Form 10-Q
period 1994-01-31
TOLL BROTHERS INC
filed 1994-03-14
CIK 794170

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---  SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY
     PERIOD ENDED January 31, 1994
                               OR
- ---  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission file number      1-9186
                            ------


                       TOLL BROTHERS, INC.
                ---------------------------------
     (Exact name of registrant as specified in its charter)


           Delaware                         23-2416878
           ---------                        -----------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification No.)


3103 Philmont Avenue, Huntingdon Valley, Pennsylvania 19006
- ----------------------------------------------------- -----
    (Address of principal executive offices)       (Zip Code)


                         (215) 938-8000
                         --------------
      (Registrant's telephone number, including area code)


                         Not applicable
                       ------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X             No
                        ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Common Stock, $.01 par value: 33,408,568 shares as of February 28, 1994

              TOLL BROTHERS, INC. AND SUBSIDIARIES

                              INDEX


                                                                  Page No.
PART I. Financial Information

        ITEM 1. Financial Statements


                Condensed Consolidated Balance Sheets                1
                  January 31, 1994 (Unaudited) and
                  October 31, 1993

                Condensed Consolidated Statements
                of Income (Unaudited)                                2
                  Three Months Ended January 31, 1994 and 1993

                Condensed Consolidated Statements
                of Cash Flows                                        3
                  (Unaudited)
                  Three Months Ended January 31, 1994 and 1993

                Notes to Condensed Consolidated Financial
                Statements                                           4
                  (Unaudited)

        ITEM 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations       6


PART II. Other Information                                           9


SIGNATURES                                                          10

PART I.  ITEM 1.   FINANCIAL STATEMENTS

              TOLL BROTHERS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Amounts in thousands)

                                                        January 31,    October 31,
                                                           1994           1993
                                                         --------       --------
                                                        (unaudited)     (Note 1)
ASSETS

  Cash and cash equivalents                              $ 55,436       $ 32,329
  Marketable securities, at cost which
    approximates market                                         -          1,983
  Residential inventories (Note 2)                        428,720        402,515
  Property, construction and office equipment,
    at cost, net of accumulated depreciation of
    $11,281 at January 31, 1994 and
    $10,910 at October 31, 1993                            10,910         10,296
  Receivables, prepaid expenses and other assets           21,466         18,973
  Mortgage notes receivable                                 7,707          9,902
                                                         --------       --------
                                                         $524,239       $475,998
                                                         ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY

  Loans payable                                          $ 14,067       $ 24,779
  Subordinated notes and debentures (Note 3)              231,957        174,442
  Customer deposits on sales contracts                     21,531         22,449
  Accounts payable                                         11,718         16,971
  Accrued expenses and other liabilities                   36,421         30,221
  Collateralized mortgage obligations                       8,967         10,810

  Income taxes payable:
    Current                                                10,107         15,471
    Deferred                                               12,932         13,849
                                                         --------       --------
                                                           23,039         29,320
                                                         --------       --------

          Total liabilities                               347,700        308,992
                                                         --------       --------


  Shareholders' equity (Note 3):
    Preferred stock                                             -              -
    Common stock                                              334            333
    Additional paid-in capital                             36,233         35,206
    Retained earnings                                     139,972        131,467
                                                         --------       --------

          Total shareholders' equity                      176,539        167,006
                                                         --------       --------

                                                         $524,239       $475,998
                                                         ========       ========



                     See accompanying notes

              TOLL BROTHERS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (Amounts in thousands except per share data)
                           (Unaudited)

                                                              Three months
                                                            ended January 31
                                                           ------------------
                                                          1994           1993
                                                          ----           ----
                                                                       (Note 1)
Revenues:
    Housing sales                                       $117,704        $75,461
    Interest and other                                       424            333
                                                        --------       --------
                                                         118,128         75,794
                                                        --------       --------

Costs and expenses:
    Land and housing construction                         89,758         54,459
    Selling, general and administrative                   10,377          9,428
    Interest                                               4,497          3,763
                                                        --------       --------
                                                         104,632         67,650
                                                        --------       --------

Income before income taxes and                            13,496          8,144
    change in accounting

Income taxes                                               4,991          3,253
                                                        --------       --------

Income before change in accounting                         8,505          4,891

Cumulative effect of change in
    accounting for income taxes                                -          1,307
                                                        --------       --------

Net income                                              $  8,505        $ 6,198
                                                        ========       ========

Income per share:
    Income before change in
      accounting                                        $    .25        $   .15

    Cumulative change in accounting                            -            .04
                                                        --------       --------

    Net income                                          $    .25        $   .19
                                                        ========       ========

Weighted average number of shares                         33,740         33,433
                                                        ========       ========





                     See accompanying notes

              TOLL BROTHERS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 1 and 4)
                     (Amounts in thousands)
                           (Unaudited)

                                                                         Three months
                                                                       ended January 31
                                                                      ------------------
                                                                     1994           1993
                                                                     ----           ----
Cash flows from operating activities:

    Net income                                                     $ 8,505        $ 6,198
    Adjustments to reconcile net income to
      net cash used in operating activities:

        Depreciation and amortization                                  669            656
        Net realizable provisions                                    2,575              -
        Increase in residential inventories                        (30,130)       (29,938)
        Decrease (increase) in receivables, prepaid
          expenses and other assets                                    575           (123)
        (Decrease) increase in customer deposits on
          sales contracts                                             (918)           711
        Decrease in accounts payable                                (5,253)        (1,149)
        Increase in accrued expenses and other
          liabilities                                                6,200          4,084
        Decrease in current income taxes payable                    (5,364)        (1,148)
        Decrease in deferred income taxes payable                     (639)          (987)
                                                                  --------       --------

            Net cash used in operating activities                  (23,780)       (21,696)
                                                                  --------       --------

Cash flows from investing activities:

    Sale of marketable securities                                    1,983          8,444
    Purchase of property, construction and office
      equipment, net                                                (1,025)          (343)
    Principal repayments of mortgage notes receivable                2,199          4,822
                                                                  --------       --------

            Net cash provided by investing activities                3,157         12,923
                                                                  --------       --------

Cash flows from financing activities:

    Proceeds from loans payable                                     13,678          8,379
    Principal payments of loans payable                            (24,422)        (9,177)
    Net proceeds from issuance of senior
      subordinated notes                                            55,575              -
    Principal payments of collateralized mortgage
      obligations                                                   (1,851)        (4,726)
    Proceeds from stock options exercised and employee
      stock plan purchases                                             750            610
                                                                  --------       --------

            Net cash provided by (used in) financing
              activities                                            43,730         (4,914)
                                                                  --------       --------

Net increase (decrease) in cash and cash equivalents                23,107        (13,687)
Cash and cash equivalents, beginning of period                      32,329         33,407
                                                                  --------       --------

Cash and cash equivalents, end of period                           $55,436        $19,720
                                                                  ========       ========


                     See accompanying notes

              TOLL BROTHERS, INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     (Amounts in thousands)
                           (Unaudited)

1.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The October 31, 1993 balance sheet amounts and disclosures included herein have been derived from the October 31, 1993 audited financial statements of the Registrant. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, it is suggested that they be read in conjunction with the financial statements and notes thereto included in the Registrant's October 31, 1993 Annual Report to Shareholders. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of January 31, 1994, and the results of its operations and cash flows for the three months then ended. The results of operations for such interim period are not necessarily indicative of the results to be expected for the full year.

      During the fourth quarter of 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", effective November 1, 1992. This Statement requires a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered. In accordance with FASB 109, the cumulative effect of this change in accounting for income taxes of $1.3 million of income has been included in the consolidated statement of income for the quarter ended January 31, 1993.

      The net results of the Company's collateralized mortgage financing operations have been included in interest and other revenues. Certain amounts for the three months ended January 31, 1993 have been restated to reflect this treatment.

2.    Residential Inventories

      Residential inventories consisted of the following:

                                                        January 31,    October 31,
                                                           1994           1993
                                                        ----------     ----------
         Land and land development costs                 $135,695       $122,258
         Construction in progress                         243,190        220,680
         Sample homes                                      17,374         15,297
         Land deposits and costs of future development     11,798         15,773
         Loan assets acquired for future development       13,352         21,873
         Deferred marketing and financing costs             7,311          6,634
                                                         --------       --------
                                                         $428,720       $402,515
                                                         ========       ========

      Construction in progress includes the cost of homes under construction, land and land development and carrying costs of lots that have been substantially improved.

      The Company capitalizes certain interest costs to inventories during the development and construction period. Capitalized interest is charged to interest expense when the related inventories are closed. Interest incurred, capitalized and expensed is summarized as follows:

                                                               Three months
                                                             ended January 31
                                                            ------------------
                                                           1994           1993
                                                           ----           ----
         Interest capitalized,
           beginning of period                           $38,270        $34,470
         Interest incurred                                 5,076          4,317
         Interest expensed                                (4,497)        (3,764)
         Write off to cost of sales                       (1,412)             -
                                                        --------       --------
         Interest capitalized,
           end of period                                 $37,437        $35,023
                                                        ========       ========


3.    Public Offering of Convertible Senior Subordinated Notes

      In January 1994, the Company completed a public offering of $57.5 million principal amount of 4 3/4% convertible senior subordinated notes due January 15, 2004. The notes were issued at par by one of the Company's subsidiaries and are guaranteed by the Company. The net proceeds from the sale of the notes, approximately $55.8 million, was or will be used to repay bank debt, acquire residential property and for general corporate purposes. Pending such applications, the net proceeds are expected to be invested in high-grade, short-term, marketable, interest-bearing securities. The notes are convertible into shares of common stock of the Company at the option of the noteholder at any time prior to maturity, unless previously redeemed, at a conversion price of $21.75 per share.

4.    Supplemental Disclosures to Statements of Cash Flows

      The following are supplemental disclosures to the statements of cash flows:

                                                              Three months
                                                            ended January 31
                                                           ------------------
                                                          1994           1993
                                                          ----           ----
         Supplemental disclosures of cash
            flow information:
             Interest paid, net of amount capitalized    $   315         $  677
                                                        ========       ========

         Income taxes paid                               $10,994         $4,078
                                                        ========       ========

         Supplemental disclosures of non-cash
           financing activities:
         Income tax benefit relating to
           exercise of employee stock options            $   278         $  415
                                                        ========       ========


PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Homebuilding



The following table sets forth, for the periods indicated, certain income statement items related to the Company's operations as percentages of total revenues and certain other data:

                                                               Three months
                                                             ended January 31
                                                             ----------------
                                                           1994           1993
                                                           ----           ----
      Revenues                                             100.0%         100.0%
                                                           -----          -----

      Costs and expenses:
        Land and housing construction                       76.0           71.9
        Selling, general and administrative                  8.8           12.4
        Interest                                             3.8            5.0
                                                          ------         ------
        Total costs and expenses                            88.6           89.2
                                                          ------         ------

      Income before taxes and change in
        in accounting                                       11.4%          10.7%
                                                          ======         ======

      Number of homes closed                                 386            250
                                                          ======         ======

Homebuilding revenues for the three months ended January 31, 1994 were higher than those of the comparable period of the prior year by approximately $42.3 million, or 56%. The higher revenues were primarily attributable to the increased number of homes closed, which was due to the significantly larger contract backlog at the beginning of fiscal 1994, as compared to a year earlier. In addition, the average sales price per home increased as a result of a change in product mix and due to a shift in the location of homes closed to more expensive communities. The aggregate sales value of new contracts signed during the three months ended January 31, 1994 was $99.3 million (299 homes). This compared to $88.2 million (290 homes) in the three months ended January 31, 1993.

Land and housing construction costs as a percentage of revenues increased in the first quarter of 1994 as compared to the first quarter of 1993 due principally to a writeoff in fiscal 1994 of $2.6 million related to previously capitalized costs in one community which the Company no longer considered realizable, an increase in material costs (primarily lumber) and increased costs due to adverse weather conditions.

Selling, general and administrative expenses were lower as a percentage of revenues in the first quarter of 1994 as compared to 1993 due to the increase in revenues year-to-year being greater than the increase in the costs incurred. The increase in costs was due primarily to an increase in selling expenses which were attributable to the increased number of homes closed during the 1994 quarter over the 1993 quarter and the increased number of communities in which the Company was offering homes for sale.

Interest expense for the first quarter of fiscal 1994 was lower as a percentage of revenues and on a per home basis than in fiscal 1993. On average, the land and land development costs associated with the homes closed in the fiscal 1994 quarter remained in inventory for a shorter period of time than those closed in the prior year. In addition, the amount of interest incurred in recent years has declined as a percentage of inventory due to lower interest rates and the decline in the amount of debt in proportion to the amount of inventory. Accordingly, less capitalized interest was accumulated on the homes closed in 1994 than on those closed in 1993.

Collateralized Mortgage Financing

The Company has not chosen to participate in any collateralized mortgage financings since fiscal 1987. Accordingly, revenues and expenses have declined in each successive year since then as a result of, and to the extent of, prepayments and normal amortization of the mortgage notes receivable. The results of collateralized mortgage financing operations have been and are expected to continue to be insignificant to consolidated results of operations. The net results of the collateralized mortgage financings are included in interest and other revenue.

Income Taxes

Income taxes for fiscal 1994 and 1993 were provided at effective rates of 37% and 39.9% respectively. The effective rate for the first quarter of fiscal 1994 was lower than the anticipated effective rate of 39% due principally to the recognition in the quarter of a benefit from the application of FASB 109 related to a change in the Company's projected tax rate on its deferred tax assets and liabilities.

Effective November 1, 1992, the Company adopted Statement of Financial
Accounting

Standard No. 109, "Accounting for Income Taxes". This Statement requires a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be recovered or paid. The cumulative effect of this change in accounting for income taxes of $1.3 million of income has been included in the consolidated statement of income for 1993.


CAPITAL RESOURCES AND LIQUIDITY

Funding for the Company's residential development activities is principally provided by cash flows from homebuilding operations, unsecured bank borrowings, and from the public debt and equity markets.


The Company has a $150 million unsecured revolving credit facility with nine banks which extends through October 1996. As of January 31, 1994, the Company had $10.0 million of loans and approximately $47.6 million of letters of credit outstanding under the facility.

In January 1994, the Company completed a public offering of $57.5 million principal amount of 4 3/4% convertible senior subordinated notes due January 15, 2004. The notes were issued by one of the Company's subsidiaries and are guaranteed by the Company. The net proceeds from the sale of the notes, approximately $55.8 million, was or will be used to repay bank debt and for general corporate purposes and working capital needs. Pending such applications, the net proceeds are expected to be invested in high-grade, short-term, marketable, interest-bearing securities.

The Company has not participated in collateralized mortgage financing activities since 1987 and the effect on consolidated capital resources and liquidity is insignificant.

The Company believes that it will be able to fund its activities through a combination of operating cash flow, cash balances and existing sources of credit.

PART II.  Other Information


ITEM 1.   Legal Proceedings

          None.

ITEM 2.   Changes in Securities

          None.

ITEM 3.   Defaults upon Senior Securities

          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

          None.

ITEM 5.   Other Information

          None.

ITEM 6.   Exhibits and Reports on Form 8-K

          Exhibits   None.

ITEM 7.   Reports on Form 8-K

          Form 8-K dated December 17, 1993 related to the adoption by the Board of Directors, subject to shareholder approval of the Toll Brothers, Inc. Key Executives and Non-Employee Directors Stock Option Plan (1993) and the Toll Brothers, Inc. Cash Bonus Plan.

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TOLL BROTHERS, INC.
                                     (Registrant)



Date: March 11, 1994           By:  /s/ Joel H. Rassman
      --------------                ----------------------
                                     Joel H. Rassman
                                     Senior Vice President,
                                     Treasurer and Chief
                                     Financial Officer




Date: March 11, 1994           By:  /s/ Joseph R. Sicree
      --------------                -----------------------
                                     Joseph R. Sicree
                                     Vice President -
                                     Chief Accounting Officer
                                     (Principal Accounting
                                      Officer)