Form 10-Q
period 1994-04-30
TOLL BROTHERS INC
filed 1994-06-14
CIK 794170

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q


(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   April 30, 1994
                               OR
 -- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission file number       1-9186
                            --------


                       TOLL BROTHERS, INC.
- - ------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


            Delaware                  23-2416878
          ----------                 ------------
(State or other jurisdiction of    (I.R.S. Employer
 incorporation or organization)   Identification No.)


     3103 Philmont Avenue, Huntingdon Valley, Pennsylvania     19006
- - -------------------------------------------------------------------------
           (Address of principal executive offices)         (Zip Code)


                         (215) 938-8000
- - ------------------------------------------------------------------------
      (Registrant's telephone number, including area code)


                         Not applicable
- - ------------------------------------------------------------------------
      (Former name, former address and former fiscal year,
                 if changed since last  report)


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

    Common Stock, $.01 par value:  33,417,991 shares as of May 31, 1994

              TOLL BROTHERS, INC. AND SUBSIDIARIES

                              INDEX


                                                    Page No.
                                                    ---------

   PART I.      Financial Information

         ITEM 1.   Financial Statements

                Condensed Consolidated Balance
                Sheets April 30, 1994 (Unaudited)
                and October 31, 1993                     1

                Condensed Consolidated Statements
                of Income (Unaudited) For the
                Six Months and Three Months Ended
                April 30, 1994 and 1993                  2

                Condensed Consolidated Statements
                of Cash Flows (Unaudited) For the
                Six Months Ended April 30,
                1994 and 1993                            3

                Notes to Condensed Consolidated
                Financial Statements (Unaudited)         4

         ITEM 2.   Management's Discussion and
                   Analysis of Financial Condition
                   and Results of Operations             6


   PART II.     Other Information                        9


   SIGNATURES                                           10

PART I.  ITEM 1.   FINANCIAL STATEMENTS

              TOLL BROTHERS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Amounts in thousands)

                                                              April 30,          October 31,
                                                                1994                1993
                                                             (unaudited)          (Note 1)
ASSETS

  Cash and cash equivalents                                   $ 40,146            $ 32,329
  Marketable securities, at cost which
    approximates market                                          9,737               1,983
  Residential inventories (Note 2)                             446,599             402,515
  Property, construction and office equipment,
    at cost, net of accumulated depreciation of
    $11,526 at April 30, 1994 and
    $10,910 at October 31, 1993                                 10,930              10,296
  Receivables, prepaid expenses and other assets                22,503              18,973
  Mortgage notes receivable                                      6,386               9,902
                                                              --------            --------
                                                              $536,301            $475,998
                                                              ========            ========


LIABILITIES AND SHAREHOLDERS' EQUITY

  Loans payable                                               $ 13,906            $ 24,779
  Subordinated notes (Note 3)                                  231,472             174,442
  Customer deposits on sales contracts                          30,041              22,449
  Accounts payable                                              18,330              16,971
  Accrued expenses and other liabilities                        32,708              30,221
  Collateralized mortgage obligations                            6,968              10,810

  Income taxes payable:
    Current                                                      7,203              15,471
    Deferred                                                    14,766              13,849
                                                              --------            --------
                                                                21,969              29,320
                                                              --------            --------

            Total liabilities                                  355,394             308,992
                                                              --------            --------


  Shareholders' equity (Note 3):
    Preferred stock                                                  -                   -
    Common stock                                                   334                 333
    Additional paid-in capital                                  36,251              35,206
    Retained earnings                                          144,322             131,467
                                                              --------            --------

            Total shareholders' equity                         180,907             167,006
                                                              --------            --------

                                                              $536,301            $475,998
                                                              ========            ========

                     See accompanying notes

              TOLL BROTHERS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (Amounts in thousands except per share data)
                           (Unaudited)

                                                      Six months               Three months
                                                    ended April 30            ended April 30
                                                   1994        1993          1994        1993
                                                             (Note 1)                  (Note 1)
Revenues:
    Housing sales                                 $208,682    $148,566      $90,978     $73,105
    Interest and other                                 890       1,170          466         837
                                                  --------    --------     --------    --------
                                                   209,572     149,736       91,444      73,942
                                                  --------    --------     --------    --------

Costs and expenses:
    Land and housing construction                  158,233     108,571       68,475      54,112
    Selling, general and administrative             22,775      19,783       12,398      10,355
    Interest                                         8,092       7,087        3,595       3,324
                                                  --------    --------     --------    --------
                                                   189,100     135,441       84,468      67,791
                                                  --------    --------     --------    --------

Income before income taxes and
    change in accounting                            20,472      14,295        6,976       6,151

Income taxes                                         7,617       5,699        2,626       2,446
                                                  --------    --------     --------    --------

Income before change in accounting                  12,855       8,596        4,350       3,705

Cumulative effect of change in
    accounting for income taxes                       -          1,307         -           -
                                                  --------    --------     --------    --------

Net income                                        $ 12,855    $  9,903        4,350       3,705
                                                  ========    ========     ========    ========

Income per share: (Note 4)
    Income before change in
        accounting                                $    .38    $    .26      $   .13     $   .11

    Cumulative change in accounting                      -         .04            -           -
                                                  --------    --------     --------    --------

    Net income                                    $    .38    $    .30      $   .13     $   .11
                                                  ========    ========     ========    ========

Weighted average number of shares                   33,708      33,469       33,676      33,508
                                                  ========    ========     ========    ========




                     See accompanying notes

              TOLL BROTHERS, INC. AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 5)
                     (Amounts in thousands)
                           (Unaudited)

                                                                            Six months
                                                                           ended April 30
                                                                       1994             1993
Cash flows from operating activities:
    Net income                                                      $12,855             $ 9,903
    Adjustments to reconcile net income to net cash
        used in operating activities:

            Depreciation and amortization                             1,281               1,326
            Gain from repurchase of subordinated notes                  (78)
            Net realizable provisions                                 2,575                 600
            Increase in residential inventories                     (48,009)            (52,211)
            (Increase) decrease in receivables, prepaid
                expenses and other assets                              (725)              2,897
            Increase in customer deposits on sales contracts          7,592               6,558
            Increase in accounts payable                              1,359                 482
            Increase in accrued expenses and other liabilities        2,489               2,921
            Decrease in current income taxes payable                 (8,268)             (1,354)
            Increase (decrease) in deferred income taxes payable      1,140                (353)
                                                                   --------            --------

                Net cash used in operating activities               (27,789)            (29,231)
                                                                   --------            --------

Cash flows from investing activities:
    Purchase of marketable securities, net                           (7,754)            (27,903)
    Purchase of property, construction and office
        equipment, net                                               (1,362)               (849)
    Principal repayments of mortgage notes receivable                 3,527               8,083
                                                                   --------            --------

               Net cash used in investing activities                 (5,589)            (20,669)
                                                                   --------            --------

Cash flows from financing activities:
    Proceeds from loans payable                                      13,493              11,379
    Principal payments of loans payable                             (24,433)            (12,215)
    Net proceeds from issuance of subordinated notes                 55,575              71,993
    Repurchase of subordinated notes                                   (405)
    Principal payments of collateralized mortgage
        obligations                                                  (3,858)             (8,748)
    Proceeds from stock options exercised and employee
        stock plan purchases                                            823               1,007
                                                                   --------            --------

                Net cash provided by financing activities            41,195              63,416
                                                                   --------            --------

Net increase in cash and cash equivalents                             7,817              13,516
Cash and cash equivalents, beginning of period                       32,329              33,407
                                                                   --------            --------

Cash and cash equivalents, end of period                            $40,146             $46,923
                                                                   ========            ========

                     See accompanying notes

              TOLL BROTHERS, INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     (Amounts in thousands)
                           (Unaudited)
1.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The October 31, 1993 balance sheet amounts and disclosures included herein have been derived from the October 31, 1993 audited financial statements of the Registrant. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, it is suggested that they be read in conjunction with the financial statements and notes thereto included in the Registrant's October 31, 1993 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of April 30, 1994 and 1993, the results of its operations for the six months and three months then ended and its cash flows for the six months then ended. The results of operations for such interim period are not necessarily indicative of the results to be expected for the full year.

      During the fourth quarter of 1993, the Company adopted Statement of Financial Accounting Standards Board ("FASB") No. 109, "Accounting for Income Taxes", effective November 1, 1992. This Statement requires a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered. In accordance with FASB 109, the cumulative effect of this change in accounting for income taxes of $1.3 million of income has been included in the consolidated statement of income for the quarter ended January 31, 1993 and for the six months ended April 30, 1993.

      The net results of the Company's collateralized mortgage financing operations have been included in interest and other revenues. Certain amounts for the six months and three months ended April 30, 1993 have been restated to reflect this treatment.

2.    Residential Inventories

      Residential inventories consisted of the following:

                                                         April 30,       October 31,
                                                           1994             1993
         Land and land development costs                 $145,939       $122,258
         Construction in progress                         253,345        220,680
         Sample homes                                      18,923         15,297
         Land deposits and costs of future development     14,405         15,773
         Loan assets acquired for future development        5,728         21,873
         Deferred marketing and financing costs             8,259          6,634
                                                         --------       --------
                                                         $446,599       $402,515
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

      The Company capitalizes certain interest costs to inventories during the development and construction period. Capitalized interest is charged to interest expense when the related inventories are closed. Interest incurred, capitalized and expensed is summarized as follows:

                                         Six months              Three months
                                       ended April 30           ended April 30
                                      1994         1993        1994         1993
      Interest capitalized,
          beginning of period       $38,270     $34,470      $37,437     $35,023
      Interest incurred              10,569       9,422        5,493       5,105
      Interest expensed              (8,092)     (7,087)      (3,595)     (3,323)
      Write off to cost of sales     (1,412)       -            -           -
                                   --------    --------     --------    --------
      Interest capitalized,
          end of period             $39,335     $36,805      $39,335     $36,805
                                   ========    ========     ========    ========

3.    Public Offering of Convertible Senior Subordinated Notes

      In January 1994, the Company completed a public offering of $57.5 million principal amount of 4 3/4% convertible senior subordinated notes due January 15, 2004. The notes were issued at par by one of the Company's subsidiaries and are guaranteed by the Company. The net proceeds from the sale of the notes, approximately $55.8 million, was or will be used to repay bank debt, acquire residential property and for general corporate purposes. Pending such applications, the net proceeds are invested in high-grade, short-term, marketable, interest-bearing securities. The notes are convertible into shares of common stock of the Company at the option of the noteholder at any time prior to maturity, unless previously redeemed, at a conversion price of $21.75 per share. In April 1994 the Company acquired $500,000 of these notes in the open market. The gain realized by the Company was immaterial and is included in other income.

4.    Net Income Per Share

      Net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents include dilutive stock options. Fully diluted earnings per share did not differ significantly from primary earnings per share for the six month and three month periods ended April 30, 1994.

5.    Supplemental Disclosures to Statements of Cash Flows

      The following are supplemental disclosures to the statements of cash flows:

                                                                 Six months
                                                               ended April 30
                                                             1994          1993
      Supplemental disclosures of cash flow
          information:
              Interest paid, net of amount capitalized    $ 2,150         $2,543
                                                         ========       ========

              Income taxes paid                           $14,745         $6,099
                                                         ========       ========

      Supplemental disclosures of non-cash
          financing activities:
              Income tax benefit relating to
                  exercise of employee stock options      $   223         $  533
                                                         ========       ========

PART I.  ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Homebuilding

The following table sets forth, for the periods indicated, certain income statement items related to the Company's operations as percentages of total revenues and certain other data:

                                                   Six months              Three months
                                                 ended April 30           ended April 30
                                                1994         1993        1994         1993
      Revenues                                 100.0%      100.0%       100.0%      100.0%

      Costs and expenses:
          Land and housing construction          75.5        72.5         74.9        73.2
          Selling, general and administrative    10.9        13.2         13.6        14.0
          Interest                                3.8         4.7          3.9         4.5
                                               ------      ------       ------      ------
          Total costs and expenses               90.2        90.4         92.4        91.7
                                               ------      ------       ------      ------

      Income before taxes and change in
          in accounting                          9.8%        9.6%         7.6%        8.3%
                                               ======      ======       ======      ======

      Number of homes closed                      682         504          296         254
                                               ======      ======       ======      ======

Revenues for the six months and three months ended April 30, 1994 were higher than those of the comparable period of the prior year by approximately $59.8 million, or 40%, and $17.5 million, or 24%, respectively. The higher revenues were primarily attributable to the increased number of homes closed, which was due to the significantly larger contract backlog at the beginning of fiscal 1994, as compared to a year earlier. In addition, the average sales price per home increased in the six month and three month periods of fiscal 1994 as compared to the same periods of fiscal 1993 as the result of a change in product mix and a shift in the location of homes closed to more expensive communities.

The average sales price per home settled will vary on a period to period basis due to the product and community mix of homes closed. This mix change resulted in an increase in the average sales price per home closed in the second quarter of fiscal 1994 as compared to the second quarter of fiscal 1993 and to the first quarter of fiscal 1994, whereas, the average selling price per home settled declined in the second quarter of 1993 as compared to the first quarter of 1993. Based upon the backlog of homes under contract at April 30, 1994, the Company anticipates that the average selling price per home closed will increase throughout the remainder of 1994 as compared to fiscal 1993 and the first half of 1994.

The aggregate sales value of new contracts signed during the six months and three months ended April 30, 1994 amounted to $293.2 million (881 homes) and $193.9 million (582 homes), respectively, as compared to $239.7 million (792 homes) and $151.5 million (502 homes) for the same periods of 1993. The Company believes that these increases of 22% for the six months and 28% for the three months of fiscal 1994 over the same periods of fiscal 1993 are the result of (a) the Company's expansion through a greater penetration of existing markets and its entry into new markets such as New York State and California, (b) a shift in product mix to higher priced communities as well as price increases in existing communities, (c) diminished competition due to the poor economic conditions of the past several years and (d) pent up demand.

The Company's backlog of homes under contract of April 30, 1994 and 1993 were $369.9 million (1,091 homes) and $278.2 million (909 homes), respectively. Orders for new homes are generally the strongest during the Company's second quarter and consequently the backlog at April 30 is generally at its highest level for the Company's fiscal year.

Land and construction costs for the three months ended April 30, 1994 increased as a percentage of sales as compared to the comparable quarter of 1993 due principally to the increase in the cost of materials (primarily lumber) and an increase in costs due to the severe weather conditions that the Company experienced in the later part of its first quarter of fiscal 1994 and a substantial portion of the second quarter. These weather conditions resulted in increased spending as well as reduced construction activity which increased per home overhead costs. Costs for the six months ended April 30, 1994 were similarly affected by the aforementioned material price increases and adverse weather conditions. During the April 30, 1993 quarter the Company provided $600,000 for the writedown to net realizable value of one community. In the first quarter of 1994, the Company recognized a $2.6 million charge related to the writeoff of previously capitalized costs of a future community that it no longer considered realizable. No writeoffs were made in the first quarter of fiscal 1993 or the second quarter of fiscal 1994.

Selling, general and administrative expenses were lower as a percentage of revenues in the six month and three month periods ended April 30, 1994 compared to the same periods of 1993 but actual costs incurred in each period of fiscal 1994 were greater than the comparable period of fiscal 1993. The increase in selling expenses, approximately $1.9 million for the six month and $1.0 million for the three months were due to the greater number of homes closed in the 1994 periods over the 1993 periods, and to the higher number of communities that the Company was offering homes for sale in fiscal 1994 compared to 1993. The remaining increase, attributable to increased general and administrative expenses, was primarily due to increased payroll and payroll related costs and was due to the increased number of communities that the Company had open in 1994 as compared to 1993.

Interest expense for the six months and three months ended April 30, 1994 was lower as a percentage of revenues and on a per home basis than in the comparable periods of fiscal 1993. On average, the land and land development costs associated with the homes closed in the fiscal 1994 periods remained in inventory for a shorter period of time than those closed in the prior year. In addition, the amount of interest incurred in recent years has declined as a percentage of inventory due to lower interest rates and the decline in the amount of debt in proportion to the amount of inventory. Accordingly, less capitalized interest was accumulated on the homes closed in 1994 than on those closed in 1993.

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

Income Taxes

Income taxes for the six months ended April 30, 1994 and 1993 were provided at effective rates of 37.2% and 39.9%, respectively. The effective rate for the six months of fiscal 1994 was lower than the anticipated effective rate of 39% due principally to the recognition of a benefit from the application of FASB 109 related to a change in the Company's projected tax rate on its deferred tax assets and liabilities and the effect of non-taxable income from investments. Income taxes for the second quarter of 1994 and 1993 were provided at effective rates of 37.6% and 39.8%, respectively. The effective tax rate for the second quarter of 1994 was lower than the anticipated rate of 39% due primarily to the effect of non-taxable income from investments.

Effective November 1, 1992, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". This Statement requires a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be recovered or paid. The cumulative effect of this change in accounting for income taxes of $1.3 million of income has been included in the consolidated statement of income for the three months ended January 31, 1993 and the six months ended April 30, 1993.

CAPITAL RESOURCES AND LIQUIDITY

Funding for the Company's residential development activities is principally provided by cash flows from homebuilding operations, unsecured bank borrowings, and from the public debt and equity markets.

The Company has a $150 million unsecured revolving credit facility with nine banks which extends through October 1996. As of April 30, 1994, the Company had $10.0 million of loans and approximately $45.5 million of letters of credit outstanding under the facility.

In January 1994, the Company completed a public offering of $57.5 million principal amount of 4 3/4% convertible senior subordinated notes due January 15, 2004. The notes were issued by one of the Company's subsidiaries and are guaranteed by the Company. The net proceeds from the sale of the notes, approximately $55.8 million, was or will be used to repay bank debt, acquire residential property and for general corporate purposes. Pending such applications, the net proceeds are invested in high-grade, short-term, marketable, interest-bearing securities.

The Company has not participated in collateralized mortgage financing activities since 1987 and the effect on consolidated capital resources and liquidity is insignificant.

The Company believes that it will be able to fund its activities through a combination of operating cash flow, cash balances, bank borrowings and the public debt and equity markets.

PART II.     Other Information

   ITEM 1. Legal Proceedings

           None.

   ITEM 2. Changes in Securities

           None.

   ITEM 3. Defaults upon Senior Securities

           None.

   ITEM 4. Submission of Matters to a Vote of Security Holders

           (a) The Company's 1994 Annual Meeting of Shareholders was held on March 17, 1994.
           (b)  Not required.
           (c) The following proposals were submitted to a vote of shareholders and were approved by the affirmative vote of a majority of the shares of common stock of the Company that were outstanding and entitled to vote, as indicated below.

                The approval of Ernst & Young as the Company's independent auditors for the 1994 fiscal year.

                          FOR         AGAINST       ABSTAIN
                         -------      -------       -------
                       20,595,840      8,329         4,365

                To consider and act upon the adoption of the Toll
                Brothers, Inc. Key Executives and Non-Employee
                Directors Stock Option Plan (1993).

                          FOR         AGAINST       ABSTAIN
                         -------      -------       -------
                       20,241,840     356,369        9,505

                To consider and act upon the adoption of the Toll
                Brothers, Inc. Cash Bonus Plan.

                          FOR         AGAINST       ABSTAIN
                         -------      -------       -------
                       20,172,855     428,554        6,305

   ITEM 5. Other Information

           None.

   ITEM 6. Exhibits and Reports on Form 8-K

           (a)  Exhibits

                Exhibits 11. Statement Regarding Computation of Per Share Earnings.

           (b)  Reports on Form 8-K

                Form 8-K dated December 17, 1993 related to the adoption by the Board of Directors and by the shareholders of the Toll Brothers, Inc. Key Executives and Non-Employee Directors Stock Option Plan (1993) and the Toll Brothers, Inc. Cash Bonus Plan.

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TOLL BROTHERS, INC.
                                     (Registrant)



Date:  June 13, 1994          By: /s/ Joel H. Rassman
                                  ------------------------
                                      Joel H. Rassman
                                      Senior Vice President,
                                      Treasurer and Chief
                                      Financial Officer




Date:  June 13, 1994          By: /s/ Joseph R. Sicree
                                  ------------------------
                                      Joseph R. Sicree
                                      Vice President -
                                      Chief Accounting Officer
                                     (Principal Accounting
                                      Officer)