Form 10-Q
period 1994-07-31
TOLL BROTHERS INC
filed 1994-09-12
CIK 794170

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                              FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 1994

 OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number       1-9186



                             TOLL BROTHERS, INC.
       (Exact name of registrant as specified in its charter)

         Delaware                                    23-2416878
 (State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)


  3103 Philmont Avenue, Huntingdon Valley, Pennsylvania     19006
      (Address of principal executive offices)           (Zip Code)


                                (215) 938-8000
          (Registrant's telephone number, including area code)


                               Not applicable
(Former name, former address and former fiscal year, if changed since last report)


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

Common Stock, $.01 par value:  33,421,737 shares as of September 6,
1994

                    TOLL BROTHERS, INC. AND SUBSIDIARIES

                                     INDEX

                                                             Page No.

PART I.   Financial Information

ITEM 1.   Financial Statements

   Condensed Consolidated Balance Sheets                         1
    July 31, 1994 (Unaudited) and October 31, 1993

   Condensed Consolidated Statements of Income (Unaudited)       2
    For the Nine Months and Three Months Ended
    July 31, 1994 and 1993

   Condensed Consolidated Statements of Cash Flows               3
    (Unaudited)
    For the Nine Months Ended July 31, 1994 and 1993

   Notes to Condensed Consolidated Financial Statements          4
    (Unaudited)

ITEM 2.   Management's Discussion and Analysis of                6
           Financial Condition and Results of Operations

PART II.  Other Information                                      10

SIGNATURES                                                       11

PART I.  ITEM 1.           FINANCIAL STATEMENTS

                   TOLL BROTHERS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Amounts in thousands)

                                               July 31,      October 31,
                                                1994           1993
                                             ___________     ___________
                                             (unaudited)      (Note 1)
ASSETS

  Cash and cash equivalents                     $ 36,022     $ 32,329
  Marketable securities, at cost which
   approximates market                             8,537        1,983
  Residential inventories (Note 2)               479,530      402,515
  Property, construction and office
   equipment, at cost, net of accumulated
   depreciation of $11,921 at July 31, 1994
   and $10,910 at October 31, 1993                11,584       10,296
  Receivables, prepaid expenses and other
   assets                                         22,584       18,973
  Mortgage notes receivable                        5,204        9,902
                                                ________     ________
                                                $563,461     $475,998
                                                ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Loans payable                                 $ 17,908     $ 24,779
  Subordinated notes (Note 3)                    228,987      174,442
  Customer deposits on sales contracts            32,771       22,449
  Accounts payable                                23,825       16,971
  Accrued expenses and other liabilities          39,038       30,221
  Collateralized mortgage obligations              5,227       10,810

  Income taxes payable:
    Current                                       11,936       15,471
    Deferred                                      14,845       13,849
                                                ________     ________
                                                  26,781       29,320
                                                ________     ________
  Total liabilities                              374,537      308,992
                                                ________     ________

  Shareholders' equity (Note 3):
    Preferred stock                                   _            -
    Common stock                                     334          333
    Additional paid-in capital                    36,276       35,206
    Retained earnings                            152,314      131,467
                                                ________     ________
  Total shareholders' equity                     188,924      167,006
                                                ________     ________
                                                $563,461     $475,998
                                                ========     ========

                            See accompanying notes

                      TOLL BROTHERS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Amounts in thousands except per share data)
                                   (Unaudited)

                                 Nine months            Three months
                                ended July 31          ended July 31
                               1994       1993         1994      1993
                                       (Note 1)                (Note 1)

Revenues:
  Housing sales               $327,725  $249,729      $119,043  $101,163
  Interest and other             1,907     2,386         1,017     1,216
                              ________  ________      ________  ________
                               329,632   252,115       120,060   102,379
                              ________  ________      ________  ________
Costs and expenses:
  Land and housing
   construction                248,781   184,743        90,548    76,172
  Selling, general &
   administrative               35,447    31,019        12,672    11,236
  Interest                      12,001    11,511         3,909     4,424
                              ________  ________      ________  ________
                               296,229   227,273       107,129    91,832
                              ________  ________      ________  ________
Income before income taxes
 and change in accounting       33,403    24,842        12,931    10,547

Income taxes                    12,556     9,926         4,939     4,227
                              ________  ________      ________  ________
Income before change in
 accounting                     20,847    14,916         7,992     6,320

Cumulative effect of change
 in accounting for income
 taxes                            -        1,307           -          -
                              ________  ________      ________  ________

Net income                    $ 20,847  $ 16,223         7,992     6,320
                              ========  ========      ========  ========
Income per share: (Note 4)
 Income before change in
 accounting                   $    .62  $    .45      $    .24  $    .19

Cumulative change in
 accounting                          -       .04             -        -
                              ________  ________      ________  ________

Net income                    $    .62  $    .49      $    .24  $    .19
                              ========  ========      ========  ========
Weighted average number of
 shares                         33,660    33,460        33,563    33,463
                              ========  ========      ========  ========

                      See accompanying notes

                      TOLL BROTHERS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 5)
                            (Amounts in thousands)
                                 (Unaudited)

                                                      Nine months
                                                     ended July 31
                                                   1994        1993

Cash flows from operating activities:
  Net income                                       $20,847     $16,223
  Adjustments to reconcile net income to
   net cash used in operating activities:

  Depreciation and amortization                      1,993       2,033
  Gain from repurchase of subordinated notes          (549)         -
  Net realizable provisions                          4,875       1,400
  Increase in residential inventories              (78,240)   (109,821)

  (Increase) decrease in receivables,
   prepaid expenses and other assets                (1,116)      2,651
  Increase in customer deposits on
   sales contracts                                  10,322       8,880
  Increase in accounts payable                       6,854       4,370
  Increase in accrued expenses and other
   liabilities                                       8,817      11,135
  (Decrease) increase in current income
   taxes payable                                    (3,312)      2,720
  Increase (decrease) in deferred income
   taxes payable                                       996        (230)
                                                   ________    ________
  Net cash used in operating activities            (28,513)    (60,639)
                                                   ________    ________
Cash flows from investing activities:
  Purchase of marketable securities, net            (6,554)    (14,912)
  Purchase of property, construction and
   office equipment, net                            (2,411)     (1,260)
  Principal repayments of mortgage notes
   receivable                                        4,714      10,020
                                                   --------    --------
Net cash used in investing activities               (4,251)     (6,152)
                                                   ________    ________
Cash flows from financing activities:
  Proceeds from loans payable                       13,493      11,379
  Principal payments of loans payable              (25,465)    (13,259)
Net proceeds from issuance of subordinated
  notes                                             55,541      71,993
Repurchase of subordinated notes                    (2,353)          -
Principal payments of collateralized
  mortgage obligations                              (5,607)    (10,898)
Proceeds from stock options exercised
  and employee stock plan purchases                    848        1,116
                                                   ________    ________
Net cash provided by financing activities           36,457       60,331
                                                   ________    ________
Net increase (decrease) in cash and cash
  equivalents                                        3,693       (6,460)
Cash and cash equivalents, beginning
  of period                                         32,329       33,407
                                                   ________    ________
Cash and cash equivalents, end of period           $36,022      $26,947

                                                   ========    ========
                     See accompanying notes

                 TOLL BROTHERS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Amounts in thousands)
                          (Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The October 31, 1993 balance sheet amounts and disclosures included herein have been derived from the October 31, 1993 audited financial statements of the Registrant. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, it is suggested that they be read in conjunction with the financial statements and notes thereto included in the Registrant's October 31, 1993 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of July 31, 1994 and 1993, the results of its operations for the nine months and three months then ended and its cash flows for the nine months then ended. The results of operations for such interim period are not necessarily indicative of the results to be expected for the full year.

During the fourth quarter of 1993, the Company adopted Statement of Financial Accounting Standards Board ("FASB") No. 109, "Accounting for Income Taxes", effective November 1, 1992. This Statement requires a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered. In accordance with FASB 109, the cumulative effect of this change in accounting for income taxes of $1.3 million of income has been included in the consolidated statement of income for the quarter ended January 31, 1993 and for the nine months ended July 31, 1993.

The net results of the Company's collateralized mortgage financing operations have been included in interest and other revenues.
Certain amounts for the nine months and three months ended July 31, 1993 have been restated to reflect this treatment.

2.  Residential Inventories

Residential inventories consisted of the following:

                                           July 31,    October 31,
                                             1994         1993
                                           ________     _________
Land and land development costs            $155,049     $122,258
   Construction in progress                 276,221      220,680
   Sample homes                              20,107       15,297
   Land deposits and costs of future
     development                             13,646       15,773
   Loan assets acquired for future
     development                              5,728       21,873
   Deferred marketing and financing costs     8,779        6,634
                                           ________     ________
                                           $479,530     $402,515
                                           ========     ========

Construction in progress includes the cost of homes under construction, land and land development and carrying costs of lots that have been substantially improved.

The Company capitalizes certain interest costs to inventories during the development and construction period. Capitalized interest is charged to interest expense when the related inventories are settled. Interest incurred, capitalized and expensed is summarized as follows:

                                    Nine months          Three months
                                   ended July 31         ended July 31
                                   1994     1993        1994      1993

Interest capitalized,
  beginning of period            $38,270   $34,470     $39,335   $36,805
Interest incurred                 16,107    15,456       5,538     6,034
Interest expensed                (12,001)  (11,510)     (3,909)   (4,423)
Write off to cost of sales
  and other                       (1,941)        -        (529)        -
                                 _______   _______     _______   _______
Interest capitalized,
  end of period                  $40,435   $38,416     $40,435   $38,416
                                 =======   =======     =======   =======


3.  Public Offering of Convertible Senior Subordinated Notes

In January 1994, the Company completed a public offering of $57.5 million principal amount of 4 3/4% convertible senior subordinated notes due January 15, 2004. The notes were issued at par by one of the Company's subsidiaries and are guaranteed by the Company. The notes are convertible into shares of common stock of the Company at the option of the noteholder at any time prior to maturity, unless previously redeemed, at a conversion price of $21.75 per share.
The Company acquired $2,500,000 and $3,000,000 of these notes in the open market during the third quarter and nine months ended July 31, 1994, respectively. The gain realized by the Company was immaterial and is included in other income.

4.  Net Income Per Share

Net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents include dilutive stock options. Fully diluted earnings per share did not differ significantly from primary earnings per share for the nine month and three month periods ended July 31, 1994.

5.  Supplemental Disclosures to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows:

                                                       Nine months
                                                      ended July 31
                                                     1994        1993
Supplemental disclosures of cash flow
  information:
    Interest paid, net of amount capitalized       $ 3,117      $3,430
                                                   =======      ======
    Income taxes paid                              $14,872      $6,129
                                                   =======      ======
Supplemental disclosures of non-cash
  financing activities:
    Cost of residential inventories
      acquired through seller financing            $ 5,000      $  818
                                                   =======      ======
    Income tax benefit relating to
      exercise of employee stock options           $   223      $  568
                                                   =======      ======

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Homebuilding

The following table sets forth, for the periods indicated, certain income statement items related to the Company's operations as percentages of total revenues and certain other data:

                                      Nine months        Three months
                                     ended July 31       ended July 31
                                     1994      1993      1994     1993

Revenues                            100.0%    100.0%    100.0%   100.0%
                                    ______    ______    ______   ______
Costs and expenses:
  Land and housing construction      75.5      73.3       5.4     74.4
  Selling, general and
   administrative                    10.8      12.3      10.6     11.0
  Interest                            3.6       4.6       3.3      4.3
                                    ______    ______    ______   ______
  Total costs and expenses           89.9      90.2      89.3     89.7
                                    ______    ______    ______   ______

Income before taxes and change
  in accounting                      10.1%      9.8%     10.7%   10.3%
                                    ======    ======    ======  ======
Number of homes closed              1,056       846       374     342
                                    ======    ======    ======  ======

Revenues for the nine months and three months ended July 31, 1994 were higher than those of the comparable period of the prior year by approximately $77.5 million, or 31%, and $17.7 million, or 17%, respectively. The higher revenues were primarily attributable to the increased number of homes closed, which was due to the significantly larger contract backlog at the beginning of fiscal 1994, as compared to a year earlier. In addition, the average sales price per home increased in the periods as the result of a change in product mix, a shift in the location of homes closed to more expensive communities and increases in selling prices.

The average sales price per home settled will vary on a period to period basis due to the product and community mix of homes closed, as well as changes in selling prices. These changes resulted in an increase in the average sales price per home closed in the nine months and the third quarter of fiscal 1994, as compared to the same periods of fiscal 1993. Based upon the backlog of homes under contract at July 31, 1994, the Company anticipates that the average selling price per home closed will continue to increase throughout the remainder of 1994 and into fiscal 1995.

The aggregate sales value of new contracts signed during the nine months and three months ended July 31, 1994 amounted to $419.5 million (1,244 homes) and $126.4 million (363 homes), respectively, as compared to $345.2 million (1,137 homes) and $105.5 million (345 homes) for the same periods of 1993. The Company believes that these increases of 22% for the nine months and 20% for the three months of fiscal 1994 over the same periods of fiscal 1993 are the result of (a) the Company's expansion through a greater penetration of existing markets and its entry into new markets such as New York State and California, (b) a shift in product mix to higher priced communities as well as price increases in existing communities, (c) diminished competition due to the poor economic conditions of the past several years and (d) pent up demand.

The Company's backlog of homes under contract of July 31, 1994 and 1993 were $377.3 million (1,080 homes) and $282.5 million (912 homes), respectively.

Land and construction costs for the three months ended July 31, 1994, increased as a percentage of sales as compared to the comparable quarter of 1993 due principally to the increase in the cost of materials (primarily lumber) and an increase in costs due to the severe weather conditions that the Company experienced in the latter part of its first quarter of fiscal 1994 and a substantial portion of the second quarter. These weather conditions resulted in increased spending as well as reduced construction activity during the first six months of fiscal 1994, which increased per home overhead costs. The additional costs were partially offset by a decrease in the cost of land development costs. Costs for the nine months ended July 31, 1994 were similarly affected by the aforementioned material price increases and adverse weather conditions. The additional weather related costs are expected to continue to effect earnings into fiscal 1995. During the third quarter of 1994, the Company provided $2.3 million for the writedown to net realizable value of a future community and of one existing community. For the nine months of fiscal 1994, the Company provided for an aggregate writeoff of $4.9 million related to the aforementioned net realizable value writedown and for the writeoff in the Company's first fiscal quarter of previously capitalized costs of a future community that it no longer considered realizable. During fiscal 1993, the Company provided $800,000 for a writedown to net realizable value of a future community in its third quarter and a $600,000 net realizable value writedown during its second quarter of a community under development.

Selling, general and administrative expenses were lower as a percentage of revenues in the nine month and three month periods ended July 31, 1994 compared to the same periods of 1993 but actual costs incurred in each period of fiscal 1994 were greater than the comparable period of fiscal 1993. The increase in selling expenses, approximately $2.5 million for the nine month and $600,000 for the three months were due to the greater number of homes closed in the 1994 periods over the 1993 periods, and to the higher number of communities that the Company was offering homes for sale in fiscal 1994 compared to 1993. The remaining increase, attributable to increased general and administrative expenses, was primarily due to increased payroll and payroll related costs and was due to the greater number of communities that the Company had open in 1994 as compared to 1993.

Interest expense for the nine months and three months ended July 31, 1994 was lower as a percentage of revenues and on a per home basis than in the comparable periods of fiscal 1993. On average, the land and land development costs associated with the homes closed in the fiscal 1994 periods remained in inventory for a shorter period of time than those closed in the prior year. In addition, the amount of interest incurred in recent years has declined as a percentage of inventory due to lower interest rates and the decline in the amount of debt in proportion to the amount of inventory. Accordingly, less capitalized interest was accumulated on the homes closed in 1994 than on those closed in 1993.

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

Income Taxes

Income taxes for the nine months ended July 31, 1994 and 1993 were provided at effective rates of 37.6% and 40.0%, respectively. The effective rate for the nine months of fiscal 1994 was lower than the anticipated effective rate of 39% due principally to the recognition of a benefit from the application of FASB 109 related to a change in the Company's projected tax rate on its deferred tax assets and liabilities and the effect of non-taxable income from investments. Income taxes for the third quarter of 1994 and 1993 were provided at effective rates of 38.2% and 40.1%, respectively. The effective tax rate for the third quarter of 1994 was lower than the anticipated rate of 39% due primarily to the effect of non-taxable income from investments.

Effective November 1, 1992, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". This Statement requires a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be recovered or paid. The cumulative effect of this change in accounting for income taxes of $1.3 million of income has been included in the consolidated statement of income for the three months ended January 31, 1993 and the nine months ended July 31, 1993.

CAPITAL RESOURCES AND LIQUIDITY

Funding for the Company's residential development activities is principally provided by cash flows from homebuilding operations, unsecured bank borrowings, and from the public debt and equity markets.

The Company has a $150 million unsecured revolving credit facility with nine banks which extends through October 1997. As of July 31, 1994, the Company had $10.0 million of loans and approximately $51.5 million of letters of credit outstanding under the facility.

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

             None.

ITEM 5.      Other Information

             None.

ITEM 6.      Exhibits and Reports on Form 8-K

             (a)  Exhibits

                  Exhibit 11.  Statement Regarding Computation of
                  Per Share Earnings

                  Exhibit 27.  Financial Data Schedule

             (b)  Reports on Form 8-K

                  None.

                             SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TOLL BROTHERS, INC.
                                        (Registrant)



Date:  September 12, 1994             By: /s/ Joel H. Rassman
                                          ______________________
                                          Joel H. Rassman
                                          Senior Vice President,
                                          Treasurer and Chief
                                          Financial Officer




Date:  September 12, 1994             By: /s/ Joseph R. Sicree
                                          ______________________
                                          Joseph R. Sicree
                                          Vice President -
                                          Chief Accounting Officer
                                          (Principal Accounting
                                          Officer)