Form 10-K
period 1994-10-31
TOLL BROTHERS INC
filed 1995-01-24
CIK 794170

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-K

(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    October 31, 1994
                                        OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission file number       1-9186

                             TOLL BROTHERS, INC.
              (Exact name of Registrant as specified in its charter)

         Delaware                                       23-2416878
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

  3103 Philmont Avenue, Huntingdon Valley, Pennsylvania     19006-4298
       (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code   (215) 938-8000

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
    Title of each class                                which registered
    Common Stock (par value $.01)                   New York Stock Exchange
                                                    Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X   No

As of December 31, 1994, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $182,498,000.

As of December 31, 1994, there were 33,441,509 shares of Common Stock utstanding.

Documents Incorporated by Reference:

Toll Brothers, Inc. Proxy Statement with respect to its 1995 Annual Meeting of Shareholders, scheduled to be held on March 16, 1995, is incorporated into
Part III hereof.




                                      PART I

ITEM 1.  BUSINESS

General

      Toll Brothers, Inc. ("Toll Brothers" or the "Company"), a Delaware corporation formed in May 1986, commenced its business operations, through predecessor entities, in 1967. Toll Brothers designs, builds, markets and arranges financing for single-family detached and attached homes in middle and high income residential communities. The communities are generally located on land the Company has developed, although, due to the poor economic conditions during the early 1990's, the Company has been able to acquire a number of fully approved parcels and often improved subdivisions. Currently, Toll Brothers operates predominantly in major suburban residential areas in southeastern Pennsylvania, central New Jersey, the Virginia and Maryland suburbs of Washington, D.C., northern Delaware, the Boston, Massachusetts metropolitan area, southern Connecticut and Westchester County, New York. It is also developing communities in Orange County, California, Nassau County, New York, the suburbs of Raleigh, North Carolina and in Charlotte, North Carolina. The Company has recently acquired property in McKinney, Texas, a northern suburb of Dallas and in Palm Beach County, Florida and expects to begin offering homes for sale there in the first half of 1995.

      The Company markets its homes primarily to upper-income buyers, emphasizing high quality construction and customer satisfaction. In the five years ended October 31, 1994, Toll Brothers closed contracts for 5,329 homes in 111 communities. In recognition of the Company's achievements, it has received numerous awards from national, state and local homebuilder publications and associations including being named "The Builder of the Year" in 1988 by Professional Builder magazine. In 1994, the Company received one of the first place awards in the "Build America Beautiful" Awards Program, sponsored by Better Homes and Gardens Magazine, the National Association of Homebuilders and Keep America Beautiful, Inc. in recognition of the Company's programs to improve the handling of solid waste on construction sites. In 1993, the Company received the "Spotlight on Building Excellence" silver award from Builder Magazine and the National Association of Homebuilders in recognition of the Company's demonstrated excellence in marketing, product design, service and overall financial performance.

      As of October 31, 1994, the Company was offering homes for sale in 80 communities. Single-family detached homes were being offered at prices, excluding customized options, generally ranging from $174,900 to $664,900, with an average base sales price of $352,000. Attached home prices, excluding customized options, generally range from $99,900 to $467,900, with an average base sales price of $255,000.

      On October 31, 1994 and 1993, the Company had backlogs of $370,560,000 (1,025 homes) and $285,441,000 (892 homes), respectively. Substantially all homes in backlog at October 31, 1994 are expected to be closed by October 31, 1995.

      As of October 31, 1994, the Company owned, or controlled through options, over 6,100 home sites in communities under development, as well as land for approximately 5,100 planned home sites in proposed communities.

      The Company generally attempts to reduce certain risks homebuilders encounter, by controlling land for future development through options whenever possible (which allows the Company to obtain the necessary government approvals before acquiring title to the land), by beginning construction of homes after an agreement of sale has been executed and by using subcontractors to perform home construction and land development work on a fixed-price basis. However, in order to obtain better terms or prices or due to competitive pressures, the Company has purchased several properties outright or acquired the underlying mortgage prior to obtaining all of the necessary governmental approvals needed to commence development.

The Communities

      Toll Brothers' communities are generally located in suburban areas near major highways with access to major cities. Through 1981, all communities were located in southeastern Pennsylvania. The Company began selling homes in central New Jersey in 1982, in northern Delaware and Massachusetts in 1987, in Maryland in 1988, in Virginia and Connecticut in 1992, in New York in 1993 and in California and North Carolina in 1994. The Company has recently acquired property in McKinney, Texas, a northern suburb of Dallas and in Palm Beach County, Florida and expects to begin offering homes for sale there in the first half of 1995.

      The Company emphasizes its high-quality, detached single-family homes that are marketed primarily to the "upscale" luxury market, generally those persons who have previously owned a principal residence - the so-called "move-up" market. The Company believes its reputation as a developer of homes for this market enhances its competitive position with respect to the sale of more moderately priced detached homes, as well as attached homes.

      Each single-family home community offers several home plans, with the opportunity to select various exterior styles. The communities are designed to fit existing land characteristics, blending winding streets, cul-de-sacs and underground utilities to establish a pleasant environment. The Company strives to create a diversity of architectural styles within an overall planned community. This diversity arises from variations among the models offered and in exterior design options of homes of the same basic floor plan, from the preservation of existing trees and foliage whenever practicable, and from the curving street layout, which allows relatively few homes to be seen from any vantage point. Normally, homes of the same type or color may not be built next to each other. The communities have attractive entrances with distinctive signage and landscaping. The Company believes this avoids a "development" appearance and gives the community a diversified neighborhood look that enhances home value.

      Attached home communities are generally one to three stories and provide for limited exterior options and often contain commonly-owned recreational acreage with swimming pools and tennis courts. These communities have associations through which homeowners act jointly for their common interest.

      It is the Company's belief that the homes built by Toll Brothers in its named communities provide homeowners with additional value upon resale.

The Homes

      Most single-family detached-home communities offer at least three different home plans, each with several substantially different architectural styles. For example, the same basic floor plan may be selected with a Colonial, Georgian, Federal or Provincial design, and exteriors may be varied further by the use of stone, stucco, brick or siding. Attached home communities generally offer two or three different floor plans with two, three or four bedrooms.

      In all of Toll Brothers' communities, certain options are available to the purchaser for an additional charge. The options typically are more numerous and significant on the more expensive homes. Major options include additional garages, additional rooms, finished basements, finished lofts, and additional fireplaces. As a result of the additional charges for such options, the average sales price was approximately 12.8% higher than the base sales price during fiscal 1994.

      The range of base sales prices for the Company's lines of homes as of October 31, 1994, was as follows:

      Single-Family Detached Homes:

            Move-up                       $174,900  -  $407,900
            Executive                      229,900  -   423,900
            Estate                         260,900  -   664,900

      Attached Homes:

            Townhomes                       99,900  -   255,900
            Carriage Homes                 273,900  -   467,900
            Villas                         254,900  -   412,900

      Contracts for the sale of homes are at fixed prices. The prices at which homes are offered have generally increased from time to time during the sellout period for each community; however, there can be no assurance that sales prices will increase in the future.

      The Company uses some of the same basic home designs in similar communities. However, the Company is continuously developing new designs to replace or augment existing ones to assure that its homes are responsive to current consumer preferences. For new designs, the Company has its own architectural staff and occasionally engages unaffiliated architectural firms. During the past two years, the Company has introduced 45 new models.

Residential Communities Under Development

      The Company generally constructs model homes at each of its communities. Construction of single-family detached homes usually commences only after an agreement of sale has been executed, while construction of attached-home buildings usually commences only after agreements of sale have been executed for a majority of the homes in that building.

      The following table summarizes certain information with respect to residential communities of Toll Brothers under development as of October 31, 1994:

                                                  HOMES UNDER
               NUMBER OF      HOMES      HOMES    CONTRACT &   HOME SITES
STATE          COMMUNITIES    APPROVED   CLOSED   NOT CLOSED   AVAILABLE

Pennsylvania:          835       4,193    1,756        349       2,088
New Jersey:
  North central          9         893      112        101         680
  Central               10         811      198        125         488
  South central          3         391      206         28         157
Virginia                11         869      349         96         424
Delaware                 5         545      318         52         175
Massachusetts            9         871      344        107         420
Maryland                 4         378       96         23         259
Connecticut              7         253       98         41         114
New York                 6         276       34         85         157
California               1         160       11         17         132
North Carolina           1          15        1          1          13
Total                  101(1     9,655    3,523      1,025       5,107(2)

   (1) Of these 101 communities, 80 had homes being offered for sale, 7 had not yet opened for sales, and 14 had been sold out but not all closings had been completed. Of the 80 communities in which homes were being offered for sale as of October 31, 1994, 72 were single-family detached-home communities containing a total of 36 homes under construction but not under contract (exclusive of model homes) and 8 were attached home communities containing a total of 22 homes under construction but not under contract (exclusive of model homes).

   (2) On October 31, 1994, significant site improvements had not commenced on approximately 3,191 of the 5,107 available home sites. Of the 5,107 available home sites, 592 were not owned, but were controlled through options.

Land Policy

      Before entering into a contract to acquire land, the Company completes extensive comparative studies and analyses on detailed Company-designed forms that assist it in evaluating the acquisition. Toll Brothers generally attempts to follow a policy of acquiring options to purchase land for future communities. However, in order to obtain better terms or prices, or due to competitive pressures, the Company has acquired property outright or acquired the underlying mortgage allowing it to obtain title to the property.

      The options or purchase agreements are generally on a non-recourse basis, thereby limiting the Company's financial exposure to the amounts invested in property and pre-development costs. The use of options or purchase agreements may somewhat raise the price of land that the Company eventually acquires, but significantly reduces risk. It also allows the Company to obtain necessary development approvals before acquisition of the land, thus enhancing the value of the options and the land eventually acquired. The Company's purchase agreements are typically subject to numerous conditions including, but not limited to, the Company's ability to obtain necessary governmental approvals for the proposed community. Often, the down payment on the agreement will be returned to the Company if all approvals are not obtained, although pre-development costs may not be recoverable. The Company has the ability to extend many of these options for varying periods of time, in some cases by the payment of an additional deposit and in some cases without an additional payment. The Company has the right to cancel any of its land agreements by forfeiture of the Company's down payment on the agreement. In such instances, the Company generally is not able to recover any pre-development costs.

      During the early 1990's, the number of buyers competing for land in the Company's market area had diminished, while the number of sellers increased, resulting in more advantageous prices for land acquisitions made by the Company. Further, many of the land parcels offered for sale were fully approved, and often improved, subdivisions. Generally, such types of subdivisions previously had not been available for acquisition in the Company's market area. The Company purchased several such subdivisions outright and acquired control of several others through option contracts, which generally provided that the Company's option would remain intact as long as the Company purchased a specified number of home sites each quarter. Contracts of this nature enable the Company to begin offering homes for sale in a new community with relatively minimal capital expenditures and limited risk.

      Due to the improvement in the economy and the improved availability of capital, during the past year, the Company has seen an increase in competition for available land in its market areas. The continuation of the Company's development activities over the long term will be dependent upon its continued ability to locate, enter into contracts to acquire, obtain governmental approvals for, consummate the acquisition of, and improve suitable parcels of land.

      The following is a summary of the parcels of land that the Company either owns or controls through options and loan assets at October 31, 1994 for proposed communities, as distinguished from those currently under development:

                               Number of        Number of     Number of
State                         Communities         Acres     Homes Planned

Pennsylvania                      10             1,305         899
New Jersey: (1)
      North central                4               225         299
      Central                     16             1,383       1,675
      South Central                1               525         500
Virginia(2)                        9               372         657
Massachusetts                      1               165         180
New York                           5               246         278
Maryland                           1                45          89
California                         1               197          34
North Carolina                     2                80         199
Texas                              2               280         282
      Total                       52             4,823       5,092 (3)

      (1) New Jersey includes two communities which contain plans for 170 units which will either be rented or sold at lower than market rentals or prices.

      (2) Virginia includes one community which contains plans for 30 "affordable dwelling units" which will be sold at lower than market prices.


      (3) Of these 5,092 planned home sites, 3,853 were not owned; 3,071 lots were controlled through options and 782 lots were controlled through loan assets secured by liens.

      The aggregate of loan assets, option deposits and related pre-development costs for proposed communities was approximately $39,129,000 at October 31, 1994. The aggregate purchase price of land parcels under option at October 31, 1994 was approximately $210,506,000. If all of the above land were to be developed, the Company believes it would have sufficient land to maintain its development activities at current levels for more than the next three years.

      The Company evaluates all of the land under control for proposed communities on an ongoing basis with respect to economic and market feasibility. During the year ended October 31, 1994 such feasibility analyses resulted in approximately $2,657,000 of capitalized costs related to proposed communities being charged to expense because they were no longer deemed to be recoverable.

      There can be no assurance that the Company will be successful in securing necessary development approvals for the land currently under its control or for which the Company may acquire control of in the future or, that upon obtaining such development approvals, the Company will elect to complete its purchases under such options. The Company has generally been successful in the past in obtaining governmental approvals, has substantial land currently under its control for which it is seeking such approvals (as set forth in the table above), and devotes significant resources to locating suitable additional land and to obtaining the required approvals on land under its control. Failure to locate sufficient suitable land or to obtain necessary governmental approvals, however, may impair the ability of the Company over the long term to maintain current levels of development activities.

      The Company generally has not purchased land for speculation or with the contemplation of selling it for profit.

Community Development

      The Company expends considerable effort in developing a concept for each community, which includes determination of size, style and price range of the homes, layout of the streets and individual lots, and overall community design. Necessary governmental subdivision and other approvals are sought, which typically require at least 24 months and sometimes several years to obtain. The Company then improves the land by grading and clearing the site, installing roads, underground utility lines and pipes, erecting distinctive entrance structures, and staking out individual home sites.

      Each community is managed by a project manager who is located at the site. Working with construction supervisors, marketing personnel and, when required, other Company and outside professionals such as engineers, architects and legal counsel, the project manager is responsible for supervising and coordinating the various developmental steps from acquisition through the approval stage, marketing, construction and customer service, including monitoring the progress of work and controlling expenditures.
Major decisions regarding each community are made by senior members of the Company's management.

      The Company recognizes revenue only upon the closing of the home sale (the point at which title and possession are transferred to the buyer), which generally occurs shortly after construction is substantially completed. The most significant variable affecting the timing of the Company's revenue stream, other than housing demand, is receipt of final regulatory approvals, which, in turn, permits the Company to begin the process of obtaining executed contracts for sales of homes. Receipt of such final approvals is not seasonal. Although the Company's sales and construction activities vary somewhat with the seasons, affecting the timing of closings, any such seasonal effect is relatively insignificant compared to the effect of receipt of final governmental approvals.

      Subcontractors perform all home construction and land development work, generally under fixed-price contracts. Toll Brothers acts as a general contractor and purchases some, but not all, of the building supplies it requires (see "PROPERTIES - Panel Plant"). The Company is not, and does not anticipate, experiencing a shortage of either subcontractors or supplies of building materials. The Company's construction superintendents and assistant superintendents coordinate subcontracting activities and supervise all aspects of construction work and quality control. The Company seeks to achieve homebuyer satisfaction by generally providing its construction superintendents with incentive compensation arrangements based on each homebuyer's responses on pre-closing and post-closing checklists.

      The Company maintains insurance to protect against certain risks associated with its activities. These insurance coverages include, among others, general liability, "all-risk" property, workers' compensation, automobile, and employee fidelity. The Company believes the amounts and extent of such insurance coverages are adequate.

Marketing

      The Company believes that its marketing strategy, which emphasizes its more expensive "Estate" and "Executive" lines of homes, has enhanced the Company's reputation as a builder-developer of high-quality upscale housing. The Company believes this reputation results in greater demand for all of the Company's lines of homes. The Company generally includes attractive decorative moldings such as chair rails, crown moldings, dentil moldings and other aesthetic features, even in its less expensive homes, on the basis that this additional construction expense is important to its marketing effort.

      In addition to relying on management's extensive experience, the Company determines the prices for its homes through a Company-designed value analysis program that compares a Toll Brothers home with homes offered by other builders in the relevant marketing area. The Company accomplishes this by assigning a positive or negative dollar value to differences in product features, such as amenities, location and marketing.

      Toll Brothers expends great effort in creating its model homes, which play an important role in the Company's marketing. In its models, Toll Brothers creates an attractive atmosphere, with bread baking in the oven, fires burning in fireplaces, and background music. Interior decorations vary among the models and are carefully selected based upon the lifestyles of the prospective buyers. During the past several years, the Company has received a number of awards from various homebuilder associations for its interior merchandising.

      The sales office located in each community is generally staffed by Company sales personnel, who are compensated with salary and commission. In addition, a significant portion of Toll Brothers' sales is derived from the introduction of customers to its communities by local cooperating realtors.

      The Company advertises extensively in newspapers, other local and regional publications and on billboards. The Company also uses videotapes and attractive color brochures to describe each community.

      All Toll Brothers homes are sold under the Company's one-year limited warranty as to workmanship and two-year limited warranty as to mechanical equipment, supplemented by privately insured programs, which provides to home purchasers a limited ten-year warranty as to structural integrity.

Customer Financing

      The Company makes arrangements with a variety of mortgage lenders to provide homebuyers a range of conventional mortgage financing programs. By making available an array of attractive mortgage programs to qualified purchasers, the Company is able to better coordinate and expedite the entire sales transaction by ensuring that mortgage commitments are received and that closings take place on a timely and efficient basis. During fiscal 1994, approximately 68% of the Company's closings were financed through mortgage programs offered by the Company. In addition, during the same period, the Company's homebuyers, on average, financed approximately 71% of the purchase price of their home.

      The Company secures the availability of a variety of competitive market rate mortgage products from both national and regional lenders. Such availability is generally obtained at no cost to the Company and is committed for varying lengths of time and amounts.

      The Company also obtains forward commitments for fixed and variable rate mortgage financing which contain various rate protection features. Such commitments generally cost the Company from zero to one percent of the mortgage funds reserved and typically have terms of 9 to 18 months. As of October 31, 1994, there were approximately $70 million of such commitments available, which expire at various dates through June 1995.

Competition

      The homebuilding business is highly competitive and fragmented. The Company competes with numerous homebuilders of varying size, ranging from local to national in scope, some of which have greater sales and financial resources than the Company. Resales of homes also provide competition. The Company competes primarily on the basis of price, location, design, quality, service and reputation; however, during the past several years, the Company's financial stability, relative to others in its industry (some of which have gone out of business), has become an increasingly favorable competitive factor. The Company also believes that due to the increased availability of capital, competition has increased during the past year.

Regulation and Environmental Matters

      The Company is subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular locality. In addition, the Company is subject to registration and filing requirements in connection with the construction, advertisement and sale of homes in its communities in certain states and localities in which it operates. These laws have not had a material effect on the Company, except to the extent that application of such laws may have caused the Company to conclude that development of a proposed community would not be economically feasible, even if any or all necessary governmental approvals were obtained (See "Business-Land Policy"). The Company may also be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums in any of the states in which it operates. Generally, such moratoriums relate to insufficient water or sewage facilities or inadequate road capacity.

      In order to secure certain approvals, the Company may have to provide affordable housing at below market rental or sales prices. The impact on the Company will depend on how the various state and local governments in which the Company engages or intends to engage in development implement their programs for affordable housing. To date, these restrictions have not had a material impact on the Company.

The Company is also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of health and the environment ("environmental laws"), as well as the effects of environmental factors. The particular environmental laws which apply to any given community vary greatly according to the community site, the site's environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause the Company to incur substantial compliance and other costs, and can prohibit or severely restrict development in certain environmentally sensitive regions or areas.

      The Company maintains a policy of engaging, prior to consummating the purchase of land, independent environmental engineers to formally evaluate such land for the presence of hazardous or toxic materials, wastes or substances. Because it has generally obtained such analyses for the land it has purchased, the Company has not been significantly affected to date by the potential presence of such materials.

Employees

      As of October 31, 1994, the Company employed 935 full-time persons; of these, 30 were in executive positions, 119 were engaged in sales activities, 96 in project management activities, 245 in administrative and clerical activities, 246 in construction activities, 59 in engineering activities and 140 in the panel plant operations. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

Headquarters

      Toll Brothers' corporate offices, containing approximately 45,000 square feet, are located in a modern facility at 3103 Philmont Avenue, Huntingdon Valley, Montgomery County, Pennsylvania. The facility was purchased by the Company in September 1988.

Panel Plant

      Toll Brothers owns a facility of approximately 200,000 square feet in which it manufactures open wall panels, roof and floor trusses, and certain interior and exterior millwork to supply a portion of the Company's construction needs. This operation also permits Toll Brothers to purchase wholesale lumber, plywood, windows, doors, certain other interior and exterior millwork and other building materials to supply its communities.
The Company believes that increased efficiency, cost savings and productivity result from the operation of this plant and from such wholesale purchases of material. This plant generally does not sell or supply to any purchasers other than Toll Brothers. The property, which is located in Morrisville, Pennsylvania, is adjacent to U.S. Route 1, a major thoroughfare, and is served by rail.

Regional and Other Facilities

      The Company leases office and warehouse space in various locations, none of which is material to the business of the Company.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is involved in various claims and litigation arising from its usual and customary business with customers and subcontractors. The Company believes that it has adequate insurance or meritorious defenses, or both, in all pending cases, and that adverse decisions in any or all of the cases would not have a material adverse effect on the financial condition and the results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended October 31, 1994.

                   EXECUTIVE OFFICERS OF THE REGISTRANT

      The section entitled "Proposal One: Election of Directors" of the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders is incorporated herein by reference.

      The following table includes information with respect to all executive officers of the Company as of October 31, 1994. All executive officers serve at the pleasure of the Board of Directors of the Company.

Name                      Age    Positions

Robert I. Toll             53    Chairman of the Board,
                                 Chief Executive Officer and Director
Bruce E. Toll              51    President, Chief Operating Officer,
                                 Secretary and Director
Zvi Barzilay               48    Executive Vice President and Director
Joel H. Rassman            49    Senior Vice President, Treasurer
                                 and Chief Financial Officer

      Robert and Bruce Toll, who are brothers, co-founded the Company's predecessors' operations in 1967. Their principal occupations since inception have been related to their various homebuilding and other real estate related activities.

      Zvi Barzilay joined the Company as a project manager in 1980 and has been an officer since 1983. In 1994, Mr. Barzilay was elected a Director of the Company.

      Joel H. Rassman has been a senior vice president of the Company since joining the Company in 1984.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

      The Company's common stock is principally traded on the New York Stock Exchange (Symbol: TOL). It is also listed on the Pacific Stock Exchange.

      The following table sets forth the price range of the Company's common stock on the New York Stock Exchange for each fiscal quarter during the two years ended October 31, 1994.

                             FISCAL 1994                FISCAL 1993
                          HIGH        LOW             HIGH       LOW
QUARTER ENDED:

January 31               $19 5/8    $14 1/8          $16 1/8    $ 8 7/8

April 30                 $19 3/8    $11 7/8          $16 7/8    $11 1/8

July 31                  $14 3/8    $11 3/4          $15 1/8    $ 8 7/8

October 31               $12 3/4    $10 1/2          $16 1/8    $10 3/4

      The Company has not paid any cash dividends on its common stock to date and expects that for the foreseeable future it will follow a policy of retaining earnings in order to finance the continued development of its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors. The Company's 10 1/2% Senior Subordinated Notes due March 15, 2002 and 9 1/2% Senior Subordinated Notes due March 15, 2003, contain restrictions on the amount of dividends the Company may pay on its common stock. In addition, the Company's Bank Revolving Credit Agreement requires the maintenance of minimum shareholders' equity which may restrict the amount of dividends the Company may pay. As of October 31, 1994, under the most restrictive of the Agreements, the Company could pay up to approximately $50,245,000 of cash dividends.

      At December 31, 1994, there were approximately 1,028 record holders of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

      The following table sets forth selected consolidated financial data of the Company as of and for each of the five fiscal years ended October 31, 1994. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Summary Consolidated Income Statement Data
(Amounts in thousands, except per share data)

                                                     Year Ended October 31

                                  1994      1993      1992     1991      1990
Revenues                        $504,064  $395,261  $281,471 $177,418  $200,031

Income before income taxes,
  extraordinary item and
  change in account             $ 56,840  $ 43,928  $ 28,864 $  6,248  $ 14,964
Income before extraordinary item
  and change in accounting      $ 36,177  $ 27,419  $ 17,354 $  3,717  $  8,904
Extraordinary (loss) gain from
  extinguishment of debt            (668)     (816)    1,296    1,084
Cumulative effect of change in
  accounting                                 1,307
Net Income                      $ 36,177  $ 28,058  $ 16,538 $  5,013  $  9,988

Income per share

Primary:
Income before extraordinary item
  and change in accounting      $   1.08  $    .82  $    .52 $    .12  $    .30
Extraordinary (loss) gain                     (.02)     (.02)     .04       .04
Cumulative effect of change in
  accounting                                   .04
Net Income                      $   1.08  $    .84  $    .50 $    .16  $    .34
Weighted average number of
  shares outstanding              33,626    33,467    33,234   31,412    29,714

Fully-diluted:
Income before extraordinary item
  and change in accounting      $   1.05  $    .82  $    .52 $    .12  $    .30
Extraordinary (loss) gain                     (.02)     (.02)     .04       .04
Cumulative effect of change in
  accounting                                   .04
Net Income                      $   1.05  $    .84  $    .50 $    .16  $     34

Weighted average number of shares
  outstanding                     35,664    33,583    33,237   31,554    29,714

   Summary Consolidated Balance Sheet Data (Amounts in thousands)

                                                     October 31

                              1994       1993      1992       1991       1990

Inventory                   $506,347   $402,515   $287,844   $222,775  $240,155

Total Assets                $586,893   $475,998   $384,836   $312,424  $316,534

Debt
 Loans payable              $ 17,506   $ 24,779   $ 25,756   $ 49,943  $ 71,707
 Subordinated debt           227,969    174,442    128,854     55,513    61,474
 Collateralized mortgage
  obligations payable          4,686     10,810     24,403     39,864    45,988
 Total                      $250,161   $210,031   $179,013   $145,320   $179,169

Shareholders' equity        $204,176   $167,006   $136,412   $117,925   $ 94,599


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain income statement items related to homebuilding operations as percentages of total homebuilding revenues and certain other homebuilding data:

Year Ended October 31:                        1994    1993    1992

Revenues                                     100.0%  100.0%  100.0%
Costs and expenses:
Land and housing construction                 75.4    73.5    72.3
Selling, general and administrative            9.7    11.0    11.7
Interest                                       3.6     4.3     5.7
Total costs and expenses                      88.7    88.8    89.7
Operating income                              11.3%   11.2%   10.3%
Number of homes closed                       1,583   1,324   1,019

Fiscal 1994 Compared to Fiscal 1993

Revenues for fiscal 1994 of $504.1 million exceeded those of fiscal 1993 by approximately $109 million or 28%. This increase is principally due to the greater number of homes closed during the year and the increase in the average selling price of these homes. The increase in the number of homes closed is due to the substantially larger backlog of homes at the beginning of fiscal 1994 as compared to the beginning of fiscal 1993 and the greater number of contracts signed in fiscal 1994 as compared to 1993. The increase in the average selling price in 1994 over that of 1993 is principally the result of a shift in the location of homes closed to more expensive communities, a change in product mix to larger homes and increases in selling prices.

As of October 31, 1994, the backlog of homes under contract amounted to $370.6 million (1,025 homes), approximately 30% higher than the $285.4 million (892 homes) backlog the Company had as of October 31, 1993. The aggregate sales value of new contracts signed in fiscal 1994 amounted to $586.9 million (1,716 homes), an increase of approximately 20% over the $490.9 million (1,595 homes) of contracts signed in fiscal 1993. The Company believes that the increase in backlog and the increase in contracts signed are the result of (a) the Company's expansion through a greater penetration of its existing markets, such as Connecticut and Virginia, and its entry into new markets such as New York State and California, (b) a shift in the location of homes sold to higher priced communities, as well as increases in the selling prices in existing communities, (c) pent-up demand for new homes due to poor economic conditions in the early 1990's which resulted in a decline in housing demand and a resulting decline in construction, and (d) diminished competition due to the aforementioned poor economic conditions.

      The average selling price per home settled will vary from year to year based upon the community and product mix of homes closed, as well as changes in selling price and the value of options selected by homebuyers. Based upon the average selling price of homes in backlog as of October 31, 1994, the Company expects that the average selling price of homes closed in fiscal 1995 will exceed the average selling price of homes closed in fiscal 1994.

      Land and construction costs as a percentage of revenues increased in 1994 as compared to 1993 due principally to (a) an increase in the cost of materials, (b) an increase in costs due to the severe weather conditions the Company experienced in the first half of fiscal 1994 which resulted in increased spending and reduced construction activity causing an increase in per home overhead, and (c) higher provisions in fiscal 1994 over the amounts provided in fiscal 1993 for inventory writedowns consisting of provisions for a reduction to net realizable value and the expensing of previously capitalized costs which the Company no longer considered realizable. The Company provided approximately $7.0 million in 1994 for these writedowns as compared to $2.8 million in 1993. These increases were partially offset by lower land and land development costs.

      Selling, general and administrative expense ("SG&A") in fiscal 1994 amounted to $48.8 million or 9.7% of revenues as compared to $43.3 million or 11.0% of revenues for 1993. The decline in SG&A as a percentage of revenues in 1994 as compared to 1993 is principally the result of revenue increasing at a greater rate than spending. The $5.5 million increase in spending is principally due to the increased selling costs related to the greater number of homes closed in 1994 over 1993, the increase in the number of communities in which the Company was offering homes for sale, and the increase in payroll and payroll related costs due to the growth of the Company.

      Interest expense was lower both as a percentage of revenues and on a per home closed basis in 1994 as compared to 1993. On average, land and land development costs associated with the homes closed in 1994 remained in inventory for a shorter period of time than those closed in fiscal 1993. In addition, the amount of interest incurred has declined as a percentage of inventory due to lower interest rates and the decline in the amount of debt carried by the Company in proportion to the amount of its inventory. Accordingly, less capitalized interest was accumulated, on average, on the homes closed in 1994 than those closed in 1993.

Fiscal 1993 Compared to Fiscal 1992

      Revenues for fiscal 1993 were higher than those of fiscal 1992 by approximately $114 million or 40%. This was principally due to the increased number of homes closed during the year, which in turn was the result of the much larger backlog at the beginning of fiscal 1993 as compared to the backlog at the beginning of fiscal 1992, and the increased number of contracts signed in 1993 as compared to 1992. In addition, the average sales price per home increased in 1993 over 1992 as a result of a change in product mix to larger homes and due to the shift in the location of homes closed to more expensive communities.

      The aggregate sales value of new contracts signed for fiscal 1993 amounted to $490.9 million (1,595 homes), an increase of 43% over the $342.8 million (1,202 homes) signed in fiscal 1992. As of October 31, 1993, the backlog of homes under contract amounted to $285.4 million (892 homes), approximately $98 million or 53% higher than the backlog as of October 31, 1992. In assessing the levels of backlog and new contracts signed it should be noted that orders for new homes are generally strongest during the Company's second fiscal quarter. The Company believes that the increase in contracts signed is attributable to pent-up demand, which was caused by a combination of homebuyers' deferral of the decision to purchase a new home due to poor economic conditions and lack of consumer confidence, an increase in the number of potential move-up homebuyers and the increased affordability of homes due, in part, to the lowest interest rates in more than twenty years. The increase is also attributable to an expansion of the Company's markets, both through greater penetration of existing ones and entry into new ones assisted, in part, by diminished competition resulting from the aforementioned economic conditions as well as credit restrictions that were placed on homebuilders by lenders and by governmental regulations.

      Land and housing construction costs as a percentage of sales increased in 1993 as compared to 1992 due to increased material costs (primarily lumber), a change in product mix, and an increase in costs due to construction delays resulting from adverse weather conditions during the first half of fiscal 1993. These percentage increases were partially offset by a decrease, as a percentage of sales, in land and land development costs. In fiscal 1993, the Company provided $2.8 million or 0.7% of revenues for inventory writedowns consisting of net realizable value provisions and the expensing of previously capitalized costs which the Company no longer considered realizable. The Company provided $2.0 million or 0.7% of revenues in fiscal 1992 for similar items.

      Selling, general and administrative expense ("SG&A") was lower as a percentage of sales in 1993 as compared to 1992 because the year-to-year increase in sales was greater than the increase in spending. Aggregate spending increased $10.3 million, from $33.0 million in 1992 to $43.3 million in 1993. Of this increase, $6.5 million was attributable to general and administrative expenses and was principally due to the increased number of employees and resulting increased payroll and related costs and an increase in the accrual for incentive compensation. The remainder of the increase was due to higher selling expenses, which were attributable to the increase in the number of communities in which the Company was offering homes for sale.

      Interest expense for fiscal 1993 was lower as a percentage of revenues and on a per home basis than in fiscal 1992. In general, on average, the land and land development costs associated with the homes closed in fiscal 1993 remained in inventory for a shorter period of time than those closed in the prior year. In addition, the amount of interest incurred in recent years has declined as a percentage of inventory due to lower interest rates and the decline in the amount of debt in proportion to the amount of inventory. Accordingly, less capitalized interest was accumulated on the homes closed in 1993 than on those closed in 1992. It is expected that this downward trend will slow as more recently developed communities are held in inventory for longer periods of time.

Income Taxes

      Income taxes for fiscal 1994, 1993, 1992 and 1991 were provided at effective rates of 36.4%, 37.6% and 39.9%, respectively.

      Effective November 1, 1992, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". This Statement requires a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be recovered or paid. The cumulative effect of this change in accounting for income taxes of $1,307,000 of income has been included in the consolidated statement of income for 1993.

Extraordinary (Loss) Gain

      During fiscal 1993 and 1992, the Company redeemed, at prices above par, all of its outstanding 12.95% and 12 1/8% subordinated debt, respectively. This resulted in losses, net of income tax, of $668,000 in fiscal 1993 and $816,000 in fiscal 1992. The losses represent the redemption premium and a write-off of unamortized discount and deferred issuance costs.


CAPITAL RESOURCES AND LIQUIDITY

      Funding for the Company's residential development activities is principally provided by cash flows from operations, from the public debt and equity markets and unsecured bank borrowings.

      Cash flow from operations, before inventory additions, improved as operating results improved and it is anticipated that it will continue to improve as a result of an increase in revenues from the delivery of homes from the existing backlog as well as from new sales agreements. During 1994, the Company received approximately $55.5 million from the issuance of 4 3/4% Convertible Senior Subordinated Notes to the public. The Company used the proceeds and cash flow from operations to acquire additional land for new communities, to fund additional expenditures for land development and construction costs needed to meet the requirements of the increased backlog and the continuing expansion of the number of communities in which the Company is offering homes for sale and to reduce debt. The Company expects that inventories will continue to increase and is currently negotiating and searching for additional opportunities to obtain control of land for future communities at advantageous prices and/or terms (although the availability of such advantageous prices and terms is diminishing).

      The Company has a $150 million unsecured revolving credit facility with nine banks which extends through November 1, 1997. The agreement provides for extensions subject to mutual agreement of the Company and the banks. As of October 31, 1994, the Company had $10.0 million of loans and approximately $52.6 million of letters of credit outstanding under the facility.

      The Company believes that it will be able to fund its activities through a combination of operating cash flow, cash balances and existing sources of credit.

INFLATION

      The long-term impact of inflation on the Company is manifested in increased land, land development, construction and overhead costs, as well as in increased sales prices. For several years prior to fiscal 1989, the Company was able to raise sales prices by amounts at least equal to its cost increases. From fiscal 1989 through February 1, 1991, however, sales prices either declined slightly or remained steady, and since then have risen only modestly. Since fiscal 1989, the Company's costs generally have increased except for land acquisition costs, which have generally decreased.

      The Company generally contracts for land significantly before development and sales efforts begin and, accordingly, to the extent land acquisition costs are fixed, increases or decreases in the sales prices of homes may affect the Company's profits. Since the sales prices of homes are fixed at the time of sale and the Company generally sells its homes prior to commencement of construction, any inflation of costs in excess of those anticipated may result in lower gross margins. The Company generally attempts to minimize that effect by entering into fixed-price contracts with its subcontractors and material suppliers for specified periods of time, which generally do not exceed one year.

      Housing demand, in general, is adversely affected by increases in interest costs, as well as in housing costs. Interest rates, the length of time that land remains in inventory and the proportion of inventory that is financed affect the Company's interest costs. If the Company is unable to raise sales prices enough to compensate for higher costs, which had generally been the condition during prior years, or if mortgage interest rates increased significantly, affecting prospective buyers' ability to adequately finance a home purchase, the Company's revenues, gross margins and net income would be adversely affected. Increases in sales prices, whether the result of inflation or demand, may affect the ability of prospective buyers to afford a new home.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial Statements as set forth in item 14(a)(1) and (2).


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                 PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item with respect to executive officers of the Company is set forth in Part I. The information required by this item with respect to the Directors of the Company is incorporated by reference to the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Financial Statements and Financial Statement Schedules

      1.    Financial Statements

                                                                  Page

            Report of Independent Auditors                         F-1
            Consolidated Statements of Income -                    F-2
                  Years Ended October 31, 1994, 1993 and 1992
            Consolidated Balance Sheets -                          F-3
                  October 31, 1994 and 1993
            Consolidated Statements of Cash Flows -                F-4
                  Years Ended October 31, 1994, 1993 and 1992
            Notes to Consolidated Financial Statements          F-5 - F-11
            Summary Consolidated Quarterly Data                    F-12


      2.    Financial Statement Schedule

            Schedule II -   Valuation and Qualifying Accounts
                            for the years ended October 31,
                            1994, 1993 and 1992                    F-13


            Schedules not listed above have been omitted because they are either not applicable or the required information is included in the financial statements or notes thereto.

      3.    Exhibits required to be filed by Item 601 of Regulation S-K:

            Exhibit
            Number                        Description

             3.1 Certificate of Incorporation, as amended, is hereby incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-K for the fiscal year ended October 31, 1989.

             3.2 Amendment to the Certificate of Incorporation dated March 11, 1993, is hereby incorporated by reference to Exhibit 3.1 of Registrant's Form 10-Q for the quarter ended January 31, 1993.

             3.3 By-laws, as amended, are hereby incorporated by reference to Exhibit 3.2 of the Registrant's Form 10-K for the fiscal year ended October 31, 1989.

             4.1 Specimen Stock Certificate is hereby incorporated by reference to Exhibit 4.1 of the Registrant's Form 10-K for the fiscal year ended October 31, 1991.

             4.2 Indenture dated as of March 15, 1992, between Toll Corp., as issuer, the Registrant, as guarantor, NBD Bank, National Association, as Trustee, including Form of Guarantee, is hereby incorporated by reference to Exhibit 4 of Toll Corp.'s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 11, 1992, File No. 33-45704.

             4.3 Indenture dated as of March 15, 1993, among Toll Corp., as issuer, the Registrant, as guarantor, and NBD Bank, National Association, as Trustee, including Form of Guarantee, is hereby incorporated by reference to Exhibit 4.1 of Toll Corp.'s Registration Statement on Form S-3 filed with the Securities and Exchange Commission, March 10, 1993, File No. 33-58350.

            4.4 Indenture dated as of January 15, 1994 between Toll Corp., as issuer, the Registrant, as guarantor, Security Trust Company, N.A., as Trustee, including Form of Guarantee, is incorporated by reference to
                        Exhibit 4.1 of Toll Corp.'s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 23, 1995, File No. 33-51775.

            Exhibit
            Number                        Description

            10.1 Revolving credit agreement, dated as of November 1, 1993, among First Huntingdon Finance Corp., the Registrant, PNC Bank, Natinal Association, CoreStates Bank, N.A., Meridian Bank, NBD Bank, N.A., NationsBank of Virginia, N.A., Bank Hapoalim B.M., Kleinwort Benson Limited, Mellon Bank and The Fuji Bank, Limited, and PNC Bank, National Association, as Agent, is hereby incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-K for the fiscal year ended October 31, 1993.

            10.2 Revolving credit agreement, dated as of November 1, 1993 as amended on July 11, 1994, among First Huntingdon Finance Corp., the Registrant, PNC Bank, National Association, CoreStates Bank, N.A., Meridian Bank, NBD Bank, N.A., NationsBank of Virginia, N.A., Bank Hapoalim B.M., Kleinwort Benson Limited, Mellon Bank and The Fuji Bank, Limited, and PNC Bank, National Association, as Agent.

            10.3 Amendment dated as of November 29, 1994 to Revolving Credit Agreement dated as of November 1, 1993 among First Huntingdon Finance Corp., the Registrant, PNC Bank, National Association, CoreStates Bank, N.A., Meridian Bank, NBD Bank, N.A., Nations Bank of Virginia, N.A., Bank Hapoalim, B.M., Kleinwort Benson Limited, Mellon Bank and The Fuji Bank, Limited, and PNC Bank, National Association, as Agent.

             10.4 Toll Brothers, Inc. Amended and Restated Stock Option Plan (1986), as amended and restated by the Registrant's Board of Directors on February 24, 1992 and adopted by its shareholders on April 6, 1992, is hereby incorporated by reference to Exhibit 19(a) of the Registrant's Form 10-Q for the quarterly period ended April 30, 1992.

             10.5 Toll Brothers, Inc. Amended and Restated Stock Purchase Plan is hereby incorporated by reference to
                        Exhibit 4 of the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 4, 1987, File No. 33-16250.

             10.6 Toll Brothers, Inc. Key Executives and Non-Employee Directors Stock Option Plan (1993) is hereby incorporated by reference to Exhibit 10.1 of the Registrant's Form 8K filed with the Securities and Exchange Commission on May 25, 1994.

            Exhibit
            Number                        Description

             10.7 Toll Brothers, Inc. Cash Bonus Plan is hereby incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 25, 1994.

             10.8 Agreement between the Registrant and Joel H. Rassman, dated June 30, 1988, is hereby incorporated by reference to Exhibit 10.8 of Toll Corp.'s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 9, 1988, File No. 33-23162.

             10.9 Agreement regarding sharing of office expenses, dated May 29, 1986, among Robert Toll, Bruce Toll and the Registrant, is hereby incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 8, 1986, File No. 33-6066.

             11         Statement regarding computation of Per Share
                        Earnings.

             22         Subsidiaries of the Registrant.

             24         Consent of Independent Auditors.

             27         Financial Data Schedule


(b)   Reports on Form 8-K

      No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

Indemnification Undertaking - Registration Statements on Form S-8

      For the purpose of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 33-6066 (filed July 3, 1989) and 33-16250 (filed August 4,
1987):

      Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Lower Moreland, Commonwealth of Pennsylvania on December 8, 1994.

                                        TOLL BROTHERS, INC.

                                        By: /s/ Robert I. Toll
                                            Robert I. Toll
                                            Chairman of the Board and
                                            Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                Title                              Date
 /s/ Robert I. Toll         Chairman of the Board         December 8, 1994
 Robert I. Toll             of Directors and Chief
                            Executive Officer
                            (Principal Executive Officer)

 /s/ Bruce E. Toll          President, Chief              December 8, 1994
 Bruce E. Toll              Operating Officer, Secretary
                            and Director

 /s/ Zvi Barzilay           Executive Vice President      December 8, 1994
 Zvi Barzilay               and Director

 /s/ Joel H. Rassman        Senior Vice President,        December 8, 1994
 Joel H. Rassman            Treasurer and Chief
                            Financial Officer
                            (Principal Financial
                             Officer)

 /s/ Joseph R. Sicree       Vice President and            December 8, 1994
 Joseph R. Sicree           Chief Accounting Officer
                            (Principal Accounting
                            Officer)

 /s/ Robert S. Blank        Director                      December 8, 1994
 Robert S. Blank

 /s/ Richard J. Braemer     Director                      December 8, 1994
 Richard J. Braemer

 /s/ Roger S. Hillas        Director                      December 8, 1994
 Roger S. Hillas

 /s/ Carl B. Marbach        Director                      December 8, 1994
 Carl B. Marbach

 /s/ Paul E. Shapiro        Director                      December 8, 1994
 Paul E. Shapiro

REPORT OF INDEPENDENT AUDITORS
The Board of Directors and Shareholders
Toll Brothers, Inc.

We have audited the accompanying consolidated balance sheets of Toll Brothers, Inc. and subsidiaries at October 31, 1994 and 1993, and the related consolidated statements of income and cash flows for each of the three years in the period ended October 31, 1994. Our audits also included the financial statement schedule listed in the Index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toll Brothers, Inc. and subsidiaries at October 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 1993 the Company changed its method of accounting for income taxes.




                                            /s/ Ernst & Young LLP
                                            ----------------------





Philadelphia, Pennsylvania
December 8, 1994

Consolidated Statements of Income
(Amounts in thousands, except per share data)

                                                          October 31

                                                 1994       1993       1992
Revenues:
   Housing sales                               $501,822   $392,560    $279,841
   Interest and other                             2,242      2,701       1,630
                                                504,064    395,261     281,471

Costs and expenses:
   Land and housing construction (Note 2)       380,240    290,878     203,586
   Selling, general and administrative           48,789     43,326      32,973
   Interest (Note 2)                             18,195     17,129      16,048
                                                447,224    351,333     252,607
Income before income taxes, extraordinary
 item and change in accounting                   56,840     43,928      28,864
Income taxes (Note 5):                           20,663     16,509      11,510

Income before extraordinary item and
 change in accounting                            36,177     27,419      17,354

Extraordinary loss from extinguishment
 of debt, net of income taxes (Note 4)                        (668)       (816)

Cumulative effect of change in accounting
 for income taxes (Note 1)                                   1,307

Net income                                     $ 36,177   $ 28,058    $ 16,538

Earnings per share (Note 1):
  Primary:
   Income before extraordinary
    item and change in accounting              $   1.08   $    .82    $    .52
   Extraordinary loss                                         (.02)       (.02)
   Cumulative effect of change in accounting
    for income taxes                                           .04
   Net income                                  $   1.08   $    .84    $    .50

  Fully-diluted:
   Income before extraordinary item and
    change in accounting                       $   1.05   $    .82    $    .52
   Extraordinary loss                                         (.02)       (.02)
   Cumulative effect of change in accounting
    for income taxes                                           .04
   Net Income                                  $   1.05   $    .84    $    .50

Weighted Average Number of Shares
  Primary                                        33,626     33,467      33,234
  Fully-diluted                                  35,664     33,583      33,237

                                    See accompanying notes

Consolidated Balance Sheets (Amounts in thousands)

                                                               October 31
                                                           1994          1993

ASSETS
  Cash and cash equivalents                             $ 38,026       $ 32,329
  Marketable securities, at cost which
   approximates market                                     3,674          1,983
  Residential inventories (Note 2)                       506,347        402,515
  Property, construction and office
   equipment (Note 1)                                     11,537         10,296
  Receivables, prepaid expenses and other
   assets                                                 22,695         18,973
  Mortgage notes receivable                                4,614          9,902
                                                        $586,893        $475,998

LIABILITIES AND SHAREHOLDERS' EQUITY
  Loans payable (Note 3)                                $ 17,506       $ 24,779
  Subordinated notes (Note 4)                            227,969        174,442
  Customer deposits on sales contracts                    30,071         22,449
  Accounts payable                                        28,914         16,971
  Accrued expenses                                        40,872         30,221
  Collateralized mortgage obligations payable              4,686         10,810
  Income taxes payable (Note 5)                           32,699         29,320
    Total liabilities                                   $382,717        308,992

Commitments and contingencies (Notes 3 and 8)

Shareholders' equity (Notes 3, 4 and 6):
  Preferred stock, none issued
  Common stock, 33,423,309 and 33,318,760 shares
   issued at October 31, 1994 and 1993, respectively         334           333
  Additional paid-in capital                              36,198        35,206
 Retained earnings                                       167,644       131,467
  Total shareholders' equity                             204,176       167,006
                                                        $586,893      $475,998

                            See accompanying notes

Consolidated Statements of Cash Flows
(Amounts in thousands)


                                                      Year Ended October 31
                                                  1994       1993        1992
Cash flows from operating activities:
Net income                                      $ 36,177    $ 28,058   $ 16,538
Adjustments to reconcile net income to
  net cash used in operating activities:
  Depreciation and amortization                    2,687       2,700      2,606
  (Gain) loss from repurchase of
   subordinated debt                                (616)      1,108      1,371
  Deferred taxes                                    (361)       (882)     1,969
  Net realizable value provisions                  4,300       2,400        --
  Changes in operating assets and
   liabilities
    Increase in residential inventories         (104,482)   (116,253)   (63,216)
    Increase in receivables, prepaid
      expenses and other assets                   (1,481)     (2,950)    (4,040)
    Increase in customer deposits on
     sales contracts                               7,622       7,319      4,889
    Increase in accounts payable and
     accrued expenses                             22,594      14,398     10,632
    Increase in income taxes payable               4,046       9,906      3,353
      Net cash used in operating activities      (29,514)    (54,196)   (25,898)

Cash flows from investing activities:
  (Purchase) sale of marketable securities        (1,691)     13,493    (15,476)
  Purchase of property, equipment, net            (2,968)     (1,805)    (1,393)
  Principal repayments of mortgage notes
   receivable                                      5,308      13,207     16,460
    Net cash provided by (used in)
     investing activities                            649      24,895       (409)

Cash flows from financing activities:
  Proceeds from loans payable                     23,493      16,380        --
  Principal payments of loans payable            (35,900)    (18,297)   (26,097)
  Net proceeds from issuance of
   subordinated debt                              55,541      71,993     96,065
  Repurchase of subordinated debt                 (3,290)    (29,552)   (27,517)
  Principal payments of collateralized
   mortgage obligations payable                   (6,152)    (13,644)   (15,552)
  Proceeds from stock options exercised
   and employee stock plan purchases                 870       1,343      1,340
    Net cash provided by financing
     activities                                   34,562      28,223     28,239

  Net increase (decrease) in cash and
   cash equivalents                                5,697      (1,078)     1,932
  Cash and cash equivalents, beginning
   of year                                        32,329      33,407     31,475
  Cash and cash equivalents, end of year          38,026    $ 32,329   $ 33,407

Supplemental disclosures of cash flow
 information
  Interest paid, net of amount capitalized      $  6,762    $  7,754   $  7,184
  Income taxes paid                             $ 16,977    $  5,738   $  5,633

Supplemental disclosures of noncash activities
  Residential inventories acquired through
   seller financing                             $  5,000    $    818   $  1,853
  Income tax benefit relating to exercise of
   employee stock options                       $    124    $  1,192   $    609

                                    See accompanying notes

Notes to Consolidated Financial Statements

1. Significant accounting policies

Basis of presentation
The accompanying consolidated financial statements include the accounts of Toll Brothers, Inc. (the "Company"), a Delaware corporation, and its majority-owned subsidiaries and mortgage financing partnerships. All significant intercompany accounts and transactions have been eliminated.

Certain amounts reported in prior years have been reclassified for comparative purposes.

Income recognition
The Company is engaged in the development, construction and sale of residential housing. Revenues and cost of sales are recorded at the time each home sale is closed and title and possession have been transferred to the buyer.
Closing normally occurs shortly after construction is substantially completed.

Cash and cash equivalents
Highly liquid investments with original maturities of three months or less are classified as cash equivalents. The carrying value of these investments approximates fair market value.

Property, construction and office equipment
Property, construction and office equipment are recorded at cost and are stated net of accumulated depreciation of $12,343,000 and $10,910,000 at October 31, 1994 and 1993, respectively. Depreciation is recorded by using the straight-line method over the estimated useful lives of the assets.

Residential inventories
    General
Inventories are stated at the lower of cost or estimated net realizable value. In addition to direct land acquisition, land development and housing construction costs, costs include interest, real estate taxes and direct overhead costs related to development and construction, which are capitalized to inventories during the period beginning with the commencement of development and ending with the completion of construction.

     Land, land development and housing construction costs
Land, land development and related costs are amortized to cost of homes closed based upon the total number of homes to be constructed in each community. Housing construction and related costs are charged to cost of homes closed under the specific identification method.

     Deferred marketing costs
The Company capitalizes project marketing costs and charges them against income as homes are closed.

Income taxes
During the fourth quarter of 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", effective November 1, 1992. This Statement requires a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered. The cumulative effect of this change in accounting for income taxes of $1,307,000 is included in the consolidated statement of income for 1993.

Earnings per share

The computation of primary and full-duluted earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding. In addition, the 1994 computation of fully-diluted earnings per share assumes the conversion of the Company's 4 3/4% Convertible Subordinated Notes due 2004 at $21.75 per share for the period that the notes were outstanding, although the closing price of the Company's common stock on the New York Stock Exchange on October 31, 1994 was $11 per share.


2.  Residential inventories
Residential inventories consisted of the following (amounts in thousands):

                                                               October 31
                                                           1994         1993
     Land and land development costs                     $158,686     $122,258
     Construction in progress                             277,098      220,680
     Sample homes                                          22,641       15,297
     Land deposits and costs of future development         13,943       15,773
     Loan assets acquired for future development           25,186       21,873
     Deferred marketing and financing costs                 8,793        6,634
                                                         $506,347     $402,515

Construction in progress includes the cost of homes under construction, land and land development costs and the carrying costs of lots that have been substantially improved.

The Company acquired a number of loan assets (secured by liens on development property) from the Resolution Trust Corporation and various banks with the intention of converting a substantial portion of the value to land for new communities. At the time the Company acquires title to the property, the cost of the loan asset is reclassified to land and land development costs.

For the years ended October 31, 1994, 1993 and 1992, the Company provided for inventory writedowns consisting of provisions for a reduction to net realizable value and the expensing of previously capitalized costs which the Company no longer considered realizable of $6,957,000, $2,754,000 and $1,988,000, respectively.

Interest capitalized in inventories is charged to interest expense when the related inventories are closed. Interest incurred, capitalized and expensed for the three years ended October 31, 1994 is as follows (amounts in thousands):

                                           1994         1993         1992
Interest capitalized, beginning
  of year                                 $38,270      $34,470      $35,761
Interest incurred                          21,701       20,929       14,757
Interest expensed                         (18,195)     (17,129)     (16,048)
Write off to cost of sales and other       (1,941)
Interest capitalized, end of year         $39,835      $38,270      $34,470

3.  Loans payable

As of October 31, 1994 and 1993, the Company had loans payable of $17,506,000 and $24,779,000, respectively, including borrowings under the Company's revolving credit agreement of $10,000,000 and $21,293,000. Due to their relative short-term maturity and terms, the face amount of the loans approximates fair market value.

The Company has a $150,000,000 unsecured revolving credit facility with nine banks which extends through November 1, 1997. The agreement provides for extensions of the maturity date. Interest is payable at 1 3/8% above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. The interest rate on outstanding loans at October 31, 1994 was 6.44%. A commitment fee of 3/8 of 1% is payable on the unused portion of the facility. As of October 31, 1994, letters of credit and obligations under escrow agreements of $52,609,000 were outstanding.
The agreement contains various covenants, including financial covenants related to consolidated shareholders' equity, indebtedness and inventory. Due to the requirement that a minimum consolidated shareholders' equity be maintained, the Company is restricted to the payment of cash dividends and the repurchase of Company stock of approximately $50,245,000 as of October 31, 1994.

4.  Subordinated notes and debentures

In January 1994, the Company issued $57,500,000 of 4 3/4% Convertible Senior Subordinated Notes (the "4 3/4% Notes"), due January 15, 2004, that are subordinated to all senior indebtedness. The notes are convertible into shares of common stock of the Company at the option of the noteholder at any time prior to maturity at a conversion price of $21.75 per share. The 4 3/4% Notes are redeemable, in whole or in part, at the option of the Company on or after January 15, 1997 at various prices. During 1994, the Company acquired $3,000,000 of these notes in the open market at prices below par. The gain realized by the Company was immaterial and included in other income.

In March 1993, the Company issued $75,000,000 of 9 1/2% Senior Subordinated Notes (the "9 1/2 Notes"), due March 15, 2003 that are subordinated to all senior indebtedness. The 9 1/2% Notes are redeemable, in whole or in part, at the option of the Company on or after March 15, 1998 at various prices. During 1994, the Company acquired $1,040,000 of these notes in the open market at prices below par. The gain realized by the Company was immaterial and included in other income.

In March 1992, the Company issued $100,000,000 of 10 1/2% Senior Subordinated Notes (the "10 1/2% Notes"), which are due March 15, 2002, provide for semiannual interest payments and are subordinated to all senior indebtedness. The 10 1/2% Notes are redeemable in whole or in part, at the option of the Company on or after March 15, 1997 at various prices.

During the year ended October 31, 1993, the Company redeemed all of its outstanding 12.95% Subordinated Notes due 1996 at a price above par. The principal amount of Notes redeemed was $28,973,000 and the redemption resulted in an extraordinary loss of $668,000, net of income taxes of $440,000.

During the year ended October 31, 1992, the Company redeemed all of its outstanding 12 1/8% Subordinated Debentures due 1998 at a price above par. The principal amount of debentures redeemed was $26,708,000 and the redemption resulted in an extraordinary loss of $816,000, net of income taxes of $555,000.

The aggregate fair market value of the notes, based upon their quoted market price as of October 31, 1994, was approximately $201,836,000.

The indentures related to the 10 1/2% and 9 1/2% Notes, restrict certain payments including payments for cash dividends and repurchase of the Company's stock.

5.  Income taxes

The provisions for income taxes include federal and state taxes. Substantially all of the difference between the effective tax rate (36.4%, 37.6% and 39.9% for 1994, 1993 and 1992, respectively) used in these provisions and the statutory federal tax rate of 35% in 1994, 34.8% in 1993 and 34% in 1992 was due to state taxes, net of federal tax benefit, and in 1994 and 1993, the recalculation of the deferred tax balances due to the increase in the Federal statutory rate and decrease in the estimated state tax rate, and the effect of nontaxable income generated from short-term investments. The provisions for income taxes for the three years ended October 31, 1994 were as follows (amounts in thousands):

                                   1994       1993       1992
                   Federal       $19,020    $14,953    $ 9,634
                   State           1,643      1,556      1,876
                                 $20,663    $16,509    $11,510

                   Current       $21,024    $16,084    $ 9,541
                   Deferred         (361)       425      1,969
                                 $20,663    $16,509    $11,510

The principal components of deferred tax expense in fiscal 1992 were $486,000 for costs capitalized to inventories and $1,685,000 for net realizable value provision recoveries offset by $883,000 for income from housing sales reported on the installment method.

The components of income taxes payable as of October 31, 1994 and 1993 were (amounts in thousands):

                                    1994             1993
               Current            $19,211          $15,471
               Deferred            13,488           13,849
                                  $32,699          $29,320

The components of net deferred taxes payable as of October 31, 1994 and 1993 were (amounts in thousands):
                                                  1994                 1993
Deferred tax liabilities
   Capitalized interest                         $15,817              $15,290
   Deferred expenses                              3,004                2,797
   Other                                            230                  177
       Total                                     19,051               18,264

Deferred tax assets
   Net realizable value reserves                  2,959                2,491
   Inventory valuation differences                1,360                  921
   Accrued expenses deductible when paid            801                  629
   Other                                            443                  374
       Total                                      5,563                4,415

Net deferred tax liability                      $13,488              $13,849

6.  Shareholders' equity

The Company's authorized capital stock consists of 40,000,000 shares of Common Stock, $.01 par value per share, and 1,000,000 shares of Preferred Stock, $.01 par value per share. The Company's Certificate of Incorporation, as amended, authorizes the Board of Directors to increase the number of authorized shares of Common Stock to 60,000,000 shares and the number of shares of authorized Preferred Stock to 15,000,000 shares.

Changes in shareholders' equity are summarized as follows (amounts in thousands):

                                                  Additional
                                 Common Stock      Paid-In    Retained
                               Shares    Amount    Capital    Earnings    Total
Balance, October 31, 1991      32,812      328      30,726     86,871    117,925
  Net income                                                   16,538     16,538
  Exercise of stock options       271        3       1,908                 1,911
  Employee stock plan
   purchases                        4                   38                    38
Balance, October 31, 1992      33,087      331      32,672    103,409    136,412

  Net income                                                   28,058     28,058
  Exercise of stock options       229        2       2,500                 2,502
  Employee stock plan
   purchases                        3                   34                    34
Balance, October 31, 1993      33,319      333      35,206    131,467    167,006

  Net income                                                   36,177     36,177
  Exercise of stock options       101        1         954                   955
  Employee stock plan
   purchases                        3                   38                    38
Balance, October 31, 1994      33,423      334      36,198    167,644    204,176

Stock option plans

The Company's stock option plans for employees, officers and nonemployee directors provide for the granting of incentive stock options and nonstatutory options with a term of up to ten years at a price not less than the market price of the stock at the date of grant. Options available for grant at October 31, 1994, 1993 and 1992 were 2,537,400, 2,225,200 and
2,786,550, respectively.

The following summarizes stock option activity for both plans during the three years ended October 31, 1994:
                                                     1994
                                        Number                Option Price
                                      of Shares                Per Share
Outstanding, beginning of year        1,031,750             $ 3.25 - $15.13

Granted                                 729,200              15.81 -  19.00

Exercised                              (106,425)              3.25 -  12.75

Cancelled                               (41,400)             10.75 -  15.88

Outstanding, end of year              1,613,125             $ 3.25 - $19.00

Exercisable, end of year                698,900             $ 3.25 - $15.13

                                                     1993
                                        Number                Option Price
                                      of Shares                Per Share
Outstanding, beginning of year          697,700             $ 3.25 - $12.19

Granted                                 590,200               9.06 -  15.13

Exercised                              (227,300)              3.25 -  10.75

Cancelled                               (28,850)             10.75 -  12.75

Outstanding, end of year              1,031,750             $ 3.25 - $15.13

Exercisable, end of year                460,400             $ 3.25 - $12.19

                                                      1992
                                        Number                Option Price
                                      of Shares                Per Share
Outstanding, beginning of year          643,800             $ 3.25 - $ 7.75

Granted                                 347,000               7.75 -  12.19

Exercised                              (272,600)              3.25 -   7.75

Cancelled                               (20,500)              3.25 -  10.75

Outstanding, end of year                697,700             $ 3.25 - $12.19

Exercisable, end of year                343,200             $ 3.25 - $ 7.75

Employee stock purchase plan

The Company's Employee Stock Purchase Plan enables substantially all employees to purchase the Company's common stock for 95% of the market price
of the stock on specified offering dates.   The plan, which terminates in
December 1996, provides that 300,000 shares be reserved for purchase each year. As of October 31, 1994, a total of 27,698 shares had been purchased pursuant to the terms of the Plan since its inception.

The following summarizes stock purchases under the Plan during the three years ended October 31, 1994:

                      Number of              Price
                        Shares               Range

        1992            4,161          $ 7.96  -  $11.88
        1993            2,748           12.11  -   13.78
        1994            3,124           10.81  -   17.10

7.  Employee retirement plan

The Company maintains a salary deferral savings plan covering substantially all employees. The plan provides for Company contributions totaling 2% of all eligible compensation, plus 2% of eligible compensation above the social security wage base, plus matching contributions of up to 2% of eligible compensation of employees electing to contribute via salary deferrals.
Company contributions with respect to the plan totaled $770,000, $604,000 and $529,000 for the years ended October 31, 1994, 1993 and 1992, respectively.

8.  Commitments and contingencies

As of October 31, 1994, the Company had agreements to purchase land and improved homesites for future development with purchase prices aggregating approximately $210,506,000 of which $13,058,000 had been paid or deposited. Purchase of the properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

As of October 31, 1994, the Company had agreements of sale outstanding to deliver 1,025 homes with an aggregate sales value of approximately $370,560,000. The Company has arranged through a number of outside mortgage lenders to provide approximately $185,489,000 of mortgages related to those sales agreements.

The Company is also involved in various claims and litigation arising from its usual and customary business with customers and subcontractors. The Company believes that it has adequate insurance or meritorious defenses in all pending cases and that adverse decisions in any or all of the cases would not have a material effect on the financial condition and the results of operations of the Company.

Summary Consolidated Quarterly Data (Unaudited)
(Amounts in thousands, except per share data)

                                                   Three Months Ended
FISCAL 1994                           Oct. 31    July 31     April 30   Jan. 31
Revenues                              $174,432   $120,060    $91,444    $118,128

Income before income taxes            $ 23,437   $ 12,931    $ 6,976    $ 13,496

Net income                            $ 15,330   $  7,992    $ 4,350    $  8,505

Earnings per share
  Primary                             $    .46   $    .24    $   .13    $    .25
  Fully diluted                       $    .44   $    .23    $   .13    $    .25

Weighted average number of
 shares outstanding
  Primary                               33,526     33,563     33,676      33,740
  Fully diluted                         35,994     36,149     36,317      34,195

                                                   Three Months Ended
FISCAL 1993:                          Oct. 31    July 31     April 30   Jan. 31
Revenues                              $143,146   $102,379    $ 73,942   $ 75,794

Income before income taxes,
 extraordinary loss and change
 in accounting                        $ 19,086   $ 10,547    $  6,151   $  8,144

Income before extraordinary loss
 and change in accounting             $ 12,503   $  6,320    $  3,705   $  4,891

Net income                            $ 11,835   $  6,320    $  3,705   $  6,198

Earnings per share
  Primary:
   Income before extraordinary loss
    and change in accounting          $    .37   $    .19    $    .11   $    .15

  Net income                          $    .35   $    .19    $    .11   $    .19

  Fully Diluted:
   Income before extraordinary loss
    and change in accounting          $    .37   $    .19    $    .11    $   .15

   Net income                         $    .35   $    .19    $    .11    $   .19

Weighted average number of
 shares outstanding
  Primary                               33,491     33,463      33,508     33,433
  Fully diluted                         33,618     33,463      33,508     33,500

                         TOLL BROTHERS, INC. AND SUBSIDIARIES

                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                (Amounts in thousands)

                                             Additions
                         Balance at   Charged to  Charged               Balance
                         Beginning    Costs and   to Other              at End
Description              of Period    Expenses    Accounts Deductions  of Period
                                                             (A)

Net realizable value
reserves for inventory
of land and land
development costs:


Year ended
  October 31, 1992:
    Massachusetts         $ 6,205                             $ 2,468    $ 3,737
    New Jersey              2,850                               1,145      1,705
    Pennsylvania            1,500                                 253      1,247
    Total                 $10,555                               3,866      6,689

Year Ended:
  October 31, 1993:
    Massachusetts         $ 3,737     $   600                 $ 1,578   $ 2,759
    New Jersey              1,705       1,800                     449     3,056
    Pennsylvania            1,247                               1,247
    Total                 $ 6,689     $ 2,400                 $ 2,027   $ 7,062

Year ended
  October 31, 1994:
    Massachusetts         $ 2,759     $   300                 $ 1,393    $ 1,666
    New Jersey              3,056       3,000                     367      5,689
    Pennsylvania            1,247        --                     1,247       --
    Delaware                 --         1,000                              1,000
    Total                 $ 7,062     $ 4,300                 $ 3,007    $ 8,355

          (A) Represents amount of reserves utilized, which is recorded at the time that affected homes are closed.