Form 10-Q
period 1995-01-31
TOLL BROTHERS INC
filed 1995-03-13
CIK 794170

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   January 31, 1995
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

    Common Stock, $.01 par value:  33,463,820 shares as of March 3, 1995

                        TOLL BROTHERS, INC. AND SUBSIDIARIES

                                        INDEX

                                                                 Page No.

PART I.  Financial Information

ITEM 1.  Financial Statements

   Condensed Consolidated Balance Sheets                             1
     January 31, 1995 (Unaudited) and October 31, 1994

   Condensed Consolidated Statements of Income (Unaudited)           2
     Three Months Ended January 31, 1995 and 1994

   Condensed Consolidated Statements of Cash Flows                   3
     (Unaudited)
     Three Months Ended January 31, 1995 and 1994

   Notes to Condensed Consolidated Financial Statements              4
     (Unaudited)

ITEM 2.  Management's Discussion and Analysis of                     5
          Financial Condition and Results of Operations


PART II. Other Information                                           6


SIGNATURES                                                           7

PART I.  ITEM 1.   FINANCIAL STATEMENTS

                        CONSOLIDATED CONDENSED BALANCE SHEETS
                               (Amounts in thousands)

                                          January 31,       October 31,
                                             1995              1994
                                          (unaudited)        (Note 1)
ASSETS

  Cash and cash equivalents                $ 11,055           $38,026
  Marketable securities,                      3,128             3,674
  Residential inventories (Note 2)          564,065           506,347
  Property, construction and office
    equipment                                11,393            11,537
  Receivables, prepaid expenses and
    other assets                             24,679            22,695
  Mortgage notes receivable                   4,374             4,614
                                           --------          --------
                                           $618,694          $586,893
                                           ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY

  Loans payable                            $ 55,508          $ 17,506
  Subordinated notes                        224,197           227,969
  Customer deposits on sales
    contracts                                30,441            30,071
  Accounts payable                           26,296            28,914
  Accrued expenses                           41,205            40,872
  Collateralized mortgage
    obligations payable                       4,340             4,686
  Income taxes payable                       24,086            32,699
                                           --------          --------
   Total liabilities                        406,073           382,717
                                           ========          ========
  Shareholders' equity:
    Preferred stock
    Common stock                                335               334
    Additional paid-in capital               36,383            36,198
    Retained earnings                       175,903           167,644
                                           --------          --------
   Total shareholders' equity               212,621           204,176
                                           --------          --------
                                           $618,694          $586,893
                                           ========          ========

                               See accompanying notes

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (Amounts in thousands except per share data)
                                     (Unaudited)

                                                          Three months
                                                        ended January 31
                                                       1995          1994


Revenues:
  Housing sales                                      $121,298      $117,704
  Interest and other                                    1,019           424
                                                     --------      --------
                                                      122,317       118,128
                                                     --------      --------
Costs and expenses:
  Land and housing construction                        92,141        89,758
  Selling, general and
    administrative                                     13,242        10,377
  Interest  (Note 2)                                    4,087         4,497
                                                     --------      --------
                                                      109,470       104,632
                                                     --------      --------
Income before income taxes                             12,847        13,496

Income taxes                                            4,588         4,991
                                                     --------      --------
Net income                                           $  8,259      $  8,505
                                                     ========      ========
Net income per share:
  Primary                                            $    .25      $    .25
  Fully-diluted                                           .24           .25

Weighted average number of shares
  Primary                                              33,527        33,740
  Fully-diluted                                        36,009        34,195


                               See accompanying notes

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in thousands)   (Unaudited)

                                                              Three months
                                                             ended January 31
                                                            1995          1994
Cash flows from operating activities:
   Net income                                             $ 8,259       $ 8,505
   Adjustments to reconcile net income to net cash
       used in operating activities:
     Depreciation and amortization                            731           669
     Gain from repurchase of subordinated debt               (531)
     Deferred taxes                                            57          (639)
     Net realizable value provisions                        1,500         2,575
   Changes in operating assets and liabilities
     Increase in residential inventories                  (59,218)      (30,130)
     (Decrease) increase in receivables, prepaid
       expenses and other assets                           (2,308)          575
     Increase (decrease) in customer deposits on
       sales contracts                                        370          (918)
     (Decrease) increase in accounts payable
       accrued expenses and other liabilities              (2,285)          947
     Decrease in current income taxes payable              (8,624)       (5,364)
                                                          -------       -------
     Net cash used in operating activities                (62,049)      (23,780)
                                                          -------       -------
Cash flows from investing activities:
   Proceeds from sale of marketable securities                546         1,983
   Purchase of property, construction and office
     equipment, net                                          (346)       (1,025)
   Principal repayments of mortgage notes receivable          244         2,199
                                                          -------       -------
   Net cash provided by investing activities                  444         3,157
                                                          -------       -------
Cash flows from financing activities:
   Proceeds from loans payable                             71,000        13,678
   Principal payments of loans payable                    (33,036)      (24,422)
   Net proceeds from issuance of senior
     subordinated notes                                         -        55,575
   Repurchase of subordinated debt                         (3,166)
   Principal payments of collateralized mortgage
     obligations                                             (350)       (1,851)
   Proceeds from stock options exercised and
     employee stock plan purchases                            186           750
                                                          -------       -------
   Net cash provided by financing activities               34,634        43,730
                                                          -------       -------
Net (decrease) increase in cash and cash equivalents      (26,971)       23,107
Cash and cash equivalents, beginning of period             38,026        32,329
                                                          -------       -------
Cash and cash equivalents, end of period                  $11,055       $55,436
                                                          =======       =======
Supplemental disclosures of cash flow information:
   Interest paid, net of capitalized amount               $   207       $   315
                                                          =======       =======
   Income taxes paid                                      $13,195       $10,994
                                                          =======       =======
Supplemental disclosures of non-cash financing
     activities:
   Income tax benefit relating to exercise of
     employee stock options                               $     6       $   278
                                                          =======       =======

                               See accompanying notes

                        TOLL BROTHERS, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Amounts in thousands)
                                     (Unaudited)
1. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information.
   The October 31, 1994 balance sheet amounts and disclosures included herein have been derived from the October 31, 1994 audited financial statements of the Registrant. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, it is suggested that they be read in conjunction with the financial statements and notes thereto included in the Registrant's October 31, 1994 Annual Report to Shareholders.
   In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of January 31, 1995, and the results of its operations and cash flows for the three months then ended. The results of operations for such interim period are not necessarily indicative of the results to be expected for the full year.

2. Residential Inventories

   Residential inventories consisted of the following:

                                                     January 31,  October 31,
                                                         1995         1994

      Land and land development costs                  $139,255     $158,686
      Construction in progress                          356,263      277,098
      Sample homes                                       24,323       22,641
      Land deposits and costs of future development      16,523       13,943
      Loan assets acquired for future development        18,081       25,186
      Deferred marketing costs                            9,620        8,793
                                                       --------     --------
                                                       $564,065     $506,347
                                                       ========     ========

   Construction in progress includes the cost of homes under construction, land and land development costs and carrying costs of lots that have been substantially improved.

   The Company capitalizes certain interest costs to inventories during the development and construction period. Capitalized interest is charged to interest expense when the related inventories are closed. Interest incurred, capitalized and expensed is summarized as follows:

                                                             Three months
                                                           ended January 31
                                                          1995         1994

      Interest capitalized, beginning of period          $39,835     $38,270
      Interest incurred                                    5,840       5,076
      Interest expensed                                   (4,087)     (4,497)
      Write off to cost of sales and other                   (40)     (1,412)
                                                         -------     -------
      Interest capitalized, end of period                $41,548     $37,437
                                                         =======     =======

PART I.  ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income statement items related to the Company's operations as percentages of total revenues and certain other data:

                                                  Three months
                                                ended January 31
                                                 1995       1994
                                                -----      -----
   Revenues                                     100.0%     100.0%
   Costs and expenses:
      Land and housing construction              75.3       76.0
      Selling, general and administrative        10.8        8.8
      Interest                                    3.4        3.8
      Total costs and expenses                   89.5       88.6
   Income before taxes                           10.5%      11.4%
   Number of homes delivered                      364        386

Revenues for the three months ended January 31, 1995 amounted to $122.3 million compared to $118.1 million reported in the first quarter of fiscal 1994. This increase was due primarily to the increase in the average selling price per home in the 1995 first quarter over the first quarter of 1994, offset in part by the decrease in the number of homes delivered in the 1995 period as compared to the 1994 period. The increase in the average selling price per home delivered in the first quarter of 1995 was the result of a shift in the location of homes closed to more expensive areas, a change in product mix to larger homes and increases in selling prices. The higher deliveries in the first quarter of 1994 was due in part to the Company's concentration on the completion of homes "under roof" caused by the adverse weather conditions which prevented the Company from commencing the construction of new homes, continuing construction of unenclosed homes and constructing community infrastructure. Due to the delays encountered in the first quarter of 1994, deliveries in the subsequent quarters of 1994 were delayed. Accordingly, the Company expects revenues and unit deliveries for the 1995 second quarter to significantly exceed those reported in the second quarter of 1994.

As of January 31, 1995, the backlog of homes under contract amounted to $360.9 million (970 homes), approximately 35% higher than the $267.0 million (805 homes) backlog as of January 31, 1994. The aggregate sales value of new contracts signed in the first quarter of fiscal 1995 amounted to $111.6 million (309 homes), an increase of approximately 12% over the $99.3 million (299 homes) signed in the first quarter of 1994. The increase in new contracts signed and backlog in 1995 over 1994 was attributable to the increase in the number of communities in which the Company was offering homes for sale, a shift in location of the communities to more expensive areas, an increase in the size of the homes that homebuyers purchased and increases in selling prices. On a per community basis, the Company has seen a decline in customer traffic and in new contracts signed.

Land and housing construction costs as a percentage of revenues decreased in the first quarter of 1995 as compared to 1994 due principally to the lower amount of inventory write-down recognized in fiscal 1995 ($1.5 million) over the amount recognized in the first quarter of 1994 ($2.6 million) and lower land and land development costs. The decrease was partially offset by increased material and production costs.

Selling, general and administrative expenses ("SG&A") in the 1995 quarter amounted to $13.2 million, an increase of $2.9 million over the 1994 first quarter. This increase was attributable to the higher level of spending due to the increased number of communities which the Company was operating during the 1995 quarter as compared to 1994. The Company anticipates that SG&A as a percentage of revenues will decrease for the full fiscal 1995 year as compared to the first quarter of 1995, due to revenues increasing at a faster pace than SG&A expenses.

Interest expense was lower as a percentage of revenues and on a per home closed basis in the 1995 quarter as compared to the 1994 quarter. This decrease was due to the decline in the amount of interest incurred by the Company over the past several years as a percentage of inventory due to lower interest rates and the decline in the amount of debt carried by the Company in proportion to the amount of its inventory.

Income Taxes

Income taxes for fiscal 1995 and 1994 were provided at effective rates of 35.7% and 37%, respectively.

CAPITAL RESOURCES AND LIQUIDITY

Funding for the Company's residential development activities has been principally provided by cash flows from homebuilding operations, unsecured bank borrowings, and from the public debt and equity markets.

The Company has a $150 million unsecured revolving credit facility with nine banks which extends through October 1997. As of January 31, 1995, the Company had $48 million of loans and approximately $54 million of letters of credit outstanding under the facility.

The Company believes that it will be able to fund its activities through a combination of operating cash flow, cash balances and existing sources of credit.


PART II.  Other Information

 ITEM 1. Legal Proceedings - None.

 ITEM 2. Changes in Securities  - None.

 ITEM 3. Defaults upon Senior Securities - None.

 ITEM 4. Submission of Matters to a Vote of Security Holders  - None.

 ITEM 5. Other Information - None.

 ITEM 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits:
                 Exhibit 11 - Statement regarding Computation of Earnings Per
                              Share
                 Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K
                 None

                                     SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TOLL BROTHERS, INC.
                                        (Registrant)



Date:  March 10, 1995                By: /s/ Joel H. Rassman
                                         ------------------------
                                          Joel H. Rassman
                                          Senior Vice President,
                                          Treasurer and Chief
                                          Financial Officer




Date:  March 10, 1995                By: /s/ Joseph R. Sicree
                                         ------------------------
                                          Joseph R. Sicree
                                          Vice President -
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)