Form 10-Q
period 1995-04-30
TOLL BROTHERS INC
filed 1995-06-12
CIK 794170

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   April 30, 1995
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


    Common Stock, $.01 par value:  33,528,948 shares as of June 5, 1995

                     TOLL BROTHERS, INC. AND SUBSIDIARIES

                                    INDEX

                                                                       Page
                                                                        No.
PART I.  Financial Information
        ITEM 1.  Financial Statements

               Condensed Consolidated Balance Sheets                      1
                 April 30, 1995 (Unaudited) and October 31, 1994

               Condensed Consolidated Statements of Income (Unaudited)    2
                 For the Six Months and Three Months Ended
                 April 30, 1995 and 1994

               Condensed Consolidated Statements of Cash Flows            3
                 (Unaudited)
                 For the Six Months Ended April 30, 1995 and 1994

               Notes to Condensed Consolidated Financial Statements       4
                 (Unaudited)

        ITEM 2.     Management's Discussion and Analysis of               5
                     Financial Condition and Results of Operations


PART II.   Other Information                                              7


SIGNATURES                                                                8

                     TOLL BROTHERS, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Amounts in thousands)
                                 (Unaudited)

                                              April 30,          October 31,
                                                1995                1994
                                              ---------          -----------
ASSETS
  Cash and cash equivalents                  $ 11,646             $38,026
  Marketable securities,                           --               3,674
  Residential inventories                     598,831             506,347
  Property, construction and office
    equipment                                  11,452              11,537
  Receivables, prepaid expenses and
    other assets                               21,494              22,695
  Mortgage notes receivable                     4,167               4,614
                                             --------            --------
                                             $647,590            $586,893
                                             ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Loans payable                              $ 70,107            $ 17,506
  Subordinated notes                          224,197             227,969
  Customer deposits on sales
    contracts                                  32,832              30,071
  Accounts payable                             30,020              28,914
  Accrued expenses                             37,308              40,872
  Collateralized mortgage
    obligations payable                         4,133               4,686
  Income taxes payable                         26,802              32,699
                                             --------            --------
     Total liabilities                        425,399             382,717
                                             --------            --------
  Shareholders' equity:
    Preferred stock
    Common stock                                  335                 334
    Additional paid-in capital                 36,508              36,198
    Retained earnings                         185,348             167,644
                                             --------            --------
     Total shareholders' equity               222,191             204,176
                                             --------            --------
                                             $647,590            $586,893
                                             ========            ========

                          See accompanying notes

                     TOLL BROTHERS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands except per share data)
                                 (Unaudited)

                               Six months              Three months
                              ended April 30          ended April 30
                           ---------------------     -------------------
                             1995         1994         1995       1994
                           --------     --------     --------   --------
Revenues:
  Housing sales            $258,426     $208,682     $137,128   $ 90,978
  Interest and other          1,379          890          360        466
                           --------     --------     --------   --------
                            259,805      209,572      137,488     91,444
                           --------     --------     --------   --------
Costs and expenses:
  Land and housing
      construction          195,244      158,233      103,103     68,475
  Selling, general &
      administrative         27,182       22,775       13,940     12,398
  Interest                    9,451        8,092        5,364      3,595
                           --------     --------     --------   --------
                            231,877      189,100      122,407     84,468
                           --------     --------     --------   --------

Income before income taxes   27,928       20,472       15,081      6,976

Income taxes                 10,224        7,617        5,636      2,626
                           --------     --------     --------   --------
Net income                 $ 17,704     $ 12,855     $  9,445   $  4,350
                           ========     ========     ========   ========
Net income per share:
  Primary                  $    .53     $    .38     $    .28   $    .13
  Fully-diluted            $    .51     $    .37     $    .27   $    .13

Weighted average number
  of shares
  Primary                    33,617       33,708       33,707     33,676
  Fully-diluted              36,095       35,236       36,153     36,317

                            See accompanying notes
PAGE

                      TOLL BROTHERS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                          Six months
                                                         ended April 30
                                                     --------------------
                                                       1995         1994
                                                     -------      -------
Cash flows from operating activities:
  Net income                                         $17,704      $12,855
  Adjustments to reconcile net income to net cash
    used in operating activities:

      Depreciation and amortization                    1,425        1,281
      Gain from repurchase of subordinated notes        (523)         (78)
      Deferred Taxes                                     483        1,140
      Net realizable provisions                        1,500        2,575
      Changes in operating assets and liabilities:
       (Increase) in residential inventories         (93,984)     (48,009)
       Decrease (increase) in receivables, prepaid
        expenses and other assets                        661         (725)
       Increase in customer deposits on sales
        contracts                                      2,761        7,592
       (Decrease) increase in accounts payable,
        accrued expenses and other liabilities        (2,458)       3,848
       Decrease in current income taxes payable       (6,289)      (8,268)
                                                     -------      -------
       Net cash used in operating activities         (78,720)     (27,789)
                                                     -------      -------
Cash flows from investing activities:
  Proceeds from (purchase of) marketable
    securities, net                                    3,674       (7,754)
  Purchase of property, construction and office
      equipment, net                                    (900)      (1,362)
  Principal repayments of mortgage notes receivable      453        3,527
                                                     -------      -------
       Net cash provided by (used in) investing
        activities                                     3,227       (5,589)
                                                     -------      -------
Cash flows from financing activities:
  Proceeds from loans payable                        124,000       13,493
  Principal payments of loans payable                (71,474)     (24,433)
  Net proceeds from issuance of subordinated notes        -0-      55,575
  Repurchase of subordinated notes                    (3,166)        (405)
  Principal payments of collateralized mortgage
      obligations                                       (558)      (3,858)
  Proceeds from stock options exercised and employee
      stock plan purchases                               311          823
                                                     -------      -------
       Net cash provided by financing activities      49,113       41,195
                                                     -------      -------
Net (decrease) increase in cash and cash
  equivalents                                        (26,380)       7,817
Cash and cash equivalents, beginning of period        38,026       32,329
                                                     -------      -------
Cash and cash equivalents, end of period             $11,646      $40,146
                                                     =======      =======
Supplemental disclosures of cash flow information
  Interest paid, net of capitalized amount           $ 2,265      $ 2,150
                                                     =======      =======
  Income taxes paid                                  $15,999      $14,745
                                                     =======      =======
Supplemental disclosures of non-cash financing
  activities:
  Income tax benefit relating to exercise of
      employee stock options                         $    30      $   223
                                                     =======      =======

                             See accompanying notes
PAGE

                   TOLL BROTHERS, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Amounts in thousands)
                                (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The October 31, 1994 balance sheet amounts and disclosures included herein have been derived from the October 31, 1994 audited financial statements of the Registrant. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, it is suggested that they be read in conjunction with the financial statements and notes thereto included in the Registrant's October 31, 1994 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of April 30, 1995 and 1994, the results of its operations for the six months and three months then ended and its cash flows for the six months then ended. The results of operations for such interim period are not necessarily indicative of the results to be expected for the full year.


2.  Residential Inventories

    Residential inventories consisted of the following:

                                         April 30,     October 31,
                                            1995          1994
                                         ---------     -----------
    Land and land development costs       $162,460      $158,686
    Construction in progress               363,797       277,098
    Sample homes                            28,007        22,641
    Land deposits and costs of future
      development                           15,863        13,943
    Loan assets acquired for future
      development                           18,054        25,186
    Deferred marketing and financing
      costs                                 10,650         8,793
                                          --------      --------
                                          $598,831      $506,347
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

    The Company capitalizes certain interest costs to inventories during the development and construction period. Capitalized interest is charged to interest expense when the related inventories are closed. Interest incurred, capitalized and expensed is summarized as follows:

                                       Six months            Three months
                                     ended April 30         ended April 30
                                   ------------------      -----------------
                                     1995       1994        1995       1994
                                   -------     -------     -------    -------
    Interest capitalized,
      beginning of period          $39,835     $38,270     $41,548    $37,437
    Interest incurred               12,417      10,569       6,577      5,493
    Interest expensed               (9,451)     (8,092)     (5,364)    (3,595)
    Write off to cost of sales         (97)     (1,412)        (57)         0
                                   -------     -------     -------    -------
    Interest capitalized,
      end of period                $42,704     $39,335     $42,704    $39,335
                                   =======     =======     =======    =======

PART I.  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


The following table sets forth, for the periods indicated, certain income statement items related to the Company's operations as percentages of total revenues and certain other data:

                                     Six months          Three months
                                   ended April 30       ended April 30
                                   ---------------     ----------------
                                    1995     1994       1995     1994
                                   ------   ------     ------   ------
Revenues                           100.0%   100.0%     100.0%   100.0%

Costs and expenses:
  Land and housing construction     75.2     75.5       75.0     74.9
  Selling, general and
     administrative                 10.5     10.9       10.1     13.6
  Interest                           3.6      3.8        3.9      3.9
                                   ------   ------     ------   ------
  Total costs and expenses          89.3     90.2       89.0     92.4
                                   ------   ------     ------   ------
Income before taxes and change
    in accounting                   10.7%     9.8%      11.0%     7.6%
                                   ======   ======     ======   ======
Number of homes closed               754      682        390      296
                                   ======   ======     ======   ======

Revenues for the six months and three months ended April 30, 1995 were higher than those of the comparable periods of 1994 by approximately $50.2 million, or 24%, and $46.0 million, or 50%, respectively. The higher revenues were primarily attributable to the increased number of homes closed during the periods, which was due to the significantly larger contract backlog at the beginning of fiscal 1995 as compared to the beginning of fiscal 1994 and to the construction delays caused by the adverse weather conditions during the early part of fiscal 1994.

In addition, the average selling price per home closed increased in 1995 as compared to 1994 as the result of a shift in the location of homes closed to more expensive communities, a change in product mix and increases in selling prices. Based on the backlog of homes under contract at April 30, 1995 and the homes that the Company expects to deliver during the remainder of 1995, the Company anticipates that the average price of the homes delivered for the remainder of 1995 will be higher than the homes delivered in the same period of 1994.

As of April 30, 1995 and 1994, the backlog of homes under contract amounted to $432.9 million(1,174 homes) and $369.9 million(1,091 homes), respectively.
The aggregate sales value of new contracts signed during the six months and three months ended April 30, 1995 amounted to $320.8 million(903 homes) and $209.2 million(594 homes), respectively. This compares to $293.2 million(881 homes) and $193.9 million (582 homes) for the same periods of 1994.
The increase in new contracts signed and backlog in 1995 over 1994 is attributable to the increase in the number of communities in which the Company is offering homes for sale, a shift in location of the communities to more expensive areas, an increase in the size of the homes that our customers purchased and increases in selling prices. On a per community basis, customer traffic and new contracts signed has declined.

As a percentage of revenues, land and housing construction costs decreased slightly in the first six months of 1995 as compared to the same period of 1994 and increased slightly for the second quarter of 1995 over the second quarter of 1994. During both periods of 1995, the Company saw, as a percentage of revenues, increases in material and labor costs and a decrease in land, land development and overhead costs as compared to the same periods of 1994. The Company also provided approximately $2 million and $.5 million in the six month and three month periods of 1995, and $2.6 million the first three months of fiscal 1994, for the writeoff of inventory and previously capitalized costs that the Company no longer considered realizable. The Company did not provide for any writeoff of inventory in the second quarter of fiscal 1994.

Selling, general and administrative expenses("SG&A") as a percentage of revenues decreased in both periods of 1995 as compared to 1994 although SG&A spending increased for the 1995 periods over the same periods of 1994. The increased spending was principally due to the increased number of communities that the Company was operating in during the 1995 periods. SG&A decreased as a percentage of revenues for the three months ended April 30, 1995 as compared to 1994 from 13.6% to 10.1%. This decrease is due in part to SG&A expenses increasing significantly in the second quarter of 1994 over the first quarter of 1994 in anticipation of increased revenues which were delayed due to the adverse weather conditions that the Company encountered in the early part of fiscal 1994. The Company anticipates that SG&A as a percentage of revenues will continue to decrease for the full fiscal year as compared to the six months and three months ended April 30, 1995, due to revenues increasing at a faster pace than SG&A expenses.

Interest expense was slightly lower as a percentage of revenues in the six month and three month periods of 1995 as compared to 1994. Interest expense is determined on a specific house by house basis and will vary depending on many factors including the period of time that the land was owned, the period of time that the house was under construction, and the interest rates and the amount of debt carried by the Company in proportion to the amount of its inventory during those periods.

Income taxes for the six month periods of 1995 and 1994 were provided at effective rates of 36.6% and 37.2%, respectively. For the three month periods of 1995 and 1994, income taxes were provided at effective rates of 37.4% and 37.6%, respectively.



CAPITAL RESOURCES AND LIQUIDITY

Funding for the Company's residential development activities has been principally provided by cash flows from operations, unsecured bank borrowings and the public debt and equity markets.

The Company has a $150 million unsecured revolving credit facility with nine banks which extends through October 1997. As of April 30, 1995, the Company had $63 million of loans and approximately $47.6 million of letters of credit outstanding under the facility.

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

              None.

   ITEM 3.    Defaults upon Senior Securities

              None.

   ITEM 4.    Submission of Matters to a Vote of Security Holders

             (a) The Company's 1995 Annual Meeting of Shareholders was held on March 16, 1995.
             (b)   Not required.
             (c) The following proposals were submitted to a vote of shareholders and were approved by the affirmative vote of a majority of the shares of common stock of the Company that were present in person or by proxy, as indicated below.

                   The approval of Ernst & Young as the Company's independent auditors for the 1995 fiscal year.

                           FOR            AGAINST          ABSTAIN
                         -------          -------          -------
                        25,232,423        41,184           19,439

                   To consider and act upon the adoption of the Toll
                   Brothers, Inc. Stock Option and Incentive Stock Plan (1995).

                           FOR            AGAINST          ABSTAIN
                         -------          -------          -------
                        20,413,069       1,679,002         168,381

                   To consider and act upon the adoption of the Amendment to the Toll Brothers, Inc. Key Employee and Non-Employee Directors Stock Plan (1993).

                           FOR            AGAINST          ABSTAIN
                         -------          -------          -------
                        20,865,812       1,216,328         178,312

   ITEM 5.    Other Information

              None.

   ITEM 6.    Exhibits and Reports on Form 8-K

              (a)  Exhibits

              Exhibit 10.1. Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995)
              Exhibit 10.2. Amendment to the Toll Brothers, Inc. Key Employee and Non-Employee Directors Stock Plan (1993)
              Exhibit 11.    Statement Regarding Computation of Per Share
                             Earnings.
              Exhibit 27.    Financial Data Schedule

              (b)  Reports on Form 8-K

                   None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TOLL BROTHERS, INC.
                                        (Registrant)



Date:  June 9, 1995               By:   /s/ Joel H. Rassman
                                        --------------------------
                                        Joel H. Rassman
                                        Senior Vice President,
                                        Treasurer and Chief
                                        Financial Officer




Date:  June 9, 1995               By:   /s/ Joseph R. Sicree
                                        -------------------------
                                        Joseph R. Sicree
                                        Vice President -
                                        Chief Accounting Officer
                                        (Principal Accounting Officer)