Form 10-Q
period 1995-07-31
TOLL BROTHERS INC
filed 1995-09-12
CIK 794170

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   July 31, 1995

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

    Common Stock, $.01 par value:  33,593,067 shares as of August 30, 1995

                   TOLL BROTHERS, INC. AND SUBSIDIARIES
                                   INDEX

                                                              Page No.

PART I. Financial Information

     ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets                          1
           July 31, 1995 (Unaudited) and October 31, 1994

         Condensed Consolidated Statements of Income (Unaudited)         2
           For the Nine Months and Three Months Ended
           July 31, 1995 and 1994

         Condensed Consolidated Statements of Cash Flows                 3
           (Unaudited)
           For the Nine Months Ended July 31, 1995 and 1994

         Notes to Condensed Consolidated Financial Statements            4
           (Unaudited)

    ITEM 2.  Management's Discussion and Analysis of                     6
          Financial Condition and Results of Operations


PART II. Other Information                                               8


SIGNATURES                                                               9

PART I.  ITEM 1.           FINANCIAL STATEMENTS

                   TOLL BROTHERS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Amounts in thousands)

                                                July 31,        October 31,
                                                  1995              1994
                                              (unaudited)         (Note 1)
                                              -----------       -----------
ASSETS
  Cash and cash equivalents                      $ 19,860         $ 38,026
  Marketable securities                                --            3,674
  Residential inventories                         614,188          506,347
  Property, construction and office equipment      11,660           11,537
  Receivables, prepaid expenses and other assets   23,569           22,695
  Mortgage notes receivable                         4,047            4,614
                                                 --------         --------
                                                 $673,324         $586,893
                                                 ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY

  Loans payable                                  $ 63,895         $ 17,506
  Subordinated notes                              224,212          227,969
  Customer deposits on sales contracts             30,324           30,071
  Accounts payable                                 30,370           28,914
  Accrued expenses                                 46,217           40,872
  Collateralized mortgage obligations payable       4,098            4,686
  Income taxes payable                             35,586           32,699
                                                  -------         --------
        Total liabilities                         434,702          382,717
                                                 ========         ========
  Shareholders' equity:
    Preferred stock                                    -               -
    Common stock                                      336              334
    Additional paid-in capital                     37,695           36,198
    Retained earnings                             200,591          167,644
                                                 --------         --------
         Total shareholders' equity               238,622          204,176
                                                 --------         --------
                                                 $673,324         $586,893
                                                 ========         ========

                          See accompanying notes

                   TOLL BROTHERS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Amounts in thousands except per share data)
                                (Unaudited)

                                 Nine months            Three months
                                ended July 31          ended July 31
                               1995        1994        1995      1994
                             --------------------     -------------------
Revenues:
    Housing sales            $445,030    $327,725     $186,604   $119,043
    Interest and other          1,703       1,907          324      1,017
                             --------    --------     --------   --------
                              446,733     329,632      186,928    120,060
                             --------    --------     --------   --------
Costs and expenses:
    Land and housing
      construction            335,561     248,781      140,317     90,548
    Selling, general &
      administrative           43,393      35,447       16,211     12,672
    Interest                   15,491      12,001        6,040      3,909
                             --------    --------     --------   --------
                              394,445     296,229      162,568    107,129
                             --------    --------     --------   --------

Income before income taxes     52,288      33,403       24,360     12,931

Income taxes                   19,342      12,556        9,118      4,939
                             --------    --------     --------   --------
Net income                   $ 32,946    $ 20,847     $ 15,242   $  7,992
                             ========    ========     ========   ========
Income per share:
    Primary                  $    .98    $    .62     $    .45   $    .24
    Fully-diluted            $    .94    $    .61     $    .43   $    .23

Weighted average number
  of shares
    Primary                    33,769      33,660       34,074     33,563
    Fully-diluted              36,504      35,545       36,605     36,149

                          See accompanying notes

                   TOLL BROTHERS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 5)
                          (Amounts in thousands)
                                (Unaudited)

                                                             Nine Months
                                                            ended July 31
                                                         --------------------
                                                           1995        1994
                                                         -------      -------
Cash flows from operating activities:
  Net income                                             $32,946      $20,847
  Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization                          1,779        1,993
    Gain from repurchase of subordinated notes              (523)        (549)
    Net realizable provisions                               1,123       4,875
    Increase in residential inventories                  (108,964)    (78,240)
    Increase in receivables, prepaid expenses
      and other assets                                     (1,236)     (1,116)
    Increase in customer deposits on sales contracts          253      10,322
    Increase in accounts payable                            1,456       6,854
    Increase in accrued expenses and other
      liabilities                                           5,345       8,817
    Increase (decrease) in current income
      taxes payable                                         2,865      (3,312)
    Increase in deferred income taxes payable                 159         996
      Net cash used in operating activities               (64,797)    (28,513)

Cash flows from investing activities:
  Proceeds from (purchase of) marketable
    securities, net                                         3,674      (6,554)
  Purchase of property, construction and
    office equipment, net                                  (1,636)     (2,411)
  Principal repayments of mortgage notes receivable           576       4,714
      Net cash provided by (used in) investing
        activities                                          2,614      (4,251)

Cash flows from financing activities:
  Proceeds from loans payable                             151,000      13,493
  Principal payments of loans payable                    (104,721)    (25,465)
  Net proceeds from issuance of subordinated notes            -0-      55,541
  Repurchase of subordinated notes                         (3,166)     (2,353)
  Principal payments of collateralized
    mortgage obligations                                     (595)     (5,607)
  Proceeds from stock options exercised
    and employee stock plan purchases                       1,499         848
      Net cash provided by financing activities            44,017      36,457

Net increase (decrease) in cash and cash equivalents      (18,166)      3,693
Cash and cash equivalents, beginning of period             38,026      32,329
Cash and cash equivalents, end of period                  $19,860     $36,022

Supplemental disclosures of cash flow information
  Interest paid, net of capitalized amount                $ 3,669     $ 3,177
  Income taxes paid                                       $15,999     $14,872
Supplemental disclosures of non-cash financing
  activities:
  Cost of residential inventories acquired
    through seller financing                              $   -0-     $ 5,000
  Income tax benefit relating to exercise
    of employee stock options                             $   318     $   223

                          See accompanying notes

                   TOLL BROTHERS, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          (Amounts in thousands)
                                (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The October 31, 1994 balance sheet amounts and disclosures included herein have been derived from the October 31, 1994 audited financial statements of the Registrant. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, it is suggested that they be read in conjunction with the financial statements and notes thereto included in the Registrant's October 31, 1994 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of July 31, 1995 and October
    31, 1994, the results of its operations for the nine months and three months ended July 31, 1995 and 1994 and its cash flows for the nine months ended July 31, 1995 and 1994. The results of operations for such interim period are not necessarily indicative of the results to be expected for the full year.

2.  Residential Inventories

    Residential inventories consisted of the following:

                                                    July 31,    October 31,
                                                      1995         1994
                                                   -----------  -----------
       Land and land development costs              $157,437     $158,686
       Construction in progress                      398,440      277,098
       Sample homes                                   27,944       22,641
       Land deposits and costs of future
          development                                 12,439       13,943
       Loan assets acquired for future
          development                                  6,127       25,186
       Deferred marketing and financing
          costs                                       11,801        8,793
                                                    --------     --------
                                                    $614,188     $506,347
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

    The Company capitalizes certain interest costs to inventories during the development and construction period. Capitalized interest is charged to interest expense when the related inventories are settled. Interest incurred, capitalized and expensed is summarized as follows:

                                   Nine months           Three months
                                  ended July 31          ended July 31
                                -----------------      -----------------
                                 1995       1994        1995       1994
                                -------   -------      -------   -------
Interest capitalized,
    beginning of period         $39,835   $38,270      $42,704   $39,335
Interest incurred                18,856    16,107        6,439     5,538
Interest expensed               (15,491)  (12,001)      (6,040)   (3,909)
Write off to cost of sales
    and other                      (176)   (1,941)         (79)     (529)
Interest capitalized,
    end of period               $43,024   $40,435      $43,024   $40,435

3.  Loans Payable

    In the third quarter of 1995, the Company increased its revolving credit facility to $230 million and extended the expiration date to June 2000. The facility reduces by 50% in June 1998 unless extended pursuant to the Agreement.


4.  Net Income Per Share

    Net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents include dilutive stock options. Fully-diluted earnings per share assumes conversion of the Company's 4 3/4% Convertible Subordinated Notes at a conversion price of $21.75 per share.


5.  Subsequent Event

    In August 1995, the Company acquired certain assets of Geoffrey H. Edmunds & Associates, Inc., a privately owned, Scottsdale, Arizona, luxury homebuilder. The Company, through this acquisition, will own or control approximately 750 lots in the Scottsdale area. The acquisition will take place in phases with the merger of the organization completed by April 1, 1996.

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Homebuilding

The following table sets forth, for the periods indicated, certain income statement items related to the Company's operations as percentages of total revenues and certain other data:

                                           Nine months        Three months
                                          ended July 31       ended July 31
                                          1995      1994      1995     1994

  Revenues                               100.0%    100.0%    100.0%   100.0%
  Costs and expenses:
    Land and housing construction         75.1      75.5      75.1     75.4
    Selling, general and
       administrative                      9.7      10.8       8.7     10.6
    Interest                               3.5       3.6       3.2      3.3
                                         -----     -----     -----    -----
    Total costs and expenses              88.3      89.9      87.0     89.3
                                         -----     -----     -----    -----
  Income before income taxes              11.7%     10.1%     13.0%    10.7%
                                         =====     =====     =====    =====
  Number of homes closed                 1,270     1,056       516      374
                                         =====     =====     =====    =====

Revenues for the nine months and three months ended July 31, 1995 were higher than those of the comparable period of the prior year by approximately $117.1 million, or 36%, and $66.9 million, or 56%, respectively. The higher revenues were primarily attributable to the increased number of homes closed, which was due to the significantly larger contract backlog at the beginning of fiscal 1995, as compared to the beginning of 1994 and to the construction delays caused by the adverse weather conditions during the early part of 1994. In addition, the average sales price per home increased in the periods as the result of a change in product mix, a shift in the location of homes closed to more expensive communities and increases in selling prices.

As of July 31, 1995 and 1994, the backlog of homes under contract amounted to $393.3 million (1,058 homes) and $377.3 million (1,080 homes), respectively. The aggregate sales value of new contracts signed during the nine months and three months ended July 31, 1995 amounted to $467.8 million (1,303 homes) and $147.0 million (400 homes), respectively. This compares to $419.5 million (1,244 homes) and $126.4 million (363 homes) for the same periods of 1994. The increase in new contracts signed and backlog in 1995 over 1994 is primarily attributable to the increase in the number of communities in which the Company is offering homes for sale, a shift in location of the communities to more expensive areas, an increase in the size of the homes that our customers purchased and increases in selling prices.

As a percentage of revenues, land and housing construction costs decreased slightly in the nine months and three months ended July 31, 1995 as compared to the same periods of 1994. During both periods of 1995, the Company saw lower overhead costs per home and lower writeoffs of inventory and previously capitalized costs that the Company no longer considered realizable. These lower costs were partially offset by higher material and labor costs. The Company provided writeoffs of approximately $3.3 million and $1.3 million in the nine month and three month periods of 1995, and $4.9 million and $2.3 million for the same periods of fiscal 1994.

Selling, general and administrative expenses ("SG&A") as a percentage of revenues decreased in both periods of 1995 as compared to 1994 although SG&A spending increased for the 1995 periods over the same periods of 1994. The decline in the SG&A percentages is principally the result of revenue increasing at a greater rate than spending. The increased spending was principally due to the increased number of communities that the Company was operating in during the 1995 periods.


Interest expense was slightly lower as a percentage of revenues in the nine month and three month periods of 1995 as compared to 1994. Interest expense is determined on a specific house by house basis and will vary depending on many factors including the period of time that the land was owned, the period of time that the house was under construction, and the interest rates and the amount of debt carried by the Company in proportion to the amount of its inventory during those periods.

Income taxes for the nine month periods of 1995 and 1994 were provided at effective rates of 37.0% and 37.6%, respectively. For the three month periods of 1995 and 1994, income taxes were provided at effective rates of 37.4% and 38.2%, respectively.


CAPITAL RESOURCES AND LIQUIDITY

Funding for the Company's residential development activities has been principally provided by cash flows from operations, unsecured bank borrowings and the public debt and equity markets.

The Company has a $230 million unsecured revolving credit facility with fourteen banks which extends to June 2000. The facility reduces by 50% in June 1998 unless extended pursuant to the agreement. As of July 31, 1995, the Company had $59 million of loans and approximately $35.3 million of letters of credit outstanding under the facility.

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


                            TOLL BROTHERS, INC.
                               (Registrant)



Date:  September 12, 1995             By: /s/ Joel H. Rassman
       --------------------              ------------------------
                                         Joel H. Rassman
                                         Senior Vice President,
                                         Treasurer and Chief
                                         Financial Officer




Date:  September 12, 1995             By: /s/ Joseph R. Sicree
       --------------------              ------------------------
                                         Joseph R. Sicree
                                         Vice President -
                                         Chief Accounting Officer
                                         (Principal Accounting Officer)