Form 10-K
period 1995-10-31
TOLL BROTHERS INC
filed 1996-01-18
CIK 794170

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    October 31, 1995
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

As of December 31, 1995, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $498,259,000.

As of December 31, 1995, there were 33,800,826 shares of Common Stock outstanding.

Documents Incorporated by Reference:

Toll Brothers, Inc. Proxy Statement with respect to its 1996 Annual Meeting of Shareholders, scheduled to be held on March 7, 1996, is incorporated into Part III hereof.

                                    PART I

ITEM 1.  BUSINESS
         General

    Toll Brothers, Inc. ("Toll Brothers" or the "Company"), a Delaware corporation formed in May 1986, commenced its business operations, through predecessor entities, in 1967. Toll Brothers designs, builds, markets and arranges financing for single-family detached and attached homes in middle and high income residential communities in thirteen states and five regions around the country. The communities are generally located on land the Company has developed, although, due to the poor economic conditions during the early 1990's, the Company has been able to acquire a number of fully approved parcels and often improved subdivisions. Currently, Toll Brothers operates predominantly in major suburban residential areas in southeastern Pennsylvania, central New Jersey, the Virginia and Maryland suburbs of Washington, D.C., northern Delaware, the Boston, Massachusetts metropolitan area, southern Connecticut, Westchester County, New York, Orange County, California, the suburbs of Raleigh and Charlotte, North Carolina and Scottsdale, Arizona. It is also developing communities in Nassau County, New York, McKinney, Texas, a northern suburb of Dallas and in Palm Beach County, Florida. The Company has recently acquired property in Austin, Texas and expects to begin offering homes for sale in the second quarter of fiscal 1996.

    The Company markets its homes primarily to upper-income buyers, emphasizing high quality construction and customer satisfaction. In the five years ended October 31, 1995, Toll Brothers delivered 6,427 homes in 144 communities. In recognition of the Company's achievements, it has received numerous awards from national, state and local homebuilder publications and associations.
In 1995, the Company was selected "America's Best Builder" by the National Association of Home Builders (the "NAHB") and Builder magazine in recognition of its excellent financial performance, unique custom-production system for building luxury homes in high volume and the excellence of its designs.
The Company also received the National Housing Quality Award from the NAHB, which recognizes the Company's outstanding commitment to total quality management and continuous improvement.

In 1994, the Company received one of the first place awards in the "Build America Beautiful" Awards Program, sponsored by Better Homes and Gardens magazine, the NAHB and Keep America Beautiful, Inc. in recognition of the Company's programs to improve the handling of solid waste on construction
sites.   In addition, the Company was named "The Builder of the Year" in
1988 by Professional Builder magazine.

    As of October 31, 1995, the Company was offering homes for sale in 97 communities. Single-family detached homes were being offered at prices, excluding customized options, generally ranging from $164,900 to $709,000, with an average base sales price of $351,300. Attached home prices, excluding customized options, generally range from $99,900 to $476,900, with an average base sales price of $263,800.

    On October 31, 1995 and 1994, the Company had backlogs of $400,820,000 (1,078 homes) and $370,560,000 (1,025 homes), respectively. Substantially all homes in backlog at October 31, 1995 are expected to be delivered by October 31, 1996.

    As of October 31, 1995, the Company owned, or controlled through options, over 8,300 home sites in communities under development, as well as land for approximately 6,300 planned home sites in proposed communities.

    The Company generally attempts to reduce certain risks homebuilders encounter, by controlling land for future development through options whenever possible (which allows the Company to obtain the necessary government approvals before acquiring title to the land), by beginning construction of homes after an agreement of sale has been executed with a buyer and by using subcontractors to perform home construction and land development work on a fixed-price basis.

However, in order to obtain better terms or prices or due to competitive pressures, the Company has purchased several properties outright or acquired the underlying mortgage prior to obtaining all of the necessary governmental approvals needed to commence development.

The Communities

    Toll Brothers' communities are generally located in suburban areas near major highways with access to major cities. Through 1981, all communities were located in southeastern Pennsylvania. The Company began selling homes in central New Jersey in 1982, in northern Delaware and Massachusetts in 1987, in Maryland in 1988, in Virginia and Connecticut in 1992, in New York in 1993, in California and North Carolina in 1994 and in Texas and Florida in 1995. In addition, in August 1995, the Company acquired certain assets, including two existing communities under development, of Geoffrey H. Edmunds
& Associates, a privately owned Scottsdale, Arizona, luxury homebuilder.
The Company recently acquired property in Austin, Texas and expects to begin offering homes for sale in the second quarter of fiscal 1996.

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

    Attached home communities are generally one to three stories, provide for limited exterior options and often contain commonly-owned recreational acreage with swimming pools and tennis courts. These communities have associations through which homeowners act jointly for their common interest.

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

    In all of Toll Brothers' communities, certain options are available to the purchaser for an additional charge. The options typically are more numerous and significant on the more expensive homes. Major options include additional garages, additional rooms, finished lofts, and additional fireplaces. As a result of the additional charges for such options, the average sales price was approximately 14% higher than the base sales price during fiscal 1995.

    The range of base sales prices for the Company's lines of homes as of October 31, 1995, was as follows:

    Single-Family Detached Homes:
         Move-up                  $164,900  -  $459,900
         Executive                 229,900  -   486,900
         Estate                    275,900  -   709,000

    Attached Homes:
         Townhomes                  99,900  -   206,900
         Carriage Homes            221,900  -   476,900
            Villas                 276,900  -   459,900

    Contracts for the sale of homes are at fixed prices. The prices at which homes are offered have generally increased from time to time during the sellout period for each community; however, there can be no assurance that sales prices will increase in the future.

    The Company uses some of the same basic home designs in similar communities. However, the Company is continuously developing new designs to replace or augment existing ones to assure that its homes are responsive to current consumer preferences. For new designs, the Company has its own architectural staff and occasionally engages unaffiliated architectural firms. During the past year, the Company has introduced over 40 new models.

Residential Communities Under Development

    The Company generally constructs model homes at each of its communities. Construction of single-family detached homes usually commences only after an agreement of sale has been executed, while construction of attached-home buildings usually commences only after agreements of sale have been executed for a majority of the homes in that building.

    The following table summarizes certain information with respect to residential communities of Toll Brothers under development as of October 31, 1995:

                                                   HOMES UNDER
                   NUMBER OF     HOMES    HOMES   CONTRACT AND  HOME SITES
   STATE          COMMUNITIES   APPROVED  CLOSED   NOT CLOSED   AVAILABLE
Pennsylvania            32        4,139    2,168        304       1,667
New Jersey:
  North central         11          917      277         90         550
  Central               19        1,122      244        175         703
  South central          6        1,058      220         49         789
Virginia                13        1,360      322         91         947
Maryland                 5          347      143         35         169
Massachusetts            9          872      525        103         244
Connecticut              7          240       58         35         147
New York                 9          459      133         55         271
Delaware                 5          545      412         45          88
Arizona                  7          619        6         32         581
California               4          281       45         13         223
North Carolina           5          426       15         27         384
Florida                  2          213        1         20         192
Texas                    2          279        1          4         274
                     -----       ------    -----      -----       -----
  Total                136(1)    12,877    4,570      1,078       7,229(2)
                     =====       ======    =====      =====       =====


 (1) Of these 136 communities, 97 had homes being offered for sale, 16 had not yet opened for sales, and 23 had been sold out but not all closings had been completed. Of the 97 communities in which homes were being offered for sale, 88 were single-family detached-home communities containing a total of 89 homes under construction but not under contract (exclusive of model homes) and 9 were attached home communities containing a total of 24 homes under construction but not under contract (exclusive of model homes).

 (2) On October 31, 1995, significant site improvements had not commenced on approximately 4,317 of the 7,229 available home sites. Of the 7,229 available home sites, 1,161 were not owned, but were controlled through options.

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

    The options or purchase agreements are generally on a non-recourse basis, thereby limiting the Company's financial exposure to the amounts invested in property and pre-development costs. The use of options or purchase agreements may somewhat raise the price of land that the Company eventually acquires, but significantly reduces risk. It also allows the Company to obtain necessary development approvals before acquisition of the land, which generally enhances the value of the options and the land eventually acquired. The Company's purchase agreements are typically subject to numerous conditions including, but not limited to, the Company's ability to obtain necessary governmental approvals for the proposed community. Often, the down payment on the agreement will be returned to the Company if all approvals are not obtained, although pre-development costs may not be recoverable. The
Company has the ability to extend many of these options for varying periods of time, in some cases by the payment of an additional deposit and in some cases without an additional payment. The Company has the right to cancel any of its land agreements by forfeiture of the Company's down payment on the agreement. In such instances, the Company generally is not able to recover any pre-development costs.

    During the early 1990's, due to the recession and the difficulties other builders and land developers had in obtaining financing, the number of buyers competing for land in the Company's market areas diminished, while the number of sellers increased, resulting in more advantageous prices for land acquisitions made by the Company. Further, many of the land parcels offered for sale were fully approved, and often improved, subdivisions. Generally, such types of subdivisions previously had not been available for acquisition in the Company's market area. The Company purchased several such subdivisions outright and acquired control of several others through option contracts.

    Due to the improvement in the economy and the improved availability of capital, during the past several years, the Company has seen an increase in competition for available land in its market areas. The continuation of the Company's development activities over the long term will be dependent upon its continued ability to locate, enter into contracts to acquire, obtain governmental approvals for, consummate the acquisition of, and improve suitable parcels of land.

    In the Company's view, the rolling recession in the United States creates a bottoming market in some parts of the nation as other markets become strong. While the Company believes that there is significant diversity in its Northeast and Mid-Atlantic markets and that this diversity provides protection from the vagaries of the individual local economies, it believes that a greater diversification will provide additional protection and more opportunities for growth. During the past two years, the Company has expanded into California, North Carolina, Florida, Texas and Arizona.
The Company continues to explore additional geographic areas for expansion.

    The following is a summary of the parcels of land that the Company either owns or controls through options and loan assets at October 31, 1995 for proposed communities, as distinguished from those currently under development:

                        Number of        Number of        Number of
State                  Communities        Acres         Homes Planned
Pennsylvania               18             1,731              1,681
New Jersey: (1)
  North central             3               201                272
  Central                   8               678              1,242
Virginia(2)                10             1,341              2,287
Massachusetts               1               165                180
New York                    5               293                192
Connecticut                 1                46                 67
California                  1                48                 52
Arizona                     1                50                154
Delaware                    1                90                150
                         ----             -----              -----
    Total                  49             4,643              6,277 (3)
                         ====             =====              =====

    (1) New Jersey includes two communities which contain plans for 170 units which will either be rented or sold at lower than market rentals or prices.

    (2) Virginia includes one community which contains plans for 30 "affordable dwelling units" which will be sold at lower than market prices.

    (3) Of the 6,277 planned home sites, 3,665 lots were controlled through options and 216 lots were controlled through loan assets secured by liens.

    The aggregate of loan assets, option deposits and related pre-development costs for proposed communities was approximately $18,712,000 at October 31, 1995. The aggregate purchase price of land parcels under option at October 31, 1995 was approximately $150,476,000.

    The Company evaluates all of the land under control for proposed communities on an ongoing basis with respect to economic and market feasibility. During the year ended October 31, 1995 such feasibility analyses resulted in approximately $1,566,000 of capitalized costs related to proposed communities being charged to expense because they were no longer deemed to be recoverable.

    There can be no assurance that the Company will be successful in securing necessary development approvals for the land currently under its control or for land which the Company may acquire control of in the future or, that upon obtaining such development approvals, the Company will elect to complete its purchases under such options. The Company has generally been successful in the past in obtaining governmental approvals, has substantial land currently under its control for which it is seeking such approvals
(as set forth in the table above), and devotes significant resources to locating suitable additional land for development and to obtaining the required approvals on land under its control. Failure to locate sufficient suitable land or to obtain necessary governmental approvals, however, may impair the ability of the Company over the long term to maintain current levels of development activities.

    The Company generally has not purchased land for speculation or with the contemplation of selling it for profit.

    The Company believes that it has an adequate supply of land in its existing communities and in land held for future development (assuming that all properties are developed) to maintain its operations at its current levels for approximately four to five years.

Community Development

    The Company expends considerable effort in developing a concept for each community, which includes determination of size, style and price range of the homes, layout of the streets and individual lots, and overall community design. After obtaining the necessary governmental subdivision and other approvals, which can sometimes require several years to obtain, the Company then improves the land by grading and clearing the site, installing roads, underground utility lines and pipes, erecting distinctive entrance structures, and staking out individual home sites.

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

    The Company recognizes revenue only upon the closing of a home sale (the point at which title and possession are transferred to the buyer), which generally occurs shortly after construction is substantially completed.
The most significant variable affecting the timing of the Company's revenue stream, other than housing demand, is receipt of final regulatory approvals, which, in turn, permits the Company to begin the process of obtaining executed contracts for sales of homes. Receipt of such final approvals is not seasonal. Although the Company's sales and construction activities vary somewhat with the seasons, affecting the timing of closings, any such seasonal effect is relatively insignificant compared to the effect of receipt of final governmental approvals.

    Subcontractors perform all home construction and land development work, generally under fixed-price contracts. Toll Brothers acts as a general contractor and purchases some, but not all, of the building supplies it requires (see "PROPERTIES - Panel Plant"). The Company is not, and does not anticipate, experiencing a shortage of either subcontractors or supplies of building materials. The Company's construction superintendents and assistant superintendents coordinate subcontracting activities and supervise all aspects of construction work and quality control. One of the ways the Company seeks to achieve homebuyer satisfaction is by providing its construction superintendents with incentive compensation arrangements based on each homebuyer's responses on pre-closing and post-closing checklists.

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

Customer Financing

    The Company makes arrangements with a variety of mortgage lenders to provide homebuyers a range of conventional mortgage financing programs. By making available an array of attractive mortgage programs to qualified purchasers, the Company is able to better coordinate and expedite the entire sales transaction by ensuring that mortgage commitments are received and that closings take place on a timely and efficient basis. During fiscal 1995, approximately 76% of the Company's closings were financed through mortgage programs offered by the Company. In addition, during the same period, the Company's homebuyers, on average, financed approximately 71% of the purchase price of their home.

    The Company secures the availability of a variety of competitive market rate mortgage products from both national and regional lenders. Such availability is generally obtained at no cost to the Company and is committed for varying lengths of time and amounts.

    The Company also obtains forward commitments for fixed and variable rate mortgage financing which contain various rate protection features. Such commitments generally cost the Company from zero to one-half of one percent of the mortgage funds reserved and typically have terms of 9 to 18 months. As of October 31, 1995, there were approximately $41 million of such commitments available, which expire at various dates through October 1996.

Competition

    The homebuilding business is highly competitive and fragmented. The Company competes with numerous homebuilders of varying size, ranging from local to national in scope, some of which have greater sales and financial resources than the Company. Resales of homes also provide competition. The Company competes primarily on the basis of price, location, design, quality, service and reputation; however, during the past several years, the Company's financial stability, relative to others in its industry (some of which have gone out of business), has become an increasingly favorable competitive factor. The Company believes that due to the increased availability of capital, competition has increased during the past two years.

Regulation and Environmental Matters

    The Company is subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular locality. In addition, the Company is subject to registration and filing requirements in connection with the construction, advertisement and sale of homes in its communities in certain states and localities in which it operates. These laws have not had a material effect on the Company, except to the extent that application of such laws may have caused the Company to conclude that development of a proposed community would not be economically feasible, even if any or all necessary governmental approvals were obtained (See "Business-Land Policy"). The Company may also be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums in the areas in which it operates. Generally, such moratoriums relate to insufficient water or sewage facilities or inadequate road capacity.

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

Employees

    As of October 31, 1995, the Company employed 1,025 full-time persons; of these, 38 were in executive positions, 137 were engaged in sales activities, 107 in project management activities, 288 in administrative and clerical activities, 277 in construction activities, 68 in engineering activities and 110 in the panel plant operations. The Company considers its employee relations to be good.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended October 31, 1995.

                   EXECUTIVE OFFICERS OF THE REGISTRANT

    The section entitled "Proposal One: Election of Directors" of the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders is incorporated herein by reference.

    The following table includes information with respect to all executive officers of the Company as of October 31, 1995. All executive officers serve at the pleasure of the Board of Directors of the Company.

Name                            Age           Positions

Robert I. Toll                  54         Chairman of the Board,
                                             Chief Executive Officer and
                                             Director
Bruce E. Toll                   52         President, Chief Operating Officer,
                                             Secretary and Director
Zvi Barzilay                    49         Executive Vice President and
                                             Director
Joel H. Rassman                 50         Senior Vice President, Treasurer
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

  The following table sets forth the price range of the Company's common stock on the New York Stock Exchange for each fiscal quarter during the two years ended October 31, 1995.

                                Three Months Ended

    1995           October 31         July 31    April 30   January 31
    High             $19               $17 1/4     $13 3/4     $12 1/4
    Low              $15 1/2           $11 5/8     $11 1/8     $9 1/8

    1994
    High             $12 3/4           $14 3/8     $19 3/8     $19 5/8
    Low              $10 1/2           $11 3/4     $11 7/8     $14 1/8


  The Company has not paid any cash dividends on its common stock to date and expects that for the foreseeable future it will follow a policy of retaining earnings in order to finance the continued development of its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors.
The Company's 10 1/2% Senior Subordinated Notes due March 15, 2002 and 9 1/2% Senior Subordinated Notes due March 15, 2003, contain restrictions on the amount of dividends the Company may pay on its common stock. In addition, the Company's Bank Revolving Credit Agreement requires the maintenance of minimum shareholders' equity which may restrict the amount of dividends the Company may pay. As of October 31, 1995, under the most restrictive of the agreements, the Company could pay up to approximately $44,641,000 of cash dividends.

  At December 31, 1995, there were approximately 766 record holders of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

  The following table sets forth selected consolidated financial and housing data of the Company as of and for each of the five fiscal years ended October 31, 1995. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Summary Consolidated Income Statement Data (Amounts in thousands, except per share data)

                                         Year Ended October 31

                              1995       1994      1993    1992      1991
Revenues                     $646,339  $504,064 $395,261 $281,471 $177,418
                             ========  ======== ======== ======== ========
Income before income taxes,
  extraordinary item and
  change in accounting        $79,439   $56,840  $43,928  $28,864   $6,248
                              =======   =======  =======  =======   ======
Income before extraordinary
  item and change in
  accounting                  $49,932   $36,177  $27,419  $17,354   $3,717
Extraordinary (loss) gain
  from extinguishment of debt     --        --      (668)    (816)   1,296
Cumulative effect of change
  in accounting                   --        --     1,307      --       --
                              -------   ------- --------  -------  -------
Net income                    $49,932   $36,177 $ 28,058  $16,538  $ 5,013
                              =======   ======= ========  =======  =======

Earnings per share
Primary:
Income before extraordinary
  item and change in
  accounting                  $ 1.47     $ 1.08    $ .82    $ .52    $ .12
Extraordinary (loss) gain        --          --     (.02)    (.02)     .04
Cumulative effect of change
  in accounting                  --          --      .04      --        --
                              ------     ------    -----    -----    -----
Net income                    $ 1.47     $ 1.08    $ .84    $ .50    $ .16
                              ======     ======    =====    =====    =====
Weighted average number of
  shares outstanding          33,909     33,626   33,467   33,234   31,412
                              ======     ======   ======   ======   ======
Fully-diluted:
Income before extraordinary
  item and change in
  accounting                   $1.41      $1.05    $ .82    $ .52    $ .12
Extraordinary (loss) gain         --         --     (.02)    (.02)     .04
Cumulative effect of change
  in accounting                   --         --      .04       --       --
                               -----     ------   ------   ------   ------
Net income                     $1.41      $1.05    $ .84    $ .50    $ .16
                              ======     ======   ======   ======   ======
Weighted average number of
  shares outstanding          36,651    35,664    33,583   33,237   31,554
                              ======    ======    ======   ======   ======

Summary Consolidated Balance Sheet Data (Amounts in thousands)

                                           October 31
                            1995      1994     1993      1992      1991

Inventory                  $623,830 $506,347  $402,515  $287,844  $222,775
                           ======== ========  ========  ========  ========

Total assets               $692,457 $586,893  $475,998  $384,836  $312,424
                           ======== ========  ========  ========  ========

Debt
  Loans payable            $59,057  $17,506   $24,779   $25,756   $49,943
  Subordinated debt        221,226  227,969   174,442   128,854    55,513
  Collateralized mortgage
    obligations payable      3,912    4,686    10,810    24,403     39,864
                          -------- --------  --------  --------   --------
  Total                   $284,195 $250,161  $210,031  $179,013   $145,320
                          ======== ========  ========  ========   ========

Shareholders' equity      $256,659 $204,176  $167,006  $136,412   $117,925
                          ======== ========  ========  ========   ========


Housing Data

Year ended October 31:      1995        1994        1993     1992      1991

  Number of homes
    closed                  1,825       1,583       1,324    1,019      676
  Number of homes
    contracted              1,846       1,716       1,595    1,202      863
  Sales value of homes
    contracted
    (in thousands)       $660,467    $586,941    $490,883 $342,811 $230,324

As of October 31:
  Number of homes
    in backlog              1,078       1,025         892      621      438
  Sales value of
    homes in backlog
   (in thousands)        $400,820    $370,560    $285,441  $187,118  $124,148

PAGE

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain income statement items related to the Company's operations as percentages of total revenues and certain other homebuilding data:

     Year Ended October 31:                   1995    1994   1993

     Revenues                               100.0%  100.0%  100.0%
                                            ------  ------  ------
     Costs and expenses:
     Land and housing construction           75.0    75.4    73.5
     Selling, general and administrative      9.2     9.7    11.0
     Interest                                 3.4     3.6     4.3
                                             ----    ----    ----
     Total costs and expenses                87.6    88.7    88.8
                                             ----    ----    ----
     Operating income                        12.4%   11.3%   11.2%
                                             =====   =====   =====
     Number of homes closed                  1,825   1,583   1,324
                                             =====   =====   =====

FISCAL 1995 COMPARED TO FISCAL 1994

     Revenues for fiscal 1995 of $646.3 million exceeded those of 1994 by $142.2 million or 28%. This increase was primarily the result of the greater number of homes delivered in 1995 which was principally due to the higher backlog at the beginning of fiscal 1995 as compared to the backlog at the beginning of fiscal 1994, the greater number of contracts that were signed in 1995 compared to 1994 and to a greater number of communities delivering homes in 1995 as compared to 1994. In addition, the average price per home increased due to a change in product mix to larger homes, a shift in location of homes closed to more expensive locations and increases in selling prices.

     As of October 31, 1995, the backlog of homes under contract amounted to $400.8 million (1,078 homes), an 8% increase over the backlog as of October 31, 1994. In fiscal 1995, the Company signed new contracts of $660.4 million (1,846 homes), as compared to $586.9 million (1,716 homes) in fiscal 1994.
The increase in new contracts in 1995 over 1994 was primarily due to the increase in the number of communities in which the Company was offering homes for sale, a shift in location of the communities to more expensive areas, an increase in the size of the homes that our customers purchased and increases in selling prices. The increase was partially offset by a decline in the number of homes sold per community.

     Land and housing construction costs amounted to $485.0 million (75.0% of revenues) in 1995 as compared to $380.2 million (75.4% of revenues)in 1994. As a percentage of revenues, land and land development costs, job overhead costs and write-offs of inventory and previously capitalized costs that the Company no longer considered realizable, were lower in 1995 than in 1994. The percentage decrease was partially offset by increased material and subcontractor costs. The Company provided for write-offs of inventory and previously capitalized costs that it no longer considered realizable of $5.4 million in 1995 and $7.0 million in 1994.

     Selling, general and administrative expenses ("SG&A") in 1995 and 1994 amounted to $59.7 million (9.2% of revenues) and $48.8 million (9.7% of revenues), respectively. The increased spending in 1995 was the result of an increase in selling expense due to the larger number of communities in which the Company was offering homes for sale in 1995 as compared to 1994 and an increase in general and administrative expenses, primarily payroll and payroll-related costs, due to the overall growth and increased profitability of the Company. The decline in SG&A, as a percentage of revenues, was due to revenue increasing at a faster rate than SG&A spending.

     Interest expense is determined on a specific house-by-house basis and will vary depending on many factors including the period of time that the land was owned, the period of time that the house was under construction, and the interest rates and the amount of debt carried by the Company in proportion to the amount of its inventory during those periods. As a percentage of revenues, interest expense was lower in 1995 as compared to 1994. The decline was principally the result of an 11% increase in the average price of homes closed in 1995 over 1994 while capitalized interest per home closed in 1995 only increased 6%.

FISCAL 1994 COMPARED TO FISCAL 1993

     Revenues for fiscal 1994 of $504.1 million exceeded those of fiscal 1993 by approximately $109 million or 28%. This increase was principally due to the greater number of homes closed during the year and the increase in the average selling price of those homes. The increase in the number of homes closed was due to the substantially larger backlog of homes at the beginning of fiscal 1994 as compared to the beginning of fiscal 1993 and the greater number of contracts signed in fiscal 1994 as compared to 1993.
The increase in the average selling price in 1994 over that of 1993 was principally the result of a shift in the location of homes closed to more expensive communities, a change in product mix to larger homes and increases in selling prices.

     As of October 31, 1994, the backlog of homes under contract amounted to $370.6 million (1,025 homes), approximately 30% higher than the $285.4 million (892 homes) backlog the Company had as of October 31, 1993. The aggregate sales value of new contracts signed in fiscal 1994 amounted to $586.9 million (1,716 homes), an increase of approximately 20% over the $490.9 million (1,595 homes) of contracts signed in fiscal 1993. The
Company believes that the increase in backlog and the increase in contracts signed were the result of (a) the Company's expansion through a greater penetration of its existing markets, such as Connecticut and Virginia, and its entry into new markets such as New York State and California, (b) a shift in the location of homes sold to higher priced communities, as well as increases in the selling prices in existing communities,
(c) pent-up demand for new homes due to poor economic conditions in the early 1990s which resulted in a decline in housing demand and a resulting decline in construction, and (d) diminished competition due to the aforementioned poor economic conditions.

     The average selling price per home settled will vary from year to year based upon the community and product mix of homes closed, as well as changes in selling price and the value of options selected by homebuyers.

     Land and construction costs as a percentage of revenues increased in 1994 as compared to 1993 due principally to (a) an increase in the cost of materials, (b) an increase in costs due to the severe weather conditions the Company experienced in the first half of fiscal 1994 which resulted in increased spending and reduced construction activity causing an increase in per-home overhead, and (c) higher provisions in fiscal 1994 over the amounts provided in fiscal 1993 for inventory writedowns consisting of provisions for a reduction to net realizable value and the expensing of previously capitalized costs which the Company no longer considered realizable. The Company provided approximately $7.0 million in 1994 for writedowns as compared to $2.8 million in 1993. The increases were partially offset by lower land and land development costs.

     Selling, general and administrative expense ("SG&A") in fiscal 1994 amounted to $48.8 million or 9.7% of revenues as compared to $43.3 million or 11.0% of revenues for 1993. The decline in SG&A as a percentage of revenues in 1994 as compared to 1993 was principally the result of revenue increasing at a greater rate than spending. The $5.5 million increase in spending was principally due to the increased selling costs related to the greater number of homes closed in 1994 over 1993, the increase in the number of communities in which the Company was offering homes for sale, and the increase in payroll and payroll-related costs due to the growth of the Company.

     Interest expense was lower both as a percentage of revenues and on a per-home-closed basis in 1994 as compared to 1993. On average, land and land development costs associated with the homes closed in 1994 remained in inventory for a shorter period of time than those closed in fiscal 1993.
In addition, the amount of interest incurred declined as a percentage of inventory due to lower interest rates and the decline in the amount of debt carried by the Company in proportion to the amount of its inventory. Accordingly, less capitalized interest was accumulated, on average, on the homes closed in 1994 than those closed in 1993.

INCOME TAXES

     Income taxes for fiscal 1995, 1994, and 1993 were provided at effective rates of 37.1%, 36.4%, and 37.6%, respectively.

     Effective November 1, 1992, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." This Statement requires a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be recovered or paid. The cumulative effect of this change in accounting for income taxes of $1,307,000 was included in the consolidated statement of income for 1993.

EXTRAORDINARY LOSS

     During fiscal 1993, the Company redeemed, at prices above par, all of its outstanding 12.95% subordinated debt which resulted in a loss, net of income tax, of $668,000. The loss represents the redemption premium and a write-off of unamortized discount and deferred issuance costs.

CAPITAL RESOURCES AND LIQUIDITY

     Funding for the Company's residential development activities is principally provided by cash flows from operations, public debt and equity markets, and unsecured bank borrowings.

     Cash flow from operations, before inventory additions, improved as operating results improved and the Company anticipates that the cash flow from operations will continue to improve as a result of an increase in revenues from the delivery of homes from the existing backlog as well as from new sales agreements. The Company has used the cash flow from operations and borrowings under its revolving credit facility to acquire additional land for new communities, to fund additional expenditures for land development and construction costs needed to meet the requirements of the increased backlog and the continuing expansion of the number of communities in which the Company is offering homes for sale and to reduce debt. The Company expects that inventories will continue to increase and is currently negotiating and searching for additional opportunities to obtain control of land for future communities.

     The Company has a $230 million unsecured revolving credit facility with fourteen banks which extends through June 2000. The facility reduces by 50% in June 1998 unless extended as provided for in the agreement. As of October 31, 1995, the Company had $52.0 million of loans and approximately $31.7 million of letters of credit outstanding under the facility.

     The Company believes that it will be able to fund its activities through a combination of operating cash flow and existing sources of credit.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                 PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to executive officers of the Company is set forth in Part I. The information required by this item with respect to the Directors of the Company is incorporated by reference to the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) Financial Statements and Financial Statement Schedules

         1.   Financial Statements
                                                               Page

              Report of Independent Auditors                   F-1
              Consolidated Statements of Income for the
                 Years Ended October 31, 1995, 1994 and 1993   F-2
              Consolidated Balance Sheets as of
                 October 31, 1995 and 1994                     F-3
              Consolidated Statement of Shareholder's
                 Equity for the Years Ended
                 October 31, 1995, 1994 and 1993               F-4
              Consolidated Statements of Cash Flows for the
                 Years Ended October 31, 1995, 1994 and 1993   F-5
              Notes to Consolidated Financial Statements    F-6 - F-13
              Summary Consolidated Quarterly Data              F-14

         2.   Financial Statement Schedule

              Schedule II -   Valuation and Qualifying Accounts
                              for the years ended October 31,
                              1995, 1994 and 1993              F-15

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

              Exhibit
              Number                      Description

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

               10.1 Revolving credit agreement, dated as of November 1, 1993 as amended through July 25, 1995, among First Huntingdon Finance Corp., the Registrant, PNC Bank, National Association, CoreStates Bank, N.A., Meridian Bank, NBD Bank, N.A., NationsBank National Association, Bank Hapoalim B.M., Kleinwort Benson Limited, Mellon Bank, The Fuji Bank, Limited, Credit Lyonnais, New York Branch, Banque Paribas, Krieditbank Bank, Comerica Bank and Bayerische Vereinsbank AG, New York Branch and PNC Bank, National Association, as Agent.


PAGE

        Exhibit
               Number                      Description

               10.2 Toll Brothers, Inc. Amended and Restated Stock Option Plan (1986), as amended and restated by the Registrant's Board of Directors on February 24, 1992 and adopted by its shareholders on April 6, 1992, is hereby incorporated by reference to
                          Exhibit 19(a) of the Registrant's Form 10-Q for the quarterly period ended April 30, 1992.

               10.3 Toll Brothers, Inc. Amended and Restated Stock Purchase Plan is hereby incorporated by reference to Exhibit 4 of the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 4, 1987, File No. 33-16250.

               10.4 Toll Brothers, Inc. Key Executives and Non-Employee Directors Stock Option Plan (1993) is hereby incorporated by reference to Exhibit 10.1 of the Registrant's Form 8K filed with the Securities and Exchange Commission on May 25, 1994.

               10.5 Amendment to the Toll Brothers, Inc. Key Executives and Non-Employee Directors Stock Option Plan (1993) is hereby incorporated by reference to Exhibit 10.2 of the Registrant's's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995.

               10.6 Toll Brothers, Inc. Cash Bonus Plan is hereby incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 25, 1994.

               10.7 Stock Redemption Agreement between the Registrant and Robert I. Toll, dated October 28, 1995.

               10.8 Stock Redemption Agreement between the Registrant and Bruce E. Toll, dated October 28, 1995.

               10.9 Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) is hereby incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995.

PAGE

              Exhibit
              Number                      Description

               10.10 Agreement between the Registrant and Joel H. Rassman, dated June 30, 1988, is hereby incorporated by reference to Exhibit 10.8 of Toll Corp.'s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 9, 1988, File No. 33-23162.

               10.11 Agreement regarding sharing of office expenses, dated May 29, 1986, among Robert Toll, Bruce Toll and the Registrant, is hereby incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 8, 1986, File No. 33-6066.

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

                               SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Lower Moreland, Commonwealth of Pennsylvania on December 14, 1995.

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

         Signature         Title                              Date


   /s/ Robert I. Toll     Chairman of the Board          December 14, 1995
   Robert I. Toll           of Directors and Chief
                          Executive Officer
                          (Principal Executive Officer)

   /s/ Bruce E. Toll      President, Chief               December 14, 1995
   Bruce E. Toll          Operating Officer, Secretary
                          and Director

   /s/ Zvi Barzilay       Executive Vice President       December 14, 1995
   Zvi Barzilay           and Director

   /s/ Joel H. Rassman    Senior Vice President,         December 14, 1995
   Joel H. Rassman        Treasurer and Chief
                          Financial Officer
                          (Principal Financial
                           Officer)

   /s/ Joseph R. Sicree   Vice President and             December 14, 1995
   Joseph R. Sicree       Chief Accounting Officer
                          (Principal Accounting
                          Officer)

   /s/ Robert S. Blank    Director                       December 14, 1995
   Robert S. Blank

   /s/ Richard J. Braemer Director                       December 14, 1995
   Richard J. Braemer

   /s/ Roger S. Hillas    Director                       December 14, 1995
   Roger S. Hillas

   /s/ Carl B. Marbach    Director                       December 14, 1995
   Carl B. Marbach

   /s/ Paul E. Shapiro    Director                       December 14, 1995
   Paul E. Shapiro

 REPORT OF INDEPENDENT AUDITORS
  The Board of Directors and Shareholders
  Toll Brothers, Inc.

  We have audited the accompanying consolidated balance sheets of Toll Brothers, Inc. and subsidiaries at October 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended
  October 31, 1995. Our audits also included the financial statement schedule listed in the Index at item 14(a). These financial statements and schedule are the responsibility of the Company's management.
  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toll Brothers, Inc. and subsidiaries at October 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  As discussed in Note 1 to the financial statements, in 1993 the Company changed its method of accounting for income taxes.

                                                  /s/  Ernst & Young LLP


  Philadelphia, Pennsylvania
  December 7, 1995

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

                                                     October 31
                                            1995       1994         1993
Revenues:
  Housing sales                         $643,017     $501,822     $392,560
  Interest and other                       3,322        2,242        2,701
                                        --------     --------     --------
                                         646,339      504,064      395,261
                                        ========     ========     ========
Costs and expenses:
  Land and housing construction          485,009      380,240      290,878
  Selling, general and administrative     59,684       48,789       43,326
  Interest                                22,207       18,195       17,129
                                        --------      -------      -------
                                         566,900      447,224      351,333
                                        --------      -------      -------
Income before income taxes, extraordinary
   item and change in accounting          79,439       56,840       43,928
Income taxes                              29,507       20,663       16,509
                                        --------      -------      -------
Income before extraordinary item and
   change in accounting                   49,932       36,177       27,419
Extraordinary loss from extinguishment
   of debt, net of income taxes              --            --         (668)

Cumulative effect of change in
   accounting for income taxes               --            --         1,307
                                        --------       ------       -------

Net income                              $ 49,932     $ 36,177       $28,058
                                        ========     ========       =======
Earnings per share
  Primary:
   Income before extraordinary
      item and change in accounting     $   1.47     $   1.08       $   .82
   Extraordinary loss                         --           --          (.02)
   Cumulative effect of change in
      accounting for income taxes             --           --           .04
                                        --------     --------       -------
   Net income                           $   1.47     $   1.08       $   .84
                                        ========     ========       =======
 Fully-diluted:
   Income before extraordinary item and
      change in accounting              $   1.41     $   1.05       $   .82
   Extraordinary loss                         --           --          (.02)
   Cumulative effect of change in
     accounting for income taxes              --           --           .04
                                        --------     --------        ------
   Net Income                           $   1.41     $   1.05       $   .84
                                        ========     ========        ======
Weighted average number of shares
     Primary                              33,909       33,626        33,467
                                        ========     ========        ======

     Fully-diluted                        36,651       35,664        33,583
                                        ========     ========        ======

                          See accompanying notes.

CONSOLIDATED BALANCE SHEETS (Amounts in thousands)

                                                          October 31

                                                      1995        1994
ASSETS
  Cash and cash equivalents                           $ 27,772     $ 38,026
  Marketable securities, at fair value                                3,674
  Inventory                                             623,830     506,347
  Property, construction and office
   equipment                                             11,898      11,537
  Receivables, prepaid expenses and other
   assets                                                25,017      22,695
  Mortgage notes receivable                               3,940       4,614
                                                       --------    --------
                                                       $692,457    $586,893
                                                       ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Loans payable                                        $ 59,057    $ 17,506
  Subordinated notes                                    221,226     227,969
  Customer deposits on sales contracts                   36,194      30,071
  Accounts payable                                       31,640      28,914
  Accrued expenses                                       46,771      40,872
  Collateralized mortgage obligations payable             3,912       4,686
  Income taxes payable                                   36,998      32,699
                                                       --------     -------
    Total liabilities                                   435,798     382,717
                                                       --------     -------
Shareholders' equity
  Preferred stock, none issued
  Common stock, 33,638,026 and 33,423,309 shares
   issued at October 31, 1995 and 1994, respectively        336         334
  Additional paid-in capital                             38,747      36,198
  Retained earnings                                     217,576     167,644
                                                        -------     -------
  Total shareholders' equity                            256,659     204,176
                                                        -------    --------
                                                       $692,457    $586,893
                                                       ========    ========


                          See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Amounts in thousands)


                                               Additional
                              Common    Stock    Paid-In    Retained
                              Shares    Amount   Capital    Earnings    Total

Balance, November 1, 1992      33,087     $331  $32,672     $103,409  $136,412
  Net income                       --       --       --       28,058    28,058
  Exercise of stock options       229        2    2,500                  2,502
  Employee stock plan
   purchases                        3                34                     34
                               ------     ----   ------      -------   -------
Balance, October 31, 1993      33,319      333   35,206      131,467   167,006
  Net income                                                  36,177    36,177
  Exercise of stock options       101        1      954                    955
  Employee stock plan
   purchases                        3                38                     38
                               ------     ----   ------       -------  --------
Balance, October 31, 1994      33,423      334   36,198       167,644  204,176
  Net income                                                   49,932   49,932
  Exercise of stock options       213        2    2,525                  2,527
  Employee stock plan
   purchases                        2                24                     24
                               ------    -----  -------      -------- --------
Balance, October 31, 1995      33,638     $336  $38,747      $217,576 $256,659
                               ======    =====  =======      ======== ========

                          See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands)

                                                       Year Ended October 31

                                                   1995        1994     1993
Cash flows from operating activities:
     Net income                                 $ 49,932    $ 36,177  $ 28,058
     Adjustments to reconcile net income to
       net cash used in operating activities:
     Depreciation and amortization                 2,943       2,687     2,700
     (Gain) loss from repurchase of
       subordinated debt                            (355)       (616)    1,108
     Deferred taxes                                 (476)       (361)     (882)
     Net realizable value provisions               3,800       4,300     2,400
     Changes in operating assets and liabilities:
       Increase in inventory                    (118,720)   (104,482) (116,253)
       Increase in receivables, prepaid
         expenses and other assets                (3,345)     (1,481)   (2,950)
       Increase in customer deposits on
         sales contracts                           6,123       7,622     7,319
       Increase in accounts payable and
         accrued expenses                          8,625      22,594    14,398
       Increase in income taxes payable            4,957       4,046     9,906
                                                 --------   --------   -------
     Net cash used in operating activities       (46,516)    (29,514)  (54,196)
                                                 --------   --------   -------
Cash flows from investing activities:
  Sale (purchase) of marketable securities         3,674      (1,691)   13,493
  Purchase of property and equipment, net         (2,452)    (2,968)    (1,805)
  Principal repayments of mortgage
     notes receivable                                684      5,308     13,207
                                                  ------     ------     ------
     Net cash provided by investing activities     1,906        649     24,895
                                                  ------     ------     ------
Cash flows from financing activities:
  Proceeds from loans payable                    160,000     23,493     16,380
  Principal payments of loans payable           (121,159)   (35,900)   (18,297)
  Net proceeds from issuance of subordinated debt            55,541     71,993
     Repurchase of subordinated debt              (6,256)    (3,290)   (29,552)
     Principal payments of collateralized mortgage
       obligations payable                          (780)    (6,152)   (13,644)
     Proceeds from stock options exercised and
       employee stock plan purchases               2,551        870      1,343
                                                  -------    -------    ------
     Net cash provided by financing activities    34,356     34,562     28,223
                                                  -------    -------    ------
Net (decrease) increase in cash and
       cash equivalents                          (10,254)     5,697     (1,078)
Cash and cash equivalents, beginning of year      38,026     32,329     33,407
                                                --------   --------    -------
Cash and cash equivalents, end of year          $ 27,772   $ 38,026    $32,329
                                                ========   ========    =======
Supplemental disclosures of cash flow information
     Interest paid, net of amount capitalized      7,587   $  6,762    $ 7,754
                                                ========   ========    =======
     Income taxes paid                          $ 24,547   $ 16,977    $ 5,738
                                                ========   ========    =======
Supplemental disclosures of noncash activities
     Residential inventories acquired through
        seller financing                        $  2,563   $  5,000    $   818
                                                ========   ========    =======
     Income tax benefit relating to exercise of
      employee stock options                    $    478   $    124    $ 1,192
                                                ========   ========    =======
                           See accompanying notes.

Notes to Consolidated Financial Statements

1. Significant accounting policies

Basis of presentation
The accompanying consolidated financial statements include the accounts of Toll
Brothers, Inc. (the "Company"), a Delaware corporation, and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Property, construction and office equipment
Property, construction and office equipment are recorded at cost and are stated net of accumulated depreciation of $14,079,000 and $12,343,000 at October 31, 1995 and 1994, respectively. Depreciation is recorded by using the straight-line method over the estimated useful lives of the assets.

Inventories
Inventories are stated at the lower of cost or estimated net realizable value.
In addition to direct land acquisition, land development and housing construction costs, costs include interest, real estate taxes and direct overhead costs related to development and construction, which are capitalized to inventories during the period beginning with the commencement of development and ending with the completion of construction.

Land, land development and related costs are amortized to cost of homes closed based upon the total number of homes to be constructed in each community.
Housing construction and related costs are charged to cost of homes closed under the specific identification method.

The Company capitalizes project marketing costs and charges them against income as homes are closed.

Income taxes
During the fourth quarter of 1993, the Company adopted Statement of Financial
Accounting Standard No. 109, "Accounting for Income Taxes," effective November
1, 1992. This Statement requires a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered. The cumulative effect of this change in accounting for income taxes of $1,307,000 was included in the consolidated statement of income for 1993.

Earnings per share

The computation of primary and fully-diluted earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding. In addition, the 1995 and 1994 computation of fully-diluted earnings per share assumes the conversion of the Company's 4 3/4% Convertible
Subordinated Notes due 2004 at $21.75 per share for the period that the notes were outstanding, although the closing price of the Company's common stock on the New York Stock Exchange on October 31, 1995 was $17 7/8 per share.

Acquisition

In August 1995, the Company acquired certain assets of Geoffrey H. Edmunds &
Associates, a privately owned luxury homebuilder located in Scottsdale, Arizona. The Company, through this acquisition, obtained ownership or control of 773 lots in the Scottsdale area. The acquisition will take place in phases with the merger of the Edmunds organization to be completed by April 1, 1996. The acquisition price is not material to the financial position of the Company.

2.  Inventory

Inventory consists of the following (amounts in thousands):
                                                      October 31

                                                 1995          1994
          Land and land development costs      $182,790      $158,686
          Construction in progress              377,456       277,098
          Sample homes                           32,448        22,641
          Land deposits and costs of
             future development                  13,555        13,943
          Loan assets acquired for
             future development                   5,157        25,186
          Deferred marketing and
             financing costs                     12,424         8,793
                                               --------      --------
                                               $623,830      $506,347
                                               ========      ========

Construction in progress includes the cost of homes under construction, land and land development costs and the carrying costs of lots that have been substantially improved.

Loan assets acquired for future development represent loans secured by liens on real property purchased from the Resolution Trust Corporation and various banks with the intention of converting a substantial portion of the value to land for new communities. At the time the Company acquires title to the property, the cost of the loan asset is reclassified to land and land development costs.

For the years ended October 31, 1995, 1994 and 1993, the Company provided for inventory writedowns to net realizable value and the expensing of previously capitalized costs of $5,366,000, $6,957,000, and $2,754,000, respectively.

Interest capitalized in inventories is charged to interest expense when the related inventories are closed. Interest incurred, capitalized and expensed for the three years ended October 31, 1995 is as follows (amounts in thousands):

                                      1995         1994          1993

        Interest capitalized,
           beginning of year        $39,835        $38,270        $34,470
        Interest incurred            25,780         21,701         20,929
        Interest expensed           (22,207)       (18,195)       (17,129)
        Write-off to cost
           and expenses                (266)        (1,941)
                                   ---------       --------       --------
        Interest capitalized,
           end of year              $43,142        $39,835        $38,270
                                   ========        ========       ========

3.  Loans payable

As of October 31, 1995 and 1994, the Company had loans payable of $59,057,000 and $17,506,000, respectively, including borrowings under the Company's revolving credit agreement of $52,000,000 and $10,000,000, respectively.
As of October 31, 1995, the face amount of the loans approximates estimated fair market value.

The Company has a $230,000,000 unsecured revolving credit facility with fourteen banks which extends through June 2000. The facility reduces by 50% in June 1998 unless extended as provided for by the agreement.
Interest is payable on short-term borrowings at 1 1/8% above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. The Company fixed the interest rate on $50,000,000 of borrowings under the facility at 7.54% until June 2000. The weighted average interest rate on outstanding loans at October 31, 1995 was 7.52%.
An annual commitment fee of 3/8 of 1% is payable on the unused portion of the facility. As of October 31, 1995, letters of credit and obligations under escrow agreements of $31,716,000 were outstanding. The agreement contains various covenants, including financial covenants related to consolidated shareholders' equity, indebtedness and inventory. Due to the requirement that a minimum consolidated shareholders' equity be maintained, the Company is restricted to the payment of cash dividends and the repurchase of Company stock of approximately $44,641,000 as of October 31, 1995.

4.  Subordinated notes and debentures

In January 1994, the Company issued $57,500,000 of 4 3/4% Convertible Senior Subordinated Notes (the "4 3/4% Notes"), due January 15, 2004, that are subordinated to all senior indebtedness. The 4 3/4% Notes are convertible into shares of common stock of the Company at the option of the noteholders at any time prior to maturity at a conversion price of $21.75 per share. The 4 3/4% Notes are redeemable, in whole or in part, at the option of the Company on or after January 15, 1997 at various prices. During 1995 and 1994, the Company acquired $1,301,000 and $3,000,000, respectively, of these notes in the open market at prices below par. The gains realized by the Company were immaterial and included in other income.

In March 1993, the Company issued $75,000,000 of 9 1/2% Senior Subordinated Notes (the "9 1/2% Notes"), due March 15, 2003, that are subordinated to all senior indebtedness. The 9 1/2% Notes are redeemable, in whole or in part, at the option of the Company on or after March 15, 1998 at various prices. During 1994, the Company acquired $1,040,000 of these notes in the open market at prices below par. The gain realized by the Company was immaterial and included in other income.

In March 1992, the Company issued $100,000,000 of 10 1/2% Senior Subordinated Notes (the "10 1/2% Notes"), due March 15, 2002, that are subordinated to all senior indebtedness. The 10 1/2% Notes are redeemable in whole or in part, at the option of the Company on or after March 15, 1997 at various prices. During 1995, the Company acquired $5,500,000 of these notes in the open market at prices above par. The loss realized by the Company was immaterial and included in other income.

During the year ended October 31, 1993, the Company redeemed all of its outstanding 12.95% Subordinated Notes due 1996 at a price above par. The principal amount of the notes redeemed was $28,973,000 and the redemption resulted in an extraordinary loss of $668,000, net of income taxes of $440,000.

The aggregate fair market value of all of the outstanding notes, based upon their quoted market price as of October 31, 1995, was approximately $225,906,000.

The indentures related to the 10 1/2% Notes and 9 1/2% Notes restrict certain payments including cash dividends and repurchase of the Company's stock.

5.  Shareholders' equity

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

Stock option plans

The Company's three stock option plans for employees, officers and nonemployee directors provide for the granting of incentive stock options ("ISO"s) and nonstatutory options with a term of up to ten years at a price not less than the market price of the stock at the date of grant. The Company's Stock Option and Incentive Stock Plan (1995) provides for automatic increases each January 1 in the number of shares available for grant to the sum of the number of shares available for grant at the end of the preceding calendar year and 2% of the number of shares outstanding (including treasury shares). The 1995 Plan restricts the number of options that may be granted in a calendar year to the lesser of the number of shares available for grant or 2,500,000 shares.

The following summarizes stock option activity for the three plans during the three years ended October 31, 1995:

                                         Number              Option Price
                                       of Shares               Per Share
          Outstanding,
            November 1, 1992           697,700            $ 3.25 - $12.19
          Granted                      590,200              9.06 -  15.13
          Exercised                   (227,300)             3.25 -  10.75
          Cancelled                    (28,850)            10.75 -  12.75
                                      --------
          Outstanding,
            October 31, 1993         1,031,750            $ 3.25 - $15.13
          Granted                      729,200             15.81 -  19.00
          Exercised                   (106,425)             3.25 -  12.75
          Cancelled                    (41,400)            10.75 -  15.88
                                     ---------
          Outstanding,
            October 31, 1994         1,613,125            $ 3.25 - $19.00
          Granted                    1,022,200              9.94 -  11.00
          Exercised                   (212,775)             3.25 -  15.88
          Cancelled                    (80,350)             9.94 -  15.88
                                     ---------
          Outstanding,
            October 31, 1995         2,342,200            $ 3.25 - $19.00
                                     =========
          Exercisable,
            October 31, 1995         1,086,375            $ 3.25 - $19.00
                                     =========

Options available for grant at October 31, 1995, 1994 and 1993 under all the plans were 3,260,000, 2,537,400 and 2,225,200, respectively.

Employee stock purchase plan

The Company's Employee Stock Purchase Plan enables substantially all employees to purchase the Company's common stock for 95% of the market price of the stock
on specified offering dates.   The plan, which terminates in December 2001,
provides that 100,000 shares be reserved for purchase. As of October 31, 1995, a total of 29,640 shares had been purchased pursuant to the terms of the Plan since its inception.

The following summarizes stock purchases under the Plan during the three years ended October 31, 1995:
                          Number of            Price
                           Shares             Range

              1993        2,748         $12.11  -  $13.78
              1994        3,124          10.81  -   17.10
              1995        1,942           9.62  -   17.81

Redemption of Common Stock

In order to help provide for an orderly market in the Company's common stock in the event of the death of either Robert I. Toll or Bruce E. Toll (the "Tolls"), or both of them, the Company and the Tolls have entered into agreements in which the Company has agreed to purchase from the estate of each of the Tolls $10 million of the Company's common stock (or a lesser amount under certain circumstances), at a price equal to the greater of fair market value (as defined) or book value (as defined). Further, the Tolls have agreed to allow the Company to purchase $10 million of life insurance on each of their lives. In addition, the Tolls granted the Company an option to purchase up to an additional $30,000,000 (or a lesser amount under certain circumstances) of common stock from each of their estates.
The agreements expire in October 2005.

6.  Income taxes

The provision for income taxes includes federal and state taxes. Substantially all of the difference between the effective tax rate (37.1%, 36.4% and 37.6% for 1995, 1994 and 1993, respectively) used in these provisions and the statutory federal tax rate of 35% in 1995 and 1994 and 34.8% in 1993 was due to state taxes, net of federal tax benefit, and in 1994 and 1993, the recalculation of the deferred tax balances due to the increase in the federal statutory rate and decrease in the estimated state tax rate, and the effect of nontaxable income generated from short-term investments.

The provisions for income taxes for the three years ended October 31, 1995 were as follows (amounts in thousands):

                         1995       1994      1993

    Federal             $27,586   $19,020   $14,953
    State                 1,921     1,643     1,556
                        -------   -------   -------
                        $29,507   $20,663   $16,509
                        =======   =======   =======

    Current             $29,983   $21,024   $16,084
    Deferred               (476)     (361)      425
                        -------   -------   -------
                        $29,507   $20,663   $16,509
                        =======   =======   =======

The components of income taxes payable as of October 31, 1995 and 1994 were (amounts in thousands):

                               1995          1994
    Current                   $23,986      $19,211
    Deferred                   13,012       13,488
                              -------      -------
                              $36,998      $32,699
                              =======      =======

The components of net deferred taxes payable as of October 31, 1995 and 1994 were (amounts in thousands):

                                         1995        1994
    Deferred tax liabilities
      Capitalized interest              $16,776   $15,817
      Deferred expenses                   2,955     3,004
        Other                               225       230
                                        -------   -------
      Total                              19,956    19,051
                                        -------   -------
    Deferred tax assets
      Net realizable value
         Reserves                         3,699     2,959
      Inventory valuation
         differences                      1,780     1,360
    Accrued expenses
         deductible when paid               791       801
      Other                                 674       443
                                        -------   -------
        Total                             6,944     5,563
                                        =======   =======
    Net deferred tax liability          $13,012   $13,488
                                        =======   =======

7.  Employee retirement plan

The Company maintains a salary deferral savings plan covering substantially all employees. The plan provides for Company contributions totaling 2% of all eligible compensation, plus 2% of eligible compensation above the social security wage base, plus matching contributions of up to 2% of eligible compensation of employees electing to contribute via salary deferrals.
Company contributions with respect to the plan totaled $851,000, $770,000, and $604,000 for the years ended October 31, 1995, 1994 and 1993, respectively.

8.  Commitments and contingencies

As of October 31, 1995, the Company had agreements to purchase land and improved homesites for future development with purchase prices aggregating approximately $150,476,000 of which $11,729,000 had been paid or deposited. Purchase of the properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

As of October 31, 1995, the Company had agreements of sale outstanding to deliver 1,078 homes with an aggregate sales value of approximately $400,820,000. As of that date, the Company has arranged through a number of outside mortgage lenders to provide approximately $130,338,000 of mortgages related to those sales agreements.

The Company is involved in various claims and litigation arising from its usual and customary business with customers and subcontractors. The Company believes that it has adequate insurance or meritorious defenses in all pending cases and that adverse decisions in any or all of the cases would not have a material effect on the financial condition and the results of operations of the Company.

Summary Consolidated Quarterly Financial Data (Unaudited)
    (Amounts in thousands, except per share data)

                                          Three Months Ended
FISCAL 1995:                    Oct. 31    July 31     April 30   Jan. 31
Revenues                       $199,606   $186,928     $137,488   $122,317
Income before income taxes,    $ 27,151   $ 24,360     $ 15,081    $12,847
Net income                     $ 16,986   $ 15,242     $  9,445    $ 8,259
Earnings per share
  Primary                      $    .49   $    .45     $    .28    $   .25
  Fully-diluted                $    .47   $    .43     $    .27    $   .24
Weighted average number of
 shares outstanding
  Primary                        34,326     34,074       33,707     33,527
  Fully-diluted                  36,774     36,605       36,153     36,009

                                          Three Months Ended
 FISCAL 1994:                   Oct. 31    July 31     April 30   Jan. 31
Revenues                       $174,432   $120,060     $91,444    $118,128
Income before income taxes     $ 23,437   $ 12,931     $ 6,976    $ 13,496
Net income                     $ 15,330   $  7,992     $ 4,350    $  8,505
Earnings per share
  Primary                      $    .46   $    .24     $   .13    $    .25
  Fully-diluted                $    .44   $    .23     $   .13    $    .25
Weighted average number of
 shares outstanding
  Primary                        33,526     33,563      33,676      33,740
  Fully-diluted                  35,994     36,149      36,317      34,195

TOLL BROTHERS, INC. AND SUBSIDIARIES

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          (Amounts in thousands)


                                         Additions
                      Balance at   Charged to  Charged                Balance
                      Beginning    Costs and   to Other                at End
Description           of Period    Expenses    Accounts  Deductions   of Period
                                                                (A)

Net realizable
value reserves
for inventory
of land and land
development costs:

Year ended
October 31, 1993:
Massachusetts          $3,737          $600               $1,578       $2,759
New Jersey              1,705         1,800                  449        3,056
Pennsylvania            1,247                                           1,247
                       ------        ------               ------       ------
Total                  $6,689        $2,400               $2,027       $7,062
                       ======        ======               ======       ======

Year ended
October 31, 1994:
Delaware                             $1,000                            $1,000
Massachusetts          $2,759           300               $1,393        1,666
New Jersey              3,056         3,000                  367        5,689
Pennsylvania            1,247                              1,247
                       ------        ------               ------       ------
Total                  $7,062        $4,300               $3,007       $8,355
                       ======        ======               ======       ======

Year ended
October 31, 1995:
Delaware               $1,000                             $  320      $   680
Massachusettes          1,666        $1,000                  270        2,396
New Jersey              5,689         2,800                1,131        7,358
                       ------        ------               ------      -------
Total                  $8,355        $3,800               $1,721      $10,434
                       ======        ======               ======      =======

    (A) Represents amount of reserves utilized, which is recorded at the time that affected homes are closed.