Form 10-Q
period 1996-01-31
TOLL BROTHERS INC
filed 1996-03-07
CIK 794170

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   January 31, 1996
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

    Common Stock, $.01 par value:  33,895,842 shares as of February 27, 1996

                     TOLL BROTHERS, INC. AND SUBSIDIARIES

                                    INDEX

                                                        Page No.

PART I.  Financial Information

ITEM 1.  Financial Statements

    Condensed Consolidated Balance Sheets                       1
      January 31, 1996 (Unaudited) and October 31, 1995

    Condensed Consolidated Statements of Income (Unaudited)     2
      Three Months Ended January 31, 1996 and 1995

    Condensed Consolidated Statements of Cash Flows             3
      (Unaudited)
      Three Months Ended January 31, 1996 and 1995

    Notes to Condensed Consolidated Financial Statements        4
      (Unaudited)

ITEM 2.  Management's Discussion and Analysis of                5
          Financial Condition and Results of Operations


PART II. Other Information                                      6


SIGNATURES                                                      7


The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report and other such Company filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain information that is forward looking, related to subject matter such as national and local economic conditions, the effect of governmental regulation on the Company, the competitive environment in which the Company operates, changes in interest rates, home prices, availability and cost of land for future growth, availability of working capital and the availability and cost of labor and materials. Such forward looking information involves important risks and uncertainties that could significantly affect expected results. These risks and uncertainties are addressed in this and other SEC filings.

                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Amounts in thousands)


                                       January 31,         October 31,
                                          1996                1995
                                       -----------         -----------
                                       (unaudited)
ASSETS

  Cash and cash equivalents              $ 15,879             $27,772
  Residential inventories                 646,025             623,830
  Property, construction and office
    equipment                              12,277              11,898
  Receivables, prepaid expenses and
    other assets                           25,484              25,017
  Mortgage notes receivable                 3,896               3,940
                                         --------            --------
                                         $703,561            $692,457
                                         ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY

  Loans payable                          $ 77,129            $ 59,057
  Subordinated notes                      221,241             221,226
  Customer deposits on sales
    contracts                              34,795              36,194
  Accounts payable                         25,067              31,640
  Accrued expenses                         47,479              46,771
  Collateralized mortgage
    obligations payable                     3,867               3,912
  Income taxes payable                     25,132              36,998
                                          -------             -------
    Total liabilities                     434,710             435,798
                                          -------             -------
  Shareholders' equity:
    Preferred stock
    Common stock                              339                 336
    Additional paid-in capital             42,668              38,747
    Retained earnings                     225,844             217,576
                                          -------             -------
    Total shareholders' equity            268,851             256,659
                                         --------            --------
                                         $703,561            $692,457
                                         ========            ========


                            See accompanying notes

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands except per share data)
                                 (Unaudited)

                                                 Three months
                                               ended January 31
                                               ----------------
                                              1996          1995
                                              ----          ----

Revenues:
  Housing sales                             $141,414       $121,298
  Interest and other                             656          1,019
                                            --------       --------
                                             142,070        122,317
                                            --------       --------
Costs and expenses:
  Land and housing construction              109,122         92,141
  Selling, general and
    administrative                            15,232         13,242
  Interest                                     4,501          4,087
                                             -------        -------
                                             128,855        109,470
                                             -------        -------
Income before income taxes                    13,215         12,847

Income taxes                                   4,947          4,588
                                             -------       --------
Net income                                   $ 8,268       $  8,259
                                             =======       ========
Net income per share:
  Primary                                    $   .24       $    .25
  Fully-diluted                                  .23            .24

Weighted average number of shares
  Primary                                     34,547         33,527
  Fully-diluted                               37,023         36,009



                            See accompanying notes

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Amounts in thousands)   (Unaudited)

                                                           Three months
                                                         ended January 31
                                                         ----------------
                                                         1996         1995
                                                         ----         ----
Cash flows from operating activities:
   Net income                                            $8,268       $ 8,259
   Adjustments to reconcile net income to net cash
       used in operating activities:
     Depreciation and amortization                          802           731
     Gain from repurchase of subordinated debt                           (531)
     Deferred taxes                                         700            57
     Net realizable value provisions                        500         1,500
     Changes in operating assets and liabilities
       (Increase) in residential inventories            (21,204)      (59,218)
       (Increase)in receivables, prepaid
         expenses and other assets                         (665)       (2,308)
       (Decrease) increase in customer deposits on
         sales contracts                                 (1,399)          370
       (Decrease)in accounts payable
         accrued expenses and other liabilities          (5,865)       (2,285)
       (Decrease) in current income taxes payable       (12,520)       (8,624)
                                                        --------      --------
   Net cash used in operating activities                (31,383)      (62,049)
                                                        --------      --------
Cash flows from investing activities:
   Proceeds from sale of marketable securities                            546
   Purchase of property, construction and office
     equipment, net                                        (976)         (346)
   Principal repayments of mortgage notes receivable         44           244
                                                        --------      --------
   Net cash (used in) provided by investing activities     (932)          444
                                                        --------      --------
Cash flows from financing activities:
   Proceeds from loans payable                           22,167        71,000
   Principal payments of loans payable                   (5,624)      (33,036)
   Repurchase of subordinated debt                                     (3,166)
   Principal payments of collateralized mortgage
     obligations                                            (45)         (350)
   Proceeds from stock options exercised and
     employee stock plan purchases                        3,924           186
                                                         ------        -------
   Net cash provided by financing activities             20,422        34,634
                                                         ------        -------
Decrease in cash and cash equivalents                   (11,893)      (26,971)
Cash and cash equivalents, beginning of period           27,772        38,026
                                                        -------       --------
Cash and cash equivalents, end of period                $15,879       $11,055
                                                        =======       ========
Supplemental disclosures of cash flow information:
   Interest paid, net of capitalized amount             $   316       $   207
                                                        =======       ========
   Income taxes paid                                    $16,056       $13,195
                                                        =======       ========

Supplemental disclosures of non-cash financing
     activities:
   Cost of residential inventories acquired
     through seller financing                           $ 1,491       $   -0-
                                                        =======       ========
   Income tax benefit relating to exercise of
     employee stock options                             $   757       $     6
                                                        =======       ========

                            See accompanying notes
                     TOLL BROTHERS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Amounts in thousands)
                                 (Unaudited)
1.    Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The October 31, 1995 balance sheet amounts and disclosures included herein have been derived from the October 31, 1995 audited financial statements of the Registrant. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, it is suggested that they be read in conjunction with the financial statements and notes thereto included in the Registrant's October 31, 1995 Annual Report to Shareholders. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of January 31, 1996, and the results of its operations and cash flows for the three months then ended. The results of operations for such interim period are not necessarily indicative of the results to be expected for the full year.

2.    Residential Inventories

  Residential inventories consisted of the following:

                                                January 31,  October 31,
                                                  1996         1995
                                                -----------  -----------
     Land and land development costs            $187,994     $182,790
     Construction in progress                    392,472      377,456
     Sample homes                                 32,784       32,448
     Land deposits and costs of future
       development                                14,460       13,555
     Loan assets acquired for future development   5,017        5,157
     Deferred marketing costs                     13,298       12,424
                                                --------     --------
                                                $646,025     $623,830
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

  The Company capitalizes certain interest costs to inventories during the development and construction period. Capitalized interest is charged to interest expense when the related inventories are closed. Interest incurred, capitalized and expensed is summarized as follows:

                                                           Three months
                                                         ended January 31
                                                         ----------------
                                                          1996      1995
                                                         ------    ------
     Interest capitalized, beginning of period            $43,142   $39,835
     Interest incurred                                      6,327     5,840
     Interest expensed                                     (4,501)   (4,087)
     Write off to cost of sales and other                    (119)      (40)
                                                          --------  --------
     Interest capitalized, end of period                  $44,849   $41,548
                                                          ========  ========

PART I.  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income statement items related to the Company's operations as percentages of total revenues and certain other data:

                                           Three months
                                         ended January 31
                                         ----------------
                                          1996       1995
                                          ----       ----
   Revenues                              100.0%     100.0%
   Costs and expenses:
     Land and housing construction        76.8       75.3
     Selling, general and administrative  10.7       10.8
     Interest                              3.2        3.4
                                         -----      -----
     Total costs and expenses             90.7       89.5
                                         -----      -----
   Income before taxes                     9.3%      10.5%
                                         =====      =====
   Number of homes delivered               391        364
                                         =====      =====

Revenues for the three months ended January 31, 1996 amounted to $142.1 million compared to $122.3 million reported in the first quarter of fiscal 1995.
This increase was due primarily to the increase in the average selling price per home and an increase in the number of homes delivered in the first quarter of 1996 over the first quarter of 1995. The increase in the average selling price per home delivered in the first quarter of 1996 was the result of a shift in the location of homes closed to more expensive areas, a change in product mix to larger homes and increases in selling prices. The higher deliveries in the 1996 first quarter was due primarily to the greater number of communities from which the Company was delivering homes.

As of January 31, 1996, the backlog of homes under contract amounted to $407.3 million (1,101 homes), approximately 13% higher than the $360.9 million (970 homes) backlog as of January 31, 1995. The aggregate sales value of new contracts signed in the first quarter of fiscal 1996 amounted to $147.9 million (414 homes), an increase of approximately 33% over the $111.6 million (309 homes) signed in the first quarter of 1995. The increase in new contracts signed and backlog in 1996 over 1995 was primarily attributable to the increase in the number of communities in which the Company was offering homes for sale.

Land and housing construction costs as a percentage of revenues increased in the first quarter of 1996 as compared to 1995 due principally to increased land and land development costs, increased material costs and increased overhead costs caused by weather conditions in the first quarter of 1996 which resulted in increased spending as well as reducing construction activity.
The increase was partially offset by the lower amount of inventory writedowns recognized in fiscal 1996 ($1.1 million) over fiscal 1995 ($1.5 million).

Selling, general and administrative expenses ("SG&A") in the 1996 quarter amounted to $15.2 million, an increase of $2.0 million over the 1995 first quarter. This increase was primarily attributable to the higher level of spending due to the increased number of communities which the Company was operating during the 1996 quarter as compared to 1995. The Company anticipates that SG&A as a percentage of revenues will decrease for the full fiscal 1996 year as compared to the first quarter of 1996, due to revenues increasing at a faster pace than SG&A expenses.

Interest expense is determined on a specific house-by-house basis and will vary depending on many factors including the period of time that the land was owned, the period of time that the house was under construction, and the interest rates and the amount of debt carried by the Company in proportion to the amount of its inventory during those periods. As a percentage of revenues, interest expense was lower in 1996 as compared to 1995. The decline was principally the result of an increase in the average price of homes closed in 1996 over 1995 offset in part by higher interest costs allocated to the homes closed in 1996.

Income Taxes

Income taxes for fiscal 1996 and 1995 were provided at effective rates of 37.4% and 35.7%, respectively.

CAPITAL RESOURCES AND LIQUIDITY

Funding for the Company's residential development activities has been principally provided by cash flows from homebuilding operations, unsecured bank borrowings, and from the public debt and equity markets.

The Company has a $230 million unsecured revolving credit facility with fourteen banks which extends through June 2000. The facility reduces by 50% in June
1998 unless extended as provided for in the agreement. As of January 31, 1996, the Company had $69 million of loans and approximately
$25.1 million of letters of credit outstanding under the facility.

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


                               TOLL BROTHERS, INC.
                                  (Registrant)



Date:  March 7, 1996             By: /s/ Joel H. Rassman
                                    -------------------------
                                    Joel H. Rassman
                                    Senior Vice President,
                                    Treasurer and Chief
                                    Financial Officer




Date:  March 7, 1996           By: /s/ Joseph R. Sicree
                                    -------------------------
                                    Joseph R. Sicree
                                    Vice President -
                                    Chief Accounting Officer
                                    (Principal Accounting Officer)