Form 10-Q
period 1996-04-30
TOLL BROTHERS INC
filed 1996-06-12
CIK 794170

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   April 30, 1996
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


    Common Stock, $.01 par value:  33,905,777 shares as of June 3, 1996

                     TOLL BROTHERS, INC. AND SUBSIDIARIES

                                    INDEX

                                                                          Page
                                                                           No.
PART I.  Financial Information
        ITEM 1.  Financial Statements

               Condensed Consolidated Balance Sheets (Unaudited)           1
                 as of April 30, 1996 and October 31, 1995

               Condensed Consolidated Statements of Income (Unaudited)     2
                 For the Six Months and Three Months Ended
                 April 30, 1996 and 1995

               Condensed Consolidated Statements of Cash Flows             3
                 (Unaudited)For the Six Months Ended
                 April 30, 1996 and 1995

               Notes to Condensed Consolidated Financial Statements        5
                 (Unaudited)

        ITEM 2.     Management's Discussion and Analysis of                7
                    Financial Condition and Results of Operations


PART II. Other Information                                                 8


SIGNATURES                                                                     9

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report and other such Company filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain information that is forward looking, related to subject matter such as national and local economic conditions, the effect of governmental regulation on the Company, the competitive environment in which the Company operates, changes in interest rates, home prices, availability and cost of land for future growth, availability of working capital and the availability and cost of labor and materials. Such forward looking information involves important risks and uncertainties that could significantly affect expected results. These risks and uncertainties are addressed in this and other SEC filings.

                     TOLL BROTHERS, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Amounts in thousands)
                                 (Unaudited)



                                         April 30,          October 31,
                                           1996                1995
                                         --------           ----------
ASSETS

  Cash and cash equivalents             $ 16,882             $ 27,772
  Residential inventories                686,829              623,830
  Property, construction and office
    equipment                             12,380               11,898
  Receivables, prepaid expenses and
    other assets                          25,555               25,017
  Mortgage notes receivable                3,276                3,940
                                        --------             --------
                                        $744,922             $692,457
                                        ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Loans payable                         $ 91,900             $ 59,057
  Subordinated notes                     215,087              221,226
  Customer deposits on sales
    contracts                             47,385               36,194
  Accounts payable                        34,167               31,640
  Accrued expenses                        45,896               46,771
  Collateralized mortgage
    obligations payable                    3,715                3,912
  Income taxes payable                    29,722               36,998
                                        --------             --------
     Total liabilities                   467,872              435,798
                                        --------             --------
  Shareholders' equity:
    Preferred stock
    Common stock                             339                  336
    Additional paid-in capital            42,889               38,747
    Retained earnings                    233,822              217,576
                                        --------             --------
     Total shareholders' equity          277,050              256,659
                                        --------             --------
                                        $744,922             $692,457
                                        ========             ========

                     TOLL BROTHERS, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands except per share data)
                                 (Unaudited)

                                     Six months              Three months
                                    ended April 30          ended April 30
                                    --------------          --------------
                                 1996          1995        1996       1995
                                 ----          ----        ----       ----
Revenues:
  Housing sales               $286,622     $258,426     $145,208   $137,128
  Interest and other               956        1,379          300        360
                              --------     --------     --------   --------
                               287,578      259,805      145,508    137,488
                              --------     --------     --------   --------
Costs and expenses:
  Land and housing
      construction             219,895      195,244      110,773    103,103
  Selling, general &
      administrative            32,473       27,182       17,241     13,940
  Interest                       9,242        9,451        4,741      5,364
                              --------     --------     --------   --------
                               261,610      231,877      132,755    122,407
                              --------     --------     --------   --------
Income before income taxes      25,968       27,928       12,753     15,081

Income taxes                     9,722       10,224        4,775      5,636
                              --------     --------     --------   --------
Net income                    $ 16,246     $ 17,704      $  7,978  $  9,445
                              ========     ========     =========  ========
Net income per share:
  Primary                     $    .47     $    .53      $    .23  $    .28
  Fully-diluted               $    .46     $    .51      $    .23  $    .27

Weighted average number
  of shares
  Primary                       34,527       33,617        34,506     33,707
  Fully-diluted                 36,976       36,095        36,929     36,153



                            See accompanying notes

                     TOLL BROTHERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                          Six months
                                                         ended April 30
                                                         --------------
                                                       1996         1995
                                                       ----         ----
Cash flows from operating activities:
  Net income                                         $16,246      $17,704
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                    1,602        1,425
      Loss (gain) from repurchase of
        subordinated notes                               117         (523)
      Deferred taxes                                   1,761          483
      Net realizable provisions                          500        1,500
      Changes in operating assets and liabilities:
       Increase in residential inventories           (61,735)     (93,984)
       (Increase) decrease in receivables, prepaid
         expenses and other assets                    (1,045)         661
       Increase in customer deposits
         on sales contracts                           11,191        2,761
       Increase (decrease) in accounts payable,
         accrued expenses and other liabilities        1,652       (2,458)
        Decrease in current income taxes payable      (8,946)      (6,289)
                                                     --------     --------
       Net cash used in operating activities         (38,657)     (78,720)
                                                     --------     --------
Cash flows from investing activities:
  Proceeds from marketable securities, net                          3,674
  Purchase of property, construction and office
      equipment, net                                  (1,707)        (900)
  Principal repayments of mortgage notes receivable      664          453
                                                     --------     --------
       Net cash (used in) provided by
     investing activities                             (1,043)       3,227
                                                     --------     --------
Cash flows from financing activities:
  Proceeds from loans payable                         67,000      124,000
  Principal payments of loans payable                (35,999)     (71,474)
  Repurchase of subordinated notes                    (6,139)      (3,166)
  Principal payments of collateralized mortgage
      obligations                                       (197)        (558)
  Proceeds from stock options exercised and employee
      stock plan purchases                             4,145          311
                                                     --------     --------
       Net cash provided by financing activities      28,810       49,113
                                                     --------     --------
Net decrease in cash and cash equivalents            (10,890)     (26,380)
Cash and cash equivalents, beginning of period        27,772       38,026
                                                     --------     --------
Cash and cash equivalents, end of period             $16,882      $11,646
                                                     ========     ========
Supplemental disclosures of cash flow information
  Interest paid, net of capitalized amount           $ 2,675      $ 2,265
                                                     ========     ========
  Income taxes paid                                  $16,110      $15,999
                                                     ========     ========
Supplemental disclosures of non-cash
   financing activities:
  Cost of residential inventories acquired through
    seller financing                                 $ 1,764             -
                                                     ========     ========
  Income tax benefit relating to exercise of employee
      stock options                                  $   888       $    30
                                                     ========     ========

                             See accompanying notes
                   TOLL BROTHERS, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Amounts in thousands)
                                (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The October 31, 1995 balance sheet amounts and disclosures included herein have been derived from the October 31, 1995 audited financial statements of the Registrant. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, it is suggested that they be read in conjunction with the financial statements and notes thereto included in the Registrant's October 31, 1995 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of April 30, 1996 and 1995, the results of its operations for the six months and three months then ended and its cash flows for the six months then ended. The results of operations for such interim period are not necessarily indicative of the results to be expected for the full year.


2.  Residential Inventories

    Residential inventories consisted of the following:

                                         April 30,    October 31,
                                            1996         1995
                                         ---------    -----------

    Land and land development costs       $181,544     $182,790
    Construction in progress               433,941      377,456
    Sample homes                            36,110       32,448
    Land deposits and costs of future
      development                           15,970       13,555
    Loan assets acquired for future
      development                            4,886        5,157
    Deferred marketing and financing
      costs                                 14,378       12,424
                                          --------     --------
                                          $686,829     $623,830
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

   The Company capitalizes certain interest costs to inventories during the development and construction period. Capitalized interest is charged to interest expense when the related inventories are closed. Interest incurred, capitalized and expensed is summarized as follows:

                                      Six months            Three months
                                    ended April 30         ended April 30
                                    --------------        ----------------
                                   1996         1995       1996       1995
                                   ----         ----       ----       ----

    Interest capitalized,
      beginning of period          $43,142     $39,835     $44,849   $41,548
    Interest incurred               12,967      12,417       6,640     6,577
    Interest expensed               (9,242)     (9,451)     (4,741)   (5,364)
    Write off to cost of sales        (231)        (97)       (112)      (57)
                                   --------    --------    --------  --------
    Interest capitalized,
      end of period                $46,636     $42,704     $46,636   $42,704
                                   ========    ========    ========  ========

PART I.  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


The following table sets forth, for the periods indicated, certain income statement items related to the Company's operations as percentages of total revenues and certain other data:

                                    Six months          Three months
                                  ended April 30       ended April 30
                                   --------------       --------------
                                   1996      1995       1996     1995
                                   ----      ----       ----     ----

Revenues                           100.0%   100.0%     100.0%   100.0%
                                   ------   ------     ------   ------
Costs and expenses:
  Land and housing construction     76.5     75.2       76.1     75.0
  Selling, general and
     administrative                 11.3     10.5       11.8     10.1
  Interest                           3.2      3.6        3.3      3.9
                                   ------   ------     ------   ------
  Total costs and expenses          91.0     89.3       91.2     89.0
                                   ------   ------     ------   ------
Income before taxes                  9.0%    10.7%       8.8%    11.0%
                                   ======   ======     ======   ======
Number of homes delivered            806       754        415      390
                                   ======   ======     ======   ======

Revenues for the six month and three month periods ended April 30, 1996 were higher than those of the comparable periods of 1995 by approximately $27.8 million, or 11%, and $8.0 million, or 6%, respectively. The increased revenues for the 1996 periods were primarily attributable to the increased number of homes delivered during the periods, which was due to the greater number of communities from which the Company was delivering homes and the larger backlog of homes at the beginning of fiscal 1996 as compared to the beginning of fiscal 1995.

During the three month period ended April 30, 1996, the average selling price of the homes delivered decreased as compared to the same period of fiscal 1995. This decrease was the result of a shift in the location of the homes delivered to less expensive areas, offset in part by increases in selling prices. For the six months ended April 30, 1996, the average selling price of homes delivered increased as compared to the six months ended April 30, 1995. The increase for the six month period was due to the significant increase in the average price of homes delivered in the three months ended January 31, 1996 over the comparable period of 1995, offset in part by the decrease in the three months ended April 30, 1996, as previously discussed. The increase in the average selling price per home delivered in the first quarter of 1996 was due to a shift of the location of the homes to more expensive areas, a change in product mix to larger homes and increases in selling prices.

The value of new sales contracts signed amounted to $447 million (1,237 homes) and $299 million (823 homes) for the six month and three month periods ended April 30, 1996, respectively. The value of new contracts signed for the comparable periods of fiscal 1995 were $321 million (903 homes) and $209 million (594 homes), respectively. The increase in new contracts signed in both periods of 1996 was primarily attributable to an increase in the number of communities in which the Company was offering homes for sale and an increase in the number of contracts signed per community.

Orders for new homes are generally the strongest during the Company's second quarter and consequently the backlog at April 30 is generally at its highest level in the Company's fiscal year. As of April 30, 1996, the backlog of homes under contract amounted to $561 million (1,509 homes), approximately 30% higher than the $433 million (1,174 homes) backlog as of April 30, 1995 and approximately 40% higher than the $401 million (1,078 homes) backlog as of October 31, 1995. The increase in backlog at April 30, 1996 is primarily attributable to the increases in the new contracts signed as previously discussed and the result of delays in the delivery of homes caused by the severe winter weather conditions that the Company experienced in many of its markets during the first half of fiscal 1996.

Land and construction costs as a percentage of revenues increased in the six month and three month periods ended April 30, 1996 as compared to the same periods of 1995. The increases were due principally to increased material and overhead costs and the cost of incentives granted to buyers in the late spring and early autumn of 1995 to maintain sales levels. The increased overhead costs were due to the previously discussed adverse weather conditions which
resulted in increased spending and reduced construction activity.    The
effect of the previously mentioned weather conditions and sales incentives on costs will continue to impact the Company's costs for the remainder of fiscal 1996. The cost increases were partially offset by the lower amount of inventory writedowns recognized in 1996($1.5 million for the six month period and $.4 million in the three month period) as compared to 1995 ($2 million in the six month period and $.5 million in the three month period).

Selling, general and administrative expenses ("SG&A") in the six month and three month periods ended April 30, 1996 increased over the comparable periods of 1995 by $5.3 million or 19% and $3.3 million or 24%, respectively. These increases were primarily attributable to the higher level of spending due to the increased number of communities which the Company was operating during the 1996 periods as compared to the same periods of 1995 and the Company's geographic expansion. In addition, SG&A as a percentage of sales increased due to the lower than expected number of homes delivered in the 1996 periods resulting from the previously mentioned adverse weather conditions. The Company believes that SG&A, as a percentage of revenues, will decrease for the full 1996 fiscal year as compared to the six month and three month periods ended April 30, 1996 due to revenues increasing at a faster pace than SG&A expenses.

Interest expense is determined on a specific house-by-house basis and will vary depending on many factors including the period of time that the land was owned, the period of time that the house was under construction, and the interest rates and the amount of debt carried by the Company in proportion to the amount of its inventory during those periods. As a percentage of revenues, interest expense was lower in the six month and three month periods of 1996 as compared to 1995.

Income taxes for the six month period ended April 30, 1996 and 1995 were provided at effective rates of 37.4% and 36.6%, respectively. For the three month periods ended April 30, 1996 and 1995, income taxes were provided at effective rates of 37.4% in both periods.

CAPITAL RESOURCES AND LIQUIDITY

Funding for the Company's residential development activities has been principally provided by cash flows from operations, unsecured bank borrowings and the public debt and equity markets.

The Company has a $230 million unsecured revolving credit facility with fourteen banks which extends through June 2000. The facility reduces by 50% in June 1999 unless extended as provided for in the agreement. As of April 30, 1996, the Company had $85 million of loans and approximately $22.7 million of letters of credit outstanding under the facility.

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

              None.

   ITEM 3.    Defaults upon Senior Securities

              None.

   ITEM 4.    Submission of Matters to a Vote of Security Holders

          (a) The Company's 1996 Annual Meeting of Shareholders was held on March 7, 1996.
          (b) Not required.
          (c) The following proposals were submitted to a vote of shareholders and were approved by the affirmative vote of a majority of the shares of common stock of the Company that were present in person or by proxy, as indicated below.

              The approval of Ernst & Young LLP as the Company's independent auditors for the 1996 fiscal year.

                           FOR            AGAINST          ABSTAIN
                        29,271,881         28,965          15,616


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



                                  TOLL BROTHERS, INC.
                                  (Registrant)



Date:  June 12, 1996                   By:   /s/ Joel H. Rassman
                                       Joel H. Rassman
                                       Senior Vice President,
                                       Treasurer and Chief
                                       Financial Officer




Date:  June 12, 1996                   By:   /s/ Joseph R. Sicree
                                       Joseph R. Sicree
                                       Vice President -
                                       Chief Accounting Officer
                                       (Principal Accounting Officer)