Form 10-Q
period 1996-07-31
TOLL BROTHERS INC
filed 1996-09-10
CIK 794170

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   July 31, 1996
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


Common Stock, $.01 par value: 33,913,482 shares as of September 3, 1996

                 TOLL BROTHERS, INC. AND SUBSIDIARIES

                                 INDEX

                                                                          Page
                                                                           No.

PART I.  Financial Information
        ITEM 1.  Financial Statements

               Condensed Consolidated Balance Sheets (Unaudited)           1
                 as of July 31, 1996 and October 31, 1995

               Condensed Consolidated Statements of Income (Unaudited)     2
                 For the Nine Months and Three Months Ended
                 July 31, 1996 and 1995

               Condensed Consolidated Statements of Cash Flows             3
                 (Unaudited)For the Nine Months Ended
                 July 31, 1996 and 1995

               Notes to Condensed Consolidated Financial Statements        5
                 (Unaudited)

        ITEM 2.     Management's Discussion and Analysis of                6
                Financial Condition and Results of Operations


PART II. Other Information                                                 7


SIGNATURES                                                                 8

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report and other such Company filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended
(as well as information communicated orally or in writing between the dates of such SEC filings), contains or may contain information that is forward looking, related to subject matter such as national and local economic conditions, the effect of governmental regulation on the Company, the competitive environment in which the Company operates, changes in interest rates, home prices, availability and cost of land for future growth, availability of working capital and the availability and cost of labor and materials. Such forward looking information involves important risks and uncertainties that could significantly affect expected results. These risks and uncertainties are addressed in this and other SEC filings.

                 TOLL BROTHERS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Amounts in thousands)
                              (Unaudited)


                                               July 31,       October 31,
                                                 1996            1995
                                             ------------     -----------
ASSETS

  Cash and cash equivalents                   $ 55,464         $ 27,772
  Residential inventories                      738,987          623,830
  Property, construction and office
    equipment                                   12,259           11,898
  Receivables, prepaid expenses and
    other assets                                26,369           25,017
  Mortgage notes receivable                      2,968            3,940
                                             ---------        ---------
                                              $836,047         $692,457
                                             =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY

  Loans payable                               $150,781         $ 59,057
  Subordinated notes                           208,401          221,226
  Customer deposits on sales
    contracts                                   49,192           36,194
  Accounts payable                              37,473           31,640
  Accrued expenses                              55,818           46,771
  Collateralized mortgage
    obligations payable                          2,984            3,912
  Income taxes payable                          38,853           36,998
                                              --------         --------
      Total liabilities                        543,502          435,798
                                              --------         --------
  Shareholders' equity:
    Preferred stock
    Common stock                                   339              336
    Additional paid-in capital                  42,971           38,747
    Retained earnings                          249,235          217,576
                                              --------         --------
      Total shareholders' equity               292,545          256,659
                                              --------         --------
                                              $836,047         $692,457
                                              ========         ========


                 TOLL BROTHERS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Amounts in thousands except per share data)
                              (Unaudited)

                                       Nine months            Three months
                                       ended July 31          ended July 31
                                    -----------------        ---------------
                                     1996       1995          1996     1995
                                     ----       ----          ----     ----

Revenues:
    Housing sales                 $499,219   $445,030     $212,597   $186,604
    Interest and other               1,137      1,703          181        324
                                  --------   --------     --------   --------
                                   500,356    446,733      212,778    186,928
                                  --------   --------     --------   --------
Costs and expenses:
    Land and housing construction  383,325    335,561      163,430    140,317
    Selling, general &
      administrative                50,260     43,393       17,787     16,211
    Interest                        16,194     15,491        6,952      6,040
                                  --------   --------     --------   --------
                                   449,779    394,445      188,169    162,568

Income before income taxes          50,577     52,288       24,609     24,360
 Income taxes                       18,918     19,342        9,196      9,118
                                  --------   --------     --------   --------
Net income                        $ 31,659   $ 32,946     $ 15,413    $15,242
                                  ========   ========     ========   ========
Income per share:
    Primary                       $    .92   $    .98     $    .45    $   .45
    Fully-diluted                 $    .89   $    .94     $    .43    $   .43

Weighted average number of shares
    Primary                         34,496     33,769       34,435     34,074
    Fully-diluted                   36,910     36,504       36,780     36,605



                        See accompanying notes
                 TOLL BROTHERS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in thousands)
                              (Unaudited)

                                                              Nine Months
                                                             ended July 31
                                                            ----------------
                                                            1996        1995
                                                           ------      ------
Cash flows from operating activities:
  Net income                                            $  31,659     $32,946
  Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization                           2,399       1,779
    Loss (Gain)from repurchase of subordinated notes          540        (523)
    Net realizable provisions                               1,000       1,123
    Increase in residential inventories                  (113,366)   (108,964)
    Increase in receivables, prepaid expenses
      and other assets                                     (2,185)     (1,236)
    Increase in customer deposits on sales contracts       12,998         253
    Increase in accounts payable                            5,833       1,456
    Increase in accrued expenses and other
      liabilities                                           9,047       5,345
    Increase in income
      taxes payable                                         1,992       3,024
                                                         --------    --------
      Net cash used in operating activities               (50,083)    (64,797)
                                                         --------    --------
Cash flows from investing activities:
  Proceeds from marketable
    securities, net                                           -0-       3,674
  Purchase of property, construction and
    office equipment, net                                  (2,214)     (1,636)
  Principal repayments of mortgage notes receivable           972         576
                                                         --------    --------
      Net cash (used in) provided by investing
        activities                                         (1,242)      2,614
                                                         ---------   --------
Cash flows from financing activities:
  Proceeds from loans payable                             160,000     151,000
  Principal payments of loans payable                     (71,186)   (104,721)
  Repurchase of subordinated notes                        (13,096)     (3,166)
  Principal payments of collateralized
    mortgage obligations                                     (928)       (595)
  Proceeds from stock options exercised
    and employee stock plan purchases                       4,227       1,499
                                                        ---------    --------
      Net cash provided by financing activities            79,017      44,017
                                                        ---------    --------
Net increase (decrease) in cash and cash equivalents       27,692     (18,166)
Cash and cash equivalents, beginning of period             27,772      38,026
                                                        ---------    --------
Cash and cash equivalents, end of period                 $ 55,464     $19,860
                                                        =========    ========
Supplemental disclosures of cash flow information
  Interest paid, net of capitalized amount               $  4,104     $ 3,669
                                                        =========    ========
  Income taxes paid                                      $ 16,175     $15,999
                                                        =========    ========
Supplemental disclosures of non-cash financing
  activities:
  Cost of residential inventories acquired
    through seller financing                             $  2,791     $   -0-
                                                        =========    ========
  Income tax benefit relating to exercise
    of employee stock options                            $    888     $   318
                                                        =========    ========

                        See accompanying notes

               TOLL BROTHERS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Amounts in thousands)
                           (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The October 31, 1995 balance sheet amounts and disclosures included herein have been derived from the October 31, 1995 audited financial statements of the Registrant. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, it is suggested that they be read in conjunction with the financial statements and notes thereto included in the Registrant's October 31, 1995 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of July 31, 1996 and 1995, the results of its operations for the nine months and three months then ended and its cash flows for the nine months then ended. The results of operations for such interim period are not necessarily indicative of the results to be expected for the full year.


2.  Residential Inventories

    Residential inventories consisted of the following:

                                          July 31,    October 31,
                                            1996         1995
                                         ----------     -----------

    Land and land development costs       $162,333     $182,790
    Construction in progress               503,151      377,456
    Sample homes                            35,691       32,448
    Land deposits and costs of future
      development                           18,626       13,555
    Loan assets acquired for future
      development                            4,278        5,157
    Deferred marketing and financing
      costs                                 14,908       12,424
                                         ---------    ---------
                                          $738,987     $623,830
                                         =========    =========

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

    The Company capitalizes certain interest costs to inventories during the development and construction period. Capitalized interest is charged to interest expense when the related inventories are closed. Interest incurred, capitalized and expensed is summarized as follows:

                                        Nine months         Three months
                                      ended July 31         ended July 31
                                      -------------         -------------
                                    1996         1995      1996       1995
                                    ----         ----      ----       ----
    Interest capitalized,
      beginning of period         $43,142     $39,835     $46,636   $42,704
    Interest incurred              19,950      18,856       6,983     6,439
    Interest expensed             (16,194)    (15,491)     (6,952)   (6,040)
    Write off to cost of sales       (417)       (176)       (186)      (79)
                                ---------    --------    --------  --------
    Interest capitalized,
      end of period               $46,481     $43,024     $46,481   $43,024
                                =========    ========    ========  ========

3.  Loans Payable

    In the third quarter of 1996, the Company increased its revolving credit facility to $250 million. The facility expires in June 2000 and reduces by 50% in June 1999 unless extended pursuant to the Agreement. As of July 31, 1996, the Company had $75 million of loans and $24 million of letters of credit outstanding against the facility.

    In addition, the Company entered into a five year fixed rate, term loan with eight banks in the amount of $68,000,000. The loan bears interest at 7.91%, is due in July 2001 and is subject to the same covenants as the revolving credit agreement.

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


PART I.  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


The following table sets forth, for the periods indicated, certain income statement items related to the Company's operations as percentages of total revenues and certain other data:

                                      Nine months          Three months
                                      ended July 31        ended July 31
                                      -------------        -------------
                                      1996      1995      1996     1995
                                      ----      ----      ----     ----

Revenues                             100.0%   100.0%     100.0%   100.0%
                                     -----    -----      -----    -----
Costs and expenses:
   Land and housing construction      76.6     75.1       76.8     75.1
   Selling, general and
     administrative                   10.1      9.7        8.3      8.7
   Interest                            3.2      3.5        3.3      3.2
                                     -----    -----      -----    -----
   Total costs and expenses           89.9     88.3       88.4     87.0
                                     -----    -----      -----    -----
Income before taxes                   10.1%    11.7%      11.6%    13.0%
                                     ======   ======     ======   ======
Number of homes delivered            1,391     1,270       585      516
                                     =====    ======     ======   ======

Revenues for the nine month and three month periods ended July 31, 1996 were higher than those of the comparable periods of 1995 by approximately $53.6 million, or 12%, and $25.9 million, or 14%, respectively. The increased revenues for the 1996 periods were primarily attributable to the increased number of homes delivered during the periods, which was due to the greater number of communities from which the Company was delivering homes, the larger backlog of homes at the beginning of fiscal 1996 as compared to the beginning of fiscal 1995 and the higher volume of new sales contracts signed in the first quarter of 1996.

For the nine month and three month periods ended July 31, 1996, the average selling price of homes delivered increased as compared to the same periods of fiscal 1995. The average price per home delivered is affected by various factors such as the location of the homes delivered, size of the home, changes in selling prices and the amount of options the homebuyer selects.

The value of new sales contracts signed amounted to $653.2 million (1,795 homes) and $206.1 million (558 homes) for the nine month and three month periods ended July 31, 1996, respectively. The value of new contracts signed for the comparable periods of fiscal 1995 were $467.8 million (1,303 homes) and $147.0 million (400 homes), respectively. The increase in the number of new contracts signed in both periods of 1996 was primarily attributable to an increase in the number of communities in which the Company was offering homes for sale and an increase in the number of contracts signed per community.

As of July 31, 1996, the backlog of homes under contract amounted to $554.8 million (1,482 homes), approximately 41% higher than the $393.3 million (1,058 homes) backlog as of July 31, 1995 and approximately 38% higher than the $400.8 million (1,078 homes) backlog as of October 31, 1995. The increase in backlog at July 31, 1996 is primarily attributable to the increases in the number of new contracts signed in fiscal 1996 as compared to fiscal 1995 and the delays in the delivery of homes caused by the adverse weather conditions in many of its markets in the first half of the fiscal 1996.

Land and construction costs as a percentage of revenues increased in the nine month and three month periods ended July 31, 1996 as compared to the same periods of 1995. The increases were due principally to increased material and overhead costs and the cost of incentives granted to buyers in the spring and early autumn of 1995. The increased overhead costs were due principally to the previously mentioned winter weather conditions which resulted in increased spending and reduced construction activity. In addition, due to the Company's expansion in the past two years into California, Texas, Arizona, Florida and North Carolina, the Company has incurred additional costs associated with the startup of these areas. The cost increases were partially offset by the lower amount of inventory writedowns recognized in 1996($2.6 million for the nine month period and $1.1 million in the three month period) as compared to 1995 ($3.5 million in the nine month period and $1.3 million in the three month period).

Selling, general and administrative expenses ("SG&A") in the nine month and three month periods ended July 31,1996 increased over the comparable periods of 1995 by $6.9 million or 16% and $1.6 million or 10%, respectively. These increases were primarily attributable to the higher level of spending due to the increased number of communities which the Company was operating during the 1996 periods as compared to the same periods of 1995 and the Company's geographic expansion. The Company believes that SG&A, as a percentage of revenues, will decrease for the full 1996 fiscal year as compared to the nine month period ended July 31, 1996 due to revenues increasing at a faster pace than SG&A expenses.

Interest expense is determined on a specific home-by-home basis and will vary depending on many factors including the period of time that the land under the home was owned, the period of time that the house was under construction, and the interest rates and the amount of debt carried by the Company in proportion to the amount of its inventory during those periods.

Income taxes for the nine month period ended July 31, 1996 and 1995 were provided at effective rates of 37.4% and 37.0%, respectively. For the three month periods ended July 31, 1996 and 1995, income taxes were provided at effective rates of 37.4% in both periods.


CAPITAL RESOURCES AND LIQUIDITY

Funding for the Company's residential development activities has been principally provided by cash flows from operations, unsecured bank borrowings and the public debt and equity markets.

The Company has a $250 million unsecured revolving credit facility with fifteen banks which extends through June 2000. The facility reduces by 50% in June 1999 unless extended as provided for in the agreement. As of July 31, 1996, the Company had $75 million of loans and approximately $24 million of letters of credit outstanding under the facility.

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



                                  TOLL BROTHERS, INC.
                                  (Registrant)



Date: September 10, 1996         By:   /s/ Joel H. Rassman
                                       -------------------------
                                       Joel H. Rassman
                                       Senior Vice President,
                                       Treasurer and Chief
                                       Financial Officer




Date: September 10, 1996         By:   /s/ Joseph R. Sicree
                                       --------------------------
                                       Joseph R. Sicree
                                       Vice President -
                                       Chief Accounting Officer
                                       (Principal Accounting Officer)