Form 10-K
period 1996-10-31
TOLL BROTHERS INC
filed 1997-01-13
CIK 794170

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-K

(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    October 31, 1996
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

As of December 31, 1996, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $433,366,000.

As of December 31, 1996, there were 33,950,360 shares of Common Stock outstanding.

Documents Incorporated by Reference:

Toll Brothers, Inc. Proxy Statement with respect to its 1997 Annual Meeting of Shareholders, scheduled to be held on March 5, 1997, is incorporated into
Part III hereof.







                                PART I

ITEM 1.  BUSINESS
General

    Toll Brothers, Inc. ("Toll Brothers" or the "Company"), a Delaware corporation formed in May 1986, commenced its business operations, through predecessor entities, in 1967. Toll Brothers designs, builds, markets and arranges financing for single family detached and attached homes in middle and high income residential communities in thirteen states and five regions around the country. The communities are generally located on land the Company has developed, although, due to the poor economic conditions during the early 1990's, the Company was able to acquire a number of fully approved parcels and several improved subdivisions. Currently, Toll Brothers operates predominantly in major suburban residential areas in southeastern Pennsylvania, central New Jersey, the Virginia and Maryland suburbs of Washington, D.C., the Boston, Massachusetts metropolitan area, southern Connecticut, Westchester County, New York, Orange County and Los Angeles County, California, the suburbs of Raleigh and Charlotte, North Carolina and Scottsdale, Arizona. It is also developing communities in northern Delaware, Nassau County, New York, McKinney, Texas, a northern suburb of Dallas, Austin, Texas and Palm Beach County, Florida. The Company has recently acquired property in the San Francisco Bay area and expects to begin offering homes for sale there in the second half of fiscal 1997.

    The Company markets its homes primarily to middle and upper-income buyers, emphasizing high quality construction and customer satisfaction. As of October 31, 1996, the Company was offering homes for sale in 100 communities. Single family detached homes were being offered at prices, excluding customized options, generally ranging from $160,000 to $645,000, with an average base sales price of $368,000. Attached home prices, excluding customized options, generally range from $100,000 to $477,000, with an average base sales price of $218,000. In the five years ended October
31, 1996, Toll Brothers delivered 7,860 homes in 177 communities.

    In recognition of the Company's achievements, it has received numerous awards from national, state and local homebuilder publications and associations. In fiscal 1996, the Company was selected "America's Best Builder" by the National Association of Home Builders (the "NAHB") and Builder magazine in recognition of its excellent financial performance, unique custom-production system for building luxury homes in high volume and the excellence of its designs. The Company also received the National Housing Quality Award from the NAHB, which recognizes the Company's outstanding commitment to total quality management and continuous improvement. In 1994, the Company received one of the first place awards in the "Build America Beautiful" Awards Program, sponsored by Better Homes and Gardens magazine, the NAHB and Keep America Beautiful, Inc., in recognition of the Company's programs to improve the handling of solid waste
on construction sites.   In addition, the Company was named "The Builder of
the Year" in 1988 by Professional Builder magazine.

    On October 31, 1996 and 1995, the Company had backlogs of $526,194,000 (1,367 homes) and $400,820,000 (1,078 homes), respectively. Substantially all homes in backlog at October 31, 1996 are expected to be delivered by October 31, 1997.

    As of October 31, 1996, the Company was offering homes for sale in 100 communities and owned or controlled through options, over 8,800 home sites in communities under development, as well as land for approximately 8,500 planned home sites in proposed communities.

    The Company generally attempts to reduce certain risks homebuilders encounter, by controlling land for future development through options whenever possible (which allows the Company to obtain the necessary government approvals before acquiring title to the land), by beginning construction of homes after an agreement of sale has been executed with a buyer and by using subcontractors to perform home construction and land development work on a fixed-price basis. However, in order to obtain better terms or prices or due to competitive pressures, the Company has purchased several properties outright, or acquired the underlying mortgage, prior to obtaining all of the necessary governmental approvals needed to commence development.

The Communities

    Toll Brothers' communities are generally located in suburban areas near major highways with access to major cities. Through 1981, all communities were located in southeastern Pennsylvania. The Company began selling homes in central New Jersey in 1982, in northern Delaware and Massachusetts in 1987, in Maryland in 1988, in Virginia and Connecticut in 1992, in New York in 1993, in Southern California and North Carolina in 1994, in the suburbs of Dallas, Texas and Florida in 1995 and Austin, Texas in 1996.
In addition, in August 1995, the Company acquired certain assets, including two existing communities under development and options on several future communities, of Geoffrey H. Edmunds & Associates, a privately owned
Scottsdale, Arizona, luxury homebuilder. The Company has also acquired property in the San Francisco Bay Area and expects to begin offering homes for sale there in the second half of fiscal 1997.

    The Company emphasizes its high-quality, detached single family homes that are marketed primarily to the "upscale" luxury market, generally those persons who have previously owned a principal residence - the so-called "move-up" market. The Company believes its reputation as a developer of homes for this market enhances its competitive position with respect to the sale of more moderately priced detached homes, as well as attached homes.
The Company also markets to the 50+ year-old "empty nester" and believes that this market has strong growth potential. The Company has developed a number of home designs that it believes will appeal to this category of home buyer and integrated these designs into its communities along with its other homes.

    Each single family home community offers several home plans, with the opportunity to select various exterior styles. The communities are designed to fit existing land characteristics, blending winding streets, cul-de-sacs and underground utilities to establish a pleasant environment. The Company strives to create a diversity of architectural styles within an overall planned community. This diversity arises from variations among the models offered and in exterior design options of homes of the same basic floor plan, from the preservation of existing trees and foliage whenever practicable, and from the curving street layout, which allows relatively few homes to be seen from any vantage point. Normally, homes of the same type or color may not be built next to each other. The communities have attractive entrances with distinctive signage and landscaping. The Company believes this avoids a "development" appearance and gives the community a diversified neighborhood look that enhances home value.

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

The Homes

    Most single family detached-home communities offer at least three different home plans, each with several substantially different architectural styles.
For example, the same basic floor plan may be selected with a Colonial, Georgian, Federal or Provincial design, and exteriors may be varied further by the use of stone, stucco, brick or siding. Attached home communities generally offer two or three different floor plans with two, three or four bedrooms.

    In all of Toll Brothers' communities, certain options are available to the purchaser for an additional charge. The options typically are more numerous and significant on the more expensive homes. Major options include additional garages, additional rooms, finished lofts, and additional fireplaces. As a result of the additional charges for such options, the average sales price was approximately 16% higher than the base sales price during fiscal 1996.

    The range of base sales prices for the Company's lines of homes as of October 31, 1996, was as follows:

    Single Family Detached Homes:
         Move-up                  $160,000  -  $500,000
         Executive                 247,000  -   602,000
         Estate                    335,000  -   645,000

    Attached Homes:
         Townhomes                 100,000  -   219,000
         Carriage Homes            234,000  -   477,000

    Contracts for the sale of homes are at fixed prices. The prices at which homes are offered have generally increased from time to time during the sellout period for each community; however, there can be no assurance that sales prices will increase in the future.

    The Company uses some of the same basic home designs in similar communities. However, the Company is continuously developing new designs to replace or augment existing ones to assure that its homes are responsive to current consumer preferences. For new designs, the Company has its own architectural staff and occasionally engages unaffiliated architectural firms. During the past year, the Company has introduced over 35 new models.

    The following table summarizes certain information with respect to residential communities of Toll Brothers under development as of October 31, 1996:

                                                    HOMES UNDER
                   NUMBER OF     HOMES     HOMES   CONTRACT AND  HOME SITES
 STATE            COMMUNITIES   APPROVED   CLOSED   NOT CLOSED    AVAILABLE

Arizona                12          958       88        117           753
California              7          474       85         35           354
Connecticut             6          218       86         38            94
Delaware                4          416      357         31            28
Florida                 2          213       30         34           149
Maryland                4          455       60         38           357
Massachusetts           8          830      608        108           114
New Jersey:
  North central         6          694      205         31           458
  Central              20        1,291      421        239           631
  South central         7        1,087      317        120           650
New York                9          415      151         78           186
North Carolina          5          565       73         57           435
Pennsylvania           34        4,217    2,072        264         1,881
Texas                   3          426       16         27           383
Virginia               14        1,512      394        150           968
  Total               141(1)    13,771    4,963      1,367         7,441(2)

 (1) Of these 141 communities, 100 had homes being offered for sale, 14 had not yet opened for sales, and 27 had been sold out but not all closings had been completed. Of the 100 communities in which homes were being offered for sale, 92 were single family detached-home communities containing a total of 92 homes under construction but not under contract (exclusive of model homes) and 8 were attached home communities containing a total of 23 homes under construction but not under contract (exclusive of model homes).

 (2) On October 31, 1996, significant site improvements had not commenced on approximately 3,967 of the 7,441 available home sites.
          Of the 7,441 available home sites, 768 were not owned, but were controlled through options.

Land Policy

   Before entering into a contract to acquire land, the Company completes extensive comparative studies and analyses on detailed Company-designed forms that assist it in evaluating the acquisition. Toll Brothers generally attempts to follow a policy of acquiring options to purchase land for future communities. However, in order to obtain better terms or prices, or due to competitive pressures, the Company has at times acquired property outright. In addition, the Company has at times acquired the underlying mortgage on a property and subsequently obtained title to that property.

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

   In the Company's view, the rolling recession in the United States creates a bottoming market in some parts of the nation as other markets become strong. While the Company believes that there is significant diversity in its Northeast and Mid-Atlantic markets and that this diversity provides protection from the vagaries of the individual local economies, it believes that a greater geographic diversification will provide additional protection and more opportunities for growth. During the past three years, the Company has expanded into California, North Carolina, Florida, Texas and Arizona.
The Company continues to explore additional geographic areas for expansion.

   The following is a summary of the parcels of land that the Company either owns or controls through options and loan assets at October 31, 1996 for proposed communities, as distinguished from those currently under development:

                             Number of      Number of      Number of
State                      Communities        Acres      Homes Planned

Arizona                          2              170           158
California                       5              159           316
Connecticut                      2               73            68
Delaware                         1               93           151
Florida                          1               12            37
Massachusetts                    2              302           354
New Jersey: (1)
  South central                  2              470           750
  North central                  3              209           199
  Central                       15            1,885         2,026
New York                         5              341           254
North Carolina                   1               51            98
Pennsylvania                    19            1,349         1,543
Texas                            8              288           530
Virginia(2)                      6            1,220         2,010
  Total                         72            6,622         8,494(3)

  (1) New Jersey includes two communities which contain plans for 170 units which will either be rented or sold at lower than market rentals or prices.

  (2) Virginia includes one community which contains plans for 30 "affordable dwelling units" which will be sold at lower than market prices.

  (3) Of the 8,494 planned home sites, 3,719 lots were controlled through options and 750 lots were controlled through loan assets secured by liens.

  The aggregate of loan assets, option deposits and related pre-development costs for proposed communities was approximately $20,349,000 at October 31, 1996. The aggregate purchase price of land parcels under option at October 31, 1996 was approximately $193,733,000.

  The Company evaluates all of the land under control for proposed communities on an ongoing basis with respect to economic and market feasibility. During the year ended October 31, 1996 such feasibility analyses resulted in approximately $1,001,000 of capitalized costs related to proposed communities being charged to expense because they were no longer deemed to be recoverable.

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

  The Company believes that it has an adequate supply of land in its existing communities and in land held for future development (assuming that all properties are developed) to maintain its operations at its current levels for several years.

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

  Subcontractors perform all home construction and land development work, generally under fixed-price contracts. Toll Brothers acts as a general contractor and purchases some, but not all, of the building supplies it requires (see "PROPERTIES - Manufacturing/Distribution Facility").
The Company is not, and does not anticipate, experiencing a shortage of either subcontractors or supplies of building materials. The Company's construction superintendents and assistant superintendents coordinate subcontracting activities and supervise all aspects of construction work and quality control. One of the ways the Company seeks to achieve home buyer satisfaction is by providing its construction superintendents with incentive compensation arrangements based on each home buyer's responses on pre-closing and post-closing checklists.

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

  The Company advertises extensively in newspapers, other local and regional publications and on billboards. The Company also uses videotapes and attractive color brochures to describe each community. The Company has established a web site on the Internet (http://www.tollbrothers.com) to provide its customers with additional information on the Company and its homes.

  All Toll Brothers homes are sold under the Company's one-year limited warranty as to workmanship and two-year limited warranty as to mechanical equipment. Many of those warranties are supplemented by privately insured programs, which provides the homebuyer a limited ten-year warranty as to structural integrity.

Customer Financing

  The Company makes arrangements with a variety of mortgage lenders to provide home buyers a range of conventional mortgage financing programs. By making available an array of attractive mortgage programs to qualified purchasers, the Company is able to better coordinate and expedite the entire sales transaction by ensuring that mortgage commitments are received and that closings take place on a timely and efficient basis. During fiscal 1996, approximately 56% of the Company's closings were financed through mortgage programs offered by the Company. In addition, during the same period, the Company's home buyers, on average, financed approximately 71% of the purchase price of their homes.

  The Company secures the availability of a variety of competitive market rate mortgage products from both national and regional lenders. Such availability is generally obtained at no cost to the Company and is committed for varying lengths of time and amounts.

  The Company also obtains forward commitments for fixed and variable rate mortgage financing which contain various rate protection features. Such commitments have generally cost the Company from zero to one-half of one percent of the mortgage funds reserved and typically have terms of 9 to 18 months. As of October 31, 1996, there were approximately $106 million of such commitments available, which expire at various dates through December 1997.

Competition

  The homebuilding business is highly competitive and fragmented.  The
Company competes with numerous homebuilders of varying size, ranging from local to national in scope, some of which have greater sales and financial resources than the Company. Resales of homes also provide competition.
The Company competes primarily on the basis of price, location, design, quality, service and reputation; however, during the past several years, the Company's financial stability, relative to others in its industry, has become an increasingly favorable competitive factor. The Company believes that, due to the increased availability of capital, competition has increased during the past several years.

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

  In order to secure certain approvals, the Company may have to provide affordable housing at below market rental or sales prices. The impact on the Company will depend on how the various state and local governments in which the Company engages, or intends to engage, in development implement their programs for affordable housing. To date, these restrictions have not had a material impact on the Company.

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

  The Company maintains a policy of engaging, prior to consummating the purchase of land, independent environmental consultants to assess such land for the potential of hazardous or toxic materials, wastes or substances. Because it has generally obtained such assessments for the land it has purchased, the Company has not been significantly affected to date by the presence of such materials.

Employees

  As of October 31, 1996, the Company employed 1,155 full-time persons; of these, 43 were in executive positions, 134 were engaged in sales activities, 130 in project management activities, 345 in administrative and clerical activities, 321 in construction activities, 77 in engineering activities and 105 in the panel plant operations. The Company considers its employee relations to be good.

ITEM 2.      PROPERTIES

Headquarters

  Toll Brothers' corporate offices, containing approximately 45,000 square feet, are located in a modern facility at 3103 Philmont Avenue, Huntingdon Valley, Montgomery County, Pennsylvania. The facility was purchased by the Company in September 1988.

Manufacturing/Distribution Facility

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

ITEM 3.      LEGAL PROCEEDINGS

  The Company is involved in various claims and litigation arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the business or the financial condition of the Company.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended October 31, 1996.


                  EXECUTIVE OFFICERS OF THE REGISTRANT

  The section entitled "Proposal One: Election of Directors" of the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference.

  The following table includes information with respect to all executive officers of the Company as of October 31, 1996. All executive officers serve at the pleasure of the Board of Directors of the Company.

Name                           Age            Positions

Robert I. Toll                 55        Chairman of the Board,
                                          Chief Executive Officer and Director
Bruce E. Toll                  53        President, Chief Operating Officer,
                                          Secretary and Director
Zvi Barzilay                   50        Executive Vice President and Director
Joel H. Rassman                51        Senior Vice President, Treasurer,
                                           Chief Financial Officer and Director

  Robert and Bruce Toll, who are brothers, co-founded the Company's predecessors' operations in 1967. Their principal occupations since inception have been related to their various homebuilding and other real estate related activities.

  Zvi Barzilay joined the Company as a project manager in 1980 and has been an officer since 1983. In 1994, Mr. Barzilay was elected a Director of the Company.

  Joel H. Rassman has been a senior vice president of the Company since joining the Company in 1984. Mr. Rassman was elected a Director of the Company by the Board of Directors in 1996.


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
    MATTERS

  The Company's common stock is principally traded on the New York Stock Exchange (Symbol:TOL). It is also listed on the Pacific Stock Exchange.

  The following table sets forth the price range of the Company's common stock on the New York Stock Exchange for each fiscal quarter during the two years ended October 31, 1996.


                                Three Months Ended

  1996               October 31          July 31      April 30   January 31
    High               $17 7/8             $18 5/8       $20 5/8   $23 1/2
    Low                $16                 $14 5/8       $15 3/8   $16 5/8

  1995              October 31           July 31      April 30   January 31

    High               $19                 $17 1/4       $13 3/4    $12 1/4
    Low                $15 1/2             $11 5/8       $11 1/8    $9 1/8

  The Company has not paid any cash dividends on its common stock to date and expects that for the foreseeable future it will follow a policy of retaining earnings in order to finance the continued development of its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors. The Company's 10 1/2% Senior Subordinated Notes due March 15, 2002 and 9 1/2% Senior Subordinated Notes due March 15, 2003, contain restrictions on the amount of dividends the Company may pay on its common stock. In addition, the Company's Bank Revolving Credit Agreement requires the maintenance of minimum shareholders' equity which restricts the amount of dividends the Company may pay. As of October 31, 1996, under the most restrictive of the agreements, the Company could pay up to approximately $73,678,000 of cash dividends.

  At December 31, 1996, there were approximately 703 record holders of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected consolidated financial and housing data of the Company as of and for each of the five fiscal years ended October 31, 1996. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Summary Consolidated Income Statement Data (Amounts in thousands, except per share data)

                                                 Year Ended October 31

                                  1996     1995     1994       1993     1992
Revenues                       $760,707  $646,339  $504,064  $395,261  $281,471
                               ========  ========  ========  ========  ========
Income before income taxes,
  extraordinary item and
  change in accounting         $ 85,793   $79,439  $ 56,840  $43,928   $ 28,864
                               ========   =======  ========  =======   ========
Income before extraordinary
  item and change in
  accounting                   $ 53,744   $49,932  $ 36,177  $27,419   $ 17,354
Extraordinary loss                                              (668)      (816)
Cumulative effect of change
  in accounting                                                1,307
                               --------   -------  --------  --------  ---------
Net income                     $ 53,744   $49,932  $ 36,177  $ 28,058  $ 16,538

Earnings per share
Primary
Income before extraordinary
  item and change in
  accounting                   $   1.56   $  1.47  $   1.08  $    .82  $    .52
Extraordinary loss                                               (.02)     (.02)
Cumulative effect of change
  in accounting                                                   .04
                               --------   -------  --------  --------  ---------
Net income                     $   1.56   $  1.47  $   1.08  $    .84  $    .50
                               ========   =======  ========  ========  =========
Weighted average number of
  shares outstanding             34,492    33,909    33,626    33,467    33,234
                               ========   =======  ========  ========  ========
Fully-diluted
Income before extraordinary
  item and change in
  accounting                   $   1.50   $  1.41  $   1.05  $    .82  $    .52
Extraordinary loss                                               (.02)     (.02)
Cumulative effect of change
  in accounting                                                   .04
                               --------   -------  --------  --------  --------
Net income                     $   1.50   $  1.41  $   1.05  $    .84  $    .50
                               ========   =======  ========  ========  ========
Weighted average number of
  shares outstanding             36,891    36,651    35,664    33,583    33,237
                               ========   =======  ========  ========  ========

Summary Consolidated Balance Sheet Data (Amounts in thousands)

                                                October 31
                               1996      1995       1994       1993       1992

Inventory                    $772,471   $623,830   $506,347  $402,515   $287,844
                             ========   ========   ========  ========   ========
Total assets                 $837,926   $692,457   $586,893  $475,998   $384,836
                             ========   ========   ========  ========   ========
Debt
  Loans payable              $132,109   $ 59,057   $ 17,506  $ 24,779   $ 25,756
  Subordinated debt           208,415    221,226    227,969   174,442    128,854
  Collateralized mortgage
    obligations payable         2,816      3,912      4,686    10,810     24,403
                             --------   --------   --------  --------   --------
  Total                      $343,340   $284,195   $250,161  $210,031   $179,013
                             ========   ========   ========  ========   ========
Shareholders' equity         $314,677   $256,659   $204,176  $167,006   $136,412
                             ========   ========   ========  ========   ========

Housing Data

Year ended October 31:          1996       1995       1994      1993      1992
  Number of homes
    closed                      2,109      1,825      1,583     1,324      1,019
  Sales value of homes
    closed
   (in thousands)            $759,303   $643,017   $501,822  $392,560   $279,841

  Number of homes
    contracted                  2,398      1,846      1,716     1,595      1,202
  Sales value of homes
    contracted
    (in thousands)           $884,677   $660,467   $586,941  $490,883   $342,811

As of October 31:
  Number of homes
    in backlog                  1,367      1,078      1,025       892        621
  Sales value of homes
    in backlog
   (in thousands)            $526,194   $400,820   $370,560  $285,441   $187,118

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     The following table sets forth certain income statement items related to the Company's operations as percentages of total revenues:

    Year Ended October 31:                       1996       1995     1994
                                                 ----       ----     ----
    Revenues                                     100.0%    100.0%   100.0%
                                                 ------    ------   ------
    Costs and expenses:
    Land and housing construction                 76.4      75.0     75.4
    Selling, general and administrative            9.1       9.2      9.7
    Interest                                       3.2       3.4      3.6
                                                   ---       ---      ---
    Total costs and expenses                      88.7      87.6     88.7
                                                  ----      ----     ----
    Operating income                              11.3%     12.4%    11.3%
                                                  =====     =====    =====
FISCAL 1996 COMPARED TO FISCAL 1995

     Revenues for fiscal 1996 of $761 million exceeded those of fiscal 1995 by $114 million or 18%. This increase in revenues was due to an increase in both the number of homes and average price per home delivered. The increase in the number of homes delivered was due to the higher backlog of homes at October 31, 1995 as compared to October 31, 1994 and to the greater number of homes sold during fiscal 1996 as compared to fiscal 1995. The increase in the number of homes sold was the result of the higher number of selling communities that the Company had in 1996 over 1995 and an increase in the average number of homes sold per community. The increase in the average delivered price per home was due principally to a change in product mix to larger homes, a shift to more expensive locations, an increase in the value of options that the homebuyers selected and increases in selling prices in a number of the Company's communities. The increase in the average delivered price was partially offset by an increase in sales incentives provided to the homebuyers.

     Land and construction costs as a percentage of revenues increased in fiscal 1996 as compared to fiscal 1995. The increase was due principally to increased material and overhead costs, increased costs of sales incentives and the additional start-up costs, generally higher construction costs and the inefficiencies of production associated with the Company's expansion into California, Arizona, Texas, North Carolina and Florida. The increased overhead costs were due principally to the severe winter weather conditions that the Company encountered in many of its markets in fiscal 1996. The cost increases were partially offset by the lower amount of inventory writedowns in 1996($4.6 million) as compared to 1995($5.4 million).

     Selling, general and administrative expenses amounted to $69.7 million or 9.1% of revenues in fiscal 1996 as compared to $59.7 million or 9.2% of revenues in fiscal 1995. The increased spending was attributable to the greater number of communities that the Company was operating in 1996 as compared to 1995 as well as the additional costs associated with the Company's geographic expansion.

    Interest expense is determined on a specific lot-by-lot basis and will vary depending on many factors including the period of time that the land under the home was owned, the length of time that the house was under construction, and the interest rates and amount of debt carried by the Company in proportion to the amount of inventory during those periods.

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

    Selling, general and administrative expenses ("SG&A") in 1995 and 1994 amounted to $59.7 million (9.2% of revenues) and $48.8 million (9.7% of revenues), respectively. The increased spending in 1995 was the result of an increase in selling expense due to the larger number of communities in which the Company was offering homes for sale in 1995 as compared to 1994 and an increase in general and administrative expenses, primarily payroll and payroll-related costs, due to the overall growth and increased profitability of the Company. The decline in SG&A, as a percentage of revenues, was due to revenues increasing at a faster rate than SG&A spending.

    Interest expense is determined on a specific lot-by-lot basis and will vary depending on many factors including the period of time that the land was owned, the period of time that the house was under construction, and the interest rates and the amount of debt carried by the Company in proportion to the amount of its inventory during those periods. As a percentage of revenues, interest expense was lower in 1995 as compared to 1994. The decline was principally the result of an 11% increase in the average price of homes closed in 1995 over 1994 while capitalized interest per home closed in 1995 only increased 6%.

INCOME TAXES

    Income taxes for fiscal 1996, 1995 and 1994 were provided at effective rates of 37.4%, 37.1% and 36.4%, respectively.

CAPITAL RESOURCES AND LIQUIDITY

    Funding for the Company's residential development activities is principally provided by cash flows from operations, public debt and equity markets, and unsecured bank borrowings.

    Cash flow from operations, before inventory additions, improved as operating results improved and the Company anticipates that the cash flow from operations will continue to improve as a result of an increase in revenues from the delivery of homes from the existing backlog as well as from new sales agreements. The Company has used the cash flow from operations and borrowings under its revolving credit facility to acquire additional land for new communities, to fund additional expenditures for land development and construction costs needed to meet the requirements of the increased backlog, the continuing expansion of the number of communities in which the Company is offering homes for sale and to reduce debt. The Company expects that inventories will continue to increase and is currently negotiating and searching for additional opportunities to obtain control of land for future communities.

    The Company has a $250 million unsecured revolving credit facility with fifteen banks which extends through June 2000. The facility reduces by 50% in June 1999 unless extended as provided for in the agreement. As of October 31, 1996, the Company had $50 million of loans and approximately $26.1 million of letters of credit outstanding under the facility. In addition, the Company has a $50,000,000 loan commitment from two banks under which the Company will borrow the funds in March 1997 for a period of five years at a fixed interest rate of 7.82%.

    In November 1996, the Company issued $100,000,000 of 8 3/4% Senior Subordinated Notes to the public. The notes mature in November 2006. The net proceeds are to be used for general corporate purposes.

    The Company believes that it will be able to fund its activities through a combination of existing cash resources, operating cash flow and existing sources of credit.

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

    The Company generally contracts for land significantly before development and sales efforts begin. Accordingly, to the extent land acquisition costs are fixed, increases or decreases in the sales prices of homes may affect the Company's profits. Since the sales prices of homes are fixed at the time of sale and the Company generally sells its homes prior to commencement of construction, any inflation of costs in excess of those anticipated may result in lower gross margins. The Company generally attempts to minimize that effect by entering into fixed-price contracts with its subcontractors and material suppliers for specified periods of time, which generally do not exceed one year.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                               PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item with respect to executive officers of the Company is set forth in Part I. The information required by this item with respect to the Directors of the Company is incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.


ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.


              STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included herein and in other Company statements, reports and S.E.C. filings is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning anticipated operating results, financial resources, growth and expansion. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed therein. These risks and uncertainties include local, regional and national economic conditions, the effects of governmental regulation, the competitive environment in which the Company operates, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, the availability of capital, the availability and cost of labor and materials, and weather conditions.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedule

       1.       Financial Statements
                                                                     Page

          Report of Independent Auditors                              F-1
          Consolidated Statements of Income for the
               Years Ended October 31, 1996, 1995 and 1994            F-2
          Consolidated Balance Sheets as of
               October 31, 1996 and 1995                              F-3
          Consolidated Statement of Shareholder's Equity
               for the Years Ended  October 31, 1996, 1995 and 1994   F-4
          Consolidated Statements of Cash Flows for the
               Years Ended October 31, 1996, 1995 and 1994            F-5
          Notes to Consolidated Financial Statements               F-6 - F-13
          Summary Consolidated Quarterly Data                         F-14

       2. Financial Statement Schedule

          Schedule II -   Valuation and Qualifying Accounts
                                for the Years Ended October 31,
                                1996, 1995 and 1994                   F-15

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

         Exhibit
         Number                           Description

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

          4.5 Indenture dated as of November 12, 1996 between Toll Corp., as issuer, the Registrant, as guarantor, NBD Bank, a Michigan banking corporation, as Trustee, including form of guarantee, is hereby incorporated by reference to
                 Exhibit 4.1 of the Registrant's Form 8-K dated November 6, 1996 filed with the Securities and Exchange Commission.

         10.1 Revolving credit agreement, dated as of November 1, 1993 as amended through May 8, 1996, among First Huntingdon Finance Corp., the Registrant, PNC Bank, National Association, CoreStates Bank, N.A., The First National Bank of Chicago, NationsBank National Association, Bank Hapoalim B.M., Kleinwort Benson Limited, Mellon Bank, The Fuji Bank, Limited, Credit Lyonnais, New York Branch, Banque Paribas, Krieditbank N.V., Comerica Bank, Bayerische Vereinsbank AG, New York Branch, The Industrial Bank of Japan Trust Company, The Sanwa Bank Limited and PNC Bank, National Association, as Agent.

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

       Exhibit
        Number                           Description

         10.6 Toll Brothers, Inc. Cash Bonus Plan is hereby incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 25, 1994.

         10.7 Amendment to the Toll Brothers, Inc. Cash Bonus Plan adopted by the Board of Directors subject to shareholder approval.

         10.8    Toll Brothers, Inc. Stock Option and Incentive Stock Plan
                 (1995) is hereby incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995.

         10.9 Amendment to the Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) adopted by the Board of Directors on May 29, 1996 subject to shareholder approval.

        10.10    Stock Redemption Agreement between the Registrant and Robert
                 I. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.7 of the Registrants Form 10-K for the Fiscal Year ended October 31, 1995.

        10.11    Stock Redemption Agreement between the Registrant and Bruce
                 E. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.8 of the Registrants Form 10-K for the Fiscal Year ended October 31, 1995.

        10.12 Agreement between the Registrant and Joel H. Rassman, dated June 30, 1988, is hereby incorporated by reference to
                 Exhibit 10.8 of Toll Corp.'s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 9, 1988, File No. 33-23162.

        10.13    Agreement regarding sharing of office expenses, dated
                 May 29, 1986, among Robert Toll, Bruce Toll and the Registrant, is hereby incorporated by reference to
                 Exhibit 10.8 of the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 8, 1986, File No. 33-6066.

         11      Statement regarding computation of Per Share Earnings.

         22      Subsidiaries of the Registrant.

         24      Consent of Independent Auditors.

         27      Financial Data Schedule


(b)    Reports on Form 8-K

              No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                            SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Lower Moreland, Commonwealth of Pennsylvania on
  December 12, 1996.
                                       TOLL BROTHERS, INC.
                                       By: /s/ Robert I. Toll
                                           -------------------------
                                           Robert I. Toll
                                           Chairman of the Board and
                                           Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
       Signature                        Title                 Date

   /s/ Robert I. Toll           Chairman of the Board         December 12, 1996
   Robert I. Toll               of Directors and Chief
                                Executive Officer
                                (Principal Executive Officer)

   /s/ Bruce E. Toll            President, Chief Operating    December 12, 1996
   Bruce E. Toll                Officer, Secretary
                                and Director

   /s/ Zvi Barzilay             Executive Vice President      December 12, 1996
   Zvi Barzilay                 and Director

   /s/ Joel H. Rassman          Senior Vice President,        December 12, 1996
   Joel H. Rassman              Treasurer, Chief
                                Financial Officer and Director
                                (Principal Financial Officer)

   /s/ Joseph R. Sicree         Vice President and            December 12, 1996
   Joseph R. Sicree             Chief Accounting Officer
                                (Principal Accounting
                                Officer)

   /s/ Robert S. Blank          Director                      December 12, 1996
   Robert S. Blank

   /s/ Richard J. Braemer       Director                      December 12, 1996
   Richard J. Braemer

   /s/ Roger S. Hillas          Director                      December 12, 1996
   Roger S. Hillas

   /s/ Carl B. Marbach          Director                      December 12, 1996
   Carl B. Marbach

   /s/ Paul  E. Shapiro         Director                      December 12, 1996
   Paul E. Shapiro

REPORT OF INDEPENDENT AUDITORS
  The Board of Directors and Shareholders
  Toll Brothers, Inc.

  We have audited the accompanying consolidated balance sheets of Toll Brothers, Inc. and subsidiaries at October 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 1996. Our audits also included the financial statement schedule listed in the Index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toll Brothers, Inc. and subsidiaries at October 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                               /s/  Ernst & Young LLP


  Philadelphia, Pennsylvania
    December 10, 1996
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

                                              Year Ended October 31
                                            1996         1995      1994
Revenues:
  Housing sales                           $759,303     $643,017  $501,822
  Interest and other                         1,404        3,322     2,242
                                          --------     --------  --------
                                           760,707      646,339   504,064
                                          --------     --------  --------
Costs and expenses:
  Land and housing construction            580,990      485,009   380,240
  Selling, general and administrative       69,735       59,684    48,789
  Interest                                  24,189       22,207    18,195
                                          --------     --------  --------
                                           674,914      566,900   447,224
                                          --------     --------  --------

Income before incomd taxes                  85,793       79,439    56,840
Income taxes                                32,049       29,507    20,663
                                          --------     --------  --------
Net income                                $ 53,744     $ 49,932  $ 36,177
                                          ========     ========  ========
Earnings per share
   Primary                                $   1.56     $   1.47  $   1.08
   Fully-diluted                          $   1.50     $   1.41  $   1.05
Weighted average number of shares
   Primary                                  34,492       33,909    33,626
                                          ========     ========  ========
   Fully-diluted                            36,891       36,651    35,664
                                          ========     ========  ========

                       See accompanying notes.

CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except share amounts)


                                                         October 31
                                                      1996      1995

ASSETS
  Cash and cash equivalents                        $ 22,891   $ 27,772
  Inventory                                         772,471    623,830
  Property, construction and office
   equipment, net                                    12,948     11,898
  Receivables, prepaid expenses and other
   assets                                            26,783     25,017
  Mortgage notes receivable                           2,833      3,940
                                                   --------   --------
                                                   $837,926   $692,457
                                                   ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Loans payable                                    $132,109   $ 59,057
  Subordinated notes                                208,415    221,226
  Customer deposits on sales contracts               43,387     36,194
  Accounts payable                                   42,423     31,640
  Accrued expenses                                   58,211     46,771
  Collateralized mortgage obligations payable         2,816      3,912
  Income taxes payable                               35,888     36,998
                                                   --------   --------
    Total liabilities                               523,249    435,798
                                                   --------   --------
Shareholders' equity
  Preferred stock, none issued
  Common stock, 33,918,606 and 33,638,026 shares
   issued at October 31, 1996 and 1995, respectively    339        336
  Additional paid-in capital                         43,018     38,747
  Retained earnings                                 271,320    217,576
                                                   --------   --------
    Total shareholders' equity                      314,677    256,659
                                                   --------   --------
                                                   $837,926   $692,457
                                                   ========   ========

                      See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Amounts in thousands)

                                                   Additional
                                 Common   Stock    Paid-In    Retained
                                 Shares   Amount   Capital    Earnings    Total
Balance, November 1, 1993        33,319    $333    $35,206    $131,467  $167,006
  Net income                                                    36,177    36,177
  Exercise of stock options         101       1        954                   955
  Employee stock plan
   purchases                          3                 38                    38
                                -------  ------    -------    --------  --------
Balance, October 31, 1994        33,423     334     36,198     167,644   204,176
  Net income                                                    49,932    49,932
  Exercise of stock options         213       2      2,525                 2,527
  Employee stock plan
   purchases                          2                 24                    24
                                -------  ------    -------    --------  --------
Balance, October 31, 1995        33,638     336     38,747     217,576   256,659
  Net income                                                    53,744    53,744
  Exercise of stock options         276       3      4,196                 4,199
  Employee stock plan
   purchases                          5                 75                    75
                                -------  ------    -------    --------  --------
Balance, October 31, 1996        33,919  $  339    $43,018    $271,320  $314,677
                                =======  ======    =======    ========  ========

                      See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands)

                                                      Year Ended October 31
                                                       1996    1995     1994

Cash flows from operating activities:
 Net income                                           53,744 $ 49,932  $ 36,177
 Adjustments to reconcile net income to net cash
   used in operating activities:
   Depreciation and amortization                       3,306    2,943     2,687
   Loss (gain) from repurchase of subordinated debt      540     (355)    (616)
   Deferred tax provision (benefit)                      877     (476)    (361)
   Net realizable value provisions                     1,000    3,800     4,300
   Changes in operating assets and liabilities:
      Increase in inventory                         (138,059)(118,720)(104,482)
      Increase in receivables, prepaid
         expenses and other assets                    (2,783)  (3,345) (1,481)
      Increase in customer deposits on sales contracts 7,193    6,123   7,622
      Increase in accounts payable
         and accrued expenses                         22,223    8,625  22,594
      (Decrease) increase in income taxes payable     (1,805)   4,957   4,046
                                                     -------- ------- --------
 Net cash used in operating activities               (53,764) (46,516)(29,514)
                                                     -------- ------- --------
Cash flows from investing activities:
  Sale (purchase) of marketable securities                      3,674  (1,691)
  Purchase of property and equipment, net             (3,596)  (2,452) (2,968)
  Principal repayments of mortgage
      notes receivable                                 1,107      684   5,308
                                                     -------  ------- -------
Net cash (used in) provided by investing activities  (2,489)    1,906     649

Cash flows from financing activities:                -------  ------- -------
    Proceeds from loans payable                      173,028  160,000  23,493
    Principal payments of loans payable             (111,738)(121,159)(35,900)
    Net proceeds from issuance of subordinated debt                    55,541
 Repurchase of subordinated debt                     (13,096)  (6,256) (3,290)
    Principal payments of collateralized mortgage
    obligations payable                               (1,096)    (780) (6,152)
  Proceeds from stock options exercised and
   employee stock plan purchases                       4,274    2,551     870
                                                     -------  -------  ------
 Net cash provided by financing activities            51,372   34,356  34,562
                                                     -------  -------  ------
Net (decrease) increase in cash and cash equivalents  (4,881)(10,254)   5,697
Cash and cash equivalents, beginning of year          27,772  38,026   32,329
                                                     ------- -------  -------
Cash and cash equivalents, end of year               $22,891 $27,772  $38,026
                                                     ======= =======  =======
Supplemental disclosures of cash flow information
  Interest paid, net of amount capitalized           $ 8,612 $ 7,587  $ 6,762
                                                     ======= =======  =======
  Income taxes paid                                  $32,116 $24,547  $16,977
                                                     ======= =======  =======
Supplemental disclosures of noncash activities
  Residential inventories acquired through
    seller financing                                 $11,582 $ 2,563  $ 5,000
                                                     ======= =======  =======
  Income tax benefit relating to exercise of
    employee stock options                           $   861 $   478  $   124
                                                     ======= =======  =======

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

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income recognition
The Company is engaged in the development, construction and sale of residential housing. Revenues and cost of sales are recorded at the time each home sale is closed and title and possession have been transferred to the buyer. Closing normally occurs shortly after construction is substantially completed.

Cash and cash equivalents
Liquid investments with original maturities of three months or less are classified as cash equivalents. The carrying value of these investments approximates fair market value.

Property, construction and office equipment
Property, construction and office equipment are recorded at cost and are stated net of accumulated depreciation of $16,159,000 and $14,079,000 at October 31, 1996 and 1995, respectively. Depreciation is recorded by using the straight-line method over the estimated useful lives of the assets.

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

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"). The new rules establish standards for the recognition and measurement of impairment losses on long-lived assets. The Company will adopt FAS 121 in the first quarter of fiscal 1997 and does not believe that it will have a material effect on its financial position or results of operations

Income taxes
Income taxes are provided using the liability method prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This Statement requires a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

Earnings per share

The computation of primary and fully-diluted earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding. In addition, the computation of fully-diluted earnings per share assumes the conversion of the Company's 4 3/4% Convertible Senior Subordinated Notes due 2004 at $21.75 per share for the period that the notes were outstanding, although the closing price of the Company's common stock on the New York Stock Exchange on October 31, 1996 was $17.125 per share.

Acquisition

In August 1995, the Company acquired certain assets of Geoffrey H. Edmunds & Associates, a privately owned luxury homebuilder located in Scottsdale, Arizona. The Company, through this acquisition, obtained ownership or control of 773 lots in the Scottsdale area. The acquisition took place in phases with the merger of the Edmunds organization completed in April 1996. The acquisition price was not material to the financial position of the Company.

2.  Inventory

Inventory consists of the following(amounts in thousands):

                                                   October 31
                                                 1996      1995
          Land and land development costs     $204,527   $182,790
          Construction in progress             491,552    377,456
          Sample homes                          40,017     32,448
          Land deposits and costs of
             future development                 16,243     13,555
          Loan assets acquired for
             future development                  4,106      5,157
          Deferred marketing and
             financing costs                    16,026     12,424
                                              --------   --------
                                              $772,471   $623,830
                                              ========   ========

          Construction in progress includes the cost of homes under construction, land and land development costs and the carrying costs of lots that have been substantially improved.

Loan assets acquired for future development represent loans secured by liens on real property purchased from various banks. If the Company acquires title to the property, the cost of the loan asset is reclassified to land and land development costs.

For the years ended October 31, 1996, 1995 and 1994, the Company provided for inventory writedowns to net realizable value and the expensing of costs which it believed not to be recoverable of $4,611,000, $5,366,000 and $6,957,000, respectively.

Interest capitalized in inventories is charged to interest expense when the related inventories are closed. Interest incurred, capitalized and expensed for the three years ended October 31, 1996 is as follows(amounts in thousands):
                                         1996          1995       1994

       Interest capitalized,
          beginning of year            $43,142       $39,835    $38,270
       Interest incurred                27,695        25,780     21,701
       Interest expensed               (24,189)      (22,207)   (18,195)
       Write-off to cost
          and expenses                    (457)         (266)    (1,941)
       Interest capitalized,           -------       -------    -------
          end of year                  $46,191       $43,142    $39,835
                                       =======       =======    =======

3.  Loans payable and subordinated notes

Loans payable consists of the following(amounts in thousands):
                                                      October 31,
                                                    1996      1995

    Revolving credit facility borrowing           $50,000   $52,000
    Term loan due July 2001                        68,000
    Other                                          14,109     7,057
                                                 --------   -------
                                                 $132,109   $59,057
                                                 ========   =======

The Company has a $250,000,000 unsecured revolving credit facility with fifteen banks which extends through June 2000. The facility reduces by 50% in June 1999 unless extended as provided for by the agreement. Interest is payable on short-term borrowing at 1.10% above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. The Company fixed the interest rate on $50,000,000 of borrowing at 7.54% until June 2000.
As of October 31, 1996, letters of credit and obligations under escrow agreements of $26,127,000, were outstanding. The agreement contains various covenants, including financial covenants related to consolidated shareholders' equity, indebtedness and inventory. The agreement requires that the Company maintain a minimum consolidated shareholders' equity which restricts the payment of cash dividends and the repurchase of Company stock to approximately $73,678,000 as of October 31, 1996.
In July 1996, the Company borrowed $68,000,000 from eight banks for a period of five years at a fixed interest rate of 7.91%. The agreement contains the same financial covenants as the Company's revolving credit facility.

The carrying value of the loans payable approximates the estimated fair market value

Subordinated notes consists of the following(amounts in thousands):

                                                            October 31,
                                                          1996       1995

        >
10 1/2% Senior Subordinated Notes, due March 15,2002  $ 87,800    $ 94,500
9 1/2% Senior Subordinated Notes, due March 15,2003     69,960      73,960
4 3/4% Convertible Senior Subordinated Notes,
   due January 15, 2004                                 50,999      53,199
Bond discount                                             (344)       (433)
                                                      --------    --------
                                                      $208,415    $221,226
                                                      ========    ========

The 10 1/2% notes are subordinated to all senior indebtedness of the Company. These notes are redeemable in whole or in part, at the option of the Company on or after March 15, 1997 at various prices. The indenture restricts certain payments by the Company including cash dividends and the repurchase of Company stock.

The 9 1/2% notes are subordinated to all senior indebtedness of the Company.
The notes are redeemable in whole or in part, at the option of the Company on or after March 15, 1998 at various prices. The indenture restricts certain payments by the Company including cash dividends and the repurchase of Company stock.

The 4 3/4% convertible notes are subordinated to all senior indebtedness of the Company. The notes are convertible into shares of common stock of the Company at the option of the noteholders at any time prior to maturity at a conversion price of $21.75 per share. The notes are redeemable, in whole or in part, at the option of the Company on or after January 15, 1997 at various prices.

In November 1996, the Company issued $100,000,000 of 8 3/4% senior subordinated notes due in 2006. The notes, redeemable in whole or in part, at the option of the Company on or after November 15, 2001 at various prices, are subordinated to all senior indebtedness of the Company and have the same restrictions as to the payment of dividends and the repurchase of Company stock as the 9 1/2% notes.

During fiscal 1996, 1995 and 1994, the Company repurchased $12,900,000, $6,801,000 and $4,040,000, respectively, of the various issues of notes in open market purchases. The gains and losses from the repurchases were immaterial and included in other income.

As of October 31, 1996, the aggregate fair market value of all the outstanding subordinated notes, based upon their quoted market prices, was approximately $214,574,000.

The annual aggregate maturities of the Company's loans and notes during the next five fiscal years are: 1997 - $8,941,000; 1998 -$ 2,944,000; 1999 -
$353,000; 2000 - $51,871,000 and 2001 - $68,000,000.

4.  Shareholders' equity

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

Stock option plans

The Company's three stock option plans for employees, officers and non-employee directors provide for the granting of incentive stock options and nonstatutory options with a term of up to ten years at a price not less than the market price of the stock at the date of grant. The Company's Stock Option and Incentive Stock Plan (1995) provides for automatic increases each January 1 in the number of shares available for grant by 2% of the number of shares outstanding (including treasury shares). The 1995 Plan restricts the number of options that may be granted in a calendar year to the lesser of the number of shares available for grant or 2,500,000 shares.

The following summarizes stock option activity for the three plans during the three years ended October 31, 1996:

                                         Number             Option Price
                                       of Shares              Per Share
          Outstanding,
            November 1, 1993         1,031,750            $ 3.25  - $15.13
          Granted                      729,200             15.81  -  19.00
          Exercised                   (106,425)             3.25  -  12.75
          Cancelled                    (41,400)            10.75  -  15.88
          Outstanding,
            October 31, 1994         1,613,125            $ 3.25  - $19.00
          Granted                    1,022,200              9.94  -  11.00
          Exercised                   (212,775)             3.25  -  15.88
          Cancelled                    (80,350)             9.94  -  15.88
          Outstanding,
            October 31, 1995         2,342,200            $ 3.25  - $19.00
          Granted                      843,450             17.31  -  20.25
          Exercised                   (276,000)             3.25  -  15.88
          Cancelled                    (37,825)             9.94  -  20.25
          Outstanding
            October 31, 1996         2,871,825             $ 3.25 - $20.25
          Exercisable,
            October 31, 1996         1,751,800             $ 3.25 - $19.00

Options available for grant at October 31, 1996, 1995 and 1994 under all the plans were 2,899,000, 3,260,000, and 2,537,000, respectively.

Bonus Award Shares

Under the terms of the Company's Cash Bonus Plan covering the Chairman of the Board and Chief Operating Officer (the "Executives"), each Executive is entitled to receive cash bonus awards based upon the pretax earnings and shareholders' equity of the Company. In May 1996, the Board of Directors and the Executives agreed, subject to shareholder approval, that any bonus payable under the plan for each of the three fiscal years ended
October 31, 1998 shall be made (except for specified conditions) in shares of the Company's common stock using the value of the stock as of the date of the agreement ($17.125 per share).  On October 31, 1996, the closing price of the Company's common stock on the New York Stock Exchange was $17.125. The shares will be allocated from the Company's Stock Option and
Incentive Stock Plan (1995).   The Executives will receive 66,975 shares each
for their 1996 bonus award if the shareholders approve the amendments to the Cash Bonus Plan and the Stock Option and Incentive Stock Plan (1995).

Employee stock purchase plan

The Company's Employee Stock Purchase Plan enables substantially all employees to purchase the Company's common stock for 95% of the market price of the
stock on specified offering dates.   The plan, which terminates in
December 2001, provides that 100,000 shares be reserved for purchase. As of October 31, 1996, a total of 65,780 shares were available for issuance.

The following summarizes stock purchases under this plan during the three years ended October 31, 1996:
                              Number of           Price
                               Shares             Range

              1994        3,124             $10.81  -  $17.10
              1995        1,942               9.62  -   17.81
              1996        4,580              15.68  -   21.73

Redemption of Common Stock

In order to help provide for an orderly market in the Company's common stock in the event of the death of either Robert I. Toll or Bruce E. Toll (the "Tolls"), or both of them, the Company and the Tolls have entered into agreements in which the Company has agreed to purchase from the estate of each of the Tolls $10,000,000 of the Company's common stock (or a lesser amount under certain circumstances) at a price equal to the greater of fair market value (as defined) or book value (as defined).
Further, the Tolls have agreed to allow the Company to purchase $10,000,000 of life insurance on each of their lives. In addition, the Tolls granted the Company an option to purchase up to an additional $30,000,000 (or a lesser amount under certain circumstances) of common stock from each of their estates. The agreements expire in October 2005.

5.  Income taxes

The provision for income taxes includes federal and state taxes. Substantially all of the difference between the effective tax rate
(37.4%, 37.1% and 36.4% for 1996, 1995 and 1994, respectively) used in these provisions and the statutory federal tax rate of 35% was due to state taxes, net of federal tax benefit, and in 1994, the recalculation of the deferred tax balances due to an increase in the federal statutory rate, a decrease in the estimated state tax rate, and the effect of nontaxable income generated from short-term investments.

The provisions for income taxes for the three years ended October 31, 1996 were as follows (amounts in thousands):

                          1996         1995       1994

       Federal          $29,013       $27,586   $19,020
       State              3,036         1,921     1,643
                        $32,049       $29,507   $20,663

       Current          $31,172       $29,983   $21,024
       Deferred             877          (476)     (361)
                        $32,049       $29,507   $20,663

The components of income taxes payable as of October 31, 1996 and 1995 were (amounts in thousands):

                                   1996      1995
         Current                  $21,999   $23,986
         Deferred                  13,889    13,012
                                  -------   -------
                                  $35,888   $36,998
                                  =======   =======

The components of net deferred taxes payable as of October 31, 1996 and 1995 were (amounts in thousands):

                                         1996     1995
    Deferred tax liabilities
      Capitalized interest             $16,203   $16,776
      Deferred expenses                  4,434     2,955
      Other                                314       225
                                       -------   -------
        Total                           20,951    19,956
                                       -------   -------

    Deferred tax assets
      Net realizable value
        reserves                         3,640     3,699
      Inventory valuation
        differences                      1,556     1,780
      Accrued expenses
        deductible when paid               522       791
      Other                              1,344       674
                                       -------   -------
       Total                             7,062     6,944
                                       -------   -------
    Net deferred tax liability         $13,889   $13,012
                                       =======   =======
6.  Employee retirement plan

The Company maintains a salary deferral savings plan covering substantially all employees. The plan provides for Company contributions totaling 2% of all eligible compensation, plus 2% of eligible compensation above the social security wage base, plus matching contributions of up to 2% of eligible compensation of employees electing to contribute via salary deferrals.
Company contributions with respect to the plan totaled $1,061,000, $851,000 and $770,000, for the years ended October 31, 1996, 1995 and 1994, respectively.

7.  Commitments and contingencies

As of October 31, 1996, the Company had agreements to purchase land and improved home sites for future development with purchase prices aggregating approximately $193,733,000 of which $9,802,000 had been paid or deposited.
Purchase of the properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

As of October 31, 1996, the Company had agreements of sale outstanding to deliver 1,367 homes with an aggregate sales value of approximately
$526,194,000. As of that date, the Company has arranged through a number of outside mortgage lenders to provide approximately $174,000,000 of mortgages related to those sales agreements.

In August 1996, the Company entered into an agreement with two banks to borrow
$50,000,000 in March 1997, at a fixed interest rate of 7.82% for a period of five years. The agreement contains covenants similar to the Company's revolving credit facility.

The Company is involved in various claims and litigation arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material effect on the business or on the financial condition of the Company.

Summary Consolidated Quarterly Financial Data (Unaudited)
    (Amounts in thousands, except per share data)


                                          Three Months Ended
                                  Oct. 31     July 31      April 30   Jan. 31
FISCAL 1996:
Revenues                         $260,351    $212,778      $145,508  $142,070
Income before income taxes       $ 35,216    $ 24,609      $ 12,753  $ 13,215
Net income                       $ 22,085    $ 15,413      $  7,978  $  8,268
Earnings per share
  Primary                        $    .64    $    .45      $    .23  $    .24
  Fully-diluted                  $    .61    $    .43      $    .23  $    .23
Weighted average number of
 shares outstanding
  Primary                          34,479      34,435        34,506    34,547
  Fully-diluted                    36,833      36,780        36,929    37,023

FISCAL 1995:
Revenues                         $199,606     $186,928     $137,488  $122,317
Income before income taxes       $ 27,151     $ 24,360     $ 15,081  $ 12,847
Net income                       $ 16,986     $ 15,242     $  9,445  $  8,259
Earnings per share
  Primary                        $    .49     $    .45     $    .28  $    .25
  Fully-diluted                  $    .47     $    .43     $    .27  $    .24
Weighted average number of
 shares outstanding
  Primary                          34,326       34,074       33,707    33,527
  Fully-diluted                    36,774       36,605       36,153    36,009

                 TOLL BROTHERS, INC. AND SUBSIDIARIES
           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        (Amounts in thousands)


                                                 Additions
                        Balance at  Charged to  Charged to             Balance
                        Beginning   Costs and   Other                  at End
Description             of Period   Expenses    Accounts   Deductions  of Period
                                                                  (A)

Net realizable value
reserves for inventory
of land and land
development costs:


Year ended
  October 31, 1994:
    Delaware                        $1,000                              $1,000
    Massachusetts       $2,759         300                  $1,393       1,666
    New Jersey           3,056       3,000                     367       5,689
    Pennsylvania         1,247                               1,247
    Total               $7,062      $4,300                  $3,007      $8,355

Year ended
  October 31, 1995:
    Delaware            $1,000                              $  320     $   680
    Massachusetts        1,666      $1,000                     270       2,396
    New Jersey           5,689       2,800                   1,131       7,358
    Total               $8,355      $3,800                  $1,721     $10,434

Year ended
  October 31, 1996:
    Delaware           $   680                              $  183      $  497
    Massachusetts        2,396                               1,698         698
    New Jersey           7,358      $1,000                     150       8,208
    Total              $10,434      $1,000                  $2,031      $9,403

    (A) Represents amount of reserves utilized, which is recorded at the time that affected homes are closed.