Form 10-Q
period 1997-01-31
TOLL BROTHERS INC
filed 1997-03-05
CIK 794170

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES             EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
ENDED   January 31, 1997
                                  OR
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

    Common Stock, $.01 par value:  34,014,730 shares as of February 24, 1997

                 TOLL BROTHERS, INC. AND SUBSIDIARIES

                                 INDEX


                                                        Page No.

PART I.  Financial Information

ITEM 1.  Financial Statements

    Condensed Consolidated Balance Sheets                       1
      January 31, 1997 (Unaudited) and October 31, 1996

    Condensed Consolidated Statements of Income (Unaudited)     2
      Three Months Ended January 31, 1997 and 1996

    Condensed Consolidated Statements of Cash Flows             3
      (Unaudited)
      Three Months Ended January 31, 1997 and 1996

    Notes to Condensed Consolidated Financial Statements        4
      (Unaudited)

ITEM 2.  Management's Discussion and Analysis of                6
          Financial Condition and Results of Operations


PART II. Other Information                                      8


SIGNATURES                                                      9

STATEMENT OF FORWARD-LOOKING INFORMATION

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

                 CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Amounts in thousands)


                                         January 31,         October 31,
                                            1997                1996
                                         -----------         -----------
                                         (unaudited)
ASSETS

  Cash and cash equivalents                  $85,709             $22,891
  Residential inventories                    808,607             772,471
  Property, construction and office
    equipment                                 14,467              12,948
  Receivables, prepaid expenses and
    other assets                              26,838              26,783
  Mortgage notes receivable                    2,706               2,833
                                            --------            --------
                                            $938,327            $837,926
                                            ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Loans payable                             $132,645            $132,109
  Subordinated notes                         307,691             208,415
  Customer deposits on sales
    contracts                                 43,004              43,387
  Accounts payable                            32,940              42,423
  Accrued expenses                            62,588              58,211
  Collateralized mortgage
    obligations payable                        2,695               2,816
  Income taxes payable                        29,524              35,888
                                            --------            --------
    Total liabilities                        611,087             523,249
                                            --------            --------
Shareholders' equity:
  Preferred stock
  Common stock                                   340                 339
  Additional paid-in capital                  44,255              43,018
  Retained earnings                          282,645             271,320
                                            --------            --------
  Total shareholders' equity                 327,240             314,677
                                            --------            --------
                                            $938,327            $837,926
                                            ========            ========


                        See accompanying notes

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Amounts in thousands, except per share data)
                               (Unaudited)
                                                 Three months
                                               ended January 31
                                               ----------------
                                                 1997     1996
                                                 ----     ----
Revenues:
  Housing sales                               $201,437   $141,414
  Interest and other                             1,083        656
                                              --------   --------
                                               202,520    142,070
                                              --------   --------
Costs and expenses:
  Land and housing construction                155,381    109,122
  Selling, general and
    administrative                              18,820     15,232
  Interest                                       6,137      4,501
                                              --------   --------
                                               180,338    128,855
                                              --------   --------
Income before income taxes and
  extraordinary loss                            22,182     13,215
Income taxes                                     8,085      4,947
                                              --------    -------
Income before extraordinary loss              $ 14,097    $ 8,268
Extraordinary loss from extinguishment
  of debt, net of income taxes of $1,659         2,772
                                              --------   --------
Net income                                    $ 11,325   $  8,268
                                              ========   ========
Earnings per share
Primary
  Income before extraordinary loss            $    .41    $   .24
  Extraordinary loss from extinguishment
   of debt                                         .08
                                              --------   --------
  Net income                                  $    .33   $    .24
                                              ========   ========
Fully-diluted
  Income before extraordinary loss            $    .39   $    .23
  Extraordinary loss from extinguishment of
  debt                                             .07
                                              --------   --------
  Net income                                  $    .32   $    .23
                                              ========   ========
Weighted average number of shares
  Primary                                       34,682     34,547
  Fully-diluted                                 37,027     37,023

                          See accompanying notes

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Amounts in thousands)   (Unaudited)

                                                            Three months
                                                           ended January 31
                                                           ----------------
                                                            1997      1996
                                                            ----      ----
Cash flows from operating activities:
   Net income                                              $11,325   $8,268
   Adjustments to reconcile net income to net cash
       used in operating activities:
     Depreciation and amortization                             928      802
     Deferred taxes                                            624      700
     Extraordinary loss from extinguishment of debt          4,431
     Net realizable value provisions                                    500
     Changes in operating assets and liabilities
        Increase in residential inventories                (32,192) (21,204)
        Increase in receivables, prepaid
         expenses and other assets                            (328)    (665)
        Decrease in customer deposits on
         sales contracts                                      (383)  (1,399)
        Decrease in accounts payable
         accrued expenses and other liabilities             (7,740)  (5,865)
        Decrease in current income taxes payable            (6,942) (12,520)
                                                          --------- --------
   Net cash used in operating activities                   (30,277) (31,383)
                                                          --------- --------
Cash flows from investing activities:
   Purchase of property, construction and office
     equipment, net                                        (2,179)     (976)
   Principal repayments of mortgage notes receivable          127        44
                                                          --------  --------
   Net cash used in investing activities                   (2,052)     (932)
                                                          --------  --------
Cash flows from financing activities:
   Proceeds from loans payable                                       22,167
   Principal payments of loans payable                     (3,470)   (5,624)
   Net proceeds from issuance of
     senior subordinated notes                             97,500
   Principal payments of collateralized mortgage
     obligations                                             (121)      (45)
   Proceeds from stock options exercised and
     employee stock plan purchases                          1,238     3,924
                                                          -------   -------
   Net cash provided by financing activities               95,147    20,422
                                                          -------   -------
Increase (decrease)in cash and cash equivalents            62,818   (11,893)
Cash and cash equivalents, beginning of period             22,891    27,772
                                                          -------   -------
Cash and cash equivalents, end of period                  $85,709   $15,879
                                                          =======   =======
Supplemental disclosures of cash flow information:
   Interest paid, net of capitalized amount               $   428   $   316
                                                          =======   =======
   Income taxes paid                                      $12,501   $16,056
                                                          =======   =======
Supplemental disclosures of non-cash financing
     activities:
   Cost of residential inventories acquired
     through seller financing                             $ 3,944   $ 1,491
                                                          =======   =======
   Income tax benefit relating to exercise of
     employee stock options                               $   243   $   757
                                                          =======   =======
                        See accompanying notes

                 TOLL BROTHERS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Amounts in thousands)
                             (Unaudited)
1.    Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information.
  The October 31, 1996 balance sheet amounts and disclosures included herein have been derived from the October 31, 1996 audited financial statements of the Registrant. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, it is suggested that they be read in conjunction with the financial statements and notes thereto included in the Registrant's October 31, 1996 Annual Report to Shareholders. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of January 31, 1997, and the results of its operations and cash flows for the three months then ended.
  The results of operations for such interim period are not necessarily indicative of the results to be expected for the full year.

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"
  ("FASB 121"). The new rules establish standards for the recognition and measurement of impairment losses on long-lived assets. The Company adopted FASB 121 as of November 1, 1996. The adoption did not result in the recognition of an impairment loss.

  Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FASB 123") establishes a fair value based method of accounting for stock-based compensation plans, including stock options. FASB 123 allows the Company to continue accounting for stock option plans under Accounting Principles
  Board Opinion No. 25, "Accounting for Stock Issued to Employees,"
  ("APB 25") but requires it to provide proforma net income and earnings per share information "as if" the new fair value approach had been adopted. These proforma disclosures will be presented in the Registrant's
  October 31, 1997 Annual Report to Shareholders. Because the Company intends to continue accounting for its stock option plans under APB 25, there is no impact on the Company's consolidated financial statements resulting from adoption.

2.    Residential Inventories

  Residential inventories consisted of the following:

                                                    January 31,  October 31,
                                                       1997         1996
                                                    -----------  -----------
      Land and land development costs               $191,457       $204,527
      Construction in progress                       535,734        491,552
      Sample homes                                    42,431         40,017
      Land deposits and costs of future development   17,809         16,243
      Loan assets acquired for future development      4,088          4,106
      Deferred marketing and financing costs          17,088         16,026
                                                    --------       --------
                                                    $808,607       $772,471
                                                    ========       ========

   Construction in progress includes the cost of homes under construction, land and land development costs and carrying costs of lots that have been substantially improved.

   The Company capitalizes certain interest costs to inventories during the development and construction period. Capitalized interest is charged to interest expense when the related inventories are closed. Interest incurred, capitalized and expensed is summarized as follows:
[CAPTION]
                                                            Three months
                                                          ended January 31
                                                          ----------------
                                                            1997     1996
                                                            ----     ----

      Interest capitalized, beginning of period           $46,191  $43,142
      Interest incurred                                     9,225    6,327
      Interest expensed                                    (6,137)  (4,501)
      Write off to cost of sales and other                    (81)    (119)
                                                          -------- --------
      Interest capitalized, end of period                 $49,198  $44,849
                                                          ======== ========

3. Extraordinary loss from extinguishment of debt

   In January 1997, the Company called for redemption on March 15, 1997 of all of its outstanding 10 1/2% Senior Subordinated Notes due 2002 at 103% of principal amount plus accrued interest. The redemption resulted in an extraordinary loss of $2,772,000, net of 1,659,000 of income taxes. The loss represents the redemption premium and a write-off of unamortized deferred issuance costs. The redemption and related refinancing will result in the reduction of the Company's interest costs of approximately $2 million annually.

PART I.  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income statement items related to the Company's operations as percentages of total revenues:

                                              Three months
                                            ended January 31
                                            ----------------
                                             1997       1996
                                             ----       ----
   Revenues                                 100.0%       100.0%
                                            -----        -----
   Costs and expenses:
     Land and housing construction           76.7         76.8
     Selling, general and administrative      9.3         10.7
     Interest                                 3.0          3.2
                                            -----        -----
     Total costs and expenses                89.0         90.7
   Income before taxes                       11.0%         9.3%
                                            =====        =====

Revenues for the three months ended January 31, 1997 amounted to $202.5 million compared to $142.1 million reported in the first quarter of fiscal 1996. This increase was due primarily to an increase in the number of homes delivered in the first quarter of 1997 over the first quarter of 1996 and the increase in the average selling price per home. The higher deliveries in the 1997 first quarter were due primarily to the higher backlog of homes at October 31, 1996 as compared to October 31, 1995, which was the result of the greater number of homes sold in fiscal 1996 over fiscal 1995. The increase in the average selling price per home delivered in the first quarter of 1997 was the result of shifts in the location of homes closed to more expensive areas, changes in product mix to larger homes and increases in selling prices.

As of January 31, 1997, the backlog of homes under contract amounted to $498.3 million (1,259 homes), approximately 22% higher than the $407.3 million (1,101 homes) backlog as of January 31, 1996. The aggregate sales value of new contracts signed in the first quarter of fiscal 1997 amounted to $173.5 million (442 homes), an increase of approximately 17% over the $147.9 million (414 homes) signed in the first quarter of 1996.

Land and housing construction costs as a percentage of revenues decreased in the first quarter of 1997 as compared to 1996 due principally to decreased land and land development costs and decreased overhead costs offset in part by increased material costs. The decreased overhead costs were principally a result of better weather conditions in 1997 versus 1996.

As of November 1, 1996, the Company adopted FASB 121 as its valuation criteria for its inventory. The Company had historically reviewed its inventory on a quarterly basis using an evaluation criteria that it believed was more conservative than those required by FASB 121. Accordingly, the adoption of FASB 121 did not result in the recognition of an impairment loss.

Selling, general and administrative expenses ("SG&A") in the 1997 quarter decreased as a percentage of revenues as compared to the first quarter of 1996. This decrease was attributable to revenues increasing at a faster rate than SG&A spending.

Interest expense is determined on a specific house-by-house basis and will vary depending on many factors including the period of time that the land under the home was owned, the length of time that the house was under construction and the interest rates and the amount of debt carried by the Company in proportion to the amount of its inventory during those periods. As a percentage of revenues, interest expense was lower in 1997 as compared to 1996.

Income Taxes

Income taxes for fiscal 1997 and 1996 were provided at effective rates of 36.4% and 37.4%, respectively. The decrease in the effective tax rate in 1997 was the result of non-taxable investment income. The Company does not expect to have this income in the subsequent quarters of 1997 due to the Company's use of its available funds to redeem its 10 1/2% Senior Subordinated Notes in March 1997.

Extraordinary loss from extinguishment of debt

In January 1997, the Company called for redemption on March 15, 1997 of all of its outstanding 10 1/2% Senior Subordinated Notes due 2002 at 103% of principal amount plus accrued interest. The redemption resulted in an extraordinary loss of $2,772,000, net of 1,659,000 of income taxes. The loss represents the redemption premium and a write-off of unamortized deferred issuance costs. The redemption and related refinancing will result in the reduction of the Company's interest costs of approximately
$2 million annually.  (See - "Capital Resources and Liquidity" below).

CAPITAL RESOURCES AND LIQUIDITY

Funding for the Company's residential development activities has been principally provided by cash flows from homebuilding operations, unsecured bank borrowings, and from the public debt and equity markets.

The Company has a $250 million unsecured revolving credit facility with fifteen banks which extends through June 2000. The facility reduces by 50% in June 1999 unless extended as provided for in the agreement. As of January 31, 1997, the Company had $50 million of loans and approximately $25 million of letters of credit outstanding under the facility.

In November 1996, the Company issued $100 million of 8 3/4% Senior Subordinated Notes due 2006. In addition, in August 1996, the Company secured a $50 million forward commitment for a five year term loan, priced at 7.82%, to be drawn down on March 17, 1997. The Company expects to use the proceeds from these sources of funds to redeem the $87.8 million of 10 1/2% Senior Subordinated Notes due 2002.

The Company believes that it will be able to fund its activities through a combination of existing cash resources, operating cash flow and existing sources of credit.

                               HOUSING DATA
                          (Dollars in thousands)

                    New Contracts                                    Closings
                 Three Months Ended     Contract Backlog    Three Months Ended
                     January 31            January 31            January 31
                 ------------------     ----------------    -------------------
                   1997      1996         1997     1996        1997      1996
                 -------    -------     -------  -------    --------   --------
Sales value   $173,515    $147,893    $498,272 $407,297    $201,437  $141,414
Homes              442         414       1,259    1,101         550       391



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

   ITEM 4. Submission of Matters to a Vote of Security Holders  - None.

   ITEM 5. Other Information - None.

   ITEM 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits:
               Exhibit 11 - Statement regarding Computation of Earnings Per
               Share
               Exhibit 27 - Financial Data Schedule

      (b)  Reports on Form 8-K
          Form 8-K dated November 6, 1996 filed for the purpose of filing as exhibits an Indenture, dated as of November 12, 1996, among Toll Corp., as Issuer, Toll Brothers, Inc. as Guarantor, and NBD Bank, as Trustee, and Authorizing Resolutions dated as of November 6, 1996, which collectively constitute the Indenture terms relating to the 8 3/4 % Senior Subordinated Notes due 2006 of Toll Corp.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TOLL BROTHERS, INC.
                                  (Registrant)



Date:  March 4, 1997                By: /s/ Joel H. Rassman
                                    ------------------------------
                                    Joel H. Rassman
                                    Senior Vice President,
                                    Treasurer and Chief
                                    Financial Officer




Date:  March 4, 1997                By: /s/ Joseph R. Sicree
                                    ------------------------------
                                    Joseph R. Sicree
                                    Vice President -
                                    Chief Accounting Officer
                                    (Principal Accounting Officer)