Form 10-Q
period 1997-04-30
TOLL BROTHERS INC
filed 1997-06-06
CIK 794170

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   April 30, 1997
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


    Common Stock, $.01 par value: 34,196,473 shares as of June 3, 1997

                 TOLL BROTHERS, INC. AND SUBSIDIARIES

                                 INDEX


                                                                       Page
PART I.  Financial Information                                          No.
        ITEM 1.  Financial Statements

               Condensed Consolidated Balance Sheets (Unaudited)         1
                 as of April 30, 1997 and October 31, 1996

               Condensed Consolidated Statements of Income (Unaudited)   2
                 For the Six Months and Three Months Ended
                 April 30, 1997 and 1996

               Condensed Consolidated Statements of Cash Flows           3
                 (Unaudited)For the Six Months Ended
                 April 30, 1997 and 1996

               Notes to Condensed Consolidated Financial Statements      4
                 (Unaudited)

        ITEM 2.     Management's Discussion and Analysis of              7
                    Financial Condition and Results of Operations


PART II. Other Information                                              10


SIGNATURES                                                              11

Certain information included herein and in other statements, reports and S.E.C. filings is foward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 related to subject matter such as national and local economic conditions, the effect of governmental regulation on the Company, the competitive environment in which the Company operates, changes in interest rates, home prices, availability and cost of land for future growth, availability of working capital, the availability and cost of labor and materials and the levels of spending for selling, general and administrative costs. Such forward looking information involves important risks and uncertainties that could significantly affect expected results.  These risks and uncertainties are addressed in this and other SEC
filings.

                 TOLL BROTHERS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Amounts in thousands)
                              (Unaudited)

                                                 April 30,     October 31,
                                                   1997           1996
                                                 --------      -----------
ASSETS

  Cash and cash equivalents                      $ 42,606      $ 22,891
  Residential inventories                         843,433       772,471
  Property, construction and office
    equipment                                      15,164        12,948
  Receivables, prepaid expenses and
    other assets                                   25,564        26,783
  Mortgage notes receivable                         2,676         2,833
                                                ---------      --------
                                                 $929,443      $837,926
                                                =========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities:
    Loans payable                               $ 183,353      $132,109
    Subordinated notes                            219,924       208,415
    Customer deposits on sales
      contracts                                    51,403        43,387
    Accounts payable                               37,633        42,423
    Accrued expenses                               60,535        58,211
    Collateralized mortgage
      obligations payable                           2,664         2,816
    Income taxes payable                           31,111        35,888
                                                 --------      --------
     Total liabilities                            586,623       523,249
                                                 --------      --------
  Shareholders' equity:
    Preferred stock
    Common stock                                      342           339
    Additional paid-in capital                     47,230        43,018
    Retained earnings                             295,248       271,320
                                                 --------      --------
     Total shareholders' equity                   342,820       314,677
                                                 --------      --------
                                                 $929,443      $837,926
                                                 ========      ========

                 TOLL BROTHERS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Amounts in thousands except per share data)
                              (Unaudited)

                                      Six months              Three months
                                     ended April 30          ended April 30
                                     --------------          --------------
                                    1997       1996         1997       1996
                                    ----       ----         ----       ----
Revenues:
  Housing sales                $409,950     $286,622     $208,513   $145,208
  Interest and other              1,776          956          693        300
                               --------     --------     --------   --------
                                411,726      287,578      209,206    145,508
                               --------     --------     --------   --------
Costs and expenses:
  Land and housing construction 317,980      219,895      162,599    110,773
  Selling, general &
  administrative                 38,893       32,473       20,073     17,241
  Interest                       12,742        9,242        6,605      4,741
                               --------     --------     --------   --------
                                369,615      261,610      189,277    132,755
                               --------     --------     --------   --------
Income before income taxes
  and extraordinary loss         42,111       25,968       19,929     12,753

Income taxes                     15,411        9,722        7,326      4,775
                               --------     --------     --------   --------
Income before extraordinary loss 26,700       16,246       12,603      7,978

Extraordinary loss from
  extinguishment of debt,
  net of income taxes of $1,659   2,772

Net income                      $ 23,928     $ 16,246     $ 12,603    $ 7,978
                                ========     ========     ========    =======

Earnings per share:
Primary
  Income before extraordinary
    loss                        $    .77     $    .47     $    .36   $    .23
  Extraordinary loss from
   extinguishment of debt            .08
                                --------     --------     --------   --------
 Net Income                     $    .69     $    .47     $    .36   $    .23
                                ========     ========     ========   ========
Fully-diluted
  Income before extraordinary
    loss                        $    .74     $    .46     $    .35   $    .23
  Extraordinary loss from
   extinguishment of debt            .07
                                --------     --------     --------   --------
  Net Income                    $    .67     $    .46     $    .35   $    .23
                                ========     ========     ========   ========
Weighted average number
   of shares
   Primary                        34,737       34,527       34,793     34,506
   Fully-diluted                  37,083       36,976       37,138     36,929

                  TOLL BROTHERS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Amounts in thousands)
                               (Unaudited)
                                                          Six months
                                                         ended April 30
                                                         --------------
                                                        1997       1996
                                                        ----       ----
Cash flows from operating activities:
  Net income                                         $23,928   $16,246
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                    1,886     1,602
      Loss from repurchase of subordinated notes                   117
      Extraordinary loss from extinguishment of debt             4,431
      Deferred taxes                                   2,764     1,761
      Net realizable provisions                                    500
      Changes in operating assets and liabilities:
       Increase in residential inventories           (59,818)  (61,735)
       Decrease (increase) in receivables, prepaid
         expenses and other assets                       802    (1,045)
       Increase in customer deposits on
         sales contracts                               8,016    11,191
       (Decrease) increase in accounts payable,
         accrued expenses and other liabilities       (2,466)    1,652
        Decrease in current income taxes payable      (7,449)   (8,946)
                                                     --------  --------
       Net cash used in operating activities         (27,906)  (38,657)
Cash flows from investing activities:                --------  --------
  Purchase of property, construction and office
      equipment, net                                  (3,638)   (1,707)
  Principal repayments of mortgage notes receivable      157       664
                                                     --------  --------
       Net cash used in investing activities          (3,481)   (1,043)
                                                     --------  --------
Cash flows from financing activities:
  Proceeds from loans payable                         80,000    67,000
  Principal payments of loans payable                (40,027)  (35,999)
  Proceeds from the issuance of
   senior subordinated notes                                    97,500
  Repurchase of subordinated notes                   (90,434)   (6,139)
  Principal payments of collateralized mortgage
      obligations                                       (152)     (197)
  Proceeds from stock options exercised and employee
      stock plan purchases                             4,215     4,145
                                                     -------   --------
       Net cash provided by financing activities      51,102    28,810
                                                     -------   --------
Net increase (decrease) in cash and cash equivalents  19,715   (10,890)
Cash and cash equivalents, beginning of period        22,891    27,772
                                                     -------   --------
Cash and cash equivalents, end of period             $42,606   $16,882
                                                     =======   ========
Supplemental disclosures of cash flow information
  Interest paid, net of capitalized amount           $ 2,678   $ 2,675
                                                     =======   ========
  Income taxes paid                                  $18,102   $16,110
                                                     =======   ========
Supplemental disclosures of non-cash financing activities:
  Cost of residential inventories acquired through
    seller financing                                 $11,144   $ 1,764
                                                     =======   ========
  Income tax benefit relating to exercise of employee
      stock options                                  $   335   $   888
                                                     =======   ========

                         See accompanying notes

               TOLL BROTHERS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Amounts in thousands)
                           (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The October 31, 1996 balance sheet amounts and disclosures included herein have been derived from the October 31, 1996 audited financial statements of the Registrant. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, it is suggested that they be read in conjunction with the financial statements and notes thereto included in the Registrant's October 31, 1996 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of April 30, 1997 and 1996, the results of its operations for the six months and three months then ended and its cash flows for the six months then ended. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

    Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FASB 121") established standards for the recognition and measurement of impairment losses on long-lived assets. The Company adopted FASB 121 as of November 1, 1996. The adoption did not result in the recognition of an impairment loss.

    Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FASB 123") establishes a fair value based method of accounting for stock-based compensation plans, including stock options. FASB 123 allows the Company to continue accounting for stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but requires it to provide proforma net income and earnings per share information "as if" the new fair value approach had been adopted. These proforma disclosures will be presented in the Registrant's financial statements to be contained in the 1997 Annual Report to Shareholders. Because the Company intends to continue accounting for its stock option plans under APB 25, there is no impact on the Company's consolidated financial statements resulting from implementation of FASB 123.

    Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FASB 128") requires the calculation and dual presentation of Basic and Diluted earnings per share ("EPS") and is effective for financial statements issued for periods ending after December 15, 1997; earlier application of FASB 128 is not permitted. Had FASB 128 been adopted, Basic EPS before extraordinary loss would have been $.78 and $.48 for the six months ended April 30, 1997 and 1996, respectively and $.37 and $.24 for the three months ended April 30, 1997 and 1996, respectively. Diluted EPS before extraordinary loss would have been $.74 and $.46 for the six months ended April 30, 1997 and 1996, respectively and $.35 and $.23 for the three months ended April 30, 1997 and 1996, respectively.

2.  Residential Inventories

    Residential inventories consisted of the following:

                                         April 30,    October 31,
                                            1997         1996
                                         ---------    -----------
    Land and land development costs       $191,801     $204,527
    Construction in progress               566,933      491,552
    Sample homes                            43,287       40,017
    Land deposits and costs of future
      development                           19,714       16,243
    Loan assets acquired for future
      development                            3,563        4,106
    Deferred marketing and financing
      costs                                 18,135       16,026
                                          --------     --------
                                          $843,433     $772,471
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

    The Company capitalizes certain interest costs to inventories during the development and construction period. Capitalized interest is charged to interest expense when the related inventories are closed. Interest incurred, capitalized and expensed is summarized as follows:

                                       Six months             Three months
                                     ended April 30         ended April 30
                                     --------------         --------------
                                    1997         1996       1997       1996
                                    ----         ----       ----       ----
    Interest capitalized,
      beginning of period          $46,191     $43,142     $49,198   $44,849
    Interest incurred               17,993      12,967       8,768     6,640
    Interest expensed              (12,742)     (9,242)     (6,605)   (4,741)
    Write off to cost of sales         (83)       (231)         (2)     (112)
                                   --------    --------    --------  --------
    Interest capitalized,
      end of period                $51,359     $46,636     $51,359   $46,636
                                   ========    ========    ========  ========

3.  Loans Payable and Subordinated Debt

    In November 1996, the Company issued $100 million of 8 3/4% Senior Subordinated Notes due 2006.

    In March 1997, the Company borrowed $50,000,000 from two banks for a period of five years at a 7.72% fixed rate of interest.

    In March 1997, the Company redeemed all of its 10 1/2% Senior
    Subordinated Notes due 2002 ($87,800,000 principal amount) at 103%.  See
    Note 4 - Extraordinary Loss From Extinguishment of Debt.

4.  Extraordinary Loss From Extinguishment of Debt

    In January 1997, the Company called for redemption on March 15, 1997 all of its outstanding 10 1/2% Senior Subordinated Notes due 2002 at 103% of principal amount plus accrued interest. The redemption resulted in an extraordinary loss in the first quarter of fiscal 1997 of $2,772,000, net of $1,659,000 of income taxes. The loss represents the redemption premium and the write-off of unamortized deferred issuance costs. The redemption and related financing referred to in Note 3 will result in the reduction of the Company's interest incurred of approximately $2 million annually.

5.  Stock Repurchase Program

    In April 1997, the Company announced that its Board of Directors authorized the repurchase of up to 3,000,000 shares of its Common Stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. As of April 30, 1997, the Company had not repurchased any shares.

PART I.  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income statement items related to the Company's operations as percentages of total revenues and certain other data:

                                 Six months          Three months
                                ended April 30       ended April 30
                                --------------       --------------
                                1997      1996       1997     1996
                                ----      ----       ----     ----
Revenues                        100.0%   100.0%     100.0%    100.0%
                                ------   ------     ------    ------
Costs and expenses:
  Land and housing construction  77.2     76.5       77.7      76.1
  Selling, general and
     administrative               9.5     11.3        9.6      11.8
  Interest                        3.1      3.2        3.2       3.3
                                ------   ------     ------    ------
  Total costs and expenses       89.8     91.0       90.5      91.2
                                ------   ------     ------    ------
Income before taxes              10.2%     9.0%       9.5%      8.8%
                                ======   ======     ======    ======

Revenues for the six month and three month periods ended April 30, 1997 were higher than those of the comparable periods of 1996 by approximately $124.1 million, or 43%, and $63.7 million, or 44%, respectively. The increased revenues for the 1997 periods were primarily attributable to the increase in the number and higher average price of the homes delivered during the periods. The increased number of homes delivered was due to the greater number of communities from which the Company was delivering homes, the larger backlog of homes at the beginning of fiscal 1997 as compared to the beginning of fiscal 1996 and the delays in the 1996 periods caused by the severe winter weather conditions the Company encountered in many of its markets. The increase in the average selling price per home delivered in fiscal 1997 was due to a shift of the location of the homes to more expensive areas, a change in product mix to larger homes and increases in selling prices.

The value of new sales contracts signed amounted to $528 million (1,314 homes) and $355 million (872 homes) for the six month and three month periods ended April 30, 1997, respectively. The value of new contracts signed for the comparable periods of fiscal 1996 were $447 million (1,237 homes) and $299 million (823 homes), respectively. The increase in new contracts signed in both periods of 1997 was primarily attributable to an increase in the average selling price of the houses (due primarily to the location, size and increases in selling prices), and an increase both in the number of communities in which the Company was offering homes for sale and in the number of contracts signed per community.

Orders for new homes are generally the strongest during the Company's second quarter and consequently the backlog at April 30 is generally at its highest level in the Company's fiscal year. As of April 30, 1997, the backlog of homes under contract amounted to $644 million (1,593 homes), approximately 15% higher than the $561 million (1,509 homes) backlog as of April 30, 1996 and approximately 22% higher than the $526 million (1,367 homes) backlog as of October 31, 1996. The increase in backlog at April 30, 1997 is primarily attributable to the increases in the new contracts signed as previously discussed.

Land and construction costs as a percentage of revenues increased in the six month and three month periods ended April 30, 1997 as compared to the same periods of 1996. The increases were due principally to increased material and overhead costs and the increased costs in the Company's newer markets resulting from the relatively less efficient construction in those markets. The cost increases were partially offset by the lower amount of inventory writedowns recognized in 1997($1.2 million for the six month period and $.2 million in the three month period) as compared to 1996 ($1.5 million in the six month period and $.4 million in the three month period).

Selling, general and administrative expenses ("SG&A") in the six month and three month periods ended April 30, 1997 increased over the comparable periods of 1996 by $6.4 million or 20% and $2.8 million or 16%, respectively. These increases were primarily attributable to the higher level of spending due to the increased number of communities which the Company was operating during the 1997 periods as compared to the same periods of 1996 and the Company's geographic expansion. SG&A as a percentage of revenues in both 1997 periods were lower than the comparable 1996 periods due to revenues increasing at a faster rate than SG&A spending. The Company believes that SG&A, as a percentage of revenues, will continue to decrease for the full 1997 fiscal year as compared to the six month and three month periods ended April 30, 1997 due to revenues increasing at a faster pace than SG&A expenses.

Interest expense is determined on a specific home-by-home basis and will vary depending on many factors including the period of time that the land under the home was owned, the length of time that the home was under construction, and the interest rates and the amount of debt carried by the Company in proportion to the amount of its inventory during those periods. As a percentage of revenues, interest expense was lower in the six month and three month periods of 1997 as compared to 1996.

Income taxes for the six month periods ended April 30, 1997 and 1996 were provided at effective rates of 36.6% and 37.4%, respectively. For the three month periods ended April 30, 1997 and 1996, income taxes were provided at effective rates of 36.8% and 37.4%, respectively. The decrease in the effective tax rate in the six month and three month periods of 1997 was the result of non-taxable investment income. The Company does not expect to have this income in the subsequent quarters of 1997 due to the Company's use of its available funds to redeem its 10 1/2% Senior Subordinated Notes in March 1997.

EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT

In January 1997, the Company called for redemption on March 15, 1997 of all of its outstanding 10 1/2% Senior Subordinated Notes due 2002 at 103% of principal amount plus accrued interest. The redemption resulted in an extraordinary loss in the first quarter of fiscal 1997 of $2,772,000, net of 1,659,000 of income taxes. The loss represents the redemption premium and a write-off of unamortized deferred issuance costs. The redemption and related refinancing will result in the reduction of the Company's interest costs of approximately $2 million annually. (See - "Capital Resources and Liquidity" below).

CAPITAL RESOURCES AND LIQUIDITY

Funding for the Company's residential development activities has been principally provided by cash flows from operations, unsecured bank borrowings and the public debt and equity markets.

The Company has a $250 million unsecured revolving credit facility with fifteen banks which extends through June 2000. The facility reduces by 50% in June 1999 unless extended as provided for in the agreement. As of April 30, 1997, the Company had $50 million of loans and approximately $22.7 million of letters of credit outstanding under the facility.

In November 1996, the Company issued $100 million of 8 3/4% Senior Subordinated Notes due 2006. In addition, in March 1997, the Company borrowed $50 million from two banks for a five year period at 7.72%. The Company used a portion of the proceeds from these sources to redeem the $87.8 million principal amount of its 10 1/2% Senior Subordinated Notes due 2002 in March 1997.

In April 1997, Standard & Poor's Rating Group upgraded the Company's Corporate Credit Rating to BBB- and the ratings on its approximately $220 million of senior subordinated notes to BB+.

The Company believes that it will be able to continue to fund its activities through a combination of operating cash flow and existing sources of credit.


                               HOUSING DATA

                                           Six Months            Three Months
                                         Ended April 30        Ended April 30
                                        -----------------     ----------------
                                        1997         1996     1997       1996
                                        ----         ----     ----       ----
     Period ended April 30:
      # of homes closed                1,088          806      538        415
      # of homes contracted            1,314        1,237      872        823
      Sales value of homes
        contracted (in thous.)      $528,126     $447,025 $354,611   $299,132

                                     April 30,     Oct.31  April 30,    Oct. 31
                                      1997          1996     1996        1995
                                      ----          ----     ----        ----
       # of homes in backlog          1,593         1,367    1,509      1,078
       Sales value of homes in
         backlog (in thous.)       $644,370     $ 526,194 $561,224   $400,820

PART II.     Other Information

   ITEM 1.    Legal Proceedings

              None.

   ITEM 2.    Changes in Securities

              None.

   ITEM 3.    Defaults upon Senior Securities

              None.

   ITEM 4.    Submission of Matters to a Vote of Security Holders

          (a) The Company's 1997 Annual Meeting of Shareholders was held on March 5, 1997.
          (b) Not required.
          (c) The following proposals were submitted to a vote of shareholders and were approved by the affirmative vote of a majority of the shares of common stock of the Company that were present in person or by proxy, as indicated below.

              (i) The approval of the proposed amendment to the Company's Stock Option Plan and Incentive Stock Plan (1995).

                            FOR              AGAINST       ABSTAIN
                        ----------         ----------     ---------
                        19,900,818          6,380,024       58,777

              (ii) The approval of the proposed amendment of the Company's Stock
                   Option and Incentive Stock Plan (1995).

                            FOR              AGAINST       ABSTAIN
                        ----------         ----------     ---------
                        18,454,021          7,823,673       61,925

              (iii) The approval of Ernst & Young LLP as the Company's independent auditors for the 1997 fiscal year.

                           FOR            AGAINST          ABSTAIN
                        ----------       ----------      ----------
                        26,282,365          25,130         32,124


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



                                  TOLL BROTHERS, INC.
                                  (Registrant)



Date:  June 4, 1997                    By:   /s/ Joel H. Rassman
      --------------------                -------------------------
                                       Joel H. Rassman
                                       Senior Vice President,
                                       Treasurer and Chief
                                       Financial Officer




Date:  June 4, 1997                    By:   /s/ Joseph R. Sicree
     --------------------                 -------------------------
                                       Joseph R. Sicree
                                       Vice President -
                                       Chief Accounting Officer