Form 10-Q
period 1997-07-31
TOLL BROTHERS INC
filed 1997-09-10
CIK 794170

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   July 31, 1997
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


    Common Stock, $.01 par value: 34,214,335 shares as of September 1, 1997

                 TOLL BROTHERS, INC. AND SUBSIDIARIES

                                 INDEX


                                                                       Page
                                                                        No.
PART I.  Financial Information
        ITEM 1.  Financial Statements

               Condensed Consolidated Balance Sheets (Unaudited)         1
                 as of July 31,1997 and October 31,1996

               Condensed Consolidated Statements of Income (Unaudited)   2
                 For the Nine Months and Three Months Ended
                 July 31, 1997 and 1996

               Condensed Consolidated Statements of Cash Flows           3
                 (Unaudited)For the Nine Months Ended
                 July 31, 1997 and 1996

               Notes to Condensed Consolidated Financial Statements      4
                 (Unaudited)

        ITEM 2.Management's Discussion and Analysis of                   6
                Financial Condition and Results of Operations


PART II. Other Information                                               8


SIGNATURES                                                              10

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included herein and in other company statements, reports and S.E.C. filings is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 including but not limited to statements concerning the number of selling communities, anticipated operating results, financial resources, growth and expansion. Such forward looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed therein. These risks and uncertainties include local, regional and national economic conditions,the effect of governmental regulation on the Company, the competitive environment in which the Company operates, changes in interest rates, home prices, availability and cost of land for future growth, availability of working capital, the availability and cost of labor and materials and the levels of spending for selling, general and administrative costs.


                 TOLL BROTHERS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Amounts in thousands)
                              (Unaudited)

                                            July 31,    October 31,
                                             1997          1996
ASSETS
  Cash and cash equivalents               $  27,041      $ 22,891
  Residential inventories                   894,244       772,471
  Property, construction and office
    equipment, net                           14,998        12,948
  Receivables, prepaid expenses and
    other assets                             29,282        26,783
  Mortgage notes receivable                   2,620         2,833
                                          $ 968,185      $837,926

LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities:
    Loans payable                          $ 185,000      $132,109
    Subordinated notes                       219,956       208,415
    Customer deposits on sales
      contracts                               53,372        43,387
    Accounts payable                          41,735        42,423
    Accrued expenses                          67,135        58,211
    Collateralized mortgage
      obligations payable                      2,611         2,816
    Income taxes payable                      38,813        35,888
     Total liabilities                       608,622       523,249

  Shareholders' equity:
    Preferred stock
    Common stock                                 342           339
    Additional paid-in capital                47,423        43,018
    Retained earnings                        311,798       271,320
     Total shareholders' equity              359,563       314,677
                                           $ 968,185      $837,926

                       See accompanying notes








                 TOLL BROTHERS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Amounts in thousands except per share data)
                              (Unaudited)

                                    Nine months              Three months
                                   ended July 31            ended July 31
                                 1997          1996        1997       1996

Revenues:
  [S]                          [C]          [C]          [C]        [C]
  Housing sales                $651,142     $499,219     $241,192   $212,597
  Interest and other              2,410        1,137          634        181
                                653,552      500,356      241,826    212,778
Costs and expenses:
  Land and housing construction 504,235      383,325      186,255    163,430
  Selling, general &             60,807       50,260       21,914     17,787
  administrative
  Interest                       19,975       16,194        7,233      6,952
                                585,017      449,779      215,402    188,169
Income before income taxes
  and extraordinary loss         68,535       50,577       26,424     24,609

Income taxes                     25,285       18,918        9,874      9,196

Income before extraordinary loss 43,250       31,659       16,550     15,413

Extraordinary loss from
  extinguishment of debt,
  net of income taxes of $1,659   2,772

Net income                     $ 40,478     $ 31,659     $ 16,550    $15,413

Earnings per share:
Primary
  Income before extraordinary  $   1.24     $    .92     $   .47     $   .45
  loss
  Extraordinary loss from
   extinguishment of debt           .08
  Net Income                   $   1.16     $    .92     $    .47    $   .45

Fully-diluted
  Income before extraordinary  $   1.19     $    .89     $    .45    $   .43
  loss
  Extraordinary loss from
   extinguishment of debt           .07
  Net Income                   $   1.12     $    .89     $    .45    $   .43

Weighted average number
   of shares
   Primary                       34,777       34,496       34,856     34,435
   Fully-diluted                 37,319       36,910       37,422     36,780
[/TABLE]

                        See accompanying notes

                  TOLL BROTHERS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Amounts in thousands)
                               (Unaudited)

                                                         Nine months
                                                        ended July 31
                                                       1997        1996
Cash flows from operating activities:
  Net income                                         $40,478   $31,659
  Adjustments to reconcile net income to net cash
      used in operating activities:
      Depreciation and amortization                    2,952     2,399
      Loss from repurchase of subordinated notes                   540
      Extraordinary loss from extinguishment of debt   4,431
      Deferred taxes                                   2,803     1,306
      Net realizable provisions                                  1,000
      Changes in operating assets and liabilities:
       Increase in residential inventories          (110,629) (113,366)
       Increase in receivables, prepaid
          expenses and other assets                   (3,059)   (2,185)
       Increase in customer deposits on sales          9,985    12,998
         contracts
       Increase in accounts payable, accrued
         expenses and other liabilities                8,236    14,880
        Increase in current income taxes payable         259       686
       Net cash used in operating activities         (44,544)  (50,083)
Cash flows from investing activities:
  Purchase of property, construction and office
      equipment, net                                  (4,341)   (2,214)
  Principal repayments of mortgage notes receivable      213       972
       Net cash used in investing activities          (4,128)   (1,242)
Cash flows from financing activities:
  Proceeds from loans payable                        125,000   160,000
  Principal payments of loans payable                (83,447)  (71,186)
  Proceeds from the issuance of senior subordinated   97,500
    notes
  Repurchase of subordinated notes                   (90,434)  (13,096)
  Principal payments of collateralized mortgage
      obligations                                       (205)     (928)
  Proceeds from stock options exercised and employee
      stock plan purchases                             4,408     4,227
       Net cash provided by financing activities      52,822    79,017
Net increase in cash and cash equivalents              4,150    27,692
Cash and cash equivalents, beginning of period        22,891    27,772
Cash and cash equivalents, end of period             $27,041   $55,464
Supplemental disclosures of cash flow information
  Interest paid, net of capitalized amount           $ 6,089   $ 4,104

  Income taxes paid                                  $20,156   $16,175

Supplemental disclosures of non-cash financing activities:
  Cost of residential inventories acquired through
      seller financing                               $11,144   $ 2,791
  Income tax benefit relating to exercise of employee
      stock options                                  $   409   $   888

                         See accompanying notes


               TOLL BROTHERS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Amounts in thousands)
                           (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The October 31, 1996 balance sheet amounts and disclosures included herein have been derived from the October 31, 1996 audited financial statements of the Registrant. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, it is suggested that they be read in conjunction with the financial statements and notes thereto included in the Registrant's October 31, 1996 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of July 31, 1997 and 1996, the results of its operations for the nine months and three months then ended and its cash flows for the nine months then ended. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

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

    Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FASB 128") requires the calculation and dual presentation of Basic and Diluted earnings per share ("EPS") and is effective for financial statements issued for periods ending after December 15, 1997; earlier application of FASB 128 is not permitted. Had FASB 128 been adopted, Basic EPS before extraordinary loss would have been $1.26 and $.94 for the nine months ended July 31, 1997 and 1996, respectively and $.48 and $.45 for the three months ended July 31, 1997 and 1996, respectively. Diluted EPS before extraordinary loss would have been $1.19 and $.89 for the nine months ended July 31, 1997 and 1996, respectively and $.45 and $.43 for the three months ended July 31, 1997 and 1996, respectively.

2.  Residential Inventories

    Residential inventories consisted of the following:

                                           July 31,    October 31,
                                            1997         1996
    Land and land development costs       $206,507     $204,527
    Construction in progress               595,897      491,552
    Sample homes                            44,059       40,017
    Land deposits and costs of future
      development                           24,700       16,243
    Loan assets acquired for future
      development                            3,385        4,106
    Deferred marketing and financing
      costs                                 19,696       16,026
                                          $894,244     $772,471

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

    The Company capitalizes certain interest costs to inventories during the development and construction period. Capitalized interest is charged to interest expense when the related inventories are closed. Interest incurred, capitalized and expensed is summarized as follows:

                                       Nine months           Three months
                                      ended July 31         ended July 31
                                    1997         1996      1997        1996
    Interest capitalized,
      beginning of period          $46,191     $43,142     $51,359   $46,636
    Interest incurred               26,250      19,950       8,257     6,983
    Interest expensed              (19,975)    (16,194)     (7,233)   (6,952)
    Write off to cost of sales        (108)       (417)        (25)     (186)
    Interest capitalized,
      end of period                $52,358     $46,481     $52,358   $46,481

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

5.  Stock Repurchase Program

    In April 1997, the Company announced that its Board of Directors authorized the repurchase of up to 3,000,000 shares of its Common Stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. As of July 31, 1997, the Company had not repurchased any shares.




PART I.  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


The following table sets forth, for the periods indicated, certain income statement items related to the Company's operations as percentages of total revenues and certain other data:

                               Nine months         Three months
                              ended July 31       ended July 31
                              1997      1996       1997     1996
Revenues                      100.0%   100.0%     100.0%   100.0%

Costs and expenses:
  Land and housing construction77.2     76.6       77.0     76.8
  Selling, general and
     administrative             9.3     10.1        9.1      8.3
  Interest                      3.0      3.2        3.0      3.3
  Total costs and expenses     89.5     89.9       89.1     88.4

Income before taxes            10.5 %   10.1%      10.9%    11.6%

Revenues for the nine month and three month periods ended July 31, 1997 were higher than those of the comparable periods of 1996 by approximately $153 million, or 31%, and $29 million, or 14%, respectively. The increased revenues for the 1997 periods were primarily attributable to the increase in the number and higher average price of the homes delivered during the periods. The increased number of homes delivered was due to the greater number of communities from which the Company was delivering homes, the larger backlog of homes at the beginning of fiscal 1997 as compared to the beginning of fiscal 1996 and the delays in the 1996 periods caused by the severe winter weather conditions the Company encountered in many of its markets. The increase in the average selling price per home delivered in fiscal 1997 was due to a shift of the location of the homes to more expensive areas, a change in product mix to larger homes and increases in selling prices.

The value of new sales contracts signed amounted to $779 million (1,952 homes) and $251 million (638 homes) for the nine month and three month periods ended July 31, 1997, respectively. The value of new contracts signed for the comparable periods of fiscal 1996 were $653 million (1,795 homes) and $206 million (558 homes), respectively. The increase in new contracts signed in both periods of 1997 was primarily attributable to an increase in the average selling price of the houses (due primarily to the location, size and increases in selling prices), and an increase both in the number of communities in which the Company was offering homes for sale and in the number of contracts signed per community.

As of July 31, 1997, the backlog of homes under contract amounted to $654 million (1,609 homes), approximately 18% higher than the $555 million (1,482 homes) backlog as of July 31, 1996 and approximately 24% higher than the $526 million (1,367 homes) backlog as of October 31, 1996.

Land and construction costs as a percentage of revenues increased in the nine month and three month periods ended July 31, 1997 as compared to the same periods of 1996. The increases were due principally to increased material and overhead costs and the increased costs in the Company's newer markets resulting from the relatively less efficient construction in those markets. The cost increases were partially offset by the lower amount of inventory writedowns recognized in 1997($1.3 million for the nine month period and $.1 million in the three month period) as compared to 1996 ($2.6 million in the nine month period and $1.1 million in the three month period).

Selling, general and administrative expenses ("SG&A") in the nine month and three month periods ended July 31, 1997 increased over the comparable periods of 1996 by $10.6 million or 21% and $4.1 million or 23%, respectively. These increases were primarily attributable to the higher level of spending due to the increased number of communities which the Company was operating during the 1997 periods as compared to the same periods of 1996 and the Company's geographic expansion. The Company believes that SG&A, as a percentage of revenues, will decrease for the full 1997 fiscal year as compared to the nine months ended July 31, 1997 due to revenues increasing at a faster pace than SG&A expenses.

Interest expense is determined on a specific home-by-home basis and will vary depending on many factors including the period of time that the land under the home was owned, the length of time that the home was under construction, and the interest rates and the amount of debt carried by the Company in proportion to the amount of its inventory during those periods. As a percentage of revenues, interest expense was lower in the nine month and three month periods of 1997 as compared to 1996.

Income taxes for the nine month periods ended July 31, 1997 and 1996 were provided at effective rates of 36.9% and 37.4%, respectively. For the three month periods ended July 31, 1997 and 1996, income taxes were provided at an effective rate of 37.4% in each period. The lower effective tax rate in the nine month period of 1997 was due principally to non-taxable investment income the Company earned in the first six months of fiscal 1997. The Company does not expect to have this income in the fourth quarter of 1997 due to the Company's use of its available funds to redeem its 10 1/2% Senior Subordinated Notes in March 1997 and its acquisition of inventory.

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

CAPITAL RESOURCES AND LIQUIDITY

Funding for the Company's residential development activities has been provided by cash flows from operations, unsecured bank borrowings and the public debt and equity markets.

The Company has a $250 million unsecured revolving credit facility with fifteen banks which extends through June 2002. The facility reduces by 50% in June 2000 unless extended as provided for in the agreement. As of July 31, 1997, the Company had $60 million of loans and approximately $28.8 million of letters of credit outstanding under the facility.

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


                               HOUSING DATA

                                    Nine Months                Three Months
                                   Ended July 31               Ended July 31
                                  1997         1996          1997        1996

     Period ended July 31:
      # of homes closed           1,710       1,391           622        585
      # of homes contracted       1,952       1,795           638        558
      Sales value of homes
        contracted (in thous.) $778,761    $653,160      $250,636   $206,135

                                 July 31,    Oct.31        July 31,   Oct. 31
                                  1997        1996           1996      1995

       # of homes in backlog      1,609       1,367          1,482     1,078
       Sales value of homes in
         backlog (in thous.)   $653,813    $526,194       $554,761   $400,820


PART II.      Other Information

   ITEM 1.    Legal Proceedings

              None.

   ITEM 2.    Changes in Securities

   On June 12, 1997, the Board of Directors of the Company adopted a Stockholder Rights Plan providing that one right (a "Right") shall be attached to each share of the Company's common stock (the "Common Stock"). The description and terms of the Rights are set forth in the Rights Agreement (the "Rights Agreement"), dated as of June 12, 1997, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company at a purchase price of $100 per unit. Initially the Rights will be attached to all Common Stock certificates and no separate Rights certificates will be distributed. The Rights will separate from the Common Stock and a distribution date will occur upon the earlier of ten days(or such later date as the Board of Directors of the Company may determine) following a public announcement that a person or group of affiliated persons has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock or ten business days following the commencement of a tender offer that would result in a person or group benefically owning 15% or more of such outstanding shares of Common Stock. The Rights are not excisable until the distribution date and will expire at the close of the business on July 11, 2007. In the event any person or group (other than certain exempted persons acquires 15% or more of the then outstanding shares of Common Stock (unless such acquisition is made pursuant to a tender offer for all outstanding shares, at a price determined by a majority of the independent directors of the Company who are Continuing Directors (as defined in the Rights Agreement), each holder of a Right will thereafter have the right to receive, upon exercise, Common Stock having a value equal to two times the exercise price of the Right. At any time until ten days following such stock acquisition date, the Company may redeem the Rights at a price of $.001 per Right.

   ITEM 3.    Defaults upon Senior Securities

              None.

   ITEM 4.    Submission of Matters to a Vote of Security Holders

              None.

   ITEM 5.    Other Information

              None.

   ITEM 6.    Exhibits and Reports on Form 8-K

   (a)  Exhibits

        Exhibit 4. Rights Agreement dated as of June 12, 1997, by and between the Company and ChaseMellon Shareholder Service, L.L.C. as Rights Agent (incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated June 20,1997).
        Exhibit 11. Statement Regarding Computation of Per Share Earnings.*
        Exhibit 27. Financial Data Schedule.*

        *Filed electronically herewith.

   (b)  Reports on Form 8-K

        Report on Form 8-K dated June 12, 1997 related to the Company's Board of Directors adoption of a Stockholder Rights Plan.









                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  TOLL BROTHERS, INC.
                                  (Registrant)



Date: September 8, 1997                     By:   /s/ Joel H. Rassman
                                            Joel H. Rassman
                                             Senior Vice President,
                                            Treasurer and Chief
                                            Financial Officer




Date: September 8, 1997                     By:   /s/ Joseph R. Sicree
                                            Joseph R. Sicree
                                            Vice President -
                                            Chief Accounting Officer
                                            (Principal Accounting Officer)