Form 10-K
period 1997-10-31
TOLL BROTHERS INC
filed 1998-01-16
CIK 794170

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-K

(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    October 31, 1997
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

As of December 31, 1997, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $622,451,000.

As of December 31, 1997, there were 34,687,182 shares of Common Stock outstanding.

Documents Incorporated by Reference:

Toll Brothers, Inc. Proxy Statement with respect to its 1998 Annual Meeting of Shareholders, scheduled to be held on March 5, 1998, is incorporated into
Part III hereof.

                              PART I

ITEM 1.  BUSINESS
General

Toll Brothers, Inc. ("Toll Brothers" or the "Company"), a Delaware corporation formed in May 1986, commenced its business operations, through predecessor entities, in 1967. Toll Brothers designs, builds, markets and arranges financing for single family detached and attached homes in middle and high income residential communities catering to both move-up and empty nester homebuyers in fifteen states and six regions around the country. The communities are generally located on land the Company has either developed or acquired fully approved and in some cases improved. Currently, Toll Brothers operates predominantly in major suburban residential areas in southeastern Pennsylvania, central New Jersey, the Virginia and Maryland suburbs of Washington, D.C., the Boston, Massachusetts metropolitan area, southern Connecticut, Westchester County, New York, Orange County and Los Angeles County, California, the suburbs of Raleigh and Charlotte,North Carolina, and Scottsdale, Arizona. It is also developing communities in the suburbs of Dallas and Austin, Texas, in several markets on the east and west coasts of Florida, in Columbus, Ohio and in Nashville, Tennessee. In November 1997 the Company began operations in Las Vegas, Nevada with the acquisition of certain assets of Coleman Homes, Inc.. The Company has acquired property in the San Francisco Bay area and expects to begin offering homes for sale there in fiscal 1998. The Company markets its homes primarily to middle-income and upper-income buyers, emphasizing high quality construction and customer satisfaction.

As of October 31, 1997, the Company was offering homes for sale in 116 communities. Single family detached homes were being offered at prices, excluding customized options, generally ranging from $166,000 to $688,000, with an average base sales price of $376,000. Attached home prices, excluding customized options, generally range from $100,000 to $505,000, with an average base sales price of $193,000. In the five years ended October 31, 1997, Toll Brothers delivered 9,358 homes in 206 communities.

In recognition of its achievements, the Company has received numerous awards from national, state and local homebuilder publications and associations. In fiscal 1996, the Company was selected "America's Best Builder" by the National Association of Home Builders (the "NAHB") and Builder magazine in recognition of its excellent financial performance, unique custom-production system for building luxury homes in high volume and the excellence of its designs. The Company also received the National Housing Quality Award from the NAHB, which recognizes the Company's outstanding commitment to total quality management and continuous improvement. In 1994, the Company received one of the first place awards in the "Build America Beautiful" Awards Program, sponsored by Better Homes and Gardens magazine, the NAHB and Keep America Beautiful, Inc., its recognition of the Company's programs to improve the handling of solid waste on construction sites. In addition, the Company was named "The Builder of the Year" in 1988 by Professional Builder magazine.

On October 31, 1997 and 1996, the Company had backlogs of $627,220,000 (1,551 homes) and $526,194,000 (1,367 homes), respectively. Substantially all homes in backlog at October 31, 1997 are expected to be delivered by October 31, 1998.

As of October 31, 1997, the Company was offering homes for sale in 116 communities and owned or controlled through options, over 9,900 home sites in communities under development, as well as land for approximately 12,000 planned home sites in proposed communities.

The Company generally attempts to reduce certain risks homebuilders encounter by controlling land for future development through options whenever possible (which) allows the Company to obtain the necessary governmental approvals before acquiring title to the land), by beginning construction of homes after an agreement of sale has been executed with a buyer and by using subcontractors to perform home construction and land development work on a fixed-price basis. In order to obtain better terms or prices or due to competitive pressures, the Company has purchased several properties outright, or acquired the underlying mortgage, prior to obtaining all of the necessary governmental approvals needed to commence development.

The Communities

Toll Brothers' communities are generally located in suburban areas near major highways with access to major cities. Through 1981, all communities were located in southeastern Pennsylvania. The Company began selling homes in central New Jersey in 1982, in Massachusetts in 1987, in Maryland in 1988, in Virginia and Connecticut in 1992, in New York in 1993, in Southern California and North Carolina in 1994, in the suburbs of Dallas, Texas and Florida in 1995, in Austin, Texas in 1996 and in Columbus, Ohio and Nashville, Tennessee in 1997. In addition, in August 1995, the Company acquired certain assets, including two existing communities under development and options on several future communities, of Geoffrey H. Edmunds & Associates, a privately owned
Scottsdale, Arizona,luxury homebuilder. In November 1997 the Company acquired certain assets of Coleman Homes, Inc. in Las Vegas, Nevada including four existing communities. The Company has also acquired property in the San Francisco Bay Area and expects to begin offering homes for sale there in fiscal 1998.

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

In all of Toll Brothers' communities, certain options are available to the purchaser for an additional charge. The options typically are more numerous and significant on the more expensive homes. Major options include additional garages, additional rooms, finished lofts, and additional fireplaces. As a result of the additional charges for such options, the average sales price was approximately 17% higher than the base sales price during fiscal 1997.

The range of base sales prices for the Company's lines of homes as of October 31, 1997, was as follows:


    Single Family Detached Homes:
         Move-up                  $166,000  -  $414,000
         Executive                 240,000  -   602,000
         Estate                    275,000  -   688,000

    Attached Homes:
         Townhomes                 100,000  -   212,000
         Carriage Homes            190,000  -   505,000

Contracts for the sale of homes are at fixed prices. The prices at which homes are offered have generally increased from time to time during the sellout period for each community; however, there can be no assurance that sales prices will increase in the future.

The Company uses some of the same basic home designs in similar communities. However, the Company is continuously developing new designs to replace or augment existing ones to assure that its homes are responsive to current consumer preferences. For new designs, the Company has its own architectural staff and also engages unaffiliated architectural firms. During the past two years, the Company has introduced approximately 60 new models.

The following table summarizes certain information with respect to residential communities of Toll Brothers under development as of October 31, 1997:

                                                       HOMES UNDER
                      NUMBER OF     HOMES     HOMES   CONTRACT AND  HOME SITES
 STATE               COMMUNITIES   APPROVED   CLOSED   NOT CLOSED    AVAILABLE
Arizona                  18         1,430      296        166           968
California                7           739      189        112           438
Connecticut               6           233      103         60            70
Florida                  11           678       82         32           564
Massachusetts             8           737      465         60           212
New Jersey:
  North central           5           659      130         47           482
  Central                18         1,110      247        284           579
  South central           6         1,038      456        114           468
New York                  7           447       79         49           319
North Carolina            6           664      170         52           442
Ohio                      2            91        0          1            90
Pennsylvania             33         3,399    1,145        289         1,965
Tennessee                 1            46        0          0            46
Texas                     8           872       64         44           764
Virginia/Maryland        15         1,794      621        241           932
  Total                 151(1)     13,937    4,047      1,551         8,339(2)

(1) Of these 151 communities, 116 had homes being offered for sale, 17 had not yet opened for sales, and 18 had been sold out but not all closings had been completed. Of the 116 communities in which homes were being offered for sale, 110 were single family detached-home communities containing a total of 110 homes under construction but not under contract (exclusive of model homes) and 6 were attached home communities containing a total of 27 homes under construction but not under contract (exclusive of model homes).

(2) On October 31, 1997, significant site improvements had not commenced on approximately 4,460 of the 8,339 available home sites. Of the 8,339 available home sites, 887 were not owned, but were controlled through options.

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

The options or purchase agreements are generally on a non-recourse basis, thereby limiting the Company's financial exposure to the amounts invested in property and pre-development costs. The use of options or purchase agreements may increase the price of land that the Company eventually acquires, but significantly reduces risk. It also allows the Company to obtain necessary development approvals before acquisition of the land, which generally enhances the value of the options and the land eventually acquired. The Company's purchase agreements are typically subject to numerous conditions including, but not limited to, the Company's ability to obtain necessary governmental approvals for the proposed community. Often, the down payment on the agreement will be returned to the Company if all approvals are not obtained, although pre-development costs may not be recoverable. The Company has the ability to extend many of these options for varying periods of time, in some cases by the payment of an additional deposit and in some cases without an additional payment. The Company has the right to cancel any of its land agreements by forfeiture of the Company's down payment on the agreement. In such instances, the Company generally is not able to recover any pre-development costs.

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

Due to the improvement in the economy and the improved availability of capital during the past several years, the Company has seen an increase in competition for available land in its market areas. The continuation of the Company's development activities over the long term will be dependent upon its continued ability to locate, enter into contracts to acquire, obtain governmental approvals for, consummate the acquisition of, and improve suitable parcels of land.

While the Company believes that there is significant diversity in its Northeast and Mid-Atlantic markets and that this diversity provides protection from the vagaries of individual local economies, it believes that a greater geographic diversification will provide additional protection and more opportunities for growth. During the past three years, the Company has expanded into Arizona, California, Florida, North Carolina, Ohio, Tennessee and Texas. In November 1997, the Company commenced operations in Las Vegas, Nevada. The Company continues to explore additional geographic areas for expansion.

The following is a summary of the parcels of land that the Company either owns or controls through options at October 31, 1997 for proposed communities, as distinguished from those currently under development:

                                    Number of      Number of      Number of
State                              Communities       Acres      Homes Planned
Arizona                                 1              25             53
California                              8             342            556
Florida                                 9             929          1,423
Massachusetts                           4             493            319
Michigan                                4             605            600
Nevada (2)                              4              38            380
New Jersey: (1)
  South central                         2             420            673
  North central                         4             386            267
  Central                              16           1,260          2,283
New York                                3             204            130
North Carolina                          6             775            923
Ohio                                    1             140             98
Pennsylvania/Delaware                  14           1,158          1,512
Rhode Island                            1              50             75
Tennessee                               1             152            135
Texas                                   2              94            180
Virginia/Maryland                      11           1,441          2,468
Total                                  91           8,512         12,075(3)

  (1) New Jersey includes two communities which contain plans for 170 units which will either be rented or sold at lower than market rentals or prices.

  (2) Consists of the communities acquired from Coleman Homes, Inc. in November 1997 which were under contract as of October 31, 1997.

  (3) Of the 12,075 planned home sites, 3,817 lots were owned.


The aggregate purchase price of land parcels under option at October 31, 1997 was approximately $362,017,000 of which $17,095,000 had been paid or deposited.

The Company evaluates all of the land under control for proposed communities on an ongoing basis with respect to economic and market feasibility. During the year ended October 31, 1997 such feasibility analyses resulted in approximately $100,000 of capitalized costs related to proposed communities being charged to expense because they were no longer deemed to be recoverable.

There can be no assurance that the Company will be successful in securing necessary development approvals for the land currently under its control or for land which the Company may acquire control of in the future or, that upon obtaining such development approvals, the Company will elect to complete its purchases under such options. The Company has generally been successful in the past in obtaining governmental approvals, has substantial land currently under its control for which it is seeking such approvals (as set forth in the table above), and devotes significant resources to locating suitable additional land for development and to obtaining the required approvals on land under its control. Failure to locate sufficient suitable land or to obtain necessary governmental approvals, however, may impair the ability of the Company over the long-term to maintain current levels of development activities.

The Company generally has not purchased land for speculation or with the contemplation of selling it for profit.

The Company believes that it has an adequate supply of land in its existing communities and in land held for future development (assuming that all properties are developed) to maintain its operations at its current levels for several years.
Community Development
The Company expends considerable effort in developing a concept for each community, which includes determination of size, style and price range of the homes, layout of the streets and individual lots, and overall community design. After obtaining the necessary governmental subdivision and other approvals, which can sometimes require several years, the Company improves the land by grading and clearing the site, installing roads, underground utility lines and pipes, erecting distinctive entrance structures, and staking out individual home sites.

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

All Toll Brothers homes are sold under the Company's one-year limited warranty as to workmanship and two-year limited warranty as to mechanical equipment. Many homebuyers are also provided with a limited ten-year warranty as to structural integrity.

Customer Financing

The Company makes arrangements with a variety of mortgage lenders to provide homebuyers a range of conventional mortgage financing programs. By making available an array of attractive mortgage programs to qualified purchasers, the Company is able to better coordinate and expedite the entire sales transaction by ensuring that mortgage commitments are received and that closings take place on a timely and efficient basis. During fiscal 1997, approximately 60% of the Company's closings were financed through mortgage programs offered by the Company. In addition, during the same period, the Company's home buyers, on average, financed approximately 71% of the purchase price of their homes.

The Company secures the availability of a variety of competitive market rate mortgage products from both national and regional lenders. Such availability is generally obtained at no cost to the Company and is committed for varying lengths of time and amounts.

The Company also obtains forward commitments for fixed and variable rate mortgage financing which contain various rate protection features. Such commitments have generally cost the Company from zero to one-half of one percent of the mortgage funds reserved and typically have terms of 9 to 18 months. As of October 31, 1997, there were approximately $139 million of such commitments available, which expire at various dates through September 1998.

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

In order to secure certain approvals, the Company may have to provide affordable housing at below market rental or sales prices. The impact on the Company will depend on how the various state and local governments in the areas in which the Company engages, or intends to engage, in development implement their programs for affordable housing. To date, these restrictions have not had a material impact on the Company. The Company is also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of health and the environment
("environmental laws"), as well as the effects of environmental factors. The particular environmental laws which apply to any given community vary greatly according to the community site, the site's environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause the Company to incur substantial compliance and other costs, and may prohibit or severely restrict development in certain environmentally sensitive regions or areas.

The Company maintains a policy of engaging, prior to consummating the purchase of land, independent environmental consultants to assess such land for the potential of hazardous or toxic materials, wastes or substances. Because it has generally obtained such assessments for the land it has purchased, the Company has not been significantly affected to date by the presence of such materials.

Employees

As of October 31, 1997, the Company employed 1,346 full-time persons; of these, 47 were in executive positions, 174 were engaged in sales activities, 146 in project management activities, 399 in administrative and clerical activities, 379 in construction activities, 83 in engineering activities and 118 in the panel plant operations. The Company considers its employee relations to be good.

ITEM 2.      PROPERTIES

Headquarters

Toll Brothers' corporate offices, containing approximately 70,000 square feet, are located in a modern facility at 3103 Philmont Avenue, Huntingdon Valley, Montgomery County, Pennsylvania. The facility was purchased by the Company in September 1988.

Manufacturing/Distribution Facility

Toll Brothers owns a facility of approximately 200,000 square feet in which it manufactures open wall panels, roof and floor trusses, and certain interior and exterior millwork to supply a portion of the Company's construction needs. This operation also permits Toll Brothers to purchase wholesale lumber, plywood, windows, doors, certain other interior and exterior millwork and other building materials to supply its communities. The Company believes that increased efficiency, cost savings and productivity result from the operation of this plant and from such wholesale purchases of material. This plant generally does not sell or supply to any purchasers other than Toll Brothers. The property, which is located in Morrisville, Pennsylvania,is adjacent to U.S. Route 1, a major thoroughfare, and is served by rail.

Regional and Other Facilities

The Company leases office and warehouse space in various locations, none of which is material to the business of the Company.

ITEM 3.      LEGAL PROCEEDINGS

The Company is involved in various claims and litigation arising principally in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the business or the financial condition of the Company.

The Company, members of its board and certain of its officers were named as defendants in an action filed in the Delaware Chancery Court in October 1997, entitled Camody v. Toll Brothers, Inc. The plantiff, who purports to represent a class of Company stockholders, seeks declaratory and injunctive relief invalidating the Company's Shareholder Rights Plan, claiming certain of its terms are unauthorized by Delaware's General Corporation Law and that adoption of the Plan was a violation of fiduciary duty. Defendants have moved to dismiss the Complaint. The Company does not expect the litigation will have a material impact on the Company or its operations.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended October 31, 1997.


                 EXECUTIVE OFFICERS OF THE REGISTRANT

The section entitled "Proposal One: Election of Directors" of the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference.

The following table includes information with respect to all executive officers of the Company as of October 31, 1997. All executive officers serve at the pleasure of the Board of Directors of the Company.

Name                                     Age            Positions

Robert I. Toll                            56         Chairman of the Board,
                                                     Chief Executive Officer and
                                                     Director
Bruce E. Toll                             54         President, Chief Operating
                                                     Officer,Secretary and
                                                     Director
Zvi Barzilay                              51         Executive Vice President
                                                     and Director
Joel H. Rassman                           52         Senior Vice President,
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

Joel H. Rassman has been a senior vice president of the Company since joining the Company in 1984. Mr. Rassman was elected a Director of the Company in 1996.
                               PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
    MATTERS

The Company's common stock is principally traded on the New York Stock Exchange (Symbol: TOL). It is also listed on the Pacific Stock Exchange.

The following table sets forth the price range of the Company's common stock on the New York Stock Exchange for each fiscal quarter during the two years ended October 31, 1997.

                                Three Months Ended

  1997                October 31  July 31     April 30   January 31
    High             $25 1/2    $21 1/16     $19 7/8     $20 1/4

    Low              $20 5/16   $17 5/8      $17 1/2     $16 7/8

  1996                 October 31  July 31     April 30   January 31
    High             $17 7/8    $18 5/8     $20 5/8     $23 1/2
    Low              $16        $14 5/8     $15 3/8     $16 5/8

The Company has not paid any cash dividends on its common stock to date and expects that for the foreseeable future it will follow a policy of retaining earnings in order to finance the continued development of its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors. The Company's 9 1/2% Senior Subordinated Notes due March 15, 2003, 8 3/4%
Senior Subordinated Notes due 2006 and 7 3/4% Senior Subordinated Notes due 2007, contain restrictions on the amount of dividends the Company may pay on its common stock. In addition, the Company's Bank Revolving Credit Agreement requires the maintenance of minimum shareholders' equity which restricts the amount of dividends the Company may pay. As of October 31, 1997, under the most restrictive of the agreements, the Company could pay up to approximately $108,967,000 of cash dividends.

At December 31, 1997, there were approximately 658 record holders of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and housing data of the Company as of and for each of the five fiscal years ended October 31, 1997. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Summary Consolidated Income Statement Data (Amounts in thousands, except per share data)

                                               Year Ended October 31

                                 1997      1996      1995      1994      1993
Revenues                       $971,660  $760,707  $646,339  $504,064  $395,261
Income before income taxes,
  extraordinary item and
  change in accounting         $107,646  $ 85,793  $ 79,439  $ 56,840  $ 43,928
Income before extraordinary
  item and change in
  accounting                   $ 67,847  $ 53,744  $ 49,932  $ 36,177  $ 27,419
Extraordinary loss               (2,772)                                   (668)
Cumulative effect of change
  in accounting                                                           1,307
Net income                     $ 65,075  $ 53,744  $ 49,932  $ 36,177  $ 28,058

Earnings per share

Primary
Income before extraordinary
  item and change in
  accounting                   $   1.94  $   1.56  $   1.47  $   1.08  $    .82
Extraordinary loss                 (.08)                                   (.02)
Cumulative effect of change
  in accounting                                                             .04
Net income                     $   1.86  $   1.56  $   1.47  $   1.08  $    .84
Weighted average number of
  shares outstanding             34,918    34,492    33,909    33,626    33,467

Fully-diluted*

Income before extraordinary
  item and change in
  accounting                   $   1.86  $   1.50  $   1.41  $   1.05  $    .82
Extraordinary loss                 (.07)                                   (.02)
Cumulative effect of change
  in accounting                                                             .04
Net income                     $   1.78  $   1.50  $   1.41  $   1.05  $    .84
Weighted average number of
  shares outstanding             37,354    36,891    36,651    35,664    33,583


*Due to rounding, amounts may not add

PAGE

Summary Consolidated Balance Sheet Data (Amounts in thousands)

                                                October 31

                                 1997     1996    1995     1994    1993
Inventory                     $  921,925 $772,471 $623,830 $506,347 $402,515

Total assets                  $1,118,626 $837,926 $692,457 $586,893 $475,998

Debt
  Loans payable               $  189,579 $132,109 $ 59,057 $ 17,506 $ 24,779
  Subordinated debt              319,924  208,415  221,226  227,969  174,442
  Collateralized mortgage
    obligations payable            2,577    2,816    3,912    4,686   10,810

  Total                       $  512,080 $343,340 $284,195 $250,161 $210,031
Shareholders' equity          $  385,252 $314,677 $256,659 $204,176 $167,006

Housing Data

Year ended October 31:             1997      1996     1995     1994     1993
  Number of homes
    closed                         2,517    2,109    1,825    1,583    1,324
  Sales value of homes
    closed
   (in thousands)             $  968,253 $759,303 $643,017 $501,822 $392,560
  Number of homes
    contracted                     2,701    2,398    1,846    1,716    1,595
  Sales value of homes
    contracted
    (in thousands)            $1,069,279 $884,677 $660,467 $586,941 $490,883

As of October 31:
  Number of homes
    in backlog                     1,551    1,367    1,078    1,025      892
  Sales value of homes
    in backlog
   (in thousands)              $ 627,220 $526,194 $400,820 $370,560 $285,441

PAGE

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table sets forth certain income statement items related to the Company's operations as percentages of total revenues:

      Year Ended October 31:                     1997      1996     1995

      Revenues                                  100.0%    100.0%   100.0%
      Costs and expenses:
        Land and housing construction            77.0      76.4     75.0
        Selling, general and administrative       8.9       9.1      9.2
        Interest                                  3.0       3.2      3.4
          Total costs and expenses               88.9      88.7     87.6
      Operating income                          11.1%      11.3%    12.4%

FISCAL 1997 COMPARED TO FISCAL 1996

Revenues for fiscal 1997 of $972 million exceeded fiscal 1996 revenues of $761 million by $211 million or 28%. The increase in revenues was attributable to a 19% increase in the number of homes delivered and a 7% increase in the average delivered price. The increase in the number of homes delivered was due to an increase in 1997 in the number of communities delivering homes, the larger backlog of homes as of the beginning of fiscal 1997 as compared to 1996 and an increase in 1997 in the number of homes sold per community. The increase in the number of selling communities was the result of the Company's geographic expansion as well as a greater penetration of its existing markets. The Company anticipates that the number of selling communities will continue to grow due to its continued penetration of its existing markets, its expansion into Northern California and its acquisition in November 1997, of a number of communities from Coleman Homes, Inc. in Las Vegas, Nevada. The increase in the average price per home delivered in fiscal 1997 was due to a continuing shift in the location of the homes to more expensive areas, a change in product mix to larger homes, an increase in the value of options that homebuyers selected and increases in selling prices. The Company believes that revenues will continue to grow in fiscal 1998 based upon its backlog as of October 31, 1997 and the aforementioned anticipated increase in the number of selling communities.

Land and construction costs as a percentage of revenues increased in fiscal 1997 as compared to 1996 due principally to increased material and overhead costs, to increased costs in the Company's newer markets ( Arizona, California, Florida, North Carolina and Texas) resulting from generally higher construction costs as a percentage of selling price and to relatively less efficient construction and construction-related activities in these markets. The cost increases were partially offset by the lower amount of inventory writedowns recognized in 1997 ($2.0 million) as compared to 1996 ($4.6 million). The Company expects that its newer markets will become more efficient in fiscal 1998 but will continue to be less profitable than its more established markets due to greater competition in these newer markets. The Company does not expect to see a significant reduction in total construction costs as a percentage of total revenues despite expected improvements in its newer markets because revenues from these markets and their associated higher costs will be a greater proportion of total revenues and costs. In addition, the Company's margins will be impacted by the inefficiencies of expansion into Ohio, Tennessee, Northern California and Nevada.

Selling, general and administrative expenses ("SG&A) as a percentage of revenues decreased in fiscal 1997 as compared to fiscal 1996 due to revenues increasing in 1997 at a faster pace than SG&A spending. The increase in spending was primarily attributable to the Company's geographic expansion and the increase in the number of communities that it was operating in 1997 as compared to 1996.

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

Land and construction costs as a percentage of revenues increased in fiscal 1996 as compared to fiscal 1995. The increase was due principally to increased material and overhead costs, increased costs of sales incentives and the additional start-up costs, generally higher construction costs and the inefficiencies of production associated with the Company's expansion into California, Arizona, Texas, North Carolina and Florida. The increased overhead costs were due principally to the severe winter weather conditions that the Company encountered in many of its markets in fiscal 1996. The cost increases were partially offset by the lower amount of inventory writedowns in 1996 ($4.6 million) as compared to 1995($5.4 million).

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

INCOME TAXES

Income taxes for fiscal 1997, 1996 and 1995 were provided at effective rates of 37.0%, 37.4% and 37.1%, respectively.

EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT

In January 1997, the Company called for redemption in March 1997 of all its outstanding 10 1/2% Senior Subordinated Notes due 2002 at 103% of principal amount plus accrued interest. The redemption resulted in an extraordinary loss of $2,772,000, net of $1,659,000 of income taxes. The redemption and related refinancing will result in the reduction of the Company's interest costs of approximately $2,000,000 annually.

CAPITAL RESOURCES AND LIQUIDITY

Funding for the Company's residential development activities is principally provided by cash flows from operations, unsecured bank borrowings, from time to time, and public debt and equity markets.

Cash flow from operations, before inventory additions, has improved as operating results improved and the Company anticipates that the cash flow from operations will continue to improve as a result of an increase in revenues from the delivery of homes from the existing backlog as well as from new sales contracts. The Company has used the cash flow from operations, bank borrowings and public debt to acquire additional land for new communities, to fund additional expenditures for land development and construction costs needed to meet the requirements of the increased backlog and continuing expansion of the number of communities in which the Company is offering homes for sale and to reduce debt. The Company expects that inventories will continue to increase and is currently negotiating and searching for additional opportunities to obtain control of land for future communities.

In December 1997, the Company called for redemption on January 14, 1998, the $51 million outstanding of its 4 3/4% Convertible Senior Subordinated Notes due
2004 at 102.969% of principal amount. The notes are convertible at a conversion price of $21.75 per share at the option of the noteholder. The closing price of the Company's Common Stock on December 9, 1997 was $26.50.
The Company expects to use existing available cash for the redemption.

The Company has a $250 million unsecured revolving credit facility with fifteen banks which extends through June 2002. The facility reduces by 50% in June
2000 unless extended as provided for in the agreement. As of October 31, 1997, the Company had $50 million of loans and approximately $27 million of letters of credit outstanding under the facility.

In November 1996 and September 1997, the Company sold $100 million of 8 3/4% Senior Subordinated Notes due 2006 and $100 million of 7 3/4% Senior Subordinated Notes due 2007, respectively. In addition, in March 1997, the Company borrowed $50 million from two banks for a five-year period at a fixed rate of 7.72%.

In April 1997, Standard and Poor's Ratings Group upgraded the Company's Corporate Credit Rating to BBB- and the ratings on its Senior Subordinated Notes to BB+.

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

Housing demand, in general, is adversely affected by increases in interest costs, as well as in housing costs. Interest rates, the length of time that land remains in inventory and the proportion of inventory that is financed affect the Company's interest costs. If the Company is unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, affecting prospective buyers' ability to adequately finance a home purchase, the Company's revenues, gross margins and net income would be adversely affected. Increases in sales prices, whether the result of inflation or demand, may affect the ability of prospective buyers to afford a new home.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements as set forth in item 14(a)(1) and (2).

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                               PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to executive officers of the Company is set forth in Part I. The information required by this item with respect to the Directors of the Company is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Com pany's Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders.

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

                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedule

 1. Financial Statements
                                                        Page

    Report of Independent Auditors                       F-1
    Consolidated Statements of Income for the
        Years Ended October 31, 1997, 1996 and 1995      F-2
    Consolidated Balance Sheets as of
        October 31, 1997 and 1996                        F-3
    Consolidated Statements of Cash Flows for the
        Years Ended October 31, 1997, 1996 and 1995      F-4
    Notes to Consolidated Financial Statements        F-5 - F-15
    Summary Consolidated Quarterly Data                  F-16

 2. Financial Statement Schedule

    Schedule II - Valuation and Qualifying Accounts
                  for the Years Ended October 31,
                  1997, 1996 and 1995                   F-17

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

 Exhibit
 Number                              Description

  4.2 Indenture dated as of March 15, 1993, among Toll Corp., as issuer, the Registrant, as guarantor, and NBD Bank, National Association, as Trustee,including Form of Guarantee, is hereby incorporated by reference to Exhibit 4.1 of Toll Corp.'s Registration Statement on
        Form S-3 filed with the Securities and Exchange Commission, March 10, 1993, File No. 33-58350.

  4.3 Indenture dated as of January 15, 1994 between Toll Corp., as issuer, the Registrant, as guarantor, Security Trust Company, N.A., as Trustee, including Form of Guarantee, is incorporated by reference to Exhibit 4.1 of Toll Corp.'s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 23, 1995, File No. 33-51775.

  4.4 Indenture dated as of November 12, 1996 between Toll Corp., as issuer, the Registrant, as guarantor, NBD Bank, a Michigan banking corporation, as Trustee, including form of guarantee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K dated November 6, 1996 filed with the Securities and Exchange Commission.

  4.5 Authorizing Resolutions, dated as of September 16, 1997, relating to the $100,000,000 principal amount of 7 3/4% Senior Subordinated Notes due 2007 of Toll Corp., guaranteed on a Senior Subordinated basis by Toll Brothers, Inc.

  4.6 Rights Agreement dated as of June 12, 1997 by and between the Company and Chase Mellon Shareholder Service, L.L.C., as Rights Agent, is hereby incorporated by reference to Exhibit, to the Company's Registration Statement on Form 8A dated June 20, 1997.

 10.1 Revolving credit agreement, dated as of November 1, 1993 as amended through May 8, 1996, among First Huntingdon Finance Corp., the Registrant,PNC Bank, National Association, CoreStates Bank, N.A.,
        The First National Bank of Chicago, NationsBank National Association, Bank Hapoalim B.M., Kleinwort Benson Limited, Mellon Bank, The Fuji Bank, Limited, Credit Lyonnais, New York Branch, Banque Paribas, Krieditbank N.V., Comerica Bank, Bayerische Vereinsbank AG, New York Branch, The Industrial Bank of Japan Trust Company, The Sanwa Bank Limited and PNC Bank, National Association, as Agent, is hereby incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-K for the year ended October 31, 1996.

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

Exhibit
Number                            Description

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

 10.7 Amendment to the Toll Brothers, Inc. Cash Bonus Plan dated May 29, 1996 is hereby incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-K for the year ended October 31, 1996.

 10.8 Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) is hereby incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995.

 10.9 Amendment to the Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) dated May 29, 1996 is hereby incorporated by reference to
        Exhibit 10.9 of the Registrant's Form 10-K for the year ended October 31, 1997.

 10.10 Stock Redemption Agreement between the Registrant and Robert I. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit
        10.7 of the Registrants Form 10-K for the year ended October 31, 1995.

 10.11 Stock Redemption Agreement between the Registrant and Bruce E. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit
        10.8 of the Registrants Form 10-K for the year ended October 31, 1995.

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

 11     Statement regarding computation of Per Share Earnings.

 22     Subsidiaries of the Registrant.

 23     Consent of Independent Auditors.

 27     Financial Data Schedule

(b) Reports on Form 8-K

      Form 8-K filed on September 17, 1997 regarding the Terms Agreement and Authorizing Resolution pertaining to the Toll Corp., 7 3/4% Senior Subordinated Notes due 2007.
PAGE

                            SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Lower Moreland, Commonwealth of Pennsylvania on December 17, 1997.
                                           TOLL BROTHERS, INC.
                                           By: /s/ Robert I. Toll
                                               Robert I. Toll
                                               Chairman of the Board and
                                               Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
    Signature                      Title                Date

   /s/ Robert I. Toll      Chairman of the Board       December 17, 1997
   Robert I. Toll          of Directors and Chief
                           Executive Officer
                           (Principal Executive
                           Officer)

   /s/ Bruce E. Toll       President, Chief Operating  December 17, 1997
   Bruce E. Toll           Officer, Secretary
                           and Director

   /s/ Zvi Barzilay        Executive Vice President    December 17, 1997
   Zvi Barzilay            and Director

   /s/ Joel H. Rassman     Senior Vice President,      December 17, 1997
   Joel H. Rassman         Treasurer, Chief
                           Financial Officer and
                           Director
                           (Principal Financial Officer)

   /s/ Joseph R. Sicree    Vice President and          December 17, 1997
   Joseph R. Sicree        Chief Accounting Officer
                           (Principal Accounting
                           Officer)

   /s/ Robert S. Blank     Director                    December 17, 1997
   Robert S. Blank

   /s/ Richard J. Braemer         Director             December 17, 1997
   Richard J. Braemer

   /s/ Roger S. Hillas            Director             December 17, 1997
   Roger S. Hillas

   /s/ Carl B. Marbach            Director             December 17, 1997
   Carl B. Marbach

   /s/ Paul  E. Shapiro           Director             December 17, 1997
   Paul E. Shapiro

  REPORT OF INDEPENDENT AUDITORS
  The Board of Directors and Shareholders
  Toll Brothers, Inc.

  We have audited the accompanying consolidated balance sheets of Toll Brothers, Inc. and subsidiaries at October 31, 1997 and 1996, and the related consolidated statements of income, and cash flows for each of the three years in the period ended October 31, 1997. Our audits also included the financial statement schedule listed in the Index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toll Brothers, Inc. and subsidiaries at October 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                /s/  Ernst & Young LLP


  Philadelphia, Pennsylvania
  December 9, 1997

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

                                                 Year Ended October 31
                                                 1997       1996      1995
Revenues:
  Housing sales                                $968,253   $759,303  $643,017
  Interest and other                              3,407      1,404     3,322
                                                971,660    760,707   646,339
Costs and expenses:
  Land and housing construction                 748,323    580,990   485,009
  Selling, general and administrative            86,301     69,735    59,684
  Interest                                       29,390     24,189    22,207
                                                864,014    674,914   566,900
Income before income taxes and
  extraordinary loss                            107,646     85,793    79,439
Income taxes                                     39,799     32,049    29,507
Income before extraordinary loss                 67,847     53,744    49,932

Extraordinary loss                               (2,772)
Net income                                     $ 65,075   $ 53,744  $ 49,932

Earnings per share
Primary:
   Income before extraordinary loss            $   1.94  $   1.56   $   1.47
   Extraordinary loss                          $   (.08)
   Net income                                  $   1.86  $   1.56   $   1.47

Fully-diluted:*
   Income before extraordinary loss            $   1.86  $   1.50   $   1.41
   Extraordinary loss                          $   (.07)
   Net income                                  $   1.78  $   1.50   $   1.41

Weighted average number of shares
   Primary                                       34,918    34,492     33,909
   Fully-diluted                                 37,354    36,891     36,651

* Due to rounding, the amounts may not add.




                       See accompanying notes.

CONSOLIDATED BALANCE SHEETS (Amounts in thousands)

                                                             October 31
                                                          1997      1996
ASSETS
  Cash and cash equivalents                            $  147,575  $ 22,891
  Inventory                                               921,595   772,471
  Property, construction and office
   equipment, net                                          15,074    12,948
  Receivables, prepaid expenses and other
   assets                                                  31,793    26,783
  Mortgage notes receivable                                 2,589     2,833
                                                       $1,118,626  $837,926

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Loans payable                                        $  189,579  $132,109
  Subordinated notes                                      319,924   208,415
  Customer deposits on sales contracts                     52,698    43,387
  Accounts payable                                         48,600    42,423
  Accrued expenses                                         75,237    58,211
  Collateralized mortgage obligations payable               2,577     2,816
  Income taxes payable                                     44,759    35,888
    Total liabilities                                     733,374   523,249

Shareholders' equity
  Preferred stock, none issued
  Common stock, 34,275 and 33,919 shares
   issued at October 31, 1997 and 1996, respectively          343       339
  Additional paid-in capital                               48,514    43,018
  Retained earnings                                       336,395   271,320
    Total shareholders' equity                            385,252   314,677
                                                       $1,118,626  $837,926


                      See accompanying notes.
PAGE

CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands)

                                                      Year Ended October 31

                                                      1997     1996   1995
Cash flows from operating activities:
  Net income                                       $ 65,075  $ 53,744 $ 49,932
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                     4,055     3,306    2,943
    Loss (gain) from repurchase of subordinated debt              540     (355)
    Extraordinary loss from bond redemption           4,431
    Deferred tax provision (benefit)                  3,332       877     (476)
    Inventory valuation provisions                              1,000    3,800
    Changes in operating assets and liabilities:
    Increase in inventory                          (120,280) (138,059)(118,720)
    Increase in receivables, prepaid
      expenses and other assets                      (3,994)   (2,783)  (3,345)
      Increase in customer deposits on sales contracts9,311     7,193    6,123
      Increase in accounts payable and accrued
        expenses                                     25,498    22,223    8,625
       Increase(decrease) in income taxes payable     5,722    (1,805)   4,957
    Net cash used in operating activities            (6,850)  (53,764) (46,516)

Cash flows from investing activities:
  Sale of marketable securities                                           3,674
  Purchase of property and equipment, net             (5,329)   (3,596)  (2,452)
  Principal repayments of mortgage
    notes receivable                                     244     1,107      684
  Net cash (used in) provided by investing activities (5,085)   (2,489)   1,906

Cash flows from financing activities:
  Proceeds from loans payable                        145,000   173,028  160,000
  Principal payments of loans payable               (116,613) (111,738)(121,159)
  Net proceeds from issuance of subordinated debt    195,700
  Repurchase of subordinated debt                    (90,434)  (13,096)  (6,256)
  Principal payments of collateralized mortgage
     obligations payable                                (239)   (1,096)    (780)
  Proceeds from stock-based benefit plans              3,205     4,274    2,551
  Net cash provided by financing activities          136,619    51,372   34,356

Net increase (decrease)in cash and cash equivalents  124,684    (4,881) (10,254)
Cash and cash equivalents, beginning of year          22,891    27,772   38,026
Cash and cash equivalents, end of year              $147,575  $ 22,891 $ 27,772

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

Income recognition
The Company is primarily engaged in the development, construction and sale of residential housing. Revenues and cost of sales are recorded at the time each home sale is closed and title and possession have been transferred to the buyer. Closing normally occurs shortly after construction is substantially completed.

Cash and cash equivalents
Liquid investments or investments with original maturities of three months or less are classified as cash equivalents. The carrying value of these investments approximates fair market value.

Property, construction and office equipment
Property, construction and office equipment are recorded at cost and are stated net of accumulated depreciation of $18,985,000 and $16,159,000 at October 31, 1997 and 1996, respectively. Depreciation is recorded by using the straight-line method over the estimated useful lives of the assets.

Inventories
Inventories are stated at the lower of cost or fair value. In addition to direct land acquisition, land development and housing construction costs, costs include interest, real estate taxes and direct overhead costs related to development and construction, which are capitalized to inventories during the period beginning with the commencement of development and ending with the completion of construction.

Land, land development and related costs are amortized to cost of homes closed based upon the total number of homes to be constructed in each community. Housing construction and related costs are charged to cost of homes closed under the specific identification method.

The Company capitalizes certain project marketing costs and charges them against income as homes are closed.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), established standards for the recognition and measurement of impairment losses on long-lived assets. The Company adopted FAS 121 in the first quarter of fiscal 1997. The adoption did not result in the recognition of an impairment loss.

Earnings per share

The computation of primary and fully-diluted earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding. In addition, the computation of fully-diluted earnings per share assumes the conversion of the Company's 4 3/4% Convertible Senior Subordinated Notes due 2004 at $21.75 per share for the period that the notes were outstanding.

Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), requires the calculation and dual presentation of Basic and Diluted earnings per share ("EPS") and is effective for financial statements issued for periods ending after December 15, 1997; earlier application of FAS 128 is not permitted. Had FAS 128 been adopted, Basic EPS before extraordinary loss would have been $1.99, $1.59 and $1.49 for the year ended October 31, 1997, 1996 and 1995, respectively. Diluted EPS before extraordinary loss would have been $1.86, $1.50 and $1.42, respectively.

Stock-based compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), establishes a fair value based method of accounting for stock-based compensations plans, including stock options. FAS 123 allows the Company to continue accounting for stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but requires it to provide pro forma net income and earnings per share information "as if" the new fair value approach had been adopted.
Because the Company continued to account for its stock option plans under APB 25, there was no impact on the Company's consolidated financial statements resulting from implementation of FAS 123.

2.  Inventory

Inventory consisted of the following(amounts in thousands):

                                                       October 31
                                                   1997         1996
          Land and land development costs        $234,855     $204,527
          Construction in progress                590,295      491,552
          Sample homes                             47,920       40,017
          Land deposits and costs of
             future development                    28,314       20,349
          Deferred marketing and
             financing costs                       20,211       16,026
                                                 $921,595     $772,471

          Construction in progress includes the cost of homes under construction, land and land development costs and the carrying cost of lots that have been substantially improved.

For the years ended October 31, 1997, 1996 and 1995, the Company provided for inventory writedowns and the expensing of costs which it believed not to be recoverable of $2,048,000, $4,611,000 and $5,366,000, respectively.

Interest capitalized in inventories is charged to interest expense when the related inventories are closed. Changes in capitalized interest for the three years ended October 31, 1997 were as follows(amounts in thousands):
                                          1997        1996       1995

  Interest capitalized,
      beginning of year                 $ 46,191   $ 43,142    $ 39,835
  Interest incurred                       35,242     27,695      25,780
  Interest expensed                      (29,390)   (24,189)    (22,207)
  Write off to cost
     and expenses                           (356)      (457)       (266)
  Interest capitalized,
     end of year                        $ 51,687   $ 46,191    $ 43,142

3.  Loans Payable and Subordinated Notes

Loans payable consisted of the following
(amounts in thousands):
                                            October 31
                                          1997      1996

Revolving credit facility - term portion $ 50,000  $ 50,000
Term loan due July 2001                    68,000    68,000
Term loan due March 2002                   50,000
Other                                      21,579    14,109
                                         $189,579  $132,109

The Company has a $250,000,000 unsecured revolving credit facility with fifteen banks which extends through June 2002. The facility reduces by 50% in June 2000 unless extended as provided for by the agreement. Interest is payable on short-term borrowings at .95% above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. The Company fixed the interest rate on $50,000,000 of borrowing at 7.54% until June 2000.
As of October 31, 1997, letters of credit and obligations under escrow agreements of $26,973,000 were outstanding. The agreement contains various covenants, including financial covenants related to consolidated shareholders' equity, indebtedness and inventory. The agreement requires that the Company maintain a minimum consolidated shareholders' equity which restricts the payment of cash dividends and the repurchase of Company stock to approximately $108,967,000 as of October 31, 1997.

In July 1996, the Company borrowed $68,000,000 from eight banks for a period of five years at a fixed interest rate of 7.91%. In March 1997, the Company borrowed $50,000,000 from two banks for a period of five years at a fixed rate of 7.72%. Both loans are unsecured and the agreements contain the same financial covenants as the Company's revolving credit facility.

The carrying value of the loans payable approximates the estimated fair market value.

Subordinated notes consisted of the following(amounts in thousands):

                                                         October 31,
                                                       1997      1996
  10 1/2% Senior Subordinated Notes,
      due March 15,2002                                         $  87,800
   9 1/2% Senior Subordinated Notes,
      due March 15,2003                             $   69,960     69,960
   4 3/4% Convertible Senior Subordinated Notes,
     due January 15, 2004                               50,999     50,999
   8 3/4% Senior Subordinated Notes
       due November 15, 2006                           100,000
    7 3/4% Senior Subordinated Notes
       due September 15, 2007                          100,000
   Bond discount                                        (1,035)      (344)
                                                     $ 319,924  $ 208,415

In November 1996 and September 1997, the Company issued $100,000,000 of 8 3/4% Senior Subordinated Notes due 2006 and $100,000,000 of 7 3/4% Senior Subordinated Notes due 2007, respectively.

All issues of senior subordinated notes and convertible senior subordinated notes are subordinated to all senior indebtedness of the Company. The indentures related to the 9 1/2% notes, 8 3/4% notes and the 7 3/4% notes restrict certain payments by the Company including cash dividends and the repurchase of Company stock. The notes are redeemable in whole or in part at the option of the Company at various prices on or after March 15, 1998 with regard to the 9 1/2% notes, on or after January 15, 1997 with regard to the 4 3/4% convertible notes, on or after November 15, 2001 with regard to the 8 3/4% notes and on or after September 15, 2002 with regard to the 7 3/4% notes.

The 4 3/4% convertible notes are convertible into shares of Common Stock of the Company at the option of the noteholders at any time prior to maturity at a conversion price of $21.75 per share. In December 1997, the Company called for redemption all of its oustanding 4 3/4% convertible notes on January 14, 1998 at 102.969% of principal plus accrued interest (an equivalent value of approximately $22.91 per share). The closing price of the Company's Common Stock on December 9, 1997 was $26.50. If the notes are converted into Common Stock of the Company prior to redemption, there will be no impact on the Company's income statement in fiscal 1998. If all noteholders redeem their notes for cash, the Company will recognize an extraordinary loss of approximately $1.8 million, net of taxes.

The Company redeemed all of its outstanding 10 1/2% Senior Subordinated Notes due 2002 at 103% of principal amount plus accrued interest in March 1997. The redemption resulted in an extraordinary loss in the first quarter of fiscal
1997 of $2,772,000, net of $1,659,000 of income taxes. The loss represents the redemption premium and the write-off of unamortized deferred issuance costs.

During fiscal 1996 and 1995, the Company repurchased $12,900,000 and $6,801,000, respectively, of the various issues of notes in open market purchases. The gains and losses from the repurchases were immaterial and included in other income.

As of October 31, 1997, the aggregate fair market value of all the outstanding subordinated notes, based upon their quoted market prices, was approximately $331,891,000.

The annual aggregate maturities of the Company's loans and notes during the next five fiscal years are: 1998 -$ 5,396,000; 1999 - $5,656,000; 2000 -
$57,447,000, 2001 - $71,080,000 and 2002 - $50,000,000.

4.  Income taxes

The provision for income taxes includes federal and state taxes. Substantially all of the difference between the effective tax rate (37.0%, 37.4% and 37.1% for 1997, 1996 and 1995, respectively) used in these provisions and the statutory federal tax rate of 35% was due to state taxes, net of federal tax benefit.
The provisions for income taxes for each of the three years ended October 31, 1997 were as follows (amounts in thousands):

                                    1997     1996      1995
   Federal                        $35,812  $29,013   $27,586
   State                            3,987    3,036     1,921
                                  $39,799  $32,049   $29,507

  Current                        $36,467  $31,172   $29,983
  Deferred                         3,332      877      (476)
                                  $39,799  $32,049   $29,507

The components of income taxes payable consisted of the following (amounts in thousands):

                                      October 31
                                    1997     1996
  Current                        $27,538  $21,999
   Deferred                        17,221   13,889
                                  $44,759  $35,888

The components of net deferred taxes payable consisted of the following (amounts in thousands):

                                       October 31
                                    1997     1996

  Deferred tax liabilities
    Capitalized interest         $17,702  $16,203
    Deferred expenses              6,387    4,434
       Other                                  314
      Total                       24,089   20,951

  Deferred tax assets
    Net realizable value
         reserves                  2,871    3,640
     Inventory valuation
                differences        1,526    1,556
    Accrued expenses
          deductible when paid       231      522
    Other                          2,240    1,344
      Total                        6,868    7,062

  Net deferred tax liability     $17,221  $13,889

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

Changes in shareholders' equity for the three years ended October 31, 1997 were as follows (amounts in thousands):

                                                Additional
                              Common   Stock    Paid-In    Retained
                              Shares   Amount   Capital    Earnings   Total
Balance, November 1, 1994     33,423   $   334  $ 36,198   $167,644   $204,176
  Net income                                                 49,932     49,932
  Exercise of stock options      213         2     2,525                 2,527
  Employee stock plan
   purchases                       2                  24                    24
Balance, October 31, 1995     33,638       336    38,747    217,576    256,659
  Net income                                                 53,744     53,744
  Exercise of stock options      276         3     4,196                 4,199
  Employee stock plan
   purchases                       5                  75                    75
Balance, October 31, 1996     33,919       339    43,018    271,320    314,677

  Net Income                                                 65,075     65,075
  Exercise of stock options      218         2     3,121                 3,123
  Executive bonus award          134         2     2,293                 2,295
  Employee stock plan
   purchases                       4                  82         82
Balance, October 31, 1997     34,275   $   343  $ 48,514   $336,395   $385,282

Shareholder Rights Plan

On June 12, 1997, the Board of Directors adopted a shareholder rights plan whereby the Board authorized and declared a dividend of one right for each share of Common Stock of the Company to all shareholders of record at the close of business on July 11, 1997. The rights are not currently exercisable but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire beneficial ownership of 15% or more of the Common Stock of the Company. If any person acquires 15% or more of the Common Stock of the Company, each right, should it become exercisable, will entitle the holder to acquire, upon payment of the exercise price of the right (presently $100), Common Stock of the Company having a market value equal to twice the rights exercise price. If, after a person or group, has acquired 15% or more of the outstanding Common Stock of the Company, the Company is acquired in a merger or other business combination, or 50% or more of its assets or earning power is sold or transferred in one transaction or a series of related transactions, each right becomes a right to acquire common shares of the other party to the transaction having a value equal to twice the exercise price of the right. Rights are redeemable at $.001 per right by action of the Board of Directors at any time prior to the tenth day following the public announcement that a person or group, has acquired beneficial ownership of 15% or more of the Common Stock of the Company. Unless earlier redeemed, the rights will expire on July 11, 2007.

Redemption of Common Stock

In order to help provide for an orderly market in the Company's Common Stock in the event of the death of either Robert I. Toll or Bruce E. Toll (the "Tolls"), or both of them, the Company and the Tolls have entered into agreements in which the Company has agreed to purchase from the estate of each of the Tolls $10,000,000 of the Company's Common Stock (or a lesser amount under certain circumstances) at a price equal to the greater of fair market value (as defined) or book value (as defined). Further, the Tolls have agreed to allow the Company to purchase $10,000,000 of life insurance on each of their lives. In addition, the Tolls granted the Company an option to purchase up to an additional $30,000,000 (or a lesser amount under certain circumstances) of the Company's Common Stock from each of their estates. The agreements expire in October 2005.

In April 1997, the Company announced that its Board of Directors authorized the repurchase of up to 3,000,000 shares of its Common Stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. As of October 31, 1997, the Company had not repurchased any shares.

6. Stock-Based Benefit Plans

Stock-based compensation plans
FAS 123 requires the disclosure of the estimated value of employee option grants and their impact on net income using option pricing models which are designed to estimate the value of options which, unlike employee stock options, can be traded at any time and are transferable. In addition to restrictions on trading, employee stock options may include other restrictions such as vesting periods. Further, such models require the input of highly subjective assumptions including the expected volatility of the stock price. Therefore, in management's opinion, the existing models do not provide a reliable single measure of the value of employee stock options.

At October 31, 1997, the Company's stock-based compensation plans consisted of its three stock option plans. Net income and net income per share as reported in these consolidated financial statements and on a pro forma basis, as if the fair value based method described in FAS 123 had been adopted, were as follows (in thousands, except per share amounts):

                                                         Year Ended Otober 31,

                                                              1997      1996
Net income                                   As reported   $65,075   $53,744
                                             Pro forma     $60,068   $51,480

Primary net income per share                 As reported   $  1.86   $  1.56
                                             Pro forma     $  1.72   $  1.49

Fully diluted net income per share           As reported   $  1.78   $  1.50
                                             Pro forma     $  1.65   $  1.44

Weighted-average fair value per share of                   $  9.37   $  9.82
options granted


For the purposes of providing the pro/forma disclosures, the fair value of options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in each of the two fiscal years ended October 31,1997 and 1996, respectively: a risk free interest rate of 5.87% and 6.27%,an expected life of 7 years and 7 years, volatility of 37.5% and 39.9% and no dividends.

The effects of applying FAS 123 for the purpose of providing pro forma disclosures may not be indicative of the effects on reported net income and net income per share for future years, as the pro forma disclosures include the effects of only those awards granted on or after November 1, 1995.

Stock option plans
The Company's three stock option plans for employees, officers and non-employee directors provide for the granting of incentive stock options and nonstatutory options with a term of up to ten years at a price not less than the market price of the stock at the date of grant. The Company's Stock Option and Incentive Stock Plan (1995) provides for automatic increases each January 1 in the number of shares available for grant by 2% of the number of shares outstanding (including treasury shares). The 1995 Plan restricts the number of options that may be granted in a calendar year to the lesser of the number of shares available for grant or 2,500,000 shares. No compensation costs were recognized under the Company's stock option plans in 1997, 1996 and 1995.

The following summarizes stock option activity for the three plans during the three years ended October 31, 1997:

<CAPTIONS>
                                   Number             Weighted Average
                                 of Options            Exercise Price
          Outstanding,
            November 1, 1994   1,613,125               $ 13.36
          Granted              1,022,200                 10.29
          Exercised             (212,775)                 9.63
          Cancelled              (80,350)                13.10
          Outstanding,
            October 31, 1995   2,342,200               $ 12.37
          Granted                843,450                 19.74
          Exercised             (276,000)                12.10
          Cancelled              (37,825)                16.00
          Outstanding,
            October 31, 1996   2,871,825               $ 14.52
          Granted              1,090,400                 19.30
          Exercised             (218,601)                11.54
          Cancelled             ( 59,449)                19.64
          Outstanding,
            October 31, 1997   3,684,175               $ 16.03

Options exercisable and their weighted average exercise price as of October 31, 1997,1996 and 1995 were 2,336,186 shares and $13.99, 1,751,800 shares and
$12.84, and 1,086,375 shares and $13.38, respectively.

Options available for grant at October 31, 1997, 1996 and 1995 under all the plans were 2,412,372, 2,899,000 and 3,260,000, respectively.


The following table summarizes information about stock options outstanding at October 31, 1997:

                         Options Outstanding           Options Exercisable

                              Weighted
                              Average      Weighted-               Weighted-
 Range of                     Remaining    Average                 Average
 Exercise        Number       Contractual  Exercise   Number       Exercise
 Price           Outstanding  Life         Price      Exercisable  Price
                              (in years)

$ 3.38                3,000          .3     $ 3.38        3,000     $  3.38
  7.75 - 11.00      944,950         6.2      10.19      944,950       10.19
 12.19 - 15.88      737,650         3.5      14.47      737,650       14.47
 17.13 - 20.25    1,998,575         8.5      19.39      650,586       19.01
$ 3.38 -$20.25    3,684,175         6.9     $16.03    2,336,186     $ 13.99


Bonus Award Shares

Under the terms of the Company's Cash Bonus Plan covering the Chairman of the Board and Chief Operating Officer (the "Executives"), each Executive is entitled to receive cash bonus awards based upon the pretax earnings and shareholders' equity of the Company. In May 1996, the Board of Directors and the Executives agreed, that any bonus payable under the plan for each of the three fiscal years ended October 31, 1998 shall be made (except for specified conditions) in shares of the Company's Common Stock using the value of the stock as of the date of the agreement ($17.125 per share). The shareholders approved the plan at the Company's 1997 Annual Meeting. The shares are issued from the Company's Stock Option and Incentive Stock Plan (1995). The Executives received 66,975 shares each for their 1996 bonus award and will receive 80,547 shares each for their 1997 bonus award. The Company recognized, as compensation expense, the fair market value of the shares issued under the plan ($3,564,000 in 1997 and $2,295,000 in 1996).

Employee stock purchase plan

The Company's Employee Stock Purchase Plan enables substantially all employees to purchase the Company's Common Stock for 95% of the market price of the stock on specified offering dates. The plan, which terminates in December 2001, provides that 100,000 shares be reserved for purchase. As of October 31, 1997, a total of 61,649 shares were available for issuance.

The number of shares and the average prices per share issued under this plan during each of the fiscal years ended October 31, 1997, 1996 and 1995 were 4,131 shares and $19.98, 4,580 shares and $16.29, and 1,942 shares and $12.63, respectively. No compensation expense was recognized by the Company under this plan.

7.  Employee retirement plan

The Company maintains a salary deferral savings plan covering substantially all employees. The plan provides for Company contributions totaling 2% of all eligible compensation, plus 2% of eligible compensation above the social security wage base, plus matching contributions of up to 2% of eligible compensation of employees electing to contribute via salary deferrals. Company contributions with respect to the plan totaled $1,399,000 $1,061,000 and $851,000, for the years ended October 31, 1997, 1996 and 1995, respectively.

8.  Commitments and contingencies

As of October 31, 1997, the Company had agreements to purchase land and improved home sites for future development with purchase prices aggregating approximately $362,017,000 of which $17,095,000 had been paid or deposited. Purchase of the properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

As of October 31, 1997, the Company had agreements of sale outstanding to deliver 1,551 homes with an aggregate sales value of approximately $627,220,000. As of that date, the Company had arranged through a number of outside mortgage lenders to provide approximately $168,507,000 of mortgages related to those sales agreements.

In October 1997, the Company entered into an agreement to acquire certain assets of the Las Vegas division of Coleman Homes, Inc. The acquisition was completed in November 1997. The Company acquired ownership or control of approximately 400 lots in four communities in Las Vegas, Nevada. The acquisition price was not material to the financial position of the Company.

The Company is involved in various claims and litigation arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material effect on the business or on the financial condition of the Company.


9. Supplemental disclosures to statements of cash flows

The following are supplemental disclosures to the statements of cash flows for each of the three years ended October 31, 1997 (amounts in thousands):

                                                   1997    1996     1995
  Supplemental disclosures of cash flow information:
    Interest paid, net of amount capitalized     $ 9,385  $ 8,612  $ 7,587

    Income taxes paid                            $28,485  $32,116  $24,547

  Supplemental disclosures of noncash activities:
     Cost of residential inventories acquired
        through seller financing                 $28,844  $11,582  $ 2,563

    Income tax benefit relating to exercise
      of employee stock options                  $   601  $   861  $   478

    Stock bonus award                            $ 2,295

Summary Consolidated Quarterly Financial Data (Unaudited)
(Amounts in thousands, except per share data)

                                                    Three Months Ended

                                      Oct. 31     July 31    April 30   Jan. 31
Fiscal 1997:
Revenues                             $318,108    $241,826    $209,206  $202,520
Income before income taxes
  and extraordinary loss             $ 39,111    $ 26,424    $ 19,929  $ 22,182
Income before extraordinary
  loss                               $ 24,597    $ 16,550    $ 12,603  $ 14,097
Net Income                           $ 24,597    $ 16,550    $ 12,603  $ 11,325
Earning per share*
  Primary
   Income before extraordinary
    loss                             $    .70    $    .47    $    .36  $    .41
   Net income                        $    .70    $    .47    $    .36  $    .33
  Fully-diluted
   Income before extraordinary
    loss*                            $    .66    $    .45    $    .35  $    .39
   Net income                        $    .66    $    .45    $    .35  $    .32
Weighted Average number of
   shares outstanding
   Primary                             35,340      34,856      34,793    34,682
   Fully-diluted                       37,686      37,422      37,138    37,027

FISCAL 1996:
Revenues                             $260,351    $212,778    $145,508  $142,070
Income before income taxes           $ 35,216    $ 24,609    $ 12,753  $ 13,215
Net income                           $ 22,085    $ 15,413    $  7,978  $  8,268
Earnings per share
  Primary                            $    .64    $    .45    $   .23   $    .24
  Fully-diluted                      $    .61    $    .43    $   .23   $    .23
Weighted average number of
 shares outstanding
  Primary                              34,479      34,435     34,506     34,547
  Fully-diluted                        36,833      36,780     36,929     37,023

* Due to rounding, the sum of the quarterly earnings per share does not equal to total.
PAGE

                TOLL BROTHERS, INC. AND SUBSIDIARIES
           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       (Amounts in thousands)

                        Balance at  Charged to  Charged to           Balance
                        Beginning   Costs and   Other                at End
  Description           of Period   Expenses    Accounts  Deductions of Period
                                                 (B)         (A)

  Net realizable value
  reserves for inventory
  of land and land
  development costs:


  Year ended
   October 31, 1995:
     Delaware           $ 1,000                            $  320    $   680
     Massachusetts        1,666      $1,000                   270      2,396
     New Jersey           5,689       2,800                 1,131      7,358
     Total              $ 8,355      $3,800                $1,721    $10,434

  Year ended
    October 31, 1996:
     Delaware           $   680                            $  183    $   497
     Massachusetts        2,396                             1,698        698
     New Jersey           7,358      $1,000                   150      8,208
     Total              $10,434      $1,000                $2,031    $ 9,403

  Year ended
   October 31, 1997:
    Delaware            $   497                  $  142    $  355
    Massachusetts           698                      70       628
    New Jersey            8,208                   3,835       665    $ 3,708
    Total               $ 9,403                  $4,047    $1,648    $ 3,708

    (A) Represents amount of reserves utilized, which is recorded at the time that affected homes are closed.

    (B)  Applied to asset carrying value