Form 10-Q
period 1998-01-31
TOLL BROTHERS INC
filed 1998-03-04
CIK 794170

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                           FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   January 31, 1998
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

    Common Stock, $.01 par value: 36,957,064 shares as of February 24, 1998

              TOLL BROTHERS, INC. AND SUBSIDIARIES

                             INDEX


                                                           Page No.

PART I.  Financial Information

ITEM 1.  Financial Statements

    Condensed Consolidated Balance Sheets                       1
      January 31, 1998 (Unaudited) and October 31, 1997

    Condensed Consolidated Statements of Income (Unaudited)     2
      Three Months Ended January 31, 1998 and 1997

    Condensed Consolidated Statements of Cash Flows             3
      (Unaudited)
      Three Months Ended January 31, 1998 and 1997

    Notes to Condensed Consolidated Financial Statements        4
      (Unaudited)

ITEM 2.  Management's Discussion and Analysis of                6
          Financial Condition and Results of Operations


PART II. Other Information                                      8


SIGNATURES                                                      9

STATEMENT OF FORWARD-LOOKING INFORMATION

Certain information included herein and in other Company statements, reports and S.E.C. filings is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning anticipated operating results, financial resources, growth and expansion. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in other Company statements, reports and S.E.C. filings. These risks and uncertainties include local, regional and national economic conditions, the effects of governmental regulation, the competitive environment in which the Company operates, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, the availability of capital, the availability and cost of labor and materials, and weather conditions.

             CONSOLIDATED CONDENSED BALANCE SHEETS
                     (Amounts in thousands)

                                           January 31,           October 31,
                                              1998                   1997
                                           (unaudited)
ASSETS
  Cash and cash equivalents                  $94,312               $147,575
  Residential inventories                    979,623                921,595
  Property, construction and office
    equipment                                 14,871                 15,074
  Receivables, prepaid expenses and
    other assets                              34,340                 31,793
  Mortgage notes receivable                    2,452                  2,589
                                          $1,125,598             $1,118,626

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Loans payable                             $184,292               $189,579
  Subordinated notes                         269,234                319,924
  Customer deposits on sales
    contracts                                 56,466                 52,698
  Accounts payable                            42,653                 48,600
  Accrued expenses                            73,771                 75,237
  Collateralized mortgage
    obligations payable                        2,457                  2,577
  Income taxes payable                        38,000                 44,759
    Total liabilities                        666,873                733,374

Stockholders' equity:
  Preferred stock
  Common stock                                  369                     343
  Additional paid-in capital                105,406                  48,514
  Retained earnings                         352,950                 336,395
  Total stockholders' equity                458,725                 385,252
                                         $1,125,598              $1,118,626

                     See accompanying notes


          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         (Amounts in thousands, except per share data)
                          (Unaudited)

                                                    Three months
                                                  ended January 31
                                                  1998        1997
Revenues:
  Housing sales                                 $243,234    $201,437
  Interest and other                               1,481       1,083
                                                 244,715     202,520
Costs and expenses:
  Land and housing construction                  188,850     155,381
  Selling, general and
    administrative                                23,518      18,820
  Interest                                         7,031       6,137
                                                 219,399     180,338
Income before income taxes and
  extraordinary loss                              25,316      22,182
Income taxes                                       8,761       8,085
Income before extraordinary loss                $ 16,555    $ 14,097
Extraordinary loss from extinguishment
  of debt, net of income taxes of $1,659                       2,772
Net income                                      $ 16,555    $ 11,325
Earnings per share
Basic*
  Income before extraordinary loss              $    .47    $    .42
  Extraordinary loss from extinguishment of debt                 .08
  Net income                                    $    .47    $    .33
Diluted
  Income before extraordinary loss              $    .44    $    .39
  Extraordinary loss from extinguishment of debt                 .07
  Net income                                    $    .44    $    .32

Weighted average number of shares
  Basic                                           34,983      33,945
  Diluted                                         38,127      37,027

*Due to rounding, amounts may not add.

                    See accompanying notes

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                   (Amounts in thousands)

                                                            Three months
                                                          ended January 31
                                                          1998         1997
Cash flows from operating activities:
   Net income                                           $16,555     $11,325
   Adjustments to reconcile net income to net cash
       used in operating activities:
     Depreciation and amortization                        1,051         866
     Amortization of discount on loans                      585          62
     Deferred taxes                                       3,066         624
     Extraordinary loss from extinguishment of debt                   4,431
     Changes in operating assets and liabilities
        Increase in residential inventories             (61,032)    (32,192)
     Increase in receivables, prepaid
         expenses and other assets                       (3,772)       (328)
       Increase (decrease) in customer deposits on
         sales contracts                                  3,768        (383)
       Decrease in accounts payable,
         accrued expenses and other liabilities          (2,648)     (7,740)
       Decrease in current income taxes payable          (9,303)     (6,942)
   Net cash used in operating activities                (51,730)    (30,277)

Cash flows from investing activities:
   Purchase of property, construction and office
     equipment, net                                        (682)     (2,179)
   Principal repayments of mortgage notes receivable        137         127
   Net cash used in investing activities                   (545)     (2,052)

Cash flows from financing activities:
   Principal payments of loans and subordinated notes    (3,034)     (3,470)
   Net proceeds from issuance of
     senior subordinated notes                                       97,500
   Principal payments of collateralized mortgage
     obligations                                           (120)       (121)
   Proceeds from stock options exercised and
     employee stock plan purchases                        2,166       1,238
 Net cash (used in) provided by financing activities       (988)     95,147

(Decrease) increase in cash and cash equivalents        (53,263)     62,818
Cash and cash equivalents, beginning of period          147,575      22,891
Cash and cash equivalents, end of period                $94,312     $85,709

Supplemental disclosures of cash flow information:
   Interest paid, net of capitalized amount             $   805     $   428
   Income taxes paid                                    $14,998     $12,501

Supplemental disclosures of non-cash financing activities:
   Cost of residential inventories acquired
     through seller financing                                       $ 3,944
   Income tax benefit relating to exercise of
     employee stock options                             $   476     $   243
   Stock bonus awards                                   $ 3,564
   Conversion of subordinated debt                      $50,712
                    See accompanying notes

                        TOLL BROTHERS, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)
1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The October 31, 1997 balance sheet amounts and disclosures included herein have been derived from the October 31, 1997 audited financial statements of the Registrant. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, it is suggested that they be read in conjunction with the financial statements and notes thereto included in the Registrant's October 31, 1997 Annual Report to Stockholders. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of January 31, 1998 and 1997, and the results of its operations and cash flows for each of the three months then ended. The results of operations for such interim period are not necessarily indicative of the results to be expected for the full year.

    In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128,Earnings Per Share. Statement
    128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

2.  Residential inventories

    Residential inventories consisted of the following (amounts in thousands):

                                                January 31, October 31,
                                                    1998          1997
       Land and land development costs            $212,042      $234,855
       Construction in progress                    662,743       590,295
       Sample homes                                 48,023        47,920
       Land deposits and costs of future
       development                                  34,924        28,314

       Deferred marketing and financing costs       21,891        20,211
                                                  $979,623      $921,595

    Construction in progress includes the cost of homes under construction, land and land development costs and carrying costs of lots that have been substantially improved.

    The Company capitalizes certain interest costs to inventories during the development and construction period. Capitalized interest is charged to interest expense when the related inventories are closed. Interest incurred, capitalized and expensed is summarized as follows (amounts in thousands):

                                                          Three months
                                                        ended January 31
                                                         1998      1997
       Interest capitalized, beginning of period      $51,687  $46,191
       Interest incurred                               10,353    9,225
       Interest expensed                               (7,031)  (6,137)
       Write off to cost of sales and other            (   18)     (81)
       Interest capitalized, end of period            $54,991  $49,198

3.  Extinguishment of debt

    In January 1997, the Company called for redemption on March 15, 1997 of all of its outstanding 10 1/2% Senior Subordinated Notes due 2002 at 103% of principal amount plus accrued interest. The redemption resulted in an extraordinary loss of $2,772,000, net of $1,659,000 of income taxes. The loss represents the redemption premium and a write-off of unamortized deferred issuance costs. The redemption and related refinancing will result in the reduction of the Company's interest costs by approximately $2 million annually.

    In December 1997, the Company called for redemption on January 14, 1998 of all of its outstanding 4 3/4% Convertible Senior Subordinated Notes due 2004 at 102.969% of principal amount plus accrued interest. Prior to the redemption date, $50.8 million of bonds were converted into common stock of the Company. The Company redeemed $165,000 of bonds.

4.  Subsequent Event

    In February 1998, the Company entered into a new five year, $355 million bank credit facility. In connection therewith, the Company repaid $62 million of fixed rate long-term bank loans. The Company will recognize an extraordinary charge in the second quarter of 1998 of approximately $1.1 million, net of $600,000 of income taxes, related to the retirement of its previous revolving credit agreement and prepayment of the term loans.

PART I.  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income statement items related to the Company's operations as percentages of total revenues:

                                               Three months
                                             ended January 31
                                              1998       1997
  Revenues                                   100.0%     100.0%
  Costs and expenses:
  Land and housing construction               77.2       76.7
  Selling, general and administrative          9.6        9.3
  Interest                                     2.9        3.0
  Total costs and expenses                    89.7       89.0
  Income before taxes                         10.3%      11.0%

Revenues for the three months ended January 31, 1998 amounted to $244.7 million compared to $202.5 million reported in the first quarter of fiscal 1997. This increase was due primarily to an increase in the number of homes delivered in the first quarter of 1998 over the first quarter of 1997 and an increase in the average delivered price per home. The higher unit deliveries in the 1998 first quarter were due primarily to the higher backlog of homes at October 31, 1997 as compared to October 31, 1996, which was the result of the greater number of homes sold in fiscal 1997 over fiscal 1996 and the Company's expansion into Las Vegas, Nevada. The increase in the average selling price per home delivered in the first quarter of 1998 was the result of the shift in the location of homes delivered to more expensive areas, changes in product mix to larger homes and increases in selling prices in its existing markets. The increase in the average selling price per home was partially offset by the Company's deliveries of smaller, less expensive homes in the Las Vegas market.

As of January 31, 1998, the backlog of homes under contract amounted to $665.1 million (1,634 homes), approximately 33% higher than the $498.3 million (1,259 homes) backlog as of January 31, 1997. The aggregate sales value of new contracts signed in the first quarter of fiscal 1998 amounted to $270.4 million (675 homes), an increase of approximately 56% over the $173.5 million (442 homes) signed in the first quarter of 1997.

Land and housing construction costs as a percentage of revenues increased in the first quarter of 1998 as compared to 1997 due principally to the higher costs incurred in the Las Vegas market and in the Company's other newer markets (Arizona, California, Florida, Texas and North Carolina). These higher costs were partially offset by lower inventory writeoffs in 1998 ($75,000) as compared to 1997 ($1,020,000).

Selling, general and administrative expenses ("SG&A") in the first quarter of 1998 increased as a percentage of revenues as compared to the first quarter of 1997. This increase was primarily attributable to the additional SG&A spending incurred by the Company in connection with its expansion into newer markets and the greater number of communities in which the Company was operating in the 1998 quarter compared to 1997.

Interest expense is determined on a specific house-by-house basis and will vary depending on many factors including the period of time that the land under the home was owned, the length of time that the house was under construction and the interest rates and the amount of debt carried by the Company in proportion to the amount of its inventory during those periods. As a percentage of revenues, interest expense was lower in the first quarter of 1998 as compared to 1997.

Income Taxes

The Company's estimated combined state and federal tax rate before providing for the effect of permanent book-tax differences ("Base Rate") was 37% and 37.5% in the first quarter of 1998 and 1997, respectively. The decrease in the Base Rate was due to a decrease in the Company's estimated effective state tax rate. The primary differences between the Company's Base Rate and effective tax rate were tax free income in the first quarter of both periods of 1998 and 1997 and, in the first quarter of 1998, an adjustment due to the recomputation of the Company's deferred tax liability resulting from the change in the Company's estimated Base Rate. The Company expects the effective rate for the remainder of the year to increase and for the full 1998 fiscal year to be approximately 36.5%.

Extraordinary loss from extinguishment of debt

In January 1997, the Company called for redemption on March 15, 1997 of all of its outstanding 10 1/2% Senior Subordinated Notes due 2002 at 103% of principal amount plus accrued interest. The redemption resulted in an extraordinary loss of $2,772,000, net of $1,659,000 of income taxes. The loss represents the redemption premium and a write-off of unamortized deferred issuance costs. The redemption and related refinancing will result in the reduction of the Company's interest costs by approximately $2 million annually.

CAPITAL RESOURCES AND LIQUIDITY

Funding for the Company's residential development activities has been principally provided by cash flows from homebuilding operations, unsecured bank borrowings, and from the public debt and equity markets.

In February 1998, the Company entered into a new a $355 million unsecured revolving credit facility with fifteen banks which extends through February 2003. As of February 27, 1998, the Company had $50 million of loans and approximately $17 million of letters of credit outstanding under the facility.

The Company believes that it will be able to fund its activities through a combination of existing cash resources, operating cash flow and existing sources of credit.

                          HOUSING DATA
                     (Dollars in thousands)

              New Contracts                                  Closings
            Three Months Ended       Contract Backlog   Three Months Ended
                January 31              January 31           January 31
              1998      1997           1998     1997       1998      1997
Sales value $270,420  $173,515       $665,097 $498,272   $243,234  $201,437
Homes            675       442          1,634    1,259        645       550



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


                            TOLL BROTHERS, INC.
                               (Registrant)



Date:  March 3, 1998         By: /s/ Joel H. Rassman
                                 Joel H. Rassman
                                 Senior Vice President,
                                 Treasurer and Chief
                                 Financial Officer




Date:  March 3, 1998        By: /s/ Joseph R. Sicree
                                 Joseph R. Sicree
                                 Vice President -
                                 Chief Accounting Officer
                                 (Principal Accounting Officer)