Form 10-Q
period 1998-04-30
TOLL BROTHERS INC
filed 1998-06-11
CIK 794170

SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C. 20549
                                            FORM 10-Q

                (Mark One
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   April 30, 1998

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

Common Stock, $.01 par value: 36,996,537 shares as of June 1, 1998
PAGE

                                 TOLL BROTHERS, INC. AND SUBSIDIARIES

                                                 INDEX


                                                                       Page
                                                                        No.
PART I.  Financial Information
         ITEM 1.  Financial Statements

                  Condensed Consolidated Balance Sheets (Unaudited)      1
                    as of April 30, 1998 and October 31, 1997

                  Condensed Consolidated Statements of Income            2
                    (Unaudited) For the Six Months and Three
                    Months Ended April 30, 1998 and 1997

                  Condensed Consolidated Statements of Cash Flows        3
                    (Unaudited)For the Six Months Ended
                    April 30, 1998 and 1997

                  Notes to Condensed Consolidated Financial Statements   4
                                 (Unaudited)

         ITEM 2.  Management's Discussion and Analysis of                7
                    Financial Condition and Results of Operations


PART II. Other Information                                              10


SIGNATURES                                                              12

STATEMENT OF FORWARD-LOOKING INFORMATION

Certain information included herein and in other statements, reports and S.E.C.filings is foward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 related to subject matter such as national and local economic conditions, the effect of governmental regulation on the Company, the competitive environment in which the Company operates, changes in interest rates, home prices, availability and cost of land for future growth, availability of working capital, the availability and cost of labor and materials and the levels of spending for selling, general and administrative costs. Such forward looking information involves important risks and uncertainties that could significantly affect expected results.
These risks and uncertainties are addressed in this and other SEC filings.

PAGE


                      TOLL BROTHERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (Amounts in thousands)
                                  (Unaudited)


                                               April 30,   October 31,
                                                 1998          1997

ASSETS
Cash and cash equivalents                    $   55,122    $  147,575
Residential inventories                       1,037,315       921,595
Property, construction and office
equipment                                        14,708        15,074
Receivables, prepaid expenses and
other assets                                     44,465        31,793
Mortgage notes receivable                         2,051         2,589
                                             $1,153,661    $1,118,626

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Loans payable                              $  170,016    $  189,579
  Subordinated notes                            269,255       319,924
  Customer deposits on sales
    contracts                                    71,468        52,698
  Accounts payable                               49,629        48,600
  Accrued expenses                               77,196        75,237
  Collateralized mortgage
    obligations payable                           2,285         2,577
       Income taxes payable                      39,243        44,759
   Total liabilities                            679,092       733,374

Shareholders' equity:
  Preferred stock
  Common stock                                      370           343
  Additional paid-in capital                    106,677        48,514
  Retained earnings                             367,522       336,395
   Total shareholders' equity                   474,569       385,252
                                             $1,153,661    $1,118,626



                                       See accompanying notes


                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Amounts in thousands except per share data)
                                  (Unaudited)

                                     Six months              Three months
                                   ended April 30           ended April 30
                                 1998          1997        1998       1997
Revenues:
  Housing sales                $491,447     $409,950     $248,213   $208,513
  Interest and other              2,891        1,776        1,410        693
                                494,338      411,726      249,623    209,206
Costs and expenses:
  Land and housing construction 381,156      317,980      192,306    162,599
  Selling, general &
    administrative               48,517       38,893       24,999     20,073
  Interest                       14,625       12,742        7,594      6,605
                                444,298      369,615      224,899    189,277
Income before income taxes
  and extraordinary loss         50,040       42,111       24,724     19,929

Income taxes                     17,798       15,411        9,037      7,326

Income before extraordinary loss 32,242       26,700       15,687     12,603

Extraordinary loss from
  extinguishment of debt,
  net of income taxes of $655
  in 1998 and $1,659 in 1997      1,115        2,772        1,115
Net income                     $ 31,127     $ 23,928     $ 14,572   $ 12,603

Earnings per share:
  Basic
  Income before extraordinary  $    .90     $    .78     $    .42   $    .37
    loss
Extraordinary loss from
  extinguishment of debt            .03          .08          .03
Net Income                     $    .87     $    .70     $    .39   $    .37

Diluted
Income before extraordinary    $    .85     $    .74     $    .41   $    .35
  loss
Extraordinary loss from
  extinguishment of debt            .03          .07          .03
Net Income                     $    .82     $    .67     $    .38   $    .35

Weighted average number
  of shares
  Basic                          35,980       34,035       36,976     34,124
  Diluted                        38,400       37,083       38,673     37,138


                                       See accompanying notes

PAGE


                            TOLL BROTHERS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Amounts in thousands)
                                           (Unaudited)
                                                       Six month
                                                     ended April 30
                                                    1998       1997
Cash flows from operating activities:
Net income                                         $31,127   $23,928
Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization                    2,072     1,696
    Amortization of discount on loans                  916       190
    Extraordinary loss from extinguishment of debt   1,770     4,431
    Deferred taxes                                   3,869     2,764
    Changes in operating
      assets and liabilities:
      Increase in residential inventories         (118,724)  (59,818)
      (Increase) decrease in receivables,
         prepaid expenses and other assets         (15,881)      802
      Increase in customer deposits on sales        18,770     8,016
         contracts
      Increase (decrease) in accounts payable,
         accrued expenses and other liabilities      7,753      (171)
      Decrease in current income taxes payable      (8,454)   (7,449)
      Net cash used in operating activities        (76,782)  (25,611)
Cash flows from investing activities:
   Purchase of property, construction and office
    equipment, net                                  (1,350)   (3,638)
   Principal repayments of mortgage notes receivable   538       157
      Net cash used in investing activities           (812)   (3,481)
Cash flows from financing activities:
   Proceeds from loans payable                      50,000    80,000
   Principal payments of loans payable             (67,638)  (40,027)
   Proceeds from the issuance of senior subordinated notes    97,500
   Repurchase of subordinated notes                          (90,434)
   Principal payments of collateralized mortgage
      obligations                                     (292)     (152)
   Proceeds from stock options exercised and employee
      stock plan purchases                           3,348     1,920
   Purchase of treasury stock                         (277)
      Net cash (used in) provided by financing     (14,859)   48,807
        activities
Net (decrease)increase in cash and cash equivalents(92,453)   19,715
Cash and cash equivalents, beginning of period     147,575    22,891
Cash and cash equivalents, end of period           $55,122   $42,606
Supplemental disclosures of cash flow information
   Interest paid, net of capitalized amount        $ 3,946   $ 2,678

   Income taxes paid                               $21,731   $18,102

Supplemental disclosures of non-cash financing activities:
   Cost of residential inventories acquired through
      seller financing                                       $11,144
   Income tax benefit relating to exercise of employee
      stock options                                $   843   $   335
   Stock bonus award                               $ 3,564   $ 2,295
   Conversion of Subordinated debt                 $50,712

                             See accompanying notes
PAGE

                           TOLL BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Amounts in thousands)
                                       (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The October 31, 1997 balance sheet amounts and disclosures included herein have been derived from the October 31, 1997 audited financial statements of the Registrant. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, it is suggested that they be read in conjunction with the financial statements and notes thereto included in the Registrant's
    October 31, 1997 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of April
    30, 1998 the results of its operations for the six months and three months then ended and its cash flows for the six months then ended. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

    In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, "Earnings Per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

PAGE


2.  Residential Inventories

    Residential inventories consisted of the following:

                                                     April 30,    October 31,
                                                        1998         1997
                Land and land development costs       $251,971     $234,855
                Construction in progress               674,572      590,295
                Sample homes                            49,974       47,920
                Land deposits and costs of future
                  development                           38,746       28,314
                Deferred marketing and financing
                  costs                                 22,052       20,211
                                                    $1,037,315     $921,595

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

     The Company capitalizes certain interest costs to inventories during the development and construction period. Capitalized interest is charged to interest expense when the related inventories are closed. Interest incurred, capitalized and expensed is summarized as follows:

                                        Six months           Three months
                                      ended April 30        ended April 30
                                    1998         1997      1998       1997

        Interest capitalized,
          beginning of period      $51,687     $46,191     $54,991   $49,198
        Interest incurred           19,705      17,993       9,352     8,768
        Interest expensed          (14,625)    (12,742)     (7,594)   (6,605)
        Write off to cost of sales     (18)        (83)                   (2)
        Interest capitalized,
          end of period            $56,749     $51,359     $56,749   $51,359


3.  Extinguishment of Debt

    In December 1997, the Company called for redemption on January 14, 1998 all of its outstanding 4 3/4% Convertible Senior Subordinated Notes due 2004 at 102.969% of principal amount plus accrued interest. Prior to the redemption date, $50.8 million of bonds were converted into common stock of the Company.

    In February 1998, the Company entered into a new five year, $355 million bank credit facility. In connection therewith, the Company repaid $62 million of fixed rate long-term bank loans. The Company recognized an extraordinary charge in the second quarter of 1998 of $1.1 million, net of $655,000 of income taxes, related to the retirement of its previous revolving credit agreement and prepayment of the term loans.

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



4.  Earnings per share information: (in thousands)

                                       Six months        Three months
                                     ended April 30     ended April 30
                                    1998       1997    1998       1997
    Basic Weighted average
      shares outstanding (Basic)   35,980     34,035  36,976     34,124
    Stock options                   1,539        703   1,697        669
    Convertible subordinated
      notes                           881      2,345              2,345
    Diluted weighted
      average shares               38,400     37,083  38,673     37,138
    Earnings addback related
      to interest on convertible
      subordinated notes         $    315    $   756  $    0    $   378




5.  Stock Repurchase Program

    In April 1997, the Company's Board of Directors authorized the repurchase of up to 3,000,000 shares of its Common Stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. As of April 30, 1998, the Company had repurchased 10,000 shares. The Company reissued these shares to employees upon exercise of stock options.

PAGE

PART I.  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income statement items related to the Company's operations as percentages of total revenues and certain other data:

                                      Six months        Three months
                                   ended April 30      ended April 30
                                    1998     1997       1998     1997
  Revenues                         100.0%   100.0%     100.0%   100.0%

  Costs and expenses:
   Land and housing construction    77.1     77.2       77.0     77.7
   Selling, general and
     administrative                  9.8      9.5       10.0      9.6
   Interest                          3.0      3.1        3.1      3.2
   Total costs and expenses         89.9     89.8       90.1     90.5

  Income before taxes               10.1%    10.2%       9.9%     9.5%

  Revenues for the six month and three month periods ended April 30, 1998 were higher than those of the comparable periods of 1997 by approximately $82.6 million, or 20%, and $40.4 million, or 19%, respectively. The increased revenues for the 1998 periods were primarily attributable to the increase in the number of the homes delivered during the periods which was due to the greater number of communities from which the Company was delivering homes and the larger backlog of homes at the beginning of fiscal 1998 as compared to the beginning of fiscal 1997. The revenue increases were offset in part by a 3.6% decrease in the average selling price per home delivered in the second quarter of fiscal 1998 and delays caused by the excessive rains in the Company's Western markets. The decrease in the average selling price per home delivered in the second quarter of fiscal 1998 compared to the second quarter of 1997 was due principally to an increase in the number of smaller homes delivered during the period and delays in delivery of some of the larger homes due to the aforementioned weather conditions.

  The value of new sales contracts signed amounted to $706 million (1,751 homes) and $435 million (1,076 homes) for the six month and three month periods ended April 30, 1998, respectively. The value of new contracts signed for the comparable periods of fiscal 1997 were $528 million (1,314 homes) and $355 million (872 homes), respectively. The increase in new contracts signed in both periods of 1998 was primarily attributable to an increase both in the number of communities in which the Company was offering homes for sale and in the number of contracts signed per community.

  Orders for new homes are generally the strongest during the Company's second quarter and consequently the backlog at April 30 is generally at its highest level in the Company's fiscal year. As of April 30, 1998, the backlog of homes under contract amounted to $852 million (2,045 homes), approximately
  32% higher than the $644 million (1,593 homes) backlog as of April 30, 1997 and approximately 36% higher than the $627 million (1,551 homes) backlog as of October 31, 1997. The increase in backlog at April 30, 1998 is primarily attributable to the increases in the new contracts signed as previously discussed which exceeded the homes delivered during the applicable periods.

  Land and construction costs as a percentage of revenues decreased in the three month period ended April 30, 1998 as compared to the same period of 1997. The decrease was due principally to a shift in the geographic mix of homes delivered to more profitable markets. The costs as a percentage of revenues for both six months periods of 1998 and 1997 were comparable.

  Selling, general and administrative expenses ("SG&A") in the six month and three month periods ended April 30, 1998 increased over the comparable periods of 1997 by $9.6 million or 25%, and $4.9 million or 25%, respectively. These increases were primarily attributable to the higher level of spending due to the increase in revenues in the 1998 periods as compared to the same periods of 1997 and the Company's geographic expansion.

  Interest expense is determined on a specific home-by-home basis and will vary depending on many factors including the period of time that the land under the home was owned, the length of time that the home was under construction, and the interest rates and the amount of debt carried by the Company in proportion to the amount of its inventory during those periods. As a percentage of revenues, interest expense was lower in the six month and three month periods of 1998 as compared to 1997.

  Income Taxes

  The Company's estimated combined state and federal tax rate before providing for the effect of permanent book-tax differences ("Base Rate") was 37% and 37.5% in the 1998 and 1997 periods, respectively. The decrease in the Base Rate was due to a decrease in the Company's estimated effective state tax rate. The effective tax rate for the six month and three month periods of 1998 were 35.6% and 36.6% as compared to 36.6% and 36.8% for the comparable periods of 1997. The primary differences between the Company's Base Rate and effective tax rate were tax free income in 1998 and 1997 and in the first quarter of 1998 and an adjustment due to the recomputation of the Company's deferred tax liability resulting from the change in the Company's estimated Base Rate. The Company expects the effective rate for the remainder of fiscal 1998 to increase and for the full 1998 fiscal year to be approximately 36.5%.


  EXTRAORDINARY LOSSES FROM EXTINGUISHMENT OF DEBT

  In February 1998, the Company entered into a new five year, $355 million bank credit facility. In connection therewith, the Company repaid $62 million of fixed rate long-term bank loans. The Company recognized an extraordinary charge in the second quarter of 1998 of $1.1 million, net of $655,000 of income taxes, related to the retirement of its previous revolving credit agreement and prepayment of the term loans.

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

  The Company has a $355 million unsecured revolving credit facility with fifteen banks which extends through February 2003. As of April 30, 1998, the Company had $50 million of loans and approximately $17 million of letters of credit outstanding under the facility.

  The Company believes that it will be able to continue to fund its activities through a combination of operating cash flow and existing sources of credit.

  YEAR 2000

  In prior years, many computer programs were written using two digits rather than four to define the applicable year which could result in systems failures or errors. Management has reviewed its internal software systems and believes that the required changes will be completed without causing operational issues or have a material impact on the Company's results of operations or financial condition.


                                           HOUSING DATA

                                  Six Months                   Three Month
                                Ended April 30                Ended April 30
                               1998          1997           1998        1997
Period ended April 30:
  # of homes closed            1,310         1,088            665         538
  # of homes contracted        1,751         1,314          1,076         872
  Sales value of homes
    contracted (in thous.)  $705,873      $528,126       $435,453    $354,611

                           April 30,       Oct.31,      April 30,    Oct. 31,
                               1998          1997           1997        1996

 # of homes in backlog         2,045         1,551          1,593       1,367
  Sales value of homes in
    backlog (in thous.)     $852,337      $627,220       $644,370    $526,194


PART II.      Other Information

   ITEM 1.    Legal Proceedings

              None.

   ITEM 2.    Changes in Securities

              None.

   ITEM 3.    Defaults upon Senior Securities

              None.

   ITEM 4.   Submission of Matters to a Vote of Security Holders

             (a) The Company's 1998 Annual Meeting of Shareholders was held on March 5, 1998.
             (b)   Not required.
             (c) The following proposals were submitted to a vote of shareholders and were approved by the affirmative vote of a majority of the shares of common stock of the Company that were present in person or by proxy, as indicated below.


                  (i) The approval of the proposed Toll Brothers, Inc. Stock Incentive Plan (1998).

                              FOR               AGAINST            ABSTAIN
                           19,298,984          10,947,238           49,002


                  (ii) The approval of the proposed amendment of the Company's Certificate of Incorporation.

                              FOR               AGAINST            ABSTAIN
                           27,739,195           2,438,630          117,399


                 (iii) The approval of Ernst & Young LLP as the Company's independent auditors for the 1998 fiscal year.

                              FOR               AGAINST            ABSTAIN
                           32,703,632              15,262           17,766

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit 10.1 Credit Agreement dated as of February 25, 1998 among First Huntingdon Finance Corp., The Registrant, The First National Bank of
                                Chicago, (Administrative Agent); Bank of
                                America National Trust and Savings
                                Association; (Co-Agent); CoreStates Bank, N.A., (Co-Agent); Credit Lyonnais New York Branch (Co-Agent);Comerica Bank; Nationsbank,
                                National Association; Fleet National Bank;
                                Guaranty Federal Bank, F.S.B.; Mellon Bank,
                                N.A.; Banque Paribas; Bayerische Vereinsbank AG, New York Branch; Kredietbank N.V.; Suntrust Bank, Atlanta; The Fuji Bank Limited;
                                and Bank Hapoalim B.M. Philadelphia Branch

             Exhibit 10.2 Agreement dated March 5,1998 between the Registrant and Bruce E. Toll ("Mr. Toll") regarding Mr. Toll's resignation and related matters.

             Exhibit 10.3 Consulting and non-competition agreement dated March 5,1998 between the Registrant and Bruce E. Toll

             Exhibit     27     Financial Data Schedule

        (b)  Reports on Form 8-K

             Form 8-K dated February 25, 1998 filed for the purpose of recalculating earnings per share for the five years ended October 31, 1997 in accordance with statement of Financial Accounting Standards No. 128,"Earnings Per Share".

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     TOLL BROTHERS, INC.
                                     (Registrant)



Date:  June 9, 1998                  By:    /s/ Joel H. Rassman
                                        Joel H. Rassman
                                        Senior Vice President,
                                        Treasurer and Chief
                                        Financial Officer




Date:  June 9, 1998                  By:    /s/ Joseph R. Sicree
                                         Joseph R. Sicree
                                         Vice President -
                                         Chief Accounting Officer
                                         (Principal Accounting Officer)