Form 10-Q
period 1998-07-31
TOLL BROTHERS INC
filed 1998-09-14
CIK 794170

SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, D.C. 20549
                     FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   July 31, 1998
                        OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO


Commission file number       1-9186


                             TOLL BROTHERS, INC.
               (Exact name of registrant as specified in its charter)


         Delaware                                       23-2416878
(State or other jurisdiction of                     (I.R.S.Employer
 incorporation or organization)                    Identification No.)


  3103 Philmont Avenue, Huntingdon Valley, Pennsylvania   19006
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


    Common Stock, $.01 par value: 36,988,347 shares as of September 9, 1998

       TOLL BROTHERS, INC. AND SUBSIDIARIES

                       INDEX



                                                                       Page
                                                                        No.
PART I. Financial Information
        ITEM 1.  Financial Statements

                 Condensed Consolidated Balance Sheets (Unaudited)       1
                  as of July 31,1998 and October 31,1997

                 Condensed Consolidated Statements of Income (Unaudited) 2
                  For the Nine Months and Three Months Ended
                  July 31, 1998 and 1997

                 Condensed Consolidated Statements of Cash Flows         3
                 (Unaudited)For the Nine Months Ended
                  July 31, 1998 and 1997

                 Notes to Condensed Consolidated Financial Statements    4
                 (Unaudited)

       ITEM 2.   Management's Discussion and Analysis of                 7
                  Financial Condition and Results of Operations


PART II. Other Information                                              10


SIGNATURES                                                              11

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included herein and in other company statements, reports and S.E.C. filings is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 including but not limited to statements concerning the number of selling communities, anticipated operating results, financial resources, growth and expansion. Such forward looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed therein. These risks and uncertainties include local, regional and national economic conditions, the effect of governmental regulation on the Company, the competitive environment in which the Company operates, changes in interest rates, home prices, availability and cost of land for future growth, availability of working capital, the availability and cost of labor and materials and the levels of spending for selling, general and administrative costs.

       TOLL BROTHERS, INC. AND SUBSIDIARIES

       CONSOLIDATED CONDENSED BALANCE SHEETS
              (Amounts in thousands)
                    (Unaudited)


                                            July 31,       October 31,
                                              1998            1997
ASSETS
  Cash and cash equivalents                  $   75,830    $  147,575
  Residential inventories                     1,075,718       921,595
  Property, construction and office
    equipment, net                               14,405        15,074
  Receivables, prepaid expenses and
    other assets                                 40,726        31,793
  Mortgage notes receivable                       1,615         2,589
                                             $1,208,294    $1,118,626

LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities:
    Loans payable                            $  176,396    $  189,579
    Subordinated notes                          269,275       319,924
    Customer deposits on sales
      contracts                                  73,486        52,698
    Accounts payable                             52,058        48,600
    Accrued expenses                             85,853        75,237
    Collateralized mortgage
      obligations payable                         1,796         2,577
    Income taxes payable                         49,070        44,759
   Total liabilities                            707,934       733,374

  Shareholders' equity:
    Preferred stock
    Common stock                                    370           343
    Additional paid-in capital                  106,746        48,514
    Retained earnings                           393,244       336,395
   Total shareholders' equity                   500,360       385,252
                                             $1,208,294    $1,118,626

             See accompanying notes



        TOLL BROTHERS, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
   (Amounts in thousands except per share data)
                    (Unaudited)

                                       Nine months            Three months
                                      ended July 31          ended July 31
                                    1998          1997      1998       1997
Revenues:
  Housing sales                   $832,628     $651,142   $341,181   $241,192
  Interest and other                 3,843        2,410        952        634
                                   836,471      653,552    342,133    241,826
Costs and expenses:
  Land and housing construction    643,709      504,235    262,553    186,255
  Selling, general & administrative 77,003       60,807     28,486     21,914
  Interest                          24,991       19,975     10,366      7,233
                                   745,703      585,017    301,405    215,402
Income before income taxes
  and extraordinary loss            90,768       68,535     40,728     26,424

Income taxes                        32,804       25,285     15,006      9,874

Income before extraordinary loss    57,964       43,250     25,722     16,550

Extraordinary loss from
  extinguishment of debt,
  net of income taxes of $655 in     1,115        2,772
  1998 and $1,659 in 1997

Net income                        $ 56,849     $ 40,478    $ 25,722  $ 16,550

Earnings per share:
Basic
  Income before extraordinary loss$   1.60     $   1.27    $    .70  $    .48
  Extraordinary loss from
   extinguishment of debt              .03          .08

  Net Income                      $   1.57     $   1.19    $    .70  $    .48

Diluted*
  Income before extraordinary loss$   1.52     $   1.20    $    .67  $    .46
  Extraordinary loss from
   extinguishment of debt              .03          .07

  Net Income                      $   1.49     $   1.12    $    .67  $    .46

Weighted average number
   of shares
   Basic                            36,322       34,090      37,005    34,200
   Diluted                          38,432       37,122      38,495    37,201

*Due to rounding, amounts may not add.

             See accompanying notes



       TOLL BROTHERS, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Amounts in thousands)
                    (Unaudited)
                                                              Nine months
                                                                ended July 31
                                                       1998        1997
Cash flows from operating activities:
   Net income                                             $56,849   $40,478
   Adjustments to reconcile net income to net cash
      used in operating activities:
      Depreciation and amortization                         3,121     2,758
      Amortization of loan discount                         1,197       194
   Extraordinary loss from
      extinguishment of debt                                1,770     4,431
   Deferred taxes                                           3,629     2,803
   Changes in operating assets and
      liabilities:
     Increase in residential inventories                 (149,627) (110,629)
     Increase in receivables, prepaid
       expenses and other assets                          (12,325)   (3,059)
     Increase in customer deposits on sales contracts      20,788     9,985
     Increase inaccounts payable, accrued
       expenses and other liabilities                      18,839    10,531
     Increase in current income taxes payable               1,691       259
     Net cash used in operating activities                (54,068)  (42,249)
Cash flows from investing activities:
   Purchase of property, construction and office
      equipment, net                                       (1,939)   (4,341)
   Principal repayments of mortgage notes receivable          974       213
   Net cash used in investing activities                     (965)   (4,128)
Cash flows from financing activities:
   Proceeds from loans payable                             55,000   125,000
   Principal payments of loans payable                    (73,876)  (83,447)
   Proceeds from the issuance of senior subordinated notes           97,500
   Repurchase of subordinated notes                          (163)  (90,434)
   Principal payments of collateralized mortgage
      obligations                                            (781)     (205)
   Proceeds from stock options exercised and employee
      stock plan purchases                                  3,645     2,113
Purchase of treasury stock                                   (537)
Net cash (used in) provided by financing activities       (16,712)   50,527
Net (decrease) increase in cash and cash equivalents      (71,745)    4,150
Cash and cash equivalents, beginning of period            147,575    22,891
Cash and cash equivalents, end of period                  $75,830   $27,041
Supplemental disclosures of cash flow information
   Interest paid, net of capitalized amount               $ 7,033   $ 6,089
   Income taxes paid                                      $26,831   $20,156
Supplemental disclosures of non-cash financing activities:
   Cost of residential inventories acquired through
      seller financing                                    $ 7,500   $11,144
   Income tax benefit relating to exercise of employee
      stock options                                       $   872   $   409
   Stock bonus award                                      $ 3,564   $ 2,295
   Conversion of subordinated debt                        $50,712

              See accompanying notes
PAGE

       TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (Amounts in thousands)
                    (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The October 31, 1997 balance sheet amounts and disclosures included herein have been derived from the October 31, 1997 audited financial statements of the Registrant. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, it is suggested that they be read in conjunction with the financial statements and notes thereto included in the Registrant's October 31, 1997 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of July 31, 1998, the results of its operations for the nine months and three months ended July 31, 1998 and 1997 and its cash flows for the nine months ended July 31, 1998 and 1997. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

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


    2.  Residential Inventories

        Residential inventories consisted of the following:

                                                      July 31,  October 31,
                                                       1998       1997
        Land and land development costs            $  264,794    $234,855
        Construction in progress                      683,244     590,295
        Sample homes                                   52,703      47,920
        Land deposits and costs of future
          development                                  53,304      28,314
        Deferred marketing and financing
          costs                                        21,673      20,211
                                                   $1,075,718    $921,595


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

        The Company capitalizes certain interest costs to inventories during the development and construction period. Capitalized interest is charged to interest expense when the related inventories are closed.
        Interest incurred, capitalized and expensed is summarized as follows:

                                     Nine months          Three months
                                    ended July 31        ended July 31
                                    1998        1997      1998     1997
         Interest capitalized,
           beginning of period     $51,687    $46,191    $56,749 $51,359
         Interest incurred          28,962     26,250      9,257   8,257
         Interest expensed         (24,991)   (19,975)   (10,366) (7,233)
         Write off to cost of sales    (18)      (108)               (25)
         Interest capitalized,
           end of period           $55,640    $52,358    $55,640 $52,358

    3.   Extinguishment of Debt

         In December 1997, the Company called for redemption on January 14, 1998 all of its oustanding 4 3/4% Convertible Senior Subordinated Notes due 2004 at 102.969% of principal amount plus accrued interest. Prior to the redemption date, $50.8 million of bonds were converted into common stock of the Company.

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


    4.   Earnings per share information: (in thousands)

                                     Nine months           Three months
                                    ended July 31         ended July 31
                                   1998         1997     1998       1997
         Basic weighted average
           shares outstanding      36,322      34,090   37,005     34,200
         Stock options              1,523         687    1,490        656
         Convertible subordinated
           notes                      587       2,345               2,345
         Diluted weighted average
           shares                  38,432      37,122   38,495     37,201
         Earnings addback related
           to interest on convertible
           subordinated notes    $    315    $  1,134             $   378




    5.   Stock Repurchase Program

         In April 1997, the Company's Board of Directors authorized the repurchase of up to 3,000,000 shares of its Common Stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. As of July 31, 1998, the Company had repurchased 20,000 shares. The Company reissued these shares to employees upon exercise of stock options.


PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


The following table sets forth, for the periods indicated, certain income statement items related to the Company's operations as percentages of total revenues and certain other data:

                                      Nine months      Three months
                                     ended July 31    ended July 31
                                     1998     1997    1998     1997
Revenues                            100.0%   100.0%   100.0%   100.0%

Costs and expenses:
  Land and housing construction      77.0     77.2     76.8     77.0
  Selling, general and
     administrative                   9.2      9.3      8.3      9.1
  Interest                            3.0      3.0      3.0      3.0
  Total costs and expenses           89.2     89.5     88.1     89.1

Income before taxes                  10.8%    10.5%    11.9%    10.9%

Revenues for the nine month and three month periods ended July 31, 1998 were higher than those of the comparable periods of 1997 by approximately $183 million, or 28%, and $100 million, or 41%, respectively. The increased revenues for the 1998 periods were primarily attributable to the increase in the number and higher average price of the homes delivered during the periods. The increased number of homes delivered was due to the greater number of communities from which the Company was delivering homes and the larger backlog of homes at the beginning of the 1998 periods as compared to the beginning of the 1997 periods.

The value of new sales contracts signed amounted to $1.039 billion (2,546 homes) and $333 million (795 homes) for the nine month and three month periods ended July 31, 1998, respectively. The value of new contracts signed for the comparable periods of fiscal 1997 were $779 million (1,952 homes) and $251 million (638 homes), respectively. The increase in the value of new contracts signed in both periods of 1998 was primarily attributable to an increase in the average selling price of the homes (due primarily to the location, size and increases in base selling prices), and an increase both in the number of communities in which the Company was offering homes for sale and in the number of contracts signed per community.

As of July 31, 1998, the backlog of homes under contract amounted to $844 million (1,971 homes), approximately 29% higher than the $654 million (1,609 homes) backlog as of July 31, 1997 and approximately 35% higher than the $627 million (1,551 homes) backlog as of October 31, 1997.

Land and construction costs as a percentage of revenues decreased slightly in the nine month and three month periods ended July 31, 1998 as compared to the same periods of 1997. The decreases were due principally to lower overhead costs in both periods of 1998 as compared to the 1997 periods and lower inventory writedowns in the nine months of 1998 as compared to 1997.

Inventory writedowns recognized in 1998($.5 million for the nine month period and $.1 million in the three month period) as compared to 1997($1.3 million in the nine month period and $.1 million in the three month period).

Selling, general and administrative expenses ("SG&A") in the nine month and three month periods ended July 31, 1998 increased over the comparable periods of 1997 by $16.2 million and $6.6 million, respectively, but decreased as a percentage of revenue. The increased spending was primarily attributable to the increased revenues and the increased number of communities which the Company was operating during the 1998 periods as compared to the same periods of 1997 and the Company's geographic expansion. The decrease in SG&A as a percentage of revenues in the nine months and third quarter of 1998 as compared to the 1997 periods was due to spending increasing at a slower rate than revenues.

Interest expense is determined on a specific home-by-home basis and will vary depending on many factors including the period of time that the land under the home was owned, the length of time that the home was under construction, and the interest rates and the amount of debt carried by the Company in proportion to the amount of its inventory during those periods. As a percentage of revenues, interest expense was approximately the same in the nine month and three month periods of 1998 as compared to 1997.

Income Taxes

The Company's estimated combined state and federal tax rate before providing for the effect of permanent book-tax differences ("Base Rate") was 37% and 37.5% in the 1998 and 1997 periods, respectively. The decrease in the Base Rate was due to a decrease in the Company's estimated effective state tax rate. The effective tax rate for the nine month and three month periods of 1998 were 36.1% and 36.8% as compared to 36.9% and 37.4% for the comparable periods of 1997. The primary differences between the Company's Base Rate and effective tax rate were tax free income in 1998 and 1997 and in the first quarter of 1998, an adjustment due to the recomputation of the Company's deferred tax liability resulting from the change in the Company's estimated Base Rate. The Company expects the effective rate for the remainder of fiscal 1998 to increase and for the full
1998 fiscal year to be approximately 36.5%.

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

The Company has a $355 million unsecured revolving credit facility with fifteen banks which extends through February
2003. As of July 31, 1998, the Company had $50 million of loans and approximately $22 million of letters of credit outstanding under the facility.

The Company believes that it will be able to continue to fund its activities through a combination of operating cash flow and existing sources of credit.

YEAR 2000

In prior years, many computer programs were written using two digits rather than four digits to define the applicable year which could result in systems failures or errors. Management has reviewed its internal software systems and believes that the required changes will be completed without causing operational issues or have a material impact on the Company's results of operations or financial condition.


                   HOUSING DATA

                                      Nine Months          Three Months
                                    Ended July 31          Ended July 31
                                   1998         1997     1998       1997
     Period ended July 31:
       # of homes closed            2,179       1,710      869        622
       # of homes contracted        2,546       1,952      795        638
       Sales value of homes
         contracted (in thous.)$1,038,643    $778,761 $332,770   $250,636

                                  July 31,     Oct.31   July 31,   Oct. 31
                                    1998        1997     1997       1996
       # of homes in backlog        1,971       1,551    1,609      1,367
       Sales value of homes in
         backlog (in thous.)     $843,925    $627,220 $653,813   $526,194

PART II.     Other Information

    ITEM 1.    Legal Proceedings

              None.

   ITEM 2.    Changes in Securities

              In July 1998, the Company amended its stockholder rights plan to eliminate the use of continuing
              Directors as defined in the Rights Agreement.

   ITEM 3.    Defaults upon Senior Securities

              None.

   ITEM 4.    Submission of Matters to a Vote of Security Holders

              None.

   ITEM 5.    Other Information

              None.

   ITEM 6.    Exhibits and Reports on Form 8-K

             (a)   Exhibits

                   Exhibit 4.1       Rights Agreement dated as of June
                                     12, 1997, by and between the Company
                                     and ChaseMellon Shareholder Service,
                                     L.L.C. as Rights Agent (incorporated
                                     herein by reference to Exhibit 1 to the
                                     Company's Registration Statement on Form
                                     8-A dated June 20,1997).

                   Exhibit 4.2 Amendment to Rights Agreement dated as of July 31, 1998, by and between the Company and ChaseMellon Shareholder Service, L.L.C. as Rights Agent (incorporated herein by reference to
                                     Exhibit 1 to the Company's Registration
                                     Statement on Form 8-A/A dated
                                     August 21, 1998.

                   Exhibit 27*       Financial Data Schedule

                   *Filed electronically herewith.

               (b) Reports on Form 8-K

                   None.

                                       SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       TOLL BROTHERS, INC.
                                       (Registrant)



Date: September 10, 1998                    By:   /s/Joel H. Rassman
                                                 Joel H. Rassman
                                                 Senior Vice President,
                                                 Treasurer and Chief
                                                 Financial Officer




Date: September 10, 1998                    By:   /s/Joseph R. Sicree
                                                 Joseph R. Sicree
                                                 Vice President -
                                                 Chief Accounting Officer
                                                 (Principal Accounting Officer)