Form 10-K
period 1998-10-31
TOLL BROTHERS INC
filed 1999-01-19
CIK 794170

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-K
(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    October 31, 1998
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

As of December 31, 1998, the aggregate market value of the Common
Stock held by non-affiliates (all persons other than executive officers and directors of Registrant) of the Registrant was approximately $576,490,000.

As of December 31, 1998, there were 36,923,576 shares of Common
Stock outstanding.
Documents Incorporated by Reference:

Toll Brothers, Inc. Proxy Statement with respect to its 1999 Annual Meeting ofShareholders, scheduled to be held on March 4, 1999, is incorporated into Part III hereof by reference.

                              PART I

ITEM 1.  BUSINESS
General

Toll Brothers, Inc. ("Toll Brothers" or the "Company"), a Delaware corporation formed in May 1986, commenced its business operations, through predecessor entities, in 1967. Toll Brothers designs, builds, markets and arranges financing for single family detached and attached homes in middle and high income residential communities catering to both move-up and empty nester homebuyers in eighteen states and six regions around the country. The communities are generally located on land the Company has either developed or acquired fully approved and, in some cases, improved. Currently, Toll Brothers operates predominantly in major suburban residential areas in southeastern Pennsylvania, central New Jersey, the Virginia and Maryland suburbs of Washington, D.C., the Boston, Massachusetts metropolitan area, southern Connecticut, Westchester County, New York, southern and northern California, the suburbs of Raleigh and Charlotte, North Carolina, metro Phoenix, Arizona, the suburbs of Dallas and Austin, Texas, in several markets on the east and west coasts of Florida, in Las Vegas, Nevada, in Columbus, Ohio, in Nashville, Tennessee and in the state of Delaware.
The Company acquired property in the suburbs of Detroit, Michigan and Chicago, Illinois in fiscal 1998 and began offering homes for sale in those markets in December 1998. The Company continues to explore additional geographic areas for expansion. The Company markets its homes primarily to middle-income and upper-income buyers, emphasizing high quality construction and customer satisfaction. The Company also operates its own architectural, engineering, mortgage, title, security monitoring, landscape, insurance brokerage, component assembly and manufacturing operations.

As of October 31, 1998, the Company was offering homes for sale in 122 communities containing over 10,500 home sites which were owned or controlled through options. The Company also controlled approximately 19,800 home sites in proposed communities.

Single family detached homes were being offered at prices, excluding customized options, generally ranging from $132,000 to $832,000 with an average base sales price of $396,000. Attached homes, excluding customized options, were being offered at prices generally ranging from $103,000 to $535,000, with an average base sales price of $229,000. In the five years ended October 31, 1998, Toll Brothers delivered more than 11,000 homes in 250 communities.

In recognition of its achievements, the Company has received numerous awards from national, state and local homebuilder publications and associations. In fiscal 1996, the Company was selected "America's Best Builder" by the National Association of Home Builders (the "NAHB") and Builder magazine in recognition of its excellent financial performance, unique custom-production system for building luxury homes in high volume and the excellence of its designs. In 1995, the Company received the National Housing Quality Award from the NAHB, which recognized the Company's outstanding commitment to total quality management and continuous improvement. In 1994, the Company received one of the first place awards in the "Build America Beautiful" Awards Program, sponsored by Better Homes and Gardens magazine, the NAHB and Keep America Beautiful, Inc., in recognition of the Company's programs to improve the handling of solid waste on construction sites. In 1988, the Company was named "The Builder of the Year" by Professional Builder magazine.

On October 31, 1998 and 1997, the Company had backlogs of $814,714,000 (1,892 homes) and $627,220,000 (1,551 homes), respectively. Substantially all homes in backlog at October 31, 1998 are expected to be delivered by October 31, 1999.

The Company generally attempts to reduce certain risks homebuilders encounter by controlling land for future development through options whenever possible (which allows the Company to obtain the necessary governmental approvals before acquiring title to the land), by generally beginning construction of homes after an agreement of sale has been executed with a buyer and by using subcontractors to perform home construction and land development work on a fixed-price basis.In order to obtain better terms or prices or due to competitive pressures, the Company has purchased several properties outright, or acquired the underlying mortgage, prior to obtaining all of the necessary governmental approvals needed to commence development.

In 1998, the Company formed a group of entities (collectively, the "Real
Estate Group")to take advantage of commercial real estate opportunities which may present themselves from time to time. These opportunities may be the result of commercial parcels, attached to larger properties that the Company has acquired or may acquire for its homebuilding operations, or from the direct acquisition of unrelated land or operating properties. At October 31, 1998 the primary assets of the Real Estate Group consisted of $6,000,000 in cash contributed by the Company.

In November 1998, Robert I. Toll, Bruce E. Toll, Zvi Barzilay, Joel
Rassman, all of whom are executive officers and directors of the Company, and other Company officers (the "Partners") contributed their partnership interests in an apartment complex under construction in exchange for a fifty percent ownership interest in the Real Estate Group. Based upon independent valuations obtained by the Company and reviewed by the Board of Directors, the Board of Directors believes that the value of the assets received, net of liabilities assumed were at least equal to the consideration given to the Partners. In December 1998, an independent pension fund agreed to contribute a total of $10,000,000 (a $6,000,000 initial cash contribution and $4,000,000 in future contributions) to the Real Estate Group for a one-third interest in it. The Company initially expects to realize development, finance and management fees from these activities and, on an ongoing basis, a return on its investment in the Real Estate Group.

The Communities

Toll Brothers' communities are generally located in suburban areas near major highways with access to major cities. Through 1981, all communities were located in southeastern Pennsylvania. The Company began selling homes in central New Jersey in 1982, in northern Delaware and Massachusetts in 1987, in Maryland in 1988, in Virginia and Connecticut in 1992, in New York in 1993, in southern California and North Carolina in 1994, in the suburbs of Dallas, Texas and Florida in 1995, in Austin, Texas in 1996, in Columbus, Ohio and Nashville, Tennessee in 1997, and in northern California in 1998. The Company entered the metro Phoenix, Arizona market in August 1995 and the Las Vegas, Nevada market in November 1997 through the acquisition of assets of two privately owned homebuilders. The Company acquired property in the suburbs of Detroit, Michigan and Chicago, Illinois in fiscal 1998 and began offering homes for sale in those markets in December 1998.

The Company emphasizes its high-quality, detached single family homes that are marketed primarily to the "upscale" luxury market, generally those persons who have previously owned a principal residence seeking to buy a larger home - the so-called "move-up" market. The Company believes its reputation as a developer of homes for this market enhances its competitive position with respect to the sale of more moderately priced detached homes, as well as attached homes. The Company also markets to the 50+ year-old "empty nester" and believes that this market has strong growth potential. The Company has developed a number of home designs that it believes will appeal to this category of home buyer and integrated these designs into its communities along with its other homes. The Company expects to open for sale its first age restricted community in 1999.

Each single family home community offers several home plans, with the opportunity for home buyers to select various exterior styles. The communities are designed to fit existing land characteristics, blending winding streets, cul-de-sacs and underground utilities to establish a pleasant environment.
The Company strives to create a diversity of architectural styles within an overall planned community. This diversity arises from variations among the models offered and in exterior design options of homes of the same basic floor plan, from the preservation of existing trees and foliage whenever practicable, and from the curving street layout, which allows relatively few homes to be seen from any vantage point. Normally, homes of the same type or color may not be built next to each other. The communities have attractive entrances with distinctive signage and landscaping. The Company believes this avoids a "development" appearance and gives each community a diversified neighborhood appearance that enhances home values.

The Company's attached home communities generally offer one to three story homes, provide for limited exterior options and often contain commonly-owned recreational acreage with swimming pools and tennis courts. These communities have associations through which homeowners act jointly for their common interest.

It is the Company's belief that the homes built by Toll Brothers in its named communities provide homeowners with additional value upon resale.

The Homes

Most single family detached-home communities offer at least three different home plans, each with several substantially different architectural styles. Forexample, the same basic floor plan may be selected with a Colonial, Georgian, Federal or Provincial design, and exteriors may be varied further by the use of stone, stucco, brick or siding. Attached home communities generally offer two or three different floor plans with two, three or four bedrooms.

In all of Toll Brothers' communities, certain options are available to the purchaser for an additional charge. The options typically are more numerous and significant on the more expensive homes. Major options include additional garages, additional rooms, finished lofts and additional fireplaces. As a result of the additional charges for such options, the average sales price was approximately 19% higher than the base sales price during fiscal 1998.

The range of base sales prices for the Company's lines of homes as of October 31, 1998, was as follows:

    Single Family Detached Homes:
         Move-up                  $122,000  -  $413,000
         Executive                 256,000  -   654,000
         Estate                    279,000  -   832,000
    Attached Homes:
         Townhomes                 103,000  -   283,000
         Carriage Homes            207,000  -   535,000

Contracts for the sale of homes are at fixed prices. The prices at which homes are offered have generally increased from time to time during the sellout period for each community; however, there can be no assurance that sales prices will increase in the future.

The Company uses some of the same basic home designs in similar communities. However, the Company is continuously developing new designs to replace or augment existing ones to assure that its homes reflect current consumer preferences. For new designs, the Company has its own architectural staff and also engages unaffiliated architectural firms. During the past year, the Company has introduced approximately 39 new models.

The Company operates in six regions throughout the United States. The following table summarizes by region the Company's closings and new contracts signed for fiscal 1998 and the Company's backlog as of October 31, 1998:

  Region                     Closings         New Contracts          Backlog
                        Units        $000     Units    $000     Units      $000
Northeast (MA,NY,CT,NJ)  1,054  $ 417,200    1,005   $433,200    565    $264,600
Midatlantic(PA,DE,MD,VA) 1,220    457,900    1,389    541,800    699     278,200
Southeast (NC, TN, FL)     176     72,800      224    103,800    132      65,800
Southwest (AZ, NV, TX)     462    141,000      611    207,700    412     153,900
Midwest (OH)                 7      3,100       27     12,100     21       9,500
West (CA)                  180    114,300      131     84,700     63      42,700

Total                    3,099 $1,206,300    3,387 $1,383,300  1,892    $814,700

The following table summarizes certain information with respect to residential communities of Toll Brothers under development as of October 31, 1998:

                                                       HOMES UNDER
                      NUMBER OF     HOMES     HOMES   CONTRACT AND HOME SITES
 STATE               COMMUNITIES   APPROVED   CLOSED   NOT CLOSED   AVAILABLE
Arizona                  20         1,485      397        286           802
California                8           889      295         63           531
Connecticut               6           282      147         17           118
Delaware                  1           150        0         17           133
Florida                  11           819      143         98           578
Illinois                  2           102        0          0           102
Massachusetts             5           362       95         63           204
Maryland                  7           780      275         77           428
Michigan                  1            28        0          0            28
Nevada                    5           600      113         51           436
New Jersey:
  Central                19         1,688      537        270           881
  North central           4           627      209         61           357
  South central           4           710      357         70           283
New York                  8           522      106         84           332
North Carolina            5           586      205         27           354
Ohio                      3           192        7         21           164
Pennsylvania             30         3,411    1,542        420         1,449
Tennessee                 4           273        2          7           264
Texas                     8           920      146         75           699
Virginia                 12         1,270      589        185           496
  Total                 163(1)     15,696    5,165      1,892         8,639(2)

(1) Of these 163 communities, 122 had homes being offered for sale, 17 had not yet opened for sale and 24 had been sold out but not all closings had been completed. Of the 122 communities in which homes were being offered for sale, 115 were single family detached-home communities containing a total of 147 homes under construction but not under contract (exclusive of model homes) and 7 were attached home communities containing a total of 7 homes under construction but not under contract (exclusive of model homes).

(2) On October 31, 1998, significant site improvements had not commenced on approximately 4,809 of the 8,639 available home sites. Of the 8,639 available home sites, 697 were not owned by the Company, but were controlled through options.

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

Due to the improvement in the economy and the increased availability of capital during the past several years, the Company has seen an increase in competition for available land in its market areas. The continuation of the Company's development activities over the long term will be dependent upon its continued ability to locate, enter into contracts to acquire, obtain governmental approvals for, consummate the acquisition of, and improve suitable parcels of land.

While the Company believes that there is significant diversity in its Northeast and Mid-Atlantic markets and that this diversity provides protection from the vagaries of individual local economies, it believes that a greater geographic diversification will provide additional protection and more opportunities for growth. During the past five years, the Company has expanded into Arizona, California, Florida, Nevada, North Carolina, Ohio, Tennessee and Texas. The Company acquired property in Michigan and Illinois in fiscal 1998 and began offering homes for sale in those markets in December 1998. The Company continues to look for new markets.

The following is a summary of the parcels of land that the Company either owns or controls through options at October 31, 1998 for proposed communities, as distinguished from those currently under development:

                                    Number of      Number of      Number of
State                              Communities       Acres      Homes Planned
Arizona                                 4             160             378
California                             11             896             911
Colorado                                2             164             235
Connecticut                             2             241             100
Delaware                                1             172              75
Florida                                12           1,850           2,233
Maryland                                4             236             542
Massachusetts                           2             265             256
Michigan                               11           1,400           1,093
New Jersey
    Central                            19           1,973           2,624
    North central                       9           1,350             789
    South central                       3             545             717
New York                                2              49              67
North Carolina                          5             621             811
Ohio                                    2             140             160
Pennsylvania                           27           2,421           3,119
Rhode Island                            2              50             134
Tennessee                               1             152             136
Texas                                   4             146             358
Virginia                               26           2,768           5,112
Total                                 149          15,599          19,850(1)

  (1) Of the 19,850 planned home sites, 5,744 lots are owned.

The aggregate purchase price of land parcels under option at October 31, 1998 was approximately $435,966,000 of which $28,921,000 had been paid or deposited.

The Company evaluates all of the land under control for proposed communities on an ongoing basis with respect to economic and market feasibility. During the year ended October 31, 1998, such feasibility analyses resulted in approximately $1,685,000 of capitalized costs related to proposed communities being charged to expense because they were no longer deemed to be recoverable.

There can be no assurance that the Company will be successful in securing necessary development approvals for the land currently under its control or for land which the Company may acquire control of in the future or, that upon obtaining such development approvals, the Company will elect to complete its purchases under such options. The Company has generally been successful in the past in obtaining governmental approvals, has substantial land currently under its control for which it is seeking such approvals (as set forth in the table above), and devotes significant resources to locating suitable land for future development and to obtaining the required approvals on land under its control. Failure to locate sufficient suitable land or to obtain necessary governmental approvals, however, may impair the ability of the Company over the long-term to maintain current levels of development activities.

The Company generally has not purchased land for speculation or with the contemplation of selling it for profit.

The Company believes that it has an adequate supply of land in its existing communities and in land held for future development (assuming that all properties are developed) to maintain its operations at its current levels for several years.

Community Development
The Company expends considerable effort in developing a concept for each community, which includes determination of size, style and price range of the homes, layout of the streets and individual lots, and overall community design. After obtaining the necessary governmental subdivision and other approvals, which can sometimes require several years, the Company improves the land by grading and clearing it, installing roads, underground utility lines and pipes, erecting distinctive entrance structures, and staking out individual home sites.

Each community is managed by a project manager who is located at the site. Working with construction managers, marketing personnel and, when required, other Company and outside professionals such as engineers, architects and legal counsel, the project manager is responsible for supervising and coordinating the various developmental steps from acquisition through the approval stage, marketing, construction and customer service, including monitoring the progress of work and controlling expenditures. Major decisions regarding each community are made by senior members of the Company's management.

The Company recognizes revenue only at the point which title and possession are transferred to the buyer, which generally occurs shortly after home construction is substantially completed. The most significant variable affecting the timing of the Company's revenue stream, other than housing demand, is receipt of final regulatory approvals, which, in turn, permits the Company to begin the process of obtaining executed contracts for sales of homes. Receipt of such final approvals is not seasonal. Although the Company's sales and construction activities vary somewhat with the seasons, affecting the timing of closings, any such seasonal effect is relatively insignificant compared to the effect of receipt of final governmental approvals.

Subcontractors perform all home construction and land development work, generally under fixed-price contracts. Toll Brothers acts as a general contractor and purchases some, but not all, of the building supplies it requires (see "PROPERTIES - Manufacturing/Distribution Facility"). While the Company has experienced some shortages in the availability of subcontractors in some markets, it does not anticipate any material effect from these shortages in its homebuilding operations. The Company's construction managers and assistant managers coordinate subcontracting activities and supervise all aspects of construction work and quality control. One of the ways the Company seeks to achieve home buyer satisfaction is by providing its construction managers with incentive compensation arrangements based on each home buyer's satisfaction based on their responses on pre-closing and post-closing checklists.

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

Toll Brothers expends great effort in creating its model homes, which play an important role in the Company's marketing. In its models, Toll Brothers creates an attractive atmosphere, with bread baking in the oven, fires burning in fireplaces, and music playing in the background. Interior decorations vary among the models and are carefully selected based upon the lifestyles of the prospective buyers. During the past several years, the Company has received a number of awards from various homebuilder associations for its interior merchandising.

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

All Toll Brothers homes are sold under the Company's limited warranty as to workmanship and mechanical equipment. Many homebuyers are also provided with a limited ten-year warranty as to structural integrity.

Customer Financing

The Company makes arrangements with a variety of mortgage lenders to provide home buyers a range of conventional mortgage financing programs.
By making available an array of attractive mortgage programs to qualified purchasers, the Company is able to better coordinate and expedite the entire sales transaction by ensuring that mortgage commitments are received and that closings take place on a timely and efficient basis. During fiscal 1998, approximately 50% of the Company's closings were financed through mortgage programs offered by the Company. In addition, during the same period, the Company's home buyers, on average, financed approximately 73% of the purchase price of their homes.

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

Regulation and Environmental Matters

The Company is subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular locality. The Company has also seen an increase in state and local legislation authorizing the acquisition of land, mainly by governmental, quasi-public and non-profit entities, as dedicated open space. In addition, the Company is subject to registration and filing requirements in connection with the construction, advertisement and sale of homes in its communities in certain states and localities in which it operates. These laws have not had a material effect on the Company, except to the extent that application of such laws may have caused the Company to conclude that development of a proposed community would not be economically feasible, even if any or all necessary governmental approvals were obtained (See "Business-Land Policy"). The Company may also be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums in the areas in which it operates. Generally, such moratoriums relate to insufficient water or sewage facilities or inadequate road capacity.

In order to secure certain approvals, the Company may have to provide affordable housing at below market rental or sales prices. The impact on the Company will depend on how the various state and local governments in the areas in which the Company engages, or intends to engage, in development, implement their programs for affordable housing. To date, these restrictions have not had a material impact on the Company. The Company is also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of health and the environment ("environmental laws"), as well as the effects of environmental factors.
The particular environmental laws which apply to any given community vary greatly according to the community site, the site's environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause the Company to incur substantial compliance and other costs, and may prohibit or severely restrict development in certain environmentally sensitive regions or areas.

The Company maintains a policy of engaging, prior to consummating the purchase of land, independent environmental consultants to assess such land for the potential of hazardous or toxic materials, wastes or substances. Because it has generally obtained such assessments for the land it has purchased, the Company has not been significantly affected to date by the presence of such materials.

Employees

As of October 31, 1998, the Company employed 1,583 full-time persons;
of these, 59 were in executive positions, 183 were engaged in sales activities, 170 in project management activities, 496 in administrative and clerical activities, 463 in construction activities, 88 in engineering activities and 124 in the panel plant operations. The Company considers its employee relations to be good.


ITEM 2.      PROPERTIES

Headquarters

Toll Brothers' corporate offices, containing approximately 70,000 square feet, are located in a facility at 3103 Philmont Avenue, Huntingdon Valley, Montgomery County, Pennsylvania. The facility was purchased by the Company in September 1988.

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

The Company, members of its board and certain of its officers were named as defendants in an action filed in the Delaware Chancery Court in October 1997, entitled Camody v. Toll Brothers, Inc. The plaintiff, who purports to represent a class of Company stockholders, seeks declaratory and injunctive relief invalidating the Company's Shareholder Rights Plan, claiming certain of its terms are unauthorized by Delaware's General Corporation Law and that adoption of the Plan was a violation of fiduciary duty. On October 29, 1997, the defendants moved to dismiss the Complaint on, among other grounds, it failed to state a claim for relief, the claims were derivative and demand upon the board was required and the claims were not ripe for review. Full briefing and argument ensued. On July 24, 1998, the Court denied Defendants' motion in its entirety. Thereafter, the parties engaged in settlement negotiations which led to an agreement in principal which the Company and plaintiff expect to submit to the Court for approval. The Company does not expect that the settlement of the litigation will have a material impact on the Company's financial position or operations.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended October 31, 1998.

                 EXECUTIVE OFFICERS OF THE REGISTRANT

The section entitled "Proposal One: Election of Directors" of the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference.

The following table includes information with respect to all executive officers of the Company as of October 31, 1998. All executive officers serve at the pleasure of the Board of Directors of the Company.

Name                                     Age            Positions

Robert I. Toll                            57        Chairman of the Board,
                                                    Chief Executive Officer
                                                    and Director

Bruce E. Toll                             55        President (through
                                                    October 31, 1998) and
                                                    Director

Zvi Barzilay                              52        Chief Operating Officer,
                                                    President (effective
                                                    November 1, 1998) and
                                                    Director

Joel H. Rassman                           53        Senior Vice President,
                                                    Treasurer, Chief Financial
                                                    Officer and Director

Robert I. Toll and Bruce E. Toll, who are brothers, co-founded the Company's predecessors' operations in 1967. Their principal occupation since inception has been related to various homebuilding and other real estate related activities. Effective April 30, 1998, Bruce E. Toll resigned his position as Chief Operating Officer, and effective October 31, 1998, he resigned his position as President. The Board of Directors elected Bruce E. Toll, effective November 1, 1998, Vice Chairman of the Board.

Zvi Barzilay joined the Company as a project manager in 1980 and has been an officer since 1983. Mr. Barzilay was elected a Director of the Company in 1994 and was elected by the Board of Directors to the position of Chief Operating Officer as of May 1, 1998 and President as of November 1, 1998.

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

The following table sets forth the price range of the Company's common stock on the New York Stock Exchange for each fiscal quarter during the two years ended October 31, 1998.

                             Three Months Ended
                October 31  July 31     April 30   January 31
  1998
    High          $30 1/2    $30 1/4     $31 5/8     $29
    Low           $17 3/8    $23 3/4     $26 7/16    $22 1/8

  1997
    High          $25 1/2    $21 1/16    $19 7/8     $20 1/4
    Low           $20 5/16   $17 5/8     $17 1/2     $16 7/8

The Company has not paid any cash dividends on its common stock to date and expects that for the foreseeable future it will follow a policy of retaining earnings in order to finance the continued development of its business. Payment of dividends is within the discretion of the Company's
Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors. The Company's 9 1/2% Senior Subordinated Notes due March 15, 2003,
8 3/4% Senior Subordinated Notes due 2006 and 7 3/4% Senior Subordinated
Notes due 2007, contain restrictions on the amount of dividends the Company may pay on its common stock. In addition, the Company's Bank Revolving
Credit Agreement requires the maintenance of minimum consolidated stockholders' equity which restricts the amount of dividends the Company may pay. As of October 31, 1998, under the most restrictive of the agreements, the Company could pay up to approximately $173,000,000 of cash dividends.

At October 31, 1998, there were approximately 703 record holders of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and housing data of the Company as of and for each of the five fiscal years ended October 31, 1998. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Summary Consolidated Income Statement Data (Amounts in thousands,except per share data)
                                               Year Ended October 31
                                 1998     1997      1996      1995     1994
Revenues                     $1,210,816  $971,660  $760,707  $646,339 $504,064
Income before income taxes,
  extraordinary item         $  134,293  $107,646  $ 85,793  $ 79,439  $56,840
Income before extraordinary
  item                       $   85,819 $  67,847  $ 53,744  $ 49,932  $ 36,177
Extraordinary loss               (1,115)   (2,772)

Net income                   $   84,704 $  65,075  $ 53,744  $ 49,932  $ 36,177

EARNINGS PER SHARE
Basic*
Income before extraordinary
  item                       $     2.35  $   1.99  $   1.59  $   1.49  $   1.08
Extraordinary loss                 (.03)     (.08)
Net income                   $     2.32  $   1.91  $   1.59  $   1.49  $   1.08
Weighted average number of
  shares outstanding             36,483    34,127    33,865    33,510    33,398

Diluted*
Income before extraordinary
  item                       $     2.25  $   1.86  $   1.50  $   1.42  $   1.05
Extraordinary loss                 (.03)     (.07)
Net income                   $     2.22  $   1.78  $   1.50  $   1.42  $   1.05
Weighted average number of
  shares outstanding             38,360    37,263    36,879    36,360    35,655

*Due to rounding, amounts may not add


Summary Consolidated Balance Sheet Data (Amounts in thousands)

                                         October 31

                             1998          1997     1996     1995     1994
Inventory                 $1,111,863  $  921,595 $772,471 $623,830 $506,347

Total assets              $1,254,468  $1,118,626 $ 837,926 $ 692,457 $ 586,893

Debt
  Loans payable           $  182,292  $  189,579 $ 132,109 $  59,057 $  17,506
  Subordinated debt          269,296     319,924   208,415   221,226   227,969
  Collateralized mortgage
    obligations payable        1,384       2,577     2,816     3,912     4,686

  Total                   $  452,972  $  512,080 $ 343,340 $ 284,195 $ 250,161

Shareholders' equity      $  525,756  $  385,252 $ 314,677 $ 256,659 $ 204,176


Housing Data

Year ended October 31:         1998        1997      1996       1995     1994
  Number of homes
    closed                     3,099       2,517      2,109     1,825     1,583
  Sales value of homes
    closed
   (in thousands)         $1,206,290  $  968,253  $ 759,303 $ 643,017 $ 501,822
  Number of homes
    contracted                 3,387       2,701      2,398     1,846     1,716
  Sales value of homes
    contracted
    (in thousands)        $1,383,093  $1,069,279  $ 884,677 $ 660,467 $ 586,941
  As of October 31:
    Number of homes
      in backlog               1,892       1,551      1,367     1,078     1,025
  Sales value of homes
    in backlog
   (in thousands)         $  814,714  $  627,220  $ 526,194 $ 400,820 $ 370,560

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table sets forth certain income statement items related to the Company's operations as percentages of total revenues:

      Year Ended October 31:                     1998      1997     1996
      Revenues                                  100.0%    100.0%   100.0%
      Costs and expenses:
        Land and housing construction            77.1      77.0     76.4
        Selling, general and administrative       8.8       8.9      9.1
        Interest                                  3.0       3.0      3.2
          Total costs and expenses               88.9      88.9     88.7
      Operating income                           11.1%     11.1%    11.3%

FISCAL 1998 COMPARED TO FISCAL 1997

Revenues of $1.21 billion for fiscal 1998 exceeded fiscal 1997 revenues by $239 million or 25%. The increase was primarily due to a 23% increase in the number of homes delivered. The increase in the number of homes delivered was the result of the higher backlog of homes at the beginning of fiscal 1998 as compared to the beginning of fiscal 1997 and an increase in the number of homes sold during fiscal 1998 over the number of homes sold in fiscal 1997.
The Company signed $1.38 billion (3,387 homes) of new sales contracts in fiscal 1998, a 29% increase over the $1.07 billion (2,701 homes) of new sales contracts signed in fiscal 1997. The increase in new sales contracts signed in fiscal 1998 was the result of an increase in the average number of selling communities in 1998 compared to 1997, an increase in the number of homes sold per community and an increase in the average sales price per home. The increase in the number of selling communities was the result of the Company's expansion in its newer markets and its entry into the Las Vegas market in November 1997. The increase in the average sales price per home was the result of the shift in the location of homes sold to more expensive areas, a change in product mix to larger homes, an increase in base selling prices and an increase in the value of options that homebuyers selected. The Company expects revenues to increase in fiscal 1999 over 1998 due to the higher backlog at October 31, 1998 as compared to October 31, 1997 ($815 million versus $627 million) and an increase in the number of selling communities due to the further penetration into its existing markets.

Land and construction costs were higher as a percentage of revenues in fiscal 1998 as compared to fiscal 1997 due to increased material costs and increased costs in the Company's newer markets resulting from construction costs generally being higher as a percentage of selling price, and the relatively less efficient construction and construction-related activities, in these markets. Although the Company became more efficient in its newer markets during fiscal 1998, as compared to fiscal 1997, the increase in revenues from these markets as a percentage of total revenues resulted in an increase in the overall percentage of land and construction costs as a percentage of revenues. These increases were partially offset by decreased land and land development costs and decreased overhead costs.

Selling, general and administrative expenses ("SG&A') amounted to $106.7 million in fiscal 1998, a 24% increase over the $86.3 million spent in fiscal 1997. The increase in spending was primarily attributable to the increase in the number of homes delivered, the increased number of selling communities and the Company's continued geographic expansion. As a percentage of revenues, SG&A declined slightly in fiscal 1998 as compared to fiscal
1997 due to revenues increasing at a faster rate then spending.

FISCAL 1997 COMPARED TO FISCAL 1996

Revenues for fiscal 1997 of $972 million exceeded fiscal 1996 revenues of $761 million by $211 million or 28%. The increase in revenues was attributable to a 19% increase in the number of homes delivered and a 7% increase in the average delivered price. The increase in the number of homes delivered was due to an increase in 1997 in the number of communities delivering homes, the larger backlog of homes as of the beginning of fiscal 1997 as compared to 1996 and an increase in 1997 in the number of homes sold per community. The increase in the number of selling communities was the result of the Company's geographic expansion as well as a greater penetration of its existing markets. The increase in the average price per home delivered in fiscal 1997 was due to a continuing shift in the location of the homes to more expensive areas, a change in product mix to larger homes, an increase in the total price of options that homebuyers selected and increases in selling prices.

Land and construction costs as a percentage of revenues increased in fiscal 1997 as compared to 1996 due principally to increased material and overhead costs, to increased costs in the Company's newer markets (Arizona, California, Florida, North Carolina and Texas) resulting from generally higher construction costs as a percentage of selling price and to relatively less efficient construction and construction-related activities in these markets. The cost increases were partially offset by the lower amount of inventory writedowns recognized in 1997 ($2.0 million) as compared to 1996 ($4.6 million).

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

INCOME TAXES

Income taxes for fiscal 1998, 1997, and 1996 were provided at effective rates of 36.1%, 37.0%, and 37.4%, respectively.

EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT

In February 1998, the Company entered into a new five year, $355 million bank credit facility. In connection therewith, the Company repaid $62 million of fixed rate long-term bank loans. The Company recognized an extraordinary charge in the second quarter of 1998 of $1,115,000, net of $655,000 of income tax benefit, related to the retirement of its previous revolving credit agreement and prepayment of the term loans.

In January 1997, the Company called for redemption in March 1997 of all its outstanding 10 1/2% Senior Subordinated Notes due 2002 at 103% of principal amount plus accrued interest. The redemption resulted in an extraordinary loss of $2,772,000, net of $1,659,000 of income tax benefit.

CAPITAL RESOURCES AND LIQUIDITY

Funding for the Company's residential development activities is principally provided by cash flows from operations, unsecured bank borrowings and, from time to time, the public debt and equity markets.

Cash flow from operations, before inventory additions, has improved as operating results improved. The Company anticipates that the cash flow from operations will continue to improve as a result of an increase in revenues from the delivery of homes from the existing backlog as well as from new sales contracts. The Company has used the cash flow from operations, bank borrowings and public debt to acquire additional land for new communities, to fund additional expenditures for land development and construction costs needed to meet the requirements of the increased backlog and continuing expansion of the number of communities in which the Company is offering homes for sale and to reduce debt. The Company expects that inventories will continue to increase and is currently negotiating and searching for additional opportunities to obtain control of land for future communities.

The Company has a $355 million unsecured revolving credit facility with fourteen banks which extends through February 2003. In December 1998, the revolving credit facility was increased to $415 million. As of October 31, 1998, the Company had $50 million of loans and approximately $23.4 million of letters of credit outstanding under the facility.

The Company believes that it will be able to fund its activities through a combination of existing cash reserves, operating cash flow and existing sources of credit.

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

YEAR 2000 READINESS DISCLOSURE

The Company has assessed and is continuing to assess its operating systems, computer software applications, computer equipment and other equipment with embedded electronic circuits ("Programs") that it currently uses to identify whether they are year 2000 compliant and, if not, what steps are needed to bring them into compliance. The Company expects that almost all Programs will be year 2000 compliant by the end of the first quarter of calendar 1999. For those Programs that will not be compliant by then, the Company is reviewing the potential impact on the Company and the alternatives that are available to it if the Programs cannot be brought into compliance by December 31, 1999. The Company believes that the required changes to its Programs will be made on a timely basis without causing material operational issues or having a material impact on its results of operations or its financial position.

The Company believes that its core business of homebuilding is not heavily dependent on the Year 2000 compliance of its Programs and that, should a reasonably likely worst case Year 2000 situation occur, the Company, because of the basic nature of its systems, many of which can be executed manually, would not likely suffer material loss or disruption in remedying the situation.

The costs incurred and expected to be incurred in the future regarding
Year 2000 compliance have been and are expected to be immaterial to the results of operation and financial position of the Company. Costs related to Year 2000 compliance are expensed.

The Company has been reviewing whether its significant subcontractors, suppliers, financial institutions and other service providers ("Providers") are Year 2000 compliant. The Company is not aware of any Providers that do not expect to be compliant; however, the Company has no means of ensuring that its Providers will be Year 2000 ready. The inability of Providers to be Year 2000 ready in a timely fashion could have an adverse impact on the Company. The Company plans to respond to any such contingency involving any of its Providers by seeking to utilize alternative sources for such goods and services, where practicable. In addition, widespread disruptions in the national or international economy, including, for example, disruptions affecting financial markets, commercial and investment banks, governmental agencies and utility services, such as heat, lights, power and telephones, could also have an adverse impact on the Company. The likelihood and effects of such disruptions are not determinable at this time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements as set forth in item 14(a)(1) and (2).


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                               PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to executive officers of the Company is set forth in Part I. The information required by this item with respect to the Directors of the Company is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.


              STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included herein and in other Company statements, reports and S.E.C. filings is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning the Company's anticipated operating results, financial resources, increases in revenues, increased profitability, interest expense, growth and expansion, ability to acquire land and Year 2000 readiness, and the effect on the Company if the Company or significant third parties are not Year 2000 compliant. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed therein. These risks and uncertainties include local, regional and national economic conditions, the effects of governmental regulation, the competitive environment in which the Company operates, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, the availability of capital, the availability and cost of labor and materials, and weather conditions.

                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedule

 1. Financial Statements
                                                        Page

    Report of Independent Auditors                       F-1
    Consolidated Statements of Income for the
        Years Ended October 31, 1998, 1997 and 1996      F-2
    Consolidated Balance Sheets as of
        October 31, 1998 and 1997                        F-3
    Consolidated Statements of Cash Flows for the
        Years Ended October 31, 1998, 1997 and 1996      F-4
    Notes to Consolidated Financial Statements        F-5 - F-18
    Summary Consolidated Quarterly Data                  F-19

 2. Financial Statement Schedule

    Schedule II -   Valuation and Qualifying Accounts
                    for the Years Ended October 31,
                    1998, 1997 and 1996                  F-20

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

  Exhibit
  Number                              Description

  3.3   By-laws, as amended, are hereby incorporated by reference to
        Exhibit 3.2 of the Registrant's Form 10-K for the fiscal year ended October 31, 1989.

  4.1   Specimen Stock Certificate is hereby incorporated by reference to
        Exhibit 4.1 of the Registrant's Form 10-K for the fiscal year ended October 31, 1991.

  4.2 Indenture dated as of March 15, 1993, among Toll Corp., as issuer, the Registrant, as guarantor, and NBD Bank, National Association, as Trustee, including Form of Guarantee, is hereby incorporated by reference to Exhibit 4.1 of Toll Corp.'s Registration Statement on Form S-3 filed with the Securities and Exchange Commission,
        March 10, 1993, File No.33-58350.

  4.3 Indenture dated as of November 12, 1996 between Toll Corp., as issuer, the Registrant, as guarantor, NBD Bank, a Michigan banking corporation, as Trustee, including form of guarantee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K dated November 6, 1996 filed with the Securities and Exchange Commission.

  4.4 Authorizing Resolutions, dated as of September 16, 1997, relating to the $100,000,000 principal amount of 7 3/4% Senior Subordinated Notes due 2007 of Toll Corp., guaranteed on a Senior Subordinated basis by Toll Brothers, Inc. is hereby incorporated by reference to Exhibit
        4.5 of the Registrant's Form 10-K for the fiscal year ended October 31, 1997.

  4.5 Rights Agreement dated as of June 12, 1997 by and between the Company and Chase Mellon Shareholder Service, L.L.C., as Rights Agent, is hereby incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8A dated June 20, 1997.

  4.6 Amendment to Rights Agreement dated as of July 31, 1998, by and between the Company and ChaseMellon Shareholder Service, L.L.C. as Rights Agent incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A/A dated August 21, 1998.

 10.1 Credit Agreement dated as of February 25, 1998 among First Huntingdon Finance Corp., The Registrant, The First National Bank of Chicago, (Administrative Agent); Bank of America National Trust and Savings Association; (Co-Agent); CoreStates Bank, N.A., (Co-Agent); Credit Lyonnais New York Branch (Co-Agent); Comerica Bank; Nationsbank, National Association; Fleet National Bank; Guaranty Federal Bank, F.S.B.; Mellon Bank, N.A.; Banque Paribas; Bayerische Vereinsbank AG, New York Branch;

  Exhibit
  Number                              Description

        Kredietbank N.V.; Suntrust Bank, Atlanta; The Fuji Bank Limited;
        and Bank Hapoalim B.M. Philadelphia Branch is hereby incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended April 30, 1998.

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

 10.9 Amendment to the Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) dated May 29, 1996 is hereby incorporated by reference to
        Exhibit 10.9 the Registrant's Form 10-K for the year ended October 31, 1997.

  Exhibit
  Number                                  Description

 10.10 Toll Brothers, Inc. Stock Incentive Plan (1998) is hereby incorporated by reference to Exhibit 4 of the Registant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 25, 1998, File No. 333-57645.

 10.11 Stock Redemption Agreement between the Registrant and Robert I. Toll, dated October 28, 1995, is hereby incorporated by reference to
        Exhibit 10.7 of the Registrants Form 10-K for the year ended October 31, 1995.

 10.12 Stock Redemption Agreement between the Registrant and Bruce E. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit
        10.8 of the Registrants Form 10-K for the year ended October 31, 1995.

 10.13 Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll regarding Mr. Toll's resignation and related matters is hereby incoporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998.

 10.14 Consulting and Non-Competition Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll is hereby incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998.

 10.15 Agreement between the Registrant and Joel H. Rassman, dated June 30, 1988,is hereby incorporated by reference to Exhibit 10.8 of Toll Corp.'s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 9, 1988, File No. 33-23162.

 10.16 Agreement regarding sharing of office expenses, dated May 29, 1986, among Robert Toll, Bruce Toll and the Registrant, is hereby incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 8, 1986, File No. 33-6066.

 22     Subsidiaries of the Registrant.

 23     Consent of Independent Auditors.

 27     Financial Data Schedule

(b)     Reports on Form 8-K
        None

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Lower Moreland, Commonwealth of Pennsylvania on December 10, 1998.

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

 Signature                  Title                       Date


 /s/ Robert I. Toll         Chairman of the Board       December 10, 1998
 Robert I. Toll             of Directors and
                            Chief Executive Officer
                           (Principal Executive Officer)


 /s/ Bruce E. Toll          Vice Chairman of the Board  December 10, 1998
 Bruce E. Toll              and Director


 /s/ Zvi Barzilay           President, Chief Operating  December 10, 1998
 Zvi Barzilay               Officer and Director


 /s/ Joel H. Rassman        Senior Vice President,      December 10, 1998
 Joel H. Rassman            Treasurer, Chief Financial
                            Officer and Director
                           (Principal Financial Officer)


 /s/ Joseph R. Sicree       Vice President and          December 10, 1998
 Joseph R. Sicree           Chief Accounting Officer
                           (Principal Accounting Officer)

 Signature                  Title                       Date


 /s/ Robert S. Blank        Director                    December 10, 1998
 Robert S. Blank


 /s/ Richard J. Braemer     Director                    December 10, 1998
 Richard J. Braemer


 /s/ Roger S. Hillas        Director                    December 10, 1998
 Roger S. Hillas


 /s/ Carl B. Marbach        Director                    December 10, 1998
 Carl B. Marbach


 /s/ Paul  E. Shapiro       Director                    December 10, 1998
 Paul E. Shapiro

  REPORT OF INDEPENDENT AUDITORS
  The Board of Directors and Shareholders
  Toll Brothers, Inc.

  We have audited the accompanying consolidated balance sheets of Toll Brothers, Inc. and subsidiaries at October 31, 1998 and 1997, and the related consolidated statements of income, and cash flows for each of the three years in the period ended October 31, 1998. Our audits also included the financial statement schedule listed in the Index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toll Brothers, Inc. and subsidiaries at October 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                      /s/  Ernst & Young LLP


  Philadelphia, Pennsylvania
  December 8, 1999

PAGE


CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

                                                       Year Ended October 31
                                                 1998        1997       1996
Revenues:
  Housing sales                               $1,206,290   $968,253   $759,303
  Interest and other                               4,526      3,407      1,404
                                               1,210,816    971,660    760,707
Costs and expenses:
  Land and housing construction                  933,853    748,323    580,990
  Selling, general and administrative            106,729     86,301     69,735
  Interest                                        35,941     29,390     24,189
                                               1,076,523    864,014    674,914
Income before income taxes and
  extraordinary loss                             134,293    107,646     85,793
Income taxes                                      48,474     39,799     32,049
Income before extraordinary loss                  85,819     67,847     53,744
Extraordinary loss                                (1,115)    (2,772)
Net income                                     $  84,704   $ 65,075   $ 53,744

Earnings per share
Basic:
   Income before extraordinary loss            $    2.35   $   1.99   $   1.59
   Extraordinary loss                               (.03)      (.08)
   Net income                                  $    2.32   $   1.91   $   1.59

Diluted:*
   Income before extraordinary loss            $    2.25   $   1.86   $   1.50
   Extraordinary loss                               (.03)      (.07)
   Net income                                  $    2.22   $   1.78   $   1.50

Weighted average number of shares
   Basic                                          36,483     34,127     33,865
   Diluted                                        38,360     37,263     36,879

* Due to rounding, the amounts may not add.

                       See accompanying notes.
PAGE


CONSOLIDATED BALANCE SHEETS (Amounts in thousands)


                                                               October 31
                                                            1998      1997
ASSETS
  Cash and cash equivalents                            $   80,143 $  147,575
  Inventory                                             1,111,863    921,595
  Property, construction and office
   equipment, net                                          14,425     15,074
  Receivables, prepaid expenses and other
   assets                                                  46,652     31,793
  Mortgage notes receivable                                 1,385      2,589
                                                       $1,254,468 $1,118,626

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Loans payable                                        $  182,292 $  189,579
  Subordinated notes                                      269,296    319,924
  Customer deposits on sales contracts                     69,398     52,698
  Accounts payable                                         58,081     48,600
  Accrued expenses                                         97,449     75,237
  Collateralized mortgage obligations payable               1,384      2,577
  Income taxes payable                                     50,812     44,759
    Total liabilities                                     728,712    733,374

Stockholders' equity
  Preferred stock, none issued
  Common stock, 37,011 and 34,275 shares
   issued at October 31, 1998 and 1997, respectively          369        343
  Additional paid-in capital                              106,099     48,514
  Retained earnings                                       421,099    336,395
  Treasury stock, at cost-76 shares
   at October 31, 1998                                     (1,811)
  Total stockholders' equity                              525,756    385,252
                                                       $1,254,468 $1,118,626


                      See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands)

                                                       Year Ended October 31
                                                      1998      1997      1996
Cash flows from operating activities:
  Net income                                       $ 84,704  $ 65,075  $ 53,744
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                     4,141     3,816     3,125
    Amortization of loan discount                     1,470       239       181
    Loss from repurchase of subordinated debt                               540
    Extraordinary loss from extinguishment of debt    1,770     4,431
    Deferred tax provision                              324     3,332       877
    Inventory valuation provisions                                        1,000
  Changes in operating assets and liabilities:
    Increase in inventory                          (179,772) (120,280) (138,059)
    Increase in receivables, prepaid
       expenses and other assets                    (18,427)   (3,994)   (2,783)
    Increase in customer deposits on sales contracts 16,700     9,311     7,193
    Increase in accounts payable and accrued expenses36,458    25,498    22,223
    Increase(decrease) in income taxes payable        5,912     5,722    (1,805)
   Net cash used in operating activities            (46,720)   (6,850)  (53,764)

Cash flows from investing activities:
  Purchase of property and equipment, net            (2,834)   (5,329)   (3,596)
  Principal repayments of mortgage
    notes receivable                                  1,204       244     1,107
  Net cash used in investing activities              (1,630)   (5,085)   (2,489)

Cash flows from financing activities:
  Proceeds from loans payable                        55,000   145,000   173,028
  Principal payments of loans payable               (74,416) (116,613) (111,738)
  Net proceeds from issuance of subordinated debt             195,700
  Repurchase of subordinated debt                             (90,434)  (13,096)
  Principal payments of collateralized mortgage
     obligations payable                             (1,193)     (239)   (1,096)
  Proceeds from stock-based benefit plans             4,874     3,205     4,274
  Purchase of treasury stock                         (3,347)
  Net cash (used in) provided by financing          (19,082)  136,619    51,372
     activities
Net (decrease) increase in cash and cash equivalents(67,432)  124,684    (4,881)
Cash and cash equivalents, beginning of year        147,575    22,891    27,772
Cash and cash equivalents, end of year             $ 80,143  $147,575  $ 22,891

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

Cash and cash equivalents
Liquid investments or investments with original maturities of three months or less are classified as cash equivalents. The carrying value of these investments approximates their fair value.

Property, construction and office equipment
Property, construction and office equipment are recorded at cost and are stated net of accumulated depreciation of $21,938,000 and $18,985,000 at October 31, 1998 and 1997, respectively. Depreciation is recorded by using the straight-line method over the estimated useful lives of the assets.

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

Earnings per share

Statement of Financial Accounting Standards No. 128, "Earnings Per
Share" ("FAS 128"), replaced the previously reported primary and fully-diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully-diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the FAS 128 requirements.

Stock-based compensation

The Company accounts for stock options in accordance with the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), the Company provides pro forma net income and earnings per share information "as if"
FAS 123 had been adopted. Because the Company continues to account for its stock option plans under APB 25, there is no impact on the Company's consolidated financial statements resulting from implementation of FAS 123.

Treasury Stock

Treasury stock is recorded at cost. Re-issuances of treasury stock are accounted for on a first-in, first out basis. Differences between the cost of treasury shares and the re-issuance proceeds are charged to additional paid-in capital.

2.  Inventory

Inventory consisted of the following(amounts in thousands):
                                               October 31
                                                   1998         1997
         Land and land development costs      $  298,948     $234,855
          Construction in progress               693,971      590,295
          Sample homes                            47,520       47,920
          Land deposits and costs of
             future development                   50,174       28,314
          Deferred marketing and
             financing costs                      21,250       20,211
                                              $1,111,863     $921,595

Construction in progress includes the cost of homes under construction,land and land development costs and the carrying cost of lots that have been substantially improved.

For the years ended October 31, 1998, 1997, and 1996, the Company provided for inventory writedowns and the expensing of costs which it believed not to be recoverable of $2,010,000, $2,048,000, and $4,611,000, respectively.

Interest capitalized in inventories is charged to interest expense when the related inventories are closed.  Changes in capitalized interest for the three years ended October 31, 1998 were as follows(amounts in thousands):
                                               1998      1997       1996
  Interest capitalized,
     beginning of year                      $ 51,687  $ 46,191    $43,142
  Interest incurred                           38,331    35,242     27,695
  Interest expensed                         (35,941)   (29,390)   (24,189)
  Write-off to cost
     and expenses                              (111)      (356)      (457)
  Interest capitalized,
     end of year                            $ 53,966  $ 51,687   $ 46,191

3.  Loans Payable and Subordinated Notes

Loans payable consisted of the following(amounts in thousands):
                                          October 31
                                           1998       1997
Revolving credit facility               $ 50,000    $ 50,000
Term loan due July 2001                   56,000      68,000
Term loan due March 2002                  50,000      50,000
Other                                     26,292      21,579
                                        $182,292    $189,579

The Company has a $355,000,000 (increased to $415,000,000 in
December 1998) unsecured revolving credit facility with fourteen banks which extends through February 2003. Interest is payable on short-term borrowings at .575% above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. The Company fixed the interest rate on $20,000,000 of borrowing at 6.39% until March 2002 through an interest rate swap with a bank. Had the Company not entered into the interest rate swap, the interest rate on this borrowing would have been 5.95% at October 31, 1998. As of October 31, 1998, letters of credit and obligations under escrow agreements of $23,379,000 were outstanding. The agreement contains various covenants, including financial covenants related to consolidated stockholders' equity, indebtedness and inventory. The agreement requires that the Company maintain a minimum consolidated stockholders' equity which restricts the payment of cash dividends and the repurchase of Company stock to approximately $173,000,000 as of October 31, 1998.

The Company borrowed $56,000,000 from six banks at a fixed interest rate of 7.91% repayable in July 2001. The Company borrowed $50,000,000 from three banks at a fixed rate of 7.72% repayable in March 2002. Both loans are unsecured and the agreements contain substantially the same financial covenants as the Company's revolving credit facility.

The carrying value of the loans payable approximates their estimated fair value.


Subordinated notes consisted of the following(amounts in thousands):
                                                      October 31,
                                                       1998      1997
   9 1/2% Senior Subordinated Notes,
      due March 15,2003                             $ 69,960  $ 69,960
   8 3/4% Senior Subordinated Notes
      due November 15, 2006                          100,000   100,000
   7 3/4% Senior Subordinated Notes
      due September 15, 2007                         100,000   100,000
   4 3/4% Convertible Senior Subordinated Notes,
      due January 15, 2004                                      50,999
    Bond discount                                       (664)   (1,035)
                                                   $ 269,296 $ 319,924

All issues of senior subordinated notes are subordinated to all senior indebtedness of the Company. The indentures restrict certain payments by the Company including cash dividends and the repurchase of Company stock. The notes are redeemable in whole or in part at the option of the Company at various prices on or after March 15, 1998 with regard to the 9 1/2% notes, on or after November 15, 2001 with regard to the 8 3/4% notes and on or after September 15, 2002 with regard to the 7 3/4% notes.

In December 1997, the Company called for redemption on January 14,
1998 all of its outstanding 4 3/4% Convertible Senior Subordinated Notes due 2004 at 102.969% of principal amount plus accrued interest. Prior to the redemption date, $50.8 million of bonds were converted into common stock of the Company.

As of October 31, 1998, the aggregate fair value of all the outstanding subordinated notes, based upon their quoted market prices, was approximately $271,709,000.

The annual aggregate maturities of the Company's loans and notes during the next five fiscal years are: 1999 - $60,778,000; 2000 - 10,062,000; 2001 -
$59,452,000; and 2002 - $50,000,000; and 2003 - $71,960,000.

4.  Income taxes

The Company's estimated combined federal and state tax rate before providing for the effect of permanent book-tax differences ("Base Rate") was 37%, 37.5% and 37.5% in 1998, 1997 and 1996, respectively. The decrease in the Base Rate in 1998 was due to a decrease in the Company's estimated effective state tax rate. The effective tax rates in 1998, 1997, and 1996 were 36.1%, 37.0% and 37.4%, respectively. The primary difference between the Company's Base rate and effective tax rate was tax free income in 1998 and 1997 and in 1998, an adjustment due to the recomputation of the Company's deferred tax liability resulting from the change in the Company's estimated Base Rate and the deductibility of certain expenses at a higher basis for tax purposes than for book purposes.

The provisions for income taxes for each of the three years ended October 31, 1998 were as follows (amounts in thousands):

                                    1998     1997      1996
   Federal                        $44,865  $35,812   $29,013
   State                            3,609    3,987     3,036
                                  $48,474  $39,799   $32,049

  Current                         $48,150  $36,467   $31,172
  Deferred                            324    3,332       877
                                  $48,474  $39,799   $32,049

The components of income taxes payable consisted of the following
(amounts in thousands):
                                          October 31
                                        1998      1997
  Current                             $33,267   $27,538
  Deferred                             17,545    17,221
                                      $50,812   $44,759

The components of net deferred taxes payable consisted of the following
(amounts in thousands):
                                          October 31
                                        1998       1997
  Deferred tax liabilities:
    Capitalized interest             $18,915    $17,702
    Deferred expenses                  6,299      6,387
      Total                           25,214     24,089
  Deferred tax assets:
    Net realizable value reserves      2,292      2,871
   Inventory valuation differences     1,727      1,526
    Accrued expenses
      deductible when paid               342        231
    Other                              3,308      2,240
      Total                            7,669      6,868
  Net deferred tax liability         $17,545    $17,221

5.  Stockholders' Equity

The Company's authorized capital stock consists of 45,000,000 shares of Common Stock, $.01 par value per share, and 1,000,000 shares of Preferred Stock, $.01 par value per share. The Company's Certificate of Incorporation, as amended, authorizes the Board of Directors to increase the number of authorized shares of Common Stock to 100,000,000 shares and the number of shares of authorized Preferred Stock to 15,000,000 shares.

Changes in stockholders' equity for the three years ended October 31, 1998 were as follows (amounts in thousands):

                                           Additional
                             Common Stock    Paid-In  Retained Treasury
                            Shares   Amount  Capital  Earnings  Stock    Total
Balance, November 1, 1995  33,638   $  336   $38,747 $217,576 $  ---  $256,659
  Net income                                           53,744           53,744
  Exercise of stock options   276        3     4,196                     4,199
  Employee stock plan
   purchases                    5                 75                        75
Balance, October 31, 1996  33,919      339    43,018  271,320 $  ---   314,677

  Net Income                                           65,075           65,075
  Exercise of stock options   218        2     3,121                     3,123
  Executive bonus award       134        2     2,293                     2,295
  Employee stock plan
   purchases                    4                 82                        82
Balance, October 31, 1997  34,275      343    48,514  336,395 $  ---   385,252
  Net income                                           84,704           84,704
  Purchase of treasury stock (133)      (1)                    (3,346)  (3,347)
  Exercise of stock options   285        3     3,240            1,405    4,648
  Executive bonus awards      161        1     3,563                     3,564
  Employee stock plan
   purchases                   10                 93              130      223
Conversion of debt          2,337       23    50,689                    50,712
Balance, October 31, 1998  36,935  $   369  $106,099 $421,099 $(1,811)$525,756

Shareholder Rights Plan

The Company's shareholder rights plan, as amended, provided for a dividend of one right for each share of Common Stock of the Company to all shareholders of record at the close of business on July 11, 1997. The rights are not currently exercisable but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire beneficial ownership of 15% or more of the Common Stock of the Company subsequent to July 11, 1997. If any person acquires 15% or more of the Common Stock of the Company, each right, will entitle the holder to acquire, upon payment of the exercise price of the right (presently $100), Common
Stock of the Company having a market value equal to twice the rights exercise price. If, after a person or group, has acquired 15% or more of the outstanding Common Stock of the Company, the Company is acquired in a merger or other business combination, or 50% or more of its assets or earning power is sold or transferred in one transaction or a series of related transactions, each right becomes a right to acquire common shares of the other party to the transaction having a value equal to twice the exercise price of the right. Rights are redeemable at $.001 per right by action of the Board of Directors at any time prior to the tenth day following the public announcement that a person or group, has acquired beneficial ownership of 15% or more of the Common Stock of the Company. Unless earlier redeemed, the rights will expire on July 11, 2007.

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

In April 1997, the Company announced that its Board of Directors authorized the repurchase of up to 3,000,000 shares of its Common Stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. As of October 31, 1998, the Company had repurchased 133,000 shares of which 57,000 shares were re-issued to employees upon the exercise of stock options and purchases under the Company's Employee Stock Purchase Plan.

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

At October 31, 1998, the Company's stock-based compensation plans consisted of its four stock option plans. Net income and net income per share as reported in these consolidated financial statements and on a pro forma basis, as if the fair value based method described in FAS 123 had been adopted, were as follows (in thousands, except per share amounts):

                                                        Year Ended October 31,

                                                   1998      1997      1996
Net income                       As reported     $84,704   $65,075   $53,744
                                 Pro forma       $72,841   $60,068   $51,480

Basic net income per share       As reported     $  2.32   $  1.91   $  1.59
                                 Pro forma       $  2.00   $  1.76   $  1.52

Diluted net income per share     As reported     $  2.22   $  1.78   $  1.50
                                 Pro forma       $  1.91   $  1.65   $  1.44

Weighted-average grant date
fair value per share of options granted          $ 12.01   $  9.37   $  9.82

For the purposes of providing the pro forma disclosures, the fair value of options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in each of the three fiscal years ended October 31, 1998.

                                            1998         1997       1996
Risk-free interest rate                    4.68%         5.87%      6.27%
Expected life                              7.2 years   7 years    7 years
Volatility                                 35.1%         37.5%      39.9%
Dividends                                  none          none       none

The effects of applying FAS 123 for the purpose of providing pro forma disclosures may not be indicative of the effects on reported net income and net income per share for future years, as the pro forma disclosures include the effects of only those awards granted on or after November 1, 1995.

Stock Option Plans

The Company's four stock option plans for employees, officers and non-employee directors provide for the granting of incentive stock options and non-statutory options with a term of up to ten years at a price not less than the market price of the stock at the date of grant. The Company's Stock Option and Incentive Stock Plan (1995)provides for automatic increases each January 1 in the number of shares available for grant by 2% of the number of shares outstanding (including treasury shares). The Company's Stock Incentive Plan (1998) provides for automatic increases each November 1 in the number of shares available for grant by 2.5% of the number of shares outstanding (including treasury shares). The 1995 Plan and the 1998 Plan restrict the number of options that may be granted in a calendar year in each plan to the lesser of the number of shares available for grant or 2,500,000 shares. No compensation costs were recognized under the Company's stock option plans in 1998, 1997 and 1996. No additional options may be granted under the Company's Stock Option Plan (1986).

The following summarizes stock option activity for the four plans during the three years ended October 31, 1998:

                                 Number             Weighted Average
                               of Options            Exercise Price
          Outstanding,
            November 1, 1995   2,342,200               $ 12.37
          Granted                843,450                 19.76
          Exercised             (276,000)                12.10
          Cancelled              (37,825)                16.00
          Outstanding,
            October 31, 1996   2,871,825               $ 14.52
          Granted              1,090,400                 19.30
          Exercised             (218,601)                11.54
          Cancelled             ( 59,449)                19.64
          Outstanding,
            October 31, 1997   3,684,175               $ 16.03
          Granted              1,720,575                 26.41
          Exercised             (293,015)                14.04
          Cancelled             (169,217)                22.85
          Outstanding,
            October 31, 1998   4,942,518               $ 19.53

Options exercisable and their weighted average exercise price as of October 31, 1998, 1997 and 1996 were 3,286,706 shares and $17.90, 2,336,186 shares and $13.99, and 1,751,800 shares and $12.84, respectively.

Options available for grant at October 31, 1998, 1997 and 1996 under all the plans were 3,893,663, 2,412,372, and 2,899,000, respectively.

The following table summarizes information about stock options outstanding at October 31, 1998:
                         Options Outstanding           Options Exercisable

                              Weighted-
                              Average      Weighted-               Weighted-
 Range of                     Remaining    Average                 Average
 Exercise        Number       Contractual  Exercise   Number       Exercise
 Prices          Outstanding  Life         Price      Exercisable  Price
                              (in years)
$ 7.75 -$11.00      812,900         5.6     $10.32      812,900     $10.32
 12.19 - 15.88      689,700         2.5      14.48      689,700      14.48
 17.13 - 20.25    1,812,743         7.4      19.36    1,036,606      19.06
 23.06 - 25.56      929,675         9.1      25.29       50,000      23.06
 27.44 - 29.50      697,500         9.2      28.01      697,500      28.01
$ 7.75 -$29.50    4,942,518         7.0     $19.53    3,286,706     $17.90

Bonus Award Shares

Under the terms of the Company's Cash Bonus Plan covering Robert I. Toll and Bruce E. Toll (the "Executives"), each Executive was entitled to receive cash bonus awards based upon the pretax earnings and stockholders' equity of the Company. In May 1996, the Board of Directors and the Executives agreed, that any bonus payable under the plan for each of the three fiscal years ended October 31, 1998 shall be made (except for specified conditions) in shares of the Company's Common Stock using the value of the stock as of the date of the agreement ($17.125 per share). The shareholders approved the plan at the Company's 1997 Annual Meeting. The shares are issued from the Company's Stock Option and Incentive Stock Plan (1995). In March 1998, in connection with Bruce E. Toll's withdrawal from the day to day operations of the business, the Board of Directors and Bruce E. Toll agreed to modify his cash bonus award whereby his 1998 cash bonus award would be paid in cash and the amount would be calculated based upon 50% of the estimated bonus that would have been earned. Robert I. Toll will receive 106,186 shares for his 1998 bonus award. The Company recognized $3,944,000 as compensation expense in 1998, which represented the fair market value of the shares to be issued to Robert I. Toll and the cash bonus paid to Bruce E. Toll. The Executives received 80,547 shares each for their 1997 bonus award and 66,975 shares each for their 1996 bonus award. The Company recognized, as compensation expense, the fair market value of the shares issued under the plan ($3,564,000 in 1997 and $2,295,000 in 1996).

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan enables substantially all employees to purchase the Company's Common Stock for 95% of the market price of the stock on specified offering dates or at 85% of the market price of the stock on specified offering dates subject to restrictions. The plan, which terminates in December 2001, provides that 100,000 shares be reserved for purchase. As of October 31, 1998, a total of 51,733 shares were available for issuance.

The number of shares and the average prices per share issued under this plan during each of the three fiscal years ended October 31, 1998, 1997 and 1996 were 9,916 shares and $22.48, 4,131 shares and $19.98, and 4,580 shares and $16.29, respectively. No compensation expense was recognized by the Company under this plan.

7.  Earnings Per Share Information

Information pertaining to the calculation of earnings per share for each of the three years ended October 31, 1998 were as follows:(in thousands)

<OPTION>

                                            1998          1997          1996
Basic weighted average
   shares                                 36,483         34,127       33,865
Common stock equivalents                   1,437            791          624
Convertible subordinated notes               440          2,345        2,390
Diluted weighted average shares           38,360         37,263       36,879

Earnings addback related
   to interest on convertible
   subordinated notes,
   net of income tax benefits             $  315         $1,512       $1,543

8.  Employee Retirement Plan

The Company maintains a salary deferral savings plan covering substantially all employees. The plan provides for Company contributions totaling 2% of all eligible compensation, plus 2% of eligible compensation above the social security wage base, plus matching contributions of up to 2% of eligible compensation of employees electing to contribute via salary deferrals. Company contributions with respect to the plan totaled $1,591,000, $1,399,000 and $1,061,000, for the years ended October 31, 1998, 1997 and 1996, respectively.

9.  Extraordinary Loss from Extinquishment of Debt

In February 1998, the Company entered into a new five-year, $355 million bank credit facility. In connection therewith, the Company repaid $62 million of fixed rate long-term bank loans. The Company recognized an extraordinary charge in the second quarter of fiscal 1998 of $1,115,000, net of $655,000 of income tax benefit, related to the retirement of its previous revolving credit agreement and prepayment of the term loans.

In January 1997, the Company called for redemption on March 15, 1997 all of its outstanding 10 1/2% Senior Subordinated Notes due 2002 at 103% of principal amount plus accrued interest. The redemption resulted in an extraordinary loss in the first quarter of fiscal 1997 of $2,772,000, net of $1,659,000 of income tax benefit. The loss represents the redemption premium and the write-off of unamortized deferred issuance costs.


10.  Commitments and Contingencies

As of October 31, 1998, the Company had agreements to purchase land and improved home sites for future development with purchase prices aggregating approximately $435,966,000 of which $28,921,000 had been paid or deposited. Purchase of the properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

As of October 31, 1998, the Company had agreements of sale outstanding to deliver 1,892 homes with an aggregate sales value of approximately $814,714,000. As of that date, the Company had arranged through a number of outside mortgage lenders to provide approximately $283,354,000 of mortgages related to those sales agreements.

The Company is involved in various claims and litigation arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material effect on the business or on the financial condition of the Company.

11.  Related Party Transaction

In 1998, the Company formed a group of entities (collectively, the "Real
Estate Group")to take advantage of commercial real estate opportunities which may present themselves from time to time. These opportunities may be the result of commercial parcels, attached to larger properties that the Company has acquired or may acquire for its homebuilding operations, or from the direct acquisition of unrelated land or operating properties. At October 31, 1998 the primary assets of the Real Estate Group consisted of $6,000,000 in cash contributed by the Company.

In November 1998, Robert I. Toll, Bruce E. Toll, Zvi Barzilay, Joel
Rassman, all of whom are officers and directors of the Company, and other Company officers (the "Partners") contributed their partnership interests in an apartment complex under construction in exchange for a fifty percent ownership interest in the Real Estate Group. Based upon independent valuations obtained by the Company and reviewed by the Board of Directors, the Board of Directors believes that the value of the assets received, net of liabilities assumed, were at least equal to the consideration given to the Partners. The Company intends to seek outside investors for the Real Estate Group. The Company initially expects to realize development, finance and management fees from these activities and, on an ongoing basis, a return on its investment in the Real Estate Group.


12. Supplemental Disclosures to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for each of the three years ended October 31, 1998 (amounts in thousands):

                                                        1998     1997     1996
Supplemental disclosures of cash flow information:
   Interest paid, net of amount capitalized           $13,340  $ 9,385  $ 8,612
   Income taxes paid                                  $40,835  $28,485  $32,116

Supplemental disclosures of noncash activities:
   Cost of residential inventories acquired
     through seller financing                         $13,500  $28,844  $11,582
   Income tax benefit relating to exercise
     of employee stock options                        $   748  $   601  $   861
   Stock bonus award                                  $ 3,564  $ 2,295
   Conversion of subordinated debt                    $50,712

Summary Consolidated Quarterly Financial Data (Unaudited)
(Amounts in thousands, except per share data)

                                                    Three Months Ended
                                      Oct. 31     July 31     April 30   Jan. 31
Fiscal 1998:
Revenues                             $374,345    $342,133     $249,623  $244,715
Income before income taxes
  and extraordinary loss             $ 43,525    $ 40,728     $ 24,724  $ 25,316
Income before extraordinary loss     $ 27,855    $ 25,722     $ 15,687  $ 16,555
Net Income                           $ 27,855    $ 25,722     $ 14,572  $ 16,555
Earning per share
 Basic:
   Income before extraordinary loss* $    .75    $    .70     $    .42  $    .47
   Net income*                       $    .75    $    .70     $    .39  $    .47
 Diluted:
   Income before extraordinary loss  $    .73    $    .67     $    .41  $    .44
   Net income                        $    .73    $    .67     $    .38  $    .44
Weighted average number of
   shares:
   Basic                               36,965      37,005       36,976    34,983
   Diluted                             38,145      38,495       38,673    38,127

Fiscal 1997:
Revenues                             $318,108    $241,826     $209,206  $202,520
Income before income taxes
  and extraordinary loss             $ 39,111    $ 26,424     $ 19,929  $ 22,182
Income before extraordinary loss     $ 24,597    $ 16,550     $ 12,603  $ 14,097
Net Income                           $ 24,597    $ 16,550     $ 12,603  $ 11,325
Earning per share
 Basic:
   Income before extraordinary loss  $    .72    $    .48     $    .37  $    .42
   Net income*                       $    .72    $    .48     $    .37  $    .33
 Diluted:
   Income before extraordinary loss  $    .66    $    .46     $    .35  $    .39
   Net income*                       $    .66    $    .46     $    .35  $    .32
Weighted average number of
   shares:
   Basic                               34,238      34,200       34,124    33,945
   Diluted                             37,685      37,201       37,138    37,027

* Due to rounding, the sum of the quarterly earnings per share does not equal the year's total.
PAGE

           TOLL BROTHERS, INC. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  (Amounts in thousands)


                        Balance at   Charged to  Charged to            Balance
                        Beginning    Costs and   Other                 at End
    Description         of Period    Expenses    Accounts   Deductions of Period
                                                  (B)        (A)
    Net realizable value
    reserves for
    inventory of land
    and land
    development costs:


Year ended
   October 31, 1996:
     Delaware          $   680                               $  183     $   497
     Massachusetts       2,396                                1,698         698
     New Jersey          7,358       $1,000                     150       8,208
     Total             $10,434       $1,000                  $2,031     $ 9,403

Year ended
  October 31, 1997:
    Delaware           $   497                   $  142      $  355
    Massachusetts          698                       70         628
    New Jersey           8,208                    3,835         665     $ 3,708
    Total              $ 9,403                   $4,047      $1,648     $ 3,708

Year ended
 October 31, 1998
    New Jersey         $ 3,708                                          $ 3,708

    (A) Represents amount of reserves utilized, which is recorded at the time that affected homes are closed.

    (B)  Applied to asset carrying value