Form 10-Q
period 1999-01-31
TOLL BROTHERS INC
filed 1999-03-12
CIK 794170

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE
SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
ENDED
January 31,
1999
                                  OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
SECURITIES
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

    Common Stock, $.01 par value: 36,879,162 shares as of February 22,
1999

                 TOLL BROTHERS, INC. AND SUBSIDIARIES

                                 INDEX


                                                        Page No.

PART I.  Financial Information

ITEM 1.  Financial Statements

    Condensed Consolidated Balance Sheets                       1
      January 31, 1999 (Unaudited) and October 31, 1998

    Condensed Consolidated Statements of Income (Unaudited)          2
      Three Months Ended January 31, 1999 and 1998

    Condensed Consolidated Statements of Cash Flows                  3
      (Unaudited)
      Three Months Ended January 31, 1999 and 1998

    Notes to Condensed Consolidated Financial Statements             4
      (Unaudited)

ITEM 2.  Management's Discussion and Analysis of                8
          Financial Condition and Results of Operations


PART II. Other Information                                 11


SIGNATURES                                                 12

STATEMENT OF FORWARD-LOOKING INFORMATION

Certain information included herein and in other Company statements, reports and
S.E.C.
filings is forward-looking within the meaning of the Private Securities
Litigation
Reform Act
of 1995, including, but not limited to, statements concerning anticipated operating results, financial resources, increases in revenues, increased profitability, interest expense, growth and expansion ability to acquire land, Year 2000 readiness, and the effect on the
Company if
the Company or significant third parties are not compliant. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in other
Company
statements, reports and S.E.C. filings. These risks and uncertainties include local, regional and national economic conditions, the effects of governmental regulation, the competitive environment in which the Company operates, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, the availability of capital, the availability and cost of labor and materials, and weather conditions.

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Amounts in thousands)


                                         January 31,         October 31,
                                            1999                1998
                                         (Unaudited)
ASSETS
  Cash and cash equivalents         $  196,932     $   80,143
  Residential inventories                 1,208,207      1,111,863
  Property, construction and office
    equipment                                 14,215              14,425
  Receivables, prepaid expenses and
    other assets                       54,754         46,652
  Mortgage notes receivable              1,379                1,385
                                    $1,475,487     $1,254,468

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Loans payable                     $  240,871     $  182,292
  Subordinated notes                   439,316        269,296
  Customer deposits on sales
    contracts                          69,115                69,398
  Accounts payable                     43,853         58,081
  Accrued expenses                            94,505              97,449
  Collateralized mortgage
    obligations payable                        1,377               1,384
  Income taxes payable                  42,543         50,812
    Total liabilities                       931,580        728,712

Stockholders' equity:
  Common stock                                   370                 369
  Additional paid-in capital           106,751        106,099
  Retained earnings                         437,076        421,099
  Treasury stock                          (290)           (1,811)
  Total stockholders' equity           543,907        525,756
                                    $1,475,487     $1,254,468


                        See accompanying notes
PAGE

               CONDENSED CONSOLIDATED STATEMENTS OF
INCOME
              (Amounts in thousands, except per share data)
                               (Unaudited)
                                                    Three months
                                                  ended January 31
                                                  1999         1998
Revenues:
  Housing sales                                      $270,682   $243,234
  Interest and other                                    2,184      1,481
                                                      272,866    244,715
Costs and expenses:
  Land and housing construction                       210,961    188,850
  Selling, general and
    administrative                                     26,589     23,518
  Interest                                              7,747      7,031
                                                      245,297    219,399
Income before income taxes and
  extraordinary loss                                   27,569     25,316
Income taxes                                           10,131      8,761
Income before extraordinary loss                       17,438     16,555
Extraordinary loss from extinguishment
  of debt, net of income taxes of $857                    (1,461)

Net income                                           $ 15,977        $ 16,555
Earnings per share
Basic:
  Income before extraordinary loss                   $    .47   $    .47
  Extraordinary loss from extinguishment
   of debt                                                  (.04)
  Net income                                         $    .43   $    .47
Diluted:
  Income before extraordinary loss                   $    .46   $    .44
  Extraordinary loss from extinguishment of debt            (.04)
  Net income                                         $    .42   $    .44

Weighted average number of shares
  Basic                                                           36,963      34,983
  Diluted                                              38,033     38,127

                         See accompanying notes

      CONDENSED CONSOLIDATED STATEMENTS OF CASH
FLOWS
(Unaudited)
                       (Amounts in thousands)
                                                              Three months
                                                             ended January 31
                                                            1999         1998
Cash flows from operating activities:
   Net income                                                    $15,977             $16,555
   Adjustments to reconcile net income to net cash
       used in operating activities:
     Depreciation and amortization                           991                       1,051
     Amortization of loan discount                           265                         585
     Deferred tax provision                                  758                       3,066
     Extraordinary loss from extinguishment of debt     2,318
     Changes in operating assets and liabilities
        Increase in inventory                         (95,514)   (61,032)
        Increase in receivables, prepaid
         expenses and other assets                                (1,070)             (3,772)
        (Decrease) increase in customer deposits on
         sales contracts                                            (283)              3,768
        Decrease in accounts payable,
         accrued expenses and other liabilities                  (16,110)
(2,648)
        Decrease in current income taxes payable          (8,484)
(9,303)
   Net cash used in operating activities                        (101,152)
(51,730)

Cash flows from investing activities:
   Purchase of property, construction and office
     equipment, net                                                 (630)               (682)
   Principal repayments of mortgage notes receivable           6
 137
   Investment in unconsolidated affiliate              (6,700)
   Net cash used in investing activities               (7,324)      (545)

Cash flows from financing activities:
   Proceeds from loans payable                          90,000
   Principal payments of loans payable                (32,512)    (3,034)
   Net proceeds from issuance of
     senior subordinated notes                        168,569
   Principal payments of collateralized mortgage
     obligations                                              (7)                       (120)
   Proceeds from stock-based benefit plans                   317
2,166
   Purchase of treasury stock                             (1,102)
   Net cash provided by (used in) financing activities   225,265

(988)

 Increase (decrease) in cash and cash equivalents        116,789
(53,263)
Cash and cash equivalents, beginning of period            80,143
147,575
Cash and cash equivalents, end of period                $196,932                    $
94,312

                       See accompanying notes
                 TOLL BROTHERS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
                             (Unaudited)
1.    Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and
  Exchange Commission for interim financial information. The October
31, 1998
  balance sheet amounts and disclosures included herein have been derived from the
  October 31, 1998 audited financial statements of the Registrant. Since the accompanying condensed consolidated financial statements do not include all the
  information and footnotes required by generally accepted accounting principles for complete financial statements, it is suggested that they be read in conjunction with the financial statements and notes thereto included in the Registrant's
  October 31, 1998 Annual Report to Shareholders. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of January 31, 1999 and 1998, and the results of its operations and cash flows for each of the three months then ended.
The
  results of operations for such interim period are not necessarily indicative of the results to be expected for the full year.

2.    Residential Inventories

  Residential inventories consisted of the following (amounts in thousands):

                                                January 31, October 31,
                                                   1999        1998
      Land and land development costs                  $  408,122   $  298,948
      Construction in progress                            680,472      693,971
      Sample homes                                         46,650       47,520
      Land deposits and costs of future development        50,520       50,174
      Deferred marketing and financing costs               22,443       21,250
                                                       $1,208,207   $1,111,863

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

   The Company capitalizes certain interest costs to inventories during the development and construction period. Capitalized interest is charged to interest
   expense when the related inventories are closed. Interest incurred, capitalized and expensed is summarized as follows (amounts in thousands):

                                                              Three months
                                                            ended January 31
                                                            1999       1998
      Interest capitalized, beginning of period            $53,966    $51,687
      Interest incurred                                     10,126     10,353
      Interest expensed                                     (7,747)    (7,031)
      Write-off to cost of sales and other                      (7)       (18)
      Interest capitalized, end of period                  $56,338    $54,991

3. Extinguishment of Debt

   In January 1999, the Company called for redemption on March 15, 1999 of all of its outstanding 9 1/2% Senior Subordinated Notes due 2003 at 102% of principal amount plus accrued interest. The principal amount outstanding at January 31, 1999 was
   $69,960,000. The redemption resulted in an extraordinary loss of $1,461,000, net
   of $857,000 of income taxes. The loss represents the redemption premium and a write-off of unamortized deferred issuance costs.

   In December 1997, the Company called for redemption on January 14,
1998 of
all of
   its outstanding 4 3/4% Convertible Senior Subordinated Notes due 2004
at
102.969%
   of principal amount plus accrued interest. Prior to the redemption date,
$50.8
million of
bonds were converted into common stock of the Company. The Company redeemed $165,000 of bonds.

4. Subordinated Notes

   In January 1999, the Company issued $170,000,000 of 8 1/8% Senior
Subordinated
   Notes due 2009. The Company intends to use the proceeds to redeem all of the
   Company's 9 1/2% Senior Subordinated Notes due 2003, to repay bank indebtedness and for general corporate purposes.

5. Earnings Per Share

   Information pertaining to the calculation of earnings per share for the three months ended January 31, 1999 and 1998 is as follows:

                                                             1999        1998
      Basic weighted average shares                         36,963      34,983
      Common stock equivalents                               1,070       1,381
      Convertible subordinated notes                                     1,763
                                                   38,033      38,127
      Earnings addback related to
        interest on convertible
        subordinated notes,
        net of income taxes                                   --       $   315

6. Stock Repurchase Program

   In April 1997, the Company's Board of Directors authorized the repurchase of up to 3,000,000 shares of its Common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. As of January 31, 1999, the Company had repurchased approximately 180,000 shares under the program, and had reissued approximately 167,600 shares to employees upon exercise of stock options and for payments due under the Company's Cash Bonus Plan.

7. Acquisition

   In January 1999, the Company entered into an agreement to acquire the Silverman
   Companies, a Detroit, Michigan homebuilder and developer of luxury apartments for cash and the assumption of debt. The Silverman Companies own or control approximately 1,800 home sites and interests in over 1,000 existing and prospective apartments. The acquisition is expected to be completed during the
   Company's second fiscal quarter ended April 30, 1999 and is expected to be accretive to earnings in fiscal 1999. The acquisition price is not material to the financial position of the Company.


8. Supplemental Disclosure to Statement of Cash Flows

   The following are supplemental disclosures to the statements of cash flow for three months ended January 31, 1999 and 1998:

                                                      1999      1998
      Supplemental disclosures of cash flow information:
         Interest paid, net of capitalized amount              $  1,119            $
805
         Income taxes paid                                                         $ 17,000
$
14,998

      Supplemental disclosures of non-cash activities:
         Cost of residential inventories acquired
           through seller financing                                                $    898
   ---
         Income tax benefit relating to exercise of
           employee stock options                              $    497            $    476
         Stock bonus awards                                $  2,461
$
3,564
         Conversion of subordinated debt                      ---    $ 50,712

PART I.  ITEM 2.    MANAGEMENT'S DISCUSSION AND
ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended January 31,
1999 and
1998,
certain income statement items related to the Company's operations as percentages of
total revenues:
                                                  1999        1998
   Revenues                              100.0%   100.0%
   Costs and expenses:
     Land and housing construction        77.3     77.2
     Selling, general and administrative              9.8        9.6
     Interest                              2.8      2.9
     Total costs and expenses             89.9     89.7
   Income before taxes and extraordinary loss        10.1%      10.3%

Revenues for the three months ended January 31, 1999 amounted to
$272.9
million
compared to $244.7 million reported in the first quarter of fiscal 1998. This increase was due primarily to an increase in the number of homes delivered in the first quarter of 1999 over the first quarter of 1998 and an increase in the average delivered price per home. The higher unit deliveries in the 1998 first quarter were due primarily to the higher backlog of homes at October 31, 1998 as compared to October
31,
1997, which
was the result of the greater number of contracts of sale signed in fiscal 1998 over fiscal 1997. The increase in the average selling price per home delivered in the first quarter of 1999 was the result of the shift in the location of homes delivered to more expensive areas, changes in product mix to larger homes and increases in selling prices.

As of January 31, 1999, the backlog of homes under contract amounted to
$853.3
million
(1,974 homes), approximately 28% higher than the $665.1 million (1,634 homes) backlog as of January 31, 1998. The aggregate sales value of new contracts signed in the first quarter of fiscal 1999 amounted to $309.3 million (756 homes), an increase of approximately 14% over the $270.4 million (675 homes) signed in the first quarter of
1998.

Land and housing construction costs as a percentage of revenues increased slightly in the first quarter of 1999 as compared to 1998. This increase was the net result of higher inventory write-offs in the first quarter of 1999 ($914,000) as compared to
1998 ($75,000) and the higher number of closing from the Company's newer markets
(Arizona, Florida, Nevada, North Carolina and Texas) in 1999 as compared to
1998 which
had a higher cost as a percentage of revenues as compared to our more established markets, offset by lower costs as a percentage of revenues in the Company's more established markets resulting from increased selling prices and lower overhead costs.

Selling, general and administrative expenses ("SG&A") in the first quarter of
1999
increased slightly as a percentage of revenues as compared to the first quarter of
1998. This increase was primarily attributable to the additional SG&A spending incurred by the Company in connection with its expansion into its new markets.

Interest expense is determined on a specific house-by-house basis and will vary depending on many factors including the period of time that the land under the home was owned, the length of time that the house was under construction and the interest rates and the amount of debt carried by the Company in proportion to the amount of its inventory during those periods.

Income Taxes

The Company's estimated combined state and federal tax rate before providing for the effect of permanent book-tax differences ("Base Rate") was 37% in 1999 and
1998. The
primary differences between the Company's Base Rate and effective tax rate were tax free income in the first quarter of both periods of 1999 and 1998 and, in the first quarter of 1998, an adjustment due to the recomputation of the Company's deferred tax liability resulting from the change in the Company's effective tax rate.

Extraordinary loss from extinguishment of debt

In January 1999, the Company called for redemption on March 15, 1999 of all of its outstanding 9 1/2% Senior Subordinated Notes due 2003 at 102% of principal amount plus accrued interest. The redemption resulted in an extraordinary loss of $1,461,000, net
of $857,000 of income taxes. The loss represents the redemption premium and a write-off of unamortized deferred issuance costs.

CAPITAL RESOURCES AND LIQUIDITY

Funding for the Company's residential development activities has been principally provided by cash flows from homebuilding operations, unsecured bank borrowings, and from the public debt and equity markets.

The Company has a $415 million unsecured revolving credit facility with fourteen
banks
which extends through February 2003. As of January 31, 1999, the
Company had
$110
million of loans and approximately $27.3 million of letters of credit outstanding under the facility.

In January 1999, the Company issued $170,000,000 of 8 1/8% Senior
Subordinated Notes
due 2009. The Company intends to use the proceeds to redeem all of its 9
1/2%
Senior
Subordinated Notes due 2003, repay bank indebtedness and for general corporate purposes.

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

The Company believes that its core business of homebuilding is not heavily dependent on the Year 2000 compliance of its Programs and that, should a reasonably likely worst case Year 2000 situation occur, the Company, because of the basic nature of its systems, would not likely suffer material loss or disruption in remedying the situation.

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

                               HOUSING DATA
                          (Dollars in thousands)

                    New Contracts                                      Closings
                 Three Months Ended       Contract Backlog      Three Months
Ended
                     January 31              January 31              January 31
                   1999      1998           1999     1998          1999      1998
    Sales value  $309,280  $270,420      $853,312 $665,097      $270,682
$243,234
    Homes             756       675         1,974    1,634           674       645



PART II.  Other Information

   ITEM 1. Legal Proceedings - None.

   ITEM 2. Changes in Securities  - None.

   ITEM 3. Defaults upon Senior Securities - None.

   ITEM 4. Submission of Matters to a Vote of Security Holders  - None.

   ITEM 5. Other Information - None.

   ITEM 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits:
               Exhibit 27 - Financial Data Schedule

      (b)  Reports on Form 8-K

          Report on Form 8-K dated as of January 22, 1999 pertaining to
Terms
    Agreement
and Authorizing Resolutions relating to the issuance of the
Company's
$170,000,000
Senior Subordinated Notes due 2009.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TOLL BROTHERS, INC.
                               (Registrant)



Date:  March 05, 1999               By: /s/ Joel H. Rassman
                                    Joel H. Rassman
                                    Senior Vice President,
                                    Treasurer and Chief
                                    Financial Officer




Date:  March 05, 1999               By: /s/ Joseph R. Sicree
                                    Joseph R. Sicree
                                    Vice President -
                                    Chief Accounting Officer
                                    (Principal Accounting Officer)