Form 10-Q
period 1999-04-30
TOLL BROTHERS INC
filed 1999-06-14
CIK 794170

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                           FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   April 30, 1999
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


    Common Stock, $.01 par value: 36,614,529 shares as of June 1, 1999

             TOLL BROTHERS, INC. AND SUBSIDIARIES

                             INDEX


                                                                     Page
                                                                      No.
PART I.  Financial Information
        ITEM 1.  Financial Statements

               Condensed Consolidated Balance Sheets (Unaudited)        1
                 as of April 30, 1999 and October 31, 1998

               Condensed Consolidated Statements of Income (Unaudited)  2
                 For the Six Months and Three Months Ended
                 April 30, 1999 and 1998

               Condensed Consolidated Statements of Cash Flows          3
                 (Unaudited)For the Six Months Ended
                 April 30, 1999 and 1998

               Notes to Condensed Consolidated Financial Statements     4
                 (Unaudited)

        ITEM 2.     Management's Discussion and Analysis of             8
                Financial Condition and Results of Operations


PART II. Other Information                                             12


SIGNATURES                                                             13

STATEMENT OF FORWARD-LOOKING INFORMATION

Certain information included herein and in other Company statements, reports and S.E.C. filings is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning anticipated operating results, financial resources, increases in revenues, increased profitability, interest expense, growth and expansion, ability to acquire land, Year 2000 readiness, and the effect on the Company if the Company or significant third parties are not Year 2000 compliant. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in other Company statements, reports and S.E.C. filings. These risks and uncertainties include local, regional and national economic conditions, the effects of governmental regulation, the competitive environment in which the Company operates, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, the availability of capital, the availability and cost of labor and materials, and weather conditions.

             TOLL BROTHERS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands)
                          (Unaudited)


                                               April 30,   October 31,
                                                1999          1998
                                             (Unaudited)
ASSETS
  Cash and cash equivalents                  $  101,936    $   80,143
  Residential inventories                     1,368,074     1,111,223
  Property, construction and office
    equipment                                    16,466        14,425
  Receivables, prepaid expenses and
    other assets                                 71,399        41,291
  Investments in unconsolidated entities         18,636         6,001
  Mortgage notes receivable                       1,228         1,385
                                             $1,577,739    $1,254,468

LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities:
    Loans payable                            $  241,251    $  182,292
    Subordinated notes                          469,377       269,296
    Customer deposits on sales
      contracts                                  84,364        69,398
    Accounts payable                             64,623        58,081
    Accrued expenses                            108,392        97,449
    Collateralized mortgage
      obligations payable                         1,236         1,384
    Income taxes payable                         52,380        50,812
   Total liabilities                          1,021,623       728,712

  Shareholders' equity:
    Preferred stock
    Common stock                                    366           369
    Additional paid-in capital                  105,242       106,099
    Retained earnings                           459,156       421,099
    Treasury stock                               (8,648)       (1,811)
    Total shareholders' equity                  556,116       525,756
                                             $1,577,739    $1,254,468

                   See accompanying notes


             TOLL BROTHERS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         (Amounts in thousands, except per share data)
                          (Unaudited)

                                         Six months           Three months
                                        ended April 30       ended April 30
                                      1999          1998     1999      1998
Revenues:
  Housing sales                     $610,677     $491,447  $339,995  $248,213
  Interest and other                   4,860        2,891     2,676     1,410
                                     615,537      494,338   342,671   249,623
Costs and expenses:
  Land and housing construction      477,225      381,156   266,264   192,306
  Selling, general & administrative   58,764       48,517    32,175    24,999
  Interest                            17,258       14,625     9,511     7,594
                                     553,247      444,298   307,950   224,899
Income before income taxes
  and extraordinary loss              62,290       50,040    34,721    24,724

Income taxes                          22,772       17,798    12,641     9,037

Income before extraordinary loss      39,518       32,242    22,080    15,687

Extraordinary loss from
  extinguishment of debt,
  net of income taxes of $857
  in 1999 and $655 in 1998             1,461        1,115               1,115
Net income                          $ 38,057     $ 31,127   $22,080  $ 14,572

Earnings per share:
Basic
  Income before extraordinary loss  $   1.07     $    .90   $   .60  $    .42
  Extraordinary loss from
   extinguishment of debt                .04          .03                 .03
 Net Income                         $   1.03     $    .87   $   .60  $    .39

Diluted
  Income before extraordinary loss  $   1.05     $    .85   $   .59  $    .41
  Extraordinary loss from
   extinguishment of debt                .04          .03                 .03
  Net Income                        $   1.01     $    .82   $   .59  $    .38

Weighted average number
   of shares
   Basic                              36,840       35,980    36,717    36,976
   Diluted                            37,686       38,400    37,339    38,673


                    See accompanying notes

            TOLL BROTHERS, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Amounts in thousands)
                          (Unaudited)
                                                                Six months
                                                              ended April 30
                                                              1999      1998
Cash flows from operating activities:
  Net income                                                 $38,057  $31,127
  Adjustments to reconcile net income to net cash
   used in operating activities:

     Depreciation and amortization                             2,385    2,072
     Amortization of discount on loans                           557      916
     Extraordinary loss from extinguishment of debt            2,318    1,770
     Deferred tax provision                                    2,838    3,869
     Changes in operating assets and liabilities
       net of assets and liabilities acquired:
       Increase in residential inventories                  (207,556)(118,724)
       Increase in receivables, prepaid
         expenses and other assets                           (16,553) (13,381)
       Increase in customer deposits on sales contracts       13,426   18,770
       Increase in accounts payable, accrued
         expenses and other liabilities                       10,460    7,753
       Decrease in current income taxes payable                 (674)  (8,454)
       Net cash used in operating activities                (154,742) (74,282)
Cash flows from investing activities:
   Purchase of property, construction and office
      equipment, net                                          (3,385)  (1,350)
   Acquisition of company, net of cash acquired              (11,092)
   Investments in unconsolidated entities                    (12,635)  (2,500)
   Principal repayments of mortgage notes receivable             157      538
   Net cash used in investing activities                     (26,955)  (3,312)
Cash flows from financing activities:
   Proceeds from loans payable                               167,500   50,000
   Principal payments of loans payable                      (149,063) (67,638)
   Net proceeds from the issuance of senior
      subordinated notes                                     267,716
   Redemption of subordinated notes                          (71,359)
   Principal payments of collateralized mortgage
      obligations                                               (148)    (292)
   Proceeds from stock options exercised and employee
      stock plan purchases                                     2,064    3,348
   Purchase of treasury stock                                (13,220)    (277)
      Net cash provided by (used in) by financing activities 203,490  (14,859)
Net increase (decrease) in cash and cash equivalents          21,793  (92,453)
Cash and cash equivalents, beginning of period                80,143  147,575
Cash and cash equivalents, end of period                    $101,936 $ 55,122

                    See accompanying notes

             TOLL BROTHERS, INC. AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands)
                          (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The October 31, 1998 balance sheet amounts and disclosures included herein have been derived from the October 31, 1998 audited financial statements of the Registrant. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, it is suggested that they be read in conjunction with the financial statements and notes thereto included in the Registrant's October 31, 1998 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of April 30, 1999 and April 30, 1998, the results of its operations for the six months and three months then ended and its cash flows for the six months then ended. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

2.  Residential Inventories

    Residential inventories consisted of the following:

                                         April 30,    October 31,
                                            1999         1998
    Land and land development costs       $431,576     $298,948
    Construction in progress               810,596      693,971
    Sample homes                            51,349       47,520
    Land deposits and costs of future
      development                           51,521       50,174
    Deferred marketing                      23,032       20,610
                                        $1,368,074   $1,111,223

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

    The Company capitalizes certain interest costs to inventories during the development and construction period. Capitalized interest is charged to interest expense when the related inventories are closed.
    Interest incurred, capitalized and expensed is summarized as follows:

                                        Six months           Three months
                                       ended April 30       ended April 30
                                      1999        1998      1999      1998
    Interest capitalized,
      beginning of period          $53,966     $51,687     $56,338  $54,991
    Interest incurred               23,468      19,705      13,342    9,352
    Interest expensed              (17,258)    (14,625)     (9,511)  (7,594)
    Write off to cost of sales         (31)        (18)        (24)
    Interest capitalized,
      end of period                $60,145     $56,749     $60,145  $56,749

3.  Extinguishment of Debt

    In January 1999, the Company called for redemption on March 15, 1999 of all of its outstanding 9 1/2% Senior Subordinated Notes due 2003 at 102% of principal amount plus accrued interest. The principal amount outstanding at January 31, 1999 was $69,960,000. The redemption resulted in an extraordinary loss in the first quarter of fiscal 1999 of $1,461,000, net of $857,000 of income taxes. The loss represents the redemption premium and a write-off of unamortized deferred issuance costs.

    In December 1997, the Company called for redemption on January 14, 1998 of all of its outstanding 4 3/4% Convertible Senior Subordinated Notes due 2004 at 102.969% of principal amount plus accrued interest. Prior to the redemption date, $50.8 million of bonds were converted into common stock of the Company. The Company redeemed $165,000 of bonds.

4.  Subordinated Notes

    In April 1999 and January 1999, the Company issued $100,000,000 of 8% Senior Subordinated Notes due 2009 and $170,000,000 of 8 1/8% Senior Subordinated Notes due 2009, respectively. The Company used a portion of the proceeds from the offerings to redeem all of the Company's 9 1/2% Senior Subordinated Notes due 2003 and to repay bank indebtedness. The remaining proceeds have or will be used for general corporate purposes including the acquisition of residential inventory.

5.  Earnings per share information: (in thousands)

    Information pertaining to the calculation of earnings per share for the six months and three months ended April 30, 1999 and 1998 is as follows:

                                       Six months           Three months
                                      ended April 30       ended April 30
                                     1999       1998       1999       1998
    Basic Weighted average
      shares outstanding (Basic)   36,840     35,980      36,717    36,976
    Stock options                     846      1,539         622     1,697
    Convertible subordinated
      notes                          ---         881        ---       ---
    Diluted weighted average
      shares                       37,686     38,400      37,339    38,673
    Earnings addback related
      to interest on convertible
      subordinated notes             ---     $   315        ---       ---


6.  Stock Repurchase Program

    In April 1997, the Company's Board of Directors authorized the repurchase of up to 3,000,000 shares of its Common Stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. As of April 30, 1999, the Company had repurchased 765,000 shares under the program, and has reissued approximately 344,000 shares to employees upon exercise of stock options, under the Company's 401(k) and Employee Stock Purchase Plans, and for payments in the form of Common Stock due under the Company's Cash Bonus Plan.

7.  Acquisition

    In March 1999, the Company acquired the homebuilding operations of the Silverman Companies, a Detroit, Michigan homebuilder and developer of luxury apartments for cash and the assumption of debt. The Silverman Companies own or control approximately 1,800 home sites and interests in over 1,000 existing and prospective apartments. The acquisition of the Silverman apartment assets is expected to be completed during the second half of fiscal 1999. The acquisition is expected to be accretive to earnings in fiscal 1999. The acquisition price is not material to the financial position of the Company.


8.  Supplemental Disclosure to Statement of Cash Flows

    The following are supplemental disclosures to the statements of cash flow for six months ended April 30, 1999 and 1998:


                                                         1999          1998
    Supplemental disclosures of cash flow information:
      Interest paid, net of capitalized amount       $  3,667      $  3,946
      Income taxes paid                              $ 19,750      $ 21,731

    Supplemental disclosures of non-cash activities:
      Cost of residential inventories acquired
        through seller financing                     $  7,504         ---

      Income tax benefit relating to exercise of
        employee stock options                       $    506      $    843
      Stock bonus awards                             $  2,461      $  3,564
      Contributions to employee retirement plan      $    490
      Conversion of subordinated debt                              $ 50,712

      Acquisition of company:
        Fair value of assets acquired                $ 56,124
        Liabilities assumed                            45,032
        Cash paid                                    $ 11,092


PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


The following table sets forth, for the periods indicated, certain income statement items related to the Company's operations as percentages of total revenues and certain other data:

                                        Six months         Three months
                                      ended April 30      ended April 30
                                      1999      1998      1999      1998
Revenues                             100.0%   100.0%     100.0%   100.0%

Costs and expenses:
  Land and housing construction       77.5     77.1       77.7     77.0
  Selling, general and
     administrative                    9.6      9.8        9.4     10.0
  Interest                             2.8      3.0        2.8      3.1
  Total costs and expenses            89.9     89.9       89.9     90.1

Income before taxes                   10.1%    10.1%      10.1%     9.9%

Revenues for the six month and three month periods ended April 30, 1999 were higher than those for the comparable periods of 1998 by approximately $121.2 million, or 25%, and $93.0 million, or 37%, respectively. The increased revenues in the 1999 periods were primarily attributable to the increase in the number of homes delivered during the periods which was due to the greater number of communities from which the Company was delivering homes and the larger backlog of homes at the beginning of fiscal 1999 and the second quarter of fiscal 1999 as compared to the beginning of fiscal 1998 and the second quarter of fiscal 1998, respectively. The revenue increases were also the result of a 6% increase in the average price per home delivered in both the six month and three month periods of fiscal 1999 as compared to fiscal 1998. The increase in the average selling price per home delivered in the 1999 periods was the result of the shift in the location of homes delivered to more expensive areas, changes in product mix to larger homes and increases in selling prices, offset in part in the three month period by the delivery of lower priced homes from operations of the Silverman Companies' that were acquired in March 1999.

The value of new sales contracts signed amounted to $827 million (1,964 homes) and $517 million (1,208 homes) for the six month and three month periods ended April 30, 1998, respectively. The value of new contracts signed for the comparable periods of fiscal 1998 were $706 million (1,751 homes) and $435 million (1,076 homes), respectively. The increase in new contracts signed in both periods of 1999 was primarily attributable to an increase both in the number of communities in which the Company was offering homes for sale and in the number of contracts signed per community.

Orders for new homes are generally the strongest during the Company's second quarter and consequently the backlog at April 30 is generally at its highest level in the Company's fiscal year. As of April 30, 1999, the backlog of homes under contract amounted to $1.080 billion (2,516 homes), approximately 27% higher than the $852 million (2,045 homes) backlog as of April 30, 1998 and approximately 33% higher than the $815 million (1,892 homes) backlog as of October 31, 1998. The increase in backlog at April 30, 1999 is primarily attributable to the increases in the new contracts signed, as previously discussed, which exceeded the homes delivered during the applicable periods.

Land and housing construction costs as a percentage of revenues increased in the six month and three month periods of 1999 as compared to 1998. The increases were the result of the higher percentage of closings from the Company's newer markets (Arizona, Florida, Nevada, North Carolina and Texas) in both periods of 1999 as compared to 1998 which have a higher cost as a percentage of revenues as compared to our more established markets, higher inventory writeoffs in 1999 periods ($2,437,000 in the six month period and $1,523,000 in the three month period) as compared to 1998 ($408,000 in the six month period and $333,000 in the three month period), and, in the three month period, deliveries from the Silverman operations which have been experiencing higher costs than the Company's other operations. These cost increases were partially offset by lower costs as a percentage of revenues in the Company's more established markets resulting from increased selling prices and lower overhead costs.

Selling, general and administrative expenses ("SG&A") in the six month and three month periods ended April 30, 1999 increased over the comparable periods of 1998 by $10.2 million or 21%, and $7.2 million or 29%, respectively. The increased spending was primarily attributable to the increase in the size of the Company's operations in the 1999 periods as compared to the same periods of 1998. As a percentage of revenues, SG&A declined.

Interest expense is determined on a specific home-by-home basis and will vary depending on many factors including the period of time that the land under the home was owned, the length of time that the home was under construction, and the interest rates and the amount of debt carried by the Company in proportion to the amount of its inventory during those periods. As a percentage of revenues, interest expense was lower in the six month and three month periods of 1999 as compared to 1998.

Income Taxes

The Company's estimated combined state and federal tax rate before providing for the effect of permanent book-tax differences ("Base Rate") was 37% in 1999 and 1998. The primary differences between the Company's Base Rate and effective tax rate were tax free income in both periods of 1999 and 1998 and, in the first quarter of 1998, an adjustment due to the recomputation of the Company's deferred tax liability resulting from the change in the Company's effective tax rate.


EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT

In January 1999, the Company called for redemption on March 15, 1999 of all of its outstanding 9 1/2% Senior Subordinated Notes due 2003 at 102% of principal amount plus accrued interest. The redemption resulted in the recognition of an extraordinary loss in the first quarter of fiscal 1999 of $1,461,000, net of $857,000 of income taxes. The loss represents the redemption premium and a write-off of unamortized deferred issuance costs.

In February 1998, the Company entered into a new five year, $355 million bank credit facility (subsequently increased to $415 million). In connection therewith, the Company repaid $62 million of fixed rate long-term bank loans. The Company recognized an extraordinary charge in the second quarter of 1998 of $1.1 million, net of $655,000 of income taxes, related to the retirement of its previous revolving credit agreement and prepayment of the term loans.

CAPITAL RESOURCES AND LIQUIDITY

Funding for the Company's residential development activities has been principally provided by cash flows from homebuilding operations, unsecured bank borrowings and the public debt and equity markets.

The Company has a $415 million unsecured revolving credit facility with fourteen banks which extends through February 2003. As of April 30, 1999, the Company had $100 million of loans and approximately $48.2 million of letters of credit outstanding under the facility.

In April 1999 and January 1999, the Company issued $100,000,000 of 8% Senior Subordinated Notes due 2009 and $170,000,000 of 8 1/8% Senior Subordinated Notes due 2009, respectively. The remaining proceeds have or will be used for general corporate purposes including the acquisition of residential inventories. The Company used a portion of the proceeds from the offerings to redeem all of its 9 1/2% Senior Subordinated Notes due 2003 and to repay bank indebtedness.


YEAR 2000 READINESS DISCLOSURE

The Company has assessed and is continuing to assess its operating systems, computer software applications, computer equipment and other equipment with embedded electronic circuits ("Programs") that it currently uses to identify whether they are Year 2000 compliant and, if not, what steps are needed to bring them into compliance. The Company believes that almost all Programs are Year 2000 compliant. For those Programs that are not compliant the Company is reviewing the potential impact on the Company and the alternatives that are available to it if the Programs cannot be brought into compliance by December 31, 1999. The Company believes that the required changes to its Programs will be made on a timely basis without causing material operational issues or having a material impact on its results of operations or its financial position.

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


                         HOUSING DATA

                                          Six Months            Three Months
                                        Ended April 30         Ended April 30
                                        1999        1998       1999      1998
      # of homes closed                1,531       1,310        857       665
      Sales value of homes
        closed (in thous.)          $610,677    $491,447   $339,995  $248,213
      # of homes contracted            1,964       1,751      1,208     1,076
      Sales value of homes
        contracted (in thous.)      $826,583    $705,873   $517,303  $435,453
      Average number of
        selling communities              135         121        143       132

                                    April 30,   April 30,   Oct. 31,  Oct. 31,
                                       1999        1998       1998      1997
      # of homes in backlog            2,516       2,045      1,892     1,551
      Sales value of homes in
        backlog (in thous.)       $1,080,156    $852,337   $814,714  $627,220

PART II.     Other Information

   ITEM 1.    Legal Proceedings

              None.

   ITEM 2.    Changes in Securities and Use of Proceeds

              None.

   ITEM 3.    Defaults upon Senior Securities

              None.

   ITEM 4.    Submission of Matters to a Vote of Security Holders

              (a) The Company's 1999 Annual Meeting of Shareholders was held on March 4, 1999.
              (b)  Not required.
              (c) The following proposals were submitted to a vote of shareholders and were approved by the affirmative vote of a majority of the shares of common stock of the Company that were present in person or by proxy, as indicated below.

                   (I) The election of three directors to hold office until the 2002 Annual Meeting of Shareholders.

                          NOMINEES            FOR          AUTHORITY
                        Robert I. Toll      32,788,821      1,247,392
                        Bruce E. Toll      32,789,113      1,247,100
                        Joel H. Rassman    32,793,451      1,242,762

                   (ii) The approval of the proposed amendment to the Toll
                        Brothers, Inc. Cash Bonus Plan.

                            FOR              AGAINST        ABSTAIN
                         33,130,909          842,782         59,613



                   (iii)The approval of Ernst & Young LLP as the Company's
                        independent auditors for the 1998 fiscal year.
                                                                  BROKER
                            FOR         AGAINST     ABSTAIN      NON-VOTES
                        33,998,394       19,726      18,293          O


   ITEM 5.    Other Information

              None.

   ITEM 6.    Exhibits and Reports on Form 8-K

              (a)  Exhibits

                    Exhibit 27    Financial Data Schedule

              (b)  Reports on Form 8-K

                   Report on Form 8-K dated as of April 13, 1999 pertaining to Terms Agreement and Authorizing Resolutions relating to the issuance of $100,000,000 of the Company's 8% Senior Subordinated Notes due 2009.

                          SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               TOLL BROTHERS, INC.
                               (Registrant)



Date:  June 10, 1999           By: /s/ Joel H. Rassman
                                   Joel H. Rassman
                                   Senior Vice President,
                                   Treasurer and Chief Financial Officer




Date:  June 10, 1999           By: /s/ Joseph R. Sicree
                                   Joseph R. Sicree
                                   Vice President -
                                   Chief Accounting Officer
                                   (Principal Accounting Officer)