Form 10-Q
period 1999-07-31
TOLL BROTHERS INC
filed 1999-09-13
CIK 794170

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   July 31, 1999
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


    Common Stock, $.01 par value: 36,450,680 shares as of September 7, 1999

            TOLL BROTHERS, INC. AND SUBSIDIARIES

                            INDEX


                                                                       Page
                                                                        No.
PART I.  Financial Information
        ITEM 1.  Financial Statements

               Condensed Consolidated Balance Sheets (Unaudited)         1
                 as of July 31,1999 and October 31,1998

               Condensed Consolidated Statements of Income (Unaudited)   2
                 For the Nine Months and Three Months Ended
                 July 31, 1999 and 1998

               Condensed Consolidated Statements of Cash Flows           3
                 (Unaudited)For the Nine Months Ended
                 July 31, 1999 and 1998

               Notes to Condensed Consolidated Financial Statements      4
                 (Unaudited)

       ITEM 2. Management's Discussion and Analysis of                   8
                Financial Condition and Results of Operations


PART II. Other Information                                              12


SIGNATURES                                                              14

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


            TOLL BROTHERS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands)
                         (Unaudited)


                                                    July 31,     October 31,
                                                     1999            1998

ASSETS
  Cash and cash equivalents                      $   63,895    $   80,143
  Residential inventories                         1,435,587     1,111,223
  Property, construction and office
    equipment, net                                   18,174        14,425
  Receivables, prepaid expenses and
    other assets                                     83,224        41,291
  Investments in unconsolidated entities             21,800         6,001
  Mortgage notes receivable                           1,192         1,385
                                                 $1,623,872    $1,254,468
LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities:
    Loans payable                                $ 236,900     $  182,292
    Subordinated notes                             469,397        269,296
    Customer deposits on sales
      contracts                                     86,051         69,398
    Accounts payable                                66,791         58,081
    Accrued expenses                               121,641         97,449
    Collateralized mortgage
      obligations payable                            1,202          1,384
    Income taxes payable                            55,798         50,812
   Total liabilities                             1,037,780        728,712

  Shareholders' equity:
    Preferred stock
    Common stock                                       366            369
    Additional paid-in capital                     105,233        106,099
    Retained earnings                              489,229        421,099
    Treasury stock                                  (8,736)        (1,811)
   Total shareholders' equity                      586,092        525,756
                                                $1,623,872     $1,254,468

                  See accompanying notes

                  TOLL BROTHERS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Amounts in thousands, except per share data)
                              (Unaudited)

                                       Nine months            Three months
                                      ended July 31           ended July 31
                                    1999          1998       1999       1998

Revenues:
  Housing sales                  $1,002,883     $832,628   $392,206    $341,181
  Land sales                         10,964                  10,964

  Interest and other                  7,384        3,843      2,524         952
                                  1,021,231      836,471    405,694     342,133
Costs and expenses:
  Housing sales                     781,838      643,709    304,613     262,553
  Land sales                          8,556                   8,556

  Selling, general &
  administrative                     92,878       77,003     34,114      28,486
  Interest                           28,128       24,991     10,870      10,366
                                    911,400      745,703    358,153     301,405
Income before income taxes
  and extraordinary loss            109,831       90,768     47,541      40,728

Income taxes                         40,240       32,804     17,468      15,006

Income before extraordinary
  loss                               69,591       57,964     30,073      25,722

Extraordinary loss from
  extinguishment of debt,
  net of income taxes of $857
  in 1999 and $655 in 1998            1,461        1,115


Net income                       $   68,130     $ 56,849   $ 30,073    $ 25,722

Earnings per share:
Basic
  Income before extraordinary
    loss                         $     1.89     $   1.60   $    .82    $    .70
  Extraordinary loss from
    extinguishment of debt              .04          .03

  Net Income                     $     1.85     $   1.57   $    .82    $    .70
Diluted
  Income before extraordinary
    loss                         $     1.85     $   1.52   $    .80    $    .67
  Extraordinary loss from
    extinguishment of debt              .04          .03

  Net Income                     $     1.81     $   1.49   $    .80    $    .67
Weighted average number
   of shares
   Basic                             36,765       36,322     36,614      37,005
   Diluted                           37,591       38,432     37,400      38,495

                  See accompanying notes

            TOLL BROTHERS, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Amounts in thousands)
                         (Unaudited)
                                                            Nine months
                                                           ended July 31
                                                           1999      1998

Cash flows from operating activities:
  Net income                                             $68,130    $56,849
  Adjustments to reconcile net income to net cash
      used in operating activities:
      Depreciation and amortization                        4,046      3,121
      Amortization of loan discount                          856      1,197
      Extraordinary loss from extinguishment of debt       2,318      1,770
      Deferred taxes                                       3,769      3,629
      Changes in operating assets and liabilities,
          net of assets and liabilities acquired:
        Increase in residential inventories             (275,069)  (149,627)
        Increase in receivables, prepaid
          expenses and other assets                      (29,026)    (9,825)
        Increase in customer deposits on sales contracts  15,113     20,788
        Increase in accounts payable, accrued
          expenses and other liabilities                  25,876     18,839
        Increase in current income taxes payable           1,863      1,691
        Net cash used in operating activities           (182,124)   (51,568)
Cash flows from investing activities:
  Purchase of property, construction and office
     equipment, net                                       (6,131)    (1,939)
  Acquisition of company, net of cash acquire            (11,092)
  Investments in unconsolidated entities                 (15,799)    (2,500)
  Principal repayments of mortgage notes receivable          193        974
  Net cash used in investing activities                  (32,829)    (3,465)
Cash flows from financing activities:
  Proceeds from loans payable                            177,500     55,000
  Principal payments of loans payable                   (163,715)   (73,876)
  Net proceeds from the issuance of senior
      subordinated notes                                 267,716
  Redemption of subordinated notes                       (71,359)      (163)
  Principal payments of collateralized mortgage
      obligations                                           (182)      (781)
  Proceeds from stock options exercised and employee
      stock plan purchases                                 2,148      3,645
  Purchase of treasury stock                             (13,403)      (537)
  Net cash provided by (used in) financing activities    198,705    (16,712)
Net decrease in cash and cash equivalents                (16,248)   (71,745)
Cash and cash equivalents, beginning of period            80,143    147,575
Cash and cash equivalents, end of period                 $63,895    $75,830

                   See accompanying notes

            TOLL BROTHERS, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The October 31, 1998 balance sheet amounts and disclosures included herein have been derived from the October 31, 1998 audited financial statements of the Registrant. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, it is suggested that they be read in conjunction with the financial statements and notes thereto included in the Registrant's October 31, 1998 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of July 31, 1999, the results of its operations for the nine months and three months ended July 31, 1999 and 1998 and its cash flows for the nine months ended July 31, 1999 and 1998. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. Certain amounts from prior periods have been restated to conform to the current period presentation.

    2.  Residential Inventories

        Residential inventories consisted of the following:

                                                     July 31,    October  31,
                                                      1999         1998
        Land and land development costs           $  486,692    $   298,948
        Construction in progress                     817,576        693,971
        Sample homes                                  52,668         47,520
        Land deposits and costs of future
          development                                 51,415         50,174
        Deferred marketing                            27,236         20,610
                                                  $1,435,587     $1,111,223

        Construction in progress includes the cost of homes under construction, land, land development and carrying costs of lots that have been substantially improved.

        The Company capitalizes certain interest costs to inventories during the development and construction period. Capitalized interest is charged to interest expense when the related inventories are closed. Interest incurred, capitalized and expensed is summarized as follows:

                                         Nine months             Three months
                                         ended July 31          ended July 31
                                        1999        1998       1999       1998
        Interest capitalized,
          beginning of period          $53,966     $51,687    $60,145   $56,749
        Interest incurred               37,390      28,962     13,922     9,257
        Interest expensed              (28,128)    (24,991)   (10,870) (10,366)
        Write off to cost of sales         (31)        (18)

        Interest capitalized,
           end of period               $63,197     $55,640    $63,197   $55,640

    3.   Extinguishment of Debt

    In January 1999, the Company called for redemption on March 15, 1999 all of its outstanding 9 1/2% Senior Subordinated Notes due 2003 at 102% of principal amount plus accrued interest. The principal amount outstanding at January 31, 1999 was $69,960,000. The redemption resulted in an extraordinary loss in the first quarter of fiscal 1999 of $1,461,000, net of $857,000 of income taxes. The loss represents the redemption premium and a write-off of unamortized deferred issuance costs.

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

5.   Earnings per share information: (in thousands)

                                 Nine months         Three months
                                ended July 31       ended July 31

                               1999         1998   1999       1998
     Basic weighted average
       shares outstanding      36,765      36,322  36,614     37,005
     Stock options                826       1,523     786      1,490
     Convertible subordinated
       notes                                  587

     Diluted weighted average
       shares                  37,591      38,432  37,400    38,495
     Earnings addback related
       to interest on convertible
       subordinated notes       ---      $    315    ---       ---


6.   Stock Repurchase Program

     In April 1997, the Company's Board of Directors authorized the repurchase of up to 3,000,000 shares of its Common Stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. As of July 31, 1999, the Company had repurchased approximately 773,000 shares of which approximately 349,000 shares were reissued under its various employee benefit plans.

7.   Acquisition

     In March 1999, the Company acquired the homebuilding operations of the Silverman Companies, a Detroit, Michigan homebuilder and developer of luxury apartments, for cash and the assumption of debt. The Silverman Companies owned or controlled approximately 1,800 home sites and interests in over 1,000 existing and prospective apartments. The acquisition of the Silverman apartment assets is expected to be completed during the fourth quarter of fiscal 1999. The acquisition is expected to be accretive to earnings in fiscal 1999. The acquisition price is not material to the financial position of the Company.

8.   Supplemental Disclosure to Statements of Cash Flows

     The following are supplemental disclosures to the statements of cash flow for the nine months ended July 31, 1999 and 1998:

                                                           1999     1998
    Supplemental disclosures of cash flow information:
       Interest paid, net of capitalized amount          $ 8,008  $ 7,033
       Income taxes paid                                 $33,750  $26,831

    Supplemental disclosures of non-cash activities:
       Cost of residential inventories acquired
         through seller financing                        $ 7,504  $ 7,500
       Income tax benefit relating to exercise of
         employee stock options                          $   510  $   872
       Stock bonus awards                                $ 2,461  $ 3,564
       Contributions to employee retirement plan         $   490
       Conversion of subordinated debt                            $50,712

       Acquisition of company:
         Fair value of assets acquired                   $56,124
         Liabilities assumed                              45,032
         Cash paid                                       $11,092


PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, comparisons of certain income statement items related to the Company's operations
(amounts in millions):
                     Nine months ended July 31,   Three months ended July 31,
                         1999          1998           1999           1998
                      $      %      $       %      $       %      $      %
House sales
  Revenues      1,002.9           832.6           392.2          341.2
  Costs           781.8  78.0     643.7   77.3    304.6  77.7    262.6 77.0

Land sales
  Revenues         11.0                            11.0
  Costs             8.6  78.0                       8.6  78.0

Interest
and other           7.4            3.8              2.5           1.0

Total revenues  1,021.2          836.5            405.7         342.1


Selling, general
& administrative
expense            92.9   9.1     77.0     9.2     34.1   8.4    28.5  8.3

Interest expense   28.1   2.8     25.0     3.0     10.9   2.7    10.4  3.0

Total costs and
expenses          911.4  89.2    745.7    89.1    358.2  88.3   301.4 88.1

Note: Percentages of selling, general and administrative expense, interest expense and total costs and expenses are based on total revenues.

HOUSE SALES

Housing revenues for the nine-month and three-month periods ended July 31, 1999 were higher than those of the comparable periods of 1998 by approximately $170 million, or 20%, and $51 million, or 15%, respectively. The increase in revenues for the 1999 periods was primarily attributable to an increase in the number of homes delivered and a higher average price of the homes delivered. The increased number of homes delivered was due to the greater number of communities from which the Company was delivering homes, the larger backlog of homes at the beginning of the 1999 periods as compared to the beginning of the 1998 periods and the acquisition of the homebuilding operations of the Silverman Companies in March 1999.

The increase in the average price per home delivered in the nine-month and three-month periods of fiscal 1999 as compared to fiscal 1998 was 4% and 1%, respectively. The increase in the average selling price per home delivered in the 1999 periods was the result of a shift in the location of homes delivered to more expensive areas, changes in product mix to larger homes and increases in selling prices, offset in part by the delivery of lower priced homes from operations of the Silverman Companies.

The value of new sales contracts signed amounted to $1.23 billion (2,886 homes) and $399 million (922 homes) for the nine-month and three-month periods ended July 31, 1999, respectively. The value of new contracts signed for the comparable periods of fiscal 1998 were $1.04 billion (2,546 homes) and $333 million (795 homes), respectively. The increase in the value of new contracts signed in both periods of 1999 was primarily attributable to an increase in the average selling price of the homes (due primarily to the location, size and increase in base selling prices), an increase both in the number of communities in which the Company was offering homes for sale and in the number of contracts signed per community and the acquisition of the homebuilding operations of the Silverman Companies in March 1999.

As of July 31, 1999, the backlog of homes under contract was $1.09 billion (2,483 homes), approximately 29% higher than the $844 million (1,971 homes) backlog as of July 31, 1998 and approximately 34% higher than the $815 million (1,892 homes) backlog as of October 31, 1998. The increase in backlog at July 31, 1999 is primarily attributable to the increase in the number of new contracts signed and price increases, as previously discussed.

Land and construction costs as a percentage of housing revenues increased in the nine-month and three-month periods of 1999 as compared to 1998. The increases were the results of the higher percentage of closings from some of the Company's newer markets (Arizona, Florida, Nevada, North Carolina and Texas) in both periods of 1999, which, as compared to 1998, generally have higher costs as a percentage of revenues as compared to the Company's more established markets. In addition, deliveries from the Silverman operations have higher costs than the Company's other more established operations. The Company also had higher inventory writeoffs in the 1999 periods ($2,845,000 in the nine-month period and $408,000 in the three-month period) as compared to 1998 ($509,000 in the nine-month period and $101,000 in the three-month period). These cost increases were partially offset by lower costs as a percentage of revenues in the Company's more established markets resulting from increased selling prices and lower overhead costs.
LAND SALES

In March 1999, the Company acquired the homesites, land for apartments and retail, office and industrial space in the master planned community of South Riding, located in Loudoun County, Virginia. The Company will use some of the property for its own homebuilding operation and will also sell homesites to other builders. During the three months ended July 31, 1999, the Company realized its first revenues from the South Riding land development operation. Revenues from this operation should continue for the next several years although the amount realized in any given quarter could vary greatly.

INTEREST AND OTHER

The increase in other income for the nine-month and three-month periods ended July 31, 1999, over the same periods of 1998 was primarily the result of the Company's expansion of its ancillary businesses such as title insurance, mortgage operations and construction management.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses in the nine-month and three-month periods ended July 31, 1999 increased over the comparable periods of 1998 by $15.9 million and $5.6 million, respectively. The increased spending was primarily attributable to the increased number of homes sold, the increased number of communities in which the Company was operating, the geographic expansion of the Company's homebuilding operations and its expansion into other businesses.

INTEREST EXPENSE

Interest expense is determined on a specific lot-by-lot basis for its homebuilding operations and on a parcel-by-parcel basis for land sales.
As a percentage of total revenues, interest expense will vary depending on many factors including the period of time that the land was owned, the length of time that the homes delivered during the period were under construction, and the interest rates and the amount of debt carried by the Company in proportion to the amount of its inventory during those periods.
As a percentage of total revenues, interest expense was lower in the nine-month and three-month periods ended July 31, 1999 as compared to the same periods of 1998.

INCOME TAXES

The Company's estimated combined state and federal tax rate before providing for the effect of permanent book-tax differences ("Base Rate") was 37% in 1999 and 1998. The primary differences between the Company's Base Rate and effective tax rate were tax free income in both periods of 1999 and 1998 and, in the first quarter of 1998, an adjustment due to the recomputation of the Company's deferred tax liability resulting from the change in the Company's effective Base Rate.

EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT

In January 1999, the Company called for redemption on March 15, 1999 of all of its outstanding 9 1/2% Senior Subordinated Notes due 2003 at 102% of principal amount plus accrued interest. The redemption resulted in the recognition of an extraordinary loss in the first quarter in fiscal 1999 of $1,461,000, net of $857,000 of income taxes. The loss represents the redemption premium and a write-off of unamortized deferred issuance costs.

In February 1998, the Company entered into a new five-year, $355 million bank credit facility (subsequently increased to $440 million). In connection therewith, the Company repaid $62 million of fixed rate long-term bank loans. The Company recognized an extraordinary charge in the second quarter of 1998 of $1.1 million, net of $655,000 of income taxes, related to the retirement of its previous revolving credit agreement and prepayment of the term loans.

CAPITAL RESOURCES AND LIQUIDITY

Funding for the Company's residential development activities has been principally provided by cash flows from homebuilding operations, unsecured bank borrowings and the public debt and equity markets.

The Company has a $440 million unsecured revolving credit facility with fourteen banks which extends through February 2003. As of July 31, 1999, the Company had $100 million of loans and approximately $35.7 million of letters of credit outstanding under the facility.

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

The Company believes that it will be able to continue to fund its activities through a combination of operating cash flow and other sources of credit such as what the Company has had access to in the past.

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

The Company believes that, because of the basic nature of its systems in its core business of homebuilding, it is not heavily dependent on Year 2000 compliance of its Programs and that it would not likely suffer material loss or disruption in remedying any worst case situation that may occur.

The costs incurred and expected to be incurred in the future regarding
Year 2000 compliance have been and are expected to be immaterial to the results of operation and financial position of the Company. Costs related to Year
2000 compliance are expensed.

The Company has been reviewing whether its significant subcontractors, suppliers, financial institutions and other service providers ("Providers") are Year 2000 compliant. The Company is not aware of any Providers that do not expect to be compliant; however, the Company has no means of ensuring that its Providers will be Year 2000 ready. The inability of Providers to be Year 2000 ready in a timely fashion could have an adverse impact on the Company. The Company plans to respond to any such contingency involving any of its Providers by seeking to utilize alternative sources for such goods and services, where practicable. In addition, widespread disruptions in the national or international economy, including, for example, disruptions affecting financial markets, commercial and investment banks, governmental agencies and utility services, such as heat, light, power and telephones, could also have an adverse impact on the Company. The likelihood and effects of such disruptions are not determinable at this time.


                            HOUSING DATA


                                         Nine Months          Three Months
                                        Ended July 31        Ended July 31
                                      1999         1998      1999        1998
      # of homes closed              2,517        2,179        986        869
      Sales value of homes
        closed (in thous        $1,002,883     $832,628   $392,206   $341,181
      # of homes contracted*         2,886        2,546        922        795
      Sales value of homes
        contracted (in thous.)* $1,225,142   $1,038,643   $398,559   $332,770
      Average number of
        selling communities            134          122        133        120

                                   July 31,    July 31,   Oct. 31,   Oct. 31,
                                     1999         1998       1998       1997
      # of homes in backlog*         2,483        1,971      1,892      1,551
      Sales value of homes in
        backlog (in thous.)*    $1,092,660     $843,925   $814,714   $627,220


*Contract amount for the three-month and nine-month period ended July
31,1999 includes $7,552,000 (27 homes) from an unconsolidated 50% owned joint venture. Backlog as of July 31, 1999 includes $13,703,000 (58 homes) from this joint venture.


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

              None.

   ITEM 5.    Other Information

              None.

   ITEM 6.    Exhibits and Reports on Form 8-K

          (a) Exhibits  Exhibit 27*    Financial Data Schedule

              *Filed electronically herewith.

          (b) Reports on Form 8-K

               Report on Form 8-K filed on July 13, 1999 for the purpose of filing (i) the Indenture dated as of January 26, 1999 among Toll Corp., Toll Brothers, Inc. and NBD Bank, and (2) Authorizing Resolutions relating to $100,000,000 principal amount of 8% Senior Subordinated Notes due 2009 of Toll Corp., guaranteed on a Senior Subordinated basis by Toll Brothers, Inc.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       TOLL BROTHERS, INC.
                                       (Registrant)



Date: September 10, 1999               By:   /s/ Joel H. Rassman
                                       Joel H. Rassman
                                       Senior Vice President,
                                       Treasurer and Chief
                                       Financial Officer




Date: September 10, 1999               By:   /s/ Joseph R. Sicree
                                       Joseph R. Sicree
                                       Vice President -
                                       Chief Accounting Officer
                                       (Principal Accounting Officer)