Form 10-K
period 1999-10-31
TOLL BROTHERS INC
filed 2000-01-26
CIK 794170

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    October 31, 1999
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
Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of each exchange on
    Title of each class                                which registered
    Common Stock (par value $.01)*                  New York Stock Exchange
                                                    and Pacific Exchange
  * Includes associated Right to Purchase Series A Junior Participating Preferred Stock.

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

As of December 31, 1999, the aggregate market value of the Common Stock held by non-affiliates (all persons other than executive officers and directors of Registrant) of the Registrant was approximately $460,180,000.

As of December 31, 1999, there were 36,506,902 shares of Common Stock outstanding.

Documents Incorporated by Reference: Portions of Toll Brothers, Inc. Proxy Statement with respect to its 2000 Annual Meeting of Shareholders, scheduled to be held on March 23, 2000, are incorporated by reference into Items 10 through 13 hereof.

                              PART I

ITEM 1.  BUSINESS
General

Toll Brothers, Inc. ("Toll Brothers" or the "Company"), a Delaware corporation formed in May 1986, commenced its business operations, through predecessor entities, in 1967. Toll Brothers designs, builds, markets and arranges financing for single family detached and attached homes in middle and high income residential communities catering to move-up, empty nester and age-qualified homebuyers in eighteen states in six regions around the country. The communities are generally located on land the Company has either developed or acquired fully approved and, in some cases, improved. During fiscal 1999, the Company began building homes in the San Francisco, San Diego, Chicago and Detroit markets. Currently, the Company operates in the major suburban areas of southeastern Pennsylvania and Delaware, central New Jersey, the Virginia and Maryland suburbs of Washington, D.C., the Boston, Massachusetts metropolitan area, Fairfield and Hartford Counties, Connecticut, Westchester County, New York, southern and northern California, the Phoenix, Arizona metropolitan area, Raleigh and Charlotte North Carolina, Las Vegas, Nevada, Dallas and Austin, Texas, the east and west coasts of Florida, Columbus, Ohio, Nashville, Tennessee, the suburbs of Detroit Michigan, and the suburbs of Chicago, Illinois. The Company continues to explore additional geographic areas for expansion. The Company markets its homes primarily to middle-income and upper-income buyers, emphasizing high quality construction and customer satisfaction. In the five years ended October 31, 1999, Toll Brothers delivered more than 13,000 homes in 288 communities including 3,555 homes in 183 communities delivered in fiscal 1999.

In March 1999, the Company acquired the homebuilding operations of the Silverman Companies, a Detroit, Michigan homebuilder and developer of luxury apartments, for cash and the assumption of debt. The Silverman Companies owned or controlled approximately 1,800 homesites and interests in over 1,000 existing and prospective apartments. The acquisition of the Silverman apartment assets is expected to be completed during the first half of fiscal 2000.

In March 1999, the Company acquired land for homes, apartments, retail, office and industrial space in the master planned community of South Riding, located in Loudoun County, Virginia. The Company will use some of the property for its own homebuilding operation and will also sell homesites and commercial parcels to other builders. Land sales revenues from South Riding, which amounted to $17.3 million in fiscal 1999, should continue for the next several years.

The Company also operates its own architectural, engineering, mortgage, title, security monitoring, landscape, lawn maintenance, insurance brokerage, cable T.V., broadband Internet access, component assembly and manufacturing operations.

At October 31, 1999, the Company was offering homes for sale in 140 communities containing over 16,000 home sites which were owned or controlled through options; the Company also controlled approximately 16,200 home sites in 113 proposed communities.

At October 31, 1999, the Company was offering single family detached homes at prices, excluding customized options, generally ranging from $127,000 to $1,073,000 with an average base sales price of $421,000. The offering price of the Company's attached homes, excluding customized options, generally ranged from $220,000 to $447,000, with an average base sales price of $339,000.

In recognition of its achievements, the Company has received numerous awards from national, state and local homebuilder publications and associations. Toll Brothers is the only publicly traded home builder to have won all three of the industry's highest honors: America's Best Builder (1996), the National Housing Quality Award (1995), and Builder of the Year (1988).

On October 31, 1999 and 1998, the Company had backlogs of $1,067,685,000 (2,381 homes) and $814,714,000 (1,892 homes), respectively. The Company expects that substantially all homes in backlog at October 31, 1999 will be delivered by October 31, 2000.

The Company generally attempts to reduce certain risks homebuilders encounter by controlling land for future development through options whenever possible (which allows the Company to obtain the necessary governmental approvals before acquiring title to the land), by generally beginning construction of homes after executing an agreement of sale with a buyer and by using subcontractors to perform home construction and land development work on a fixed-price basis. In order to obtain better terms or prices, or due to competitive pressures, the Company has purchased several properties outright, or acquired the underlying mortgage, prior to obtaining all of the necessary governmental approvals needed to commence development.

In 1998, the Company formed a group of entities (collectively, the "Real Estate Group")to take advantage of commercial real estate opportunities which may present themselves from time to time. These opportunities may result from commercially zoned parcels included with larger properties that the Company has acquired or may acquire for its homebuilding operations or from the direct acquisition of unrelated land or operating properties.

In November 1998, Robert I. Toll, Bruce E. Toll, Zvi Barzilay, Joel Rassman, all of whom are executive officers and/or directors of the Company, and other Company officers (the "Partners") contributed their partnership interests in an apartment complex under construction in exchange for a fifty percent ownership interest in the Real Estate Group. Based upon independent valuations obtained by the Company and reviewed by the Board of Directors, the Board of Directors determined that the value of the assets received, net of liabilities assumed, was at least equal to the consideration given to the Partners. In December 1998, the Pennsylvania State Employees Retirement System ("PASERS") acquired a one-third interest in the

Real Estate Group for $10,000,000. In fiscal 1999, the Company, the Partners and PASERS made additional cash contributions to the Real Estate Group to acquire several office buildings from unrelated parties. As of October 31, 1999, the Company had an investment of $7,285,000 which represented its one-third interest in the Real Estate Group.

The Company provides development, finance and management services to the Real Estate Group and received fees under the terms of various agreements in the amount of $2,524,000 in fiscal 1999.

The Communities

Toll Brothers' communities are generally located in suburban areas near major highways with access to major cities. The Company currently operates in eighteen states in six regions around the country. The following table lists the states and the fiscal years in which the Company or its predecessor commenced operations:
                   Fiscal                             Fiscal
    State          Year of            State           Year of
                   Entry                              Entry

    Pennsylvania   1967                North Carolina 1994
    New Jersey     1982                Texas          1995
    Delaware       1987                Florida        1995
    Massachusetts  1988                Arizona        1995
    Maryland       1988                Ohio           1997
    Virginia       1992                Tennessee      1998
    Connecticut    1992                Nevada         1998
    New York       1993                Michigan       1999
    California     1994                Illinois       1999

The Company emphasizes its high-quality, detached single family homes that are marketed primarily to the "upscale" luxury market, generally comprised of those persons who have previously owned a principal residence seeking to buy a larger home - the so-called "move-up" market. The Company believes its reputation as a developer of homes for this market enhances its competitive position with respect to the sale of more moderately priced detached homes, as well as attached homes.

The Company also sells to the 50+ year-old "empty-nester" market and believes that this market has strong growth potential. The Company has developed a number of home designs that it believes will appeal to this category of home buyer and has integrated these designs into its communities along with its other homes.

In 1999, the Company opened for sale its first active adult, age-qualified community for households in which at least one member is 55 years of age. The Company expects to open three additional age-qualified communities during the next two years.

The Company believes that the demographics of its move-up, empty nester and active adult, age-qualified up-scale markets provide potential for growth in the coming decade. According to the U.S. Census Bureau, the number of households earning $100,000 or more (in constant 1998 dollars) now stands at 10.5 million households, an increase by over 60% since 1985, and triple the rate of increase of all U.S. households over the past 15 years. According to Claritas, Inc., a provider of demographic information, approximately 4.5 million of these households are located in our current markets. The largest number of baby boomers, more than four million born annually between 1954 and 1964, are now 35 to 46 years of age and in their peak move-up home buying years. The leading edge of the baby boom generation is just now entering its 50's and the empty nester market. And the number of 55 to 64 year old households, which corresponds to the Company's age-qualified communities, is projected to increase by over 45% by the Year 2010 according to the U.S. Census Bureau.

Toll Brothers also develops a number of master planned country club communities. In fiscal 1999, the Company opened four master planned country club communities containing more than 4,000 lots and expects to open four additional such communities during the next two years. These communities, many of which contain golf courses and other country club type amenities, enable the Company to offer multiple home types and sizes to a broad range of move-up and empty nester buyers. The Company realizes efficiencies from shared common costs such as land development and infrastructure costs and marketing. The Company currently has master planned communities in New Jersey, California, Michigan, Florida, North Carolina and Virginia.

Each single family detached home community offers several home plans, with the opportunity for home buyers to select various exterior styles. The Company designs each community to fit existing land characteristics, blending winding streets, cul-de-sacs and underground utilities to establish a pleasant environment. The Company strives to create a diversity of architectural styles within an overall planned community. This diversity is created and enhanced by variations among the house models offered, in exterior design options for homes of the same basic floor plan, preservation of existing trees and foliage whenever practicable, and curving street layouts which allow relatively few homes to be seen from any vantage point. Normally, homes of the same type or color may not be built next to each other. The communities have attractive entrances with distinctive signage and landscaping. The Company believes this avoids a "development" appearance and gives each community a diversified neighborhood appearance that enhances home values.

The Company's attached home communities generally offer one to three story homes, provide for limited exterior options and often contain commonly-owned recreational acreage such as playing fields, swimming pools and tennis courts. These communities have associations through which homeowners act jointly for their common interest.

The Homes

Most single family detached-home communities offer at least four different floor plans, each with several substantially different architectural styles. For example, the purchaser may select the same basic floor plan with a Colonial, Georgian, Federal or Provincial design, and exteriors may be varied further by the use of stone, stucco, brick or siding. Attached home communities generally offer two or three different floor plans with two, three or four bedrooms.

In all of Toll Brothers' communities, a wide selection of options is available to the purchaser for an additional charge. The options typically are more numerous and significant for the more expensive homes. Major options include additional garages, additional rooms, finished lofts and additional fireplaces. As a result of the additional charges for such options, the average sales price was approximately 20% higher than the base sales price during fiscal 1999.

The range of base sales prices for the Company's lines of homes as of October
31, 1999, was as follows:
    Single Family Detached Homes:
         Move-up                  $127,000  - $  518,000
         Executive                 265,000  -    702,000
         Estate                    330,000  -  1,073,000
         Active Adult,
         Age-Qualified             174,000  -    240,000

    Attached Homes:
         Townhomes                 220,000  -    332,000
         Carriage Homes            275,000  -    447,000

Contracts for the sale of homes are at fixed prices. The prices at which homes are offered have generally increased from time to time during the sellout period for a community; however, there can be no assurance that sales prices will increase in the future.

The Company uses some of the same basic home designs in similar communities. However, the Company is continuously developing new designs to replace or augment existing ones to assure that its homes reflect current consumer preferences. For new designs, the Company has its own architectural staff and also engages unaffiliated architectural firms. During the past year, the Company has introduced over 100 new models.


The Company operates in six regions throughout the United States. The following table summarizes by region the Company's closings and new contracts signed during fiscal 1999 and the Company's backlog as of October 31, 1999:

  Region                       Closings       New Contracts(1)       Backlog(1)

                          Units       $000   Units    $000     Units     $000
Northeast (CT,MA,NJ,NY)     910  $ 401,100   1,068   $482,700    723   $346,100
Mid-Atlantic
  (DE,MD,PA,VA)           1,362    549,200   1,355    582,200    692    311,400
Southeast (FL,NC,TN)        238    112,900     268    123,700    162     76,600
Southwest (AZ, NV, TX)      717    246,300     725    262,400    420    170,200
Midwest (IL,MI,OH)          242     68,600     262     91,600    240     82,500
West (CA)                    86     60,200     167     98,400    144     80,700

Total                     3,555 $1,438,300   3,845 $1,641,000  2,381 $1,067,500

(1) New contract and backlog amounts include $13,141,000 (46 homes) and $13,756,000 (54 homes), respectively, from an unconsolidated 50% owned joint venture.

The following table summarizes certain information with respect to residential communities of Toll Brothers under development as of October 31, 1999:

                                                     HOMES UNDER
                      NUMBER OF     HOMES    HOMES  CONTRACT AND  HOMESITES
 STATE               COMMUNITIES   APPROVED  CLOSED  NOT CLOSED   AVAILABLE
Arizona                  20         1,664      599        261         804
California                8           903       76        144         683
Florida                  18         1,789      150         94       1,545
Illinois                  2           102        0         20          82
Massachusetts             3           253       66         64         123
Michigan                 15         1,761      226        192       1,343
Nevada                    7           775      249         56         470
New Jersey               26         3,320    1,148        487       1,685
New York/Connecticut     13           829      240        172         417
North Carolina           11         1,634      299         56       1,279
Ohio                      4           289       31         28         230
Pennsylvania/Delaware    26         3,408    1,956        348       1,104
Tennessee                 2           338       12         12         314
Texas                     9         1,172      265        103         804
Virginia/Maryland        33         4,059      970        344       2,745
  Total                 197        22,296    6,287      2,381      13,628

On October 31, 1999, significant site improvements had not commenced on approximately 8,846 of the 13,628 available home sites. Of the 13,628 available home sites, 1,375 were not owned by the Company, but were controlled through options.

Of the 197 communities under development, 140 had homes being offered for sale, 32 had not yet opened for sale and 25 had been sold out, but not all closings had been completed. Of the 140 communities in which homes were being offered for sale, 132 were single-family detached-home communities containing a total of 153 homes under construction but not under contract (exclusive of model homes) and 8 were attached home communities containing a total of 14 homes under construction but not under contract (exclusive of model homes).

Land Policy

Before entering into an agreement to purchase a land parcel, the Company completes extensive comparative studies and analyses on detailed Company-designed forms that assist it in evaluating the acquisition. Toll Brothers generally attempts to follow a policy of acquiring options to purchase land for future communities. However, in order to obtain better terms or prices, or due to competitive pressures, the Company will acquire from time to time property outright. In addition, the Company has, at times, acquired the underlying mortgage on a property and subsequently obtained title to that property.

The options or purchase agreements are generally on a non-recourse basis, thereby limiting the Company's financial exposure to the amounts invested in property and pre-development costs. The use of options or purchase agreements may increase the price of land that the Company eventually acquires, but significantly reduces the risk. It also allows the Company to obtain necessary development approvals before acquisition of the land, which generally enhances the value of the options and purchase agreements, and the land when acquired. The Company has the ability to extend many of these options for varying periods of time, in some cases by the payment of an additional deposit and in some cases without an additional payment. The Company's purchase agreements are typically subject to numerous conditions including, but not limited to, the Company's ability to obtain necessary governmental approvals for the proposed community. Often, the down payment on the agreement will be returned to the Company if all approvals are not obtained, although pre-development costs may not be recoverable. The Company has the right to cancel any of its land agreements by forfeiture of the Company's down payment on the agreement. In such instances, the Company generally is not able to recover any pre-development costs.

During the early 1990's, due to the recession and the difficulties other builders and land developers had in obtaining financing, the number of buyers competing for land in the Company's market areas diminished, while the number of sellers increased, resulting in more advantageous prices for the Company's land acquisitions. Further, many of the land parcels offered for sale were fully approved, and often improved, subdivisions. Previously, such types of subdivisions generally were not available for acquisition in the Company's market areas. The Company purchased several such subdivisions outright and acquired control of several others through option contracts.

Due to the improvement in the economy and the increased availability of capital during the past several years, the Company has experienced an increase in competition for available land in its market areas. The Company's ability to continue its development activities over the long-term will be dependent upon its continued ability to locate and enter into options or agreements to purchase land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of such land.

While the Company believes that there is significant diversity in its existing markets and that this diversity provides protection from the vagaries of individual local economies, it believes that greater geographic diversification will provide additional protection and more opportunities for growth. The Company continues to look for new markets.

The following is a summary, at October 31, 1999, of the parcels of land that the
Company either owned or controlled through options or purchase agreements for proposed communities, as distinguished from those currently under development:
                                    Number of                     Number of
State                              Communities                  Homes Planned
Arizona                                 3                             210
California                             10                           1,068
Colorado                                1                             100
Florida                                 3                             458
Massachusetts                           3                             316
Michigan                                8                           1,678
New Jersey                             29                           4,171
New York/Connecticut                    3                             136
Pennsylvania/Delaware                  24                           2,537
Rhode Island                            1                              62
Virginia/Maryland                      28                           5,513
Total                                 113                          16,249(1)

  (1) Of the 16,249 planned home sites, 6,356 lots were owned by the Company. The aggregate purchase price of land parcels under option and purchase agreements at October 31, 1999 was approximately $512,904,000, of which the Company has paid or deposited $30,020,000.

The Company evaluates all of the land under its control for proposed communities on an ongoing basis with respect to economic and market feasibility. During the year ended October 31, 1999, such feasibility analyses resulted in approximately $2,757,000 of capitalized costs related to proposed communities being charged to expense because they were no longer deemed to be recoverable.

There can be no assurance that the Company will be successful in securing necessary development approvals for the land currently under its control or for land which the Company may acquire control of in the future or, that upon obtaining such development approvals, the Company will elect to complete its purchases under such options. The Company has generally been successful in the past in obtaining governmental approvals, has substantial land currently owned or under its control for which it has obtained or is seeking such approvals (as set forth in the table above), and devotes significant resources to locating suitable land for future development and to obtaining the required approvals on land under its control. Failure to locate sufficient suitable land or to obtain necessary governmental approvals, however, may impair the ability of the Company over the long-term to maintain current levels of development activities.

The Company believes that it has an adequate supply of land in its existing communities or held for future development (assuming that all properties are developed) to maintain its operations at its current levels for several years.

Community Development

The Company expends considerable effort in developing a concept for each community, which includes determination of size, style and price range of the homes, layout of the streets and individual lots, and overall community design. After obtaining the necessary governmental subdivision and other approvals, which can sometimes take several years, the Company improves the land by grading and clearing it, installing roads, recreational amenities, underground utility lines and pipes, erecting distinctive entrance structures, and staking out individual home sites.

Each community is managed by a project manager who is usually located at the site. Working with construction managers, marketing personnel and, when required, other Company and outside professionals such as engineers, architects and legal counsel, the project manager is responsible for supervising and coordinating the various developmental steps from acquisition through the approval stage, marketing, construction and customer service, including monitoring the progress of work and controlling expenditures. Major decisions regarding each community are made by senior members of the Company's management.

The Company recognizes revenue only when title and possession are transferred to the buyer, which generally occurs shortly after home construction is substantially completed. The most significant variable affecting the timing of the Company's revenue stream, other than housing demand, is receipt of final regulatory approvals, which, in turn, permits the Company to begin the process of obtaining executed contracts for sales of homes. Receipt of such final approvals is not seasonal. Although the Company's sales and construction activities vary somewhat with the seasons, affecting the timing of closings, any such seasonal effect is relatively insignificant compared to the effect of receipt of final governmental approvals.

Subcontractors perform all home construction and land development work, generally under fixed-price contracts. Toll Brothers acts as a general contractor and purchases some, but not all, of the building supplies it requires(See "Manufacturing/Distribution Facilities" in Item 2).

While the Company has experienced some shortages from time to time in the availability of subcontractors in some markets, it does not anticipate any material effect from these shortages in its homebuilding operations. The Company's construction managers and assistant construction managers coordinate subcontracting activities and supervise all aspects of construction work and quality control. One of the ways the Company seeks to achieve home buyer satisfaction is by providing its construction managers with incentive compensation arrangements based on each home buyer's satisfaction as expressed by their responses on pre-closing and post-closing checklists.

The Company maintains insurance to protect against certain risks associated with its activities including, among others, general liability, "all-risk" property, workers' compensation, automobile, and employee fidelity. The Company believes the amounts and extent of such insurance coverages are adequate.

Marketing

The Company believes that its marketing strategy, which emphasizes its more expensive "Estate" and "Executive" lines of homes, has enhanced the Company's reputation as a builder-developer of high-quality upscale housing. The Company believes this reputation results in greater demand for all of the Company's lines of homes. The Company generally includes attractive decorative moldings such as chair rails, crown moldings, dentil moldings and other aesthetic features, even in its less expensive homes, based on its belief that this additional construction expense improves its marketing effort.

In addition to relying on management's extensive experience, the Company determines the prices for its homes through a Company-designed value analysis program that compares Toll Brothers homes with homes offered by other builders in the local marketing area. The Company accomplishes this by assigning a positive or negative dollar value to differences between itself and its competitors' product features, such as amenities, location and marketing.

Toll Brothers expends great effort in creating its model homes, which play an important role in its marketing. In its models, Toll Brothers creates an attractive atmosphere, with bread baking in the oven, fires burning in fireplaces, and music playing in the background. Interior decorating varies among the models and is carefully selected based upon the lifestyles of prospective buyers. During the past several years, the Company has received a number of awards from various homebuilder associations for its interior merchandising.

The sales office located in each community is generally staffed by Company sales personnel, who are compensated with salary and commission. In addition, a significant portion of Toll Brothers' sales is derived from the introduction of customers to its communities by local cooperating realtors.

The Company advertises extensively in newspapers, other local and regional publications, and on billboards. The Company also uses videotapes and attractive color brochures to market its communities. The Internet has become an important source of information for our customers. In fiscal 1999, the Company welcomed its one-millionth visitor to its web site. A visitor to its web site can obtain information regarding the Company's communities and homes across the country and take a panoramic or video tour of the homes. The Company's web address is www.tollbrothers.com.

All Toll Brothers homes are sold under the Company's limited warranty as to workmanship and mechanical equipment. Many homebuyers are also provided with a limited ten-year warranty as to structural integrity.

Customer Financing

The Company secures the availability of a variety of competitive market rate mortgage products from both national and regional lenders. Such availability is generally obtained at no cost to the Company and is committed for varying lengths of time and amounts. By making available an array of attractive mortgage programs to qualified purchasers, the Company is able to better coordinate and expedite the entire sales transaction by ensuring that mortgage commitments are received and that closings take place on a timely and efficient basis. During fiscal 1999, approximately 42% of the Company's closings were financed through mortgage programs offered by the Company and the Company's home buyers, on average, financed approximately 71% of the purchase price of their homes.

Competition

The homebuilding business is highly competitive and fragmented. The Company competes with numerous homebuilders of varying sizes, ranging from local to national in scope, some of which have greater sales and financial resources than the Company. Resales of homes also provide competition. The Company competes primarily on the basis of price, location, design, quality, service and reputation; however, during the past several years, the Company's financial stability, relative to others in its industry, has become an increasingly favorable competitive factor. The Company believes that, due to the increased availability of capital, competition has increased during the past several years.

Regulation and Environmental Matters

The Company is subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular locality. In a number of the Company's markets there has been an increase in state and local legislation authorizing the acquisition of land, mainly by governmental, quasi-public and non-profit entities, as dedicated open space. In addition, the Company is subject to various licensing, registration and filing requirements in connection with the construction, advertisement and sale of homes in its communities in the states and localities in which it operates. These laws have not had a material effect on the Company, except to the extent that application of such laws may have caused the Company to conclude that development of a proposed community would not be economically feasible, even if any or all necessary governmental approvals were obtained.(see "Land Policy" in this Item 1). The Company may also be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums in the areas in which it operates. Generally, such moratoriums relate to insufficient water or sewage facilities, or inadequate road capacity.

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

The Company is also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of health and the environment ("environmental laws"), as well as the effects of environmental factors. The particular environmental laws which apply to any given community vary greatly according to the location of the site, the site's environmental condition and the present and former uses of the site. These environmental laws may result in delays, may cause the Company to incur substantial compliance and other costs, and may prohibit or severely restrict development in certain environmentally sensitive regions or areas.

The Company maintains a policy of engaging independent environmental consultants to assess land for the potential of hazardous or toxic materials, wastes or substances prior to consummating its acquisition. Because it has generally obtained such assessments for the land it has purchased, the Company has not been significantly affected to date by the presence of such materials.

Employees

As of October 31, 1999, the Company employed 2,208 full-time persons; of these, 87 were in executive positions, 222 were engaged in sales activities, 207 were in project management activities, 794 were in administrative and clerical activities, 616 were in construction activities, 73 were in engineering activities and 209 were in the manufacturing/distribution facilities. The Company considers its employee relations to be good.

Factors That May Affect Our Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of
1995)

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words like "anticipate," "estimate", "expect," "project," "intend," "plan," "believe," "may," "could," "might" and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements include information relating to construction activities, plans for future development of residential communities, land acquisition and related activities as well as capital spending, financing sources and the effects of regulation and competition. From time to time, forward-looking statements are also included in the Company's other periodic reports on Forms 10-Q and 8-K, in press releases and in other material released to the public.

Any or all of the forward-looking statements included in this report and in any other reports or public statements of the Company may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Many factors mentioned in this report or in other reports or public statements of the Company, such as government regulation and the competitive environment, will be important in determining the Company's future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. The following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

     We operate in a very competitive environment, which is characterized by competition from a number of other home builders in each market in which we operate. Actions or changes in plans by competitors may negatively affect the Company.

   Our business can be affected by changes in general economic and market conditions as well as local economic and market conditions where our operations are conducted and where prospective purchasers of our homes live.

   The plans for future development of our residential communities can be affected by a number of factors including, for example, time delays in obtaining necessary governmental permits and approvals and legal challenges to our proposed communities.

   Our operations depend on our ability to continue to obtain land for the development of our residential communities at reasonable prices. Changes in competition, availability of financing, customer trends and market conditions may impact on our ability to obtain land for new residential communities.

   The development of our residential communities may be affected by circumstances beyond our control, including weather interference, work stoppages, labor disputes, unforeseen engineering, environmental or geological problems and unanticipated shortages or increases in the cost of materials and labor. Any of these circumstances could give rise to delays in the completion of or increase the cost of developing one or more of our residential communities.

   We believe that our recorded tax balances are adequate. However, it is not possible to predict the effects of possible changes in the tax laws or changes in their interpretation. These changes or interpretations if made, could have a material negative effect on our operating results.

   The interest rate on our revolving credit agreement is subject to fluctuation based on changes in short-term interest rates and the ratings which national rating agencies assign to our outstanding debt securities. Our interest expense could increase as a result of these factors.

   Our business and earnings are substantially dependent on our ability to obtain financing for our development activities. Increases in interest rates, concerns about the market or the economy, or consolidation of financial institutions could increase our cost of borrowing and reduce our ability to obtain the funds required for our future operations.

   Our business and earnings are also substantially dependent on the ability of our customers to finance the purchase of their homes, and limitations on the availability of such financing or increases in the cost of such financing could adversely affect our operations.

   Claims have been brought against us in various legal proceedings, which have not had, and are not expected to have a material adverse effect on the business or the financial condition of the Company; however, additional legal and tax claims may arise from time to time, and it is possible that our cash flows and results of operations could be affected from time to time by the resolution of one or more of such matters.

   There is intense competition to attract and retain management and key employees in the markets where our operations are conducted. Our business could be adversely affected in the event of our inability to recruit or retain key personnel in one or more of the markets in which we conduct our operations.

ITEM 2.    PROPERTIES

Headquarters

Toll Brothers' corporate offices, which are owned by the Company, contain approximately 70,000 square feet, and are located at 3103 Philmont Avenue, Huntingdon Valley, Montgomery County, Pennsylvania.

Manufacturing/Distribution Facilities

Toll Brothers owns a facility of approximately 200,000 square feet located in Morrisville, Pennsylvania. The Company also owns a facility of approximately 100,000 square feet located in Emporia, Virginia which it acquired in 1999. In both facilities it manufactures open wall panels, roof and floor trusses, and certain interior and exterior millwork to supply a portion of the Company's construction needs. These operations also permit Toll Brothers to purchase wholesale lumber, plywood, windows, doors, certain other interior and exterior millwork and other building materials to supply to its communities. The Company believes that increased efficiency, cost savings and productivity result from the operation of these plants and from such wholesale purchases of material.
The Pennsylvania plant generally does not sell or supply to any purchaser other than Toll Brothers. The Virginia plant sells wall panels and roof and floor trusses to outside purchasers as well as to Toll Brothers.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended October 31, 1999.


                EXECUTIVE OFFICERS OF THE REGISTRANT

The following table includes information with respect to all executive officers of the Company as of October 31, 1999. All executive officers serve at the pleasure of the Board of Directors of the Company.

Name                              Age                  Positions

Robert I. Toll                    58             Chairman of the Board,
                                                 Chief Executive Officer and
                                                 Director

Zvi Barzilay                      53             President, Chief Operating
                                                 Officer and Director

Joel H. Rassman                   54             Senior Vice President,
                                                 Treasurer, Chief Financial
                                                 Officer and Director

Robert I. Toll, with his brother Bruce E. Toll, the Vice Chairman of the Board and a Director of the Company, co-founded the Company's predecessors' operations in 1967. He has been the Company's Chief Executive Officer and Chairman of the Board since the Company's inception.

Zvi Barzilay joined the Company as a project manager in 1980 and has been an officer of the Company since 1983. Mr. Barzilay was elected a Director of the Company in 1994. He has held the position of Chief Operating Officer since May 1998 and the position of President since November 1998.

Joel H. Rassman has been a Senior Vice President of the Company since joining the Company in 1984. Mr. Rassman has been a Director of the Company since 1996.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's common stock is principally traded on the New York Stock Exchange (Symbol: TOL). It is also listed on the Pacific Exchange.

The following table sets forth the price range of the Company's common stock on the New York Stock Exchange for each fiscal quarter during the two years ended
October 31, 1999.

                                  Three Months Ended
                 October 31  July 31     April 30   January 31
  1999
    High           $21 1/2    $23 7/16     $23 1/4    $25 7/16
    Low            $15 5/8    $19 13/16    $17 1/2      $21 5/8

  1998
    High           $30 1/2    $30 1/4     $31 5/8     $29
    Low            $17 3/8    $23 3/4     $26 7/16    $22 1/8

The Company has not paid any cash dividends on its common stock to date and expects that, for the foreseeable future, it will follow a policy of retaining earnings in order to finance the continued development of its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors. The Company's 8 3/4% Senior Subordinated Notes due 2006, 7 3/4% Senior Subordinated Notes due 2007, 8 1/8% Senior Subordinated Notes due 2009 and 8% Senior Subordinated Notes due 2009, contain restrictions on the amount of dividends the Company may pay on its common stock. In addition, the Company's Bank Revolving Credit Agreement requires the maintenance of minimum consolidated stockholders' equity which restricts the amount of dividends the Company may pay. As of October 31, 1999, under the most restrictive of these provisions, the Company could pay up to approximately $206,865,000 of cash dividends.

At October 31, 1999, there were approximately 741 record holders of the Company's common stock.


ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and housing data of the Company as of and for each of the five fiscal years ended October 31, 1999. It should be read in conjunction with the Consolidated Financial
Statements and Notes thereto, included in this report beginning at page F-1, and Management's Discussion and Analysis of Financial Condition and Results of
Operations, included in Item 7 of this report.

Summary Consolidated Income Statement Data (Amounts in thousands, except per share data)
                                             Year Ended October 31
                                 1999        1998      1997      1996      1995
Revenues                   $1,464,115  $1,210,816  $971,660  $760,707  $646,339
Income before income taxes,
  extraordinary item       $  162,750  $  134,293  $107,646  $ 85,793  $ 79,439
Income before
  extraordinary item       $  103,027  $   85,819  $ 67,847  $ 53,744  $ 49,932
Extraordinary loss            (1,461)     (1,115)  (2,772)
Net income                $  101,566  $   84,704  $ 65,075  $ 53,744  $ 49,932

EARNINGS PER SHARE
Basic
Income before
  extraordinary item      $     2.81  $    2.35  $   1.99  $   1.59  $   1.49
Extraordinary loss              (.04)      (.03)     (.08)
Net income                $     2.77  $    2.32  $   1.91  $   1.59  $   1.49
Weighted average number
  of shares outstanding       36,689     36,483    34,127    33,865    33,510

Diluted*
Income before
  extraordinary item      $     2.75  $    2.25  $   1.86  $   1.50  $   1.42
Extraordinary loss              (.04)      (.03)     (.07)
Net income                $     2.71  $    2.22  $   1.78  $   1.50  $   1.42
Weighted average number
  of shares outstanding       37,436     38,360    37,263    36,879    36,360

*Due to rounding, amounts may not add















Summary Consolidated Balance Sheet Data (Amounts in thousands)
                                                  October 31
                                 1999       1998       1997      1996      1995

Inventory                  $1,443,282 $1,111,223 $  921,595  $772,471  $623,830

Total assets               $1,668,062 $1,254,468 $1,118,626  $837,926  $692,457

Debt
  Loans payable            $  213,317 $  182,292 $  189,579  $132,109  $ 59,057
  Subordinated debt           469,418    269,296    319,924   208,415   221,226
  Collateralized mortgage
    obligations payable         1,145      1,384      2,577     2,816     3,912

  Total                    $  683,880 $  452,972 $  512,080  $343,340  $284,195

Shareholders' equity       $  616,334 $  525,756 $  385,252  $314,677  $256,659

Housing Data

Year ended October 31:          1999        1998       1997      1996      1995
  Number of homes
    closed                     3,555       3,099      2,517     2,109     1,825
  Sales value of homes
    closed
   (in thousands)         $1,438,171  $1,206,290   $968,253  $759,303  $643,017
  Number of homes
    contracted (1)             3,845       3,387      2,701     2,398     1,846
  Sales value of homes
    contracted
    (in thousands)(1)     $1,640,990  $1,383,093 $1,069,279  $884,677  $660,467
  As of October 31:
    Number of homes
      in backlog (1)           2,381       1,892      1,551     1,367     1,078
  Sales value of homes
    in backlog
   (in thousands)(1)      $1,067,685    $814,714  $ 627,220  $526,194  $400,820

(1) New contracts for fiscal 1999 and backlog as of October 31, 1999 include
$13,141,000 (46 homes) and $13,756,000 (54 homes), respectively, from an unconsolidated 50% owned joint venture.


Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth comparisons of certain income statement items related to the Company's operations (dollars in millions):
Year ended October 31,          1999             1998             1997
                            $         %    $         %        $        %
Home sales
  Revenues                  1,438.2        1,206.3             968.3
  Costs                     1,117.9   77.7   933.9    77.4     748.3    77.3
Land sales
  Revenues                     17.3
  Costs                        13.4   77.1

Interest and other              8.6            4.5               3.4

Total revenues              1,464.1         1210.8             971.7

Selling, general and
  administrative expense      130.2    8.9   106.7     8.8      86.3     8.9

Interest expense               39.9    2.7    35.9     3.0      29.4     3.0

Total costs and expenses    1,301.4   88.9 1,076.5    88.9     864.0    88.9

Operating income              162.7   11.1   134.3    11.1     107.7    11.1

Note: Percentages for selling, general and administrative expense, interest expense and total costs and expenses are based on total revenues.

FISCAL 1999 COMPARED TO FISCAL 1998

HOME SALES
Revenues from home sales for fiscal 1999 as compared to 1998 increased by approximately $232 million, or 19%. The increase in revenues was attributable to a 15% increase in the number of homes delivered and a 4% increase in the average price of the homes delivered. The increased number of homes delivered was due to the greater number of communities from which the Company was delivering homes in fiscal 1999 as compared to fiscal 1998, the larger backlog of homes at the beginning of 1999 as compared to the beginning of 1998 and an increase in the number of homes sold during fiscal 1999 over the number sold in fiscal 1998. Part of the increase in the number of communities was attributable to the acquisition of the homebuilding operations of the Silverman Companies in March 1999.

The increase in the average selling price per home delivered in fiscal 1999 as compared to fiscal 1998 was the result of a shift in the location of homes delivered to more expensive areas, changes in product mix to larger homes and increases in selling prices, offset in part by the delivery of lower priced products of the Silverman Companies.

The value of new sales contracts signed in fiscal 1999 amounted to $1.64 billion (3,845 homes) compared to $1.38 billion (3,387 homes) in fiscal 1998. The increase in the value of new contracts signed was primarily attributable to an increase in the number of communities in which the Company was offering homes for sale, an increase in the number of contracts signed per community and an increase in the average selling price of the homes (due primarily to the location, size and increase in base selling prices).

As of October 31, 1999, the backlog of homes under contract was $1.07 billion (2,381 homes), approximately 31% higher than the $815 million (1,892 homes) backlog as of October 31, 1998. The increase in backlog at October 31, 1999 was primarily attributable to the increase in the number of new contracts signed and price increases, as previously discussed.

Home costs as a percentage of home revenues increased in 1999 as compared to 1998. The increase was the result of the higher percentage of closings from some of the Company's newer markets (Arizona, Florida, Nevada, North Carolina, Texas and Michigan) in 1999, which generally had higher costs as a percentage of revenues as compared to the Company's more established markets. The Company also had higher inventory writeoffs in 1999 ($5.1 million) as compared to 1998 ($2.0 million). These cost increases were partially offset by lower costs as a percentage of revenues in the Company's more established markets resulting from increased selling prices and lower overhead costs.

LAND SALES

In March 1999, the Company acquired land for homes, apartments, retail, office and industrial space in the master planned community of South Riding, located in Loudoun County, Virginia. The Company will use some of the property for its own homebuilding operations and also will sell homesites and commercial parcels to other builders. Land sales revenues from South Riding, which amounted to $17.3 million in fiscal 1999, should continue for the next several years. INTEREST AND OTHER INCOME

The increase in interest and other income in fiscal 1999 as compared to fiscal 1998 was primarily the result of the Company's expansion of its ancillary businesses such as title insurance, mortgage operations and construction management.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

SG&A expenses for fiscal 1999 increased by $23.5 million over 1998. The increased spending was primarily attributable to the increased number of communities in which the Company was operating, the geographic expansion of the Company's homebuilding operations, the increase in the number of homes sold and the expansion of the Company's ancillary businesses. As a percentage of revenues, SG&A in fiscal 1999 was slightly higher than in 1998.

FISCAL 1998 COMPARED TO FISCAL 1997

Home Sales

Revenues from home sales of $1.2 billion for fiscal 1998 exceeded fiscal 1997 revenues by $238 million or 25%. The increase was primarily due to a 23% increase in the number of homes delivered. The increase in the number of homes delivered was the result of the higher backlog of homes at the beginning of fiscal 1998 as compared to the beginning of fiscal 1997 and an increase in the number of homes sold during fiscal 1998 over the number of homes sold in fiscal 1997. The Company signed $1.38 billion (3,387 homes) of new sales contracts in fiscal 1998, a 29% increase over the $1.07 billion (2,701 homes) of new sales contracts signed in fiscal 1997. The increase in new sales contracts signed in fiscal 1998 was the result of an increase in the average number of selling communities in 1998 compared to 1997, an increase in the number of homes sold per community and an increase in the average sales price per home. The increase in the number of selling communities was the result of the Company's expansion in its newer markets and its entry into the Las Vegas market in November 1997. The increase in the average sales price per home was the result of the shift in the location of homes sold to more expensive areas, a change in product mix to larger homes, an increase in base selling prices and an increase in the total price of options that homebuyers selected.

Home costs were higher as a percentage of home revenues in fiscal 1998 as compared to fiscal 1997 due to increased material costs and increased costs in the Company's newer markets resulting from generally higher construction costs as a percentage of selling price, and the relatively less efficient construction and construction-related activities, in these markets. Although the Company became more efficient in its newer markets during fiscal 1998, as compared to fiscal 1997, the increase in revenues from these newer markets as a percentage of total revenues resulted in the increase in the overall percentage of land and construction costs as a percentage of revenues. These increases were partially offset by decreased land and land development costs and decreased overhead costs.

SG&A amounted to $106.7 million in fiscal 1998, a 24% increase over the $86.3 million spent in fiscal 1997. The increase in spending was primarily attributable to the increase in the number of homes delivered, the increased number of selling communities and the Company's continued geographic expansion. As a percentage of revenues, SG&A declined slightly in fiscal 1998 as compared to fiscal 1997 due to revenues increasing at a faster rate then spending.

INTEREST EXPENSE

The Company determines interest expense on a specific lot-by-lot basis for its homebuilding operations and on a parcel-by-parcel basis for its land sales. As a percentage of total revenues, interest expense will vary depending on many factors including the period of time that the land was owned, the length of time that the homes delivered during the period were under construction, and the interest rates and the amount of debt carried by the Company in proportion to the amount of its inventory during those periods. As a percentage of total revenues, interest expense was lower in fiscal 1999 as compared to 1998 and 1997.

INCOME TAXES

Income taxes for fiscal 1999, 1998, and 1997 were provided at effective rates of 36.7%, 36.1% and 37.0%, respectively.

EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT

In January 1999, the Company called for redemption all of its outstanding 9 1/2% Senior Subordinated Notes due 2003 at 102% of principal amount plus accrued interest. The redemption resulted in the recognition of an extraordinary loss in 1999 of $1,461,000, net of $857,000 of income tax benefit. The loss represented the redemption premium and a write-off of unamortized deferred issuance costs.

In February 1998, the Company entered into a five-year bank credit facility. The Company recognized an extraordinary charge in 1998 of $1,115,000, net of $655,000 of income tax benefit, related to the retirement of its previous revolving credit agreement and prepayment of $62 million of fixed rate long-term bank loans.

In January 1997, the Company called for redemption all its outstanding 10 1/2% Senior Subordinated Notes due 2002 at 103% of principal amount plus accrued interest. The redemption resulted in an extraordinary loss in 1997 of $2,772,000, net of $1,659,000 of income tax benefit.

CAPITAL RESOURCES AND LIQUIDITY

Funding for the Company's operations has been principally provided by cash flows from operations, unsecured bank borrowings and, from time to time, the public debt and equity markets.

Cash flow from operations, before inventory additions, has improved as operating results have improved. The Company anticipates that the cash flow from operations, before inventory additions, will continue to improve as a result of an increase in revenues from the delivery of homes from its existing backlog as well as from new sales contracts and from land sales. The Company has used the cash flow from operations, bank borrowings and public debt to acquire additional land for new communities, to fund additional expenditures for land development and construction costs needed to meet the requirements of the increased backlog and continuing expansion of the number of communities in which the Company is offering homes for sale, and to reduce debt. The Company expects that inventories will continue to increase and is currently negotiating and searching for additional opportunities to obtain control of land for future communities. The Company has a $440 million unsecured revolving credit facility with fifteen banks which extends through February 2003. As of October 31, 1999, the Company had $80 million of loans and approximately $34 million of letters of credit outstanding under the facility.

The Company believes that it will be able to fund its activities through a combination of existing cash reserves, operating cash flow and other sources of credit similar in nature to those the Company has accessed in the past.

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

Housing demand, in general, is adversely affected by increases in interest costs, as well as in housing costs. Interest rates, the length of time that land remains in inventory, and the proportion of inventory that is financed affect the Company's interest costs. If the Company is unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, affecting prospective buyers' ability to adequately finance a home purchase, the Company's revenues, gross margins and net income would be adversely affected. Increases in sales prices, whether the result of inflation or demand, may affect the ability of prospective buyers to afford a new home.

YEAR 2000 READINESS DISCLOSURE

The Company has assessed its operating systems, computer software applications, computer equipment and other equipment with embedded electronic circuits ("Programs") that it currently uses to identify whether they are Year 2000 compliant and, if not, what steps are needed to bring them into compliance. The Company expects that all material Programs will be Year 2000 compliant by the end of calendar 1999.

The costs incurred and expected to be incurred regarding Year 2000 compliance have been, and are expected to be, immaterial to the results of operations and financial position of the Company. Costs related to Year 2000 compliance are expensed as incurred.

The Company has been reviewing whether its significant subcontractors, suppliers, financial institutions and other providers of goods and services ("Providers") are Year 2000 compliant. The Company is not aware of any Providers that do not expect to be compliant; however, the Company has no means of ensuring that its Providers will be Year 2000 ready. The inability of Providers to be Year 2000 ready in a timely fashion could have an adverse impact on the Company. The Company plans to respond to any such contingency involving any of its Providers by seeking to utilize alternative sources for such goods and services, where practicable. In addition, widespread disruptions in the national or international economy, including, for example, disruptions affecting financial markets, commercial and investment banks, governmental agencies and utility services, such as heat, lights, power and telephones, could also have an adverse impact on the Company. The likelihood and effects of such disruptions are not determinable at this time.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, listed in Item 14(a)(1) and
(2), which appear at pages F-1 through F-19 of this report.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following is incorporated herein by reference:

     the information in Part I, Item 4 of this report immediately following the caption "Executive Officers of the Registrant";

     the information in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement") immediately following the caption "Election of Three Directors for Terms Ending 2003" to but not including the subcaption "Election of Three Directors for terms Ending 2003
     - Meetings and Committees of the Board of Directors"; and

     the information in the 2000 Proxy Statement immediately following the caption "Section 16(a) Beneficial Ownership Reporting Compliance" to but not including the caption "Certain Transactions".

ITEM 11. EXECUTIVE COMPENSATION

The following information is incorporated herein by reference:

     the information in the 2000 Proxy Statement in the section captioned "Proposal One - Election of Three Directors for Terms Ending 2003 - Compensation of Directors", and

     the information in the 2000 Proxy Statement immediately following the caption "Executive Compensation" to but not including the sub-caption "Executive Compensation - Formation of Real Estate Entities".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the 2000 Proxy Statement immediately following the sub-caption "Voting Securities and Security Ownership - Security Ownership of Principal Stockholders and Management" to but not including the caption "Proposal One - Election of Three Directors for Terms Ending 2003" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information is incorporated herein by reference:

     the information in the 2000 Proxy Statement in the section sub-captioned "Executive Compensation - Formation of Real Estate Entities";

     the information in the 2000 Proxy Statement immediately following the caption "Certain Transactions" to but not including the caption "Stockholder Proposals"; and

     the information in the 2000 Proxy Statement immediately following the sub-caption "Executive Compensation - Compensation Committee Interlocks and Insider Participation" to but not including the sub-caption "Executive Compensation - Formation of Real Estate Entities".

                               PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Financial Statement Schedule

  1. Financial Statements
                                                            Page

       Report of Independent Auditors                        F-1
       Consolidated Statements of Income for the
        Years Ended October 31, 1999, 1998 and 1997          F-2
        Consolidated Balance Sheets as of
             October 31, 1999 and 1998                       F-3
        Consolidated Statements of Cash Flows for the
        Years Ended October 31, 1999, 1998 and 1997          F-4
        Notes to Consolidated Financial Statements        F-5 - F-17
        Summary Consolidated Quarterly Financial Data        F-18

  2. Financial Statement Schedule

       Schedule II -   Valuation and Qualifying Accounts
                   for the Years Ended October 31,
                   1999, 1998 and 1997                      F-19

       Schedules not listed above have been omitted because they are either not applicable or the required information is included in the financial statements or notes thereto.

  3. Exhibits

       The following exhibits are included with this report or incorporated herein by reference:

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

        4.4 Authorizing Resolutions, dated as of November 6, 1996, relating to the $100,000,000 principal amount of 8 3/4% Senior Subordinated Notes of Toll Corp. due 2006, guaranteed on a Senior Subordinated Basis by Toll Brothers, Inc., is hereby incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on November 15, 1996 with the Securities and Exchange Commission.

       Exhibit
       Number                                 Description

        4.5 Authorizing Resolutions, dated as of September 16, 1997, relating to the $100,000,000 principal amount of 7 3/4% Senior Subordinated Notes due 2007 of Toll Corp., guaranteed on a Senior Subordinated basis by Toll Brothers, Inc. is hereby incorporated by reference to Exhibit 4.5 of the Registrant's Form 10-K for the fiscal year ended October 31, 1997.

        4.6 Authorizing Resolutions, dated as of January 22, 1999, relating to the $170,000,000 principal amount of 8.125% Senior Subordinated Notes of Toll Corp. Due 2009, guaranteed on a Senior Subordinated basis by Toll Brothers, Inc., is hereby incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on January 25, 1999 with the Securities and Exchange Commission.

        4.7 Authorizing Resolutions, dated as of April 13, 1999, relating to $100,000,000 principal amount of 8% Senior Subordinated Notes of Toll Corp. Due 2009, guaranteed on a Senior Subordinated basis by Toll Brothers, Inc. is hereby incorporated by reference to
            Exhibit 4.1 of the Registrant's Form 8-K filed on April 14, 1999 with the Securities and Exchange Commission.

        4.8 Rights Agreement dated as of June 12, 1997 by and between the Company and ChaseMellon Shareholder Service, L.L.C., as Rights Agent, is hereby incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8A dated June 20, 1997.
        4.9 Amendment to Rights Agreement dated as of July 31, 1998, by and between the Company and ChaseMellon Shareholder Service, L.L.C. as Rights Agent incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A/A dated August 21, 1998.

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

       Exhibit
       Number                                 Description

       10.2*        Toll Brothers, Inc. Amended and Restated Stock Option Plan
                    (1986), as amended and restated by the Registrant's Board of Directors on February 24, 1992 and adopted by its shareholders on April 6, 1992, is hereby incorporated by reference to Exhibit 19(a) of the Registrant's Form 10-Q for the quarterly period ended April 30, 1992.

       10.3* Toll Brothers, Inc. Amended and Restated Stock Purchase Plan is hereby incorporated by reference to Exhibit 4 of the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 4, 1987, File No. 33-16250.

       10.4* Toll Brothers, Inc. Key Executives and Non-Employee Directors Stock Option Plan (1993) is hereby incorporated by reference to Exhibit 10.1 of the Registrant's Form 8K filed with the Securities and Exchange Commission on May 25, 1994.

       10.5* Amendment to the Toll Brothers, Inc. Key Executives and Non-Employee Directors Stock Option Plan (1993) is hereby incorporated by reference to Exhibit 10.2 of the Registrant's's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995.

       10.6* Toll Brothers, Inc. Cash Bonus Plan is hereby incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 25, 1994.

       10.7* Amendment to the Toll Brothers, Inc. Cash Bonus Plan dated May 29, 1996 is hereby incorporated by reference to Exhibit
                    10.7 of the Registrant's Form 10-K for the year ended October 31, 1996.

       10.8* Amendment to the Toll Brothers, Inc. Cash Bonus Plan dated December 10, 1998.

       10.9*        Toll Brothers, Inc. Stock Option and Incentive Stock Plan
                    (1995) is hereby incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995.

       10.10* Amendment to the Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) dated May 29, 1996 is hereby incorporated by reference to Exhibit 10.9 the Registrant's Form 10-K for the year ended October 31, 1997.

       Exhibit
       Number                                 Description

       10.11* Toll Brothers, Inc. Stock Incentive Plan (1998) is hereby incorporated by reference to Exhibit 4 of the Registant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 25, 1998, File No. 333-57645.

       10.12* Stock Redemption Agreement between the Registrant and Robert I. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.7 of the Registrants Form 10-K for the year ended October 31, 1995.

       10.13*       Stock Redemption Agreement between the Registrant and Bruce
                    E. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.8 of the Registrants Form 10-K for the year ended October 31, 1995.

       10.14* Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll regarding Mr. Toll's resignation and related matters is hereby incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998.

       10.15* Consulting and Non-Competition Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll is hereby incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998.

       10.16* Agreement between the Registrant and Joel H. Rassman, dated June 30, 1988, is hereby incorporated by reference to
                    Exhibit 10.8 of Toll Corp.'s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 9, 1988, File No. 33-23162.

       12   Statement RE: Computation of Ratios of Earnings to Fixed
            Charges.

       22   Subsidiaries of the Registrant.

       23   Consent of Independent Auditors.

       27   Financial Data Schedule.

*This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

(b)         Reports on Form 8-K

            During the fourth quarter of the fiscal year ended October 31,1999, the Company did not file a current report on Form 8-K.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Lower Moreland, Commonwealth of Pennsylvania on December 13, 1999.

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

  Signature                        Title                       Date


 /s/ Robert I. Toll         Chairman of the Board         December 13, 1999
 Robert I. Toll             of Directors and
                            Chief Executive Officer
                           (Principal Executive Officer)


 /s/ Bruce E. Toll          Vice Chairman of the Board    December 13, 1999
 Bruce E. Toll              and Director


 /s/ Zvi Barzilay           President, Chief Operating    December 13, 1999
 Zvi Barzilay               Officer and Director


 /s/ Joel H. Rassman        Senior Vice President,        December 13, 1999
 Joel H. Rassman            Treasurer, Chief Financial
                            Officer and Director
                           (Principal Financial Officer)


 /s/ Joseph R. Sicree       Vice President and            December 13, 1999
 Joseph R. Sicree           Chief Accounting Officer
                           (Principal Accounting Officer)

  Signature                        Title                    Date


 /s/ Robert S. Blank             Director              December 13, 1999
 Robert S. Blank


 /s/ Richard J. Braemer          Director              December 13, 1999
 Richard J. Braemer


 /s/ Roger S. Hillas             Director              December 13, 1999
 Roger S. Hillas


 /s/ Carl B. Marbach             Director              December 13, 1999
 Carl B. Marbach


 /s/ Paul  E. Shapiro            Director              December 13, 1999
 Paul E. Shapiro

REPORT OF INDEPENDENT AUDITORS
The Board of Directors and Shareholders
Toll Brothers, Inc.

We have audited the accompanying consolidated balance sheets of Toll Brothers, Inc. and subsidiaries at October 31, 1999 and 1998, and the related consolidated statements of income, and cash flows for each of the three years in the period ended October 31, 1999. Our audits also included the financial statement schedule listed in the Index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toll Brothers, Inc. and subsidiaries at October 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             /s/  Ernst & Young LLP


Philadelphia, Pennsylvania
December 13, 1999


CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

                                                     Year Ended October 31
                                                   1999         1998       1997
Revenues:
  Home sales                                   $1,438,171  $1,206,290  $968,253
  Land sales                                       17,345
  Interest and other                                8,599       4,526     3,407
                                                1,464,115   1,210,816   971,660
Costs and expenses:
  Home sales                                    1,117,872     933,853   748,323
  Land sales                                       13,375
  Selling, general and administrative             130,213     106,729    86,301
  Interest                                         39,905      35,941    29,390
                                                1,301,365   1,076,523   864,014
Income before income taxes and
  extraordinary loss                              162,750     134,293   107,646
Income taxes                                       59,723      48,474    39,799
Income before extraordinary loss                  103,027      85,819    67,847
Extraordinary loss                                 (1,461)     (1,115)   (2,772)
Net income                                     $  101,566   $  84,704  $ 65,075

Earnings per share
Basic:
   Income before extraordinary loss            $     2.81   $    2.35  $   1.99
   Extraordinary loss                                (.04)       (.03)     (.08)
   Net income                                  $     2.77   $    2.32  $   1.91

Diluted:*
   Income before extraordinary loss                  2.75   $    2.25  $   1.86
   Extraordinary loss                                (.04)       (.03)     (.07)
   Net income                                  $     2.71   $    2.22  $   1.78

Weighted average number of shares
   Basic                                           36,689      36,483    34,127
   Diluted                                         37,436      38,360    37,263

* Due to rounding, the amounts may not add.




                       See accompanying notes.


CONSOLIDATED BALANCE SHEETS (Amounts in thousands)



                                                               October 31
                                                            1999      1998
ASSETS
  Cash and cash equivalents                           $   96,484 $   80,143
  Inventory                                            1,443,282  1,111,223
  Property, construction and office
   equipment, net                                         19,633     14,425
  Receivables, prepaid expenses and other
   assets                                                 87,469     42,676
  Investments in unconsolidated entities                  21,194      6,001
                                                      $1,668,062 $1,254,468

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Loans payable                                       $  213,317 $  182,292
  Subordinated notes                                     469,418    269,296
  Customer deposits on sales contracts                    82,495     69,398
  Accounts payable                                        84,777     58,081
  Accrued expenses                                       141,835     98,833
  Income taxes payable                                    59,886     50,812
    Total liabilities                                  1,051,728    728,712

Stockholders' equity
  Preferred stock, none issued
  Common stock, 37,035 and 37,011 shares
   issued at October 31, 1999 and 1998, respectively         365        369
  Additional paid-in capital                             105,239    106,099
  Retained earnings                                      522,665    421,099
  Treasury stock, at cost-581 shares and 76 shares
   at October 31, 1999 and 1998, respectively            (11,935)    (1,811)
  Total stockholders' equity                             616,334    525,756
                                                      $1,668,062 $1,254,468


                     See accompanying notes.



CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands)

                                                         Year Ended October 31
                                                        1999      1998     1997
Cash flows from operating activities:
  Net income                                        $101,566  $ 84,704   65,075
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                      6,594     5,611    4,055
    Extraordinary loss from extinguishment of debt     2,318     1,770    4,431
    Deferred tax provision                             1,569       324    3,332
  Changes in operating assets and liabilities, net of
    assets and liabilities acquired:
    Increase in inventory                           (282,764) (179,132)(120,280)
    Increase in receivables, prepaid
       expenses and other assets                     (32,524)  (11,862)  (3,750)
    Increase in customer deposits on sales contracts  11,557    16,700    9,311
    Increase in accounts payable and accrued expenses 62,769    35,265   25,259
    Increase in current income taxes payable           8,045     5,912    5,722
   Net cash used in operating activities            (120,870)  (40,708)  (6,845)

Cash flows from investing activities:
  Purchase of property and equipment, net             (8,331)   (2,834)  (5,329)
  Acquisition of company, net of cash acquired       (11,090)
  Investment in unconsolidated entities              (15,193)   (6,001)
    Net cash used in investing activities            (34,614)   (8,835)  (5,329)

Cash flows from financing activities:
  Proceeds from loans payable                        177,500    55,000  145,000
  Principal payments of loans payable               (187,551)  (74,416)(116,613)
  Net proceeds from issuance of subordinated notes   267,716            195,700
  Redemption of subordinated notes                   (71,359)           (90,434)
  Proceeds from stock-based benefit plans              2,223     4,874    3,205
  Purchase of treasury stock                         (16,704)   (3,347)
    Net cash provided by (used in)                   171,825   (17,889) 136,858
       financing activities
Net increase (decrease) in cash and cash equivalents  16,341   (67,432) 124,684
Cash and cash equivalents, beginning of year          80,143   147,575   22,891
Cash and cash equivalents, end of year              $ 96,484  $ 80,143 $147,575

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

Income Recognition
The Company is primarily engaged in the development, construction and sale of residential homes. Revenues and cost of sales are recorded at the time each home sale is closed and title and possession have been transferred to the buyer. Closing normally occurs shortly after construction is substantially completed.

Cash and Cash Equivalents
Liquid investments or investments with original maturities of three months or less are classified as cash equivalents. The carrying value of these investments approximates their fair value.

Property, Construction and Office Equipment
Property, construction and office equipment are recorded at cost and are stated net of accumulated depreciation of $25,761,000 and $21,938,000 at October 31, 1999 and 1998, respectively. Depreciation is recorded by using the straight-line method over the estimated useful lives of the assets.

Inventories

Inventories are stated at the lower of cost or fair value. In addition to direct land acquisition, land development and home construction costs, costs include interest, real estate taxes and direct overhead costs related to development and construction, which are capitalized to inventories during the period beginning with the commencement of development and ending with the completion of construction.

Land, land development and related costs are amortized to cost of homes closed based upon the total number of homes to be constructed in each community. Home construction and related costs are charged to cost of homes closed under the specific identification method.

The Company capitalizes certain project marketing costs and charges them against income as homes are closed.
Treasury Stock

Treasury stock is recorded at cost. Re-issuances of treasury stock are accounted for on a first-in, first out basis. Differences between the cost of treasury shares and the re-issuance proceeds are charged to additional paid-in capital.

Acquisition

In March 1999, the Company acquired the homebuilding operations of the Silverman Companies, a Detroit, Michigan homebuilder and developer of luxury apartments, for cash and the assumption of debt. The Silverman Companies owned or controlled approximately 1,800 homesites and interests in over 1,000 existing and prospective apartments. The acquisition of the Silverman apartment assets is expected to be completed during the first half of fiscal 2000. The acquisition price is not material to the financial position of the Company.
Segment Reporting

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the manner in which public enterprises report information about operating segments. The Company has determined that its operations primarily involve one reportable segment, homebuilding.

2.  Inventory

Inventory consisted of the following(amounts in thousands):
                                        October 31
                                         1999         1998
Land and land development costs        $506,869     $298,948
Construction in progress                794,599      693,971
Sample homes                             57,995       47,520
Land deposits and costs of
   future development                    55,575       50,174
Deferred marketing costs                 28,244       20,610
                                     $1,443,282   $1,111,223

Construction in progress includes the cost of homes under construction, land and land development costs and the carrying cost of lots that have been substantially improved.

For the years ended October 31, 1999, 1998, and 1997, the Company provided for inventory writedowns and the expensing of costs which it believed not to be recoverable of $5,092,000, $2,010,000, and $2,048,000, respectively.

Interest capitalized in inventories is charged to interest expense when the related inventories are closed.  Changes in capitalized interest for the three years ended October 31, 1999 were as follows(amounts in thousands):
                                            1999        1998         1997
  Interest capitalized,
     beginning of year                   $ 53,966    $ 51,687      $ 46,191
  Interest incurred                        51,396      38,331        35,242
  Interest expensed                       (39,905)    (35,941)      (29,390)
  Write-off to cost
     and expenses                            (473)       (111)         (356)
  Interest capitalized,
     end of year                         $ 64,984    $ 53,966      $ 51,687

3.  Loans Payable and Subordinated Notes

Loans payable consisted of the following(amounts in thousands):
                                                         October 31
                                                           1999        1998
Revolving credit facility due February 2003             $ 80,000    $ 50,000
Term loan due July 2001                                   56,000      56,000
Term loan due March 2002                                  50,000      50,000
Other                                                     27,317      26,292
                                                        $213,317    $182,292

The Company has a $440,000,000 unsecured revolving credit facility with fifteen banks which extends through February 2003. Interest is payable on borrowings at
 .575% above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. The Company fixed the interest rate on $20,000,000 of borrowing at 6.39% until March 2002 through an interest rate swap with a bank. Had the Company not entered into the interest rate swap, the interest rate on this borrowing would have been 6% at October 31, 1999. As of October 31, 1999, letters of credit and obligations under escrow agreements of $34,444,000 were outstanding. The agreement contains various covenants, including financial covenants related to consolidated stockholders' equity, indebtedness and inventory. The agreement requires the Company to maintain a minimum consolidated stockholders' equity which restricts the payment of cash dividends and the repurchase of Company stock to approximately $206,865,000 as of October 31, 1999.

The Company borrowed $56,000,000 from six banks at a fixed interest rate of 7.91% repayable in July 2001. The Company borrowed $50,000,000 from three banks at a fixed rate of 7.72% repayable in March 2002. Both loans are unsecured and the agreements contain substantially the same financial covenants as the Company's revolving credit facility.

The carrying value of the loans payable approximates their estimated fair value.
Subordinated notes consisted of the following(amounts in thousands):
                                                              October 31,
                                                           1999         1998
   9 1/2% Senior Subordinated Notes,
      due March 15,2003                                             $ 69,960
   8 3/4% Senior Subordinated Notes
      due November 15, 2006                             $100,000     100,000
   7 3/4% Senior Subordinated Notes
      due September 15, 2007                             100,000     100,000
   8 1/8% Senior Subordinated Notes
      due February 1, 2009                               170,000
   8% Senior Subordinated Notes
      due May 1, 2009                                    100,000
    Bond discount                                           (582)       (664)
                                                        $469,418    $269,296

All issues of senior subordinated notes are subordinated to all senior indebtedness of the Company. The indentures restrict certain payments by the Company including cash dividends and the repurchase of Company stock. The notes are redeemable in whole or in part at the option of the Company at various prices on or after November 15, 2001 with regard to the 8 3/4% notes, on or after September 15, 2002 with regard to the 7 3/4% notes, on or after February 1, 2004 with regard to the 8 1/8% notes, and on or after May 1, 2004 with regard to the 8% notes.

As of October 31, 1999, the aggregate fair value of all the outstanding subordinated notes, based upon their quoted market prices, was approximately $440,150,000.

The annual aggregate maturities of the Company's loans and notes during the next five fiscal years are: 2000 - $12,453,000; 2001 - $66,767,000; 2002 -
$52,065,000;  2003 - $82,032,000 and 2004 - $0.

4.  Income taxes

The Company's estimated combined federal and state tax rate before providing for the effect of permanent book-tax differences ("Base Rate") was 37% in 1999 and 1998, and 37.5% in 1997. The decrease in the Base Rate was due to a decrease in the Company's estimated effective state tax rate. The effective tax rates in 1999, 1998, and 1997 were 36.7%, 36.1% and 37.0%, respectively. The primary differences between the Company's Base Rate and effective tax rate were tax-free income, and in 1998, an adjustment due to the recomputation of the Company's deferred tax liability resulting from the change in the Company's estimated Base Rate and the deductibility of certain expenses at a higher basis for tax purposes than for book purposes.

The provisions for income taxes for each of the three years ended October 31,
1999 were as follows (amounts in thousands):
                                    1999     1998      1997
   Federal                        $54,874  $44,865   35,812
   State                            4,849    3,609    3,987
                                  $59,723  $48,474  $39,799

  Current                         $58,154  $48,150  $36,467
  Deferred                          1,569      324    3,332
                                  $59,723  $48,474  $39,799

The components of income taxes payable consisted of the following (amounts in thousands):
                                          October 31
                                         1999      1998
   Current                             $40,772   $33,267
   Deferred                             19,114    17,545
                                       $59,886   $50,812

The components of net deferred taxes payable consisted of the following
(amounts in thousands):
                                           October 31
                                         1999       1998
   Deferred tax liabilities:
     Capitalized interest              $21,204   $18,915
     Deferred expenses                   7,640     6,299
       Total                            28,844    25,214
   Deferred tax assets:
     Inventory valuation reserves        2,193     2,292
     Inventory valuation differences     1,763     1,727
     Accrued expenses
       deductible when paid                271       342
     Other                               5,503     3,308
       Total                             9,730     7,669
   Net deferred tax liability          $19,114   $17,545


5.  Stockholders' Equity

The Company's authorized capital stock consists of 45,000,000 shares of Common Stock, $.01 par value per share, and 1,000,000 shares of Preferred Stock, $.01 par value per share. The Company's Certificate of Incorporation, as amended, authorizes the Board of Directors to increase the number of authorized shares of Common Stock to 100,000,000 shares and the number of shares of authorized Preferred Stock to 15,000,000 shares.
Changes in stockholders' equity for the three years ended October 31, 1999 were as follows (amounts in thousands):

                                      Additional
                             Common Stock   Paid-In  Retained  Treasury
                            Shares   Amount Capital  Earnings    Stock   Total
[S]                        [C]       [C]   [C]       [C]       [C]     [C]
Balance, November 1, 1996   33,919    $339  $43,018  $271,320  $   -  $314,677
  Net Income                                           65,075           65,075
  Exercise of stock options    218       2    3,121                      3,123
  Executive bonus awards       134       2    2,293                      2,295
  Employee stock plan
   purchases                     4               82                         82
Balance, October 31, 1997   34,275     343   48,514   336,395      -   385,252
  Net income                                           84,704           84,704
  Purchase of treasury stock  (133)     (1)                    (3,346)  (3,347)
  Exercise of stock options    285       3    3,240             1,405    4,648
  Executive bonus award        161       1    3,563                      3,564
  Employee stock plan
   purchases                    10               93               130      223
Conversion of debt           2,337      23   50,689                     50,712
Balance, October 31, 1998   36,935     369  106,099   421,099  (1,811) 525,756
  Net income                                          101,566          101,566
  Purchase of treasury stock  (801)     (8)                   (16,696) (16,704)
  Exercise of stock options    177       2   (1,143)            3,699    2,558
  Executive bonus award        106       1      342             2,119    2,462
  Employee stock plan
   purchases                    12              (15)              221      206
  Contribution to employee
   401(k) Plan                  25       1      (44)              533      490
Balance, October 31, 1999   36,454 $   365 $105,239 $522,665$( 11,935)$616,334

Stockholder Rights Plan

The Company's stockholder rights plan, as amended, provides for a dividend of one right for each share of Common Stock of the Company to all stockholders of record at the close of business on July 11, 1997. The rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire beneficial ownership of 15% or more of the Common Stock of the Company subsequent to July 11, 1997. If any person acquires 15% or more of the Common Stock of the Company, each right, will entitle the holder to acquire, upon payment of the exercise price of the right (presently $100), Common Stock of the Company having a market value equal to twice the right's exercise price. If, after a person has acquired 15% or more of the outstanding Common Stock of the Company, the Company is acquired in a merger or other business combination, or 50% or more of its assets or earning power is sold or transferred in one transaction or a series of related transactions, each right becomes a right to acquire common shares of the other party to the transaction having a value equal to twice the exercise price of the right. Rights are redeemable at $.001 per right by action of the Board of Directors at any time prior to the tenth day following the public announcement that a person or group, has acquired beneficial ownership of 15% or more of the Common Stock of the Company. Unless earlier redeemed, the rights will expire on July 11, 2007.

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

In April 1997, the Company's Board of Directors authorized the repurchase of up to 3,000,000 shares of its Common Stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. As of October 31, 1999, the Company had repurchased 935,000 shares of which 354,000 shares have been re-issued under its various employee benefit plans.

6. Stock-Based Benefit Plans

Stock-Based Compensation Plans

The Company accounts for its stock option plans according to Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, no compensation costs are recognized upon issuance or exercise of stock options.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"("FAS 123"), requires the disclosure of the estimated value of employee option grants and their impact on net income using option pricing models which are designed to estimate the value of options which, unlike employee stock options, can be traded at any time and are transferable. In addition to restrictions on trading, employee stock options may include other restrictions such as vesting periods. Further, such models require the input of highly subjective assumptions including the expected volatility of the stock price. Therefore, in management's opinion, the existing models do not provide a reliable single measure of the value of employee stock options.

At October 31, 1999, the Company's stock-based compensation plans consisted of its four stock option plans. Net income and net income per share as reported in these consolidated financial statements and on a pro forma basis, as if the fair-value based method described in FAS 123 had been adopted, were as follows
(in thousands, except per share amounts):
                                                     Year Ended October 31,
                                                   1999      1998      1997
Net income                       As reported     $101,566  $84,704   $65,075
                                 Pro forma         93,402  $72,841   $60,068
Basic net income per share       As reported     $   2.77  $  2.32   $  1.91
                                 Pro forma       $   2.55  $  2.00   $  1.76
Diluted net income per share     As reported     $   2.71  $  2.22   $  1.78
                                 Pro forma       $   2.50  $  1.91   $  1.65
Weighted-average grant date fair
value per share of options granted               $  10.98  $ 12.01   $  9.37

For the purposes of providing the pro forma disclosures, the fair value of options granted was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in each of the three fiscal years ended October 31, 1999.

                                           1999        1998        1997
Risk-free interest rate                    6.14%       4.68%       5.87%
Expected life                              7.1 years   7.2 years   7 years
Volatility                                 34.9%       35.1%       37.5%
Dividends                                  none        none        none

The effects of applying FAS 123 for the purposes of providing pro forma disclosures may not be indicative of the effects on reported net income and net income per share for future years, as the pro forma disclosures include the effects of only those awards granted on or after November 1, 1995.

Stock Option Plans

The Company's four stock option plans for employees, officers and non-employee directors provide for the granting of incentive stock options and non-statutory options with a term of up to ten years at a price not less than the market price of the stock at the date of grant. The Company's Stock Option and Incentive Stock Plan (1995) provides for automatic increases each January 1 in the number of shares available for grant by 2% of the number of shares outstanding (including treasury shares). The Company's Stock Incentive Plan (1998) provides for automatic increases each November 1 in the number of shares available for grant by 2.5% of the number of shares outstanding (including treasury shares). The 1995 Plan and the 1998 Plan restrict the number of options available for grant in a year to a maximum of 2,500,000 shares and the number of options that may be granted in a calendar year in each plan to the lesser of the number of shares available for grant or 2,500,000 shares. No additional options may be granted under the Company's Stock Option Plan (1986).

The following summarizes stock option activity for the four plans during the three years ended October 31, 1999:
                                        Number             Weighted Average
                                      of Options            Exercise Price
Outstanding,
  November 1, 1996                    2,871,825               $ 14.52
Granted                               1,090,400                 19.30
Exercised                              (218,601)                11.54
Cancelled                               (59,449)                19.64
Outstanding,
  October 31, 1997                    3,684,175               $ 16.03
Granted                               1,720,575                 26.41
Exercised                              (293,015)                14.04
Cancelled                              (169,217)                22.85
Outstanding,
  October 31, 1998                    4,942,518               $ 19.53
Granted                               1,252,800                 22.81
Exercised                              (176,470)                11.39
Cancelled                              (127,255)                22.97
Outstanding,
  October 31, 1999                    5,891,593               $ 20.40

Options exercisable and their weighted average exercise price as of October 31, 1999, 1998 and 1997 were 3,736,905 shares and $18.93, 3,286,706 shares and
$17.90, and 2,336,186 shares and $13.99, respectively.

Options available for grant at October 31, 1999, 1998 and 1997 under all the plans were 3,188,657, 3,893,663, and 2,412,372, respectively.

The following table summarizes information about stock options outstanding at
October 31, 1999:
                        Options Outstanding           Options Exercisable

                              Weighted-
                              Average      Weighted-               Weighted-
 Range of                     Remaining    Average                 Average
 Exercise        Number       Contractual  Exercise   Number       Exercise
 Prices          Outstanding  Life         Price      Exercisable  Price
                              (in years)
$ 9.94 -$15.88    1,339,050         3.5     $12.41    1,339,050     $12.41
 17.13 - 20.25    1,788,768         6.5      19.33    1,338,293      19.23
 22.31 - 25.56    2,066,275         8.7      23.92      362,062      24.45
 27.44 - 29.50      697,500         8.2      28.01      697,500      28.01
$ 9.94 -$29.50    5,891,593         6.8     $20.40    3,736,905     $18.93

Bonus Award Shares

Under the terms of the Company's Cash Bonus Plan covering Robert I. Toll, Mr. Toll is entitled to receive cash bonus awards based upon the pretax earnings and stockholders' equity of the Company. In December 1998, Mr. Toll and the Board of Directors agreed that any bonus payable for each of the three fiscal years ended October 31, 2001 will be made (except for specific conditions) in shares of the Company's Common Stock using the value of the stock as of the date of the agreement ($24.25 per share). The stockholders approved the plan at the Company's 1999 Annual Meeting. The Company recognized compensation expense in 1999 of $1,395,000 which represented the fair market value of the shares issued to Robert. I. Toll (79,686 shares). On October 31, 1999, the closing price of the Company's Common Stock on the New York Stock Exchange was $17.50.

In May 1996, the Board of Directors, Robert I. Toll and Bruce E. Toll agreed to a similar type of plan and payment arrangement for each of the three fiscal years ended October 31, 1998 based upon the value of the Company's Common Stock on the date of the agreement ($17.125 per share). The stockholders approved the plan at the Company's 1997 Annual Meeting. In March 1998, in connection with Bruce E. Toll's withdrawal from the day-to-day operations of the business, the Board of Directors and Bruce E. Toll agreed to modify his cash bonus award whereby his 1998 cash bonus award would be paid in cash and the amount would be calculated based upon 50% of the estimated bonus that would have been earned. The Company recognized $3,944,000 as compensation expense in 1998 which represented the fair market value of the shares issued to Robert I. Toll (106,186 shares) and the cash bonus paid to Bruce E. Toll. Robert I. Toll and Bruce E. Toll received 80,547 shares each for their 1997 bonus award. The 1997 award had a fair market value of $3,564,000 which the Company recognized as compensation expense in 1997.

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan enables substantially all employees to purchase the Company's Common Stock for 95% of the market price of the stock on specified offering dates or at 85% of the market price of the stock on specified offering dates subject to restrictions. The plan, which terminates in December 2001, provides that 100,000 shares be reserved for purchase. As of October 31, 1999, a total of 39,551 shares were available for issuance.

The number of shares and the average prices per share issued under this plan during each of the three fiscal years ended October 31, 1999, 1998 and 1997 were 12,182 shares and $16.97, 9,916 shares and $22.48, and 4,131 shares and $19.98, respectively. No compensation expense was recognized by the Company under this plan.

7.  Earnings Per Share Information

Information pertaining to the calculation of earnings per share for each of the three years ended October 31, 1999 is as follows:(amounts in thousands)

                                           1999           1998           1997
Basic weighted average
   shares                                 36,689         36,483        34,127
Common stock equivalents                     747          1,437           791
Convertible subordinated notes                              440         2,345
Diluted weighted average shares           37,436         38,360        37,263
Earnings addback related
   to interest on convertible
   subordinated notes,
   net of income tax benefits              ---          $   315        $1,512

8.  Employee Retirement Plan

The Company maintains a salary deferral savings plan covering substantially all employees. The plan provides for Company contributions totaling 2% of all eligible compensation, plus 2% of eligible compensation above the social security wage base, plus matching contributions of up to 2% of eligible compensation of employees electing to contribute via salary deferrals. Company contributions with respect to the plan totaled $1,876,000, $1,591,000, and $1,399,000 for the years ended October 31, 1999, 1998 and 1997, respectively.

9.  Extraordinary Loss from Extinguishment of Debt

In January 1999, the Company called for redemption of all of its outstanding 9 1/2% Senior Subordinated Notes due 2003 at 102% of principal amount plus accrued interest. The redemption resulted in an extraordinary loss in fiscal 1999 of $1,461,000, net of $857,000 of income tax benefit. The loss represented the redemption premium and a write-off of unamortized deferred issuance costs.

In February 1998, the Company entered into a five-year bank credit facility. The Company recognized an extraordinary charge in fiscal 1998 of $1,115,000, net of $655,000 of income tax benefit, related to the retirement of its previous revolving credit agreement and prepayment of $62 million of fixed rate long-term bank loans.

In January 1997, the Company called for redemption of all of its outstanding 10 1/2% Senior Subordinated Notes due 2002 at 103% of principal amount plus accrued interest. The redemption resulted in an extraordinary loss in fiscal 1997 of $2,772,000, net of $1,659,000 of income tax benefit. The loss represented the redemption premium and the write-off of unamortized deferred issuance costs.

10.  Commitments and Contingencies

As of October 31, 1999, the Company had agreements to purchase land and improved homesites for future development with purchase prices aggregating approximately $512,904,000 of which $30,020,000 had been paid or deposited. Purchase of the properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

As of October 31, 1999, the Company had agreements of sale outstanding to deliver 2,381 homes with an aggregate sales value of approximately $1,067,685,000. As of that date, the Company had arranged, through a number of outside mortgage lenders, approximately $400,819,000 of mortgages related to those sales agreements.

The Company is involved in various claims and litigation arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material effect on the business or on the financial condition of the Company.

11.  Related Party Transaction

In 1998, the Company formed a group of entities (collectively, the "Real Estate Group")to take advantage of commercial real estate opportunities which may present themselves from time to time. These opportunities may involve commercial parcels, attached to larger properties that the Company has acquired or may acquire for its homebuilding operations, or from the direct acquisition of unrelated land or operating properties. In November 1998, Robert I. Toll, Bruce
E. Toll, Zvi Barzilay, Joel Rassman, all of whom are officers and directors of the Company, and other Company officers (the "Partners") contributed their partnership interests in an apartment complex under construction in exchange for a 50% ownership interest in the Real Estate Group. Based upon independent valuations obtained by the Company and reviewed by the Board of Directors, the Board of Directors believes that the value of the assets received, net of liabilities assumed, was at least equal to the consideration given to the Partners. In December 1998, the Pennsylvania State Employees Retirement System ("PASERS") acquired a one-third interest in the Real Estate Group for $10,000,000.

In fiscal 1999, the Company, the Partners and PASERS made additional cash contributions to acquire several office buildings. As of October 31, 1999, the Company had an investment of $7,285,000 which represented its one-third interest in the Real Estate Group. This investment is accounted for on the equity method.

The Company provides development, finance and management services to the Real Estate Group and received fees under the terms of various agreements in the amount of $2,524,000 in fiscal 1999.

12. Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for each of the three years ended October 31, 1999 (amounts in thousands):

                                                       1999     1998     1997
Supplemental disclosures of cash flow information:
   Interest paid, net of amount capitalized         $17,469  $13,430  $ 9,385
   Income taxes paid                                $49,250  $40,835  $28,485

Supplemental disclosures of noncash activities:
   Cost of residential inventories acquired
     through seller financing                       $ 7,504  $13,500  $28,844
   Income tax benefit relating to exercise
     of employee stock options                      $   541  $   748  $   601
   Stock bonus awards                               $ 2,462  $ 3,564  $ 2,295
   Contributions to employee retirement plan        $   490
   Conversion of subordinated debt                           $50,712
Acquisition of company:
   Fair value of assets acquired                    $56,026
   Liabilities assumed                               44,934
   Cash paid                                        $11,092






Summary Consolidated Quarterly Financial Data (Unaudited)
(Amounts in thousands, except per share data)

                                                  Three Months Ended
                                      Oct. 31     July 31   April 30   Jan. 31
Fiscal 1999:
Revenues                             $442,884    $405,694   $342,671  $272,866
Income before income taxes
  and extraordinary loss             $ 52,919    $ 47,541   $ 34,721  $ 27,569
Income before extraordinary loss     $ 33,436    $ 30,073   $ 22,080  $ 17,438
Net income                           $ 33,436    $ 30,073   $ 22,080  $ 15,977
Earning per share
 Basic:
   Income before extraordinary loss  $    .92    $    .82   $    .60  $    .47
   Net income                        $    .92    $    .82   $    .60  $    .43
 Diluted:
   Income before extraordinary loss  $    .90    $    .80   $    .59  $    .46
   Net income                        $    .90    $    .80   $    .59  $    .42
Weighted average number of shares:
   Basic                               36,462      36,614     36,717    36,963
   Diluted                             36,971      37,400     37,339    38,033

Fiscal 1998:
Revenues                             $374,345    $342,133   $249,623  $244,715
Income before income taxes
  and extraordinary loss             $ 43,525    $ 40,728   $ 24,724  $ 25,316
Income before extraordinary loss     $ 27,855    $ 25,722   $ 15,687  $ 16,555
Net income                           $ 27,855    $ 25,722   $ 14,572  $ 16,555
Earning per share
 Basic:
   Income before extraordinary loss* $    .75    $    .70   $    .42  $    .47
   Net income*                       $    .75    $    .70   $    .39  $    .47
 Diluted:
   Income before extraordinary loss  $    .73    $    .67   $    .41  $    .44
   Net income                        $    .73    $    .67   $    .38  $    .44
Weighted average number of shares:
   Basic                               36,965      37,005     36,976    34,983
   Diluted                             38,145      38,495     38,673    38,127

* Due to rounding, the sum of the quarterly earnings per share does not equal the total.

               TOLL BROTHERS, INC. AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      (Amounts in thousands)



                          Balance at  Charged to  Charged             Balance
                          Beginning   Costs         to                at End
                             of         and        Other                of
    Description            Period     Expenses   Accounts  Deductions Period
                                                  (B)       (A)
    Net realizable value
    reserves for inventory
    of land and land
    development costs:

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

Year ended
   October 31, 1999:
    New Jersey           $ 3,708                                     $ 3,708

(A) Represents amount of reserves utilized, which is recorded at the time that affected homes are closed.

(B)  Applied to asset carrying value.