Form 10-Q
period 2000-01-31
TOLL BROTHERS INC
filed 2000-03-14
CIK 794170

SECURITIES AND EXCHANGE COMMISSION
	                       WASHINGTON, D.C. 20549
	                            FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   January 31, 2000
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

    Common Stock, $.01 par value: 36,397,803 shares as of February 25, 2000

                    TOLL BROTHERS, INC. AND SUBSIDIARIES

                                  	INDEX

                                                             Page No.

PART I.	Financial Information

ITEM 1.  Financial Statements

  Condensed Consolidated Balance Sheets						                    2
   January 31, 2000 (Unaudited) and October 31, 1999

  Condensed Consolidated Statements of Income (Unaudited)			     3
   Three Months Ended January 31, 2000 and 1999

  Condensed Consolidated Statements of Cash Flows	(Unaudited)			 4
   Three Months Ended January 31, 2000 and 1999

Notes to Condensed Consolidated Financial Statements				         5
  (Unaudited)

ITEM 2.  Management's Discussion and Analysis of				             8
 Financial Condition and Results of Operations


PART II. Other Information								                               12


SIGNATURES										                                             13

STATEMENT OF FORWARD-LOOKING INFORMATION

Certain information included herein and in other Company statements, reports and S.E.C. filings is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning anticipated operating results, financial resources, increases in revenues, increased profitability, interest expense, growth and expansion, new business, stock market valuations, ability to acquire land and Year 2000 issues. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in other Company statements, reports and S.E.C. filings. These risks and uncertainties include local, regional and national economic conditions, the effects of governmental regulation, the competitive environment in which the Company operates, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, the availability of capital, uncertainties and fluctuations in capital and securities markets, the availability and cost of labor and materials, and weather conditions.


         	CONDENSED CONSOLIDATED BALANCE SHEETS
	                   (Amounts in thousands)


                                        	January 31, 		October 31,
	                                          2000    		     1999
	                                        (Unaudited)
ASSETS
  Cash and cash equivalents		 		         $   35,301	  	$   96,484
  Inventories         	   				            1,556,919	  	 1,443,282
  Property, construction and office
    equipment-net					      		               21,021	     	 19,633
  Receivables, prepaid expenses and
    other assets					      	                 92,631	 	     87,469
  Investments in unconsolidated entities		   24,136  	     21,194
                                         $1,730,008    $1,668,062

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Loans payable				       	              $  272,469    $  213,317
  Subordinated notes					                   469,438	      469,418
  Customer deposits on sales
    contracts						                          86,301	 	     82,495
  Accounts payable					                      71,284		      84,777
  Accrued expenses					                     139,517		     141,835

  Income taxes payable			 		                 51,899	  	    59,886
Total liabilities				                     1,090,908	    1,051,728

Stockholders' equity:
  Common stock 						                           365		         365
  Additional paid-in capital			             105,366       105,239
  Retained earnings				     	               545,058	   	  522,665
  Treasury stock				       	                (11,689)      (11,935)
     Total stockholders' equity		  	        639,100       616,334
                                         $1,730,008	   $1,668,062

                           	See accompanying notes

                   	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	                  (Amounts in thousands, except per share data)
                                 	(Unaudited)
               	                                   Three months
                                                 ended January 31
                                                 2000        1999
Revenues:
  Housing sales		                              $334,220    $270,682
  Land sales		                                    9,025
  Interest and other		                            1,306	      2,184
		                                              344,551     272,866
Costs and expenses:
  Housing sales		                               257,794	    210,961
  Land sales		                                    7,039
  Selling, general and
    administrative		                             35,457	     26,589
  Interest  			                                   8,933       7,747
		                                              309,223	    245,297
Income before income taxes and
  extraordinary loss		                           35,328      27,569
Income taxes		                                   12,935	     10,131
Income before extraordinary loss		               22,393      17,438
Extraordinary loss from extinguishment
  of debt, net of income taxes of $857                       (1,461)
Net income		                                  $  22,393    $ 15,977

Earnings per share
Basic:
  Income before extraordinary loss		          $     .61    $    .47
  Extraordinary loss from extinguishment
   of debt                                                     (.04)
  Net income		                                $     .61    $    .43
Diluted:
  Income before extraordinary loss		          $     .61    $    .46
  Extraordinary loss from
    extinguishment of debt		                               	   (.04)
   Net income		                               $     .61	   $    .42

Weighted average number of shares
  Basic			                                       36,471      36,963
  Diluted			                                     36,909      38,033

                                   See accompanying notes

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                        (Amounts in thousands)

                                                        Three months
                                                      ended January 31
                                          	          2000           1999
Cash flows from operating activities:
 Net income                                        $22,393         $15,977
 Adjustments to reconcile net income to net cash
   used in operating activities:
  Depreciation and amortization                      2,093           1,256
  Deferred tax provision                             1,768             758
  Extraordinary loss from extinguishment of debt          	          2,318
  Changes in operating assets and liabilities:
   Increase in inventories                   	    (110,744)        (95,514)
   Increase in receivables, prepaid
     expenses and other assets                     	(5,746)         (1,070)
   Increase (decrease) in customer deposits on
     sales contracts                                 3,806            (283)
   Decrease in accounts payable,
     accrued expenses and other liabilities        (14,416)        (16,111)
   Decrease in current income taxes payable         (9,333)         (8,484)
 Net cash used in operating activities            (110,179)       (101,153)

Cash flows from investing activities:
 Purchase of property, construction and office
   equipment, net                                   (2,539	           (630)
 Investment in unconsolidated affiliate                             (6,700)
 Net cash used in investing activities              (2,539)         (7,330)

Cash flows from financing activities:
   Proceeds from loans payable                     105,060           90,000
   Principal payments of loans payable	            (52,082)         (32,512)
   Net proceeds from issuance of
       senior subordinated notes	                                   168,569
   Proceeds from stock-based benefit plans             134	             317
   Purchase of treasury stock                       (1,577)          (1,102)
   Net cash provided by financing activities        51,535          225,272

 (Decrease) increase in cash and cash equivalents  (61,183)         116,789
Cash and cash equivalents, beginning of period      96,484           80,143
Cash and cash equivalents, end of period         $  35,301         $196,932

                                     See accompanying notes

                     TOLL BROTHERS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The October 31, 1999 balance sheet amounts and disclosures included herein have been derived from the October 31, 1999 audited financial statements of the Registrant. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, it is suggested that they be read in conjunction with the financial statements and notes thereto included in the Registrant's October 31, 1999 Annual Report to Shareholders. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of January 31, 2000 and 1999, and the results of its operations and cash flows for each of the three months then ended. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

2.	Inventories

Inventories consisted of the following (amounts in thousands):

                                           January 31,   October 31,
                                              2000          1999
   Land and land development costs         $  517,938    $  506,869
   Construction in progress              	    910,417       794,599
   Sample homes                         	      50,768        57,995
   Land deposits and costs of future
     development        	                      48,894        55,575
   Deferred marketing costs               	    28,902        28,244
                                           $1,556,919    $1,443,282

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



The Company capitalizes certain interest costs to inventories during the development and construction period. Capitalized interest is charged to interest expense when the related inventories are closed. Interest incurred, capitalized and expensed is summarized as follows (amounts in thousands):

                                                     Three months
                                                   ended January 31
                                                   2000        1999
   Interest capitalized, beginning of period  	 $  64,984   $  53,966
   Interest incurred                           		  14,193      10,126
   Interest expensed			                            (8,933)     (7,747)
   Write-off to cost of sales and other       		      (56)         (7)
   Interest capitalized, end of period        		  $70,188    $ 56,338

3.	Extinguishment of Debt

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

4.	Earnings Per Share

Information pertaining to the calculation of earnings per share for the three months ended January 31, 2000 and 1999 is as follows:

                                          	  2000         1999
   Basic weighted average shares	           36,471      36,963
   Common stock equivalents	                   438       1,070
   Diluted weighted average shares	         36,909      38,033

5.	Stock Repurchase Program

In April 1997, the Company's Board of Directors authorized the repurchase of up to 3,000,000 shares of its Common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. As of January 31, 2000, the Company had repurchased approximately 1,022,000 shares under the program, of which approximately 443,000 shares had been reissued under its employee benefit plans.


6.	Supplemental Disclosure to Statement of Cash Flows

The following are supplemental disclosures to the statements of cash flow for three months ended January 31, 2000 and 1999:


                                                    		    2000  		   1999
  Supplemental disclosures of cash flow information:
   Interest paid, net of capitalized amount		           $  3,414 		$  1,119
   Income taxes paid                        		          $ 20,500 		$ 17,000
  Supplemental disclosures of non-cash activities:
   Cost of residential inventories acquired
    through seller financing                          		$  2,893 		     898
	  Investment in unconsolidated
     subsidiary acquired through seller financing		     $  3,000
   Income tax benefit relating to exercise of
     employee stock options                 	          	$    422   $    497
   Stock bonus awards                       		          $  1,395	 	$  2,461





PART I.    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended January 31, 2000 and 1999, certain income statement items related to the Company's operations:

		                                        Three months ended January 31,
                                          2000       		            1999

                                      $           %   		     $           %
House sales
		Revenues                          334.2	                 	270.7
		Costs                             257.8       77.1      	 211.0      77.9
Land sales
		Revenues                            9.0
		Costs                               7.0       78.0
Interest and other                    1.3                     2.2
Total revenues	                     344.6                   272.9
Selling, general and
		administrative expenses*	          35.5       10.3		       26.6       9.8
Interest expense*	                    8.9        2.6          7.7       2.8
Total costs and expenses*	          309.2       89.7        245.3      89.9
Operating income	                    35.3       10.3         27.6      10.1

* Percentages are based on total revenues.

HOUSING SALES

Housing revenues for the three months ended January 31, 2000 increased $63.5 million, or 23% over housing revenues for the three months ended January 31, 1999. This increase was the result of a 19% increase in units delivered and a 4% increase in the average price of the homes delivered. The increase in the number of homes delivered was the result of the larger backlog of homes to be delivered at the beginning of the 2000 period as compared to the beginning of the 1999 period. The increased backlog was the result of the 19% increase in contracts signed in fiscal 1999 over fiscal 1998. The increase in the average price of the homes delivered was the result of increases in selling price offset in part by a shift in the location of homes delivered to less expensive areas. Over the past ten years, housing revenue has grown at a 23% compound annual rate.

The aggregate sales value of signed contracts for the three months ended January 31, 2000 amounted to $391.6 million (864 homes), a 27% increase over the same period in fiscal 1999. This increase is primarily the result of an increase in the number of communities that the Company was offering homes for sale, an increase in the average price of homes sold (due primarily to the location, size and an increase in base selling prices) and a slight increase in the number of contracts signed per community. The increase in the number of selling communities was the result of the Company's continued expansion both geographically and by product offering, and its continued penetration of existing markets. Over the past ten years, the value of signed contracts has grown at a 25% compound annual rate.

As of January 31, 2000, the backlog of homes under contract but not delivered amounted to $1.122 billion (2,431 homes), a 31% increase over the $853.3 million (1,974 homes) backlog as of January 31, 1999. In order to slow demand for homes and to keep our backlog from extending out too many months, the Company has been raising prices in many markets. The value of homes in backlog at January 31, 2000 is more than 11 times the value it was as of January 31, 1990.

Housing costs as a percentage of revenues decreased in fiscal 2000 as compared to fiscal 1999. This decrease was the result of improved operating efficiencies offset by higher overhead costs and higher inventory writeoffs in fiscal 2000 ($2.0 million) as compared to fiscal 1999 ($.9 million).

Based upon the aforementioned 23% increase in first quarter 2000 revenues and the 31% increase in backlog as of January 31, 2000, the Company expects homebuilding revenues to be higher in fiscal 2000 as compared to fiscal 1999.

LAND SALES

In March 1999, the Company acquired land for homes, apartments, retail, office and industrial space in the master planned community of South Riding, located in Loudoun County, Virginia. The Company will use some of the property for its own homebuilding operations and will also sell home sites and commercial parcels to other builders. Land sale revenues are expected to continue for the next several years.

INTEREST AND OTHER INCOME

Interest and other income decreased $878,000 in the fiscal 2000 period as compared to the fiscal 1999 period. The decrease was due to a decrease in the income from the Company's ancillary businesses offset in part by an increase in interest earned.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

SG&A spending increased by $8.9 million or 33% in the three months ended January 31, 2000 as compared to the three months ended January 31, 1999. This increased spending was primarily due to the 23% increase in housing revenues in fiscal 2000 as compared to 1999, the increase in the number of communities that the Company was selling from, the Company's expansion into new markets, spending related to the development of its master planned communities and the Company's land sales in fiscal 2000.

INTEREST EXPENSE

The Company determines interest expense on a specific lot-by-lot basis for its homebuilding operations and on a parcel-by-parcel basis for its land sales. As a percentage of total revenues, interest expense will vary depending on many factors including the period of time that the land was owned, the length of time that the homes delivered during the period were under construction, and the interest rates and the amount of debt carried by the Company in proportion to the amount of its inventory during those periods. Interest expense as a percentage of revenues was lower in fiscal 2000 than in fiscal 1999.

OPERATING INCOME

Operating income increased $7.8 million or 28% for the three months ended January 31, 2000 over the three months ended January 31, 1999.

INCOME TAXES

Income taxes were provided at an effective rate of 36.6% for fiscal 2000 and 36.7% in fiscal 1999.

EXTRAORDINARY LOSS FROM EXTINQUISHMENT OF DEBT

In January 1999, the Company called for redemption on March 15, 1999 of all of its outstanding 9 1/2% Senior Subordinated Notes due 2003 at 102% of principal amount plus accrued interest. The redemption resulted in an extraordinary loss of $1,461,000, net of $857,000 of income taxes. The loss represents the redemption premium and a write-off of unamortized deferred issuance costs.

CAPITAL RESOURCES AND LIQUIDITY

Funding for the Company's operations has been principally provided by cash flows from operations, unsecured bank borrowings, and from the public debt and equity markets.

Cash flow from operations, before inventory additions, has improved as operating results have improved. The Company anticipates that the cash flow from operations, before inventory additions, will continue to improve as a result of an increase in revenues from the delivery of homes from its existing backlog as well as from new sales contracts and land sales. The Company has used the cash flow from operations, bank borrowings and public debt to acquire additional land for new communities, to fund additional expenditures for land development and construction costs needed to meet the requirements of the increased backlog and continuing expansion of the number of communities in which the Company is offering homes for sale, and to reduce debt. The Company expects that inventories will continue to increase and is currently negotiating and searching for additional opportunities to obtain control of land for future communities.

The Company has a $465 million unsecured revolving credit facility with sixteen banks which extends through February 2003. As of January 31, 2000, the Company had $130 million of loans and approximately $34.2 million of letters of credit outstanding under the facility. The Company believes that it will be able to fund its activities through a combination of existing cash resources, operating cash flow and existing sources of credit.

OTHER

In November 1999, a financial website interviewed Robert I. Toll, Chief Executive Officer of the Company. In that interview, Mr. Toll stated that, although the past is not an indication of the future, the Company, over the last nine, five and three years, has been on a growth scale greater than that of one of the country's largest industrial companies, which he chose for illustrative purposes. He stated that, notwithstanding the Company's performance, the Company's stock currently had a market multiple of under seven times earnings whereas the other company's stock had a multiple of approximately forty; that, while he is not suggesting that the two companies should be compared, if the market applied even part of the other company's earnings multiple to the Company's earnings, an investor in the Company would have significant appreciation in investment value. He further stated that, even if the Company's current multiple remained constant, while its historical growth continued, there would still be significant price appreciation. Mr. Toll did not make any reference to a time frame or other factors that would be necessary to realize such results; he was merely illustrating his views on stock market valuations. He also indicated that the Company had expanded into new geographical markets which, if they grow consistent with the Company's experience in the Philadelphia market, would cause the Company to be three times its current size; he also stated that the Company had expanded into the empty-nester and age-qualified businesses and that the Company could possibly double or triple its size from the penetration of these markets. Again, he did not place a time frame on these comments.

The Company has not experienced any significant delays, malfunctions or errors in its operating systems, computer equipment and other equipment with embedded electronic circuits that it is currently using due to the Year 2000 issue. The Company will continue to monitor its systems and equipment and those of its subcontractors, suppliers and other providers of goods and services throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


                                 	HOUSING DATA
	                             (Dollars in thousands)

                  New Contracts                              Closings
		             Three Months Ended    Contract Backlog   Three Months Ended
                    January 31          January 31           January 31
                2000 *      1999    2000 *      1999      2000       1999
  Sales value $391,578   $309,280 $1,121,599  $ 853,312  $334,216   $270,682
  Homes            864        756      2,431      1,974       799        674

* Contract totals for the three month period ended January 31, 2000 includes
$4,759,000 (18 homes) from an unconsolidated 50% owned joint venture. Backlog as of January 31, 2000 includes $15,067,000 (57 homes) from this joint venture.

PART II.  Other Information

ITEM 1. Legal Proceedings - None.

ITEM 2. Changes in Securities  - None.

ITEM 3. Defaults upon Senior Securities - None.

ITEM 4. Submission of Matters to a Vote of Security Holders  - None.

ITEM 5. Other Information - None.

ITEM 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits:
            Exhibit 27 - Financial Data Schedule

   (b)  Reports on Form 8-K

          During the quarter ended January 31, 2000, the Company did not file a current report on Form 8-K.

                                	SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TOLL BROTHERS, INC.
                                  (Registrant)



Date:  March 13, 2000             	By: /s/ Joel H. Rassman
                                       Joel H. Rassman
                                       Senior Vice President,
                                       Treasurer and Chief
                                       Financial Officer




Date:  March 13, 2000             	By: /s/ Joseph R. Sicree
                                       Joseph R. Sicree
                                       Vice President -
                                       Chief Accounting Officer
                                       (Principal Accounting Officer)