Form 10-Q/A
period 2000-01-31
TOLL BROTHERS INC
filed 2000-03-30
CIK 794170

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

OTHER

In November 1999, a financial website interviewed Robert I. Toll, Chief Executive Officer of the Company. In that interview, Mr. Toll stated that, although the past is not an indication of the future, the Company, over the last nine, five and three years, has been on a growth scale greater than that of General Electric which he chose for illustrative purposes. He stated that, notwithstanding the Company's performance, the Company's stock currently had a market multiple of under seven times earnings whereas General Electric's stock had a multiple of approximately forty; that, while he is not suggesting that the two companies should be compared, if the market applied even part of General Electric's earnings multiple to the Company's earnings, an investor in the Company would have significant appreciation in investment value. He further stated that, even if the Company's current multiple remained constant, while its historical growth continued, there would still be significant price appreciation. Mr. Toll did not make any reference to a time frame or other factors that would be necessary to realize such results; he was merely illustrating his views on stock market valuations. He also indicated that the Company had expanded into new geographical markets which, if they grow consistent with the Company's experience in the Philadelphia market, would cause the Company to be three times its current size; he also stated that the Company had expanded into the empty-nester and age-qualified businesses and that the Company could possibly double or triple its size from the penetration of these markets. Again, he did not place a time frame on these comments.

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


                                  TOLL BROTHERS, INC.
                                  (Registrant)



Date:  March 28, 2000             	By: /s/ Joel H. Rassman
                                       Joel H. Rassman
                                       Senior Vice President,
                                       Treasurer and Chief
                                       Financial Officer




Date:  March 28, 2000             	By: /s/ Joseph R. Sicree
                                       Joseph R. Sicree
                                       Vice President -
                                       Chief Accounting Officer
                                       (Principal Accounting Officer)