Form 10-Q
period 2000-04-30
TOLL BROTHERS INC
filed 2000-06-07
CIK 794170

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
April 30, 2000
                                OR

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


    Common Stock, $.01 par value: 36,277,368 shares as of June 1, 2000

                 TOLL BROTHERS, INC. AND SUBSIDIARIES

                                 INDEX


                                                                         Page
                                                                          No.
PART I.  Financial Information
         ITEM 1.  Financial Statements

                  Condensed Consolidated Balance Sheets (Unaudited)        1
                    as of April 30, 2000 and October 31, 1999

                  Condensed Consolidated Statements of Income (Unaudited)  2
                    For the Six Months and Three Months Ended
                    April 30, 2000 and 1999

                  Condensed Consolidated Statements of Cash Flows          3
                   (Unaudited)For the Six Months Ended
                   April 30, 2000 and 1999

                  Notes to Condensed Consolidated Financial Statements     4
                   (Unaudited)

         ITEM 2.  Management's Discussion and Analysis of                  7
                Financial Condition and Results of Operations


PART II. Other Information                                                 12


SIGNATURES                                                                 13

STATEMENT OF FORWARD-LOOKING INFORMATION

Certain information included herein and in other Company statements, reports and S.E.C. filings is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning anticipated operating results, financial resources, increases in revenues, increased profitability, interest expense, growth and expansion, and its ability to acquire land. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in other Company statements, reports and S.E.C. filings. These risks and uncertainties include local, regional and national economic conditions, the effects of governmental regulation, the competitive environment in which the Company operates, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, the availability of capital, the availability and cost of labor and materials, and weather conditions.

                  TOLL BROTHERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Amounts in thousands)



                                                 April 30,         October 31,
                                                  2000                1999
                                               (Unaudited)
ASSETS
  Cash and cash equivalents                    $   24,325          $  96,484
  Residential inventories                       1,604,473          1,443,282
  Property, construction and office
    equipment, net                                 21,960             19,633
  Receivables, prepaid expenses and
    other assets                                   94,516             87,469
  Investments in unconsolidated entities           30,785             21,194
                                               $1,776,059         $1,668,062

LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities:
    Loans payable                              $  244,270         $  213,317
    Subordinated notes                            469,458            469,418
    Customer deposits on sales contracts          108,080             82,495
    Accounts payable                               81,211             84,777
    Accrued expenses                              140,312            141,835
    Income taxes payable                           66,877             59,886
     Total liabilities                          1,110,208          1,051,728

  Stockholders' equity:
    Common stock                                      364                365
    Additional paid-in capital                    105,252            105,239
    Retained earnings                             573,008            522,665
    Treasury stock                                (12,773)           (11,935)
    Total stockholders' equity                    665,851            616,334
                                               $1,776,059         $1,668,062

                       See accompanying notes



                 TOLL BROTHERS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Amounts in thousands, except per share data)
                              (Unaudited)

                                      Six months              Three months
                                     ended April 30          ended April 30
                                   2000          1999        2000       1999
Revenues:
  Housing sales                  $708,205     $610,677     $373,985  $339,995
  Land sales                       20,517                    11,492
  Equity earnings from unconsolidated
   joint venture                    3,069                     3,069
  Interest and other                3,246        4,860        1,940     2,676
                                  735,037      615,537      390,486   342,671
Costs and expenses:
  Housing sales                   545,273      477,225      287,479   266,264
  Land sales                       15,648                     8,609

  Selling, general & administrative75,130       58,764       39,673    32,175
  Interest                         19,295       17,258       10,362     9,511
                                  655,346      553,247      346,123   307,950
Income before income taxes
  and extraordinary loss           79,691       62,290       44,363    34,721

Income taxes                       29,348       22,772       16,413    12,641

Income before extraordinary loss   50,343       39,518       27,950    22,080
Extraordinary loss from
  extinguishment of debt,
  net of income taxes of $857
  in 1999                                        1,461
       Net income                $ 50,343     $ 38,057      $27,950  $ 22,080

Earnings per share:
Basic
 Income before extraordinary loss$   1.38     $   1.07      $   .77  $    .60
  Extraordinary loss from
   extinguishment of debt                          .04

 Net Income                      $   1.38     $   1.03     $    .77  $    .60

Diluted
 Income before extraordinary loss$   1.36     $   1.05     $    .75  $    .59
  Extraordinary loss from
   extinguishment of debt                          .04

  Net Income                     $   1.36     $   1.01     $    .75  $    .59

Weighted average number
   of shares
   Basic                          36,434        36,840       36,396    36,717
   Diluted                        36,973        37,686       37,036    37,339


                       See accompanying notes


                  TOLL BROTHERS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Amounts in thousands)
                               (Unaudited)
                                                          Six months
                                                         ended April 30
                                                       2000        1999
Cash flows used in operating activities:
  Net income                                         $50,343   $38,057
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                    3,966     2,942
      Equity in the earnings of unconsolidated
        joint venture                                 (3,069)
      Extraordinary loss from extinguishment of debt   2,318
      Deferred tax provision                           2,656     2,838

      Changes in operating assets and liabilities
        net of assets and liabilities acquired:
        Increase in residential inventories         (159,515) (207,556)
        Increase in receivables, prepaid
          expenses and other assets                   (8,267)  (16,396)
      Increase in customer deposits on sales contracts25,585    13,426
       (Decrease) increase in accounts payable and accrued
          expenses                                    (3,696)   10,312
        Increase (decrease) in current income taxes payable       4,767         (674)
       Net cash used in operating activities         (87,230)    (154,733)
Cash flows from investing activities:
  Purchase of property, construction and office
      equipment, net                                  (4,759)   (3,385)
   Acquisition of company, net of cash acquired                   (11,092)
   Investments in unconsolidated entities                         (12,635)
   Distribution from unconsolidated entities           2,699
       Net cash used in investing activities          (2,060)     (27,112)
Cash flows from financing activities:
  Proceeds from loans payable                        230,060      167,500
  Principal payments of loans payable               (210,275)    (149,063)
  Net proceeds from the issuance of senior
     subordinated notes                              267,716
  Redemption of subordinated notes                                (71,359)
  Proceeds from stock options exercised and employee stock
      plan purchases                                     870        2,064
Purchase of treasury stock                            (3,524)     (13,220)
      Net cash provided by financing activities       17,131      203,638
Net (decrease) increase in cash and cash equivalents (72,159)      21,793
Cash and cash equivalents, beginning of period        96,484       80,143
Cash and cash equivalents, end of period            $ 24,325     $101,936

                         See accompanying notes

               TOLL BROTHERS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Amounts in thousands)
                           (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The October 31, 1999 balance sheet amounts and disclosures included herein have been derived from the October 31, 1999 audited financial statements of the Registrant. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, it is suggested that they be read in conjunction with the financial statements and notes thereto included in the Registrant's October 31, 1999 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of April 30, 2000 and April 30, 1999, the results of its operations for the six months and three months then ended and its cash flows for the six months then ended. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

2.  Residential Inventories

    Residential inventories consisted of the following:

                                         April 30,    October 31,
                                            2000         1999
    Land and land development costs     $  396,722     $506,869
    Construction in progress             1,072,114      794,599
    Sample homes                            53,923       57,995
    Land deposits and costs of future
      development                           49,364       55,575
    Deferred marketing costs                32,350       28,244
                                        $1,604,473   $1,443,282

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

    The Company capitalizes certain interest costs to inventories during the development and construction period. Capitalized interest is charged to interest expense when the related inventories are closed. Interest incurred, capitalized and expensed is summarized as follows:

                                Six months             Three months
                               ended April 30         ended April 30
                              2000        1999       2000       1999
    Interest capitalized,
      beginning of period    $64,984    $53,966     70,188    $56,338
    Interest incurred         28,631     23,468     14,438     13,342
    Interest expensed        (19,295)   (17,258)   (10,362)    (9,511)
    Write off to cost of sales  (149)       (31)       (93)       (24)

    Interest capitalized,
      end of period          $74,171    $60,145    $74,171    $60,145

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

4.  Earnings per share information: (in thousands)

    Information pertaining to the calculation of earnings per share for the six months and three months ended April 30, 2000 and 1999 is as follows:

                                Six months          Three months
                               ended April 30      ended April 30
                              2000         1999   2000       1999
    Basic weighted average
      shares outstanding      36,434    36,840   36,396    36,717
    Stock options                539       846      640       622
    Diluted weighted average
      shares                  36,973    37,686    37,036   37,339


5.  Stock Repurchase Program

    In April 1997, the Company's Board of Directors authorized the repurchase of up to 3,000,000 shares of its Common Stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. As of April 30, 2000, the Company had repurchased 1,136,000 shares under the program, of which approximately 487,000 shares have been re-issued under its various employee benefit plans.

6.  Supplemental Disclosure to Statement of Cash Flows

    The following are supplemental disclosures to the statements of cash flow for six months ended April 30, 2000 and 1999:


                                                          2000      1999
       Supplemental disclosures of cash flow information:
          Interest paid, net of capitalized amount     $  4,575    $ 3,667
          Income taxes paid                            $ 21,925    $19,750

       Supplemental disclosures of non-cash activities:
          Cost of residential inventories acquired
            through seller financing                   $  2,893    $ 7,504
          Investment in unconsolidated subsidiary
            acquired through seller financing          $  8,000
          Income tax benefit relating to exercise of
            employee stock options                     $    492   $    506
          Stock bonus awards                           $  1,395   $  2,461
          Contributions to employee retirement plan    $    781        490

          Acquisition of company:
             Fair value of assets acquired                          56,124
             Liabilities assumed                                    45,032
             Cash paid                                            $ 11,092


PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income statement items related to the Company's operations (dollars in millions):

                 Six months ended April 30    Three months ended April 30
                  2000             1999            2000          1999
                    $       %       $       %        $      %      $     %
Housing sales
  Revenues        708.2            610.7            374.0        340.0
  Costs           545.3    77.0    477.2   78.1     287.5  76.9  266.3  78.3

Land sales
  Revenues         20.5                              11.5

  Costs            15.6    76.3                       8.6  74.9

Equity earnings in
unconsolidated joint
venture             3.1                               3.1


Other               3.2              4.9              1.9         2.7

Total Revenues    735.0            615.5            390.5       342.7

Selling, general
& administrative
expense            75.1    10.2     58.8   9.5      39.7   10.2  32.2    9.4

Interest expense   19.3     2.6     17.3   2.8      10.4    2.7   9.5    2.8

Total costs and
expenses          655.3    89.2    553.2  89.9     346.1   88.6 308.0   89.9

Note: Percentages of selling, general and administrative expense, interest expense and total costs and expenses are based on total revenues.

HOUSING SALES

Housing revenues for the six-month and three-month periods ended April 30, 2000 were higher than those of the comparable periods of 1999 by approximately $98 million or 16%, and $34 million or 10%, respectively. The increase in revenues in the six-month period of 2000 was attributable to an 8% increase in the number of homes delivered and a 7% increase in the average price of the homes delivered. The 10% increase in revenues in the three-month period of 2000 was attributable to an increase in the average price of the homes delivered. The increase in the number of homes delivered in the six month period was due to the greater number of communities from which the Company was delivering homes, the larger backlog of homes at the beginning of fiscal 2000 as compared to the beginning of fiscal 1999, offset in part by a slight decrease in the number of homes delivered per community. The increase in the backlog was the result of the 19% increase in contracts signed in fiscal 1999 as compared to fiscal 1998. The increase in the average price of homes delivered was the result of increased selling prices and a shift in the location of homes delivered to more expensive areas. Over the past ten years, housing revenues have grown at a 23% compound annual rate.

The aggregate sales value of signed contracts for the six-month and three-month periods ended April 30, 2000 increased by 26% compared to each of the comparable periods of fiscal 1999. These increases were the result of increases in the number of communities that the Company was offering homes for sale, increases in the average price of homes sold (due primarily to the location, size and an increase in the base selling prices) and increases in the number of homes sold per community. The increases in the number of selling communities was the result of the Company's continued expansion both geographically and by product offering and its continued penetration of existing markets. Over the past ten years, the value of signed contracts has grown at a 25% compound annual rate.

As of April 30, 2000, the backlog of homes under contract but not delivered amounted to $1.39 billion (2,957 homes), a 29% increase over the $1.08 billion (2,516 homes) backlog as of April 30, 1999 and a 31% increase over the $1.07 billion (2,381 homes) backlog as of October 31, 1999.

Based upon the aforementioned 16% increase in homes delivered for the six months ended April 30, 2000 and the 29% higher backlog of homes under contract but not delivered as of April 30, 2000 as compared to April 30, 1999, the Company expects fiscal 2000 homebuilding revenues to be higher than fiscal 1999 homebuilding revenues.

Housing costs as a percentage of housing sales decreased in both periods of fiscal 2000 as compared to the comparable periods of fiscal 1999. The decreases were the result of improved operating efficiencies and selling prices increasing at a greater rate than costs, offset in part by higher overhead costs and higher inventory write-offs. The Company incurred $4.1 million and $2.1 million in write-offs in the six-month and three-month periods of fiscal 2000, respectively, as compared to $2.4 million and $1.5 million in the comparable periods of fiscal 1999.

LAND SALES

In March 1999, the Company acquired land for homes, apartments, retail, office and industrial space in the master planned community of South Riding, located in Loudoun County, Virginia. The Company will use some of the property for its own homebuilding operations and will also sell home sites and commercial parcels to other builders. The Company recorded its first sale of land from this operation in the third quarter of fiscal 1999. The Company is also developing several other master planned communities which it may sell land to other builders. In the three- month period ended April 30, 2000, the Company realized land sales from South Riding and one other master planned community. Land sales are expected to continue for the next several years but the amounts will vary from quarter to quarter.

EQUITY EARNINGS IN UNCONSOLIDATED JOINT VENTURE

In fiscal 1998, the Company entered into a joint venture to develop and sell land owned by the other partner. Under the terms of the agreement the Company has the right to purchase up to a specified number of lots with the majority of the lots to be sold to other builders. In the quarter ended April 30, 2000, the joint venture sold its first group of lots to other builders and to the Company. The Company recognized earnings from the sale of lots to other builders but does not recognize earnings from lots that it purchases but reduces its cost basis in the lots. Earnings from this joint venture will vary significantly from quarter to quarter and are expected to continue into fiscal 2001.

OTHER INCOME

Other income decreased $1.6 million in the six-month and $.7 million in the three- month period ended April 30, 2000 as compared to the same periods of fiscal 1999. The decrease was principally due to a decrease in interest income and increases in expenses related to the Company's expansion of its ancillary businesses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

SG&A spending increased by $16.4 million or 28%, and $7.5 million or 23% in the six-month and three-month periods ended April 30, 2000 as compared to the same periods of fiscal 1999. This increased spending was primarily due to the increase in housing revenues in fiscal 2000 as compared to 1999, the increase in the number of communities that the Company was selling from, the Company's expansion into new markets, expenses incurred in the opening of divisional offices to manage the growth and spending related to the development of its master planned communities and land sales.

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

OPERATING INCOME

Operating income increased 28% in each of the six-month and three-month periods of fiscal 2000 over the same periods of fiscal 1999.

INCOME TAXES

Income taxes were provided at an effective rate of 36.8% and 37% for the six-month and three-month periods of fiscal 2000, respectively. For the comparable periods of fiscal 1999, income taxes were provided at 36.6% and 36.4%.

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

The Company has a $465 million unsecured revolving credit facility with sixteen banks which extends through February 2003. As of April 30, 2000, the Company had $100 million of loans and approximately $35.6 million of letters of credit outstanding under the facility. The Company believes that it will be able to fund its activities through a combination of existing cash resources, cash flow from operations and existing sources of credit.



                               HOUSING DATA

                                      Six Months               Three Months
                                    Ended April 30            Ended April 30
                                   2000         1999         2000       1999
      # of homes closed            1,657        1,531          858       857
      Sales value of homes
        closed (in thous.)      $708,205     $610,677     $373,985  $339,995
      # of homes contracted        2,262        1,964        1,398     1,208
      Sales value of homes
        contracted (in thous.)$1,041,496     $826,583     $649,918  $517,303
      Average number of
        selling communities          146          135          151       143

                                 April 30,    April 30,    Oct. 31,  Oct. 31,
                                   2000         1999         1999      1998
      # of homes in backlog        2,957         2,516       2,381     1,892
      Sales value of homes in
        backlog (in thous.)   $1,394,181    $1,080,156  $1,067,685  $814,714

* Contract totals for the six-month and three-month periods ended April 30, 2000 include $7,894,000 (30 homes) and $3,135,000 (12 homes), respectively, from an unconsolidated 50% owned joint venture. As of April 30, 2000 and October 31, 1999 backlog includes $14,855,000 (55 homes) and $13,756,000 (54 homes), respectively, from the joint venture.

PART II.      Other Information

   ITEM 1.    Legal Proceedings

              None.

   ITEM 2.    Changes in Securities and Use of Proceeds

              None.

   ITEM 3.    Defaults upon Senior Securities

              None.

   ITEM 4.    Submission of Matters to a Vote of Security Holders

          (a) The Company's 2000 Annual Meeting of Shareholders was held on March 23, 2000.
          (b) Not required.
          (c) The following proposals were submitted to a vote of shareholders and were approved by the affirmative vote of a majority of the shares of common stock of the Company that were present in person or by proxy, as indicated below.

              (i) The election of three directors to hold office until the 2003 Annual Meeting of Shareholders.
                                                        WITHHELD
                          NOMINEES         FOR         AUTHORITY
                        Robert S. Blank   30,387,711    420,278
                        Roger S. Hillas   30,780,961    427,028
                        Paul E. Shapiro   30,383,143    424,846


              (ii) The approval of Ernst & Young LLP as the Company's
                   independent auditors for the 2000 fiscal year.

                           FOR              AGAINST     ABSTAIN
                        30,740,267          54,667      12,392


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



                                 TOLL BROTHERS, INC.
                                 (Registrant)



Date:  June 5, 2000              By: /s/ Joel H. Rassman
                                    Joel H. Rassman
                                    Senior Vice President,
                                    Treasurer and Chief
                                    Financial Officer




Date:  June 5, 2000              By: /s/ Joseph R. Sicree
                                    Joseph R. Sicree
                                    Vice President -
                                    Chief Accounting Officer
                                    (Principal Accounting Officer)