Form 10-Q
period 2000-07-31
TOLL BROTHERS INC
filed 2000-09-12
CIK 794170

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   July 31, 2000
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


    Common Stock, $.01 par value: 36,396,826 shares as of September 1, 2000

               TOLL BROTHERS, INC. AND SUBSIDIARIES

                              INDEX


                                                                       Page
                                                                        No.
PART I.  Financial Information
         ITEM 1.  Financial Statements

               Condensed Consolidated Balance Sheets (Unaudited)          1
                 as of July 31,2000 and October 31,1999

               Condensed Consolidated Statements of Income (Unaudited)    2
                 For the Nine Months and Three Months Ended
                 July 31, 2000 and 1999

               Condensed Consolidated Statements of Cash Flows            3
                 (Unaudited)For the Nine Months Ended
                 July 31, 2000 and 1999

               Notes to Condensed Consolidated Financial Statements       4
                 (Unaudited)

        ITEM 2.     Management's Discussion and Analysis of               7
                    Financial Condition and Results of Operations


PART II. Other Information                                               11


SIGNATURES                                                               12

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included herein and in other Company statements, reports and S.E.C. filings is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning anticipated operating results, financial resources, increases in revenues, increased profitability, interest expense, growth and expansion and the ability to acquire and sell land. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in other Company statements, reports and S.E.C. filings. These risks and uncertainties include local, regional and national economic conditions, the effects of governmental regulation, the competitive environment in which the Company operates, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, the availability of capital, the availability and cost of labor and materials, and weather conditions.

              TOLL BROTHERS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Amounts in thousands)



                                                    July 31,     October 31,
                                                      2000          1999
                                                  (Unaudited)
ASSETS
  Cash and cash equivalents                       $  124,054     $   96,484
  Residential inventories                          1,668,976      1,443,282
  Property, construction and office
    equipment, net                                    23,377         19,633
  Receivables, prepaid expenses and
    other assets                                     104,133         87,469
  Investments in unconsolidated entities              27,344         21,194

                                                  $1,947,884     $1,668,062


LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities:
    Loans payable                                 $  348,622     $  213,317
    Subordinated notes                               469,479        469,418
    Customer deposits on sales
      contracts                                      112,484         82,495
    Accounts payable                                  94,287         84,777
    Accrued expenses                                 157,011        141,835
    Income taxes payable                              74,395         59,886
      Total liabilities                            1,256,278      1,051,728

  Stockholders' equity:
    Preferred stock
    Common stock                                         359            365
    Additional paid-in capital                       105,184        105,239
    Retained earnings                                610,242        522,665
    Treasury stock                                   (24,179)       (11,935)
      Total stockholders' equity                     691,606        616,334
                                                  $1,947,884     $1,668,062

                     See accompanying notes






                  TOLL BROTHERS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Amounts in thousands, except per share data)
                               (Unaudited)

                                 Nine months            Three months
                                ended July 31           ended July 31
                              2000          1999       2000      1999
Revenues:
  Housing sales              $1,160,379 $1,002,883   $452,174  $392,206
  Land sales                     30,061     10,964      9,544    10,964
  Equity earnings of
  unconsolidated joint venture    3,069
  Interest and other              6,060      7,384      2,814     2,524
                              1,199,569  1,021,231    464,532   405,694
Costs and expenses:
  Housing sales                 887,303    781,838    342,030   304,613
  Land sales                     23,266      8,556      7,618     8,556
  Selling, general &
   administrative               119,307     92,878     44,177    34,114
  Interest                       31,211     28,128     11,916    10,870
                              1,061,087    911,400    405,741   358,153
Income before income taxes
  and extraordinary loss        138,482    109,831     58,791    47,541

Income taxes                     50,905     40,240     21,557    17,468

Income before extraordinary
  loss                           87,577     69,591     37,234    30,073

Extraordinary loss from
  extinguishment of debt,
  net of income taxes of $857
  in 1999                                    1,461

Net income                   $   87,577   $ 68,130   $ 37,234  $ 30,073

Earnings per share:
Basic
  Income before extraordinary
    loss                     $     2.41   $   1.89   $   1.03  $    .82
  Extraordinary loss from
    extinguishment of debt                     .04
  Net Income                 $     2.41   $   1.85   $   1.03  $    .82
Diluted
  Income before extraordinary
    loss                     $     2.36   $   1.85   $   1.00  $    .80
  Extraordinary loss from
    extinguishment of debt                     .04
  Net Income                 $     2.36   $   1.81   $   1.00  $    .80
Weighted average number
   of shares
   Basic                         36,338     36,765     36,146    36,614
   Diluted                       37,055     37,591     37,219    37,400

                     See accompanying notes


               TOLL BROTHERS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amounts in thousands)
                           (Unaudited)
                                                                Nine months
                                                               ended July 31
                                                               2000      1999
Cash flows from operating activities:
  Net income                                                 $87,577  $68,130
  Adjustments to reconcile net income to net cash
      used in operating activities:
      Depreciation and amortization                            6,115    4,902
      Equity in the earnings of unconsolidated joint venture  (3,069)
      Extraordinary loss from extinguishment of debt                    2,318
      Deferred taxes                                           3,434    3,769
      Changes in operating assets and liabilities,
          net of assets and liabilities acquired:
        Increase in residential inventories                 (220,160)(275,069)
        Increase in receivables, prepaid
          expenses and other assets                          (18,554) (28,833)
        Increase in customer deposits on sales contracts      29,989   15,113
        Increase in accounts payable, accrued
        expenses and other liabilities                        26,723   25,694
        Increase in current income taxes payable              11,546    1,863

        Net cash used in operating activities                (76,399)(182,113)
Cash flows from investing activities:
  Purchase of property, construction and office
      equipment, net                                          (7,412)  (6,131)
  Acquisition of company, net of cash acquired                        (11,092)
  Investments in unconsolidated entities                              (15,799)
  Distribution from unconsolidated entities                    2,699
  Net cash used in investing activities                       (4,713) (33,022)

Cash flows from financing activities:
  Proceeds from loans payable                                560,132  177,500
  Principal payments of loans payable                       (436,635)(163,715)
  Net proceeds from the issuance of senior
      subordinated notes                                              267,716
  Redemption of subordinated notes                                    (71,359)
  Proceeds from stock options exercised and employee
      stock plan purchases                                       615    2,148
  Purchase of treasury stock                                 (15,430) (13,403)
        Net cash provided by financing activities            108,682  198,887

Net increase (decrease) in cash and cash equivalents          27,570  (16,248)
Cash and cash equivalents, beginning of period                96,484   80,143

Cash and cash equivalents, end of period                    $124,054  $63,895

                      See accompanying notes

               TOLL BROTHERS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The October 31, 1999 balance sheet amounts and disclosures included herein have been derived from the October 31, 1999 audited financial statements of the Registrant. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, it is suggested that they be read in conjunction with the financial statements and notes thereto included in the Registrant's October 31, 1999 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of July 31, 2000, the results of its operations for the nine months and three months ended July 31, 2000 and 1999 and its cash flows for the nine months ended July 31, 2000 and 1999. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. Certain amounts from prior periods have been restated to conform to the current period presentation.


    2.  Residential Inventories

        Residential inventories consisted of the following:

                                                     July 31,    October 31,
                                                      2000         1999
        Land and land development costs           $  440,555    $   506,869
        Construction in progress                   1,085,270        794,599
        Sample homes                                  57,040         57,995
        Land deposits and costs of future
          development                                 52,779         55,575
        Deferred marketing                            33,332         28,244
                                                  $1,668,976     $1,443,282

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

        The Company capitalizes certain interest costs to inventories during the development and construction period. Capitalized interest is charged to interest expense when the related inventories are closed. Interest incurred, capitalized and expensed is summarized as follows:

                                     Nine months         Three months
                                    ended July 31       ended July 31
                                   2000         1999   2000       1999
        Interest capitalized,
          beginning of period     $64,984     $53,966 $74,171   $60,145
        Interest incurred          43,602      37,390  14,971    13,922
        Interest expensed         (31,211)    (28,128)(11,916)  (10,870)
        Write off to cost of sales   (596)        (31)   (447)
        Interest capitalized,
          end of period           $76,779     $63,197 $76,779   $63,197

    3.  Extinguishment of Debt

        In July 2000, the Company entered into a $170 million, five-year term loan with eight banks at a fixed rate of 8.25%. The Company used the proceeds of the loan to repay a $56 million term loan and for general corporate purposes.

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

<CAPTION

    4.  Earnings per share information: (in thousands)

                                     Nine months         Three months
                                    ended July 31       ended July 31
                                   2000         1999   2000       1999
        Basic weighted average
           shares outstanding      36,338      36,765  36,146     36,614
        Stock options                 717         826   1,073        786
        Diluted weighted average
          shares                   37,055      37,591  37,219     37,400



    5.  Stock Repurchase Program

        In April 1997, the Company's Board of Directors authorized the repurchase of up to 3,000,000 shares of its Common Stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. As of July 31, 2000, the Company had repurchased approximately 1,693,000 shares of which approximately 509,000 shares were reissued under its various employee benefit plans.


    6.  Supplemental Disclosure to Statements of Cash Flows

        The following are supplemental disclosures to the statements of cash flow for the nine months ended July 31, 2000 and 1999:

                                                              2000     1999
        Supplemental disclosures of cash flow information:
           Interest paid, net of capitalized amount         $ 8,827  $ 8,008
           Income taxes paid                                $35,924  $33,750

        Supplemental disclosures of non-cash activities:
           Cost of residential inventories acquired
             through seller financing                       $ 6,751  $ 7,504
           Investment in unconsolidated subsidiary aquired
             through seller financing                       $ 4,500
           Income tax benefit relating to exercise of
             employee stock options                         $   472  $   510
           Stock bonus awards                               $ 1,395  $ 2,461
           Contributions to employee retirement plan        $   641  $   490
          Acquisition of company:
              Fair value of assets aquired                           $56,124
              Liabilities assumed                                     45,032
              Cash paid                                              $11,092


PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, comparisons of certain income statement items related to the Company's operations (amounts in millions):
                      Nine months ended July 31,   Three months ended July 31,
                        2000          1999            2000           1999
                        $      %      $      %       $       %      $       %
Housing sales
  Revenues           1,160.4       1,002.9          452.2          392.2
  Costs                887.3  76.5   781.8  78.0    342.0   75.6   304.6  77.7

Land sales
  Revenues              30.1          11.0            9.5           11.0
  Costs                 23.3  77.4     8.6  78.0      7.6   79.8     8.6  78.0


Equity earnings
of unconsolidated
joint venture            3.1

Interest and other       6.0           7.4            2.8            2.5

Total revenues       1,199.6       1,021.2          464.5          405.7

Selling, general
& administrative
expense                119.3  10.0    92.9   9.1     44.2    9.5    34.1   8.4

Interest expense        31.2   2.6    28.1   2.8     11.9    2.6    10.9   2.7

Total costs and
expenses             1,061.1  88.5   911.4  89.2    405.7   87.3   358.2  88.3

Note: Percentages of selling, general and administrative expense, interest expense and total costs and expenses are based on total revenues.

HOUSING SALES

Housing revenues for the nine-month and three-month periods ended July 31, 2000 were higher than those of the comparable periods of 1999 by approximately $158 million, or 16%, and $60 million, or 15%, respectively. The revenue increase in the nine month period was primarily attributable to a 9% increase in the average price of the homes delivered and a 6% increase in the number of homes delivered. The increase in revenue in the three-month period of fiscal 2000 was attributable to a 12% increase in the average price of the homes delivered and a 3% increase in the number of homes delivered. The increase in the average price of the homes delivered was the result of increased selling prices and a shift in the location of homes delivered to more expensive areas. The increase in the number of homes delivered is primarily due to an increase in the number of communities from which the Company was delivering homes and the larger backlog of homes to be delivered at the beginning of fiscal 2000 as compared to fiscal 1999.

The value of new sales contracts signed amounted to $1.57 billion (3,322 homes) and $532 million (1,060 homes) for the nine-month and three-month periods ended July 31, 2000, respectively. The value of new contracts signed for the comparable periods of fiscal 1999 was $1.23 billion (2,886 homes) and $399 million (922 homes), respectively. The increase in the value of new contracts signed in both periods of 2000 was primarily attributable to an increase in the average selling price of the homes (due primarily to the location, size and increase in base selling prices) and an increase both in the average number of communities in which the Company was offering homes for sale and in the number of contracts signed per community.

As of July 31, 2000, the backlog of homes under contract was $1.47 billion (2,983 homes), approximately 34% higher than the $1.09 billion (2,483 homes) backlog as of July 31, 1999 and approximately 38% higher than the $1.07 billion (2,381 homes) backlog as of October 31, 1999. The increase in backlog at July 31, 2000 is primarily attributable to the increase in the number of new contracts signed and price increases, as previously discussed. Based on the company's current backlog and current healthy demand, we believe that fiscal 2001 will be another record year.

Housing costs as a percentage of housing sales decreased in both periods of fiscal 2000 as compared to the comparable periods of fiscal 1999. The decreases were largely the result of selling prices increasing at a greater rate than costs, lower land and improvement costs and improved operating efficiencies offset in part by higher inventory write-offs. The Company incurred $5.0 million and $.9 million in write-offs in the nine-month and three-month periods of fiscal 2000, respectively, as compared to $2.8 million and $.4 million in the comparable periods of fiscal 1999.

LAND SALES

In March 1999, the Company aquired land for homes, apartments, retail, office and industrial space in the master planned community of South Riding, located in Loudoun County, Virginia. The Company will use some of the property for its own homebuilding operations and will also sell home sites and commercial parcels to other builders. The Company recorded its first sale of land from this operation in the third quarter of fiscal 1999. The Company is also developing several other master planned communities in which it may sell land to other builders. Land sales are expected to continue for the next several years but the amounts will vary from quarter to quarter.

EQUITY EARNINGS IN UNCONSOLIDATED JOINT VENTURE

In fiscal 1998, the Company entered into a joint venture to develop and sell land owned by its venture partner. Under the terms of the agreement, the Company has the right to purchase up to a specified number of lots with the majority of the lots to be sold to other builders. In the quarter ended April 30, 2000, the joint venture sold its first group of lots to other builders and to the Company. The Company recognizes its share of earnings from the sale of lots to other builders. The Company reduces its cost basis in the lots it purchases from the joint venture by its share of the earnings on those lots. The joint venture did not sell any lots to other builders in the Company's fiscal quarter ended July 31, 2000. Earnings from this joint venture will vary significantly from quarter to quarter and are expected to continue into fiscal 2001.

INTEREST AND OTHER INCOME

Other income decreased $1.3 million in the nine-month period ended July 31, 2000 as compared to the same period of fiscal 1999. The decrease was principally due to a decrease in interest income and the reduction of fee income.

For the three-months ended July 31, 2000, other income increased $.3 million as compared to the three-months ended July 31, 1999. This increase was primarily the result of a gain realized on the sale of rights in a land contract.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

SG&A spending increased by $26.4 million or 28% and $10.1 million or 29% in the nine-month and three-month periods ended July 31, 2000 as compared to the same periods of fiscal 1999. This increased spending was primarily due to the increase in housing revenues in fiscal 2000 as compared to 1999, the increase in the number of communities from which the Company was selling, costs associated with the Company's expansion into new markets, expenses incurred in the opening of divisional offices to manage the growth and spending related to the development of its master planned communities and land sales.

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

OPERATING INCOME

Operating income increased 26% in the nine-month and 24% in the three-month period of fiscal 2000 over the same periods of fiscal 1999.

INCOME TAXES

Income taxes were provided at an effective rate of 36.8% and 36.7% for the nine-month and three-month periods of fiscal 2000, respectively. For the comparable periods of fiscal 1999, income taxes were provided at 36.6% and 36.7%.

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


Cash flow from operations, before inventory additions, has improved as operating results have improved. The Company anticipates that the cash flow from operations, before inventory additions, will continue to improve as a result of an increase in revenues from the delivery of homes from its existing backlog as well as from new sales contracts and land sales. The Company has used the cash flow from operations, bank borrowings and public debt to acquire additional land for new communities, to fund additional expenditures for land developement and construction costs needed to meet the requirements of the increased backlog and continuing expansion of the number of communities in which the Company is offering homes for sale, and to reduce debt. The Company expects that inventories will continue to increase and is currently negotiating and searching for additional opportunities to obtain control of land for future communities.


The Company has a $465 million unsecured revolving credit facility with sixteen banks which extends through February 2003. As of July 31, 2000, the Company had $100 million of loans and approximately $36 million of letters of credit outstanding under the facility.

The Company believes that it will be able to continue to fund its activities through a combination of existing cash resources, cash flow from operations and existing sources of credit.

                                  HOUSING DATA


                                         Nine Months          Three Months
                                        Ended July 31          Ended July 31
                                        2000         1999      2000       1999
        # of homes closed               2,668        2,517    1,011        986
        Sales value of homes
          closed (in thous.)       $1,160,379   $1,002,883 $452,174   $392,206
        # of homes contracted*          3,322        2,886    1,060        922
        Sales value of homes
         contracted (in thous.)*   $1,573,814   $1,225,142 $532,317   $398,559
        Average number of
          selling communities             147          134      151        133

                                     July 31,    July 31,  Oct. 31,   Oct. 31,
                                       2000        1999      1999       1998
        # of homes in backlog*         2,983       2,483      2,381      1,892
        Sales value of homes in
          backlog (in thous.)*    $1,468,254  $1,092,660 $1,067,685   $814,714


*Contracts for the three-month and nine-month periods ended July 31, 2000 include $4,445,000 (15 homes) and $12,339,000 (45 homes), respectively, from an unconsolidated 50% owned joint venture. Contracts for the three-month and nine-month periods ended July 31,1999 include $7,552,000 (27 homes) from this joint venture. Backlog as of July 31, 2000, October 31, 1999 and July 31, 1999 includes $13,229,000 (47 homes), $13,756,000 (54 homes) and $13,073,000 (58 homes), respectively, from this joint venture.


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

                None.

    ITEM 5.     Other Information

                None.

    ITEM 6.     Exhibits and Reports on Form 8-K
      (a) Exhibits

           Exhibit 3.1* Amendment to the by-laws of the registrant dated July 11, 2000.

           Exhibit 4.1 Indenture dated as of January 26, 1999 between Toll Corp., as issuer, the Registrant, as guarantor, and NBD Bank, a Michigan banking corporation, as Trustee, including form of guarantee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on July 13, 1999 with the Securities and Exchange Commission.

           Exhibit 10.1* Amendment to the Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll and to the Consulting and Non-competition Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll.

           Exhibit 27*    Financial Data Schedule

           *Filed electronically herewith.

      (b) Reports on Form 8-K

          During the quarter ended July 31, 2000, the Registrant did not file a current report on form 8-K.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            TOLL BROTHERS, INC.
                                            (Registrant)



Date: September 5, 2000                  By:      /s/ Joel H. Rassman
                                            Joel H. Rassman
                                            Senior Vice President,
                                            Treasurer and Chief
                                            Financial Officer




Date: September 5, 2000                  By:      /s/ Joseph R. Sicree
                                            Joseph R. Sicree
                                            Vice President -
                                            Chief Accounting Officer
                                            (Principal Accounting Officer)