Form 10-K
period 2000-10-31
TOLL BROTHERS INC
filed 2001-01-12
CIK 794170

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    October 31, 2000
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of December 31, 2000, the aggregate market value of the Common Stock held by non-affiliates (all persons other than executive officers and directors of Registrant) of the Registrant was approximately $1,040,277,000.

As of December 31, 2000, there were 36,262,522 shares of Common Stock outstanding.

Documents Incorporated by Reference: Portions of the proxy statement of Toll Brothers, Inc. with respect to the 2001 Annual Meeting of Shareholders, scheduled to be held on March 22, 2001, are incorporated by reference into Items 10 through 13 hereof.

                              PART I

ITEM 1.  BUSINESS
General

Toll Brothers, Inc. ("Toll Brothers" or the "Company"), a Delaware corporation formed in May 1986, commenced its business operations, through predecessor entities, in 1967. Toll Brothers designs, builds, markets and arranges financing for single family detached and attached homes in middle and high income residential communities catering to move-up, empty-nester and age-qualified homebuyers in twenty states in six regions around the United States. The communities are generally located on land the Company has either developed or acquired fully approved and, in some cases, improved. Currently, the Company operates in:
              Southeastern Pennsylvania and Delaware
              Central New Jersey
              Virginia and Maryland suburbs of Washington, D.C.
              Baltimore County, Maryland
              Boston, Massachusetts metropolitan area
              Rhode Island
              Southern New Hampshire
              Fairfield and Hartford Counties, Connecticut
              Westchester County, New York
              Metro Los Angeles and San Diego, California
              San Francisco Bay area of Northern California
              Palm Springs, California
              Phoenix, Arizona metropolitan area
              Raleigh and Charlotte, North Carolina
              Las Vegas, Nevada
              Dallas and Austin, Texas
              East and west coasts of Florida
              Columbus, Ohio
              Nashville, Tennessee
              Detroit, Michigan
              Chicago, Illinois

The Company continues to explore additional geographic areas for expansion.

The Company markets its homes primarily to middle-income and upper-income buyers,emphasizing high quality construction and customer satisfaction. In the five years ended October 31, 2000, Toll Brothers delivered more than 15,000 homes in 321 communities, including 3,945 homes in 188 communities delivered in fiscal 2000.

In order to take advantage of commercial real estate opportunities which may present themselves from time to time, the Company formed Toll Brothers Realty Trust, a venture which is owned one-third by the Company, one-third by a number of senior executives and /or directors, including Robert I. Toll, Bruce E. Toll (and members of his family), Zvi Barzilay (and members of his family) and Joel
H. Rassman, and one-third by the Pennsylvania State Employees Retirement System. The Company provides development, finance and management services to Toll Realty Trust and receives fees for its services.

The Company also operates its own land development, architectural, engineering, mortgage, title, security monitoring, landscape, cable T.V., broadband Internet access, lumber distribution, house component assembly and manufacturing operations.

At October 31, 2000, the Company was offering homes for sale in 146 communities containing over 14,732 home sites which were owned or controlled through options. As of that date, the Company also controlled approximately 15,607 home sites in 121 proposed communities.

At October 31, 2000, the Company was offering single family detached homes at prices, excluding customized options, generally ranging from $183,000 to $1,120,000 with an average base sales price of $453,000. The offering price of the Company's attached homes, excluding customized options, generally ranged from $155,000 to $600,000, with an average base sales price of $298,000.

On October 31, 2000 and 1999, the Company had backlogs of $1,434,946,000 (2,779 homes) and $1,067,685,000 (2,381 homes), respectively. The Company expects that substantially all homes in backlog at October 31, 2000 will be delivered by October 31, 2001.

In recognition of its achievements, the Company has received numerous awards from national, state and local homebuilder publications and associations. Toll Brothers is the only publicly traded home builder to have won all three of the industry's highest honors: America's Best Builder (1996), the National Housing Quality Award (1995), and Builder of the Year (1988).

The Company generally attempts to reduce certain risks homebuilders encounter by controlling land for future development through options whenever possible (which allows the Company to obtain the necessary governmental approvals before acquiring title to the land), by generally commencing construction of a home only after executing an agreement of sale with a buyer, and by using subcontractors to perform home construction and land development work on a fixed-price basis. In order to obtain better terms or prices, or due to competitive pressures, the Company may purchase properties outright, or acquire the underlying mortgage, prior to obtaining all of the governmental approvals necessary to commence development.

The Communities

Toll Brothers' communities are generally located in affluent suburban areas near major highways with access to major cities. The Company currently operates in twenty states in six regions around the country. The following table lists the states in which the Company operates and the fiscal years in which the Company or its predecessor commenced operations:

                   Fiscal                             Fiscal
    State          Year of            State           Year of
                   Entry                              Entry

    Pennsylvania   1967                Texas          1995
    New Jersey     1982                Florida        1995
    Delaware       1987                Arizona        1995
    Massachusetts  1988                Ohio           1997
    Maryland       1988                Tennessee      1998
    Virginia       1992                Nevada         1998
    Connecticut    1992                Michigan       1999
    New York       1993                Illinois       1999
    California     1994                Rhode Island   2000
    North Carolina 1994                New Hampshire  2000

The Company emphasizes its high-quality, detached single family homes that are marketed primarily to "upscale" luxury home buyers, generally comprised of those persons who have previously owned a principal residence and who are seeking to buy a larger home - the so-called "move-up" market. The Company believes its reputation as a developer of homes for this market enhances its competitive position with respect to the sale of smaller, moderately priced detached homes, as well as attached homes.

The Company also sells to the 50+ year-old "empty-nester" market and believes that this market has strong growth potential. The Company has developed a number of home designs with features such as single-story homes and first floor master bedroom suites that it believes appeal to this category of home buyer and has integrated these designs into its communities along with its other homes.

In 1999, the Company opened for sale its first active adult, age-qualified community for households in which at least one member is 55 years of age. The Company is currently selling from three such communities and expects to open several additional age-qualified communities during the next few years.

The Company believes that the demographics of its move-up, empty-nester and active adult, age-qualified up-scale markets provide potential for growth in the coming decade. According to the U.S. Census Bureau, the number of households earning $100,000 or more (in constant 1999 dollars) now stands at 12.8 million households, approximately 12.2% of all households. This group has grown at nearly seven times the rate of increase of all U.S. households over the past two decades. According to Claritas, Inc., a provider of demographic information, approximately 5.2 million of these households are located in the Company's current markets. The largest number of baby boomers, the more than four million born annually between 1954 and 1964, are now 36 to 47 years of age and in their peak move-up home buying years. The leading edge of the baby boom generation is just now entering its 50s and the empty-nester market. The number of households with persons 55 to 64 years old, the focus of the Company's age-qualified communities, is projected to increase by over 47% by the Year 2010 according to the U.S. Census Bureau.

Toll Brothers also develops master planned communities and currently has seven such communities containing approximately 6,500 home sites and expects to open three additional communities during the next two years. These communities, many of which contain golf courses and other country club type amenities, enable the Company to offer multiple home types and sizes to a broad range of move-up, empty-nester and active-adult buyers. The Company realizes efficiencies from such shared common costs as land development, infrastructure and marketing. The Company currently has master planned communities in Michigan, Florida, North Carolina and Virginia.

Each single-family detached-home community offers several home plans, with the opportunity for home buyers to select various exterior styles. The Company designs each community to fit existing land characteristics, blending winding streets with cul-de-sacs to establish a pleasant environment. The Company strives to create a diversity of architectural styles within an overall planned community. This diversity is created and enhanced by variations among the house models offered, in exterior design options for homes of the same basic floor plan, preservation of existing trees and foliage whenever practicable, and curving street layouts which allow relatively few homes to be seen from any vantage point. Normally, homes of the same type or color may not be built next to each other. The communities have attractive entrances with distinctive signage and landscaping. The Company believes this avoids a "development" appearance and gives each community a diversified neighborhood appearance that enhances home values.

The Company's attached home communities generally offer one to three-story homes, provide for limited exterior options and often contain commonly-owned recreational acreage such as playing fields, swimming pools and tennis courts.

The Homes

Most single-family detached-home communities offer at least four different floor plans, each with several substantially different architectural styles. For example, the purchaser may select the same basic floor plan with a Colonial, Georgian, Federal or Provincial design, and exteriors may be varied further by the use of stone, stucco, brick or siding. Attached home communities generally offer two or three different floor plans with two, three or four bedrooms.

In all of Toll Brothers' communities, a wide selection of options is available to purchasers for an additional charge. The options typically are more numerous and complex as the home becomes more expensive. Major options include additional garages, additional rooms, finished lofts and extra fireplaces. As a result of the additional charges for such options, the average final sales price of the Company's homes was approximately 19% higher than the average base sales price during fiscal 2000.

The range of base sales prices for the Company's lines of homes as of October
31, 2000, was as follows:
    Single-Family Detached Homes:
         Move-up                            $183,000 - $  727,000
         Executive                           271,000 -    899,000
         Estate                              330,000 -  1,120,000
         Active Adult, Age-Qualified         196,000 -    439,000

    Attached Homes:
         Flats                              $155,000 - $  225,000
         Townhomes                           190,000 -    396,000
         Carriage Homes                      254,000 -    600,000

Contracts for the sale of homes are at fixed prices. The prices at which homes are offered in a community have generally increased from time to time during the sellout period for the community; however, there can be no assurance that sales prices will increase in the future.

The Company uses some of the same basic home designs in similar communities. However, the Company is continuously developing new designs to replace or augment existing ones to assure that its homes reflect current consumer preferences. The Company uses its own architectural staff and also engages unaffiliated architectural firms to develop new designs. During the past year, the Company has introduced over 80 new models.

The Company operates in six regions throughout the United States. The following table summarizes by region the Company's closings and new contracts signed during fiscal 2000 and the Company's backlog as of October 31, 2000:

  Region                  Closings       New Contracts(1)         Backlog(1)
                      Units       $000   Units       $000     Units      $000
Northeast             1,043   $492,567   1,043   $513,938       723  $367,586
  (CT,MA,NH,NJ,NY,RI)
Mid-Atlantic
  (DE,MD,PA,VA)       1,293    584,912   1,280    592,738       679   319,220
Southeast (FL,NC,TN)    269    133,892     419    203,963       312   146,632
Southwest (AZ, NV, TX)  734    276,548     731    315,643       417   209,327
Midwest (IL,MI,OH)      335    122,145     481    205,994       311   147,214
West (CA)               271    152,866     464    317,090       337   244,967

Total                 3,945 $1,762,930   4,418 $2,149,366     2,779$1,434,946

(1) New contracts and backlog amounts include $14,844,000 (54 homes) and $9,425,000 (33 homes), respectively, from an unconsolidated 50% owned joint venture.

The following table summarizes certain information with respect to residential communities of Toll Brothers under development as of October 31, 2000:

                                                     HOMES UNDER
                      NUMBER OF     HOMES    HOMES  CONTRACT AND  HOMESITES
 REGION              COMMUNITIES   APPROVED  CLOSED  NOT CLOSED   AVAILABLE
Northeast
  (CT,MA,NH,NJ,NY,RI)         52      5,008   1,932         723       2,353
Mid-Atlantic
  (DE,MD,PA,VA)               55      8,043   2,546         679       4,818
Southeast
  (FL,NC,TN)                  30      3,496     517         312       2,667
Southwest
  (AZ,NV,TX)                  36      3,733   1,258         417       2,058
Midwest
  (IL,MI,OH)                  24      2,728     649         311       1,768
West
  (CA)                        16      1,607     202         337       1,068
 Total                       213     24,615   7,104       2,779      14,732

On October 31, 2000, significant site improvements had not commenced on approximately 9,239 of the 14,732 available home sites. Of the 14,732 available home sites, 1,035 were not owned by the Company, but were controlled through options.

Of the 213 communities under development as of October 31, 2000, 146 had homes being offered for sale and 40 had not yet opened for sale. The other 27 had been sold out, but not all closings had been completed. Of the 146 communities in which homes were being offered for sale, 129 were single-family detached-home communities containing a total of 188 homes (exclusive of model homes) under construction but not under contract, and 17 were attached-home communities containing a total of 54 homes (exclusive of model homes)under construction but not under contract.

Land Policy

Before entering into an agreement to purchase a land parcel, the Company completes extensive comparative studies and analyses on detailed Company-designed forms that assist it in evaluating the acquisition. Toll Brothers generally attempts to follow a policy of acquiring options to purchase land for future communities. However, in order to obtain better terms or prices, or due to competitive pressures, the Company will acquire property outright from time to time. In addition, the Company has, at times, acquired the underlying mortgage on a property and subsequently obtained title to that property.

An option or agreement to purchase land is generally on a non-recourse basis, thereby limiting the Company's financial exposure to the amounts invested in property and pre-development costs. The use of options or purchase agreements may increase the price of land that the Company eventually acquires, but significantly reduces the risk. It allows the Company to obtain necessary development approvals before acquisition of the land, which generally enhances the value of the options and purchase agreements and the land, when acquired. The Company has the ability to extend many of these options for varying periods of time, in some cases by making an additional payment and, in some cases, without any additional payment. The Company's purchase agreements are typically subject to numerous conditions including, but not limited to, the Company's ability to obtain necessary governmental approvals for the proposed community. Often, the downpayment on an agreement will be returned to the Company if all approvals are not obtained, although pre-development costs may not be recoverable. The Company generally has the right to cancel any of its agreements to purchase land by forfeiture of the Company's downpayment on the agreement. In such instances, the Company generally is not able to recover any pre-development costs.

During the early 1990's, due to a recession and the difficulties other builders and land developers had in obtaining financing, the number of buyers competing for land in the Company's market areas diminished, while the number of sellers increased, resulting in more attractive prices for the Company's land acquisitions. Further, many of the land parcels offered for sale were fully approved, and often improved, subdivisions. Previously, such types of subdivisions generally were not available for acquisition in the Company's market areas. The Company purchased several such subdivisions outright and acquired control of several others through option contracts.

Due to the improved economy and the availability of capital during the later portion of the 1990's, the Company has experienced an increase in competition for available land in its market areas. The Company's ability to continue its development activities over the long-term will be dependent upon its continued ability to locate and enter into options or agreements to purchase land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of such land.

While the Company believes that there is significant diversity in its existing markets and that this diversity provides protection from the vagaries of individual local economies, it believes that greater geographic diversification will provide additional protection and more opportunities for growth. The Company continues to look for new markets.

The following is a summary, at October 31, 2000, of the parcels of land that the Company either owned or controlled through options or purchase agreements for proposed communities, as distinguished from those currently under development:
                                    Number of                     Number of
Region                             Communities                  Homes Planned
Northeast                               50                          5,183
Mid-Atlantic                            50                          7,710
Southeast                                3                            438
Southwest                                3                            344
Midwest                                  4                            902
West                                    11                          1,030
                                       121                         15,607

Of the 15,607 planned home sites, 5,799 lots were owned by the Company and 1,417 lots were held for sale. The aggregate purchase price of land parcels under option and purchase agreements at October 31, 2000 was approximately $648,347,000, of which the Company had paid or deposited $32,934,000.

The Company evaluates all of the land under its control for proposed communities on an ongoing basis with respect to economic and market feasibility. During the year ended October 31, 2000, such feasibility analyses resulted in approximately $1,618,000 of capitalized costs related to proposed communities being charged to expense because they were no longer deemed to be recoverable.

There can be no assurance that the Company will be successful in securing necessary development approvals for the land currently under its control or for land which the Company may acquire control of in the future or, that upon obtaining such development approvals, the Company will elect to complete its purchases of land under option or complete the development of land that it owns. The Company has generally been successful in the past in obtaining governmental approvals, has substantial land currently owned or under its control for which it has obtained or is seeking such approvals (as set forth in the table above), and devotes significant resources to locating suitable land for future development and to obtaining the required approvals on land under its control. Failure to locate sufficient suitable land or to obtain necessary governmental approvals may impair the ability of the Company over the long-term to maintain current levels of development activities.

The Company believes that it has an adequate supply of land in its existing communities or held for future development (assuming that all properties are developed) to maintain its operations at its current levels for several years.

Community Development

The Company expends considerable effort in developing a concept for each community, which includes determination of size, style and price range of the homes, layout of the streets and individual lots, and overall community design. After obtaining the necessary governmental subdivision and other approvals, which may sometimes take several years, the Company improves the land by grading and clearing it, installing roads, recreational amenities, underground utility lines, erecting distinctive entrance structures, and staking out individual home sites.

Each community is managed by a project manager who is usually located at the site. Working with construction managers, marketing personnel and, when required, other Company and outside professionals such as engineers, architects and legal counsel, the project manager is responsible for supervising and coordinating the various developmental steps from acquisition through the approval stage, marketing, selling, construction and customer service, including monitoring the progress of work and controlling expenditures. Major decisions regarding each community are made by senior members of the Company's management.

The Company recognizes revenues from home sales only when title and possession are transferred to the buyer, which generally occurs shortly after home construction is substantially completed. The most significant variable affecting the timing of the Company's revenue stream, other than housing demand, is receipt of final regulatory approvals, which, in turn, permits the Company to begin the process of obtaining executed sales contracts from homebuyers. Receipt of such final approvals is not seasonal. Although the Company's sales and construction activities vary somewhat by season, affecting the timing of closings, any such seasonal effect is relatively insignificant compared to the effect of receipt of final governmental approvals.

Subcontractors perform all home construction and land development work, generally under fixed-price contracts. Toll Brothers acts as a general contractor and purchases some, but not all, of the building supplies it requires(See "Manufacturing/Distribution Facilities" in Item 2).

While the Company has experienced some shortages from time to time in the availability of subcontractors in some markets, it does not anticipate any material effect from these shortages on its homebuilding operations. The Company's construction managers and assistant construction managers coordinate subcontracting activities and supervise all aspects of construction work and quality control. One of the ways the Company seeks to achieve home buyer satisfaction is by providing its construction managers with incentive compensation arrangements based on each home buyer's satisfaction as expressed by their responses on pre-closing and post-closing checklists.

The Company maintains insurance to protect against certain risks associated with its activities including, among others, general liability, "all-risk" property, workers' compensation, automobile, and employee fidelity. The
Company believes the amount and extent of such insurance coverages are adequate.

Marketing

The Company believes that its marketing strategy, which emphasizes its more expensive "Estate" and "Executive" product lines of homes, has enhanced the Company's reputation as a builder-developer of high-quality upscale housing. The Company believes this reputation results in greater demand for all of the Company's lines of homes. To enhance this image, the Company generally includes attractive decorative features such as chair rails, crown moldings, dentil moldings, vaulted and coffered ceilings and other aesthetic items, even in its less expensive homes, based on its belief that this additional construction expense improves its marketing effort.

In determining the prices for its homes, the Company utilizes, in addition to management's extensive experience, a Company-designed value analysis program that compares Toll Brothers homes with homes offered by other builders in each local marketing area. In its application of this program, the Company assigns a positive or negative dollar value to differences between itself and its competitors' product features, such as house and community amenities, location and reputation.

Toll Brothers expends great effort in designing and decorating its model homes, which play an important role in its marketing. In its models, Toll Brothers creates an attractive atmosphere, with bread baking in the oven, fires burning in fireplaces, and music playing in the background. Interior decorating varies among the models and is carefully selected to reflect the lifestyles of prospective buyers. During the past several years, the Company has received numerous awards from various home builder associations for its interior merchandising.

The Company typically locates a sales office in each community which is generally staffed by Company sales personnel, who are compensated with both salary and commission. A significant portion of Toll Brothers' sales is derived from the introduction of customers to its communities by local cooperating realtors.

The Company advertises extensively in newspapers, other local and regional publications, and on billboards. The Company also uses videotapes and attractive color brochures to market its communities. The Internet is also an important source of information for our customers. A visitor to the Company's award winning website can obtain information regarding the Company's communities and homes across the country and take panoramic or video tours of its homes. The Company's web address is www.tollbrothers.com.

All Toll Brothers homes are sold under the Company's limited warranty as to workmanship and mechanical equipment. Many homebuyers are also provided with a limited ten-year warranty as to structural integrity.

Competition

The homebuilding business is highly competitive and fragmented. The Company competes with numerous home builders of varying sizes, ranging from local to national in scope, some of which have greater sales and financial resources than the Company. Resales of homes also provide competition. The Company competes primarily on the basis of price, location, design, quality, service and reputation; however, during the past several years, the Company's financial stability, relative to others in its industry, has become an increasingly favorable competitive factor. The Company believes that, due to the increased availability of capital, competition has increased during the past several years.

Regulation and Environmental Matters

The Company is subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular locality. In a number of the Company's markets there has been an increase in state and local legislation authorizing the acquisition of land, as dedicated open space, mainly by governmental, quasi-public and non-profit entities. In addition, the Company is subject to various licensing, registration and filing requirements in connection with the construction, advertisement and sale of homes in its communities. These laws have not had a material effect on the Company, except to the extent that their application may have caused the Company to conclude that development of a proposed community would not be economically feasible, even if any or all necessary governmental approvals were obtained.(See "Land Policy" in this Item 1). The Company may also be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums in one or more of the areas in which it operates. Generally, such moratoriums relate to insufficient water or sewage facilities, or inadequate road capacity.

In order to secure certain approvals, in some areas, the Company may have to provide affordable housing at below market rental or sales prices. The impact on the Company will depend on how the various state and local governments in the areas in which the Company engages, or intends to engage, in development implement their programs for affordable housing. To date, these restrictions have not had a material impact on the Company.

The Company is also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of public health and the environment ("environmental laws"). The particular environmental laws which apply to any given community vary greatly according to the location of the site, the site's environmental condition and the present and former uses of the site. These environmental laws may result in delays, may cause the Company to incur substantial compliance and other costs, and/or may prohibit or severely restrict development in certain environmentally sensitive regions or areas.

The Company maintains a policy of engaging independent environmental consultants to evaluate land for the potential of hazardous or toxic materials, wastes or substances prior to consummating its acquisition. Because it has generally obtained such assessments for the land it has purchased, the Company has not been significantly affected to date by the presence of such materials.

Employees

As of October 31, 2000, the Company employed 2,479 full-time persons; of these, 97 were in executive positions, 327 were engaged in sales activities, 256 were in project management activities, 847 were in administrative and clerical activities, 643 were in construction activities, 139 were in architectural and engineering activities and 170 were in manufacturing and distribution.
The Company considers its employee relations to be good.

Factors That May Affect Our Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of
1995)

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words like
"anticipate", "estimate", "expect", "project", "intend", "plan", "believe", "may", "can", "could", "might" and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements include information relating to construction activities, plans for future development of residential communities, land acquisition and related activities as well as capital spending, financing sources and the effects of regulation and competition. From time to time, forward-looking statements are also included in the Company's other periodic reports on Forms 10-Q and 8-K, in press releases and in other material released to the public.

Any or all of the forward-looking statements included in this report and in any other reports or public statements of the Company may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Many factors mentioned in this report or in other reports or public statements of the Company, such as government regulation and the competitive environment, will be important in determining the Company's future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. The following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below, including factors unknown to us and factors known to us which we have not determined are material, could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced to in this section.

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

     Our operations depend on our ability to continue to obtain land for the development of our residential communities at reasonable prices. Changes in competition, availability of financing, customer trends and market conditions may impact our ability to obtain land for new residential communities.

     The development of our residential communities may be affected by circumstances beyond our control, including weather conditions, work stoppages, labor disputes, unforeseen engineering, environmental or geological problems and unanticipated shortages or increases in the cost of materials and labor. Any of these circumstances could give rise to delays in the completion of, or increase the cost of, developing one or more of our residential communities.

     We believe that our recorded tax balances are adequate. However, it is not possible to predict the effects of possible changes in the tax laws or changes in their interpretation. These changes or interpretations, if made, could have a material negative effect on our operating results.

     The interest rate on our revolving credit agreement is subject to fluctuation based on changes in short-term interest rates and the ratings which national rating agencies assign to our outstanding debt securities. Our interest expense could increase as a result of these factors.

     Our business and earnings are substantially dependent on our ability to obtain financing for our development activities. Increases in interest rates, concerns about the market or the economy, or consolidation or dissolution of financial institutions could increase our cost of borrowing and/or reduce our ability to obtain the funds required for our future operations.

     Our business and earnings are also substantially dependent on the ability of our customers to finance the purchase of their homes. Limitations on the availability of financing or increases in the cost of such financing could adversely affect our operations.

     Claims have been brought against us in various legal proceedings, which have not had, and are not expected to have, a material adverse effect on the business or the financial condition of the Company; however, additional legal and tax claims may arise from time to time, and it is possible that our cash flows and results of operations could be affected from time to time by the resolution of one or more of such matters.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended October 31, 2000.

Item 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT

The following table includes information with respect to all executive officers of the Company as of October 31, 2000. All executive officers serve at the pleasure of the Board of Directors of the Company.

Name                              Age                  Positions

Robert I. Toll                    59              Chairman of the Board,
                                                 Chief Executive Officer
                                                     And Director

Zvi Barzilay                      54              President, Chief Operating
                                                    Officer and Director

Joel H. Rassman                   55              Senior Vice President,
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

The following table sets forth the price range of the Company's common stock on the New York Stock Exchange for each fiscal quarter during the two years ended
October 31, 2000.

                                  Three Months Ended
                 October 31  July 31     April 30   January 31
  2000
    High           $35        $24 5/8    $23 1/16    $19 3/4
    Low            $23 1/2    $18 7/16   $16         $16 1/8

  1999
    High           $21 1/2      $23 7/16   $23 1/4     $25 7/16
    Low            $15 5/8    $19 13/16  $17 1/2     $21 5/8

The Company has not paid any cash dividends on its common stock to date and expects that, for the foreseeable future, it will follow a policy of retaining earnings in order to finance the continued development of its business.

The payment of dividends is within the discretion of the Company's Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including the earnings, capital requirements, the operating and financial condition of the Company, and any contractual limitation then in effect. In this regard, the Company's 8 3/4% Senior Subordinated Notes due 2006, 7 3/4% Senior Subordinated Notes due 2007, 8 1/8% Senior Subordinated Notes due 2009 and 8% Senior Subordinated Notes due 2009, contain restrictions on the amount of dividends the Company may pay on its common stock. In addition, the Company's Bank Revolving Credit Agreement requires the maintenance of minimum consolidated stockholders' equity which restricts the amount of dividends the Company may pay. As of October 31, 2000, under the most restrictive of these provisions, the Company could have paid up to approximately $271,000,000 of cash dividends.

At October 31, 2000, there were approximately 694 record holders of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and housing data of the Company as of and for each of the five fiscal years ended October 31, 2000. It should be read in conjunction with the Consolidated Financial
Statements and Notes thereto, included in this report beginning at page F-1, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this report.

Summary Consolidated Income Statement Data (Amounts in thousands, except per share data)
                                             Year Ended October 31
                              2000        1999        1998      1997      1996
Revenues                $1,814,362   $1,464,115  $1,210,816  $971,660  $760,707
Income before income taxes,
  extraordinary item    $  230,966   $  162,750  $  134,293  $107,646  $ 85,793
Income before
  extraordinary item    $  145,943   $  103,027  $   85,819  $ 67,847  $ 53,744
Extraordinary loss           -           (1,461)     (1,115)   (2,772)
Net income              $  145,943   $  101,566  $   84,704  $ 65,075  $ 53,744

EARNINGS PER SHARE
Basic
Income before
  extraordinary item    $   4.02   $     2.81   $    2.35  $   1.99  $   1.59
Extraordinary loss            -          (.04)       (.03)     (.08)
Net income              $   4.02   $     2.77   $    2.32  $   1.91  $   1.59
Weighted average number
  of shares outstanding   36,269       36,689      36,483    34,127    33,865
Diluted*
Income before
  extraordinary item    $   3.90   $     2.75   $    2.25  $   1.86  $   1.50
Extraordinary loss            -          (.04)       (.03)     (.07)
Net income              $   3.90   $     2.71   $    2.22  $   1.78  $   1.50
Weighted average number
  of shares outstanding   37,413       37,436      38,360    37,263    36,879

*Due to rounding, amounts may not add

Summary Consolidated Balance Sheet Data (Amounts in thousands)
                                                  October 31
                          2000         1999       1998       1997      1996


Inventory              $1,712,383   $1,443,282 $1,111,223 $  921,595  $772,471
Total assets           $2,030,254   $1,668,062 $1,254,468 $1,118,626  $837,926
Debt
 Loans payable         $  326,537   $  213,317 $  182,292 $  189,579  $132,109
 Subordinated debt        469,499      469,418    269,296    319,924   208,415
 Collateralized mortgage
   obligations payable __________        1,145      1,384      2,577     2,816
 Total                 $  796,036   $  683,880 $  452,972  $ 512,080  $343,340

Stockholders' equity   $  745,145   $  616,334 $  525,756  $ 385,252  $314,677

Housing Data

Year ended October 31:      2000          1999      1998         1997      1996
Number of homes
    closed                 3,945         3,555       3,099       2,517     2,109
Sales value of homes
    closed
   (in thousands)     $1,762,930    $1,438,171  $1,206,290   $ 968,253  $759,303
Number of homes
    contracted (1)         4,418         3,845       3,387       2,701     2,398
Sales value of homes
    contracted
   (in thousands) (1) $2,149,366    $1,640,990  $1,383,093  $1,069,279  $884,677
As of October 31:
    Number of homes
      in backlog (1)       2,779         2,381       1,892       1,551     1,367
Sales value of homes
    in backlog
   (in thousands) (1) $1,434,946    $1,067,685  $  814,714  $  627,220  $526,194

 (1) New contracts for fiscal 2000 and 1999 included $14,844,000 (54 homes) and $13,141,000 (46 homes), respectively, from an unconsolidated 50% owned joint venture. Backlog as of October 31, 2000 and 1999 included $9,425,000
(33 homes) and $13,756,000 (54 homes), respectively, from this joint venture.

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth comparisons of certain income statement items related to the Company's operations (dollars in millions):
Year ended October 31,          2000             1999             1998
                               $       %       $       %         $        %

Home sales
  Revenues                  1,762.9         1,438.2          1,206.3
  Costs                     1,337.1   75.8  1,117.9   77.7     933.9     77.4
Land sales
  Revenues                     38.7            17.3
  Costs                        29.8   77.0     13.4   77.1
Equity earnings in
  unconsolidated joint
  ventures                      3.3
Interest and other              9.5             8.6              4.5

Total revenues              1,814.4         1,464.1          1,210.8

Selling, general and
  administrative expenses     170.4    9.4    130.2    8.9     106.7     8.8
Interest expense               46.2    2.5     39.9    2.7      35.9     3.0
Total costs and expenses    1,583.4   87.3  1,301.4   88.9   1,076.5    88.9

Operating income              231.0   12.7    162.7   11.1     134.3    11.1

Note: Percentages for selling, general and administrative expense, interest expense and total costs and expenses are based on total revenues.

FISCAL 2000 COMPARED TO FISCAL 1999

Housing Sales
Housing revenues for fiscal 2000 were higher than those of the fiscal of 1999 by approximately $325 million, or 23%. The revenue increase was primarily attributable to an 11% increase in the number of homes delivered and a 10% increase in the average price of the homes delivered. The increase in the average price of the homes delivered was the result of increased selling prices, a shift in the location of homes delivered to more expensive areas and an increase in the number of homes delivered from our highly amenitized country club communities. The increase in the number of homes delivered is primarily due to a 7% increase in the number of communities from which the Company was delivering homes and the larger backlog of homes to be delivered at the beginning of fiscal 2000 as compared to fiscal 1999.

The value of new sales contracts signed totaled $2.15 billion (4,418 homes) and $1.64 billion (3,845 homes) for fiscal 2000 and 1999, respectively. The increase in the value of new contracts signed in fiscal 2000 was primarily attributable to an increase in the average selling price of the homes (due primarily to the location, size and increase in base selling prices) and an increase both in the average number of communities in which the Company was offering homes for sale and in the number of contracts signed per community.

As of October 31, 2000, the backlog of homes under contract was $1.43 billion (2,779 homes), approximately 34% higher than the $1.07 billion (2,381 homes) backlog as of October 31, 1999. The increase in backlog at October 31, 2000 was primarily attributable to the increase in the number of new contracts signed and price increases, as previously discussed. Based on the Company's current backlog and current healthy demand, the Company believes that fiscal 2001 will be another record year.

Housing costs as a percentage of housing sales decreased in fiscal 2000 as compared to fiscal 1999. The decrease was largely the result of selling prices increasing at a greater rate than costs, lower land and improvement costs, improved operating efficiences offset in part by higher inventory write-offs. The Company incurred $7.4 million in write-offs in fiscal 2000, as compared to $5.1 million in fiscal 1999.

Land Sales
In March 1999, the Company aquired land for homes, apartments, retail, office and industrial space in the master planned community of South Riding, located in Loudoun County, Virginia. The Company will use some of the property for its own homebuilding operations and will also sell home sites and commercial parcels to other builders. The Company recorded its first sale of land from this operation in the third quarter of fiscal 1999. The Company is also developing several master planned communities in which it may sell land to other builders. The increase in land sales in fiscal 2000 over fiscal 1999 was due to the full year of operations in fiscal 2000 compared to six months in fiscal 1999 at South Riding and the first sale of lots at one of its other master planned communities.

Equity Earnings in Unconsolidated Joint Ventures
In fiscal 1998, the Company entered into a joint venture to develop and sell land owned by its venture partner. Under the terms of the agreement, the Company has the right to purchase a specified number of home sites on which to build homes with the majority of the home sites to be sold to other builders. In fiscal 2000, the joint venture sold its first group of home sites to other builders and to the Company. The Company recognizes its share of earnings from the sale of home sites to other builders.The Company reduces its cost basis in the home sites it purchases from the joint venture by its share of the earnings on those home sites.

Interest and Other Income
Interest and other income increased approximately $900,000 in fiscal 2000 as compared to fiscal 1999. The increase was principally due to gains from the sale of miscellaneous assets, offset in part by a reduction of fee income.

Selling, General and Administrative Expenses ("SG&A")
SG&A spending increased by $40.1 million, or 31%, in fiscal 2000 as compared to fiscal 1999. This increased spending was primarily due to the increase in the number of communities from which the Company was selling, the increase in the number of homes delivered, costs associated with the Company's expansion into new markets, expenses incurred in the opening of divisional offices to manage the growth and spending related to the development of its master planned communities and land sales.

FISCAL 1999 COMPARED TO FISCAL 1998

Home Sales
Revenues from home sales for fiscal 1999 as compared to 1998 increased by approximately $232 million, or 19%. The increase in revenues was attributable to a 15% increase in the number of homes delivered and a 4% increase in the average price of the homes delivered. The increased number of homes delivered was due to the greater number of communities from which the Company was delivering homes in fiscal 1999 as compared to fiscal 1998, the larger backlog of homes at the beginning of 1999 as compared to the beginning of 1998, and an increase in the number of homes sold during fiscal 1999 over the number sold in fiscal 1998. Part of the increase in the number of communities was attributable to the acquisition of the homebuilding operations of the Silverman Companies in March 1999.

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

Home costs as a percentage of home revenues increased in 1999 as compared to 1998. The increase was the result of the higher percentage of closings from some of the Company's newer markets (Arizona, Florida, Nevada, North Carolina, Texas and Michigan) in 1999, which generally had higher costs as a percentage of revenue as compared to the Company's more established markets. The Company also had higher inventory writeoffs in 1999 ($5.1 million) as compared to 1998 ($2.0 million). These cost increases were partially offset by lower costs as a percentage of revenues in the Company's more established markets resulting from increased selling prices and lower overhead costs.

Land Sales
In March 1999, the Company acquired land for homes, apartments, retail, office and industrial space in the master planned community of South Riding, located in Loudoun County, Virginia. The Company will use some of the property for its own homebuilding operations and also will sell home sites and commercial parcels to other builders. Land sales revenues from South Riding, which amounted to $17.3 million in fiscal 1999, should continue for the next several years.

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

INTEREST EXPENSE

The Company determines interest expense on a specific lot-by-lot basis for its homebuilding operations and on a parcel-by-parcel basis for its land sales.
As a percentage of total revenues, interest expense will vary depending on many factors including the period of time that the land was owned, the length of time that the homes delivered during the period were under construction, and the interest rates and the amount of debt carried by the Company in proportion to the amount of its inventory during those periods. As a percentage of total revenues, interest expense was lower in fiscal 2000 as compared to fiscal 1999 and lower in fiscal 1999 as compared to fiscal 1998.

INCOME TAXES

Income taxes for fiscal 2000, 1999, and 1998 were provided at effective rates of 36.8%, 36.7% and 36.1%, respectively.

EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT

In January 1999, the Company called for redemption all of its outstanding 9 1/2% Senior Subordinated Notes due 2003 at 102% of principal amount plus accrued interest. The redemption resulted in the recognition of an extraordinary loss in 1999 of $1.5 million, net of $857,000 of income tax benefit. The loss represented the redemption premium and a write-off of unamortized deferred issuance costs.

In February 1998, the Company entered into a five-year bank credit facility. The Company recognized an extraordinary charge in 1998 of $1.1 million, net of $655,000 of income tax benefit, related to the retirement of its previous revolving credit agreement and prepayment of $62 million of fixed rate long-term bank loans.

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

The Company has a $465 million unsecured revolving credit facility with sixteen banks which extends through February 2003. As of October 31, 2000, the Company had $80 million of loans and approximately $36 million of letters of credit outstanding under the facility.

The Company believes that it will be able to fund its activities through a combination of existing cash resources, cash flow from operations and other sources of credit similar in nature to those the Company has accessed in the past.

INFLATION

The long-term impact of inflation on the Company is manifested in increased land, land development, construction and overhead costs, as well as in increased sales prices. The Company generally contracts for land significantly before development and sales efforts begin. Accordingly, to the extent land acquisition costs are fixed, increases or decreases in the sales prices of homes may affect the Company's profits. Since the sales prices of homes are fixed at the time a buyer contracts to acquire a home and the Company generally sells its homes prior to commencement of construction, any inflation of costs in excess of those anticipated may result in lower gross margins. The Company generally attempts to minimize that effect by entering into fixed-price contracts with its subcontractors and material suppliers for specified periods of time, which generally do not exceed one year.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, listed in Item 14(a)(1) and (2), which appear at pages F-1 through F-21 of this report and which are incorporated herein by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                              PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following is incorporated herein by reference:

     the information in Part I, Item 4A of this report;

     the information in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") beginning immediately following the caption "Proposal One - Election of Four Directors for Terms Ending 2004" to but not including the subcaption "Meetings and Committees of the Board of Directors"; and

     the information in the 2001 Proxy Statement beginning immediately following the caption "Section 16(a) Beneficial Ownership Reporting Compliance" to but not including the caption "Certain Transactions".

ITEM 11. EXECUTIVE COMPENSATION

The following information is incorporated herein by reference:

     the information in the 2001 Proxy Statement in the section captioned "Proposal One - Election of Four Directors for Terms Ending 2004", beginning immediately following the sub-caption "Compensation of Directors" to but not including the caption "Proposal Two" and the information in the 2001 Proxy Statement beginning immediately following the caption "Executive Compensation" to but not including the sub-caption "Formation of Real Estate Entities".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the 2001 Proxy Statement captioned "Voting Securities and Security Ownership" beginning immediately following the sub-caption "Security Ownership of Principal Stockholders and Management" to but not including the caption "Proposal One Election of Four Directors for Terms Ending 2004" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information is incorporated herein by reference:

     the information in the 2001 Proxy Statement in the section captioned "Executive Compensation" beginning immediately following the sub-caption "Compensation Committee Interlocks and Insider Participation" to but not including the caption "Report of the Compensation Committees on Executive Compensation";

     the information in the 2001 Proxy Statement beginning immediately following the caption "Certain Transactions" to but not including the caption "Stockholder Proposals"; and

                               PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Financial Statement Schedule

  1. Financial Statements
                                                    Page

       Report of Independent Auditors                        F-1
       Consolidated Statements of Income for the
           Years Ended October 31, 2000, 1999 and 1998       F-2
       Consolidated Balance Sheets as of
           October 31, 2000 and 1999                         F-3
       Consolidated Statements of Cash Flows for the
       Years Ended October 31, 2000, 1999, and 1998          F-4
       Notes to Consolidated Financial Statements            F-5 - F-19
       Summary Consolidated Quarterly Financial Data         F-20

  2. Financial Statement Schedule

       Schedule II -   Valuation and Qualifying Accounts
                       for the Years Ended October 31,
                       2000, 1999 and 1998                   F-21

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

        3.4 Amendment to the by-laws dated July 11, 2000 is hereby incorporated by reference to Exhibit 3.1 of the registrant's form 10-Q for the quarter ended July 31, 2000.

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

        4.4 Indenture dated as of January 26, 1999 between Toll Corp. As issuer, the Registrant, as guarantor, and NBD Bank, a Michigan banking corporation, as Trustee, including form of guarantee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on July 13, 1999 with the Securities and Exchange Commission.

       Exhibit
       Number                                 Description

        4.5 Authorizing Resolutions, dated as of November 6, 1996, relating to the $100,000,000 principal amount of 8 3/4% Senior Subordinated Notes of Toll Corp. due 2006, guaranteed on a Senior Subordinated Basis by Toll Brothers, Inc., is hereby incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on November 15, 1996 with the Securities and Exchange Commission.

        4.6 Authorizing Resolutions, dated as of September 16, 1997, relating to the $100,000,000 principal amount of 7 3/4% Senior Subordinated Notes due 2007 of Toll Corp., guaranteed on a Senior Subordinated basis by Toll Brothers, Inc. is hereby incorporated by reference to Exhibit 4.5 of the Registrant's Form 10-K for the fiscal year ended October 31, 1997.

        4.7 Authorizing Resolutions, dated as of January 22, 1999, relating to the $170,000,000 principal amount of 8.125% Senior Subordinated Notes of Toll Corp. due 2009, guaranteed on a Senior Subordinated basis by Toll Brothers, Inc., is hereby incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on January 25, 1999 with the Securities and Exchange Commission.

        4.8 Authorizing Resolutions, dated as of April 13, 1999, relating to $100,000,000 principal amount of 8% Senior Subordinated Notes of Toll Corp. due 2009, guaranteed on a Senior Subordinated basis by Toll Brothers, Inc. is hereby incorporated by reference to
            Exhibit 4.1 of the Registrant's Form 8-K filed on April 14, 1999 with the Securities and Exchange Commission.

   4.9 Rights Agreement dated as of June 12, 1997 by and between the Company and ChaseMellon Shareholder Service, L.L.C., as Rights Agent, is hereby incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8A dated June 20, 1997.

  4.10 Amendment to Rights Agreement dated as of July 31, 1998, by and between the Company and ChaseMellon Shareholder Service, L.L.C. as Rights Agent incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A/A dated August 21, 1998.

Exhibit
Number                                 Description

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

10.5* Amendment to the Toll Brothers, Inc. Key Executives and Non-Employee
      Directors Stock Option Plan (1993) is hereby incorporated by reference to
      Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995.

10.6* Toll Brothers, Inc. Cash Bonus Plan is hereby incorporated by reference to
      Exhibit 10.2 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 25, 1994.

10.7* Amendment to the Toll Brothers, Inc. Cash Bonus Plan dated May 29, 1996 is hereby incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-K for the year ended October 31, 1996.

Exhibit
Number                                  Description

10.8* Amendment to the Toll Brothers, Inc. Cash Bonus Plan dated December 10,
       1998.

10.9* Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) is hereby incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995.

10.10*Amendment to the Toll Brothers, Inc. Stock Option and Incentive Stock Plan
      (1995) dated May 29, 1996 is hereby incorporated by reference to Exhibit
      10.9 the Registrant's Form 10-K for the year ended October 31, 1997.

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

10.16* Amendment to the Agreement dated March 5, 1998 between the
       Regsitrant and Bruce E. Toll and to the Consulting and Non-Competition Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll is hereby in corporated to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended July 31, 2000.

Exhibit
Number                                  Description

10.17* Agreement between the Registrant and Joel H. Rassman, dated June 30,
       1988, is hereby incorporated by reference to Exhibit 10.8 of Toll Corp.'s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 9, 1988, File No. 33-23162.

12     Statement RE: Computation of Ratios of Earnings to Fixed Charges.

22     Subsidiaries of the Registrant.

23     Consent of Independent Auditors.

27     Financial Data Schedule.

*This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.


(b)  Reports on Form 8-K

            During the fourth quarter of the fiscal year ended
            October 31, 2000, the Company did not file a current report on Form 8-K.

                           SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Lower Moreland, Commonwealth of Pennsylvania on December 14, 2000.
                                             TOLL BROTHERS, INC.


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

  Signature                        Title                       Date


 /s/ Robert I. Toll          Chairman of the Board        December 14, 2000
 Robert I. Toll               Of Directors and
                             Chief Executive Officer
                          (Principal Executive Officer)


 /s/ Bruce E. Toll          Vice Chairman of the Board    December 14, 2000
 Bruce E. Toll              and Director


 /s/ Zvi Barzilay           President, Chief Operating    December 14, 2000
 Zvi Barzilay               Officer and Director


 /s/ Joel H. Rassman        Senior Vice President,        December 14, 2000
 Joel H. Rassman            Treasurer, Chief Financial
                            Officer and Director
                           (Principal Financial Officer)

 /s/ Joseph R. Sicree       Vice President and            December 14, 2000
 Joseph R. Sicree           Chief Accounting Officer
                           (Principal Accounting Officer)


 Signature                        Title                    Date


 /s/ Robert S. Blank             Director              December 14, 2000
 Robert S. Blank

 /s/ Edward G. Boehne            Director              December 14, 2000
 Edward G. Boehne

 /s/ Richard J. Braemer          Director              December 14, 2000
 Richard J. Braemer

 /s/ Roger S. Hillas             Director              December 14, 2000
 Roger S. Hillas

 /s/ Carl B. Marbach             Director              December 14, 2000
 Carl B. Marbach

 /s/ Paul E. Shapiro             Director              December 14, 2000
 Paul E. Shapiro


REPORT OF INDEPENDENT AUDITORS
The Board of Directors and Shareholders
Toll Brothers, Inc.

We have audited the accompanying consolidated balance sheets of Toll Brothers, Inc. and subsidiaries at October 31, 2000 and 1999, and the related consolidated statements of income and cash flows for each of the three years in the period ended October 31, 2000. Our audits also included the financial statement schedule listed in the Index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toll Brothers, Inc. and subsidiaries at October 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             /s/  Ernst & Young LLP

Philadelphia, Pennsylvania
December 12, 2000

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

                                                Year Ended October 31
                                           2000          1999       1998
Revenues:
  Home sales                           $1,762,930     $1,438,171  $1,206,290
  Land sales                               38,730         17,345
  Equity earnings in
  unconsolidated joint ventures             3,250
  Interest and other                        9,452          8,599       4,526
                                        1,814,362      1,464,115   1,210,816
Costs and expenses:
  Home sales                            1,337,060      1,117,872     933,853
  Land sales                               29,809         13,375
  Selling, general and administrative     170,358        130,213     106,729
  Interest                                 46,169         39,905      35,941
                                        1,583,396      1,301,365   1,076,523
Income before income taxes and
  extraordinary loss                      230,966        162,750     134,293
Income taxes                               85,023         59,723      48,474
Income before extraordinary loss          145,943        103,027      85,819
Extraordinary loss                                        (1,461)     (1,115)
Net income                             $  145,943     $  101,566   $  84,704

Earnings per share
Basic:
   Income before extraordinary loss    $     4.02     $     2.81   $    2.35
   Extraordinary loss                                       (.04)       (.03)
   Net income                          $     4.02     $     2.77   $    2.32

Diluted:
   Income before extraordinary loss    $     3.90     $     2.75   $    2.25
   Extraordinary loss                                       (.04)       (.03)
   Net income                          $     3.90     $     2.71   $    2.22

Weighted average number of shares:
   Basic                                   36,269         36,689      36,483
 Diluted                                   37,413         37,436      38,360

                       See accompanying notes.

CONSOLIDATED BALANCE SHEETS (Amounts in thousands)


                                                         October 31
                                                 2000               1999
ASSETS

  Cash and cash equivalents                    $  161,860          $   96,484
  Inventory                                     1,712,383           1,443,282
  Property, construction and office
   equipment, net                                  24,075              19,633
  Receivables, prepaid expenses and other
   assets                                         113,025              87,469
  Investments in unconsolidated entities           18,911              21,194
                                               $2,030,254          $1,668,062

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Loans payable                                $  326,537          $  213,317
  Subordinated notes                              469,499             469,418
  Customer deposits on sales contracts            104,924              82,495
  Accounts payable                                110,927              84,777
  Accrued expenses                                185,141             141,835
  Income taxes payable                             88,081              59,886
    Total liabilities                           1,285,109           1,051,728

Stockholders' equity
  Preferred stock, none issued
  Common stock, 37,028 and 37,035 shares
   issued at October 31, 2000 and 1999,
   respectively                                       359                 365
  Additional paid-in capital                      105,454             105,239
  Retained earnings                               668,608             522,665
  Treasury stock, at cost-
   1,133 shares and 581 shares at October 31,
   2000 and 1999, respectively                    (29,276)            (11,935)
  Total stockholders' equity                      745,145             616,334
                                               $2,030,254          $1,668,062

                     See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands)

                                                    Year Ended October 31
                                                  2000       1999      1998
Cash flows from operating activities:
  Net income                                     $145,943   $101,566  $ 84,704
  Adjustments to reconcile net income to net cash
   used in operating activities:
   Depreciation and amortization                    8,528      6,594     5,611
   Equity earnings in unconsolidated joint ventures(3,250)
   Extraordinary loss from extinguishment of debt              2,318     1,770
   Deferred tax provision                          5,191      1,569      324
  Changes in operating assets and liabilities, net of
   assets and liabilities acquired:
   Increase in inventory                        (264,303)  (282,764) (179,132)
   Increase in receivables, prepaid
      expenses and other assets                  (28,025)   (32,524)  (11,862)
  Increase in customer deposits on sales contracts22,429     11,557    16,700
 Increase in accounts payable and accrued expenses71,492     62,769    35,265
Increase in current income taxes payable          25,132      8,045     5,912
   Net cash used in operating activities         (16,863)  (120,870)  (40,708)

Cash flows from investing activities:
  Purchase of property and equipment, net         (9,415)     (8,331)   (2,834)
  Acquisition of company, net of cash acquired               (11,090)
  Investment in unconsolidated entities                      (15,193)   (6,001)
  Distribution from unconsolidated entities       13,589
    Net cash provided by (used in)
       investing activities                        4,174    (34,614)   (8,835)

Cash flows from financing activities:
  Proceeds from loans payable                    559,843    177,500    55,000
  Principal payments of loans payable           (460,482)  (187,551)  (74,416)
  Net proceeds from issuance of subordinated notes          267,716
  Redemption of subordinated notes                          (71,359)
  Proceeds from stock-based benefit plans         11,936      2,223     4,874
  Purchase of treasury stock                     (33,232)   (16,704)   (3,347)
    Net cash provided by (used in)
       financing activities                       78,065    171,825   (17,889)
Net increase(decrease)in cash and cash equivalents65,376     16,341   (67,432)
Cash and cash equivalents, beginning of year      96,484     80,143   147,575
Cash and cash equivalents, end of year           161,860   $ 96,484  $ 80,143

                        See accompanying notes.

                   Notes to Consolidated Financial Statements

1. Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements include the accounts of Toll Brothers, Inc. (the "Company"), a Delaware corporation, and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in 20% to 50% owned partnerships and affiliates are accounted for on the equity method and investments in less then 20% owned affiliates are accounted for on the cost method.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Recognition
The Company is primarily engaged in the development, construction and sale of residential homes. Revenues and cost of sales are recorded at the time each home sale is closed and title and possession have been transferred to the buyer. Closing normally occurs shortly after construction is substantially completed.

Land sales revenues and cost of sales are recognized at the time that title and possession of the property has been transferred to the buyer.

Cash and Cash Equivalents
Liquid investments or investments with original maturities of three months or less are classified as cash equivalents. The carrying value of these investments approximates their fair value.

Property, Construction and Office Equipment
Property, construction and office equipment are recorded at cost and are stated net of accumulated depreciation of $30,288,000 and $25,761,000 at October 31, 2000 and 1999, respectively. Depreciation is recorded by using the straight-line method over the estimated useful lives of the assets.

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

Segment Reporting
Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the manner in which public enterprises report information about operating segments. The Company has determined that its operations primarily involve one reportable segment, homebuilding.

New Accounting Pronouncement
SFAS No. 133, "Accounting for Derivitive Instruments and for Hedging Activities," establishes accounting and reporting standards of derivative instruments embedded in other contracts, and for hedging activities. The Company will adopt SFAS No. 133, as amended, in the first quarter of 2001. Such adoption is not expected to have a material impact on the Company's reported results of operations, financial position or cash flows.

2.  Inventory
Inventory consisted of the following(amounts in thousands):
                                               October 31
                                           2000           1999
Land and land development costs         $  558,503   $  506,869
Construction in progress                   992,098      794,599
Sample homes                                60,511       57,995
Land deposits and costs of
   future development                       68,560       55,575
Deferred marketing costs                    32,711       28,244
                                        $1,712,383   $1,443,282

Construction in progress includes the cost of homes under construction, land and land development costs and the carrying cost of lots that have been substantially improved.

For the years ended October 31, 2000 and 1999 the Company provided for inventory writedowns and the expensing of costs which it believed not to be recoverable of $7,448,000, $5,092,000, and $2,010,000, respectively.

Interest capitalized in inventories is charged to interest expense when the related inventories are closed. Changes in capitalized interest for the three years ended October 31, 2000 were as follows(amounts in thousands):

                                2000            1999            1998
Interest capitalized,
   beginning of year          $ 64,984        $ 53,966        $ 51,687
Interest incurred               60,236          51,396          38,331
Interest expensed              (46,169)        (39,905)        (35,941)
Write-off to cost
   and expenses                   (608)           (473)           (111)
Interest capitalized,
   end of year                $ 78,443        $ 64,984        $ 53,966

3.  Loans Payable and Subordinated Notes

Loans payable consisted of the following(amounts in thousands):

                                                   October 31
                                               2000          1999
Revolving credit facility
        due February 2003                    $80,000       $80,000
Term loan due July 2001                                     56,000
Term loan due March 2002                      50,000        50,000
Term loan due July 2005                      170,000
Other                                         26,537        27,317
                                            $326,537      $213,317

The Company has a $465,000,000 unsecured revolving credit facility with sixteen banks which extends through February 2003. Interest is payable on borrowings at .575% above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. The Company fixed the interest rate on $20,000,000 of borrowing at 6.39% until March 2002 through an interest rate swap with a bank. Had the Company not entered into the interest rate swap, the interest rate on this borrowing would have been 7.2% at October 31, 2000. As of October 31, 2000, letters of credit and obligations under escrow agreements of $35,896,000 were outstanding.
The agreement contains various covenants, including financial covenants related to consolidated stockholders' equity, indebtedness and inventory. The agreement requires the Company to maintain a minimum consolidated stockholders' equity which restricts the payment of cash dividends and the repurchase of Company stock to approximately $271,000,000 as of October 31, 2000.

The Company borrowed $50,000,000 from three banks at a fixed rate of 7.72% repayable in March 2002. The Company has borrowed $170,000,000 from eight banks at a fixed rate of 8.25% repayable in July 2005. Both loans are unsecured and the agreements contain substantially the same financial covenants as the Company's revolving credit facility.

The carrying value of the loans payable approximates their estimated fair value.

Subordinated notes consisted of the following(amounts in thousands):
                                                              October 31,
                                                           2000         1999
   8 3/4% Senior Subordinated Notes
      due November 15, 2006                              $100,000     100,000
   7 3/4% Senior Subordinated Notes
      due September 15, 2007                              100,000     100,000
   8 1/8% Senior Subordinated Notes
      due February 1, 2009                                170,000     170,000
   8% Senior Subordinated Notes
      due May 1, 2009                                     100,000     100,000
    Bond discount                                            (501)       (582)
                                                         $469,499    $469,418

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

As of October 31, 2000, the aggregate fair value of all the outstanding subordinated notes, based upon their indicated market prices, was approximately $437,570,000.

The annual aggregate maturities of the Company's loans and notes during the next five fiscal years are: 2001 - $12,703,000; 2002 - $55,176,000;
2003 - $82,861,000 and 2004 - $395,000; and 2005 - $170,342,000.

4.  Income taxes

The Company's estimated combined federal and state tax rate before providing for the effect of permanent book-tax differences ("Base Rate") was 37% in 2000, 1999 and 1998. The effective tax rates in 2000, 1999, and 1998 were 36.8% 36.7%, 36.1%, respectively. The primary differences between the Company's Base Rate and effective tax rate were tax-free income, and in 1998, an adjustment due to the recomputation of the Company's deferred tax liability resulting from the change in the Company's estimated Base Rate and the deductibility of certain expenses at a higher basis for tax purposes than for book purposes.

The provisions for income taxes for each of the three years ended October 31, 2000 were as follows (amounts in thousands):

                                     2000     1999     1998

   Federal                         $78,105   $54,874  $44,865
   State                             6,918     4,849    3,609
                                   $85,023   $59,723  $48,474

  Current                          $79,832   $58,154  $48,150
  Deferred                           5,191     1,569      324
                                   $85,023   $59,723  $48,474

The components of income taxes payable consisted of the following (amounts in thousands):
                                          October 31
                                       2000      1999
   Current                           $63,775    $40,772
   Deferred                           24,306     19,114
                                     $88,081    $59,886

The components of net deferred taxes payable consisted of the following
(amounts in thousands):
                                           October 31
                                       2000       1999
   Deferred tax liabilities:
     Capitalized interest            $26,287     $21,204
     Deferred expenses                13,743       7,640
       Total                          40,030      28,844
   Deferred tax assets:
     Inventory valuation reserves      4,555       2,193
     Inventory valuation differences   2,184       1,763
     Deferred income                   2,170
     Accrued expenses
       deductible when paid              178         271
     Other                             6,637       5,503
       Total                          15,724       9,730
   Net deferred tax liability        $24,306     $19,114

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

Changes in stockholders' equity for the three years ended October 31, 2000 were as follows (amounts in thousands):

                                      Additional
                          Common Stock    Paid-In  Retained  Treasury
                         Shares   Amount  Capital  Earnings    Stock   Total
                             #        $        $        $         $      $
Balance, November 1,1997    34,275     343   48,514   336,395    -   385,252
  Net income                                           84,704         84,704
  Purchase of treasury stock  (133)     (1)                   (3,346) (3,347)
 Exercise of stock options     285       3    3,240            1,405   4,648
  Executive bonus award        161       1    3,563                    3,564
  Employee stock plan
   purchases                    10               93              130     223
  Conversion of debt         2,337      23   50,689                   50,712
Balance, October 31, 1998   36,935     369  106,099   421,099 (1,811)525,756
  Net income                                          101,566        101,566
  Purchase of treasury stock  (801)     (8)                  (16,696)(16,704)
  Exercise of stock options    177       2   (1,143)           3,699   2,558
  Executive bonus award        106       1      342            2,119   2,462
  Employee stock plan
   purchases                    12              (15)             221     206
  Contribution to employee
   401(k) Plan                  25       1      (44)             533     490
Balance, October 31, 1999   36,454     365  105,239   522,665(11,935)616,334
  Net income                                          145,943        145,943
  Purchase of treasury stock(1,355)    (14)                  (33,218)(33,232)
  Exercise of stock options    672       7      588           13,345  13,940
  Executive bonus award         80       1     (225)           1,620   1,396
  Employee stock plan purchases  6               (8)             131     123
  Contribution to employee
  401(k) Plan                   38             (140)             781     641
Balance, October 31, 2000   35,895     359  105,454   668,608(29,276)745,145

Stockholder Rights Plan

Common shares outstanding are subject to stock purchase rights. The rights, which are exercisable only under certain conditions, entitle the holder, other than an acquiring person (and certain related parties of an acquiring person), as defined in the plan, to purchase common shares at prices specified in the rights agreement. Unless earlier redeemed, the rights will expire on July 11, 2007.The rights were not exercisable at October 31, 2000.

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

In April 1997, the Company's Board of Directors authorized the repurchase of up to 3,000,000 shares of its Common Stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. As of October 31, 2000, the Company had repurchased 2,289,000 shares of which 1,156,000 shares had been re-issued under its various employee benefit plans.

6. Stock-Based Benefit Plans

Stock-Based Compensation Plans

The Company accounts for its stock option plans according to Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, no compensation costs are recognized upon issuance or exercise of stock options.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of the estimated value of employee option grants and their impact on net income using option pricing models which are designed to estimate the value of options which, unlike employee stock options, can be traded at any time and are transferable. In addition to restrictions on trading, employee stock options may include other restrictions such as vesting periods. Further, such models require the input of highly subjective assumptions including the expected volatility of the stock price. Therefore, in management's opinion, the existing models do not provide a reliable single measure of the value of employee stock options.

At October 31, 2000, the Company's stock-based compensation plans consisted of its four stock option plans. Net income and net income per share as reported in these consolidated financial statements and on a pro forma basis, as if the fair-value based method described in SFAS No. 123 had been adopted, were as follows (in thousands, except per share amounts):

                                                  Year Ended October 31,
                                                2000       1999      1998
Net income                       As reported  $145,943   $101,566   $84,704
                                 Pro forma    $136,622   $ 93,402   $72,841
Basic net income per share       As reported  $   4.02   $   2.77   $  2.32
                                 Pro forma    $   3.77   $   2.55   $  2.00
Diluted net income per share     As reported  $   3.90   $   2.71   $  2.22
                                 Pro forma    $   3.65   $   2.50   $  1.91
Weighted-average grant date fair
value per share of options granted            $   9.03   $  10.98   $ 12.01

For the purposes of providing the pro forma disclosures, the fair value of options granted was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in each of the three fiscal years ended October 31, 2000.

                                              2000        1999       1998
     Risk-free interest rate                  5.80%       6.14%       4.68%
     Expected life (years)                    7.7         7.1         7.2
     Volatility                               35.7%       34.9%       35.1%
     Dividends                                none        none        none

Stock Option Plans

The Company's four stock option plans for employees, officers and non-employee directors provide for the granting of incentive stock options and non-statutory options with a term of up to ten years at a price not less than the market price of the stock at the date of grant. The Company's Stock
Option and Incentive Stock Plan (1995) provides for automatic increases each January 1 in the number of shares available for grant by 2% of the number of shares issued (including treasury shares). The Company's Stock Incentive Plan
(1998) provides for automatic increases each November 1 in the number of shares available for grant by 2.5% of the number of shares issued (including treasury shares). The 1995 Plan and the 1998 Plan each restricts the number of options available for grant in a year to a maximum of 2,500,000 shares and the number of options that may be granted thereunder in a calendar year to the lesser of the number of shares available for grant thereunder or 2,500,000 shares. No additional options may be granted under the Company's Stock Option Plan (1986).

The following summarizes stock option activity for the four plans during the three years ended October 31, 2000:

                                       Number             Weighted Average
                                     of Options            Exercise Price
Outstanding,
 November 1, 1997                     3,684,175                $16.03
Granted                               1,720,575                 26.41
Exercised                              (293,015)                14.04
Cancelled                              (169,217)                22.85
Outstanding,
  October 31, 1998                    4,942,518                $19.53
Granted                               1,252,800                 22.81
Exercised                              (176,470)                11.39
Cancelled                              (127,255)                22.97
Outstanding,
  October 31, 1999                    5,891,593                $20.40
Granted                               1,879,750                 17.53
Exercised                              (678,288)                17.69
Cancelled                               (89,299)                20.95
Outstanding,
  October 31, 2000                    7,003,756                $19.88

Options exercisable and their weighted average exercise price as of October 31, 2000, 1999 and 1998 were 3,874,223 shares and $19.92, 3,736,905 shares and
$18.93, and 3,286,706 shares and $17.90, respectively.

Options available for grant at October 31, 2000, 1999 and 1998 under all the plans were 2,313,251, 3,188,657, and 3,893,663, respectively.

The following table summarizes information about stock options outstanding at
October 31, 2000:
                         Options Outstanding           Options Exercisable
                              Weighted-
                              Average      Weighted-               Weighted-
 Range of                     Remaining    Average                 Average
 Exercise        Number       Contractual  Exercise   Number       Exercise
 Prices          Outstanding  Life         Price      Exercisable  Price
                              (in years)
$ 9.94 -$15.88    1,031,200         3.0     $12.13    1,031,200     $12.13
 17.13 - 20.25    3,361,385         7.4      18.29    1,356,195      19.23
 22.31 - 25.56    1,913,671         7.7      23.87      789,328      24.13
 27.44 - 29.50      697,500         7.2      28.01      697,500      28.01
$ 9.94 -$29.50    7,003,756         6.8     $19.88    3,874,223     $19.92

Bonus Award Shares

Under the terms of the Company's Cash Bonus Plan covering Robert I. Toll, Mr. Toll is entitled to receive cash bonus awards based upon the pretax earnings and stockholders' equity of the Company. In December 1998, Mr. Toll and the Board of Directors agreed that any bonus payable for each of the three fiscal years ended October 31, 2001 will be made (except for specific conditions) in shares of the Company's Common Stock using the value of the stock as of the date of the agreement ($24.25 per share). The stockholders approved the plan at the Company's 1999 Annual Meeting. The Company recognized compensation expense in 2000 of $4,413,000 and in 1999 of $1,395,000 which represented the fair market value of the shares issued to Robert. I. Toll (135,792 shares in 2000 and 79,686 shares in 1999). On October 31, 2000 and 1999, the closing price of the Company's Common Stock on the New York Stock Exchange was $32.50 and $17.50, respectively.

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

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan enables substantially all employees to purchase the Company's Common Stock for 95% of the market price of the stock on specified offering dates or at 85% of the market price of the stock on specified offering dates subject to restrictions. The plan, which terminates in December 2007, provides that 300,000 shares be reserved for purchase. As of October 31, 2000, a total of 233,242 shares were available for issuance.

The number of shares and the average prices per share issued under this plan during each of the three fiscal years ended October 31, 2000, 1999 and 1998 were 6,309 shares and $19.41, 12,182 shares and $16.97, and 9,916 shares and $22.48,respectively. No compensation expense was recognized by the Company under this plan.

7.  Earnings Per Share Information

Information pertaining to the calculation of earnings per share for each of the three years ended October 31, 2000 is as follows:(amounts in thousands)

                                        2000        1999        1998
Basic weighted average
   shares                             36,269      36,689      36,483
Common stock equivalents               1,144         747       1,437
Convertible subordinated notes                                   440
Diluted weighted average shares       37,413      37,436      38,360
Earnings addback related
   to interest on convertible
   subordinated notes,
   net of income tax benefits          ---         ---       $   315

8.  Employee Retirement Plan

The Company maintains a salary deferral savings plan covering substantially all employees. The plan provides for Company contributions totaling 2% of all eligible compensation, plus 2% of eligible compensation above the social security wage base, plus matching contributions of up to 2% of eligible compensation of employees electing to contribute via salary deferrals.
Company contributions with respect to the plan totaled $ 2,579,000, $1,876,000, and $1,591,000, for the years ended October 31, 2000, 1999 and
1998, respectively.

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

In February 1998, the Company entered into a five-year bank credit facility. The Company recognized an extraordinary charge in fiscal 1998 of $1,115,000, net of $655,000 of income tax benefit, related to the retirement of its previous revolving credit agreement and prepayment of $62 million of fixed-rate long-term bank loans.

10.  Commitments and Contingencies

As of October 31, 2000, the Company had agreements to purchase land and improved home sites for future development with purchase prices aggregating approximately $648,347,000 of which $32,934,000 had been paid or deposited. Purchase of the properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

As of October 31, 2000, the Company had agreements of sale outstanding to deliver 2,779 homes with an aggregate sales value of approximately $1,434,946,000.

As of October 31, 2000, the Company was committed to make approximately $63,000,000 of mortgage loans to its homebuyers and to others. All loans with committed interest rates are covered by take-out committments from third party lenders, resulting in no interest rate risk to the Company. The Company also arranges through outside mortgage lenders, a variety of mortgage programs which are offered to its homebuyers.

The Company is involved in various claims and litigation arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material effect on the business or on the financial condition of the Company.

11.  Related Party Transactions

In order to take advantage of commercial real estate opportunities which may present themselves from time to time, the Company formed Toll Brothers Realty Trust (the "Trust"), a venture which is effectively owned one-third by the Company, one-third by a number of senior executives and/or directors including Robert I. Toll, Bruce E. Toll (and certain family members), Zvi Barzilay (and certain family members), and Joel H. Rassman, and one-third by the Pennsylvania State Employees Retirement System (collectively the "Shareholders").

In June 2000, the Shareholders entered into a subscription agreement whereby each group agreed to invest additional capital in an amount not to exceed $9,259,000 if required by the Trust. The commitment expires in June 2002.

As of October 31, 2000, the Company had an investment of $7,233,000 in the Trust. This investment is accounted for on the equity method.

The Company provides development, finance and management services to the Trust and received fees under the terms of various agreements in the amount of $1,392,000 and $2,524,000 in fiscal 2000 and 1999, respectively.

On September 18, 2000 and October 12, 2000, the Company repurchased 200,000 shares and 50,000 shares of its common stock, respectively, from Bruce E. Toll at $30 per share. The high and low trading price of the Company's common stock on the New York Stock Exchange was $30.50 and $28.875 on September 18, 2000 and $32.0625 and $29.25 on October 12, 2000.

12. Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for each of the three years ended October 31, 2000 (amounts in thousands):

                                                      2000     1999     1998
Supplemental disclosures of cash flow information:
   Interest paid, net of amount capitalized         $21,548 $17,469  $13,430
   Income taxes paid                                $54,700 $49,250  $40,835

Supplemental disclosures of noncash activities:
   Cost of residential inventories acquired
     through seller financing                       $ 8,321 $ 7,504  $13,500
   Investment in unconsolidated subsidiary
     acquired through seller financing              $ 4,500
   Income tax benefit relating to exercise
     of employee stock options                      $ 2,128  $  541  $   748
   Stock bonus awards                               $ 1,395  $2,462  $ 3,564
   Contributions to employee retirement plan        $   641  $  490
   Conversion of subordinated debt                                   $50,712

Acquisition of company:
   Fair value of assets acquired                            $56,026
   Liabilities assumed                                       44,934
   Cash paid                                                $11,092

Summary Consolidated Quarterly Financial Data (Unaudited)
(Amounts in thousands, except per share data)

                                                  Three Months Ended
                                      Oct. 31     July 31   April 30   Jan. 31
Fiscal 2000:
Revenues                             $614,793    $464,532   $390,486  $344,551
Income before income taxes             92,484    $ 58,791   $ 44,363  $ 35,328
Net income                             58,366    $ 37,234   $ 27,950  $ 22,393
Earnings per share
  Basic:
    Net income *                      $  1.62    $   1.03   $    .77 $     .61
  Diluted:
    Net income *                      $  1.52    $   1.00   $    .75 $     .61
Weighted average number of shares:
  Basic                                36,061      36,146     36,396    36,471
  Diuted                               38,486      37,219     37,036    36,909

Fiscal 1999:
Revenues                             $442,884    $405,694   $342,671  $272,866
Income before income taxes
  and extraordinary loss             $ 52,919    $ 47,541   $ 34,721  $ 27,569
Income before extraordinary loss     $ 33,436    $ 30,073   $ 22,080  $ 17,438
Net income                           $ 33,436    $ 30,073   $ 22,080  $ 15,977
Earning per share
 Basic:
   Income before extraordinary loss  $    .92    $    .82   $    .60  $    .47
   Net income                        $    .92    $    .82   $    .60  $    .43
 Diluted:
   Income before extraordinary loss  $    .90    $    .80   $    .59  $    .46
   Net income                        $    .90    $    .80   $    .59  $    .42
Weighted average number of shares:
   Basic                               36,462      36,614     36,717    36,963
   Diluted                             36,971      37,400     37,339    38,033

* Due to rounding, the sum of the quarterly earnings per share amounts does not equal the reported earnings per share for the year.

               TOLL BROTHERS, INC. AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      (Amounts in thousands)



                          Balance at  Charged to  Charged             Balance
                          Beginning   Costs         to                at End
                             of         and        Other                of
    Description            Period     Expenses   Accounts  Deductions Period

    Net realizable value
    reserves for inventory
    of land and land
    development costs:

Year ended
 October 31, 1998
    New Jersey           $ 3,708                                    $ 3,708

Year ended
   October 31, 1999:
    New Jersey           $ 3,708                                    $ 3,708

Year ended
   October 31, 2000:
    New Jersey           $ 3,708                                    $ 3,708