Form 10-Q
period 2001-01-31
TOLL BROTHERS INC
filed 2001-03-15
CIK 794170

SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549
	FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   January 31, 2001
	OR
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

     Common Stock, $.01 par value: 36,480,124 shares as of February 28, 2001


                  TOLL BROTHERS, INC. AND SUBSIDIARIES

                                 	INDEX
                                                            Page No.
Statement of Forward Looking Information	         					        1

PART I.	Financial Information                                  2

ITEM 1.  Financial Statements

Condensed Consolidated Balance Sheets	         					           2
  January 31, 2001 (Unaudited) and October 31, 2000

Condensed Consolidated Statements of Income (Unaudited)			     3
  Three Months Ended January 31, 2001 and 2000

Condensed Consolidated Statements of Cash Flows	(Unaudited)			 4
  Three Months Ended January 31, 2001 and 2000

Notes to Condensed Consolidated Financial Statements				       5
  (Unaudited)

ITEM 2.  Management's Discussion and Analysis of		          			8
 Financial Condition and Results of Operations

ITEM 3.  Quantitative and Qualitative Disclosures
 About Market Risk	                                           13

PART II. Other Information				                            				13

SIGNATURES		                                          								14


STATEMENT OF FORWARD-LOOKING INFORMATION

Certain information included herein and in other Company reports, SEC filings, statements and presentations is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning the Company's anticipated operating results, financial resources, changes in revenues, changes in profitability, interest expense, growth and expansion, ability to acquire land, ability to sell homes and properties, ability to deliver homes from backlog, ability to secure materials and subcontractors and stock market valuations. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in other Company reports, SEC filings, statements and presentations. These risks and uncertainties include local, regional and national economic conditions, the effect of governmental regulation, the competitive environment in which the Company operates, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, the availability of capital, fluctuations in capital and securities markets, the availability and cost of labor and materials, and weather conditions.

Additional information concerning potential factors that the Company believes could cause its actual results to differ materially from expected and historical results is included under the caption "Factors That May Affect Our Future Results" in Item 1 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2000. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by the forward-looking statements contained in this report.
Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.


PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                	CONDENSED CONSOLIDATED BALANCE SHEETS
	                       (Amounts in thousands)

                                             	January 31,		October 31,
	                                                2001  		     2000
	                                             (Unaudited)
ASSETS
  Cash and cash equivalents		 	              	$  229,451	  $  161,860
  Inventory            	   				                1,846,120	 	 1,712,383
  Property, construction and office
    equipment-net					      		                    26,150		     24,075
  Receivables, prepaid expenses and
    other assets					      	                     122,811 		   113,025
  Investments in unconsolidated entities		        17,403 	     18,911
                                              $2,241,935	  $2,030,254

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Loans payable				       	                   $  327,389   $  326,537
  Subordinated notes					                        669,520  	   469,499
  Customer deposits on sales
    contracts						                              105,527		    104,924
  Accounts payable					                           85,324	 	   110,927
  Accrued expenses					                          183,051		    185,141
  Income taxes payable			 		                      69,290	      88,081
Total liabilities				                          1,440,101	   1,285,109

Stockholders' equity:
  Common stock 	                       					         365	         359
  Additional paid-in capital			                  108,786	     105,454
  Retained earnings				     	                    708,533	  	  668,608
  Treasury stock				       	                     (15,850)     (29,276)
     Total stockholders' equity		  	             801,834      745,145
                                              $2,241,935	  $2,030,254

                             See accompanying notes

               	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	              (Amounts in thousands, except per share data)
	                              (Unaudited)
               	                                     Three months
                                                   ended January 31

                                                  2001            2000
Revenues:
  Housing sales		                              $458,369        	$334,220
  Land sales		                                   10,907            9,025
  Equity earnings in unconsolidated joint venture	2,386
  Interest and other		                            3,599            1,306
		                                              475,261       	  344,551
Costs and expenses:
  Housing sales		                               344,813	         257,794
  Land sales		                                    8,540            7,039
  Selling, general and administrative		          46,949           35,457
  Interest  			                                  11,764	           8,933
		                                              412,066          309,223

Income before income taxes                       63,195           35,328
Income taxes		                                   23,270           12,935
Net income                      		             $ 39,925	        $ 22,393

Earnings per share:
Basic:		                   	                   $   1.10         $    .61
Diluted: 			                                   $   1.01         $    .61

Weighted average number of shares
  Basic		                   	                    36,163	          36,471
  Diluted			                                     39,415 	         36,909

                           See accompanying notes

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                           (Amounts in thousands)
                                                             Three months
				                                                       ended January 31
                                                          2001          2000
Cash flows from operating activities:
   Net income                                           $39,925        $22,393
   Adjustments to reconcile net income to net cash
       used in operating activities:
     Depreciation and amortization                        2,265          2,093
     Equity in earnings of unconsolidated joint ventures (2,386)
     Deferred tax provision                               1,685          1,768
     Changes in operating assets and liabilities:
        Increase in inventory                          (136,047)      (110,744)
        Origination of mortgage loans                   (26,186)
        Sale of mortgage loans                           24,877
        Increase in receivables, prepaid
           expenses and other assets                     (5,800)        (5,746)
        Increase in customer deposits on sales contracts    603          3,806
        Decrease in accounts payable and
           accrued expenses                             (23,279)       (14,416)
        Decrease in current income taxes payable        (16,165)        (9,333)
   Net cash used in operating activities               (140,508)      (110,179)
Cash flows from investing activities:
   Purchase of property, construction and office
       equipment, net                                    (3,396)        (2,539)
   Distribution from investment in
       unconsolidated joint venture                       8,750
   Net cash provided by (used in) investing activities    5,354         (2,539)
Cash flows from financing activities:
   Proceeds from loans payable	                          40,000        105,060
   Principal payments of loans payable                  (42,268)       (52,082)
   Net proceeds from issuance of
       senior subordinated notes	                       196,975
   Proceeds from stock-based benefit plans                9,680            134
   Purchase of treasury stock                     	      (1,642)        (1,577)
   Net cash provided by financing activities            202,745         51,535
 Increase (decrease) in cash and cash equivalents        67,591        (61,183)
Cash and cash equivalents, beginning of period          161,860         96,484
Cash and cash equivalents, end of period               $229,451       $ 35,301

                               See accompanying notes



                    TOLL BROTHERS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The October 31, 2000 balance sheet amounts and disclosures included herein have been derived from the October 31, 2000 audited financial statements of the Registrant. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, it is suggested that they be read in conjunction with the financial statements and notes thereto included in the Registrant's October 31, 2000 Annual Report to Shareholders. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of January 31, 2001, and the results of its operations and cash flows for the three months ended January 31, 2001 and 2000. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

2. Inventory

Inventory consisted of the following (amounts in thousands):
                                          January 31,  October 31,
                                             2001         2000
 Land and land development costs          $  613,086   $  558,503
 Construction in progress                  1,068,210      992,098
 Sample homes                               	 67,182       60,511
 Land deposits and costs of future
  development        	                        63,996       68,560
 Deferred marketing costs               	     33,646       32,711
                                          $1,846,120   $1,712,383

Construction in progress includes the cost of homes under construction, land and land development costs and the carrying costs of lots that have been substantially improved.


The Company capitalizes certain interest costs to inventories during the development and construction period. Capitalized interest is charged to interest expense when the related inventory is delivered to a customer. Interest incurred, capitalized and expensed is summarized as follows (amounts in thousands):

                                                      Three months
                                                    ended January 31
                                                    2001        2000
 Interest capitalized, beginning of period      $  78,443     $ 64,984
 Interest incurred                           	    	16,913       14,193
 Interest expensed	                               (11,764)      (8,933)
 Write-off to cost of sales and other                   	          (56)
 Interest capitalized, end of period        	     $83,592     $ 70,188

3.	Earnings Per Share

Information pertaining to the calculation of earnings per share for the three months ended January 31, 2001 and 2000 is as follows (amounts in thousands):

                                                  		 2001         2000
 Basic weighted average shares		                   36,163       36,471
 Common stock equivalents		                         3,252          438
 Diluted weighted average shares		                 39,415       36,909

4. Subordinated Notes

In January 2001, the Company issued $200,000,000 of 8 1/4 % Senior Subordinated Notes due 2011. The Company will use the proceeds for general corporate purposes including the acquisition of inventory.

5.	Stock Repurchase Program

The Company's Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company's Common Stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for the Company's various employee benefit plans. As of January 31, 2001, the Company had repurchased approximately 46,000 shares under the program.

6.	Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for the three months ended January 31, 2001 and 2000 (amounts in thousands):

                                 	                         2001   	   2000
 Supplemental disclosures of cash flow information:
   Interest paid, net of capitalized amount            $   3,045   $   3,414
   Income taxes paid                        	          $  37,750   $  20,500
 Supplemental disclosures of non-cash activities:
   Cost of residential inventories acquired
    through seller financing                           $   4,500   $   2,893
   Investment in unconsolidated
    subsidiary acquired through seller financing	      $   3,000
   Income tax benefit relating to exercise of
    employee stock options                 	           $   4,312   $     422
 Stock bonus awards                       	            $   4,413   $   1,395


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended January 31, 2001 and 2000, certain income statement items related to the Company's operations:

                                            Three months ended January 31,
                                               2001       	         2000
                                         $         %          $         %
                                    (millions)            (millions)
Housing sales
		Revenues                          458.4		                 334.2
		Costs                             344.8       75.2		      257.8      77.1
Land sales
		Revenues                           10.9                     9.0
		Costs                               8.5       78.3          7.0      78.0
Equity earning in unconsolidated
  joint venture                       2.4                      -
Interest and other                    3.6                     1.3
Total revenues                      475.3                   344.6
Selling, general and
		administrative expenses*           46.9        9.9         35.5      10.3
Interest expense*                    11.8        2.5          8.9       2.6
Total costs and expenses*           412.1       86.7        309.2      89.7
Income before income taxes           63.2       13.3         35.3      10.3
Note: Due to rounding, amounts may not add.

* Percentages are based on total revenues.

HOUSING SALES

Housing revenues for the three months ended January 31, 2001 increased $124.1 million, or 37%, over housing revenues for the three months ended January 31, 2000. This increase was the result of a 22% increase in units delivered and a 13% increase in the average price of the homes delivered. The increase in the number of homes delivered was the result of the larger backlog of homes to be delivered at the beginning of the 2001 period as compared to the beginning of the 2000 period. The increased backlog was the result of the 31% increase in contracts signed in fiscal 2000 over fiscal 1999. The increase in the average price of the homes delivered was the result of increases in selling price due to increases in base sales prices and a shift in the location of homes delivered to more expensive areas.

The aggregate sales value of contracts signed during the three months ended January 31, 2001 amounted to $448.0 million (883 homes), a 14% increase over the same period in fiscal 2000. This increase is primarily the result of an increase in the average price of homes sold (due primarily to increases in base selling prices and a shift in the location of homes sold to more expensive areas) and a slight increase in the number of contracts signed.

As of January 31, 2001, the backlog of homes under contract but not delivered amounted to $1.42 billion (2,678 homes), a 27% increase over the $1.12 billion (2,431 homes) backlog as of January 31, 2000.

Housing costs as a percentage of housing sales decreased in fiscal 2001 as compared to the comparable period of fiscal 2000. The decrease was largely the result of selling prices increasing at a greater rate than costs, lower land and improvement costs and improved operating efficiencies offset in part by higher inventory write-offs. The Company incurred $2.7 million in write-offs in the three-month period of fiscal 2001 as compared to $2.0 million in the comparable period of fiscal 2000.

Based upon the aforementioned 37% increase in first quarter 2001 housing revenues and the 27% increase in backlog as of January 31, 2001, the Company expects homebuilding revenues to be higher in fiscal 2001 as compared to fiscal 2000.

LAND SALES

The Company operates a land development and sales operation in Loudoun County, Virginia. The Company is also developing several master planned communities in which it may sell land to other builders. The amount of land sales will vary from quarter to quarter depending upon the scheduled timing of the delivery of the land parcels. Land sales amounted to $10.9 million for the three months ended January 31, 2001, a 21% increase over the comparable quarter of 2000.

INTEREST AND OTHER INCOME

For the three months ended January 31, 2001, other income increased $2.3 million as compared to the three-months ended January 31, 2000. This increase was primarily the result of an increase in interest income due to the investment of available cash and increased earnings from the Company's ancillary businesses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

SG&A spending increased by $11.5 million, or 33%, in the three months ended January 31, 2001 as compared to the three months ended January 31, 2000. This increased spending was primarily due to the increase in the level of construction and sales activities in the fiscal 2001 period as compared to the fiscal 2000 period.

INTEREST EXPENSE

The Company determines interest expense on a specific lot-by-lot basis for its homebuilding operations and on a parcel-by-parcel basis for its land sales.
As a percentage of total revenues, interest expense will vary depending on many factors including the period of time that the land was owned, the length of time that the homes delivered during the period were under construction, and the interest rates and the amount of debt carried by the Company in proportion to the amount of its inventory during those periods. Interest expense as a percentage of revenues was slightly lower in the fiscal 2001 period compared to the comparable period of fiscal 2000.

INCOME TAXES

Income taxes were provided at an effective rate of 36.8% and 36.6% in the first quarter of fiscal 2001 and fiscal 2000, respectively.

CAPITAL RESOURCES AND LIQUIDITY

Funding for the Company's operations has been principally provided by cash flows from operations, unsecured bank borrowings, and from the public debt and equity markets.

Cash flow from operations, before inventory additions, has improved as operating results have improved. The Company anticipates that the cash flow from operations, before inventory additions, will continue to improve as a result of an increase in revenues from the delivery of homes from its existing backlog as well as from new sales contracts and land sales. The Company has used the cash flow from operations, bank borrowings and public debt to acquire additional land for new communities, to fund additional expenditures for land development and construction needed to meet the requirements of the increased backlog and continuing expansion of the number of communities in which the Company is offering homes for sale, to reduce debt and repurchase its Common Stock. The Company expects that inventories will continue to increase and is currently negotiating and searching for additional opportunities to obtain control of land for future communities.

The Company has a $465 million unsecured revolving credit facility with sixteen banks which extends through February 2003. As of January 31, 2001, the Company had $80 million of loans and approximately $34.3 million of letters of credit outstanding under the facility. The Company believes that it will be able to fund its activities through a combination of existing cash resources, cash flow from operations and other sources of credit similar in nature to those the Company has accessed in the past.

In January 2001, the Company issued $200 million of 8 1/4% Senior
Subordinated Notes due 2011 to the public. The Company will use the proceeds for general corporate purposes including the acquisition of inventory.

HOUSING DATA
  		                                                New Contracts
		                                           Three months ended January 31,
                                              2001                 2000
                                       units        $000     units      $000
Northeast (MA, RI, NH, CT, NY, NJ)      180     $  92,759     229    $107,416

Mid-Atlantic (PA, DE, MD, VA)           309       146,397     250     114,274

Midwest (OH, IL, MI)                    109        45,829     101      41,623

Southeast (FL, NC, TN)                   76        40,153      63      30,901

Southwest (AZ, NV, TX)                  111        59,604     152      56,627

West Coast (CA)                          98        63,256      69      40,737
             Total                      883      $447,998     864    $391,578

New contract amounts for the three months ended January 31, 2001 and 2000 include $4,333,000 (15 homes) and $4,759,000 (18 homes), respectively, from an unconsolidated joint venture.

                                                       Closings
                                             Three months ended January 31,
                                             2001                 2000
                                        units      $000     units      $000
Northeast (MA, RI, NH, CT, NY, NJ)       244    $118,685     223    $99,684

Mid-Atlantic (PA, DE, MD, VA)            304     139,806     272    116,730

Midwest (OH, IL, MI)                      92      39,865      75     24,056

Southeast (FL, NC, TN)                   113      50,536      50     23,273

Southwest (AZ, NV, TX)                   128      55,795     155     55,680

West Coast (CA)                           90      53,682      24     14,797
		Total                                  971    $458,369     799   $334,220



                                                       Backlog
                                                  As of January 31,
                                           2001                 2000
		                                   units       $000     units       $000
Northeast (MA, RI, NH, CT, NY, NJ)    659    $ 341,660     729     $353,949

Mid-Atlantic (PA, DE, MD, VA)         684      325,811     670      308,940

Midwest (OH, IL, MI)                  315      149,535     251       96,659

Southeast (FL, NC, TN)                275      136,248     175       84,189

Southwest (AZ, NV, TX)                400      213,136     417      171,179

West Coast (CA)                       345      254,542     189      106,683
		Total                             2,678   $1,420,932   2,431   $1,121,599

Backlog amounts as of January 31, 2001 and 2000 include $10,116,000
(35 homes) and $15,067,000 (57 homes) respectively, from an unconsolidated
50% owned joint venture.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK

                  Not applicable

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
       Exhibit 4.1 - *Indenture dated as of January 25, 2001 among Toll Corp., as issuer, the Registrant, as guarantor and Bank One Trust Company, as trustee, including form of guarantee

(b)  Reports on Form 8-K

                     During the quarter ended January 31, 2001, the Company filed a current report on Form 8-K on January 24, 2001, reporting under items five and seven, for the purpose of filing documents pertaining to Toll Corp.'s issuance of $200,000,000 of 8 1/4% Senior Subordinated
                     Notes due 2011 guaranteed on a senior
                     subordinated basis by Toll Brothers, Inc.












                        * Filed electronically herewith


                                 	SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TOLL BROTHERS, INC.
                                            (Registrant)



Date:  March 12, 2001                      	By: /s/ Joel H. Rassman
                                                Joel H. Rassman
                                                Senior Vice President,
                                                Treasurer and Chief
                                                Financial Officer




Date:  March 12, 2001                      	By: /s/ Joseph R. Sicree
                                                Joseph R. Sicree
                                                Vice President -
                                                Chief Accounting Officer
                                                (Principal Accounting Officer)