Form 10-Q/A
period 2001-01-31
TOLL BROTHERS INC
filed 2001-04-19
CIK 794170

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

               TOLL BROTHERS, INC. AND SUBSIDIARIES

                              INDEX


                                                                      Page No.

Statement of Forward Looking Information                                  1

PART I.  Financial Information
        ITEM 1.  Financial Statements

               Condensed Consolidated Balance Sheets (Unaudited)          2
                 as of January 31,2001 and October 31, 2000

               Condensed Consolidated Statements of Income (Unaudited)    3
                 For the Three Months Ended January 31, 2001 and 2000

               Condensed Consolidated Statements of Cash Flows            4
                 (Unaudited)For the Three Months Ended
                 January 31, 2001 and 2000

               Notes to Condensed Consolidated Financial Statements       5
                 (Unaudited)

        ITEM 2.     Management's Discussion and Analysis of                    7
                Financial Condition and Results of Operations

        ITEM 3.     Quantitative and Qualitative Disclosures About
                   Market Risk                                           10


PART II. Other Information                                               11


SIGNATURES                                                                    12


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


              TOLL BROTHERS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Amounts in thousands)



                                               July 31,     October 31,
                                                 2001           2000
                                                     (Unaudited)
ASSETS
  Cash and cash equivalents                  $  229,451    $  161,860
  Inventory                                   1,846,120     1,712,383
  Property, construction and office
    equipment, net                               26,150        24,075
  Receivables, prepaid expenses and
    other assets                                122,811       113,025
  Investments in unconsolidated entities         17,403        18,911

                                             $2,241,935    $2,030,254


LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities:
    Loans payable                            $  327,389    $  326,537
    Subordinated notes                          669,520       469,499
    Customer deposits on sales
      contracts                                 105,527       104,924
    Accounts payable                             85,324       110,927
    Accrued expenses                            183,051       185,141
    Income taxes payable                         69,290        88,081
   Total liabilities                          1,440,101     1,285,109

  Stockholders' equity:
    Preferred stock
    Common stock                                    365           359
    Additional paid-in capital                  108,786       105,454
    Retained earnings                           708,533       668,608
    Treasury stock                              (15,850)      (29,276)
   Total stockholders' equity                   801,834       745,145
                                             $2,241,935    $2,030,254

                     See accompanying notes


                  TOLL BROTHERS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         (Amounts in thousands, except per share data)
                          (Unaudited)

                                                        Three months
                                                      ended January 31
                                                       2000      1999
Revenues:
  Housing sales                                     $458,369  $334,220
  Land sales                                          10,907     9,025
  Equity earnings in
    unconsolidated joint venture                       2,386
  Interest and other                                   3,599     1,306
                                                     475,261   344,551
Costs and expenses:
  Housing sales                                      344,813   257,794
  Land sales                                           8,540     7,039
  Selling, general & administrative                   46,949    35,457
  Interest                                            11,764     8,933
                                                     412,066   309,223

Income before income taxes                            63,195    35,328
Income taxes                                          23,270    12,935
Net income                                          $ 39,925  $ 22,393

Earnings per share:
  Basic                                             $   1.10  $    .61

  Diluted                                           $   1.01  $    .61

Weighted average number
   of shares
   Basic                                              36,163    36,471
   Diluted                                            39,415    36,909

                     See accompanying notes

               TOLL BROTHERS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amounts in thousands)
                           (Unaudited)
                                                           Nine months
                                                          ended July 31
                                                          2001      2000
Cash flows from operating activities:
   Net income                                           $39,925    $22,393
   Adjustments to reconcile net income to net cash
       used in operating activities:
     Depreciation and amortization                        2,265      2,093
     Equity in the earnings of unconsolidated
       joint ventures                                    (2,386)
     Deferred tax provision                               1,685      1,768
     Changes in operating assets and liabilities:
        Increase in  inventory                         (136,047)  (110,744)
        Origination of mortgage loans                   (26,186)
        Sale of mortgage loans                           24,877
        Increase in receivables, prepaid
           expenses and other assets                     (5,800)    (5,746)
        Increase in customer deposits on sales contracts    603      3,806
        Decrease in accounts payable and accrued
           expenses                                     (23,279)   (14,416)
        Decrease in current income taxes payable        (16,165)    (9,333)
   Net cash used in operating activities               (140,508)  (110,179)

Cash flows from investing activities:
   Purchase of property, construction and office
       equipment, net                                    (3,396)    (2,539)
   Distribution from investment in unconsolidated
       joint ventures                                     8,750
   Net cash provided by (used in) investing activities    5,354     (2,539)

Cash flows from financing activities:
   Proceeds from loans payable                           40,000    105,060
   Principal payments of loans payable                  (42,268)   (52,082)
   Net proceeds from the issuance of senior
       subordinated notes                               196,975
   Proceeds from stock-based benefit plans                9,680        134
   Purchase of treasury stock                            (1,642)    (1,577)
   Net cash provided by financing activities            202,745     51,535

   Increase (decrease) in cash and cash equivalents      67,591    (61,183)
Cash and cash equivalents, beginning of period          161,860     96,484
Cash and cash equivalents, end of period               $229,451    $35,301

                      See accompanying notes


                     TOLL BROTHERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The October 31, 2000 balance sheet amounts and disclosures included herein have been derived from the October 31, 2000 audited financial statements of the Registrant. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, it is suggested that they be read in conjunction with the financial statements and notes thereto included in the Registrant's October 31, 2000 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of January 31, 2001 and the results of its operations and cash flows for the three months ended January 31, 2001 and 2000. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

2.  Inventory

    Inventory consisted of the following (amount in thousands):
                                                January 31,  October 31,
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

    Construction in progress includes the cost of homes under construction, land, land development costs and carrying costs of lots that have been substantially improved.

    The Company capitalizes certain interest costs to inventories during the development and construction period. Capitalized interest is charged to interest expense when the related inventory is delivered to a customer. Interest incurred, capitalized and expensed is summarized as follows (amounts in thousands):

                                                     Three months
                                                     ended July 31,
                                                    2000       1999
    Interest capitalized,
      beginning of period                         $78,443    $64,984
    Interest incurred                              16,913     14,193
    Interest expensed                             (11,764)    (8,933)
    Write-off to cost of sales                                   (56)
    Interest capitalized,
      end of period                               $83,592    $70,188

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

4.   Subordinated Notes

     In January 2001, the Company issued $200,000,000 of 8 1/4% Senior Subordinated Notes due 2011. The Company will use the proceeds for general corporate purposes including the acquisition of inventory.

5.   Stock Repurchase Program

     The Company's Board of Directors has authorized the repurchase of up to 5,000,000 shares of its Common Stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for the Company's various employee benefit plans. As of January 31, 2001, the Company had repurchased approximately 46,000 shares under the program.

6.   Supplemental Disclosure to Statements of Cash Flows

     The following are supplemental disclosures to the statements of cash flows for the three months ended January 31, 2001 and 2000 (amounts in thousands):

                                                            2001     2000
     Supplemental disclosures of cash flow information:
       Interest paid, net of capitalized amount            $ 3,045  $ 3,414
       Income taxes paid                                   $37,750  $20,500

     Supplemental disclosures of non-cash activities:
       Cost of residential inventories acquired
         through seller financing                          $ 4,500  $ 2,893
       Investment in unconsolidated subsidiary aquired
         through seller financing                          $ 3,000
       Income tax benefit relating to exercise of
         employee stock options                            $ 4,312  $   422
       Stock bonus awards                                  $ 4,413  $ 1,395


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


The following table sets forth, for the three months ended January 31, 2001 and 2000, certain income statement items related to the Company's operations

                                              Three months ended January 31,
                                                   2001             2000
                                                $       %        $       %
                                            (millions)      (millions)
Housing sales
  Revenues                                    458.4            334.2
  Costs                                       344.8   75.2     257.8   77.1
Land sales
  Revenues                                     10.9              9.0
  Costs                                         8.5   78.3       7.0   78.0
Equity earnings
 in unconsolidated
 joint venture                                  2.4
Interest and other                              3.6              1.3
Total revenues                                475.3            344.6
Selling, general
 & administrative
 expenses*                                     46.9    9.9      35.5   10.3
Interest expense*                              11.8    2.5       8.9    2.6
Total costs and
 expenses*                                    412.1   86.7     309.2   89.7
Income before income taxes                     63.2   13.3      35.3   10.3

Note: Due to rounding, amounts may not add
* Percentages are based on total revenues.

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

INCOME TAXES

Income taxes were provided at an effective rate of 36.8% and 36.6% for the first quarter of fiscal 2001 and fiscal 2000, respectively.

CAPITAL RESOURCES AND LIQUIDITY

Funding for the Company's operations has been principally provided by cash flows from operations, unsecured bank borrowings and from the public debt and equity markets.

Cash flow from operations, before inventory additions, has improved as operating results have improved. The Company anticipates that the cash flow from operations, before inventory additions, will continue to improve as a result of an increase in revenues from the delivery of homes from its existing backlog as well as from new sales contracts and land sales. The Company has used the cash flow from operations, bank borrowings and public debt to acquire additional land for new communities, to fund additional expenditures for land developement and construction needed to meet the requirements of the increased backlog and continuing expansion of the number of communities in which the Company is offering homes for sale, to reduce debt and repurchase its Common Stock. The Company expects that inventories will continue to increase and is currently negotiating and searching for additional opportunities to obtain control of land for future communities.

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

HOUSING DATA

                                               New Contracts
                                         Three months ended January 31,
                                         2001                    2000
                                   units      $000         units      $000
Northeast (MA,RI,NH,CT,NY,NJ)       180     $ 92,759        229     $107,416

Mid-Atlantic (PA,DE,MD,VA)          309      146,397        250      114,274

Midwest (OH,IL,MI)                  109       45,829        101       41,623

Southeast (FL,NC,TN)                 76       40,153         63       30,901

Southwest (AZ,NV,TX)                111       59,604        152       56,627

West Coast (CA)                      98       63,256         69       40,737
      Total                         883     $447,998        864     $391,578

New contract amounts for the three months ended January 31, 2001 and 2000 include $4,333,000 (15 homes) and $4,759,000 (18 homes), respectively, from an unconsolidated joint venture.


                                                  Closings
                                         Three months ended January 31,
                                         2001                    2000
                                   units      $000         units      $000
Northeast (MA,RI,NH,CT,NY,NJ)       244     $118,685        223    $ 99,684

Mid-Atlantic(PA,DE,MD,VA)           304      139,806        272     116,730

Midwest (OH,IL,MI)                   92       39,865         75      24,056

Southeast (FL,NC,TN)                113       50,536         50      23,273

Southwest (AZ,NV,TX)                128       55,795        155      55,680

West Coast (CA)                      90       53,682         24      14,797
      Total                         971     $458,369        799    $334,220



                                                  Backlog
                                              As ofJanuary 31,
                                        2001                    2000
                                  units       $000        units       $000
Northeast (MA,RI,NH,CT,NY,NJ)      659      $341,660       729      $353,949

Mid-Atlantic (PA,DE,MD,VA)         684       325,811       670       308,940

Midwest (OH,IL,MI)                 315       149,535       251        96,659

Southeast (FL,NC,TN)               275       136,248       175        84,189

Southwest (AZ,NV,TX)               400       213,136       417       171,179

West Coast (CA)                    345       254,542       189       106,683
      Total                      2,678    $1,420,932     2,431    $1,121,599

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

       (b) Reports on Form 8-K

                            During the quarter ended January 31, 2001 the Company filed a current rep ort on Form 8-K on January 24, 2001, reporting under items five and seven, for the purpose of filing documents pertaining to Toll Corp.'s issuance of $200,000,000 of 8 1/4% Senior Subordinated Notes due 2011 guaranteed on a senior subordinated basis by Toll Brothers, Inc.


                 *Filed electronically herewith




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