Form 10-Q
period 2001-06-14
TOLL BROTHERS INC
filed 2001-06-14
CIK 794170

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   April 30, 2001
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

Common Stock, $.01 par value: 35,970,371 shares as of June 5, 2001






TOLL BROTHERS, INC. AND SUBSIDIARIES
INDEX


                                                             Page  No.
Statement of Forward-Looking Information                          1

PART I.  Financial Information
         ITEM 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                   (Unaudited) as of April 30, 2001 and
                   October 31, 2000                               2

                  Condensed Consolidated Statements of Income
                   (Unaudited)  For the Six Months and Three
                   Months Ended April 30, 2001 and 2000           3

                  Condensed Consolidated Statements of Cash Flows
                   (Unaudited)For the Six Months Ended
                   April 30, 2001 and 2000                        4

                  Notes to Condensed Consolidated Financial
                   Statements (Unaudited)                         5

         ITEM 2.  Management's Discussion and Analysis
                   of  Financial Condition and Results of
                   Operations                                     7

         ITEM 3.  Quantitative and Qualitative Disclosures
                   About Market Risk                             12

PART II. Other Information                                       12

SIGNATURES                                                       14




STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included herein and in other Company reports, SEC filings, statements and presentations is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning the Company's anticipated operating results, financial resources, changes in revenues, changes in profitability, interest expense, growth and expansion, ability to acquire land, ability to sell homes and properties, ability to deliver homes from backlog, ability to secure materials and subcontractors, the general economy and stock market valuations.
Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in other Company reports, SEC filings, statements and presentations.
These risks and uncertainties include local, regional and national economic conditions, the effects of governmental regulation, the competitive environment in which the Company operates, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, the availability of capital, fluctuations in capital and securities markets, the availability and cost of labor and materials, and weather conditions.

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


                    PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)



                                                   April 30,	October 31,
                                                     2001            2000
                                                  (Unaudited)
ASSETS
  Cash and cash equivalents                       $  117,004      $  161,860
  Inventory                                        2,054,341       1,712,383
  Property, construction and office
    equipment, net                                    28,131          24,075
  Receivables, prepaid expenses and
    other assets                                     129,975         113,025
  Investments in unconsolidated entities              16,831          18,911
                                                  $2,346,282      $2,030,254

LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities:
    Loans payable                                 $  345,661      $  326,537
    Subordinated notes                               669,540         469,499
    Customer deposits on sales contracts             115,525         104,924
    Accounts payable                                  98,525         110,927
    Accrued expenses                                 199,024         185,141
    Income taxes payable                              77,563          88,081
     Total liabilities                             1,505,838       1,285,109

  Stockholders' equity:
    Common stock                                         363             359
    Additional paid-in capital                       108,469         105,454
    Retained earnings                                754,311         668,608
    Treasury stock                                   (22,699)        (29,276)
    Total stockholders' equity                       840,444         745,145
                                                  $2,346,282      $2,030,254

                       See accompanying notes





TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

                                       Six months           Three months
                                      ended April 30       ended April 30
                                        2001   2000         2001    2000
Revenues:
  Housing sales                         $955,915  $708,205  $497,546  $373,985
  Land sales                              22,417    20,517    11,510    11,492
  Equity earnings from unconsolidated
   joint ventures                          5,261     3,069     2,875     3,069
  Interest and other                       6,192     3,246     2,593     1,940
                                         989,785   735,037   514,524   390,486
Costs and expenses:
  Housing sales                          713,380   545,273   368,567   287,479
  Land sales                              17,538    15,648     8,998     8,609
  Selling, general & administrative       98,339    75,130    51,390    39,673
  Interest                                24,982    19,295    13,218    10,362
                                         854,239   655,346   442,173   346,123
Income before income taxes               135,546    79,691    72,351    44,363
Income taxes                              49,843    29,348    26,573    16,413
Net income                              $ 85,703  $ 50,343  $ 45,778  $ 27,950

Earnings per share:
   Basic                                $   2.36  $   1.38  $   1.26  $    .77

   Diluted                              $   2.18  $   1.36  $   1.17  $    .75

Weighted average number
 of shares
   Basic                                  36,296    36,434    36,428    36,396
   Diluted                                39,348    36,973    39,282    37,036


See accompanying notes






TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)
                                                         Six months
                                                       ended April 30
                                                     2001         2000
Cash flows used in operating activities:
   Net income                                         $85,703      $50,343
   Adjustments to reconcile net income to net cash
    used in operating activities:
     Depreciation and amortization                      4,873        3,966
     Equity in the earnings from
       Unconsolidated joint ventures                   (5,261)      (3,069)
     Deferred tax provision                             4,600        2,656
     Changes in operating assets and liabilities:
       Increase in residential inventory             (320,982)    (159,515)
       Origination of mortgage loans                  (64,391)
       Sale of mortgage loans                          55,441
       Increase in receivables, prepaid expenses
         and other assets                              (6,080)      (8,267)
       Increase in customer deposits on sales
         contracts                                     10,601       25,585
       Increase (decrease) in accounts payable
         and accrued expenses                           6,685       (3,696)
      (Decrease) increase in current
         income taxes payable                         (10,508)       4,767
       Net cash used in operating
         activities                                  (239,319)     (87,230)
Cash flows from investing activities:
  Purchase of property, construction
    and office equipment, net                          (6,851)      (4,759)
  Distribution from investment in unconsolidated
    joint ventures                                     12,250        2,699
     Net cash provided by (used in)
               investing activities                     5,399       (2,060)
Cash flows from financing activities:
  Proceeds from loans payable                          60,000      230,060
  Principal payments of loans payable                 (67,692)    (210,275)
  Net proceeds from the issuance of
    subordinated notes                                196,975
  Proceeds from stock options exercised and employee
    Stock plan purchases                               11,331          870
  Purchase of treasury stock                          (11,550)      (3,524)
       Net cash provided by
         financing activities                         189,064       17,131
(Decrease) in cash and cash equivalents               (44,856)     (72,159)
Cash and cash equivalents, beginning of period        161,860       96,484
Cash and cash equivalents, end of period             $117,004     $ 24,325

See accompanying notes


TOLL BROTHERS, INC. AND SUBSIDIARIES
324:  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)
(Unaudited)

1. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The October 31, 2000 balance sheet amounts and disclosures included herein have been derived from the October 31, 2000 audited financial statements of the Registrant. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, it is suggested that they be read in conjunction with the financial statements and notes thereto included in the Registrant's October 31, 2000 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of April 30, 2001, the results of its operations for the six months and three months ended April 30, 2001 and 2000 and its cash flows for the six months ended April 30, 2001 and 2000. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

2. Inventory


   Inventory consisted of the following:
                                               April 30,   October 31,
                                                 2001         2000
    Land and land development costs           $  712,267       558,503
    Construction in progress                   1,169,502       992,098
    Sample homes                                  73,102        60,511
    Land deposits and costs of future
      development                                 64,241        68,560
    Deferred marketing costs                      35,229        32,711
                                              $2,054,341    $1,712,383

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




   The Company capitalizes certain interest costs to inventories during the development and construction period. Capitalized interest is charged to interest expense when the related inventories are closed. Interest incurred, capitalized and expensed is summarized as follows:

                                     Six months         Three months
                                   ended April 30      ended April 30
                                   2001      2000      2001      2000
   Interest capitalized,
     beginning of period         $78,443   $64,984   $83,592   $70,188
   Interest incurred              37,399    28,631    20,486    14,438
   Interest expensed             (24,982)  (19,295)  (13,218)  (10,362)
   Write off to cost of sales       (434)     (149)     (434)      (93)
      Interest capitalized,
      end of period              $90,426   $74,171   $90,426   $74,171

3.  Earnings per share information:


    Information pertaining to the calculation of earnings per share for the six months and three months ended April 30, 2001 and 2000 is as follows:

                                  Six months       Three months
                                ended April 30    ended April 30
                                2001     2000     2001     2000
    Basic weighted average
      shares outstanding        36,296   36,434   36,428   36,396
    Stock options                3,052      539    2,854      640
    Diluted weighted average
      shares                    39,348   36,973   39,282   37,036

4.  Subordinated Notes

    In January 2001, the Company issued $200,000,000 of 8 1/4% Senior Subordinated Notes due 2011. The Company used the proceeds for general corporate purposes including the acquisition of inventory.

5.  Stock Repurchase Program

    The Company's Board of Directors has authorized the repurchase of up to 5,000,000 shares of its Common Stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for the Company's various employee benefit plans. As of April 30, 2001, the Company had repurchased approximately 331,000 shares under the program. As of April 30, 2001, the Company held 702,000 shares in Treasury.



6.  Supplemental Disclosure to Statement of Cash Flows


    The following are supplemental disclosures to the statements of cash flow for six months ended April 30, 2001 and 2000 (amounts in thousands):

                                                    2001      2000
    Supplemental disclosures of cash flow
     information:
        Interest paid, net of capitalized amount    $  5,440   $  4,575
        Income taxes paid                           $ 55,750   $ 21,925

    Supplemental disclosures of non-cash
     activities:
        Cost of residential inventories acquired
         through seller financing                   $ 27,645   $  2,893
        Investment in unconsolidated subsidiary
         acquired through seller financing                     $  8,000
        Income tax benefit relating to exercise of
         employee stock options                     $  4,611  $     492
        Stock bonus awards                          $  4,413  $   1,395
        Contributions to employee retirement plan   $    791  $     781

  </TABLE

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS



The following table sets forth, for the periods indicated, certain income statement items related to the Company's operations (dollars in millions):

                          Six months ended April 30  Three months ended April 30
                            2001             2000       2001          2000
                          $       %       $        %  $       %     $       %
Housing sales
  Revenues              955.9          708.2          497.5         374.0
  Costs                 713.3   74.6   545.3   77.0   368.6   74.1  287.5  76.9

Land sales
  Revenues               22.4           20.5           11.5          11.5
  Costs                  17.5   78.2    15.6   76.3     9.0   78.2    8.6  74.9

Equity earnings from
unconsolidated joint
ventures                  5.3            3.1            2.9           3.1

Other                     6.2            3.2            2.6           1.9

Total Revenues          989.8          735.0          514.5         390.5

Selling, general
& administrative
expense*                 98.3    9.9    75.1   10.2    51.4   10.0   39.7  10.2

Interest expense*        25.0    2.5    19.3    2.6    13.2    2.6   10.4   2.7

Total costs and
expenses*               854.2   86.3   655.3   89.2   442.0   85.9  346.1  88.6

Income before
income taxes            135.5   13.7    79.7   10.8    72.4   14.1   44.4  11.4

Note: Due to rounding, amounts may not add.
*Percentages are based on total revenues.


HOUSING SALES

Housing revenues for the six-month and three-month periods ended April 30, 2001 were higher than those of the comparable periods of 2000 by approximately $247.7 million or 35%, and $123.6 million or 33%, respectively. The increase in revenues in the six-month period of 2001 was attributable to an 18% increase in the number of homes delivered and an 15% increase in the average price of the homes delivered. The increase in revenues in the three-month period of 2001 was attributable to a 17% increase in the average price of the homes delivered and a 14% increase in the number of homes delivered. The increase in the number of homes delivered in the six- month and three-month periods was due to the greater number of communities from which the Company was delivering homes and the larger backlog of homes at the beginning of fiscal 2001 as compared to the beginning of fiscal 2000. The increase in the backlog was the result of the 31% increase in contracts signed in fiscal 2000 as compared to fiscal 1999. The increase in the average price of homes delivered was the result of increased selling prices and a shift in the location of homes delivered to more expensive areas. The aggregate sales value of signed contracts for the six-month and three-month periods ended April 30, 2001 increased by 10% and 7%, respectively, compared to each of the comparable periods of fiscal 2000. These increases were primarily the result of increases in the average price of homes sold due to the location, size and increases in the base selling prices.

As of April 30, 2001, the backlog of homes under contract but not delivered amounted to $1.61 billion (3,112 homes), a 16% increase over the $1.39 billion (2,957 homes) backlog as of April 30, 2000 and a 12% increase over the $1.43 billion (2,779 homes) backlog as of October 31, 2000.

Based upon the aforementioned 35% increase in homes delivered for the six months ended April 30, 2001 and the 16% higher backlog of homes under contract but not delivered as of April 30, 2001 as compared to April 30, 2000, the Company expects fiscal 2001 homebuilding revenues to be higher than fiscal 2000 homebuilding revenues.

Housing costs as a percentage of housing sales decreased in both periods of fiscal 2001 as compared to the comparable periods of fiscal 2000. The decreases were the result of selling prices increasing at a greater rate than costs, lower land and improvement costs and improved operating efficiencies.

EQUITY EARNINGS FROM UNCONSOLIDATED JOINT VENTURES

In fiscal 1998, the Company entered into a joint venture to develop and sell land owned by the other partner. Under the terms of the agreement the Company has the right to purchase up to a specified number of lots. The joint venture also sells lots to other builders. In the quarter ended April 30, 2000, the joint venture sold its first group of lots to other builders and to the Company. The Company recognizes earnings from the sale of lots to other builders but does not recognize earnings from lots that it purchases but reduces its cost basis in the lots. Earnings from this joint venture will vary significantly from quarter to quarter.

LAND SALES

The Company operates a land development and sales operation in Loudoun County, Virginia and is also developing several master planned communities in which it has sold and may in the future, sell lots to other builders. The amount of land sales will vary from quarter to quarter depending upon the scheduled timing of the delivery of the land parcels.

INTEREST AND OTHER INCOME

For the six month and three month periods ended April 30, 2001, other income increased $2.9 million and $.7 million, respectively, as compared to the comparable periods of fiscal 2000. This increase was primarily the result of an increase in interest income due to the investment of available cash and increased earnings from the Company's ancillary businesses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

SG&A increased by $23.2 million or 31%, and $11.7 million or 30%, respectively, in the six-month and three-month periods ended April 30, 2001 as compared to the same periods of fiscal 2000. These increases were primarily due to the increase in the level of construction and sales activities in the fiscal 2001 periods as compared to the fiscal 2000 periods and the write-off of certain investments in technology companies. As a percentage of total revenue, SG&A decreased in both periods of fiscal 2001 as compared to the comparable periods of fiscal 2000.

INTEREST EXPENSE

The Company determines interest expense on a specific lot-by-lot basis for its homebuilding operations and on a parcel-by-parcel basis for its land sales. As a percentage of total revenues, interest expense will vary depending on many factors including the period of time that the land was owned, the length of time that the homes delivered during the period were under construction, and the interest rates and the amount of debt carried by the Company in proportion to the amount of its inventory during those periods. Interest expense as a percentage of revenues was lower in the fiscal 2001 periods as compared to the same periods in fiscal 2000.

OPERATING INCOME

Operating income increased by 70% and 63% in the six-month and three-month periods of fiscal 2001 compared to the same periods of fiscal 2000.

INCOME TAXES

Income taxes were provided at an effective rate of 36.8% and 36.7% for the six-month and three-month periods of fiscal 2001, respectively. For the comparable periods of fiscal 2000, income taxes were provided at 36.8% and 37.0%.

CAPITAL RESOURCES AND LIQUIDITY

Funding for the Company's operations has been principally provided by cash flows from operations, unsecured bank borrowings, and from the public debt and equity markets.

Cash flow from operations, before inventory additions, has improved as operating results have improved. The Company has used its cash flow from operations, bank borrowings and public debt to acquire additional land for new communities, to fund additional expenditures for land development and construction costs needed to meet the requirements of the increased backlog and continuing expansion of the number of communities in which the Company is offering homes for sale, and to repay debt. The Company expects that inventories will continue to increase and is currently negotiating and searching for additional opportunities to obtain control of land for future communities.

As of April 30, 2001, the Company had a $465 million unsecured revolving credit facility with sixteen banks which extends through February 2003 of which $80 million of loans and approximately $37.6 million of letters of credit were outstanding. In May 2001, the Company increased the facility by $20 million and extended $445 million of the facility to March 2006. The Company believes that it will be able to fund its activities through a combination of existing cash resources, cash flow from operations and existing sources of credit.




HOUSING DATA

                                             Contracts
                                     Six months ended April 30,
                                     2001                 2000
                               units      $000      units      $000
Northeast (MA,RI,NH,CT,NY,NJ)   443     $219,368     554     $264,607

Mid-Atlantic (PA,DE,MD,VA)      791      371,045     664      300,584

Midwest (OH,IL,MI)              296      123,604     244      103,139

Southeast (FL,NC,TN)            275      124,270     206       98,848

Southwest (AZ,NV,TX)            272      140,316     393      154,802

West Coast (CA)                 234      163,804     201      119,516
       Total(1)               2,311   $1,142,407   2,262   $1,041,496


                                              Closings
                                     Six months ended April 30,
                                     2001                 2000
                               units      $000      units      $000
Northeast (MA,RI,NH,CT,NY,NJ)   463     $232,426     473     $217,937

Mid-Atlantic (PA,DE,MD,VA)      599      277,811     525      233,142

Midwest (OH,IL,MI)              203       90,103     140       47,743

Southeast (FL,NC,TN)            215       99,295     104       49,998

Southwest (AZ,NV,TX)            261      123,497     349      122,899

West Coast (CA)                 209      132,783      66       36,486
       Total(1)               1,950     $955,915   1,657     $708,205


                                             Backlog
                                          As of April 30,
                                     2001                 2000
                               units      $000      units      $000
Northeast (MA,RI,NH,CT,NY,NJ)   703     $354,528     804     $392,885

Mid-Atlantic (PA,DE,MD,VA)      871      412,454     831      378,836

Midwest (OH,IL,MI)              376      172,776     315      131,141

Southeast (FL,NC,TN)            372      171,607     264      125,411

Southwest (AZ,NV,TX)            428      226,145     464      202,135

West Coast (CA)                 362      275,988     279      163,773
       Total(1)               3,112   $1,613,498   2,957   $1,394,181


                                              Contracts
                                    Three months ended April 30,
                                     2001                 2000
                               units      $000      units      $000
Northeast (MA,RI,NH,CT,NY,NJ)   263     $126,609     325     $157,191

Mid-Atlantic (PA,DE,MD,VA)      482      224,648     414      186,310

Midwest (OH,IL,MI)              187       77,775     143       61,516

Southeast (FL,NC,TN)            199       84,118     143       67,947

Southwest (AZ,NV,TX)            161       80,712     241       98,175

West Coast (CA)                 136      100,548     132       78,779
      Total (1)               1,428     $694,410   1,398     $649,918


                                             Closings
                                    Three months ended April 30,
                                     2001                 2000
                               units      $000      units      $000
Northeast (MA,RI,NH,CT,NY,NJ)   219     $113,741     250     $118,254

Mid-Atlantic (PA,DE,MD,VA)      295      138,005     253      116,414

Midwest (OH,IL,MI)              111       50,238      65       23,686

Southeast (FL,NC,TN)            102       48,758      54       26,724

Southwest (AZ,NV,TX)            133       67,703     194       67,219

West Coast (CA)                 119       79,101      42       21,688
      Total                     979     $497,546     858     $373,985



(1) Contracts for the three-month and six-month periods ended April 30, 2001 included $5,100,000 (17 homes) and $9,433,000 (32 homes), respectively, from an unconsolidated 50% owned joint venture. Contracts for the three-month and six-month periods ended April 30, 2000 included $3,135,000 (12 homes) and $7,894,000 (30 homes), respectively, from this joint venture. Backlog as April
30, 2001 and 2000 included $10,919,000 (37 homes) and $14,855,000 (55 homes), respectively, from this joint venture.







ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

          Not applicable

PART II.     Other Information

ITEM 1. Legal Proceedings

          None.

ITEM 2. Changes in Securities and Use of Proceeds

          None.

ITEM 3. Defaults upon Senior Securities

          None.

ITEM 4. Submission of Matters to a Vote of Security Holders

              The Company's 2001 Annual Meeting of Shareholders was held on
              March 22, 2001.

              The following proposals were submitted and approved by security holders at the Annual Meeting. There was 36,494,010 shares of the Company's common stock eligible to vote at the 2001 Annual
              Meeting.

              (i)  The election of four directors to hold office until the
                   2004 Annual Meeting of Shareholders.
                                                      WITHHELD
                         NOMINEE           FOR        AUTHORITY
                    Zvi Barzilay        32,517,355   1,871,164
                    Edward G. Boehne    33,625,877     762,641
                    Richard J. Braemer  33,196,239   1,192,279
                    Carl B. Marbach     33,638,462     750,057

              (ii) The approval of proposed amendments to the Company's
                   Certificate of Incorporation.

                       FOR               AGAINST       ABSTAIN
                    23,528,066          6,079,383      126,318


              (iii) The approval of proposed amendment to the Toll Brothers,
                    Inc. Cash Bonus Plan.

                       FOR              AGAINST       ABSTAIN
                    32,376,099         1,852,027      160,392

              (iv) The approval of the Toll Brothers, Inc. Executive Officer
                   Cash Bonus Plan.

                       FOR              AGAINST       ABSTAIN
                    33,135,339         1,094,381      158,797

ITEM 5. Other Information

          None.

ITEM 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

              10.1 Amendment to the Toll Brothers, Inc. Cash Bonus Plan
                   dated as of December 14, 2000.

              10.2 Toll Brothers, Inc. Executive Officer Cash Bonus Plan

              10.3 Amended and Restated Credit Agreement by and among
                   First Huntingdon Finance Corp., Toll Brothers,Inc.
                   and the Lenders dated May 18, 2001.

          (b) Reports on Form 8-K

              None


SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 TOLL BROTHERS, INC.
                                 (Registrant)



Date:   June 12, 2001            By: /s/ Joel H.Rassman
                                    Joel H. Rassman
                                    Senior Vice President,
                                    Treasurer and Chief
                                    Financial Officer



Date:   June 12, 2001            By: /s/ Joseph R. Sicree
                                    Joseph R. Sicree
                                    Vice President -
                                    Chief Accounting Officer
                                    (Principal Accounting Officer)


