Form 10-Q/A
period 2001-06-22
TOLL BROTHERS INC
filed 2001-06-22
CIK 794170

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A

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


















STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included herein and in other Company reports, SEC filings, statements and presentations is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning the Company?s anticipated operating results, financial resources, changes in revenues, changes in profitability, interest expense, growth and expansion, ability to acquire land, ability to sell homes and properties, ability to deliver homes from backlog, ability to secure materials and subcontractors and stock market valuations. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in other Company reports, SEC filings, statements and presentations.These risks and uncertainties include local, regional and national economic conditions, the effects of governmental regulation, the competitive environment in which the Company operates, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, the availability of capital, fluctuations in capital and securities markets, the availability and cost of labor and materials, and weather conditions.

Additional information concerning potential factors that the Company believes could cause its actual results to differ materially from expected and historical results is included under the caption ?Factors That May Affect Our Future Results? in Item 1 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2000. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then the Company?s actual results, performance or achievements could differ materially from those expressed in, or implied by the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.























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

See accompanying notes









	TOLL BROTHERS, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Amounts in thousands)
	(Unaudited)
         Three months
       ended January 31,
        2001      2000
Cash flows from operating activities:
Net income                                                  $39,925  $22,393
Adjustments to reconcile net income to net cash
 used in operating activities:
Depreciation and amortization   	  2,265    2,093
 Equity in the earnings of unconsolidated joint ventures     (2,386)
 Deferred tax provision 	  1,685    1,768
 Changes in operating assets and liabilities:
Increase in  inventory                                  (136,047) 110,744)
Origination of mortgage loans	(26,186)
Sale of mortgage loans	 24,877
  Increase in receivables, prepaid
    expenses and other assets	 (5,800)  (5,746)
Increase in customer deposits on sales contracts	    603    3,806
Decrease in accounts payable and accrued
  expenses                      	(23,279) (14,416)
    Decrease in current income taxes payable	(16,165)  (9,333)
Net cash used in operating activities                   (140,508)(110,179)

Cash flows from investing activities:
Purchase of property, construction and office
 equipment, net	 (3,396)  (2,539)
Distribution from investment in unconsolidated
   joint ventures                                              8,750
 Net cash provided by (used in) investing activities          5,354   (2,539)

Cash flows from financing activities:
Proceeds from loans payable                                  40,000  105,060
Principal payments of loans payable                         (42,268) (52,082)
Net proceeds from the issuance of senior
   subordinated notes	196,975
Proceeds from stock-based benefit plans	  9,680      134
Purchase of treasury stock                                   (1,642)  (1,577)
Net cash provided by financing activities                202,745   51,535

Increase (decrease) in cash and cash equivalents	 67,591  (61,183)
Cash and cash equivalents, beginning of period	161,860   96,484
Cash and cash equivalents, end of period                    $229,451  $35,301

	See accompanying notes

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	(Unaudited)

1.	Basis of Presentation

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

The Company capitalizes certain interest costs to inventories during the development and construction period. Capitalized interest is charged to interest expense when the related inventory is delivered to a customer.
Interest incurred, capitalized and expensed is summarized as follows
(amounts in thousands):
          				              	   Three months
                 	ended January 31,
              	  2001      2000
Interest capitalized,
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

The Company?s Board of Directors has authorized the repurchase of up to 5,000,000 shares of its Common Stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for the Company?s various employee benefit plans. As of January 31, 2001, the Company had repurchased approximately 46,000 shares under the program.

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

INTEREST AND OTHER INCOME

For the three months ended January 31, 2001, other income increased $2.3 million as compared to the three-months ended January 31, 2000. This increase was primarily the result of an increase in interest income due to the investment of available cash and increased earnings from the Company?s ancillary businesses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (?SG&A?)

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

  (b) Reports on Form 8-K

     During the quarter ended January 31, 2001 the Company filed a current report on Form 8-K on January 24, 2001, reporting under items five and seven, for the purpose of filing documents pertaining to Toll Corp.?s issuance of $200,000,000 of 8 1/4% Senior Subordinated Notes due 2011 guaranteed on a senior subordinated basis by Toll Brothers, Inc.























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

2


12