Form 10-Q
period 2001-09-06
TOLL BROTHERS INC
filed 2001-09-06
CIK 794170

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED	July 31, 2001
OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO_______


Commission file number 	1-9186

TOLL BROTHERS INC.
(Exact name of registrant as specified in its charter)


	Delaware			23-2416878
(State or other jurisdiction of			(I.R.S. Employer
 incorporation or organization)			Identification No.)


	3103 Philmont Avenue, Huntingdon Valley, Pennsylvania				    19006
(Address of principal executive offices)						(Zip Code)


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


Yes   X  	No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common Stock, $.01 par value: 34,811,774 shares as of September 4, 2001

TOLL BROTHERS, INC. AND SUBSIDIARIES

INDEX



Page

No.


Statement of Forward-Looking Information
1


PART I.  Financial Information

ITEM 1. Financial Statements



Condensed Consolidated Balance Sheets (Unaudited)

as of July 31, 2001 and October 31, 2000
2


Condensed Consolidated Statements of Income

(Unaudited) For the Nine Months and Three

Months Ended July 31, 2001 and 2000
3


Condensed Consolidated Statements of Cash Flows

(Unaudited) For the Nine Months Ended

July 31, 2001 and 2000
4


Notes to Condensed Consolidated Financial Statements

(Unaudited)
5


ITEM 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations
7


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
11


PART II. Other Information
12




SIGNATURES
13

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included herein and in other Company reports, SEC filings, statements and presentations is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning the Company's anticipated operating results, financial resources, changes in revenues, changes in profitability, interest expense, growth and expansion, ability to acquire land, ability to sell homes and properties, ability to deliver homes from backlog, ability to secure materials, and subcontractors and stock market valuations. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in other Company reports, SEC filings, statements and presentations. These risks and uncertainties include local, regional and national economic conditions, the effects of governmental regulation, the competitive environment in which the Company operates, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, the availability and cost of capital, fluctuations in capital and securities markets, the availability and cost of labor and materials, and weather conditions.

Additional information concerning potential factors that the Company believes could cause its actual results to differ materially from expected and historical results is included under the caption "Factors That May Affect Our Future Results" in Item 1 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2000. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform.

TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)



July 31,

October 31,


2001

2000


(Unaudited)


ASSETS









Cash and cash equivalents

$	125,528

$	161,860
Inventory

2,129,122

1,712,383
Property, construction and office




equipment, net

31,972

24,075
Receivables, prepaid expenses and




other assets

127,211

113,025
Investments in unconsolidated entities

14,973

18,911


$ 	2,428,806

$	2,030,254















LIABILITIES AND STOCKHOLDERS' EQUITY









Liabilities:




Loans payable

 $	364,261

$ 	326,537
Subordinated notes

669,561

469,499
Customer deposits on sales contracts

115,240

104,924
Accounts payable

100,817

110,927
Accrued expenses

214,131

185,141
Income taxes payable

87,763

88,081
Total liabilities

1,551,773

1,285,109





Stockholders' equity:




Preferred stock




Common stock

357

359
Additional paid-in capital

108,351

105,454
Retained earnings

813,755

668,608
Treasury stock

(45,430)

(29,276)
Total stockholders' equity

877,033

745,145


$ 	2,428,806

$	2,030,254

See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)


Nine Months

Three Months

ended July 31

ended July 31




2001

2000

2001

2000
Revenues:







Housing sales
$	1,529,394

$	1,160,379

$	573,479

$	452,174
Land sales
25,166

30,061

2,749

9,544
Equity earnings of
unconsolidated joint ventures

7,575


3,069


2,314


Interest and other
11,718

6,060

5,526

2,814

1,573,853

1,199,569

584,068

464,532
Costs and expenses:







Housing sales
1,131,136

887,303

417,756

342,030
Land sales
19,611

23,266

2,073

7,618
Selling, general
& administrative

152,894


119,307


54,555


44,177
Interest
40,506

31,211

15,524

11,916

1,344,147

1,061,087

489,908

405,741








Income before income taxes
229,706

138,482

94,160

58,791
Income taxes
84,559

50,905

34,716

21,557








Net Income
$	145,147

$	87,577

$	59,444

$	37,234








Earnings per share







Basic
$	4.02

$	2.41

$	1.66

$	1.03
Diluted
$	3.71

$	2.36

$	1.54

$	1.00








Weighted average number







of shares







Basic
36,143

36,338

35,838

36,146
Diluted
39,134

37,055

38,706

37,219

See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except per share data)
(Unaudited)

Nine months

ended July 31

2001

2000
Cash flows from operating activities:



Net income
$	145,147

$	87,577
Adjustments to reconcile net income to net



   cash used in operating activities:



	Depreciation and amortization
7,233

6,115
	Equity in the earnings of unconsolidated



	   joint ventures
(7,575)

(3,069)
	Deferred tax provision
5,732

3,434
	Changes in operating assets and liabilities:



Increase in inventory
(394,925)

(220,160)
Origination of mortgage loans
(121,358)


Sale of mortgage loans
110,348


Decrease (increase) in receivables, prepaid



expenses and other assets
559

(18,554)
Increase in customer deposits on



sales contracts
10,316

29,989
Increase in accounts payable,



accrued expenses and other liabilities
24,084

26,723
(Decrease) increase in current income
taxes payable

(923)


11,546
Net cash used in operating activities
(221,362)

(76,399)




Cash flows from investing activities:



Purchase of property, construction and office equipment, net
(12,262)

(7,412)
Distribution from unconsolidated entities
14,017

2,699
Net cash provided (used) in investing activities
1,755

(4,713)




Cash flows from financing activities:



Proceeds from loans payable
108,869

560,132
Principal payments of loans payable
(98,978)

(436,635)
Net proceeds from the issuance of senior subordinated notes
196,975


Proceeds from stock-based benefit plans
12,909

615
Purchase of treasury stock
(36,500)

(15,430)
Net cash provided by financing activities
183,275

108,682




Net (decrease) increase in cash and cash equivalents
(36,332)

27,570
Cash and cash equivalents, beginning of period
161,860

96,484
Cash and cash equivalents, end of period
$ 	125,528

$ 	124,054

See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)
 (Unaudited)


1.  	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The October 31, 2000 balance sheet amounts and disclosures included herein have been derived from the October 31, 2000 audited financial statements of the Registrant. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, it is suggested that they be read in conjunction with the financial statements and notes thereto included in the Registrant's October 31, 2000 Annual Report on Form 10K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of July 31, 2001, the results of its operations for the nine months and three months ended July 31, 2001 and 2000 and its cash flows for the nine months ended July 31, 2001 and 2000. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

2. Inventory

Inventory consisted of the following:


July 31,

October 31,

2001

2000
Land and land development costs
$	692,801

$	558,503
Construction in progress
1,242,538

992,098
Sample homes
75,402

60,511
Land deposits and costs of future development
80,857

68,560
Deferred marketing
37,524

32,711

$	2,129,122

$	1,712,383

Construction in progress includes the cost of homes under construction, land and land development costs and the carrying costs of lots that have been substantially improved.

The Company capitalizes certain interest costs to inventory during the development and construction period. Capitalized interest is charged to interest expense when the related inventory is closed. Interest incurred, capitalized and expensed is summarized as follows:


Nine months

Three months

ended July 31

ended July 31




2001

2000

2001

2000
Interest capitalized, beginning of period
$	78,443

$	64,984

$	90,426

$	74,171
Interest incurred
58,110

43,602

20,711

14,971
Interest expensed
(40,506)

(31,211)

(15,524)

(11,916)
Write off to cost of sales
(755)

(596)

(321)

(447)
Interest capitalized, end of period
$	95,292

$	76,779

$	95,292

$	76,779

3. Earnings per Share Information

Information pertaining to the calculation of earnings per share for the nine months and three months ended July 31, 2001 is as follows:


Nine months

Three months

ended July 31

ended July 31

2001

2000

2001

2000
Basic weighted average shares outstanding
36,143

36,338

35,838

36,146
Stock options
2,991

717

2,868

1,073
Diluted weighted average shares
39,134

37,055

38,706

37,219

4. Subordinated Notes

In January 2001, the Company issued $200,000,000 of eight and one quarter percent Senior Subordinated Notes due 2011. The Company used the proceeds for general corporate purposes including the acquisition of inventory.

5. Stock Repurchase Program

The Company's Board of Directors has authorized the repurchase of up to 5,000,000 shares of its Common Stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for the Company's various employee benefit plans. As of July 31, 2001, the Company had repurchased approximately 1,061,000 shares under the program.
As of July 31, 2001, the Company held 1,358,643 shares in Treasury.

6. Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flow for the nine months ended July 31,
2001 and 2000:


2001

2000
Supplemental disclosures of cash flow information:



Interest paid, net of capitalized amount
$	8,987

$	8,827
Income taxes paid
$	79,750

$	35,924




Supplemental disclosures of non-cash activities:



Cost of inventories acquired through seller financing
$	28,982

$	6,751
Investment in unconsolidated subsidiary acquired through
seller financing



$	4,500
Income tax benefit relating to exercise of employee stock options
$	5,128

$	472
Stock bonus awards
$	4,413

$	1,395
Contributions to employee retirement plans
$	791

$	641

PART I.	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
					CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, comparisons of certain income statement items related to the Company's operations
(amounts in millions):

Nine months ended July 31,

Three months ended July 31,




2001

2000

2001

2000

$

%

$

%

$

%

$

%
Housing sales















Revenues
1,529.4



1,160.4



573.5



452.2


Costs
1,131.1

74.0

887.3

76.5

417.8

72.8

342.0

75.6
















Land sales















Revenues
25.2



30.1



2.7



9.5


Costs
19.6

77.9

23.3

77.4

2.1

75.4

7.6

79.8
















Equity earnings of
unconsolidated
joint ventures
































7.6



3.1



2.3






















Interest and other
11.7



6.0



5.5



2.8


















Total revenues
1,573.9



1,199.6



584.1



464.5


















Selling, general
& administrative
expense*
































152.9

9.7

119.3

10.0

54.6

9.3

44.2

9.5
















Interest expense*
40.5

2.6

31.2

2.6

15.5

2.7

11.9

2.6
















Total costs and
expenses*
















1,344.1

85.4

1,061.1

88.5

489.9

83.9

405.7

87.3
















Income before
income taxes
















229.7

14.6

138.5

11.5

94.2

16.1

58.8

12.7















*Percentages are based on total revenues.
Note:  Amounts may not add due to rounding


HOUSING SALES

Housing revenues for the nine month and three month periods ended July 31, 2001 were higher than those of the comparable periods of 2000 by approximately $369 million, or 32%, and $121 million, or 27%, respectively. The revenue increase in the nine month period was attributable to a 15% increase in the number of homes delivered and a 14% increase in the average price of the homes delivered. The increase in revenues in the three month period of fiscal 2001 was attributable to a 14% increase in the average price of the homes delivered and a 12% increase in the number of homes delivered. The increase in the average price of the homes delivered in both periods of fiscal 2001 was the result of increased selling prices and a shift in the location of homes delivered to more expensive areas. The increase in the number of homes delivered is primarily due to the larger backlog of homes to be delivered at the beginning of fiscal 2001 as compared to fiscal 2000.

The value of new sales contracts signed amounted to $1.69 billion (3,396 homes) in the nine month period of fiscal 2001, a 7% increase over the value of contracts signed in the nine month period of fiscal 2000 of $1.57 billion (3,322 homes). This increase is attributable to a 5% increase in the average selling price of the homes (due primarily to the location and size and the increase in base selling prices) and a 2% increase in the number of units sold. For the three months ended July 31, 2001, the value of contracts signed increased 2% over the comparable period of fiscal 2000. This increase was primarily attributable to an increase in the number of units sold.

The increase in the number of signed contracts for the nine month and three month periods of fiscal 2001 was negatively impacted by temporary delays in the opening of a number of new communities and in the opening of new sections of several existing communities. These delays were caused by an increase in government regulation in many of the Company's markets. The Company expects to have approximately 160 selling communities as of October 31, 2001 compared to 142 as of July 31, 2001 and 146 as of October 31, 2000.

As of July 31, 2001, the backlog of homes under contract was $1.58 billion (3,055 homes), approximately 8% higher than the $1.47 billion (2,983 homes) backlog as of July 31, 2000 and approximately 10% higher than the $1.43 billion (2,779 homes) backlog as of October 31, 2000. The increase in backlog at July 31, 2001 is primarily attributable to the increase in the number of new contracts signed and price increases in fiscal 2001, as previously discussed. Based on the Company's current backlog, we believe that fiscal 2001 will be another record year.

Housing costs as a percentage of housing sales decreased in both periods of fiscal 2001 as compared to the comparable periods of fiscal 2000. The decreases were largely the result of selling prices increasing at a greater rate than costs, lower land and improvement costs and improved operating efficiencies offset in part by higher inventory write-offs. The Company incurred $6.6 million and $2.3 million in write-offs in the nine month and three month periods of fiscal 2001, respectively, as compared to $5.0 million and $.9 million in the comparable periods of fiscal 2000.

LAND SALES

The Company operates a land development and sales operation in Loudoun County, Virginia. The Company is also developing several master planned communities in which it may sell land to other builders. The amount of land sales will vary from quarter to quarter depending upon the scheduled timing of the delivery of the land parcels. Land sales amounted to $25.2 million and $2.7 million for the nine months and three months ended July 31, 2001, respectively, as compared to $30.1 million and $9.5 million for the comparable periods of 2000.

EQUITY EARNINGS IN UNCONSOLIDATED JOINT VENTURES

In fiscal 1998, the Company entered into a joint venture to develop and sell land owned by its venture partner. Under the terms of the agreement, the Company has the right to purchase up to a specified number of lots with the majority of the lots to be sold to other builders. In the quarter ended
April 30, 2000, the joint venture sold its first group of lots to other builders and to the Company. The Company recognizes its share of earnings from the sale of lots to other builders but does not recognize earnings from lots it purchases. It reduces its cost basis in the lots it purchases from the joint venture by its share of the earnings on those lots. Earnings from this joint venture will vary significantly from quarter to quarter.

INTEREST AND OTHER INCOME

Interest and other income increased $5.7 million in the nine month period ended July 31, 2001 as compared to the same period of fiscal 2000. The increase was principally due to an increase in interest income, the gain from the sale of an office building constructed by the Company, an increase in earnings from the Company's ancillary businesses, offset in part by reduced management fee income in fiscal 2001 compared to fiscal 2000 and gains from the sale of miscellaneous assets recognized in fiscal 2000.

 For the three months ended July 31, 2001, interest and other income increased $2.7 million as compared to the three months ended July 31, 2000. This increase was primarily the result of a gain realized on the sale of an office building constructed by the Company, an increase in interest income, an increase in earnings from the Company's ancillary businesses, offset in part by reduced management fees in fiscal 2001 compared to 2000 and gains from the sale of miscellaneous assets recognized in fiscal 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

SG&A spending increased by $33.6 million or 28% and $10.4 million or 23% in the nine month and three month periods ended July 31, 2001 as compared to the same periods of fiscal 2000. This increased spending was primarily due to the increase in housing revenues in fiscal 2001 as compared to 2000 and spending related to the development of its master planned communities.

INTEREST EXPENSE

The Company determines interest expense on a specific lot-by-lot basis for its homebuilding operations and on a parcel-by-parcel basis for its land sales. As a percentage of total revenues, interest expense will vary depending on many factors including the period of time that the land was owned, the length of time that the homes delivered during the period were under construction, and the interest rates and the amount of debt carried by the Company in proportion to the amount of its inventory during those periods. Interest expense as a percentage of revenues was approximately the same in both periods of fiscal 2001 and 2000.

INCOME BEFORE INCOME TAXES

Income before taxes increased 66% in the nine month and 60% in the three month period of fiscal 2001 over the same periods of fiscal 2000.

INCOME TAXES

Income taxes were provided at an effective rate of 36.8% for the nine month periods of fiscal 2001 and 2000. For the three month periods of fiscal 2001 and 2000, income taxes were provided at 36.9% and 36.7%, respectively. The difference in rates in the three month periods was due primarily to higher tax free income in fiscal 2000 as compared to fiscal 2001.

CAPITAL RESOURCES AND LIQUIDITY

Funding for the Company's operations has been principally provided by cash flows from operations, unsecured bank borrowings and the public debt and equity markets.

Cash flow from operations, before inventory additions, has improved as operating results have improved. The Company has used the cash flow from operations, bank borrowings and public debt to acquire additional land for new communities, to fund additional expenditures for land development and construction costs needed to meet the requirements of the increased backlog and continuing expansion of the number of communities in which the Company is offering homes for sale, to repurchase Company stock and to repay debt.
The Company expects that inventory will continue to increase and is currently negotiating and searching for additional opportunities to obtain control of land for future communities.

The Company has a $485 million unsecured revolving credit facility with fourteen banks of which $445 million extends to March 2006 and $40 million extends to February 2003. As of July 31, 2001, the Company had $80 million of loans and approximately $43 million of letters of credit outstanding under the facility.

The Company believes that it will be able to continue to fund its activities through a combination of existing cash resources, cash flow from operations and existing sources of credit.

HOUSING DATA
($ in thousands)


Nine months contracts

2001

2000




units

$000

units

$000
Northeast  (MA,RI,NH,CT,NY,NJ)
640

$	322,254

774

$	376,841








Mid-Atlantic  (PA,DE,MD,VA)
1,221

565,232

973

444,532








Midwest  (OH,IL,MI)
398

172,300

355

150,612








Southeast  (FL,NC,TN)
421

190,579

314

152,978








Southwest  (AZ,NV,TX)
403

210,299

559

233,529








West Coast  (CA)
313

224,533

347

215,322
	Total (1)
3,396

$	1,685,197

3,322

$	1,573,814























Nine months settlements

2001

2000




units

$000

units

$000
Northeast  (MA,RI,NH,CT,NY,NJ)
706

$	358,300

763

$	355,923








Mid-Atlantic  (PA,DE,MD,VA)
954

441,184

852

382,345








Midwest  (OH,IL,MI)
319

149,069

230

80,356








Southeast  (FL,NC,TN)
356

159,139

168

81,376








Southwest  (AZ,NV,TX)
416

203,761

536

194,725








West Coast  (CA)
328

217,941

119

65,654
	Total (1)
3,079

$	1,529,394

2,668

$	1,160,379























Three months contracts

2001

2000




units

$000

units

$000
Northeast  (MA,RI,NH,CT,NY,NJ)
197

$	102,887

220

$	112,234








Mid-Atlantic  (PA,DE,MD,VA)
430

194,196

309

143,947








Midwest  (OH,IL,MI)
102

48,696

111

47,473








Southeast  (FL,NC,TN)
146

66,309

108

54,130








Southwest  (AZ,NV,TX)
131

69,975

166

78,727








West Coast  (CA)
79

60,729

146

95,806
	Total (1)
1,085

$	542,792

1,060

$	532,317


Three months settlements

2001

2000




units

$000

units

$000
Northeast  (MA,RI,NH,CT,NY,NJ)
243

$	125,875

290

$	137,987








Mid-Atlantic  (PA,DE,MD,VA)
355

163,381

327

149,203








Midwest  (OH,IL,MI)
116

58,965

90

32,613








Southeast  (FL,NC,TN)
141

59,844

64

31,377








Southwest  (AZ,NV,TX)
155

80,256

187

71,826








West Coast  (CA)
119

85,158

53

29,168
	Total (1)
1,129

$	573,479

1,011

$	452,174























July 31 Backlog

2001

2000




units

$000

units

$000
Northeast  (MA,RI,NH,CT,NY,NJ)
657

$	331,540

734

$	367,132








Mid-Atlantic  (PA,DE,MD,VA)
946

443,268

813

373,580








Midwest  (OH,IL,MI)
349

158,808

313

139,932








Southeast  (FL,NC,TN)
377

178,071

308

148,163








Southwest  (AZ,NV,TX)
404

215,864

443

209,036








West Coast  (CA)
322

251,559

372

230,411
	Total (1)
3,055

$	1,579,110

2,983

$	1,468,254

(1)Contracts for the three month and nine month periods ended July 31, 2001 include $1,861,000 (6 homes) and $11,638,000 (41 homes), respectively, from an unconsolidated 50% owned joint venture. Contracts for the three month and nine month periods ended July 31, 2000 include $4,445,000 (15 homes) and $12,339,000 (45 homes) from this joint venture. Backlog as of July 31, 2001 and July 31, 2000 includes $9,081,000 (30 homes), and $13,229,000
(47 homes), respectively, from this joint venture.


ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
			Not applicable

PART II. Other Information

ITEM 1.	Legal Proceedings

None.

ITEM 2.	Changes in Securities and Use of Proceeds

None.

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 10.1* Amendment to the Toll Brothers, Inc. Stock Option Plan (1986) effective June 14, 2001.

Exhibit 10.2* Amendment to the Toll Brothers, Inc. Key Executives and Non-Employee Directors Stock Option Plan (1993) effective June 14, 2001.

Exhibit 10.3* Amendment to the Toll Brothers, Inc. Stock Option and Incentive Plan (1995) effective March 22, 2001.

Exhibit 10.4*  Amendment to the Toll Brothers, Inc. Stock Incentive Plan
(1998) effective March 22, 2001.

*Filed electronically herewith.

(b) Reports on form 8-K

During the quarter ended July 31, 2001, the Registrant did not file a current report on Form 8-K


SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






TOLL BROTHERS, INC.

(Registrant)








Date:  September 6, 2000
By:		/s/  Joel H. Rassman

Joel H. Rassman

Senior Vice President,

Treasurer and Chief

Financial Officer








Date:  September 6, 2000
By:		/s/  Joseph R. Sicree

Joseph R. Sicree

Vice President -

Chief Accounting Officer

(Principal Accounting Officer)





3