Form 10-Q/A
period 2001-09-11
TOLL BROTHERS INC
filed 2001-09-11
CIK 794170

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

TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

                                               July 31,          October 31,
                                                    2001              2000
                                              (Unaudited)
ASSETS

Cash and cash equivalents                     $  125,528        $  161,860
Inventory                                      2,129,122         1,712,383
Property, construction and office
equipment, net                                    31,972            24,075
Receivables, prepaid expenses and
other assets                                     127,211           113,025
Investments in unconsolidated entities            14,973            18,911
                                              $2,428,806        $2,030,254



LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Loans payable                                 $  364,261        $  326,537
Subordinated notes                               669,561           469,499
Customer deposits on sales contracts             115,240           104,924
Accounts payable                                 100,817           110,927
Accrued expenses                                 214,131           185,141
Income taxes payable                              87,763            88,081
Total liabilities                              1,551,773         1,285,109

Stockholders' equity:
Preferred stock
Common stock                                         357               359
Additional paid-in capital                       108,351           105,454
Retained earnings                                813,755           668,608
Treasury stock                                   (45,430)          (29,276)
Total stockholders' equity                       877,033           745,145
                                              $2,428,806        $2,030,254

See accompanying notes


                                    Nine Months            Three Months
                                   ended July 31           ended July 31
                                  2001        2000        2001        2000
Revenues:
Housing sales                1,529,394   1,160,379     573,479     452,174
Land sales                      25,166      30,061       2,749       9,544
Equity earnings of
unconsolidated joint ventures    7,575       3,069       2,314
Interest and other              11,718       6,060       5,526       2,814
                             1,573,853   1,199,569     584,068     464,532
Costs and expenses:
Housing sales                1,131,136     887,303     417,756     342,030
Land sales                      19,611      23,266       2,073       7,618
Selling, general
& administrative               152,894     119,307      54,555      44,177
Interest                        40,506      31,211      15,524      11,916
                             1,344,147   1,061,087     489,908     405,741

Income before income tax       229,706     138,482      94,160      58,791
Income taxes                    84,559      50,905      34,716      21,557

Net Income                     145,147      87,577      59,444      37,234

Earnings per share
Basic                             4.02        2.41        1.66        1.03
Diluted                           3.71        2.36        1.54        1.00

Weighted average number
of shares
Basic                           36,143      36,338      35,838      36,146
Diluted                         39,134      37,055      38,706      37,219

See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except per share data)
(Unaudited)

                                                        Nine months
                                                        ended July 31
                                                    2001            2000
Cash flows from operating activities:
Net income                                        $145,147        $ 87,577
Adjustments to reconcile net income to net
   cash used in operating activities:
Depreciation and amortization                        7,233           6,115
Equity in the earnings of unconsolidated
   joint ventures                                   (7,575)         (3,069)
Deferred tax provision                               5,732           3,434
Changes in operating assets and liabilities:
Increase in inventory                             (394,925)       (220,160)
Origination of mortgage loans                     (121,358)
Sale of mortgage loans                             110,348
Decrease (increase) in receivables, prepaid
expenses and other assets                              559         (18,554)
Increase in customer deposits on
sales contracts                                     10,316          29,989
Increase in accounts payable,
accrued expenses and other liabilities              24,084          26,723
(Decrease) increase in current income
taxes payable                                         (923)         11,546

Net cash used in operating activities             (221,362)        (76,399)

Cash flows from investing activities:
Purchase of property, construction and office
  equipment, net                                   (12,262)         (7,412)
Distribution from unconsolidated entities           14,017           2,699
Net cash provided (used) in investing activities     1,755          (4,713)

Cash flows from financing activities:
Proceeds from loans payable                        108,869         560,132
Principal payments of loans payable                (98,978)       (436,635)
Net proceeds from the issuance of senior
  subordinated notes                               196,975
Proceeds from stock-based benefit plans             12,909             615
Purchase of treasury stock                         (36,500)        (15,430)
Net cash provided by financing activities          183,275         108,682

Net (decrease) increase in cash and cash
  equivalents                                      (36,332)         27,570
Cash and cash equivalents, beginning of period     161,860          96,484
Cash and cash equivalents, end of period          $125,528        $124,054
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

2. Inventory

Inventory consisted of the following:

                                       July 31,     October 31,
                                         2001          2000
Land and land development costs      $  692,801      $  558,503
Construction in progress              1,242,538         992,098
Sample homes                             75,402          60,511
Land deposits and costs of future
  development                            80,857          68,560
Deferred marketing                       37,524          32,711
                                     $2,129,122      $1,712,383

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

The Company capitalizes certain interest costs to inventory during the development and construction period. Capitalized interest is charged to interest expense when the related inventory is closed. Interest incurred, capitalized and expensed is summarized as follows:

                                       Nine months            Three months
                                       ended July 3           ended July 31
                                      2001       2000        2001       2000
Interest capitalized, beginning     78,443     64,984      90,426     74,171
Interest incurred                   58,110     43,602      20,711     14,971
Interest expensed                   40,506     31,211      15,524     11,916
Write off to cost of sales             755        596         321        447
Interest capitalized, end of period 95,292     76,779      95,292     76,779

3. Earnings per Share Information

Information pertaining to the calculation of earnings per share for the nine months and three months ended July 31, 2001 is as follows:

                                          Nine months             Three months
                                          ended July 3            ended July 31
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

6. Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flow for the nine months ended July 31,
2001 and 2000:
                                                          2001            2000
Supplemental disclosures of cash flow information:
Interest paid, net of capitalized amount                 8,987           8,827
Income taxes paid                                       79,750          35,924

Supplemental disclosures of non-cash activities:
Cost of inventories acquired through seller financing   28,982           6,751
Investment in unconsolidated subsidiary acquired through
seller financing
$                                                        4,500
Income tax benefit relating to exercise of employee
  stock options                                          5,128             472
Stock bonus awards                                       4,413           1,395
Contributions to employee retirement plans                 791             641


PART I.	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
					CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, comparisons of certain income statement items related to the Company's operations
(amounts in millions):
                  Nine months ended July 31,   Three months ended July 31,
                       2001          2000          2001          2000
                    $       %      $      %     $      %        $       %
Housing sales
Revenues        1,529.40        1,160.4        573.5          452.2
Costs           1,131.1   74.0    887.3  76.5  417.8   72.8   342.0   75.6

Land  sales
Revenues           25.2            30.1          2.7            9.5
Costs              19.6   77.9     23.3  77.4    2.1   75.4     7.6   79.8

Equity eof
unconsolidated
joint ventures      7.6             3.1          2.3

Interest and other 11.7             6.0          5.5            2.8

Total revenues  1,573.9         1,199.6        584.1          464.5

Selling, general
& administrative
expense*          152.9    9.7    119.3  10 5    4.6    9.3    44.2    9.5

Interest expense*  40.5    2.6     31.2   2.6   15.5    2.7    11.9    2.6

Total costs
and expenses*   1,344.1   85.4  1,061.1  88.5  489.9   83.9   405.7   87.3

Income before
income taxes      229.8   14.6    138.5  11.5   94.2   16.1    58.8   12.7

* Percentages are based on total revenues
Note: Amounts may not add due to rounding.

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


HOUSING DATA
($ IN THOUSANDS)
                                     Nine Months Contracts
                              2001      2000        2001      2000
                             units     units          $         $

Northeast (MA,RI,NH,CT,NY,NJ)  640       774    $  322,254  $  376,841

Mid-Atlantic (PA,DE,MD,VA)   1,221       973       565,232     444,532

Mid-West (OH,IL,MI)            398       355       172,300     150,612

Southeast (FL,NC,TN)           421       314       190,579     152,978

Southwest (AZ,NV,TX)           403       559       210,299     233,529

West Coast (CA)                313       347       224,533     215,322
          Total(1)           3,396     3,322    $1,685,197  $1,573,814

                                    Nine Months Settlements
                              2001      2000        2001        2000
                             units     units          $           $

Northeast (MA,RI,NH,CT,NY,NJ)  706       763    $  358,300  $  355,923

Mid-Atlantic (PA,DE,MD,VA)     954       852       441,184     382,345

Mid-West (OH,IL,MI)            319       230       149,069      80,356

Southeast (FL,NC,TN)           356       168       159,139      81,376

Southwest (AZ,NV,TX)           416       536       203,761     194,725

West Coast (CA)                328       119       217,941      65,654
          Total              3,079     2,668    $1,529,394  $1,160,379

                                     Three Months Contracts
                              2001      2000        2001        2000
                             units     units          $           $

Northeast (MA,RI,NH,CT,NY,NJ)  197       220    $  102,887  $  112,234

Mid-Atlantic (PA,DE,MD,VA)     430       309       194,196     143,947

Mid-West (OH,IL,MI)            102       111        48,696      47,473

Southeast (FL,NC,TN)           146       108        66,309      54,130

Southwest (AZ,NV,TX)           131       166        69,975      78,727

West Coast (CA)                 79       146        60,729      95,806
          Total(1)           1,085     1,060       542,792     532,317

                                     Three Months Settlements
                              2001      2000        2001        2000
                             units     units          $           $

Northeast (MA,RI,NH,CT,NY,NJ)  243       290    $  125,875  $  137,987

Mid-Atlantic (PA,DE,MD,VA)     355       327       163,381     149,203

Mid-West (OH,IL,MI)            116        90        58,965      32,613

Southeast (FL,NC,TN)           141        64        59,844      31,377

Southwest (AZ,NV,TX)           155       187        80,256      71,826

West Coast (CA)                119        53        85,158      29,168
          Total              1,129     1,011       573,479     452,174

                                        July 31  Backlog
                              2001      2000        2001        2000
                             units     units          $           $

Northeast (MA,RI,NH,CT,NY,NJ)  657       734    $  331,540  $  367,132

Mid-Atlantic (PA,DE,MD,VA)     946       813       443,268     373,580

Mid-West (OH,IL,MI)            349       313       158,808     139,932

Southeast (FL,NC,TN)           377       308       178,071     148,163

Southwest (AZ,NV,TX)           404       443       215,864     209,036

West Coast (CA)                322       372       251,559     230,411
          Total(1)           3,055     2,983     1,579,110   1,468,254

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