Form 10-K
TOLL BROTHERS INC
filed 2002-01-10
CIK 794170

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the fiscal year ended October 31, 2001
OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from		to

Commission file number 1-9186

                        TOLL BROTHERS, INC.
           (Exact name of Registrant as specified in its charter)

                  Delaware                      23-2416878
      (State or other jurisdiction of           I.R.S. Employer
      incorporation or organization)            Identification No.)

      3103 Philmont Avenue, Huntingdon Valley, Pennsylvania 19006-4298
            (Address of principal executive offices)         (Zip Code)
      Registrant's telephone number, including area code     (215) 938-8000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [ X ]   No[  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of December 31, 2001, the aggregate market value of the Common Stock held by non-affiliates (all persons other than executive officers and directors of Registrant) of the Registrant was approximately $1,080,240,000.

As of December 31, 2001, there were 34,918,349 shares of Common Stock outstanding.

Documents Incorporated by Reference: Portions of the proxy statement of Toll Brothers, Inc. with respect to the 2002 Annual Meeting of Shareholders, scheduled to be held on March 21, 2002, are incorporated by reference into Items 10 through 13 hereof.


                              PART I

ITEM 1.  BUSINESS
General

Toll Brothers, Inc. ("Toll Brothers" or the "Company"), a Delaware corporation formed in May 1986, began doing business through predecessor entities in 1967. Toll Brothers designs, builds, markets and arranges financing for single family detached and attached homes in middle-income and high-income residential communities catering to move-up, empty-nester and age-qualified homebuyers in 21 states in six regions around the United States. The communities are generally located on land the Company has either developed or acquired fully approved and, in some cases, improved. Currently, the Company operates in the major suburban residential areas of:

* southeastern Pennsylvania and Delaware
* central New Jersey
* the Virginia and Maryland suburbs of Washington, D.C.
* Baltimore County, Maryland
* the Boston, Massachusetts metropolitan area
* Rhode Island
* Southern New Hampshire
* Fairfield and Hartford Counties, Connecticut
* Westchester County, New York
* the Los Angeles metropolitan area and San Diego, California
* the San Francisco Bay area of northern California
* Palm Springs, California
* the Phoenix, Arizona metropolitan area
* Raleigh and Charlotte, North Carolina
* Dallas, Austin and San Antonio, Texas
* the east and west coasts of Florida
* Las Vegas, Nevada
* Columbus, Ohio
* Nashville, Tennessee
* Detroit, Michigan
* Chicago, Illinois
* Denver, Colorado

The Company continues to explore additional geographic areas for expansion.

The Company markets its homes primarily to middle-income and upper-income buyers, emphasizing high quality construction and customer satisfaction. In the five years ended October 31, 2001, Toll Brothers delivered more than 17,400 homes in 353 communities, including 4,358 homes in 192 communities delivered in fiscal 2001.

The Company operates its own land development, architectural, engineering, mortgage, title, security monitoring, landscape, cable T.V., broadband Internet access, lumber distribution, house component assembly and manufacturing operations. The Company also owns and operates golf courses in conjunction with several of its master planned communities.

In order to take advantage of commercial real estate opportunities which may present themselves from time to time, the Company formed Toll Brothers Realty Trust, a venture which is owned one-third by the Company, one-third by a number of senior executives and /or directors, including Robert I. Toll, Bruce
E. Toll (and members of his family), Zvi Barzilay (and members of his family) and Joel H. Rassman, and one-third by the Pennsylvania State Employees Retirement System. The Company provides development, finance and management services to Toll Brothers Realty Trust and receives fees for its services.

At October 31, 2001, the Company was operating in 249 communities containing over 21,000 home sites which it owned or controlled through options. Of the 249 communities, 155 were offering homes for sale, 52 had not yet opened for sale and 42 were sold out but all home deliveries had not been completed. At October 31, 2001, the Company also controlled approximately 18,000 home sites in 149 proposed communities. The Company expects to have over 160 selling communities by January 31, 2002 and approximately 175 selling communities by October 31, 2002.

At October 31, 2001, the Company was offering single-family detached homes at prices, excluding customized options, generally ranging from $223,000 to $1,474,000 with an average base sales price of $492,000. The offering price of the Company's attached homes, excluding customized options, generally ranged from $165,000 to $605,000, with an average base sales price of $299,000.

The Company had backlogs of $1,411,374,000 (2,727 homes) at October 31, 2001 and $1,434,946,000 (2,779 homes) at October 31, 2000. The Company expects that substantially all homes in backlog at October 31, 2001 will be delivered by October 31, 2002.

In recognition of its achievements, the Company has received numerous awards from national, state and local homebuilder publications and associations. Toll Brothers is the only publicly traded homebuilder to have won all three of the industry's highest honors: America's Best Builder (1996), the National Housing Quality Award (1995), and Builder of the Year (1988).

The Company generally attempts to reduce certain risks homebuilders encounter by controlling land for future development through options whenever possible, allowing the Company to obtain the necessary governmental approvals before acquiring title to the land, by generally commencing construction of a home only after executing an agreement of sale with a buyer, and by using subcontractors to perform home construction and land development work on a fixed-price basis. In order to obtain better terms or prices, or due to competitive pressures, the Company may purchase properties outright, or acquire the underlying mortgage, prior to obtaining all of the governmental approvals necessary to commence development.

For financial information pertaining to revenues, earnings and assets, see the accompanying financial statements and notes thereto.
The Communities

Toll Brothers' communities are generally located in affluent suburban areas near major highways with access to major cities. The Company currently operates in 21 states in six regions around the country. The following table lists the states in which the Company operates and the fiscal years in which the Company or its predecessor commenced operations:

                             Fiscal                           Fiscal
                             Year of                          Year of
        State                Entry        State               Entry
        Pennsylvania         1967         Florida             1995
        New Jersey           1982         Arizona             1995
        Delaware             1987         Ohio                1997
        Massachusetts        1988         Tennessee           1998
        Maryland             1988         Nevada              1998
        Virginia             1992         Michigan            1999
        Connecticut          1992         Illinois            1999
        New York             1993         Rhode Island        2000
        California           1994         New Hampshire       2000
        North Carolina       1994         Colorado            2001
        Texas1995

The Company emphasizes its high-quality, detached single-family homes that are marketed primarily to "upscale" luxury home buyers, generally comprised of those persons who have previously owned a principal residence and who are seeking to buy a larger home - the so-called "move-up" market. The Company believes its reputation as a developer of homes for this market enhances its competitive position with respect to the sale of its smaller, more moderately priced detached homes, as well as attached homes.

The Company also markets to the 50+ year-old "empty-nester" market and believes that this market has strong growth potential. The Company has developed a number of home designs with features such as one-story living and first floor master bedroom suites, as well as communities with recreational amenities such as golf courses, pools, country clubs and recreation centers, that it believes appeal to this category of home buyer. The Company has integrated these designs and features into its communities along with its other homes. The empty-nester market now accounts for approximately 30% of our home sales.

In 1999, the Company opened for sale its first active-adult, age-qualified community for households in which at least one member is 55 years of age. The Company is currently selling from five such communities and expects to open twelve additional age-qualified communities during the next few years.

The Company believes that the demographics of its move-up, empty-nester and active-adult, age-qualified up-scale markets provide it with potential for growth in the coming decade. According to the U.S. Census Bureau, the number of households earning $100,000 or more (in constant 2000 dollars) now stands at 14.3 million households, approximately 13.4% of all households. This group has grown at eight times the rate of increase of all U.S. households over the past two decades. According to Claritas, Inc., a provider of demographic information, approximately six million of these households are located in the Company's current markets.

The largest number of baby boomers, the more than four million born annually between 1954 and 1964, are now 37 to 47 years of age and in their peak move-up home buying years. The leading edge of the baby boom generation is now entering its 50s and the empty-nester market. The number of households with persons 55 to 64 years old, the focus of the Company's age-qualified communities, is projected to increase by over 47% by the Year 2010 according to the U.S. Census Bureau.

Toll Brothers also develops master planned communities. The Company currently has ten such communities containing approximately 10,000 home sites and expects to open three additional communities during the next two years. These communities, many of which contain golf courses and other country club type amenities, enable the Company to offer multiple home types and sizes to a broad range of move-up, empty-nester and active-adult buyers. The Company realizes efficiencies from shared common costs such as land development, infrastructure and marketing over the several communities within the master planned community. The Company currently has master planned communities in California, Florida, Michigan, North Carolina and Virginia.

Each single-family detached-home community offers several home plans, with the opportunity for homebuyers to select various exterior styles. The Company designs each community to fit existing land characteristics, blending winding streets with cul-de-sacs to establish a pleasant environment. The Company strives to create a diversity of architectural styles within an overall planned community. This diversity is created and enhanced through variations among the house models offered, in the exterior design options for homes of the same basic floor plan, the preservation of existing trees and foliage whenever practicable, and the curving street layouts which allow relatively few homes to be seen from any vantage point. Normally, homes of the same type or color may not be built next to each other. The communities have attractive entrances with distinctive signage and landscaping. The Company believes that the added attention to community detail avoids a "development" appearance and gives each community a diversified neighborhood appearance that enhances home values.

The Company's attached home communities generally offer one to three-story homes, provide for limited exterior options and often include commonly-owned recreational acreage such as playing fields, swimming pools and/or tennis courts.

The Homes

Most of our single-family detached-home communities offer at least four different floor plans, each with several substantially different architectural styles. For example, the purchaser may select the same basic floor plan with a Colonial, Georgian, Federal or Provincial design, and exteriors may be varied further by the use of stone, stucco, brick or siding. Attached home communities generally offer two or three different floor plans with two, three or four bedrooms.

In all Toll Brothers' communities, a wide selection of options is available to purchasers for additional charges. The options typically are more numerous and complex as the home becomes more expensive. Major options include additional garages, guest suites, extra rooms, finished lofts and extra fireplaces. On average, homebuyers added approximately 21% to the base price of homes purchased in fiscal 2001.

The range of base sales prices for the Company's lines of homes at October 31, 2001, was as follows:




     Detached Homes:
        Move-up                          $  233,000   - $  490,000
        Executive                           263,000   -    763,000
        Estate                              347,000   -  1,474,000
        Active adult, age-qualified         208,000   -    440,000

     Attached Homes:
        Flats                            $  165,000   - $  276,000
        Townhomes                           205,000   -    460,000
        Carriage homes                      274,000   -    605,000



Contracts for the sale of homes are at fixed prices. The prices at which homes are offered in a community have generally increased from time to time during the sellout period for the community; however, there can be no assurance that sales prices will increase in the future.

The Company uses some of the same basic home designs in similar communities. However, the Company is continuously developing new designs to replace or augment existing ones to assure that its homes reflect current consumer tastes. The Company uses its own architectural staff and also engages unaffiliated architectural firms to develop new designs. During the past year, the Company has introduced over 80 new models.

The Company operates in six regions throughout the United States. The following table summarizes by region the Company's closings and new contracts signed during fiscal 2001 and the Company's backlog at October 31, 2001:



Region                Closings            New Contracts(1)    Backlog(1)
                       Units      $000     Units      $000     Units      $000
Northeast
(CT,MA,NH,NJ,NY,RI)      942     477,599     870     440,613     651     330,599
Mid-Atlantic
(DE,MD,PA,VA)          1,395     646,068   1,549     719,069     833     392,222
Southeast(FL,NC,TN)      519     233,924     535     238,706     328     151,414
Southwest(AZ,NV,TX)      573     286,542     498     264,777     342     187,561
Midwest(IL,MI,OH)        455     211,441     534     232,291     330     151,023
West(CA)                 474     324,895     380     278,482     243     198,555
        Total          4,358   2,180,469   4,366   2,173,938   2,727   1,411,374




(1) New contracts and backlog amounts include $15,402,000 (52 homes) and $7,786,000 (25 homes), respectively, from an unconsolidated 50% owned joint venture.

The following table summarizes certain information with respect to residential communities of Toll Brothers under development at October 31, 2001:



                                                     Homes Under
                  Number of      Homes     Homes    Contract and   Homesites
Region           Communities   Approved    Closed    Not Closed    Available
Northeast                55      4,997     2,119            651       2,227
Mid-Atlantic             63     10,003     3,005            833       6,165
Southeast                34      3,918       766            328       2,824
Southwest                41      3,907     1,143            342       2,422
Midwest                  27      3,147     1,114            330       1,703
West                     29      3,883       561            243       3,079
     Total              249     29,855     8,708          2,727      18,420



At October 31, 2001, significant site improvements had not commenced on approximately 11,700 of the 18,420 available home sites. Of the 18,420 available home sites, 1,316 were not owned by the Company, but were controlled through options.

Of the 249 communities under development at October 31, 2001, 155 were offering homes for sale and 52 had not yet opened for sale. The other 42 had been sold out, but not all home deliveries had been completed. Of the 155 communities in which homes were being offered for sale, 131 were single-family detached home communities containing a total of 224 homes (exclusive of model homes) under construction but not under contract, and 24 were attached-home communities containing a total of 121 homes (exclusive of model homes) under construction but not under contract.

Land Policy

Before entering into an agreement to purchase a land parcel, the Company completes extensive comparative studies and analyses on detailed Company-designed forms that assist it in evaluating the acquisition. Toll Brothers generally attempts to acquire options to purchase land for future communities. However, in order to obtain better terms or prices, or due to competitive pressures, the Company will acquire property outright from time to time. In addition, the Company has, at times, acquired the underlying mortgage on a property and subsequently obtained title to that property.

The Company's options or agreements to purchase land are generally on a non-recourse basis, thereby limiting the Company's financial exposure to the amounts invested in property and pre-development costs. The use of options or purchase agreements may increase the price of land that the Company eventually acquires, but significantly reduces risk. It allows the Company to obtain necessary development approvals before acquisition of the land, which generally enhances the value of the options and purchase agreements and the land, when acquired. The Company has the ability to extend many of these options for varying periods of time, in some cases by making an additional payment and, in other cases, without any additional payment. The Company's purchase agreements are typically subject to numerous conditions including, but not limited to, the Company's ability to obtain necessary governmental approvals for the proposed community. Often, the down payment on an agreement will be returned to the Company if all approvals are not obtained, although pre-development costs may not be recoverable. The Company generally has the right to cancel any of its agreements to purchase land by forfeiture of the Company's down payment on the agreement. In such instances, the Company generally is not able to recover any pre-development costs.

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

The following is a summary, at October 31, 2001, of the parcels of land that the Company either owned or controlled through options or purchase agreements for proposed communities, as distinguished from those currently under development:



                       Number of                Number of
Region                Communities             Homes Planned
Northeast                     43                    5,252
Mid-Atlantic                  76                    9,081
Southeast                      3                      243
Southwest                     14                    1,948
Midwest                        8                    1,115
West                           5                      360
       Total                 149                   17,999



Of the 17,999 planned home sites, 6,150 lots were owned by the Company. The aggregate purchase price of land parcels under option and purchase agreements at October 31, 2001 was approximately $721,129,000, of which the Company had paid or deposited $42,658,000.

The Company evaluates all of the land under its control for proposed communities on an ongoing basis with respect to economic and market feasibility. During the year ended October 31, 2001, such feasibility analyses resulted in approximately $3,835,000 of capitalized costs related to proposed communities being charged to expense because they were no longer deemed to be recoverable.

There can be no assurance that the Company will be successful in securing the necessary development approvals for the land currently under its control or for land which the Company may acquire control of in the future or that, upon obtaining such development approvals, the Company will elect to complete its purchases of land under option or complete the development of land that it owns. The Company has generally been successful in the past in obtaining governmental approvals, has substantial land currently owned or under its control for which it has obtained or is seeking such approvals (as set forth in the table above), and devotes significant resources to locating suitable land for future development and to obtaining the required approvals on land under its control. Failure to locate sufficient suitable land or to obtain necessary governmental approvals may impair the ability of the Company over the long-term to maintain current levels of development activities.

The Company believes that it has an adequate supply of land in its existing communities or held for future development (assuming that all properties are developed) to maintain its operations at its current levels for several years.

Community Development

The Company expends considerable effort in developing a concept for each community, which includes determination of size, style and price range of the homes, layout of the streets and individual lots, and overall community design. After obtaining the necessary governmental subdivision and other approvals, which may sometimes take several years, the Company improves the land by grading and clearing it, installing roads, recreational amenities and underground utility lines, erecting distinctive entrance structures, and staking out individual home sites.

Each community is managed by a project manager who is usually located at the site. Working with sales staff, construction managers, marketing personnel and, when required, other Company and outside professionals such as engineers, architects and legal counsel, the project manager is responsible for supervising and coordinating the various developmental steps from acquisition through the approval stage, marketing, selling, construction and customer service, including monitoring the progress of work and controlling expenditures. Major decisions regarding each community are made by senior members of the Company's management.

The Company recognizes revenue from home sales only when title and possession of a home is transferred to the buyer, which generally occurs shortly after home construction is substantially completed. The most significant variable affecting the timing of the Company's revenue stream, other than housing demand, is receipt of final regulatory approvals, which, in turn, permits the Company to begin the process of obtaining executed sales contracts from home buyers. Receipt of such final approvals is not seasonal. Although the Company's sales and construction activities vary somewhat by season, affecting the timing of closings, any such seasonal effect is relatively insignificant compared to the effect of receipt of final governmental approvals.

Subcontractors perform all home construction and land development work, generally under fixed-price contracts. Toll Brothers acts as a general contractor and purchases some, but not all, of the building supplies it requires. See "Manufacturing/Distribution Facilities" in Item 2.

While the Company has experienced some shortages from time to time in the availability of subcontractors in some markets, it does not anticipate any material effect from these shortages on its home building operations. The Company's construction managers and assistant construction managers coordinate subcontracting activities and supervise all aspects of construction work and quality control. One of the ways the Company seeks to achieve home buyer satisfaction is by providing its construction managers with incentive compensation arrangements based on each home buyer's satisfaction as expressed by their responses on pre-closing and post-closing checklists.

The Company maintains insurance to protect against various risks associated with its activities including, among others, general liability, "all-risk" property, workers' compensation, automobile, and employee fidelity.

Marketing

The Company believes that its marketing strategy, which emphasizes its more expensive "Estate" and "Executive" lines of homes, has enhanced the Company's reputation as a builder-developer of high-quality upscale housing.
The Company believes this reputation results in greater demand for all of the Company's lines of homes. To enhance this image, the Company generally includes attractive decorative features such as chair rails, crown moldings, dentil moldings, vaulted and coffered ceilings and other aesthetic elements, even in its less expensive homes, based on its belief that this additional construction expense improves its marketing effort.

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

Toll Brothers expends great effort in designing and decorating its model homes, which play an important role in its marketing. In its models, Toll Brothers creates an attractive atmosphere, with bread baking in the oven, fires burning in fireplaces, and music playing in the background. Interior decorating varies among the models and is carefully selected to reflect the lifestyles of prospective buyers. During the past several years, the Company has received numerous awards from various homebuilder associations for its interior merchandising.

The Company typically locates a sales office in each community that is staffed by Company sales personnel. Sales personnel are compensated with both salary and commission. A significant portion of Toll Brothers' sales is derived from the introduction of customers to its communities by local cooperating realtors.

The Company advertises extensively in newspapers, other local and regional publications, and on billboards. The Company also uses videotapes and attractive color brochures to market its communities. The Internet is also an important source of information for our customers. A visitor to the Company's award winning web site, www.tollbrothers.com, can obtain information regarding the Company's communities and homes across the country and take panoramic or video tours of its homes.

All Toll Brothers homes are sold under the Company's limited warranty as to workmanship and mechanical equipment. Many homebuyers are also provided with a limited ten-year warranty as to structural integrity.

Competition

The home building business is highly competitive and fragmented. The Company competes with numerous homebuilders of varying sizes, ranging from local to national in scope, some of which have greater sales and financial resources than the Company. Sales of existing homes also provide competition. The Company competes primarily on the basis of price, location, design, quality, service and reputation; however, the Company believes its financial stability, relative to others in its industry, has become an increasingly favorable competitive factor.

Regulation and Environmental Matters

The Company is subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular locality. In a number of the Company's markets there has been an increase in state and local legislation authorizing the acquisition of land as dedicated open space, mainly by governmental, quasi-public and non-profit entities. In addition, the Company is subject to various licensing, registration and filing requirements in connection with the construction, advertisement and sale of homes in its communities. These laws have not had a material effect on the Company, except to the extent that their application may have delayed the opening of communities or caused the Company to conclude that development of a proposed community would not be economically feasible, even if any or all necessary governmental approvals were obtained. See "Land Policy" in this Item 1. The Company may also be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums in one or more of the areas in which it operates. Generally, such moratoriums relate to insufficient water or sewage facilities, or inadequate road capacity.

In order to secure certain approvals, in some areas, the Company may have to provide affordable housing at below market rental or sales prices. The impact on the Company will depend on how the various state and local governments in the areas, in which the Company engages, or intends to engage, in development implement their programs for affordable housing. To date, these restrictions have not had a material impact on the Company.

The Company is also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of public health and the environment ("environmental laws"). The particular environmental laws that apply to any given community vary greatly according to the location of the site, the site's environmental condition and the present and former uses of the site. These environmental laws may result in delays, may cause the Company to incur substantial compliance and other costs, and/or may prohibit or severely restrict development in certain environmentally sensitive regions or areas.

The Company maintains a policy of engaging independent environmental consultants to evaluate land for the potential of hazardous or toxic materials, wastes or substances prior to consummating its acquisition. Because it has generally obtained such assessments for the land it has purchased, the Company has not been significantly affected to date by the presence of such materials.

Employees

At October 31, 2001, the Company employed 2,725 full-time persons; of these, 112 were in executive positions, 317 were engaged in sales activities, 295 were in project management activities, 983 were in administrative and clerical activities, 689 were in construction activities, 147 were in architectural and engineering activities and 182 were in manufacturing and distribution. The Company considers its employee relations to be good.

Factors That May Affect Our Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of
1995)

Certain information included in this report or in other materials the Company has filed or will file with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words like "anticipate", "estimate," "expect," "project," "intend," "plan," "believe," "may," "can," "could," "might" and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements include information relating to construction activities, plans for future development of residential communities, available land, land acquisition and related activities as well as capital spending, financing sources and the effects of regulation and competition. From time to time, forward-looking statements are also included in the Company's other periodic reports on Forms 10-Q and 8-K, in press releases and in other material released to the public.

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

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in the Company's subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. The following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to the Company's business includes factors it believes could cause its actual results to differ materially from expected and historical results. Other factors beyond those listed below, including factors unknown to the Company and factors known to it which the Company has not determined are material, could also adversely affect it. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of the Company's forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced to in this section.

The Company operates in a very competitive environment, which is characterized by competition from a number of other home builders in each market in which it operates. Actions or changes in plans by competitors may negatively affect the Company.

The Company's business can be affected by changes in general economic and market conditions, as well as local economic and market conditions where its operations are conducted and where prospective purchasers of its homes live. The impact and uncertainties created by the September 11, 2001 terrorist attacks and the consequences of any future terrorist attacks, as well as other events affecting the national and world economies may affect the Company's business.

The plans for future development of the Company's residential communities can be affected by a number of factors including, for example, time delays in obtaining necessary governmental permits and approvals and legal challenges to the Company's proposed communities.

The Company's operations depend on its ability to continue to obtain land for the development of its residential communities at reasonable prices. Changes in competition, availability of financing, customer trends and market conditions may impact the Company's ability to obtain land for new residential communities.

The development of the Company's residential communities may be affected by circumstances beyond its control, including weather conditions, work stoppages, labor disputes, unforeseen engineering, environmental or geological problems and unanticipated shortages of or increases in the cost of materials and labor. Any of these circumstances could give rise to delays in the completion of, or increase the cost of, developing one or more of the Company's residential communities.

The interest rate on the Company's revolving credit facility is subject to fluctuation based on changes in short-term interest rates, the amount of borrowings the Company has incurred and the ratings which national rating agencies assign to the Company's outstanding debt securities. The Company's interest expense could increase as a result of these factors.

The Company's business and earnings are substantially dependent on its ability to obtain financing for its development activities. Increases in interest rates, concerns about the market or the economy, or consolidation or dissolution of financial institutions could increase the Company's cost of borrowing and/or reduce its ability to obtain the funds required for its future operations.

The Company's business and earnings are also substantially dependent on the ability of its customers to finance the purchase of their homes. Limitations on the availability of financing or increases in the cost of such financing could adversely affect the Company's operations.



The Company believes that its recorded tax balances are adequate. However,it is not possible to predict the effects of possible changes in the tax laws or changes in their interpretation. These changes or interpretations, if made, could have a material negative effect on the Company's operating results.

Claims have been brought against the Company in various legal proceedings which have not had, and are not expected to have, a material adverse effect on the business or the financial condition of the Company; however, additional legal and tax claims may arise from time to time, and it is possible that the Company's cash flows and results of operations could be affected from time to time by the resolution of one or more of such matters.

There is intense competition to attract and retain management and key employees in the markets where the Company's operations are conducted. The Company's business could be adversely affected in the event of its inability to recruit or retain key personnel in one or more of the markets in which it conducts its operations.

ITEM 2.    PROPERTIES

Headquarters

Toll Brothers' corporate offices, which are owned by the Company, contain approximately 70,000 square feet, and are located at 3103 Philmont Avenue, Huntingdon Valley, Montgomery County, Pennsylvania.

Manufacturing/Distribution Facilities

Toll Brothers owns a facility of approximately 200,000 square feet located in Morrisville, Pennsylvania. The Company also owns a facility of approximately 100,000 square feet located in Emporia, Virginia, which it acquired in 1999. In both facilities it manufactures open wall panels, roof and floor trusses, and certain interior and exterior millwork to supply a portion of the Company's construction needs. These operations also permit Toll Brothers to purchase wholesale lumber, plywood, windows, doors, certain other interior and exterior millwork and other building materials to supply to its communities. The Company believes that increased efficiency, cost savings and productivity result from the operation of these plants and from the wholesale purchase of material. The Pennsylvania plant generally does not sell or supply to any purchaser other than Toll Brothers. The Virginia plant sells wall panels and roof and floor trusses to a small number of outside purchasers as well as to Toll Brothers.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended October 31, 2001.



Item 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT

The following table includes information with respect to all executive officers of the Company at October 31, 2001. All executive officers serve at the pleasure of the Board of Directors of the Company.

    Name                       Age          Positions

Robert I. Toll                 60           Chairman of the Board,
                                            Chief Executive Officer
                                            and Director

Zvi Barzilay                   55           President, Chief Operating
                                            Officer and Director

Joel H. Rassman                56           Senior Vice President,
                                            Treasurer, Chief Financial
                                            Officer and Director

Robert I. Toll, with his brother Bruce E. Toll, the Vice Chairman of the Board and a Director of the Company, co-founded the Company's predecessors' operations in 1967. Robert I. Toll has been the Company's Chief Executive Officer and Chairman of the Board since the Company's inception.

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

The following table sets forth the price range of the Company's common stock on the New York Stock Exchange for each fiscal quarter during the two years ended October 31, 2001:



            Three Months Ended
            October 31   July 31   April 30  January 31
2001
  High       $ 40.24    $ 44.14    $ 39.70    $ 45.25
  Low        $ 22.86    $ 30.40    $ 32.40    $ 31.19

2000
  High       $ 35.00    $ 24.63    $ 23.06    $ 19.75
  Low        $ 23.50    $ 18.44    $ 16.00    $ 16.13



The Company has not paid any cash dividends on its common stock to date and expects that, for the foreseeable future, it will not do so; rather it will follow a policy of retaining earnings in order to finance the continued development of its business.

The payment of dividends is within the discretion of the Company's Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including the earnings, capital requirements, operating and financial condition of the Company, and any contractual limitation then in effect. In this regard, the Company's senior subordinated notes contain restrictions on the amount of dividends the Company may pay on its common stock. In addition, the Company's Bank Revolving Credit Agreement and other term loans require the maintenance of minimum consolidated stockholders' equity, which restricts the amount of dividends the Company may pay. At October 31, 2001, under the most restrictive of these provisions, the Company could have paid up to approximately $230,000,000 of cash dividends.

At October 31, 2001, there were approximately 681 record holders of the Company's common stock.

 ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and housing data of the Company at and for each of the five fiscal years ended October 31, 2001. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in this report beginning at page F-1, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this report.

Summary Consolidated Income Statement Data (amounts in thousands, except per share data):



Year ended October 31
                              2001        2000        1999        1998       1997
Revenues                   $2,229,605  $1,814,362  $1,464,115  $1,210,816  $971,660
Income before income taxes
   and extraordinary item  $  337,889  $  230,966  $  162,750  $  134,293  $107,646
Income before
   extraordinary item      $  213,673  $  145,943  $  103,027  $   85,819  $ 67,847
Extraordinary loss                                     (1,461)     (1,115)   (2,772)
Net income                 $  213,673  $  145,943  $  101,566  $   84,704  $ 65,075

Earnings per share:
Basic
Income before
   extraordinary item      $     5.96  $     4.02  $     2.81  $     2.35  $   1.99
Extraordinary loss                                      (0.04)      (0.03)    (0.08)
Net income                 $     5.96  $     4.02  $     2.77  $     2.32  $   1.91
Weighted average number
   of shares outstanding       35,835      36,269      36,689      36,483    34,127
Diluted:*
Income before
   extraordinary item      $     5.52  $     3.90  $     2.75  $     2.25  $   1.86
Extraordinary loss                                      (0.04)      (0.03)    (0.07)
Net income                 $     5.52  $     3.90  $     2.71  $     2.22  $   1.78
Weighted average number
   of shares outstanding       38,683      37,413      37,436      38,360    37,263



* Due to rounding, amounts may not add.

Summary Consolidated Balance Sheet Data (amounts in thousands):



As of October 31            2001        2000        1999        1998        1997
Inventory                $2,183,541  $1,712,383  $1,443,282  $1,111,223  $  921,595
Total assets             $2,532,200  $2,030,254  $1,668,062  $1,254,468  $1,118,626
Debt
   Loans payable         $  387,466  $  326,537  $  213,317  $  182,292  $  189,579
   Subordinated notes       669,581     469,499     469,418     269,296     319,924
Total debt               $1,057,047  $  796,036  $  682,735  $  451,588  $  509,503
Stockholders' equity     $  912,583  $  745,145  $  616,334  $  525,756  $  385,252

Housing Data

Year ended October 31       2001        2000        1999        1998        1997
Number of homes
   closed                     4,538       3,945       3,555       3,099       2,517
Sales value of homes
   closed
   (in thousands)        $2,180,469  $1,762,930  $1,438,171  $1,206,290  $  968,253
Number of homes
   contracted(1)              4,366       4,418       3,845       3,387       2,701
Sales value of homes
   contracted(1)
   (in thousands)        $2,173,938  $2,149,366  $1,640,990  $1,383,093  $1,069,279

As of October 31
Number of homes
   in backlog(1)              2,727       2,779       2,381       1,892       1,551
Sales value of homes
   in backlog(1)         $1,411,374  $1,434,946  $1,067,685  $  814,714  $  627,220

Homesites
   Owned                     25,981      22,275      23,163      15,578      12,820
   Controlled                13,165      10,843      11,268      14,803       9,145
     Total                   39,146      33,118      34,431      30,381      21,965



(1) New contracts for fiscal 2001 and 2000 included $15,402,000(52 homes) and $14,844,000 (54 homes), respectively, from an unconsolidated 50% owned joint venture. Backlog as of October 31, 2001 and 2000 included $7,786,000 (25 homes) and $9,425,000(33 homes), respectively, from this joint venture.

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table provides a comparison of certain income statement items related to the Company's operations (amounts in millions):



Year ended October 31,           2001              2000              1999
                                  $        %        $        %        $        %
Home sales
   Revenues                    2,180.5           1,762.9           1,438.2
   Costs                       1,602.3   73.5    1,337.1   75.8    1,117.9   77.7
Land sales
   Revenues                       27.5              38.7              17.3
   Costs                          21.5   78.0       29.8   77.0       13.4   77.1
Equity earnings in
   unconsolidated joint
   ventures                        6.8               3.3
Interest and other                14.9               9.5               8.6
Total revenues                 2,229.6           1,814.4           1,464.1

Selling, general and
   administrative expenses       209.7    9.4      170.4    9.4      130.2    8.9
Interest expense                  58.2    2.6       46.2    2.5       39.9    2.7
Total costs and expenses       1,891.7   84.8    1,583.5   87.3    1,301.4   88.9

Operating income                 337.9   15.2      231.0   12.7      162.7   11.1



Note: Percentages for selling, general and administrative expenses, interest expense and total costs and expenses are based on total revenues.
Amounts may not add due to rounding.

FISCAL 2001 COMPARED TO FISCAL 2000

Home Sales
Housing revenues for fiscal 2001 were higher than those for fiscal 2000 by approximately $418 million, or 24%. The revenue increase was primarily attributable to a 12% increase in the average price of the homes delivered and a 10% increase in the number of homes delivered. The increase in the average price of the homes delivered was the result of increases in selling prices, a shift in the location of homes delivered to more expensive areas and an increase in the dollar amount of options that our home buyers selected. During fiscal 2001, the Company's homebuyers paid approximately 21% above the base selling price of a home for options and lot premiums, compared to 19% in fiscal 2000. The increase in the number of homes delivered is primarily due to the larger backlog of homes to be delivered at the beginning of fiscal 2001 as compared to fiscal 2000.

The value of new sales contracts signed was $2.17 billion (4,366 homes) and $2.15 billion (4,418 homes) for fiscal 2001 and fiscal 2000, respectively. The increase in the value of new contracts signed in fiscal 2001 was primarily attributable to an increase in the average selling price of the homes (due primarily to an increase in base selling prices, a shift in the location of homes sold to more expensive areas and an increase in the dollar amount of options selected by our home buyers) offset in part by a decrease in the average number of communities in which the Company was offering homes for sale and the resulting decrease in the number of homes for which the Company signed sales contracts. The decrease in the number of communities was the result of increased regulatory requirements that delayed the opening of some new communities and new sections of some existing communities.

At October 31, 2001, the backlog of homes under contract was $1.41 billion (2,727 homes), as compared to the $1.43 billion (2,779 homes) backlog at October 31, 2000.

The terrorist attacks of September 11, 2001 impacted us most severely in the first few weeks immediately after the events as consumer confidence dropped, the stock market declined and the Company's business slowed. Since then, deposit trends for new homes have improved, although they have been quite volatile from week to week. In the six-week period since October 31, 2001, the total number of deposits was approximately 12% higher than the same period of fiscal 2000. On a per-community basis, deposits were down approximately 2% over the same period. Compared to the previous five-year average for the six-week period, deposits were approximately 6% higher on a per-community basis. Based upon the lower backlog of homes to be delivered and the lower number of outstanding deposits at October 31, 2001 as compared to October 31, 2000, home-building revenues for fiscal 2002 may be lower than fiscal 2001 home building revenues.

Housing costs as a percentage of housing sales decreased in fiscal 2001 as compared to fiscal 2000. The decrease was largely the result of selling prices increasing at a greater rate than costs, lower land and improvement costs, and improved operating efficiencies offset in part by higher inventory write-offs. The Company incurred $13.0 million in write-offs in fiscal 2001, as compared to $7.4 million in fiscal 2000.

Land Sales
The Company operates a land development and sales operation in its South Riding master planned community located in Loudoun County, Virginia. The Company is developing several other master planned communities in which it may sell lots to other builders. The decrease in land sales in fiscal 2001 as compared to fiscal 2000 was due to fewer lots being available for sale in South Riding in fiscal 2001 than in 2000, offset in part by increased sales of lots from several of the Company's other master planned communities.

Equity Earnings in Unconsolidated Joint Ventures
In fiscal 1998, the Company entered into a joint venture to develop and sell land owned by its venture partner. Under the terms of the agreement, the Company has the right to purchase up to a specified number of lots with the majority of the lots to be sold to other builders. In fiscal 2000, the joint venture sold its first group of home sites to other builders and to the Company. The Company recognizes its share of earnings from the sale of lots to other builders. The Company does not recognize earnings from lots it purchases but reduces its cost basis in the lots by its share of the earnings on those lots. Earnings from this joint venture are expected to continue into fiscal 2002, but at a significantly lower level.

Interest and Other Income
Interest and other income increased approximately $5.4 million in fiscal 2001 as compared to fiscal 2000. The increase was principally due to an increase in interest income, the gain from the sale of an office building constructed by the Company, and an increase in earnings from the Company's ancillary businesses, offset in part by reduced management fee income and gains from the sale of miscellaneous assets recognized in fiscal 2000.

Selling, General and Administrative Expenses ("SG&A")
SG&A spending increased by $39.4 million, or 23%, in fiscal 2001 as compared to fiscal 2000. This increased spending was primarily due to the increase in housing revenues in fiscal 2001 over fiscal 2000, and costs related to the development of the Company's master planned communities. SG&A as a percentage of total revenue was the same in fiscal 2001 and fiscal 2000.

FISCAL 2000 COMPARED TO FISCAL 1999

Home Sales
Housing revenues for fiscal 2000 were higher than those of fiscal 1999 by approximately $325 million, or 23%. The revenue increase was primarily attributable to an 11% increase in the number of homes delivered and a 10% increase in the average price of the homes delivered. The increase in the average price of the homes delivered was the result of increased selling prices, a shift in the location of homes delivered to more expensive areas and an increase in the number of homes delivered from our highly amenitized country club communities. The increase in the number of homes delivered is primarily due to a 7% increase in the number of communities from which the Company was delivering homes and the larger backlog of homes to be delivered at the beginning of fiscal 2000 as compared to fiscal 1999.

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

Housing costs as a percentage of housing sales decreased in fiscal 2000 as compared to fiscal 1999. The decrease was largely the result of selling prices increasing at a greater rate than costs, lower land and improvement costs, and improved operating efficiency offset, in part, by higher inventory write-offs. The Company incurred $7.4 million in write-offs in fiscal 2000, as compared to $5.1 million in fiscal 1999.

Land Sales
In March 1999, the Company acquired land for homes, apartments, retail, office and industrial space in the master planned community of South Riding, located in Loudoun County, Virginia. The Company will use some of the property for its own home building operations and will also sell home sites and commercial parcels to other builders. The Company recorded its first sale of land from this operation in the third quarter of fiscal 1999. The Company is also developing several master planned communities in which it may sell land to other builders. The increase in land sales in fiscal 2000 over fiscal 1999 was due to the full year of operations in fiscal 2000 compared to six months in fiscal 1999 at South Riding and the first sale of lots at one of its other master planned communities.

Equity Earnings in Unconsolidated Joint Ventures
In fiscal 1998, the Company entered into a joint venture to develop and sell land owned by its venture partner. Under the terms of the agreement, the Company has the right to purchase a specified number of home sites on which to build homes with the majority of the home sites to be sold to other builders. In fiscal 2000, the joint venture sold its first group of home sites to other builders and to the Company. The Company recognizes its share of earnings from the sale of home sites to other builders. The Company reduces its cost basis in the home sites it purchases from the joint venture by its share of the earnings on those home sites.

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

INTEREST EXPENSE

The Company determines interest expense on a specific lot-by-lot basis for its home building operations and on a parcel-by-parcel basis for its land sales operations. As a percentage of total revenues, interest expense will vary depending on many factors including the period of time that the land was owned, the length of time that the homes delivered during the period were under construction and the interest rates and the amount of debt carried by the Company in proportion to the amount of its inventory during those periods. As a percentage of total revenues, interest expense was slightly higher in fiscal 2001 as compared to fiscal 2000 and lower in fiscal 2000 as compared to fiscal 1999.

INCOME TAXES

Income taxes for fiscal 2001, 2000 and 1999 were provided at effective rates of 36.8%, 36.8% and 36.7%, respectively.

EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT

In January 1999, the Company called for the redemption of all of its outstanding 9 1/2% Senior Subordinated Notes due 2003 at 102% of the principal amount plus accrued interest. The redemption resulted in the recognition of an extraordinary loss in 1999 of $1.5 million, net of $857,000 of income tax benefit. The loss represented the redemption premium and a write-off of unamortized deferred issuance costs.

CAPITAL RESOURCES AND LIQUIDITY

Funding for the Company's operations has been principally provided by cash flows from operations, unsecured bank borrowings and, from time to time, the public debt and equity markets.

Cash flow from operations, before inventory additions, has improved as operating results have improved. The Company anticipates that cash flow from operations, before inventory additions, in the coming fiscal year will continue to be strong, but will be dependent on the level of revenues from the delivery of homes and the Company's results of operations. The Company has used its cash flow from operations, bank borrowings and public debt to acquire additional land for new communities, to pay for land development and construction costs needed to meet the requirements of the Company's continuing expansion of the number of selling communities, to repurchase Company stock and to reduce debt. The Company expects that inventories will continue to increase and is currently negotiating and searching for additional opportunities to obtain control of land for future communities.


The Company has a $535 million unsecured revolving credit facility with 16 banks, of which $445 million extends through March 2006 and $90 million extends through February 2003. At October 31, 2001, the Company had $80 million of loans and approximately $43.9 million of letters of credit outstanding under the facility.

In November 2001, the Company issued $150 million of 8.25% Senior Subordinated Notes due December 2011. The Company intends to use the net proceeds from this issuance for general corporate purposes.

The Company believes that it will be able to fund its activities through a combination of existing cash resources, cash flow from operations and other sources of credit similar in nature to those the Company has accessed in the past.

INFLATION

The long-term impact of inflation on the Company is manifested in increased costs for land, land development, construction and overhead, as well as in increased sales prices. The Company generally contracts for land significantly before development and sales efforts begin. Accordingly, to the extent land acquisition costs are fixed, increases or decreases in the sales prices of homes may affect the Company's profits. Since the sales prices of homes are fixed at the time a buyer enters into a contract to acquire a home and the Company generally sells its homes before commencement of construction, any inflation of costs in excess of those anticipated may result in lower gross margins. The Company generally attempts to minimize that effect by entering into fixed-price contracts with its subcontractors and material suppliers for specified periods of time, which generally do not exceed one year.

In general, housing demand is adversely affected by increases in interest costs, as well as in housing costs. Interest rates, the length of time that land remains in inventory and the proportion of inventory that is financed affect the Company's interest costs. If the Company is unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, affecting prospective buyers' ability to adequately finance home purchases, the Company's revenues, gross margins and net income would be adversely affected. Increases in sales prices, whether the result of inflation or demand, may affect the ability of prospective buyers to afford new homes.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not the Company's earnings or cash flow. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument. The Company does not have the obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the Company is required to refinance such debt.

The table below sets forth, as of October 31, 2001, the Company's long term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair market value (amounts in thousands):





                              Fixed Rate Debt      Variable Rate Debt(1)(2)
Fiscal                                   Weighted                   Weighted
Year of                                   Average                   Average
Expected                                 Interest                   Interest
Maturity                        Amount     Rate        Amount         Rate
2002                           $ 50,000      7.72%  $   43,573            5.24%
2003                                338      9.75%       5,769            5.17%
2004                                342      9.75%       5,329            5.25%
2005                            192,500      8.04%       3,311            4.00%
2006                            100,000      8.75%      81,394            4.02%
Thereafter                      570,000      8.07%       4,910            2.25%
Total                          $913,180      8.12%  $  144,286            4.42%

Fair value at
   October 31, 2001            $921,840             $  145,260



(1) The Company has a $535 million revolving credit facility with 16 banks of which $445 million extends through March 2006 and $90 million extends through February 2003. Interest is payable on borrowings at 0.90% above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. The Company had $80 million of borrowings against this facility at October 31, 2001 and the above table assumes that these borrowings will be repaid at the final maturity date of the facility. The Company had fixed $20 million of the borrowings at 6.39% through an interest rate swap until March 2002.

(2) A subsidiary of the Company has a $35 million line of credit with a bank to fund mortgage originations. The line is due within 90 days of demand by the bank and bears interest at the banks overnight rate plus an agreed upon margin. At October 31, 2001 the subsidiary had $24.8 million outstanding under the line. Borrowing under this line is included in the 2002 fiscal year maturities.

Based upon the amount of variable rate debt outstanding at October 31, 2001 and holding the variable rate debt balance constant, each one percentage point increase in interest rates would increase the interest incurred by the Company by approximately $1.44 million per year.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, listed in Item 14(a)(1) and
(2), which appear at pages 31 through 47 of this report and which are incorporated herein by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable


                              PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following is incorporated herein by reference:

(a) the information in Part I, Item 4A of this report;

(b) the information in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement") beginning immediately following the caption "Proposal One - Election of Three Directors for Terms Ending 2005" to, but not including, the sub-caption "Meetings and Committee of the Board of Directors"; and

(c) the information in the 2002 Proxy Statement beginning immediately following the caption "Section 16(a) Beneficial Ownership Reporting Compliance" to, but not including, the caption "Certain Transactions."

ITEM 11. EXECUTIVE COMPENSATION

The information in the 2002 Proxy Statement in the section captioned "Proposal One - Election of Three Directors for Terms Ending 2005," beginning immediately following the sub-caption "Compensation of Directors" to, but not including, the caption "Report of the Compensation Committee on Executive Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the 2002 Proxy Statement captioned "Voting Securities and Security Ownership" beginning immediately following the sub-caption "Security Ownership of Principal Stockholders and Management" to, but not including, the caption "Proposal One - Election of Three Directors for Terms Ending 2005" is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information is incorporated herein by reference:

(a) the information in the 2002 Proxy Statement in the section captioned "Executive Compensation" beginning immediately following the sub-caption "Compensation Committee Interlocks and Insider Participation" to, but not including, the caption "Report of the Compensation Committees on Executive Compensation"; and

(b) the information in the 2002 Proxy Statement beginning immediately following the caption "Certain Transactions" to, but not including, the caption "Stockholder Proposals."

                               PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Financial Statement Schedule

  1. Financial Statements
                                                            Page

       Report of Independent Auditors                        31
       Consolidated Statements of Income for the
           Years Ended October 31, 2001, 2000 and 1999       32
       Consolidated Balance Sheets as of
           October 31, 2001 and 2000                         33
       Consolidated Statements of Cash Flows for the
           Years Ended October 31, 2001, 2000 and 1999       34
       Notes to Consolidated Financial Statements            35 - 45
       Summary Consolidated Quarterly Financial Data
           (unaudited)                                       46

 2. Financial Statement Schedule

       Schedule II -   Valuation and Qualifying Accounts
                       for the Years Ended October 31,
                       2001, 2000 and 1999                   47

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

3.3  Amendment to the Certificate of Incorporation dated June 12,
1997.

3.4  Amendment to the Certificate of Incorporation dated January 8,
1998.

Exhibit
Number				Description

3.5  By-laws, as amended, are hereby incorporated by reference to
Exhibit 3.2 of the Registrant's Form 10-K for the fiscal year ended October 31, 1989.

3.6 Amendment to the by-laws dated July 11, 2000 is hereby incorporated by reference to Exhibit 3.1 of the registrant's
Form 10-Q for the quarter ended July 31, 2000.

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

4.5 Indenture dated as of January 25, 2001 between Toll Corp. As issuer, the Registrant, as guarantor, and Bank One Trust Company, as Trustee, including form of guarantee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended January 31, 2001.

4.6 Authorizing Resolutions, dated as of November 6, 1996, relating to the $100,000,000 principal amount of 8 3/4% Senior
Subordinated Notes of Toll Corp. due 2006, guaranteed on a Senior Subordinated Basis by Toll Brothers, Inc., is hereby incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on November 15, 1996 with the Securities and Exchange Commission.

4.7 Authorizing Resolutions, dated as of September 16, 1997, relating to the $100,000,000 principal amount of 7 3/4% Senior
Subordinated Notes due 2007 of Toll Corp., guaranteed on a Senior Subordinated basis by Toll Brothers, Inc. is hereby incorporated by reference to Exhibit 4.5 of the Registrant's Form 10-K for the fiscal year ended October 31, 1997.

4.8 Authorizing Resolutions, dated as of January 22, 1999, relating to the $170,000,000 principal amount of 8 1/8% Senior
Subordinated Notes of Toll Corp. due 2009, guaranteed on a Senior Subordinated basis by Toll Brothers, Inc., is hereby incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on January 25, 1999 with the Securities and Exchange Commission.

Exhibit
Number				Description

4.9 Authorizing Resolutions, dated as of April 13, 1999, relating to $100,000,000 principal amount of 8% Senior Subordinated Notes of
Toll Corp. due 2009, guaranteed on a Senior Subordinated basis by Toll Brothers, Inc. is hereby incorporated by reference to
Exhibit 4.1 of the Registrant's Form 8-K filed on April 14, 1999 with the Securities and Exchange Commission.

4.10 Authorizing Resolutions, dated as of January 23, 2001, relating to $200,000,000 principal amount of 8 1/4% Senior Subordinated
Notes of Toll Corp. due 2011, guaranteed on a Senior Subordinated basis by Toll Brothers, Inc. is hereby incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on January 24,
2001 with the Securities and Exchange Commission.

4.11 Authorizing Resolutions, dated as of November 27, 2001, relating to $150,000,000 principal amount of 8.25% Senior Subordinated
Notes of Toll Corp. due 2011, guaranteed on a Senior Subordinated basis by Toll Brothers, Inc. is hereby incorporated by reference to Exhibit 4 of the Registrant's Form 8-K filed on December 6,
2001 with the Securities and Exchange Commission.

4.12 Rights Agreement dated as of June 12, 1997 by and between the Company and ChaseMellon Shareholder Service, L.L.C., as Rights Agent, is hereby incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated June 20, 1997.

4.13 Amendment to Rights Agreement dated as of July 31, 1998, by and between the Company and ChaseMellon Shareholder Service, L.L.C.
as Rights Agent incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A/A dated August
21, 1998.

10.1 Amended and Restated Credit Agreement by and among First Huntingdon Finance Corp., the Registrant and the Lenders dated May 18, 2001, is hereby incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q for the quarter ended April 30, 2001.

10.2* Toll Brothers, Inc. Amended and Restated Stock Option Plan
(1986), as amended and restated by the Registrant's Board of Directors on February 24, 1992 and adopted by its shareholders on April 6, 1992, is hereby incorporated by reference to Exhibit 19(a) of the Registrant's Form 10-Q for the quarter ended April 30, 1992.

10.3* Toll Brothers, Inc. Amended and Restated Stock Purchase Plan(1986) is hereby incorporated by reference to Exhibit 4 of the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 4, 1987, File No. 33-16250.

10.4* Toll Brothers, Inc. Amended and Restated Stock Purchase Plan(1986) effective June 14, 2001 is hereby incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form 10-Q for the quarter ended July 31, 2001.

10.5* Toll Brothers, Inc. Key Executives and Non-Employee Directors Stock Option Plan (1993) is hereby incorporated by reference to
Exhibit 10.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 25, 1994.

10.6* Amendment to the Toll Brothers, Inc. Key Executives and Non-Employee Directors Stock Option Plan (1993) is hereby incorporated by reference to Exhibit 10.2 of the Registrant's
Form 10-Q for the quarter ended April 30, 1995.

Exhibit
Number				Description

10.7* Amendment to the Toll Brothers, Inc. Key Executives and Non-Employee Directors Stock Option Plan (1993) effective June 14,
2001 is hereby incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended July 31, 2001.

10.8* Toll Brothers, Inc. Cash Bonus Plan is hereby incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 25, 1994.

10.9* Amendment to the Toll Brothers, Inc. Cash Bonus Plan dated May 29, 1996 is hereby incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-K for the fiscal year ended October 31, 1996.

10.10* Amendment to the Toll Brothers, Inc. Cash Bonus Plan dated
December 10, 1998 is hereby incorporated by reference to Exhibit
10.8 of the registrant's Form 10-K for the fiscal year ended
October 31, 2000.

10.11* Amendment to the Toll Brothers, Inc. Cash Bonus Plan dated
December 14, 2000 is hereby incorporated by reference to Exhibit
10.1 of the Registrant's Form 10-Q for the quarter ended April
30, 2001.

10.12* Toll Brothers, Inc. Stock Option and Incentive Stock Plan
(1995) is hereby incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended April 30, 1995.

10.13* Amendment to the Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) dated May 29, 1996 is hereby incorporated by reference to Exhibit 10.9 the Registrant's Form 10-K for the fiscal year ended October 31, 1996.

10.14* Amendment to the Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) effective March 22, 2001 is hereby incorporated by reference to Exhibit 10.3 of the Registrant's
Form 10-Q for the quarter ended July 31, 2001.

10.15* Toll Brothers, Inc. Stock Incentive Plan (1998) is hereby incorporated by reference to Exhibit 4 of the Registrant's
Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 25, 1998, File No. 333-57645.

10.16* Amendment to the Toll Brothers, Inc. Stock Incentive Plan
(1998) effective March 22, 2001 is hereby incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-Q for the quarter ended July 31, 2001.

10.17* Toll Brothers, Inc. Executive Officer Cash Bonus Plan is hereby incorporated by reference to Exhibit 10.2 of the Registrant's
Form 10-Q for the quarter ended April 30, 2001.

10.18* Stock Redemption Agreement between the Registrant and Robert I. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-K for the fiscal year ended October 31, 1995.

10.19* Stock Redemption Agreement between the Registrant and Bruce E. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-K for the fiscal year ended October 31, 1995.

10.20* Agreement dated March 5, 1998 between the Registrant and Bruce
E. Toll regarding Mr. Toll's resignation and related matters is hereby incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended April 30, 1998.


Exhibit
Number				Description

10.21* Consulting and Non-Competition Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll is hereby incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended April 30, 1998.

10.22* Amendment to the Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll and to the Consulting and Non-Competition Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll is hereby incorporated by reference to Exhibit
10.1 of the Registrant's Form 10-Q for the quarter ended July
31, 2000.

10.23* Agreement between the Registrant and Joel H. Rassman, dated June 30, 1988, is hereby incorporated by reference to Exhibit
10.8 of Toll Corp.'s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 9,
1988, File No. 33-23162.

10.24* Toll Bros., Inc. Non-Qualified Deferred Compensation Plan.

10.25* Toll Brothers, Inc. Stock Award Deferral Plan.

12     Statement RE: Computation of Ratios of Earnings to Fixed
Charges.

21     Subsidiaries of the Registrant.

23     Consent of Independent Auditors.

*This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.


(b)  Reports on Form 8-K

During the fourth quarter of the fiscal year ended
October 31, 2001, the Company did not file a current report on Form 8-K.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Lower Moreland, Commonwealth of Pennsylvania on December 14, 2001.

TOLL BROTHERS, INC.


By: /s/ Robert I. Toll
Robert I. Toll
Chairman of the Board and
Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Signature                          Title                     Date



 /s/ Robert I. Toll           Chairman of the Board         December 14, 2001
 Robert I. Toll               of Directors and
Chief Executive Officer
(Principal Executive Officer)



 /s/ Bruce E. Toll            Vice Chairman of the Board    December 14, 2001
 Bruce E. Toll                and Director



 /s/ Zvi Barzilay             President, Chief Operating    December 14, 2001
 Zvi Barzilay                 Officer and Director



 /s/ Joel H. Rassman          Senior Vice President,        December 14, 2001
 Joel H. Rassman              Treasurer, Chief Financial
Officer and Director
(Principal Financial Officer)



 /s/ Joseph R. Sicree         Vice President and            December 14, 2001
Joseph R. Sicree              Chief Accounting Officer
(Principal Accounting Officer)



 /s/ Robert S. Blank          Director                      December 14, 2001
 Robert S. Blank



 /s/ Edward G. Boehne         Director                      December 14, 2001
 Edward G. Boehne



 /s/ Richard J. Braemer       Director                      December 14, 2001
 Richard J. Braemer


Signature                       Title                       Date


 /s/ Roger S. Hillas          Director                      December 14, 2001
 Roger S. Hillas



 /s/ Carl B. Marbach          Director                      December 14, 2001
 Carl B. Marbach



 /s/ Paul E. Shapiro          Director                      December 14, 2001
 Paul E. Shapiro


REPORT OF INDEPENDENT AUDITORS
The Board of Directors and Shareholders
Toll Brothers, Inc.

We have audited the accompanying consolidated balance sheets of Toll Brothers, Inc. and subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of income and cash flows for each of the three years in the period ended October 31, 2001. Our audits also included the financial statement schedule listed in the Index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toll Brothers, Inc. and subsidiaries at October 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


   /s/  Ernst & Young LLP

Philadelphia, Pennsylvania
December 11, 2001


   CONSOLIDATED STATEMENT OF INCOME
(Amounts in thousands, except per share data)

                                       Year ended October 31,
                                            2001           2000           1999
Revenues
  Home sales                            $2,180,469     $1,762,930     $1,438,171
  Land sales                                27,530         38,730         17,345
  Equity earnings in
   unconsolidated joint ventures             6,756          3,250
  Interest and other                        14,850          9,452          8,599
                                         2,229,605      1,814,362      1,464,115

Costs and expenses
  Home sales                             1,602,276      1,337,060      1,117,872
  Land sales                                21,464         29,809         13,375
  Selling, general and
   administrative                          209,729        170,358        130,213
  Interest                                  58,247         46,169         39,905
                                         1,891,716      1,583,396      1,301,365

Income before income taxes and
  extraordinary loss                       337,889        230,966        162,750
Income taxes                               124,216         85,023         59,723
Income before extraordinary loss           213,673        145,943        103,027
Extraordinary loss                                                        (1,461)
Net income                              $  213,673     $  145,943     $  101,566

Earnings per share
Basic:
  Income before extraordinary loss      $     5.96     $     4.02     $     2.81
  Extraordinary loss                                                       (0.04)
  Net income                            $     5.96     $     4.02     $     2.77
Diluted:
  Income before extraordinary loss      $     5.52     $     3.90     $     2.75
  Extraordinary loss                                                       (0.04)
  Net income                            $     5.52     $     3.90     $     2.71
Weighted average number of shares:
  Basic                                     35,835         36,269         36,689
  Diluted                                   38,683         37,413         37,436

        See accompanying notes.





            CONSOLIDATED BALANCE SHEET
              (Amounts in thousands)

                                                    October 31
                                                       2001           2000

ASSETS
Cash and cash equivalents                          $  182,840     $  161,860
Inventory                                           2,183,541      1,712,383
Property, construction and office
   equipment, net                                      33,095         24,075
Receivables, prepaid expenses and
   other assets                                       118,542        113,025
Investments in unconsolidated entities                 14,182         18,911
                                                   $2,532,200     $2,030,254

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Loans payable                                   $  387,466     $  326,537
   Subordinated notes                                 669,581        469,499
   Customer deposits                                  101,778        104,924
   Accounts payable                                   132,970        110,927
   Accrued expenses                                   229,671        185,141
   Income taxes payable                                98,151         88,081
      Total liabilities                             1,619,617      1,285,109

Stockholders' equity
   Preferred stock, none issued
   Common stock, 37,014 and 37,028 shares
     issued at October 31, 2001 and 2000,
     respectively                                         369            369
   Additional paid-in capital                         107,014        105,454
   Retained earnings                                  882,281        668,608
    Treasury stock, at cost - 2,237 shares
     and 1,133 shares at October 31,
     2001 and 2000, respectively                      (77,081)       (29,286)
       Total stockholders' equity                     912,583        745,145
                                                   $2,532,200     $2,030,254

             See accompanying notes.






      CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Amounts in thousands)

                                                  Year ended October 31
                                                     2001       2000       1999
Cash flow from operating activities:
  Net income                                       $213,673   $145,943   $101,566
  Adjustments to reconcile net income to net
    cash used in operating activities:
    Depreciation and amortization                     9,356      8,528      6,594
    Equity earnings in unconsolidated
      joint ventures                                 (6,756)    (3,250)
    Extraordinary loss from
      extinguishment of debt                                                2,318
    Deferred tax provision                            7,323      5,191      1,569
    Changes in operating assets and liabilities,
      net of assets and liabilities acquired:
      Increase in inventory                        (443,887)  (264,303)  (282,764)
      Origination of mortgage loans                (199,102)
      Sale of mortgage loans                        183,449
      Decrease (increase)receivables, prepaid
        expenses and other assets                    10,793    (28,025)   (32,524)
      (Decrease) increase in customer deposits
        on sales contracts                           (3,146)    22,429     11,557
      Increase in accounts payable
        and accrued expenses                         71,776     71,492     62,769
      Increase in current income taxes payable        8,142     25,132      8,045
         Net cash used in operating activities     (148,379)   (16,863)  (120,870)
Cash flow from investing activities:
  Purchase of property and equipment, net           (15,020)    (9,415)    (8,331)
  Acquisition of company, net of cash acquired                            (11,090)
  Investment in unconsolidated entities                                   (15,193)
  Distribution from unconsolidated entities          15,750     13,589
         Net cash provided by(used in)
           investing activities                         730      4,174    (34,614)
Cash flow from financing activities:
  Proceeds from loans payable                       208,628    559,843    177,500
  Principal payments of loans payable              (180,094)  (460,482)  (187,551)
  Net proceeds from issuance
    senior subordinated notes                       196,930               267,716
  Redemption of subordinated notes                                        (71,359)
  Proceeds from stock based benefit plans            14,932     11,936      2,223
  Purchase of treasury stock                        (71,767)   (33,232)   (16,704)
        Net cash provided by financing activities   168,629     78,065    171,825
Net increase in cash and cash equivalents            20,980     65,376     16,341
Cash and cash equivalents, beginning of year        161,860     96,484     80,143
Cash and cash equivalents, end of year             $182,840   $161,860   $ 96,484

See accompanying notes.




  Notes to Consolidated Financial Statements

1. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Toll Brothers, Inc. (the "Company"), a Delaware corporation, and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in 20% to 50% owned partnerships and affiliates are accounted for on the equity method. Investments in less than 20% owned affiliates are accounted for on the cost method.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Recognition

The Company is primarily engaged in the development, construction and sale of residential homes. Revenue and cost of sales is recorded at the time each home sale is closed and title and possession has been transferred to the buyer. Closing normally occurs shortly after construction is substantially completed.

Land sales revenue and cost of sales is recorded at the time that title and possession of the property has been transferred to the buyer.

Cash and Cash Equivalents

Liquid investments or investments with original maturities of three months or less are classified as cash equivalents. The carrying value of these investments approximates their fair value.

Property, Construction and Office Equipment

Property, construction and office equipment is recorded at cost and is stated net of accumulated depreciation of $35,792,000 and $30,288,000 at October 31, 2001 and 2000, respectively. Depreciation is recorded by using the straight-line method over the estimated useful lives of the assets.

Inventory

Inventory is stated at the lower of cost or fair value. In addition to direct land acquisition, land development and home construction costs, costs include interest, real estate taxes and direct overhead costs related to development and construction, which are capitalized to inventories during the period beginning with the commencement of development and ending with the completion of construction.

Land, land development and related costs are amortized to the cost of homes closed based upon the total number of homes to be constructed in each community. Home construction and related costs are charged to the cost of homes closed under the specific identification method.

The Company capitalizes certain project marketing costs and charges them against income as homes are closed.

Treasury Stock

Treasury stock is recorded at cost. Issuance of treasury shares is accounted for on a first-in, first-out basis. Differences between the cost of treasury shares and the re-issuance proceeds are charged to additional paid-in capital.


Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the manner in which public enterprises report information about operating segments. The Company has determined that its operations primarily involve one reportable segment, home building.

New Accounting Pronouncement

SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," establishes accounting and reporting standards of derivative instruments embedded in other contracts, and for hedging activities. The Company adopted SFAS No. 133, as amended, in the first quarter of 2001. Such adoption did not have a material impact on the Company's reported results of operations, financial position or cash flows.

SFAS No. 142, "Goodwill and Other Intangible Assets," provides guidance on accounting for intangible assets and eliminates the amortization of goodwill and certain other intangible assets. Intangible assets, including goodwill, that are not subject to amortization are required to be tested for impairment and possible write-down on an annual basis. The Company is required to adopt SFAS No. 142 for its fiscal year 2003. The Company is currently reviewing the effect of this statement on the Company's financial statements.

2.  Inventory

Inventory consisted of the following (amounts in thousands):



October 31,2000
                                                 2001            2000
Land and land development costs               $  833,386     $  558,503
Construction in progress                       1,145,046        992,098
Sample homes                                      75,723         60,511
Land deposits and costs of
    future development                            89,360         68,560
Deferred marketing costs                          40,026         32,711
                                              $2,183,541     $1,712,383



Construction in progress includes the cost of homes under construction, land and land development costs and the carrying cost of home sites that have been substantially improved.

For the years ended October 31, 2001, 2000 and 1999, the Company provided for inventory write-downs and the expensing of costs which it believed not to be recoverable of $13,035,000, $7,448,000 and $5,092,000, respectively.

Interest capitalized in inventories is charged to interest expense when the related inventory is closed. Changes in capitalized interest for the three years ended October 31, 2001 were as follows (amounts in thousands):



                                         2001        2000        1999
Interest capitalized,
     beginning of year                 $78,443     $64,984     $53,966
Interest incurred                       79,209      60,236      51,396
Interest expensed                      (58,247)    (46,169)    (39,905)
Write-off to cost and expenses            (755)       (608)       (473)
Interest capitalized, end of year      $98,650     $78,443     $64,984



3.  Loans Payable and Subordinated Notes

Loans payable consisted of the following (amounts in thousands):




                                              October 31
                                                  2001       2000
Revolving credit facility                     $ 80,000    $ 80,000
Term loan due March 2002                        50,000      50,000
Term loan due July 2005                        192,500     170,000
Other                                           64,966      26,537
                                              $387,466    $326,537



The Company has a $535,000,000 unsecured revolving credit facility with 16 banks of which $445,000,000 extends through March 2006 and $90,000,000 extends through February 2003. Interest is payable on borrowings at 0.90% above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. The Company fixed the interest rate on $20,000,000 of borrowing at 6.39% until March 2002 through an interest rate swap with a bank. Had the Company not entered into the interest rate swap, the interest rate on this borrowing would have been 3.32% at October 31, 2001. At October 31, 2001, letters of credit and obligations under escrow agreements of approximately $43,862,000 were outstanding. The agreement contains various covenants, including financial covenants related to consolidated stockholders' equity, indebtedness and inventory. The agreement requires the Company to maintain a minimum consolidated stockholders' equity which restricts the payment of cash dividends and the repurchase of Company stock to approximately $230,000,000 at October 31, 2001.

The Company borrowed $50,000,000 from three banks at a fixed rate of 7.72% repayable in March 2002. The Company has borrowed $192,500,000 from eight banks at a weighted-average interest rate of 8.04% repayable in July 2005. Both loans are unsecured and the agreements contain financial covenants that are less restrictive than the covenants contained in the Company's revolving credit agreement.

A subsidiary of the Company has a $35,000,000 line of credit with a bank to fund mortgage originations. The line of credit is collateralized by all the assets of the subsidiary. At October 31, 2001, the subsidiary had borrowed $24,754,000 under the line of credit and had assets of approximately $28,364,000.

At October 31, 2001, the aggregate estimated fair value of the Company's loans payable was approximately $405,500,000. The fair value of loans was estimated based upon the interest rates at October 31, 2001 that the Company believed were available to it for loans with similar terms and remaining maturities.

Subordinated notes consisted of the following (amounts in thousands):



                                              October 31
                                                2001        2000
8 3/4% Senior Subordinated Notes
    due November 15, 2006                     $100,000    $100,000
7 3/4% Senior Subordinated Notes
    due September 15, 2007                     100,000     100,000
8 1/8% Senior Subordinated Notes
    due February 1, 2009                       170,000     170,000
8% Senior Subordinated Notes
    due May 1, 2009                            100,000     100,000
8 1/4% Senior Subordinated Notes
    due February 1, 2011                       200,000
Bond discount                                     (419)       (501)
                                              $669,581    $469,499



All issues of senior subordinated notes are subordinated to all senior indebtedness of the Company. The indentures restrict certain payments by the Company including cash dividends and the repurchase of Company stock. The notes are redeemable in whole or in part at the option of the Company at various prices on or after the fifth anniversary of each issue's date of issuance.

At October 31, 2001, the aggregate fair value of all the outstanding subordinated notes, based upon their indicated market prices, was approximately $661,600,000.

In November 2001, the Company issued $150,000,000 of 8.25% Senior Subordinated Notes due December 2011. The notes are subordinated to all senior indebtedness of the Company and have the same restrictions as to the payment of dividends and the repurchase of Company stock as the other issues of the Company's subordinated notes. The notes are redeemable in part, at the Company's option, from the proceeds of one or more public equity offerings prior to December 1, 2004 and redeemable in whole or in part on or after December 1, 2006.

The annual aggregate maturity of the Company's loans and notes during each of the next five fiscal years is: 2002 - $93,573,000; 2003 - $6,107,000; 2004 -
$5,671,000; 2005 - $195,811,000; and 2006 - $181,394,000.

4.  Income taxes

The Company's estimated combined federal and state tax rate before providing for the effect of permanent book-tax differences ("Base Rate") was 37% in 2001, 2000 and 1999. The effective tax rates in 2001, 2000, and 1999 were 36.8%, 36.8% and 36.7%, respectively. The primary difference between the Company's Base Rate and effective tax rate was tax-free income.

The provision for income taxes for each of the three years ended October 31, 2001 was as follows (amounts in thousands):



                                         2001        2000       1999
Federal                                $114,131    $78,105    $54,874
State                                    10,085      6,918      4,849
                                       $124,216    $85,023    $59,723

Current                                $116,893    $79,832    $58,154
Deferred                                  7,323      5,191      1,569
                                       $124,216    $85,023    $59,723


The components of income taxes payable consisted of the following (amounts in thousands):


                                                   October 31,
                                               2001         2000
Current                                       $66,522     $63,775
Deferred                                       31,629      24,306
                                              $98,151     $88,081


The components of net deferred taxes payable consisted of the following
(amounts in thousands):



                                              October 31
                                                2001      2000
Deferred tax liabilities:
    Capitalized interest                      $32,789   $26,287
    Deferred expense                           17,755    13,743
             Total                             50,544    40,030
Deferred tax assets:
    Inventory valuation reserves                5,716     4,555
    Inventory valuation differences             2,581     2,184
    Deferred income                             2,329     2,170
    Accrued expenses
         deductible when paid                   1,324       178
    Other                                       6,965     6,637
             Total                             18,915    15,724
Net deferred tax liability                    $31,629   $24,306



5.  Stockholders' Equity
The Company's authorized capital stock consists of 45,000,000 shares of Common Stock, $.01 par value per share, and 1,000,000 shares of Preferred Stock, $.01 par value per share. The Board of Directors is authorized to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock to 200,000,000 shares and the number of shares of authorized Preferred Stock to 15,000,000 shares.

Changes in stockholders' equity for the three years ended October 31, 2001 were as follows (amounts in thousands):



                                    Additional
                     Common Stock     Paid-In   Retained  Treasury
                      Shares Amount   Capital   Earnings   Stock     Total
Balance,
    November 1, 1998  36,935  $ 369  $ 106,099  $421,099  $ (1,811) $525,756
Net income                                       101,566             101,566
Purchase of treasury
    stock               (801)                              (16,704)  (16,704)
Exercise of stock
    options              177            (1,143)              3,701     2,558
Executive bonus award    106               342               2,120     2,462
Employee benefit plan
    issuances             37               (59)                755       696
Balance,
October 31, 1999      36,454    369    105,239   522,665   (11,939)  616,334
Net income                                       145,943             145,943
Purchase of treasury
    stock             (1,355)                              (33,232)  (33,232)
Exercise of stock
    options              672               588              13,352    13,940
Executive bonus award     80              (225)              1,621     1,396
Employee benefit plan
    issuances             44              (148)                912       764
Balance,
    October 31, 2000  35,895    369    105,454   668,608   (29,286)  745,145
Net income                                       213,673             213,673
Purchase of treasury
    stock             (2,061)                              (71,767)  (71,767)
Exercise of stock
    options              781              (336)             20,452    20,116
Executive bonus award    136             1,678               2,735     4,413
Employee benefit plan
    issuances             26               218                 785     1,003
Balance,
    October 31, 2001  34,777  $ 369  $ 107,014  $882,281  $(77,081) $912,583



Stockholder Rights Plan

Shares of the Company's Common Stock outstanding are subject to stock purchase rights. The rights, which are exercisable only under certain conditions, entitle the holder, other than an acquiring person (and certain related parties of an acquiring person), as defined in the plan, to purchase common shares at prices specified in the rights agreement. Unless earlier redeemed, the rights will expire on July 11, 2007. The rights were not exercisable at October 31, 2001.

Redemption of Common Stock

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

In December 2000, the Company's Board of Directors authorized the repurchase of up to 5,000,000 shares of its Common Stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. At October 31, 2001, the Company had repurchased approximately 2,061,000 shares under the authorization.

6. Stock-Based Benefit Plans

Stock-Based Compensation Plans

The Company accounts for its stock option plans according to Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, no compensation costs are recognized upon issuance or exercise of stock options.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of the estimated value of employee option grants and their impact on net income using option pricing models that are designed to estimate the value of options that, unlike employee stock options, can be traded at any time and are transferable. In addition to restrictions on trading, employee stock options may include other restrictions such as vesting periods. Further, such models require the input of highly subjective assumptions, including the expected volatility of the stock price. Therefore, in management's opinion, the existing models do not provide a reliable single measure of the value of employee stock options.

At October 31, 2001, the Company's stock-based compensation plans consisted of its four stock option plans. Net income and net income per share as reported in these consolidated financial statements and on a pro forma basis, as if the fair value-based method described in SFAS No. 123 had been adopted, were as follows (in thousands, except per share amounts):



                                                  Year ended October 31,
                                               2001        2000       1999
Net income                      As reported  $213,673    $145,943    $101,566
                                Pro forma    $202,597    $136,622    $ 93,402
Basic net income per share      As reported  $   5.96    $   4.02    $   2.77
                                Pro forma    $   5.65    $   3.77    $   2.55
Diluted net income per share    As reported  $   5.52    $   3.90    $   2.71
                                Pro forma    $   5.24    $   3.65    $   2.50
Weighted-average grant date
  fair value per share of
  options granted                            $  17.87    $   9.03    $  10.98


For the purposes of providing the pro forma disclosures, the fair value of options granted was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in each of the three fiscal years ended October 31, 2001:



                                         2001        2000        1999
Risk-free interest rate                     4.01%       5.80%       6.14%
Expected life (years)                       7.31        7.70        7.10
Volatility                                 37.40%      35.70%      34.90%
Dividends                                   none        none        none



Stock Option Plans

The Company's four stock option plans for employees, officers and directors provide for the granting of incentive stock options and non-statutory options with a term of up to ten years at a price not less than the market price of the stock at the date of grant. The Company's Stock Option and Incentive Stock Plan (1995) provides for automatic increases each January 1 in the number of shares available for grant by 2% of the number of shares issued (including treasury shares). The Company's Stock Incentive Plan (1998) provides for automatic increases each November 1 in the number of shares available for grant by 2.5% of the number of shares issued (including treasury shares). The 1995 Plan and the 1998 Plan each restricts the number of shares available for grant in a year to a maximum of 2,500,000 shares. No additional options may be granted under the Company's Stock Option Plan (1986).

The following table summarizes stock option activity for the four plans during the three years ended October 31, 2001:



                                        Number      Weighted Average
                                       of Options    Exercise Price
Outstanding, November 1, 1998          4,942,518        $19.53
Granted                                1,252,800         22.81
Exercised                               (176,470)        11.39
Cancelled                               (127,255)        22.97
Outstanding, October 31, 1999          5,891,593        $20.40
Granted                                1,879,750         17.53
Exercised                               (678,288)        17.69
Cancelled                                (89,299)        20.95
Outstanding, October 31, 2000          7,003,756        $19.88
Granted                                1,149,400         38.63
Exercised                               (794,903)        19.18
Cancelled                               (115,314)        23.02
Outstanding, October 31, 2001          7,242,939        $22.88



Options exercisable and their weighted average exercise price as of October 31, 2001, 2000 and 1999 were 4,637,878 shares and $19.92; 3,874,223 shares and
$19.92; and 3,736,905 shares and $18.93, respectively.

Options available for grant at October 31, 2001, 2000 and 1999 under all the plans were 2,809,364; 2,313,251 and 3,188,657, respectively.

The following table summarizes information about stock options outstanding at October 31, 2001:



                 Options Outstanding               Options Exercisable
                              Weighted-
                               Average
                              Remaining  Weighted-             Weighted-
    Range of                 Contractual  Average               Average
    Exercise        Number       Life     Exercise    Number    Exercise
     Prices      Outstanding  (in years)   Price   Exercisable   Price

 $ 9.94-$15.88      714,300      2.8      $10.82      714,300   $10.82
  17.38- 20.25    3,062,453      6.5       18.25    2,236,348    18.53
  22.31- 25.56    1,644,086      6.7       23.78      989,730    23.93
  27.44- 29.50      697,500      6.2       28.01      697,500    28.01
         38.63    1,124,600      9.1       38.63          -        0
 $ 9.94-$38.63    7,242,939      6.6      $22.88    4,637,878   $19.92



Bonus Award Shares

Under the terms of the Company's Cash Bonus Plan covering Robert I. Toll, Mr. Toll is entitled to receive cash bonus awards based upon the pre-tax earnings and stockholders' equity of the Company. In December 1998, Mr. Toll and the Board of Directors agreed that any bonus payable for each of the three fiscal years ended October 31, 2001 will be made (except for specific conditions) in shares of the Company's Common Stock using the value of the stock as of the date of the agreement ($24.25 per share). The stockholders approved the plan at the Company's 1999 Annual Meeting. The Company recognized compensation expense in 2001 of $6,855,000, in 2000 of $4,413,000 and in 1999 of
$1,395,000, which represented the fair market value of the shares issued to Mr. Toll (220,001 shares in 2001, 135,792 shares in 2000 and 79,686 shares in 1999). On October 31, 2001, 2000 and 1999, the closing price of the Company's Common Stock on the New York Stock Exchange was $31.16, $32.50 and $17.50, respectively. Under the Company's deferred compensation plan Mr. Toll can elect to defer receipt of his bonus until a future date. Mr. Toll elected to defer receipt of his bonus for fiscal 2001.

In December 2000, Mr. Toll and the Board of Directors agreed that any bonus payable for each of the three fiscal years ended October 31, 2004 will be made (except for specific conditions) in shares of the Company's Common Stock using the value of the stock as of the date of the agreement ($38.625 per share). The stockholders approved the plan at the Company's 2001 Annual Meeting.

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan enables substantially all employees to purchase the Company's Common Stock for 95% of the market price of the stock on specified offering dates or at 85% of the market price of the stock on specified offering dates subject to restrictions. The plan, which terminates in December 2007, provides that 300,000 shares be reserved for purchase. As of October 31, 2001, a total of 226,974 shares were available for issuance.

The number of shares and the average prices per share issued under this plan during each of the three fiscal years ended October 31, 2001, 2000 and 1999 were 6,268 shares and $30.48; 6,309 shares and $19.41; and 12,182 shares and $16.97, respectively. No compensation expense was recognized by the Company under this plan.

7.  Earnings Per Share Information

Information pertaining to the calculation of earnings per share for each of the three years ended October 31, 2001 is as follows (amounts in thousands):



                                          2001      2000      1999
Basic weighted average shares            35,835    36,269    36,689
Common stock equivalents                  2,848     1,144       747
Diluted weighted average shares          38,683    37,413    37,436



8.  Employee Retirement Plan

The Company maintains a salary deferral savings plan covering substantially all employees. The plan provides for Company contributions totaling 2% of all eligible compensation, plus 2% of eligible compensation above the social security wage base, plus matching contributions of up to 2% of eligible compensation of employees electing to contribute via salary deferrals. Company contributions with respect to the plan totaled $3,141,000, $ 2,579,000, and $1,876,000, for the years ended October 31, 2001, 2000 and 1999, respectively.

9.  Extraordinary Loss from Extinguishment of Debt

In January 1999, the Company called for the redemption of all of its outstanding 9 1/2% Senior Subordinated Notes due 2003 at 102% of the principal amount plus accrued interest. The redemption resulted in an extraordinary loss in fiscal 1999 of $1,461,000, net of $857,000 of income tax benefit. The loss represented the redemption premium and a write-off of unamortized deferred issuance costs.

10.  Commitments and Contingencies

At October 31, 2001, the Company had agreements to purchase land and improved home sites for future development with purchase prices aggregating approximately $721,129,000, of which $42,658,000 had been paid or deposited. Purchase of the properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At October 31, 2001, the Company had agreements of sale outstanding to deliver 2,727 homes with an aggregate sales value of approximately $1,411,374,000.

At October 31, 2001, the Company was committed to make approximately $290,000,000 of mortgage loans to its homebuyers and to others. All loans with committed interest rates are covered by take-out commitments from third-party lenders, resulting in no interest rate risk to the Company. The Company also arranges a variety of mortgage programs that are offered to its homebuyers through outside mortgage lenders.

The Company is involved in various claims and litigation arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material effect on the business or on the financial condition of the Company.

11.  Related Party Transactions

To take advantage of commercial real estate opportunities that may present themselves from time to time, the Company formed Toll Brothers Realty
Trust (the "Trust"), a venture that is effectively owned one-third by the Company; one-third by a number of senior executives and/or directors, including Robert I. Toll, Bruce E. Toll (and certain family members), Zvi Barzilay (and certain family members), and Joel H. Rassman; and one-third by the Pennsylvania State Employees Retirement System (collectively, the "Shareholders").

In June 2000, the Shareholders entered into a subscription agreement whereby each group agreed to invest additional capital in an amount not to exceed $9,259,000 if required by the Trust. The commitment expires in June 2002.

At October 31, 2001, the Company had an investment of $7,471,000 in the Trust. This investment is accounted for on the equity method.

The Company provides development, finance and management services to the Trust and received fees under the terms of various agreements in the amount of $1,672,000, $1,392,000 and $2,524,000 in fiscal 2001, 2000 and 1999, respectively.

During fiscal 2000, the Company repurchased 250,000 shares of its Common Stock from Bruce E. Toll at $30 per share, a price that was within the trading range of the Company's Common Stock on the dates of the transactions.


12. Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for each of the three years ended October 31, 2001 (amounts in thousands):



                                                    2001        2000       1999
Cash flow information:
  Interest paid, net of amount capitalized        $ 26,985    $21,548    $17,469
  Income taxes paid                               $108,750    $54,700    $49,250

Non-cash activity:
  Cost of inventory acquired through
     seller financing                             $ 34,662    $ 8,321    $ 7,504
  Investment in unconsolidated subsidiary
     acquired through seller financing                        $ 4,500
  Income tax benefit related to exercise
     of employee stock options                    $  5,396    $ 2,128    $   541
  Stock bonus awards                              $  4,413    $ 1,395    $ 2,462
  Contributions to employee retirement plan       $    791    $   641    $   490

Acquisition of company:
  Fair value of assets acquired                                          $56,026
  Liabilities assumed                                                    $44,934
  Cash paid                                                              $11,092


Summary Consolidated Quarterly Financial Data (Unaudited)
(Amounts in thousands, except per share data):



                              Three months ended
                                Oct. 31    July 31    April 30   Jan. 31
Fiscal 2001:
Revenue                        $655,752   $584,068   $514,524   $475,261
Income before income taxes     $108,183   $ 94,160   $ 72,351   $ 63,195
Net Income                     $ 68,526   $ 59,444   $ 45,778   $ 39,925
Earnings per share
    Basic                      $   1.96   $   1.66   $   1.26   $   1.10
    Diluted                    $   1.84   $   1.54   $   1.17   $   1.01
Weighted average number
   of shares
    Basic                        34,910     35,838     36,428     36,163
    Diluted                      37,331     38,706     39,282     39,415

Fiscal 2000:
Revenue                        $614,793   $464,532   $390,486   $344,551
Income before income taxes     $ 92,484   $ 58,791   $ 44,363   $ 35,328
Net Income                     $ 58,366   $ 37,234   $ 27,950   $ 22,393
Earnings per share*
    Basic                      $   1.62   $   1.03   $   0.77   $   0.61
    Diluted                    $   1.52   $   1.00   $   0.75   $   0.61
Weighted average number
   of shares
    Basic                        36,061     36,146     36,396     36,471
    Diluted                      38,486     37,219     37,036     36,909



* Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.


TOLL BROTHERS, INC. AND SUBSIDIARIES
	SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
    (Amounts in thousands)


                           Balance at  Charged to  Charged to              Balance at
                           Beginning   Costs and   Other                   End
Description                of Period   Expenses    Accounts    Deductions  of Period
Net realizable value
  reserves for
  inventory of land
  and land development
  costs:

Year ended
   October 31, 1999:
     New Jersey             $  3,708                                        $  3,708

Year ended
   October 31, 1999:
     New Jersey             $  3,708                                        $  3,708


Year ended
   October 31, 1999:
     New Jersey             $  3,708                   3,708                $    -



1

2