Form 10-Q
period 2002-01-31
TOLL BROTHERS INC
filed 2002-03-14
CIK 794170

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED January 31, 2002
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


    Common Stock, $.01 par value: 35,409,187 shares as of March 4, 2002





               TOLL BROTHERS, INC. AND SUBSIDIARIES

                               INDEX

                                                                                   Page
                                                                                    No.

Statement of Forward-Looking Information                                             1

PART I.  Financial Information
     ITEM 1.  Financial Statements

                Condensed Consolidated Balance Sheets (Unaudited)
                  as of January 31, 2002 and October 31, 2001                        2

                Condensed Consolidated Statements of Income
                  (Unaudited) For the Three Months Ended
                  January 31, 2002 and 2001                                          3

                Condensed Consolidated Statements of Cash Flows
                  (Unaudited) For the Three Months Ended
                  January 31, 2002 and 2001                                          4

                Notes to Condensed Consolidated Financial Statements
                  (Unaudited)                                                        5

     ITEM 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                 7

     ITEM 3.  Quantitative and Qualitative Disclosures About
                 Market Risk                                                        10

PART II.  Other Information                                                         12


SIGNATURES                                                                          13




STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included herein and in other Company reports, SEC filings, statements and presentations is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning the Company's anticipated operating results, financial resources, changes in revenues, changes in profitability, interest expense, growth and expansion, ability to acquire land, ability to sell homes and properties, ability to deliver homes from backlog, ability to secure materials and subcontractors and stock market valuations. In some cases you can identify those so-called forward looking statements by words such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of those words or other comparable words. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in other Company reports, SEC filings, statements and presentations. These risks and uncertainties include local, regional and national economic and political conditions, consequences of any future terrorist attacks such as those that occurred on September 11, 2001, the effects of governmental regulation, the competitive environment in which the Company operates, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, the availability of capital, fluctuations in capital and securities markets, the availability and cost of labor and materials, and weather conditions.

Additional information concerning potential factors that the Company believes could cause its actual results to differ materially from expected and historical results is included under the caption "Factors That May Affect Our Future Results" in Item 1 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2001. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.



                           PART 1.  FINANCIAL INFORMATION
ITEM 1.

                        TOLL BROTHERS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Amounts in thousands)


                                                  January 31,       October 31,
                                                     2002              2001
                                                  (Unaudited)
ASSETS
  Cash and cash equivalents                       $   273,552       $   182,840
  Inventory                                         2,276,803         2,183,541
  Property, construction and office
       equipment, net                                  33,686            33,095
  Receivables, prepaid expenses and
       other assets                                    94,708            91,784
  Mortgage loans receivable                            27,794            26,758
  Investments in unconsolidated entities               13,457            14,182
                                                  $ 2,720,000       $ 2,532,200


LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
     Loans payable                                $   382,871       $   387,466
     Subordinated notes                               819,602           669,581
     Customer deposits                                100,895           101,778
     Accounts payable                                 132,963           132,970
     Accrued expenses                                 224,685           229,671
     Income taxes payable                              84,343            98,151
        Total liabilities                         $ 1,745,359       $ 1,619,617

  Stockholders' equity:
     Preferred stock
     Common stock                                         369               369
     Additional paid-in capital                       105,385           107,014
     Retained earnings                                926,775           882,281
     Treasury stock                                   (57,888)          (77,081)
        Total stockholders' equity                    974,641           912,583
                                                  $ 2,720,000       $ 2,532,200

See accompanying notes




                       TOLL BROTHERS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                       Three Months Ended
                                                          January 31,
                                                     2002             2001
Revenues:
  Housing sales                                   $  482,702       $  458,369
  Land sales                                           6,423           10,907
  Equity earnings of
    unconsolidated joint ventures                                       2,386
  Interest and other                                   3,054            3,599
                                                     492,179          475,261
Costs and expenses:
  Housing sales                                      351,425          344,813
  Land sales                                           4,217            8,540
  Selling, general
    & administrative                                  52,398           46,949
  Interest                                            14,155           11,764
                                                     422,195          412,066

Income before income taxes                            69,984           63,195
Income taxes                                          25,490           23,270
Net income                                        $   44,494       $   39,925

Earnings per share
  Basic                                           $     1.27       $     1.10
  Diluted                                         $     1.20       $     1.01

Weighted average number
    of shares
  Basic                                               35,001           36,163
  Diluted                                             37,122           39,415

                             See accompanying notes





                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)

                                                            Three months ended
                                                                January 31,
                                                             2002             2001
Cash flows from operating activities:
  Net income                                              $   44,494       $   39,925
  Adjustments to reconcile net income to net
    cash used in operating activities:
    Depreciation and amortization                              2,903            2,265
    Equity in the earnings of unconsolidated
      joint ventures                                                           (2,386)
    Deferred tax provision                                    (1,414)           1,685
    Changes in operating assets and liabilities:
      Increase in inventory                                  (92,752)        (136,047)
      Origination of mortgage loans                          (83,430)         (26,186)
      Sale of mortgage loans                                  82,397           24,877
      Increase in receivables, prepaid expenses
        and other assets                                      (3,151)          (5,800)
      (Decrease) increase in customer deposits                  (882)             603
      Increase (decrease) in accounts payable
        and accrued expenses                                   1,860          (23,279)
      Decrease in current income taxes payable                (8,096)         (16,165)
      Net cash used in operating activities                  (58,071)        (140,508)

Cash flows from investing activities:
  Purchase of property, construction and
    office equipment, net                                     (3,072)          (3,396)
  Investments in unconsolidated entities                      (2,000)
  Distribution from unconsolidated entities                    2,800            8,750
      Net cash (used in) provided by investing activities     (2,272)           5,354

Cash flows from financing activities:
  Proceeds from loans payable                                 96,540           40,000
  Principal payments of loans payable                       (101,645)         (42,268)
  Net proceeds from the issuance of subordinated debt        149,748          196,975
  Proceeds from stock-based benefit plans                      6,437            9,680
  Purchase of treasury stock                                     (25)          (1,642)
      Net cash provided by financing activities              151,055          202,745

Increase in cash and cash equivalents                         90,712           67,591
Cash and cash equivalents, beginning of period               182,840          161,860
Cash and cash equivalents, end of period                  $  273,552       $  229,451

                             See accompanying notes














                      TOLL BROTHERS, INC. and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The October 31, 2001 balance sheet amounts and disclosures included herein have been derived from the October 31, 2001 audited financial statements of Toll Brothers, Inc. and Subsidiaries. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, it is suggested that they be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2001 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of January 31, 2002 and the results of its operations and cash flows for the three months ended January 31, 2002 and 2001. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

    Certain amounts reported in prior periods have been reclassified for comparative purposes.

    Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" provides guidance on accounting for certain intangibles and eliminates the amortization of goodwill and certain other intangible assets. Intangible assets, including goodwill, that are not subject to amortization are required to be tested for impairment and possible write-down on an annual basis. The Company adopted SFAS 142 on November 1, 2001, the first day of its 2002 fiscal year. The Company had $9.4 million of goodwill at November 1, 2001. The adoption of SFAS 142 did not have a material impact on the Company's financial statements.

2.  Inventory


    Inventory consisted of the following (amounts in thousands):


                                                January 31,      October 31,
                                                   2002             2001
    Land and land development costs             $  864,955       $  833,386
    Construction in progress                     1,191,528        1,145,046
    Sample homes                                    83,733           75,723
    Land deposits and costs of
      future developments                           90,942           89,360
    Deferred marketing costs                        45,645           40,026
                                                $2,276,803       $2,183,541


    Construction in progress includes the cost of homes under construction, land, land development costs and carrying costs of lots that have been substantially improved.




    The Company capitalizes certain interest costs to inventories during the development and co
    Capitalized interest is charged to interest expense when the related inventory is delivered
    Interest incurred, capitalized and expensed is summarized as follows (amounts in thousands)


                                                      Three months ended
                                                          January 31,
                                                     2002             2001
    Interest capitalized,
       beginning of period                        $   98,650       $   78,443
    Interest incurred                                 22,870           16,913
    Interest expensed                                (14,155)         (11,764)
    Write-off to cost of sales                       (   823)
    Interest capitalized,
       end of period                              $  106,542       $   83,592










3.  Earnings Per Share

    Information pertaining to the calculation of earnings per share for the three months e is as follows (amounts in thousands):

                                                   2002         2001
    Basic weighted average shares                 35,001       36,163
    Common stock equivalents                       2,121        3,252
    Diluted weighted average shares               37,122       39,415



4.  Subordinated Notes

    In November 2001, the Company issued $150,000,000 of 8.25% Senior Subordinated Notes due December 2011. The Company has used the proceeds for general corporate purposes including the acquisition of inventory.

5.  Stock Repurchase Program

    The Company's Board of Directors has authorized the repurchase of up to 5,000,000 shares of its common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for the Company's various employee benefit plans. As of January
    31, 2002, the Company had repurchased approximately 2,062,000 shares under the program.

6.  Subsequent Event

    On March 4, 2002, the Company's Board of Directors declared a two-for-one split of its common stock which will be effected in the form of a stock dividend. Record holders of the Company's common stock as of the close of business on March 14, 2002 will be entitled to one additional share for each share held as of that time. The new shares will be distributed on March 28, 2002.

7.  Supplemental Disclosure to Statements of Cash Flows


    The following are supplemental disclosures to the statements of cash flows (amounts in thousands):

                                                                      Three months ended
                                                                          January 31,
                                                                     2002             2001
    Supplemental disclosures of cash flow information:
      Interest paid, net of capitalized amounts                 $    3,574       $    3,045
      Income taxes paid                                         $   35,000       $   37,750

    Supplemental disclosures of non-cash activities:
       Cost of residential inventories acquired
         through seller financing                               $      510       $    4,500
       Income tax benefit relating to exercise of
         employee stock options                                 $    4,298       $    4,312
       Stock bonus award                                        $    6,853       $    4,413



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Basis of Presentation
The Company's financial statements include the accounts of Toll Brothers, Inc. and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in 20% to 50% owned partnerships and affiliates are accounted for on the equity method.

Income Recognition
Revenue and cost of sales are recorded at the time each home, or lot, is closed and title and possession have been transferred to the buyer.

Land, land development and related costs are amortized to the cost of homes closed based upon the total number of homes to be constructed in each community. Home construction and related costs are charged to the cost of homes closed under the specific identification method. Land, common development and related costs of master planned communities are allocated to individual communities within the master planned community on a relative sales value basis.

Joint Venture Accounting
The Company has entered into three joint ventures to develop and sell land that was owned or is currently owned by its venture partners. The Company recognizes its share of earnings from the sale of lots to other builders.
The Company does not recognize earnings from lots it purchases from the ventures, but reduces its cost basis in the lots by its share of the earnings on those lots. The Company has agreed to purchase 180 lots from one of the ventures, 46 lots from another and has the right to purchase up to 385 lots from the third.

In addition, the Company effectively owns one-third of Toll Brothers Realty Trust (the "Trust"), an entity that was formed to take advantage of commercial real estate opportunities that may present themselves from time to time. The Company is committed to invest an additional $9.2 million in the Trust if required. The Company provides development finance and administrative services to the Trust and receives fees from it under various agreements. The Company also owns 50% of a joint venture that is currently selling and building an active adult, age-qualified community.

The Company's total commitment to these entities is not material to its financial position. These investments are accounted for on the equity method.


RESULTS OF OPERATIONS

The following table sets forth, for the three months ended January 31, 2002 and 2001, certain income statement items related to the Company's operations (amounts in millions):

                                             Three months ended January 31,
                                                  2002             2001
                                                $       %        $       %
Housing sales
     Revenues                                 482.7            458.4
     Costs                                    351.4    72.8    344.8    75.2
Land sales
     Revenues                                   6.4             10.9
     Costs                                      4.2    65.7      8.5    78.3
Equity earnings in
   unconsolidated joint venture                                  2.4
Other                                           3.1              3.6
Total revenue                                 492.2            475.3
Selling, general &
   administrative expenses*                    52.4    10.6     46.9     9.9
Interest expense*                              14.2     2.9     11.8     2.5
Total costs and expenses*                     422.2    85.8    412.1    86.7
Income before income taxes*                    70.0    14.2     63.2    13.3

Note:  Amounts may not add due to rounding
*Percentages are based on total revenues.


HOUSING SALES

Housing revenues for the three months ended January 31, 2002 increased $24.3 million, or 5%, over housing revenues for the three months ended January 31, 2001. This increase was primarily the result of an increase in the average price of the homes delivered. The increase in the average price of the homes delivered was principally the result of increases in the base sales prices of our homes and a shift in the location of homes delivered to more expensive areas.

The aggregate sales value of contracts signed during the three months ended January 31, 2002 amounted to $485.2 million, an 8% increase over the same period in fiscal 2001. This increase is primarily the result of a 5% increase in the number of homes for which new contracts were signed and a 3% increase in the average price of the homes under those contracts (due primarily to increases in base selling prices and a shift in the location of homes sold to more expensive areas).

At January 31, 2002, the backlog of homes under contract but not delivered amounted to $1.41 billion (2,662 homes), as compared to $1.41 billion (2,727 homes) at October 31, 2001 and $1.42 billion (2,678 homes) backlog at January 31, 2001.

Housing costs as a percentage of housing sales decreased from 75.2% to 72.8% in fiscal 2002 as compared to the comparable period of fiscal 2001. The decrease was primarily the result of sales prices of homes increasing faster than cost increases, lower land and land improvement costs, improved operating efficiencies and lower inventory write-offs. The Company incurred $1.3 million in write-offs in the three-month period of fiscal 2002 as compared to $2.7 million in the comparable period of fiscal 2001.

The Company continues to increase the number of communities from which it is selling. At January 31, 2002 it had 165 selling communities as compared to 145 at January 31, 2001 and expects to have 175 by October 31, 2002. Demand for homes continues to strengthen. Customer deposits for the month of February 2002 were up 31% in the aggregate over February 2001 and 18% higher on a per community basis. Deposits are non-binding agreements signed by a home buyer which reserve a home site and fix the home price for a short period of time. Not all deposits result in signed, binding agreements of sale, and therefore, deposits are not included in backlog. Because it takes, on average, more than ten months from the time the Company receives a deposit until it delivers the home, deposits considered in the context of the Company's experience, are an indication of the level of business that the Company can anticipate in fiscal 2003. Based upon the strength of demand and the increased number of selling communities, the Company believes revenues for fiscal 2003 could exceed $2.5 billion.

LAND SALES

The Company operates a land development and sales operation in Loudoun
County, Virginia and is also developing several master planned communities in which it may sell land to other builders. The amount of land sales will vary from quarter to quarter depending upon the scheduled timing of the delivery of the land parcels. Land sales amounted to $6.4 million for the three months ended January 31, 2002, a 41% decrease over the comparable quarter of 2001. The decrease in land sales was due to fewer lots being available for sale at South Riding, offset in part by increased sales of lots in the Company's other master planned communities. Cost of sales as a percentage of land sales declined from 78.3% in 2001 to 65.7% in 2002. This decrease was the result of lower cost land as a percentage of sales price being delivered in 2002 as compared to 2001.

INTEREST AND OTHER INCOME

For the three months ended January 31, 2002, other income decreased by $545,000 as compared to the three months ended January 31, 2001. This decrease was primarily the result of a decrease in interest income due to lower interest rates and a decrease in income from the Company's ancillary businesses offset in part by increased income from forfeitures of customer deposits.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

SG&A spending increased by $5.4 million, or 12%, in the three months ended January 31, 2002 as compared to the three months ended January 31, 2001. As a percentage of total revenues, SG&A increased to 10.6% for the first quarter of fiscal 2002 as compared to 9.9% for the first quarter of fiscal 2001. This increase was primarily due to the higher number of communities open for sale during the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. The Company had 165 selling communities at January 31, 2002 as compared to 145 at January 31, 2001.

INTEREST EXPENSE

The Company determines interest expense on a specific lot-by-lot basis for its homebuilding operations and on a parcel-by-parcel basis for its land sales.
As a percentage of total revenues, interest expense will vary depending on many factors including the period of time that the land was owned, the length of time that the homes delivered during the period were under construction, and the interest rates and the amount of debt carried by the Company in proportion to the amount of its inventory during those periods. Interest expense as a percentage of revenues was higher in the first quarter of fiscal 2002 compared to the same period of fiscal 2001.

INCOME TAXES

Income taxes were provided at an effective rate of 36.4% and 36.8% for the first quarter of fiscal 2002 and the first quarter of fiscal 2001, respectively. The decrease in the 2002 rate is the result of higher tax free interest income during the 2002 quarter as compared to the 2001 quarter.

CAPITAL RESOURCES AND LIQUIDITY

Funding for the Company's operations has been principally provided by cash flows from operations, unsecured bank borrowings and the public debt and equity markets.

Cash flow from operations, before inventory additions, has improved as operating results have improved. The Company anticipates that the cash flow from operations, before inventory additions, will continue to be strong but will be dependent on the level of revenues from the delivery of homes and land sales. The Company has used the cash flow from operations, bank borrowings and public debt to acquire additional land for new communities, to fund additional expenditures for land development and construction needed to support the Company's continuing expansion of the number of communities in which it is offering homes for sale, to repurchase Company stock and to reduce debt. The Company expects that inventories will continue to increase and is currently negotiating and searching for additional opportunities to obtain control of land for future communities.

The Company has a $535 million unsecured revolving credit facility with 16 banks, of which $445 million extends through March 2006 and $90 million extends through February 2003. As of January 31, 2002, the Company had $80 million of loans and approximately $52.5 million of letters of credit outstanding under the facility. The Company believes that it will be able to fund its activities through a combination of existing cash resources, cash flow from operations and other sources of funds similar in nature to those the Company has accessed in the past.

In November 2001, the Company issued $150 million of 8.25% Senior Subordinated Notes due 2011 to the public. The Company has used the proceeds for general corporate purposes including the acquisition of inventory.



HOUSING DATA

                                                           New Contracts
                                                   Three months ended January 31,
                                                   2002                      2001
                                             units        $000         units        $000
Northeast (MA, RI, NH, CT, NY, NJ)             190    $  108,121         180    $   92,759

Mid-Atlantic (PA, DE, MD, VA)                  319       145,780         309       146,397

Midwest (OH, IL, MI)                            78        37,655         109        45,829

Southeast (FL, NC, TN)                         115        55,176          76        40,153

Southwest (AZ, NV, TX)                         116        53,604         111        59,604

West Coast (CA)                                110        84,827          98        63,256
                                               928    $  485,163         883    $  447,998


New contract amounts for the three months ended January 31, 2002 and 2001 include $1,796,000 (6 homes) and $4,333,000 (15 homes), respectively, from an unconsolidated 50% owned joint venture.


                                                             Closings
                                                   Three months ended January 31,
                                                   2002                      2001
                                             units        $000         units        $000
Northeast (MA, RI, NH, CT, NY, NJ)             223    $  115,604         244    $  118,685

Mid-Atlantic (PA, DE, MD, VA)                  328       153,480         304       139,806

Midwest (OH, IL, MI)                           112        55,019          92        39,865

Southeast (FL, NC, TN)                         131        52,591         113        50,536

Southwest (AZ, NV, TX)                         109        57,356         128        55,795

West Coast (CA)                                 76        48,652          90        53,682
                                               979    $  482,702         971    $  458,369




                                                               Backlog
                                                            at January 31,
                                                   2002                      2001
                                             units        $000         units        $000
Northeast (MA, RI, NH, CT, NY, NJ)             618    $  323,117         659    $  341,660

Mid-Atlantic (PA, DE, MD, VA)                  824       384,521         684       325,811

Midwest (OH, IL, MI)                           282       129,473         315       149,535

Southeast (FL, NC, TN)                         312       153,999         275       136,248

Southwest (AZ, NV, TX)                         349       183,810         400       213,136

West Coast (CA)                                277       234,729         345       254,542
                                             2,662    $1,409,649       2,678    $1,420,932


Backlog amounts at January 31, 2002 and 2001 include $5,396,000 (17 homes) and $10,116,000 (35 homes), respectively, from an unconsolidated 50% owned joint venture.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk from October 31, 2001. For more information regarding the Company's market risk, see
        Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)Exhibits:
            3.1  *Restated Certificate of Incorporation dated July 1, 1986
                     ( as previously filed with the Commission as Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended October 31, 1989).

            3.2  *Amendment to the Restated Certificate of Incorporation dated
                     March 7, 1989.

            3.3  *Amendment to the Restated Certificate of Incorporation dated
                     March 11, 1993 (as previously filed with the Commission as Exhibit 3.3 to the Registrant's Form 10-Q for the quarter ended January 31, 1993).

            3.4  *Amendment to the Restated Certificate of Incorporation dated
                     June 12, 1997 (as previously filed with the Commission as Exhibit 3.4 to the Registrant's Form 10-K for the fiscal year ended October 31, 2001).

            3.5  *Amendment to the Restated Certificate of Incorporation dated
                     January 8, 1998 (as previously filed with the Commission as Exhibit 3.4 to the Registrant's Form 10-K for the
                             fiscal year ended October 31, 2001.

            3.6  *Amendment to the Restated Certificate of Incorporation dated
                     March 7, 2002.

                 *Filed electronically herewith

       (b) Reports on Form 8-K:

              During the quarter ended January 31, 2002 the Company filed Current Reports on Form 8-K on November 29, 2001 and December 6, 2001, reporting under items 5 and 7, for the purpose of filing documents pertaining to Toll Corp.'s issuance of $150,000,000 of 8.25% Senior Subordinated Notes due 2011 guaranteed on a senior subordinated basis by Toll Brothers, Inc.


                                     SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                    TOLL BROTHERS, INC.
                                                    (Registrant)

Date:  March 14, 2002                         By:  /Joel H. Rassman
                                                    Joel H. Rassman
                                                    Senior Vice President,
                                                    Treasurer and Chief
                                                    Financial Officer




Date:  March 14, 2002                         By:  /Joseph R. Sicree
                                                    Joseph R. Sicree
                                                    Vice President -
                                                    Chief Accounting Officer
                                                    (Principal Accounting
                                                    Officer)