Form 10-Q
period 2002-04-30
TOLL BROTHERS INC
filed 2002-06-13
CIK 794170

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   April 30, 2002
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

Common Stock, $.01 par value: 70,887,246 shares as of June 10, 2002.

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                                      INDEX


                                                                      Page No.

Statement of Forward-Looking Information                                 2

PART I.  Financial Information

         ITEM 1.  Financial Statements

                  Condensed Consolidated Balance Sheets (Unaudited)
                   as of April 30, 2002 and October 31, 2001             3

                  Condensed Consolidated Statements of Income
                   (Unaudited)  For the Six Months and Three
                   Months Ended April 30, 2002 and 2001                  4

                  Condensed Consolidated Statements of Cash Flows
                   (Unaudited)For the Six Months Ended April 30, 2002
                   and 2001                                              5

                  Notes to Condensed Consolidated Financial
                   Statements (Unaudited)                                6

         ITEM 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   9

         ITEM 3.  Quantitative and Qualitative Disclosures About
                   Market Risk                                           15

PART II. Other Information                                               16

SIGNATURES                                                               17

                    STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included herein and in our other reports, SEC filings, statements and presentations is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning our anticipated operating results, financial resources, changes in revenues, changes in profitability, interest expense, growth and expansion, ability to acquire land, ability to sell homes and properties, ability to deliver homes from backlog, ability to open new communities, ability to secure materials and subcontractors and stock market valuations. In some cases you can identify those so called forward-looking statements by words such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words or other comparable words. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in our other reports, SEC filings, statements and presentations. These risks and uncertainties include local, regional and national economic and political conditions, the consequences of any future terrorist attacks such as those that occurred on September 11, 2001, the effects of governmental regulation, the competitive environment in which we operate, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, the availability of capital, fluctuations in capital and securities markets, the availability and cost of labor and materials, and weather conditions.

Additional information concerning potential factors that we believe could cause our actual results to differ materially from expected and historical results is included under the caption "Factors That May Affect Our Future Results" in Item 1 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2001. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

When this report uses the word "we," "us," and "our," they refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires.

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                              April 30,            October 31,
                                                                                2002                  2001
                                                                         --------------------  --------------------
                                                                             (Unaudited)
ASSETS

   Cash and cash equivalents                                                    $115,462              $182,840
   Inventory                                                                   2,402,720             2,183,541
   Property, construction and office
      equipment, net                                                              36,144                33,095
   Receivables, prepaid expenses and
      other assets                                                               100,513                91,784
   Mortgage loans receivable                                                      25,765                26,758
   Investments in unconsolidated entities                                         14,122                14,182
                                                                              ----------            ----------
                                                                              $2,694,726            $2,532,200
                                                                              ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Liabilities:
      Loans payable                                                             $235,547              $362,712
      Subordinated notes                                                         819,622               669,581
      Mortgage company warehouse loans                                            22,614                24,754
      Customer deposits                                                          123,318               101,778
      Accounts payable                                                           144,318               132,970
      Accrued expenses                                                           235,587               229,671
      Income taxes payable                                                        85,376                98,151
                                                                              ----------            ----------
         Total liabilities                                                     1,666,382             1,619,617
                                                                              ----------            ----------

   Stockholders' equity:
      Preferred stock
      Common stock                                                                   738                   369
      Additional paid-in-capital                                                 103,713               107,014
      Retained earnings                                                          978,916               882,281
      Treasury stock                                                             (55,023)              (77,081)
                                                                              ----------            ----------
         Total stockholders' equity                                            1,028,344               912,583
                                                                              ----------            ----------
                                                                              $2,694,726            $2,532,200
                                                                              ==========            ==========

                             See accompanying notes

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                    Six months ended                  Three months ended
                                                        April 30,                         April 30,
                                              -------------------------------  -------------------------------
                                                   2002               2001          2002              2001
                                              -------------------------------  -------------------------------
Revenues:
   Housing sales                                $1,021,813          $955,915        $539,111         $497,546
   Land sales                                       14,041            22,417           7,618           11,510
   Equity earnings from
    unconsolidated joint
    ventures                                         1,497             5,261           1,497            2,875
   Interest and other                                5,324             6,192           2,270            2,593
                                              -------------------------------  -------------------------------
                                                 1,042,675           989,785         550,496          514,524
                                              -------------------------------  -------------------------------

Costs and expenses:
   Housing sales                                   740,063           713,380         388,638          368,567
   Land sales                                        9,178            17,538           4,961            8,998
   Selling, general and
    administrative expense                         110,992            98,339          58,594           51,390
   Interest                                         29,632            24,982          15,477           13,218
                                              -------------------------------  -------------------------------
                                                   889,865           854,239         467,670          442,173
                                              -------------------------------  -------------------------------

Income before income taxes                         152,810           135,546          82,826           72,351
Income taxes                                        55,806            49,843          30,316           26,573
                                              -------------------------------  -------------------------------
Net income                                         $97,004           $85,703         $52,510          $45,778
                                              ===============================  ===============================

Earnings per share:
   Basic                                             $1.38             $1.18           $0.74            $0.63
   Diluted                                           $1.29             $1.09           $0.69            $0.58

Weighted average number
   of shares:
   Basic                                            70,425            72,591          70,849           72,857
   Diluted                                          75,241            78,697          76,237           78,564

                             See accompanying notes

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                        Six months ended
                                                                                           April 30,

                                                                             ---------------------------------------
                                                                                    2002                 2001
                                                                             ------------------   ------------------
Cash flows from operating activities
 Net income                                                                        $97,004              $85,703
  Adjustments to reconcile net income to net
   cash used in operating activities:
    Depreciation and amortization                                                    5,363                4,873
    Equity from earnings of unconsolidated
      joint ventures                                                                (1,497)              (5,261)
    Deferred tax provision                                                            (602)               4,600
    Changes in operating assets and liabilities:
     Increase in inventory                                                        (210,198)            (320,982)
     Origination of mortgage loans                                                (160,551)             (64,391)
     Sale of mortgage loans                                                        161,438               55,441
     Increase in receivables, prepaid expenses
       and other assets                                                             (9,149)              (6,080)
     Increase in customer deposits                                                  21,541               10,601
     Increase in accounts payable
       and accrued expenses                                                         25,001                6,685
     Decrease in current income taxes payable                                       (6,593)             (10,508)
                                                                             --------------       -------------
     Net cash used in operating activities                                         (78,243)            (239,319)
                                                                             --------------       -------------

Cash flows from investing activities:
 Purchase of property, construction
  and office equipment, net                                                         (7,560)              (6,851)
 Investments in unconsolidated entities                                             (2,200)
 Distributions from unconsolidated entities                                          2,800               12,250
                                                                             --------------       -------------
     Net cash (used in)provided by
      investing activities                                                          (6,960)               5,399
                                                                             --------------       -------------

Cash flows from financing activities:
 Proceeds from loans payable                                                       167,985               60,000
 Principal payments of loans payable                                              (305,342)             (67,692)
 Net proceeds from issuance of subordinated debt                                   149,748              196,975
 Proceeds from stock-based benefit plans                                            11,360               11,331
 Purchase of treasury stock                                                         (5,926)             (11,550)
                                                                             --------------       -------------
     Net cash provided by financing activities                                      17,825              189,064
                                                                             --------------       -------------

Decrease in cash and cash equivalents                                              (67,378)             (44,856)
Cash and cash equivalents, beginning of period                                     182,840              161,860
                                                                             --------------       -------------
Cash and cash equivalents, end of period                                          $115,462             $117,004
                                                                             ==============       =============

                             See accompanying notes

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The October 31, 2001 balance sheet amounts and disclosures included herein have been derived from our October 31, 2001 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, we suggest that they be read in conjunction with the financial statements and notes thereto included in our October 31, 2001 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position as of April 30, 2002, the results of our operations for the six months and three months ended April 30, 2002 and 2001 and our cash flows for the six months ended April 30, 2002 and 2001. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

   On March 4, 2002, our Board of Directors declared a two-for-one split of our common stock in the form of a stock dividend to stockholders of record on March 14, 2002. The additional shares were distributed on March 28, 2002. All share and per share information has been restated to reflect this split.

   Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Asset" provides guidance on accounting for certain intangibles and eliminates the amortization of goodwill and certain intangible assets. Intangible assets, including goodwill, that are not subject to amortization are required to be tested for impairment and possible write-down on an annual basis. We adopted SFAS 142 on November 1, 2001, the first day of our 2002 fiscal year. We had $8.9 million of goodwill at November 1, 2001. The adoption of SFAS 142 did not have a material impact on our financial statements. For the six-month and three-month periods ended April 30, 2001, we amortized $531,000 (net of $309,000 of income taxes) and $266,000 (net of $154,000 of income taxes) of goodwill, respectively. Had we not amortized goodwill during the six-month and three-month periods ended April 30, 2001, we would have reported net income, diluted earnings per share and basic earnings per share of $86,234,000, $1.10 and $1.19, respectively, for the six-month period and $46,044,000, $.59 and $.63, respectively, for the three-month period.

   Certain amounts reported in prior periods have been reclassified for comparative purposes.

2. Inventory

   Inventory consisted of the following (amounts in thousands):

                                                                           April 30,              October 31,
                                                                             2002                    2001
                                                                         ---------------         ---------------
       Land and land development costs                                         $873,159                $833,386
       Construction in progress                                               1,263,885               1,146,485
       Sample homes and sales offices                                           151,131                 107,744
       Land deposits and costs of future
          development                                                           105,968                  89,360
       Other                                                                      8,577                   6,566
                                                                         ---------------         --------------
                                                                             $2,402,720              $2,183,541
                                                                         ===============         ==============

   Construction in progress includes the cost of homes under construction, land and land development and carrying costs of lots that have been substantially improved.

   We capitalize certain interest costs to inventories during the development and construction period. Capitalized interest is charged to interest expense when the related inventories are closed. Interest incurred, capitalized and expensed is summarized as follows (amounts in thousands):

                                                        Six months ended                    Three months ended
                                                           April 30,                            April 30,
                                              -------------------------------------  ---------------------------------
                                                     2002               2001              2002                2001
                                              -------------------------------------  ---------------------------------
    Interest capitalized,
       beginning of period                        $98,650              $78,443         $106,542              $83,592
    Interest incurred                              45,243               37,399           22,608               20,486
    Interest expensed                             (29,632)             (24,982)         (15,477)             (13,218)
    Write-off to cost of sales                       (624)                (434)             (36)                (434)
                                              -------------------------------------  ---------------------------------
    Interest capitalized,
       end of period                             $113,637              $90,426         $113,637              $90,426
                                              =====================================  =================================

3.  Earnings per share:

    Information pertaining to the calculation of earnings per share for the six months and three months ended April 30, 2002 and 2001 is as follows (amounts in thousands):

                                                      Six months ended                 Three months ended
                                                         April 30,                          April 30,
                                              ---------------------------------  --------------------------------
                                                         2002            2001            2002             2001
                                              ---------------------------------  --------------------------------
    Basic weighted average
       shares                                           70,425          72,591          70,849           72,857
    Common stock equivalents                             4,816           6,106           5,388            5,707
                                              ---------------------------------  -------------------------------
    Diluted weighted average
       shares                                           75,241          78,697          76,237           78,564
                                              =================================  ===============================

4.  Subordinated Notes

    In November 2001, we issued $150,000,000 of 8.25% Senior Subordinated Notes due 2011. We used the proceeds for general corporate purposes including the acquisition of inventory.


5.  Stock Repurchase Program

    Our Board of Directors has authorized the repurchase of up to 10,000,000 shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. At April 30, 2002, we had repurchased approximately 4,359,000 shares under the program.


6.  Supplemental Disclosure to Statements of Cash Flows

    The following are supplemental disclosures to the statements of cash flows for the six months ended April 30, 2002 and 2001 (amounts in thousands):

                                                       2002       2001
                                                       ----       ----
    Supplemental disclosures of cash flow
     information:
        Interest paid, net of capitalized amount    $  6,605   $  5,440
                                                    --------   --------
        Income taxes paid                           $ 63,000   $ 55,750
                                                    --------   --------

    Supplemental disclosures of non-cash
     activities:
        Cost of residential inventories acquired
         through seller financing                   $  8,810   $ 27,645
                                                    --------   --------
        Income tax benefit relating to exercise of
         employee stock options                     $  5,583   $  4,611
                                                    --------   --------
        Stock bonus awards                          $  6,853   $  4,413
                                                    --------   --------
        Contributions to employee retirement plan   $    883   $    791
                                                    --------   --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES

Basis of Presentation
Our financial statements include the accounts of Toll Brothers, Inc. and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in 20% to 50% owned partnerships and affiliates are accounted for on the equity method.

Inventory
Inventory is stated at the lower of cost or fair value in accordance with Statement of Accounting Standards Board No. 121 and 144. In addition to direct acquisition, land development and home construction costs, costs include interest, real estates taxes and direct overhead costs related to development and construction, which are capitalized to inventories during the period beginning with the commencement of development and ending with the completion of construction.

Land, land development and related costs are amortized to the cost of homes closed based upon the total number of homes to be constructed in each community. Home construction and related costs are charged to the cost of homes closed under the specific identification method. Land, common area development and related costs of master planned communities are allocated to individual communities within the master planned community on a relative sales value basis.

Income Recognition
Revenue and cost of sales are recorded at the time each home, or lot, is closed and title and possession has been transferred to the buyer.

Joint Venture Accounting
We have entered into three joint ventures with third parties to develop and sell land that was owned or is currently owned by our venture partners. We recognize our share of earnings from the sale of lots to other builders. We do not recognize earnings from lots we purchase, but reduce our cost basis in the lots by our share of the earnings on those lots. We have agreed to purchase 180 lots from one of the ventures, 46 lots from another and have the right to purchase up to 385 lots from the third. We will also participate in the profits earned from the lots sold to other builders above certain agreed upon levels.

In addition, we effectively own one-third of Toll Brothers Realty Trust (the "Trust"), an entity that was formed with a number of our senior executives and directors and with the Pennsylvania State Employees Retirement System, to take advantage of commercial real estate opportunities that may present themselves from time to time. We provide development, finance and management services to the Trust and receive fees under various agreements. We also own 50% of a joint venture that is currently selling and building an active adult, age-qualified community.

Our total commitment to these entities is not material to our financial position. These investments are accounted for on the equity method.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income statement items related to the Company's operations (dollars in millions):

                                                Six months ended                            Three months ended
                                                  April 30,                                    April 30,
                                 --------------------------------------------  ------------------------------------------
                                           2002                   2001                  2002                 2001
                                 -------------------------   ----------------  ---------------------  -------------------
                                          $        %            $        %             $       %        $             %
Housing sales
 Revenues                             1,021.8                 955.9                  539.1             497.5
 Costs                                  740.1     72.4        713.4     74.6         388.6    72.1     368.6         74.1
                                  ---------------------------------------------------------------------------------------
Land sales
 Revenues                                14.0                  22.4                    7.6              11.5
 Costs                                    9.2     65.4         17.5     78.2           5.0    65.1       9.0         78.2
                                  ---------------------------------------------------------------------------------------
Equity earnings from
 unconsolidated
 joint ventures                           1.5                   5.3                    1.5               2.9
                                  ---------------------------------------------------------------------------------------
Other                                     5.3                   6.2                    2.3               2.6
                                  ---------------------------------------------------------------------------------------
Total revenues                        1,042.7                 989.8                  550.5             514.5
                                  ---------------------------------------------------------------------------------------
Selling, general
 & administrative
 expenses*                              111.0     10.6         98.3      9.9          58.6    10.6      51.4         10.0
                                  ---------------------------------------------------------------------------------------
Interest expense*                        29.6      2.8         25.0      2.5          15.5     2.8      13.2          2.6
                                  ---------------------------------------------------------------------------------------
Total costs
 and expenses*                          889.9     85.3        854.2     86.3         467.7    85.0     442.2         85.9
                                  ---------------------------------------------------------------------------------------
Income before
 income taxes*                          152.8     14.7        135.5     13.7          82.8    15.0      72.4         14.1
                                  ---------------------------------------------------------------------------------------

Note: Due to rounding, amounts may not add.
*Percentages are based on total revenues.

HOUSING SALES

Housing revenues for the six-month and three-month periods ended April 30, 2002 were higher than those of the comparable periods of 2001 by approximately $65.9 million or 7%, and $41.6 million or 8%, respectively. The increase in revenues in the six-month period of 2002 was primarily attributable to an increase in the number of homes we delivered. The increase in revenues in the three-month period of 2002 was attributable to an 11% increase in the number of homes we delivered, offset in part by a 2% decrease in the average price of the homes delivered. It takes on average nine months or more for us to deliver a home from the time we receive a contract from the homebuyer, thus most homes delivered during the six-month and three-month periods of fiscal 2002 and 2001 were in our backlog at October 31, 2001 and 2000, respectively. The increase in the number of homes delivered in the fiscal 2002 periods was primarily due to our delivering a higher percentage of homes in backlog at October 31, 2001 as compared to the percentage of homes we delivered in the fiscal 2001 periods from the October 31, 2000 backlog.

At April 30, 2002, we had $1.77 billion (3,271 homes)in our backlog of homes under contract but not delivered, a 10% increase over the $1.61 billion (3,112 homes) we had in our backlog at April 30, 2001 and a 25% increase over the $1.41 billion (2,727 homes) we had in our backlog at October 31, 2001. The increase in the value of our backlog at April 30, 2002 compared to April 30, 2001 was the result of the 21% increase in the value of contracts we signed in the first six months of fiscal 2002 as compared to the first six months of fiscal 2001, offset in part by the increase in the aggregate value of homes delivered in the 2002 periods compared to the same periods of 2001.

The aggregate sales value of contracts we signed for the six-month period ended April 30, 2002 compared to the comparable period of 2001 increased by 21%. The increase in the six-month period was primarily the result of a 14% increase in the number of units sold and a 7% increase in the average price of homes sold. The aggregate sales value of contracts we signed for the three-month period ended April 30, 2002 compared to the comparable period of 2001 increased by 30%. The increase in the three-month period was primarily the result of a 19% increase in the number of units sold and a 9% increase in the average price of homes sold. The increase in the average selling price in both the six-month and three-month periods was due to a shift in product mix to more expensive locations and increases in the base selling prices. For more detail on contracts, closings and backlog, see the tables provided at the end of this Item 2.

The terrorist attacks of September 11, 2001 impacted us most severely in the first few weeks immediately after the event as consumer confidence dropped and the stock market declined. Due to the weakness in new home orders in our fourth quarter of fiscal 2001, our backlog value at October 31, 2001 was 2% lower than the backlog value at October 31, 2000. Subsequent to October 31, 2001, deposit activity remained volatile week-to-week but generally showed improvement over time. A deposit is a non-binding agreement signed by a homebuyer which will reserve a home site and fix the home price for a short period of time. Not all deposits result in binding agreements of sale and, therefore, deposits are not included in our backlog. The increased deposit activity resulted in an increase in signed agreements of sale in the quarter ended January 31, 2002, although many of the agreements were signed in the month of January 2002. Because it takes more than nine months from the signing of an agreement to the delivery of a home in many of our communities, many of the agreements signed in January 2002 may not be delivered to our customers prior to October 31, 2002, the end of our fiscal year. In addition, most of the contracts signed in our quarter ended April 30, 2002 will not be delivered until fiscal 2003. Accordingly, we expect to deliver between 4,160 homes and 4,400 homes for our fiscal year 2002, compared to the 4,358 homes delivered in fiscal 2001.

We continue to increase the number of communities from which we are selling and delivering homes. At April 30, 2002, we had 166 selling communities compared to 155 at October 31, 2001 and 145 at October 31, 2000. We expect to have approximately 175 selling communities at October 31, 2002. Based upon the strength of demand during the past six months, the increased number of communities from which we are currently operating and expect to open during the next six months and the current deposit trends, we believe that homes delivered in fiscal 2003 could exceed 5,000.

Housing costs as a percentage of housing sales decreased in the six-month and three-month periods ended April 30, 2002 as compared to the comparable periods of fiscal 2001. The decreases were the result of selling prices increasing at a greater rate than costs, lower land and improvement costs, improved operating efficiencies and lower inventory write-downs. We incurred $1.7 million and $.5 million of write-downs in the six-month and three-month periods ended April 30, 2002, respectively, as compared to $4.3 million and $1.6 million in the comparable periods of fiscal 2001.

LAND SALES

We operate a land development and sales operation in South Riding, Loudoun County, Virginia and are also developing several master planned communities in which we have sold and may, in the future, sell lots to other builders. Revenue from land sales will vary from quarter to quarter depending upon the scheduled timing of the delivery of the land parcels. Land sales for the six-month and three-month periods ended April 30, 2002 declined $8.4 million and $3.9 million, respectively, as compared to the same periods of fiscal 2001. The decreases in land sales were due to fewer lots being available for sale at South Riding during the fiscal 2002 periods than during fiscal 2001, offset in part by the increased sales of lots in our other master planned communities.

INTEREST AND OTHER INCOME

For the six-month and three-month periods ended April 30, 2002, interest and other income declined $.9 million and $.3 million, respectively, compared to the same periods of fiscal 2001. The decreases were primarily the result of a decrease in interest income due to lower interest rates offset, in part, by increased income from forfeitures of customer deposits.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

As a percentage of revenues, SG&A increased to 10.6% from 9.9% in the six-month period ended April 30, 2002 as compared to the same period of fiscal 2001, and to 10.6% from 10.0% in the three-month period ended April 30, 2002 compared to the comparable period of fiscal 2001. SG&A spending increased by $12.7 million or 13%, and $7.2 million or 14%, respectively, in the six-month and three-month periods ended April 30, 2002 as compared to the same periods of fiscal 2001. The increases were primarily due to the increase in the number of selling communities, the increased number of homes delivered in the fiscal 2002 periods as compared to the fiscal 2001 periods and the expenditures required to prepare for the opening of several master planned communities. Due to the longer lead time that it takes us to open a master planned community as compared to a regular stand-alone community, we incur and expense a greater amount of money before we begin to realize revenue from a master planned community.

INTEREST EXPENSE

We determine interest expense on a specific lot-by-lot basis for our homebuilding operations and on a parcel-by-parcel basis for our land sales. As a percentage of total revenues, interest expense will vary depending on many factors including the length of time that the land was owned, the length of time that the homes delivered during the period were under construction, and the interest rates and the amount of debt carried by us in proportion to the amount of our inventory during those periods. Interest expense as a percentage of revenues was higher in the six-month and three-month periods ended April 30, 2002 than in the comparable periods of fiscal 2001.

INCOME TAXES

Income taxes were provided at an effective rate of 36.5% and 36.6% for the six-month and three-month periods of fiscal 2002, respectively. For the comparable periods of fiscal 2001, income taxes were provided at 36.8% and 36.7%.

CAPITAL RESOURCES AND LIQUIDITY

Funding for our operations has been provided principally by cash flows from operations, unsecured bank borrowings, and from the public debt markets.

Cash flow from operations, before inventory additions, has improved as operating results have improved. One of the main factors that determines cash flow from operations, before inventory additions, is the level of revenues from the delivery of homes and land sales. We anticipate that cash flow from operations, before inventory additions, will continue to be strong. We have used our cash flow from operations, bank borrowings and public debt to: acquire additional land for new communities; fund additional expenditures for land development and construction costs needed to meet the requirements of our increased backlog and continuing expansion of the number of communities in which we are offering homes for sale; repurchase our stock; and repay debt. We expect that inventories will continue to increase and is currently negotiating and continuing to search for additional opportunities to obtain control of land for future communities.

At April 30, 2002, we had a $535 million unsecured revolving credit facility with sixteen banks, of which $445 million extends through March 2006 and $90 million extends through February 2003. At April 30, 2002, we had no borrowings outstanding and approximately $50.3 million of letters of credit outstanding under the facility. We believe that we will be able to fund our activities through a combination of existing cash resources, cash flow from operations and existing sources of funds similar in nature to those we have accessed in the past.

                                  HOUSING DATA
                                 ($ in millions)

                                                                Closings
                                                       Six months ended April 30,
                                         ----------------------------------------------------------
                                                     2002                             2001
                                              units           $              units             $
                                         -------------------------    -----------------------------
Northeast                                      436          223.0              463           232.4
 (MA, RI, NH, CT, NY, NJ)
Mid-Atlantic                                   681          314.1              599           277.8
 (PA, DE, MD, VA)
Midwest                                        216          100.8              203            90.1
 (OH, IL, MI)
Southeast                                      290          114.3              215            99.3
 (FL, NC, TN)
Southwest                                      247          131.3              261           123.5
 (AZ, NV, TX, CO)
West Coast (CA)                                195          138.3              209           132.8
                                         -------------------------    -----------------------------
Total                                        2,065        1,021.8            1,950           955.9
                                         =========================    =============================

                                                             Contracts (1)
                                                       Six months ended April 30,
                                         ----------------------------------------------------------
                                                     2002                             2001
                                              units           $              units             $
                                         -------------------------    -----------------------------
Northeast                                      449          260.3              443           219.4
 (MA, RI, NH, CT, NY, NJ)
Mid-Atlantic                                   981          450.1              791           371.0
 (PA, DE, MD, VA)
Midwest                                        202          101.3              296           123.6
 (OH, IL, MI)
Southeast                                      387          169.9              275           124.3
 (FL, NC, TN)
Southwest                                      306          149.4              272           140.3
 (AZ, NV, TX, CO)
West Coast (CA)                                309          256.4              234           163.8
                                         -------------------------    -----------------------------
Total                                        2,634        1,387.4            2,311         1,142.4
                                         =========================    =============================

(1) Contracts for the six-month periods ended April 30, 2002 and 2001 included $4,600,000 (14 homes) and $9,433,000 (32 homes), respectively, from an unconsolidated 50% owned joint venture with a third party.

                                                        Backlog (2) at April 30,
                                         ----------------------------------------------------------
                                                    2002                             2001
                                              units            $             units             $
                                         -------------------------    -----------------------------
Northeast                                      664          367.9              703           354.5
 (MA, RI, NH, CT, NY, NJ)
Mid-Atlantic                                 1,133          528.2              871           412.5
 (PA, DE, MD, VA)
Midwest                                        291          143.8              376           172.8
 (OH, IL, MI)
Southeast                                      425          207.0              372           171.6
 (FL, NC, TN)
Southwest                                      401          205.7              428           226.1
 (AZ, NV, TX, CO)
West Coast (CA)                                357          316.6              362           276.0
                                         -------------------------    -----------------------------
Total                                        3,271        1,769.2            3,112         1,613.5
                                         =========================    =============================


(2)Backlog at April 30, 2002 and 2001 included $4,619,000 (14 homes) and $10,919,000 (37 homes), respectively, from this joint venture.


                                                                Closings
                                                      Three months ended April 30,
                                         ----------------------------------------------------------
                                                     2002                            2001
                                              units            $             units             $
                                         --------------------------   -----------------------------
Northeast                                      213           107.4             219           113.7
 (MA, RI, NH, CT, NY, NJ)
Mid-Atlantic                                   353           160.6             295           138.0
 (PA, DE, MD, VA)
Midwest                                        104            45.7             111            50.2
 (OH, IL, MI)
Southeast                                      159            61.7             102            48.8
 (FL, NC, TN)
Southwest                                      138            74.0             133            67.7
 (AZ, NV, TX, CO)
West Coast (CA)                                119            89.7             119            79.1
                                         --------------------------   -----------------------------
Total                                        1,086           539.1             979           497.5
                                         ==========================   =============================

                                                             Contracts (3)
                                                      Three months ended April 30,
                                         ----------------------------------------------------------
                                                    2002                             2001
                                              units            $             units             $
                                         -------------------------    -----------------------------
Northeast                                      259          152.2              263           126.6
 (MA, RI, NH, CT, NY, NJ)
Mid-Atlantic                                   662          304.3              482           224.7
 (PA, DE, MD, VA)
Midwest                                        124           63.7              187            77.8
 (OH, IL, MI)
Southeast                                      272          114.7              199            84.1
 (FL, NC, TN)
Southwest                                      190           95.8              161            80.7
 (AZ, NV, TX, CO)
West Coast (CA)                                199          171.6              136           100.5
                                         -------------------------    -----------------------------
Total                                        1,706          902.3            1,428           694.4
                                         =========================    =============================

(3) Contracts for the three-month periods ended April 30, 2002 and 2001 included $2,833,000 (8 homes) and $5,194,000 (17 homes), respectively, from this joint venture.


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk from October 31, 2001. For more information regarding our market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

                           PART II. Other Information

ITEM 1. Legal Proceedings

We are involved in various claims and litigation arising principally in the ordinary course of business. We believe that the disposition of these matters will not have a material adverse effect on the business or on our financial condition. There are no proceedings required to be disclosed pursuant to Item 103 of Regulation S-K.

ITEM 2. Changes in Securities and Use of Proceeds

On March 4, 2002, we amended our Certificate of Incorporation to increase the number of shares of our common stock authorized for issuance from 45,000,000 to 100,000,000. This amendment was effected by our Board of Directors by virtue of the authority granted to it by our stockholders at the Annual Meeting of Stockholders on March 21, 2001. This modification to our Certificate of Incorporation does not affect the rights of holders of our common stock.

ITEM 3. Defaults upon Senior Securities

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders

Our 2002 Annual Meeting of Stockholders was held on March 21, 2002.

The following proposal was submitted to and approved by security holders at the Annual Meeting. There were 71,408,780 shares of our common stock eligible to vote at the 2002 Annual Meeting.

     (i) The election of three directors to hold office until the 2005 Annual Meeting of Stockholders.

                      NOMINEE              FOR           WITHHELD AUTHORITY

                  Robert I. Toll        62,477,600           5,768,998
                  Bruce E. Toll         62,474,974           5,771,624
                  Joel H. Rassman       62,477,352           5,769,246

The share amounts have been adjusted to reflect a two-for-one stock split that occurred subsequent to the Annual Meeting.

ITEM 5. Other Information

        None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

        None

(b) Reports on Form 8-K

During the quarter ended April 30, 2002, we filed a Current Report on Form 8-K on March 5, 2002 for the purpose of filing our announcement of the Board of Directors' authorization of a two-for-one common stock split in the form of a stock dividend to be paid March 28, 2002, to stockholders of record as of the close of business on March 14, 2002.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TOLL BROTHERS, INC.
                                 (Registrant)


Date: June 12, 2002             By: /s/ Joel H.Rassman
                                    -----------------------------------------
                                    Joel H. Rassman
                                    Executive Vice President, Treasurer
                                    and Chief Financial Officer




Date: June 12, 2002             By: /s/ Joseph R. Sicree
                                    -----------------------------------------
                                    Joseph R. Sicree
                                    Vice President - Chief Accounting Officer
                                    (Principal Accounting Officer)