Form 10-K/A
period 2001-10-31
TOLL BROTHERS INC
filed 2002-09-06
CIK 794170

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                 Amendment No. 1

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended                    October 31, 2001
                                    ---------------------------------------------------------
                                                                       OR
( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                to
                                       --------------      ------------

Commission File Number:  1-9186
                         ------

                               TOLL BROTHERS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     23-2416878
------------------------------------         -----------------------------------
     (State of Incorporation)                 (IRS Employer Identification No.)

        3103 Philmont Avenue, Huntingdon Valley, Pennsylvania 19006-4298
        ----------------------------------------------------------------
              (Address of principal executive offices and zip code)

Registrant's telephone number, including area code  (215) 938-8000
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class            Name of each exchange on which registered
-----------------------------      --------------------------------------------
Common Stock (par value $.01)*     New York Stock Exchange and Pacific Exchange

* Includes associated Right to Purchase Series A Junior Participating Preferred Stock.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
         Yes __X__                            No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

As of December 31, 2001, the aggregate market value of the Common Stock held by non-affiliates (all persons other than executive officers and directors of Registrant) of the Registrant was approximately $1,080,240,000.

As of December 31, 2001, there were 34,918,349 shares of Common Stock outstanding.

Documents Incorporated by Reference: Portions of the proxy statement of Toll Brothers, Inc. with respect to the 2002 Annual Meeting of Shareholders, scheduled to be held on March 21, 2002, are incorporated by reference into Items 10, 12 and 13 hereof.

                         TOLL BROTHERS 10-K AMENDMENTS

EXPLANATION: Toll Brothers, Inc. (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (the "Report") solely for the limited purposes of:

         (a) Correcting typographical errors that appeared in Item 8 of the Report as originally filed. These corrections have been made under the caption "Description" in Schedule II -- Valuation and Qualifying Accounts. The last two references to the year 1999 have been changed to refer to the year 2000 and 2001, respectively.

         (b) Adding disclosure of the value of perquisites received by Robert I. Toll, which were inadvertently omitted from the original filing ($87,400 for fiscal 2001; $73,400 for fiscal 2000 and $69,400 for fiscal 1999). This amendment to Item 11 of the original Report has been made by adding a column, "Other Annual Compensation," in the Summary Compensation Table of the Company's proxy statement dated February 11, 2002, which was incorporated by reference into Item 11 of the original Report.

         (c) Adding disclosure of the value of compensation received by Bruce E. Toll in fiscal 2001, which was inadvertently omitted from the original filing. This amendment to Item 11 of the original Report has been made by disclosing the specific amount ($7,078) paid in fiscal 2001 for Bruce E. Toll's health insurance under the agreement described in Item 11, and to include the value ($63,800) of additional compensation received by him, under the heading "Compensation of Directors" in the Company's proxy statement referenced above.


Applicable rules require the restatement of the entire Items 8 and 11 upon amendment.

Item 8. Financial Statements and Supplementary Data

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


                                                           /s/ Ernst & Young LLP
                                                           ---------------------
Philadelphia, Pennsylvania
December 11, 2001

                        CONSOLIDATED STATEMENT OF INCOME
                  (Amounts in thousands, except per share data)

                                                  Year ended October 31,
                                       ----------------------------------------
                                          2001           2000           1999
                                       ----------     ----------    -----------

Revenues
  Home sales                           $2,180,469     $1,762,930     $1,438,171
  Land sales                               27,530         38,730         17,345
  Equity earnings in
   unconsolidated joint ventures            6,756          3,250
  Interest and other                       14,850          9,452          8,599
                                       ----------     ----------     ----------
                                        2,229,605      1,814,362      1,464,115
                                       ----------     ----------     ----------

Costs and expenses
  Home sales                            1,602,276      1,337,060      1,117,872
  Land sales                               21,464         29,809         13,375
  Selling, general and
   administrative                         209,729        170,358        130,213
  Interest                                 58,247         46,169         39,905
                                       ----------     ----------     ----------
                                        1,891,716      1,583,396      1,301,365
                                       ----------     ----------     ----------

Income before income taxes and
  extraordinary loss                      337,889        230,966        162,750
Income taxes                              124,216         85,023         59,723
                                       ----------     ----------     ----------
Income before extraordinary loss          213,673        145,943        103,027
Extraordinary loss                                                       (1,461)
                                       ----------     ----------     ----------
Net income                             $  213,673     $  145,943     $  101,566
                                       ==========     ==========     ==========

Earnings per share
Basic:
  Income before extraordinary loss     $     5.96     $     4.02     $     2.81
  Extraordinary loss                                                      (0.04)
                                       ----------     ----------     ----------
  Net income                           $     5.96     $     4.02     $     2.77
                                       ==========     ==========     ==========
Diluted:
  Income before extraordinary loss     $     5.52     $     3.90     $     2.75
  Extraordinary loss                                                      (0.04)
                                       ----------     ----------     ----------
  Net income                           $     5.52     $     3.90     $     2.71
                                       ==========     ==========     ==========
Weighted average number of shares:
  Basic                                    35,835         36,269         36,689
  Diluted                                  38,683         37,413         37,436


                             See accompanying notes.

                           CONSOLIDATED BALANCE SHEET
                             (Amounts in thousands)

                                                            October 31
                                                   -------------------------
                                                       2001           2000
                                                   ----------     ----------
ASSETS

Cash and cash equivalents                          $  182,840     $  161,860
Inventory                                           2,183,541      1,712,383
Property, construction and office
   equipment, net                                      33,095         24,075
Receivables, prepaid expenses and
   other assets                                       118,542        113,025
Investments in unconsolidated entities                 14,182         18,911
                                                   ----------     ----------
                                                   $2,532,200     $2,030,254
                                                   ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Loans payable                                   $  387,466     $  326,537
   Subordinated notes                                 669,581        469,499
   Customer deposits                                  101,778        104,924
   Accounts payable                                   132,970        110,927
   Accrued expenses                                   229,671        185,141
   Income taxes payable                                98,151         88,081
                                                   ----------     ----------
      Total liabilities                             1,619,617      1,285,109
                                                   ----------     ----------

Stockholders' equity
   Preferred stock, none issued
   Common stock, 37,014 and 37,028 shares
     issued at October 31, 2001 and 2000,
     respectively                                         369            369
   Additional paid-in capital                         107,014        105,454
   Retained earnings                                  882,281        668,608
    Treasury stock, at cost - 2,237 shares
     and 1,133 shares at October 31,
     2001 and 2000, respectively                      (77,081)       (29,286)
                                                   ----------     ----------
       Total stockholders' equity                     912,583        745,145
                                                   ----------     ----------
                                                   $2,532,200     $2,030,254
                                                   ==========     ==========

                             See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                             Year ended October 31
                                                         ------------------------------
                                                           2001       2000       1999
                                                         --------   --------   --------
Cash flow from operating activities:
  Net income                                             $213,673   $145,943   $101,566
  Adjustments to reconcile net income to net
    cash used in operating activities:
    Depreciation and amortization                           9,356      8,528      6,594
    Equity earnings in unconsolidated
      joint ventures                                       (6,756)    (3,250)
    Extraordinary loss from
      extinguishment of debt                                                      2,318
    Deferred tax provision                                  7,323      5,191      1,569
    Changes in operating assets and liabilities,
      net of assets and liabilities acquired:
      Increase in inventory                              (443,887)  (264,303)  (282,764)
      Origination of mortgage loans                      (199,102)
      Sale of mortgage loans                              183,449
      Decrease (increase) in receivables, prepaid
        expenses and other assets                          10,793    (28,025)   (32,524)
      (Decrease) increase in customer deposits
        on sales contracts                                 (3,146)    22,429     11,557
      Increase in accounts payable
        and accrued expenses                               71,776     71,492     62,769
      Increase in current income taxes payable              8,142     25,132      8,045
                                                         --------   --------   --------
         Net cash used in operating activities           (148,379)   (16,863)  (120,870)
                                                         --------   --------   --------

Cash flow from investing activities:
  Purchase of property and equipment, net                 (15,020)    (9,415)    (8,331)
  Acquisition of company, net of cash acquired                                  (11,090)
  Investment in unconsolidated entities                                         (15,193)
  Distribution from unconsolidated entities                15,750     13,589
                                                         --------   --------   --------
         Net cash provided by(used in)
           investing activities                               730      4,174    (34,614)
                                                         --------   --------   --------

Cash flow from financing activities:
  Proceeds from loans payable                             208,628    559,843    177,500
  Principal payments of loans payable                    (180,094)  (460,482)  (187,551)
  Net proceeds from issuance
    senior subordinated notes                             196,930               267,716
  Redemption of subordinated notes                                              (71,359)
  Proceeds from stock based benefit plans                  14,932     11,936      2,223
  Purchase of treasury stock                              (71,767)   (33,232)   (16,704)
                                                         --------   --------   --------
        Net cash provided by financing activities         168,629     78,065    171,825
                                                         --------   --------   --------

Net increase in cash and cash equivalents                  20,980     65,376     16,341
Cash and cash equivalents, beginning of year              161,860     96,484     80,143
                                                         --------   --------   --------
Cash and cash equivalents, end of year                   $182,840   $161,860   $ 96,484
                                                         ========   ========   ========

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

2.  Inventory

Inventory consisted of the following (amounts in thousands):

                                                      October 31,
                                              -------------------------
                                                 2001           2000
                                              ----------     ----------
Land and land development costs               $  833,386     $  558,503
Construction in progress                       1,145,046        992,098
Sample homes                                      75,723         60,511
Land deposits and costs of
    future development                            89,360         68,560
Deferred marketing costs                          40,026         32,711
                                              ----------     ----------
                                              $2,183,541     $1,712,383
                                              ==========     ==========

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

Interest capitalized in inventories is charged to interest expense when the related inventory is closed. Changes in capitalized interest for the three years ended October 31, 2001 were as follows (amounts in thousands):

                                         2001        2000        1999
                                       -------     -------     -------
Interest capitalized,
     beginning of year                 $78,443     $64,984     $53,966
Interest incurred                       79,209      60,236      51,396
Interest expensed                      (58,247)    (46,169)    (39,905)
Write-off to cost and expenses            (755)       (608)       (473)
                                       -------     -------     -------
Interest capitalized, end of year      $98,650     $78,443     $64,984
                                       =======     =======     =======

3.  Loans Payable and Subordinated Notes

Loans payable consisted of the following (amounts in thousands):

                                                     October 31
                                              --------------------
                                                2001        2000
                                              --------    --------
Revolving credit facility                     $ 80,000    $ 80,000
Term loan due March 2002                        50,000      50,000
Term loan due July 2005                        192,500     170,000
Other                                           64,966      26,537
                                              --------    --------
                                              $387,466    $326,537
                                              ========    ========

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

Subordinated notes consisted of the following (amounts in thousands):

                                                    October 31
                                              --------------------
                                                2001        2000
                                              --------    --------
8 3/4% Senior Subordinated Notes
    due November 15, 2006                     $100,000    $100,000
7 3/4% Senior Subordinated Notes
    due September 15, 2007                     100,000     100,000
8 1/8% Senior Subordinated Notes
    due February 1, 2009                       170,000     170,000
8% Senior Subordinated Notes
    due May 1, 2009                            100,000     100,000
8 1/4% Senior Subordinated Notes
    due February 1, 2011                       200,000
Bond discount                                     (419)       (501)
                                              --------    --------
                                              $669,581    $469,499
                                              ========    ========

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

The provision for income taxes for each of the three years ended October 31, 2001 was as follows (amounts in thousands):

                                         2001        2000        1999
                                       --------    -------     -------

Federal                                $114,131    $78,105     $54,874
State                                    10,085      6,918       4,849
                                       --------    -------     -------
                                       $124,216    $85,023     $59,723
                                       ========    =======     =======

Current                                $116,893    $79,832     $58,154
Deferred                                  7,323      5,191       1,569
                                       --------    -------     -------
                                       $124,216    $85,023     $59,723
                                       ========    =======     =======

The components of income taxes payable consisted of the following (amounts in thousands):

                                                   October 31,
                                              -------------------
                                                2001        2000
                                              -------     -------
Current                                       $66,522     $63,775
Deferred                                       31,629      24,306
                                              -------     -------
                                              $98,151     $88,081
                                              =======     =======

The components of net deferred taxes payable consisted of the following (amounts in thousands):

                                                 October 31
                                              -----------------
                                                2001      2000
                                              -------   -------
Deferred tax liabilities:
    Capitalized interest                      $32,789   $26,287
    Deferred expense                           17,755    13,743
                                              -------   -------
             Total                             50,544    40,030
                                              -------   -------
Deferred tax assets:
    Inventory valuation reserves                5,716     4,555
    Inventory valuation differences             2,581     2,184
    Deferred income                             2,329     2,170
    Accrued expenses
         deductible when paid                   1,324       178
    Other                                       6,965     6,637
                                              -------   -------
             Total                             18,915    15,724
                                              -------   -------
Net deferred tax liability                    $31,629   $24,306
                                              =======   =======

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

Changes in stockholders' equity for the three years ended October 31, 2001 were as follows (amounts in thousands):

                                        Additional
                         Common  Stock    Paid-In   Retained  Treasury
                         Shares  Amount   Capital   Earnings   Stock     Total
                        -------  ------  ---------  --------  --------- -------
Balance,
    November 1, 1998     36,935  $ 369  $ 106,099  $421,099  $ (1,811) $525,756
Net income                                          101,566             101,566
Purchase of treasury
    stock                  (801)                              (16,704)  (16,704)
Exercise of stock
    options                 177            (1,143)              3,701     2,558
Executive bonus award       106               342               2,120     2,462
Employee benefit plan
    issuances                37               (59)                755       696
                         ------  -----  ---------  --------  --------  --------
Balance,
    October 31, 1999     36,454    369    105,239   522,665   (11,939)  616,334
Net income                                          145,943             145,943
Purchase of treasury
    stock                (1,355)                              (33,232)  (33,232)
Exercise of stock
    options                 672               588              13,352    13,940
Executive bonus award        80              (225)              1,621     1,396
Employee benefit plan
    issuances                44              (148)                912       764
                         ------  -----  ---------  --------  --------  --------
Balance,
    October 31, 2000     35,895    369    105,454   668,608   (29,286)  745,145
Net income                                          213,673             213,673
Purchase of treasury
    stock                (2,061)                              (71,767)  (71,767)
Exercise of stock
    options                 781              (336)             20,452    20,116
Executive bonus award       136             1,678               2,735     4,413
Employee benefit plan
    issuances                26               218                 785     1,003
                         ------  -----  ---------  --------  --------  --------
Balance,
    October 31, 2001     34,777  $ 369   $107,014  $882,281  $(77,081) $912,583
                         ======  =====   ========  ========  ========= ========

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

At October 31, 2001, the Company's stock-based compensation plans consisted of its four stock option plans. Net income and net income per share as reported in these consolidated financial statements and on a pro forma basis, as if the fair value-based method described in SFAS No. 123 had been adopted, were as follows (in thousands, except per share amounts):

                                                  Year ended October 31,
                                             --------------------------------
                                               2001        2000        1999
                                             --------    --------    --------

Net income                      As reported  $213,673    $145,943    $101,566
                                Pro forma    $202,597    $136,622    $ 93,402
Basic net income per share      As reported  $   5.96    $   4.02    $   2.77
                                Pro forma    $   5.65    $   3.77    $   2.55
Diluted net income per share    As reported  $   5.52    $   3.90    $   2.71
                                Pro forma    $   5.24    $   3.65    $   2.50
Weighted-average grant date
  fair value per share of
  options granted                            $  17.87    $   9.03    $  10.98

For the purposes of providing the pro forma disclosures, the fair value of options granted was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in each of the three fiscal years ended October 31, 2001.

                                            2001        2000        1999
                                           ------      ------      ------

Risk-free interest rate                     4.01%       5.80%       6.14%
Expected life (years)                       7.31        7.70        7.10
Volatility                                 37.40%      35.70%      34.90%
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

The following table summarizes stock option activity for the four plans during the three years ended October 31, 2001:

                                        Number     Weighted Average
                                      of Options    Exercise Price
                                      ----------   ----------------
Outstanding, November 1, 1998          4,942,518        $19.53
Granted                                1,252,800         22.81
Exercised                               (176,470)        11.39
Cancelled                               (127,255)        22.97
                                       ---------
Outstanding, October 31, 1999          5,891,593        $20.40
Granted                                1,879,750         17.53
Exercised                               (678,288)        17.69
Cancelled                                (89,299)        20.95
                                       ---------
Outstanding, October 31, 2000          7,003,756        $19.88
Granted                                1,149,400         38.63
Exercised                               (794,903)        19.18
Cancelled                               (115,314)        23.02
                                       ---------
Outstanding, October 31, 2001          7,242,939        $22.88
                                       =========

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

The following table summarizes information about stock options outstanding at October 31, 2001:

                         Options Outstanding        Options Exercisable
                 --------------------------------- --------------------
                              Weighted-
                               Average
                              Remaining  Weighted-             Weighted-
    Range of                 Contractual  Average               Average
    Exercise        Number       Life     Exercise    Number    Exercise
     Prices      Outstanding  (in years)   Price   Exercisable   Price
--------------   ----------- ----------- --------- ----------- ---------
 $ 9.94-$15.88      714,300      2.8      $10.82      714,300   $10.82
  17.38- 20.25    3,062,453      6.5       18.25    2,236,348    18.53
  22.31- 25.56    1,644,086      6.7       23.78      989,730    23.93
  27.44- 29.50      697,500      6.2       28.01      697,500    28.01
         38.63    1,124,600      9.1       38.63           --       --
                  ---------                         ---------
 $ 9.94-$38.63    7,242,939      6.6      $22.88    4,637,878   $19.92
                  =========                         =========

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

7.  Earnings Per Share Information

Information pertaining to the calculation of earnings per share for each of the three years ended October 31, 2001 is as follows (amounts in thousands):

                                          2001      2000      1999
                                         ------    ------    ------

Basic weighted average shares            35,835    36,269    36,689
Common stock equivalents                  2,848     1,144       747
                                         ------    ------    ------
Diluted weighted average shares          38,683    37,413    37,436
                                         ======    ======    ======

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

12. Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for each of the three years ended October 31, 2001 (amounts in thousands):

                                                    2001        2000       1999
                                                  --------    -------    -------
Cash flow information:
  Interest paid, net of amount capitalized        $ 26,985    $21,548    $17,469
  Income taxes paid                               $108,750    $54,700    $49,250

Non-cash activity:
  Cost of inventory acquired through
     seller financing                             $ 34,662    $ 8,321    $ 7,504
  Investment in unconsolidated subsidiary
     acquired through seller financing                        $ 4,500
  Income tax benefit related to exercise
     of employee stock options                    $  5,396    $ 2,128    $   541
  Stock bonus awards                              $  4,413    $ 1,395    $ 2,462
  Contributions to employee retirement plan       $    791    $   641    $   490

Acquisition of company:
  Fair value of assets acquired                                          $56,026
  Liabilities assumed                                                    $44,934
  Cash paid                                                              $11,092

            Summary Consolidated Quarterly Financial Data (Unaudited)
                  (Amounts in thousands, except per share data)

                                           Three months ended
                                Oct. 31    July 31   April 30   Jan. 31
                              ---------   --------   --------   --------
Fiscal 2001:
Revenue                        $655,752   $584,068   $514,524   $475,261
Income before income taxes     $108,183   $ 94,160   $ 72,351   $ 63,195
Net Income                     $ 68,526   $ 59,444   $ 45,778   $ 39,925
Earnings per share
    Basic                      $   1.96   $   1.66   $   1.26   $   1.10
    Diluted                    $   1.84   $   1.54   $   1.17   $   1.01
Weighted average number
   of shares
    Basic                        34,910     35,838     36,428     36,163
    Diluted                      37,331     38,706     39,282     39,415

Fiscal 2000:
Revenue                        $614,793   $464,532   $390,486   $344,551
Income before income taxes     $ 92,484   $ 58,791   $ 44,363   $ 35,328
Net Income                     $ 58,366   $ 37,234   $ 27,950   $ 22,393
Earnings per share*
    Basic                      $   1.62   $   1.03   $   0.77   $   0.61
    Diluted                    $   1.52   $   1.00   $   0.75   $   0.61
Weighted average number
   of shares
    Basic                        36,061     36,146     36,396     36,471
    Diluted                      38,486     37,219     37,036     36,909

* Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in thousands)

                         Balance at  Charged    Charged               Balance
                         Beginning   Costs to   to                    at End
                         of          and        Other                 of
    Description          Period      Expenses   Accounts  Deductions  Period
------------------------ ----------- --------   --------  ----------  ----------
Net realizable value
  reserves for
  inventory of land
  and land development
  costs:

Year ended
  October 31, 1999:
   New Jersey            $ 3,708                                      $ 3,708

Year ended
  October 31, 2000:
   New Jersey            $ 3,708                                      $ 3,708

Year ended
  October 31, 2001:
   New Jersey            $ 3,708                3,708                      --

Item 11.  EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company and the other executive officers of the Company.

                                                                                                      Long Term
                                                                                                    Compensation
                                                           Annual Compensation                         Awards
                                            ---------------------------------------------------------------------
                                                                                  Other Annual        Securities     All Other
Name and                           Fiscal                                         Compensation        Underlying    Compensation
Principal Position                  Year       Salary($)        Bonus($)               ($)            Options(#)         ($)
-----------------------------------------------------------------------------------------------------------------------------------
Robert I. Toll                      2001       1,000,000        6,620,359           87,400(8)            250,000      423,909(5)
Chairman of the Board               2000       1,000,000        4,413,228           73,400(8)            750,000        8,348(4)
 and Chief Executive                1999       1,000,000        1,394,505           69,400(8)            347,500        8,232(4)
 Officer(1)

Zvi Barzilay                        2001         956,322          230,000                                 60,000      208,811(6)
 Chief Operating                    2000         872,322          120,000                                160,700        8,348(4)
 Officer and President(2)           1999         830,367          120,000                                100,000        8,232(4)

Joel H. Rassman                     2001         748,848          150,000                                 15,000      153,787(7)
 Senior Vice President,             2000         637,969          140,000                                 85,000        9,598(4)
 Chief Financial                    1999         604,216          120,000                                 50,000        9,482(4)
 Officer and
 Treasurer(2)(3)

(1) The bonuses listed for Robert I. Toll for fiscal 2001, 2000 and 1999 were paid in common stock of the Company pursuant to the terms of the Cash Bonus Plan, the 1998 Plan and the 1995 Plan. The amounts listed were: (a) the fair market value of the bonus award shares as of October 31, 2001 in the case of the fiscal 2001 bonus; (b) the fair market value of the bonus award shares as of October 31, 2000 in the case of the fiscal 2000 bonus; and (c) the fair market value of the bonus award shares as of October 31, 1999 in the case of the fiscal 1999 bonus. Had the bonuses been paid in cash, Robert I. Toll would have received $5,152,237 for the 2001 cash bonus, $3,292,947 for the 2000 cash bonus and $1,932,402 for the 1999 cash bonus. Under the terms of the Stock Deferral Plan, Mr. Toll elected to defer receipt of his 2001 bonus award shares.

(2) The bonuses listed for Mr. Barzilay and Mr. Rassman for fiscal 2001, 2000 and 1999 represent amounts earned in the fiscal year in which it is reported.

(3) Under the terms of an agreement dated June 30, 1988 between the Company and Mr. Rassman, in the event of Mr. Rassman's termination by the Company without cause (as defined), any material reduction or material adverse change (as defined) in Mr. Rassman's duties, the removal of fringe benefits (as defined) or any failure by the Company to provide Mr. Rassman with compensation, including salary and bonus, in an amount not less than $350,000 and the exercise of an election by Mr. Rassman to terminate his employment, Mr. Rassman will receive $250,000, and, in certain instances, an additional amount equal to the difference between $350,000 and his actual compensation during a specified period prior to his termination.

(4) The compensation reported represents (a) the Company's contribution and matching payments under its 401(k) salary deferred plan for each executive listed and (b) for Joel H. Rassman, directors fees paid to him by a subsidiary of the Company in the amount of $1,250 per year.

(5) Of this amount, $9,702 represents the premium paid by the Company for the term life portion of a split-dollar life insurance policy for Mr. Toll, $405,615 represents the premium paid by the Company for the non-term portion of the split-dollar life insurance policy and $8,592 represents the Company's contribution and matching payment under its 401(k) salary deferred plan. The Company expects to receive a refund of the premium for the non-term portion of the split-dollar life insurance policy upon the first to occur of certain events described in the policy.

(6) Of this amount, $3,133 represents the premium paid by the Company for the term life portion of a split-dollar life insurance policy for Mr. Barzilay, $197,086 represents the premium paid by the Company for the non-term portion of the split-dollar life insurance policy and $8,592 represents the Company's contribution and matching payment under its 401(k) salary deferred plan. The Company expects to receive a refund of the premium for the non-term portion of the split-dollar life insurance policy upon the first to occur of certain events described in the policy.

(7) Of this amount, $2,328 represents the premium paid by the Company for the term life portion of a split-dollar life insurance policy for Mr. Rassman, $141,617 represents the premium paid by the Company for the non-term portion of the split- dollar life insurance policy and $8,592 represents the Company's contribution and matching payment under its 401(k) salary deferred plan. The Company expects to receive a refund of the premium for the non-term portion of the split-dollar life insurance policy upon the first to occur of certain events described in the policy.

(8) Of this amount, $44,800, $36,500 and $34,800 represents the estimated cost of income tax and financial statement preparation services provided during fiscal 2001, 2000 and 1999, respectively. The remaining amounts represent the estimated value of perquisites provided by the Company including health and life insurance, auto and gas allowances, auto insurance, club dues, telephone and internet service and other miscellaneous items.

Option Grants in the Last Fiscal Year(1)

------------------------------------------------------------------------------------------------------------------------
                                         % of Total                                        Potential Realizable
                          Number of      Options                                             Value at Assumed
                          Securities     Granted to                                       Annual Rates of Stock
                          Underlying     Employees       Exercise                         Price Appreciation for
                          Options        In Fiscal       Price       Expiration                Option Term(3)
Name                      Granted(#)     Year            ($/sh)      Date                5%($)             10%($)
------------------------------------------------------------------------------------------------------------------------
Robert I. Toll(2)          250,000         21.75         38.625      12/20/10          6,072,764         15,389,576
Zvi Barzilay(2)             60,000          5.22         38.625      12/20/10          1,457,463          3,693,498
Joel H. Rassman(2)          15,000          1.31         38.625      12/20/10            364,366            923,375

(1)  No stock appreciation rights("SARs") were granted.

(2) These options become exercisable starting on the first anniversary of the grant, with 25% becoming exercisable at that time and 25% becoming exercisable on each of the second, third and fourth anniversary dates.

(3) These amounts represent assumed rates of appreciation and are not intended to forecast future appreciation in the price of the Company's common stock. Actual gains, if any, on stock option exercises are dependent on the future performance of our stock. There can be no assurance that the amounts reflected in these columns will be achieved or, if achieved, that they will exist at the time of any option exercise. The aggregate appreciation in value of all shares of our common stock outstanding on October 31, 2001 based on the assumed 5% and 10% rates of appreciation on the closing price of the common stock on October 31, 2001 that produced the realizable value of the options shown in this table (based upon the weighted average life of the grants) would be approximately $681,502,000 at the assumed 5% rate of appreciation and $1,727,061,000 at the assumed 10% rate of appreciation.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values(1)

      The following table sets forth certain information with regard to the aggregated option exercises in the fiscal year ended October 31, 2001 and the option values as of the end of that year for the Chief Executive Officer and other executive officers of the Company.

                                                                 Number of              Value of
                                                                 Securities             Unexercised In-
                                                                 Underlying             The-Money Options
                                                                 Unexercised            at Fiscal
                                                                 Options at             Year-End($)(2)
                                                                 Fiscal
                          Shares                                 Year-End(#)
                          Acquired on    Value                   Exercisable(E)         Exercisable    (E)
Name                      Exercise(#)    Realized($)             Unexercisable(U)       Unexercisable  (U)
-----------------         ----------     -------------           ----------------       -------------  ----
Robert I. Toll               30,000           529,125            1,576,250 (E)            17,915,231   (E)
                                                                   562,500 (U)             3,596,875   (U)

Zvi Barzilay                100,000         2,269,235              500,700 (E)             6,171,750   (E)
                                                                   210,000 (U)             1,578,688   (U)

Joel H. Rassman              57,200         1,314,235              257,000 (E)             3,191,839   (E)
                                                                    90,000 (U)               789,344   (U)

(1) No SARs were exercised during the last fiscal year or held as of October 31, 2001.

(2) Represents, with respect to each share, the closing price of $31.16 per share of the Company's common stock as reported on the New York Stock Exchange on October 31, 2001 less the exercise price payable for the share.

Compensation Committee Interlocks and Insider Participation

     The Company's Executive Compensation Committee determines the compensation of the Company's executive officers. The only individuals who served as a member of the Executive Compensation Committee during the fiscal year ended October 31, 2001 are the current members of the committee. The current members of the Executive Compensation Committee are Carl B. Marbach and Paul E. Shapiro, neither of whom is an officer or employee, or former officer, of the Company or any subsidiary of the Company. The Executive Compensation Committee administers the Cash Bonus Plan, the Executive Officer Cash Bonus Plan and the Company's stock option plans and determines the salaries of the Chief Executive Officer, the Chief Operating Officer and Chief Financial Officer.

     In order to help provide for an orderly market in the Company's common stock in the event of the death of either Robert I. Toll or Bruce E. Toll (the "Tolls"), or both of them, the Company and the Tolls have entered into agreements in which the Company has agreed to purchase from the estate of each of the Tolls $10 million of the Company's common stock (or a lesser amount under certain circumstances), at a price equal to the greater of fair market value (as defined) or book value (as defined). Each of the Tolls has agreed to allow the Company to purchase $10 million of life insurance on his life. In addition, each of the Tolls has granted to the Company, at no cost to it, an option to purchase up to an additional $30 million (or a lesser amount under certain circumstances) of common stock from his estate. The agreements expire in October 2005.

     In addition to the performance of their duties for the Company, the Tolls have engaged, and continue to engage, in certain other businesses in real estate. These businesses include the purchase, sale and management of townhome, apartment, condominium, commercial and industrial real estate projects for rental. The Company leases, at what it believes to be competitive market rates, certain office space from a business controlled by Robert I. Toll, Bruce E. Toll, Zvi Barzilay and Joel H. Rassman. During the last fiscal year, the Company paid to such business approximately $57,000 in rent. The Company provided services to other businesses controlled by the Tolls during the fiscal year, which were billed at cost and paid throughout the year. The largest amount due the Company from these businesses at any time during the year was approximately $12,000. No amounts were due the Company from these businesses at October 31, 2001. These transactions are reviewed and monitored by the Audit Committee. In addition to the foregoing, Mr. Robert I. Toll has agreed, with the approval of the Executive Compensation Committee, to reimburse the Company for one-half of the costs of an employee of the Company who provides Mr. Toll with investment advice.

     In order to take advantage of commercial real estate opportunities which may present themselves from time to time, the Company formed Toll Brothers Realty Trust (the "Trust") in 1998. The Trust is effectively owned one-third by the Company, one-third by a number of senior executives and/or directors, including Robert I. Toll, Bruce E. Toll (and certain members of his family), Zvi Barzilay(and certain members of his family) and Joel H. Rassman, and one-third by the Pennsylvania State Employees Retirement System (collectively, the "Trustholders"). In June 2000, the Trustholders entered into an agreement pursuant to which the owner(s) of each one-third interest agreed to invest additional capital in an amount not to exceed $9,259,000 if required by the Trust. As of January 31, 2002, no additional capital investment had been required pursuant to this commitment, which expires in June 2002. At October 31, 2001, the Company's investment in the Trust was $7,471,000.

     The Company provides development, finance and management services to the Trust. During fiscal 2001, the Company earned $1,672,000 in fees for these services. The Company also incurs certain costs on behalf of the Trust for which the Company is reimbursed by the Trust. These fees and reimbursements were paid to the Company throughout the year. The amount due the Company for fees and reimbursements as of October 31, 2001, was approximately $200,000. The largest amount due the Company from the Trust at any time during the last fiscal year was approximately $564,000.

Compensation of Directors

     Each non-employee director receives $4,000 for each full-day meeting attended, $2,000 for each half-day meeting attended and $1,500 for each telephonic meeting or committee meeting in which he participated. In addition, each non-employee director receives an annual grant of options for 15,000 shares of the Company's common stock under the 1993 Plan or the 1998 Plan. Each non-employee director who is a member of the Audit Committee and participates in at least one meeting during the year also receives an annual grant of options for 1,000 shares of common stock. Each non-employee director who is a member of an eligible committee (as determined by the Board of Directors from time to time), other than the Audit Committee, and participates in at least one meeting during the year receives an annual grant of options for 500 shares of common stock. No non-employee director may receive grants for service on more than three committees other than the Audit Committee in any fiscal year.

     On March 5, 1998, the Company and Mr. Bruce E. Toll entered into two agreements relating to Mr. Toll's withdrawal from day to day operations of the business (collectively the "Agreements"). The Agreements provided that (among other items) during the three-year term which commenced on November 1, 1998 and ended on October 31, 2001 (the "Consulting Term"), Mr. Toll would (a) make himself available to the Company on a reasonable basis to consult with the Company concerning matters within his knowledge and expertise, (b) not compete with the Company as described in the Agreements, and (c) agree to vote the shares of the Company's common stock owned by him as recommended by the Company's management or Board of Directors until the later of March 15, 2002 or until Mr. Toll no longer serves on the Board of Directors of the Company. The Company agreed to pay Mr. Toll the sum of $500,000 during each year of the Consulting Term as well as provide group health insurance of a type and amount consistent with insurance provided to Company executives for himself, and his beneficiaries who were covered on March 5, 1998, without charge, and for all other children provided that the premium costs that the Company is permitted to charge under COBRA for such coverage are paid by Mr. Toll for those children. The Company paid $7,078 in fiscal 2001 for Mr. Toll's health insurance. In June 2000, the Company and Mr. Toll amended the Agreements to terminate Mr. Toll's obligation to vote the shares of the Company's common stock owned by him referred to above and to extend the Consulting Term until October 31, 2004.

     In addition, during fiscal 2001, the Company provided Bruce E. Toll additional benefits of approximately $63,800 for income tax preparation services, club dues, contributions to the Company's 401(k) plan and other miscellaneous items.

     In December 2000, the Board of Directors approved the purchase of a split-dollar life insurance policy for the benefit of Bruce E. Toll. The Company paid $6,343 in premiums for the term life portion of a split-dollar life insurance policy for Mr. Toll, and paid $284,214 in premiums for the non-term portion of the split dollar life insurance policy for which the Company expects to receive a refund upon the first to occur of certain events described in the policy.


Item 14:  Exhibits

Exhibit Number      Description
--------------      -----------
     99.1           Certification of Robert I. Toll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     99.2 Certification of Joel H. Rassman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the Township of Lower Moreland, Commonwealth of Pennsylvania, on September 6, 2002.

                                        Toll Brothers, Inc.
                                        (Registrant)

                                        By: /s/ Joel H. Rassman
                                            -------------------
                                            Joel H. Rassman
                                            Executive Vice President, Treasurer
                                            and Chief Financial Officer

                                  CERTIFICATION

I, Robert I. Toll, Chief Executive Officer of Toll Brothers, Inc., certify that:

1.   I have reviewed this annual report on Form 10-K/A of Toll Brothers, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



     Date: September 6, 2002                    By: /s/ Robert I. Toll
                                                    ------------------
                                                    Robert I. Toll
                                                    Chief Executive Officer

                                  CERTIFICATION

I, Joel H. Rassman, Chief Financial Officer of Toll Brothers, Inc., certify that:

1. I have reviewed this annual report on Form 10-K/A of Toll Brothers, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



     Date: September 6, 2002                    By: /s/ Joel H. Rassman
                                                    -------------------
                                                    Joel H. Rassman
                                                    Chief Financial Officer



                                  Exhibit Index


Exhibit Number      Description
--------------

     99.1* Certification of Robert I. Toll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     99.2* Certification of Joel H. Rassman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


* Filed electronically herewith