Form 10-Q
period 2002-07-31
TOLL BROTHERS INC
filed 2002-09-10
CIK 794170

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO__________


Commission file number  1-9186

                               Toll Brothers, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                       23-2416878
-------------------------------                     --------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


3103 Philmont Avenue, Huntingdon Valley, Pennsylvania          19006
-----------------------------------------------------        ----------
(Address of principal executive offices)                      (Zip Code)


                                 (215) 938-8000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not applicable
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _X_   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value: 70,197,050 shares as of September 6, 2002

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                                      INDEX


                                                                        Page No.

Statement of Forward-Looking Information                                     1


PART I.  Financial Information
         ITEM 1. Financial Statements

                  Condensed Consolidated Balance Sheets (Unaudited)
                           as of July 31, 2002 and October 31, 2001          2

                  Condensed Consolidated Statements of Income
                          (Unaudited) For the Nine Months and Three
                           Months Ended July 31, 2002 and 2001               3

                  Condensed Consolidated Statements of Cash Flows
                           (Unaudited) For the Nine Months Ended
                           July 31, 2002 and 2001                            4

                  Notes to Condensed Consolidated Financial
                           Statements (Unaudited)                            5

         ITEM 2. Management's Discussion and Analysis of Financial
                           Condition and Results of Operations               8

         ITEM 3. Quantitative and Qualitative Disclosures
                           About Market Risk                                16

         ITEM 4. Controls and Procedures                                    16

PART II. Other Information                                                  16

SIGNATURES                                                                  17

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

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                                  July 31,             October 31,
                                                                                    2002                  2001
                                                                                 ----------            ----------
                                                                                 (Unaudited)
ASSETS

   Cash and cash equivalents                                                     $   50,744            $  182,840
   Inventory                                                                      2,525,660             2,183,541
   Property, construction and office
      equipment, net                                                                 36,917                33,095
   Receivables, prepaid expenses and
      other assets                                                                   82,287                74,481
   Mortgage loans receivable                                                         31,585                26,758
   Customer deposits held in escrow                                                  25,048                17,303
   Investments in unconsolidated entities                                            17,692                14,182
                                                                                 ----------            ----------
                                                                                 $2,769,933            $2,532,200
                                                                                 ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Liabilities:
      Loans payable                                                              $  254,601            $  362,712
      Subordinated notes                                                            819,643               669,581
      Mortgage company warehouse loans                                               26,434                24,754
      Customer deposits                                                             137,411               101,778
      Accounts payable                                                              130,241               132,970
      Accrued expenses                                                              253,832               229,671
      Income taxes payable                                                           88,581                98,151
                                                                                 ----------            ----------
         Total liabilities                                                        1,710,743             1,619,617
                                                                                 ----------            ----------

   Stockholders' equity:
      Preferred stock
      Common stock                                                                      740                   369
      Additional paid-in-capital                                                    101,811               107,014
      Retained earnings                                                           1,032,416               882,281
      Treasury stock                                                                (75,777)              (77,081)
                                                                                 ----------            ----------
         Total stockholders' equity                                               1,059,190               912,583
                                                                                 ----------            ----------
                                                                                 $2,769,933            $2,532,200
                                                                                 ==========            ==========


                             See accompanying notes

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                             Nine months ended                      Three months ended
                                                                  July 31,                                July 31,
                                                    ----------------------------------        -----------------------------
                                                         2002                2001                  2002             2001
                                                    ----------------------------------        -----------------------------
Revenues:
   Housing sales                                       $1,587,168          $1,529,394            $565,355          $573,479
   Land sales                                              26,519              25,166              12,478             2,749
   Equity earnings from
    unconsolidated joint
    ventures                                                1,743               7,575                 246             2,314
   Interest and other                                       7,952              11,718               2,628             5,526
                                                    ----------------------------------        ------------------------------
                                                        1,623,382           1,573,853             580,707           584,068
                                                    ----------------------------------        ------------------------------

Costs and expenses:
   Housing sales                                        1,149,720           1,131,136             409,657           417,756
   Land sales                                              18,125              19,611               8,947             2,073
   Selling, general and
    administrative expenses                               172,866             152,894              61,874            54,555
   Interest                                                45,258              40,506              15,626            15,524
                                                    ----------------------------------        ------------------------------
                                                        1,385,969           1,344,147             496,104           489,908
                                                    ----------------------------------        ------------------------------

Income before income taxes                                237,413             229,706              84,603            94,160
Income taxes                                               86,909              84,559              31,103            34,716
                                                    ----------------------------------        ------------------------------
Net income                                               $150,504            $145,147             $53,500           $59,444
                                                    ==================================        ==============================

Earnings per share:
   Basic                                                    $2.13               $2.01               $0.76             $0.83
   Diluted                                                  $1.99               $1.85               $0.70             $0.77

Weighted average number of shares:
   Basic                                                   70,562              72,287              70,835            71,677
   Diluted                                                 75,722              78,269              76,685            77,413



                             See accompanying notes

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                           Nine months ended
                                                                                               July 31,
                                                                                  ----------------------------------
                                                                                     2002                    2001
                                                                                  ----------               ---------
Cash flows from operating activities:
 Net income                                                                       $  150,504              $  145,147
  Adjustments to reconcile net income to net
   cash used in operating activities:
    Depreciation and amortization                                                      8,104                   7,233
    Equity from earnings of unconsolidated
      joint ventures                                                                  (1,743)                 (7,575)
    Deferred tax provision                                                             2,037                   5,732
    Changes in operating assets and liabilities:
     Increase in inventory                                                          (327,907)               (394,925)
     Origination of mortgage loans                                                  (258,288)               (121,358)
     Sale of mortgage loans                                                          253,357                 110,348
     (Increase) decrease in receivables, prepaid
       expenses and other assets                                                     (16,394)                    559
     Increase in customer deposits                                                    35,633                  10,316
     Increase in accounts payable
       and accrued expenses                                                           29,169                  24,084
     Decrease in current income taxes payable                                         (6,687)                   (923)
                                                                                  ----------               ---------
     Net cash used in operating activities                                          (132,215)               (221,362)
                                                                                  ----------               ---------
Cash flows from investing activities:
 Purchase of property, construction
  and office equipment, net                                                          (10,642)                (12,262)
 Investments in unconsolidated entities                                               (5,523)
 Distributions from unconsolidated entities                                            2,800                  14,017
                                                                                   ----------               ---------
    Net cash (used in) provided by
      investing activities                                                           (13,365)                  1,755
                                                                                  ----------               ---------
Cash flows from financing activities:
 Proceeds from loans payable                                                         332,621                 108,869
 Principal payments of loans payable                                                (452,335)                (98,978)
 Net proceeds from issuance of subordinated debt                                     149,748                 196,975
 Proceeds from stock-based benefit plans                                              12,532                  12,909
 Purchase of treasury stock                                                          (29,082)                (36,500)
                                                                                  ----------               ---------
     Net cash provided by financing activities                                        13,484                 183,275
                                                                                  ----------               ---------
Decrease in cash and cash equivalents                                               (132,096)                (36,332)
Cash and cash equivalents, beginning of period                                       182,840                 161,860
                                                                                  ----------               ---------
Cash and cash equivalents, end of period                                          $   50,744               $ 125,528
                                                                                  ==========               =========


                             See accompanying notes

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The October 31, 2001 balance sheet amounts and disclosures included herein have been derived from our October 31, 2001 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, we suggest that they be read in conjunction with the financial statements and notes thereto included in our October 31, 2001 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position as of July 31, 2002, the results of our operations for the nine months and three months ended July 31, 2002 and 2001 and our cash flows for the nine months ended July 31, 2002 and 2001. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

On March 4, 2002, our Board of Directors declared a two-for-one split of our common stock in the form of a stock dividend to stockholders of record on March 14, 2002. The additional shares were distributed on March 28, 2002. All share and per share information has been restated to reflect this split.

Statement of Financial Accounting Standards ("SFAS") No.142, "Goodwill and
Other Intangible Asset" provides guidance on accounting for certain intangibles and eliminates the amortization of goodwill and certain intangible assets. Intangible assets, including goodwill, that are not subject to amortization are required to be tested for impairment and possible write-down on an annual basis. We adopted SFAS 142 on November 1, 2001, the first day of our 2002 fiscal year. We had $8.9 million of goodwill at November 1, 2001. The adoption of SFAS 142 did not have a material impact on our financial statements. For the nine-month and three-month periods ended July 31, 2001, we amortized $795 (net of $466 of income taxes) and $265 (net of $156 of income taxes) of goodwill, respectively. Had we not amortized goodwill during the nine-month and three-month periods ended July 31, 2001, we would have reported net income, diluted earnings per share and basic earnings per share of $145,942, $1.86 and $2.02, respectively, for the nine-month period and $59,709, $.77 and $.83, respectively, for the three-month period.

Certain amounts reported in prior periods have been reclassified for comparative purposes.

2. Inventory

Inventory consisted of the following:

                                                    July 31,         October 31,
                                                      2002              2001
                                                   ----------       ------------
Land and land development costs                    $  758,105       $  833,386
Construction in progress                            1,474,904        1,146,485
Sample homes and sales offices                        160,835          107,744
Land deposits and costs of future
   development                                        122,421           89,360
Other                                                   9,395            6,566
                                                   ----------       ----------
                                                   $2,525,660       $2,183,541
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

The Company capitalizes certain interest costs to inventory during the development and construction period. Capitalized interest is charged to interest expense when the related inventory is closed. Interest incurred, capitalized and expensed is summarized as follows:


                                                         Nine months ended                       Three months ended
                                                             July 31,                                 July 31,
                                                   ------------------------------            --------------------------
                                                     2002                2001                  2002             2001
                                                   ------------------------------            --------------------------
Interest capitalized,
   beginning of period                               $ 98,650           $ 78,443             $113,637          $ 90,426
Interest incurred                                      67,550             58,110               22,307            20,711
Interest expensed                                     (45,258)           (40,506)             (15,626)          (15,524)
Write-off to cost of sales                               (685)              (755)                 (61)             (321)
                                                     ----------------------------            ---------------------------
Interest capitalized,
   end of period                                     $120,257           $ 95,292             $120,257          $ 95,292
                                                     ============================            ===========================


3. Earnings per Share Information

Information pertaining to the calculation of earnings per share for the nine months and three months ended July 31, 2002 is as follows:


                                                         Nine months ended                       Three months ended
                                                             July 31,                                 July 31,
                                                   -----------------------------             --------------------------
                                                     2002                2001                  2002             2001
                                                   -----------------------------             --------------------------
Basic weighted average
   shares                                            70,562              72,287                70,835           71,677
Common stock equivalents                              5,160               5,982                 5,850            5,736
                                                   -----------------------------             --------------------------
Diluted weighted average
   shares                                            75,722              78,269                76,685           77,413
                                                   =============================             ==========================

4. Subordinated Notes

In November 2001, we issued $150,000 of 8.25% Senior Subordinated Notes due 2011. We used the proceeds for general corporate purposes, including the acquisition of inventory.

5. Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to 10,000 shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for the Company's various employee benefit plans. As of July 31, 2002, the Company had repurchased approximately 5,257 shares under the program.

6. Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flow for the nine months ended July 31, 2002 and 2001:


                                                                                          Nine months ended
                                                                                              July 31,
                                                                                 ----------------------------------
                                                                                    2002                    2001
                                                                                 ----------              ----------
Supplemental disclosure of cash flow information:
    Interest paid, net of
      capitalized amounts                                                          $11,834                 $ 8,987
                                                                                 ==========              ==========
    Income taxes paid                                                              $91,558                 $79,750
                                                                                 ==========              ==========

Supplemental disclosures of non-cash activities:
    Cost of residential inventories acquired
      through seller financing                                                     $13,993                 $28,982
                                                                                 ==========              ==========
    Income tax benefit relating to exercise
      of employee stock options                                                    $ 4,921                 $ 5,128
                                                                                 ==========              ==========
    Stock bonus award                                                              $ 6,853                 $ 4,413
                                                                                 ==========              ==========
    Contribution to employee retirement plan                                          $883                    $791
                                                                                 ==========              ==========


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

Inventory
Inventory is stated at the lower of cost or fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121. In addition to direct acquisition, land development and home construction costs, costs include interest, real estate taxes and direct overhead costs related to development and construction, which are capitalized to inventories during the period beginning with the commencement of development and ending with the completion of construction.

It takes approximately four to five years to fully develop, sell and deliver all the homes in one of our typical communities. Longer or shorter lengths of time are possible depending on the number of home sites in a community. Since our inventory is considered a long lived asset under accounting principles generally accepted in the United States, we are required to review the carrying value of the communities and write-down the value of those communities for which we believe the values are not recoverable. When the profitability of a current community deteriorates or the sales pace declines significantly or some other factor indicates a possible impairment in the recoverability of the asset, we evaluate the property in accordance with the guidelines of SFAS No. 121. If this evaluation indicates an impairment loss should be recognized, we charge cost of sales for the estimated impairment loss in that quarter.

In addition, we review all the land held for future communities or future sections of current communities, whether owned or under contract, to determine whether or not we expect to proceed with the development of the land. Based upon this review, we decide: (a) as to land that is under a purchase contract but not owned, whether the contract will be terminated or renegotiated; and (b) as to land we own, whether the land can be developed as contemplated or in an alternative manner or should be sold. Based upon this review, we further determine what costs that have been capitalized to the property are recoverable and what costs should be written-off.

Land, land development and related costs (both incurred and estimated to be incurred) are amortized to the cost of homes closed based upon the total number of homes to be constructed in each community. Home construction and related costs are charged to the cost of homes closed under the specific identification method. Any changes to the estimated costs subsequent to the commencement of delivery of homes are allocated to the remaining homes in the community.

The estimated land, common area development and related costs of master planned communities (including the cost of golf courses, net of its estimated residual value) are allocated to individual communities within the master planned community on a relative sales value basis. Any change in the estimated costs are allocated to the remaining lots in each of the communities of the master planned community.

Income Recognition
Revenue and cost of sales are recorded at the time each home, or lot, is closed and title and possession is transferred to the buyer.

Joint Venture Accounting
We have entered into three joint ventures with independent third parties to develop and sell land that was owned or is currently owned by our venture partners. We recognize our share of earnings from the sale of lots to other builders. We do not recognize earnings from lots we purchase, but reduce our cost basis in the lots by our share of the earnings on those lots. We have agreed to purchase 180 lots from one of the ventures and 46 lots from another, and we have the right to purchase up to 385 lots from the third. We also will participate in the profits earned from the lots sold to other builders above certain agreed upon levels. At July 31, 2002 we had approximately $9 million invested in these joint ventures and were committed to contribute additional capital of approximately $31 million if the joint ventures require it.

In addition, we effectively own one-third of Toll Brothers Realty Trust Group (the "Trust"), which was formed with a number of our senior executives and directors and with the Pennsylvania State Employees Retirement System to take advantage of commercial real estate opportunities that may present themselves from time to time. We provide development, finance and management services to the Trust and receive fees under various agreements. At July 31, 2002, our investment in the Trust was $7.5 million. We also entered into a subscription agreement whereby each group of investors agreed to invest an additional $9.3 million if required by the Trust. The original subscription agreement was to expire in June 2002 but was extended to August 2003. The Trust currently owns and operates several office buildings and an apartment complex, a portion of which is still under construction.

We also own 50% of a joint venture with an unrelated third party that is currently selling and building an active adult, age-qualified community. At July 31, 2002, our investment was $1.2 million in this joint venture.

We do not currently guarantee any indebtedness of the joint ventures or the Trust. Our total commitment to these entities is not material to our financial condition. These investments are accounted for on the equity method.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, comparisons of certain income statement items related to the Company's operations (amounts in millions):



                                                 Nine months ended                            Three months ended
                                                     July 31,                                       July 31,
                                 -----------------------------------------------   --------------------------------------------
                                         2002                         2001               2002                       2001
                                 ---------------------        ------------------   ------------------       -------------------
                                     $           %              $            %       $            %              $          %
Housing sales
   Revenues                       1,587.2                     1,529.4              565.4                        573.5
   Costs                          1,149.7      72.4           1,131.1       74.0   409.7         72.5           417.8       72.8

Land sales
   Revenues                          26.5                        25.2               12.5                          2.7
   Costs                             18.1      68.3              19.6       77.9     8.9         71.7             2.1       75.4

Equity earnings from
 unconsolidated
 joint ventures                       1.7                         7.6                0.2                          2.3

Other                                 8.0                        11.7                2.6                          5.5

                                 ---------                  ----------            -------                     --------
Total revenues                    1,623.4                     1,573.9              580.7                        584.1
                                 ---------                  ----------            -------                     --------

Selling, general
 & administrative
 expenses*                          172.9      10.6             152.9        9.7    61.9         10.7            54.6        9.3

Interest expense*                    45.3       2.8              40.5        2.6    15.6          2.7            15.5        2.7

                                 ---------                  ----------            -------                     --------
Total costs
 and expenses*                    1,386.0      85.4           1,344.1       85.4   496.1         85.4           489.9       83.9
                                 ---------                  ----------            -------                     --------

Income before
 income taxes*                      237.4      14.6             229.7       14.6    84.6         14.6            94.2       16.1
                                 =========                  ==========            =======                     ========


* Percentages are based on total revenues
Note: Amounts may not add due to rounding.

HOUSING SALES

Housing revenues for the nine months ended July 31, 2002 were higher than those for the comparable period of 2001 by approximately $58 million, or 4%. The revenue increase in the nine-month period was attributable to a 3% increase in the number of homes delivered and a 1% increase in the average price of the homes delivered. Housing revenues for the three months ended July 31, 2002 declined approximately $8.1 million or 1% over the three-month period ended July 31, 2001. The decrease in revenues in the three-month period of fiscal 2002 was attributable to a 3% decrease in the number of homes delivered offset in part by a 2% increase in the average price of the homes delivered. The increase in the average price of the homes delivered in both periods of fiscal 2002 was the result of increased selling prices and a shift in the location of homes delivered to more expensive areas. Homes delivered in the nine-month period are generally those homes that were in backlog at the beginning of the period and the homes contracted for during the first three months of the period. The increase in the number of homes delivered in the nine month period of fiscal 2002 is primarily due to our delivering a higher percentage of homes that were in backlog at October 31, 2001 and homes contracted for in the first quarter of fiscal 2002 compared to the percentage of homes we delivered in the fiscal 2001 period from the October 31, 2000 backlog and homes contracted for in the first quarter of fiscal 2001.

Homes delivered in our fiscal third quarter are generally homes that would have been contracted for in the fourth quarter of the prior fiscal year and the first quarter of the current fiscal year. The decrease in the number of homes delivered in the three-month period ended July 31, 2002 compared to the three-month period ended July 31, 2001 was due primarily to the decline in new contracts signed in our fourth quarter of fiscal 2001 compared to the fourth quarter of fiscal 2000 and the continued softness in new contract signing that we encountered in the first portion of the first quarter of fiscal 2002. The decline in new contracts in the fourth quarter of fiscal 2001 and the softness in the first part of the first quarter of fiscal 2002 was due primarily to the slowing economy exacerbated by the tragic events of September 11, 2001 and the delays in the opening of new communities due to increased governmental regulation. We believe that the decline in contracts in the fourth quarter of fiscal 2001 and the softness in new contract signing that we encountered in the first part of the first quarter of fiscal 2002 will also have a negative impact on the number of homes delivered in the fourth quarter of fiscal 2002. We expect that the negative impact of the aforementioned slowdown on unit deliveries in the fourth quarter of fiscal 2002 will be significantly reduced by an increase in the delivered price of the homes. For fiscal 2002, we expect to deliver between 4,275 and 4,425 homes, compared to 4,358 homes in fiscal 2001, and realize revenues from housing sales of between $2.17 billion and $2.27 billion as compared to $2.18 billion in fiscal 2001.

The value of new sales contracts signed amounted to $2.09 billion (3,908 homes) in the nine months ended July 31, 2002, a 24% increase over the value of contracts signed in the comparable period of fiscal 2001 of $1.69 billion (3,396 homes). This increase is attributable to a 15% increase in the number of units sold and an 8% increase in the average selling price of the homes (due primarily to the location and size of homes sold and increases in base selling prices). For the three months ended July 31, 2002, the value of contracts signed increased 30% over the comparable period of fiscal 2001. This increase was primarily attributable to a 17% increase in the number of units sold and an 11% increase in the average selling price of the homes. The increase in the number of units sold is attributable to an increase in the number of communities from which we are selling and the continued demand for our product. At July 31, 2002, we were selling from 167 communities compared to 142 communities at July 31, 2001 and 155 communities at October 31, 2001.

We believe that the demand for our product is attributable to an increase in the number of affluent households, the maturation of the baby boom generation, a constricted supply of available new home sites, attractive mortgage rates and the appeal on the part of potential customers that the purchase of a home is a stable investment in the current period of economic uncertainty. At July 31, 2002, we had over 42,000 home sites under our control nationwide in markets we consider as affluent.

At July 31, 2002, our backlog of homes under contract was $1.90 billion
(3,441 homes), 21% higher than the $1.58 billion (3,055 homes) backlog at July 31, 2001 and 35% higher than the $1.41 billion (2,727 homes) backlog at October 31, 2001. The increase in backlog at July 31, 2002 is primarily attributable to the increase in the number of new contracts signed and the increased prices of the homes sold during fiscal 2002 as previously discussed. Based on the size of our current backlog, the continued demand for our product and the increased number of selling communities from which we are operating and the additional communities we expect to open in the coming months, we believe that we will deliver approximately 5,000 homes in fiscal 2003 and the average delivered price of those homes will be approximately $525,000 to $530,000.

Housing costs as a percentage of housing sales decreased in both periods of fiscal 2002 as compared to the comparable periods of fiscal 2001. The decreases were largely the result of selling prices increasing at a greater rate than costs, lower land and improvement costs, improved operating efficiencies and lower inventory write-offs, offset in part by sales incentives provided to customers in the later part of the fourth quarter of fiscal 2001 and the beginning of the first quarter of fiscal 2002 to help reduce the effect on new orders from the economic slowdown in the later part of fiscal 2001 and the tragedy of September 11th. The Company incurred $3.4 million and $1.6 million in write-offs in the nine-month and three-month periods ended July 31, 2002, respectively, as compared to $6.6 million and $2.3 million in the comparable periods of fiscal 2001.

LAND SALES

We are developing several master planned communities in which we sell land to other builders. The amount of land sales will vary from quarter to quarter depending upon the scheduled timing of the delivery of the land parcels. Land sales amounted to $26.5 million and $12.5 million for the nine months and three months ended July 31, 2002, respectively, as compared to $25.2 million and $2.7 million for the comparable periods of 2001.

EQUITY EARNINGS IN UNCONSOLIDATED JOINT VENTURES

We have entered into three joint ventures to develop and sell lots to other builders. We also acquire or will acquire lots from these ventures for our own use. We recognize our share of earnings from the sale of lots to other builders but do not recognize earnings from lots we purchase. We reduce our cost basis in the lots we purchase from the joint ventures by our share of the earnings on those lots. Earnings from the joint ventures will vary significantly from quarter to quarter.

INTEREST AND OTHER INCOME

Interest and other income decreased $3.8 million in the nine-month period ended July 31, 2002 as compared to the comparable period of fiscal 2001. The decrease was principally due to a decrease in interest income, the gain from the sale of an office building constructed by the Company recognized in the 2001 period, a decrease in earnings from the Company's ancillary businesses, offset in part by increased income from retained customer deposits.

For the three months ended July 31, 2002, interest and other income decreased $2.9 million as compared to the three months ended July 31, 2001. This decrease was primarily the result of a gain realized in the 2001 period on the sale of an office building constructed by the Company, a decrease in interest income and a decrease in earnings from the Company's ancillary businesses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

SG&A spending increased by $20.0 million or 13% and $7.3 million or 13% in the nine-month and three-month periods ended July 31, 2002 as compared to the comparable periods of fiscal 2001. This increased spending was principally due to the greater number of selling communities that we had during both periods of fiscal 2002 as compared to the comparable periods of fiscal 2001.

INTEREST EXPENSE

We determine interest expense on a specific lot-by-lot basis for our homebuilding operations and on a parcel-by-parcel basis for land sales. As a percentage of total revenues, interest expense varies depending on many factors including the period of time that we owned the land, the length of time that the homes delivered during the period were under construction, and the interest rates and the amount of debt carried by us in proportion to the amount of our inventory during those periods. Interest expense as a percentage of revenues was slightly higher in the nine-month period ending July 31, 2002 as compared to the comparable period of 2001, and approximately the same for the three-month period ending July 31, 2002 as compared to the three-month period of fiscal 2001.

INCOME BEFORE INCOME TAXES

Income before taxes increased 3% in the nine-month period ended July 31, 2002 over the comparable period of fiscal 2001 and declined 10% in the three-month period ended July 31, 2002 as compared to the comparable period of fiscal 2001.

INCOME TAXES

Income taxes were provided at an effective rate of 36.6% and 36.8% for the nine-month periods ended July 31, 2002 and 2001, respectively. For the three-month periods ended July 31, 2002 and 2001, income taxes were provided at 36.8% and 36.9%, respectively. The difference in rates in the nine-month periods and three-month periods of fiscal 2002 as compared to comparable periods of fiscal 2001 was due primarily to higher tax-free income in fiscal 2002 as compared to fiscal 2001.

CAPITAL RESOURCES AND LIQUIDITY

Funding for our operations has been provided principally by cash flows from operations, unsecured bank borrowings and the public debt markets.

Cash flow from operations, before inventory additions, has improved as operating results have improved. One of the main factors that determines cash flow from operations, before inventory additions, is the level of revenues from the delivery of homes and land sales. We anticipate that cash flow from operations, before inventory additions, will continue to be strong. We have used our cash flow from operations, before inventory additions, bank borrowings and public debt to: acquire additional land for new communities; fund additional expenditures for land development; fund construction costs needed to meet the requirements of our increased backlog and continuing expansion of the number of communities in which we are offering homes for sale; repurchase our stock; and repay debt. We expect that inventory will continue to increase and we are currently negotiating and searching for additional opportunities to obtain control of land for future communities.

At July 31, 2002, we had a $535 million unsecured revolving credit facility with 16 banks, of which $90 million extends to February 2003 and $445 million extends to March 2006. At July 31, 2002, we had $15 million of loans and approximately $70 million of letters of credit outstanding under the facility. In August 2002, we increased the amount of our term loan due July 2005 from $192.5 million to $207.5 million and increased the amount of our revolving credit facility to $615 million, $525 million of which extends to March 2006.

We believe that we will be able to continue to fund our activities through a combination of existing cash resources, cash flow from operations and existing sources of credit.

                          HOUSING DATA ($ in millions)



CLOSINGS: Nine months ended July 31,                               2002                         2001
                                                           units           $             units           $
                                                        -----------------------       ----------------------
Northeast (MA, RI, NH, CT, NY, NJ)                           650         337.5             706        358.3

Mid-Atlantic (PA, DE, MD, VA)                              1,110         517.5             954        441.2

Midwest (OH,IL, MI)                                          305         142.4             319        149.1

Southeast (FL, NC, TN)                                       433         172.3             356        159.1

Southwest (AZ, NV, TX)                                       389         209.0             416        203.8

West Coast (CA)                                              271         208.5             328        217.9
                                                        -----------------------       ----------------------
Total                                                      3,158       1,587.2           3,079      1,529.4
                                                        =======================       ======================

CONTRACTS: Nine months ended July 31,                              2002                         2001
                                                           units           $             units           $
                                                        -----------------------       ----------------------
Northeast (MA, RI, NH, CT, NY, NJ)                           680         391.5             640        322.3

Mid-Atlantic (PA, DE, MD, VA)                              1,436         669.8           1,221        565.2

Midwest (OH,IL, MI)                                          313         159.7             398        172.3

Southeast (FL, NC, TN)                                       551         252.0             421        190.6

Southwest (AZ, NV, TX, CO)                                   490         243.7             403        210.3

West Coast (CA)                                              438         374.9             313        224.5
                                                        -----------------------       ----------------------
Total                                                      3,908       2,091.6           3,396      1,685.2
                                                        =======================       ======================



BACKLOG AT JULY 31,                                                2002                         2001
                                                           units           $             units           $
                                                        -----------------------       ----------------------
Northeast (MA, RI, NH, CT, NY, NJ)                           681         384.6             657        331.5

Mid-Atlantic (PA, DE, MD, VA)                              1,159         544.5             946        443.3

Midwest (OH,IL, MI)                                          302         157.1             349        158.8

Southeast (FL, NC, TN)                                       446         231.1             377        178.1

Southwest (AZ, NV, TX, CO)                                   443         222.2             404        215.9

West Coast (CA)                                              410         365.0             322        251.5
                                                        -----------------------       ----------------------
Total                                                      3,441       1,904.5           3,055      1,579.1
                                                        =======================       ======================

CLOSINGS: Three months ended July 31,                              2002                         2001
                                                           units           $             units           $
                                                        -----------------------       ----------------------
Northeast (MA, RI, NH, CT, NY, NJ)                           214         114.5             243        125.9

Mid-Atlantic (PA, DE, MD, VA)                                429         203.4             355        163.4

Midwest (OH,IL, MI)                                           89          41.6             116         59.0

Southeast (FL, NC, TN)                                       143          58.0             141         59.8

Southwest (AZ, NV, TX)                                       142          77.7             155         80.2

West Coast (CA)                                               76          70.2             119         85.2
                                                        -----------------------       ----------------------
Total                                                      1,093         565.4           1,129        573.5
                                                        =======================       ======================

CONTRACTS: Three months ended July 31,                             2002                         2001
                                                           units           $             units           $
                                                        -----------------------       ----------------------
Northeast (MA, RI, NH, CT, NY, NJ)                           231         131.2             197        102.9

Mid-Atlantic (PA, DE, MD, VA)                                455         219.7             430        194.2

Midwest (OH,IL, MI)                                          111          58.4             102         48.7

Southeast (FL, NC, TN)                                       164          82.1             146         66.3

Southwest (AZ, NV, TX, CO)                                   184          94.3             131         70.0

West Coast (CA)                                              129         118.5              79         60.7
                                                        -----------------------       ----------------------
Total                                                      1,274         704.2           1,085        542.8
                                                        =======================       ======================


NOTE: Contracts for the three-month and nine-month periods ended July 31, 2002 include $4,209 (12 homes) and $8,859 (26 homes), respectively, from an unconsolidated 50% owned joint venture. Contracts for the three-month and nine-month periods ended July 31, 2001 include $1,861 (6 homes) and $11,638 (41 homes), respectively, from this joint venture. Backlog at July 31, 2002 and July 31, 2001 includes $5,386 (15 homes) and $9,081 (30 homes), respectively, from this joint venture.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk from October 31, 2001. For more information regarding our market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

ITEM 4.  Controls and Procedures

There have not been any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the chief executive officer's and chief financial officer's most recent evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are involved in various claims and litigation arising principally in the ordinary course of business. We believe that the disposition of these matters will not have a material adverse effect on our business or on our financial condition. There are no proceedings required to be disclosed pursuant to Item 103 of Regulation S-K.

ITEM 2. Changes in Securities and Use of Proceeds

                  None

ITEM 3. Defaults upon Senior Securities

                  None.

ITEM 4. Submission of Matters to a Vote of Security Holders

                  None

ITEM 5. Other Information

                  None.

ITEM 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

               Exhibit 99.1* Certification of Robert I. Toll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               Exhibit 99.2*     Certification of Joel H. Rassman pursuant to
                                 Section 906 of the Sarbanes-Oxley Act of 2002.

               *Filed electronically herewith.

         (b) Reports on Form 8-K

                  During the quarter ended July 31, 2002, we filed a Current Report on Form 8-K on July 2, 2002 for the purpose of filing
                  Exhibit 11, "Statement re: computation of per share earnings" reflecting the restated earnings per share for our two-for-one stock split, and filing Exhibit 99.1 reflecting the transitional disclosure required by Statement of Financial Accounting Standards No.142.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TOLL BROTHERS, INC.
                                          (Registrant)

Date:  September 10, 2002            By:  /s/  Joel H. Rassman
                                          --------------------
                                          Joel H. Rassman
                                          Executive Vice President,
                                          Treasurer and Chief
                                          Financial Officer



Date:  September 10, 2002           By:   /s/  Joseph R. Sicree
                                          ---------------------
                                          Joseph R. Sicree
                                          Vice President -
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)

                                  CERTIFICATION

I, Robert I. Toll, Chief Executive Officer of Toll Brothers, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Toll Brothers, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;



     Date: September 10, 2002                    By: /s/ Robert I. Toll
                                                     ------------------
                                                     Robert I. Toll
                                                     Chief Executive Officer



                                  CERTIFICATION

I, Joel H. Rassman, Chief Financial Officer of Toll Brothers, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Toll Brothers, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;



     Date: September 10, 2002                    By: /s/ Joel H. Rassman
                                                     -------------------
                                                     Joel H. Rassman
                                                     Chief Financial Officer