Form 10-Q/A
period 2002-07-31
TOLL BROTHERS INC
filed 2002-09-12
CIK 794170

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q/A
                                 Amendment No. 1


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

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                             July 31,      October 31,
                                               2002           2001
                                            -----------    -----------
                                            (Unaudited)
ASSETS

   Cash and cash equivalents                $    50,744    $   182,840
   Inventory                                  2,525,660      2,183,541
   Property, construction and office
      equipment, net                             36,917         33,095
   Receivables, prepaid expenses and
      other assets                               82,287         74,481
   Mortgage loans receivable                     31,585         26,758
   Customer deposits held in escrow              25,048         17,303
   Investments in unconsolidated entities        17,692         14,182
                                            -----------    -----------
                                            $ 2,769,933    $ 2,532,200
                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Liabilities:
      Loans payable                         $   254,601    $   362,712
      Subordinated notes                        819,643        669,581
      Mortgage company warehouse loans           26,434         24,754
      Customer deposits                         137,411        101,778
      Accounts payable                          130,241        132,970
      Accrued expenses                          253,832        229,671
      Income taxes payable                       88,581         98,151
                                            -----------    -----------
         Total liabilities                    1,710,743      1,619,617
                                            -----------    -----------

   Stockholders' equity:
      Preferred stock
      Common stock                                  740            369
      Additional paid-in-capital                101,811        107,014
      Retained earnings                       1,032,416        882,281
      Treasury stock                            (75,777)       (77,081)
                                            -----------    -----------
         Total stockholders' equity           1,059,190        912,583
                                            -----------    -----------
                                            $ 2,769,933    $ 2,532,200
                                            ===========    ===========


                             See accompanying notes

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                        Nine months ended         Three months ended
                                            July 31,                   July 31,
                                     -----------------------   -----------------------
                                        2002         2001         2002         2001
                                     ----------   ----------   ----------   ----------

Revenues:
   Housing sales                     $1,587,168   $1,529,394   $  565,355   $  573,479
   Land sales                            26,519       25,166       12,478        2,749
   Equity earnings from
    unconsolidated joint
    ventures                              1,743        7,575          246        2,314
   Interest and other                     7,952       11,718        2,628        5,526
                                     ----------   ----------   ----------   ----------
                                      1,623,382    1,573,853      580,707      584,068
                                     ----------   ----------   ----------   ----------

Costs and expenses:
   Housing sales                      1,149,720    1,131,136      409,657      417,756
   Land sales                            18,125       19,611        8,947        2,073
   Selling, general and
    administrative expenses             172,866      152,894       61,874       54,555
   Interest                              45,258       40,506       15,626       15,524
                                     ----------   ----------   ----------   ----------
                                      1,385,969    1,344,147      496,104      489,908
                                     ----------   ----------   ----------   ----------

Income before income taxes              237,413      229,706       84,603       94,160
Income taxes                             86,909       84,559       31,103       34,716
                                     ----------   ----------   ----------   ----------

Net income                           $  150,504   $  145,147   $   53,500   $   59,444
                                     ==========   ==========   ==========   ==========

Earnings per share:
   Basic                             $     2.13   $     2.01   $     0.76   $     0.83
   Diluted                           $     1.99   $     1.85   $     0.70   $     0.77

Weighted average number of shares:
   Basic                                 70,562       72,287       70,835       71,677
   Diluted                               75,722       78,269       76,685       77,413



                             See accompanying notes

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                      Nine months ended
                                                           July 31,
                                                   ----------------------
                                                      2002        2001
                                                   ---------    ---------
Cash flows from operating activities:
 Net income                                        $ 150,504    $ 145,147
  Adjustments to reconcile net income to net
   cash used in operating activities:
    Depreciation and amortization                      8,104        7,233
    Equity from earnings of unconsolidated
      joint ventures                                  (1,743)      (7,575)
    Deferred tax provision                             2,037        5,732
    Changes in operating assets and liabilities:
     Increase in inventory                          (327,907)    (394,925)
     Origination of mortgage loans                  (258,288)    (121,358)
     Sale of mortgage loans                          253,357      110,348
     (Increase) decrease in receivables, prepaid
       expenses and other assets                     (16,394)         559
     Increase in customer deposits                    35,633       10,316
     Increase in accounts payable
       and accrued expenses                           29,169       24,084
     Decrease in current income taxes payable         (6,687)        (923)
                                                   ---------    ---------

     Net cash used in operating activities          (132,215)    (221,362)
                                                   ---------    ---------
Cash flows from investing activities:
 Purchase of property, construction
  and office equipment, net                          (10,642)     (12,262)
 Investments in unconsolidated entities               (5,523)
 Distributions from unconsolidated entities            2,800       14,017
                                                   ---------    ---------
     Net cash (used in) provided by
      investing activities                           (13,365)       1,755
                                                   ---------    ---------
Cash flows from financing activities:
 Proceeds from loans payable                         332,621      108,869
 Principal payments of loans payable                (452,335)     (98,978)
 Net proceeds from issuance of subordinated debt     149,748      196,975
 Proceeds from stock-based benefit plans              12,532       12,909
 Purchase of treasury stock                          (29,082)     (36,500)
                                                   ---------    ---------
     Net cash provided by financing activities        13,484      183,275
                                                   ---------    ---------
Decrease in cash and cash equivalents               (132,096)     (36,332)
Cash and cash equivalents, beginning of period       182,840      161,860
                                                   ---------    ---------
Cash and cash equivalents, end of period           $  50,744    $ 125,528
                                                   =========    =========

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

2. Inventory

Inventory consisted of the following:
                                              July 31,          October 31,
                                                2002               2001
                                          ---------------    ---------------
Land and land development costs                  $758,105           $833,386
Construction in progress                        1,474,904          1,146,485
Sample homes and sales offices                    160,835            107,744
Land deposits and costs of future
   development                                    122,421             89,360
Other                                               9,395              6,566
                                          ---------------    ---------------
                                               $2,525,660         $2,183,541
                                          ===============    ===============

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

The Company capitalizes certain interest costs to inventory during the development and construction period. Capitalized interest is charged to interest expense when the related inventory is closed. Interest incurred, capitalized and expensed is summarized as follows:

                                                         Nine months ended                       Three months ended
                                                             July 31,                                 July 31,
                                                ----------------------------------       -------------------------------
                                                     2002                2001                  2002             2001
                                                ----------------------------------       -------------------------------
Interest capitalized,
   beginning of period                               $ 98,650           $ 78,443             $113,637          $ 90,426
Interest incurred                                      67,550             58,110               22,307            20,711
Interest expensed                                     (45,258)           (40,506)             (15,626)          (15,524)
Write-off to cost of sales                               (685)              (755)                 (61)             (321)
                                                ----------------------------------       -------------------------------
Interest capitalized,
   end of period                                     $120,257           $ 95,292             $120,257          $ 95,292
                                                ==================================       ===============================

3. Earnings per Share Information

Information pertaining to the calculation of earnings per share for the nine months and three months ended July 31, 2002 is as follows:

                                                      Nine months ended               Three months ended
                                                          July 31,                          July 31,
                                              ------------------------------     ----------------------------
                                                  2002                2001             2002             2001
                                              ------------------------------     ----------------------------
Basic weighted average
   shares                                         70,562              72,287         70,835            71,677
Common stock equivalents                           5,160               5,982          5,850             5,736
                                              ------------------------------     ----------------------------
Diluted weighted average
   shares                                         75,722              78,269         76,685            77,413
                                              ==============================     ============================

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

6. Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flow for the nine months ended July 31, 2002 and 2001:

                                                                                          Nine months ended
                                                                                              July 31,
                                                                               ------------------------------------------
                                                                                      2002                    2001
                                                                               ------------------     -------------------
Supplemental disclosure of cash flow information:
    Interest paid, net of
      capitalized amounts                                                                $11,834                  $8,987
                                                                               ==================     ===================
    Income taxes paid                                                                    $91,558                 $79,750
                                                                               ==================     ===================

Supplemental disclosures of non-cash activities:
    Cost of residential inventories acquired
      through seller financing                                                           $13,993                 $28,982
                                                                               ==================     ===================
    Income tax benefit relating to exercise
      of employee stock options                                                           $4,921                  $5,128
                                                                               ==================     ===================
    Stock bonus award                                                                     $6,853                  $4,413
                                                                               ==================     ===================
    Contribution to employee retirement plan                                                $883                    $791
                                                                               ==================     ===================

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, comparisons of certain income statement items related to the Company's operations (amounts in millions):

                                                 Nine months ended                               Three months ended
                                                     July 31,                                       July 31,
                                ----------------------------------------------------   ----------------------------------------
                                         2002                         2001                  2002                  2001
                                ---------------------------  -----------------------   -----------------  ---------------------
                                     $           %               $           %          $          %            $         %
Housing sales
   Revenues                       1,587.2                     1,529.4                   565.4                 573.5
   Costs                          1,149.7      72.4           1,131.1       74.0        409.7      72.5       417.8       72.8

Land sales
   Revenues                          26.5                        25.2                    12.5                   2.7
   Costs                             18.1      68.3              19.6       77.9          8.9      71.7         2.1       75.4

Equity earnings from
 unconsolidated
 joint ventures                       1.7                         7.6                     0.2                   2.3

Other                                 8.0                        11.7                     2.6                   5.5
                                -----------               ------------                ---------           ----------
Total revenues                    1,623.4                     1,573.9                   580.7                 584.1
                                -----------               ------------                ---------          -----------

Selling, general
 & administrative
 expenses*                          172.9      10.6             152.9        9.7         61.9      10.7        54.6        9.3


Interest expense*                    45.3       2.8              40.5        2.6         15.6       2.7        15.5        2.7

Total costs
 and expenses*                    1,386.0      85.4           1,344.1       85.4        496.1      85.4       489.9       83.9
                                -----------               ------------                ---------          -----------

Income before
 income taxes*                      237.4      14.6             229.7       14.6         84.6      14.6        94.2       16.1
                                ===========               ============                =========          ===========

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

                          HOUSING DATA ($ in millions)

CLOSINGS: Nine months ended July 31,                         2002                       2001
                                                       units           $           units           $
                                                    -------------------------   ------------------------
Northeast (MA, RI, NH, CT, NY, NJ)                         650         337.5           706        358.3

Mid-Atlantic (PA, DE, MD, VA)                            1,110         517.5           954        441.2

Midwest (OH,IL, MI)                                        305         142.4           319        149.1

Southeast (FL, NC, TN)                                     433         172.3           356        159.1

Southwest (AZ, NV, TX)                                     389         209.0           416        203.8

West Coast (CA)                                            271         208.5           328        217.9
                                                    -------------------------   ------------------------
Total                                                    3,158       1,587.2         3,079      1,529.4
                                                    =========================   ========================

CONTRACTS: Nine months ended July 31,                        2002                       2001
                                                       units           $           units           $
                                                    -------------------------   ------------------------
Northeast (MA, RI, NH, CT, NY, NJ)                         680         391.5           640        322.3

Mid-Atlantic (PA, DE, MD, VA)                            1,436         669.8         1,221        565.2

Midwest (OH,IL, MI)                                        313         159.7           398        172.3

Southeast (FL, NC, TN)                                     551         252.0           421        190.6

Southwest (AZ, NV, TX, CO)                                 490         243.7           403        210.3

West Coast (CA)                                            438         374.9           313        224.5
                                                    -------------------------   ------------------------
Total                                                    3,908       2,091.6         3,396      1,685.2
                                                    =========================   ========================


BACKLOG AT JULY 31,                                          2002                       2001
                                                       units           $           units           $
                                                    -------------------------   ------------------------
Northeast (MA, RI, NH, CT, NY, NJ)                         681         384.6           657        331.5

Mid-Atlantic (PA, DE, MD, VA)                            1,159         544.5           946        443.3

Midwest (OH,IL, MI)                                        302         157.1           349        158.8

Southeast (FL, NC, TN)                                     446         231.1           377        178.1

Southwest (AZ, NV, TX, CO)                                 443         222.2           404        215.9

West Coast (CA)                                            410         365.0           322        251.5
                                                    -------------------------   ------------------------
Total                                                    3,441       1,904.5         3,055      1,579.1
                                                    =========================   ========================

CLOSINGS: Three months ended July 31,                        2002                       2001
                                                       units           $           units           $
                                                    -------------------------   ------------------------
Northeast (MA, RI, NH, CT, NY, NJ)                         214         114.5           243        125.9

Mid-Atlantic (PA, DE, MD, VA)                              429         203.4           355        163.4

Midwest (OH,IL, MI)                                         89          41.6           116         59.0

Southeast (FL, NC, TN)                                     143          58.0           141         59.8

Southwest (AZ, NV, TX)                                     142          77.7           155         80.2

West Coast (CA)                                             76          70.2           119         85.2
                                                    -------------------------   ------------------------
Total                                                    1,093         565.4         1,129        573.5
                                                    =========================   ========================

CONTRACTS: Three months ended July 31,                       2002                       2001
                                                       units           $           units           $
                                                    -------------------------   ------------------------
Northeast (MA, RI, NH, CT, NY, NJ)                         231         131.2           197        102.9

Mid-Atlantic (PA, DE, MD, VA)                              455         219.7           430        194.2

Midwest (OH,IL, MI)                                        111          58.4           102         48.7

Southeast (FL, NC, TN)                                     164          82.1           146         66.3

Southwest (AZ, NV, TX, CO)                                 184          94.3           131         70.0

West Coast (CA)                                            129         118.5            79         60.7
                                                    -------------------------   ------------------------
Total                                                    1,274         704.2         1,085        542.8
                                                    =========================   ========================

  NOTE: Contracts for the three-month and nine-month periods ended July 31, 2002 include $4.2 million(12 homes) and $8.9 million (26 homes), respectively, from an unconsolidated 50% owned joint venture. Contracts for the three-month and nine-month periods ended July 31, 2001 include $1.9 million (6 homes) and $11.6 million (41 homes), respectively, from this joint venture. Backlog at July 31, 2002 and July 31, 2001 includes $5.4 million (15 homes) and $9.1 million (30 homes), respectively, from this joint venture.

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

                                           TOLL BROTHERS, INC.
                                           (Registrant)

Date:  September 12, 2002              By: /s/ Joel H. Rassman
                                           --------------------
                                           Joel H. Rassman
                                           Executive Vice President,
                                           Treasurer and Chief
                                           Financial Officer



Date:  September 12, 2002              By:  /s/  Joseph R. Sicree
                                            ---------------------
                                            Joseph R. Sicree
                                            Vice President -
                                            Chief Accounting Officer
                                            (Principal Accounting Officer)

                                  CERTIFICATION

I, Robert I. Toll, Chief Executive Officer of Toll Brothers, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Toll Brothers, Inc.;

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



     Date: September 12, 2002                    By: /s/ Robert I. Toll
                                                     ------------------
                                                     Robert I. Toll
                                                     Chief Executive Officer


                                  CERTIFICATION

I, Joel H. Rassman, Chief Financial Officer of Toll Brothers, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Toll Brothers, Inc.;

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



     Date: September 12, 2002                    By: /s/ Joel H. Rassman
                                                     -------------------
                                                     Joel H. Rassman
                                                     Chief Financial Officer