Form 10-K
period 2002-10-31
TOLL BROTHERS INC
filed 2003-01-13
CIK 794170

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended October 31, 2002
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ___________________ to _____________________

Commission file number 1-9186

                               TOLL BROTHERS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Delaware                          23-2416878
      -------------------------------           -------------------
      (State or other jurisdiction of            I.R.S. Employer
      incorporation or organization)            Identification No.)

  3103 Philmont Avenue, Huntingdon Valley, Pennsylvania         19006-4298
  ------------------------------------------------------        ----------
        (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code (215) 938-8000

Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange on
          Title of each class                which registered
    ------------------------------        ------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ X ] No [ ]

As of December 31, 2002 the aggregate market value of the Common Stock held by non-affiliates (all persons other than executive officers and directors of Registrant) of the Registrant was approximately $1,030,887,000.

As of December 31, 2002, there were 70,493,425 shares of Common Stock outstanding.

Documents Incorporated by Reference: Portions of the proxy statement of Toll Brothers, Inc. with respect to the 2003 Annual Meeting of Stockholders, scheduled to be held on March 20, 2003, are incorporated by reference into Items 10 through 13 hereof.

                                     PART I

ITEM 1.  BUSINESS
General

Toll Brothers, Inc., a Delaware corporation formed in May 1986, began doing business through predecessor entities in 1967. When this report uses the words "we," "us," and "our," these words refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires.

We design, build, market and arrange financing for single-family detached and attached homes in middle-income and high-income residential communities catering to move-up, empty-nester and active-adult age-qualified homebuyers in 22 states in six regions around the United States. Our communities are generally located on land we have either developed or acquired fully approved and, in some cases, improved. Currently, we operate in the major suburban residential areas of:

o    southeastern Pennsylvania and Delaware
o    central New Jersey
o    the Virginia and Maryland suburbs of Washington, D.C.
o    Baltimore County, Maryland
o    the Boston, Massachusetts metropolitan area
o    Rhode Island
o    Southern New Hampshire
o    Fairfield, New Haven and Hartford Counties, Connecticut
o    Westchester and Dutchess Counties, New York
o    the Los Angeles metropolitan area and San Diego, California
o    the San Francisco Bay area of northern California
o    Palm Springs, California
o    the Phoenix, Arizona metropolitan area
o    Raleigh and Charlotte, North Carolina
o    Dallas, Austin and San Antonio, Texas
o    the east and west coasts of Florida
o    Las Vegas, Nevada
o    Columbus, Ohio
o    Nashville, Tennessee
o    Detroit, Michigan
o    Chicago, Illinois
o    Denver, Colorado
o    the Hilton Head area of South Carolina

We continue to explore additional geographic areas for expansion.

We market our homes primarily to middle-income and upper-income buyers, emphasizing high quality construction and customer satisfaction. In the five years ended October 31, 2002, we delivered 19,387 homes from 372 communities, including 4,430 homes from 212 communities delivered in fiscal 2002.

We operate our own land development, architectural, engineering, mortgage, title, security monitoring, landscape, cable T.V., broadband Internet access, lumber distribution, house component assembly and manufacturing operations. We also own and operate golf courses and country clubs in conjunction with several of our master planned communities.

In order to take advantage of commercial real estate opportunities which may present themselves from time to time, we formed Toll Brothers Realty Trust Group (the "Trust") in 1998. The Trust is owned one-third by us, one-third by a number of our senior executives and/or directors, including Robert I. Toll, Bruce E. Toll (and members of his family), Zvi Barzilay (and members of his family) and Joel H. Rassman, and one-third by the Pennsylvania State Employees Retirement System. We provide development, finance and management services to the Trust and receive fees for our services. The Trust currently owns and operates several office buildings and an apartment complex, a portion of which is rented and a portion of which remains under construction.

At October 31, 2002, we were operating in 243 communities containing over 21,800 home sites which we owned or controlled through options. Of the 243 communities, 170 were offering homes for sale, 34 had not yet opened for sale and 39 were sold out but all home deliveries had not been completed. At October 31, 2002, we also owned or controlled through options approximately 19,000 home sites in 157 proposed communities. We expect to have approximately 185 selling communities by October 31, 2003. Of the approximately 40,800 lots owned or controlled through options at October 31, 2002, we owned approximately 25,800 of them.

At October 31, 2002, we were offering single-family detached homes at prices, excluding customized options, generally ranging from $233,000 to $1,493,000 with an average base sales price of $501,000. We were offering single-family attached homes at prices, excluding customized options, generally ranging from $166,000 to $622,000, with an average base sales price of $322,000. On average, homebuyers added approximately 21% in options and lot premiums to the base price of homes delivered in fiscal 2002.

We had backlogs of $1.87 billion (3,366 homes) at October 31, 2002 and $1.41 billion (2,727 homes) at October 31, 2001. We expect that substantially all homes in backlog at October 31, 2002 will be delivered by October 31, 2003.

In recognition of our achievements, we have received numerous awards from national, state and local homebuilder publications and associations. We are the only publicly traded national homebuilder to have won all three of the industry's highest honors: America's Best Builder (1996), the National Housing Quality Award (1995), and Builder of the Year (1988).

We attempt to reduce certain risks homebuilders encounter by controlling land for future development through options whenever possible, thus allowing us to obtain the necessary governmental approvals before acquiring title to the land; by generally commencing construction of a home only after executing an agreement of sale with a buyer; and by using subcontractors to perform home construction and land development work on a fixed-price basis. In order to obtain better terms or prices, or due to competitive pressures, we may purchase properties outright, or acquire an underlying mortgage, prior to obtaining all of the governmental approvals necessary to commence development.

For financial information pertaining to revenues, earnings and assets, please see the accompanying financial statements and notes thereto.

Our Communities

Our communities generally are located in affluent suburban areas near major highways with access to major cities. We currently operate in 22 states in six regions around the country. The following table lists the states in which we operate and the fiscal years in which we or our predecessors commenced operations:

                             Fiscal                           Fiscal
                             Year of                          Year of
        State                Entry        State               Entry
        --------------       -------      --------------      -------
        Pennsylvania         1967         Florida             1995
        New Jersey           1982         Arizona             1995
        Delaware             1987         Ohio                1997
        Massachusetts        1988         Tennessee           1998
        Maryland             1988         Nevada              1998
        Virginia             1992         Michigan            1999
        Connecticut          1992         Illinois            1999
        New York             1993         Rhode Island        2000
        California           1994         New Hampshire       2000
        North Carolina       1994         Colorado            2001
        Texas                1995         South Carolina      2002

We market our high-quality, detached, single-family homes primarily to "upscale" luxury home buyers, generally comprised of those persons who have previously owned a principal residence and who are seeking to buy a larger home - the so-called "move-up" market. We believe our reputation as a developer of homes for this market enhances our competitive position with respect to the sale of our smaller, more moderately priced detached homes, as well as our attached homes.

We also market to the 50+ year-old "empty-nester" market and believe that this market has strong growth potential. We have developed a number of home designs with features such as one-story living and first floor master bedroom suites, as well as communities with recreational amenities such as golf courses, pools, country clubs and recreation centers, that we believe appeal to this category of home buyer. We have integrated these designs and features with our other home types into our communities. The empty-nester market now accounts for approximately 30% of our home sales.

In 1999, we opened for sale our first active-adult, age-qualified community for households in which at least one member is 55 years of age. We are currently selling from ten such communities and expect to open 14 additional age-qualified communities during the next few years. In fiscal 2002, approximately 9% of new contracts signed were in active-adult communities. We believe this figure could grow to approximately 15% over the next few years.

Another part of our business is the second-home market. We have been selling in this market for several years in Arizona, California and Florida and are expanding this product line into Delaware, Maryland, Pennsylvania and South Carolina.

We believe that the demographics of our move-up, empty-nester, active-adult, age-qualified and second-home up-scale markets provide us with the potential for growth in the coming decade. According to the U.S. Census Bureau, the number of households earning $100,000 or more (in constant 2001 dollars) now stands at
15.1 million households, approximately 13.8% of all households. This group has grown at eight times the rate of increase of all U.S. households over the past two decades. According to Claritas, Inc., a provider of demographic information, approximately seven million of these households are located in our current markets.

The largest group of baby boomers, the more than four million born annually between 1954 and 1964, are now 38 to 48 years of age and in their peak move-up home buying years. The leading edge of the baby boom generation has now entered its 50s and the empty-nester market. The number of households with persons 55 to 64 years old, the focus of our age-qualified communities, is projected to increase by over 47% by the Year 2010 according to the U.S. Census Bureau. American Demographics magazine predicts that, as the baby boomers mature and become more affluent, second home ownership will grow from approximately 6.4 million homes in 2000 to 10 million homes in 2010.

We also develop master planned communities and currently have 14 such communities containing approximately 12,700 home sites. We expect to open several additional communities during the next few years. These communities, many of which contain golf courses and other country club type amenities, enable us to offer multiple home types and sizes to a broad range of move-up, empty-nester, active-adult and second-home buyers. We realize efficiencies from shared common costs such as land development and infrastructure over the several communities within the master planned community. We currently have open master planned communities in California, Florida, Michigan, North Carolina, Pennsylvania, Virginia and South Carolina.

Each single-family detached-home community offers several home plans, with the opportunity for homebuyers to select various exterior styles. We design each community to fit existing land characteristics. We strive to achieve diversity among architectural styles within an overall planned community by offering a variety of house models and several exterior design options for each house model, by preserving existing trees and foliage whenever practicable, and by curving street layouts which allow relatively few homes to be seen from any vantage point. Normally, homes of the same type or color may not be built next to each other. Our communities have attractive entrances with distinctive signage and landscaping. We believe that our added attention to community detail avoids a "development" appearance and gives each community a diversified neighborhood appearance that enhances home values.

Our attached home communities generally offer one- to four-story homes, provide for limited exterior options and often include commonly-owned recreational facilities such as playing fields, swimming pools and tennis courts.

Our Homes

In most of our single-family detached-home communities, we offer at least four different house floor plans, each with several substantially different architectural styles. In addition, the exterior of each basic floor plan may be varied further by the use of stone, stucco, brick or siding. Attached home communities generally offer two or three different floor plans with two, three or four bedrooms.

In all of our communities, a wide selection of options is available to purchasers for additional charges. The number and complexity of options typically increase with the size and base selling price of our homes. Major options include additional garages, guest suites and other additional rooms, finished lofts and extra fireplaces. On average, options purchased by our homebuyers, including lot premiums, added approximately 21% to the base price of homes purchased in fiscal 2002.

The range of base sales prices for our different lines of homes at October 31, 2002, was as follows:

     Detached Homes:
        Move-up                          $  246,000   - $  559,000
        Executive                           247,000   -    770,000
        Estate                              345,000   -  1,493,000
        Active adult, age-qualified         233,000   -    443,000

     Attached Homes:
        Flats                            $  166,000   - $  582,000
        Townhomes                           200,000   -    450,000
        Carriage homes                      276,000   -    622,000

Contracts for the sale of homes are at fixed prices. The prices at which homes are offered in a community have generally increased from time to time during the period in which that community is offering homes for sale; however, there can be no assurance that sales prices will increase in the future.

We offer some of the same basic home designs in similar communities. However, we are continuously developing new designs to replace or augment existing ones to ensure that our homes reflect current consumer tastes. We use our own architectural staff, and also engage unaffiliated architectural firms, to develop new designs. During the past year, we introduced 116 new models.

We operate in six regions around the United States. The following table summarizes by region closings and new contracts signed during fiscal 2002 and 2001, and backlog at October 31, 2002 and 2001:

                                       Closings                   New Contracts(1)                  Backlog(2)
                            -------------------------------  ----------------------------   ----------------------------
                                 Units           $Mill          Units          $Mill          Units           $Mill
                               -----------   --------------  ------------  --------------   -----------   --------------
FISCAL 2002
Northeast
(CT,MA,NH,NJ,NY,RI)                   886            465.3           895           519.5           660            384.7
Mid-Atlantic
(DE,MD,PA,VA)                       1,580            735.0         1,881           890.1         1,134            547.4
Midwest(IL,MI,OH)                     394            187.3           398           202.9           290            152.7
Southeast(FL,NC,TN)                   614            258.9           670           312.0           384            204.5
Southwest
(AZ,CO,NV,TX)                         513            270.4           707           351.4           536            268.5
West(CA)                              443            362.4           562           472.3           362            308.5
                               -----------   --------------  ------------  --------------   -----------   --------------
                                    4,430          2,279.3         5,113         2,748.2         3,366          1,866.3
                               -----------   --------------  ------------  --------------   -----------   --------------

FISCAL 2001
Northeast                             942            477.6           870           440.6           651            330.6
Mid-Atlantic                        1,395            646.1         1,549           719.1           833            392.2
Midwest                               455            211.4           534           232.3           330            151.0
Southeast                             519            233.9           535           238.7           328            151.4
Southwest                             573            286.6           498           264.7           342            187.6
West                                  474            324.9           380           278.5           243            198.6
                               -----------   --------------  ------------  --------------   -----------   --------------
Total                               4,358          2,180.5         4,366         2,173.9         2,727          1,411.4
                               -----------   --------------  ------------  --------------   -----------   --------------

(1) New contracts include $13.7 million (43 homes) and $15.4 million (52 homes) in fiscal 2002 and 2001,respectively, from an unconsolidated 50% owned joint venture.

(2) Backlog at October 31, 2002 and 2001 include $7.5 million (24 homes) and $7.8 million (25 homes) from an unconsolidated 50% owned joint venture.

The following table summarizes certain information with respect to our residential communities under development at October 31, 2002:

                                                     Homes Under
                  Number of      Homes     Homes    Contract and   Homesites
Region           Communities   Approved    Closed    Not Closed    Available
------           -----------   --------    ------    ----------    ---------

Northeast                50      4,306     1,482            660       2,164
Mid-Atlantic             75     11,778     2,871          1,134       7,773
Southeast                27      3,763     1,361            384       2,018
Southwest                40      3,847     1,209            536       2,102
Midwest                  21      2,687       941            290       1,456
West                     30      3,929       605            362       2,962
                 ----------    -------     -----      ----------    -------
     Total              243     30,310     8,469          3,366      18,475
                 ==========    =======     -====      ==========    =======

At October 31, 2002, significant site improvements had not commenced on approximately 10,900 of the 18,475 available home sites. Of the 18,475 available home sites, 1,133 were not owned by us, but were controlled through options and 43 lots were owned by a 50% owned joint venture.

Of the 243 communities under development at October 31, 2002, 170 were offering homes for sale, 34 had not yet opened for sale and 39 were sold out, but not all home deliveries had been completed. Of the 170 communities in which homes were being offered for sale, 142 were single-family detached home communities containing a total of 187 homes (exclusive of model homes) under construction but not under contract, and 28 were attached-home communities containing a total of 118 homes (exclusive of model homes) under construction but not under contract.

Land Policy

Before entering into an agreement to purchase a land parcel, we complete extensive comparative studies and analyses on detailed company-designed forms that assist us in evaluating the acquisition. We generally attempt to enter into option agreements to purchase land for future communities. However, in order to obtain better terms or prices, or due to competitive pressures, we may acquire property outright from time to time. In addition, we have, at times, acquired the underlying mortgage on a property and subsequently obtained title to that property.

Our options, or agreements, to purchase land are generally entered into on a non-recourse basis, thereby limiting our financial exposure to the amounts invested in property approval and pre-development costs. The use of options or purchase agreements may increase the price of land that we eventually acquire, but significantly reduces our risk by allowing us to obtain the necessary development approvals before acquiring the land. As approvals are obtained, the values of the options, purchase agreements and land generally increases. We have the ability to extend many of these options for varying periods of time, in some cases by making an additional payment and, in other cases, without any additional payment. Our purchase agreements are typically subject to numerous conditions including, but not limited to, our ability to obtain necessary governmental approvals for the proposed community. Often, our down payment on an agreement will be returned to us if all approvals are not obtained, although pre-development costs may not be recoverable. We generally have the right to cancel any of our agreements to purchase land by forfeiture of our payment on the agreement. In such instances, we generally are not able to recover any pre-development costs.

Our ability to continue development activities over the long-term will be dependent upon our continued ability to locate and enter into options or agreements to purchase land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of such land.

While we believe that there is significant diversity in our existing markets and that this diversity provides some protection from the vagaries of individual local economies, we believe that greater geographic diversification will provide additional protection and more opportunities for growth. We continue to look to enter new markets.

The following is a summary, at October 31, 2002, of the parcels of land that we either owned or controlled through options or purchase agreements for proposed communities, as distinguished from those currently under development:

                       Number of              Number of
Region                Communities           Homes Planned
------------          -----------           -------------

Northeast                     49                    5,605
Mid-Atlantic                  72                    8,931
Southeast                      6                      931
Southwest                     16                    2,061
Midwest                        7                      957
West                           7                      518
                      ----------             ------------
       Total                 157                   19,003
                      ==========             ============

Of the 19,003 planned home sites, 5,114 of them were owned by us. At October 31, 2002, the aggregate purchase price of land parcels under option and purchase agreements was approximately $860 million, of which we had paid or deposited approximately $64 million.

We evaluate all of the land under our control for proposed communities on an ongoing basis with respect to economic and market feasibility. During the year ended October 31, 2002, such feasibility analyses resulted in approximately $2.5 million of capitalized costs related to proposed communities being charged to expense because they were no longer deemed to be recoverable.

There can be no assurance that we will be successful in securing the necessary development approvals for the land currently under our control or for land we may acquire control of in the future or that, upon obtaining such development approvals, we will elect to complete the purchases of land under option or complete the development of land that we own. We have generally been successful in the past in obtaining governmental approvals, have substantial land currently under control for which we have obtained or are seeking approvals (as set forth in the table above), and devote significant resources to locating suitable land for future development and to obtaining the required approvals on land under our control. Failure to locate sufficient suitable land or to obtain necessary governmental approvals may impair our ability over the long-term to maintain current levels of development activities.

We believe that we have an adequate supply of land in our existing communities or held for future development (assuming that all properties are developed) to maintain our operations at current levels for several years.

Community Development

We expend considerable effort in developing a concept for each community, which includes determining the size, style and price range of the homes, the layout of the streets and individual lots, and the overall community design. After obtaining the necessary governmental subdivision and other approvals, which may take several years, we improve the land by grading and clearing it; installing roads, recreational amenities and underground utility lines; erecting distinctive entrance structures; and staking out individual home sites.

Each community is managed by a project manager who is usually located at the site. Working with sales staff, construction managers, marketing personnel and, when required, other in-house and outside professionals such as accountants, engineers, architects and legal counsel, the project manager is responsible for supervising and coordinating the various developmental steps from the approval stage through land acquisition, marketing, selling, construction and customer service, and for monitoring the progress of work and controlling expenditures. Major decisions regarding each community are made in consultation with senior members of our management team.

We recognize revenue from home sales only when title and possession of a home are transferred to the buyer, which generally occurs shortly after home construction is substantially completed. The most significant variable affecting the timing of our revenue stream, other than housing demand, is receipt of final land regulatory approvals, which, in turn, permits us to begin the process of obtaining executed sales contracts from home buyers. Receipt of such final approvals is not seasonal. Although our sales and construction activities vary somewhat by season, which affects the timing of closings, any such seasonal effect is relatively insignificant compared to the effect of receipt of final governmental approvals.

Subcontractors perform all home construction and land development work, generally under fixed-price contracts. We act as a general contractor and purchase some, but not all, of the building supplies we require. See "Manufacturing/Distribution Facilities" in Item 2. While we have experienced some shortages from time to time in the availability of subcontractors in some markets, we do not anticipate any material effect from these shortages on our home building operations.

Our construction managers and assistant construction managers coordinate subcontracting activities and supervise all aspects of construction work and quality control. One of the ways we seek to achieve home buyer satisfaction is by providing our construction managers with incentive compensation arrangements based on each home buyer's satisfaction as expressed by their responses on pre-closing and post-closing questionnaires.

We maintain insurance, subject to deductibles and self-insured retentions, to protect us against various risks associated with our activities including, among others, general liability, "all-risk" property, workers' compensation, automobile, and employee fidelity. We accrue for our expected costs associated with the deductibles and self-insured retentions.

Marketing

We believe that our marketing strategy, which emphasizes our more expensive "Estate" and "Executive" lines of homes, has enhanced our reputation as a builder-developer of high-quality upscale housing. We believe this reputation results in greater demand for all of our lines of homes. To enhance this image, we generally include attractive decorative features such as chair rails, crown moldings, dentil moldings, vaulted and coffered ceilings and other aesthetic elements, even in our less expensive homes, based on our belief that this additional construction expense improves our marketing and sales effort.

In determining the prices for our homes, we utilize, in addition to management's extensive experience, an internally developed value analysis program that compares our homes with homes offered by other builders in each local marketing area. In our application of this program, we assign a positive or negative dollar value to differences between our product features and those of our competitors, such as house and community amenities, location and reputation.

We expend great effort in designing and decorating our model homes, which play an important role in our marketing. In our models, we create an attractive atmosphere, with bread baking in the oven, fires burning in fireplaces, and music playing in the background. Interior decorating varies among the models and is carefully selected to reflect the lifestyles of prospective buyers. During the past several years, we have received numerous awards from various homebuilder associations for our interior merchandising.

We typically have a sales office in each community that is staffed by our own sales personnel. Sales personnel are generally compensated with both salary and commission. A significant portion of our sales is derived from the introduction of customers to our communities by local cooperating realtors.

We advertise extensively in newspapers, other local and regional publications, and on billboards. We also use videotapes and attractive color brochures to market our communities. The Internet is also an important resource we use in marketing and providing information to our customers. A visitor to our award winning website, www.tollbrothers.com, can obtain detailed information regarding our communities and homes across the country and take panoramic or video tours of our homes.

All our homes are sold under our limited warranty as to workmanship and mechanical equipment. Many homes also come with a limited ten-year warranty as to structural integrity.

Competition

The homebuilding business is highly competitive and fragmented. We compete with numerous homebuilders of varying sizes, ranging from local to national in scope, some of which have greater sales and financial resources than we have. Sales of existing homes also provide competition. We compete primarily on the basis of price, location, design, quality, service and reputation; however, we believe our financial stability, relative to others in our industry, has become an increasingly favorable competitive factor.

Regulation and Environmental Matters

We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular property or locality. In a number of our markets, there has been an increase in state and local legislation authorizing the acquisition of land as dedicated open space, mainly by governmental, quasi-public and non-profit entities. In addition, we are subject to various licensing, registration and filing requirements in connection with the construction, advertisement and sale of homes in our communities. Although these laws have increased our overall costs, they have not had a material effect on us, except to the extent that their application may have delayed the opening of communities or caused us to conclude that development of a proposed community would not be economically feasible, even if any or all necessary governmental approvals were obtained. See "Land Policy" in this Item 1. We also may be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums in one or more of the areas in which we operate. Generally, such moratoriums relate to insufficient water or sewage facilities, or inadequate road capacity.

In order to secure certain approvals, in some areas, we may have to provide affordable housing at below market rental or sales prices. The impact on us will depend on how the various state and local governments in the areas in which we engage, or intend to engage, in development, implement their programs for affordable housing. To date, these restrictions have not had a material impact on us.

We also are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of public health and the environment ("environmental laws"). The particular environmental laws that apply to any given community vary greatly according to the location and environmental condition of the site, and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance and other costs, and/or may prohibit or severely restrict development in certain environmentally sensitive regions or areas.

We maintain a policy of engaging independent environmental consultants to evaluate land for the potential of hazardous or toxic materials, wastes or substances before consummating an acquisition. Because we generally have obtained such assessments for the land we have purchased, we have not been significantly affected to date by the presence of such materials.

Employees

At October 31, 2002, we employed 2,960 full-time persons; of these, 120 were in executive positions, 344 were engaged in sales activities, 309 were in project management activities, 1,183 were in administrative and clerical activities, 686 were in construction activities, 154 were in architectural and engineering activities and 164 were in manufacturing and distribution. We consider our employee relations to be good.

Factors That May Affect Our Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of
1995)

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by
us) contains or may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words like "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "can," "could," "might" and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements include information relating to anticipated operating results, financial resources, changes in revenues, changes in profitability, interest expense, growth and expansion, anticipated income to be realized from our investments in joint ventures and the Toll Brothers Realty Trust Group, the ability to acquire land, the ability to gain approvals and to open new communities, the ability to sell homes and properties, the ability to deliver homes from backlog, the ability to secure materials and subcontractors, the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities in the future, and stock market valuations. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases and in other material released to the public.

Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Many factors mentioned in this report or in other reports or public statements made by us, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. The following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below, including factors unknown to us and factors known to us which we have not determined to be material, could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

        We operate in a very competitive environment, which is characterized by competition from a number of other homebuilders in each market in which we operate. Actions or changes in plans by competitors may negatively affect us.

        Our business can be affected by changes in general economic and market conditions, as well as local economic and market conditions where our operations are conducted and where prospective purchasers of our homes live.

        The impact and uncertainties created by the September 11, 2001 terrorist attacks and the consequences of any future terrorist attacks, as well as other events affecting the national and world economies, may affect our business.

        The plans for future development of our residential communities can be affected by a number of factors including, for example, time delays in obtaining necessary governmental permits and approvals and legal challenges to our proposed communities.

        Our operations depend on our ability to continue to obtain land for the development of residential communities at reasonable prices. Changes in competition, availability of financing, customer trends and market conditions may impact our ability to obtain land for new residential communities.

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

        The interest rate on our revolving credit facility is subject to fluctuation based on changes in short-term interest rates, the amount of borrowings we have incurred and the ratings which national rating agencies assign to our outstanding debt securities. Our interest expense could increase as a result of these factors.

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

        Claims have been brought against us in various legal proceedings which have not had, and are not expected to have, a material adverse effect on the business or on our financial condition; however, additional legal and tax claims may arise from time to time, and it is possible that our cash flows and results of operations could be affected from time to time by the resolution of one or more of such matters.

        We are subject to construction defect and home warranty claims arising in the ordinary course of business. These claims are common in the homebuilding industry and can be costly. In addition, the costs of insuring against construction defects and product liability claims are high, the amount of coverage offered by insurance companies is currently limited, and the amounts of deductibles and self insured retentions are high. There can be no assurance that this coverage will not be further restricted or become more costly. If we are not able to obtain adequate insurance against these claims, we may experience losses that could hurt our business.

        There is intense competition to attract and retain management and key employees in the markets where our operations are conducted. Our business could be adversely affected if we are unable to recruit or retain key personnel in one or more of the markets in which we conduct our operations.

Available Information

         We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). These filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference room located at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

         Our principal Internet address is www.tollbrothers.com. We make available free of charge on www.tollbrothers.com our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

         In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

                                   Toll Brothers, Inc.
                                   3103 Philmont Ave.
                                   Huntington Valley, PA 19006
                                   Attention: Director of Investor Relations
                                   Telephone: (215) 938-8000


ITEM 2.    PROPERTIES

Headquarters

Our corporate offices, which we own, contain approximately 70,000 square feet, and are located at 3103 Philmont Avenue, Huntingdon Valley, Montgomery County, Pennsylvania.

Manufacturing/Distribution Facilities

We own a facility of approximately 200,000 square feet located in Morrisville, Pennsylvania. We also own a facility of approximately
100,000 square feet located in Emporia, Virginia, which we acquired in 1999. In both facilities we manufacture open wall panels, roof and floor trusses, and certain interior and exterior millwork to supply a portion of our construction needs. These operations also permit us to purchase wholesale lumber, plywood, windows, doors, certain other interior and exterior millwork and other building materials to supply to our communities. We believe that increased efficiency, cost savings and productivity result from the operation of these plants and from the wholesale purchase of material. The Pennsylvania plant generally does not sell or supply to any purchaser other than to us, while the Virginia plant sells wall panels and roof and floor trusses to us as well as to a small number of outside purchasers.

Regional and Other Facilities

We lease office and warehouse space in various locations, none of which is material to our business.


ITEM 3.    LEGAL PROCEEDINGS

We are involved in various claims and litigation arising principally in the ordinary course of business. We believe that the disposition of these matters will not have a material adverse effect on our business or our financial condition. There are no proceedings required to be disclosed pursuant to Item 103 of Regulation S-K.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended October 31, 2002.


Item 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT

The following table includes information with respect to all of our executive officers at October 31, 2002. All executive officers serve at the pleasure of our Board of Directors.

          Name                       Age                  Positions

      Robert I. Toll                 61           Chairman of the Board,
                                                  Chief Executive Officer
                                                  and Director

      Zvi Barzilay                   56           President, Chief Operating
                                                  Officer and Director

      Joel H. Rassman                57           Executive Vice President,
                                                  Treasurer, Chief Financial
                                                  Officer and Director

Robert I. Toll, with his brother Bruce E. Toll, the Vice Chairman of the Board and a Director of Toll Brothers, Inc., co-founded our predecessors' operations in 1967. Robert I. Toll has been our Chief Executive Officer and Chairman of the Board since our inception.

Zvi Barzilay joined us as a project manager in 1980 and has been an officer since 1983. Mr. Barzilay was elected a Director of Toll Brothers, Inc. in 1994. He has held the position of Chief Operating Officer since May 1998 and the position of President since November 1998.

Joel H. Rassman joined us as Senior Vice President, Chief Financial Officer and Treasurer in 1984. Mr. Rassman has been a Director of Toll Brothers, Inc. since 1996. He has held the position of Executive Vice President since May 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Our common stock is principally traded on the New York Stock Exchange (Symbol:
TOL). It is also listed on the Pacific Exchange.

The following table sets forth the price range of our common stock on the New York Stock Exchange for each fiscal quarter during the two years ended October 31, 2002. All amounts reflect a 2-for-1 stock split in the form of a stock dividend that occurred in March 2002.

                                  Three Months Ended
                                  ------------------
                     October 31   July 31   April 30   January 31
                     ----------   -------   --------   ----------
         2002
            High       $ 27.20    $ 31.80    $ 30.20     $ 23.20
            Low        $ 17.76    $ 20.81    $ 20.93     $ 15.42

         2001
            High       $ 20.12    $ 22.07    $ 19.85     $ 22.63
            Low        $ 12.93    $ 15.20    $ 16.20     $ 15.60

We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so; rather, we will follow a policy of retaining earnings in order to finance the continued growth of our business.

The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our earnings, capital requirements, our operating and financial condition, and any contractual limitation then in effect. In this regard, our senior subordinated notes contain restrictions on the amount of dividends we may pay on our common stock. In addition, our bank revolving credit agreement and bank term loan require the maintenance of minimum consolidated stockholders' equity, which restricts the amount of dividends we may pay. At October 31, 2002, under the most restrictive of these provisions, we could have paid up to approximately $350 million of cash dividends.

At October 31, 2002, there were approximately 744 record holders of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and housing data at and for each of the five fiscal years ended October 31, 2002. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in this report beginning at page F-1, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this report.

Summary Consolidated Income Statement Data (amounts in thousands, except per share data)(share and per share amounts have been adjusted for a two-for-one stock split in March 2002):

Year ended October 31
                                  2002               2001              2000               1999               1998
                             ----------------   ----------------  ----------------  ------------------  ----------------
Revenues                          $2,328,972         $2,229,605        $1,814,362      $1,464,115         $1,210,816
                             ================   ================  ================  ==================  ================
Income before
 income taxes and
 extraordinary item                 $347,318           $337,889          $230,966        $162,750           $134,293
                             ================   ================  ================  ==================  ================
Income before
 extraordinary item                 $219,887           $213,673          $145,943        $103,027            $85,819
Extraordinary loss                                                                         (1,461)            (1,115)
                             ----------------   ----------------  ----------------  ------------------  ----------------
Net income                          $219,887           $213,673          $145,943        $101,566            $84,704
                             ================   ================  ================  ==================  ================

Earnings per share:
Basic:
Income before
 extraordinary item                    $3.12              $2.98             $2.01           $1.40              $1.18
Extraordinary loss                                                                          (0.02)             (0.02)
                             ----------------   ----------------  ----------------  ------------------  ----------------
Net income                             $3.12              $2.98             $2.01           $1.38              $1.16
                             ----------------   ----------------  ----------------  ------------------  ----------------
Weighted average
  number of shares
  outstanding                         70,472             71,670            72,537          73,378             72,965

Diluted:

Income before
 extraordinary item                    $2.91              $2.76             $1.95           $1.38              $1.12
Extraordinary loss                                                                          (0.02)             (0.01)
                             ----------------  ------------------ ----------------   ----------------   ----------------
Net income                             $2.91              $2.76             $1.95           $1.36              $1.11
                             ----------------   ----------------  ----------------  ------------------  ----------------
Weighted average
  number of shares
  outstanding                         75,480             77,367            74,825          74,872             76,721

Summary Consolidated Balance Sheet Data(amounts in thousands):

As of October 31:                 2002               2001              2000               1999               1998
                             ----------------   ----------------  ----------------  ------------------  ----------------
Inventory                         $2,551,061         $2,183,541        $1,712,383          $1,443,282        $1,111,223
                             ================   ================  ================  ==================  ================
Total assets                      $2,895,365         $2,532,200        $2,030,254          $1,668,062        $1,254,468
                             ================   ================  ================  ==================  ================
Debt
 Loans payable                      $253,194           $362,712          $326,537            $213,317          $182,292
 Mortgage company
   warehouse loan                     48,996             24,754
 Subordinated notes                  819,663            669,581           469,499             469,418           269,296
                             ----------------   ----------------  ----------------  ------------------  ----------------
Total debt                        $1,121,853         $1,057,047          $796,036            $682,735          $451,588
                             ================   ================  ================  ==================  ================
Stockholders' equity              $1,129,509           $912,583          $745,145            $616,334          $525,756
                             ================   ================  ================  ==================  ================

Housing Data

Fiscal year:                      2002               2001              2000               1999               1998
                             ----------------   ----------------  ----------------  ------------------  ----------------
Number of homes
 closed                                4,430              4,358             3,945               3,555             3,099
Sales value of
 homes closed
 (in thousands)                   $2,279,261         $2,180,469        $1,762,930          $1,438,171        $1,206,290
Number of homes
 contracted(1)                         5,113              4,366             4,418               3,845             3,387
Sales value of
 homes contracted
 (in thousands)(1)                $2,748,171         $2,173,938        $2,149,366          $1,640,990        $1,383,093

As of October 31
Number of homes
 in backlog(1)                         3,366              2,727             2,779               2,381             1,892
Sales value of
 homes in backlog(1)              $1,866,294         $1,411,374        $1,434,946          $1,067,685          $814,714

(1) New contracts for fiscal 2002 and 2001 included $13.7 million (43 homes) and $15.4 million (52 homes), respectively, from an unconsolidated 50% owned joint venture. Backlog as of October 31, 2002 and 2001 included $7.5 million (24 homes) and $7.8 million (25 homes), respectively, from this joint venture.


Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the recognition of income and expenses, impairment of assets, estimates of future improvement costs, capitalization of costs, provision for litigation, insurance and warranty claims and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions or conditions.

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Basis of Presentation
Our financial statements include the accounts of Toll Brothers, Inc. and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in 20% to 50% owned partnerships and affiliates are accounted for on the equity method. Investments in less than 20% owned entiites are accounted for on the cost method.

Inventory
Inventory is stated at the lower of cost or fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". In addition to direct acquisition, land development and home construction costs, costs include interest, real estate taxes and direct overhead costs related to development and construction, which are capitalized to inventories during the period beginning with the commencement of development and ending with the completion of construction.

It takes approximately four to five years to fully develop, sell and deliver all the homes in one of our typical communities. Longer or shorter time periods are possible depending on the number of home sites in a community. Our master planned communities, consisting of several smaller communities, may take up to 10 years to complete. Since our inventory is considered a long-lived asset under accounting principles generally accepted in the United States, we are required to review the carrying value of each of our communities and writedown the value of those communities for which we believe the values are not recoverable. When the profitability of a current community deteriorates or the sales pace declines significantly or some other factor indicates a possible impairment in the recoverability of the asset, we evaluate the property in accordance with the guidelines of SFAS No. 121. If this evaluation indicates an impairment loss should be recognized, we charge cost of sales for the estimated impairment loss in the period determined.

In addition, we review all the land held for future communities or future sections of current communities, whether owned or under contract, to determine whether or not we expect to proceed with the development of the land. Based upon this review, we decide: (a) as to land that is under a purchase contract but not owned, whether the contract will be terminated or renegotiated; and (b) as to land we own, whether the land can be developed as contemplated or in an alternative manner, or should be sold. We then further determine which costs that have been capitalized to the property are recoverable and which costs should be written off.

Income Recognition
Revenue and cost of sales are recorded at the time each home, or lot, is closed and title and possession are transferred to the buyer.

Land, land development and related costs (both incurred and estimated to be incurred in the future) are amortized to the cost of homes closed based upon the total number of homes to be constructed in each community. Any changes to the estimated costs subsequent to the commencement of delivery of homes are allocated to the remaining undelivered homes in the community. Home construction and related costs are charged to the cost of homes closed under the specific identification method.

The estimated land, common area development and related costs of master planned communities (including the cost of golf courses, net of their estimated residual value) are allocated to individual communities within a master planned community on a relative sales value basis. Any change in the estimated costs are allocated to the remaining lots in each of the communities of the master planned community.

Joint Venture Accounting
We have investments in three joint ventures with independent third parties to develop and sell land that was owned or currently is owned by our venture partners. We recognize our share of earnings from the sale of lots to other builders. We do not recognize earnings from lots we purchase, but instead reduce our cost basis in these lots by our share of the earnings on those lot sales. We have agreed to purchase 180 lots from one of the ventures and have the right to purchase up to 385 lots from the second. The third venture has sold all the land that it owned and is currently in the process of completing the final land improvements which could take 12 months or more to finish. The joint ventures also participate in the profits earned on home sales from the lots sold to other builders above certain agreed upon levels. At October 31, 2002, we had approximately $12.7 million invested in these joint ventures and were committed to contribute additional capital of approximately $30 million if the joint ventures require it.

In addition, we effectively own one-third of Toll Brothers Realty Trust Group (the "Trust"), which was formed with a number of our senior executives and directors and with the Pennsylvania State Employees Retirement System to take advantage of commercial real estate opportunities that may present themselves from time to time. We provide development, finance and management services to the Trust and receive fees under various agreements. At October 31, 2002, our investment in the Trust was $7.5 million. We also entered into a subscription agreement whereby each group of investors agreed to invest an additional $9.3 million if required by the Trust. The original subscription agreement, which was to expire in June 2002, was extended to August 2003. The Trust currently owns and operates several office buildings and an apartment complex, a portion of which is rented and a portion of which remains under construction.

We also own 50% of a joint venture with an unrelated third party that is currently selling and building an active-adult, age-qualified community. At October 31, 2002, our investment was $1.2 million in this joint venture. We do not have any further commitment to contribute additional capital to this joint venture.

We do not currently guarantee any indebtedness of the joint ventures or the Trust. Our total commitment to these entities is not material to our financial condition. These investments are accounted for on the equity method.

RESULTS OF OPERATIONS

The following table provides a comparison of certain income statement items related to our operations (amounts in millions):

Year ended October 31,                             2002                    2001                       2000
                                     ---------------  -------  --------------  ----------  --------------  --------
                                              $           %          $             %             $            %
                                     ---------------  -------  --------------  ----------  --------------  --------
Home sales
   Revenues                                 2,279.3                  2,180.5                     1,762.9
   Costs                                    1,655.3     72.6         1,602.3        73.5         1,337.1      75.8
                                     ---------------           --------------              --------------
Land sales
   Revenues                                    36.2                     27.5                        38.7
   Costs                                       25.7     70.9            21.5        78.0            29.8      77.0
                                     ---------------           --------------              --------------
Equity earnings in
   unconsolidated joint
   ventures                                     1.9                      6.8                         3.3
Interest and other                             11.7                     14.9                         9.5
                                     ---------------           --------------              --------------
Total revenues                              2,329.0                  2,229.6                     1,814.4
                                     ---------------           --------------              --------------
Selling, general and
   administrative expenses                    236.1     10.1           209.7         9.4           170.4       9.4
Interest expense                               64.5      2.8            58.2         2.6            46.2       2.5
                                     ---------------           --------------
                                                                                           --------------
Total costs and expenses                    1,981.7     85.1         1,891.7        84.8         1,583.4      87.3
                                     ---------------           --------------              --------------
Operating income                              347.3     14.9           337.9        15.2           231.0      12.7
                                     ===============           ==============              ==============

Note: Percentages for selling, general and administrative expenses, interest expense, total costs and expenses, and operating income are based on total revenues. Amounts may not add due to rounding.

FISCAL 2002 COMPARED TO FISCAL 2001

Home Sales
Home sales revenues for fiscal 2002 were higher than those for fiscal 2001 by approximately $99 million, or 5%. The revenue increase was attributable to a 2% increase in the number of homes delivered and a 3% increase in the average price of the homes delivered. The increase in the average price of the homes delivered in fiscal 2002 was principally the result of increased base selling prices and an increase in the average value of options and lot premiums that our buyers paid. In fiscal 2002, our buyers paid approximately 21% above the base selling price for options and lot premiums.

The slight increase in the number of homes delivered in fiscal 2002 was due primarily to the small increase in the number of delivering communities and a slight decline in the number of homes delivered per community.

We have encountered and continue to encounter delays in the opening of new communities and new sections of existing communities due to increased governmental regulation in many of the markets in which we operate. These delays resulted in a decline in the number of selling communities we had in the later part of fiscal 2000, which did not reverse until the middle of fiscal 2001. In addition, it often takes more than nine months from the signing of an agreement of sale to the delivery of a home to a buyer. Because of the delays in the opening of new communities in fiscal 2000 and 2001 and the long period of time before a new community can start delivering homes once it opens for sale, the increase in the average number of communities delivering homes in fiscal 2002 compared to fiscal 2001 was slight.

The number of homes delivered per community in fiscal 2002 declined slightly compared to fiscal 2001. This decline was primarily due to the decline in backlog at October 31, 2001 as compared to October 31, 2000 and a softness in new contract signings that we encountered in the first portion of the first quarter of fiscal 2002. The decline in backlog at October 31, 2001 and the softness in the first part of the first quarter of fiscal 2002 were due primarily to the slowing economy exacerbated by the tragic events of September 11, 2001.

The value of new sales contracts signed was $2.75 billion (5,113 homes) in fiscal 2002, a 26% increase over the $2.17 billion (4,366 homes) signed in fiscal 2001. This increase is attributable to a 17% increase in the number of homes sold and an 8% increase in the average selling price of the homes (due primarily to the location and size of homes sold and increases in base selling prices). The increase in the number of homes sold is attributable to an increase in the number of communities from which we were selling and the continued demand for our homes. At October 31, 2002, we were selling from 170 communities compared to 155 communities at October 31, 2001.

We believe that the demand for our homes is attributable to an increase in the number of affluent households, the maturation of the baby boom generation, a constricted supply of available new home sites, attractive mortgage rates and the belief on the part of potential customers that the purchase of a home is a stable investment in the current period of economic uncertainty. At October 31, 2002, we had over 40,800 home sites under our control nationwide in markets we consider to be affluent.

At October 31, 2002, our backlog of homes under contract was $1.87 billion (3,366 homes), 32% higher than the $1.41 billion (2,727 homes) backlog at October 31, 2001. The increase in backlog is primarily attributable to the increase in the number of new contracts signed and the increased prices of the homes sold during fiscal 2002 as previously discussed. Based on the size of our current backlog, the continued demand for our homes, the increased number of selling communities from which we are operating and the additional communities we expect to open in the early part of fiscal 2003, we believe that we will deliver approximately 5,000 homes in fiscal 2003 and the average delivered price of those homes will be between $530,000 and $540,000.

Home costs as a percentage of home sales revenues decreased to 72.6% in fiscal 2002 compared to 73.5% in fiscal 2001. The decrease was largely the result of selling prices increasing at a greater rate than costs, lower land and improvement costs, improved operating efficiencies and lower inventory writedowns, offset in part by the cost of increased sales incentives provided to customers in the later part of the fourth quarter of fiscal 2001 and the beginning of the first quarter of fiscal 2002. These incentives were used to help increase new contract signings which were adversely affected by the economic slowdown in the later part of fiscal 2001 and the effect the tragic events of September 11, 2001 had on new orders. We incurred $6.1 million in write-offs in fiscal 2002 as compared to $13.0 million in fiscal 2001. In fiscal 2003, we expect that home costs will increase slightly as a percentage of home sales revenues due primarily to geographic and product mix changes.

Land Sales
We are developing several master planned communities in which we sell land to other builders. The amount of land sales will vary from year to year depending upon the scheduled timing of the delivery of the land parcels. Land sales amounted to $36.2 million for fiscal 2002, as compared to $27.5 million for fiscal 2001. In fiscal 2003, land sales are expected to amount to approximately $20 million.

Equity Earnings in Unconsolidated Joint Ventures
We are a party to several joint ventures and in Toll Brothers Realty Trust Group (the "Trust"). We recognize income for our proportionate share of the earnings from these entities. (See "Critical Accounting Policies - Joint Venture Accounting" for a narrative of our investment in and commitments to these entities.) In fiscal 2002 and 2001, only two of the joint ventures were operating. We recognized $1.9 million of earnings from these entities in fiscal 2002 compared to $6.8 million in fiscal 2001. The decline in earnings was caused by the reduction in the number of lots delivered by one of the joint ventures in fiscal 2002 compared to fiscal 2001. The reduction in fiscal 2002 was the result of fewer lots being available for sale by the joint venture due to the delivery of the last lots owned by it. Earnings from joint ventures will vary significantly from year to year depending on the level of activity of the entities. For fiscal 2003, we expect to realize approximately $4 million of income from our investments in the joint ventures and the Trust.

Interest and Other Income
Interest and other income decreased $3.2 million in fiscal 2002 compared to fiscal 2001. The decrease was principally due to a decrease in interest income, a decrease in earnings from our ancillary businesses and a non-recurring gain in the fiscal 2001 from the sale of an office building constructed by us, offset, in part, by increased income from retained customer deposits.

Selling, General and Administrative Expenses ("SG&A")
SG&A spending increased by $26.4 million or 12.6% in fiscal 2002 as compared to fiscal 2001 and increased as a percentage of revenues from 9.4% in fiscal 2001 to 10.1% in fiscal 2002. The increased spending was principally due to the costs incurred by the greater number of selling communities that we had during fiscal 2002 as compared to fiscal 2001, costs associated with the continued expansion of the number of new communities and increased insurance costs, offset, in part, by the discontinuance of amortization of goodwill pursuant to our adoption of Statement of Financial Accounting Standards Board No. 142 in November 2001. We expect to open approximately 70 communities in fiscal 2003 as compared to 57 in fiscal 2002. In fiscal 2003, we expect SG&A will increase slightly as a percentage of total revenues compared to fiscal 2002.

FISCAL 2001 COMPARED TO FISCAL 2000

Home Sales
Home sales revenues for fiscal 2001 were higher than those for fiscal 2000 by approximately $418 million, or 24%. The revenue increase was primarily attributable to a 12% increase in the average price of the homes delivered and a 10% increase in the number of homes delivered. The increase in the average price of the homes delivered was the result of increases in selling prices, a shift in the location of homes delivered to more expensive areas and an increase in the dollar amount of options that our home buyers selected. During fiscal 2001, our homebuyers paid approximately 21% above the base selling price of a home for options and lot premiums, compared to 19% in fiscal 2000. The increase in the number of homes delivered was primarily due to the larger backlog of homes to be delivered at the beginning of fiscal 2001 as compared to fiscal 2000.

The value of new sales contracts signed was $2.17 billion (4,366 homes) and $2.15 billion (4,418 homes) for fiscal 2001 and fiscal 2000, respectively. The increase in the value of new contracts signed in fiscal 2001 was primarily attributable to an increase in the average selling price of the homes (due primarily to an increase in base selling prices, a shift in the location of homes sold to more expensive areas and an increase in the dollar amount of options selected by our home buyers), offset, in part, by a decrease in the average number of communities in which we were offering homes for sale and the resulting decrease in the number of homes for which we signed sales contracts. The decrease in the number of communities was the result of increased regulatory requirements that delayed the opening of some new communities and new sections of some existing communities.

At October 31, 2001, the backlog of homes under contract was $1.41 billion (2,727 homes), as compared to the $1.43 billion (2,779 homes) backlog at October 31, 2000.

The terrorist attacks of September 11, 2001 impacted us most severely in the first few weeks immediately after the events as consumer confidence dropped, the stock market declined and our business slowed. In the six-week period following October 31, 2001, the total number of deposits was approximately 12% higher than the same period of fiscal 2000. On a per-community basis, deposits were down approximately 2% over the same period. Compared to the previous five-year average for the six-week period, deposits were approximately 6% higher on a per-community basis.

Home costs as a percentage of home sales revenues decreased in fiscal 2001 as compared to fiscal 2000. The decrease was largely the result of selling prices increasing at a greater rate than costs, lower land and improvement costs, and improved operating efficiencies, offset, in part, by higher inventory writedowns. We incurred $13.0 million in write-offs in fiscal 2001, as compared to $7.4 million in fiscal 2000.

Land Sales
In fiscal 2001, we operated a land development and sales operation in our South Riding master planned community located in Loudoun County, Virginia. Land sales amounted to $27.5 million for fiscal 2001 compared to $38.7 million in fiscal 2000. The decrease in land sales in fiscal 2001 as compared to fiscal 2000 was due to fewer lots being available for sale in South Riding in fiscal 2001 than in 2000, offset, in part, by increased sales of lots from several of our other master planned communities.

Equity Earnings in Unconsolidated Joint Ventures
In fiscal 1998, we entered into a joint venture to develop and sell land owned by our venture partner. Under the terms of the agreement, we have the right to purchase up to a specified number of lots with the majority of the lots to be sold to other builders. In fiscal 2000, the joint venture sold its first group of home sites to other builders and to us. We recognize our share of earnings from the sale of lots to other builders. We do not recognize earnings from lots we purchase; instead, we reduce our cost basis in these lots by our share of the earnings of the joint venture from the sale of these lots.

Interest and Other Income
Interest and other income increased approximately $5.4 million in fiscal 2001 as compared to fiscal 2000. The increase was principally due to an increase in interest income, the gain from the sale of an office building constructed by us in fiscal 2001, and an increase in earnings from our ancillary businesses, offset in part by reduced management fee income and gains from the sale of miscellaneous assets recognized in fiscal 2000.

Selling, General and Administrative Expenses ("SG&A")
SG&A spending increased by $39.4 million, or 23%, in fiscal 2001 as compared to fiscal 2000. This increased spending was primarily due to the increase in home revenues in fiscal 2001 over fiscal 2000, and costs related to the development of our master planned communities. SG&A as a percentage of total revenues was the same in fiscal 2001 and fiscal 2000.

INTEREST EXPENSE

We determine interest expense on a specific lot-by-lot basis for our homebuilding operations and on a parcel-by-parcel basis for land sales.

As a percentage of total revenues, interest expense varies depending on many factors including the period of time that we owned the land, the length of time that the homes delivered during the period were under construction, and the interest rates and the amount of debt carried by us in proportion to the amount of our inventory during those periods. Interest expense as a percentage of revenues was slightly higher in fiscal 2002 as compared to fiscal 2001 and was slightly higher in fiscal 2001 than fiscal 2000.

INCOME BEFORE INCOME TAXES

Income before income taxes increased 2.8% in fiscal 2002 compared to fiscal 2001 and increased 46.3% in fiscal 2001 compared to fiscal 2000.

INCOME TAXES

Income taxes for fiscal 2002, 2001 and 2000 were provided at effective rates of 36.7%, 36.8% and 36.8%, respectively.

CAPITAL RESOURCES AND LIQUIDITY

Funding for our operations has been provided principally by cash flow from operations, unsecured bank borrowings and the public debt markets.

Cash flow from operations, before inventory additions, has improved as operating results have improved. One of the main factors that determines cash flow from operations, before inventory additions, is the level of revenues from the delivery of homes and land sales. We anticipate that cash flow from operations, before inventory additions, will continue to be strong. We have used our cash flow from operations, before inventory additions, bank borrowings and public debt to: acquire additional land for new communities; fund additional expenditures for land development; fund construction costs needed to meet the requirements of our increased backlog and the increasing number of communities in which we are offering homes for sale; repurchase our stock; and repay debt. We expect that our inventory will continue to increase and we are currently negotiating and searching for additional opportunities to obtain control of land for future communities. At October 31, 2002, we had commitments to acquire land of approximately $860 million, of which approximately $65 million had been paid or deposited.

At October 31, 2002, we had a $615 million unsecured revolving credit facility with 19 banks, of which $90 million extends to February 2003 and $525 million extends to March 2006. At October 31, 2002, we had no borrowings against the facility and approximately $77.5 million of letters of credit outstanding under the facility.

In November 2002, we issued $300 million of 6.875% Senior Notes. We intend to use the proceeds to repay all of the $100 million outstanding of our 8 3/4% Senior Subordinated Notes due 2006, repay bank debt and for general corporate purposes. We called for redemption all of the $100 million outstanding 8 3/4% Senior Subordinated Notes effective December 27, 2002 at a price of 102.917% of the principal amount. We will recognize a pretax charge of approximately $4 million in the first quarter of fiscal 2003 representing the premium paid on redemption and the write-off of unamortized bond issuance costs.

We believe that we will be able to continue to fund our activities through a combination of existing cash resources, cash flow from operations and existing sources of credit, including the public debt markets.

INFLATION

The long-term impact of inflation on us is manifested in increased costs for land, land development, construction and overhead, as well as in increased sales prices. We generally contract for land significantly before development and sales efforts begin. Accordingly, to the extent land acquisition costs are fixed, increases or decreases in the sales prices of homes may affect our profits. Since the sales prices of homes are fixed at the time a buyer enters into a contract to acquire a home and we generally contract to sell a home before commencement of construction, any inflation of costs in excess of those anticipated may result in lower gross margins. We generally attempt to minimize that effect by entering into fixed-price contracts with our subcontractors and material suppliers for specified periods of time, which generally do not exceed one year.

In general, housing demand is adversely affected by increases in interest costs, as well as in housing costs. Interest rates, the length of time that land remains in inventory and the proportion of inventory that is financed affect our interest costs. If we are unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, affecting prospective buyers' ability to adequately finance home purchases, our revenues, gross margins and net income would be adversely affected. Increases in sales prices, whether the result of inflation or demand, may affect the ability of prospective buyers to afford new homes.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily due to fluctuations in interest rates. We utilize both fixed rate and variable rate debt. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument. We do not have the obligation to prepay fixed rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until we are required to refinance such debt.

The table below sets forth, as of October 31, 2002, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):

                                Fixed Rate Debt(3)  Variable Rate Debt(1)(2)
                                ------------------  ------------------------
Fiscal                                   Weighted                   Weighted
Year of                                   Average                   Average
Expected                                 Interest                   Interest
Maturity                        Amount     Rate       Amount         Rate
-------------------            --------  ---------    -------     ----------
2003                         $   20,511      6.91%    $53,796         3.42%
2004                              2,659      6.61       4,800         4.01
2005                            208,359      7.74       2,870         3.97
2006                              4,885      8.51         150         1.99
2007                            200,000      8.25         150         1.92
Thereafter                      620,000      8.18       4,010         1.92
                              ---------              --------
     Total                   $1,056,414      8.05%    $65,776         3.39%
                             ==========               =======
Fair value at
   October 31, 2002          $1,067,210               $65,776
                             ==========               =======

(1) We have a $615 million revolving credit facility with 19 banks of which $525 million extends through March 2006 and $90 million extends through February 2003. Interest is payable on borrowings under this facility at 0.90%(this rate will vary based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. We had no borrowings against this facility at October 31, 2002.

(2) One of our subsidiaries has a $50 million line of credit with a bank to fund mortgage originations. The line is due within 90 days of demand by the bank and bears interest at the bank's overnight rate plus an agreed upon margin. At October 31, 2002 the subsidiary had $49.0 million outstanding under the line at an average interest rate of 3.36%. Borrowing under this line is included in the 2003 fiscal year maturities.

(3) In November 2002, we issued $300 million of 6.875% Senior Notes due 2012. We will use a portion of the proceeds from the notes to redeem all of the $100 million of our outstanding 8 3/4% Senior Subordinated Notes due 2006. We expect to complete this redemption on December 27, 2002. The 8 3/4% notes are included in the fiscal 2007 maturities.

Based upon the amount of variable rate debt outstanding at October 31, 2002 and holding the variable rate debt balance constant, each one percentage point increase in interest rates would increase the interest incurred by us by approximately $660,000 per year.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, listed in Item 15(a)(1) and (2), which appear at pages 38 through 65 of this report and which are incorporated herein by reference.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 Not applicable


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is incorporated herein by reference:

      (a) the information in Part I, Item 4A of this report;

      (b) the information in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders (the "2003 Proxy Statement") beginning immediately following the caption "Proposal One - Election of Directors for Terms Ending 2006;" and

      (c) the information in the 2003 Proxy Statement beginning immediately following the caption "Section 16(a) Beneficial Ownership Reporting Compliance" to, but not including, the caption "Certain Transactions."

ITEM 11. EXECUTIVE COMPENSATION

The information in the 2003 Proxy Statement in the section captioned "Proposal One - Election of Directors for Terms Ending 2006," beginning immediately following the sub-caption "Compensation of Directors" to, but not including, the caption "Report of the Audit Committee" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the 2003 Proxy Statement subcaptioned "Security Ownership of Principal Stockholders and Management" to, but not including, the caption "Proposal One - Election of Directors for Terms Ending 2006" is incorporated herein by reference.

The following table provides information as of October 31, 2002 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

                                            Equity Compensation Plan Information

                                        Number of               Weighted-                Number of securities
                                       securities                average                  remaining available
                                          to be               exercise price              for future issuance
                                       issued upon            of outstanding                 under equity
                                       exercise of               options,                 compensation plans
                                       outstanding               warrants                (excluding securities
                                    options, warrants           and rights                    reflected in
                                       and rights                                          column(a))(1)(2)
        Plan Category                (in thousands)                                         (in thousands)
        -------------            ------------------------  ---------------------  ------------------------------------
                                           (a)                      (b)                           (c)
     Equity compensation
      plans approved by
      security holders                       15,321                   13.24                          3,498

     Equity compensation
      plans not approved
      by security holders                         -                                                      -
                                 ------------------------                         ------------------------------------

                        Total                15,321                   13.24                          3,498
                                 ------------------------                         -----------------------------------

(1) In December 2002, the Compensation Committee of our Board of Directors, the committee that administers the stock option plans, voted to eliminate any options currently available for grant and future increases in options available for grant under the our Stock Option and Incentive Stock Plan (the "1995 Plan"). Options available for grant at October 31, 2002 under the 1995 Plan were 2,269,000. The above amount does not include options available for grant under the 1995 Plan.

(2) Our Stock Incentive Plan (1998) provides for automatic increases each November 1 in the number of shares available for grant by 2.5% of the number of shares issued (including treasury shares). This plan restricts the number of shares available for grant in a year to a maximum of 5,000,000 shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information is incorporated herein by reference:

(a) the information in the 2003 Proxy Statement in the section captioned "Executive Compensation" beginning immediately following the sub-caption "Compensation Committee Interlocks and Insider Participation" to, but not including, the caption "Report of the Compensation Committee on Executive Compensation"; and

(b) the information in the 2003 Proxy Statement beginning immediately following the caption "Certain Transactions" to, but not including, the caption "Stockholder Proposals."

ITEM 14. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this report (the "Evaluation Date") and, based on that evaluation, concluded that, as of the Evaluation Date, we had sufficient controls and procedures for recording, processing, summarizing and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

Since the Evaluation Date, there have not been any significant changes to our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Financial Statement Schedule

  1. Financial Statements
                                                               Page
                                                               ----

       Report of Independent Auditors                           38
       Consolidated Statements of Income for the
           Years Ended October 31, 2002, 2001 and 2000          39
       Consolidated Balance Sheets as of
           October 31, 2002 and 2001                            40
       Consolidated Statements of Cash Flows for the
           Years Ended October 31, 2002, 2001 and 2000          41
       Notes to Consolidated Financial Statements               42-63
       Summary Consolidated Quarterly Financial Data
           (unaudited)                                          64

 2. Financial Statement Schedule

       Schedule II -   Valuation and Qualifying Accounts
                       for the Years Ended October 31,
                       2002, 2001 and 2000                      65

       Schedules not listed above have been omitted because they are either not applicable or the required information is included in the financial statements or notes thereto.

3. Exhibits

       The following exhibits are included with this report or incorporated herein by reference:

    Exhibit
     Number                       Description

        3.1 Restated Certificate of Incorporation dated July 1, 1986 is hereby incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-Q for the quarter ended January 31, 2002.

        3.2 Amendment to the Restated Certificate of Incorporation dated March 7, 1989, is hereby incorporated by reference to Exhibit 3.2 of Registrant's Form 10-Q for the quarter ended January 31, 2002.

        3.3 Amendment to the Restated Certificate of Incorporation dated March 11, 1993, is hereby incorporated by reference to Exhibit
               3.3 of Registrant's Form 10-Q for the quarter ended January 31, 2002.

        3.4 Amendment to the Restated Certificate of Incorporation dated June 12, 1997, is hereby incorporated by reference to Exhibit 3.4 of Registrant's Form 10-Q for the quarter ended January 31, 2002.

        3.5 Amendment to the Restated Certificate of Incorporation dated January 8, 1998, is hereby incorporated by reference to Exhibit
               3.5 of Registrant's Form 10-Q for the quarter ended January 31, 2002.

        3.6 Amendment to the Restated Certificate of Incorporation dated March 7, 2002, is hereby incorporated by reference to Exhibit 3.6 of Registrant's Form 10-Q for the quarter ended January 31, 2002.

        3.7    By-laws, as amended, are hereby incorporated by reference to
               Exhibit 3.2 of the Registrant's Form 10-K for the fiscal year ended October 31, 1989.

        3.8 Amendment to the by-laws dated July 11, 2000 is hereby incorporated by reference to Exhibit 3.1 of the registrant's Form 10-Q for the quarter ended July 31, 2000.

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

        4.3 Indenture dated as of November 12, 1996, among Toll Corp., as issuer, the Registrant, as guarantor, NBD Bank, a Michigan banking corporation, as Trustee, including form of guarantee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K dated November 6, 1996 filed with the Securities and Exchange Commission.

    Exhibit
     Number                       Description

        4.4 Indenture dated as of January 26, 1999, among Toll Corp., as issuer, the Registrant, as guarantor, and NBD Bank, a Michigan banking corporation, as Trustee, including form of guarantee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on July 13, 1999 with the Securities and Exchange Commission.

        4.5 Indenture dated as of January 25, 2001, among Toll Corp., as issuer, the Registrant, as guarantor, and Bank One Trust Company, as Trustee, including form of guarantee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended January 31, 2001.

        4.6 Indenture dated as of November 22, 2002 between Toll Brothers Finance Corp., as issuer, the Registrant, as guarantor, and Bank One Trust Company, as Trustee, including form of guarantee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on November 27, 2002.

        4.7 Authorizing Resolutions, dated as of November 6, 1996, relating to the $100,000,000 principal amount of 8 3/4% Senior Subordinated Notes of Toll Corp. due 2006, guaranteed on a Senior Subordinated Basis by Toll Brothers, Inc., is hereby incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on November 15, 1996 with the Securities and Exchange Commission.

        4.8 Authorizing Resolutions, dated as of September 16, 1997, relating to the $100,000,000 principal amount of 7 3/4% Senior Subordinated Notes due 2007 of Toll Corp., guaranteed on a Senior Subordinated basis by Toll Brothers, Inc. is hereby incorporated by reference to Exhibit 4.5 of the Registrant's Form 10-K for the fiscal year ended October 31, 1997.

        4.9 Authorizing Resolutions, dated as of January 22, 1999, relating to the $170,000,000 principal amount of 8 1/8% Senior Subordinated Notes of Toll Corp. due 2009, guaranteed on a Senior Subordinated basis by Toll Brothers, Inc., is hereby incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on January 25, 1999 with the Securities and Exchange Commission.

       4.10 Authorizing Resolutions, dated as of April 13, 1999, relating to $100,000,000 principal amount of 8% Senior Subordinated Notes of Toll Corp. due 2009, guaranteed on a Senior Subordinated basis by Toll Brothers, Inc. is hereby incorporated by reference to
               Exhibit 4.1 of the Registrant's Form 8-K filed on April 14, 1999 with the Securities and Exchange Commission.

       4.11 Authorizing Resolutions, dated as of January 23, 2001, relating to $200,000,000 principal amount of 8 1/4% Senior Subordinated Notes of Toll Corp. due 2011, guaranteed on a Senior Subordinated basis by Toll Brothers, Inc. is hereby incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on January 24, 2001 with the Securities and Exchange Commission.

    Exhibit
     Number                        Description

       4.12 Authorizing Resolutions, dated as of November 27, 2001, relating to $150,000,000 principal amount of 8.25% Senior Subordinated Notes of Toll Corp. due 2011, guaranteed on a Senior Subordinated basis by Toll Brothers, Inc. is hereby incorporated by reference to Exhibit 4 of the Registrant's Form 8-K filed on December 6, 2001 with the Securities and Exchange Commission.

       4.13 Authorizing Resolutions, dated as of November 15, 2002, relating to $300,000,000 principal amount of 6.875% Senior Notes of Toll Brothers Finance Corp. due 2012, guaranteed on a Senior basis by the Registrant and certain subsidiaries of the Registrant is hereby incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on November 27, 2002.

       4.14 Rights Agreement dated as of June 12, 1997 by and between the Registrant and ChaseMellon Shareholder Service, L.L.C., as Rights Agent, is hereby incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A dated June 20, 1997.

       4.15 Amendment to Rights Agreement dated as of July 31, 1998, by and between the Registrant and ChaseMellon Shareholder Service, L.L.C. as Rights Agent incorporated herein by reference to
               Exhibit 1 to the Registrant's Registration Statement on Form 8-A/A dated August 21, 1998.

       10.1 Amended and Restated Credit Agreement by and among First Huntingdon Finance Corp., the Registrant and the lenders which are parties thereto dated May 18, 2001, is hereby incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q for the quarter ended April 30, 2001.

       10.2*   Toll Brothers, Inc. Amended and Restated Stock Option Plan
               (1986), as amended and restated by the Registrant's Board of Directors on February 24, 1992 and adopted by its stockholders on April 6, 1992, is hereby incorporated by reference to Exhibit 19(a) of the Registrant's Form 10-Q for the quarter ended April 30, 1992.

       10.3*   Toll Brothers, Inc. Amended and Restated Stock Purchase Plan
               (1986) is hereby incorporated by reference to Exhibit 4 of the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 4, 1987, File No. 33-16250.

       10.4*   Toll Brothers, Inc. Amended and Restated Stock Purchase Plan
               (1986) effective June 14, 2001 is hereby incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form 10-Q for the quarter ended July 31, 2001.

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

    Exhibit
     Number                         Description

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

      10.24* Toll Bros., Inc. Non-Qualified Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.24 of the Registrant's Form 10-K for the fiscal year ended October 31, 2001.

      10.25* Toll Brothers, Inc. Stock Award Deferral Plan is hereby incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-K for the fiscal year ended October 31, 2001.

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

(b)  Reports on Form 8-K

                  During the quarter ended October 31, 2002, we filed a current report on Form 8-K on September 6, 2002 for the purpose of filing the chief executive officer's and chief financial officer's sworn statements pursuant to
Section 21(a) of the Securities Exchange Act of 1934 certifying certain facts and circumstances relating to the covered reports described in such statements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Lower Moreland, Commonwealth of Pennsylvania on December 17, 2002.

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

  Signature                     Title                           Date


 /s/ Robert I. Toll           Chairman of the Board         December 17, 2002
 Robert I. Toll               of Directors and
                              Chief Executive Officer
                              (Principal Executive Officer)


 /s/ Bruce E. Toll            Vice Chairman of the Board    December 17, 2002
 Bruce E. Toll                and Director


 /s/ Zvi Barzilay             President, Chief Operating    December 17, 2002
 Zvi Barzilay                 Officer and Director


 /s/ Joel H. Rassman          Executive Vice President,     December 17, 2002
 Joel H. Rassman              Treasurer, Chief Financial
                              Officer and Director
                              (Principal Financial Officer)


 /s/ Joseph R. Sicree         Vice President and            December 17, 2002
 Joseph R. Sicree             Chief Accounting Officer
                              (Principal Accounting Officer)


 /s/ Robert S. Blank          Director                      December 17, 2002
 Robert S. Blank


 /s/ Edward G. Boehne         Director                      December 17, 2002
 Edward G. Boehne


 /s/ Richard J. Braemer       Director                      December 17, 2002
 Richard J. Braemer


 /s/ Roger S. Hillas          Director                      December 17, 2002
 Roger S. Hillas


 /s/ Carl B. Marbach          Director                      December 17, 2002
 Carl B. Marbach


 /s/ Paul E. Shapiro          Director                      December 17, 2002
 Paul E. Shapiro

                                  CERTIFICATION

I, Robert I. Toll, Chief Executive Officer of Toll Brothers, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Toll Brothers, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



   Date: December 17, 2002                              /s/ Robert I. Toll
                                                        ------------------
                                                           Robert I. Toll
                                                        Chief Executive Officer

                                  CERTIFICATION

I, Joel H. Rassman, Chief Financial Officer of Toll Brothers, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Toll Brothers, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



   Date: December 17, 2002                            /s/ Joel H. Rassman
                                                      -------------------
                                                        Joel H. Rassman
                                                    Chief Financial Officer

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS
The Board of Directors and Stockholders
Toll Brothers, Inc.

We have audited the accompanying consolidated balance sheets of Toll Brothers, Inc. and subsidiaries as of October 31, 2002 and 2001, and the related consolidated statements of income and cash flows for each of the three years in the period ended October 31, 2002. Our audits also included the financial statement schedule listed in the Index at item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toll Brothers, Inc. and subsidiaries at October 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                      /s/  Ernst & Young LLP

Philadelphia, Pennsylvania
December 12, 2002


                                             CONSOLIDATED STATEMENTS OF INCOME
                                       (Amounts in thousands, except per share data)


                                                                            Year ended October 31,
                                                      -------------------------------------------------------------------
                                                             2002                   2001                    2000
                                                      --------------------   --------------------    --------------------
Revenues
  Home sales                                                   $2,279,261             $2,180,469              $1,762,930
  Land sales                                                       36,183                 27,530                  38,730
  Equity earnings in
   unconsolidated joint ventures                                    1,870                  6,756                   3,250
  Interest and other                                               11,658                 14,850                   9,452
                                                      --------------------   --------------------    --------------------
                                                                2,328,972              2,229,605               1,814,362
                                                      --------------------   --------------------    --------------------



Costs and expenses
  Home sales                                                    1,655,331              1,602,276               1,337,060
  Land sales                                                       25,671                 21,464                  29,809
  Selling, general and
   administrative                                                 236,123                209,729                 170,358
  Interest                                                         64,529                 58,247                  46,169
                                                      --------------------   --------------------    --------------------
                                                                1,981,654              1,891,716               1,583,396
                                                      --------------------   --------------------    --------------------

Income before income taxes                                        347,318                337,889                 230,966
Income taxes                                                      127,431                124,216                  85,023
                                                      --------------------   --------------------    --------------------
Net income                                                       $219,887               $213,673                $145,943
                                                      ====================   ====================    ====================


Earnings per share
  Basic                                                             $3.12                  $2.98                   $2.01
                                                      ====================   ====================    ====================
  Diluted                                                           $2.91                  $2.76                   $1.95
                                                      ====================   ====================    ====================

Weighted average number of shares
  Basic                                                            70,472                 71,670                  72,537
  Diluted                                                          75,480                 77,367                  74,825




                                                  See accompanying notes.


                                           CONSOLIDATED BALANCE SHEETS
                                              (Amounts in thousands)


                                                                                    October 31
                                                                    --------------------------------------------
                                                                           2002                    2001
                                                                    --------------------   ---------------------
ASSETS

Cash and cash equivalents                                                      $102,337                $182,840
Inventory                                                                     2,551,061               2,183,541
Property, construction and office
   equipment, net                                                                38,496                  33,095
Receivables, prepaid expenses and
   other assets                                                                  95,065                  74,481
Mortgage loans receivable                                                        63,949                  26,758
Customer deposits held in escrow                                                 23,019                  17,303
Investments in unconsolidated entities                                           21,438                  14,182
                                                                    --------------------   ---------------------
                                                                             $2,895,365              $2,532,200
                                                                    ====================   =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Loans payable                                                               $253,194                $362,712
   Subordinated notes                                                           819,663                 669,581
   Mortgage company warehouse loan                                               48,996                  24,754
   Customer deposits                                                            134,707                 101,778
   Accounts payable                                                             126,391                 132,970
   Accrued expenses                                                             281,275                 229,671
   Income taxes payable                                                         101,630                  98,151
                                                                    --------------------   ---------------------
      Total liabilities                                                       1,765,856               1,619,617
                                                                    --------------------   ---------------------

Stockholders' equity
   Preferred stock, none issued
   Common stock, 74,002 and 74,029 shares
     issued at October 31, 2002 and 2001,
     respectively                                                                   740                     369
   Additional paid-in capital                                                   102,600                 107,014
   Retained earnings                                                          1,101,799                 882,281
   Treasury stock, at cost - 3,785 shares
     and 4,473 shares at October 31,
     2002 and 2001, respectively                                                (75,630)                (77,081)
                                                                    --------------------   ---------------------
       Total stockholders' equity                                             1,129,509                 912,583
                                                                    --------------------   ---------------------
                                                                             $2,895,365              $2,532,200
                                                                    ====================   =====================


                                             See accompanying notes.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Amounts in thousands)

                                                                                 Year ended October 31
                                                                     --------------------------------------------
                                                                       2002               2001            2000
                                                                     ---------          ---------       ---------
Cash flow from operating activities:
  Net income                                                         $ 219,887          $ 213,673       $ 145,943
  Adjustments to reconcile net income to net
    cash used in operating activities:
    Depreciation and amortization                                       10,495              9,356           8,528
    Equity earnings in unconsolidated
      joint ventures                                                    (1,870)            (6,756)         (3,250)
    Deferred tax provision                                               1,831              7,323           5,191
    Provision for inventory writedowns                                   6,081             13,035           7,448
    Changes in operating assets and liabilities:
      Increase in inventory                                           (360,409)          (456,922)       (271,751)
      Origination of mortgage loans                                   (412,431)          (199,102)
      Sale of mortgage loans                                           376,764            183,449
      (Increase)decrease in receivables, prepaid
        expenses and other assets                                      (29,185)            10,793         (28,025)
      Increase (decrease) in customer deposits
        on sales contracts                                              32,929             (3,146)         22,429
      Increase in accounts payable
        and accrued expenses                                            52,761             71,776          71,492
      Increase in current income taxes payable                           9,042              8,142          25,132
                                                                     ---------          ---------       ---------
         Net cash used in operating activities                         (94,105)          (148,379)        (16,863)
                                                                     ---------          ---------       ---------
Cash flow from investing activities:
  Purchase of property and equipment, net                              (14,170)           (15,020)         (9,415)
  Investment in unconsolidated entities                                 (9,526)
  Distribution from unconsolidated entities                              4,200             15,750          13,589
                                                                     ---------          ---------       ---------
         Net cash (used in) provided by
           investing activities                                        (19,496)               730           4,174
                                                                     ---------          ---------       ---------
Cash flow from financing activities:
  Proceeds from loans payable                                          528,710            208,628         559,843
  Principal payments of loans payable                                 (627,270)          (180,094)       (460,482)
  Net proceeds from issuance
    senior subordinated notes                                          149,748            196,930
  Proceeds from stock based benefit plans                               12,997             14,932          11,936
  Purchase of treasury stock                                           (31,087)           (71,767)        (33,232)
                                                                     ---------          ---------       ---------
        Net cash provided by financing activities                       33,098            168,629          78,065
                                                                     ---------          ---------       ---------
Net (decrease)increase in cash and cash equivalents                    (80,503)            20,980          65,376
Cash and cash equivalents, beginning of year                           182,840            161,860          96,484
                                                                     ---------          ---------       ---------
Cash and cash equivalents, end of year                               $ 102,337            182,840       $ 161,860
                                                                     =========          =========       =========


                                              See accompanying notes.

                   Notes to Consolidated Financial Statements


1. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Toll Brothers, Inc. (the "Company"), a Delaware corporation, and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in 20% to 50% owned partnerships and affiliates are accounted for on the equity method. Investments in less than 20% owned entities are accounted for on the cost method.

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

Land, land development and related costs (both incurred and estimated to be incurred in the future) are amortized to the cost of homes closed based upon the total number of homes the Company expects to construct in each community. Any changes resulting from a change in the estimated number of homes to be constructed or a change in estimated costs subsequent to the commencement of delivery of homes are allocated to the remaining undelivered homes in the community. Home construction and related costs are charged to the cost of homes closed under the specific identification method.

The estimated land, common area development and related costs of master planned communities (including the cost of golf courses, net of their estimated residual value) are allocated to individual communities within a master planned community on a relative sales value basis. Any changes resulting from a change in the estimated number of homes to be constructed or a change in estimated costs are allocated to the remaining lots in each of the communities of the master planned community.

Land sales revenue and cost of sales are recorded at the time that title and possession of the property have been transferred to the buyer.

Cash and Cash Equivalents

Liquid investments or investments with original maturities of three months or less are classified as cash equivalents. The carrying value of these investments approximates their fair value.

Property, Construction and Office Equipment

Property, construction and office equipment are recorded at cost and are stated net of accumulated depreciation of $44.5 million and $35.8 million at October 31, 2002 and 2001, respectively. Depreciation is recorded by using the straight-line method over the estimated useful lives of the assets.

Inventory

Inventory is stated at the lower of cost or fair value in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In addition to direct land acquisition, land development and home construction costs, costs include interest, real estate taxes and direct overhead costs related to development and construction, which are capitalized to inventories during the period beginning with the commencement of development and ending with the completion of construction.

It takes approximately four to five years to fully develop, sell and deliver all the homes in one of the Company's typical communities. Longer or shorter time periods are possible depending on the number of home sites in a community. The Company's master planned communities, consisting of several smaller communities, may take up to 10 years to complete. Since the Company's inventory is considered a long-lived asset under accounting principles generally accepted in the United States, the Company is required to review the carrying value of each of its communities and writedown the value of those communities for which it believes the values are not recoverable. When the profitability of a current community deteriorates or the sales pace declines significantly or some other factor indicates a possible impairment in the recoverability of the asset, the Company evaluates the property in accordance with the guidelines of SFAS No. 121. If this evaluation indicates an impairment loss should be recognized, the Company charges cost of sales for the estimated impairment loss in the period determined.

In addition, the Company reviews all the land held for future communities or future sections of current communities, whether owned or under contract, to determine whether or not it expects to proceed with the development of the land, and, if so, whether it will be developed in the manner originally contemplated. Based upon this review, the Company decides: (a) as to land that is under a purchase contract but not owned, whether the contract will be terminated or renegotiated; and (b) as to land the Company owns, whether the land can be developed as contemplated or in an alternative manner, or should be sold. The Company then further determines which costs that have been capitalized to the property are recoverable and which costs should be written off.

The Company capitalizes certain project marketing costs and charges them against income as homes are closed.

Joint Venture Accounting

The Company is a party to three joint ventures with independent third parties to develop and sell land that was owned or is currently owned by its venture partners. The Company recognizes its share of the earnings from the sale of lots to other builders. The Company does not recognize earnings from the lots it purchases from these ventures, but reduces its cost basis in the lots by its share of the earnings from those lots.

The Company effectively owns one-third of Toll Brothers Realty Trust Group and 50% of a joint venture that is selling and building an active-adult, age-qualified community. The Company recognizes its share of the earnings from these entities.

Treasury Stock

Treasury stock is recorded at cost. Issuance of treasury shares is accounted for on a first-in, first-out basis. Differences between the cost of treasury shares and the re-issuance proceeds are charged to additional paid-in capital.

Advertising Costs

The Company expenses advertising costs as incurred.

Warranty Costs

The Company accrues for expected warranty costs at the time each home is closed and title and possession have been transferred to the buyer. Costs are accrued based upon historical experience.

Insurance Costs

The Company accrues for the expected costs associated with the deductibles and self-insured retentions on its various insurance policies.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the manner in which public enterprises report information about operating segments. The Company has determined that its operations primarily involve one reportable segment, home building.

Goodwill and Other Intangible Assets

SFAS No. 142, "Goodwill and Other Intangible Assets," provides guidance on accounting for intangible assets and eliminates the amortization of goodwill and certain other intangible assets. Intangible assets, including goodwill, that are not subject to amortization are required to be tested for impairment and possible writedown on an annual basis. The Company adopted SFAS No. 142 as of November 1, 2001, the first day of its 2002 fiscal year. The adoption of SFAS No. 142 did not have a material impact on the Company's fiscal 2002 financial statements. The Company had $9.4 million of unamortized goodwill as of November 1, 2001. The Company amortized $1.1 million (net of $674,000 of income taxes) and $1.1 million (net of $665,000 of income taxes) in fiscal 2001 and 2000, respectively. Had the Company not amortized goodwill during fiscal 2001, net income, diluted earnings per share and basic earnings per share would have been $214.8 million, $2.78 and $3.00, respectively. Had the Company not amortized goodwill during fiscal 2000, net income, diluted earnings per share and basic earnings per share would have been $147.1 million, $1.97 and $2.03, respectively.

New Accounting Pronouncements

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," provides guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of Accounting Principles Bulletin Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company is required to adopt SFAS No. 144 for its 2003 fiscal year. The Company's adoption of SFAS No. 144 will not have a material impact on its financial condition or results of operations.

SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", requires all gains and losses from extinguishment of debt to be included as an item of income from continuing operations. The provisions of SFAS No. 145 relating to the rescission of SFAS No. 4 will become effective for the Company's fiscal year 2003.

Stock Split

On March 4, 2002, the Company's Board of Directors declared a two-for-one split of the Company's common stock in the form of a stock dividend to stockholders of record on March 14, 2002. The additional shares were distributed on March 28, 2002. All share and per share amounts have been restated to reflect the split.

Reclassification

Certain prior year amounts have been reclassified to conform with the fiscal 2002 presentation.

2. Inventory

Inventory consisted of the following (amounts in thousands):

                                                                          2002             2001
                                                                      ----------        ----------
                 Land and land development costs                      $  772,796        $  833,386
                 Construction in progress                                491,108         1,146,485
                 Sample homes and sales offices                          163,722           107,744
                 Land deposits and costs of
                     future development                                  114,212            89,360
                 Other                                                     9,223             6,566
                                                                      ----------        ----------
                                                                      $2,551,061        $2,183,541
                                                                      ==========        ==========

Construction in progress includes the cost of homes under construction, land and land development costs and the carrying cost of home sites that have been substantially improved.

The Company provided for inventory writedowns and the expensing of costs which it believed not to be recoverable of $6.1 million in fiscal 2002, $13.0 million in fiscal 2001 and $7.4 million in fiscal 2000. Of these amounts, $2.5 million, $3.8 million and $1.6 million were applicable to future communities in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

Interest capitalized in inventories is charged to interest expense when the related inventory is delivered. Changes in capitalized interest for the three years ended October 31, 2002 were as follows (amounts in thousands):

                                                               2002           2001           2000
                                                             --------       --------       --------
          Interest capitalized,
               beginning of year                             $ 98,650       $ 78,443       $ 64,984
          Interest incurred                                    90,313         79,209         60,236
          Interest expensed                                   (64,529)       (58,247)       (46,169)
          Write-off to cost and expenses                         (797)          (755)          (608)
                                                             --------       --------       --------
          Interest capitalized, end of year                  $123,637       $ 98,650       $ 78,443
                                                             ========       ========       ========

3. Loans Payable and Subordinated Notes

Loans payable at October 31, 2002 and 2001 consisted of the following (amounts in thousands):

                                                      2002            2001
                                                    --------        --------
                 Term loan due July 2005            $207,500        $192,500
                 Revolving credit facility                 -          80,000
                 Term loan due March 2002                  -          50,000
                 Other                                45,694          40,212
                                                    --------        --------
                                                    $253,194        $362,712
                                                    ========        ========

The Company has a $615 million unsecured revolving credit facility with 19 banks of which $525 million extends through March 2006 and $90 million extends through February 2003. Interest is payable on borrowings under the facility at 0.90% (subject to adjustment based upon the Company's debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. The Company had no outstanding borrowings against the facility at October 31, 2002. At October 31, 2002, letters of credit and obligations under escrow agreements of approximately $77.5 million were outstanding under the facility. The revolving credit agreement contains various covenants, including financial covenants related to consolidated stockholders' equity, indebtedness and inventory. The agreement requires the Company to maintain a minimum consolidated stockholders' equity which would restrict the payment of cash dividends and the repurchase of Company stock to approximately $350 million at October 31, 2002.

The Company has borrowed $207.5 million from nine banks at a weighted-average interest rate of 7.76% repayable in July 2005. This term loan is unsecured and the agreement contains financial covenants that are less restrictive than the covenants contained in the Company's revolving credit agreement.

At October 31, 2002, the aggregate estimated fair value of the Company's loans payable was approximately $275.6 million. The fair value of loans was estimated based upon the interest rates at October 31, 2002 that the Company believed were available to it for loans with similar terms and remaining maturities.

At October 31, 2002 and 2001, the Company's senior subordinated notes consisted of the following (amounts in thousands):
                                                         2002           2001
                                                       --------       --------
            8 3/4% Senior Subordinated Notes
                due November 15, 2006                  $100,000       $100,000
            7 3/4% Senior Subordinated Notes
                due September 15, 2007                  100,000        100,000
            8 1/8% Senior Subordinated Notes
                due February 1, 2009                    170,000        170,000
            8% Senior Subordinated Notes
                due May 1, 2009                         100,000        100,000
            8 1/4% Senior Subordinated Notes
                due February 1, 2011                    200,000        200,000
            8.25% Senior Subordinated Notes
                due December 1, 2011                    150,000              -
            Bond discount                                  (337)          (419)
                                                       --------       --------
                                                       $819,663       $669,581
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

At October 31, 2002, the aggregate fair value of all the outstanding subordinated notes, based upon their indicated market prices, was approximately $808.3 million.

A subsidiary of the Company has a $50 million bank line of credit to fund mortgage originations. The line of credit is collateralized by all the assets of the subsidiary. At October 31, 2002, the subsidiary had borrowed $49.0 million under the line of credit at an average interest rate of 3.36% and had assets of approximately $65 million.

The annual aggregate maturities of the Company's loans and notes during each of the next five fiscal years are: 2003 - $74.3 million; 2004 - $7.5 million; 2005
- $211.2 million; 2006 - $5.0 million; and 2007 - $200.2 million. The Company called for redemption its 8 3/4% Senior Subordinated Notes due 2006 on December 27, 2002. These notes are included in fiscal 2007 maturities. See footnote 12 for additional information related to the redemption.

4. Income taxes

The Company's estimated combined federal and state tax rate before providing for the effect of permanent book-tax differences ("Base Rate") was 37% in 2002, 2001 and 2000. The effective tax rate in 2002, 2001, and 2000 was 36.7%, 36.8% and 36.8%, respectively. The primary difference between the Company's Base Rate and effective tax rate was tax-free income.

The provision for income taxes for each of the three years ended October 31, 2002, 2001 and 2000 was as follows (amounts in thousands):

                                                  2002        2001       2000
                                                --------    --------    -------

                 Federal                        $117,233    $114,131    $78,105
                 State                            10,198      10,085      6,918
                                                --------    --------    -------
                                                $127,431    $124,216    $85,023
                                                ========    ========    =======

                 Current                        $125,600    $116,893    $79,832
                 Deferred                          1,831       7,323      5,191
                                                --------    --------    -------
                                                $127,431    $124,216    $85,023
                                                ========    ========    =======

The components of income taxes payable at October 31, 2002 and 2001 consisted of the following (amounts in thousands):

                                                              2002        2001
                                                            --------    -------
                 Current                                    $ 68,170    $66,522
                 Deferred                                     33,460     31,629
                                                            --------    -------
                                                            $101,630    $98,151
                                                            ========    =======

The components of net deferred taxes payable at October 31, 2002 and 2001 consisted of the following (amounts in thousands):

                                                              2002       2001
                                                             -------    -------
Deferred tax liabilities:
    Capitalized interest                                     $38,783    $32,789
    Deferred expense                                          22,192     17,755
                                                             -------    -------
             Total                                            60,975     50,544
                                                             -------    -------
Deferred tax assets:
    Accrued expenses
         deductible when paid                                 16,723      7,040
    Inventory valuation differences                            2,204      2,581
    Deferred income                                              431      2,329
    Other                                                      8,157      6,965
                                                             -------    -------
             Total                                            27,515     18,915
                                                             -------    -------
Net deferred tax liability                                   $33,460    $31,629
                                                             =======    =======

5. Stockholders' Equity

The Company's authorized capital stock consists of 100,000,000 shares of Common Stock, $.01 par value per share, and 1,000,000 shares of Preferred Stock, $.01 par value per share. The Board of Directors is authorized to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock to 200,000,000 shares and the number of shares of authorized Preferred Stock to 15,000,000 shares.

Changes in stockholders' equity for the three years ended October 31, 2002 were as follows (amounts in thousands):


                                    Common Stock      Additional
                               --------------------    Paid-In       Retained      Treasury
                                Shares       Amount     Capital      Earnings       Stock            Total
                               -------       ------    --------     ----------     --------      ----------
Balance,
    November 1, 1999            72,908        $369     $105,239     $  522,665     $(11,939)     $  616,334
Net income                                                             145,943                      145,943
Purchase of treasury
    stock                       (2,710)                                             (33,232)        (33,232)
Exercise of stock
    options                      1,344                      588                      13,352          13,940
Executive bonus award              160                     (225)                      1,621           1,396
Employee benefit plan
    issuances                       88                     (148)                        912             764
                               -------                 --------     ----------     --------      ----------
Balance,
    October 31, 2000            71,790         369      105,454        668,608      (29,286)        745,145
Net income                                                             213,673                      213,673
Purchase of treasury
    stock                       (4,122)                                             (71,767)        (71,767)
Exercise of stock
    options                      1,562                     (336)                     20,452          20,116
Executive bonus award              272                    1,678                       2,735           4,413
Employee benefit plan
    issuances                       52                      218                         785           1,003
                               -------       -----     --------     ----------     --------      ----------
Balance,
    October 31, 2001            69,554         369      107,014        882,281      (77,081)        912,583
Net income                                                             219,887                      219,887
Purchase of treasury
    stock                       (1,238)                                             (31,087)        (31,087)
Exercise of stock
    options                      1,411                   (4,137)                     24,192          20,055
Executive bonus award              440                     (647)                      7,502           6,855
Two-for-one stock
    split                                      371           (2)          (369)                           -
Employee benefit plan
    issuances                       50                      372                         844           1,216
                               -------       -----     --------     ----------     --------      ----------
Balance,
    October 31, 2002            70,217        $740     $102,600     $1,101,799     $(75,630)     $1,129,509
                               =======       =====     ========     ==========     ========      ==========

Redemption of Common Stock

To help provide for an orderly market in the Company's Common Stock in the event of the death of either Robert I. Toll or Bruce E. Toll (the "Tolls"), or both of them, the Company and the Tolls have entered into agreements in which the Company has agreed to purchase from the estate of each of the Tolls, $10 million of the Company's Common Stock (or a lesser amount under certain circumstances) at a price equal to the greater of fair market value (as defined) or book value (as defined). Further, the Tolls have agreed to allow the Company to purchase $10 million of life insurance on each of their lives. In addition, the Tolls have granted the Company an option to purchase up to an additional $30 million (or a lesser amount under certain circumstances) of the Company's Common Stock from each of their estates. The agreements expire in October 2005.

In December 2000, the Company's Board of Directors authorized the repurchase of up to 10,000,000 shares of its Common Stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. At October 31, 2002, the Company had repurchased approximately 5,360,000 shares under the authorization.

Stockholder Rights Plan

Shares of the Company's Common Stock outstanding are subject to stock purchase rights. The rights, which are exercisable only under certain conditions, entitle the holder, other than an acquiring person (and certain related parties of an acquiring person), as defined in the plan, to purchase common shares at prices specified in the rights agreement. Unless earlier redeemed, the rights will expire on July 11, 2007. The rights were not exercisable at October 31, 2002.

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

For the purposes of providing the pro forma disclosures, the fair value of options granted was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in each of the three fiscal years ended October 31, 2002:

                                                     2002     2001    2000
                                                    ------   ------  ------
Risk-free interest rate                              5.02%    4.01%   5.80%
Expected life (years)                                7.50     7.31    7.70
Volatility                                          41.30%   37.40%  35.70%
Dividends                                            none     none    none

At October 31, 2002, the Company's stock-based compensation plans consisted of its four stock option plans. Net income and net income per share as reported in these consolidated financial statements and on a pro forma basis, as if the fair value-based method described in SFAS No. 123 had been adopted, were as follows (in thousands, except per share amounts):

                                                                     2002               2001               2000
                                                               -----------------   ----------------  ------------------
Net income                                   As reported           $219,887             $213,673            $145,943
                                             Pro forma             $205,314             $202,597            $136,622
Basic net income per share                   As reported              $3.12                $2.98               $2.01
                                             Pro forma                $2.91                $2.83               $1.88
Diluted net income per share                 As reported              $2.91                $2.76               $1.95
                                             Pro forma                $2.72                $2.62               $1.83
Weighted-average grant date
 fair value per share of
 options granted                                                     $11.17                $8.93               $4.52

Stock Option Plans

The Company's four stock option plans for employees, officers and directors provide for the granting of incentive stock options and non-statutory options with a term of up to ten years at a price not less than the market price of the stock at the date of grant.

On December 12, 2002, the Compensation Committee of the Company's Board of Directors, the committee that administers the stock option plans, voted to eliminate any options currently available for grant and future increases in options available for grant under the Company's Stock Option and Incentive Stock Plan (1995). Options available for grant at October 31, 2002 under the 1995 plan were 2,269,032.

The Company's Stock Incentive Plan (1998) provides for automatic increases each November 1 in the number of shares available for grant by 2.5% of the number of shares issued (including treasury shares). The 1998 Plan restricts the number of shares available for grant in a year to a maximum of 5,000,000 shares.

No additional options may be granted under the Company's Stock Option Plan
(1986) and the Company's Stock Option and Stock Incentive Plan (1995).

The following table summarizes stock option activity for the four plans during the three years ended October 31, 2002:

                                                                       Number                Weighted Average
                                                                     of Options               Exercise Price
                                                                     (in 000's)
                                                                 --------------------   ----------------------------
              Outstanding, November 1, 1999                              11,783                              $10.20
              Granted                                                     3,760                                8.77
              Exercised                                                  (1,357)                               8.84
              Cancelled                                                    (179)                              10.48
                                                                 --------------------   ----------------------------
              Outstanding, October 31, 2000                              14,007                              $ 9.94
              Granted                                                     2,299                               19.31
              Exercised                                                  (1,590)                               9.59
              Cancelled                                                    (230)                              11.51
                                                                 --------------------   ----------------------------
              Outstanding, October 31, 2001                              14,486                              $11.44
              Granted                                                     2,586                               21.76
              Exercised                                                  (1,530)                               9.98
              Cancelled                                                    (221)                              17.68
                                                                 --------------------   ----------------------------
              Outstanding, October 31, 2002                              15,321                              $13.24
                                                                 --------------------   ----------------------------

Options exercisable and their weighted average exercise price at October 31, 2002, 2001 and 2000 were 9,780,881 shares and $10.64; 9,275,756 shares and
$9.96; and 7,748,446 shares and $9.96, respectively.

Options available for grant at October 31, 2002, 2001 and 2000 under all the plans were 3,498,000 (after the elimination of 2,269,032 options available for grant under the 1995 Plan), 5,618,728 and 4,626,502, respectively.

The following table summarizes information about stock options outstanding and exercisable at October 31, 2002:

                                             Options Outstanding                      Options Exercisable
                           ---------------------------------------------------------  ------------------------------------
                                                    Weighted-
                                                     Average
                                                    Remaining         Weighted-                             Weighted-
        Range of                Number            Contractual         Average              Number            Average
        Exercise              Outstanding             Life            Exercise          Exercisable          Exercise
         Prices                (in 000's)          (in years)           Price            (in 000's)           Price
-------------------------  -------------------  ------------------- ----------------  -------------------  ---------------
     $ 4.35 -$ 8.70              1,405                 2.6              $ 6.15               1,405           $ 6.15
       8.71 - 10.88              5,117                 5.8                9.13               4,106             9.22
      10.89 - 13.06              2,845                 5.8               11.86               2,377            11.95
      13.07 - 15.23              1,395                 5.2               14.01               1,395            14.01
      17.41 - 21.76              4,559                 8.7               20.65                 498            19.31
                           -----------                                                ------------         --------
     $ 4.35 -$21.76             15,321                 6.3              $13.24               9,781           $10.64
                           ===========                                                ============         ========

Bonus Award Shares

Under the terms of the Company's Cash Bonus Plan covering Robert I. Toll, Mr. Toll is entitled to receive cash bonus awards based upon the pre-tax earnings and stockholders' equity of the Company. In December 1998, Mr. Toll and the Board of Directors agreed that any bonus payable for each of the three fiscal years ended October 31, 2001 would be made (except for specific conditions) in shares of the Company's Common Stock using the value of the stock as of the date of the agreement ($12.125 per share). The stockholders approved the plan at the Company's 1999 Annual Meeting. The Company recognized compensation expense in 2001 and 2000 of $6.9 million and $4.4 million, respectively, which represented the fair market value of the shares issued to Mr. Toll (440,002 shares in 2001 and 271,584 shares in 2000).

In December 2000, Mr. Toll and the Board of Directors agreed that any bonus payable for each of the three fiscal years ended October 31, 2004 would be made (except for specific conditions) in shares of the Company's Common Stock using the value of the stock as of the date of the agreement ($19.3125 per share). The stockholders approved the plan at the Company's 2001 Annual Meeting. The Company recognized compensation expense in 2002 of $9.6 million, which represented the fair market value of shares issued to Mr. Toll (471,099 shares).

On October 31, 2002, 2001 and 2000, the closing price of the Company's Common Stock on the New York Stock Exchange was $20.48, $15.58 and $16.25, respectively.

Under the Company's deferred compensation plan, Mr. Toll can elect to defer receipt of his bonus until a future date. Mr. Toll elected to defer receipt of his bonus for fiscal 2002 and 2001.

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan enables substantially all employees to purchase the Company's Common Stock for 95% of the market price of the stock on specified offering dates or at 85% of the market price of the stock on specified offering dates subject to restrictions. The plan, which terminates in December 2007, provides that 600,000 shares be reserved for purchase. As of October 31, 2002, a total of 448,276 shares were available for issuance.

The number of shares and the average prices per share issued under this plan during each of the three fiscal years ended October 31, 2002, 2001 and 2000 were 15,672 shares and $21.24; 12,536 shares and $15.24; and 12,618 shares and $9.71, respectively. No compensation expense was recognized by the Company under this plan.

7.  Earnings Per Share Information

Information pertaining to the calculation of earnings per share for each of the three years ended October 31, 2002 is as follows (amounts in thousands):

                                               2002      2001     2000
                                              ------    ------    -----

Basic weighted average shares                 70,472    71,670    72,537
Assumed conversion of dilutive
  stock options                                5,008     5,697     2,288
                                              ------    ------    ------
Diluted weighted average shares               75,480    77,367    74,825
                                              ======    ======    ======

8.  Employee Retirement Plan

The Company maintains a salary deferral savings plan covering substantially all employees. The plan provides for Company contributions totaling 2% of all eligible compensation, plus 2% of eligible compensation above the social security wage base, plus matching contributions of up to 2% of eligible compensation of employees electing to contribute via salary deferrals. Company contributions with respect to the plan totaled $3.5 million, $3.1 million, and $2.6 million, for the years ended October 31, 2002, 2001 and 2000, respectively.

9.  Commitments and Contingencies

At October 31, 2002 the Company had agreements to purchase land and improved home sites for future development with purchase prices aggregating approximately $860 million, of which $64 million had been paid or deposited. Purchase of the properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At October 31, 2002, the Company had outstanding surety bonds amounting to approximately $587.6 million related primarily to its obligations to various governmental entities to construct improvements in the Company's various communities. The Company estimates that approximately $265 million of work remains on these improvements. The Company has an additional $41.5 million of surety bonds outstanding which guarantee other obligations of the Company. The Company does not believe that any outstanding bonds will likely be drawn upon.

At October 31, 2002, the Company had agreements of sale outstanding to deliver 3,366 homes with an aggregate sales value of approximately $1.87 billion.

At October 31, 2002, the Company was committed to make approximately
$364 million of mortgage loans to its homebuyers and to others. All loans with committed interest rates are covered by take-out commitments from third-party lenders, which minimizes the Company's interest rate risk. The Company also arranges a variety of mortgage programs that are offered to its homebuyers through outside mortgage lenders.

The Company is involved in various claims and litigation arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material effect on the business or on the financial condition of the Company.

10.  Related Party Transactions

To take advantage of commercial real estate opportunities that may present themselves from time to time, the Company formed Toll Brothers Realty Trust Group (the "Trust"), a venture that is effectively owned one-third by the Company; one-third by a number of senior executives and/or directors, including Robert I. Toll, Bruce E. Toll (and certain family members), Zvi Barzilay (and certain family members), and Joel H. Rassman; and one-third by the Pennsylvania State Employees Retirement System (collectively, the "Shareholders").

The Shareholders entered into a subscription agreement whereby each group has agreed to invest additional capital in an amount not to exceed $9.3 million if required by the Trust. The original subscription agreement, which was to expire in June 2002, was extended until August 2003.

At October 31, 2002, the Company had an investment of $7.5 million in the Trust. This investment is accounted for on the equity method.

The Company provides development, finance and management services to the Trust and received fees under the terms of various agreements in the amounts of $1.2 million, $1.7 million and $1.4 million in fiscal 2002, 2001 and 2000, respectively.

During fiscal 2000, the Company repurchased 500,000 shares of its Common Stock from Bruce E. Toll at $15 per share, a price that was within the trading range of the Company's Common Stock on the dates of the transactions.

11. Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for each of the three years ended October 31, 2002 (amounts in thousands):

                                                                      2002                2001               2000
                                                            ------------------   ----------------   ----------------
Cash flow information:
  Interest paid, net of amount capitalized                            $29,867            $26,985            $21,548
  Income taxes paid                                                  $116,558           $108,750            $54,700

Non-cash activity:
  Cost of inventory acquired through
     seller financing                                                 $13,993            $34,662             $8,321
  Investment in unconsolidated subsidiary
     acquired through seller financing                                      -                  -             $4,500
  Income tax benefit related to exercise
     of employee stock options                                         $7,394             $5,396             $2,128
  Stock bonus awards                                                   $6,855             $4,413             $1,395
  Contributions to employee retirement plan                              $883               $791               $641

12. Subsequent Event

In November 2002, Toll Brothers Finance Corp., a wholly-owned subsidiary of the Company, issued $300 million of 6.875% Senior Notes due 2012. The notes were issued in a private placement under Rule 144A of the Securities Act of 1933, as amended. The Company has agreed to file a registration statement enabling the noteholders to exchange the notes for publicly registered notes. The Company intends to use the proceeds from the offering to redeem $100 million of its 8 3/4% Senior Subordinated Notes due 2006, repay bank debt and for general corporate purposes.

The Company called for redemption its 8 3/4% Senior Subordinated Notes due 2006 at 102.917% of principal amount on December 27, 2002. The redemption will result in a pretax charge in the Company's first quarter of fiscal 2003 of approximately $4 million.

13. Supplemental Guarantor Information

A wholly owned subsidiary of the Company, Toll Brothers Finance Corp.(the "Subsidiary Issuer"), issued senior debt on November 22, 2002. The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest was guaranteed jointly and severally on a senior basis by the Company and substantially all of the Company's wholly-owned homebuilding subsidiaries (the "Guarantor Subsidiaries"). The guarantees are full and unconditional. The Company's non-homebuilding subsidiaries (the "Non-Guarantor Subsidiaries") did not guarantee the debt. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such disclosures would not be material to investors. Prior to the senior debt issuance, Toll Brothers Finance Corp. did not have any operations.

Supplemental consolidating financial information of the Company, the Subsidiary Issuer, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at Toll Brothers, Inc. on a consolidated basis are as follows ($ amounts in thousands):

Consolidating Balance Sheet at October 31, 2002

                                  Toll            Subsidiary       Guarantor      Non-         Elim-        Consolidated
                                  Brothers,       Issuer           Subsid-        Guarantor    ination
                                  Inc.                             iaries         Subsid-
                                                                                  iaries
                                  -----------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                              99,815       2,522                      102,337
Inventory                                                           2,550,708         353                    2,551,061
Property and office
 equipment, net                                                        29,036       9,460                       38,496
Receivables, prepaid
 expenses and other assets            1,231,139                        32,462      35,277     (1,203,813)       95,065
Mortgage loans receivable                                               2,193      61,756                       63,949
Customer deposits held
 in escrow                                                             23,019                                   23,019
Investments in
  unconsolidated entities                                              21,438                                   21,438
                                  -----------------------------------------------------------------------------------------
                                      1,231,139         -           2,758,671     109,368     (1,203,813)    2,895,365
                                  =========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Loans payable                                                       241,151      12,043                      253,194
  Subordinated notes                                                  819,663                                  819,663
  Mortgage company
    warehouse loan                                                                 48,996                       48,996
  Customer deposits                                                   134,707                                  134,707
  Accounts payable                                                    126,324          67                      126,391
  Accrued expenses                                                    244,868      36,407                      281,275
  Income taxes payable                  101,630                                                                101,630
                                  -----------------------------------------------------------------------------------------
    Total liabilities                   101,630         -           1,566,713      97,513              -     1,765,856
                                  -----------------------------------------------------------------------------------------
Stockholders' equity
  Common stock                              740                                     3,003         (3,003)          740
  Additional paid-
    in capital                          102,600                         4,420       1,734         (6,154)      102,600
  Retained earnings                   1,101,799                     1,187,538       7,118     (1,194,656)    1,101,799
  Treasury stock                        (75,630)                                                               (75,630)
                                  -----------------------------------------------------------------------------------------
    Total stockholders'
     equity                           1,129,509         -           1,191,958      11,855     (1,203,813)    1,129,509
                                  -----------------------------------------------------------------------------------------
                                      1,231,139         -           2,758,671     109,368     (1,203,813)    2,895,365
                                  =========================================================================================

Consolidating Balance Sheet at October 31, 2001

                                      Toll             Subsidiary    Guarantor    Non-          Elim-       Consolidated
                                      Brothers,        Issuer        Subsid-      Guarantor     ination
                                      Inc.                           iaries       Subsid-
                                                                                  iaries
                                  -----------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                             179,434       3,406                       182,840
Inventory                                                           2,183,045         496                     2,183,541
Property and office
 equipment, net                                                        27,067       6,028                        33,095
Receivables, prepaid
 expenses and other assets            1,010,734                        27,465      13,726       (977,444)        74,481
Mortgage loans receivable                                                 669      26,089                        26,758
Customer deposits held
 in escrow                                                             17,303                                    17,303
Investments in
  unconsolidated entities                                              14,182                                    14,182
                                  -----------------------------------------------------------------------------------------
                                      1,010,734           -         2,449,165      49,745       (977,444)     2,532,200
                                  =========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Loans payable                                                       357,802       4,910                       362,712
  Subordinated notes                                                  669,581                                   669,581
  Mortgage company
    warehouse loan                                                                 24,754                        24,754
  Customer deposits                                                   101,778                                   101,778
  Accounts payable                                                    132,909          61                       132,970
  Accrued expenses                                                    215,101      14,570                       229,671
  Income taxes payable                   98,151                                                                  98,151
                                  -----------------------------------------------------------------------------------------
    Total liabilities                    98,151          -          1,477,171      44,295              -      1,619,617
                                  -----------------------------------------------------------------------------------------
Stockholders' equity
  Common stock                              369                             1           3             (4)           369
  Additional paid-
    in capital                          107,014                         5,070       1,084         (6,154)       107,014
  Retained earnings                     882,281                       966,923       4,363       (971,286)       882,281
  Treasury stock                        (77,081)                                                                (77,081)
                                  -----------------------------------------------------------------------------------------
    Total stockholders'
     equity                             912,583          -            971,994       5,450       (977,444)       912,583
                                  -----------------------------------------------------------------------------------------
                                      1,010,734          -          2,449,165      49,745       (977,444)     2,532,200
                                  =========================================================================================

Consolidating Income Statement for the fiscal year ended October 31, 2002


                               Toll          Subsidiary     Guarantor      Non-         Elim-          Consolidated
                               Brothers,     Issuer         Subsid-        Guarantor    ination
                               Inc.                         iaries         Subsid-
                                                                           iaries
                             --------------------------------------------------------------------------------------
Revenues:
 Home sales                                               2,279,261                                      2,279,261
 Land sales                                                  36,183                                         36,183
 Other                                                       12,687          32,652       (33,681)          11,658
 Equity earnings
  from unconsolidated
  entities                                                    1,870                                          1,870
 Earnings from
  subsidiaries                   347,478                                                 (347,478)               -
                             --------------------------------------------------------------------------------------
                                 347,478      -           2,330,001          32,652      (381,159)       2,328,972
                             --------------------------------------------------------------------------------------

Costs and expenses:
 Cost of sales                                            1,681,150          14,383       (14,531)       1,681,002
 Selling, general
  and administrative                   6                    237,121          12,890       (13,894)         236,123
 Interest                            154                     64,254           1,008          (887)          64,529
                             --------------------------------------------------------------------------------------
                                     160      -           1,982,525          28,281       (29,312)       1,981,654
                             --------------------------------------------------------------------------------------
Income before
  income taxes                   347,318      -             347,476           4,371      (351,847)         347,318
Income taxes                     127,431                    127,489           1,616      (129,105)         127,431
                             --------------------------------------------------------------------------------------
Net income                       219,887      -             219,987           2,755      (222,742)         219,887
                             ======================================================================================

Consolidating Income Statement for the fiscal year ended October 31, 2001


                               Toll          Subsidiary     Guarantor      Non-         Elim-          Consolidated
                               Brothers,     Issuer         Subsid-        Guarantor    ination
                               Inc.                         iaries         Subsid-
                                                                           iaries
                             --------------------------------------------------------------------------------------
Revenues:
 Home sales                                                 2,180,469                                  2,180,469
 Land sales                                                    27,530                                     27,530
 Other                                                         14,335       15,192      (14,677)          14,850
 Equity earnings
  from unconsolidated
  entities                                                      6,756                                      6,756
 Earnings from
  subsidiaries                     337,892                                             (337,892)               -
                              -----------------------------------------------------------------------------------
                                   337,892       -          2,229,090       15,192     (352,569)       2,229,605
                              -----------------------------------------------------------------------------------

Costs and expenses:
 Cost of sales                                              1,623,526        3,577       (3,363)       1,623,740
 Selling, general
  and administrative                     3                    209,638        9,036       (8,948)         209,729
 Interest                                                      58,035          960         (748)          58,247
                              -----------------------------------------------------------------------------------
                                         3       -          1,891,199       13,573      (13,059)       1,891,716
                              -----------------------------------------------------------------------------------
Income before
  income taxes                     337,889       -            337,891        1,619     (339,510)         337,889
Income taxes                       124,216                    123,996          597     (124,593)         124,216
                              -----------------------------------------------------------------------------------
Net income                         213,673       -            213,895        1,022     (214,917)         213,673
                              ===================================================================================


Consolidating Income Statement for the fiscal year ended October 31, 2000


                               Toll          Subsidiary     Guarantor      Non-           Elim-        Consolidated
                               Brothers,     Issuer         Subsid-        Guarantor      ination
                               Inc.                         iaries         Subsid-
                                                                           iaries
                             --------------------------------------------------------------------------------------
Revenues:
 Home sales                                                 1,762,930                                   1,762,930
 Land sales                                                    38,730                                      38,730
 Other                                                          9,737       10,354        (10,639)          9,452
 Equity earnings
  from unconsolidated
  entities                                                      3,250                                       3,250
 Earnings from
  subsidiaries                     231,011                                               (231,011)              -
                             --------------------------------------------------------------------------------------
                                   231,011        -         1,814,647       10,354       (241,650)      1,814,362
                             --------------------------------------------------------------------------------------

Costs and expenses:
 Cost of sales                                              1,366,669        3,921         (3,721)      1,366,869
 Selling, general
  and administrative                    45                    171,037        6,008         (6,732)        170,358
 Interest                                                      45,929          285            (45)         46,169
                             --------------------------------------------------------------------------------------
                                        45        -         1,583,635       10,214        (10,498)      1,583,396
                             --------------------------------------------------------------------------------------
Income before
  income taxes                     230,966        -           231,012          140       (231,152)        230,966
Income taxes                        85,023                     85,222           52        (85,274)         85,023
                             --------------------------------------------------------------------------------------
Net income                         145,943        -           145,790           88       (145,878)        145,943
                             ======================================================================================

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2002

                                               Toll         Subsidiary    Guarantor    Non-         Elim-          Consolidated
                                               Brothers,    Issuer        Subsid-      Guarantor    ination
                                               Inc.                       iaries       Subsid-
                                                                                       iaries
                                             ------------------------------------------------------------------------------------
Cash flow from operating activities
Net income                                      219,887                    219,987         2,755     (222,742)        219,887
Adjustments to reconcile net income
  to net cash used in operations:
Depreciation and amortization                                                9,509           986                       10,495
Equity earnings in
  unconsolidated joint ventures                                             (1,870)                                    (1,870)
Deferred tax provision                            1,831                                                                 1,831
Provision for inventory writedown                                            6,081                                      6,081
Changes in operating assets and liabilities:
(Increase) decrease in inventory                                          (360,552)          143                     (360,409)
Origination of mortgage loans                                                           (412,431)                    (412,431)
Sale of mortgage loans                                                                   376,764                      376,764
(Increase) decrease in receivables,
    prepaid expenses and other assets          (220,404)                   (12,963)      (18,560)     222,742         (29,185)
Increase in customer deposits                                               32,929                                     32,929
Increase in accounts payable
  and accrued expenses                            7,734                     22,531        22,496                       52,761
Increase in income taxes payable                  9,042                                                                 9,042
                                             ------------------------------------------------------------------------------------
 Net cash provided by (used in)
   operating activities                          18,090          -         (84,348)      (27,847)           -         (94,105)
                                             ------------------------------------------------------------------------------------
Cash flow from investing activities
Purchase of property
  and equipment, net                                                        (9,758)       (4,412)                     (14,170)
Unconsolidated entities
  Investment in                                                             (9,526)                                    (9,526)
  Distribution from                                                          4,200                                      4,200
                                             ------------------------------------------------------------------------------------
 Net cash used in
   investing activities                               -         -          (15,084)       (4,412)           -         (19,496)
                                             ------------------------------------------------------------------------------------
Cash flow from financing activities
Proceeds from loans payable                                                180,995       347,715                      528,710
Principal payments of loans payable                                       (310,931)     (316,339)                    (627,270)
Net proceeds from public debt                                              149,748                                    149,748
Proceeds from stock-based plans                  12,997                                                                12,997
Purchase of treasury stock                      (31,087)                                                              (31,087)
 Net cash (used in) provided by
                                             ------------------------------------------------------------------------------------
   financing activities                         (18,090)        -           19,812        31,376            -          33,098
                                             ------------------------------------------------------------------------------------
Net increase in cash
  and cash equivalents                                                     (79,620)         (883)                     (80,503)
Cash and cash equivalents,
  beginning of year                                                        179,434         3,406                      182,840
Cash and cash equivalents,
                                             ------------------------------------------------------------------------------------
  end of year                                      -            -           99,814         2,523            -         102,337
                                             ====================================================================================

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2001

                                               Toll         Subsidiary    Guarantor    Non-           Elim-        Consolidated
                                               Brothers,    Issuer        Subsid-      Guarantor      ination
                                               Inc.                       iaries       Subsid-
                                                                                       iaries
                                             ------------------------------------------------------------------------------------
Cash flow from operating activities
Net income                                       213,673                 213,895          1,022        (214,917)     213,673
Adjustments to reconcile net income
  to net cash used in operations:
Depreciation and amortization                                              8,845            511                        9,356
Equity earnings in
  Unconsolidated joint ventures                                           (6,756)                                    (6,756)
Deferred tax provision                             7,323                                                               7,323
Provision for inventory writedown                                         13,035                                      13,035
Changes in operating assets and liabilities:
(Increase) decrease in inventory                                        (457,142)           220                     (456,922)
Origination of mortgage loans                                                          (199,102)                    (199,102)
Sale of mortgage loans                                                                  183,449                      183,449
(Increase) decrease in receivables,
  prepaid expenses and other assets             (177,507)                (16,978)        (9,639)        214,917       10,793
Decrease in customer deposits                                             (3,146)                                     (3,146)
Increase in accounts payable
  and accrued expenses                             5,204                  64,941          1,631                       71,776
Increase in income taxes payable                   8,142                                                               8,142
                                             ------------------------------------------------------------------------------------
 Net cash provided by (used in)
   operating activities                           56,835        -       (183,306)       (21,908)              -     (148,379)
                                             ------------------------------------------------------------------------------------
Cash flow from investing activities
Purchase of property
  and equipment, net                                                     (10,957)        (4,063)                     (15,020)
Distribution from
  unconsolidated entities                                                 15,750                                      15,750
                                             ------------------------------------------------------------------------------------
 Net cash used in (provided by)
   investing activities                                -        -          4,793         (4,063)              -          730
                                             ------------------------------------------------------------------------------------
Cash flow from financing activities
Proceeds from loans payable                                              123,662         84,966                      208,628
Principal payments of loans payable                                     (119,731)       (60,363)                    (180,094)
Net proceeds from public debt                                            196,930                                     196,930
Proceeds from stock-based plans                   14,932                                                              14,932
Purchase of treasury stock                       (71,767)                                                            (71,767)
                                             ------------------------------------------------------------------------------------
 Net cash (used in) provided by
   financing activities                          (56,835)       -        200,861         24,603               -      168,629
                                             ------------------------------------------------------------------------------------
Net increase in cash
  and cash equivalents                                                    22,348         (1,368)                      20,980
Cash and cash equivalents,
  beginning of year                                                      157,086          4,774                      161,860
                                           --------------------------------------------------------------------------------------
Cash and cash equivalents,
  end of year                                          -        -        179,434          3,406               -      182,840
                                           ======================================================================================

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2000

                                             Toll          Subsidiary   Guarantor    Non-          Elim-         Consolidated
                                             Brothers,     Issuer       Subsid-      Guarantor     ination
                                             Inc.                        iaries      Subsid-
                                                                                      iaries
                                             ------------------------------------------------------------------------------------
Cash flow from operating activities
Net income                                      145,943                  145,790             88     (145,878)        145,943
Adjustments to reconcile net income
  to net cash used in operations:
Depreciation and amortization                                              8,186            342                        8,528
Equity earnings in
  unconsolidated joint ventures                                           (3,250)                                     (3,250)
Deferred tax provision                            5,191                                                                5,191
Provision for inventory writedown                                          7,448                                       7,448
Changes in operating assets and liabilities:
Increase in inventory                                                   (271,063)          (688)                    (271,751)
Origination of mortgage loans                                                           (22,982)                     (22,982)
Sale of mortgage loans                                                                   12,546                       12,546
(Increase) decrease in receivables,
  prepaid expenses and other assets            (157,006)                 (14,748)         8,287      145,878         (17,589)
Increase in customer deposits                                             22,429                                      22,429
Increase in accounts payable
  and accrued expenses                            2,036                   67,243          2,213                       71,492
Increase in income taxes payable                 25,132                                                               25,132
                                             ------------------------------------------------------------------------------------
 Net cash provided by (used in)
   operating activities                          21,296         -        (37,965)          (194)           -         (16,863)
                                             ------------------------------------------------------------------------------------
Cash flow from investing activities
Purchase of property
  and equipment, net                                                      (8,143)        (1,272)                      (9,415)
Distribution from
  unconsolidated entities                                                 13,589                                      13,589
                                             ------------------------------------------------------------------------------------
 Net cash used in (provided by)
   investing activities                               -         -          5,446         (1,272)           -           4,174
                                             ------------------------------------------------------------------------------------
Cash flow from financing activities
Proceeds from loans payable                                              554,783          5,060                      559,843
Principal payments of loans payable                                     (460,482)                                   (460,482)
Proceeds from stock-based plans                  11,936                                                               11,936
Purchase of treasury stock                      (33,232)                                                             (33,232)
 Net cash (used in) provided by
                                             ------------------------------------------------------------------------------------
   financing activities                         (21,296)        -         94,301          5,060            -          78,065
                                             ------------------------------------------------------------------------------------
Net increase in cash
  and cash equivalents                                                    61,782          3,594                       65,376
Cash and cash equivalents,
  beginning of year                                                       95,304          1,180                       96,484
Cash and cash equivalents,
                                             ------------------------------------------------------------------------------------
  end of year                                         -         -        157,086          4,774            -         161,860
                                             ====================================================================================


                                 Summary Consolidated Quarterly Financial Data (Unaudited)
                                       (Amounts in thousands, except per share data)


                                                                        Three months ended
                                              Oct. 31              July 31              April 30             Jan. 31
                                          -----------------   ------------------   -------------------  -----------------
Fiscal 2002:
Revenue                                           $705,590             $580,707              $550,496           $492,179
Gross profit                                      $192,433             $162,103              $156,897           $136,537
Income before income taxes                        $109,905              $84,603               $82,826            $69,984
Net Income                                         $69,383              $53,500               $52,510            $44,494
Earnings per share*
    Basic                                            $0.99                $0.76                 $0.74              $0.63
    Diluted                                          $0.93                $0.70                 $0.69              $0.60
Weighted average number*
   of shares
    Basic                                           70,204               70,835                70,849             70,001
    Diluted                                         74,752               76,685                76,237             74,244

Fiscal 2001:
Revenue                                           $655,752             $584,068              $514,524           $475,261
Gross profit                                      $182,759             $164,239              $136,959           $121,908
Income before income taxes                        $108,183              $94,160               $72,351            $63,195
Net Income                                         $68,526              $59,444               $45,778            $39,925
Earnings per share*
    Basic                                            $0.98                $0.83                 $0.63              $0.55
    Diluted                                          $0.92                $0.77                 $0.58              $0.51
Weighted average number*
   of shares
    Basic                                           69,820               71,677                72,857             72,326
    Diluted                                         74,661               77,413                78,564             78,830

* Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year. Share and per share amounts have been adjusted for a two-for-one stock split in March 2002.

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in thousands)

                         Balance at  Charged    Charged               Balance
                         Beginning   to Costs   to                    at End
                         of          and        Other                 of
    Description          Period      Expenses   Accounts  Deductions  Period
    -----------          ----------  --------   --------  ----------  -------
Net realizable value
  reserves for inventory
  of land and land
  development costs:


Year ended
  October 31, 2000:
   New Jersey            $ 3,708                                      $ 3,708

Year ended
  October 31, 2001:
   New Jersey            $ 3,708                3,708                       -

Year ended
  October 31, 2002:
   New Jersey                  -                                            -