Form 10-Q
period 2003-01-31
TOLL BROTHERS INC
filed 2003-03-14
CIK 794170

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003

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


                                 Yes _X_ No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _X_ No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value: 69,567,076 shares at March 11, 2003.

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                                      INDEX


                                                                                      Page No.
                                                                                      --------

Statement of Forward-Looking Information                                                 1

PART I.  Financial Information

         ITEM 1. Financial Statements

                  Condensed Consolidated Balance Sheets (Unaudited)
                           at January 31, 2003 and October 31, 2002                      2

                  Condensed Consolidated Statements of Income
                           (Unaudited) For the Three Months Ended
                            January 31, 2003 and 2002                                    3

                  Condensed Consolidated Statements of Cash Flows
                           (Unaudited) For the Three Months Ended January
                           31, 2003 and 2002                                             4

                  Notes to Condensed Consolidated Financial
                           Statements (Unaudited)                                        5


         ITEM 2. Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                          13

         ITEM 3. Quantitative and Qualitative Disclosures
                           About Market Risk                                            20

         ITEM 4. Controls and Procedures                                                21


PART II. Other Information

         Item 1. Legal Proceedings                                                      22

         Item 2. Changes in Securities and Use of Proceeds                              22

         Item 3. Defaults upon Senior Securities                                        22

         Item 4. Submission of Matters to a Vote of Security Holders                    22

         Item 5. Other Information                                                      22

         Item 6. Exhibits and Reports on Form 8-K                                       22

SIGNATURES                                                                              23

CERTIFICATIONS                                                                          24

                    STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included herein and in our other reports, SEC filings, statements and presentations is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning our anticipated operating results, financial resources, changes in revenues, changes in profitability, anticipated income to be realized from our investments in joint ventures and the Toll Realty Trust Group, interest expense, growth and expansion, ability to acquire land, ability to sell homes and properties, ability to deliver homes from backlog, ability to gain approvals and to open new communities, ability to secure materials and subcontractors, average delivered prices of homes, ability to maintain the liquidity and capital necessary to expand and take advantage of future opportunities and stock market valuations. In some cases you can identify those so called forward-looking statements by words such as "may," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "project," "intend," "can," "could," "might," or "continue" or the negative of those words or other comparable words. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in our other reports, SEC filings, statements and presentations. These risks and uncertainties include local, regional and national economic and political conditions, the consequences of any future terrorist attacks such as those that occurred on September 11, 2001, the effects of governmental regulation, the competitive environment in which we operate, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, the availability of capital, fluctuations in capital and securities markets, the availability and cost of labor and materials, and weather conditions.

Additional information concerning potential factors that we believe could cause our actual results to differ materially from expected and historical results is included under the caption "Factors That May Affect Our Future Results" in Item 1 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2002. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

When this report uses the words "we," "us," and "our," they refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires.

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                            January 31,          October 31,
                                                                               2003                 2002
                                                                        -----------------    ------------------
                                                                           (Unaudited)
ASSETS

Cash and cash equivalents                                                     $206,387             $102,337
Inventory                                                                    2,716,195            2,551,061
Property, construction and office
   equipment, net                                                               40,075               38,496
Receivables, prepaid expenses
   and other assets                                                             95,506               95,065
Mortgage loans receivable                                                       57,738               63,949
Customer deposits held in escrow                                                21,024               23,019
Investments in unconsolidated entities                                          23,908               21,438
                                                                        -----------------    ------------------
                                                                            $3,160,833           $2,895,365
                                                                        =================    ==================


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Loans payable                                                               $244,486             $253,194
  Senior notes                                                                 298,087                    -
  Subordinated notes                                                           719,970              819,663
  Mortgage company warehouse loan                                               49,936               48,996
  Customer deposits                                                            134,234              134,707
  Accounts payable                                                             170,837              126,391
  Accrued expenses                                                             271,130              281,275
  Income taxes payable                                                          92,311              101,630
                                                                        -----------------    ------------------
                                                                             1,980,991            1,765,856
                                                                        -----------------    ------------------

Stockholders' equity:
  Preferred stock
  Common stock                                                                     740                  740
  Additional paid-in capital                                                   104,214              102,600
  Retained earnings                                                          1,147,213            1,101,799
  Treasury stock                                                               (72,325)             (75,630)
                                                                        -----------------    ------------------
     Total stockholders' equity                                              1,179,842            1,129,509
                                                                        -----------------    ------------------
                                                                            $3,160,833           $2,895,365
                                                                        =================    ==================

                             See accompanying notes

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                                             Three months ended
                                                                                                 January 31,
                                                                                    --------------------------------------
                                                                                          2003                 2002
                                                                                    ------------------   -----------------
Revenues:
  Housing sales                                                                              $557,886            $482,702
  Land sales                                                                                    9,434               6,423
  Equity earnings in
   unconsolidated entities                                                                        253                   -
  Interest and other                                                                            2,687               3,054
                                                                                    ------------------   -----------------
                                                                                              570,260             492,179
                                                                                    ------------------   -----------------

Costs & expenses:
  Housing sales                                                                               405,172             351,425
  Land sales                                                                                    7,614               4,217
  Selling, general and administrative                                                          65,623              52,398
  Interest                                                                                     16,041              14,155
  Expenses related to early retirement of debt                                                  3,890                   -
                                                                                    ------------------   -----------------
                                                                                              498,340             422,195
                                                                                    ------------------   -----------------

Income before income taxes                                                                     71,920              69,984
Income taxes                                                                                   26,506              25,490
                                                                                    ------------------   -----------------
Net income                                                                                    $45,414             $44,494
                                                                                    ==================   =================

Earnings per share:
  Basic                                                                                         $0.65               $0.64
                                                                                    ==================   =================
  Diluted                                                                                       $0.61               $0.60
                                                                                    ==================   =================

Weighted average number of shares:
  Basic                                                                                        70,407              70,001
  Diluted                                                                                      74,308              74,244


                             See accompanying notes

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                     Three months ended
                                                                                         January 31,
                                                                             ----------------------------------
                                                                                   2003               2002
                                                                             ---------------     --------------
Cash flows from operating activities:
 Net income                                                                       $45,414            $44,494
 Adjustments to reconcile net income to
  net cash used in operating activities:
  Depreciation and amortization                                                     3,045              2,903
  Equity earnings in unconsolidated
    entities                                                                         (253)                 -
  Deferred tax provision                                                              166             (1,414)
  Provision for write-offs                                                            280              1,265
  Write-off of unamortized debt issuance costs                                        973                  -
  Changes in operating assets and liabilities
    Increase in inventory                                                        (161,376)           (94,017)
    Origination of mortgage loans                                                (127,283)           (83,430)
    Sale of mortgage loans                                                        131,412             82,397
    Decrease (increase) in receivables, prepaid
      expenses and other assets                                                     2,694             (3,151)
    Decrease in customer deposits                                                    (473)              (882)
    Increase in accounts payable and accrued
      expenses                                                                     43,943              1,860
    Decrease in current income taxes payable                                       (9,377)            (8,096)
                                                                             ---------------    ---------------
    Net cash used in operating activities                                         (70,835)           (58,071)
                                                                             ---------------    ---------------
Cash flows from investing activities:
 Purchase of property, construction and
   office equipment, net                                                           (4,144)            (3,072)
 Investments in unconsolidated entities                                            (3,267)            (2,000)
 Distributions from unconsolidated entities                                         1,050              2,800
                                                                             ---------------    ---------------
    Net cash used in investing activities                                          (6,361)            (2,272)
                                                                             ---------------    ---------------
Cash flows from financing activities:
 Proceeds from loans payable                                                      274,766             96,540
 Principal payments of loans payable                                             (286,573)          (101,645)
 Net proceeds from issuance of public debt                                        297,885            149,748
 Redemption of subordinated notes                                                (100,000)                 -
 Proceeds from stock-based benefit plans                                              377              6,437
 Purchase of treasury stock                                                        (5,209)               (25)
                                                                             ---------------    ---------------
    Net cash provided by financing activities                                     181,246            151,055
                                                                             ---------------    ---------------
Increase in cash and cash equivalents                                             104,050             90,712
Cash and cash equivalents, beginning of period                                    102,337            182,840
                                                                             ---------------    ---------------
Cash and cash equivalents, end of period                                         $206,387           $273,552
                                                                             ===============    ===============

                             See accompanying notes

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The October 31, 2002 balance sheet amounts and disclosures included herein have been derived from our October 31, 2002 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, we suggest that they be read in conjunction with the financial statements and notes thereto included in our October 31, 2002 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position as of January 31, 2003, the results of our operations for the three months ended January 31, 2003 and 2002 and our cash flows for the three months ended January 31, 2003 and 2002. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," provides guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The adoption of SFAS No. 144 as of November 1, 2003 did not have a material impact on our financial condition or results of operations.

SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections," requires all gains and losses from the extinguishment of debt to be included as an item from continuing operations. The provisions of SFAS No. 145 relating to the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," became effective for our fiscal year ending October 31, 2003. For the three months ended January 31, 2003, we recognized a pretax charge of approximately $3.9 million related to the retirement in December 2002 of our 8 3/4% Senior Subordinated Notes due 2006. Under previous accounting principles generally accepted in the United States, this charge would have been treated as an extraordinary item.

On March 4, 2002, our Board of Directors declared a two-for-one split of our common stock in the form of a stock dividend to stockholders of record on March 14, 2002. The additional shares were distributed on March 28, 2002. All share and per share amounts have been restated to reflect the split.

2. Inventory

Inventory consisted of the following (amounts in thousands):

                                              January 31,          October 31,
                                                 2003                 2002
                                            ---------------    -----------------
Land and land development costs                $  815,272           $  772,796
Construction in progress                        1,591,212            1,491,108
Sample homes and sales offices                    176,813              163,722
Land deposits and costs of
   future developments                            123,194              114,212
Other                                               9,704                9,223
                                            ---------------    -----------------
                                               $2,716,195           $2,551,061
                                            ===============    =================

Construction in progress includes the cost of homes under construction, land and land development costs and the carrying costs of lots that have been substantially improved.

We capitalize certain interest costs to inventory during the development and construction period. Capitalized interest is charged to interest expense when the related inventory is closed. Interest incurred, capitalized and expensed for the three months ended January 31, 2003 and 2002 is summarized as follows (amounts in thousands):

                                                  2003                2002
                                             ---------------   -----------------
Interest capitalized,
   beginning of period                           $123,637             $98,650
Interest incurred                                  25,782              22,870
Interest expensed                                 (16,041)            (14,155)
Write-off to cost of sales                            (64)               (823)
                                             ---------------   -----------------
Interest capitalized,
   end of period                                 $133,314             $106,542
                                             ===============   =================


3. Earnings per Share Information

Information pertaining to the calculation of earnings per share for the three months ended January 31, 2003 and 2002 is as follows (amounts in thousands):

                                                          2003           2002
                                                     ------------   ------------
Basic weighted average shares                             70,407         70,001
Common stock equivalents                                   3,901          4,243
                                                     ------------   ------------
Diluted weighted average shares                           74,308         74,244
                                                     ============   ============


4. Senior Notes and Senior Subordinated Notes

On November 22, 2002, we issued $300 million of 6.875% Senior Notes. We redeemed all of the $100 million outstanding 8 3/4% Senior Subordinated Notes due 2006 on December 27, 2002 at a price of 102.917% of the principal amount. We recognized a pretax charge of $3.9 million in the first quarter of fiscal 2003 representing the premium paid on redemption and the write-off of unamortized bond issuance costs. We intend to use the remaining proceeds for general corporate purposes.

5. Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to 10 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. As of January 31, 2003, we had repurchased approximately
5.6 million shares under the program.


6. Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for the three months ended January 31, 2003 and 2002 (amounts in thousands):

                                                             2003        2002
                                                         ----------   ----------
Supplemental disclosures of cash flow information:
      Interest paid, net of capitalized
        amounts                                             $5,088       $3,574
                                                         ==========   ==========
      Income taxes paid                                    $34,168      $35,000
                                                         ==========   ==========

Supplemental disclosures of non-cash activities:
      Cost of residential inventories
        acquired through seller financing                   $4,038         $510
                                                         ==========   ==========
      Income tax benefit relating to exercise
        of employee stock options                             $108       $4,298
                                                         ==========   ==========
      Stock bonus award                                     $9,643       $6,853
                                                         ==========   ==========


7. Supplemental Guarantor Information

Our wholly-owned subsidiary, Toll Brothers Finance Corp. (the "Subsidiary Issuer"), issued senior debt on November 22, 2002. The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest was guaranteed jointly and severally on a senior basis by Toll Brothers, Inc. and substantially all of our wholly-owned homebuilding subsidiaries (the "Guarantor Subsidiaries"). The guarantees are full and unconditional. Our non-homebuilding subsidiaries (the "Non-Guarantor Subsidiaries") did not guarantee the debt. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such disclosures would not be material to investors. Prior to the senior debt issuance, the Subsidiary Issuer did not have any operations.

Supplemental consolidating financial information of the Company, the Subsidiary Issuer, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at Toll Brothers, Inc. on a consolidated basis are as follows ($ amounts in thousands):



Consolidating Balance Sheet at January 31, 2003

                                        Toll                                         Non-
                                      Brothers,   Subsidiary      Guarantor        Guarantor
                                        Inc.        Issuer      Subsidiaries      Subsidiaries  Eliminations  Consolidated
                                    --------------------------------------------------------------------------------------
ASSETS

Cash & cash equivalents                                            202,706         3,681                         206,387
Inventory                                                        2,715,816           379                       2,716,195
Property, construction
 & office equipment - net                                           30,710         9,365                          40,075
Receivables, prepaid
 expenses, investments in
 subsidiaries & other assets          1,273,735        301,983    (269,534)       39,731       (1,250,409)        95,506
Customer deposits held
 in escrow                                                          21,024                                        21,024
Mortgage loans receivable                                                         57,738                          57,738
Investments in unconsol-
 idated entities                                                    23,908                                        23,908
                                    -------------------------------------------------------------------------------------
                                      1,273,735        301,983   2,724,630       110,894       (1,250,409)     3,160,833
                                    =====================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
 Loans payable                                                     239,053         5,433                         244,486
 Senior notes                                          298,087                                                   298,087
 Subordinated notes                                                719,970                                       719,970
 Mortgage company
  warehouse loan                                                                  49,936                          49,936
 Customer deposits                                                 134,234                                       134,234
 Accounts payable                                                  170,767            70                         170,837
 Accrued expenses                                        3,896     223,390        43,844                         271,130
 Income taxes payable                    93,893                                   (1,582)                         92,311
                                    --------------------------------------------------------------------------------------
   Total liabilities                     93,893        301,983   1,487,414        97,701                -      1,980,991
                                    --------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
 Common stock                               740                                    3,003           (3,003)           740
 Additional paid-in capital             104,214                      4,420         1,734           (6,154)       104,214
 Retained earnings                    1,147,213                  1,232,796         8,456       (1,241,252)     1,147,213
 Treasury stock                        (72,325)                                                                  (72,325)
                                    --------------------------------------------------------------------------------------
   Total equity                       1,179,842              -   1,237,216        13,193       (1,250,409)     1,179,842
                                    --------------------------------------------------------------------------------------
                                      1,273,735        301,983   2,724,630       110,894       (1,250,409)     3,160,833
                                    ======================================================================================


Consolidating Balance Sheet at October 31, 2002

                                        Toll                                         Non-
                                      Brothers,   Subsidiary      Guarantor        Guarantor
                                        Inc.        Issuer      Subsidiaries      Subsidiaries  Eliminations  Consolidated
                                    --------------------------------------------------------------------------------------
ASSETS

Cash & cash equivalents                                                 99,815        2,522                      102,337
Inventory                                                            2,550,708          353                    2,551,061
Property, construction
 & office equipment - net                                               29,036        9,460                       38,496
Receivables, prepaid
 expenses, investments in
 subsidiaries & other assets          1,231,139                         32,462       35,277      (1,203,813)      95,065
Customer deposits held
 in escrow                                                              23,019                                    23,019
Mortgage loans receivable                                                2,193       61,756                       63,949
Investments in unconsol-
 idated entities                                                        21,438                                    21,438
                                    --------------------------------------------------------------------------------------
                                      1,231,139         -            2,758,671      109,368      (1,203,813)   2,895,365
                                    ======================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
 Loans payable                                                         241,151       12,043                      253,194
 Subordinated notes                                                    819,663                                   819,663
 Mortgage company
  warehouse loan                                                                     48,996                       48,996
 Customer deposits                                                     134,707                                   134,707
 Accounts payable                                                      126,324           67                      126,391
 Accrued expenses                                                      244,868       36,407                      281,275
 Income taxes payable                   101,630                                                                  101,630
                                    --------------------------------------------------------------------------------------
   Total liabilities                    101,630         -            1,566,713       97,513               -    1,765,856
                                    --------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
 Common stock                               740                                       3,003          (3,003)         740
 Additional paid-in capital             102,600                          4,420        1,734          (6,154)     102,600
 Retained earnings                    1,101,799                      1,187,538        7,118      (1,194,656)   1,101,799
 Treasury stock                         (75,630)                                                                 (75,630)
                                    --------------------------------------------------------------------------------------
   Total equity                       1,129,509         -            1,191,958       11,855      (1,203,813)   1,129,509
                                    --------------------------------------------------------------------------------------
                                      1,231,139         -            2,758,671      109,368      (1,203,813)   2,895,365
                                    ======================================================================================

Consolidating Statement of Income for the Three Months ended January 31, 2003

                                        Toll                                       Non-
                                      Brothers,   Subsidiary      Guarantor      Guarantor
                                        Inc.        Issuer      Subsidiaries    Subsidiaries  Eliminations  Consolidated
                                    ------------------------------------------------------------------------------------
 Revenues:
  Home sales                                                       557,886                                     557,886
  Land sales                                                         9,434                                       9,434
  Equity earnings                                                      253                                         253
  Earnings from
    subsidiaries                         71,920                                                 (71,920)             -
  Other                                               3,947          2,461          6,866       (10,587)         2,687
                                  -------------------------------------------------------------------------------------
                                         71,920       3,947        570,034          6,866       (82,507)       570,260
                                  -------------------------------------------------------------------------------------

 Costs and expenses
  Cost of sales                                                    411,973            754            59        412,786
  Selling, general
   and administrative                                    14         66,236          3,892        (4,519)        65,623
  Interest                                            3,933         16,015            346        (4,253)        16,041
  Expenses related to
   retirement of debt                                                3,890                                       3,890
                                  -------------------------------------------------------------------------------------
                                              -       3,947        498,114          4,992        (8,713)       498,340
                                  -------------------------------------------------------------------------------------

 Income before
  income taxes                           71,920           -         71,920          1,874       (73,794)        71,920
 Income taxes                            26,506                     26,506            692       (27,198)        26,506
                                  -------------------------------------------------------------------------------------
 Net income                              45,414           -         45,414          1,182       (46,596)        45,414
                                  =====================================================================================


Consolidating Statement of Income for the Three Months ended January 31, 2002

                                        Toll                                       Non-
                                      Brothers,   Subsidiary      Guarantor      Guarantor
                                        Inc.        Issuer      Subsidiaries    Subsidiaries  Eliminations  Consolidated
                                    ------------------------------------------------------------------------------------

 Revenues:
  Home sales                                                       482,702                                     482,702
  Land sales                                                         6,423                                       6,423
  Earnings from
    subsidiaries                         69,984                                                 (69,984)             -
  Other                                                              2,959          4,103        (4,008)         3,054
                                  -------------------------------------------------------------------------------------
                                         69,984       -            492,084          4,103       (73,992)       492,179
                                  -------------------------------------------------------------------------------------

 Costs and expenses
  Cost of sales                                                    355,178            328           136        355,642
  Selling, general
   and administrative                                               52,802          2,764        (3,168)        52,398
  Interest                                                          14,120            271          (236)        14,155
                                  -------------------------------------------------------------------------------------
                                              -       -            422,100          3,363        (3,268)       422,195
                                  -------------------------------------------------------------------------------------

 Income before
  income taxes                           69,984       -             69,984            740       (70,724)        69,984
 Income taxes                            25,490                     25,490            273       (25,763)        25,490
                                  -------------------------------------------------------------------------------------
 Net income                              44,494       -             44,494            467       (44,961)        44,494
                                  =====================================================================================

Consolidating Statement of Cash Flows for the Three Months ended January 31,
2003

                                               Toll                                        Non-
                                              Brothers,   Subsidiary      Guarantor      Guarantor
                                                Inc.        Issuer      Subsidiaries    Subsidiaries  Eliminations  Consolidated
                                           --------------------------------------------------------------------------------------
Cash flows from
 operating activities
Net income                                     45,414                       45,414         1,182        (46,596)        45,414
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities
 Depreciation & amortization                                    37           2,516           492                         3,045
 Deferred tax provision                         1,586                                     (1,420)                          166
 Provision for write-offs                                                      280                                         280
 Equity earnings                                                              (253)                                       (253)
 Write-off of unamortized
  debt issuance costs                                                          973                                         973
 Changes in operating
  assets and liabilities
  Increase in inventory                                                   (161,350)          (26)                     (161,376)
  Origination of mortgage loans                                                         (127,283)                     (127,283)
  Sale of mortgage loans                                                                 131,412                       131,412
  Decrease in receivables,
   prepaid expense and other                  (42,596)    (301,818)        304,922        (4,410)        46,596          2,694
  Decrease in customer deposits                                               (473)                                       (473)
  Increase in accounts payable
   and accrued expenses                         9,643        3,896          22,963         7,441                        43,943
  Decrease in current
   taxes payable                               (9,215)                                      (162)                       (9,377)
                                            -----------------------------------------------------------------------------------
Net cash used in
  operating activities                          4,832     (297,885)        214,992         7,226              -        (70,835)
                                            -----------------------------------------------------------------------------------
Cash flows from
 investing activities
 Purchase of property,
  construction &
  office equipment                                                          (3,747)         (397)                       (4,144)
 Investment in
  unconsolidated entities                                                   (3,267)                                     (3,267)
 Distributions from
  unconsolidated entities                                                    1,050                                       1,050
                                            -----------------------------------------------------------------------------------
Net cash used in
 investing activities                               -            -          (5,964)         (397)             -         (6,361)
                                            -----------------------------------------------------------------------------------
Cash flows from
 financing activities
 Proceeds from loans payable                                               160,174       114,592                       274,766
 Principal payments on                                                    (166,311)     (120,262)                     (286,573)
  loans payable
 Net proceeds from issuance of
  public debt                                              297,885                                                     297,885
 Redemption of public debt                                                (100,000)                                   (100,000)
 Proceeds from stock-based
  benefit plans                                   377                                                                      377
 Purchase of treasury shares                   (5,209)                                                                  (5,209)
                                            -----------------------------------------------------------------------------------
Net cash provided by
 financing activities                          (4,832)     297,885        (106,137)       (5,670)             -        181,246
Increase in cash
 & equivalents                                      -            -         102,891         1,159              -        104,050
Cash & equivalents,
 beginning of period                                -            -          99,815         2,522              -        102,337
                                            -----------------------------------------------------------------------------------
Cash & equivalents,
 end of period                                      -             -        202,706         3,681              -        206,387
                                            ===================================================================================

                                       11

Consolidating Statement of Cash Flows for the Three Months ended January 31,
2002

                                               Toll                                        Non-
                                              Brothers,   Subsidiary      Guarantor      Guarantor
                                                Inc.        Issuer      Subsidiaries    Subsidiaries  Eliminations  Consolidated
                                           --------------------------------------------------------------------------------------
Cash flows from
 operating activities
Net income                                   44,494            -           44,494           467         (44,961)      44,494
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities
 Depreciation & amortization                                                2,727           176                        2,903
 Deferred tax provision                      (1,414)                                                                  (1,414)
 Provision for write-offs                                                   1,265                                      1,265
 Expenses related to
  retirement of debt
 Changes in operating
  assets and liabilities
  Increase in inventory                                                   (93,594)         (423)                     (94,017)
  Origination of mortgage loans                                                         (83,430)                     (83,430)
  Sale of mortgage loans                                                                 82,397                       82,397
  Increase in receivables,
   prepaid expense and other                (48,249)                         (764)          901          44,961       (3,151)
  Decrease in customer deposits                                              (882)                                      (882)
  Increase in accounts payable
   and accrued expenses                       6,853                        (5,310)          317                        1,860
  Decrease in current
   taxes payable                             (8,096)                                                                  (8,096)
                                          -----------------------------------------------------------------------------------
Net cash used in
  operating activities                       (6,412)           -          (52,064)          405               -      (58,071)
                                          -----------------------------------------------------------------------------------
Cash flows from
 investing activities
 Purchase of property,
  construction &
  office equipment                                                         (2,481)         (591)                      (3,072)
 Investment in
  unconsolidated entities                                                  (2,000)                                    (2,000)
 Distributions from
  unconsolidated entities                                                   2,800                                      2,800
                                          -----------------------------------------------------------------------------------
Net cash used in
 investing activities                             -            -           (1,681)         (591)              -       (2,272)
                                          -----------------------------------------------------------------------------------
Cash flows from
 financing activities
 Proceeds from loans payable                                               20,399        76,141                       96,540
 Principal payments on                                                    (25,083)      (76,562)                    (101,645)
  loans payable
 Net proceeds from issuance of
  public debt                                                             149,748                                    149,748
 Redemption of public debt
 Proceeds from stock-based
  benefit plans                               6,437                                                                    6,437
 Purchase of treasury shares                    (25)                                                                     (25)
                                          -----------------------------------------------------------------------------------
Net cash provided by
 financing activities                         6,412            -          145,064          (421)              -      151,055
Increase (decrease) in cash
 & equivalents                                    -            -           91,319          (607)              -       90,712
Cash & equivalents,
 beginning of period                              -            -          179,434         3,406               -      182,840
                                          -----------------------------------------------------------------------------------
Cash & equivalents,
 end of period                                    -             -         270,753         2,799               -      273,552
                                          ===================================================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the recognition of income and expenses, impairment of assets, estimates of future improvement costs, capitalization of costs, provision for litigation, insurance and warranty claims and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions or conditions.

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

Inventory
Inventory is stated at the lower of cost or fair value in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In addition to direct acquisition, land development and home construction costs, costs include interest, real estate taxes and direct overhead costs related to development and construction, which are capitalized to inventories during the period beginning with the commencement of development and ending with the completion of construction.

It takes approximately four to five years to fully develop, sell and deliver all the homes in one of our typical communities. Longer or shorter time periods are possible depending on the number of home sites in a community. Our master planned communities, consisting of several smaller communities, may take up to 10 years to complete. Since our inventory is considered a long-lived asset under accounting principles generally accepted in the United States, we are required to review the carrying value of each of our communities and write down the value of those communities for which we believe the values are not recoverable. When the profitability of a current community deteriorates or the sales pace declines significantly or some other factor indicates a possible impairment in the recoverability of the asset, we evaluate the property in accordance with the guidelines of SFAS No. 144. If this evaluation indicates that an impairment loss should be recognized, we charge cost of sales for the estimated impairment loss in the period determined.

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

Joint Venture Accounting
We have investments in three joint ventures with independent third parties to develop and sell land that was owned or is currently owned by our venture partners. We recognize our share of earnings from the sale of lots to other builders. We do not recognize earnings from lots we purchase from the joint ventures, but instead reduce our cost basis in these lots by our share of the earnings on those lot sales. We have agreed to purchase 180 lots from one of the ventures and have the right to purchase up to 385 lots from the second. The third venture has sold all the land that it owned and is currently in the process of completing the final land improvements on the site which could take 12 months or more to finish. Two of the joint ventures also participate in the profits earned on home sales from the lots sold to other builders above certain agreed upon levels. At January 31, 2003, we had an aggregate amount of approximately $15.1 million invested in these joint ventures and were committed to contribute additional capital in an aggregate amount of approximately $27.3 million if the joint ventures require it.

We also own 50% of a joint venture with an unrelated third party that is currently selling and building an active-adult, age-qualified community. At January 31, 2003, our investment was $1.2 million in this joint venture. We do not have any commitment to contribute additional capital to this joint venture.

In addition, Toll Brothers Realty Trust Group (the "Trust") was formed in 1998. The Trust is effectively owned by ourselves, a number of our senior executives and/or directors including Robert I. Toll, Bruce E. Toll (and certain members of his family), Zvi Barzilay (and certain members of his family) and Joel H. Rassman and with the Pennsylvania State Employees Retirement System to take advantage of commercial real estate opportunities that may present themselves from time to time. We provide development, finance and management services to the Trust and receive fees under various agreements. At January 31, 2003, our investment in the Trust was $7.6 million. We also entered into a subscription agreement whereby each group of investors agreed to invest up to an additional $9.3 million if required by the Trust. The subscription agreement expires in August 2003. The Trust currently owns and operates several office buildings and an apartment complex, a portion of which is rented and a small portion of which remains under construction.

In December 2002, our Board of Directors, upon the recommendation of the Real Estate Utilization Committee of the Board of Directors (the "Committee"), approved the sale to the Trust of a 62.2-acre parcel of land which is a portion of our master planned community known as The Estates at Princeton Junction in New Jersey, that is intended for development as multi-family apartment buildings (the "Property"). The Committee's recommendation was based upon the following advantages to us: (a) we will be able to influence the design and construction quality so as to enhance the overall master planned community; (b) there are synergies of development and marketing costs which may be a benefit to us; (c) the Trust will maintain a high quality of operations, ensuring that the existence of the apartments in the master plan will not negatively affect the image of the community as a whole; and (d) as has been our experience with another Trust property, apartment tenants are potential customers for our townhomes and single-family homes. Moreover, the sale will allow us to recover cash, remove the Property from our balance sheet, and free us from the need to provide capital from our credit facility to build the apartment units. The $9.8 million purchase price was approved by the Committee after reviewing an offer from an independent third party and after reviewing an independent professional appraisal.

We do not currently guarantee any indebtedness of the joint ventures or the Trust. Our total commitment to these entities is not material to our financial condition. These investments are accounted for on the equity method.

RESULTS OF OPERATIONS

The following table sets forth, for the three month periods ended January 31, 2003 and 2002 a comparison of certain income statement items related to our operations (amounts in millions):

                                                                2003                              2002
                                                    --------------------------------    --------------------------
                                                           $                 %               $             %
                                                    ------------------  ------------    ------------  ------------
Housing sales
  Revenues                                               557.9                                482.7
  Costs                                                  405.2                 72.6           351.4          72.8
------------------------------------------------------------------------------------------------------------------
Land sales
  Revenues                                                 9.4                                  6.4
  Costs                                                    7.6                 80.7             4.2          65.7
------------------------------------------------------------------------------------------------------------------
Equity earnings in
  unconsolidated entities                                  0.3
------------------------------------------------------------------------------------------------------------------
Other                                                      2.7                                  3.1
------------------------------------------------------------------------------------------------------------------
Total revenue                                            570.3                                492.2
------------------------------------------------------------------------------------------------------------------
Selling, general and
  administrative expenses*                                65.6                 11.5            52.4          10.6
------------------------------------------------------------------------------------------------------------------
Interest expense*                                         16.0                  2.8            14.2           2.9
------------------------------------------------------------------------------------------------------------------
Expenses related to early
   retirement of debt*                                     3.9                   .7               -
------------------------------------------------------------------------------------------------------------------
Total costs and expenses*                                498.3                 87.4           422.2          85.8
------------------------------------------------------------------------------------------------------------------
Income before income taxes*                               71.9                 12.6            70.0          14.2
------------------------------------------------------------------------------------------------------------------

Note: Due to rounding, amounts may not add
* Percentages are based on total revenues.

HOUSING SALES


Housing revenues for the three months ended January 31, 2003 were higher than those for the comparable period of 2002 by approximately $75 million, or 16%. The increase was attributable to a 9% increase in the average price of the homes delivered and a 6% increase in the number of homes delivered. The increase in the average price of the homes delivered in the fiscal 2003 period was the result of increased selling prices and a shift in the location of homes delivered to more expensive areas. The increase in the number of homes delivered in the three month period of fiscal 2003 is primarily due to the higher backlog of homes at October 31, 2002 as compared to October 31, 2001 which was primarily the result of a 17% increase in the number of new contracts signed in fiscal 2002 over fiscal 2001.

The value of new sales contracts signed was $586.2 million (1,066 homes) in the three months ended January 31, 2003, a 21% increase over the value of contracts signed in the comparable period of fiscal 2002 of $485.2 million (928 homes). This increase is attributable to a 15% increase in the number of units sold and a 5% increase in the average selling price of the homes (due primarily to the location and size of homes sold and increases in base selling prices). The increase in the number of units sold is attributable to the continued demand for our product and an increase in the number of communities from which we are selling. At January 31, 2003, we were selling from 172 communities compared to 165 communities at January 31, 2002 and 170 communities at October 31, 2002.

We believe that the demand for our product is attributable to an increase in the number of affluent households, the maturation of the baby boom generation, a constricted supply of available new home sites, attractive mortgage rates and the belief of potential customers that the purchase of a home is a stable investment in the current period of economic uncertainty. At January 31, 2003, we had over 40,000 home sites under our control nationwide in markets we consider to be affluent.


At January 31, 2003, our backlog of homes under contract was $1.89 billion (3,387 homes), 34% higher than the $1.41 billion (2,662 homes) backlog at January 31, 2002. The increase in backlog at January 31, 2003 compared to the backlog at January 31, 2002 is primarily attributable to a higher backlog at October 31, 2002 as compared to the backlog at October 31, 2001 and the increase in the value and number of new contracts signed in the fiscal 2003 period as compared to the fiscal 2002 period, offset, in part, by the higher deliveries in the fiscal 2003 period compared to the fiscal 2002 period. Based on the size of our current backlog, the continued demand for our product and the increased number of selling communities from which we are operating and the additional communities we expect to open in the coming months, we believe that we will deliver approximately 5,000 homes in fiscal 2003 and that the average delivered price of those homes will be between $525,000 and $535,000.


Housing costs as a percentage of housing sales decreased slightly in the three-month period ended January 31, 2003 period as compared to the comparable period of fiscal 2002. The decrease was largely the result of selling prices increasing at a greater rate than costs and lower inventory write-offs, offset, in part, by higher land and improvement costs. We incurred $.3 million in write-offs in the three-month period ended January 31, 2003 as compared to $1.3 million in the comparable period of fiscal 2002. For the full 2003 fiscal year, we expect that home costs will increase slightly as a percentage of home sales revenue due primarily to geographic and product mix changes.

LAND SALES

We are developing several communities in which we sell a portion of the land to other builders. The amount of land sales will vary from quarter to quarter depending upon the scheduled timing of the delivery of the land parcels. Land sales amounted to $9.4 million for the three months ended January 31, 2003 as compared to $6.4 million for the comparable period of fiscal 2002. In fiscal 2003, land sales are expected to be approximately $24 million compared to $36.2 million in fiscal 2002.

EQUITY EARNINGS IN UNCONSOLIDATED JOINT VENTURES

We are a participant in several joint ventures and in Toll Brothers Realty Trust Group. We recognize our proportionate share of the earnings from these entities. (See "Critical Accounting Policies - Joint Venture Accounting" for a narrative of our investments in and commitments to these entities.) Earnings from the joint ventures will vary significantly from quarter to quarter. For fiscal 2003, we expect to realize approximately $2 million of income from our investments in the joint ventures and the Trust compared to $1.9 million in fiscal 2002.

INTEREST AND OTHER INCOME

For the three months ended January 31, 2003, interest and other income decreased $.4 million as compared to the three months ended January 31, 2002. This decrease was primarily the result of a decrease in interest income, a decrease in retained customer deposits and a decrease in management and construction fee income, offset, in part, by higher income realized from our ancillary businesses. For the full 2003 fiscal year, we expect interest and other income to be approximately $12 million compared to $11.7 million in fiscal 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

SG&A spending increased by $13.2 million, or 25%, in the three-month period ended January 31, 2003 as compared to the comparable period of fiscal 2002. This increased spending was principally due to the costs incurred by the greater number of selling communities that we had during the three-month period of fiscal 2003 as compared to the comparable period of fiscal 2002 and higher insurance costs. For the full 2003 fiscal year, we expect that SG&A will increase slightly as a percentage of revenues compared to the full 2002 fiscal year.

INTEREST EXPENSE

We determine interest expense on a specific lot-by-lot basis for our homebuilding operations and on a parcel-by-parcel basis for land sales.

As a percentage of total revenues, interest expense varies depending on many factors, including the period of time that we owned the land, the length of time that the homes delivered during the period were under construction, and the interest rates and the amount of debt carried by us in proportion to the amount of our inventory during those periods. Interest expense as a percentage of revenues was approximately the same for the three-month period ended January 31, 2003 as compared to the comparable period of fiscal 2002. For the full 2003 fiscal year, we expect interest expense as a percentage of revenues to be comparable to the fiscal 2002 percentage.

EXPENSES RELATED TO THE EARLY RETIREMENT OF DEBT

We recognized a pretax charge of $3.9 million in the first quarter of fiscal 2003 representing the premium paid on redemption of our 8 3/4% Senior Subordinated Notes due 2006 and the write-off of unamortized bond issuance costs related to these notes. No similar charge was incurred in fiscal 2002.

INCOME BEFORE INCOME TAXES

Income before taxes increased 3% in the three-month period ended January 31, 2003 as compared to the comparable period of fiscal 2002.

INCOME TAXES

Income taxes were provided at an effective rate of 36.9% and 36.4% for the three-month periods ended January 31, 2003 and 2002, respectively. The difference in rates in the three-month period of fiscal 2003 as compared to the comparable period of fiscal 2002 was due primarily to higher tax-free income in fiscal 2002 as compared to fiscal 2003.

CAPITAL RESOURCES AND LIQUIDITY

Funding for our operations has been provided principally by cash flow from operations, unsecured bank borrowings and the public debt markets.

In general, cash flow from operations assumes that as each home is delivered we will purchase a home site to replace it. Because we own several years supply of home sites, we do not have to immediately buy lots to replace the ones delivered. Accordingly, we believe that cash flow from operations before inventory additions is a better gauge of liquidity.

Cash flow from operations, before inventory additions, has improved as operating results have improved. One of the main factors that determines cash flow from operations, before inventory additions, is the level of revenues from the delivery of homes and land sales. We anticipate that cash flow from operations, before inventory additions, will continue to be strong. We have used our cash flow from operations, before inventory additions, bank borrowings and public debt to: acquire additional land for new communities; fund additional expenditures for land development; fund construction costs needed to meet the requirements of our increased backlog and the increasing number of communities in which we are offering homes for sale; repurchase our stock; and repay debt. We expect that our inventory will continue to increase and we are currently negotiating and searching for additional opportunities to obtain control of land for future communities. At January 31, 2003, we had commitments to acquire land of approximately $755 million, of which approximately $66 million had been paid or deposited.

At January 31, 2003, we had a $615 million unsecured revolving credit facility with 19 banks, of which $90 million extended to February 2003 and $525 million extends to March 2006. During February 2003, one bank, whose commitment under the revolving credit facility was expiring, extended $15 million of its commitment to March 2006. On February 24, 2003 the remaining $75 million of bank commitments expired, reducing the facility to $540 million. At January 31, 2003, we had no borrowings and approximately $78.9 million of letters of credit outstanding under the facility.

In November 2002, we issued $300 million of 6.875% Senior Notes due 2012. We used a portion of the proceeds to repay all of the $100 million outstanding of our 8 3/4% Senior Subordinated Notes due 2006, and we have used and will use the remaining proceeds for general corporate purposes.

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

                                  HOUSING DATA
             (For the three months ended January 31, 2003 and 2002)

                                                                 Units                    $(Millions)
                                                       --------------------------------------------------------
                                                               2003        2002          2003          2002
                                                        -------------------------------------------------------
CLOSINGS
Northeast
(MA, RI, NH, CT, NY, NJ)                                        168        223               99.2       115.6
Mid-Atlantic (PA, DE, MD, VA)                                   379        328              182.4       153.5
Midwest (OH, IL, MI)                                             87        112               43.5        55.0
Southeast (FL, NC, TN)                                          163        131               73.4        52.6
Southwest (AZ, NV, TX)                                          130        109               67.4        57.4
West Coast (CA)                                                 109         76               92.0        48.6
                                                       --------------------------------------------------------
Total                                                         1,036        979              557.9       482.7
                                                       --------------------------------------------------------

CONTRACTS(1)
Northeast
(MA, RI, NH, CT, NY, NJ)                                        141        190               88.9        108.1
Mid-Atlantic (PA, DE, MD, VA)                                   435        319              219.4        145.8
Midwest (OH, IL, MI)                                             94         78               49.8         37.7
Southeast (FL, NC, TN)                                          115        115               55.8         55.2
Southwest (AZ, NV, TX, CO)                                      178        116               96.6         53.6
West Coast (CA)                                                 103        110               75.7         84.8
                                                       --------------------------------------------------------
Total                                                         1,066        928              586.2        485.2
                                                       --------------------------------------------------------

BACKLOG(1)
Northeast
(MA, RI, NH, CT, NY, NJ)                                        633        618              374.4        323.1
Mid-Atlantic (PA, DE, MD, VA)                                 1,190        824              584.3        384.5
Midwest (OH, IL, MI)                                            288        282              156.2        129.5
Southeast (FL, NC, TN)                                          336        312              186.9        154.0
Southwest (AZ, NV, TX, CO)                                      584        349              297.8        183.8
West Coast (CA)                                                 356        277              292.2        234.7
                                                       --------------------------------------------------------
Total                                                         3,387      2,662            1,891.8      1,409.6
                                                       --------------------------------------------------------

(1) Contracts for the three months ended January 31, 2003 and 2002 include $3.1 million (10 homes) and $1.8 million (6 homes), respectively, from an unconsolidated 50% owned joint venture. Backlog at January 31, 2003 and 2002 includes $7.8 million (25 homes) and $5.4 million (17 homes), respectively, from this joint venture.



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily due to fluctuations in interest rates. We utilize both fixed rate and variable rate debt. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but will affect our earnings and cash flow. We do not have the obligation to prepay fixed rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until we are required to refinance such debt.

The table below sets forth, at January 31, 2003, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):

                                        Fixed Rate Debt             Variable Rate Debt(1)(2)
                               -----------------------------------  ------------------------------------
Fiscal                                                   Weighted                              Weighted
Year of                                                   Average                               Average
Expected                                                 Interest                              Interest
Maturity                            Amount               Rate (%)         Amount               Rate (%)
----------------------------   -----------------   ---------------  -----------------   ----------------
2003                           $   23,139                    6.73            $50,086               2.91
2004                                2,519                    7.40                150               1.25
2005                              208,393                    7.76                150               1.25
2006                                3,937                    6.89                150               1.25
2007                              101,888                    7.70                150               1.25
Thereafter                        920,000                    7.75              3,860               1.25
Discount                           (1,943)
                            -------------------                     -----------------
Total                          $1,257,933                    7.73            $54,546               2.77
                            -------------------                     -----------------
Fair value at
 January 31, 2003              $1,303,687                                    $54,546
                            -------------------                     -----------------

(1) At January 31, 2003, we had a $615 million unsecured revolving credit facility with 19 banks, of which $90 million extended to February 2003 and $525 million extends to March 2006. During February 2003, one bank, whose commitment under the revolving credit facility was expiring, extended $15 million of its commitment to March 2006. On February 24, 2003 the remaining $75 million of bank commitments expired, reducing the facility to $540 million. At January 31, 2003, we had no borrowings and approximately $78.9 million of letters of credit outstanding under the facility. Interest is payable on borrowings under this facility at .90% (this rate will vary based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time.

(2) One of our subsidiaries has a $50 million line of credit with a bank to fund mortgage originations. In February 2003, the subsidiary increased its line of credit to $70 million. The line is due within 90 days of demand by the bank and bears interest at the bank's overnight rate plus an agreed upon margin. At January 31, 2003, the subsidiary had $49.9 million outstanding under the line at an average interest rate of 2.91%. Borrowing under this line is included in the 2003 fiscal year maturities.

Based upon the amount of variable rate debt outstanding at January 31, 2003 and holding the variable rate debt balance constant, each one percentage point increase in interest rates would increase the interest incurred by us by approximately $546 thousand per year.

ITEM 4. CONTROLS AND PROCEDURES

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

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls since the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

                  None

ITEM 4. Submission of Matters to a Vote of Security Holders

                  None

ITEM 5. Other Information

                  None

ITEM 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

                  Exhibit 4.1 Indenture dated as of November 22, 2002 between Toll Brothers Finance Corp., as issuer, Toll Brothers, Inc., and the other Guarantors (as defined in Section 1.01 thereof) and Bank One Trust Company, N.A., as Trustee, is hereby incorporated by reference to
         Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on November 27, 2002.

                  Exhibit 4.2 Authorizing Resolutions relating to the $300,000,000 principal amount of 6.875% Senior Notes due 2012 of Toll Brothers Finance Corp. guaranteed on a Senior Basis by Toll Brothers, Inc. and certain of its subsidiaries, is hereby incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on November 27, 2002.

                  Exhibit 4.3* Registration Rights Agreement dated as of November 22, 2002 by and among Toll Brothers Finance Corp., Toll Brothers, Inc., Salomon Smith Barney, Inc., Banc of America Securities LLC and Banc One Capital Markets, Inc. and each of the initial purchasers named on Schedule A attached thereto.

                  Exhibit 10.1* Purchase Agreement dated November 15, 2002 between Toll Brothers Finance Corp., Toll Brothers, Inc., Salomon Smith Barney Inc., Banc of America Securities LLC and Banc One Capital Markets, Inc. and each of the initial purchasers named therein.

                  Exhibit 99.1* Certification of Robert I. Toll pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 99.2* Certification of Joel H. Rassman pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

                  *Filed electronically herewith.

         (b) Reports on Form 8-K

              During the quarter ended January 31, 2003, we filed the following Current Reports on Form 8-K:

              (1) On November 15, 2002, we filed a Current Report on Form 8-K for the purpose of filing consolidating financial statements of Toll Brothers, Inc.

              (2) On November 18, 2002, we filed a Current Report on Form 8-K for the purpose of filing a press release related to the announcement of Toll Brothers Finance Corp.'s agreement to sell $300 million of 6.875% Senior Notes due 2012.

              (3) On November 22, 2002, we filed a Current Report on Form 8-K for the purpose of filing a press release related to the announcement of Toll Corp.'s redemption of all $100 million outstanding of its 8 3/4% Senior Subordinated Notes due 2006.

              (4) On November 27, 2002, we filed a Current Report on Form 8-K for the purpose of filing documents related to Toll Brothers Finance Corp.'s issuance of $300 million of 6.875% Senior Notes due 2012.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TOLL BROTHERS, INC.
                                                (Registrant)

Date: March 14, 2003                        By: /s/ Joel H. Rassman
                                                -------------------------------
                                                Joel H. Rassman
                                                Executive Vice President,
                                                Treasurer and Chief
                                                Financial Officer


Date: March 14, 2003                        By: /s/ Joseph R. Sicree
                                                -------------------------------
                                                Joseph R. Sicree
                                                Vice President -
                                                Chief Accounting Officer
                                                (Principal Accounting Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: March 14, 2003                    By: /s/ Robert I. Toll
                                                 ---------------------------
                                                     Robert I. Toll
                                                     Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 14, 2003                    By: /s/ Joel H. Rassman
                                                 ------------------------------
                                                     Joel H. Rassman
                                                     Chief Financial Officer