Form 10-Q
period 2003-04-30
TOLL BROTHERS INC
filed 2003-06-11
CIK 794170

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   April 30, 2003

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
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)
by higher income realized from our ancillary businesses.


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

Common Stock, $.01 par value: 69,867,783 shares at June 4, 2003.

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                                      INDEX


                                                                       Page No.
                                                                       --------


Statement on Forward-Looking Information                                   1

PART I.  Financial Information

         ITEM 1. Financial Statements

               Condensed Consolidated Balance Sheets (Unaudited)
                     at April 30, 2003 and October 31, 2002                2

               Condensed Consolidated Statements of Income
                     (Unaudited) For the Six Months and Three
                     Months Ended April 30, 2003 and 2002                  3

               Condensed Consolidated Statements of Cash Flows
                     (Unaudited) For the Six Months Ended
                     April 30, 2003 and 2002                               4

               Notes to Condensed Consolidated Financial
                     Statements (Unaudited)                                5


         ITEM 2. Management's Discussion and Analysis of Financial
                           Condition and Results of Operations            16

         ITEM 3. Quantitative and Qualitative Disclosures
                           About Market Risk                              25

         ITEM 4. Controls and Procedures                                  26


PART II. Other Information

         Item 1. Legal Proceedings                                        27

         Item 2. Changes in Securities and Use of Proceeds                27

         Item 3. Defaults upon Senior Securities                          27

         Item 4. Submission of Matters to a Vote of Security Holders      27

         Item 5. Other Information                                        27

         Item 6. Exhibits and Reports on Form 8-K                         28

SIGNATURES                                                                28

CERTIFICATIONS                                                            29

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

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                    April 30,          October 31,
                                                      2003                2002
                                                ---------------     ---------------
                                                  (Unaudited)
ASSETS
   Cash and cash equivalents                       $  211,320          $  102,337
   Inventory                                        2,737,340           2,551,061
   Property, construction and office
      equipment, net                                   40,530              38,496
   Receivables, prepaid expenses and
      other assets                                     91,079              93,310
   Mortgage loans receivable                           67,271              63,949
   Customer deposits held in escrow                    24,977              23,019
   Investments in and advances to
      unconsolidated entities                          29,632              23,193
                                                ---------------     ---------------
                                                   $3,202,149          $2,895,365
                                                ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities:
      Loans payable                                $  255,034          $  253,194
      Senior notes                                    298,135                   -
      Senior subordinated notes                       719,971             819,663
      Mortgage company warehouse loan                  60,008              48,996
      Customer deposits                               150,801             134,707
      Accounts payable                                113,364             126,391
      Accrued expenses                                297,094             281,275
      Income taxes payable                             92,657             101,630
                                                ---------------     ---------------
         Total liabilities                          1,987,064           1,765,856
                                                ---------------     ---------------

   Stockholders' equity:
      Preferred stock
      Common stock                                        740                 740
      Additional paid-in capital                      104,020             102,600
      Retained earnings                             1,200,078           1,101,799
      Treasury stock                                  (89,753)            (75,630)
                                                ---------------     ---------------
         Total stockholders' equity                 1,215,085           1,129,509
                                                ---------------     ---------------
                                                   $3,202,149          $2,895,365
                                                ===============     ===============



                             See accompanying notes

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                  Six months ended                        Three months ended
                                                      April 30,                               April 30,
                                            -----------------------------------   -----------------------------------
                                                  2003                2002              2003                 2002
                                            -----------------------------------   -----------------------------------

Revenues:
   Housing sales                                $1,158,863          $1,021,813        $600,977              $539,111
   Land sales                                       13,387              14,041           3,953                 7,618
   Equity earnings (loss)
    from unconsolidated
    entities                                           145               1,497            (108)                1,497
   Interest and other                                5,797               5,324           3,110                 2,270
                                            -----------------------------------   -----------------------------------
                                                 1,178,192           1,042,675         607,932               550,496
                                            -----------------------------------   -----------------------------------

Costs and expenses:
   Housing sales                                   842,406             740,063         437,234               388,638
   Land sales                                       10,717               9,178           3,103                 4,961
   Selling, general and
    administrative expenses                        133,138             110,992          67,515                58,594
   Interest                                         32,505              29,632          16,464                15,477
   Expenses related to
    early retirement
    of debt                                          3,890                   -               -                     -
                                            -----------------------------------   -----------------------------------
                                                 1,022,656             889,865       524,316                 467,670
                                            -----------------------------------   -----------------------------------

Income before income taxes                         155,536             152,810          83,616                82,826
Income taxes                                        57,257              55,806          30,751                30,316
                                            -----------------------------------   -----------------------------------
Net income                                        $ 98,279            $ 97,004        $ 52,865              $ 52,510
                                            ===================================   ===================================

Earnings per share:
   Basic                                             $1.40               $1.38           $0.76                 $0.74
   Diluted                                           $1.33               $1.29           $0.72                 $0.69

Weighted average number of shares:
   Basic                                            70,133              70,425          69,859                70,849
   Diluted                                          73,955              75,241          73,601                76,237



                             See accompanying notes

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                 Six months ended
                                                                     April 30,
                                                     ------------------------------------------
                                                             2003                  2002
                                                     --------------------  --------------------
Cash flows from operating activities:
 Net income                                                $   98,279            $   97,004
  Adjustments to reconcile net income to net
   cash used in operating activities:
   Depreciation and amortization                                5,928                 5,363
   Equity from earnings of unconsolidated
    entities                                                     (145)               (1,497)
   Deferred tax provision (benefit)                             2,035                  (602)
   Provision for write-offs                                     2,330                 1,709
   Write-off of unamortized debt issuance costs                   973                     -
   Changes in operating assets and liabilities:
    Increase in inventory                                    (165,752)             (211,907)
    Origination of mortgage loans                            (291,613)             (160,551)
    Sale of mortgage loans                                    286,098               161,438
    Decrease (increase) in receivables, prepaid
     expenses and other assets                                  1,154                (9,149)
    Increase in customer deposits                              16,094                21,541
    Increase in accounts payable
     and accrued expenses                                      13,614                25,001
    Decrease in current income taxes payable                  (10,697)               (6,593)
                                                     --------------------  --------------------
     Net cash used in operating activities                    (41,702)              (78,243)
                                                     --------------------  --------------------
Cash flows from investing activities:
 Purchase of property, construction
  and office equipment, net                                    (7,061)               (7,560)
 Investments in unconsolidated entities                        (7,346)               (2,200)
 Distributions from unconsolidated entities                     1,050                 2,800
                                                     --------------------  --------------------
     Net cash used in
      investing activities                                    (13,357)               (6,960)
                                                     --------------------  --------------------
Cash flows from financing activities:
 Proceeds from loans payable                                  510,975               167,985
 Principal payments of loans payable                         (520,980)             (305,342)
 Net proceeds from issuance of public debt                    297,885               149,748
 Redemption of subordinated debt                             (100,000)                    -
 Proceeds from stock-based benefit plans                        1,509                11,360
 Purchase of treasury stock                                   (25,347)               (5,926)
                                                     --------------------  --------------------
     Net cash provided by financing activities                164,042                17,825
                                                     --------------------  --------------------
Increase (decrease) in cash and cash equivalents              108,983               (67,378)
Cash and cash equivalents, beginning of period                102,337               182,840
                                                     --------------------  --------------------
Cash and cash equivalents, end of period                   $  211,320            $  115,462
                                                     ====================  ====================

                             See accompanying notes

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The October 31, 2002 balance sheet amounts and disclosures included herein have been derived from our October 31, 2002 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, we suggest that they be read in conjunction with the financial statements and notes thereto included in our October 31, 2002 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position as of April 30, 2003, the results of our operations for the six months and three months ended April 30, 2003 and 2002 and our cash flows for the six months ended April 30, 2003 and 2002. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," provides guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The adoption of SFAS No. 144 as of November 1, 2002 did not have a material impact on our financial condition or results of operations.

SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections," requires all gains and losses from the extinguishment of debt to be included as an item from continuing operations. The provisions of SFAS No. 145 relating to the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," became effective for our fiscal year ending October 31, 2003. For the six months ended April 30, 2003 and the three months ended January 31, 2003, we recognized a pretax charge of approximately $3.9 million related to the retirement in December 2002 of our 8 3/4% Senior Subordinated Notes due 2006. Under previous accounting principles generally accepted in the United States, this charge would have been treated as an extraordinary item.

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have not elected to change to the fair- value based method of accounting for stock-based employee compensation. The financial disclosures required by SFAS No. 148 have been provided in the notes to the financial statements. The Financial Accounting Standards Board ("FASB") recently announced that it intends to have a new rule in place by the end of 2004 that requires stock based compensation be treated as a cost that is reflected in the financial statements.

The FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and initial measurement provisions of FIN 45 did not have a material effect on our financial position or results of operations. The disclosures related to product warranty costs required by FIN 45 have been provided in the notes to the financial statements.

The FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). A Variable Interest Entity ("VIE") is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE must consolidate the VIE. FIN 46 is effective immediately for VIE's created after January 31, 2003. For VIE's created before January 31, 2003, FIN 46 must be applied at the beginning of the first interim or annual reporting period beginning after June 15, 2003 (our quarter ending October 31, 2003). FIN 46 may apply to certain of our option contracts to acquire land. We are in the process of evaluating the applicability of FIN 46 to these contracts. We do not believe that the adoption of FIN 46 will have a material effect on our financial position or results of operations.

Certain prior year amounts have been reclassified to conform with the fiscal 2003 presentation.

2. Inventory

Inventory consisted of the following (amounts in thousands):

                                                April 30,         October 31,
                                                  2003               2002
                                              --------------    ---------------

Land and land development costs                    $774,448           $772,796
Construction in progress                          1,636,228          1,491,108
Sample homes and sales offices                      179,226            163,722
Land deposits and costs of future
   development                                      137,231            114,212
Other                                                10,207              9,223
                                              --------------    ---------------
                                                 $2,737,340         $2,551,061
                                              ==============    ===============

Construction in progress includes the cost of homes under construction, land and land development costs and the carrying costs of lots that have been substantially improved.

We capitalize certain interest costs to inventory during the development and construction period. Capitalized interest is charged to interest expense when the related inventory is closed. Interest incurred, capitalized and expensed for the six-month and three-month periods ended April 30, 2003 and 2002 are summarized as follows (amounts in thousands):

                                                    Six months ended                      Three months ended
                                                        April 30,                             April 30,
                                            ----------------------------------     ---------------------------------
                                                    2003            2002                2003            2002
                                            ----------------------------------     ---------------------------------
Interest capitalized,
   beginning of period                          $123,637         $ 98,650              $133,314        $106,542
Interest incurred                                 51,031           45,243                25,249          22,608
Interest expensed                                (32,505)         (29,632)              (16,464)        (15,477)
Write-off to cost of sales                           (91)            (624)                  (27)            (36)
                                            ----------------------------------     ---------------------------------
Interest capitalized,
   end of period                                $142,072         $113,637              $142,072        $113,637
                                            ==================================     =================================

3. Senior Notes and Senior Subordinated Notes

On November 22, 2002, we issued $300 million of 6.875% Senior Notes due 2012. We redeemed all of the $100 million outstanding 8 3/4% Senior Subordinated Notes due 2006 on December 27, 2002 at a price of 102.917% of the principal amount. We recognized a pretax charge of $3.9 million in the first quarter of fiscal 2003 representing the premium paid on redemption and the write-off of unamortized bond issuance costs. We also repaid $80 million of borrowing under our revolving credit facility on December 2, 2002. The remaining proceeds have been used for general corporate purposes.

4. Earnings per Share Information

Information pertaining to the calculation of earnings per share for the six-month and three-month periods ended April 30, 2003 and 2002 are as follows (amounts in thousands):

                                                  Six months ended                Three months ended
                                                     April 30,                        April 30,
                                            -----------------------------    -----------------------------
                                                2003           2002               2003          2002
                                            -----------------------------    -----------------------------
Basic weighted average
   shares                                          70,133         70,425             69,859        70,849
Common stock equivalents                            3,822          4,816              3,742         5,388
                                            -----------------------------    -----------------------------
Diluted weighted average
   shares                                          73,955         75,241             73,601        76,237
                                            =============================    =============================

5. Stock Repurchase Program

In March 2003, our Board of Directors re-authorized the repurchase of up to 10 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. For the six-month and three-month periods ended April 30, 2003, we repurchased approximately 1.3 million shares and 1.1 million shares, respectively. At April 30, 2003, we had approximately 9.8 million shares remaining under the repurchase authorization.

6. Warranty Costs

We accrue for the expected warranty costs at the time each home is closed and title and possession have been transferred to the homebuyer. Costs are accrued based upon historical experience. Changes in the warranty accrual for the six-month and three-month periods ended April 30, 2003 are as follows (amounts in thousands):

                                       Six months ended              Three months ended
                                        April 30, 2003                 April 30, 2003
                                   --------------------------   -----------------------------
Balance, beginning of period                 $ 29,198                       $ 29,906
Additions during period                         8,388                          4,042
Charges incurred in period                     (6,772)                        (3,134)
                                   --------------------------   -----------------------------
Balance, end of period                       $ 30,814                       $ 30,814
                                   ==========================   =============================

7. Related Party Transaction

In December 2002, we agreed to sell a 62.2 acre parcel of land to Toll Brothers Realty Trust Group (the "Trust") for $9.8 million. Because we own one-third of the Trust, we will only recognize two-thirds of the revenue, cost and profit on the sale. The remaining one-third of the cost will be included in our investment in the Trust. The sale was completed in May 2003. For additional information about this transaction see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Joint Venture Accounting" in this Form 10-Q.

8. Stock Based Benefit Plans

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of the estimated value of employee option grants and their impact on net income using option pricing models that are designed to estimate the value of options that, unlike employee stock options, can be traded at any time and are transferable. In addition to restrictions on trading, employee stock options may include other restrictions such as vesting periods and periods of time when they cannot be exercised. Further, such models require the input of highly subjective assumptions, including the expected volatility of the stock price. Therefore, in management's opinion, the existing models do not provide a reliable single measure of the value of employee stock options.

For the purposes of providing the pro forma disclosures, the fair value of options granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in each of the six-month and three-month periods ended April 30, 2003 and 2002.

                                           2003                    2002
                                    --------------------    --------------------
Risk-free interest rate                    3.53%                     5.02%
Expected life (years)                       7.1                       7.5
Volatility                                43.37%                    41.30%
Dividends                                  none                      none

Net income and net income per share as reported in these condensed consolidated financial statements and on a pro forma basis, as if the fair-value-based method described in SFAS No. 123 had been adopted, for the six-month and three-month periods ended April 30, 2003 and 2002 were as follows (amounts in thousands, except per share amounts):

                                             Six months ended                     Three months ended
                                      --------------------------------     ---------------------------------
                                           2003            2002                 2003             2002
                                      --------------------------------     ---------------------------------
Net income:
  As reported                                 $98,279         $97,004              $52,865          $52,510
  Pro forma                                   $90,994         $89,596              $49,177          $48,927

Basic net income
 per share:
  As reported                                    1.40           $1.38                $0.76            $0.74
  Pro forma                                      1.30           $1.27                $0.70            $0.69

Diluted net income
 per share:
  As reported                                    1.33           $1.29                $0.72            $0.69
  Pro forma                                      1.23           $1.19                $0.67            $0.64

Weighted-average grant
  date fair value per
  share of options
  granted                                      $10.24          $11.17               $10.24           $11.17

9. Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for the six months ended April 30, 2003 and 2002 (amounts in thousands):

                                                          2003                 2002
                                                     ----------------     ----------------

Supplemental disclosure of cash flow information:
    Interest paid, net of
      capitalized amounts                                     $7,695               $6,605
                                                     ================     ================
    Income taxes paid                                        $64,368              $63,000
                                                     ================     ================

Supplemental disclosures of non-cash activities:
    Cost of residential inventories acquired
      through seller financing                               $22,857               $8,052
                                                     ================     ================
    Income tax benefit relating to exercise
      of employee stock options                                 $312               $5,583
                                                     ================     ================
    Stock bonus award                                         $9,643               $6,853
                                                     ================     ================
    Contribution to employee retirement plan                  $1,180                 $883
                                                     ================     ================

10. Supplemental Guarantor Information

Our wholly-owned, indirect subsidiary, Toll Brothers Finance Corp. (the "Subsidiary Issuer"), issued senior debt on November 22, 2002. The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest is guaranteed jointly and severally on a senior basis by Toll Brothers, Inc. and substantially all of our wholly-owned homebuilding subsidiaries (the "Guarantor Subsidiaries"). The guarantees are full and unconditional. Our non-homebuilding subsidiaries (the "Non-Guarantor Subsidiaries") did not guarantee the debt. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such disclosures would not be material to investors. Prior to the senior debt issuance, the Subsidiary Issuer did not have any operations.

Supplemental consolidating financial information of Toll Brothers, Inc., the Subsidiary Issuer, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at Toll Brothers, Inc. on a consolidated basis are as follows:

Consolidating Balance Sheet at April 30, 2003 (amounts in thousands $)

                                        Toll        Subsid-      Guarantor       Non-          Elim-             Consol-
                                      Brothers,      iary         Subsid-      Guarantor       inations           idated
                                        Inc.        Issuer        iaries        Subsid-
                                                                                iaries
                                    ----------------------------------------------------------------------------------------
ASSETS

Cash & cash equivalents                                           206,971          4,349                          211,320
Inventory                                                       2,737,015            325                        2,737,340
Property, construction
 & office equipment - net                                           30,573         9,957                           40,530
Receivables, prepaid
 expenses and other assets                                 788      53,541        36,750                           91,079
Mortgage loans receivable                                                         67,271                           67,271
Customer deposits held
 in escrow                                                          24,977                                         24,977
Investments in & advances to
 unconsolidated entities                                            29,632                                         29,632
Investments in & advances to
 consolidated entities                1,309,296        306,400    (314,925)        3,720        (1,304,491)             -
                                    ----------------------------------------------------------------------------------------
                                      1,309,296        307,188   2,767,784       122,372        (1,304,491)     3,202,149
                                    ========================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
 Loans payable                                                     250,424         4,610                          255,034
 Senior notes                                          298,135                                                    298,135
 Senior subordinated notes                                         719,971                                        719,971
 Mortgage company
  warehouse loan                                                                  60,008                           60,008
 Customer deposits                                                 150,801                                        150,801
 Accounts payable                                                  113,356             8                          113,364
 Accrued expenses                                        9,053     243,145        44,896                          297,094
 Income taxes payable                    94,211                                   (1,554)                          92,657
                                    ----------------------------------------------------------------------------------------
   Total liabilities                     94,211        307,188   1,477,697       107,968          -             1,987,064
                                    ----------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
 Common stock                               740                                    3,003            (3,003)           740
 Additional paid-in capital             104,020                      4,420         1,734            (6,154)       104,020
 Retained earnings                    1,200,078                  1,285,667         9,667        (1,295,334)     1,200,078
 Treasury stock                         (89,753)                                                                  (89,753)
                                    ----------------------------------------------------------------------------------------
   Total equity                      1,215,085         -         1,290,087        14,404        (1,304,491)     1,215,085
                                    ----------------------------------------------------------------------------------------
                                     1,309,296         307,188   2,767,784       122,372        (1,304,491)     3,202,149
                                    ========================================================================================

Consolidating Balance Sheet at October 31, 2002 (amounts in thousands $)

                                        Toll        Subsid-      Guarantor       Non-           Elim-         Consol-
                                      Brothers,      iary         Subsid-      Guarantor       inations        idated
                                        Inc.        Issuer        iaries        Subsid-
                                                                                iaries
                                    -------------------------------------------------------------------------------------
ASSETS
Cash & cash equivalents                                             99,815         2,522                          102,337
Inventory                                                        2,550,708           353                        2,551,061
Property, construction
 & office equipment - net                                           29,036         9,460                           38,496
Receivables, prepaid
 expenses and other assets                 (368)                    68,287        24,813               578         93,310
Mortgage loans receivable                                            2,193        61,756                           63,949
Customer deposits held
 in escrow                                                          23,019                                         23,019
Investments in & advances to
 unconsolidated entities                                            23,193                                         23,193
Investments in & advances to
 consolidated entities                1,231,507                    (37,580)       10,464        (1,204,391)         -
                                    -------------------------------------------------------------------------------------
                                      1,231,139         -        2,758,671       109,368        (1,203,813)     2,895,365
                                    =====================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
 Loans payable                                                     241,151        12,043                          253,194
 Senior subordinated notes                                         819,663                                        819,663
 Mortgage company
  warehouse loan                                                                  48,996                           48,996
 Customer deposits                                                 134,707                                        134,707
 Accounts payable                                                  126,324            67                          126,391
 Accrued expenses                                                  244,868        36,407                          281,275
 Income taxes payable                   101,630                                                                   101,630
                                    -------------------------------------------------------------------------------------
   Total liabilities                    101,630         -        1,566,713        97,513             -          1,765,856
                                    -------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
 Common stock                               740                                    3,003            (3,003)           740
 Additional paid-in capital             102,600                      4,420         1,734            (6,154)       102,600
 Retained earnings                    1,101,799                  1,187,538         7,118        (1,194,656)     1,101,799
 Treasury stock                         (75,630)                                                                  (75,630)
                                    -------------------------------------------------------------------------------------
   Total equity                       1,129,509         -        1,191,958        11,855        (1,203,813)     1,129,509
                                    -------------------------------------------------------------------------------------
                                      1,231,139         -        2,758,671       109,368        (1,203,813)     2,895,365
                                    =====================================================================================

Consolidating Statement of Income for the Six Months ended April 30, 2003 (amounts in thousands $)

                                     Toll        Subsid-        Guarantor        Non-           Elim-         Consol-
                                  Brothers,       iary           Subsid-       Guarantor      inations         idated
                                     Inc.        Issuer          iaries         Subsid-
                                                                                iaries
                                ----------------------------------------------------------------------------------------

 Revenues:
  Home sales                                                      1,158,863                                   1,158,863
  Land sales                                                         13,387                                      13,387
  Equity earnings                                                       145                                         145
  Earnings from
    subsidiaries                    155,543                                                    (155,543)          -
  Other                                  (4)      9,171               5,386       14,139        (22,895)          5,797
                                ----------------------------------------------------------------------------------------
                                    155,539       9,171           1,177,781       14,139       (178,438)      1,178,192
                                ----------------------------------------------------------------------------------------

 Costs and expenses:
  Cost of sales                                                     851,784        1,376            (37)        853,123
  Selling, general
   and administrative                     3          34             134,107        8,260         (9,266)        133,138
  Interest                                        9,137              32,457          707         (9,796)         32,505
  Expenses related to
   retirement of debt                                                 3,890                                       3,890
                                ----------------------------------------------------------------------------------------
                                          3       9,171           1,022,238       10,343        (19,099)      1,022,656
                                ----------------------------------------------------------------------------------------

 Income before
  income taxes                      155,536         -               155,543        3,796       (159,339)        155,536
 Income taxes                        57,257                          57,259        1,403        (58,662)         57,257
                                ----------------------------------------------------------------------------------------
 Net income                          98,279         -                98,284        2,393       (100,677)         98,279
                                ========================================================================================


Consolidating Statement of Income for the Six Months ended April 30, 2002 (amounts in thousands $)

                                     Toll        Subsid-        Guarantor         Non-          Elim-         Consol-
                                  Brothers,       iary           Subsid-        Guarantor      inations        idated
                                     Inc.        Issuer          iaries          Subsid-
                                                                                 iaries
                                ----------------------------------------------------------------------------------------
 Revenues:
  Home sales                                                      1,021,813                                   1,021,813
  Land sales                                                         14,041                                      14,041
  Equity earnings                                                     1,497                                       1,497
  Earnings from
    subsidiaries                    152,817                                                    (152,817)          -
  Other                                                               5,542         8,347        (8,565)          5,324
                                ----------------------------------------------------------------------------------------
                                    152,817         -             1,042,893         8,347      (161,382)      1,042,675
                                ----------------------------------------------------------------------------------------

 Costs and expenses:
  Cost of sales                                                     748,288         2,047        (1,094)        749,241
  Selling, general
   and administrative                     7                         112,217         4,242        (5,474)        110,992
  Interest                                                           29,571           469          (408)         29,632
                                ----------------------------------------------------------------------------------------
                                          7         -               890,076         6,758        (6,976)        889,865
                                ----------------------------------------------------------------------------------------

 Income before
  income taxes                      152,810         -               152,817         1,589      (154,406)        152,810
 Income taxes                        55,806                          55,808           500       (56,308)         55,806
                                ----------------------------------------------------------------------------------------
 Net income                          97,004         -                97,009         1,089       (98,098)         97,004
                                ========================================================================================

Consolidating Statement of Income for the Three Months ended April 30, 2003 (amounts in thousands $)

                                    Toll         Subsid-         Guarantor         Non-          Elim-         Consol-
                                 Brothers,         iary           Subsid-        Guarantor      inations       idated
                                    Inc.          Issuer          iaries          Subsid-
                                                                                  iaries
                              -------------------------------------------------------------------------------------------

 Revenues:
  Home sales                                                        600,977                                     600,977
  Land sales                                                          3,953                                       3,953
  Equity earnings                                                      (108)                                       (108)
  Earnings from
    subsidiaries                     83,623                                                     (83,623)           -
  Other                                  (4)      5,224               2,925        7,273        (12,308)          3,110
                              -------------------------------------------------------------------------------------------
                                     83,619       5,224             607,747        7,273        (95,931)        607,932
                              -------------------------------------------------------------------------------------------

 Costs and expenses:
  Cost of sales                                                     439,811          622            (96)        440,337
  Selling, general
   and administrative                     3          20              67,871        4,368         (4,747)         67,515
  Interest                                        5,204              16,442          361         (5,543)         16,464
                              -------------------------------------------------------------------------------------------
                                          3       5,224             524,124        5,351        (10,386)        524,316
                              -------------------------------------------------------------------------------------------

 Income before
  income taxes                       83,616           -              83,623        1,922        (85,545)         83,616
 Income taxes                        30,751                          30,753          711        (31,464)         30,751
                              -------------------------------------------------------------------------------------------
 Net income                          52,865           -              52,870        1,211        (54,081)         52,865
                              ===========================================================================================


Consolidating Statement of Income for the Three Months ended April 30, 2002 (amounts in thousands $)

                                   Toll          Subsid-         Guarantor         Non-           Elim-         Consol-
                                 Brothers,        iary             Subsid-        Guarantor      inations        idated
                                    Inc.         Issuer            iaries          Subsid-
                                                                                    iaries
                              -------------------------------------------------------------------------------------------
 Revenues:
  Home sales                                                        539,111                                     539,111
  Land sales                                                          7,618                                       7,618
  Equity earnings                                                     1,497                                       1,497
  Earnings from
    subsidiaries                     82,833                                                     (82,833)           -
  Other                                                               2,583        4,244         (4,557)          2,270
                              -------------------------------------------------------------------------------------------
                                     82,833       -                 550,809        4,244        (87,390)        550,496
                              -------------------------------------------------------------------------------------------

 Costs and expenses
  Cost of sales                                                     393,110        1,719         (1,230)        393,599
  Selling, general
   and administrative                     7                          59,415        1,478         (2,306)         58,594
  Interest                                                           15,451          198           (172)         15,477
                              -------------------------------------------------------------------------------------------
                                          7       -                 467,976        3,395         (3,708)        467,670
                              -------------------------------------------------------------------------------------------

 Income before
  income taxes                       82,826       -                  82,833          849        (83,682)         82,826
 Income taxes                        30,316                          30,318          227        (30,545)         30,316
                              -------------------------------------------------------------------------------------------
 Net income                          52,510       -                  52,515          622        (53,137)         52,510
                              ===========================================================================================

Consolidating Statement of Cash Flows for the Six Months ended April 30, 2003 (amounts in thousands $)

                                                Toll       Subsid-      Guarantor       Non-         Elim-       Consol-
                                             Brothers,       iary        Subsid-      Guarantor     inations      idated
                                                Inc.        Issuer       iaries        Subsid-
                                                                                       iaries
                                            --------------------------------------------------------------------------------
Cash flows from
 operating activities
Net income                                     98,279                      98,284      2,393        (100,677)      98,279
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities
 Depreciation & amortization                                     85         5,004        839                        5,928
 Deferred tax provision (benefit)               3,417                                 (1,382)                       2,035
 Provision for write-offs                                                   2,330                                   2,330
 Equity earnings                                                             (145)                                   (145)
 Expenses related to
  retirement of debt                                                          973                                     973
 Changes in operating
  assets and liabilities
  Increase in inventory                                                  (165,780)        28                     (165,752)
  Origination of mortgage loans                                                     (291,613)                    (291,613)
  Sale of mortgage loans                                                             286,098                      286,098
  Decrease in receivables,
   prepaid expense and other                  (78,156)     (307,023)      290,693     (5,037)        100,677        1,154
  Increase in customer deposits                                            16,094                                  16,094
  Increase in accounts payable
   and accrued expenses                        10,823         9,053       (14,692)     8,430                       13,614
  Decrease in current
   taxes payable                              (10,525)                                  (172)                     (10,697)
                                            --------------------------------------------------------------------------------
Net cash used in
  operating activities                         23,838      (297,885)      232,761       (416)           -         (41,702)
                                            --------------------------------------------------------------------------------
Cash flows from
 investing activities
 Purchase of property,
  construction &
  office equipment                                                         (5,725)    (1,336)                      (7,061)
 Investment in
  unconsolidated entities                                                  (7,346)                                 (7,346)
 Distributions from
  unconsolidated entities                                                   1,050                                   1,050
                                            --------------------------------------------------------------------------------
Net cash used in
 investing activities                            -              -         (12,021)    (1,336)           -         (13,357)
                                            --------------------------------------------------------------------------------
Cash flows from
 financing activities
 Proceeds from loans payable                                              240,670    270,305                      510,975
 Principal payments on
  loans payable                                                          (254,254)  (266,726)                    (520,980)
 Net proceeds from issuance of
  public debt                                               297,885                                               297,885
 Redemption of public debt                                               (100,000)                               (100,000)
 Proceeds from stock-based
  benefit plans                                 1,509                                                               1,509
 Purchase of treasury shares                  (25,347)                                                            (25,347)
                                            --------------------------------------------------------------------------------
Net cash provided by
 financing activities                         (23,838)      297,885      (113,584)     3,579            -         164,042
Increase in cash
 & equivalents                                     -            -         107,156      1,827            -         108,983
Cash & equivalents,
 beginning of period                                                       99,815      2,522                      102,337
                                            --------------------------------------------------------------------------------
Cash & equivalents,
 end of period                                     -            -         206,971      4,349            -         211,320
                                            ================================================================================

Consolidating Statement of Cash Flows for the Six Months ended April 30, 2002 (amounts in thousands $)

                                               Toll         Subsid-       Guarantor       Non-         Elim-       Consol-
                                             Brothers,        iary         Subsid-      Guarantor    inations      idated
                                               Inc.         Issuer         iaries        Subsid-
                                                                                         iaries
                                           -----------------------------------------------------------------------------------
Cash flows from
 operating activities
Net income                                      97,004                     97,009           1,089     (98,098)      97,004
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities
 Depreciation & amortization                                                5,007             356                    5,363
 Deferred tax benefit                             (602)                                                               (602)
 Provision for write-offs                                                   1,709                                    1,709
 Equity earnings                                                           (1,497)                                  (1,497)
 Changes in operating
  assets and liabilities
  Increase in inventory                                                  (212,501)            594                 (211,907)
  Origination of mortgage loans                                                          (160,551)                (160,551)
  Sale of mortgage loans                                                                  161,438                  161,438
  Increase in receivables,
   prepaid expense and other                  (102,979)                    (1,311)         (2,957)     98,098       (9,149)
  Increase in customer deposits                                            21,541                                   21,541
  Increase in accounts payable
   and accrued expenses                          7,736                     13,659           3,606                   25,001
  Decrease in current
   taxes payable                                (6,593)                                                             (6,593)
                                           -----------------------------------------------------------------------------------
Net cash used in
  operating activities                          (5,434)         -         (76,384)          3,575         -        (78,243)
                                           -----------------------------------------------------------------------------------
Cash flows from
 investing activities
 Purchase of property,
  construction &
  office equipment                                                         (4,380)         (3,180)                  (7,560)
 Investment in
  unconsolidated entities                                                  (2,200)                                  (2,200)
 Distributions from
  unconsolidated entities                                                   2,800                                    2,800
                                           -----------------------------------------------------------------------------------
Net cash used in
 investing activities                              -            -           (3,780)         (3,180)        -         (6,960)
                                           -----------------------------------------------------------------------------------
Cash flows from
 financing activities
 Proceeds from loans payable                                               20,495         147,490                  167,985
 Principal payments on
  loans payable                                                          (155,562)       (149,780)                (305,342)
 Net proceeds from issuance of
  public debt                                                             149,748                                  149,748
 Proceeds from stock-based
  benefit plans                                 11,360                                                              11,360
 Purchase of treasury shares                    (5,926)                                                             (5,926)
                                           -----------------------------------------------------------------------------------
Net cash provided by
 financing activities                            5,434         -           14,681          (2,290)       -          17,825
Decrease in cash
 & equivalents                                     -           -          (65,483)         (1,895)       -         (67,378)
Cash & equivalents,
 beginning of period                               -                      179,434           3,406                  182,840
                                           -----------------------------------------------------------------------------------
Cash & equivalents,
 end of period                                     -           -          113,951           1,511        -         115,462
                                           ===================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including but not limited to those related to the recognition of income and expenses, impairment of assets, estimates of future improvement costs, capitalization of costs, provision for litigation, insurance and warranty claims and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions or conditions.

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

It takes approximately four to five years to fully develop, sell and deliver all the homes in one of our typical communities. Longer or shorter time periods are possible depending on the number of home sites in a community. Our master planned communities, consisting of several smaller communities, may take up to 10 years or more to complete. Since our inventory is considered a long-lived asset under accounting principles generally accepted in the United States, we are required to review the carrying value of each of our communities and write down the value of those communities for which we believe the values are not recoverable. When the profitability of a current community deteriorates or the sales pace declines significantly or some other factor indicates a possible impairment in the recoverability of the asset, we evaluate the property in accordance with the guidelines of SFAS No. 144. If this evaluation indicates that an impairment loss should be recognized, we charge cost of sales for the estimated impairment loss in the period determined.

In addition, we review all land held for future communities or future sections of current communities, whether owned or under contract, to determine whether or not we expect to proceed with the development of the land. Based upon this review, we decide: (a) as to land that is under a purchase contract but not owned, whether the contract will be terminated or renegotiated; and (b) as to land we own, whether the land can be developed as contemplated or in an alternative manner, or should be sold. We then further determine which costs that have been capitalized to the property are recoverable and which costs should be written off.

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

The estimated land, common area development and related costs of master planned communities (including the cost of golf courses, net of their estimated residual value) are allocated to individual communities within a master planned community on a relative sales value basis. Any change in the estimated cost is allocated to the remaining lots in each of the communities of the master planned community.

Joint Venture Accounting
We have investments in and advances to three joint ventures with independent third parties to develop and sell land that was owned or is currently owned by our venture partners. We recognize our share of earnings from the sale of lots to other builders. We do not recognize earnings from lots we purchase from the joint ventures, but instead reduce our cost basis in these lots by our share of the earnings on those lot sales. We have agreed to purchase 180 lots from one of the ventures and have the right to purchase up to 385 lots from the second. The third venture has sold all the land that it owned and is currently in the process of completing the final land improvements on the site which could take 12 months or more to finish. Two of the joint ventures also participate in the profits earned on home sales from the lots sold to other builders above certain agreed upon levels. At April 30, 2003, we had an aggregate amount of approximately $20.9 million invested in or advanced to these joint ventures and were committed to contribute additional capital in an aggregate amount of approximately $24.5 million if the joint ventures require it.

We also own 50% of a joint venture with an unrelated third party that is currently selling and building an active-adult, age-qualified community. At April 30, 2003, our investment was $1.2 million in this joint venture. We do not have any commitment to contribute additional capital to this joint venture.

In addition, Toll Brothers Realty Trust Group (the "Trust") was formed in 1998 to take advantage of commercial real estate opportunities that may present themselves from time to time. The Trust is effectively owned by Toll Brothers, Inc., a number of our senior executives and/or directors including Robert I. Toll, Bruce E. Toll (and certain members of his family), Zvi Barzilay (and certain members of his family) and Joel H. Rassman, and the Pennsylvania State Employees Retirement System. We provide development, finance and management services to the Trust and receive fees under various agreements. At April 30, 2003, our investment in the Trust was $7.5 million. We also entered into a subscription agreement whereby each group of investors agreed to invest up to an additional $9.3 million if required by the Trust. The subscription agreement expires in August 2003. The Trust currently owns and operates several office buildings and an apartment complex, and land for the construction of an apartment complex.

In December 2002, our Board of Directors, upon the recommendation of the Real Estate Utilization Committee of the Board of Directors (the "Committee"), which is comprised of members of the Board of Directors who do not have a financial interest in the Trust, approved the sale to the Trust of a 62.2-acre parcel of land, which is a portion of our master planned community known as The Estates at Princeton Junction in New Jersey, that is intended for development as multi-family apartment buildings (the "Property"). The Committee's recommendation was based upon the following advantages to us: (a) we will be able to influence the design and construction quality so as to enhance the overall master planned community; (b) there are synergies of development and marketing costs which may be a benefit to us; (c) the Trust will maintain a high quality of operations, ensuring that the existence of the apartments in the master plan will not negatively affect the image of the community as a whole; and (d) as has been our experience with another Trust property, apartment tenants are potential customers for our townhomes and single-family homes. Moreover, the sale will allow us to recover cash, remove the Property from our balance sheet, and free us from the need to provide capital from our credit facility to build the apartment units. The $9.8 million purchase price was approved by the Committee after reviewing an offer from an independent third party and after reviewing an independent professional appraisal. The sale was completed in May 2003.

We do not currently guarantee any indebtedness of the joint ventures or the Trust. Our total commitment to these entities is not material to our financial condition. These investments are accounted for on the equity method.

RESULTS OF OPERATIONS

The following table sets forth, for the six-month and three-month periods ended April 30, 2003 and 2002, a comparison of certain income statement items related to our operations (amounts in millions):

                                              Six months ended                           Three months ended
                                                 April 30,                                   April 30,
                                ---------------------------------------------  ---------------------------------------
                                        2003                   2002                   2003                2002
                                ---------------------  ----------------------  -------------------  ------------------
                                     $           %          $            %         $          %         $          %
                                ---------------------  ----------------------  -------------------  ------------------
Housing sales
   Revenues                         1,158.9                 1,021.8              601.0                  539.1
   Costs                              842.4     72.7          740.1     72.4     437.2       72.8       388.6    72.1
----------------------------------------------------------------------------------------------------------------------
Land sales
   Revenues                            13.4                    14.0                4.0                    7.6
   Costs                               10.7     80.1            9.2     65.4       3.1       78.5         5.0    65.1
----------------------------------------------------------------------------------------------------------------------
Equity earnings from
 unconsolidated
 entities                               0.1                     1.5               (0.1)                   1.5
----------------------------------------------------------------------------------------------------------------------
Interest and other                      5.8                     5.3                3.1                    2.3
----------------------------------------------------------------------------------------------------------------------
Total revenues                      1,178.2                 1,042.7              607.9                  550.5
----------------------------------------------------------------------------------------------------------------------
Selling, general
 & administrative
 expenses*                            133.1     11.3          111.0     10.6      67.5       11.1        58.6    10.6
----------------------------------------------------------------------------------------------------------------------
Interest expense*                      32.5      2.8           29.6      2.8      16.5        2.7        15.5     2.8
----------------------------------------------------------------------------------------------------------------------
Expenses related to
 early retirement
 of debt*                               3.9      0.3
----------------------------------------------------------------------------------------------------------------------
Total costs
 and expenses*                      1,022.7     86.8          889.9     85.3     524.3       86.2       467.7    85.0
----------------------------------------------------------------------------------------------------------------------
Income before
 income taxes*                        155.5     13.2          152.8     14.7      83.6       13.8        82.8    15.0
----------------------------------------------------------------------------------------------------------------------
Income taxes                           57.3                    55.8               30.8                   30.3
----------------------------------------------------------------------------------------------------------------------
Net income*                            98.3      8.3           97.0      9.3      52.9        8.7        52.5     9.5
----------------------------------------------------------------------------------------------------------------------

Note: Due to rounding, amounts may not add.
* Percentages are based on total revenues.

HOUSING SALES

Housing revenues for the six-months and three-months ended April 30, 2003 were higher than those for the comparable period of 2002 by approximately $137 million, or 13%, and $62 million, or 11%, respectively. The increase in the six-month period was attributable to a 9% increase in the average price of the homes delivered and a 4% increase in the number of homes delivered. The increase in the three-month period was attributable to a 9% increase in the average price of the homes delivered and a 2% increase in the number of homes delivered. The increases in the average price of homes delivered in the fiscal 2003 periods were the result of increased base selling prices, a shift in the location of homes delivered to more expensive areas and increased expenditures on options and lot premiums selected by our homebuyers. The increases in the number of homes delivered in the fiscal 2003 periods were primarily due to the higher backlog of homes at October 31, 2002 as compared to October 31, 2001 which was primarily the result of a 17% increase in the number of new contracts signed in fiscal 2002 over fiscal 2001.

The value of new sales contracts signed was $1.51 billion (2,733 homes) in the six months ended April 30, 2003, a 9% increase over the $1.39 billion (2,634 homes) value of new sales contracts signed in the comparable period of fiscal 2002. The value of new sales contracts signed was $926.5 million (1,667 homes) in the three months ended April 30, 2003, a 3% increase over the $902.3 million (1,706 homes) value of new sales contracts signed in the comparable period of fiscal 2002. The increase in the six-month period is attributable to a 5% increase in the average selling price of the homes (due primarily to the location and size of homes sold and increases in base selling prices) and a 4% increase in the number of units sold. The increase in the three-month period is attributable to a 5% increase in the average selling price of the homes (due primarily to the location and size of homes sold and increases in base selling prices) offset in part by a 2% decrease in the number of units sold. The increase in the number of units sold in the six-month period is attributable to the continued demand for our product and the increase in the number of communities from which we are selling. We were selling from 176 communities at April 30, 2003, 166 communities at April 30, 2002, 170 communities at October 31, 2002 and 155 communities at October 31, 2001. We believe that the decline in the number of units sold during the three months ended April 30, 2003 as compared to the three months ended April 30, 2002 was attributable to a decline in consumer confidence due to the war in Iraq and the weak economy, and the exceptionally bad weather in many of our markets, offset in part by the increase in the number of communities from which we were selling. With consumer confidence rising in the homebuilding area, improved weather conditions and the increased number of communities from which we are selling, we expect to see an increase in the number of contracts signed in our third fiscal quarter of 2003 over the third fiscal quarter of 2002. During the month of May 2003, we have seen a significant increase in customer traffic and reservation deposits compared to the same period last year.

We believe that the demand for our product is attributable to an increase in the number of affluent households, the maturation of the baby boom generation, a constricted supply of available new home sites, attractive mortgage rates and the belief of potential customers that the purchase of a home is a stable investment in the current period of economic uncertainty. At April 30, 2003, we had over 42,000 home sites under our control nationwide in markets we consider to be affluent.

At April 30, 2003, our backlog of homes under contract was $2.21 billion
(3,937 homes), 25% higher than the $1.77 billion (3,271 homes) backlog at April 30, 2002. The increase in backlog at April 30, 2003 compared to the backlog at April 30, 2002 is primarily attributable to a higher backlog at October 31, 2002 as compared to the backlog at October 31, 2001 and the increase in the value and number of new contracts signed in the first six months of fiscal 2003 as compared to the first six months of fiscal 2002, offset, in part, by an increase in the number of homes delivered in the first six months of fiscal 2003 compared to the first six months of fiscal 2002. Based on the size of our current backlog, the continued demand for our product, the increased number of selling communities from which we are operating and the additional communities we expect to open in the coming months, we believe that we will deliver approximately 5,000 homes in fiscal 2003 and approximately 6,000 homes in fiscal 2004. We estimate that the average delivered price of the homes delivered in fiscal 2003 will be between $535,000 and $540,000.

Housing costs as a percentage of housing sales increased slightly in both the six-month period and three-month period ended April 30, 2003 as compared to the comparable periods of fiscal 2002. The increases were primarily the result of increased land and improvement costs and higher inventory write-offs, offset, in part, by higher selling prices. We incurred $2.3 million in write-offs in the six-month period ended April 30, 2003 as compared to $1.7 million in the comparable period of fiscal 2002. For the three months ended April 30, 2003, we incurred $2.1 million in write-offs as compared to $.5 million in the comparable period of fiscal 2002. For the full 2003 fiscal year, we expect that home costs as a percentage of housing revenues will be slightly higher than in fiscal 2002.

LAND SALES

We are developing several communities in which we sell a portion of the land to other builders. The amount of land sales will vary from quarter to quarter depending upon the scheduled timing of the delivery of the land parcels. Land sales amounted to $13.4 million and $4.0 million for the six months and three months ended April 30, 2003, respectively. For the six months and three months ended April 30, 2002, land sales were $14.0 million and $7.6 million, respectively. For the full 2003 fiscal year, land sales are expected to be approximately $26 million compared to $36.2 million in fiscal 2002.

EQUITY EARNINGS (LOSS) IN UNCONSOLIDATED ENTITIES

We are a participant in several joint ventures and in Toll Brothers Realty Trust Group. We recognize our proportionate share of the earnings from these entities. (See "Critical Accounting Policies - Joint Venture Accounting" for a narrative of our investments in and commitments to these entities.) Earnings from the joint ventures will vary significantly from quarter to quarter. For fiscal 2003, we expect to realize approximately $.5 million of income from our investments in the joint ventures and the Trust compared to $1.9 million in fiscal 2002.

INTEREST AND OTHER INCOME

For the six months ended April 30, 2003, interest and other income increased $.5 million, as compared to the comparable period of fiscal 2002. This increase was primarily the result of higher income realized from our ancillary businesses offset in part by decreases in interest income, retained customer deposits and management and construction fee income.

For the three months ended April 30, 2003, interest and other income increased $.8 million, as compared to the comparable period of fiscal 2002. This increase was primarily the result of higher income realized from our ancillary businesses offset in part by decreases in retained customer deposits and management and construction fee income.

For the full 2003 fiscal year, we expect interest and other income to be approximately $14 million compared to $11.7 million in fiscal 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

In the six-month and three-month periods ended April 30, 2003, SG&A spending increased by $22 million and $9 million, or 20% and 15%, respectively, as compared to the comparable periods of fiscal 2002. This increased spending was principally due to higher sales commissions, higher costs incurred to operate the greater number of selling communities that we had during the fiscal 2003 periods as compared to the comparable periods of fiscal 2002 and higher insurance costs. For the full 2003 fiscal year, we expect that SG&A will increase slightly as a percentage of revenues compared to the full 2002 fiscal year.

INTEREST EXPENSE

We determine interest expense on a specific lot-by-lot basis for our homebuilding operations and on a parcel-by-parcel basis for land sales.

As a percentage of total revenues, interest expense varies depending on many factors, including the period of time that we owned the land, the length of time that the homes delivered during the period were under construction, and the interest rates and the amount of debt carried by us in proportion to the amount of our inventory during those periods. Interest expense as a percentage of revenues was approximately the same for the six-month and three-month periods ended April 30, 2003 as compared to the comparable periods of fiscal 2002. For the full 2003 fiscal year, we expect interest expense as a percentage of revenues to be comparable to the fiscal 2002 percentage.

EXPENSES RELATED TO THE EARLY RETIREMENT OF DEBT

We recognized a pretax charge of $3.9 million in the quarter ended January 31, 2003 representing the premium paid on redemption of our 8 3/4% Senior Subordinated Notes due 2006 and the write-off of unamortized bond issuance costs related to those notes. No similar charge was incurred in fiscal 2002.

INCOME BEFORE INCOME TAXES

Income before taxes increased in the six-month and three-month periods ended April 30, 2003 by 2% and 1%, respectively, as compared to the comparable periods of fiscal 2002.

INCOME TAXES

Income taxes were provided at an effective rate of 36.8% for both the six- month and three-month periods ended April 30, 2003. Income taxes were provided at an effective rate of 36.5% and 36.6% for the six-month and three- month periods ended April 30, 2002, respectively. The difference in rates in the six-month and three-month periods of fiscal 2003 as compared to the comparable periods of fiscal 2002 was due primarily to higher tax-free income in fiscal 2002 periods as compared to the fiscal 2003 periods.

CAPITAL RESOURCES AND LIQUIDITY

Funding for our operations has been provided principally by cash flow from operations, unsecured bank borrowings and the public debt markets.

In general, cash flow from operations assumes that as each home is delivered we will purchase a home site to replace it. Because we own several years supply of home sites, we do not need to immediately buy lots to replace the ones delivered. Accordingly, we believe that cash flow from operations before land inventory additions is a better gauge of liquidity.

Cash flow from operations, before land inventory additions, has improved as operating results have improved. One of the main factors that determines cash flow from operations, before land inventory additions, is the level of revenues from the delivery of homes and from land sales. We anticipate that cash flow from operations, before land inventory additions, will continue to be strong due to the expected increase in home deliveries in fiscal 2003 and 2004 as compared to fiscal 2002. We have used our cash flow from operations, before land inventory additions, bank borrowings and public debt, to: acquire additional land for new communities; fund additional expenditures for land development; fund construction costs needed to meet the requirements of our increased backlog and the increasing number of communities in which we are offering homes for sale; repurchase our stock; and repay debt. We expect that our inventory will continue to increase and we are currently negotiating and searching for additional opportunities to obtain control of land for future communities. At April 30, 2003, we had commitments to acquire land of approximately $949 million, of which approximately $83.2 million had been paid or deposited.

We generally do not begin construction of a home until we have a signed contract with the homebuyer. Because of the significant delivery time between the time that a homebuyer enters into a contract to purchase a home and the time that the home is built and delivered, we believe we can predict with reasonable accuracy the number of homes we will deliver in the next six to nine months. Should our business decline significantly, our inventory would decrease as we complete and deliver the homes under construction and we do not commence construction of as many new homes, resulting in a temporary increase in our cash flow from operations; moreover, we might delay or curtail our acquisition of additional land, which would further reduce our inventory levels and cash needs.

At April 30, 2003, we had a $540 million unsecured revolving credit facility with 16 banks which extends to March 2006. At April 30, 2003, we had no borrowings and approximately $83 million of letters of credit outstanding under the facility.

In November 2002, we issued $300 million of 6.875% Senior Notes due 2012. We used the proceeds to repay all of the $100 million principal amount outstanding of our 8 3/4% Senior Subordinated Notes due 2006, to repay bank debt and for general corporate purposes.

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

                                  HOUSING DATA
       (For the six months and three months ended April 30, 2003 and 2002)

                                                                       Closings
                                                              Six Months ended April 30,
                                             -------------------------------------------------------------
                                                         2003                            2002
                                             -----------------------------   -----------------------------
                                                  units        $million           units        $million
                                             -----------------------------   -----------------------------
Northeast                                             332           195.2             436           223.0
 (MA, RI, NH, CT, NY, NJ)
Mid-Atlantic (PA, DE, MD,VA)                          768           371.8             681           314.1
Midwest (OH, IL, MI)                                  166            86.3             216           100.8
Southeast (FL, NC, TN)                                345           149.9             290           114.3
Southwest (AZ, NV, TX, CO)                            300           153.8             247           131.3
West Coast (CA)                                       234           201.9             195           138.3
                                             -----------------------------   -----------------------------
                   Total                            2,145         1,158.9           2,065         1,021.8
                                             =============================   =============================


                                                                    Contracts (1)
                                                              Six Months ended April 30,
                                             -------------------------------------------------------------
                                                         2003                            2002
                                             -----------------------------   -----------------------------
                                                  units        $million           units        $million
                                             -----------------------------   -----------------------------
Northeast                                             457           265.0             449           260.3
 (MA, RI, NH, CT, NY, NJ)
Mid-Atlantic (PA, DE, MD,VA)                        1,083           534.3             981           450.1
Midwest (OH, IL, MI)                                  220           116.4             202           101.3
Southeast (FL, NC, TN)                                274           139.5             387           169.9
Southwest (AZ, NV, TX, CO)                            382           221.7             306           149.4
West Coast (CA)                                       317           235.8             309           256.4
                                             -----------------------------   -----------------------------
                   Total                            2,733         1,512.7           2,634         1,387.4
                                             =============================   =============================

                                                               Backlog (2) at April 30,
                                             -------------------------------------------------------------
                                                         2003                            2002
                                             -----------------------------   -----------------------------
                                                  units        $million           units        $million
                                             -----------------------------   -----------------------------
Northeast                                             785           454.5             664           367.9
 (MA, RI, NH, CT, NY, NJ)
Mid-Atlantic (PA, DE, MD,VA)                        1,449           709.9           1,133           528.2
Midwest (OH, IL, MI)                                  327           177.5             291           143.8
Southeast (FL, NC, TN)                                313           194.1             425           207.0
Southwest (AZ, NV, TX, CO)                            618           336.5             401           205.7
West Coast (CA)                                       445           342.3             357           316.6
                                             -----------------------------   -----------------------------
                   Total                            3,937         2,214.8           3,271         1,769.2
                                             =============================   =============================

                                                                       Closings
                                                             Three months ended April 30,
                                             -------------------------------------------------------------
                                                         2003                            2002
                                             -----------------------------   -----------------------------
                                                  units        $million           units        $million
                                             -----------------------------   -----------------------------
Northeast                                             164            96.0             213           107.4
 (MA, RI, NH, CT, NY, NJ)
Mid-Atlantic (PA, DE, MD,VA)                          389           189.3             353           160.6
Midwest (OH, IL, MI)                                   79            42.8             104            45.7
Southeast (FL, NC, TN)                                182            76.6             159            61.7
Southwest (AZ, NV, TX, CO)                            170            86.4             138            74.0
West Coast (CA)                                       125           109.9             119            89.7
                                             -----------------------------   -----------------------------
                   Total                            1,109           601.0           1,086           539.1
                                             =============================   =============================

                                                                    Contracts (1)
                                                             Three months ended April 30,
                                             -------------------------------------------------------------
                                                         2003                            2002
                                             -----------------------------   -----------------------------
                                                  units        $million           units        $million
                                             -----------------------------   -----------------------------
Northeast                                             316           176.1             259           152.2
 (MA, RI, NH, CT, NY, NJ)
Mid-Atlantic (PA, DE, MD,VA)                          648           314.9             662           304.3
Midwest (OH, IL, MI)                                  126            66.6             124            63.7
Southeast (FL, NC, TN)                                159            83.8             272           114.7
Southwest (AZ, NV, TX, CO)                            204           125.1             190            95.8
West Coast (CA)                                       214           160.0             199           171.6
                                             -----------------------------   -----------------------------
                   Total                            1,667           926.5           1,706           902.3
                                             =============================   =============================

(1) Contracts for the six months ended April 30, 2003 and 2002 include $5.5 million (18 homes) and $4.6 million (14 homes), respectively, from an unconsolidated 50% owned joint venture. Contracts for the three months ended April 30, 2003 and 2002 include $2.4 million (8 homes) and $2.8 million (8 homes), respectively, from this joint venture.
(2) Backlog at April 30, 2003 and 2002 includes $7.7 million (25 homes) and $4.6 million (14 homes), respectively, from the joint venture described in note (1) above.

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

The table below sets forth, at April 30, 2003, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):

                                                                                  Variable Rate
                                         Fixed Rate Debt                           Debt (1)(2)
                              --------------------------------------   ------------------------------------
Fiscal                                                     Weighted                               Weighted
Year of                                                     Average                                Average
Expected                                                   Interest                               Interest
Maturity                            Amount                 Rate (%)         Amount                Rate (%)
--------------------------    --------------------    --------------   ------------------   ---------------
2003                              $   16,955                  7.21%              $60,158             2.91%
2004                                   2,517                  7.40%                  150             1.25%
2005                                 225,127                  7.50%                  150             1.25%
2006                                   3,937                  6.89%                  150             1.25%
2007                                 101,888                  7.70%                  150             1.25%
Thereafter                           920,000                  7.75%                3,860             1.25%
Discount                              (1,894)
                                  ----------                                     -------
          Total                   $1,268,530                  7.63%              $64,618             2.79%
                                  ==========                                     =======

Fair value at
 April 30, 2003                   $1,340,369                                     $64,618
                                  ==========                                     =======

(1) At April 2003, we had a $540 million unsecured revolving credit facility with 16 banks which extends to March 2006. At April 30, 2003, we had no borrowings and approximately $83 million of letters of credit outstanding under the facility. Interest is currently payable on borrowings under this facility at .90% (this rate will vary based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time.

(2) One of our subsidiaries has a $75 million line of credit with two banks to fund mortgage originations. The line is due within 90 days of demand by the bank and bears interest at the bank's overnight rate plus an agreed upon margin. At April 30, 2003, the subsidiary had $60.0 million outstanding under the line at an average interest rate of 2.91%. Borrowing under this line is included in the 2003 fiscal year maturities.

Based upon the amount of variable rate debt outstanding at April 30, 2003 and holding the variable rate debt balance constant, each one percentage point increase in interest rates would increase our interest costs by approximately $646 thousand per year.

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

                  None

ITEM 3. Defaults upon Senior Securities

                  None

ITEM 4. Submission of Matters to a Vote of Security Holders

         Our 2003 Annual Meeting of Stockholders was held on March 20, 2003.

         The following proposals were submitted to and approved by security holders at the Annual Meeting. There were 69,458,447 shares of our common stock eligible to vote at the 2003 Annual Meeting.

         (1) The election of four directors to hold office until the 2006 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

                  Nominee                   For        Withheld Authority
                  -------                --------------------------------

                  Robert S. Blank        63,799,622          380,802
                  Roger S. Hillas        63,572,014          608,410
                  Stephen A. Novick      63,797,523          382,901
                  Paul E. Shapiro        57,568,565        6,611,859

         (2) The approval of the re-appointment of Ernst & Young LLP as our independent auditors for the 2003 fiscal year.

                         For              Against            Abstain
                         ---              -------            -------

                      63,052,655         1,107,442            21,326

ITEM 5. Other Information

                  None

ITEM 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

               Exhibit 3 - By-Laws of Toll Brothers, Inc. As Amended and Restated March 20, 2003 is hereby incorporated by reference to
               Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on March 28, 2003.

               Exhibit 99.1* - Certification of Robert I. Toll pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

               Exhibit 99.2* - Certification of Joel H. Rassman pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

               *Filed electronically herewith.

         (b) Reports on Form 8-K

               During the quarter ended April 30, 2003, we filed the following Current Reports on Form 8-K:

               (1) On March 26, 2003, we filed a Current Report on Form 8-K for the purpose of filing a press release related to the announcement of an increase in the number of shares authorized under our stock repurchase program.

               (2) On March 28, 2003, we filed a Current Report on Form 8-K for the purpose of filing our amended and restated By-Laws as of March 20, 2003.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TOLL BROTHERS, INC.
                                              (Registrant)

Date:  June 10, 2003                By:    Joel H. Rassman
                                         -----------------------------
                                              Joel H. Rassman
                                              Executive Vice President,
                                              Treasurer and Chief
                                              Financial Officer


Date:  June 10, 2003                By:    Joseph R. Sicree
                                         -----------------------------
                                              Joseph R. Sicree
                                              Vice President -
                                              Chief Accounting Officer
                                              (Principal Accounting Officer)

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


     Date: June 10, 2003                    By:   Robert I. Toll
                                                ------------------------
                                                 Robert I. Toll
                                                 Chief Executive Officer

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

     Date: June 10, 2003                    By:     Joel H. Rassman
                                                ------------------------
                                                 Joel H. Rassman
                                                 Chief Financial Officer