Form 10-Q
period 2003-07-31
TOLL BROTHERS INC
filed 2003-09-11
CIK 794170

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 2003

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

Common Stock, $.01 par value: 73,060,929 shares at September 5, 2003.

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                                      INDEX

                                                                        Page No.
                                                                        --------

Statement on Forward-Looking Information                                   1

PART I.  Financial Information

         ITEM 1. Financial Statements

                  Condensed Consolidated Balance Sheets (Unaudited)
                           at July 31, 2003 and October 31, 2002           2

                  Condensed Consolidated Statements of Income
                           (Unaudited) For the Nine Months and Three
                           Months Ended July 31, 2003 and 2002             3

                  Condensed Consolidated Statements of Cash Flows
                           (Unaudited) For the Nine Months Ended
                           July 31, 2003 and 2002                          4

                  Notes to Condensed Consolidated Financial
                           Statements (Unaudited)                          5


         ITEM 2. Management's Discussion and Analysis of Financial
                           Condition and Results of Operations            17

         ITEM 3. Quantitative and Qualitative Disclosures
                           About Market Risk                              28

         ITEM 4. Controls and Procedures                                  29


PART II. Other Information

         Item 1. Legal Proceedings                                        29

         Item 2. Changes in Securities and Use of Proceeds                29

         Item 3. Defaults upon Senior Securities                          29

         Item 4. Submission of Matters to a Vote of Security Holders      29

         Item 5. Other Information                                        29

         Item 6. Exhibits and Reports on Form 8-K                         29

SIGNATURES                                                                30

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

When this report uses the words "we," "us," and "our," they refer to Toll Brothers, Inc. and all of or some of its subsidiaries, or any of them, unless the context otherwise requires.

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                       July 31,                October 31,
                                                                         2003                     2002
                                                                      ----------               ----------
                                                                      (Unaudited)
ASSETS
   Cash and cash equivalents                                          $  155,683               $  102,337
   Inventory                                                           2,965,669                2,551,061
   Property, construction and office
      equipment, net                                                      39,926                   38,496
   Receivables, prepaid expenses and
      other assets                                                        81,722                   93,310
   Mortgage company loans receivable                                     101,608                   63,949
   Customer deposits held in escrow                                       27,103                   23,019
   Investments in and advances to
      unconsolidated entities                                             30,622                   23,193
                                                                      ----------               ----------
                                                                      $3,402,333               $2,895,365
                                                                      ==========               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities:
      Loans payable                                                   $  282,694               $  253,194
      Senior notes                                                       298,182                        -
      Senior subordinated notes                                          719,973                  819,663
      Mortgage company warehouse loan                                     94,647                   48,996
      Customer deposits                                                  167,185                  134,707
      Accounts payable                                                   133,117                  126,391
      Accrued expenses                                                   310,376                  281,275
      Income taxes payable                                               107,852                  101,630
                                                                      ----------               ----------
         Total liabilities                                             2,114,026                1,765,856
                                                                      ----------               ----------

   Stockholders' equity:
      Preferred stock, none issued
      Common stock                                                           740                      740
      Additional paid-in capital                                         101,443                  102,600
      Retained earnings                                                1,268,237                1,101,799
      Treasury stock                                                     (82,113)                 (75,630)
                                                                      ----------               ----------
         Total stockholders' equity                                    1,288,307                1,129,509
                                                                      ----------               ----------
                                                                      $3,402,333               $2,895,365
                                                                      ==========               ==========

                             See accompanying notes

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                             Nine months ended                 Three months ended
                                                                 July 31,                            July 31,
                                                          2003              2002               2003           2002
                                                       ----------------------------          -----------------------
Revenues:
   Housing sales                                       $1,837,386        $1,587,168          $678,523       $565,355
   Land sales                                              21,027            26,519             7,640         12,478
   Equity earnings
    from unconsolidated
    entities                                                  700             1,743               555            246
   Interest and other                                      12,764             7,952             6,967          2,628
                                                       ----------------------------          -----------------------
                                                        1,871,877         1,623,382           693,685        580,707
                                                       ----------------------------          -----------------------

Costs and expenses:
   Housing sales                                        1,334,645         1,149,720           492,239        409,657
   Land sales                                              13,462            18,125             2,745          8,947
   Selling, general and
    administrative expenses                               206,354           172,866            73,216         61,874
   Interest                                                50,135            45,258            17,630         15,626
   Expenses related to early
    retirement of debt                                      3,890                 -                 -              -
                                                       ----------------------------          -----------------------
                                                        1,608,486         1,385,969           585,830        496,104
                                                       ----------------------------          -----------------------

Income before income taxes                                263,391           237,413           107,855         84,603
Income taxes                                               96,953            86,909            39,696         31,103
                                                       ----------------------------          -----------------------
Net income                                             $  166,438        $  150,504          $ 68,159       $ 53,500
                                                       ============================          =======================

Earnings per share:
   Basic                                                    $2.38             $2.13             $0.98          $0.76
   Diluted                                                  $2.23             $1.99             $0.90          $0.70

Weighted average number of shares:
   Basic                                                   70,038            70,562            69,848         70,835
   Diluted                                                 74,481            75,722            75,534         76,685

                             See accompanying notes

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                         Nine months ended
                                                                                             July 31,
                                                                                     2003                  2002
                                                                                   --------              --------
Cash flows from operating activities
 Net income                                                                        $166,438              $150,504
  Adjustments to reconcile net income to net
   cash used in operating activities:
   Depreciation and amortization                                                      8,841                 8,104
   Equity from earnings of unconsolidated
    entities                                                                           (700)               (1,743)
   Deferred tax provision                                                             4,473                 2,037
   Provision for write-offs                                                           4,305                 3,352
   Write-off of unamortized debt issuance costs                                         973
   Changes in operating assets and liabilities:
    Increase in inventory                                                          (370,699)             (331,259)
    Origination of mortgage loans                                                  (516,590)             (258,288)
    Sale of mortgage loans                                                          476,738               253,357
    Decrease (increase) in receivables, prepaid
     expenses and other assets                                                        9,763               (16,394)
    Increase in customer deposits                                                    32,478                35,633
    Increase in accounts payable
     and accrued expenses                                                            39,290                29,169
    Increase (decrease) in current
     income taxes payable                                                             2,062                (6,687)
                                                                                   --------              --------
     Net cash used in operating activities                                         (142,628)             (132,215)
                                                                                   --------              --------
Cash flows from investing activities:
 Purchase of property, construction
  and office equipment, net                                                          (8,946)              (10,642)
 Investments in and advances to
  unconsolidated entities                                                           (11,127)               (5,523)
 Distributions from unconsolidated entities                                           3,150                 2,800
                                                                                   --------              --------
     Net cash used in investing activities                                          (16,923)              (13,365)
                                                                                   --------              --------
Cash flows from financing activities:
 Proceeds from loans payable                                                        822,796               332,621
 Principal payments of loans payable                                               (789,008)             (452,335)
 Net proceeds from issuance of public debt                                          297,885               149,748
 Redemption of subordinated debt                                                   (100,000)                    -
 Proceeds from stock-based benefit plans                                              6,656                12,532
 Purchase of treasury stock                                                         (25,432)              (29,082)
                                                                                   --------              --------
     Net cash provided by financing activities                                      212,897                13,484
                                                                                   --------              --------
Increase (decrease) in cash and cash equivalents                                     53,346              (132,096)
Cash and cash equivalents, beginning of period                                      102,337               182,840
                                                                                   --------              --------
Cash and cash equivalents, end of period                                           $155,683              $ 50,744
                                                                                   ========              ========


                             See accompanying notes

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The October 31, 2002 balance sheet amounts and disclosures included herein have been derived from our October 31, 2002 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, we suggest that they be read in conjunction with the financial statements and notes thereto included in our October 31, 2002 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position as of July 31, 2003, the results of our operations for the nine-month and three-month periods ended July 31, 2003 and 2002 and our cash flows for the nine months ended July 31, 2003 and 2002. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

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

SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections," requires all gains and losses from the extinguishment of debt to be included as an item from continuing operations. The provisions of SFAS No. 145 relating to the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," became effective for our fiscal year ending October 31, 2003. For the nine months ended July 31, 2003 and the three months ended January 31, 2003, we recognized a pretax charge of approximately $3.9 million related to the retirement in December 2002 of our 8 3/4% Senior Subordinated Notes due 2006. Under previous accounting principles generally accepted in the United States, this charge would have been treated as an extraordinary item.

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), which amends SFAS No. 123, "Accounting for Stock-Based Compensation," provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have not elected to change to the fair-value based method of accounting for stock-based employee compensation. The financial disclosures required by SFAS No. 148 have been provided in the notes to the financial statements. The Financial Accounting Standards Board ("FASB") has announced that it intends to have a new rule in place by the end of 2004 that requires stock based compensation be treated as a cost that is reflected in the financial statements.

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

The FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). A Variable Interest Entity ("VIE") is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE must consolidate the VIE. FIN 46 is effective immediately for VIE's created after January 31, 2003. For VIE's created on or before January 31, 2003, FIN 46 must be applied at the beginning of the first interim or annual reporting period beginning after June 15, 2003 (our quarter ending October 31, 2003). FIN 46 may apply to certain of our option contracts to acquire land that we entered into prior to January 31, 2003. We are in the process of evaluating the applicability of FIN 46 to these contracts. The adoption of FIN 46 for entities created after January 31, 2003 did not have a material effect on our financial position and results of operations and we do not believe that it will have a material effect on our financial position or results of operations for entities created prior to January 31, 2003.

Certain prior year amounts have been reclassified to conform with the fiscal 2003 presentation.

2. Inventory

Inventory consisted of the following (amounts in thousands):

                                              July 31,     October 31,
                                               2003           2002
                                            -----------    ----------
Land and land development costs             $  957,420     $  772,796
Construction in progress                     1,656,190      1,491,108
Sample homes and sales offices                 189,004        163,722
Land deposits and costs of future
   development                                 152,438        114,212
Other                                           10,617          9,223
                                            ----------     ----------
                                            $2,965,669     $2,551,061
                                            ==========     ==========

Construction in progress includes the cost of homes under construction, land and land development costs and the carrying costs of lots that have been substantially improved.

We capitalize certain interest costs to inventory during the development and construction period. Capitalized interest is charged to interest expense when the related inventory is closed. Interest incurred, capitalized and expensed for the nine-month and three-month periods ended July 31, 2003 and 2002 are summarized as follows (amounts in thousands):

                                                  Nine months ended                    Three months ended
                                                       July 31,                              July 31,
                                                  2003         2002                    2003          2002
                                                ----------------------               ----------------------
Interest capitalized,
   beginning of period                          $123,637      $ 98,650               $142,072      $113,637
Interest incurred                                 76,831        67,550                 25,800        22,307
Interest expensed                                (50,135)      (45,258)               (17,630)      (15,626)
Write-off to cost of sales                          (431)         (685)                  (340)          (61)
                                                ----------------------               ----------------------
Interest capitalized,
   end of period                                $149,902      $120,257               $149,902      $120,257
                                                ======================               ======================

3. Loans Payable, Senior Notes and Senior Subordinated Notes

In July 2003, we increased our revolving credit facility by $35 million to $575 million. The facility extends through March 2006. At July 31, 2003, we did not have any borrowing outstanding against the facility and we had approximately $108.1 million of letters of credit outstanding under the facility. In addition, we increased the amount of our term loan, which extends through July 2005, by $15 million to $222.5 million.

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

4. Earnings per Share Information

Information pertaining to the calculation of earnings per share for the nine-month and three-month periods ended July 31, 2003 and 2002 are as follows (amounts in thousands):

                                                  Nine months ended                    Three months ended
                                                       July 31,                              July 31,
                                                  2003         2002                    2003          2002
                                                ----------------------               ----------------------
Basic weighted average
   shares                                        70,038       70,562                  69,848        70,835
Common stock equivalents                          4,443        5,160                   5,686         5,850
                                                 -------------------                  --------------------
Diluted weighted average
   shares                                        74,481       75,722                  75,534        76,685
                                                 ===================                  ====================

5. Stock Repurchase Program

In March 2003, our Board of Directors re-authorized the repurchase of up to 10 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. For the nine-month period ended July 31, 2003, we repurchased approximately 1.3 million shares. We did not repurchase any shares under the program during the three-month period ended July 31, 2003. At July 31, 2003, we had approximately 9.8 million shares remaining under the repurchase authorization.

6. Warranty Costs

We accrue for the expected warranty costs at the time each home is closed and title and possession have been transferred to the homebuyer. Costs are accrued based upon historical experience. Changes in the warranty accrual for the nine-month and three-month periods ended July 31, 2003 are as follows (amounts in thousands):

                                   Nine months ended     Three months ended
                                     July 31, 2003         July 31, 2003
                                   -----------------     ------------------
Balance, beginning of period            $29,197               $30,814
Additions during period                  13,274                 4,886
Charges incurred in period              (10,565)               (3,794)
                                        -------               -------
Balance, end of period                  $31,906               $31,906
                                        =======               =======

7. Related Party Transaction

In May 2003, we sold a 62.2 acre parcel of land to Toll Brothers Realty Trust Group (the "Trust") for $9.8 million. Because we own one-third of the Trust, we only recognized two-thirds of the revenue, cost and profit on the sale. The remaining one-third of the profit on the sale reduced our investment in the Trust. For additional information about this transaction see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Joint Venture Accounting" in this Form 10-Q.

8. Stock Based Benefit Plans

SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, requires the disclosure of the estimated value of employee option grants and their impact on net income using option pricing models that are designed to estimate the value of options that, unlike employee stock options, can be traded at any time and are transferable. In addition to restrictions on trading, employee stock options may include other restrictions such as vesting periods and periods of time when they cannot be exercised. Further, such models require the input of highly subjective assumptions, including the expected volatility of the stock price. Therefore, in management's opinion, the existing models do not provide a reliable single measure of the value of employee stock options.

For the purposes of providing the pro forma disclosures, the fair value of options granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in each of the nine-month and three-month periods ended July 31, 2003 and 2002.

                                    2003              2002
                                   ------            ------
Risk-free interest rate             3.53%             5.02%
Expected life (years)                7.1               7.5
Volatility                         43.37%            41.30%
Dividends                           none              none

Net income and net income per share as reported in these condensed consolidated financial statements and on a pro forma basis, as if the fair-value-based method described in SFAS No. 123 had been adopted, for the nine-month and three-month periods ended July 31, 2003 and 2002, were as follows (amounts in thousands, except per share amounts):

                                              Nine months ended                     Three months ended
                                                  July 31,                               July 31,
                                      ----------------------------------     ---------------------------------
                                          2003             2002                 2003             2002
                                      ----------------------------------     ---------------------------------
Net income:
  As reported                           $166,438         $150,504              $68,159          $53,500
  Pro forma                             $155,464         $139,514              $64,471          $49,917

Basic income per share:
  As reported                              $2.38            $2.13                $0.98            $0.76
  Pro forma                                $2.22            $1.98                $0.92            $0.70

Diluted net income
 per share:
  As reported                              $2.23            $1.99                $0.90            $0.70
  Pro forma                                $2.09            $1.84                $0.85            $0.65

Weighted average grant
  date fair value per
  share of options
  granted                                 $10.24           $11.17               $10.24           $11.17

9. Subsequent Events

In August 2003, we sold 3.0 million shares of common stock for an aggregate net sales price of $86.4 million. The proceeds from this sale will be used for general corporate purposes. In connection with this sale, we gave the underwriter the right to purchase, for a period of thirty days expiring on September 12, 2003, up to an additional 300,000 shares of common stock at a price of $28.80 per share.

On September 3, 2003, we sold $250 million of 5.95% Senior Notes due 2013. The net proceeds of $246.3 million will be used to redeem all of our outstanding $100 million 7 3/4% Senior Subordinated Notes on October 6, 2003 at a price of 102.583% of the principal amount and for general corporate purposes. We will realize a pretax charge of approximately $3.3 million and a tax benefit of $1.2 million in the three-month period ended October 31, 2003. The pretax charge represents the premium we will pay on redemption and the write-off of unamortized issuance costs.

10. Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for the nine months ended July 31, 2003 and 2002 (amounts in thousands):

                                                                                 2003                 2002
                                                                               ---------            ---------
Supplemental disclosure of cash flow information:
    Interest paid, net of
      capitalized amounts                                                      $  13,995            $  11,834
                                                                               =========            =========
    Income taxes paid                                                          $  88,868            $  91,558
                                                                               =========            =========

Supplemental disclosures of non-cash activities:
    Cost of residential inventories acquired
      through seller financing                                                 $  48,722            $  13,284
                                                                               =========            =========
    Income tax benefit relating to exercise
      of employee stock options                                                $     312            $   4,921
                                                                               =========            =========
    Stock bonus award                                                          $   9,643            $   6,853
                                                                               =========            =========
    Contribution to employee retirement plan                                   $   1,180            $     883
                                                                               =========            =========

Cash flow from operating activities before land inventory purchases:
    Net cash used in operating activities                                      $(142,628)           $(132,215)
    Land purchases                                                               322,493              235,103
                                                                               ---------            ---------
      Cash flow from operating activities
         before land inventory purchases                                       $ 179,865            $ 102,888
                                                                               =========            =========


11. Supplemental Guarantor Information

Our wholly-owned, indirect subsidiary, Toll Brothers Finance Corp. (the "Subsidiary Issuer"), issued senior debt on November 22, 2002 and September 3, 2003. The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest is guaranteed jointly and severally on a senior basis by Toll Brothers, Inc. and substantially all of our wholly-owned homebuilding subsidiaries (the "Guarantor Subsidiaries"). The guarantees are full and unconditional. Our non-homebuilding subsidiaries (the "Non-Guarantor Subsidiaries") did not guarantee the debt.

Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such disclosures would not be material to investors. Prior to its issuance of senior debt, the Subsidiary Issuer did not have any operations. Supplemental consolidating financial information of Toll Brothers, Inc., the Subsidiary Issuer, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at Toll Brothers, Inc. financial statements on a consolidated basis are as follows:

Consolidating Balance Sheet at July 31, 2003 (amounts in thousands $)

                                                                           Non-
                                     Toll          Subsid-    Guarantor    Guarantor
                                     Brothers,     iary       Subsid-      Subsid-        Elim-             Consol-
                                     Inc.          Issuer     iaries       iaries         inations          idated
                                    --------------------------------------------------------------------------------
ASSETS
Cash & cash equivalents                                         146,480        9,203                         155,683
Inventory                                                     2,965,250          419                       2,965,669
Property, construction
 & office equipment - net                                        30,037        9,889                          39,926
Receivables, prepaid
 expenses and other assets                             878       47,605       33,040            199           81,722
Mortgage Company
 loans receivable                                                            101,608                         101,608
Customer deposits held
 in escrow                                                       27,103                                       27,103
Investments in & advances to
 unconsolidated entities                                         30,622                                       30,622
Investments in & advances to
 consolidated entities              1,397,651      301,658     (310,366)     (14,387)    (1,374,556)               -
                                    --------------------------------------------------------------------------------
                                    1,397,651      302,536    2,936,731      139,772     (1,374,357)       3,402,333
                                    ================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
 Loans payable                                                  278,084        4,610                         282,694
 Senior notes                                      298,182                                                   298,182
 Senior subordinated notes                                      719,973                                      719,973
 Mortgage company
  warehouse loan                                                              94,647                          94,647
 Customer deposits                                              167,185                                      167,185
 Accounts payable                                               133,109            8                         133,117
 Accrued expenses                                    4,354      280,112       25,910                         310,376
 Income taxes payable                 109,344                                 (1,492)                        107,852
                                    --------------------------------------------------------------------------------
   Total liabilities                  109,344      302,536    1,578,463      123,683              -        2,114,026
                                    --------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
 Common stock                             740                                  3,003         (3,003)             740
 Additional paid-in capital           101,443                     4,420        1,734         (6,154)         101,443
 Retained earnings                  1,268,237                 1,353,848       11,352     (1,365,200)       1,268,237
 Treasury stock                       (82,113)                                                               (82,113)
                                    --------------------------------------------------------------------------------
   Total equity                     1,288,307            -    1,358,268       16,089     (1,374,357)       1,288,307
                                    --------------------------------------------------------------------------------
                                    1,397,651      302,536    2,936,731      139,772     (1,374,357)       3,402,333
                                    ================================================================================

Consolidating Balance Sheet at October 31, 2002 (amounts in thousands $)

                                                                           Non-
                                     Toll          Subsid-    Guarantor    Guarantor
                                     Brothers,     iary       Subsid-      Subsid-        Elim-             Consol-
                                     Inc.          Issuer     iaries       iaries         inations          idated
                                    --------------------------------------------------------------------------------
ASSETS
Cash & cash equivalents                                          99,815        2,522                         102,337
Inventory                                                     2,550,708          353                       2,551,061
Property, construction
 & office equipment - net                                        29,036        9,460                          38,496
Receivables, prepaid
 expenses and other assets               (368)                   68,287       24,813            578           93,310
Mortgage Company
 loans receivable                                                 2,193       61,756                          63,949
Customer deposits held
 in escrow                                                       23,019                                       23,019
Investments in & advances to
 unconsolidated entities                                         23,193                                       23,193
Investments in & advances to
 consolidated entities              1,231,507                   (37,580)      10,464     (1,204,391)               -
                                    --------------------------------------------------------------------------------
                                    1,231,139            -    2,758,671      109,368     (1,203,813)       2,895,365
                                    ================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
 Loans payable                                                  241,151       12,043                         253,194
 Senior subordinated notes                                      819,663                                      819,663
 Mortgage company
  warehouse loan                                                              48,996                          48,996
 Customer deposits                                              134,707                                      134,707
 Accounts payable                                               126,324           67                         126,391
 Accrued expenses                                               244,868       36,407                         281,275
 Income taxes payable                 101,630                                                                101,630
                                    --------------------------------------------------------------------------------
   Total liabilities                  101,630            -    1,566,713       97,513              -        1,765,856
                                    --------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
 Common stock                             740                                  3,003         (3,003)             740
 Additional paid-in capital           102,600                     4,420        1,734         (6,154)         102,600
 Retained earnings                  1,101,799                 1,187,538        7,118     (1,194,656)       1,101,799
 Treasury stock                       (75,630)                                                               (75,630)
                                    --------------------------------------------------------------------------------
   Total equity                     1,129,509            -    1,191,958       11,855    (1,203,813)        1,129,509
                                    --------------------------------------------------------------------------------
                                    1,231,139            -    2,758,671      109,368     (1,203,813)       2,895,365
                                    ================================================================================

Consolidating Statement of Income for the Nine Months ended July 31, 2003
           (amounts in thousands $)

                                                                           Non-
                                     Toll          Subsid-    Guarantor    Guarantor
                                     Brothers,     iary       Subsid-      Subsid-        Elim-             Consol-
                                     Inc.          Issuer     iaries       iaries         inations          idated
                                    --------------------------------------------------------------------------------
Revenues:
 Home sales                                                   1,837,386                                    1,837,386
 Land sales                                                      21,027                                       21,027
 Equity earnings                                                    700                                          700
 Earnings from
   subsidiaries                       263,434                                              (263,434)               -
 Other                                     (4)      14,452       12,159       22,848        (36,691)          12,764
                                   ---------------------------------------------------------------------------------
                                      263,430       14,452    1,871,272       22,848       (300,125)       1,871,877
                                   ---------------------------------------------------------------------------------

Costs and expenses:
 Cost of sales                                                1,345,798        2,089            220        1,348,107
 Selling, general
  and administrative                       39           54      208,085       13,071        (14,895)         206,354
 Interest                                           14,398       50,065        1,221        (15,549)          50,135
 Expenses related to
  retirement of debt                                              3,890                                        3,890
                                   ---------------------------------------------------------------------------------
                                           39       14,452    1,607,838       16,381        (30,224)       1,608,486
                                   ---------------------------------------------------------------------------------

Income before
 income taxes                         263,391            -      263,434        6,467       (269,901)         263,391
Income taxes                           96,953                    96,969        2,389        (99,358)          96,953
                                   ---------------------------------------------------------------------------------
Net income                            166,438            -      166,465        4,078       (170,543)        166,438
                                   =================================================================================

Consolidating Statement of Income for the Nine Months ended July 31, 2002 (amounts in thousands $)

                                                                           Non-
                                     Toll          Subsid-    Guarantor    Guarantor
                                     Brothers,     iary       Subsid-      Subsid-        Elim-             Consol-
                                     Inc.          Issuer     iaries       iaries         inations          idated
                                    --------------------------------------------------------------------------------
Revenues:
 Home sales                                                   1,587,168                                    1,587,168
 Land sales                                                      26,519                                       26,519
 Equity earnings                                                  1,743                                        1,743
 Earnings from
   subsidiaries                       237,420                                              (237,420)               -
 Other                                                            8,187       13,242        (13,477)           7,952
                                   ---------------------------------------------------------------------------------
                                      237,420            -    1,623,617       13,242       (250,897)       1,623,382
                                   ---------------------------------------------------------------------------------

Costs and expenses:
 Cost of sales                                                1,166,181        1,060            604        1,167,845
 Selling, general
  and administrative                        7                   174,850        8,786        (10,777)         172,866
 Interest                                                        45,166          651           (559)          45,258
                                   ---------------------------------------------------------------------------------
                                            7            -    1,386,197       10,497        (10,732)       1,385,969
                                   ---------------------------------------------------------------------------------

Income before
 income taxes                         237,413            -      237,420        2,745       (240,165)         237,413
Income taxes                           86,909                    86,913        1,014        (87,927)          86,909
                                   ---------------------------------------------------------------------------------
Net income                            150,504            -      150,507        1,731       (152,238)         150,504
                                   =================================================================================

Consolidating Statement of Income for the Three Months ended July 31, 2003
           (amounts in thousands $)

                                                                           Non-
                                     Toll          Subsid-    Guarantor    Guarantor
                                     Brothers,     iary       Subsid-      Subsid-        Elim-             Consol-
                                     Inc.          Issuer     iaries       iaries         inations          idated
                                    --------------------------------------------------------------------------------
Revenues:
 Home sales                                                     678,523                                      678,523
 Land sales                                                       7,640                                        7,640
 Equity earnings                                                    555                                          555
 Earnings from
   subsidiaries                       107,891                                              (107,891)               -
 Other                                               5,281        6,773        8,709        (13,796)           6,967
                                   ---------------------------------------------------------------------------------
                                      107,891        5,281      693,491        8,709       (121,687)         693,685
                                   ---------------------------------------------------------------------------------

Costs and expenses:
 Cost of sales                                                  494,014          713            257          494,984
 Selling, general
  and administrative                       36           20       73,978        4,811         (5,629)          73,216
 Interest                                            5,261       17,608          514         (5,753)          17,630
                                   ---------------------------------------------------------------------------------
                                           36        5,281      585,600        6,038        (11,125)         585,830
                                   ---------------------------------------------------------------------------------

Income before
 income taxes                         107,855            -      107,891        2,671       (110,562)         107,855
Income taxes                           39,696                    39,710          986        (40,696)          39,696
                                   ---------------------------------------------------------------------------------
Net income                             68,159            -       68,181        1,685        (69,866)          68,159
                                   =================================================================================

Consolidating Statement of Income for the Three Months ended July 31, 2002 (amounts in thousands $)

                                                                           Non-
                                     Toll          Subsid-    Guarantor    Guarantor
                                     Brothers,     iary       Subsid-      Subsid-        Elim-             Consol-
                                     Inc.          Issuer     iaries       iaries         inations          idated
                                    --------------------------------------------------------------------------------
Revenues:
 Home sales                                                     565,355                                      565,355
 Land sales                                                      12,478                                       12,478
 Equity earnings                                                    246                                          246
 Earnings from
   subsidiaries                        84,603                                               (84,603)               -
 Other                                                            2,645        4,895         (4,912)           2,628
                                   ---------------------------------------------------------------------------------
                                       84,603            -      580,724        4,895        (89,515)         580,707
                                   ---------------------------------------------------------------------------------

Costs and expenses
 Cost of sales                                                  417,893         (987)         1,698          418,604
 Selling, general
  and administrative                                             62,633        4,544         (5,303)          61,874
 Interest                                                        15,595          182           (151)          15,626
                                   ---------------------------------------------------------------------------------
                                            -            -      496,121        3,739         (3,756)         496,104
                                   ---------------------------------------------------------------------------------

Income before
 income taxes                          84,603            -       84,603        1,156        (85,759)          84,603
Income taxes                           31,103                    31,105          514        (31,619)          31,103
                                   ---------------------------------------------------------------------------------
Net income                             53,500            -       53,498          642        (54,140)          53,500
                                   =================================================================================

Consolidating Statement of Cash Flows for the Nine Months ended July 31, 2003 (amounts in thousands $)

                                                                           Non-
                                     Toll          Subsid-    Guarantor    Guarantor
                                     Brothers,     iary       Subsid-      Subsid-        Elim-             Consol-
                                     Inc.          Issuer     iaries       iaries         inations          idated
                                    --------------------------------------------------------------------------------
Cash flows from
 operating activities
Net income                            166,438                   166,466        4,078       (170,544)         166,438
Adjustments to reconcile net
 Income to net cash provided by
 (used in) operating activities
 Depreciation & amortization                           132        7,460        1,249                           8,841
 Deferred income taxes                  5,795                                 (1,322)                          4,473
 Provision for write-offs                                         4,305                                        4,305
 Equity earnings                                                   (700)                                        (700)
 Expenses related to
  retirement of debt                                                973                                          973
 Changes in operating
  assets and liabilities
  Increase in inventory                                        (370,633)         (66)                       (370,699)
  Origination of mortgage loans                                             (516,590)                       (516,590)
  Sale of mortgage loans                                                     476,738                         476,738
  (Increase) decrease in
   receivables, prepaid
   expense and other                 (166,511)    (302,371)     291,321       16,780        170,544            9,763
  Increase in customer deposits                                  32,478                                       32,478
  Increase in accounts payable
   and accrued expenses                10,823        4,354       34,671      (10,558)                         39,290
  Decrease in current                                                                                              -
   taxes payable                        2,231                                   (169)                          2,062
                                   ---------------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                 18,776     (297,885)     166,341      (29,860)             -         (142,628)
                                   ---------------------------------------------------------------------------------
Cash flows from
 investing activities
 Purchase of property,
  construction &
  office equipment                                               (7,269)      (1,677)                         (8,946)
 Investment in
  unconsolidated entities                                       (11,127)                                     (11,127)
 Distributions from
  unconsolidated entities                                         3,150                                        3,150
                                   ---------------------------------------------------------------------------------
Net cash used in
 investing activities                       -            -      (15,246)      (1,677)             -          (16,923)
                                   ---------------------------------------------------------------------------------
Cash flows from
 financing activities
 Proceeds from loans payable                                    336,069      486,727                         822,796
 Principal payments on
  loans payable                                                (340,499)    (448,509)                       (789,008)
 Net proceeds from issuance of
  public debt                                      297,885                                                   297,885
 Redemption of public debt                                     (100,000)                                    (100,000)
 Proceeds from stock-based
  benefit plans                         6,656                                                                  6,656
 Purchase of treasury shares          (25,432)                                                               (25,432)
                                   ---------------------------------------------------------------------------------
Net cash (used in) provided by
 financing activities                 (18,776)     297,885     (104,430)      38,218              -          212,897
                                   ---------------------------------------------------------------------------------
Increase(decrease) in cash
 & equivalents                              -            -       46,665        6,681              -           53,346
Cash & equivalents,
 beginning of period                                             99,815        2,522                         102,337
                                   ---------------------------------------------------------------------------------
Cash & equivalents,
 end of period                              -            -      146,480        9,203              -          155,683
                                   =================================================================================

Consolidating Statement of Cash Flows for the Nine Months ended July 31, 2002 (amounts in thousands $)

                                                                           Non-
                                     Toll          Subsid-    Guarantor    Guarantor
                                     Brothers,     iary       Subsid-      Subsid-        Elim-             Consol-
                                     Inc.          Issuer     iaries       iaries         inations          idated
                                    --------------------------------------------------------------------------------
Cash flows from
 operating activities
Net income                            150,504                   150,508         1,731      (152,239)         150,504
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities
 Depreciation & amortization                                      7,431          673                           8,104
 Deferred income taxes                  2,037                                                                  2,037
 Provision for write-offs                                         3,352                                        3,352
 Equity earnings                                                 (1,743)                                      (1,743)
 Changes in operating
  assets and liabilities
  Increase in inventory                                        (331,755)        496                         (331,259)
  Origination of mortgage loans                                             (258,288)                       (258,288)
  Sale of mortgage loans                                                     253,357                         253,357
  Increase in receivables,
   prepaid expense and other         (137,038)                  (28,872)      (2,723)       152,239          (16,394)
  Increase in customer deposits                                  35,633                                       35,633
  Increase in accounts payable
   and accrued expenses                 7,734                    16,154        5,281                          29,169
  Decrease in current
   taxes payable                       (6,687)                                                                (6,687)
                                   ---------------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                 16,550            -     (149,292)         527              -         (132,215)
                                   ---------------------------------------------------------------------------------
Cash flows from
 investing activities
 Purchase of property,
  construction &
  office equipment                                               (7,099)      (3,543)                        (10,642)
 Investment in
  unconsolidated entities                                        (5,523)                                      (5,523)
 Distributions from
  unconsolidated entities                                         2,800                                        2,800
                                   ---------------------------------------------------------------------------------
Net cash used in
 investing activities                       -            -       (9,822)      (3,543)             -          (13,365)
                                   ---------------------------------------------------------------------------------
Cash flows from
 financing activities
 Proceeds from loans payable                                    100,929      231,692                         332,621
 Principal payments on
  loans payable                                                (222,174)    (230,161)                       (452,335)
 Net proceeds from issuance of
  public debt                                                   149,748                                      149,748
 Redemption of public debt
 Proceeds from stock-based
  benefit plans                        12,532                                                                 12,532
 Purchase of treasury shares          (29,082)                                                               (29,082)
                                   ---------------------------------------------------------------------------------
Net cash (used in) provided by
 financing activities                 (16,550)           -       28,503        1,531              -           13,484
                                   ---------------------------------------------------------------------------------
Decrease in cash
 & equivalents                              -            -     (130,611)      (1,485)             -         (132,096)
Cash & equivalents,
 beginning of period                                            179,434        3,406                         182,840
                                   ---------------------------------------------------------------------------------
Cash & equivalents,
 end of period                              -            -       48,823        1,921              -           50,744
                                   =================================================================================

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

We are obligated to purchase 180 lots from one of the ventures, of which we have purchased 45 lots to date, and have the right to purchase up to 385 lots from the second. The third venture has sold all the land that it owned and is currently in the process of completing the final land improvements on the site, which could take 12 months or more to finish. Two of the joint ventures also participate in the profits earned from home sales on the lots sold to other builders above certain agreed upon levels. At July 31, 2003, we had an aggregate amount of approximately $23.9 million invested in or advanced to these joint ventures and were committed to contribute additional capital in an aggregate amount of approximately $16.6 million if the joint ventures require it.

We also own 50% of a joint venture with an unrelated third party that is currently selling and building an active-adult, age-qualified community. At July 31, 2003, our investment was $1.3 million in this joint venture. We do not have any commitment to contribute additional capital to this joint venture.

In addition, Toll Brothers Realty Trust Group (the "Trust") was formed in 1998 to take advantage of commercial real estate opportunities that may present themselves from time to time. The Trust currently owns and operates several office buildings and an apartment complex, and land for the construction of an apartment complex. The Trust is effectively owned by Toll Brothers, Inc., a number of our senior executives and/or directors including Robert I. Toll, Bruce
E. Toll (and certain members of his family), Zvi Barzilay (and certain members of his family) and Joel H. Rassman, and the Pennsylvania State Employees Retirement System. We provide development, finance and management services to the Trust and receive fees under various agreements. At July 31, 2003, our investment in the Trust was $5.4 million. The Trust has a $25 million revolving credit facility that extends through June 2005. As collateral for this facility, we and the other groups of investors each entered into a subscription agreement whereby each group of investors agreed to invest up to an additional $9.3 million if required by the Trust. The subscription agreements that were due to expire in August 2003 were extended until August 2005.

In December 2002, our Board of Directors, upon the recommendation of its Real Estate Utilization Committee (the "Committee"), which is comprised of members of the Board of Directors who do not have a financial interest in the Trust, approved the sale to the Trust of a 62.2-acre parcel of land, which is a portion of our master planned community known as The Estates at Princeton Junction in New Jersey, that is intended for development as multi-family apartment buildings (the "Property"). The Committee's recommendation was based upon the following advantages to us: (a) we will be able to influence the design and construction quality so as to enhance the overall master planned community; (b) there are synergies of development and marketing costs which may be a benefit to us; (c) the Trust will maintain a high quality of operations, ensuring that the existence of the apartments in the master plan will not negatively affect the image of the community as a whole; and (d) as has been our experience with another Trust property, apartment tenants are potential customers for our townhomes and single-family homes. Moreover, the sale has allowed us to recover cash, remove the Property from our balance sheet, and free us from the need to provide capital from our credit facility to build the apartment units. The $9.8 million purchase price was approved by the Committee after reviewing an offer from an independent third party and after reviewing an independent professional appraisal. The sale was completed in May 2003.

We do not currently guarantee any indebtedness of the joint ventures or the Trust. Our total commitment to these entities is not material to our financial condition. These investments are accounted for on the equity method.

RESULTS OF OPERATIONS

The following table sets forth, for the nine-month and three-month periods ended July 31, 2003 and 2002, a comparison of certain income statement items related to our operations (amounts in millions):

                                             Nine months ended                            Three months ended
                                                  July 31,                                     July 31,
                                        2003                   2002                   2003                 2002
                               --------------------    --------------------    -------------------    ---------------
                                    $          %           $          %           $         %           $         %
                               --------------------    --------------------    -------------------    ---------------
Housing sales
   Revenues                      1,837.4                1,587.2                 678.5                 565.4
   Costs                         1,334.6     72.6       1,149.7     72.4        492.2     72.5        409.7     72.5
---------------------------------------------------------------------------------------------------------------------
Land sales
   Revenues                         21.0                   26.5                   7.6                  12.5
   Costs                            13.5     64.0          18.1     68.3          2.7     35.9          8.9     71.7
---------------------------------------------------------------------------------------------------------------------
Equity earnings from
 unconsolidated
 entities                            0.7                    1.7                    .6                    .2
---------------------------------------------------------------------------------------------------------------------
Other                               12.8                    8.0                   7.0                   2.6
---------------------------------------------------------------------------------------------------------------------
Total revenues                   1,871.9                1,623.4                 693.7                 580.7
---------------------------------------------------------------------------------------------------------------------
Selling, general
 & administrative
 expenses*                         206.4     11.0         172.9     10.6         73.2     10.6         61.9     10.7
---------------------------------------------------------------------------------------------------------------------
Interest expense*                   50.1      2.7          45.3      2.8         17.6      2.5         15.6      2.7
---------------------------------------------------------------------------------------------------------------------
Expenses related to
 early retirement
 of debt*                            3.9      0.2
---------------------------------------------------------------------------------------------------------------------
Total costs
 and expenses*                   1,608.5     85.9       1,386.0     85.4        585.8     84.5        496.1     85.4
---------------------------------------------------------------------------------------------------------------------
Income before
 income taxes*                     263.4     14.1         237.4     14.6        107.9     15.5         84.6     14.6
---------------------------------------------------------------------------------------------------------------------
Income taxes                        97.0                   86.9                  39.7                  31.1
---------------------------------------------------------------------------------------------------------------------
Net income*                        166.4      8.9         150.5      9.3         68.2      9.8         53.5      9.2
---------------------------------------------------------------------------------------------------------------------

Note: Due to rounding, amounts may not add.
* Percentages are based on total revenues.

HOUSING SALES

Housing revenues for the nine-month and three-month periods ended July 31, 2003 were higher than those for the comparable period of 2002 by approximately $250 million, or 16%, and $113 million, or 20%, respectively. The increase in the nine-month period was attributable to a 10% increase in the average price of the homes delivered and a 6% increase in the number of homes delivered. The increase in the three-month period was attributable to a 10% increase in the average price of the homes delivered and a 9% increase in the number of homes delivered. The increases in the average price of homes delivered in the fiscal 2003 periods were the result of increased base selling prices, a shift in the location of homes delivered to more expensive areas and increased expenditures on options and lot premiums selected by our homebuyers. The increases in the number of homes delivered in the fiscal 2003 periods were primarily due to the higher backlog of homes at October 31, 2002 as compared to October 31, 2001 which was primarily the result of a 17% increase in the number of new contracts signed in fiscal 2002 over fiscal 2001.

The value of new sales contracts signed was $2.47 billion (4,404 homes) in the nine months ended July 31, 2003, an 18% increase over the $2.09 billion (3,908 homes) value of new sales contracts signed in the comparable period of fiscal 2002. The value of new sales contracts signed was $952.7 million (1,671 homes) in the three months ended July 31, 2003, a 35% increase over the $704.2 million (1,274 homes) value of new sales contracts signed in the comparable period of fiscal 2002. The increase in the nine-month period is attributable to a 13% increase in the number of units sold and a 5% increase in the average selling price of the homes. The increase in the three-month period is attributable to a 31% increase in the number of units sold and a 3% increase in the average selling price of the homes. The increase in the average selling price in both periods was attributable to increases in base selling prices and increased option and lot premiums selected by our home buyers. The increase in the number of units sold in the nine-month and three-month periods is attributable to the continued demand for our product and the increase in the number of communities from which we are selling. We were selling from 180 communities at July 31, 2003, 176 at April 30, 2003, 170 communities at October 31, 2002, 167 communities at July 31, 2002, 166 at April 30, 2002 and 155 communities at October 31, 2001. At October 31, 2003 we expect to be selling from approximately 190 communities and approximately 205 communities at October 31, 2004. We believe that the demand for our product is attributable to an increase in the number of affluent households, the maturation of the baby boom generation, a constricted supply of available new home sites in our markets, attractive mortgage rates and the belief of potential customers that the purchase of a home is a stable investment in the current period of economic uncertainty. At July 31, 2003, we had over 46,500 home sites under our control nationwide in markets we consider to be affluent.

At July 31, 2003, our backlog of homes under contract was $2.49 billion
(4,411 homes), 31% higher than the $1.90 billion (3,441 homes) backlog at July 31, 2002. The increase in backlog at July 31, 2003 compared to the backlog at July 31, 2002 is primarily attributable to a higher backlog at October 31, 2002 as compared to the backlog at October 31, 2001 and the increase in the value and number of new contracts signed in the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002, offset, in part, by an increase in the number of homes delivered in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002.

Based on the size of our current backlog, the continued demand for our product, the increased number of selling communities from which we are operating and the additional communities we expect to open in the coming months, we believe that we will deliver approximately 4,900 homes in fiscal 2003 and approximately 6,000 homes in fiscal 2004. We estimate that the average price of the homes delivered will be approximately $550,000 in fiscal 2003 and between $545,000 and $555,000 in fiscal 2004.

Housing costs as a percentage of housing sales increased slightly in the nine-month period ended July 31, 2003 as compared to the comparable period of fiscal 2002. The increase was primarily the result of increased land and improvement costs and higher inventory write-offs, offset, in part, by higher selling prices. We incurred $4.3 million in write-offs in the nine-month period ended July 31, 2003 as compared to $3.4 million in the comparable period of fiscal 2002.

Housing costs as a percentage of housing sales in the three-month period ended July 31 2003 on an overall basis was approximately the same as the comparable period of fiscal 2002. As a percentage of housing sales, land and land improvement costs were higher in the fiscal 2003 quarter as compared to the comparable quarter in fiscal 2002 and construction costs were lower. For the three months ended July 31, 2003, we incurred $2.0 million in write-offs as compared to $1.6 million in the comparable period of fiscal 2002.

For the full 2003 fiscal year, we expect that housing costs as a percentage of housing revenues will be slightly higher than in fiscal 2002.

LAND SALES

We are developing several communities in which we sell a portion of the land to other builders. The amount of land sales will vary from quarter to quarter depending upon the scheduled timing of the delivery of the land parcels. Land sales amounted to $21.0 million and $7.6 million for the nine months and three months ended July 31, 2003, respectively, including $6.6 million from the sale of land to the Toll Brothers Realty Trust Group. (See "Critical Accounting Policies - Joint Venture Accounting" for a description of the sale to the Trust). For the nine months and three months ended July 31, 2002, land sales were $26.5 million and $12.5 million, respectively. For the full 2003 fiscal year, land sales are expected to be approximately $25 million compared to $36.2 million in fiscal 2002.

EQUITY EARNINGS IN UNCONSOLIDATED ENTITIES

We are a participant in several joint ventures and in Toll Brothers Realty Trust Group. We recognize our proportionate share of the earnings from these entities. (See "Critical Accounting Policies - Joint Venture Accounting" for a description of our investments in and commitments to these entities.) Earnings from the joint ventures will vary significantly from quarter to quarter. For the nine-month and three-month periods of fiscal 2003, we recognized $.7 million and $.6 million of earnings from these unconsolidated entities. For the nine-month and three-month periods of fiscal 2002, we recognized $1.7 million and $.2 million of earnings from these unconsolidated entities. For fiscal 2003, we expect to realize approximately $1.2 million of income from our investments in the joint ventures and the Trust in fiscal 2003 compared to $1.9 million in fiscal 2002.

INTEREST AND OTHER INCOME

For the nine months ended July 31, 2003, interest and other income was $12.8 million, an increase of $4.8 million, as compared to $8.0 million in the comparable period of fiscal 2002. This increase was primarily the result of a $3.5 million profit realized from the sale of a small commercial property in fiscal 2003, and higher income realized from our ancillary businesses offset, in part, by decreases in interest income, retained customer deposits and management and construction fee income.

For the three months ended July 31, 2003, interest and other income was $7.0 million, an increase of $4.3 million, as compared to $2.6 million in the comparable period of fiscal 2002. This increase was primarily the result of a $3.5 million profit realized from the aforementioned sale of a small commercial property in fiscal 2003 and higher income realized from our ancillary businesses.

For the full 2003 fiscal year, we expect interest and other income to be approximately $16 million compared to $11.7 million in fiscal 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

In the nine-month and three-month periods ended July 31, 2003, SG&A spending increased by $33.5 million and $11.3 million, or 19% and 18%, respectively, as compared to the comparable periods of fiscal 2002. This increased spending was principally due to higher sales commissions, higher costs incurred to operate the greater number of selling communities that we had during the fiscal 2003 periods as compared to the comparable periods of fiscal 2002 and higher insurance costs. For the full 2003 fiscal year, we expect that SG&A will increase slightly as a percentage of revenues compared to the full 2002 fiscal year.

INTEREST EXPENSE

We determine interest expense on a specific lot-by-lot basis for our homebuilding operations and on a parcel-by-parcel basis for land sales.

As a percentage of total revenues, interest expense varies depending on many factors, including the period of time that we owned the land, the length of time that the homes delivered during the period were under construction, and the interest rates and the amount of debt carried by us in proportion to the amount of our inventory during those periods. Interest expense as a percentage of revenues in the nine-month and three-month periods ended July 31, 2003 was slightly lower than in the comparable periods of fiscal 2002. For the full 2003 fiscal year, we expect interest expense as a percentage of revenues to be slightly lower than the fiscal 2002 percentage.

EXPENSES RELATED TO THE EARLY RETIREMENT OF DEBT

We recognized a pretax charge of $3.9 million in the quarter ended January 31, 2003 representing the premium paid on the early redemption of our 8 3/4% Senior Subordinated Notes due 2006 and the write-off of unamortized bond issuance costs related to those notes. No similar charge was incurred in fiscal 2002.

In September 2003, we announced the redemption of all our outstanding $100 million of 7 3/4% Senior Subordinated Notes on October 6, 2003 at a price of 102.583% of the principal amount. We will realize a charge of approximately $3.3 million in the three-month period ending October 31, 2003. The charge represents the premium we will pay on the early redemption of the notes and the write-off of unamortized issuance costs.

INCOME BEFORE INCOME TAXES

Income before taxes increased in the nine-month and three-month periods ended July 31, 2003 by $26.0 million or 11%, and $23.3 million or 27%, respectively, as compared to the comparable periods of fiscal 2002.

INCOME TAXES

Income taxes were provided at an effective rate of 36.8% for both the nine-month and three-month periods ended July 31, 2003. Income taxes were provided at an effective rate of 36.6% and 36.8% for the nine-month and three-month periods ended July 31, 2002, respectively. The difference in rates in the nine-month period of fiscal 2003 as compared to the comparable period of fiscal 2002 was due primarily to higher tax-free income in the fiscal 2002 period as compared to the fiscal 2003 period.

CAPITAL RESOURCES AND LIQUIDITY

Funding for our operations has been provided principally by cash flow from operating activities, unsecured bank borrowings and the public markets.

In general, cash flow from operating activities assumes that as each home is delivered we will purchase a home site to replace it. Because we own several years supply of home sites, we do not need to immediately buy lots to replace the ones delivered. Accordingly, we believe that cash flow from operating activities before land inventory purchases is a better gauge of liquidity. See
Note 10 for the calculation of cash flow from operating activities before land inventory purchases.

Cash flow from operating activities, before land inventory purchases, has improved as operating results have improved. One of the main factors that determines cash flow from operating activities, before land inventory purchases, is the level of revenues from the delivery of homes and from land sales. We anticipate that cash flow from operating activities, before land inventory purchases, will continue to be strong due to the expected increase in home deliveries in fiscal 2003 and 2004 as compared to fiscal 2002. We expect that our inventory will continue to increase and we are currently negotiating and searching for additional opportunities to obtain control of land for future communities. At July 31, 2003, we had option contracts to acquire land of approximately $928.2 million, of which approximately $92.6 million had been paid or deposited. We have used our cash flow from operating activities, before land inventory purchases, bank borrowings and public financing, to: acquire additional land for new communities; fund additional expenditures for land development; fund construction costs needed to meet the requirements of our increased backlog and the increasing number of communities in which we are offering homes for sale; repurchase our stock, and repay debt.

We generally do not begin construction of a home until we have a signed contract with the home buyer. Because of the significant delivery time between the time that a home buyer enters into a contract to purchase a home and the time that the home is built and delivered, we believe we can predict with reasonable accuracy the number of homes we will deliver in the next six to nine months. Should our business decline significantly, our inventory would decrease as we complete and deliver the homes under construction and we do not commence construction of as many new homes, resulting in a temporary increase in our cash flow from operations; moreover, we might delay or curtail our acquisition of additional land, which would further reduce our inventory levels and cash needs.

In July 2003, we increased our revolving credit facility by $35 million to $575 million and our term loan by $15 million to $222.5 million. Our revolving credit facility extends to March 2006. At July 31, 2003, we had no borrowings and approximately $108.1 million of letters of credit outstanding under the facility.

In November 2002, we issued $300 million of 6.875% Senior Notes due 2012. We used the proceeds to repay all of the $100 million principal amount outstanding of our 8 3/4% Senior Subordinated Notes due 2006, to repay bank debt and for general corporate purposes.

In August 2003, we sold 3.0 million shares of common stock for an aggregate sales price of $86.4 million. The proceeds from this sale will be used for general corporate purposes. In connection with this sale, we gave the underwriter the right to purchase, for a period of thirty days which expires September 12, 2003, up to an additional 300,000 shares of common stock at a price of $28.80 per share.

In September 2003, we sold $250 million of 5.95% Senior Notes due 2013. The net proceeds of $246.3 million will be used to redeem all of our outstanding $100 million 7 3/4% Senior Subordinated Notes on October 6, 2003 at a price of 102.583% of the principal amount and for general corporate purposes.

We believe that we will be able to continue to fund our activities through a combination of existing cash resources, cash flow from operations and existing sources of credit, including the public markets.

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

                                  HOUSING DATA
       (For the nine months and three months ended July 31, 2003 and 2002)

                                             Closings
Nine months ended July 31,                                2003                              2002
                                             --------------------------------   -----------------------------
                                                  Units          $million              Units        $million
                                             --------------------------------   -----------------------------
Northeast
 (MA, RI, NH, CT, NY, NJ)                           511              307.8               650           337.5
Mid-Atlantic (PA, DE, MD,VA)                      1,213              593.4             1,110           517.5
Midwest (OH, IL, MI)                                269              143.4               305           142.4
Southeast (FL, NC, TN)                              476              219.2               433           172.3
Southwest (AZ, NV, TX,CO)                           512              267.8               389           209.0
West Coast (CA)                                     352              305.8               271           208.5
                                             ------------------------------     -----------------------------
Total                                             3,333            1,837.4             3,158         1,587.2
                                             ==============================     =============================


                                             Contracts
Nine months ended July 31,                                2003                              2002
                                             --------------------------------   -----------------------------
                                                  Units          $million              Units        $million
                                             --------------------------------   -----------------------------
Northeast
 (MA, RI, NH, CT, NY, NJ)                           704              406.7               667           385.7
Mid-Atlantic (PA, DE, MD,VA)                      1,726              856.8             1,449           675.5
Midwest (OH, IL, MI)                                356              191.1               313           159.8
Southeast (FL, NC, SC, TN)                          428              216.8               551           252.0
Southwest (AZ, NV, TX,CO)                           589              340.7               490           243.7
West Coast (CA)                                     601              453.3               438           374.9
                                             ------------------------------     -----------------------------
Total                                             4,404            2,465.4             3,908         2,091.6
                                             ==============================     =============================


                                             Backlog
At July 31,                                               2003                              2002
                                             --------------------------------   -----------------------------
                                                  Units          $million              Units        $million
                                             --------------------------------   -----------------------------
Northeast
 (MA, RI, NH, CT, NY, NJ)                           853              483.6               668           378.9
Mid-Atlantic (PA, DE, MD,VA)                      1,647              810.8             1,172           550.2
Midwest (OH, IL, MI)                                351              192.1               302           157.1
Southeast (FL, NC, SC, TN)                          336              202.0               446           231.1
Southwest (AZ, NV, TX,CO)                           613              341.6               443           222.2
West Coast (CA)                                     611              456.0               410           365.0
                                             ------------------------------     -----------------------------
Total                                             4,411            2,486.1             3,441         1,904.5
                                             ==============================     =============================

                                             Closings
Three months ended July 31,                               2003                              2002
                                             --------------------------------   -----------------------------
                                                  Units          $million              Units        $million
                                             --------------------------------   -----------------------------
Northeast
 (MA, RI, NH, CT, NY, NJ)                           179              112.6               214           114.5
Mid-Atlantic (PA, DE, MD,VA)                        445              221.7               429           203.4
Midwest (OH, IL, MI)                                103               57.1                89            41.6
Southeast (FL, NC, TN)                              131               69.3               143            58.0
Southwest (AZ, NV, TX,CO)                           212              114.0               142            77.7
West Coast (CA)                                     118              103.8                76            70.2
                                             ------------------------------     -----------------------------
Total                                             1,188              678.5             1,093           565.4
                                             ==============================     =============================


                                             Contracts
Three months ended July 31,                               2003                              2002
                                             --------------------------------   -----------------------------
                                                  Units          $million              Units        $million
                                             --------------------------------   -----------------------------
Northeast
 (MA, RI, NH, CT, NY, NJ)                           247              141.7               218           125.5
Mid-Atlantic (PA, DE, MD,VA)                        643              322.5               468           225.4
Midwest (OH, IL, MI)                                136               74.6               111            58.4
Southeast (FL, NC, SC)                              154               77.3               164            82.1
Southwest (AZ, NV, TX,CO)                           207              119.1               184            94.3
West Coast (CA)                                     284              217.5               129           118.5
                                             ------------------------------     -----------------------------
Total                                             1,671              952.7             1,274           704.2
                                             ==============================     =============================

(1) Contracts for the nine months ended July 31, 2003 and 2002 include $6.5 million (21 homes) and $8.9 million (26 homes), respectively, from an unconsolidated 50% owned joint venture. Contracts for the three months ended July 31, 2003 and 2002 include $1.1 million (3 homes) and $4.2 million (12 homes), respectively, from this joint venture.

(2) Backlog at July 31, 2003 and 2002 includes $5.8 million (19 homes) and $5.4 million (15 homes), respectively, from the joint venture described in note
    (1) above.

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

The table below sets forth, at July 31, 2003, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):

                                        Fixed Rate Debt                          Variable Rate
                                                                                  Debt (1)(2)

Fiscal                                                 Weighted                               Weighted
Year of                                                 Average                                Average
Expected                                               Interest                               Interest
Maturity                             Amount             Rate (%)            Amount            Rate (%)
----------                        ------------         ---------          ----------         ----------
2003                                $  17,198            6.88%             $94,797              2.63%
2004                                   25,438            5.44%                 150              1.25%
2005                                  226,633            7.39%                 150              1.25%
2006                                    4,416            6.67%                 150              1.25%
2007                                  102,534            7.70%                 150              1.25%
Thereafter                            921,865            7.76%               3,860              1.25%
Discount                               (1,845)
                                   ----------                              -------
Total                              $1,296,239            7.46%             $99,257              2.58%
                                   ==========                              =======

Fair value at
 July 31, 2003                     $1,373,449                              $99,257
                                   ==========                              =======

(1) At July 31, 2003, we had a $575 million unsecured revolving credit facility with 17 banks which extends to March 2006. At July 31, 2003, we had no borrowings and approximately $108.1 million of letters of credit outstanding under the facility. Interest is currently payable on borrowings under this facility at .90% (this rate will vary based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time.

(2) One of our subsidiaries has a $95 million line of credit with two banks to fund mortgage originations. The line is due within 90 days of demand by the bank and bears interest at the bank's overnight rate plus an agreed upon margin. At July 31, 2003, the subsidiary had $94.6 million outstanding under the line at an average interest rate of 2.64%. Borrowing under this line is included in the 2003 fiscal year maturities.

Based upon the amount of variable rate debt outstanding at July 31, 2003 and holding the variable rate debt balance constant, each one-percentage point increase in interest rates would increase our interest costs by approximately $1.0 million per year.

ITEM 4. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a, 15(c)and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report (the "Evaluation Date") and, based on that evaluation, concluded that, as of the Evaluation Date, we had sufficient controls and procedures for recording, processing, summarizing and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

There has not been any change in our internal control over financial reporting during our quarter ended July 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over our financial reporting.

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

                  None

ITEM 5. Other Information

                  None

ITEM 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit 31.1* - Certification of Robert I. Toll pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002.

             Exhibit 31.2* - Certification of Joel H. Rassman pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002.

             Exhibit 32.1* - Certification of Robert I. Toll pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.

             Exhibit 32.2* - Certification of Joel H. Rassman pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.

             *Filed electronically herewith.

         (b) Reports on Form 8-K

             During the quarter ended July 31, 2003, we filed the following Current Reports on Form 8-K:

             (1) On May 8, 2003, we filed a Current Report on Form 8-K for the purpose of filing a press release related to the announcement of preliminary information related to our second quarter 2003 revenues and contracts signed and the value of our backlog of undelivered homes as of April 30, 2003.

             (2) On May 28, 2003, we filed a Current Report on Form 8-K for the purpose of filing a press release related to the announcement of our quarter ended April 30, 2003 financial results.

             (3) On July 1, 2003, we filed a Current Report on Form 8-K for the purpose of filing a press release related to the announcement of increases to our bank credit facilities.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TOLL BROTHERS, INC.
                                                (Registrant)

Date:  September 10, 2003                   By: Joel H. Rassman
                                                -----------------
                                                Joel H. Rassman
                                                Executive Vice President,
                                                Treasurer and Chief
                                                Financial Officer


Date:  September 10, 2003                   By: Joseph R. Sicree
                                                ------------------
                                                Joseph R. Sicree
                                                Vice President -
                                                Chief Accounting Officer
                                                (Principal Accounting Officer)