Form 10-K
period 2003-10-31
TOLL BROTHERS INC
filed 2004-01-15
CIK 794170

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                   For the fiscal year ended October 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from _______________ to _____________

                         Commission file number 1-9186

                              TOLL BROTHERS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                         Delaware                                                  23-2416878
--------------------------------------------------------------        ------------------------------------
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

3103 Philmont Avenue, Huntingdon Valley, Pennsylvania         19006-4298
-----------------------------------------------------         ----------
       (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code (215) 938-8000

Securities registered pursuant to Section 12(b) of the Act:


                                                        Name of each exchange on
                 Title of each class                         which registered
                 -------------------                         ----------------
           Common Stock (par value $.01)*                New York Stock Exchange
                                                            and Pacific Exchange
         Guarantee of Toll Brothers Finance              New York Stock Exchange
         Corp. 6.875% Senior Notes due 2012
         Guarantee of Toll Brothers Finance              New York Stock Exchange
          Corp. 5.95% Senior Notes due 2013

* Includes associated Right to Purchase Series A Junior Participating Preferred Stock.

Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

   Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes   |X|  No |_|

   As of April 30, 2003 the aggregate market value of the Common Stock held by non-affiliates (all persons other than executive officers and directors of Registrant) of the Registrant was approximately $1,164,665,000.

   As of December 31, 2003, there were 74,194,358 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the proxy statement of Toll Brothers, Inc. with respect to the 2004 Annual Meeting of Stockholders, scheduled to be held on March 18, 2004, are incorporated by reference into Part III of this report.
===============================================================================

                                     PART I


ITEM 1. BUSINESS

General

   Toll Brothers, Inc., a Delaware corporation formed in May 1986, began doing business through predecessor entities in 1967. When this report uses the words "we," "us," and "our," they refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires.

   We design, build, market and arrange financing for single-family detached and attached homes in middle-income and high-income residential communities. We cater to move-up, empty-nester and active-adult age-qualified home buyers in 21 states in six regions of the United States. Our communities are generally located on land we have either developed or acquired fully approved and, in some cases, improved. Currently, we operate in the major suburban residential areas of:

   o  southeastern Pennsylvania and Delaware

   o  central and northern New Jersey

   o  the Virginia and Maryland suburbs of Washington, D.C.

   o  Baltimore County, Maryland

   o  the Boston, Massachusetts metropolitan area

   o  Rhode Island

   o  southern New Hampshire

   o  Fairfield, New Haven and Hartford Counties, Connecticut

   o  Westchester and Dutchess Counties, New York

   o  the Los Angeles and San Diego, California metropolitan areas

   o  the San Francisco Bay area of northern California

   o  Palm Springs, California

   o  the Phoenix, Arizona metropolitan area

   o  the Raleigh and Charlotte, North Carolina metropolitan areas

   o  the Dallas, Austin and San Antonio, Texas metropolitan areas

   o  the southeast and southwest coasts and Jacksonville area of Florida

   o  the Las Vegas and Reno, Nevada metropolitan areas

   o  the Columbus, Ohio metropolitan area

   o  the Detroit, Michigan metropolitan area

   o  the Chicago, Illinois metropolitan area

   o  the Denver, Colorado metropolitan area

   o  the Hilton Head area of South Carolina

   We continue to explore additional geographic areas for expansion.

   We market our homes primarily to middle-income and upper-income buyers, emphasizing high-quality construction and customer satisfaction. In the five years ended October 31, 2003, we delivered 21,199 homes from 400 communities, including 4,911 homes from 213 communities in fiscal 2003.

   We operate our own land development, architectural, engineering, mortgage, title, security monitoring, landscape, cable T.V., broadband Internet access, lumber distribution, house component assembly and manufacturing operations. We also own and operate golf courses and country clubs in conjunction with several of our master planned communities.

   At October 31, 2003, we were operating in 313 communities containing approximately 25,600 home sites that we owned or controlled through options. Of the 313 communities, 200 were offering homes for sale, 55 had not yet opened for sale and 58 were sold out but all home deliveries had not been completed. At October 31, 2003, we also owned or controlled through options approximately 22,500 home sites in 196 proposed communities. We expect to have approximately 225 selling communities by October 31, 2004. Of the approximately 48,100 lots owned or controlled through options at October 31, 2003, we owned approximately 29,100.

   At October 31, 2003, we were offering single-family detached homes at prices, excluding customized options, generally ranging from $246,000 to $1,708,000, with an average base sales price of $546,000. We were offering single-family attached homes at prices, excluding customized options, generally ranging from $202,000 to $716,000, with an average base sales price of $349,000. On average, our home buyers added approximately 22%, or $103,000 per home, in options and lot premiums to the base price of homes delivered in fiscal 2003. In fiscal 2003, 79% of the homes we delivered sold for less than $700,000.

   We had backlogs of $2.64 billion (4,667 homes) at October 31, 2003 and $1.87 billion (3,366 homes) at October 31, 2002. We expect that most of the homes in backlog at October 31, 2003 will be delivered by October 31, 2004.

   In recognition of our achievements, we have received numerous awards from national, state and local home builder publications and associations. We are the only publicly traded national home builder to have won all three of the industry's highest honors: America's Best Builder (1996), the National Housing Quality Award (1995), and Builder of the Year (1988).

   We attempt to reduce certain risks home builders encounter by: controlling land for future development through options whenever possible, thus allowing us to obtain the necessary governmental approvals before acquiring title to the land; generally commencing construction of a home only after executing an agreement of sale with a buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis. In order to obtain better terms or prices, or due to competitive pressures, we may purchase properties outright, or acquire an underlying mortgage, prior to obtaining all of the governmental approvals necessary to commence development.

   To take advantage of commercial real estate opportunities, we formed Toll Brothers Realty Trust Group (the "Trust") in 1998. The Trust is effectively owned one-third by us, one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Zvi Barzilay (and members of his family), Joel H. Rassman, and other members of our senior management, and one-third by the Pennsylvania State Employees Retirement System. We provide development, finance and management services to the Trust and receive fees for our services. The Trust currently owns and operates several office buildings and an 806-unit apartment complex in
Virginia, and is currently building a 635-unit apartment complex in New
Jersey.

   In September 2003, we acquired substantially all of the assets of Richard R. Dostie, Inc. ("Dostie"), a privately owned home builder in the Jacksonville, Florida area. We expect the operations we purchased from Dostie to deliver approximately $65 million (200 homes) in fiscal 2004.

   In October 2003, we acquired substantially all of the assets of The Manhattan Building Company ("MBC"), a privately owned developer of urban in-fill locations in northern New Jersey. MBC, which is now operating as City Living by Toll Brothers, is currently building for a joint venture in which it has a 40% interest, The Sky Club, a 326-unit, 17-story two-tower structure under construction in Hoboken, New Jersey. Through City Living by Toll Brothers, we are also in the planning stages on several additional high-rise and mid-rise projects in Hoboken and Jersey City, New Jersey on the Hoboken border.

   For financial information pertaining to revenues, earnings and assets, please see the accompanying financial statements and notes thereto.

Our Communities

   Our communities generally are located in affluent suburban areas near major highways with access to major cities. We currently operate in 21 states in six regions around the country. The following table lists the states in which we operate and the fiscal years in which we or our predecessors commenced operations:

                                                       Year of                                                               Year of
                    State                               Entry                            State                                Entry
                     -----                              -----                            -----                                -----
Pennsylvania.................................            1967      Florida.........................................            1995
New Jersey...................................            1982      Arizona.........................................            1995
Delaware.....................................            1987      Ohio............................................            1997
Massachusetts................................            1988      Nevada..........................................            1998
Maryland.....................................            1988      Michigan........................................            1999
Virginia.....................................            1992      Illinois........................................            1999
Connecticut..................................            1992      Rhode Island....................................            2000
New York.....................................            1993      New Hampshire...................................            2000
California...................................            1994      Colorado........................................            2001
North Carolina...............................            1994      South Carolina..................................            2002
Texas........................................            1995

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

   We also market to the 50+ year-old "empty-nester" market and believe that this market has strong growth potential. We have developed a number of home designs with features such as one-story living and first floor master bedroom suites, as well as communities with recreational amenities such as golf courses, marinas, pool complexes, country clubs and recreation centers, that we believe appeal to this category of home buyer. We have integrated these designs and features with our other home types into our communities. The empty-nester market now accounts for approximately 30% of our home sales.

   In 1999, we opened for sale our first active-adult, age-qualified community for households in which at least one member is 55 years of age. We are currently selling from 16 such communities and expect to open additional age-qualified communities during the next few years. In fiscal 2003, approximately 10.9% of new contracts signed were in active-adult communities compared to approximately 9.3% in fiscal 2002. We believe this figure could increase to approximately 15% over the next few years.

   We also sell homes in the second-home market. We have been selling homes in this market for several years and currently offer them in Arizona, California, Florida, Delaware, Maryland, Pennsylvania and South Carolina.

   In October 2003, we acquired substantially all of the assets of The Manhattan Building Company, a privately owned developer and re-developer of urban in-fill sites in Northern New Jersey. This acquisition expands our position in the New Jersey luxury residential market and broadens our capabilities to take advantage of future opportunities in the mid and high-rise urban residential market. Prior to the acquisition, we had urban in-fill communities in Providence, Rhode Island and in Palantine, a suburb of Chicago, Illinois.

   We believe that the demographics of our move-up, empty-nester, active-adult, age-qualified and second-home up-scale markets provide us with the potential for growth in the coming decade. According to the U.S. Census Bureau, the number of households earning $100,000 or more (in constant 2002 dollars) now stands at 15.7 million households, approximately 14.1% of all households. This group has grown at eight times the rate of increase of all U.S. households over the past two decades. According to Claritas, Inc., a provider of demographic information, approximately seven million of these households are located in our current markets.

   The largest group of baby boomers, the more than four million born annually between 1954 and 1964, are now 39 to 49 years of age and in their peak move-up home buying years. The leading edge of the baby boom generation has now entered its 50's and the empty-nester market. The number of households with persons 55 to 64 years old, the focus of our age-qualified communities, is projected to increase by over 47% between the year 2000 and the year 2010 according to the U.S. Census Bureau. American Demographics magazine predicts that, as the baby boomers mature and become more affluent, second home ownership will grow from approximately 6.4 million homes in 2000 to an estimated 10 million homes in 2010.

   We develop individual stand-alone communities as well as master planned communities. We currently have 14 master planned communities containing approximately 12,400 home sites and expect to open several additional communities during the next few years. Our master planned communities, many of which contain golf courses and other country club-type amenities, enable us to offer multiple home types and sizes to a broad range of move-up, empty-nester, active-adult and second-home buyers. We realize efficiencies from shared common costs such as land development and infrastructure over the several communities within the master planned community. We currently have master planned communities in Arizona, California, Florida, Illinois, Michigan, North Carolina, Nevada, Pennsylvania, South Carolina and Virginia.

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

   In all of our communities, a wide selection of options is available to purchasers for additional charges. The number and complexity of options typically increase with the size and base selling price of our homes. Major options include additional garages, guest suites and other additional rooms, finished lofts and extra fireplaces. On average, options purchased by our home buyers, including lot premiums, added approximately 22%, or $103,000 per home, to the base price of homes purchased in fiscal 2003.

   The range of base sales prices for our different lines of homes at October 31, 2003, was as follows:

   Detached Homes:
      Move-up....................................    $246,000    --   $  638,000
      Executive..................................     282,000    --      810,000
      Estate.....................................     345,000    --    1,708,000
      Active-adult, age-qualified................     235,000    --      450,000
   Attached Homes:
      Flats......................................    $202,000    --   $  450,000
      Townhomes..................................     210,000    --      582,000
      Carriage homes.............................     200,000    --      716,000


   Contracts for the sale of homes are at fixed prices. The prices at which homes are offered in a community generally have increased from time to time during the period in which that community is offering homes for sale; however, there can be no assurance that sales prices will increase in the future.

   We offer some of the same basic home designs in similar communities. However, we are continuously developing new designs to replace or augment existing ones to ensure that our homes reflect current consumer tastes. We use our own architectural staff, and also engage unaffiliated architectural firms, to develop new designs. During the past year, we introduced 130 new models.

   We operate in six regions around the United States. The following table summarizes by region closings and new contracts signed during fiscal 2003 and 2002, and backlog at October 31, 2003 and 2002
($ in millions):

                                                                                                  New Contracts
                                                                                 Closings              (1)            Backlog (2)
                                                                              ---------------    ---------------    ---------------
                                  Region                                     Units     $000     Units      $000     Units     $000
                                  ------                                     -----    -------   -----    -------    -----   -------
FISCAL 2003
Northeast (CT, MA, NH, NJ, NY, RI) .......................................     755      450.3   1,027      584.9      932     519.4
Mid-Atlantic (DE, MD, PA, VA) ............................................   1,793      882.0   2,333    1,171.8    1,674     837.1
Midwest (IL, MI, OH) .....................................................     405      219.4     462      246.7      309     167.9
Southeast (FL, NC, SC, TN) ...............................................     653      311.3     591      296.9      411     218.3
Southwest (AZ, CO, NV, TX) ...............................................     717      378.2     890      506.5      709     396.8
West (CA) ................................................................     588      489.8     858      678.4      632     497.1
                                                                             -----    -------   -----    -------    -----   -------
                                                                             4,911    2,731.0   6,161    3,485.2    4,667   2,636.6
                                                                             =====    =======   =====    =======    =====   =======
FISCAL 2002
Northeast (CT, MA, NH, NJ, NY, RI) .......................................     886      465.3     895      519.5      660     384.7
Mid-Atlantic (DE, MD, PA, VA) ............................................   1,580      735.0   1,881      890.1    1,134     547.3
Midwest (IL, MI, OH) .....................................................     394      187.3     398      202.9      290     152.7
Southeast (FL, NC, TN) ...................................................     614      258.9     670      312.0      384     204.5
Southwest (AZ, CO, NV, TX) ...............................................     513      270.4     707      351.4      536     268.6
West (CA) ................................................................     443      362.4     562      472.3      362     308.5
                                                                             -----    -------   -----    -------    -----   -------
                                                                             4,430    2,279.3   5,113    2,748.2    3,366   1,866.3
                                                                             =====    =======   =====    =======    =====   =======

---------------
(1) New contracts include $9.2 million (29 homes) and $13.7 million (43 homes) in fiscal 2003 and 2002, respectively, from an unconsolidated 50% owned joint venture.
(2) Backlog at October 31, 2003 and 2002 includes $4.7 million (15 homes) and $7.5 million (24 homes) from an unconsolidated 50% owned joint venture.

   The following table summarizes certain information with respect to our residential communities under development at October 31, 2003:

                                                                                                           Homes Under
                                                                        Number of      Homes      Homes    Contract and   Homesites
                               Region                                  Communities   Approved    Closed     Not Closed    Available
                               ------                                  -----------   --------    ------    ------------   ---------
Northeast..........................................................         61         6,205      1,517         932          3,756
Mid-Atlantic.......................................................         93        12,712      3,491       1,674          7,547
Midwest............................................................         29         3,507      1,307         309          1,891
Southeast..........................................................         50         4,743      1,573         411          2,759
Southwest..........................................................         53         4,714      1,456         709          2,549
West...............................................................         27         3,749        687         632          2,430
                                                                           ---        ------     ------       -----         ------
 Total.............................................................        313        35,630     10,031       4,667         20,932
                                                                           ===        ======     ======       =====         ======

   At October 31, 2003, significant site improvements had not commenced on approximately 14,400 of the 20,932 available home sites. Of the 20,932 available home sites, 951 were controlled through options, but were not owned by us, and 14 lots were owned by a joint venture in which we have a 50% ownership interest.

   Of the 313 communities under development at October 31, 2003, 200 were offering homes for sale, 55 had not yet opened for sale and 58 were sold out, but not all home deliveries had been completed. Of the 200 communities in which homes were being offered for sale, 170 were single-family detached-home communities containing a total of 209 homes (exclusive of model homes) under construction but not under contract, and 30 were attached-home communities containing a total of 58 homes (exclusive of model homes) under construction but not under contract.

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

   Our options, or agreements, to purchase land are generally entered into on a non-recourse basis, thereby limiting our financial exposure to the amounts invested in property approval and pre-development costs. The use of options or purchase agreements may increase the price of land that we eventually acquire, but significantly reduces our risk by allowing us to obtain the necessary development approvals before acquiring the land. As approvals are obtained, the values of the options, purchase agreements and land generally increases.
We have the ability to extend many of these options for varying periods of time, in some cases by making an additional payment and, in other cases, without any additional payment. Our purchase agreements are typically subject to numerous conditions including, but not limited to, our ability to obtain necessary governmental approvals for the proposed community. Often, our downpayment on an agreement will be returned to us if all approvals are not obtained, although pre-development costs may not be recoverable. We generally have the right to cancel any of our agreements to purchase land by forfeiture of our payment on the agreement. In such instances, we generally are not able to recover any pre-development costs.

   Our ability to continue development activities over the long-term will be dependent upon our continued ability to locate and enter into options or agreements to purchase land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of such land.

   We believe that there is significant diversity in our existing markets and that this diversity provides some protection from the vagaries of individual local economies. We also believe that greater geographic diversification will provide additional protection and more opportunities for growth and, accordingly, continue to search for new markets.

   The following is a summary, at October 31, 2003, of the parcels of land that we either owned or controlled through options or purchase agreements for proposed communities, as distinguished from those currently under development:

                                                      Number of      Number of
Region                                               Communities   Homes Planned
------                                               -----------   -------------
Northeast .......................................         55            5,267
Mid-Atlantic ....................................         91           11,975
Midwest .........................................          8              664
Southeast .......................................         10            1,201
Southwest .......................................         22            2,569
West ............................................         10              783
                                                         ---           ------
Total ...........................................        196           22,459
                                                         ===           ======

   Of the 22,459 planned home sites, 4,433 were owned by us. At October 31, 2003, the aggregate purchase price of land parcels under option and purchase agreements was approximately $1.08 billion, of which we had paid or deposited approximately $99.2 million.

   We evaluate all of the land under our control for proposed communities on an ongoing basis with respect to economic and market feasibility. During the year ended October 31, 2003, such feasibility analyses resulted in approximately $2.0 million of capitalized costs related to proposed communities being charged to expense because they were no longer deemed to be recoverable.

   We have substantial land currently under control for which we have obtained approvals or are seeking approvals (as set forth in the tables above). We devote significant resources to locating suitable land for future development and to obtaining the required approvals on land under our control. There can be no assurance that we will be successful in securing the necessary development approvals for the land currently under our control or for land of which we may acquire control in the future or that, upon obtaining such development approvals, we will elect to complete the purchases of land under option or complete the development of land that we own. We generally have been successful in obtaining governmental approvals in the past. Failure to locate sufficient suitable land or to obtain necessary governmental approvals may impair our ability over the long-term to maintain current levels of development activities.

   We believe that we have an adequate supply of land in our existing communities and held for future development (assuming that all properties are developed) to maintain our operations at current levels for several years.

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

   We recognize revenue from home sales only when title and possession of a home are transferred to the buyer, which generally occurs shortly after home construction is substantially completed. The most significant variable affecting the timing of our revenue stream, other than housing demand, is receipt of final land regulatory approvals because receipt of approvals permits us to begin the process of obtaining executed sales contracts from home buyers. Although our sales and construction activities vary somewhat by season, which affects the timing of closings, any such seasonal effect is relatively insignificant compared to the effect of receipt of final governmental approvals, which is not seasonal.

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

   Our construction managers and assistant construction managers coordinate subcontracting activities and supervise all aspects of construction work and quality control. One of the ways in which we seek to achieve home buyer satisfaction is by providing our construction managers with incentive compensation arrangements based on each home buyer's satisfaction as expressed by their responses on pre-closing and post-closing questionnaires.

   We maintain insurance, subject to deductibles and self-insured amounts, to protect us against various risks associated with our activities including, among others, general liability, "all-risk" property, workers' compensation, automobile, and employee fidelity. We accrue for our expected costs associated with the deductibles and self-insured amounts.

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

   We expend great effort in designing and decorating our model homes, which play an important role in our marketing. In our models, we create an attractive atmosphere, with bread baking in the oven, fires burning in fireplaces, and music playing in the background. Interior decorating varies among the models and is carefully selected to reflect the lifestyles of prospective buyers. During the past several years, we have received numerous awards from various home builder associations for our interior merchandising.

   We typically have a sales office in each community that is staffed by our own sales personnel. Sales personnel are generally compensated with both salary and commission. A significant portion of our sales is derived from the introduction of customers to our communities by local cooperating realtors.

   We advertise extensively in newspapers, other local and regional publications, and on billboards. We also use videotapes and attractive color brochures to market our communities. The Internet is also an important resource we use in marketing and providing information to our customers. A visitor to our award winning Web site, www.tollbrothers.com, can obtain detailed information regarding our communities and homes across the country and take panoramic or video tours of our homes.

   All our homes are sold under our limited warranty as to workmanship and mechanical equipment. Many homes also come with a limited ten-year warranty as to structural integrity.

Competition

   The homebuilding business is highly competitive and fragmented. We compete with numerous home builders of varying sizes, ranging from local to national in scope, some of which have greater sales and financial resources than we have. Sales of existing homes also provide competition. We compete primarily on the basis of price, location, design, quality, service and reputation; however, we believe our financial stability, relative to most others in our industry, has become an increasingly favorable competitive factor.

Regulation and Environmental Matters

   We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular property or locality. In a number of our markets, there has been an increase in state and local legislation authorizing the acquisition of land as dedicated open space, mainly by governmental, quasi-public and non-profit entities. In addition, we are subject to various licensing, registration and filing requirements in connection with the construction, advertisement and sale of homes in our communities. Although these laws have increased our overall costs, they have not had a material effect on us, except to the extent that their application may have delayed the opening of communities or caused us to conclude that development of particular communities would not be economically feasible, even if any or all necessary governmental approvals were obtained. See "Land Policy" in this Item 1. We also may be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums in one or more of the areas in which we operate. Generally, such moratoriums relate to insufficient water or sewage facilities, or inadequate road capacity.
                                       8

   In order to secure certain approvals, in some areas, we may be required to provide affordable housing at below market rental or sales prices. The impact on us depends on how the various state and local governments in the areas in which we engage, or intend to engage, in development, implement their programs for affordable housing. To date, these restrictions have not had a material impact on us.

   We also are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of public health and the environment ("environmental laws"). The particular environmental laws that apply to any given community vary greatly according to the location and environmental condition of the site, and the present and former uses of the site. Complying with these environmental laws may result in delays, may cause us to incur substantial compliance and other costs, and/or may prohibit or severely restrict development in certain environmentally sensitive regions or areas.

   We maintain a policy of engaging independent environmental consultants to evaluate land for the potential of hazardous or toxic materials, wastes or substances before consummating an acquisition. Because we generally have obtained such assessments for the land we have purchased, we have not been significantly affected to date by the presence of such materials.

Employees

   At October 31, 2003, we employed 3,416 full-time persons; of these, 142 were in executive positions, 376 were engaged in sales activities, 364 were in project management activities, 1,405 were in administrative and clerical activities, 750 were in construction activities, 188 were in architectural and engineering activities and 191 were in manufacturing and distribution. We consider our employee relations to be good.

Factors That May Affect Our Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

   Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "can," "could," "might" and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements include information relating to anticipated operating results, financial resources, changes in revenues, changes in profitability, interest expense, growth and expansion, anticipated income to be realized from our investments in joint ventures and the Toll Brothers Realty Trust Group, the ability to acquire land, the ability to gain approvals and to open new communities, the ability to sell homes and properties, the ability to deliver homes from backlog, the ability to secure materials and subcontractors, the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities in the future, and stock market valuations. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in presentations, on our Web site and in other material released to the public.

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

     Claims have been brought against us in various legal proceedings which have not had, and are not expected to have, a material adverse effect on our business or financial condition; however, additional legal and tax claims may arise from time to time, and it is possible that our cash flows and results of operations could be affected from time to time by the resolution of one or more of such matters.

     We are subject to construction defect and home warranty claims arising in the ordinary course of business. These claims are common in the homebuilding industry and can be costly. In addition, the costs of insuring against construction defects and product liability claims are high, the amount of coverage offered by insurance companies is currently limited, and the amounts of deductibles and self insured retentions are high. There can be no assurance that this coverage will not be further restricted or become more costly. If we are not able to obtain adequate insurance against these claims, we may experience losses that could hurt our business.
                                       10

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

   Our principal Internet address is www.tollbrothers.com. We make available free of charge on or through www.tollbrothers.com our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

   Our Board of Directors has various committees including an audit committee, an executive compensation committee and a nominating and corporate governance committee. Each of the three committees named above has a formal charter. We also have Corporate Governance Guidelines, a Code of Ethics for Principal Executive Officer and Senior Financial Officers, and a Code of Ethics and Business Conduct for Directors, Officers and Employees. Copies of these charters, guidelines and codes, and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers or directors, can be obtained free of charge from our Web site, www.tollbrothersinc.com.

   In addition, you may request a copy of the foregoing filings (excluding exhibits), charters, guidelines and codes, and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers or directors, at no cost by writing or telephoning us at the following address or telephone number:

                              Toll Brothers, Inc.
                               3103 Philmont Ave.
                          Huntingdon Valley, PA 19006
                   Attention: Director of Investor Relations
                           Telephone: (215) 938-8000

ITEM 2. PROPERTIES

Headquarters

   Our corporate offices, which we own, contain approximately 114,000 square feet, and are located in Huntingdon Valley, Montgomery County, Pennsylvania 19006.

Manufacturing/Distribution Facilities

   We own a facility of approximately 200,000 square feet located in Morrisville, Pennsylvania. We also own a facility of approximately 100,000 square feet located in Emporia, Virginia. In both facilities we manufacture open wall panels, roof and floor trusses, and certain interior and exterior millwork to supply a portion of our construction needs. These operations also permit us to purchase wholesale lumber, plywood, windows, doors, certain other interior and exterior millwork and other building materials to supply to our communities. We believe that increased efficiencies, cost savings and productivity result from the operation of these plants and from the wholesale purchase of material. The Pennsylvania plant generally does not sell or supply to any purchaser other than to us, while the Virginia plant sells wall panels and roof and floor trusses to us as well as to a small number of outside purchasers.

Regional and Other Facilities

   We lease office and warehouse space in various locations, none of which are material to our business.
                                       11

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended October 31, 2003.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table includes information with respect to all of our executive officers at October 31, 2003. All executive officers serve at the pleasure of our Board of Directors.

Name                    Age                Positions
----                    ---                ---------
Robert I. Toll           62      Chairman of the Board, Chief Executive Officer
                                 and Director
Zvi Barzilay             57      President, Chief Operating Officer and Director
Joel H. Rassman          58      Executive Vice President, Treasurer,
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

   Joel H. Rassman joined us as Senior Vice President, Chief Financial Officer and Treasurer in 1984. Mr. Rassman has been a Director of Toll Brothers, Inc. since 1996. He has held the position of Executive Vice President since May 2002.
                                       12

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is principally traded on the New York Stock Exchange (Symbol: TOL). It is also listed on the Pacific Exchange.

   The following table sets forth the price range of our common stock on the New York Stock Exchange for each fiscal quarter during the two years ended October 31, 2003.

                                                     Three Months Ended
                                        ---------------------------------------------
                                       October 31    July 31   April 30    January 31
                                       ----------    -------   --------    ----------
        2003
           High .....................    $37.02      $32.13     $23.65       $21.92
           Low ......................    $25.67      $22.64     $17.63       $18.85
        2002
           High .....................    $27.20      $31.80     $30.20       $23.20
           Low ......................    $17.76      $20.81     $20.93       $15.42

   We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so; rather, we will follow a policy of retaining earnings in order to finance the continued growth of our business.

   The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our earnings, capital requirements, our operating and financial condition, and any contractual limitation then in effect. In this regard, our senior subordinated notes contain restrictions on the amount of dividends we may pay on our common stock. In addition, our bank revolving credit agreement and bank term loan require the maintenance of a minimum tangible net worth (as defined in the respective agreements), which restricts the amount of dividends we may pay. At October 31, 2003, under the most restrictive of these provisions, we could have paid up to approximately $527.6 million of cash dividends.

   At December 31, 2003, there were approximately 650 record holders of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

   The following table sets forth selected consolidated financial and housing data at and for each of the five fiscal years ended October 31, 2003. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in this report beginning at page F-2, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this report.

Summary Consolidated Income Statement
(amounts in thousands, except per share data):

Year ended October 31:                                                2003         2002          2001          2000         1999
----------------------                                             ----------   ----------    ----------    ----------   ----------
Revenues.......................................................    $2,775,241   $2,328,972    $2,229,605    $1,814,362   $1,464,115
Income before income taxes.....................................    $  411,153   $  347,318    $  337,889    $  230,966   $  160,432
Net income.....................................................    $  259,820   $  219,887    $  213,673    $  145,943   $  101,566
Earnings per share:
 Basic.........................................................    $     3.68   $     3.12    $     2.98    $     2.01   $     1.38
 Diluted.......................................................    $     3.44   $     2.91    $     2.76    $     1.95   $     1.36
Weighted average number of shares
  outstanding
 Basic.........................................................        70,670       70,472        71,670        72,537       73,378
 Diluted.......................................................        75,541       75,480        77,367        74,825       74,872

                                       13

Summary Consolidated Balance Sheet
(amounts in thousands):

At October 31:                                                        2003         2002          2001          2000         1999
--------------                                                     ----------   ----------    ----------    ----------   ----------
Inventory......................................................    $3,080,349   $2,551,061    $2,183,541    $1,712,383   $1,443,282
                                                                   ==========   ==========    ==========    ==========   ==========
Total assets...................................................    $3,787,391   $2,895,365    $2,532,200    $2,030,254   $1,668,062
                                                                   ==========   ==========    ==========    ==========   ==========
Debt
 Loans payable.................................................    $  281,697   $  253,194    $  362,712    $  326,537   $  213,317
 Senior debt...................................................       546,669
 Subordinated debt.............................................       620,000      819,663       669,581       469,499      469,418
 Mortgage company warehouse loan...............................        49,939       48,996        24,754
                                                                   ----------   ----------    ----------    ----------   ----------
Total debt.....................................................    $1,498,305   $1,121,853    $1,057,047    $  796,036   $  682,735
                                                                   ==========   ==========    ==========    ==========   ==========
Stockholders' equity...........................................    $1,476,628   $1,129,509    $  912,583    $  745,145   $  616,334
                                                                  ==========   ==========    ==========    ==========   ==========

Summary Housing Data

Year ended October 31:                                                2003         2002          2001          2000         1999
----------------------                                             ----------   ----------    ----------    ----------   ----------
Closings
 Number of homes...............................................         4,911        4,430         4,358         3,945        3,555
 Value (in thousands)..........................................    $2,731,044   $2,279,261    $2,180,469    $1,762,930   $1,438,171
Contracts (1)
 Number of homes...............................................         6,161        5,113         4,366         4,418        3,845
 Value (in thousands)..........................................    $3,485,168   $2,748,171    $2,173,938    $2,149,366   $1,640,990

At October 31:                                                        2003         2002          2001          2000         1999
--------------                                                     ----------   ----------    ----------    ----------   ----------
Backlog (2)
 Number of homes...............................................         4,667        3,366         2,727         2,779        2,381
 Value (in thousands)..........................................    $2,636,618   $1,866,294    $1,411,374    $1,434,946   $1,067,685
Number of selling communities..................................           200          170           155           146          140
Homesites
 Owned.........................................................        29,081       25,822        25,981        22,275       23,163
 Controlled....................................................        18,977       15,022        13,165        10,843       11,268
                                                                   ----------   ----------    ----------    ----------   ----------
Total..........................................................        48,058       40,844        39,146        33,118       34,431
                                                                   ==========   ==========    ==========    ==========   ==========

---------------
(1) New contracts for fiscal 2003 and 2002 included $9.2 million (29 homes) and $13.7 million (43 homes), respectively, from an unconsolidated 50% owned joint venture.
(2) Backlog at of October 31, 2003 and 2002 included $4.7 million (15 homes) and $7.5 million (24 homes), respectively, from an unconsolidated 50% owned joint venture.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Fiscal 2003 was another record year for us. Home sales revenues increased by 20% over fiscal 2002 and net income increased by 18%. In addition, our backlog of homes under contract but not yet delivered to home buyers ("backlog") at October 31, 2003 was 41% greater than the backlog at October 31, 2002. Based upon the increased level of backlog, the continued strong trend in new orders and the expected new community openings in fiscal 2004, we expect fiscal 2004 to be another record year of revenues and income. We currently own or control over 48,000 home sites in 44 affluent markets, a substantial number of which have the necessary development approvals. We believe that as the approval process becomes more difficult and the political pressure from no-growth proponents increases, our expertise in taking land through the approval process and our already approved land positions will allow us to continue to grow in fiscal 2005 and beyond.

Because of the strong demand for our homes, we have been able to increase the base selling prices in many of our communities during the past several years.

   Because of the length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and deliver a home after a home buyer signs an agreement of sale, we and other home builders are subject to many risks. We attempt to reduce certain risks by: controlling land for future development through options whenever possible, thus allowing us to obtain the necessary governmental approvals before acquiring title to the land; generally commencing construction of a home after executing an agreement of sale with a buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis.

   In the ordinary course of doing business, we must make estimates and judgments that affect decisions on how we operate and the reported amounts of assets, liabilities, revenues and expenses. These estimates include, but are not limited to, those related to the recognition of income and expenses, impairment of assets, estimates of future improvement and amenity costs, capitalization of costs to inventory, provisions for litigation, insurance and warranty costs, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis we evaluate and adjust our estimates based on the information currently available. Actual results may differ from these estimates and assumptions or conditions.

   We have grown on average over 20% per year in the last decade. We have funded this growth through the reinvestment of profits, bank borrowings and capital market transactions. In order to help fund our growth in fiscal 2004 and beyond, we raised approximately $86 million from a common stock offering in August 2003 and raised $550 million in two senior note offerings, a portion of which was used to retire $200 million of senior subordinated notes which had shorter maturities and higher interest rates. At October 31, 2003, we had $425 million of cash and cash equivalents and approximately $460 million (net of $115 million of letters of credit) available under our bank revolving credit facility. With these resources, our strong cash flow from operations before inventory growth and our record of accessing the public debt and equity markets, we believe we have the resources available to continue to grow in 2004 and beyond.

CRITICAL ACCOUNTING POLICIES

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

   It takes approximately four to five years to fully develop, sell and deliver all the homes in one of our typical communities. Longer or shorter time periods are possible depending on the number of home sites in a community. Our master planned communities, consisting of several smaller communities, may take up to 10 years or more to complete. Because our inventory is considered a long-lived asset under accounting principles generally accepted in the United States, we are required to review the carrying value of each of our communities and write down the value of those communities for which we believe the values are not recoverable. When the profitability of a current community deteriorates or the sales pace declines significantly or some other factor indicates a possible impairment in the recoverability of the asset, we evaluate the property in accordance with the guidelines of SFAS No. 144. If this evaluation indicates that an impairment loss should be recognized, we charge cost of sales for the estimated impairment loss in the period determined.

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

OFF-BALANCE SHEET ARRANGEMENTS

   We have investments in and advances to three joint ventures with independent third parties to develop and sell land that was owned or is currently owned by our venture partners. We recognize our share of earnings from the sale of lots to other builders. We do not recognize earnings from lots we purchase from the joint ventures, but instead reduce our cost basis in these lots by our share of the earnings on the lot sales.

   We are obligated to purchase 180 lots from one of the joint ventures in which we have an interest, 45 of which we have purchased to date. We have the right to purchase up to 385 lots from the second venture. The third venture has sold all the land that it owned and is currently in the process of completing the final land improvements on the site, which could take 12 months or more to complete. Two of the joint ventures also participate in the profits earned from home sales on lots sold to other builders above certain agreed upon price levels. At October 31, 2003, we had approximately $24.5 million invested in or advanced to the three joint ventures and were committed to contribute additional capital in an aggregate amount of approximately $22.0 million if the joint ventures require it.

   In October 2003, we acquired substantially all of the assets of The Manhattan Building Company. One of the assets acquired was a 40% interest in a joint venture that is building The Sky Club, a 326-unit, 17-story two-tower structure, located in Hoboken, New Jersey. At October 31, 2003, our investment in this joint venture was $4.0 million. We do not have any commitment to contribute additional capital to this joint venture.

   To take advantage of commercial real estate opportunities, we formed Toll Brothers Realty Trust Group (the "Trust") in 1998. The Trust is effectively owned one-third by us, one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Zvi Barzilay (and members of his family), Joel H. Rassman, and other members of our senior management, and one-third by the Pennsylvania State Employees Retirement System. We provide development, finance and management services to the Trust and receive fees for our services. The Trust currently owns and operates several office buildings and an 806-unit apartment complex which it developed in Virginia, and is currently building a 635-unit apartment complex in New Jersey. At October 31, 2003, our investment in the Trust was $5.5 million. The Trust has a $25 million revolving credit facility that extends through June 2005. As collateral for this facility, we and the other groups of investors each entered into a subscription agreement whereby each group of investors agreed to invest up to an additional $9.3 million if required by the Trust. The subscription agreements, which were due to expire in August 2003, were extended until August 2005.

   We do not currently guarantee any indebtedness of the joint ventures or the Trust. Our total commitment to these entities is not material to our financial condition. These investments are accounted for on the equity method.

Results of Operations

   The following table provides a comparison of certain income statement items related to our operations (amounts in millions):

Year ended October 31,                                                                2003              2002              2001
                                                                                 --------------    --------------    --------------
                                                                                   $        %        $         %        $        %
                                                                                -------    ----   -------    ----    -------   ----
Home sales
 Revenues ...................................................................   2,731.0           2,279.3            2,180.5
 Costs ......................................................................   1,977.4    72.4   1,655.3    72.6    1,602.3   73.5
Land sales
 Revenues ...................................................................      27.4              36.2               27.5
 Costs ......................................................................      17.9    65.2      25.7    70.9       21.5   78.0
Equity earnings in
 unconsolidated entities ....................................................       1.0               1.9                6.8
Interest and other ..........................................................      15.8              11.7               14.9
Total revenues ..............................................................   2,775.2           2,329.0            2,229.6
Selling, general and
 administrative expenses* ...................................................     288.3    10.4     236.1    10.1      209.7    9.4
Interest expense* ...........................................................      73.2     2.6      64.5     2.8       58.2    2.6
Expenses related to early
 retirement of debt* ........................................................       7.2     0.3
Total costs and expenses* ...................................................   2,364.1    85.2   1,981.7    85.1    1,891.7   84.8
Income before income taxes* .................................................     411.2    14.8     347.3    14.9      337.9   15.2
Income taxes ................................................................     151.3             127.4              124.2
Net income* .................................................................     259.8     9.4     219.9     9.4      213.7    9.6

---------------
* Note: Percentages for selling, general and administrative expenses, interest expense, expenses related to early retirement of debt, total costs and expenses, income before taxes and net income are based on total revenues. Amounts may not add due to rounding.

FISCAL 2003 COMPARED TO FISCAL 2002

Home Sales

   Home sales revenues for fiscal 2003 of $2.73 billion (4,911 homes) were higher than those of the comparable period of 2002 by approximately $451.8 million, or 20%. The increase was attributable to an 8% increase in the average price of the homes delivered and an 11% increase in the number of homes delivered. The increase in the average price of homes delivered in fiscal 2003 was the result of increased base selling prices, a shift in the location of homes delivered to more expensive areas and increased expenditures on options and lot premiums by our home buyers. The increase in the number of homes delivered in fiscal 2003 was primarily due to the higher backlog of homes at October 31, 2002 as compared to October 31, 2001 which was primarily the result of a 17% increase in the number of new contracts signed in fiscal 2002 over fiscal 2001, and a 4% increase in the number of contracts signed in the first six months of fiscal 2003 as compared to the first six months of fiscal 2002.

   The value of new sales contracts signed was $3.49 billion (6,161 homes) in fiscal 2003, a 27% increase over the $2.75 billion (5,113 homes) value of new sales contracts signed in fiscal 2002. The increase in fiscal 2003 was attributable to a 20% increase in the number of units sold and a 5% increase in the average selling price of the homes. The increase in the average selling price in fiscal 2003 was attributable to increases in base selling prices and increases in option and lot premiums selected by our home buyers. The increase in the number of units sold in fiscal 2003 was attributable to the continued demand for our homes and the increase in the number of communities from which we were selling homes. We were selling from 200 communities (including seven communities which we acquired from Richard R. Dostie, Inc. in September 2003) at October 31, 2003, compared to 170 communities at October 31, 2002. At October 31, 2004 we expect to be selling from approximately 225 communities. We believe that the demand for our homes is attributable to an increase in the number of affluent households, the maturation of the baby boom generation, a constricted supply of available new home sites in our markets, attractive mortgage rates and the belief of potential customers that the purchase of a home is a stable investment in the current period of economic uncertainty. At October 31, 2003, we had over 48,000 home sites under our control nationwide, compared to approximately 41,000 home sites at October 31, 2002.

   At October 31, 2003, our backlog of homes under contract was $2.64 billion (4,667 homes), an increase of 41% over the $1.87 billion (3,366 homes) backlog at October 31, 2002. The increase in backlog at October 31, 2003, compared to the backlog at October 31, 2002, was primarily attributable to the increase in the value and number of new contracts signed during fiscal 2003 as compared to fiscal 2002, offset, in part, by an increase in the number of homes delivered in fiscal 2003 as compared to fiscal 2002.

   Based on the size of our current backlog, the continued demand for our products, the increased number of selling communities from which we are operating and the additional communities we expect to open in the coming months, we believe that we will deliver between 6,000 and 6,400 homes in fiscal 2004. We estimate that the average price of the homes delivered will be between $545,000 and $555,000 in fiscal 2004.

   Home costs as a percentage of home sales revenues decreased slightly in fiscal 2003 as compared to fiscal 2002. The decrease was primarily the result of selling prices increasing faster than costs. In addition, we had lower inventory write-offs in fiscal 2003 than in fiscal 2002. We incurred $5.6 million in write-offs in fiscal 2003, as compared to $6.1 million in fiscal 2002.

   For fiscal 2004, we expect that home costs as a percentage of home sales will be equal to or slightly lower than the fiscal 2003 percentage.

Land Sales

   We are developing several communities in which we sell a portion of the land to other builders. The amount of land sales will vary from year to year depending upon the scheduled timing of the delivery of the land parcels. Land sales revenues amounted to $27.4 million in fiscal 2003, including $6.6 million from the sale of land to the Trust. (See Note 10 to the financial statements, "Related Party Transactions," for a description of the sale to the Trust.) Land sales revenues in fiscal 2002 amounted to $36.2 million. Land costs as a percentage of land sales revenues decreased from 70.9% in fiscal 2002 to 65.2% in fiscal 2003 due to lower cost parcels being sold in fiscal 2003 compared to 2002. For fiscal 2004, we expect land sales revenues to be approximately $16.0 million and land costs to be approximately 72% of the sales value.

Equity Earnings in Unconsolidated Entities

   We are a participant in several joint ventures and in the Trust. We recognize income for our proportionate share of the earnings from these entities. (See "Off-Balance Sheet Arrangements" for a description of our investments in and commitments to these entities.) Earnings from the joint ventures will vary significantly from year to year. For fiscal 2003, we recognized $1.0 million of earnings from these unconsolidated entities as compared to $1.9 million in fiscal 2002. For fiscal 2004, we expect to realize approximately $5.0 million of income from our investments in the joint ventures and in the Trust.

Interest and Other Income

   For fiscal 2003, interest and other income was $15.8 million, an increase of $4.1 million as compared to $11.7 million in fiscal 2002. This increase was primarily the result of a $3.5 million profit realized from the sale of a small commercial property in fiscal 2003, and higher income realized from our ancillary businesses offset, in part, by decreases in forfeited customer deposits, lower management and construction fee income, and a decrease in gains from the sale of miscellaneous assets. For fiscal 2004, we expect interest and other income to be approximately $15.0 million.

Selling, General and Administrative Expenses ("SG&A")

   In fiscal 2003, SG&A spending increased by 22%, or $52.2 million, as compared to fiscal 2002, while revenues in fiscal 2003 increased by 19.2% compared to fiscal 2002. The increased spending was principally due to higher sales commissions, higher costs incurred to operate the greater number of selling communities that we had during fiscal 2003 as compared to fiscal 2002, increased compensation and benefit costs and higher insurance costs. We expect that SG&A as a percentage of revenues will increase slightly in fiscal 2004 as compared to fiscal 2003's percentage. We expect to open approximately 84 communities in fiscal 2004 as compared to 75 in fiscal 2003 and 57 in fiscal 2002.

Expenses Related To the Early Retirement of Debt

   We recognized a pretax charge of $7.2 million in fiscal 2003 representing the premium paid on the early redemption of our 8 3/4% Senior Subordinated Notes due 2006 and our 7 3/4% Senior Subordinated Notes due 2007 and the write-off of unamortized bond issuance costs related to those notes. No similar charge was incurred in fiscal 2002.

FISCAL 2002 COMPARED TO FISCAL 2001

Home Sales

   Home sales revenues for fiscal 2002 were higher than those for fiscal 2001 by approximately $99 million, or 5%. This increase was attributable to a 2% increase in the number of homes delivered and a 3% increase in the average price of the homes delivered. The increase in the average price of the homes delivered in fiscal 2002 was principally the result of increased base selling prices and an increase in the average value of options and lot premiums that our buyers paid. In fiscal 2002, our buyers paid approximately 21% above the base selling price for options and lot premiums.

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

   The number of homes delivered per community in fiscal 2002 declined slightly compared to fiscal 2001. This decline was primarily due to the decline in backlog at October 31, 2001 as compared to October 31, 2000 and a softness in new contract signings that we encountered in the first portion of the first quarter of fiscal 2002. The decline in backlog at October 31, 2001 and the softness in the first part of the first quarter of fiscal 2002 were due primarily to the slowing economy at the time, exacerbated by the tragic events of September 11, 2001.

   The value of new sales contracts signed was $2.75 billion (5,113 homes) in fiscal 2002, a 26% increase over the $2.17 billion (4,366 homes) signed in fiscal 2001. This increase was attributable to a 17% increase in the number of homes sold and an 8% increase in the average selling price of the homes (due primarily to the location and size of homes sold and increases in base selling prices). The increase in the number of homes sold was attributable to an increase in the number of communities from which we were selling and the continued demand for our homes. At October 31, 2002, we were selling from 170 communities compared to 155 communities at October 31, 2001.

   We believe that the demand for our homes in fiscal 2002 was attributable to an increase in the number of affluent households, the maturation of the baby boom generation, a constricted supply of available new home sites, attractive mortgage rates and the belief on the part of potential customers that the purchase of a home is a stable investment in the current period of economic uncertainty. At October 31, 2002, we had over 40,800 home sites under our control nationwide in markets we consider to be affluent.

   At October 31, 2002, our backlog of homes under contract was $1.87 billion (3,366 homes), 32% higher than the $1.41 billion (2,727 homes) backlog at October 31, 2001. The increase in backlog was primarily attributable to the increase in the number of new contracts signed and the increased prices of the homes sold during fiscal 2002 as previously discussed.

   Home costs as a percentage of home sales revenues decreased to 72.6% in fiscal 2002 compared to 73.5% in fiscal 2001. The decrease was largely the result of selling prices increasing at a faster rate than costs, lower land and improvement costs, improved operating efficiencies and lower inventory write-downs, offset, in part, by the cost of increased sales incentives provided to customers in the later part of the fourth quarter of fiscal 2001 and the beginning of the first quarter of fiscal 2002. These incentives were used to help increase new contract signings which were adversely affected by the economic slowdown in the later part of fiscal 2001 and the effect the tragic events of September 11, 2001 had on new orders. We incurred $6.1 million in write-offs in fiscal 2002 as compared to $13.0 million in fiscal 2001.

Land Sales

   We are developing several master planned communities in which we sell land to other builders. The amount of land sales revenues will vary from year to year depending upon the scheduled timing of the delivery of the land parcels. Land sales revenues amounted to $36.2 million for fiscal 2002, as compared to $27.5 million for fiscal 2001.

Equity Earnings in Unconsolidated Joint Ventures

   We are a party to several joint ventures and in the Trust. We recognize income for our proportionate share of the earnings from these entities. (See "Off-Balance Sheet Arrangements" for a narrative of our investments in and commitments to these entities.) In fiscal 2002 and 2001, only two of the joint ventures were operating. We recognized $1.9 million of earnings from these entities in fiscal 2002 compared to $6.8 million in fiscal 2001. The decline in earnings was caused by the reduction in the number of lots delivered by one of the joint ventures in fiscal 2002 compared to fiscal 2001. The reduction in fiscal 2002 was the result of fewer lots being available for sale by the joint venture due to the delivery of the last lots owned by it. Earnings from joint ventures will vary significantly from year to year depending on the level of activity of the entities.

Interest and Other Income

   Interest and other income decreased by $3.2 million in fiscal 2002 compared to fiscal 2001. The decrease was principally due to a decrease in interest income, a decrease in earnings from our ancillary businesses and a non-recurring gain in fiscal 2001 from the sale of an office building constructed by us, offset, in part, by increased income from forfeited customer deposits.

Selling, General and Administrative Expenses

   SG&A spending increased by $26.4 million or 12.6% in fiscal 2002 as compared to fiscal 2001 and increased as a percentage of revenues from 9.4% in fiscal 2001 to 10.1% in fiscal 2002. The increased spending was principally due to costs incurred because of the greater number of selling communities that we had during fiscal 2002 as compared to fiscal 2001, costs associated with the continued expansion of the number of new communities and increased insurance costs, offset, in part, by the discontinuance of amortization of goodwill pursuant to our adoption of Statement of Financial Accounting Standards Board No. 142 in November 2001.

INTEREST EXPENSE

   We determine interest expense on a specific lot-by-lot basis for our home building operations and on a parcel-by-parcel basis for land sales.

   As a percentage of total revenues, interest expense varies depending on many factors including the period of time that we have owned the land, the length of time that the homes delivered during the period were under construction, and the interest rates and the amount of debt carried by us in proportion to the amount of our inventory during those periods. Interest expense as a percentage of revenues was slightly lower in fiscal 2003 than in fiscal 2002 and slightly higher in fiscal 2002 than in fiscal 2001.
For fiscal 2004, we expect interest expense to be approximately 2.6% of total revenues.

INCOME BEFORE INCOME TAXES

   Income before income taxes increased 18% in fiscal 2003 as compared to fiscal 2002 and increased 2.8% in fiscal 2002 as compared to fiscal 2001.

INCOME TAXES

   Income taxes for fiscal 2003, 2002 and 2001 were provided at effective rates of 36.8%, 36.7% and 36.8%, respectively.

CAPITAL RESOURCES AND LIQUIDITY

   Funding for our operations has been provided principally by cash flow from operating activities, unsecured bank borrowings and the public debt and equity markets.

   In general, cash flow from operating activities assumes that as each home is delivered we will purchase a home site to replace it. Because we own several years' supply of home sites, we do not need to immediately buy home sites to replace the ones delivered. Accordingly, we believe that cash flow from operating activities before land inventory purchases is a better gauge of liquidity.

   Cash flow from operating activities before land inventory purchases has improved as operating results have improved. One of the main factors that determines cash flow from operating activities before land inventory purchases, is the level of revenues from the delivery of homes and from land sales. We anticipate that cash flow from operating activities before land inventory purchases will continue to be strong in fiscal 2004 due to the expected increase in home deliveries as compared to fiscal 2003. We expect that our inventory will continue to increase as we are currently negotiating and searching for additional opportunities to obtain control of land for future communities. At October 31, 2003, we had option contracts to acquire land of approximately $1.08 billion, of which approximately $99.2 million had been paid or deposited. We have used our cash flow from operating activities before land inventory purchases, bank borrowings and the proceeds of public debt and equity financing, to: acquire additional land for new communities; fund additional expenditures for land development; fund construction costs needed to meet the requirements of our increased backlog and the increasing number of communities in which we are offering homes for sale; repurchase our stock; and repay debt.

   We generally do not begin construction of a home until we have a signed contract with the home buyer. Because of the significant amount of time between the time a home buyer enters into a contract to purchase a home and the time that the home is built and delivered, we believe we can estimate with reasonable accuracy the number of homes we will deliver in the next six to nine months. Should our business decline significantly, our inventory would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, resulting in a temporary increase in our cash flow from operations. In addition, under such circumstances, we might delay or curtail our acquisition of additional land, which would further reduce our inventory levels and cash needs.

   At October 31, 2003, we had a revolving credit facility of $575 million which extends to March 2006. At October 31, 2003, we had no borrowings and approximately $114.8 million of letters of credit outstanding under the facility.

   During fiscal 2003, we issued $300 million of 6.875% Senior Notes due 2012 and $250 million of 5.95% Senior Notes due 2013. We used the aggregate net proceeds to repay all of the $100 million principal amount outstanding of our 8 3/4% Senior Subordinated Notes due 2006, to repay all of the $100 million principal amount outstanding of our 7 3/4% Senior Subordinated Notes due 2007, to repay bank debt and for general corporate purposes.

   In August 2003, we sold in a public offering 3.0 million shares of common stock for aggregate net sales proceeds of $86.4 million. The proceeds from this sale were used for general corporate purposes.

   We believe that we will be able to continue to fund our activities through a combination of existing cash resources, cash flow from operating activities and the public debt and equity markets.

Inflation

   The long-term impact of inflation on us is manifested in increased costs for land, land development, construction and overhead, as well as in increased sales prices. We generally contract for land significantly before development and sales efforts begin. Accordingly, to the extent land acquisition costs are fixed, increases or decreases in the sales prices of homes may affect our profits. Since the sales price of each of our homes is fixed at the time a buyer enters into contract to acquire a home, and because we generally contract to sell our homes before we begin construction, any inflation of costs in excess of those anticipated may result in lower gross margins. We generally attempt to minimize that effect by entering into fixed-price contracts with our subcontractors and material suppliers for specified periods of time, which generally do not exceed one year.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to market risk primarily due to fluctuations in interest rates. We utilize both fixed-rate and variable-rate debt. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable- rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until we are required to refinance such debt.

   At October 31, 2003, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value were as follows (amounts in thousands):

                                                                                           Fixed Rate Debt       Variable Rate Debt
                                                                                        ---------------------    ------------------
                                                                                                     Weighted              Weighted
                                                                                                      Average               Average
Fiscal Year of                                                                                       Interest              Interest
Expected Maturity                                                                        Amount        Rate      Amount      Rate
 ----------------                                                                      ----------    --------    -------   --------
2004 ...............................................................................   $   40,746      5.72%     $50,089     2.74%
2005 ...............................................................................      227,342      7.38%         150     1.15%
2006 ...............................................................................        3,990      6.75%         150     1.15%
2007 ...............................................................................        2,567      5.96%         150     1.15%
2008 ...............................................................................        1,142      8.66%         150     1.15%
Thereafter .........................................................................    1,171,300      7.37%       3,860     1.15%
Discount ...........................................................................       (3,331)
                                                                                       ----------                -------
Total ..............................................................................   $1,443,756      7.32%     $54,549     2.61%
                                                                                       ==========                =======
Fair value at October 31, 2003 .....................................................   $1,545,524                $54,549
                                                                                       ==========                =======

   We have a $575 million revolving credit facility with 17 banks which extends through March 2006. Interest is payable on borrowings under this facility at 0.90% (this rate will vary based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At October 31, 2003, we had no borrowings and approximately $114.8 million of letters of credit outstanding under the facility.

   One of our subsidiaries has a $100 million line of credit with three banks to fund mortgage originations. The line is due within 90 days of demand by the banks and bears interest at the bank's overnight rate plus an agreed upon margin. At October 31, 2003, the subsidiary had $49.9 million outstanding under the line at an average interest rate of 2.74%. Borrowing under this line is included in the fiscal 2004 maturities.

   Based upon the amount of variable rate debt outstanding at October 31, 2003, and holding the variable rate debt balance constant, each one percentage point increase in interest rates would increase the interest incurred by us by approximately $.5 million per year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Reference is made to the financial statements, listed in Item 15(a)(1) and
(2), which appear at pages F-1 through F-28 of this report and which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

   Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report (the "Evaluation Date") and, based on that evaluation, concluded that, as of the Evaluation Date, we had sufficient controls and procedures for recording, processing, summarizing and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

   There has not been any change in our internal control over financial reporting during our quarter ended October 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item for executive officers is set forth under the heading "Executive Officers of the Registrant" in Part I, Item 4A of this report. The other information required by this item is included in our Proxy Statement for the 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement") and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   The information required in this item is included in the 2004 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Except as set forth below, the information required in this item is included in the 2004 Proxy Statement and is incorporated herein by reference.

   The following table provides information as of October 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information


                                                                       Number of          Weighted-         Number of securities
                                                                    securities to be       average           remaining available
                                                                      issued upon       exercise price       for future issuance
                                                                      exercise of       of outstanding          under equity
                                                                      outstanding          options,          compensation plans
                                                                   options, warrants       warrants         (excluding securities
                                                                       and rights         and rights     reflected in column(a))(1)
Plan Category                                                      (in thousands)                            (in thousands)
-------------                                                      -----------------    --------------   --------------------------
                                                                          (a)                (b)                     (c)
Equity compensation plans approved by security holders.........          15,533             $13.91                  3,275
Equity compensation plans not approved by security holders.....              --                                        --
                                                                         ------                                     -----
Total..........................................................          15,533             $13.91                  3,275
                                                                         ======                                     =====

(1) Our Stock Incentive Plan (1998) provides for automatic increases each November 1 in the number of shares available for grant by 2.5% of the number of shares issued (including treasury shares.) This plan restricts the number of shares available for grant at any one time to a maximum of five million shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required in this item is included in the 2004 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

   The information required in this item is included in the 2004 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) Financial Statements and Financial Statement Schedule

   1. Financial Statements

                                                                                  Page
                                                                                  ----
      Report of Independent Auditors ..........................................    F-1

      Consolidated Statements of Income for the Years Ended October 31, 2003,
        2002 and 2001..........................................................    F-2

      Consolidated Balance Sheets as of October 31, 2003 and 2002 .............    F-3

      Consolidated Statements of Cash Flows for the Years Ended October 31,
        2003, 2002 and 2001....................................................    F-4

      Notes to Consolidated Financial Statements ..............................    F-5

      Summary Consolidated Quarterly Financial Data (unaudited) ...............   F-27

   2. Financial Statement Schedule

      Schedule II - Valuation and Qualifying Accounts for the Years Ended
                    October 31, 2003, 2002 and 2001 ...........................   F-28


   Schedules not listed above have been omitted because they are either not applicable or the required information is included in the financial statements or notes hereto.

   (b) Reports on Form 8-K

   During the quarter ended October 31, 2003, we filed or furnished the following Current Reports on Form 8-K:

   (1) On August 6, 2003, we furnished a Current Report on Form 8-K for the purpose of filing a press release dated August 6, 2003 related to the announcement of preliminary information related to our third quarter 2003 revenue and contracts signed and the value of our backlog of undelivered homes at July 31, 2003.

   (2) On August 15, 2003, we filed a Current Report on Form 8-K for the purpose of filing the Terms Agreement dated as of August 13, 2003 between Toll Brothers, Inc. and Citigroup Global Markets Inc. as Underwriter and other documents relating to the sale of three million shares of our common stock.

   (3) On August 28, 2003, we filed a Current Report on Form 8-K for the purpose of filing a press release dated August 26, 2003 related to the announcement of our quarter ended July 31, 2003 financial results and a press release dated August 26, 2003 announcing the private placement of $250 million of Toll Brothers Finance Corp. Senior Notes due 2013.

   (4) On September 4, 2003, we filed a Current Report on Form 8-K for the purpose of filing a press release dated September 3, 2003 related to the announcement of the redemption of our 7 3/4% Senior Subordinated Notes due 2007.

   (5) On September 8, 2003, we filed a Current Report on Form 8-K for the purpose of filing a press release dated September 4, 2003 related to the announcement of our entry into the Jacksonville, Florida market with an agreement to acquire Richard R. Dostie New Home Collection.

   (6) On September 29, 2003, we filed a Current Report on Form 8-K for the purpose of filing documents related to Toll Brothers Finance Corp.'s issuance of its 5.95% Senior Notes due 2013.

   (7) On October 29, 2003, we filed a Current Report on Form 8-K for the purpose of filing a press release dated October 28, 2003 related to the announcement of our acquisition of The Manhattan Building Company.

   (c) Exhibits

   The following exhibits are included with this report or incorporated herein by reference:

Exhibit
Number                                                      Description
------                                                      -----------
3.1      Restated Certificate of Incorporation dated July 1, 1986 is hereby incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-Q for the quarter ended January 31, 2002.
3.2      Amendment to the Restated Certificate of Incorporation dated March 7, 1989, is hereby incorporated by reference to Exhibit of 3.2 of the Registrant's Form 10-Q for the quarter ended January 31, 2002.
3.3      Amendment to the Restated Certificate of Incorporation dated March 11, 1993, is hereby incorporated by reference to Exhibit 3.3 of the Registrant's Form 10-Q for the quarter ended January 31, 2002.
3.4      Amendment to the Restated Certificate of Incorporation dated June 12, 1997, is hereby incorporated by reference to Exhibit of the Registrant's Form 10-Q for the quarter ended January 31, 2002.
3.5      Amendment to the Restated Certificate of Incorporation dated January 8, 1998, is hereby incorporated by reference to Exhibit 3.5 of the Registrant's Form 10-Q for the quarter ended January 31, 2002.
3.6      Amendment to the Restated Certificate of Incorporation dated March 7, 2002, is hereby incorporated by reference to Exhibit 3.6 of the Registrant's Form 10-Q for the quarter ended January 31, 2002.
3.7      By-laws of Toll Brothers, Inc., As Amended and Restated March 20, 2003, are hereby incorporated by reference to
         Exhibit 3.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on March 28, 2003.
4.1      Specimen Stock Certificate is hereby incorporated by reference to Exhibit 4.1 of the Registrant's Form 10-K for the fiscal year ended October 31, 1991.
4.2      Indenture dated as of January 26, 1999, among Toll Corp., as issuer, the Registrant, as guarantor, and NBD Bank, a Michigan banking corporation, as Trustee, including form of guarantee, is hereby incorporated by reference to
         Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on July 13, 1999.
4.3      Indenture dated as of January 25, 2001, among Toll Corp., as issuer, the Registrant, as guarantor, and Bank One
         Trust Company, as Trustee, including form of guarantee, is hereby incorporated by reference to Exhibit 4.1 of the
         Registrant's Form 10-Q for the quarter ended January 31, 2001.
4.4      Indenture dated as of November 22, 2002 among Toll Brothers Finance Corp., as issuer, the Registrant, as guarantor, and Bank One Trust Company, NA, as Trustee, including form of guarantee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on
         November 27, 2002
4.5      First Supplemental Indenture dated as of May 1, 2003 by and among the parties listed on Schedule A thereto, and
         Bank One Trust Company, NA, as Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant's
         Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on June 16, 2003, File
         Nos. 333-103931, 333-103931-01, 333-103931-02, 333-103931-03 and 333-103931-04.
4.6      Second Supplemental Indenture dated as of November 3, 2003 by and among the parties listed on Schedule A thereto, and Bank One Trust Company, NA, as Trustee, is hereby incorporated by reference to Exhibit 4.5 of the
         Registrant's Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on November
         5, 2003, File Nos. 333-109604, 333-109604-01, 333-109604-02, 333-109604-03 and 333-109604-04.
4.7      Authorizing Resolutions, dated as of January 22, 1999, relating to the $170,000,000 principal amount of 8 1/8%
         Senior Subordinated Notes of Toll Corp. due 2009, guaranteed on a Senior Subordinated basis by the Registrant, is hereby incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and
         Exchange Commission on January 25, 1999.

Exhibit
Number                                                      Description
------                                                      -----------
4.8      Authorizing Resolutions, dated as of April 13, 1999, relating to $100,000,000 principal amount of 8% Senior
         Subordinated Notes of Toll Corp. due 2009, guaranteed on a Senior Subordinated basis by the Registrant is hereby incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange
         Commission on April 14, 1999.
4.9      Authorizing Resolutions, dated as of January 23, 2001, relating to $200,000,000 principal amount of 8 1/4% Senior
         Subordinated Notes of Toll Corp. due 2011, guaranteed on a Senior Subordinated basis by the Registrant is hereby incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange
         Commission on January 24, 2001.
4.10     Authorizing Resolutions, dated as of November 27, 2001, relating to $150,000,000 principal amount of 8.25% Senior
         Subordinated Notes of Toll Corp. due 2011, guaranteed on a Senior Subordinated basis by the Registrant is hereby incorporated by reference to Exhibit 4 of the Registrant's Form 8-K filed with the Securities and Exchange
         Commission on December 6, 2001.
4.11     Authorizing Resolutions, dated as of November 15, 2002, relating to $300,000,000 principal amount of 6.875%
         Senior Notes of Toll Brothers Finance Corp. due 2012, guaranteed on a Senior basis by the Registrant and certain subsidiaries of the Registrant is hereby incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on November 27, 2002.
4.12     Authorizing Resolution, dated as of September 3, 2003, relating to $250,000,000 principal amount of 5.95% Senior
         Notes of Toll Brothers Finance Corp. due 2013, guaranteed on a Senior basis by the Registrant and certain subsidiaries of the Registrant is hereby incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 29, 2003.
4.13     Registration Rights Agreement dated as of November 22, 2002 by and among Toll Brothers Finance Corp., the
         Registrant, Salomon Smith Barney Inc., Banc of America Securities LLC and Banc One Capital Markets, Inc. and each of the other initial purchasers named on Schedule A attached thereto is hereby incorporated by reference to
         Exhibit 4.3 of the Registrant's Form 10-Q for the quarter ended January 31, 2003.
4.14     Registration Rights Agreement dated as of September 3, 2003 by and among Toll Brothers Finance Corp., the
         Registrant and Citigroup Global Markets, Inc. is hereby incorporated by reference to Exhibit 4.2 of the
         Registrant's Form 8-K filed with the Securities and Exchange Commission on September 29, 2003.
4.15     Rights Agreement dated as of June 12, 1997 by and between the Registrant and ChaseMellon Shareholder Service,
         L.L.C., as Rights Agent, is hereby incorporated by reference to Exhibit 1 to the Registrant's Registration
         Statement on Form 8-A dated June 20, 1997.
4.16     Amendment to Rights Agreement dated as of July 31, 1998, by and between the Registrant and ChaseMellon
         Shareholder Service, L.L.C. as Rights Agent incorporated herein by reference to Exhibit 1 to the Registrant's
         Registration Statement on Form 8-A/A dated August 21, 1998.
10.1     Amended and Restated Credit Agreement by and among First Huntingdon Finance Corp., the Registrant and the lenders which are parties thereto dated May 18, 2001, is hereby incorporated by reference to Exhibit 10.3 of the
         Registrant's Form 10-Q for the quarter ended April 30, 2001.
10.2*    Toll Brothers, Inc. Amended and Restated Stock Option Plan (1986), as amended and restated by the Registrant's
         Board of Directors on February 24, 1992 and adopted by its stockholders on April 6, 1992, is hereby incorporated by reference to Exhibit 19(a) of the Registrant's Form 10-Q for the quarter ended April 30, 1992.
10.3*    Toll Brothers, Inc. Amended and Restated Stock Purchase Plan(1986) is hereby incorporated by reference to Exhibit
         4 of the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on
         August 4, 1987, File No. 33-16250.

Exhibit
Number                                                      Description
------                                                      -----------
10.4*    Toll Brothers, Inc. Amended and Restated Stock Purchase Plan (1986) effective June 14, 2001 is hereby incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended July 31, 2001.
10.5*    Toll Brothers, Inc. Key Executives and Non-Employee Directors Stock Option Plan (1993) is hereby incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on
         May 25, 1994.
10.6*    Amendment to the Toll Brothers, Inc. Key Executives and Non-Employee Directors Stock Option Plan (1993) is hereby incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended April 30, 1995.
10.7*    Amendment to the Toll Brothers, Inc. Key Executives and Non-Employee Directors Stock Option Plan (1993) effective
         June 14, 2001 is hereby incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended July 31, 2001.
10.8*    Toll Brothers, Inc. Cash Bonus Plan is hereby incorporated by reference to Exhibit 10.2 of the Registrant's Form
         8-K filed with the Securities and Exchange Commission on May 25, 1994.
10.9*    Amendment to the Toll Brothers, Inc. Cash Bonus Plan dated May 29, 1996 is hereby incorporated by reference to
         Exhibit 10.7 of the Registrant's Form 10-K for the fiscal year ended October 31, 1996.
10.10*   Amendment to the Toll Brothers, Inc. Cash Bonus Plan dated December 10, 1998 is hereby incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-K for the fiscal year ended October 31, 2000.
10.11*   Amendment to the Toll Brothers, Inc. Cash Bonus Plan dated December 14, 2000 is hereby incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended April 30, 2001.
10.12*   Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) is hereby incorporated by reference to Exhibit
         10.1 of the Registrant's Form 10-Q for the quarter ended April 30, 1995.
10.13*   Amendment to the Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) dated May 29, 1996 is hereby incorporated by reference to Exhibit 10.9 the Registrant's Form 10-K for the fiscal year ended October 31, 1996.
10.14*   Amendment to the Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) effective March 22, 2001 is hereby incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q for the quarter ended July 31,
         2001.
10.15*   Toll Brothers, Inc. Stock Incentive Plan (1998) is hereby incorporated by reference to Exhibit 4 of the
         Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 25,
         1998, File No. 333-57645.
10.16*   Amendment to the Toll Brothers, Inc. Stock Incentive Plan (1998) effective March 22, 2001 is hereby incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-Q for the quarter ended July 31, 2001.
10.17*   Toll Brothers, Inc. Executive Officer Cash Bonus Plan is hereby incorporated by reference to Exhibit 10.2 of the
         Registrant's Form 10-Q for the quarter ended April 30, 2001.
10.18*   Stock Redemption Agreement between the Registrant and Robert I. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-K for the fiscal year ended October 31,
         1995.
10.19*   Stock Redemption Agreement between the Registrant and Bruce E. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-K for the fiscal year ended October 31,
         1995.
10.20*   Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll regarding Mr. Toll's resignation and related matters is hereby incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended April 30, 1998.
10.21*   Consulting and Non-Competition Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll is hereby incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended April 30, 1998.

Exhibit
Number                                                      Description
------                                                      -----------
10.22*   Amendment to the Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll and to the Consulting and
         Non-Competition Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll is hereby incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended July 31, 2000.
10.23*   Agreement between the Registrant and Joel H. Rassman, dated June 30, 1988, is hereby incorporated by reference to
         Exhibit 10.8 of Toll Corp.'s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 9, 1988, File No. 33-23162.
10.24*   Toll Bros., Inc. Non-Qualified Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.24 of the Registrant's Form 10-K for the fiscal year ended October 31, 2001.
10.25*   Toll Brothers, Inc. Stock Award Deferral Plan is hereby incorporated by reference to Exhibit 10.25 of the
         Registrant's Form 10-K for the fiscal year ended October 31, 2001.
10.26    Purchase Agreement dated as of November 22, 2002 among Toll Brothers Finance Corp., the Registrant, Salomon Smith
         Barney Inc., Banc of America Securities LLC and Banc One Capital Markets, Inc. and each of the other initial purchasers named therein is hereby incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended January 31, 2003.
10.27    Agreement dated as of August 26, 2003 among Toll Brothers Finance Corp., the Registrant and Citigroup Global
         Markets, Inc. is hereby incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the
         Securities and Exchange Commission on September 29, 2003.
12       Statement re: Computation of Ratios of Earnings to Fixed Charges.
21       Subsidiaries of the Registrant.
23       Consent of Independent Auditors.
31.1     Certification of Robert I. Toll pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2     Certification of Joel H. Rassman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1     Certification of Robert I. Toll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2     Certification of Joel H. Rassman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Lower Moreland, Commonwealth of Pennsylvania on January 14, 2004.


                           TOLL BROTHERS, INC.

                           By: Robert I. Toll
                               -------------------------------------------------
                               Robert I. Toll
                               Chairman of the Board and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                        Title                           Date
     ---------                        -----                           ----

Robert I. Toll       Chairman of the Board
-----------------    of Directors and Chief Executive
 Robert I. Toll      Officer                                    January 14, 2004
                     (Principal Executive Officer)


Bruce E. Toll        Vice Chairman of the Board
-----------------    and Director
   Bruce E. Toll                                                January 14, 2004

Zvi Barzilay         President, Chief Operating
-----------------    Officer and Director
   Zvi Barzilay                                                 January 14, 2004

Joel H. Rassman      Executive Vice President,
-----------------    Treasurer, Chief Financial
  Joel H. Rassman    Officer and Director                       January 14, 2004
                     (Principal Financial Officer)


Joseph R. Sicree     Vice President and
-----------------    Chief Accounting Officer
 Joseph R. Sicree    (Principal Accounting Officer)             January 14, 2004

          Signature                    Title                          Date
          ---------                   ------                          ----

Robert S. Blank                       Director
-----------------------------
       Robert S. Blank                                          January 14, 2004
Edward G. Boehne                      Director
-----------------------------
       Edward G. Boehne                                         January 14, 2004
Richard J. Braemer                    Director
-----------------------------
      Richard J. Braemer                                        January 14, 2004
Roger S. Hillas                       Director
-----------------------------
       Roger S. Hillas                                          January 14, 2004
Carl B. Marbach                       Director
-----------------------------
       Carl B. Marbach                                          January 14, 2004
Stephen A. Novick                     Director
-----------------------------
      Stephen A. Novick                                         January 14, 2004
Paul E. Shapiro                       Director
-----------------------------
       Paul E. Shapiro                                          January 14, 2004

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Toll Brothers, Inc.

We have audited the accompanying consolidated balance sheets of Toll Brothers, Inc. and subsidiaries as of October 31, 2003 and 2002, and the related consolidated statements of income and cash flows for each of the three years in the period ended October 31, 2003. Our audits also included the financial statement schedule listed in the Index at item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toll Brothers, Inc. and subsidiaries at October 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                     /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
December 9, 2003

                       CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands, except per share data)

                                                                                                      Year ended October 31,
                                                                                              -------------------------------------
                                                                                                 2003          2002         2001
                                                                                              ----------    ----------   ----------
REVENUES
 Home sales...............................................................................    $2,731,044    $2,279,261   $2,180,469
 Land sales...............................................................................        27,399        36,183       27,530
 Equity earnings in unconsolidated entities...............................................           981         1,870        6,756
 Interest and other.......................................................................        15,817        11,658       14,850
                                                                                              ----------    ----------   ----------
                                                                                               2,775,241     2,328,972    2,229,605
                                                                                              ----------    ----------   ----------
COSTS AND EXPENSES
 Home sales...............................................................................     1,977,439     1,655,331    1,602,276
 Land sales...............................................................................        17,875        25,671       21,464
 Selling, general and administrative......................................................       288,337       236,123      209,729
 Interest.................................................................................        73,245        64,529       58,247
 Expenses related to early retirement of debt.............................................         7,192
                                                                                              ----------    ----------   ----------
                                                                                               2,364,088     1,981,654    1,891,716
                                                                                              ----------    ----------   ----------
INCOME BEFORE INCOME TAXES................................................................       411,153       347,318      337,889
INCOME TAXES..............................................................................       151,333       127,431      124,216
                                                                                              ----------    ----------   ----------
NET INCOME................................................................................    $  259,820    $  219,887   $  213,673
                                                                                              ==========    ==========   ==========
EARNINGS PER SHARE:
 Basic....................................................................................    $     3.68    $     3.12   $     2.98
                                                                                              ==========    ==========   ==========
 Diluted..................................................................................    $     3.44    $     2.91   $     2.76
                                                                                              ==========    ==========   ==========
WEIGHTED AVERAGE NUMBER OF SHARES:
 Basic....................................................................................        70,670        70,472       71,670
 Diluted..................................................................................        75,541        75,480       77,367

                            See accompanying notes.

                          CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                               October 31,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------
                        ASSETS
Cash and cash equivalents ...........................    $  425,251   $  102,337
Inventory ...........................................     3,080,349    2,551,061
Property, construction and office equipment, net ....        43,711       38,496
Receivables, prepaid expenses and other assets ......       113,633       95,503
Mortgage loans receivable ...........................        57,500       61,756
Customer deposits held in escrow ....................        31,547       23,019
Investments in and advances to
  unconsolidated entities............................        35,400       23,193
                                                         ----------   ----------
                                                         $3,787,391   $2,895,365
                                                         ==========   ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Loans payable ......................................    $  281,697   $  253,194
 Senior notes .......................................       546,669
 Senior subordinated notes ..........................       620,000      819,663
 Mortgage company warehouse loan ....................        49,939       48,996
 Customer deposits ..................................       176,710      134,707
 Accounts payable ...................................       151,730      126,391
 Accrued expenses ...................................       346,944      281,275
 Income taxes payable ...............................       137,074      101,630
                                                         ----------   ----------
   Total liabilities.................................     2,310,763    1,765,856
                                                         ----------   ----------
STOCKHOLDERS' EQUITY
 Preferred stock, none issued
 Common stock, 77,002 and 74,002 shares issued at
  October 31, 2003 and 2002, respectively............           770          740
 Additional paid-in capital .........................       190,596      102,600
 Retained earnings ..................................     1,361,619    1,101,799
 Treasury stock, at cost - 3,680 shares and 3,785 shares
   at October 31, 2003 and 2002, respectively........       (76,357)     (75,630)
                                                         ----------   ----------
   Total stockholders' equity........................     1,476,628    1,129,509
                                                         ----------   ----------
                                                         $3,787,391   $2,895,365
                                                         ==========   ==========

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                                      Year ended October 31,
                                                                                               ------------------------------------
                                                                                                   2003         2002         2001
                                                                                               -----------    ---------   ---------
Cash flow from operating activities:
Net income.................................................................................    $   259,820    $ 219,887   $ 213,673
Adjustments to reconcile net income to net
 cash used in operating activities:
 Depreciation and amortization.............................................................         12,075       10,495       9,356
 Equity earnings in unconsolidated entities................................................           (981)      (1,870)     (6,756)
 Deferred tax provision....................................................................         17,933        1,831       7,323
 Provision for inventory write-offs........................................................          5,638        6,081      13,035
 Write-off of unamortized debt discount
   and financing costs.....................................................................          1,692
 Changes in operating assets and liabilities:
   Increase in inventory...................................................................       (478,478)    (360,409)   (456,922)
   Origination of mortgage loans...........................................................       (714,505)    (412,431)   (199,102)
   Sale of mortgage loans..................................................................        718,761      376,764     183,449
   (Increase) decrease in receivables,
      prepaid expenses and other assets....................................................        (27,331)     (27,430)     10,793
   Increase (decrease) in customer deposits................................................         42,003       32,929      (3,146)
   Increase in accounts payable and accrued expenses.......................................         94,471       52,761      71,776
   Increase in current income taxes payable................................................         22,831        9,042       8,142
                                                                                               -----------    ---------   ---------
    Net cash used in operating activities..................................................        (46,071)     (92,350)   (148,379)
                                                                                               -----------    ---------   ---------
Cash flow from investing activities:
 Purchase of property and equipment, net...................................................        (15,475)     (14,170)    (15,020)
 Investment in and advances to unconsolidated entities.....................................        (15,268)     (11,281)
 Distribution from unconsolidated entities.................................................          4,550        4,200      15,750
                                                                                               -----------    ---------   ---------
   Net cash (used in) provided by investing activities.....................................        (26,193)     (21,251)        730
                                                                                               -----------    ---------   ---------
Cash flow from financing activities:
 Proceeds from loans payable...............................................................      1,096,897      528,710     208,628
 Principal payments of loans payable.......................................................     (1,117,047)    (627,270)   (180,094)
 Net proceeds from issuance of public debt.................................................        544,174      149,748     196,930
 Net proceeds from issuance of common stock................................................         86,241
 Redemption of senior subordinated notes...................................................       (200,000)
 Proceeds from stock based benefit plans...................................................         10,478       12,997      14,932
 Purchase of treasury stock................................................................        (25,565)     (31,087)    (71,767)
                                                                                               -----------    ---------   ---------
   Net cash provided by financing activities...............................................        395,178       33,098     168,629
                                                                                               -----------    ---------   ---------
Net increase (decrease) in cash and cash equivalents.......................................        322,914      (80,503)     20,980
Cash and cash equivalents, beginning of year...............................................        102,337      182,840     161,860
                                                                                               -----------    ---------   ---------
Cash and cash equivalents, end of year.....................................................    $   425,251    $ 102,337   $ 182,840
                                                                                               ===========    =========   =========

                            See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

   The accompanying consolidated financial statements include the accounts of Toll Brothers, Inc. (the "Company"), a Delaware corporation, and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in 20% to 50%-owned partnerships and affiliates are accounted for on the equity method. Investments in less than 20%-owned entities are accounted for on the cost method.

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

   Land sales revenues and cost of sales are recorded at the time that title and possession of the property have been transferred to the buyer.

Cash and Cash Equivalents

   Liquid investments or investments with original maturities of three months or less are classified as cash equivalents. The carrying value of these investments approximates their fair value.

Property, Construction and Office Equipment

   Property, construction and office equipment are recorded at cost and are stated net of accumulated depreciation of $54.1 million and $44.5 million at October 31, 2003 and 2002, respectively. Depreciation is recorded by using the straight-line method over the estimated useful lives of the assets.

Inventory

   Inventory is stated at the lower of cost or fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived

Assets." In addition to direct land acquisition, land development and home construction costs, costs include interest, real estate taxes and direct overhead costs related to development and construction, which are capitalized to inventories during the period beginning with the commencement of development and ending with the completion of construction.

   It takes approximately four to five years to fully develop, sell and deliver all the homes in one of the Company's typical communities. Longer or shorter time periods are possible depending on the number of home sites in a community. The Company's master planned communities, consisting of several smaller communities, may take up to 10 years or more to complete. Since the Company's inventory is considered a long-lived asset under accounting principles generally accepted in the United States, the Company is required to review the carrying value of each of its communities and write down the value of those communities for which it believes the values are not recoverable.
When the profitability of a current community deteriorates or the sales pace declines significantly or some other factor indicates a possible impairment in the recoverability of the asset, the Company evaluates the property in accordance with the guidelines of SFAS No. 144. If this evaluation indicates an impairment loss should be recognized, the Company charges cost of sales for the estimated impairment loss in the period determined.

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

Joint Venture Accounting

   The Company is a party to three joint ventures with independent third parties to develop and sell land that was owned or is currently owned by its joint venture partners. The Company recognizes its proportionate share of the earnings from the sale of lots to other builders. The Company does not recognize earnings from the lots it purchases from these ventures, but reduces its cost basis in the lots by its share of the earnings from those lots.

   In addition, the Company effectively owns one-third of the Toll Brothers Realty Trust Group (the "Trust"), a 50% interest in a joint venture that is selling and building an active-adult, age-qualified community, and a 40% interest in a joint venture that is constructing a 326-unit, 17-story two-tower structure in Hoboken, New Jersey. The Company recognizes its proportionate share of the earnings of these entities. (See Note 10, "Related Party Transactions," for a description of the accounting for sales of land to the Trust.)

Treasury Stock

   Treasury stock is recorded at cost. Issuance of treasury shares is accounted for on a first-in, first-out basis. Differences between the cost of treasury shares and the re-issuance proceeds are charged to additional paid-in capital.

Advertising Costs

   The Company expenses advertising costs as incurred.

Warranty Costs

   The Company provides all of its home buyers with a limited warranty as to workmanship and mechanical equipment. It also provides many of its home buyers with a limited ten-year warranty as to structural integrity. The Company accrues for expected warranty costs at the time each home is closed and title and possession have been transferred to the buyer. Costs are accrued based upon historical experience.

Insurance Costs

   The Company accrues for the expected costs associated with the deductibles and self-insured amounts on its various insurance policies.

Segment Reporting

   SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the manner in which public enterprises report information about operating segments. The Company has determined that its operations primarily involve one reportable segment, home building.

Goodwill and Other Intangible Assets

   SFAS No. 142, "Goodwill and Other Intangible Assets," provides guidance on accounting for intangible assets and eliminates the amortization of goodwill and certain other intangible assets. Intangible assets, including goodwill, that are not subject to amortization are required to be tested for impairment and possible writedown on an annual basis. The Company adopted SFAS No. 142 as of November 1, 2001, the first day of its 2002 fiscal year. The adoption of SFAS No. 142 did not have a material impact on the Company's fiscal 2002 financial statements. The Company had $9.4 million of unamortized goodwill as of November 1, 2001. The Company amortized $1.1 million (net of $674,000 of income taxes) in fiscal 2001. Had the Company not amortized goodwill during fiscal 2001, net income, diluted earnings per share and basic earnings per share would have been $214.8 million, $2.78 and $3.00, respectively. At October 31, 2003, the Company had $12.1 million of unamortized goodwill including $2.7 million from the acquisition of the assets of Richard R. Dostie, Inc.

Acquisitions

   In September 2003, the Company acquired substantially all of the assets of Richard R. Dostie, Inc. ("Dostie"), a privately owned home builder in the Jacksonville, Florida area. Of the approximately $48 million (153 homes) of homes sold but not delivered at the acquisition date, the Company delivered $11.8 million (39 homes) of homes from the acquisition date to October 31, 2003. The Company realized no profit on the delivery of these homes since they were substantially complete as of the acquisition date and, under purchase accounting rules, the Company allocated a portion of the purchase price to the unrealized profit on these homes as of the acquisition date. The Company has reduced the value of the acquired inventory by the amount of revenue realized on these homes. The Company expects the operations it acquired from Dostie to deliver approximately $65 million (200 homes) of homes in fiscal 2004. The Company also expects to deliver an additional $7.8 million (25 homes) of homes in fiscal 2004 that were substantially complete at the acquisition date, and it will account for those homes in the same manner as the aforementioned homes delivered from the acquisition date to October 31, 2003.

   In October 2003, the Company acquired substantially all of the assets of The Manhattan Building Company ("MBC"), a privately owned developer of urban in-fill locations in northern New Jersey. MBC, which is now operating under the name City Living by Toll Brothers, is currently building for a joint venture in which it has a 40% interest, The Sky Club, a 326-unit, 17-story two-tower structure under construction in Hoboken, New Jersey. Through City Living by Toll Brothers, the Company is also in the planning stages on several additional high-rise and mid-rise projects in Hoboken and Jersey City, New Jersey on the Hoboken border.

   The acquisition agreements provide for contingent payments to the respective sellers if post-closing operations exceed specified levels of cash flow as provided in the agreements. The acquisition prices paid at closing together with any contingent payments we are obligated to make for both acquisitions are not expected to be material to the financial position of the Company.

New Accounting Pronouncements

   SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," provides guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The adoption of SFAS No. 144 as of November 1, 2002 did not have a material impact on the Company's financial condition or results of operations.

   SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections," requires all gains and losses from the extinguishment of debt to be included as an item from continuing operations. The provisions of SFAS No. 145 relating to the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," became effective for the Company's fiscal year ended October 31, 2003. During fiscal 2003, the Company recognized pretax charges of approximately $7.2 million related to the retirement in December 2002 of our 8 3/4% Senior Subordinated Notes due 2006 and in October 2003 of our 7 3/4% Senior Subordinated Notes due 2007. Under previous accounting principles generally accepted in the United States, this charge would have been treated as an extraordinary item.

   SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not elected to change to the fair-value based method of accounting for stock-based employee compensation. The financial disclosures required by SFAS No. 148 have been provided in the notes to the financial statements. The Financial Accounting Standards Board ("FASB") has announced that it intends to have a new rule in place, effective for years beginning after December 15, 2004, requiring stock-based compensation be treated as a cost that is reflected in the financial statements.

   SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity," establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. With the exception of certain financial measurement criteria deferred indefinitely by the FASB, SFAS No. 150 was adopted in fiscal 2003. The implementation of SFAS No. 150 had no impact on the Company's financial condition or results of operations.

   The FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations do not apply to product warranties. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and initial measurement provisions of FIN 45 did not have a material effect on the Company's financial position or results of operations. The disclosures related to product warranty costs required by FIN 45 have been provided in the notes to the financial statements.

   The FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." A Variable Interest Entity ("VIE") is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE must consolidate the VIE. FIN 46 is effective immediately for VIEs created after January 31, 2003. For VIEs created on or before January 31, 2003, FIN 46 must be applied at the beginning of our quarter ending January 31, 2004. FIN 46 may apply to certain of our option contracts to acquire land that we entered into prior to January 31, 2003. We are in the process of evaluating the applicability of FIN 46 to these contracts. The adoption of FIN 46 for entities created after January 31, 2003, did not have a material effect on our financial position and results of operations and we do not believe that it will have a material effect on our financial position or results of operations for entities created prior to January 31, 2003.

Stock Split

   On March 4, 2002, the Company's Board of Directors declared a two-for-one split of the Company's common stock in the form of a stock dividend to stockholders of record on March 14, 2002. The additional shares were distributed on March 28, 2002. All share and per share amounts have been restated to reflect the split.

Reclassification

   Certain prior year amounts have been reclassified to conform with the fiscal 2003 presentation.

2. INVENTORY

   Inventory at October 31, 2003 and 2002 consisted of the following (amounts in thousands):

                                                                2003         2002
                                                             ----------   ----------
    Land and land development costs .....................    $1,115,805   $  772,796
    Construction in progress ............................     1,609,314    1,491,108
    Sample homes and sales offices ......................       188,592      163,722
    Land deposits and costs of future development .......       155,649      114,212
    Other ...............................................        10,989        9,223
                                                             ----------   ----------
                                                             $3,080,349   $2,551,061
                                                             ==========   ==========

   Construction in progress includes the cost of homes under construction, land and land development costs and the carrying cost of home sites that have been substantially improved.

   The Company provided for inventory write-downs and the expensing of costs which it believed not to be recoverable of $5.6 million in fiscal 2003, $6.1 million in fiscal 2002 and $13.0 million in fiscal 2001. Of these amounts, $2.0 million, $2.5 million and $3.8 million were applicable to future communities in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

   Interest capitalized in inventories is charged to interest expense when the related inventory is delivered. Changes in capitalized interest for each of the three years ended October 31, 2003, 2002 and 2001, were as follows (amounts in thousands):

                                                        2003       2002        2001
                                                      --------   --------    --------
    Interest capitalized, beginning of year.......    $123,637   $ 98,650    $ 78,443
    Interest incurred.............................     104,754     90,313      79,209
    Interest expensed.............................     (73,245)   (64,529)    (58,247)
    Write-off to cost and expenses................        (832)      (797)       (755)
                                                      --------   --------    --------
    Interest capitalized, end of year.............    $154,314   $123,637    $ 98,650
                                                      ========   ========    ========

3. LOANS PAYABLE, SENIOR NOTES, SENIOR SUBORDINATED NOTES AND MORTGAGE COMPANY WAREHOUSE LOAN

   Loans payable at October 31, 2003 and 2002 consisted of the following (amounts in thousands):

                                                                   2003       2002
                                                                 --------   --------
    Term loan due July 2005 .................................    $222,500   $207,500
    Other ...................................................      59,197     45,694
                                                                 --------   --------
                                                                 $281,697   $253,194
                                                                 ========   ========

   The Company has a $575 million unsecured revolving credit facility with 17 banks that extends through March 2006. Interest is payable on borrowings under the facility at 0.90% (subject to adjustment based upon the Company's debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. The Company had no outstanding borrowings against the facility at October 31, 2003. At October 31, 2003, letters of credit and obligations under escrow agreements of approximately $114.8 million were outstanding under the facility. Under the terms of the revolving credit agreement, the Company is not permitted to allow its maximum leverage ratio (as defined in the agreement) to exceed 2.00 to
1.00 and is required to maintain a minimum tangible net worth (as defined in the agreement) of approximately $914.7 million at October 31, 2003. At October 31, 2003, the Company's leverage ratio was approximately .61 to 1.00 and its tangible net worth was approximately $1.44 billion. Based upon the minimum tangible net worth requirement, the Company's ability to pay dividends and repurchase its common stock is limited to approximately $527.6 million at October 31, 2003.

   The Company has an unsecured term loan of $222.5 million from nine banks at a weighted-average interest rate of 7.43% repayable in July 2005. Under the terms of the term loan agreement, the Company is not permitted to allow its maximum leverage ratio (as defined in the agreement) to exceed 2.25 to 1.00 and is required to maintain a minimum tangible net worth (as defined in the agreement) of approximately $736.6 million at October 31, 2003. At October 31, 2003, the Company's leverage ratio was approximately .61 to 1.00 and its tangible net worth was approximately $1.45 billion.

   At October 31, 2003, the aggregate estimated fair value of the Company's loans payable was approximately $298.6 million. The fair value of loans was estimated based upon the interest rates at October 31, 2003 that the Company believed were available to it for loans with similar terms and remaining maturities.

   During fiscal 2003, the Company issued $300 million of 6.875% Senior Notes due 2012 and $250 million of 5.95% Senior Notes due 2013. The Company used a portion of the proceeds from these transactions to redeem its $100 million outstanding of 8 3/4% Senior Subordinated Notes due 2006 and its $100 million outstanding of 7 3/4% Senior Subordinated Notes due 2007.

   At October 31, 2003 and 2002, the Company's senior notes and senior subordinated notes consisted of the following (amounts in thousands):

                                                              2003       2002
                                                            --------   --------
Senior notes:
 6.875% Senior Notes due November 15, 2012 ..............   $300,000
 5.95% Senior Notes due September 15, 2013 ..............    250,000
 Bond discount ..........................................     (3,331)
                                                            --------   --------
                                                            $546,669      --
                                                            ========   ========
Senior subordinated notes:
 8 3/4% Senior Subordinated Notes due November 15, 2006 .              $100,000
 7 3/4% Senior Subordinated Notes due September 15, 2007                100,000
 8 1/8% Senior Subordinated Notes due February 1, 2009 ..   $170,000    170,000
 8% Senior Subordinated Notes due May 1, 2009 ...........    100,000    100,000
 8 1/4% Senior Subordinated Notes due February 1, 2011 ..    200,000    200,000
 8.25% Senior Subordinated Notes due December 1, 2011 ...    150,000    150,000
 Bond discount ..........................................                  (337)
                                                            --------   --------
                                                            $620,000   $819,663
                                                            ========   ========

   The senior notes are the unsecured obligations of the Company and substantially all of its home building subsidiaries ("Loan Parties") and the payment of principal and interest are fully and unconditionally guaranteed, jointly and severally by them. The senior notes rank equally in right of payment with all the Loan Parties' existing and future unsecured senior indebtedness including the bank revolving credit facility and the bank term loan. The senior notes are structurally subordinated to the prior claims of creditors, including trade creditors, of the subsidiaries of Toll Brothers, Inc. that are not guarantors of the senior notes. The senior notes are redeemable in whole or in part at any time at the option of the Company at prices that vary based upon the then current rates of interest and the remaining original term of the notes.

   All issues of senior subordinated notes are subordinated to all senior indebtedness of the Company. The indentures restrict certain payments by the Company including cash dividends and the repurchase of Company stock. The notes are redeemable in whole or in part at the option of the Company at various prices on or after the fifth anniversary of each issue's date of issuance.

   At October 31, 2003, the aggregate fair value of all the outstanding senior notes and senior subordinated notes, based upon their indicated market prices, was approximately $589.9 million and $661.7 million, respectively.

   A subsidiary of the Company has a $100 million bank line of credit with three banks to fund mortgage originations. The line of credit is due within ninety days of demand by the banks and bears interest at the bank's overnight rate plus an agreed upon margin. At October 31, 2003, the subsidiary had borrowed $49.9 million under the line of credit at an average interest rate of 2.74%. The line of credit is collateralized by all the assets of the subsidiary, which amounted to approximately $61.0 million at October 31, 2003.

   The annual aggregate maturities of the Company's loans and notes during each of the next five fiscal years are: 2004 - $90.8 million; 2005 - $227.5 million; 2006 - $4.1 million; 2007 - $2.7 million; and 2008 - $1.3 million.

4. INCOME TAXES

   The Company's estimated combined federal and state tax rate before providing for the effect of permanent book-tax differences ("Base Rate") was 37% in 2003, 2002 and 2001. The effective tax rate in 2003, 2002 and 2001 was 36.8%,
36.7% and 36.8%, respectively. The primary difference between the Company's Base Rate and effective tax rate was tax-free income in each of the years.

   The provision for income taxes for each of the three years ended October 31, 2003, 2002 and 2001 was as follows (amounts in thousands):

                                                                2003       2002        2001
                                                              --------   --------    --------
    Federal...............................................    $139,046   $117,233    $114,131
    State.................................................      12,287     10,198      10,085
                                                              --------   --------    --------
                                                              $151,333   $127,431    $124,216
                                                              ========   ========    ========

    Current...............................................    $133,400   $125,600    $116,893
    Deferred..............................................      17,933      1,831       7,323
                                                              --------   --------    --------
                                                              $151,333   $127,431    $124,216
                                                              ========   ========    ========

   The components of income taxes payable at October 31, 2003 and 2002 consisted of the following (amounts in thousands):

                                                                   2003       2002
                                                                 --------   --------
    Current .................................................    $ 85,681   $ 68,170
    Deferred ................................................      51,393     33,460
                                                                 --------   --------
                                                                 $137,074   $101,630
                                                                 ========   ========

   The components of net deferred taxes payable at October 31, 2003 and 2002 consisted of the following (amounts in thousands):

                                                                    2003       2002
                                                                   -------   -------
    Deferred tax liabilities:
      Capitalized interest.....................................    $48,679   $38,783
      Deferred expense.........................................     43,166    22,192
                                                                   -------   -------
        Total .................................................     91,845    60,975
                                                                   -------   -------
    Deferred tax assets:
      Inventory valuation reserves.............................     18,014    14,618
      Inventory valuation differences..........................      2,684     2,204
      Deferred income..........................................      2,960       431
      Accrued expenses deductible when paid....................      2,401     2,105
      Other....................................................     14,393     8,157
                                                                   -------   -------
        Total .................................................     40,452    27,515
                                                                   -------   -------
    Net deferred tax liability ................................    $51,393   $33,460
                                                                   =======   =======

5. STOCKHOLDERS' EQUITY

   The Company's authorized capital stock consists of 100 million shares of Common Stock, $.01 par value per share, and 1 million shares of Preferred Stock, $.01 par value per share. The Board of Directors is authorized to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock to 200 million shares and the number of shares of authorized Preferred Stock to 15 million shares.

Issuance of Common Stock

   In August 2003, the Company issued 3 million shares of its common stock at a price of $28.80 realizing net proceeds of $86.4 million.

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

Stock Repurchase Program

   In December 2000, the Company's Board of Directors authorized the repurchase of up to 10 million shares of its Common Stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. In March 2003, the Board of Directors re-authorized and renewed the repurchase program to allow the Company to repurchase up to 10 million shares (including any shares remaining under the original authorization.) At October 31, 2003, the Company had approximately 9.8 million shares remaining under the repurchase authorization.

Stockholder Rights Plan

   Shares of the Company's Common Stock outstanding are subject to stock purchase rights. The rights, which are exercisable only under certain conditions, entitle the holder, other than an acquiring person (and certain related parties of an acquiring person), as defined in the plan, to purchase common shares at prices specified in the rights agreement. Unless earlier redeemed, the rights will expire on July 11, 2007. The rights were not exercisable at October 31, 2003.

Changes in Stockholders' Equity

   Changes in stockholders' equity for each of the three years ended October 31, 2003, 2002 and 2001 were as follows (amounts in thousands):

                                                                 Common Stock     Additional
                                                                ---------------     Paid-In      Retained     Treasury
                                                               Shares    Amount     Capital      Earnings      Stock        Total
                                                               ------    ------   ----------    ----------    --------   ----------
Balance, November 1, 2000 ..................................   71,790     $369     $105,454     $  668,608    $(29,286)  $  745,145
Net income .................................................                                       213,673                  213,673
Purchase of treasury stock .................................   (4,122)                                         (71,767)     (71,767)
Exercise of stock options ..................................    1,562                  (336)                    20,452       20,116
Executive bonus award ......................................      272                 1,678                      2,735        4,413
Employee benefit plan issuances ............................       52                   218                        785        1,003
                                                               ------     ----     --------     ----------    --------   ----------
Balance, October 31, 2001 ..................................   69,554      369      107,014        882,281     (77,081)     912,583
Net income .................................................                                       219,887                  219,887
Purchase of treasury stock .................................   (1,238)                                         (31,087)     (31,087)
Exercise of stock options ..................................    1,411                (4,137)                    24,192       20,055
Executive bonus award ......................................      440                  (647)                     7,502        6,855
Two-for-one stock split ....................................               371           (2)          (369)                      --
Employee benefit plan issuances ............................       50                   372                        844        1,216
                                                               ------     ----     --------     ----------    --------   ----------
Balance, October 31, 2002 ..................................   70,217      740      102,600      1,101,799     (75,630)   1,129,509
Net income .................................................                                       259,820                  259,820
Issuance of shares .........................................    3,000       30       86,241                                  86,271
Purchase of treasury stock .................................   (1,340)                  160                    (25,725)     (25,565)
Exercise of stock options ..................................      897                  (240)                    15,690       15,450
Executive bonus award ......................................      471                 1,685                      7,959        9,644
Employee benefit plan issuances ............................       77                   150                      1,349        1,499
                                                               ------     ----     --------     ----------    --------   ----------
Balance, October 31, 2003 ..................................   73,322     $770     $190,596     $1,361,619    $(76,357)  $1,476,628
                                                               ======     ====     ========     ==========    ========   ==========

6. STOCK-BASED BENEFIT PLANS

Stock-Based Compensation Plans

   The Company accounts for its stock option plans according to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation costs are recognized upon issuance or exercise of stock options.

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

   For the purposes of providing the pro forma disclosures, the fair value of options granted was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in each of the three fiscal years ended October 31, 2003, 2002 and 2001:

                                                                                                              2003    2002     2001
                                                                                                             -----    -----   -----
Risk-free interest rate..................................................................................     3.53%    5.02%   4.01%
Expected life (years)....................................................................................     7.07     7.50    7.31
Volatility...............................................................................................    43.37%   41.30%  37.40%
Dividends................................................................................................     none    none     none

   At October 31, 2003, the Company's stock-based compensation plans consisted of its four stock option plans. Net income and net income per share as reported in these consolidated financial statements and on a pro forma basis, as if the fair value-based method described in SFAS No. 123 had been adopted, were as follows (in thousands, except per share amounts):

                                                                                                      2003        2002       2001
                                                                                                    --------    --------   --------
Net income .......................................................................   As reported    $259,820    $219,887   $213,673
                                                                                     Pro forma      $245,158    $205,314   $202,597
Basic net income per share .......................................................   As reported    $   3.68    $   3.12   $   2.98
                                                                                     Pro forma      $   3.47    $   2.91   $   2.83
Diluted net income per share .....................................................   As reported    $   3.44    $   2.91   $   2.76
                                                                                     Pro forma      $   3.25    $   2.72   $   2.62
Weighted-average grant date fair value per share of options granted ..............                  $  10.24    $  11.17   $   8.93

Stock Option Plans

   The Company's four stock option plans for employees, officers and directors provide for the granting of incentive stock options and non-statutory options with a term of up to ten years at a price not less than the market price of the stock at the date of grant.

   No additional options may be granted under the Company's Stock Option Plan
(1986) and the Company's Stock Option and Incentive Stock Plan (1995).

   The Company's Stock Incentive Plan (1998) provides for automatic increases each November 1 in the number of shares available for grant by 2.5% of the number of shares issued (including treasury shares). The 1998 Plan restricts the number of shares available for grant in a year to a maximum of 5 million shares.

   The following table summarizes stock option activity for the four plans during each of the three years ended October 31, 2003, 2002 and 2001:

                                                                  2003                      2002                      2001
                                                         ----------------------    ----------------------    ----------------------
                                                          Number      Average       Number       Average      Number       Average
                                                            of        Exercise        of        Exercise        of        Exercise
                                                         Options       Price       Options        Price       Options       Price
                                                        (in 000s)    per Option   (in 000s)    per Option    (in 000s)   per Option
                                                         ----------------------    ----------------------    ----------------------
Outstanding, November 1, ............................     15,321       $13.24       14,486       $11.44       14,007       $ 9.94
Granted .............................................      1,280        21.05        2,586        21.76        2,299        19.31
Exercised ...........................................       (926)       11.86       (1,530)        9.98       (1,590)        9.59
Cancelled ...........................................       (142)       19.39         (221)       17.68         (230)       11.51
                                                          ------                    ------                    ------
Outstanding, October 31 .............................     15,533       $13.91       15,321       $13.24       14,486       $11.44
                                                          ======                    ======                    ======
Options exercisable, October 31, ....................     11,083       $11.62        9,781       $10.64        9,276       $ 9.96
                                                          ======                    ======                    ======
Options available for grant October 31, .............      3,275                     3,498                     5,619
                                                          ======                    ======                    ======

   The following table summarizes information about stock options outstanding and exercisable at October 31, 2003:

                                                                           Options Outstanding                Options Exercisable
                                                                  --------------------------------------    -----------------------
                                                                                 Weighted-
                                                                                  Average
                                                                                 Remaining     Weighted-                  Weighted-
                                                                                Contractual     Average                    Average
                                                                    Number          Life        Exercise      Number       Exercise
Range of Exercise Prices                                        Outstanding    (in years)      Price      Exercisable     Price
------------------------                                          -----------   -----------    ---------    -----------   ---------
$ 4.35 - $ 8.70...............................................     1,351,800        1.6          $ 6.19      1,351,800      $ 6.19
 8.71 -  10.88................................................     4,686,062        4.8            9.14      4,192,537        9.19
 10.89 -  13.06...............................................     2,572,817        4.8           11.86      2,572,817       11.86
 13.07 -  15.23...............................................     1,395,000        4.2           14.01      1,395,000       14.01
 15.24 -  21.76...............................................     5,527,681        8.0           20.76      1,571,315       20.26
                                                                  ----------                                ----------
$ 4.35 - $21.76...............................................    15,533,360        5.6          $13.91     11,083,469      $11.62
                                                                  ==========                                ==========

Bonus Award Shares

   Under the terms of the Company's Cash Bonus Plan covering Robert I. Toll, Mr. Toll is entitled to receive cash bonus awards based upon the pre-tax earnings and stockholders' equity of the Company. In December 1998, Mr. Toll and the Board of Directors agreed that any bonus payable for each of the three fiscal years ended October 31, 1999, 2000 and 2001 would be made (except for specific conditions) in shares of the Company's Common Stock using the value of the stock as of the date of the agreement ($12.125 per share). The stockholders approved the plan at the Company's 1999 Annual Meeting. The Company recognized compensation expense in 2001 of $6.9 million which represented the fair market value of the 440,002 shares issued to Mr. Toll.

   In December 2000, Mr. Toll and the Board of Directors agreed that any bonus payable for each of the three fiscal years ending October 31, 2002, 2003 and 2004 would be made (except for specific conditions) in shares of the Company's Common Stock using the value of the stock as of the date of the agreement ($19.3125 per share). The stockholders approved the plan at the Company's 2001 Annual Meeting. The Company recognized compensation expense in 2003 and 2002 of $20.3 million and $9.6 million, respectively, which represented the fair market value of shares issued to Mr. Toll (550,857 shares for 2003 and 471,099 shares for 2002).

   On October 31, 2003, 2002 and 2001, the closing price of the Company's Common Stock on the New York Stock Exchange was $36.84, $20.48 and $15.58, respectively.

   Under the Company's deferred compensation plan, Mr. Toll can elect to defer receipt of his bonus until a future date. Mr. Toll elected to defer receipt of his bonus for fiscal 2002 and 2001. In December 2003, Mr. Toll will receive 199,920 shares of his 2001 bonus.

Employee Stock Purchase Plan

   The Company's Employee Stock Purchase Plan enables substantially all employees to purchase the Company's Common Stock at 95% of the market price of the stock on specified offering dates without restriction or at 85% of the market price of the stock on specified offering dates subject to restrictions. The plan, which terminates in December 2007, provides that 600,000 shares be reserved for purchase. As of October 31, 2003, a total of 433,191 shares were available for issuance.

   The number of shares and the average price per share issued under this plan during each of the three fiscal years ended October 31, 2003, 2002 and 2001 were 15,085 shares and $21.12; 15,672 shares and $21.24; and 12,536 shares and $15.24, respectively. No compensation expense was recognized by the Company under this plan.
                                      F-16

7. EARNINGS PER SHARE INFORMATION

   Information pertaining to the calculation of earnings per share for each of the three years ended October 31, 2003, 2002 and 2001 is as follows (amounts in thousands):

                                                                              2003      2002     2001
                                                                             ------    ------   ------
Basic weighted average shares............................................    70,670    70,472   71,670
Assumed conversion of dilutive stock options.............................     4,871     5,008    5,697
                                                                             ------    ------   ------
Diluted weighted average shares..........................................    75,541    75,480   77,367
                                                                             ======    ======   ======

8. EMPLOYEE RETIREMENT AND DEFERRED COMPENSATION PLANS

   The Company maintains a salary deferral savings plan covering substantially all employees. The plan provides for Company contributions totaling 2% of all eligible compensation, plus 2% of eligible compensation above the social security wage base, plus matching contributions of up to 2% of eligible compensation of employees electing to contribute via salary deferrals. Company contributions with respect to the plan totaled $5.3 million, $3.5 million, and $3.1 million for the years ended October 31, 2003, 2002 and 2001, respectively.

   The Company has an unfunded, non-qualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation, together with certain Company contributions, earns various rates of return depending upon when the compensation was deferred and the length of time that it was deferred. A portion of the deferred compensation and interest earned may be forfeited by a participant if he or she elects to withdraw the compensation prior to the end of the deferral period. At October 31, 2003 and 2002, the Company had accrued $2.3 million and $1.0 million, respectively, for its obligations under the plan.

9. COMMITMENTS AND CONTINGENCIES

   The Company accrues expected warranty costs at the time each home is closed and title and possession have been transferred to the home buyer. Changes in the warranty accrual during fiscal 2003 is as follows (amounts in thousands):

        Balance, November 1, 2002 ...........................................   $ 29,197
        Additions ...........................................................     19,732
        Charges incurred ....................................................    (15,177)
                                                                                --------
        Balance, October 31, 2003 ...........................................   $ 33,752
                                                                                ========

   At October 31, 2003, the Company had agreements to purchase land for future development with an aggregate purchase price of approximately $1.08 billion, of which $99.2 million had been paid or deposited. Purchase of the properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

   At October 31, 2003, the Company had outstanding surety bonds amounting to approximately $637.0 million related primarily to its obligations to various governmental entities to construct improvements in the Company's various communities. The Company estimates that approximately $300.3 million of work remains on these improvements. The Company has an additional $58.0 million of surety bonds outstanding which guarantee other obligations of the Company. The Company does not believe that any outstanding bonds will likely be drawn upon.

   At October 31, 2003, the Company had agreements of sale outstanding to deliver 4,667 homes with an aggregate sales value of approximately $2.64 billion.

   At October 31, 2003, the Company was committed to provide approximately $505 million of mortgage loans to its home buyers and to others. All loans with committed interest rates are covered by take-out commitments from third-party lenders, which minimizes the Company's interest rate risk. The Company also arranges a variety of mortgage programs that are offered to its home buyers through outside mortgage lenders.

   The Company leases certain facilities and equipment under non-cancelable operating leases. Rental expense incurred by the Company amounted to $3.4 million for 2003, $2.8 million for 2002 and $2.6 million for 2001. At October 31, 2003, future minimum rent payments under these operating leases were $5.5 million for 2004, $4.5 million for 2005, $2.7 million for 2006, $1.5 million for 2007, and $0.3 million for 2008.

   The Company is involved in various claims and litigation arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material effect on the business or on the financial condition of the Company.

10. RELATED PARTY TRANSACTIONS

   To take advantage of commercial real estate opportunities, the Company formed Toll Brothers Realty Trust Group (the "Trust") in 1998. The Trust is effectively owned one-third by the Company, one-third by Robert I. Toll, Bruce
E. Toll (and members of his family), Zvi Barzilay (and members of his family), Joel H. Rassman, and other members of the Company's senior management, and one-third by the Pennsylvania State Employees Retirement System (collectively, the "Shareholders").

   The Shareholders entered into subscription agreements whereby each group has agreed to invest additional capital in an amount not to exceed $9.3 million if required by the Trust. The subscription agreements, which were to expire in August 2003, were extended until August 2005. At October 31, 2003, the Company had an investment of $5.5 million in the Trust. This investment is accounted for on the equity method.

   In December 2002, the Company's Board of Directors, upon the recommendation of its Real Estate Utilization Committee (the "Committee"), which is comprised of members of the Board of Directors who do not have a financial interest in the Trust, approved the sale to the Trust of a 62.2-acre parcel of land, which is a portion of the Company's multi-product community known as The Estates at Princeton Junction in New Jersey, that is intended for development as multi-family rental apartment buildings (the "Property"). The Committee's recommendation that the Company sell the Property to the Trust rather than to an outside third party was based upon the following advantages to the Company:
(a) the Company will be able to influence the design and construction quality so as to enhance the overall community; (b) there are synergies of development and marketing costs which may be a benefit to the Company; (c) the Trust will maintain a high quality of operations, ensuring that the existence of the apartments in the community will not negatively affect the image of the community as a whole; and (d) as has been our experience with another Trust property, apartment tenants are potential customers for the purchase of the Company's townhomes and single-family homes. Moreover, the sale has allowed the Company to recover cash, remove the Property from the Company's balance sheet, and free the Company from the need to provide capital from its credit facility to build the apartment units. The $9.8 million sales price was approved by the Committee after reviewing an offer from an independent third party and after reviewing an independent professional appraisal. The sale was completed in May 2003. Because the Company owns one-third of the Trust, it only recognized two-thirds of the revenue, cost and profit on the sale. The remaining one-third of the profit on the sale reduced the Company's investment in the Trust.

   The Company provides development, finance and management services to the Trust and received fees under the terms of various agreements in the amounts of $1.0 million, $1.2 million and $1.7 million in fiscal 2003, 2002 and 2001, respectively. The Company believes that the transactions, including the sale of the Property, between itself and the Trust were on no less favorable terms than it would have agreed to with unrelated third parties.

11. SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

   The following are supplemental disclosures to the statements of cash flows for each of the three years ended October 31, 2003, 2002 and 2001 (amounts in thousands):

                                                                                                      2003        2002       2001
                                                                                                    --------    --------   --------
Cash flow information:
Interest paid, net of amount capitalized........................................................    $ 39,154    $ 29,867   $ 26,985
                                                                                                    ========    ========   ========
Income taxes paid...............................................................................    $109,018    $116,558   $108,750
                                                                                                    ========    ========   ========
Non-cash activity:
Cost of inventory acquired through seller financing.............................................    $ 56,956    $ 13,284   $ 32,395
                                                                                                    ========    ========   ========
Income tax benefit related to exercise of employee stock options................................    $  5,320    $  7,394   $  5,396
                                                                                                    ========    ========   ========
Stock bonus awards..............................................................................    $  9,643    $  6,855   $  4,413
                                                                                                    ========    ========   ========
Contributions to employee retirement plan.......................................................    $  1,180    $    883   $    791
                                                                                                    ========    ========   ========

12. SUPPLEMENTAL GUARANTOR INFORMATION

   A wholly owned subsidiary of the Company, Toll Brothers Finance Corp. (the "Subsidiary Issuer"), issued $300 million of 6.875% Senior Notes due 2012 on November 22, 2002 and $250 million of 5.95% Senior Notes due 2013 on September 3, 2003. The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest was guaranteed jointly and severally on a senior basis by the Company and substantially all of the Company's wholly-owned homebuilding subsidiaries (the "Guarantor Subsidiaries"). The guarantees are full and unconditional. The Company's non-homebuilding subsidiaries (the "Non-Guarantor Subsidiaries") did not guarantee the debt. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such disclosures would not be material to investors. Prior to the senior debt issuance, the Subsidiary Issuer did not have any operations.

   Supplemental consolidating financial information of the Company, the Subsidiary Issuer, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at Toll Brothers, Inc. on a consolidated basis is presented below (amounts in thousands $).

Consolidating Balance Sheet at October 31, 2003

                                                 Toll                                       Non-
                                              Brothers,    Subsidiary     Guarantor       Guarantor
                                                 Inc.        Issuer     Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                              ---------    ----------   ------------    ------------    ------------   ------------
                  ASSETS
Cash & cash equivalents ...................                                 417,076          8,175                         425,251
Inventory .................................                               3,080,171            178                       3,080,349
Property, construction & office
  equipment - net..........................                                  33,582         10,129                          43,711
Receivables, prepaid expenses and other
  assets...................................                   3,498          77,643         42,890          (10,398)       113,633
Mortgage loans receivable .................                                                 57,500                          57,500
Customer deposits held in escrow ..........                                  31,547                                         31,547
Investments in & advances to
  unconsolidated entities..................                                  35,400                                         35,400
Investments in & advances to
  consolidated entities....................   1,615,110     555,078        (698,225)        (2,403)      (1,469,560)            --
                                              ---------    ----------   ------------    ------------    ------------   ------------
                                              1,615,110     558,576       2,977,194        116,469       (1,479,958)     3,787,391
                                              =========    ==========   ============    ============    ============   ============
    LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
 Loans payable ............................                                 277,087          4,610                         281,697
 Senior notes .............................                 546,669                                                        546,669
 Senior subordinated notes ................                                 620,000                                        620,000
 Mortgage company warehouse loan ..........                                                 49,939                          49,939
 Customer deposits ........................                                 176,710                                        176,710
 Accounts payable .........................                                 151,722              8                         151,730
 Accrued expenses .........................                  11,907         300,028         45,521          (10,512)       346,944
 Income taxes payable .....................     138,482                                     (1,408)                        137,074
                                              ---------     -------       ---------        -------       ----------      ---------
   Total liabilities.......................     138,482     558,576       1,525,547         98,670          (10,512)     2,310,763
                                              ---------     -------       ---------        -------       ----------      ---------
STOCKHOLDERS' EQUITY
 Common stock .............................         770                                      3,003           (3,003)           770
 Additional paid-in capital ...............     190,596                       4,420          1,734           (6,154)       190,596
 Retained earnings ........................   1,361,619                   1,447,227         13,062       (1,460,289)     1,361,619
 Treasury stock ...........................     (76,357)                                                                   (76,357)
                                              ---------     -------       ---------        -------       ----------      ---------
   Total equity............................   1,476,628          --       1,451,647         17,799       (1,469,446)     1,476,628
                                              ---------     -------       ---------        -------       ----------      ---------
                                              1,615,110     558,576       2,977,194        116,469       (1,479,958)     3,787,391
                                              =========     =======       =========        =======       ==========      =========

Consolidating Balance Sheet at October 31, 2002



                                                 Toll                                       Non-
                                              Brothers,    Subsidiary     Guarantor       Guarantor
                                                 Inc.        Issuer     Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                              ---------    ----------   ------------    ------------    ------------   ------------
                  ASSETS
Cash & cash equivalents ...................                                  99,815          2,522                         102,337
Inventory .................................                               2,550,708            353                       2,551,061
Property, construction
  & office equipment - net.................                                  29,036          9,460                          38,496
Receivables, prepaid
  expenses and other assets................        (369)                     70,480         24,812              580         95,503
Mortgage loans receivable                                                                   61,756                          61,756
Customer deposits held in escrow ..........                                  23,019                                         23,019
Investments in & advances to
  unconsolidated entities..................                                  23,193                                         23,193
Investments in & advances to
  consolidated entities....................   1,231,508            --       (37,580)        10,465       (1,204,393)            --
                                              ---------    ----------     ---------        -------       ----------      ---------
                                              1,231,139            --     2,758,671        109,368       (1,203,813)     2,895,365
                                              =========    ==========     =========        =======       ==========      =========
    LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
 Loans payable ............................                                 241,151         12,043                         253,194
 Senior subordinated notes ................                                 819,663                                        819,663
 Mortgage company
   warehouse loan..........................                                                 48,996                          48,996
 Customer deposits ........................                                 134,707                                        134,707
 Accounts payable .........................                                 126,324             67                         126,391
 Accrued expenses .........................                                 244,868         36,407                         281,275
 Income taxes payable .....................     101,630                                                                    101,630
                                              ---------    ----------     ---------        -------       ----------      ---------
   Total liabilities.......................     101,630            --     1,566,713         97,513               --      1,765,856
                                              ---------    ----------     ---------        -------       ----------      ---------
STOCKHOLDERS' EQUITY
 Common stock .............................         740                                      3,003           (3,003)           740
 Additional paid-in capital ...............     102,600                       4,420          1,734           (6,154)       102,600
 Retained earnings ........................   1,101,799                   1,187,538          7,118       (1,194,656)     1,101,799
 Treasury stock ...........................     (75,630)                                                                   (75,630)
                                              ---------    ----------     ---------        -------       ----------      ---------
   Total equity............................   1,129,509            --     1,191,958         11,855       (1,203,813)     1,129,509
                                              ---------    ----------     ---------        -------       ----------      ---------
                                              1,231,139            --     2,758,671        109,368       (1,203,813)     2,895,365
                                              =========    ==========     =========        =======       ==========      =========

Consolidating Income Statement for the fiscal year ended October 31, 2003


                                                 Toll                                       Non-
                                              Brothers,    Subsidiary     Guarantor       Guarantor
                                                 Inc.        Issuer     Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                              ---------    ----------   ------------    ------------    ------------   ------------
Revenues:
 Home sales ...............................                               2,731,044                                      2,731,044
 Land sales ...............................                                  27,399                                         27,399
 Equity earnings ..........................                                     981                                            981
 Earnings from subsidiaries ...............    411,196                                                    (411,196)             --
 Other ....................................         (4)        22,157        14,534        31,841          (52,711)         15,817
                                               -------     ----------     ---------        ------         --------       ---------
                                               411,192         22,157     2,773,958        31,841         (463,907)      2,775,241
                                               -------     ----------     ---------        ------         --------       ---------
Costs and expenses:
 Cost of sales ............................                               1,991,979         2,903              432       1,995,314
 Selling, general and administrative ......         39            129       290,437        18,073          (20,341)        288,337
 Interest .................................                    22,028        73,154         1,685          (23,622)         73,245
 Expenses related to retirement of debt ...                                   7,192                                          7,192
                                               -------     ----------     ---------        ------         --------       ---------
                                                    39         22,157     2,362,762        22,661          (43,531)      2,364,088
                                               -------     ----------     ---------        ------         --------       ---------
Income before income taxes ................    411,153             --       411,196         9,180         (420,376)        411,153
Income taxes ..............................    151,333                      151,352         3,392         (154,744)        151,333
                                               -------     ----------     ---------        ------         --------       ---------
Net income ................................    259,820             --       259,844         5,788         (265,632)        259,820
                                               =======     ==========     =========        ======         ========       =========

Consolidating Statement of Income for the fiscal year ended October 31, 2002

                                                 Toll                                       Non-
                                              Brothers,    Subsidiary     Guarantor       Guarantor
                                                 Inc.        Issuer     Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                              ---------    ----------   ------------    ------------    ------------   ------------
Revenues:
 Home sales ...............................                               2,279,261                                      2,279,261
 Land sales ...............................                                  36,183                                         36,183
 Equity earnings ..........................                                   1,870                                          1,870
 Earnings from subsidiaries ...............    347,478                                                    (347,478)             --
Other .....................................                                  11,928        32,652          (32,922)         11,658
                                               -------     ----------     ---------        ------         --------       ---------
                                               347,478             --     2,329,242        32,652         (380,400)      2,328,972
                                               -------     ----------     ---------        ------         --------       ---------
Costs and expenses:
 Cost of sales ............................                               1,678,590        14,383          (11,971)      1,681,002
 Selling, general and administrative ......          6                      238,922        12,890          (15,695)        236,123
 Interest .................................        154                       64,254         1,008             (887)         64,529
                                               -------     ----------     ---------        ------         --------       ---------
                                                   160             --     1,981,766        28,281          (28,553)      1,981,654
                                               -------     ----------     ---------        ------         --------       ---------
Income before income taxes ................    347,318             --       347,476         4,371         (351,847)        347,318
Income taxes ..............................    127,431                      127,489         1,616         (129,105)        127,431
                                               -------     ----------     ---------        ------         --------       ---------
Net income ................................    219,887             --       219,987         2,755         (222,742)        219,887
                                               =======     ==========     =========        ======         ========       =========

Consolidating Statement of Income for the fiscal year ended October 31, 2001

                                                 Toll                                       Non-
                                              Brothers,    Subsidiary     Guarantor       Guarantor
                                                 Inc.        Issuer     Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                              ---------    ----------   ------------    ------------    ------------   ------------
Revenues:
 Home sales ...............................                               2,180,469                                      2,180,469
 Land sales ...............................                                  27,530                                         27,530
 Equity earnings ..........................                                   6,756                                          6,756
 Earnings from subsidiaries ...............    337,892                                                    (337,892)             --
Other .....................................                                  14,074        15,192          (14,416)         14,850
                                               -------     ----------     ---------        ------         --------       ---------
                                               337,892             --     2,228,829        15,192         (352,308)      2,229,605
                                               -------     ----------     ---------        ------         --------       ---------
Costs and expenses:
 Cost of sales ............................                               1,621,897         3,577           (1,734)      1,623,740
 Selling, general and administrative ......          3                      211,006         9,036          (10,316)        209,729
 Interest .................................                                  58,035           960             (748)         58,247
                                               -------     ----------     ---------        ------         --------       ---------
                                                     3             --     1,890,938        13,573          (12,798)      1,891,716
                                               -------     ----------     ---------        ------         --------       ---------
Income before income taxes ................    337,889             --       337,891         1,619         (339,510)        337,889
Income taxes ..............................    124,216                      123,996           597         (124,593)        124,216
                                               -------     ----------     ---------        ------         --------       ---------
Net income ................................    213,673             --       213,895         1,022         (214,917)        213,673
                                               =======     ==========     =========        ======         ========       =========

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2003

                                                 Toll                                       Non-
                                              Brothers,    Subsidiary     Guarantor       Guarantor
                                                 Inc.        Issuer     Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                              ---------    ----------   ------------    ------------    ------------   ------------
Cash flows from operating activities
Net income ................................     259,820                    259,844           5,788        (265,632)        259,820
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities
 Depreciation & amortization ..............                      209        10,617           1,249                          12,075
 Deferred income taxes ....................      19,835                                     (1,902)                         17,933
 Provision for write-offs .................                                  5,638                                           5,638
 Equity earnings ..........................                                   (981)                                           (981)
 Expenses related to retirement of debt ...                                  1,692                                           1,692
 Changes in operating assets and
   liabilities
   Increase in inventory...................                               (478,653)            175                        (478,478)
   Origination of mortgage loans...........                                               (714,505)                       (714,505)
   Sale of mortgage loans..................                                                718,761                         718,761
   Increase in receivables, prepaid expense
    and other..............................    (383,969)    (556,290)      652,349          (5,053)        265,632         (27,331)
   Increase in customer deposits...........                                 42,003                                          42,003
   Increase in accounts payable and
    accrued expenses.......................      10,823       11,907        62,686           9,055                          94,471
   Decrease in current taxes payable.......      22,337                                        494                          22,831
                                               --------     --------      --------        --------        --------      ----------
Net cash provided by (used in) operating
  activities ..............................     (71,154)    (544,174)      555,195          14,062              --         (46,071)
                                               --------     --------      --------        --------        --------      ----------
Cash flows from investing activities
 Purchase of property, construction
  & office equipment ......................                                (13,557)         (1,918)                        (15,475)
 Investment in unconsolidated entities ....                                (15,268)                                        (15,268)
 Distributions from unconsolidated
   entities ...............................                                  4,550                                           4,550
                                               --------     --------      --------        --------        --------      ----------
Net cash used in investing activities .....          --           --       (24,275)         (1,918)             --         (26,193)
                                               --------     --------      --------        --------        --------      ----------
Cash flows from financing activities
 Proceeds from loans payable ..............                                420,597         676,300                       1,096,897
 Principal payments on loans payable ......                               (434,256)       (682,791)                     (1,117,047)
 Net proceeds from public debt ............                  544,174                                                       544,174
 Redemption of public debt ................                               (200,000)                                       (200,000)
 Proceeds from stock-based benefit plans ..      10,478                                                                     10,478
 Proceeds from issuance of stock ..........      86,241                                                                     86,241
 Purchase of treasury shares ..............     (25,565)                                                                   (25,565)
                                               --------     --------      --------        --------        --------      ----------
Net cash provided by (used in) financing
  activities ..............................      71,154      544,174      (213,659)         (6,491)             --         395,178
                                               --------     --------      --------        --------        --------      ----------
Increase (decrease) in cash & equivalents .          --           --       317,261           5,653              --         322,914
Cash & equivalents, beginning of period ...                                 99,815           2,522                         102,337
                                               --------     --------      --------        --------        --------      ----------
Cash & equivalents, end of period .........          --           --       417,076           8,175              --         425,251
                                               ========     ========      ========        ========        ========      ==========

Consolidating Statement of Cash Flows for the Twelve Months ended October 31,
2002


                                                 Toll                                       Non-
                                              Brothers,    Subsidiary     Guarantor       Guarantor
                                                 Inc.        Issuer     Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                              ---------    ----------   ------------    ------------    ------------   ------------
Cash flows from operating activities
Net income ................................     219,887                    219,987           2,755        (222,742)       219,887
Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities
 Depreciation & amortization ..............                                  9,509             986                         10,495
 Deferred income taxes ....................       1,831                                                                     1,831
 Provision for write-offs .................                                  6,081                                          6,081
 Equity earnings ..........................                                 (1,870)                                        (1,870)
 Changes in operating assets and
   liabilities
   Increase in inventory ..................                               (360,552)            143                       (360,409)
   Origination of mortgage loans...........                                               (412,431)                      (412,431)
   Sale of mortgage loans..................                                                376,764                        376,764
   Increase in receivables, prepaid
    expense and other......................    (220,404)                   (11,207)        (18,561)        222,742        (27,430)
   Increase in customer deposits...........                                 32,929                                         32,929
   Increase in accounts payable and
    accrued expenses.......................       7,734                     22,531          22,496                         52,761
   Increase in current taxes payable.......       9,042                                                                     9,042
                                               --------    ----------     --------        --------        --------       --------
Net cash used in operating activities .....      18,090            --      (82,592)        (27,848)             --        (92,350)
                                               --------    ----------     --------        --------        --------       --------
Cash flows from investing activities
 Purchase of property, construction
  & office equipment ......................                                 (9,758)         (4,412)                       (14,170)
 Unconsolidated entities
   Investment in...........................                                (11,281)                                       (11,281)
   Distributions from......................                                  4,200                                          4,200
                                               --------    ----------     --------        --------        --------       --------
Net cash used in investing activities .....          --            --      (16,839)         (4,412)             --        (21,251)
                                               --------    ----------     --------        --------        --------       --------
Cash flows from financing activities
 Proceeds from loans payable ..............                                180,995         347,715                        528,710
 Principal payments on loans payable ......                               (310,931)       (316,339)                      (627,270)
 Net proceeds from public debt ............                                149,748                                        149,748
 Redemption of public debt
 Proceeds from stock-based benefit plans ..      12,997                                                                    12,997
 Purchase of treasury shares ..............     (31,087)                                                                  (31,087)
                                               --------    ----------     --------        --------        --------       --------
Net cash (used in) provided by financing
  activities...............................     (18,090)           --       19,812          31,376              --         33,098
                                               --------    ----------     --------        --------        --------       --------
Decrease in cash & equivalents ............          --            --      (79,619)           (884)             --        (80,503)
Cash & equivalents, beginning of period ...                                179,434           3,406                        182,840
                                               --------    ----------     --------        --------        --------       --------
Cash & equivalents, end of period .........          --            --       99,815           2,522              --        102,337
                                               ========    ==========     ========        ========        ========       ========

Consolidating Statement of Cash Flows for the Twelve Months ended October 31,
2001


                                                 Toll                                       Non-
                                              Brothers,    Subsidiary     Guarantor       Guarantor
                                                 Inc.        Issuer     Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                              ---------    ----------   ------------    ------------    ------------   ------------
Cash flows from operating activities
Net income ................................     213,673                    213,895           1,022        (214,917)       213,673
Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities
Depreciation & amortization ...............                                  8,845             511                          9,356
Deferred income taxes .....................       7,323                                                                     7,323
Provision for write-offs ..................                                 13,035                                         13,035
Equity earnings ...........................                                 (6,756)                                        (6,756)
Changes in operating assets and
  liabilities
 Decrease (increase) in inventory .........                               (457,142)            220                       (456,922)
 Origination of mortgage loans ............                                               (199,102)                      (199,102)
 Sale of mortgage loans ...................                                                183,449                        183,449
 Increase in receivables, prepaid expense
  and other................................    (177,507)                   (16,978)         (9,639)        214,917         10,793
 Decrease in customer deposits ............                                 (3,146)                                        (3,146)
 Increase in accounts payable and accrued
  expenses.................................       5,204                     64,941           1,631                         71,776
 Decrease in current taxes payable ........       8,142                                                                     8,142
                                               --------    ----------     --------        --------        --------       --------
Net cash provided by (used in) operating
  activities...............................      56,835            --     (183,306)        (21,908)             --       (148,379)
                                               --------    ----------     --------        --------        --------       --------
Cash flows from investing activities
 Purchase of property, construction
   & office equipment .....................                                (10,957)         (4,063)                       (15,020)
 Distributions from unconsolidated
  entities.................................                                 15,750                                         15,750
                                               --------    ----------     --------        --------        --------       --------
Net cash used in investing activities .....          --            --        4,793          (4,063)             --            730
                                               --------    ----------     --------        --------        --------       --------
Cash flows from financing activities
 Proceeds from loans payable ..............                                123,662          84,966                        208,628
 Principal payments on loans payable ......                               (119,731)        (60,363)                      (180,094)
 Net proceeds from public debt ............                                196,930                                        196,930
 Redemption of public debt ................                                                                                    --
 Proceeds from stock-based benefit plans ..      14,932                                                                    14,932
 Purchase of treasury shares ..............     (71,767)                                                                  (71,767)
                                               --------    ----------     --------        --------        --------       --------
Net cash (used in) provided by financing
  activities...............................     (56,835)           --      200,861          24,603              --        168,629
                                               --------    ----------     --------        --------        --------       --------
Increase (decrease) in cash & equivalents .          --            --       22,348          (1,368)             --         20,980
Cash & equivalents, beginning of period ...                                157,086           4,774                        161,860
                                               --------    ----------     --------        --------        --------       --------
Cash & equivalents, end of period .........          --            --      179,434           3,406              --        182,840
                                               ========    ==========     ========        ========        ========       ========

           Summary Consolidated Quarterly Financial Data (Unaudited)
                 (Amounts in thousands, except per share data)


                                                                                                     Three months ended
                                                                                         ------------------------------------------
                                                                                         Oct. 31     July 31    April 30    Jan. 31
                                                                                        --------    --------    --------   --------
Fiscal 2003:
 Revenue ............................................................................   $903,364    $693,685    $607,932   $570,260
 Gross profit .......................................................................   $256,157    $198,701    $167,595   $157,474
 Income before income taxes .........................................................   $147,762    $107,855    $ 83,616   $ 71,920
 Net Income .........................................................................   $ 93,382    $ 68,159    $ 52,865   $ 45,414
 Earnings per share*
   Basic.............................................................................   $   1.29    $   0.98    $   0.76   $   0.65
   Diluted...........................................................................   $   1.19    $   0.90    $   0.72   $   0.61
 Weighted average number of shares
   Basic.............................................................................     72,564      69,848      69,859     70,407
   Diluted...........................................................................     78,722      75,534      73,601     74,308
Fiscal 2002:
 Revenue ............................................................................   $705,590    $580,707    $550,496   $492,179
 Gross profit .......................................................................   $192,433    $162,103    $156,897   $136,537
 Income before income taxes .........................................................   $109,905    $ 84,603    $ 82,826   $ 69,984
 Net Income .........................................................................   $ 69,383    $ 53,500    $ 52,510   $ 44,494
 Earnings per share*
   Basic.............................................................................   $   0.99    $   0.76    $   0.74   $   0.63
   Diluted...........................................................................   $   0.93    $   0.70    $   0.69   $   0.60
 Weighted average number of shares
   Basic.............................................................................     70,204      70,835      70,849     70,001
   Diluted...........................................................................     74,752      76,685      76,237     74,244

---------------
* Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year. Share and per share amounts have been adjusted for a two-for-one stock split in March 2002.

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in thousands)

                                                                Balance at      Charged       Charged                   Balance
                                                                 Beginning      to Costs     to other                   at End
Description                                                      of Period    and Expenses   Accounts    Deductions    of Period
 --------------------------------------                         ----------    ------------   --------    ----------    ---------
Net realizable value reserves for inventory
  of land and land development costs:
Year ended
 October 31, 2001:
   New Jersey................................................     $3,708                       3,708                         --
Year ended
 October 31, 2002:
   New Jersey................................................         --                                                     --
Year ended
 October 31, 2003:
   New Jersey................................................         --                                                     --