Form 10-Q
period 2004-01-31
TOLL BROTHERS INC
filed 2004-03-15
CIK 794170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO_______

Commission file number     1-9186

Toll Brothers, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2416878 (I.R.S. Employer Identification No.)

3103 Philmont Avenue, Huntingdon Valley, Pennsylvania (Address of principal executive offices)	19006 (Zip Code)

(215) 938-8000
(Registrant’s telephone number, including area code)

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

Yes           No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes           No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value: 74,378,434 shares March 5, 2004.

TOLL BROTHERS, INC. AND SUBSIDIARIES
INDEX

Back to Contents

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included herein and in our other reports, SEC filings, statements and presentations is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning our anticipated operating results, financial resources, changes in revenues, changes in profitability, anticipated income to be realized from our investments in joint ventures and the Toll Brothers Realty Trust Group, interest expense, growth and expansion, ability to acquire land, ability to sell homes and properties, ability to deliver homes from backlog, ability to gain approvals and to open new communities, ability to secure materials and subcontractors, average delivered prices of homes, ability to maintain the liquidity and capital necessary to expand and take advantage of future opportunities and stock market valuations. In some cases you can identify those so called forward-looking statements by words such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project,” “intend,” “can,” “could,” “might,” or “continue” or the negative of those words or other comparable words. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in our other reports, SEC filings, statements and presentations. These risks and uncertainties include local, regional and national economic and political conditions, the consequences of any future terrorist attacks such as those that occurred on September 11, 2001, the effects of governmental regulation, the competitive environment in which we operate, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, the availability of capital, fluctuations in capital and securities markets, the availability and cost of labor and materials, and weather conditions.

Additional information concerning potential factors that we believe could cause our actual results to differ materially from expected and historical results is included under the caption “Factors That May Affect Our Future Results” in Item 1 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2003. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

When this report uses the words “we,” “us,” and “our,” they refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires.

Back to Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	January 31,	October 31,
	2004	2003

	(Unaudited)
ASSETS
Cash and cash equivalents	$245,623	$425,251
Inventory	3,272,560	3,080,349
Property, construction and office equipment, net	44,756	43,711
Receivables, prepaid expenses and other assets	119,631	113,633
Mortgage loans receivable	44,676	57,500
Customer deposits held in escrow	34,653	31,547
Investments in and advances to unconsolidated entities	64,976	35,400

	$3,826,875	$3,787,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable	$279,933	$281,697
Senior notes	546,744	546,669
Senior subordinated notes	620,000	620,000
Mortgage company warehouse loan	37,137	49,939
Customer deposits	197,782	176,710
Accounts payable	143,520	151,730
Accrued expenses	330,529	346,944
Income taxes payable	122,032	137,074

Total liabilities	2,277,677	2,310,763

Stockholders’ equity:
Preferred stock, none issued
Common stock, 77,002 shares issued at January 31, 2004 and October 31, 2003	770	770
Additional paid-in capital	202,317	190,596
Retained earnings	1,411,703	1,361,619
Treasury stock, at cost – 2,812 shares and 3,680 shares at January 31, 2004 and October 31, 2003, respectively	(65,592)	(76,357)

Total stockholders’ equity	1,549,198	1,476,628

	$3,826,875	$3,787,391

See accompanying notes

Back to Contents

TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarter ended January 31,
	2004	2003

Revenues:
Home sales	$589,577	$557,886
Land sales	5,987	9,434
Equity earnings in unconsolidated entities	665	253
Interest and other	1,683	2,687

	597,912	570,260

Costs and expenses:
Home sales	422,428	405,172
Land sales	5,303	7,614
Selling, general and administrative	76,653	65,623
Interest	14,558	16,041
Expenses related to early retirement of debt	—	3,890

	518,942	498,340

Income before income taxes	78,970	71,920
Income taxes	28,886	26,506

Net income	$50,084	$45,414

Earnings per share:
Basic	$0.68	$0.65

Diluted	$0.62	$0.61

Weighted average number of shares:
Basic	73,839	70,407
Diluted	80,819	74,308

See accompanying notes

Back to Contents

TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months ended January 31,
	2004	2003

Cash flow from operating activities:
Net income	$50,084	$45,414
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,563	3,045
Equity earnings in unconsolidated entities	(665)	(253)
Deferred tax provision	1,436	166
Provision for inventory write-offs	897	280
Write-off of unamortized debt discount and financing costs	—	973
Changes in operating assets and liabilities
Increase in inventory	(191,038)	(161,376)
Origination of mortgage loans	(114,319)	(127,283)
Sale of mortgage loans	127,143	131,412
(Increase) decrease in receivables, prepaid expenses and other assets	(9,808)	2,694
(Decrease) increase in customer deposits	21,072	(473)
(Decrease) increase in accounts payable and accrued expenses	(4,337)	43,943
Decrease in current income taxes payable	(11,526)	(9,377)

Net cash used in operating activities	(127,498)	(70,835)

Cash flow from investing activities:
Purchase of property and equipment, net	(3,829)	(4,144)
Investments in and advances to unconsolidated entities	(27,616)	(3,267)
Distributions from unconsolidated entities	2,450	1,050

Net cash used in investing activities	(28,995)	(6,361)

Cash flow from financing activities:
Proceeds from loans payable	172,259	274,766
Principal payments of loans payable	(192,639)	(286,573)
Net proceeds from issuance of public debt	—	297,885
Redemption of senior subordinated notes	—	(100,000)
Proceeds from stock based benefit plans	6,095	377
Purchase of treasury stock	(8,850)	(5,209)

Net cash (used in) provided by financing activities	(23,135)	181,246

Net (decrease) increase in cash and cash equivalents	(179,628)	104,050
Cash and cash equivalents, beginning of period	425,251	102,337

Cash and cash equivalents, end of period	$245,623	$206,387

See accompanying notes

Back to Contents

TOLL BROTHERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The October 31, 2003 balance sheet amounts and disclosures included herein have been derived from our October 31, 2003 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, we suggest that they be read in conjunction with the financial statements and notes thereto included in our October 31, 2003 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position as of January 31, 2004, the results of our operations for the three months ended January 31, 2004 and 2003 and our cash flows for the three months ended January 31, 2004 and 2003. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

The FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” A Variable Interest Entity (“VIE”) is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE must consolidate the VIE. FIN 46 is effective immediately for VIEs created after January 31, 2003. For VIEs created on or before January 31, 2003, FIN 46 must be applied at the beginning of our quarter ending April 30, 2004. FIN 46 may apply to certain of our option contracts to acquire land that we entered into prior to January 31, 2003. We are in the process of evaluating the applicability of FIN 46 to these contracts. The adoption of FIN 46 for VIEs created after January 31, 2003, did not have a material effect on our financial position and results of operations and we do not believe that it will have a material effect on our financial position or results of operations for entities created prior to January 31, 2003.

2. Inventory

Inventory consisted of the following (amounts in thousands):

	January 31,	October 31,
	2004	2003

Land and land development costs	$940,874	$1,115,805
Construction in progress	1,945,061	1,609,314
Sample homes and sales offices	197,368	188,592
Land deposits and costs of future development	177,857	155,649
Other	11,400	10,989

	$3,272,560	$3,080,349

Construction in progress includes the cost of homes under construction, land and land development costs and the carrying costs of lots that have been substantially improved.

Back to Contents

We capitalize certain interest costs to inventory during the development and construction period. Capitalized interest is charged to interest expense when the related inventory is delivered. Interest incurred, capitalized and expensed for the three months ended January 31, 2004 and 2003 is summarized as follows (amounts in thousands):

	2004	2003

Interest capitalized, beginning of period	$154,314	$123,637
Interest incurred	28,240	25,782
Interest expensed	(14,558)	(16,041)
Write-off to cost and expenses	(168)	(64)

Interest capitalized, end of period	$167,828	$133,314

3. Earnings per Share Information

Information pertaining to the calculation of earnings per share for the three months ended January 31, 2004 and 2003 is as follows (amounts in thousands):

	2004	2003

Basic weighted average shares	73,839	70,407
Common stock equivalents	6,980	3,901

Diluted weighted average shares	80,819	74,308

4. Stock Repurchase Program

Our Board of Directors authorized the repurchase of up to 10 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. During the three months ended January 31, 2004, we repurchased approximately 237,000 shares at an average price of $37.36 per share. At January 31, 2004, we had approximately 9.6 million shares remaining under the repurchase authorization.

5. Warranty Costs

We accrue for the expected warranty costs at the time each home is closed and title and possession have been transferred to the homebuyer. Costs are accrued based upon historical experience. Changes in the warranty accrual for the three-month periods ended January 31, 2004 and 2003 are as follows (amounts in thousands):

	2004	2003

Balance, beginning of period	$33,752	$29,197
Additions	3,885	4,346
Charges incurred	(3,610)	(3,638)

Balance, end of period	$34,027	$29,905

6. Stock Based Benefit Plans

SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, requires the disclosure of the estimated value of employee option grants and their impact on net income using option pricing models that are designed to estimate the value of options that, unlike employee stock options, can be traded at any time and are transferable. In addition to restrictions on trading, employee stock options may include other restrictions such as vesting periods and periods of time when they cannot be exercised. Further, such models require the input of highly subjective assumptions, including the expected volatility of the stock price. Therefore, in management’s opinion, the existing models do not provide a reliable single measure of the value of employee stock options.

Back to Contents

For the purposes of providing the pro forma disclosures, the fair value of options granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in each of the three-month periods ended January 31, 2004 and 2003.

	2004	2003

Risk-free interest rate	3.73%	3.53%
Expected life (years)	7.0	7.1
Volatility	42.97%	43.37%
Dividends	None	None

Net income and net income per share as reported in these condensed consolidated financial statements and on a pro forma basis, as if the fair-value-based method described in SFAS No. 123 had been adopted, for the three-month periods ended January 31, 2004 and 2003, were as follows (amounts in thousands, except per share amounts):

		2004	2003

Net income	As reported	$50,084	$45,414
	Pro forma	$46,390	$41,817
Basic net income per share	As reported	$0.68	$0.65
	Pro forma	0.63	$0.59
Diluted net income per share	As reported	$0.62	$0.61
	Pro forma	0.57	$0.56
Weighted-average grant date fair value per share of options granted		$19.47	$10.24

7. Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for the three months ended January 31, 2004 and 2003 (amounts in thousands):

	2004	2003

Cash flow information:
Interest paid, net of amount capitalized	$10,045	$5,088

Income taxes paid	$38,984	$34,168

Non-cash activity:
Cost of inventory acquired through seller financing	$5,816	$4,038

Income tax benefit related to exercise of employee stock options	$4,952	$108

Stock bonus awards	$20,288	$9,643

8. Commitments and Contingencies

At January 31, 2004, we had agreements to purchase land for future development with an aggregate purchase price of approximately $1.4 billion, of which $99.1 million had been paid or deposited. Purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers.

At January 31, 2004, we had outstanding surety bonds amounting to approximately $657.7 million related primarily to our obligations to various governmental entities to construct improvements in our various communities. We estimate that approximately $296.3 million of work remains on these improvements. We have an additional $65.0 million of surety bonds outstanding which guarantee other of our obligations. We do not believe that any outstanding bonds will likely be drawn upon.

At January 31, 2004, we had agreements of sale outstanding to deliver 5,094 homes with an aggregate sales value of approximately $2.95 billion.

At January 31, 2004, we were committed to provide approximately $513 million of mortgage loans to our home buyers and to others. All loans with committed interest rates are covered by take-out commitments

Back to Contents

from third-party lenders, which minimizes our interest rate risk. We also arrange a variety of mortgage programs that are offered to our home buyers through outside mortgage lenders.

We have a $575 million unsecured revolving credit facility with 17 banks that extends through March 2006. Interest is payable on borrowings under the facility at 0.75% (subject to adjustment based upon our debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. We had no outstanding borrowings against the facility at January 31, 2004. At January 31, 2004, letters of credit and obligations under escrow agreements of approximately $119.7 million were outstanding under the facility. Under the terms of the revolving credit agreement, we are not permitted to allow our maximum leverage ratio (as defined in the agreement) to exceed 2.00 to 1.00 and, at January 31, 2004, we were required to maintain a minimum tangible net worth (as defined in the agreement) of approximately $947 million. At January 31, 2004, our leverage ratio was approximately .67 to 1.00 and our tangible net worth was approximately $1.57 billion. Based upon the minimum tangible net worth requirement, our ability to pay dividends and repurchase our common stock was limited to approximately $623 million at January 31, 2004.

We have an unsecured term loan of $222.5 million from 11 banks at a weighted-average interest rate of 7.43% repayable in July 2005. Under the terms of the term loan agreement, we are not permitted to allow our maximum leverage ratio (as defined in the agreement) to exceed 2.25 to 1.00 and, at January 31, 2004, we were required to maintain a minimum tangible net worth (as defined in the agreement) of approximately $768 million. At January 31, 2004, our leverage ratio was approximately .67 to 1.00 and our tangible net worth was approximately $1.58 billion.

We are involved in various claims and litigation arising in the ordinary course of business. We believe that the disposition of these matters will not have a material effect on our business or on our financial condition.

9. Subsequent Event

In March 2004, Toll Brothers Finance Corp., one of our wholly-owned subsidiaries, agreed to sell $300 million of 4.95% Senior Notes due 2014 in a private placement under Rule 144A of the Securities Act of 1933, as amended. The obligations of Toll Brothers Finance Corp. to pay principal, premiums, if any, and interest will be guaranteed jointly and severally on a senior basis by us and substantially all of our home building subsidiaries. The guarantees are full and unconditional. Our non-homebuilding subsidiaries will not guarantee the debt. We have agreed to file a registration statement enabling the holders of the senior notes to exchange the notes for publicly registered notes. We intend to use the proceeds from the senior notes to redeem all of our outstanding $170 million 8 1/8% Senior Subordinated Notes due 2009 at 104.0625% of principal amount. The redemption will result in a pre-tax charge in our quarter ending April 30, 2004 of approximately $7.8 million which represents the call premium and the write-off of the unamortized issuance costs. We expect the sale of the senior notes to be completed on March 16, 2004.

10. Supplemental Guarantor Information

Toll Brothers Finance Corp. (the “Subsidiary Issuer”), one of our wholly-owned subsidiaries, issued $300 million of 6.875% Senior Notes due 2012 on November 22, 2002 and $250 million of 5.95% Senior Notes due 2013 on September 3, 2003. The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest was guaranteed jointly and severally on a senior basis by us and substantially all of our wholly-owned homebuilding subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional. Our non-homebuilding subsidiaries (the “Non-Guarantor Subsidiaries”) did not guarantee the debt. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such disclosures would not be material to investors. Prior to the senior debt issuances, the Subsidiary Issuer did not have any operations.

Back to Contents

Supplemental consolidating financial information of Toll Brothers, Inc., the Subsidiary Issuer, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at Toll Brothers, Inc. on a consolidated basis follow:

Consolidating Balance Sheet at January 31, 2004 ($ in thousands)

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash & cash equivalents			237,191	8,432		245,623
Inventory			3,272,412	148		3,272,560
Property, construction & office equipment – net			34,749	10,007		44,756
Receivables, prepaid expenses and other assets		3,593	78,989	49,093	(12,044)	119,631
Mortgage loans receivable				44,676		44,676
Customer deposits held in escrow			34,653			34,653
Investments in & advances to unconsolidated entities			64,976			64,976
Investments in & advances to consolidated entities	1,672,629	554,423	(702,830)	(4,053)	(1,520,169)	—

	1,672,629	558,016	3,020,140	108,303	(1,532,213)	3,826,875

LIABILITIES & STOCKHOLDERS’ EQUITY

LIABILITIES
Loans payable			275,473	4,460		279,933
Senior notes		546,744				546,744
Senior subordinated notes			620,000			620,000
Mortgage company warehouse loan				37,137		37,137
Customer deposits			197,782			197,782
Accounts payable			143,512	8		143,520
Accrued expenses		11,272	281,642	49,764	(12,149)	330,529
Income taxes payable	123,431			(1,399)		122,032

Total liabilities	123,431	558,016	1,518,409	89,970	(12,149)	2,277,677

STOCKHOLDERS’ EQUITY
Common stock	770			3,003	(3,003)	770
Additional paid-in capital	202,317		4,420	1,734	(6,154)	202,317
Retained earnings	1,411,703		1,497,311	13,596	(1,510,907)	1,411,703
Treasury stock	(65,592)					(65,592)

Total equity	1,549,198	—	1,501,731	18,333	(1,520,064)	1,549,198

	1,672,629	558,016	3,020,140	108,303	(1,532,213)	3,826,875

Back to Contents

Consolidating Balance Sheet at October 31, 2003 ($ in thousands)

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash & cash equivalents			417,076	8,175		425,251
Inventory			3,080,171	178		3,080,349
Property, construction & office equipment – net			33,582	10,129		43,711
Receivables, prepaid expenses and other assets		3,498	77,643	42,890	(10,398)	113,633
Mortgage loans receivable				57,500		57,500
Customer deposits held in escrow			31,547			31,547
Investments in & advances to unconsolidated entities			35,400			35,400
Investments in & advances to consolidated entities	1,615,110	555,078	(698,225)	(2,403)	(1,469,560)	—

	1,615,110	558,576	2,977,194	116,469	(1,479,958)	3,787,391

LIABILITIES & STOCKHOLDERS’ EQUITY

LIABILITIES
Loans payable			277,087	4,610		281,697
Senior notes		546,669				546,669
Senior subordinated notes			620,000			620,000
Mortgage company warehouse loan				49,939		49,939
Customer deposits			176,710			176,710
Accounts payable			151,722	8		151,730
Accrued expenses		11,907	300,028	45,521	(10,512)	346,944
Income taxes payable	138,482			(1,408)		137,074

Total liabilities	138,482	558,576	1,525,547	98,670	(10,512)	2,310,763

STOCKHOLDERS’ EQUITY
Common stock	770			3,003	(3,003)	770
Additional paid-in capital	190,596		4,420	1,734	(6,154)	190,596
Retained earnings	1,361,619		1,447,227	13,062	(1,460,289)	1,361,619
Treasury stock	(76,357)					(76,357)

Total equity	1,476,628	—	1,451,647	17,799	(1,469,446)	1,476,628

	1,615,110	558,576	2,977,194	116,469	(1,479,958)	3,787,391

Back to Contents

Consolidating Statement of Income for the Three Months ended January 31, 2004 ($ in thousands)

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Home sales			589,577			589,577
Land sales			5,987			5,987
Equity earnings			665			665
Earnings from Subsidiaries	78,970				(78,970)	—
Other		9,847	1,390	6,347	(15,901)	1,683

	78,970	9,847	597,619	6,347	(94,871)	597,912

Costs and expenses:
Cost of sales			427,182	849	(300)	427,731
Selling, general and administrative		96	76,931	4,436	(4,810)	76,653
Interest		9,751	14,536	215	(9,944)	14,558

	—	9,847	518,649	5,500	(15,054)	518,942

Income before income taxes	78,970	—	78,970	847	(79,817)	78,970
Income taxes	28,886		28,886	313	(29,199)	28,886

Net income	50,084	—	50,084	534	(50,618)	50,084

Consolidating Statement of Income for the Three Months ended January 31, 2003 ($ in thousands)

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Home sales			557,886			557,886
Land sales			9,434			9,434
Equity earnings			253			253
Earnings from Subsidiaries	71,920				(71,920)	—
Other		3,947	2,461	6,866	(10,587)	2,687

	71,920	3,947	570,034	6,866	(82,507)	570,260

Costs and expenses:
Cost of sales			411,973	754	59	412,786
Selling, general and administrative		14	66,236	3,892	(4,519)	65,623
Interest		3,933	16,015	346	(4,253)	16,041
Expenses related to early retirement of debt			3,890			3,890

	—	3,947	498,114	4,992	(8,713)	498,340

Income before income taxes	71,920	—	71,920	1,874	(73,794)	71,920
Income taxes	26,506		26,506	692	(27,198)	26,506

Net income	45,414	—	45,414	1,182	(46,596)	45,414

Back to Contents

Consolidating Statement of Cash Flows for the Three Months ended January 31, 2004 ($ in thousands)

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities
Net income	50,084		50,084	534	(50,618)	50,084
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation & amortization		75	3,054	434		3,563
Equity earnings			(665)			(665)
Deferred income taxes	1,436					1,436
Provision for inventory write-offs			897			897
Changes in operating assets and liabilities
Increase in inventory			(191,068)	30		(191,038)
Origination of mortgage loans				(114,319)		(114,319)
Sale of mortgage loans				127,143		127,143
Increase in receivables, prepaid expense and other	(57,519)	560	(552)	(4,552)	52,255	(9,808)
Increase in customer deposits			21,072			21,072
Increase in accounts payable and accrued expenses	20,288	(635)	(26,596)	4,243	(1,637)	(4,337)
Decrease in current taxes payable	(11,534)			8		(11,526)

Net cash provided by (used in) operating activities	2,755	—	(143,774)	13,521	—	(127,498)

Cash flows from investing activities
Purchase of property, and equipment, net			(3,517)	(312)		(3,829)
Investments in unconsolidated entities			(27,616)			(27,616)
Distributions from unconsolidated entities			2,450			2,450

Net cash used in investing activities	—	—	(28,683)	(312)	—	(28,995)

Cash flows from financing activities
Proceeds from loans payable			80,700	91,559		172,259
Principal payments on loans payable			(88,128)	(104,511)		(192,639)
Proceeds from stock-based benefit plans	6,095					6,095
Purchase of treasury shares	(8,850)					(8,850)

Net cash used in financing activities	(2,755)	—	(7,428)	(12,952)	—	(23,135)

(Decrease) increase in cash & equivalents	—	—	(179,885)	257	—	(179,628)
Cash & equivalents, beginning of period			417,076	8,175		425,251

Cash & equivalents, end of period	—	—	237,191	8,432	—	245,623

Back to Contents

Consolidating Statement of Cash Flows for the Three Months ended January 31, 2003 ($ in thousands)

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities
Net income	45,414		45,414	1,182	(46,596)	45,414
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation & amortization		37	2,516	492		3,045
Equity earnings			(253)			(253)
Deferred income taxes	1,586			(1,420)		166
Provision for inventory write-offs			280			280
Write-off of unamortized debt discount and financing costs			973			973
Changes in operating assets and liabilities
Increase in inventory			(161,350)	(26)		(161,376)
Origination of mortgage loans				(127,283)		(127,283)
Sale of mortgage loans				131,412		131,412
Increase in receivables, prepaid expense and other	(42,596)	(301,818)	304,922	(4,410)	46,596	2,694
Increase in customer deposits			(473)			(473)
Increase in accounts payable and accrued expenses	9,643	3,896	22,963	7,441		43,943
Decrease in current taxes payable	(9,215)			(162)		(9,377)

Net cash provided by (used in) operating activities	4,832	(297,885)	214,992	7,226	—	(70,835)

Cash flows from investing activities
Purchase of property and equipment, net			(3,747)	(397)		(4,144)
Investments in unconsolidated entities			(3,267)			(3,267)
Distributions from unconsolidated entities			1,050			1,050

Net cash used in investing activities	—	—	(5,964)	(397)	—	(6,361)

Cash flows from financing activities
Proceeds from loans payable			160,174	114,592		274,766
Principal payments on loans payable			(166,311)	(120,262)		(286,573)
Net proceeds from public debt		297,885				297,885
Redemption of subordinated debt			(100,000)			(100,000)
Proceeds from stock-based benefit plans	377					377
Purchase of treasury shares	(5,209)					(5,209)

Net cash provided by financing activities	(4,832)	297,885	(106,137)	(5,670)	—	181,246

Increase in cash and equivalents	—	—	102,891	1,159	—	104,050
Cash & equivalents, beginning of period			99,815	2,522		102,337

Cash & equivalents, end of period	—	—	202,706	3,681	—	206,387

Back to Contents

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Home sales revenues in the first quarter of fiscal 2004 increased by 6% and net income increased by 10% over the comparable quarter of fiscal 2003. In addition, our backlog of homes under contract but not yet delivered to home buyers (“backlog”) at January 31, 2004 was 56% higher than our backlog at January 31, 2003 and 12% higher than our backlog at October 31, 2003. First quarter fiscal 2004 contracts of $904 million (1,517 homes) represent a 54% increase over the $586 million (1,066 homes) of contracts signed in the first quarter of fiscal 2003.

The adverse weather conditions in many of our markets delayed the delivery of homes which resulted in our delivering slightly less than the low end of our estimated range of deliveries for the quarter that we gave to the public in early December. The adverse weather that we encountered during the first quarter of fiscal 2004 impacted the start and delivery of homes as utility companies were preoccupied with more immediate crises than installing utilities for new homes, building inspectors were unable to grant approvals on a timely basis and subcontractors were unable to complete the work according to schedule. In addition, government approvals for items such as septic systems, minor framing modifications and final inspections are continuing to become more difficult and time-consuming to secure. Based on the ongoing effects of the weather and the lengthening time it takes to build homes due to government regulation, we are reducing the range of estimated fiscal 2004 deliveries to between 5,900 and 6,200 homes in fiscal 2004 compared to the 4,911 homes that we delivered in fiscal 2003. While these factors make it more difficult for us, we believe we are in a unique position because we generally contract for homes before we build them. When homes scheduled for delivery in a particular quarter are not delivered until a subsequent quarter, the revenues are not lost, just postponed.

Our traffic and non-binding reservation deposits, which are leading indicators of future contracts and revenues, increased by more than 50% in the 12 weeks ended March 7, 2004. These indicators, coupled with the expected new community openings during the remainder of fiscal 2004, give us reason to believe that fiscal 2005 will be another record year.

We currently own or control over 51,000 home sites in 44 affluent markets, a substantial number of which already have the necessary development approvals. We believe that as the approval process becomes more difficult, and as the political pressure from no-growth proponents increases, our expertise in taking land through the approval process and our already approved land positions will allow us to continue to grow in fiscal 2005 and beyond. Because of the strong demand for our homes, we have been able to increase the base selling prices in many of our communities during the past several years.

Because of the length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and build and deliver a home after a home buyer signs an agreement of sale, we and other home builders are subject to many risks. We attempt to reduce risks by: controlling land for future development through options whenever possible, thus allowing us to obtain the necessary governmental approvals before acquiring title to the land; generally commencing construction of a home only after executing an agreement of sale with a buyer; and generally using subcontractors to perform home construction and land development work on a fixed-price basis.

Our revenues have grown on average over 20% per year in the last decade. We have funded this growth through the reinvestment of profits, bank borrowings and capital market transactions. At January 31, 2004, we had $246 million of cash and cash equivalents and approximately $455 million available under our bank revolving credit facility. With these resources, our strong cash flow from operations before inventory growth and our history of success in accessing the public debt markets, we believe we have the resources available to continue to grow in fiscal 2004 and beyond.

Back to Contents

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventory

Inventory is stated at the lower of cost or fair value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In addition to direct acquisition, land development and home construction costs, costs include interest, real estate taxes and direct overhead costs related to development and construction, which are capitalized to inventories during the period beginning with the commencement of development and ending with the completion of construction.

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

In addition, we review all land held for future communities or future sections of current communities, whether owned or under contract, to determine whether or not we expect to proceed with the development of the land as planned. Based upon this review, we decide: (a) as to land that is under a purchase contract but not owned, whether the contract will likely be terminated or renegotiated; and (b) as to land we own, whether the land will likely be developed as contemplated or in an alternative manner, or should be sold. We then further determine which costs that have been capitalized to the property are recoverable and which costs should be written off.

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

Use of Estimates

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

Back to Contents

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

We are obligated to purchase 180 lots from one of the joint ventures in which we have an interest, 45 of which we have purchased to date. We have the right to purchase up to 385 lots from the second venture of which we purchased 106 lots as of January 31, 2004. The third venture has sold all the land that it owned and is currently in the process of completing the final land improvements on the site, which could take 12 months or more to complete. Two of the joint ventures participate in the profits earned from home sales on lots sold by the ventures above certain agreed upon levels. At January 31, 2004, we had approximately $27.9 million invested in or advanced to the three joint ventures and were committed to contribute additional capital in an aggregate amount of approximately $20.1 million if the joint ventures require it.

In addition, we have a minority interest in a joint venture, with unrelated third parties that is building The Sky Club, a 326-unit, 17-story two-tower structure, located in Hoboken, New Jersey. At January 31, 2004, our investment in this joint venture was $4.0 million. We do not have any commitment to contribute additional capital to this joint venture.

In January 2004, we entered into a joint venture, in which we have a 50% interest, with another builder to develop an 832-home luxury condominium community on the Hoboken, New Jersey waterfront. At January 31, 2004, we had investments and advances to the venture of $26.0 million and are committed to make up to $4.5 million of additional investments and advances to it. In addition, we and our joint venture partner each have guaranteed $7.5 million of principal amount of one of the loans obtained by this joint venture.

We also own 50% of a joint venture with an unrelated third party that is currently selling and building an active-adult, age-qualified community. At January 31, 2004, our investment in this joint venture was $1.4 million. We do not have any commitment to contribute additional capital to this joint venture.

To take advantage of commercial real estate opportunities, Toll Brothers Realty Trust Group (the “Trust”) was formed in 1998. The Trust is effectively owned one-third by us, one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Zvi Barzilay (and members of his family), Joel H. Rassman, and other members of our senior management, and one-third by the Pennsylvania State Employees Retirement System. We provide development, finance and management services to the Trust and receive fees for our services. The Trust currently owns and operates several office buildings and an 806-unit apartment complex which it developed in Virginia, and is currently building a 635-unit apartment complex in New Jersey. At January 31, 2004, our investment in the Trust was $5.7 million. The Trust has a $25 million revolving credit facility that extends through June 2005. As collateral for this facility, we and the other groups of investors each entered into a subscription agreement whereby each group of investors agreed to invest up to an additional $9.3 million if required by the Trust. The subscription agreements expire in August 2005.

Other than the guarantee discussed above, we do not currently guarantee any indebtedness of the joint ventures or the Trust. Our total commitment to these entities is not material to our financial condition. These investments are accounted for on the equity method.

Back to Contents

RESULTS OF OPERATIONS

The following table sets forth, for the three-month periods ended January 31, 2004 and 2003, a comparison of certain income statement items related to our operations ($ in millions):

	2004		2003
	$	%	$	%

Home sales
Revenues	589.6		557.9
Cost of sales	422.4	71.6%	405.2	72.6%
Land sales
Revenues	6.0		9.4
Cost of sales	5.3	88.6%	7.6	80.7%
Equity earnings in unconsolidated entities	0.7		0.3
Interest and other	1.7		2.7
Total revenues	597.9		570.3
Selling, general and administrative expenses*	76.7	12.8%	65.6	11.5%
Interest expense*	14.6	2.4%	16.0	2.8%
Expenses related to early retirement of debt*	—		3.9	0.7%
Total costs and expenses*	518.9	86.8%	498.3	87.4%
Income before income taxes*	79.0	13.2%	71.9	12.6%
Income taxes	28.9		26.5
Net income*	50.1	8.4%	45.4	8.0%

*	Percentages are based on total revenues. Amounts may not add due to rounding.

HOME SALES

Home sales revenues for the three months ended January 31, 2004 of $589.6 million (1,085 homes) were approximately 6% higher than those for the three months ended January 31, 2003 of $557.9 million (1,036 homes). The increase was attributable to a 5% increase in the number of homes delivered and a 1% increase in the average price of the homes delivered. The increase in the average price of the homes delivered in the fiscal 2004 period was the result of increased selling prices and a shift in the location of homes delivered to more expensive areas offset by a change in product mix to smaller, lower priced product (multi-family and age-qualified product). The increase in the number of homes delivered in the three-month period of fiscal 2004 was primarily due to the higher backlog of homes at October 31, 2003 as compared to October 31, 2002 which was primarily the result of a 20% increase in the number of new contracts signed in fiscal 2003 over fiscal 2002.

The value of new sales contracts signed was $904.4 million (1,517 homes) in the three months ended January 31, 2004, a 54% increase over the $586.2 million (1,066 homes) signed in the comparable period of fiscal 2003. This increase was attributable to a 42% increase in the number of units sold and a 8% increase in the average selling price of the homes (due primarily to the location and size of homes sold and increases in base selling prices). The increase in the number of units sold was attributable to the continued demand for our product and an increase in the number of communities from which we were selling. At January 31, 2004, we were selling from 205 communities compared to 172 communities at January 31, 2003 and 200 communities at October 31, 2003.

We believe that the continued demand for our product is attributable to an increase in the number of affluent households, the maturation of the baby boom generation, a constricted supply of available new home sites, attractive mortgage rates and the belief of potential customers that the purchase of a home is a stable investment. At January 31, 2004, we had over 51,000 home sites under our control nationwide in markets we consider to be affluent.

At January 31, 2004, our backlog of homes under contract was $2.95 billion (5,094 homes), 56% higher than the $1.89 billion (3,387 homes) backlog at January 31, 2003. The increase in backlog at January 31,

Back to Contents

2004 compared to the backlog at January 31, 2003 was primarily attributable to a higher backlog at October 31, 2003 as compared to the backlog at October 31, 2002 and the increase in the value and number of new contracts signed in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003, offset, in part, by the higher deliveries in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. Based on the size of our current backlog, the continued demand for our product, the increased number of selling communities from which we are operating and the additional communities we expect to open in the coming months, we believe that we will deliver between 5,900 and 6,200 homes in fiscal 2004 and that the average delivered price of those homes will be between $550,000 and $560,000.

Home costs as a percentage of home sales revenues decreased in the three-month period ended January 31, 2004 as compared to the comparable period of fiscal 2003. The decrease was largely the result of improved construction efficiencies and selling prices increasing at a greater rate than costs, offset, in part, by higher land and improvement costs and higher inventory write-offs. We incurred $897,000 in write-offs in the three-month period ended January 31, 2004 as compared to $280,000 in the comparable period of fiscal 2003. For the full 2004 fiscal year, we expect that home costs will decrease slightly as a percentage of home sales revenues due primarily to selling prices increasing faster than construction costs.

LAND SALES

We have several communities in which we are selling land to other builders. The amount of land sales will vary from quarter to quarter depending upon the scheduled timing of the delivery of the land parcels. Land sales amounted to $6.0 million for the three months ended January 31, 2004 as compared to $9.4 million for the comparable period of fiscal 2003. Land cost as a percentage of revenues increased to 88.6% in the three months ended January 31, 2004 from 80.7% in the comparable period of fiscal 2003.

We expect land sales in fiscal 2004 to be approximately $17 million compared to $27.4 million in fiscal 2003 and cost of sales to be approximately 75% in fiscal 2004 compared to 65.2% in fiscal 2003.

EQUITY EARNINGS IN UNCONSOLIDATED ENTITIES

We are a participant in several joint ventures and in Toll Brothers Realty Trust Group. We recognize our proportionate share of the earnings from these entities. (See “Off-Balance Arrangements” for a narrative of our investments in and commitments to these entities.) Earnings from the joint ventures will vary significantly from quarter to quarter. Income from these unconsolidated entities was $665,000 in the three-month period ended January 31, 2004 compared to $253,000 in the comparable period of fiscal 2003. For fiscal 2004, we expect to realize approximately $6.5 million of income from our investments in the joint ventures and the Trust compared to $1.0 million in fiscal 2003.

INTEREST AND OTHER INCOME

For the three-month period ended January 31, 2004, interest and other income decreased by $1.0 million as compared to the comparable period of fiscal 2003. This decrease was primarily the result of a decrease in income realized from our ancillary businesses, a decrease in income realized from retained customer deposits, and a decrease in income realized from the sale of miscellaneous assets, offset, in part, by higher interest income. For the full 2004 fiscal year, we expect interest and other income to be approximately $15.0 million compared to $15.8 million in fiscal 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

SG&A spending increased by $11.0 million, or 17%, in the three-month period ended January 31, 2004, as compared to the comparable period of fiscal 2003. This increased spending was principally due to higher costs incurred by the greater number of selling communities that we had during the three-month period ended January 31, 2004 as compared to the comparable period of fiscal 2003 and higher compensation costs. For the full 2004 fiscal year, we expect that SG&A will increase slightly as a percentage of revenues compared to the full 2003 fiscal year.

Back to Contents

INTEREST EXPENSE

We determine interest expense on a specific lot-by-lot basis for our homebuilding operations and on a parcel-by-parcel basis for land sales.

As a percentage of total revenues, interest expense varies depending on many factors, including the period of time that we own the land, the length of time that the homes delivered during the period were under construction, and the interest rates and the amount of debt carried by us in proportion to the amount of our inventory during those periods. Interest expense as a percentage of revenues was 2.4% of total revenues in the three-month period ended January 31, 2004 as compared to 2.8% in the comparable period of fiscal 2003. For the full 2004 fiscal year, we expect interest expense as a percentage of revenues to be approximately 2.5% of total revenues.

EXPENSES RELATED TO THE EARLY RETIREMENT OF DEBT

We recognized a pretax charge of $3.9 million in the first quarter of fiscal 2003 representing the premium paid on redemption of our 8 3/4% Senior Subordinated Notes due 2006 and the write-off of unamortized bond issuance costs related to these notes. No similar charge was incurred in the first quarter of fiscal 2004.

INCOME BEFORE INCOME TAXES

Income before taxes increased by 10% in the three-month period ended January 31, 2004 as compared to the comparable period of fiscal 2003.

INCOME TAXES

Income taxes were provided at an effective rate of 36.6% and 36.9% for the three-month periods ended January 31, 2004 and 2003, respectively. The difference in rates in the three-month period of fiscal 2004 as compared to the comparable period of fiscal 2003 was due primarily to higher tax-free income in fiscal 2004 as compared to fiscal 2003.

CAPITAL RESOURCES AND LIQUIDITY

Funding for our operations has been provided principally by cash flow from operating activities, unsecured bank borrowings and the public debt and equity markets.

In general, cash flow from operations assumes that as each home is delivered we will purchase a home site to replace it. Because we own several years’ supply of home sites, we do not need to immediately buy lots to replace the ones delivered. Accordingly, we believe that cash flow from operating activities before inventory additions is a better gauge of liquidity.

Cash flow from operating activities, before inventory additions, has improved as operating results have improved. One of the main factors that determines cash flow from operating activities, before inventory additions, is the level of revenues from the delivery of homes and land sales. We anticipate that cash flow from operating activities, before inventory additions, will continue to be strong in fiscal 2004 due to the expected increase in home deliveries in fiscal 2004 as compared to fiscal 2003. We expect that our inventory will continue to increase and we are currently negotiating and searching for additional opportunities to obtain control of land for future communities. At January 31, 2004, we had commitments to acquire land of approximately $1.4 billion, of which approximately $99.1 million had been paid or deposited. We have used our cash flow from operating activities, before inventory additions, bank borrowings and the proceeds of public debt and equity offerings to: acquire additional land for new communities; fund additional expenditures for land development; fund construction costs needed to meet the requirements of our increased backlog and the increasing number of communities in which we are offering homes for sale; repurchase our stock; and repay debt.

We generally do not begin construction of a home until we have a signed contract with the home buyer. Because of the significant amount of time between the time a home buyer enters into a contract to purchase a

Back to Contents

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

At January 31, 2004, we had a $575 million unsecured revolving credit facility with 17 banks which extends to March 2006. At January 31, 2004, we had no borrowings and approximately $119.7 million of letters of credit outstanding under the facility.

In March 2004, Toll Brothers Finance Corp., one of our wholly-owned subsidiaries, agreed to sell $300 million of 4.95% Senior Notes due 2014 in a private placement under Rule 144A of the Securities Act of 1933, as amended. The obligations of Toll Brothers Finance Corp. to pay principal, premiums, if any, and interest will be guaranteed jointly and severally on a senior basis, by us and substantially all of our home building subsidiaries. The guarantees are full and unconditional. Our non-homebuilding subsidiaries will not guarantee the debt. We have agreed to file a registration statement enabling the holders of the senior notes to exchange the notes for publicly registered notes. We intend to use the proceeds from the senior notes to redeem all of our outstanding $170 million 8 1/8% Senior Subordinated Notes due 2009 at 104.0625% of principal amount. The redemption will result in a pre-tax charge in our quarter ending April 30, 2004 of approximately $7.8 million which represents the call premium and the write-off of the unamortized issuance costs. We expect the sale of the senior notes to be completed on March 16, 2004.

We believe that we will be able to continue to fund our activities through a combination of existing cash resources, cash flow from operating activities, our existing sources of credit, and the public debt markets.

INFLATION

The long-term impact of inflation on us is manifested in increased costs for land, land development, construction and overhead, as well as in increased sales prices of our homes. We generally contract for land significantly before development and sales efforts begin. Accordingly, to the extent land acquisition costs are fixed, increases or decreases in the sales prices of homes may affect our profits. Since the sales prices of homes are fixed at the time a buyer enters into a contract to acquire a home and we generally contract to sell our homes before we begin construction, any inflation of costs in excess of those anticipated may result in lower gross margins. We generally attempt to minimize that effect by entering into fixed-price contracts with our subcontractors and material suppliers for specified periods of time, which generally do not exceed one year.

In general, housing demand is adversely affected by increases in interest costs, as well as in housing costs. Interest rates, the length of time that land remains in inventory and the proportion of inventory that is financed affect our interest costs. If we are unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, affecting prospective buyers’ ability to adequately finance home purchases, our revenues, gross margins and net income would be adversely affected. Increases in sales prices, whether the result of inflation or demand, may affect the ability of prospective buyers to afford new homes.

Back to Contents

HOUSING DATA

Closings

	For the three months ended January 31,
	2004		2003
Region	Units	$000	Units	$000

Northeast (CT,MA,NH,NJ,NY,RI)	183	104.6	168	99.2
Mid-Atlantic (DE,MD,PA,VA)	405	201.4	379	182.5
Midwest (IL,MI,OH)	72	40.9	87	43.5
Southeast (FL,NC,TN)	121	53.7	163	73.3
Southwest (AZ,CO,NV,TX)	149	81.8	130	67.4
West (CA)	155	107.2	109	92.0

	1,085	589.6	1,036	557.9

New Contracts (1)

	For the three months ended January 31,
	2004		2003
Region	Units	$000	Units	$000

Northeast (CT,MA,NH,NJ,NY,RI)	222	137.9	141	88.9
Mid-Atlantic (DE,MD,PA,VA)	527	283.8	435	219.4
Midwest (IL,MI,OH)	125	73.3	94	49.8
Southeast (FL,NC,SC,TN)	174	85.4	115	55.8
Southwest (AZ,CO,NV,TX)	233	143.5	178	96.6
West (CA)	236	180.5	103	75.7

	1,517	904.4	1,066	586.2

Backlog (2)

	At January 31,
	2004		2003
Region	Units	$000	Units	$000

Northeast (CT,MA,NH,NJ,NY,RI)	971	552.7	633	374.4
Mid-Atlantic (DE,MD,PA,VA)	1,796	919.5	1,190	584.3
Midwest (IL,MI,OH)	357	198.8	288	156.2
Southeast (FL,NC,SC,TN)	464	250.1	336	186.9
Southwest (AZ,CO,NV,TX)	793	458.5	584	297.8
West (CA)	713	570.3	356	292.2

	5,094	2,949.9	3,387	1,891.8

(1)	Contracts for the three months ended January 31, 2004 and 2003 include $1.6 million (5 homes) and $3.1 million (10 homes), respectively, from an unconsolidated 50% owned joint venture.
(2)	Backlog at January 31, 2004 and 2003 includes $4.8 million (15 homes) and $7.8 million (25 homes), respectively, from the joint venture referred to in (1) above.

Back to Contents

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily due to fluctuations in interest rates. We utilize both fixed-rate and variable-rate debt. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until we are required or elect to refinance it.

The table below sets forth, at January 31, 2004, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):

	Fixed-Rate Debt		Variable-Rate Debt
Fiscal Year of Expected Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

2004	$41,246	5.13%	$37,137	2.71%
2005	227,399	7.38%	150	1.15%
2006	1,819	5.74%	150	1.15%
2007	2,567	5.96%	150	1.15%
2008	1,143	8.66%	150	1.15%
Thereafter	1,171,300	7.37%	3,860	1.15%
Discount	(3,256)

	$1,442,218	7.30%	$41,597	2.54%

Fair value at January 31, 2004	$1,271,022		$41,597

We have a $575 million revolving credit facility with 17 banks which extends through March 2006. At January 31, 2004, interest was payable on borrowings under this facility at 0.75% (this rate will vary based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At January 31, 2004, we had no borrowings and approximately $119.7 million of letters of credit outstanding under the facility.

One of our subsidiaries has a $100 million line of credit with three banks to fund mortgage originations. The line is due within 90 days of demand by the banks and bears interest at the bank’s overnight rate plus an agreed upon margin. At January 31, 2004, the subsidiary had $37.1 million outstanding under the line at an average interest rate of 2.71%. Borrowing under this line is included in the fiscal 2004 maturities.

Based upon the amount of variable rate debt outstanding at January 31, 2004, and holding the variable rate debt balance constant, each one percentage point increase in interest rates would increase the interest incurred by us by approximately $400,000 per year.

ITEM 4. CONTROLS AND PROCEDURES

Management, including our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this report (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) (the “Evaluation Date”) and, based on that evaluation, concluded that, as of the Evaluation Date, we had sufficient controls and procedures for recording, processing, summarizing and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

There has not been any change in our internal control over financial reporting during our quarter ended January 31, 2004 that has materially affected, or is reasonably likely to materially affect, our control over financial reporting.

Back to Contents

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

ITEM 2. Changes in Securities and Use of Proceeds

In March 2003, our Board of Directors re-authorized the repurchase of up to 10 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. During the three months ended January 31, 2004, we repurchased the following shares under our repurchase program (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program

November 1, 2003 to November 30, 2003	1	$38.65	1	9,817
December 1, 2003 to December 31, 2003	—		—	9,817
January 1, 2004 to January 31, 2004	236	$37.35	236	9,581

Total	237	$37.36	237

Except as set forth above, we have not repurchased any of our equity securities.

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

Back to Contents

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibits are included with this report:

Exhibit Number	Description

4.1	Third Supplemental Indenture dated as of January 26, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee.

4.2	Fourth Supplemental Indenture dated as of March 1, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee.

31.1	Certification of Robert I. Toll pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joel H. Rassman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert I. Toll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joel H. Rassman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the quarter ended January 31, 2004, we filed or furnished the following Current Reports on Form 8-K:

1.
On November 6, 2003, we furnished a Current Report on Form 8-K for the purpose of providing a press release dated November 6, 2003 related to the announcement of preliminary information related to our fiscal 2003 fourth quarter and full year revenue and contracts signed and the value of our backlog of undelivered homes at October 31, 2003.

2.
On December 10, 2003, we furnished a Current Report on Form 8-K for the purpose of providing a press release dated December 10, 2003 related to the announcement of our 2003 fiscal fourth quarter and full year financial results.

3.	On December 10, 2003, we filed a Current Report on Form 8-K for the purpose of filing information related to financial guidance for fiscal 2004 full year and quarterly periods.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC. (Registrant)

Date: March 15, 2004	By:	Joel H. Rassman

Joel H. Rassman Executive Vice President, Treasurer and Chief Financial Officer

Date: March 15, 2004	By	Joseph R. Sicree

Joseph R. Sicree Vice President – Chief Accounting Officer