Form 10-Q
period 2004-04-30
TOLL BROTHERS INC
filed 2004-06-09
CIK 794170

Proceed to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004

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

Common Stock, $.01 par value: 74,322,980 shares at June 2, 2004.

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

Back to Contents

PART 1.     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	April 30,	October 31,
	2004	2003

	(Unaudited)
ASSETS
Cash and cash equivalents	$287,505	$425,251
Inventory	3,578,025	3,080,349
Property, construction and office equipment, net	46,035	43,711
Receivables, prepaid expenses and other assets	132,131	113,633
Mortgage loans receivable	78,044	57,500
Customer deposits held in escrow	49,320	31,547
Investments in and advances to unconsolidated entities	68,486	35,400

	$4,239,546	$3,787,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable	$294,326	$281,697
Senior notes	845,387	546,669
Senior subordinated notes	450,000	620,000
Mortgage company warehouse loan	69,294	49,939
Customer deposits	253,215	176,710
Accounts payable	175,167	151,730
Accrued expenses	376,094	346,944
Income taxes payable	142,495	137,074

Total liabilities	2,605,978	2,310,763

Stockholders’ equity:
Preferred stock, none issued
Common stock, 77,002 shares issued at April 30, 2004 and October 31, 2003	770	770
Additional paid-in capital	204,227	190,596
Retained earnings	1,484,141	1,361,619
Treasury stock, at cost – 2,431 shares and 3,680 shares at April 30, 2004
and October 31, 2003, respectively	(55,570)	(76,357)

Total stockholders’ equity	1,633,568	1,476,628

	$4,239,546	$3,787,391

See accompanying notes

Back to Contents

TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Six months ended April 30,		Three months ended April 30,

	2004	2003	2004	2003

Revenues:
Home sales	$1,403,886	$1,158,863	$814,309	$600,977
Land sales	7,998	13,387	2,011	3,953
Equity earnings (loss) in unconsolidated entities	1,394	145	729	(108)
Interest and other	4,119	5,797	2,436	3,110

	1,417,397	1,178,192	819,485	607,932

Costs and expenses:
Home sales	1,007,051	842,406	584,623	437,234
Land sales	6,806	10,717	1,503	3,103
Selling, general and administrative	166,547	133,138	89,894	67,515
Interest	35,754	32,505	21,196	16,464
Expenses related to early retirement of debt	7,748	3,890	7,748	—

	1,223,906	1,022,656	704,964	524,316

Income before income taxes	193,491	155,536	114,521	83,616
Income taxes	70,969	57,257	42,083	30,751

Net income	$122,522	$98,279	$72,438	$52,865

Earnings per share:
Basic	$1.65	$1.40	$0.97	$0.76

Diluted	$1.51	$1.33	$0.89	$0.72

Weighted average number of shares:
Basic	74,123	70,133	74,406	69,859
Diluted	81,123	73,955	81,426	73,601

See accompanying notes

Back to Contents

TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended April 30,

	2004	2003

Cash flow from operating activities:
Net income	$122,522	$98,279
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,336	5,928
Equity earnings in unconsolidated entities	(1,394)	(145)
Deferred tax provision	3,600	2,035
Provision for inventory write-offs	1,225	2,330
Write-off of unamortized debt discount and financing costs	841	973
Changes in operating assets and liabilities:
Increase in inventory	(476,866)	(165,752)
Origination of mortgage loans	(313,592)	(291,613)
Sale of mortgage loans	293,049	286,098
(Increase) decrease in receivables, prepaid expenses and other assets	(37,418)	1,154
Increase in customer deposits	76,505	16,094
Increase in accounts payable and accrued expenses	74,176	13,614
Increase (decrease) in current income taxes payable	12,793	(10,697)

Net cash used in operating activities	(237,223)	(41,702)

Cash flow from investing activities:
Purchase of property and equipment, net	(8,067)	(7,061)
Investments in and advances to unconsolidated entities	(30,359)	(7,346)
Distributions from unconsolidated entities	2,450	1,050

Net cash used in investing activities	(35,976)	(13,357)

Cash flow from financing activities:
Proceeds from loans payable	428,608	510,975
Principal payments of loans payable	(422,444)	(520,980)
Net proceeds from issuance of public debt	297,432	297,885
Redemption of senior subordinated notes	(170,000)	(100,000)
Proceeds from stock based benefit plans	10,820	1,509
Purchase of treasury stock	(8,963)	(25,347)

Net cash provided by financing activities	135,453	164,042

Net (decrease) increase in cash and cash equivalents	(137,746)	108,983
Cash and cash equivalents, beginning of period	425,251	102,337

Cash and cash equivalents, end of period	$287,505	$211,320

See accompanying notes

Back to Contents

TOLL BROTHERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2003 balance sheet amounts and disclosures included herein have been derived from our October 31, 2003 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, we suggest that they be read in conjunction with the financial statements and notes thereto included in our October 31, 2003 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position as of April 30, 2004, the results of our operations for the six months and three months ended April 30, 2004 and 2003 and our cash flows for the six months ended April 30, 2004 and 2003. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” A Variable Interest Entity (“VIE”) is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE must consolidate the VIE. The adoption of FIN 46 for VIEs did not have a material effect on our financial position and results of operations.

In March 2004, the SEC released SEC Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 105 provides the SEC staff position regarding the application of accounting principles generally accepted in the United States to loan commitments that relate to the origination of mortgage loans that will be held for resale. SAB No. 105 contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value. Current accounting guidance requires the commitment to be recognized on the balance sheet at fair value from its inception through its expiration or funding. SAB No. 105 requires that fair-value measurement include only the differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan serving. In addition, SAB No. 105 requires the disclosure of loan commitments and any associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The adoption of SAB No. 105 did not have a material impact on our results of operations, financial condition, or cash flows.

2.	Inventory

Inventory consisted of the following (amounts in thousands):

	April 30, 2004	October 31, 2003

Land and land development costs	$950,757	$1,115,805
Construction in progress	2,203,424	1,609,314
Sample homes and sales offices	199,895	188,592
Land deposits and costs of future development	211,675	155,649
Other	12,274	10,989

	$3,578,025	$3,080,349

Construction in progress includes the cost of homes under construction, land and land development costs and the carrying costs of lots that have been substantially improved.

Back to Contents

We capitalize certain interest costs to inventory during the development and construction period. Capitalized interest is charged to interest expense when the related inventory is delivered. Interest incurred, capitalized and expensed for the six-month and three-month periods ended April 30, 2004 and 2003 is summarized as follows (amounts in thousands):

	Six months ended		Three months ended
	April 30,		April 30,

	2004	2003	2004	2003

Interest capitalized, beginning of period	$154,314	$123,637	$167,828	$133,314
Interest incurred	56,505	51,031	28,265	25,249
Interest expensed	(35,754)	(32,505)	(21,196)	(16,464)
Write-off to cost and expenses	(649)	(91)	(481)	(27)

Interest capitalized, end of period	$174,416	$142,072	$174,416	$142,072

3.	Senior Notes and Senior Subordinated Notes

In March 2004, Toll Brothers Finance Corp., one of our wholly-owned subsidiaries, sold $300 million of 4.95% Senior Notes due 2014. The obligations of Toll Brothers Finance Corp. to pay principal, premiums, if any, and interest is guaranteed jointly and severally on a senior basis by us and substantially all of our home building subsidiaries. The guarantees are full and unconditional. Our non-homebuilding subsidiaries did not guarantee the debt. We have filed a registration statement which will allow the holders of the senior notes to exchange the notes for publicly registered notes. We used a portion of the proceeds from the senior note offering to redeem all of our outstanding $170 million 8 1/8% Senior Subordinated Notes due 2009 at 104.0625 % of principal amount. The remainder of the proceeds was used for general corporate purposes. The redemption resulted in a pre-tax charge in our quarter ended April 30, 2004 of $7.7 million which represents the call premium and the write-off of the unamortized issuance costs.

4.	Earnings per Share Information

Information pertaining to the calculation of earnings per share for the six-month and three-month periods ended April 30, 2004 and 2003 are as follows (amounts in thousands):

	Six months ended		Three months ended
	April 30,		April 30,

	2004	2003	2004	2003

Basic weighted average shares	74,123	70,133	74,406	69,859
Common stock equivalents	7,000	3,822	7,020	3,742

Diluted weighted average shares	81,123	73,955	81,426	73,601

5.	Stock Repurchase Program

In March 2003, our Board of Directors authorized the repurchase of up to 10 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. During the six-month period ended April 30, 2004, we repurchased approximately .2 million shares. At April 30, 2004, we had approximately 9.6 million shares remaining under the repurchase authorization.

6.	Warranty Costs

We accrue for the expected warranty costs at the time each home is closed and title and possession have been transferred to the home buyer. Costs are accrued based upon historical experience. Changes in the warranty accrual for the six-month and three-month periods ended April 30, 2004 and 2003 are as follows (amounts in thousands):

Back to Contents

	Six months ended		Three months ended
	April 30,		April 30,

	2004	2003	2004	2003

Balance, beginning of period	$33,752	$29,198	$34,027	$29,906
Additions	9,920	8,388	6,035	4,042
Charges incurred	(7,447)	(6,772)	(3,837)	(3,134)

Balance, end of period	$36,225	$30,814	$36,225	$30,814

7.	Stock Based Benefit Plans

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

For the purposes of providing the pro forma disclosures, the fair value of options granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in each of the six-month and three-month periods ended April 30, 2004 and 2003.

	2004	2003

Risk-free interest rate	3.73%	3.53%
Expected life (years)	6.99	7.10
Volatility	42.97%	43.37%
Dividends	None	None

Net income and net income per share as reported in these condensed consolidated financial statements and on a pro forma basis, as if the fair-value-based method described in SFAS No. 123 had been adopted, for the six-month and three-month periods ended April 30, 2004 and 2003 were as follows (amounts in thousands, except per share amounts):

		Six months ended April 30,		Three months ended April 30,

		2004	2003	2004	2003

Net income	As reported	$122,522	$98,279	$72,438	$52,865
	Pro forma	$114,322	$90,994	$67,932	$49,177
Basic net income per share	As reported	$1.65	$1.40	$0.97	$0.76
	Pro forma	$1.54	$1.30	$0.91	$0.70
Diluted net income per share	As reported	$1.51	$1.33	$0.89	$0.72
	Pro forma	$1.41	$1.23	$0.83	$0.67
Weighted-average grant date fair value per share of options granted		$19.47	$10.24	$19.47	$10.24

8.	Commitments and Contingencies

At April 30, 2004, we had agreements to purchase land for future development with an aggregate purchase price of approximately $1.96 billion, of which $116.5 million had been paid or deposited. Purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers.

At April 30, 2004, we had outstanding surety bonds amounting to approximately $678.0 million related primarily to our obligations to various governmental entities to construct improvements in our various communities. We estimate that approximately $289.8 million of work remains to be performed on these improvements. We have an additional $68.6 million of surety bonds outstanding which guarantee other of our obligations. We do not believe that any outstanding bonds will likely be drawn upon.

Back to Contents

At April 30, 2004, we had agreements of sale outstanding to deliver 6,225 homes with an aggregate sales value of approximately $3.74 billion.

At April 30, 2004, we were committed to provide approximately $559.3 million of mortgage loans to our home buyers and to others. All loans with committed interest rates are covered by take-out commitments from third-party lenders, which minimizes our interest rate risk. We also arrange a variety of mortgage programs that are offered to our home buyers through outside mortgage lenders.

We have a $575 million unsecured revolving credit facility with 17 banks that extends through March 2006. Interest is payable on borrowings under the facility at 0.90% (subject to adjustment based upon our debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At April 30, 2004, we had no outstanding borrowings against the facility and approximately $155.2 million of letters of credit outstanding under it. Under the terms of the revolving credit agreement, we are not permitted to allow our maximum leverage ratio (as defined in the agreement) to exceed 2.00 to 1.00 and, at April 30, 2004, we were required to maintain a minimum tangible net worth (as defined in the agreement) of approximately $989 million. At April 30, 2004, our leverage ratio was approximately .76 to 1.00 and our tangible net worth was approximately $1.59 billion. Based upon the minimum tangible net worth requirement of the revolving credit facility, our ability to pay dividends and repurchase our common stock was limited to approximately $597 million at April 30, 2004.

We have an unsecured term loan of $222.5 million from 11 banks at a weighted-average interest rate of 7.43% repayable in July 2005. Under the terms of the term loan agreement, we are not permitted to allow our maximum leverage ratio (as defined in the agreement) to exceed 2.25 to 1.00 and, at April 30, 2004, we were required to maintain a minimum tangible net worth (as defined in the agreement) of approximately $811 million. At April 30, 2004, our leverage ratio was approximately .76 to 1.00 and our tangible net worth was approximately $1.6 billion. Based upon the minimum tangible net worth requirement of the term loan, our ability to pay dividends and repurchase our common stock was limited to approximately $785 million at April 30, 2004.

We are involved in various claims and litigation arising in the ordinary course of business. We believe that the disposition of these matters will not have a material effect on our business or on our financial condition.

9.	Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for the six months ended April 30, 2004 and 2003 (amounts in thousands):

	2004	2003

Cash flow information:
Interest paid, net of amount capitalized	$6,948	$7,695

Income taxes paid	$54,584	$64,368

Non-cash activity:
Cost of inventory acquired through seller financing	$25,820	$22,857

Income tax benefit related to exercise of employee stock options	$10,971	$312

Stock bonus awards	$20,288	$9,643

Contribution to employee retirement plan	$1,301	$1,180

10.	Supplemental Guarantor Information

Toll Brothers Finance Corp., a wholly-owned, indirect subsidiary (the “Subsidiary Issuer”), is the issuer of three series of senior notes aggregating $850 million. The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest is guaranteed jointly and severally on a senior basis by Toll Brothers, Inc. and substantially all of our wholly-owned homebuilding subsidiaries (the “Guarantor

Back to Contents

Subsidiaries”). The guarantees are full and unconditional. Our non-homebuilding subsidiaries and certain homebuilding subsidiaries (the “Non-Guarantor Subsidiaries”) did not guarantee the debt. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such disclosures would not be material to investors. The Subsidiary Issuer has not had and does not have any operations other than the issuance of the three series of senior notes and the lending of the proceeds from the senior notes to subsidiaries of Toll Brothers, Inc. Supplemental consolidating financial information of Toll Brothers, Inc., the Subsidiary Issuer, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at Toll Brothers, Inc. on a consolidated basis are as follows:

Condensed Consolidating Balance Sheet at April 30, 2004 ($ in thousands)

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash & cash equivalents			277,438	10,067		287,505
Inventory			3,577,597	428		3,578,025
Property, construction & office equipment, net			36,259	9,776		46,035
Receivables, prepaid expenses and other assets		4,955	86,515	58,058	(17,397)	132,131
Mortgage loans receivable				78,044		78,044
Customer deposits held in escrow			49,320			49,320
Investments in & advances to unconsolidated entities			68,486			68,486
Investments in & advances to consolidated entities	1,777,462	854,584	(1,034,160)	(4,878)	(1,593,008)	—

	1,777,462	859,539	3,061,455	151,495	(1,610,405)	4,239,546

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable			289,866	4,460		294,326
Senior notes		845,387				845,387
Senior subordinated notes			450,000			450,000
Mortgage company warehouse loan				69,294		69,294
Customer deposits			253,215			253,215
Accounts payable			175,159	8		175,167
Accrued expenses		14,152	320,042	59,409	(17,509)	376,094
Income taxes payable	143,894			(1,399)		142,495

Total liabilities	143,894	859,539	1,488,282	131,772	(17,509)	2,605,978

Stockholders’ equity:
Common stock	770			2,003	(2,003)	770
Additional paid-in capital	204,227		3,420	2,734	(6,154)	204,227
Retained earnings	1,484,141		1,569,753	14,986	(1,584,739)	1,484,141
Treasury stock	(55,570)					(55,570)

Total equity	1,633,568	—	1,573,173	19,723	(1,592,896)	1,633,568

	1,777,462	859,539	3,061,455	151,495	(1,610,405)	4,239,546

Back to Contents

Condensed Consolidating Balance Sheet at October 31, 2003 ($ in thousands)

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash & cash equivalents			417,076	8,175		425,251
Inventory			3,080,171	178		3,080,349
Property, construction & office equipment, net			33,582	10,129		43,711
Receivables, prepaid expenses and other assets		3,498	77,643	42,890	(10,398)	113,633
Mortgage loans receivable				57,500		57,500
Customer deposits held in escrow			31,547			31,547
Investments in & advances to unconsolidated entities			35,400			35,400
Investments in & advances to consolidated entities	1,615,110	555,078	(698,225)	(2,403)	(1,469,560)	—

	1,615,110	558,576	2,977,194	116,469	(1,479,958)	3,787,391

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable			277,087	4,610		281,697
Senior notes		546,669				546,669
Senior subordinated notes			620,000			620,000
Mortgage company warehouse loan				49,939		49,939
Customer deposits			176,710			176,710
Accounts payable			151,722	8		151,730
Accrued expenses		11,907	300,028	45,521	(10,512)	346,944
Income taxes payable	138,482			(1,408)		137,074

Total liabilities	138,482	558,576	1,525,547	98,670	(10,512)	2,310,763

Stockholders’ equity:
Common stock	770			3,003	(3,003)	770
Additional paid-in capital	190,596		4,420	1,734	(6,154)	190,596
Retained earnings	1,361,619		1,447,227	13,062	(1,460,289)	1,361,619
Treasury stock	(76,357)					(76,357)

Total equity	1,476,628	—	1,451,647	17,799	(1,469,446)	1,476,628

	1,615,110	558,576	2,977,194	116,469	(1,479,958)	3,787,391

Back to Contents

Condensed Consolidating Statement of Income for the Six Months ended April 30, 2004 ($ in thousands)

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Home sales			1,403,886			1,403,886
Land sales			7,998			7,998
Equity earnings			1,394			1,394
Earnings from subsidiaries	193,494				(193,494)	—
Other		20,872	3,502	15,042	(35,297)	4,119

	193,494	20,872	1,416,780	15,042	(228,791)	1,417,397

Costs and expenses:
Cost of sales			1,012,757	1,781	(681)	1,013,857
Selling, general and administrative	3	214	167,069	9,627	(10,366)	166,547
Interest		20,658	35,712	579	(21,195)	35,754
Expenses related to early retirement of debt			7,748			7,748

	3	20,872	1,223,286	11,987	(32,242)	1,223,906

Income before income taxes	193,491	—	193,494	3,055	(196,549)	193,491
Income taxes	70,969		70,970	1,129	(72,099)	70,969

Net income	122,522	—	122,524	1,926	(124,450)	122,522

Condensed Consolidating Statement of Income for the Six Months ended April 30, 2003 ($ in thousands)

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Home sales			1,158,863			1,158,863
Land sales			13,387			13,387
Equity earnings			145			145
Earnings from subsidiaries	155,543				(155,543)	—
Other	(4)	9,171	5,386	14,139	(22,895)	5,797

	155,539	9,171	1,177,781	14,139	(178,438)	1,178,192

Costs and expenses:
Cost of sales			851,784	1,376	(37)	853,123
Selling, general and administrative	3	34	134,107	8,260	(9,266)	133,138
Interest		9,137	32,457	707	(9,796)	32,505
Expenses related to early retirement of debt			3,890			3,890

	3	9,171	1,022,238	10,343	(19,099)	1,022,656

Income before income taxes	155,536	—	155,543	3,796	(159,339)	155,536
Income taxes	57,257		57,259	1,403	(58,662)	57,257

Net income	98,279	—	98,284	2,393	(100,677)	98,279

Back to Contents

Condensed Consolidating Statement of Income for the Three Months ended April 30, 2004 ($ in thousands)

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Home sales			814,309			814,309
Land sales			2,011			2,011
Equity earnings			729			729
Earnings from subsidiaries	114,524				(114,524)	—
Other		11,025	2,112	8,695	(19,396)	2,436

	114,524	11,025	819,161	8,695	(133,920)	819,485

Costs and expenses:
Cost of sales			585,575	932	(381)	586,126
Selling, general and administrative	3	118	90,138	5,191	(5,556)	89,894
Interest		10,907	21,176	364	(11,251)	21,196
Expenses related to early retirement of debt			7,748			7,748

	3	11,025	704,637	6,487	(17,188)	704,964

Income before income taxes	114,521	—	114,524	2,208	(116,732)	114,521
Income taxes	42,083		42,084	816	(42,900)	42,083

Net income	72,438	—	72,440	1,392	(73,832)	72,438

Condensed Consolidating Statement of Income for the Three Months ended April 30, 2003 ($ in thousands)

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Home sales			600,977			600,977
Land sales			3,953			3,953
Equity earnings			(108)			(108)
Earnings from subsidiaries	83,623				(83,623)	—
Other	(4)	5,224	2,925	7,273	(12,308)	3,110

	83,619	5,224	607,747	7,273	(95,931)	607,932

Costs and expenses:
Cost of sales			439,811	622	(96)	440,337
Selling, general and administrative	3	20	67,871	4,368	(4,747)	67,515
Interest		5,204	16,442	361	(5,543)	16,464

	3	5,224	524,124	5,351	(10,386)	524,316

Income before income taxes	83,616	—	83,623	1,922	(85,545)	83,616
Income taxes	30,751		30,753	711	(31,464)	30,751

Net income	52,865	—	52,870	1,211	(54,081)	52,865

Back to Contents

Condensed Consolidating Statement of Cash Flows for the Six Months ended April 30, 2004 ($ in thousands)

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities
Net income	122,522		122,524	1,926	(124,450)	122,522
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation & amortization		167	6,311	858		7,336
Equity earnings			(1,394)			(1,394)
Deferred tax provision	3,600					3,600
Provision for inventory write-offs			1,225			1,225
Write-off of unamortized debt discount and financing costs			841			841
Changes in operating assets and liabilities:
Increase in inventory			(476,616)	(250)		(476,866)
Origination of mortgage loans				(313,592)		(313,592)
Sale of mortgage loans				293,049		293,049
(Increase) decrease in receivables, prepaid expense and other	(162,353)	(299,844)	306,027	(12,848)	131,600	(37,418)
Increase in customer deposits			76,505			76,505
Increase in accounts payable and accrued expenses	21,590	2,245	43,452	14,039	(7,150)	74,176
Increase in current taxes payable	12,784			9		12,793

Net cash (used in) provided by operating activities	(1,857)	(297,432)	78,875	(16,809)	—	(237,223)

Cash flows from investing activities
Purchase of property and equipment, net			(7,563)	(504)		(8,067)
Investments in unconsolidated entities			(30,359)			(30,359)
Distributions from unconsolidated entities			2,450			2,450

Net cash used in investing activities	—	—	(35,472)	(504)	—	(35,976)

Cash flows from financing activities
Proceeds from loans payable			160,542	268,066		428,608
Principal payments of loans payable			(173,583)	(248,861)		(422,444)
Net proceeds from public debt		297,432				297,432
Redemption of subordinated debt			(170,000)			(170,000)
Proceeds from stock-based benefit plans	10,820					10,820
Purchase of treasury stock	(8,963)					(8,963)

Net cash provided by financing activities	1,857	297,432	(183,041)	19,205	—	135,453
Increase (decrease) in cash & equivalents	—	—	(139,638)	1,892	—	(137,746)
Cash & equivalents, beginning of period			417,076	8,175		425,251

Cash & equivalents, end of period	—	—	277,438	10,067	—	287,505

Back to Contents

Condensed Consolidating Statement of Cash Flows for the Six Months ended April 30, 2003 (amounts in thousands $)

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities
Net income	98,279		98,284	2,393	(100,677)	98,279
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation & amortization		85	5,004	839		5,928
Equity earnings			(145)			(145)
Deferred tax provision	3,417			(1,382)		2,035
Provision for inventory write-offs			2,330			2,330
Write-off of unamortized debt discount and financing costs			973			973
Changes in operating assets and liabilities
(Increase) decrease in inventory			(165,780)	28		(165,752)
Origination of mortgage loans				(291,613)		(291,613)
Sale of mortgage loans				286,098		286,098
Increase (decrease) in receivables, prepaid expense and other	(78,156)	(307,023)	290,693	(5,037)	100,677	1,154
Increase in customer deposits			16,094			16,094
Increase (decrease) in accounts payable and accrued expenses	10,823	9,053	(14,692)	8,430		13,614
Decrease in current taxes payable	(10,525)			(172)		(10,697)

Net cash (used in) provided by operating activities	23,838	(297,885)	232,761	(416)	—	(41,702)

Cash flows from investing activities
Purchase of property and equipment, net			(5,725)	(1,336)		(7,061)
Investments in unconsolidated entities			(7,346)			(7,346)
Distributions from unconsolidated entities			1,050			1,050

Net cash used in investing activities	—	—	(12,021)	(1,336)	—	(13,357)

Cash flows from financing activities
Proceeds from loans payable			240,670	270,305		510,975
Principal payments of loans payable			(254,254)	(266,726)		(520,980)
Net proceeds from public debt		297,885				297,885
Redemption of subordinated debt			(100,000)			(100,000)
Proceeds from stock-based benefit plans	1,509					1,509
Purchase of treasury stock	(25,347)					(25,347)

Net cash provided by (used in) financing activities	(23,838)	297,885	(113,584)	3,579	—	164,042

Increase in cash & equivalents	—	—	107,156	1,827	—	108,983
Cash & equivalents, beginning of period			99,815	2,522		102,337

Cash & equivalents, end of period	—	—	206,971	4,349	—	211,320

Back to Contents

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Home sales revenue of $1.40 billion in the six-month period ended April 30, 2004 represents an increase of 21% over the $1.16 billion recognized in the comparable period of fiscal 2003. Home sales revenue of $814 million in the three-month period ended April 30, 2004 represents an increase of 35% over the $601 million recognized in the comparable period of fiscal 2003. Net income earned of $122.5 million and $72.4 million in the six-month and three-month periods ended April 30, 2004, respectively, represent increases of 25% and 37%, respectively, over net income of $98.3 million and $52.9 million in the comparable periods of fiscal 2003. Contracts signed of $2.51 billion (4,117 homes) for the six months ended April 30, 2004 represents a 66% increase over the $1.51 billion (2,733 homes) of contracts signed in the comparable period of fiscal 2003. Contracts signed of $1.60 billion (2,600 homes) in the three months ended April 30, 2004 represent a 73% increase over the $926.5 million (1,667 homes) of contracts signed in the comparable period of fiscal 2003.

In addition, the $3.74 billion sales value of homes under contract but not yet delivered to home buyers (“backlog”) at April 30, 2004 was 69% higher than our $2.21 billion backlog at April 30, 2003 and 42% higher than our $2.64 billion backlog at October 31, 2003. Since many of these homes will be delivered over the next twelve months, we believe the size of the backlog gives us excellent visibility into our potential home sales revenues during that period.

Based on our strong backlog, the expected increase in the number of our selling communities and the current strength of the luxury new home market, we believe that we are on track to produce revenue and net income growth of 20% or more in both fiscal 2004 and fiscal 2005.

We currently own or control nearly 58,000 home sites in 44 affluent markets, a substantial number of which sites already have the approvals necessary for development. We believe that as the approval process becomes more difficult, and, as the political pressure from no-growth proponents increases, our expertise in taking land through the approval process and our already approved land positions will allow us to continue to grow for a number of years to come. Because of the strong demand for our homes, we have been able to increase the base selling prices in many of our communities during the past several years.

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

Our revenues have grown on average over 20% per year in the last decade. We have funded this growth through the reinvestment of profits, bank borrowings and capital market transactions. At April 30, 2004, we had $287.5 million of cash and cash equivalents and approximately $420 million available under our bank revolving credit facility. During the second quarter of 2004, we issued $300 million of 4.95% senior notes due 2014. We used $170 million of the proceeds from these notes to prepay our 8 1/8% senior subordinated notes due 2009. With these resources, our strong cash flow from operations before inventory growth and our history of success in accessing the public debt markets, we believe we have the resources available to continue to grow in fiscal 2005 and beyond.

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

Back to Contents

home construction costs, costs include interest, real estate taxes and direct overhead costs related to development and construction, which are capitalized to inventories during the period beginning with the commencement of development and ending with the completion of construction.

It takes approximately four to five years to fully develop, sell and deliver all the homes in one of our typical communities. Longer or shorter time periods are possible depending on the number of home sites in a community. Our master planned communities, consisting of several smaller communities, may take up to 10 years or more to complete. Because our inventory is considered a long-lived asset under accounting principles generally accepted in the United States, we are required to review the carrying value of each of our communities and write down the value of those communities for which we believe the values are not recoverable. When the profitability of a current community deteriorates, the sales pace declines significantly or some other factor indicates a possible impairment in the recoverability of the asset, we evaluate the property in accordance with the guidelines of SFAS No. 144. If this evaluation indicates that an impairment loss should be recognized, we charge cost of sales for the estimated impairment loss in the period determined.

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

Income Recognition

Revenue and cost of sales are recorded at the time each home, or lot, is closed, title and possession are transferred to the buyer and the proceeds are received by us.

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

Use of Estimates

In the ordinary course of doing business, we must make estimates and judgments that affect decisions on how we operate and the reported amounts of assets, liabilities, revenues and expenses. These estimates include, but are not limited to, those related to the recognition of income and expenses, impairment of assets, estimates of future improvement and amenity costs, capitalization of costs to inventory, provisions for litigation, insurance and warranty costs, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate and adjust our estimates based on the information currently available. Actual results may differ from these estimates and assumptions or conditions.

OFF-BALANCE SHEET ARRANGEMENTS

We have investments in and advances to three joint ventures with independent third parties to develop and sell land that was owned or is currently owned by our venture partners. We recognize our share of earnings from the sale of lots to other builders. We do not recognize earnings from lots we purchase from the joint ventures, but instead reduce our cost basis in these lots by our share of the earnings on the lots.

Back to Contents

We are obligated to purchase 180 lots from one of the joint ventures in which we have an interest (45 of which we have purchased to date), and have the right to purchase an additional 45 lots. We are also obligated to purchase several land parcels, containing approximately 385 lots, from the second venture, of which we purchased 106 lots as of April 30, 2004. The third venture has sold all the land that it owned and is currently in the process of completing the final land improvements on the site, which could take 12 months or more to complete. Two of the joint ventures participate in the profits earned from home sales on lots sold by the ventures above certain agreed upon levels. At April 30, 2004, we had approximately $28.7 million invested in or advanced to the three joint ventures and were committed to contribute additional capital in an aggregate amount of approximately $16.9 million if the joint ventures require it.

In addition, we have a minority interest in a joint venture with unrelated third parties which is building The Sky Club, a 326-unit, 17-story two-tower structure, located in Hoboken, New Jersey. At April 30, 2004, our investment in this joint venture was $4.0 million. We do not have any commitment to contribute additional capital to this joint venture.

In January 2004, we entered into a joint venture, in which we have a 50% interest, with another unrelated third party builder to develop an 832-home luxury condominium community on the Hoboken, New Jersey waterfront. At April 30, 2004, we had investments and advances to the venture of $28.6 million and are committed to make up to $1.9 million of additional investments and advances to it. In addition, we and our joint venture partner each have guaranteed $7.5 million of principal amount of one of the loans obtained by this joint venture.

We also own 50% of a joint venture with an unrelated third party that is currently building and selling an active-adult, age-qualified community. At April 30, 2004, our investment in this joint venture was $1.4 million. We do not have any commitment to contribute additional capital to this joint venture.

To take advantage of commercial real estate opportunities, Toll Brothers Realty Trust Group (the “Trust”) was formed in 1998. The Trust is effectively owned one-third by us, one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Zvi Barzilay (and members of his family), Joel H. Rassman, and other members of our senior management, and one-third by the Pennsylvania State Employees Retirement System. We provide development, finance and management services to the Trust and receive fees for our services. The Trust currently owns and operates several office buildings and an 806-unit apartment complex which it developed in Virginia, and is currently building a 635-unit apartment complex in New Jersey. At April 30, 2004, our investment in the Trust was $5.8 million. The Trust has a $25 million revolving credit facility that extends through June 2005. As collateral for this facility, we and the other groups of investors each entered into a subscription agreement whereby each group of investors agreed to invest up to an additional $9.3 million if required by the Trust. The subscription agreements expire in August 2005.

Other than the guarantee discussed above, we do not currently guarantee any indebtedness of the joint ventures or the Trust. Our total commitment to these entities is not material to our financial condition. These investments are accounted for using the equity method.

Back to Contents

RESULTS OF OPERATIONS

The following table sets forth, for the six-month and three-month periods ended April 30, 2004 and 2003, a comparison of certain income statement items related to our operations (amounts in millions):

	Six months ended April 30,				Three months ended April 30,

	2004		2003		2004		2003

	$	%	$	%	$	%	$	%

Home sales
Revenue	1,403.9		1,158.9		814.3		601.0
Cost of sales	1,007.1	71.7%	842.4	72.7%	584.6	71.8%	437.2	72.8%
Land sales
Revenue	8.0		13.4		2.0		4.0
Cost of sales	6.8	85.1%	10.7	80.1%	1.5	74.7%	3.1	78.5%
Equity earnings in
unconsolidated entities	1.4		0.1		0.7		(0.1)
Interest and other	4.1		5.8		2.4		3.1
Total revenues	1,417.4		1,178.2		819.5		607.9
Selling, general and
administrative expenses*	166.5	11.8%	133.1	11.3%	89.9	11.0%	67.5	11.1%
Interest expense*	35.8	2.5%	32.5	2.8%	21.2	2.6%	16.5	2.7%
Expenses related to early
retirement of debt*	7.7	.5%	3.9	0.3%	7.7	.9%	—
Total costs and expenses*	1,223.9	86.3%	1,022.7	86.8%	705.0	86.0%	524.3	86.2%
Income before income taxes*	193.5	13.7%	155.5	13.2%	114.5	14.0%	83.6	13.8%
Income taxes	71.0		57.3		42.1		30.8
Net income*	122.5	8.6%	98.3	8.3%	72.4	8.8%	52.9	8.7%

*	Percentages are based on total revenues.

HOME SALES

Home sales revenue for the six-month and three-month periods ended April 30, 2004 was higher than those for the comparable period of 2003 by approximately $245 million, or 21%, and $213 million, or 35%, respectively. The increase in the six-month period was attributable to a 2% increase in the average price of the homes delivered and a 19% increase in the number of homes delivered. The increase in the three-month period was attributable to a 3% increase in the average price of the homes delivered and a 32% increase in the number of homes delivered. The increases in the average price of homes delivered in the fiscal 2004 periods were the result of increased base selling prices, offset in part by a shift in the location of homes delivered to less expensive areas and an increase in the number of deliveries of smaller, lower priced attached and age-qualified product. The increases in the number of homes delivered in the fiscal 2004 periods were primarily due to the higher backlog of homes at October 31, 2003 as compared to October 31, 2002 which was primarily the result of a 20% increase in the number of new contracts signed in fiscal 2003 over fiscal 2002.

The value of new sales contracts signed in the six months ended April 30, 2004, was $2.51 billion (4,117 homes), a 66% increase over the $1.51 billion (2,733 homes) value of new sales contracts signed in the comparable period of fiscal 2003. The value of new sales contracts signed in the three months ended April 30, 2004 was $1.60 billion (2,600 homes), a 73% increase over the $926.5 million (1,667 homes) value of new sales contracts signed in the comparable period of fiscal 2003. The increase in the six-month period was attributable to a 10% increase in the average selling price of the homes (due primarily to the location and size of homes sold and increases in base selling prices) and a 51% increase in the number of units sold. The increase in the three-month period was attributable to an 11% increase in the average selling price of the homes (due primarily to the location and size of homes sold and increases in base selling prices) and a 56%

Back to Contents

increase in the number of units sold. The increase in the number of units sold in the six-month and three-month periods was attributable to the continued demand for our product and the increase in the number of communities from which we are selling. We were selling from 205 communities at April 30, 2004 compared to 176 communities at April 30, 2003 and 200 communities at October 31, 2003. We expect to be selling from approximately 220 communities at October 31, 2004.

We believe that the demand for our product is attributable to an increase in the number of affluent households, the maturation of the baby boom generation, a constricted supply of available new home sites, attractive mortgage rates and the belief held by potential customers that the purchase of a home is a stable investment in the recent period of economic uncertainty. At April 30, 2004, we had nearly 58,000 home sites under our control nationwide in markets we consider to be affluent.

At April 30, 2004, our backlog of homes under contract was $3.74 billion (6,225 homes), 69% higher than the $2.21 billion (3,937 homes) backlog at April 30, 2003. The increase in backlog at April 30, 2004 compared to the backlog at April 30, 2003 is primarily attributable to a higher backlog at October 31, 2003 as compared to the backlog at October 31, 2002 and the increase in the value and number of new contracts signed in the first six months of fiscal 2004 as compared to the first six months of fiscal 2003, offset, in part, by an increase in the number of homes delivered in the first six months of fiscal 2004 compared to the first six months of fiscal 2003. Based on the size of our current backlog, the expected continuation of demand for our product, the increased number of selling communities from which we are operating and the additional communities we expect to open in the coming months, we believe that we will produce revenue and net income growth of 20% or more in both fiscal 2004 and 2005.

For the full 2004 fiscal year, we expect that we will deliver between 6,050 and 6,250 homes and that the average delivered price of the homes will be between $555,000 and $565,000.

Home costs as a percentage of home sales decreased in both the six-month period and three-month period ended April 30, 2004 as compared to the comparable periods of fiscal 2003. The decreases were primarily the result of selling prices increasing faster than costs, and lower inventory write-offs. We incurred $1.2 million in write-offs in the six months ended April 30, 2004 as compared to $2.3 million in the comparable period of fiscal 2003. For the three months ended April 30, 2004, we incurred $.3 million in write-offs as compared to $2.1 million in the comparable period of fiscal 2003.

For the full 2004 fiscal year, we expect that home costs as a percentage of housing revenues will be between 50 and 60 basis points lower than in fiscal 2003.

LAND SALES

We are developing several communities in which we sell a portion of the land to other builders. The amount of land sales will vary from quarter to quarter depending upon the scheduled timing of the delivery of the land parcels. Land sales were $8.0 million and $2.0 million for the six months and three months ended April 30, 2004, respectively. For the six months and three months ended April 30, 2003, land sales were $13.4 million and $4.0 million, respectively.

For the full 2004 fiscal year, land sales are expected to be approximately $15 million compared to $27.4 million in fiscal 2003. We expect that cost of land as a percentage of land sales revenue will be approximately 85% in fiscal 2004 compared to a 65% cost of land in fiscal 2003.

EQUITY EARNINGS (LOSS) IN UNCONSOLIDATED ENTITIES

We are a participant in several joint ventures and in Toll Brothers Realty Trust Group. We recognize our proportionate share of the earnings from these entities. (See “Off-Balance Sheet Arrangements” for a narrative of our investments in and commitments to these entities.) Earnings from unconsolidated entities will vary significantly from quarter to quarter. Earnings from unconsolidated entities for the six-month and three-month periods ended April 30, 2004 were $1.4 million and $.7 million, respectively compared to $.1 million for the six-month period ended April 30, 2003 and a loss of $.1 million for the three-month period ended April 30, 2003.

Back to Contents

For fiscal 2004, we expect to realize approximately $12 million of income from our investments in the joint ventures and the Trust compared to $1.0 million in fiscal 2003.

INTEREST AND OTHER INCOME

For the six months ended April 30, 2004, interest and other income decreased $1.7 million, as compared to the comparable period of fiscal 2003. This decrease was primarily the result of lower income realized from our ancillary businesses and retained customer deposits, offset, in part, by increases in interest income and management and construction fee income.

For the three months ended April 30, 2004, interest and other income decreased $.7 million, as compared to the comparable period of fiscal 2003. This decrease was primarily the result of decreases in income realized from our ancillary businesses, interest income and retained customer deposits, offset, in part, by higher construction fee income.

For the full 2004 fiscal year, we expect interest and other income to be approximately $13 million compared to $15.8 million in fiscal 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

In the six-month and three-month periods ended April 30, 2004, SG&A spending increased by approximately $33 million and $22 million, or 25% and 33%, respectively, as compared to the comparable periods of fiscal 2003. This increased spending was principally due to higher sales commissions and higher costs incurred to operate the greater number of selling communities that we had during the fiscal 2004 periods as compared to the comparable periods of fiscal 2003. In addition, in anticipation of the significant growth that is expected in fiscal 2005 and beyond,we have increased the number of personnel to manage this growth.

For the full 2004 fiscal year, we expect that SG&A as a percentage of total revenues will be between 30 and 50 basis points higher than fiscal 2003.

INTEREST EXPENSE

We determine interest expense on a specific lot-by-lot basis for our homebuilding operations and on a parcel-by-parcel basis for land sales.

As a percentage of total revenues, interest expense varies depending on many factors, including the period of time that we owned the land, the length of time that the homes delivered during the period were under construction, and the interest rates and the amount of debt carried by us in proportion to the amount of our inventory during those periods. Interest expense as a percentage of revenues was lower for the six-month and three-month periods ended April 30, 2004 as compared to the comparable periods of fiscal 2003. For the full 2004 fiscal year, we expect interest expense as a percentage of total revenues to be slightly lower than the fiscal 2003 percentage.

EXPENSES RELATED TO THE EARLY RETIREMENT OF DEBT

We recognized a pre-tax charge of $7.7 million in the quarter ended April 30, 2004 representing the premium paid on redemption of our 8 1/8% Senior Subordinated Notes due 2009 and the write-off of unamortized bond issuance costs related to those notes. No similar charge was incurred in the comparable quarter of fiscal 2003.

We recognized a pretax charge of $3.9 million in the quarter ended January 31, 2003 representing the premium paid on redemption of our 8 3/4% Senior Subordinated Notes due 2006 and the write-off of unamortized bond issuance costs related to those notes.

INCOME BEFORE INCOME TAXES

Income before taxes increased in the six-month and three-month periods ended April 30, 2004 by 24% and 37%, respectively, as compared to the comparable periods of fiscal 2003.

Back to Contents

INCOME TAXES

Income taxes were provided at an effective rate of 36.7% for each of the six-month and three-month periods ended April 30, 2004. Income taxes were provided at an effective rate of 36.8% for each of the six-month and three- month periods ended April 30, 2003, respectively. The difference in rate in the six-month and three-month periods of fiscal 2004 as compared to the comparable periods of fiscal 2003 was due primarily to higher tax-free income in the fiscal 2004 periods as compared to the fiscal 2003 periods.

CAPITAL RESOURCES AND LIQUIDITY

Funding for our operations has been provided principally by cash flow from operating activities, unsecured bank borrowings and the public debt and equity markets.

In general, cash flow from operations assumes that as each home is delivered we will purchase a home site to replace it. Because we own several years’ supply of home sites, we do not need to immediately buy lots to replace the ones delivered. Accordingly, we believe that cash flow from operating activities before inventory additions is currently a better gauge of liquidity.

Cash flow from operating activities, before inventory additions, has improved as operating results have improved. One of the main factors that determine cash flow from operating activities, before inventory additions, is the level of revenues from the delivery of homes and land sales. We anticipate that cash flow from operating activities, before inventory additions, will continue to be strong in fiscal 2004 due to the expected increase in home deliveries in fiscal 2004 as compared to fiscal 2003. We expect that our inventory will continue to increase and we are currently negotiating and searching for additional opportunities to obtain control of land for future communities. At April 30, 2004, we had commitments to acquire land of approximately $1.96 billion, of which approximately $116.5 million had been paid or deposited. We have used our cash flow from operating activities, before inventory additions, bank borrowings and the proceeds of public debt and equity offerings to: acquire additional land for new communities; fund additional expenditures for land development; fund construction costs needed to meet the requirements of our increased backlog and the increasing number of communities in which we are offering homes for sale; repurchase our stock; and repay debt.

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

At April 30, 2004, we had a $575 million unsecured revolving credit facility with 17 banks which extends to March 2006. At April 30, 2004, we had no borrowings and approximately $155.2 million of letters of credit outstanding under the facility.

In March 2004, Toll Brothers Finance Corp., one of our indirect wholly-owned subsidiaries, sold $300 million of 4.95% Senior Notes due 2014 in a private placement. The obligations of Toll Brothers Finance Corp. to pay principal, premiums, if any, and interest are guaranteed jointly and severally on a senior basis, by us and substantially all of our home building subsidiaries. The guarantees are full and unconditional. Our non-homebuilding subsidiaries did not guarantee the debt. We have filed a registration statement enabling the holders of the senior notes to exchange the notes for publicly registered notes. We used a portion of the proceeds from the senior notes to redeem all of our outstanding $170 million 8 1/8% Senior Subordinated Notes due 2009 at 104.0625% of principal amount. The redemption resulted in a pre-tax charge in our quarter ended April 30, 2004 of approximately $7.7 million which represented the call premium and the write-off of the unamortized issuance costs.

We believe that we will be able to continue to fund our activities through a combination of existing cash resources, cash flow from operating activities, our existing sources of credit, and the public debt markets.

Back to Contents

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

HOUSING DATA

(For the six months and three months ended April 30, 2004 and 2003)

Closings	Six months ended April 30,

	2004		2003

Region	Units	$000	Units	$000

Northeast (CT,MA,NH,NJ,NY,RI)	399	229.4	332	195.2
Mid-Atlantic (DE,MD,PA,VA)	939	475.5	768	371.8
Midwest (IL,MI,OH)	171	99.6	166	86.3
Southeast (FL,NC,SC,TN)	313	145.1	345	149.9
Southwest (AZ,CO,NV,TX)	339	189.2	300	153.8
West (CA)	387	265.1	234	201.9

	2,548	1,403.9	2,145	1,158.9

New Contracts (1)	Six months ended April 30,

	2004		2003

Region	Units	$000	Units	$000

Northeast (CT,MA,NH,NJ,NY,RI)	504	300.3	457	265.0
Mid-Atlantic (DE,MD,PA,VA)	1,438	799.6	1,083	534.3
Midwest (IL,MI,OH)	317	187.2	220	116.4
Southeast (FL,NC,SC,TN)	442	216.8	274	139.5
Southwest (AZ,CO,NV,TX)	658	391.8	382	221.7
West (CA)	758	610.3	317	235.8

	4,117	2,506.0	2,733	1,512.7

Backlog (2)	At April 30, 2004		At April 30, 2003

Region	Units	$000	Units	$000

Northeast (CT,MA,NH,NJ,NY,RI)	1,037	590.4	785	454.5
Mid-Atlantic (DE,MD,PA,VA)	2,173	1,161.2	1,449	709.9
Midwest (IL,MI,OH)	444	252.2	327	177.5
Southeast (FL,NC,SC,TN)	540	289.9	313	194.1
Southwest (AZ,CO,NV,TX)	1,028	599.5	618	336.5
West (CA)	1,003	842.2	445	342.3

	6,225	3,735.4	3,937	2,214.8

Back to Contents

HOUSING DATA (continued)

Closings	Three months ended April 30,

	2004		2003

Region	Units	$000	Units	$000

Northeast (CT,MA,NH,NJ,NY,RI)	216	124.8	164	96.0
Mid-Atlantic (DE,MD,PA,VA)	534	274.1	389	189.3
Midwest (IL,MI,OH)	99	58.6	79	42.8
Southeast (FL,NC,SC,TN)	192	91.5	182	76.6
Southwest (AZ,CO,NV,TX)	190	107.4	170	86.4
West (CA)	232	157.9	125	109.9

	1,463	814.3	1,109	601.0

New Contracts (1)	Three months ended April 30,

	2004		2003

Region	Units	$000	Units	$000

Northeast (CT,MA,NH,NJ,NY,RI)	282	162.5	316	176.1
Mid-Atlantic (DE,MD,PA,VA)	911	515.8	648	314.9
Midwest (IL,MI,OH)	192	113.9	126	66.6
Southeast (FL,NC,SC,TN)	268	131.3	159	83.8
Southwest (AZ,CO,NV,TX)	425	248.3	204	125.1
West (CA)	522	429.8	214	160.0

	2,600	1,601.6	1,667	926.5

(1)
Contracts for the six months ended April 30, 2004 and 2003 include $3.2 million (10 homes) and $5.5 million (18 homes), respectively, from an unconsolidated 50% owned joint venture. Contracts for the three months ended April 30, 2004 and 2003 include $1.6 million (5 homes) and $2.4 million (8 homes), respectively, from this joint venture.

(2)	Backlog at April 30, 2004 and 2003 includes $4.5 million (14 homes) and $7.7 million (25 homes), respectively, from the joint venture described in note (1) above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily due to fluctuations in interest rates. We utilize both fixed-rate and variable- rate debt. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until we are required or elect to refinance such debt.

Back to Contents

The table below sets forth, at April 30, 2004, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):

	Fixed-Rate Debt		Variable-Rate Debt(1)(2)

		Weighted		Weighted
		Average		Average
Fiscal Year of		Interest		Interest
Expected Maturity	Amount	Rate	Amount	Rate

2004	$38,960	5.38%	$69,294	2.69%
2005	239,589	7.28%	150	1.15%
2006	5,979	6.79%	150	1.15%
2007	2,895	5.82%	150	1.15%
2008	1,143	8.66%	150	1.15%
Thereafter	1,301,300	6.71%	3,860	1.15%
Discount	(4,613)

Total	$1,585,253	6.77%	$73,754	2.59%

Fair value at
April 30, 2004	$1,643,613		$73,754

(1)
At April 30, 2004, we had a $575 million unsecured revolving credit facility with 17 banks which extends to March 2006. At April 30, 2004, we had no borrowings and approximately $155.2 million of letters of credit outstanding under the facility. Interest is currently payable on borrowings under this facility at .90% (this rate will vary based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time.

(2)
One of our subsidiaries has a $100 million line of credit with three banks to fund mortgage originations. The line is due within 90 days of demand by the banks and bears interest at the bank’s overnight rate plus an agreed upon margin. At April 30, 2004, the subsidiary had $69.3 million outstanding under the line at an average interest rate of 2.69%. Borrowing under this line is included in the 2004 fiscal year maturities.

Based upon the amount of variable rate debt outstanding at April 30, 2004 and holding the variable rate debt balance constant, each one percentage point increase in interest rates would increase our interest costs by approximately $.7 million per year.

ITEM 4. CONTROLS AND PROCEDURES

Management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) (the “Evaluation Date”) and, based on that evaluation, concluded that, as of the Evaluation Date, we had sufficient controls and procedures for recording, processing, summarizing and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

There has not been any change in our internal control over financial reporting during our quarter ended April 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2004, we repurchased the following shares under our repurchase program (amounts in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program (1)

Period

February 1, 2004 to
February 29, 2004	1	40.36	1	9,580
March 1, 2004 to
March 31, 2004	1	45.28	1	9,579
April 1, 2004 to
April 30, 2004	1	40.57	1	9,578

	3	41.74	3

(1)
In March 2003, our Board of Directors authorized the repurchase of up to 10 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.

Pursuant to the provisions of our stock option plans, participants are permitted to use the value of our common stock that they own to pay for the exercise of options. During the three months ended April 30, 2004, we received 2,098 shares with an average fair market value per share of $44.23 for the exercise of stock options.

Except as set forth above, we have not repurchased any of our equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2004 Annual Meeting of Stockholders was held on March 18, 2004.

The following proposals were submitted to and approved by security holders at the Annual Meeting. There were 73,533,213 shares of our common stock eligible to vote at the 2004 Annual Meeting.

(1)	The election of four directors to hold office until the 2007 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

	Nominee	For	Withheld Authority

	Zvi Barzilay	68,581,276	1,427,844
	Edward G. Boehne	69,339,648	669,472
	Richard J. Braemer	68,594,195	1,414,925
	Carl B. Marbach	69,128,687	880,433

(2)	The approval of the re-appointment of Ernst & Young LLP as our independent auditors for the 2004 fiscal year.

	For	Against	Abstain

	69,589,580	398,721	20,819

Back to Contents

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1*	Certification of Robert I. Toll pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Joel H. Rassman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Robert I. Toll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Joel H. Rassman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

(b)	Reports on Form 8-K

During the quarter ended April 30, 2004, we furnished or filed the following Current Reports on Form 8-K:

(1)
On February 5, 2004, we furnished a Current Report on Form 8-K for the purpose of filing a press release dated February 5, 2004 announcing preliminary information related to our revenue and contracts signed for our three-month period ended January 31, 2004 and the value of our backlog as of January 31, 2004.

(2)
On February 26, 2004, we furnished a Current Report on Form 8-K for the purpose of filing a press release dated February 26, 2004 announcing our financial results for the quarter ended January 31, 2004.

(3)	On February 26, 2004, we furnished a Current Report on Form 8-K for the purpose of filing information related to financial guidance for our fiscal 2004 full year and quarterly periods.

(4)
On March 16, 2004, we filed a Current Report on Form 8-K for the purpose of filing a press release dated March 16, 2004 announcing the redemption of our 8 1/8% Senior Subordinated Notes due 2009 on April 15, 2004.

(5)	On April 1, 2004, we filed a Current Report on Form 8-K for the purpose of filing certain exhibits related to the sale of our 4.95% Senior Notes due 2014.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC.
(Registrant)

Date: June 9, 2004	By:	Joel H. Rassman

Joel H. Rassman Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

Date: June 9, 2004	By:	Joseph R. Sicree

Joseph R. Sicree Vice President – Chief Accounting Officer (Principal Accounting Officer)