Form 10-Q
period 2004-07-31
TOLL BROTHERS INC
filed 2004-09-09
CIK 794170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004

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

Common Stock, $.01 par value: 74,721,225 shares at September 6, 2004.

TOLL BROTHERS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

Back to Contents

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included herein and in our other reports, SEC filings, statements and presentations is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning our anticipated operating results, financial resources, changes in revenues, changes in profitability, anticipated income to be realized from our investments in joint ventures and the Toll Brothers Realty Trust Group, interest expense, growth and expansion, ability to acquire land, ability to sell homes and properties, ability to deliver homes from backlog, ability to gain approvals and to open new communities, ability to secure materials and subcontractors, average delivered prices of homes, ability to maintain the liquidity and capital necessary to expand and take advantage of future opportunities and stock market valuations. In some cases you can identify those so called forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project,” “intend,” “can,” “could,” “might,” or “continue” or the negative of those words or other comparable words. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in our other reports, SEC filings, statements and presentations. These risks and uncertainties include local, regional and national economic and political conditions, the consequences of any future terrorist attacks such as those that occurred on September 11, 2001, the effects of governmental regulation, the competitive environment in which we operate, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, the availability of capital, fluctuations in capital and securities markets, the availability and cost of labor and materials, and weather conditions.

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

When this report uses the words “we,” “us,” and “our,” they refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires. Reference herein to “fiscal 2005,” “fiscal 2004,” “fiscal 2003,” and “fiscal 2002” refer to our fiscal year ending October 31, 2005 and October 31, 2004 and our fiscal year ended October 31, 2003 and October 31, 2002.

Back to Contents

PART I.     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	July 31,	October 31,
	2004	2003

	(Unaudited)
ASSETS
Cash and cash equivalents	$197,914	$425,251
Inventory	3,888,738	3,080,349
Property, construction and office equipment, net	48,494	43,711
Receivables, prepaid expenses and other assets	155,699	113,633
Mortgage loans receivable	90,929	57,500
Customer deposits held in escrow	55,042	31,547
Investments in and advances to unconsolidated entities	83,332	35,400

	$4,520,148	$3,787,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Loans payable	$344,548	$281,697
Senior notes	845,540	546,669
Senior subordinated notes	450,000	620,000
Mortgage company warehouse loan	82,061	49,939
Customer deposits	287,708	176,710
Accounts payable	177,910	151,730
Accrued expenses	438,426	346,944
Income taxes payable	163,624	137,074

Total liabilities	2,789,817	2,310,763

Stockholders’ equity
Preferred stock, none issued
Common stock, 77,002 shares issued at July 31, 2004 and October 31, 2003	770	770
Additional paid-in capital	203,863	190,596
Retained earnings	1,590,156	1,361,619
Treasury stock, at cost – 2,651 shares and 3,680 shares at July 31, 2004 and October 31, 2003, respectively	(64,458)	(76,357)

Total stockholders’ equity	1,730,331	1,476,628

	$4,520,148	$3,787,391

See accompanying notes

Back to Contents

TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Nine months ended July 31,		Three months ended July 31,

	2004	2003	2004	2003

Revenues:
Home sales	$2,395,150	$1,837,386	$991,264	$678,523
Land sales	20,938	21,027	12,940	7,640
Equity earnings in unconsolidated entities	6,945	700	5,551	555
Interest and other	7,483	12,764	3,364	6,967

	2,430,516	1,871,877	1,013,119	693,685

Costs and expenses:
Home sales	1,716,535	1,334,645	709,484	492,239
Land sales	14,315	13,462	7,509	2,745
Selling, general and administrative	270,155	206,354	103,608	73,216
Interest	59,970	50,135	24,216	17,630
Expenses related to early retirement of debt	8,229	3,890	481	—

	2,069,204	1,608,486	845,298	585,830

Income before income taxes	361,312	263,391	167,821	107,855
Income taxes	132,775	96,953	61,806	39,696

Net income	$228,537	$166,438	$106,015	$68,159

Earnings per share:
Basic	$3.08	$2.38	$1.43	$0.98

Diluted	$2.82	$2.23	$1.31	$0.90

Weighted average number of shares:
Basic	74,199	70,038	74,352	69,848
Diluted	81,055	74,481	80,920	75,534

See accompanying notes

Back to Contents

TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended July 31,

	2004	2003

Cash flow from operating activities:
Net income	$228,537	$166,438
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,231	8,841
Equity earnings in unconsolidated entities	(6,945)	(700)
Deferred tax provision	12,113	4,473
Provision for inventory write-offs	2,441	4,305
Write-off of unamortized debt discount and financing costs	1,322	973
Changes in operating assets and liabilities
Increase in inventory	(728,665)	(370,699)
Origination of mortgage loans	(516,397)	(516,590)
Sale of mortgage loans	482,968	476,738
(Increase) decrease in receivables, prepaid expenses and other assets	(67,912)	9,763
Increase in customer deposits	110,998	32,478
Increase in accounts payable and accrued expenses	139,251	39,290
Increase in current income taxes payable	26,086	2,062

Net cash used in operating activities	(304,972)	(142,628)

Cash flow from investing activities:
Purchase of property, construction and office equipment, net	(13,543)	(8,946)
Investments in and advances to unconsolidated entities	(60,792)	(11,127)
Distributions from unconsolidated entities	23,588	3,150

Net cash used in investing activities	(50,747)	(16,923)

Cash flow from financing activities:
Proceeds from loans payable	693,407	822,796
Principal payments of loans payable	(684,384)	(789,008)
Net proceeds from issuance of public debt	297,432	297,885
Redemption of senior subordinated notes	(170,000)	(100,000)
Proceeds from stock based benefit plans	12,065	6,656
Purchase of treasury stock	(20,138)	(25,432)

Net cash provided by financing activities	128,382	212,897

Net (decrease) increase in cash and cash equivalents	(227,337)	53,346
Cash and cash equivalents, beginning of period	425,251	102,337

Cash and cash equivalents, end of period	$197,914	$155,683

See accompanying notes

Back to Contents

TOLL BROTHERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2003 balance sheet amounts and disclosures included herein have been derived from our October 31, 2003 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, we suggest that they be read in conjunction with the financial statements and notes thereto included in our October 31, 2003 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position as of July 31, 2004, the results of our operations for the nine months and three months ended July 31, 2004 and 2003 and our cash flows for the nine months ended July 31, 2004 and 2003. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” A Variable Interest Entity (“VIE”) is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE must consolidate the VIE. The adoption of FIN 46 in fiscal 2004 for VIEs did not have a material effect on our financial position and results of operations.

In March 2004, the SEC released SEC Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 105 provides the SEC staff position regarding the application of U.S. generally accepted accounting principles to loan commitments that relate to the origination of mortgage loans that will be held for resale. SAB No. 105 contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value. Current accounting guidance requires the commitment to be recognized on the balance sheet at fair value from its inception through its expiration or funding. SAB No. 105 requires that fair-value measurement include only the differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB No. 105 requires the disclosure of loan commitments and any associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The adoption of SAB No. 105 did not have a material impact on our results of operations, financial condition, or cash flows.

2.	Inventory

Inventory consisted of the following (amounts in thousands):

	July 31, 2004	October 31, 2003

Land and land development costs	$1,064,683	$1,115,805
Construction in progress	2,353,212	1,609,314
Sample homes and sales offices	209,342	188,592
Land deposits and costs of future development	249,010	155,649
Other	12,491	10,989

	$3,888,738	$3,080,349

Construction in progress includes the cost of homes under construction, land and land development costs and the carrying costs of lots that have been substantially improved.

Back to Contents

We capitalize certain interest costs to inventory during the development and construction period. Capitalized interest is charged to interest expense when the related inventory is delivered. Interest incurred, capitalized and expensed for the nine-month and three-month periods ended July 31, 2004 and 2003 is summarized as follows (amounts in thousands):

	Nine months ended		Three months ended
	July 31,		July 31,

	2004	2003	2004	2003

Interest capitalized, beginning of period	$154,314	$123,637	$174,416	$142,072
Interest incurred	85,137	76,831	28,632	25,800
Interest expensed	(59,970)	(50,135)	(24,216)	(17,630)
Write-off to cost and expenses	(784)	(431)	(135)	(340)

Interest capitalized, end of period	$178,697	$149,902	$178,697	$149,902

3.	Credit Agreement, Senior Notes and Senior Subordinated Notes

In July 2004, First Huntingdon Finance Corp., one of our wholly-owned subsidiaries, entered into a credit agreement with 23 banks. This new credit facility replaced our previous facility of $575 million. The new revolving credit facility provides $1.05 billion of loan capacity and extends until July 15, 2009. Interest is payable on borrowings under the facility at 0.70% (subject to adjustment based upon our debt ratings and leverage ratio) above the Eurodollar rate or other specified variable rates as selected by us from time to time. At July 31, 2004, we had no borrowings outstanding against the facility and had approximately $160.1 million of letters of credit outstanding under it. Under the terms of the credit agreement, we are not permitted to allow our maximum leverage ratio (as defined in the agreement) to exceed 2.00 to 1.00 and, at July 31, 2004, we were required to maintain a minimum tangible net worth (as defined in the agreement) of approximately $1.17 billion. At July 31, 2004 our leverage ratio was approximately .81 to 1.00 and our tangible net worth was approximately $1.69 billion. The replacement of the prior credit facility resulted in a pretax-charge in the quarter ended July 31, 2004 of $.5 million which represents the unamortized issuance costs of the prior credit facility.

In March 2004, Toll Brothers Finance Corp., one of our wholly-owned subsidiaries, sold $300 million of 4.95% Senior Notes due 2014. The obligations of Toll Brothers Finance Corp. to pay principal, premiums, if any, and interest is guaranteed jointly and severally on a senior basis by us and substantially all of our home building subsidiaries. The guarantees are full and unconditional. Our non-home building subsidiaries did not guarantee the debt. We used a portion of the proceeds from the senior note offering to redeem all of our outstanding $170 million 8 1/8% Senior Subordinated Notes due 2009 at 104.0625 % of principal amount. The remainder of the proceeds was used for general corporate purposes. The redemption resulted in a pre-tax charge in our quarter ended April 30, 2004 of $7.7 million which represents the call premium and the write-off of the unamortized issuance costs.

4.	Earnings per Share Information

Information pertaining to the calculation of earnings per share for the nine-month and three-month periods ended July 31, 2004 and 2003 are as follows (amounts in thousands):

	Nine months ended		Three months ended
	July 31,		July 31,

	2004	2003	2004	2003

Basic weighted average shares	74,199	70,038	74,352	69,848
Common stock equivalents	6,856	4,443	6,568	5,686

Diluted weighted average shares	81,055	74,481	80,920	75,534

5.	Stock Repurchase Program

In March 2003, our Board of Directors authorized the repurchase of up to 10 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. During the nine-month period ended July 31,

Back to Contents

2004, we repurchased approximately .5 million shares. At July 31, 2004, we had approximately 9.3 million shares remaining under the repurchase authorization.

6.	Warranty Costs

We accrue for the expected warranty costs at the time each home is closed and title and possession have been transferred to the home buyer. Costs are accrued based upon historical experience. Changes in the warranty accrual for the nine-month and three-month periods ended July 31, 2004 and 2003 are as follows (amounts in thousands):

	Nine months ended		Three months ended
	July 31,		July 31,

	2004	2003	2004	2003

Balance, beginning of period	$33,752	$29,197	$36,225	$30,814
Additions	16,640	13,274	6,720	4,886
Charges incurred	(12,187)	(10,565)	(4,740)	(3,794)

Balance, end of period	$38,205	$31,906	$38,205	$31,906

7.	Stock Based Benefit Plans

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

For the purposes of providing the pro forma disclosures, the fair value of options granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in each of the nine-month and three-month periods ended July 31, 2004 and 2003.

	2004	2003

Risk-free interest rate	3.73%	3.53%
Expected life (years)	6.99	7.10
Volatility	42.97%	43.37%
Dividends	None	None

Net income and net income per share as reported in these condensed consolidated financial statements and on a pro forma basis, as if the fair-value-based method described in SFAS No. 123 had been adopted, for the nine-month and three-month periods ended July 31, 2004 and 2003 were as follows (amounts in thousands, except per share amounts):

		Nine months ended July 31,		Three months ended July 31,

		2004	2003	2004	2003

Net income	As reported	$228,537	$166,438	$106,015	$68,159
	Pro forma	$215,830	$155,464	$101,508	$64,471
Basic net income per share	As reported	$3.08	$2.38	$1.43	$0.98
	Pro forma	$2.91	$2.22	$1.37	$0.92
Diluted net income per share	As reported	$2.82	$2.23	$1.31	$0.90
	Pro forma	$2.66	$2.09	$1.25	$0.85
Weighted-average grant date fair value per share of options granted		$19.47	$10.24	$19.47	$10.24

Back to Contents

8.	Commitments and Contingencies

At July 31, 2004, we had agreements to purchase land for future development with an aggregate purchase price of approximately $2.14 billion, of which $142.5 million had been paid or deposited. Purchase of the properties is generally contingent upon satisfaction of certain requirements by us and the sellers.

At July 31, 2004, we had outstanding surety bonds amounting to approximately $674.0 million related primarily to our obligations to various governmental entities to construct improvements in our various communities. We estimate that approximately $263.5 million of work remains to be performed on these improvements. We have an additional $73.8 million of surety bonds outstanding which guarantee other of our obligations. We do not believe that any outstanding bonds will likely be drawn upon.

At July 31, 2004, we had agreements of sale outstanding to deliver 6,856 homes with an aggregate sales value of approximately $4.3 billion.

At July 31, 2004, we were committed to provide approximately $561.5 million of mortgage loans to our home buyers and to others. All loans with committed interest rates are covered by take-out commitments from third-party lenders, which minimizes our interest rate risk. We also arrange a variety of mortgage programs that are offered to our home buyers through outside mortgage lenders.

We have a $1.05 billion unsecured revolving credit facility with 23 banks that extends to July 15, 2009. Interest is payable on borrowings under the facility at 0.70% (subject to adjustment based upon our debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At July 31, 2004, we had no outstanding borrowings against the facility and approximately $160.1 million of letters of credit outstanding under it. Under the terms of the revolving credit agreement, we are not permitted to allow our maximum leverage ratio (as defined in the agreement) to exceed 2.00 to 1.00 and, at July 31, 2004, we were required to maintain a minimum tangible net worth (as defined in the agreement) of approximately $1.17 billion. At July 31, 2004, our leverage ratio was approximately .81 to 1.00 and our tangible net worth was approximately $1.69 billion. Based upon the minimum tangible net worth requirement of the revolving credit facility, our ability to pay dividends and repurchase our common stock was limited to approximately $683.6 million at July 31, 2004.

We have an unsecured term loan of $222.5 million from 11 banks at a weighted-average interest rate of 7.43% repayable in July 2005. Under the terms of the term loan agreement, we are not permitted to allow our maximum leverage ratio (as defined in the agreement) to exceed 2.25 to 1.00 and, at July 31, 2004, we were required to maintain a minimum tangible net worth (as defined in the agreement) of approximately $851.6 million. At July 31, 2004, our leverage ratio was approximately .79 to 1.00 and our tangible net worth was approximately $1.70 billion. Based upon the minimum tangible net worth requirement of the term loan, our ability to pay dividends and repurchase our common stock was limited to approximately $1.05 billion at July 31, 2004.

We are involved in various claims and litigation arising in the ordinary course of business. We believe that the disposition of these matters will not have a material effect on our business or on our financial condition.

Back to Contents

9.	Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for the nine months ended July 31, 2004 and 2003 (amounts in thousands):

	2004	2003

Cash flow information:
Interest paid, net of amount capitalized	$30,847	$25,574

Income taxes paid	$94,576	$88,868

Non-cash activity:
Cost of inventory acquired through seller financing	$85,950	$48,722

Income tax benefit related to exercise of employee stock options	$11,649	$312

Stock bonus awards	$20,288	$9,643

Contribution to employee retirement plan	$1,301	$1,180

10.	Supplemental Guarantor Information

Toll Brothers Finance Corp., a wholly-owned, indirect subsidiary (the “Subsidiary Issuer”), is the issuer of three series of senior notes aggregating $850 million. The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest is guaranteed jointly and severally on a senior basis by Toll Brothers, Inc. and substantially all of our wholly-owned home building subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional. Our non-home building subsidiaries and certain home building subsidiaries (the “Non-Guarantor Subsidiaries”) did not guarantee the debt. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such disclosures would not be material to investors. The Subsidiary Issuer has not had and does not have any operations other than the issuance of the three series of senior notes and the lending of the proceeds from the senior notes to subsidiaries of Toll Brothers, Inc. Supplemental consolidating financial information of Toll Brothers, Inc., the Subsidiary Issuer, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at Toll Brothers, Inc. on a consolidated basis are as follows:

Back to Contents

Condensed Consolidating Balance Sheet at July 31, 2004 ($ in thousands)(unaudited)

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents			187,652	10,262		197,914
Inventory			3,887,670	1,068		3,888,738
Property, construction and office equipment – net			38,733	9,761		48,494
Receivables, prepaid expenses and other assets		5,025	107,958	60,947	(18,231)	155,699
Mortgage loans receivable				90,929		90,929
Customer deposits held in escrow			55,042			55,042
Investments in and advances to unconsolidated entities			83,332			83,332
Investments in and advances to consolidated entities	1,895,955	856,942	(1,047,499)	(3,836)	(1,701,562)	—

	1,895,955	861,967	3,312,888	169,131	(1,719,793)	4,520,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable			340,088	4,460		344,548
Senior notes		845,540				845,540
Senior subordinated notes			450,000			450,000
Mortgage company warehouse loan				82,061		82,061
Customer deposits			287,708			287,708
Accounts payable			177,330	580		177,910
Accrued expenses		16,427	377,563	62,745	(18,309)	438,426
Income taxes payable	165,624			(2,000)		163,624

Total liabilities	165,624	861,967	1,632,689	147,846	(18,309)	2,789,817

Stockholders’ equity:
Common stock	770			2,003	(2,003)	770
Additional paid-in capital	203,863		4,420	2,734	(7,154)	203,863
Retained earnings	1,590,156		1,675,779	16,548	(1,692,327)	1,590,156
Treasury stock	(64,458)					(64,458)

Total equity	1,730,331	—	1,680,199	21,285	(1,701,484)	1,730,331

	1,895,955	861,967	3,312,888	169,131	(1,719,793)	4,520,148

Back to Contents

Condensed Consolidating Balance Sheet at October 31, 2003 ($ in thousands)

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents			417,076	8,175		425,251
Inventory			3,080,171	178		3,080,349
Property, construction and office equipment, net			33,582	10,129		43,711
Receivables, prepaid expenses and other assets		3,498	77,643	42,890	(10,398)	113,633
Mortgage loans receivable				57,500		57,500
Customer deposits held in escrow			31,547			31,547
Investments in and advances to unconsolidated entities			35,400			35,400
Investments in and advances to consolidated entities	1,615,110	555,078	(698,225)	(2,403)	(1,469,560)	—

	1,615,110	558,576	2,977,194	116,469	(1,479,958)	3,787,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable			277,087	4,610		281,697
Senior notes		546,669				546,669
Senior subordinated notes			620,000			620,000
Mortgage company warehouse loan				49,939		49,939
Customer deposits			176,710			176,710
Accounts payable			151,722	8		151,730
Accrued expenses		11,907	300,028	45,521	(10,512)	346,944
Income taxes payable	138,482			(1,408)		137,074

Total liabilities	138,482	558,576	1,525,547	98,670	(10,512)	2,310,763

Stockholders’ equity:
Common stock	770			3,003	(3,003)	770
Additional paid-in capital	190,596		4,420	1,734	(6,154)	190,596
Retained earnings	1,361,619		1,447,227	13,062	(1,460,289)	1,361,619
Treasury stock	(76,357)					(76,357)

Total equity	1,476,628	—	1,451,647	17,799	(1,469,446)	1,476,628

	1,615,110	558,576	2,977,194	116,469	(1,479,958)	3,787,391

Back to Contents

Condensed Consolidating Statement of Income for the three months ended July 31, 2004 ($ in thousands) (unaudited)

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Home sales			991,264			991,264
Land sales			12,940			12,940
Equity earnings			5,551			5,551
Earnings from subsidiaries	167,838				(167,838)	—
Other		12,877	2,796	9,030	(21,339)	3,364

	167,838	12,877	1,012,551	9,030	(189,177)	1,013,119

Costs and expenses:
Home sales			708,595	1,014	(125)	709,484
Land sales			7,509			7,509
Selling, general and administrative	17	137	103,933	5,080	(5,559)	103,608
Interest		12,740	24,195	459	(13,178)	24,216
Expenses related to early retirement of debt			481			481

	17	12,877	844,713	6,553	(18,862)	845,298

Income before income taxes	167,821	—	167,838	2,477	(170,315)	167,821
Income taxes	61,806	—	61,812	915	(62,727)	61,806

Net income	106,015	—	106,026	1,562	(107,588)	106,015

Condensed Consolidating Statement of Income for the three months ended July 31, 2003 ($ in thousands) (unaudited)

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Home sales			678,523			678,523
Land sales			7,640			7,640
Equity earnings			555			555
Earnings from subsidiaries	107,891				(107,891)	—
Other		5,281	6,773	8,709	(13,796)	6,967

	107,891	5,281	693,491	8,709	(121,687)	693,685

Costs and expenses:
Home sales			491,269	713	257	492,239
Land sales			2,745			2,745
Selling, general and administrative	36	20	73,978	4,811	(5,629)	73,216
Interest		5,261	17,608	514	(5,753)	17,630

	36	5,281	585,600	6,038	(11,125)	585,830

Income before income taxes	107,855	—	107,891	2,671	(110,562)	107,855
Income taxes	39,696	—	39,710	986	(40,696)	39,696

Net income	68,159	—	68,181	1,685	(69,866)	68,159

Back to Contents

Condensed Consolidating Statement of Income for the nine months ended July 31, 2004 ($ in thousands) (unaudited)

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Home sales			2,395,150			2,395,150
Land sales			20,938			20,938
Equity earnings			6,945			6,945
Earnings from subsidiaries	361,332				(361,332)	—
Other		33,749	6,298	24,072	(56,636)	7,483

	361,332	33,749	2,429,331	24,072	(417,968)	2,430,516

Costs and expenses:
Home sales			1,714,546	2,795	(806)	1,716,535
Land sales			14,315			14,315
Selling, general and administrative	20	351	271,002	14,707	(15,925)	270,155
Interest		33,398	59,907	1,038	(34,373)	59,970
Expenses related to early retirement of debt			8,229			8,229

	20	33,749	2,067,999	18,540	(51,104)	2,069,204

Income before income taxes	361,312	—	361,332	5,532	(366,864)	361,312
Income taxes	132,775	—	132,782	2,044	(134,826)	132,775

Net income	228,537	—	228,550	3,488	(232,038)	228,537

Condensed Consolidating Statement of Income for the nine months ended July 31, 2003 ($ in thousands) (unaudited)

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Home sales			1,837,386			1,837,386
Land sales			21,027			21,027
Equity earnings			700			700
Earnings from subsidiaries	263,434				(263,434)	—
Other	(4)	14,452	12,159	22,848	(36,691)	12,764

	263,430	14,452	1,871,272	22,848	(300,125)	1,871,877

Costs and expenses:
Home sales			1,332,336	2,089	220	1,334,645
Land sales			13,462			13,462
Selling, general and administrative	39	54	208,085	13,071	(14,895)	206,354
Interest		14,398	50,065	1,221	(15,549)	50,135
Expenses related to early retirement of debt			3,890			3,890

	39	14,452	1,607,838	16,381	(30,224)	1,608,486

Income before income taxes	263,391	—	263,434	6,467	(269,901)	263,391
Income taxes	96,953	—	96,969	2,389	(99,358)	96,953

Net income	166,438	—	166,465	4,078	(170,543)	166,438

Back to Contents

Condensed Consolidating Statement of Cash Flows for the nine months ended July 31, 2004 ($ in thousands) (unaudited)

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities
Net income	228,537		228,550	3,488	(232,038)	228,537
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization		320	8,943	1,968		11,231
Equity earnings in unconsolidated entities			(6,945)			(6,945)
Deferred income taxes	12,113					12,113
Provision for inventory write-offs			2,441			2,441
Write-off of unamortized debt discount and financing costs			1,322			1,322
Changes in operating assets and liabilities:
Increase in inventory			(727,775)	(890)		(728,665)
Origination of mortgage loans				(516,397)		(516,397)
Sale of mortgage loans				482,968		482,968
(Increase) decrease in receivables, prepaid expense and other	(280,844)	(302,272)	291,994	(16,624)	239,834	(67,912)
Increase in customer deposits			110,998			110,998
Increase in accounts payable and accrued expenses	21,589	4,520	103,143	17,795	(7,796)	139,251
Increase (decrease) in current taxes payable	26,678			(592)		26,086

Net cash (used in) provided by operating activities	8,073	(297,432)	12,671	(28,284)	—	(304,972)

Cash flows from investing activities
Purchase of property, construction and office equipment			(11,942)	(1,601)		(13,543)
Investments in unconsolidated entities			(60,792)			(60,792)
Distributions from unconsolidated entities			23,588			23,588

Net cash used in investing activities	—	—	(49,146)	(1,601)	—	(50,747)

Cash flows from financing activities
Proceeds from loans payable			240,800	452,607		693,407
Principal payments on loans payable			(263,749)	(420,635)		(684,384)
Net proceeds from public debt		297,432				297,432
Redemption of subordinated debt			(170,000)			(170,000)
Proceeds from stock-based benefit plans	12,065					12,065
Purchase of treasury shares	(20,138)					(20,138)

Net cash provided by (used in) financing activities	(8,073)	297,432	(192,949)	31,972	—	128,382

(Decrease) increase in cash and equivalents	—	—	(229,424)	2,087	—	(227,337)

Cash and equivalents, beginning of period			417,076	8,175		425,251

Cash and equivalents, end of period	—	—	187,652	10,262	—	197,914

Back to Contents

Condensed Consolidating Statement of Cash Flows for the nine months ended July 31, 2003 ($ in thousands) (unaudited)

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities
Net income	166,438		166,466	4,078	(170,544)	166,438
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization		132	7,460	1,249		8,841
Equity earnings in unconsolidated entities			(700)			(700)
Deferred income taxes	5,795			(1,322)		4,473
Provision for inventory write-offs			4,305			4,305
Write-off of unamortized debt discount and financing costs			973			973
Changes in operating assets and liabilities:
Increase in inventory			(370,633)	(66)		(370,699)
Origination of mortgage loans				(516,590)		(516,590)
Sale of mortgage loans				476,738		476,738
Decrease (increase) in receivables, prepaid expense and other	(166,511)	(302,371)	291,321	16,780	170,544	9,763
Increase in customer deposits			32,478			32,478
Increase (decrease) in accounts payable and accrued expenses	10,823	4,354	34,671	(10,558)		39,290
Increase (decrease) in current taxes payable	2,231			(169)		2,062

Net cash (used in) provided by operating activities	18,776	(297,885)	166,341	(29,860)	—	(142,628)

Cash flows from investing activities
Purchase of property, construction and office equipment			(7,269)	(1,677)		(8,946)
Investments in unconsolidated entities			(11,127)			(11,127)
Distributions from unconsolidated entities			3,150			3,150

Net cash used in investing activities	—	—	(15,246)	(1,677)	—	(16,923)

Cash flows from financing activities
Proceeds from loans payable			336,069	486,727		822,796
Principal payments on loans payable			(340,499)	(448,509)		(789,008)
Net proceeds from public debt		297,885				297,885
Redemption of subordinated debt			(100,000)			(100,000)
Proceeds from stock-based benefit plans	6,656					6,656
Purchase of treasury shares	(25,432)					(25,432)

Net cash provided by (used in) financing activities	(18,776)	297,885	(104,430)	38,218	—	212,897

Increase in cash and equivalents	—	—	46,665	6,681	—	53,346
Cash and equivalents, beginning of period	—	—	99,815	2,522	—	102,337

Cash and equivalents, end of period	—	—	146,480	9,203	—	155,683

Back to Contents

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Home sales revenues of $2.4 billion for the nine-month period ended July 31, 2004 represents an increase of 30% over the $1.8 billion for the comparable period of fiscal 2003. Home sales revenues of $991.3 million in the three-month period ended July 31, 2004 represents an increase of 46% over the $678.5 million recognized in the comparable period of fiscal 2003. Net income of $228.5 million and $106.0 million in the nine-month and three-month periods ended July 31, 2004, respectively, represent increases of 37% and 56%, respectively, over net income of $166.4 million and $68.2 million in the comparable periods of fiscal 2003. Contracts signed of $4.1 billion (6,436 homes) for the nine months ended July 31, 2004 represents a 67% increase over the $2.5 billion (4,383 homes) of contracts signed in the comparable period of fiscal 2003. Contracts signed of $1.6 billion (2,329 homes) for the three months ended July 31, 2004 represent a 69% increase over the $951.6 million (1,668 homes) of contracts signed for the comparable period of fiscal 2003.

In addition, the $4.3 billion (6,856 homes) sales value of homes under contract but not yet delivered to home buyers (“backlog”) at July 31, 2004 was 75% higher than our $2.5 billion (4,392 homes) backlog at July 31, 2003 and 65% higher than our $2.6 billion (4,667 homes) backlog at October 31, 2003. Based on our current backlog, which affords us revenue visibility over the next nine to twelve months, and the pace of current demand, we expect to deliver between 7,700 and 8,000 homes during fiscal 2005, with an average delivered price in excess of $600,000. In addition, we expect that net income will increase by at least 30% over net income for fiscal 2004 and diluted earnings per share will increase by at least 25% over diluted earnings per share for fiscal 2004.

Geographic and product diversification, access to lower-cost capital, a versatile and abundant home mortgage market and improving demographics are promoting strong and steady demand for those builders who can control land and persevere through the increasingly difficult regulatory approval process. This evolution in our industry favors the large, publicly traded home building companies with the capital and expertise to control homesites and gain market share. We currently own or control more than 61,000 home sites in 44 markets we consider to be affluent, a substantial number of which sites already have the approvals necessary for development. We believe that as the approval process becomes more difficult, and, as the political pressure from no-growth proponents increases, our expertise in taking land through the approval process and our already approved land positions will allow us to continue to grow for a number of years to come. Because of the strong demand for our homes, we have been able to increase the base selling prices in many of our communities during the past several years.

Because of the length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and build and deliver a home after a home buyer signs an agreement of sale, we and other home builders are subject to many risks. We attempt to reduce risks by: controlling land for future development through options whenever possible, thus allowing us to obtain the necessary governmental approvals before acquiring title to the land; generally commencing construction of a home only after executing an agreement of sale with a buyer; and using subcontractors to perform home construction and land development work generally on a fixed-price basis.

Our revenues have grown on average over 20% per year in the last decade. We have funded this growth through the reinvestment of profits, bank borrowings and capital market transactions. At July 31, 2004, we had $197.9 million of cash and cash equivalents and approximately $890 million available under our new bank revolving credit facility which extends to July 15, 2009. In addition, during the second quarter of 2004, we issued $300 million of 4.95% Senior Notes due 2014. We used $170 million of the proceeds from these notes to redeem our 8 1/8% Senior Subordinated Notes due 2009. With these resources, our strong cash flow from operations before inventory growth and our history of success in accessing the public debt markets, we believe we have the resources available to continue to grow in fiscal 2005 and beyond.

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

It takes approximately four to five years to fully develop, sell and deliver all the homes in one of our typical communities. Longer or shorter time periods are possible depending on the number of home sites in a community. Our master planned communities, consisting of several smaller communities, may take up to 10 years or more to complete. Because our inventory is considered a long-lived asset under U.S. generally accepted accounting principles, we are required to review the carrying value of each of our communities and write down the value of those communities for which we believe the values are not recoverable. When the profitability of a current community deteriorates, the sales pace declines significantly or some other factor indicates a possible impairment in the recoverability of the asset, we evaluate the property in accordance with the guidelines of SFAS No. 144. If this evaluation indicates that an impairment loss should be recognized, we charge cost of sales for the estimated impairment loss in the period determined.

In addition, we review all land held for future communities or future sections of current communities, whether owned or under contract, to determine whether or not we expect to proceed with the development of the land as planned. Based upon this review, we decide: (a) as to land that is under a purchase contract but not owned, whether the contract will likely be terminated or renegotiated and (b) as to land we own, whether the land will likely be developed as contemplated or in an alternative manner, or should be sold. We then further determine which costs that have been capitalized to the property are recoverable and which costs should be written off.

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

Back to Contents

OFF-BALANCE SHEET ARRANGEMENTS

We have investments in and advances to several joint ventures with independent third parties to develop land, some of which develop land for the sole use of the venture partners, including ourselves, and others which develop land for sale to the venture partners and to third party builders. We recognize our share of earnings from the sale of lots to other builders. We do not recognize earnings from lots we purchase from the joint ventures, but instead reduce our cost basis in these lots by our share of the earnings on the lots. At July 31, 2004, we were obligated to purchase approximately 414 lots from two of the joint ventures in which we have an interest. At July 31, 2004, we had approximately $42.6 million invested in or advanced to these joint ventures and were committed to contribute additional capital in an aggregate amount of approximately $92.6 million if the joint ventures require it. The amount of additional capital we are obligated to contribute may decrease in the event the joint ventures obtain financing from other sources.

In addition, we have a minority interest in a joint venture with unrelated third parties that is building The Sky Club, a 326-unit, 17-story two-tower structure, located in Hoboken, New Jersey. At July 31, 2004, our investment in this joint venture was $4.0 million. We do not have any commitment to contribute additional capital to this joint venture.

In January 2004, we entered into a joint venture, in which we have a 50% interest with another unrelated third party builder, to develop an 832-home luxury condominium community on the Hoboken, New Jersey waterfront. At July 31, 2004, we had investments in and advances to the joint venture of $29.5 million and are committed to make up to $1.0 million of additional investments in and advances to it. In addition, we and our joint venture partner each have guaranteed $7.5 million of principal amount of one of the loans obtained by this joint venture.

We also own 50% of a joint venture with an unrelated third party that is currently building and selling an active-adult, age-qualified community. At July 31, 2004, our investment in this joint venture was $1.4 million. We do not have any commitment to contribute additional capital to this joint venture.

To take advantage of commercial real estate opportunities, Toll Brothers Realty Trust Group (the “Trust”) was formed in 1998. The Trust is effectively owned one-third by us, one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Zvi Barzilay (and members of his family), Joel H. Rassman, and other members of our senior management, and one-third by the Pennsylvania State Employees Retirement System. We provide development, finance and management services to the Trust and receive fees for our services. The Trust currently owns and operates several office buildings and an 806-unit apartment complex which it developed in Virginia, and is currently building a 635-unit apartment complex in New Jersey. At July 31, 2004, our investment in the Trust was $5.8 million. The Trust has a $25 million revolving credit facility that extends through June 2005. As collateral for this facility, we and the other groups of investors each entered into a subscription agreement whereby each group of investors agreed to invest up to an additional $9.3 million if required by the Trust. The subscription agreements expire in August 2005.

Other than the guarantees discussed above, we do not currently guarantee any indebtedness of the joint ventures or the Trust. Our total commitment to these entities is not material to our financial condition. These investments are accounted for using the equity method.

Back to Contents

RESULTS OF OPERATIONS

The following table sets forth, for the nine-month and three-month periods ended July 31, 2004 and 2003, a comparison of certain income statement items related to our operations (amounts in millions):

	Nine months ended July 31,				Three months ended July 31,

	2004		2003		2004		2003

	$	%	$	%	$	%	$	%

Home sales
Revenues	2,395.2		1,837.4		991.3		678.5
Cost of sales	1,716.5	71.7%	1,334.6	72.6%	709.5	71.6%	492.2	72.5%
Land sales
Revenues	20.9		21.0		12.9		7.6
Cost of sales	14.3	68.4%	13.5	64.0%	7.5	58.0%	2.7	35.9%
Equity earnings in
unconsolidated entities	6.9		0.7		5.6		0.6
Interest and other	7.5		12.8		3.4		7.0
Total revenues	2,430.5		1,871.9		1,013.1		693.7
Selling, general and
administrative expenses*	270.2	11.1%	206.4	11.0%	103.6	10.2%	73.2	10.6%
Interest expense*	60.0	2.5%	50.1	2.7%	24.2	2.4%	17.6	2.5%
Expenses related to early
retirement of debt*	8.2	0.3%	3.9	0.2%	0.5	0.0%	—
Total costs and expenses*	2,069.2	85.1%	1,608.5	85.9%	845.3	83.4%	585.8	84.5%
Income before
income taxes*	361.3	14.9%	263.4	14.1%	167.8	16.6%	107.9	15.5%
Income taxes	132.8		97.0		61.8		39.7
Net income*	228.5	9.4%	166.4	8.9%	106.0	10.5%	68.2	9.8%

*	Percentages are based on total revenues.

HOME SALES

Home sales revenues for the nine-month and three-month periods ended July 31, 2004 were higher than those for the comparable period of 2003 by approximately $558 million, or 30%, and $313 million, or 46%, respectively. The increase in the nine-month period was attributable to a 27% increase in the number of homes delivered and a 3% increase in the average price of the homes delivered. The increase in the three-month period was attributable to a 42% increase in the number of homes delivered and a 3% increase in the average price of the homes delivered. The increases in the number of homes delivered in the fiscal 2004 periods were primarily due to the higher backlog of homes at October 31, 2003 as compared to October 31, 2002 which was primarily the result of a 20% increase in the number of new contracts signed in fiscal 2003 over fiscal 2002 and the 42% increase in the number of contracts signed in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. The increases in the average price of homes delivered in the fiscal 2004 periods were the result of increased base selling prices in fiscal 2003 and the first quarter of fiscal 2004, offset in part by an increase in the number of deliveries of smaller, lower-priced attached and age-qualified homes.

The value of new sales contracts signed in the nine months ended July 31, 2004 was $4.1 billion (6,436 homes), a 67% increase over the $2.5 billion (4,383 homes) value of new sales contracts signed in the comparable period of fiscal 2003. The value of new sales contracts signed in the three months ended July 31, 2004 was $1.6 billion (2,329 homes), a 69% increase over the $952 million (1,668 homes) value of new sales contracts signed in the comparable period of fiscal 2003. The increase in the nine-month period was attributable to a 47% increase in the number of units sold and a 14% increase in the average sales price of the homes. The increase in the three-month period was attributable to a 40% increase in the number of units sold and a 21% increase in the average sales price of the homes. The increases in the number of units sold in

Back to Contents

the nine-month and three-month periods were attributable to the continued demand for our product and the increase in the number of communities from which we are selling. We were selling from 210 communities at July 31, 2004 compared to 180 communities at July 31, 2003 and 200 communities at October 31, 2003. We expect to be selling from approximately 215 communities at October 31, 2004 and approximately 235 communities at October 31, 2005. The increases in the average sales price in the nine-month and three-month periods were attributable primarily to the location and size of the homes sold and increases in base sales prices.

We believe that the continued demand for our product is attributable to an increase in the number of affluent households, the maturation of the baby boom generation, a constricted supply of available new home sites, attractive mortgage rates and the belief held by potential customers that the purchase of a home is a stable investment in the recent period of economic uncertainty. At July 31, 2004, we had over 61,000 home sites under our control nationwide in markets we consider to be affluent.

At July 31, 2004, our backlog of homes under contract was $4.3 billion (6,856 homes), 75% higher than the $2.5 billion (4,392 homes) backlog at July 31, 2003. The increase in backlog at July 31, 2004 compared to the backlog at July 31, 2003 is primarily attributable to a higher backlog at October 31, 2003 as compared to the backlog at October 31, 2002 and the increase in the value and number of new contracts signed in the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003, offset, in part, by an increase in the number of homes delivered in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003.

For the full 2004 fiscal year, we expect that we will deliver between 6,300 and 6,400 homes and that the average delivered price of the homes will be between $570,000 and $575,000.

Home costs as a percentage of home sales revenues were 71.7% in the nine-month period ended July 31, 2004 as compared to 72.6% in the comparable period of fiscal 2003. Home costs as a percentage of home sales revenues were 71.6% in the three-month period ended July 31, 2004 as compared to 72.5% in the comparable period of fiscal 2003. The decreases were primarily the result of selling prices increasing faster than costs, and, to a lesser extent, lower inventory write-offs. We incurred $2.4 million in write-offs in the nine months ended July 31, 2004 as compared to $4.3 million in the comparable period of fiscal 2003. For the three months ended July 31, 2004, we incurred $1.2 million in write-offs as compared to $2.0 million in the comparable period of fiscal 2003.

For the full 2004 fiscal year, we expect that home costs as a percentage of home sales revenues will be approximately 65 basis points lower than in fiscal 2003.

LAND SALES

We are developing several communities in which we sell a portion of the land to other builders. The amount of land sales revenues will vary from quarter to quarter depending upon the scheduled timing of the delivery of the land parcels. Land sales revenues were $20.9 million and $12.9 million for the nine-month and three-month periods ended July 31, 2004, respectively. For the nine-month and three-month period ended July 31, 2003, land sales revenues were $21.0 million and $7.6 million, respectively.

For fiscal 2004, land sales revenues are expected to be approximately $23.0 million compared to $27.4 million in fiscal 2003. We expect that cost of land as a percentage of land sales revenues will be approximately 70% in fiscal 2004 compared to 65% in fiscal 2003.

EQUITY EARNINGS IN UNCONSOLIDATED ENTITIES

We are a participant in several joint ventures and in Toll Brothers Realty Trust Group. We recognize our proportionate share of the earnings from these entities. (See “Off-Balance Sheet Arrangements” for a narrative of our investments in and commitments to these entities.) Earnings from unconsolidated entities vary significantly from quarter to quarter. Earnings from unconsolidated entities for the nine-month and three-month periods ended July 31, 2004 were $6.9 million and $5.6 million, respectively. Earnings from unconsolidated entities for the nine-month and three-month periods ended July 31, 2003 were $.7 million and $.6 million, respectively.

Back to Contents

For fiscal 2004, we expect to realize approximately $15 million of income from unconsolidated entities compared to $1.0 million in fiscal 2003.

INTEREST AND OTHER INCOME

For the nine-month and three-month periods ended July 31, 2004, interest and other income decreased $5.3 million and $3.6 million, respectively, as compared to the comparable periods of fiscal 2003. The decrease in both periods was primarily the result of a $3.5 million non-recurring gain recognized from the sale of a small commercial property during the fiscal 2003 periods, and, to a lesser amount, a decrease in income realized from our ancillary businesses in the fiscal 2004 periods as compared to fiscal 2003, offset, in part, by increases in management and construction fee income and interest income.

For fiscal 2004, we expect interest and other income to be approximately $11.5 million compared to $15.8 million in fiscal 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

In the nine-month and three-month periods ended July 31, 2004, SG&A spending increased by approximately $64 million and $30 million, or 31% and 42%, respectively, as compared to the comparable periods of fiscal 2003. The percentage increases in spending in both periods of fiscal 2004 were comparable to the increases in revenues in the respective periods. As a percentage of total revenues, SG&A was approximately the same in the nine-month periods of fiscal 2004 and 2003 and slightly lower in the three-month period of fiscal 2004 compared to the three-month period of fiscal 2003.

For fiscal 2004, we expect that SG&A as a percentage of total revenues will be between five and ten basis points higher than fiscal 2003.

INTEREST EXPENSE

We determine interest expense on a specific lot-by-lot basis for our home building operations and on a parcel-by-parcel basis for land sales.

As a percentage of total revenues, interest expense varies depending on many factors, including the period of time that we owned the land, the length of time that the homes delivered during the period were under construction, and the interest rates and the amount of debt carried by us in proportion to the amount of our inventory during those periods. Interest expense as a percentage of revenues was lower for the nine-month and three-month periods ended July 31, 2004 as compared to the comparable periods of fiscal 2003.

For fiscal 2004, we expect interest expense as a percentage of total revenues to be approximately 15 basis points lower than the fiscal 2003 percentage.

EXPENSES RELATED TO THE EARLY RETIREMENT OF DEBT

We recognized a pre-tax charge of $.5 million in the quarter ended July 31, 2004 representing the write-off of unamortized issuance costs related to our $575 million revolving credit facility which was replaced by a $1.05 billion revolving credit facility that expires in July 2009. In addition, we recognized a pre-tax charge of $7.7 million in the quarter ended April 30, 2004 representing the premium paid on redemption of our 8 1/8% Senior Subordinated Notes due 2009 and the write-off of unamortized bond issuance costs related to those notes. No similar charges were incurred in the comparable quarters of fiscal 2003.

We recognized a pretax charge of $3.9 million in the quarter ended January 31, 2003 representing the premium paid on redemption of our 8 3/4% Senior Subordinated Notes due 2006 and the write-off of unamortized bond issuance costs related to those notes. No similar charge was incurred in the comparable quarters of fiscal 2004.

Back to Contents

INCOME BEFORE INCOME TAXES

Income before income taxes increased in the nine-month and three-month periods ended July 31, 2004 by 37% and 56%, respectively, as compared to the comparable periods of fiscal 2003.

INCOME TAXES

Income taxes were provided at an effective rate of 36.7% and 36.8% for the nine-month and three-month periods ended July 31, 2004, respectively. Income taxes were provided at an effective rate of 36.8% for each of the nine-month and three-month periods ended July 31, 2003. The difference in rate in the nine-month period of fiscal 2004 as compared to the comparable period of fiscal 2003 was due primarily to higher tax-free income in the fiscal 2004 period as compared to the fiscal 2003 period. For the full 2004 fiscal year, we expect our effective tax rate to be approximately 36.85%.

CAPITAL RESOURCES AND LIQUIDITY

Funding for our operations has been provided principally by cash flow from operating activities, unsecured bank borrowings and the public debt and equity markets.

In general, cash flow from operations assumes that as each home is delivered we will purchase a home site to replace it. Because we own several years’ supply of home sites, we do not need to buy lots immediately to replace the ones delivered. Accordingly, we believe that cash flow from operating activities before inventory additions is currently a better gauge of liquidity.

Cash flow from operating activities, before inventory additions, has improved as operating results have improved. One of the main factors that determines cash flow from operating activities, before inventory additions, is the level of revenues from the delivery of homes and land sales. We anticipate that cash flow from operating activities, before inventory additions, will continue to be strong in fiscal 2004 due to the expected increase in home deliveries in fiscal 2004 as compared to fiscal 2003. We expect that our inventory will continue to increase and we are currently negotiating and searching for additional opportunities to obtain control of land for future communities. At July 31, 2004, we had commitments to acquire land of approximately $2.14 billion, of which approximately $142.5 million had been paid or deposited. We have used our cash flow from operating activities, before inventory additions, bank borrowings and the proceeds of public debt and equity offerings to: acquire additional land for new communities; fund additional expenditures for land development; fund construction costs needed to meet the requirements of our increased backlog and the increasing number of communities in which we are offering homes for sale; repurchase our stock; and repay debt.

We generally do not begin construction of a home until we have a signed contract with the home buyer. Because of the significant amount of time between the time a home buyer enters into a contract to purchase a home and the time that the home is built and delivered, we believe we can estimate with reasonable accuracy the number of homes we will deliver in the next nine to twelve months. Should our business decline significantly, our inventory would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, resulting in a temporary increase in our cash flow from operations. In addition, under such circumstances, we might delay or curtail our acquisition of additional land, which would further reduce our inventory levels and cash needs.

In July 2004, First Huntingdon Finance Corp., one of our indirect, wholly-owned subsidiaries, entered into a credit agreement with 23 banks. This new credit facility replaced our previous facility of $575 million. The revolving credit facility provides $1.05 billion of loan capacity and extends through July 2009. Interest is payable on borrowings under the facility at 0.70% (subject to adjustment based upon our debt ratings and leverage ration) above the Eurodollar rate or other specified variable rates as selected by us from time to time. At July 31, 2004, we had no borrowings outstanding against the facility and had approximately $160.1 million of letters of credit outstanding under it.

In March 2004, Toll Brothers Finance Corp., another of our indirect, wholly-owned subsidiaries, sold $300 million of 4.95% Senior Notes due 2014. The obligations of Toll Brothers Finance Corp. to pay principal, premiums, if any, and interest are guaranteed jointly and severally on a senior basis by us and

Back to Contents

substantially all of our home building subsidiaries. The guarantees are full and unconditional. Our non-home building subsidiaries did not guarantee the debt. We used a portion of the proceeds from the senior notes to redeem all of our outstanding $170 million 8 1/8% Senior Subordinated Notes due 2009 at 104.0625% of principal amount.

We believe that we will be able to continue to fund our activities through a combination of existing cash resources, cash flow from operating activities, our existing sources of credit, and the public debt markets.

INFLATION

The long-term impact of inflation on us is manifested in increased costs for land, land development, construction and overhead, as well as in increased sales prices of our homes. We generally contract for land significantly before development and sales efforts begin. Accordingly, to the extent land acquisition costs are fixed, increases or decreases in the sales prices of homes may affect our profits. Since the sales prices of homes are fixed at the time a buyer enters into a contract to acquire a home and we generally contract to sell our homes before we begin construction, any inflation of costs in excess of those anticipated may result in lower gross margins. We attempt to minimize that effect generally by entering into fixed-price contracts with our subcontractors and material suppliers for specified periods of time, which generally do not exceed one year.

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

OVERVIEW OF FISCAL 2005

For fiscal 2005, we expect unit deliveries to be between 7,700 homes and 8,000 homes and the average delivered price per home will be in excess of $600,000. In addition, we expect net income to grow by at least 30% above net income for fiscal 2004 and diluted earnings per share to grow by at least 25% above fiscal 2004 diluted earnings per share.

HOUSING DATA

(For the nine months and three months ended July 31, 2004 and 2003)

Closings	Nine months ended July 31

	2004		2003

Region	Units	$ millions	Units	$ millions

Northeast (CT,MA,NH,NJ,NY,RI)	655	379.1	511	307.8
Mid-Atlantic (DE,MD,PA,VA)	1,555	789.9	1,213	593.4
Midwest (IL,MI,OH)	307	174.0	269	143.4
Southeast (FL,NC,SC,TN)	518	243.0	476	219.2
Southwest (AZ,CO,NV,TX)	544	313.9	512	267.8
West (CA)	653	495.2	352	305.8

Total consolidated entities	4,232	2,395.1	3,333	1,837.4
Unconsolidated entities	41	15.5	26	8.2

	4,273	2,410.6	3,359	1,845.6

Back to Contents

HOUSING DATA (continued)

New Contracts	Nine months ended July 31

	2004		2003

Region	Units	$ millions	Units	$ millions

Northeast (CT,MA,NH,NJ,NY,RI)	774	455.8	704	406.7
Mid-Atlantic (DE,MD,PA,VA)	2,186	1,273.5	1,726	856.8
Midwest (IL,MI,OH)	471	289.9	335	184.6
Southeast (FL,NC,SC,TN)	803	446.3	428	216.8
Southwest (AZ,CO,NV,TX)	1,113	691.8	589	340.7
West (CA)	1,089	951.8	601	453.3

Total consolidated entities	6,436	4,109.1	4,383	2,458.9
Unconsolidated entities	198	82.2	21	6.5

	6,634	4,191.3	4,404	2,465.4

Backlog	July 31

	2004		2003

Region	Units	$ millions	Units	$ millions

Northeast (CT,MA,NH,NJ,NY,RI)	1,051	596.1	853	483.6
Mid-Atlantic (DE,MD,PA,VA)	2,305	1,320.6	1,647	810.8
Midwest (IL,MI,OH)	458	279.2	332	186.3
Southeast (FL,NC,SC,TN)	696	421.5	336	202.0
Southwest (AZ,CO,NV,TX)	1,278	774.7	613	341.6
West (CA)	1,068	953.7	611	456.0

Total consolidated entities	6,856	4,345.8	4,392	2,480.3
Unconsolidated entities	172	71.4	19	5.8

	7,028	4,417.2	4,411	2,486.1

Closings	Three months ended July 31,

	2004		2003

Region	Units	$ millions	Units	$ millions

Northeast (CT,MA,NH,NJ,NY,RI)	256	149.8	179	112.6
Mid-Atlantic (DE,MD,PA,VA)	616	314.4	445	221.7
Midwest (IL,MI,OH)	136	74.4	103	57.1
Southeast (FL,NC,SC,TN)	205	97.9	131	69.3
Southwest (AZ,CO,NV,TX)	205	124.7	212	114.0
West (CA)	266	230.1	118	103.8

Total consolidated entities	1,684	991.3	1,188	678.5
Unconsolidated entities	30	12.1	9	2.9

	1,714	1,003.4	1,197	681.4

New Contracts	Three months ended July 31,

	2004		2003

Region	Units	$ millions	Units	$ millions

Northeast (CT,MA,NH,NJ,NY,RI)	270	155.4	247	141.7
Mid-Atlantic (DE,MD,PA,VA)	748	473.8	643	322.5
Midwest (IL,MI,OH)	164	105.9	133	73.5
Southeast (FL,NC,SC,TN)	361	229.5	154	77.3
Southwest (AZ,CO,NV,TX)	455	300.0	207	119.1
West (CA)	331	341.6	284	217.5

Total consolidated entities	2,329	1,606.2	1,668	951.6
Unconsolidated entities	188	79.1	3	1.1

	2,517	1,685.3	1,671	952.7

Back to Contents

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily due to fluctuations in interest rates. We utilize both fixed-rate and variable-rate debt. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed rate debt until we are required or elect to refinance it.

The table below sets forth, at July 31, 2004, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):

	Fixed-Rate Debt		Variable-Rate Debt (1)(2)

		Weighted		Weighted
Fiscal Year of		Average		Average
Expected Maturity	Amount	Interest Rate	Amount	Interest Rate

2004	$37,380	5.20%	$82,061	2.93%
2005	260,015	7.43%	150	1.15%
2006	10,707	6.00%	150	1.15%
2007	29,540	7.68%	150	1.15%
2008	1,146	8.66%	150	1.15%
Thereafter	1,301,300	6.71%	3,860	1.15%
Discount	(4,460)

Total	1,635,628	6.81%	86,521	2.84%

Fair value at July 31, 2004	$1,697,149		$86,521

(1)
At July 31, 2004, we had a $1.05 billion unsecured revolving credit facility with 23 banks which extends to July 2009. At July 31, 2004, we had no borrowings and approximately $160.1 million of letters of credit outstanding under the facility. Interest is currently payable on borrowings under this facility at .70% (subject to adjustment based upon our debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time.

(2)
One of our subsidiaries has a $100 million line of credit with three banks to fund mortgage originations. The line is due within 90 days of demand by the banks and bears interest at the banks’ overnight rate plus an agreed upon margin. At July 31, 2004, the subsidiary had $82.1 million outstanding under the line at an average interest rate of 2.93%. Borrowing under this line is included in the 2004 fiscal year maturities.

(3)
Based upon the amount of variable rate debt outstanding at July 31, 2004 and holding the variable rate debt balance constant, each one percentage point increase in interest rates would increase our interest costs by approximately $.9 million per year.

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

There has not been any change in our internal control over financial reporting during our quarter ended July 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended July 31, 2004, we repurchased the following shares under our repurchase program (amounts in thousands, except per share amounts):

			Total Number of	Maximum
			Shares Purchased	Number of Shares
	Total	Average	as Part of a	That May
	Number of	Price	Publicly	Yet be Purchased
	Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Plan or Program (1)	Plan or Program (1)

May 1, 2004 to May 31, 2004	300	$36.95	300	9,278

June 1, 2004 to June 30, 2004	1	$40.30	1	9,277

July 1, 2004 to July 31, 2004	1	$42.09	1	9,276

	302	$36.99	302

(1)
On March 26, 2003, we announced that our Board of Directors had authorized the repurchase of up to 10 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.

(2)	Except as set forth above, we have not repurchased any of our equity securities.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

None

Back to Contents

ITEM 6.     EXHIBITS

10.1*	Credit Agreement dated as of July 15, 2004 by and among First Huntingdon Finance Corp., the Registrant and the Lenders Party thereto.

10.2*	Form of Incentive Stock Option Grant for Executive Officers pursuant to the Toll Brothers, Inc. Stock Incentive Plan (1998).

10.3*	Form of Non-Qualified Stock Option Grant for Executive Officers pursuant to the Toll Brothers, Inc. Stock Incentive Plan (1998).

10.4*	Form of Non-Qualified Stock Option grant for Non-Employee Directors pursuant to the Toll Brothers, Inc. Stock Incentive Plan (1998).

31.1*	Certification of Robert I. Toll pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Joel H. Rassman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Robert I. Toll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Joel H. Rassman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC.
(Registrant)

Date: September 9, 2004	By:	Joel H. Rassman
Joel H. Rassman Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

Date: September 9, 2004	By:	Joseph R. Sicree
Joseph R. Sicree Vice President – Chief Accounting Officer (Principal Accounting Officer)