Form 10-K
period 2004-10-31
TOLL BROTHERS INC
filed 2005-01-13
CIK 794170

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2004
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM _______________ TO _____________

                         COMMISSION FILE NUMBER 1-9186

                              TOLL BROTHERS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                 23-2416878
-------------------------------------              ----------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

250 GIBRALTAR ROAD, HORSHAM, PENNSYLVANIA                  19044
------------------------------------------               ----------
(Address of principal executive offices)                 (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (215) 938-8000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                   NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                        WHICH REGISTERED
            -------------------                    ------------------------
      Common Stock (par value $.01)*                New York Stock Exchange
                                                     and Pacific Exchange

     Guarantee of Toll Brothers Finance             New York Stock Exchange
     Corp. 6.875% Senior Notes due 2012

     Guarantee of Toll Brothers Finance             New York Stock Exchange
     Corp. 5.95% Senior Notes due 2013

     Guarantee of Toll Brothers Finance             New York Stock Exchange
     Corp. 4.95% Senior Notes due 2014

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

   As of April 30, 2004 the aggregate market value of the Common Stock held by non-affiliates (all persons other than executive officers and directors of Registrant) of the Registrant was approximately $2,229,665,000.

   As of January 5, 2005, there were approximately 76,597,000 shares of Common Stock outstanding.

   Documents Incorporated by Reference: Portions of the proxy statement of Toll Brothers, Inc. with respect to the 2005 Annual Meeting of Stockholders, scheduled to be held on March 17, 2005, are incorporated by reference into
Part III of this report.
===============================================================================

                                     PART I


ITEM 1. BUSINESS

GENERAL

   Toll Brothers, Inc., a Delaware corporation formed in May 1986, began doing business through predecessor entities in 1967. When this report uses the words "we," "us," and "our," they refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires.

   We design, build, market and arrange financing for single-family detached and attached homes in luxury residential communities. We cater to move-up, empty-nester, active-adult age-qualified and second home buyers in 20 states in six regions of the United States. Our communities are generally located on land we have either developed or acquired fully approved and, in some cases, improved. Currently, we operate in the major suburban residential areas of:

     o  southeastern Pennsylvania and Delaware

     o  the Lehigh Valley area of Pennsylvania

     o  central and northern New Jersey

     o  the Virginia and Maryland suburbs of Washington, D.C.

     o  Baltimore County, Maryland

     o  the Boston, Massachusetts metropolitan area

     o  Rhode Island

     o  Fairfield, New Haven, Hartford and East Hampton Counties, Connecticut

     o  Westchester and Dutchess Counties, New York

     o  the Los Angeles and San Diego, California metropolitan areas

     o  the San Francisco Bay area of northern California

     o  the Palm Springs, California area

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

   We market our homes primarily to middle-income and upper-income buyers, emphasizing luxury homes and communities, high-quality construction and customer satisfaction. In the five years ended October 31, 2004, we delivered 24,271 homes from 456 communities, including 6,627 homes from 273 communities in fiscal 2004.

   We operate our own land development, architectural, engineering, mortgage, title, security monitoring, landscape, cable T.V., broadband Internet access, lumber distribution, house component assembly and manufacturing operations. We also own and operate golf courses and country clubs associated with several of our master planned communities.

   At October 31, 2004, we were operating in 292 communities containing approximately 24,343 home sites that we owned or controlled through options. Of the 24,343 home sites, 17,634 were available for sale and 6,709 were sold but not yet delivered. Of the 292 communities, 220 were offering homes for sale, 25 either had not yet opened for sale or had been open for sale but were temporarily closed due to the number of homes in backlog and/or the availability of improved lots, and 47 were sold out but not all homes had been completed and delivered. At October 31, 2004, we also owned or controlled through options approximately 35,846 home sites in 380 proposed communities. We expect to be selling from approximately 240 communities by October 31, 2005. Of the approximately 60,189 total home sites we owned or controlled through options at October 31, 2004, we owned approximately 29,804.

   At October 31, 2004, we were offering single-family detached homes at prices, excluding customized options, generally ranging from $210,000 to $2,028,000, with an average base sales price of $627,000. We were offering single-family attached homes at prices, excluding customized options, generally ranging from $211,000 to $716,000, with an average base sales price of $443,000. On average, our home buyers added approximately 21.2%, or $103,000 per home, in options and lot premiums to the base price of homes delivered in fiscal 2004.

   We had backlogs (homes under contract but not yet delivered to home buyers) of $4.43 billion (6,709 homes) at October 31, 2004 and $2.63 billion (4,652 homes) at October 31, 2003. We expect to deliver approximately 95% of the homes in backlog at October 31, 2004 by October 31, 2005.

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

   For financial information about our revenues, earnings, assets, liabilities, shareholders' equity and cash flows, please see the accompanying financial statements and notes thereto.

OUR COMMUNITIES

   Our communities generally are located in affluent suburban areas near major highways with access to major cities. We currently operate in 20 states in six regions around the country. The following table lists the states in which we operate and the fiscal years in which we or our predecessors commenced operations:

                                                    FISCAL                                                                FISCAL
                                                   YEAR OF                                                               YEAR OF
                    STATE                           ENTRY                                STATE                            ENTRY
                    -----                           -----                                -----                            -----
Pennsylvania.................................        1967          Texas...........................................        1995
New Jersey...................................        1982          Florida.........................................        1995
Delaware.....................................        1987          Arizona.........................................        1995
Massachusetts................................        1988          Ohio............................................        1997
Maryland.....................................        1988          Nevada..........................................        1998
Virginia.....................................        1992          Michigan........................................        1999
Connecticut..................................        1992          Illinois........................................        1999
New York.....................................        1993          Rhode Island....................................        2000
California...................................        1994          Colorado........................................        2001
North Carolina...............................        1994          South Carolina..................................        2002


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

   In 1999, we opened for sale our first active-adult, age-qualified community for households in which at least one member is 55 years of age. We are currently selling from 17 such communities and expect to open additional age-qualified communities during the next few years. In fiscal 2004, approximately 9.3% of new contracts signed were in active-adult communities. We believe this figure could increase to approximately 15% over the next few years.

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

   We believe that the demographics of our move-up, empty-nester, active-adult, age-qualified and second-home up-scale markets provide us with the potential for growth in the coming decade. According to the U.S. Census Bureau, the number of households earning $100,000 or more (in constant 2003 dollars) now stands at 16.9 million households, approximately 15.1% of all households. This group has grown at six times the rate of increase of all U.S. households over the past two decades. According to Claritas, Inc., a provider of demographic information, approximately 8.2 million of these households are located in our current markets.

   The largest group of baby boomers, the more than four million born annually between 1954 and 1964, are now 40 to 50 years of age and in their peak move-up home buying years. The leading edge of the baby boom generation has now entered its 50's and the empty-nester market. The number of households with persons 55 to 64 years old, the focus of our age-qualified communities, is projected to increase by over 47% between the year 2000 and the year 2010 according to the U.S. Census Bureau.

   Two recent studies -- one from Harvard University's Joint Center for Housing Studies and the other from The Homeownership Alliance, which consists of the chief economists of Fannie Mae, Freddie Mac, the National Association of Home Builders and the National Association of Realtors -- project that the level of demand for new single- and multi-family housing units will average between
1.85 million and 2.17 million annually over the next ten years. In addition, American Demographics magazine predicts that, as the baby boomers mature and become more affluent, second home ownership will grow from approximately 6.4 million homes in 2000 to an estimated 10 million homes in 2010.

   We develop individual stand-alone communities as well as multi-product master planned communities. We currently have 16 master planned communities containing approximately 10,000 home sites and expect to open several additional communities during the next few years. Our master planned communities, many of which contain golf courses and other country club-type amenities, enable us to offer multiple home types and sizes to a broad range of move-up, empty-nester, active-adult and second-home buyers. We realize efficiencies from shared common costs such as land development and infrastructure over the several communities within the master planned community. We currently have master planned communities in Arizona, California, Florida, Illinois, Michigan, Nevada, New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia.

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

   In all of our communities, a wide selection of options is available to purchasers for additional charges. The number and complexity of options typically increase with the size and base selling price of our homes. Major options include additional garages, guest suites and other additional rooms, finished lofts and extra fireplaces. On average, options purchased by our home buyers, including lot premiums, added approximately 21.2%, or $103,000 per home, to the base price of homes purchased in fiscal 2004.

   The range of base sales prices for our different lines of homes at October 31, 2004, was as follows:

   Detached Homes:
    Move-up........................................    $210,000    --    $  658,000
    Executive......................................     301,000    --       835,000
    Estate.........................................     325,000    --     2,028,000
    Active-adult, age-qualified....................     249,000    --       636,000
   Attached Homes:
    Flats..........................................    $268,000    --    $  695,000
    Townhomes......................................     211,000    --       700,000
    Carriage homes.................................     248,000    --       716,000


   Contracts for the sale of homes are at fixed prices. The prices at which homes are offered in a community generally have increased from time to time during the period in which that community is offering homes for sale; however, there can be no assurance that sales prices will increase in the future.

   We offer some of the same basic home designs in similar communities. However, we are continuously developing new designs to replace or augment existing ones to ensure that our homes reflect current consumer tastes. We use our own architectural staff, and also engage unaffiliated architectural firms, to develop new designs. During the past year, we introduced 87 new models.

   We operate in six regions around the United States. The following table summarizes by region closings and new contracts signed during fiscal 2004 and 2003, and backlog at October 31, 2004 and 2003 ($ in millions):


                                                                                 CLOSINGS         NEW CONTRACTS         BACKLOG
                                                                              ---------------    ---------------    ---------------
                                                                             UNITS       $      UNITS       $       UNITS      $
                                                                             -----    -------   -----    -------    -----   -------
FISCAL 2004
Northeast (CT, MA, NH, NJ, NY, RI) .......................................   1,016      572.9   1,112      653.0    1,028     599.5
Mid-Atlantic (DE, MD, PA, VA) ............................................   2,398    1,252.5   2,969    1,787.8    2,245   1,372.4
Midwest (IL, MI, OH) .....................................................     478      274.0     630      395.2      446     284.3
Southeast (FL, NC, SC) ...................................................     772      366.7   1,087      611.8      726     463.5
Southwest (AZ, CO, NV, TX) ...............................................     902      527.9   1,544      980.7    1,351     849.7
West (CA) ................................................................   1,061      845.5   1,342    1,213.0      913     864.5
                                                                             -----    -------   -----    -------    -----   -------
Total consolidated entities ..............................................   6,627    3,839.5   8,684    5,641.5    6,709   4,433.9
Unconsolidated entities ..................................................     130       52.4     289      123.5      174      75.8
                                                                             -----    -------   -----    -------    -----   -------
    Total ................................................................   6,757    3,891.9   8,973    5,765.0    6,883   4,509.7
                                                                             =====    =======   =====    =======    =====   =======
FISCAL 2003
Northeast (CT, MA, NH, NJ, NY, RI) .......................................     755      450.3   1,027      584.9      932     519.4
Mid-Atlantic (DE, MD, PA, VA) ............................................   1,793      882.0   2,333    1,171.8    1,674     837.1
Midwest (IL, MI, OH) .....................................................     405      219.4     433      237.5      294     163.2
Southeast (FL, NC, SC, TN) ...............................................     653      311.3     591      296.9      411     218.3
Southwest (AZ, CO, NV, TX) ...............................................     717      378.2     890      506.5      709     396.8
West (CA) ................................................................     588      489.8     858      678.4      632     497.1
                                                                             -----    -------   -----    -------    -----   -------
Total consolidated entities ..............................................   4,911    2,731.0   6,132    3,476.0    4,652   2,631.9
Unconsolidated entities ..................................................      38       12.0      29        9.2       15       4.7
                                                                             -----    -------   -----    -------    -----   -------
    Total ................................................................   4,949    2,743.0   6,161    3,485.2    4,667   2,636.6
                                                                             =====    =======   =====    =======    =====   =======

   The following table summarizes certain information with respect to our residential communities under development (excluding joint ventures) at October 31, 2004:


                                                                                                           HOMES UNDER
                                                                        NUMBER OF      HOMES      HOMES    CONTRACT AND   HOMESITES
REGION                                                                 COMMUNITIES   APPROVED    CLOSED     NOT CLOSED    AVAILABLE
------                                                                 -----------   --------    ------    ------------   ---------
Northeast..........................................................         55         6,797      1,889       1,028          3,880
Mid-Atlantic.......................................................         86        13,025      4,895       2,245          5,885
Midwest............................................................         27         3,187      1,059         446          1,682
Southeast..........................................................         43         4,197      1,431         726          2,040
Southwest..........................................................         56         5,674      1,544       1,351          2,779
West...............................................................         25         3,405      1,124         913          1,368
                                                                           ---        ------     ------       -----         ------
    Total..........................................................        292        36,285     11,942       6,709         17,634
                                                                           ===        ======     ======       =====         ======


   At October 31, 2004, significant site improvements had not commenced on approximately 10,316 of the 17,634 available home sites. Of the 17,634 available home sites, 2,985 were not yet owned by us but were controlled through options.

   Of the 292 communities under development at October 31, 2004, 220 were offering homes for sale, 25 either had not yet opened for sale or had been open for sale but were temporarily closed due to the number of homes in backlog and/or the availability of improved lots, and 47 were sold out but not all homes had been completed and delivered. Of the 220 communities in which homes were being offered for sale, 181 were single-family detached-home communities containing a total of 135 homes (exclusive of model homes) under construction but not under contract, and 39 were attached-home communities containing a total of 47 homes (exclusive of model homes) under construction but not under contract.

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

   Our options or agreements to purchase land are generally entered into on a non-recourse basis, thereby limiting our financial exposure to the amounts expended in obtaining any necessary governmental approvals, the costs incurred in the planning and design of the community and, in some cases, our deposit. The use of options or purchase agreements may increase the price of land that we eventually acquire, but significantly reduces our risk by allowing us to obtain the necessary development approvals before acquiring the land. As approvals are obtained, the values of the options, purchase agreements and land generally increase. We have the ability to extend many of these options for varying periods of time, in some cases by making an additional payment and, in other cases, without any additional payment. Our purchase agreements are typically subject to numerous conditions including, but not limited to, our ability to obtain necessary governmental approvals for the proposed community. Often, our initial payment on an agreement will be returned to us if all approvals are not obtained, although pre-development costs may not be recoverable. We generally have the right to cancel any of our agreements to purchase land by forfeiture of our payment on the agreement. In such instances, we generally are not able to recover any pre-development costs.

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

   The following is a summary, at October 31, 2004, of the parcels of land that we either owned or controlled through options or purchase agreements for proposed communities, as distinguished from those currently under development:

                                                             NUMBER OF      NUMBER OF
        REGION                                             COMMUNITIES   HOMES PLANNED
        ------                                             -----------   -------------
        Northeast .......................................         59            6,677
        Mid-Atlantic ....................................        144           15,038
        Midwest .........................................         25            3,119
        Southeast .......................................         20            2,574
        Southwest .......................................         48            3,922
        West ............................................         84            4,516
                                                                 ---           ------
        Total ...........................................        380           35,846
                                                                 ===           ======


   Of the 35,846 planned home sites, at October 31, 2004, we owned 8,446 and controlled through options and purchase agreements 27,400. At October 31, 2004, the aggregate purchase price of land parcels under option and purchase agreements was approximately $2.0 billion, of which we had paid or deposited approximately $137.4 million.

   We evaluate all of the land under our control for proposed communities on an ongoing basis with respect to economic and market feasibility. During the year ended October 31, 2004, such feasibility analyses resulted in approximately $5.2 million of capitalized costs related to proposed communities being charged to expense because they were no longer deemed to be recoverable.

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

COMMUNITY DEVELOPMENT

   We expend considerable effort in developing a concept for each community, which includes determining the size, style and price range of the homes, the layout of the streets and individual home sites, and the overall community design. After obtaining the necessary governmental subdivision and other approvals, which may take several years, we improve the land by grading and clearing it; installing roads, recreational amenities and underground utility lines; erecting distinctive entrance structures; and staking out individual home sites.

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

MARKETING AND SALES

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

   We have a two-step sales process. The first step takes place when a potential home buyer visits one of our communities and decides to purchase one of our homes, at which point the home buyer signs a non-binding deposit agreement and provides a small, refundable deposit. This deposit will reserve, for a short period of time, the building lot that the home buyer has selected and will lock in the base price of the home. Deposit rates are tracked on a weekly basis to help us monitor the strength or weakness in demand in each of our communities. If demand for homes in a particular community is strong, senior management will determine whether the base selling prices in that community should be increased, while if demand for the homes in a particular community is weak, we may determine whether sales incentives should be added to the community's sales effort. Although it may vary significantly over time, based upon our experience, we expect on average between 55% and 65% of the deposits taken will be converted into signed agreements of sale. Because these deposit agreements are non-binding, they are not recorded as signed contracts, nor are they recorded in backlog (homes under contract but not yet delivered to home buyers as of the reporting date).

   The second step in the sales process occurs when the home buyer and we actually sign a binding agreement of sale and the home buyer gives us a non-refundable cash down payment which, historically, has been approximately 7%, on average, of the total purchase price of the home. Between the time that the home buyer signs the non-binding deposit agreement and the agreement of sale, he or she is required to complete a financial questionnaire that gives us the ability to evaluate whether the home buyer has the financial resources necessary to purchase the home. If we determine that the home buyer is not financially qualified, we will not enter into an agreement of sale with the home buyer. In fiscal 2004, 2003 and 2002, home buyers have canceled approximately 4.6%, 5.7% and 6.2%, respectively, of the agreements of sale executed during the respective fiscal year. When we report contracts signed, the number and value of contracts signed is reported net of any cancellations occurring during the reporting period. Only outstanding agreements of sale that have been signed by both the home buyer and us as of the end of the period on which we are reporting are included in backlog. As of October 31, 2004, of the values of backlog reported at October 31, 2003, 2002 and 2001, home buyers canceled agreements of sale representing approximately 3.0%, 4.7% and 5.6% of these amounts, respectively.

   At October 31, 2004, we had $4.43 billion (6,709 homes) of backlog. Based on the expected delivery dates of the homes in backlog, we expect to deliver approximately 95% of them by October 31, 2005.

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

EMPLOYEES

   At October 31, 2004, we employed 4,655 persons full-time; of these, 169 were in executive positions, 474 were engaged in sales activities, 481 were in project management activities, 1,712 were in administrative and clerical activities, 1,045 were in construction activities, 215 were in architectural and engineering activities, 329 were in golf course operations, and 230 were in manufacturing and distribution. At October 31, 2004, we were subject to one collective bargaining agreement that covered less than 3% of our employees. We consider our employee relations to be good.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS (CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995)

   Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "can," "could," "might" and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements include information relating to anticipated operating results, financial resources, changes in revenues, changes in profitability, interest expense, growth and expansion, anticipated income to be realized from our investments in joint ventures and the Toll Brothers Realty Trust Group, the ability to acquire land, the ability to gain approvals and to open new communities, the ability to sell homes and properties, the ability to deliver homes from backlog, the ability to secure materials and subcontractors, the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities in the future, and stock market valuations. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in presentations, on our web site and in other material released to the public.

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

     o We operate in a very competitive environment, which is characterized by competition from a number of other home builders in each market in which we operate. Actions or changes in plans by competitors may negatively affect us.

     o Our business can be affected by changes in general economic and market conditions, as well as local economic and market conditions where our operations are conducted and where prospective purchasers of our homes live.

     o The impact and uncertainties created by the September 11, 2001 terrorist attacks and the consequences of any future terrorist attacks, as well as other events affecting the national and world economies, may affect our business.

     o The plans for future development of our residential communities can be affected by a number of factors including, for example, time delays in obtaining necessary governmental permits and approvals and legal challenges to our proposed communities.

     o Our operations depend on our ability to continue to obtain land for the development of residential communities at reasonable prices. Changes in competition, availability of financing, customer trends and market conditions may impact our ability to obtain land for new residential communities.

     o The development of our residential communities may be affected by circumstances beyond our control, including weather conditions, work stoppages, labor disputes, unforeseen engineering, environmental or geological problems and unanticipated shortages of or increases in the cost of materials and labor. Any of these circumstances could give rise to delays in the completion of, or increase the cost of, developing one or more of our residential communities.

     o The interest rate on our revolving credit facility is subject to fluctuation based on changes in short-term interest rates, the amount of borrowings we have incurred and the ratings which national rating agencies assign to our outstanding debt securities. Our interest expense could increase as a result of these factors.

     o Our business and earnings are substantially dependent on our ability to obtain financing for our development activities. Increases in interest rates, concerns about the market or the economy, or consolidation or dissolution of financial institutions could increase our cost of borrowing and/or reduce our ability to obtain the funds required for our future operations.

     o Our business and earnings are also substantially dependent on the ability of our customers to finance the purchase of their homes. Limitations on the availability of financing or increases in the cost of such financing could adversely affect our operations.

     o We believe that our recorded tax balances are adequate. However, it is not possible to predict the effects of possible changes in the tax laws or changes in their interpretation. These changes or interpretations, if made, could have a material negative effect on our operating results.

     o Claims have been brought against us in various legal proceedings which have not had, and are not expected to have, a material adverse effect on our business or financial condition; however, additional legal and tax claims may arise from time to time, and it is possible that our cash flows and results of operations could be affected from time to time by the resolution of one or more of such matters.

     o We are subject to construction defect and home warranty claims arising in the ordinary course of business. These claims are common in the homebuilding industry and can be costly. In addition, the costs of insuring against construction defects and product liability claims are high, the amount of coverage offered by insurance companies is currently limited, and the amounts of deductibles and self insured retentions are high. There can be no assurance that this coverage will not be further restricted or become more costly. If we are not able to obtain adequate insurance against these claims, we may experience losses that could hurt our business.

     o There is intense competition to attract and retain management and key employees in the markets where our operations are conducted. Our business could be adversely affected if we are unable to recruit or retain key personnel in one or more of the markets in which we conduct our operations.

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

   Our Board of Directors has various committees including an audit committee, an executive compensation committee and a nominating and corporate governance committee. Each of the three committees named above has a formal charter. We also have Corporate Governance Guidelines, a Code of Ethics for Principal Executive Officer and Senior Financial Officers, and a Code of Ethics and Business Conduct for Directors, Officers and Employees. Copies of these charters, guidelines and codes, and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers or directors, can be obtained free of charge from our web site, www.tollbrothers.com.

   In addition, you may request a copy of the foregoing filings (excluding exhibits), charters, guidelines and codes, and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers or directors, at no cost by writing to us at Toll Brothers, Inc., 250 Gibraltar Road, Horsham, PA 19044, Attention: Director of Investor Relations or by telephoning us at (215) 938-8000.

ITEM 2. PROPERTIES

HEADQUARTERS

   Our corporate office, which we lease from an unrelated party, contains approximately 200,000 square feet, and is located in Horsham, Montgomery County, Pennsylvania.

MANUFACTURING/DISTRIBUTION FACILITIES

   We own a facility of approximately 200,000 square feet located in Morrisville, Pennsylvania. We also own a facility of approximately 100,000 square feet located in Emporia, Virginia. In both facilities, we manufacture open wall panels, roof and floor trusses, and certain interior and exterior millwork to supply a portion of our construction needs. These operations also permit us to purchase wholesale lumber, plywood, windows, doors, certain other interior and exterior millwork and other building materials to supply to our communities. We believe that increased efficiencies, cost savings and productivity result from the operation of these plants and from the wholesale purchase of material. The Pennsylvania plant and the Virginia plant sell wall panels and roof and floor trusses to us as well as to a small number of outside purchasers.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended October 31, 2004.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table includes information with respect to all of our executive officers at October 31, 2004. All executive officers serve at the pleasure of our Board of Directors.


NAME                               AGE                POSITIONS
----                               ---      -------------------
Robert I. Toll                      63      Chairman of the Board, Chief
                                            Executive Officer
                                            and Director
Zvi Barzilay                        58      President, Chief Operating Officer
                                            and Director
Joel H. Rassman                     59      Executive Vice President,
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

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

   Our common stock is principally traded on the New York Stock Exchange (Symbol: TOL). It is also listed on the Pacific Exchange.

   The following table sets forth the price range of our common stock on the New York Stock Exchange for each fiscal quarter during the two years ended October 31, 2004.

                                                                                           THREE MONTHS ENDED
                                                                              ---------------------------------------------
                                                                             OCTOBER 31    JULY 31   APRIL 30    JANUARY 31
                                                                             ----------    -------   --------    ----------
        2004
          High ...........................................................     $47.80      $43.14     $47.74       $43.00
          Low ............................................................     $40.34      $36.85     $39.32       $36.89
        2003
          High ...........................................................     $37.02      $32.13     $23.65       $21.92
          Low ............................................................     $25.67      $22.64     $17.63       $18.85


   During the three months ended October 31, 2004, we repurchased the following shares under our repurchase program (amounts in thousands, except per share amounts):


                                                                                            TOTAL NUMBER OF           MAXIMUM
                                                                                           SHARES PURCHASED       NUMBER OF SHARES
                                                                   TOTAL       AVERAGE       AS PART OF A             THAT MAY
                                                                 NUMBER OF      PRICE          PUBLICLY           YET BE PURCHASED
                                                                   SHARES     PAID PER         ANNOUNCED             UNDER THE
PERIOD                                                           PURCHASED      SHARE     PLAN OR PROGRAM (a)   PLAN OR PROGRAM (a)
------                                                           ---------    --------    -------------------   -------------------
August 1, 2004 to
 August 31, 2004 .............................................        1        $42.11               1                  9,275
September 1, 2004 to
 September 30, 2004 ..........................................                                                         9,275
October 1, 2004 to
 October 31, 2004 ............................................        1        $44.72               1                  9,274
                                                                    ---                           ---
                                                                      2        $43.22               2
                                                                    ===                           ===

---------------
(a) On March 26, 2003, we announced that our Board of Directors had authorized the repurchase of up to 10 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.

   Pursuant to the provisions of our stock option plans, participants are permitted to use the value of our common stock that they own to pay for the exercise of options. During the three months ended October 31, 2004, we received 40,475 shares with an average fair market value per share of $43.96 for the exercise of stock options.

   Except as set forth above, we have not repurchased any of our equity securities.

   We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so; rather, we will follow a policy of retaining earnings in order to finance the continued growth of our business and, from time to time, repurchase shares of our common stock.

   The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our earnings, capital requirements, our operating and financial condition, and any contractual limitation then in effect. In this regard, our senior subordinated notes contain restrictions on the amount of dividends we may pay on our common stock. In addition, our bank revolving credit agreement and bank term loan require the maintenance of a minimum tangible net worth (as defined in the respective agreements), which restricts the amount of dividends we may pay. At October 31, 2004, under the most restrictive of these provisions, we could have paid up to approximately $619.1 million of cash dividends.

   At January 5, 2005, there were approximately 1,054 record holders of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

   The following table sets forth selected consolidated financial and housing data at and for each of the five fiscal years in the period ended October 31, 2004. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in this report beginning at page F-1, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this report.

SUMMARY CONSOLIDATED INCOME STATEMENT, BALANCE SHEET AND HOUSING DATA (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA):



YEAR ENDED OCTOBER 31:                                                2004         2003          2002          2001         2000
----------------------                                             ----------   ----------    ----------    ----------   ----------
Revenues.......................................................    $3,893,093   $2,775,241    $2,328,972    $2,229,605   $1,814,362
Income before income taxes.....................................    $  647,432   $  411,153    $  347,318    $  337,889   $  230,966
Net income.....................................................    $  409,111   $  259,820    $  219,887    $  213,673   $  145,943
Earnings per share:
 Basic.........................................................    $     5.50   $     3.68    $     3.12    $     2.98   $     2.01
 Diluted.......................................................    $     5.04   $     3.44    $     2.91    $     2.76   $     1.95
Weighted average number of shares outstanding
 Basic.........................................................        74,323       70,670        70,472        71,670       72,537
 Diluted.......................................................        81,165       75,541        75,480        77,367       74,825




AT OCTOBER 31:                                                        2004         2003          2002          2001         2000
--------------                                                     ----------   ----------    ----------    ----------   ----------
Inventory......................................................    $3,878,260   $3,080,349    $2,551,061    $2,183,541   $1,712,383
                                                                   ==========   ==========    ==========    ==========   ==========
Total assets...................................................    $4,905,578   $3,787,391    $2,895,365    $2,532,200   $2,030,254
                                                                   ==========   ==========    ==========    ==========   ==========
Debt
Loans payable..................................................    $  340,380   $  281,697    $  253,194    $  362,712   $  326,537
Senior notes...................................................       845,665      546,669
Senior subordinated notes......................................       450,000      620,000       819,663       669,581      469,499
Mortgage company warehouse loan................................        92,053       49,939        48,996        24,754
                                                                   ----------   ----------    ----------    ----------   ----------
Total debt.....................................................    $1,728,098   $1,498,305    $1,121,853    $1,057,047   $  796,036
                                                                   ==========   ==========    ==========    ==========   ==========
Stockholders' equity...........................................    $1,919,987   $1,476,628    $1,129,509    $  912,583   $  745,145
                                                                   ==========   ==========    ==========    ==========   ==========




HOUSING DATA
YEAR ENDED OCTOBER 31:                                               2004         2003          2002          2001         2000
----------------------                                            ----------   ----------    ----------    ----------   ----------
Closings
 Number of homes...............................................         6,627        4,911         4,430         4,358        3,945
 Value (in thousands)..........................................    $3,839,451   $2,731,044    $2,279,261    $2,180,469   $1,762,930
Contracts
 Number of homes...............................................         8,684        6,132         5,070         4,314        4,364
 Value (in thousands)..........................................    $5,641,454   $3,475,992    $2,734,457    $2,158,536   $2,134,522




AT OCTOBER 31:                                                        2004         2003          2002          2001         2000
--------------                                                     ----------   ----------    ----------    ----------   ----------
Backlog
 Number of homes...............................................         6,709        4,652         3,342         2,702        2,746
 Value (in thousands)..........................................    $4,433,895   $2,631,900    $1,858,784    $1,403,588   $1,425,521
Number of selling communities..................................           220          200           170           155          146
Homesites
 Owned.........................................................        29,804       29,081        25,822        25,981       22,275
 Controlled....................................................        30,385       18,977        15,022        13,165       10,843
                                                                   ----------   ----------    ----------    ----------   ----------
    Total......................................................        60,189       48,058        40,844        39,146       33,118
                                                                   ==========   ==========    ==========    ==========   ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   Fiscal 2004 was another record year for us. Home sales revenues increased by 41% over fiscal 2003 and net income increased by 57%. In addition, contract signings increased 62% in fiscal 2004 over fiscal 2003 and our backlog of homes under contract but not yet delivered to home buyers ("backlog") at October 31, 2004 was 68% greater than the backlog at October 31, 2003.

   Geographic and product diversification, access to lower-cost capital, a versatile and abundant home mortgage market and improving demographics are promoting strong and steady demand for those builders who can control land and persevere through the increasingly difficult regulatory approval process. This evolution in our industry favors the large, publicly traded home building companies with the capital and expertise to control home sites and gain market share. We currently own or control more than 60,000 home sites in 47 markets we consider to be affluent, a substantial number of which sites already have the approvals necessary for development. We believe that as the approval process becomes more difficult, and as the political pressure from no-growth proponents increases, our expertise in taking land through the approval process and our already approved land positions should allow us to continue to grow for a number of years to come.

   Because of the strong demand for our homes, we have been able to increase the base selling prices in many of our communities during the past several years. Based on our current backlog, which affords us revenue visibility over the next 9 to 12 months, and the pace of current demand, we expect to deliver between 7,900 and 8,300 homes during fiscal 2005, with an average delivered price between $635,000 and $645,000. In addition, in fiscal 2005 we expect that net income will increase by at least 40% over net income for fiscal 2004.

   Because of the length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and deliver a home after a home buyer signs an agreement of sale, we are subject to many risks. We attempt to reduce certain risks by: controlling land for future development through options whenever possible, thus allowing us to obtain the necessary governmental approvals before acquiring title to the land; generally commencing construction of a home after executing an agreement of sale with a buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis.

   In the ordinary course of doing business, we must make estimates and judgments that affect decisions on how we operate and on the reported amounts of assets, liabilities, revenues and expenses. These estimates include, but are not limited to, those related to the recognition of income and expenses, impairment of assets, estimates of future improvement and amenity costs, capitalization of costs to inventory, provisions for litigation, insurance and warranty costs, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate and adjust our estimates based on the information currently available. Actual results may differ from these estimates and assumptions or conditions.

   Our revenues have grown on average over 20% per year in the last decade. We have funded this growth through the reinvestment of profits, bank borrowings and capital market transactions. At October 31, 2004, we had $580.9 million of cash and cash equivalents and approximately $989.3 million available under our new bank revolving credit facility which extends to July 15, 2009. In addition, during the second quarter of 2004, we issued $300 million of 4.95% Senior Notes due 2014. We used a portion of the proceeds from these notes to redeem $170 million of our 8 1/8% Senior Subordinated Notes due 2009. With these resources, our strong cash flow from operations before inventory growth, and our history of success in accessing the public debt markets, we believe we have the resources available to continue to grow in fiscal 2005 and beyond.

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

INCOME RECOGNITION

   Revenue and cost of sales are recorded at the time each home, or home site, is delivered and title and possession are transferred to the buyer.

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

   The estimated land, common area development and related costs of master planned communities (including the cost of golf courses, net of their estimated residual value) are allocated to individual communities within a master planned community on a relative sales value basis. Any change in the estimated cost is allocated to the remaining home sites in each of the communities of the master planned community.

OFF-BALANCE SHEET ARRANGEMENTS

   We have investments in and advances to several joint ventures with unrelated parties to develop land. Some of these joint ventures develop land for the sole use of the venture partners, including ourselves, and others develop land for sale to the venture partners and to unrelated builders. We recognize our share of earnings from the sale of home sites to other builders. We do not recognize earnings from home sites we purchase from the joint ventures, but instead reduce our cost basis in these home sites by our share of the earnings on the home sites. At October 31, 2004, we had approximately $42.8 million invested in or advanced to these joint ventures and were committed to contributing additional capital in an aggregate amount of approximately $90.2 million if the joint ventures require it. In November 2004, one of the joint ventures obtained third-party financing of $535 million, of which each of the joint venture partners guaranteed their pro-rata share. Our share of the loan guarantee was $53.6 million, which has reduced the amount committed to the funding of the joint venture.

   In January 2004, we entered into a joint venture in which we have a 50% interest with an unrelated party, to develop Maxwell Place, an 832-home luxury condominium community on the Hoboken, New Jersey waterfront. At October 31, 2004, we had investments in and advances to the joint venture of $29.5 million, and were committed to making up to $1.0 million of additional investments in and advances to it. We and our joint venture partner each have guaranteed $7.5 million of principal amount of one of the loans obtained by this joint venture.

   In October 2004, we entered into a joint venture in which we have a 50% interest with an unrelated party, to convert a 525-unit apartment complex, The Hudson Tea Buildings, located in Hoboken, New Jersey, into luxury condominium units. At October 31, 2004, we had investments in and advances to the joint venture of $7.5 million, and were committed to making up to $1.5 million of additional investments in and advances to it.

   We have a minority interest in a joint venture with unrelated parties that has developed and is currently marketing The Sky Club, a 326-unit, 17-story, two-tower structure, located in Hoboken, New Jersey. At October 31, 2004, our investment in this joint venture was $6.9 million. We do not have any commitment to contribute additional capital to this joint venture.

   We also own 50% of a joint venture with an unrelated party that is currently building and selling an active-adult, age-qualified community in Michigan. At October 31, 2004, our investment in this joint venture was $1.4 million. We do not have any commitment to contribute additional capital to this joint venture.

   To take advantage of commercial real estate opportunities, Toll Brothers Realty Trust Group (the "Trust") was formed in 1998. The Trust is effectively owned one-third by us, one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Zvi Barzilay (and members of his family), Joel H. Rassman, and other members of our senior management, and one-third by the Pennsylvania State Employees Retirement System. We provide development, finance and management services to the Trust and receive fees for our services. The Trust currently owns and operates several office buildings and an 806-unit apartment complex that it developed in Virginia, and is building a 635-unit apartment complex in New Jersey. At October 31, 2004, our investment in the Trust was $5.9 million. The Trust has a $25 million revolving credit facility that extends through June 2005. As collateral for this facility, we and the other groups of investors each entered into a subscription agreement whereby each group of investors agreed to invest up to an additional $9.3 million if required by the Trust. The subscription agreements expire in August 2005.

   Other than the guarantees discussed above, we do not currently guarantee any indebtedness of the joint ventures or the Trust. Our total commitment to these entities is not material to our financial condition. These investments are accounted for using the equity method.

RESULTS OF OPERATIONS

   The following table compares certain income statement items related to our operations (amounts in millions):


YEAR ENDED OCTOBER 31,                                                                2004              2003              2002
                                                                                 --------------    --------------    --------------
                                                                                   $        %        $         %        $        %
                                                                                -------    ----   -------    ----    -------   ----
Home sales
 Revenues ...................................................................   3,839.5           2,731.0            2,279.3
 Costs ......................................................................   2,747.3    71.6   1,977.4    72.4    1,655.3   72.6
                                                                                -------           -------            -------
Land sales
 Revenues ...................................................................      22.5              27.4               36.2
 Costs ......................................................................      15.8    70.1      17.9    65.2       25.7   70.9
                                                                                -------           -------            -------
Equity earnings in unconsolidated entities ..................................      15.7               1.0                1.9
Interest and other ..........................................................      15.4              15.8               11.7
                                                                                -------           -------            -------
Total revenues ..............................................................   3,893.1           2,775.2            2,329.0
                                                                                -------           -------            -------
Selling, general and administrative expenses* ...............................     381.1     9.8     288.3    10.4      236.1   10.1
Interest expense* ...........................................................      93.3     2.4      73.2     2.6       64.5    2.8
Expenses related to early retirement of debt* ...............................       8.2     0.2       7.2     0.3
                                                                                -------           -------            -------
Total costs and expenses* ...................................................   3,245.7    83.4   2,364.1    85.2    1,981.7   85.1
                                                                                -------           -------            -------
Income before income taxes* .................................................     647.4    16.6     411.2    14.8      347.3   14.9
Income taxes ................................................................     238.3             151.3              127.4
                                                                                -------           -------            -------
Net income* .................................................................     409.1    10.5     259.8     9.4      219.9    9.4
                                                                                -------           -------            -------

---------------
* Note: Percentages for selling, general and administrative expenses, interest expense, expenses related to early retirement of debt, total costs and expenses, income before taxes and net income are based on total revenues. Amounts may not add due to rounding.

FISCAL 2004 COMPARED TO FISCAL 2003

HOME SALES

   Home sales revenues for fiscal 2004 of $3.84 billion (6,627 homes) were higher than those of fiscal 2003 by approximately $1.11 billion, or 41%. The increase was attributable to a 35% increase in the number of homes delivered and a 4% increase in the average price of homes delivered. The increase in the number of homes delivered in fiscal 2004 was primarily due to the higher backlog of homes at October 31, 2003 as compared to October 31, 2002 which was primarily the result of a 21% increase in the number of new contracts signed in fiscal 2003 over fiscal 2002, and a 51% increase in the number of contracts signed in the first six months of fiscal 2004 as compared to the first six months of fiscal 2003. The increase in the average price of homes delivered in fiscal 2004 was the result of increased base selling prices and a shift in the location of homes delivered to more expensive areas offset, in part, by a change in the mix of product types delivered.

   The value of new sales contracts signed was $5.64 billion (8,684 homes) in fiscal 2004, a 62% increase over the $3.48 billion (6,132 homes) value of new sales contracts signed in fiscal 2003. The increase in fiscal 2004 was attributable to a 42% increase in the number of new sales contracts signed and a 15% increase in the average selling price of the homes. The increase in the number of new sales contracts signed in fiscal 2004 was attributable to the continued demand for our homes and the increase in the number of communities from which we were selling homes. We were selling from 220 communities at October 31, 2004, compared to 200 communities at October 31, 2003. At
October 31, 2005 we expect to be selling from approximately 240 communities. We believe that the demand for our homes is attributable to an increase in the number of affluent households, the maturation of the baby boom generation, a constricted supply of available new home sites in our markets, attractive mortgage rates and the belief of potential customers that the purchase of a home is a stable investment. At October 31, 2004, we had over 60,000 home sites under our control nationwide, compared to approximately 48,000 home sites at October 31, 2003. The increase in the average price of homes contracted for in fiscal 2004 was the result of increased base selling prices and a shift in the location of homes delivered to more expensive areas.

   At October 31, 2004, our backlog of homes under contract was $4.43 billion (6,709 homes), an increase of 68% over the $2.63 billion (4,652 homes) backlog at October 31, 2003. The increase in backlog at October 31, 2004, compared to the backlog at October 31, 2003, was primarily attributable to the increase in the number and average price of new contracts signed during fiscal 2004, as compared to fiscal 2003, offset, in part, by an increase in the number and average price of homes delivered in fiscal 2004 as compared to fiscal 2003.

   Based on the size of our current backlog, the continued demand for our products, the increased number of selling communities from which we are operating and the additional communities we expect to open in the coming months, we believe that we will deliver between 7,900 and 8,300 homes in fiscal 2005. We estimate that the average price of the homes delivered will be between $635,000 and $645,000 in fiscal 2005.

   Home costs as a percentage of home sales revenues decreased 80 basis points in fiscal 2004 as compared to fiscal 2003. The decrease was primarily the result of selling prices increasing at a greater rate than construction costs.

   Inventory write-offs of $7.5 million in fiscal 2004 were 32% higher than the $5.6 million of write-offs in fiscal 2003. As a percentage of home sales revenues, write-offs in fiscal 2004 were comparable to fiscal 2003.

   For fiscal 2005, we expect that home costs as a percentage of home sales will be approximately 195 to 225 basis points lower than the fiscal 2004 percentage.

LAND SALES

   We are developing several communities in which we sell a portion of the land to other builders. The amount of land sales will vary from year to year depending upon the scheduled timing of the delivery of the land parcels. Land sales revenues were $22.5 million in fiscal 2004 compared to $27.4 million in fiscal 2003. Land sales revenues in fiscal 2003 included $6.6 million from the sale of land to the Trust. (See Note 12 to the financial statements, "Related Party Transactions," for a description of the sale to the Trust.) Land costs as a percentage of land sales revenues increased from 65.2% in fiscal 2003 to 70.1% in fiscal 2004 due to higher cost parcels being sold in fiscal 2004 compared to fiscal 2003. For fiscal 2005, we expect land sales revenues to be approximately $17 million and land costs to be approximately 70% of the sales value.

EQUITY EARNINGS IN UNCONSOLIDATED ENTITIES

   We are a participant in several joint ventures and in the Trust. We recognize income for our proportionate share of the earnings on sales to unrelated parties from these entities. (See "Off-Balance Sheet Arrangements" for a description of our investments in and commitments to these entities.) Earnings from these entities vary significantly from year to year. For fiscal 2004, we recognized $15.7 million of earnings from these unconsolidated entities as compared to $1.0 million in fiscal 2003. For fiscal 2005, we expect to realize approximately $15.5 million of earnings from our investments in the joint ventures and in the Trust.

INTEREST AND OTHER INCOME

   Interest and other income for fiscal 2004 was $15.4 million, a decrease of $.4 million from the $15.8 million of interest and other income in fiscal 2003. This decrease was primarily the result of a $3.5 million profit realized from the sale of a small commercial property in fiscal 2003 and a decrease in forfeited customer deposits in fiscal 2004, as compared to fiscal 2003, offset, in part, by higher income realized from our ancillary businesses, higher management and construction fee income, and higher interest income. For fiscal 2005, we expect interest and other income to be approximately $18.0 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

   In fiscal 2004, SG&A spending increased by 32%, or $92.7 million, as compared to fiscal 2003, while total revenues in fiscal 2004 increased by 40% as compared to fiscal 2003. The increased spending was principally due to higher sales commissions, higher costs incurred to operate the greater number of selling communities that we had during fiscal 2004, as compared to fiscal 2003, and increased compensation and benefit costs. We expect SG&A as a percentage of revenues will be approximately the same in fiscal 2005 as in fiscal 2004. We expect to open approximately 117 new communities in fiscal 2005 as compared to 91 in fiscal 2004 and 75 in fiscal 2003.

EXPENSES RELATED TO THE EARLY RETIREMENT OF DEBT

   We recognized a pretax charge of $8.2 million in fiscal 2004 representing the premium paid on the early redemption of our 8 1/8% Senior Subordinated Notes due 2009, the write-off of unamortized bond issuance costs related to those notes, and the write-off of unamortized debt issuance costs related to our $575 million bank revolving credit agreement that was replaced by a new $1.14 billion bank revolving credit agreement that expires in July 2009. We recognized a pretax charge of $7.2 million in fiscal 2003 representing the premium paid on the early redemption of our 8 3/4% Senior Subordinated Notes due 2006, and our 7 3/4% Senior Subordinated Notes due 2007, and the write-off of unamortized bond issuance costs related to those notes.

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

   The value of new sales contracts signed was $3.48 billion (6,132 homes) in fiscal 2003, a 27% increase over the $2.73 billion (5,070 homes) value of new sales contracts signed in fiscal 2002. The increase in fiscal 2003 was attributable to a 20% increase in the number of units sold and a 5% increase in the average selling price of the homes. The increase in the average selling price in fiscal 2003 was attributable to increased base selling prices and increased option and lot premiums selected by our home buyers. The increase in the number of units sold in fiscal 2003 was attributable to the continued demand for our homes and the increased number of communities from which we were selling homes. We were selling from 200 communities (including seven communities that we acquired from Richard R. Dostie, Inc. in September 2003) at October 31, 2003, as compared to 170 communities at October 31, 2002. We believe that the demand for our homes was attributable to an increase in the number of affluent households, the maturation of the baby boom generation, a constricted supply of available new home sites in our markets, attractive mortgage rates and the belief of potential customers that the purchase of a home is a stable investment in the current period of economic uncertainty. At October 31, 2003, we had over 48,000 home sites under our control nationwide, as compared to approximately 41,000 home sites at October 31, 2002.

   At October 31, 2003, our backlog of homes under contract was $2.63 billion (4,652 homes), an increase of 42% over the $1.86 billion (3,342 homes) backlog at October 31, 2002. The increase in backlog at October 31, 2003, as compared to the backlog at October 31, 2002, was primarily attributable to the increase in the value and number of new contracts signed during fiscal 2003 as compared to fiscal 2002, offset, in part, by an increase in the number of homes delivered in fiscal 2003 as compared to fiscal 2002.

   Home costs as a percentage of home sales revenues decreased slightly in fiscal 2003 as compared to fiscal 2002. The decrease was primarily the result of selling prices increasing faster than costs. In addition, we had lower inventory write-offs in fiscal 2003 than in fiscal 2002. We incurred $5.6 million in write-offs in fiscal 2003, as compared to $6.1 million in fiscal 2002.

LAND SALES

   We are developing several communities in which we sell a portion of the land to other builders. The amount of land sales will vary from year to year depending upon the scheduled timing of the delivery of the land parcels. Land sales revenues amounted to $27.4 million in fiscal 2003, including $6.6 million from the sale of land to the Trust. (See Note 12 to the financial statements, "Related Party Transactions," for a description of the sale to the Trust.) Land sales revenues in fiscal 2002 amounted to $36.2 million. Land costs as a percentage of land sales revenues decreased from 70.9% in fiscal 2002 to 65.2% in fiscal 2003 due to lower cost parcels being sold in fiscal 2003 as compared to 2002.

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

INTEREST AND OTHER INCOME

   For fiscal 2003, interest and other income was $15.8 million, an increase of $4.1 million as compared to $11.7 million in fiscal 2002. This increase was primarily the result of a $3.5 million profit realized from the sale of a small commercial property in fiscal 2003 and higher income realized from our ancillary businesses, offset, in part, by decreases in forfeited customer deposits, lower management and construction fee income and a decrease in gains from the sale of miscellaneous assets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

   In fiscal 2003, SG&A spending increased by 22%, or $52.2 million, as compared to fiscal 2002, whereas revenues in fiscal 2003 increased by 19% compared to fiscal 2002. The increased spending was principally due to higher sales commissions, higher costs incurred to operate the greater number of selling communities that we had during fiscal 2003 as compared to fiscal 2002, increased compensation and benefit costs and higher insurance costs.

EXPENSES RELATED TO THE EARLY RETIREMENT OF DEBT

   We recognized a pretax charge of $7.2 million in fiscal 2003 representing the premium paid on the early redemption of our 8 3/4% Senior Subordinated Notes due 2006 and our 7 3/4% Senior Subordinated Notes due 2007, and the write-off of unamortized bond issuance costs related to those notes. No similar charge was incurred in fiscal 2002.

INTEREST EXPENSE

   We determine interest expense on a specific home site-by-home site basis for our home building operations and on a parcel-by-parcel basis for land sales.

   As a percentage of total revenues, interest expense varies depending upon many factors, including the period of time that we have owned the land, the length of time that the homes delivered during the period were under construction and the interest rates and the amount of debt carried by us in proportion to the amount of our inventory during those periods. Interest expense as a percentage of revenues was slightly lower in fiscal 2004 than in fiscal 2003, and slightly lower in fiscal 2003 than in fiscal 2002. For fiscal 2005, we expect interest expense to be approximately 2.3% of total revenues.

INCOME BEFORE INCOME TAXES

   Income before income taxes increased 57% in fiscal 2004 as compared to fiscal 2003, and increased 18% in fiscal 2003 as compared to fiscal 2002.

INCOME TAXES

   Income taxes for fiscal 2004, 2003 and 2002 were provided at effective rates of 36.8%, 36.8% and 36.7%, respectively. For fiscal 2005, we expect our effective tax rate to be approximately 37%.

CAPITAL RESOURCES AND LIQUIDITY

   Funding for our operations has been provided principally by cash flow from operating activities, unsecured bank borrowings and the public debt and equity markets.

   In general, cash flow from operating activities assumes that as each home is delivered we will purchase a home site to replace it. Because we own several years' supply of home sites, we do not need to buy home sites immediately to replace the ones delivered. Accordingly, we believe that cash flow from operating activities before inventory additions is currently a better gauge of liquidity.

   Cash flow from operating activities, before inventory additions, has improved as operating results have improved. One of the main factors that determine cash flow from operating activities, before inventory additions, is the level of revenues from the delivery of homes and land sales. We anticipate that cash flow from operating activities, before inventory additions, will continue to be strong in fiscal 2005 due to the expected increase in home deliveries in fiscal 2005, as compared to fiscal 2004. We expect that our inventory will continue to increase and we are currently negotiating and searching for additional opportunities to obtain control of land for future communities. At October 31, 2004, we had commitments to acquire land of approximately $2.0 billion, of which approximately $137.4 million had been paid or deposited. We have used our cash flow from operating activities, before inventory additions, bank borrowings and the proceeds of public debt and equity offerings to: acquire additional land for new communities; fund additional expenditures for land development; fund construction costs needed to meet the requirements of our increased backlog and the increasing number of communities in which we are offering homes for sale; repurchase our stock; and repay debt.

   We generally do not begin construction of a home until we have a signed contract with the home buyer. Because of the significant amount of time between the time a home buyer enters into a contract to purchase a home and the time that the home is built and delivered, we believe we can estimate, with reasonable accuracy, the number of homes we will deliver in the next 9 to 12 months. Should our business decline significantly, our inventory would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, resulting in a temporary increase in our cash flow from operations. In addition, under such circumstances, we might delay or curtail our acquisition of additional land, which would further reduce our inventory levels and cash needs.

   In fiscal 2004, First Huntingdon Finance Corp., one of our indirect, wholly owned subsidiaries, entered into a credit agreement with 27 banks. This new credit facility replaced our previous facility of $575 million. The revolving credit facility provides $1.14 billion of loan capacity and extends through July 15, 2009. At October 31, 2004, interest was payable on borrowings under the facility at 0.70% (subject to adjustment based upon our debt ratings and leverage ratio) above the Eurodollar rate or other specified variable rates as selected by us from time to time. At October 31, 2004, we had no borrowings outstanding against the facility, and had approximately $150.7 million of letters of credit outstanding under it.

   In March 2004, Toll Brothers Finance Corp., another of our indirect, wholly owned subsidiaries, sold $300 million of 4.95% Senior Notes due 2014. The obligations of Toll Brothers Finance Corp. to pay principal, premiums if any and interest are guaranteed jointly and severally on a senior basis by us and substantially all of our home building subsidiaries. The guarantees are full and unconditional. Our non-home building subsidiaries did not guarantee the debt. We used a portion of the proceeds from the senior notes to redeem all of the $170 million principal amount of our 8 1/8% Senior Subordinated Notes due 2009 at 104.0625% of principal amount.

   We believe that we will be able to continue to fund our expected growth and meet our contractual obligations through a combination of existing cash resources, cash flow from operating activities, our existing sources of credit and the public debt markets.

CONTRACTUAL OBLIGATIONS

   The following table summarizes our estimated contractual obligations at October 31, 2004 (in millions):


                                                                   2005      2006-2007   2008 -2009    THEREAFTER     TOTAL
                                                                 --------    ---------   ----------    ----------    --------
Senior and senior subordinated notes (a) .....................                             $100.0       $1,200.0     $1,300.0
Loans payable (a) ............................................   $  281.3    $   50.2         4.4            4.5        340.4
Warehouse mortgage company loan (a) ..........................       92.1                                                92.1
Operating lease obligations ..................................       10.8        14.9         9.2           27.7         62.6
Purchase obligations (b) .....................................    1,048.7       933.3       184.9          112.7      2,279.6
Retirement plan (c) ..........................................        2.7         2.8         4.7           23.3         33.5
                                                                 --------    --------      ------       --------     --------
                                                                 $1,435.6    $1,001.2      $303.2       $1,368.2     $4,108.2
                                                                 ========    ========      ======       ========     ========

---------------
(a)  Amounts are included in the Consolidated Balance Sheet

(b) Amounts represent our commitments to acquire land under options and contracts and the estimated remaining amount of the contractual obligation for land development agreements secured by letters of credit and surety bonds.

(c) Amounts represent our obligations under our 401K, deferred compensation and supplemental executive retirement plans. Of the total amount indicated, $20.1 million has been recorded in the Consolidated Balance Sheet.

INFLATION

   The long-term impact of inflation on us is manifested in increased costs for land, land development, construction and overhead, as well as in increased sales prices. We generally contract for land significantly before development and sales efforts begin. Accordingly, to the extent land acquisition costs are fixed, increases or decreases in the sales prices of homes may affect our profits. Because the sales price of each of our homes is fixed at the time a buyer enters into a contract to acquire a home, and because we generally contract to sell our homes before we begin construction, any inflation of costs in excess of those anticipated may result in lower gross margins. We generally attempt to minimize that effect by entering into fixed-price contracts with our subcontractors and material suppliers for specified periods of time, which generally do not exceed one year.

   In general, housing demand is adversely affected by increases in interest rates and housing costs. Interest rates, the length of time that land remains in inventory and the proportion of inventory that is financed affect our interest costs. If we are unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, affecting prospective buyers' ability to adequately finance home purchases, our revenues, gross margins and net income would be adversely affected. Increases in sales prices, whether the result of inflation or demand, may affect the ability of prospective buyers to afford new homes.

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

   At October 31, 2004, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value were as follows (amounts in thousands):



                                                                                                                  VARIABLE-RATE
                                                                                         FIXED-RATE DEBT            DEBT(a)(b)
                                                                                      ----------------------    -------------------
                                                                                                   WEIGHTED-            WEIGHTED-
                                                                                                    AVERAGE              AVERAGE
FISCAL YEAR OF                                                                                      INTEREST             INTEREST
EXPECTED MATURITY                                                                      AMOUNT         RATE      AMOUNT     RATE
-----------------                                                                   ----------    ---------    -------   ---------
2005 .............................................................................   $  281,172       7.19%     $92,203      3.02%
2006 .............................................................................       19,719       5.46%         150      1.82%
2007 .............................................................................       30,158       7.55%         150      1.82%
2008 .............................................................................        2,952       6.04%         150      1.82%
2009 .............................................................................      101,119       7.99%         150      1.82%
Thereafter .......................................................................    1,200,800       6.60%       3,710      1.82%
Discount .........................................................................       (4,335)
                                                                                     ----------                 -------
Total ............................................................................   $1,631,585       6.79%     $96,513      2.96%
                                                                                     ==========                 =======
Fair value at October 31, 2004 ...................................................   $1,727,885                 $96,513
                                                                                     ==========                 =======

---------------
(a) We have a $1.14 billion revolving credit facility with 27 banks which extends through July 15, 2009. At October 31, 2004, interest was payable on borrowings under this facility at 0.70% (this rate will vary based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At October 31, 2004, we had no borrowings and approximately $150.7 million of letters of credit outstanding under the facility.

(b) Our mortgage subsidiary has a $125 million line of credit with three banks to fund mortgage originations. The line is due within 90 days of demand by the banks and bears interest at the banks' overnight rate plus an agreed-upon margin. At October 31, 2004, the subsidiary had $92.1 million outstanding under the line at an average interest rate of 3.02%. Borrowing under this line is included in the fiscal 2005 maturities.

   Based upon the amount of variable-rate debt outstanding at October 31, 2004, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately
$1.0 million per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Reference is made to the financial statements, listed in Item 15(a)(1) and
(2), which appear at pages F-1 through F-26 of this report and which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

   Our chief executive officer and chief financial officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report (the "Evaluation Date"). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

   There has not been any change in our internal control over financial reporting during our quarter ended October 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

   None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item for executive officers is set forth under the heading "Executive Officers of the Registrant" in Part I, Item 4A of this report. The other information required by this item will be included in our Proxy Statement for the 2005 Annual Meeting of Stockholders (the "2005 Proxy Statement") and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   The information required in this item will be included in the 2005 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Except as set forth below, the information required in this item will be included in the 2005 Proxy Statement and is incorporated herein by reference.

   The following table provides information as of October 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

                      EQUITY COMPENSATION PLAN INFORMATION


                                                  NUMBER OF SECURITIES TO    WEIGHTED-AVERAGE           NUMBER OF SECURITIES
                                                  BE ISSUED UPON EXERCISE     EXERCISE PRICE       REMAINING AVAILABLE FOR FUTURE
                                                       OF OUTSTANDING         OF OUTSTANDING     ISSUANCE UNDER EQUITY COMPENSATION
                                                     OPTIONS, WARRANTS       OPTIONS, WARRANTS       PLANS (EXCLUDING SECURITIES
                                                         AND RIGHTS             AND RIGHTS            REFLECTED IN COLUMN(A))(1)
PLAN CATEGORY                                         (IN THOUSANDS)                                      (IN THOUSANDS)
-------------                                     -----------------------    -----------------   ----------------------------------
                                                            (A)                     (B)                          (C)
Equity compensation plans
 approved by security holders.................             15,245                 $16.41                        3,168
Equity compensation plans not
 approved by security holders.................                 --                                                  --
                                                           ------                                               -----
    Total.....................................             15,245                 $16.41                        3,168
                                                           ======                                               =====

---------------
(1) Our Stock Incentive Plan (1998) provides for automatic increases each November 1 in the number of shares available for grant by 2.5% of the number of shares issued (including treasury shares.) This plan restricts the number of shares available for grant at any one time to a maximum of five million shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required in this item will be included in the 2005 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

   The information required in this item will be included in the 2005 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

   (a) Financial Statements and Financial Statement Schedules

                                                                                  PAGE
                                                                                  ----

      1.  FINANCIAL STATEMENTS

         Report of Independent Registered Public Accounting Firm..............     F-1

         Consolidated Statements of Income for the Years Ended October 31,
          2004, 2003 and 2002.................................................     F-2

         Consolidated Balance Sheets as of October 31, 2004 and 2003..........     F-3

         Consolidated Statements of Cash Flows for the Years Ended October 31,
          2004, 2003 and 2002.................................................     F-4

         Notes to Consolidated Financial Statements...........................     F-5

         Summary Consolidated Quarterly Financial Data (unaudited)............    F-26

      2.  FINANCIAL STATEMENT SCHEDULES

          None


   Schedules not listed above have been omitted because they are either not applicable or the required information is included in the financial statements or notes hereto.

   (B) EXHIBITS

   The following exhibits are included with this report or incorporated herein by reference:

EXHIBIT
NUMBER                                                               DESCRIPTION
------                                                               -----------
3.1               Restated Certificate of Incorporation dated July 1, 1986 is hereby incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-Q for the quarter ended January 31, 2002.
3.2               Certificate of Amendment of Certificate of Incorporation dated March 7, 1989, is hereby incorporated by reference to Exhibit of 3.2 of the Registrant's Form 10-Q for the quarter ended January 31, 2002.
3.3               Certificate of Amendment of Certificate of Incorporation dated March 11, 1993, is hereby incorporated by reference to Exhibit 3.3 of the Registrant's Form 10-Q for the quarter ended January 31, 2002.
3.4               Certificate of Amendment of Certificate of Incorporation dated June 12, 1997, is hereby incorporated by reference to Exhibit 3.4 of the Registrant's Form 10-Q for the quarter ended January 31, 2002.
3.5               Certificate of Amendment of Certificate of Incorporation dated January 8, 1998, is hereby incorporated by reference to Exhibit 3.5 of the Registrant's Form 10-Q for the quarter ended January 31, 2002.
3.6               Certificate of Amendment of Certificate of Incorporation dated March 7, 2002, is hereby incorporated by reference to Exhibit 3.6 of the Registrant's Form 10-Q for the quarter ended January 31, 2002.
3.7               By-laws of Toll Brothers, Inc., As Amended and Restated March 20, 2003, are hereby incorporated by reference to
                  Exhibit 3.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on March 28, 2003.

EXHIBIT
NUMBER                                                               DESCRIPTION
------                                                               -----------
4.1               Specimen Stock Certificate is hereby incorporated by reference to Exhibit 4.1 of the Registrant's Form 10-K for the fiscal year ended October 31, 1991.
4.2               Indenture dated as of January 26, 1999, among Toll Corp., as issuer, the Registrant, as guarantor, and NBD Bank, a Michigan banking corporation, as Trustee, including form of guarantee, is hereby incorporated by reference to
                  Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on July 13, 1999.
4.3               Indenture dated as of January 25, 2001, among Toll Corp., as issuer, the Registrant, as guarantor, and Bank One
                  Trust Company, NA, as Trustee, including form of guarantee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant's Form 10-Q for the quarter ended January 31, 2001.
4.4               Indenture dated as of November 22, 2002 among Toll Brothers Finance Corp., as issuer, the Registrant, as guarantor, and Bank One Trust Company, NA, as Trustee, including form of guarantee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on
                  November 27, 2002.
4.5               First Supplemental Indenture dated as of May 1, 2003 by and among the parties listed on Schedule A thereto, and
                  Bank One Trust Company, National Association, as Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on
                  June 16, 2003, File Nos. 333-103931, 333-103931-01, 333-103931-02, 333-103931-03 and 333-103931-04.
4.6               Second Supplemental Indenture dated as of November 3, 2003 by and among the parties listed on Schedule A thereto, and Bank One Trust Company, National Association, as Trustee, is hereby incorporated by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on
                  November 5, 2003, File Nos. 333-109604, 333-109604-01, 333-109604-02, 333-109604-03 and 333-109604-04.
4.7               Third Supplemental Indenture dated as of January 26, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is incorporated by reference to
                  Exhibit 4.1 of the Registrant's Form 10-Q for the quarter ended January 31, 2004.
4.8               Fourth Supplemental Indenture dated as of March 1, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is incorporated by reference to
                  Exhibit 4.2 of the Registrant's Form 10-Q for the quarter ended January 31, 2004.
4.9               Fifth Supplemental Indenture dated as of September 20, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is filed herewith.
4.10              Sixth Supplemental Indenture dated as of October 28, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is filed herewith.
4.11              Seventh Supplemental Indenture dated as of October 31, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is filed herewith.
4.12              Joint Resolution Adopted by the Board of Directors of Toll Corp. and the Shelf Terms Committee of Toll Brothers,
                  Inc. dated as of April 13, 1999, relating to $100,000,000 principal amount of 8% Senior Subordinated Notes of
                  Toll Corp. due 2009, guaranteed on a Senior Subordinated basis by the Registrant is hereby incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on
                  April 14, 1999.
4.13              Joint Resolution Adopted by the Board of Directors of Toll Corp. and the Shelf Terms Committee of Toll Brothers,
                  Inc. dated as of January 23, 2001, relating to $200,000,000 principal amount of 8 1/4% Senior Subordinated Notes of Toll Corp. due 2011, guaranteed on a Senior Subordinated basis by the Registrant is hereby incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on
                  January 24, 2001.

EXHIBIT
NUMBER                                                               DESCRIPTION
------                                                               -----------
4.14              Authorizing Resolutions, dated as of November 27, 2001, relating to $150,000,000 principal amount of 8.25% Senior
                  Subordinated Notes of Toll Corp. due 2011, guaranteed on a Senior Subordinated basis by the Registrant is hereby incorporated by reference to Exhibit 4 of the Registrant's Form 8-K filed with the Securities and Exchange
                  Commission on December 6, 2001.
4.15              Authorizing Resolutions, dated as of November 15, 2002, relating to $300,000,000 principal amount of 6.875%
                  Senior Notes of Toll Brothers Finance Corp. due 2012, guaranteed on a Senior basis by the Registrant and certain subsidiaries of the Registrant is hereby incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on November 27, 2002.
4.16              Authorizing Resolution, dated as of September 3, 2003, relating to $250,000,000 principal amount of 5.95% Senior
                  Notes of Toll Brothers Finance Corp. due 2013, guaranteed on a Senior basis by the Registrant and certain subsidiaries of the Registrant is hereby incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 29, 2003.
4.17              Authorizing Resolutions, dated as of March 9, 2004, relating to $300,000,000 principal amount of 4.95% Senior
                  Notes of Toll Brothers Finance Corp. due 2014, guaranteed on a Senior basis by the Registrant and certain subsidiaries of the Registrant is hereby incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 1, 2004.
4.18              Registration Rights Agreement dated as of November 22, 2002 by and among Toll Brothers Finance Corp., the
                  Registrant, Salomon Smith Barney Inc., Banc of America Securities LLC and Banc One Capital Markets, Inc. and each of the other initial purchasers named on Schedule A attached thereto is hereby incorporated by reference to
                  Exhibit 4.3 of the Registrant's Form 10-Q for the quarter ended January 31, 2003.
4.19              Registration Rights Agreement dated as of September 3, 2003 by and among Toll Brothers Finance Corp., the
                  Registrant and Citigroup Global Markets, Inc. is hereby incorporated by reference to Exhibit 4.2 of the
                  Registrant's Form 8-K filed with the Securities and Exchange Commission on September 29, 2003.
4.20              Registration Rights Agreement dated as of March 16, 2004 by and among Toll Brothers Finance Corp., the Registrant and Citigroup Global Markets Inc. and each of the other initial purchasers named on Schedule A attached thereto is hereby incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed with the Securities and
                  Exchange Commission on April 1, 2004.
4.21              Rights Agreement dated as of June 12, 1997 by and between the Registrant and ChaseMellon Shareholder Service,
                  L.L.C., as Rights Agent, is hereby incorporated by reference to Exhibit 1 to the Registrant's Registration
                  Statement on Form 8-A dated June 20, 1997.
4.22              Amendment to Rights Agreement dated as of July 31, 1998, by and between the Registrant and ChaseMellon
                  Shareholder Service, L.L.C. as Rights Agent incorporated herein by reference to Exhibit 1 to the Registrant's
                  Registration Statement on Form 8-A/A dated August 21, 1998.
10.1              Credit Agreement by and among First Huntingdon Finance Corp., the Registrant and the lenders which are parties thereto dated July 15, 2004, is hereby incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended July 31, 2004.
10.2*             Toll Brothers, Inc. Amended and Restated Stock Option Plan (1986), as amended and restated by the Registrant's
                  Board of Directors on February 24, 1992 and adopted by its stockholders on April 6, 1992, is hereby incorporated by reference to Exhibit 19(a) of the Registrant's Form 10-Q for the quarter ended April 30, 1992.
10.3*             Amendment to the Toll Brothers, Inc. Amended and Restated Stock Option Plan (1986) effective June 14, 2001 is hereby incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended July 31,
                  2001.

EXHIBIT
NUMBER                                                               DESCRIPTION
------                                                               -----------
10.4*             Toll Brothers, Inc. Amended and Restated Stock Purchase Plan (1986) is hereby incorporated by reference to
                  Exhibit 4 of the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange
                  Commission on August 4, 1987, File No. 33-16250.
10.5*             Toll Brothers, Inc. Executives and Non-Employee Directors Stock Option Plan (1993) is hereby incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on
                  May 25, 1994.
10.6*             Amendment to the Toll Brothers, Inc. Executives and Non-Employee Directors Stock Option Plan (1993) is hereby incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended April 30, 1995.
10.7*             Amendment to the Toll Brothers, Inc. Executives and Non-Employee Directors Stock Option Plan (1993) effective
                  June 14, 2001 is hereby incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended July 31, 2001.
10.8*             Toll Brothers, Inc. Cash Bonus Plan is hereby incorporated by reference to Exhibit 99.2 of the Registrant's Form
                  8-K filed with the Securities and Exchange Commission on May 25, 1994.
10.9*             Amendment to the Toll Brothers, Inc. Cash Bonus Plan dated May 29, 1996 is hereby incorporated by reference to
                  Exhibit 10.7 of the Registrant's Form 10-K for the fiscal year ended October 31, 1996.
10.10*            Amendment to the Toll Brothers, Inc. Cash Bonus Plan dated December 10, 1998 is hereby incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-K for the fiscal year ended October 31, 2000.
10.11*            Amendment to the Toll Brothers, Inc. Cash Bonus Plan dated December 14, 2000 is hereby incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended April 30, 2001.
10.12*            Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) is hereby incorporated by reference to Exhibit
                  10.1 of the Registrant's Form 10-Q for the quarter ended April 30, 1995.
10.13*            Amendment to the Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) dated May 29, 1996 is hereby incorporated by reference to Exhibit 10.9 the Registrant's Form 10-K for the fiscal year ended October 31, 1996.
10.14*            Amendment to the Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) effective March 22, 2001 is hereby incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q for the quarter ended July 31,
                  2001.
10.15*            Toll Brothers, Inc. Stock Incentive Plan (1998) is hereby incorporated by reference to Exhibit 4 of the
                  Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 25,
                  1998, File No. 333-57645.
10.16*            Amendment to the Toll Brothers, Inc. Stock Incentive Plan (1998) effective March 22, 2001 is hereby incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-Q for the quarter ended July 31, 2001.
10.17*            Form of Incentive Stock Option Grant for Executive Officers pursuant to Toll Brothers, Inc. Stock Incentive Plan
                  (1998) is hereby incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended
                  July 31, 2004.
10.18*            Form of Non-Qualified Stock Option Grant for Executive Officers pursuant to Toll Brothers, Inc. Stock Incentive
                  Plan (1998) is hereby incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q for the quarter ended July 31, 2004.
10.19*            Form of Non-Qualified Stock Option Grant for Non-Employee Directors pursuant to Toll Brothers, Inc. Stock
                  Incentive Plan (1998) is hereby incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-Q for the
                  quarter ended July 31, 2004.
10.20*            Toll Brothers, Inc. Executive Officer Cash Bonus Plan is hereby incorporated by reference to Exhibit 10.2 of the
                  Registrant's Form 10-Q for the quarter ended April 30, 2001.
10.21*            Stock Redemption Agreement between the Registrant and Robert I. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-K for the fiscal year ended October 31,
                  1995.

EXHIBIT
NUMBER                                                               DESCRIPTION
------                                                               -----------
10.22*            Stock Redemption Agreement between the Registrant and Bruce E. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-K for the fiscal year ended October 31,
                  1995.
10.23*            Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll regarding Mr. Toll's resignation and related matters is hereby incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended April 30, 1998.
10.24*            Consulting and Non-Competition Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll is hereby incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended April 30, 1998.
10.25*            Amendment to the Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll and to the Consulting and
                  Non-Competition Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll is hereby incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended July 31, 2000.
10.26*            Agreement between the Registrant and Joel H. Rassman, dated June 30, 1988, is hereby incorporated by reference to
                  Exhibit 10.8 of Toll Corp.'s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 9, 1988, File No. 33-23162.
10.27*            Toll Bros., Inc. Non-Qualified Deferred Compensation Plan is hereby incorporated by reference to Exhibit of the
                  Registrant's Form 10-K for the fiscal year ended October 31, 2001.
10.28*            Toll Brothers, Inc. Stock Award Deferral Plan is hereby incorporated by reference to Exhibit 10.25 of the
                  Registrant's Form 10-K for the fiscal year ended October 31, 2001.
10.29             Purchase Agreement dated as of November 22, 2002 among Toll Brothers Finance Corp., the Registrant, Salomon Smith
                  Barney Inc., Banc of America Securities LLC and Banc One Capital Markets, Inc. and each of the other initial purchasers named therein is hereby incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended January 31, 2003.
10.30             Purchase Agreement dated as of August 26, 2003 among Toll Brothers Finance Corp., the Registrant and Citigroup
                  Global Markets Inc. is hereby incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 29, 2003.
10.31             Purchase Agreement dated as of March 16, 2004 among Toll Brothers Finance Corp., the Registrant and Citigroup
                  Global Markets Inc. is hereby incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 1, 2004.
10.32*            Toll Brothers, Inc. Supplemental Retirement Plan.
12                Statement re: Computation of Ratios of Earnings to Fixed Charges.
21                Subsidiaries of the Registrant.
23                Consent of Independent Registered Public Accounting Firm.
31.1              Certification of Robert I. Toll pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2              Certification of Joel H. Rassman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1              Certification of Robert I. Toll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2              Certification of Joel H. Rassman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------
* This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Horsham, Commonwealth of Pennsylvania on January 13, 2005.

                                    TOLL BROTHERS, INC.

                                    By: Robert I. Toll
                                    --------------------------
                                    Robert I. Toll
                                    Chairman of the Board and
                                    Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     SIGNATURE                        TITLE                           DATE
     ---------                        -----                           ----
Robert I. Toll       Chairman of the Board                      January 13, 2005
 -----------------   of Directors and Chief Executive
  ROBERT I. TOLL     Officer (Principal Executive Officer)


Bruce E. Toll        Vice Chairman of the Board                 January 13, 2005
------------------   and Director
   BRUCE E. TOLL

Zvi Barzilay         President, Chief Operating                 January 13, 2005
------------------   Officer and Director
   ZVI BARZILAY

Joel H. Rassman      Executive Vice President,                  January 13, 2005
 -----------------   Treasurer, Chief Financial
  JOEL H. RASSMAN    Officer and Director
                     (Principal Financial Officer)


Joseph R. Sicree     Vice President and                         January 13, 2005
 -----------------   Chief Accounting Officer
 JOSEPH R. SICREE    (Principal Accounting Officer)


Robert S. Blank      Director                                   January 13, 2005
 -----------------
  ROBERT S. BLANK

Edward G. Boehne     Director                                   January 13, 2005
------------------
 EDWARD G. BOEHNE

Richard J. Braemer   Director                                   January 13, 2005
------------------
RICHARD J. BRAEMER

 Roger S. Hillas     Director                                   January 13, 2005
------------------
 ROGER S. HILLAS

  Carl B. Marbach    Director                                   January 13, 2005
------------------
 CARL B. MARBACH

Stephen A. Novick    Director                                   January 13, 2005
------------------
 STEPHEN A. NOVICK

  Paul E. Shapiro    Director                                   January 13, 2005
------------------
  PAUL E. SHAPIRO

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Toll Brothers, Inc.

We have audited the accompanying consolidated balance sheets of Toll Brothers, Inc. and subsidiaries as of October 31, 2004 and 2003, and the related consolidated statements of income and cash flows for each of the three years in the period ended October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toll Brothers, Inc. and subsidiaries at October 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2004, in conformity with U.S. generally accepted accounting principles.

                                     Ernst & Young LLP

Philadelphia, Pennsylvania
December 9, 2004

                       CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                                      YEAR ENDED OCTOBER 31,
                                                                                              -------------------------------------
                                                                                                 2004          2003         2002
                                                                                              ----------    ----------   ----------
REVENUES
 Home sales...............................................................................    $3,839,451    $2,731,044   $2,279,261
 Land sales...............................................................................        22,491        27,399       36,183
 Equity earnings in unconsolidated entities...............................................        15,731           981        1,870
 Interest and other.......................................................................        15,420        15,817       11,658
                                                                                              ----------    ----------   ----------
                                                                                               3,893,093     2,775,241    2,328,972
                                                                                              ----------    ----------   ----------
COSTS AND EXPENSES
 Home sales...............................................................................     2,747,274     1,977,439    1,655,331
 Land sales...............................................................................        15,775        17,875       25,671
 Selling, general and administrative......................................................       381,080       288,337      236,123
 Interest.................................................................................        93,303        73,245       64,529
 Expenses related to early retirement of debt.............................................         8,229         7,192
                                                                                              ----------    ----------   ----------
                                                                                               3,245,661     2,364,088    1,981,654
                                                                                              ----------    ----------   ----------
INCOME BEFORE INCOME TAXES................................................................       647,432       411,153      347,318
INCOME TAXES..............................................................................       238,321       151,333      127,431
                                                                                              ----------    ----------   ----------
NET INCOME................................................................................    $  409,111    $  259,820   $  219,887
                                                                                              ==========    ==========   ==========
EARNINGS PER SHARE:
 Basic....................................................................................    $     5.50    $     3.68   $     3.12
                                                                                              ==========    ==========   ==========
 Diluted..................................................................................    $     5.04    $     3.44   $     2.91
                                                                                              ==========    ==========   ==========
WEIGHTED-AVERAGE NUMBER OF SHARES:
 Basic....................................................................................        74,323        70,670       70,472
 Diluted..................................................................................        81,165        75,541       75,480




                            See accompanying notes.

                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)



                                                               OCTOBER 31,
                                                         -----------------------
                                                            2004         2003
                                                         ----------   ----------
                        ASSETS
Cash and cash equivalents ...........................    $  580,863   $  425,251
Inventory ...........................................     3,878,260    3,080,349
Property, construction and office equipment, net ....        52,429       43,711
Receivables, prepaid expenses and other assets ......       146,212      113,633
Mortgage loans receivable ...........................        99,914       57,500
Customer deposits held in escrow ....................        53,929       31,547
Investments in and advances to unconsolidated
   entities..........................................        93,971       35,400
                                                         ----------   ----------
                                                         $4,905,578   $3,787,391
                                                         ==========   ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Loans payable ......................................    $  340,380   $  281,697
 Senior notes .......................................       845,665      546,669
 Senior subordinated notes ..........................       450,000      620,000
 Mortgage company warehouse loan ....................        92,053       49,939
 Customer deposits ..................................       291,424      176,710
 Accounts payable ...................................       181,972      151,730
 Accrued expenses ...................................       574,202      346,944
 Income taxes payable ...............................       209,895      137,074
                                                         ----------   ----------
    Total liabilities ...............................     2,985,591    2,310,763
                                                         ----------   ----------
STOCKHOLDERS' EQUITY
 Preferred stock, none issued
 Common stock, 77,002 shares issued at October 31,
   2004 and 2003.....................................           770          770
 Additional paid-in capital .........................       200,938      190,596
 Retained earnings ..................................     1,770,730    1,361,619
 Treasury stock, at cost -- 2,181 shares and 3,680
   shares at October 31, 2004 and 2003, respectively.       (52,451)     (76,357)
                                                         ----------   ----------
    Total stockholders' equity ......................     1,919,987    1,476,628
                                                         ----------   ----------
                                                         $4,905,578   $3,787,391
                                                         ==========   ==========




                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)



                                                                                                      YEAR ENDED OCTOBER 31,
                                                                                               ------------------------------------
                                                                                                  2004         2003          2002
                                                                                               ---------    -----------   ---------
Cash flow from operating activities:
 Net income................................................................................    $ 409,111    $   259,820   $ 219,887
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation and amortization...........................................................       15,032         12,075      10,495
   Amortization of initial benefit obligation..............................................        6,735
   Equity earnings in unconsolidated entities..............................................      (15,731)          (981)     (1,870)
   Deferred tax provision..................................................................       32,377         17,933       1,831
   Provision for inventory write-offs......................................................        7,452          5,638       6,081
   Write-off of unamortized debt discount and financing costs..............................        1,322          1,692
   Changes in operating assets and liabilities, net of assets and liabilities acquired:
    Increase in inventory..................................................................     (692,400)      (478,478)   (360,409)
    Origination of mortgage loans..........................................................     (744,380)      (714,505)   (412,431)
    Sale of mortgage loans.................................................................      701,967        718,761     376,764
    Increase in receivables, prepaid expenses and other assets.............................      (26,210)       (18,803)    (23,469)
    Increase in customer deposits..........................................................       92,332         33,475      27,213
    Increase in accounts payable and accrued expenses......................................      265,387         94,471      52,761
    Increase in current income taxes payable...............................................       58,618         22,831       9,042
                                                                                               ---------    -----------   ---------
     Net cash provided by (used in) operating activities...................................      111,612        (46,071)    (94,105)
                                                                                               ---------    -----------   ---------
 Cash flow from investing activities:
   Purchase of property and equipment, net.................................................      (20,408)       (15,475)    (14,170)
   Investment in and advances to unconsolidated entities...................................      (84,729)       (15,268)     (9,526)
   Distribution from unconsolidated entities...............................................       34,088          4,550       4,200
                                                                                               ---------    -----------   ---------
     Net cash used in investing activities.................................................      (71,049)       (26,193)    (19,496)
                                                                                               ---------    -----------   ---------
 Cash flow from financing activities:
   Proceeds from loans payable.............................................................      981,621      1,096,897     528,710
   Principal payments of loans payable.....................................................     (988,488)    (1,117,047)   (627,270)
   Net proceeds from issuance of public debt...............................................      297,432        544,174     149,748
   Redemption of senior subordinated notes.................................................     (170,000)      (200,000)
   Net proceeds from issuance of common stock..............................................                      86,241
   Proceeds from stock-based benefit plans.................................................       14,725         10,478      12,997
   Purchase of treasury stock..............................................................      (20,241)       (25,565)    (31,087)
                                                                                               ---------    -----------   ---------
    Net cash provided by financing activities..............................................      115,049        395,178      33,098
                                                                                               ---------    -----------   ---------
Net increase (decrease) in cash and cash equivalents.......................................      155,612        322,914     (80,503)
Cash and cash equivalents, beginning of year...............................................      425,251        102,337     182,840
                                                                                               ---------    -----------   ---------
Cash and cash equivalents, end of year.....................................................    $ 580,863    $   425,251   $ 102,337
                                                                                               =========    ===========   =========




                            See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

   The accompanying consolidated financial statements include the accounts of Toll Brothers, Inc. (the "Company"), a Delaware corporation, and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in 20%- to 50%-owned partnerships and affiliates are accounted for on the equity method. Investments in less than 20%-owned entities are accounted for on the cost method.

Use of Estimates

   The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

   The estimated land, common area development and related costs of master planned communities (including the cost of golf courses, net of their estimated residual value) are allocated to individual communities within a master planned community on a relative sales value basis. Any changes resulting from a change in the estimated number of homes to be constructed or a change in estimated costs are allocated to the remaining home sites in each of the communities of the master planned community.

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

Property, Construction and Office Equipment

   Property, construction and office equipment are recorded at cost and are stated net of accumulated depreciation of $64.4 million and $54.1 million at October 31, 2004 and 2003, respectively. Depreciation is recorded by using the straight-line method over the estimated useful lives of the assets.

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

   It takes approximately four to five years to fully develop, sell and deliver all the homes in one of the Company's typical communities. Longer or shorter time periods are possible depending on the number of home sites in a community. The Company's master planned communities, consisting of several smaller communities, may take up to 10 years or more to complete. Because the Company's inventory is considered a long-lived asset under U.S. generally accepted accounting principles, the Company is required to review the carrying value of each of its communities and write down the value of those communities for which it believes the values are not recoverable. When the profitability of a current community deteriorates or the sales pace declines significantly or some other factor indicates a possible impairment in the recoverability of the asset, the Company evaluates the property in accordance with the guidelines of SFAS No. 144. If this evaluation indicates an impairment loss should be recognized, the Company charges cost of sales for the estimated impairment loss in the period determined.

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

Investments in and Earnings From Unconsolidated Entities

   The Company is a party to several joint ventures with independent third parties to develop and sell land that was owned or is currently owned by its joint venture partners. The Company recognizes its proportionate share of the earnings from the sale of home sites to other builders. The Company does not recognize earnings from the home sites it purchases from these ventures, but reduces its cost basis in the home sites by its share of the earnings from those home sites.

   The Company is also a party to several other joint ventures and effectively owns one-third of the Toll Brothers Realty Trust Group (the "Trust"). The Company recognizes its proportionate share of the earnings of these entities. (See Note 12, "Related Party Transactions," for a description of the accounting for sales of land to the Trust.)

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

Goodwill and Other Intangible Assets

   Intangible assets, including goodwill, that are not subject to amortization are tested for impairment and possible write down on an annual basis. At October 31, 2004, the Company had $12.2 million of unamortized goodwill.

Acquisitions

   In September 2003, the Company acquired substantially all of the assets of Richard R. Dostie, Inc. ("Dostie"), a privately owned home builder in the Jacksonville, Florida area.

   In October 2003, the Company acquired substantially all of the assets of The Manhattan Building Company ("MBC"), a privately owned developer of urban in-fill locations in northern New Jersey. MBC, which is now operating under the name City Living by Toll Brothers, has developed and is currently marketing for a joint venture in which it has a minority interest: The Sky Club, a 326-unit, 17-story, two-tower structure under construction in Hoboken, New Jersey.

   The acquisition agreements provide for contingent payments to the respective sellers if post-closing operations exceed specified levels of cash flow as provided in the agreements. The acquisition prices paid at closing, together with any contingent payments we are obligated to make for both acquisitions, were not material to the financial position of the Company.

New Accounting Pronouncements

   SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based compensation. It also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not elected to change to the fair-value based method of accounting for stock-based employee compensation. The financial disclosures required by SFAS No. 148 have been provided in the notes to the financial statements. On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") , effective for periods beginning after June 15, 2005. SFAS 123R requires that all stock-based compensation be treated as a cost that is reflected in the financial statements. The Company is required to adopt the new standard for its fiscal period beginning August 1, 2005. The Company is currently reviewing the effect of this statement on the Company's financial statements.

   In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as revised, A Variable Interest Entity ("VIE") is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE must consolidate the VIE. The full adoption of FIN 46 in fiscal 2004 did not have a material effect on our financial position and results of operations.

   In March 2004, the SEC released Staff Accounting Bulletin ("SAB") No. 105, "Application of Accounting Principles to Loan Commitments." SAB No. 105 provides the SEC staff's position regarding the application of U.S. generally accepted accounting principles to loan commitments that relate to the origination of mortgage loans that will be held for resale. SAB No. 105 contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value. Current accounting guidance requires the commitment to be recognized on the balance sheet at fair value from its inception through its expiration or funding. SAB No. 105 requires that fair-value measurement include only the differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB No. 105 requires the disclosure of loan commitments and any associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives and entered into after March 31, 2004. The adoption of SAB No. 105 did not have a material effect on our results of operations, financial condition, or cash flows.

Reclassification

   Certain prior year amounts have been reclassified to conform with the fiscal 2004 presentation.

2. INVENTORY

   Inventory at October 31, 2004 and 2003 consisted of the following (amounts in thousands):

                                                                2004         2003
                                                             ----------   ----------
    Land and land development costs .....................    $1,242,417   $1,115,805
    Construction in progress ............................     2,178,112    1,609,314
    Sample homes and sales offices ......................       208,416      188,592
    Land deposits and costs of future development .......       237,353      155,649
    Other ...............................................        11,962       10,989
                                                             ----------   ----------
                                                             $3,878,260   $3,080,349
                                                             ==========   ==========


   Construction in progress includes the cost of homes under construction, land and land development costs and the carrying cost of home sites that have been substantially improved.

   The Company provided for inventory write-downs and the expensing of costs that it believed not to be recoverable of $7.5 million in fiscal 2004, $5.6 million in fiscal 2003 and $6.1 million in fiscal 2002. Of these amounts, $5.2 million, $2.0 million and $2.5 million were applicable to future communities in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

   Interest capitalized in inventories is charged to interest expense when the related inventory is delivered. Changes in capitalized interest for each of the three years ended October 31, 2004, 2003 and 2002, were as follows (amounts in thousands):

                                                                                                  2004       2003        2002
                                                                                                --------   --------    --------
    Interest capitalized, beginning of year.................................................    $154,314   $123,637    $ 98,650
    Interest incurred.......................................................................     113,448    104,754      90,313
    Interest expensed.......................................................................     (93,303)   (73,245)    (64,529)
    Write-off to cost and expenses..........................................................      (1,017)      (832)       (797)
                                                                                                --------   --------    --------
    Interest capitalized, end of year.......................................................    $173,442   $154,314    $123,637
                                                                                                ========   ========    ========


3. LOANS PAYABLE, SENIOR NOTES, SENIOR SUBORDINATED NOTES AND MORTGAGE COMPANY WAREHOUSE LOAN

   Loans payable at October 31, 2004 and 2003 consisted of the following (amounts in thousands):

                                                                   2004       2003
                                                                 --------   --------
    Term loan due July 2005 .................................    $222,500   $222,500
    Other ...................................................     117,880     59,197
                                                                 --------   --------
                                                                 $340,380   $281,697
                                                                 ========   ========


   The Company has a $1.14 billion unsecured revolving credit facility with 27 banks, which extends to July 15, 2009. At October 31, 2004, interest was payable on borrowings under the facility at 0.70% (subject to adjustment based upon the Company's debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. At October 31, 2004, the Company had no outstanding borrowings against the facility; and letters of credit of approximately $150.7 million were outstanding under the facility. Under the terms of the revolving credit agreement, the Company is not permitted to allow its maximum leverage ratio (as defined in the agreement) to exceed 2.00 : 1.00 and is required to maintain a minimum tangible net worth (as defined in the agreement) of approximately $1.26 billion at October 31, 2004. At October 31, 2004, the Company's leverage ratio was approximately .56 : 1.00 and its tangible net worth was approximately $2.06 billion. Based upon the minimum tangible net worth requirement, the Company's ability to pay dividends and repurchase its common stock was limited to an aggregate amount of approximately $842 million at October 31, 2004.

   The Company has an unsecured term loan of $222.5 million from nine banks at a weighted-average interest rate of 7.43%, repayable in July 2005. Under the terms of the term loan agreement, the Company is not permitted to allow its maximum leverage ratio (as defined in the agreement) to exceed 2.25 : 1.00, and is required to maintain a minimum tangible net worth (as defined in the agreement) of approximately $946 million at October 31, 2004. At October 31, 2004, the Company's leverage ratio was approximately .54 : 1.00 and its tangible net worth was approximately $2.12 billion.

   At October 31, 2004, the aggregate estimated fair value of the Company's loans payable was approximately $350.2 million. The fair value of loans was estimated based upon the interest rates at October 31, 2004 that the Company believed were available to it for loans with similar terms and remaining maturities.

   During fiscal 2004, the Company issued $300 million of 4.95% Senior Notes due 2014 and used a portion of the proceeds from the transaction to redeem its $170 million outstanding of 8 1/8% Senior Subordinated Notes due 2009.

   During fiscal 2003, the Company issued $300 million of 6.875% Senior Notes due 2012 and $250 million of 5.95% Senior Notes due 2013. The Company used a portion of the proceeds from these transactions to redeem its $100 million outstanding of 8 3/4% Senior Subordinated Notes due 2006, and its $100 million outstanding of 7 3/4% Senior Subordinated Notes due 2007.

   At October 31, 2004 and 2003, the Company's senior notes and senior subordinated notes consisted of the following (amounts in thousands):


                                                               OCTOBER 31
                                                         -----------------------
                                                            2004         2003
                                                         ----------   ----------
Senior notes:
 6.875% Senior Notes due November 15, 2012 ..........    $  300,000   $  300,000
 5.95% Senior Notes due September 15, 2013 ..........       250,000      250,000
 4.95% Senior Notes due March 15, 2014 ..............       300,000
 Bond discount ......................................        (4,335)      (3,331)
                                                         ----------   ----------
                                                            845,665      546,669
                                                         ----------   ----------
Senior subordinated notes:
 8 1/8% Senior Subordinated Notes due February 1,
  2009...............................................                    170,000
 8% Senior Subordinated Notes due May 1, 2009 .......       100,000      100,000
 8 1/4% Senior Subordinated Notes due February 1,
  2011...............................................       200,000      200,000
 8.25% Senior Subordinated Notes due December 1,
  2011...............................................       150,000      150,000
                                                         ----------   ----------
                                                            450,000      620,000
                                                         ----------   ----------
     Total ..........................................    $1,295,665   $1,166,669
                                                         ==========   ==========


   The senior notes are the unsecured obligations of the Company and substantially all of its home building subsidiaries ("Loan Parties") and the payment of principal and interest are fully and unconditionally guaranteed, jointly and severally by them. The senior notes rank equally in right of payment with all the Loan Parties' existing and future unsecured senior indebtedness, including the bank revolving credit facility and the bank term loan. The senior notes are structurally subordinated to the prior claims of creditors, including trade creditors, of the subsidiaries of Toll Brothers, Inc. that are not guarantors of the senior notes.

The senior notes are redeemable in whole or in part at any time at the option of the Company, at prices that vary based upon the then-current rates of interest and the remaining original term of the notes.

   All issues of senior subordinated notes are subordinated to all senior indebtedness of the Company. The indentures governing these notes restrict certain payments by the Company, including cash dividends and repurchases of Company stock. The senior subordinated notes are redeemable in whole or in part at the option of the Company at various prices, on or after the fifth anniversary of each issue's date of issuance.

   At October 31, 2004, the aggregate fair value of all the outstanding senior notes and senior subordinated notes, based upon their indicated market prices, was approximately $893.0 million and $489.1 million, respectively.

   A subsidiary of the Company has a $125 million bank line of credit with three banks to fund mortgage originations. The line of credit is due within 90 days of demand by the banks and bears interest at the bank's overnight rate plus an agreed-upon margin. At October 31, 2004, the subsidiary had borrowed $92.1 million under the line of credit at an average interest rate of 3.02%. The line of credit is collateralized by all the assets of the subsidiary, which amounted to approximately $105.4 million at October 31, 2004.

   The annual aggregate maturities of the Company's loans and notes during each of the next five fiscal years are: 2005- $373.4 million; 2006 -- $19.9 million; 2007 -- $30.3 million; 2008 -- $3.1 million; 2009 -- $101.3 million.

4. ACCRUED EXPENSES

   Accrued expenses at October 31, 2004 and 2003 consisted of the following (amounts in thousands):

                                                                   2004       2003
                                                                 --------   --------
    Land, land development and construction costs ...........    $229,045   $115,062
    Compensation and employee benefit costs .................      89,865     48,914
    Warranty costs ..........................................      42,133     33,752
    Other ...................................................     213,159    149,216
                                                                 --------   --------
                                                                 $574,202   $346,944
                                                                 ========   ========


5. INCOME TAXES

   The Company's estimated combined federal and state tax rate before providing for the effect of permanent book-tax differences ("Base Rate") was 37% in 2004, 2003 and 2002. The effective tax rates in 2004, 2003 and 2002 were 36.8%, 36.8% and 36.7%, respectively. The primary difference between the Company's Base Rate and effective tax rate was tax-free income in each of the years.

   The provision for income taxes for each of the three years ended October 31, 2004, 2003 and 2002 was as follows (amounts in thousands):

                                                                                                  2004       2003        2002
                                                                                                --------   --------    --------
    Federal.................................................................................    $223,076   $139,046    $117,233
    State...................................................................................      15,245     12,287      10,198
                                                                                                --------   --------    --------
                                                                                                $238,321   $151,333    $127,431
                                                                                                ========   ========    ========

    Current.................................................................................    $205,944   $133,400    $125,600
    Deferred................................................................................      32,377     17,933       1,831
                                                                                                --------   --------    --------
                                                                                                $238,321   $151,333    $127,431
                                                                                                ========   ========    ========

   The components of income taxes payable at October 31, 2004 and 2003 consisted of the following (amounts in thousands):

                                                                   2004       2003
                                                                 --------   --------
    Current .................................................    $126,125   $ 85,681
    Deferred ................................................      83,770     51,393
                                                                 --------   --------
                                                                 $209,895   $137,074
                                                                 ========   ========


   The components of net deferred taxes payable at October 31, 2004 and 2003 consisted of the following (amounts in thousands):

                                                                    2004       2003
                                                                  --------   -------
    Deferred tax liabilities:
      Capitalized interest....................................    $ 60,906   $48,679
      Deferred expense........................................      58,362    43,166
                                                                  --------   -------
          Total...............................................     119,268    91,845
                                                                  --------   -------
    Deferred tax assets:
      Inventory valuation reserves............................      15,412    18,014
      Inventory valuation differences.........................       2,784     2,684
      Deferred income.........................................      (1,013)    2,960
      Accrued expenses deductible when paid...................       2,376     2,401
      Other...................................................      15,939    14,393
                                                                  --------   -------
          Total...............................................      35,498    40,452
                                                                  --------   -------
      Net deferred tax liability                                  $ 83,770   $51,393
                                                                  ========   =======


6. STOCKHOLDERS' EQUITY

   The Company's authorized capital stock consists of 100 million shares of Common Stock, $.01 par value per share, and 1 million shares of Preferred Stock, $.01 par value per share. The Board of Directors is authorized to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock to 200 million shares and the number of shares of authorized Preferred Stock to 15 million shares. At October 31, 2004, the Company had approximately 74.8 million shares of common stock issued and outstanding (net of approximately 2.2 million shares of common stock held in Treasury), approximately 15.2 million shares of common stock reserved for outstanding options, approximately 3.2 million shares of common stock reserved for future option and award issuances and approximately 0.4 million shares of common stock reserved for issuance under the Company's employee stock purchase plan. As of October 31, 2004, the Company had not issued any shares of preferred stock.

Issuance of Common Stock

   In August 2003, the Company issued 3.0 million shares of its common stock at a price of $28.80, realizing net proceeds of $86.2 million.

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

Stock Repurchase Program

   In March 2003, the Company's Board of Directors authorized the repurchase of up to 10 million shares of its Common Stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. At October 31, 2004, the Company had approximately 9.3 million shares remaining under the repurchase authorization.

Stockholder Rights Plan

   Shares of the Company's Common Stock outstanding are subject to stock purchase rights. The rights, which are exercisable only under certain conditions, entitle the holder, other than an acquiring person (and certain related parties of an acquiring person), as defined in the plan, to purchase common shares at prices specified in the rights agreement. Unless earlier redeemed, the rights will expire on July 11, 2007. The rights were not exercisable at October 31, 2004.

Changes in Stockholders' equity

   Changes in stockholders' equity for each of the three years ended October 31, 2004, 2003 and 2002 were as follows (amounts in thousands):


                                                                COMMON STOCK     ADDITIONAL
                                                               ---------------     PAID-IN      RETAINED     TREASURY
                                                              SHARES    AMOUNT     CAPITAL      EARNINGS       STOCK        TOTAL
                                                              ------    ------   ----------    ----------    ---------   ----------
Balance, November 1, 2001 .................................   69,554     $369     $ 107,014    $  882,281    $ (77,081)  $  912,583
Net income ................................................                                       219,887                   219,887
Purchase of treasury stock ................................   (1,238)                                          (31,087)     (31,087)
Exercise of stock options .................................    1,411                 (4,137)                    24,192       20,055
Executive bonus award .....................................      440                   (647)                     7,502        6,855
Two-for-one stock split ...................................               371            (2)         (369)                       --
Employee benefit plan issuances ...........................       50                    372                        844        1,216
                                                              ------     ----     ---------    ----------    ---------   ----------
Balance, October 31, 2002 .................................   70,217      740       102,600     1,101,799      (75,630)   1,129,509
Net income ................................................                                       259,820                   259,820
Issuance of shares ........................................    3,000       30        86,241                                  86,271
Purchase of treasury stock ................................   (1,340)                   160                    (25,725)     (25,565)
Exercise of stock options .................................      897                   (240)                    15,690       15,450
Executive bonus award .....................................      471                  1,685                      7,959        9,644
Employee benefit plan issuances ...........................       77                    150                      1,349        1,499
                                                              ------     ----     ---------    ----------    ---------   ----------
Balance, October 31, 2003 .................................   73,322      770       190,596     1,361,619      (76,357)   1,476,628
Net income ................................................                                       409,111                   409,111
Purchase of treasury stock ................................     (544)                     5                    (20,241)     (20,236)
Exercise of stock options .................................    1,448                   (883)                    33,180       32,297
Executive bonus award .....................................      551                 10,520                      9,768       20,288
Employee benefit plan issuances ...........................       44                    700                      1,199        1,899
                                                              ------     ----     ---------    ----------    ---------   ----------
Balance, October 31, 2004 .................................   74,821     $770     $ 200,938    $1,770,730    $ (52,451)  $1,919,987
                                                              ======     ====     =========    ==========    =========   ==========

7. STOCK-BASED BENEFIT PLANS

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

   For the purposes of providing the pro forma disclosures, the fair value of options granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in each of the three fiscal years ended October 31, 2004, 2003 and 2002:


                                                                                                              2004    2003     2002
                                                                                                             -----    -----   -----
Risk-free interest rate..................................................................................     3.73%    3.53%   5.02%
Expected life (years)                                                                                         6.99     7.07    7.50
Volatility...............................................................................................    42.97%   43.37%  41.30%
Dividends                                                                                                     none     none    none


   At October 31, 2004, the Company's stock-based compensation plans consisted of its four stock option plans. Net income and net income per share as reported in these consolidated financial statements and on a pro forma basis, as if the fair value-based method described in SFAS No. 123 had been adopted, were as follows (in thousands, except per share amounts):


                                                                                                      2004        2003       2002
                                                                                                    --------    --------   --------
Net income .......................................................................   As reported    $409,111    $259,820   $219,887
                                                                                     Pro forma      $391,898    $245,158   $205,314
Basic net income per share .......................................................   As reported    $   5.50    $   3.68   $   3.12
                                                                                     Pro forma      $   5.27    $   3.47   $   2.91
Diluted net income per share .....................................................   As reported    $   5.04    $   3.44   $   2.91
                                                                                     Pro forma      $   4.83    $   3.25   $   2.72
Weighted-average grant date fair value
 per share of options granted ....................................................                  $  19.47    $  10.24   $  11.17


Stock Option Plans

   The Company's four stock option plans for employees, officers and directors provide for the granting of incentive stock options and non-statutory options with a term of up to ten years at a price not less than the market price of the stock at the date of grant.

   No additional options may be granted under the Company's Stock Option Plan
(1986), the Executives and Non-Employee Directors Stock Option Plan (1993) and the Company's Stock Option and Incentive Stock Plan (1995).

   The Company's Stock Incentive Plan (1998) provides for automatic increases each November 1 in the number of shares available for grant by 2.5% of the number of shares issued (including treasury shares). The 1998 Plan restricts the number of shares available for grant in a year to a maximum of five million shares.

   The following table summarizes stock option activity for the four plans during each of the three years ended October 31, 2004, 2003 and 2002:


                                                        2004                          2003                          2002
                                             --------------------------    --------------------------    --------------------------
                                                NUMBER        WEIGHTED-       NUMBER        WEIGHTED-        NUMBER       WEIGHTED-
                                                  OF           AVERAGE          OF           AVERAGE           OF          AVERAGE
                                                OPTIONS       EXERCISE        OPTIONS        EXERCISE       OPTIONS        EXERCISE
                                            (IN THOUSANDS)      PRICE     (IN THOUSANDS)      PRICE      (IN THOUSANDS)     PRICE
                                             --------------------------    --------------------------    --------------------------
Outstanding, November 1, ................       15,533         $13.91         15,321          $13.24         14,486         $11.44
Granted .................................        1,352          40.27          1,280           21.05          2,586          21.76
Exercised ...............................       (1,509)         11.09           (926)          11.86         (1,530)          9.98
Cancelled ...............................         (131)         26.78           (142)          19.39           (221)         17.68
                                                ------                        ------                         ------
Outstanding, October 31 .................       15,245         $16.41         15,533          $13.91         15,321         $13.24
                                                ======                        ======                         ======
Options exercisable, October 31, ........       11,535         $12.74         11,083          $11.62          9,781         $10.64
Options available for grant October 31, .        3,168                         3,275                          3,498


   The following table summarizes information about stock options outstanding and exercisable at October 31, 2004:


                                                                       OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                                            -----------------------------------------    --------------------------
                                                                              WEIGHTED-
                                                                               AVERAGE
                                                                              REMAINING     WEIGHTED-                     WEIGHTED-
                                                                NUMBER       CONTRACTUAL     AVERAGE         NUMBER        AVERAGE
                                                             OUTSTANDING         LIFE        EXERCISE     EXERCISABLE      EXERCISE
RANGE OF EXERCISE PRICES                                    (IN THOUSANDS)    (IN YEARS)      PRICE      (IN THOUSANDS)     PRICE
------------------------                                     --------------   -----------    ---------    --------------   ---------
$ 4.35 -- $8.70.........................................           811           0.9          $ 6.82            811         $ 6.82
  8.71 --  10.88........................................         4,280           3.9            9.14          4,280           9.14
 10.89 --  13.06........................................         2,417           3.8           11.85          2,417          11.85
 13.07 --  15.23........................................         1,395           3.2           14.01          1,395          14.01
 17.41 --  21.76........................................         5,031           7.0           20.78          2,632          20.55
 21.77 --  40.27........................................         1,311           9.1           40.27             --             --
                                                                ------                                       ------
$ 4.35 -- $40.27........................................        15,245           5.1          $16.41         11,535         $12.74
                                                                ------                                       ------


BONUS AWARD SHARES

   Under the terms of the Company's Cash Bonus Plan covering Robert I. Toll, Mr. Toll is entitled to receive cash bonus awards based upon the pre-tax earnings and stockholders' equity of the Company as defined by the plan.

   In December 2000, Mr. Toll and the Board of Directors agreed that any bonus payable for each of the three fiscal years ended October 31, 2002, 2003 and 2004 would be made (except for specific conditions) in shares of the Company's Common Stock using the value of the stock as of the date of the agreement ($19.3125 per share). The stockholders approved the plan at the Company's 2001 Annual Meeting. In October 2004, Mr. Toll and the Board of Directors amended the plan for fiscal 2004, reducing the formula for the calculation of the cash bonus and limiting the value of the shares that may be issued under the award. The Company recognized compensation expense in 2004, 2003 and 2002 of $30.4 million, $20.3 million and $9.6 million, respectively, which represented the fair market value of shares that will be issued or have been issued to Mr. Toll (655,932 shares for 2004, 550,857 shares for 2003 and 471,099 shares for 2002). Had Mr. Toll and the Board of Directors not amended Mr. Toll's bonus program for fiscal 2004, Mr. Toll would have received 1,073,937 shares with a fair market value of $49.8 million.

   On October 31, 2004, 2003 and 2002, the closing price of the Company's Common Stock on the New York Stock Exchange was $46.35, $36.84 and $20.48, respectively.

   Under the Company's deferred compensation plan, Mr. Toll can elect to defer receipt of his bonus until a future date. Mr. Toll elected to defer receipt of his bonus award shares for fiscal 2002. In December 2004, Mr. Toll will receive 235,550 shares of his 2002 bonus.

Employee Stock Purchase Plan

   The Company's employee stock purchase plan enables substantially all employees to purchase the Company's Common Stock at 95% of the market price of the stock on specified offering dates without restriction or at 85% of the market price of the stock on specified offering dates subject to restrictions. The plan, which terminates in December 2007, provides that 600,000 shares be reserved for purchase. At October 31, 2004, 417,567 shares were available for issuance.

   The number of shares and the average price per share issued under this plan during each of the three fiscal years ended October 31, 2004, 2003 and 2002 were 15,624 shares and $38.24, 15,085 shares and $21.12 and 15,672 shares and $21.24, respectively. No compensation expense was recognized by the Company under this plan.

8. EARNINGS PER SHARE INFORMATION

   Information pertaining to the calculation of earnings per share for each of the three years ended October 31, 2004, 2003 and 2002 is as follows (amounts in thousands):


                                                                                                           2004      2003     2002
                                                                                                          ------    ------   ------
Basic weighted-average shares.........................................................................    74,323    70,670   70,472
Assumed conversion of dilutive stock options..........................................................     6,842     4,871    5,008
                                                                                                          ------    ------   ------
Diluted weighted-average shares.......................................................................    81,165    75,541   75,480
                                                                                                          ======    ======   ======


9. EMPLOYEE RETIREMENT AND DEFERRED COMPENSATION PLANS

   The Company maintains a salary deferral savings plan covering substantially all employees. The plan provides for Company contributions of up to 2% of all eligible compensation, plus 2% of eligible compensation above the social security wage base, plus matching contributions of up to 2% of eligible compensation of employees electing to contribute via salary deferrals. Company contributions with respect to the plan totaled $5.4 million, $5.3 million and $3.5 million for the years ended October 31, 2004, 2003 and 2002, respectively.

   The Company has an unfunded, non-qualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation, together with certain Company contributions, earns various rates of return depending upon when the compensation was deferred and the length of time that it was deferred. A portion of the deferred compensation and interest earned may be forfeited by a participant if he or she elects to withdraw the compensation prior to the end of the deferral period. At October 31, 2004 and 2003, the Company had accrued $4.0 million and $2.3 million, respectively, for its obligations under the plan.

   In October 2004, the Company established a defined benefit retirement plan (the "Retirement Plan") effective as of September 1, 2004, which covers a number of senior executives and a director of the Company. The Retirement Plan is unfunded and vests when the participant has completed 20 years of service with the Company and reaches normal retirement age (age 62). An unrecognized prior service cost of $13.7 million is being amortized over the period from the effective date of the plan until the participants are fully vested. At October 31, 2004, the balance sheet includes a $7.0 million intangible asset related to unamortized prior service cost and an accrued pension liability of $13.9 million. In fiscal 2004, the Company recognized $6.9 million of pension expense under the Retirement Plan, which represented amortization of prior service obligations of $6.7 million and current service expense and interest of $.2 million. The Company used a 5.69% discount rate in its calculation of the present value of its projected benefit obligation. At October 31, 2004, the present value of the Company's projected benefit obligation was $13.9 million.

10.   INVESTMENTS IN UNCONSOLIDATED ENTITIES

   The Company has investments in and advances to several joint ventures with unrelated parties to develop land. Some of these joint ventures develop land for the sole use of the venture partners, including the Company, and others develop land for sale to the venture partners and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites to other builders. The Company does not recognize earnings from home sites it purchases from the joint ventures, but instead reduces its cost basis in these home sites by its share of the earnings on the home sites. At October 31, 2004, the Company had approximately $42.8 million invested in or advanced to these joint ventures and was committed to contributing additional capital in an aggregate amount of approximately $90.2 million if the joint ventures require it. In November 2004, one of the joint ventures obtained third-party financing of $535 million, of which each of the joint venture partners guaranteed their pro-rata share. The Company's share of the loan guarantee was $53.6 million, which has reduced the amount committed to the funding of the joint venture.

   In January 2004, the Company entered into a joint venture in which it has a 50% interest with an unrelated party to develop Maxwell Place, an 832-home luxury condominium community on the Hoboken, New Jersey waterfront. At
October 31, 2004, the Company had investments in and advances to the joint venture of $29.5 million and was committed to making up to $1.0 million of additional investments in and advances to it. The Company and its joint venture partner each have guaranteed $7.5 million of principal amount of one of the loans obtained by this joint venture.

   In October 2004, the Company entered into a joint venture in which it has a 50% interest with an unrelated party to convert a 525-unit apartment complex, The Hudson Tea Buildings, located in Hoboken, New Jersey, into luxury condominium units. At October 31, 2004, the Company had investments in and advances to the joint venture of $7.5 million, and was committed to making up to $1.5 million of additional investments in and advances to it.

   The Company has a minority interest in a joint venture with unrelated parties that has developed and is currently marketing The Sky Club, a 326-unit, 17-story, two-tower structure, located in Hoboken, New Jersey. At October 31, 2004, the Company's investment in this joint venture was $6.9 million. The Company does not have any commitment to contribute additional capital to this joint venture.

   The Company also owns 50% of a joint venture with an unrelated party that is currently building and selling an active-adult, age-qualified community in Michigan. At October 31, 2004, the Company's investment in this joint venture was $1.4 million. The Company does not have any commitment to contribute additional capital to this joint venture.

   See Note 12, "Related Party Transactions," for a description of the Company's investment in Toll Brothers Realty Trust Group.

11.   COMMITMENTS AND CONTINGENCIES

   The Company accrues expected warranty costs at the time each home is closed and title and possession have been transferred to the home buyer. Changes in the warranty accrual during fiscal 2004 and 2003 were as follows (amounts in thousands):

                                                                       2004       2003
                                                                     --------   --------
        Balance, beginning of year ..............................    $ 33,752   $ 29,197
        Additions ...............................................      27,674     19,732
        Charges incurred ........................................     (19,293)   (15,177)
                                                                     --------   --------
        Balance, end of year ....................................    $ 42,133   $ 33,752
                                                                     ========   ========


   At October 31, 2004, the Company had agreements to purchase land for future development with an aggregate purchase price of approximately $2.0 billion, of which $137.4 million had been paid or deposited. Purchase of the properties is generally contingent upon satisfaction of certain requirements by the Company and the sellers.

   At October 31, 2004, the Company had outstanding surety bonds amounting to approximately $611.0 million related primarily to its obligations to various governmental entities to construct improvements in the Company's various communities. The Company estimates that approximately $205.7 million of work remains on these improvements. The Company has an additional $74.5 million of surety bonds outstanding that guarantee other obligations of the Company. The Company does not believe that any outstanding bonds will likely be drawn upon.

   At October 31, 2004, the Company had agreements of sale outstanding to deliver 6,709 homes with an aggregate sales value of approximately $4.43 billion.

   At October 31, 2004, the Company was committed to providing approximately $524.1 million of mortgage loans to its home buyers and to others. All loans with committed interest rates are covered by take-out commitments from third-party lenders, which minimizes the Company's interest rate risk. The Company also arranges a variety of mortgage programs that are offered to its home buyers through outside mortgage lenders.

   The Company leases certain facilities and equipment under non-cancellable operating leases. Rental expense incurred by the Company amounted to $4.4 million for 2004, $3.4 million for 2003 and $2.8 million for 2002. At October 31, 2004, future minimum rent payments under these operating leases were $10.8 million for 2005, $8.1 million for 2006, $6.8 million for 2007, $5.1 million for 2008, and $4.1 million for 2009.

   The Company is involved in various claims and litigation arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material effect on the business or on the financial condition of the Company.

12.   RELATED PARTY TRANSACTIONS

   To take advantage of commercial real estate opportunities, the Company formed Toll Brothers Realty Trust Group (the "Trust") in 1998. The Trust is effectively owned one-third by the Company, one-third by Robert I. Toll, Bruce
E. Toll (and members of his family), Zvi Barzilay (and members of his family), Joel H. Rassman and other members of the Company's senior management, and one-third by the Pennsylvania State Employees Retirement System (collectively, the "Shareholders").

   The Shareholders entered into subscription agreements whereby each group has agreed to invest additional capital in an amount not to exceed $9.3 million if required by the Trust. The subscription agreements expire in August 2005. At October 31, 2004, the Company had an investment of $5.9 million in the Trust. This investment is accounted for on the equity method.

   In December 2002, the Company's Board of Directors, upon the recommendation of its Real Estate Utilization Committee (the "Committee"), which is comprised of members of the Board of Directors who do not have a financial interest in the Trust, approved the sale to the Trust of a 62.2-acre parcel of land, which is a portion of the Company's multi-product community known as The Estates at Princeton Junction in New Jersey, which is being developed as multi-family rental apartment buildings (the "Property"). The Committee's recommendation that the Company sell the Property to the Trust rather than to an outside third party was based upon the following advantages to the Company: (a) the Company's ability to influence the design and construction quality so as to enhance the overall community; (b) synergies of development and marketing costs were expected to be a benefit to the Company; (c) the Trust's maintenance of a high quality of operations, ensuring that the existence of the apartments in the community would not negatively affect the image of the community as a whole; and (d) as was the Company's experience with another Trust property, apartment tenants being potential customers for the purchase of the Company's townhomes and single-family homes. Moreover, the sale has allowed the Company to recover cash, remove the Property from the Company's balance sheet and free the Company from the need to provide capital from its credit facility to build the apartment units. The $9.8 million sales price was approved by the Committee after reviewing an offer from an independent third party and after reviewing an independent professional appraisal. The sale was completed in May 2003. Because the Company owns one-third of the Trust, it recognized only two-thirds of the revenue, cost and profit on the sale. The remaining one-third of the profit on the sale reduced the Company's investment in the Trust.

   The Company provides development, finance and management services to the Trust and received fees under the terms of various agreements in the amounts of $1.7 million, $1.0 million and $1.2 million in fiscal 2004, 2003 and 2002, respectively. The Company believes that the transactions, including the sale of the Property, between itself and the Trust were on terms no less favorable than it would have agreed to with unrelated parties.

13.   SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

   The following are supplemental disclosures to the statements of cash flows for each of the three years ended October 31, 2004, 2003 and 2002 (amounts in thousands):


                                                                                                      2004        2003       2002
                                                                                                    --------    --------   --------
Cash flow information:
 Interest paid, net of amount capitalized.......................................................    $ 50,157    $ 39,154   $ 29,867
 Income taxes paid..............................................................................    $147,326    $109,018   $116,558
Non-cash activity:
 Cost of inventory acquired through seller financing............................................    $107,664    $ 56,956   $ 13,284
 Income tax benefit related to exercise of employee stock options...............................    $ 18,175    $  5,320   $  7,394
 Stock bonus awards.............................................................................    $ 20,288    $  9,643   $  6,855
 Contributions to employee retirement plan......................................................    $  1,301    $  1,180   $    883
 Adoption of supplemental executive retirement plan
   - projected initial benefit obligation.......................................................    $ 13,702


14.   SUPPLEMENTAL GUARANTOR INFORMATION

   A wholly owned subsidiary of the Company, Toll Brothers Finance Corp. (the "Subsidiary Issuer"), issued $300 million of 6.875% Senior Notes due 2012 on November 22, 2002; $250 million of 5.95% Senior Notes due 2013 on September 3, 2003; and $300 million of 4.95% Senior Notes due 2014 on March 16, 2004. The obligations of the Subsidiary Issuer to pay principal, premiums if any, and interest was guaranteed jointly and severally on a senior basis by the Company and substantially all of the Company's wholly owned home building subsidiaries (the "Guarantor Subsidiaries"). The guarantees are full and unconditional. The Company's non-home building subsidiaries (the "Non-Guarantor Subsidiaries") did not guarantee the debt. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such disclosures would not be material to investors. Prior to the senior debt issuance, the Subsidiary Issuer did not have any operations.

   Supplemental consolidating financial information of Toll Brothers, Inc., the Subsidiary Issuer, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at Toll Brothers, Inc. on a consolidated basis is presented below (amounts in thousands $).

CONSOLIDATING BALANCE SHEET AT OCTOBER 31, 2004


                                                 TOLL                                       NON-
                                              BROTHERS,    SUBSIDIARY     GUARANTOR       GUARANTOR
                                                 INC.        ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              ---------    ----------   ------------    ------------    ------------   ------------
                  ASSETS
Cash & cash equivalents ...................                                 566,865         13,998                         580,863
Inventory .................................                               3,877,900            360                       3,878,260
Property, construction & office equipment
  -- net...................................                                  42,431          9,998                          52,429
Receivables, prepaid expenses and other
  assets...................................                   4,929          94,052         63,740          (16,509)       146,212
Mortgage loans receivable .................                                                 99,914                          99,914
Customer deposits held in escrow ..........                                  53,929                                         53,929
Investments in & advances to
 unconsolidated entities ..................                                  93,971                                         93,971
Investments in & advances to
 consolidated entities ....................   2,131,882     854,888      (1,098,623)        (3,403)      (1,884,744)            --
                                              ---------     -------      ----------        -------       ----------      ---------
                                              2,131,882     859,817       3,630,525        184,607       (1,901,253)     4,905,578
                                              =========     =======      ==========        =======       ==========      =========
        LIABILITIES & STOCKHOLDERS'
                   EQUITY
LIABILITIES:
 Loans payable ............................                                 335,920          4,460                         340,380
 Senior notes .............................                 845,665                                                        845,665
 Senior subordinated notes ................                                 450,000                                        450,000
 Mortgage company
   warehouse loan..........................                                                 92,053                          92,053
 Customer deposits ........................                                 291,424                                        291,424
 Accounts payable .........................                                 181,964              8                         181,972
 Accrued expenses .........................                  14,152         510,437         66,194          (16,581)       574,202
 Income taxes payable .....................     211,895                                     (2,000)                        209,895
                                              ---------     -------      ----------        -------       ----------      ---------
   Total liabilities.......................     211,895     859,817       1,769,745        160,715          (16,581)     2,985,591
                                              ---------     -------      ----------        -------       ----------      ---------
STOCKHOLDERS' EQUITY:
 Common stock .............................         770                                      2,003           (2,003)           770
 Additional paid-in capital ...............     200,938                       4,420          2,734           (7,154)       200,938
 Retained earnings ........................   1,770,730                   1,856,360         19,155       (1,875,515)     1,770,730
 Treasury stock ...........................     (52,451)                                                                   (52,451)
                                              ---------     -------      ----------        -------       ----------      ---------
   Total equity............................   1,919,987          --       1,860,780         23,892       (1,884,672)     1,919,987
                                              ---------     -------      ----------        -------       ----------      ---------
                                              2,131,882     859,817       3,630,525        184,607       (1,901,253)     4,905,578
                                              =========     =======      ==========        =======       ==========      =========

CONSOLIDATING BALANCE SHEET AT OCTOBER 31, 2003


                                                 TOLL                                       NON-
                                              BROTHERS,    SUBSIDIARY     GUARANTOR       GUARANTOR
                                                 INC.        ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              ---------    ----------   ------------    ------------    ------------   ------------
                  ASSETS
Cash & cash equivalents ...................                                 417,076          8,175                         425,251
Inventory .................................                               3,080,171            178                       3,080,349
Property, construction & office equipment
  -- net...................................                                  33,582         10,129                          43,711
Receivables, prepaid expenses and other
  assets...................................                   3,498          77,643         42,890          (10,398)       113,633
Mortgage loans receivable .................                                                 57,500                          57,500
Customer deposits held in escrow ..........                                  31,547                                         31,547
Investments in & advances to
 unconsolidated entities ..................                                  35,400                                         35,400
Investments in & advances to consolidated
  entities.................................   1,615,110     555,078        (698,225)        (2,403)      (1,469,560)            --
                                              ---------     -------       ---------        -------       ----------      ---------
                                              1,615,110     558,576       2,977,194        116,469       (1,479,958)     3,787,391
                                              =========     =======       =========        =======       ==========      =========
        LIABILITIES & STOCKHOLDERS'
                   EQUITY
LIABILITIES
 Loans payable ............................                                 277,087          4,610                         281,697
 Senior notes .............................                 546,669                                                        546,669
 Senior subordinated notes ................                                 620,000                                        620,000
 Mortgage company
   warehouse loan..........................                                                 49,939                          49,939
 Customer deposits ........................                                 176,710                                        176,710
 Accounts payable .........................                                 151,722              8                         151,730
 Accrued expenses .........................                  11,907         300,028         45,521          (10,512)       346,944
 Income taxes payable .....................     138,482                                     (1,408)                        137,074
                                              ---------     -------       ---------        -------       ----------      ---------
   Total liabilities.......................     138,482     558,576       1,525,547         98,670          (10,512)     2,310,763
                                              ---------     -------       ---------        -------       ----------      ---------
STOCKHOLDERS' EQUITY
 Common stock .............................         770                                      3,003           (3,003)           770
 Additional paid-in capital ...............     190,596                       4,420          1,734           (6,154)       190,596
 Retained earnings ........................   1,361,619                   1,447,227         13,062       (1,460,289)     1,361,619
 Treasury stock ...........................     (76,357)                                                                   (76,357)
                                              ---------     -------       ---------        -------       ----------      ---------
   Total equity............................   1,476,628          --       1,451,647         17,799       (1,469,446)     1,476,628
                                              ---------     -------       ---------        -------       ----------      ---------
                                              1,615,110     558,576       2,977,194        116,469       (1,479,958)     3,787,391
                                              =========     =======       =========        =======       ==========      =========

CONSOLIDATING STATEMENT OF INCOME FOR THE FISCAL YEAR ENDED OCTOBER 31, 2004


                                                 TOLL                                       NON-
                                              BROTHERS,    SUBSIDIARY     GUARANTOR       GUARANTOR
                                                 INC.        ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              ---------    ----------   ------------    ------------    ------------   ------------
Revenues:
 Home sales ...............................                               3,839,451                                      3,839,451
 Land sales ...............................                                  22,491                                         22,491
 Equity earnings in unconsolidated
   entities ...............................                                  15,731                                         15,731
 Earnings from subsidiaries ...............    647,461                                                    (647,461)             --
 Other ....................................                  46,560          13,184        35,506          (79,830)         15,420
                                               -------       ------       ---------        ------         --------       ---------
                                               647,461       46,560       3,890,857        35,506         (727,291)      3,893,093
                                               -------       ------       ---------        ------         --------       ---------
Costs and expenses:
 Cost of sales ............................                               2,759,912         3,865             (728)      2,763,049
 Selling, general and administrative ......         29          491         382,041        20,393          (21,874)        381,080
 Interest .................................                  46,069          93,214         1,579          (47,559)         93,303
 Expenses related to early retirement of
   debt ...................................                                   8,229                                          8,229
                                               -------       ------       ---------        ------         --------       ---------
                                                    29       46,560       3,243,396        25,837          (70,161)      3,245,661
                                               -------       ------       ---------        ------         --------       ---------
 Income before
   income taxes............................    647,432           --         647,461         9,669         (657,130)        647,432
 Income taxes .............................    238,321                      238,331         3,573         (241,904)        238,321
                                               -------       ------       ---------        ------         --------       ---------
 Net income ...............................    409,111           --         409,130         6,096         (415,226)        409,111
                                               =======       ======       =========        ======         ========       =========


CONSOLIDATING STATEMENT OF INCOME FOR THE FISCAL YEAR ENDED OCTOBER 31, 2003



                                                 TOLL                                       NON-
                                              BROTHERS,    SUBSIDIARY     GUARANTOR       GUARANTOR
                                                 INC.        ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              ---------    ----------   ------------    ------------    ------------   ------------
Revenues:
 Home sales ...............................                               2,731,044                                      2,731,044
 Land sales ...............................                                  27,399                                         27,399
 Equity earnings in unconsolidated
   entities................................                                     981                                            981
 Earnings from subsidiaries ...............    411,196                                                    (411,196)             --
 Other ....................................         (4)      22,157          14,534        31,841          (52,711)         15,817
                                               -------       ------       ---------        ------         --------       ---------
                                               411,192       22,157       2,773,958        31,841         (463,907)      2,775,241
                                               -------       ------       ---------        ------         --------       ---------
Costs and expenses:
 Cost of sales ............................                               1,991,979         2,903              432       1,995,314
 Selling, general and administrative ......         39          129         290,437        18,073          (20,341)        288,337
 Interest .................................                  22,028          73,154         1,685          (23,622)         73,245
 Expenses related to retirement
   of debt.................................                                   7,192                                          7,192
                                               -------       ------       ---------        ------         --------       ---------
                                                    39       22,157       2,362,762        22,661          (43,531)      2,364,088
                                               -------       ------       ---------        ------         --------       ---------
 Income before income taxes ...............    411,153           --         411,196         9,180         (420,376)        411,153
 Income taxes .............................    151,333                      151,352         3,392         (154,744)        151,333
                                               -------       ------       ---------        ------         --------       ---------
 Net income ...............................    259,820           --         259,844         5,788         (265,632)        259,820
                                               =======       ======       =========        ======         ========       =========

CONSOLIDATING STATEMENT OF INCOME FOR THE FISCAL YEAR ENDED OCTOBER 31, 2002


                                                 TOLL                                       NON-
                                              BROTHERS,    SUBSIDIARY     GUARANTOR       GUARANTOR
                                                 INC.        ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              ---------    ----------   ------------    ------------    ------------   ------------
Revenues:
 Home sales ...............................                               2,279,261                                      2,279,261
 Land sales ...............................                                  36,183                                         36,183
 Equity earnings in unconsolidated
   entities................................                                   1,870                                          1,870
 Earnings from subsidiaries ...............    347,478                                                    (347,478)             --
 Other ....................................                                  11,928        32,652          (32,922)         11,658
                                               -------        ----        ---------        ------         --------       ---------
                                               347,478         --         2,329,242        32,652         (380,400)      2,328,972
                                               -------        ----        ---------        ------         --------       ---------
Costs and expenses:
 Cost of sales ............................                               1,678,590        14,383          (11,971)      1,681,002
 Selling, general and administrative ......          6                      238,922        12,890          (15,695)        236,123
 Interest .................................        154                       64,254         1,008             (887)         64,529
                                               -------        ----        ---------        ------         --------       ---------
                                                   160         --         1,981,766        28,281          (28,553)      1,981,654
                                               -------        ----        ---------        ------         --------       ---------
 Income before income taxes ...............    347,318         --           347,476         4,371         (351,847)        347,318
 Income taxes .............................    127,431                      127,489         1,616         (129,105)        127,431
                                               -------        ----        ---------        ------         --------       ---------
 Net income ...............................    219,887         --           219,987         2,755         (222,742)        219,887
                                               =======        ====        =========        ======         ========       =========

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWELVE MONTHS ENDED OCTOBER 31,
2004


                                                 TOLL                                       NON-
                                              BROTHERS,    SUBSIDIARY     GUARANTOR       GUARANTOR
                                                 INC.        ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              ---------    ----------   ------------    ------------    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ................................     409,111                    409,130           6,096        (415,226)       409,111
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
 Depreciation & amortization ..............                      445        12,929           1,658                         15,032
 Amortization of initial benefit
  obligation...............................                                  6,735                                          6,735
 Equity earnings in unconsolidated
  entities.................................                                (15,731)                                       (15,731)
 Deferred income taxes ....................      32,377                                                                    32,377
 Provision for inventory write-offs .......                                  7,452                                          7,452
 Write-off of unamortized debt discount
  and financing costs......................                                  1,322                                          1,322
 Changes in operating assets and
  liabilities:
   Increase in inventory...................                               (692,218)           (182)                      (692,400)
   Origination of mortgage loans...........                                               (744,380)                      (744,380)
   Sale of mortgage loans..................                                                701,967                        701,967
   Increase in receivables, prepaid expense
    and other .............................    (516,772)    (300,122)      389,242         (19,853)        421,295        (26,210)
   Increase in customer deposits...........                                 92,332                                         92,332
   Increase in accounts payable and accrued
    expenses ..............................      21,589        2,245       226,949          20,673          (6,069)       265,387
   Decrease in current taxes payable.......      59,211                                       (593)                        58,618
                                               --------     --------      --------        --------        --------       --------
Net cash provided by (used in)
 operating activities .....................       5,516     (297,432)      438,142         (34,614)             --        111,612
                                               --------     --------      --------        --------        --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property, construction and
   office equipment........................                                (18,881)         (1,527)                       (20,408)
 Investments in unconsolidated entities ...                                (84,729)                                       (84,729)
 Distributions from unconsolidated
  entities.................................                                 34,088                                         34,088
                                               --------     --------      --------        --------        --------       --------
Net cash used in investing activities .....          --           --       (69,522)         (1,527)             --        (71,049)
                                               --------     --------      --------        --------        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from loans payable ..............                                321,077         660,544                        981,621
 Principal payments on loans payable ......                               (369,908)       (618,580)                      (988,488)
 Net proceeds from public debt ............                  297,432                                                      297,432
 Redemption of subordinated debt ..........                               (170,000)                                      (170,000)
 Proceeds from stock-based benefit plans ..      14,725                                                                    14,725
 Purchase of treasury shares ..............     (20,241)                                                                  (20,241)
                                               --------     --------      --------        --------        --------       --------
Net cash provided by (used in) financing
  activities...............................      (5,516)     297,432      (218,831)         41,964              --        115,049
                                               --------     --------      --------        --------        --------       --------
Increase (decrease) in cash & equivalents .          --           --       149,789           5,823              --        155,612
Cash & equivalents, beginning of period ...                                417,076           8,175                        425,251
                                               --------     --------      --------        --------        --------       --------
Cash & equivalents, end of period .........          --           --       566,865          13,998              --        580,863
                                               --------     --------      --------        --------        --------       --------

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWELVE MONTHS ENDED OCTOBER 31,
2003


                                                 TOLL                                       NON-
                                              BROTHERS,    SUBSIDIARY     GUARANTOR       GUARANTOR
                                                 INC.        ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              ---------    ----------   ------------    ------------    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ................................     259,820                    259,844           5,788        (265,632)        259,820
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities
 Depreciation and amortization ............                      209        10,617           1,249                          12,075
 Deferred income taxes ....................      19,835                                     (1,902)                         17,933
 Provision for write-offs .................                                  5,638                                           5,638
 Equity earnings in unconsolidated
    entities ..............................                                   (981)                                           (981)
 Expenses related to retirement of debt ...                                  1,692                                           1,692
 Changes in operating assets and
    liabilities
   (Increase) decrease in inventory........                               (478,653)            175                        (478,478)
   Origination of mortgage loans...........                                               (714,505)                       (714,505)
   Sale of mortgage loans..................                                                718,761                         718,761
   (Increase) decrease in receivables,
    prepaid expense and other .............    (383,969)    (556,290)      660,877          (5,053)        265,632         (18,803)
   Increase in customer deposits...........                                 33,475                                          33,475
   Increase in accounts payable and accrued
    expenses ..............................      10,823       11,907        62,686           9,055                          94,471
   Decrease in current taxes payable.......      22,337                                        494                          22,831
                                               --------     --------      --------        --------        --------      ----------
Net cash (used in) provided by
 operating activities .....................     (71,154)    (544,174)      555,195          14,062              --         (46,071)
                                               --------     --------      --------        --------        --------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property, construction
 and office equipment .....................                                (13,557)         (1,918)                        (15,475)
 Investment in unconsolidated entities  ...                                (15,268)                                        (15,268)
 Distributions from unconsolidated
    entities ..............................                                  4,550                                           4,550
                                               --------     --------      --------        --------        --------      ----------
Net cash used in investing activities .....          --           --       (24,275)         (1,918)             --         (26,193)
                                               --------     --------      --------        --------        --------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from loans payable ..............                                420,597         676,300                       1,096,897
 Principal payments on loans payable ......                               (434,256)       (682,791)                     (1,117,047)
 Net proceeds from public debt ............                  544,174                                                       544,174
 Redemption of public debt ................                               (200,000)                                       (200,000)
 Proceeds from stock-based benefit plans ..      10,478                                                                     10,478
 Proceeds from issuance of stock ..........      86,241                                                                     86,241
 Purchase of treasury shares ..............     (25,565)                                                                   (25,565)
                                               --------     --------      --------        --------        --------      ----------
Net cash provided by (used in)
 financing activities .....................      71,154      544,174      (213,659)         (6,491)             --         395,178
Increase in cash and equivalents ..........          --           --       317,261           5,653              --         322,914
Cash and equivalents, beginning of period .                                 99,815           2,522                         102,337
                                               --------     --------      --------        --------        --------      ----------
Cash and equivalents, end of period .......          --           --       417,076           8,175              --         425,251
                                               ========     ========      ========        ========        ========      ==========

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWELVE MONTHS ENDED OCTOBER 31,
2002


                                                 TOLL                                       NON-
                                              BROTHERS,    SUBSIDIARY     GUARANTOR       GUARANTOR
                                                 INC.        ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              ---------    ----------   ------------    ------------    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ................................     219,887                    219,987           2,755        (222,742)       219,887
Adjustments to reconcile net income to net
 cash provided by (used in) operating
 activities
Depreciation and amortization..............                                  9,509             986                         10,495
Deferred income taxes .....................       1,831                                                                     1,831
Provision for write-offs ..................                                  6,081                                          6,081
Equity earnings in unconsolidated
 entities..................................                                 (1,870)                                        (1,870)
Changes in operating assets and
 liabilities
  (Increase) decrease in inventory.........                               (360,552)            143                       (360,409)
  Origination of mortgage loans............                                               (412,431)                      (412,431)
  Sale of mortgage loans...................                                                376,764                        376,764
  (Increase) decrease in receivables,
   prepaid expense and other ..............    (220,404)                    (7,246)        (18,561)        222,742        (23,469)
  Increase in customer deposits............                                 27,213                                         27,213
  Increase in accounts payable and accrued
   expenses ...............................       7,734                     22,531          22,496                         52,761
  Increase in current taxes payable........       9,042                                                                     9,042
                                               --------       ----        --------        --------        --------       --------
Net cash (used in) provided by operating
  activities...............................      18,090        --          (84,347)        (27,848)             --        (94,105)
                                               --------       ----        --------        --------        --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property, construction &
  office equipment.........................                                 (9,758)         (4,412)                       (14,170)
 Investment in unconsolidated entities ....                                 (9,526)                                        (9,526)
 Distributions from unconsolidated
  entities.................................                                  4,200                                          4,200
                                               --------       ----        --------        --------        --------       --------
 Net cash used in investing activities ....          --        --          (15,084)         (4,412)             --        (19,496)
                                               --------       ----        --------        --------        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from loans payable ..............                                180,995         347,715                        528,710
 Principal payments on loans payable ......                               (310,931)       (316,339)                      (627,270)
 Net proceeds from public debt ............                                149,748                                        149,748
 Redemption of public debt
 Proceeds from stock-based benefit plans ..      12,997                                                                    12,997
 Purchase of treasury shares ..............     (31,087)                                                                  (31,087)
                                               --------       ----        --------        --------        --------       --------
Net cash provided by (used in) financing
  activities...............................     (18,090)       --           19,812          31,376              --         33,098
                                               --------       ----        --------        --------        --------       --------
Decrease in cash and equivalents ..........          --        --          (79,619)           (884)             --        (80,503)
Cash and equivalents, beginning of period .                                179,434           3,406                        182,840
                                               --------       ----        --------        --------        --------       --------
Cash and equivalents, end of period .......         --         --           99,815           2,522              --        102,337
                                               ========       ====        ========        ========        ========       ========

           SUMMARY CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                                   THREE MONTHS ENDED
                                                                                     ----------------------------------------------
                                                                                      OCT. 31       JULY 31     APRIL 30    JAN. 31
                                                                                    ----------    ----------    --------   --------
Fiscal 2004:
 Revenue ........................................................................   $1,462,577    $1,013,119    $819,485   $597,912
 Gross profit ...................................................................   $  430,378    $  296,126    $233,359   $170,181
 Income before income taxes .....................................................   $  286,120    $  167,821    $114,521   $ 78,970
 Net income .....................................................................   $  180,574    $  106,015    $ 72,438   $ 50,084
 Earnings per share
   Basic.........................................................................   $     2.42    $     1.43    $   0.97   $   0.68
   Diluted.......................................................................   $     2.22    $     1.31    $   0.89   $   0.62
 Weighted-average number of shares
   Basic.........................................................................       74,695        74,352      74,406     73,839
   Diluted.......................................................................       81,496        80,920      81,426     80,819
Fiscal 2003:
 Revenue ........................................................................   $  903,364    $  693,685    $607,932   $570,260
 Gross profit ...................................................................   $  256,157    $  198,701    $167,595   $157,474
 Income before income taxes .....................................................   $  147,762    $  107,855    $ 83,616   $ 71,920
 Net income .....................................................................   $   93,382    $   68,159    $ 52,865   $ 45,414
 Earnings per share
   Basic.........................................................................   $     1.29    $     0.98    $   0.76   $   0.65
   Diluted.......................................................................   $     1.19    $     0.90    $   0.72   $   0.61
 Weighted-average number of shares
   Basic.........................................................................       72,564        69,848      69,859     70,407
   Diluted.......................................................................       78,722        75,534      73,601     74,308

---------------
* Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.