Form 10-Q/A
period 2005-01-31
TOLL BROTHERS INC
filed 2005-04-26
CIK 794170

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

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

                     TOLL BROTHERS, INC. FORM 10-Q AMENDMENT

EXPLANATION: Toll Brothers, Inc. is filing this amendment solely for the purpose of amending Item 5. "Other Information" and amending Item 6. "Exhibits" to add the exhibits filed herewith.

ITEM 5. OTHER INFORMATION

     The Executive Compensation Committee of the Board of Directors of Toll Brothers, Inc. (the "Company") adopted, on December 16, 2004, performance goals under the Executive Cash Bonus Plan for the Company's 2005 fiscal year for each of Messrs. Zvi Barzilay, the Company's President and Chief Operating Officer, and Joel H. Rassman, the Company's Executive Vice President, Treasurer and Chief Financial Officer (the designated participants in the Plan). The performance goals for Mr. Barzilay are based on various factors, including: completion of weekly operations meetings with senior vice presidents-operation; coordination and/or conduct of all land reviews and project reviews; personal visits to at least four remote divisions; weekly recommendations to the Chief Executive Officer arising out of weekly sales and production reports, and follow-up with vice presidents-operations; monthly meetings and review of all support departments, including those relating to human resources, manufacturing architecture, land development, engineering and facilities maintenance; increasing production in an amount approximating the increase in sales from fiscal 2004 to fiscal 2005; reorganizing the company's operations into actual divisions with leadership responsibilities resting with the senior vice presidents; devising and implementing a new land approval system where certain transactions may be approved by specific senior officers; reviewing and approving all new land transactions, except as noted above; and evaluating and, if approved, implementing a new long term incentive program. The goals for Mr. Rassman include: timely and successful implementation and completion of the controls testing process under section 404 of the Sarbanes-Oxley Act of 2002; organizing and/or conducting all bank and analysts meetings, and integrating other financial managers into the process; ensuring the presentation of timely quarterly financial statements and cash flow projections; organizing and assisting in the preparation and conduct of all quarterly backlog/revenue and earnings conference calls; providing at least three reports on market developments to the Chief Executive Officer; meeting and reporting at least quarterly with the Chief Executive Officer concerning the Company's position in the market with analysts; identifying potential investors in the home building industry not presently invested in the Company and developing strategies with respect thereto; restructuring the Company's tax department responsibilities and reviewing federal and state tax areas to seek to achieve tax savings and efficiencies and implementing programs with respect thereto; and developing financing structures with explanations and examples that are easily understood by senior management and investigating joint venture opportunities.

ITEM 6. EXHIBITS

     10.1 Toll Brothers, Inc. Stock Incentive Plan(1998) Form of Stock Award - Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on December 17, 2004.

     10.2* Executive Cash Bonus Plan 2005 Performance Goals.

     31.1* Certification of Robert I. Toll pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002.

     31.2* Certification of Joel H. Rassman pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002.

     32.1 Certification of Robert I. Toll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 14, 2005 - Included as an exhibit to this Form 10-Q as originally filed.

     32.2 Certification of Joel H. Rassman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 14, 2005 - Included as an exhibit to this Form 10-Q as originally filed.

*Filed electronically with this amendment.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TOLL BROTHERS, INC.
                                            (Registrant)

Date:  April 26, 2005                       By:   Joel H. Rassman
                                                --------------------------------
                                                Joel H. Rassman
                                                Executive Vice President,
                                                Treasurer and Chief
                                                Financial Officer (Principal
                                                Financial Officer)


Date:  April 26, 2005                       By:   Joseph R. Sicree
                                                --------------------------------
                                                Joseph R. Sicree
                                                Vice President -
                                                Chief Accounting Officer
                                                (Principal Accounting Officer)