Form 10-Q
period 2005-04-30
TOLL BROTHERS INC
filed 2005-06-09
CIK 794170

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO _____________

                         COMMISSION FILE NUMBER 1-9186


                              TOLL BROTHERS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                                             23-2416878
 -----------------------------------------                        --------------------------------------------------
     (State or other jurisdiction of                                     (I.R.S. Employer Identification No.)
     incorporation or organization)

 250 GIBRALTAR ROAD, HORSHAM, PENNSYLVANIA                                             19044
------------------------------------------                        --------------------------------------------------
  (Address of principal executive offices)                                           (Zip Code)

                                 (215) 938-8000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                                 Yes |X| No |_|

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   At June 1, 2005, there were approximately 77,389,591 shares of Common Stock, $.01 par value, outstanding.
===============================================================================

                      TOLL BROTHERS, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                                     PAGE NO.

Statement on Forward-Looking Information.........................................................           1

PART I.     Financial Information

            ITEM 1.      Financial Statements

                         Condensed Consolidated Balance Sheets at April 30, 2005 (Unaudited)
                          and October 31, 2004...................................................           2

                         Condensed Consolidated Statements of Income (Unaudited) For the
                          Six Months and Three Months Ended April 30, 2005 and 2004..............           3

                         Condensed Consolidated Statements of Cash Flows (Unaudited) For the
                          Six Months Ended April 30, 2005 and 2004...............................           4

                         Notes to Condensed Consolidated Financial Statements (Unaudited)........           5

            ITEM 2.      Management's Discussion and Analysis of Financial Condition and
                          Results of Operations..................................................          19

            ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk..............          27

            ITEM 4.      Controls and Procedures.................................................          27

PART II.    Other Information

            Item 1.      Legal Proceedings.......................................................          28

            Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.............          28

            Item 3.      Defaults upon Senior Securities.........................................          29

            Item 4.      Submission of Matters to a Vote of Security Holders.....................          29

            Item 5.      Other Information.......................................................          29

            Item 6.      Exhibits................................................................          30

SIGNATURES.......................................................................................          31

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

   When this report uses the words "we," "us," and "our," they refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires. References herein to "fiscal 2006," "fiscal 2005," and "fiscal 2004" refer to our fiscal years ending October 31, 2006 and October 31, 2005 and our fiscal year ended October 31, 2004.

                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                        APRIL 30,    OCTOBER 31,
                                                          2005           2004
                                                       -----------   -----------
                                                       (UNAUDITED)
                       ASSETS
Cash and cash equivalents .........................    $  566,668     $  465,834
Marketable securities .............................                      115,029
Inventory .........................................     4,299,587      3,878,260
Property, construction and office equipment, net ..        63,649         52,429
Receivables, prepaid expenses and other assets ....       152,009        146,212
Mortgage loans receivable .........................        78,663         99,914
Customer deposits held in escrow ..................        76,681         53,929
Investments in and advances to unconsolidated
   entities........................................       114,196         93,971
                                                       ----------     ----------
                                                       $5,351,453     $4,905,578
                                                       ==========     ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Loans payable ....................................    $  358,922     $  340,380
 Senior notes .....................................       845,914        845,665
 Senior subordinated notes ........................       450,000        450,000
 Mortgage company warehouse loan ..................        69,108         92,053
 Customer deposits ................................       389,265        291,424
 Accounts payable .................................       202,918        181,972
 Accrued expenses .................................       611,340        574,202
 Income taxes payable .............................       147,964        209,895
                                                       ----------     ----------
    Total liabilities .............................     3,075,431      2,985,591
                                                       ----------     ----------
STOCKHOLDERS' EQUITY
 Preferred stock, none issued
 Common stock, 77,580 shares and 77,002 shares
   issued at April 30 , 2005
   and October 31, 2004, respectively..............           776            770
 Additional paid-in capital .......................       251,646        200,938
 Retained earnings ................................     2,051,056      1,770,730
 Unearned compensation ............................          (834)
 Treasury stock, at cost - 356 shares and 2,181
   shares at April 30, 2005
   and October 31, 2004, respectively..............       (26,622)       (52,451)
                                                       ----------     ----------
    Total stockholders' equity ....................     2,276,022      1,919,987
                                                       ----------     ----------
                                                       $5,351,453     $4,905,578
                                                       ==========     ==========




                             See accompanying notes

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                                                      SIX MONTHS ENDED         THREE MONTHS ENDED
                                                                                          APRIL 30,                 APRIL 30,
                                                                                   -----------------------    ---------------------
                                                                                     2005          2004          2005        2004
                                                                                  ----------    ----------    ----------   --------
REVENUES:
 Home sales ...................................................................   $2,215,095    $1,403,886    $1,225,998   $814,309
 Land sales ...................................................................       11,025         7,998         9,800      2,011
 Equity earnings in unconsolidated entities ...................................        5,308         1,394         3,373        729
 Interest and other ...........................................................       15,992         4,119         9,109      2,436
                                                                                  ----------    ----------    ----------   --------
                                                                                   2,247,420     1,417,397     1,248,280    819,485
                                                                                  ----------    ----------    ----------   --------
COSTS AND EXPENSES:
 Home sales ...................................................................    1,516,142     1,007,051       830,649    584,623
 Land sales ...................................................................        6,095         6,806         5,316      1,503
 Selling, general and administrative ..........................................      223,423       166,547       116,358     89,894
 Interest .....................................................................       49,938        35,754        28,126     21,196
 Expenses related to early retirement of debt .................................                      7,748                    7,748
                                                                                  ----------    ----------    ----------   --------
                                                                                   1,795,598     1,223,906       980,449    704,964
                                                                                  ----------    ----------    ----------   --------
Income before income taxes ....................................................      451,822       193,491       267,831    114,521
Income taxes ..................................................................      171,496        70,969        97,698     42,083
                                                                                  ----------    ----------    ----------   --------
Net income ....................................................................   $  280,326    $  122,522    $  170,133   $ 72,438
                                                                                  ==========    ==========    ==========   ========
EARNINGS PER SHARE:
 Basic ........................................................................   $     3.66    $     1.65    $     2.20   $   0.97
                                                                                  ==========    ==========    ==========   ========
 Diluted ......................................................................   $     3.34    $     1.51    $     2.01   $   0.89
                                                                                  ==========    ==========    ==========   ========
WEIGHTED AVERAGE NUMBER OF SHARES:
 Basic ........................................................................       76,570        74,123        77,313     74,406
 Diluted ......................................................................       83,859        81,123        84,676     81,426




                             See accompanying notes

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)



                                                      SIX MONTHS ENDED APRIL 30,
                                                      --------------------------
                                                         2005            2004
                                                      -----------    -----------
Cash flow from operating activities:
 Net income .......................................    $   280,326   $   122,522
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization...................          8,978         7,336
   Amortization of initial benefit obligation......          1,901
   Equity earnings in unconsolidated entities......         (5,308)       (1,394)
   Deferred tax provision..........................         12,993         3,600
   Provision for inventory write-offs..............          2,554         1,225
   Write-off of unamortized debt discount and
    financing costs................................                          841
   Changes in operating assets and liabilities:
    Increase in inventory .........................       (380,172)     (476,866)
    Origination of mortgage loans .................       (368,422)     (313,592)
    Sale of mortgage loans ........................        389,672       293,049
    Increase in receivables, prepaid expenses and
     other assets..................................         (5,392)      (19,645)
    Increase in customer deposits                           75,089        58,732
    Increase in accounts payable and accrued
     expenses......................................         84,678        74,176
    (Decrease) increase in current income taxes
     payable.......................................        (26,097)       12,793
                                                       -----------   -----------
     Net cash provided by (used in) operating
      activities...................................         70,800      (237,223)
                                                       -----------   -----------
Cash flow from investing activities:
 Purchase of property and equipment, net ..........        (18,450)       (8,067)
 Purchase of marketable securities ................     (1,970,588)   (1,169,177)
 Sale of marketable securities ....................      2,085,617     1,254,805
 Investments in and advances to unconsolidated
   entities........................................        (19,933)      (30,359)
 Distributions from unconsolidated entities .......          5,015         2,450
                                                       -----------   -----------
     Net cash provided by investing activities ....         81,661        49,652
                                                       -----------   -----------
Cash flow from financing activities:
 Proceeds from loans payable ......................        497,048       428,608
 Principal payments of loans payable ..............       (545,160)     (422,444)
 Net proceeds from issuance of senior notes .......                      297,432
 Redemption of senior subordinated notes ..........                     (170,000)
 Proceeds from stock based benefit plans ..........         27,175        10,820
 Purchase of treasury stock .......................        (30,690)       (8,963)
                                                       -----------   -----------
     Net cash (used in) provided by financing
      activities...................................        (51,627)      135,453
                                                       -----------   -----------
Net increase (decrease) in cash and cash
   equivalents.....................................        100,834       (52,118)
Cash and cash equivalents, beginning of period ....        465,834       234,506
                                                       -----------   -----------
Cash and cash equivalents, end of period ..........    $   566,668   $   182,388
                                                       ===========   ===========




                             See accompanying notes

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

   Our condensed consolidated financial statements include the accounts of Toll Brothers, Inc. (the "Company"), a Delaware corporation, and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in 20%- to 50%-owned partnerships and affiliates are accounted for on the equity method. Investments in less than 20%-owned entities are accounted for on the cost method.

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. The
October 31, 2004 balance sheet amounts and disclosures included herein have been derived from our October 31, 2004 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, the Company suggests that they be read in conjunction with the financial statements and notes thereto included in its October 31, 2004 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of April 30, 2005, the results of its operations for the six months and three months ended April 30, 2005 and 2004 and its cash flows for the six months ended April 30, 2005 and 2004. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

   On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised
2004), "Share-Based Payment" ("SFAS 123R"), effective for periods beginning after June 15, 2005. In April 2005, the SEC adopted a rule permitting issuers to implement SFAS 123R at the beginning of their next fiscal year that begins after June 15, 2005. The Company expects that the FASB will adopt the SEC's rule. SFAS 123R requires that all stock-based compensation be treated as a cost that is reflected in the financial statements. Under the provisions of SFAS 123R, the Company has the choice of adopting the fair-value-based method of expensing of stock options using (a) the "modified prospective method" whereby the Company recognizes the expense only for periods beginning after the date that SFAS 123R is adopted, or (b) the "modified retrospective method" whereby the Company recognizes the expense for all years and interim periods since the effective date of SFAS 123 or for only those interim periods of the year of initial adoption of SFAS 123R. The Company has not yet determined which method it will adopt. Under the SEC's rule, the Company is required to adopt the new standard for its fiscal year 2006 and under the FASB's current rule for its fiscal period beginning August 1, 2005. See Note 8, "Stock Based Benefit Plans," for pro forma information regarding the Company's expensing of stock options for the six-month and three-month periods ended April 30, 2005 and 2004.

   Auction rate securities in the amount of $115.0 million, $105.1 million and $190.7 million have been reclassified from cash and cash equivalents to marketable securities at October 31, 2004, April 30, 2004 and October 31, 2003 to conform with the fiscal 2005 financial statement presentation.

2. INVENTORY

   Inventory consisted of the following (amounts in thousands):

                                                            APRIL 30,    OCTOBER 31,
                                                               2005          2004
                                                            ----------   -----------
    Land and land development costs ....................    $1,053,536    $1,242,417
    Construction in progress ...........................     2,724,396     2,178,112
    Sample homes and sales offices .....................       217,013       208,416
    Land deposits and costs of future development ......       292,320       237,353
    Other ..............................................        12,322        11,962
                                                            ----------    ----------
                                                            $4,299,587    $3,878,260
                                                            ==========    ==========


   Construction in progress includes the cost of homes under construction, land and land development costs and the carrying costs of lots that have been substantially improved.

   The Company capitalizes certain interest costs to inventory during the development and construction period. Capitalized interest is charged to interest expense when the related inventory is delivered. Interest incurred, capitalized and expensed for the six-month and three-month periods ended April 30, 2005 and 2004 is summarized as follows (amounts in thousands):

                                                                                      SIX MONTHS ENDED      THREE MONTHS ENDED
                                                                                          APRIL 30,              APRIL 30,
                                                                                     -------------------    -------------------
                                                                                      2005        2004       2005        2004
                                                                                    --------    --------   --------    --------
    Interest capitalized,
      beginning of period........................................................   $173,442    $154,314   $180,673    $167,828
    Interest incurred ...........................................................     58,148      56,505     28,998      28,265
    Interest expensed ...........................................................    (49,938)    (35,754)   (28,126)    (21,196)
    Write-off to cost and expenses ..............................................       (855)       (649)      (748)       (481)
                                                                                    --------    --------   --------    --------
    Interest capitalized, end of period .........................................   $180,797    $174,416   $180,797    $174,416
                                                                                    ========    ========   ========    ========


   The Company evaluates its land purchase contracts in accordance with the FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" as amended by FIN 46R. Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the variable interest entities ("VIE") must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. At April 30, 2005 and October 31, 2004, the Company had recorded $20.3 million and $15.4 million of land purchase contracts, respectively, as inventory pursuant to the terms of FIN 46.

3. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED ENTITIES

   The Company has investments in and advances to several joint ventures with unrelated parties to develop land. Some of these joint ventures develop land for the sole use of the venture partners, including the Company, and others develop land for sale to the venture partners and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites to other builders. The Company does not recognize earnings from home sites it purchases from the joint ventures, but instead reduces its cost basis in these home sites by its share of the earnings on the home sites. At April 30, 2005, the Company had approximately $59.7 million invested in or advanced to these joint ventures and was committed to contributing additional capital in an aggregate amount of approximately $112.0 million if the joint ventures require it. At April 30, 2005, one of the joint ventures had obtained third-party financing of $535 million, of which the Company had guaranteed approximately $53.6 million, its pro-rata share of the amount financed. The Company expects that another of the joint ventures will obtain third-party financing for the acquisition and general site improvements of its land project and that the Company and the other joint venture partners will be required to guarantee their pro rata portions of the loan. If the financing is completed and the

Company guarantees its portion of the loan, the Company's unfunded commitment to the joint venture will be reduced by the amount guaranteed.

   In January 2004, the Company entered into a joint venture in which it has a 50% interest with an unrelated party to develop Maxwell Place, an approximately 830-home luxury condominium community in Hoboken, New Jersey. At April 30, 2005, the Company had investments in and advances to the joint venture of $30.2 million and was committed to making up to $1.0 million of additional investments in and advances to it. The joint venture has obtained a loan to finance a portion of the construction, of which the Company and its joint venture partner each have guaranteed $25.0 million of principal amount of the loan. The Company expects that the joint venture will obtain additional third-party financing to fund the remaining portion of the construction of this project and that the Company and the other joint venture partner may be required to guarantee their pro-rata portions of any additional loans.

   In October 2004, the Company entered into a joint venture in which it has a 50% interest with an unrelated party to convert a 525-unit apartment complex, The Hudson Tea Buildings, located in Hoboken, New Jersey, into luxury condominium units. At April 30, 2005, the Company had investments in and advances to the joint venture of $7.5 million, and was committed to making up to $1.5 million of additional investments in and advances to it.

   The Company has a minority interest in a joint venture with unrelated parties that has developed and is currently marketing The Sky Club, a 326-unit, 17-story, two-tower structure, located in Hoboken, New Jersey. At April 30, 2005, the Company's investment in this joint venture was $10.7 million. The Company does not have any commitment to contribute additional capital to this joint venture.

   To take advantage of commercial real estate opportunities, the Company formed Toll Brothers Realty Trust Group (the "Trust") in 1998. The Trust is effectively owned one-third by the Company, one-third by Robert I. Toll, Bruce
E. Toll (and members of his family), Zvi Barzilay (and members of his family), Joel H. Rassman and other members of the Company's senior management, and one-third by the Pennsylvania State Employees Retirement System (collectively, the "Shareholders"). In addition, the Shareholders entered into subscription agreements whereby each group has agreed to invest additional capital in an amount not to exceed $9.3 million if required by the Trust. The subscription agreements expire in August 2005. At April 30, 2005, the Company had an investment of $6.1 million in the Trust. The Company provides development, finance and management services to the Trust and received fees under the terms of various agreements in the amount of $1.5 million and $1.1 million in the six-month and three-month periods ended April 30, 2005, respectively. The Company believes that the transactions between itself and the Trust were on terms no less favorable than it would have agreed to with unrelated parties.

4. ACCRUED EXPENSES

   Accrued expenses consisted of the following (amounts in thousands):

                                                             APRIL 30,   OCTOBER 31,
                                                               2005          2004
                                                             ---------   -----------
    Land, land development
      and construction costs.............................    $287,331      $229,045
    Compensation and employee benefit costs .............      81,186        89,865
    Warranty costs ......................................      46,058        42,133
    Other ...............................................     196,765       213,159
                                                             --------      --------
                                                             $611,340      $574,202
                                                             ========      ========

5. WARRANTY COSTS

   The Company accrues for the expected warranty costs at the time each home is closed and title and possession have been transferred to the home buyer. Costs are accrued based upon historical experience. Changes in the warranty accrual for the six-month and three-month periods ended April 30, 2005 and 2004 are as follows (amounts in thousands):

                                                                                                                THREE MONTHS
                                                                                         SIX MONTHS ENDED           ENDED
                                                                                            APRIL 30,             APRIL 30,
                                                                                        ------------------    -----------------
                                                                                         2005       2004       2005      2004
                                                                                       --------    -------   -------    -------
    Balance, beginning of period ...................................................   $ 42,133    $33,752   $43,479    $34,027
    Additions ......................................................................     15,512      9,920     8,830      6,035
    Charges incurred ...............................................................    (11,587)    (7,447)   (6,251)    (3,837)
                                                                                       --------    -------   -------    -------
    Balance, end of period .........................................................   $ 46,058    $36,225   $46,058    $36,225
                                                                                       ========    =======   =======    =======


6. EMPLOYEE RETIREMENT PLAN

   In October 2004, the Company established an unfunded defined benefit retirement plan effective as of September 1, 2004. For the six-month and three-month periods ended April 30, 2005, the Company recognized the following costs related to this plan (amounts in thousands):

                                               SIX MONTHS ENDED   THREE MONTHS ENDED
                                                APRIL 30, 2005      APRIL 30, 2005
                                               ----------------   ------------------
    Service cost ..........................         $  156              $   78
    Interest cost .........................            388                 194
    Amortization of initial benefit
      obligation...........................          1,901                 951
                                                    ------              ------
                                                    $2,445              $1,223
                                                    ======              ======


   The Company used a 5.69% discount rate in its calculation of the present value of its projected benefit obligation.

7. INCOME TAXES

   The Company operates in 20 states and is subject to various state tax jurisdictions. The Company estimates its state tax liability based upon the individual taxing authorities' regulations, estimates of income and its ability to utilize certain tax saving strategies. Due primarily to a change in the Company's estimate of the allocation of income to the various taxing jurisdictions, the Company's estimated effective state income tax rate for fiscal 2005 has been revised to 4.6% from the estimated effective state income tax rate of 5.4% used at January 31, 2005.

   Provisions for federal and state income taxes are calculated on reported pre-tax earnings based on current tax law and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized for financial reporting purposes in different periods than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. We establish reserves for income taxes when, despite the belief that our tax positions are fully supportable, we believe that our positions may be challenged and disallowed by various tax authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable disallowances as deemed appropriate. To the extent that the probable tax outcome of these matters changes, such changes in estimate will impact the income tax provision in the period in which such determination is made.

   The Company's estimated combined federal and state income tax rate before providing for the effect of permanent book-tax differences ("Base Rate") was 38.0% in 2005 and 37.0% in 2004. The increase in the Base Rate was due primarily to an increase in the Company's estimated state income tax rate. The increase in the estimated state income tax rate was due to a combination of an expected shift in income to states with higher tax rates and changes in state income tax regulations.

   The effective tax rates for the six-month periods ended April 30, 2005 and 2004 were 38.0% and 36.7% respectively. The effective rate for the six-month period ended April 30, 2005 was positively impacted by the effect of tax free income offset by the recomputation of the Company's net deferred tax liability. For the six-month period ended April 30, 2004, the primary difference between the effective rate and the Base Rate was the effect of tax free income.

   The effective tax rates for the three-month periods ended April 30, 2005 and 2004 were 36.5% and 36.7% respectively. The difference between the effective rate and the Base Rate in the fiscal 2005 period was the effect of an adjustment due to the recomputation of the Company's net deferred tax liability of approximately $2.1 million and the recalculation of the tax provision for the three-month period ended January 31, 2005 of approximately $.9 million resulting from a change in the Company's estimated Base Rate from 38.5% at January 31, 2005 to 38.0% at April 30, 2005 and by tax-free income. For the three-month period ended April 30, 2004, the primary difference between the effective rate and the Base Rate was the effect of tax free income.

8. STOCK BASED BENEFIT PLANS

   SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 ("SFAS 123"), requires the disclosure of the estimated value of employee option grants and their impact on net income. SFAS 123 (revised
2004), "Share-Based Payment" ("SFAS 123R"), requires the estimated value of employee option grants to be recorded as an expense. SFAS 123 requires the use of option pricing models that are designed to estimate the value of options that, unlike employee stock options, can be traded at any time and are transferable. In addition to restrictions on trading, employee stock options may include other restrictions such as vesting periods and periods of time when they cannot be exercised. Further, such models require the input of highly subjective assumptions, including the expected volatility of the stock price. Therefore, in management's opinion, the existing models do not provide a reliable single measure of the value of employee stock options. For fiscal 2004, the fair value of options granted was estimated using the Black-Scholes option pricing model.

   In order to better value option grants, the Company has developed a lattice model which it believes better reflects the establishment of the fair value of option grants. The Company has used the lattice model for the valuation of the fiscal 2005 grants.

   Under the terms of the Company's stock option grants, options are exercisable for a period of 10 years and vest over a period of two to four years, provided the grantee remains in the employ of the Company during the vesting period. The pro forma disclosure disclosed below reflects the amortization of the stock option expense over the expected vesting period.

   The weighted-average assumptions used for stock option grants in fiscal 2005 and 2004 were approximately:

                                                                       2005     2004
                                                                       -----   -----
    Weighted-average risk-free interest rate ......................     3.64%   3.73%
    Weighted-average expected life (years) ........................     5.70    6.99
    Weighted-average volatility ...................................    31.31%  42.97%
    Dividends .....................................................     none    none

   Net income and net income per share as reported in these condensed consolidated financial statements and on a pro forma basis, as if the fair-value-based method described in SFAS 123R and SFAS 123 had been adopted, for the six-month and three-month periods ended April 30, 2005 and 2004 were as follows (amounts in thousands, except per share amounts):

                                                                                           SIX MONTHS ENDED      THREE MONTHS ENDED
                                                                                               APRIL 30,             APRIL 30,
                                                                                          -------------------    ------------------
                                                                                           2005        2004        2005       2004
                                                                                         --------    --------    --------   -------
Net income.............................................................    As reported   $280,326    $122,522    $170,133   $72,438
                                                                           Pro forma     $272,617    $115,315    $166,133   $68,429
Basic net income per share.............................................    As reported   $   3.66    $   1.65    $   2.20   $  0.97
                                                                           Pro forma     $   3.56    $   1.56    $   2.15   $  0.92
Diluted net income per share...........................................    As reported   $   3.34    $   1.51    $   2.01   $  0.89
                                                                           Pro forma     $   3.25    $   1.42    $   1.96   $  0.84
Weighted-average grant date
  fair value per share of
  options granted......................................................                  $  23.34    $  19.47    $  23.34   $ 19.47

9. EARNINGS PER SHARE INFORMATION

   Information pertaining to the calculation of earnings per share for the six-month and three-month periods ended April 30, 2005 and 2004 are as follows (amounts in thousands):

                                                                                               SIX MONTHS        THREE MONTHS
                                                                                                  ENDED              ENDED
                                                                                                APRIL 30,          APRIL 30,
                                                                                             ---------------    ---------------
                                                                                             2005      2004     2005      2004
                                                                                            ------    ------   ------    ------
    Basic weighted average shares .......................................................   76,570    74,123   77,313    74,406
    Common stock equivalents ............................................................    7,289     7,000    7,363     7,020
                                                                                            ------    ------   ------    ------
    Diluted weighted average shares .....................................................   83,859    81,123   84,676    81,426
                                                                                            ======    ======   ======    ======


10.
STOCKHOLDERS EQUITY

   At April 30, 2005, the Company's authorized share capital consisted of 100 million shares of common stock, $.01 par value per share, and 1 million shares of preferred stock, $.01 par value per share. At the Company's 2005 Annual Meeting of Stockholders, the stockholders authorized the Board of Directors to file amendments, from time to time, to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock up to 400 million shares and the number of authorized shares of preferred stock up to 15 million shares. Under a resolution adopted by the Board of Directors of the Company on March 11, 2005, only 200 million of the 300 million additional authorized shares of common stock may be used for any purpose other than for stock splits, stock dividends and similar stock distributions to stockholders unless prior stockholder approval is obtained.

   The Company issued 11,000 shares of restricted common stock pursuant to its Stock Incentive Plan (1998) to certain directors and an employee. The Company is amortizing the fair market value of the awards on the date of grant over the period of time that each award vests. At April 30, 2005, the Company had 11,000 shares of unvested restricted stock awards outstanding.

   At April 30, 2005, the Company had approximately 77.6 million shares of common stock outstanding, approximately 14.3 million shares of common stock reserved for outstanding options, approximately 3.1 million shares of common stock reserved for future option and award issuances, and approximately .4 million shares reserved for issuance under the Company's employee stock purchase plan. At April 30, 2005, the Company had not issued any shares of preferred stock.

   In March 2003, the Company's Board of Directors authorized the repurchase of up to 10 million shares of its common stock from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. During the six-month and three-month periods ended April 30, 2005, the Company repurchased 421,000 and 408,000 shares, respectively. At April 30, 2005, the remaining number of shares that the Company was authorized to repurchase was approximately 8.9 million shares.

11.   COMMITMENTS AND CONTINGENCIES

   At April 30, 2005, the Company had agreements to purchase land for future development with an aggregate purchase price of approximately $2.6 billion, including approximately $30.2 million of land from unconsolidated entities in which the Company has investments in, advances to or on behalf of which the Company has guaranteed loans. (See Note 3. "Investments in and Advances to Unconsolidated Entities" for more information regarding these entities). The Company's option contracts to acquire the home sites do not require the Company to buy the home sites, although the Company may forfeit any deposit balance outstanding if and at the time it terminates the option contract. The Company has paid or deposited $149.3 million on these purchase agreements, of which $104.2 was non-refundable. Any deposit in the form of a standby letter of credit is recorded as a liability at the time the standby letter of credit is issued. Included in accrued liabilities is $47.6 million representing the Company's outstanding standby letters of credit issued in connection with the purchase of home sites by the Company.

   At April 30, 2005, the Company had outstanding surety bonds amounting to approximately $669.5 million related primarily to its obligations to various governmental entities to construct improvements in its various communities. The Company estimates that approximately $265.4 million of work remains to be performed on these improvements. The Company has an additional $87.7 million of surety bonds outstanding which guarantee other of its obligations. The Company does not believe that any outstanding bonds will be drawn upon.

   At April 30, 2005, the Company had agreements of sale outstanding to deliver 8,561 homes with an aggregate sales value of approximately $5.9 billion.

   At April 30, 2005, the Company was committed to provide approximately $632.6 million of mortgage loans to its home buyers and to others. All loans with committed interest rates are covered by take-out commitments from third-party lenders, which minimizes the Company's interest rate risk. The Company also arranges a variety of mortgage programs that are offered to its home buyers through outside mortgage lenders.

   The Company has a $1.18 billion unsecured revolving credit facility with 29 banks that extends to July 15, 2009. At April 30, 2005, interest was payable on borrowings under the facility at 0.625%, subject to adjustment based upon the Company's debt rating and leverage ratios, above the Eurodollar rate or at other specified variable rates as selected by it from time to time. At
April 30, 2005, the Company had no outstanding borrowings against the facility and approximately $188.1 million of letters of credit outstanding under it. Under the terms of the revolving credit agreement, the Company is not permitted to allow its maximum leverage ratio, as defined in the agreement, to exceed 2.00 to 1.00 and, at April 30, 2005, the Company was required to maintain a minimum tangible net worth, as defined in the agreement, of approximately $1.42 billion. At April 30, 2005, the Company's leverage ratio was approximately .51 to 1.00 and its tangible net worth was approximately $2.24 billion. Based upon the minimum tangible net worth requirement of the revolving credit facility, the Company's ability to pay dividends and repurchase its common stock was limited to approximately $1.01 billion at April 30, 2005.

   At April 30, 2005, the Company had an unsecured term loan of $222.5 million from 11 banks at a weighted-average interest rate of 7.18% repayable in July 2005. Under the terms of the term loan agreement, the Company was not permitted to allow its maximum leverage ratio, as defined in the agreement, to exceed 2.25 to 1.00 and, at April 30, 2005, the Company was required to maintain a minimum tangible net worth, as defined in the agreement, of approximately $1.04 billion. At April 30, 2005, the Company's leverage ratio was approximately .50 to 1.00 and its tangible net worth was approximately $2.25 billion. Based upon the minimum tangible net worth requirement of the term loan, the Company's ability to pay dividends and repurchase its common stock was limited to approximately $1.56 billion at April 30, 2005. On June 3, 2005, the Company repaid this term loan (See Note 13. "Subsequent Events").

   The Company is involved in various claims and litigation arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material effect on its business or on its financial condition.

12.   SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

   The following are supplemental disclosures to the statements of cash flows for the six months ended April 30, 2005 and 2004 (amounts in thousands):

                                                                    2005       2004
                                                                  --------   -------
    Cash flow information:
    Interest paid,
      net of amount capitalized...............................    $ 23,974   $13,614
                                                                  ========   =======
      Income taxes paid.......................................    $184,600   $54,584
                                                                  ========   =======
    Non-cash activity:
      Cost of inventory acquired through
       seller financing.......................................    $ 43,709   $25,820
                                                                  ========   =======
      Income tax benefit related to
       exercise of employee stock options.....................    $ 48,827   $10,971
                                                                  ========   =======
      Stock bonus awards......................................    $ 30,396   $20,288
                                                                  ========   =======
      Contribution to employee retirement plan................               $ 1,301
                                                                  ========   =======


13.   SUBSEQUENT EVENTS

   In June 2005, Toll Brothers Finance Corp., a wholly-owned, indirect subsidiary of the Company, sold $300 million of 5.15% Senior Notes due 2015. The obligations of Toll Brothers Finance Corp. to pay principal, premiums, if any, and interest are guaranteed jointly and severally on a senior basis by the Company and substantially all of the Company's home building subsidiaries. The guarantees are full and unconditional. The Company's non-homebuilding subsidiaries and certain homebuilding subsidiaries did not guarantee the debt. The Company will use a portion of the proceeds from the senior note offering to redeem all of its outstanding $100 million 8% Senior Subordinated Notes due 2009 at 102.667% of principal amount. The remainder of the proceeds were used to repay a portion of the Company's $222.5 million bank term loan on June 3, 2005. The repayment and redemption will result in a pre-tax charge in the Company's quarter ending July 31, 2005 of approximately $4.2 million which represents the call premium on the notes, the loan termination charge and the write-off of the unamortized issuance costs.

   On June 2, 2005, the Company announced the acquisition of substantially all of the assets of the Central Florida Division of Landstar Homes ("Landstar"). Landstar designs, constructs, markets and sells homes in the Orlando Metropolitan area. For the full calendar year 2005, Landstar anticipates delivering approximately 520 homes and producing revenues of approximately $150 million. The Company expects the acquisition of Landstar to have no effect on earnings per share in its third quarter ending July 31, 2005 and to add approximately $0.01 per share (diluted) in its fourth quarter ending October 31, 2005. The acquisition price of Landstar is not material to the financial position of the Company.

14.   SUPPLEMENTAL GUARANTOR INFORMATION

   At April 30, 2005, Toll Brothers Finance Corp. (the "Subsidiary Issuer") was the issuer of three series of senior notes aggregating $850 million. In June 2005, the Subsidiary Issuer issued a fourth series of senior notes. The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest are guaranteed jointly and severally on a senior basis by the Company and substantially all of its wholly-owned home building subsidiaries (the "Guarantor Subsidiaries"). The guarantees are full and unconditional. The Company's non-home building subsidiaries and certain home building subsidiaries (the "Non-Guarantor Subsidiaries") did not guarantee the debt. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such disclosures would not be material to investors. The Subsidiary Issuer has not had and does not have any operations other than the issuance of the senior notes and the lending of the proceeds from the senior notes to subsidiaries of the Company. Supplemental consolidating financial information of the Company, the Subsidiary Issuer, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at the Company on a consolidated basis are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET AT APRIL 30, 2005 ($ IN THOUSANDS) (UNAUDITED)


                                                 TOLL                                       NON-
                                              BROTHERS,    SUBSIDIARY     GUARANTOR       GUARANTOR
                                                 INC.        ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              ---------    ----------   ------------    ------------    ------------   ------------
ASSETS
Cash and cash equivalents .................                                 551,408         15,260                         566,668
Inventory .................................                               4,299,262            325                       4,299,587
Property, construction and office
  equipment, net...........................                                  50,771         12,878                          63,649
Receivables, prepaid expenses and
  other assets.............................                   4,657          92,408         82,133          (27,189)       152,009
Mortgage loans receivable .................                                                 78,663                          78,663
Customer deposits held in escrow ..........                                  76,681                                         76,681
Investments in and advances to
  unconsolidated entities..................                                 114,196                                        114,196
Investments in and advances to
  consolidated entities....................   2,425,986     855,409      (1,110,035)          (928)      (2,170,432)            --
                                              ---------     -------      ----------        -------       ----------      ---------
                                              2,425,986     860,066       4,074,691        188,331       (2,197,621)     5,351,453
                                              =========     =======      ==========        =======       ==========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Loans payable ............................                                 353,958          4,964                         358,922
 Senior notes .............................                 845,914                                                        845,914
 Senior subordinated notes ................                                 450,000                                        450,000
 Mortgage company
   warehouse loan..........................                                                 69,108                          69,108
 Customer deposits ........................                                 389,265                                        389,265
 Accounts payable .........................                                 202,884             34                         202,918
 Accrued expenses .........................                  14,152         537,220         87,227          (27,259)       611,340
 Income taxes payable .....................     149,964                                     (2,000)                        147,964
                                              ---------     -------      ----------        -------       ----------      ---------
   Total liabilities.......................     149,964     860,066       1,933,327        159,333          (27,259)     3,075,431
                                              ---------     -------      ----------        -------       ----------      ---------
Stockholders' equity
 Common stock .............................         776                                      2,003           (2,003)           776
 Additional paid-in capital ...............     251,646                       4,420          2,734           (7,154)       251,646
 Retained earnings ........................   2,051,056                   2,136,944         24,261       (2,161,205)     2,051,056
 Unearned compensation ....................        (834)                                                                      (834)
 Treasury stock, at cost ..................     (26,622)                                                                   (26,622)
                                              ---------     -------      ----------        -------       ----------      ---------
   Total stockholders' equity..............   2,276,022          --       2,141,364         28,988       (2,170,362)     2,276,022
                                              ---------     -------      ----------        -------       ----------      ---------
                                              2,425,986     860,066       4,074,691        188,331       (2,197,621)     5,351,453
                                              =========     =======      ==========        =======       ==========      =========

CONDENSED CONSOLIDATING BALANCE SHEET AT OCTOBER 31, 2004 ($ IN THOUSANDS)


                                                 TOLL                                       NON-
                                              BROTHERS,    SUBSIDIARY     GUARANTOR       GUARANTOR
                                                 INC.        ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              ---------    ----------   ------------    ------------    ------------   ------------
ASSETS
Cash and cash equivalents .................                                 456,836          8,998                         465,834
Marketable securities .....................                                 110,029          5,000                         115,029
Inventory .................................                               3,877,900            360                       3,878,260
Property, construction and office
  equipment, net...........................                                  42,431          9,998                          52,429
Receivables, prepaid expenses and
  other assets.............................                   4,929          94,052         63,740          (16,509)       146,212
Mortgage loans receivable .................                                                 99,914                          99,914
Customer deposits held
  in escrow................................                                  53,929                                         53,929
Investments in and advances
  to unconsolidated entities...............                                  93,971                                         93,971
Investments in and advances
  to consolidated entities.................   2,131,882     854,888      (1,098,623)        (3,403)      (1,884,744)            --
                                              ---------     -------      ----------        -------       ----------      ---------
                                              2,131,882     859,817       3,630,525        184,607       (1,901,253)     4,905,578
                                              =========     =======      ==========        =======       ==========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Loans payable ............................                                 335,920          4,460                         340,380
 Senior notes .............................                 845,665                                                        845,665
 Senior subordinated notes ................                                 450,000                                        450,000
 Mortgage company
  warehouse loan...........................                                                 92,053                          92,053
 Customer deposits ........................                                 291,424                                        291,424
 Accounts payable .........................                                 181,964              8                         181,972
 Accrued expenses .........................                  14,152         510,437         66,194          (16,581)       574,202
 Income taxes payable .....................     211,895                                     (2,000)                        209,895
                                              ---------     -------      ----------        -------       ----------      ---------
   Total liabilities.......................     211,895     859,817       1,769,745        160,715          (16,581)     2,985,591
                                              ---------     -------      ----------        -------       ----------      ---------
Stockholders' equity
 Common stock .............................         770                                      2,003           (2,003)           770
 Additional paid-in capital ...............     200,938                       4,420          2,734           (7,154)       200,938
 Retained earnings ........................   1,770,730                   1,856,360         19,155       (1,875,515)     1,770,730
 Treasury stock ...........................     (52,451)                                                                  (52,541)
                                              ---------     -------      ----------        -------       ----------      ---------
   Total stockholders' equity..............   1,919,987          --       1,860,780         23,892       (1,884,672)     1,919,987
                                              ---------     -------      ----------        -------       ----------      ---------
                                              2,131,882     859,817       3,630,525        184,607       (1,901,253)     4,905,578
                                              =========     =======      ==========        =======       ==========      =========

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE SIX MONTHS ENDED APRIL 30, 2005 ($ IN THOUSANDS) (UNAUDITED)


                                                 TOLL                                       NON-
                                              BROTHERS,    SUBSIDIARY     GUARANTOR       GUARANTOR
                                                 INC.        ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              ---------    ----------   ------------    ------------    ------------   ------------
Revenues:
 Home sales ...............................                               2,215,095                                      2,215,095
 Land sales ...............................                                  11,025                                         11,025
 Equity earnings ..........................                                   5,308                                          5,308
 Interest and other .......................                  25,705          14,717        21,943          (46,373)         15,992
 Earnings from subsidiaries ...............    451,840                                                    (451,840)             --
                                               -------       ------       ---------        ------         --------       ---------
                                               451,840       25,705       2,246,145        21,943         (498,213)      2,247,420
                                               -------       ------       ---------        ------         --------       ---------
Costs and expenses:
 Home sales ...............................                               1,514,952         2,306           (1,116)      1,516,142
 Land sales ...............................                                   6,095                                          6,095
 Selling, general and administrative ......         18          281         223,404        12,354          (12,634)        223,423
 Interest .................................                  25,424          49,854         1,142          (26,482)         49,938
                                               -------       ------       ---------        ------         --------       ---------
                                                    18       25,705       1,794,305        15,802          (40,232)      1,795,598
                                               -------       ------       ---------        ------         --------       ---------
Income before income taxes ................    451,822           --         451,840         6,141         (457,981)        451,822
Income taxes ..............................    171,496                      169,957         2,334         (172,291)        171,496
                                               -------       ------       ---------        ------         --------       ---------
Net income ................................    280,326           --         281,883         3,807         (285,690)        280,326
                                               -------       ------       ---------        ------         --------       ---------


CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE SIX MONTHS ENDED APRIL 30, 2004 ($ IN THOUSANDS) (UNAUDITED)


                                                 TOLL                                       NON-
                                              BROTHERS,    SUBSIDIARY     GUARANTOR       GUARANTOR
                                                 INC.        ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              ---------    ----------   ------------    ------------    ------------   ------------
Revenues:
 Home sales ...............................                               1,403,886                                      1,403,886
 Land sales ...............................                                   7,998                                          7,998
 Equity earnings ..........................                                   1,394                                          1,394
 Interest and other .......................                  20,872           3,502        15,042          (35,297)          4,119
 Earnings from subsidiaries ...............    193,494                                                    (193,494)             --
                                               -------       ------       ---------        ------         --------       ---------
                                               193,494       20,872       1,416,780        15,042         (228,791)      1,417,397
                                               -------       ------       ---------        ------         --------       ---------
Costs and expenses:
 Home sales ...............................                               1,005,951         1,781             (681)      1,007,051
 Land sales ...............................                                   6,806                                          6,806
 Selling, general and administrative ......          3          214         167,069         9,627          (10,366)        166,547
 Interest .................................                  20,658          35,712           579          (21,195)         35,754
 Expenses related to
   early retirement of debt................                                   7,748                                          7,748
                                               -------       ------       ---------        ------         --------       ---------
                                                     3       20,872       1,223,286        11,987          (32,242)      1,223,906
                                               -------       ------       ---------        ------         --------       ---------
Income before income taxes ................    193,491           --         193,494         3,055         (196,549)        193,491
Income taxes ..............................     70,969                       70,970         1,129          (72,099)         70,969
                                               -------       ------       ---------        ------         --------       ---------
Net income ................................    122,522           --         122,524         1,926         (124,450)        122,522
                                               -------       ------       ---------        ------         --------       ---------

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE THREE MONTHS ENDED APRIL 30, 2005 ($ IN THOUSANDS) (UNAUDITED)


                                                 TOLL                                       NON-
                                              BROTHERS,    SUBSIDIARY     GUARANTOR       GUARANTOR
                                                 INC.        ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              ---------    ----------   ------------    ------------    ------------   ------------
Revenues:
 Home sales ...............................                               1,225,998                                      1,225,998
 Land sales ...............................                                   9,800                                          9,800
 Equity earnings ..........................                                   3,373                                          3,373
 Interest and other .......................                  12,853           8,527        11,078          (23,349)          9,109
 Earnings from subsidiaries ...............    267,839                                                    (267,839)             --
                                               -------       ------       ---------        ------         --------       ---------
                                               267,839       12,853       1,247,698        11,078         (291,188)      1,248,280
                                               -------       ------       ---------        ------         --------       ---------
Costs and expenses:
 Home sales ...............................                                 830,154         1,201             (706)        830,649
 Land sales ...............................                                   5,316                                          5,316
 Selling, general and administrative ......          8          141         116,319         6,444           (6,554)        116,358
 Interest .................................                  12,712          28,070           601          (13,257)         28,126
                                               -------       ------       ---------        ------         --------       ---------
                                                     8       12,853         979,859         8,246          (20,517)        980,449
                                               -------       ------       ---------        ------         --------       ---------
Income before income taxes ................    267,831           --         267,839         2,832         (270,761)        267,831
Income taxes ..............................     97,698                       99,843         1,058         (100,901)         97,698
                                               -------       ------       ---------        ------         --------       ---------
Net income ................................    170,133           --         167,996         1,774         (169,770)        170,133
                                               -------       ------       ---------        ------         --------       ---------


CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE THREE MONTHS ENDED APRIL 30, 2004 ($ IN THOUSANDS) (UNAUDITED)


                                                 TOLL                                       NON-
                                              BROTHERS,    SUBSIDIARY     GUARANTOR       GUARANTOR
                                                 INC.        ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              ---------    ----------   ------------    ------------    ------------   ------------
Revenues:
 Home sales ...............................                                814,309                                        814,309
 Land sales ...............................                                  2,011                                          2,011
 Equity earnings ..........................                                    729                                            729
 Interest and other .......................                  11,025          2,112          8,695          (19,396)         2,436
 Earnings from subsidiaries ...............    114,524                                                    (114,524)            --
                                               -------       ------        -------          -----         --------        -------
                                               114,524       11,025        819,161          8,695         (133,920)       819,485
                                               -------       ------        -------          -----         --------        -------
Costs and expenses:
 Home sales ...............................                                584,072            932             (381)       584,623
 Land sales ...............................                                  1,503                                          1,503
 Selling, general and administrative ......          3          118         90,138          5,191           (5,556)        89,894
 Interest .................................                  10,907         21,176            364          (11,251)        21,196
 Expenses related to
   early retirement of debt................                                  7,748                                          7,748
                                               -------       ------        -------          -----         --------        -------
                                                     3       11,025        704,637          6,487          (17,188)       704,964
                                               -------       ------        -------          -----         --------        -------
Income before income taxes ................    114,521           --        114,524          2,208         (116,732)       114,521
Income taxes ..............................     42,083                      42,084            816          (42,900)        42,083
                                               -------       ------        -------          -----         --------        -------
Net income ................................     72,438           --         72,440          1,392          (73,832)        72,438
                                               -------       ------        -------          -----         --------        -------

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED APRIL 30, 2005 ($ IN THOUSANDS) (UNAUDITED)

                                                 TOLL                                       NON-
                                              BROTHERS,    SUBSIDIARY     GUARANTOR       GUARANTOR
                                                 INC.        ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              ---------    ----------   ------------    ------------    ------------   ------------
Cash flow from operating activities:
 Net income ...............................     280,326                     281,883          3,807        (285,690)        280,326
 Adjustments to reconcile net income to
  net cash used in operating activities:
   Depreciation and amortization...........                    249            7,874            855                           8,978
   Amortization of initial benefit
    obligation.............................                                   1,901                                          1,901
   Equity earnings in unconsolidated
    entities...............................                                  (5,308)                                        (5,308)
   Deferred tax provision..................      12,993                                                                     12,993
   Provision for inventory write-offs......                                   2,554                                          2,554
   Changes in operating assets and liabilities:
    (Increase) decrease in inventory ......                                (380,207)            35                        (380,172)
    Origination of mortgage loans .........                                               (368,422)                       (368,422)
    Sale of mortgage loans ................                                                389,672                         389,672
    (Increase) decrease in receivables,
     prepaid expenses and other assets ....    (294,104)      (249)          12,160        (19,568)        296,369          (5,392)
    Increase in customer deposits .........                                  75,089                                         75,089
    Increase in accounts
     payable and accrued expenses .........      30,397                      43,901         21,059         (10,679)         84,678
    Decrease in current income taxes
     payable ..............................     (26,097)                                                                   (26,097)
                                               --------       ----       ----------       --------        --------      ----------
     Net cash provided by
       operating activities................       3,515         --           39,847         27,438              --          70,800
                                               --------       ----       ----------       --------        --------      ----------
Cash flow from investing activities:
 Purchase of property and equipment, net ..                                 (14,715)        (3,735)                        (18,450)
 Purchase of marketable securities ........                              (1,970,588)                                    (1,970,588)
 Sale of marketable securities ............                               2,080,617          5,000                       2,085,617
 Investments in unconsolidated affiliate ..                                 (19,933)                                       (19,933)
 Distributions from unconsolidated
  entities.................................                                   5,015                                          5,015
                                               --------       ----       ----------       --------        --------      ----------
     Net cash provided by investing
       activities .........................          --         --           80,396          1,265              --          81,661
                                               --------       ----       ----------       --------        --------      ----------
Cash flow from financing activities:
 Proceeds from loans payable ..............                                 159,886        337,162                         497,048
 Principal payments of loans payable ......                                (185,557)      (359,603)                       (545,160)
 Proceeds from stock based benefit plans ..      27,123                                                                     27,123
 Unearned stock compensation ..............        (834)                                                                      (834)
 Purchase of restricted shares ............         886                                                                        886
 Purchase of treasury stock ...............     (30,690)                                                                   (30,690)
                                               --------       ----       ----------       --------        --------      ----------
     Net cash used in
       financing activities ...............      (3,515)        --          (25,671)       (22,441)                        (51,627)
                                               --------       ----       ----------       --------        --------      ----------
Net increase in cash
 and cash equivalents .....................          --         --           94,572          6,262              --         100,834
Cash and cash equivalents, beginning of
  period...................................                                 456,836          8,998                         465,834
                                               --------       ----       ----------       --------        --------      ----------
Cash and cash equivalents, end of period ..          --         --          551,408         15,260              --         566,668
                                               ========       ====       ==========       ========        ========      ==========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED APRIL 30, 2004 ($ IN THOUSANDS) (UNAUDITED)

                                                 TOLL                                       NON-
                                              BROTHERS,    SUBSIDIARY     GUARANTOR       GUARANTOR
                                                 INC.        ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              ---------    ----------   ------------    ------------    ------------   ------------
Cash flow from operating activities:
 Net income ...............................     122,522                     122,524          1,926        (124,450)        122,522
 Adjustments to reconcile net income to
  net cash used in operating activities:
   Depreciation and amortization...........                      167          6,311            858                           7,336
   Equity earnings in unconsolidated
     entities..............................                                  (1,394)                                        (1,394)
   Deferred tax provision..................       3,600                                                                      3,600
   Provision for inventory write-offs......                                   1,225                                          1,225
   Write-off of unamortized debt issuance
    costs .................................                                     841                                            841
   Changes in operating assets and
    liabilities:
    Increase in inventory .................                                (476,616)          (250)                       (476,866)
    Origination of mortgage loans .........                                               (313,592)                       (313,592)
    Sale of mortgage loans ................                                                 293,049                         293,049
    (Increase) decrease in receivables,
     prepaid expenses and other assets ....    (162,353)    (299,844)       323,800        (12,848)        131,600         (19,645)
    Increase in customer deposits .........                                  58,732                                         58,732
    Increase in accounts
     payable and accrued expenses .........      21,590        2,245         43,452         14,039          (7,150)         74,176
    Increase in current
     income taxes payable .................      12,784                                          9                          12,793
                                               --------     --------     ----------       --------        --------      ----------
     Net cash provided by (used in)
       operating activities................      (1,857)    (297,432)        78,875        (16,809)             --        (237,223)
                                               --------     --------     ----------       --------        --------      ----------
Cash flow from investing activities:
 Purchase of property and equipment, net ..                                  (7,563)          (504)                         (8,067)
 Purchase of marketable securities ........                              (1,169,177)                                    (1,169,177)
 Sale of marketable securities ............                               1,254,805                                      1,254,805
 Investments in and advances to
   unconsolidated entities.................                                 (30,359)                                       (30,359)
 Distributions from unconsolidated
  entities.................................                                   2,450                                          2,450
                                               --------     --------     ----------       --------        --------      ----------
     Net cash provided by (used in)
        investing activities                         --           --         50,156           (504)             --          49,652
                                               --------     --------     ----------       --------        --------      ----------
Cash flow from financing activities:
 Proceeds from loans payable ..............                                 160,542        268,066                         428,608
 Principal payments of loans payable ......                                (173,583)      (248,861)                       (422,444)
 Net proceeds from issuance of
   senior notes ...........................                  297,432                                                       297,432
 Redemption of subordinated notes .........                                (170,000)                                      (170,000)
 Proceeds from stock based benefit plans ..      10,820                                                                     10,820
 Purchase of treasury stock ...............      (8,963)                                                                    (8,963)
                                               --------     --------     ----------       --------        --------      ----------
     Net cash provided by (used in)
        financing activities                      1,857      297,432       (183,041)        19,205              --         135,453
                                               --------     --------     ----------       --------        --------      ----------
Net (decrease) increase in cash
 and cash equivalents .....................          --           --       (54,010)          1,892              --        (52,118)
Cash and cash equivalents, beginning of
  period...................................                                 226,331          8,175                         234,506
                                               --------     --------     ----------       --------        --------      ----------
Cash and cash equivalents, end of period ..          --           --        172,321         10,067              --         182,388
                                               ========     ========     ==========       ========        ========      ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   Revenues for the six-month and three-month periods ended April 30, 2005 increased by 59% and 52%, respectively, compared to the comparable periods of fiscal 2004. Net income for the six-month and three-month periods ended
April 30, 2005 increased by 129% and 135%, respectively, compared to the comparable periods of fiscal 2004. In addition, our backlog, homes under contract but not yet delivered, at April 30, 2005 of $5.87 billion (8,561 homes) was up by 57% over our backlog at April 30, 2004. We believe backlog is a useful predictor of future results because for each home included in backlog, we have a binding signed agreement of sale with a non-refundable cash deposit averaging approximately 7% of the purchase price from our buyer, and over the next nine to twelve months we expect to deliver many of the homes in backlog and recognize the revenues and related income. Although our unit deliveries for the three-month period ended April 30, 2005 were slightly below the low end of our expected range of deliveries for the quarter ended April 30, 2005, we still expect that the total number of homes closed for fiscal 2005 will be between 8,100 and 8,400 homes, with an average delivered price between $645,000 and $655,000. We estimate that net income will grow approximately 70% in fiscal 2005 as compared to fiscal 2004. We also believe that, due to the continuing strong demand for our homes, a recovering economy, our diversified offerings in the luxury move-up, active-adult, and empty-nester urban and suburban niches, and our growing portfolio of well-positioned communities in upscale markets, fiscal 2006 will be another record year.

   Geographic and product diversification, access to lower-cost capital, a versatile and abundant home mortgage market and improving demographics are promoting strong and steady demand for those builders who can control land and persevere through the increasingly difficult regulatory approval process. This evolution in our industry favors the large, publicly traded home building companies with the capital and expertise to control home sites and gain market share. We currently own or control more than 68,000 home sites in 47 markets we consider to be affluent, a substantial number of which sites already have the approvals necessary for development. We believe that as the approval process becomes more difficult, and as the political pressure from no-growth proponents increases, our expertise in taking land through the approval process and our already approved land positions should allow us to continue to grow for a number of years to come.

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

   Our revenues have grown on average over 20% per year in the last decade. We have funded this growth through the reinvestment of profits, bank borrowings and capital market transactions. At April 30, 2005, we had $566.7 million of cash and cash equivalents and approximately $991.9 million available under our bank revolving credit facility which extends to July 15, 2009. In addition, a significant portion of our debt does not mature until 2009 and beyond which we believe gives us a stable financial platform on which to grow. In June 2005, we issued $300 million of 5.15% Senior Notes due 2015. The proceeds from this offering are expected to be used to redeem all of our $100 million of 8% Senior Subordinated Notes due 2009 and were used to repay a portion of our $222.5 million term loan on June 3, 2005. With these resources, our strong cash flow from operations before inventory growth, and our history of success in accessing the public debt markets, we believe we have the resources available to continue to grow in fiscal 2005 and beyond.

CRITICAL ACCOUNTING POLICIES

   We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

INVENTORY

   Inventory is stated at the lower of cost or fair value in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). In addition to direct acquisition, land development and home construction costs, costs include interest, real estate taxes and direct overhead costs related to development and construction, which are capitalized to inventories during the period beginning with the commencement of development and ending with the completion of construction.

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

   In addition, we review all land held for future communities or future sections of current communities, whether owned or under contract, to determine whether or not we expect to proceed with the development of the land as planned. Based upon this review, we decide: (a) as to land that is under a purchase contract but not owned, whether the contract will likely be terminated or renegotiated and (b) as to land we own, whether the land will likely be developed as contemplated or in an alternative manner, or should be sold. We then further determine which costs that have been capitalized to the property are recoverable and which costs should be written off. We incurred $2.6 million and $.3 million in write-offs of costs related to current and future communities in the six-month and three-month periods ended April 30, 2005, respectively, as compared to $1.2 million and $.3 million in the comparable periods of fiscal 2004.

INCOME RECOGNITION

   Revenues and cost of sales are recorded at the time each home or home site is delivered and title and possession are transferred to the buyer.

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

OFF-BALANCE SHEET ARRANGEMENTS

   We have investments in and advances to several joint ventures and to Toll Brothers Realty Trust Group (the "Trust"). At April 30, 2005, we had investments in and advances to these unconsolidated entities of $114.2 million, were committed to invest or advance an additional $114.5 million to these entities if needed and had guaranteed approximately $78.6 million of these entities' indebtedness. See Note 3 to the Condensed Consolidated Financial Statements, "Investments in and Advances to Unconsolidated Entities" for more information regarding these entities. Our total commitment to these entities is not material to our financial condition. Investments in 20%-to-50% owned entities are accounted for using the equity method. Investments in less than 20%-owned entities are accounted for on the cost method.

RESULTS OF OPERATIONS

   The following table sets forth, for the six-month and three-month periods ended April 30, 2005 and 2004, a comparison of certain income statement items related to our operations ($ in millions):


                                                                  SIX MONTHS ENDED APRIL 30,         THREE MONTHS ENDED APRIL 30,
                                                                --------------------------------    ------------------------------
                                                                    2005              2004               2005             2004
                                                                --------------    --------------    --------------    ------------
                                                                  $        %        $        %        $        %       $       %
                                                               -------    ----   -------    ----   -------    ----   -----    ----
Home sales
 Revenues ..................................................   2,215.1           1,403.9           1,226.0           814.3
 Cost of sales .............................................   1,516.1    68.4%  1,007.1    71.7%    830.6    67.8%  584.6    71.8%
Land sales
 Revenues ..................................................      11.0               8.0               9.8             2.0
 Cost of sales .............................................       6.1    55.3%      6.8    85.1%      5.3    54.2%    1.5    74.7%
Equity earnings in
 unconsolidated entities ...................................       5.3               1.4               3.4             0.7
Interest and other .........................................      16.0               4.1               9.1             2.4
Total revenues .............................................   2,247.4           1,417.4           1,248.3           819.5
Selling, general and
 administrative expenses* ..................................     223.4     9.9%    166.5    11.8%    116.4     9.3%   89.9    11.0%
Interest expense* ..........................................      49.9     2.2%     35.8     2.5%     28.1     2.3%   21.2     2.6%
Expenses related to early
 retirement of debt* .......................................         -               7.7     0.5%        -             7.7     0.9%
Total costs and expenses* ..................................   1,795.6    79.9%  1,223.9    86.3%    980.4    78.5%  705.0    86.0%
Income before
 income taxes* .............................................     451.8    20.1%    193.5    13.7%    267.8    21.5%  114.5    14.0%
Income taxes ...............................................     171.5              71.0              97.7            42.1
Net income* ................................................     280.3    12.5%    122.5     8.6%    170.1    13.6%   72.4     8.8%

---------------
*   Percentages are based on total revenues.
Note: Amounts may not add due to rounding.

HOME SALES

   Home sales revenues for the six-month and three-month periods ended April 30, 2005 were higher than those for the comparable periods of 2004 by approximately $811.2 million, or 58%, and $411.7 million, or 51%, respectively. The increase in the six-month period was attributable to a 37% increase in the number of homes delivered and a 15% increase in the average price of the homes delivered. The increase in the three-month period was attributable to a 31% increase in the number of homes delivered and a 15% increase in the average price of the homes delivered. The increase in the average price of the homes delivered in the fiscal 2005 periods was the result of increased selling prices and a shift in the location of homes delivered to more expensive areas. The increase in the number of homes delivered in the fiscal 2005 periods was primarily due to the higher backlog of homes at October 31, 2004 as compared to October 31, 2003, which was primarily the result of a 42% increase in the number of new contracts signed in fiscal 2004 over fiscal 2003.

   The value of new sales contracts signed in the six months ended April 30, 2005 was $3.65 billion (5,354 homes), a 46% increase over the $2.50 billion (4,107 homes) value of new sales contracts signed in the comparable period of fiscal 2004. The value of new sales contracts signed in the three months ended April 30, 2005 was $2.20 billion (3,181 homes), a 38% increase over the $1.60 billion (2,595 homes) value of new sales contracts signed in the comparable period of fiscal 2004. The increase in the six-month period was attributable to a 30% increase in the number of new contracts signed and a 12% increase in the average value of each contract (due primarily to the location and size of homes sold and increases in base selling prices). The increase in the three-month period was attributable to a 23% increase in the number of new contracts signed and a 12% increase in the average value of each contract (due primarily to the location and size of homes sold and increases in base selling prices). The increase in the number of new contracts signed is attributable to the continued demand for our product and an increase in the number of communities from which we are selling. At April 30, 2005, we were selling from 227 communities compared to 205 communities at April 30, 2004 and 220 communities at October 31, 2004.

   We believe that the demand for our product is attributable to an increase in the number of affluent households, the maturation of the baby boom generation, a constricted supply of available new home sites, attractive mortgage rates and the belief of potential customers that the purchase of a home is a stable investment in the recent period of economic uncertainty. At April 30, 2005, we had over 68,000 home sites under our control nationwide in markets we consider to be affluent.

   At April 30, 2005, our backlog of homes under contract was $5.87 billion (8,561 homes), 57% higher than the $3.73 billion (6,211 homes) backlog at April 30, 2004. The increase in backlog at April 30, 2005 compared to the backlog at April 30, 2004 is primarily attributable to a higher backlog at October 31, 2004 as compared to the backlog at October 31, 2003 and the increase in the value and number of new contracts signed in the first six months of fiscal 2005 as compared to the comparable period of fiscal 2004, offset, in part, by an increase in the number of homes delivered in the first six months of fiscal 2005 compared to the comparable period of fiscal 2004. Based on the size and the expected delivery dates of our current backlog, we believe that we will deliver between 8,100 and 8,400 homes in fiscal 2005 and that the average delivered price of those homes will be between $645,000 and $655,000.

   Home costs as a percentage of home sales revenues decreased by 330 basis points (3.30%) and 400 basis points in the six-month and three-month periods ended April 30, 2005, respectively, compared to the comparable periods of fiscal 2004. The decreases were largely the result of selling prices increasing at a greater rate than costs, as well as from efficiencies realized from the increased number of homes delivered. For the full 2005 fiscal year, we expect that home costs as a percentage of home sales revenues will decrease by 330 to 350 basis points compared to the full 2004 fiscal year due to selling prices continuing to increase at a greater rate than costs, as well as from efficiencies realized from the increase in the number of homes to be delivered in fiscal 2005 as compared to fiscal 2004.

LAND SALES

   We are developing several communities in which we sell a portion of the land to other builders. The amount of land sales and the profitability of such sales will vary from quarter to quarter depending upon the timing of the delivery of the specific land parcels sold. Land sales were $11.0 million for the six months ended April 30, 2005 and $9.8 million for the three months ended April 30, 2005. For the six-month and three-month periods ended April 30, 2004, land sales were $8.0 million and $2.0 million, respectively. For the full 2005 fiscal year, land sales are expected to be approximately $29.0 million, compared to $22.5 million in fiscal 2004. Cost of land sales is expected to be approximately 72% of land sales revenues in fiscal 2005, as compared to approximately 70% in fiscal 2004.

EQUITY EARNINGS IN UNCONSOLIDATED ENTITIES

   We are a participant in several joint ventures and in the Trust. We recognize our proportionate share of the earnings from these entities. (See
Note 3 to the Condensed Consolidated Financial Statements, "Investments in and Advances to Unconsolidated Entities" for more information regarding our investments in and commitments to these entities.) Earnings from these entities will vary significantly from quarter to quarter depending on the level of activity of each entity during the period. For the six months ended April 30, 2005, we recognized $5.3 million of earnings from unconsolidated entities as compared to $1.4 million in the comparable period of fiscal 2004. For the three months ended April 30, 2005, we recognized $3.4 million of earnings from unconsolidated entities as compared to $.7 million in the comparable period of fiscal 2004. For the full 2005 fiscal year, we expect to realize approximately $12.0 million of earnings from our investments in the joint ventures and the Trust compared to $15.7 million in fiscal 2004.

INTEREST AND OTHER INCOME

   For the six months ended April 30, 2005, interest and other income was $16.0 million, an increase of $11.9 million from the $4.1 million recognized in the comparable period of fiscal 2004. For the three months ended April 30, 2005, interest and other income was $9.1 million, an increase of $6.7 million from the $2.4 million recognized in the comparable period of fiscal 2004. This increase was primarily the result of higher interest income, higher management and construction fee income and higher income realized from our ancillary businesses in the fiscal 2005 periods. For the full 2005 fiscal year, we expect interest and other income to be approximately $30.0 million compared to $15.4 million in fiscal 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

   SG&A spending increased by $56.9 million, or 34%, in the six-month period ended April 30, 2005 and by $26.5 million, or 29%, in the three-month period ended April 30, 2005, compared to the comparable periods of fiscal 2004. The increased spending was principally due to the costs incurred to support the 59% and 52% increases in revenues in the six-month and three-month periods of fiscal 2005, respectively, compared to the comparable periods of fiscal 2004, the costs associated with the increased number of communities from which we were selling during the fiscal 2005 periods as compared to the comparable periods of fiscal 2004 and the continued costs incurred in the search for new land to replace the home sites that were sold during the period and to expand our land position to enable us to grow in the future. For the full 2005 fiscal year, we expect that SG&A as a percentage of revenues will decrease by 40 to 55 basis points compared to the full 2004 fiscal year.

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

   Interest expense as a percentage of revenues was approximately 2.2% and 2.3% of revenues in the six-month and three-month periods of fiscal 2005, respectively, compared to 2.5% and 2.6% in the comparable periods of fiscal 2004

   For the full 2005 fiscal year, we expect interest expense as a percentage of total revenues to be approximately 2.2% as compared to 2.4% in fiscal 2004.

INCOME BEFORE INCOME TAXES

   For the six-month period ended April 30, 2005, income before taxes was $280.3 million, an increase of 129% over the $122.5 million earned in the comparable period of fiscal 2004. For the three-month period ended April 30, 2005, income before taxes was $170.1 million, an increase of 135% over the $72.4 million earned in the comparable period of fiscal 2004.

INCOME TAXES

   Income taxes were provided at an effective rate of 38.0% and 36.5% for the six-month and three-month periods ended April 30, 2005, respectively. For each of the six-month and three-month periods of fiscal 2004, income taxes were provided at an effective rate of 36.7%. The difference in rates in fiscal 2005 compared to the comparable periods of fiscal 2004 was due primarily to a change in our estimated Base Rate for the fiscal 2005 periods and the impact of recomputing our net deferred tax liability using the new Base Rate. The change in the Base Rate was due to the combination of changes in tax legislation and regulations and an expected shift in income to states with higher tax rates in fiscal 2005. See Note 7 to the Condensed Consolidated Financial Statements, "Income Taxes" for additional information regarding the change in the income tax rates and the impact on the financial statements.

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

   Cash flow from operating activities, before inventory additions, has improved as operating results have improved. One of the main factors that determines cash flow from operating activities, before inventory additions, is the level of revenues from the delivery of homes and land sales. We anticipate that cash flow from operating activities, before inventory additions, will continue to be strong in fiscal 2005 due to the expected increase in home deliveries in fiscal 2005, as compared to fiscal 2004. We expect that our inventory will continue to increase and we are currently negotiating and searching for additional opportunities to obtain control of land for future communities. At April 30, 2005, we had commitments to acquire land of approximately $2.6 billion, of which approximately $149.3 million had been paid or deposited (See Note 11. to the Condensed Consolidated Financial Statements, "Commitments and Contingencies" for more information concerning these commitments). We have used our cash flow from operating activities, before inventory additions, bank borrowings and the proceeds of public debt and equity offerings to: acquire additional land for new communities; fund additional expenditures for land development; fund construction costs needed to meet the requirements of our increased backlog and the increasing number of communities in which we are offering homes for sale; repurchase our stock; and repay debt.

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

   In June 2005, we issued $300 million of 5.15% Senior Notes due 2015. We expect to use the net proceeds from the issuance of the notes to redeem all of our $100 million Senior Subordinated Notes due 2009 and have used the remainder to repay a portion of our $222.5 million bank term loan which was repaid in full on June 3, 2005. On May 31, 2005, we gave notice to the trustee of our 8% Senior Subordinated Notes due 2009 that we will redeem the $100 million of outstanding notes on June 30, 2005. We expect to recognize a charge of approximately $4.2 million related to the redemption of the notes and repayment of the term loan in our quarter ending July 31, 2005.

   We have a $1.18 billion bank credit facility which extends through July 2009. At April 30, 2005, we did not have any borrowings under the facility and had approximately $188.1 million of letters of credit outstanding under it.

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

                                  HOUSING DATA
                                ($ IN MILLIONS)



                                                                                                     SIX MONTHS ENDED APRIL 30,
CLOSINGS                                                                                         ----------------------------------
                                                                                                 2005     2004     2005       2004
                                                                                                -----    -----    -------   -------
REGION                                                                                          UNITS    UNITS       $         $
 --------------------------------------------------------------------------------------------   -----    -----    -------   -------
Northeast (CT,MA,NH,NJ,NY,RI) ...............................................................     483      399      263.6     229.4
Mid-Atlantic (DE,MD,PA,VA) ..................................................................   1,422      939      845.6     475.5
Midwest (IL,MI,OH) ..........................................................................     236      171      146.1      99.6
Southeast (FL,NC,SC,TN) .....................................................................     352      313      189.7     145.1
Southwest (AZ,CO,NV,TX) .....................................................................     553      339      344.8     189.2
West (CA) ...................................................................................     456      387      425.3     265.1
                                                                                                -----    -----    -------   -------
   Total consolidated entities...............................................................   3,502    2,548    2,215.1   1,403.9
   Unconsolidated entities...................................................................     150       11       64.9       3.4
                                                                                                -----    -----    -------   -------
                                                                                                3,652    2,559    2,280.0   1,407.3
                                                                                                =====    =====    =======   =======



                                                                                                     SIX MONTHS ENDED APRIL 30,
NEW CONTRACTS                                                                                    ----------------------------------
                                                                                                 2005     2004     2005       2004
                                                                                                -----    -----    -------   -------
REGION                                                                                          UNITS    UNITS       $         $
 --------------------------------------------------------------------------------------------   -----    -----    -------   -------
Northeast (CT,MA,NH,NJ,NY,RI) ...............................................................     814      504      519.5     300.3
Mid-Atlantic (DE,MD,PA,VA) ..................................................................   1,944    1,438    1,255.5     799.6
Midwest (IL,MI,OH) ..........................................................................     324      307      222.4     184.0
Southeast (FL,NC,SC,TN) .....................................................................     844      442      467.7     216.8
Southwest (AZ,CO,NV,TX) .....................................................................     945      658      657.8     391.8
West (CA) ...................................................................................     483      758      524.7     610.3
                                                                                                -----    -----    -------   -------
   Total consolidated entities...............................................................   5,354    4,107    3,647.6   2,502.8
   Unconsolidated entities...................................................................     159       10      100.7       3.2
                                                                                                -----    -----    -------   -------
                                                                                                5,513    4,117    3,748.3   2,506.0
                                                                                                =====    =====    =======   =======


                                                                                                     THREE MONTHS ENDED APRIL 30,
CLOSINGS                                                                                           --------------------------------
                                                                                                   2005     2004     2005      2004
                                                                                                  -----    -----    -------   -----
REGION                                                                                            UNITS    UNITS       $        $
 ----------------------------------------------------------------------------------------------   -----    -----    -------   -----
Northeast (CT,MA,NH,NJ,NY,RI) .................................................................     254      216      140.3   124.8
Mid-Atlantic (DE,MD,PA,VA) ....................................................................     759      534      458.7   274.1
Midwest (IL,MI,OH) ............................................................................     141       99       89.1    58.6
Southeast (FL,NC,SC,TN) .......................................................................     197      192      105.4    91.5
Southwest (AZ,CO,NV,TX) .......................................................................     305      190      188.9   107.4
West (CA) .....................................................................................     256      232      243.6   157.9
                                                                                                  -----    -----    -------   -----
   Total consolidated entities.................................................................   1,912    1,463    1,226.0   814.3
   Unconsolidated entities.....................................................................      87        6       38.4     1.9
                                                                                                  -----    -----    -------   -----
                                                                                                  1,999    1,469    1,264.4   816.2
                                                                                                  =====    =====    =======   =====



                                                                                                    THREE MONTHS ENDED APRIL 30,
NEW CONTRACTS                                                                                    ----------------------------------
                                                                                                 2005     2004     2005       2004
                                                                                                -----    -----    -------   -------
REGION                                                                                          UNITS    UNITS       $         $
 --------------------------------------------------------------------------------------------   -----    -----    -------   -------
Northeast (CT,MA,NH,NJ,NY,RI) ...............................................................     495      282      318.8     162.5
Mid-Atlantic (DE,MD,PA,VA) ..................................................................   1,177      911      784.1     515.8
Midwest (IL,MI,OH) ..........................................................................     212      187      144.4     112.3
Southeast (FL,NC,SC,TN) .....................................................................     463      268      262.3     131.3
Southwest (AZ,CO,NV,TX) .....................................................................     579      425      403.5     248.3
West (CA) ...................................................................................     255      522      291.4     429.8
                                                                                                -----    -----    -------   -------
   Total consolidated entities...............................................................   3,181    2,595    2,204.5   1,600.0
   Unconsolidated entities...................................................................     123        5       85.2       1.6
                                                                                                -----    -----    -------   -------
                                                                                                3,304    2,600    2,289.7   1,601.6
                                                                                                =====    =====    =======   =======



                                                                                                             APRIL 30,
BACKLOG                                                                                          ----------------------------------
                                                                                                 2005     2004     2005       2004
                                                                                                -----    -----    -------   -------
REGION                                                                                          UNITS    UNITS       $         $
 --------------------------------------------------------------------------------------------   -----    -----    -------   -------
Northeast (CT,MA,NH,NJ,NY,RI) ...............................................................   1,359    1,037      855.4     590.4
Mid-Atlantic (DE,MD,PA,VA) ..................................................................   2,767    2,173    1,782.3   1,161.2
Midwest (IL,MI,OH) ..........................................................................     534      430      360.6     247.7
Southeast (FL,NC,SC,TN) .....................................................................   1,218      540      741.4     289.9
Southwest (AZ,CO,NV,TX) .....................................................................   1,743    1,028    1,162.7     599.5
West (CA) ...................................................................................     940    1,003      964.0     842.2
                                                                                                -----    -----    -------   -------
   Total consolidated entities...............................................................   8,561    6,211    5,866.4   3,730.9
   Unconsolidated entities...................................................................     183       14      111.7       4.5
                                                                                                -----    -----    -------   -------
                                                                                                8,744    6,225    5,978.1   3,735.4
                                                                                                =====    =====    =======   =======

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

   The table below sets forth, at April 30, 2005, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):


                                                                                FIXED-RATE DEBT (2)        VARIABLE-RATE DEBT(1)(3)
                                                                             --------------------------    ------------------------
                                                                                             WEIGHTED                    WEIGHTED
FISCAL YEAR OF                                                                               AVERAGE                     AVERAGE
EXPECTED MATURITY                                                             AMOUNT      INTEREST RATE     AMOUNT    INTEREST RATE
 ------------------------------------------------------------------------   ----------    -------------    --------   -------------
2005 ....................................................................     $257,053         7.43%        $69,108        4.09%
2006 ....................................................................       36,040         5.39%           150         2.57%
2007 ....................................................................       54,312         6.84%           150         2.57%
2008 ....................................................................        5,011         6.02%           150         2.57%
2009 ....................................................................      101,396         7.98%           150         2.57%
Thereafter ..............................................................    1,200,800         6.60%         3,710         2.57%
Discount ................................................................       (4,086)
                                                                            ----------                     -------
   Total.................................................................   $1,650,526         6.80%       $73,418         4.00%
                                                                            ==========                     =======
Fair value at
April 30, 2005 ..........................................................   $1,708,840                     $73,418
                                                                            ==========                     =======

---------------
(1) At April 30, 2005, we had a $1.18 billion unsecured revolving credit facility with 29 banks which extends to July 2009. At April 30, 2005, we had no borrowings and approximately $188.1 million of letters of credit outstanding under the facility. At April 30, 2005, interest was payable on borrowings under this facility at .625% (subject to adjustment based upon our debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time.
(2) In June 2005, one of our subsidiaries issued $300 million of 5.15% Senior Notes due 2015. The proceeds from the sale are expected to be used to redeem all of our $100 million of Senior Subordinated Notes due 2009 on June 30, 2005 and the remainder was used to repay a portion of our $222.5 million bank term loan.
(3) One of our subsidiaries has a $125 million line of credit with three banks to fund mortgage originations. The line is due within 90 days of demand by the banks and bears interest at the banks' overnight rate plus an agreed upon margin. At April 30, 2005, the subsidiary had $69.1 million outstanding under the line at an average interest rate of 4.09 %. Borrowing under this line is included in the 2005 fiscal year maturities.

   Based upon the amount of variable rate debt outstanding at April 30, 2005 and holding the variable rate debt balance constant, each one percentage point increase in interest rates would increase our interest costs by approximately $.7 million per year.

ITEM 4. CONTROLS AND PROCEDURES

   A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

   Our chief executive officer and chief financial officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report (the "Evaluation Date"). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

   There has not been any change in our internal control over financial reporting during our quarter ended April 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   During the three months ended April 30, 2005, we repurchased the following shares of our common stock (amounts in thousands, except per share amounts):


                                                                                                                      MAXIMUM
                                                                                               TOTAL NUMBER            NUMBER
                                                                                                 OF SHARES           OF SHARES
                                                                                               PURCHASED AS           THAT MAY
                                                                     TOTAL         AVERAGE       PART OF A             YET BE
                                                                   NUMBER OF        PRICE        PUBLICLY            PURCHASED
                                                                     SHARES       PAID PER       ANNOUNCED           UNDER THE
PERIOD                                                           PURCHASED (1)     SHARE $    PLAN OR PROGRAM   PLAN OR PROGRAM (2)
 -------------------------------------------------------------   -------------    --------    ---------------   -------------------
February 1, 2005 February 28, 2005 ...........................          2           83.56             2                9,268
March 1, 2005 to March 31, 2005 ..............................         66           76.08            66                9,202
April 1, 2005 to April 30, 2005 ..............................        340           74.69           339                8,863
                                                                      ---                           ---
   Total......................................................        408           74.97           407
                                                                      ===                           ===

---------------
(1) Pursuant to the provisions of our stock option plans, participants are permitted to use the value of our common stock that they own to pay for the exercise of options. During the three months ended April 30, 2005, we received 1,263 shares with an average fair market value per share of $80.12 for the exercise of stock options. These shares are included in the table above.
(2) On March 26, 2003, we announced that our Board of Directors had authorized the repurchase of up to 10 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.

   Except as set forth above, we did not repurchase any of our equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Our 2005 Annual Meeting of Stockholders was held on March 17, 2005.

   The following proposals were submitted to and approved by stockholders at the 2005 Annual Meeting. There were 73,287,800 shares of Common Stock eligible to vote at the 2005 Annual Meeting.

1. The election of three directors to hold office until the 2008 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.


                   NOMINEE                          FOR       WITHHELD AUTHORITY
 --------------------------------------------    ----------   ------------------
Robert I. Toll                                   70,184,262        1,373,941
Bruce E. Toll                                    69,729,824        1,828,379
Joel H. Rassman                                  69,826,880        1,731,324


   The directors whose term of office continued subsequent to the 2005 Annual Meeting of Stockholders were: Zvi Barzilay, Robert S. Blank, Edward G. Boehne, Richard J. Braemer, Roger S. Hillas, Carl B. Marbach, Stephen A. Novick and Paul E. Shapiro.

2. The approval of amendments to the Company's Certificate of Incorporation to increase the authorized shares of the Company's capital stock.


                           FOR                                AGAINST    ABSTAIN
 --------------------------------------------------------    ---------   -------
44,053,200                                                   7,600,044    40,844


3. The approval of an amendment to the Toll Brothers, Inc. Cash Bonus Plan.


                           FOR                                AGAINST    ABSTAIN
 --------------------------------------------------------    ---------   -------
47,534,166                                                   4,079,587    43,317


4. The approval of an amendment to the Toll Brothers, Inc. Executive Officer Cash Bonus Plan.


                           FOR                                AGAINST    ABSTAIN
 --------------------------------------------------------    ---------   -------
49,836,994                                                   1,769,630    76,075


5. The approval of the re-appointment of Ernst & Young LLP as our independent registered public accounting firm for the 2005 fiscal year.


                            FOR                                AGAINST   ABSTAIN
 ----------------------------------------------------------    -------   -------
70,747,014                                                     838,119    30,349


ITEM 5. OTHER INFORMATION

   None

ITEM 6. EXHIBITS

     4.1* Eighth Supplemental Indenture dated as of January 31, 2005 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee.

     10.1 Toll Brothers, Inc. Cash Bonus Plan, as amended and approved by stockholders on March 17, 2005, is hereby incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 4, 2005.

     10.2 Toll Brothers, Inc. Executive Officer Cash Bonus Plan, as amended and approved by stockholders on March 17, 2005, is hereby incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 4, 2005.

     10.3 Toll Brothers, Inc. Stock Incentive Plan (1998) Form of Employee Stock Award is hereby incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 8, 2005.

     10.4 Toll Brothers, Inc. Executive Officer Cash Bonus Plan 2005 Performance Goals, as amended on April 28, 2005, is hereby incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 29, 2005.

     10.5 Agreement to Abolish Stock Redemption Agreement between Robert I. Toll and Toll Brothers, Inc. dated April 28, 2005 is hereby incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 3, 2005.

     10.6 Agreement to Abolish Stock Redemption Agreement between Bruce E. Toll and Toll Brothers, Inc. dated April 28, 2005 is hereby incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 3, 2005.

     10.7 Advisory and Non-Competition Agreement between Toll Brothers, Inc. and Bruce E. Toll dated as of November 1, 2004 is hereby incorporated by reference to Exhibit 10.1 of the Registrant's
             Form 8-K filed with the Securities and Exchange Commission on February 1, 2005.

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

---------------
*   Filed electronically herewith.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     TOLL BROTHERS, INC.
                                                     (Registrant)

Date: June 9, 2005                                   By: Joel H. Rassman
                                                         -----------------------
                                                         Joel H. Rassman
                                                         Executive Vice
                                                         President,
                                                         Treasurer and Chief
                                                         Financial Officer
                                                         (Principal Financial
                                                         Officer)

Date: June 9, 2005                                   By: Joseph R. Sicree
                                                         -----------------------
                                                         Joseph R. Sicree
                                                         Vice President --
                                                         Chief Accounting
                                                         Officer
                                                         (Principal Accounting
                                                         Officer)