Form 10-Q
period 2005-07-31
TOLL BROTHERS INC
filed 2005-09-08
CIK 794170

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO _____________

                         COMMISSION FILE NUMBER 1-9186


                              TOLL BROTHERS, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                              23-2416878
     -------------------------------      ------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

   250 GIBRALTAR ROAD, HORSHAM, PENNSYLVANIA                     19044
  ------------------------------------------                --------------
   (Address of principal executive offices)                   (Zip Code)

                                 (215) 938-8000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

   At September 5, 2005, there were approximately 155,691,000 shares of Common Stock, $.01 par value, outstanding.
===============================================================================

                      TOLL BROTHERS, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                        PAGE NO.

Statement on Forward-Looking Information.......................                1

PART I.     Financial Information

            ITEM 1.      Financial Statements

                         Condensed Consolidated Balance Sheets
                         at July 31, 2005 (Unaudited)
                          and October 31, 2004.................                2

                         Condensed Consolidated Statements of
                         Income (Unaudited) For the
                          Nine Months and Three Months Ended
                         July 31, 2005 and 2004................                3

                         Condensed Consolidated Statements of
                         Cash Flows (Unaudited) For the
                          Nine Months Ended July 31, 2005 and
                         2004..................................                4

                         Notes to Condensed Consolidated
Financial Statements (Unaudited)...............................                5

            ITEM 2.      Management's Discussion and Analysis
                         of Financial Condition and
                          Results of Operations................               20

            ITEM 3.      Quantitative and Qualitative
Disclosures About Market Risk..................................               27

            ITEM 4.      Controls and Procedures...............               28

PART II.    Other Information

            Item 1.      Legal Proceedings.....................               29

            Item 2.      Unregistered Sales of Equity
Securities and Use of Proceeds.................................               29

            Item 3.      Defaults upon Senior Securities.......               29

            Item 4.      Submission of Matters to a Vote of
Security Holders...............................................               29

            Item 5.      Other Information.....................               29

            Item 6.      Exhibits..............................               30

SIGNATURES.....................................................               31

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

   When this report uses the words "we," "us," and "our," they refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires. References herein to "fiscal 2006," "fiscal 2005," and "fiscal 2004" refer to our fiscal years ending October 31, 2006 and October 31, 2005 and our fiscal year ended October 31, 2004, respectively.

                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                       JULY 31,     OCTOBER 31,
                                                         2005           2004
                                                      -----------   -----------
                                                      (UNAUDITED)
                       ASSETS
Cash and cash equivalents .........................   $  505,947     $  465,834
Marketable securities .............................                     115,029
Inventory .........................................    4,840,115      3,878,260
Property, construction and office equipment, net ..       72,735         52,429
Receivables, prepaid expenses and other assets ....      166,858        146,212
Mortgage loans receivable .........................       82,929         99,914
Customer deposits held in escrow ..................       86,721         53,929
Investments in and advances to unconsolidated
   entities........................................      126,566         93,971
                                                      ----------     ----------
                                                      $5,881,871     $4,905,578
                                                      ==========     ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Loans payable ....................................   $  152,655     $  340,380
 Senior notes .....................................    1,139,743        845,665
 Senior subordinated notes ........................      350,000        450,000
 Mortgage company warehouse loan ..................       72,149         92,053
 Customer deposits ................................      438,184        291,424
 Accounts payable .................................      261,244        181,972
 Accrued expenses .................................      767,510        574,202
 Income taxes payable .............................      173,708        209,895
                                                      ----------     ----------
    Total liabilities .............................    3,355,193      2,985,591
                                                      ----------     ----------
STOCKHOLDERS' EQUITY
 Preferred stock, none issued
 Common stock, 156,266 shares and 154,004 shares
   issued at July 31, 2005 and October 31, 2004,
   respectively....................................        1,563            770
 Additional paid-in capital .......................      260,178        200,938
 Retained earnings ................................    2,265,808      1,770,730
 Unearned compensation ............................         (760)
 Treasury stock, at cost - 2 shares and 4,362
   shares at July 31, 2005 and October 31, 2004,
   respectively....................................         (111)       (52,451)
                                                      ----------     ----------
    Total stockholders' equity ....................    2,526,678      1,919,987
                                                      ----------     ----------
                                                       $5,881,871     $4,905,578
                                                       ==========     ==========



                            See accompanying notes.

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                                                 NINE MONTHS ENDED JULY     THREE MONTHS ENDED JULY
                                                                                           31,                        31,
                                                                                 -----------------------    -----------------------
                                                                                   2005          2004          2005         2004
                                                                                ----------    ----------    ----------   ----------
Revenues:
 Home sales .................................................................   $3,751,594    $2,395,150    $1,536,499   $  991,264
 Land sales .................................................................       21,608        20,938        10,583       12,940
 Equity earnings in unconsolidated entities .................................        9,539         6,945         4,231        5,551
 Interest and other .........................................................       26,575         7,483        10,583        3,364
                                                                                ----------    ----------    ----------   ----------
                                                                                 3,809,316     2,430,516     1,561,896    1,013,119
                                                                                ----------    ----------    ----------   ----------
COSTS AND EXPENSES:
 Home sales .................................................................    2,539,885     1,716,535     1,023,743      709,484
 Land sales .................................................................       15,707        14,315         9,612        7,509
 Selling, general and administrative ........................................      349,706       270,155       126,283      103,608
 Interest ...................................................................       85,532        59,970        35,594       24,216
 Expenses related to early retirement of debt ...............................        4,056         8,229         4,056          481
                                                                                ----------    ----------    ----------   ----------
                                                                                 2,994,886     2,069,204     1,199,288      845,298
                                                                                ----------    ----------    ----------   ----------
Income before income taxes ..................................................      814,430       361,312       362,608      167,821
Income taxes ................................................................      318,572       132,775       147,076       61,806
                                                                                ----------    ----------    ----------   ----------
Net income ..................................................................   $  495,858    $  228,537    $  215,532   $  106,015
                                                                                ==========    ==========    ==========   ==========
EARNINGS PER SHARE:
 Basic ......................................................................   $     3.22    $     1.54    $     1.39   $     0.71
                                                                                ==========    ==========    ==========   ==========
 Diluted ....................................................................   $     2.94    $     1.41    $     1.27   $     0.66
                                                                                ==========    ==========    ==========   ==========
WEIGHTED AVERAGE NUMBER OF SHARES:
 Basic ......................................................................      153,851       148,398       155,274      148,705
 Diluted ....................................................................      168,426       162,110       169,843      161,840



                            See accompanying notes.

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                       NINE MONTHS ENDED JULY
                                                                 31,
                                                      -------------------------
                                                         2005           2004
                                                      -----------   -----------
Cash flow from operating activities:
 Net income .......................................   $   495,858   $   228,537
 Adjustments to reconcile net income to net cash
   provided by operating
    activities:
   Depreciation and amortization...................        14,355        11,231
   Amortization of initial benefit obligation......         2,851
   Equity earnings in unconsolidated entities......        (9,539)       (6,945)
   Deferred tax provision..........................        27,501        12,113
   Provision for inventory write-offs..............         3,722         2,441
   Write-off of unamortized debt discount and
   financing costs.................................           416         1,322
   Changes in operating assets and liabilities
    Increase in inventory .........................      (899,807)     (728,665)
    Origination of mortgage loans .................      (599,634)     (516,397)
    Sale of mortgage loans ........................       616,619       482,968
    Increase in receivables, prepaid expenses and
   other assets....................................       (20,735)      (67,912)
    Increase in customer deposits .................       113,968       110,998
    Increase in accounts payable and accrued
   expenses........................................       297,273       139,251
    Increase in current income taxes payable ......         7,221        26,086
                                                      -----------   -----------
     Net cash provided by (used in) operating
   activities......................................        50,069      (304,972)
                                                      -----------   -----------
Cash flow from investing activities:
 Purchase of property and equipment, net ..........       (31,655)      (13,543)
 Purchase of marketable securities ................    (3,599,814)   (1,568,142)
 Sale of marketable securities ....................     3,714,843     1,752,753
 Investments in and advances to unconsolidated
   entities........................................       (29,961)      (60,792)
 Distributions from unconsolidated entities .......         6,905        23,588
                                                      -----------   -----------
     Net cash provided by investing activities ....        60,318       133,864
                                                      -----------   -----------
Cash flow from financing activities:
 Proceeds from loans payable ......................       786,321       693,407
 Principal payments of loans payable ..............    (1,059,720)     (684,384)
 Net proceeds from issuance of public debt ........       293,597       297,432
 Redemption of senior subordinated notes ..........      (100,000)     (170,000)
 Proceeds from stock based benefit plans ..........        40,640        12,065
 Purchase of treasury stock .......................       (31,112)      (20,138)
                                                      -----------   -----------
     Net cash (used in) provided by financing
   activities......................................       (70,274)      128,382
                                                      -----------   -----------
Net increase (decrease) in cash and cash
   equivalents.....................................        40,113       (42,726)
Cash and cash equivalents, beginning of period ....       465,834       234,506
                                                      -----------   -----------
Cash and cash equivalents, end of period ..........   $   505,947   $   191,780
                                                      ===========   ===========







                            See accompanying notes.

                      TOLL BROTHERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

GENERAL

   Our condensed consolidated financial statements include the accounts of Toll Brothers, Inc. (the "Company"), a Delaware corporation, and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in 20% to 50% owned entities are accounted for on the equity method. Investments in less than 20% owned entities are accounted for on the cost method.

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. The
October 31, 2004 balance sheet amounts and disclosures included herein have been derived from the Company's October 31, 2004 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, the Company suggests that they be read in conjunction with the financial statements and notes thereto included in its October 31, 2004 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of July 31, 2005, the results of its operations for the nine months and three months ended July 31, 2005 and 2004 and its cash flows for the nine months ended July 31, 2005 and 2004. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

RECENT ACCOUNTING PRONOUNCEMENTS

   On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised
2004), "Share-Based Payment" ("SFAS 123R"), effective for periods beginning after June 15, 2005. In April 2005, the SEC adopted a rule permitting issuers to implement SFAS 123R at the beginning of their next fiscal year that begins after June 15, 2005. The Company expects that the FASB will adopt the SEC's rule. SFAS 123R requires that all stock-based compensation be treated as a cost that is reflected in the financial statements. Under the provisions of SFAS 123R, the Company has the choice of adopting the fair-value-based method of expensing of stock options using (a) the "modified prospective method," whereby the Company recognizes the expense only for periods beginning after the date that SFAS 123R is adopted, or (b) the "modified retrospective method," whereby the Company recognizes the expense for all years and interim periods since the effective date of SFAS 123 or for only those interim periods of the year of initial adoption of SFAS 123R. The Company has not yet determined which method it will adopt. Under the SEC's rule, the Company is required to adopt the new standard for its fiscal year 2006 and under the FASB's current rule for its fiscal period beginning August 1, 2005. See Note 9, "Stock Based Benefit Plans," for pro forma information regarding the Company's expensing of stock options for the nine-month and three-month periods ended July 31, 2005 and 2004.

   In June 2005, the Emerging Issues Task Force ("EITF") released Issue No. 04-5 "Determining Whether a General Partner, or the General Partner as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF 04-5"). EITF 04-5 provides guidance in determining whether a general partner controls a limited partnership and therefore should consolidate the limited partnership in its financial statements. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership and that the presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without cause, or (2) substantive participating rights. The effective date for applying the guidance in EITF 04-5 is (1) June 29, 2005 for all new limited partnerships and existing limited partnerships for which the partnership agreement is modified after that date, and (2) no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005, for all other limited partnerships.

Implementation of EITF 04-5 did not have a material impact on the Company's financial position during the quarter ended July 31, 2005.

RECLASSIFICATION

   Auction rate securities in the amount of $115.0 million, $6.1 million and $191.0 million have been reclassified from cash and cash equivalents to marketable securities at October 31, 2004, July 31, 2004 and October 31, 2003, respectively, to conform with the fiscal 2005 financial statement presentation.

STOCK SPLIT

   On June 9, 2005, the Company's Board of Directors declared a two-for-one split of the Company's common stock in the form of a stock dividend to stockholders of record on June 21, 2005. The additional shares of stock were distributed as of the close of business on July 8, 2005. All share and per share information has been adjusted and restated to reflect this split.

ACQUISITION

   In June 2005, the Company acquired substantially all of the assets of the Central Florida Division of Landstar Homes ("Landstar"). Landstar designs, constructs, markets and sells homes in the Orlando metropolitan area. For the full calendar year 2005, Landstar anticipated delivering approximately 520 homes and producing revenues of approximately $150 million. Of the approximately $209.0 million (566 homes) of homes sold but not delivered at the acquisition date of Landstar, the Company delivered $21.3 million (73 homes) of homes between the acquisition date and July 31, 2005. The Company realized no profit from the delivery of these homes since they were substantially complete at the acquisition date, and under purchase accounting rules, the Company allocated a portion of the purchase price to the unrealized profit on these homes at the acquisition date. The Company did not recognize revenues on these home deliveries but has reduced the value of the acquired inventory by the amount of revenue realized. The Company expects that the deliveries from this acquisition will have a minimal impact on the Company's earnings in its fiscal quarter ending October 31, 2005. The acquisition price of Landstar is not material to the financial position of the Company.

2. INVENTORY

   Inventory consisted of the following (amounts in thousands):

                                                             JULY 31,    OCTOBER 31,
                                                               2005          2004
                                                            ----------   -----------
    Land and land development costs ....................    $1,329,243    $1,242,417
    Construction in progress ...........................     2,934,669     2,178,112
    Sample homes and sales offices .....................       216,953       208,416
    Land deposits and costs of
      future development................................       347,019       237,353
    Other ..............................................        12,231        11,962
                                                            ----------   -----------
                                                            $4,840,115    $3,878,260
                                                            ==========    ==========


   Construction in progress includes the cost of homes under construction, land and land development costs and the carrying costs of lots that have been substantially improved.

   The Company capitalizes certain interest costs to inventory during the development and construction period. Capitalized interest is charged to interest expense when the related inventory is delivered. Interest incurred, capitalized and expensed for the nine-month and three-month periods ended July 31, 2005 and 2004 is summarized as follows (amounts in thousands):

                                                                                      NINE MONTHS ENDED     THREE MONTHS ENDED
                                                                                          JULY 31,               JULY 31,
                                                                                     -------------------    -------------------
                                                                                      2005        2004       2005        2004
                                                                                    --------    --------   --------    --------
    Interest capitalized, beginning of period ...................................   $173,442    $154,314   $180,797    $174,416
    Interest incurred ...........................................................     87,069      85,137     28,921      28,632
    Interest expensed ...........................................................    (85,532)    (59,970)   (35,594)    (24,216)
    Write-off to cost and expenses ..............................................       (868)       (784)       (13)       (135)
                                                                                    --------    --------   --------    --------
    Interest capitalized, end of period .........................................   $174,111    $178,697   $174,111    $178,697
                                                                                    ========    ========   ========    ========


   The Company evaluates its land purchase contracts in accordance with the FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" as amended by FIN 46R. Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the variable interest entities ("VIE") must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. At
July 31, 2005 and October 31, 2004, the Company had recorded $73.3 million and $15.4 million of land purchase contracts, respectively, as inventory pursuant to the terms of FIN 46.

3. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED ENTITIES

   The Company has investments in and advances to several joint ventures with unrelated parties to develop land. Some of these joint ventures develop land for the sole use of the venture partners, including the Company, and others develop land for sale to the venture partners and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites to other builders. The Company does not recognize earnings from home sites it purchases from the joint ventures, but instead reduces its cost basis in these home sites by its share of the earnings on the home sites. At July 31, 2005, the Company had approximately $76.3 million invested in or advanced to these joint ventures and was committed to contributing additional capital in an aggregate amount of approximately $34.3 million (in addition to $129.7 million of loan guarantees by the Company related to two of the joint ventures' debt as described below) if required by the joint ventures. At July 31, 2005, one of the joint ventures had a loan commitment of $535 million, of which the Company has guaranteed up to $56.2 million, its pro-rata share of the amount financed, and the joint venture had approximately $402 million borrowed against this commitment. At July 31, 2005, a second joint venture had a loan commitment of $490 million, of which the Company has guaranteed up to $73.5 million, its pro-rata share of the loan commitment, and the joint venture had approximately $375 million borrowed against this commitment.

   In January 2004, the Company entered into a joint venture in which it has a 50% interest with an unrelated party to develop Maxwell Place, an approximately 800-unit luxury condominium community in Hoboken, New Jersey. At July 31, 2005, the Company had investments in and advances to the joint venture of $30.1 million and was committed to making up to $1.0 million of additional investments in and advances to the joint venture. The joint venture has obtained a loan to finance a portion of the construction, of which the Company and its joint venture partner each have separately guaranteed $25.0 million of the principal amount of the loan. The Company expects that the joint venture will obtain additional third-party financing to fund the remaining portion of the construction of this project and that the Company and the other joint venture partner may be required to guarantee their pro-rata portions of any additional loans.

   In October 2004, the Company entered into a joint venture in which it has a 50% interest with an unrelated party to convert a 525-unit apartment complex, The Hudson Tea Buildings, located in Hoboken, New Jersey, into luxury condominium units. At July 31, 2005, the Company had investments in and advances to the joint venture of $7.5 million, and was committed to making up to $1.5 million of additional investments in and advances to the joint venture.

   The Company has a minority interest in a joint venture with unrelated parties that has developed and marketed The Sky Club, a 326-unit, 17-story, two-tower structure, located in Hoboken, New Jersey. The joint venture has delivered substantially all of the units in the Sky Club. At July 31, 2005, the Company's investment in this joint venture was $5.7 million. The Company does not have any commitment to contribute additional capital to this joint venture.

   To take advantage of commercial real estate opportunities, the Company formed Toll Brothers Realty Trust Group (the "Trust") in 1998. The Trust is effectively owned one-third by the Company, one-third by Robert I. Toll, Bruce
E. Toll (and members of his family), Zvi Barzilay (and members of his family), Joel H. Rassman and other members of the Company's senior management, and one-third by the Pennsylvania State Employees Retirement System (collectively, the "Shareholders"). In addition, the Shareholders entered into subscription agreements (which were to expire in August 2005), whereby each group agreed to invest additional capital in an amount not to exceed $9.3 million if required by the Trust. In August 2005, the capital investment amounts under the subscription agreements were reduced to $1.9 million for each Shareholder and the expiration dates were extended to August 2006. At July 31, 2005, the Company had an investment of $6.1 million in the Trust. The Company provided development, finance and management services to the Trust and received fees under the terms of various agreements in the amount of $1.9 million and $.4 million in the nine-month and three-month periods ended July 31, 2005, respectively, compared to $1.3 million and $.3 million in the comparable periods of fiscal 2004. The Company believes that the transactions between itself and the Trust have been on terms no less favorable than it would have agreed to with unrelated parties.

4. LOANS PAYABLE, SENIOR NOTES AND SENIOR SUBORDINATED NOTES

   In June 2005, Toll Brothers Finance Corp., a wholly-owned, indirect subsidiary of the Company, sold $300 million of 5.15% Senior Notes due 2015. The obligations of Toll Brothers Finance Corp. to pay principal, premiums, if any, and interest are guaranteed jointly and severally on a senior basis by the Company and substantially all of the Company's home building subsidiaries. The guarantees are full and unconditional. The Company's non-home building subsidiaries and certain home building subsidiaries did not guarantee the debt.

   In June 2005, the Company repaid all of its $222.5 million bank term loan that would have matured in July 2005 and redeemed all of its outstanding $100 million 8% Senior Subordinated Notes due 2009 at 102.667% of principal amount. The repayment and redemption resulted in a pre-tax charge in the Company's quarter ended July 31, 2005 of approximately $4.1 million, which represented the bank term loan termination charge, the call premium on the notes and the write-off of the unamortized issuance costs.

5. ACCRUED EXPENSES

   Accrued expenses consisted of the following (amounts in thousands):

                                                              JULY 31,   OCTOBER 31,
                                                                2005         2004
                                                              --------   -----------
    Land, land development
      and construction costs..............................    $371,929     $229,045
    Compensation and employee benefit costs ..............     100,638       89,865
    Warranty costs .......................................      48,346       42,133
    Other ................................................     246,597      213,159
                                                              --------     --------
                                                              $767,510     $574,202
                                                              ========     ========

6. WARRANTY COSTS

   The Company accrues for expected warranty costs at the time each home is closed and title and possession have been transferred to the home buyer. Costs are accrued based upon historical experience. Changes in the warranty accrual for the nine-month and three-month periods ended July 31, 2005 and 2004 are as follows (amounts in thousands):

                                                                                                                THREE MONTHS
                                                                                        NINE MONTHS ENDED           ENDED
                                                                                            JULY 31,              JULY 31,
                                                                                       -------------------    -----------------
                                                                                        2005        2004       2005      2004
                                                                                      --------    --------   -------    -------
    Balance, beginning of period ..................................................   $ 42,133    $ 33,752   $46,058    $36,225
    Additions .....................................................................     25,265      16,640     9,752      6,720
    Charges incurred ..............................................................    (19,052)    (12,187)   (7,464)    (4,740)
                                                                                      --------    --------   -------    -------
    Balance, end of period ........................................................   $ 48,346    $ 38,205   $48,346    $38,205
                                                                                      ========    ========   =======    =======


7. RETIREMENT PLAN

   In October 2004, the Company established an unfunded defined benefit retirement plan effective as of September 1, 2004. For the nine-month and three-month periods ended July 31, 2005, the Company recognized the following costs related to this plan (amounts in thousands):

                                              NINE MONTHS ENDED   THREE MONTHS ENDED
                                                JULY 31, 2005        JULY 31, 2005
                                              -----------------   ------------------
    Service cost .........................         $  234               $   78
    Interest cost ........................            582                  194
    Amortization of initial benefit
      obligation..........................          2,851                  950
                                                   ------               ------
                                                   $3,667               $1,222
                                                   ======               ======


   The Company used a 5.69% discount rate in its calculation of the present value of its projected benefit obligation.

8. INCOME TAXES

   The Company operates in 20 states and is subject to various state tax jurisdictions. The Company estimates its state tax liability based upon the individual taxing authorities' regulations, estimates of income and its ability to utilize certain tax saving strategies. Due primarily to a change in the Company's estimate of the allocation of income to the various taxing jurisdictions and changes in tax regulations and their impact on the Company's tax strategies, the Company's estimated effective state income tax rate for fiscal 2005 has been revised to 6.3% from the estimated effective state income tax rate of 4.6% used at April 30, 2005.

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

   The Company's estimated combined federal and state income tax rate before providing for the effect of permanent book-tax differences ("Base Rate") was 39.1% for 2005 and 37.0% for 2004. The increase in the Base Rate was due primarily to an increase in the Company's estimated state income tax rate. The increase in the estimated state income tax rate was due to a combination of an expected shift in income to states with higher tax rates and changes in state income tax regulations.

   The effective tax rates for the nine-month periods ended July 31, 2005 and 2004 were 39.1% and 36.7%, respectively. For the nine-month period ended
July 31, 2005, the recalculation of the Company's net deferred tax liability using the new estimated state tax rate (the "FAS 109 Adjustment") resulted in an additional tax provision of approximately $2.9 million. The impact of the FAS 109 Adjustment in the nine-month period was offset by the positive impact of tax-free income on the tax provision. For the nine-month period ended
July 31, 2004, the primary difference between the effective rate and the Base Rate was the effect of tax-free income.

   The effective tax rates for the three-month periods ended July 31, 2005 and 2004 were 40.6% and 36.8%, respectively. The difference between the effective rate and the Base Rate in the fiscal 2005 period was the additional tax provision provided in the period for a FAS 109 Adjustment of approximately $1.4 million and the recalculation of the tax provision for the six-month period ended April 30, 2005 of approximately $5.0 million resulting from a change in the Company's estimated Base Rate from 38.0% at April 30, 2005 to 39.1% at July 31, 2005, offset, in part, by the positive impact of tax-free income on the tax provision. For the three-month period ended July 31, 2004, the primary difference between the effective rate and the Base Rate was the effect of tax-free income.

9. STOCK BASED BENEFIT PLANS

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

   Under the terms of the Company's stock option grants, options are exercisable for a period of 10 years and generally vest over a period of two to four years, provided the grantee remains in the employ of the Company during the vesting period. In some cases, options will continue to vest upon an employee's retirement and agreement not to compete. The pro forma disclosure presented below reflects the amortization of the stock option expense over the expected vesting period.

   The weighted-average assumptions used for stock option grants in fiscal 2005 and 2004 were approximately:

                                                              2005     2004
                                                              -----   -----
    Weighted-average risk-free interest rate ..............    3.64%   3.73%
    Weighted-average expected life (years) ................    5.70    6.99
    Weighted-average volatility ...........................   31.31%  42.97%
    Dividends .............................................    none    none

   Net income and net income per share as reported in these condensed consolidated financial statements and on a pro forma basis, as if the fair-value-based method described in SFAS 123R and SFAS 123 had been adopted, for the nine-month and three-month periods ended July 31, 2005 and 2004 were as follows (amounts in thousands, except per share amounts):


                                                                                      NINE MONTHS ENDED      THREE MONTHS ENDED
                                                                                           JULY 31,               JULY 31,
                                                                                     -------------------     -------------------
                                                                                       2005       2004        2005        2004
                                                                                     --------   --------    --------    --------
Net income ........................................................   As reported    $495,858   $228,537    $215,532    $106,015
                                                                      Pro forma      $484,137   $215,830    $211,520    $101,508
Basic net income per share ........................................   As reported    $   3.22   $   1.54    $   1.39    $   0.71
                                                                      Pro forma      $   3.15   $   1.45    $   1.36    $   0.68
Diluted net income per share ......................................   As reported    $   2.94   $   1.41    $   1.27    $   0.66
                                                                      Pro forma      $   2.87   $   1.33    $   1.25    $   0.63
Weighted-average grant date
 fair value per share of
 options granted ..................................................                  $  11.67   $   9.74    $  11.67    $   9.74


10.   EARNINGS PER SHARE INFORMATION

   The calculation of earnings per share for the nine-month and three-month periods ended July 31, 2005 and 2004 is based upon the following share information (amounts in thousands):

                                                                                                                THREE MONTHS
                                                                                         NINE MONTHS ENDED          ENDED
                                                                                             JULY 31,             JULY 31,
                                                                                         -----------------    -----------------
                                                                                          2005      2004       2005      2004
                                                                                        -------    -------   -------    -------
    Basic weighted average shares ...................................................   153,851    148,398   155,274    148,705
    Common stock equivalents ........................................................    14,575     13,712    14,569     13,135
                                                                                        -------    -------   -------    -------
    Diluted weighted average shares .................................................   168,426    162,110   169,843    161,840
                                                                                        =======    =======   =======    =======


11.   STOCKHOLDERS EQUITY

   At July 31, 2005, the Company's authorized share capital consisted of 200 million shares of common stock, $.01 par value per share, and 1 million shares of preferred stock, $.01 par value per share. The Company's Board of Directors is authorized to file amendments, from time to time, to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock up to 400 million shares and the number of authorized shares of preferred stock up to 15 million shares.

   The Company issued 22,000 shares of restricted common stock pursuant to its Stock Incentive Plan (1998) to certain directors and an employee in fiscal 2005. The Company is amortizing the fair market value of the awards on the date of grant over the period of time that each award vests. At July 31, 2005, the Company had 22,000 shares of unvested restricted stock awards outstanding.

   At July 31, 2005, the Company had approximately 156.3 million shares of common stock outstanding, approximately 26.8 million shares of common stock reserved for outstanding options, approximately 6.1 million shares of common stock reserved for future option and award issuances, and approximately .4 million shares reserved for issuance under the Company's employee stock purchase plan. At July 31, 2005, the Company had not issued any shares of preferred stock.

   In March 2003, the Company's Board of Directors authorized the repurchase of up to 20 million shares of its common stock from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. During the nine-month and three-month periods ended July 31, 2005, the Company repurchased 857,000 shares and 15,000 shares, respectively. At July 31, 2005, the remaining number of shares that the Company was authorized to repurchase was approximately 17.7 million shares.

12.   COMMITMENTS AND CONTINGENCIES

   At July 31, 2005, the Company had agreements to purchase land for future development with an aggregate purchase price of approximately $3.59 billion, including approximately $34.8 million of land from unconsolidated entities which the Company has investments in, advances to, or on behalf of which the Company has guaranteed loans. The Company is also committed to acquire land with an approximate cost of $199.7 million from two joint ventures which the Company has investments in and advances to, of approximately $48.3 million and has guaranteed up to $129.7 million of their loan commitments. See Note 3 "Investments in and Advances to Unconsolidated Entities" for more information regarding these entities. The Company's option contracts to acquire the home sites do not require the Company to buy the home sites, although the Company may forfeit any deposit balance outstanding if and at the time it terminates the option contract. The Company has paid or deposited $267.1 million on these purchase agreements, of which $190.4 million was non-refundable. Any deposit in the form of a standby letter of credit is recorded as a liability at the time the standby letter of credit is issued. Included in accrued liabilities is $77.0 million representing the Company's outstanding standby letters of credit issued in connection with its options to purchase home sites.

   At July 31, 2005, the Company had outstanding surety bonds amounting to approximately $675.9 million related primarily to its obligations to various governmental entities to construct improvements in its various communities. The Company estimates that approximately $242.7 million of work remains to be performed on these improvements. The Company has an additional $85.9 million of surety bonds outstanding which guarantee other of its obligations. The Company does not believe that any outstanding bonds will be drawn upon.

   At July 31, 2005, the Company had agreements of sale outstanding to deliver 9,490 homes with an aggregate sales value of approximately $6.43 billion.

   At July 31, 2005, the Company was committed to provide approximately $657.1 million of mortgage loans to its home buyers and to others. All loans with committed interest rates are covered by take-out commitments from third-party lenders, which minimizes the Company's interest rate risk. The Company also arranges a variety of mortgage programs that are offered to its home buyers through outside mortgage lenders.

   The Company has a $1.2 billion unsecured revolving credit facility with a group of 30 banks that extends to July 15, 2009. At July 31, 2005, interest was payable on borrowings under the facility at 0.625%, subject to adjustment based upon the Company's debt rating and leverage ratios, above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. At July 31, 2005, the Company had no outstanding borrowings against the facility and approximately $269.1 million of letters of credit outstanding under it. Under the terms of the revolving credit agreement, the Company is not permitted to allow its maximum leverage ratio, as defined in the agreement, to exceed 2.00 to 1.00 and, at July 31, 2005, the Company was required to maintain a minimum tangible net worth, as defined in the agreement, of approximately $1.55 billion. At July 31, 2005, the Company's leverage ratio was approximately .53 to 1.00 and its tangible net worth was approximately $2.48 billion. Based upon the minimum tangible net worth requirement of the revolving credit facility, the Company's ability to pay dividends and repurchase its common stock was limited to approximately $1.15 billion at July 31, 2005.

   The Company is involved in various claims and litigation arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material effect on its business or on its financial condition.

13.   SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

   The following are supplemental disclosures to the statements of cash flows for the nine months ended July 31, 2005 and 2004 (amounts in thousands):

                                                           2005       2004
                                                         --------   -------
    Cash flow information:
      Interest paid, net of amount capitalized.......    $ 33,289   $30,847
                                                         ========   =======
    Income taxes paid ...............................    $283,850   $94,576
                                                         ========   =======
    Non-cash activity:
      Cost of inventory acquired through
       seller financing..............................    $ 65,770   $85,950
                                                         ========   =======
    Income tax benefit related to
      exercise of employee stock options.............    $ 70,909   $11,649
                                                         ========   =======
    Stock bonus awards ..............................    $ 30,396   $20,288
                                                         ========   =======
    Contribution to employee retirement plan ........               $ 1,301
                                                                    =======


14.   SUPPLEMENTAL GUARANTOR INFORMATION

   At July 31, 2005, Toll Brothers Finance Corp. (the "Subsidiary Issuer") was the issuer of four series of senior notes aggregating $1.15 billion. The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest are guaranteed jointly and severally on a senior basis by the Company and substantially all of its wholly-owned home building subsidiaries (the "Guarantor Subsidiaries"). The guarantees are full and unconditional. The Company's non-home building subsidiaries and certain home building subsidiaries (the "Non-Guarantor Subsidiaries") did not guarantee the debt. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such disclosures would not be considered by investors to be material. The Subsidiary Issuer has not had and does not have any operations other than the issuance of the senior notes and the lending of the proceeds from the senior notes to other subsidiaries of the Company.

   Supplemental consolidating financial information of the Company, the Subsidiary Issuer, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at the Company on a consolidated basis are as follows:

             CONDENSED CONSOLIDATED BALANCE SHEET AT JULY 31, 2005
                       (AMOUNTS IN THOUSANDS)(UNAUDITED)


                                                 TOLL                                       NON-
                                              BROTHERS,    SUBSIDIARY     GUARANTOR       GUARANTOR
                                                 INC.        ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              ---------    ----------   ------------    ------------    ------------   ------------
ASSETS
Cash and cash equivalents .................                                 485,437         20,510                         505,947
Inventory .................................                               4,839,813            302                       4,840,115
Property, construction
 and office equipment, net ................                                  60,161         12,574                          72,735
Receivables, prepaid
 expenses and other assets ................                    5,433        107,228         85,355          (31,158)       166,858
Mortgage loans receivable .................                                                 82,929                          82,929
Customer deposits held
 in escrow ................................                                  86,721                                         86,721
Investments in and advances
 to unconsolidated entities ...............                                 126,566                                        126,566
Investments in and advances
 to consolidated entities .................   2,702,386    1,153,312     (1,479,818)         1,784       (2,377,664)            --
                                              ---------    ---------     ----------        -------       ----------      ---------
                                              2,702,386    1,158,745      4,226,108        203,454       (2,408,822)     5,881,871
                                              =========    =========     ==========        =======       ==========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Loans payable ............................                                 147,697          4,958                         152,655
 Senior notes .............................                1,139,743                                                     1,139,743
 Senior subordinated notes ................                                 350,000                                        350,000
 Mortgage company
   warehouse loan..........................                                                 72,149                          72,149
 Customer deposits ........................                                 438,184                                        438,184
 Accounts payable .........................                                 261,223             21                         261,244
 Accrued expenses .........................                   19,002        684,335         95,261          (31,088)       767,510
 Income taxes payable .....................     175,708                                     (2,000)                        173,708
                                              ---------    ---------     ----------        -------       ----------      ---------
   Total liabilities.......................     175,708    1,158,745      1,881,439        170,389          (31,088)     3,355,193
                                              ---------    ---------     ----------        -------       ----------      ---------
Stockholders' equity
 Common stock .............................       1,563                                      2,003           (2,003)         1,563
 Additional paid-in capital ...............     260,178                     (11,907)         2,734            9,173        260,178
 Retained earnings ........................   2,265,808                   2,356,576         28,328       (2,384,904)     2,265,808
 Unearned stock compensation ..............        (760)                                                                      (760)
 Treasury stock, at cost ..................        (111)                                                                      (111)
                                              ---------    ---------     ----------        -------       ----------      ---------
   Total stockholders' equity..............   2,526,678           --      2,344,669         33,065       (2,377,734)     2,526,678
                                              ---------    ---------     ----------        -------       ----------      ---------
                                              2,702,386    1,158,745      4,226,108        203,454       (2,408,822)     5,881,871
                                              =========    =========     ==========        =======       ==========      =========

            CONDENSED CONSOLIDATED BALANCE SHEET AT OCTOBER 31, 2004
                             (AMOUNTS INTHOUSANDS)


                                                 TOLL                                       NON-
                                              BROTHERS,    SUBSIDIARY     GUARANTOR       GUARANTOR
                                                 INC.        ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              ---------    ----------   ------------    ------------    ------------   ------------
ASSETS
Cash and cash equivalents .................                                 456,836          8,998                         465,834
Marketable securities .....................                                 110,029          5,000                         115,029
Inventory .................................                               3,877,900            360                       3,878,260
Property, construction
 and office equipment, net ................                                  42,431          9,998                          52,429
Receivables, prepaid
 expenses and other assets ................                   4,929          94,052         63,740          (16,509)       146,212
Mortgage loans receivable .................                                                 99,914                          99,914
Customer deposits held
 in escrow ................................                                  53,929                                         53,929
Investments in and advances
 to unconsolidated entities ...............                                  93,971                                         93,971
Investments in and advances
 to consolidated entities .................   2,131,882     854,888      (1,098,623)        (3,403)      (1,884,744)            --
                                              ---------     -------      ----------        -------       ----------      ---------
                                              2,131,882     859,817       3,630,525        184,607       (1,901,253)     4,905,578
                                              =========     =======      ==========        =======       ==========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Loans payable ............................                                 335,920          4,460                         340,380
 Senior notes .............................                 845,665                                                        845,665
 Senior subordinated notes ................                                 450,000                                        450,000
 Mortgage company warehouse loan ..........                                                 92,053                          92,053
 Customer deposits ........................                                 291,424                                        291,424
 Accounts payable .........................                                 181,964              8                         181,972
 Accrued expenses .........................                  14,152         510,437         66,194          (16,581)       574,202
 Income taxes payable .....................     211,895                                     (2,000)                        209,895
                                              ---------     -------      ----------        -------       ----------      ---------
   Total liabilities.......................     211,895     859,817       1,769,745        160,715          (16,581)     2,985,591
                                              ---------     -------      ----------        -------       ----------      ---------
Stockholders' equity
 Common stock .............................         770                                      2,003           (2,003)           770
 Additional paid-in capital ...............     200,938                       4,420          2,734           (7,154)       200,938
 Retained earnings ........................   1,770,730                   1,856,360         19,155       (1,875,515)     1,770,730
 Treasury stock, at cost ..................     (52,451)                                                                   (52,451)
                                              ---------     -------      ----------        -------       ----------      ---------
   Total stockholders' equity..............   1,919,987          --       1,860,780         23,892       (1,884,672)     1,919,987
                                              ---------     -------      ----------        -------       ----------      ---------
                                              2,131,882     859,817       3,630,525        184,607       (1,901,253)     4,905,578
                                              =========     =======      ==========        =======       ==========      =========

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                     FOR THE NINE MONTHS ENDED JULY 31,2005
                       (AMOUNTS IN THOUSANDS) (UNAUDITED)


                                                 TOLL                                       NON-
                                              BROTHERS,    SUBSIDIARY     GUARANTOR       GUARANTOR
                                                 INC.        ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              ---------    ----------   ------------    ------------    ------------   ------------
Revenues:
 Home sales ...............................                               3,751,594                                      3,751,594
 Land sales ...............................                                  21,608                                         21,608
 Equity earnings ..........................                                   9,539                                          9,539
 Interest and other .......................                  41,252          24,508        33,538          (72,723)         26,575
 Earnings from subsidiaries ...............    814,465                                                    (814,465)             --
                                               -------       ------       ---------        ------         --------       ---------
                                               814,465       41,252       3,807,249        33,538         (887,188)      3,809,316
                                               -------       ------       ---------        ------         --------       ---------
Costs and expenses:
 Home sales ...............................                               2,537,476         3,547           (1,138)      2,539,885
 Land sales ...............................                                  15,707                                         15,707
 Selling, general and administrative ......         35          434         350,146        19,284          (20,193)        349,706
 Interest .................................                  40,818          85,399         1,904          (42,589)         85,532
 Expenses related to early
   retirement of debt......................                                   4,056                                          4,056
                                               -------       ------       ---------        ------         --------       ---------
                                                    35       41,252       2,992,784        24,735          (63,920)      2,994,886
                                               -------       ------       ---------        ------         --------       ---------
Income before income taxes ................    814,430           --         814,465         8,803         (823,268)        814,430
Income taxes ..............................    318,572                      315,318         3,442         (318,760)        318,572
                                               -------       ------       ---------        ------         --------       ---------
Net income ................................    495,858           --         499,147         5,361         (504,508)        495,858
                                               =======       ======       =========        ======         ========       =========


                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                     FOR THE NINE MONTHS ENDED JULY 31,2004
                       (AMOUNTS IN THOUSANDS) (UNAUDITED)


                                                 TOLL                                       NON-
                                              BROTHERS,    SUBSIDIARY     GUARANTOR       GUARANTOR
                                                 INC.        ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              ---------    ----------   ------------    ------------    ------------   ------------
Revenues:
 Home sales ...............................                               2,395,150                                      2,395,150
 Land sales ...............................                                  20,938                                         20,938
 Equity earnings ..........................                                   6,945                                          6,945
 Interest and other .......................                  33,749           6,298        24,072          (56,636)          7,483
 Earnings from subsidiaries ...............    361,332                                                    (361,332)             --
                                               -------       ------       ---------        ------         --------       ---------
                                               361,332       33,749       2,429,331        24,072         (417,968)      2,430,516
                                               -------       ------       ---------        ------         --------       ---------
Costs and expenses:
 Home sales ...............................                               1,714,546         2,795             (806)      1,716,535
 Land sales ...............................                                  14,315                                         14,315
 Selling, general and administrative ......         20          351         271,002        14,707          (15,925)        270,155
 Interest .................................                  33,398          59,907         1,038          (34,373)         59,970
 Expenses related to early
   retirement of debt......................                                   8,229                                          8,229
                                               -------       ------       ---------        ------         --------       ---------
                                                    20       33,749       2,067,999        18,540          (51,104)      2,069,204
                                               -------       ------       ---------        ------         --------       ---------
Income before income taxes ................    361,312           --         361,332        (5,532)        (366,864)        361,312
Income taxes ..............................    132,775                      132,782         2,044         (134,826)        132,775
                                               -------       ------       ---------        ------         --------       ---------
Net income ................................    228,537           --         228,550        (3,488)        (232,038)        228,537
                                               =======       ======       =========        ======         ========       =========

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED JULY 31, 2005
                       (AMOUNTS IN THOUSANDS) (UNAUDITED)


                                                 TOLL                                       NON-
                                              BROTHERS,    SUBSIDIARY     GUARANTOR       GUARANTOR
                                                 INC.        ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              ---------    ----------   ------------    ------------    ------------   ------------
Revenues:
 Home sales ...............................                               1,536,499                                      1,536,499
 Land sales ...............................                                  10,583                                         10,583
 Equity earnings ..........................                                   4,231                                          4,231
 Interest and other .......................                  15,547           9,791        11,595          (26,350)         10,583
 Earnings from subsidiaries ...............    362,625                                                    (362,625)             --
                                               -------       ------       ---------        ------         --------       ---------
                                               362,625       15,547       1,561,104        11,595         (388,975)      1,561,896
                                               -------       ------       ---------        ------         --------       ---------
Costs and expenses:
 Home sales ...............................                               1,022,524         1,241              (22)      1,023,743
 Land sales ...............................                                   9,612                                          9,612
 Selling, general and administrative ......         17          153         126,742         6,930           (7,559)        126,283
 Interest .................................                  15,394          35,545           762          (16,107)         35,594
 Expenses related to early
   retirement of debt......................                                   4,056                                          4,056
                                               -------       ------       ---------        ------         --------       ---------
                                                    17       15,547       1,198,479         8,933          (23,688)      1,199,288
                                               -------       ------       ---------        ------         --------       ---------
Income before income taxes ................    362,608           --         362,625         2,662         (365,287)        362,608
Income taxes ..............................    147,076                      145,361         1,108         (146,469)        147,076
                                               -------       ------       ---------        ------         --------       ---------
Net income ................................    215,532           --         217,264         1,554         (218,818)        215,532
                                               =======       ======       =========        ======         ========       =========


                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED JULY 31, 2004
                       (AMOUNTS IN THOUSANDS) (UNAUDITED)


                                                 TOLL                                       NON-
                                              BROTHERS,    SUBSIDIARY     GUARANTOR       GUARANTOR
                                                 INC.        ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              ---------    ----------   ------------    ------------    ------------   ------------
Revenues:
 Home sales ...............................                                 991,264                                        991,264
 Land sales ...............................                                  12,940                                         12,940
 Equity earnings ..........................                                   5,551                                          5,551
 Interest and other .......................                  12,877           2,796         9,030          (21,339)          3,364
 Earnings from subsidiaries ...............    167,838                                                    (167,838)             --
                                               -------       ------       ---------         -----         --------       ---------
                                               167,838       12,877       1,012,551         9,030         (189,177)      1,013,119
                                               -------       ------       ---------         -----         --------       ---------
Costs and expenses:
 Home sales ...............................                                 708,595         1,014             (125)        709,484
 Land sales ...............................                                   7,509                                          7,509
 Selling, general and administrative ......         17          137         103,933         5,080           (5,559)        103,608
 Interest .................................                  12,740          24,195           459          (13,178)         24,216
 Expenses related to early
   retirement of debt......................                                     481                                            481
                                               -------       ------       ---------         -----         --------       ---------
                                                    17       12,877         844,713         6,553          (18,862)        845,298
                                               -------       ------       ---------         -----         --------       ---------
Income before income taxes ................    167,821           --         167,838         2,477         (170,315)        167,821
Income taxes ..............................     61,806                       61,812           915          (62,727)         61,806
                                               -------       ------       ---------         -----         --------       ---------
Net income ................................    106,015           --         106,026         1,562         (107,588)        106,015
                                               =======       ======       =========         =====         ========       =========

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED JULY 31, 2005
                       (AMOUNTS IN THOUSANDS) (UNAUDITED)


                                                 TOLL                                       NON-
                                              BROTHERS,    SUBSIDIARY     GUARANTOR       GUARANTOR
                                                 INC.        ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              ---------    ----------   ------------    ------------    ------------   ------------
Cash flow from operating activities:
 Net income ...............................     495,858                     499,147          5,361        (504,508)        495,858
 Adjustments to reconcile net income to
  net
   cash used in operating activities:
   Depreciation and amortization...........                      481         12,575          1,299                          14,355
   Amortization of initial benefit
  obligation...............................                                   2,851                                          2,851
   Equity earnings in unconsolidated
    entities ..............................                                  (9,539)                                        (9,539)
   Deferred tax provision..................      27,501                                                                     27,501
   Provision for inventory write-offs......                                   3,722                                          3,722
   Write-off of unamortized debt issuance
    costs .................................                                     416                                            416
   Changes in operating assets and
    liabilities:
    (Increase) decrease in inventory ......                                (899,865)            58                        (899,807)
    Origination of mortgage loans .........                                               (599,634)                       (599,634)
    Sale of mortgage loans ................                                                616,619                         616,619
    (Increase) decrease in receivables,
      prepaid expenses and other assets....    (570,504)    (298,928)       368,998        (22,990)        502,689         (20,735)
    Increase in customer deposits .........                                 113,968                                        113,968
    Increase in accounts payable and
       accrued expenses....................      30,396        4,850        247,455         29,080         (14,508)        297,273
    Increase in current income taxes
      payable..............................       7,221                                                                      7,221
                                               --------     --------     ----------       --------        --------      ----------
     Net cash (used in) provided by
       operating activities................      (9,528)    (293,597)       339,728         29,793         (16,327)         50,069
                                               --------     --------     ----------       --------        --------      ----------

Cash flow from investing activities:
 Purchase of property and equipment, net ..                                 (27,780)        (3,875)                        (31,655)
 Purchase of marketable securities ........                              (3,599,814)                                    (3,599,814)
 Sale of marketable securities ............                               3,709,843          5,000                       3,714,843
 Investments in and advances to
   unconsolidated entities.................                                 (29,961)                                       (29,961)
 Distributions from unconsolidated
  entities.................................                                   6,905                                          6,905
                                               --------     --------     ----------       --------        --------      ----------
     Net cash used in investing activities           --           --         59,193          1,125              --          60,318
                                               --------     --------     ----------       --------        --------      ----------
Cash flow from financing activities:
 Proceeds from loans payable ..............                                 239,992        546,329                         786,321
 Principal payments of loans payable ......                                (510,312)      (565,735)         16,327      (1,059,720)
 Proceeds from issuance of senior notes ...                  293,597                                                       293,597
 Redemption of senior subordinated notes ..                                (100,000)                                      (100,000)
 Proceeds from stock based benefit plans ..      40,640                                                                     40,640
 Purchase of treasury stock ...............     (31,112)                                                                   (31,112)
                                               --------     --------     ----------       --------        --------      ----------
     Net cash provided by (used in)
       financing activities................       9,528      293,597       (370,320)       (19,406)         16,327         (70,274)
                                               --------     --------     ----------       --------        --------      ----------
Net decrease in cash and cash equivalents .          --           --         28,601         11,512              --          40,113
Cash and cash equivalents, beginning of
  period...................................                                 456,836          8,998                         465,834
                                               --------     --------     ----------       --------        --------      ----------
Cash and cash equivalents, end of period ..          --           --        485,437         20,510              --         505,947
                                               ========     ========     ==========       ========        ========      ==========

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED JULY 31, 2004
                       (AMOUNTS IN THOUSANDS) (UNAUDITED)


                                                 TOLL                                       NON-
                                              BROTHERS,    SUBSIDIARY     GUARANTOR       GUARANTOR
                                                 INC.        ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              ---------    ----------   ------------    ------------    ------------   ------------
Cash flow from operating activities:
 Net income ...............................     228,537                     228,550          3,488        (232,038)        228,537
 Adjustments to reconcile net income to
  net
   cash used in operating activities:
   Depreciation and amortization...........                      320          8,943          1,968                          11,231
   Equity earnings in unconsolidated
    entities ..............................                                  (6,945)                                        (6,945)
   Deferred tax provision..................      12,113                                                                     12,113
   Provision for inventory write-offs......                                   2,441                                          2,441
   Write-off of unamortized debt issuance
    costs .................................                                   1,322                                          1,322
   Changes in operating assets and
    liabilities:
    Increase in inventory .................                                (727,775)          (890)                       (728,665)
    Origination of mortgage loans .........                                               (516,397)                       (516,397)
    Sale of mortgage loans                                                                 482,968                         482,968
    (Increase) decrease in receivables,
      prepaid expenses and other assets....    (280,844)    (302,272)       291,994        (16,624)        239,834         (67,912)
    Increase in customer deposits .........                                 110,998                                        110,998
    Increase in accounts payable and
      accrued expenses.....................      21,589        4,520        103,143         17,795          (7,796)        139,251
    Increase (decrease) in current income
      taxes payable........................      26,678                                       (592)                         26,086
                                               --------     --------     ----------       --------        --------      ----------
     Net cash provided by (used in)
       operating activities................       8,073     (297,432)        12,671        (28,284)             --        (304,972)
                                               --------     --------     ----------       --------        --------      ----------
Cash flow from investing activities:
 Purchase of property and equipment, net ..                                 (11,942)        (1,601)                        (13,543)
 Purchase of marketable securities ........                              (1,568,142)                                    (1,568,142)
 Sale of marketable securities ............                               1,752,753                                      1,752,753
 Investments in and advances to
   unconsolidated entities.................                                 (60,792)                                       (60,792)
 Distributions from unconsolidated
  entities.................................                                  23,588                                         23,588
                                               --------     --------     ----------       --------        --------      ----------
     Net cash provided by (used in)
       investing activities................           --           --        135,465         (1,601)             --         133,864
                                               --------     --------     ----------       --------        --------      ----------
Cash flow from financing activities:
 Proceeds from loans payable ..............                                 240,800        452,607                         693,407
 Principal payments of loans payable ......                                (263,749)      (420,635)                       (684,384)
 Proceeds from issuance of senior notes ...                  297,432                                                       297,432
 Redemption of senior subordinated notes ..                                (170,000)                                      (170,000)
 Proceeds from stock based benefit plans ..      12,065                                                                     12,065
 Purchase of treasury stock ...............     (20,138)                                                                   (20,138)
                                               --------     --------     ----------       --------        --------      ----------
     Net cash provided by (used in)
       financing activities................       (8,073)     297,432       (192,949)        31,972              --         128,382
                                               --------     --------     ----------       --------        --------      ----------
Net (decrease) increase in cash and cash
  equivalents..............................          --           --        (44,813)         2,087              --         (42,726)
Cash and cash equivalents, beginning of
  period...................................                                 226,331          8,175                         234,506
                                               --------     --------     ----------       --------        --------      ----------
Cash and cash equivalents, end of period ..          --           --        181,518         10,262              --         191,780
                                               ========     ========     ==========       ========        ========      ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   Revenues for the nine-month and three-month periods ended July 31, 2005 increased by 57% and 54%, respectively, compared to the comparable periods of fiscal 2004. Net income for the nine-month and three-month periods ended
July 31, 2005 increased by 117% and 103%, respectively, compared to the comparable periods of fiscal 2004. In addition, our backlog, homes under contract but not yet delivered, at July 31, 2005, of $6.43 billion (9,490 homes) was up by 48% over our backlog at July 31, 2004. We believe backlog is a useful predictor of future results because for each home included in backlog, we have a binding, signed agreement of sale with a non-refundable cash deposit averaging approximately 7% of the purchase price from our buyer, and over the next nine to twelve months we expect to deliver many of the homes in backlog and recognize the revenues and related income. We expect that the total number of homes closed for fiscal 2005 will be between 8,562 and 8,662 homes, with an average delivered price between $655,000 and $658,500. We estimate that net income will increase by approximately 80% in fiscal 2005 as compared to fiscal 2004. We also believe that, due to the continuing strong demand for our homes, a recovering economy, our diversified offerings in the luxury move-up, active-adult, and empty-nester urban and suburban niches, and our growing portfolio of well-positioned communities in upscale markets, fiscal 2006 will be another record year.

   Geographic and product diversification, access to lower-cost capital, a versatile and abundant home mortgage market and improving demographics are promoting strong and steady demand for those builders who can control land and persevere through the increasingly difficult regulatory approval process. This evolution in our industry favors the large, publicly traded home building companies with the capital and expertise to control home sites and gain market share. We currently own or control more than 79,500 home sites in 48 markets we consider to be affluent, a substantial number of which sites already have the approvals necessary for development. We believe that as the approval process becomes more difficult, and as the political pressure from no-growth proponents increases, our expertise in taking land through the approval process and our already approved land positions should allow us to continue to grow for a number of years to come.

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

   Our revenues have grown on average over 20% per year in the last decade. We have funded this growth through the reinvestment of profits, bank borrowings and capital market transactions. At July 31, 2005, we had $505.9 million of cash and cash equivalents and approximately $930.9 million available under our bank revolving credit facility which extends to July 15, 2009. In addition, a significant portion of our debt does not mature until 2011 and beyond, which we believe gives us a stable financial platform on which to grow. In June 2005, we issued $300 million of 5.15% Senior Notes due 2015. The proceeds from this offering were used to redeem all of our $100 million of 8% Senior Subordinated Notes due 2009 and to repay a portion of our $222.5 million bank term loan which was repaid in full on June 3, 2005. With these resources, our strong cash flow from operations before inventory growth, and our history of success in accessing the public debt markets, we believe we have the resources available to continue to grow in fiscal 2005 and beyond.

CRITICAL ACCOUNTING POLICIES

   We believe the following are our critical accounting policies that require more significant judgments and estimates when we prepare our consolidated financial statements.

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

   In addition, we review all land held for future communities or future sections of current communities, whether owned or under contract, to determine whether or not we expect to proceed with the development of the land as planned. Based upon this review, we decide: (a) as to land that is under a purchase contract but not owned, whether the contract will likely be terminated or renegotiated and (b) as to land we own, whether the land will likely be developed as contemplated or in an alternative manner, or should be sold. We then further determine which costs that have been capitalized to the property are recoverable and which costs should be written off. We recognized $3.7 million and $1.2 million in write-offs of costs related to current and future communities in the nine-month and three-month periods ended July 31, 2005, respectively, as compared to $2.4 million and $1.2 million in the comparable periods of fiscal 2004.

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

USE OF ESTIMATES

   In the ordinary course of doing business, we must make estimates and judgments that affect decisions on how we operate and the reported amounts of assets, liabilities, revenues and expenses. These estimates include, but are not limited to, those related to the recognition of income and expenses, impairment of assets, estimates of future improvement and amenity costs, capitalization of costs to inventory, provisions for litigation, insurance and warranty costs, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate and adjust our estimates based on the information currently available. Actual results may differ from these estimates and assumptions or conditions.

OFF-BALANCE SHEET ARRANGEMENTS

   We have investments in and advances to several joint ventures and to Toll Brothers Realty Trust Group (the "Trust"). At July 31, 2005, we had investments in and advances to these unconsolidated entities of $126.6 million, were committed to invest or advance an additional $48.8 million to these entities if needed and had guaranteed approximately $162.2 million of these entities' indebtedness and/or loan commitments. See Note 3 to the Condensed Consolidated Financial Statements, "Investments in and Advances to Unconsolidated Entities" for more information regarding these entities. Our total commitment to these entities is not material to our financial condition. Investments in 20%-to-50% owned entities are accounted for using the equity method. Investments in less than 20%-owned entities are accounted for on the cost method.

RESULTS OF OPERATIONS

   The following table sets forth, for the nine-month and three-month periods ended July 31, 2005 and 2004, a comparison of certain income statement items related to our operations (amounts in millions):


                                                                NINE MONTHS ENDED JULY 31,          THREE MONTHS ENDED JULY 31,
                                                              --------------------------------    --------------------------------
                                                                  2005              2004               2005              2004
                                                              --------------    --------------    --------------    --------------
                                                                $        %        $        %        $        %        $        %
                                                             -------    ----   -------    ----   -------    ----   -------    ----
Home sales
 Revenues ................................................   3,751.6           2,395.2           1,536.5             991.3
 Cost of sales ...........................................   2,539.9    67.7%  1,716.5    71.7%  1,023.7    66.6%    709.5    71.6%
Land sales
 Revenues ................................................      21.6              20.9              10.6              12.9
 Cost of sales ...........................................      15.7    72.7%     14.3    68.4%      9.6    90.8%      7.5    58.0%
Equity earnings in
 unconsolidated entities .................................       9.5               6.9               4.2               5.6
Interest and other .......................................      26.6               7.5              10.6               3.4
Total revenues ...........................................   3,809.3           2,430.5           1,561.9           1,013.1
Selling, general and
 administrative expenses* ................................     349.7     9.2%    270.2    11.1%    126.3     8.1%    103.6    10.2%
Interest expense* ........................................      85.5     2.2%     60.0     2.5%     35.6     2.3%     24.2     2.4%
Expenses related to early
 retirement of debt* .....................................       4.1     0.1%      8.2     0.3%      4.1     0.3%     0.5      0.0%
Total costs and expenses* ................................   2,994.9    78.6%  2,069.2    85.1%  1,199.3    76.8%    845.3    83.4%
Income before income taxes* ..............................     814.4    21.4%    361.3    14.9%    362.6    23.2%    167.8    16.6%
Income taxes .............................................     318.6             132.8             147.1              61.8
Net income* ..............................................     495.9    13.0%    228.5     9.4%    215.5    13.8%    106.0    10.5%

---------------
*   Percentages are based on total revenues.
Note: Amounts may not add due to rounding.

HOME SALES

   Home sales revenues for the nine-monthand three-month periods ended July 31, 2005 were higher than those for the comparable periods of 2004 by approximately $1.36 billion, or 57%, and $545.2 million, or 55%, respectively. The increase in the nine-month period was attributable to a 37% increase in the number of homes delivered and a 14% increase in the average price of the homes delivered. The increase in the three-month period was attributable to a 37% increase in the number of homes delivered and a 13% increase in the average price of the homes delivered. The increase in the average price of the homes delivered in the fiscal 2005 periods was the result of increased selling prices and a shift in the location of homes delivered to more expensive areas. The increase in the number of homes delivered in the fiscal 2005 periods was primarily due to the higher backlog of homes at October 31, 2004 as compared to October 31, 2003, which was primarily the result of a 42% increase in the number of new contracts signed in fiscal 2004 over fiscal 2003.

   The value of new sales contracts signed in the nine months ended July 31, 2005 was $5.56 billion (8,100 homes), a 35% increase over the $4.11 billion (6,436 homes) value of new sales contracts signed in the comparable period of fiscal 2004. The value of new sales contracts signed in the three months ended July 31, 2005 was $1.92 billion (2,746 homes), a 19% increase over the $1.61 billion (2,329 homes) value of new sales contracts signed in the comparable period of fiscal 2004. The increase in the nine-month period was attributable to a 26% increase in the number of new contracts signed and an 8% increase in the average value of each contract, due primarily to the location and size of homes sold and increases in base selling prices. The increase in the three-month period was attributable to an 18% increase in the number of new contracts signed and a 1% increase in the average value of each contract, due primarily to increases in base selling prices, offset, in part, by a shift in product type sold to less expensive attached and age-qualified products. The increase in the number of new contracts signed is attributable to the continued demand for our product and an increase in the number of communities from which we are selling. At July 31, 2005, we were selling from 230 communities compared to 210 communities at July 31, 2004 and 220 communities at October 31, 2004. We expect to be selling from approximately 237 communities at October 31, 2005.

   We believe that the demand for our product is attributable to an increase in the number of affluent households, the maturation of the baby boom generation, a constricted supply of available new home sites, attractive mortgage rates and the belief of potential customers that the purchase of a home is a stable investment in the recent period of economic uncertainty. At July 31, 2005, we had over 79,500 home sites under our control nationwide in markets we consider to be affluent.

   At July 31, 2005, our backlog of homes under contract was $6.43 billion (9,490 homes), 48% higher than the $4.35 billion (6,856 homes) backlog at July 31, 2004. The increase in backlog at July 31, 2005 compared to the backlog at July 31, 2004 is primarily attributable to a higher backlog at October 31, 2004 as compared to the backlog at October 31, 2003, a 7% increase in the value and a 38% increase in the number of new contracts signed in the first nine months of fiscal 2005 as compared to the comparable period of fiscal 2004 and the backlog of homes acquired in the acquisition of the Orlando division of Landstar Homes, offset, in part, by an increase in the number of homes delivered in the first nine months of fiscal 2005 compared to the comparable period of fiscal 2004. Based on the size and the expected delivery dates of our current backlog, we believe that we will deliver between 8,562 and 8,662 homes in fiscal 2005 and that the average delivered price of those homes will be between $655,000 and $658,500.

   Home costs as a percentage of home sales revenues decreased by 400 basis points (4.0%) and 500 basis points in the nine-month and three-month periods ended July 31, 2005, respectively, compared to the comparable periods of fiscal 2004. The decreases were largely the result of selling prices increasing at a greater rate than costs, as well as from efficiencies realized from the increased number of homes delivered. For the full 2005 fiscal year, we expect that home costs as a percentage of home sales revenues will decrease by between 365 basis points and 375 basis points compared to the full 2004 fiscal year due to selling prices continuing to increase at a greater rate than costs, as well as from efficiencies realized from the increase in the number of homes to be delivered in fiscal 2005 as compared to fiscal 2004.

LAND SALES

   We are developing several communities in which we sell a portion of the land to other entities. The amount of land sales and the profitability of such sales will vary from quarter to quarter depending upon the timing of the delivery of the specific land parcels sold. Land sales were $21.6 million for the nine months ended July 31, 2005 and $10.6 million for the three months ended July 31, 2005. For the nine-month and three-month periods ended July 31, 2004, land sales were $20.9 million and $12.9 million, respectively. For the full 2005 fiscal year, land sales are expected to be approximately $31.6 million, compared to $22.5 million in fiscal 2004. Cost of land sales is expected to be approximately 75% of land sales revenues in fiscal 2005, as compared to approximately 70% in fiscal 2004.

EQUITY EARNINGS IN UNCONSOLIDATED ENTITIES

   We are a participant in several joint ventures and in the Trust. We recognize our proportionate share of the earnings from these entities, except for earnings on home sites purchased by the Company from these joint ventures. See Note 3 to the Condensed Consolidated Financial Statements, "Investments in and Advances to Unconsolidated Entities" for more information regarding our investments in and commitments to these entities. Earnings from these entities will vary significantly from quarter to quarter depending on the level of activity of each entity during the period. For the nine months ended July 31, 2005, we recognized $9.5 million of earnings from unconsolidated entities as compared to $6.9 million in the comparable period of fiscal 2004. For the three months ended July 31, 2005, we recognized $4.2 million of earnings from unconsolidated entities as compared to $5.6 million in the comparable period of fiscal 2004. For the full 2005 fiscal year, we expect to realize approximately $19.5 million of earnings from our investments in the joint ventures and the Trust compared to $15.7 million in fiscal 2004.

INTEREST AND OTHER INCOME

   For the nine months ended July 31, 2005, interest and other income was $26.6 million, an increase of $19.1 million from the $7.5 million recognized in the comparable period of fiscal 2004. For the three months ended July 31, 2005, interest and other income was $10.6 million, an increase of $7.2 million from the $3.4 million recognized in the comparable period of fiscal 2004. These increases were primarily the result of higher interest income and higher income realized from our ancillary businesses in the fiscal 2005 periods. For the full 2005 fiscal year, we expect interest and other income to be approximately $35.6 million compared to $15.4 million in fiscal 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

   SG&A spending increased by $79.6 million or 29% in the nine-month period ended July 31, 2005 and by $22.7 million, or 22%, in the three-month period ended July 31, 2005, compared to the comparable periods of fiscal 2004. The increased spending was principally due to the costs incurred to support the increased levels of construction and sales activity in the fiscal 2005 periods as compared to the comparable periods of fiscal 2004 and the continued costs incurred in the search for new land to replace the home sites that were sold during the period and to expand our land position to enable us to grow in the future. For the full 2005 fiscal year, we expect that SG&A as a percentage of revenues will decrease between 109 basis points and 119 basis points compared to the full 2004 fiscal year.

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

   Interest expense as a percentage of revenues was approximately 2.2% and 2.3% of revenues in the nine-month and three-month periods of fiscal 2005, respectively, compared to 2.5% and 2.4% in the comparable periods of fiscal 2004 For the full 2005 fiscal year, we expect interest expense as a percentage of total revenues to be approximately 2.25% as compared to 2.4% in fiscal
2004.

INCOME BEFORE INCOME TAXES

   For the nine-month period ended July 31, 2005, income before income taxes was $814.4 million, an increase of 125% over the $361.3 million earned in the comparable period of fiscal 2004. For the three-month period ended July 31, 2005, income before income taxes was $362.6 million, an increase of 116% over the $167.8 million earned in the comparable period of fiscal 2004.

INCOME TAXES

   Income taxes were provided at an effective rate of 39.1% and 40.6% for the nine-month and three-month periods ended July 31, 2005, respectively. For the nine-month and three-month periods of fiscal 2004, income taxes were provided at an effective rate of 36.7% and 36.8%, respectively. The difference in rates in fiscal 2005 compared to the comparable periods of fiscal 2004 was due primarily to a change in our estimated combined federal and state income tax rate before providing for the effect of permanent book-tax differences ("Base Rate") for the fiscal 2005 periods and the impact of recalculating our net deferred tax liability using the new Base Rate. The change in the Base Rate was due to the combination of changes in tax legislation and regulations and an expected shift in income to states with higher tax rates in fiscal 2005. See Note 8 to the Condensed Consolidated Financial Statements, "Income Taxes" for additional information regarding the change in the income tax rates and the impact on the financial statements. For the three-month period ended October 31, 2005, we expect that the effective tax rate will be approximately 39.1%.

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

   Cash flow from operating activities, before inventory additions, has improved as operating results have improved. One of the main factors that determine cash flow from operating activities, before inventory additions, is the level of revenues from the delivery of homes and land sales. We anticipate that cash flow from operating activities, before inventory additions, will continue to be strong in fiscal 2005 due to the expected increase in home deliveries in fiscal 2005, as compared to fiscal 2004. We expect that our inventory will continue to increase and we are currently negotiating and searching for additional opportunities to obtain control of land for future communities. At July 31, 2005, we had commitments to acquire land totaling approximately $3.59 billion, of which approximately $267.1 million had been paid or deposited. See Note 12 to the Condensed Consolidated Financial Statements, "Commitments and Contingencies" for more information concerning these commitments. We have used our cash flow from operating activities, before inventory additions, bank borrowings and the proceeds of public debt and equity offerings to: acquire additional land for new communities; fund additional expenditures for land development; fund construction costs needed to meet the requirements of our increased backlog and the increasing number of communities in which we are offering homes for sale; repurchase our stock; and repay debt.

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

   In June 2005, we issued $300 million of 5.15% Senior Notes due 2015. We used the net proceeds from the issuance of the notes to redeem all of our $100 million Senior Subordinated Notes due 2009 and the remainder to repay a portion of our $222.5 million bank term loan which was repaid in full on June 3, 2005. We recognized a charge of approximately $4.1 million related to the redemption of the notes and repayment of the bank term loan in our quarter ended July 31, 2005.

   We have a $1.2 billion bank credit facility which extends to July 15, 2009. At July 31, 2005, we did not have any borrowings under the facility and had approximately $269.1 million of letters of credit outstanding under it.

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

OVERVIEW OF FISCAL 2006

   In fiscal 2006, we expect unit deliveries to be between 10,200 and 10,600 homes and the average delivered home price to be approximately $665,000. This estimated delivery price reflects a change in the mix of homes delivered in fiscal 2006 compared to fiscal 2005. We expect that approximately 21% of the homes to be delivered in fiscal 2006 to be lower priced multi-family homes as compared to 17% in fiscal 2005 and that we will also see a greater number of deliveries from smaller, lower-priced single-family home communities in 2006 as compared to 2005. This change in mix of homes delivered in fiscal 2006 will not be uniform over the individual quarters of the year. For the quarter ending January 31, 2006, deliveries are expected to be between 1,900 and 2,100 homes with an average delivered home price of approximately $640,000. In addition, we expect net income to increase by approximately 20% in fiscal 2006 as compared to fiscal 2005.

                                  HOUSING DATA
                                ($ IN MILLIONS)


                                                                                                     NINE MONTHS ENDED JULY 31,
CLOSINGS                                                                                         ----------------------------------
                                                                                                 2005     2004     2005       2004
                                                                                                -----    -----    -------   -------
REGION                                                                                          UNITS    UNITS       $         $
---------------------------------------------------------------------------------------------   -----    -----    -------   -------
Northeast (CT, MA, NH, NJ, NY, RI) ..........................................................     793      655      447.6     379.1
Mid-Atlantic (DE, MD, PA, VA) ...............................................................   2,308    1,555    1,400.0     789.9
Midwest (IL, MI, OH) ........................................................................     414      307      256.8     174.0
Southeast (FL, NC, SC, TN) ..................................................................     588      518      328.7     243.0
Southwest (AZ, CO, NV, TX) ..................................................................     914      544      584.0     313.9
West (CA) ...................................................................................     795      653      734.5     495.3
                                                                                                -----    -----    -------   -------
   Total consolidated entities...............................................................   5,812    4,232    3,751.6   2,395.2
   Unconsolidated entities...................................................................     207       41       90.5      15.5
                                                                                                -----    -----    -------   -------
                                                                                                6,019    4,273    3,842.1   2,410.7
                                                                                                =====    =====    =======   =======



                                                                                                     NINE MONTHS ENDED JULY 31,
NEW CONTRACTS                                                                                    ----------------------------------
                                                                                                 2005     2004     2005       2004
                                                                                                -----    -----    -------   -------
REGION                                                                                          UNITS    UNITS       $         $
---------------------------------------------------------------------------------------------   -----    -----    -------   -------
Northeast (CT, MA, NH, NJ, NY, RI) ..........................................................   1,273      774      814.5     455.8
Mid-Atlantic (DE, MD, PA, VA) ...............................................................   2,702    2,186    1,778.5   1,273.5
Midwest (IL, MI, OH) ........................................................................     473      471      330.8     289.9
Southeast (FL, NC, SC, TN) ..................................................................   1,450      803      827.7     446.3
Southwest (AZ, CO, NV, TX) ..................................................................   1,489    1,113    1,049.4     691.8
West (CA) ...................................................................................     713    1,089      762.9     951.8
                                                                                                -----    -----    -------   -------
   Total consolidated entities...............................................................   8,100    6,436    5,563.8   4,109.1
   Unconsolidated entities...................................................................     270      198      164.1      82.2
                                                                                                -----    -----    -------   -------
                                                                                                8,370    6,634    5,727.9   4,191.3
                                                                                                =====    =====    =======   =======


                                                                                                             AT JULY 31
BACKLOG                                                                                          ----------------------------------
                                                                                                 2005     2004     2005       2004
                                                                                                -----    -----    -------   -------
REGION                                                                                          UNITS    UNITS       $         $
---------------------------------------------------------------------------------------------   -----    -----    -------   -------
Northeast (CT, MA, NH, NJ, NY, RI) ..........................................................   1,508    1,051      966.5     596.1
Mid-Atlantic (DE, MD, PA, VA) ...............................................................   2,639    2,305    1,750.8   1,320.6
Midwest (IL, MI, OH) ........................................................................     505      458      358.3     279.2
Southeast (FL, NC, SC) ......................................................................   2,081      696    1,150.1     421.5
Southwest (AZ, CO, NV, TX) ..................................................................   1,926    1,278    1,315.1     774.7
West (CA) ...................................................................................     831    1,068      893.0     953.7
                                                                                                -----    -----    -------   -------
   Total consolidated entities...............................................................   9,490    6,856    6,433.8   4,345.8
   Unconsolidated entities...................................................................     237      172      149.4      71.4
                                                                                                -----    -----    -------   -------
                                                                                                9,727    7,028    6,583.2   4,417.2
                                                                                                =====    =====    =======   =======



                                                                                                    THREE MONTHS ENDED JULY 31,
CLOSINGS                                                                                         ----------------------------------
                                                                                                 2005     2004     2005       2004
                                                                                                -----    -----    -------   -------
REGION                                                                                          UNITS    UNITS       $         $
---------------------------------------------------------------------------------------------   -----    -----    -------   -------
Northeast (CT, MA, NH, NJ, NY, RI) ..........................................................     310      256      184.0     149.8
Mid-Atlantic (DE, MD, PA, VA) ...............................................................     886      616      554.4     314.4
Midwest (IL, MI, OH) ........................................................................     178      136      110.7      74.4
Southeast (FL, NC, SC) ......................................................................     236      205      139.0      97.9
Southwest (AZ, CO, NV, TX) ..................................................................     361      205      239.2     124.7
West (CA) ...................................................................................     339      266      309.2     230.1
                                                                                                -----    -----    -------   -------
   Total consolidated entities...............................................................   2,310    1,684    1,536.5     991.3
   Unconsolidated entities...................................................................      57       30       25.7      12.1
                                                                                                -----    -----    -------   -------
                                                                                                2,367    1,714    1,562.2   1,003.4
                                                                                                =====    =====    =======   =======



                                                                                                    THREE MONTHS ENDED JULY 31,
NEW CONTRACTS                                                                                    ----------------------------------
                                                                                                 2005     2004     2005       2004
                                                                                                -----    -----    -------   -------
REGION                                                                                          UNITS    UNITS       $         $
---------------------------------------------------------------------------------------------   -----    -----    -------   -------
Northeast (CT, MA, NH, NJ, NY, RI) ..........................................................     459      270      295.1     155.4
Mid-Atlantic (DE, MD, PA, VA) ...............................................................     758      748      522.9     473.8
Midwest (IL, MI, OH) ........................................................................     149      164      108.4     105.9
Southeast (FL, NC, SC) ......................................................................     606      361      360.0     229.5
Southwest (AZ, CO, NV, TX) ..................................................................     544      455      391.6     300.0
West (CA) ...................................................................................     230      331      238.2     341.6
                                                                                                -----    -----    -------   -------
   Total consolidated entities...............................................................   2,746    2,329    1,916.2   1,606.2
   Unconsolidated entities...................................................................     111      188       63.4      79.1
                                                                                                -----    -----    -------   -------
                                                                                                2,857    2,517    1,979.6   1,685.3
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

   The table below sets forth, at July 31, 2005, our debt obligations by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):


                                                                                                              VARIABLE-RATE DEBT
                                                                                  FIXED-RATE DEBT                   (1)(2)
                                                                            ---------------------------    ------------------------
                                                                                             WEIGHTED                    WEIGHTED
FISCAL YEAR OF                                                                               AVERAGE                     AVERAGE
EXPECTED MATURITY                                                             AMOUNT      INTEREST RATE     AMOUNT    INTEREST RATE
------------------------------------------------------------------------   -----------    -------------    --------   -------------
2005 ...................................................................    $   31,032         7.68%       $ 72,149        4.54%
2006 ...................................................................        52,427         5.79%            150        2.40%
2007 ...................................................................        55,505         6.77%            150        2.40%
2008 ...................................................................         5,403         6.02%            150        2.40%
2009 ...................................................................         3,178         6.34%            150        2.40%
2010 ...................................................................           800        10.00%            150        2.40%
Thereafter .............................................................     1,500,000         6.31%          3,560        2.40%
Discount ...............................................................       (10,257)
                                                                            ----------                     --------
   Total................................................................    $1,638,088         6.34%        $76,459        4.42%
                                                                            ==========                     ========
Fair value at
July 31, 2005 ..........................................................    $1,690,323                     $ 76,459
                                                                            ==========                     ========

---------------
(1) At July 31, 2005, we had a $1.2 billion unsecured revolving credit facility with a group of 30 banks which extends to July 2009. At July 31, 2005, we had no borrowings and approximately $269.1 million of letters of credit outstanding under the facility. At July 31, 2005, interest was payable on borrowings under this facility at .625% (subject to adjustment based upon our debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time.
(2) One of our subsidiaries has a $125 million line of credit with three banks to fund mortgage originations. The line is due within 90 days of demand by the banks and bears interest at the banks' overnight rate plus an agreed upon margin. At July 31, 2005, the subsidiary had $72.1 million outstanding under the line at an average interest rate of 4.54 %. Borrowings under this line are included in the 2005 fiscal year maturities.

Based upon the amount of variable-rate debt outstanding at July 31, 2005 and holding the variable-rate debt balance constant, each percentage point increase in interest rates would increase our interest costs by approximately $.8 million per year.

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

   There has not been any change in our internal control over financial reporting during our quarter ended July 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   During the three months ended July 31, 2005, we repurchased the following shares of our common stock (amounts in thousands, except per share amounts):


                                                                                                                     MAXIMUM
                                                                                          TOTAL NUMBER               NUMBER
                                                                                            OF SHARES               OF SHARES
                                                                                          PURCHASED AS              THAT MAY
                                                            TOTAL          AVERAGE          PART OF A                YET BE
                                                          NUMBER OF         PRICE           PUBLICLY                PURCHASED
                                                           SHARES          PAID PER         ANNOUNCED               UNDER THE
PERIOD                                                PURCHASED (1)(2)    SHARE (1)    PLAN OR PROGRAM (1)   PLAN OR PROGRAM (1)(3)
---------------------------------------------------   ----------------    ---------    -------------------   ----------------------
May 1, 2005 to May 31, 2005 .......................           4             40.21               4                    17,722
June 1, 2005 to June 30, 2005 .....................           9             48.50               4                    17,718
July 1, 2005 to July 31, 2005 .....................           2             54.87               1                    17,717
                                                             --                                 -
   Total...........................................          15             47.32               9
                                                             --                                 -

---------------
(1) On June 9, 2005, our Board of Directors declared a two-for-one split of our common stock in the form of a stock dividend to stockholders of record on June 21, 2005. The additional shares of stock were distributed as of the close of business on July 8, 2005. All share and per share information has been restated to reflect this split.
(2) Pursuant to the provisions of our stock option plans, participants are permitted to use the value of our common stock that they own to pay for the exercise of options. During the three months ended July 31, 2005, we received 6,284 shares with an average fair market value per share of $49.72 for the exercise of stock options. These shares are included in the table above.
(3) On March 26, 2003, we announced that our Board of Directors had authorized the repurchase of up to 20 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.

   Except as set forth above, we did not repurchase any of our equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

ITEM 5. OTHER INFORMATION

   (a) Effective September 8, 2005, our Certificate of Incorporation was restated to integrate and restate, but not further amend our Restated Certificate of Incorporation, dated July 1, 1986, and all amendments thereto.

   (b)  None

ITEM 6. EXHIBITS

     3.1*    Second Restated Certificate of Incorporation dated September 8,
             2005.

     4.1* Ninth Supplemental Indenture dated as of June 6, 2005 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee.

     4.2 Authorizing Resolutions relating to the $300,000,000 Principal Amount of Toll Brothers Finance Corp.'s 5.15% Senior Notes due 2015 Guaranteed on a Senior Basis by Toll Brothers, Inc. and certain of its subsidiaries is hereby incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the Commission on June 8, 2005.

     4.3 Registration Rights Agreement dated as of June 3, 2005 by and among Toll Brothers Finance Corp., Toll Brothers, Inc., Citigroup
             Global Markets Inc., and each of the Initial Purchasers named on Schedule A attached thereto is hereby incorporated by reference to
             Exhibit 4.2 of the Registrant's Form 8-K filed with the Commission on June 8, 2005.

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


                                                      TOLL BROTHERS, INC.
                                                      (Registrant)

Date: September 8, 2005                               By: Joel H. Rassman
                                                         -----------------------
                                                         Joel H. Rassman
                                                         Executive Vice
                                                         President,
                                                         Treasurer and Chief
                                                         Financial Officer
                                                         (Principal Financial
                                                         Officer)

Date: September 8, 2005                               By: Joseph R. Sicree
                                                         -----------------------
                                                         Joseph R. Sicree
                                                         Vice President --
                                                         Chief Accounting
                                                         Officer
                                                         (Principal Accounting
                                                         Officer)