Form 10-K
period 2005-10-31
TOLL BROTHERS INC
filed 2006-01-13
CIK 794170

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-9186

TOLL BROTHERS, INC.

(Exact name of Registrant as specified in its charter)
Delaware	23-2416878

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Gibraltar Road, Horsham, Pennsylvania	19044

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (215) 938-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock (par value $.01)*	New York Stock Exchange and Pacific Exchange

Guarantee of Toll Brothers Finance Corp. 6.875% Senior Notes due 2012	New York Stock Exchange

Guarantee of Toll Brothers Finance Corp. 5.95% Senior Notes due 2013	New York Stock Exchange

Guarantee of Toll Brothers Finance Corp. 4.95% Senior Notes due 2014	New York Stock Exchange

* Includes associated Right to Purchase Series A Junior Participating Preferred Stock.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.
                    Yes         No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.
                    Yes           No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                    Yes           No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                    Yes           No

As of April 30, 2005, the aggregate market value of the Common Stock held by non-affiliates (all persons other than executive officers and directors of Registrant) of the Registrant was approximately $4,570,432,000.

As of December 31, 2005, there were approximately 155,082,000 shares of Common Stock outstanding.

Documents Incorporated by Reference: Portions of the proxy statement of Toll Brothers, Inc. with respect to the 2006 Annual Meeting of Stockholders, scheduled to be held on March 14, 2006, are incorporated by reference into Part III of this report.

Back to Contents

PART I

ITEM 1.	BUSINESS

General

Toll Brothers, Inc., a Delaware corporation formed in May 1986, began doing business through predecessor entities in 1967. When this report uses the words “we,” “us,” and “our,” they refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires.

We design, build, market and arrange financing for single-family detached and attached homes in luxury residential communities. We are also involved, directly and through joint ventures, in projects where we are building, or converting existing rental apartment buildings into, high-, mid- and low-rise luxury homes. We cater to move-up, empty-nester, active-adult, age-qualified and second-home buyers in 21 states (including West Virginia where we began operations in November 2005) in six regions of the United States. In the five years ended October 31, 2005, we delivered 29,095 homes from 516 communities, including 8,769 homes from 321 communities in fiscal 2005.

Our traditional, single-family communities are generally located on land we have either developed or acquired fully approved and, in some cases, improved. Currently, we operate in the major suburban and urban residential areas of:

•	the Philadelphia, Pennsylvania metropolitan area

•	the Lehigh Valley area of Pennsylvania

•	central and northern New Jersey

•	the Virginia and Maryland suburbs of Washington, D.C.

•	the Eastern Shore of Maryland and Delaware

•	the Boston, Massachusetts metropolitan area

•	Rhode Island

•	Fairfield, Hartford and East Hampton Counties, Connecticut

•	Westchester, Dutchess, Putnam, Orange and Rockland Counties of New York

•	the boroughs of Manhattan, Brooklyn and Queens in New York City

•	the Los Angeles and San Diego, California metropolitan areas

•	the San Francisco Bay and Sacramento areas of northern California

•	the Palm Springs, California area

•	the Phoenix and Tucson, Arizona metropolitan areas

•	the Raleigh and Charlotte, North Carolina metropolitan areas

•	the Dallas, Austin and San Antonio, Texas metropolitan areas

•	the southeast and southwest coasts and the Jacksonville and Orlando areas of Florida

•	the Las Vegas and Reno, Nevada metropolitan areas

•	the Detroit, Michigan metropolitan area

•	the Chicago, Illinois metropolitan area

•	the Denver, Colorado metropolitan area

•	the Hilton Head area of South Carolina

•	the Minneapolis/St. Paul, Minnesota metropolitan area

•	the Martinsburg, West Virginia area

Back to Contents

We continue to explore additional geographic areas for expansion.

We operate our own land development, architectural, engineering, mortgage, title, security monitoring, cable television, broadband Internet access, landscaping, lumber distribution, house component assembly, and manufacturing operations. We also develop, own and operate golf courses and country clubs associated with several of our master planned communities.

At October 31, 2005, we were operating from 344 communities containing approximately 26,693 home sites that we owned or controlled through options. Of the 26,693 home sites, 17,888 were available for sale and 8,805 were sold but not yet delivered. Of the 344 communities, 230 were offering homes for sale, 35 had been offering homes for sale but were temporarily closed due to the number of homes in backlog and/or the lack of availability of improved home sites, and 79 were sold out but not all homes had been completed and delivered. At October 31, 2005, we also owned or controlled through options approximately 56,433 home sites in 444 proposed communities. We expect to be selling from approximately 265 communities by October 31, 2006. Of the approximately 83,126 total home sites that we owned or controlled through options at October 31, 2005, we owned approximately 35,838.

At October 31, 2005, we were offering single-family detached homes in 174 communities at prices, excluding customized options and lot premiums, generally ranging from $286,000 to $2,128,000, with an average base sale price of $666,000. At that date, we were offering attached homes in 56 communities at prices, excluding customized options and lot premiums, generally ranging from $182,000 to $1,604,000, with an average base sale price of $502,000 and with some units offered at prices significantly higher than $1,604,000. On average, our home buyers added approximately 21%, or $113,000 per home, in customized options and lot premiums to the base price of homes delivered in fiscal 2005.

We had backlogs (homes under contract but not yet delivered to home buyers) of $6.01 billion (8,805 homes) at October 31, 2005 and $4.43 billion (6,709 homes) at October 31, 2004. We expect to deliver by October 31, 2006 approximately 89% of the homes in backlog at October 31, 2005.

In recognition of our achievements, we have received numerous awards from national, state and local home builder publications and associations. We are the only publicly traded national home builder to have won all three of the industry’s highest honors: America’s Best Builder (1996), the National Housing Quality Award (1995), and Builder of the Year (1988).

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

For financial information about our revenues, earnings, assets, liabilities, stockholders’ equity and cash flows, please see the accompanying consolidated financial statements and notes thereto.

Back to Contents

Our Communities

Our communities are generally located in affluent suburban areas near major highways providing access to major cities. We are also operating in the affluent urban markets of Hoboken and Jersey City, New Jersey, New York City, New York, Providence, Rhode Island and Philadelphia, Pennsylvania. We currently operate in 21 states in six regions around the country. The following table lists the states in which we operate and the fiscal years in which we or our predecessors commenced operations:

State	Fiscal Year of Entry	State	Fiscal Year of Entry

Pennsylvania	1967	Florida	1995
New Jersey	1982	Arizona	1995
Delaware	1987	Nevada	1998
Massachusetts	1988	Illinois	1998
Maryland	1988	Michigan	1999
Virginia	1992	Rhode Island	2000
Connecticut	1992	Colorado	2001
New York	1993	South Carolina	2002
California	1994	Minnesota	2005
North Carolina	1994	West Virginia	2006
Texas	1995

We continue to explore additional geographic areas for expansion.

We market our high-quality, single-family homes to “upscale” luxury home buyers, generally comprised of those persons who have previously owned a principal residence and who are seeking to buy a larger home – the so-called “move-up” market. We believe our reputation as a developer of homes for this market enhances our competitive position with respect to the sale of our smaller, more moderately priced detached homes, as well as our attached homes.

We also market to the 50+ year-old “empty-nester” market and believe that this market has strong growth potential. We have developed a number of home designs with features such as one-story living and first floor master bedroom suites, as well as communities with recreational amenities such as golf courses, marinas, pool complexes, country clubs and recreation centers, that we believe appeal to this category of home buyer. We have integrated these designs and features in our other home types and communities.

In 1999, we opened for sale our first active-adult, age-qualified community for households in which at least one member is 55 years of age. We are currently selling from 16 such communities and expect to open additional age-qualified communities during the next few years. In fiscal 2005, approximately 12% of new contracts signed were in active-adult communities.

We also sell homes in the second-home market. We have been selling homes in this market for several years and currently offer them in Arizona, California, Delaware, Florida, Maryland, Nevada, Pennsylvania and South Carolina.

In order to serve a growing market of affluent move-up families, empty-nesters and young professionals seeking to live in or close to major cities, we have developed and/or are developing a number of high-density, high-, mid- and low-rise urban luxury communities and are in the process of converting several for-rent apartment buildings to condominiums. These communities, which we are currently developing on our own or through joint ventures, are located in Phoenix, Arizona; Dublin, California; Singer Island, Florida; Bethesda, Maryland; Hoboken and Jersey City, New Jersey; Philadelphia, Pennsylvania; the boroughs of Manhattan, Brooklyn and Queens, New York; Providence, Rhode Island; and Leesburg, Virginia.

We believe that the demographics of our move-up, empty-nester, active-adult, age-qualified and second-home up-scale markets provide us with the potential for growth in the coming decade. According to the U.S. Census Bureau, the number of households earning $100,000 or more (in constant 2004 dollars) now stands at 17.8 million households, approximately 15.7% of all households. This group has grown at six times

Back to Contents

the rate of increase of all U.S. households since 1980. According to Claritas, Inc., a provider of demographic information, approximately 8.9 million of these households are located in our current markets.

The largest group of baby boomers, the more than four million born annually between 1954 and 1964, are now 41 to 51 years of age and in their peak move-up home buying years. The leading edge of the baby boom generation is now in its late 50’s and part of the empty-nester market. The number of households with persons 55 to 64 years old, the focus of our age-qualified communities, is projected to increase by over 47% between the year 2000 and the year 2010 according to the U.S. Census Bureau.

Two studies – one from Harvard University’s Joint Center for Housing Studies published in 2004 and the other from The Homeownership Alliance, which consists of the chief economists of Fannie Mae, Freddie Mac, the National Association of Home Builders and the National Association of Realtors, published in 2004 – project that the level of demand for new single- and multi-family housing units will average between 1.85 million and 2.17 million units annually over the next ten years. In addition, American Demographics magazine predicts that, as the baby boomers mature and become more affluent, second-home ownership will grow from approximately 6.4 million homes in 2000 to an estimated 10 million homes in 2010.

We develop individual stand-alone communities as well as multi-product master planned communities. We currently have 20 master planned communities and expect to open several additional such communities during the next few years. Our master planned communities, many of which include golf courses and other country club-type amenities, enable us to offer multiple home types and sizes to a broad range of move-up, empty-nester, active-adult and second-home buyers. We realize efficiencies from shared common costs such as land development and infrastructure over the several communities within the master planned community. We currently have master planned communities in Arizona, California, Florida, Illinois, Michigan, Nevada, New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia.

Each of our single-family detached-home communities offers several home plans, with the opportunity for home buyers to select various exterior styles. We design each community to fit existing land characteristics. We strive to achieve diversity among architectural styles within an overall planned community by offering a variety of house models and several exterior design options for each house model, by preserving existing trees and foliage whenever practicable, and by curving street layouts which allow relatively few homes to be seen from any vantage point. Normally, homes of the same type or color may not be built next to each other. Our communities have attractive entrances with distinctive signage and landscaping. We believe that our added attention to community detail avoids a “development” appearance and gives each community a diversified neighborhood appearance that enhances home values.

Our traditional attached home communities generally offer one- to four-story homes, provide for limited exterior options and often include commonly-owned recreational facilities such as playing fields, swimming pools and tennis courts.

Our Homes

In most of our single-family detached-home communities, we offer at least four different house floor plans, each with several substantially different architectural styles. In addition, the exterior of each basic floor plan may be varied further by the use of stone, stucco, brick or siding. Our traditional attached home communities generally offer two or three different floor plans with two, three or four bedrooms.

In all of our communities, a wide selection of options is available to purchasers for additional charges. The number and complexity of options typically increase with the size and base selling price of our homes. Major options include additional garages, guest suites and other additional rooms, finished lofts and extra fireplaces. On average, options purchased by our home buyers, including lot premiums, added approximately 21%, or $113,000 per home, to the base price of homes delivered in fiscal 2005.

Back to Contents

The general range of base sales prices for our different lines of homes at October 31, 2005, was as follows:

Detached homes
Move-up	$317,000	—	$742,000
Executive	305,000	—	1,353,000
Estate	375,000	—	2,128,000
Active-adult, age-qualified	286,000	—	521,000

Attached homes
Flats	$214,000	—	$715,000
Townhomes/Carriage homes	192,000	—	1,070,000
Active-adult, age-qualified	182,000	—	704,000
High-Rise/Mid-Rise	499,000	—	1,604,000

We offer some of our single-family attached units at prices that are considerably higher than $1.6 million.

Contracts for the sale of homes are at fixed-prices. The prices at which homes are offered in a community generally have increased during the period in which that community is offering homes for sale; however, there can be no assurance that sales prices will increase in the future.

We offer some of the same basic home designs in similar communities. However, we are continuously developing new designs to replace or augment existing ones to ensure that our homes reflect current consumer tastes. We use our own architectural staff, and also engage unaffiliated architectural firms, to develop new designs. During the past year, we introduced 111 new single-family detached models and 130 new single-family attached models.

We operate in six regions around the United States. The following table summarizes by region closings and new contracts signed during fiscal 2005 and 2004, and backlog at October 31, 2005 and 2004:

	Closings

Region	2005 Units	2004 Units	2005 $ Millions	2004 $ Millions

Northeast (CT, MA, NH, NJ, NY, RI)	1,243	1,016	721.6	572.9
Mid-Atlantic (DE, MD, PA, VA)	3,290	2,398	2,056.6	1,252.5
Midwest (IL, MI, OH)	627	478	404.7	274.0
Southeast (FL, NC, SC, TN)	1,032	772	558.0	366.7
Southwest (AZ, CO, NV, TX)	1,420	902	936.4	527.9
West (CA)	1,157	1,061	1,082.0	845.5

Total consolidated entities	8,769	6,627	5,759.3	3,839.5
Unconsolidated entities	330	130	153.9	52.4

	9,099	6,757	5,913.2	3,891.9

	New Contracts

Region	2005 Units	2004 Units	2005 $ Millions	2004 $ Millions

Northeast (CT, MA, NH, NJ, NY, RI)	1,673	1,112	1,078.5	653.0
Mid-Atlantic (DE, MD, PA, VA)	3,405	2,969	2,263.6	1,787.8
Midwest (IL, MI, OH)	624	630	439.3	395.2
Southeast (FL, NC, SC, TN)	1,905	1,087	1,082.1	611.8
Southwest (AZ, CO, NV, TX)	1,925	1,544	1,401.4	980.7
West (CA)	840	1,342	887.6	1,213.0

Total consolidated entities	10,372	8,684	7,152.5	5,641.5
Unconsolidated entities	424	289	262.5	123.5

	10,796	8,973	7,415.0	5,765.0

Back to Contents

	Backlog

Region	2005 Units	2004 Units	2005 $ Millions	2004 $ Millions

Northeast (CT, MA, NH, NJ, NY, RI)	1,458	1,028	956.3	599.5
Mid-Atlantic (DE, MD, PA, VA)	2,360	2,245	1,579.4	1,372.4
Midwest (IL, MI, OH)	443	446	319.0	284.3
Southeast (FL, NC, SC, TN)	2,092	726	1,175.2	463.5
Southwest (AZ, CO, NV, TX)	1,856	1,351	1,314.6	849.7
West (CA)	596	913	670.1	864.5

Total consolidated entities	8,805	6,709	6,014.6	4,433.9
Unconsolidated entities	268	174	184.4	75.8

	9,073	6,883	6,199.0	4,509.7

The following table summarizes certain information with respect to our residential communities under development (excluding joint ventures) at October 31, 2005:

Region	Number of Communities	Homes Approved	Homes Closed	Homes Under Contract and Not Closed	Homesites Available

Northeast	57	6,533	2,336	1,458	2,739
Mid-Atlantic	108	15,310	6,591	2,360	6,359
Midwest	33	4,181	1,130	443	2,608
Southeast	55	6,368	1,910	2,092	2,366
Southwest	69	6,212	1,845	1,856	2,511
West	22	3,396	1,495	596	1,305

Total	344	42,000	15,307	8,805	17,888

At October 31, 2005, significant site improvements had not commenced on approximately 11,600 of the 17,888 available home sites. Of the 17,888 available home sites, 4,303 were not yet owned by us but were controlled through options.

Of the 344 communities under development at October 31, 2005, 230 were offering homes for sale, 35 had been offering homes but were temporarily closed at October 31, 2005 due to the number of homes in backlog and/or the unavailability of improved home sites, and 79 were sold out but not all homes had been completed and delivered. Of the 265 communities in which homes were being offered for sale or which were temporarily closed at October 31, 2005, 205 were single-family detached-home communities containing a total of 177 homes (exclusive of model homes) under construction but not under contract, and 60 were attached-home communities containing a total of 112 homes (exclusive of model homes) under construction but not under contract.

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

We generally enter into agreements to purchase land, referred to herein as “land purchase contracts,” “options” or “option agreements,” on a non-recourse basis, thereby limiting our financial exposure to the amounts expended in obtaining any necessary governmental approvals, the costs incurred in the planning and design of the community and, in some cases, some or all of our deposit. The use of options or purchase agreements may increase the price of land that we eventually acquire, but significantly reduces our risk by allowing us to obtain the necessary development approvals before acquiring the land or allowing us to delay the acquisition to a later date. As approvals are obtained, the values of the options, purchase agreements and

Back to Contents

land generally increase. We have the ability to extend many of these options for varying periods of time, in some cases by making an additional payment and, in other cases, without any additional payment. Our purchase agreements are typically subject to numerous conditions including, but not limited to, our ability to obtain necessary governmental approvals for the proposed community. Our initial payment on an agreement may be returned to us if all approvals are not obtained, although pre-development costs may not be recoverable. We generally have the right to cancel any of our agreements to purchase land by forfeiture of some or all of the money we have paid on the agreement.

We also have investments in three joint ventures that are developing large tracts of land in Arizona and Nevada. Under the terms of the joint venture agreements, we will receive our proportionate share of home sites upon the completion of the development work on the land. For more information regarding these joint ventures, see Note 4 to the Consolidated Financial Statements.

Our ability to continue development activities over the long-term will be dependent upon our continued ability to locate and enter into options or agreements to purchase land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of such land.

We believe that there is significant diversity in our existing markets and that this diversity provides some protection from the vagaries of individual local economies. We also believe that greater geographic diversification will provide additional protection and more opportunities for growth and, accordingly, we continue to search for new markets.

The following is a summary, at October 31, 2005, of the parcels of land that we either owned or controlled through options or purchase agreements for proposed communities, as distinguished from those currently under development:

Region	Number of Communities	Number of Homes Planned

Northeast	71	8,609
Mid-Atlantic	157	17,702
Midwest	24	1,972
Southeast	85	13,415
Southwest	59	8,693
West	48	6,042

Total	444	56,433

Of the 56,433 planned home sites, at October 31, 2005, we owned 13,448 and controlled through options and purchase agreements 42,985. At October 31, 2005, the aggregate purchase price of land parcels under option and purchase agreements was approximately $3.6 billion (including $260.6 million of land to be acquired from joint ventures which we have invested in, made advances to or made loan guarantees on behalf of), of which we had paid or deposited approximately $287.5 million.

We evaluate all of the land under our control for proposed communities on an ongoing basis for continued economic and market feasibility. During the year ended October 31, 2005 such feasibility analyses resulted in approximately $3.3 million of capitalized costs related to proposed communities being charged to expense because they were no longer deemed to be recoverable.

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

Back to Contents

We believe that we have an adequate supply of land in our existing communities and proposed communities (assuming that all properties are developed) to maintain our operations at current levels for several years.

Community Development

We expend considerable effort in developing a concept for each community, which includes determining the size, style and price range of the homes, the layout of the streets and individual home sites, and the overall community design. After obtaining the necessary governmental subdivision and other approvals, which may take several years, we improve the land by clearing and grading it; installing roads, underground utility lines and recreational amenities; erecting distinctive entrance structures; and staking out individual home sites.

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

Since we build single-family detached and attached homes that generally take less than one year to build, we recognize revenue from these home sales only when title and possession of a home is transferred to the buyer, which usually occurs shortly after home construction is substantially completed. For high-rise/mid-rise projects where the construction time is substantially more than one year and which qualify under Financial Accounting Standard No. 66 for percentage of completion accounting, revenues and costs of individual projects will be recognized on the individual project’s aggregate value of units for which the home buyers have signed binding agreements of sale, less an allowance for cancellations, and will be based on the percentage of total estimated construction costs which have been incurred. We expect to follow percentage of completion accounting on several projects beginning in fiscal 2006. The most significant variable affecting the timing of our revenue stream, other than housing demand, is receipt of final land regulatory approvals because receipt of approvals permits us to begin the process of obtaining executed sales contracts from home buyers. Although our sales and construction activities vary somewhat by season, which affects the timing of closings, any such seasonal effect is relatively insignificant compared to the effect of the timing of receipt of final governmental approvals on the timing of closings.

Subcontractors perform all home construction and land development work, generally under fixed-price contracts. We act as a general contractor and purchase some, but not all, of the building supplies we require. See “Manufacturing/Distribution Facilities” in Item 2. While we have experienced some shortages, from time to time, in the availability of subcontractors in some markets, we do not anticipate any material effect from these shortages on our home building operations.

Our construction managers and assistant construction managers coordinate subcontracting activities and supervise all aspects of construction work and quality control. One of the ways in which we seek to achieve home buyer satisfaction is by providing our construction managers with incentive compensation arrangements based on each home buyer’s satisfaction as expressed by their responses on pre-closing and post-closing questionnaires.

We maintain insurance, subject to deductibles and self-insured amounts, to protect us against various risks associated with our activities including, among others, general liability, “all-risk” property, workers’ compensation, automobile, and employee fidelity. We accrue for our expected costs associated with the deductibles and self-insured amounts.

Marketing and Sales

We believe that our marketing strategy, which emphasizes our more expensive “Estate” and “Executive” lines of homes, has enhanced our reputation as a builder-developer of high-quality upscale

Back to Contents

housing. We believe this reputation results in greater demand for all of our lines of homes. To enhance this image, we generally include attractive decorative features such as chair rails, crown moldings, dentil moldings, vaulted and coffered ceilings and other aesthetic elements, even in our less expensive homes, based on our belief that this additional construction expense improves our marketing and sales effort.

In determining the prices for our homes, we utilize, in addition to management’s extensive experience, an internally developed value analysis program that compares our homes with homes offered by other builders in each local marketing area. In our application of this program, we assign a positive or negative dollar value to differences between our product features and those of our competitors, such as house and community amenities, location and reputation.

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

We typically have a sales office in each community that is staffed by our own sales personnel. Sales personnel are generally compensated with both salary and commission. A significant portion of our sales is derived from the introduction of customers to our communities by local realtors.

We advertise extensively in newspapers, other local and regional publications, and on billboards. We also use videotapes and attractive color brochures to market our communities. The Internet is also an important resource we use in marketing and providing information to our customers. A visitor to our award winning web site, www.tollbrothers.com, can obtain detailed information regarding our communities and homes across the country, take panoramic or video tours of our homes and design their own homes based upon our available floor plans and options.

All our homes are sold under our limited warranty as to workmanship and mechanical equipment. Many homes also come with a limited ten-year warranty as to structural integrity.

We have a two-step sales process. The first step takes place when a potential home buyer visits one of our communities and decides to purchase one of our homes, at which point the home buyer signs a non-binding deposit agreement and provides a small, refundable deposit. This deposit will reserve, for a short period of time, the home site or unit that the home buyer has selected and will lock in the base price of the home. Deposit rates are tracked on a weekly basis to help us monitor the strength or weakness in demand in each of our communities. If demand for homes in a particular community is strong, senior management will determine whether the base selling prices in that community should be increased, whereas if demand for the homes in a particular community is weak, we may determine whether sales incentives should be added to the community’s sales effort. Because these deposit agreements are non-binding, they are not recorded as signed contracts, nor are they recorded in backlog (homes under contract but not yet delivered to home buyers as of the reporting date).

The second step in the sales process occurs when the home buyer and we actually sign a binding agreement of sale and the home buyer gives us a non-refundable cash down payment which, historically, has been approximately 7%, on average, of the total purchase price of the home. Between the time that the home buyer signs the non-binding deposit agreement and the agreement of sale, he or she is required to complete a financial questionnaire that gives us the ability to evaluate whether the home buyer has the financial resources necessary to purchase the home. If we determine that the home buyer is not financially qualified, we will not enter into an agreement of sale with the home buyer. In fiscal 2005, 2004 and 2003, home buyers have canceled approximately 4.6%, 4.6% and 5.7%, respectively, of the agreements of sale executed during the respective fiscal year. When we report contracts signed, the number and value of contracts signed is reported net of any cancellations occurring during the reporting period. Only outstanding agreements of sale that have been signed by both the home buyer and us as of the end of the period on which we are reporting are included in backlog. Home buyers canceled agreements of sale representing approximately 2.9%, 3.0% and 4.7%, respectively, of the values of backlog reported on October 31, 2004, 2003 and 2002.

Back to Contents

At October 31, 2005, we had $6.01 billion (8,805 homes) of backlog. Based on the expected delivery dates, we expect to deliver approximately 89% of the homes in backlog by October 31, 2006.

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

Regulation and Environmental Matters

We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular property or locality. In a number of our markets, there has been an increase in state and local legislation authorizing the acquisition of land as dedicated open space, mainly by governmental, quasi-public and non-profit entities. In addition, we are subject to various licensing, registration and filing requirements in connection with the construction, advertisement and sale of homes in our communities. Although these laws have increased our overall costs, they have not had a material effect on us, except to the extent that their application may have delayed the opening of communities or caused us to conclude that development of particular communities would not be economically feasible, even if any or all necessary governmental approvals were obtained. See “Land Policy” in this Item 1. We also may be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums in one or more of the areas in which we operate. Generally, such moratoriums relate to insufficient water or sewage facilities, or inadequate road capacity.

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

We also are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of public health and the environment (“environmental laws”). The particular environmental laws that apply to any given community vary greatly according to the location and environmental condition of the site, and the present and former uses of the site. Complying with these environmental laws may result in delays, may cause us to incur substantial compliance and other costs, and/or may prohibit or severely restrict development in certain environmentally sensitive regions or areas.

We maintain a policy of engaging independent environmental consultants to evaluate land for the potential of hazardous or toxic materials, wastes or substances before consummating an acquisition. Because we generally have obtained such assessments for the land we have purchased, we have not been significantly affected to date by the presence of such materials.

Employees

At October 31, 2005, we employed 5,581 persons full-time; of these, 198 were in executive management positions, 520 were engaged in sales activities, 571 were in project management activities, 2,063 were in administrative and clerical activities, 1,331 were in construction activities, 294 were in architectural and engineering activities, 368 were in golf course operations, and 236 were in manufacturing and distribution. At October 31, 2005, we were subject to one collective bargaining agreement that covered approximately 2% of our employees. We consider our employee relations to be good.

Back to Contents

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Our principal Internet address is www.tollbrothers.com. We make available free of charge on or through www.tollbrothers.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Our Board of Directors has an audit committee, an executive compensation committee and a nominating and corporate governance committee. Each of these committees has a formal charter. We also have Corporate Governance Guidelines, a Code of Ethics for Principal Executive Officer and Senior Financial Officers, and a Code of Ethics and Business Conduct for Directors, Officers and Employees. Copies of these charters, guidelines and codes, and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers or directors, can be obtained free of charge from our web site, www.tollbrothers.com.

In addition, you may request a copy of the foregoing filings (excluding exhibits), charters, guidelines and codes, and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers or directors, at no cost by writing to us at Toll Brothers, Inc., 250 Gibraltar Road, Horsham, PA 19044, Attention: Director of Investor Relations, or by telephoning us at (215) 938-8000.

ITEM 1A.	RISK FACTORS

Factors That May Affect Our Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements include information relating to anticipated operating results, financial resources, changes in revenues, changes in profitability, interest expense, growth and expansion, anticipated income to be realized from our investments in unconsolidated entities, the ability to acquire land, the ability to gain approvals and to open new communities, the ability to sell homes and properties, the ability to deliver homes from backlog, the ability to secure materials and subcontractors, the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities in the future, and stock market valuations. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in presentations, on our web site and in other material released to the public.

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

Back to Contents

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

An adverse change in economic conditions could reduce the demand for homes and, as a result, could reduce our earnings.

Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations and where prospective purchasers of our homes live, can have a negative impact on our business. Adverse changes in employment levels, job growth, consumer confidence, interest rates and population growth may reduce demand and depress prices for our homes. This, in turn, can reduce our earnings.

The homebuilding industry is highly competitive and, if others are more successful, our business could decline.

We operate in a very competitive environment, which is characterized by competition from a number of other homebuilders in each market in which we operate. We compete with large national and regional home building companies and with smaller local homebuilders for land, financing, raw materials and skilled management and labor resources. We also compete with the resale, or “previously owned,” home market. Increased competition could cause us to increase our selling incentives and/or reduce our prices. An oversupply of homes available for sale could also depress our home prices and adversely affect our operations. If we are unable to compete effectively in our markets, our business could decline.

If land is not available at reasonable prices, our sales and earnings could decrease.

Our operations depend on our ability to continue to obtain land for the development of our residential communities at reasonable prices. Changes in the general availability of land, competition for available land, availability of financing to acquire land, zoning regulations that limit housing density and other market conditions may hurt our ability to obtain land for new residential communities. If the supply of land appropriate for development of our residential communities becomes more limited because of these factors, or for any other reason, the cost of land could increase and/or the number of homes that we sell and build could be reduced.

If the market value of our land and homes drops significantly, our profits could decrease.

The market value of our land and housing inventories depends on market conditions. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. If housing demand decreases below what we anticipated when we acquired our inventory, we may not be able to make profits similar to what we have made in the past, may experience less than anticipated profits and/or may not be able to recover our costs when we sell and build homes. In the face of adverse market conditions, we may have substantial inventory carrying costs or may have to sell land or homes at a loss.

Government regulations and legal challenges may delay the start or completion of our communities, increase our expenses or limit our homebuilding activities, which could have a negative impact on our operations.

We must obtain the approval of numerous governmental authorities in connection with our development activities, and these governmental authorities often have broad discretion in exercising their approval authority. We incur substantial costs related to compliance with legal and regulatory requirements. Any increase in legal and regulatory requirements may cause us to incur substantial additional costs, as discussed below. Various local, state and federal statutes, ordinances, rules and regulations concerning building, zoning,

Back to Contents

sales and similar matters apply to and/or affect the housing industry. This governmental regulation affects construction activities as well as sales activities, mortgage lending activities and other dealings with consumers. The industry also has experienced an increase in state and local legislation and regulations which limit the availability or use of land. We may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law. Further, we may experience delays and increased expenses as a result of legal challenges to our proposed communities, whether brought by governmental authorities or private parties.

Expansion of regulation in the housing industry has increased the time required to obtain the necessary approvals to begin construction and has prolonged the time between the initial acquisition of land or land options and the commencement and completion of construction. These delays can increase our costs and decrease our profitability.

Municipalities may restrict or place moratoriums on the availability of utilities, such as water and sewer taps. In some areas, municipalities may enact growth control initiatives, which will restrict the number of building permits available in a given year. If municipalities in which we operate take actions like these, it could have an adverse effect on our business by causing delays, increasing our costs or limiting our ability to operate in those municipalities.

Increases in taxes or government fees could increase our costs, and adverse changes in tax laws could reduce customer demand for our homes.

Increases in real estate taxes and other local government fees, such as fees imposed on developers to fund schools, open space, road improvements, and/or provide low and moderate income housing, could increase our costs and have an adverse effect on our operations. In addition, increases in local real estate taxes could adversely affect our potential customers who may consider those costs in determining whether to make a new home purchase and decide, as a result, not to purchase one of our homes. In addition, any changes in the income tax laws that would reduce or eliminate tax deductions or incentives to homeowners, such as the proposed changes limiting the deductibility of interest on home mortgages, could make housing less affordable or otherwise reduce the demand for housing, which in turn could reduce our sales and hurt our operating results.

Adverse weather conditions and conditions in nature beyond our control could disrupt the development of our communities, which could harm our sales and earnings.

Adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, floods and fires, can have serious effects on our ability to develop our residential communities. We also may be affected by unforeseen engineering, environmental or geological problems. Any of these adverse events or circumstances could cause delays in the completion of, or increase the cost of, developing one or more of our residential communities and, as a result, could harm our sales and earnings.

If we experience shortages of labor and supplies or other circumstances beyond our control, there could be delays or increased costs in developing our communities, which could adversely affect our operating results.

Our ability to develop residential communities may be affected by circumstances beyond our control, including: work stoppages, labor disputes and shortages of qualified trades people, such as carpenters, roofers, electricians and plumbers; lack of availability of adequate utility infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured; and shortages, or delays in availability, or fluctuations in prices of, building materials. Any of these circumstances could give rise to delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. We may not be able to recover these increased costs by raising our home prices because the price for each home is typically set months prior to its delivery pursuant to the agreement of sale with the home buyer. If that happens, our operating results could be harmed. Additionally, we may be limited in the amount we can raise sales prices by our customers’ unwillingness to pay higher prices.

Back to Contents

We are subject to one collective bargaining agreement that covers approximately 2% of our employees. We have not experienced any work stoppages due to strikes by unionized workers, but we cannot assure you that there will not be any work stoppages due to strikes or other job actions in the future. We use independent contractors to construct our homes. At any given point in time, some or all of these subcontractors may be unionized.

Product liability litigation and warranty claims that arise in the ordinary course of business may be costly, which could adversely affect our business.

As a homebuilder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. These claims are common in the homebuilding industry and can be costly. In addition, the costs of insuring against construction defect and product liability claims are high, and the amount of coverage offered by insurance companies is currently limited. There can be no assurance that this coverage will not be further restricted and become more costly. If we are not able to obtain adequate insurance against these claims, we may experience losses that could hurt our financial results.

If we are not able to obtain suitable financing, our business may decline.

Our business and earnings depend substantially on our ability to obtain financing for the development of our residential communities, whether from bank borrowings or from sales of our debt or equity securities. If we are not able to obtain suitable financing, our costs could increase and our revenues could decrease, or we could be precluded from continuing our operations at current levels.

Increases in interest rates can make it more difficult and/or expensive for us to obtain the funds we need to operate our business. The amount of interest we incur on our revolving bank credit facility fluctuates based on changes in short-term interest rates, the amount of borrowings we incur and the ratings that national rating agencies assign to our outstanding debt securities. Increases in interest rates generally and/or any downgrading in the ratings that national rating agencies assign to our outstanding debt securities could increase the interest rates we must pay on any subsequent issuances of debt securities, and any such ratings downgrade could also make it more difficult for us to sell such debt securities.

If our potential customers are not able to obtain suitable financing, our business may decline.

Our business and earnings also depend on the ability of our potential customers to obtain mortgages for the purchase of our homes. Increases in the cost of home mortgage financing could prevent our potential customers from purchasing our homes. In addition, where our potential customers must sell their existing homes in order to buy a home from us, increases in mortgage costs could prevent the buyers of our customers’ existing homes from obtaining the mortgages they need to complete the purchase, which could result in our potential customers’ inability to buy a home from us. If our potential customers or the buyers of our customers’ current homes are not able to obtain suitable financing, our sales and revenues could decline.

Our principal stockholders may effectively exercise control over matters requiring stockholder approval.

As of December 31, 2005, Robert I. Toll and his affiliates owned, directly or indirectly, or had the right to acquire within 60 days, approximately 17.35 % of the outstanding shares of Toll Brothers, Inc.’s common stock, and his brother Bruce E. Toll and his affiliates owned, directly or indirectly, or had the right to acquire within 60 days, approximately 6.91% of the outstanding shares of Toll Brothers, Inc.’s common stock. To the extent they and their affiliates vote their shares in the same manner, their combined stock ownership may effectively give them the power to elect all of the directors and control the management, operations and affairs of Toll Brothers, Inc. Their ownership may discourage someone from making a significant equity investment in Toll Brothers, Inc., even if we needed the investment to operate our business. The size of their combined stock holdings could be a significant factor in delaying or preventing a change of control transaction that other stockholders may deem to be in their best interests, such as a transaction in which the other stockholders would receive a premium for their shares over their current trading prices.

Back to Contents

Our business is seasonal in nature, so our quarterly operating results fluctuate.

Our quarterly operating results typically fluctuate with the seasons. A significant portion of our agreements of sale are entered into with customers in the winter and spring months. Construction of a customer’s home typically proceeds after signing the agreement of sale and can require 12 months or more to complete. Weather-related problems may occur in the late winter and early spring, delaying starts or closings or increasing costs and reducing profitability. In addition, delays in opening new communities or new sections of existing communities could have an adverse impact on home sales and revenues. Because of these factors, our quarterly operating results may be uneven and may be marked by lower revenues and earnings in some quarters than in others.

Changes in tax laws or the interpretation of tax laws may negatively affect our operating results.

We believe that our recorded tax balances are adequate. However, it is not possible to predict the effects of possible changes in the tax laws or changes in their interpretation and whether they could have a material negative effect on our operating results.

Our cash flows and results of operations could be adversely affected if legal claims are brought against us and are not resolved in our favor.

Claims have been brought against us in various legal proceedings which have not had, and are not expected to have, a material adverse effect on our business or financial condition. Should claims be filed in the future, it is possible that our cash flows and results of operations could be affected, from time to time, by the negative outcome of one or more of such matters.

Future terrorist attacks against the United States or increased domestic or international instability could have an adverse effect on our operations.

In the weeks following the September 11, 2001 terrorist attacks, we experienced a sharp decrease in the number of new contracts signed for homes and an increase in the cancellation of existing contracts. Although new home purchases stabilized and subsequently recovered in the months after that initial period, adverse developments in the war on terrorism, future terrorist attacks against the United States, or increased domestic or international instability could adversely affect our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

Headquarters

Our corporate office, which we lease from an unrelated third party, contains approximately 200,000 square feet, and is located in Horsham, Montgomery County, Pennsylvania.

Manufacturing/Distribution Facilities

We own a facility of approximately 300,000 square feet located in Morrisville, Pennsylvania and a facility and warehouse of approximately 186,000 square feet located in Emporia, Virginia. We lease a facility of approximately 144,000 square feet located in Fairless Hills, Pennsylvania. At these facilities, we manufacture open wall panels, roof and floor trusses, and certain interior and exterior millwork to supply a portion of our construction needs. These operations also permit us to purchase wholesale lumber, plywood, windows, doors, certain other interior and exterior millwork and other building materials to supply to our communities. We believe that increased efficiencies, cost savings and productivity result from the operation of these plants and from the wholesale purchase of materials. These plants sell wall panels and roof and floor trusses to us as well as to a small number of outside purchasers.

Back to Contents

Office and Other Facilities

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

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended October 31, 2005.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table includes information with respect to all of our executive officers at October 31, 2005. All executive officers serve at the pleasure of our Board of Directors.

Name	Age	Positions

Robert I. Toll	64	Chairman of the Board, Chief Executive Officer and Director

Zvi Barzilay	59	President, Chief Operating Officer and Director

Joel H. Rassman	60	Executive Vice President, Treasurer, Chief Financial Officer and Director

Robert I. Toll, with his brother Bruce E. Toll, the Vice Chairman of the Board and a Director of Toll Brothers, Inc., co-founded our predecessors’ operations in 1967. Robert I. Toll has been our Chief Executive Officer and Chairman of the Board since our inception.

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

Back to Contents

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is principally traded on the New York Stock Exchange (Symbol: TOL). It is also listed on the Pacific Exchange. All share and per share information has been adjusted and restated to reflect a two-for-one stock split distributed in the form of a stock dividend on July 8, 2005.

The following table sets forth the price range of our common stock on the New York Stock Exchange for each fiscal quarter during the two years ended October 31, 2005.

	Three Months Ended

	October 31	July 31	April 30	January 31

2005
High	$56.50	$58.67	$45.58	$39.07
Low	$34.60	$37.14	$36.05	$23.13
2004
High	$23.90	$21.57	$23.87	$21.50
Low	$20.17	$18.43	$19.66	$18.45

During the three months ended October 31, 2005, we repurchased the following shares under our repurchase program (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (a)	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (a)

August 1, 2005 to
August 31, 2005	979	$48.67	979	16,738
September 1, 2005 to
September 30, 2005	302	$43.65	302	16,436
October 1, 2005 to
October 31, 2005	700	$38.35	700	15,736

Total	1,981	$44.26	1,981

(a)
On March 20, 2003, we announced that our Board of Directors had authorized the repurchase of up to 20 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.

Except as set forth above, we have not repurchased any of our equity securities.

We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so; rather, we will follow a policy of retaining earnings in order to finance the continued growth of our business and, from time to time, repurchase shares of our common stock.

The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our earnings, capital requirements, our operating and financial condition, and any contractual limitation then in effect. In this regard, our senior subordinated notes contain restrictions on the amount of dividends we may pay on our common stock. In addition, our bank revolving credit agreement requires us to maintain a minimum tangible net worth (as defined in the agreement), which restricts the amount of dividends we may pay. At October 31, 2005, under the most restrictive of these provisions, we could have paid up to approximately $1.09 billion of cash dividends.

At December 31, 2005, there were approximately 1,370 record holders of our common stock.

Back to Contents

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial and housing data at and for each of the five fiscal years in the period ended October 31, 2005. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in this report beginning at page F-1, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this report. All share and per share information has been adjusted and restated to reflect a two-for-one stock split distributed in the form of a stock dividend on July 8, 2005.

Summary Consolidated Income Statement, Balance Sheet
(amounts in thousands, except per share data):

Year ended October 31:	2005	2004	2003	2002	2001

Revenues	$5,793,425	$3,861,942	$2,758,443	$2,315,444	$2,207,999
Income before income taxes	$1,323,128	$647,432	$411,153	$347,318	$337,889
Net income	$806,110	$409,111	$259,820	$219,887	$213,673
Earnings per share:
Basic	$5.23	$2.75	$1.84	$1.56	$1.49
Diluted	$4.78	$2.52	$1.72	$1.46	$1.38
Weighted-average number of shares outstanding
Basic	154,272	148,646	141,339	140,945	143,340
Diluted	168,552	162,330	151,083	150,959	154,734

At October 31:	2005	2004	2003	2002	2001

Inventory	$5,068,624	$3,878,260	$3,080,349	$2,551,061	$2,183,541

Total assets	$6,343,840	$4,905,578	$3,787,391	$2,895,365	$2,532,200

Debt
Loans payable	$250,552	$340,380	$281,697	$253,194	$362,712
Senior debt	1,140,028	845,665	546,669
Subordinated debt	350,000	450,000	620,000	819,663	669,581
Mortgage company warehouse loan	89,674	92,053	49,939	48,996	24,754

Total debt	$1,830,254	$1,728,098	$1,498,305	$1,121,853	$1,057,047

Stockholders’ equity	$2,763,571	$1,919,987	$1,476,628	$1,129,509	$912,583

Housing Data
Year ended October 31:	2005	2004	2003	2002	2001

Closings
Number of homes	8,769	6,627	4,911	4,430	4,358
Value (in thousands)	$5,759,301	$3,839,451	$2,731,044	$2,279,261	$2,180,469
Contracts
Number of homes	10,372	8,684	6,132	5,070	4,314
Value (in thousands)	$7,152,463	$5,641,454	$3,475,992	$2,734,457	$2,158,536

At October 31:	2005	2004	2003	2002	2001

Backlog
Number of homes	8,805	6,709	4,652	3,342	2,702
Value (in thousands)	$6,014,648	$4,433,895	$2,631,900	$1,858,784	$1,403,588
Number of selling communities	230	220	200	170	155
Homesites
Owned	35,838	29,804	29,081	25,822	25,981
Optioned	47,288	30,385	18,977	15,022	13,165

Total	83,126	60,189	48,058	40,844	39,146

Back to Contents

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Fiscal 2005 was another record year for us. Home sales revenues increased by 50% over fiscal 2004 and net income increased by 97%. In addition, new sales contracts signed in fiscal 2005 increased 27% over fiscal 2004 and our backlog of homes under contract but not yet delivered to home buyers (“backlog”) at October 31, 2005 was 36% greater than the backlog at October 31, 2004.

Beginning in the fourth quarter of fiscal 2005 and continuing into the first quarter of fiscal 2006, we have experienced a slowdown in new contracts signed. We believe this slowdown is attributable to a softening of demand from our home buyers, a lack of available home sites caused by delays in new community openings, delays in approvals of new phases of existing communities and our reluctance to sign new contracts that would require us to extend delivery dates beyond the twelve months that we are quoting to home buyers in many communities. In addition, we believe the damage caused by the hurricanes that struck the United States in fiscal 2005, high gasoline prices and anticipated increases in heating fuel costs during the winter months of fiscal 2006 have caused consumer confidence to decline, thereby decreasing demand for our homes. Because home price increases have slowed in most markets, it appears that customers are taking more time in making home buying decisions. Despite this slowdown, we remain cautiously optimistic about the future growth of our business. Our industry demographics remain strong due to the continuing regulation-induced constraints on lot supplies and the growing number of affluent households. Based upon our evaluation of our backlog, our current communities open and the expected timing of new community openings in fiscal 2006, we believe that we will deliver between 9,500 homes and 10,200 homes in fiscal 2006 with an average delivered price between $670,000 and $680,000. In addition, we expect to recognize between $280 million and $300 million of revenues on the percentage of completion accounting method related to four high-rise residences that are under construction. We expect that net income for fiscal 2006 will be between $810 million and $890 million, and that diluted earnings per share will be between $4.79 and $5.27 per share.

Geographic and product diversification, access to lower-cost capital, a versatile and abundant home mortgage market and improving demographics are promoting demand for those builders who can control land and persevere through the increasingly difficult regulatory approval process. We believe that this evolution in our industry favors the large publicly traded home building companies with the capital and expertise to control home sites and gain market share. We currently own or control more than 83,000 home sites in 50 markets we consider to be affluent, a substantial number of which sites already have the approvals necessary for development. We believe that as the approval process becomes more difficult, and as the political pressure from no-growth proponents increases, our expertise in taking land through the approval process and our already approved land positions should allow us to continue to grow for a number of years to come.

Because of the length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it and deliver a home after a home buyer signs an agreement of sale, we are subject to many risks. We attempt to reduce certain risks by controlling land for future development through options whenever possible, thus allowing us to obtain the necessary governmental approvals before acquiring title to the land; generally commencing construction of a home only after executing an agreement of sale and receiving a substantial downpayment from a buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis.

In the ordinary course of doing business, we must make estimates and judgments that affect decisions on how we operate and on the reported amounts of assets, liabilities, revenues and expenses. These estimates include, but are not limited to, those related to the recognition of income and expenses; impairment of assets; estimates of future improvement and amenity costs; capitalization of costs to inventory; provisions for litigation, insurance and warranty costs; and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate and adjust our estimates based on the information currently available. Actual results may differ from these estimates and assumptions or conditions.

Back to Contents

Our revenues have grown on average over 20% per year in the last decade. We have funded this growth through the reinvestment of profits, bank borrowings and capital market transactions. At October 31, 2005, we had $689.2 million of cash and cash equivalents and approximately $907.0 million available under our $1.2 billion bank revolving credit facility, which extends to July 15, 2009. In June 2005, we issued $300 million of 5.15% Senior Notes due 2015. We used a portion of the proceeds from these notes to redeem $100 million of our 8% Senior Subordinated Notes due 2009 and the remainder of the proceeds, together with available cash, to repay our $222.5 million bank term loan which bore interest at 7.18% and was due in July 2005. With these resources, our strong cash flow from operations and our history of success in accessing the public debt markets, we believe we have the resources available to continue to grow in fiscal 2006 and beyond.

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventory

Inventory is stated at the lower of cost or fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). In addition to direct land acquisition, land development and home construction costs, costs include interest, real estate taxes and direct overhead related to development and construction, which are capitalized to inventories during the period beginning with the commencement of development and ending with the completion of construction.

Once a parcel of land has been approved for development, it generally takes four to five years to fully develop, sell and deliver all the homes in one of our typical communities. Longer or shorter time periods are possible depending on the number of home sites in a community. Our master planned communities, consisting of several smaller communities, may take up to 10 years or more to complete. Because our inventory is considered a long-lived asset under U.S. generally accepted accounting principles, we are required to regularly review the carrying value of each of our communities and write down the value of those communities for which we believe the values are not recoverable. When the profitability of a current community deteriorates, the sales pace declines significantly or some other factor indicates a possible impairment in the recoverability of the asset, we evaluate the property in accordance with the guidelines of SFAS 144. If this evaluation indicates that an impairment loss should be recognized, we charge cost of sales for the estimated impairment loss in the period determined.

In addition, we review all land held for future communities or future sections of current communities, whether owned or under contract, to determine whether or not we expect to proceed with the development of the land as originally contemplated. Based upon this review, we decide (a) as to land that is under a purchase contract but not owned, whether the contract will likely be terminated or renegotiated, and (b) as to land we own, whether the land will likely be developed as contemplated or in an alternative manner, or should be sold. We then further determine which costs that have been capitalized to the property are recoverable and which costs should be written off. We recognized $5.1 million of write-offs of costs related to current and future communities in fiscal 2005, $7.5 million in fiscal 2004 and $5.6 million in fiscal 2003.

We have a significant number of land purchase contracts, sometimes referred to herein as “options” or “option agreements,” which we evaluate in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”), as amended by FIN 46R. Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a variable interest entity (“VIE”) is considered to be the primary beneficiary and must consolidate the operations of the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. For land purchase contracts with sellers meeting the definition of a VIE, we perform a review to determine which party is the primary beneficiary of the VIE. This review requires substantive judgment and estimation. These judgments and estimates involve assigning probabilities to various

Back to Contents

estimated cash flow possibilities relative to the entity’s expected profits and losses and the cash flows associated with changes in the fair value of the land under contract. Because, in most cases, we do not have any ownership interests in the entities with which we contract to purchase land, we generally do not have the ability to compel these entities to provide assistance in our review. In many instances, these entities provide us little, if any, financial information.

Revenue and Cost Recognition

Traditional Home Sales

Because the construction time for one of our traditional homes is generally less than one year, revenues and cost of revenues from traditional home sales are recorded at the time each home is delivered and title and possession are transferred to the buyer. Closing normally occurs shortly after construction is substantially completed.

Land, land development and related costs, both incurred and estimated to be incurred in the future, are amortized to the cost of homes closed based upon the total number of homes to be constructed in each community. Any changes resulting from a change in the estimated number of homes to be constructed or in the estimated costs subsequent to the commencement of delivery of homes are allocated to the remaining undelivered homes in the community. Home construction and related costs are charged to the cost of homes closed under the specific identification method. The estimated land, common area development and related costs of master planned communities, including the cost of golf courses, net of their estimated residual value, are allocated to individual communities within a master planned community on a relative sales value basis. Any changes resulting from a change in the estimated number of homes to be constructed or in the estimated costs are allocated to the remaining home sites in each of the communities of the master planned community.

High-Rise/Mid-Rise Projects

We are developing several high-rise/mid-rise projects that will take substantially more than one year to complete. If these projects qualify, revenue will be recognized using the percentage of completion method of accounting in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). Under the provisions of SFAS 66, revenues and costs are to be recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not be converted to rental property, the sales proceeds are collectible and the aggregate sales proceeds and the total cost of the project can be reasonably estimated. Revenues and costs of individual projects will be recognized on the individual project’s aggregate value of units for which the home buyers have signed binding agreements of sale, less an allowance for cancellations, and will be based on the percentage of total estimated construction costs that have been incurred. Total estimated revenues and construction costs will be reviewed periodically and any change will be applied prospectively. We expect to begin recognizing revenue and costs using percentage of completion accounting on several projects in fiscal 2006.

Land Sales

Land sales revenues and cost of revenues are recorded at the time that title and possession of the property have been transferred to the buyer. The Company recognizes the pro rata share of revenues and cost of revenues of land sales to entities in which the Company has a 50% or less interest based upon the ownership percentage attributable to the non-Company investors. Any profit not recognized in a transaction reduces the Company’s investment in the entity.

OFF-BALANCE SHEET ARRANGEMENTS

We have investments in and advances to several joint ventures, to Toll Brothers Realty Trust Group (“Trust”) and to Toll Brothers Realty Trust Group II (“Trust II”). At October 31, 2005, we had investments in and advances to these entities of $152.4 million, were committed to invest or advance an additional $165.8 million in the aggregate to these entities if needed and had guaranteed approximately $154.6 million of these entities’ indebtedness and/or loan commitments. See Notes 4 and 13 to the Consolidated Financial Statements, “Investments in and Advances to Unconsolidated Entities” and “Related Party Transactions,” for more

Back to Contents

information regarding these entities. We do not believe that these arrangements, individually or in the aggregate, have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity or capital resources. Our investments in these entities are accounted for using the equity method.

RESULTS OF OPERATIONS

The following table compares certain income statement items related to our operations (amounts in millions):

Year ended October 31,	2005		2004		2003

	$	%	$	%	$	%

Revenues
Home sales	$5,759.3		$3,839.5		$2,731.0
Land sales	34.1		22.5		27.4

Total revenues	5,793.4		3,861.9		2,758.4

Cost of revenues
Home sales	3,902.7	67.8%	2,747.3	71.6%	1,977.4	72.4%
Land sales	24.4	71.6%	15.8	70.1%	17.9	65.2%
Interest expense*	125.3	2.2%	93.3	2.4%	73.2	2.7%

	4,052.4		2,856.4		2,068.6

Selling, general and
administrative expenses*	482.8	8.3%	381.1	9.9%	288.3	10.5%

Income from operations*	1,258.2	21.7%	624.5	16.2%	401.5	14.6%
Other:
Equity earnings from
unconsolidated entities	27.7		15.7		1.0
Interest and other	41.2		15.4		15.8
Expenses related to early
retirement of debt	(4.1)		(8.2)		(7.2)

Income before income taxes	1,323.1		647.4		411.2
Income taxes	517.0		238.3		151.3

Net income	$806.1		$409.1		$259.8

* Note: Percentages for interest expense, selling, general and administrative expenses and income from operations are based on total revenues. Amounts may not add due to rounding.

FISCAL 2005 COMPARED TO FISCAL 2004

Home Sales

Home sales revenues in fiscal 2005 of $5.76 billion (8,769 homes) were higher than the $3.84 billion (6,627 homes) reported in fiscal 2004 by approximately $1.92 billion, or 50%. The increase was attributable to a 32% increase in the number of homes delivered and a 13% increase in the average price of the homes delivered. The increase in the number of homes delivered in fiscal 2005 was primarily due to the higher backlog of homes at October 31, 2004 as compared to October 31, 2003, which was primarily the result of a 42% increase in the number of new contracts signed in fiscal 2004 over fiscal 2003, and the 30% increase in the number of new contracts signed in the first six months of fiscal 2005 (5,354 homes) as compared to the first six months of fiscal 2004 (4,107 homes). The increase in the average price of the homes delivered in fiscal 2005 was the result of increased selling prices in our communities and a shift in the location of homes delivered to more expensive areas.

The value of new sales contracts signed in fiscal 2005 was $7.15 billion (10,372 homes), a 27% increase over the $5.64 billion (8,684 homes) value of new sales contracts signed in fiscal 2004. The increase in fiscal

Back to Contents

2005 was attributable to a 19% increase in the number of new contracts signed and a 6% increase in the average value of each contract, due primarily to the location and size of homes sold and increases in base selling prices. The increase in the number of new contracts signed was attributable to the continued demand for our homes and an increase in the number of communities from which we were selling homes. At October 31, 2005, we were selling from 230 communities compared to 220 communities at October 31, 2004. We expect to be selling from approximately 265 communities at October 31, 2006.

The value of new contracts signed in the quarter ended October 31, 2005 increased 4% over the comparable period of fiscal 2004. The increase in the 2005 quarter was attributable to a 3% increase in the average value of each contract signed and a 1% increase in the number of new contracts signed. See the “Overview” contained in this section for a discussion relating to the slowdown in fourth-quarter contract signings.

We believe that demand for our homes is attributable to an increase in the number of affluent households, the maturation of the baby boom generation, a constricted supply of available new home sites, attractive mortgage rates and the belief of potential customers that the purchase of a home is a stable investment. At October 31, 2005, we had over 83,000 home sites under our control nationwide in markets we consider to be affluent.

At October 31, 2005, our backlog of homes under contract was $6.01 billion (8,805 homes), 36% higher than the $4.43 billion (6,709 homes) backlog at October 31, 2004. The increase in backlog at October 31, 2005 compared to the backlog at October 31, 2004 was primarily attributable to a 19% increase in the number of new contracts signed in fiscal 2005 as compared to fiscal 2004, a 6% increase in the average value of each contract signed in fiscal 2005 as compared to fiscal 2004, and the backlog of homes acquired in the acquisition of the Orlando division of Landstar Homes, offset, in part, by a 32% increase in the number of homes delivered in fiscal 2005 compared to fiscal 2004, and a 13% increase in the price of the homes delivered in fiscal 2005 as compared to fiscal 2004. Of the 8,805 homes in backlog at October 31, 2005, we expect to deliver approximately 89% of them in fiscal 2006. Based on the size and the expected delivery dates of our current backlog, the additional communities that we expect to open in the early part of fiscal 2006 and the expected continuing demand for our homes, we believe that we will deliver between 9,500 and 10,200 of our traditional homes in fiscal 2006 and that the average delivered price of those homes will be between $670,000 and $680,000.

Home costs as a percentage of home sales revenues decreased by 380 basis points (3.8%) in fiscal 2005 compared to fiscal 2004. The decrease was largely the result of selling prices increasing at a greater rate than costs and from efficiencies realized from the increased number of homes delivered. For fiscal 2006, we expect that home costs as a percentage of home sales revenues will be between 69.3% and 69.5% of revenues from the delivery of our traditional homes. The expected increase is based on anticipated material and labor cost increases, which we believe will outpace home price increases, and the expected cost of additional sales incentives we have started to offer home buyers in certain markets.

In addition, we will begin recognizing revenues and costs from several of our high-rise/mid-rise products in fiscal 2006 based on the percentage of completion method of accounting. For fiscal 2006, we expect to recognize between $280 million and $300 million of revenues under the percentage of completion method, and we believe costs will be approximately 77.5% of these revenues.

Land Sales

We are developing several communities in which we expect to sell a portion of the land to other builders or entities. The amount of land sales and the profitability of such sales will vary from year to year depending upon the sale and delivery of the specific land parcels. Land sales were $34.1 million in fiscal 2005 compared to $22.5 million in fiscal 2004. Cost of land sales was approximately 72% of land sales revenues in fiscal 2005, as compared to approximately 70% in fiscal 2004. For fiscal 2006, land sales are expected to be approximately $9.0 million, and cost of land sales are expected to be approximately $8.1 million.

Back to Contents

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

Interest expense as a percentage of revenues was 2.2% of total revenues in fiscal 2005, slightly lower than the 2.4% of total revenues in fiscal 2004. For fiscal 2006, we expect interest expense to be approximately 2.1% of total revenues.

Selling, General and Administrative Expenses (“SG&A”)

SG&A spending increased by $101.7 million, or 27%, in fiscal 2005 compared to fiscal 2004. The increased spending was principally due to the costs incurred to support the increased levels of construction and sales activity in fiscal 2005 as compared to fiscal 2004 and the continued costs incurred in the search for new land to replace the home sites that were sold during the period and to expand our land position to enable us to grow in the future. As a percentage of revenues, SG&A decreased in fiscal 2005 compared to fiscal 2004. For fiscal 2006, we expect that SG&A as a percentage of total revenues will be between 9.3% and 9.4%.

Income from Operations

Based upon the above, income from operations increased $633.7 million in fiscal 2005 over fiscal 2004. As a percentage of total revenues, income from operations was 21.7% in fiscal 2005 as compared to 16.2% in fiscal 2004.

Equity Earnings from Unconsolidated Entities

We are a participant in several joint ventures and in the Trust and Trust II. We recognize our proportionate share of the earnings from these entities. See Notes 4 and 13 to the Consolidated Financial Statements, “Investments in and Advances to Unconsolidated Entities” and “Related Party Transactions,” for more information regarding our investments in and commitments to these entities. Many of our joint ventures are land development projects or high-rise/mid-rise construction projects and do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, the joint ventures will generally, over a relatively short period of time, generate revenues and earnings until all the assets of the entities are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from year to year. In fiscal 2005, we recognized $27.7 million of earnings from unconsolidated entities as compared to $15.7 million in fiscal 2004. For fiscal 2006, we expect to recognize approximately $60.0 million of earnings from our investments in these joint ventures and in the Trust and Trust II.

Interest and Other

In fiscal 2005, interest and other was $41.2 million, an increase of $25.8 million from the $15.4 million recognized in fiscal 2004. The increase was primarily the result of higher interest income and higher income recognized from our ancillary businesses. For fiscal 2006, we expect interest and other income to be approximately $28.1 million.

Expenses Related to Early Retirement of Debt

We recognized a pre-tax charge of $4.1 million in fiscal 2005, representing the premium paid on the early redemption of our 8% Senior Subordinated Notes due 2009, the write-off of unamortized bond issuance costs related to those notes, and the bank loan termination charge related to the repayment of our $222.5 million bank term loan in June 2005. We recognized a pre-tax charge of $8.2 million in fiscal 2004, representing the premium paid on the early redemption of our 8 1/8% Senior Subordinated Notes due 2009,

Back to Contents

the write-off of unamortized bond issuance costs related to those notes, and the write-off of unamortized debt issuance costs related to our $575 million bank revolving credit agreement that was replaced by a $1.2 billion bank revolving credit agreement that expires in July 2009.

Income Before Income Taxes

Income before income taxes increased $675.7 million in fiscal 2005 over fiscal 2004.

Income Taxes

Income taxes were provided at an effective rate of 39.1% and 36.8% in fiscal 2005 and fiscal 2004, respectively. The difference in the rate in fiscal 2005 compared to the rate in fiscal 2004 was due primarily to a change in our estimated combined federal and state income tax rate before providing for the effect of permanent book-tax differences (“Base Rate”) for fiscal 2005 and the impact of recalculating our net deferred tax liability using the new Base Rate. The change in the Base Rate was due to the combination of changes in tax legislation and regulations and an expected shift in income to states with higher tax rates in fiscal 2005. See Note 7 to the Consolidated Financial Statements, “Income Taxes,” for additional information regarding the change in the income tax rates and the impact on the financial statements. For fiscal 2006, we expect that the effective tax rate will be approximately 39.0%.

FISCAL 2004 COMPARED TO FISCAL 2003

Home Sales

Home sales revenues for fiscal 2004 of $3.84 billion (6,627 homes) were higher than those of fiscal 2003 by approximately $1.11 billion, or 41%. The increase was attributable to a 35% increase in the number of homes delivered and a 4% increase in the average price of homes delivered. The increase in the number of homes delivered in fiscal 2004 was primarily due to the higher backlog of homes at October 31, 2003 as compared to October 31, 2002, which was primarily the result of a 21% increase in the number of new contracts signed in fiscal 2003 over fiscal 2002, and a 51% increase in the number of new contracts signed in the first six months of fiscal 2004 as compared to the first six months of fiscal 2003. The increase in the average price of homes delivered in fiscal 2004 was the result of increased base selling prices and a shift in the location of homes delivered to more expensive areas, offset, in part, by a change in the mix of product types delivered.

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

Back to Contents

Home costs as a percentage of home sales revenues decreased 80 basis points in fiscal 2004 as compared to fiscal 2003. The decrease was primarily the result of selling prices increasing at a greater rate than construction costs.

Inventory write-offs of $7.5 million in fiscal 2004 were 32% higher than the $5.6 million of write-offs in fiscal 2003. As a percentage of home sales revenues, write-offs in fiscal 2004 were comparable to those of fiscal 2003.

Land Sales

We are developing several communities in which we sell a portion of the land to other builders or entities. The amount of land sales will vary from year to year depending upon the scheduled timing of the delivery of the land parcels. Land sales revenues were $22.5 million in fiscal 2004 compared to $27.4 million in fiscal 2003. Land sales revenues in fiscal 2003 included $6.6 million from the sale of land to the Trust. (See Note 13 to the Consolidated Financial Statements, “Related Party Transactions,” for a description of the sale to the Trust.) Land costs as a percentage of land sales revenues increased from 65.2% in fiscal 2003 to 70.1% in fiscal 2004 due to higher cost parcels being sold in fiscal 2004 compared to fiscal 2003.

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

Interest expense as a percentage of total revenues was slightly lower in fiscal 2004 than in fiscal 2003.

Selling, General and Administrative Expenses (“SG&A”)

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

Income from Operations

Based upon the above, income from operations increased $223.0 million, or 56% in fiscal 2004 over fiscal 2003. As a percentage of total revenues, income from operations was 16.2% in fiscal 2004 as compared to 14.6% in fiscal 2003.

Equity Earnings from Unconsolidated Entities

We are a participant in several joint ventures and in the Trust. We recognize income for our proportionate share of the earnings on sales to unrelated parties from these entities. See Notes 4 and 13 to the Consolidated Financial Statements, “Investments in and Advances to Unconsolidated Entities” and “Related Party Transactions,” for more information regarding our investments in and commitments to these entities. Earnings from these entities vary significantly from year to year due to the variability of the levels of operations of these entities. In fiscal 2004, we recognized $15.7 million of earnings from these unconsolidated entities as compared to $1.0 million in fiscal 2003.

Interest and Other

Interest and other income for fiscal 2004 was $15.4 million, a decrease of $.4 million from the $15.8 million of interest and other income in fiscal 2003. This decrease was primarily the result of a $3.5 million profit recognized from the sale of a small commercial property in fiscal 2003 and a decrease in forfeited

Back to Contents

customer deposits in fiscal 2004, as compared to fiscal 2003, offset, in part, by higher income recognized from our ancillary businesses, higher management and construction fee income, and higher interest income.

Expenses Related to the Early Retirement of Debt

We recognized a pre-tax charge of $8.2 million in fiscal 2004 representing the premium paid on the early redemption of our 8 1/8% Senior Subordinated Notes due 2009, the write-off of unamortized bond issuance costs related to those notes, and the write-off of unamortized debt issuance costs related to our $575 million bank revolving credit agreement that was replaced by a new $1.2 billion bank revolving credit agreement that expires in July 2009. We recognized a pre-tax charge of $7.2 million in fiscal 2003 representing the premiums paid on the early redemption of our 8 3/4% Senior Subordinated Notes due 2006, and our 7 3/4% Senior Subordinated Notes due 2007, and the write-off of unamortized bond issuance costs related to those notes.

Income Before Income Taxes

Income before income taxes increased $236.3 million, or 57%, in fiscal 2004 over fiscal 2003.

Income Taxes

Income taxes were provided at an effective rate of 36.8% in fiscal 2004 and in fiscal 2003.

CAPITAL RESOURCES AND LIQUIDITY

Funding for our business has been provided principally by cash flow from operating activities, unsecured bank borrowings and the public debt and equity markets. We have used our cash flow from operating activities, bank borrowings and the proceeds of public debt and equity offerings to acquire additional land for new communities, fund additional expenditures for land development, fund construction costs needed to meet the requirements of our increased backlog and the increasing number of communities in which we are offering homes for sale, invest in unconsolidated entities, repurchase our stock, and repay debt.

Cash flow from operating activities increased in fiscal 2005 compared to fiscal 2004 and in fiscal 2004 compared to fiscal 2003. These increases are primarily the result of our strong revenue growth in fiscal 2005 and fiscal 2004.

We expect that our inventory will continue to increase and we are currently negotiating and searching for additional opportunities to obtain control of land for future communities. At October 31, 2005, the aggregate purchase price of land parcels under option and purchase agreements was approximately $3.6 billion (including $260.6 million of land to be acquired from joint ventures which we have invested in, made advances to or made loan guarantees on behalf of), of which we had paid or deposited approximately $287.5 million.

In general, cash flow from operating activities assumes that as each home is delivered, we will purchase a home site to replace it. Because we own several years’ supply of home sites, we do not need to buy home sites immediately to replace the ones delivered. In addition, we generally do not begin construction of our traditional single-family homes until we have a signed contract with the home buyer. We generally will not start construction of a high-rise/mid-rise project until a significant number of units are sold. Because of the significant amount of time between when a home buyer enters into a contract to purchase a home and when the construction of the home is completed and delivered to the home buyer, we believe we can estimate, with reasonable accuracy, the number of homes we will deliver in the next 9 to 12 months. Should our business decline significantly, our inventory would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, resulting in a temporary increase in our cash flow from operations. In addition, under such circumstances, we might delay or curtail our acquisition of additional land, which would further reduce our inventory levels and cash needs.

During the past three fiscal years, we have had a significant amount of cash invested in either short-term cash equivalents or short-term interest-bearing marketable securities. In addition, we have made a number of investments in unconsolidated entities related to the acquisition and development of land for future home sites

Back to Contents

or in entities that are constructing or converting apartment buildings into luxury condominiums. Our investment activities related to marketable securities and investments in and distributions of investments from unconsolidated entities are contained in the Consolidated Statements of Cash Flows in the section “Cash flow from investing activities.”

We have a $1.2 billion unsecured credit facility with 30 banks, which extends through July 15, 2009. At October 31, 2005, interest was payable on borrowings under the facility at 0.625% (subject to adjustment based upon our debt ratings and leverage ratio) above the Eurodollar rate or other specified variable rates as selected by us from time to time. We have also elected to periodically maintain a loan balance outstanding on our revolving credit facility; such borrowing is purely elective by us and is not required by the terms of our revolving credit facility. At October 31, 2005, we had no borrowings outstanding against the facility, and had approximately $293.0 million of letters of credit outstanding under it.

To reduce borrowing costs, extend the maturities of our long-term debt and raise additional funds for general corporate purposes, during the last three fiscal years we issued four series of senior notes aggregating $1.15 billion, and used the proceeds to redeem $470 million of senior subordinated notes and, together with other available cash, to repay a $222.5 million bank term loan. In addition, we raised approximately $86.2 million from the issuance of six million shares of our common stock in a public offering in August 2004. These financing activities are contained in the Consolidated Statements of Cash Flows in the section “Cash flow from financing activities.”

We believe that we will be able to continue to fund our expected growth and meet our contractual obligations through a combination of existing cash resources, cash flow from operating activities, our existing sources of credit and the public debt markets.

CONTRACTUAL OBLIGATIONS

The following table summarizes our estimated contractual obligations at October 31, 2005 (amounts in millions):

	2006	2007 – 2008	2009 -2010	Thereafter	Total

Senior and senior subordinated notes (a)	$94.7	$189.4	$189.4	$1,771.7	$2,245.2
Loans payable (a)	96.3	98.0	4.7	73.8	272.8
Mortgage company warehouse loan (a)	92.0	—	—	—	92.0
Operating lease obligations	13.9	22.9	13.3	29.2	79.3
Purchase obligations (b)	1,848.7	1,377.4	314.7	197.4	3,738.2
Retirement plans (c)	3.8	6.7	8.3	21.2	40.0
Other	0.7	1.4	1.4	—	3.5

	$2,150.1	$1,695.8	$531.8	$2,093.3	$6,471.0

(a)
Amounts include estimated annual interest payments until maturity of the debt. Of the amounts indicated, $1.5 billion of the senior and senior subordinated notes, $250.6 million of loans payable and $89.7 million of the mortgage company warehouse loan were recorded on the October 31, 2005 Consolidated Balance Sheet.

(b)
Amounts represent our expected acquisition of land under options or purchase agreements and the estimated remaining amount of the contractual obligation for land development agreements secured by letters of credit and surety bonds.

(c)
Amounts represent our obligations under our 401(k), deferred compensation and supplemental executive retirement plans. Of the total amount indicated, $23.3 million has been recorded on the October 31, 2005 Consolidated Balance Sheet.

INFLATION

The long-term impact of inflation on us is manifested in increased costs for land, land development, construction and overhead, as well as in increased sales prices. We generally contract for land significantly before development and sales efforts begin. Accordingly, to the extent land acquisition costs are fixed,

Back to Contents

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily due to fluctuations in interest rates. We utilize both fixed-rate and variable-rate debt. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until we are required to refinance such debt.

At October 31, 2005, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value were as follows (amounts in thousands):

	Fixed-Rate Debt		Variable-Rate Debt (a)(b)

Fiscal Year of Expected Maturity	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate

2006	$86,587	6.39%	$89,824	5.10%
2007	70,740	6.60%	150	2.75%
2008	16,787	4.69%	150	2.75%
2009	3,178	6.34%	150	2.75%
2010	800	10.00%	150	2.75%
Thereafter	1,568,150	6.29%	3,560	2.75%
Discount	(9,972)

Total	$1,736,270	6.30%	$93,984	4.99%

Fair value at October 31, 2005	$1,742,630		$93,984

(a)
We have a $1.2 billion revolving credit facility with 30 banks, which extends through July 15, 2009. At October 31, 2005, interest was payable on borrowings under this facility at 0.625% (this rate will vary based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At October 31, 2005, we had no borrowings and approximately $293.0 million of letters of credit outstanding under the facility.

(b)
Our mortgage subsidiary has a $125 million line of credit with four banks to fund mortgage originations. The line is due within 90 days of demand by the banks and bears interest at the banks’ overnight rate plus an agreed-upon margin. At October 31, 2005, the subsidiary had $89.7 million outstanding under the line at an average interest rate of 5.1%. Borrowings under this line are included in the fiscal 2006 maturities.

Based upon the amount of variable-rate debt outstanding at October 31, 2005, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $1.0 million per year.

Back to Contents

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, listed in Item 15(a)(1) and (2), which appear at pages F-1 through F-32 of this report and which are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

Our chief executive officer and chief financial officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting and the report of our independent registered public accounting firm on our management’s assessment of internal control over financial reporting are incorporated herein from pages F-1 and F-2, respectively.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting during our quarter ended October 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

Back to Contents

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item for executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I, Item 4A of this report. The other information required by this item will be included in our Proxy Statement for the 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in this item will be included in the 2006 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as set forth below, the information required in this item will be included in the 2006 Proxy Statement and is incorporated herein by reference.

The following table provides information as of October 31, 2005 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance. All share and per share information has been adjusted and restated to reflect a two-for-one stock split distributed in the form of a stock dividend on July 8, 2005.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(1) (in thousands)

	(a)	(b)	(c)
Equity compensation plans
approved by security holders	26,155	$11.04	6,161

Equity compensation plans not
approved by security holders	—		—

Total	26,155	$11.04	6,161

(1)
Our Stock Incentive Plan (1998) provides for automatic increases each November 1 in the number of shares available for grant by 2.5% of the number of shares issued (including treasury shares.) This plan restricts the number of shares available for grant at any one time to a maximum of ten million shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in this item will be included in the 2006 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in this item will be included in the 2006 Proxy Statement and is incorporated herein by reference.

Back to Contents

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page

(a) Financial Statements and Financial Statement Schedules

1. Financial Statements

Management’s Annual Report on Internal Control Over Financial Reporting	F-1

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Statements of Income for the Years Ended October 31, 2005, 2004, and 2003	F-4

Consolidated Balance Sheets as of October 31, 2005 and 2004	F-5

Consolidated Statements of Cash Flows for the Years Ended October 31, 2005, 2004 and 2003	F-6

Notes to Consolidated Financial Statements	F-7

Summary Consolidated Quarterly Financial Data (unaudited)	F-32

2. Financial Statement Schedules

None

Schedules have been omitted because they are either not applicable or the required information is included in the financial statements or notes hereto.

(b)      Exhibits

The following exhibits are included with this report or incorporated herein by reference:

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation dated September 8, 2005 is hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2005.

3.2	By-laws of Toll Brothers, Inc., As Amended and Restated March 20, 2003, are hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 28, 2003.

4.1	Specimen Stock Certificate is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-K for the fiscal year ended October 31, 1991.

4.2	Indenture dated as of January 25, 2001, among Toll Corp., as issuer, the Registrant, as guarantor, and Bank One Trust Company, NA, as Trustee, including form of guarantee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended January 31, 2001.

4.3	Indenture dated as of November 22, 2002 among Toll Brothers Finance Corp., as issuer, the Registrant, as guarantor, and Bank One Trust Company, NA, as Trustee, including form of guarantee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 27, 2002.

4.4	First Supplemental Indenture dated as of May 1, 2003 by and among the parties listed on Schedule A thereto, and Bank One Trust Company, National Association, as Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on June 16, 2003, File Nos. 333-103931, 333-103931-01, 333-103931-02, 333-103931-03 and 333-103931-04.

Back to Contents

Exhibit Number	Description

4.5	Second Supplemental Indenture dated as of November 3, 2003 by and among the parties listed on Schedule A thereto, and Bank One Trust Company, National Association, as Trustee, is hereby incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on November 5, 2003, File Nos. 333-109604, 333-109604-01, 333-109604- 02, 333-109604-03 and 333-109604-04.

4.6	Third Supplemental Indenture dated as of January 26, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended January 31, 2004.

4.7	Fourth Supplemental Indenture dated as of March 1, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended January 31, 2004.

4.8	Fifth Supplemental Indenture dated as of September 20, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is incorporated by reference to Exhibit 4.9 of the Registrant’s Form 10-K for the fiscal year ended October 31, 2004.

4.9	Sixth Supplemental Indenture dated as of October 28, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is incorporated by reference to Exhibit 4.10 of the Registrant’s Form 10-K for the fiscal year ended October 31, 2004.

4.10	Seventh Supplemental Indenture dated as of October 31, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is incorporated by reference to Exhibit 4.11 of the Registrant’s Form 10-K for the fiscal year ended October 31, 2004.

4.11	Eighth Supplemental Indenture dated as of January 31, 2005 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2005.

4.12	Ninth Supplemental Indenture dated as of June 6, 2005 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2005.

4.13	Tenth Supplemental Indenture dated as of August 1, 2005 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is incorporated by reference to Exhibit 4.13 of the Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 29, 2005, File Nos. 333-128683, 333-128683-01, 333- 128683-02, 333-128683-03 and 333-128683-04.

4.14	Joint Resolution Adopted by the Board of Directors of Toll Corp. and the Shelf Terms Committee of Toll Brothers, Inc. dated as of January 23, 2001, relating to $200,000,000 principal amount of 8 1/4% Senior Subordinated Notes of Toll Corp. due 2011, guaranteed on a Senior Subordinated basis by the Registrant is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 24, 2001.

4.15	Authorizing Resolutions, dated as of November 27, 2001, relating to $150,000,000 principal amount of 8.25% Senior Subordinated Notes of Toll Corp. due 2011, guaranteed on a Senior Subordinated basis by the Registrant is hereby incorporated by reference to Exhibit 4 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 6, 2001.

Back to Contents

Exhibit Number	Description

4.16	Authorizing Resolutions, dated as of November 15, 2002, relating to $300,000,000 principal amount of 6.875% Senior Notes of Toll Brothers Finance Corp. due 2012, guaranteed on a Senior basis by the Registrant and certain subsidiaries of the Registrant is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 27, 2002.

4.17	Authorizing Resolution, dated as of September 3, 2003, relating to $250,000,000 principal amount of 5.95% Senior Notes of Toll Brothers Finance Corp. due 2013, guaranteed on a Senior basis by the Registrant and certain subsidiaries of the Registrant is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2003.

4.18	Authorizing Resolutions, dated as of March 9, 2004, relating to $300,000,000 principal amount of 4.95% Senior Notes of Toll Brothers Finance Corp. due 2014, guaranteed on a Senior basis by the Registrant and certain subsidiaries of the Registrant is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2004.

4.19	Authorizing Resolutions, dated as of May 26, 2005, relating to $300,000,000 principal amount of 5.15% Senior Notes of Toll Brothers Finance Corp. due 2015, guaranteed on a Senior basis by the Registrant and certain subsidiaries of the Registrant is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 8, 2005.

4.20	Registration Rights Agreement dated as of November 22, 2002 by and among Toll Brothers Finance Corp., the Registrant, Salomon Smith Barney Inc., Banc of America Securities LLC and Banc One Capital Markets, Inc. and each of the other initial purchasers named on Schedule A attached thereto is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended January 31, 2003.

4.21	Registration Rights Agreement dated as of September 3, 2003 by and among Toll Brothers Finance Corp., the Registrant and Citigroup Global Markets, Inc. is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2003.

4.22	Registration Rights Agreement dated as of March 16, 2004 by and among Toll Brothers Finance Corp., the Registrant and Citigroup Global Markets Inc. and each of the other initial purchasers named on Schedule A attached thereto is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2004.

4.23	Registration Rights Agreement dated as of June 2, 2005 by and among Toll Brothers Finance Corp., the Registrant and Citigroup Global Markets Inc. and each of the other initial purchasers named on Schedule A attached thereto is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 8, 2005.

4.24	Rights Agreement dated as of June 12, 1997 by and between the Registrant and ChaseMellon Shareholder Service, L.L.C., as Rights Agent, is hereby incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A dated June 20, 1997.

4.25	Amendment to Rights Agreement dated as of July 31, 1998, by and between the Registrant and ChaseMellon Shareholder Service, L.L.C. as Rights Agent incorporated herein by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A/A dated August 21, 1998.

10.1	Credit Agreement by and among First Huntingdon Finance Corp., the Registrant and the lenders which are parties thereto dated July 15, 2004, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2004.

Back to Contents

Exhibit Number	Description

10.2*	Toll Brothers, Inc. Amended and Restated Stock Option Plan (1986), as amended and restated by the Registrant’s Board of Directors on February 24, 1992 and adopted by its stockholders on April 6, 1992, is hereby incorporated by reference to Exhibit 19(a) of the Registrant’s Form 10-Q for the quarter ended April 30, 1992.

10.3*	Amendment to the Toll Brothers, Inc. Amended and Restated Stock Option Plan (1986) effective June 14, 2001 is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2001.

10.4*	Toll Brothers, Inc. Amended and Restated Stock Purchase Plan (1986) is hereby incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 4, 1987, File No. 33-16250.

10.5*	Toll Brothers, Inc. Executives and Non-Employee Directors Stock Option Plan (1993) is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 25, 1994.

10.6*	Amendment to the Toll Brothers, Inc. Executives and Non-Employee Directors Stock Option Plan (1993) is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended April 30, 1995.

10.7*	Amendment to the Toll Brothers, Inc. Executives and Non-Employee Directors Stock Option Plan (1993) effective June 14, 2001 is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended July 31, 2001.

10.8*	Toll Brothers, Inc. Cash Bonus Plan, as amended, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2005.

10.9*	Amendment to the Toll Brothers, Inc. Cash Bonus Plan dated December 7, 2005 is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 9, 2005.

10.10*	Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 1995.

10.11*	Amendment to the Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) dated May 29, 1996 is hereby incorporated by reference to Exhibit 10.9 the Registrant’s Form 10-K for the fiscal year ended October 31, 1996.

10.12*	Amendment to the Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) effective March 22, 2001 is hereby incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended July 31, 2001.

10.13*	Toll Brothers, Inc. Stock Incentive Plan (1998) is hereby incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 25, 1998, File No. 333-57645.
10.14*	Amendment to the Toll Brothers, Inc. Stock Incentive Plan (1998) effective March 22, 2001 is hereby incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended July 31, 2001.

10.15*	Form of Incentive Stock Option Grant for Executive Officers pursuant to Toll Brothers, Inc. Stock Incentive Plan (1998) is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended July 31, 2004.

10.16*	Form of Non-Qualified Stock Option Grant for Executive Officers pursuant to Toll Brothers, Inc. Stock Incentive Plan (1998) is hereby incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended July 31, 2004.

10.17*	Form of Non-Qualified Stock Option Grant for Non-Employee Directors pursuant to Toll Brothers, Inc. Stock Incentive Plan (1998) is hereby incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended July 31, 2004.

10.18*	Form of Stock Award Grant for Directors pursuant to Toll Brothers, Inc. Stock Incentive Plan (1998) is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K with the Securities and Exchange Commission on December 17, 2004.

Back to Contents

Exhibit Number	Description

10.19*	Form of Stock Award Grant for Individual Grantee pursuant to Toll Brothers, Inc. Stock Incentive Plan (1998) is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K with the Securities and Exchange Commission on April 8, 2005.

10.20*	Toll Brothers, Inc. Executive Cash Bonus Plan, as amended, is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2005.

10.21*	Executive Cash Bonus Plan Performance Goals for each of Messrs. Zvi Barzilay and Joel H. Rassman for the Registrant’s 2005 fiscal year is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q/A for the quarter ended January 31, 2005 filed with the Securities and Exchange Commission on April 26, 2005.

10.22*	Executive Cash Bonus Plan Performance Goals as amended for each of Messrs. Zvi Barzilay and Joel H. Rassman for the Registrant’s 2005 fiscal year is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 29, 2005.

10.23*	Executive Cash Bonus Plan Performance Goals for each of Messrs. Zvi Barzilay and Joel H. Rassman for the Registrant’s 2006 fiscal year is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 19, 2005.

10.24*	Stock Redemption Agreement between the Registrant and Robert I. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-K for the fiscal year ended October 31, 1995.

10.25*	Agreement dated May 1, 2005 to Abolish Stock Redemption Agreement between the Registrant and Robert I. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2005.

10.26*	Stock Redemption Agreement between the Registrant and Bruce E. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-K for the fiscal year ended October 31, 1995.

10.27*	Agreement dated May 1, 2005 to Abolish Stock Redemption Agreement between the Registrant and Bruce E. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2005.

10.28*	Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll regarding Mr. Toll’s resignation and related matters is hereby incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended April 30, 1998.

10.29*	Consulting and Non-Competition Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll is hereby incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended April 30, 1998.

10.30*	Amendment to the Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll and to the Consulting and Non-Competition Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2000.

10.31*	Advisory and Non-Competition Agreement between the Registrant and Bruce E. Toll, dated as of November 1, 2004, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 4, 2005.

10.32*	Agreement between the Registrant and Joel H. Rassman, dated June 30, 1988, is hereby incorporated by reference to Exhibit 10.8 of Toll Corp.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 9, 1988, File No.
33-23162.

Back to Contents

Exhibit Number	Description

10.33*	Toll Bros., Inc. Non-Qualified Deferred Compensation Plan is hereby incorporated by reference to Exhibit of the Registrant’s Form 10-K for the fiscal year ended October 31, 2001.

10.34*	Toll Brothers, Inc. Stock Award Deferral Plan is hereby incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-K for the fiscal year ended October 31, 2001.

10.35*	Toll Brothers, Inc. Supplemental Retirement Plan is hereby incorporated by reference to Exhibit 10.32 of the Registrant’s Form 10-K for the fiscal year ended October 31, 2004.

12	Statement re: Computation of Ratios of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Robert I. Toll pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joel H. Rassman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert I. Toll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joel H. Rassman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Horsham, Commonwealth of Pennsylvania on January 13, 2006.

TOLL BROTHERS, INC.

By: Robert I. Toll
Robert I. Toll
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Robert I. Toll Robert I. Toll	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	January 13, 2006

Bruce E. Toll Bruce E. Toll	Vice Chairman of the Board and Director	January 13, 2006

Zvi Barzilay Zvi Barzilay	President, Chief Operating Officer and Director	January 13, 2006

Joel H. Rassman Joel H. Rassman	Executive Vice President, Treasurer, Chief Financial Officer and Director (Principal Financial Officer)	January 13, 2006

Joseph R. Sicree Joseph R. Sicree	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	January 13, 2006

Robert S. Blank Robert S. Blank	Director	January 13, 2006

Edward G. Boehne Edward G. Boehne	Director	January 13, 2006

Richard J. Braemer Richard J. Braemer	Director	January 13, 2006

Roger S. Hillas Roger S. Hillas	Director	January 13, 2006

Carl B. Marbach Carl B. Marbach	Director	January 13, 2006

Stephen A. Novick Stephen A. Novick	Director	January 13, 2006

Paul E. Shapiro Paul E. Shapiro	Director	January 13, 2006

Back to Contents

Item 8.	Financial Statements and Supplementary Data

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2005.

Our management’s assessment of the effectiveness of internal control over financial reporting as of October 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Back to Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Toll Brothers, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Toll Brothers, Inc. maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Toll Brothers, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Toll Brothers, Inc. maintained effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Toll Brothers, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Toll Brothers, Inc. and subsidiaries as of October 31, 2005 and 2004, and the related consolidated statements of income and cash flows for each of the three years in the period ended October 31, 2005 of Toll Brothers, Inc. and subsidiaries and our report dated December 14, 2005, expressed an unqualified opinion thereon.

Ernst & Young LLP

Philadelphia, Pennsylvania
December 14, 2005

Back to Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Toll Brothers, Inc.

We have audited the accompanying consolidated balance sheets of Toll Brothers, Inc. and subsidiaries as of October 31, 2005 and 2004, and the related consolidated statements of income and cash flows for each of the three years in the period ended October 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toll Brothers, Inc. and subsidiaries at October 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Toll Brothers, Inc.’s internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Philadelphia, Pennsylvania
December 14, 2005

Back to Contents

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Year ended October 31,

	2005	2004	2003

Revenues
Home sales	$5,759,301	$3,839,451	$2,731,044
Land sales	34,124	22,491	27,399

	5,793,425	3,861,942	2,758,443

Cost of revenues
Home sales	3,902,697	2,747,274	1,977,439
Land sales	24,416	15,775	17,875
Interest	125,283	93,303	73,245

	4,052,396	2,856,352	2,068,559

Selling, general and administrative	482,786	381,080	288,337

Income from operations	1,258,243	624,510	401,547
Other:
Equity earnings from unconsolidated entities	27,744	15,731	981
Interest and other	41,197	15,420	15,817
Expenses related to early retirement of debt	(4,056)	(8,229)	(7,192)

Income before income taxes	1,323,128	647,432	411,153
Income taxes	517,018	238,321	151,333

Net income	$806,110	$409,111	$259,820

Earnings per share:
Basic	$5.23	$2.75	$1.84
Diluted	$4.78	$2.52	$1.72
Weighted-average number of shares:
Basic	154,272	148,646	141,339
Diluted	168,552	162,330	151,083

See accompanying notes.

Back to Contents

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	October 31,

	2005	2004

ASSETS
Cash and cash equivalents	$689,219	$465,834
Marketable securities		115,029
Inventory	5,068,624	3,878,260
Property, construction and office equipment, net	79,524	52,429
Receivables, prepaid expenses and other assets	185,620	146,212
Mortgage loans receivable	99,858	99,914
Customer deposits held in escrow	68,601	53,929
Investments in and advances to unconsolidated entities	152,394	93,971

	$6,343,840	$4,905,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Loans payable	$250,552	$340,380
Senior notes	1,140,028	845,665
Senior subordinated notes	350,000	450,000
Mortgage company warehouse loan	89,674	92,053
Customer deposits	415,602	291,424
Accounts payable	256,557	181,972
Accrued expenses	791,769	574,202
Income taxes payable	282,147	209,895

Total liabilities	3,576,329	2,985,591

Minority interest	3,940

Stockholders’ equity
Preferred stock, none issued
Common stock, 156,292 and 154,003 shares issued at October 31, 2005 and 2004, respectively	1,563	770
Additional paid-in capital	243,232	200,938
Retained earnings	2,576,061	1,770,730
Unearned compensation	(686)
Treasury stock, at cost – 1,349 shares and 4,362 shares at October 31, 2005 and 2004, respectively	(56,599)	(52,451)

Total stockholders’ equity	2,763,571	1,919,987

	$6,343,840	$4,905,578

See accompanying notes.

Back to Contents

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended October 31,

	2005	2004	2003

		(Reclassified)	(Reclassified)
Cash flow from operating activities:
Net income	$806,110	$409,111	$259,820
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,345	15,032	12,075
Amortization of initial benefit obligation	3,802	6,735
Amortization of unearned compensation	200
Equity earnings from unconsolidated entities	(27,744)	(15,731)	(981)
Distribution of earnings from unconsolidated entities	13,401	12,083	1,347
Deferred tax provision	26,763	32,377	17,933
Provision for inventory write-offs	5,079	7,452	5,638
Write-off of unamortized debt discount and financing costs	416	1,322	1,692
Changes in operating assets and liabilities, net of assets and liabilities acquired Increase in inventory	(1,025,421)	(692,400)	(478,478)
Origination of mortgage loans	(873,404)	(744,380)	(714,505)
Sale of mortgage loans	873,459	701,967	718,761
Increase in receivables, prepaid expenses and other assets	(39,169)	(26,210)	(18,803)
Increase in customer deposits	109,506	92,332	33,475
Increase in accounts payable and accrued expenses	314,949	265,387	94,471
Increase in current income taxes payable	126,404	58,618	22,831

Net cash provided by (used in) operating activities	334,696	123,695	(44,724)

Cash flow from investing activities:
Purchase of property and equipment, net	(43,029)	(20,408)	(15,475)
Purchase of marketable securities	(4,575,434)	(1,976,767)	(1,253,955)
Sale of marketable securities	4,690,463	2,052,500	1,063,193
Investment in and advances to unconsolidated entities	(55,059)	(84,729)	(15,268)
Return of investments in unconsolidated entities	14,631	22,005	3,203

Net cash provided by (used in) investing activities	31,572	(7,399)	(218,302)

Cash flow from financing activities:
Proceeds from loans payable	1,125,951	981,621	1,096,897
Principal payments of loans payable	(1,391,833)	(988,488)	(1,117,047)
Net proceeds from issuance of public debt	293,097	297,432	544,174
Redemption of senior subordinated notes	(100,000)	(170,000)	(200,000)
Proceeds from issuance of common stock			86,241
Proceeds from stock based benefit plans	44,729	14,725	10,478
Purchase of treasury stock	(118,767)	(20,241)	(25,565)
Change in minority interest	3,940

Net cash (used in) provided by financing activities	(142,883)	115,049	395,178

Net increase in cash and cash equivalents	223,385	231,345	132,152
Cash and cash equivalents, beginning of year	465,834	234,489	102,337

Cash and cash equivalents, end of year	$689,219	$465,834	$234,489

See accompanying notes.

Back to Contents

Notes to Consolidated Financial Statements

1. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Toll Brothers, Inc. (the “Company”), a Delaware corporation, and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in 50% or less owned partnerships and affiliates are accounted for using the equity method unless it is determined that the Company has effective control of the entity, in which case the entity would be consolidated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue and Cost Recognition

Traditional Home Sales

The Company is primarily engaged in the development, construction and sale of residential homes. Because the construction time of one of the Company’s traditional homes is generally less than one year, revenues and cost of revenues are recorded at the time each home sale is closed and title and possession have been transferred to the buyer. Closing normally occurs shortly after construction is substantially completed.

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

High-Rise/Mid-Rise Projects

The Company is developing several high-rise/mid-rise projects that will take substantially more than one year to complete. If these projects qualify, revenues will be recognized using the percentage of completion method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). Under the provisions of SFAS 66, revenues and costs are to be recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not be converted to rental property, the sales prices are collectible and the aggregate sales proceeds and the total cost of the project can be reasonably estimated. Revenues and costs of individual projects will be recognized on the individual project’s aggregate value of units for which home buyers have signed binding agreements of sale, less an allowance for cancellations and will be based on the percentage of total estimated construction costs that have been incurred. Total estimated revenues and construction costs will be reviewed periodically and any change will be applied prospectively. The Company has several projects for which it will commence using percentage of completion accounting beginning in fiscal 2006.

Back to Contents

Land

Land sales revenues and cost of revenues are recorded at the time that title and possession of the property have been transferred to the buyer. The Company recognizes the pro rata share of revenues, cost of sales and profits of land sales to entities in which the Company has a 50% or less interest based upon the ownership percentage attributable to the non-Company investors. Any profit not recognized in a transaction reduces the Company’s investment in the entity.

Cash and Cash Equivalents

Liquid investments or investments with original maturities of three months or less are classified as cash equivalents. The carrying value of these investments approximates their fair value.

Property, Construction and Office Equipment

Property, construction and office equipment are recorded at cost and are stated net of accumulated depreciation of $78.7 million and $64.4 million at October 31, 2005 and 2004, respectively. Depreciation is recorded by using the straight-line method over the estimated useful lives of the assets.

Inventory

Inventory is stated at the lower of cost or fair value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). In addition to direct land acquisition, land development and home construction costs, costs include interest, real estate taxes and direct overhead related to development and construction, which are capitalized to inventories during the period beginning with the commencement of development and ending with the completion of construction.

Once a piece of land has been approved for development, it generally takes four to five years to fully develop, sell and deliver all the homes in one of the Company’s typical communities. Longer or shorter time periods are possible depending on the number of home sites in a community. The Company’s master planned communities, consisting of several smaller communities, may take up to 10 years or more to complete. Because the Company’s inventory is considered a long-lived asset under U.S. generally accepted accounting principles, the Company is required to review the carrying value of each of its communities and write down the value of those communities to the extent to which it believes the values are not recoverable. When the profitability of a current community deteriorates, or the sales pace declines significantly or some other factor indicates a possible impairment in the recoverability of the asset, the Company evaluates the property in accordance with the guidelines of SFAS 144. If this evaluation indicates that an impairment loss should be recognized, the Company charges cost of sales for the estimated impairment loss in the period determined.

In addition, the Company reviews all the land held for future communities or future sections of current communities, whether owned or under contract, to determine whether or not it expects to proceed with the development of the land, and, if so, whether it will be developed in the manner originally contemplated. Based upon this review, the Company decides (a) as to land that is under a purchase contract but not owned, whether the contract will be terminated or renegotiated; and (b) as to land the Company owns, whether the land can be developed as contemplated or in an alternative manner, or should be sold. The Company then further determines which costs that have been capitalized to the property are recoverable and which costs should be written off.

The Company evaluates its land purchase contracts, sometimes referred to as “options” or “option agreements,” in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”) as amended by FIN 46R. Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a variable interest entity (“VIE”) is considered to be the primary beneficiary and must consolidate the operations of the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. For land purchase contracts with sellers meeting the definition of a VIE, the Company performs a review to determine which party is the primary beneficiary of the VIE. This review requires substantive judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow

Back to Contents

possibilities relative to the entity’s expected profits and losses and the cash flows associated with changes in the fair value of the land under contract. Because, in most cases, the Company does not have any ownership interests in the entities with which it contracts to purchase land, it generally does not have the ability to compel these entities to provide assistance in its review. In many instances, these entities provide the Company little, if any, financial information.

The Company capitalizes certain project marketing costs and charges them against income as homes are closed.

Investments in and Advances to Unconsolidated Entities

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

The Company is also a party to several other joint ventures, effectively owns one-third of the Toll Brothers Realty Trust Group (“Trust”) and owns 50% of Toll Brothers Realty Trust Group II (“Trust II”). The Company recognizes its proportionate share of the earnings of these entities.

Treasury Stock

Treasury stock is recorded at cost. Issuance of treasury shares is accounted for on a first-in, first-out basis. Differences between the cost of treasury shares and the re-issuance proceeds are charged to additional paid-in capital.

Advertising Costs

The Company expenses advertising costs as incurred.

Warranty Costs

The Company provides all of its home buyers with a limited warranty as to workmanship and mechanical equipment. The Company also provides many of its home buyers with a limited ten-year warranty as to structural integrity. The Company accrues for expected warranty costs at the time each home is closed and title and possession have been transferred to the buyer. Costs are accrued based upon historical experience.

Insurance Costs

The Company accrues for the expected costs associated with the deductibles and self-insured amounts under its various insurance policies.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the manner in which public enterprises report information about operating segments. At October 31, 2005, the Company has determined that its operations primarily involve one reportable segment, home building.

Goodwill and Other Intangible Assets

Intangible assets, including goodwill, that are not subject to amortization are tested for impairment and possible write-down on an annual basis. At October 31, 2005, the Company had $12.2 million of goodwill.

Acquisitions

In September 2003, the Company acquired substantially all of the assets of Richard R. Dostie, Inc., a privately owned home builder in the Jacksonville, Florida, area.

In October 2003, the Company acquired substantially all of the assets of The Manhattan Building Company, a privately owned developer of urban in-fill locations in northern New Jersey.

Back to Contents

In June 2005, the Company acquired substantially all of the assets of the home building operations of the Central Florida Division of Landstar Homes (“Landstar”). Landstar designed, constructed, marketed and sold homes in the Orlando metropolitan area. For the full calendar year 2005, Landstar anticipated delivering approximately 520 homes and producing revenues of approximately $150 million. Of the approximately $209.0 million (566 homes) of homes sold but not delivered at the acquisition date of Landstar, the Company delivered approximately $66.0 million (202 homes) of homes between the acquisition date and October 31, 2005. Under purchase accounting rules, the Company allocated a portion of the purchase price to the unrealized profit on these homes at the acquisition date. The Company did not recognize revenues on $21.3 million (73 homes) of home deliveries in the quarter ended July 31, 2005 but reduced the value of the acquired inventory by the $21.3 million. The acquisition had a minimal impact on the Company’s earnings in fiscal 2005. The acquisition price of Landstar is not material to the financial position of the Company.

The acquisition agreements under which the above assets were purchased provide for contingent payments to the respective sellers if post-closing operations exceed specified levels of financial performance as provided in the agreements. The acquisition prices paid at closing, together with any contingent payments we are obligated to make for the acquisitions, were not and are not expected to be material to the financial position of the Company.

New Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). In April 2005, the SEC adopted a rule permitting issuers to implement SFAS 123R at the beginning of their first fiscal year beginning after June 15, 2005. Under the provisions of SFAS 123R, the Company has the choice of adopting the fair-value-based method of expensing of stock options using (a) the “modified prospective method,” whereby the Company recognizes the expense only for periods beginning after the date that SFAS 123R is adopted, or (b) the “modified retrospective method,” whereby the Company recognizes the expense for all years and interim periods since the effective date of SFAS 123 or for only those interim periods of the year of initial adoption of SFAS 123R. The Company will adopt the provisions of SFAS 123R using the modified prospective method in its fiscal 2006 year beginning November 1, 2005. See Note 9, “Stock Based Benefit Plans,” for pro forma information regarding the Company’s expensing of stock options for fiscal 2005, 2004 and 2003.

In June 2005, the Emerging Issues Task Force (“EITF”) released Issue No. 04-5 “Determining Whether a General Partner, or the General Partner as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04- 5”). EITF 04-5 provides guidance in determining whether a general partner controls a limited partnership and therefore should consolidate the limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership and that the presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without cause, or (2) substantive participating rights. The effective date for applying the guidance in EITF 04-5 was (1) June 29, 2005 for all new limited partnerships and existing limited partnerships for which the partnership agreement was modified after that date, and (2) no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005, for all other limited partnerships. Implementation of EITF 04-5 did not have a material impact on the Company’s financial position in fiscal 2005.

Stock Split

On June 9, 2005, the Company’s Board of Directors declared a two-for-one split of the Company’s common stock in the form of a stock dividend to stockholders of record on June 21, 2005. The additional shares of stock were distributed as of the close of business on July 8, 2005. All share and per share information has been adjusted and restated to reflect this split.

Subsequent Event

In November 2005, the Company acquired its partner’s 50% interest in the Maxwell Place joint venture resulting in the Maxwell Place joint venture becoming a 100%-owned subsidiary of the Company as of the acquisition date. See Note 4, “Investments in and Advances to Unconsolidated Entities,” for additional information.

Back to Contents

2.	Reclassification

The Company has reclassified its October 31, 2004 consolidated balance sheet and its fiscal 2004 and 2003 consolidated statements of cash flows for the classification of investments in auction rate securities and the classification of certain distributions received from unconsolidated entities. The adjustments do not affect the Company’s previously reported consolidated statements of income, including per share amounts or total assets.

Auction rate securities do not meet the definition of a cash equivalent as defined in SFAS No. 95, “Statement of Cash Flows” (SFAS 95) as such securities have stated maturities greater than three months. The Company’s investments in auction rate securities in the amount of $115.0 million at October 31, 2004, which had previously been included in cash and cash equivalents, has been reclassified to marketable securities in the accompanying consolidated balance sheet at October 31, 2004. In addition, the aggregate purchase and sale of these securities in fiscal 2004 and 2003 should have been presented in the consolidated statements of cash flows as investing activities for those years and the quarters therein. The reclassification of such amounts is summarized in the tables below. The balances and activity related to auction rate securities were properly classified in the quarterly consolidated financial statements filed with the Securities and Exchange Commission on Form 10-Q for each quarter of fiscal 2005.

Distributions of income received from unconsolidated entities should be included within cash flow from operating activities in the consolidated statements of cash flows in accordance with SFAS 95. Distributions of income received from unconsolidated entities in the amounts of $12.1 million and $1.3 million for the years ended October 31, 2004 and 2003, respectively, which had previously been classified as “cash flow from investing activities” have been reclassified to “cash flow from operating activities” in the accompanying consolidated statements of cash flows.

Conforming changes have been made to the consolidating balance sheet at October 31, 2004 and the consolidating statements of cash flows for the years ended October 31, 2004 and 2003 included in Note 15.

A summary of the effects of these adjustments on the Company’s consolidated statements of cash flows for the years ended October 31, 2004 and 2003 is as follows (amounts in $ thousands):

	2004		2003

	As reported	As reclassified	As reported	As reclassified

Cash flow from operating activities
Distribution of earnings from unconsolidated entities	—	12,083	—	1,347
Net cash provided by operating activities	112,612	123,695	(46,071)	(44,724)

Cash flow from investing activities
Purchase of marketable securities	—	(1,976,767)	—	(1,253,955)
Sale of marketable securities	—	2,052,500	—	1,063,193
Return of investment in unconsolidated entities	34,088	22,005	4,550	3,203
Net cash used in investing activities	(71,049)	(7,399)	(26,193)	(218,302)

Net increase in cash and cash equivalents	155,612	231,345	322,914	132,152
Cash and cash equivalents, beginning of year	425,251	234,489	102,337	102,337
Cash and cash equivalents, end of year	580,863	465,834	425,251	234,489

Distribution of earnings from unconsolidated entities for the three months, six months and nine months of the Company’s fiscal years ended October 31, 2005 and 2004 were as follows (amounts in thousands):

	2005	2004

Three months ended January 31,	$495	$306
Six months ended April 30,	$536	$306
Nine months ended July 31,	$6,786	$5,818

The presentation of certain other prior year amounts have been reclassified to conform with the fiscal 2005 presentation.

3.	Inventory

Inventory at October 31, 2005 and 2004 consisted of the following (amounts in thousands):

	2005	2004

Land and land development costs	$1,717,825	$1,242,417
Construction in progress	2,709,795	2,178,112
Sample homes and sales offices	202,286	208,416
Land deposits and costs of future development	427,192	237,353
Other	11,526	11,962

	$5,068,624	$3,878,260

Construction in progress includes the cost of homes under construction, land and land development costs and the carrying cost of home sites that have been substantially improved.

The Company provided for inventory write-downs and the expensing of costs that it believed not to be recoverable of $5.1 million in fiscal 2005, $7.5 million in fiscal 2004 and $5.6 million in fiscal 2003. Of these amounts, $3.3 million, $5.2 million and $2.0 million were applicable to future communities in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

The Company capitalizes certain interest costs to inventory during the development and construction period. Capitalized interest is charged to cost of revenues when the related inventory is delivered. Interest incurred, capitalized and expensed for each of the three years ended October 31, 2005, 2004 and 2003, were as follows (amounts in thousands):

	2005	2004	2003

Interest capitalized, beginning of year	$173,442	$154,314	$123,637
Interest incurred	115,449	113,448	104,754
Interest expensed to cost of revenues	(125,283)	(93,303)	(73,245)
Write-off against other	(936)	(1,017)	(832)

Interest capitalized, end of year	$162,672	$173,442	$154,314

The Company has evaluated its land purchase contracts to determine if the selling entity is a VIE and if it is, whether the Company is the primary beneficiary of the entity. The Company does not possess legal title to the land and its risk is generally limited to deposits paid to the seller. The creditors of the seller generally have no recourse against the Company. At October 31, 2005, the Company had determined that it was not the primary beneficiary of any VIE related to its land purchase contracts and had not recorded any land purchase contracts as inventory. At October 31, 2004, the Company had recorded $15.4 million of land purchase contracts as inventory.

Back to Contents

4.	Investments in and Advances to Unconsolidated Entities

The Company has investments in and advances to several joint ventures with unrelated parties to develop land. Some of these joint ventures develop land for the sole use of the venture partners, including the Company, and others develop land for sale to the venture partners and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites to other builders. The Company does not recognize earnings from home sites it purchases from the joint ventures, but instead reduces its cost basis in these home sites by its share of the earnings on the home sites. At October 31, 2005, the Company had approximately $86.2 million invested in or advanced to these joint ventures and was committed to contributing additional capital in an aggregate amount of approximately $161.5 million (net of $129.6 million of loan guarantees by the Company related to two of the joint ventures’ debt) if required by the joint ventures. At October 31, 2005, one of the joint ventures had a loan commitment of $535 million, of which the Company had guaranteed approximately $56.2 million, its pro-rata share of the amount financed, and the joint venture had approximately $415.6 million borrowed against this commitment. At October 31, 2005, a second joint venture had a loan commitment of $490 million, of which the Company had guaranteed approximately $73.5 million, its pro-rata share of the loan commitment, and the joint venture had approximately $375.5 million borrowed against this commitment.

In January 2004, the Company entered into a joint venture in which it had a 50% interest with an unrelated party to develop Maxwell Place, an approximately 800-unit luxury condominium community in Hoboken, New Jersey. At October 31, 2005, the Company had investments in and advances to this joint venture of $29.8 million and was committed to making up to $1.0 million of additional investments in and advances to it. The joint venture has a loan to finance a portion of the construction, of which the Company and its joint venture partner each have separately guaranteed $25.0 million of the principal amount of the loan. In November 2005, the Company acquired its partner’s 50% equity ownership interest in this joint venture and assumed its former partner’s portion of the loan guarantee. As a result of the acquisition, the Company owns 100% of the joint venture and it will be included as a consolidated subsidiary of the Company as of the acquisition date. As of the acquisition date, the joint venture had open contracts of sale to deliver 165 units with a sales value of approximately $128.3 million. The Company’s investment in and subsequent purchase of the partner’s interest in the joint venture is not material to the financial position of the Company. The Company will recognize revenue and costs using the percentage of completion method of accounting.

In October 2004, the Company entered into a joint venture in which it has a 50% interest with an unrelated party to convert a 525-unit apartment complex, The Hudson Tea Buildings, located in Hoboken, New Jersey, into luxury condominium units. At October 31, 2005, the Company had investments in and advances to the joint venture of $21.8 million, and was committed to making up to $1.5 million of additional investments in and advances to the joint venture.

In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust Group II (“Trust II”) to be in a position to take advantage of commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by PASERS. At October 31, 2005, the Company had an investment of $8.0 million in Trust II. In addition, the Company and PASERS each entered into subscription agreements that expire in September 2007, whereby each agreed to invest additional capital in an amount not to exceed $11.1 million if required by Trust II. In September 2005, the Company sold a 26-acre commercially zoned parcel of land at its Dominion Valley Country Club in Virginia and a 30-acre commercially zoned parcel of land at its South Riding master planned community in Virginia to Trust II for a total of $12.3 million. Because the Company owns 50% of Trust II, it recognized only 50% of the revenue, cost and profit on the sale. The remaining 50% of the profit on the sale reduced the Company’s investment in Trust II. The Company provides, and will continue to provide development, finance and management services to Trust II and receives fees under the terms of various agreements. In fiscal 2005, the Company received fees of $1.1 million from Trust II.

See Note 13, “Related Party Transactions,” for a description of the Company’s investment in Toll Brothers Realty Trust Group.

Back to Contents

5.	Loans Payable, Senior Notes, Senior Subordinated Notes and Mortgage Company Warehouse Loan

Loans payable at October 31, 2005 and 2004 consisted of the following (amounts in thousands):

	2005	2004

Term loan due July 2005		$222,500
Other	$250,552	117,880

	$250,552	$340,380

The Company has a $1.2 billion, unsecured revolving credit facility with 30 banks, which extends to July 15, 2009. At October 31, 2005, interest was payable on borrowings under the facility at 0.625% (subject to adjustment based upon the Company’s debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. At October 31, 2005, the Company had no outstanding borrowings against the facility and letters of credit of approximately $293.0 million were outstanding under the facility. Under the terms of the revolving credit agreement, the Company is not permitted to allow its maximum leverage ratio (as defined in the agreement) to exceed 2.00:1.00 and was required to maintain a minimum tangible net worth (as defined in the agreement) of approximately $1.63 billion at October 31, 2005. At October 31, 2005, the Company’s leverage ratio was approximately 0.43:1.00 and its tangible net worth was approximately $2.72 billion. Based upon the minimum tangible net worth requirement, the Company’s ability to pay dividends and repurchase its common stock was limited to an aggregate amount of approximately $1.09 billion at October 31, 2005.

At October 31, 2005, approximately $245.6 million of loans payable were secured by assets of approximately $314.1 million. At October 31, 2005, the aggregate estimated fair value of the Company’s loans payable was approximately $251.2 million. The fair value of loans was estimated based upon the interest rates at October 31, 2005 that the Company believed were available to it for loans with similar terms and remaining maturities.

During fiscal 2005, the Company issued $300 million of 5.15% Senior Notes due 2015 and used the proceeds from the transaction to redeem its $100 million outstanding of 8% Senior Subordinated Notes due 2009 and, with additional available funds, to retire its $222.5 million bank term loan.

During fiscal 2004, the Company issued $300 million of 4.95% Senior Notes due 2014. The Company used a portion of the proceeds from this transaction to redeem its $170 million outstanding of 8 1/8% Senior Subordinated Notes due 2009.

At October 31, 2005 and 2004, the Company’s senior notes and senior subordinated notes consisted of the following (amounts in thousands):

	2005	2004

Senior notes:
6.875% Senior Notes due November 15, 2012	$300,000	$300,000
5.95% Senior Notes due September 15, 2013	250,000	250,000
4.95% Senior Notes due March 15, 2014	300,000	300,000
5.15% Senior Notes due May 15, 2015	300,000
Bond discount	(9,972)	(4,335)

	$1,140,028	$845,665

Senior subordinated notes:
8% Senior Subordinated Notes due May 1, 2009		$100,000
8 1/4% Senior Subordinated Notes due February 1, 2011	$200,000	200,000
8.25% Senior Subordinated Notes due December 1, 2011	150,000	150,000

	$350,000	$450,000

The senior notes are the unsecured obligations of Toll Brothers Finance Corp., a 100%-owned subsidiary of the Company. The payment of principal and interest is fully and unconditionally guaranteed, jointly and

Back to Contents

severally, by the Company and substantially all of its home building subsidiaries (together with Toll Brothers Finance Corp., the “Senior Note Parties”). The senior notes rank equally in right of payment with all the Senior Note Parties’ existing and future unsecured senior indebtedness, including the bank revolving credit facility. The senior notes are structurally subordinated to the prior claims of creditors, including trade creditors, of the subsidiaries of the Company that are not guarantors of the senior notes. The senior notes are redeemable in whole or in part at any time at the option of the Company, at prices that vary based upon the then-current rates of interest and the remaining original term of the notes.

The senior subordinated notes are the unsecured obligations of Toll Corp., a 100%-owned subsidiary of the Company; these obligations are guaranteed on a senior subordinated basis by the Company. All issues of senior subordinated notes are subordinated to all existing and future senior indebtedness of the Company and are structurally subordinated to the prior claims of creditors, including trade creditors, of the Company’s subsidiaries other than Toll Corp. The indentures governing these notes restrict certain payments by the Company, including cash dividends and repurchases of Company stock. The senior subordinated notes are redeemable in whole or in part at the option of the Company at various prices, on or after the fifth anniversary of each issue’s date of issuance.

At October 31, 2005, the aggregate fair value of all the outstanding senior notes and senior subordinated notes, based upon their indicated market prices, was approximately $1.13 billion and $366.4 million, respectively.

A subsidiary of the Company has a $125 million bank line of credit with four banks to fund home mortgage originations. The line of credit is due within 90 days of demand by the banks and bears interest at the banks’ overnight rate plus an agreed-upon margin. At October 31, 2005, the subsidiary had borrowed $89.7 million under the line of credit at an average interest rate of 5.1%. The line of credit is collateralized by all the assets of the subsidiary, which amounted to approximately $103.9 million at October 31, 2005.

The annual aggregate maturities of the Company’s loans and notes during each of the next five fiscal years are 2006 – $176.4 million; 2007 – $70.9 million; 2008 – $16.9 million; 2009 – $3.3 million and 2010 – $1.0 million.

6.	Accrued Expenses/Warranty Costs

Accrued expenses at October 31, 2005 and 2004 consisted of the following (amounts in thousands):

	2005	2004

Land, land development and construction	$385,031	$242,061
Compensation and employee benefits	122,836	91,805
Insurance and litigation	92,809	67,442
Warranty	54,722	42,133
Interest	34,431	29,990
Other	101,940	100,771

	$791,769	$574,202

The Company accrues expected warranty costs at the time each home is closed and title and possession have been transferred to the home buyer. Changes in the warranty accrual during fiscal 2005, 2004 and 2003 were as follows (amounts in thousands):

	2005	2004	2003

Balance, beginning of year	$42,133	$33,752	$29,197
Additions	41,771	27,674	19,732
Charges incurred	(29,182)	(19,293)	(15,177)

Balance, end of year	$54,722	$42,133	$33,752

Back to Contents

7.	Income Taxes

The Company’s estimated combined federal and state income tax rate before providing for the effect of permanent book-tax differences (“Base Rate”) was 39.1% for fiscal 2005 and 37.0% for fiscal 2004 and 2003. The increase in the Base Rate was due primarily to an increase in the Company’s estimated state income tax rate. The Company operates in 21 states and is subject to various state tax jurisdictions. The Company estimates its state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction and the Company’s ability to utilize certain tax-saving strategies. Due primarily to a change in the Company’s estimate of the allocation of income among the various taxing jurisdictions and changes in tax regulations and their impact on the Company’s tax strategies, the Company’s estimated effective state income tax rate for fiscal 2005 was revised to 6.3% from the estimated effective state income tax rate of 3.0% used for fiscal 2004 and 2003.

Provisions for federal and state income taxes are calculated on reported pre-tax earnings based on current tax law and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized for financial reporting purposes in different periods than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. The Company establishes reserves for income taxes when, despite the belief that its tax positions are fully supportable, it believes that its positions may be challenged and disallowed by various tax authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable disallowances as deemed appropriate. To the extent that the probable tax outcome of these matters changes, such changes in estimates will impact the income tax provision in the period in which such determination is made.

The effective tax rates for fiscal 2005, 2004 and 2003 were 39.1%, 36.8% and 36.8%, respectively. For fiscal 2005, the recalculation of the Company’s net deferred tax liability using the new estimated state tax rate (the “FAS 109 Adjustment”) resulted in an additional tax provision of approximately $3.5 million. The impact of the FAS 109 Adjustment in fiscal 2005 was offset by the positive impact of tax-free income on the tax provision. For fiscal 2004 and 2003, the primary difference between the effective rate and the Base Rate was the effect of tax-free income in each of the years.

The provision for income taxes for each of the three years ended October 31, 2005, 2004 and 2003 was as follows (amounts in thousands):

	2005	2004	2003

Federal	$428,221	$223,076	$139,046
State	88,797	15,245	12,287

	$517,018	$238,321	$151,333

Current	$490,254	$205,944	$133,400
Deferred	26,764	32,377	17,933

	$517,018	$238,321	$151,333

The components of income taxes payable at October 31, 2005 and 2004 consisted of the following (amounts in thousands):

	2005	2004

Current	$171,614	$126,125
Deferred	110,533	83,770

	$282,147	$209,895

Back to Contents

The components of net deferred taxes payable at October 31, 2005 and 2004 consisted of the following (amounts in thousands):

	2005	2004

Deferred tax liabilities:
Capitalized interest	$69,426	$60,906
Deferred income	76,651	44,463
Depreciation	7,667	6,082

Total	153,744	111,451

Deferred tax assets:
Accrued expenses	19,222	1,119
Inventory valuation differences	12,102	18,196
State taxes	5,371	2,380
Other	6,516	5,986

Total	43,211	27,681

Net deferred tax liability	$110,533	$83,770

8.     Stockholders’ Equity

The Company’s authorized capital stock consists of 200 million shares of common stock, $.01 par value per share, and 1 million shares of preferred stock, $.01 par value per share. The Board of Directors is authorized to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock to 400 million shares and the number of shares of authorized preferred stock to 15 million shares. At October 31, 2005, the Company had approximately 154.9 million shares of common stock issued and outstanding (net of approximately 1.3 million shares of common stock held in Treasury), approximately 26.2 million shares of common stock reserved for outstanding options, approximately 6.2 million shares of common stock reserved for future option and award issuances and approximately 0.8 million shares of common stock reserved for issuance under the Company’s employee stock purchase plan. As of October 31, 2005, the Company had not issued any shares of preferred stock.

Issuance of Common Stock

In August 2003, the Company issued 6.0 million shares of its common stock at a price of $14.48, realizing net proceeds of $86.2 million.

In fiscal 2005, the Company issued 22,000 shares of restricted common stock pursuant to its Stock Incentive Plan (1998) to certain directors and an employee. The Company is amortizing the fair market value of the awards on the date of grant over the period of time that each award vests. At October 31, 2005, the Company had 22,000 shares of unvested restricted stock awards outstanding.

Redemption of Common Stock

To help provide for an orderly market in the Company’s common stock in the event of the death of either Robert I. Toll or Bruce E. Toll (the “Tolls”), or both of them, in October 1995 the Company and the Tolls had entered into agreements in which the Company had agreed to purchase from the estate of each of the Tolls $10 million of the Company’s common stock (or a lesser amount under certain circumstances) at a price equal to the greater of fair market value (as defined) or book value (as defined). Further, the Tolls agreed to allow the Company to purchase $10 million of life insurance on each of their lives. In addition, the Tolls had granted the Company an option to purchase up to an additional $30 million (or a lesser amount under certain circumstances) of the Company’s common stock from each of their estates. The agreements with the Tolls were mutually terminated by the Company and the Tolls in May 2005.

Stock Repurchase Program

In March 2003, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock from time to time, in open market transactions or otherwise, for the purpose of

Back to Contents

providing shares for its various employee benefit plans. At October 31, 2005, the Company had approximately 15.7 million shares remaining under the repurchase authorization.

Stockholder Rights Plan

Shares of the Company’s common stock outstanding are subject to stock purchase rights. The rights, which are exercisable only under certain conditions, entitle the holder, other than an acquiring person (and certain related parties of an acquiring person), as defined in the plan, to purchase common shares at prices specified in the rights agreement. Unless earlier redeemed, the rights will expire on July 11, 2007. The rights were not exercisable at October 31, 2005.

Changes in Stockholders’ equity

Changes in stockholders’ equity for each of the three years ended October 31, 2005, 2004 and 2003 were as follows (amounts in thousands):

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned
	Shares	Amount	Capital	Earnings	Stock	Compensation	Total

Balance, November 1, 2002	70,217	$740	$102,600	$1,101,799	$(75,630)		$1,129,509
Net income				259,820			259,820
Issuance of shares	3,000	30	86,241				86,271
Purchase of treasury stock	(1,340)		160		(25,725)		(25,565)
Exercise of stock options	897		(240)		15,690		15,450
Executive bonus award	471		1,685		7,959		9,644
Employee benefit plan issuances	77		150		1,349		1,499

Balance, October 31, 2003	73,322	770	190,596	1,361,619	(76,357)		1,476,628
Net income				409,111			409,111
Purchase of treasury stock	(544)		5		(20,241)		(20,236)
Exercise of stock options	1,448		(883)		33,180		32,297
Executive bonus award	551		10,520		9,768		20,288
Employee benefit plan issuances	44		700		1,199		1,899

Balance, October 31, 2004	74,821	770	200,938	1,770,730	(52,451)		1,919,987
Net income				806,110			806,110
Purchase of treasury stock	(2,396)				(118,767)		(118,767)
Exercise of stock options	3,887	14	26,780		97,504		124,298
Executive bonus award	656		14,930		15,466		30,396
Employee benefit plan issuances	33		506		871		1,377
Issuance of restricted shares			78		778	(856)	—
Amortization of unearned compensation						170	170
Two-for-one stock split	77,942	779		(779)			—

Balance, October 31, 2005	154,943	$1,563	$243,232	$2,576,061	$(56,599)	$(686)	$2,763,571

9.     Stock-Based Benefit Plans

Stock-Based Compensation Plans

The Company accounts for its stock option plans according to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation costs are recognized upon issuance or exercise of stock options.

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the disclosure of the estimated value of employee option grants and their impact on net income using option pricing models that are designed to estimate the value of options that, unlike employee stock options, can be traded at any time and are transferable. In addition to restrictions on trading, employee stock options may include other restrictions such as vesting periods. Further, such models require the input of highly subjective assumptions, including the expected volatility of the stock price. For the purposes of providing the pro forma disclosures, the fair value of options granted was estimated using the Black-Scholes option pricing model for grants in fiscal 2004 and 2003. To better value option grants as required by SFAS 123R, the Company has developed a lattice model

Back to Contents

which it believes better reflects the establishment of the fair value of option grants. The Company used a lattice model for the fiscal 2005 valuation.

The weighted-average assumptions used for stock option grants in each of the three years ended October 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003

Risk-free interest rate	3.64%	3.73%	3.53%
Expected life (years)	5.70	6.99	7.10
Volatility	31.31%	42.97%	43.37%
Dividends	none	none	none

At October 31, 2005, the Company’s stock-based compensation plans consisted of its four stock option plans. Net income and net income per share as reported in these consolidated financial statements and on a pro forma basis, as if the fair-value-based method described in SFAS 123R and SFAS 123 had been adopted, were as follows (amounts in thousands, except per share amounts):

	2005	2004	2003

Net income as reported	$806,110	$409,111	$259,820
FAS 123 adjustment	(15,733)	(17,213)	(14,662)

Pro forma net income	$790,377	$391,898	$245,158

Basic net income per share
As reported	$5.23	$2.75	$1.84
Pro forma	$5.12	$2.64	$1.74
Diluted net income per share
As reported	$4.78	$2.52	$1.72
Pro forma	$4.69	$2.41	$1.62
Weighted-average grant date fair-value per share of options granted	$11.67	$9.74	$5.12

Stock Option Plans

The Company’s four stock option plans for employees, officers and directors provide for the granting of incentive stock options and non-qualified options with a term of up to ten years at a price not less than the market price of the stock at the date of grant. Options granted generally vest over a four-year period for employees and a two-year period for non-employee directors. No additional options may be granted under the Company’s Stock Option Plan (1986), the Executives and Non-Employee Directors Stock Option Plan (1993) and the Company’s Stock Option and Incentive Stock Plan (1995).

The Company’s Stock Incentive Plan (1998) provides for automatic increases each November 1 in the number of shares available for grant by 2.5% of the number of shares issued (including treasury shares). The 1998 Plan restricts the number of shares available for grant in a year to a maximum of ten million shares.

Back to Contents

The following table summarizes stock option activity for the four plans during each of the three years ended October 31, 2005, 2004 and 2003:

	2005		2004		2003

	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price

Balance, beginning of year	30,490	$8.21	31,066	$6.96	30,642	$6.62
Granted	2,736	32.55	2,704	20.14	2,560	10.53
Exercised	(6,769)	6.56	(3,018)	5.55	(1,852)	5.93
Cancelled	(302)	20.79	(262)	13.39	(284)	9.70

Balance, end of year	26,155	$11.04	30,490	$8.21	31,066	$6.96

Options exercisable, October 31,	19,627	$7.34	23,070	$6.37	22,166	$5.81

Options available for grant, October 31,	6,161		6,336		6,550

Pursuant to the provisions of the Company’s stock option plans, participants are permitted to use the value of the Company’s common stock that they own to pay for the exercise of options. The Company received 26,980 shares with an average fair market value per share of $36.91 for the exercise of stock options in fiscal 2005, 121,460 shares with an average fair market value per share of $21.41 for the exercise of stock options in fiscal 2004 and 56,888 shares with an average fair market value per share of $15.08 for the exercise of stock options in fiscal 2003.

The following table summarizes information about stock options outstanding and exercisable at October 31, 2005:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable (in thousands)	Weighted- Average Exercise Price

$ 4.27 – $ 6.86	12,148	3.0	$5.24	12,148	$5.24
$ 6.87 – $ 9.66	3,329	4.4	9.05	3,329	9.05
$ 9.67 – $10.88	5,624	6.5	10.75	3,554	10.77
$10.89 – $20.14	2,420	8.1	20.14	596	20.14
$20.15 – $32.55	2,634	9.1	32.55

	26,155	5.0	$11.04	19,627	$7.34

Bonus Award Shares

Under the terms of the Company’s Cash Bonus Plan covering Robert I. Toll, Mr. Toll is entitled to receive cash bonus awards based upon the pre-tax earnings and stockholders’ equity of the Company as defined by the plan.

In December 2000, Mr. Toll and the Board of Directors agreed that any bonus payable for each of the three fiscal years ended October 31, 2002, 2003 and 2004 would be made (except for specified conditions) in shares of the Company’s common stock using the value of the stock as of the date of the agreement ($9.66 per share). The stockholders approved the plan at the Company’s 2001 Annual Meeting. In October 2004, Mr. Toll and the Board of Directors amended the plan for fiscal 2004, reducing the formula for the calculation of the cash bonus and limiting the value of the shares that may be issued under the award. The Company recognized compensation expense in 2004 and 2003 of $30.4 million and $20.3 million, respectively, which represented the fair market value of shares that were issued to Mr. Toll (1,311,864 shares for 2004 and 1,101,714 shares for 2003). Had Mr. Toll and the Board of Directors not amended Mr. Toll’s bonus program for fiscal 2004, Mr. Toll would have received 2,147,874 shares with a fair market value of $49.8 million.

Back to Contents

In December 2004, Mr. Toll and the Board of Directors agreed to further amend the Cash Bonus Plan such that the value of future awards would be calculated based upon the difference between the closing price of the Company’s common stock on the New York Stock Exchange (the “NYSE”) on the last trading day of the Company’s 2004 fiscal year ($23.18 as of October 29, 2004 (the “Award Conversion Price”)) and the closing price of the Company’s common stock on the NYSE on the last day of the fiscal year for which the cash bonus is being calculated. The amount calculated under this revised stock award formula (the “Stock Award Formula”) is limited to price appreciation up to $13.90 per share and 2.9% of the Company’s pre-tax earnings, as defined by the plan (together, the “Award Caps”). The bonus award will be paid to Mr. Toll 60% in cash and 40% in shares of the Company’s common stock based upon the closing price of the Company’s common stock on the NYSE on the last day of the fiscal year for which the cash bonus is being calculated. The stockholders approved the plan at the Company’s 2005 Annual Meeting.

Mr. Toll and the Executive Compensation Committee of the Board of Directors subsequently amended the Cash Bonus Plan to limit Mr. Toll’s bonus for fiscal 2005 to an amount equal to $27.3 million. Had Mr. Toll and the Executive Compensation Committee of the Board of Directors not amended Mr. Toll’s bonus program for fiscal 2005, Mr. Toll would have received $39.2 million. The Company recognized compensation expense in 2005 of $27.3 million for Mr. Toll’s bonus. The bonus will be paid in the form of 296,099 shares of the Company’s common stock with a fair market value of $10.9 million (based on the $36.91 closing price of the Company’s common stock on the NYSE on October 31, 2005) and $16.4 million in cash. The Cash Bonus Plan was also amended for fiscal 2006 and fiscal 2007 to (a) eliminate the Stock Award Formula to the extent the Company’s common stock on the NYSE on the last trading day of the fiscal year for which the cash bonus is being calculated is less than or equal to $36.91 and greater than or equal to the Award Conversion Price, and (b) in addition to the Award Caps, further limit the amount of the bonus payable under the Cash Bonus Plan if the Company’s common stock on the NYSE on the last trading day of the fiscal year for which Mr. Toll’s cash bonus is being calculated is greater than $36.91.

On October 31, 2005, 2004 and 2003, the closing price of the Company’s Common Stock on the NYSE was $36.91, $23.18 and $18.42, respectively.

Under the Company’s deferred compensation plan, Mr. Toll can elect to defer receipt of his bonus until a future date. In prior years, Mr. Toll elected to defer receipt of some of his bonus award shares. In December 2004, Mr. Toll received 471,100 shares of his 2002 bonus. In December 2005, Mr. Toll will receive 480,164 shares of his 2001 bonus.

Employee Stock Purchase Plan

The Company’s employee stock purchase plan enables substantially all employees to purchase the Company’s Common Stock at 95% of the market price of the stock on specified offering dates without restriction or at 85% of the market price of the stock on specified offering dates subject to restrictions. The plan, which terminates in December 2007, provides that 1.2 million shares be reserved for purchase. At October 31, 2005, 800,108 shares were available for issuance.

The number of shares and the average price per share issued under this plan during each of the three fiscal years ended October 31, 2005, 2004 and 2003 were 35,026 shares and $38.09, 31,248 shares and $19.12, and 30,170 shares and $10.56, respectively. No compensation expense was recognized by the Company under this plan.

10.     Earnings Per Share Information

Information pertaining to the calculation of earnings per share for each of the three years ended October 31, 2005, 2004 and 2003 is as follows (amounts in thousands):

	2005	2004	2003

Basic weighted-average shares	154,272	148,646	141,339
Common stock equivalents	14,280	13,684	9,744

Diluted weighted-average shares	168,552	162,330	151,083

Back to Contents

11.     Employee Retirement and Deferred Compensation Plans

The Company maintains a salary deferral savings plan covering substantially all employees. The plan provides for Company contributions of up to 2% of all eligible compensation, plus 2% of eligible compensation above the social security wage base, plus matching contributions of up to 2% of eligible compensation of employees electing to contribute via salary deferrals. Company contributions with respect to the plan totaled $7.2 million, $5.4 million and $5.3 million for the years ended October 31, 2005, 2004 and 2003, respectively.

The Company has an unfunded, non-qualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation, together with certain Company contributions, earns various rates of return depending upon when the compensation was deferred and the length of time that it has been deferred. A portion of the deferred compensation and interest earned may be forfeited by a participant if he or she elects to withdraw the compensation prior to the end of the deferral period. At October 31, 2005 and 2004, the Company had accrued $6.3 million and $4.0 million, respectively, for its obligations under the plan.

In October 2004, the Company established a defined benefit retirement plan (the “Retirement Plan”) effective as of September 1, 2004, which covers a number of senior executives and a director of the Company. The Retirement Plan is unfunded and vests when the participant has completed 20 years of service with the Company and reaches normal retirement age (age 62). An unrecognized prior service cost of $13.7 million is being amortized over the period from the effective date of the plan until the participants are fully vested. The Company used a 5.69% discount rate in its calculation of the present value of its projected benefit obligation, which represented the approximate long-term investment rate at October 29, 2004. The rate at October 31, 2005 was comparable to the prior year rate. The Company recognized the following costs and liabilities related to the plan (amounts in thousands);

Fiscal year:	2005	2004

Service cost	$311	$50
Interest cost	776	130
Amortization of initial benefit obligation	3,802	6,735

	$4,889	$6,915

At October 31,	2005	2004

Unamortized prior service cost	$3,165	$6,967

Accrued pension obligation	$14,190	$13,879

Projected benefit obligation	$14,190	$13,879

12.     Commitments and Contingencies

At October 31, 2005, the aggregate purchase price of land parcels under option and purchase agreements was approximately $3.6 billion (including $260.6 million of land to be acquired from joint ventures which the Company has invested in, made advances to or made loan guarantees on behalf of), of which it had paid or deposited approximately $287.5 million. The Company’s option agreements to acquire the home sites do not require the Company to buy the home sites, although the Company may, in some cases, forfeit any deposit balance outstanding if and at the time it terminates an option contract. Of the $287.5 million the Company had paid or deposited on these purchase agreements, $204.9 million was non-refundable at October 31, 2005. Any deposit in the form of a standby letter of credit is recorded as a liability at the time the standby letter of credit is issued. Included in accrued liabilities is $92.0 million representing the Company’s outstanding standby letters of credit issued in connection with its options to purchase home sites.

At October 31, 2005, the Company had outstanding surety bonds amounting to approximately $648.2 million, related primarily to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that approximately $241.8 million of work remains on these improvements. The Company has an additional $85.3 million of surety bonds outstanding that

Back to Contents

guarantee other obligations of the Company. The Company does not believe it is likely that any outstanding bonds will be drawn upon.

At October 31, 2005, the Company had agreements of sale outstanding to deliver 8,805 homes with an aggregate sales value of approximately $6.01 billion.

At October 31, 2005, the Company was committed to providing approximately $606.6 million of mortgage loans to its home buyers and to others. All loans with committed interest rates are covered by take-out commitments from third-party lenders, which minimizes the Company’s interest rate risk. The Company also arranges a variety of mortgages through programs that are offered to its home buyers through outside mortgage lenders.

The Company leases certain facilities and equipment under non-cancelable operating leases. Rental expense incurred by the Company amounted to $11.8 million in 2005, $7.2 million for 2004 and $5.9 million for 2003. At October 31, 2005, future minimum rent payments under these operating leases were $13.8 million for 2006, $13.1 million for 2007, $9.8 million for 2008, $7.9 million for 2009 and $5.4 million for 2010.

The Company is involved in various claims and litigation arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material effect on the business or on the financial condition of the Company.

13.     Related Party Transactions

To take advantage of commercial real estate opportunities, the Company formed Toll Brothers Realty Trust Group (“Trust”) in 1998. The Trust is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Zvi Barzilay (and members of his family), Joel H. Rassman and other members of the Company’s senior management; and one-third by PASERS (collectively, the “Shareholders”).

The Shareholders entered into subscription agreements whereby each group had agreed to invest additional capital in an amount not to exceed $9.3 million if required by the Trust. The subscription agreements that originally were due to expire in August 2005 were extended until August 2006 and the commitment amounts were reduced to a maximum of $1.9 million from each of the parties. At October 31, 2005, the Company had an investment of $6.3 million in the Trust. This investment is accounted for on the equity method.

In December 2002, the Company’s Board of Directors, upon the recommendation of a committee (the “Committee”), which was comprised of members of the Board of Directors who do not have a financial interest in the Trust, approved the sale to the Trust of a 62.2-acre parcel of land, which is a portion of the Company’s multi-product community known as The Estates at Princeton Junction in New Jersey, which is being developed as multi-family rental apartment buildings (the “Property”). The Committee’s recommendation that the Company sell the Property to the Trust rather than to an outside third party was based upon the following advantages to the Company: (a) the Company’s ability to influence the design and construction quality so as to enhance the overall community; (b) synergies of development and marketing costs were expected to be a benefit to the Company; (c) the Trust’s maintenance of a high quality of operations, ensuring that the existence of the apartments in the community would not negatively affect the image of the community as a whole; and (d) as was the Company’s experience with another Trust property, apartment tenants being potential customers for the purchase of the Company’s single-family homes. Moreover, the sale allowed the Company to recover cash, remove the Property from the Company’s balance sheet and free the Company from the need to provide capital from its credit facility to build the apartment units. The $9.8 million sales price was approved by the Committee after reviewing an offer from an independent third party and after reviewing an independent professional appraisal. The sale was completed in May 2003. Because the Company owns one-third of the Trust, it recognized only two-thirds of the revenue, cost and profit on the sale. The remaining one-third of the profit on the sale reduced the Company’s investment in the Trust.

Back to Contents

The Company provides development, finance and management services to the Trust and received fees under the terms of various agreements in the amounts of $2.2 million, $1.7 million and $1.0 million in fiscal 2005, 2004 and 2003, respectively. The Company believes that the transactions, including the sale of the Property, between itself and the Trust were on terms no less favorable than it would have agreed to with unrelated parties.

14.     Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for each of the three years ended October 31, 2005, 2004 and 2003 (amounts in thousands):

	2005	2004	2003

Cash flow information:
Interest paid, net of amount capitalized	$52,353	$50,157	$39,154
Income taxes paid	$363,850	$147,326	$109,018

Non-cash activity:
Cost of inventory acquired through seller financing	$173,675	$107,664	$56,956
Income tax benefit related to exercise of employee stock options	$80,915	$18,175	$5,320
Stock bonus awards	$30,396	$20,288	$9,643
Contributions to employee retirement plan	—	$1,301	$1,180
Adoption of supplemental executive retirement plan
– projected benefit obligation	—	$13,702	—

15.     Supplemental Guarantor Information

A 100% owned subsidiary of the Company, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), issued $300 million of 6.875% Senior Notes due 2012 on November 22, 2002; $250 million of 5.95% Senior Notes due 2013 on September 3, 2003; $300 million of 4.95% Senior Notes due 2014 on March 16, 2004; and $300 million of 5.15% Senior Notes due 2015 on June 2, 2005. The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest is guaranteed jointly and severally on a senior basis by the Company and substantially all of the Company’s 100%-owned home building subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional. The Company’s non-home building subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the debt. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such disclosures would not be material to investors. Prior to the senior debt issuances, the Subsidiary Issuer did not have any operations.

Back to Contents

Supplemental consolidating financial information of Toll Brothers, Inc., the Subsidiary Issuer, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at Toll Brothers, Inc. on a consolidated basis is presented below (amounts in thousands $).

Consolidating Balance Sheet at October 31, 2005

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Cash & cash equivalents			664,312	24,907		689,219
Marketable securities						–
Inventory			4,951,168	117,456		5,068,624
Property, construction & office equipment — net			70,438	9,086		79,524
Receivables, prepaid expenses and other assets		5,453	123,815	89,115	(32,763)	185,620
Mortgage loans receivable				99,858		99,858
Customer deposits held in escrow			68,601			68,601
Investments in & advances to unconsolidated entities			152,394			152,394
Investments in & advances to consolidated entities	3,047,664	1,155,164	(1,503,295)	3,318	(2,702,851)	—

	3,047,664	1,160,617	4,527,433	343,740	(2,735,614)	6,343,840

LIABILITIES & STOCKHOLDERS’ EQUITY

Liabilities:
Loans payable			162,761	87,791		250,552
Senior notes		1,140,028				1,140,028
Senior subordinated notes			350,000			350,000
Mortgage company warehouse loan				89,674		89,674
Customer deposits			415,602			415,602
Accounts payable			256,548	9		256,557
Accrued expenses		20,589	701,627	102,425	(32,872)	791,769
Income taxes payable	284,093			(1,946)		282,147

Total liabilities	284,093	1,160,617	1,886,538	277,953	(32,872)	3,576,329

Minority interest				3,940		3,940

Stockholders’ equity:
Common stock	1,563			2,003	(2,003)	1,563
Additional paid-in capital	243,232		4,420	2,734	(7,154)	243,232
Retained earnings	2,576,061		2,636,475	57,110	(2,693,585)	2,576,061
Unearned compensation	(686)					(686)
Treasury stock	(56,599)					(56,599)

Total equity	2,763,571	—	2,640,895	61,847	(2,702,742)	2,763,571

	3,047,664	1,160,617	4,527,433	343,740	(2,735,614)	6,343,840

Back to Contents

Consolidating Balance Sheet at October 31, 2004

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Cash & cash equivalents			456,836	8,998		465,834
Marketable securities			110,029	5,000		115,029
Inventory			3,877,900	360		3,878,260
Property, construction & office equipment – net			42,431	9,998		52,429
Receivables, prepaid expenses and other assets		4,929	94,052	63,740	(16,509)	146,212
Mortgage loans receivable				99,914		99,914
Customer deposits held in escrow			53,929			53,929
Investments in & advances to unconsolidated entities			93,971			93,971
Investments in & advances to consolidated entities	2,131,882	854,888	(1,098,623)	(3,403)	(1,884,744)	—

	2,131,882	859,817	3,630,525	184,607	(1,901,253)	4,905,578

LIABILITIES & STOCKHOLDERS’ EQUITY

Liabilities:
Loans payable			335,920	4,460		340,380
Senior notes		845,665				845,665
Senior subordinated notes			450,000			450,000
Mortgage company warehouse loan				92,053		92,053
Customer deposits			291,424			291,424
Accounts payable			181,964	8		181,972
Accrued expenses		14,152	510,437	66,194	(16,581)	574,202
Income taxes payable	211,895			(2,000)		209,895

Total liabilities	211,895	859,817	1,769,745	160,715	(16,581)	2,985,591

Stockholders’ equity:
Common stock	770			2,003	(2,003)	770
Additional paid-in capital	200,938		4,420	2,734	(7,154)	200,938
Retained earnings	1,770,730		1,856,360	19,155	(1,875,515)	1,770,730
Treasury stock	(52,451)					(52,451)

Total equity	1,919,987	—	1,860,780	23,892	(1,884,672)	1,919,987

	2,131,882	859,817	3,630,525	184,607	(1,901,253)	4,905,578

Back to Contents

Consolidating Statement of Income for the fiscal year ended October 31, 2005

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Home sales			5,759,301			5,759,301
Land sales			34,124			34,124

			5,793,425			5,793,425

Cost of revenues:
Home sales			3,899,741	4,326	(1,370)	3,902,697
Land sales			24,416			24,416
Interest		57,553	124,848	3,049	(60,167)	125,283

		57,553	4,049,005	7,375	(61,537)	4,052,396

Selling, general and administrative	45	604	483,697	26,754	(28,314)	482,786

Income from operations	(45)	(58,157)	1,260,723	(34,129)	89,851	1,258,243

Equity earnings from unconsolidated entities			27,744			27,744
Earnings from subsidiaries	1,323,173	58,157			(1,381,330)	—
Interest and other			38,762	47,330	(44,895)	41,197
Expenses related to early retirement of debt			(4,056)			(4,056)

Income before income taxes	1,323,128	—	1,323,173	13,201	(1,336,374)	1,323,128
Income taxes	517,018		513,141	5,162	(518,303)	517,018

Net income	806,110	—	810,032	8,039	(818,071)	806,110

Consolidating Statement of Income for the fiscal year ended October 31, 2004

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Home sales			3,839,451			3,839,451
Land sales			22,491			22,491

			3,861,942			3,861,942

Cost of revenues:
Home sales			2,744,137	3,865	(728)	2,747,274
Land sales			15,775			15,775
Interest		46,069	93,214	1,579	(47,559)	93,303

		46,069	2,853,126	5,444	(48,287)	2,856,352

Selling, general and administrative	29	491	382,041	20,393	(21,874)	381,080

Income from operations	(29)	(46,560)	626,775	(25,837)	70,161	624,510

Equity earnings from unconsolidated entities			15,731			15,731
Earnings from subsidiaries	647,461				(647,461)	—
Interest and other		46,560	13,184	35,506	(79,830)	15,420
Expenses related to early retirement of debt			(8,229)			(8,229)

Income before income taxes	647,432	—	647,461	9,669	(657,130)	647,432
Income taxes	238,321		238,331	3,573	(241,904)	238,321

Net income	409,111	—	409,130	6,096	(415,226)	409,111

Back to Contents

Consolidating Statement of Income for the fiscal year ended October 31, 2003

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Home sales			2,731,044			2,731,044
Land sales			27,399			27,399

			2,758,443			2,758,443

Cost of revenues:
Home sales			1,974,104	2,903	432	1,977,439
Land sales			17,875			17,875
Interest		22,028	73,154	1,685	(23,622)	73,245

		22,028	2,065,133	4,588	(23,190)	2,068,559

Selling, general and administrative	39	129	290,437	18,073	(20,341)	288,337

Income from operations	(39)	(22,157)	402,873	(22,661)	43,531	401,547

Equity earnings from unconsolidated entities			981			981
Earnings from subsidiaries	411,196				(411,196)	—
Interest and other	(4)	22,157	14,534	31,841	(52,711)	15,817
Expenses related to retirement of debt			(7,192)			(7,192)

Income before income taxes	411,153	—	411,196	9,180	(420,376)	411,153
Income taxes	151,333		151,352	3,392	(154,744)	151,333

Net income	259,820	—	259,844	5,788	(265,632)	259,820

Back to Contents

Consolidating Statement of Cash Flows for the twelve months ended October 31, 2005

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities
Net income	806,110		810,032	8,039	(818,071)	806,110
Adjustments to reconcile net income to net
cash provided by (used in) operating
activities:
Depreciation & amortization		766	18,483	1,096		20,345
Amortization of initial benefit obligation			3,802			3,802
Amortization of unearned compensation	200					200
Equity earnings from unconsolidated entities			(27,744)			(27,744)
Distribution of earnings from unconsolidated entities			13,401			13,401
Deferred income taxes	26,763					26,763
Provision for inventory write-offs			5,079			5,079
Write-off of unamortized debt discount and financing costs			416			416
Changes in operating assets and liabilities:
Increase in inventory			(908,325)	(117,096)		(1,025,421)
Origination of mortgage loans				(873,404)		(873,404)
Sale of mortgage loans				873,459		873,459
(Increase) decrease in receivables, prepaid expense and other	(915,781)	(300,800)	345,232	(2,179)	834,359	(39,169)
Increase in customer deposits			109,506			109,506
Increase in accounts payable and accrued expenses	30,396	6,437	258,171	36,233	(16,288)	314,949
Increase in current taxes payable	126,350			54		126,404

Net cash provided by (used in) operating activities	74,038	(293,597)	628,053	(73,798)	—	334,696

Cash flows from investing activities
Purchase of property, construction and office equipment			(42,844)	(185)		(43,029)
Purchase of marketable securities			(4,575,434)			(4,575,434)
Sale of marketable securities			4,685,463	5,000		4,690,463
Investments in unconsolidated entities			(55,059)			(55,059)
Distributions from unconsolidated entities			14,631			14,631

Net cash used in investing activities			26,757	4,815		31,572

Cash flows from financing activities
Proceeds from loans payable			237,889	888,062		1,125,951
Principal payments on loans payable			(584,723)	(807,110)		(1,391,833)
Net proceeds from public debt		293,597	(500)			293,097
Redemption of subordinated debt			(100,000)			(100,000)
Proceeds from stock-based benefit plans	44,729					44,729
Purchase of treasury shares	(118,767)					(118,767)
Change in minority interest				3,940		3,940

Net cash provided by financing activities	(74,038)	293,597	(447,334)	84,892		(142,883)

Increase (decrease) in cash & equivalents	—	—	207,476	15,909	—	223,385
Cash & equivalents, beginning of period			456,836	8,998		465,834

Cash & equivalents, end of period	—	—	664,312	24,907	—	689,219

Back to Contents

Consolidating Statement of Cash Flows for the twelve months ended October 31, 2004 (Reclassified)

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities
Net income	409,111		409,130	6,096	(415,226)	409,111
Adjustments to reconcile net income to
net cash provided by (used in)
operating activities:
Depreciation & amortization		445	12,929	1,658		15,032
Amortization of initial benefit obligation			6,735			6,735
Equity earnings from unconsolidated entities			(15,731)			(15,731)
Distribution of earnings from unconsolidated entities			12,083			12,083
Deferred income taxes	32,377					32,377
Provision for inventory write-offs			7,452			7,452
Write-off of unamortized debt discount and financing costs			1,322			1,322
Changes in operating assets and liabilities:
Increase in inventory			(692,218)	(182)		(692,400)
Origination of mortgage loans				(744,380)		(744,380)
Sale of mortgage loans				701,967		701,967
(Increase) decrease in receivables, prepaid expense and other	(516,772)	(300,122)	389,242	(19,853)	421,295	(26,210)
Increase in customer deposits			92,332			92,332
Increase in accounts payable and accrued expenses	21,589	2,245	226,949	20,673	(6,069)	265,387
Increase (decrease) in current taxes payable	59,211			(593)		58,618

Net cash provided by (used in) operating activities	5,516	(297,432)	450,225	(34,614)	—	123,695

Cash flows from investing activities
Purchase of property, construction and office equipment			(18,881)	(1,527)		(20,408)
Purchase of marketable securities			(1,969,142)	(7,625)		(1,976,767)
Sale of marketable securities			2,049,875	2,625		2,052,500
Investments in unconsolidated entities			(84,729)			(84,729)
Distributions from unconsolidated entities			22,005			22,005

Net cash (used in) provided by investing activities			(872)	(6,527)		(7,399)

Cash flows from financing activities
Proceeds from loans payable			321,077	660,544		981,621
Principal payments on loans payable			(369,908)	(618,580)		(988,488)
Net proceeds from public debt		297,432				297,432
Redemption of subordinated debt			(170,000)			(170,000)
Proceeds from stock-based benefit plans	14,725					14,725
Purchase of treasury shares	(20,241)					(20,241)

Net cash provided by (used in) financing activities	(5,516)	297,432	(218,831)	41,964	—	115,049

Increase (decrease) in cash & equivalents	—	—	230,522	823	—	231,345
Cash & equivalents, beginning of period			226,314	8,175		234,489

Cash & equivalents, end of period	—	—	456,836	8,998	—	465,834

Back to Contents

Consolidating Statement of Cash Flows for the twelve months ended October 31, 2003 (Reclassified)

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities
Net income	259,820		259,844	5,788	(265,632)	259,820
Adjustments to reconcile net income to
net cash provided by (used in)
operating activities:
Depreciation & amortization		209	10,617	1,249		12,075
Equity earnings from unconsolidated entities			(981)			(981)
Distribution of earnings from unconsolidated entities			1,347			1,347
Deferred income taxes	19,835			(1,902)		17,933
Provision for inventory write-offs			5,638			5,638
Expenses related to retirement of debt			1,692			1,692
Changes in operating assets and liabilities:
Increase in inventory			(478,653)	175		(478,478)
Origination of mortgage loans				(714,505)		(714,505)
Sale of mortgage loans				718,761		718,761
(Increase) decrease in receivables, prepaid expense and other	(383,969)	(556,290)	660,877	(5,053)	265,632	(18,803)
Increase in customer deposits			33,475			33,475
Increase in accounts payable and accrued expenses	10,823	11,907	62,686	9,055		94,471
Increase in current taxes payable	22,337			494		22,831

Net cash (used in) provided by operating activities	(71,154)	(544,174)	556,542	14,062	—	(44,724)

Cash flows from investing activities
Purchase of property, construction & office equipment			(13,557)	(1,918)		(15,475)
Purchase of marketable securities			(1,253,955)			(1,253,955)
Sale of marketable securities			1,063,193			1,063,193
Investment in unconsolidated entities			(15,268)			(15,268)
Distributions from unconsolidated entities			3,203			3,203

Net cash used in investing activities			(216,384)	(1,918)		(218,302)

Cash flows from financing activities
Proceeds from loans payable			420,597	676,300		1,096,897
Principal payments on loans payable			(434,256)	(682,791)		(1,117,047)
Net proceeds from public debt		544,174				544,174
Redemption of public debt			(200,000)			(200,000)
Proceeds from issuance of stock	86,241					86,241
Proceeds from stock-based benefit plans	10,478					10,478
Purchase of treasury shares	(25,565)					(25,565)

Net cash provided by (used in) financing activities	71,154	544,174	(213,659)	(6,491)	—	395,178

Increase in cash & equivalents	—	—	126,499	5,653	—	132,152
Cash & equivalents, beginning of period			99,815	2,522		102,337

Cash & equivalents, end of period	—	—	226,314	8,175	—	234,489

Back to Contents

Summary Consolidated Quarterly Financial Data (Unaudited)
(amounts in thousands, except per share data)

	Three months ended

	Oct. 31	July 31	April 30	Jan. 31

Fiscal 2005:
Revenue	$2,020,223	$1,547,082	$1,235,798	$990,322
Gross profit	$608,951	$478,133	$371,707	$282,238
Income before income taxes	$508,698	$362,608	$267,831	$183,991
Net income	$310,252	$215,532	$170,133	$110,193
Earnings per share
Basic	$1.99	$1.39	$1.10	$0.73
Diluted	$1.84	$1.27	$1.00	$0.66
Weighted-average number of shares
Basic	155,536	155,274	154,627	151,653
Diluted	168,930	169,843	169,352	166,084
Fiscal 2004:
Revenue	$1,445,854	$1,004,204	$816,320	$595,564
Gross profit	$380,322	$262,995	$208,998	$153,275
Income before income taxes	$286,120	$167,821	$114,521	$78,970
Net income	$180,574	$106,015	$72,438	$50,084
Earnings per share
Basic	$1.21	$0.71	$0.49	$0.34
Diluted	$1.11	$0.66	$0.44	$0.31
Weighted-average number of shares
Basic	149,389	148,704	148,813	147,678
Diluted	162,992	161,840	162,853	161,637

*	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

Note: All share and per share information has been adjusted and restated to reflect a two-for-one stock split distributed in the form of a stock dividend on July 8, 2005.