Form 10-Q
period 2006-01-31
TOLL BROTHERS INC
filed 2006-03-10
CIK 794170

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2006

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

Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “an accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                Accelerated filer                Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At March 6, 2006, there were approximately 154,786,000 shares of Common Stock, $.01 par value, outstanding.

TOLL BROTHERS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Back to Contents

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included herein and in our other reports, SEC filings, statements and presentations is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning our anticipated operating results, financial resources, changes in revenues, changes in profitability, interest expense, growth and expansion, anticipated income to be realized from our investments in unconsolidated entities, the ability to acquire land, the ability to secure governmental approvals and the ability to open new communities, the ability to sell homes and properties, the ability to deliver homes from backlog, the average delivered prices of homes, the ability to secure materials and subcontractors, the ability to maintain the liquidity and capital necessary to expand and take advantage of future opportunities, and stock market valuations. In some cases you can identify those so called forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project,” “intend,” “can,” “could,” “might,” or “continue” or the negative of those words or other comparable words. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in our other reports, SEC filings, statements and presentations. These risks and uncertainties include local, regional and national economic conditions, the demand for homes, domestic and international political events, uncertainties created by terrorist attacks, the effects of governmental regulation, the competitive environment in which we operate, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, the availability of capital, uncertainties and fluctuations in capital and securities markets, changes in tax laws and their interpretation, legal proceedings, the availability of adequate insurance at reasonable cost, the ability of customers to finance the purchase of homes, the availability and cost of labor and materials, and weather conditions. Additional information concerning potential factors that we believe could cause our actual results to differ materially from expected and historical results is included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2005. Moreover, the financial guidance contained herein related to our expected results of operations for fiscal 2006 reflects our expectations as of February 23, 2006 and is not being reconfirmed or updated by this Quarterly Report on Form 10-Q.

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

When this report uses the words “we,” “us,” and “our,” they refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires. Reference herein to “fiscal 2006,” “fiscal 2005,” and “fiscal 2004,” refer to our fiscal year ending October 31, 2006, and our fiscal years ended October 31, 2005 and October 31, 2004.

Back to Contents

PART I.     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOLL BROTHERS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in thousands)

	January 31, 2006	October 31, 2005

	(Unaudited)
ASSETS
Cash and cash equivalents	$363,563	$689,219
Inventory	5,531,129	5,068,624
Property, construction and office equipment, net	88,444	79,524
Receivables, prepaid expenses and other assets	178,008	185,620
Contracts receivable	57,569
Mortgage loans receivable	49,017	99,858
Customer deposits held in escrow	85,126	68,601
Investments in and advances to unconsolidated entities	206,222	152,394

	$6,559,078	$6,343,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Loans payable	$388,847	$250,552
Senior notes	1,140,312	1,140,028
Senior subordinated notes	350,000	350,000
Mortgage company warehouse loan	38,406	89,674
Customer deposits	432,608	415,602
Accounts payable	226,763	256,557
Accrued expenses	735,641	791,769
Income taxes payable	300,610	282,147

Total liabilities	3,613,187	3,576,329

Minority interest	3,940	3,940

Stockholders’ equity
Preferred stock, none issued
Common stock, 156,292 issued at January 31, 2006 and October 31, 2005	1,563	1,563
Additional paid-in capital	228,110	242,546
Retained earnings	2,739,911	2,576,061
Treasury stock, at cost – 784 shares and 1,349 shares at January 31, 2006 and October 31, 2005, respectively	(27,633)	(56,599)

Total stockholders’ equity	2,941,951	2,763,571

	$6,559,078	$6,343,840

See accompanying notes

Back to Contents

TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended January 31,
	2006	2005

Revenues:
Traditional home sales	$1,278,709	$989,097
Percentage of completion	57,569
Land sales	4,678	1,225

	1,340,956	990,322

Cost of revenues:
Traditional home sales	884,091	685,493
Percentage of completion	47,346
Land sales	3,836	779
Interest	28,754	21,812

	964,027	708,084

Selling, general and administrative	139,178	107,065

Income from operations	237,751	175,173
Other:
Equity earnings in unconsolidated entities	16,569	1,935
Interest and other	11,327	6,883

Income before income taxes	265,647	183,991
Income taxes	101,797	73,798

Net income	$163,850	$110,193

Earnings per share:
Basic	$1.06	$0.73

Diluted	$0.98	$0.66

Weighted average number of shares:
Basic	155,076	151,653
Diluted	167,027	166,084

See accompanying notes

Back to Contents

TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended January 31,

	2006	2005

Cash flow from operating activities:
Net income	$163,850	$110,193
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,908	4,251
Amortization of initial benefit obligation	449	950
Share-based compensation	11,075
Equity earnings in unconsolidated entities	(16,569)	(1,935)
Distributions from unconsolidated entities	2,643	495
Deferred tax provision	7,625	15,366
Provision for inventory write-offs	1,129	2,343
Changes in operating assets and liabilities
Increase in inventory	(250,124)	(222,058)
Origination of mortgage loans	(176,908)	(181,558)
Sale of mortgage loans	227,749	207,077
Increase in contracts receivable	(57,569)
Decrease (increase) in receivables, prepaid expenses and other assets	8,016	(7,626)
Increase in customer deposits	481	22,311
(Decrease) increase in accounts payable and accrued expenses	(85,441)	20,708
Increase (decrease) in current income taxes payable	19,173	(14,568)

Net cash used in operating activities	(137,513)	(44,051)

Cash flow from investing activities:
Purchase of property and equipment, net	(14,264)	(9,137)
Purchases of marketable securities	(985,820)	(1,039,017)
Sale of marketable securities	985,820	1,009,257
Investments in and advances to unconsolidated entities	(71,369)	(16,214)
Acquisition of joint venture interest	(40,751)
Distributions from unconsolidated entities	2,512	1,755

Net cash used in investing activities	(123,872)	(53,356)

Cash flow from financing activities:
Proceeds from loans payable	258,712	246,167
Principal payments of loans payable	(307,180)	(289,528)
Proceeds from stock based benefit plans	5,972	15,776
Purchase of treasury stock	(21,775)	(220)

Net cash used in financing activities	(64,271)	(27,805)

Net decrease in cash and cash equivalents	(325,656)	(125,212)
Cash and cash equivalents, beginning of period	689,219	465,834

Cash and cash equivalents, end of period	$363,563	$340,622

     See accompanying notes

Back to Contents

TOLL BROTHERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Toll Brothers, Inc. (the “Company”), a Delaware corporation, and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in 50% or less owned partnerships and affiliates are accounted for using the equity method unless it is determined that the Company has effective control of the entity, in which case the entity would be consolidated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2005 balance sheet amounts and disclosures included herein have been derived from our October 31, 2005 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, we suggest that they be read in conjunction with the consolidated financial statements and notes thereto included in our October 31, 2005 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position as of January 31, 2006 and the results of our operations and cash flows for the three months ended January 31, 2006 and 2005. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). In April 2005, the SEC adopted a rule permitting implementation of SFAS 123R at the beginning of the fiscal year commencing after June 15, 2005. Under the provisions of SFAS 123R, an entity is required to treat all stock-based compensation as a cost that is reflected in the financial statements. The Company was required to adopt SFAS 123R beginning in its fiscal quarter ended January 31, 2006. Under the provisions of SFAS 123R, the Company had the choice of adopting the fair-value-based method of expensing of stock options using (a) the “modified prospective method”, whereby the Company recognizes the expense only for periods beginning after October 31, 2005, or (b) the “modified retrospective method”, whereby the Company recognizes the expense for all years and interim periods since the effective date of SFAS 123, or for only those interim periods during the year of initial adoption of SFAS 123R. The Company adopted SFAS 123R using the modified prospective method. See Note 7, “Stock Based Benefit Plans”, for information regarding expensing of stock options in fiscal 2006 and for pro forma information regarding the Company’s expensing of stock options for fiscal 2005.

Stock Split

On June 9, 2005, the Company’s Board of Directors declared a two-for-one split of the Company’s common stock in the form of a stock dividend to stockholders of record on June 21, 2005. The additional shares of stock were distributed as of the close of business on July 8, 2005. All share and per share information has been adjusted and restated to reflect this split.

Acquisition

In January 2004, the Company entered into a joint venture in which it had a 50% interest with an unrelated party to develop Maxwell Place, an approximately 800-unit luxury condominium community in Hoboken, New Jersey. In November 2005, the Company acquired its partner’s 50% equity ownership interest in this joint venture. As a result of the acquisition, the Company now owns 100% of the joint venture and it

Back to Contents

has been included as a consolidated subsidiary of the Company as of the acquisition date. As of the acquisition date, the joint venture had open contracts of sale to deliver 165 units with a sales value of approximately $128.3 million. The Company’s investment in and subsequent purchase of the partner’s interest in the joint venture is not material to the financial position of the Company. The Company is recognizing revenue and costs related to this project using the percentage of completion method of accounting.

Reclassification

The presentation of certain prior year amounts have been reclassified to conform to the fiscal 2006 presentation.

2.	Inventory

Inventory consisted of the following (amounts in thousands):

	January 31,	October 31,
	2006	2005

Land and land development costs	$2,033,897	$1,717,825
Construction in progress	2,849,308	2,709,795
Sample homes and sales offices	207,770	202,286
Land deposits and costs of future development	428,019	427,192
Other	12,135	11,526

	$5,531,129	$5,068,624

Construction in progress includes the cost of homes under construction, land and land development costs and the carrying costs of lots that have been substantially improved.

The Company capitalizes certain interest costs to inventory during the development and construction period. Capitalized interest is charged to cost of revenues when the related inventory is delivered for traditional home sales or when the related inventory is charged to cost of revenues under percentage of completion accounting. Interest incurred, capitalized and expensed for the three-month periods ended January 31, 2006 and 2005 is summarized as follows (amounts in thousands):

	2006	2005

Interest capitalized, beginning of period	$162,672	$173,442
Interest incurred	32,436	29,150
Capitalized interest in inventory acquired	6,679
Interest expensed to cost of revenues	(28,754)	(21,812)
Write-off to other	(171)	(107)

Interest capitalized, end of period	$172,862	$180,673

Interest included in cost of revenues for the three-month periods ended January 31, 2006 and 2005 were (amounts in thousands):

	2006	2005

Traditional home sales revenue	$26,830	$21,758
Percentage of completion revenues	1,417
Land sales revenues	507	54

	$28,754	$21,812

The Company has evaluated its land purchase contracts to determine if the selling entity is a variable interest entity (“VIE”) and if it is, whether the Company is the primary beneficiary of the entity. The Company does not possess legal title to the land and its risk is generally limited to deposits paid to the seller. The creditors of the seller generally have no recourse against the Company. At January 31, 2006 and

Back to Contents

October 31, 2005, the Company had determined that it was not the primary beneficiary of any VIE related to its land purchase contracts and had not recorded any land purchase contracts as inventory.

3.	Investments in and Advances to Unconsolidated Entities

The Company has investments in and advances to several joint ventures with unrelated parties to develop land. Some of these joint ventures develop land for the sole use of the venture partners, including the Company, and others develop land for sale to the venture partners and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites to other builders. The Company does not recognize earnings from home sites it purchases from the joint ventures, but instead reduces its cost basis in these home sites by its share of the earnings on the home sites. At January 31, 2006, the Company had approximately $144.8 million invested in or advanced to these joint ventures and was committed to contributing additional capital in an aggregate amount of approximately $152.1 million (net of the Company’s $129.6 million of loan guarantees related to two of the joint ventures’ loans) if required by the joint ventures. At January 31, 2006, two of the joint ventures had an aggregate of $1.03 billion of loan commitments, and had approximately $810.0 million borrowed against the commitments, of which the Company’s guarantee of its pro-rata share of the borrowings was $102.1 million.

In October 2004, the Company entered into a joint venture in which it has a 50% interest with an unrelated party to convert a 525-unit apartment complex, The Hudson Tea Buildings, located in Hoboken, New Jersey, into luxury condominium units. At January 31, 2006, the Company had investments in and advances to the joint venture of $35.4 million, and was committed to making up to $1.5 million of additional investments in and advances to the joint venture.

In November 2005, the Company entered into a joint venture in which it has a 50% interest with an unrelated party to develop two luxury condominium buildings in Brooklyn, New York. At January 31, 2006, the Company had investments in and advances to the joint venture of $11.3 million, and was committed to making up to $20.5 million of additional investments in and advances to the joint venture if required by the joint venture. At January 31, 2006, the joint venture had a $254.2 million loan commitment and had approximately $85.7 million borrowed against the commitment of which the Company’s guaranteed $18.0 million.

In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust Group II (“Trust II”) to be in a position to take advantage of commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by PASERS. At January 31, 2006, the Company had an investment of $8.0 million in Trust II. In addition, the Company and PASERS each entered into subscription agreements that expire in September 2007, whereby each agreed to invest additional capital in an amount not to exceed $11.1 million if required by Trust II. The Company provides development and management services to Trust II and recognized fees for such services under the terms of various agreements in the amounts of $.3 million in the three months ended January 31, 2006. Prior to the formation of Trust II, the Company used Toll Brothers Realty Trust Group (“Trust”) to invest in commercial real estate opportunities.

The Trust, formed in 1998, is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Zvi Barzilay (and members of his family), Joel H. Rassman and other members of the Company’s senior management; and one-third by PASERS (collectively, the “Shareholders”). The Shareholders entered into subscription agreements whereby each group has agreed to invest additional capital in an amount not to exceed $1.9 million if required by the Trust. The subscription agreements expire in August 2006. At January 31, 2006, the Company had an investment of $6.5 million in the Trust. The Company provides development, finance and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $.6 million and $.4 million in the three months ended January 31, 2006 and 2005, respectively. The Company believes that the transactions between itself and the Trust were on terms no less favorable than it would have agreed to with unrelated parties.

The Company’s investments in these entities are accounted for using the equity method.

Back to Contents

4.	Accrued Expenses/ Warranty Costs

Accrued expenses at January 31, 2006 and October 31, 2005 consisted of the following (amounts in thousands):

	January 31,	October 31,
	2006	2005

Land, land development and construction costs	$333,815	$385,031
Compensation and employee benefit costs	106,375	122,836
Insurance and litigation	102,542	92,809
Warranty costs	54,649	54,722
Interest	36,795	34,431
Other	101,465	101,940

	$735,641	$791,769

The Company accrues for the expected warranty costs at the time each home is closed and title and possession have been transferred to the home buyer. Costs are accrued based upon historical experience. Changes in the warranty accrual for the three-month periods ended January 31, 2006 and 2005 are as follows (amounts in thousands):

	2006	2005

Balance, beginning of period	$54,722	$42,133
Additions	8,531	6,682
Charges incurred	(8,604)	(5,336)

Balance, end of period	$54,649	$43,479

5.	Employee Retirement Plan

In October 2004, the Company established an unfunded defined benefit retirement plan (the “Retirement Plan”) effective as of September 1, 2004, which covers a number of senior executives and a director of the Company. For the three-month periods ended January 31, 2006 and 2005, the Company recognized the following costs related to this plan (amounts in thousands):

	2006	2005

Service cost	$67	$78
Interest cost	205	194
Amortization of initial benefit obligation	449	950

	$721	$1,222

The Company used a 5.65% and a 5.69% discount rate in its calculation of the present value of its projected benefit obligations for fiscal 2006 and 2005, respectively.

6.	Income Taxes

The Company’s estimated combined federal and state income tax rate for the three-month periods ended January 31, 2006 and 2005 before providing for the effect of permanent book-tax differences (“Base Rate”) was 39.1% and 38.5%, respectively. The effective tax rates for the three-month periods ended January 31, 2006 and 2005 were 38.3% and 40.1%, respectively.

For the three-month period ended January 31, 2006, the difference between the Company’s Base Rate and effective tax rate was primarily due to the impact on the Company’s tax rate from tax-free income and the manufacturing tax credit, offset, in part, by the non-deductible portion of stock option expense related to incentive stock options.

For the three-month period ended January 31, 2005, the primary difference between the Company’s Base Rate and effective tax rate was the effect of an adjustment due to the recomputation of the Company’s net

Back to Contents

deferred tax liability of approximately $3.7 million resulting from the change in the Company’s Base Rate from 37.0% at October 31, 2004 to 38.5% at January 31, 2005 offset, in part, by tax-free income.

7.	Stock Based Benefit Plans

Prior to the adoption of SFAS 123R, the Company accounted for its stock option plans according to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost was recognized upon issuance or exercise of stock options in fiscal 2005. The Company has developed a lattice model which it used for the fiscal 2006 and 2005 valuations. Prior to fiscal 2005, the Company used the Black-Scholes pricing model to value stock options.

The fair value of each option award is estimated on the date of grant using a lattice-based option valuation model that uses assumptions noted in the following table. The lattice-based option valuation models incorporate ranges of assumptions for inputs; those ranges are disclosed in the table below. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The expected life of options granted is derived from the historical exercise patterns and anticipated future patterns and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2006	2005

Expected volatility	36.33% – 38.28%	27.0% – 33.46%
Weighted-average volatility	37.55%	31.31%
Risk-free interest rate	4.38% – 4.51%	3.13% – 4.2%
Expected life (years)	4.11 – 9.07	2.8 – 9.07
Dividends	none	none
Weighted-average grant date fair value
per share of options granted	$15.30	$11.67

During the three-month period ended January 31, 2006, the Company recognized $11.0 million of expense and an income tax benefit of $4.0 million related to options awards. The Company expects to recognize approximately $26.8 million of expense and $9.2 million of income tax benefit for the full fiscal 2006 year related to option awards.

Had the Company adopted SFAS 123R as of November 1, 2004, pro forma income before taxes, income taxes, net income and net income per share for the three-month period ended January 31, 2005 would have been as follows (amounts in thousands, except per share amounts):

	SFAS 123 R
	As Reported	Adjustment	Pro Forma

Income before income taxes	$183,991	$(6,025)	$177,966
Income taxes	73,798	(1,853)	71,945

Net income	$110,193	$(4,172)	$106,021

Basic net income per share	$.73		$.70
Diluted net income per share	$.66		$.64

8.	Earnings per Share Information

Information pertaining to the calculation of earnings per share for the three-month periods ended January 31, 2006 and 2005 are as follows (amounts in thousands):

	2006	2005

Basic weighted-average shares	155,076	151,653
Common stock equivalents	11,951	14,431

Diluted weighted-average shares	167,027	166,084

Back to Contents

9.	Stock Repurchase Program

In March 2003, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its Common Stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. At January 31, 2006, the number of shares that the Company was authorized to repurchase was approximately 15.1 million shares.

10.	Commitments and Contingencies

At January 31, 2006, the aggregate purchase price of land parcels under option, referred to herein as “land purchase contracts,” “options,” or “option agreements,” was approximately $4.71 billion (including $1.16 billion of land to be acquired from joint ventures which the Company has invested in, made advances to or made loan guarantees on behalf of), of which it had paid or deposited approximately $295.2 million. The amounts included in the purchase price of such land parcels has not been reduced by any amounts the Company has invested in or made advances to the joint ventures. The Company’s option agreements to acquire the home sites do not typically require the Company to buy the home sites, although the Company may, in some cases, forfeit any deposit balance outstanding if and at the time it terminates an option contract. Of the $295.2 million the Company had paid or deposited on these purchase agreements at January 31, 2006, $210.3 million was non-refundable. Any deposit in the form of a stand-by letter of credit is recorded as a liability at the time the stand-by letter of credit is issued. Included in accrued liabilities is $84.0 million representing the Company’s outstanding stand-by letters of credit issued in connection with its options to purchase home sites.

At January 31, 2006, the Company had outstanding surety bonds amounting to approximately $702.9 million, related primarily to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that approximately $282.2 million of work remains on these improvements. The Company has an additional $91.4 million of surety bonds outstanding that guarantee other obligations of the Company. The Company does not believe it is likely that any outstanding bonds will be drawn upon.

At January 31, 2006, the Company had agreements of sale outstanding to deliver 8,635 homes with an aggregate sales value of approximately $6.0 billion of which the Company recognized $57.6 million of revenues using percentage of completion accounting.

At January 31, 2006, the Company was committed to providing approximately $626.6 million of mortgage loans to its home buyers and to others. All loans with committed interest rates are covered by take-out commitments from third-party lenders, which minimize the Company’s interest rate risk. The Company also arranges a variety of mortgages through programs that are offered to its home buyers through outside mortgage lenders.

The Company has a $1.2 billion, unsecured revolving credit facility with 30 banks, which extends to July 15, 2009. At January 31, 2006, interest was payable on borrowings under the facility at 0.625% (subject to adjustment based upon the Company’s debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. At January 31, 2006, the Company had no outstanding borrowings against the facility and letters of credit of approximately $301.1 million were outstanding under the facility. Under the terms of the revolving credit agreement, the Company is not permitted to allow its maximum leverage ratio (as defined in the agreement) to exceed 2.00:1.00 and was required to maintain a minimum tangible net worth (as defined in the agreement) of approximately $1.70 billion at January 31, 2006. At January 31, 2006, the Company’s leverage ratio was approximately .57:1.00 and its tangible net worth was approximately $2.90 billion. Based upon the minimum tangible net worth requirement, the Company’s ability to pay dividends and repurchase its common stock was limited to an aggregate amount of approximately $1.19 billion at January 31, 2006.

The Company is involved in various claims and litigation arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material effect on the business or on the financial condition of the Company.

Back to Contents

11.	Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for the three months ended January 31, 2006 and 2005 (amounts in thousands):

	2006	2005

Cash flow information:
Interest paid, net of amount capitalized	$22,602	$16,092

Income taxes paid	$75,000	$73,000

Non-cash activity:
Cost of inventory acquired through seller financing	$46,120	$47,752

Income tax benefit related to exercise of employee stock options	$8,333	$32,500

Stock bonus awards	$10,926	$30,396

Acquisition of joint venture assets and liabilities
Fair value of assets acquired	$181,473

Liabilities assumed	$110,548

Cash paid	$40,751

12.	Supplemental Guarantor Information

Toll Brothers Finance Corp., a 100% owned, indirect subsidiary (the “Subsidiary Issuer”) of the Company, is the issuer of four series of senior notes aggregating $1.15 billion. The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest are guaranteed jointly and severally on a senior basis by the Company and substantially all of its 100% owned home building subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional. The Company’s non-home building subsidiaries and certain home building subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the debt. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such disclosures would not be material to investors. The Subsidiary Issuer has not had and does not have any operations other than the issuance of the four series of senior notes and the lending of the proceeds from the senior notes to subsidiaries of the Company. Supplemental consolidating financial information of the Company, the Subsidiary Issuer, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at the Company on a consolidated basis are as follows:

Back to Contents

Condensed Consolidating Balance Sheet at January 31, 2006 ($ in thousands)

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents			329,327	34,236		363,563
Inventory			5,251,316	279,813		5,531,129
Property, construction and office equipment, net			78,986	9,458		88,444
Receivables, prepaid expenses and other assets		5,386	113,114	89,383	(29,875)	178,008
Contracts receivable			28,015	29,554		57,569
Mortgage loans receivable				49,017		49,017
Customer deposits held in escrow			62,115	23,011		85,126
Investments in and advances to unconsolidated entities			206,222			206,222
Investments in and advances to consolidated entities	3,244,507	1,154,658	(1,485,357)	(44,573)	(2,869,235)	—

	3,244,507	1,160,044	4,583,738	469,899	(2,899,110)	6,559,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Loans payable			165,667	223,180		388,847
Senior notes		1,140,312				1,140,312
Senior subordinated notes			350,000			350,000
Mortgage company warehouse loan				38,406		38,406
Customer deposits			409,597	23,011		432,608
Accounts payable			221,913	4,850		226,763
Accrued expenses		19,732	633,220	112,737	(30,048)	735,641
Income taxes payable	302,556			(1,946)		300,610

Total liabilities	302,556	1,160,044	1,780,397	400,238	(30,048)	3,613,187

Minority interest				3,940		3,940

Stockholders’ equity
Common stock	1,563			2,003	(2,003)	1,563
Additional paid-in capital	228,110		3,775	2,734	(6,509)	228,110
Retained earnings	2,739,911		2,799,566	60,980	(2,860,550)	2,739,911
Treasury stock, at cost	(27,633)					(27,633)

Total stockholders’ equity	2,941,951	—	2,803,341	65,721	(2,869,062)	2,941,951

	3,244,507	1,160,044	4,583,738	469,899	(2,899,110)	6,559,078

Back to Contents

Condensed Consolidating Balance Sheet at October 31, 2005 ($ in thousands)

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash & cash equivalents			664,312	24,907		689,219
Inventory			4,951,168	117,456		5,068,624
Property, construction & office equipment – net			70,438	9,086		79,524
Receivables, prepaid expenses and other assets		5,453	123,815	89,115	(32,763)	185,620
Mortgage loans receivable				99,858		99,858
Customer deposits held in escrow			68,601			68,601
Investments in & advances to unconsolidated entities			152,394			152,394
Investments in & advances to consolidated entities	3,047,664	1,155,164	(1,503,295)	3,318	(2,702,851)	—

	3,047,664	1,160,617	4,527,433	343,740	(2,735,614)	6,343,840

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable			162,761	87,791		250,552
Senior notes		1,140,028				1,140,028
Senior subordinated notes			350,000			350,000
Mortgage company warehouse loan				89,674		89,674
Customer deposits			415,602			415,602
Accounts payable			256,548	9		256,557
Accrued expenses		20,589	701,627	102,425	(32,872)	791,769
Income taxes payable	284,093			(1,946)		282,147

Total liabilities	284,093	1,160,617	1,886,538	277,953	(32,872)	3,576,329

Minority interest				3,940		3,940

Stockholders’ equity:
Common stock	1,563			2,003	(2,003)	1,563
Additional paid-in capital	242,546		4,420	2,734	(7,154)	242,546
Retained earnings	2,576,061		2,636,475	57,110	(2,693,585)	2,576,061
Treasury stock	(56,599)					(56,599)

Total stockholders’ equity	2,763,571	—	2,640,895	61,847	(2,702,742)	2,763,571

	3,047,664	1,160,617	4,527,433	343,740	(2,735,614)	6,343,840

Back to Contents

Condensed Consolidating Statement of Income for the three months ended January 31, 2006 ($ in thousands)

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Traditional home sales			1,278,709			1,278,709
Percentage of completion			28,015	29,554		57,569
Land sales			4,678			4,678

	—	—	1,311,402	29,554	—	1,340,956

Costs of revenues:
Traditional home sales			883,469	1,271	(649)	884,091
Percentage of completion			21,616	25,730		47,346
Land sales			3,836			3,836
Interest		16,735	28,553	766	(17,300)	28,754

	—	16,735	937,474	27,767	(17,949)	964,027

Selling, general and administrative	17	173	139,554	7,421	(7,987)	139,178

Income from operations	(17)	(16,908)	234,374	(5,634)	25,936	237,751
Other:
Equity earnings			16,569			16,569
Interest and other		16,908	14,720	11,996	(32,297)	11,327
Earnings from subsidiaries	265,664				(265,664)	—

Income before income taxes	265,647	—	265,663	6,362	(272,025)	265,647
Income taxes	101,797		102,572	2,488	(105,060)	101,797

Net income	163,850	—	163,091	(3,874)	(166,965)	163,850

Condensed Consolidating Statement of Income for the three months ended January 31, 2005 ($ in thousands)

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Home sales			989,097			989,097
Land sales			1,225			1,225

	—	—	990,322	—	—	990,322

Costs of revenues:
Home sales			684,798	1,105	(410)	685,493
Land sales			779			779
Interest		12,712	21,784	541	(13,225)	21,812

	—	12,712	707,361	1,646	(13,635)	708,084

Selling, general and administrative	10	140	107,085	5,910	(6,080)	107,065

Income from operations	(10)	(12,852)	175,876	(7,556)	19,715	175,173
Other:
Equity earnings			1,935			1,935
Interest and other		12,852	6,190	10,865	(23,024)	6,883
Earnings from subsidiaries	184,001				(184,001)	—

Income before income taxes	183,991	—	184,001	3,309	(187,310)	183,991
Income taxes	73,798		67,228	1,223	(68,451)	73,798

Net income	110,193	—	116,773	2,086	(118,859)	110,193

Back to Contents

Condensed Consolidating Statement of Cash Flows for the three months ended January 31, 2006 ($ in thousands)

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities:
Net income	163,850		163,091	3,874	(166,965)	163,850
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization		285	6,050	573		6,908
Amortization of initial benefit obligation			449			449
Share based compensation	11,075					11,075
Equity earnings in unconsolidated entities			(16,569)			(16,569)
Distributions from unconsolidated entities			2,643			2,643
Deferred tax provision	7,625					7,625
Provision for inventory write-offs			1,129			1,129
Changes in operating assets and liabilities
Increase in inventory			(215,654)	(34,470)		(250,124)
Origination of mortgage loans				(176,908)		(176,908)
Sale of mortgage loans				227,749		227,749
Contracts receivable			(28,015)	(29,554)		(57,569)
(Increase) decrease in receivables, prepaid expenses and other assets	(196,846)	573	(7,613)	47,977	163,925	8,016
Increase in customer deposits			481			481
Increase (decrease) in accounts payable and accrued expenses	10,926	(858)	(104,876)	6,327	3,040	(85,441)
Increase in current income taxes payable	19,173					19,173

Net cash (used in) provided by operating activities	15,803	—	(198,884)	45,568	—	(137,513)

Cash flow from investing activities:
Purchase of property and equipment, net			(13,469)	(795)	—	(14,264)
Purchase of marketable securities			(970,820)	(15,000)		(985,820)
Sale of marketable securities			970,820	15,000		985,820
Investments in and advances to unconsolidated entities			(71,369)			(71,369)
Acquisition of joint venture interest			(40,751)			(40,751)
Distributions from unconsolidated entities			2,512			2,512

Net cash used in investing activities	—	—	(123,077)	(795)	—	(123,872)

Cash flow from financing activities:
Proceeds from loans payable			80,870	177,842		258,712
Principal payments of loans payable			(93,894)	(213,286)		(307,180)
Proceeds from stock based benefit plans	5,972					5,972
Purchase of treasury stock	(21,775)					(21,775)

Net cash used in financing activities	(15,803)	—	(13,024)	(35,444)	—	(64,271)

Net (decrease) increase in cash and cash equivalents	—	—	(334,985)	9,329	—	(325,656)
Cash and cash equivalents, beginning of period			664,312	24,907		689,219

Cash and cash equivalents, end of period	—	—	329,327	34,236	—	363,563

Back to Contents

Condensed Consolidating Statement of Cash Flows for the three months ended January 31, 2005 ($ in thousands)

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities:
Net income	110,193		116,773	2,086	(118,859)	110,193
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization		125	3,728	398		4,251
Amortization of initial benefit obligation			950			950
Equity earnings in unconsolidated entities			(1,935)			(1,935)
Distributions from unconsolidated entities			495			495
Deferred tax provision	15,366					15,366
Provision for inventory write-offs			2,343			2,343
Changes in operating assets and liabilities (Increase) decrease in inventory			(222,059)	1		(222,058)
Origination of mortgage loans				(181,558)		(181,558)
Sale of mortgage loans				207,077		207,077
(Increase) decrease in receivables, prepaid expenses and other assets	(156,943)	(2,400)	37,573	(11,561)	125,705	(7,626)
Increase in customer deposits			22,311			22,311
Increase (decrease) in accounts payable and accrued expenses	30,396	2,275	(16,560)	11,443	(6,846)	20,708
Decrease in current income taxes payable	(14,568)					(14,568)

Net cash (used in) provided
by operating activities	(15,556)	—	(56,381)	27,886	—	(44,051)

Cash flow from investing activities:
Purchases of property and equipment, net			(8,402)	(735)		(9,137)
Purchases of marketable securities			(1,034,017)	(5,000)		(1,039,017)
Sale of marketable securities			1,005,257	4,000		1,009,257
Investments in and advances to unconsolidated entities			(16,214)			(16,214)
Distributions from unconsolidated entities			1,755			1,755

Net cash used in investing activities	—	—	(51,621)	(1,735)	—	(53,356)

Cash flow from financing activities:
Proceeds from loans payable			80,182	165,985		246,167
Principal payments of loans payable			(95,756)	(193,772)		(289,528)
Proceeds from stock based benefit plans	15,776					15,776
Purchase of treasury stock	(220)					(220)
Net cash provided by
(used in) financing activities	15,556	—	(15,574)	(27,787)	—	(27,805)

Net decrease in cash and cash
equivalents	—	—	(123,576)	(1,636)	—	(125,212)
Cash and cash equivalents, beginning of period			455,836	9,998		465,834

Cash and cash equivalents, end of period	—	—	332,260	8,362	—	340,622

Back to Contents

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our first quarter of fiscal 2006 was another record quarter for us with respect to revenue and net income. Revenues and net income for the three months ended January 31, 2006 increased 35% and 49%, respectively, as compared to the comparable quarter of fiscal 2005. In addition, our backlog, consisting of homes under contract but not yet delivered, at January 31, 2006 of $5.95 billion increased 22% over our backlog at January 31, 2005.

Beginning in the fourth quarter of fiscal 2005 and continuing throughout our first quarter of fiscal 2006 and into the second quarter of fiscal 2006, we have experienced a slowdown in new contracts signed. The value of new contracts signed in the first quarter of fiscal 2006 was $1.14 billion, a 21% decline compared to the value of new contracts signed in the first quarter of fiscal 2005. We believe this slowdown is attributable to a softening of demand, a lack of available home sites caused by delays in new community openings, delays in approvals of new phases of existing communities, our reluctance to sign new contracts that would require us to extend delivery dates beyond the twelve months that we are quoting to prospective home buyers in many communities, a decline in consumer confidence and, in some markets, increased supply due to the availability of homes previously purchased by speculative buyers at competing communities. In addition, it appears that customers are taking more time in making home buying decisions. Despite this slowdown, we remain cautiously optimistic about the future growth of our business. Our industry demographics remain strong due to the continuing regulation-induced constraints on lot supplies and the growing number of affluent households.

On February 23, 2006, we filed a Form 8-K with the SEC that provided financial guidance related to our expected results of operations for fiscal 2006. The guidance contained in this Form 10-Q is the guidance given in the Form 8-K filed on February 23, 2006. We have not reconfirmed or updated this guidance since the filing of the Form 8-K. The guidance stated that, based upon our evaluation of our backlog, our communities open and the expected timing of new community openings in fiscal 2006, we believe that in fiscal 2006 we will deliver between 9,200 homes and 9,900 homes with an average delivered price between $670,000 and $680,000; recognize between $280 million and $300 million of revenues using the percentage of completion method of accounting related to several high-rise residences that are under construction; earn net income between $790 million and $870 million; and achieve diluted earnings per share between $4.77 and $5.26 per share.

Geographic and product diversification, access to lower-cost capital, a versatile and abundant home mortgage market and improving demographics are creating opportunities for those builders who can control land and persevere through the increasingly difficult regulatory approval process. We believe that this evolution in our industry favors the large publicly traded home building companies with the capital and expertise to control home sites and gain market share. We currently own or control approximately 87,000 home sites in 50 markets we consider to be affluent, a substantial number of which sites already have the approvals necessary for development. We believe that as the approval process becomes more difficult, and as the political pressure from no-growth proponents increases, our expertise in taking land through the approval process and our already approved land positions should allow us to continue to grow for a number of years to come.

Because of the length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it and deliver a home after a home buyer signs an agreement of sale, we are subject to many risks. We attempt to reduce our risk by controlling land for future development through options whenever possible, thus allowing us to obtain the necessary governmental approvals before acquiring title to the land; generally commencing construction of a home only after executing an agreement of sale and receiving a substantial downpayment from a buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis.

Our revenues have grown on average over 20% per year in the last decade. We have funded this growth through the reinvestment of profits, bank borrowings and capital market transactions. At January 31, 2006, we

Back to Contents

had $363.6 million of cash and cash equivalents and approximately $899 million available under our bank revolving credit facility which extends to July 15, 2009. With these resources and our history of success in accessing the public debt markets, we believe we have the resources available to continue to grow in fiscal 2006 and beyond.

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

In addition, we review all land held for future communities or future sections of current communities, whether owned or under contract, to determine whether or not we expect to proceed with the development of the land as originally contemplated. Based upon this review, we decide (a) as to land that is under a purchase contract but not owned, whether the contract will likely be terminated or renegotiated, and (b) as to land we own, whether the land will likely be developed as contemplated or in an alternative manner, or should be sold. We then further determine which costs that have been capitalized to the property are recoverable and which costs should be written off. We recognized $1.1 million and $2.3 million of write-offs of costs related to current and future communities in the three months ended January 31, 2006 and 2005, respectively.

We have a significant number of land purchase contracts, sometimes referred to herein as “land purchase contracts,” “options,” or “option agreements,” which we evaluate in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”), as amended by FIN 46R. Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a variable interest entity (“VIE”) is considered to be the primary beneficiary and must consolidate the operations of the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. For land purchase contracts with sellers meeting the definition of a VIE, we perform a review to determine which party is the primary beneficiary of the VIE. This review requires substantive judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the entity’s expected profits and losses and the cash flows associated with changes in the fair value of the land under contract. Because, in most cases, we do not have any ownership interests in the entities with which we contract to purchase land, we generally do not have the ability to compel these entities to provide assistance in our review. In many instances, these entities provide us little, if any, financial information.

Back to Contents

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

High-Rise/Mid-Rise Projects

We are developing several high-rise/mid-rise projects that will take substantially more than one year to complete. If these projects qualify, revenues and costs will be recognized using the percentage of completion method of accounting in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). Under the provisions of SFAS 66, revenues and costs are to be recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not be converted to rental property, the sales proceeds are collectible and the aggregate sales proceeds and the total cost of the project can be reasonably estimated. Revenues and costs of individual projects are recognized on the individual project’s aggregate value of units for which the home buyers have signed binding agreements of sale, less an allowance for cancellations, and are based on the percentage of total estimated construction costs that have been incurred. Total estimated revenues and construction costs will be reviewed periodically and any change will be applied to the current and future periods. We began recognizing revenue and costs using percentage of completion accounting on several projects in fiscal 2006.

Land Sales

Land sales revenues and cost of revenues are recorded at the time that title and possession of the property have been transferred to the buyer. We recognize the pro rata share of revenues and cost of revenues of land sales to entities in which we have a 50% or less interest based upon the ownership percentage attributable to the non-Company investors. Any profit not recognized in a transaction reduces our investment in the entity.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have investments in and advances to several joint ventures, to Toll Brothers Realty Trust Group (“Trust”) and to Toll Brothers Realty Trust Group II (“Trust II”). At January 31, 2006, we had investments

Back to Contents

in and advances to these entities of $206.2 million, were committed to invest or advance an additional $187.1 million in the aggregate to these entities if needed and had guaranteed approximately $147.6 million of these entities’ indebtedness and/or loan commitments. See Note 3 to the Condensed Consolidated Financial Statements, “Investments in and Advances to Unconsolidated Entities” for more information regarding these entities. We do not believe that these arrangements, individually or in the aggregate, have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity or capital resources. Our investments in these entities are accounted for using the equity method.

RESULTS OF OPERATIONS

The following table sets forth, for the three-month periods ended January 31, 2006 and 2005, a comparison of certain income statement items related to our operations (amounts in millions):

	2006		2005

	$	%	$	%

Traditional home sales
Revenues	1,278.7		989.1
Costs	884.1	69.1%	685.5	69.3%

	394.6		303.6

Percentage of completion
Revenues	57.6		—
Costs	47.3	82.2%	—

	10.2		—

Land sales
Revenues	4.7		1.2
Costs	3.8	82.0%	0.8	63.6%

	0.8		0.4

Interest*	28.8	2.1%	21.8	2.2%

Total
Revenues	1,341.0		990.3
Costs	964.0	71.9%	708.1	71.5%

	377.0		282.2

Selling, general and administrative*	139.2	10.4%	107.1	10.8%

Income from operations	237.8		175.2
Other
Equity earnings in unconsolidated entities	16.6		1.9
Interest and other	11.3		6.9

Income before income taxes	265.6		184.0
Income taxes	101.8		73.8

Net income	163.9		110.2

*	Percentages are based on total revenues.

Note: Amounts may not add and percentage may not calculate due to rounding.

TRADITIONAL HOME SALES REVENUES AND COSTS

Home sales revenues for the three months ended January 31, 2006 were higher than those for the comparable period of 2005 by approximately $289.6 million, or 29%. The increase was attributable to an 18% increase in the number of homes delivered and a 9% increase in the average price of the homes delivered. The increase in the average price of the homes delivered in the fiscal 2006 period was the result of increased selling prices and a shift in the location of homes delivered to more expensive areas offset by a change in product mix to smaller, lower-priced products such as attached homes and age-qualified homes.

Back to Contents

The increase in the number of homes delivered in the three-month period ended January 31, 2006 was primarily due to the higher backlog of homes at October 31, 2005 as compared to October 31, 2004, which was primarily the result of a 19% increase in the number of new contracts signed in fiscal 2005 over fiscal 2004.

The value of new sales contracts signed was $1.01 billion (1,395 homes) in the three months ended January 31, 2006, a 30% decrease compared to the value of contracts signed in the comparable period of fiscal 2005 of $1.44 billion (2,171 homes). This decrease is attributable to a 36% decrease in the number of new contracts signed, offset, in part, by a 9% increase in the average value of each contract. The increase in the average value of contracts was due primarily to the location and size of homes sold and increases in base selling prices. We believe the slowdown in new contract signings was attributable to a softening of demand, a lack of available home sites caused by delays in new community openings, delays in approvals of new phases of existing communities, our reluctance to sign new contracts that would require us to extend delivery dates beyond the twelve months that we were quoting to prospective home buyers in many communities, a decline in consumer confidence and, in some markets, availability of homes previously purchased by speculative buyers. In addition, it appears that customers are taking more time in making home buying decisions. Despite this slowdown, we remain cautiously optimistic about the future growth of our business. Our industry demographics remain strong due to the continuing regulation-induced constraints on lot supplies, the growing number of affluent households and the number of new communities that were opened in the three-month period ended January 31, 2006 and the expected new communities to be opened during the remainder of fiscal 2006. At January 31, 2006, we were selling from 258 communities compared to 225 communities at January 31, 2005 and 230 communities at October 31, 2005. We expect to have approximately 265 selling communities at October 31, 2006. At January 31, 2006, we had approximately 87,000 home sites under our control nationwide in markets we consider to be affluent.

At January 31, 2006, our backlog of homes under contract was $5.57 billion (8,106 homes), 16% higher than the $4.82 billion (7,234 homes) backlog at January 31, 2005. The increase in backlog at January 31, 2006 compared to the backlog at January 31, 2005 is primarily attributable to a higher backlog at October 31, 2005 as compared to the backlog at October 31, 2004, offset, in part, by the decrease in the value and number of new contracts signed in the fiscal 2006 period as compared to the fiscal 2005 period, and by higher deliveries in the fiscal 2006 period as compared to the fiscal 2005 period. Based on the size of our current backlog, the expected demand for our product, the increased number of selling communities from which we are operating and the additional communities we expect to open in the coming months, we believe that we will deliver between 9,200 and 9,900 homes in fiscal 2006 and that the average delivered price of those homes will be between $670,000 and $680,000.

Home costs as a percentage of home sales revenue were slightly lower in the three-month period ended January 31, 2006 as compared to the comparable period of fiscal 2005. The decrease was largely the result of selling prices increasing at a greater rate than costs and lower inventory write-offs. In the three-month periods ended January 31, 2006 and 2005, we recognized inventory write-downs and the expensing of costs that we believed not to be recoverable of $1.1 million and $2.3 million, respectively. For the full 2006 fiscal year, we expect that home costs as a percentage of home sales revenues will increase between 135 and 155 basis points as compared to the full 2005 fiscal year, due to costs increasing faster than selling prices and a change in the mix of homes delivered to higher cost homes.

PERCENTAGE OF COMPLETION REVENUES AND COSTS

We are developing several high-rise/mid-rise projects for which we are recognizing revenues and costs using the percentage of completion method of accounting. Revenues and costs of individual projects are recognized on the individual project’s aggregate value of units for which home buyers have signed binding agreements of sale, less an allowance for cancellations, and are based on the percentage of total estimated construction costs that have been incurred. Total estimated revenues and construction costs are reviewed periodically and any change is applied to current and future periods. We began recognizing revenue and costs using percentage of completion accounting on several projects in fiscal 2006. In the three-month period ended January 31, 2006, we recognized $57.6 million of revenues and $47.3 million of costs on these projects. Based on the size of our current backlog, the expected demand for our product, and the projected construction

Back to Contents

schedule, we believe that for the full 2006 fiscal year, revenues recognized under the percentage of completion accounting method will be between $280 million and $300 million and costs will be approximately 81% of revenues.

LAND SALES REVENUES AND COSTS

We are developing several communities in which we expect to sell a portion of the land to other builders or entities. The amount and profitability of land sales will vary from year to year depending upon the sale and delivery of the specific land parcels. In the three-month periods ended January 31, 2006 and 2005, land sales were $4.7 million and $1.2 million, respectively. Cost of land sales was approximately 82.0% and 63.6% of land sales revenues in the three-month periods ended January 31, 2006 and 2005, respectively. For the full fiscal 2006 year, land sales are expected to be approximately $21.0 million, and cost of land sales is expected to be approximately $15.8 million.

INTEREST EXPENSE

We determine interest expense on a specific lot-by-lot basis for our traditional homebuilding operations and on a parcel-by-parcel basis for land sales. As a percentage of total revenues, interest expense varies depending on many factors, including the period of time that we owned the land, the length of time that the homes delivered during the period were under construction, and the interest rates and the amount of debt carried by us in proportion to the amount of our inventory during those periods. Interest expense for projects using the percentage of completion method of revenue recognition is determined based on the total estimated interest for the project and the percentage of total estimated construction costs that have been incurred to date.

Interest expense as a percentage of revenues was slightly lower in the three-month period ended January 31, 2006 as compared to the comparable period of fiscal 2005. For the full 2006 fiscal year, we expect interest expense as a percentage of total revenues to be approximately 2.2% as compared to 2.16% in fiscal 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

SG&A spending increased by $32.1 million, or 30%, in the three-month period ended January 31, 2006 as compared to the comparable period of fiscal 2005. This increased spending was principally due to the costs incurred to support the 35% increase in revenues, the costs associated with the increase in the number of selling communities that we had during the three-month period of fiscal 2006 as compared to the comparable period of fiscal 2005, the expensing of stock options pursuant to SFAS 123R in fiscal 2006, and the continued costs incurred in the search for new land to replace the home sites that were sold during the period and to expand our land position to enable us to grow in the future. For the full 2006 fiscal year, we expect that SG&A as a percentage of revenues will be between 9.3% and 9.4% of revenues as compared to 8.33% for the full 2005 fiscal year. The expected increase is due to the increased costs attributable to the significant growth in new selling communities that we expect to have in fiscal 2006 that will not generate revenues until late fiscal 2006 and fiscal 2007, and the expensing of stock options pursuant to SFAS 123R in fiscal 2006.

EQUITY EARNINGS IN UNCONSOLIDATED ENTITIES

We are a participant in several joint ventures and in the Trust and Trust II. We recognize our proportionate share of the earnings from these entities. See Note 3 to the Condensed Consolidated Financial Statements, “Investments in and Advances to Unconsolidated Entities” for more information regarding our investments in and commitments to these entities. Many of our joint ventures are land development projects or high-rise/mid-rise construction projects and do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, the joint ventures will generally, over a relatively short period of time, generate revenues and earnings until all the assets of the entities are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from quarter to quarter and year to year. In the three months ended January 31, 2006, we recognized $16.6 million of earnings from unconsolidated entities as compared to $1.9 million in the comparable period of fiscal 2005. For fiscal 2006, we expect to recognize approximately $60.0 million of earnings from our investments in these joint ventures and in the Trust and Trust II.

Back to Contents

INTEREST AND OTHER INCOME

For the three months ended January 31, 2006, interest and other income was $11.3 million, an increase of $4.4 million from the $6.9 million recognized in the comparable period of fiscal 2005. This increase was primarily the result of higher interest income, higher management and construction fee income and higher income realized from our ancillary businesses in the fiscal 2006 period. For the full 2006 fiscal year, we expect interest and other income to be approximately $30.0 million compared to $41.2 million in fiscal 2005 due primarily to an expected decrease in interest income.

INCOME BEFORE INCOME TAXES

For the three-month period ended January 31, 2006, income before taxes was $265.6 million, an increase of 44% over the $184.0 million earned in the comparable period of fiscal 2005.

INCOME TAXES

Income taxes were provided at an effective rate of 38.3% and 40.1% for the three-month periods ended January 31, 2006 and 2005, respectively. The difference in rates in the three-month period of fiscal 2006 as compared to the comparable period of fiscal 2005 was due primarily to a change in the estimated Base Rate to 39.1% from 38.5% in three-month period ended January 31, 2006 compared to the comparable period of 2005 and the impact of recomputing our net deferred tax liability using the new fiscal 2005 Base Rate from the 37.0% Base Rate at October 31, 2004. In addition, we earned more tax free income in the fiscal 2006 period as compared to the fiscal 2005 period and benefited from the new manufacturing tax credit in fiscal 2006. These benefits were offset in part by a portion of the stock option expense recognized in fiscal 2006 that is not deductible for income taxes. For the full fiscal 2006 year, we expect that our effective tax rate will be approximately 38.6% as compared to 39.1% in fiscal 2005.

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

Cash flow from operating activities decreased in the three-month period ended January 31, 2006 as compared to the comparable period of fiscal 2005. This decrease was primarily the result of increased inventory levels, offset in part by our strong revenue growth in the fiscal 2006 period as compared to the fiscal 2005 period.

We expect that our inventory will continue to increase and we are currently negotiating and searching for additional opportunities to obtain control of land for future communities. At January 31, 2006, the aggregate purchase price of land parcels under option and purchase agreements was approximately $4.71 billion (including approximately $1.16 billion of land to be acquired from joint ventures which we have invested in, made advances to or made loan guarantees on behalf of) of which we had paid or deposited approximately $295.2 million.

In general, cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own several years’ supply of home sites, we do not need to buy home sites immediately to replace the ones delivered. In addition, we generally do not begin construction of our traditional single-family homes until we have a signed contract with the home buyer. We generally will not start construction of a high-rise/mid-rise project until a significant number of units are sold. Because of the significant amount of time between when a home buyer enters into a contract to purchase a home and when the construction of the home is completed and delivered to the home buyer, we believe we can estimate, with reasonable accuracy, the number of homes we will deliver in the next 9 to 12 months. Should our business decline significantly, our inventory would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, resulting in a temporary increase in our cash flow

Back to Contents

from operations. In addition, under such circumstances, we might delay or curtail our acquisition of additional land, which would further reduce our inventory levels and cash needs.

In both the fiscal 2006 and 2005 periods, we have had a significant amount of cash invested in either short-term cash equivalents or short-term interest-bearing marketable securities. In addition, we have made a number of investments in unconsolidated entities related to the acquisition and development of land for future home sites or in entities that are constructing or converting apartment buildings into luxury condominiums. Our investment activities related to marketable securities and investments in and distributions of investments from unconsolidated entities are included in the Condensed Consolidated Statements of Cash Flows in the section “Cash flow from investing activities.”

We have a $1.2 billion unsecured credit facility with 30 banks which extends through July 15, 2009. At January 31, 2006, interest was payable on borrowings under the facility at 0.625% (subject to adjustment based upon our debt ratings and leverage ratio) above the Eurodollar rate or other specified variable rates as selected by us from time to time. We have also elected to periodically maintain a loan balance outstanding on our revolving credit facility; such borrowing is purely elective by us and is not required by the terms of our revolving credit facility. At January 31, 2006, we had no borrowings outstanding against the facility and had approximately $301.1 million of letters of credit outstanding under it.

To reduce borrowing costs, extend the maturities of our long-term debt and raise additional funds for general corporate purposes, during the last several fiscal years we issued four series of senior notes aggregating $1.15 billion, and used the proceeds to redeem $470 million of senior subordinated notes and, together with other available cash, to repay a $222.5 million bank term loan. In addition, we raised approximately $86.2 million from the issuance of six million shares of our common stock in a public offering in August 2003.

We believe that we will be able to continue to fund our expected growth and meet our contractual obligations through a combination of existing cash resources, cash flow from operating activities, our existing sources of credit and the public debt and equity markets.

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

Back to Contents

HOUSING DATA
($ in millions)

Revenue	Three months ended January 31,
	2006	2005	2006	2005

Region	Units	Units	$	$

Northeast (CT,MA,NJ,NY,RI)	308	229	196.0	123.3
Mid-Atlantic (DE,MD,PA,VA)	589	663	393.6	386.9
Midwest (IL,MI,OH)	109	95	75.6	57.0
Southeast (FL,NC,SC)	397	155	212.9	84.4
Southwest (AZ,CO,NV,TX)	340	248	247.3	155.8
West (CA)	136	200	153.3	181.7

Total traditional	1,879	1,590	1,278.7	989.1
Percentage of completion*			57.6

Total consolidated	1,879	1,590	1,336.3	989.1
Unconsolidated entities	99	63	52.1	26.4

	1,978	1,653	1,388.4	1,015.5

New Contracts	Three months ended January 31,
	2006	2005	2006	2005

Region	Units	Units	$	$

Northeast (CT,MA,NJ,NY,RI)	198	319	135.3	200.7
Mid-Atlantic (DE,MD,PA,VA)	456	767	313.5	471.4
Midwest (IL,MI,OH)	67	112	42.1	78.0
Southeast (FL,NC,SC)	254	379	164.0	202.3
Southwest (AZ,CO,NV,TX)	307	366	229.4	254.3
West (CA)	113	228	125.2	233.4

Total traditional	1,395	2,171	1,009.5	1,440.1
Percentage of completion*	149	2	130.4	3.0

Total consolidated	1,544	2,173	1,139.9	1,443.1
Unconsolidated entities	28	36	16.8	15.6

	1,572	2,209	1,156.7	1,458.7

Backlog	At January 31,
	2006	2005	2006	2005

Region	Units	Units	$	$

Northeast (CT,MA,NJ,NY,RI)	1,242	1,118	841.1	676.8
Mid-Atlantic (DE,MD,PA,VA)	2,197	2,349	1,486.3	1,456.8
Midwest (IL,MI,OH)	401	463	285.5	305.4
Southeast (FL,NC,SC)	1,877	894	1,028.4	517.1
Southwest (AZ,CO,NV,TX)	1,816	1,469	1,291.2	948.2
West (CA)	573	941	642.0	916.2

Total traditional	8,106	7,234	5,574.5	4,820.5

Percentage of completion*
Undelivered	529	58	429.7	67.4
Revenue recognized			(57.6)

Net percentage of completion	529	58	372.1	67.4

Total consolidated	8,635	7,292	5,946.6	4,887.9
Unconsolidated entities	32	147	20.8	65.0

	8,667	7,439	5,967.4	4,952.9

*	Mid- and High-Rise projects that are accounted for under the percentage of completion method. See detail below.

Back to Contents

PERCENTAGE OF COMPLETION

Revenue	Three months ended January 31,
	2006	2005	2006	2005

Region	Units	Units	$	$

Northeast (CT,MA,NJ,NY,RI)			39.7	N/A
Southeast (FL,NC,SC)			17.9

Total			57.6	N/A

New Contracts	Three months ended January 31,
	2006	2005	2006	2005

Region	Units	Units	$	$

Northeast (CT,MA,NJ,NY,RI)	131		116.4
Mid-Atlantic (DE,MD,PA,VA)	13		5.3
Southeast (FL,NC,SC)	—	2	4.7	3.0
Southwest (AZ,CO,NV,TX)	5		4.0

Total	149	2	130.4	3.0

Backlog	At January 31,
	2006	2005	2006	2005

Region	Units	Units	$	$

Northeast (CT,MA,NJ,NY,RI)	402		299.2
Mid-Atlantic (DE,MD,PA,VA)	43		18.3
Southeast (FL,NC,SC)	72	58	102.7	67.4
Southwest (AZ,CO,NV,TX)	12		9.5
Revenue recognized			(57.6)

Total	529	58	372.1	67.4

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

The table below sets forth, at January 31, 2006, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):

	Fixed-Rate Debt		Variable-Rate Debt

Fiscal Year of Expected Maturity	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate

2006	$82,942	6.43%	$38,406	5.68%
2007	79,517	6.55%	105,349	12.27%
2008	34,211	5.19%	150	3.07%
2009	7,678	6.87%	150	3.07%
2010	4,622	7.73%	150	3.07%
Thereafter	1,570,517	6.43%	3,560	3.07%
Discount	(9,687)

Total	$1,769,800	6.42%	$147,765	10.31%

Fair value at
January 31, 2006	$1,762,996		$147,765

Back to Contents

(1)
At January 31, 2006, we had a $1.2 billion unsecured revolving credit facility with 30 banks which extends to July 2009. At January 31, 2006, we had no borrowings and approximately $301.1 million of letters of credit outstanding under the facility. At January 31, 2006, interest was payable on borrowings under this facility at .625% (subject to adjustment based upon our debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time.

(2)
One of our subsidiaries has a $125 million line of credit with four banks to fund mortgage originations. The line is due within 90 days of demand by the banks and bears interest at the banks’ overnight rate plus an agreed upon margin. At January 31, 2006, the subsidiary had $38.4 million outstanding under the line at an average interest rate of 5.68%. Borrowing under this line is included in the 2006 fiscal year maturities.

Based upon the amount of variable rate debt outstanding at January 31, 2006 and holding the variable rate debt balance constant, each one percentage point increase in interest rates would increase our interest costs by approximately $1.5 million per year.

ITEM 4. CONTROLS AND PROCEDURES

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

Our chief executive officer and chief financial officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various claims and litigation arising principally in the ordinary course of business. We believe that the disposition of these matters will not have a material adverse effect on our business or our financial condition.

In January 2006, we received a request for information pursuant to Section 308 of the Clean Water Act from Region 3 of the Environmental Protection Agency (the “EPA”) requesting information about storm water discharge practices in connection with our homebuilding projects in the states that comprise EPA Region 3. To the extent the EPA’s review were to lead the EPA to assert violations of state and/or federal regulatory requirements and request injunctive relief and/or civil penalties, we would defend and attempt to resolve any such asserted violations. At this time we cannot predict the outcome of the EPA’s review or estimate the costs that may be involved in resolving any potential claims.

There are no other proceedings required to be disclosed pursuant to Item 103 of Regulation S-K.

Back to Contents

ITEM 1A. RISK FACTORS

There has been no material change in our risk factors as previously disclosed in our Form 10-K for the fiscal year ended October 31, 2005 in response to Item 1A. to Part 1 of such Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2006 we repurchased the following shares of our common stock (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (2)

November 1, 2005 to November 30, 2005	223	$33.79	222	15,514
December 1, 2005 to December 31, 2005	159	$35.29	156	15,358
January 1, 2006 to January 31, 2006	251	$34.93	251	15,107

Total	633	$34.62	629

(1)
Pursuant to the provisions of our stock option plans, participants are permitted to use the value of our common stock that they own to pay for the exercise of options. During the three months ended January 31, 2006, we received 4,172 shares with an average fair market value per share of $35.43 for the exercise of stock options. These shares are included in the table above.

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

We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so. Rather, we will follow a policy of retaining earnings in order to finance the continued growth of our business and, from time to time, repurchase shares of our common stock.

The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our earnings, capital requirements, our operating and financial condition, and any contractual limitations then in effect. In this regard, our senior subordinated notes contain restrictions on the amount of dividends we may pay on our common stock. In addition, our bank revolving credit agreement requires us to maintain a minimum tangible net worth (as defined in the credit agreement), which restricts the amount of dividends we may pay. At January 31, 2006, under the most restrictive of these provisions, we could have paid up to approximately $1.19 billion of cash dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

Back to Contents

ITEM 6. EXHIBITS

10.1
Amendment to the Toll Brothers, Inc. Cash Bonus Plan dated as of December 7, 2005 is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 9, 2005.

10.1
Toll Brothers, Inc. Executive Officer Cash Bonus Plan Fiscal 2006 Performance Goals are hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 19, 2005.

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

TOLL BROTHERS, INC. (Registrant)

Date: March 10, 2006	By: Joel H. Rassman

Joel H. Rassman Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

Date: March 10, 2006	By: Joseph R. Sicree

Joseph R. Sicree Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)