Form 10-Q
period 2006-04-30
TOLL BROTHERS INC
filed 2006-06-06
CIK 794170

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2006

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

Yes         No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer             Accelerated filer             Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes         No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At May 31, 2006, there were approximately 153,824,000 shares of Common Stock, $.01 par value, outstanding.

Back to Contents

TOLL BROTHERS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Back to Contents

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included herein and in our other reports, SEC filings, statements and presentations is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning our anticipated operating results, financial resources, changes in revenues, changes in profitability, interest expense, growth and expansion, anticipated income to be realized from our investments in unconsolidated entities, the ability to acquire land, the ability to secure governmental approvals and the ability to open new communities, the ability to sell homes and properties, the ability to deliver homes from backlog, the average delivered prices of homes, the ability to secure materials and subcontractors, the ability to maintain the liquidity and capital necessary to expand and take advantage of future opportunities, and stock market valuations. In some cases you can identify those so called forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project,” “intend,” “can,” “could,” “might,” or “continue” or the negative of those words or other comparable words. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in our other reports, SEC filings, statements and presentations. These risks and uncertainties include local, regional and national economic conditions, the demand for homes, domestic and international political events, uncertainties created by terrorist attacks, the effects of governmental regulation, the competitive environment in which we operate, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, the availability of capital, uncertainties and fluctuations in capital and securities markets, changes in tax laws and their interpretation, legal proceedings, the availability of adequate insurance at reasonable cost, the ability of customers to finance the purchase of homes, the availability and cost of labor and materials, and weather conditions. Additional information concerning potential factors that we believecould cause our actual results to differ materially from expected and historical results is included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2005. Moreover, the financial guidance contained herein related to our expected results of operations for fiscal 2006 reflects our expectations as of May 23, 2006 and is not being reconfirmed or updated by this Quarterly Report on Form 10-Q.

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

When this report uses the words “we,” “us,” and “our,” they refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires. Reference herein to “fiscal 2006,” “fiscal 2005,” and “fiscal 2004” refer to our fiscal year ending October 31, 2006, and our fiscal years ended October 31, 2005 and October 31, 2004, respectively.

Back to Contents

PART I.      FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOLL BROTHERS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in thousands)

	April 30,	October 31,
	2006	2005

	(Unaudited)
ASSETS
Cash and cash equivalents	$398,110	$689,219
Inventory	5,939,352	5,068,624
Property, construction and office equipment, net	95,640	79,524
Receivables, prepaid expenses and other assets	170,945	185,620
Contracts receivable	97,524
Mortgage loans receivable	59,606	99,858
Customer deposits held in escrow	87,636	68,601
Investments in and advances to unconsolidated entities	224,697	152,394

	$7,073,510	$6,343,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Loans payable	$689,837	$250,552
Senior notes	1,140,597	1,140,028
Senior subordinated notes	350,000	350,000
Mortgage company warehouse loan	48,679	89,674
Customer deposits	446,564	415,602
Accounts payable	259,995	256,557
Accrued expenses	757,334	791,769
Income taxes payable	276,715	282,147

Total liabilities	3,969,721	3,576,329

Minority interest	6,983	3,940

Stockholders’ equity
Preferred stock, none issued
Common stock, 156,292 shares issued at April 30, 2006 and October 31, 2005	1,563	1,563
Additional paid-in capital	230,119	242,546
Retained earnings	2,914,848	2,576,061
Treasury stock, at cost – 1,590 shares and 1,349 shares at April 30, 2006 and October 31, 2005, respectively	(49,724)	(56,599)

Total stockholders’ equity	3,096,806	2,763,571

	$7,073,510	$6,343,840

See accompanying notes

Back to Contents

TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Six months ended April 30,		Three months ended April 30,
	2006	2005	2006	2005

Revenues:
Traditional home sales	$2,679,187	$2,215,095	$1,400,478	$1,225,998
Percentage of completion	97,524		39,955
Land sales	6,778	11,025	2,100	9,800

	2,783,489	2,226,120	1,442,533	1,235,798

Cost of revenues:
Traditional home sales	1,860,634	1,516,142	976,543	830,649
Percentage of completion	78,524		31,178
Land sales	5,939	6,095	2,103	5,316
Interest	58,629	49,938	29,875	28,126

	2,003,726	1,572,175	1,039,699	864,091

Selling, general and administrative	281,224	223,423	142,046	116,358

Income from operations	498,539	430,522	260,788	255,349
Other:
Equity earnings from unconsolidated entities	29,393	5,308	12,824	3,373
Interest and other	22,293	15,992	10,966	9,109

Income before income taxes	550,225	451,822	284,578	267,831
Income taxes	211,438	171,496	109,641	97,698

Net income	$338,787	$280,326	$174,937	$170,133

Earnings per share:
Basic	$2.19	$1.83	$1.13	$1.10

Diluted	$2.04	$1.67	$1.06	$1.00

Weighted average number of shares:
Basic	154,919	153,140	154,763	154,627
Diluted	166,377	167,718	165,727	169,352

See accompanying notes

Back to Contents

TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months ended April 30,
	2006	2005

Cash flow from operating activities:
Net income	$338,787	$280,326
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,227	8,978
Amortization of initial benefit obligation	952	1,901
Share-based compensation	16,402
Equity earnings in unconsolidated entities	(29,393)	(5,308)
Distributions from unconsolidated entities	4,383	536
Deferred tax provision	15,250	12,993
Provision for inventory write-offs	13,145	2,554
Changes in operating assets and liabilities
Increase in inventory	(683,553)	(380,172)
Origination of mortgage loans	(405,317)	(368,422)
Sale of mortgage loans	445,569	389,672
Increase in contracts receivable	(97,524)
Increase (decrease) in receivables, prepaid expenses and other assets	13,647	(5,392)
Increase in customer deposits	11,927	75,089
(Decrease) increase in accounts payable and accrued expenses	(29,641)	84,678
Decrease in current income taxes payable	(3,812)	(26,097)

Net cash (used in) provided by operating activities	(374,761)	71,336

Cash flow from investing activities:
Purchase of property and equipment, net	(26,221)	(18,450)
Purchases of marketable securities	(1,571,420)	(1,970,588)
Sale of marketable securities	1,571,420	2,085,617
Investments in and advances to unconsolidated entities	(77,433)	(19,933)
Acquisition of joint venture interest	(40,751)
Distributions from unconsolidated entities	6,772	4,479

Net cash (used in) provided by investing activities	(137,633)	81,125

Cash flow from financing activities:
Proceeds from loans payable	913,566	497,048
Principal payments of loans payable	(643,162)	(545,160)
Proceeds from stock based benefit plans	9,594	27,175
Purchase of treasury stock	(61,756)	(30,690)
Change in minority interest	3,043

Net cash provided by (used in) financing activities	221,285	(51,627)

Net (decrease) increase in cash and cash equivalents	(291,109)	100,834
Cash and cash equivalents, beginning of period	689,219	465,834

Cash and cash equivalents, end of period	$398,110	$566,668

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2005 balance sheet amounts and disclosures included herein have been derived from our October 31, 2005 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, we suggest that they be read in conjunction with the consolidated financial statements and notes thereto included in our October 31, 2005 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position as of April 30, 2006, the results of our operations for the six-month and three-month periods ended April 30, 2006 and 2005 and our cash flows for the six months ended April 30, 2006 and 2005. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). In April 2005, the SEC adopted a rule permitting implementation of SFAS 123R at the beginning of the fiscal year commencing after June 15, 2005. Under the provisions of SFAS 123R, an entity is required to treat all stock-based compensation as a cost that is reflected in the financial statements. The Company was required to adopt SFAS 123R beginning in its fiscal quarter ended January 31, 2006. Under the provisions of SFAS 123R, the Company had the choice of adopting the fair-value-based method of expensing of stock options using (a) the “modified prospective method,” whereby the Company recognizes the expense only for periods beginning after October 31, 2005, or (b) the “modified retrospective method,” whereby the Company recognizes the expense for all years and interim periods since the effective date of SFAS 123, or for only those interim periods during the year of initial adoption of SFAS 123R. The Company adopted SFAS 123R using the modified prospective method. See Note 7, “Stock Based Benefit Plans,” for information regarding expensing of stock options in fiscal 2006 and for pro forma information regarding the Company’s expensing of stock options for fiscal 2005.

Stock Split

On June 9, 2005, the Company’s Board of Directors declared a two-for-one split of the Company’s common stock in the form of a stock dividend to stockholders of record on June 21, 2005. The additional shares of stock were distributed as of the close of business on July 8, 2005. All share and per share information has been restated to reflect this split.

Acquisition

In January 2004, the Company entered into a joint venture in which it had a 50% interest with an unrelated party to develop Maxwell Place, a luxury condominium community of approximately 800 units in Hoboken, New Jersey. In November 2005, the Company acquired its partner’s 50% equity ownership interest

Back to Contents

in this joint venture. As a result of the acquisition, the Company now owns 100% of the joint venture and it has been included as a consolidated subsidiary of the Company as of the acquisition date. As of the acquisition date, the joint venture had open contracts of sale to deliver 165 units with a sales value of approximately $128.3 million. The Company’s investment in and subsequent purchase of the partner’s interest in the joint venture is not material to the financial position of the Company. The Company is recognizing revenue and costs related to this project using the percentage of completion method of accounting.

Reclassification

The presentation of certain prior period amounts have been reclassified to conform to the fiscal 2006 presentation.

2.	Inventory

Inventory consisted of the following (amounts in thousands):

	April 30,	October 31,
	2006	2005

Land and land development costs	$2,278,583	$1,717,825
Construction in progress	3,061,169	2,709,795
Sample homes and sales offices	216,902	202,286
Land deposits and costs of future development	369,957	427,192
Other	12,741	11,526

	$5,939,352	$5,068,624

Construction in progress includes the cost of homes under construction, land and land development costs and the carrying costs of lots that have been substantially improved.

The Company capitalizes certain interest costs to inventory during the development and construction period. Capitalized interest is charged to cost of revenues when the related inventory is delivered for traditional home sales or when the related inventory is charged to cost of revenues under percentage of completion accounting. Interest incurred, capitalized and expensed for the six-month and three-month periods ended April 30, 2006 and 2005 is summarized as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,

	2006	2005	2006	2005

Interest capitalized,
beginning of period	$162,672	$173,442	$172,862	$180,673
Interest incurred	66,655	58,148	33,640	28,998
Capitalized interest in inventory acquired	6,100
Interest expensed	(58,629)	(49,938)	(29,875)	(28,126)
Write-off to cost and expenses	(274)	(855)	(103)	(748)

Interest capitalized, end of period	$176,524	$180,797	$176,524	$180,797

Interest included in cost of revenues for the six-month and three-month periods ended April 30, 2006 and 2005 was (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,

	2006	2005	2006	2005

Traditional home sales	$55,346	$49,512	$28,516	$27,754
Percentage of completion	2,545		1,128
Land sales	738	426	231	372

	$58,629	$49,938	$29,875	$28,126

Back to Contents

The Company provided for inventory write-downs and the expensing of costs that it believed not to be recoverable of $13.1 million and $12.0 million in the six-month and three-month periods ended April 30, 2006, respectively. Of these amounts, $2.4 million and $1.3 million were applicable to land held for future communities in the six-month and three-month periods ended April 30, 2006, respectively.

The Company provided for inventory write-downs and the expensing of costs that it believed not to be recoverable of $2.6 million and $.2 million in the six-month and three-month periods ended April 30, 2005, respectively. Of these amounts, $1.5 million was applicable to land held for future communities in the six-month period ended April 30, 2005.

The Company has evaluated its land purchase contracts to determine if the selling entity is a variable interest entity (“VIE”) and, if it is, whether the Company is the primary beneficiary of the entity. The Company does not possess legal title to the land, and its risk is generally limited to deposits paid to the seller. The creditors of the seller generally have no recourse against the Company. At April 30, 2006 and October 31, 2005, the Company had determined that it was not the primary beneficiary of any VIE related to its land purchase contracts and had not recorded any land purchase contracts as inventory.

3.	Investments in and Advances to Unconsolidated Entities

The Company has investments in and advances to several joint ventures with unrelated parties to develop land. Some of these joint ventures develop land for the sole use of the venture partners, including the Company, and others develop land for sale to the venture partners and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites to other builders. The Company does not recognize earnings from home sites it purchases from the joint ventures, but instead reduces its cost basis in these home sites by its share of the earnings on the home sites. At April 30, 2006, the Company had approximately $148.6 million invested in or advanced to these joint ventures and was committed to contributing additional capital in an aggregate amount of approximately $170.5 million (net of the Company’s $129.6 million of loan guarantees related to two of the joint ventures’ loans) if required by the joint ventures. At April 30, 2006, two of the joint ventures had an aggregate of $1.0 billion of loan commitments, and had approximately $816.9 million borrowed against the commitments, of which the Company’s guarantee of its pro-rata share of the borrowings was $103.2 million.

In October 2004, the Company entered into a joint venture in which it has a 50% interest with an unrelated party to convert a 525-unit apartment complex, The Hudson Tea Buildings, located in Hoboken, New Jersey, into luxury condominium units. At April 30, 2006, the Company had investments in and advances to the joint venture of $44.5 million, and was committed to making up to $1.5 million of additional investments in and advances to the joint venture.

The Company has investments in and advances to two joint ventures with unrelated parties to develop luxury condominium projects, including for-sale residential units and commercial space. At April 30, 2006, the Company had investments in and advances to the joint ventures of $17.0 million, and was committed to making up to $127.2 million of additional investments in and advances to the joint ventures if required by the joint ventures. At April 30, 2006, one of the joint ventures had a $254.2 million loan commitment and had approximately $89.4 million borrowed against the commitment, of which the Company guaranteed $18.0 million.

In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust Group II (“Trust II”) to be in a position to take advantage of commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by PASERS. At April 30, 2006, the Company had an investment of $8.1 million in Trust II. In addition, the Company and PASERS each entered into subscription agreements that expire in September 2007, whereby each agreed to invest additional capital in an amount not to exceed $11.1 million if required by Trust II. The Company provides development and management services to Trust II and recognized fees for such services under the terms of various agreements in the amounts of $1.0 million and $.7 million in the six-month and three-month periods ended April 30, 2006, respectively. Prior to the formation of Trust II, the Company used Toll Brothers Realty Trust Group (“Trust”) to invest in commercial real estate opportunities.

Back to Contents

The Trust, formed in 1998, is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Zvi Barzilay (and members of his family), Joel H. Rassman and other current and former members of the Company’s senior management; and one-third by PASERS (collectively, the “Shareholders”). The Shareholders entered into subscription agreements whereby each group has agreed to invest additional capital in an amount not to exceed $1.9 million if required by the Trust. The subscription agreements expire in August 2006. At April 30, 2006, the Company had an investment of $6.6 million in the Trust. The Company provides development, finance and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $1.2 million and $.6 million in the six-month and three-month periods ended April 30, 2006, respectively. The Company recognized fees under the terms of various agreements in the amounts of $1.5 million and $1.1 million in the six-month and three- month periods ended April 30, 2005, respectively. The Company believes that the transactions between itself and the Trust were on terms no less favorable than it would have agreed to with unrelated parties.

The Company’s investments in these entities are accounted for using the equity method.

4.	Accrued Expenses

Accrued expenses at April 30, 2006 and October 31, 2005 consisted of the following (amounts in thousands):

	April 30,	October 31,
	2006	2005

Land, land development and construction costs	$358,374	$385,031
Compensation and employee benefit costs	111,095	122,836
Insurance and litigation	104,128	92,809
Warranty costs	54,372	54,722
Interest	40,440	34,431
Other	88,925	101,940

	$757,334	$791,769

The Company accrues for the expected warranty costs at the time each home is closed and title and possession have been transferred to the home buyer. Costs are accrued based upon historical experience. Changes in the warranty accrual for the six-month and three- month periods ended April 30, 2006 and 2005 are as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,

	2006	2005	2006	2005

Balance, beginning of period	$54,722	$42,133	$54,649	$43,479
Additions	16,924	15,512	8,393	8,830
Charges incurred	(17,274)	(11,587)	(8,670)	(6,251)

Balance, end of period	$54,372	$46,058	$54,372	$46,058

Back to Contents

5.	Employee Retirement Plan

In October 2004, the Company established an unfunded defined benefit retirement plan effective as of September 1, 2004, which covers four current or former senior executives and a director of the Company. As of February 1, 2006, the Company adopted an additional unfunded defined benefit retirement plan for nine other executives. For the six-month and three-month periods ended April 30, 2006 and 2005, the Company recognized the following costs related to these plans (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,

	2006	2005	2006	2005

Service cost	$168	$156	$101	$78
Interest cost	446	388	241	194
Amortization of initial
benefit obligation	952	1,901	503	951

	$1,566	$2,445	$845	$1,223

The Company used a 5.65% and a 5.69% discount rate in its calculation of the present value of its projected benefit obligations for fiscal 2006 and 2005, respectively.

6.	Income Taxes

The Company’s estimated combined federal and state income tax rate before providing for the effect of permanent book-tax differences (“Base Rate”) was 39.1% at April 30, 2006 for fiscal 2006 and 38.0% at April 30, 2005 for fiscal 2005.

The effective tax rates for the six-month periods ended April 30, 2006 and 2005 were 38.4% and 38.0%, respectively. For the six-month period ended April 30, 2006, the difference between the Company’s Base Rate and effective tax rate was primarily due to the impact on the Company’s tax rate from tax-free income and a manufacturing tax credit, offset in part by the non-deductible portion of stock option expense related to incentive stock options. For the six-month period ended April 30, 2005, the primary difference between the Company’s Base Rate and effective tax rate was the effect of an adjustment due to the recomputation of the Company’s net deferred tax liability of approximately $3.7 million, resulting from the change in the Company’s Base Rate from 37.0% at October 31, 2004 to 38.0% at April 30, 2005, offset by tax-free income.

The effective tax rates for the three-month periods ended April 30, 2006 and 2005 were 38.5% and 36.5%, respectively. For the three-month period ended April 30, 2006, the difference between the Company’s Base Rate and effective tax rate was primarily due to the impact on the Company’s tax rate from tax-free income and a manufacturing tax credit, offset in part by the non-deductible portion of stock option expense related to incentive stock options. The difference between the effective rate and the Base Rate in the fiscal 2005 period was the effect of an adjustment due to the recomputation of the Company’s net deferred tax liability of approximately $2.1 million and the recalculation of the tax provision for the three-month period ended January 31, 2005 of approximately $.9 million, resulting from a change in the Company’s estimated Base Rate from 38.5% at January 31, 2005 to 38.0% at April 30, 2005 and by tax-free income.

7.	Stock Based Benefit Plans

The Company’s four stock option plans for employees, officers and directors provide for the granting of incentive stock options and non-qualified options with a term of up to ten years at a price not less than the market price of the stock at the date of grant. Options granted generally vest over a four-year period for employees and a two-year period for non-employee directors. No additional options may be granted under the Company’s Stock Option Plan (1986), the Executives and Non-Employee Directors Stock Option Plan (1993) and the Company’s Stock Option and Incentive Stock Plan (1995). Shares issued upon the exercise of a stock option are either from shares held in treasury or new issued shares.

Back to Contents

The following table summarizes stock option activity for the four plans during the six-month and three-month periods ended April 30, 2006:

	Six months ended April 30, 2006		Three months ended April 30, 2006
	Shares (in thousands)	Weighted - Average Exercise Price	Shares (in thousands)	Weighted - Average Exercise Price

Outstanding, beginning of period	26,155	$11.04	26,683	$12.52
Granted	1,433	35.97	—	—
Exercised	(1,318)	7.01	(424)	7.82
Cancelled	(137)	28.33	(126)	28.38

Outstanding, end of period	26,133	$12.52	26,133	$12.52

Exercisable, end of period	21,272	$15.38	21,272	$15.38

Intrinsic value (in thousands):
Options outstanding at April 30, 2006			$512,987

Options exercisable at April 30, 2006			$356,736

Options exercised in the six months ended April 30, 2006			$37,099

Options exercised in the three months ended April 30, 2006			$10,230

Options exercised in the six months ended April 30, 2005			$122,971

Options exercised in the three months ended April 30, 2005			$55,426

Fair value of options that became vested (in thousands):
In the six months and three months ended April 30, 2006			$23,551

In the six months and three months ended April 30, 2005			$17,424

Weighted-average remaining contractual life (in years):
All options outstanding at April 30, 2006			4.9

Exercisable options at April 30, 2006			4.1

The intrinsic value of options outstanding and exercisable is the difference between the fair market value of the Company’s common stock on April 30, 2006 and the exercise price of the options outstanding and exercisable on April 30, 2006. The intrinsic value of options exercised is the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price.

Prior to the adoption of SFAS 123R, the Company accounted for its stock option plans according to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost was recognized upon issuance or exercise of stock options in fiscal 2005.

The fair value of each option award in fiscal 2006 and 2005 is estimated on the date of grant using a lattice-based option valuation model that uses ranges of assumptions as disclosed in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The expected life of options granted is derived from the historical exercise patterns and anticipated future patterns and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Prior to fiscal 2005, the Company used the Black-Scholes pricing model to value stock options.

Back to Contents

	2006	2005

Expected volatility	36.33% – 38.28%	27.0% – 33.46%
Weighted-average volatility	37.55%	31.31%
Risk-free interest rate	4.38% – 4.51%	3.13% – 4.2%
Expected life (years)	4.11 – 9.07	2.8 – 9.07
Dividends	none	none
Weighted-average grant date fair value
per share of options granted	$15.30	$11.67

During the six-month and three-month periods ended April 30, 2006, the Company recognized $16.3 million and $5.3 million of expense, respectively, and an income tax benefit of $5.7 million and $1.7 million related to option awards, respectively. Stock option expense is included in the Company’s selling, general and administrative expenses. At April 30, 2006, total compensation cost related to non-vested awards not yet recognized was approximately $41.4 million, unrecognized income tax benefits from non-vested awards was approximately $14.6 million and the weighted average period over which the Company expects to recognize such compensation and tax benefit was 1.6 years. The Company expects to recognize approximately $26.8 million of expense and $9.2 million of income tax benefit for the full fiscal 2006 year related to option awards.

Had the Company adopted SFAS 123R as of November 1, 2004, pro forma income before taxes, income taxes, net income and net income per share for the six-month and three-month periods ended April 30, 2005 would have been as follows (amounts in thousands, except per share amounts):

	SFAS 123 R
Six months ended April 30, 2005	As Reported	Adjustment		Pro Forma

Income before income taxes	$451,822		$(11,133)	$440,689
Income taxes	171,496		(3,424)	168,072

Net income	$280,326	$	(7,709)	$272,617

Income per share
Basic	$1.83			$1.78

Diluted	$1.67			$1.63

Three months ended April 30, 2005

Income before income taxes	$267,831	$	(5,777)	$262,054
Income taxes	97,698		(1,777)	95,921

Net income	$170,133	$	(4,000)	$166,133

Income per share
Basic	$1.10			$1.07

Diluted	$1.00			$0.98

Back to Contents

8.	Earnings per Share Information

Information pertaining to the calculation of earnings per share for the six-month and three-month periods ended April 30, 2006 and 2005 are as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,

	2006	2005	2006	2005

Basic weighted average shares	154,919	153,140	154,763	154,627
Common stock equivalents	11,458	14,578	10,964	14,725

Diluted weighted average shares	166,377	167,718	165,727	169,352

9.	Stock Repurchase Program

In March 2003, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its Common Stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. At April 30, 2006, the number of shares remaining under the repurchase authorization was approximately 13.8 million shares.

10.	Commitments and Contingencies

At April 30, 2006, the aggregate purchase price of land parcels under option, referred to herein as “land purchase contracts,” “options,” or “option agreements,” was approximately $4.52 billion (including $1.14 billion of land to be acquired from joint ventures which the Company has invested in, made advances to or made loan guarantees on behalf of), of which it had paid or deposited approximately $256.8 million. The amounts included in the purchase price of such land parcels has not been reduced by any amounts the Company has invested in or made advances to the joint ventures. The Company’s option agreements to acquire the home sites do not typically require the Company to buy the home sites, although the Company may, in some cases, forfeit any deposit balance outstanding if and at the time it terminates an option contract. Of the $256.8 million the Company had paid or deposited on these purchase agreements at April 30, 2006, $171.3 million was non-refundable. Any deposit in the form of a stand-by letter of credit is recorded as a liability at the time the stand- by letter of credit is issued. Included in accrued liabilities is $68.6 million representing the Company’s outstanding stand-by letters of credit issued in connection with its options to purchase home sites.

At April 30, 2006, the Company had outstanding surety bonds amounting to approximately $755.5 million, related primarily to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that approximately $348.4 million of work remains on these improvements. The Company has an additional $124.8 million of surety bonds outstanding that guarantee other obligations of the Company. The Company does not believe it is likely that any outstanding bonds will be drawn upon.

At April 30, 2006, the Company had agreements of sale outstanding to deliver 8,739 homes with an aggregate sales value of approximately $6.2 billion, of which the Company recognized $97.5 million of revenues using percentage of completion accounting.

At April 30, 2006, the Company was committed to providing approximately $738.6 million of mortgage loans to its home buyers and to others. All loans with committed interest rates are covered by take-out commitments from third-party lenders, which minimize the Company’s interest rate risk. The Company also arranges a variety of mortgages through programs that are offered to its home buyers through outside mortgage lenders.

The Company has a $1.8 billion credit facility consisting of a $1.5 billion unsecured revolving credit facility and a $300 million term loan facility (collectively, the “Credit Facility”) with 31 banks, which extends to March 17, 2011. At April 30, 2006, interest was payable on borrowings under the revolving credit facility at 0.475% (subject to adjustment based upon the Company’s debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. At

Back to Contents

April 30, 2006, the Company had no outstanding borrowings against the revolving credit facility and letters of credit of approximately $330.5 million were outstanding under the revolving credit facility, of which the Company had recorded $68.6 million of liabilities under land purchase agreements. Under the term loan facility, interest is payable at 0.50% (subject to adjustment based upon the Company’s debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. At April 30, 2006, interest was payable on the $300 million term loan at 5.36%. Under the terms of the Credit Facility, the Company is not permitted to allow its maximum leverage ratio (as defined in the agreement) to exceed 2.00 to 1.00 and was required to maintain a minimum tangible net worth (as defined in the agreement) of approximately $2.2 billion at April 30, 2006. At April 30, 2006, the Company’s leverage ratio was approximately .65 to 1.00 and its tangible net worth was approximately $3.1 billion. Based upon the minimum tangible net worth requirement, the Company’s ability to pay dividends and repurchase its common stock was limited to an aggregate amount of approximately $1.0 billion at April 30, 2006.

The Company is involved in various claims and litigation arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material effect on the business or on the financial condition of the Company.

In January 2006, the Company received a request for information pursuant to Section 308 of the Clean Water Act from Region 3 of the Environmental Protection Agency (“EPA”) requesting information about storm water discharge practices in connection with our homebuilding projects in the states that comprise EPA Region 3. To the extent the EPA’s review were to lead the EPA to assert violations of state and/or federal regulatory requirements and request injunctive relief and/or civil penalties, the Company would defend and attempt to resolve any such asserted violations. At this time the Company cannot predict the outcome of the EPA’s review or estimate the costs that may be involved in resolving any potential claims.

11.	Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for the six months ended April 30, 2006 and 2005 (amounts in thousands):

	2006	2005

Cash flow information:
Interest paid, net of amount capitalized	$24,120	$21,232

Income taxes paid	$200,000	$184,600

Non-cash activity:
Cost of inventory acquired through seller financing	$55,833	$43,709

Contribution of inventory, net of related debt to unconsolidated entities	$4,500

Income tax benefit related to exercise of employee stock options	$16,869	$48,827

Stock bonus awards	$10,926	$30,396

Contribution to employee retirement plan	$2,411

Acquisition of joint venture assets and liabilities
Fair value of assets acquired	$181,473

Liabilities assumed	$110,548

Cash paid	$40,751

Reduction in investment and advances to unconsolidated entities	$30,174

12.	Supplemental Guarantor Information

Toll Brothers Finance Corp., a 100% owned indirect subsidiary (the “Subsidiary Issuer”) of the Company, is the issuer of four series of senior notes aggregating $1.15 billion. The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest are guaranteed jointly and severally on a

Back to Contents

senior basis by the Company and substantially all of its 100% owned home building subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional. The Company’s non- home building subsidiaries and certain home building subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the debt. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such disclosures would not be material to investors. The Subsidiary Issuer has not had and does not have any operations other than the issuance of the four series of senior notes and the lending of the proceeds from the senior notes to subsidiaries of the Company. Supplemental consolidating financial information of the Company, the Subsidiary Issuer, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at the Company on a consolidated basis are as follows:

Condensed Consolidating Balance Sheet at April 30, 2006 ($ in thousands) (unaudited):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents			360,383	37,727		398,110
Inventory			5,613,165	326,187		5,939,352
Property, construction and office equipment, net			87,781	7,859		95,640
Receivables, prepaid expenses and other assets		5,258	94,793	70,416	478	170,945
Contracts receivable			53,040	44,484		97,524
Mortgage loans receivable				59,606		59,606
Customer deposits held in escrow			58,848	28,788		87,636
Investments in and advances to unconsolidated entities			224,697			224,697
Investments in and advances to consolidated entities	3,375,467	1,156,658	(1,362,737)	(123,903)	(3,045,485)	—

	3,375,467	1,161,916	5,129,970	451,164	(3,045,007)	7,073,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable			492,669	197,168		689,837
Senior notes		1,140,597				1,140,597
Senior subordinated notes			350,000			350,000
Mortgage company warehouse loan				48,679		48,679
Customer deposits			417,776	28,788		446,564
Accounts payable			248,678	11,317		259,995
Accrued expenses		21,319	640,145	95,873	(3)	757,334
Income taxes payable	278,661			(1,946)		276,715

Total liabilities	278,661	1,161,916	2,149,268	379,879	(3)	3,969,721

Minority interest				6,983		6,983

Stockholders’ equity:
Common stock	1,563			2,003	(2,003)	1,563
Additional paid-in capital	230,119		4,420	2,734	(7,154)	230,119
Retained earnings	2,914,848		2,976,282	59,565	(3,035,847)	2,914,848
Treasury stock, at cost	(49,724)					(49,724)

Total stockholders’ equity	3,096,806	—	2,980,702	64,302	(3,045,004)	3,096,806

	3,375,467	1,161,916	5,129,970	451,164	(3,045,007)	7,073,510

Back to Contents

Condensed Consolidating Balance Sheet at October 31, 2005 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash & cash equivalents			664,312	24,907		689,219
Inventory			4,951,168	117,456		5,068,624
Property, construction & office equipment – net			70,438	9,086		79,524
Receivables, prepaid expenses and other assets		5,453	123,815	89,115	(32,763)	185,620
Mortgage loans receivable				99,858		99,858
Customer deposits held in escrow			68,601			68,601
Investments in & advances to unconsolidated entities			152,394			152,394
Investments in & advances to consolidated entities	3,047,664	1,155,164	(1,503,295)	3,318	(2,702,851)	—

	3,047,664	1,160,617	4,527,433	343,740	(2,735,614)	6,343,840

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable			162,761	87,791		250,552
Senior notes		1,140,028				1,140,028
Senior subordinated notes			350,000			350,000
Mortgage company warehouse loan				89,674		89,674
Customer deposits			415,602			415,602
Accounts payable			256,548	9		256,557
Accrued expenses		20,589	701,627	102,425	(32,872)	791,769
Income taxes payable	284,093			(1,946)		282,147

Total liabilities	284,093	1,160,617	1,886,538	277,953	(32,872)	3,576,329

Minority interest				3,940		3,940

Stockholders’ equity:
Common stock	1,563			2,003	(2,003)	1,563
Additional paid-in capital	242,546		4,420	2,734	(7,154)	242,546
Retained earnings	2,576,061		2,636,475	57,110	(2,693,585)	2,576,061
Treasury stock	(56,599)					(56,599)

Total stockholders’ equity	2,763,571	—	2,640,895	61,847	(2,702,742)	2,763,571

	3,047,664	1,160,617	4,527,433	343,740	(2,735,614)	6,343,840

Back to Contents

Condensed Consolidating Statement of Income for the six months ended April 30, 2006 ($ in thousands) (unaudited):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Home sales			2,679,187			2,679,187
Percentage of completion			53,040	44,484		97,524
Land sales			6,778			6,778

	—	—	2,739,005	44,484	—	2,783,489

Costs and expenses:
Home sales			1,859,464	2,563	(1,393)	1,860,634
Percentage of completion			41,264	37,260		78,524
Land sales			5,939			5,939
Interest		33,470	49,293	10,329	(34,463)	58,629

	—	33,470	1,955,960	50,152	(35,856)	2,003,726

Selling, general and administrative	16	349	281,806	15,024	(15,971)	281,224

Income from operations	(16)	(33,819)	501,239	(20,692)	51,827	498,539

Other:
Equity earnings			29,393			29,393
Interest and other		33,819	19,609	24,724	(55,859)	22,293
Earnings from subsidiaries	550,241				(550,241)	—

Income before income taxes	550,225	—	550,241	4,032	(554,273)	550,225
Income taxes	211,438		210,434	1,577	(212,011)	211,438

Net income	338,787	—	339,807	2,455	(342,262)	338,787

Condensed Consolidating Statement of Income for the three months ended April 30, 2006 ($ in thousands) (unaudited):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Home sales			1,400,478			1,400,478
Percentage of completion			25,025	14,930		39,955
Land sales			2,100			2,100

	—	—	1,427,603	14,930	—	1,442,533

Costs and expenses:
Home sales			975,995	1,292	(744)	976,543
Percentage of completion			19,648	11,530		31,178
Land sales			2,103			2,103
Interest		16,735	25,310	4,993	(17,163)	29,875

	—	16,735	1,023,056	17,815	(17,907)	1,039,699

Selling, general and administrative	(1)	176	142,252	7,603	(7,984)	142,046

Income from operations	1	(16,911)	262,295	(10,488)	25,891	260,788

Other:
Equity earnings			12,824			12,824
Interest and other		16,911	9,459	12,728	(28,132)	10,966
Earnings from subsidiaries	284,578				(284,578)	—

Income before income taxes	284,579	—	284,578	2,240	(286,819)	284,578
Income taxes	109,641		107,862	876	(108,738)	109,641

Net income	174,938	—	176,716	1,364	(178,081)	174,937

Back to Contents

Condensed Consolidating Statement of Income for the six months ended April 30, 2005 ($ in thousands) (unaudited):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Home sales			2,215,095			2,215,095
Land sales			11,025			11,025

	—	—	2,226,120	—	—	2,226,120

Costs and expenses:
Home sales			1,514,952	2,306	(1,116)	1,516,142
Land sales			6,095			6,095
Interest		25,424	49,854	1,142	(26,482)	49,938

	—	25,424	1,570,901	3,448	(27,598)	1,572,175

Selling, general and administrative	18	281	223,404	12,354	(12,634)	223,423

Income from operations	(18)	(25,705)	431,815	(15,802)	40,232	430,522

Other:
Equity earnings			5,308			5,308
Interest and other		25,705	14,717	21,943	(46,373)	15,992
Earnings from subsidiaries	451,840				(451,840)	—

Income before income taxes	451,822	—	451,840	6,141	(457,981)	451,822
Income taxes	171,496		169,957	2,334	(172,291)	171,496

Net income	280,326	—	281,883	3,807	(285,690)	280,326

Condensed Consolidating Statement of Income for the three months ended April 30, 2005 ($ in thousands) (unaudited):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Home sales			1,225,998			1,225,998
Land sales			9,800			9,800

	—	—	1,235,798	—	—	1,235,798

Costs and expenses:
Home sales			830,154	1,201	(706)	830,649
Land sales			5,316			5,316
Interest		12,712	28,070	601	(13,257)	28,126

	—	12,712	863,540	1,802	(13,963)	864,091

Selling, general and administrative	8	141	116,319	6,444	(6,554)	116,358

Income from operations	(8)	(12,853)	255,939	(8,246)	20,517	255,349

Other:
Equity earnings			3,373			3,373
Interest and other		12,853	8,527	11,078	(23,349)	9,109
Earnings from subsidiaries	267,839				(267,839)	—

Income before income taxes	267,831	—	267,839	2,832	(270,671)	267,831
Income taxes	97,698		99,843	1,058	(100,901)	97,698

Net income	170,133	—	167,996	1,774	(169,770)	170,133

Back to Contents

Condensed Consolidating Statement of Cash Flows for the six months ended April 30, 2006 ($ in thousands) (unaudited):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities:
Net income	338,787		339,807	2,455	(342,262)	338,787
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization		569	12,505	1,153		14,227
Amortization of initial benefit obligation			952			952
Share based compensation	16,402					16,402
Equity earnings in unconsolidated entities			(29,393)			(29,393)
Distributions from unconsolidated entities			4,383			4,383
Deferred tax provision	15,250					15,250
Provision for inventory write-offs			13,145			13,145
Changes in operating assets and liabilities
(Increase) decrease in inventory			(580,914)	(102,639)		(683,553)
Origination of mortgage loans				(405,317)		(405,317)
Sale of mortgage loans				445,569		445,569
Increase in contracts receivable			(53,040)	(44,484)		(97,524)
(Increase) decrease in receivables, prepaid expenses and other assets	(327,803)	(1,299)	(113,342)	146,696	309,395	13,647
Increase in customer deposits			11,927			11,927
Increase (decrease) in accounts payable and accrued expenses	13,338	730	(71,868)	(4,518)	32,867	(29,451)
Decrease in current income taxes payable	(3,812)					(3,812)

Net cash (used in) provided by operating activities	52,162	—	(465,838)	38,915	—	(374,761)

Cash flow from investing activities:
Purchase of property and equipment, net			(26,445)	224		(26,221)
Purchase of marketable securities			(1,542,445)	(28,975)		(1,571,420)
Sale of marketable securities			1,542,445	28,975		1,571,420
Investments in unconsolidated entities			(77,433)			(77,433)
Acquisition of joint venture interest			(40,751)			(40,751)
Distributions from unconsolidated entities			6,772			6,772

Net cash used in investing activities	—	—	(137,857)	224	—	(137,633)

Cash flow from financing activities:
Proceeds from loans payable			511,017	402,549		913,566
Principal payments of loans payable			(211,251)	(431,911)		(643,162)
Proceeds from stock based benefit plans	9,594					9,594
Purchase of treasury stock	(61,756)					(61,756)
Change in minority interest				3,043		3,043

Net cash provided by (used in) financing activities	(52,162)	—	299,766	(26,319)	—	221,285

Net decrease in cash and cash equivalents	—	—	(303,929)	12,820	—	(291,109)
Cash and cash equivalents, beginning of period			664,312	24,907		689,219

Cash and cash equivalents, end of period	—	—	360,383	37,727	—	398,110

Back to Contents

Condensed Consolidating Statement of Cash Flows for the six months ended April 30, 2005 ($ in thousands) (unaudited):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities:
Net income	280,326		281,883	3,807	(285,690)	280,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		249	7,874	855		8,978
Amortization of initial benefit obligation			1,901			1,901
Equity earnings in unconsolidated entities			(5,308)			(5,308)
Distributions from unconsolidated entities			536			536
Deferred tax provision	12,993					12,993
Provision for inventory write-offs			2,554			2,554
Changes in operating assets and liabilities
(Increase) decrease in inventory			(380,207)	35		(380,172)
Origination of mortgage loans				(368,422)		(368,422)
Sale of mortgage loans				389,672		389,672
(Increase) decrease in receivables, prepaid expenses and other assets	(294,104)	(249)	12,160	(19,568)	296,369	(5,392)
Increase in customer deposits			75,089			75,089
Increase (decrease) in accounts payable and accrued expenses	30,397		43,901	21,059	(10,679)	84,678
Decrease in current income taxes payable	(26,097)					(26,097)

Net cash provided
by operating activities	3,515	—	40,383	27,438	—	71,336

Cash flow from investing activities:
Purchase of property and equipment, net			(14,715)	(3,735)		(18,450)
Purchase of marketable securities			(1,970,588)			(1,970,588)
Sale of marketable securities			2,080,617	5,000		2,085,617
Investments in unconsolidated entities			(19,933)			(19,933)
Distributions from unconsolidated entities			4,479			4,479

Net cash provided by investing activities	—	—	79,860	1,265	—	81,125

Cash flow from financing activities:
Proceeds from loans payable			159,886	337,162		497,048
Principal payments of loans payable			(185,557)	(359,603)		(545,160)
Proceeds from stock based benefit plans	27,123					27,123
Unearned stock compensation	(834)					(834)
Purchase of restricted shares	886					886
Purchase of treasury stock	(30,690)					(30,690)

Net cash used in financing activities	(3,515)	—	(25,671)	(22,441)	—	(51,627)

Net increase in cash and cash equivalents	—	—	94,572	6,262	—	100,834
Cash and cash equivalents, beginning of period			456,836	8,998		465,834

Cash and cash equivalents, end of period	—	—	551,408	15,260	—	566,668

Back to Contents

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the six-month and three-month periods ended April 30, 2006, total revenues increased 25% and 17%, respectively, and net income increased 21% and 3%, respectively, as compared to the comparable periods of fiscal 2005. In addition, our backlog at April 30, 2006 of $6.07 billion increased 3% over our backlog at April 30, 2005. Backlog consists of homes under contract but not yet delivered for our traditional home sales, and unrecognized revenue for projects accounted for under the percentage of completion method.

We have continued to experience a slowdown in new contracts signed. This slowdown, which began in the beginning of the fourth quarter of our fiscal 2005, has continued throughout the first six months of fiscal 2006 and into the third quarter of fiscal 2006. The value of new contracts signed was $2.70 billion for the six-month period ended April 30, 2006 and $1.56 billion for the three-month period ended April 30, 2006, a decline of 26% and 29%, respectively, compared to the value of new contracts signed in the comparable periods of fiscal 2005.

We believe this slowdown is attributable to an overall softening of demand for new homes as well as an oversupply of homes available for sale. We attribute the reduction in demand to concerns on the part of prospective home buyers about the direction of home prices and interest rates. In addition, speculators and investors are no longer helping to fuel demand. We try to avoid selling homes to speculators and build very few homes without having a signed agreement of sale. Nonetheless, we have been impacted by an overall increase in the supply of homes available for sale in many markets as speculators attempt to sell the homes they previously purchased or cancel contracts for homes under construction, and as builders who, as part of their business strategy, were building homes in anticipation of capturing additional sales in a demand driven market attempt to reduce their inventories by lowering prices and adding incentives. In addition, based on the high cancellation rates reported by other builders, and on the increased cancellation rates we have experienced, non-speculative buyer cancellations are also adding to the supply of homes in the marketplace. In the three-month period ended April 30, 2006, our cancellation rate was approximately 8.5% of contracts signed, as compared to our historical average of approximately 7%.

Despite this slowdown, we remain cautiously optimistic about the future growth of our business. Our industry demographics remain strong due to the continuing regulation-induced constraints on lot supplies and the growing number of affluent households. We believe the excess supply of available homes is a short-term phenomenon and that the market environment of tight supply and growing demand will return.

On May 23, 2006, we filed a Form 8-K with the Securities and Exchange Commission (the “SEC”) that provided financial guidance related to our expected results of operations for fiscal 2006. The guidance contained in this Form 10-Q is the same guidance given in the Form 8-K filed on May 23, 2006. We have not reconfirmed or updated this guidance since the filing of the Form 8-K. The guidance stated that, based on the size of our current backlog, the expected demand for our product and the increased number of selling communities from which we are operating, we believe that we will: deliver between 9,000 and 9,700 homes in fiscal 2006 with an anticipated average delivered price between $680,000 and $688,000; recognize between $265 million and $280 million of revenues using the percentage of completion method of accounting related to several high-rise residences that are under construction; earn net income between $780 million and $850 million; and achieve diluted earnings per share between $4.69 and $5.16.

Geographic and product diversification, access to lower-cost capital, a versatile and abundant home mortgage market and improving demographics are creating opportunities for those builders that can control land and persevere through the increasingly difficult regulatory approval process. We believe that this evolution in our industry favors the large publicly traded home building companies with the capital and expertise to control home sites and gain market share. We currently own or control more than 91,000 home sites in 50 markets we consider to be affluent, a substantial number of which sites already have the approvals necessary for development. We believe that as the approval process continues to become more difficult, and as the political pressure from no-growth proponents increases, our expertise in taking land through the

Back to Contents

approval process and our already approved land positions should allow us to continue to grow for a number of years to come.

Because of the length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it and deliver a home after a home buyer signs an agreement of sale, we are subject to many risks. We attempt to reduce our risk by controlling land for future development through options whenever possible, thus allowing us to obtain the necessary governmental approvals before acquiring title to the land; generally commencing construction of a home only after executing an agreement of sale and receiving a substantial down payment from a buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis.

Our revenues have grown on average over 20% per year in the last decade. We have funded this growth through the reinvestment of profits, bank borrowings and capital market transactions. At April 30, 2006, we had $398.1 million of cash and cash equivalents and approximately $1.17 billion available under our bank revolving credit facility which extends to March 17, 2011. With these resources and our history of success in accessing the public debt markets, we believe we have the resources available to continue to grow in fiscal 2006 and beyond.

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

In addition, we review all land held for future communities or future sections of current communities, whether owned or under contract, to determine whether or not we expect to proceed with the development of the land as originally contemplated. Based upon this review, we decide (a) as to land that is under a purchase contract but not owned, whether the contract will likely be terminated or renegotiated, and (b) as to land we own, whether the land will likely be developed as contemplated or in an alternative manner, or should be sold. We then further determine which costs that have been capitalized to the property are recoverable and which costs should be written off. We recognized $13.1 million and $12.0 million of write-offs of costs related to current and future communities in the six-month and three- month periods ended April 30, 2006, respectively, as compared to $2.6 million and $.2 million in the comparable periods of fiscal 2005. The write-off in the three-month period ended April 30, 2006, was attributable primarily to significant weaknesses we have seen in certain areas of the Detroit market, which resulted in a write-off of approximately $8.4 million, and to a weakness in two communities in New England, which resulted in a write-off of approximately $2.3 million.

Back to Contents

We have a significant number of land purchase contracts, sometimes referred to herein as “land purchase contracts,” “options,” or “option agreements,” which we evaluate in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” as amended by FIN 46R (together, “FIN 46”). Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a variable interest entity (“VIE”) is considered to be the primary beneficiary and must consolidate the operations of the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. For land purchase contracts with sellers meeting the definition of a VIE, we perform a review to determine which party is the primary beneficiary of the VIE. This review requires substantive judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the entity’s expected profits and losses and the cash flows associated with changes in the fair value of the land under contract. Because, in most cases, we do not have any ownership interests in the entities with which we contract to purchase land, we generally do not have the ability to compel these entities to provide assistance in our review. In many instances, these entities provide us little, if any, financial information.

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

High-Rise/Mid-Rise Projects

We are developing several high-rise/mid-rise projects that will take substantially more than one year to complete. For projects that qualify, revenues and costs are recognized using the percentage of completion method of accounting in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). Under the provisions of SFAS 66, revenues and costs are recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not be converted to rental property, the sales proceeds are collectible and the aggregate sales proceeds and the total cost of the project can be reasonably estimated. Revenues and costs of individual projects are recognized on the individual project’s aggregate value of units for which the home buyers have signed binding agreements of sale and are based on the percentage of total estimated construction costs that have been incurred. Total estimated revenues and construction costs are reviewed periodically and any change will be applied to the current and future periods. We began recognizing revenue and costs using percentage of completion accounting on several projects in fiscal 2006.

Land Sales

Land sales revenues and cost of revenues are recorded at the time that title and possession of the property have been transferred to the buyer. We recognize the pro rata share of revenues and cost of revenues

Back to Contents

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

OFF-BALANCE SHEET ARRANGEMENTS

We have investments in and advances to several joint ventures, Toll Brothers Realty Trust Group (“Trust”) and Toll Brothers Realty Trust Group II (“Trust II”). At April 30, 2006, we had investments in and advances to these entities of $224.7 million, were committed to invest or advance an additional $312.1 million in the aggregate to these entities if needed and had guaranteed approximately $147.6 million of these entities’ indebtedness and/or loan commitments. See Note 3 to the Condensed Consolidated Financial Statements, “Investments in and Advances to Unconsolidated Entities” for more information regarding these entities. We do not believe that these arrangements, individually or in the aggregate, have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity or capital resources. Our investments in these entities are accounted for using the equity method.

Back to Contents

RESULTS OF OPERATIONS

The following table sets forth, for the six-month and three-month periods ended April 30, 2006 and 2005, a comparison of certain income statement items related to our operations (amounts in millions):

	Six months ended April 30,				Three months ended April 30,

	2006		2005		2006		2005

	$	%	$	%	$	%	$	%

Traditional home sales
Revenues	2,679.2		2,215.1		1,400.5		1,226.0
Costs	1,860.6	69.4%	1,516.1	68.4%	976.5	69.7%	830.6	67.8%

	818.6		699.0		423.9		395.3

Percentage of completion
Revenues	97.5		—		40.0		—
Costs	78.5	80.5%	—		31.2	78.0%	—

	19.0		—		8.8		—

Land sales
Revenues	6.8		11.0		2.1		9.8
Costs	5.9	87.6%	6.1	55.3%	2.1	100.1%	5.3	54.2%

	0.8		4.9		—		4.5

Interest*	58.6	2.1%	49.9	2.2%	29.9	2.1%	28.1	2.3%
Total
Revenues	2,783.5		2,226.1		1,442.5		1,235.8
Costs	2,003.7	72.0%	1,572.2	70.6%	1,039.7	72.1%	864.1	69.9%

	779.8		653.9		402.8		371.7

Selling, general and administrative*	281.2	10.1%	223.4	10.0%	142.0	9.8%	116.4	9.4%

Income from operations	498.5		430.5		260.8		255.3
Other
Equity earnings from unconsolidated entities	29.4		5.3		12.8		3.4
Interest and other	22.3		16.0		11.0		9.1

Income before income taxes	550.2		451.8		284.6		267.8
Income taxes	211.4		171.5		109.6		97.7

Net income	338.8		280.3		174.9		170.1

*	Percentages are based on total revenues.
Note: Amounts may not add due to rounding.

TRADITIONAL HOME SALES REVENUES AND COSTS

Home sales revenues for the six months ended April 30, 2006 were higher than those for the comparable period of 2005 by approximately $464.1 million, or 21%. Home sales revenues for the three months ended April 30, 2006 were higher than those for the comparable period of 2005 by approximately $174.5 million, or 14%.

The increase in revenues in the six-month period ended April 30, 2006, as compared to the comparable period of fiscal 2005, was attributable to a 13% increase in the number of homes delivered and a 7% increase in the average price of the homes delivered. The increase in the three-month period ended April 30, 2006, as compared to the comparable period of fiscal 2005, was attributable to an 8% increase in the number of homes delivered and a 6% increase in the average price of the homes delivered. The increase in the average price of

Back to Contents

the homes delivered in the fiscal 2006 periods as compared to the comparable periods of fiscal 2005 was the result of increased selling prices and the delivery of fewer smaller, lower-priced products such as attached homes and age-qualified homes. The increase in the number of homes delivered in the fiscal 2006 periods as compared to the comparable periods of fiscal 2005 was primarily due to the higher backlog of homes at October 31, 2005 as compared to October 31, 2004, which was primarily the result of a 19% increase in the number of new contracts signed in fiscal 2005 over fiscal 2004.

The value of new sales contracts signed was $2.49 billion (3,471 homes) in the six-month period ended April 30, 2006, a 31% decrease compared to the value of contracts signed in the comparable period of fiscal 2005 of $3.61 billion (5,291 homes). This decrease is attributable to a 34% decrease in the number of new contracts signed, offset in part by a 5% increase in the average value of each contract. The increase in the average value of contracts was due primarily to the size of homes sold and increases in base selling prices.

For the three-month period ended April 30, 2006, the value of new sales contracts signed was $1.48 billion (2,076 homes), a 32% decrease compared to the value of contracts signed in the comparable period of fiscal 2005 of $2.17 billion (3,120 homes). This decrease is attributable to a 33% decrease in the number of new contracts signed, offset in part by a 2% increase in the average value of each contract. The increase in the average value of contracts was due primarily to the location and size of homes sold and increases in base selling prices.

We believe this slowdown is attributable to an overall softening of demand for new homes as well as an oversupply of homes available for sale. We attribute the reduction in demand to concerns on the part of prospective home buyers about the direction of home prices and interest rates. In addition, speculators and investors are no longer helping to fuel demand. We try to avoid selling homes to speculators and build very few homes without having a signed agreement of sale. Nonetheless, we have been impacted by an overall increase in the supply of homes available for sale in many markets as speculators attempt to sell the homes they previously purchased or cancel contracts for homes under construction, and as builders who, as part of their business strategy, were building homes in anticipation of capturing additional sales in a demand driven market attempt to reduce their inventories by lowering prices and adding incentives. In addition, based on the high cancellation rates reported by other builders, and on the increased cancellation rates we have experienced, non-speculative buyer cancellations are also adding to the supply of homes in the marketplace. In the three-month period ended April 30, 2006, our cancellation rate was approximately 8.5% of contracts signed, as compared to our historical average of approximately 7%.

Despite this slowdown, we remain cautiously optimistic about the future growth of our business. Our industry demographics remain strong due to the continuing regulation-induced constraints on lot supplies and the growing number of affluent households. We believe the excess supply of available homes is a short-term phenomenon and that the market environment of tight supply and growing demand will return.

At April 30, 2006, we were selling from 275 communities compared to 227 communities at April 30, 2005 and 230 communities at October 31, 2005. We expect to be selling from approximately 295 selling communities at October 31, 2006.

At April 30, 2006, our backlog of traditional homes under contract was $5.65 billion (8,119 homes), 2% lower than the $5.77 billion (8,442 homes) backlog at April 30, 2005. The decrease in backlog at April 30, 2006 compared to the backlog at April 30, 2005 is primarily attributable to the decrease in the value and number of new contracts signed in the fiscal 2006 period as compared to the fiscal 2005 period, and by higher deliveries in the fiscal 2006 period as compared to the fiscal 2005 period, offset in part by a higher backlog at October 31, 2005 as compared to the backlog at October 31, 2004. Based on the size of our current backlog, the expected demand for our product and the increased number of selling communities from which we are operating, we believe that we will deliver between 9,000 and 9,700 homes in fiscal 2006 and that the average delivered price of those homes will be between $680,000 and $688,000.

Home costs before interest expense as a percentage of home sales revenue were higher in the six-month and three-month periods ended April 30, 2006 as compared to the comparable periods of fiscal 2005. The increases were largely the result of the costs of land and building increasing faster then selling prices, higher overhead costs and higher inventory write-offs. In the six-month and three-month periods ended April 30, 2006,

Back to Contents

we recognized inventory write-downs and the expensing of costs that we believed not to be recoverable of $13.1 million and $12.0 million, respectively, as compared to $2.6 million and $.2 million in the comparable periods of fiscal 2005. The write-off in the three-month period ended April 30, 2006, was attributable primarily to significant weaknesses we have seen in certain areas of the Detroit market, which resulted in a write-off of approximately $8.4 million, and to a weakness in two communities in New England, which resulted in a write-off of approximately $2.3 million. For the full 2006 fiscal year, we expect that home costs before interest expense as a percentage of home sales revenues will be between 69.5% and 69.7% as compared to 67.8% for the full 2005 fiscal year, due to costs increasing faster than selling prices, a change in the mix of homes delivered to higher cost homes and higher inventory write-offs.

PERCENTAGE OF COMPLETION REVENUES AND COSTS

We are developing several high-rise/mid-rise projects for which we are recognizing revenues and costs using the percentage of completion method of accounting. Revenues and costs of individual projects are recognized on the individual project’s aggregate value of units for which home buyers have signed binding agreements of sale and are based on the percentage of total estimated construction costs that have been incurred. Total estimated revenues and construction costs are reviewed periodically and any change is applied to current and future periods. We began recognizing revenue and costs using percentage of completion accounting on several projects in fiscal 2006. In the six-month and three-month periods ended April 30, 2006, we recognized $97.5 million and $40.0 million of revenues, respectively, and $78.5 million and $31.2 million of costs before interest expense, respectively, on these projects. At April 30, 2006, our backlog of homes in communities that we account for using the percentage of completion method of accounting was $418.4 million compared to $98.4 million at April 30, 2005. Based on the size of our current backlog, the expected demand for our product, and the projected construction schedule, we believe that for the full 2006 fiscal year, revenues recognized under the percentage of completion accounting method will be between $265 million and $280 million and costs before interest expense will be approximately 77% of revenues.

LAND SALES REVENUES AND COSTS

We are developing several communities in which we expect to sell a portion of the land to other builders or entities. The amount and profitability of land sales will vary from period to period depending upon the timing of the sale and delivery of the specific land parcels. In the six-month and three-month periods ended April 30, 2006, land sales were $6.8 million and $2.1 million, respectively. Cost of land sales before interest expense was approximately $5.9 million and $2.1 million in the six-month and three-month periods ended April 30, 2006, respectively. In the six-month and three-month periods ended April 30, 2005, land sales were $11.0 million and $9.8 million, respectively. Cost of land sales before interest expense was $6.1 million and $5.3 million in the six-month and three-month periods ended April 30, 2005, respectively. For the full fiscal 2006 year, land sales are expected to be approximately $16 million, and cost of land sales before interest expense is expected to be approximately 86% of land sales revenue.

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

Interest expense as a percentage of revenues was slightly lower in the six-month and three-month periods ended April 30, 2006 as compared to the comparable periods of fiscal 2005. For the full 2006 fiscal year, we expect interest expense as a percentage of total revenues to be approximately 2.1% as compared to 2.2% in fiscal 2005.

Back to Contents

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

SG&A spending increased by $57.8 million, or 25.9%, in the six-month period ended April 30, 2006, and by $25.7 million, or 22.1%, in the three-month period ended April 30, 2006, in each case as compared to the comparable periods of fiscal 2005. This increased spending was principally due to the costs incurred to support the increase in revenues, the costs associated with the increase in the number of selling communities that we had during fiscal 2006 as compared to the comparable periods of fiscal 2005 and the expensing of stock options pursuant to SFAS 123R in fiscal 2006. For the full 2006 fiscal year, we expect that SG&A as a percentage of revenues will be between 9.4% and 9.5% of revenues as compared to 8.3% for the full 2005 fiscal year. The expected increase is due to the increased costs attributable to the significant growth in new selling communities that we expect to have in fiscal 2006 that will not generate revenues until late fiscal 2006 or fiscal 2007, and the expensing of stock options pursuant to SFAS 123R in fiscal 2006. During the six-month and three- month periods ended April 30, 2006, we recognized $16.3 million and $5.3 million of expense, respectively, related to stock option awards. We expect to recognize approximately $26.8 million of expense for the full fiscal 2006 year related to stock option awards.

EQUITY EARNINGS FROM UNCONSOLIDATED ENTITIES

We are a participant in several joint ventures with unrelated parties and in the Trust and Trust II. We recognize our proportionate share of the earnings from these entities. See Note 3 to the Condensed Consolidated Financial Statements, “Investments in and Advances to Unconsolidated Entities” for more information regarding our investments in and commitments to these entities. Many of our joint ventures are land development projects or high-rise/mid-rise construction projects and do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, the joint ventures will generally, over a relatively short period of time, generate revenues and earnings until all the assets of the entities are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from quarter to quarter and year to year. In the six-month and three-month periods ended April 30, 2006, we recognized $29.4 million and $12.8 million, respectively, of earnings from unconsolidated entities as compared to $5.3 million and $3.4 million in the comparable periods of fiscal 2005. For fiscal 2006, we expect to recognize approximately $56 million of earnings from our investments in these joint ventures and in the Trust and Trust II.

INTEREST AND OTHER INCOME

For the six months ended April 30, 2006, interest and other income was $22.3 million, an increase of $6.3 million from the $16.0 million recognized in the comparable period of fiscal 2005. For the three months ended April 30, 2006, interest and other income was $11.0 million, an increase of $1.9 million from the $9.1 million recognized in the comparable periods of fiscal 2005. These increases were primarily the result of higher interest income, higher management and construction fee income, higher income realized from our ancillary businesses and higher forfeited customer deposits recognized in the fiscal 2006 periods compared to the comparable fiscal 2005 periods. For the full 2006 fiscal year, we expect interest and other income to be approximately $36 million compared to $41.2 million in fiscal 2005 due primarily to an expected decrease in interest income and income from ancillary businesses, offset, in part, by higher forfeited customer deposits.

INCOME BEFORE INCOME TAXES

For the six-month and three-month periods ended April 30, 2006, income before taxes was $550.2 million and $284.6 million, respectively, a 22% and 6% increase over the comparable periods of fiscal 2005. For the six-month and three-month periods ended April 30, 2005, income before taxes was $451.8 million and $267.8 million, respectively.

INCOME TAXES

Income taxes were provided at an effective rate of 38.4% and 38.5% for the six-month and three-month periods ended April 30, 2006, respectively, compared to 38.0% and 36.5% for the comparable periods of fiscal 2005. The difference in rates in the six-month and three-month periods ended April 30, 2006 as

Back to Contents

compared to the comparable periods of fiscal 2005 was due primarily to a change in the estimated Base Rate to 39.1% from 38.0% and the impact of recomputing our net deferred tax liability using the fiscal 2005 Base Rate from the Base Rate used at October 31, 2004. In addition, we earned more tax-free income in the fiscal 2006 periods as compared to the fiscal 2005 periods and both fiscal 2006 periods benefited from the new manufacturing tax credit for which we first became eligible in fiscal 2006. These benefits were offset, in part, by a portion of the stock option expense recognized in fiscal 2006 that is not deductible for income taxes. For the full fiscal 2006 year, we expect that our effective tax rate will be approximately 38.6% as compared to 39.1% in fiscal 2005.

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

Cash flow from operating activities decreased in the six-month period ended April 30, 2006 as compared to the comparable period of fiscal 2005. This decrease was primarily the result of increased inventory levels and the increase in contracts receivable related to projects that are using percentage of completion accounting, offset in part by our revenue growth in the fiscal 2006 period as compared to the fiscal 2005 period.

We expect that our inventory will continue to increase and we are currently negotiating and searching for additional opportunities to obtain control of land for future communities. At April 30, 2006, the aggregate purchase price of land parcels under option and purchase agreements was approximately $4.52 billion (including approximately $1.14 billion of land to be acquired from joint ventures which we have invested in, made advances to or made loan guarantees on behalf of) of which we had paid or deposited approximately $256.8 million. In addition, we expect contracts receivable to continue to increase as we add additional projects that are accounted for using the percentage of completion accounting method and as more revenues are recognized under existing projects accounted for under the percentage of completion accounting method. We do not expect to deliver any of the homes in current projects accounted for using the percentage of completion method of accounting until fiscal 2007.

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

In March 2006, we amended and extended our unsecured revolving credit facility and added a $300 million term loan to the facility. The amended revolving credit facility provides borrowing of up to

Back to Contents

$1.5 billion and extends to March 17, 2011. At April 30, 2006, interest was payable on borrowings under the revolving credit facility at 0.475% (subject to adjustment based upon our debt ratings and leverage ratio) above the Eurodollar rate or other specified variable rates as selected by us from time to time. At April 30, 2006, we had no borrowings outstanding against the facility and had approximately $330.5 million of letters of credit outstanding under it. The $300 million term loan extends to March 17, 2011 and interest is payable on borrowings under the term loan at 0.50% (subject to adjustment based upon our debt ratings and leverage ratio) above the Eurodollar rate or other specified variable rates as selected by us from time to time. Prior to the amendment to the revolving credit facility and entering into the term loan, we had periodically elected to maintain a loan balance outstanding on the revolving credit facility although we had significant amounts of available cash and cash equivalents.

To reduce borrowing costs, extend the maturities of our long-term debt and raise additional funds for general corporate purposes, during the last several fiscal years we issued four series of senior notes aggregating $1.15 billion. We used the proceeds from the issuance of the senior notes to redeem $470 million of senior subordinated notes and, together with other available cash, to repay a $222.5 million bank term loan. In addition, we raised approximately $86.2 million from the issuance of six million shares of our common stock in a public offering in August 2003.

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

Back to Contents

HOUSING DATA

Revenues ($ in millions)	Three months ended April 30,
	2006	2005	2006	2005

Region	Units	Units	$	$

Northeast (CT,MA,NH,NJ,NY,RI)	351	254	225.2	140.3
Mid-Atlantic (DE,MD,PA,VA)	687	759	454.5	458.7
Midwest (IL,MI,OH)	115	141	82.4	89.1
Southeast (FL,NC,SC,TN)	392	197	208.9	105.4
Southwest (AZ,CO,NV,TX)	378	305	266.4	188.9
West (CA)	140	256	163.1	243.6

Total traditional	2,063	1,912	1,400.5	1,226.0
Percentage of completion*			40.0

Total consolidated	2,063	1,912	1,440.5	1,226.0
Unconsolidated entities	45	87	29.0	38.4

	2,108	1,999	1,469.5	1,264.4

New Contracts ($ in millions)	Three months ended April 30,
	2006	2005	2006	2005

Region	Units	Units	$	$

Northeast (CT,MA,NH,NJ,NY,RI)	311	435	211.7	289.3
Mid-Atlantic (DE,MD,PA,VA)	643	1,177	412.6	784.1
Midwest (IL,MI,OH)	171	212	110.6	144.4
Southeast (FL,NC,SC,TN)	307	462	193.0	260.8
Southwest (AZ,CO,NV,TX)	434	579	332.0	403.5
West (CA)	210	255	218.0	291.4

Total traditional	2,076	3,120	1,477.9	2,173.5
Percentage of completion*	91	61	86.3	31.0

Total consolidated	2,167	3,181	1,564.2	2,204.5
Unconsolidated entities	25	123	15.9	85.2

	2,192	3,304	1,580.1	2,289.7

Backlog ($ in millions)	At April 30,
	2006	2005	2006	2005

Region	Units	Units	$	$

Northeast (CT,MA,NH,NJ,NY,RI)	1,202	1,299	827.6	825.9
Mid-Atlantic (DE,MD,PA,VA)	2,153	2,767	1,444.4	1,782.3
Midwest (IL,MI,OH)	457	534	313.7	360.6
Southeast (FL,NC,SC,TN)	1,792	1,159	1,012.5	672.5
Southwest (AZ,CO,NV,TX)	1,872	1,743	1,356.8	1,162.7
West (CA)	643	940	696.9	964.0

Total traditional	8,119	8,442	5,651.9	5,768.0
Percentage of completion*
Undelivered	620	119	516.0	98.4
Revenue recognized			(97.6)

Net percentage of completion	620	119	418.4	98.4

Total consolidated	8,739	8,561	6,070.3	5,866.4
Unconsolidated entities	12	183	7.7	111.7

	8,751	8,744	6,078.0	5,978.1

Back to Contents

Revenues ($ in millions)	Six months ended April 30,
	2006	2005	2006	2005

Region	Units	Units	$	$

Northeast (CT,MA,NH,NJ,NY,RI)	659	483	421.3	263.6
Mid-Atlantic (DE,MD,PA,VA)	1,276	1,422	848.1	845.6
Midwest (IL,MI,OH)	224	236	158.0	146.1
Southeast (FL,NC,SC,TN)	789	352	421.7	189.7
Southwest (AZ,CO,NV,TX)	718	553	513.7	344.8
West (CA)	276	456	316.4	425.3

Total traditional	3,942	3,502	2,679.2	2,215.1
Percentage of completion*			97.6

Total consolidated	3,942	3,502	2,776.8	2,215.1
Unconsolidated entities	144	150	81.0	64.9

	4,086	3,652	2,857.8	2,280.0

New Contracts ($ in millions)	Six months ended April 30,
	2006	2005	2006	2005

Region	Units	Units	$	$

Northeast (CT,MA,NH,NJ,NY,RI)	509	754	347.0	490.0
Mid-Atlantic (DE,MD,PA,VA)	1,099	1,944	726.1	1,255.5
Midwest (IL,MI,OH)	238	324	152.7	222.4
Southeast (FL,NC,SC,TN)	561	841	357.0	463.2
Southwest (AZ,CO,NV,TX)	741	945	561.4	657.8
West (CA)	323	483	343.2	524.7

Total traditional	3,471	5,291	2,487.4	3,613.6
Percentage of completion*	240	63	216.7	34.0

Total consolidated	3,711	5,354	2,704.1	3,647.6
Unconsolidated entities	53	159	32.7	100.7

	3,764	5,513	2,736.8	3,748.3

*	Mid- and High-Rise projects that are accounted for under the percentage of completion method. See details below.

Back to Contents

PERCENTAGE OF COMPLETION HOUSING DATA

Revenues ($ in millions)	Three months ended April 30,
	2006	2005	2006	2005

Region	Units	Units	$	$

Northeast			22.5
Southeast			15.2
Southwest			2.3

Total			40.0

New Contracts ($ in millions)	Three months ended April 30,
	2006	2005	2006	2005

Region	Units	Units	$	$

Northeast	71	60	64.9	29.5
Mid-Atlantic	5		1.7
Southeast	4	1	11.5	1.5
Southwest	11		8.2

Total	91	61	86.3	31.0

Backlog ($ in millions)	At April 30,
	2006	2005	2006	2005

Region	Units	Units	$	$

Northeast	473	60	364.0	29.5
Mid-Atlantic	48		20.0
Southeast	76	59	114.3	68.9
Southwest	23		17.7
Less revenue recognized			(97.6)

Total	620	119	418.4	98.4

Revenues ($ in millions)	Six months ended April 30,
	2006	2005	2006	2005

Region	Units	Units	$	$

Northeast			62.2
Southeast			33.1
Southwest			2.3

Total			97.6

New Contracts ($ in millions)	Six months ended April 30,
	2006	2005	2006	2005

Region	Units	Units	$	$

Northeast	202	60	181.2	29.5
Mid-Atlantic	18		7.0
Southeast	4	3	16.3	4.5
Southwest	16		12.2

Total	240	63	216.7	34.0

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

Back to Contents

risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

The table below sets forth, at April 30, 2006, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):

	Fixed-Rate Debt		Variable-Rate Debt (1)(2)

Fiscal Year of Expected Maturity	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate

2006	$70,552	6.75%	$48,679	5.99%
2007	77,200	6.48%	120,547	4.98%
2008	33,513	4.90%	150	3.85%
2009	3,178	6.34%	150	3.85%
2010	800	10.00%	150	3.85%
Thereafter	1,570,602	6.31%	312,995	5.30%
Discount	(9,403)

Total	$1,746,442	6.31%	$482,671	5.29%

Fair value at
April 30, 2006	$1,712,590		$482,671

(1)
We have a $1.8 billion credit facility consisting of a $1.5 billion, unsecured revolving credit facility and a $300 million term loan facility (collectively, the “Credit Facility”) with 31 banks, which extends to March 17, 2011. At April 30, 2006, interest was payable on borrowings under the revolving credit facility at 0.475% (subject to adjustment based upon our debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At April 30, 2006, we had no outstanding borrowings against the revolving credit facility and letters of credit of approximately $330.5 million were outstanding under the revolving credit facility. Under the term loan facility, interest is payable at 0.50% (subject to adjustment based upon our debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At April 30, 2006, interest was payable on the $300 million term loan at 5.36%

(2)
One of our subsidiaries has a $125 million line of credit with four banks to fund mortgage originations. The line is due within 90 days of demand by the banks and bears interest at the banks’ overnight rate plus an agreed upon margin. At April 30, 2006, the subsidiary had $48.7 million outstanding under the line at an average interest rate of 6.0%. Borrowing under this line is included in the 2006 fiscal year maturities.

Based upon the amount of variable rate debt outstanding at April 30, 2006 and holding the variable rate debt balance constant, each one percentage point increase in interest rates would increase our interest costs by approximately $4.8 million per year.

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

Back to Contents

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

ITEM 1A. RISK FACTORS

There has been no material change in our risk factors as previously disclosed in our Form 10-K for the fiscal year ended October 31, 2005 in response to Item 1A. to Part I of such Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2006 we repurchased the following shares of our common stock (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)

February 1, 2006 to February 28, 2006	1,005	$30.17	1,005	14,102
March 1, 2006 to March 31, 2006	204	$31.06	204	13,898
April 1, 2006 to April 30, 2006	102	$30.53	102	13,796

Total	1,311	$30.49	1,311

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

Our bank credit agreement requires us to maintain a minimum tangible net worth (as defined in the credit agreement), which restricts the amount of dividends we may pay. In addition, our senior subordinated notes contain restrictions on the amount of dividends we may pay on our common stock. At April 30, 2006, under the most restrictive of these provisions, we could have paid up to approximately $866 million of cash dividends.

Back to Contents

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2006 Annual Meeting of Stockholders (“2006 Annual Meeting”) was held on March 14, 2006.

There were 155,134,233 shares of our common stock eligible to vote at the 2006 Annual Meeting. The following proposals were submitted to and approved by stockholders at the 2006 Annual Meeting.

1.	The election of four directors to hold office until the 2009 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

Nominee	For	Withheld Authority

Robert S. Blank	129,859,855	3,245,914
Roger S. Hillas	128,945,869	4,159,899
Stephen A. Novick	129,277,232	3,828,536
Paul E. Shapiro	128,935,604	4,170,164

2.	The approval of the re-appointment of Ernst & Young LLP as our independent registered public accounting firm for the 2006 fiscal year.

For	Against	Abstain

130,247,953	963,991	1,893,822

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS

4.1*	Eleventh Supplemental Indenture dated as of January 31, 2006 by and among the parties listed on Schedule I thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee.

10.1*	Amended and Restated Credit Agreement by and among First Huntingdon Finance Corp., the Registrant and the parties thereto dated as of March 17, 2006.

31.1*	Certification of Robert I. Toll pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Joel H. Rassman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Robert I. Toll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Joel H. Rassman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC. (Registrant)

Date: June 6, 2006	By: Joel H. Rassman

Joel H. Rassman Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

Date: June 6, 2006	By: Joseph R. Sicree

Joseph R. Sicree Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)