Form 10-Q
period 2006-07-31
TOLL BROTHERS INC
filed 2006-09-01
CIK 794170

Click here for Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO_______

Commission file number 1-9186

TOLL BROTHERS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2416878 (I.R.S. Employer Identification No.)

250 Gibraltar Road, Horsham, Pennsylvania (Address of principal executive offices)	19044 (Zip Code)

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

At August 28, 2006, there were approximately 153,481,000 shares of Common Stock, $.01 par value, outstanding.

TOLL BROTHERS, INC. AND SUBSIDIARIES

Back to Contents

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included herein and in our other reports, SEC filings, statements and presentations is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning our anticipated operating results, financial resources, changes in revenues, changes in profitability, interest expense, growth and expansion, anticipated income to be realized from our investments in unconsolidated entities, the ability to acquire land, the ability to secure governmental approvals and the ability to open new communities, the ability to sell homes and properties, the ability to deliver homes from backlog, the average delivered prices of homes, the ability to secure materials and subcontractors, the ability to maintain the liquidity and capital necessary to expand and take advantage of future opportunities, and stock market valuations. In some cases you can identify those so called forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project,” “intend,” “can,” “could,” “might,” or “continue” or the negative of those words or other comparable words. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in our other reports, SEC filings, statements and presentations. These risks and uncertainties include local, regional and national economic conditions, the demand for homes, domestic and international political events, uncertainties created by terrorist attacks, the effects of governmental regulation, the competitive environment in which we operate, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, the availability of capital, uncertainties and fluctuations in capital and securities markets, changes in tax laws and their interpretation, legal proceedings, the availability of adequate insurance at reasonable cost, the ability of customers to finance the purchase of homes, the availability and cost of labor and materials, and weather conditions. Additional information concerning potential factors that we believe could cause our actual results to differ materially from expected and historical results is included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2005. Moreover, the financial guidance contained herein related to our expected results of operations for fiscal 2006 and our expected home deliveries, expected prices and expected percentage of completion revenues for fiscal 2007 reflects our expectations as of August 22, 2006 and is not being reconfirmed or updated by this Quarterly Report on Form 10-Q.

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

When this report uses the words “we,” “us,” and “our,” they refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires. Reference herein to “fiscal 2007,” “fiscal 2006,” “fiscal 2005,” and “fiscal 2004” refer to our fiscal years ending October 31, 2007 and October 31, 2006, and our fiscal years ended October 31, 2005 and October 31, 2004, respectively.

Back to Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOLL BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	July 31, 2006	October 31, 2005

	(unaudited)
ASSETS
Cash and cash equivalents	$322,550	$689,219
Inventory	6,226,783	5,068,624
Property, construction and office equipment, net	96,588	79,524
Receivables, prepaid expenses and other assets	158,101	185,620
Contracts receivable	138,687
Mortgage loans receivable	92,765	99,858
Customer deposits held in escrow	56,698	68,601
Investments in and advances to unconsolidated entities	240,208	152,394

	$7,332,380	$6,343,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Loans payable	$716,036	$250,552
Senior notes	1,140,882	1,140,028
Senior subordinated notes	350,000	350,000
Mortgage company warehouse loan	83,602	89,674
Customer deposits	430,892	415,602
Accounts payable	290,817	256,557
Accrued expenses	783,937	791,769
Income taxes payable	297,107	282,147

Total liabilities	4,093,273	3,576,329

Minority interest	7,103	3,940
Stockholders’ equity
Preferred stock, none issued
Common stock, 156,292 shares issued and outstanding	1,563	1,563
Additional paid-in capital	223,594	242,546
Retained earnings	3,089,480	2,576,061
Treasury stock, at cost - 2,821 shares and 1,349 shares at July 31, 2006 and October 31, 2005, respectively	(82,633)	(56,599)

Total stockholders’ equity	3,232,004	2,763,571

	$7,332,380	$6,343,840

See accompanying notes

Back to Contents

TOLL BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Nine months ended July 31,		Three months ended July 31,

	2006	2005	2006	2005

Revenues:
Traditional home sales	$4,168,092	$3,751,594	$1,488,905	$1,536,499
Percentage of completion	138,687		41,163
Land sales	7,923	21,608	1,145	10,583

	4,314,702	3,773,202	1,531,213	1,547,082

Cost of revenues:
Traditional home sales	2,912,750	2,539,885	1,052,116	1,023,743
Percentage of completion	110,519		31,995
Land sales	6,842	15,707	903	9,612
Interest	88,445	85,532	29,816	35,594

	3,118,556	2,641,124	1,114,830	1,068,949

Selling, general and administrative	429,341	349,706	148,117	126,283

Income from operations	766,805	782,372	268,266	351,850
Other:
Equity earnings from unconsolidated entities	36,662	9,539	7,269	4,231
Interest and other	31,992	26,575	9,699	10,583
Expenses related to early retirement of debt		(4,056)		(4,056)

Income before income taxes	835,459	814,430	285,234	362,608
Income taxes	322,040	318,572	110,602	147,076

Net income	$513,419	$495,858	$174,632	$215,532

Earnings per share:
Basic	$3.32	$3.22	$1.14	$1.39

Diluted	$3.10	$2.94	$1.07	$1.27

Weighted average number of shares:
Basic	154,520	153,851	153,723	155,274
Diluted	165,423	168,426	163,514	169,843

See accompanying notes

Back to Contents

TOLL BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine months ended July 31,

	2006	2005

Cash flow from operating activities:
Net income	$513,419	$495,858
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	21,955	14,355
Amortization of initial benefit obligation	1,455	2,851
Share-based compensation	21,747
Equity earnings from unconsolidated entities	(36,662)	(9,539)
Distributions from unconsolidated entities	5,897	6,786
Deferred tax provision	33,139	27,501
Provision for inventory write-offs	36,998	3,722
Write-off of unamortized debt discount and financing costs		416
Changes in operating assets and liabilities:
Increase in inventory	(918,864)	(899,807)
Origination of mortgage loans	(656,677)	(599,634)
Sale of mortgage loans	663,770	616,619
Increase in contracts receivable	(138,687)
Decrease (increase) in receivables, prepaid expenses and other assets	25,777	(20,735)
Increase in customer deposits	27,193	113,968
Increase in accounts payable and accrued expenses	22,024	297,273
(Decrease) increase in current income taxes payable	(1,014)	7,221

Net cash (used in) provided by operating activities	(378,530)	56,855

Cash flow from investing activities:
Purchase of property and equipment, net	(33,053)	(31,655)
Purchases of marketable securities	(2,187,715)	(3,599,814)
Sale of marketable securities	2,187,715	3,714,843
Investments in and advances to unconsolidated entities	(88,654)	(38,041)
Acquisition of joint venture interest	(40,722)
Distributions from unconsolidated entities	12,964	8,199

Net cash (used in) provided by investing activities	(149,465)	53,532

Cash flow from financing activities:
Proceeds from loans payable	2,042,189	786,321
Principal payments of loans payable	(1,786,793)	(1,059,720)
Net proceeds from issuance of public debt		293,597
Redemption of senior subordinated notes		(100,000)
Proceeds from stock based benefit plans	12,287	40,640
Purchase of treasury stock	(109,520)	(31,112)
Change in minority interest	3,163

Net cash provided by (used in) financing activities	161,326	(70,274)

Net (decrease) increase in cash and cash equivalents	(366,669)	40,113
Cash and cash equivalents, beginning of period	689,219	465,834

Cash and cash equivalents, end of period	$322,550	$505,947

See accompanying notes

Back to Contents

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Toll Brothers, Inc., a Delaware corporation, and its majority-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated. Investments in 50% or less owned partnerships and affiliates are accounted for using the equity method unless it is determined that the Company has effective control of the entity, in which case the entity would be consolidated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2005 balance sheet amounts and disclosures included herein have been derived from our October 31, 2005 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, the Company suggests that they be read in conjunction with the consolidated financial statements and notes thereto included in its October 31, 2005 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of July 31, 2006, the results of its operations for the nine-month and three-month periods ended July 31, 2006 and 2005 and its cash flows for the nine months ended July 31, 2006 and 2005. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). In April 2005, the SEC adopted a rule permitting implementation of SFAS 123R at the beginning of the fiscal year commencing after June 15, 2005. Under the provisions of SFAS 123R, an entity is required to treat all stock-based compensation as a cost that is reflected in the financial statements. The Company was required to adopt SFAS 123R beginning in its fiscal quarter ended January 31, 2006. Under the provisions of SFAS 123R, the Company had the choice of adopting the fair-value-based method of expensing of stock options using (1) the “modified prospective method,” whereby the Company recognizes the expense only for periods beginning after October 31, 2005, or (2) the “modified retrospective method,” whereby the Company recognizes the expense for all years and interim periods since the effective date of SFAS 123, or for only those interim periods during the year of initial adoption of SFAS 123R. The Company adopted SFAS 123R using the modified prospective method. See Note 7, “Stock Based Benefit Plans,” for information regarding expensing of stock options in fiscal 2006 and for pro forma information regarding the Company’s expensing of stock options for fiscal 2005.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for the Company’s fiscal year beginning November 1, 2007. The Company is currently reviewing the effect FIN 48 will have on its financial statements.

Stock Split

On June 9, 2005, the Company’s Board of Directors declared a two-for-one split of the Company’s common stock in the form of a stock dividend to stockholders of record on June 21, 2005. The additional shares of stock were distributed as of the close of business on July 8, 2005. All share and per share information has been restated to reflect this split.

Back to Contents

Acquisition

In January 2004, the Company entered into a joint venture in which it had a 50% interest with an unrelated party to develop Maxwell Place, a luxury condominium community of approximately 800 units in Hoboken, New Jersey. In November 2005, the Company acquired its partner’s 50% equity ownership interest in this joint venture. As a result of the acquisition, the Company now owns 100% of the joint venture and the joint venture has been included as a consolidated subsidiary of the Company as of the acquisition date. As of the acquisition date, the joint venture had open contracts of sale to deliver 165 units with a sales value of approximately $128.3 million. The Company’s investment in and subsequent purchase of the partner’s interest in the joint venture is not material to the financial position of the Company. The Company is recognizing revenue and costs related to this project using the percentage of completion method of accounting.

Reclassification

The presentation of certain prior period amounts have been reclassified to conform to the fiscal 2006 presentation.

2. Inventory

Inventory consisted of the following (amounts in thousands):

	July 31, 2006	October 31, 2005

Land and land development costs	$2,399,483	$1,717,826
Construction in progress - traditional home sales	3,076,811	2,669,050
Construction in progress - percentage of completion	153,828	40,744
Sample homes and sales offices	233,977	202,286
Land deposits and costs of future development	348,801	427,192
Other	13,883	11,526

	$6,226,783	$5,068,624

Construction in progress—traditional home sales includes the cost of homes under construction, land and land development costs and the carrying costs of lots that have been substantially improved. Construction in progress—percentage of completion includes the cost of buildings, land and land development costs and carrying costs of projects that have commenced vertical construction reduced by the amount of costs recognized in cost of revenues for these projects.

Back to Contents

The Company capitalizes certain interest costs to inventory during the development and construction period. Capitalized interest is charged to cost of revenues when the related inventory is delivered for traditional home sales or when the related inventory is charged to cost of revenues under percentage of completion accounting. Interest incurred, capitalized and charged to cost of revenues for the nine-month and three-month periods ended July 31, 2006 and 2005 is summarized as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,

	2006	2005	2006	2005

Interest capitalized, beginning of period	$162,672	$173,442	$176,524	$180,797
Interest incurred	100,879	87,069	34,224	28,921
Capitalized interest in inventory acquired	6,100
Charged to cost of revenues	(88,445)	(85,532)	(29,816)	(35,594)
Write-off to interest and other	(428)	(868)	(154)	(13)

Interest capitalized, end of period	$180,778	$174,111	$180,778	$174,111

Back to Contents

Interest included in cost of revenues for the nine-month and three-month periods ended July 31, 2006 and 2005 was (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,

	2006	2005	2006	2005

Traditional home sales	$83,769	$83,542	$28,423	$34,030
Percentage of completion	3,683		1,138
Land sales	993	1,990	255	1,564

	$88,445	$85,532	$29,816	$35,594

The Company provided for inventory write-downs and the expensing of costs that it believed not to be recoverable in the nine-month and three-month periods ended July 31, 2006 and 2005 as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,

	2006	2005	2006	2005

Land controlled for future communities	$23,498	$1,922	$21,053	$468
Operating communities	13,500	1,800	2,800	700

	$36,998	$3,722	$23,853	$1,168

The Company has evaluated its land purchase contracts to determine if the selling entity is a variable interest entity (“VIE”) and, if it is, whether the Company is the primary beneficiary of the entity. The Company does not possess legal title to the land, and its risk is generally limited to deposits paid to the seller. The creditors of the seller generally have no recourse against the Company. At July 31, 2006 and October 31, 2005, the Company had determined that it was not the primary beneficiary of any VIE related to its land purchase contracts and had not recorded any land purchase contracts as inventory.

3. Investments in and Advances to Unconsolidated Entities

The Company has investments in and advances to several joint ventures with unrelated parties to develop land. Some of these joint ventures develop land for the sole use of the venture partners, including the Company, and others develop land for sale to the venture partners and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites to other builders. The Company does not recognize earnings from home sites it purchases from the joint ventures, but instead reduces its cost basis in these home sites by its share of the earnings on the home sites. At July 31, 2006, the Company had approximately $155.1 million invested in or advanced to these joint ventures and was committed to contributing additional capital in an aggregate amount of approximately $252.0 million (net of the Company’s $129.7 million of loan guarantees related to two of the joint ventures’ loans) if required by the joint ventures. At July 31, 2006, three of the joint ventures had an aggregate of $1.29 billion of loan commitments, and had approximately $1.04 billion borrowed against the commitments, of which the Company’s guarantee of its pro-rata share of the borrowings was $104.9 million.

In October 2004, the Company entered into a joint venture in which it has a 50% interest with an unrelated party to convert a 525-unit apartment complex, The Hudson Tea Buildings, located in Hoboken, New Jersey, into luxury condominium units. At July 31, 2006, the Company had investments in and advances to the joint venture of $48.8 million, and was committed to making up to $1.5 million of additional investments in and advances to the joint venture.

The Company has investments in and advances to three joint ventures with unrelated parties to develop luxury condominium projects, including for-sale residential units and commercial space. At July 31, 2006, the Company had investments in and advances to the joint ventures of $21.4 million, and was committed to making up to $182.1 million of additional investments in and advances to the joint ventures if required by the joint ventures. At July 31, 2006, two of the joint ventures had an aggregate of $272.1 million of loan commitments and had approximately $111.4 million borrowed against the commitments. In addition, the Company guaranteed $18.0 million of borrowings of one of the joint ventures.

Back to Contents

In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust Group II (“Trust II”) to be in a position to take advantage of commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by PASERS. At July 31, 2006, the Company had an investment of $8.2 million in Trust II. In addition, the Company and PASERS each entered into subscription agreements that expire in September 2007, whereby each agreed to invest additional capital in an amount not to exceed $11.1 million if required by Trust II. The Company provides development and management services to Trust II and recognized fees for such services under the terms of various agreements in the amounts of $1.2 million and $.2 million in the nine-month and three-month periods ended July 31, 2006, respectively. Prior to the formation of Trust II, the Company used Toll Brothers Realty Trust Group (“Trust”) to invest in commercial real estate opportunities.

The Trust, formed in 1998, is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Zvi Barzilay (and members of his family), Joel H. Rassman and other current and former members of the Company’s senior management; and one-third by PASERS (collectively, the “Shareholders”). At July 31, 2006, the Company had an investment of $6.7 million in the Trust. The Shareholders entered into subscription agreements whereby each group has agreed to invest additional capital in an amount not to exceed $1.9 million if required by the Trust. The subscription agreements expire in August 2008. The Company provides development, finance and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $1.9 million and $.7 million in the nine-month and three-month periods ended July 31, 2006, respectively. The Company recognized fees under the terms of various agreements in the amounts of $1.2 million and $.4 million in the nine-month and three-month periods ended July 31, 2005, respectively. The Company believes that the transactions between itself and the Trust were on terms no less favorable than it would have agreed to with unrelated parties.

The Company’s investments in these entities are accounted for using the equity method.

4. Accrued Expenses

Accrued expenses at July 31, 2006 and October 31, 2005 consisted of the following (amounts in thousands):

	July 31, 2006	October 31, 2005

Land, land development and construction costs	$366,949	$385,031
Compensation and employee benefit costs	121,684	122,836
Insurance and litigation	113,029	92,809
Warranty costs	55,472	54,722
Interest	40,195	34,431
Other	86,608	101,940

	$783,937	$791,769

The Company accrues for the expected warranty costs at the time each home is closed and title and possession have been transferred to the home buyer. Costs are accrued based upon historical experience. Changes in the warranty accrual for the nine-month and three-month periods ended July 31, 2006 and 2005 are as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,

	2006	2005	2006	2005

Balance, beginning of period	$54,722	$42,133	$54,372	$46,058
Additions	26,141	25,265	9,217	9,752
Charges incurred	(25,391)	(19,052)	(8,117)	(7,464)

Balance, end of period	$55,472	$48,346	$55,472	$48,346

Back to Contents

5. Employee Retirement Plan

In October 2004, the Company established an unfunded defined benefit retirement plan, effective as of September 1, 2004, which covers four current or former senior executives and one director of the Company. Effective as of February 1, 2006, the Company adopted an additional unfunded defined benefit retirement plan for nine other executives. For the nine-month and three-month periods ended July 31, 2006 and 2005, the Company recognized the following costs related to these plans (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,

	2006	2005	2006	2005

Service cost	$269	$234	$101	$78
Interest cost	687	582	241	194
Amortization of initial benefit obligation	1,455	2,851	503	950

	$2,411	$3,667	$845	$1,222

The Company used a 5.65% and a 5.69% discount rate in its calculation of the present value of its projected benefit obligations for the fiscal 2006 and 2005 periods, respectively.

6. Income Taxes

The Company’s estimated combined federal and state income tax rate before providing for the effect of permanent book-tax differences (“Base Rate”) was 39.1% for the nine-month and three-month periods ended July 31, 2006 and 2005.

The effective tax rates for the nine-month periods ended July 31, 2006 and 2005 were 38.5% and 39.1%, respectively. For the nine-month period ended July 31, 2006, the difference between the Company’s Base Rate and effective tax rate was primarily due to the impact on the Company’s tax rate from tax-free income, a manufacturing tax credit and the reversal of prior year tax provisions that are no longer needed due to the expiration of tax statutes, offset in part by the non-deductible portion of stock option expense related to incentive stock options and the recognition of estimated interest expense, net of estimated interest income, on expected tax assessments and recoveries due to ongoing tax audits. For the nine-month period ended July 31, 2005, the Company’s Base Rate and effective tax rate were the same due to the effect of recomputing the Company’s net deferred tax liability of approximately $2.9 million, resulting from the change in the Company’s Base Rate from 37% at October 31, 2004 to 39.1% at July 31, 2005, offset by tax-free income.

The effective tax rates for the three-month periods ended July 31, 2006 and 2005 were 38.8% and 40.6%, respectively. For the three-month period ended July 31, 2006, the difference between the Company’s Base Rate and effective tax rate was primarily due to the impact on the Company’s tax rate from a manufacturing tax credit, the reversal of prior year state tax provisions that are no longer needed due to the expiration of tax statutes and tax-free income, offset in part by the non-deductible portion of stock option expense related to incentive stock options and the recognition of estimated interest expense, net of estimated interest income, on expected tax assessments and recoveries due to ongoing tax audits. The difference between the effective rate and the Base Rate in the three-month period ended July 31, 2005 was the effect of recomputing the Company’s net deferred tax liability of approximately $1.4 million and the recalculation of the Company’s state tax provision for the six-month period ended April 30, 2005 resulting from a change in the Company’s estimated allocations of income to the various jurisdictions that it operates in, offset in part by tax-free income.

7. Stock Based Benefit Plans

The Company’s four stock option plans for employees, officers and directors provide for the granting of incentive stock options and non-qualified options with a term of up to ten years at a price not less than the market price of the stock at the date of grant. Options granted generally vest over a four-year period for employees and a two-year period for non-employee directors. At July 31, 2006, the Company’s Stock Incentive Plan (1998) had approximately 8.3 million options available for issuance. No additional options may be granted under the Company’s Stock Option Plan (1986), the Company’s Key Executives and Non-Employee Directors Stock Option Plan (1993) or the Company’s Stock Option and Incentive Stock Plan (1995). Shares issued upon the exercise of a stock option are either from shares held in treasury or newly issued shares.

Back to Contents

The following table summarizes stock option activity for the four plans during the nine-month and three-month periods ended July 31, 2006:

	Nine months ended July 31, 2006		Three months ended July 31, 2006

	Shares (in thousands)	Weighted-Average Exercise Price	Shares (in thousands)	Weighted-Average Exercise Price

Outstanding, beginning of period	26,155	$11.04	26,133	$12.52
Granted	1,433	35.97	—	—
Exercised	(1,757)	6.57	(439)	5.34
Cancelled	(179)	28.09	(42)	29.06

Outstanding, end of period	25,652	$12.62	25,652	$12.62

Exercisable, end of period	20,830	$8.96	20,830	$8.96

Intrinsic value (in thousands):
Options outstanding at July 31, 2006	$364,441

Options exercisable at July 31, 2006	$346,060

Options exercised in the nine months ended July 31, 2006	$46,343

Options exercised in the three months ended July 31, 2006	$9,244

Options exercised in the nine months ended July 31, 2005	$202,505

Options exercised in the three months ended July 31, 2005	$79,534

Fair value of options that became vested (in thousands):
In the nine months ended July 31, 2006	$23,551

In the three months ended July 31, 2006	—

In the nine months ended July 31, 2005	$17,424

In the three months ended July 31, 2005	—

Weighted-average remaining contractual life (in years):
All options outstanding at July 31, 2006	4.71

Exercisable options at July 31, 2006	3.89

The intrinsic value of options outstanding and exercisable is the difference between the fair market value of the Company’s common stock on July 31, 2006 ($25.57) and the exercise price of those options on July 31, 2006 that had an exercise price that was less then $25.57. The intrinsic value of options exercised is the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price.

Prior to the adoption of SFAS 123R, the Company accounted for its stock option plans according to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost was recognized upon issuance or exercise of stock options in fiscal 2005.

The fair value of each option award in fiscal 2006 and 2005 is estimated on the date of grant using a lattice-based option valuation model that uses ranges of assumptions as disclosed in the following table:

	2006	2005

Expected volatility	36.33% - 38.28%	27.0% - 33.46%
Weighted-average volatility	37.55%	31.31%
Risk-free interest rate	4.38% - 4.51%	3.13% - 4.2%
Expected life (years)	4.11 - 9.07	2.8 – 9.07
Dividends	none	none
Weighted-average grant date fair value per share of options granted	$15.30	$11.67

Back to Contents

Expected volatilities are based on implied volatilities from traded options on the Company’s stock and the historical volatility of the Company’s stock. The expected life of options granted is derived from the historical exercise patterns and anticipated future patterns and represents the period of time that options granted are expected to be outstanding; the range given above results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Prior to fiscal 2005, the Company used the Black-Scholes pricing model to value stock options.

During the nine-month and three-month periods ended July 31, 2006, the Company recognized $21.5 million and $5.3 million of expense, respectively, and an income tax benefit of $7.5 million and $1.7 million related to option awards, respectively. Stock option expense is included in the Company’s selling, general and administrative expenses. At July 31, 2006, total compensation cost related to non-vested awards not yet recognized was approximately $36.1 million, unrecognized income tax benefits from non-vested awards was approximately $12.8 million and the weighted average period over which the Company expects to recognize such compensation and tax benefit was 1.2 years. The Company expects to recognize approximately $26.8 million of expense and $9.2 million of income tax benefit for the full fiscal 2006 year related to option awards.

Had the Company adopted SFAS 123R as of November 1, 2004, pro forma income before taxes, income taxes, net income and net income per share for the nine-month and three-month periods ended July 31, 2005 would have been as follows (amounts in thousands, except per share amounts):

	As Reported	SFAS 123R Adjustment	Pro Forma

Nine months ended July 31, 2005
Income before income taxes	$814,430	$(16,927)	$797,503
Income taxes	318,572	(5,206)	313,366

Net income	$495,858	$(11,721)	$484,137

Income per share
Basic	$3.22		$3.15

Diluted	$2.94		$2.87

Three months ended July 31, 2005
Income before income taxes	$362,608	$(5,794)	$356,814
Income taxes	147,076	(1,782)	145,294

Net income	$215,532	$(4,012)	$211,520

Income per share
Basic	$1.39		$1.36

Diluted	$1.27		$1.25

8. Earnings Per Share Information

Information pertaining to the calculation of earnings per share for the nine-month and three-month periods ended July 31, 2006 and 2005 are as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,

	2006	2005	2006	2005

Basic weighted average shares	154,520	153,851	153,723	155,274
Common stock equivalents	10,903	14,575	9,791	14,569

Diluted weighted average shares	165,423	168,426	163,514	169,843

9. Stock Repurchase Program

In March 2003, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its Common Stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. At July 31, 2006, the number of shares remaining under the repurchase authorization was approximately 12.1 million shares.

Back to Contents

10. Commitments and Contingencies

At July 31, 2006, the aggregate purchase price of land parcels under option, referred to herein as “land purchase contracts,” “options,” or “option agreements,” was approximately $3.74 billion (including $1.17 billion of land to be acquired from joint ventures which the Company has invested in, made advances to or made loan guarantees on behalf of), of which it had paid or deposited approximately $194.6 million. The amount included in the purchase price of such land parcels has not been reduced by any amounts the Company has invested in or made advances to the joint ventures. The Company’s option agreements to acquire the home sites do not typically require the Company to buy the home sites, although the Company may, in some cases, forfeit any deposit balance outstanding if and at the time it terminates an option contract. Of the $194.6 million the Company had paid or deposited on these purchase agreements at July 31, 2006, $138.4 million was non-refundable. Any deposit in the form of a stand-by letter of credit is recorded as a liability at the time the stand-by letter of credit is issued. Included in accrued liabilities is $82.0 million representing the Company’s outstanding stand-by letters of credit issued in connection with its options to purchase home sites.

At July 31, 2006, the Company had outstanding surety bonds amounting to approximately $770.0 million, related primarily to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that approximately $307.8 million of work remains on these improvements. The Company has an additional $123.3 million of surety bonds outstanding that guarantee other obligations of the Company. The Company does not believe it is likely that any outstanding bonds will be drawn upon.

At July 31, 2006, the Company had agreements of sale outstanding to deliver 8,025 homes with an aggregate sales value of approximately $5.6 billion, of which the Company has recognized $138.7 million of revenues using percentage of completion accounting.

At July 31, 2006, the Company was committed to providing approximately $960.0 million of mortgage loans to its home buyers and to others. All loans with committed interest rates are covered by take-out commitments from third-party lenders, which minimize the Company’s interest rate risk. The Company also arranges a variety of mortgages through programs that are offered to its home buyers through outside mortgage lenders.

The Company has a $1.8 billion credit facility consisting of a $1.5 billion unsecured revolving credit facility and a $300 million term loan facility (collectively, the “Credit Facility”) with 31 banks, which extends to March 17, 2011. At July 31, 2006, interest was payable on borrowings under the revolving credit facility at 0.475% (subject to adjustment based upon the Company’s debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. At July 31, 2006, the Company had no outstanding borrowings against the revolving credit facility but had letters of credit of approximately $351.5 million outstanding under it, of which the Company had recorded $82.0 million of liabilities under land purchase agreements. Under the term loan facility, interest is payable at 0.50% (subject to adjustment based upon the Company’s debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. At July 31, 2006, interest was payable on the $300 million term loan at 5.88%. Under the terms of the Credit Facility, the Company is not permitted to allow its maximum leverage ratio (as defined in the agreement) to exceed 2.00 to 1.00 and was required to maintain a minimum tangible net worth (as defined in the agreement) of approximately $2.23 billion at July 31, 2006. At July 31, 2006, the Company’s leverage ratio was approximately .65 to 1.00 and its tangible net worth was approximately $3.19 billion. Based upon the minimum tangible net worth requirement, the Company’s ability to pay dividends and repurchase its common stock was limited to an aggregate amount of approximately $1.07 billion at July 31, 2006.

The Company is involved in various claims and litigation arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the business or on the financial condition of the Company.

In January 2006, the Company received a request for information pursuant to Section 308 of the Clean Water Act from Region 3 of the Environmental Protection Agency (“EPA”) requesting information about storm water discharge practices in connection with our homebuilding projects in the states that comprise EPA Region 3. To the extent the EPA’s review were to lead the EPA to assert violations of state and/or federal regulatory requirements and request injunctive relief and/or civil penalties, the Company would defend and attempt to resolve any such asserted violations. At this time the Company cannot predict the outcome of the EPA’s review.

Back to Contents

11. Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for the nine months ended July 31, 2006 and 2005 (amounts in thousands):

	2006	2005

Cash flow information:
Interest paid, net of amount capitalized	$34,802	$28,775

Income taxes paid	$289,916	$283,850

Non-cash activity:
Cost of inventory acquired through seller financing	$131,962	$65,770

Contribution of inventory, net of related debt to unconsolidated entities	$4,500

Income tax benefit related to exercise of employee stock options	$17,164	$70,909

Stock bonus awards	$10,926	$30,396

Contribution to employee retirement plan	$2,411

Investment in unconsolidated entities made by letter of credit	$4,600

Acquisition of joint venture assets and liabilities
Fair value of assets acquired	$181,473

Liabilities assumed	$110,548

Cash paid	$40,722

Reduction in investment and advances to unconsolidated entities	$30,203

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

Back to Contents

Condensed Consolidating Balance Sheet at July 31, 2006 ($ in thousands) (unaudited):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents			271,516	51,034		322,550
Inventory			5,888,275	338,508		6,226,783
Property, construction and office equipment, net			88,268	8,320		96,588
Receivables, prepaid expenses and other assets		5,101	80,373	71,982	645	158,101
Contracts receivable			72,453	66,234		138,687
Mortgage loans receivable				92,765		92,765
Customer deposits held in escrow			54,420	2,278		56,698
Investments in and advances to unconsolidated entities			240,208			240,208
Investments in and advances to consolidated entities	3,531,057	1,155,512	(1,367,811)	(90,460)	(3,228,298)	—

	3,531,057	1,160,613	5,327,702	540,661	(3,227,653)	7,332,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Loans payable			484,167	231,869		716,036
Senior notes		1,140,882				1,140,882
Senior subordinated notes			350,000			350,000
Mortgage company warehouse loan				83,602		83,602
Customer deposits			398,898	31,994		430,892
Accounts payable			278,345	12,472		290,817
Accrued expenses		19,731	655,889	108,320	(3)	783,937
Income taxes payable	299,053			(1,946)		297,107

Total liabilities	299,053	1,160,613	2,167,299	466,311	(3)	4,093,273

Minority interest				7,103		7,103
Stockholders’ equity
Common stock	1,563			2,003	(2,003)	1,563
Additional paid-in capital	223,594		4,420	2,734	(7,154)	223,594
Retained earnings	3,089,480		3,155,983	62,510	(3,218,493)	3,089,480
Treasury stock, at cost	(82,633)					(82,633)

Total stockholders’ equity	3,232,004	—	3,160,403	67,247	(3,227,650)	3,232,004

	3,531,057	1,160,613	5,327,702	540,661	(3,227,653)	7,332,380

Back to Contents

Condensed Consolidating Balance Sheet at October 31, 2005 ($ in thousands):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash & cash equivalents			664,312	24,907		689,219
Inventory			4,951,168	117,456		5,068,624
Property, construction & office equipment – net			70,438	9,086		79,524
Receivables, prepaid expenses and other assets		5,453	123,815	89,115	(32,763)	185,620
Mortgage loans receivable				99,858		99,858
Customer deposits held in escrow			68,601			68,601
Investments in & advances to unconsolidated entities			152,394			152,394
Investments in & advances to consolidated entities	3,047,664	1,155,164	(1,503,295)	3,318	(2,702,851)	—

	3,047,664	1,160,617	4,527,433	343,740	(2,735,614)	6,343,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable			162,761	87,791		250,552
Senior notes		1,140,028				1,140,028
Senior subordinated notes			350,000			350,000
Mortgage company warehouse loan				89,674		89,674
Customer deposits			415,602			415,602
Accounts payable			256,548	9		256,557
Accrued expenses		20,589	701,627	102,425	(32,872)	791,769
Income taxes payable	284,093			(1,946)		282,147

Total liabilities	284,093	1,160,617	1,886,538	277,953	(32,872)	3,576,329

Minority interest				3,940		3,940
Stockholders’ equity:
Common stock	1,563			2,003	(2,003)	1,563
Additional paid-in capital	242,546		4,420	2,734	(7,154)	242,546
Retained earnings	2,576,061		2,636,475	57,110	(2,693,585)	2,576,061
Treasury stock, at cost	(56,599)					(56,599)

Total stockholders’ equity	2,763,571	—	2,640,895	61,847	(2,702,742)	2,763,571

	3,047,664	1,160,617	4,527,433	343,740	(2,735,614)	6,343,840

Back to Contents

Condensed Consolidating Statement of Income for the Nine Months Ended July 31, 2006

($ in thousands) (unaudited):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Home sales			4,168,092			4,168,092
Percentage of completion			72,453	66,234		138,687
Land sales			7,923			7,923

	—	—	4,248,468	66,234	—	4,314,702

Costs and expenses:
Home sales			2,910,189	3,882	(1,321)	2,912,750
Percentage of completion			55,875	54,644		110,519
Land sales			6,842			6,842
Interest		50,204	77,385	11,060	(50,204)	88,445

	—	50,204	3,050,291	69,586	(51,525)	3,118,556

Selling, general and administrative	32	525	429,978	23,798	(24,992)	429,341

Income from operations	(32)	(50,729)	768,199	(27,150)	76,517	766,805

Other
Equity earnings			36,662			36,662
Interest and other		50,729	30,630	36,017	(85,384)	31,992
Earnings from subsidiaries	835,491				(835,491)	—

Income before income taxes	835,459	—	835,491	8,867	(844,358)	835,459
Income taxes	322,040		315,983	3,467	(319,450)	322,040

Net income	513,419	—	519,508	5,400	(524,908)	513,419

Condensed Consolidating Statement of Income for the Three Months Ended July 31, 2006

($ in thousands) (unaudited):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Home sales			1,488,905			1,488,905
Percentage of completion			19,413	21,750		41,163
Land sales			1,145			1,145

	—	—	1,509,463	21,750	—	1,531,213

Costs and expenses:
Home sales			1,050,725	1,319	72	1,052,116
Percentage of completion			14,611	17,384		31,995
Land sales			903			903
Interest		16,734	28,092	731	(15,741)	29,816

	—	16,734	1,094,331	19,434	(15,669)	1,114,830

Selling, general and administrative	16	176	148,172	8,774	(9,021)	148,117

Income from operations	(16)	(16,910)	266,960	(6,458)	24,690	268,266

Other
Equity earnings			7,269			7,269
Interest and other		16,910	11,021	11,293	(29,525)	9,699
Earnings from subsidiaries	285,250				(285,250)	—

Income before income taxes	285,234	—	285,250	4,835	(290,085)	285,234
Income taxes	110,602		105,549	1,890	(107,439)	110,602

Net income	174,632	—	179,701	2,945	(182,646)	174,632

Back to Contents

Condensed Consolidating Statement of Income for the Nine Months Ended July 31, 2005

($ in thousands) (unaudited):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Home sales			3,751,594			3,751,594
Land sales			21,608			21,608

	—	—	3,773,202	—	—	3,773,202

Costs and expenses:
Home sales			2,537,476	3,547	(1,138)	2,539,885
Land sales			15,707			15,707
Interest		40,818	85,399	133	(40,818)	85,532

	—	40,818	2,638,582	3,680	(41,956)	2,641,124

Selling, general and administrative	35	434	350,146	19,284	(20,193)	349,706

Income from operations	(35)	(41,252)	784,474	(22,964)	62,149	782,372

Other
Equity earnings			9,539			9,539
Interest and other		41,252	24,508	31,767	(70,952)	26,575
Expenses related to early retirement of debt			(4,056)			(4,056)
Earnings from subsidiaries	814,465				(814,465)	—

Income before income taxes	814,430	—	814,465	8,803	(823,268)	814,430
Income taxes	318,572		315,318	3,442	(318,760)	318,572

Net income	495,858	—	499,147	5,361	(504,508)	495,858

Condensed Consolidating Statement of Income for the Three Months Ended July 31, 2005

($ in thousands) (unaudited):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Home sales			1,536,499			1,536,499
Land sales			10,583			10,583

	—	—	1,547,082	—	—	1,547,082

Costs and expenses:
Home sales			1,022,524	1,241	(22)	1,023,743
Land sales			9,612			9,612
Interest		15,394	35,545	50	(15,395)	35,594

	—	15,394	1,067,681	1,291	(15,417)	1,068,949

Selling, general and administrative	17	153	126,742	6,930	(7,559)	126,283

Income from operations	(17)	(15,547)	352,659	(8,221)	22,976	351,850

Other
Equity earnings			4,231			4,231
Interest and other		15,547	9,791	10,883	(25,638)	10,583
Expenses related to early retirement of debt			(4,056)			(4,056)
Earnings from subsidiaries	362,625				(362,625)	—

Income before income taxes	362,608	—	362,625	2,662	(365,287)	362,608
Income taxes	147,076		145,361	1,108	(146,469)	147,076

Net income	215,532	—	217,264	1,554	(218,818)	215,532

Back to Contents

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended July 31, 2006

($ in thousands) (unaudited):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities:
Net income	513,419		519,508	5,400	(524,908)	513,419
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization		854	19,020	2,081		21,955
Amortization of initial benefit obligation			1,455			1,455
Share based compensation	21,747					21,747
Equity earnings from unconsolidated entities			(36,662)			(36,662)
Distributions from unconsolidated entities			5,897			5,897
Deferred tax provision	33,139					33,139
Provision for inventory write-offs			36,998			36,998
Changes in operating assets and liabilities:
Increase in inventory			(844,657)	(74,207)		(918,864)
Origination of mortgage loans				(656,677)		(656,677)
Sale of mortgage loans				663,770		663,770
Increase in contracts receivable			(72,453)	(66,234)		(138,687)
(Increase) decrease in receivables, prepaid expenses and other assets	(483,394)	4	(99,159)	111,686	496,640	25,777
(Decrease) increase in customer deposits			(2,523)	29,716		27,193
Increase (decrease) in accounts payable and accrued expenses	13,336	(858)	(27,806)	9,084	28,268	22,024
Decrease in current income taxes payable	(1,014)					(1,014)

Net cash (used in) provided by operating activities	97,233	—	(500,382)	24,619	—	(378,530)

Cash flow from investing activities:
Purchase of property and equipment, net			(31,888)	(1,165)		(33,053)
Purchase of marketable securities			(2,150,940)	(36,775)		(2,187,715)
Sale of marketable securities			2,150,940	36,775		2,187,715
Investments in unconsolidated entities			(88,654)			(88,654)
Acquisition of joint venture interest			(40,722)			(40,722)
Distributions from unconsolidated entities			12,964			12,964

Net cash used in investing activities	—	—	(148,300)	(1,165)	—	(149,465)

Cash flow from financing activities:
Proceeds from loans payable			1,395,876	646,313		2,042,189
Principal payments of loans payable			(1,139,990)	(646,803)		(1,786,793)
Proceeds from stock based benefit plans	12,287					12,287
Purchase of treasury stock	(109,520)					(109,520)
Change in minority interest				3,163		3,163

Net cash provided by (used in) financing activities	(97,233)	—	255,886	2,673	—	161,326

Net (decrease) increase in cash and cash equivalents	—	—	(392,796)	26,127	—	(366,669)
Cash and cash equivalents,beginning of period			664,312	24,907		689,219

Cash and cash equivalents, end of period	—	—	271,516	51,034	—	322,550

Back to Contents

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended July 31, 2005

($ in thousands) (unaudited):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities:
Net income	495,858		499,147	5,361	(504,508)	495,858
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization		481	12,575	1,299		14,355
Amortization of initial benefit obligation			2,851			2,851
Equity earnings from unconsolidated entities			(9,539)			(9,539)
Distributions from unconsolidated entities			6,786			6,786
Deferred tax provision	27,501					27,501
Provision for inventory write-offs			3,722			3,722
Write-off of unamortized debt issuance costs			416			416
Changes in operating assets and liabilities:
(Increase) decrease in inventory			(899,865)	58		(899,807)
Origination of mortgage loans				(599,634)		(599,634)
Sale of mortgage loans				616,619		616,619
(Increase) decrease in receivables, prepaid expenses and other assets	(570,504)	(298,928)	352,671	(22,990)	519,016	(20,735)
Increase in customer deposits			113,968			113,968
Increase (decrease) in accounts payable and accrued expenses	30,396	4,850	247,455	29,080	(14,508)	297,273
Increase in current income taxes payable	7,221					7,221

Net cash provided by (used in) operating activities	(9,528)	(293,597)	330,187	29,793	—	56,855

Cash flow from investing activities:
Purchase of property and equipment, net			(27,780)	(3,875)		(31,655)
Purchase of marketable securities			(3,599,814)			(3,599,814)
Sale of marketable securities			3,709,843	5,000		3,714,843
Investments in unconsolidated entities			(38,041)			(38,041)
Distributions from unconsolidated entities			8,199			8,199

Net cash provided by investing activities	—	—	52,407	1,125	—	53,532

Cash flow from financing activities:
Proceeds from loans payable			239,992	546,329		786,321
Principal payments of loans payable			(493,985)	(565,735)		(1,059,720)
Proceeds from issuance of senior notes		293,597				293,597
Redemption of senior subordinated notes			(100,000)			(100,000)
Proceeds from stock based benefit plans	40,640					40,640
Purchase of treasury stock	(31,112)					(31,112)

Net cash (used in) provided by financing activities	9,528	293,597	(353,993)	(19,406)	—	(70,274)

Net increase in cash and cash equivalents	—	—	28,601	11,512	—	40,113
Cash and cash equivalents, beginning of period			456,836	8,998		465,834

Cash and cash equivalents, end of period	—	—	485,437	20,510	—	505,947

Back to Contents

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the nine-month period ended July 31, 2006, total revenues increased 14% and net income increased 4% as compared to the comparable period of fiscal 2005. For the three-month period ended July 31, 2006, total revenues and net income declined by 1% and 19%, respectively, as compared to the comparable period of fiscal 2005.

We have continued to experience a slowdown in new contracts signed. This slowdown, which began in the beginning of the fourth quarter of our fiscal 2005, has continued throughout the first nine months of fiscal 2006 and into the fourth quarter of fiscal 2006, as we reported on August 22, 2006, the date of our most recently provided financial guidance. The value of new contracts signed was $3.75 billion for the nine-month period ended July 31, 2006 and $1.05 billion for the three-month period ended July 31, 2006, a decline of 33% and 45%, respectively, compared to the value of new contracts signed in the comparable periods of fiscal 2005. In addition, our backlog at July 31, 2006 of $5.59 billion decreased 13% over our backlog at July 31, 2005. Backlog consists of homes under contract but not yet delivered for our traditional home sales, and unrecognized revenue for projects accounted for under the percentage of completion method.

We believe this slowdown is attributable to a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale. We attribute the reduction in demand to concerns on the part of prospective home buyers about the direction of home prices, due in part to many homebuilders advertising price reductions and increased sales incentives, and concerns about being able to sell their existing homes. In addition, we believe speculators and investors are no longer helping to fuel demand. We try to avoid selling homes to speculators and we generally do not build unattached homes without having a signed agreement of sale. Nonetheless, we have been impacted by an overall increase in the supply of homes available for sale in many markets, as speculators attempt to sell the homes they previously purchased or cancel contracts for homes under construction, and as builders who, as part of their business strategy, were building homes in anticipation of capturing additional sales in a demand driven market attempt to reduce their inventories by lowering prices and adding incentives. In addition, based on the high cancellation rates reported by other builders, and on the increased cancellation rates we have experienced, non-speculative buyer cancellations are also adding to the supply of homes in the marketplace. In the nine-month and three-month periods ended July 31, 2006, our cancellation rates were approximately 12% and 18% of contracts signed, respectively. This compares to our historical average cancellation rate of approximately 7%, and an average cancellation rate of 4.6% in each of fiscal 2005 and 2004.

Despite this slowdown, we remain cautiously optimistic about the future growth of our business. Our industry demographics remain strong due to the continuing regulation-induced constraints on lot supplies and the growing number of affluent households. We continue to believe the excess supply of available homes is a short-term phenomenon and that the market environment of tight supply and growing demand will eventually return.

On August 22, 2006, we filed a Form 8-K with the Securities and Exchange Commission (the “SEC”) that provided financial guidance related to our expected results of operations for fiscal 2006. The guidance contained in this Form 10-Q is the same guidance given in the Form 8-K filed on August 22, 2006. We have not reconfirmed or updated this guidance since the filing of the Form 8-K. The guidance stated that, based on our performance for the nine months ended July 31, 2006, the expected delivery dates in our current backlog and management’s estimate of the number of homes that we will sell and deliver in the quarter ending October 31, 2006, we believe that in fiscal 2006 we will: deliver between 8,600 and 8,900 homes with an anticipated average delivered price between $685,000 and $690,000; recognize between $215 million and $220 million of revenues using the percentage of completion method of accounting related to several qualifying projects that are under construction; earn net income between $727 million and $763 million; and achieve diluted earnings per share between $4.41 and $4.63.

The guidance we gave on August 22, 2006 also stated that, based on the size of our current backlog, the expected demand for our product and the increased number of selling communities from which we are operating, we believe that we will deliver between 7,000 and 8,000 of our traditional homes in fiscal 2007 with an anticipated average delivered price between $635,000 and $645,000, and that, in addition to the revenues from the deliveries of our traditional homes, we expect to recognize between $450 million and $550 million of revenues from projects accounted for under the percentage of completion method of accounting.

Back to Contents

Geographic and product diversification, access to lower-cost capital, a versatile and abundant home mortgage market and strong, favorable demographics are creating opportunities for those builders that can control land and persevere through the increasingly difficult regulatory approval process and the current reduction in demand for new homes. We believe that this evolution in our industry favors the large publicly traded home building companies with the capital and expertise to control home sites and gain market share. While many public homebuilders, including ourselves, have announced significant cutbacks of land under contract, we believe that once demand returns, there could be a shortage of available home sites to meet the demand. We currently own or control more than 82,000 home sites in 50 markets we consider to be affluent, a substantial number of which sites already have the approvals necessary for development. We believe that as the approval process continues to become more difficult, and as the political pressure from no-growth proponents increases, our expertise in taking land through the approval process and our already approved land positions should allow us to meet our expectations of demand for our homes for a number of years to come.

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

Our revenues have grown on average over 20% per year in the last decade. We have funded this growth through the reinvestment of profits, bank borrowings and capital market transactions. At July 31, 2006, we had $322.6 million of cash and cash equivalents and approximately $1.15 billion available under our bank revolving credit facility which extends to March 2011. With these resources and our history of success in accessing the public debt markets, we believe we have the resources available to continue to grow in the future.

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

Once a parcel of land has been approved for development, it generally takes four to five years to fully develop, sell and deliver all the homes in one of our typical communities. Longer or shorter time periods are possible depending on the number of home sites in a community and the demand for those home sites. Our master planned communities, consisting of several smaller communities, may take up to 10 years or more to complete. Because our inventory is considered a long-lived asset under U.S. generally accepted accounting principles, we are required to regularly review the carrying value of each of our communities and write down the value of those communities for which we believe the values are not recoverable. When the profitability of a current community deteriorates, the sales pace declines significantly or some other factor indicates a possible impairment in the recoverability of the asset, we evaluate the property in accordance with the guidelines of SFAS 144. If this evaluation indicates that an impairment loss should be recognized, we charge cost of sales for the estimated impairment loss in the period determined.

In addition, we review all land held for future communities or future sections of current communities, whether owned or under contract, to determine whether or not we expect to proceed with the development of the land as originally contemplated. Based upon this review, we decide (1) as to land that is under a purchase contract but not owned, whether the contract will likely be terminated or renegotiated, and (2) as to land we own, whether the land will likely be developed as contemplated or in an alternative manner, or should be sold. We then further determine which costs that have been capitalized to the property are recoverable and which costs should be written off. We recognized $37.0 million and $23.9 million of write-offs of costs related to current and future communities in the nine-month and three-month periods ended July 31, 2006, respectively, as compared to $3.7 million and $1.2 million in the comparable periods of fiscal 2005. The write-offs in the nine-month period ended July 31, 2006 were attributable primarily to the write-off of deposits and predevelopment costs attributable to a number of land purchase contracts that we decided not to go forward with and the write-down of the carrying cost of several communities in Michigan and Massachusetts. The write-offs in the three-month period ended July 31, 2006 were attributable primarily to the write-off of deposits and predevelopment costs attributable to a number of land purchase contracts that we decided not to go forward with and the write-down of the carrying cost of one community in Michigan.

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

Traditional Home Sales Revenues

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

Percentage of Completion Revenues

We are developing several projects that will take substantially more than one year to complete. For projects that qualify, revenues and costs are recognized using the percentage of completion method of accounting in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). Under the provisions of SFAS 66, revenues and costs are recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not be converted to rental property, the sales proceeds are collectible and the aggregate sales proceeds and the total cost of the project can be reasonably estimated. Revenues and costs of individual projects are recognized on the individual project’s aggregate value of units for which the home buyers have signed binding agreements of sale and made or is obligated to make an adequate cash deposit and are based on the percentage of total estimated construction costs that have been incurred. Total estimated revenues and construction costs are reviewed periodically and any change will be applied to the current and future periods. We began recognizing revenue and costs using percentage of completion accounting on several projects in fiscal 2006.

Back to Contents

Land Sales Revenues

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

OFF-BALANCE SHEET ARRANGEMENTS

We have investments in and advances to several joint ventures, Toll Brothers Realty Trust Group (“Trust”) and Toll Brothers Realty Trust Group II (“Trust II”). At July 31, 2006, we had investments in and advances to these entities of $240.2 million, were committed to invest or advance an additional $448.6 million in the aggregate to these entities, if needed, and had guaranteed up to approximately $147.7 million of these entities’ indebtedness and/or loan commitments. See Note 3 to the Condensed Consolidated Financial Statements, “Investments in and Advances to Unconsolidated Entities” for more information regarding these entities. We do not believe that these arrangements, individually or in the aggregate, have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity or capital resources. Our investments in these entities are accounted for using the equity method.

Back to Contents

RESULTS OF OPERATIONS

The following table sets forth, for the nine-month and three-month periods ended July 31, 2006 and 2005, a comparison of certain income statement items related to our operations (amounts in millions):

	Nine months ended July 31,				Three months ended July 31,

	2006		2005		2006		2005

	$	%	$	%	$	%	$	%

Traditional home sales
Revenues	4,168.1		3,751.6		1,488.9		1,536.5
Costs	2,912.8	69.9%	2,539.9	67.7%	1,052.1	70.7%	1,023.7	66.6%

	1,255.3		1,211.7		436.8		512.8

Percentage of completion
Revenues	138.7		—		41.2		—
Costs	110.5	79.7%	—		32.0	77.7%	—

	28.2		—		9.2		—

Land sales
Revenues	7.9		21.6		1.1		10.6
Costs	6.8	86.4%	15.7	72.7%	0.9	78.9%	9.6	90.8%

	1.1		5.9		0.2		1.0

Interest*	88.4	2.0%	85.5	2.3%	29.8	1.9%	35.6	2.3%
Total
Revenues	4,314.7		3,773.2		1,531.2		1,547.1
Costs	3,118.6	72.3%	2,641.1	70.0%	1,114.8	72.8%	1,068.9	69.1%

	1,196.1		1,132.1		416.4		478.1

Selling, general and administrative*	429.3	10.0%	349.7	9.3%	148.1	9.7%	126.3	8.2%

Income from operations	766.8		782.4		268.3		351.9
Other
Equity earnings from unconsolidated entities	36.7		9.5		7.3		4.2
Interest and other	32.0		26.6		9.7		10.6
Expenses related to early retirement of debt			(4.1)				(4.1)

Income before income taxes	835.5		814.4		285.2		362.6
Income taxes	322.0		318.6		110.6		147.1

Net income	513.4		495.9		174.6		215.5

*	Percentages are based on total revenues.

Note: Amounts may not add due to rounding.

Traditional Home Sales Revenues and Costs

Home sales revenues for the nine months ended July 31, 2006 were higher than those for the comparable period of 2005 by approximately $416.5 million, or 11%. Home sales revenues for the three months ended July 31, 2006 were lower than those for the comparable period of 2005 by approximately $47.6 million, or 3%.

The increase in revenues in the nine-month period ended July 31, 2006, as compared to the comparable period of fiscal 2005, was attributable to a 5% increase in the number of homes delivered and a 6% increase in the average price of the homes delivered. The decrease in the three-month period ended July 31, 2006, as compared to the comparable period of fiscal 2005, was attributable to a 7% decrease in the number of homes delivered offset in part by a 4% increase in the average price of the homes delivered. The increase in the number of homes delivered in the nine-month period ended July 31, 2006, as compared to the comparable period of fiscal 2005, was primarily due to the higher backlog of homes at October 31, 2005 as compared to October 31, 2004, which was primarily the result of a 19% increase in the number of new contracts signed in fiscal 2005 over fiscal 2004. The decrease in the number of homes delivered in the three-month period ended July 31, 2006, as compared to the comparable period of fiscal 2005, was primarily due to the slowdown in new contracts signed in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006 and a significant number of cancellations of contracts of homes to be delivered during the quarter ended July 31, 2006. The increase in the average price of the homes delivered in the fiscal 2006 periods, as compared to the comparable periods of fiscal 2005, was the result of increased selling prices and the delivery of fewer smaller, lower-priced products such as attached homes and age-qualified homes.

Back to Contents

The value of new sales contracts signed was $3.50 billion (4,871 homes) in the nine-month period ended July 31, 2006, a 36% decrease compared to the value of contracts signed in the comparable period of fiscal 2005 of $5.49 billion (7,996 homes). This decrease is attributable to a 39% decrease in the number of new contracts signed, offset in part by a 5% increase in the average value of each contract.

For the three-month period ended July 31, 2006, the value of new sales contracts signed was $1.01 billion (1,400 homes), a 46% decrease compared to the value of contracts signed in the comparable period of fiscal 2005 of $1.87 billion (2,705 homes). This decrease is attributable to a 48% decrease in the number of new contracts signed, offset in part by a 5% increase in the average value of each contract.

We believe this slowdown is attributable to a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale. We attribute the reduction in demand to concerns on the part of prospective home buyers about the direction of home prices, due in part to many homebuilders advertising price reductions and increased sales incentives, and concerns about being able to sell their existing homes. In addition, we believe speculators and investors are no longer helping to fuel demand. We try to avoid selling homes to speculators and we generally do not build unattached homes without having a signed agreement of sale. Nonetheless, we have been impacted by an overall increase in the supply of homes available for sale in many markets as speculators attempt to sell the homes they previously purchased or cancel contracts for homes under construction, and as builders who, as part of their business strategy, were building homes in anticipation of capturing additional sales in a demand driven market attempt to reduce their inventories by lowering prices and adding incentives. In addition, based on the high cancellation rates reported by other builders, and on the increased cancellation rates we have experienced, non-speculative buyer cancellations are also adding to the supply of homes in the marketplace. In the nine-month and three-month periods ended July 31, 2006, our cancellation rates were approximately 12% and 18% of contracts signed, respectively. This compares to our historical average cancellation rate of approximately 7%, and an average cancellation rate of 4.6% in each of fiscal 2005 and 2004.

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

At July 31, 2006, we were selling from 295 communities compared to 230 communities at July 31, 2005 and October 31, 2005. We expect to be selling from approximately 300 communities at October 31, 2006.

At July 31, 2006, our backlog of traditional homes under contract was $5.18 billion (7,362 homes), 18% lower than the $6.29 billion (9,330 homes) backlog at July 31, 2005. The decrease in backlog at July 31, 2006 compared to the backlog at July 31, 2005 is primarily attributable to the decrease in the value and number of new contracts signed in the nine-month period ended July 31, 2006 as compared to the comparable period of fiscal 2005, and by higher deliveries in the nine-month period ended July 31, 2006 as compared to the comparable period of fiscal 2005, offset in part by a higher backlog at October 31, 2005 as compared to the backlog at October 31, 2004.

Home costs before interest expense as a percentage of home sales revenue were higher in the nine-month and three-month periods ended July 31, 2006 as compared to the comparable periods of fiscal 2005. The increases were largely the result of the costs of land and construction increasing faster then selling prices, higher sales incentives given on the homes delivered in the fiscal 2006 periods as compared to those delivered in the fiscal 2005 periods, higher overhead costs and higher inventory write-offs. We recognized $37.0 million and $23.9 million of write-offs of costs related to current and future communities in the nine-month and three-month periods ended July 31, 2006, respectively, as compared to $3.7 million and $1.2 million in the comparable periods of fiscal 2005. The write-offs in the nine-month period ended July 31, 2006 were attributable primarily to the write-off of deposits and predevelopment costs attributable to a number of land purchase contracts that we decided not to go forward with and the write-down of the carrying cost of several communities in Michigan and Massachusetts. The write-offs in the three-month period ended July 31, 2006 were attributable primarily to the write-off of deposits and predevelopment costs attributable to a number of land purchase contracts that we decided not to go forward with and the write-down of the carrying cost of one community in Michigan.

Back to Contents

As we stated in the guidance we provided on August 22, 2006 (which is not being reconfirmed or updated in this Form 10-Q), based on the size of our current backlog and the expected demand for our product, we believe that: we will deliver between 8,600 and 8,900 homes in fiscal 2006 and that the average delivered price of those homes will be between $685,000 and $690,000; for the full 2006 fiscal year, we expect that home costs before interest expense as a percentage of home sales revenues will be between 69.9% and 70.0% as compared to 67.8% for the full 2005 fiscal year; and in the fiscal year ending October 31, 2007, we expect to deliver between 7,000 and 8,000 homes at an average delivered price of between $635,000 and $645,000.

Percentage of Completion Revenues and Costs

We are developing several projects for which we are recognizing revenues and costs using the percentage of completion method of accounting. Revenues and costs of individual projects are recognized on the individual project’s aggregate value of units for which home buyers have signed binding agreements of sale and are based on the percentage of total estimated construction costs that have been incurred. Total estimated revenues and construction costs are reviewed periodically and any change is applied to current and future periods. We began recognizing revenue and costs using percentage of completion accounting on several projects in fiscal 2006. In the nine-month and three-month periods ended July 31, 2006, we recognized $138.7 million and $41.2 million of revenues, respectively, and $110.5 million and $32.0 million of costs before interest expense, respectively, on these projects. At July 31, 2006, our backlog of homes in communities that we account for using the percentage of completion method of accounting was $413.6 million compared to $142.5 million at July 31, 2005.

The guidance we gave on August 22, 2006 stated that, for the full 2006 fiscal year, we believe that, revenues recognized under the percentage of completion accounting method will be between $215 million and $220 million and costs before interest expense will be approximately 79.0% of revenues, and that, in the fiscal year ending October 31, 2007, we expect to recognize between $450 million and $550 million of revenues under the percentage of completion accounting method.

Land Sales Revenues and Costs

We are developing several communities in which we expect to sell a portion of the land to other builders or entities. The amount and profitability of land sales will vary from period to period depending upon the timing of the sale and delivery of the specific land parcels. In the nine-month and three-month periods ended July 31, 2006, land sales were $7.9 million and $1.1 million, respectively. Cost of land sales before interest expense was approximately $6.8 million and $.9 million in the nine-month and three-month periods ended July 31, 2006, respectively. In the nine-month and three-month periods ended July 31, 2005, land sales were $21.6 million and $10.6 million, respectively. Cost of land sales before interest expense was $15.7 million and $9.6 million in the nine-month and three-month periods ended July 31, 2005, respectively.

The guidance we gave on August 22, 2006 stated that, for the full fiscal 2006 year, land sales are expected to be approximately $12.4 million, and cost of land sales before interest expense is expected to be approximately 87.7 % of land sales revenue.

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

Interest expense as a percentage of revenues was slightly lower in the nine-month and three-month periods ended July 31, 2006 as compared to the comparable periods of fiscal 2005.

Back to Contents

The guidance we gave on August 22, 2006 stated that, for the full 2006 fiscal year, we expect interest expense as a percentage of total revenues to be approximately 2.1%.

Selling, General and Administrative Expenses (“SG&A”)

SG&A spending increased by $79.6 million, or 23%, in the nine-month period ended July 31, 2006, and by $21.8 million, or 17%, in the three-month period ended July 31, 2006, in each case as compared to the comparable periods of fiscal 2005. The increased spending in both the nine-month and three-month periods was principally due to the costs incurred to support the increase in revenues in the nine month period of fiscal 2006 over the comparable period of fiscal 2005; the costs associated with the increase in the number of selling communities that we had during both periods of fiscal 2006 as compared to the comparable periods of fiscal 2005; and the expensing of stock option awards pursuant to SFAS 123R in both periods of fiscal 2006, which expense we did not have in the comparable periods of fiscal 2005. During the nine-month and three-month periods ended July 31, 2006, we recognized $21.5 million and $5.3 million of expense, respectively, related to stock option awards.

The guidance we gave on August 22, 2006 stated that, for the full 2006 fiscal year, we expect that SG&A as a percentage of revenues will be between 9.5% and 9.6% of revenues as compared to 8.3% for the full 2005 fiscal year.

Equity Earnings from Unconsolidated Entities

We are a participant in several joint ventures with unrelated parties and in the Trust and Trust II. We recognize our proportionate share of the earnings from these entities. See Note 3 to the Condensed Consolidated Financial Statements, “Investments in and Advances to Unconsolidated Entities” for more information regarding our investments in and commitments to these entities. Many of our joint ventures are land development projects or high-rise/mid-rise construction projects and do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, the joint ventures will generally, over a relatively short period of time, generate revenues and earnings until all the assets of the entities are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from quarter to quarter and year to year. In the nine-month and three-month periods ended July 31, 2006, we recognized $36.7 million and $7.3 million, respectively, of earnings from unconsolidated entities as compared to $9.5 million and $4.2 million in the comparable periods of fiscal 2005.

The guidance we gave on August 22, 2006 stated that, for fiscal 2006, we expect to recognize approximately $49.0 million of earnings from our investments in these joint ventures and in the Trust and Trust II.

Interest and Other Income

For the nine months ended July 31, 2006, interest and other income was $32.0 million, an increase of $5.4 million from the $26.6 million recognized in the comparable period of fiscal 2005. The increase was primarily the result of higher management and construction fee income, higher forfeited customer deposits and higher interest income, offset, in part, by lower broker fees and lower income realized from our ancillary businesses recognized in the fiscal 2006 period as compared to the comparable period of fiscal 2005.

For the three months ended July 31, 2006, interest and other income was $9.7 million, a decrease of $.9 million from the $10.6 million recognized in the comparable periods of fiscal 2005. The decrease was primarily the result of lower interest income, income realized from our ancillary businesses and brokerage fee income, offset, in part, by higher forfeited customer deposits and higher management and construction fee income recognized in the fiscal 2006 period compared to the comparable period of fiscal 2005.

The guidance we gave on August 22, 2006 stated that, for the full 2006 fiscal year, we expect interest and other income to be approximately $39.0 million compared to $41.2 million in fiscal 2005.

Back to Contents

Income before Income Taxes

For the nine-month period ended July 31, 2006, income before taxes was $835.5 million, a 3% increase over the $814.4 million realized in the comparable period of fiscal 2005. For the three-month period ended July 31, 2006, income before taxes was $285.2 million, a 21% decrease over the $362.6 million realized in the comparable period of fiscal 2005. The guidance we gave on August 22, 2006 stated that, for the full 2006 fiscal year, we expect income before income taxes to be between $1.19 billion and $1.24 billion.

Income Taxes

Income taxes were provided at an effective rate of 38.5% and 38.8% for the nine-month and three-month periods ended July 31, 2006, respectively, compared to 39.1% and 40.6% for the comparable periods of fiscal 2005. The difference in rates in fiscal 2006 periods as compared to the comparable periods of fiscal 2005 was primarily due to a manufacturing tax credit that we first became eligible for in fiscal 2006, the reversal of prior year tax provisions in the fiscal 2006 periods that we no longer needed due to the expiration of tax statutes, the recognition of estimated interest expense, net of estimated interest income in the fiscal 2006 periods on expected tax assessments and recoveries due to ongoing tax audits and the effect on the fiscal 2005 periods rates due to recomputing our net deferred tax liability, resulting from the change in our Base Rate from 37% at October 31, 2004 to 39.1% at July 31, 2005.

The guidance we gave on August 22, 2006 stated that, for the full fiscal 2006 year, we expect that our effective tax rate will be approximately 38.7% as compared to 39.1% in fiscal 2005.

CAPITAL RESOURCES AND LIQUIDITY

Funding for our business has been provided principally by cash flow from operating activities, unsecured bank borrowings and the public debt and equity markets. We have used our cash flow from operating activities, bank borrowings and the proceeds of public debt and equity offerings to acquire additional land for new communities, fund additional expenditures for land development, fund construction costs needed to meet the requirements of our backlog and the increasing number of communities in which we are offering homes for sale, invest in unconsolidated entities, repurchase our stock, and repay debt.

Cash flow from operating activities decreased in the nine-month period ended July 31, 2006 as compared to the comparable period of fiscal 2005. This decrease was primarily the result of increased inventory levels and the increase in contracts receivable related to projects that are using percentage of completion accounting, offset in part by our revenue growth in the fiscal 2006 period as compared to the fiscal 2005 period.

We expect that our inventory of land and land development costs will continue to increase and we are currently negotiating and searching for additional opportunities to obtain control of land for future communities. At July 31, 2006, the aggregate purchase price of land parcels under option and purchase agreements was approximately $3.74 billion (including approximately $1.17 billion of land to be acquired from joint ventures which we have invested in, made advances to or made loan guarantees on behalf of) of which we had paid or deposited approximately $194.6 million. In addition, we expect contracts receivable to continue to increase as we add additional projects that are accounted for using the percentage of completion accounting method and as more revenues are recognized under existing projects accounted for under the percentage of completion accounting method. We do not expect to deliver any of the homes in current projects accounted for using the percentage of completion method of accounting until fiscal 2007.

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

Back to Contents

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

In March 2006, we amended and extended our unsecured revolving credit facility and added a $300 million term loan facility. The amended revolving credit facility provides borrowing of up to $1.5 billion and extends to March 2011. At July 31, 2006, interest was payable on borrowings under the revolving credit facility at 0.475% (subject to adjustment based upon our debt ratings and leverage ratio) above the Eurodollar rate or other specified variable rates as selected by us from time to time. At July 31, 2006, we had no borrowings outstanding against the revolving credit facility, but had approximately $351.5 million of letters of credit outstanding under it. The $300 million term loan extends to March 2011 and interest is payable on borrowings under the term loan at 0.50% (subject to adjustment based upon our debt ratings and leverage ratio) above the Eurodollar rate or other specified variable rates as selected by us from time to time. Prior to the amendment to the revolving credit facility and entering into the term loan, we had periodically elected to maintain a loan balance outstanding on the revolving credit facility although we had significant amounts of available cash and cash equivalents.

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

We believe that we will be able to continue to fund our expected growth and meet our contractual obligations through a combination of existing cash resources, cash flow from operating activities, our existing sources of credit and access to the public debt and equity markets.

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

Back to Contents

HOUSING DATA

Revenues

	Three months ended July 31,

	2006	2005	2006	2005

Region	Units	Units	$ millions	$ millions

Northeast (CT, MA, NJ, NY, RI)	411	310	276.8	184.0
Mid-Atlantic (DE, MD, PA, VA)	678	886	447.4	554.4
Midwest (IL, MI)	105	178	74.6	110.7
Southeast (FL, NC, SC)	371	236	212.7	139.0
Southwest (AZ, CO, NV, TX)	459	361	308.0	239.2
West (CA)	133	339	169.4	309.2

Total traditional	2,157	2,310	1,488.9	1,536.5
Percentage of completion *	—	—	41.2	—

Total consolidated entities	2,157	2,310	1,530.1	1,536.5
Unconsolidated entities	23	57	14.2	25.7

	2,180	2,367	1,544.3	1,562.2

New Contracts

	Three months ended July 31,

	2006	2005	2006	2005

Region	Units	Units	$ millions	$ millions

Northeast (CT, MA, NJ, NY, RI)	222	431	146.4	280.0
Mid-Atlantic (DE, MD, PA, VA, WV)	476	758	309.5	522.9
Midwest (IL, MI, MN)	130	149	90.4	108.4
Southeast (FL, NC, SC)	176	593	120.8	330.9
Southwest (AZ, CO, NV, TX)	238	544	197.4	391.7
West (CA)	158	230	149.5	238.2

Total traditional	1,400	2,705	1,014.0	1,872.1
Percentage of completion *	43	41	36.3	44.1

Total consolidated entities	1,443	2,746	1,050.3	1,916.2
Unconsolidated entities	30	111	19.2	63.4

	1,473	2,857	1,069.5	1,979.6

Backlog

	At July 31,

	2006	2005	2006	2005

Region	Units	Units	$ millions	$ millions

Northeast (CT, MA, NJ, NY, RI)	1,013	1,420	697.2	922.0
Mid-Atlantic (DE, MD, PA, VA, WV)	1,951	2,639	1,306.5	1,750.8
Midwest (IL, MI, MN)	482	505	329.4	358.3
Southeast (FL, NC, SC)	1,597	2,009	920.7	1,052.1
Southwest (AZ, CO, NV, TX)	1,651	1,926	1,246.1	1,315.1
West (CA)	668	831	677.1	893.0

Total traditional	7,362	9,330	5,177.0	6,291.3

Percentage of completion *
Undelivered	663	160	552.3	142.5
Revenue recognized	—	—	(138.7)	—

Net percentage of completion	663	160	413.6	142.5

Total consolidated entities	8,025	9,490	5,590.6	6,433.8
Unconsolidated entities	19	237	12.6	149.4

	8,044	9,727	5,603.2	6,583.2

Back to Contents

Revenues

	Nine months ended July 31,

	2006	2005	2006	2005

Region	Units	Units	$ millions	$ millions

Northeast (CT, MA, NJ, NY, RI)	1,070	793	698.1	447.6
Mid-Atlantic (DE, MD, PA, VA)	1,954	2,308	1,295.5	1,400.0
Midwest (IL, MI, MN)	329	414	232.6	256.8
Southeast (FL, NC, SC)	1,160	588	634.3	328.7
Southwest (AZ, CO, NV, TX)	1,177	914	821.8	584.0
West (CA)	409	795	485.8	734.5

Total traditional	6,099	5,812	4,168.1	3,751.6
Percentage of completion *	—	—	138.7	—

Total consolidated entities	6,099	5,812	4,306.8	3,751.6
Unconsolidated entities	167	207	95.3	90.5

	6,266	6,019	4,402.1	3,842.1

New Contracts

	Nine months ended July 31,

	2006	2005	2006	2005

Region	Units	Units	$ millions	$ millions

Northeast (CT, MA, NJ, NY, RI)	731	1,185	493.4	770.0
Mid-Atlantic (DE, MD, PA, VA, WV)	1,575	2,702	1,035.6	1,778.5
Midwest (IL, MI, MN)	368	473	243.0	330.8
Southeast (FL, NC, SC)	737	1,434	477.9	794.0
Southwest (AZ, CO, NV, TX)	979	1,489	758.8	1,049.5
West (CA)	481	713	492.7	762.9

Total traditional	4,871	7,996	3,501.4	5,485.7
Percentage of completion *	283	104	253.0	78.2

Total consolidated entities	5,154	8,100	3,754.4	5,563.9
Unconsolidated entities	83	270	51.9	164.1

	5,237	8,370	3,806.3	5,728.0

*	Mid- and High-Rise projects that are accounted for under the percentage of completion method.

PERCENTAGE OF COMPLETION DATA

Revenues

	Three months ended July 31,

	2006	2005	2006	2005

Region	Units	Units	$ millions	$ millions

Northeast			25.9
Southeast			15.3

Total			41.2

New Contracts

	Three months ended July 31,

	2006	2005	2006	2005

Region	Units	Units	$ millions	$ millions

Northeast	34	28	32.2	15.0
Mid-Atlantic	4		1.4
Midwest	4		1.2
Southeast	1	13	1.5	29.1

Total	43	41	36.3	44.1

Back to Contents

Backlog

	At July 31,

	2006	2005	2006	2005

Region	Units	Units	$ millions	$ millions

Northeast	507	88	396.3	44.5
Mid-Atlantic	52		21.3
Midwest	4		1.2
Southeast	77	72	115.8	98.0
Southwest	23		17.7
Less revenue recognized	—		(138.7)

Total	663	160	413.6	142.5

Revenues

	Nine months ended July 31,

	2006	2005	2006	2005

Region	Units	Units	$ millions	$ millions

Northeast			88.0
Southeast			48.4
Southwest			2.3

Total			138.7

New Contracts

	Nine months ended July 31,

	2006	2005	2006	2005

Region	Units	Units	$ millions	$ millions

Northeast	236	88	213.4	44.5
Mid-Atlantic	22		8.4
Midwest	4		1.2
Southeast	5	16	17.8	33.7
Southwest	16		12.2

Total	283	104	253.0	78.2

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

The table below sets forth, at July 31, 2006, our debt obligations by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):

	Fixed-Rate Debt		Variable-Rate Debt (1)(2)

Fiscal Year of Expected Maturity	Amount	Weighted - Average Interest Rate	Amount	Weighted- Average Interest Rate

2006	$95,478	7.47%	$83,602	6.46%
2007	78,779	6.54%	124,671	6.24%
2008	28,662	5.17%	150	3.68%
2009	3,178	6.34%	150	3.68%
2010	800	10.00%	150	3.68%
Thereafter	1,571,022	6.31%	312,995	5.79%
Discount	(9,118)

Total	$1,768,801	6.65%	$521,718	6.01%

Fair value at July 31, 2006	$1,701,219		$521,718

Back to Contents

(1)

We have a $1.8 billion credit facility consisting of a $1.5 billion, unsecured revolving credit facility and a $300 million term loan facility (collectively, the “Credit Facility”) with 31 banks, which extends to March 17, 2011. At July 31, 2006, interest was payable on borrowings under the revolving credit facility at 0.475% (subject to adjustment based upon our debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At July 31, 2006, we had no outstanding borrowings against the revolving credit facility, but had letters of credit of approximately $351.5 million outstanding under it. Under the term loan facility, interest is payable at 0.50% (subject to adjustment based upon our debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At July 31, 2006, interest was payable on the term loan at 5.88%.

(2)

One of our subsidiaries has a $125 million line of credit with four banks to fund mortgage originations. The line is due within 90 days of demand by the banks and bears interest at the banks’ overnight rate plus an agreed upon margin. At July 31, 2006, the subsidiary had $83.6 million outstanding under the line at an average interest rate of 6.46%. Borrowing under this line is included in the 2006 fiscal year maturities.

Based upon the amount of variable rate debt outstanding at July 31, 2006 and holding the variable rate debt balance constant, each one percentage point increase in interest rates would increase our interest costs by approximately $5.2 million per year.

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

There has not been any change in internal control over financial reporting during our quarter ended July 31, 2006 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various claims and litigation arising principally in the ordinary course of business. We believe that the disposition of these matters will not have a material adverse effect on our business or our financial condition.

In January 2006, we received a request for information pursuant to Section 308 of the Clean Water Act from Region 3 of the Environmental Protection Agency (the “EPA”) requesting information about storm water discharge practices in connection with our homebuilding projects in the states that comprise EPA Region 3. To the extent the EPA’s review were to lead the EPA to assert violations of state and/or federal regulatory requirements and request injunctive relief and/or civil penalties, we would defend and attempt to resolve any such asserted violations. At this time we cannot predict the outcome of the EPA’s review.

There are no other proceedings required to be disclosed pursuant to Item 103 of Regulation S-K.

Back to Contents

ITEM 1A. RISK FACTORS

There has been no material change in our risk factors as previously disclosed in our Form 10-K for the fiscal year ended October 31, 2005 in response to Item 1A to Part I of such Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended July 31, 2006 we repurchased the following shares of our common stock (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)

May 1, 2006 through May 31, 2006	1,117	$28.90	1,117	12,679
June 1, 2006 through June 30, 2006	560	$27.52	560	12,119
July 1, 2006 through July 31, 2006	3	$24.63	3	12,116

Total	1,680	$28.43	1,680

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

Our bank credit agreement requires us to maintain a minimum tangible net worth (as defined in the credit agreement), which restricts the amount of dividends we may pay. In addition, our senior subordinated notes contain restrictions on the amount of dividends we may pay on our common stock. At July 31, 2006, under the most restrictive of these provisions, we could have paid up to approximately $960 million of cash dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

Back to Contents

ITEM 6. EXHIBITS

3.1

By-laws of Toll Brothers, Inc., As Amended and Restated June 15, 2006, are hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2006.

4.1*	Twelfth Supplemental Indenture dated as of April 30, 2006 by and among the parties listed on Schedule I thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee.

10.1*	Toll Brothers, Inc. Supplemental Executive Retirement Plan, as amended and restated, effective as of June 15, 2006.

10.2*	Amendment to the Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, effective as of January 1, 2005.

31.1*	Certification of Robert I. Toll pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Joel H. Rassman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Robert I. Toll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Joel H. Rassman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC. (Registrant)
Date: September 1, 2006	By:	Joel H. Rassman

Joel H. Rassman Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

Date: September 1, 2006	By:	Joseph R. Sicree

Joseph R. Sicree Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)