Form 10-K
period 2006-10-31
TOLL BROTHERS INC
filed 2007-01-05
CIK 794170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from      to

Commission file number 1-9186

TOLL BROTHERS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	23-2416878
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Gibraltar Road, Horsham, Pennsylvania	19044
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (215) 938-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock (par value $.01)*	New York Stock Exchange and NYSE ARCA (formerly the Pacific Exchange)
Guarantee of Toll Brothers Finance Corp. 6.875% Senior Notes due 2012	New York Stock Exchange
Guarantee of Toll Brothers Finance Corp. 5.95% Senior Notes due 2013	New York Stock Exchange
Guarantee of Toll Brothers Finance Corp. 4.95% Senior Notes due 2014	New York Stock Exchange
Guarantee of Toll Brothers Finance Corp. 5.15% Senior Notes due 2015	New York Stock Exchange

*	Includes associated Right to Purchase Series A Junior Participating Preferred Stock.

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

Large accelerated filer       Accelerated filer       Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No

As of April 30, 2006, the aggregate market value of the Common Stock held by non-affiliates (all persons other than executive officers and directors of Registrant) of the Registrant was approximately $4,053,426,000.

As of December 31, 2006, there were approximately 154,456,000 shares of Common Stock outstanding.

Documents Incorporated by Reference: Portions of the proxy statement of Toll Brothers, Inc. with respect to the 2007 Annual Meeting of Stockholders, scheduled to be held on March 14, 2007, are incorporated by reference into Part III of this report.

Back to Contents

PART I

ITEM 1. BUSINESS

General

Toll Brothers, Inc., a Delaware corporation formed in May 1986, began doing business through predecessor entities in 1967. When this report uses the words “we,” “us,” and “our,” they refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires.

We design, build, market and arrange financing for single-family detached and attached homes in luxury residential communities. We are also involved, directly and through joint ventures, in projects where we are building, or converting existing rental apartment buildings into, high-, mid- and low-rise luxury homes. We cater to move-up, empty-nester, active-adult, age-qualified and second-home buyers in 21 states of the United States. In the five years ended October 31, 2006, we delivered 33,338 homes from 570 communities, including 8,601 homes from 350 communities in fiscal 2006.

Our traditional, single-family communities are generally located on land we have either developed or acquired fully approved and, in some cases, improved. Currently, we operate in the major suburban and urban residential areas of:

•	the Philadelphia, Pennsylvania metropolitan area

•	the Lehigh Valley area of Pennsylvania

•	central and northern New Jersey

•	the Virginia and Maryland suburbs of Washington, D.C.

•	the Baltimore, Maryland metropolitan area

•	the Eastern Shore of Maryland and Delaware

•	the Boston, Massachusetts metropolitan area

•	the Providence, Rhode Island metropolitan area

•	Fairfield, Hartford and East Hampton Counties, Connecticut

•	Westchester, Dutchess, Putnam, Orange and Rockland Counties of New York

•	the boroughs of Manhattan, Brooklyn and Queens in New York City

•	the Los Angeles and San Diego, California metropolitan areas

•	the San Francisco Bay, Sacramento and San Jose areas of northern California

•	the Palm Springs, California area

•	the Phoenix and Tucson, Arizona metropolitan areas

•	the Raleigh and Charlotte, North Carolina metropolitan areas

•	the Dallas, Austin and San Antonio, Texas metropolitan areas

•	the southeast and southwest coasts and the Jacksonville, Orlando and Tampa areas of Florida

•	the Las Vegas and Reno, Nevada metropolitan areas

•	the Detroit, Michigan metropolitan area

•	the Chicago, Illinois metropolitan area

•	the Denver, Colorado metropolitan area

•	the Hilton Head area of South Carolina

•	the Minneapolis/St. Paul, Minnesota metropolitan area

•	the Martinsburg, West Virginia area

Back to Contents

We continue to explore additional geographic areas for expansion.

We operate our own land development, architectural, engineering, mortgage, title, security monitoring, landscaping, lumber distribution, house component assembly, and manufacturing operations. We also develop, own and operate golf courses and country clubs associated with several of our master planned communities.

At October 31, 2006, we were operating from 398 communities containing approximately 31,910 home sites that we owned or controlled through options. Of the 31,910 home sites, 25,377 were available for sale and 6,533 were under agreement of sale but not yet delivered (“backlog”). Of the 398 communities, 300 were offering homes for sale, 14 had been offering homes for sale but were temporarily closed due to the lack of availability of improved home sites or were in the process of preparing to open for sale and 84 were sold out but not all homes had been completed and delivered. At October 31, 2006, we also owned or controlled through options approximately 41,858 home sites in 300 proposed communities. We expect to be selling from approximately 340 communities by October 31, 2007. Of the approximately 73,800 total home sites that we owned or controlled through options at October 31, 2006, we owned approximately 41,800.

At October 31, 2006, we were offering single-family detached homes in 207 communities at prices, excluding customized options and lot premiums, generally ranging from $280,000 to $2,128,000, with an average base sale price of $688,000. At that date, we were offering attached homes in 93 communities at prices, excluding customized options and lot premiums, generally ranging from $200,000 to $2,577,000, with an average base sale price of $498,000 and with some units offered at prices significantly higher than $2,577,000. On average, our home buyers added approximately 21%, or $121,000 per home, in customized options and lot premiums to the base price of homes delivered in fiscal 2006.

We had backlogs of $4.49 billion (6,533 homes) at October 31, 2006 and $6.01 billion (8,805 homes) at October 31, 2005. Backlog at October 31, 2006 has been reduced by $170.1 million for revenue we recognized using the percentage of completion accounting method. We expect to deliver by October 31, 2007 approximately 92% of the homes in backlog at October 31, 2006.

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

For information and analyses of recent trends in our operations and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below, and for financial information about our revenues, earnings, assets, liabilities, stockholders’ equity and cash flows, please see the accompanying consolidated financial statements and notes thereto in Item 8 below.

Back to Contents

Our Communities

Our communities are generally located in affluent suburban areas near major highways providing access to major cities. We are also operating in the affluent urban markets of Hoboken and Jersey City, New Jersey; New York City, New York; and Philadelphia, Pennsylvania. We currently operate in 21 states around the country. The following table lists the states in which we operate and the fiscal years in which we or our predecessors commenced operations:

State	Fiscal Year of Entry

Pennsylvania	1967
New Jersey	1982
Delaware	1987
Massachusetts	1988
Maryland	1988
Virginia	1992
Connecticut	1992
New York	1993
California	1994
North Carolina	1994
Texas	1995
Florida	1995
Arizona	1995
Nevada	1998
Illinois	1998
Michigan	1999
Rhode Island	2000
Colorado	2001
South Carolina	2002
Minnesota	2005
West Virginia	2006

We market our high-quality single-family homes to “upscale” luxury home buyers, generally comprised of those persons who have previously owned a principal residence and who are seeking to buy a larger home – the so-called “move-up” market. We believe our reputation as a developer of homes for this market enhances our competitive position with respect to the sale of our smaller, more moderately priced detached homes, as well as our attached homes.

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

In 1999, we opened for sale our first active-adult, age-qualified community for households in which at least one member is 55 years of age. We are currently selling from 18 such communities and expect to open additional age-qualified communities during the next few years. In fiscal 2006, approximately 7% of the value of new contracts signed was in active-adult communities.

We also sell homes in the second-home market. We have been selling homes in this market for several years and currently offer them in Arizona, California, Delaware, Florida, Maryland, Nevada, Pennsylvania and South Carolina.

In order to serve a growing market of affluent move-up families, empty-nesters and young professionals seeking to live in or close to major cities, we have developed and/or are developing a number of high-density, high-, mid- and low-rise urban luxury communities and are in the process of converting several for-rent apartment buildings to condominiums. These communities, which we are currently developing on our own or through joint ventures, are located in Phoenix, Arizona; Dublin, California; Singer Island, Florida; Bloomingdale, Illinois; North Bethesda, Maryland; Hoboken and Jersey City, New Jersey; Philadelphia, Pennsylvania and its suburbs; the boroughs of Manhattan, Brooklyn and Queens, New York; and Leesburg, Virginia.

We continue to believe that the demographics of our move-up, empty-nester, active-adult, age-qualified and second-home up-scale markets will provide us with the potential for growth in the coming decade. According to the U.S. Census Bureau, the number of households earning $100,000 or more (in constant 2005 dollars) now stands at 19.7  million households, approximately 17.2% of all households. This group has grown at six times the rate of increase of all U.S. households since 1980. According to Claritas, Inc., a

Back to Contents

provider of demographic information, approximately 9.1 million of these households are located in our current markets. According to Harvard University, the number of projected new household formations over the next ten years will be approximately 14.6 million. In addition, American Demographics Magazine predicts that, as the baby boomers mature and become more affluent, second-home ownership will grow from approximately 6.4 million homes in 2000 to an estimated 10 million homes in 2010.

The largest group of baby boomers, the more than four million born annually between 1954 and 1964, are now in their peak move-up home buying years. The leading edge of the baby boom generation is now in its late 50’s and early 60’s and part of the empty-nester market. The number of households with persons 55 to 64 years old, the focus of our age-qualified communities, is projected to increase by over 47% between the year 2000 and the year 2010 according to the U.S. Census Bureau.

We develop individual stand-alone communities as well as multi-product master planned communities. We currently have 27 master planned communities and expect to open several additional such communities during the next few years. Our master planned communities, many of which include golf courses and other country club-type amenities, enable us to offer multiple home types and sizes to a broad range of move-up, empty-nester, active-adult and second-home buyers. We realize efficiencies from shared common costs such as land development and infrastructure over the several communities within the master planned community. We currently have master planned communities in Arizona, California, Florida, Illinois, Maryland, Michigan, Nevada, New Jersey, North Carolina, Pennsylvania, South Carolina, Texas and Virginia.

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

In all of our communities, a wide selection of options is available to purchasers for additional charges. The number and complexity of options typically increase with the size and base selling price of our homes. Major options include additional garages, guest suites and other additional rooms, finished lofts and extra fireplaces. On average, options purchased by our home buyers, including lot premiums, added approximately 21%, or $121,000 per home, to the base price of homes delivered in fiscal 2006.

Back to Contents

The general range of base sales prices for our different lines of homes at October 31, 2006, was as follows:

Detached homes
Move-up	$280,000	—	$1,072,000
Executive	280,000	—	1,002,000
Estate	378,000	—	2,128,000
Active-adult, age-qualified	286,000	—	579,000
Attached homes
Flats	$214,000	—	$729,000
Townhomes/Carriage homes	200,000	—	712,000
Active-adult, age-qualified	232,000	—	723,000
High-Rise/Mid-Rise	276,000	—	2,577,000

We offer some of our single-family attached units at prices that are considerably higher than $2.6 million.

Contracts for the sale of homes are at fixed-prices. The prices at which homes are offered in a community generally have increased during the period in which that community is offering homes for sale; however, there can be no assurance that sales prices will increase in the future.

We offer some of the same basic home designs in similar communities. However, we are continuously developing new designs to replace or augment existing ones to ensure that our homes reflect current consumer tastes. We use our own architectural staff, and also engage unaffiliated architectural firms, to develop new designs. During the past year, we introduced 112 new single-family detached models, 82 new single-family attached models and 81 new condominium models.

We operate in the following four geographic segments around the United States: the North, consisting of Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Hampshire, New Jersey, New York, Ohio and Rhode Island; the Mid-Atlantic, consisting of Delaware, Maryland, Pennsylvania, Virginia and West Virginia; the South, consisting of Florida, North Carolina, South Carolina, Tennessee and Texas; and the West, consisting of Arizona, California, Colorado and Nevada. We stopped selling homes in Tennessee, New Hampshire and Ohio in fiscal 2004, 2004 and 2005, respectively, and delivered our last home in each of those states in fiscal 2004, 2004 and 2006, respectively. The operations in these states were immaterial to the applicable geographic segment.

The following table summarizes by each geographic segment closings and new contracts signed during fiscal 2006, 2005 and 2004, and backlog at October 31, 2006, 2005 and 2004 (dollars in millions):

	Closings

Geographic Segment	2006 Units	2005 Units	2004 Units	2006 (a)	2005	2004

North	1,983	1,870	1,494	$1,444.2	$1,126.3	$846.9
Mid-Atlantic	2,697	3,290	2,398	1,777.5	2,056.6	1,252.5
South	2,017	1,312	964	1,184.6	701.4	462.5
West	1,904	2,297	1,771	1,709.0	1,875.0	1,277.6

Total	8,601	8,769	6,627	$6,115.3	$5,759.3	$3,839.5

(a)	Includes percentage of completion revenues of $110.3 million and $59.8 million in the North and South, respectively.

	Contracts

Geographic Segment	2006 Units	2005 Units	2004 Units	2006	2005	2004

North	1,673	2,297	1,742	$1,177.3	$1,517.8	1,048.2
Mid-Atlantic	1,942	3,405	2,969	1,262.8	2,263.6	1,787.8
South	1,294	2,329	1,356	800.3	1,306.3	746.4
West	1,255	2,341	2,617	1,220.3	2,064.7	2,059.1

Total	6,164	10,372	8,684	$4,460.7	$7,152.4	$5,641.5

Back to Contents

	Backlog at October 31,

Geographic Segment	2006 Units	2005 Units	2004 Units	2006	2005	2004

North	1,756	1,901	1,474	$1,247.1	$1,275.3	$883.9
Mid-Atlantic	1,605	2,360	2,245	1,064.7	1,579.4	1,372.4
South	1,667	2,390	880	1,010.4	1,334.9	542.3
West	1,505	2,154	2,110	1,336.3	1,825.0	1,635.3
less, revenue recognized				(170.1)

Total	6,533	8,805	6,709	$4,488.4	$6,014.6	$4,433.9

Included in our backlog at October 31, 2006 is $440.0 million (732 units) in buildings that are accounted for under the percentage of completion accounting method or in high-, mid- and low-rise buildings that have a construction period substantially in excess of our normal building cycle. The $440.0 million of backlog is net of $170.1 million of revenue recognized under the percentage of completion accounting method.

The following table summarizes certain information with respect to our residential communities under development (excluding joint ventures) at October 31, 2006:

Geographic Segment	Total Number of Communities	Number of Selling Communities	Homes Approved	Homes Closed	Homes Under Contract and Not Closed	Homesites Available

North	106	77	12,693	5,049	1,756	5,888
Mid-Atlantic	116	91	17,669	7,647	1,605	8,417
South	92	70	12,329	3,759	1,667	6,903
West	84	62	9,689	4,015	1,505	4,169

Total	398	300	52,380	20,470	6,533	25,377

At October 31, 2006, significant site improvements had not commenced on approximately 10,700 of the 25,377 available home sites. Of the 25,377 available home sites, 3,916 were not yet owned by us but were controlled through options.

Of the 398 communities under development at October 31, 2006, 300 were offering homes for sale, 14 had been offering homes but were temporarily closed at October 31, 2006 due to the unavailability of improved home sites or were in the process of preparing to open, and 84 were sold out but not all homes had been completed and delivered. Of the 300 communities in which homes were being offered for sale at October 31, 2006, 207 were single-family detached-home communities containing a total of 426 homes (exclusive of model homes) under construction but not under contract, and 93 were attached-home communities containing a total of 1,234 homes (exclusive of model homes) under construction but not under contract. Due to the high number of cancellations of contracts by home buyers in fiscal 2006, we have a higher than normal number of homes under construction but not under contract at October 31, 2006. Of the 1,234 homes under construction but not under contract in attached-home communities, 280 were in high- and mid-rise projects, 350 were in two communities that we acquired and were converting to condominium units and 222 were in a large condominium building under construction.

For information regarding revenues, income before income taxes and assets by geographic segment, see Note 13 of the “Notes to Consolidated Financial Statements”, “Information on Business Segments.”

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

Back to Contents

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

We also have investments in four joint ventures that are developing large tracts of land in Arizona and Nevada. Under the terms of the joint venture agreements, we will receive our proportionate share of home sites upon the completion of the development work on the land. For more information regarding these joint ventures, see Note 3 of the “Notes to the Consolidated Financial Statements”, “Investments in and Advances to Unconsolidated Entities.”

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

The following is a summary of the parcels of land that we either owned or controlled through options or purchase agreements at October 31, 2006 for proposed communities, as distinguished from those currently under development:

Geographic Segment	Number of Communities	Number of Homes Planned

North	61	7,422
Mid-Atlantic	113	12,848
South	57	6,138
West	69	15,450

Total	300	41,858

Of the 41,858 planned home sites, at October 31, 2006, we owned 13,814 and controlled through options and purchase agreements 28,044. At October 31, 2006, the aggregate purchase price of land parcels under option and purchase agreements was approximately $2.96 billion (including $1.22 billion of land to be acquired from joint ventures which we have invested in, made advances to or made loan guarantees on behalf of), of which we had paid or deposited approximately $173.1 million and had investments in unconsolidated entities of $164.4 million.

We evaluate all of the land under our control for proposed communities on an ongoing basis for continued economic and market feasibility. During the year ended October 31, 2006, such feasibility analyses resulted in approximately $90.9 million of capitalized costs related to proposed communities being charged to expense because they were no longer deemed to be recoverable.

We have substantial land currently under control for which we have obtained approvals or are seeking approvals (as set forth in the tables above). We devote significant resources to locating suitable land for future development and to obtaining the required approvals on land under our control. There can be no

Back to Contents

assurance that we will be successful in securing the necessary development approvals for the land currently under our control or for land which we may acquire control of in the future or that, upon obtaining such development approvals, we will elect to complete the purchases of land under option or complete the development of land that we own. We generally have been successful in obtaining governmental approvals in the past. Failure to locate sufficient suitable land or to obtain necessary governmental approvals may impair our ability over the long-term to maintain current levels of development activities.

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

Since we build single-family detached and attached homes that generally take less than one year to build, we recognize revenue from these home sales only when title and possession of a home is transferred to the buyer, which usually occurs shortly after home construction is substantially completed. For high-rise/mid-rise projects where the construction time is substantially more than one year and which qualify under Statement of Financial Accounting Standard No. 66 for percentage of completion accounting, revenues and costs of individual communities are recognized on the individual projects’ aggregate value of units for which the home buyers have signed binding agreements of sale, less an allowance for cancellations, and is based on the percentage of total estimated construction costs which have been incurred.

The most significant variable affecting the timing of our revenue stream, other than housing demand, is receipt of final land regulatory approvals. Receipt of approvals permits us to begin the process of obtaining executed sales contracts from home buyers. Although our sales and construction activities vary somewhat by season, which affects the timing of closings, any such seasonal effect is relatively insignificant compared to the effect of the timing of receipt of final governmental approvals on the timing of closings.

Subcontractors perform all home construction and land development work, generally under fixed-price contracts. We act as a general contractor and directly purchase some, but not all, of the building supplies we require. See “Manufacturing/Distribution Facilities” in Item 2. While we have experienced some shortages, from time to time, in the availability of subcontractors in some markets, we do not anticipate any material effect from these shortages on our home building operations.

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

We maintain insurance, subject to deductibles and self-insured amounts, to protect us against various risks associated with our activities, including, among others, general liability, “all-risk” property, workers’ compensation, automobile and employee fidelity. We accrue for our expected costs associated with the deductibles and self-insured amounts.

Back to Contents

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

We have a two-step sales process. The first step takes place when a potential home buyer visits one of our communities and decides to purchase one of our homes, at which point the home buyer signs a non-binding deposit agreement and provides a small, refundable deposit. This deposit will reserve, for a short period of time, the home site or unit that the home buyer has selected and will lock in the base price of the home. Deposit rates are tracked on a weekly basis to help us monitor the strength or weakness in demand in each of our communities. If demand for homes in a particular community is strong, senior management will determine whether the base selling prices in that community should be increased, whereas if demand for the homes in a particular community is weak, we may determine whether sales incentives and/or discounts on home prices should be added to the community’s sales effort. Because these deposit agreements are non-binding, they are not recorded as signed contracts, nor are they recorded in backlog (homes under contract but not yet delivered to home buyers as of the reporting date).

The second step in the sales process occurs when the home buyer and we actually sign a binding agreement of sale and the home buyer typically gives us a cash down payment which, historically, has been approximately 7%, on average, of the total purchase price of the home. Between the time that the home buyer signs the non-binding deposit agreement and the agreement of sale, he or she is required to complete a financial questionnaire that gives us the ability to evaluate whether the home buyer has the financial resources necessary to purchase the home. If we determine that the home buyer is not financially qualified, we will not enter into an agreement of sale with the home buyer. Of the agreements of sale that home buyers executed during fiscal 2006, 2005 and 2004, they canceled approximately 17.1%, 4.6% and 4.6%, of them during fiscal 2006, 2005 and 2004, respectively. When we report contracts signed, the number and value of contracts signed is reported net of any cancellations occurring during the reporting period, whether signed in that reporting period or in a prior period. Only outstanding agreements of sale that have been signed by both the

Back to Contents

home buyer and us as of the end of the period on which we are reporting are included in backlog. Of the value of backlog reported on October 31, 2005, 2004 and 2003, home buyers subsequently canceled approximately 10.0%, 3.7% and 3.0% of it, respectively.

At October 31, 2006, we had $4.49 billion of backlog, net of $170.1 million of revenues recognized under the percentage of completion accounting method. Based on the expected delivery dates, we expect to deliver approximately 92% of the value of homes in backlog by October 31, 2007, including homes accounted for under the percentage of completion accounting method.

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

In order to secure certain approvals, in some areas, we may be required to provide affordable housing at below market rental or sales prices. The impact on us depends on how the various state and local governments in the areas in which we engage, or intend to engage, in development implement their programs for affordable housing. To date, these restrictions have not had a material impact on us.

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

Employees

At October 31, 2006, we employed 5,542 persons full-time; of these, 245 were in executive management positions, 524 were engaged in sales activities, 574 were in project management activities, 2,252 were in administrative and clerical activities, 1,159 were in construction activities, 203 were in architectural and engineering activities, 350 were in golf course operations, and 235 were in manufacturing and distribution. At

Back to Contents

October 31, 2006, we were subject to one collective bargaining agreement that covered approximately 2% of our employees. We consider our employee relations to be good.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov.You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

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

ITEM 1A. RISK FACTORS

Factors That May Affect Our Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Certain information included in this report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements include information relating to anticipated operating results, financial resources, changes in revenues, changes in profitability, changes in margins, changes in accounting treatment, interest expense, land-related write-downs, effects of homebuyer cancellations, growth and expansion, anticipated income to be realized from our investments in unconsolidated entities, the ability to acquire land, the ability to gain approvals and to open new communities, the ability to sell homes and properties, the ability to deliver homes from backlog, the ability to secure materials and subcontractors, the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities in the future, industry trends, and stock market valuations. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in presentations, on our web site and in other material released to the public.

Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Many factors mentioned in this report or in other reports or public statements made by us, such as government regulation and the competitive environment, will be important in determining our future

Back to Contents

performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

Forward looking statements speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. The following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below, including factors unknown to us and factors known to us which we have not determined to be material, could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

An adverse change in economic conditions could reduce the demand for homes and, as a result, could reduce our earnings and adversely affect our financial condition.

Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations and where prospective purchasers of our homes live, can have a negative impact on our business. Adverse changes in employment levels, job growth, consumer confidence, interest rates and population growth , and an oversupply of homes for sale, may reduce demand, depress prices for our homes and cause homebuyers to cancel their agreements to purchase our homes. This, in turn, can reduce our earnings and adversely affect our financial condition.

The homebuilding industry is highly competitive and, if others are more successful, our business could decline.

We operate in a very competitive environment, which is characterized by competition from a number of other homebuilders in each market in which we operate. We compete with large national and regional home building companies and with smaller local homebuilders for land, financing, raw materials and skilled management and labor resources. We also compete with the resale, or “previously owned,” home market. Increased competition could cause us to increase our selling incentives and/or reduce our prices. An oversupply of homes available for sale could also depress our home prices and adversely affect our operations. If we are unable to compete effectively in our markets, our business could decline disproportionately to our competitors.

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

The market value of our land and housing inventories depends on market conditions. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. If housing demand decreases below what we anticipated when we acquired our inventory, we may not be able to make profits similar to what we have made in the past, may experience less than anticipated profits and/or may not be able to recover our costs when we sell and build homes. In the face of adverse market conditions, we may have substantial inventory carrying costs, may have to write-down our inventories, and/or may have to sell land or homes at a loss.

Back to Contents

Government regulations and legal challenges may delay the start or completion of our communities, increase our expenses or limit our homebuilding activities, which could have a negative impact on our operations.

We must obtain the approval of numerous governmental authorities in connection with our development activities, and these governmental authorities often have broad discretion in exercising their approval authority. We incur substantial costs related to compliance with legal and regulatory requirements. Any increase in legal and regulatory requirements may cause us to incur substantial additional costs, as discussed below. Various local, state and federal statutes, ordinances, rules and regulations concerning building, zoning, sales and similar matters apply to and/or affect the housing industry. This governmental regulation affects construction activities as well as sales activities, mortgage lending activities and other dealings with consumers. The industry also has experienced an increase in state and local legislation and regulations which limit the availability or use of land. We may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law. Further, we may experience delays and increased expenses as a result of legal challenges to our proposed communities, whether brought by governmental authorities or private parties.

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

Increases in real estate taxes and other local government fees, such as fees imposed on developers to fund schools, open space, road improvements, and/or provide low and moderate income housing, could increase our costs and have an adverse effect on our operations. In addition, increases in local real estate taxes could adversely affect our potential customers who may consider those costs in determining whether to make a new home purchase and decide, as a result, not to purchase one of our homes. In addition, any changes in the income tax laws that would reduce or eliminate tax deductions or incentives to homeowners, such as proposed changes limiting the deductibility of interest on home mortgages, could make housing less affordable or otherwise reduce the demand for housing, which in turn could reduce our sales and hurt our operating results.

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

If we experience shortages or increased costs of labor and supplies or other circumstances beyond our control, there could be delays or increased costs in developing our communities, which could adversely affect our operating results.

Our ability to develop residential communities may be affected by circumstances beyond our control, including: work stoppages, labor disputes and shortages of qualified trades people, such as carpenters, roofers,

Back to Contents

electricians and plumbers; lack of availability of adequate utility infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured; and shortages, or delays in availability, or fluctuations in prices of, building materials. Any of these circumstances could give rise to delays in the start or completion of, or could increase the cost of, developing one or more of our residential communities. We may not be able to recover these increased costs by raising our home prices because the price for each home is typically set months prior to its delivery pursuant to the agreement of sale with the home buyer. If that happens, our operating results could be harmed. Additionally, we may be limited in the amount we can raise sales prices by our customers’ unwillingness to pay higher prices.

We are subject to one collective bargaining agreement that covers approximately 2% of our employees. We have not experienced any work stoppages due to strikes by unionized workers, but we cannot assure you that there will not be any work stoppages due to strikes or other job actions in the future. We use independent contractors to construct our homes. At any given point in time, some or all of these contractors may be unionized.

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

As of December 31, 2006, Robert I. Toll and his affiliates owned, directly or indirectly, or had the right to acquire within 60 days, approximately 18% of the outstanding shares of Toll Brothers, Inc.’s common stock, and his brother Bruce E. Toll and his affiliates owned, directly or indirectly, or had the right to acquire within 60 days, approximately 6% of the outstanding shares of Toll Brothers, Inc.’s common stock. To the

Back to Contents

extent they and their affiliates vote their shares in the same manner, their combined stock ownership may effectively give them the power to elect all of the directors and control the management, operations and affairs of Toll Brothers, Inc. Their ownership may discourage someone from making a significant equity investment in Toll Brothers, Inc., even if we needed the investment to operate our business. The size of their combined stock holdings could be a significant factor in delaying or preventing a change of control transaction that other stockholders may deem to be in their best interests, such as a transaction in which the other stockholders would receive a premium for their shares over their current trading prices.

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

Changes in accounting principles, interpretations and practices may affect our reported revenues, earnings and results of operations.

Generally accepted accounting principles and their accompanying pronouncements, implementation guidelines, interpretations and practices for certain aspects of our business are complex and may involve subjective judgments, such as, revenue recognition, inventory valuations and income taxes. Changes in interpretations could significantly affect our reported revenues, earnings and operating results, and could add significant volatility to those measures without a comparable underlying change in cash flows from operations.

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

Back to Contents

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

Headquarters

Our corporate office, which we lease from an unrelated third party, contains approximately 200,000 square feet, and is located in Horsham, Montgomery County, Pennsylvania.

Manufacturing/Distribution Facilities

We own a facility of approximately 300,000 square feet located in Morrisville, Pennsylvania, a facility and warehouse of approximately 186,000 square feet located in Emporia, Virginia and a 134,000 square foot facility in Knox, Indiana. We lease a facility of approximately 144,000 square feet located in Fairless Hills, Pennsylvania. At these facilities, we manufacture open wall panels, roof and floor trusses, and certain interior and exterior millwork to supply a portion of our construction needs. These operations also permit us to purchase wholesale lumber, plywood, windows, doors, certain other interior and exterior millwork and other building materials to supply to our communities. We believe that increased efficiencies, cost savings and productivity result from the operation of these plants and from the wholesale purchase of materials. These plants sell wall panels and roof and floor trusses to us as well as to a small number of outside purchasers.

Office and Other Facilities

We lease other office and warehouse space in various locations, none of which are material to our business.

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

Other than as set forth above, there are no proceedings required to be disclosed pursuant to Item 103 of Regulation S-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended October 31, 2006.

Back to Contents

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table includes information with respect to all of our executive officers at October 31, 2006. All executive officers serve at the pleasure of our Board of Directors.

Name	Age	Positions

Robert I. Toll	65	Chairman of the Board, Chief Executive Officer and Director
Zvi Barzilay	60	President, Chief Operating Officer and Director
Joel H. Rassman	61	Executive Vice President, Treasurer, Chief Financial Officer and Director

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

Our common stock is principally traded on the New York Stock Exchange (Symbol: TOL). It is also listed on NYSE ARCA (formerly the Pacific Exchange). Our Board of Directors has approved an application to delist our common stock from NYSE ARCA and that application was submitted to NYSE ARCA on December 14, 2006.

The following table sets forth the price range of our common stock on the New York Stock Exchange for each fiscal quarter during the two years ended October 31, 2006.

	Three Months Ended

	October 31	July 31	April 30	January 31

2006
High	$30.90	$32.10	$36.05	$41.65
Low	$23.82	$22.22	$28.70	$33.04
2005
High	$56.50	$58.67	$45.58	$39.07
Low	$34.60	$37.14	$36.05	$23.13

During the three months ended October 31, 2006, we repurchased the following shares under our repurchase program (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (a)

August 1, 2006 - August 31, 2006	4	$26.05	4	12,112
September 1, 2006 - September 30, 2006	5	$27.25	5	12,107
October 1, 2006 - October 31, 2006	3	$29.25	3	12,104

Total	12	$27.29	12

(a)
On March 20, 2003, our Board of Directors authorized the repurchase of up to 20 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.

Except as set forth above, we did not repurchase any of our equity securities during the three-month period ended October 31, 2006.

We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so; rather, we will follow a policy of retaining earnings in order to finance the continued growth of our business and, from time to time, repurchase shares of our common stock. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our earnings, capital requirements, our operating and financial condition, and any contractual limitation then in effect. In this regard, our senior subordinated notes contain restrictions on the amount of dividends we may pay on our common stock. In addition, our bank credit agreement requires us to maintain a minimum tangible net worth (as defined in the agreement), which restricts the amount of dividends we may pay. At October 31, 2006, under the most restrictive of these provisions, we could have paid up to approximately $1.05 billion of cash dividends.

At December 31, 2006, there were approximately 1,547 record holders of our common stock.

Back to Contents

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial and housing data at and for each of the five fiscal years in the period ended October 31, 2006. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in this report beginning at page F-1, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this report.

Summary Consolidated Income Statement, Balance Sheet
(amounts in thousands, except per share data):

Year ended October 31:	2006	2005	2004	2003	2002

Revenues	$6,123,453	$5,793,425	$3,861,942	$2,758,443	$2,315,444

Income before income taxes	$1,126,616	$1,323,128	$647,432	$411,153	$347,318

Net income	$687,213	$806,110	$409,111	$259,820	$219,887

Earnings per share:
Basic	$4.45	$5.23	$2.75	$1.84	$1.56
Diluted	$4.17	$4.78	$2.52	$1.72	$1.46
Weighted-average number of shares outstanding
Basic	154,300	154,272	148,646	141,339	140,945
Diluted	164,852	168,552	162,330	151,083	150,959

At October 31:	2006	2005	2004	2003	2002

Inventory	$6,095,702	$5,068,624	$3,878,260	$3,080,349	$2,551,061

Total assets	$7,583,541	$6,343,840	$4,905,578	$3,787,391	$2,895,365

Debt
Loans payable	$736,934	$250,552	$340,380	$281,697	$253,194
Senior debt	1,141,167	1,140,028	845,665	546,669
Subordinated debt	350,000	350,000	450,000	620,000	819,663
Mortgage company warehouse loan	119,705	89,674	92,053	49,939	48,996

Total debt	$2,347,806	$1,830,254	$1,728,098	$1,498,305	$1,121,853

Stockholders’ equity	$3,415,926	$2,763,571	$1,919,987	$1,476,628	$1,129,509

Housing Data
Year ended October 31:	2006	2005	2004	2003	2002

Closings
Number of homes	8,601	8,769	6,627	4,911	4,430
Value (in thousands)	$5,945,169	$5,759,301	$3,839,451	$2,731,044	$2,279,261
Revenues – percentage of completion (in thousands)	$170,111
Contracts
Number of homes	6,164	10,372	8,684	6,132	5,070
Value (in thousands)	$4,460,734	$7,152,463	$5,641,454	$3,475,992	$2,734,457

At October 31:	2006	2005	2004	2003	2002

Backlog
Number of homes	6,533	8,805	6,709	4,652	3,342
Value (in thousands) (1)	$4,488,400	$6,014,648	$4,433,895	$2,631,900	$1,858,784
Number of selling communities	300	230	220	200	170
Homesites
Owned	41,808	35,838	29,804	29,081	25,822
Controlled	31,960	47,288	30,385	18,977	15,022

Total	73,768	83,126	60,189	48,058	40,844

(1)	Net of $170.1 million of revenue recognized in fiscal 2006 under the percentage of completion accounting method.

Back to Contents

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On December 5, 2006, we filed a Current Report on Form 8-K with the SEC that provided financial guidance related to our expected results of operations for our fiscal year ending October 31, 2007. The guidance contained in this report is the same guidance given in the Form 8-K filed on December 5, 2006, and we are not reconfirming or updating that guidance.

OVERVIEW

Beginning in the fourth quarter of fiscal 2005 and continuing throughout fiscal 2006, we experienced a slowdown in new contracts signed. We believe this slowdown is attributable to a decline in consumer confidence, an overall softening of demand for new homes, and an oversupply of homes available for sale. We attribute the reduction in demand to concerns on the part of prospective home buyers about the direction of home prices, due in part to many home builders’ advertising price reductions and increased sales incentives, and concerns by the prospective home buyers about being able to sell their existing homes. In addition, we believe speculators and investors are no longer helping to fuel demand. We try to avoid selling homes to speculators, and we generally do not build detached homes without having a signed agreement of sale and receiving a substantial down payment from a buyer. Nonetheless, we have been impacted by an overall increase in the supply of homes available for sale in many markets, as speculators attempt to sell the homes they previously purchased or cancel contracts for homes under construction, and as builders, who, as part of their business strategy, were building homes in anticipation of capturing additional sales in a demand-driven market, attempt to reduce their inventories by lowering prices and adding incentives. In addition, based on the high cancellation rates reported by us and other builders, non-speculative buyer cancellations are also adding to the supply of homes in the marketplace. Of the agreements of sale that home buyers executed during fiscal 2006, 2005 and 2004, they canceled approximately 17.1%, 4.6% and 4.6% of them during fiscal 2006, 2005 and 2004, respectively. When we report contracts signed, the number and value of contracts signed are reported net of any cancellations occurring during the reporting period, whether signed in that reporting period or in a prior period. Only outstanding agreements of sale that have been signed by both the home buyer and us as of the end of the period on which we are reporting are included in backlog. Of the value of backlog reported on October 31, 2005, 2004 and 2003, home buyers subsequently canceled approximately 10.0%, 3.7% and 3.0% of them, respectively.

Despite this slowdown, we remain cautiously optimistic about the future of our business. Our industry demographics remain strong due to the continuing regulation-induced constraints on lot supplies and the growing number of affluent households. We continue to believe that the excess supply of available homes is a short-term phenomenon and that the market environment of tight supply and growing demand will eventually return.

We believe geographic and product diversification, access to lower-cost capital, a versatile and abundant home mortgage market, and improving demographics have in the past and will in the future promote demand for those builders who can control land and persevere through the increasingly difficult regulatory approval process. We believe that this evolution in our industry favors the large publicly traded home building companies with the capital and expertise to control home sites and gain market share. We believe that as the approval process continues to become more difficult, and as the political pressure from no-growth proponents continues to increase, our expertise in taking land through the approval process and our already approved land positions will allow us to grow in the years to come.

Because of the length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and deliver a home after a home buyer signs an agreement of sale, we are subject to many risks. We attempt to reduce certain risks by controlling land for future development through options whenever possible, thus allowing us to obtain the necessary governmental approvals before acquiring title to the land; generally commencing construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from a buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis. In response to current market conditions, we are reevaluating and renegotiating many of our optioned land positions. As a result, we have reduced our land

Back to Contents

position and ended fiscal 2006 with approximately 73,800 lots controlled, a decline of approximately 19% from our high of approximately 91,200 lots at April 30, 2006. In fiscal 2006, we recognized $90.9 million of write-downs attributable to land under option related to future communities. In addition, due to the slowdown of home sales, we were required to take impairment charges of approximately $61.1 million in fiscal 2006 on several communities in which we are currently selling and on land owned.

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

Fiscal 2006 revenues of $6.12 billion increased 6% over fiscal 2005 revenues and fiscal 2006 net income of $687.2 million declined 15% as compared to fiscal 2005 net income. New contracts signed in fiscal 2006 amounted to $4.46 billion, a decline of 38% compared to fiscal 2005, and backlog at October 31, 2006 declined 25% compared to the backlog at October 31, 2005. Projecting earnings and revenues is difficult, particularly in the current environment. Due to the decline in backlog at October 31, 2006, and the number of agreements we expect to sign in the first half of fiscal 2007, we expect to deliver in fiscal 2007 between 6,300 and 7,300 homes at an average delivered price of between $660,000 and $670,000, recognize between $180 million and $200 million of revenues using the percentage of completion method of accounting related to several qualifying projects that are under construction, earn net income of between $260 million and $340 million, and achieve diluted earnings per share of between $1.58 and $2.08.

At October 31, 2006, we were selling from 300 communities compared to 230 communities at October 31, 2005. We expect to be selling from approximately 340 communities at October 31, 2007.

Our revenues have grown on average over 20% per year in the last decade. We have funded this growth through the reinvestment of profits, bank borrowings and capital market transactions. At October 31, 2006, we had $632.5 million of cash and cash equivalents and approximately $1.1 billion available under our $1.5 billion bank revolving credit facility, which extends to March 17, 2011. In March 2006, we entered into a five-year, $300 million term loan with our banks, and in June 2005, we issued $300 million of 5.15% Senior Notes due 2015. With our history of success in accessing the bank and public debt markets and our strong cash flow from operations, we believe we have the resources available to grow in years to come.

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

Once a parcel of land has been approved for development, it generally takes four to five years to fully develop, sell and deliver all the homes in one of our typical communities. Longer or shorter time periods are possible depending on the number of home sites in a community and the sales and delivery pace of the homes in a community. Our master planned communities, consisting of several smaller communities, may take up to 10 years or more to complete. Because our inventory is considered a long-lived asset under U.S. generally accepted accounting principles, we are required, under SFAS 144, to regularly review the carrying

Back to Contents

value of each of our communities and write down the value of those communities for which we believe the values are not recoverable. When the profitability of a current community deteriorates, the sales pace declines significantly or some other factor indicates a possible impairment in the recoverability of the asset, the asset is reviewed for impairment by comparing the estimated future undiscounted cash flow for the community to its carrying value. If such cash flow is less than the community’s carrying value, the carrying value is written down to its estimated fair value by charging cost of revenues in the period the impairment is determined. Fair value is determined by the use of estimates made by management including estimate of future revenues and costs.

In addition, we review all land held for future communities or future sections of current communities, whether owned or under contract, to determine whether or not we expect to proceed with the development of the land as originally contemplated. Based upon this review, we decide (a) as to land that is under a purchase contract but not owned, whether the contract will likely be terminated or renegotiated, and (b) as to land we own, whether the land will likely be developed as contemplated or in an alternative manner, or should be sold. We then further determine which costs that have been capitalized to the property are recoverable and which costs should be written off. We recognized $152.0 million of write-offs of costs related to current and future communities in fiscal 2006, $5.1 million in fiscal 2005 and $7.5 million in fiscal 2004. The write-offs in fiscal 2006 were attributable to the write-off of land deposits and predevelopment costs of land optioned for future communities primarily in California and Florida and the write-down of the carrying cost of several communities primarily located in California and Michigan.

We have a significant number of land purchase contracts, sometimes referred to herein as “options” or “option agreements,” and several investments in unconsolidated entities which we evaluate in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, as amended by FIN 46R (“FIN 46”). Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a variable interest entity (“VIE”) is considered to be the primary beneficiary and must consolidate the operations of the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. For land purchase contracts with sellers meeting the definition of a VIE, we perform a review to determine which party is the primary beneficiary of the VIE. This review requires substantive judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the entity’s expected profits and losses and the cash flows associated with changes in the fair value of the land under contract. Because, in most cases, we do not have any ownership interests in the entities with which we contract to purchase land, we generally do not have the ability to compel these entities to provide assistance in our review. At October 31, 2006, we had determined that we were the primary beneficiary of one VIE related to a land purchase contract and had recorded $74.6 million as inventory and recorded $67.1 million as a loan payable.

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

Back to Contents

Any changes resulting from a change in the estimated number of homes to be constructed or in the estimated costs are allocated to the remaining home sites in each of the communities of the master planned community.

Percentage of Completion

We are developing several high-rise/mid-rise projects that will take substantially more than one year to complete. Revenues from these projects are recognized in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). Under the provisions of SFAS 66, revenues and costs are recognized using the percentage of completion method of accounting when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not be converted to rental property, the sales proceeds are collectible and the aggregate sales proceeds and the total cost of the project can be reasonably estimated. Revenues and costs of individual projects are recognized on the individual project’s aggregate value of units for which the home buyers have signed binding agreements of sale, less an allowance for cancellations, and are based on the percentage of total estimated construction costs that have been incurred. Total estimated revenues and construction costs are reviewed periodically, and any change is applied prospectively. The Emerging Issues Task Force (the “EITF”) recently issued an interpretation of SFAS 66 regarding the evaluation of the collectibilty of the sales price from the buyer. See “New Accounting Pronouncements” in Note 1 of the “Notes to Consolidated Financial Statements” for further information.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have investments in and advances to several joint ventures, to Toll Brothers Realty Trust Group (“Trust”) and to Toll Brothers Realty Trust Group II (“Trust II”). At October 31, 2006, we had investments in and advances to these entities of $245.7 million, were committed to invest or advance an additional $369.4 million in the aggregate to these entities if needed and had guaranteed approximately $150.7 million of these entities’ indebtedness and/or loan commitments. See Notes 3 and 12 of the “Notes to the Consolidated Financial Statements”, “Investments in and Advances to Unconsolidated Entities” and “Related Party Transactions,” for more information regarding these entities. We do not believe that these arrangements, individually or in the aggregate, have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity or capital resources. Our investments in these entities are accounted for using the equity method.

Back to Contents

RESULTS OF OPERATIONS

The following table compares certain income statement items related to our operations (amounts in millions):

Year ended October 31,	2006		2005		2004

Revenues
Traditional home sales	$5,945.2		$5,759.3		$3,839.5
Percentage of completion	170.1		—		—
Land sales	8.2		34.1		22.5

	6,123.5		5,793.4		3,861.9

Cost of revenues
Traditional home sales	4,263.2	71.7%	3,902.7	67.8%	2,747.3	71.6%
Percentage of completion	132.3	77.8%	—		—
Land sales	7.0	85.6%	24.4	71.6%	15.8	70.1%
Interest	122.0	2.0%	125.3	2.2%	93.3	2.4%

	4,524.5	73.9%	4,052.4	69.9%	2,856.4	74.0%

Selling, general and administrative	573.4	9.4%	482.8	8.3%	381.1	9.9%

Income from operations	1,025.6	16.7%	1,258.2	21.7%	624.5	16.2%
Equity earnings from unconsolidated joint ventures	48.4		27.7		15.7
Interest and other	52.7		41.2		15.4
Expenses related to early retirement of debt			(4.1)		(8.2)

Income before income taxes	1,126.6		1,323.1		647.4
Income taxes	439.4		517.0		238.3

Net income	$687.2		$806.1		$409.1

Note: Percentages for cost of revenues for traditional home sales, percentage of completion and land sales are based on the corresponding item under revenues. Percentages for interest expense, selling, general and administrative expenses and income from operations are based on total revenues. Amounts may not add due to rounding.

FISCAL 2006 COMPARED TO FISCAL 2005

Traditional Home Sales Revenues and Costs

Home sales revenues for fiscal 2006 were higher than those for fiscal 2005 by approximately $185.9 million, or 3%. The increase in revenues was attributable to a 5% increase in the average price of the homes delivered offset in part by a 2% decrease in the number of homes delivered. The increase in the average price of the homes delivered in fiscal 2006 was the result of higher selling prices of homes in backlog at October 31, 2005 compared to the homes in backlog at October 31, 2004 and the delivery in fiscal 2006 of fewer attached homes and age-qualified homes, which have lower average selling prices, as compared to 2005. The decrease in the number of homes delivered was primarily due to the slowdown in new contracts signed in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006 and a significant number of cancellations of contracts for homes scheduled to be delivered during fiscal 2006 from our backlog at October 31, 2005.

The value of new sales contracts signed was $4.15 billion (5,812 homes) in fiscal 2006, a 41% decrease compared to the value of contracts signed in fiscal 2005 of $7.05 billion (10,213 homes). This decrease was primarily attributable to a 43% decrease in the number of new contracts signed despite having a significantly higher number of communities open for sale in fiscal 2006 compared to fiscal 2005. At October 31, 2006 and 2005, we had 300 and 230 selling communities, respectively. The decrease in the value of new sales contracts signed was partly offset by a 5% increase in the average value of each contract.

Back to Contents

We believe this slowdown is attributable to a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale. We attribute the reduction in demand to concerns on the part of prospective home buyers about the direction of home prices, due in part to many homebuilders’ advertising price reductions and increased sales incentives, and concerns by the prospective home buyer about being able to sell their existing homes. In addition, we believe speculators and investors are no longer helping to fuel demand. We try to avoid selling homes to speculators, and we generally do not build detached homes without having a signed agreement of sale. Nonetheless, we have been impacted by an overall increase in the supply of homes available for sale in many markets as speculators attempt to sell the homes they previously purchased or cancel contracts for homes under construction, and as builders, who, as part of their business strategy, were building homes in anticipation of capturing additional sales in a demand-driven market attempt to reduce their inventories by lowering prices and adding incentives. In addition, based on the high cancellation rates reported by us and by other builders, non-speculative buyer cancellations are also adding to the supply of homes in the marketplace.

Despite this slowdown, we remain cautiously optimistic about the future growth of our business. Our industry demographics remain strong due to the continuing regulation-induced constraints on lot supplies and the growing number of affluent households. We believe that the excess supply of available homes is a short-term phenomenon and that the market environment of tight supply and growing demand will return.

At October 31, 2006, our backlog of traditional homes under contract was $4.05 billion (5,801 homes), 31% lower than the $5.84 billion (8,590 homes) backlog at October 31, 2005. The decrease in backlog at October 31, 2006 compared to the backlog at October 31, 2005 was primarily attributable to the decrease in the value of new contracts signed in fiscal 2006 as compared to fiscal 2005 and to the $185.9 million more of deliveries in fiscal 2006 as compared to fiscal 2005, offset, in part, by a higher backlog at October 31, 2005 as compared to the backlog at October 31, 2004.

Cost of revenues before interest expense as a percentage of home sales revenue was higher in fiscal 2006 as compared to fiscal 2005. The increase was primarily the result of higher inventory write-offs, the costs of land and construction increasing faster than selling prices, higher sales incentives given on the homes delivered in fiscal 2006 as compared to those delivered in fiscal 2005 and higher overhead costs. We recognized $152.0 million of write-downs and/or write-offs of costs related to current and future communities in fiscal 2006 as compared to $5.1 million in fiscal 2005. The fiscal 2006 write-offs were attributable primarily to the write-off of deposits and predevelopment costs attributable to a number of land purchase contracts that we decided not to go forward with (primarily in California and Florida) and the write-down of the carrying cost of several active communities (primarily in California and Michigan.)

As we stated in the guidance we provided on December 5, 2006 (which is not being reconfirmed or updated in this report), based on the size of our current backlog and the expected demand for our product, we believe that in fiscal 2007 we will deliver between 6,300 and 7,300 homes and the average delivered price of those homes will be between $660,000 and $670,000, and the cost of revenues before interest expense as a percentage of revenues will be between 77.9% and 77.0% as compared to 71.7% for fiscal 2006. Included in the estimate of the costs of revenues in fiscal 2007 is $60 million for the write-down and/or write-off of costs related to current and future communities although we currently do not know of any required write-downs.

Percentage of Completion Revenues and Costs

We are developing several projects for which we are recognizing revenues and costs using the percentage of completion method of accounting. Revenues and costs of individual projects are recognized on the individual project’s aggregate value of units for which home buyers have signed binding agreements of sale and are based on the percentage of total estimated construction costs that have been incurred. Total estimated revenues and construction costs are reviewed periodically and any change is applied to current and future periods. We began recognizing revenue and costs using percentage of completion accounting on several projects in fiscal 2006. In the fiscal 2006, we recognized $170.1 million of revenues and $132.3 million of costs before interest expense on these projects. At October 31, 2006, our backlog of homes in communities that we account for using the percentage of completion method of accounting was $154.3 million (net of $170.1 million of revenue recognized) compared to $152.5 million at October 31, 2005.

Back to Contents

The guidance we gave on December 5, 2006 stated that for fiscal 2007, we believe that revenues recognized under the percentage of completion accounting method will be between $180 million and $200 million and costs before interest expense will be approximately 75% of revenues. Due to an expected change in the application of the accounting rules regarding the evaluation of the collectibility of the sales price of a home under SFAS 66, expected revenues under the percentage of completion accounting method will shift from fiscal 2007 to subsequent years. We have estimated that revenues that we had expected to recognize in fiscal 2007 of between $275 million and $350 million will be shifted to fiscal 2008 and beyond and that this shift will have the effect of reducing diluted earnings per share in fiscal 2007 of between $0.22 and $0.29. See “New Accounting Pronouncements” in Note 1 of “Notes to Consolidated Financial Statements” for further information.

Land Sales Revenues and Costs

We are developing several communities in which we expect to sell a portion of the land to other builders or entities. The amount and profitability of land sales will vary from period to period depending upon the timing of the sale and delivery of the specific land parcels. Land sales were $8.2 million in fiscal 2006 as compared to $34.1 million in fiscal 2005. Cost of land sales before interest expense was approximately $7.0 million in fiscal 2006 as compared to $24.4 million in fiscal 2005.

The guidance we gave on December 5, 2006 stated that for fiscal 2007, land sales are expected to be approximately $5 million, and cost of land sales before interest expense is expected to be approximately 80% of land sales revenue.

Interest Expense

We determine interest expense on a specific lot-by-lot basis for our traditional homebuilding operations and on a parcel-by-parcel basis for land sales. As a percentage of total revenues, interest expense varies depending on many factors, including the period of time that we owned the land, the length of time that the homes delivered during the period were under construction, and the interest rates and the amount of debt carried by us in proportion to the amount of our inventory during those periods. Interest expense for projects using the percentage of completion method of revenue recognition is determined based on the total estimated interest for the project and the percentage of total estimated construction costs that have been incurred to date. As a percentage of total revenues, interest was 2.0% in fiscal 2006 as compared to 2.2% in fiscal 2005.

The guidance we gave on December 5, 2006 stated that for fiscal 2007, we expect interest expense as a percentage of total revenues to be approximately 2.1%.

Selling, General and Administrative Expenses (“SG&A”)

SG&A spending increased by $90.6 million, or 19%, in fiscal 2006 as compared to fiscal 2005. The increased spending was principally due to the costs associated with the increase in the number of selling communities that we had during fiscal 2006 as compared to fiscal 2005 and the expensing of stock option awards pursuant to SFAS No. 123 (revised 2004), “Share-Based Payment” in fiscal 2006 of $26.8 million, which expense we did not have in fiscal 2005.

The guidance we gave on December 5, 2006 stated that we expect that SG&A as a percentage of revenues will be between 11.65% and 11.15% of revenues in fiscal 2007.

Income from Operations

Income from operations decreased $232.7 million in fiscal 2006 compared to fiscal 2005. As a percentage of total revenues, income from operations was 16.7% in fiscal 2006 as compared to 21.7% in fiscal 2005.

Equity Earnings from Unconsolidated Entities

We are a participant in several joint ventures with unrelated parties and in the Trust and Trust II. We recognize our proportionate share of the earnings from these entities. See Note 3 of “Notes to the

Back to Contents

Consolidated Financial Statements”, “Investments in and Advances to Unconsolidated Entities” and Note 12, “Related Party Transactions” for more information regarding our investments in and commitments to these entities. Many of our joint ventures are land development projects or high-rise/mid-rise construction projects and do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, the joint ventures will generally, over a relatively short period of time, generate revenues and earnings until all the assets of the entities are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from year to year. In fiscal 2006, we recognized $48.4 million of earnings from unconsolidated entities as compared to $27.7 million in fiscal 2005.

The guidance we gave on December 5, 2006 stated that we expect to recognize approximately $21.5 million of earnings from our investments in these joint ventures and in Trust and Trust II in fiscal 2007.

Interest and Other Income

Interest and other income was $52.7 million in fiscal 2006, an increase of $11.5 million from the $41.2 million recognized in fiscal 2005. The increase was primarily the result of higher forfeited customer deposits and higher interest income, offset, in part, by lower broker fees and lower income realized from our ancillary businesses.

The guidance we gave on December 5, 2006 stated that for fiscal 2007, we expect interest and other income to be approximately $36.0 million.

Income Before Income Taxes

Fiscal 2006 income before income taxes was $1.13 billion, a 15% decrease from the $1.32 billion realized in fiscal 2005.

Income Taxes

Income taxes were provided at an effective rate of 39.0% for fiscal 2006 compared to 39.1% for fiscal 2005. The difference in rate in fiscal 2006 as compared to fiscal 2005 was primarily due to a manufacturing tax credit that we first became eligible for in fiscal 2006, the reversal of prior year tax provisions in the fiscal 2006 period that we no longer need due to the expiration of tax statutes, offset in part by an increase in the blended state income tax rate in fiscal 2006 compared to fiscal 2005, the recognition of a higher amount of estimated interest expense (net of estimated interest income) in fiscal 2006 compared to fiscal 2005 on expected tax assessments and recoveries due to ongoing tax audits and the effect on the fiscal 2005 rate due to recomputing our net deferred tax liability to reflect the increase in our fiscal 2005 state tax rate.

The guidance we gave on December 5, 2006 stated that we expect that our effective tax rate will be approximately 39.0 % in fiscal 2007.

Geographic Segments

Based on our revised aggregation of operating segments, we have restated fiscal 2005 and 2004 amounts to conform to the fiscal 2006 presentation.

We operate in four geographic segments around the United States: the North, consisting of Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Hampshire, New Jersey, New York, Ohio and Rhode Island; the Mid-Atlantic, consisting of Delaware, Maryland, Pennsylvania, Virginia and West Virginia; the South, consisting of Florida, North Carolina, South Carolina, Tennessee and Texas; and the West, consisting of Arizona, California, Colorado and Nevada. We stopped selling homes in Tennessee, New Hampshire and Ohio in fiscal 2004, 2004 and 2005, respectively, and delivered its last home in each of those states in fiscal 2004, 2004 and 2006, respectively. The operations in these states were immaterial to the applicable geographic segment.

Back to Contents

The following table summarizes by geographic segment total revenues and income before income taxes for each of the years ended October 31, 2006 and 2005 (dollars in millions):

	Revenues				Income before income taxes
	2006 units	2005 units	2006	2005	2006	2005

North (a)	1,983	1,870	$1,444.2	$1,134.5	$281.9	$240.2
Mid-Atlantic (b)	2,697	3,290	1,777.9	2,062.8	491.8	679.1
South (c)	2,017	1,312	1,192.4	721.1	161.8	81.6
West	1,904	2,297	1,709.0	1,875.0	338.5	450.8
Corporate and other					(147.4)	(128.6)

Total	8,601	8,769	$6,123.5	$5,793.4	$1,126.6	$1,323.1

(a)	Includes percentage of completion revenues of $110.3 million in fiscal 2006 and land revenues of $0.4 million and $8.2 million in fiscal 2006 and 2005, respectively.

(b)	Includes land revenues of $0.2 million and $6.2 million in fiscal 2006 and 2005, respectively.

(c)	Includes percentage of completion revenues of $59.8 million in fiscal 2006 and land revenues of $7.4 million and $19.8 million in fiscal 2006 and 2005, respectively.

North

Revenues in fiscal 2006 were higher than those for fiscal 2005 by approximately $309.7 million, or 27%. The increase in revenues was attributable to the initial recognition of revenue using percentage of completion accounting in two communities of $110.3 million in fiscal 2006, and a 12% and 6% increase in fiscal 2006 as compared to fiscal 2005 in the average sales price and the number of traditional homes delivered, respectively. The increase in the average price of the homes delivered in fiscal 2006 was primarily the result of higher selling prices of homes in backlog at October 31, 2005 compared to those in backlog at October 31, 2004. The value of new contracts signed in fiscal 2006 was approximately $1.18 billion, a 22% decline from the $1.52 billion of contracts signed in fiscal 2005. This decrease is attributable to a 27% decrease in the number of net new contracts signed, despite an increase in the number of selling communities that we had in fiscal 2006 compared to fiscal 2005, offset in part by a 7% increase in the average value of each contract. We had 77 selling communities at October 31, 2006 compared to 60 selling communities at October 31, 2005. The decline in new contracts signed in fiscal 2006 was primarily due to a slowdown in the housing market, which began in the fourth quarter of fiscal 2005 and continued throughout fiscal 2006, and a significantly higher number of contract cancellations in fiscal 2006 than in fiscal 2005.

Income before income taxes in fiscal 2006 was $281.9 million, an increase of $41.7 million from the $240.2 million reported for fiscal 2005. This increase was due to the profits realized on the increased revenues in fiscal 2006, increased income realized from unconsolidated entities in fiscal 2006 compared to fiscal 2005, offset in part by higher costs of revenues, principally from the write-down of communities under development and land owned or controlled for future communities. We recognized inventory write-downs and write-offs of $46.7 million in fiscal 2006 compared to $2.7 million in fiscal 2005.

Mid-Atlantic

Revenues in fiscal 2006 were lower than those for fiscal 2005 by approximately $284.9 million, or 14%. The decrease in revenues was attributable to an 18% decrease in the number of homes delivered (primarily in Virginia), offset in part by a 5% increase in the average sales price of the homes delivered. The decrease in the number of homes delivered was principally due to a 43% decrease in the number of net new contracts signed in fiscal year 2006 as compared to fiscal 2005, partially offset by the higher number of homes in backlog at October 31, 2005 as compared to the backlog at October 31, 2004. The decrease in net new contracts signed in fiscal 2006 as compared to fiscal 2005 was due primarily to weak demand and a significantly higher number of contract cancellations in fiscal 2006 than in fiscal 2005. At October 31, 2006 and 2005, we had 91 and 83 selling communities, respectively.

Back to Contents

Income before income taxes in fiscal 2006 was $491.8 million, a decrease of $187.3 million from the $679.1 million reported for fiscal 2005. This decrease was attributable to lower revenues and higher cost of revenues in fiscal 2006 as compared to fiscal 2005. The higher cost of revenues is primarily due to, costs of land and construction increasing faster than selling prices, higher sales incentives given on the homes delivered in fiscal 2006 as compared to those delivered in fiscal 2005 and higher overhead costs. We recognized inventory write- downs and write-offs of $7.7 million and $1.4 million in 2006 and 2005, respectively.

South

Revenues in fiscal 2006 were higher than those of fiscal 2005 by approximately $471.3 million, or 65%. The increase in revenues was attributable to the initial recognition of revenue using percentage of completion accounting for two communities of $59.8 million in fiscal 2006, and a 54% increase in the number of traditional homes delivered. The increase in the number of homes delivered was primarily due to Florida and Texas, which had a higher number of homes in backlog at October 31, 2005 as compared to October 31, 2004. The value of net new contracts signed in fiscal 2006 was approximately $800.3 million, a 39% decline from the $1.3 billion of contracts signed in fiscal 2005. This decline was due to a 44% decrease in the number of new contracts signed, which was primarily the result of weak market conditions in Florida, despite an increase in the number of selling communities in fiscal 2006 as compared to fiscal 2005, and a significantly higher number of contract cancellations in fiscal 2006 than in fiscal 2005, partially offset by a 10% increase in the average selling price of new signed contracts. At October 31, 2006, we had 70 selling communities compared to 49 selling communities at October 31, 2005.

Income before income taxes in fiscal 2006 was $161.8 million, an increase of $80.2 million from fiscal 2005 income before income taxes of $81.6 million. This increase was due to the profits realized on the increased revenues in fiscal 2006, selling, general and administrative costs decreasing as a percentage of revenues as the result of efficiencies gained from the increase in the number of homes delivered and lower cost of revenues as a percentage of total revenues. The lower cost of revenues percentage is principally due to selling prices increasing faster than costs of land and construction, offset in part by higher inventory write-downs and write-offs. We recognized inventory write-downs and write-offs of $16.6 million in fiscal 2006 compared to $0.7 million in fiscal 2005.

West

Revenues in fiscal 2006 were lower than those of fiscal 2005 by approximately $166.0 million, or 9%. The decrease in revenues was attributable to a 17% decrease in the number of homes delivered, offset by a 10% increase in the average sales price. The decrease in the number of homes delivered was primarily due to California which had a lower number of homes in backlog at October 31, 2005 as compared to October 31, 2004, and a significantly higher number of contract cancellations in fiscal 2006 than in fiscal 2005, offset in part by an increase in the number of homes closed in the other states in the geographic segment which had a higher number of homes in backlog at October 31, 2005 as compared to October 31, 2004. At October 31, 2006 and 2005, we had 62 and 38 selling communities, respectively. The increase in the average sales price of the homes delivered in fiscal 2006 was the result of higher selling prices of homes in backlog at October 31, 2005 compared to the homes in backlog at October 31, 2004, and the delivery of fewer lower-priced homes. The value of net new contracts signed in fiscal 2006, approximately $1.2 billion, decreased 41% from fiscal 2005 new contracts signed of approximately $2.1 billion. The decline was due primarily to weak demand and higher than normal contract cancellations in fiscal 2006, offset in part by the higher number of selling communities.

Income before income taxes in fiscal 2006 was $338.5 million, a decrease of $112.3 million from fiscal 2005 income before income taxes of $450.8 million. This decrease was due to the decrease in revenues in fiscal 2006, the higher cost of revenues as a percentage of total revenues (principally related to the write-downs and write-offs of communities under development and land owned or controlled for future communities and higher costs related to the inefficiencies related to the slowdown in construction) and higher selling, general and administrative costs, partially offset by increased income realized from unconsolidated entities in fiscal 2006 compared to fiscal 2005. We recognized inventory write-downs and write-offs of $81.0 million in fiscal 2006 compared to $0.1 million in fiscal 2005.

Back to Contents

FISCAL 2005 COMPARED TO FISCAL 2004

Home Sales Revenues and Costs

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

The value of new sales contracts signed in fiscal 2005 was $7.15 billion (10,372 homes), a 27% increase over the $5.64 billion (8,684 homes) value of new sales contracts signed in fiscal 2004. The increase in fiscal 2005 was attributable to a 19% increase in the number of new contracts signed and a 6% increase in the average value of each contract, due primarily to the location and size of homes sold and increases in base selling prices. The increase in the number of new contracts signed was attributable to the continued demand for our homes and an increase in the number of communities from which we were selling homes. At October 31, 2005, we were selling from 230 communities compared to 220 communities at October 31, 2004.

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

Home costs as a percentage of home sales revenues decreased by 380 basis points (3.8%) in fiscal 2005 compared to fiscal 2004. The decrease was largely the result of selling prices increasing at a greater rate than costs and efficiencies realized from the increased number of homes delivered.

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

Back to Contents

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

Equity Earnings from Unconsolidated Entities

We are a participant in several joint ventures and in the Trust and Trust II. We recognize our proportionate share of the earnings from these entities. See Notes 3 and 12 to the Consolidated Financial Statements, “Investments in and Advances to Unconsolidated Entities” and “Related Party Transactions,” for more information regarding our investments in and commitments to these entities. Many of our joint ventures are land development projects or high-rise/mid-rise construction projects and do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, the joint ventures will generally, over a relatively short period of time, generate revenues and earnings until all the assets of the entities are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from year to year. In fiscal 2005, we recognized $27.7 million of earnings from unconsolidated entities as compared to $15.7 million in fiscal 2004.

Interest and Other

In fiscal 2005, interest and other was $41.2 million, an increase of $25.8 million from the $15.4 million recognized in fiscal 2004. The increase was primarily the result of higher interest income and higher income recognized from our ancillary businesses.

Expenses Related to Early Retirement of Debt

We recognized a pretax charge of $4.1 million in fiscal 2005, representing the premium paid on the early redemption of our 8% Senior Subordinated Notes due 2009, the write-off of unamortized bond issuance costs related to those notes, and the bank loan termination charge related to the repayment of our $222.5 million bank term loan in June 2005. We recognized a pretax charge of $8.2 million in fiscal 2004, representing the premium paid on the early redemption of our 8 1/8% Senior Subordinated Notes due 2009, the write-off of unamortized bond issuance costs related to those notes, and the write-off of unamortized debt issuance costs related to our $575 million bank revolving credit agreement that was replaced by a $1.2 billion bank revolving credit agreement that expires in July 2009.

Income Before Income Taxes

Income before income taxes increased $675.7 million in fiscal 2005 over fiscal 2004.

Back to Contents

Income Taxes

Income taxes were provided at an effective rate of 39.1% and 36.8% in fiscal 2005 and fiscal 2004, respectively. The difference in the rate in fiscal 2005 compared to the rate in fiscal 2004 was due primarily to a change in our estimated combined federal and state income tax rate before providing for the effect of permanent book-tax differences (“Base Rate”) for fiscal 2005 and the impact of recalculating our net deferred tax liability using the new Base Rate. The change in the Base Rate was due to the combination of changes in tax legislation and regulations and an expected shift in income to states with higher tax rates in fiscal 2005. See Note 6 to the Consolidated Financial Statements, “Income Taxes,” for additional information regarding the change in the income tax rates and the impact on the financial statements.

Geographic Segments

The following table summarizes by geographic segment total revenues and income before income taxes for years ended October 31, 2005 and 2004 (dollars in millions):

	Revenues				Income before income taxes
	2005 units	2004 units	2005	2004	2005	2004

North (a)	1,870	1,494	$1,134.5	$846.9	$240.2	$152.5
Mid-Atlantic (b)	3,290	2,398	2,062.8	1,261.8	679.1	329.6
South (c)	1,312	964	721.1	475.6	81.6	44.1
West	2,297	1,771	1,875.0	1,277.6	450.8	243.1
Corporate and other					(128.6)	(121.9)

Total	8,769	6,627	$5,793.4	$3,861.9	$1,323.1	$647.4

(a)	Includes land revenues of $8.2 million in fiscal 2005.

(b)	Includes land revenues of $6.2 million and $9.3 million in fiscal 2005 and 2004, respectively.

(c)	Includes land revenues of $19.8 million and $13.2 million in fiscal 2005 and 2004, respectively.

North

Revenues in fiscal 2005 were higher than those of fiscal 2004 by approximately $287.6 million, or 34%. The increase in revenues was attributable to a 25% increase in the number of homes delivered and a 6% increase in the average sales price of the homes delivered. The increase in the number of homes delivered in fiscal 2005 was the result of the higher backlog of homes at October 31, 2004 as compared to the backlog at October 31, 2003, which was primarily the result of a 19% increase in the number of new contracts signed in fiscal 2004 over fiscal 2003. This increase in net new signed contracts was primarily due to increased demand and to an increase in the number of selling communities in fiscal year 2004 as compared to fiscal 2003. We had 60 selling communities at October 31, 2005, 67 selling communities at October 31, 2004 and 61 selling communities at October 31, 2003.

Income before income taxes in fiscal 2005 was $240.2 million, an increase of $87.7 million from fiscal 2004 income before income taxes of $152.5 million. This increase was due to the profits realized on the increased sales revenues in fiscal 2005, a decrease in cost of revenues as a percentage of total revenues in fiscal 2005 as compared to fiscal 2004 and increased income realized from unconsolidated entities in fiscal 2005 compared to fiscal 2004. The decrease in the cost of revenues percentage was largely the result of selling prices increasing faster than costs and efficiencies realized from the increased number of homes delivered.

Mid-Atlantic

Revenues in fiscal 2005 were higher than those of fiscal 2004 by approximately $801.0 million, or 63%. The increase in revenues was attributable to a 37% increase in the number of homes delivered and a 20% increase in the average sales price of the homes delivered. The increase in the number of homes delivered in fiscal 2005 was the result of the higher backlog of homes at October 31, 2004 as compared to the backlog at October 31, 2003, which was primarily the result of a 27% increase in the number of new contracts signed in

Back to Contents

fiscal 2004 over fiscal 2003. This increase in new signed contracts was primarily due to increased demand and to an increase in the number of selling communities in fiscal year 2004 as compared to fiscal 2003. At October 31, 2005, 2004 and 2003, we had 83, 70 and 59 selling communities, respectively.

Income before income taxes in fiscal 2005 was $679.1 million, an increase of $349.5 million from fiscal 2004 income before income taxes of $329.6 million. This increase was due to the profits realized on the increased sales revenues in fiscal 2005 and a decrease in cost of revenues as a percentage of total revenues in fiscal 2005 as compared to fiscal 2004. The decrease in the cost of revenues percentage was largely the result of selling prices increasing faster than costs and efficiencies realized from the increased number of homes delivered.

South

Revenues in fiscal 2005 were higher than those of fiscal 2004 by approximately $245.5 million, or 52%. The increase in revenues was attributable to a 36% increase in the number of homes delivered, a 11% increase in the average sales price of the homes delivered and an increase in land sales of $6.6 million. The increase in the number of homes delivered in fiscal 2005 was primarily the result of a 82% increase in number of new contracts signed in fiscal 2004 over fiscal 2003, resulting in a higher backlog of homes at October 31, 2004 as compared to October 31, 2003, and the acquisition of Landstar Homes, Central Florida Division in June 2005 and its related backlog of homes at the date of acquisition. We had 49 selling communities at October 31, 2005, 44 selling communities at October 31, 2004 and 41 selling communities at October 31, 2003.

Income before income taxes in fiscal 2005 was $81.6 million, an increase of $37.5 million from fiscal 2004 income before income taxes of $44.1 million. This increase was due to the profits realized on the increased sales revenues in fiscal 2005, a decrease in cost of revenues as a percentage of total revenues in fiscal 2005 as compared to fiscal 2004 and increased income realized from unconsolidated entities in fiscal 2005 compared to fiscal 2004. The decrease in the cost of revenues percentage was largely the result of selling prices increasing faster than costs and efficiencies realized from the increased number of homes delivered.

West

Revenues in fiscal 2005 were higher than those of fiscal 2004 by approximately $597.4 million, or 47%. The increase in revenues was attributable to a 30% increase in number of homes delivered and a 13% increase in average sales price of the homes delivered. The increase in the number of homes delivered in fiscal 2005 was the result of the higher backlog of homes at October 31, 2004 as compared to the backlog at October 31, 2003, which was primarily the result of a 64% increase in the number of new contracts signed in fiscal 2004 over fiscal 2003. The increase in the number of new contracts signed in fiscal 2005 was primarily due to increased demand for our product. At October 31, 2005, 2004 and 2003, we had 38, 39 and 39 selling communities, respectively.

Income before income taxes in fiscal 2005 was $450.8 million, an increase of $207.7 million from fiscal 2004 income before income taxes of $243.1 million. This increase was due to the profits realized on the increased sales revenues in fiscal 2005 and a decrease in cost of revenues as a percentage of total revenues in fiscal 2005 as compared to fiscal 2004, offset by a decrease in income realized from unconsolidated entities in fiscal 2005 compared to fiscal 2004. The decrease in the cost of revenues percentage was largely the result of selling prices increasing faster than costs and efficiencies realized from the increased number of homes delivered.

Back to Contents

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

We were a net user of cash in our operating activities in fiscal 2006 due primarily to increased spending for land and construction in progress. Cash flow from operating activities increased in fiscal 2005 compared to fiscal 2004 and in fiscal 2004 compared to fiscal 2003. These increases were primarily the result of our strong revenue growth in fiscal 2005 and fiscal 2004.

We expect that we will continue to be a net user of cash in our operating activities in fiscal 2007. We expect that our inventory will continue to increase, as we purchase land that we currently have under contract or place under contract in the future. We are currently negotiating and searching for additional opportunities to obtain control of land for future communities. At October 31, 2006, the aggregate purchase price of land parcels under option and purchase agreements was approximately $2.96 billion (including $1.22 billion of land to be acquired from joint ventures which we have invested in, made advances to or made loan guarantees on behalf of), of which we had paid or deposited approximately $173.1 million and have $164.4 million invested in the joint ventures.

In general, cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own several years’ supply of home sites, we do not need to buy home sites immediately to replace the ones delivered. In addition, we generally do not begin construction of our traditional single-family detached homes until we have a signed contract with the home buyer, although in fiscal 2006, due to an extremely high cancellation rate of customer contracts and the increase in the number of attached home communities that we are operating from, the number of speculative homes in our inventory has increased significantly. In fiscal 2006, the value of new contracts signed with home buyers decreased by 38% from fiscal 2005. Should our business continue to decline significantly, we believe that our inventory would decrease, as we complete and deliver the homes under construction but do not commence construction of as many new homes, resulting in a temporary increase in our cash flow from operations. In addition, we might continue to delay or curtail our acquisition of additional land, as we did in the later part of fiscal 2006, which would further reduce our inventory levels and cash needs. We decreased our home sites owned and controlled by approximately 19% from April 30, 2006 to October 31, 2006 in response to the deterioration of the housing market.

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

We have a $1.8 billion credit facility consisting of a $1.5 billion unsecured revolving credit facility and a $300 million term loan facility (collectively, the “Credit Facility”) with 33 banks, which extends to March 2011. At October 31, 2006, interest was payable on borrowings under the revolving credit facility at 0.475% (subject to adjustment based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At October 31, 2006, we had no outstanding borrowings against the revolving credit facility but had letters of credit of approximately $408.2 million outstanding under it. Under the term loan facility, interest is payable at 0.50% (subject to adjustment based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At October 31, 2006, interest was payable on the $300 million term loan at 5.89%. Prior to our expanding our credit facility to encompass a term loan that provides outstanding borrowings under our Credit Facility, we had periodically maintained a loan balance

Back to Contents

outstanding on our revolving credit facility; such borrowing was purely elective by us and was not required by the terms of our revolving credit facility.

To reduce borrowing costs, extend the maturities of our long-term debt and raise additional funds for general corporate purposes, during the last four fiscal years we issued four series of senior notes aggregating $1.15 billion, and used the proceeds to redeem $470 million of senior subordinated notes and, together with other available cash, to repay a $222.5 million bank term loan. These financing activities are contained in the Consolidated Statements of Cash Flows in the section “Cash flow from financing activities.”

We believe that we will be able to continue to fund our operations and meet our contractual obligations through a combination of existing cash resources and our existing sources of credit and the public debt markets.

CONTRACTUAL OBLIGATIONS

The following table summarizes our estimated contractual obligations at October 31, 2006 (amounts in millions):

	2007	2008 - 2009	2010 - 2011	Thereafter	Total

Senior and senior subordinated notes (a)	$94.6	$189.4	$381.1	$1,437.0	$2,102.1
Loans payable (a)	194.0	115.7	556.9	14.0	880.6
Mortgage company warehouse loan (a)	123.6				123.6
Operating lease obligations	18.8	25.5	13.3	26.5	84.1
Purchase obligations (b)	1,234.3	1,035.8	411.9	658.9	3,340.9
Retirement plans (c)	5.3	6.9	6.5	33.4	52.1
Other	0.7	1.4	0.7		2.8

	$1,671.3	$1,374.7	$1,370.4	$2,169.8	$6,586.2

(a)
Amounts include estimated annual interest payments until maturity of the debt. Of the amounts indicated, $1.5 billion of the senior and senior subordinated notes, $736.9 million of loans payable, $119.7 million of the mortgage company warehouse loan and $43.6 million of accrued interest were recorded on the October 31, 2006 Consolidated Balance Sheet.

(b)
Amounts represent our expected acquisition of land under options or purchase agreements and the estimated remaining amount of the contractual obligation for land development agreements secured by letters of credit and surety bonds.

(c)
Amounts represent our obligations under our 401(k), deferred compensation and supplemental executive retirement plans. Of the total amount indicated, $31.0 million has been recorded on the October 31, 2006 Consolidated Balance Sheet.

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

Back to Contents

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

At October 31, 2006, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value were as follows (amounts in thousands):

	Fixed-Rate Debt		Variable-Rate Debt (a)(b)

Fiscal Year of Expected Maturity	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate

2007	$154,295	7.24%	$119,855	6.53%
2008	47,131	5.70%	150	3.62%
2009	3,178	6.34%	150	3.62%
2010	800	10.00%	148,086	6.09%
2011	269,150	7.76%	300,150	5.89%
Thereafter	1,300,849	6.01%	12,845	3.62%
Discount	(8,833)

Total	$1,766,570	6.70%	$581,236	6.02%

Fair value at October 31, 2006	$1,726,453		$581,236

(a)
We have a $1.8 billion credit facility consisting of a $1.5 billion unsecured revolving credit facility and a $300 million term loan facility (collectively, the “Credit Facility”) with 33 banks, which extends to March 17, 2011. At October 31, 2006, interest was payable on borrowings under the revolving credit facility at 0.475% (subject to adjustment based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At October 31, 2006, we had no outstanding borrowings against the revolving credit facility, but had letters of credit of approximately $408.2 million outstanding under it. Under the term loan facility, interest is payable at 0.50% (subject to adjustment based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At October 31, 2006, interest was payable on the $300 million term loan at 5.89%.

(b)
Our mortgage subsidiary has a $125 million line of credit with four banks to fund mortgage originations. The line is due within 90 days of demand by the banks and bears interest at the banks’ overnight rate plus an agreed-upon margin. At October 31, 2006, the subsidiary had $119.7 million outstanding under the line at an average interest rate of 6.53%. Borrowings under this line are included in the fiscal 2007 maturities.

Based upon the amount of variable-rate debt outstanding at October 31, 2006, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $5.8 million per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, listed in Item 15(a)(1) and (2), which appear at pages F-1 through F-35 of this report and which are incorporated herein by reference.

Back to Contents

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

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting during our quarter ended October 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

Back to Contents

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by this item for executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I, Item 4A of this report. The other information required by this item will be included in our Proxy Statement for the 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required in this item will be included in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required in this item will be included in the 2007 Proxy Statement and is incorporated herein by reference.

The following table provides information as of October 31, 2006 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance. All share and per share information has been adjusted and restated to reflect a two-for-one stock split distributed in the form of a stock dividend on July 8, 2005.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(1) (in thousands)

	(a)	(b)	(c)
Equity compensation plans approved by security holders	25,178	$12.70	8,462
Equity compensation plans not approved by security holders

Total	25,178	$12.70	8,462

(1)
Our Stock Incentive Plan (1998) provides for automatic increases each November 1 in the number of shares available for grant by 2.5% of the number of shares issued (including treasury shares.) This plan restricts the number of shares available for grant at any one time to a maximum of ten million shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in this item will be included in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in this item will be included in the 2007 Proxy Statement and is incorporated herein by reference.

Back to Contents

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)      Financial Statements and Financial Statement Schedules

Page

1. Financial Statements
Management’s Annual Report on Internal Control Over Financial Reporting	F-1
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Income for the Years Ended October 31, 2006, 2005, and 2004	F-4
Consolidated Balance Sheets as of October 31, 2006 and 2005	F-5
Consolidated Statements of Cash Flows for the Years Ended October 31, 2006, 2005 and 2004	F-6
Notes to Consolidated Financial Statements	F-7
Summary Consolidated Quarterly Financial Data (unaudited)	F-35
2. Financial Statement Schedules
None

Schedules have been omitted because they are either not applicable or the required information is included in the financial statements or notes hereto.

(b)      Exhibits

The following exhibits are included with this report or incorporated herein by reference:

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation dated September 8, 2005 is hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2005.
3.2	By-laws of Toll Brothers, Inc., As Amended and Restated June 15, 2006, are hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2006.
4.1	Specimen Stock Certificate is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-K for the fiscal year ended October 31, 1991.
4.2	Indenture dated as of January 25, 2001, among Toll Corp., as issuer, the Registrant, as guarantor, and Bank One Trust Company, NA, as Trustee, including form of guarantee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended January 31, 2001.
4.3	Indenture dated as of November 22, 2002 among Toll Brothers Finance Corp., as issuer, the Registrant, as guarantor, and Bank One Trust Company, NA, as Trustee, including form of guarantee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 27, 2002.
4.4	First Supplemental Indenture dated as of May 1, 2003 by and among the parties listed on Schedule A thereto, and Bank One Trust Company, National Association, as Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-4/ A filed with the Securities and Exchange Commission on June 16, 2003, File Nos. 333-103931, 333-103931-01, 333-103931-02, 333- 103931-03 and 333-103931-04.

Back to Contents

Exhibit Number	Description

4.5	Second Supplemental Indenture dated as of November 3, 2003 by and among the parties listed on Schedule A thereto, and Bank One Trust Company, National Association, as Trustee, is hereby incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on November 5, 2003, File Nos. 333-109604, 333-109604-01, 333- 109604-02, 333-109604-03 and 333-109604-04.
4.6	Third Supplemental Indenture dated as of January 26, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended January 31, 2004.
4.7	Fourth Supplemental Indenture dated as of March 1, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended January 31, 2004.
4.8	Fifth Supplemental Indenture dated as of September 20, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is incorporated by reference to Exhibit 4.9 of the Registrant’s Form 10-K for the fiscal year ended October 31, 2004.
4.9	Sixth Supplemental Indenture dated as of October 28, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is incorporated by reference to Exhibit 4.10 of the Registrant’s Form 10-K for the fiscal year ended October 31, 2004.
4.10	Seventh Supplemental Indenture dated as of October 31, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is incorporated by reference to Exhibit 4.11 of the Registrant’s Form 10-K for the fiscal year ended October 31, 2004.
4.11	Eighth Supplemental Indenture dated as of January 31, 2005 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2005.
4.12	Ninth Supplemental Indenture dated as of June 6, 2005 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2005.
4.13	Tenth Supplemental Indenture dated as of August 1, 2005 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is incorporated by reference to Exhibit 4.13 of the Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 29, 2005, File Nos. 333-128683, 333-128683-01, 333- 128683-02, 333-128683-03 and 333-128683-04.
4.14	Eleventh Supplemental Indenture dated as of January 31, 2006 by and among the parties listed on Schedule I thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2006.
4.15	Twelfth Supplemental Indenture dated as of April 30, 2006 by and among the parties listed on Schedule I thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2006.
4.16	Thirteenth Supplemental Indenture dated as of July 31, 2006 by and among the parties listed on Schedule I thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is filed herewith.

Back to Contents

Exhibit Number	Description

4.17	Joint Resolution Adopted by the Board of Directors of Toll Corp. and the Shelf Terms Committee of Toll Brothers, Inc. dated as of January 23, 2001, relating to $200,000,000 principal amount of 8 1/4% Senior Subordinated Notes of Toll Corp. due 2011, guaranteed on a Senior Subordinated basis by the Registrant is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 24, 2001.
4.18	Authorizing Resolutions, dated as of November 27, 2001, relating to $150,000,000 principal amount of 8.25% Senior Subordinated Notes of Toll Corp. due 2011, guaranteed on a Senior Subordinated basis by the Registrant is hereby incorporated by reference to Exhibit 4 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 6, 2001.
4.19	Authorizing Resolutions, dated as of November 15, 2002, relating to $300,000,000 principal amount of 6.875% Senior Notes of Toll Brothers Finance Corp. due 2012, guaranteed on a Senior basis by the Registrant and certain subsidiaries of the Registrant is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 27, 2002.
4.20	Authorizing Resolutions, dated as of September 3, 2003, relating to $250,000,000 principal amount of 5.95% Senior Notes of Toll Brothers Finance Corp. due 2013, guaranteed on a Senior basis by the Registrant and certain subsidiaries of the Registrant is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2003.
4.21	Authorizing Resolutions, dated as of March 9, 2004, relating to $300,000,000 principal amount of 4.95% Senior Notes of Toll Brothers Finance Corp. due 2014, guaranteed on a Senior basis by the Registrant and certain subsidiaries of the Registrant is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2004.
4.22	Authorizing Resolutions, dated as of May 26, 2005, relating to $300,000,000 principal amount of 5.15% Senior Notes of Toll Brothers Finance Corp. due 2015, guaranteed on a Senior basis by the Registrant and certain subsidiaries of the Registrant is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 8, 2005.
4.23	Registration Rights Agreement dated as of November 22, 2002 by and among Toll Brothers Finance Corp., the Registrant, Salomon Smith Barney Inc., Banc of America Securities LLC and Banc One Capital Markets, Inc. and each of the other initial purchasers named on Schedule A attached thereto is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended January 31, 2003.
4.24	Registration Rights Agreement dated as of September 3, 2003 by and among Toll Brothers Finance Corp., the Registrant and Citigroup Global Markets, Inc. is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2003.
4.25	Registration Rights Agreement dated as of March 16, 2004 by and among Toll Brothers Finance Corp., the Registrant and Citigroup Global Markets Inc. and each of the other initial purchasers named on Schedule A attached thereto is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2004.
4.26	Registration Rights Agreement dated as of June 2, 2005 by and among Toll Brothers Finance Corp., the Registrant and Citigroup Global Markets Inc. and each of the other initial purchasers named on Schedule A attached thereto is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 8, 2005.

Back to Contents

Exhibit Number	Description

4.27	Rights Agreement dated as of June 12, 1997 by and between the Registrant and ChaseMellon Shareholder Service, L.L.C., as Rights Agent, is hereby incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A dated June 20, 1997.
4.28	Amendment to Rights Agreement dated as of July 31, 1998, by and between the Registrant and ChaseMellon Shareholder Service, L.L.C. as Rights Agent incorporated herein by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A/A dated August 21, 1998.
10.1	Credit Agreement by and among First Huntingdon Finance Corp., the Registrant and the lenders which are parties thereto dated March 17, 2006, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2006.
10.2*	Toll Brothers, Inc. Executives and Non-Employee Directors Stock Option Plan (1993) is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 25, 1994.
10.3*	Amendment to the Toll Brothers, Inc. Executives and Non-Employee Directors Stock Option Plan (1993) is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended April 30, 1995.
10.4*	Amendment to the Toll Brothers, Inc. Executives and Non-Employee Directors Stock Option Plan (1993) effective June 14, 2001 is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended July 31, 2001.
10.5*	Toll Brothers, Inc. Cash Bonus Plan, as amended, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2005.
10.6*	Amendment to the Toll Brothers, Inc. Cash Bonus Plan, dated December 7, 2005, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 9, 2005.
10.7*	Amendment to the Toll Brothers, Inc. Cash Bonus Plan, dated December 15, 2006, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 19, 2006.
10.8*	Toll Brothers, Inc. Stock Incentive Plan (1998) is hereby incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 25, 1998, File No. 333-57645.
10.9*	Amendment to the Toll Brothers, Inc. Stock Incentive Plan (1998) effective March 22, 2001 is hereby incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended July 31, 2001.
10.10*	Form of Incentive Stock Option Grant for Executive Officers pursuant to Toll Brothers, Inc. Stock Incentive Plan (1998) is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended July 31, 2004.
10.11*	Form of Non-Qualified Stock Option Grant for Executive Officers pursuant to Toll Brothers, Inc. Stock Incentive Plan (1998) is hereby incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended July 31, 2004.
10.12*	Form of Non-Qualified Stock Option Grant for Non-Employee Directors pursuant to Toll Brothers, Inc. Stock Incentive Plan (1998) is hereby incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended July 31, 2004.
10.13*	Form of Stock Award Grant for Directors pursuant to Toll Brothers, Inc. Stock Incentive Plan (1998) is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K with the Securities and Exchange Commission on December 17, 2004.
10.14*	Form of Stock Award Grant for Individual Grantee pursuant to Toll Brothers, Inc. Stock Incentive Plan (1998) is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K with the Securities and Exchange Commission on April 8, 2005.
10.15*	Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 1995.

Back to Contents

Exhibit Number	Description

10.16*	Amendment to the Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) dated May 29, 1996 is hereby incorporated by reference to Exhibit 10.9 the Registrant’s Form 10-K for the fiscal year ended October 31, 1996.
10.17*	Amendment to the Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) effective March 22, 2001 is hereby incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended July 31, 2001.
10.18*	Toll Brothers, Inc. Executive Officer Cash Bonus Plan, as amended, is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2005.
10.19*	Executive Officer Cash Bonus Plan Performance Goals for each of Messrs. Zvi Barzilay and Joel H. Rassman for the Registrant’s 2006 fiscal year is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 19, 2005.
10.20*	Executive Officer Cash Bonus Plan Performance Goals for each of Messrs. Zvi Barzilay and Joel H. Rassman for the Registrant’s 2007 fiscal year is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 19, 2006.
10.21*	Toll Brothers, Inc. Supplemental Executive Retirement Plan, as amended and restated, effective as of June 1, 2006, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2006.
10.22*	Stock Redemption Agreement between the Registrant and Robert I. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-K for the fiscal year ended October 31, 1995.
10.23*	Agreement dated May 1, 2005 to Abolish Stock Redemption Agreement between the Registrant and Robert I. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2005.
10.24*	Stock Redemption Agreement between the Registrant and Bruce E. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-K for the fiscal year ended October 31, 1995.
10.25*	Agreement dated May 1, 2005 to Abolish Stock Redemption Agreement between the Registrant and Bruce E. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2005.
10.26*	Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll regarding Mr. Toll’s resignation and related matters is hereby incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended April 30, 1998.
10.27*	Consulting and Non-Competition Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll is hereby incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended April 30, 1998.
10.28*	Amendment to the Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll and to the Consulting and Non-Competition Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2000.
10.29*	Advisory and Non-Competition Agreement between the Registrant and Bruce E. Toll, dated as of November 1, 2004, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 4, 2005.
10.30*	Agreement between the Registrant and Joel H. Rassman, dated June 30, 1988, is hereby incorporated by reference to Exhibit 10.8 of Toll Corp.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 9, 1988, File No. 33- 23162.

Back to Contents

Exhibit Number	Description

10.31*	Toll Bros., Inc. Non-Qualified Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.24 of the Registrant’s Form 10- K for the fiscal year ended October 31, 2001.
10.32*	Amendment to the Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, effective as of January 1, 2005, is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended July 31, 2006.
10.33*	Toll Brothers, Inc. Stock Award Deferral Plan is hereby incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-K for the fiscal year ended October 31, 2001.
12	Statement re: Computation of Ratios of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Robert I. Toll pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Joel H. Rassman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Robert I. Toll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Joel H. Rassman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Horsham, Commonwealth of Pennsylvania on January 5, 2007.

TOLL BROTHERS, INC.

By: Robert I. Toll
Robert I. Toll
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Robert I. Toll	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	January 5, 2007
Robert I. Toll

Bruce E. Toll	Vice Chairman of the Board and Director	January 5, 2007
Bruce E. Toll

Zvi Barzilay	President, Chief Operating Officer and Director	January 5, 2007
Zvi Barzilay

Joel H. Rassman	Executive Vice President, Treasurer, Chief Financial Officer and Director (Principal Financial Officer)	January 5, 2007
Joel H. Rassman

Joseph R. Sicree	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	January 5, 2007
Joseph R. Sicree

Robert S. Blank	Director	January 5, 2007

Robert S. Blank

Edward G. Boehne	Director	January 5, 2007

Edward G. Boehne

Richard J. Braemer	Director	January 5, 2007

Richard J. Braemer

Roger S. Hillas	Director	January 5, 2007

Roger S. Hillas

Carl B. Marbach	Director	January 5, 2007

Carl B. Marbach

Stephen A. Novick	Director	January 5, 2007

Stephen A. Novick

Paul E. Shapiro	Director	January 5, 2007

Paul E. Shapiro

Back to Contents

ITEM 8. Financial Statements and Supplementary Data

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2006.

Our management’s assessment of the effectiveness of internal control over financial reporting as of October 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Back to Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Toll Brothers, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Toll Brothers, Inc. maintained effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Toll Brothers, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Toll Brothers, Inc. maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Toll Brothers, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Toll Brothers, Inc. and subsidiaries as of October 31, 2006 and 2005, and the related consolidated statements of income and cash flows for each of the three years in the period ended October 31, 2006 of Toll Brothers, Inc. and our report dated December 20, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

Philadelphia, Pennsylvania
December 20, 2006

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Toll Brothers, Inc.

We have audited the accompanying consolidated balance sheets of Toll Brothers, Inc. and subsidiaries as of October 31, 2006 and 2005, and the related consolidated statements of income and cash flows for each of the three years in the period ended October 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toll Brothers, Inc. and subsidiaries at October 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 13 to the consolidated financial statements, the Company has restated its segment disclosures for fiscal years ended October 31, 2005 and 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Toll Brothers, Inc.’s internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 20, 2006 expressed an unqualified opinion thereon.

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective November 1, 2005.

Ernst & Young LLP

Philadelphia, Pennsylvania
December 20, 2006

Back to Contents

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Year ended October 31,

	2006	2005	2004

Revenues
Traditional home sales	$5,945,169	$5,759,301	$3,839,451
Percentage of completion	170,111
Land sales	8,173	34,124	22,491

	6,123,453	5,793,425	3,861,942

Cost of revenues
Traditional home sales	4,263,200	3,902,697	2,747,274
Percentage of completion	132,268
Land sales	6,997	24,416	15,775
Interest	121,993	125,283	93,303

	4,524,458	4,052,396	2,856,352

Selling, general and administrative	573,404	482,786	381,080

Income from operations	1,025,591	1,258,243	624,510
Other:
Equity earnings from unconsolidated entities	48,361	27,744	15,731
Interest and other income	52,664	41,197	15,420
Expenses related to early retirement of debt		(4,056)	(8,229)

Income before income taxes	1,126,616	1,323,128	647,432
Income taxes	439,403	517,018	238,321

Net income	$687,213	$806,110	$409,111

Earnings per share:
Basic	$4.45	$5.23	$2.75
Diluted	$4.17	$4.78	$2.52
Weighted-average number of shares:
Basic	154,300	154,272	148,646
Diluted	164,852	168,552	162,330

See accompanying notes.

Back to Contents

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	October 31,

	2006	2005

ASSETS
Cash and cash equivalents	$632,524	$689,219
Inventory	6,095,702	5,068,624
Property, construction and office equipment, net	99,089	79,524
Receivables, prepaid expenses and other assets	160,446	185,620
Contracts receivable	170,111
Mortgage loans receivable	130,326	99,858
Customer deposits held in escrow	49,676	68,601
Investments in and advances to unconsolidated entities	245,667	152,394

	$7,583,541	$6,343,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Loans payable	$736,934	$250,552
Senior notes	1,141,167	1,140,028
Senior subordinated notes	350,000	350,000
Mortgage company warehouse loan	119,705	89,674
Customer deposits	360,147	415,602
Accounts payable	292,171	256,557
Accrued expenses	825,288	791,769
Income taxes payable	334,500	282,147

Total liabilities	4,159,912	3,576,329

Minority interest	7,703	3,940

Stockholders’ equity
Preferred stock, none issued
Common stock, 156,292 shares issued at October 31, 2006 and 2005	1,563	1,563
Additional paid-in capital	220,783	242,546
Retained earnings	3,263,274	2,576,061
Treasury stock, at cost – 2,393 shares and 1,349 shares at October 31, 2006 and 2005, respectively	(69,694)	(56,599)

Total stockholders’ equity	3,415,926	2,763,571

	$7,583,541	$6,343,840

See accompanying notes.

Back to Contents

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended October 31,

	2006	2005	2004

Cash flow from operating activities:
Net income	$687,213	$806,110	$409,111
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	30,357	20,345	15,032
Stock-based compensation	27,082
Excess tax benefits from stock-based compensation	(16,110)
Amortization of initial benefit obligation	1,957	3,802	6,735
Amortization of unearned compensation		200
Equity earnings from unconsolidated entities	(48,361)	(27,744)	(15,731)
Distribution of earnings from unconsolidated entities	10,534	13,401	12,083
Deferred tax provision	8,773	26,763	32,377
Provision for inventory write-offs	152,045	5,079	7,452
Write-off of unamortized debt discount and financing costs		416	1,322
Changes in operating assets and liabilities, net of assets and liabilities acquired
Increase in inventory	(877,746)	(1,025,421)	(692,400)
Origination of mortgage loans	(1,022,663)	(873,404)	(744,380)
Sale of mortgage loans	992,196	873,459	701,967
Increase in contract receivables	(170,111)
Decrease (increase) in receivables, prepaid expenses and other assets	22,345	(39,169)	(26,210)
(Decrease) increase in customer deposits	(36,530)	109,506	92,332
Increase in accounts payable and accrued expenses	71,520	314,949	265,387
Increase in current income taxes payable	63,045	126,404	58,618

Net cash (used in) provided by operating activities	(104,454)	334,696	123,695

Cash flow from investing activities:
Purchase of property and equipment, net	(41,740)	(43,029)	(20,408)
Purchase of marketable securities	(2,844,810)	(4,575,434)	(1,976,767)
Sale of marketable securities	2,844,810	4,690,463	2,052,500
Investment in and advances to unconsolidated entities	(120,540)	(55,059)	(84,729)
Acquisition of interests in unconsolidated entities	(44,750)
Return of investments in unconsolidated entities	32,521	14,631	22,005

Net cash (used in) provided by investing activities	(174,509)	31,572	(7,399)

Cash flow from financing activities:
Proceeds from loans payable	1,614,087	1,125,951	981,621
Principal payments of loans payable	(1,316,950)	(1,391,833)	(988,488)
Net proceeds from issuance of public debt		293,097	297,432
Redemption of senior subordinated notes		(100,000)	(170,000)
Proceeds from stock-based benefit plans	15,103	44,729	14,725
Excess tax benefits from stock-based compensation	16,110
Purchase of treasury stock	(109,845)	(118,767)	(20,241)
Change in minority interest	3,763	3,940

Net cash provided by (used in) financing activities	222,268	(142,883)	115,049

Net (decrease) increase in cash and cash equivalents	(56,695)	223,385	231,345
Cash and cash equivalents, beginning of year	689,219	465,834	234,489

Cash and cash equivalents, end of year	$632,524	$689,219	$465,834

See accompanying notes.

Back to Contents

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies

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

Percentage of Completion

The Company is developing several high-rise/mid-rise projects that will take substantially more than one year to complete. Revenues are recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). Under the provisions of SFAS 66, revenues and costs are to be recognized using the percentage of completion method of accounting when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not be converted to rental property, the sales prices are collectible and the aggregate sales proceeds and the total cost of the project can be reasonably estimated. Revenues and costs of individual projects are recognized on an individual project’s aggregate value of units for which home buyers have signed binding agreements of sale, less an allowance for cancellations, and are based on the percentage of total estimated construction costs that have been incurred. Total estimated revenues and construction costs are reviewed periodically and any changes are applied prospectively. The Emerging Issues Task Force (the “EITF”) recently issued, and the Financial Accounting Standards Board (the “FASB”) has ratified, subject to a comment period, an interpretation of SFAS 66 regarding the evaluation of collectibilty of the sales price from the buyer. See “New Accounting Pronouncements” in this Note for further information.

Back to Contents

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

Property, Construction and Office Equipment

Property, construction and office equipment are recorded at cost and are stated net of accumulated depreciation of $97.8 million and $78.7 million at October 31, 2006 and 2005, respectively. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets.

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

Once a piece of land has been approved for development, it generally takes four to five years to fully develop, sell and deliver all the homes in one of the Company’s typical communities. Longer or shorter time periods are possible depending on the number of home sites in a community and the sales and delivery pace of the homes in that community. The Company’s master planned communities, consisting of several smaller communities, may take up to 10 years or more to complete. Because the Company’s inventory is considered a long-lived asset under U.S. generally accepted accounting principles, the Company is required, under SFAS 144, to review the carrying value of each of its communities and write down the value of those communities to the extent to which it believes the values are not recoverable. When the profitability of a current community deteriorates, the sales pace declines significantly or some other factor indicates a possible impairment in the recoverability of the asset, the asset is reviewed for impairment by comparing the estimated future undiscounted cash flow for the community to its carrying value. If such cash flow is less than the community’s carrying value, the carrying value is written down to its estimated fair value by charging cost of revenues in the period the impairment is determined. Fair value is determined by the use of estimates made by management, based upon its judgment at the time the estimate is made, including estimate of future sales trends, revenues and costs.

In addition, the Company reviews all the land held for future communities or future sections of current communities, whether owned or under contract, to determine whether or not it expects to proceed with the development of the land, and, if so, whether it will be developed in the manner originally contemplated. Based upon this review, the Company decides (a) as to land that is under a purchase contract but not owned, whether the contract will be terminated or renegotiated, and (b) as to land the Company owns, whether the land will likely be developed as contemplated or in an alternative manner, or should be sold. The Company then further determines which costs that have been capitalized to the property are recoverable and which costs should be written off.

The Company has a significant number of land purchase contracts, sometimes referred to as “options” or “option agreements,” and investments in unconsolidated entities which it evaluates in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” as amended by FIN 46R (“FIN 46”). Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a variable interest entity (“VIE”) is considered to be the primary beneficiary and must consolidate the operations of the VIE. A VIE is an entity

Back to Contents

with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. For land purchase contracts with sellers meeting the definition of a VIE, the Company performs a review to determine which party is the primary beneficiary of the VIE. This review requires substantive judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the entity’s expected profits and losses and the cash flows associated with changes in the fair value of the land under contract. Because, in most cases, the Company does not have any ownership interests in the entities with which it contracts to purchase land, it generally does not have the ability to compel these entities to provide assistance in its review.

The Company capitalizes certain project marketing costs and charges them against income as homes are closed.

Investments in and Advances to Unconsolidated Entities

The Company is a party to several joint ventures with independent third parties to develop and sell land that was owned by its joint venture partners. The Company recognizes its proportionate share of the earnings from the sale of home sites to other builders. The Company does not recognize earnings from the home sites it purchases from these ventures, but reduces its cost basis in the home sites by its share of the earnings from those home sites.

The Company is also a party to several other joint ventures, effectively owns one-third of the Toll Brothers Realty Trust Group (“Trust”) and owns 50% of Toll Brothers Realty Trust Group II (“Trust II”). The Company recognizes its proportionate share of the earnings of these entities.

Mortgage Loans Receivable

Mortgage loans, classified as held for sale, include the value of mortgage loans funded to borrowers plus the deferral of expenses directly associated with the loans less any points collected at closing. The carrying value of these loans approximates their fair value.

Treasury Stock

Treasury stock is recorded at cost. Issuance of treasury shares is accounted for on a first-in, first-out basis. Differences between the cost of treasury shares and the re-issuance proceeds are charged to additional paid-in capital.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $36.0 million, $24.0 million and $20.8 million for the years ended October 31, 2006, 2005 and 2004, respectively.

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

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the manner in which public enterprises report information about operating segments. The Company has determined that its home building operations primarily involve four reportable geographic

Back to Contents

segments: North, Mid-Atlantic, South and West. The states comprising each geographic segment are as follows:

North:	Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Hampshire, New Jersey, New York, Ohio and Rhode Island

Mid-Atlantic	Delaware, Maryland, Pennsylvania, Virginia and West Virginia

South:	Florida, North Carolina, South Carolina, Tennessee and Texas

West:	Arizona, California, Colorado and Nevada

The Company stopped selling homes in Tennessee, New Hampshire and Ohio in fiscal 2004, 2004 and 2005, respectively, and delivered its last home in each of those states in fiscal 2004, 2004 and 2006, respectively. The operations in these states were immaterial to the applicable geographic segment.

Goodwill and Other Intangible Assets

Intangible assets, including goodwill, that are not subject to amortization are tested for impairment and possible write-down on an annual basis. At October 31, 2006 and 2005, the Company had $12.2 million of goodwill.

Acquisitions

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

In January 2004, the Company entered into a joint venture in which it had a 50% interest with an unrelated party to develop Maxwell Place, a luxury condominium community of approximately 800 units in Hoboken, New Jersey. In November 2005, the Company acquired its partner’s 50% equity ownership interest in this joint venture. As a result of the acquisition, the Company now owns 100% of the joint venture and the joint venture has been included as a consolidated subsidiary of the Company as of the acquisition date. As of the acquisition date, the joint venture had open contracts of sale to deliver 165 units with a sales value of approximately $128.3 million. The Company’s investment in and subsequent purchase of the partner’s interest in the joint venture was not material to the financial position of the Company. The Company is recognizing revenue and costs related to a portion of this project using the percentage of completion method of accounting.

The acquisition agreements under which the above assets were purchased provide for contingent payments to the respective sellers if post-closing operations exceed specified levels of financial performance as provided in the agreements. The acquisition prices paid at closing, together with any contingent payments we are obligated to make for the acquisitions, were not material to the financial position of the Company.

New Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). In April 2005, the Securities and Exchange Commission (the “SEC”) adopted a rule permitting implementation of SFAS 123R at the beginning of the fiscal year commencing after June 15, 2005. Under the provisions of SFAS 123R, an entity is required to treat all stock-based compensation as a cost that is reflected in the financial statements. The Company was required to adopt SFAS 123R beginning in its fiscal quarter ended January 31, 2006. The Company adopted SFAS 123R using the modified prospective method

Back to Contents

whereby the Company recognized the expense only for periods beginning after October 31, 2005. See Note 8, “Stock Based Benefit Plans,” for information regarding expensing of stock options in fiscal 2006 and for pro forma information regarding the Company’s expensing of stock options for fiscal 2005 and 2004.

In June 2005, EITF released Issue No. 04-5 “Determining Whether a General Partner, or the General Partner as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 provides guidance in determining whether a general partner controls a limited partnership and therefore should consolidate the limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership and that the presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without cause, or (2) substantive participating rights. The effective date for applying the guidance in EITF 04-5 was (1) June 29, 2005 for all new limited partnerships and existing limited partnerships for which the partnership agreement was modified after that date, and (2) no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005, for all other limited partnerships. Implementation of EITF 04-5 did not have a material impact on the Company’s financial position in fiscal 2005.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires the Company to (a) recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period, (c) measure defined benefit plan assets and defined benefit plan obligations as of the date of the Company’s statement of financial position, and (d) disclose additional information about certain effects on net periodic benefit costs in the upcoming fiscal year that arise from the delayed recognition of the actuarial gains and losses and the prior service costs and credits. SFAS 158 is effective for the Company’s fiscal year beginning November 1, 2007. The Company does not expect that adoption of SFAS 158 will have a material effect on its financial statements.

In September 2006, the EITF issued EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under SFAS No. 66 for the Sale of Condominiums” (“EITF 06-8”). EITF 06-8 states that in assessing the collectibility of the sales price pursuant to paragraph 37(d) of SFAS 66, an entity should evaluate the adequacy of the buyer’s initial and continuing investment to conclude that the sales price is collectible. If an entity is unable to meet the criteria of paragraph 37, including an assessment of collectibility using the initial and continuing investment tests described in paragraphs 8-12 of SFAS 66, then the entity should apply the deposit method as described in paragraphs 65-67 of SFAS 66. EITF 06-8 is effective for the Company’s fiscal year beginning November 1, 2007. In November 2006, the FASB ratified the EITF’s recommendation subject to a comment period. The Company expects that EITF 06-8 will be adopted. The application of the continuing investment criteria on the collectibility of the sales price will limit the Company’s ability to recognize revenues and costs using the percentage of completion accounting method. The Company does not expect that this change in criteria would affect any revenues or costs reported under percentage of completion accounting in fiscal 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ request for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements

Back to Contents

on earnings. SFAS 157 will be effective for the Company’s fiscal year beginning November 1, 2008. The Company is currently reviewing the effect SFAS 157 will have on its financial statements.

Stock Split

On June 9, 2005, the Company’s Board of Directors declared a two-for-one split of the Company’s common stock in the form of a stock dividend to stockholders of record on June 21, 2005. The additional shares of stock were distributed as of the close of business on July 8, 2005. All share and per share information has been adjusted and restated to reflect this split.

Reclassification

Certain prior year amounts have been reclassified to conform to the fiscal 2006 presentation.

2.	Inventory

Inventory at October 31, 2006 and 2005 consisted of the following (amounts in thousands):

	2006	2005

Land and land development costs	$2,193,850	$1,717,825
Construction in progress-completed contract	3,174,483	2,669,148
Construction in progress-percentage of completion	153,452	40,647
Sample homes and sales offices	244,097	202,286
Land deposits and costs of future development	315,041	427,192
Other	14,779	11,526

	$6,095,702	$5,068,624

Construction in progress includes the cost of homes under construction, land and land development costs and the carrying cost of home sites that have been substantially improved.

The Company capitalizes certain interest costs to inventory during the development and construction period. Capitalized interest is charged to cost of revenues when the related inventory is delivered for traditional homes or when the related inventory is charged to cost of revenues under percentage of completion accounting. Interest incurred, capitalized and expensed for each of the three years ended October 31, 2006, 2005 and 2004, were as follows (amounts in thousands):

	2006	2005	2004

Interest capitalized, beginning of year	$162,672	$173,442	$154,314
Interest incurred	135,166	115,449	113,448
Capitalized interest in inventory acquired	6,100
Interest expensed to cost of sales	(121,993)	(125,283)	(93,303)
Write-off against other income	(480)	(936)	(1,017)

Interest capitalized, end of year	$181,465	$162,672	$173,442

Back to Contents

Interest included in cost of revenues for each of the three years ended October 31, 2006, 2005 and 2004, were as follows (amounts in thousands):

	2006	2005	2004

Traditional home sales	$116,405	$122,451	$92,825
Percentage of completion	4,552
Land sales	1,036	2,832	478

	$121,993	$125,283	$93,303

The Company recognized inventory write-downs and the expensing of costs that it believed not to be recoverable for each of the three years ended October 31, 2006, 2005 and 2004, as follows (amounts in thousands):

	2006	2005	2004

Land controlled for future communities	$90,925	$3,279	$5,236
Operating communities	61,120	1,800	2,216

Total	$152,045	$5,079	$7,452

The Company has evaluated its land purchase contracts to determine if the selling entity is a VIE and if it is, whether the Company is the primary beneficiary of the entity. The Company does not possess legal title to the land and its risk is generally limited to deposits paid to the seller. The creditors of the seller generally have no recourse against the Company. At October 31, 2006, the Company had determined that it was the primary beneficiary of one VIE related to a land purchase contract and had recorded $74.6 million as inventory and recorded $67.1 million as a loan payable.

3.	Investments in and Advances to Unconsolidated Entities

The Company has investments in and advances to several joint ventures with unrelated parties to develop land. Some of these joint ventures develop land for the sole use of the venture partners, including the Company, and others develop land for sale to the venture partners and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites to other builders. The Company does not recognize earnings from home sites it purchases from the joint ventures, but instead reduces its cost basis in these home sites by its share of the earnings on the home sites. At October 31, 2006, the Company had approximately $165.2 million invested in or advanced to these joint ventures and was committed to contributing additional capital in an aggregate amount of approximately $238.1 million (net of the Company’s $129.7 million of loan guarantees related to two of the joint ventures’ loans) if required by the joint ventures. At October 31, 2006, three of the joint ventures had an aggregate of $1.33 billion of loan commitments, and had approximately $1.11 billion borrowed against the commitments, of which the Company’s guarantee of its pro-rata share of the borrowings was $107.9 million.

In October 2004, the Company entered into a joint venture in which it has a 50% interest with an unrelated party to convert a 525-unit apartment complex, The Hudson Tea Buildings, located in Hoboken, New Jersey, into luxury condominium units. At October 31, 2006, the Company had investments in and advances to the joint venture of $47.4 million, and was committed to making up to $1.5 million of additional investments in and advances to the joint venture.

The Company has investments in and advances to two joint ventures with unrelated parties to develop luxury condominium projects, including for-sale residential units and commercial space. At October 31, 2006, the Company had investments in and advances to the joint ventures of $18.1 million, was committed to making up to $116.8 million of additional investments in and advances to the joint ventures if required by the joint ventures, and guaranteed $21 million of joint venture loans. At October 31, 2006, these joint ventures had an aggregate of $292.6 million of loan commitments and had approximately $119.8 million borrowed against the commitments.

In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust Group II (“Trust II”) to be in a position to take advantage

Back to Contents

of commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by PASERS. At October 31, 2006, the Company had an investment of $8.3 million in Trust II. In addition, the Company and PASERS each entered into subscription agreements that expire in September 2007, whereby each agreed to invest additional capital in an amount not to exceed $11.1 million if required by Trust II. In September 2005, the Company sold a 26-acre commercially zoned parcel of land at its Dominion Valley Country Club in Virginia and a 30-acre commercially zoned parcel of land at its South Riding master planned community in Virginia to Trust II for a total of $12.3 million. Because the Company owns 50% of Trust II, it recognized only 50% of the profit on the sale. The remaining 50% of the profit on the sale reduced the Company’s investment in Trust II. The Company provides development and management services to Trust II and recognized fees for such services under the terms of various agreements in the amounts of $1.4 million and $1.1 million in the fiscal years ended October 31, 2006 and 2005, respectively. Prior to the formation of Trust II, the Company used Toll Brothers Realty Trust Group (“Trust”) to invest in commercial real estate opportunities. See Note 12, “Related Party Transactions,” for a description of the Company’s investment in the Trust.

The Company’s investments in these entities are accounted for using the equity method.

4.	Loans Payable, Senior Notes, Senior Subordinated Notes and Mortgage Company Warehouse Loan

Loans Payable

Loans payable at October 31, 2006 and 2005 consisted of the following (amounts in thousands):

	2006	2005

Term loan due March 2011 (a)	$300,000
Other (b)	436,934	$250,552

	$736,934	$250,552

(a)
The Company has a $1.8 billion credit facility consisting of a $1.5 billion unsecured revolving credit facility and a $300 million term loan facility (collectively, the “Credit Facility”) with 33 banks, which extends to March 17, 2011. At October 31, 2006, interest was payable on borrowings under the revolving credit facility at 0.475% (subject to adjustment based upon the Company’s debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. At October 31, 2006, the Company had no outstanding borrowings against the revolving credit facility but had letters of credit of approximately $408.2 million outstanding under it, of which the Company had recorded $80.5 million as liabilities under land purchase agreements. Under the term loan facility, interest is payable at 0.50% (subject to adjustment based upon the Company’s debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. At October 31, 2006, interest was payable on the $300 million term loan at 5.89%. Under the terms of the Credit Facility, the Company is not permitted to allow its maximum leverage ratio (as defined in the agreement) to exceed 2.00 to 1.00 and was required to maintain a minimum tangible net worth (as defined in the agreement) of approximately $2.32 billion at October 31, 2006. At October 31, 2006, the Company’s leverage ratio was approximately 0.53 to 1.00 and its tangible net worth was approximately $3.45 billion. Based upon the minimum tangible net worth requirement, the Company’s ability to pay dividends and repurchase its common stock was limited to an aggregate amount of approximately $1.05 billion at October 31, 2006.

(b)
The weighted average interest rate on these loans was 5.97% at October 31, 2006 and ranged from 3.62% to 10.0%. At October 31, 2006, $436.9 million of loans payable were secured by assets of approximately $654.1 million.

At October 31, 2006, the aggregate estimated fair value of the Company’s loans payable was approximately $737.8 million. The fair value of loans was estimated based upon the interest rates at October 31, 2006 that the Company believed were available to it for loans with similar terms and remaining maturities.

Back to Contents

Senior Notes

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

At October 31, 2006 and 2005, the Company’s senior notes consisted of the following (amounts in thousands):

	2006	2005

Senior notes:
6.875% Senior Notes due November 15, 2012	$300,000	$300,000
5.95% Senior Notes due September 15, 2013	250,000	250,000
4.95% Senior Notes due March 15, 2014	300,000	300,000
5.15% Senior Notes due May 15, 2015	300,000	300,000
Bond discount	(8,833)	(9,972)

	$1,141,167	$1,140,028

The senior notes are the unsecured obligations of Toll Brothers Finance Corp., a 100%-owned subsidiary of the Company. The payment of principal and interest is fully and unconditionally guaranteed, jointly and severally, by the Company and substantially all of its home building subsidiaries (together with Toll Brothers Finance Corp., the “Senior Note Parties”). The senior notes rank equally in right of payment with all the Senior Note Parties’ existing and future unsecured senior indebtedness, including the Credit Facility. The senior notes are structurally subordinated to the prior claims of creditors, including trade creditors, of the subsidiaries of the Company that are not guarantors of the senior notes. The senior notes are redeemable in whole or in part at any time at the option of the Company, at prices that vary based upon the then-current rates of interest and the remaining original term of the notes.

At October 31, 2006, the aggregate fair value of the Company’s senior notes, based upon their indicated market prices, was approximately $1.09 billion.

Senior Subordinated Notes

At October 31, 2006 and 2005, the Company’s senior subordinated notes consisted of the following (amounts in thousands):

	2006	2005

Senior subordinated notes:
8 1/4% Senior Subordinated Notes due February 1, 2011	$200,000	$200,000
8.25% Senior Subordinated Notes due December 1, 2011	150,000	150,000

	$350,000	$350,000

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

At October 31, 2006, the aggregate fair value of the Company’s senior subordinated notes, based upon their indicated market prices, was approximately $356.9 million.

Back to Contents

Mortgage Company Warehouse Loan

A subsidiary of the Company has a $125 million bank line of credit with four banks to fund home mortgage originations. The line of credit is due within 90 days of demand by the banks and bears interest at the banks’ overnight rate plus an agreed-upon margin. At October 31, 2006, the subsidiary had borrowed $119.7 million under the line of credit at an average interest rate of 6.53%. The line of credit is collateralized by all the assets of the subsidiary, which amounted to approximately $134.1 million at October 31, 2006.

The annual aggregate maturities of the Company’s loans and notes during each of the next five fiscal years are 2007 – $274.2 million; 2008 – $47.3 million; 2009 – $3.3 million; 2010 – $148.9 million; and 2011 – $569.3 million.

5.	Accrued Expenses

Accrued expenses at October 31, 2006 and 2005 consisted of the following (amounts in thousands):

	2006	2005

Land, land development and construction	$376,114	$385,031
Compensation and employee benefits	127,433	122,836
Insurance and litigation	130,244	92,809
Warranty	57,414	54,722
Interest	43,629	34,431
Other	90,454	101,940

	$825,288	$791,769

The Company accrues expected warranty costs at the time each home is closed and title and possession have been transferred to the home buyer. Changes in the warranty accrual during fiscal 2006, 2005 and 2004 were as follows (amounts in thousands):

	2006	2005	2004

Balance, beginning of year	$54,722	$42,133	$33,752
Additions	36,405	41,771	27,674
Charges incurred	(33,713)	(29,182)	(19,293)

Balance, end of year	$57,414	$54,722	$42,133

6.	Income Taxes

Provisions for federal and state income taxes are calculated on reported pre-tax earnings based on current tax law and also include, in the applicable period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized for financial reporting purposes in different periods than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. The Company establishes reserves for income taxes when, despite the belief that its tax positions are fully supportable, it believes that its positions may be challenged and disallowed by various tax authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable disallowances as deemed appropriate. To the extent that the probable tax outcome of these matters changes, such changes in estimates will impact the income tax provision in the period in which such determination is made.

The Company operates in 21 states and is subject to various state tax jurisdictions. The Company estimates its state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdictions and the Company’s ability to utilize certain tax-saving strategies. Due primarily to a change in the Company’s estimate of the allocation of income among the various taxing jurisdictions and changes in tax regulations and their impact on the Company’s tax strategies, the Company’s estimated rate for state income taxes was 7.0% for fiscal 2006, 6.3% for fiscal 2005 and 3.0% for fiscal 2004.

Back to Contents

A reconciliation of the Company’s effective tax rate from the federal statutory tax rate for the fiscal years ended October 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.5	4.1	2.0
Benefit from manufacturing credit	(0.7)
FAS 109 Adjustment		0.3
Other	0.2	(0.3)	(0.2)

	39.0%	39.1%	36.8%

The provision for income taxes for each of the three years ended October 31, 2006, 2005 and 2004 was as follows (amounts in thousands):

	2006	2005	2004

Federal	$361,543	$428,221	$223,076
State	77,860	88,797	15,245

	$439,403	$517,018	$238,321

Current	$430,630	$490,254	$205,944
Deferred	8,773	26,764	32,377

	$439,403	$517,018	$238,321

The components of income taxes payable at October 31, 2006 and 2005 consisted of the following (amounts in thousands):

	2006	2005

Current	$215,194	$171,614
Deferred	119,306	110,533

	$334,500	$282,147

The components of net deferred taxes payable at October 31, 2006 and 2005 consisted of the following (amounts in thousands):

	2006	2005

Deferred tax liabilities:
Capitalized interest	$61,936	$69,426
Deferred income	127,394	76,651
Depreciation	10,337	7,667

Total	199,667	153,744

Deferred tax assets:
Accrued expenses	38,390	19,222
Inventory valuation differences	10,193	12,102
State taxes	6,771	5,371
Stock based compensation	9,078
Other	15,929	6,516

Total	80,361	43,211

Net deferred tax liability	$119,306	$110,533

Back to Contents

7.	Stockholders’ Equity

The Company’s authorized capital stock consists of 200 million shares of common stock, $.01 par value per share, and 1 million shares of preferred stock, $.01 par value per share. The Board of Directors is authorized to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock to 400 million shares and the number of shares of authorized preferred stock to 15 million shares. At October 31, 2006, the Company had approximately 153.9 million shares of common stock issued and outstanding (net of approximately 2.4 million shares of common stock held in Treasury), approximately 25.2 million shares of common stock reserved for outstanding stock options, approximately 8.5 million shares of common stock reserved for future stock option and award issuances and approximately 0.8 million shares of common stock reserved for issuance under the Company’s employee stock purchase plan. As of October 31, 2006, the Company had not issued any shares of preferred stock.

Issuance of Common Stock

In fiscal 2006 and 2005, the Company issued 1,000 and 22,000 shares of restricted common stock pursuant to its Stock Incentive Plan (1998), respectively. The fiscal 2006 awards were to certain outside directors and in fiscal 2005 to certain outside directors and an employee. The Company is amortizing the fair market value of the awards on the date of grant over the period of time that each award vests. At October 31, 2006, the Company had 15,582 shares of unvested restricted stock awards outstanding.

Stock Repurchase Program

In March 2003, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. At October 31, 2006, the Company had approximately 12.1 million shares remaining under the repurchase authorization.

Stockholder Rights Plan

Shares of the Company’s common stock outstanding are subject to stock purchase rights. The rights, which are exercisable only under certain conditions, entitle the holder, other than an acquiring person (and certain related parties of an acquiring person), as defined in the plan, to purchase common shares at prices specified in the rights agreement. Unless earlier redeemed, the rights will expire on July 11, 2007. The rights were not exercisable at October 31, 2006.

Back to Contents

Changes in Stockholders’ Equity

Changes in stockholders’ equity for each of the three years ended October 31, 2006, 2005 and 2004 were as follows (amounts in thousands):

	Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

Balance, November 1, 2003	73,322	$770	$190,596	$1,361,619	$(76,357)	$1,476,628
Net income				409,111		409,111
Purchase of treasury stock	(544)		5		(20,241)	(20,236)
Exercise of stock options	1,448		(883)		33,180	32,297
Executive bonus award	551		10,520		9,768	20,288
Employee benefit plan issuances	44		700		1,199	1,899

Balance, October 31, 2004	74,821	770	200,938	1,770,730	(52,451)	1,919,987
Net income				806,110		806,110
Purchase of treasury stock	(2,396)				(118,767)	(118,767)
Exercise of stock options	3,887	14	26,780		97,504	124,298
Executive bonus award	656		14,930		15,466	30,396
Employee benefit plan issuances	22		506		871	1,377
Issuance of restricted shares	11		(778)		778	—
Amortization of unearned compensation			170			170
Two-for-one stock split	77,942	779		(779)		—

Balance, October 31, 2005	154,943	1,563	242,546	2,576,061	(56,599)	2,763,571
Net income				687,213		687,213
Purchase of treasury stock	(3,632)				(109,845)	(109,845)
Exercise of stock options	2,181		(48,576)		81,925	33,349
Executive bonus award	296		(125)		11,051	10,926
Employee benefit plan issuances	110		(123)		3,727	3,604
Issuance of restricted shares	1				47	47
Stock based compensation			26,748			26,748
Amortization of unearned compensation			313			313

Balance, October 31, 2006	153,899	$1,563	$220,783	$3,263,274	$(69,694)	$3,415,926

8. Stock-Based Benefit Plans

Stock-Based Compensation Plans

Effective November 1, 2005, the Company adopted SFAS 123R and recognized compensation expense in its financial statements in fiscal 2006. Prior to the adoption of SFAS 123R, the Company accounted for its stock option plans according to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation costs were recognized upon issuance or exercise of stock options for fiscal 2005 or 2004.

SFAS No. 123, “Accounting for Stock-Based Compensation,” required the disclosure of the estimated fair value of employee option grants and their impact on net income using option pricing models that are designed to estimate the value of options that, unlike employee stock options, can be traded at any time and are transferable. In addition to restrictions on trading, employee stock options may include other restrictions such as vesting periods. Further, such models require the input of highly subjective assumptions, including the expected volatility of the stock price.

For the purposes of providing the pro forma disclosures, prior to November 1, 2004, the fair value of options granted was estimated using the Black-Scholes option pricing model for grants. To better value option grants as required by SFAS 123R, the Company has developed a lattice model, which it believes better reflects the establishment of the fair value of option grants for non-executive officers. The Company used a lattice model for the fiscal 2006 and 2005 valuation for non-executive officers and the Black-Scholes option pricing model for executive officers and members of the Board of Directors.

Back to Contents

The weighted-average assumptions and fair value used for stock option grants in each of the three years ended October 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004

Expected volatility	36.33% – 38.28%	27.00% – 33.46%	41.34% – 43.92%
Weighted-average volatility	37.55%	31.31%	42.97%
Risk-free interest rate	4.38% – 4.51%	3.13% – 4.2%	3.19% – 4.45%
Expected life (years)	4.11 – 9.07	2.80 – 9.07	6.00 – 10.00
Dividends	none	none	none
Weighted-average fair value per share of options granted	$15.30	$11.67	$9.74

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

The fair value of stock option awards is recognized evenly over the vesting period of the options or over the period between the grant date and the time the option becomes non-forfeitable by the employee, whichever is shorter. Stock option expense is included in the Company’s selling, general and administrative expenses. In fiscal 2006, the Company recognized $26.8 million of expense and an income tax benefit of $9.1 million related to option awards. The impact of the adoption of SFAS 123R on fiscal 2006 diluted earnings per share was approximately $0.11. At October 31, 2006, total compensation cost related to non-vested awards not yet recognized was approximately $30.9 million, unrecognized income tax benefits from non-vested awards was approximately $11.1 million and the weighted-average period over which the Company expects to recognize such compensation costs and tax benefit is 1.2 years.

At October 31, 2006, the Company’s stock-based compensation plans primarily consisted of its stock option plans.

Had the Company adopted SFAS 123R as of November 1, 2004, income before taxes, income taxes, net income and net income per share for fiscal 2005 and 2004 would have been as follows (amounts in thousands, except per share amounts):

	As	SFAS 123R
2005	Reported	Adjustment	Pro Forma

Income before income taxes	$1,323,128	$(22,722)	$1,300,406
Income taxes	517,018	(6,989)	510,029

Net income	$806,110	$(15,733)	$790,377

Income per share
Basic	$5.23		$5.12
Diluted	$4.78		$4.69

	As	SFAS 123R
2004	Reported	Adjustment	Pro Forma

Income before income taxes	$647,432	$(22,557)	$624,875
Income taxes	238,321	(5,344)	232,977

Net income	$409,111	$(17,213)	$391,898

Income per share
Basic	$2.75		$2.64
Diluted	$2.52		$2.41

Back to Contents

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

The following table summarizes stock option activity for the four plans during each of the three years ended October 31, 2006, 2005 and 2004 (amounts in thousands, except per share amounts):

	2006		2005		2004

	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of period	26,155	$11.04	30,490	$8.21	31,066	$6.96
Granted	1,433	35.97	2,736	32.55	2,704	20.14
Exercised	(2,185)	6.43	(6,769)	6.56	(3,018)	5.55
Cancelled	(225)	28.72	(302)	20.79	(262)	13.39

Balance, end of period	25,178	$12.70	26,155	$11.04	30,490	$8.21

Options exercisable, at October 31,	20,398	$9.02	19,627	$7.34	23,070	$6.37

Options available for grant at October 31,	8,462		6,161		6,336

At October 31, 2006, the exercise price of approximately 3.9 million options was higher than the closing price of the Company’s common stock on the New York Stock Exchange (the “NYSE”) on October 31, 2006.

The Company realized a tax benefit from the exercise of non-qualified stock options and the exercise and disqualifying disposition of incentive stock options of $19.5 million, $80.9 million and $18.2 million in fiscal 2006, 2005 and 2004, respectively.

The intrinsic value of options outstanding and exercisable is the difference between the fair market value of the Company’s common stock on the applicable date (“Measurement Value”) and the exercise price of those options that had an exercise price that was less than the Measurement Value. The intrinsic value of options exercised is the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price.

Information pertaining to the intrinsic value of options outstanding and exercisable at October 31, 2006, 2005 and 2004 is provided below (amounts in thousands):

	2006	2005	2004

Intrinsic value of options
Outstanding	$408,186	$676,700	$456,061
Exercisable	$405,764	$580,363	$387,371

Information pertaining to the intrinsic value of options exercised and the fair value of options which became vested in each of the three years ended October 31, 2006, 2005 and 2004 is provided below (amounts in thousands):

	2006	2005	2004

Intrinsic value of options exercised	$56,133	$227,693	$47,585
Fair value of options vested	$23,551	$20,365	$17,345

Back to Contents

Pursuant to the provisions of the Company’s stock option plans, participants are permitted to use the value of the Company’s common stock that they own to pay for the exercise of options. The Company received 4,172 shares with an average fair market value per share of $35.43 for the exercise of stock options in fiscal 2006, 26,980 shares with an average fair market value per share of $36.91 for the exercise of stock options in fiscal 2005 and 121,460 shares with an average fair market value per share of $21.41 for the exercise of stock options in fiscal 2004.

The following table summarizes information about stock options outstanding and exercisable at October 31, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding (in 000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable (in 000)	Weighted- Average Exercise Price

$ 4.38 – $ 6.86	10,431	2.3	$5.33	10,431	$5.33
$ 6.87 – $ 9.66	3,252	3.4	9.03	3,252	9.03
$ 9.67 – $10.88	5,290	5.5	10.74	4,787	10.77
$10.89 – $20.14	2,314	7.1	20.14	1,233	20.14
$20.15 – $35.97	3,891	8.5	33.75	695	32.55

	25,178	4.5	$12.70	20,398	$9.02

Bonus Award Shares

Under the terms of the Company’s Cash Bonus Plan covering Robert I. Toll, Mr. Toll is entitled to receive cash bonus awards based upon the pre-tax earnings and stockholders’ equity of the Company as defined by the plan.

In December 2000, Mr. Toll and the Board of Directors agreed that any bonus payable for each of the three fiscal years ended October 31, 2002, 2003 and 2004 would be made (except for specified conditions) in shares of the Company’s common stock using the value of the stock as of the date of the agreement ($9.66 per share). The stockholders approved the plan at the Company’s 2001 Annual Meeting. In October 2004, Mr. Toll and the Board of Directors amended the plan for fiscal 2004, reducing the formula for the calculation of the cash bonus and limiting the value of the shares that may be issued under the award. The Company recognized compensation expense in 2004 of $30.4 million, which represented the fair market value of shares that were issued to Mr. Toll (1.31 million shares). Had Mr. Toll and the Board of Directors not amended Mr. Toll’s bonus program for fiscal 2004, Mr. Toll would have received 2.15 million shares with a fair market value of $49.8 million.

In December 2004, Mr. Toll and the Board of Directors agreed to further amend the Cash Bonus Plan such that the value of future awards would be calculated based upon the difference between the closing price of the Company’s common stock on the NYSE on the last trading day of the Company’s 2004 fiscal year [$23.18 as of October 29, 2004 (the “Award Conversion Price”)] and the closing price of the Company’s common stock on the NYSE on the last day of the fiscal year for which the cash bonus is being calculated. The amount calculated under this revised stock award formula (the “Stock Award Formula”) is limited to price appreciation up to $13.90 per share and 2.9% of the Company’s pre-tax earnings, as defined by the plan (together, the “Award Caps”). The bonus award will be paid to Mr. Toll 60% in cash and 40% in shares of the Company’s common stock based upon the closing price of the Company’s common stock on the NYSE on the last day of the fiscal year for which the cash bonus is being calculated. The stockholders approved the plan at the Company’s 2005 Annual Meeting.

Mr. Toll and the Executive Compensation Committee of the Board of Directors subsequently amended the Cash Bonus Plan to limit Mr. Toll’s bonus for fiscal 2005 to an amount equal to $27.3 million. Had Mr. Toll and the Executive Compensation Committee of the Board of Directors not amended Mr. Toll’s bonus program for fiscal 2005, Mr. Toll would have received $39.2 million. The Company recognized compensation expense in 2005 of $27.3 million for Mr. Toll’s bonus. The bonus was paid in the form of

Back to Contents

296,099 shares of the Company’s common stock with a fair market value of $10.9 million (based on the $36.91 closing price of the Company’s common stock on the NYSE on October 31, 2005) and $16.4 million in cash. The Cash Bonus Plan was also amended for fiscal 2006 and fiscal 2007 to (a) eliminate the Stock Award Formula to the extent the Company’s common stock on the NYSE on the last trading day of the fiscal year for which the cash bonus is being calculated is less than or equal to $36.91 and greater than or equal to the Award Conversion Price, and (b) in addition to the Award Caps, further limit the amount of the bonus payable under the Cash Bonus Plan if the Company’s common stock on the NYSE on the last trading day of the fiscal year for which Mr. Toll’s cash bonus is being calculated is greater than $36.91.

Based upon the terms of the Company’s Cash Bonus Plan in place in fiscal 2006, Mr. Toll was entitled to a $21.5 million bonus for fiscal 2006. In December 2006, Mr. Toll and the Executive Compensation Committee of the Board of Directors amended the Cash Bonus Plan to limit Mr. Toll’s bonus for fiscal 2006 to an amount equal to $17.5 million, payable in 242,560 shares of the Company’s common stock with a fair market value of $7.0 million (based on the $28.91 closing price of the Company’s common stock on the NYSE on October 31, 2006) and $10.5 million in cash. Mr. Toll’s bonus payment was further revised to provide that $3.0 million ($1.8 million of cash and $1.2 million of stock valued as of the date of the bonus payment) be exchanged for restricted shares on the date of the bonus payment, which restricted shares will vest over a two-year period.

On October 31, 2006, 2005 and 2004, the closing price of the Company’s Common Stock on the NYSE was $28.91, $36.91 and $23.18, respectively.

Under the Company’s deferred compensation plan, Mr. Toll can elect to defer receipt of his bonus until a future date. In prior years, Mr. Toll elected to defer receipt of some of his bonus award shares. In December 2005 and 2004, Mr. Toll received 480,164 shares of his 2001 bonus and 471,100 shares of his 2002 bonus, respectively. In December 2006, Mr. Toll will receive an additional 471,100 shares of his 2002 bonus.

Employee Stock Purchase Plan

The Company’s employee stock purchase plan enables substantially all employees to purchase the Company’s Common Stock at 95% of the market price of the stock on specified offering dates without restriction or at 85% of the market price of the stock on specified offering dates subject to restrictions. The plan, which terminates in December 2007, provides that 1.2 million shares be reserved for purchase. At October 31, 2006, 760,573 shares were available for issuance.

The number of shares and the average price per share issued under this plan during each of the three fiscal years ended October 31, 2006, 2005 and 2004 were 39,535 shares and $26.54, 35,026 shares and $38.09, and 31,248 shares and $19.12, respectively. In fiscal 2006, the Company recognized $144 thousand of compensation expense related to this plan.

9.	Earnings Per Share Information

Information pertaining to the calculation of earnings per share for each of the three years ended October 31, 2006, 2005 and 2004 is as follows (amounts in thousands):

	2006	2005	2004

Basic weighted-average shares	154,300	154,272	148,646
Common stock equivalents	10,552	14,280	13,684

Diluted weighted-average shares	164,852	168,552	162,330

10.	Employee Retirement and Deferred Compensation Plans

The Company maintains a salary deferral savings plan covering substantially all employees. The plan provides for Company contributions of up to 2% of all eligible compensation, plus 2% of eligible compensation above the social security wage base, plus matching contributions of up to 2% of eligible compensation of employees electing to contribute via salary deferrals. Company contributions with respect to the plan were approximately $9.4 million, $7.2 million and $5.4 million for the years ended October 31, 2006, 2005 and 2004, respectively.

The Company has an unfunded, non-qualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation, together with certain

Back to Contents

Company contributions, earns various rates of return depending upon when the compensation was deferred and the length of time that it has been deferred. A portion of the deferred compensation and interest earned may be forfeited by a participant if he or she elects to withdraw the compensation prior to the end of the deferral period. At October 31, 2006 and 2005, the Company had accrued $8.5 million and $6.3 million, respectively, for its obligations under the plan.

In October 2004, the Company established a defined benefit retirement plan effective as of September 1, 2004, which covers four current or former senior executives and a director of the Company. Effective as of February 1, 2006, the Company adopted an additional unfunded defined benefit retirement plan for nine other executives. The retirement plans are unfunded and vest when the participant has completed 20 years of service with the Company and reaches normal retirement age (age 62). Unrecognized prior service costs are being amortized over the period from the effective date of the plans until the participants are fully vested. The Company used a 5.65%, 5.69% and 5.69% discount rate in its calculation of the present value of its projected benefit obligations for fiscal 2006, 2005 and 2004, respectively, which represented the approximate long-term investment rate at October 31 of the preceding fiscal year for which the present value was calculated.

Information related to the Company’s plans for each of the fiscal years ended October 31, 2006, 2005 and 2004 are as follows (amounts in thousands):

	2006	2005	2004

Projected benefit obligation, beginning of year	$14,966	$13,882
Adoption of plan	2,583		$13,702
Service cost	370	311	50
Interest cost	929	776	130
Unrecognized gain	(401)	(3)

Projected benefit obligation, end of year	$18,447	$14,966	$13,882

	2006	2005	2004

Unamortized prior service cost, beginning of year	$3,165	$6,967
Adoption of plan	2,583		$13,702
Amortization of prior service cost	(1,957)	(3,802)	(6,735)

Unamortized prior service cost, end of year	$3,791	$3,165	$6,967

Accrued pension obligation, end of year	$18,851	$14,969	$13,879

Unrecognized actuarial gains, end of year	$404	$3

The Company recognized the following costs related to the plans in each of the fiscal years ended October 31, 2006, 2005 and 2004 (amounts in thousands):

	2006	2005	2004

Service cost	$370	$311	$50
Interest cost	929	776	130
Amortization of initial benefit obligation	1,957	3,802	6,735

	$3,256	$4,889	$6,915

11.	Commitments and Contingencies

At October 31, 2006, the aggregate purchase price of land parcels under option and purchase agreements, excluding parcels that the Company does not expect to acquire, was approximately $2.96 billion (including $1.22 billion of land to be acquired from joint ventures which the Company has investments in, made advances to or made loan guarantees on behalf of), of which it had paid or deposited approximately $173.1 million and had investments in of $164.4 million. The Company’s option agreements to acquire the home sites do not require the Company to buy the home sites, although the Company may, in some cases, forfeit any deposit balance outstanding if and when it terminates an option contract. Of the $173.1 million the

Back to Contents

Company had paid or deposited on these purchase agreements, $133.2 million was non-refundable at October 31, 2006. Any deposit in the form of a standby letter of credit is recorded as a liability at the time the standby letter of credit is issued. Included in accrued liabilities is $80.5 million representing the Company’s outstanding standby letters of credit issued in connection with its options to purchase home sites.

At October 31, 2006, the Company had outstanding surety bonds amounting to approximately $758.3 million, related primarily to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that approximately $318.4 million of work remains on these improvements. The Company has an additional $127.8 million of surety bonds outstanding that guarantee other obligations of the Company. The Company does not believe it is likely that any outstanding bonds will be drawn upon.

At October 31, 2006, the Company had agreements of sale outstanding to deliver 6,533 homes with an aggregate sales value of approximately $4.66 billion, of which the Company has recognized $170.1 million of revenues using percentage of completion accounting.

At October 31, 2006, the Company was committed to providing approximately $853.2 million of mortgage loans to its home buyers and to others. All loans with committed interest rates are covered by take-out commitments from third-party lenders, which minimizes the Company’s interest rate risk.

The Company leases certain facilities and equipment under non-cancelable operating leases. Rental expense incurred by the Company amounted to $13.1 million in 2006, $11.8 million in 2005 and $7.2 million in 2004. At October 31, 2006 future minimum rent payments under these operating leases were $18.8 million for 2007, $13.9 million for 2008, $11.6 million for 2009, $7.8 million for 2010, $5.4 million for 2011 and $26.2 million thereafter.

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

To take advantage of commercial real estate opportunities, the Company formed Toll Brothers Realty Trust Group (“Trust”) in 1998. The Trust is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Zvi Barzilay (and members of his family), Joel H. Rassman and other members of the Company’s current and former senior management; and one-third by PASERS (collectively, the “Shareholders”). The Shareholders entered into subscription agreements whereby each group has agreed to invest additional capital in an amount not to exceed $1.9 million if required by the Trust. The subscription agreements that were due to expire in August 2006 were extended until August 2008. At October 31, 2006, the Company had an investment of $6.6 million in the Trust. This investment is accounted for on the equity method. The Company provides development, finance and management services to the Trust and received fees under the terms of various agreements in the amounts of $2.5 million, $2.2 million and $1.7 million in fiscal 2006, 2005 and 2004, respectively. The Company believes that the transactions between itself and the Trust were on terms no less favorable than it would have agreed to with unrelated parties.

13.	Information on Business Segments

During the fourth quarter of fiscal 2006, the Company reassessed the aggregation of its operating segments, and as a result, restated its disclosure to include four reportable segments. The restatement has no impact on the Company’s financial position, results of operations or cash flows for the years ended October 31, 2005 and 2004.

Back to Contents

The table below summarizes revenue and income before income taxes for each of the Company’s geographic segments (amounts in thousands):

	2006	2005	2004

		Restated	Restated
Revenues:
North	$1,444,167	$1,134,539	$846,893
Mid-Atlantic	1,777,891	2,062,778	1,261,787
South	1,192,388	721,118	475,652
West	1,709,007	1,874,990	1,277,610

Total	$6,123,453	$5,793,425	$3,861,942

Income before income taxes:
North	$281,917	$240,256	$152,505
Mid-Atlantic	491,803	679,102	329,555
South	161,811	81,567	44,120
West	338,516	450,841	243,129
Corporate and other	(147,431)	(128,638)	(121,877)

Total	$1,126,616	$1,323,128	$647,432

Corporate and other income is comprised principally of general corporate expenses such as the Offices of the Chief Executive Officer and President, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, offset in part by interest income and income from our ancillary businesses.

The Company provided for inventory write-downs and the expensing of costs that it believed not to be recoverable for each of the three years ended October 31, 2006, 2005 and 2004, as follows (amounts in thousands):

	2006	2005	2004

		Restated	Restated
Land controlled for future communities:
North	$9,309	$1,595	$2,851
Mid-Atlantic	7,725	1,430	796
South	14,096	109	403
West	59,795	145	1,186

	90,925	3,279	5,236

Operating communities:
North	37,420	1,100	1,510
South	2,500	700	706
West	21,200

	61,120	1,800	2,216

Total	$152,045	$5,079	$7,452

The table below summarizes total assets for each of the Company’s geographic segments at October 31, 2006, 2005 and 2004 (amounts in thousands):

	2006	2005	2004

		Restated	Restated
North	$1,776,723	$1,313,319	$1,046,937
Mid-Atlantic	1,729,057	1,405,930	1,018,236
South	1,338,344	1,096,648	603,569
West	1,843,395	1,619,151	1,381,518
Corporate and other	896,022	908,792	855,318

Total	$7,583,541	$6,343,840	$4,905,578

Back to Contents

Corporate and other is comprised principally of cash and cash equivalents and the assets of our manufacturing facilities and mortgage company.

14.	Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for each of the three years ended October 31, 2006, 2005 and 2004 (amounts in thousands):

	2006	2005	2004

Cash flow information:
Interest paid, net of amount capitalized	$61,196	$52,353	$50,157
Income taxes paid	$367,585	$363,850	$147,326

Non-cash activity:
Cost of inventory acquired through seller financing	$147,224	$173,675	$107,664
Contribution of inventory, net of related debt, related to unconsolidated entities	$4,500
Income tax benefit related to exercise of employee stock options	$3,355	$80,915	$18,175
Stock bonus awards	$10,926	$30,396	$20,288
Contributions to employee retirement plan	$2,411		$1,301
Adoption of supplemental retirement plan	$2,583		$13,702
Investment in unconsolidated entities made by letter of credit	$4,600

Acquisition of unconsolidated entities’ assets and liabilities:
Fair value of assets acquired	$189,773
Liabilities assumed	$111,320
Cash paid	$44,750
Reduction in investment and advances to unconsolidated entities	$33,703

15.	Supplemental Guarantor Information

A 100% owned subsidiary of the Company, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), issued $300 million of 6.875% Senior Notes due 2012 on November 22, 2002; $250 million of 5.95% Senior Notes due 2013 on September 3, 2003; $300 million of 4.95% Senior Notes due 2014 on March 16, 2004; and $300 million of 5.15% Senior Notes due 2015 on June 2, 2005. The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest is guaranteed jointly and severally on a senior basis by the Company and substantially all of the Company’s 100%-owned home building subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional. The Company’s non-home building subsidiaries and several of its home building subsidiaries (the “Non- Guarantor Subsidiaries”) do not guarantee the debt. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such disclosures would not be material to investors. Prior to the senior debt issuances, the Subsidiary Issuer did not have any operations.

Supplemental consolidating financial information of Toll Brothers, Inc., the Subsidiary Issuer, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at Toll Brothers, Inc. on a consolidated basis is presented below (amounts in thousands $).

Back to Contents

Consolidating Balance Sheet at October 31, 2006

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents			582,465	50,059		632,524
Inventory			5,719,057	376,645		6,095,702
Property, construction and office equipment, net			90,676	8,413		99,089
Receivables, prepaid expenses and other assets		4,932	76,317	78,920	277	160,446
Contracts receivable			87,030	83,081		170,111
Mortgage loans receivable				130,326		130,326
Customer deposits held in escrow			46,198	3,478		49,676
Investments in and advances to unconsolidated entities			245,667			245,667
Investments in and advances to consolidated entities	3,752,372	1,157,554	(1,350,097)	(151,355)	(3,408,474)	—

	3,752,372	1,162,486	5,497,313	579,567	(3,408,197)	7,583,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Loans payable			510,848	226,086		736,934
Senior notes		1,141,167				1,141,167
Senior subordinated notes			350,000			350,000
Mortgage company warehouse loan				119,705		119,705
Customer deposits			325,607	34,540		360,147
Accounts payable			282,194	9,977		292,171
Accrued expenses		21,319	690,651	113,319	(1)	825,288
Income taxes payable	336,446			(1,946)		334,500

Total liabilities	336,446	1,162,486	2,159,300	501,681	(1)	4,159,912

Minority interest				7,703		7,703

Stockholders’ equity
Common stock	1,563			2,003	(2,003)	1,563
Additional paid-in capital	220,783		4,420	2,734	(7,154)	220,783
Retained earnings	3,263,274		3,333,593	65,446	(3,399,039)	3,263,274
Treasury stock, at cost	(69,694)					(69,694)

Total stockholders’ equity	3,415,926	—	3,338,013	70,183	(3,408,196)	3,415,926

	3,752,372	1,162,486	5,497,313	579,567	(3,408,197)	7,583,541

Back to Contents

Consolidating Balance Sheet at October 31, 2005

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Cash & cash equivalents			664,312	24,907		689,219
Inventory			4,951,168	117,456		5,068,624
Property, construction & office equipment – net			70,438	9,086		79,524
Receivables, prepaid expenses and other assets		5,453	123,815	89,115	(32,763)	185,620
Mortgage loans receivable				99,858		99,858
Customer deposits held in escrow			68,601			68,601
Investments in and advances to unconsolidated entities			152,394			152,394
Investments in and advances to consolidated entities	3,047,664	1,155,164	(1,503,295)	3,318	(2,702,851)	—

	3,047,664	1,160,617	4,527,433	343,740	(2,735,614)	6,343,840

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Loans payable			162,761	87,791		250,552
Senior notes		1,140,028				1,140,028
Senior subordinated notes			350,000			350,000
Mortgage company warehouse loan				89,674		89,674
Customer deposits			415,602			415,602
Accounts payable			256,548	9		256,557
Accrued expenses		20,589	701,627	102,425	(32,872)	791,769
Income taxes payable	284,093			(1,946)		282,147

Total liabilities	284,093	1,160,617	1,886,538	277,953	(32,872)	3,576,329

Minority interest				3,940		3,940
Stockholders’ equity:
Common stock	1,563			2,003	(2,003)	1,563
Additional paid-in capital	242,546		4,420	2,734	(7,154)	242,546
Retained earnings	2,576,061		2,636,475	57,110	(2,693,585)	2,576,061
Treasury stock	(56,599)					(56,599)

Total equity	2,763,571	—	2,640,895	61,847	(2,702,742)	2,763,571

	3,047,664	1,160,617	4,527,433	343,740	(2,735,614)	6,343,840

Back to Contents

Consolidating Statement of Income for the fiscal year ended October 31, 2006

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Home sales			5,945,169			5,945,169
Percentage of completion			87,030	83,081		170,111
Land sales			8,173			8,173

			6,040,372	83,081		6,123,453

Cost of revenues:
Home sales			4,259,097	5,221	(1,118)	4,263,200
Percentage of completion			67,711	64,557		132,268
Land sales			6,997			6,997
Interest		66,939	105,639	16,354	(66,939)	121,993

		66,939	4,439,444	86,132	(68,057)	4,524,458

Selling, general and administrative	40	704	573,881	33,332	(34,553)	573,404

Income from operations	(40)	(67,643)	1,027,047	(36,383)	102,610	1,025,591
Equity earnings from unconsolidated entities			48,361			48,361
Earnings from subsidiaries	1,126,656				(1,126,656)	—
Interest and other		67,643	51,566	50,038	(116,583)	52,664

Income before income taxes	1,126,616	—	1,126,974	13,655	(1,140,629)	1,126,616
Income taxes	439,403		429,538	5,464	(435,002)	439,403

Net income	687,213	—	697,436	8,191	(705,627)	687,213

Consolidating Statement of Income for the fiscal year ended October 31, 2005

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Home sales			5,759,301			5,759,301
Land sales			34,124			34,124

			5,793,425			5,793,425

Cost of revenues:
Home sales			3,899,741	4,326	(1,370)	3,902,697
Land sales			24,416			24,416
Interest		57,553	124,848	3,049	(60,167)	125,283

		57,553	4,049,005	7,375	(61,537)	4,052,396

Selling, general and administrative	45	604	483,697	26,754	(28,314)	482,786

Income from operations	(45)	(58,157)	1,260,723	(34,129)	89,851	1,258,243
Equity earnings from unconsolidated entities			27,744			27,744
Earnings from subsidiaries	1,323,173	58,157			(1,381,330)	—
Interest and other			38,762	47,330	(44,895)	41,197
Expenses related to early retirement of debt			(4,056)			(4,056)

Income before income taxes	1,323,128	—	1,323,173	13,201	(1,336,374)	1,323,128
Income taxes	517,018		513,141	5,162	(518,303)	517,018

Net income	806,110	—	810,032	8,039	(818,071)	806,110

Back to Contents

Consolidating Statement of Income for the fiscal year ended October 31, 2004

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Home sales			3,839,451			3,839,451
Land sales			22,491			22,491

			3,861,942			3,861,942

Cost of revenues:
Home sales			2,744,137	3,865	(728)	2,747,274
Land sales			15,775			15,775
Interest		46,069	93,214	1,579	(47,559)	93,303

		46,069	2,853,126	5,444	(48,287)	2,856,352

Selling, general and administrative	29	491	382,041	20,393	(21,874)	381,080

Income from operations	(29)	(46,560)	626,775	(25,837)	70,161	624,510
Equity earnings from unconsolidated entities			15,731			15,731
Earnings from subsidiaries	647,461				(647,461)	—
Interest and other		46,560	13,184	35,506	(79,830)	15,420
Expenses related to early retirement of debt			(8,229)			(8,229)

Income before income taxes	647,432	—	647,461	9,669	(657,130)	647,432
Income taxes	238,321		238,331	3,573	(241,904)	238,321

Net income	409,111	—	409,130	6,096	(415,226)	409,111

Back to Contents

Consolidating Statement of Cash Flows for the twelve months ended October 31, 2006

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities:
Net income	687,213		697,118	8,336	(705,454)	687,213
Adjustments to reconcile net income
to net cash (used in) provided by
operating activities:
Depreciation and amortization		1,139	26,705	2,513		30,357
Amortization of initial benefit obligation			1,957			1,957
Stock-based compensation	27,082					27,082
Excess tax benefits from stock-based compensation	(16,110)					(16,110)
Equity earnings in unconsolidated entities			(48,354)	(7)		(48,361)
Distributions from unconsolidated entities			10,534			10,534
Deferred tax provision	8,773					8,773
Provision for inventory write-offs			152,045			152,045
Changes in operating assets and liabilities
Increase in inventory			(797,977)	(79,769)		(877,746)
Origination of mortgage loans				(1,022,663)		(1,022,663)
Sale of mortgage loans				992,196		992,196
Increase in contracts receivable			(87,030)	(83,081)		(170,111)
Decrease (increase) in receivables, prepaid expenses and other assets	(704,708)	(1,869)	(39,033)	95,373	672,582	22,345
(Decrease) increase in customer deposits			(67,592)	31,062		(36,530)
Increase (decrease) in accounts payable and accrued expenses	13,337	730	13,767	10,814	32,872	71,520
Decrease in current income taxes payable	63,045					63,045

Net cash (used in) provided by operating activities	78,632	—	(137,860)	(45,226)	—	(104,454)

Cash flow from investing activities:
Purchase of property and equipment, net			(40,052)	(1,688)		(41,740)
Purchase of marketable securities			(2,771,260)	(73,550)		(2,844,810)
Sale of marketable securities			2,771,260	73,550		2,844,810
Investments in unconsolidated entities			(118,153)	(2,387)		(120,540)
Acquisition of joint venture interest				(44,750)		(44,750)
Distributions from unconsolidated entities			30,356	2,165		32,521

Net cash used in investing activities	—	—	(127,849)	(46,660)	—	(174,509)

Cash flow from financing activities:
Proceeds from loans payable			472,065	1,142,022		1,614,087
Principal payments of loans payable			(288,203)	(1,028,747)		(1,316,950)
Proceeds from stock based benefit plans	15,103					15,103
Excess tax benefits from stock-based compensation	16,110					16,110
Purchase of treasury stock	(109,845)					(109,845)
Change in minority interest				3,763		3,763

Net cash provided by (used in) financing activities	(78,632)	—	183,862	117,038	—	222,268

Net decrease in cash and cash equivalents	—	—	(81,847)	25,152	—	(56,695)
Cash and cash equivalents, beginning of period			664,312	24,907		689,219

Cash and cash equivalents, end of period	—	—	582,465	50,059	—	632,524

Back to Contents

Consolidating Statement of Cash Flows for the twelve months ended October 31, 2005

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	806,110		810,032	8,039	(818,071)	806,110
Adjustments to reconcile net
income to net cash provided by
(used in) operating activities:
Depreciation & amortization		766	18,483	1,096		20,345
Amortization of initial benefit obligation			3,802			3,802
Amortization of unearned compensation	200					200
Equity earnings from unconsolidated entities			(27,744)			(27,744)
Distribution of earnings from unconsolidated entities			13,401			13,401
Deferred income taxes	26,763					26,763
Provision for inventory write-offs			5,079			5,079
Write-off of unamortized debt discount and financing costs			416			416
Changes in operating assets and liabilities:
Increase in inventory			(908,325)	(117,096)		(1,025,421)
Origination of mortgage loans				(873,404)		(873,404)
Sale of mortgage loans				873,459		873,459
(Increase) decrease in receivables, prepaid expense and other	(915,781)	(300,800)	345,232	(2,179)	834,359	(39,169)
Increase in customer deposits			109,506			109,506
Increase in accounts payable and accrued expenses	30,396	6,437	258,171	36,233	(16,288)	314,949
Increase in current taxes payable	126,350			54		126,404

Net cash provided by (used in) operating activities	74,038	(293,597)	628,053	(73,798)	—	334,696

Cash flows from investing activities:
Purchase of property, construction and office equipment			(42,844)	(185)		(43,029)
Purchase of marketable securities			(4,575,434)			(4,575,434)
Sale of marketable securities			4,685,463	5,000		4,690,463
Investments in unconsolidated entities			(55,059)			(55,059)
Distributions from unconsolidated entities			14,631			14,631

Net cash provided by investing activities			26,757	4,815		31,572

Cash flows from financing activities:
Proceeds from loans payable			237,889	888,062		1,125,951
Principal payments on loans payable			(584,723)	(807,110)		(1,391,833)
Net proceeds from public debt		293,597	(500)			293,097
Redemption of subordinated debt			(100,000)			(100,000)
Proceeds from stock-based benefit plans	44,729					44,729
Purchase of treasury shares	(118,767)					(118,767)
Change in minority interest				3,940		3,940

Net cash (used in) provided by financing activities	(74,038)	293,597	(447,334)	84,892		(142,883)

Increase in cash & equivalents			207,476	15,909	—	223,385
Cash & equivalents, beginning of period			456,836	8,998		465,834

Cash & equivalents, end of period	—	—	664,312	24,907	—	689,219

Back to Contents

Consolidating Statement of Cash Flows for the twelve months ended October 31, 2004

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	409,111		409,130	6,096	(415,226)	409,111
Adjustments to reconcile net
income to net cash provided by
(used in) operating activities:
Depreciation & amortization		445	12,929	1,658		15,032
Amortization of initial benefit obligation			6,735			6,735
Equity earnings from unconsolidated entities			(15,731)			(15,731)
Distribution of earnings from unconsolidated entities			12,083			12,083
Deferred income taxes	32,377					32,377
Provision for inventory write-offs			7,452			7,452
Write-off of unamortized debt discount and financing costs			1,322			1,322
Changes in operating assets and liabilities:
Increase in inventory			(692,218)	(182)		(692,400)
Origination of mortgage loans				(744,380)		(744,380)
Sale of mortgage loans				701,967		701,967
(Increase) decrease in receivables, prepaid expense and other	(516,772)	(300,122)	389,242	(19,853)	421,295	(26,210)
Increase in customer deposits			92,332			92,332
Increase in accounts payable and accrued expenses	21,589	2,245	226,949	20,673	(6,069)	265,387
Increase (decrease) in current taxes payable	59,211			(593)		58,618

Net cash provided by (used in) operating activities	5,516	(297,432)	450,225	(34,614)	—	123,695

Cash flows from investing activities:
Purchase of property, construction and office equipment			(18,881)	(1,527)		(20,408)
Purchase of marketable securities			(1,969,142)	(7,625)		(1,976,767)
Sale of marketable securities			2,049,875	2,625		2,052,500
Investments in unconsolidated entities			(84,729)			(84,729)
Distributions from unconsolidated entities			22,005			22,005

Net cash used in investing activities			(872)	(6,527)		(7,399)

Cash flows from financing activities:
Proceeds from loans payable			321,077	660,544		981,621
Principal payments on loans payable			(369,908)	(618,580)		(988,488)
Net proceeds from public debt		297,432				297,432
Redemption of subordinated debt			(170,000)			(170,000)
Proceeds from stock-based benefit plans	14,725					14,725
Purchase of treasury shares	(20,241)					(20,241)

Net cash provided by (used in) financing activities	(5,516)	297,432	(218,831)	41,964	—	115,049

Increase in cash & equivalents	—	—	230,522	823	—	231,345
Cash & equivalents, beginning of period			226,314	8,175		234,489

Cash & equivalents, end of period	—	—	456,836	8,998	—	465,834

Back to Contents

Summary Consolidated Quarterly Financial Data (Unaudited)
(amounts in thousands, except per share data)

	Three months ended
	Oct. 31	July 31	April 30	Jan. 31

Fiscal 2006:
Revenues	$1,808,751	$1,531,213	$1,442,533	$1,340,956
Gross profit (1)	$402,849	$416,383	$402,834	$376,929
Income before income taxes	$291,157	$285,234	$284,578	$265,647
Net Income	$173,794	$174,632	$174,937	$163,850
Earnings per share (2)
Basic	$1.13	$1.14	$1.13	$1.06
Diluted	$1.07	$1.07	$1.06	$0.98
Weighted average number of shares
Basic	153,641	153,723	154,763	155,076
Diluted	163,139	163,514	165,727	167,027

Fiscal 2005:
Revenues	$2,020,223	$1,547,082	$1,235,798	$990,322
Gross profit	$608,951	$478,133	$371,707	$282,238
Income before income taxes	$508,698	$362,608	$267,831	$183,991
Net Income	$310,252	$215,532	$170,133	$110,193
Earnings per share (2)
Basic	$1.99	$1.39	$1.10	$0.73
Diluted	$1.84	$1.27	$1.00	$0.66
Weighted average number of shares
Basic	155,536	155,274	154,627	151,653
Diluted	168,930	169,843	169,352	166,084

(1)
In the quarter ended October 31, 2006, the Company provided for inventory write-downs and the expensing of costs that it believed not to be recoverable of $115.0 million. This charge reduced diluted earnings per share by $0.42 and basic earnings per share by $0.44.

(2)	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.