Form 10-Q
period 2007-01-31
TOLL BROTHERS INC
filed 2007-03-09
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “an accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐          No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At March 2, 2007, there were approximately 154,652,000 shares of Common Stock, $.01 par value, outstanding.

TOLL BROTHERS, INC. AND SUBSIDIARIES

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included herein and in our other reports, SEC filings, verbal or written statements and presentations is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, information related to our anticipated operating results, financial resources, changes in revenues, changes in profitability, changes in margins, changes in accounting treatment, interest expense, land related write-downs, effects of home buyer cancellations, growth and expansion, anticipated income to be realized from our investments in unconsolidated entities, the ability to acquire land, the ability to gain governmental approvals and to open new communities, the ability to sell homes and properties, the ability to deliver homes from backlog, the expected average delivered prices of homes, the ability to secure materials and subcontractors, the ability to produce the liquidity and capital necessary to expand and take advantage of future opportunities, and stock market valuations. In some cases you can identify those so called forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project,” “intend,” “can,” “appear,” “could,” “might,” or “continue” or the negative of those words or other comparable words. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in our other reports, SEC filings, verbal or written statements and presentations. These risks and uncertainties include local, regional and national economic conditions, the demand for homes, domestic and international political events, uncertainties created by terrorist attacks, the effects of governmental regulation, the competitive environment in which we operate, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, adverse market conditions that could result in substantial inventory write-downs, the availability of capital, uncertainties and fluctuations in capital and securities markets, changes in tax laws and their interpretation, legal proceedings, the availability of adequate insurance at reasonable cost, the ability of customers to finance the purchase of homes, the availability and cost of labor and materials, and weather conditions. Additional information concerning potential factors that we believe could cause our actual results to differ materially from expected and historical results is included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2006. Moreover, the financial guidance contained herein related to our expected results of operations for fiscal 2007 reflects our expectations as of February 22, 2007 and is not being reconfirmed or updated by this Quarterly Report on Form 10-Q.

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

When this report uses the words “we,” “us,” and “our,” they refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires. Reference herein to “fiscal 2007,” “fiscal 2006,” and “fiscal 2005,” refer to our fiscal year ending October 31, 2007, and our fiscal years ended October 31, 2006 and October 31, 2005, respectively.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TOLL BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2007	2006
	(Unaudited)
	(Amounts in thousands)

ASSETS
Cash and cash equivalents	$449,249	$632,524
Inventory	6,182,279	6,095,702
Property, construction and office equipment, net	94,299	99,089
Receivables, prepaid expenses and other assets	144,019	160,446
Contracts receivable	166,887	170,111
Mortgage loans receivable	78,345	130,326
Customer deposits held in escrow	51,008	49,676
Investments in and advances to unconsolidated entities	251,035	245,667

	$7,417,121	$7,583,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable	$710,870	$736,934
Senior notes	1,141,452	1,141,167
Senior subordinated notes	350,000	350,000
Mortgage company warehouse loan	65,887	119,705
Customer deposits	344,674	360,147
Accounts payable	253,353	292,171
Accrued expenses	759,186	825,288
Income taxes payable	286,128	334,500

Total liabilities	3,911,550	4,159,912

Minority interest	7,763	7,703
Stockholders’ equity:
Preferred stock, none issued
Common stock, 156,292 shares issued at January 31, 2007 and October 31, 2006	1,563	1,563
Additional paid-in capital	225,359	220,783
Retained earnings	3,317,590	3,263,274
Treasury stock, at cost — 1,645 and 2,393 shares at January 31, 2007 and October 31, 2006, respectively	(46,704)	(69,694)

Total stockholders’ equity	3,497,808	3,415,926

	$7,417,121	$7,583,541

See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	January 31,
	2007	2006
	(Amounts in thousands,
	except per share data)
	(Unaudited)

Revenues:
Traditional home sales	$1,054,136	$1,278,709
Percentage of completion	33,085	57,569
Land sales	3,390	4,678

	1,090,611	1,340,956

Cost of revenues:
Traditional home sales	846,403	884,091
Percentage of completion	25,897	47,346
Land sales	1,037	3,836
Interest	22,643	28,754

	895,980	964,027

Selling, general and administrative	134,210	139,178
Goodwill impairment	8,973

Income from operations	51,448	237,751
Other:
Equity earnings from unconsolidated entities	6,792	16,569
Interest and other	28,960	11,327

Income before income taxes	87,200	265,647
Income taxes	32,884	101,797

Net income	$54,316	$163,850

Earnings per share:
Basic	$0.35	$1.06

Diluted	$0.33	$0.98

Weighted average number of shares:
Basic	154,212	155,076
Diluted	164,048	167,027

See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	January 31,
	2007	2006
	(Amounts in thousands)
	(Unaudited)

Cash flow from operating activities:
Net income	$54,316	$163,850
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,849	6,908
Amortization of initial benefit obligation	442	449
Stock-based compensation	12,888	11,075
Excess tax benefits from stock-based compensation	(2,976)	(7,301)
Equity earnings in unconsolidated entities	(6,792)	(16,569)
Distributions from unconsolidated entities	6,653	2,643
Deferred tax provision	(37,874)	7,625
Provision for inventory write-offs	96,901	1,129
Goodwill impairment charge	8,973
Gain on sale of ancillary business	(9,565)
Changes in operating assets and liabilities:
Increase in inventory	(186,705)	(250,095)
Origination of mortgage loans	(281,317)	(176,908)
Sale of mortgage loans	333,298	227,749
Decrease (increase) in contracts receivable	3,224	(57,569)
Increase in receivables, prepaid expenses and other assets	6,293	7,987
(Decrease) increase in customer deposits	(16,805)	481
Decrease in accounts payable and accrued expenses	(97,794)	(85,441)
(Decrease) increase in current income taxes payable	(7,291)	19,173

Net cash used in operating activities	(116,282)	(144,814)

Cash flow from investing activities:
Purchase of property and equipment, net	(7,025)	(14,264)
Proceeds from sale of ancillary business	15,755
Purchases of marketable securities	(1,186,525)	(985,820)
Sale of marketable securities	1,186,525	985,820
Investments in and advances to unconsolidated entities	(4,989)	(71,369)
Acquisition of joint venture interest		(40,751)
Distributions from unconsolidated entities		2,512

Net cash provided by (used in) investing activities	3,741	(123,872)

Cash flow from financing activities:
Proceeds from loans payable	287,270	258,712
Principal payments of loans payable	(365,501)	(307,180)
Proceeds from stock-based benefit plans	3,317	5,972
Excess tax benefits from stock-based compensation	2,976	7,301
Proceeds from restricted stock award	1,800
Purchase of treasury stock	(656)	(21,775)
Change in minority interest	60

Net cash used in financing activities	(70,734)	(56,970)

Net decrease in cash and cash equivalents	(183,275)	(325,656)
Cash and cash equivalents, beginning of period	632,524	689,219

Cash and cash equivalents, end of period	$449,249	$363,563

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2006 balance sheet amounts and disclosures included herein have been derived from our October 31, 2006 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, the Company suggests that they be read in conjunction with the consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended October 31, 2006. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of January 31, 2007, and the results of its operations and cash flows for the three months ended January 31, 2007 and 2006. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for the Company’s fiscal year beginning November 1, 2007. The Company is currently reviewing the effect FIN 48 will have on its financial statements.

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

In September 2006, the Emerging Issues Task Force (the “EITF”) of the FASB issued EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under SFAS No. 66 for the Sale of Condominiums” (“EITF 06-8”). EITF 06-8 states that in assessing the collectibility of the sales price pursuant to paragraph 37(d) of SFAS 66, an entity should evaluate the adequacy of the buyer’s initial and continuing investment to conclude that the sales price is collectible. If an entity is unable to meet the criteria of paragraph 37, including an assessment of collectibility using the initial and continuing investment tests described in

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

paragraphs 8-12 of SFAS 66, then the entity should apply the deposit method as described in paragraphs 65-67 of SFAS 66. EITF 06-8 is effective for the Company’s fiscal year beginning November 1, 2007. In November 2006, the FASB ratified the EITF’s recommendation. The application of the continuing investment criteria in evaluating the collectibility of the sales price will limit the Company’s ability to recognize revenues and costs using the percentage of completion accounting method in the future. The Company does not expect that EITF 06-08 will affect any revenues or costs it has reported under percentage of completion accounting in fiscal 2006. The Company does not expect that the application of EITF 06-08 will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ request for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 will be effective for the Company’s fiscal year beginning November 1, 2008. The Company is currently reviewing the effect SFAS 157 will have on its financial statements.

Reclassification

The presentation of certain prior year amounts have been reclassified to conform to the fiscal 2007 presentation.

2.	Inventory

Inventory consisted of the following (amounts in thousands):

	January 31,	October 31,
	2007	2006

Land and land development costs	$2,122,103	$2,193,850
Construction in progress — completed contract	3,363,726	3,174,483
Construction in progress — percentage of completion	115,365	153,452
Sample homes and sales offices	269,258	244,097
Land deposits and costs of future development	295,978	315,041
Other	15,849	14,779

	$6,182,279	$6,095,702

Construction in progress includes the cost of homes under construction, land and land development costs and the carrying costs of lots that have been substantially improved.

The Company capitalizes certain interest costs to inventory during the development and construction period. Capitalized interest is charged to cost of revenues when the related inventory is delivered for traditional home sales or when the related inventory is charged to cost of revenues under percentage of completion accounting. Interest incurred, capitalized and expensed for the three-month periods ended January 31, 2007 and 2006 is summarized as follows (amounts in thousands):

	2007	2006

Interest capitalized, beginning of period	$181,465	$162,672
Interest incurred	34,151	32,436
Capitalized interest in inventory acquired		6,679
Interest expensed to cost of revenues	(22,643)	(28,754)
Write-off to other	(40)	(171)

Interest capitalized, end of period	$192,933	$172,862

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest included in cost of revenues for the three-month periods ended January 31, 2007 and 2006 was as follows (amounts in thousands):

	2007	2006

Traditional home sales revenue	$21,737	$26,830
Percentage of completion revenues	905	1,417
Land sales revenues	1	507

	$22,643	$28,754

Inventory write-downs and the expensing of costs that the Company believed not to be recoverable for the three-month periods ended January 31, 2007 and 2006 were as follows (amounts in thousands):

	2007	2006

Land controlled for future communities	$13,939	$1,130
Operating communities	82,962

Total	$96,901	$1,130

The Company has evaluated its land purchase contracts to determine if the selling entity is a variable interest entity (“VIE”) and, if it is, whether the Company is the primary beneficiary of the entity. The Company does not possess legal title to the land, and its risk is generally limited to deposits paid to the seller. The creditors of the seller generally have no recourse against the Company. At January 31, 2007, the Company had determined that it was the primary beneficiary of one VIE related to its land purchase contracts and had recorded $76.1 million as inventory, $68.6 million as a loan payable and $5.5 million as accrued liabilities.

3.	Investments in and Advances to Unconsolidated Entities

The Company has investments in and advances to several joint ventures with unrelated parties to develop land. Some of these joint ventures develop land for the sole use of the venture partners, including the Company, and others develop land for sale to the venture partners and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites to other builders. The Company does not recognize earnings from home sites it purchases from the joint ventures, but instead reduces its cost basis in these home sites by its share of the earnings on the home sites. At January 31, 2007, the Company had approximately $163.3 million invested in or advanced to these joint ventures and was committed to contributing additional capital in an aggregate amount of approximately $228.2 million (net of the Company’s $141.0 million of loan guarantees related to two of the joint ventures’ loans) if required by the joint ventures. At January 31, 2007, three of the joint ventures had an aggregate of $1.41 billion of loan commitments, and had approximately $1.15 billion borrowed against the commitments, of which the Company’s guarantee of its pro-rata share of the borrowings was $112.7 million.

In October 2004, the Company entered into a joint venture in which it has a 50% interest with an unrelated party to convert a 525-unit apartment complex, The Hudson Tea Buildings, located in Hoboken, New Jersey, into luxury condominium units. At January 31, 2007, the Company had investments in and advances to the joint venture of $52.8 million, and was committed to making up to $1.5 million of additional investments in and advances to the joint venture.

The Company has investments in and advances to two joint ventures with unrelated parties to develop luxury condominium projects, including for-sale residential units and commercial space. At January 31, 2007, the Company had investments in and advances to the joint ventures of $19.4 million, was committed to making up to $115.5 million of additional investments in and advances to the joint ventures if required by the joint ventures, and guaranteed $13.0 million of joint venture loans. At January 31, 2007, these joint ventures had an aggregate of $292.6 million of loan commitments and had approximately $119.8 million borrowed against the commitments.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust Group II (“Trust II”) to be in a position to take advantage of commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by PASERS. At January 31, 2007, the Company had an investment of $8.9 million in Trust II. In addition, the Company and PASERS each entered into subscription agreements that expire in September 2007, whereby each agreed to invest additional capital in an amount not to exceed $11.1 million if required by Trust II. Prior to the formation of Trust II, the Company used Toll Brothers Realty Trust Group (the “Trust”) to invest in commercial real estate opportunities.

To take advantage of commercial real estate opportunities, the Company formed the Trust in 1998. The Trust is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Zvi Barzilay (and members of his family), Joel H. Rassman and other members of the Company’s current and former senior management; and one-third by PASERS (collectively, the “Shareholders”). The Shareholders entered into subscription agreements whereby each group has agreed to invest additional capital in an amount not to exceed $1.9 million if required by the Trust. The subscription agreements expire in August 2008. At January 31, 2007, the Company had an investment of $6.6 million in the Trust. The Company provides development, finance and management services to the Trust and received fees under the terms of various agreements in the amounts of $498,000 and $647,000 in the three-month periods ended January 31, 2007 and 2006, respectively. The Company believes that the transactions between itself and the Trust were on terms no less favorable than it would have agreed to with unrelated parties.

The Company’s investments in these entities are accounted for using the equity method.

4.	Goodwill Impairment

During the three-month period ended January 31, 2007, due to the continued decline of the Detroit market, the Company re-evaluated the carrying value of goodwill that resulted from a 1999 acquisition in accordance with FASB 142, “Goodwill and Other Intangible Assets”. The Company estimated the fair value of its assets in this market including goodwill. Fair value was determined based on the discounted future cash flow expected to be generated in this market. Based upon this evaluation and the Company’s expectation that this market will not recover for a number of years, the Company has determined that the related goodwill has been impaired. The Company recognized a $9.0 million impairment charge in the three-month period ended January 31, 2007. After recognizing this charge, the Company does not have any goodwill remaining from this acquisition.

5.	Accrued Expenses

Accrued expenses at January 31, 2007 and October 31, 2006 consisted of the following (amounts in thousands):

	January 31,	October 31,
	2007	2006

Land, land development and construction costs	$320,834	$376,114
Compensation and employee benefit costs	110,671	127,433
Insurance and litigation	129,912	130,244
Warranty costs	57,835	57,414
Interest	43,737	43,629
Other	96,197	90,454

	$759,186	$825,288

The Company accrues for the expected warranty costs at the time each home is closed and title and possession have been transferred to the home buyer. Costs are accrued based upon historical experience. Changes in the

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warranty accrual for the three-month periods ended January 31, 2007 and 2006 were as follows (amounts in thousands):

	2007	2006

Balance, beginning of period	$57,414	$54,722
Additions	7,534	8,531
Charges incurred	(7,113)	(8,604)

Balance, end of period	$57,835	$54,649

6.	Employee Retirement Plan

In October 2004, the Company established a defined benefit retirement plan effective as of September 1, 2004, which covers four current or former senior executives and a director of the Company. Effective as of February 1, 2006, the Company adopted an additional defined benefit retirement plan for nine other executives. The retirement plans are unfunded and vest when the participant has completed 20 years of service with the Company and reaches normal retirement age (age 62). Unrecognized prior service costs are being amortized over the period from the effective date of the plans until the participants are fully vested. The Company used a 5.68% and 5.65% discount rate in its calculation of the present value of its projected benefit obligations for fiscal 2007 and 2006, respectively, which represented the approximate long-term investment rate at October 31 of the preceding fiscal year for which the present value was calculated.

For the three-month periods ended January 31, 2007 and 2006, the Company recognized the following costs related to these plans (amounts in thousands):

	2007	2006

Service cost	$83	$67
Interest cost	253	205
Amortization of initial benefit obligation	442	449

Total cost	$778	$721

Benefits paid	$91	—

7.	Stock Based Benefit Plans

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

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average assumptions and the fair value used for stock option grants for the three-month periods ended January 31, 2007 and 2006 are as follows:

	2007	2006

Expected volatility	36.32% - 38.22%	36.33% - 38.28%
Weighted-average volatility	37.16%	37.55%
Risk-free interest rate	4.57% - 4.61%	4.38% - 4.51%
Expected life (years)	3.69 - 8.12	4.11 - 9.07
Dividends	none	none
Weighted-average grant date fair value per share of options granted	$11.17	$15.30

In the three-month period ended January 31, 2007, the Company recognized $12.8 million of stock compensation expense and $4.8 million of income tax benefit related to stock options awards. In the three-month period ended January 31, 2006, the Company recognized $11.0 million of stock compensation expense and $4.0 million of income tax benefit related to stock options awards.

The Company expects to recognize approximately $26.7 million of expense and $9.8 million of income tax benefit for the full fiscal 2007 year related to stock option awards. The Company recognized approximately $26.8 million of expense and $9.1 million of income tax benefit for the full fiscal 2006 year related to stock option awards.

The Company’s stock option plans for employees, officers and directors provide for the granting of incentive stock options and non-qualified options with a term of up to ten years at a price not less than the market price of the stock at the date of grant. Options granted generally vest over a four-year period for employees, although for certain grants vesting is over five years, and grants to non-employee directors which vest over a two-year period. Shares issued upon the exercise of a stock option are either from shares held in treasury or newly issued shares.

Pursuant to the provisions of the Company’s stock option plans, participants are permitted to use the value of the Company’s common stock that they own to pay for the exercise of options. The Company received 4,172 shares with an average fair market value per share of $35.43 for the exercise of stock options in the three months ended January 31, 2006. No shares were received for the exercise of stock options in the three months ended January 31, 2007.

Stock option activity for the three months ended January 31, 2007 and 2006 was as follows:

	2007		2006
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
	(in 000’s)	(per share)	(in 000’s)	(per share)

Outstanding, beginning of period	25,178	$12.70	26,155	$11.04
Granted	1,803	$31.82	1,433	$35.97
Exercised	(460)	$6.67	(894)	$6.59
Cancelled	(39)	$31.27	(11)	$22.10

Outstanding, end of period	26,482	$14.08	26,683	$12.52

At January 31, 2007, the exercise price of approximately 5.7 million options was higher than the average closing price of the Company’s common stock on the New York Stock Exchange (the “NYSE”) for the three-month period ended January 31, 2007.

The Company realized a tax benefit from the exercise of non-qualified stock options and the exercise and disqualifying disposition of incentive stock options of approximately $3.5 million and $8.4 million in the three months ended January 31, 2007 and 2006, respectively.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The intrinsic value of options outstanding and exercisable at January 31, 2007 and 2006 were as follows (amounts in thousands):

	2007	2006

Intrinsic value of options
Outstanding	$526,002	$575,948
Exercisable	$513,633	$568,008

The intrinsic value of options exercised and the fair value of options which became vested in the three-month periods ended January 31, 2007 and 2006 were as follows (amounts in thousands):

	2007	2006

Intrinsic value of options exercised	$11,234	$26,869
Fair value of options vested	$21,642	$23,551

Stock options outstanding and exercisable at January 31, 2007 were as follows:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
	Outstanding	Life	Price	Exercisable	Life	Price
Range of Exercise Prices ($)	(in 000’s)	(in years)	($)	(in 000’s)	(in years)	($)

4.38 - 6.86	10,052	2.1	5.34	10,052	2.1	5.34
6.87 - 9.66	3,251	3.1	9.03	3,251	3.1	9.03
9.67 - 10.88	5,235	5.3	10.75	5,235	5.3	10.75
10.89 - 20.14	2,286	6.9	20.14	1,751	6.9	20.14
20.15 - 35.97	5,659	8.8	33.14	1,754	8.1	33.27

	26,483	4.7	14.08	22,043	3.9	10.56

7.	Earnings per Share Information

Information pertaining to the calculation of earnings per share for the three-month periods ended January 31, 2007 and 2006 are as follows (amounts in thousands):

	2007	2006

Basic weighted-average shares	154,212	155,076
Common stock equivalents	9,836	11,951

Diluted weighted-average shares	164,048	167,027

9.	Stock Repurchase Program

In March 2003, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its Common Stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

providing shares for its various employee benefit plans. At January 31, 2007, the Company was authorized to repurchase approximately 12.1 million shares.

10.	Commitments and Contingencies

At January 31, 2007, the aggregate purchase price of land parcels under option and purchase agreements, excluding parcels that the Company does not expect to acquire, was approximately $2.68 billion (including $1.22 billion of land to be acquired from joint ventures which the Company has investments in, made advances to or made loan guarantees on behalf of, in the amount of $162.7 million), of which it had paid or deposited approximately $161.3 million. The Company’s option agreements to acquire the home sites do not require the Company to buy the home sites, although the Company may, in some cases, forfeit any deposit balance outstanding if and when it terminates an option contract. Of the $161.3 million the Company had paid or deposited on these purchase agreements, $124.0 million was non-refundable at January 31, 2007. Any deposit in the form of a standby letter of credit is recorded as a liability at the time the standby letter of credit is issued. Included in accrued liabilities is $76.8 million representing the Company’s outstanding standby letters of credit issued in connection with options to purchase home sites.

At January 31, 2007, the Company had outstanding surety bonds amounting to approximately $742.5 million, related primarily to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that approximately $271.2 million of work remains on these improvements. The Company has an additional $132.9 million of surety bonds outstanding that guarantee other obligations of the Company. The Company does not believe it is likely that any outstanding bonds will be drawn upon.

At January 31, 2007, the Company had agreements of sale outstanding to deliver 5,949 homes with an aggregate sales value of approximately $4.15 billion, of which the Company has recognized $166.9 million of revenues using the percentage of completion accounting method.

At January 31, 2007, the Company was committed to providing approximately $942.4 million of mortgage loans to its home buyers and to others. All loans with committed interest rates are covered by take-out commitments from third-party lenders, which minimize the Company’s interest rate risk.

The Company has a $1.8 billion credit facility consisting of a $1.5 billion unsecured revolving credit facility and a $300 million term loan facility (collectively, the “Credit Facility”) with 33 banks, which extends to March 17, 2011. At January 31, 2007, interest was payable on borrowings under the revolving credit facility at 0.475% (subject to adjustment based upon the Company’s debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. At January 31, 2007, the Company had no outstanding borrowings against the revolving credit facility but had letters of credit of approximately $398.5 million outstanding under it, of which the Company had recorded $76.8 million as liabilities under land purchase agreements. Under the term loan facility, interest is payable at 0.50% (subject to adjustment based upon the Company’s debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. At January 31, 2007, interest was payable on the $300 million term loan at 5.87%. Under the terms of the Credit Facility, the Company is not permitted to allow its maximum leverage ratio (as defined in the agreement) to exceed 2.00 to 1.00 and was required to maintain a minimum tangible net worth (as defined in the agreement) of approximately $2.36 billion at January 31, 2007. At January 31, 2007, the Company’s leverage ratio was approximately 0.56 to 1.00 and its tangible net worth was approximately $3.47 billion. Based upon the minimum tangible net worth requirement, the Company’s ability to pay dividends and repurchase its common stock was limited to an aggregate amount of approximately $1.11 billion at January 31, 2007.

The Company is involved in various claims and litigation arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material effect on the business or on the financial condition of the Company.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

11.	Business Segments

During the fourth quarter of fiscal 2006, the Company reassessed the aggregation of its operating segments, and as a result, restated its disclosure to include four separate reportable segments. The restatement had no impact on the Company’s financial position, results of operations or cash flows for the three-month period ended January 31, 2006.

Revenue and income before income taxes for each of the Company’s geographic segments for the three months ended January 31, 2007 and 2006 were as follows (amounts in thousands):

	2007	2006

Revenues:
North	$211,147	$311,328
Mid-Atlantic	331,322	393,954
South	247,766	275,830
West	300,376	359,844

Total	$1,090,611	$1,340,956

Income before income taxes:
North	$755	$71,861
Mid-Atlantic	51,604	118,059
South	4,019	34,462
West	56,866	84,340
Corporate and other	(26,044)	(43,075)

Total	$87,200	$265,647

Corporate and other is comprised principally of general corporate expenses such as the Offices of the Chief Executive Officer and President, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, offset in part by interest income and income from our ancillary businesses.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory write-downs and the expensing of costs that it believed not to be recoverable for the three months ended January 31, 2007 and 2006 were as follows (amounts in thousands):

	2007	2006

Land controlled for future communities:
North	$933	$595
Mid-Atlantic	1,352
South	1,937	429
West	9,717	106

	13,939	1,130

Operating communities:
North	32,200
Mid-Atlantic	21,500
South	28,100
West	1,162

	82,962	—

	$96,901	$1,130

Total assets for each of the Company’s geographic segments at January 31, 2007 and October 31, 2006 (amounts in thousands) were as follows:

	January 31,	October 31,
	2007	2006

North	$1,814,921	$1,776,723
Mid-Atlantic	1,699,190	1,729,057
South	1,358,339	1,338,344
West	1,864,115	1,843,395
Corporate and other	680,556	896,022

Total	$7,417,121	$7,583,541

Corporate and other is comprised principally of cash and cash equivalents and the assets of the Company’s manufacturing facilities and mortgage subsidiary.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for the three months ended January 31, 2007 and 2006 (amounts in thousands):

	2007	2006

Cash flow information:
Interest paid, net of amount capitalized	$21,873	$22,602
Income taxes paid	$78,050	$75,000
Non-cash activity:
Cost of inventory acquired through seller financing	$7,042	$46,120
Land returned to seller subject to loan payable	$8,693
Income tax benefit related to exercise of employee stock options	$230	$1,032
Stock bonus awards	$7,042	$10,926
Acquisition of joint venture assets and liabilities:
Fair value of assets acquired		$181,473
Liabilities assumed		$110,548
Cash paid		$40,751
Reduction in investments in and advances to unconsolidated entities		$30,174
Disposition of ancillary business:
Fair value of assets sold	$5,790
Liabilities incurred in sale	$400
Cash received	$15,755

13.	Supplemental Guarantor Information

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

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet at January 31, 2007 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents			380,615	68,634		449,249
Inventory			5,797,982	384,297		6,182,279
Property, construction and office equipment, net			91,073	3,226		94,299
Receivables, prepaid expenses and other assets		4,759	65,782	72,977	501	144,019
Contracts receivable			98,602	68,285		166,887
Mortgage loans receivable				78,345		78,345
Customer deposits held in escrow			48,724	2,284		51,008
Investments in and advances to
unconsolidated entities			251,035			251,035
Investments in and advances to
consolidated entities	3,785,882	1,156,424	(1,336,009)	(134,979)	(3,471,318)	—

	3,785,882	1,161,183	5,397,804	543,069	(3,470,817)	7,417,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable			484,741	226,129		710,870
Senior notes		1,141,452				1,141,452
Senior subordinated notes			350,000			350,000
Mortgage company warehouse loan				65,887		65,887
Customer deposits			311,443	33,231		344,674
Accounts payable			243,771	9,582		253,353
Accrued expenses		19,731	614,680	124,775		759,186
Income taxes payable	288,074			(1,946)		286,128

Total liabilities	288,074	1,161,183	2,004,635	457,658	—	3,911,550

Minority interest				7,763		7,763
Stockholders’ equity:
Common stock	1,563			2,003	(2,003)	1,563
Additional paid-in capital	225,359		4,420	2,734	(7,154)	225,359
Retained earnings	3,317,590		3,388,749	72,911	(3,461,660)	3,317,590
Treasury stock, at cost	(46,704)					(46,704)

Total stockholders’ equity	3,497,808	—	3,393,169	77,648	(3,470,817)	3,497,808

	3,785,882	1,161,183	5,397,804	543,069	(3,470,817)	7,417,121

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet at October 31, 2006 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents			582,465	50,059		632,524
Inventory			5,719,057	376,645		6,095,702
Property, construction and office equipment, net			90,676	8,413		99,089
Receivables, prepaid expenses and other assets		4,932	76,317	78,920	277	160,446
Contracts receivable			87,030	83,081		170,111
Mortgage loans receivable				130,326		130,326
Customer deposits held in escrow			46,198	3,478		49,676
Investments in and advances to unconsolidated entities			245,667			245,667
Investments in and advances to consolidated entities	3,752,372	1,157,554	(1,350,097)	(151,355)	(3,408,474)	—

	3,752,372	1,162,486	5,497,313	579,567	(3,408,197)	7,583,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable			510,848	226,086		736,934
Senior notes		1,141,167				1,141,167
Senior subordinated notes			350,000			350,000
Mortgage company warehouse loan				119,705		119,705
Customer deposits			325,607	34,540		360,147
Accounts payable			282,194	9,977		292,171
Accrued expenses		21,319	690,651	113,319	(1)	825,288
Income taxes payable	336,446			(1,946)		334,500

Total liabilities	336,446	1,162,486	2,159,300	501,681	(1)	4,159,912

Minority interest				7,703		7,703
Stockholders’ equity:
Common stock	1,563			2,003	(2,003)	1,563
Additional paid-in capital	220,783		4,420	2,734	(7,154)	220,783
Retained earnings	3,263,274		3,333,593	65,446	(3,399,039)	3,263,274
Treasury stock, at cost	(69,694)					(69,694)

Total stockholders’ equity	3,415,926	—	3,338,013	70,183	(3,408,196)	3,415,926

	3,752,372	1,162,486	5,497,313	579,567	(3,408,197)	7,583,541

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income for the three months ended January 31, 2007 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Traditional home sales			1,054,136			1,054,136
Percentage of completion			14,896	18,189		33,085
Land sales			3,390			3,390

	—	—	1,072,422	18,189	—	1,090,611

Costs of revenues:
Traditional home sales			846,177	1,566	(1,340)	846,403
Percentage of completion			12,473	13,424		25,897
Land sales			1,037			1,037
Interest		16,735	18,989	3,654	(16,735)	22,643

	—	16,735	878,676	18,644	(18,075)	895,980

Selling, general and administrative	7	180	134,425	8,403	(8,805)	134,210
Goodwill impairment			8,973			8,973

Income from operations	(7)	(16,915)	50,348	(8,858)	26,880	51,448
Other:
Equity earnings			6,792			6,792
Interest and other		16,915	30,067	21,117	(39,139)	28,960
Earnings from subsidiaries	87,207				(87,207)	—

Income before income taxes	87,200	—	87,207	12,259	(99,466)	87,200
Income taxes	32,884		32,051	4,793	(36,844)	32,884

Net income	54,316	—	55,156	7,466	(62,622)	54,316

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income for the three months ended January 31, 2006 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Traditional home sales			1,278,709			1,278,709
Percentage of completion			28,015	29,554		57,569
Land sales			4,678			4,678

	—	—	1,311,402	29,554	—	1,340,956

Costs of revenues:
Traditional home sales			883,469	1,271	(649)	884,091
Percentage of completion			21,616	25,730		47,346
Land sales			3,836			3,836
Interest		16,735	28,553	766	(17,300)	28,754

	—	16,735	937,474	27,767	(17,949)	964,027

Selling, general and administrative	17	173	139,554	7,421	(7,987)	139,178

Income from operations	(17)	(16,908)	234,374	(5,634)	25,936	237,751
Other:
Equity earnings			16,569			16,569
Interest and other		16,908	14,720	11,996	(32,297)	11,327
Earnings from subsidiaries	265,664				(265,664)	—

Income before income taxes	265,647	—	265,663	6,362	(272,025)	265,647
Income taxes	101,797		102,572	2,488	(105,060)	101,797

Net income	163,850	—	163,091	3,874	(166,965)	163,850

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows for the three months ended January 31, 2007 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities:
Net income	54,316		55,156	7,466	(62,622)	54,316
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization		285	7,449	115		7,849
Amortization of initial benefit obligation			442			442
Stock-based compensation	12,888					12,888
Excess tax benefit from stock-based compensation	(2,976)					(2,976)
Equity earnings in unconsolidated entities			(6,521)	(271)		(6,792)
Distributions from unconsolidated entities			6,660	(7)		6,653
Deferred tax provision	(37,874)					(37,874)
Provision for inventory write-offs			96,901			96,901
Goodwill impairment			8,973			8,973
Gain on sale of business				(9,565)		(9,565)
Changes in operating assets and liabilities
Increase in inventory			(179,053)	(7,652)		(186,705)
Origination of mortgage loans				(281,317)		(281,317)
Sale of mortgage loans				333,298		333,298
Decrease (increase) in contracts receivable			(11,572)	14,796		3,224
Decrease (increase) in receivables, prepaid expenses and other assets	(33,510)	1,303	(13,566)	(10,556)	62,622	6,293
Decrease in customer deposits			(16,690)	(115)		(16,805)
(Decrease) increase in accounts payable and accrued expenses	7,010	(1,588)	(114,277)	11,061		(97,794)
Decrease in current income taxes payable	(7,291)					(7,291)

Net cash (used in) provided by operating activities	(7,437)	—	(166,098)	57,253	—	(116,282)

Cash flow from investing activities:
Purchase of property and equipment, net			(6,307)	(718)		(7,025)
Purchase of marketable securities			(1,073,575)	(112,950)		(1,186,525)
Sale of marketable securities			1,073,575	112,950		1,186,525
Proceeds from sale of business				15,755		15,755
Investments in and advances to unconsolidated entities			(4,989)			(4,989)

Net cash provided by (used in) investing activities	—	—	(11,296)	15,037	—	3,741

Cash flow from financing activities:
Proceeds from loans payable			506	286,764		287,270
Principal payments of loans payable			(24,962)	(340,539)		(365,501)
Proceeds from stock-based benefit plans	3,317					3,317
Excess tax benefit from stock-based compensation	2,976					2,976
Proceeds from restricted stock award	1,800					1,800
Change in minority interest				60		60
Purchase of treasury stock	(656)					(656)

Net cash (used in) provided by financing activities	7,437	—	(24,456)	(53,715)	—	(70,734)

Net (decrease) increase in cash and cash equivalents	—	—	(201,850)	18,575	—	(183,275)
Cash and cash equivalents, beginning of period			582,465	50,059		632,524

Cash and cash equivalents, end of period	—	—	380,615	68,634	—	449,249

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows for the three months ended January 31, 2006 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities:
Net income	163,850		163,091	3,874	(166,965)	163,850
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization		285	6,050	573		6,908
Amortization of initial benefit obligation			449			449
Stock-based compensation	11,075					11,075
Excess tax benefit from stock-based compensation	(7,301)					(7,301)
Equity earnings in unconsolidated entities			(16,569)			(16,569)
Distributions from unconsolidated entities			2,643			2,643
Deferred tax provision	7,625					7,625
Provision for inventory write-offs			1,129			1,129
Changes in operating assets and liabilities:
Increase in inventory			(215,625)	(34,470)		(250,095)
Origination of mortgage loans				(176,908)		(176,908)
Sale of mortgage loans				227,749		227,749
Contracts receivable			(28,015)	(29,554)		(57,569)
(Increase) decrease in receivables, prepaid expenses and other assets	(196,846)	573	(7,642)	47,977	163,925	7,987
Increase in customer deposits			481			481
Increase (decrease) in accounts payable and accrued expenses	10,926	(858)	(104,876)	6,327	3,040	(85,441)
Increase in current income taxes payable	19,173					19,173

Net cash (used in) provided by operating activities	8,502	—	(198,884)	45,568	—	(144,814)

Cash flow from investing activities:
Purchase of property and equipment, net			(13,469)	(795)		(14,264)
Purchases of marketable securities			(970,820)	(15,000)		(985,820)
Sales of marketable securities			970,820	15,000		985,820
Investments in and advances to unconsolidated entities			(71,369)			(71,369)
Acquisition of joint venture interest			(40,751)			(40,751)
Distributions from unconsolidated entities			2,512			2,512

Net cash used in investing activities	—	—	(123,077)	(795)	—	(123,872)

Cash flow from financing activities:
Proceeds from loans payable			80,870	177,842		258,712
Principal payments of loans payable			(93,894)	(213,286)		(307,180)
Proceeds from stock based benefit plans	5,972					5,972
Excess tax benefit from stock-based compensation	7,301					7,301
Purchase of treasury stock	(21,775)					(21,775)

Net cash used in financing activities	(8,502)	—	(13,024)	(35,444)	—	(56,970)

Net (decrease) increase in cash and cash equivalents	—	—	(334,985)	9,329	—	(325,656)
Cash and cash equivalents, beginning of period			664,312	24,907		689,219

Cash and cash equivalents, end of period	—	—	329,327	34,236	—	363,563

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The financial guidance contained herein related to our expected results of operations for fiscal 2007 reflects our expectations as of February 22, 2007, is the same guidance given in the Form 8-K that we filed on February 22, 2007 and is not being reconfirmed or updated by this Quarterly Report on Form 10-Q.

In our first quarter ended January 31, 2007, we recognized $1.09 billion of revenues and earned $54.3 million of net income as compared to $1.34 billion of revenue and $163.9 million of net income in the first quarter of fiscal 2006. We recognized $105.9 million of inventory write-downs and a goodwill impairment in the first quarter of fiscal 2007 as compared to $1.1 million of inventory write-downs in the first quarter of fiscal 2006. In addition, our backlog at January 31, 2007 of $4.15 billion decreased 30% as compared to our backlog at January 31, 2006. Backlog consists of homes under contract but not yet delivered to our home buyer for our traditional product and for our non-traditional high- and mid-rise product accounted for using the completed contract method of accounting. Backlog for homes for which we use the percentage of completion accounting method consists of homes under contract but not yet delivered to our home buyer less the amount of revenues we have recognized related to those homes.

Beginning in the fourth quarter of fiscal 2005 and continuing throughout fiscal 2006 and into the second quarter of fiscal 2007, we have experienced a slowdown in new contracts signed. In our fiscal quarter ended January 31, 2007, the value of new contracts signed of $748.7 million was $391.2 million, or 34%, lower than the value of contracts signed in the first quarter of fiscal 2006. We believe this slowdown is attributable to a decline in consumer confidence, an overall softening of demand for new homes, and an oversupply of homes available for sale. We attribute the reduction in demand to concerns on the part of prospective home buyers about the direction of home prices, due in part to many home builders’ advertising price reductions and increased sales incentives, and concerns by the prospective home buyers about being able to sell their existing homes. In addition, we believe speculators and investors are no longer helping to fuel demand. We try to avoid selling homes to speculators, and we generally do not build detached homes without having a signed agreement of sale and receiving a substantial down payment from a buyer. Nonetheless, we have been impacted by an overall increase in the supply of homes available for sale in many markets, as speculators attempt to sell the homes they previously purchased or cancel contracts for homes under construction, and as builders, who, as part of their business strategy, were building homes in anticipation of capturing additional sales in a demand-driven market, attempt to reduce their inventories by lowering prices and adding incentives. In addition, based on the high cancellation rates reported by us and other builders, non-speculative buyer cancellations are also adding to the supply of homes in the marketplace. Of the agreements of sale that home buyers executed during the first quarter of fiscal 2007 and the fourth quarter of fiscal 2006, they canceled approximately 30% and 37% of them, respectively. Our historical cancellation rate has been approximately 7%. When we report contracts signed, the number and value of contracts signed are reported net of any cancellations occurring during the reporting period, whether signed in that reporting period or in a prior period. Despite this slowdown, we remain cautiously optimistic about the future growth of our business. Our industry demographics remain strong due to the continuing regulation-induced constraints on lot supplies and the growing number of affluent households. In the current challenging environment, we believe our access to reliable capital and our strong balance sheet give us an important competitive advantage. Based on our experience during past cycles, we have learned that unexpected opportunities may arise in difficult times for those who are well-prepared. We believe that our solid financial base, our broad geographic presence, our diversified product lines and our national brand name all position us well for such opportunities now and in the future. At January 31, 2007, we had $449.2 million of cash and cash equivalents and approximately $1.10 billion available under our bank revolving credit facility which extends to March 17, 2011. With these resources and our history of success in accessing the public debt markets, we believe we have the resources available to fund this potential future growth.

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

Because of the length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and deliver a home after a home buyer signs an agreement of sale, we are subject to many risks. We attempt to reduce certain risks by: controlling land for future development through options whenever possible, thus allowing us to obtain the necessary governmental approvals before acquiring title to the land; generally commencing construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from a buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis. In response to current market conditions, we are re-evaluating and renegotiating many of our optioned land positions. As a result, we have reduced our land position to approximately 67,500 lots controlled compared to 73,000 at October 31, 2006 and 91,200 lots at April 30, 2006. In the first quarter of fiscal 2007, we recognized impairment charges of approximately $83.0 million on several communities in which we are currently selling and on land owned and $13.9 million of write-downs attributable to land under option related to future communities. In addition, we recognized a $9.0 million charge for impairment of the goodwill related to an acquisition in the Detroit, Michigan market in 1999. In the first quarter of fiscal 2006, we recognized write-offs of $1.1 million.

In the ordinary course of doing business, we must make estimates and judgments that affect decisions on how we operate and on the reported amounts of assets, liabilities, revenues and expenses. These estimates include, but are not limited to, those related to the recognition of income and expenses; impairment of assets; estimates of future improvement and amenity costs; capitalization of costs to inventory; provisions for litigation, insurance and warranty costs; and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate and adjust our estimates based on the information currently available. Actual results may differ from these estimates and assumptions or conditions.

Projecting revenues and earnings results remain very difficult in the current environment. The guidance we gave on February 22, 2007 stated that, based upon our evaluation of our backlog, our communities open and the expected timing of new community openings in fiscal 2007, we believe that in fiscal 2007 we will deliver between 6,000 and 7,000 homes with an average delivered price between $670,000 and $680,000; recognize between $180 million and $195 million of revenues using the percentage of completion method of accounting related to several high-rise residences that are under construction; earn net income between $240 million and $305 million; and achieve diluted earnings per share between $1.46 and $1.85 per share.

At January 31, 2007, we were selling from 320 communities compared to 300 communities at October 31, 2006 and 258 communities at January 31, 2006. We expect to be selling from approximately 340 communities at October 31, 2007.

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

Once a parcel of land has been approved for development, it generally takes four to five years to fully develop, sell and deliver all the homes in one of our typical communities. Longer or shorter time periods are possible depending on the number of home sites in a community and the sales and delivery pace of the homes in a community. Our master planned communities, consisting of several smaller communities, may take up to 10 years or more to complete. Because our inventory is considered a long-lived asset under U.S. generally accepted accounting principles, we are required, under SFAS 144, to regularly review the carrying value of each of our communities and write down the value of those communities for which we believe the values are not recoverable. When the profitability of a current community deteriorates, the sales pace declines significantly or some other factor indicates a possible impairment in the recoverability of the asset, the asset is reviewed for impairment by comparing the estimated future undiscounted cash flow for the community to its carrying value. If such cash flow is less than the community’s carrying value, the carrying value is written down to its estimated fair value by charging cost of revenues in the period the impairment is determined. Fair value is determined by the use of estimates made by management including estimate of future revenues and costs.

In addition, we review all land held for future communities or future sections of current communities, whether owned or under contract, to determine whether or not we expect to proceed with the development of the land as originally contemplated. Based upon this review, we decide (a) as to land that is under a purchase contract but not owned, whether the contract will likely be terminated or renegotiated, and (b) as to land we own, whether the land will likely be developed as contemplated or in an alternative manner, or should be sold. We then further determine which costs that have been capitalized to the property are recoverable and which costs should be written off. We recognized $96.9 million and $1.1 million of write-offs of costs related to current and future communities in the three-month periods ended January 31, 2007 and 2006, respectively. The write-offs in fiscal 2007 were attributable to the write-down of the carrying cost of several operating communities and owned land, primarily located in Florida, Minnesota and New Jersey and one condominium conversion project in Maryland, and the write-off of land deposits and predevelopment costs of land optioned for future communities primarily in California and Florida.

We have a significant number of land purchase contracts, sometimes referred to herein as “options” or “option agreements,” and several investments in unconsolidated entities which we evaluate in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” as amended by FIN 46R (“FIN 46”). Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a variable interest entity (“VIE”) is considered to be the primary beneficiary and must consolidate the operations of the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. For land purchase contracts with sellers meeting the definition of a VIE, we perform a review to determine which party is the primary beneficiary of the VIE. This review requires substantive judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the entity’s expected profits and losses and the cash flows associated with changes in the fair value of the land under contract. At January 31, 2007, we had determined that we were the primary beneficiary of one VIE related to a land purchase contract and recorded $76.1 million as inventory, $68.6 million as a loan payable and $5.5 million as accrued liabilities .

Revenue and Cost Recognition

Traditional Home Sales

Because the construction time for one of our traditional homes is generally less than one year, revenues and cost of revenues from traditional home sales are recorded at the time each home is delivered and title and possession are transferred to the buyer. Closing normally occurs shortly after construction is substantially completed. In addition, we have several high-rise/mid-rise projects which do not qualify for percentage of completion accounting in accordance SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), which we will include in this category of revenues and costs commencing in the later portion of fiscal 2007 when units in these building begin to be delivered to customers.

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

Percentage of Completion

We are developing several high-rise/mid-rise projects that may take substantially more than one year to complete. Under the provisions of SFAS 66, revenues and costs are recognized using the percentage of completion method of accounting when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not be converted to rental property, the sales proceeds are collectible and the aggregate sales proceeds and the total cost of the project can be reasonably estimated. Revenues and costs of individual projects are recognized on the individual project’s aggregate value of units for which the home buyers have signed binding agreements of sale, less an allowance for cancellations, and are based on the percentage of total estimated construction costs that have been incurred. Total estimated revenues and construction costs are reviewed periodically, and any change is applied to current and future periods.

Land Sales

Land sales revenues and cost of revenues are recorded at the time that title and possession of the property have been transferred to the buyer. We recognize the pro rata share of revenues and cost of land sales revenues to entities in which we have a 50% or less interest based upon the ownership percentage attributable to the non-Company investors. Any profit not recognized in a transaction reduces our investment in the entity.

OFF-BALANCE SHEET ARRANGEMENTS

We have investments in and advances to several joint ventures, to Toll Brothers Realty Trust Group (“Trust”) and Toll Brothers Realty Trust Group II (“Trust II”). At January 31, 2007, we had investments in and advances to these entities of $251.0 million, were committed to invest or advance an additional $358.2 million in the aggregate to these entities if needed and had guaranteed approximately $154.0 million of these entities’ indebtedness and/or loan commitments. See Note 3 of the Notes to Condensed Consolidated Financial Statements, “Investments in and Advances to Unconsolidated Entities” for more information regarding these entities. We do not believe that these arrangements, individually or in the aggregate, have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity or capital resources. Our investments in these entities are accounted for using the equity method.

RESULTS OF OPERATIONS

The following table sets forth, for the three-month periods ended January 31, 2007 and 2006, a comparison of certain income statement items related to our operations ($ in millions):

	Three months ended January 31,
	2007		2006
	$	%	$	%

Traditional home sales
Revenues	1,054.1		1,278.7
Costs	846.4	80.3%	884.1	69.1%

	207.7		394.6

Percentage of completion revenues
Revenues	33.1		57.6
Costs	25.9	78.3%	47.3	82.2%

	7.2		10.2

Land sales
Revenues	3.4		4.7
Costs	1.0	30.6%	3.8	82.0%

	2.4		0.8

Interest*	22.6	2.1%	28.8	2.1%
Total
Revenues	1,090.6		1,341.0
Costs	896.0	82.2%	964.0	71.9%

	194.6		377.0

Selling, general and administrative*	134.2	12.3%	139.2	10.4%
Goodwill impairment	9.0

Income from operations	51.4		237.8
Other
Equity earnings in unconsolidated entities	6.8		16.6
Interest and other	29.0		11.3

Income before income taxes	87.2		265.6
Income taxes	32.9		101.8

Net income	54.3		163.9

*	Percentages are based on total revenues.

Note: Amounts may not add due to rounding.

TRADITIONAL HOME SALES REVENUES AND COSTS

Home sales revenues for the three months ended January 31, 2007 were lower than those for the comparable period of 2006 by approximately $224.6 million, or 18%. The decrease was attributable to a 17% decrease in the number of homes delivered and a 1% decrease in the average price of the homes delivered. The decrease in the number of homes delivered in the three-month period ended January 31, 2007 was primarily due to the lower backlog of homes at October 31, 2006 as compared to October 31, 2005, which was primarily the result of a 41% decrease in the number of new contracts signed in fiscal 2006 over fiscal 2005, and the increased number of cancellations of contracts by home buyers in the fiscal 2007 period as compared to the fiscal 2006 period.

The value of new sales contracts signed was $590.4 million (878 homes) in the three months ended January 31, 2007, a 41% decrease compared to the value of contracts signed in the comparable period of fiscal 2006 of $1.01 billion (1,395 homes). This decrease is attributable to a 37% decrease in the number of new contracts signed and a 7% decrease in the average value of each contract. We believe the decrease in the number of new contracts signed is attributable to a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale. We attribute the reduction in demand to concerns on the part of prospective home buyers about the direction of home prices, due in part to many homebuilders’ advertising price reductions and increased sales incentives, and concerns by the prospective home buyer about being able to sell their existing homes. In addition, speculators and investors are no longer helping to fuel demand. We try to avoid selling homes to speculators, and we generally do not build detached homes without having a signed agreement of sale. Nonetheless, we have been impacted by an overall increase in the supply of homes available for sale in many markets as speculators attempt to sell the homes they previously purchased or cancel contracts for homes under construction, and as builders, who, as part of their business strategy, were building homes in anticipation of capturing additional sales in a demand-driven market attempt to reduce their inventories by lowering prices and adding incentives. In addition, based on the high cancellation rates reported by us and by other builders, non-speculative buyer cancellations are also adding to the supply of homes in the marketplace. The decline in the average sales price was due to higher sales incentives given to homebuyers in the fiscal 2007 period as compared to the comparable period of fiscal 2006 and a shift in the number of contracts signed to less expensive areas in the fiscal 2007 period as compared to the comparable period of fiscal 2006.

At January 31, 2007, our backlog of traditional homes under contract was $3.58 billion (5,120 homes), 36% lower than the $5.57 billion (8,106 homes) backlog at January 31, 2006. The decrease in backlog at January 31, 2007 compared to the backlog at January 31, 2006 is primarily attributable to a lower backlog at October 31, 2006 as compared to the backlog at October 31, 2005, and the decrease in the value and number of new contracts signed in the fiscal 2007 period as compared to the fiscal 2006 period, offset in part by lower deliveries in the fiscal 2007 period as compared to the fiscal 2006 period. The guidance we gave on February 22, 2007 stated that, based on the size of our current backlog and the expected demand for our product, we believe that we will deliver between 6,000 and 7,000 homes (including 100 to 150 units in several of our non-traditional high- and mid-rise projects accounted for under the completed contract method of accounting) in fiscal 2007 and that the average delivered price of those homes will be between $670,000 and $680,000.

Home costs as a percentage of home sales revenue were 80.3% in the three-month period ended January 31, 2007 as compared to 69.1% in the comparable period of fiscal 2006. The increase in the percentage in the fiscal 2007 period was the result of the higher amount of inventory write-offs/write-downs recognized, higher sales incentives on the homes delivered, higher overhead costs per home due to the decreased construction activity and higher external broker sales commissions on the homes delivered. In the three-month periods ended January 31, 2007 and 2006, we recognized inventory write-downs and the expensing of costs that we believed not to be recoverable of $96.9 million and $1.1 million, respectively. The guidance we gave on February 22, 2007 stated that, for the full 2007 fiscal year, we expect that home costs (including inventory write-offs/write-downs of the $96.9 million consisting of write-offs recognized in the first quarter of fiscal 2007 and an additional $60 million of write-offs for the remainder of fiscal 2007), as a percentage of home sales revenues will be between 77.90% and 78.55% as compared to 71.7% in fiscal 2006.

PERCENTAGE OF COMPLETION REVENUES AND COSTS

We are developing several projects for which we are recognizing revenues and costs using the percentage of completion method of accounting. Revenues and costs of individual projects are recognized on the individual project’s aggregate value of units for which home buyers have signed binding agreements of sale and are based on the percentage of total estimated construction costs that have been incurred. Total estimated revenues and construction costs are reviewed periodically and any change is applied to current and future periods. We began recognizing revenue and costs using percentage of completion accounting on several projects in fiscal 2006. In the three-month periods ended January 31, 2007 and 2006, we recognized $33.1 million and $57.6 million of revenues, respectively, and $25.9 million and $47.3 million of costs, respectively, on these projects. At January 31, 2007, our backlog of homes in communities that we account for using the percentage of completion method of accounting was

$138.7 million (net of $166.9 million of revenue recognized) compared to $226.7 million at January 31, 2006 (net of $57.6 million of revenue recognized). The decline in the backlog at January 31, 2007 is primarily the result of the recognition of revenues offset in part by the new contracts signed. We expect that this decline will continue as we recognize revenues, and sell out of existing projects without replacing them with new projects that qualify under the accounting rules for the application of the percentage of completion accounting method. See “New Accounting Pronouncements” in Note 1 of our “Condensed Consolidated Financial Statements” for further information.

The guidance we gave on February 22, 2007 stated that for fiscal 2007, we believe that revenues recognized under the percentage of completion accounting method will be between $180 million and $195 million and costs before interest expense will be approximately 75% of revenues.

LAND SALES REVENUES AND COSTS

We are developing several communities in which we expect to sell a portion of the land to other builders or entities. The amount and profitability of land sales will vary from year to year depending upon the sale and delivery of the specific land parcels. In the three-month periods ended January 31, 2007 and 2006, land sales were $3.4 million and $4.7 million, respectively. Cost of land sales was approximately 30.6% and 82.0% of land sales revenues in the three-month periods ended January 31, 2007 and 2006, respectively. The guidance we gave on February 22, 2007 stated that for the full fiscal 2007 year, land sales revenues are expected to be approximately $7.0 million, and cost of land sales is expected to be approximately 60% of revenues.

INTEREST EXPENSE

In our traditional homebuilding operations, we determine interest expense on a specific lot-by-lot basis and for land sales, on a parcel-by-parcel basis. As a percentage of total revenues, interest expense varies depending on many factors, including the period of time that we owned the land, the length of time that the homes delivered during the period were under construction, and the interest rates and the amount of debt carried by us in proportion to the amount of our inventory during those periods.

For projects using the percentage of completion method of revenue recognition, interest expense is determined based on the total estimated interest for the project and the percentage of total estimated construction costs that have been incurred to date. Any change in the estimated interest expense for the project is applied to current and future periods.

Interest expense as a percentage of revenues was slightly lower in the three-month period ended January 31, 2007 as compared to the comparable period of fiscal 2006. The guidance we gave on February 22, 2007 stated that for the full 2007 fiscal year, we expect interest expense as a percentage of total revenues to be approximately 2.1% as compared to 2.0% in fiscal 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

SG&A spending decreased by $5.0 million, or 3.6%, in the three-month period ended January 31, 2007 as compared to the comparable period of fiscal 2006. The reduction in spending was due to cost reductions, offset in part by the expenses resulting from the increased number of communities from which we are operating. At January 31, 2007, we had 320 selling communities, a 24% increase over the 258 selling communities we had at January 31, 2006.

The guidance we gave on February 22, 2007 stated that for the full 2007 fiscal year, we expect that SG&A as a percentage of revenues will be between 11.3% and 11.7% of revenues as compared to 9.4% for the full 2006 fiscal year.

GOODWILL IMPAIRMENT

During the three-month period ended January 31, 2007, due to the continued decline of the Detroit market, we re-evaluated the carrying value of goodwill associated with a 1999 acquisition. We estimated the fair value of our assets in this market, including goodwill. Fair value was determined based on the discounted future cash flow expected to be generated in this market. Based upon this evaluation and our expectation that this market will not recover for a number of years, we have determined that the related goodwill has been impaired. We recognized a $9.0 million impairment charge in the three-month period ended January 31, 2007. After recognizing this charge, we do not have any goodwill remaining from this acquisition.

EQUITY EARNINGS IN UNCONSOLIDATED ENTITIES

We are a participant in several joint ventures and in the Trust and Trust II. We recognize our proportionate share of the earnings from these entities. Many of our joint ventures are land development projects or high-rise/mid-rise construction projects and do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, the joint ventures will generally, over a relatively short period of time, generate revenues and earnings until all the assets of the entities are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from quarter to quarter and year to year. In the three months ended January 31, 2007, we recognized $6.8 million of earnings from unconsolidated entities as compared to $16.6 million in the comparable period of fiscal 2006. The guidance we gave on February 22, 2007 stated that for fiscal 2007, we expect to recognize approximately $22.8 million of earnings from our investments in these joint ventures and in the Trust and Trust II compared to $48.4 million in fiscal 2006.

INTEREST AND OTHER INCOME

For the three months ended January 31, 2007, interest and other income was $29.0 million, an increase of $17.6 million from the $11.3 million recognized in the comparable period of fiscal 2006. This increase was primarily the result of a $9.5 million gain realized from the sale of our cable TV and broadband internet business, higher retained customer deposits on cancelled contracts and higher interest income. The guidance we gave on February 22, 2007 stated that for the full 2007 fiscal year, we expect interest and other income to be approximately $49.0 million compared to $52.7 million in fiscal 2006.

INCOME BEFORE INCOME TAXES

For the three-month period ended January 31, 2007, income before taxes was $87.2 million, a decrease of 67% from the $265.6 million earned in the comparable period of fiscal 2006.

INCOME TAXES

Income taxes were provided at an effective rate of 37.7% and 38.3% for the three-month periods ended January 31, 2007 and 2006, respectively. The decrease in the effective tax rate in the three-month period of fiscal 2007 as compared to the comparable period of fiscal 2006 was due primarily to higher tax-free interest income in the fiscal 2007 period as a percentage of total income, offset in part by the recognition of higher interest expense (net of interest income) on estimated income tax assessments. The guidance we gave on February 22, 2007 stated that for the full fiscal 2007 year, we expect that our effective tax rate will be approximately 38.8% as compared to 39.0% in fiscal 2006.

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

We were a net user of cash in our operating activities in the first quarter of fiscal 2007 and fiscal 2006 due primarily to spending for land and construction in progress. We expect that we will continue to be a net user of cash in our operating activities during the remainder of fiscal 2007. We expect that our inventory of lots will continue to increase, as we purchase land that we currently have under contract or place under contract in the future. We are currently negotiating and searching for additional opportunities to obtain control of land for future communities. At

January 31, 2007, the aggregate purchase price of land parcels under option and purchase agreements was approximately $2.68 billion (including $1.22 billion of land to be acquired from joint ventures which we have invested in, made advances to or made loan guarantees on behalf of, in the amount of $162.7 million), of which we had paid or deposited approximately $161.3 million.

In general, cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own several years’ supply of home sites, we do not need to buy home sites immediately to replace the ones delivered. In addition, we generally do not begin construction of our traditional single-family detached homes until we have a signed contract with the home buyer, although in fiscal 2006 and during the three months ended January 31, 2007, due to an extremely high cancellation rate of customer contracts and the increase in the number of attached-home communities that we were operating from, the number of speculative homes in our inventory increased significantly. In the three-month period ended January 31, 2007, the value of new contracts signed decreased 34% as compared to the comparable period of fiscal 2006. In addition, in fiscal 2006, the value of new contracts signed with home buyers decreased by 41% from fiscal 2005. Should our business continue to decline significantly, we believe that our inventory levels would decrease, as we complete and deliver the homes under construction but do not commence construction of as many new homes and sell and deliver the speculative homes that are currently in inventory, resulting in a temporary increase in our cash flow from operations. In addition, we might continue to delay or curtail our acquisition of additional land, as we did in the first quarter of fiscal 2007 and the second half of fiscal 2006, which would further reduce our inventory levels and cash needs. We decreased our home sites owned and controlled at January 31, 2007 by approximately 9% from October 31, 2006 and by approximately 26% from April 30, 2006, the high point of lots owned and controlled, in response to the deterioration of the housing market.

During the past several years, we have had a significant amount of cash invested in either short-term cash equivalents or short-term interest-bearing marketable securities. In addition, we have made a number of investments in unconsolidated entities related to the acquisition and development of land for future home sites or in entities that are constructing or converting apartment buildings into luxury condominiums. Our investment activities related to marketable securities and investments in and distributions of investments from unconsolidated entities are contained in the Condensed Consolidated Statements of Cash Flows in the section “Cash flow from investing activities.”

We have a $1.8 billion credit facility consisting of a $1.5 billion unsecured revolving credit facility and a $300 million term loan facility (collectively, the “Credit Facility”) with 33 banks, which extends to March 2011. At January 31, 2007, interest was payable on borrowings under the revolving credit facility at 0.475% (subject to adjustment based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At January 31, 2007, we had no outstanding borrowings against the revolving credit facility but had letters of credit of approximately $398.5 million outstanding under it. Under the term loan facility, interest is payable at 0.50% (subject to adjustment based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At January 31, 2007, interest was payable on the $300 million term loan at 5.87%. Prior to expanding our Credit Facility to encompass a term loan that provides outstanding borrowings under our Credit Facility, we had periodically maintained a loan balance outstanding on our revolving credit facility; such borrowing was entirely elective by us and was not required by the terms of our revolving credit facility.

We believe that we will be able to continue to fund our operations and meet our contractual obligations through a combination of existing cash resources and our existing sources of credit and the public debt markets.

INFLATION

The long-term impact of inflation on us is manifested in increased costs for land, land development, construction and overhead, as well as in increased sales prices of our homes. We generally contract for land significantly before development and sales efforts begin. Accordingly, to the extent land acquisition costs are fixed, increases or decreases in the sales prices of homes will affect our profits. Because the sales price of each of our homes is fixed at the time a buyer enters into a contract to acquire a home, and because we generally contract to sell our homes before we begin construction, any inflation of costs in excess of those anticipated may result in lower gross margins. We generally attempt to minimize that effect by entering into fixed-price contracts with our subcontractors and material suppliers for specified periods of time, which generally do not exceed one year.

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

GEOGRAPHIC SEGMENTS

We operate in four geographic segments around the United States: the North, consisting of Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, New York, Ohio and Rhode Island; the Mid-Atlantic, consisting of Delaware, Maryland, Pennsylvania, Virginia and West Virginia; the South, consisting of Florida, North Carolina, South Carolina and Texas; and the West, consisting of Arizona, California, Colorado and Nevada. We stopped selling homes in Ohio in fiscal 2005 and delivered our last home in this state in fiscal 2006. The operations in Ohio were immaterial to the North segment.

The following table summarizes by geographic segments total revenues and income before income taxes for each of the three months ended January 31, 2007 and 2006:

	Revenues				Income Before Income Taxes
	2007	2006	2007	2006	2007	2006
	Units	Units	(In millions)	(In millions)	(In millions)	(In millions)

North(a)	287	417	$211.1	$311.5	$0.8	$71.9
Mid-Atlantic(b)	512	589	331.4	393.8	51.6	118.0
South(c)	403	470	247.8	275.9	4.0	34.5
West	357	403	300.3	359.8	56.9	84.3
Corporate and other					(26.1)	(43.1)

Total	1,559	1,879	$1,090.6	$1,341.0	$87.2	$265.6

(a)	Includes percentage of completion revenues of $19.5 million and $39.7 million in the three months ended January 31, 2007 and 2006, respectively, and land revenues of $0.2 million in the three months ended January 31, 2007 and 2006, respectively.

(b)	Includes land revenues of $2.3 million and $0.2 million in three months ended January 31, 2007 and 2006, respectively.

(c)	Includes percentage of completion revenues of $13.6 million and $17.9 million in the three months ended January 31, 2007 and 2006, respectively, and land revenues of $1.1 million and $4.3 million in the three months ended January 31, 2007 and 2006, respectively.

North

Revenues for the three months ended January 31, 2007 were lower than those for the comparable period of 2006 by approximately $100.4 million, or 32%. The decrease in revenues was attributable to a 31% decrease in the number of homes delivered, and a decrease in percentage of completion revenues of approximately $20.2 million, partially offset by a 2% increase in the average price of the homes delivered. The decrease in the number of homes delivered in the three-month period ended January 31, 2007 was primarily due to the lower backlog of homes at October 31, 2006 as compared to October 31, 2005, which was primarily the result of a 27% decrease in the number of new contracts signed in fiscal 2006 over fiscal 2005 and the increased cancellation rate by home buyers in the first quarter of fiscal 2007.

The value of net new contracts signed in the three months ended January 31, 2007 was approximately $291.5 million, a 1% decline from the $293.8 million of net new contracts signed in the three months ended January 31, 2006. This decrease was attributable to an 8% decrease in the number of net new contracts signed, offset by an 8% increase in the average value of each contract. The decline in new contracts signed in the three-month period ended January 31, 2007 was primarily due to a slowdown in the housing market, which began in the fourth quarter of fiscal 2005 and continued throughout fiscal 2006 and into the second quarter of 2007. The increase in the average sales price was due to a shift in the number of contracts signed to areas with higher home prices in the fiscal 2007 period as compared to the comparable period of fiscal 2006, partially offset by higher sales incentives given to home buyers in the fiscal 2007 period as compared to the comparable period of fiscal 2006.

Income before income taxes for the three months ended January 31, 2007 was $0.8 million, a decrease of $71.1 million from the $71.9 million reported for the three months ended January 31, 2006. This decrease was due to the lower profits realized on the decreased revenues in the three-month period ended January 31, 2007 as compared to the three-month period ended January 31, 2006, decreased income realized from unconsolidated entities in the first quarter 2007 as compared to the first quarter 2006, higher costs of revenues in the fiscal 2007 period as compared to the fiscal 2006 period (principally related to a $33.1 million inventory write-down) and the recognition of a $9.0 million charge for goodwill impairment related to a 1999 acquisition in the Detroit market.

Mid-Atlantic

Revenues for the three months ended January 31, 2007 were lower than those for the comparable period of 2006 by approximately $62.4 million, or 16%. The decrease in revenues was attributable to a 13% decrease in the number of homes delivered (primarily in Virginia) and a 3% decrease in the average sales price of the homes delivered. The decrease in the number of homes delivered in the three-month period ended January 31, 2007 was primarily due to an increase in the number of cancellations in the first quarter of 2007 as compared to the first quarter of fiscal 2006 and a lower backlog of homes at October 31, 2006 as compared to October 31, 2005. The decrease in the backlog of homes was primarily the result of a 43% decrease in the number of new contracts signed in fiscal 2006 over fiscal 2005, due primarily to weak demand, and a significantly higher number of contract cancellations in fiscal 2006 than in fiscal 2005.

The value of net new contracts signed in the three-month period ended January 31, 2007 was approximately $207.2 million, a 35% decline from the $318.8 million of net new contracts signed in the three-month period ended January 31, 2006. This decrease is attributable to a 30% decrease in the number of net new contracts signed and a 7% decrease in the average value of each contract. The decline in the number of net new contracts was due primarily to weak demand and higher than normal contract cancellations in the three-month period ended January 31, 2007. The decline in the average sales price was due to higher sales incentives given to home buyers in the fiscal 2007 period as compared to the comparable period of fiscal 2006 and a shift in the number of contracts signed to areas with lower home prices in the fiscal 2007 period as compared to the comparable period of fiscal 2006.

Income before income taxes for the three months ended January 31, 2007 was $51.6 million, a decrease of $66.4 million from the $118.0 million reported for the three months ended January 31, 2006. This decrease was attributable to lower revenues and higher cost of revenues in the three-month period ended January 31, 2007 as compared to the same period in 2006. The higher cost of revenues in the fiscal 2007 period is primarily due to a $22.9 million inventory write-down in fiscal 2007 and higher sales incentives given on the homes delivered in the three months ended January 31, 2007 as compared to those delivered in the three months ended January 31, 2006.

South

Revenues for the three months ended January 31, 2007 were lower than those for the comparable period of 2006 by approximately $28.1 million, or 10%. The decrease in revenues was attributable to a 14% decrease in the number of traditional homes delivered, partially offset by a 6% increase in the average sales price of homes delivered. The decrease in the number of homes delivered was primarily attributable to our operations in Florida, where we had a lower number of homes in backlog at October 31, 2006 as compared to October 31, 2005 and the increased cancellation rate by home buyers in the first quarter of fiscal 2007.

The value of net new contracts signed in the three month period ended January 31, 2007 was approximately $120.6 million, a 42% decline from the $208.2 million of net new contracts signed in the three-month period ended January 31, 2006. This decline was due to a 36% decrease in the number of net new contracts signed and a 10% decrease in the average value of each contract. The decrease in the number of net new signed contracts was primarily the result of weak market conditions in Florida, despite an increase in the number of selling communities in Florida in the first quarter of 2007 as compared to the first quarter of 2006, and a significantly higher number of contract cancellations in the three months ended January 31, 2007 than in the comparable period in 2006. The decrease in the average sales price was due to higher sales incentives given to home buyers in the fiscal 2007 period as compared to the comparable period of fiscal 2006 and a shift in the number of contracts to areas with lower home prices in the fiscal 2007 period as compared to the comparable period of fiscal 2006.

Income before income taxes for the three months ended January 31, 2007 was $4.0 million, a decrease of $30.5 million from the $34.5 million reported for the three months ended January 31, 2006. This decrease was due to decreased revenues in the three-month period ended January 31, 2007 as compared to the three-month period ended January 31, 2006, and higher cost of revenues as a percentage of total revenues, partially offset by higher retained customer deposits on contract cancellations for the three months ended January 31, 2007 as compared to the three months ended January 31, 2006. The higher cost of revenues is principally due to inventory write-downs. We recognized inventory write-downs of $30.0 million in the three months ended January 31, 2007 as compared to $0.4 million in the comparable period of fiscal 2006.

West

Revenues for the three months ended January 31, 2007 were lower than those for the comparable period of 2006 by approximately $59.5 million, or 17%. The decrease in revenues was attributable to an 11% and 6% decrease in the number of homes delivered and average sales price, respectively. The decrease in the number of homes delivered was primarily attributable to our operations in California where we had a lower number of homes in backlog at October 31, 2006 as compared to October 31, 2005, and a significantly higher number of contract cancellations in the three months ended January 31, 2007 than in the same period in 2006.

The value of net new contracts signed in the three months ended January 31, 2007, approximately $129.3 million, decreased 59% from the first quarter 2006 net new contracts signed of approximately $319.1 million. The decline was due primarily to weak demand and higher than normal contract cancellations in the three months ended January 31, 2007.

Income before income taxes for the three months ended January 31, 2007 was $56.9 million, a decrease of $27.4 million from the $84.3 million reported for the three months ended January 31, 2006. This decrease was due to the decrease in revenues in the three-months ended January 31, 2007 and the higher cost of revenues as a percentage of total revenues (principally related to the $10.9 million inventory write-downs), partially offset by higher retained customer deposits on contract cancellations for the three months ended January 31, 2007 as compared to the three months ended January 31, 2006.

Corporate and other

Loss before income taxes for the three months ended January 31, 2007 was $26.1 million, a decrease of $17.0 million from the $43.1 million loss before income taxes reported for the three months ended January 31, 2006. This decrease was primarily the result of a $9.5 million gain realized from the sale of our cable TV and broadband internet business, lower selling, general and administrative costs and higher interest income.

HOUSING DATA

Revenues for the three-month period ended January 31,

	2007	2006	2007	2006
	Units	Units	(In millions)	(In millions)

Traditional product:
North	287	417	$191.6	$271.6
Mid-Atlantic	512	589	329.1	393.6
South	403	470	233.1	253.7
West	357	403	300.3	359.8

Total	1,559	1,879	$1,054.1	$1,278.7

Percentage of completion:
North			$19.5	$39.7
South			13.6	17.9

Total			$33.1	$57.6

Total:
North	287	417	$211.1	$311.3
Mid-Atlantic	512	589	329.1	393.6
South	403	470	246.6	271.6
West	357	403	300.3	359.8

Total consolidated	1,559	1,879	1,087.1	1,336.3
Unconsolidated entities	27	99	20.6	52.1

	1,586	1,978	$1,107.7	$1,388.4

Contracts for the three-month period ended January 31,

	2007	2006	2007	2006
	Units	Units	(In millions)	(In millions)

Traditional product:
North	217	265	$136.3	$177.4
Mid-Atlantic	328	456	206.8	313.5
South	212	331	118.4	203.5
West	121	343	128.9	315.1

Total	878	1,395	$590.4	$1,009.5

Non-traditional — High- and mid-rise:
North	123	111	$140.0	$102.0
Mid-Atlantic	1	13	0.4	5.3
West	1	5	0.4	4.0

Total	125	129	$140.8	$111.3

Percentage of completion:
North	24	20	$15.3	$14.4
South			2.2	4.7

Total	24	20	$17.5	$19.1

Total:
North	364	396	$291.6	$293.8
Mid-Atlantic	329	469	207.2	318.8
South	212	331	120.6	208.2
West	122	348	129.3	319.1

Total consolidated	1,027	1,544	748.7	1,139.9
Unconsolidated entities	45	28	29.2	16.8

	1,072	1,572	$777.9	$1,156.7

Backlog at January 31,

	2007	2006	2007	2006
	Units	Units	(In millions)	(In millions)

Traditional product:
North	1,114	1,643	$737.4	$1,126.6
Mid-Atlantic	1,363	2,197	918.9	1,486.4
South	1,400	2,179	781.7	1,186.7
West	1,243	2,087	1,146.7	1,774.8

Total	5,120	8,106	$3,584.7	$5,574.5

Non-traditional — High- and mid-rise:
North	379	127	$383.9	$117.6
Mid-Atlantic	59	43	24.0	18.3
West	27	12	18.6	9.5

Total	465	182	$426.5	$145.4

Percentage of completion:
North	288	275	$189.4	$181.6
South	76	72	116.2	102.7
Less revenue recognized on units remaining in backlog			(166.9)	(57.6)

Total	364	347	$138.7	$226.7

Total:
North	1,781	2,045	$1,310.7	$1,425.8
Mid-Atlantic	1,422	2,240	942.9	1,504.7
South	1,476	2,251	897.9	1,289.4
West	1,270	2,099	1,165.3	1,784.3
Less revenue recognized on units remaining in backlog			(166.9)	(57.6)

Total consolidated	5,949	8,635	4,149.9	5,946.6
Unconsolidated entities	43	32	26.7	20.8

	5,992	8,667	$4,176.6	$5,967.4

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below sets forth, at January 31, 2007, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):

	Fixed-Rate Debt		Variable-Rate Debt (a)(b)
		Weighted-Average		Weighted-Average
Fiscal Year of Maturity	Amount	Interest Rate	Amount	Interest Rate

2007	$126,964	7.58%	$65,887	6.43%
2008	45,417	5.84%	150	3.66%
2009	3,842	6.28%	150	3.66%
2010	1,985	7.61%	148,129	6.09%
2011	270,335	7.75%	300,150	5.87%
Thereafter	1,300,902	6.01%	12,846	3.66%
Discount	(8,548)

Total	$1,740,897	6.73%	$527,312	5.95%

Fair value at January 31, 2007	$1,726,518		$527,312

(a)	We have a $1.8 billion credit facility consisting of a $1.5 billion unsecured revolving credit facility and a $300 million term loan facility (collectively, the “Credit Facility”) with 33 banks, which extends to March 17, 2011. At January 31, 2007, interest was payable on borrowings under the revolving credit facility at 0.475% (subject to adjustment based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At January 31, 2007, we had no outstanding borrowings against the revolving credit facility, but had letters of credit of approximately $398.5 million outstanding under it. Under the term loan facility, interest is payable at 0.50% (subject to adjustment based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At January 31, 2007, interest was payable on the $300 million term loan at 5.87%.

(b)	Our mortgage subsidiary has a $125 million line of credit with four banks to fund mortgage originations. The line is due within 90 days of demand by the banks and bears interest at the banks’ overnight rate plus an agreed-upon margin. At January 31, 2007, the subsidiary had $65.9 million outstanding under the line at an average interest rate of 6.43%. Borrowings under this line are included in the fiscal 2007 maturities.

Based upon the amount of variable-rate debt outstanding at January 31, 2007, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $5.3 million per year.

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

There has not been any change in internal control over financial reporting during our quarter ended January 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no material change in our risk factors as previously disclosed in our Form 10-K for the fiscal year ended October 31, 2006 in response to Item 1A. to Part 1 of such Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2007 we repurchased the following shares of our common stock:

				Total Number of	Maximum Number
	Total		Average	Shares Purchased as	of Shares that May
	Number of		Price	Part of a Publicly	Yet be Purchased
	Shares		Paid Per	Announced Plan or	Under the Plan or
Period	Purchased		Share	Program(2)	Program(2)
	(In thousands)			(In thousands)	(In thousands)

November 1, 2006 to November 30, 2006	10		$28.68	10	12,094
December 1, 2006 to December 31, 2006	4		$31.88	4	12,090
January 1, 2007 to January 31, 2007	47	(1)	$31.25	8	12,082

Total	61		$30.87	22

(1)	As part of Mr. Robert I. Toll’s 2006 bonus payment, he exchanged $1.8 million of cash and 38,634 unrestricted shares of our common stock with a fair market value of $1.2 million as of January 5, 2007, which he received as part of his 2006 bonus payment, for 96,586 restricted shares of our common stock valued as of January 5, 2007 (the date of the bonus payment). The restricted shares vest 50% on the first anniversary of the exchange and

50% on the second anniversary of the exchange unless he should retire, die, or become disabled (as those terms are defined in the stock award document), at which time the shares would immediately vest.

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

The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our earnings, capital requirements, our operating and financial condition, and any contractual limitations then in effect. In this regard, our senior subordinated notes contain restrictions on the amount of dividends we may pay on our common stock. In addition, our Credit Facility requires us to maintain a minimum tangible net worth (as defined in the credit agreement), which restricts the amount of dividends we may pay. At January 31, 2007, under the most restrictive of these provisions, we could have paid up to approximately $1.11 billion of cash dividends.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.1		Amendment to the Toll Brothers, Inc. Cash Bonus Plan dated as of December 15, 2006 is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 19, 2006.
10.2		Toll Brothers, Inc. Executive Officer Cash Bonus Plan Fiscal 2007 Performance Goals are hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 19, 2006.
10	.3*	Stock Award to Robert I. Toll dated January 5, 2007.
31	.1*	Certification of Robert I. Toll pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Joel H. Rassman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Robert I. Toll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Joel H. Rassman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC.
(Registrant)

By:	/s/ Joel H. Rassman
Joel H. Rassman
Executive Vice President, Treasurer and
Chief Financial Officer (Principal Financial Officer)

Date: March 9, 2007

By:	/s/ Joseph R. Sicree
Joseph R. Sicree
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: March 9, 2007