Form 10-Q
period 2007-04-30
TOLL BROTHERS INC
filed 2007-06-08
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “an accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one):

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At June 1, 2007, there were approximately 154,875,000 shares of Common Stock, $.01 par value, outstanding.

TOLL BROTHERS, INC. AND SUBSIDIARIES

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included herein and in our other reports, SEC filings, verbal or written statements and presentations is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, information related to our anticipated operating results, financial resources, changes in revenues, changes in profitability, changes in margins, changes in accounting treatment, interest expense, land related write-downs, effects of home buyer cancellations, growth and expansion, anticipated income to be realized from our investments in unconsolidated entities, the ability to acquire land, the ability to gain governmental approvals and to open new communities, the ability to sell homes and properties, the ability to deliver homes from backlog, the expected average delivered prices of homes, the ability to secure materials and subcontractors, the ability to produce the liquidity and capital necessary to expand and take advantage of future opportunities, and stock market valuations. In some cases you can identify those so called forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project,” “intend,” “can,” “appear,” “could,” “might,” or “continue” or the negative of those words or other comparable words. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in our other reports, SEC filings, verbal or written statements and presentations. These risks and uncertainties include local, regional and national economic conditions, the demand for homes, domestic and international political events, uncertainties directly or indirectly created by terrorist attacks, the effects of governmental regulation, the competitive environment in which we operate, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, adverse market conditions that could result in substantial inventory write-downs, the availability of capital, uncertainties and fluctuations in capital and securities markets, changes in tax laws and their interpretation, legal proceedings, the availability of adequate insurance at reasonable cost, the ability of customers to finance the purchase of homes, the availability and cost of labor and materials, and weather conditions. Additional information concerning potential factors that we believe could cause our actual results to differ materially from expected and historical results is included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2006. Moreover, the revenue guidance contained herein reflects our expectations as of May 24, 2007 and is not being reconfirmed or updated by this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TOLL BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	April 30,	October 31,
	2007	2006
	(Unaudited)

ASSETS
Cash and cash equivalents	$553,126	$632,524
Inventory	6,137,473	6,095,702
Property, construction and office equipment, net	93,137	99,089
Receivables, prepaid expenses and other assets	135,531	160,446
Contracts receivable	74,667	170,111
Mortgage loans receivable	145,705	130,326
Customer deposits held in escrow	50,234	49,676
Investments in and advances to unconsolidated entities	234,306	245,667

	$7,424,179	$7,583,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable	$715,066	$736,934
Senior notes	1,141,736	1,141,167
Senior subordinated notes	350,000	350,000
Mortgage company warehouse loan	133,014	119,705
Customer deposits	326,206	360,147
Accounts payable	272,722	292,171
Accrued expenses	750,403	825,288
Income taxes payable	180,838	334,500

Total liabilities	3,869,985	4,159,912

Minority interest	7,763	7,703
Stockholders’ equity:
Preferred stock, none issued
Common stock, 156,292 shares issued at April 30, 2007 and October 31, 2006	1,563	1,563
Additional paid-in capital	233,130	220,783
Retained earnings	3,354,280	3,263,274
Treasury stock, at cost — 1,506 shares and 2,393 shares at April 30, 2007 and October 31, 2006, respectively	(42,542)	(69,694)

Total stockholders’ equity	3,546,431	3,415,926

	$7,424,179	$7,583,541

See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Six Months Ended April 30,		Three Months Ended April 30,
	2007	2006	2007	2006
	(Unaudited)

Revenues:
Home sales — completed contract	$2,178,395	$2,679,187	$1,124,259	$1,400,478
Percentage of completion	81,522	97,524	48,437	39,955
Land sales	5,371	6,778	1,981	2,100

	2,265,288	2,783,489	1,174,677	1,442,533

Cost of revenues:
Home sales — completed contract	1,788,169	1,860,634	941,766	976,543
Percentage of completion	63,260	78,524	37,363	31,178
Land sales	2,764	5,939	1,727	2,103
Interest	49,137	58,629	26,494	29,875

	1,903,330	2,003,726	1,007,350	1,039,699

Selling, general and administrative	264,577	281,224	130,367	142,046
Goodwill impairment	8,973

Income from operations	88,408	498,539	36,960	260,788
Other:
Equity earnings from unconsolidated entities	11,527	29,393	4,735	12,824
Interest and other	46,758	22,293	17,798	10,966

Income before income taxes	146,693	550,225	59,493	284,578
Income taxes	55,687	211,438	22,803	109,641

Net income	$91,006	$338,787	$36,690	$174,937

Earnings per share:
Basic	$0.59	$2.19	$0.24	$1.13

Diluted	$0.55	$2.04	$0.22	$1.06

Weighted average number of shares:
Basic	154,464	154,919	154,716	154,763
Diluted	164,171	166,377	164,294	165,727

See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended April 30,
	2007	2006
	(Unaudited)

Cash flow from operating activities:
Net income	$91,006	$338,787
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,772	14,227
Amortization of initial benefit obligation	885	952
Stock-based compensation	18,290	16,402
Excess tax benefits from stock-based compensation	(170)	(2,560)
Equity earnings from unconsolidated entities	(11,527)	(29,393)
Distributions from unconsolidated entities	10,176	4,383
Deferred tax (benefit) provision	(72,105)	15,250
Provision for inventory write-downs/write-offs	216,612	13,145
Goodwill impairment charge	8,973
Gain on sale of ancillary business	(9,565)
Changes in operating assets and liabilities
Increase in inventory	(238,411)	(683,553)
Origination of mortgage loans	(648,663)	(405,317)
Sale of mortgage loans	633,284	445,569
Decrease (increase) in contracts receivable	95,444	(97,524)
Decrease in receivables, prepaid expenses and other assets	13,929	13,647
(Decrease) increase in customer deposits	(34,499)	11,927
Decrease in accounts payable and accrued expenses	(102,526)	(29,451)
Decrease in current income taxes payable	(75,136)	(3,812)

Net cash used in operating activities	(88,231)	(377,321)

Cash flow from investing activities:
Purchase of property, construction and office equipment	(11,872)	(26,221)
Proceeds from sale of ancillary business	15,755
Purchases of marketable securities	(2,117,690)	(1,571,420)
Sale of marketable securities	2,117,690	1,571,420
Investments in and advances to unconsolidated entities	(8,825)	(77,433)
Acquisition of joint venture interest		(40,751)
Distributions from unconsolidated entities	16,965	6,772

Net cash provided by (used in) investing activities	12,023	(137,633)

Cash flow from financing activities:
Proceeds from loans payable	694,084	913,566
Principal payments of loans payable	(702,517)	(643,162)
Proceeds from stock-based benefit plans	4,099	9,594
Proceeds from restricted stock award	1,800
Excess tax benefits from stock-based compensation	170	2,560
Purchase of treasury stock	(886)	(61,756)
Change in minority interest	60	3,043

Net cash (used in) provided by financing activities	(3,190)	223,845

Net decrease in cash and cash equivalents	(79,398)	(291,109)
Cash and cash equivalents, beginning of period	632,524	689,219

Cash and cash equivalents, end of period	$553,126	$398,110

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2006 balance sheet amounts and disclosures included herein have been derived from our October 31, 2006 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, the Company suggests that they be read in conjunction with the consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended October 31, 2006. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of April 30, 2007, the results of its operations for the six months and three months ended April 30, 2007 and its cash flows for the six months ended April 30, 2007 and 2006. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

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

In September 2006, the Emerging Issues Task Force (the “EITF”) of the FASB issued EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under SFAS No. 66 for the Sale of Condominiums” (“EITF 06-8”). EITF 06-8 states that in assessing the collectibility of the sales price pursuant to paragraph 37(d) of SFAS 66, an entity should evaluate the adequacy of the buyer’s initial and continuing investment to conclude that the sales price is collectible. If an entity is unable to meet the criteria of paragraph 37 of SFAS 66, including an assessment of collectibility using the initial and continuing investment tests described in

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

paragraphs 8-12 of SFAS 66, then the entity should apply the deposit method as described in paragraphs 65-67 of SFAS 66. In November 2006, the FASB ratified the EITF’s recommendation. EITF 06-8 is effective for the Company’s fiscal year beginning November 1, 2007. The application of the continuing investment criteria in evaluating the collectibility of the sales price will limit the Company’s ability to recognize revenues and costs using the percentage of completion accounting method in the future. The Company does not expect that EITF 06-08 will affect any revenues or costs it has reported under percentage of completion accounting in fiscal 2006. The Company does not expect that the application of EITF 06-08 will have a material effect on its financial statements.

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

Reclassification

The presentation of certain prior year amounts have been reclassified to conform to the fiscal 2007 presentation.

2.	Inventory

Inventory consisted of the following (amounts in thousands):

	April 30,	October 31,
	2007	2006

Land and land development costs	$1,816,798	$2,193,850
Construction in progress — completed contract communities	3,580,969	3,174,483
Construction in progress — percentage of completion	86,761	153,452
Sample homes and sales offices	314,510	244,097
Land deposits and costs of future development	320,542	315,041
Other	17,893	14,779

	$6,137,473	$6,095,702

Construction in progress includes the cost of homes under construction, land and land development costs and the carrying costs of lots that have been substantially improved.

The Company capitalizes certain interest costs to inventory during the development and construction period. Capitalized interest is charged to cost of revenues when the related inventory is delivered for homes accounted for under the completed contract method of accounting or when the related inventory is charged to cost of revenues

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under percentage of completion accounting. Interest incurred, capitalized and expensed for the six-month and three-month periods ended April 30, 2007 and 2006 is summarized as follows (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2007	2006	2007	2006

Interest capitalized, beginning of period	$181,465	$162,672	$192,933	$172,862
Interest incurred	68,272	66,655	34,121	33,640
Capitalized interest in inventory acquired		6,100
Interest expensed to cost of revenues	(49,137)	(58,629)	(26,494)	(29,875)
Write-off to other	(40)	(274)		(103)

Interest capitalized, end of period	$200,560	$176,524	$200,560	$176,524

Interest included in cost of revenues for the six-month and three-month periods ended April 30, 2007 and 2006 was as follows (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2007	2006	2007	2006

Home sales	$46,029	$55,346	$24,292	$28,516
Percentage of completion revenues	2,999	2,545	2,094	1,128
Land sales	109	738	108	231

	$49,137	$58,629	$26,494	$29,875

Inventory write-downs and the expensing of costs that the Company believed not to be recoverable for the six-month and three-month periods ended April 30, 2007 and 2006 were as follows (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2007	2006	2007	2006

Operating communities	$199,112	$10,700	$116,150	$10,700
Land controlled for future communities	17,500	2,445	3,561	1,315

Total	$216,612	$13,145	$119,711	$12,015

At April 30, 2007, the fair value of the inventory in the 24 current communities subject to write-downs in the three-month period ended April 30, 2007, net of the $116.2 million of write-downs, was approximately $228.9 million. At January 31, 2007, the fair value of the inventory in the 18 current communities subject to write-downs in the three-month period ended January 31, 2007, net of the $83.0 million of write-downs, was approximately $211.8 million.

The Company evaluated its land purchase contracts to determine if the selling entity is a variable interest entity (“VIE”) and, if it is, whether the Company is the primary beneficiary of the entity. The Company does not possess legal title to the land, and its risk is generally limited to deposits paid to the seller. The sellers and creditors of the seller generally have no recourse against the Company. At April 30, 2007, the Company had determined that it was not the primary beneficiary of any VIE related to its land purchase contracts.

3.	Investments in and Advances to Unconsolidated Entities

The Company has investments in and advances to several joint ventures with unrelated parties to develop land. Some of these joint ventures develop land for the sole use of the venture partners, including the Company, and others develop land for sale to the venture partners and to unrelated builders. The Company recognizes its share of earnings

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the sale of home sites to other builders. The Company does not recognize earnings from home sites it purchases from the joint ventures, but instead reduces its cost basis in these home sites by its share of the earnings on the home sites. At April 30, 2007, the Company had approximately $141.7 million invested in or advanced to these joint ventures and was committed to contributing additional capital in an aggregate amount of approximately $216.1 million (net of the Company’s $146.2 million of loan guarantees related to two of the joint ventures’ loans) if required by the joint ventures. At April 30, 2007, three of the joint ventures had an aggregate of $1.46 billion of loan commitments, and had approximately $1.17 billion borrowed against the commitments, of which the Company’s guarantees of its pro-rata share of the borrowings was $115.9 million.

The Company has investments in and advances to two joint ventures with unrelated parties to develop luxury condominium projects, including for-sale residential units and commercial space. At April 30, 2007, the Company had investments in and advances to the joint ventures of $20.9 million, was committed to making up to $114.1 million of additional investments in and advances to the joint ventures if required by the joint ventures, and guaranteed $13.0 million of joint venture loans.

In October 2004, the Company entered into a joint venture in which it has a 50% interest with an unrelated party to convert a 525-unit apartment complex, The Hudson Tea Buildings, located in Hoboken, New Jersey, into luxury condominium units. At April 30, 2007, the Company had investments in and advances to the joint venture of $56.2 million, and was committed to making up to $1.5 million of additional investments in and advances to the joint venture.

In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust Group II (“Trust II”) to be in a position to take advantage of commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by PASERS. At April 30, 2007, the Company had an investment of $8.9 million in Trust II. In addition, the Company and PASERS each entered into subscription agreements that expire in September 2007, whereby each agreed to invest additional capital in an amount not to exceed $11.1 million if required by Trust II. Prior to the formation of Trust II, the Company used Toll Brothers Realty Trust Group (the “Trust”) to invest in commercial real estate opportunities.

The Company formed the Trust in 1998 to take advantage of commercial real estate opportunities. The Trust is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Zvi Barzilay (and members of his family), Joel H. Rassman and other members of the Company’s current and former senior management; and one-third by PASERS (collectively, the “Shareholders”). The Shareholders entered into subscription agreements whereby each group has agreed to invest additional capital in an amount not to exceed $1.9 million if required by the Trust. The subscription agreements expire in August 2008. At April 30, 2007, the Company had an investment of $6.5 million in the Trust. The Company provides development, finance and management services to the Trust and received fees under the terms of various agreements in the amounts of $985,000 and $1,241,000 in the six-month periods ended April 30, 2007 and 2006, respectively, and $487,000 and $594,000 in the three-month periods ended April 30, 2007 and 2006, respectively. The Company believes that the transactions between itself and the Trust were on terms no less favorable than it would have agreed to with unrelated parties.

The Company’s investments in these entities are accounted for using the equity method.

4.	Goodwill Impairment

During the three-month period ended January 31, 2007, due to the continued decline of the Detroit market, the Company re-evaluated the carrying value of goodwill that resulted from a 1999 acquisition in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company estimated the fair value of its assets in this market including goodwill. Fair value was determined based on the discounted future cash flow expected to be generated in this market. Based upon this evaluation and the Company’s expectation that this market will not recover for a number of years, the Company determined that the related goodwill was impaired. The Company

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized a $9.0 million impairment charge in the three-month period ended January 31, 2007. After recognizing this charge, the Company does not have any goodwill remaining from this acquisition.

5.	Accrued Expenses

Accrued expenses at April 30, 2007 and October 31, 2006 consisted of the following (amounts in thousands):

	April 30,	October 31,
	2007	2006

Land, land development and construction costs	$310,424	$376,114
Compensation and employee benefit costs	102,546	127,503
Insurance and litigation	135,303	130,244
Warranty costs	58,716	57,414
Interest	44,020	43,629
Other	99,394	90,384

	$750,403	$825,288

The Company accrues for the expected warranty costs at the time each home is closed and title and possession have been transferred to the home buyer. Costs are accrued based upon historical experience. Changes in the warranty accrual for the six-month and three-month periods ended April 30, 2007 and 2006 were as follows (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2007	2006	2007	2006

Balance, beginning of period	$57,414	$54,722	$57,835	$54,649
Additions	14,884	16,924	7,350	8,393
Charges incurred	(13,582)	(17,274)	(6,469)	(8,670)

Balance, end of period	$58,716	$54,372	$58,716	$54,372

6.	Employee Retirement Plans

In October 2004, the Company established a defined benefit retirement plan effective as of September 1, 2004, which covers four current or former senior executives and a director of the Company. Effective as of February 1, 2006, the Company adopted an additional defined benefit retirement plan for nine other executives. The retirement plans are unfunded and vest when the participant has completed 20 years of service with the Company and reaches normal retirement age (age 62). Unrecognized prior service costs are being amortized over the period from the effective date of the plans until the participants are fully vested. The Company used a 5.68% and 5.65% discount rate in its calculation of the present value of its projected benefit obligations for the fiscal 2007 and 2006 periods, respectively, which represented the approximate long-term investment rate at October 31 of the preceding fiscal year for which the present value was calculated.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the six-month and three-month periods ended April 30, 2007 and 2006, the Company recognized the following costs related to these plans (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2007	2006	2007	2006

Service cost	$165	$168	$83	$101
Interest cost	507	446	253	241
Amortization of initial benefit obligation	885	952	442	503

Total costs	$1,557	$1,566	$778	$845

Benefits paid	$125		$34

7.	Stock Based Benefit Plans

The fair value of each option award is estimated on the date of grant using a lattice-based option valuation model that uses assumptions noted in the following table. The lattice-based option valuation models incorporate ranges of assumptions for inputs; those ranges are disclosed in the table below. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The expected life of options granted is derived from the historical exercise patterns and anticipated future patterns and represents the period of time that options granted are expected to be outstanding; the ranges given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average assumptions and the fair values used for stock option grants for the six-month and three-month periods ended April 30, 2007 and 2006 are as follows:

	2007	2006

Expected volatility	36.32% - 38.22%	36.33% - 38.28%
Weighted-average volatility	37.16%	37.55%
Risk-free interest rate	4.57% - 4.61%	4.38% - 4.51%
Expected life (years)	3.69 - 8.12	4.11 - 9.07
Dividends	none	none
Weighted-average grant date fair value per share of options granted	$11.17	$15.30

In the six-month and three-month periods ended April 30, 2007 and 2006, the Company recognized the following costs and tax benefits related to its option plans (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2007	2006	2007	2006

Stock compensation	$18,140	$16,255	$5,328	$5,257
Income tax benefit	$6,797	$5,726	$1,977	$1,741

The Company expects to recognize approximately $27.1 million of expense and $10.0 million of income tax benefit for the full fiscal 2007 year related to stock option awards. The Company recognized approximately $26.8 million of expense and $9.2 million of income tax benefit for the full fiscal 2006 year related to stock option awards.

The Company’s stock option plans for employees (including officers) and non-employee directors provide for the granting of incentive stock options (solely to employees) and non-qualified options with a term of up to ten years

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at a price not less than the market price of the stock at the date of grant. Options granted to employees generally vest over a four-year period, although certain grants vest over a longer or shorter period, and grants to non-employee directors generally vest over a two-year period. Shares issued upon the exercise of a stock option are either from shares held in treasury or newly issued shares.

Pursuant to the provisions of the Company’s stock option plans, participants are permitted to use the value of the Company’s common stock that they own to pay for the exercise of options. The Company received 4,172 shares with an average fair market value per share of $35.43 for the exercise of stock options in the six months ended April 30, 2006. No shares were received for the exercise of stock options in the three months ended April 30, 2006 or in the six months and three months ended April 30, 2007.

Stock option activity for the six months ended April 30, 2007 and 2006 was as follows:

	2007		2006
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
	(In 000’s)	(Per share)	(In 000’s)	(Per share)

Outstanding, beginning of period	25,178	$12.70	26,155	$11.04
Granted	1,803	$31.82	1,433	$35.97
Exercised	(509)	$7.28	(1,318)	$7.01
Cancelled	(60)	$31.32	(137)	$28.33

Outstanding, end of period	26,412	$14.07	26,133	$12.52

Exercisable, end of period	21,980	$10.55	21,272	$8.87

At April 30, 2007, the exercise price of approximately 5.6 million outstanding options was higher than the average closing price of the Company’s common stock on the New York Stock Exchange (the “NYSE”) for the three-month period ended April 30, 2007.

The Company realized a tax benefit from the exercise of non-qualified stock options and the exercise and disqualifying disposition of incentive stock options of approximately $3.7 million and $11.4 million in the six months ended April 30, 2007 and 2006, respectively.

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

The intrinsic value of options outstanding and exercisable at April 30, 2007 and 2006 was as follows (amounts in thousands):

	2007	2006

Intrinsic value of options
Outstanding	$433,991	$512,987
Exercisable	$428,801	$356,736

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The intrinsic value of options exercised and the fair value of options which became vested in the six-month and three-month periods ended April 30, 2007 and 2006 were as follows (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2007	2006	2007	2006

Intrinsic value of options exercised	$12,034	$37,099	$800	$10,230
Fair value of options vested	$21,642	$23,551	$21,642	$23,551

Stock options outstanding and exercisable at April 30, 2007 were as follows:

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices ($)	Outstanding	Life	Price ($)	Exercisable	Price ($)
	(In 000’s)	(In years)		(In 000’s)

4.38 - 6.86	10,049	1.8	5.34	10,049	5.34
6.87 - 9.66	3,245	2.9	9.03	3,245	9.03
9.67 - 10.88	5,208	5.0	10.75	5,208	10.75
10.89 - 20.14	2,270	6.6	20.14	1,732	20.14
20.15 - 35.97	5,640	8.5	33.14	1,746	33.27

	26,412	4.4	14.07	21,980	10.55

8.	Earnings per Share Information

Information pertaining to the calculation of earnings per share for the six-month and three-month periods ended April 30, 2007 and 2006 are as follows (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2007	2006	2007	2006

Basic weighted average shares	154,464	154,919	154,716	154,763
Common stock equivalents	9,707	11,458	9,578	10,964

Diluted weighted average shares	164,171	166,377	164,294	165,727

9.  Stock Repurchase Program

In March 2003, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its Common Stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. At April 30, 2007, the Company had approximately 12.1 million shares remaining to be purchased under this authorization. The Board of Directors did not fix an expiration date for the repurchase program.

10.	Commitments and Contingencies

At April 30, 2007, the aggregate purchase price of land parcels under option and purchase agreements, excluding parcels that the Company does not expect to acquire, was approximately $2.80 billion (including $1.18 billion of land to be acquired from joint ventures which the Company has investments in, made advances to or made loan guarantees on behalf of, in the aggregate amount of $287.3 million), of which it had paid or deposited approximately $156.9 million. The Company’s option agreements to acquire the home sites do not require the Company to buy the home sites, although the Company may, in some cases, forfeit any deposit balance outstanding

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

if and when it terminates an option contract. Of the $156.9 million the Company had paid or deposited on these purchase agreements, $121.3 million was non-refundable at April 30, 2007. Any deposit in the form of a standby letter of credit is recorded as a liability at the time the standby letter of credit is issued. Included in accrued liabilities is $93.3 million representing the Company’s outstanding standby letters of credit issued in connection with options to purchase home sites.

At April 30, 2007, the Company had outstanding surety bonds amounting to approximately $747.7 million, related primarily to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that approximately $279.8 million of work remains on these improvements. The Company has an additional $133.0 million of surety bonds outstanding that guarantee other obligations of the Company. The Company does not believe it is likely that any outstanding bonds will be drawn upon.

At April 30, 2007, the Company had agreements of sale outstanding to deliver 5,746 homes with an aggregate sales value of approximately $4.22 billion, of which the Company has recognized $74.1 million of revenues using the percentage of completion accounting method.

At April 30, 2007, the Company was committed to providing approximately $1.22 billion of mortgage loans to its home buyers and to others. All loans with committed interest rates are covered by take-out commitments from third-party lenders, which minimize the Company’s interest rate risk.

The Company has a $1.89 billion credit facility consisting of a $1.56 billion unsecured revolving credit facility and a $331.7 million term loan facility (collectively, the “Credit Facility”) with 35 banks, which extends to March 17, 2011. At April 30, 2007, interest was payable on borrowings under the revolving credit facility at 0.475% (subject to adjustment based upon the Company’s debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. At April 30, 2007, the Company had no outstanding borrowings against the revolving credit facility but had letters of credit of approximately $412.2 million outstanding under it, of which the Company had recorded $93.3 million as liabilities under land purchase agreements. Under the term loan facility, interest is payable at 0.50% (subject to adjustment based upon the Company’s debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. At April 30, 2007, interest was payable on the $331.7 million term loan at 5.84%. Under the terms of the Credit Facility, the Company is not permitted to allow its maximum leverage ratio (as defined in the agreement) to exceed 2.00 to 1.00 and was required to maintain a minimum tangible net worth (as defined in the agreement) of approximately $2.38 billion at April 30, 2007. At April 30, 2007, the Company’s leverage ratio was approximately 0.53 to 1.00 and its tangible net worth was approximately $3.52 billion. Based upon the minimum tangible net worth requirement, the Company’s ability to pay dividends and repurchase its common stock was limited to an aggregate amount of approximately $1.13 billion at April 30, 2007.

In January 2006, the Company received a request for information pursuant to Section 308 of the Clean Water Act from Region 3 of the Environmental Protection Agency (the “EPA”) requesting information about storm water discharge practices in connection with our homebuilding projects in the states that comprise EPA Region 3. To the extent the EPA’s review were to lead the EPA to assert violations of state and/or federal regulatory requirements and request injunctive relief and/or civil penalties, the Company would defend and attempt to resolve any such asserted violations. At this time, the Company cannot predict the outcome of the EPA’s review.

The Company and two of its current officers were named as defendants in a securities class action filed on April 17, 2007 in the United States District Court for the Eastern District of Pennsylvania. Plaintiff filed this action on behalf of a purported class of purchasers of the Company’s common stock between December 9, 2004 and November 8, 2005. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by issuing materially false and misleading statements. The plaintiff class seeks an unspecified amount of compensatory damages. The Company believes that this lawsuit is without merit and intends to vigorously defend against it.

The Company and its mortgage company and title company subsidiaries were named as defendants in a consumer class action filed on May 21, 2007 in the United States District Court for the Eastern District of

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pennsylvania. The purported class is made up of mortgage borrowers who purchased a home from the Company and obtained a mortgage and/or title insurance for the home purchase from the Company’s mortgage company and/or title company subsidiary. The complaint alleges that the Company and its affiliates violated the Real Estate Settlement Procedures Act by requiring the use of the Company’s mortgage company subsidiary for the financing of home purchases from the Company and/or the use of the Company’s title company subsidiary for the provision of title insurance. The Company believes that this lawsuit is without merit and intends to vigorously defend against it.

The Company is involved in various other claims and litigation arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material effect on the business or on the financial condition of the Company.

11.	Geographic Segments

During the fourth quarter of fiscal 2006, the Company reassessed the aggregation of its operating segments, and as a result, restated its disclosure to include four separate reportable segments. The restatement had no impact on the Company’s financial position, results of operations or cash flows for the six-month and three-month periods ended April 30, 2006.

Revenue and income (loss) before income taxes for each of the Company’s geographic segments for the six months and three months ended April 30, 2007 and 2006 were as follows (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

Revenues:
North	$458.5	$638.5	$247.4	$327.1
Mid-Atlantic	664.5	848.5	333.2	454.6
South	534.7	556.2	286.9	280.4
West	607.6	740.3	307.2	380.4

Total	$2,265.3	$2,783.5	$1,174.7	$1,442.5

Income (loss) before income taxes:
North	$(7.7)	$135.3	$(7.0)	$63.5
Mid-Atlantic	120.7	251.7	68.2	133.7
South	25.9	70.9	21.5	36.4
West	62.4	174.7	5.5	90.3
Other	(54.6)	(82.4)	(28.7)	(39.3)

Total	$146.7	$550.2	$59.5	$284.6

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

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory write-downs and the expensing of costs that the Company believed not to be recoverable for the six months and three months ended April 30, 2007 and 2006 were as follows (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2007	2006	2007	2006

Operating communities:
North	$79,100	$10,700	$46,900	$10,700
Mid-Atlantic	22,100		600
South	44,550		16,450
West	53,362		52,200

	199,112	10,700	116,150	10,700

Land controlled for future communities:
North	3,561	530	2,628	166
Mid-Atlantic	1,530	822	178	392
South	2,298	785	(85)	555
West	10,111	308	840	202

	17,500	2,445	3,561	1,315

	$216,612	$13,145	$119,711	$12,015

Total assets for each of the Company’s geographic segments at April 30, 2007 and October 31, 2006 (amounts in thousands) were as follows:

	April 30,	October 31,
	2007	2006

North	$1,735,070	$1,776,723
Mid-Atlantic	1,651,110	1,729,057
South	1,276,527	1,338,344
West	1,853,638	1,843,395
Other	907,834	896,022

Total	$7,424,179	$7,583,541

Other is comprised principally of cash and cash equivalents and the assets of the Company’s manufacturing facilities and mortgage subsidiary.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for the six months ended April 30, 2007 and 2006 (amounts in thousands):

	2007	2006

Cash flow information:
Interest paid, net of amount capitalized	$8,740	$10,587
Income taxes paid	$202,929	$200,000
Non-cash activity:
Cost of inventory acquired through seller financing	$26,567	$55,833
Land returned to seller subject to loan payable	$8,693
Contribution of inventory, net of related debt to unconsolidated entity		$4,500
Income tax benefit related to exercise of employee stock options	$6,251	$14,309
Stock bonus awards	$7,042	$10,926
Contribution to employee retirement plan	$2,764	$2,411
Acquisition of joint venture assets and liabilities:
Fair value of assets acquired		$181,473
Liabilities assumed		$110,548
Reduction in investment and advances to unconsolidated entities		$40,751
Cash paid		$30,174
Disposition of ancillary business:
Fair value of assets sold	$5,790
Liabilities incurred in disposition	$400
Cash received	$15,755

13.	Supplemental Guarantor Information

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

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet at April 30, 2007 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents			479,704	73,422		553,126
Inventory			5,743,674	393,799		6,137,473
Property, construction and office equipment, net			89,995	3,142		93,137
Receivables, prepaid expenses and other assets		4,586	59,595	70,825	525	135,531
Contracts receivable			42,880	31,787		74,667
Mortgage loans receivable				145,705		145,705
Customer deposits held in escrow			45,937	4,297		50,234
Investments in and advances to unconsolidated entities			234,306			234,306
Investments in and advances to consolidated entities	3,729,269	1,158,469	(1,242,981)	(135,229)	(3,509,528)	—

	3,729,269	1,163,055	5,453,110	587,748	(3,509,003)	7,424,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable			515,022	200,044		715,066
Senior notes		1,141,736				1,141,736
Senior subordinated notes			350,000			350,000
Mortgage company warehouse loan				133,014		133,014
Customer deposits			295,649	30,557		326,206
Accounts payable			262,701	10,021		272,722
Accrued expenses		21,319	599,110	129,974		750,403
Income taxes payable	182,838			(2,000)		180,838

Total liabilities	182,838	1,163,055	2,022,482	501,610	—	3,869,985

Minority interest				7,763		7,763
Stockholders’ equity:
Common stock	1,563			2,003	(2,003)	1,563
Additional paid-in capital	233,130		4,420	2,734	(7,154)	233,130
Retained earnings	3,354,280		3,426,208	73,638	(3,499,846)	3,354,280
Treasury stock, at cost	(42,542)					(42,542)

Total stockholders’ equity	3,546,431	—	3,430,628	78,375	(3,509,003)	3,546,431

	3,729,269	1,163,055	5,453,110	587,748	(3,509,003)	7,424,179

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet at October 31, 2006 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents			582,465	50,059		632,524
Inventory			5,719,057	376,645		6,095,702
Property, construction and office equipment, net			90,676	8,413		99,089
Receivables, prepaid expenses and other assets		4,932	76,317	78,920	277	160,446
Contracts receivable			87,030	83,081		170,111
Mortgage loans receivable				130,326		130,326
Customer deposits held in escrow			46,198	3,478		49,676
Investments in and advances to unconsolidated entities			245,667			245,667
Investments in and advances to consolidated entities	3,752,372	1,157,554	(1,350,097)	(151,355)	(3,408,474)	—

	3,752,372	1,162,486	5,497,313	579,567	(3,408,197)	7,583,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable			510,848	226,086		736,934
Senior notes		1,141,167				1,141,167
Senior subordinated notes			350,000			350,000
Mortgage company warehouse loan				119,705		119,705
Customer deposits			325,607	34,540		360,147
Accounts payable			282,194	9,977		292,171
Accrued expenses		21,319	690,651	113,319	(1)	825,288
Income taxes payable	336,446			(1,946)		334,500

Total liabilities	336,446	1,162,486	2,159,300	501,681	(1)	4,159,912

Minority interest				7,703		7,703
Stockholders’ equity:
Common stock	1,563			2,003	(2,003)	1,563
Additional paid-in capital	220,783		4,420	2,734	(7,154)	220,783
Retained earnings	3,263,274		3,333,593	65,446	(3,399,039)	3,263,274
Treasury stock, at cost	(69,694)					(69,694)

Total stockholders’ equity	3,415,926	—	3,338,013	70,183	(3,408,196)	3,415,926

	3,752,372	1,162,486	5,497,313	579,567	(3,408,197)	7,583,541

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income for the six months ended April 30, 2007 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Home sales — completed contract			2,178,395			2,178,395
Percentage of completion			43,950	37,572		81,522
Land sales			5,371			5,371

	—	—	2,227,716	37,572	—	2,265,288

Costs of revenues:
Home sales — completed contract			1,785,690	4,462	(1,983)	1,788,169
Percentage of completion			35,522	27,738		63,260
Land sales			2,764			2,764
Interest		33,470	41,612	7,525	(33,470)	49,137

	—	33,470	1,865,588	39,725	(35,453)	1,903,330

Selling, general and administrative	8	353	264,851	16,952	(17,587)	264,577
Goodwill impairment			8,973			8,973

Income from operations	(8)	(33,823)	88,304	(19,105)	53,040	88,408
Other:
Equity earnings			11,520	7		11,527
Interest and other		33,823	46,877	32,550	(66,492)	46,758
Earnings from subsidiaries	146,701				(146,701)	—

Income before income taxes	146,693	—	146,701	13,452	(160,153)	146,693
Income taxes	55,687		54,086	5,259	(59,345)	55,687

Net income	91,006	—	92,615	8,193	(100,808)	91,006

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income for the three months ended April 30, 2007 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Home sales — completed contract			1,124,259			1,124,259
Percentage of completion			29,054	19,383		48,437
Land sales			1,981			1,981

	—	—	1,155,294	19,383	—	1,174,677

Costs of revenues:
Home sales — completed contract			939,513	2,896	(643)	941,766
Percentage of completion			23,049	14,314		37,363
Land sales			1,727			1,727
Interest		16,735	22,623	3,871	(16,735)	26,494

	—	16,735	986,912	21,081	(17,378)	1,007,350

Selling, general and administrative	1	173	130,426	8,549	(8,782)	130,367

Income from operations	(1)	(16,908)	37,956	(10,247)	26,160	36,960
Other:
Equity earnings			4,728	7		4,735
Interest and other		16,908	16,810	11,433	(27,353)	17,798
Earnings from subsidiaries	59,494				(59,494)	—

Income before income taxes	59,493	—	59,494	1,193	(60,687)	59,493
Income taxes	22,803		22,035	466	(22,501)	22,803

Net income	36,690	—	37,459	727	(38,186)	36,690

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income for the six months ended April 30, 2006 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Home sales — completed contract			2,679,187			2,679,187
Percentage of completion			53,040	44,484		97,524
Land sales			6,778			6,778

	—	—	2,739,005	44,484	—	2,783,489

Costs and expenses:
Home sales — completed contract			1,859,464	2,563	(1,393)	1,860,634
Percentage of completion			41,264	37,260		78,524
Land sales			5,939			5,939
Interest		33,470	49,293	10,329	(34,463)	58,629

	—	33,470	1,955,960	50,152	(35,856)	2,003,726

Selling, general and administrative	16	349	281,806	15,024	(15,971)	281,224

Income from operations	(16)	(33,819)	501,239	(20,692)	51,827	498,539

Other:
Equity earnings			29,393			29,393
Interest and other		33,819	19,609	24,724	(55,859)	22,293
Earnings from subsidiaries	550,241				(550,241)	—

Income before income taxes	550,225	—	550,241	4,032	(554,273)	550,225
Income taxes	211,438		210,434	1,577	(212,011)	211,438

Net income	338,787	—	339,807	2,455	(342,262)	338,787

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income for the three months ended April 30, 2006 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Home sales — completed contract			1,400,478			1,400,478
Percentage of completion			25,025	14,930		39,955
Land sales			2,100			2,100

	—	—	1,427,603	14,930	—	1,442,533

Costs and expenses:
Home sales — completed contract			975,995	1,292	(744)	976,543
Percentage of completion			19,648	11,530		31,178
Land sales			2,103			2,103
Interest		16,735	25,310	4,993	(17,163)	29,875

	—	16,735	1,023,056	17,815	(17,907)	1,039,699

Selling, general and administrative	(1)	176	142,252	7,603	(7,984)	142,046
Income from operations	1	(16,911)	262,295	(10,488)	25,891	260,788
Other:
Equity earnings			12,824			12,824
Interest and other		16,911	9,459	12,728	(28,132)	10,966
Earnings from subsidiaries	284,578				(284,578)	—

Income before income taxes	284,579	—	284,578	2,240	(286,819)	284,578
Income taxes	109,641		107,862	876	(108,738)	109,641

Net income	174,938	—	176,716	1,364	(178,081)	174,937

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows for the six months ended April 30, 2007 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor	Elimin-
	Inc.	Issuer	Subsidiaries	Subsidiaries	ations	Consolidated

Cash flow from operating activities:
Net income	91,006		92,615	8,193	(100,808)	91,006
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization		570	14,968	234		15,772
Amortization of initial benefit obligation			885			885
Stock-based compensation	18,290					18,290
Excess tax benefit from stock-based compensation	(170)					(170)
Equity earnings from unconsolidated entities			(5,066)	(6,461)		(11,527)
Distributions from unconsolidated entities			10,183	(7)		10,176
Deferred tax benefit	(72,105)					(72,105)
Provision for inventory write-offs			216,612			216,612
Goodwill impairment charge			8,973			8,973
Gain on sale of ancillary business				(9,565)		(9,565)
Changes in operating assets and liabilities
Increase in inventory			(221,257)	(17,154)		(238,411)
Origination of mortgage loans				(648,663)		(648,663)
Sale of mortgage loans				633,284		633,284
Decrease in contracts receivable			44,150	51,294		95,444
Decrease (increase) in receivables, prepaid expenses and other assets	23,105	(570)	(107,449)	(1,965)	100,808	13,929
Decrease in customer deposits			(29,697)	(4,802)		(34,499)
(Decrease) increase in accounts payable and accrued expenses	9,774		(129,000)	16,700		(102,526)
Decrease in current income taxes payable	(75,083)			(53)		(75,136)

Net cash (used in) provided by operating activities	(5,183)	—	(104,083)	21,035	—	(88,231)

Cash flow from investing activities:
Purchase of property and equipment			(11,119)	(753)		(11,872)
Proceeds from sale of ancillary business				15,755		15,755
Purchase of marketable securities			(2,018,015)	(99,675)		(2,117,690)
Sale of marketable securities			2,018,015	99,675		2,117,690
Investments in and advances to unconsolidated entities			(8,825)			(8,825)
Distributions from unconsolidated entities			16,965			16,965

Net cash provided by (used in) in investing activities	—	—	(2,979)	15,002	—	12,023

Cash flow from financing activities:
Proceeds from loans payable			34,365	659,719		694,084
Principal payments of loans payable			(30,064)	(672,453)		(702,517)
Proceeds from stock-based benefit plans	4,099					4,099
Proceeds from restricted stock award	1,800					1,800
Excess tax benefit from stock-based compensation	170					170
Purchase of treasury stock	(886)					(886)
Change in minority interest				60		60

Net cash (used in) provided by financing activities	5,183	—	4,301	(12,674)	—	(3,190)

Net (decrease) increase in cash and cash equivalents	—	—	(102,761)	23,363	—	(79,398)
Cash and cash equivalents, beginning of period			582,465	50,059		632,524

Cash and cash equivalents, end of period	—	—	479,704	73,422	—	553,126

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows for the six months ended April 30, 2006 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor	Elimin-
	Inc.	Issuer	Subsidiaries	Subsidiaries	ations	Consolidated

Cash flow from operating activities:
Net income	338,787		339,807	2,455	(342,262)	338,787
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization		569	12,505	1,153		14,227
Amortization of initial benefit obligation			952			952
Stock-based compensation	16,402					16,402
Excess tax benefit from stock-based compensation	(2,560)					(2,560)
Equity earnings from unconsolidated entities			(29,393)			(29,393)
Distributions from unconsolidated entities			4,383			4,383
Deferred tax provision	15,250					15,250
Provision for inventory write-offs			13,145			13,145
Changes in operating assets and liabilities
Increase in inventory			(580,914)	(102,639)		(683,553)
Origination of mortgage loans				(405,317)		(405,317)
Sale of mortgage loans				445,569		445,569
Increase in contracts receivable			(53,040)	(44,484)		(97,524)
Decrease (increase) in receivables, prepaid expenses and other assets	(327,803)	(1,299)	(113,342)	146,696	309,395	13,647
Increase in customer deposits			11,927			11,927
(Decrease) increase in accounts payable and accrued expenses	13,338	730	(71,868)	(4,518)	32,867	(29,451)
Decrease in current income taxes payable	(3,812)					(3,812)

Net cash (used in) provided by operating activities	49,602	—	(465,838)	38,915	—	(377,321)

Cash flow from investing activities:
Purchase of property and equipment			(26,445)	224		(26,221)
Purchase of marketable securities			(1,542,445)	(28,975)		(1,571,420)
Sale of marketable securities			1,542,445	28,975		1,571,420
Investments in unconsolidated entities			(77,433)			(77,433)
Acquisition of joint venture interest			(40,751)			(40,751)
Distributions from unconsolidated entities			6,772			6,772

Net cash (used in) provided by investing activities	—	—	(137,857)	224	—	(137,633)

Cash flow from financing activities:
Proceeds from loans payable			511,017	402,549		913,566
Principal payments of loans payable			(211,251)	(431,911)		(643,162)
Proceeds from stock-based benefit plans	9,594					9,594
Excess tax benefit from stock-based compensation	2,560					2,560
Purchase of treasury stock	(61,756)					(61,756)
Change in minority interest				3,043		3,043

Net cash provided by (used in) financing activities	(49,602)	—	299,766	(26,319)	—	223,845

Net (decrease) increase in cash and cash equivalents	—	—	(303,929)	12,820	—	(291,109)
Cash and cash equivalents, beginning of period			664,312	24,907		689,219

Cash and cash equivalents, end of period	—	—	360,383	37,727	—	398,110

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In the six-month and three-month periods ended April 30, 2007, we recognized $2.27 billion and $1.17 billion of revenues, respectively, as compared to $2.78 billion and $1.44 billion of revenues in the comparable periods of fiscal 2006.

Net income in the six-month and three-month periods ended April 30, 2007 was $91.0 million and $36.7 million, respectively, as compared to $338.8 million and $174.9 million in the comparable periods of fiscal 2006. We recognized $216.6 million and $119.7 million of inventory write-downs in the six-month and three-month periods ended April 30, 2007, respectively; in addition, we recognized a $9.0 million goodwill impairment charge in the three-month period ended January 31, 2007. In fiscal 2006, we recognized $13.1 million of inventory write-downs in the six-month period ended April 30, 2006 and $12.0 million in the three-month period ended April 30, 2006.

Our backlog of $4.15 billion at April 30, 2007 decreased 32% compared to our backlog of $6.07 billion at April 30, 2006. Backlog includes the value of homes under contract but not yet delivered to our home buyers which are accounted for using the completed contract method of accounting and the value of homes for which we use the percentage of completion accounting method which consists of homes under contract but not yet delivered to our home buyers less the amount of revenues we have recognized related to those homes.

Beginning in the fourth quarter of fiscal 2005 and continuing throughout fiscal 2006 and into the third quarter of fiscal 2007, we have experienced a slowdown in new contracts signed. In the six-month and three-month periods ended April 30, 2007, we signed $1.92 billion and $1.17 billion of net new contracts, respectively, as compared to $2.70 billion and $1.56 billion of net new contracts in the comparable periods of fiscal 2006. We believe this slowdown is attributable to a decline in consumer confidence, an overall softening of demand for new homes, an oversupply of homes available for sale, the inability of some of our home buyers to sell their current home and the direct and indirect impact of the turmoil in the sub-prime mortgage loan market. We attribute the reduction in demand to concerns on the part of prospective home buyers about the direction of home prices, due in part to many home builders’ advertising price reductions and increased sales incentives, and concerns by the prospective home buyers about being able to sell their existing homes. In addition, we believe speculators and investors are no longer helping to fuel demand. We try to avoid selling homes to speculators, and we generally do not build detached homes without having a signed agreement of sale and receiving a substantial down payment from a buyer. Nonetheless, we have been impacted by an overall increase in the supply of homes available for sale in many markets, as speculators attempt to sell the homes they previously purchased or cancel contracts for homes under construction, and as builders, who, as part of their business strategy, were building homes in anticipation of capturing additional sales in a demand-driven market, attempt to reduce their inventories by aggressively lowering prices and adding incentives. Non-speculative buyer cancellations are also adding to the supply of homes in the marketplace. In the six-month and three-month periods ended April 30, 2007, home buyers cancelled 828 contracts and 384 contracts, respectively, or approximately 24% and 19%, respectively, of the gross number of contracts signed in the respective periods. In the comparable periods of fiscal 2006, homebuyers cancelled 371 contracts and 205 contracts, or approximately 9% of gross contracts signed in each of the periods. In the quarter ended October 31, 2006, homebuyers cancelled approximately 37% of the gross contracts signed. When we report contracts signed, the number and value of contracts signed are reported net of any cancellations occurring during the reporting period, whether signed in that reporting period or in a prior period. Despite this slowdown, we remain cautiously optimistic about the future growth of our business. Our industry demographics remain strong due to the continuing regulation-induced constraints on lot supplies and the growing number of affluent households. We continue to seek a balance between our short-term goal of selling homes in a tough market and maximizing the value of our communities. We believe that many of our communities are in locations that are difficult to replace and in markets where approvals are increasingly difficult to achieve. We believe that many of these communities have substantial embedded value that will be realizable in the future and that their value should not necessarily be sacrificed in the current soft market.

In the current challenging environment, we believe our access to reliable capital and our strong balance sheet give us an important competitive advantage. Based on our experience during past cycles, we have learned that unexpected opportunities may arise in difficult times for those who are well-prepared. We believe that our solid financial base, our broad geographic presence, our diversified product lines and our national brand name all position us well for such opportunities now and in the future. At April 30, 2007, we had $553.1 million of cash and cash equivalents and approximately $1.15 billion available under our bank revolving credit facility which extends to March 17, 2011. With these resources and our history of success in accessing the public debt markets, we believe we have the resources available to fund this potential future growth.

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

Because of the length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and deliver a home after a home buyer signs an agreement of sale, we are subject to many risks. We attempt to reduce certain risks by: controlling land for future development through options whenever possible, thus allowing us to obtain the necessary governmental approvals before acquiring title to the land; generally commencing construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from a buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis. In response to current market conditions, we have been re-evaluating and renegotiating many of our optioned land positions. As a result, we have reduced our land position to approximately 65,800 lots controlled at April 30, 2007 compared to 73,800 lots at October 31, 2006 and 91,200 lots at April 30, 2006.

In the six-month period ended April 30, 2007, we recognized impairment charges of approximately $199.1 million on communities in which we are currently selling and on land owned, primarily located in Florida, Illinois, California, Maryland, Minnesota, Michigan, Arizona and New Jersey, and $17.5 million of write-downs attributable to land under option related to future communities. In the three-month period ended April 30, 2007, we recognized impairment charges of approximately $116.2 million on communities in which we are currently selling and on land owned, primarily located in California, Illinois, Florida, Arizona and Michigan, and $3.6 million of write-downs attributable to land under option related to future communities.

At April 30, 2007, the fair value of the inventory in the 24 current communities subject to write-downs in the three-month period ended April 30, 2007, net of the $116.2 million of write-downs, was approximately $228.9 million. At January 31, 2007, the fair value of the inventory in the 18 current communities subject to write-downs in the three-month period ended January 31, 2007, net of the $83.0 million of write-downs, was approximately $211.8 million.

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

Projecting revenues remains very difficult in the current environment. The revenue guidance contained herein reflects our expectations as of May 24, 2007, is the same guidance furnished in the Form 8-K that we filed on May 24, 2007 and is not being reconfirmed or updated by this Quarterly Report on Form 10-Q. Based upon our evaluation of our backlog and the expected demand for our product, we believe that in fiscal 2007 we will deliver between 6,100 and 6,900 homes with an average delivered price between $670,000 and $680,000 and recognize between $175 million and $185 million of revenues using the percentage of completion method of accounting related to several high-rise residences that are under construction.

At April 30, 2007, we were selling from 325 communities compared to 300 communities at October 31, 2006 and 275 communities at April 30, 2006. We expect to be selling from approximately 332 communities at October 31, 2007.

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

Current Communities:  When the profitability of a current community deteriorates, the sales pace declines significantly or some other factor indicates a possible impairment in the recoverability of the asset, the asset is reviewed for impairment by comparing the estimated future undiscounted cash flow for the community to its carrying value. If the estimated cash flow is less than the community’s carrying value, the carrying value is written down to its estimated fair value. Fair value is primarily determined by discounting the estimated future cash flow of each community. The impairment is charged to cost of revenues in the period the impairment is determined. In estimating the cash flow of a community we use various estimates such as (a) the expected sales pace in a community based upon general economic conditions that will have a short-term or long-term impact on the market in which the community is located and competition within the market, including the number of homes/home sites available and pricing and incentives being offered in other communities owned by us or by other builders; (b) the expected sales prices and sales incentives to be offered in a community; (c) costs expended to date and expected to be incurred in the future, including, but not limited to, land and land development costs, home construction costs, interest costs and overhead costs; (d) alternative product offerings that may be offered in a community that will have an impact on sales pace, sales price, building cost or on the number of homes that can be built on a particular site; and (e) alternative uses for the property such as the possibility of a sale of the entire community to another builder or the sale of individual home sites.

Future Communities:  We evaluate all land held for future communities or future sections of current communities, whether owned or under contract, to determine whether or not we expect to proceed with the development of the land as originally contemplated. This evaluation encompasses the same types of estimates used for current communities described above as well as an evaluation of the regulatory environment in which the land is located and the estimated probability of obtaining the necessary approvals, the estimated time and cost it will take to obtain the approvals and the possible concessions that will be required to be given in order to obtain them. Concessions may include cash payments to fund improvement to public places such as parks and streets, dedication of a portion of the property for use by the public or as open space or a reduction in the density or size of the homes to be built. Based upon this review, we decide (a) as to land under contract to be purchased, whether the contract will likely be terminated or renegotiated, and (b) as to land we own, whether the land will likely be developed as contemplated or in an alternative manner, or should be sold. We then further determine whether costs that have been capitalized to the community are recoverable or should be written off. The write-off is charged to cost of revenues in the period that the need for the write-off is determined.

The estimates used in the determination of the estimated cash flows and fair value of a community are based on factors known to us at the time such estimates are made and our expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated fair value deteriorate in the future, we may be required to recognize additional write-downs related to current and future communities.

Variable Interest Entities:  We have a significant number of land purchase contracts, sometimes referred to herein as “options” or “option agreements,” and several investments in unconsolidated entities which we evaluate in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” as amended by FIN 46R (“FIN 46”). Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a variable interest entity (“VIE”) is considered to be the primary beneficiary and must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. For land purchase contracts with sellers meeting the definition of a VIE, we perform a review to determine which party is the primary beneficiary of the VIE. This review requires substantive judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the entity’s expected profits and losses and the cash flows associated with changes in the fair value of the land under contract. At April 30, 2007, we determined that we were not the primary beneficiary of any VIEs related to our land purchase contracts.

Revenue and Cost Recognition

Home Sales — Completed Contract:  The construction time for one of our homes is generally less than one year, although some may take more than one year to complete. Revenues and cost of revenues from these home sales are recorded at the time each home is delivered and title and possession are transferred to the buyer. Closing normally occurs shortly after construction is substantially completed. In addition, we have several high-rise/mid-rise projects which do not qualify for percentage of completion accounting in accordance SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), which we will include in this category of revenues and costs commencing in the later portion of fiscal 2007 when units in these building begin to be delivered to customers.

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

Percentage of Completion:  We are developing several high-rise/mid-rise projects that may take substantially more than one year to complete. Under the provisions of SFAS 66, revenues and costs are recognized using the percentage of completion method of accounting when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not be converted to rental property, the sales proceeds are collectible and the aggregate sales proceeds and the total cost of the project can be reasonably estimated. Revenues and costs of individual projects are recognized on the individual project’s aggregate value of units for which the home buyers have signed binding agreements of sale, less an allowance for cancellations, and are based on the percentage of total estimated construction costs that have been incurred. Total estimated revenues and construction costs are reviewed periodically, and any change is applied to current and future periods.

Land Sales:  Land sales revenues and cost of revenues are recorded at the time that title and possession of the property have been transferred to the buyer. We recognize the pro rata share of revenues and cost of land sales revenues to entities in which we have a 50% or less interest based upon the ownership percentage attributable to the non-Company investors. Any profit not recognized in a transaction reduces our investment in the entity.

OFF-BALANCE SHEET ARRANGEMENTS

We have investments in and advances to several joint ventures, to Toll Brothers Realty Trust Group (“Trust”) and Toll Brothers Realty Trust Group II (“Trust II”). At April 30, 2007, we had investments in and advances to these entities of $234.3 million, were committed to invest or advance an additional $344.7 million in the aggregate to these entities if needed and had guaranteed approximately $159.2 million of these entities’ indebtedness and/or loan commitments. See Note 3 of the Notes to Condensed Consolidated Financial Statements, “Investments in and Advances to Unconsolidated Entities” for more information regarding these entities. We do not believe that these arrangements, individually or in the aggregate, have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity or capital resources. Our investments in these entities are accounted for using the equity method.

RESULTS OF OPERATIONS

The following table sets forth, for the six-month and three-month periods ended April 30, 2007 and 2006, a comparison of certain income statement items related to our operations ($ in millions):

	Six Months Ended April 30,				Three Months Ended April 30,
	2007		2006		2007		2006
	$	%	$	%	$	%	$	%

Home sales — completed contract
Revenues	2,178.4		2,679.2		1,124.3		1,400.5
Costs	1,788.2	82.1	1,860.6	69.4	941.8	83.8	976.5	69.7

	390.2		818.6		182.5		423.9

Percentage of completion revenues
Revenues	81.5		97.5		48.4		40.0
Costs	63.3	77.6	78.5	80.5	37.4	77.1	31.2	78.0

	18.3		19.0		11.1		8.8

Land sales
Revenues	5.4		6.8		2.0		2.1
Costs	2.8	51.5	5.9	87.6	1.7	87.2	2.1	100.1

	2.6		0.8		0.3		(0.0)

Interest*	49.1	2.2	58.6	2.1	26.5	2.3	29.9	2.1
Total
Revenues	2,265.3		2,783.5		1,174.7		1,442.5
Costs	1,903.3	84.0	2,003.7	72.0	1,007.4	85.8	1,039.7	72.1

	362.0		779.8		167.3		402.8

	Six Months Ended April 30,				Three Months Ended April 30,
	2007		2006		2007		2006
	$	%	$	%	$	%	$	%

Selling, general and administrative*	264.6	11.7	281.2	10.1	130.4	11.1	142.0	9.8
Goodwill impairment	9.0

Income from operations	88.4		498.5		37.0		260.8
Other
Equity earnings from unconsolidated entities	11.5		29.4		4.7		12.8
Interest and other	46.8		22.3		17.8		11.0

Income before income taxes	146.7		550.2		59.5		284.6
Income taxes	55.7		211.4		22.8		109.6

Net income	91.0		338.8		36.7		174.9

*	Percentages are based on total revenues.

Note: Amounts may not add due to rounding.

HOME SALES REVENUES AND COSTS — COMPLETED CONTRACT

Home sales revenues for the six months and three months ended April 30, 2007 were lower than those for the comparable periods of 2006 by approximately $500.8 million, or 19%, and $276.2 million, or 20%, respectively. The decrease in the six-month period was attributable to an 18% decrease in the number of homes delivered and a 1% decrease in the average price of the homes delivered. The decrease in the three-month period was attributable to an 18% decrease in the number of homes delivered and a 2% decrease in the average price of the homes delivered. The decrease in the number of homes delivered in the six-month and three-month periods ended April 30, 2007 was primarily due to the lower backlog of homes at October 31, 2006 as compared to October 31, 2005, which was primarily the result of a 41% decrease in the number of new contracts signed in fiscal 2006 over fiscal 2005, and the increased number of contract cancellations by home buyers in the fiscal 2007 periods as compared to the fiscal 2006 periods. In the six-month and three-month periods ended April 30, 2007, the value of contracts cancelled as a percentage of the gross value of contracts signed in the respective periods was 24% and 19%, respectively, as compared to 9% in each of the comparable periods of fiscal 2006. When we report contracts signed, the number and value of contracts signed are reported net of any cancellations occurring during the reporting period, whether signed in that reporting period or in a prior period.

The value of new sales contracts signed in the six months and three months ended April 30, 2007 was $1.89 billion (2,636 homes) and $1.16 billion (1,633 homes), respectively. This represented a 29% decrease and 25% decrease, respectively, compared to the value of contracts signed in the comparable periods of fiscal 2006 of $2.66 billion (3,668 homes) in the six-month period and $1.54 billion (2,144 homes) in the three-month period ended April 30, 2006. These decreases were attributable to a 28% decrease and 24% decrease in the number of new contracts signed in the six-month and three-month periods of fiscal 2007, respectively, as compared to the comparable periods of fiscal 2006, and a 1% decrease in the average value of each contract signed in each of the respective periods of fiscal 2007 as compared to fiscal 2006. We believe the decrease in both periods in the number of net contracts signed is attributable to the increased number of cancellations, a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale. We attribute the reduction in demand to concerns on the part of prospective home buyers about the direction of home prices, due in part to many homebuilders’ advertising price reductions and increased sales incentives, and concerns by the prospective home buyer about being able to sell their existing homes. In addition, speculators and investors are no longer helping to fuel demand. We try to avoid selling homes to speculators, and we generally do not build detached homes without having a signed agreement of sale. Nonetheless, we have been impacted by an overall increase in the supply of homes available for sale in many markets as speculators attempt to sell the homes they previously purchased or cancel contracts for homes under construction, and as builders, who, as part of their business strategy, were building homes in anticipation of capturing additional sales in a demand-driven market, attempt to reduce their inventories by aggressively lowering prices and adding incentives. In addition, based on the high cancellation rates reported by us and by other builders, non-speculative buyer cancellations are also adding to the supply of homes in the marketplace. The decline in the average sales price was due primarily to a shift in the number of contracts signed to less expensive areas in the fiscal 2007 periods as compared to the comparable periods of fiscal 2006.

At April 30, 2007, our backlog of homes under contract accounted for under the completed contract method of accounting was $4.04 billion (5,532 homes), 31% lower than the $5.86 billion (8,369 homes) backlog at April 30, 2006. The decrease in backlog at April 30, 2007 compared to the backlog at April 30, 2006 is primarily attributable to a lower backlog at October 31, 2006 as compared to the backlog at October 31, 2005, and the decrease in the value and number of new contracts signed in the six-month period ended April 30, 2007 as compared to the six-month period ended April 30, 2006, offset in part by fewer deliveries in the fiscal 2007 period as compared to the fiscal 2006 period.

Home costs as a percentage of home sales revenue were 82.1% and 83.8% in the six-month and three-month periods ended April 30, 2007, respectively, as compared to 69.4% and 69.7% in the comparable periods of fiscal 2006. The increase in the percentages in the fiscal 2007 periods were primarily the result of the higher amount of inventory write-offs/write-downs recognized in the fiscal 2007 periods as compared to the fiscal 2006 periods. In addition, during the fiscal 2007 periods, sales incentives on the homes delivered were higher, decreased construction activity resulted in higher overhead costs per home delivered and external broker sales commissions on the homes delivered were higher as compared to the fiscal 2006 periods. In the six-month periods ended April 30, 2007 and 2006, we recognized inventory write-downs and the expensing of costs that we believed not to be recoverable of $216.6 million and $13.1 million, respectively. In the three-month periods ended April 30, 2007 and 2006, we recognized inventory write-downs and the expensing of costs that we believed not to be recoverable of $119.7 million and $12.0 million, respectively.

PERCENTAGE OF COMPLETION REVENUES AND COSTS

We are developing several projects for which we are recognizing revenues and costs using the percentage of completion method of accounting. Revenues and costs of individual projects are recognized on the individual project’s aggregate value of units for which home buyers have signed binding agreements of sale and are based on the percentage of total estimated construction costs that have been incurred. Total estimated revenues and construction costs are reviewed periodically and any change is applied to current and future periods. In the six-month periods ended April 30, 2007 and 2006, we recognized $81.5 million and $97.5 million of revenues, respectively, and $63.3 million and $78.5 million of costs, respectively, on these projects. In the three-month periods ended April 30, 2007 and 2006, we recognized $48.4 million and $40.0 million of revenues, respectively, and $37.4 million and $31.2 million of costs, respectively, on these projects. In the six-month and three-month periods ended April 30, 2007, cost of revenues declined as a percentage of revenues recognized by 290 basis points and 90 basis points, respectively, as compared to the comparable periods of fiscal 2006. These declines were due primarily to a change in the mix of revenues recognized to less costly projects. In the six-month and three-month periods ended April 30, 2007, we delivered $177.0 million (216 homes) and $140.7 million (164 homes) in projects we are using the percentage of completion method of accounting.

At April 30, 2007, our backlog of homes in communities that we account for using the percentage of completion method of accounting was $102.1 million (net of $74.1 million of revenue recognized) compared to $212.8 million at April 30, 2006 (net of $97.6 million of revenue recognized). The decline in the backlog at April 30, 2007 is primarily the result of the recognition of revenues offset in part by the new contracts signed. We expect that this decline will continue as we recognize revenues, and sell out of existing projects without replacing them with new projects that qualify under the accounting rules for the application of the percentage of completion accounting method. See “New Accounting Pronouncements” in Note 1 of our “Condensed Consolidated Financial Statements” for further information.

LAND SALES REVENUES AND COSTS

We are developing several communities in which we expect to sell a portion of the land to other builders or entities. The amount and profitability of land sales will vary from year to year depending upon the sale and delivery of the specific land parcels. In the six-month periods ended April 30, 2007 and 2006, land sales were $5.4 million and $6.8 million, respectively, and the cost of land sales was approximately 51.5% and 87.6% of land sales revenues, respectively. In the three-month periods ended April 30, 2007 and 2006, land sales were $2.0 million and $2.1 million, respectively, and the cost of land sales was approximately 87.2% and 100.1% of land sales revenues, respectively.

INTEREST EXPENSE

In our communities accounted for using the completed contract method of accounting, we determine interest expense on a specific lot-by-lot basis and for land sales, on a parcel-by-parcel basis. As a percentage of total revenues, interest expense varies depending on many factors, including the period of time that we owned the land, the length of time that the homes delivered during the period were under construction, and the interest rates and the amount of debt carried by us in proportion to the amount of our inventory during those periods.

For projects using the percentage of completion method of revenue recognition, interest expense is determined based on the total estimated interest for the project and the percentage of total estimated construction costs that have been incurred to date. Any change in the estimated interest expense for the project is applied to current and future periods.

Interest expense as a percentage of revenues was slightly higher in the six-month and three-month periods ended April 30, 2007 as compared to the comparable periods of fiscal 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

SG&A spending decreased by $16.6 million, or 6%, and $11.7 million, or 8%, in the six-month and three-month periods ended April 30, 2007 as compared to the comparable periods of fiscal 2006. The reductions in spending were due primarily to cost reductions, offset in part by the expenses resulting from the increased number of communities from which we are operating. At April 30, 2007, we had 325 selling communities, an 18% increase over the 275 selling communities we had at April 30, 2006.

GOODWILL IMPAIRMENT

During the three-month period ended January 31, 2007, due to the continued decline of the Detroit market, we re-evaluated the carrying value of goodwill associated with a 1999 acquisition. We estimated the fair value of our assets in this market, including goodwill. Fair value was determined based on the discounted future cash flow expected to be generated in this market. Based upon this evaluation and our expectation that this market will not recover for a number of years, we determined that the related goodwill was impaired. We recognized a $9.0 million impairment charge in the three-month period ended January 31, 2007. After recognizing this charge, we do not have any goodwill remaining from this acquisition.

EQUITY EARNINGS FROM UNCONSOLIDATED ENTITIES

We are a participant in several joint ventures and in the Trust and Trust II. We recognize our proportionate share of the earnings from these entities. Many of our joint ventures are land development projects or high-rise/mid-rise construction projects and do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, the joint ventures will generally, over a relatively short period of time, generate revenues and earnings until all the assets of the entities are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from quarter to quarter and year to year. In the six-month and three-month periods ended April 30, 2007, we recognized $11.5 million and $4.7 million, respectively, of earnings from unconsolidated entities as compared to $29.4 million and $12.8 million, respectively, in the comparable periods of fiscal 2006.

INTEREST AND OTHER INCOME

For the six-month and three-month periods ended April 30, 2007, interest and other income was $46.8 million and $17.8 million, respectively, as compared to the $22.3 million and $11.0 million recognized in the comparable periods of fiscal 2006. The $24.5 million increase in the six-month period of 2007 as compared to the six-month period of fiscal 2006 was primarily the result of a $9.6 million gain realized from the sale of our cable TV and broadband internet business, higher retained customer deposits on cancelled contracts, higher interest income and a $3.0 million gain from the sale of certain miscellaneous assets, offset in part by lower management fee income. The $6.8 million increase in the three-month period of 2007 as compared to the three-month period of fiscal 2006 was primarily the result of higher retained customer deposits on cancelled contracts, higher interest income and a $3.0 million gain from the sale of certain miscellaneous assets, offset in part by lower management fee income.

INCOME BEFORE INCOME TAXES

For the six-month period ended April 30, 2007, income before taxes was $146.7 million, a decrease of 73% from the $550.2 million earned in the comparable period of fiscal 2006. For the three-month period ended April 30, 2007, income before taxes was $59.5 million, a decrease of 79% from the $284.6 million earned in the comparable period of fiscal 2006.

INCOME TAXES

Income taxes were provided at an effective rate of 37.96% and 38.43% for the six-month periods ended April 30, 2007 and 2006, respectively, and 38.33% and 38.53% for the three-month periods ended April 30, 2007 and 2006, respectively. The decrease in the effective tax rates in the six-month and three-month periods of fiscal 2007 as compared to the comparable periods of fiscal 2006 was due primarily to the favorable impact of tax-free interest income in the fiscal 2007 periods, both in the amount and as a percentage of income before income taxes, and higher tax credits in the fiscal 2007 periods, offset in part by the recognition of higher interest expense (net of interest income) on estimated income tax assessments in the fiscal 2007 periods.

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

We were a net user of cash in our operating activities in the six-month period ended 2007 due primarily to spending for land and construction in progress and an increase in our deferred tax assets due primarily to the timing of the deductibility of inventory write-downs. For income tax purposes we cannot recognize a deduction on the write-down of an operating community until we deliver the homes in the community while for financial reporting purposes we can recognize an income tax benefit in the period that the write-down is recognized. We expect that we will continue to be a net user of cash in our operating activities during the remainder of fiscal 2007 as we continue to purchase land and expend funds for construction in progress. At April 30, 2007, the aggregate purchase price of land parcels under option and purchase agreements was approximately $2.80 billion (including $1.18 billion of land to be acquired from joint ventures which we have invested in, made advances to or made loan guarantees on behalf of, in the aggregate amount of $287.3 million), of which we had paid or deposited approximately $156.9 million.

In general, cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own several years’ supply of home sites, we do not need to buy home sites immediately to replace the ones delivered. In addition, we generally do not begin construction of our single-family detached homes until we have a signed contract with the home buyer, although in fiscal 2006 and during the six-month period ended April 30, 2007, due to an extremely high cancellation rate of customer contracts and the increase in the number of attached-home communities that we were operating from, the number of speculative homes in our inventory increased significantly. In the six-month period ended April 30, 2007, the value of net new contracts signed decreased 29% as compared to the comparable period of fiscal 2006. For the full 2006 fiscal year, the value of net new contracts signed with home buyers decreased by 41% from fiscal 2005. Should our business continue to decline significantly, we believe that our inventory levels would decrease, as we complete and deliver the homes under construction but do not commence construction of as many new homes and sell and deliver the speculative homes that are currently in inventory, resulting in a temporary increase in our cash flow from operations. In addition, we might continue to delay or curtail our acquisition of additional land, as we did in the first half of fiscal 2007 and the second half of fiscal 2006, which would further reduce our inventory levels and cash needs. We decreased our home sites owned and controlled at April 30, 2007 by approximately 11% from October 31, 2006 and by approximately 28% from April 30, 2006, the high point of lots owned and controlled, in response to the deterioration of the housing market.

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

We have a $1.89 billion credit facility consisting of a $1.56 billion unsecured revolving credit facility and a $331.7 million term loan facility (collectively, the “Credit Facility”) with 35 banks, which extends to March 2011. At April 30, 2007, interest was payable on borrowings under the revolving credit facility at 0.475% (subject to adjustment based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At April 30, 2007, we had no outstanding borrowings against the revolving credit facility but had letters of credit of approximately $412.2 million outstanding under it. Under the term loan facility, interest is payable at 0.50% (subject to adjustment based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At April 30, 2007, interest was payable on the term loan at 5.84%.

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

We stopped selling homes in Ohio in fiscal 2005 and delivered our last home in that state in fiscal 2006. The operations in Ohio were immaterial to the North segment.

The following table summarizes by geographic segment total revenues and income before income taxes for each of the six-month and three-month periods ended April 30, 2007 and 2006 (in millions):

	Revenues		Income (loss) Before Income Taxes
	Six Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006

North	$458.5	$638.5	$(7.7)	$135.3
Mid-Atlantic	664.5	848.5	120.7	251.7
South	534.7	556.2	25.9	70.9
West	607.6	740.3	62.4	174.7
Other			(54.6)	(82.4)

Total	$2,265.3	$2,783.5	$146.7	$550.2

	Revenues		Income (loss) Before Income Taxes
	Three Months Ended April 30,		Three Months Ended April 30,
	2007	2006	2007	2006

North	$247.4	$327.1	$(7.0)	$63.5
Mid-Atlantic	333.2	454.6	68.2	133.7
South	286.9	280.4	21.5	36.4
West	307.2	380.4	5.5	90.3
Other			(28.7)	(39.3)

Total	$1,174.7	$1,442.5	$59.5	$284.6

The discussion of our business activities in each geographic segment refers to net contracts signed and cancellation rates. Net contracts signed is calculated by deducting all contracts cancelled during the period, whether signed in the period being referred to or in prior periods from the total contracts signed in the period (“gross contracts”). Cancellation rates are calculated by dividing the total number of contracts cancelled in the period by the gross contracts signed.

North

Revenues for the six months and three months ended April 30, 2007 were lower than those for the comparable periods of 2006 by approximately $180.0 million and $79.7 million, or 28.2% and 24.4%, respectively. The decrease in revenues for the six-month period was attributable to a 31% decrease in the number of homes delivered, offset in part by an increase of 1% in the average price of the homes delivered. The decrease in revenues for the three months ended April 30, 2007 was attributable to a 30% decrease in the number of homes delivered, partially offset by an increase in percentage of completion revenues of approximately $9.7 million. The decrease in the number of homes delivered in the six-month and three-month periods ended April 30, 2007 was primarily due to the lower backlog of homes at October 31, 2006 as compared to October 31, 2005, which was primarily the result of a 27% decrease in the number of new contracts signed in fiscal 2006 over fiscal 2005 and the increased cancellation rate by home buyers in the six-month and three-month periods of fiscal 2007 as compared to the rates in the comparable periods of fiscal 2006.

For the six months ended April 30, 2007, the value of net new contracts signed was approximately $657.5 million as compared to $681.0 million for the six months ended April 30, 2006, a decrease of 3%. The number of net new contracts signed decreased 7% while the average value of each contact increased by 4%. The value of net new contracts signed in the three months ended April 30, 2007 was approximately $366.0 million, a

5% decline from the $387.2 million of net new contracts signed in the three months ended April 30, 2006. This decrease was attributable to a 7% decrease in the number of net new contracts signed, partially offset by a 1% increase in the average value of each contract. The decline in new contracts signed in the fiscal 2007 was primarily due to a slowdown in the housing market primarily in Connecticut, Illinois, Michigan and the non-urban markets in New Jersey. However, in New York and the urban markets of New Jersey, net new signed contracts increased by $143.4 million and $102.9 million in the six months and three months ended April 30, 2007, respectively, as compared to the same periods in 2006. The contract cancellation rates for the six-month periods ended April 30, 2007 and 2006 were 10.0% and 5.8%, respectively, and 9.9% and 4.0% for the three-month periods ended April 30, 2007 and 2006, respectively.

For the six-month and three-month periods ended April 30, 2007, we reported a loss before income taxes of $7.7 million and $7.0 million, respectively, as compared to income before income taxes of $135.3 million and $63.5 million reported for the six-month and three-month periods ended April 30, 2006, respectively. The decreases were due to higher costs of revenues in the fiscal 2007 periods as compared to the fiscal 2006 periods (principally related to $82.7 million and $49.5 million of inventory write-downs in the six months and three months ended April 30, 2007, respectively, as compared to $11.2 million and $10.9 million of write-downs in the same periods in 2006), the lower profits realized from the decreased revenues in the six-month period and three-month period ended April 30, 2007 as compared to the six-month and three-month period ended April 30, 2006, and decreased income realized from unconsolidated entities in the fiscal 2007 periods as compared to the comparable periods of fiscal 2006.

Mid-Atlantic

Revenues for the six months ended April 30, 2007 were lower than those for the comparable period of 2006 by approximately $184.0 million, primarily due to an 18% decrease in the number of homes delivered and a 5% decrease in the average price of homes delivered. For the three months ended April 30, 2007, revenues were lower by $121.4 million, or 27%, than the comparable period of fiscal 2006. The decrease in the three-month period was attributable to a 22% decrease in the number of homes delivered (primarily in Virginia) and a 6% decrease in the average price of the homes delivered. The decreases in the number of homes delivered in the six-month and three- month periods ended April 30, 2007 were primarily due to a lower backlog of homes at October 31, 2006 as compared to October 31, 2005. The decrease in the backlog of homes was primarily the result of a 43% decrease in the number of new contracts signed in fiscal 2006 over fiscal 2005, due primarily to weak demand, and a significantly higher number of contract cancellations in fiscal 2006 as compared to fiscal 2005. The decrease in the average price of the homes delivered was primarily related to lower prices in Maryland due to the completion of deliveries of three communities in fiscal year 2006 which had significantly higher average prices than the communities which replaced them in 2007.

The value of net new contracts signed in the six months ended April 30, 2007 of approximately $553.2 million decreased 25% from the net new contracts signed of approximately $733.0 million in the comparable period of fiscal 2006. The decline was due primarily to a 23% decrease in the number of contracts signed and a 3% decrease in the average value of each contract. The value of net new contracts signed in the three-month period ended April 30, 2007 was approximately $346.0 million, a 16% decline from the $414.3 million of net new contracts signed in the three-month period ended April 30, 2006. This decrease was attributable to a 17% decrease in the number of net new contracts signed, partially offset by a 1% increase in the average value of each contract. The decline in the number of net new contracts signed was due primarily to weak demand and higher than normal contract cancellations in the fiscal 2007 periods as compared to the comparable periods of fiscal 2006. The contract cancellation rates for the six months ended April 30, 2007 and 2006 were 14.8% and 7.4%, respectively, and 9.9% and 6.9% for the three months ended April 30, 2007 and 2006, respectively.

Income before income taxes for the six months and three months ended April 30, 2007 declined $131.0 million and $65.5 million, respectively. These decreases were attributable to lower revenues and higher cost of revenues in the periods ended April 30, 2007 as compared to the comparable periods in fiscal 2006. The higher cost of revenues in the six-month period of fiscal 2007 period was primarily due to $23.6 million of inventory write-downs in 2007 as compared to $0.8 million in fiscal 2006 and higher sales incentives given on the homes delivered in 2007 as compared to those delivered in 2006. The higher cost of revenues in the three-month period of fiscal 2007 periods was primarily due to higher sales incentives given on the homes delivered in the three-month period of fiscal 2007 as compared to those delivered in the comparable period of fiscal 2006.

South

Revenues for the six months ended April 30, 2007 were lower than those for the six months ended April 30, 2006 by approximately $21.5 million, or 4%. The decrease in revenues was primarily due to a 9% decrease in the number of homes delivered and a decrease in percentage of completion revenues of approximately $3.3 million, offset in part by a 7% increase in the average price of the homes delivered in the fiscal 2007 period compared to the fiscal 2006 period. The decrease in the number of homes delivered was primarily attributable to our operations in Florida, where we had a lower number of homes in backlog at October 31, 2006 as compared to October 31, 2005 and the increased cancellation rate by home buyers in the six months of fiscal 2007 as compared to the comparable period of fiscal 2006.

Revenues for the three months ended April 30, 2007 were higher than those for the comparable period of 2006 by approximately $6.5 million, or 2%. The increase in revenues was attributable to a 7% increase in the average price of the homes delivered, partially offset by a 4% decrease in the number of homes delivered. In Florida, the average price of the homes delivered increased by 13% primarily due to a greater number of homes being delivered in the fiscal 2007 period from communities with higher average prices then those delivered in the fiscal 2006 period. The decrease in the number of homes delivered was primarily attributable to our operations in Florida, where we had a lower number of homes in backlog at October 31, 2006 as compared to October 31, 2005 and the increased cancellation rate by home buyers in the first the first six months of fiscal 2007.

The value of net new contracts signed in the six-month and three-month periods ended April 30, 2007 was approximately $286.4 million and $165.8 million, respectively, a 43% decline in each period from the net new contracts signed in the six-month and three-month periods ended April 30, 2006. The decline in the six-month period of fiscal 2007 as compared to the comparable period of fiscal 2006 was due to a 38% decrease in the number of net new contracts signed and a 7% decrease in the average value of each contract. The decline in the three-month period of fiscal 2007 as compared to the comparable period of fiscal 2006 was due to a 40% decrease in the number of net new contracts signed and a 5% decrease in the average value of each contract. The decreases in the number of net new signed contracts was primarily the result of weak market conditions in Florida in the fiscal 2007 periods as compared to the comparable periods of fiscal 2006 and a significantly higher number of contract cancellations in the fiscal 2007 periods than in the comparable period in 2006. For the six months ended April 30, 2007, the cancellation rate in Florida was 50.6% compared to 11.5% in the six months ended April 30, 2006. For the three months ended April 30, 2007, the cancellation rate in Florida was 39.6% compared to 13.8% in the three months ended April 30, 2006. The decrease in the average sales price was due primarily to a shift in the number of contracts to areas with lower priced homes in the fiscal 2007 period as compared to the comparable periods of fiscal 2006. For the entire region, the cancellation rate was 32.7% and 8.5% for the six months ended April 30, 2007 and 2006, respectively, and 27.8% and 8.6% for the three-month periods ended April 30, 2007 and 2006, respectively.

Income before income taxes for the six months ended April 30, 2007 was $25.9 million, a decrease of $45.0 million from the $70.9 million reported for the six months ended April 30, 2006. For the three months ended April 30, 2007, income before income taxes declined $14.9 million as compared to the comparable three months of 2006. These decreases were due to decreased revenues in the six-month and three-month periods ended April 30, 2007 as compared to the comparable periods of fiscal 2006, and higher cost of revenues as a percentage of total revenues in the fiscal 2007 periods as compared to the comparable periods of fiscal 2006, partially offset by higher retained customer deposits on contract cancellations for the six months and three months ended April 30, 2007 as compared to the six months and three months ended April 30, 2006. The higher costs of revenues were principally due to inventory write-downs. We recognized inventory write-downs of $46.8 and $16.4 million in the six and three months ended April 30, 2007, respectively, as compared to $0.8 million and $0.6 million in the comparable periods of fiscal 2006.

West

Revenues for the six months and three months ended April 30, 2007 were lower than those for the comparable periods of 2006 by approximately $132.7 million and $73.2 million, or 18% and 19%, respectively. The decrease in revenues was attributable to a decrease in the number of homes delivered of 13% and 15% for the six- and three-month periods ended April 30, 2007 as compared to comparable periods in 2006, and a decrease in the average price of homes delivered of 5% and 4% for the six- and three-month periods ended April 30, 2007 as compared to comparable periods in 2006. The decrease in the number of homes delivered was primarily attributable to the lower number of homes in backlog at October 31, 2006 as compared to October 31, 2005, and a significantly higher number of contract cancellations in fiscal 2007 than in fiscal 2006.

For the six months ended April 30, 2007, the value of net new contracts signed was approximately $420.6 million compared to $790.2 million for the first six months of 2006, a decrease of 47%. The number of new contracts signed decreased 49% for the six months ended April 30, 2007 as compared to the same period in 2006.

The value of net new contracts signed in the three months ended April 30, 2007 of approximately $291.2 million, decreased 38% from the net new contracts signed of approximately $471.0 million in the comparable period of fiscal 2006. The decline was primarily due to a 37% decrease in the number of net new contracts signed in the fiscal 2007 period as compared to the fiscal 2006 period which was attributable to weak demand and higher than normal contract cancellations in the three months ended April 30, 2007 as compared to the three-month period ended April 30, 2006. The cancellation rate for the six months and three months ended April 30, 2007 was 44.0% and 33.8%, respectively, as compared to 15.1% and 15.4% for the comparable periods in 2006.

Income before income taxes for the six months and three months ended April 30, 2007 declined $112.3 million and $84.8 million, respectively. These decreases were attributable to lower revenues and higher cost of revenues in the periods ended April 30, 2007 as compared to the comparable periods in 2006. The higher cost of revenues in the fiscal 2007 period was primarily due to $63.5 and $53.0 million of inventory write-down in the six months and three months ended April 30, 2007 compared to $0.3 million and $0.2 million in the comparable periods of fiscal 2006 and higher sales incentives given on the homes delivered in the fiscal 2007 periods as compared to those delivered in the comparable periods of fiscal 2006.

Other

Other loss before income taxes for the six months ended April 30, 2007 was $54.6 million, a decrease of $27.8 million from the $82.4 million loss before income taxes reported for the six months ended April 30, 2006. This decline was primarily the result of lower general and administrative costs, a $9.6 million gain realized from the sale of our cable TV and broadband internet business, and higher interest income.

For the three months ended April 30, 2007, other loss before income taxes decreased by $10.6 million from the comparable period of fiscal 2006. This decrease was primarily due to lower general and administration costs attributable to lower compensation expenses.

HOUSING DATA

Revenues — Three months ended April 30,

	2007	2006	2007	2006
	Units	Units	(In millions)	(In millions)

Completed contract communities:
North	325	466	$215.2	$307.6
Mid-Atlantic	534	687	333.2	454.6
South	467	486	268.7	260.9
West	360	424	307.2	377.4

Total	1,686	2,063	$1,124.3	$1,400.5

Percentage of completion communities:
North			$32.2	$22.5
South			16.2	15.2
West				2.3

Total	—	—	$48.4	$40.0

Total:
North	325	466	$247.4	$330.1
Mid-Atlantic	534	687	333.2	454.6
South	467	486	284.9	276.1
West	360	424	307.2	379.7

Total consolidated	1,686	2,063	$1,172.7	$1,440.5

Contracts — Three months ended April 30,

	2007	2006	2007	2006
	Units	Units	(In millions)	(In millions)

Completed contract communities(1):
North	503	534	$355.9	$372.7
Mid-Atlantic	536	648	346.0	414.3
South	285	472	164.6	280.2
West	309	490	291.2	471.0

Total	1,633	2,144	$1,157.7	$1,538.2

Percentage of completion communities:
North	13	19	$10.1	$14.5
South	1	4	1.2	11.5

Total	14	23	$11.3	$26.0

Total:
North	516	553	$366.0	$387.2
Mid-Atlantic	536	648	346.0	414.3
South	286	476	165.8	291.7
West	309	490	291.2	471.0

Total consolidated	1,647	2,167	$1,169.0	$1,564.2

Backlog at April 30,

	2007	2006	2007	2006
	Units	Units	(In millions)	(In millions)

Completed contract communities(1):
North	1,671	1,838	$1,262.2	$1,309.3
Mid-Atlantic	1,424	2,201	955.6	1,464.3
South	1,218	2,165	677.5	1,206.0
West	1,219	2,165	1,149.4	1,877.9

Total	5,532	8,369	$4,044.7	$5,857.5

Percentage of completion communities(2):
North	193	294	$124.5	$196.1
South	21	76	51.7	114.3
Less revenue recognized on units remaining in backlog			(74.1)	(97.6)

Total	214	370	$102.1	$212.8

Total:
North	1,864	2,132	$1,386.7	$1,505.4
Mid-Atlantic	1,424	2,201	955.6	1,464.3
South	1,239	2,241	729.2	1,320.3
West	1,219	2,165	1,149.4	1,877.9
Less revenue recognized on units remaining in backlog			(74.1)	(97.6)

Total consolidated	5,746	8,739	$4,146.8	$6,070.3

Revenues — Six months ended April 30,

	2007	2006	2007	2006
	Units	Units	(In millions)	(In millions)

Completed contract communities:
North	612	883	$406.8	$579.2
Mid-Atlantic	1,046	1,276	662.3	848.1
South	870	956	501.8	514.6
West	717	827	607.5	737.3

Total	3,245	3,942	$2,178.4	$2,679.2

Percentage of completion communities:
North			$51.7	$62.2
South			29.8	33.1
West				2.3

Total	—	—	$81.5	$97.6

Total:
North	612	883	$458.5	$641.4
Mid-Atlantic	1,046	1,276	662.3	848.1
South	870	956	531.6	547.7
West	717	827	607.5	739.6

Total consolidated	3,245	3,942	$2,259.9	$2,776.8

Contracts — Six months ended April 30,

	2007	2006	2007	2006
	Units	Units	(In millions)	(In millions)

Completed contract communities(1):
North	843	910	$632.2	$652.1
Mid-Atlantic	865	1,117	553.2	733.0
South	497	803	283.0	483.7
West	431	838	420.6	790.2

Total	2,636	3,668	$1,889.0	$2,659.0

Percentage of completion communities:
North	37	39	$25.3	$28.9
South	1	4	3.4	16.2

Total	38	43	$28.7	$45.1

Total:
North	880	949	$657.5	$681.0
Mid-Atlantic	865	1,117	553.2	733.0
South	498	807	286.4	499.9
West	431	838	420.6	790.2

Total consolidated	2,674	3,711	$1,917.7	$2,704.1

(1)	Contracts and backlog in completed contract communities include certain projects that have extended sales and construction cycles. Information related to these projects contracts signed in the three-month and six-month periods ended April 30, 2007 and 2006, and the backlog of undelivered homes at April 30, 2007 and 2006 are provided below.

	2007	2006	2007	2006
	Units	Units	(In millions)	(In millions)

Contracts — Three months ended April 30,
North	151	52	$137.0	$50.4
Mid-Atlantic	8	5	3.6	1.7
West	1	11	0.6	8.2

Total	160	68	$141.2	$60.3

Contracts — Six months ended April 30,
North	274	163	$277.0	$152.4
Mid-Atlantic	9	18	4.0	7.0
West	2	16	1.0	12.2

Total	285	197	$282.0	$171.6

Backlog at April 30,
North	530	179	$521.0	$168.0
Mid-Atlantic	67	48	27.5	19.9
West	28	23	19.2	17.7

Total	625	250	$567.7	$205.6

(2)	Percentage of completion deliveries in the three-month and six-month periods ended April 30, 2007 are provided below. There were no deliveries in the comparable periods of fiscal 2006.

	2007	2006	2007	2006
	Units	Units	(In millions)	(In millions)

Deliveries for the three-month period ended April 30,
North	108		$75.0
South	56		65.7

Total	164	—	$140.7	—

	2007	2006	2007	2006
	Units	Units	(In millions)	(In millions)

Deliveries for the six-month period ended April 30,
North	160		$111.3
South	56		65.7

Total	216	—	$177.0	—

Contract cancellation rates (total contracts signed divided by gross contracts signed) as a percentage of units and value for the three months and six months ended April 30, 2007 and 2006 were as follows:

	Units		Value
	2007	2006	2007	2006

Three months ended April 30,
North	9.9%	4.0%	10.6%	3.5%
Mid-Atlantic	9.9%	6.9%	8.7%	6.8%
South	27.8%	8.6%	25.7%	8.1%
West	33.8%	15.4%	32.6%	16.2%
Total	18.9%	8.6%	19.0%	9.3%

	Units		Value
	2007	2006	2007	2006

Six months ended April 30,
North	10.0%	5.8%	10.3%	6.0%
Mid-Atlantic	14.8%	7.4%	14.9%	7.2%
South	32.7%	8.5%	30.6%	8.4%
West	44.0%	15.1%	41.8%	15.6%
Total	23.6%	9.1%	23.8%	9.8%

The Company has investments and advances to several entities that are accounted for using the equity method of accounting. Information on revenues, contracts signed and backlog are provided below.

	Units		$ (In millions)
	2007	2006	2007	2006

Revenues
Three-month period ended April 30,	23	45	$14.8	$29.0
Six-month period ended April 30,	50	144	$35.4	$81.0
Contracts
Three-month period ended April 30,	48	25	$34.6	$15.9
Six-month period ended April 30,	93	53	$63.8	$32.7
Backlog at April 30,	68	12	$46.4	$7.7

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below sets forth, at April 30, 2007, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):

	Fixed-Rate Debt		Variable-Rate Debt
		Weighted-		Weighted-
		Average		Average
		Interest		Interest
Fiscal Year of Maturity	Amount	Rate	Amount	Rate

2007	$102,699	7.72%	$133,014	6.24%
2008	51,522	6.04%	1,900	6.63%
2009	11,147	6.89%	150	4.00%
2010	9,759	5.94%	122,043	6.09%
2011	270,335	7.75%	331,817	5.83%
Thereafter	1,300,849	6.01%	12,845	4.00%
Discount	(8,264)

Total	$1,738,047	6.39%	$601,769	5.94%

Fair value at April 30, 2007	$1,721,148		$601,769

(a)	We have a $1.89 billion credit facility consisting of a $1.56 billion unsecured revolving credit facility and a $331.7 million term loan facility (collectively, the “Credit Facility”) with 35 banks, which extends to March 17, 2011. At April 30, 2007, interest was payable on borrowings under the revolving credit facility at 0.475% (subject to adjustment based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At April 30, 2007, we had no outstanding borrowings against the revolving credit facility, but had letters of credit of approximately $412.2 million outstanding under it. Under the term loan facility, interest is payable at 0.50% (subject to adjustment based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At April 30, 2007, interest was payable on the $331.7 million term loan at 5.84%.

(b)	Our mortgage subsidiary has a $150 million line of credit with four banks to fund mortgage originations. The line is due within 90 days of demand by the banks and bears interest at the banks’ overnight rate plus an agreed-upon margin. At April 30, 2007, the subsidiary had $133.0 million outstanding under the line at an average interest rate of 6.24%. Borrowings under this line are included in the fiscal 2007 maturities.

Based upon the amount of variable-rate debt outstanding at April 30, 2007, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $6.0 million per year.

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

There has not been any change in internal control over financial reporting during our quarter ended April 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A securities class action was filed on April 17, 2007 in the United States District Court for the Eastern District of Pennsylvania against us and two of our current officers. Plaintiff filed this action on behalf of a purported class of purchasers of our common stock between December 9, 2004 and November 8, 2005. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by issuing materially false and misleading statements. The plaintiff class seeks an unspecified amount of compensatory damages. We believe that this lawsuit is without merit and intend to vigorously defend against it.

On May 21, 2007, a consumer class action was filed against us, our mortgage company subsidiary and our title company subsidiary in the United States District Court for the Eastern District of Pennsylvania. The purported class is made up of mortgage borrowers who purchased a home from us and obtained a mortgage and/or title insurance for the home purchase from our mortgage company and/or title company subsidiary. The complaint alleges that we violated the Real Estate Settlement Procedures Act by requiring the use of our mortgage company subsidiary for the financing of home purchases from us and/or the use of our title company subsidiary for the provision of title insurance. We believe that this lawsuit is without merit and intend to vigorously defend against it.

There are no other proceedings required to be disclosed pursuant to Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There has been no material change in our risk factors as previously disclosed in our Form 10-K for the fiscal year ended October 31, 2006 in response to Item 1A. to Part 1 of such Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2007 we repurchased the following shares of our common stock:

			Total Number	Maximum
	Total	Average	of Shares	Number of Shares
	Number of	Price	Purchased as Part of a	That May Yet be
	Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share	Plan or Program(1)	Plan or Program(1)
	(In thousands)		(In thousands)	(In thousands)

February 1, 2007 to February 28, 2007	3	$33.17	3	12,079
March 1, 2007 to March 31, 2007	3	$29.15	3	12,076
April 1, 2007 to April 30, 2007	2	$28.43	2	12,074

Total	8	$30.53	8

(1)	On March 26, 2003, we announced that our Board of Directors had authorized the repurchase of up to 20 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.

Except as set forth above, we did not repurchase any of our equity securities during the three-month period ended April 30, 2007.

We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so. Rather, we will follow a policy of retaining earnings in order to finance the continued growth of our business and, from time to time, repurchase shares of our common stock.

The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our earnings, capital requirements, our operating and financial condition, and any contractual limitations then in effect. In this regard, our senior subordinated notes contain restrictions on the amount of dividends we may pay on our common stock. In addition, our Credit Facility requires us to maintain a minimum tangible net worth (as defined in the credit agreement), which restricts the amount of dividends we may pay. At April 30, 2007, under the most restrictive of these provisions, we could have paid up to approximately $1.13 billion of cash dividends.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2007 Annual Meeting of Stockholders was held on March 14, 2007. There were 154,539,044 shares of the Company’s common stock eligible to vote at the meeting. The following proposals were submitted to and approved by stockholders at the meeting.

1. The election of four directors to hold office until the 2010 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

Nominee	For	Withheld

Zvi Barzilay	134,794,715	5,748,062
Edward G. Boehne	134,953,409	5,589,368
Richard J. Braemer	120,578,714	19,964,063
Carl B. Marbach	105,354,094	35,188,683

2. To consider and act upon the approval of the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007).

For	78,990,710
Against	40,249,915
Abstain	187,096

3. To consider and act upon the approval of the Toll Brothers, Inc. Stock Incentive Plan for Non-Employee Directors (2007).

For	72,693,462
Against	46,506,540
Abstain	227,520

4. To consider and approve the re-appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2007 fiscal year.

For	139,899,759
Against	576,245
Abstain	66,772

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

4	.1*	Fourteenth Supplemental Indenture dated as of October 31, 2006 by and among the parties listed on Schedule I thereto, and The Bank of New York Trust, N.A. as successor Trustee.
10.1		Toll Brothers, Inc. Stock Incentive Plan for Employees (2007) (incorporated by reference to Addendum A to Toll Brothers, Inc.’s definitive proxy statement on Schedule 14A for the Toll Brothers, Inc. 2007 Annual Meeting of Stockholders held on March 14, 2007.)
10.2		Toll Brothers, Inc. Stock Incentive Plan for Non-Employee Directors (2007) (incorporated by reference to Addendum A to Toll Brothers, Inc.’s definitive proxy statement on Schedule 14A for the Toll Brothers, Inc. 2007 Annual Meeting of Stockholders held on March 14, 2007.)
31	.1*	Certification of Robert I. Toll pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Joel H. Rassman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Robert I. Toll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Joel H. Rassman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC.
(Registrant)

By:	Joel H. Rassman
Joel H. Rassman
Executive Vice President, Treasurer and Chief
Financial Officer (Principal Financial Officer)

Date: June 8, 2007

By:	Joseph R. Sicree
Joseph R. Sicree
Senior Vice President and Chief Accounting
Officer (Principal Accounting Officer)

Date: June 8, 2007