Form 10-Q
period 2007-07-31
TOLL BROTHERS INC
filed 2007-09-06
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007
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

At September 3, 2007, there were approximately 156,747,000 shares of Common Stock, $.01 par value, outstanding.

TOLL BROTHERS, INC. AND SUBSIDIARIES

		Page No.

Statement on Forward-Looking Information		1

PART I. Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at July 31, 2007 (Unaudited) and October 31, 2006	2
	Condensed Consolidated Statements of Income (Unaudited) For the Nine Months and Three Months Ended July 31, 2007 and 2006	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended July 31, 2007 and 2006	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	45

PART II. Other Information
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults upon Senior Securities	47
Item 4.	Submission of Matters to a Vote of Security Holders	47
Item 5.	Other Information	47
Item 6.	Exhibits	47
SIGNATURES		48
Fifteenth Supplemental Indenture
Sixteenth Supplemental Indenture
Form of Non-Qualified Stock Option Grant
Form of Addendum to Non-Qualified Stock Option Grant
Form of Stock Award Grant
Form of Non-Qualified Stock Option Grant
Form of Addendum to Non-Qualified Stock Option Grant
Form of Stock Award Grant
Certification of Robert I. Toll
Certification of Joel H. Rassman
Certification of Robert I. Toll pursuant to Section 906
Certification of Joel H. Rassman pursuant to Section 906

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included herein and in our other reports, SEC filings, verbal or written statements and presentations is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, information related to our anticipated operating results, financial resources, changes in revenues, changes in profitability, changes in margins, changes in accounting treatment, interest expense, land related write-downs, effects of home buyer cancellations, growth and expansion, anticipated income to be realized from our investments in unconsolidated entities, the ability to acquire land, the ability to gain governmental approvals and to open new communities, the ability to sell homes and properties, the ability to deliver homes from backlog, the expected average delivered prices of homes, the ability to secure materials and subcontractors, the ability to produce the liquidity and capital necessary to expand and take advantage of future opportunities, and stock market valuations. In some cases you can identify those so called forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project,” “intend,” “can,” “appear,” “could,” “might,” or “continue” or the negative of those words or other comparable words. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in our other reports, SEC filings, verbal or written statements and presentations. These risks and uncertainties include local, regional and national economic conditions, the demand for homes, domestic and international political events, uncertainties created by terrorist attacks, the effects of governmental regulation, the competitive environment in which we operate, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, adverse market conditions that could result in substantial inventory write-downs, the availability of capital, uncertainties and fluctuations in capital and securities markets, changes in tax laws and their interpretation, legal proceedings, the availability of adequate insurance at reasonable cost, the ability of customers to obtain adequate and affordable financing for the purchase of homes, the ability of home buyers to sell their existing homes, the availability and cost of labor and materials, and weather conditions. Additional information concerning potential factors that we believe could cause our actual results to differ materially from expected and historical results is included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2006 and Part II, Item 1A “Risk Factors” of this Form 10-Q.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TOLL BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	July 31,	October 31,
	2007	2006
	(Unaudited)

ASSETS
Cash and cash equivalents	$771,721	$632,524
Inventory	5,957,214	6,095,702
Property, construction and office equipment, net	88,926	99,089
Receivables, prepaid expenses and other assets	119,777	160,446
Contracts receivable	48,073	170,111
Mortgage loans receivable	140,146	130,326
Customer deposits held in escrow	43,423	49,676
Investments in and advances to unconsolidated entities	240,251	245,667
Deferred tax assets, net	18,045

	$7,427,576	$7,583,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable	$715,843	$736,934
Senior notes	1,142,021	1,141,167
Senior subordinated notes	350,000	350,000
Mortgage company warehouse loan	127,184	119,705
Customer deposits	300,657	360,147
Accounts payable	280,860	292,171
Accrued expenses	782,812	825,288
Income taxes payable	130,720	334,500

Total liabilities	3,830,097	4,159,912

Minority interest	8,005	7,703
Stockholders’ equity:
Preferred stock, none issued
Common stock, 156,705 and 156,292 shares issued at July 31, 2007 and October 31, 2006, respectively	1,567	1,563
Additional paid-in capital	207,199	220,783
Retained earnings	3,380,766	3,263,274
Treasury stock, at cost — 2 shares and 2,393 shares at July 31, 2007 and October 31, 2006, respectively	(58)	(69,694)

Total stockholders’ equity	3,589,474	3,415,926

	$7,427,576	$7,583,541

See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2007	2006	2007	2006
	(Unaudited)

Revenues:
Completed contract	$3,356,895	$4,168,092	$1,178,500	$1,488,905
Percentage of completion	110,890	138,687	29,368	41,163
Land sales	9,854	7,923	4,483	1,145

	3,477,639	4,314,702	1,212,351	1,531,213

Cost of revenues:
Completed contract	2,811,399	2,912,750	1,023,230	1,052,116
Percentage of completion	87,540	110,519	24,280	31,995
Land sales	6,441	6,842	3,677	903
Interest	76,258	88,445	27,121	29,816

	2,981,638	3,118,556	1,078,308	1,114,830

Selling, general and administrative	396,263	429,341	131,686	148,117
Goodwill impairment	8,973

Income from operations	90,765	766,805	2,357	268,266
Other:
Equity earnings from unconsolidated entities	15,375	36,662	3,848	7,269
Interest and other	85,599	31,992	38,841	9,699

Income before income taxes	191,739	835,459	45,046	285,234
Income taxes	74,247	322,040	18,560	110,602

Net income	$117,492	$513,419	$26,486	$174,632

Earnings per share:
Basic	$0.76	$3.32	$0.17	$1.14

Diluted	$0.72	$3.10	$0.16	$1.07

Weighted average number of shares:
Basic	154,828	154,520	155,556	153,723
Diluted	164,239	165,423	164,375	163,514

See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended July 31,
	2007	2006
	(Unaudited)

Cash flow from operating activities:
Net income	$117,492	$513,419
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,833	21,955
Amortization of initial benefit obligation	1,088	1,455
Stock-based compensation	22,956	21,747
Excess tax benefits from stock-based compensation	(14,736)	(12,759)
Equity earnings from unconsolidated entities	(15,375)	(36,662)
Distributions from unconsolidated entities	16,501	5,897
Deferred tax (benefit) provision	(137,350)	33,139
Inventory write-offs	363,904	36,998
Goodwill impairment charge	8,973
Gain on sales of ancillary businesses	(24,643)
Changes in operating assets and liabilities
Increase in inventory	(183,710)	(918,864)
Origination of mortgage loans	(1,064,537)	(656,677)
Sale of mortgage loans	1,054,717	663,770
Decrease (increase) in contracts receivable	122,038	(138,687)
Decrease in receivables, prepaid expenses and other assets	26,285	25,777
(Decrease) increase in customer deposits	(53,237)	27,193
(Decrease) increase in accounts payable and accrued expenses	(82,151)	5,777
Decrease in current income taxes payable	(79,548)	(1,014)

Net cash provided by (used in) operating activities	101,500	(407,536)

Cash flow from investing activities:
Purchase of property, construction and office equipment, net	(13,717)	(33,053)
Proceeds from sales of ancillary businesses	32,299
Purchases of marketable securities	(3,840,620)	(2,187,715)
Sales of marketable securities	3,840,620	2,187,715
Investments in and advances to unconsolidated entities	(21,194)	(93,692)
Distributions from unconsolidated entities	35,953	34,249
Acquisition of joint venture interest		(40,722)

Net cash provided by (used in) investing activities	33,341	(133,218)

Cash flow from financing activities:
Proceeds from loans payable	1,133,892	2,042,189
Principal payments of loans payable	(1,162,973)	(1,786,793)
Proceeds from stock-based benefit plans	17,994	12,287
Proceeds from restricted stock award	1,800
Excess tax benefits from stock-based compensation	14,736	12,759
Purchase of treasury stock	(1,395)	(109,520)
Change in minority interest	302	3,163

Net cash provided by financing activities	4,356	174,085

Net increase (decrease) in cash and cash equivalents	139,197	(366,669)
Cash and cash equivalents, beginning of period	632,524	689,219

Cash and cash equivalents, end of period	$771,721	$322,550

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2006 balance sheet amounts and disclosures included herein have been derived from our October 31, 2006 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, the Company suggests that they be read in conjunction with the consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended October 31, 2006. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of July 31, 2007, the results of its operations for the nine months and three months ended July 31, 2007 and its cash flows for the nine months ended July 31, 2007 and 2006. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

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

In September 2006, the Emerging Issues Task Force (the “EITF”) of the FASB issued EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under SFAS No. 66 for the Sale of Condominiums” (“EITF 06-8”). EITF 06-8 states that in assessing the collectibility of the sales price pursuant to paragraph 37(d) of SFAS 66, an entity should evaluate the adequacy of the buyer’s initial and continuing investment to conclude that the sales price is collectible. If an entity is unable to meet the criteria of paragraph 37 of SFAS 66, including an assessment of collectibility using the initial and continuing investment tests described in

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

paragraphs 8-12 of SFAS 66, then the entity should apply the deposit method as described in paragraphs 65-67 of SFAS 66. In November 2006, the FASB ratified the EITF’s recommendation. EITF 06-8 is effective for the Company’s fiscal year beginning November 1, 2007. The application of the continuing investment criteria in evaluating the collectibility of the sales price will limit the Company’s ability to recognize revenues and costs using the percentage of completion accounting method in the future. The Company does not expect that EITF 06-08 will affect any revenues or costs it has reported under percentage of completion accounting. The Company does not expect that the application of EITF 06-08 will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard requires expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 will be effective for the Company’s fiscal year beginning November 1, 2008. The Company is currently reviewing the effect SFAS 157 will have on its financial statements.

Reclassifications

The presentation of certain prior period amounts have been reclassified to conform to the fiscal 2007 presentation.

2.	Inventory

Inventory consisted of the following (amounts in thousands):

	July 31,	October 31,
	2007	2006

Land and land development costs	$1,738,053	$2,193,850
Construction in progress — completed contract	3,478,596	3,174,483
Construction in progress — percentage of completion	71,754	153,452
Sample homes and sales offices	330,785	244,097
Land deposits and costs of future development	319,432	315,041
Other	18,594	14,779

	$5,957,214	$6,095,702

Construction in progress includes the cost of homes under construction, land and land development costs and the carrying costs of lots that have been substantially improved.

The Company capitalizes certain interest costs to inventory during the development and construction period. Capitalized interest is charged to cost of revenues when the related inventory is delivered for homes accounted for under the completed contract method of accounting or when the related inventory is charged to cost of revenues

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under percentage of completion accounting. Interest incurred, capitalized and expensed for the nine-month and three-month periods ended July 31, 2007 and 2006 is summarized as follows (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2007	2006	2007	2006

Interest capitalized, beginning of period	$181,465	$162,672	$200,560	$176,524
Interest incurred	102,702	100,879	34,430	34,224
Capitalized interest in inventory acquired		6,100
Interest expensed to cost of revenues	(76,258)	(88,445)	(27,121)	(29,816)
Write-off to other	(40)	(428)		(154)

Interest capitalized, end of period	$207,869	$180,778	$207,869	$180,778

Interest included in cost of revenues for the nine-month and three-month periods ended July 31, 2007 and 2006 was as follows (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2007	2006	2007	2006

Completed contract	$71,719	$83,769	$25,690	$28,423
Percentage of completion	4,256	3,683	1,257	1,138
Land sales	283	993	174	255

	$76,258	$88,445	$27,121	$29,816

Inventory write-downs and the expensing of costs that the Company believed not to be recoverable for the nine-month and three-month periods ended July 31, 2007 and 2006 were as follows (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2007	2006	2007	2006

Operating communities and owned land	$338,739	$13,500	$139,628	$2,800
Land options and predevelopment costs	25,165	23,498	7,664	21,053

Total	$363,904	$36,998	$147,292	$23,853

At July 31, 2007, the fair value of the inventory in the 28 current communities and owned land subject to write-downs in the three-month period ended July 31, 2007, net of the $139.6 million of write-downs, was approximately $344.1 million.

The Company evaluated its land purchase contracts to determine if the selling entities were variable interest entities (“VIE”) and, if they were, whether the Company was the primary beneficiary of the entities . The Company does not possess legal title to the land, and its risk is generally limited to deposits paid to the seller. The sellers and creditors of the seller generally have no recourse against the Company. At July 31, 2007, the Company had determined that it was the primary beneficiary of one VIE related to its land purchase contracts and recorded $16.3 million of inventory and $12.0 million of accrued expenses.

3.	Investments in and Advances to Unconsolidated Entities

The Company has investments in and advances to several joint ventures with unrelated parties to develop land. Some of these joint ventures develop land for the sole use of the venture partners, including the Company, and others develop land for sale to the venture partners and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites to other builders. The Company does not recognize earnings from home sites it

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchases from the joint ventures, but instead reduces its cost basis in these home sites by its share of the earnings on the home sites. At July 31, 2007, the Company had approximately $149.4 million invested in or advanced to these joint ventures and was committed to contributing additional capital in an aggregate amount of approximately $232.4 million (net of the Company’s $146.2 million of loan guarantees related to two of the joint ventures’ loans) if required by the joint ventures. At July 31, 2007, three of the joint ventures had an aggregate of $1.46 billion of loan commitments, and had approximately $1.17 billion borrowed against the commitments, of which the Company’s guarantees of its pro-rata share of the borrowings was $110.8 million.

The Company has investments in and advances to two joint ventures with unrelated parties to develop luxury condominium projects, including for-sale residential units and commercial space. At July 31, 2007, the Company had investments in and advances to the joint ventures of $21.6 million, was committed to making up to $125.7 million of additional investments in and advances to the joint ventures if required by the joint ventures, and guaranteed $14.9 million of joint venture loans. At July 31, 2007, the joint ventures had an aggregate of $294.3 million of loan commitments, and had approximately $153.9 million borrowed against the commitments.

In October 2004, the Company entered into a joint venture in which it had a 50% interest with an unrelated party to convert a 525-unit apartment complex, The Hudson Tea Buildings, located in Hoboken, New Jersey, into luxury condominium units. At July 31, 2007, the Company had investments in and advances to the joint venture of $53.5 million, and was committed to making up to $1.5 million of additional investments in and advances to the joint venture.

In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust Group II (“Trust II”) to be in a position to take advantage of commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by PASERS. At July 31, 2007, the Company had an investment of $9.1 million in Trust II. In addition, the Company and PASERS each entered into subscription agreements that expire in September 2007, whereby each agreed to invest additional capital in an amount not to exceed $11.1 million if required by Trust II. Prior to the formation of Trust II, the Company used Toll Brothers Realty Trust Group (the “Trust”) to invest in commercial real estate opportunities.

The Company formed the Trust in 1998 to take advantage of commercial real estate opportunities. The Trust is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Zvi Barzilay (and members of his family), Joel H. Rassman and other members of the Company’s current and former senior management; and one-third by PASERS (collectively, the “Shareholders”). At July 31, 2007, the Company had an investment of $6.7 million in the Trust. The Shareholders entered into subscription agreements whereby each group has agreed to invest additional capital in an amount not to exceed $1.9 million if required by the Trust. The subscription agreements expire in August 2008. The Company provides development, finance and management services to the Trust and received fees under the terms of various agreements in the amounts of $1.5 million and $1.9 million in the nine-month periods ended July 31, 2007 and 2006, respectively, and $0.6 million and $0.7 million in the three-month periods ended July 31, 2007 and 2006, respectively. The Company believes that the transactions between itself and the Trust were on terms no less favorable than it would have agreed to with unrelated parties.

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

5.	Accrued Expenses

Accrued expenses at July 31, 2007 and October 31, 2006 consisted of the following (amounts in thousands):

	July 31,	October 31,
	2007	2006

Land, land development and construction costs	$342,267	$376,114
Compensation and employee benefit costs	104,318	127,503
Insurance and litigation	138,485	130,244
Warranty costs	59,485	57,414
Interest	43,561	43,629
Other	94,696	90,384

	$782,812	$825,288

The Company accrues for the expected warranty costs at the time each home is closed and title and possession have been transferred to the home buyer. Costs are accrued based upon historical experience. Changes in the warranty accrual for the nine-month and three-month periods ended July 31, 2007 and 2006 were as follows (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2007	2006	2007	2006

Balance, beginning of period	$57,414	$54,722	$58,716	$54,372
Additions	22,392	26,141	7,509	9,217
Charges incurred	(20,321)	(25,391)	(6,740)	(8,117)

Balance, end of period	$59,485	$55,472	$59,485	$55,472

6.	Employee Retirement Plans

In October 2004, the Company established a defined benefit retirement plan effective as of September 1, 2004. The plan covers four current or former senior executives and a director of the Company. Effective as of February 1, 2006, the Company adopted an additional defined benefit retirement plan for nine other executives. The retirement plans are unfunded and vest when the participant has completed 20 years of service with the Company and reaches normal retirement age (age 62). Unrecognized prior service costs are being amortized over the period from the effective date of the plans until the participants are fully vested. The Company used a 5.68% and 5.65% discount rate in its calculation of the present value of its projected benefit obligations for the fiscal 2007 and 2006 periods, respectively, which represented the approximate long-term investment rate at October 31 of the preceding fiscal year for which the present value was calculated.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the nine-month and three-month periods ended July 31, 2007 and 2006, the Company recognized the following costs related to these plans (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2007	2006	2007	2006

Service cost	$247	$269	$83	$101
Interest cost	760	687	253	241
Amortization of initial benefit obligation	1,088	1,455	203	503

	$2,095	$2,411	$539	$845

Benefits paid	$154	—	$29	—

7.	Stock Based Benefit Plans

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

The weighted-average assumptions and the fair values used for stock option grants for the nine-month and three-month periods ended July 31, 2007 and 2006 are as follows:

	2007	2006

Expected volatility	36.32% - 38.22%	36.33% - 38.28%
Weighted-average volatility	37.16%	37.55%
Risk-free interest rate	4.57% - 4.61%	4.38% - 4.51%
Expected life (years)	3.69 - 8.12	4.11 - 9.07
Dividends	none	none
Weighted-average grant date fair value per share of options granted	$11.17	$15.30

In the nine-month and three-month periods ended July 31, 2007 and 2006, the Company recognized the following costs and tax benefits related to its option plans (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2007	2006	2007	2006

Stock compensation	$22,632	$21,513	$4,492	$5,257
Income tax benefit	$8,423	$7,466	$1,977	$1,741

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

Pursuant to the provisions of the Company’s stock option plans, participants are permitted to use the value of the Company’s common stock that they own to pay for the exercise of options. The Company received 4,172 shares with an average fair market value per share of $35.43 for the exercise of stock options in the nine months ended July 31, 2006. No shares were received for the exercise of stock options in the three months ended July 31, 2006 or in the nine months and three months ended July 31, 2007.

Stock option activity for the nine months ended July 31, 2007 and 2006 was as follows:

	2007		2006
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
	(In 000’s)	(Per share)	(In 000’s)	(Per share)

Outstanding, beginning of period	25,178	$12.70	26,155	$11.04
Granted	1,823	$31.80	1,433	$35.97
Exercised	(2,405)	$7.15	(1,757)	$6.57
Cancelled	(150)	$32.67	(179)	$28.09

Outstanding, end of period	24,446	$14.55	25,652	$12.62

Exercisable, end of period	20,069	$10.86	20,830	$8.96

At July 31, 2007, the exercise price of approximately 5.6 million outstanding options was higher than the average closing price of the Company’s common stock on the New York Stock Exchange (the “NYSE”) for the three-month period ended July 31, 2007.

Stock options outstanding and exercisable at July 31, 2007 were as follows:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices ($)	Outstanding	Life	Price ($)	Exercisable	Life	Price ($)
		(In years)			(In years)

4.38 - 6.86	8,873,048	1.8	5.16	8,873,048	1.8	5.16
6.87 - 9.66	2,613,524	3.1	9.44	2,613,524	2.9	9.44
9.67 - 10.88	5,128,456	4.8	10.75	5,128,456	4.8	10.75
10.89 - 20.14	2,258,261	6.4	20.14	1,722,410	6.4	20.14
20.15 - 35.97	5,572,688	8.3	33.11	1,731,420	7.6	33.26

	24,445,977	4.4	14.55	20,068,858	3.6	10.86

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

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The intrinsic value of options outstanding and exercisable at July 31, 2007 and 2006 was as follows (amounts in thousands):

	2007	2006

Intrinsic value of options
Outstanding	$242,840	$364,441
Exercisable	$241,879	$346,060

The intrinsic value of options exercised and the fair value of options which became vested in the nine-month and three-month periods ended July 31, 2007 and 2006 were as follows (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2007	2006	2007	2006

Intrinsic value of options exercised	$48,536	$46,343	$36,502	$9,244
Fair value of options vested	$21,642	$23,551	—	—

8.	Earnings Per Share Information

Information pertaining to the calculation of earnings per share for the nine-month and three-month periods ended July 31, 2007 and 2006 are as follows (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2007	2006	2007	2006

Basic weighted-average shares	154,828	154,520	155,556	153,723
Common stock equivalents	9,411	10,903	8,819	9,791

Diluted weighted-average shares	164,239	165,423	164,375	163,514

9.	Stock Repurchase Program

In March 2003, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its Common Stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. At July 31, 2007, the Company had approximately 12.1 million shares remaining to be purchased under this authorization. The Board of Directors did not fix an expiration date for the repurchase program.

10.	Commitments and Contingencies

At July 31, 2007, the aggregate purchase price of land parcels under option and purchase agreements, excluding parcels that the Company does not expect to acquire, was approximately $2.48 billion (including $1.21 billion of land to be acquired from joint ventures which the Company has investments in, made advances to or made loan guarantees on behalf of, in the aggregate amount of $295.7 million), of which it had paid or deposited approximately $154.8 million. The Company’s option agreements to acquire the home sites do not require the Company to buy the home sites, although the Company may, in some cases, forfeit any deposit balance outstanding if and when it terminates an option contract. Of the $154.8 million the Company had paid or deposited on these purchase agreements, $121.7 million were non-refundable at July 31, 2007. Any deposit in the form of a standby letter of credit is recorded as a liability at the time the standby letter of credit is issued. Included in accrued liabilities is $89.7 million representing the Company’s outstanding standby letters of credit issued in connection with options to purchase home sites.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At July 31, 2007, the Company had outstanding surety bonds amounting to approximately $699.1 million, related primarily to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that approximately $264.1 million of work remains on these improvements. The Company has an additional $141.5 million of surety bonds outstanding that guarantee other obligations of the Company. The Company does not believe it is likely that any outstanding bonds will be drawn upon.

At July 31, 2007, the Company had agreements of sale outstanding to deliver 4,997 homes with an aggregate sales value of approximately $3.71 billion, of which the Company has recognized $48.1 million of revenues with regard to a portion of such homes using the percentage of completion accounting method.

At July 31, 2007, the Company’s mortgage subsidiary was committed to fund approximately $1.27 billion of mortgage loans. Approximately $318.2 million of these commitments, as well as $140.1 million of mortgage loans receivable, have “locked in” interest rates. The mortgage subsidiary has commitments from recognized outside mortgage financing institutions (“investors”) to acquire these locked-in loans and receivables. Our home buyers have not “locked in” the interest rate on the remaining $947.3 million of committments; the Company believes that currently there are adequate available resources in the primary and secondary mortgage markets to fund these commitments.

The Company has a $1.89 billion credit facility consisting of a $1.56 billion unsecured revolving credit facility and a $331.7 million term loan facility (collectively, the “Credit Facility”) with 35 banks, which extends to March 17, 2011. At July 31, 2007, interest was payable on borrowings under the revolving credit facility at 0.475% (subject to adjustment based upon the Company’s debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. At July 31, 2007, the Company had no outstanding borrowings against the revolving credit facility but had letters of credit of approximately $387.8 million outstanding under it, of which the Company had recorded $89.7 million as liabilities under land purchase agreements. Under the term loan facility, interest is payable at 0.50% (subject to adjustment based upon the Company’s debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. At July 31, 2007, interest was payable on the $331.7 million term loan at 5.82%. Under the terms of the Credit Facility, the Company is not permitted to allow its maximum leverage ratio (as defined in the agreement) to exceed 2.00 to 1.00 and was required to maintain a minimum tangible net worth (as defined in the agreement) of approximately $2.41 billion at July 31, 2007. At July 31, 2007, the Company’s leverage ratio was approximately 0.46 to 1.00 and its tangible net worth was approximately $3.56 billion. Based upon the minimum tangible net worth requirement, the Company’s ability to pay dividends and repurchase its common stock was limited to an aggregate amount of approximately $1.15 billion at July 31, 2007.

In January 2006, the Company received a request for information pursuant to Section 308 of the Clean Water Act from Region 3 of the Environmental Protection Agency (the “EPA”) requesting information about storm water discharge practices in connection with its homebuilding projects in the states that comprise EPA Region 3. To the extent the EPA’s review were to lead the EPA to assert violations of state and/or federal regulatory requirements and request injunctive relief and/or civil penalties, the Company would defend and attempt to resolve any such asserted violations. At this time, the Company cannot predict the outcome of the EPA’s review.

The Company and several of its officers and directors have been named as defendants in a securities class action (including an amended complaint) filed in the U.S. District Court for the Eastern District of Pennsylvania. The plaintiffs filed this action on behalf of the purported class of purchasers of the Company’s common stock between December 9, 2004 and November 8, 2005. The complaint alleges that the defendants violated Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934. The Company believes that this lawsuit is without merit and intends to vigorously defend against it.

On May 21, 2007, a consumer class action was filed against the Company, its mortgage company subsidiary and its title company subsidiary in the United States District Court for the Eastern District of Pennsylvania. The

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company filed a motion to dismiss the complaint and, thereafter, the complaint was voluntarily withdrawn, without prejudice.

The Company is involved in various other claims and litigation arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material effect on the business or on the financial condition of the Company.

11.	Geographic Segments

During the fourth quarter of fiscal 2006, the Company reassessed the aggregation of its operating segments, and as a result, restated its disclosure to include four separate reportable segments. The restatement had no impact on the Company’s financial position, results of operations or cash flows for the nine-month and three-month periods ended July 31, 2006.

Revenue and income (loss) before income taxes for each of the Company’s geographic segments for the nine months and three months ended July 31, 2007 and 2006 were as follows (amounts in millions):

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
		(As restated)		(As restated)

Revenues:
North	$755.3	$1,015.8	$296.8	$377.3
Mid-Atlantic	1,015.1	1,295.9	350.6	447.4
South	778.0	838.8	243.3	282.6
West	929.2	1,164.2	321.7	423.9

Total	$3,477.6	$4,314.7	$1,212.4	$1,531.2

Income (loss) before income taxes:
North	$19.0	$215.0	$26.8	$79.6
Mid-Atlantic	182.4	372.1	61.6	120.4
South	(4.4)	101.5	(30.3)	30.6
West	60.5	262.5	(1.9)	87.8
Other	(65.8)	(115.6)	(11.2)	(33.2)

Total	$191.7	$835.5	$45.0	$285.2

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

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory write-downs and the expensing of costs that the Company believed not to be recoverable for the nine months and three months ended July 31, 2007 and 2006 were as follows (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2007	2006	2007	2006

Operating communities and owned land
North	$88,975	$13,500	$9,875	$2,800
Mid-Atlantic	32,850		10,750
South	105,450		60,900
West	111,464		58,103

	338,739	13,500	139,628	2,800

Land options and predevelopment costs
North	4,010	2,155	449	1,625
Mid-Atlantic	1,949	2,845	420	2,023
South	4,354	12,181	2,055	11,396
West	14,852	6,317	4,740	6,009

	25,165	23,498	7,664	21,053

	$363,904	$36,998	$147,292	$23,853

Total assets for each of the Company’s geographic segments at July 31, 2007 and October 31, 2006 were as follows (amounts in thousands):

	July 31,	October 31,
	2007	2006

North	$1,685,095	$1,776,723
Mid-Atlantic	1,633,393	1,729,057
South	1,194,668	1,338,344
West	1,776,551	1,843,395
Other	1,137,869	896,022

Total	$7,427,576	$7,583,541

Other is comprised principally of cash and cash equivalents and the assets of the Company’s manufacturing facilities and mortgage subsidiary.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for the nine months ended July 31, 2007 and 2006 (amounts in thousands):

	2007	2006

Cash flow information:
Interest paid, net of amount capitalized	$12,486	$14,100
Income taxes paid	$291,146	$289,916
Non-cash activity:
Cost of inventory acquired through seller financing	$42,163	$131,962
Land returned to seller subject to loan payable	$8,693
Contribution of inventory, net of related debt to unconsolidated entity		$4,500
Stock bonus awards	$8,041	$10,926
Contribution to employee retirement plan	$2,764	$2,411
Investment in unconsolidated entities made by letters of credit	$17,828	$25,885
Reduction of investment in unconsolidated entities due to reduction of letters of credit	$7,806	$5,038
Acquisition of joint venture assets and liabilities:
Fair value of assets acquired		$181,473
Liabilities assumed		$110,548
Reduction in investment and advances to unconsolidated entities		$30,203
Cash paid		$40,722
Disposition of ancillary businesses:
Fair value of assets sold	$8,453
Liabilities incurred in disposition	$954
Liabilities assumed by buyer	$1,751
Cash received	$32,299

13.	Supplemental Guarantor Information

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

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet at July 31, 2007 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents			659,663	112,058		771,721
Inventory			5,580,031	377,183		5,957,214
Property, construction and office equipment, net			86,229	2,697		88,926
Receivables, prepaid expenses and other assets		4,414	77,622	37,678	63	119,777
Contracts receivable			43,142	4,931		48,073
Mortgage loans receivable				140,146		140,146
Customer deposits held in escrow			42,295	1,128		43,423
Deferred tax assets, net	18,045					18,045
Investments in and advances to unconsolidated entities			240,251			240,251
Investments in and advances to consolidated entities	3,704,149	1,157,339	(1,223,638)	(110,548)	(3,527,302)	—

	3,722,194	1,161,753	5,505,595	565,273	(3,527,239)	7,427,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable			522,205	193,638		715,843
Senior notes		1,142,021				1,142,021
Senior subordinated notes			350,000			350,000
Mortgage company warehouse loan				127,184		127,184
Customer deposits			273,941	26,716		300,657
Accounts payable			269,743	11,117		280,860
Accrued expenses		19,732	626,529	136,551		782,812
Income taxes payable	132,720			(2,000)		130,720

Total liabilities	132,720	1,161,753	2,042,418	493,206	—	3,830,097

Minority interest				8,005		8,005
Stockholders’ equity:
Common stock	1,567			2,003	(2,003)	1,567
Additional paid-in capital	207,199		4,420	2,734	(7,154)	207,199
Retained earnings	3,380,766		3,458,757	59,325	(3,518,082)	3,380,766
Treasury stock, at cost	(58)					(58)

Total stockholders’ equity	3,589,474	—	3,463,177	64,062	(3,527,239)	3,589,474

	3,722,194	1,161,753	5,505,595	565,273	(3,527,239)	7,427,576

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet at October 31, 2006 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents			582,465	50,059		632,524
Inventory			5,719,057	376,645		6,095,702
Property, construction and office equipment, net			90,676	8,413		99,089
Receivables, prepaid expenses and other assets		4,932	76,317	78,920	277	160,446
Contracts receivable			87,030	83,081		170,111
Mortgage loans receivable				130,326		130,326
Customer deposits held in escrow			46,198	3,478		49,676
Investments in and advances to unconsolidated entities			245,667			245,667
Investments in and advances to consolidated entities	3,752,372	1,157,554	(1,350,097)	(151,355)	(3,408,474)	—

	3,752,372	1,162,486	5,497,313	579,567	(3,408,197)	7,583,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable			510,848	226,086		736,934
Senior notes		1,141,167				1,141,167
Senior subordinated notes			350,000			350,000
Mortgage company warehouse loan				119,705		119,705
Customer deposits			325,607	34,540		360,147
Accounts payable			282,194	9,977		292,171
Accrued expenses		21,319	690,651	113,319	(1)	825,288
Income taxes payable	336,446			(1,946)		334,500

Total liabilities	336,446	1,162,486	2,159,300	501,681	(1)	4,159,912

Minority interest				7,703		7,703
Stockholders’ equity:
Common stock	1,563			2,003	(2,003)	1,563
Additional paid-in capital	220,783		4,420	2,734	(7,154)	220,783
Retained earnings	3,263,274		3,333,593	65,446	(3,399,039)	3,263,274
Treasury stock, at cost	(69,694)					(69,694)

Total stockholders’ equity	3,415,926	—	3,338,013	70,183	(3,408,196)	3,415,926

	3,752,372	1,162,486	5,497,313	579,567	(3,408,197)	7,583,541

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income for the nine months ended July 31, 2007 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Completed contract			3,356,895			3,356,895
Percentage of completion			61,473	49,417		110,890
Land sales			9,854			9,854

	—	—	3,428,222	49,417	—	3,477,639

Costs of revenues:
Completed contract			2,767,236	44,770	(607)	2,811,399
Percentage of completion			49,529	38,011		87,540
Land sales			6,441			6,441
Interest		50,204	65,687	10,571	(50,204)	76,258

	—	50,204	2,888,893	93,352	(50,811)	2,981,638

Selling, general and administrative	30	533	396,606	26,270	(27,176)	396,263
Goodwill impairment			8,973			8,973

Income from operations	(30)	(50,737)	133,750	(70,205)	77,987	90,765
Other:
Equity earnings			15,388	(13)		15,375
Interest and other		50,737	42,631	60,169	(67,938)	85,599
Earnings from subsidiaries	191,769				(191,769)	—

Income before income taxes	191,739	—	191,769	(10,049)	(181,720)	191,739
Income taxes	74,247		66,606	(3,929)	(62,677)	74,247

Net income	117,492	—	125,163	(6,120)	(119,043)	117,492

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income for the three months ended July 31, 2007 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Completed contract			1,178,500			1,178,500
Percentage of completion			17,523	11,845		29,368
Land sales			4,483			4,483

	—	—	1,200,506	11,845	—	1,212,351

Costs of revenues:
Completed contract			981,546	40,308	1,376	1,023,230
Percentage of completion			14,007	10,273		24,280
Land sales			3,677			3,677
Interest		16,734	24,075	3,046	(16,734)	27,121

	—	16,734	1,023,305	53,627	(15,358)	1,078,308

Selling, general and administrative	22	180	131,755	9,318	(9,589)	131,686

Income from operations	(22)	(16,914)	45,446	(51,100)	24,947	2,357
Other:
Equity earnings			3,868	(20)		3,848
Interest and other		16,914	(4,246)	27,619	(1,446)	38,841
Earnings from subsidiaries	45,068				(45,068)	—

Income before income taxes	45,046	—	45,068	(23,501)	(21,567)	45,046
Income taxes	18,560		12,520	(9,188)	(3,332)	18,560

Net income	26,486	—	32,548	(14,313)	(18,235)	26,486

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income for the nine months ended July 31, 2006 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Completed contract			4,168,092			4,168,092
Percentage of completion			72,453	66,234		138,687
Land sales			7,923			7,923

	—	—	4,248,468	66,234	—	4,314,702

Costs and expenses:
Completed contract			2,910,189	3,882	(1,321)	2,912,750
Percentage of completion			55,875	54,644		110,519
Land sales			6,842			6,842
Interest		50,204	77,066	11,379	(50,204)	88,445

	—	50,204	3,049,972	69,905	(51,525)	3,118,556

Selling, general and administrative	32	525	429,987	23,789	(24,992)	429,341

Income from operations	(32)	(50,729)	768,509	(27,460)	76,517	766,805
Other:
Equity earnings			36,662			36,662
Interest and other		50,729	30,320	36,021	(85,078)	31,992
Earnings from subsidiaries	835,491				(835,491)	—

Income before income taxes	835,459	—	835,491	8,561	(844,052)	835,459
Income taxes	322,040		315,983	3,347	(319,330)	322,040

Net income	513,419	—	519,508	5,214	(524,722)	513,419

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income for the three months ended July 31, 2006 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Completed contract			1,488,905			1,488,905
Percentage of completion			19,413	21,750		41,163
Land sales			1,145			1,145

	—	—	1,509,463	21,750	—	1,531,213

Costs and expenses:
Completed contract			1,050,725	1,319	72	1,052,116
Percentage of completion			14,611	17,384		31,995
Land sales			903			903
Interest		16,734	27,773	1,050	(15,741)	29,816

	—	16,734	1,094,012	19,753	(15,669)	1,114,830

Selling, general and administrative	16	176	148,181	8,765	(9,021)	148,117

Income from operations	(16)	(16,910)	267,270	(6,768)	24,690	268,266
Other:
Equity earnings			7,269			7,269
Interest and other		16,910	10,711	11,297	(29,219)	9,699
Earnings from subsidiaries	285,250				(285,250)	—

Income before income taxes	285,234	—	285,250	4,529	(289,779)	285,234
Income taxes	110,602		105,549	1,770	(107,319)	110,602

Net income	174,632	—	179,701	2,759	(182,460)	174,632

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows for the nine months ended July 31, 2007
($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities:
Net income	117,492		125,163	(6,120)	(119,043)	117,492
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization		854	21,644	335		22,833
Amortization of initial benefit obligation			1,088			1,088
Stock-based compensation	22,956					22,956
Excess tax benefit from stock-based compensation	(14,736)					(14,736)
Equity earnings (loss) from unconsolidated entities			(15,388)	13		(15,375)
Distributions from unconsolidated entities			16,501			16,501
Deferred tax provision	(137,350)					(137,350)
Inventory write-offs			324,204	39,700		363,904
Goodwill impairment			8,973			8,973
Gain on sales of businesses				(24,643)		(24,643)
Changes in operating assets and liabilities (Increase) decrease in inventory			(143,472)	(40,238)		(183,710)
Origination of mortgage loans				(1,064,537)		(1,064,537)
Sale of mortgage loans				1,054,717		1,054,717
Decrease in contracts receivable			43,888	78,150		122,038
Decrease (increase) in receivables, prepaid expenses and other assets	48,224	733	(138,900)	(2,815)	119,043	26,285
Decrease in customer deposits			(47,763)	(5,474)		(53,237)
(Decrease) increase in accounts payable and accrued expenses	9,774	(1,587)	(116,461)	26,123		(82,151)
Decrease in current income taxes payable	(79,495)			(53)		(79,548)

Net cash provided by (used in) operating activities	(33,135)	—	79,477	55,158	—	101,500

Cash flow from investing activities:
Purchase of property and equipment, net			(12,925)	(792)		(13,717)
Proceeds from sale of business				32,299		32,299
Purchase of marketable securities			(3,505,995)	(334,625)		(3,840,620)
Sale of marketable securities			3,505,995	334,625		3,840,620
Investments in and advances to unconsolidated entities			(21,194)			(21,194)
Distributions from unconsolidated entities			35,953			35,953

Net cash provided by investing activities	—	—	1,834	31,507	—	33,341

Cash flow from financing activities:
Principal payments of loans payable			32,986	1,100,906		1,133,892
Proceeds from loans payable			(37,099)	(1,125,874)		(1,162,973)
Proceeds from stock-based benefit plans	17,994					17,994
Proceeds from restricted stock award	1,800					1,800
Excess tax benefit from stock-based compensation	14,736					14,736
Purchase of treasury stock	(1,395)					(1,395)
Change in minority interest				302		302

Net cash provided by (used in) financing activities	33,135	—	(4,113)	(24,666)	—	4,356

Net increase in cash and cash equivalents	—	—	77,198	61,999	—	139,197
Cash and cash equivalents, beginning of period			582,465	50,059		632,524

Cash and cash equivalents, end of period	—	—	659,663	112,058	—	771,721

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows for the nine months ended July 31, 2006
($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities:
Net income	513,419		519,508	5,214	(524,722)	513,419
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization		854	19,020	2,081		21,955
Amortization of initial benefit obligation			1,455			1,455
Stock-based compensation	21,747					21,747
Excess tax benefits from stock-based compensation	(12,759)					(12,759)
Equity earnings from unconsolidated entities			(36,662)			(36,662)
Distributions from unconsolidated entities			5,897			5,897
Deferred tax provision	33,139					33,139
Inventory write-offs			36,998			36,998
Changes in operating assets and liabilities:
Increase in inventory			(844,657)	(74,207)		(918,864)
Origination of mortgage loans				(656,677)		(656,677)
Sale of mortgage loans				663,770		663,770
Increase in contracts receivable			(72,453)	(66,234)		(138,687)
Decrease (increase) in receivables, prepaid expenses and other assets	(483,394)	4	(94,240)	111,553	491,854	25,777
Increase (decrease) in customer deposits			(2,523)	29,716		27,193
Increase (decrease) in accounts payable and accrued expenses	13,336	(858)	(44,372)	4,803	32,868	5,777
Decrease in current income taxes payable	(1,014)					(1,014)

Net cash (used in) provided by operating activities	84,474	—	(512,029)	20,019	—	(407,536)

Cash flow from investing activities:
Purchase of property and equipment, net			(31,888)	(1,165)		(33,053)
Purchases of marketable securities			(2,150,940)	(36,775)		(2,187,715)
Sales of marketable securities			2,150,940	36,775		2,187,715
Investments in unconsolidated entities			(93,692)			(93,692)
Distributions from unconsolidated entities			34,249			34,249
Acquisition of joint venture interest			(40,722)			(40,722)

Net cash used in investing activities	—	—	(132,053)	(1,165)	—	(133,218)

Cash flow from financing activities:
Proceeds from loans payable			1,395,876	646,313		2,042,189
Principal payments of loans payable			(1,144,590)	(642,203)		(1,786,793)
Proceeds from stock-based benefit plans	12,287					12,287
Purchase of treasury stock	(109,520)					(109,520)
Excess tax benefits from stock-based compensation	12,759					12,759
Change in minority interest				3,163		3,163

Net cash provided by (used in) financing activities	(84,474)	—	251,286	7,273	—	174,085

Net (decrease) increase in cash and cash equivalents	—	—	(392,796)	26,127	—	(366,669)
Cash and cash equivalents, beginning of period			664,312	24,907		689,219

Cash and cash equivalents, end of period	—	—	271,516	51,034	—	322,550

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In the nine-month and three-month periods ended July 31, 2007, we recognized $3.48 billion and $1.21 billion of revenues, respectively, as compared to $4.31 billion and $1.53 billion of revenues in the comparable periods of fiscal 2006.

Net income in the nine-month and three-month periods ended July 31, 2007 was $117.5 million and $26.5 million, respectively, as compared to $513.4 million and $174.6 million in the comparable periods of fiscal 2006. We recognized $363.9 million and $147.3 million of inventory write-downs in the nine-month and three-month periods ended July 31, 2007, respectively. In addition, we recognized a $9.0 million goodwill impairment charge in the three-month period ended January 31, 2007. We recognized $37.0 million and $23.9 million of inventory write-downs in the nine-month and three-month periods ended July 31, 2006 respectively.

Our backlog of $3.67 billion at July 31, 2007 decreased 34.4% compared to our backlog of $5.59 billion at July 31, 2006. Backlog includes the value of homes under contract but not yet delivered to our home buyers which are accounted for using the completed contract method of accounting and the value of homes for which we use the percentage of completion accounting method, which consists of homes under contract but not yet delivered to our home buyers less the amount of revenues we have recognized related to those homes.

Beginning in the fourth quarter of fiscal 2005 and continuing throughout fiscal 2006 and into the fourth quarter of fiscal 2007, we have experienced a slowdown in new contracts signed. In the nine-month and three-month periods ended July 31, 2007, we signed $2.64 billion and $727.0 million of net new contracts, respectively, as compared to $3.75 billion and $1.05 billion of net new contracts in the comparable periods of fiscal 2006. We believe this slowdown is attributable to a decline in consumer confidence, an overall softening of demand for new homes, an oversupply of homes available for sale, the inability of some of our home buyers to sell their current home and the direct and indirect impact of the turmoil in the sub-prime mortgage loan market. We attribute the reduction in demand to concerns on the part of prospective home buyers about the direction of home prices, due in part to many home builders’ advertising price reductions and increased sales incentives, and concerns by the prospective home buyers about being able to sell their existing homes. In addition, we believe speculators and investors are no longer helping to fuel demand. We try to avoid selling homes to speculators, and we generally do not build detached homes without having a signed agreement of sale and receiving a substantial down payment from a buyer. Nonetheless, we have been impacted by an overall increase in the supply of homes available for sale in many markets, as speculators attempt to sell the homes they previously purchased or cancel contracts for homes under construction, and as other builders, who, as part of their business strategy, were building homes in anticipation of capturing additional sales in a demand-driven market, attempt to reduce their inventories by aggressively lowering prices and adding incentives. Non-speculative buyer cancellations are also adding to the supply of homes in the marketplace. In the nine-month and three-month periods ended July 31, 2007, home buyers cancelled 1,167 contracts and 347 contracts, respectively, or approximately 24% and 24%, respectively, of the gross number of contracts signed in the respective periods. In the comparable periods of fiscal 2006, home buyers cancelled 688 contracts and 317 contracts, respectively, or approximately 12% and 18%, respectively, of the gross number of contracts signed in the respective periods. In the quarter ended October 31, 2006, home buyers cancelled approximately 37% of the gross contracts signed. When we report contracts signed, the number and value of contracts signed are reported net of any cancellations occurring during the reporting period, whether signed in that reporting period or in a prior period. Despite this slowdown, our industry demographics remain strong due to the continuing regulation-induced constraints on lot supplies and the growing number of affluent households. We continue to seek a balance between our short-term goal of selling homes in a tough market and maximizing the value of our communities. We believe that many of our communities are in locations that are difficult to replace and in markets where approvals are increasingly difficult to achieve. We believe that many of these communities have substantial embedded value that will be realizable in the future and that their value should not necessarily be sacrificed in the current soft market.

We, along with many others, are concerned about the dislocation in the secondary mortgage market. We maintain relationships with a widely diversified group of mortgage providers (“investors”), most of which are among the largest and, we believe, most reliable in our industry. With few exceptions, the investors who provide our customers with mortgages continue to issue new commitments. Through our third-quarter-end, our buyers generally were able to obtain loans. Nevertheless, tightening credit standards will likely shrink the pool of potential home buyers. Mortgage market liquidity issues and higher borrowing rates may impede some of our home buyers from closing, while others may find it more difficult to sell their existing homes as their buyer faces the problem of obtaining a mortgage. However, we believe that our buyers generally should be able to continue to secure mortgages, due to their typically lower loan-to-value ratios and attractive credit profiles, as compared to the average American home buyer. Although we cannot predict the short- and long-term liquidity of the loan markets, we caution that, with the uncertainties in the mortgage markets right now, the pace of home sales could slow further until the credit markets settle down.

In the current challenging environment, we believe our access to reliable capital and our strong balance sheet give us an important competitive advantage. Based on our experience during prior downturns in the housing market, we have learned that unexpected opportunities may arise in difficult times for those who are well-prepared. We believe that our solid financial base, our broad geographic presence, our diversified product lines and our national brand name all position us well for such opportunities now and in the future. At July 31, 2007, we had $771.7 million of cash and cash equivalents and approximately $1.17 billion available under our bank revolving credit facility which extends to March 17, 2011.

We believe geographic and product diversification, access to lower-cost capital, and strong demographics have in the past and will in the future, as market conditions improve, benefit those builders who can control land and persevere through the increasingly difficult regulatory approval process. We believe that this evolution in our industry favors the large publicly traded home building companies with the capital and expertise to control home sites and gain market share. We believe that as the homebuilders reduce the number of home sites being taken through the approval process and the process continues to become more difficult, and as the political pressure from no-growth proponents continues to increase, our expertise in taking land through the approval process and our already approved land positions will allow us to grow in the years to come, as market conditions improve.

Because of the length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and deliver a home after a home buyer signs an agreement of sale, we are subject to many risks. We attempt to reduce certain risks by: controlling land for future development through options whenever possible, thus allowing us to obtain the necessary governmental approvals before acquiring title to the land; generally commencing construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from a buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis. In response to current market conditions, we have been re-evaluating and renegotiating many of our optioned land positions. As a result, we have reduced our land position to approximately 63,000 lots controlled at July 31, 2007 compared to 73,800 lots at October 31, 2006 and 82,000 lots at July 31, 2006.

In the nine-month period ended July 31, 2007, we recognized impairment charges of approximately $338.7 million on communities in which we are currently selling and on land owned, primarily located in Arizona, California, Florida, Illinois, Maryland, Michigan, Minnesota, Nevada, New Jersey and Virginia, and $25.2 million of write-downs attributable to land under option related to future communities. In the three-month period ended July 31, 2007, we recognized impairment charges of approximately $139.6 million on communities in which we were currently selling and on land owned, primarily located in California, Florida, Nevada, and Virginia, and $7.7 million of write-downs attributable to land under option related to future communities.

At July 31, 2007, the fair value of the inventory in the 28 current communities and owned land subject to write-downs in the three-month period ended July 31, 2007, net of the $139.6 million of write-downs, was approximately $344.1 million.

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

At July 31, 2007, we were selling from 315 communities compared to 300 communities at October 31, 2006 and 295 communities at July 31, 2006. We expect to be selling from approximately 305 communities at October 31, 2007.

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

Current Communities:  When the profitability of a current community deteriorates, the sales pace declines significantly or some other factor indicates a possible impairment in the recoverability of the asset, the asset is reviewed for impairment by comparing the estimated future undiscounted cash flow for the community to its carrying value. If the estimated future undiscounted cash flow is less than the community’s carrying value, the carrying value is written down to its estimated fair value. Fair value is primarily determined by discounting the estimated future cash flow of each community. The impairment is charged to cost of revenues in the period the impairment is determined. In estimating the cash flow of a community, we use various estimates such as (a) the expected sales pace in a community based upon general economic conditions that will have a short-term or long-term impact on the market in which the community is located and competition within the market, including the number of homes/home sites available and pricing and incentives being offered in other communities owned by us or by other builders; (b) the expected sales prices and sales incentives to be offered in a community; (c) costs expended to date and expected to be incurred in the future, including, but not limited to, land and land development costs, home construction costs, interest costs and overhead costs; (d) alternative product offerings that may be offered in a community that will have an impact on sales pace, sales price, building cost or on the number of homes that can be built on a particular site; and (e) alternative uses for the property such as the possibility of a sale of the entire community to another builder or the sale of individual home sites.

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

Variable Interest Entities:  We have a significant number of land purchase contracts, sometimes referred to herein as “options” or “option agreements,” and several investments in unconsolidated entities which we evaluate in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” as amended by FIN 46R (“FIN 46”). Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a variable interest entity (“VIE”) is considered to be the primary beneficiary and must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. For land purchase contracts with sellers meeting the definition of a VIE, we perform a review to determine which party is the primary beneficiary of the VIE. This review requires substantial judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the entity’s expected profits and losses and the cash flows associated with changes in the fair value of the land under contract. At July 31, 2007, we determined that we were the primary beneficiary of one VIE related to a land purchase contract and recorded inventory of $16.3 million and accrued expenses of $12.0 million.

Revenue and Cost Recognition

Completed Contract Method:  The construction time of our homes is generally less than one year although some may take more than one year to complete. Revenues and cost of revenues from these home sales are recorded at the time each home is delivered and title and possession are transferred to the buyer. Closing normally occurs shortly after construction is substantially completed. In addition, we have several high-rise/mid-rise projects which do not qualify for percentage of completion accounting in accordance SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), which we will include in this category of revenues and costs commencing in the fourth quarter of fiscal 2007 when units in these buildings begin to be delivered to home buyers.

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

Percentage of Completion Method:  We are developing several high-rise/mid-rise projects that may take substantially more than one year to complete. Under the provisions of SFAS 66, revenues and costs are recognized using the percentage of completion method of accounting when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not be converted to rental property, the sales proceeds are collectible and the aggregate sales proceeds and the total cost of the project can be reasonably estimated. Revenues and costs of individual projects are recognized on the individual project’s aggregate value of units for which the home buyers have signed binding agreements of sale, less an allowance for cancellations, and are based on the percentage of total estimated construction costs that have been incurred. Total estimated revenues and construction costs are reviewed periodically, and any change is applied to current and future periods.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have investments in and advances to several joint ventures, to Toll Brothers Realty Trust Group (“Trust”) and Toll Brothers Realty Trust Group II (“Trust II”). At July 31, 2007, we had investments in and advances to these entities of $240.3 million, were committed to invest or advance an additional $372.7 million in the aggregate to these entities if needed, and had guaranteed approximately $161.1 million of these entities’ indebtedness and/or loan commitments. See Note 3 of the Notes to Condensed Consolidated Financial Statements, “Investments in and Advances to Unconsolidated Entities” for more information regarding these entities. We do not believe that these arrangements, individually or in the aggregate, have or are reasonably likely to have a current or future material effect on our financial condition, liquidity or capital resources. Our investments in these entities are accounted for using the equity method.

RESULTS OF OPERATIONS

The following table sets forth, for the nine-month and three-month periods ended July 31, 2007 and 2006, a comparison of certain income statement items related to our operations ($ in millions):

	Nine Months Ended July 31,				Three Months Ended July 31,
	2007		2006		2007		2006
	$	%	$	%	$	%	$	%

Completed contract:
Revenues	3,356.9		4,168.1		1,178.5		1,488.9
Costs	2,811.4	83.7	2,912.8	69.9	1,023.2	86.8	1,052.1	70.7

	545.5		1,255.3		155.3		436.8

Percentage of completion:
Revenues	110.9		138.7		29.4		41.2
Costs	87.5	78.9	110.5	79.7	24.3	82.7	32.0	77.7

	23.4		28.2		5.1		9.2

Land sales:
Revenues	9.9		7.9		4.5		1.1
Costs	6.4	65.4	6.8	86.4	3.7	82.0	0.9	78.9

	3.4		1.1		0.8		0.2

Interest*	76.3	2.2	88.4	2.0	27.1	2.2	29.8	1.9
Total:
Revenues	3,477.6		4,314.7		1,212.4		1,531.2
Costs	2,981.6	85.7	3,118.6	72.3	1,078.3	88.9	1,114.8	72.8

	496.0		1,196.1		134.0		416.4

Selling, general and administrative*	396.3	11.4	429.3	10.0	131.7	10.9	148.1	9.7
Goodwill impairment	9.0

Income from operations	90.8		766.8		2.4		268.3
Other:
Equity earnings from unconsolidated entities	15.4		36.7		3.8		7.3
Interest and other	85.6		32.0		38.8		9.7

Income before income taxes	191.7		835.5		45.0		285.2
Income taxes	74.2		322.0		18.6		110.6

Net income	117.5		513.4		26.5		174.6

* Percentages are based on total revenues.

Note: Amounts may not add due to rounding.

HOME SALES REVENUES AND COSTS — COMPLETED CONTRACT

Home sales revenues for the nine months and three months ended July 31, 2007 were lower than those for the comparable periods of 2006 by approximately $811.2 million, or 19.5%, and $310.4 million, or 20.8%, respectively. The decrease in the nine-month period was attributable to a 17.4% decrease in the number of homes delivered and a 2.5% decrease in the average price of the homes delivered. The decrease in the three-month period was attributable to a 16.9% decrease in the number of homes delivered and a 4.7% decrease in the average price of the homes delivered. The decrease in the number of homes delivered in the nine-month and three-month periods ended July 31, 2007 was primarily due to the lower backlog of homes at October 31, 2006 as compared to October 31, 2005, which was primarily the result of a 41% decrease in the number of new contracts signed in fiscal 2006 over fiscal 2005, and the increased number of contract cancellations by home buyers in the fiscal 2007 periods as compared to the fiscal 2006 periods. In the nine-month and three-month periods ended July 31, 2007, the number of contracts cancelled as a percentage of the gross contracts signed in the respective periods was 23.5% and 23.2%, respectively, as compared to 11.8% and 18.0% in the comparable periods of fiscal 2006. When we report or refer to contracts signed, the number and value of contracts signed are net of the number and value of any cancellations occurring during the reporting period, whether signed in that reporting period or in a prior period. The decline in the average price of the homes delivered in the nine-month and three-month periods ended July 31, 2007, as compared to the comparable periods of fiscal 2006, was due primarily to higher sales incentives on the homes delivered and a shift in the mix of homes delivered to lower priced product in the fiscal 2007 periods.

The value of new sales contracts signed in the nine months and three months ended July 31, 2007 was $2.61 billion (3,743 homes) and $723.1 million (1,107 homes), respectively. This represented a 29.4% decrease and 30.6% decrease, respectively, compared to the value of contracts signed in the comparable periods of fiscal 2006 of $3.70 billion (5,101 homes) in the nine-month period and $1.04 billion (1,433 homes) in the three-month period ended July 31, 2006. These decreases were attributable to a 26.6% decrease and 22.7% decrease in the number of new contracts signed in the nine-month and three-month periods of fiscal 2007, respectively, as compared to the comparable periods of fiscal 2006, and a 3.8% decrease and a 10.2% decrease in the average value of each contract signed in each of the respective periods of fiscal 2007 as compared to the comparable periods of fiscal 2006. We believe the decrease in both periods in the number of contracts signed is attributable to the increased number of cancellations, a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale. We attribute the reduction in demand to concerns on the part of prospective home buyers about the direction of home prices, due in part to many homebuilders’ advertising price reductions and increased sales incentives, and concerns by the prospective home buyer about being able to sell their existing homes. In addition, speculators and investors are no longer helping to fuel demand. We try to avoid selling homes to speculators, and we generally do not build detached homes without having a signed agreement of sale. Nonetheless, we have been impacted by an overall increase in the supply of homes available for sale in many markets as speculators attempt to sell the homes they previously purchased or cancel contracts for homes under construction, and as builders, who, as part of their business strategy, were building homes in anticipation of capturing additional sales in a demand-driven market, attempt to reduce their inventories by aggressively lowering prices and adding incentives. In addition, based on the high cancellation rates reported by us and by other builders, non-speculative buyer cancellations are also adding to the supply of homes in the marketplace. The decline in the average sales price was due primarily to a shift in the number of contracts signed to less expensive areas and/or smaller homes and the effect of increased sales incentive in the fiscal 2007 periods as compared to the comparable periods of fiscal 2006.

At July 31, 2007, our backlog of homes under contract accounted for under the completed contract method of accounting was $3.59 billion (4,847 homes), 33.7% lower than the $5.41 billion (7,645 homes) backlog at July 31, 2006. The decrease in backlog at July 31, 2007 compared to the backlog at July 31, 2006 is primarily attributable to a lower backlog at October 31, 2006 as compared to the backlog at October 31, 2005, and the decrease in the value and number of new contracts signed in the nine-month period ended July 31, 2007 as compared to the nine-month period ended July 31, 2006, offset in part by fewer deliveries in the fiscal 2007 period as compared to the fiscal 2006 period.

Home costs as a percentage of home sales revenue were 83.7% and 86.8% in the nine-month and three-month periods ended July 31, 2007, respectively, as compared to 69.9% and 70.7% in the comparable periods of fiscal 2006. The increase in the percentages in the fiscal 2007 periods was primarily the result of the higher amount of inventory write-offs/write-downs recognized in the fiscal 2007 periods as compared to the fiscal 2006 periods, the increased sales incentives given to home buyers on the homes delivered in the fiscal 2007 periods as compared to the comparable periods of fiscal 2006 and increased overhead cost per home delivered due to the decreased construction activity. In the nine-month periods ended July 31, 2007 and 2006, we recognized inventory write-downs and the expensing of costs that we believed not to be recoverable of $363.9 million and $37.0 million, respectively. In the three-month periods ended July 31, 2007 and 2006, we recognized inventory write-downs and the expensing of costs that we believed not to be recoverable of $147.3 million and $23.9 million, respectively.

HOME SALES REVENUES AND COSTS — PERCENTAGE OF COMPLETION

We are developing several projects for which we are recognizing revenues and costs using the percentage of completion method of accounting. Revenues and costs of individual projects are recognized on the individual project’s aggregate value of units for which home buyers have signed binding agreements of sale and are based on the percentage of total estimated construction costs that have been incurred. Total estimated revenues and construction costs are reviewed periodically and any change is applied to current and future periods. In the nine-month periods ended July 31, 2007 and 2006, we recognized $110.9 million and $138.7 million of revenues, respectively, and $87.5 million and $110.5 million of costs, respectively, on these projects. In the three-month periods ended July 31, 2007 and 2006, we recognized $29.4 million and $41.2 million of revenues, respectively, and $24.3 million and $32.0 million of costs, respectively, on these projects. In the nine-month period ended July 31, 2007, cost of revenues as a percentage of revenues recognized was comparable to the nine-month period of fiscal 2006. In the three-month period ended July 31, 2007, cost of revenues increased as a percentage of revenues recognized by 495 basis points as compared to the comparable period of fiscal 2006. The increase was due primarily to cost increases and a change in the mix of revenues recognized to more costly projects. In the nine-month and three-month periods ended July 31, 2007, we delivered $233.0 million (283 homes) and $56.1 million (67 homes) in projects for which we are using the percentage of completion method of accounting.

At July 31, 2007, our backlog of homes in communities that we account for using the percentage of completion method of accounting was $75.9 million (net of $48.1 million of revenue recognized) compared to $179.6 million at July 31, 2006 (net of $138.7 million of revenue recognized). The decline in the backlog at July 31, 2007 is primarily the result of the recognition of revenues offset in part by the new contracts signed. We expect that this decline will continue as we recognize revenues, and as we sell out of existing projects without replacing them with new projects that qualify under the accounting rules for the application of the percentage of completion accounting method. See “New Accounting Pronouncements” in Note 1 of our “Condensed Consolidated Financial Statements” for further information.

LAND SALES REVENUES AND COSTS

We are developing several communities in which we expect to sell a portion of the land to other builders or entities. The amount and profitability of land sales will vary from year to year depending upon the sale and delivery of the specific land parcels. In the nine-month periods ended July 31, 2007 and 2006, land sales were $9.9 million and $7.9 million, respectively, and the cost of land sales was approximately 65.4% and 86.4% of land sales revenues, respectively. In the three-month periods ended July 31, 2007 and 2006, land sales were $4.5 million and $1.1 million, respectively, and the cost of land sales was approximately 82.0% and 78.9% of land sales revenues, respectively.

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

Interest expense as a percentage of revenues was slightly higher in the nine-month and three-month periods ended July 31, 2007 as compared to the comparable periods of fiscal 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

SG&A spending decreased by $33.1 million, or 7.7%, and $16.4 million, or 11.1%, in the nine-month and three-month periods ended July 31, 2007 as compared to the comparable periods of fiscal 2006. The reductions in spending were due primarily to cost reductions, offset in part by the expenses resulting from the increased number of communities from which we are operating. At July 31, 2007, we had 315 selling communities, a 7% increase over the 295 selling communities we had at July 31, 2006. At April 30, 2007, we had 325 selling communities.

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

EQUITY EARNINGS FROM UNCONSOLIDATED ENTITIES

We are a participant in several joint ventures and in the Trust and Trust II. We recognize our proportionate share of the earnings from these entities. Many of our joint ventures are land development projects or high-rise/mid-rise construction projects and do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, the joint ventures will generally, over a relatively short period of time, generate revenues and earnings until all the assets of the entities are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from quarter to quarter and year to year. In the nine-month and three-month periods ended July 31, 2007, we recognized $15.4 million and $3.8 million, respectively, of earnings from unconsolidated entities as compared to $36.7 million and $7.3 million, respectively, in the comparable periods of fiscal 2006.

INTEREST AND OTHER INCOME

For the nine-month and three-month periods ended July 31, 2007, interest and other income was $85.6 million and $38.8 million, respectively, as compared to the $32.0 million and $9.7 million recognized in the comparable periods of fiscal 2006. The $53.6 million increase in the nine-month period of fiscal 2007 as compared to the nine-month period of fiscal 2006 was primarily the result of a $14.8 million gain realized from the sale of our security business and, a $9.9 million gain realized from the sale of our cable TV and broadband internet business, higher retained customer deposits on cancelled contracts, higher interest income and a $2.5 million gain from the sale of certain miscellaneous assets, offset in part by lower management fee income. The $29.1 million increase in the three-month period of fiscal 2007 as compared to the three-month period of fiscal 2006 was primarily the result of a $14.8 million gain realized from the sale of our security business, higher retained customer deposits on cancelled contracts, and higher interest income, offset in part by lower management fee income.

INCOME BEFORE INCOME TAXES

For the nine-month period ended July 31, 2007, income before taxes was $191.7 million, a decrease of 77% from the $835.5 million earned in the comparable period of fiscal 2006. For the three-month period ended July 31, 2007, income before taxes was $45.0 million, a decrease of 84% from the $285.2 million earned in the comparable period of fiscal 2006.

INCOME TAXES

Income taxes were provided at an effective rate of 38.72% and 38.55% for the nine-month periods ended July 31, 2007 and 2006, respectively, and 41.20% and 38.78% for the three-month periods ended July 31, 2007 and 2006, respectively. The increase in the effective tax rate in the nine-month period of fiscal 2007 as compared to the comparable period of fiscal 2006 was due to an increase in our estimated state income rate to reflect our current estimated allocation of income among the various taxing jurisdictions in which we operate and lower estimated benefits from various tax credits that we are eligible for, offset, in part, by the favorable impact of the higher tax-free interest income earned in the fiscal 2007 period as compared to the comparable period of fiscal 2006. The increase in the effective tax rates in the three-month period ended July 31, 2007 as compared to the comparable period of fiscal 2006 was due primarily to the recalculation of our effective state tax rate for fiscal 2007 based upon the filing of our fiscal 2006 state tax returns during the quarter ended July 31, 2007, lower estimated benefits from various tax credits that we are eligible for, offset, in part, by the favorable impact of tax-free interest income earned in the fiscal 2007 period as compared to the comparable period of fiscal 2006, and the recognition of less interest expense (net of interest income) on estimated income tax assessments in the fiscal 2007 period as compared to the comparable period of fiscal 2006.

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

In the nine months ended July 31, 2007, we generated approximately $139.2 million of cash including $101.5 million of cash flow from operating activities. In the three months ended July 31, 2007, we generated approximately $189.7 million of cash from operating activities. Cash flow from operating activities in the nine-month period of fiscal 2007 was due primarily to the commencement of deliveries of units accounted for using the percentage of completion method of accounting and the decrease in home sites owned during the period from 41,800 lots at October 31, 2006 to 38,900 at July 31, 2007, offset, in part, by our continued spending for inventory as we continued to improve land that we owned, continued construction spending in existing communities and the opening of additional high density communities and the funding of the cost of the increased number of speculative units that we have in our inventory as a result of contract cancellations. In addition, during the nine-month period of fiscal 2007, cash flow from operating activities was impacted from the timing of the deductibility of inventory write-downs. For income tax purposes, we cannot recognize a deduction on the write-down of an operating community until we deliver the homes in the community, whereas for financial reporting purposes we can recognize an income tax benefit in the period that the write-down is recognized.

At July 31, 2007, the aggregate purchase price of land parcels under option and purchase agreements was approximately $2.48 billion (including $1.21 billion of land to be acquired from joint ventures which we have invested in, made advances to or made loan guarantees on behalf of, in the aggregate amount of 295.7 million), of which we had paid or deposited approximately $154.8 million.

In general, cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own several years’ supply of home sites, we do not need to buy home sites immediately to replace the ones delivered. In addition, we generally do not begin construction of our single-family detached homes until we have a signed contract with the home buyer, although in fiscal 2006 and during the nine-month period ended July 31, 2007, due to an extremely high cancellation rate of customer contracts and the increase in the number of attached-home communities that we were operating from, the number of speculative homes in our inventory increased significantly. In the nine-month period ended July 31, 2007, the value of net new contracts signed decreased 30% versus the comparable period of fiscal 2006. For the full 2006 fiscal year, the value of net new contracts signed with home buyers decreased by 41% from fiscal 2005. Should our business continue to decline significantly, we believe that our inventory levels would continue to decrease, as we complete and deliver the homes under construction but do not commence construction of as many new homes, complete the improvements on the land we already own and sell and deliver the speculative homes that are currently in inventory, resulting in an increase in our cash flow from operating activities. In addition, we might continue to delay or curtail our acquisition of additional land, as we did in the first nine months of fiscal 2007 and the second half of fiscal 2006, which would further reduce our inventory levels and cash needs. We decreased our home sites owned and controlled at July 31, 2007 by approximately 15% from the October 31, 2006 level, by approximately 24% from the July 31, 2006 level, and by 31% from the April 30, 2006 level, the high point of lots owned and controlled, in response to the deterioration of the housing market.

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

We have a $1.89 billion credit facility consisting of a $1.56 billion unsecured revolving credit facility and a $331.7 million term loan facility (collectively, the “Credit Facility”) with 35 banks, which extends to March 2011. At July 31, 2007, interest was payable on borrowings under the revolving credit facility at 0.475% (subject to adjustment based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At July 31, 2007, we had no outstanding borrowings against the revolving credit facility but had letters of credit of approximately $387.8 million outstanding under it. Under the term loan facility, interest is payable at 0.50% (subject to adjustment based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At July 31, 2007, interest was payable on the term loan at 5.82%.

We believe that we will be able to continue to fund our operations and meet our contractual obligations through a combination of existing cash resources and our existing sources of credit.

INFLATION

The long-term impact of inflation on us is manifested in increased costs for land, land development, construction and overhead, as well as in increased sales prices of our homes. We generally contract for land significantly before development and sales efforts begin. Accordingly, to the extent land acquisition costs are fixed, increases or decreases in the sales prices of homes will affect our profits. Because the sales price of each of our homes is fixed at the time a buyer enters into a contract to acquire a home, and because we generally contract to sell our homes before we begin construction, any inflation of costs in excess of those anticipated will result in lower gross margins. We generally attempt to minimize that effect by entering into fixed-price contracts with our subcontractors and material suppliers for specified periods of time, which generally do not exceed one year.

In general, housing demand is adversely affected by increases in interest rates and housing costs. Interest rates, the length of time that land remains in inventory and the proportion of inventory that is financed affect our interest costs. If we are unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, affecting prospective buyers’ ability to adequately finance home purchases, our revenues, gross margins and net income would be adversely affected. Increases in sales prices of homes, whether the result of inflation or demand, may affect the ability of prospective buyers to afford new homes.

GEOGRAPHIC SEGMENTS

We operate in four geographic segments around the United States: the North, consisting of Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, New York, Ohio and Rhode Island; the Mid-Atlantic, consisting of Delaware, Maryland, Pennsylvania, Virginia and West Virginia; the South, consisting of Florida, Georgia, North Carolina, South Carolina and Texas; and the West, consisting of Arizona, California, Colorado and Nevada. We stopped selling homes in Ohio in fiscal 2005 and delivered our last home in that state in fiscal 2006. The operations in Ohio were immaterial to the North segment. We acquired our first communities in Georgia in fiscal 2007 and are preparing them to open for sale in the near future.

The following table summarizes by geographic segment total revenues and income (loss) before income taxes for each of the nine-month and three-month periods ended July 31, 2007 and 2006 (in millions):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2007	2006	2007	2006

Revenues:
North	$755.3	$1,015.8	$296.8	$377.3
Mid-Atlantic	1,015.1	1,295.9	350.6	447.4
South	778.0	838.8	243.3	282.6
West	929.2	1,164.2	321.7	423.9

Total	$3,477.6	$4,314.7	$1,212.4	$1,531.2

Income (loss) before income taxes:
North	$19.0	$215.0	$26.8	$79.6
Mid-Atlantic	182.4	372.1	61.6	120.4
South	(4.4)	101.5	(30.3)	30.6
West	60.5	262.5	(1.9)	87.8
Other	(65.8)	(115.6)	(11.2)	(33.2)

Total	$191.7	$835.5	$45.0	$285.2

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

North

Revenues for the nine months and three months ended July 31, 2007 were lower than those for the comparable periods of 2006 by approximately $260.5 million and $80.5 million, or 26% and 21%, respectively. The decrease in revenues for the nine-month period was attributable to a 26% decrease in the number of homes delivered, a 1% decrease in the average price of the homes delivered and a decrease in percentage of completion revenues of approximately $12.8 million. Approximately 57% of the decrease in revenues related to the New Jersey suburban markets where the number of homes delivered decreased 31%. The decrease in revenues for the three months ended July 31, 2007 was attributable to an 18% and 5% decrease in the number of homes and average price of the homes delivered, respectively, and a decrease in percentage of completion revenues of approximately $5.2 million. The decrease in the number of homes delivered in the nine-month and three-month periods ended July 31, 2007 was primarily due to the lower backlog of homes at October 31, 2006 as compared to October 31, 2005, which was primarily the result of a 27% decrease in the number of new contracts signed in fiscal 2006 over fiscal 2005 and the increased cancellation rate by home buyers in the nine-month and three-month periods of fiscal 2007 as compared to the rates in the comparable periods of fiscal 2006.

For the nine months ended July 31, 2007, the value of net new contracts signed was approximately $877.6 million as compared to $951.1 million for the nine months ended July 31, 2006, a decrease of 8%. The number of net new contracts signed and the average value of each contract decreased 7% and 1%, respectively. The value of net new contracts signed in the three months ended July 31, 2007 was approximately $220.0 million, a 19% decline from the $270.3 million of net new contracts signed in the three months ended July 31, 2006. This decrease was attributable to a 5% decrease in the number of net new contracts signed and a 14% decrease in the average value of each contract. The decline in new contracts signed in the fiscal 2007 was primarily due to a slowdown in the housing market primarily in Illinois, Michigan and the suburban markets in New Jersey. However, in New York and the urban markets of New Jersey, net new signed contracts increased by $150.8 million in the nine months ended July 31, 2007, as compared to the same period in 2006. The contract cancellation rates for the nine-month periods ended July 31, 2007 and 2006 were 12.1% and 6.8%, respectively, and 16.9% and 9.1% for the three-month periods ended July 31, 2007 and 2006, respectively.

For the nine-month and three-month periods ended July 31, 2007, we reported income before income taxes of $19.0 million and $26.8 million, respectively, as compared to $215.0 million and $79.6 million reported for the nine-month and three-month periods ended July 31, 2006, respectively. The decreases were due to higher costs of revenues in the fiscal 2007 periods as compared to the fiscal 2006 periods (principally related to $93.0 million and $10.3 million of inventory write-downs in the nine months and three months ended July 31, 2007, respectively, as compared to $15.7 million and $4.4 million of write-downs in the same periods in 2006), the lower profits realized from the decreased revenues in the nine-month period and three-month period ended July 31, 2007 as compared to the nine-month and three-month period ended July 31, 2006, and decreased income realized from unconsolidated entities in the fiscal 2007 periods as compared to the comparable periods of fiscal 2006.

Mid-Atlantic

Revenues for the nine months ended July 31, 2007 were lower than those for the comparable period of 2006 by approximately $280.8 million, primarily due to a 17% decrease in the number of homes delivered and a 6% decrease in the average price of homes delivered. For the three months ended July 31, 2007, revenues were lower by $96.8 million, or 22%, than the comparable period of fiscal 2006. The decrease in the three-month period was attributable to a 15% decrease in the number of homes delivered (primarily in Virginia) and an 8% decrease in the average price of the homes delivered. The decreases in the number of homes delivered in the nine-month and three- month periods ended July 31, 2007 were primarily due to a lower backlog of homes at October 31, 2006 as compared to October 31, 2005. The decrease in the backlog of homes was primarily the result of a 43% decrease in the number of new contracts signed in fiscal 2006 over fiscal 2005, due primarily to weak demand, and a significantly higher number of contract cancellations in fiscal 2006 as compared to fiscal 2005. The decrease in the average price of the homes delivered in the fiscal 2007 periods as compared to the comparable periods of fiscal 2006 was primarily related to a change in mix of communities delivering homes in Maryland to a lower price point product.

The value of net new contracts signed in the nine months ended July 31, 2007 of approximately $776.2 million decreased 26% from the net new contracts signed of approximately $1,044.0 million in the comparable period of fiscal 2006. The decline was due primarily to a 24% decrease in the number of contracts signed and a 2% decrease in the average value of each contract. The value of net new contracts signed in the three-month period ended July 31, 2007 was approximately $222.9 million, a 28% decline from the $310.9 million of net new contracts signed in the three-month period ended July 31, 2006. This decrease was attributable to a 27% decrease in the number of net new contracts signed. The decline in the number of net new contracts signed was due primarily to weak demand in both periods of fiscal 2007 as compared to fiscal 2006, and in the nine-month period of fiscal 2007 as compared to the nine-month period of fiscal 2006, higher than normal contract cancellations. The contract cancellation rates for the nine months ended July 31, 2007 and 2006 were 13.9% and 8.8%, respectively, and 12.3% and 11.9% for the three months ended July 31, 2007 and 2006, respectively.

Income before income taxes for the nine months and three months ended July 31, 2007 declined $189.7 million and $58.8 million, respectively. These decreases were attributable to lower revenues and higher cost of revenues in the periods ended July 31, 2007 as compared to the comparable periods in fiscal 2006. The higher cost of revenues in the nine-month and three-month periods of fiscal 2007 period was primarily due to $34.8 million and $11.2 million of inventory write-downs in nine months and three months ended July 31, 2007, respectively, as compared to $2.8 million and $2.0 million in the same periods in fiscal 2006, respectively, and higher sales incentives given on the homes delivered in 2007 as compared to those delivered in 2006.

South

Revenues for the nine months ended July 31, 2007 were lower than those for the nine months ended July 31, 2006 by approximately $60.8 million, or 7%. The decrease in revenues was primarily due to a 10% decrease in the number of homes delivered, a decrease in percentage of completion revenues of approximately $12 million and a decrease of $3.3 million of land sales, offset in part by a 4% increase in the average price of the homes delivered in the fiscal 2007 period compared to the fiscal 2006 period. Revenues for the three months ended July 31, 2007 were lower than those for the comparable period of 2006 by approximately $39.3 million, or 14%. The decrease in revenues was attributable to a 12% decrease in the number of homes delivered. The decrease in the number of homes delivered in the nine months and three months ended July 31, 2007 was primarily attributable to our operations in Florida, where we had a lower number of homes in backlog at October 31, 2006 as compared to October 31, 2005 and the increased cancellation rate by home buyers in the nine month and three month periods of fiscal 2007 as compared to the comparable periods of fiscal 2006.

The value of net new contracts signed in the nine-month and three-month periods ended July 31, 2007 was approximately $402.4 million and $116.1 million, respectively, a 41% and 37% decline, respectively, from the net new contracts signed in the nine-month and three-month periods ended July 31, 2006. The decline in the nine-month period of fiscal 2007 as compared to the comparable period of fiscal 2006 was due to a 34% decrease in the number of net new contracts signed and a 10% decrease in the average value of each contract. The decline in the three-month period of fiscal 2007 as compared to the comparable period of fiscal 2006 was due to a 24% decrease in the number of net new contracts signed and a 17% decrease in the average value of each contract. The decreases in the number of net new signed contracts was primarily the result of weak market conditions in Florida in the fiscal 2007 periods as compared to the comparable periods of fiscal 2006 and a significantly higher number of contract cancellations in the fiscal 2007 periods than in the comparable period in 2006. For the nine months ended July 31, 2007, the cancellation rate in Florida was 55.7% compared to 16.9% in the nine months ended July 31, 2006. For the three months ended July 31, 2007, the cancellation rate in Florida was 71.3% compared to 31.4% in the three months ended July 31, 2006. For the entire region, the cancellation rate was 32.6% and 12.3% for the nine months ended July 31, 2007 and 2006, respectively, and 32.8% and 21.6% for the three-month periods ended July 31, 2007 and 2006, respectively. The decrease in the average sales price was due primarily to a shift in the number of contracts to areas with lower priced homes in the fiscal 2007 period as compared to the comparable periods of fiscal 2006.

We reported a loss before income taxes for the nine months and three months ended July 31, 2007 of $4.4 million and $30.3 million, respectively, as compared to income before taxes of $101.5 million and $30.6 million for the same periods in 2006, respectively. These decreases were primarily due to a higher cost of revenues as a percentage of total revenues in the fiscal 2007 periods as compared to the comparable periods of fiscal 2006, partially offset by higher retained customer deposits on contract cancellations for the nine months and three months ended July 31, 2007 as compared to the nine months and three months ended July 31, 2006. The higher costs of revenues were principally due to inventory write-downs and higher sales incentives given on the homes delivered in 2007 as compared to those delivered in 2006. We recognized inventory write-downs of $109.8 million and $63.0 million in the nine and three months ended July 31, 2007, respectively, as compared to $12.2 million and $11.4 million in the comparable periods of fiscal 2006.

West

Revenues for the nine months and three months ended July 31, 2007 were lower than those for the comparable periods of 2006 by approximately $235.0 million and $102.2 million, or 20% and 24%, respectively. The decrease in revenues was attributable to a decrease in the number of homes delivered of 17% and 23% for the nine- and three-month periods ended July 31, 2007 as compared to the comparable periods in 2006, and a decrease in the average price of homes delivered of 4% and 2% for the nine- and three-month periods ended July 31, 2007 as compared to the comparable periods in 2006. The decrease in the number of homes delivered was primarily attributable to the lower number of homes in backlog at October 31, 2006 as compared to October 31, 2005, and a significantly higher number of contract cancellations in fiscal 2007 than in fiscal 2006.

For the nine months ended July 31, 2007, the value of net new contracts signed was approximately $588.6 million compared to $1,075.0 million for the first nine months of 2006, a decrease of 45%. The number of new contracts signed decreased 46% for the nine months ended July 31, 2007 as compared to the same period in 2006.

The value of net new contracts signed in the three months ended July 31, 2007 of approximately $168.0 million, decreased 41% from the net new contracts signed of approximately $284.9 million in the comparable period of fiscal 2006. The decline was primarily due to a 40% decrease in the number of net new contracts signed in the fiscal 2007 period as compared to the fiscal 2006 period which was attributable to weak demand and higher than normal contract cancellations in the three months ended July 31, 2007 as compared to the three-month period ended July 31, 2006. The cancellation rate for the nine months and three months ended July 31, 2007 was 42.8% and 40.1%, respectively, as compared to 20.1% and 31.9% for the comparable periods in 2006.

Income before income taxes for the nine months ended July 31, 2007 of $60.5 million declined $202.0 million from the $262.5 million reported for the same period in 2006. For the three months ended July 31, 2007, we reported a loss before income taxes of $1.9 million, compared to income before taxes of $87.8 million for the same period in 2006. These decreases were attributable to lower revenues and higher cost of revenues in the periods ended July 31, 2007 as compared to the comparable periods in 2006. The higher cost of revenues in the fiscal 2007 period was primarily due to $126.3 million and $62.8 million of inventory write-down in the nine months and three months ended July 31, 2007 compared to $6.3 million and $6.0 million in the comparable periods of fiscal 2006 and higher sales incentives given on the homes delivered in the fiscal 2007 periods as compared to those delivered in the comparable periods of fiscal 2006.

Other

Other loss before income taxes for the nine months ended July 31, 2007 was $65.8 million, a decrease of $49.8 million from the $115.6 million loss before income taxes reported for the nine months ended July 31, 2006. This decline was primarily the result of lower general and administrative costs attributable to lower compensation expenses, a $14.8 million gain realized from the sale of our security business, a $9.9 million gain realized from the sale of our cable TV and broadband internet business, and higher interest income.

For the three months ended July 31, 2007, other loss before income taxes decreased by $22.0 million from the comparable period of fiscal 2006. This decrease was primarily due to a $14.8 million gain realized from the sale of our security business, higher interest income and lower general and administration costs.

HOUSING DATA

Revenues — Three months ended July 31,

	2007	2006	2007	2006
	Units	Units	(In millions)	(In millions)

Completed contract communities:
North	423	516	$272.8	$351.5
Mid-Atlantic	575	678	350.6	447.4
South	416	473	233.4	266.1
West	378	490	321.7	423.9

Total	1,792	2,157	$1,178.5	$1,488.9

Percentage of completion communities(2):
North			$20.6	$25.9
South			8.8	15.3

Total	—	—	$29.4	$41.2

Total:
North	423	516	$293.4	$377.4
Mid-Atlantic	575	678	350.6	447.4
South	416	473	242.2	281.4
West	378	490	321.7	423.9

Total consolidated	1,792	2,157	$1,207.9	$1,530.1

Contracts — Three months ended July 31,

Completed contract communities(1):
North	366	381	$216.0	$263.8
Mid-Atlantic	349	480	222.9	310.9
South	219	286	116.2	182.7
West	173	286	168.0	284.9

Total	1,107	1,433	$723.1	$1,042.3

Percentage of completion communities:
North	3	9	$4.0	$6.5
South		1	(0.1)	1.5

Total	3	10	$3.9	$8.0

Total:
North	369	390	$220.0	$270.3
Mid-Atlantic	349	480	222.9	310.9
South	219	287	116.1	184.2
West	173	286	168.0	284.9

Total consolidated	1,110	1,443	$727.0	$1,050.3

Backlog at July 31,

	2007	2006	2007	2006
	Units	Units	(In millions)	(In millions)

Completed contract communities(1):
North	1,614	1,703	$1,205.2	$1,221.6
Mid-Atlantic	1,198	2,003	828.0	1,327.7
South	1,021	1,978	560.4	1,122.7
West	1,014	1,961	995.7	1,739.0

Total	4,847	7,645	$3,589.3	$5,411.0

Percentage of completion communities:
North	132	303	$76.4	$202.5
South	18	77	47.6	115.8
Less revenue recognized on units remaining in backlog			(48.1)	(138.7)

Total	150	380	$75.9	$179.6

Total:
North	1,746	2,006	$1,281.6	$1,424.1
Mid-Atlantic	1,198	2,003	828.0	1,327.7
South	1,039	2,055	608.0	1,238.5
West	1,014	1,961	995.7	1,739.0
Less revenue recognized on units remaining in backlog			(48.1)	(138.7)

Total consolidated	4,997	8,025	$3,665.2	$5,590.6

Revenues — Nine months ended July 31,

	2007	2006	2007	2006
	Units	Units	(In millions)	(In millions)

Completed contract communities:
North	1,035	1,399	$679.7	$930.7
Mid-Atlantic	1,621	1,954	1,012.8	1,295.5
South	1,286	1,429	735.2	780.6
West	1,095	1,317	929.2	1,161.2

Total	5,037	6,099	$3,356.9	$4,168.0

Percentage of completion communities(2):
North			$72.3	$85.1
South			38.6	50.6
West				3.0

Total	—	—	$110.9	$138.7

Total:
North	1,035	1,399	$752.0	$1,015.8
Mid-Atlantic	1,621	1,954	1,012.8	1,295.5
South	1,286	1,429	773.8	831.2
West	1,095	1,317	929.2	1,164.2

Total consolidated	5,037	6,099	$3,467.8	$4,306.7

Contracts — Nine months ended July 31,

	2007	2006	2007	2006
	Units	Units	(In millions)	(In millions)

Completed contract communities(1):
North	1,209	1,291	$848.2	$915.8
Mid-Atlantic	1,214	1,597	776.2	1,044.0
South	716	1,089	399.1	666.4
West	604	1,124	588.6	1,075.1

Total	3,743	5,101	$2,612.1	$3,701.3

Percentage of completion communities:
North	40	48	$29.4	$35.3
South	1	5	3.3	17.8

Total	41	53	$32.7	$53.1

Total:
North	1,249	1,339	$877.6	$951.1
Mid-Atlantic	1,214	1,597	776.2	1,044.0
South	717	1,094	402.4	684.2
West	604	1,124	588.6	1,075.1

Total consolidated	3,784	5,154	$2,644.8	$3,754.4

(1)	Completed contract communities contracts and backlog include certain projects that have extended sales and construction cycles. Information related to these projects contracts signed in the three-month and nine-month periods ended July 31, 2007 and 2006, and the backlog of undelivered homes at July 31, 2007 and 2006 are provided below.

	2007	2006	2007	2006
	Units	Units	(In millions)	(In millions)

Contracts — Three months ended July 31,
North	27	29	$22.5	$27.0
Mid-Atlantic	3	4	1.1	1.4
West	(2)		(0.6)

Total	28	33	$23.0	$28.4

Contracts — Nine months ended July 31,
North	301	192	$299.4	$179.3
Mid-Atlantic	12	22	5.1	8.4
West		16	0.4	12.2

Total	313	230	$304.9	$199.9

Backlog at July 31,
North	557	208	$543.4	$194.9
Mid-Atlantic	70	52	28.7	21.3
West	26	23	18.6	17.8

Total	653	283	$590.7	$234.0

(2)	Percentage of Completion deliveries in the three-month and nine-month periods ended July 31, 2007 are provided below.

	2007	2006	2007	2006
	Units	Units	(In millions)	(In millions)

Deliveries for the three-month period ended July 31,
North	64		$52.2
South	3		3.9

Total	67	—	$56.1	—

Deliveries for the nine-month period ended July 31,
North	224		$163.4
South	59		69.6

Total	283	—	$233.0	—

Contract Cancellations

Contract cancellation rates (total contracts cancelled divided by gross contracts signed) as a percentage of units and value for the three months and nine months ended July 31, 2007 and 2006 were as follows:

	Units		Value
	2007	2006	2007	2006

Three months ended July 31,
North	16.9%	9.1%	18.8%	9.6%
Mid-Atlantic	12.3%	11.9%	12.4%	12.5%
South	32.8%	21.6%	32.9%	18.9%
West	40.1%	31.9%	38.6%	31.5%
Total	23.8%	18.0%	25.2%	19.0%

	Units		Value
	2007	2006	2007	2006

Nine months ended July 31,
North	12.1%	6.8%	12.5%	7.1%
Mid-Atlantic	13.9%	8.8%	13.9%	8.8%
South	32.6%	12.3%	31.2%	11.4%
West	42.8%	20.1%	40.8%	20.5%
Total	23.6%	11.8%	24.1%	12.6%

Unconsolidated entities:

The Company has investments and advances to several entities that are accounted for using the equity method of accounting. Information on revenues, contracts signed and backlog are provided below:

	2007	2006	2007	2006
	Units	Units	(In millions)	(In millions)

Revenues
Three months ended July 31,	16	23	$11.7	$14.2
Nine months ended July 31,	66	167	$47.1	$95.3
Contracts
Three months ended July 31,	38	30	$33.6	$19.2
Nine months ended July 31,	131	83	$97.4	$51.9
Backlog at July 31,	90	19	$68.3	$12.6

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily due to fluctuations in interest rates. We utilize both fixed-rate and variable-rate debt. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it. The table below sets forth, at July 31, 2007, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value ($ amounts in thousands):

	Fixed-Rate Debt		Variable-Rate Debt
		Weighted-		Weighted-
		Average		Average
		Interest		Interest
Fiscal Year of Maturity	Amount	Rate	Amount	Rate

2007	$88,378	7.59%	$127,184	6.24%
2008	52,987	6.06%	1,900	6.63%
2009	15,338	6.95%	150	4.00%
2010	18,482	6.47%	113,888	6.07%
2011	270,564	7.75%	331,817	5.82%
Thereafter	1,309,494	6.04%	12,845	4.00%
Discount	(7,979)

Total	$1,747,264	6.39%	$587,784	5.92%

Fair value at July 31, 2007	$1,640,918		$587,784

(a)	We have a $1.89 billion credit facility consisting of a $1.56 billion unsecured revolving credit facility and a $331.7 million term loan facility (collectively, the “Credit Facility”) with 35 banks, which extends to March 17, 2011. At July 31, 2007, interest was payable on borrowings under the revolving credit facility at 0.475% (subject to adjustment based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At July 31, 2007, we had no outstanding borrowings against the revolving credit facility, but had letters of credit of approximately $387.8 million outstanding under it. Under the term loan facility, interest is payable at 0.50% (subject to adjustment based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At July 31, 2007, interest was payable on the $331.7 million term loan at 5.82%.

(b)	Our mortgage subsidiary has a $150 million line of credit with four banks to fund mortgage originations. The line is due within 90 days of demand by the banks and bears interest at the banks’ overnight rate plus an agreed-upon margin. At July 31, 2007, the subsidiary had $127.2 million outstanding under the line at an average interest rate of 6.24%. Borrowings under this line are included in the fiscal 2007 maturities.

Based upon the amount of variable-rate debt outstanding at July 31, 2007, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $5.9 million per year.

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

There has not been any change in internal control over financial reporting during our quarter ended July 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In January 2006, we received a request for information pursuant to Section 308 of the Clean Water Act from Region 3 of the Environmental Protection Agency (the “EPA”) requesting information about storm water discharge practices in connection with our homebuilding projects in the states that comprise EPA Region 3. To the extent the EPA’s review were to lead the EPA to assert violations of state and/or federal regulatory requirements and request injunctive relief and/or civil penalties, we would defend and attempt to resolve any such asserted violations. At this time, we cannot predict the outcome of the EPA’s review.

On April 17, 2007, a securities class action was filed against Toll Brothers, Inc. and Robert I. and Bruce E. Toll in the U.S. District Court for the Eastern District of Pennsylvania. The original plaintiff, Desmond Lowrey, has been replaced by two new lead plaintiffs: The City of Hialeah Employees’ Retirement System and the Laborers Pension Trust Funds for Northern California. On August 14, 2007, an amended complaint was filed on behalf of the purported class of purchasers of our common stock between December 9, 2004 and November 8, 2005 and the following individual defendants, who are directors and/or officers of Toll Brothers, Inc., were added to the suit: Zvi Barzilay, Joel H. Rassman, Robert S. Blank, Paul E. Shapiro, Carl B. Marbach, Richard Braemer, and Joseph R. Sicree. The amended complaint on behalf of the purported class alleges that the defendants violated Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934. We believe that this lawsuit is without merit and intend to vigorously defend against it.

On May 21, 2007, a consumer class action was filed against Toll Brothers, Inc., our mortgage company subsidiary and our title company subsidiary in the United States District Court for the Eastern District of Pennsylvania. We filed a motion to dismiss the complaint and, thereafter, the complaint was voluntarily withdrawn, without prejudice.

We are involved in various other claims and litigation arising principally in the ordinary course of business. We believe that the disposition of these matters will not have a material adverse effect on our business or our financial condition.

There are no other proceedings required to be disclosed pursuant to Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

If our customers are not able to obtain suitable financing, our business may decline.

Our business and earnings also depend on the ability of our potential customers to obtain mortgages for the purchase of our homes. The uncertainties created by recent events in the sub-prime mortgage market and their impact on the overall mortgage market, including the tightening of credit standards, could adversely affect the ability of our customers to obtain financing for a home purchase, thus preventing our potential customers from purchasing our homes. Moreover, increases in the cost of home mortgage financing could prevent our potential customers from purchasing our homes. In addition, where our potential customers must sell their existing homes in order to buy a home from us, increases in mortgage costs could prevent the buyers of our potential customers’ existing homes from obtaining the mortgages they need to complete the purchase, which could result in our potential customers’ inability to buy a home from us. If our potential customers or the buyers of our customers’ current homes are not able to afford or obtain suitable financing under such circumstances, our sales and revenues could decline. Similar risks apply to those buyers who are in our backlog of homes to be delivered. If our customers cannot obtain suitable financing in order to purchase our homes, our sales and profitability could be materially affected.

If our ability to resell mortgages to investors is impaired, we may be required to fund these commitments ourselves.

Normally, when our mortgage subsidiary provides, at the time of the closing of the home, a mortgage at a previously locked in rate, it has an agreement with an investor to acquire the mortgage. Should the resale market for our mortgages decline or the underwriting requirements by our investors become more stringent, our ability to sell future mortgages could decline and we could be required, among other things, to fund our commitments to our buyers with our own financial resources or require our home buyer to find another source of financing.

Except as set forth above, there has been no material change in our risk factors as previously disclosed in our Form 10-K for the fiscal year ended October 31, 2006 in response to Item 1A. to Part 1 of such Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended July 31, 2007 we repurchased the following shares of our common stock:

			Total Number	Maximum
	Total	Average	of Shares	Number of Shares
	Number of	Price	Purchased as Part of a	That May Yet be
	Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share	Plan or Program(1)	Plan or Program(1)
	(In thousands)		(In thousands)	(In thousands)

May 1, 2007 to May 31, 2007	8	$29.39	8	12,066
June 1, 2007 to June 31, 2007	6	$27.83	6	12,060
July 1, 2007 to July 31, 2007	4	$24.72	4	12,056

Total	18	$27.79	18

(1)	On March 26, 2003, we announced that our Board of Directors had authorized the repurchase of up to 20 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.

Except as set forth above, we did not repurchase any of our equity securities during the three-month period ended July 31, 2007.

We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so. Rather, we will follow a policy of retaining earnings in order to finance the continued growth of our business and, from time to time, repurchase shares of our common stock.

The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our earnings, capital requirements, our operating and financial condition, and any contractual limitations then in effect. In this regard, our senior subordinated notes contain restrictions on the amount of dividends we may pay on our common stock. In addition, our Credit Facility requires us to maintain a minimum tangible net worth (as defined in the credit agreement), which restricts the amount of dividends we may pay. At July 31, 2007, under the most restrictive of these provisions, we could have paid up to approximately $1.32 billion of cash dividends.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

3.1		Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant is hereby incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007.
4	.1*	Fifteenth Supplemental Indenture dated as of June 25, 2007 by and among the parties listed on Schedule I thereto, and The Bank of New York Trust, N.A. as successor Trustee.
4	.2*	Sixteenth Supplemental Indenture dated as of June 27, 2007 by and among the parties listed on Schedule I thereto, and The Bank of New York Trust, N.A. as successor Trustee.
4.3		Rights Agreement dated as of June 13, 2007, by and between the Registrant and American Stock Transfer & Trust Company, as Rights Agent is hereby incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007.
10.1		Amendment dated as of June 13, 2007 to the Advisory and Non-Competition Agreement dated as of November 1, 2004, between the Registrant and Bruce E. Toll is hereby incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007.
10	.2*	Form of Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007).
10	.3*	Form of Addendum to Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007).
10	.4*	Form of Stock Award Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007).
10	.5*	Form of Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Non-Employee Directors (2007).
10	.6*	Form of Addendum to Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Non-Employee Directors (2007).
10	.7*	Form of Stock Award Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Non-Employee Directors (2007).
31	.1*	Certification of Robert I. Toll pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Joel H. Rassman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Robert I. Toll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Joel H. Rassman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC.
(Registrant)

By:	Joel H. Rassman
Joel H. Rassman
Executive Vice President, Treasurer and Chief
Financial Officer (Principal Financial Officer)

Date: September 6, 2007

By:	Joseph R. Sicree
Joseph R. Sicree
Senior Vice President and Chief Accounting
Officer (Principal Accounting Officer)

Date: September 6, 2007