Form 10-K
period 2007-10-31
TOLL BROTHERS INC
filed 2007-12-21
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-9186

TOLL BROTHERS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	23-2416878
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)

250 Gibraltar Road, Horsham, Pennsylvania	19044
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(215) 938-8000

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock (par value $.01)*	New York Stock Exchange
Guarantee of Toll Brothers Finance Corp. 6.875% Senior Notes due 2012	New York Stock Exchange
Guarantee of Toll Brothers Finance Corp. 5.95% Senior Notes due 2013	New York Stock Exchange
Guarantee of Toll Brothers Finance Corp. 4.95% Senior Notes due 2014	New York Stock Exchange
Guarantee of Toll Brothers Finance Corp. 5.15% Senior Notes due 2015	New York Stock Exchange

* Includes associated Right to Purchase Series A Junior Participating Preferred Stock.

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑       Accelerated filer ☐      Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of April 30, 2007, the aggregate market value of the Common Stock held by non-affiliates (all persons other than executive officers and directors of Registrant) of the Registrant was approximately $3,784,846,000.

As of December 11, 2007, there were approximately 158,249,000 shares of Common Stock outstanding.

Documents Incorporated by Reference:

Portions of the proxy statement of Toll Brothers, Inc. with respect to the 2008 Annual Meeting of Stockholders, scheduled to be held on March 12, 2008, are incorporated by reference into Part III of this report.

PART I

ITEM 1.	BUSINESS

General

Toll Brothers, Inc., a Delaware corporation formed in May 1986, began doing business through predecessor entities in 1967. When this report uses the words “we,” “us,” and “our,” it refers to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires.

We design, build, market and arrange financing for single-family detached and attached homes in luxury residential communities. We are also involved, directly and through joint ventures, in projects where we are building, or converting existing rental apartment buildings into high-, mid- and low-rise luxury homes. We cater to move-up, empty-nester, active-adult, age-qualified and second-home buyers in 22 states of the United States. In the five years ended October 31, 2007, we delivered 35,931 homes from 618 communities, including 7,023 homes from 385 communities in fiscal 2007. Included in the five-year and fiscal 2007 deliveries are 336 units that were delivered from several communities where we use the percentage of completion accounting method to recognize revenues and cost of revenues.

Our traditional, single-family communities are generally located on land we have either acquired and developed or acquired fully approved and, in some cases, improved. Currently, we operate in the major suburban and urban residential areas of:

•	the Philadelphia, Pennsylvania metropolitan area

•	the Lehigh Valley area of Pennsylvania

•	central and northern New Jersey

•	the Virginia and Maryland suburbs of Washington, D.C.

•	the Baltimore, Maryland metropolitan area

•	the Eastern Shore of Maryland and Delaware

•	the Richmond, Virginia metropolitan area

•	the Boston, Massachusetts metropolitan area

•	the Providence, Rhode Island metropolitan area

•	Fairfield, Hartford and New Haven Counties, Connecticut

•	Westchester, Dutchess and Ulster Counties, New York

•	the boroughs of Manhattan, Brooklyn and Queens in New York City

•	the Los Angeles, California metropolitan area

•	the San Francisco Bay, Sacramento and San Jose areas of northern California

•	the Palm Springs, California area

•	the Phoenix and Tucson, Arizona metropolitan areas

•	the Raleigh and Charlotte, North Carolina metropolitan areas

•	the Dallas, Austin and San Antonio, Texas metropolitan areas

•	the southeast and southwest coasts and the Jacksonville, Orlando and Tampa areas of Florida

•	the Atlanta, Georgia metropolitan area

•	the Las Vegas and Reno, Nevada metropolitan areas

•	the Detroit, Michigan metropolitan area

•	the Chicago, Illinois metropolitan area

•	the Denver, Colorado metropolitan area

•	the Hilton Head area of South Carolina

•	the Minneapolis/St. Paul, Minnesota metropolitan area

•	the Martinsburg, West Virginia area

We continue to explore additional geographic areas for expansion.

We operate our own land development, architectural, engineering, mortgage, title, landscaping, lumber distribution, house component assembly, and manufacturing operations. We also develop, own and operate golf courses and country clubs associated with several of our master planned communities.

Beginning in the fourth quarter of fiscal 2005, continuing throughout fiscal 2006 and 2007 and into the first quarter of fiscal 2008, we, and our industry as a whole, have experienced a slowdown. We believe this slowdown is attributable to a decline in consumer confidence, an overall softening of demand for new homes, an oversupply of homes available for sale, the inability of some of our home buyers to sell their current home and the direct and indirect impact of the turmoil in the mortgage loan market. We attribute the reduction in demand to concerns on the part of prospective home buyers about the direction of home prices, due in part to the constant media attention with regard to the potential of mortgage foreclosures, many home builders’ advertising price reductions and increased sales incentives, and concerns by prospective home buyers about being able to sell their existing homes. In addition, we believe speculators and investors are no longer helping to fuel demand.

For information and analyses of recent trends in our operations and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K, and for financial information about our revenues, earnings, assets, liabilities, stockholders’ equity and cash flows, please see the accompanying consolidated financial statements and notes thereto in Item 8 of this Form 10-K.

At October 31, 2007, we were operating from 368 communities containing approximately 27,900 home sites that we owned or controlled through options. Of the 27,900 home sites, 23,950 were available for sale and 3,950 were under agreement of sale but not yet delivered (“backlog”). Of the 368 communities, 315 were offering homes for sale, 3 had been offering homes for sale but were temporarily closed due to the lack of availability of improved home sites and 50 were sold out but not all homes had been completed and delivered. At October 31, 2007, we also owned or controlled through options approximately 31,400 home sites in 239 proposed communities. We expect to be selling from approximately 300 communities by October 31, 2008. Of the approximately 59,300 total home sites that we owned or controlled through options at October 31, 2007, we owned approximately 37,100.

At October 31, 2007, we were offering single-family detached homes in 216 communities at prices, excluding customized options and lot premiums, generally ranging from $244,000 to $2,254,000. During fiscal 2007, the average base price of detached homes delivered was approximately $648,000. On average, our detached home buyers added approximately 24.1%, or $156,000 per home, in customized options and lot premiums to the base price of homes delivered in fiscal 2007.

At October 31, 2007, we were offering attached homes in 99 communities at prices, excluding customized options and lot premiums, generally ranging from $185,000 to $2,550,000, with some units offered at prices higher than $2,550,000. During fiscal 2007, the average base price of attached homes delivered was approximately $472,000. On average, our attached home buyers added approximately 10.1%, or $48,000 per home, in customized options and lot premiums to the base price of homes delivered in fiscal 2007.

We had a backlog (homes under contract but not yet delivered to home buyers as of the reporting date) of $2.85 billion (3,950 homes) at October 31, 2007 and $4.49 billion (6,533 homes) at October 31, 2006. Backlog at October 31, 2007 and 2006 has been reduced by $55.2 million and $170.1 million, respectively, for revenue we recognized using the percentage of completion accounting method. Of the homes in backlog at October 31, 2007, approximately 94% of the homes were scheduled to be delivered by October 31, 2008.

In recognition of our achievements, we have received numerous awards from national, state and local home builder publications and associations. We are the only publicly traded national home builder to have won all three of the industry’s highest honors: America’s Best Builder (1996), the National Housing Quality Award (1995), and Builder of the Year (1988).

We attempt to reduce certain risks by: controlling land for future development through options whenever possible, thus allowing us to obtain the necessary governmental approvals before acquiring title to the land; generally commencing construction of a home only after executing an agreement of sale with a buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis. Our risk reduction strategy of not commencing the construction of a home until we had an agreement of sale with a buyer was effective in the past, but due to the significant number of cancellations of agreements of sale that we have had in our fiscal 2006 and 2007 years, at October 31, 2007, we have a significant number of homes under construction for which we do not have an agreement of sale. In order to obtain better terms or prices, or due to competitive pressures, we may purchase properties outright, or acquire an underlying mortgage, prior to obtaining all of the governmental approvals necessary to commence development.

Our Communities

Our communities are generally located in affluent suburban areas near major highways providing access to major cities. We are also operating in the affluent urban markets of Hoboken and Jersey City, New Jersey; New York City, New York; and Philadelphia, Pennsylvania. We currently operate in 22 states around the country. The following table lists the states in which we operate and the fiscal years in which we or our predecessors commenced operations:

Fiscal Year
State	of Entry

Pennsylvania	1967
New Jersey	1982
Delaware	1987
Massachusetts	1988
Maryland	1988
Virginia	1992
Connecticut	1992
New York	1993
California	1994
North Carolina	1994
Texas	1995
Florida	1995
Arizona	1995
Nevada	1998
Illinois	1998
Michigan	1999
Rhode Island	2000
Colorado	2001
South Carolina	2002
Minnesota	2005
West Virginia	2006
Georgia	2007

We market our high-quality single-family homes to “upscale” luxury home buyers, generally comprised of those persons who have previously owned a principal residence and who are seeking to buy a larger home — the so-called “move-up” market. We believe our reputation as a developer of homes for this market enhances our competitive position with respect to the sale of our smaller, more moderately priced detached homes, as well as our attached homes.

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

In 1999, we opened for sale our first active-adult, age-qualified community for households in which at least one member is 55 years of age. We are currently selling from 20 such communities and expect to open additional age-qualified communities during the next few years. In fiscal 2007, 6.6% of the value of new contracts signed was in active-adult communities.

We also sell homes in the second-home market. We have been selling homes in this market for several years and currently offer them in Arizona, California, Delaware, Florida, Maryland, Nevada, Pennsylvania and South Carolina.

In order to serve a growing market of affluent move-up families, empty-nesters and young professionals seeking to live in or close to major cities, we have developed and/or are developing a number of high-density, high-, mid- and low-rise urban luxury communities and are in the process of converting several for-rent apartment buildings to condominiums. These communities, which we are currently developing on our own or through joint ventures, are located in Phoenix, Arizona; Dublin and Ontario, California; Singer Island, Florida; Bloomingdale, Illinois; North Bethesda, Maryland; Hoboken and Jersey City, New Jersey; the boroughs of Manhattan, Brooklyn and Queens, New York; Philadelphia, Pennsylvania and its suburbs; and Leesburg, Virginia.

We believe that the demographics of our move-up, empty-nester, active-adult, age-qualified and second-home up-scale markets will provide us with the potential for growth in the coming decade. According to the U.S. Census Bureau, the number of households earning $100,000 or more (in constant 2006 dollars) now stands at 22.2 million households, approximately 19.1% of all households. This group has grown at five times the rate of increase of all U.S. households since 1980. According to Claritas, Inc., a provider of demographic information, approximately 9.1 million of these households are located in our current markets. According to Harvard University, the number of projected new household formations over the next ten years will be approximately 14.6 million. In addition, Advertising Age magazine predicts that, as the baby boomers mature and become more affluent, second- home ownership will grow from approximately 6.4 million homes in 2000 to an estimated 10.0 million homes in 2010.

Although the leading edge of the baby boom generation is now in its late 50’s and early 60’s, the largest group of baby boomers, the more than four million born annually between 1954 and 1964, are now in their peak move-up home buying years. The number of households with persons 55 to 64 years old, the focus of our age-qualified communities, is projected to increase by over 49% between the year 2000 and the year 2010, according to Joint Center for Housing Studies at Harvard University.

We develop individual stand-alone communities as well as multi-product master planned communities. We currently have 33 master planned communities. Our master planned communities, many of which include golf courses and other country club-type amenities, enable us to offer multiple home types and sizes to a broad range of move-up, empty-nester, active-adult and second-home buyers. We realize efficiencies from shared common costs such as land development and infrastructure over the several communities within the master planned community. We currently have master planned communities in Arizona, California, Florida, Illinois, Maryland, Michigan, Nevada, New Jersey, North Carolina, Pennsylvania, South Carolina, Texas, Virginia and West Virginia.

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

Our Homes

In most of our single-family detached home communities, we offer at least four different house floor plans, each with several substantially different architectural styles. In addition, the exterior of each basic floor plan may be varied further by the use of stone, stucco, brick or siding. Our traditional attached home communities generally offer several different floor plans with two, three or four bedrooms.

In all of our communities, a wide selection of options is available to purchasers for additional charges. The number and complexity of options typically increase with the size and base selling price of our homes. Major options include additional garages, guest suites and other additional rooms, finished lofts and extra fireplaces. On average, options purchased by our detached home buyers, including lot premiums, added approximately 24.1%, or $156,000 per home, to the base price of homes delivered in fiscal 2007, and options purchased by our attached home buyers added approximately 10.1%, or $48,000 per home, to the base price of homes delivered in fiscal 2007.

The general range of base sales prices for our different lines of homes at October 31, 2007, was as follows:

Detached homes
Move-up	$244,000	—	$1,000,000
Executive	279,000	—	958,000
Estate	332,000	—	2,254,000
Active-adult, age-qualified	261,000	—	583,000
Attached homes
Flats	$219,000	—	$755,000
Townhomes/Carriage homes	185,000	—	939,000
Active-adult, age-qualified	232,000	—	703,000
High-rise/Mid-rise	276,000	—	2,550,000

At October 31, 2007, we were offering some of our single-family attached units at prices that were considerably higher than $2.6 million.

Contracts for the sale of homes are at fixed prices. In the past, the prices at which homes were offered in a community generally increased during the period in which that community was offering homes for sale; however, with the current weak market, there can be no assurance that sales prices will increase in the future. In fiscal 2007, the average incentive on homes delivered was approximately $34,100 as compared to approximately $10,100 in fiscal 2006.

We offer some of the same basic home designs in similar communities. However, we are continuously developing new designs to replace or augment existing ones to ensure that our homes reflect current consumer tastes. We use our own architectural staff, and also engage unaffiliated architectural firms, to develop new designs. During the past year, we introduced 70 new single-family detached models, 28 new single-family attached models and 32 new condominium units.

We operate in the following four geographic segments around the United States: the North, consisting of Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, New York, Ohio and Rhode Island; the Mid-Atlantic, consisting of Delaware, Maryland, Pennsylvania, Virginia and West Virginia; the South, consisting of Florida, Georgia, North Carolina, South Carolina and Texas; and the West, consisting of Arizona, California, Colorado and Nevada. We began operations in Georgia in the fourth quarter of fiscal 2007. We stopped selling homes in Ohio in fiscal 2005 and delivered our last home there in fiscal 2006. Our operations in Ohio were immaterial to the North geographic segment.

The following table summarizes closings and new contracts signed during fiscal 2007, 2006 and 2005, and backlog at October 31, 2007, 2006 and 2005 (dollars in millions):

Closings

Geographic	2007	2006	2005	2007	2006	2005
Segments	Units(a)	Units	Units	$(a)(b)	$(b)	$

North	1,467	1,983	1,870	$1,084.1	$1,444.2	$1,126.3
Mid-Atlantic	2,137	2,697	3,290	1,338.4	1,777.5	2,056.6
South	1,631	2,017	1,312	970.8	1,184.6	701.4
West	1,452	1,904	2,297	1,241.8	1,709.0	1,875.0

Total	6,687	8,601	8,769	$4,635.1	$6,115.3	$5,759.3

Contracts (c)

Geographic	2007	2006	2005	2007	2006	2005
Segments	Units	Units	Units	$	$	$

North	1,485	1,673	2,297	$1,029.4	$1,177.3	$1,517.8
Mid-Atlantic	1,505	1,942	3,405	950.4	1,262.8	2,263.6
South	829	1,294	2,329	457.3	800.3	1,306.3
West	621	1,255	2,341	573.0	1,220.3	2,064.7

Total	4,440	6,164	10,372	$3,010.1	$4,460.7	$7,152.4

Backlog at October 31 (d)

Geographic	2007	2006	2005	2007	2006	2005
Segments	Units	Units	Units	$	$	$

North	1,497	1,756	1,901	$1,089.7	$1,247.1	$1,275.3
Mid-Atlantic	973	1,605	2,360	676.7	1,064.7	1,579.4
South	806	1,667	2,390	475.6	1,010.4	1,334.9
West	674	1,505	2,154	667.6	1,336.3	1,825.0
less, revenue recognized				(55.2)	(170.1)

Total	3,950	6,533	8,805	$2,854.4	$4,488.4	$6,014.6

(a)	Excludes 336 units delivered in fiscal 2007 that were accounted for using the percentage of completion method with an aggregate delivered value of $263.3 million (277 units with a value of $193.7 million in the North segment and 59 units with a value of $69.6 million in the South segment).

(b)	Includes percentage of completion revenues of $91.0 million and $48.5 million in the North and South, respectively, in fiscal 2007, and $110.3 million and $59.8 million in the North and South, respectively, in fiscal 2006.

(c)	Includes $24.4 million (27 units) in buildings that are accounted for using the percentage of completion accounting method (27 units with a value of $22.0 million in the North segment and $2.4 million in the South segment) in fiscal 2007, and $59.1 million (65 units) in buildings that are accounted for using the percentage of completion accounting method (61 units with a value of $43.1 million in the North segment and 4 units with a value of $16.0 million in the South segment) in fiscal 2006.

(d)	Includes $85.4 million (83 units) in buildings that are accounted for using the percentage of completion accounting method (66 units with a value of $38.7 million in the North segment and 17 units with a value of $46.7 million in the South) at October 31, 2007, and $324.4 million (392 units) (316 units with a value of $210.4 million in the North segment and 76 units with a value of $114.0 million in the South segment) at October 31, 2006.

The following table summarizes certain information with respect to our residential communities under development at October 31, 2007:

					Homes
	Total	Number of			Under
Geographic	Number of	Selling	Homes	Homes	Contract but	Home Sites
Segment	Communities	Communities	Approved	Closed	not Closed	Available

North	104	79	11,766	4,884	1,497	5,385
Mid-Atlantic	93	86	15,134	6,614	973	7,547
South	90	78	11,025	4,073	806	6,146
West	81	72	9,935	4,398	674	4,863

Total	368	315	47,860	19,969	3,950	23,941

At October 31, 2007, significant site improvements had not commenced on approximately 11,300 of the 23,941 available home sites. Of the 23,941 available home sites, 3,725 were not yet owned by us, but were controlled through options.

Of the 368 communities under development at October 31, 2007, 315 were offering homes for sale, 3 had been offering homes but were temporarily closed at October 31, 2007 due to the unavailability of improved home sites and 50 were sold out but not all homes had been completed and delivered. Of the 315 communities in which homes were being offered for sale at October 31, 2007, 216 were single-family detached home communities containing a total of 529 homes (exclusive of model homes) under construction but not under contract, and 99 were attached home communities containing a total of 1,375 homes (exclusive of model homes) under construction but not under contract. We had a higher than normal number of homes under construction but not under contract at October 31, 2007 due to the increased number of contract cancellations by home buyers in fiscal 2007. Of the 1,375 homes under construction but not under contract in attached home communities, 408 were in high- and mid-rise projects and 294 were in two communities that we acquired and are converting to condominium units.

For more information regarding revenues, income before income taxes and assets by geographic segment, see Note 14 of the “Notes to the Consolidated Financial Statements”, “Information on Business Segments.”

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

We generally enter into agreements to purchase land, referred to herein as “land purchase contracts,” “purchase agreements,” “options” or “option agreements,” on a non-recourse basis, thereby limiting our financial exposure to the amounts expended in obtaining any necessary governmental approvals, the costs incurred in the planning and design of the community and, in some cases, some or all of our deposit. The use of options or purchase agreements may increase the price of land that we eventually acquire, but reduces our risk by allowing us to obtain the necessary development approvals before acquiring the land or allowing us to delay the acquisition to a later date. Historically, as approvals were obtained, the value of the options, purchase agreements and land generally increased. However, in any given time period, this may not happen. We have the ability to extend many of these options for varying periods of time, in some cases by making an additional payment and, in other cases, without any additional payment. Our purchase agreements are typically subject to numerous conditions including, but not limited to, our ability to obtain necessary governmental approvals for the proposed community. Our initial payment on an agreement may be returned to us if all approvals are not obtained, although pre-development costs may not be recoverable. We generally have the right to cancel any of our agreements to purchase land by forfeiture of some or all of the money we have paid on the agreement.

We also have investments in four joint ventures that are developing large tracts of land in Arizona and Nevada. Under the terms of the joint venture agreements, we have the right to purchase and in some cases are required to purchase home sites upon the completion of the development work on the land. For more information regarding these joint ventures, see Note 3 of the “Notes to the Consolidated Financial Statements”, “Investments in and Advances to Unconsolidated Entities.”

Our ability to continue development activities over the long-term will be dependent upon our continued ability to locate and enter into options or agreements to purchase land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of such land.

The following is a summary of the parcels of land that we either owned or controlled through options or purchase agreements at October 31, 2007 for proposed communities, as distinguished from those currently under development:

	Total	Number of
Geographic	Number of	Homes
Segment	Communities	Planned

North	46	6,106
Mid-Atlantic	92	9,725
South	28	3,382
West	73	12,147

	239	31,360

Of the 31,360 planned home sites, at October 31, 2007, we owned 12,973 and controlled 18,387 through options and purchase agreements. At October 31, 2007, the aggregate purchase price of land parcels under option and purchase agreements was approximately $2.33 billion (including $1.21 billion of land to be acquired from joint ventures in which we have invested). Of the $2.33 billion of land purchase commitments, we had paid or deposited $130.5 million and had investments in or guaranteed loans on behalf of joint ventures of $196.2 million. The purchases of these home sites are scheduled over the next several years.

We evaluate all of the land under our control for proposed communities on an ongoing basis for continued economic and market feasibility. During the year ended October 31, 2007, such feasibility analyses resulted in approximately $37.9 million of capitalized costs related to proposed communities being charged to cost of revenue because they were no longer deemed to be recoverable.

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

Each community is managed by a project manager. Working with sales staff, construction managers, marketing personnel and, when required, other in-house and outside professionals such as accountants, engineers, architects and legal counsel, the project manager is responsible for supervising and coordinating the various developmental steps from the approval stage through land acquisition, marketing, selling, construction and customer service, and for monitoring the progress of work and controlling expenditures. Major decisions regarding each community are made in consultation with senior members of our management team.

Since we build single-family detached and attached homes that generally take less than one year to build, we recognize revenue and costs from these home sales only when title and possession of a home is transferred to the buyer, which usually occurs shortly after home construction is substantially completed. For high-rise/mid-rise projects where the construction time is substantially more than one year and which qualify under Statement of Financial Accounting Standard No. 66 for percentage of completion accounting, revenues and costs of individual communities are recognized on the individual projects’ aggregate value of units for which the home buyers have signed binding agreements of sale, less an allowance for cancellations, and is based on the percentage of total estimated construction costs which have been incurred. For high-rise/mid-rise projects that do not qualify for percentage of completion accounting, we recognize revenues and costs when title and possession of a home is transferred to the buyer.

The most significant variable affecting the timing of our revenue stream, other than housing demand, is the opening of the community for sale, which generally occurs shortly after receipt of final land regulatory approvals. Receipt of approvals permits us to begin the process of obtaining executed sales contracts from home buyers. Although our sales and construction activities vary somewhat by season, which affects the timing of closings, any such seasonal effect is relatively insignificant compared to the effect of the timing of receipt of final governmental approvals, the opening of the community and the subsequent timing of closings.

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

We typically have a sales office in each community that is staffed by our own sales personnel. Sales personnel are generally compensated with both salary and commission. A significant portion of our sales is also derived from the introduction of customers to our communities by local cooperating realtors.

We advertise in newspapers, other local and regional publications, and on billboards. We also use videotapes and attractive color brochures to market our communities. The Internet is also an important resource we use in marketing and providing information to our customers. A visitor to our award winning web site, www.tollbrothers.com, can obtain detailed information regarding our communities and homes across the country, take panoramic or video tours of our homes and design their own homes based upon our available floor plans and options.

All our homes are sold under our limited warranty as to workmanship and mechanical equipment. Many homes also come with a limited ten-year warranty as to structural integrity.

We have a two-step sales process. The first step takes place when a potential home buyer visits one of our communities and decides to purchase one of our homes, at which point the home buyer signs a non-binding deposit agreement and provides a small, refundable deposit. This deposit will reserve, for a short period of time, the home site or unit that the home buyer has selected and will lock in the base price of the home. Deposit rates are tracked on a weekly basis to help us monitor the strength or weakness in demand in each of our communities. If demand for homes in a particular community is strong, senior management will determine whether the base selling prices in that community should be increased, whereas if demand for the homes in a particular community is weak, we may determine whether sales incentives and/or discounts on home prices should be added to the community’s sales effort. Because these deposit agreements are non-binding, they are not recorded as signed contracts, nor are they recorded in backlog.

The second step in the sales process occurs when we actually sign a binding agreement of sale with the home buyer and the home buyer typically gives us a cash down payment which, historically, has been approximately 7%, on average, of the total purchase price of the home. Between the time that the home buyer signs the non-binding deposit agreement and the binding agreement of sale, he or she is required to complete a financial questionnaire that gives us the ability to evaluate whether the home buyer has the financial resources necessary to purchase the home. If we determine that the home buyer is not financially qualified, we will not enter into an agreement of sale with the home buyer. During fiscal 2007, 2006 and 2005, our customers signed 6,025, 7,470 and 10,869 gross contracts, respectively. They cancelled 1,585, 1,306 and 497 contracts during fiscal 2007, 2006 and 2005, respectively. Contract cancellations in a fiscal year include contracts signed in that fiscal year as well as contracts signed in prior fiscal years. When we report contracts signed, the number and value of contracts signed is reported net of any cancellations occurring during the reporting period, whether signed in that reporting period or in a prior period. Only outstanding agreements of sale that have been signed by both the home buyer and us as of the end of the period on which we are reporting are included in backlog. Of the value of backlog reported on October 31, 2006, 2005 and 2004, home buyers subsequently cancelled approximately 19.9%, 19.2% and 16.5% of it, respectively.

At October 31, 2007, we had $2.85 billion of backlog, net of $55.2 million of revenues recognized under the percentage of completion accounting method. Of the homes in backlog at October 31, 2007, approximately 94% of the homes were scheduled to be delivered by October 31, 2008.

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

Regulation and Environmental Matters

We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular property or locality. In a number of our markets, there has been an increase in state and local legislation authorizing the acquisition of land as dedicated open space, mainly by governmental, quasi-public and non-profit entities. In addition, we are subject to various licensing, registration and filing requirements in connection with the construction, advertisement and sale of homes in our communities. The impact of these laws has been to increase our overall costs, and may have delayed the opening of communities or caused us to conclude that development of particular communities would not be economically feasible, even if any or all necessary governmental approvals were obtained. See “Land Policy” in this Item 1. We also may be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums in one or more of the areas in which we operate. Generally, such moratoriums relate to insufficient water or sewage facilities or inadequate road capacity.

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

Employees

At October 31, 2007, we employed 4,329 persons full-time compared to 5,542 at October 31, 2006 and 6,147 at July 31, 2006. Of the 4,329 full-time employees at October 31, 2007, 243 were in executive management positions, 474 were engaged in sales activities, 381 were in project management activities, 1,708 were in administrative and clerical activities, 738 were in construction activities, 152 were in architectural and engineering activities, 375 were in golf course operations, and 258 were in manufacturing and distribution. At October 31, 2007, we were subject to one collective bargaining agreement that covered approximately 2% of our employees. We consider our employee relations to be good.

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

Our Board of Directors has an audit committee, an executive compensation committee and a nominating and corporate governance committee. Each of these committees has a formal charter. We also have Corporate Governance Guidelines, a Code of Ethics for the Principal Executive Officer and Senior Financial Officers, and a Code of Ethics and Business Conduct which applies to all directors, officers and employees. Copies of these charters, guidelines and codes, and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers or directors, can be obtained free of charge from our web site, www.tollbrothers.com.

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

Factors That May Affect Our Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Certain information included in this report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements may include information relating to anticipated operating results (including changes in revenues, profitability and operating margins), financial resources, interest expense, inventory write-downs, changes in accounting treatment, effects of homebuyer cancellations, growth and expansion, anticipated income to be realized from our investments in unconsolidated entities, the ability to acquire land, the ability to gain approvals and to open new communities, the ability to sell homes and properties, the ability to deliver homes from backlog, the ability to secure materials and subcontractors, the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities in the future, industry trends, and stock market valuations. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in presentations, on our web site and in other materials released to the public.

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

Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. On December 6, 2007, we issued a press release and held a conference call to review the results of operations for our fiscal year ended October 31, 2007 and to discuss the current state of our business. The information contained in this report is the same information given in the press release and on the conference call on December 6, 2007, and we are not reconfirming or updating that information in this Form 10-K. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. The following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below, including factors unknown to us and factors known to us which we have not determined to be material, could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

The continuation of the slowdown in our business could adversely affect our financial condition.

Beginning in the fourth quarter of fiscal 2005, continuing throughout fiscal 2006 and 2007 and into the first quarter of fiscal 2008, we experienced a slowdown in our business. We believe this slowdown is attributable to a decline in consumer confidence, an overall softening of demand for new homes, an oversupply of homes available for sale, the inability of some of our home buyers to sell their current home and the direct and indirect impact of the turmoil in the mortgage loan market. If these conditions continue over an extended period of time, or worsen, they could adversely affect our financial condition.

Continued cancellations of existing agreements of sale may have a material adverse effect on our business.

Our backlog reflects agreements of sale with our home buyers for homes that have not yet been delivered. We have received a deposit from our home buyer for each home reflected in our backlog, and generally we have the right to retain the deposit if the home buyer does not complete the purchase. In some cases, however, a home buyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as his or her inability to obtain mortgage financing or to sell his or her current home. Our home buyers have cancelled a higher than normal number of agreements of sale since the fourth quarter of our fiscal 2005. If the current industry downturn continues, or if mortgage financing becomes less available, more home buyers may cancel their agreements of sale with us. The continued high levels of home buyer cancellations could have a material adverse effect on our business and results of operations.

An adverse change in economic conditions could further reduce the demand for homes and, as a result, could reduce our earnings and adversely affect our financial condition.

Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations and where prospective purchasers of our homes live, can have a negative impact on our business. Adverse changes in employment levels, job growth, consumer confidence, interest rates and population growth, or an oversupply of homes for sale may further reduce demand, depress prices for our homes and cause homebuyers to cancel their agreements to purchase our homes. This, in turn, could reduce our earnings and adversely affect our financial condition.

The homebuilding industry is highly competitive and, if others are more successful or offer better value to our customers, our business could decline.

We operate in a very competitive environment, which is characterized by competition from a number of other home builders in each market in which we operate. We compete with large national and regional home building companies and with smaller local home builders for land, financing, raw materials and skilled management and labor resources. We also compete with the resale, or “previously owned,” home market. Increased competition could cause us to increase our selling incentives and/or reduce our prices. An oversupply of homes available for sale and the heavy discounting of home prices by some of our competitors has adversely affected demand for our homes and the results of our operations. If we are unable to compete effectively in our markets, our business could decline disproportionately to our competitors.

If we are not able to obtain suitable financing, our business and earnings may decline.

Our business and earnings depend substantially on our ability to obtain financing for the development of our residential communities, whether from bank borrowings or from financing in the public debt markets. Due to the decline in our business and that of our competitors, the availability of financing from banks and the public debt markets has declined significantly. If we are not able to obtain suitable financing, our costs could increase and our revenues could decrease, or we could be precluded from continuing our operations at current levels.

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

If our home buyers are not able to obtain suitable financing, our business may decline.

Our business and earnings also depend on the ability of our potential home buyers to obtain mortgages for the purchase of our homes. The uncertainties created by recent events in the mortgage markets and their impact on the overall mortgage market, including the tightening of credit standards, could adversely affect the ability of our customers to obtain financing for a home purchase, thus preventing our potential home buyers from purchasing our homes. Moreover, increases in the cost of home mortgage financing could prevent our potential home buyers from purchasing our homes. In addition, where our potential home buyers must sell their existing homes in order to buy a home from us, increases in mortgage costs could prevent the buyers of our potential home buyers’ existing homes from obtaining the mortgages they need to complete the purchase, which could result in our potential customers’ inability to buy a home from us. If our potential home buyers or the buyers of our home buyers’ current homes are not able to afford or obtain suitable financing under such circumstances, our sales and revenues could decline. Similar risks apply to those buyers who are in our backlog of homes to be delivered. If our potential buyers cannot obtain suitable financing in order to purchase our homes, our sales and profitability could be materially affected.

If our ability to resell mortgages to investors is impaired, we may be required to fund these commitments ourselves.

Normally, when our mortgage subsidiary provides, at the time of the closing of the home, a mortgage at a previously locked in rate, it has an agreement with an investor to acquire the mortgage. Should the resale market for our mortgages decline or the underwriting requirements by our investors become more stringent, our ability to sell future mortgages could decline and we could be required, among other things, to fund our commitments to our buyers with our own financial resources or require our home buyer to find another source of financing. If our home buyers cannot obtain another source of financing in order to purchase our homes, our sales and profitability could be adversely affected.

If land is not available at reasonable prices, our sales and earnings could decrease.

Our operations depend on our ability to continue to obtain land for the development of our residential communities at reasonable prices. Changes in the general availability of land, competition for available land, availability of financing to acquire land, zoning regulations that limit housing density and other market conditions may hurt our ability to obtain land for new residential communities at prices that will allow us to make a reasonable profit. If the supply of land appropriate for development of our residential communities becomes more limited because of these factors, or for any other reason, the cost of land could increase and/or the number of homes that we sell and build could be reduced.

If the market value of our land and homes drop, our profits will likely decrease.

The market value of our land and housing inventories depends on market conditions. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. If housing demand decreases below what we anticipated when we acquired our inventory, we may not be able to make profits similar to what we have made in the past, may experience less than anticipated profits and/or may not be able to recover our costs when we sell and build homes. Due to the significant decline in our business since September 2005, we have recognized significant write-downs of our inventory in fiscal 2006 and fiscal 2007. If these adverse market conditions continue or worsen, we may have to write-down our inventories further, and/or may have to sell land or homes at a loss.

Government regulations and legal challenges may delay the start or completion of our communities, increase our expenses or limit our homebuilding activities, which could have a negative impact on our operations.

We must obtain the approval of numerous governmental authorities in connection with our development activities, and these governmental authorities often have broad discretion in exercising their approval authority. We incur substantial costs related to compliance with legal and regulatory requirements. Any increase in legal and regulatory requirements may cause us to incur substantial additional costs, or in some cases cause us to determine that the property is not feasible for development. Various local, state and federal statutes, ordinances, rules and regulations concerning building, zoning, sales and similar matters apply to and/or affect the housing industry. This governmental regulation affects construction activities as well as sales activities, mortgage lending activities and other dealings with consumers. The industry also has experienced an increase in state and local legislation and regulations which limit the availability or use of land. We may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law. Further, we may experience delays and increased expenses as a result of legal challenges to our proposed communities, whether brought by governmental authorities or private parties.

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

As a home builder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. These claims are common in the homebuilding industry and can be costly. In addition, the costs of insuring against construction defect and product liability claims are high, and the amount of coverage offered by insurance companies is currently limited. There can be no assurance that this coverage will not be further restricted and become more costly. If we are not able to obtain adequate insurance against these claims, we may experience losses that could hurt our financial results.

Our principal stockholders may effectively exercise control over matters requiring stockholder approval.

As of December 11, 2007, Robert I. Toll and his affiliates owned, directly or indirectly, or had the right to acquire within 60 days, approximately 17.5% of the outstanding shares of Toll Brothers, Inc.’s common stock, and his brother Bruce E. Toll and his affiliates owned, directly or indirectly, or had the right to acquire within 60 days, approximately 4.3% of the outstanding shares of Toll Brothers, Inc.’s common stock. All our directors and executive officers as a group and their affiliates (including the shares of Robert I. Toll and Bruce E. Toll and their affiliates) owned, directly or indirectly, or had the right to acquire within 60 days, approximately 24.8% of the outstanding shares of Toll Brothers, Inc.’s common stock as of December 11, 2007. To the extent that Robert I. Toll, Bruce E. Toll and our other directors and executive officers vote their shares in the same manner, their combined stock ownership may effectively give them the power to elect all of the directors and control the management, operations and affairs of Toll Brothers, Inc. Their ownership may discourage someone from making a significant equity investment in Toll Brothers, Inc., even if we needed the investment to operate our business. The size of their combined stock holdings could be a significant factor in delaying or preventing a change of control transaction that other stockholders may deem to be in their best interests, such as a transaction in which the other stockholders would receive a premium for their shares over their current trading prices.

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

Generally accepted accounting principles and their accompanying pronouncements, implementation guidelines, interpretations and practices for certain aspects of our business are complex and may involve subjective judgments, such as revenue recognition, inventory valuations and income taxes. Changes in interpretations could significantly affect our reported revenues, earnings and operating results, and could add significant volatility to those measures without a comparable underlying change in cash flows from operations.

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

Claims, including two securities class actions, have been brought against us in various legal proceedings that have not had, and are not expected to have, a material adverse effect on our business or financial condition. Should claims be filed in the future, it is possible that our cash flows and results of operations could be affected, from time to time, by the negative outcome of one or more of such matters.

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

Manufacturing/Distribution Facilities

We own a facility of approximately 300,000 square feet located in Morrisville, Pennsylvania, a facility and warehouse of approximately 186,000 square feet located in Emporia, Virginia and a 134,000 square foot facility in Knox, Indiana. We lease a facility of approximately 144,000 square feet located in Fairless Hills, Pennsylvania. At these facilities, we manufacture open wall panels, roof and floor trusses, and certain interior and exterior millwork to supply a portion of our construction needs. These facilities supply components used in our North, Mid-Atlantic and South geographic segments. These operations also permit us to purchase wholesale lumber, plywood, windows, doors, certain other interior and exterior millwork and other building materials to supply to our communities. We believe that increased efficiencies, cost savings and productivity result from the operation of these plants and from the wholesale purchase of materials. These plants sell wall panels and roof and floor trusses to us as well as to a small number of outside purchasers.

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

On April 17, 2007, a securities class action was filed against Toll Brothers Inc. and Robert I. Toll and Bruce E. Toll in the U.S. District Court for the Eastern District of Pennsylvania. The original plaintiff, Desmond Lowrey, has been replaced by two new lead plaintiffs: The City of Hialeah Employees’ Retirement System and the Laborers Pension Trust Funds for Northern California. On August 14, 2007, an amended complaint was filed on behalf of the purported class of purchasers of our common stock between December 9, 2004 and November 8, 2005 and the following individual defendants, who are directors and/or officers of Toll Brothers, Inc., were added to the suit: Zvi Barzilay, Joel H. Rassman, Robert S. Blank, Paul E. Shapiro, Carl B. Marbach, Richard Braemer, and Joseph R. Sicree. The amended complaint on behalf of the purported class alleges that the defendants violated Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934. We have responded to the amended complaint by filing a motion to dismiss, challenging the sufficiency of the pleadings. There has not yet been any ruling on our motion. We believe that this lawsuit is without merit and intend to vigorously defend against it.

A second securities class action suit was filed in federal court in the Central District of California. The plaintiff, on behalf of the purported class of shareholders, alleges that the Chief Financial Officer of the Company violated federal securities laws by issuing various materially false and misleading statements during the class period between December 8, 2005 and August 22, 2007. This suit has not yet been served and, therefore, we have not yet responded to it. We believe that this lawsuit is without merit and intend to vigorously defend against it.

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

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended October 31, 2007.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table includes information with respect to all of our executive officers at October 31, 2007. All executive officers serve at the pleasure of our Board of Directors.

Name	Age	Positions

Robert I. Toll	66	Chairman of the Board, Chief Executive Officer and Director
Zvi Barzilay	61	President, Chief Operating Officer and Director
Joel H. Rassman	62	Executive Vice President, Treasurer, Chief Financial Officer and Director

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

Our common stock is traded on the New York Stock Exchange (Symbol: TOL).

The following table sets forth the price range of our common stock on the New York Stock Exchange for each fiscal quarter during the two years ended October 31, 2007.

	Three Months Ended
	October 31	July 31	April 30	January 31

2007
High	$25.55	$31.14	$35.64	$34.43
Low	$19.31	$21.82	$26.90	$26.79
2006
High	$30.90	$32.10	$36.05	$41.65
Low	$23.82	$22.22	$28.70	$33.04

During the three months ended October 31, 2007, we repurchased the following shares under our repurchase program (amounts in thousands, except per share amounts):

			Total Number	Maximum
			of Shares	Number
			Purchased as	of Shares that
	Total	Average	Part of a	May Yet be
	Number of	Price	Publicly	Purchased
	Shares	Paid per	Announced	Under the Plan
Period	Purchased	Share	Plan or Program	or Program (a)

August 1 to August 31, 2007	4	$22.65	4	12,052
September 1 to September 30, 2007	10	$20.71	10	12,042
October 1 to October 31, 2007	6	$22.21	6	12,036

Total	20	$21.57	20

(a)	On March 20, 2003, our Board of Directors authorized the repurchase of up to 20 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.

Except as set forth above, we did not repurchase any of our equity securities during the three-month period ended October 31, 2007.

We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so; rather, we will follow a policy of retaining earnings in order to finance our business and, from time to time, repurchase shares of our common stock. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our earnings, capital requirements, our operating and financial condition, and any contractual limitation then in effect. In this regard, our senior subordinated notes contain restrictions on the amount of dividends we may pay on our common stock. In addition, our bank credit agreement requires us to maintain a minimum tangible net worth (as defined in the agreement), which restricts the amount of dividends we may pay. At October 31, 2007, under the most restrictive of these provisions, we could have paid up to approximately $1.12 billion of cash dividends.

At December 7, 2007, there were approximately 934 record holders of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial and housing data at and for each of the five fiscal years in the period ended October 31, 2007. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in this report beginning at page F-1, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this report.

Summary Consolidated Income Statements and Balance Sheets (amounts in thousands, except per share data):

Year Ended October 31:	2007	2006	2005	2004	2003

Revenues	$4,646,979	$6,123,453	$5,793,425	$3,861,942	$2,758,443

Income before income taxes	$70,680	$1,126,616	$1,323,128	$647,432	$411,153

Net income	$35,651	$687,213	$806,110	$409,111	$259,820

Earnings per share:
Basic	$0.23	$4.45	$5.23	$2.75	$1.84
Diluted	$0.22	$4.17	$4.78	$2.52	$1.72
Weighted average number of shares outstanding:
Basic	155,318	154,300	154,272	148,646	141,339
Diluted	164,166	164,852	168,552	162,330	151,083

At October 31:	2007	2006	2005	2004	2003

Inventory	$5,572,655	$6,095,702	$5,068,624	$3,878,260	$3,080,349

Total assets	$7,220,316	$7,583,541	$6,343,840	$4,905,578	$3,787,391

Debt:
Loans payable	$696,814	$736,934	$250,552	$340,380	$281,697
Senior debt	1,142,306	1,141,167	1,140,028	845,665	546,669
Subordinated debt	350,000	350,000	350,000	450,000	620,000
Mortgage company warehouse loan	76,730	119,705	89,674	92,053	49,939

Total debt	$2,265,850	$2,347,806	$1,830,254	$1,728,098	$1,498,305

Stockholders’ equity	$3,527,234	$3,415,926	$2,763,571	$1,919,987	$1,476,628

Housing Data

Year Ended October 31:	2007	2006	2005	2004	2003

Closings(1):
Number of homes	6,687	8,601	8,769	6,627	4,911
Value (in thousands)	$4,495,600	$5,945,169	$5,759,301	$3,839,451	$2,731,044
Revenues — percentage of completion (in thousands)	$139,493	$170,111
Contracts:
Number of homes	4,440	6,164	10,372	8,684	6,132
Value (in thousands)	$3,010,013	$4,460,734	$7,152,463	$5,641,454	$3,475,992

At October 31:	2007	2006	2005	2004	2003

Backlog:
Number of homes	3,950	6,533	8,805	6,709	4,652
Value (in thousands)(2)	$2,854,435	$4,488,400	$6,014,648	$4,433,895	$2,631,900
Number of selling communities	315	300	230	220	200
Homesites:
Owned	37,139	41,808	35,838	29,804	29,081
Controlled	22,112	31,960	47,288	30,385	18,977

Total	59,251	73,768	83,126	60,189	48,058

(1)	Excludes 336 units delivered in fiscal 2007 that were accounted for using the percentage of completion accounting method with an aggregate delivered value of $263.3 million.

(2)	Net of $55.2 million of revenue recognized in fiscal 2007 and $170.1 million of revenue recognized in fiscal 2006 under the percentage of completion accounting method.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On December 6, 2007, we issued a press release and held a conference call to review the results of operations for our fiscal year ended October 31, 2007 and to discuss the current state of our business. The information contained in this report is the same information given in the press release and on the conference call on December 6, 2007, and we are not reconfirming or updating that information.

OVERVIEW

In fiscal 2007, we recognized $4.65 billion of revenues, as compared to $6.12 billion of revenues in fiscal 2006 and $5.79 billion in fiscal 2005. Net income in fiscal 2007 was $35.7 million, as compared to $687.2 million and $806.1 million in fiscal 2006 and fiscal 2005, respectively. We recognized $619.5 million of inventory impairment charges and write-offs in fiscal 2007, $152.0 million in fiscal 2006 and $5.1 million in fiscal 2005. In addition, we recognized $59.2 million of impairment charges on two of our investments in unconsolidated entities in our quarter ended October 31, 2007 and a $9.0 million goodwill impairment charge in our quarter ended January 31, 2007. In our quarter ended October 31, 2007, we recorded our first loss since becoming a public company in 1986. This loss was due to the continued deterioration of the market that resulted in inventory impairment charges and write-offs in our quarter ended October 31, 2007 of $255.6 million and the aforementioned $59.2 million of impairment charges related to two of our investments in unconsolidated entities. The impairment charges and write-offs recognized on inventory and investments in unconsolidated entities in the quarter were primarily located in our Arizona, California, Florida, Nevada, and Washington, D.C. markets.

Beginning in the fourth quarter of fiscal 2005 and continuing throughout fiscal 2006 and 2007 and into the first quarter of fiscal 2008, we experienced a slowdown in new contracts signed. The value of net new contracts signed in fiscal 2007 of $3.01 billion (4,440 homes) was a decline of 32.5% from the value of net new contracts signed in fiscal 2006 and a decline of 57.9% from the value of net new contracts signed in fiscal 2005. Our backlog of $2.85 billion at October 31, 2007 decreased 36.4% compared to our backlog of $4.49 billion at October 31, 2006 and decreased 52.5% compared to our backlog of $6.01 billion at October 31, 2005. Backlog includes (a) the value of homes under contract but not yet delivered to our home buyers which are accounted for using the completed contract method of accounting, and (b) the value of homes under contract but not yet delivered to our home buyers for which we use the percentage of completion accounting method less the amount of revenues we have recognized related to those homes.

We believe this slowdown is attributable to a decline in consumer confidence, an overall softening of demand for new homes, an oversupply of homes available for sale, the inability of some of our home buyers to sell their current home and the direct and indirect impact of the turmoil in the mortgage loan market. We attribute the reduction in demand to concerns on the part of prospective home buyers about the direction of home prices, due in part to the constant media attention with regard to the potential of mortgage foreclosures, many home builders’ advertising price reductions and increased sales incentives, and concerns by prospective home buyers about being able to sell their existing homes. In addition, we believe speculators and investors are no longer helping to fuel demand. We try to avoid selling homes to speculators, and we generally do not build detached homes without having a signed agreement of sale and receiving a substantial down payment from a buyer. Nonetheless, we have been impacted by an overall increase in the supply of homes available for sale in many markets, as speculators attempt to sell the homes they previously purchased or cancel contracts for homes under construction, and as those builders that as part of their business strategy were building homes in anticipation of capturing additional sales in a demand-driven market, attempt to reduce their inventories by lowering prices and adding incentives. In addition, based on the high cancellation rates reported by us and by other builders, non-speculative buyer cancellations are also adding to the supply of homes in the marketplace. During fiscal 2007, 2006 and 2005, our customers signed gross contracts of 6,025, 7,470 and 10,869, respectively. They cancelled 1,585, 1,306 and 497 contracts during fiscal 2007, 2006 and 2005, respectively. Contract cancellations include contracts signed in the fiscal year reported as well as contracts signed in prior fiscal years. When we report contracts signed, the number and value of contracts signed is reported net of any cancellations occurring during the reporting period, whether signed in that reporting period or in a prior period. Only outstanding agreements of sale that have been signed by both the home buyer and us as of the end of the period on which we are reporting are included in backlog. Of the value of backlog reported on October 31, 2006, 2005 and 2004, home buyers subsequently cancelled approximately 19.9%, 19.2% and 16.5%, respectively.

Despite this slowdown, we believe our industry demographics remain strong due to the continuing regulation-induced constraints on lot supplies and the growing number of affluent households. We continue to seek a balance between our short-term goal of selling homes in a tough market and our long-term goal of maximizing the value of our communities. We believe that many of our communities are in locations that are difficult to replace and in markets where approvals are increasingly difficult to achieve. We believe that many of these communities have substantial embedded value that will be realizable in the future and that this value should not necessarily be sacrificed in the current soft market.

We are concerned about the dislocation in the secondary mortgage market. We maintain relationships with a widely diversified group of mortgage providers, most of which are among the largest and, we believe, most reliable in our industry. With few exceptions, the mortgage providers that provide our customers with mortgages continue to issue new commitments. Our buyers generally have been able to obtain adequate financing. Nevertheless, tightening credit standards will likely shrink the pool of potential home buyers. Mortgage market liquidity issues and higher borrowing rates may impede some of our home buyers from closing, while others may find it more difficult to sell their existing homes as their buyers face the problem of obtaining a mortgage. However, we believe that our buyers generally should be able to continue to secure mortgages, due to their typically lower loan-to-value ratios and attractive credit profiles compared to the average American home buyer. Although we cannot predict the short- and long-term liquidity of the loan markets, we caution that, with the uncertainties in the mortgage markets right now, the pace of home sales could slow further until the credit markets settle down.

In the current challenging environment, we believe our access to reliable capital and our strong balance sheet give us an important competitive advantage. Based on our experience during prior downturns in the housing market, we have learned that unexpected opportunities may arise in difficult times for those that are well-prepared. We believe that our solid financial base, our broad geographic presence, our diversified product lines and our national brand name all position us well for such opportunities now and in the future. At October 31, 2007, we had $900.3 million of cash and cash equivalents and approximately $1.22 billion available under our bank revolving credit facility which extends to March 17, 2011. We believe we have the resources available to fund these opportunities.

Notwithstanding the current market conditions, we believe geographic and product diversification, access to lower-cost capital, and strong demographics have in the past and will in the future, as market conditions improve, benefit those builders that can control land and persevere through the increasingly difficult regulatory approval process. We believe that this evolution in our industry favors the large publicly traded home building companies with the capital and expertise to control home sites and gain market share. We believe that as home builders reduce the number of home sites being taken through the approval process and the process continues to become more difficult, and as the political pressure from no-growth proponents continues to increase, our expertise in taking land through the approval process and our already approved land positions will allow us to grow in the years to come, as market conditions improve.

Because of the length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and deliver a home after a home buyer signs an agreement of sale, we are subject to many risks. We attempt to reduce certain risks by controlling land for future development through options whenever possible, thus allowing us to obtain the necessary governmental approvals before acquiring title to the land; generally commencing construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from a buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis. In response to current market conditions, we have been reevaluating and renegotiating many of our optioned land positions. As a result, we have reduced our land position from a high of approximately 91,200 at April 30, 2006 to approximately 59,300 lots at October 31, 2007.

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

At October 31, 2007, we were selling from 315 communities compared to 300 communities at October 31, 2006. We expect to be selling from approximately 300 communities at October 31, 2008.

Given the current business climate that we are operating in and the numerous uncertainties related to sales paces, sales prices, mortgage markets, cancellations, market direction and the potential for and size of future impairments, it is difficult to provide guidance for fiscal 2008. Subject to our caveats and risks reported elsewhere and the preceding caveats, we currently estimate that we will deliver between 3,900 and 5,100 homes in fiscal 2008 at an average home price of between $630,000 and $650,000 per home. We believe that, as a result of continuing incentives and slower sales per community, our cost of revenues as a percentage of revenues, before taking into account write-downs, will be higher in fiscal 2008 than in fiscal 2007. Additionally, based on fiscal 2008’s lower projected revenues, our selling, general and administrative expenses (“SG&A”), which we expect to be lower in absolute amounts in fiscal 2008 than in fiscal 2007, will likely be higher as a percentage of revenues. The foregoing estimates are identical to those given in our press release and conference call on December 6, 2007 and we are not reconfirming or updating those estimates herein.

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventory

Inventory is stated at the lower of cost or fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). In addition to direct land acquisition, land development and home construction costs, costs include interest, real estate taxes and direct overhead related to development and construction, which are capitalized to inventories during the period beginning with the commencement of development and ending with the completion of construction. Once a parcel of land has been approved for development, it generally takes four to five years to fully develop, sell and deliver all the homes in one of our typical communities. Longer or shorter time periods are possible depending on the number of home sites in a community and the sales and delivery pace of the homes in a community. Our master planned communities, consisting of several smaller communities, may take up to ten years or more to complete. Because of the downturn in our business, the aforementioned estimated community lives may be significantly longer. Because our inventory is considered a long-lived asset under U.S. generally accepted accounting principles, we are required, under SFAS 144, to regularly review the carrying value of each of our communities and write down the value of those communities for which we believe the values are not recoverable.

Current Communities:  When the profitability of a current community deteriorates, the sales pace declines significantly or some other factor indicates a possible impairment in the recoverability of the asset, the asset is reviewed for impairment by comparing the estimated future undiscounted cash flow for the community to its carrying value. If the estimated future undiscounted cash flow is less than the community’s carrying value, the carrying value is written down to its estimated fair value. Fair value is primarily determined by discounting the estimated future cash flow of each community. The impairment is charged to cost of revenues in the period the impairment is determined. In estimating the cash flow of a community, we use various estimates such as (a) the expected sales pace in a community based upon general economic conditions that will have a short-term or long-term impact on the market in which the community is located and competition within the market, including the number of homes/home sites available and pricing and incentives being offered in other communities owned by us or by other builders; (b) the expected sales prices and sales incentives to be offered in a community; (c) costs expended to date and expected to be incurred in the future, including, but not limited to, land and land development costs, home construction costs, interest costs and overhead costs; (d) alternative product offerings that may be offered in a community that will have an impact on sales pace, sales price, building cost or the number of homes that can be built on a particular site; and (e) alternative uses for the property such as the possibility of a sale of the entire community to another builder or the sale of individual home sites.

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

The estimates used in the determination of the estimated cash flows and fair value of a community are based on factors known to us at the time such estimates are made and our expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated fair value deteriorate in the future, we may be required to recognize additional write-downs/write-offs related to current and future communities.

Variable Interest Entities:  We have a significant number of land purchase contracts, sometimes referred to herein as “land purchase contracts,” “purchase agreements,” “options” or “option agreements,” and several investments in unconsolidated entities which we evaluate in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” as amended by FIN 46R (“FIN 46”). Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a variable interest entity (“VIE”) is considered to be the primary beneficiary and must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. For land purchase contracts with sellers meeting the definition of a VIE, we perform a review to determine which party is the primary beneficiary of the VIE. This review requires substantial judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the entity’s expected profits and losses and the cash flows associated with changes in the fair value of the land under contract. At October 31, 2007, we determined that we were the primary beneficiary of two VIEs related to land purchase contracts and recorded inventory of $22.9 million and accrued expenses of $18.7 million.

Revenue and Cost Recognition

Home Sales-Completed Contract Method:  The construction time of our homes is generally less than one year, although some may take more than one year to complete. Revenues and cost of revenues from these home sales are recorded at the time each home is delivered and title and possession are transferred to the buyer. Closing normally occurs shortly after construction is substantially completed. In addition, we have several high-rise/mid-rise projects which do not qualify for percentage of completion accounting in accordance SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), which are included in this category of revenues and costs.

Land, land development, home construction and related costs, both incurred and estimated to be incurred in the future, are amortized to the cost of homes closed based upon the total number of homes to be constructed in each community. Any changes resulting from a change in the estimated number of homes to be constructed or in the estimated costs subsequent to the commencement of delivery of homes are allocated to the remaining undelivered homes in the community. Home construction and related costs are charged to the cost of homes closed under the specific identification method. The estimated land, common area development and related costs of master planned communities, including the cost of golf courses, net of their estimated residual value, are allocated to individual communities within a master planned community on a relative sales value basis. Any changes resulting from a change in the estimated number of homes to be constructed or in the estimated costs are allocated to the remaining home sites in each of the communities of the master planned community.

Home Sales -Percentage of Completion Method:  We are developing several high-rise/mid-rise projects that will take substantially more than one year to complete. Under the provisions of SFAS 66, revenues and costs for these projects are recognized using the percentage of completion method of accounting when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for nondelivery of the unit, sufficient units in the project have been sold to ensure that the property will not be converted to rental property, the sales proceeds are collectible and the aggregate sales proceeds and the total cost of the project can be reasonably estimated. Revenues and costs of individual projects are recognized on the individual project’s aggregate value of units for which the home buyers have signed binding agreements of sale, less an allowance for cancellations, and are based on the percentage of total estimated construction costs that have been incurred. Total estimated revenues and construction costs are reviewed periodically, and any change is applied to current and future periods.

Land Sales:  Land sales revenues and cost of revenues are recorded at the time that title and possession of the property have been transferred to the buyer. We recognize the pro rata share of land sales revenues and cost of land sales revenues to entities in which we have a 50% or less interest based upon the ownership percentage attributable to the non-Company investors. Any profit not recognized in a transaction reduces our investment in the entity or is recorded as an accrued liability on our consolidated balance sheet.

OFF-BALANCE SHEET ARRANGEMENTS

We have investments in and advances to several joint ventures and to Toll Brothers Realty Trust Group (“Trust”) and Toll Brothers Realty Trust Group II (“Trust II”). At October 31, 2007, we had investments in and advances to these entities of $183.2 million, were committed to invest or advance an additional $355.5 million in the aggregate to these entities if needed and had guaranteed approximately $140.3 million of these entities’ indebtedness and/or loan commitments. See Notes 3 and 13 of the “Notes to Consolidated Financial Statements”, “Investments in and Advances to Unconsolidated Entities” and “Related Party Transactions” for more information regarding these entities. Our investments in these entities are accounted for using the equity method.

RESULTS OF OPERATIONS

The following table compares certain income statement items related to our operations ($ amounts in millions):

	2007		2006		2005
	$	%	$	%	$	%

Revenues:
Completed contract	$4,495.6		$5,945.2		$5,759.3
Percentage of completion	139.5		170.1
Land sales	11.9		8.2		34.1

	4,647.0		6,123.5		5,793.4

Costs of revenues:
Completed contract	3,905.9	86.9	4,263.2	71.7	3,902.7	67.8
Percentage of completion	109.0	78.1	132.3	77.8
Land sales	8.1	67.9	7.0	85.6	24.4	71.6
Interest	102.4	2.2	122.0	2.0	125.3	2.2

	4,125.4	88.8	4,524.5	73.9	4,052.4	69.9

Selling, general and administrative	516.7	11.1	573.4	9.4	482.8	8.3
Goodwill impairment	9.0

(Loss) income from operations	(4.1)		1,025.6		1,258.2
(Loss) earnings from unconsolidated entities	(40.4)		48.4		27.7
Interest and other	115.1		52.7		41.2
Expenses related to early retirement of debt					(4.1)

Income before income taxes	70.7		1,126.6		1,323.1
Income taxes	35.0		439.4		517.0

Net income	$35.7		$687.2		$806.1

Note:  Percentages for cost of revenues for completed contract, percentage of completion and land sales are based on the corresponding item under revenues. Percentages for interest expense and selling, general and administrative expenses are based on total revenues. Amounts may not add due to rounding.

FISCAL 2007 COMPARED TO FISCAL 2006

Unless otherwise stated, contracts signed represents a number or amount equal to the gross number or amount of contracts signed during the relevant period, less the number or amount of contracts cancelled during the relevant period, which includes contracts that were signed during the relevant period and contracts signed in prior periods.

Revenues and Costs — Completed Contract

Revenues for fiscal 2007 were lower than those of fiscal 2006 by approximately $1.45 billion, or 24.4%. The decrease was attributable to a 22.3% decrease in the number of homes delivered and a 2.7% decrease in the average price of the homes delivered. The decrease in the number of homes delivered was primarily due to the lower backlog of homes at October 31, 2006 as compared to October 31, 2005, which was primarily the result of a 40.6% decrease in the number of contracts signed in fiscal 2006 versus fiscal 2005, and a decline of 27.6% in the number of contracts signed in fiscal 2007 as compared to fiscal 2006. The decrease in the average price of the homes delivered was due primarily to the increased sales incentives given to buyers on the homes delivered in fiscal 2007 as compared to fiscal 2006 offset in part by a slight change in the mix of homes delivered to higher priced homes.

The value of contracts signed in fiscal 2007 was $2.99 billion (4,413 homes). This represented a 32.2% decrease compared to the value of contracts signed in fiscal 2006 of $4.40 billion (6,099 homes). The decrease was attributable to a 27.6% decrease in the number of contracts signed in fiscal 2007 as compared to fiscal 2006, and a 6.3% decrease in the average value of each contract signed in fiscal 2007 as compared to fiscal 2006. We believe the decrease in the number of contracts signed is attributable to the increased number of cancellations, a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale. The value of contracts cancelled in fiscal 2007 (including those signed in fiscal 2007 and those signed in prior periods but not cancelled until fiscal 2007) as a percentage of the gross value of contracts signed in fiscal 2007 was 27.9%, as compared to 17.8% in fiscal 2006.

We believe this slowdown is attributable to a decline in consumer confidence, an overall softening of demand for new homes, an oversupply of homes available for sale, the inability of some of our home buyers to sell their current home and the direct and indirect impact of the turmoil in the mortgage loan market. We attribute the reduction in demand to concerns on the part of prospective home buyers about the direction of home prices, due in part to the constant media attention with regard to the potential of mortgage foreclosures, many home builders’ advertising price reductions and increased sales incentives, and concerns by prospective home buyers about being able to sell their existing homes. In addition, we believe speculators and investors are no longer helping to fuel demand. We try to avoid selling homes to speculators, and we generally do not build detached homes without having a signed agreement of sale and receiving a substantial down payment from a buyer. Nonetheless, we have been impacted by an overall increase in the supply of homes available for sale in many markets, as speculators attempt to sell the homes they previously purchased or cancel contracts for homes under construction, and as those builders that as part of their business strategy were building homes in anticipation of capturing additional sales in a demand-driven market, attempt to reduce their inventories by lowering prices and adding incentives. In addition, based on the high cancellation rates reported by us and by other builders, non-speculative buyer cancellations are also adding to the supply of homes in the marketplace. The decline in the average sales price of new sales contracts signed was due primarily to a shift in the number of contracts signed to less expensive areas and/or smaller homes and the effect of increased sales incentives in fiscal 2007 as compared to fiscal 2006.

At October 31, 2007, our backlog of homes under contract accounted for under the completed contract method of accounting was $2.82 billion (3,867 homes), 34.8% lower than the $4.33 billion (6,141 homes) in backlog at October 31, 2006. The decrease in backlog at October 31, 2007 compared to the backlog at October 31, 2006 is primarily attributable to a lower backlog at October 31, 2006 as compared to the backlog at October 31, 2005, and the decrease in the value and number of contracts signed in fiscal 2007 as compared to fiscal 2006, offset in part by the lower number of deliveries in fiscal 2007 as compared to fiscal 2006.

Home costs as a percentage of revenue were 86.9% in fiscal 2007 as compared to 71.7% in fiscal 2006. The increase in the fiscal 2007 percentage was primarily the result of the higher amount of inventory impairment charges recognized, increased sales incentives given to home buyers on the homes delivered and higher overhead costs per home delivered. In fiscal 2007 and 2006, we recognized inventory impairment charges of $619.5 million and $152.0 million, respectively. Fiscal 2007 cost of revenues as a percentage of revenues increased by approximately 2.6% due to the increased sales incentives and by 1% due to higher overhead costs per home.

Revenues and Costs — Percentage of Completion

We are developing several projects for which we are recognizing revenues and costs using the percentage of completion method of accounting. Revenues and costs of individual projects are recognized on the individual project’s aggregate value of units for which home buyers have signed binding agreements of sale and are based on the percentage of total estimated construction costs that have been incurred. Total estimated revenues and construction costs are reviewed periodically, and any change is applied to current and future periods. In fiscal 2007 and 2006, we recognized $139.5 million and $170.1 million of revenues, respectively, and $109.0 million and $132.3 million of costs, respectively, on these projects. In fiscal 2007, cost of revenues as a percentage of revenues recognized of 78.1% was slightly higher than the fiscal 2006 percentage of 77.8%. The increase was due primarily to cost increases and a change in the mix of revenues recognized in fiscal 2007 to more costly projects. In fiscal 2007, we delivered $263.3 million (336 homes) in projects for which we are using the percentage of completion method of accounting.

At October 31, 2007, our backlog of homes in communities that we account for using the percentage of completion method of accounting was $30.2 million (net of $55.2 million of revenue recognized) compared to $154.3 million at October 31, 2006 (net of $170.1 million of revenue recognized). The decline in the backlog at October 31, 2007 is primarily the result of the recognition of revenues and a decline in contracts signed. We expect that this decline will continue as we recognize revenues in the two remaining projects where we use percentage of completion accounting, and as we sell out of these projects without replacing them with new ones that qualify under the accounting rules for the application of the percentage of completion accounting method. See “New Accounting Pronouncements” in Note 1 of our “Notes to Consolidated Financial Statements” for further information.

Revenues and Costs — Land Sales

We are developing several communities in which we expect to sell a portion of the land to other builders or entities. The amount and profitability of land sales will vary from year to year depending upon the sale and delivery of the specific land parcels. In fiscal 2007 and 2006, land sales revenues were $11.9 million and $8.2 million, respectively, and the cost of land sales revenues was approximately 67.9% and 85.6% of land sales revenues, respectively.

Interest Expense

In our communities accounted for using the completed contract method of accounting, we determine interest expense on a specific lot-by-lot basis, and for land sales we determine interest expense on a parcel-by-parcel basis. As a percentage of total revenues, interest expense varies depending on many factors, including the period of time that we owned the land, the length of time that the homes delivered during the period were under construction, and the interest rates and the amount of debt carried by us in proportion to the amount of our inventory during those periods.

For projects using the percentage of completion method of accounting, interest expense is determined based on the total estimated interest for the project and the percentage of total estimated construction costs that have been incurred to date. Any change in the estimated interest expense for the project is applied to current and future periods.

Interest expense as a percentage of revenues was 2.2% in fiscal 2007, as compared to 2.0% in fiscal 2006.

Selling, General and Administrative Expenses

SG&A spending decreased by $56.7 million, or 10% in fiscal 2007, as compared to fiscal 2006. The reduction in spending was due primarily to cost reductions, offset in part by the expenses resulting from the increased number of communities from which we were operating during fiscal 2007 as compared to fiscal 2006. At October 31, 2007, we had 315 selling communities, a 5% increase over the 300 selling communities we had at October 31, 2006.

Goodwill Impairment

During the three-month period ended January 31, 2007, due to the continued decline of the Detroit market, we re-evaluated the carrying value of goodwill associated with a 1999 acquisition. We estimated the fair value of our assets in this market, including goodwill. Fair value was determined based on the discounted future cash flow expected to be generated in this market. Based upon this evaluation and our expectation that this market would not recover for a number of years, we determined that the related goodwill was impaired. We recognized a $9.0 million impairment charge in the three-month period ended January 31, 2007. After recognizing this charge, we did not have any goodwill remaining from this acquisition.

(Loss) Earnings From Unconsolidated Entities

We are a participant in several joint ventures and in the Trust and Trust II. We recognize our proportionate share of the earnings from these entities. Many of our joint ventures are land development projects or high-rise/mid-rise construction projects and do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, the joint ventures will generally, over a relatively short period of time, generate revenues and earnings until all the assets of the entities are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from period to period. In fiscal 2007, we recognized $40.4 million of losses from unconsolidated entities as compared to $48.4 million of earnings in fiscal 2006. The fiscal 2007 loss was attributable to $59.2 million of impairment charges on two of our investments in unconsolidated entities in our quarter ended October 31, 2007.

Interest and Other Income

In fiscal 2007, we recognized $115.1 million of interest and other income as compared to $52.7 million in fiscal 2006. The $62.5 million increase in fiscal 2007 was primarily the result of the recognition into income of $36.5 million of retained customer deposits in fiscal 2007 as compared to $15.4 million in fiscal 2006, a $14.8 million gain realized from the sale of our security business, a $9.9 million gain realized from the sale of our cable TV and broadband Internet business, and an $8.8 million increase in interest income in fiscal 2007 as compared to 2006.

Income Before Income Taxes

Income before taxes in fiscal 2007 was $70.7 million, a decrease of 93.7% from the $1.13 billion earned in fiscal 2006.

Income Taxes

Income taxes were provided at an effective rate of 49.6% in fiscal 2007 as compared to 39.0% in fiscal 2006. The increase in the effective tax rate in fiscal 2007 as compared to fiscal 2006 was due primarily to lower pretax income reported in fiscal 2007 as compared to fiscal 2006 and the greater impact of individual components of the provision for income taxes on the overall rate in fiscal 2007 as compared to the fiscal 2006 rate. The effective state income tax rate for fiscal 2007 was 21.4% as compared to 7.0% in fiscal 2006. The increase in the state tax rate was the result of the allocation of our income and losses to the various taxing jurisdictions in which we operate and the tax rates in those jurisdictions. In addition, in fiscal 2007, we reported higher tax-free income, an increase in our estimated interest provided on anticipated tax assessments and a lower amount of expiring state tax provisions as compared to fiscal 2006. We also recognized $8.7 million and $10.3 million of manufacturing and other tax credits in fiscal 2007 and fiscal 2006, respectively. As a percentage of income before taxes, the 2007 credits were significantly higher then the fiscal 2006 percentage. See Note 7 to the “Notes to Consolidated Financial Statements”, “Income Taxes,” for additional information regarding the change in the income tax rates and the impact on the financial statements.

Geographic Segments

We operate in four geographic segments around the United States: the North, consisting of Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, New York, Ohio and Rhode Island; the Mid-Atlantic, consisting of Delaware, Maryland, Pennsylvania, Virginia and West Virginia; the South, consisting of Florida, Georgia, North Carolina, South Carolina, and Texas; and the West, consisting of Arizona, California, Colorado and Nevada. We stopped selling homes in Ohio in fiscal 2005 and delivered our last home in that state in fiscal 2006. The operations in Ohio were immaterial to the North segment. We acquired and opened for sale our first communities in Georgia in fiscal 2007.

The following table summarizes by geographic segments total revenues and income (loss) before income taxes for each of the years ended October 31, 2007 and 2006 ($ amounts in millions):

					Income (Loss) Before
	Revenues				Income Taxes
	2007 Units	2006 Units	2007	2006	2007	2006

North(a)	1,467	1,983	$1,087.7	$1,444.2	$51.2	$281.9
Mid-Atlantic(b)	2,137	2,697	1,340.6	1,777.9	206.4	491.8
South(c)	1,631	2,017	976.9	1,192.4	(20.4)	161.8
West	1,452	1,904	1,241.8	1,709.0	(87.9)	338.5
Corporate and other					(78.6)	(147.4)

Total	6,687	8,601	$4,647.0	$6,123.5	$70.7	$1,126.6

(a)	Includes percentage of completion revenues of $91.0 million and $110.3 million in fiscal 2007 and 2006, respectively, and land sales revenues of $3.5 million and $0.4 million in fiscal 2007 and 2006, respectively.

(b)	Includes land sales revenues of $2.3 million and $0.2 million in fiscal 2007 and 2006, respectively.

(c)	Includes percentage of completion revenues of $48.5 million and $59.8 million in fiscal 2007 and 2006, respectively, and land sales revenues of $6.1 million and $7.4 million in fiscal 2007 and 2006, respectively.

North

Revenues in fiscal 2007 were lower than those for fiscal 2006 by $356.5 million, or 25%. The decrease in revenues was attributable to a 26% decrease in the number of homes delivered and a reduction in percentage of completion revenues of $19.3 million, offset, in part, by a 1% increase in the average price of the homes delivered. Approximately 75% of the decrease in revenues related to the New Jersey suburban markets, where the number of homes delivered decreased 37% and the average price of the homes delivered decreased 6%. The decrease in the number of homes delivered in fiscal 2007 as compared to fiscal 2006 was primarily due to the lower backlog of homes at October 31, 2006 as compared to October 31, 2005, which was the result of a 27% decrease in the number of new contracts signed in fiscal 2006 over fiscal 2005, and the increased cancellation rates by home buyers in fiscal 2007 as compared to the rates in fiscal 2006.

The value of new contracts signed in fiscal 2007 was $1.03 billion, a 13% decline from the $1.18 billion of contracts signed in fiscal 2006. The number of net new contracts signed and the average value of each contract decreased 11% and 2%, respectively. The decline in new contracts signed in fiscal 2007 was primarily due to a slowdown in the housing market, predominantly in Illinois, Michigan and the suburban New Jersey markets. However, in New York and the urban markets of northern New Jersey, net new signed contracts increased by $108.4 million for the year ended October 31, 2007, as compared to the same period in 2006. The contract cancellation rates for fiscal 2007 and fiscal 2006 were 14.7% and 8.7%, respectively.

Income before income taxes in fiscal 2007 was $51.2 million, a decrease of $230.7 million from the $281.9 million reported for fiscal 2006. This decrease was due to less profit realized on the lower revenues in fiscal 2007, higher costs of revenues in fiscal 2007 as compared to fiscal 2006, and a $16.0 million decrease in income realized from unconsolidated entities in fiscal 2007 as compared to fiscal 2006. Cost of revenues before interest as a percentage of revenues was 86.3% in fiscal 2007 versus 74.3% in fiscal 2006. The increase in the fiscal 2007 percentage was primarily the result of the higher inventory impairment charges recognized, increased sales incentives given to home buyers on the homes delivered and higher land and direct costs as a percentage of the revenues from homes delivered. In fiscal 2007 and 2006, we recognized inventory impairment charges of $122.9 million and $46.7 million, respectively. As a percentage of revenues, the higher land and direct costs increased cost of revenues approximately 2.0% and sales incentives increased cost of revenues approximately 1.3%.

Mid-Atlantic

Revenues in fiscal 2007 were lower than those for fiscal 2006 by $437.3 million, or 25%. The decrease in revenues was attributable to a 21% decrease in the number of homes delivered (primarily in Virginia), and a 5%

decrease in the average sales price of the homes delivered. The decrease in the number of homes delivered was primarily due to the lower backlog of homes at October 31, 2006 as compared to October 31, 2005. The decrease in the backlog of homes was primarily the result of a 43% decrease in the number of net new contracts signed in fiscal 2006 over fiscal 2005, due to weak demand and a significantly higher number of contract cancellations in fiscal 2006 as compared to fiscal 2005. The decrease in the average price of the homes delivered in the fiscal year 2007 as compared to fiscal 2006 was primarily related to a change in the mix of communities delivering homes in Maryland to a lower price point product.

The value of net new contracts signed during the year ended October 31, 2007 of $950.4 million decreased 25% from the net new contracts signed of $1.26 billion in the comparable period of fiscal 2006. The decline was due primarily to a 23% decrease in the number of net new contracts signed and a 3% decrease in the average value of each contract. The decline in the number of net new contracts signed was due primarily to continued weak demand and an increase in contract cancellation rates. The contract cancellation rates for the years ended October 31, 2007 and 2006 were 15.1% and 13.3%, respectively.

Income before income taxes in fiscal 2007 was $206.4 million, a decrease of $285.4 million from the $491.8 million reported for fiscal 2006. This decrease was attributable to lower revenues and higher cost of revenues in fiscal 2007 as compared to fiscal 2006. For the years ended October 31, 2007 and 2006, cost of revenues before interest as a percentage of revenues was 76.4% and 65.3%, respectively. The increase in the fiscal 2007 percentage was primarily the result of the higher amount of inventory impairment charges recognized, increased sales incentives given to home buyers on the homes delivered and higher land costs as a percentage of the revenues from homes delivered. We recognized inventory impairment charges of $72.3 million and $7.7 million in fiscal 2007 and 2006, respectively. The higher sales incentives and land costs increased cost of revenues as a percentage of revenues approximately 3.4% and 1.8%, respectively.

South

Revenues in fiscal 2007 were lower than those of fiscal 2006 by $215.5 million, or 18%. The decrease in revenues was attributable to a 19% decrease in the number of homes delivered and a reduction in percentage of completion revenues of $11.3 million, partially offset by a 1% increase in the average selling price of the homes delivered. The decrease in the number of homes delivered in fiscal 2007 as compared to fiscal 2006 was primarily attributable to our Florida operations, where we had a lower number of homes in backlog at October 31, 2006 as compared to October 31, 2005 and increased cancellations rates by homebuyers in 2007 versus 2006.

For the year ended October 31, 2007, the value of net new contracts signed was $457.3 million compared to $800.3 million in the comparable period of fiscal 2006, a decrease of 43%. The decline was due to decreases in the number of net new contracts signed and the average value of each contract of 36% and 11%, respectively. The decrease in the number of net new contracts signed was attributable to weak market conditions, especially in Florida, and a significantly higher number of contract cancellations. In fiscal years 2007 and 2006, the cancellation rate in Florida was 60.7% and 28.2%, respectively. For the entire region, the cancellation rate was 35.5% and 20.3% for the years ended October 31, 2007 and 2006, respectively. The decrease in the average sales price was primarily due to a shift in the number of contracts to areas with lower priced homes in fiscal 2007 compared to fiscal 2006.

We reported a loss before income taxes for the year ended October 31, 2007 of $20.4 million, as compared to income before taxes of $161.8 million for the same period in 2006. This decrease was primarily due to a higher cost of revenues as a percentage of total revenues in the fiscal 2007 as compared to fiscal 2006, partially offset by higher retained customer deposits on contract cancellations. Cost of revenues before interest as a percentage of revenues was 92.3% in fiscal 2007 as compared to 77.5% in fiscal 2006. The increase in the fiscal 2007 percentage was primarily due to the higher amount of inventory impairment charges recognized, increased sales incentives given to home buyers on the homes delivered, offset, in part, by lower overhead costs. In fiscal 2007 and 2006, we recognized inventory impairment charges of $151.4 million and $16.6 million, respectively. As a percentage of revenues, higher sales incentives increased cost of revenues approximately 3.9% while lower overhead costs decreased the costs of revenues approximately 2.6%.

West

Revenues in fiscal 2007 were lower than those for fiscal 2006 by $467.2 million or 27%. The decrease in revenues was attributable to declines in the number of homes delivered and in the average price of homes delivered of 24% and 5%, respectively. The decrease in the number of homes delivered was primarily attributable to the lower number of homes in backlog at October 31, 2006 as compared to October 31, 2005, a significantly higher number of contract cancellations in fiscal 2007 than in fiscal 2006 and higher sales incentives in fiscal 2007 versus 2006.

The value of net new contracts signed in the year ended October 31, 2007 of $573.0 million decreased 53% from the net new contracts signed of $1.22 billion in fiscal 2006. The decline was primarily due to a 51% decrease in the number of net new contracts signed in fiscal 2007 as compared to fiscal 2006, which was attributable to weak demand and higher than normal contract cancellations. The cancellation rate for the year ended October 31, 2007 was 49.5% as compared to 28.2% for the year ended October 31, 2006.

For fiscal 2007, we reported a loss before income taxes of $87.9 million, compared to income before income taxes of $338.5 million for fiscal 2006. This decrease was attributable to lower revenues and higher cost of revenues in 2007 as compared to 2006 and a $59.2 million impairment charge in fiscal 2007 related to two unconsolidated entities in which we have investments. For the years ended October 31, 2007 and 2006, cost of revenues before interest as a percentage of revenues was 93.4% and 72.8%, respectively. The increase in the fiscal 2007 percentage was primarily the result of the higher amount of inventory impairment charges recognized and increased sales incentives given to home buyers on the homes delivered. We recognized inventory impairment charges of $273.0 million and $81.0 million in fiscal 2007 and 2006, respectively. The higher sales incentives increased cost of revenues as a percentage of revenue approximately 2.3%.

Other

Other loss before income taxes for fiscal 2007 was $78.6 million, a decrease of $68.8 million from the $147.4 million loss before income taxes reported for fiscal 2006. This decline was primarily the result of lower general and administrative costs attributable to lower compensation expenses, a $14.8 million gain realized from the sale of our security business, a $9.9 million gain realized from the sale of our cable TV and broadband internet business, and higher interest income.

FISCAL 2006 COMPARED TO FISCAL 2005

Home Sales Revenues and Costs — Completed Contract

Home sales revenues for fiscal 2006 were higher than those for fiscal 2005 by approximately $185.9 million, or 3%. The increase in revenues was attributable to a 5% increase in the average price of the homes delivered offset in part by a 2% decrease in the number of homes delivered. The increase in the average price of the homes delivered in fiscal 2006 was the result of higher selling prices of homes in backlog at October 31, 2005 compared to the homes in backlog at October 31, 2004 and the delivery in fiscal 2006 of fewer attached homes and age-qualified homes, which had lower average selling prices, as compared to 2005. The decrease in the number of homes delivered was primarily due to the slowdown in new contracts signed in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006 and a significant number of cancellations of contracts for homes scheduled to be delivered during fiscal 2006 from our backlog at October 31, 2005.

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

We believe this slowdown was attributable to a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale. We attribute the reduction in demand to concerns on the part of prospective home buyers about the direction of home prices, due in part to many home builders’ advertising price reductions and increased sales incentives, and concerns by the prospective home buyer about being able to sell their existing homes. In addition, we believe speculators and investors are no longer helping to fuel demand. We try to avoid selling homes to speculators, and we generally do not build detached homes without having a signed agreement of sale. Nonetheless, we have been impacted by an overall increase in the supply of homes available for sale in many markets as speculators attempt to sell the homes they previously purchased or cancel contracts for homes under construction, and as builders, who, as part of their business strategy, were building homes in anticipation of capturing additional sales in a demand-driven market attempt to reduce their inventories by lowering prices and adding incentives. In addition, based on the high cancellation rates reported by us and by other builders, non-speculative buyer cancellations are also adding to the supply of homes in the marketplace.

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

Cost of revenues before interest expense as a percentage of home sales revenue was higher in fiscal 2006 as compared to fiscal 2005. The increase was primarily the result of higher inventory write-offs, the cost of land and construction increasing faster than selling prices, higher sales incentives given on the homes delivered in fiscal 2006 as compared to those delivered in fiscal 2005 and higher overhead costs. We recognized $152.0 million of write-downs and/or write-offs of costs related to current and future communities in fiscal 2006 as compared to $5.1 million in fiscal 2005. The fiscal 2006 write-offs were attributable primarily to the write-off of deposits and predevelopment costs attributable to a number of land purchase contracts that we decided not to go forward with (primarily in California and Florida) and the write-down of the carrying cost of several active communities (primarily in California and Michigan.)

Home Sales Revenues and Costs — Percentage of Completion

We are developing several projects for which we are recognizing revenues and costs using the percentage of completion method of accounting. Revenues and costs of individual projects are recognized on the individual project’s aggregate value of units for which home buyers have signed binding agreements of sale and are based on the percentage of total estimated construction costs that have been incurred. Total estimated revenues and construction costs are reviewed periodically and any change is applied to current and future periods. We began recognizing revenue and costs using percentage of completion accounting on several projects in fiscal 2006. In fiscal 2006, we recognized $170.1 million of revenues and $132.3 million of costs before interest expense on these projects. At October 31, 2006, our backlog of homes in communities that we account for using the percentage of completion method of accounting was $154.3 million (net of $170.1 million of revenue recognized) compared to $152.5 million at October 31, 2005.

Land Sales Revenues and Costs

We are developing several communities in which we expect to sell a portion of the land to other builders or entities. The amount and profitability of land sales will vary from period to period depending upon the timing of the sale and delivery of the specific land parcels. Land sales revenues were $8.2 million in fiscal 2006 as compared to $34.1 million in fiscal 2005. Cost of land sales revenues before interest expense was approximately $7.0 million in fiscal 2006 as compared to $24.4 million in fiscal 2005.

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

Selling, General and Administrative Expenses

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

Earnings from Unconsolidated Entities

We are a participant in several joint ventures with unrelated parties and in the Trust and Trust II. We recognize our proportionate share of the earnings from these entities. See Note 3 of “Notes to the Consolidated Financial Statements”, “Investments in and Advances to Unconsolidated Entities” and Note 13, “Related Party Transactions” for more information regarding our investments in and commitments to these entities. Many of our joint ventures are land development projects or high-rise/mid-rise construction projects and do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, the joint ventures will generally, over a relatively short period of time, generate revenues and earnings until all the assets of the entities are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from year to year. In fiscal 2006, we recognized $48.4 million of earnings from unconsolidated entities as compared to $27.7 million in fiscal 2005.

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

Geographic Segments

The following table summarizes by geographic segments total revenues and income (loss) before income taxes for each of the years ended October 31, 2006 and 2005 ($ amounts in millions):

					Income (Loss)
	Revenues				Before Income Taxes
	2006 Units	2005 Units	2006	2005	2006	2005

North(a)	1,983	1,870	$1,444.2	$1,134.5	$281.9	$240.2
Mid-Atlantic(b)	2,697	3,290	1,777.9	2,062.8	491.8	679.1
South(c)	2,017	1,312	1,192.4	721.1	161.8	81.6
West	1,904	2,297	1,709.0	1,875.0	338.5	450.8
Corporate and other					(147.4)	(128.6)

Total	8,601	8,769	$6,123.5	$5,793.4	$1,126.6	$1,323.1

(a)	Includes percentage of completion revenues of $110.3 million in fiscal 2006 and land sales revenues of $0.4 million and $8.2 million in fiscal 2006 and 2005, respectively.

(b)	Includes land sales revenues of $0.2 million and $6.2 million in fiscal 2006 and 2005, respectively.

(c)	Includes percentage of completion revenues of $59.8 million in fiscal 2006 and land sales revenues of $7.4 million and $19.8 million in fiscal 2006 and 2005, respectively.

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

Income before income taxes in fiscal 2006 was $491.8 million, a decrease of $187.3 million from the $679.1 million reported for fiscal 2005. This decrease was attributable to lower revenues and higher cost of revenues in fiscal 2006 as compared to fiscal 2005. The higher cost of revenues was primarily due to, costs of land and construction increasing faster than selling prices, higher sales incentives given on the homes delivered in fiscal 2006 as compared to those delivered in fiscal 2005 and higher overhead costs. We recognized inventory write-downs and write-offs of $7.7 million and $1.4 million in 2006 and 2005, respectively.

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

Income before income taxes in fiscal 2006 was $161.8 million, an increase of $80.2 million from fiscal 2005 income before income taxes of $81.6 million. This increase was due to the profits realized on the increased revenues in fiscal 2006, selling, general and administrative costs decreasing as a percentage of revenues as the result of efficiencies gained from the increase in the number of homes delivered and lower cost of revenues as a percentage of total revenues. The lower cost of revenues percentage was principally due to selling prices increasing faster than costs of land and construction, offset in part by higher inventory write-downs and write-offs. We recognized inventory write-downs and write-offs of $16.6 million in fiscal 2006 compared to $0.7 million in fiscal 2005.

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

CAPITAL RESOURCES AND LIQUIDITY

Funding for our business has been provided principally by cash flow from operating activities, unsecured bank borrowings and the public debt and equity markets. We have used our cash flow from operating activities, bank borrowings and the proceeds of public debt and equity offerings to acquire additional land for new communities, fund additional expenditures for land development, fund construction costs needed to meet the requirements of our backlog and the increasing number of communities in which we were offering homes for sale, invest in unconsolidated entities, repurchase our stock, and repay debt.

In fiscal 2007, we generated approximately $267.8 million of cash including $330.5 million of cash flow from operating activities. Cash flow from operating activities in fiscal 2007 was generated primarily from net income, the commencement of deliveries of units accounted for using the percentage of completion method of accounting and the decrease in home sites owned during the period from 41,800 lots at October 31, 2006 to 37,100 at October 31, 2007, offset, in part, by our spending for inventory as we continued to improve land that we owned, continued construction spending in existing communities and the opening of additional high density communities and the funding of the cost of the increased number of speculative units that we had in our inventory as a result of contract cancellations.

At October 31, 2007, the aggregate purchase price of land parcels under option and purchase agreements was approximately $2.33 billion (including $1.21 billion of land to be acquired from joint ventures in which we have invested). Of the $2.33 billion of land purchase commitments, we had paid or deposited $130.5 million and had invested in or guaranteed loans on behalf of the aforementioned joint ventures of $196.2 million. The purchases of these land parcels are scheduled over the next several years.

In general, cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own several years’ supply of home sites, we do not need to buy home sites immediately to replace the ones delivered. In addition, we generally do not begin construction of our single-family detached homes until we have a signed contract with the home buyer, although in fiscal 2006 and 2007, due to an extremely high cancellation rate of customer contracts and the increase in the number of attached-home communities that we were operating from, the number of speculative homes in our inventory increased significantly. In fiscal 2007, the value of net new contracts signed decreased 32.5% versus fiscal 2006. In fiscal 2006, the value of net new contracts signed with home buyers decreased by 37.6% from fiscal 2005. Should our business continue to decline significantly, we believe that our inventory levels would continue to decrease, as we complete and deliver the homes under construction but do not commence construction of as many new homes, complete the improvements on the land we already own and sell and deliver the speculative homes that are currently in inventory, resulting in an increase in our cash flow from operations. In addition, we might continue to delay or curtail our acquisition of additional land, as we did in fiscal 2007 and the second half of fiscal 2006, which would further reduce our inventory levels and cash needs. We decreased our home sites owned and controlled at October 31, 2007 by approximately 20% from the October 31, 2006 level and by 35% from the April 30, 2006 level, the high point of lots owned and controlled, in response to the deterioration of the housing market.

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

We have a $1.89 billion credit facility consisting of a $1.56 billion unsecured revolving credit facility and a $331.7 million term loan facility (collectively, the “Credit Facility”) with 35 banks, which extends to March 2011. At October 31, 2007, interest was payable on borrowings under the revolving credit facility at 0.475% (subject to adjustment based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At October 31, 2007, we had no outstanding borrowings against the revolving credit facility but had letters of credit of approximately $339.0 million outstanding under it. Under the term loan facility, interest is payable at 0.50% (subject to adjustment based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At October 31, 2007, interest was payable on the term loan at 5.53%.

We believe that we will be able to continue to fund our operations and meet our contractual obligations through a combination of existing cash resources and our existing sources of credit.

CONTRACTUAL OBLIGATIONS

The following table summarizes our estimated contractual payment obligations at October 31, 2007 (amounts in millions):

	2008	2009 — 2010	2011 — 2012	Thereafter	Total

Senior and senior subordinated notes(a)	$94.7	$189.4	$505.7	$1,284.9	$2,074.7
Loans payable(a)	136.0	235.2	415.5	13.9	800.6
Mortgage company warehouse loan(a)	78.9				78.9
Operating lease obligations	18.8	27.2	12.9	22.6	81.5
Purchase obligations(b)	760.1	802.2	271.3	778.5	2,612.1
Retirement plans(c)	6.8	5.7	8.4	32.7	53.6
Other	0.7	1.4	1.4	0.7	4.2

	$1,096.0	$1,261.1	$1,215.2	$2,133.3	$5,705.6

(a)	Amounts include estimated annual interest payments until maturity of the debt. Of the amounts indicated, $1.5 billion of the senior and senior subordinated notes, $696.8 million of loans payable, and $76.7 million of the mortgage company warehouse loan were recorded on the October 31, 2007 Consolidated Balance Sheet.

(b)	Amounts represent our expected acquisition of land under options or purchase agreements and the estimated remaining amount of the contractual obligation for land development agreements secured by letters of credit and surety bonds.

(c)	Amounts represent our obligations under our 401(k), deferred compensation and supplemental executive retirement plans. Of the total amount indicated, $33.6 million has been recorded on the October 31, 2007 Consolidated Balance Sheet.

INFLATION

The long-term impact of inflation on us is manifested in increased costs for land, land development, construction and overhead, as well as in increased sales prices. We generally contract for land significantly before development and sales efforts begin. Accordingly, to the extent land acquisition costs are fixed, increases or decreases in the sales prices of homes may affect our profits. Because the sales price of each of our homes is fixed at the time a buyer enters into a contract to acquire a home, and because we generally contract to sell our detached homes before we begin construction, any inflation of costs in excess of those anticipated may result in lower gross margins. We generally attempt to minimize that effect by entering into fixed-price contracts with our subcontractors and material suppliers for specified periods of time, which generally do not exceed one year.

In general, housing demand is adversely affected by increases in interest rates and housing costs. Interest rates, the length of time that land remains in inventory and the proportion of inventory that is financed affect our interest costs. If we are unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, affecting our prospective buyers’ ability to adequately finance home purchases, our revenues, gross margins and net income would be adversely affected. Increases in sales prices, whether the result of inflation or demand, may affect the ability of prospective buyers to afford new homes.

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

At October 31, 2007, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value were as follows ($ amounts in thousands):

	Fixed-Rate Debt		Variable-Rate Debt(a)(b)
		Weighted-		Weighted-
		Average		Average
Fiscal Year of Maturity	Amount	Interest Rate	Amount	Interest Rate

2008	$72,113	6.72%	$104,876	6.76%
2009	26,483	7.17%	135,802	5.45%
2010	18,273	6.43%	150	3.48%
2011	270,335	7.91%	331,817	5.53%
2012	150,000	8.25%
Thereafter	1,150,850	5.72%	12,845	3.48%
Discount	(7,694)

Total	$1,680,360	6.37%	$585,490	5.69%

Fair value at October 31, 2007	$1,610,711		$585,490

(a)	We have a $1.89 billion credit facility consisting of a $1.56 billion unsecured revolving credit facility and a $331.7 million term loan facility (collectively, the “Credit Facility”) with 35 banks, which extends to March 17, 2011. At October 31, 2007, interest was payable on borrowings under the revolving credit facility at 0.475% (subject to adjustment based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At October 31, 2007, we had no outstanding borrowings against the revolving credit facility, but had letters of credit of approximately $339.0 million outstanding under it. Under the term loan facility, interest is payable at 0.50% (subject to adjustment based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At October 31, 2007, interest was payable on the $331.7 million term loan at 5.53%.

(b)	At October 31, 2007, our mortgage subsidiary had a $150 million line of credit with four banks to fund mortgage originations. The line is due within 90 days of demand by the banks and bears interest at the banks’ overnight rate plus an agreed-upon margin. At October 31, 2007, the subsidiary had $76.7 million outstanding under the line at an average interest rate of 5.73%. Borrowings under this line are included in the fiscal 2008 maturities. In November 2007, the bank line was reduced to $125 million and three banks.

Based upon the amount of variable-rate debt outstanding at October 31, 2007, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $5.9 million per year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, listed in Item 15(a)(1) and (2), which appear at pages F-1 through F-40 of this report and which are incorporated herein by reference.

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

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Independent Registered Public Accounting Firm

Management’s Annual Report on Internal Control Over Financial Reporting and the report of our independent registered public accounting firm on internal control over financial reporting are incorporated herein from pages F-1 and F-2, respectively.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting during our quarter ended October 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by this item for executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I, Item 4A of this report. The other information required by this item will be included in our Proxy Statement for the 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required in this item will be included in the 2008 Proxy Statement and is incorporated herein by reference.

The following table provides information as of October 31, 2007 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Number of
	Securities to		Number of Securities
	be Issued Upon	Weighted-Average	Remaining Available For
	Exercise	Exercise Price	Future Issuance Under
	of Outstanding	of Outstanding	Equity Compensation
	Options, Warrants	Options, Warrants	Plans (Excluding Securities
Plan Category	and Rights	and Rights	Reflected in Column(a))
	(a)	(b)	(c)
	(In thousands)		(In thousands)

Equity compensation plans approved by security holders	19,743	$10.90	11,946
Equity compensation plans not approved by security holders

Total	19,743	$10.90	11,946

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in this item will be included in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in this item will be included in the 2008 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

2.	Financial Statement Schedules

None

Financial statement schedules have been omitted because they are either not applicable or the required information is included in the financial statements or notes hereto.

(b)	Exhibits

The following exhibits are included with this report or incorporated herein by reference:

Exhibit
Number	Description

3.1	Second Restated Certificate of Incorporation dated September 8, 2005 is hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2005.
3.2	By-laws of the Registrant, as Amended and Restated June 15, 2006, are hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2006.
3.3	Amendment to the By-laws of the Registrant, dated December 12, 2007, is hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 17, 2007.
3.4	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant is hereby incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007.
4.1	Specimen Stock Certificate is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-K for the fiscal year ended October 31, 1991.
4.2	Indenture dated as of January 25, 2001, among Toll Corp., as issuer, the Registrant, as guarantor, and Bank One Trust Company, NA, as Trustee, including form of guarantee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended January 31, 2001.
4.3	Indenture dated as of November 22, 2002 among Toll Brothers Finance Corp., as issuer, the Registrant, as guarantor, and Bank One Trust Company, NA, as Trustee, including form of guarantee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 27, 2002.
4.4	First Supplemental Indenture dated as of May 1, 2003 by and among the parties listed on Schedule A thereto, and Bank One Trust Company, National Association, as Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on June 16, 2003, File Nos. 333-103931, 333-103931-01, 333-103931-02, 333-103931-03 and 333-103931-04.
4.5	Second Supplemental Indenture dated as of November 3, 2003 by and among the parties listed on Schedule A thereto, and Bank One Trust Company, National Association, as Trustee, is hereby incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on November 5, 2003, File Nos. 333-109604, 333-109604-01, 333-109604-02, 333-109604-03 and 333-109604-04.
4.6	Third Supplemental Indenture dated as of January 26, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended January 31, 2004.
4.7	Fourth Supplemental Indenture dated as of March 1, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended January 31, 2004.
4.8	Fifth Supplemental Indenture dated as of September 20, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.9 of the Registrant’s Form 10-K for the fiscal year ended October 31, 2004.
4.9	Sixth Supplemental Indenture dated as of October 28, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.10 of the Registrant’s Form 10-K for the fiscal year ended October 31, 2004.

Exhibit
Number	Description

4.10	Seventh Supplemental Indenture dated as of October 31, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.11 of the Registrant’s Form 10-K for the fiscal year ended October 31, 2004.
4.11	Eighth Supplemental Indenture dated as of January 31, 2005 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2005.
4.12	Ninth Supplemental Indenture dated as of June 6, 2005 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2005.
4.13	Tenth Supplemental Indenture dated as of August 1, 2005 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.13 of the Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 29, 2005, File Nos. 333-128683, 333-128683-01, 333-128683-02, 333-128683-03 and 333-128683-04.
4.14	Eleventh Supplemental Indenture dated as of January 31, 2006 by and among the parties listed on Schedule I thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2006.
4.15	Twelfth Supplemental Indenture dated as of April 30, 2006 by and among the parties listed on Schedule I thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2006.
4.16	Thirteenth Supplemental Indenture dated as of July 31, 2006 by and among the parties listed on Schedule I thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.16 of the Registrant’s Form 10-K for the year ended October 31, 2006.
4.17	Fourteenth Supplemental Indenture dated as October 31, 2006 by and among the parties listed on Schedule I thereto, and The Bank of New York Trust, N.A. as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2007
4.18	Fifteenth Supplemental Indenture dated as of June 25, 2007 by and among the parties listed on Schedule I thereto, and The Bank of New York Trust, N.A. as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.
4.19	Sixteenth Supplemental Indenture dated as of June 27, 2007 by and among the parties listed on Schedule I thereto, and The Bank of New York Trust, N.A. as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.
4.20	Joint Resolution Adopted by the Board of Directors of Toll Corp. and the Shelf Terms Committee of Toll Brothers, Inc. dated as of January 23, 2001, relating to $200,000,000 principal amount of 8 1/4% Senior Subordinated Notes of Toll Corp. due 2011, guaranteed on a Senior Subordinated basis by the Registrant is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 24, 2001.
4.21	Authorizing Resolutions, dated as of November 27, 2001, relating to $150,000,000 principal amount of 8.25% Senior Subordinated Notes of Toll Corp. due 2011, guaranteed on a Senior Subordinated basis by the Registrant is hereby incorporated by reference to Exhibit 4 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 6, 2001.
4.22	Authorizing Resolutions, dated as of November 15, 2002, relating to $300,000,000 principal amount of 6.875% Senior Notes of Toll Brothers Finance Corp. due 2012, guaranteed on a Senior basis by the Registrant and certain subsidiaries of the Registrant is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 27, 2002.

Exhibit
Number		Description

4.23		Authorizing Resolutions, dated as of September 3, 2003, relating to $250,000,000 principal amount of 5.95% Senior Notes of Toll Brothers Finance Corp. due 2013, guaranteed on a Senior basis by the Registrant and certain subsidiaries of the Registrant is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2003.
4.24		Authorizing Resolutions, dated as of March 9, 2004, relating to $300,000,000 principal amount of 4.95% Senior Notes of Toll Brothers Finance Corp. due 2014, guaranteed on a Senior basis by the Registrant and certain subsidiaries of the Registrant is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2004.
4.25		Authorizing Resolutions, dated as of May 26, 2005, relating to $300,000,000 principal amount of 5.15% Senior Notes of Toll Brothers Finance Corp. due 2015, guaranteed on a Senior basis by the Registrant and certain subsidiaries of the Registrant is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 8, 2005.
4.26		Registration Rights Agreement dated as of November 22, 2002 by and among Toll Brothers Finance Corp., the Registrant, Salomon Smith Barney Inc., Banc of America Securities LLC and Banc One Capital Markets, Inc. and each of the other initial purchasers named on Schedule A attached thereto is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended January 31, 2003.
4.27		Registration Rights Agreement dated as of September 3, 2003 by and among Toll Brothers Finance Corp., the Registrant and Citigroup Global Markets, Inc. is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2003.
4.28		Registration Rights Agreement dated as of March 16, 2004 by and among Toll Brothers Finance Corp., the Registrant and Citigroup Global Markets Inc. and each of the other initial purchasers named on Schedule A attached thereto is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2004.
4.29		Registration Rights Agreement dated as of June 2, 2005 by and among Toll Brothers Finance Corp., the Registrant and Citigroup Global Markets Inc. and each of the other initial purchasers named on Schedule A attached thereto is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 8, 2005.
4.30		Rights Agreement dated as of June 13, 2007, by and between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, is hereby incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007.
4.31		Employee Stock Purchase Plan, as amended and restated effective January 1, 2008, is filed herewith.
10.1		Credit Agreement by and among First Huntingdon Finance Corp., the Registrant and the lenders which are parties thereto dated March 17, 2006, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2006.
10	.2*	Toll Brothers, Inc. Executives and Non-Employee Directors Stock Option Plan (1993) is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 25, 1994.
10	.3*	Amendment to the Toll Brothers, Inc. Executives and Non-Employee Directors Stock Option Plan (1993) is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended April 30, 1995.
10	.4*	Amendment to the Toll Brothers, Inc. Executives and Non-Employee Directors Stock Option Plan (1993) effective June 14, 2001 is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended July 31, 2001.
10	.5*	Amendment to the Toll Brothers, Inc. Executives and Non-Employee Directors Stock Option Plan (1993) effective December 12, 2007 is filed herewith.
10	.6*	Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 1995.

Exhibit
Number		Description

10	.7*	Amendment to the Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) dated May 29, 1996 is hereby incorporated by reference to Exhibit 10.9 the Registrant’s Form 10-K for the fiscal year ended October 31, 1996.
10	.8*	Amendment to the Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) effective March 22, 2001 is hereby incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended July 31, 2001.
10	.9*	Amendment to the Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) effective December 12, 2007 is filed herewith.
10	.10*	Toll Brothers, Inc. Stock Incentive Plan (1998) is hereby incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 25, 1998, File No. 333-57645.
10	.11*	Amendment to the Toll Brothers, Inc. Stock Incentive Plan (1998) effective March 22, 2001 is hereby incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended July 31, 2001.
10	.12*	Amendment to the Toll Brothers, Inc. Stock Incentive Plan (1998) effective December 12, 2007 is filed herewith.
10	.13*	Form of Incentive Stock Option Grant for Executive Officers pursuant to Toll Brothers, Inc. Stock Incentive Plan (1998) is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended July 31, 2004.
10	.14*	Form of Non-Qualified Stock Option Grant for Executive Officers pursuant to Toll Brothers, Inc. Stock Incentive Plan (1998) is hereby incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended July 31, 2004.
10	.15*	Form of Non-Qualified Stock Option Grant for Non-Employee Directors pursuant to Toll Brothers, Inc. Stock Incentive Plan (1998) is hereby incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended July 31, 2004.
10	.16*	Form of Stock Award Grant for Directors pursuant to Toll Brothers, Inc. Stock Incentive Plan (1998) is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K with the Securities and Exchange Commission on December 17, 2004.
10	.17*	Form of Stock Award Grant for Individual Grantee pursuant to Toll Brothers, Inc. Stock Incentive Plan (1998) is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K with the Securities and Exchange Commission on April 8, 2005.
10	.18*	Stock Award to Robert I. Toll pursuant to the Toll Brothers, Inc. Stock Incentive Plan (1998) is hereby incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended January 31, 2007.
10	.19*	Toll Brothers, Inc. Stock Incentive Plan for Employees (2007) is hereby incorporated by reference to Addendum A to Toll Brothers, Inc.’s definitive proxy statement on Schedule 14A for the Toll Brothers, Inc. 2007 Annual Meeting of Stockholders held on March 14, 2007.
10	.20*	Amendment to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007) effective December 12, 2007 is filed herewith.
10	.21*	Toll Brothers, Inc. Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Addendum A to Toll Brothers, Inc.’s definitive proxy statement on Schedule 14A for the Toll Brothers, Inc. 2007 Annual Meeting of Stockholders held on March 14, 2007.
10	.22*	Amendment to the Toll Brothers, Inc. Stock Incentive Plan for Non-Employee Directors (2007) effective December 12, 2007 is filed herewith.
10	.23*	Form of Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007) is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.
10	.24*	Form of Addendum to Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007) is hereby incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.

Exhibit
Number		Description

10	.25*	Form of Stock Award Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007) is hereby incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.
10	.26*	Form of Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.
10	.27*	Form of Addendum to Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.
10	.28*	Form of Stock Award Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.
10	.29*	Toll Brothers, Inc. Cash Bonus Plan, as amended, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2005.
10	.30*	Amendment to the Toll Brothers, Inc. Cash Bonus Plan, dated December 7, 2005, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 9, 2005.
10	.31*	Amendment to the Toll Brothers, Inc. Cash Bonus Plan, dated December 15, 2006, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 19, 2006.
10	.32*	Amendment to the Toll Brothers, Inc. Cash Bonus Plan, dated March 14, 2007 is filed herewith.
10	.33*	Toll Brothers, Inc. Executive Officer Cash Bonus Plan, as amended, is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2005.
10	.34*	Executive Officer Cash Bonus Plan Performance Goals for each of Messrs. Zvi Barzilay and Joel H. Rassman for the Registrant’s 2006 fiscal year is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 19, 2005.
10	.35*	Executive Officer Cash Bonus Plan Performance Goals for each of Messrs. Zvi Barzilay and Joel H. Rassman for the Registrant’s 2007 fiscal year is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 19, 2006.
10	.36*	Toll Brothers, Inc. Supplemental Executive Retirement Plan, as amended and restated, effective as of June 1, 2006, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2006.
10	.37*	Stock Redemption Agreement between the Registrant and Robert I. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-K for the fiscal year ended October 31, 1995.
10	.38*	Agreement dated May 1, 2005 to Abolish Stock Redemption Agreement between the Registrant and Robert I. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2005.
10	.39*	Stock Redemption Agreement between the Registrant and Bruce E. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-K for the fiscal year ended October 31, 1995.
10	.40*	Agreement dated May 1, 2005 to Abolish Stock Redemption Agreement between the Registrant and Bruce E. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2005.
10	.41*	Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll regarding Mr. Toll’s resignation and related matters is hereby incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended April 30, 1998.
10	.42*	Consulting and Non-Competition Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll is hereby incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended April 30, 1998.

Exhibit
Number		Description

10	.43*	Amendment to the Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll and to the Consulting and Non-Competition Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2000.
10	.44*	Advisory and Non-Competition Agreement between the Registrant and Bruce E. Toll, dated as of November 1, 2004, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 4, 2005.
10	.45*	Amendment dated as of June 13, 2007 to the Advisory and Non-Competition Agreement dated as of November 1, 2004, between the Registrant and Bruce E. Toll is hereby incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007.
10	.46*	Agreement between the Registrant and Joel H. Rassman, dated June 30, 1988, is hereby incorporated by reference to Exhibit 10.8 of Toll Corp.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 9, 1988, File No. 33-23162.
10	.47*	Toll Bros., Inc. Non-Qualified Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.24 of the Registrant’s Form 10-K for the fiscal year ended October 31, 2001.
10	.48*	Amendment to the Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, effective as of January 1, 2005, is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended July 31, 2006.
10	.49*	Toll Brothers, Inc. Stock Award Deferral Plan is hereby incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-K for the fiscal year ended October 31, 2001.
12		Statement re: Computation of Ratios of Earnings to Fixed Charges.
21		Subsidiaries of the Registrant.
23		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Robert I. Toll pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Joel H. Rassman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Robert I. Toll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Joel H. Rassman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Horsham, Commonwealth of Pennsylvania on December 21, 2007.

TOLL BROTHERS, INC.

By:	/s/ Robert I. Toll
Robert I. Toll
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert I. Toll Robert I. Toll	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	December 21, 2007

/s/ Bruce E. Toll Bruce E. Toll	Vice Chairman of the Board and Director	December 21, 2007

/s/ Zvi Barzilay Zvi Barzilay	President, Chief Operating Officer and Director	December 21, 2007

/s/ Joel H. Rassman Joel H. Rassman	Executive Vice President, Treasurer, Chief Financial Officer and Director (Principal Financial Officer)	December 21, 2007

/s/ Joseph R. Sicree Joseph R. Sicree	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	December 21, 2007

/s/ Robert S. Blank Robert S. Blank	Director	December 21, 2007

/s/ Edward G. Boehne Edward G. Boehne	Director	December 21, 2007

/s/ Richard J. Braemer Richard J. Braemer	Director	December 21, 2007

/s/ Roger S. Hillas Roger S. Hillas	Director	December 21, 2007

/s/ Carl B. Marbach Carl B. Marbach	Director	December 21, 2007

/s/ Stephen A. Novick Stephen A. Novick	Director	December 21, 2007

/s/ Paul E. Shapiro Paul E. Shapiro	Director	December 21, 2007

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2007.

Toll Brothers, Inc.’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report, which is included herein, on the effectiveness of Toll Brothers, Inc.’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Toll Brothers, Inc.

We have audited Toll Brothers, Inc.’s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Toll Brothers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Toll Brothers, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Toll Brothers, Inc. and subsidiaries as of October 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2007 of Toll Brothers, Inc. and subsidiaries and our report dated December 20, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

Philadelphia, Pennsylvania
December 20, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Toll Brothers, Inc.

We have audited the accompanying consolidated balance sheets of Toll Brothers, Inc. and subsidiaries as of October 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toll Brothers, Inc. and subsidiaries at October 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2007, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Toll Brothers, Inc.’s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 20, 2007 expressed an unqualified opinion thereon.

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective November 1, 2005.

Ernst & Young LLP

Philadelphia, Pennsylvania
December 20, 2007

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended October 31,
	2007	2006	2005
	(Amounts in thousands, except per share data)

Revenues:
Completed contract	$4,495,600	$5,945,169	$5,759,301
Percentage of completion	139,493	170,111
Land sales	11,886	8,173	34,124

	4,646,979	6,123,453	5,793,425

Cost of revenues:
Completed contract	3,905,907	4,263,200	3,902,697
Percentage of completion	108,954	132,268
Land sales	8,069	6,997	24,416
Interest	102,447	121,993	125,283

	4,125,377	4,524,458	4,052,396

Selling, general and administrative	516,729	573,404	482,786
Goodwill impairment	8,973

(Loss) income from operations	(4,100)	1,025,591	1,258,243
Other:
(Loss) earnings from unconsolidated entities	(40,353)	48,361	27,744
Interest and other income	115,133	52,664	41,197
Expenses related to early retirement of debt			(4,056)

Income before income taxes	70,680	1,126,616	1,323,128
Income taxes	35,029	439,403	517,018

Net income	$35,651	$687,213	$806,110

Earnings per share:
Basic	$0.23	$4.45	$5.23
Diluted	$0.22	$4.17	$4.78
Weighted average number of shares:
Basic	155,318	154,300	154,272
Diluted	164,166	164,852	168,552

See accompanying notes.

CONSOLIDATED BALANCE SHEETS

	October 31,
	2007	2006
	(Amounts in thousands)

ASSETS
Cash and cash equivalents	$900,337	$632,524
Inventory	5,572,655	6,095,702
Property, construction and office equipment, net	84,265	99,089
Receivables, prepaid expenses and other assets	135,910	160,446
Contracts receivable	46,525	170,111
Mortgage loans receivable	93,189	130,326
Customer deposits held in escrow	34,367	49,676
Investments in and advances to unconsolidated entities	183,171	245,667
Deferred tax assets	169,897

	$7,220,316	$7,583,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable	$696,814	$736,934
Senior notes	1,142,306	1,141,167
Senior subordinated notes	350,000	350,000
Mortgage company warehouse loan	76,730	119,705
Customer deposits	260,155	360,147
Accounts payable	236,877	292,171
Accrued expenses	724,229	825,288
Income taxes payable	197,960	334,500

Total liabilities	3,685,071	4,159,912

Minority interest	8,011	7,703
Stockholders’ equity:
Preferred stock, none issued
Common stock, 157,028 and 156,292 issued at October 31, 2007 and 2006	1,570	1,563
Additional paid-in capital	227,561	220,783
Retained earnings	3,298,925	3,263,274
Treasury stock, at cost — 20 shares and 2,393 shares at October 31, 2007 and 2006, respectively	(425)	(69,694)
Accumulated other comprehensive income	(397)

Total stockholders’ equity	3,527,234	3,415,926

	$7,220,316	$7,583,541

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Retained	Treasury	Comprehensive
	Shares	$	Capital	Earnings	Stock	Income	Total

Balance, November 1, 2004	74,821	$770	$200,938	$1,770,730	$(52,451)		$1,919,987
Net income				806,110			806,110
Purchase of treasury stock	(2,396)				(118,767)		(118,767)
Exercise of stock options	3,887	14	26,780		97,504		124,298
Executive bonus award	656		14,930		15,466		30,396
Employee benefit plan issuances	22		506		871		1,377
Issuance of restricted stock	11		(778)		778		—
Amortization of unearned compensation			170				170
Two-for-one stock split	77,942	779		(779)			—

Balance, October 31, 2005	154,943	1,563	242,546	2,576,061	(56,599)		2,763,571
Net income				687,213			687,213
Purchase of treasury stock	(3,632)				(109,845)		(109,845)
Exercise of stock options	2,181		(48,576)		81,925		33,349
Executive bonus award	296		(125)		11,051		10,926
Employee benefit plan issuances	110		(123)		3,727		3,604
Issuance of restricted stock	1				47		47
Stock-based compensation			26,748				26,748
Amortization of unearned compensation			313				313

Balance, October 31, 2006	153,899	1,563	220,783	3,263,274	(69,694)		3,415,926
Net income				35,651			35,651
Purchase of treasury stock	(67)		1		(1,818)		(1,817)
Exercise of stock options	2,714	7	(19,649)		57,357		37,715
Executive bonus award	242		1,178		7,601		8,779
Employee benefit plan issuances	134		653		3,229		3,882
Issuance of restricted stock	86		(3,125)		2,900		(225)
Stock-based compensation			26,964				26,964
Amortization of unearned compensation			756				756
Adjustment to adopt SFAS 158, net of tax						$(397)	(397)

Balance, October 31, 2007	157,008	$1,570	$227,561	$3,298,925	$(425)	$(397)	$3,527,234

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31
	2007	2006	2005
	(Amounts in thousands)

Cash flow from operating activities:
Net income	$35,651	$687,213	$806,110
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,949	30,357	20,345
Amortization of initial benefit obligation	1,291	1,957	3,802
Stock-based compensation	27,463	27,082
Excess tax benefits from stock-based compensation	(15,915)	(16,110)
Loss (earnings) from unconsolidated entities	40,353	(48,361)	(27,744)
Distributions of earnings from unconsolidated entities	23,545	10,534	13,401
Amortization of unearned compensation			200
Deferred tax (benefit) provision	(289,203)	8,773	26,763
Inventory impairments	619,515	152,045	5,079
Gain on sale of businesses	(24,643)
Goodwill impairment charge	8,973
Write-off of unamortized debt discount and financing costs			416
Changes in operating assets and liabilities, net of assets and liabilities acquired or disposed of:
Increase in inventory	(18,273)	(877,746)	(1,025,421)
Origination of mortgage loans	(1,412,629)	(1,022,663)	(873,404)
Sale of mortgage loans	1,449,766	992,196	873,459
Decrease (increase) in contract receivables	123,586	(170,111)
Decrease (increase) in receivables, prepaid expenses and other assets	9,929	22,345	(39,169)
(Decrease) increase in customer deposits	(84,683)	(36,530)	109,506
(Decrease) increase in accounts payable and accrued expenses	(195,594)	51,885	314,949
Increase in current income taxes payable	1,388	63,045	126,404

Net cash provided by (used in) operating activities	330,469	(124,089)	334,696

Cash flow from investing activities:
Purchase of property and equipment, net	(14,975)	(41,740)	(43,029)
Proceeds from sale of ancillary businesses	32,299
Purchase of marketable securities	(5,769,805)	(2,844,810)	(4,575,434)
Sale of marketable securities	5,769,805	2,844,810	4,690,463
Investment in and advances to unconsolidated entities	(34,530)	(122,190)	(55,059)
Return of investments in unconsolidated entities	42,790	53,806	14,631
Acquisition of interest in unconsolidated entities		(44,750)

Net cash provided by (used in) investing activities	25,584	(154,874)	31,572

Cash flow from financing activities:
Proceeds from loans payable	1,507,865	1,614,087	1,125,951
Principal payments of loans payable	(1,632,785)	(1,316,950)	(1,391,833)
Net proceeds from issuance of public debt			293,097
Redemption of senior subordinated notes			(100,000)
Proceeds from stock-based benefit plans	20,475	15,103	44,729
Proceeds from restricted stock award	1,800
Excess tax benefits from stock-based compensation	15,915	16,110
Purchase of treasury stock	(1,818)	(109,845)	(118,767)
Change in minority interest	308	3,763	3,940

Net cash (used in) provided by financing activities	(88,240)	222,268	(142,883)

Net increase (decrease) in cash and cash equivalents	267,813	(56,695)	223,385
Cash and cash equivalents, beginning of year	632,524	689,219	465,834

Cash and cash equivalents, end of year	$900,337	$632,524	$689,219

See accompanying notes.

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies

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

Revenue and Cost Recognition

Completed Contract Method:  The construction time of the Company’s homes is generally less than one year although some may take more than one year to complete. Revenues and cost of revenues from these home sales are recorded at the time each home is delivered and title and possession are transferred to the buyer. Closing normally occurs shortly after construction is substantially completed. In addition, the Company has several high-rise/mid-rise projects which do not qualify for percentage of completion accounting in accordance with Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), which are included in this category of revenues and costs.

Land, land development and other common costs, both incurred and estimated to be incurred in the future, are amortized to the cost of homes closed based upon the total number of homes to be constructed in each community. Any changes resulting from a change in the estimated number of homes to be constructed or in the estimated costs subsequent to the commencement of delivery of homes are allocated to the remaining undelivered homes in the community. Home construction and related costs are charged to the cost of homes closed under the specific identification method. The estimated land, common area development and related costs of master planned communities, including the cost of golf courses, net of their estimated residual value, are allocated to individual communities within a master planned community on a relative sales value basis. Any changes resulting from a change in the estimated number of homes to be constructed or in the estimated costs are allocated to the remaining home sites in each of the communities of the master planned community.

Percentage of Completion Method:  The Company is developing several high-rise/mid-rise projects that may take substantially more than one year to complete. Under the provisions of SFAS 66, revenues and costs are recognized using the percentage of completion method of accounting when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for nondelivery of the unit, sufficient units in the project have been sold to ensure that the property will not be converted to rental property, the sales proceeds are collectible and the aggregate sales proceeds and the total cost of the project can be reasonably estimated. Revenues and costs of individual projects are recognized on the individual project’s aggregate value of units for which the home buyers have signed binding agreements of sale, less an allowance for cancellations, and are based on the percentage of total estimated construction costs that have been incurred. Total estimated revenues and construction costs are reviewed periodically, and any change is applied to current and future periods.

Land Sales:  Land sales revenues and cost of revenues are recorded at the time that title and possession of the property have been transferred to the buyer. The Company recognizes the pro rata share of land sales revenues and cost of land sales revenues to entities in which it has a 50% or less interest based upon the ownership percentage attributable to the non-Company investors. Any profit not recognized in a transaction reduces the Company’s investment in the entity or is recorded as an accrued liability on its consolidated balance sheet.

Notes to Consolidated Financial Statements — (Continued)

Cash and Cash Equivalents

Liquid investments or investments with original maturities of three months or less are classified as cash equivalents. The carrying value of these investments approximates their fair value.

Inventory

Inventory is stated at the lower of cost or fair value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). In addition to direct land acquisition, land development and home construction costs, costs include interest, real estate taxes and direct overhead related to development and construction, which are capitalized to inventories during the period beginning with the commencement of development and ending with the completion of construction. Once a parcel of land has been approved for development, it generally takes four to five years to fully develop, sell and deliver all the homes in one of the Company’s typical communities. Longer or shorter time periods are possible depending on the number of home sites in a community and the sales and delivery pace of the homes in a community. The Company’s master planned communities, consisting of several smaller communities, may take up to ten years or more to complete. Because of the downturn in the Company’s business, the aforementioned estimated community lives may be significantly longer. Because the Company’s inventory is considered a long-lived asset under U.S. generally accepted accounting principles, the Company is required, under SFAS 144, to regularly review the carrying value of each of its communities and write down the value of those communities for which it believes the values are not recoverable.

Current Communities:  When the profitability of a current community deteriorates, the sales pace declines significantly or some other factor indicates a possible impairment in the recoverability of the asset, the asset is reviewed for impairment by comparing the estimated future undiscounted cash flow for the community to its carrying value. If the estimated future undiscounted cash flow is less than the community’s carrying value, the carrying value is written down to its estimated fair value. Fair value is primarily determined by discounting the estimated future cash flow of each community. The impairment is charged to cost of revenues in the period the impairment is determined. In estimating the cash flow of a community, the Company uses various estimates such as (a) the expected sales pace in a community based upon general economic conditions that will have a short-term or long-term impact on the market in which the community is located and competition within the market, including the number of homes/home sites available and pricing and incentives being offered in other communities owned by it or by other builders; (b) the expected sales prices and sales incentives to be offered in a community; (c) costs expended to date and expected to be incurred in the future, including, but not limited to, land and land development costs, home construction costs, interest costs and overhead costs; (d) alternative product offerings that may be offered in a community that will have an impact on sales pace, sales price, building cost or the number of homes that can be built on a particular site; and (e) alternative uses for the property such as the possibility of a sale of the entire community to another builder or the sale of individual home sites.

Future Communities:  The Company evaluates all land held for future communities or future sections of current communities, whether owned or under contract, to determine whether or not it expects to proceed with the development of the land as originally contemplated. This evaluation encompasses the same types of estimates used for current communities described above as well as an evaluation of the regulatory environment in which the land is located and the estimated probability of obtaining the necessary approvals, the estimated time and cost it will take to obtain the approvals and the possible concessions that will be required to be given in order to obtain them. Concessions may include cash payments to fund improvement to public places such as parks and streets, dedication of a portion of the property for use by the public or as open space or a reduction in the density or size of the homes to be built. Based upon this review, the Company decides (a) as to land under contract to be purchased, whether the contract will likely be terminated or renegotiated, and (b) as to land the Company owns, whether the land will likely be developed as contemplated or in an alternative manner, or should be sold. The Company then further determines whether costs that have been capitalized to the community are recoverable or should be written off. The write-off is charged to cost of revenues in the period that the need for the write-off is determined.

Notes to Consolidated Financial Statements — (Continued)

The estimates used in the determination of the estimated cash flows and fair value of a community are based on factors known to the Company at the time such estimates are made and the Company’s expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated fair value deteriorate in the future, the Company may be required to recognize additional impairment charges or write-offs related to current and future communities.

Variable Interest Entities:  The Company has a significant number of land purchase contracts, sometimes referred to herein as “land purchase agreements,” “purchase agreements,” “options” or “option agreements,” and several investments in unconsolidated entities which it evaluates in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” as amended by FIN 46R (“FIN 46”). Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a variable interest entity (“VIE”) is considered to be the primary beneficiary and must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. For land purchase contracts with sellers meeting the definition of a VIE, the Company performs a review to determine which party is the primary beneficiary of the VIE. This review requires substantial judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the entity’s expected profits and losses and the cash flows associated with changes in the fair value of the land under contract.

Property, Construction and Office Equipment

Property, construction and office equipment are recorded at cost and are stated net of accumulated depreciation of $116.6 million and $97.8 million at October 31, 2007 and 2006, respectively. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets.

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

Goodwill and Other Intangible Assets

Intangible assets, including goodwill, that are not subject to amortization are tested for impairment and possible write-down.

At October 31, 2007 and 2006, the Company had $3.2 million and $12.2 million of goodwill, respectively.

Notes to Consolidated Financial Statements — (Continued)

Treasury Stock

Treasury stock is recorded at cost. Issuance of treasury stock is accounted for on a first-in, first-out basis. Differences between the cost of treasury stock and the re-issuance proceeds are charged to additional paid-in capital.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $36.3 million, $36.0 million and $24.0 million for the years ended October 31, 2007, 2006 and 2005, respectively.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, (“SFAS 109”). Deferred tax assets and liabilities are recorded based on temporary differences between the amounts reported for financial reporting purposes and the amounts deductible for income tax purposes. SFAS 109 also requires that the Company provide for valuation allowances for any deferred tax assets that it believes are not recoverable. Provisions for federal and state income taxes are calculated on reported pretax earnings based on current tax law and also include, in the applicable period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized for financial reporting purposes in different periods than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. The Company establishes reserves for income taxes when, despite the belief that its tax positions are fully supportable, it believes that its positions may be challenged and disallowed by various tax authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable disallowances as deemed appropriate. To the extent that the probable tax outcome of these matters changes, such changes in estimates will impact the income tax provision in the period in which such determination is made.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the manner in which public enterprises report information about operating segments. The Company has determined that its home building operations primarily involve four reportable geographic segments: North, Mid-Atlantic, South and West. The states comprising each geographic segment are as follows:

North:	Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, New York, Ohio and Rhode Island
Mid-Atlantic:	Delaware, Maryland, Pennsylvania, Virginia and West Virginia
South:	Florida, Georgia, North Carolina, South Carolina and Texas
West:	Arizona, California, Colorado and Nevada

Notes to Consolidated Financial Statements — (Continued)

The Company began operations in Georgia in the fourth quarter of fiscal 2007. The Company stopped selling homes in Ohio in fiscal 2005 and delivered its last home there in fiscal 2006. The operations in Ohio were immaterial to the North geographic segment.

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

In January 2004, the Company entered into a joint venture in which it had a 50% interest with an unrelated party to develop Maxwell Place, a luxury condominium community of approximately 800 units in Hoboken, New Jersey. In November 2005, the Company acquired its partner’s 50% equity ownership interest in this joint venture. As a result of the acquisition, the Company now owns 100% of the joint venture and the joint venture has been included as a consolidated subsidiary of the Company since the acquisition date. As of the acquisition date, the joint venture had open contracts of sale to deliver 165 units with a sales value of approximately $128.3 million. The Company’s investment in and subsequent purchase of the partner’s interest in the joint venture was not material to the financial position of the Company. The Company is recognizing revenue and costs related to a portion of this project using the percentage of completion method of accounting.

New Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). In April 2005, the Securities and Exchange Commission (the “SEC”) adopted a rule permitting implementation of SFAS 123R at the beginning of the fiscal year commencing after June 15, 2005. Under the provisions of SFAS 123R, an entity is required to treat all stock-based compensation as a cost that is reflected in the financial statements. The Company was required to adopt SFAS 123R beginning in its fiscal quarter ended January 31, 2006. The Company adopted SFAS 123R using the modified prospective method whereby the Company recognized the expense only for periods beginning after October 31, 2005. See Note 9, “Stock-Based Benefit Plans,” for information regarding expensing of stock options in fiscal 2007 and 2006 and for pro forma information regarding the Company’s expensing of stock options for fiscal 2005.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109 and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 requires a company to recognize the financial statement effect of a tax position when it is more-likely-than-not (defined as a likelihood of more than 50 percent), based on the technical merits of the position, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements based upon the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that tax position is not recognized in the financial statements. FIN 48 will be effective for the Company’s fiscal year beginning November 1, 2007 with the cumulative effect of the change recorded as an adjustment to retained earnings. The Company is currently evaluating the effect the adoption of FIN 48 will have on its financial statements but does not expect it to have a material impact on its financial position.

Notes to Consolidated Financial Statements — (Continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires the Company to (a) recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period, (c) measure defined benefit plan assets and defined benefit plan obligations as of the date of the Company’s statement of financial position, and (d) disclose additional information about certain effects on net periodic benefit costs in the upcoming fiscal year that arise from the delayed recognition of the actuarial gains and losses and the prior service costs and credits. The Company adopted SFAS 158 effective October 31, 2007 related to its recognition of accumulated other comprehensive income, net of tax. The Company’s adoption of SFAS 158 did not have a material effect on its financial statements. The incremental effect of applying SFAS 158 on the individual line items of the consolidated balance sheet at October 31, 2007 was as follows (amounts in thousands):

	Before		After
	Application		application
	of SFAS 158	Adjustment	of SFAS 158

Receivables, prepaid expenses and other assets	$138,410	$(2,500)	$135,910
Deferred tax assets	$169,631	$266	$169,897
Total assets	$7,222,550	$(2,234)	$7,220,316
Accrued expenses	$726,066	$(1,837)	$724,229
Total liabilities	$3,686,908	$(1,837)	$3,685,071
Accumulated other comprehensive income	—	$(397)	$(397)
Total stockholders’ equity	$3,527,631	$(397)	$3,527,234
Total liabilities and stockholders’ equity	$7,222,550	$(2,234)	$7,220,316

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under SFAS No. 66 for the Sale of Condominiums” (“EITF 06-8”). EITF 06-8 states that in assessing the collectibility of the sales price pursuant to paragraph 37(d) of SFAS 66, an entity should evaluate the adequacy of the buyer’s initial and continuing investment to conclude that the sales price is collectible. If an entity is unable to meet the criteria of paragraph 37, including an assessment of collectibility using the initial and continuing investment tests described in paragraphs 8-12 of SFAS 66, then the entity should apply the deposit method as described in paragraphs 65-67 of SFAS 66. EITF 06-8 is effective for the Company’s fiscal year beginning November 1, 2007. The application of the continuing investment criteria on the collectibility of the sales price will limit the Company’s ability to recognize revenues and costs using the percentage of completion accounting method. The change in criteria did not have an affect on any revenues or costs reported under percentage of completion accounting in fiscal 2006 and 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ request for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 will be effective for the Company’s fiscal year beginning November 1, 2008. The Company is currently reviewing the effect SFAS 157 will have on its financial statements; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 will be effective for the Company’s fiscal year beginning November 1, 2009. The Company is currently evaluating the impact of the

Notes to Consolidated Financial Statements — (Continued)

adoption of SFAS No. 159; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Stock Split

On June 9, 2005, the Company’s Board of Directors declared a two-for-one split of the Company’s common stock in the form of a stock dividend to stockholders of record on June 21, 2005. The additional shares of stock were distributed as of the close of business on July 8, 2005. All share and per share information has been adjusted and restated to reflect this split.

Reclassification

Certain prior year amounts have been reclassified to conform to the fiscal 2007 presentation.

2.	Inventory

Inventory at October 31, 2007 and 2006 consisted of the following (amounts in thousands):

	2007	2006

Land and land development costs	$1,749,652	$2,193,850
Construction in progress — completed contract	3,109,243	3,174,483
Construction in progress — percentage of completion	62,677	153,452
Sample homes and sales offices	357,322	244,097
Land deposits and costs of future development	274,799	315,041
Other	18,962	14,779

	$5,572,655	$6,095,702

Construction in progress includes the cost of homes under construction, land and land development costs and the carrying cost of home sites that have been substantially improved.

The Company capitalizes certain interest costs to inventory during the development and construction period. Capitalized interest is charged to cost of revenues when the related inventory is delivered for traditional homes or when the related inventory is charged to cost of revenues under percentage of completion accounting. Interest incurred, capitalized and expensed for each of the three years ended October 31, 2007, 2006 and 2005, was as follows (amounts in thousands):

	2007	2006	2005

Interest capitalized, beginning of year	$181,465	$162,672	$173,442
Interest incurred	136,758	135,166	115,449
Capitalized interest in inventory acquired		6,100
Interest expensed to cost of sales	(102,447)	(121,993)	(125,283)
Write-off against other	(205)	(480)	(936)

Interest capitalized, end of year	$215,571	$181,465	$162,672

Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. The amounts included in the above table reflect the gross amount of capitalized interest before allocation of any impairment charges recognized.

Notes to Consolidated Financial Statements — (Continued)

Interest included in cost of revenues for each of the three years ended October 31, 2007, 2006 and 2005, was as follows (amounts in thousands):

	2007	2006	2005

Completed contract	$97,246	$116,405	$122,451
Percentage of completion	4,797	4,552
Land sales	404	1,036	2,832

	$102,447	$121,993	$125,283

The Company recognized inventory impairment charges and the expensing of costs that it believed not to be recoverable for each of the three years ended October 31, 2007, 2006 and 2005, was as follows (amounts in thousands):

	2007	2006	2005

Land controlled for future communities	$37,920	$90,925	$3,279
Operating communities and land owned	581,596	61,120	1,800

Total	$619,516	$152,045	$5,079

At the end of each fiscal quarter, the Company evaluates each of its operating communities to determine their estimated fair value and whether the estimated fair value exceeded their carrying costs. The table below provides, as of the date indicated, the number of operating communities in which the Company recognized impairment charges, the fair value of those communities, net of impairment charges and the amount of impairment charges recognized ($ amounts in thousands):

	2007			2006
		Fair Value of			Fair Value of
		Communities,			Communities,
		Net of			Net of
	Number of	Impairment	Impairment	Number of	Impairment	Impairment
	Communities	Charges	Charges	Communities	Charges	Charges

January 31,	18	$211,800	$82,962	—	—	—
April 30,	24	$228,900	$116,150	5	$30,083	$10,700
July 31,	28	$344,100	$139,628	1	$5,043	$2,800
October 31,	54	$530,508	$242,856	14	$142,538	$47,620

			$581,596			$61,120

At October 31, 2007, the Company evaluated its land purchase contracts to determine if any of the selling entities were VIEs and if they were, whether the Company was the primary beneficiary of any of them. The Company does not possess legal title to the land and its risk is generally limited to deposits paid to the sellers. The creditors of the sellers generally have no recourse against the Company. At October 31, 2007, the Company had determined that it was the primary beneficiary of two VIEs related to land purchase contracts and had recorded $22.9 million of inventory and $18.7 million of accrued expenses.

3.	Investments in and Advances to Unconsolidated Entities

The Company has investments in and advances to several joint ventures with unrelated parties to develop land. Some of these joint ventures develop land for the sole use of the venture partners, including the Company, and others develop land for sale to the venture partners and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites to other builders. The Company does not recognize earnings from home sites it purchases from the joint ventures, but instead reduces its cost basis in those home sites by its share of the earnings on the home sites. At October 31, 2007, the Company had approximately $100.1 million invested in or advanced to these joint ventures and was committed to contributing additional capital in an aggregate amount of approximately

Notes to Consolidated Financial Statements — (Continued)

$218.9 million (net of the Company’s $121.7 million of loan guarantees related to two of the joint ventures’ loans) if required by the joint ventures. At October 31, 2007, three of the joint ventures had an aggregate of $1.22 billion of loan commitments, and had approximately $1.05 billion borrowed against the commitments, of which the Company guarantees of its pro-rata share of the borrowings were $98.6 million. The Company’s recognized impairment charges of $59.2 million against its investment in two of these entities because it did not believe that its investments were recoverable.

The Company has investments in and advances to two joint ventures with unrelated parties to develop luxury condominium projects, including for-sale residential units and commercial space. At October 31, 2007, the Company had investments in and advances to the joint ventures of $23.4 million, was committed to making up to $124.0 million of additional investments in and advances to the joint ventures if required by the joint ventures, and guaranteed $13.0 million of joint venture loans. At October 31, 2007, the joint ventures had an aggregate of $294.5 million of loan commitments, and had approximately $172.9 million borrowed against the commitments.

The Company has a 50% interest in a joint venture with an unrelated party to convert a 525-unit apartment complex, The Hudson Tea Buildings, located in Hoboken, New Jersey, into luxury condominium units. At October 31, 2007, the Company had investments in and advances to the joint venture of $50.6 million, and was committed to making up to $1.5 million of additional investments in and advances to the joint venture.

In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Trust II to be in a position to take advantage of commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by PASERS. At October 31, 2007, the Company had an investment of $9.2 million in Trust II. In addition, the Company and PASERS each entered into subscription agreements that expire in September 2009, whereby each agreed to invest additional capital in an amount not to exceed $11.1 million if required by Trust II. Prior to the formation of Trust II, the Company used the Trust to invest in commercial real estate opportunities. See Note 13, “Related Party Transactions” for information about the Trust.

The Company’s investments in these entities are accounted for using the equity method.

4.	Goodwill Impairment

In January 2007, due to the continued decline of the Detroit market, the Company re-evaluated the carrying value of goodwill that resulted from a 1999 acquisition in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company estimated the fair value of its assets in this market including goodwill. Fair value was determined based on the discounted future cash flow expected to be generated in this market. Based upon this evaluation and the Company’s expectation that this market would not recover for a number of years, the Company determined that the related goodwill was impaired. The Company recognized a $9.0 million impairment charge in fiscal 2007. After recognizing this charge, the Company did not have any goodwill remaining from this acquisition.

5.	Loans Payable, Senior Notes, Senior Subordinated Notes and Mortgage Company Warehouse Loan

Loans Payable

Loans payable at October 31, 2007 and 2006 consisted of the following (amounts in thousands):

	2007	2006

Term loan due March 2011(a)	$331,667	$300,000
Other(b)	365,147	436,934

	$696,814	$736,934

(a)	The Company has a $1.89 billion credit facility consisting of a $1.56 billion unsecured revolving credit facility and a $331.7 million term loan facility (collectively, the “Credit Facility”) with 35 banks, which extends to March 17, 2011. At October 31, 2007, interest was payable on borrowings under the revolving credit facility at 0.475% (subject to adjustment based upon the Company’s debt rating and leverage ratios) above the Eurodollar

Notes to Consolidated Financial Statements — (Continued)

rate or at other specified variable rates as selected by the Company from time to time. At October 31, 2007, the Company had no outstanding borrowings against the revolving credit facility but had letters of credit of approximately $339.0 million outstanding under it, of which the Company had recorded $38.8 million as liabilities under land purchase agreements and investments in unconsolidated entities. Under the term loan facility, interest is payable at 0.50% (subject to adjustment based upon the Company’s debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. At October 31, 2007, interest was payable on the $331.7 million term loan at 5.53%. Under the terms of the Credit Facility, the Company is not permitted to allow its maximum leverage ratio (as defined in the agreement) to exceed 2.00 to 1.00 and was required to maintain a minimum tangible net worth (as defined in the agreement) of approximately $2.37 billion at October 31, 2007. At October 31, 2007, the Company’s leverage ratio was approximately .43 to 1.00, and its tangible net worth was approximately $3.49 billion. Based upon the minimum tangible net worth requirement, the Company’s ability to pay dividends and repurchase its common stock was limited to an aggregate amount of approximately $1.12 billion at October 31, 2007.

(b)	The weighted average interest rate on these loans was 5.82% at October 31, 2007 and ranged from 3.48% to 10.0%. At October 31, 2007, $365.1 million of loans payable were secured by assets of approximately $475.9 million.

At October 31, 2007, the aggregate estimated fair value of the Company’s loans payable was approximately $701.4 million. The fair value of loans was estimated based upon the interest rates at October 31, 2007 that the Company believed were available to it for loans with similar terms and remaining maturities.

Senior Notes

During fiscal 2005, the Company issued $300 million of 5.15% Senior Notes due 2015 and used the proceeds from the transaction to redeem its $100 million outstanding of 8% Senior Subordinated Notes due 2009 and, with additional available funds, to retire a $222.5 million bank term loan.

At October 31, 2007 and 2006, the Company’s senior notes consisted of the following (amounts in thousands):

	2007	2006

6.875% Senior Notes due November 15, 2012	$300,000	$300,000
5.95% Senior Notes due September 15, 2013	250,000	250,000
4.95% Senior Notes due March 15, 2014	300,000	300,000
5.15% Senior Notes due May 15, 2015	300,000	300,000
Bond discount	(7,694)	(8,833)

	$1,142,306	$1,141,167

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

At October 31, 2007, the aggregate fair value of the Company’s senior notes, based upon their indicated market prices, was approximately $1.07 billion.

Notes to Consolidated Financial Statements — (Continued)

Senior Subordinated Notes

At October 31, 2007 and 2006, the Company’s senior subordinated notes consisted of the following (amounts in thousands):

	2007	2006

8 1/4% Senior Subordinated Notes due February 1, 2011	$200,000	$200,000
8.25% Senior Subordinated Notes due December 1, 2011	150,000	150,000

	$350,000	$350,000

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

At October 31, 2007, the aggregate fair value of the Company’s senior subordinated notes, based upon their indicated market prices, was approximately $348.2 million.

Mortgage Company Warehouse Loan

A subsidiary of the Company had a $150 million bank line of credit with four banks to fund home mortgage originations. The line of credit is due within 90 days of demand by the banks and bears interest at the banks’ overnight rate plus 0.95%. At October 31, 2007, the subsidiary had borrowed $76.7 million under the line of credit at an average interest rate of 5.73%. The line of credit is collateralized by all the assets of the subsidiary, which amounted to approximately $97.1 million at October 31, 2007. In November 2007, the bank line was reduced to $125 million and three banks.

The annual aggregate maturities of the Company’s loans and notes during each of the next five fiscal years are 2008 — $177.0 million; 2009 — $162.3 million; 2010 — $18.4 million; 2011 — $602.2 million; and 2012 — $150 million.

6.	Accrued Expenses

Accrued expenses at October 31, 2007 and 2006 consisted of the following (amounts in thousands):

	2007	2006

Land, land development and construction	$275,114	$376,114
Compensation and employee benefit	100,893	127,433
Insurance and litigation	144,349	130,244
Warranty	59,249	57,414
Interest	47,136	43,629
Other	97,488	90,454

	$724,229	$825,288

Notes to Consolidated Financial Statements — (Continued)

The Company accrues expected warranty costs at the time each home is closed and title and possession have been transferred to the home buyer. Changes in the warranty accrual during fiscal 2007, 2006 and 2005 were as follows (amounts in thousands):

	2007	2006	2005

Balance, beginning of year	$57,414	$54,722	$42,133
Additions	28,719	36,405	41,771
Charges incurred	(26,884)	(33,713)	(29,182)

Balance, end of year	$59,249	$57,414	$54,722

7.	Income Taxes

Provisions for federal and state income taxes are calculated on reported pretax earnings based on current tax law and also include, in the applicable period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized for financial reporting purposes in different periods than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. The Company establishes reserves for income taxes when, despite the belief that its tax positions are fully supportable, it believes that its positions may be challenged and disallowed by various tax authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable disallowances as deemed appropriate. To the extent that the probable tax outcome of these matters changes, such changes in estimates will impact the income tax provision in the period in which such determination is made.

The Company operates in 22 states and is subject to various state tax jurisdictions. The Company estimates its state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdictions and the Company’s ability to utilize certain tax-saving strategies. Due primarily to a change in the Company’s estimate of the allocation of income or loss, as the case may be, among the various taxing jurisdictions and changes in tax regulations and their impact on the Company’s tax strategies, the Company’s estimated rate for state income taxes was 21.4% for fiscal 2007, 7.0% for fiscal 2006 and 6.3% for fiscal 2005.

A reconciliation of the Company’s effective tax rate from the federal statutory tax rate for the fiscal years ended October 31, 2007, 2006 and 2005 is as follows ($ amounts in thousands):

	2007		2006		2005
	$	%	$	%	$	%

Federal statutory tax	24,738	35.0	394,316	35.0	463,095	35.0
State taxes, net of federal benefit	9,854	13.9	50,895	4.5	54,268	4.1
Accrued interest on anticipated tax assessments	16,786	23.8	11,719	1.0
Benefit from tax credits	(8,700)	(12.3)	(10,315)	(0.9)
Non-taxable earnings	(6,078)	(8.6)	(3,385)	(0.3)	(3,795)	(0.3)
Reversal of expiring state taxes provisions	(2,751)	(3.9)	(5,200)	(0.4)
FAS 109 adjustment					3,450	0.3
Other	1,180	1.7	1,373	0.1

	35,029	49.6	439,403	39.0	517,018	39.1

Notes to Consolidated Financial Statements — (Continued)

The provision for income taxes for each of the three years ended October 31, 2007, 2006 and 2005 was as follows (amounts in thousands):

	2007	2006	2005

Federal	$2,728	$361,543	$428,221
State	32,301	77,860	88,797

	$35,029	$439,403	$517,018

Current	$324,232	$430,630	$490,254
Deferred	(289,203)	8,773	26,764

	$35,029	$439,403	$517,018

The components of income taxes payable at October 31, 2007 and 2006 consisted of the following (amounts in thousands):

	2007	2006

Current	$197,960	$215,194
Deferred		119,306

	$197,960	$334,500

The components of net deferred tax assets and liabilities at October 31, 2007 and 2006 consisted of the following (amounts in thousands):

	2007	2006

Deferred tax assets:
Accrued expenses	$38,144	$38,390
Impairment charges	250,395	24,920
Inventory valuation differences	12,468	10,193
Stock-based compensation expense	19,186	9,078
Other	11,248	9,082

Total	331,441	91,663

Deferred tax liabilities:
Capitalized interest	62,128	61,936
Deferred income	68,850	127,394
Depreciation	9,764	10,337
Deferred marketing	12,347	312
State taxes	8,455	(6,771)
Other		17,761

Total	161,544	210,969

Net deferred tax assets (liabilities)	$169,897	$(119,306)

At October 31, 2007 and 2006, no valuation allowance was recorded against the Company’s deferred tax assets as it considers them to be fully recoverable.

Notes to Consolidated Financial Statements — (Continued)

8.	Stockholders’ Equity

The Company’s authorized capital stock consists of 200 million shares of common stock, $.01 par value per share, and 1 million shares of preferred stock, $.01 par value per share. The Board of Directors is authorized to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock to 400 million shares and the number of shares of authorized preferred stock to 15 million shares. At October 31, 2007, the Company had 157.0 million shares of common stock issued and outstanding (net of 20 thousand shares of common stock held in treasury), 24.1 million shares of common stock reserved for outstanding stock options, 11.9 million shares of common stock reserved for future stock option and award issuances and 716 thousand shares of common stock reserved for issuance under the Company’s employee stock purchase plan. As of October 31, 2007, the Company had not issued any shares of preferred stock.

Issuance of Common Stock

In fiscal 2007, the Company issued 33,512 shares of restricted common stock pursuant to its Stock Incentive Plan for Employees (2007) to an employee. The restricted stock award vests over an 18-month period. The Company is amortizing the fair market value of the award on the date of grant over the period of time that the award vests. At October 31, 2007, no shares under the award were vested.

In fiscal 2007, 2006 and 2005, the Company issued 1,000 shares, 1,000 shares and 22,000 shares, respectively, of restricted common stock pursuant to its Stock Incentive Plan (1998) to certain outside directors and in fiscal 2005 to certain outside directors and an employee. The Company is amortizing the fair market value of the awards on the date of grant over the period of time that each award vests. At October 31, 2007, 1,500 shares of these restricted stock awards outstanding were unvested.

In December 2006, Mr. Toll’s bonus payment pursuant to the Company’s Cash Bonus Plan was revised to provide that $3 million ($1.8 million of cash and $1.2 million of unrestricted stock valued as of the date of the payment of his fiscal 2006 bonus) be exchanged for shares of restricted stock on the date of the bonus payment. The number of shares of restricted stock was calculated by dividing $3 million by $31.06, the closing price of the Company’s common stock on the New York Stock Exchange (the “NYSE”) on January 5, 2007, the date on which Mr. Toll’s fiscal 2006 bonus award was paid. Mr. Toll received 96,586 shares of restricted stock. The restricted stock Mr. Toll received will vest over a two-year period unless Mr. Toll retires, dies or becomes disabled (as such terms are defined in the stock award document), at which time the shares will immediately vest.

Stock Repurchase Program

In March 2003, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. At October 31, 2007, the Company had approximately 12.0 million shares remaining under the repurchase authorization.

Stockholder Rights Plan

Shares of the Company’s common stock outstanding are subject to stock purchase rights. The rights, which are exercisable only under certain conditions, entitle the holder, other than an acquiring person (and certain related parties of an acquiring person), as defined in the plan, to purchase common shares at prices specified in the rights agreement. Unless earlier redeemed, the rights will expire on July 11, 2017. The rights were not exercisable at October 31, 2007.

Notes to Consolidated Financial Statements — (Continued)

9.	Stock-Based Benefit Plans

Stock-Based Compensation Plans

Effective November 1, 2005, the Company adopted SFAS 123R and recognized compensation expense in its financial statements in fiscal 2007 and 2006. Prior to the adoption of SFAS 123R, the Company accounted for its stock option plans according to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation costs were recognized upon issuance or exercise of stock options for fiscal 2005.

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

For the purposes of providing the pro forma disclosures, prior to November 1, 2004, the fair value of options granted was estimated using the Black-Scholes option pricing model for grants. To better value option grants as required by SFAS 123R, the Company developed a lattice model, which it believes better reflects the establishment of the fair value of option grants. The Company used a lattice model for the valuation for all option grants in fiscal 2007. For the fiscal 2006 and 2005 valuations, the Company used a lattice model for the valuation of non-executive officer option grants and the Black-Scholes option pricing model for the valuation of option grants to executive officers and members of the Board of Directors.

The weighted-average assumptions and fair value used for stock option grants in each of the three years ended October 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005

Expected volatility	36.32% — 38.22%	36.33% — 38.28%	27.00% — 33.46%
Weighted-average volatility	37.16%	37.55%	31.31%
Risk-free interest rate	4.57% — 4.61%	4.38% — 4.51%	3.13% — 4.2%
Expected life (years)	3.69 — 8.12	4.11 — 9.07	2.80 — 9.07
Dividends	none	none	none
Weighted-average fair value per share of options granted	$11.17	$15.30	$11.67

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

The fair value of stock option awards is recognized evenly over the vesting period of the options or over the period between the grant date and the time the option becomes non-forfeitable by the employee, whichever is shorter. Stock option expense is included in the Company’s selling, general and administrative expenses. In fiscal 2007 and 2006, the Company recognized $27.0 million and $26.8 million of expense, respectively, and an income tax benefit of $10.1 million and $9.1 million, respectively, related to option awards. The impact of the adoption of SFAS 123R on fiscal 2007 and 2006 diluted earnings per share was $0.10 and $0.11, respectively. At October 31, 2007, total compensation cost related to non-vested awards not yet recognized was approximately $22.4 million, unrecognized income tax benefits from non-vested awards was approximately $8.6 million and the weighted-average period over which the Company expects to recognize such compensation costs and tax benefit is 2.2 years.

Notes to Consolidated Financial Statements — (Continued)

Had the Company adopted SFAS 123R as of November 1, 2004, income before taxes, income taxes, net income and net income per share for fiscal 2005 would have been as follows (amounts in thousands, except per share amounts):

	As	SFAS 123R
	Reported	Adjustment	Pro Forma

Income before income taxes	$1,323,128	$(22,722)	$1,300,406
Income taxes	517,018	(6,989)	510,029

Net income	$806,110	$(15,733)	$790,377

Income per share
Basic	$5.23		$5.12
Diluted	$4.78		$4.69

Stock Option Plans

The Company has two active stock option plans, one for employees (including officers) and one for non-employee directors. The Company’s active stock option plans provide for the granting of incentive stock options (solely to employees) and non-qualified options with a term of up to ten years at a price not less than the market price of the stock at the date of grant. Options granted to employees generally vest over a four-year period, although certain grants vest over a longer or shorter period, and grants to non-employee directors generally vest over a two-year period.

The Company has three additional stock option plans for employees, officers and directors that provided for the granting of incentive stock options and non-qualified options which had outstanding stock option grants at October 31, 2007. No additional options may be granted under these plans. Stock options granted under these plans were made with a term of up to ten years at a price not less than the market price of the stock at the date of grant and generally vested over a four-year period for employees and a two-year period for non-employee directors.

Shares issued upon the exercise of a stock option are either from shares held in treasury or newly issued shares.

The following table summarizes stock option activity for the Company’s plans during each of the three years ended October 31, 2007, 2006 and 2005 (amounts in thousands, except per share amounts):

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price

Balance, beginning	25,178	$12.70	26,155	$11.04	30,490	$8.21
Granted	1,823	31.80	1,433	35.97	2,736	32.55
Exercised	(2,717)	7.15	(2,185)	6.43	(6,769)	6.56
Cancelled	(204)	32.36	(225)	28.72	(302)	20.79

Balance, ending	24,080	$14.60	25,178	$12.70	26,155	$11.04

Options exercisable, at October 31,	19,743	$10.90	20,398	$9.02	19,627	$7.34

Options available for grant at October 31,	11,946		8,462		6,161

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

Notes to Consolidated Financial Statements — (Continued)

Information pertaining to the intrinsic value of options outstanding and exercisable at October 31, 2007, 2006 and 2005 is provided below (amounts in thousands):

	2007	2006	2005

Intrinsic value of options outstanding	$256,387	$408,186	$676,700
Intrinsic value of options exercisable	$254,913	$405,764	$580,363

Information pertaining to the intrinsic value of options exercised and the fair value of options which became vested in each of the three years ended October 31, 2007, 2006 and 2005 is provided below (amounts in thousands):

	2007	2006	2005

Intrinsic value of options exercised	$53,048	$56,133	$227,693
Fair value of options vested	$7,710	$23,551	$20,365

Pursuant to the provisions of the Company’s stock option plans, participants are permitted to use the value of the Company’s common stock that they own to pay for the exercise of options. The Company received 4,172 shares with an average fair market value per share of $35.43 for the exercise of stock options in fiscal 2006 and 26,980 shares with an average fair market value per share of $36.91 for the exercise of stock options in fiscal 2005. No options were exercised using the value of stock held by participants in fiscal 2007.

The following table summarizes information about stock options outstanding and exercisable at October 31, 2007:

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
	(In 000)	(In years)		(In 000)

$4.38 — $6.86	8,620	1.5	$5.14	8,620	$5.14
$6.87 — $9.66	2,610	2.9	9.44	2,610	9.44
$9.67 — $10.88	5,084	4.5	10.75	5,084	10.75
$10.89 — $20.14	2,241	6.1	20.14	1,710	20.14
$20.15 — $35.97	5,525	8.0	33.11	1,719	33.26

	24,080	4.2	$14.60	19,743	$10.90

Bonus Award Shares

Under the terms of the Company’s Cash Bonus Plan covering Robert I. Toll, Mr. Toll is entitled to receive cash bonus awards based upon the pretax earnings and stockholders’ equity of the Company as defined by the plan.

In December 2004, Mr. Toll and the Board of Directors agreed that any bonus payable for each of the three fiscal years ended October 31, 2007, 2006 and 2005 would be calculated based upon the difference between the closing price of the Company’s common stock on the NYSE on the last trading day of the Company’s 2004 fiscal year, $23.18 as of October 29, 2004 (the “Award Conversion Price”), and the closing price of the Company’s common stock on the NYSE on the last day of the fiscal year for which the cash bonus is being calculated. The amount calculated under this revised stock award formula (the “Stock Award Formula”) is limited to price appreciation up to $13.90 per share and 2.9% of the Company’s pretax earnings, as defined by the plan (together, the “Award Caps”). The bonus award was payable 60% in cash and 40% in shares of the Company’s common stock based upon the closing price of the Company’s common stock on the NYSE on the last day of the fiscal year for which the cash bonus is being calculated. The stockholders approved the plan at the Company’s 2005 Annual Meeting.

Notes to Consolidated Financial Statements — (Continued)

Mr. Toll and the Executive Compensation Committee of the Board of Directors subsequently amended the Cash Bonus Plan to limit Mr. Toll’s bonus for fiscal 2005 to an amount equal to $27.3 million. Had Mr. Toll and the Executive Compensation Committee of the Board of Directors not amended Mr. Toll’s bonus program for fiscal 2005, Mr. Toll would have received $39.2 million. The Company recognized compensation expense in 2005 of $27.3 million for Mr. Toll’s bonus. The bonus was paid in the form of 296,099 shares of the Company’s common stock with a fair market value of $10.9 million (based on the $36.91 closing price of the Company’s common stock on the NYSE on October 31, 2005) and $16.4 million in cash. The Cash Bonus Plan was also amended for fiscal 2006 and fiscal 2007 to (a) eliminate the Stock Award Formula to the extent the Company’s common stock on the NYSE on the last trading day of the fiscal year for which the cash bonus is being calculated is less than or equal to $36.91 and greater than or equal to the Award Conversion Price, and (b) in addition to the Award Caps, further limit the amount of the bonus payable under the Cash Bonus Plan if the Company’s common stock on the NYSE on the last trading day of the fiscal year for which Mr. Toll’s cash bonus is being calculated is greater than $36.91.

Based upon the terms of the Company’s Cash Bonus Plan in place in fiscal 2006, Mr. Toll was entitled to a $21.5 million bonus for fiscal 2006. In December 2006, Mr. Toll and the Executive Compensation Committee of the Board of Directors amended the Cash Bonus Plan to limit Mr. Toll’s bonus for fiscal 2006 to an amount equal to $17.5 million, payable in 242,560 shares of the Company’s common stock with a fair market value of $7.0 million (based on the $28.91 closing price of the Company’s common stock on the NYSE on October 31, 2006) and $10.5 million in cash. Mr. Toll’s bonus payment was further revised to provide that $3.0 million ($1.8 million of cash and $1.2 million of stock valued as of the date of the bonus payment) be exchanged for restricted shares on the date of the bonus payment, which restricted shares will vest over a two-year period. The $4.0 million reduction in Mr. Toll’s 2006 bonus was recognized in the Company’s consolidated income statement in fiscal 2007.

Based upon the terms of the Company’s Cash Bonus Plan in place in fiscal 2007, Mr. Toll was not entitled to receive a bonus award for fiscal 2007.

On October 31, 2007, 2006 and 2005, the closing price of the Company’s common stock on the NYSE was $22.91, $28.91 and $36.91, respectively.

Under the Company’s deferred compensation plan, Mr. Toll can elect to defer receipt of his bonus until a future date. In prior years, Mr. Toll elected to defer receipt of some of his bonus award shares. In December 2006, 2005 and 2004, Mr. Toll received 471,100 shares of his 2002 bonus, 480,164 shares of his 2001 bonus and 471,100 shares of his 2002 bonus, respectively.

Employee Stock Purchase Plan

The Company’s employee stock purchase plan enables substantially all employees to purchase the Company’s Common Stock at 95% of the market price of the stock on specified offering dates without restriction or at 85% of the market price of the stock on specified offering dates subject to restrictions. The plan, which terminates in December 2017, provides that 1.2 million shares be reserved for purchase. At October 31, 2007, 715,967 shares were available for issuance.

The number of shares and the average price per share issued under this plan during each of the three fiscal years ended October 31, 2007, 2006 and 2005 were 44,606 shares and $22.00, 39,535 shares and $26.54, and 35,026 shares and $38.09, respectively. In fiscal 2007 and 2006, the Company recognized $148 thousand and $144 thousand of compensation expense related to this plan.

Notes to Consolidated Financial Statements — (Continued)

10.	Earnings Per Share Information

Information pertaining to the calculation of earnings per share for each of the three years ended October 31, 2007, 2006 and 2005 is as follows (amounts in thousands):

	2007	2006	2005

Basic weighted-average shares	155,318	154,300	154,272
Common stock equivalents	8,848	10,552	14,280

Diluted weighted-average shares	164,166	164,852	168,552

Common stock equivalents represent the dilutive effect of outstanding in-the-money stock options using the treasury stock method. The weighted-average anti-dilutive options that were excluded from the computation of diluted earnings per share in fiscal 2007 and 2006 were 5.3 million and 2.4 million, respectively.

11.	Employee Retirement and Deferred Compensation Plans

The Company maintains a salary deferral savings plan covering substantially all employees. The plan provides for Company contributions of up to 2% of all eligible compensation, plus 2% of eligible compensation above the social security wage base, plus matching contributions of up to 2% of eligible compensation of employees electing to contribute via salary deferrals. Company contributions with respect to the plan were $9.1 million, $9.4 million and $7.2 million for the years ended October 31, 2007, 2006 and 2005, respectively.

The Company has an unfunded, non-qualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation, together with certain Company contributions, earns various rates of return depending upon when the compensation was deferred and the length of time that it has been deferred. A portion of the deferred compensation and interest earned may be forfeited by a participant if he or she elects to withdraw the compensation prior to the end of the deferral period. At October 31, 2007 and 2006, the Company had accrued $11.9 million and $8.5 million, respectively, for its obligations under the plan.

In October 2004, the Company established an unfunded defined benefit retirement plan effective as of September 1, 2004. The plan covers four current or former senior executives and a director of the Company. Effective as of February 1, 2006, the Company adopted an additional unfunded defined benefit retirement plan for nine other executives. The retirement plans are unfunded and vest when the participant has completed 20 years of service with the Company and reaches normal retirement age (age 62). Unrecognized prior service costs are being amortized over the period from the effective date of the plans until the participants are fully vested. The plans do not provide for any automatic increase in benefits. The Company used a 6.01% and a 5.65% discount rate in its calculation of the present value of its projected benefit obligations at October 31, 2007 and 2006, respectively, which represented the approximate long-term investment rate at October 31 of the fiscal year for which the present value was calculated. Information related to the plans is based on actuarial information calculated as of October 31, 2007.

Notes to Consolidated Financial Statements — (Continued)

Information related to the Company’s plans for each of the fiscal years ended October 31, 2007, 2006 and 2005 is as follows (amounts in thousands):

	2007	2006	2005

Plan costs:
Service cost	$330	$370	$311
Interest cost	1,014	929	776
Amortization of prior service costs	1,291	1,957	3,802

	$2,635	$3,256	$4,889

Projected benefit obligation:
Beginning of year	$18,447	$14,966	$13,882
Adoption of plan		2,583
Service cost	330	370	311
Interest cost	1,014	929	776
Benefit payments	(188)
Unrecognized gain	(1,433)	(401)	(3)

End of year	$18,170	$18,447	$14,966

Unamortized prior service cost:
Beginning of year	$3,791	$3,165	$6,967
Adoption of plan		2,583
Amortization of prior service cost	(1,291)	(1,957)	(3,802)

End of year	$2,500	$3,791	$3,165

Accumulated unrecognized gain, October 31	$1,837	$404	$3

Accumulated benefit obligation, October 31	$18,170	$18,851	$14,969

Accrued benefit obligation, October 31	$18,170	$18,851	$14,969

At October 31, 2007, the Company adopted SFAS 158 and recognized the unamortized prior service cost, and accumulated unrecognized gain, net of a tax benefit of $266 thousand, in stockholders’ equity as accumulated other comprehensive income in the amount of $397 thousand.

Based upon the estimated retirement dates of the participants in the plans, the Company would be required to pay the following benefits in each of the next five fiscal years (in thousands): 2008, $818; 2009, $1,135; 2010, $1,135; 2011, $1,135; and 2012, $1,135; and for the five fiscal years ended October 31, 2017, $8,266 in the aggregate.

12.	Commitments and Contingencies

At October 31, 2007, the aggregate purchase price of land parcels under option and purchase agreements, excluding parcels that the Company does not expect to acquire, was approximately $2.33 billion (including $1.21 billion of land to be acquired from joint ventures which the Company has investments). Of the $2.33 billion of land purchase commitments, the Company had paid or deposited $130.5 million and had invested in or guaranteed loans on behalf of the aforementioned joint ventures of $196.2 million. The Company’s option agreements to acquire the home sites do not require the Company to buy the home sites, although the Company may, in some cases, forfeit any deposit balance outstanding if and when it terminates an option contract. Of the $130.5 million the Company had paid or deposited on these purchase agreements, $106.0 million was non-refundable at October 31, 2007. Any deposit in the form of a standby letter of credit is recorded as a liability at the time the standby letter of

Notes to Consolidated Financial Statements — (Continued)

credit is issued. Included in accrued expenses is $38.8 million representing the Company’s outstanding standby letters of credit issued in connection with options to purchase home sites.

At October 31, 2007, the Company had investments in and advances to a number of unconsolidated entities of $183.2 million, was committed to invest or advance an additional $355.5 million in the aggregate to these entities if needed and had guaranteed approximately $140.3 million of these entities’ indebtedness and/or loan commitments. See Notes 3 and 13, “Investments in and Advances to Unconsolidated Entities” and “Related Party Transactions,” for more information regarding these entities.

At October 31, 2007, the Company had outstanding surety bonds amounting to $646.2 million, related primarily to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that $256.8 million of work remains on these improvements. The Company has an additional $137.6 million of surety bonds outstanding that guarantee other obligations of the Company. The Company does not believe it is likely that any outstanding bonds will be drawn upon.

At October 31, 2007, the Company had agreements of sale outstanding to deliver 3,950 homes with an aggregate sales value of $2.85 billion, of which the Company has recognized $55.2 million of revenues with regard to a portion of such homes using the percentage of completion accounting method.

At October 31, 2007, the Company’s mortgage subsidiary was committed to fund $991.5 million of mortgage loans. $157.5 million of these commitments, as well as $93.2 million of mortgage loans receivable, have “locked in” interest rates. The mortgage subsidiary has commitments from recognized outside mortgage financing institutions to acquire $249.6 million of these locked-in loans and receivables. Our home buyers have not “locked-in” the interest rate on the remaining $834.0 million.

The Company leases certain facilities and equipment under non-cancelable operating leases. Rental expense incurred by the Company amounted to $16.0 million in 2007, $13.1 million in 2006 and $11.8 million in 2005. At October 31, 2007 future minimum rent payments under these operating leases were $18.8 million for 2008, $15.4 million for 2009, $11.8 million for 2010, $7.8 million for 2011, $5.1 million in 2012 and $22.6 million thereafter.

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

The Company and several of its officers and directors have been named as defendants in a securities class action (including an amended complaint) filed in the U.S. District Court for the Eastern District of Pennsylvania. The plaintiffs filed this action on behalf of the purported class of purchasers of the Company’s common stock between December 9, 2004 and November 8, 2005. The complaint alleges that the defendants violated Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934. The Company has responded to the amended complaint by filing a motion to dismiss, challenging the sufficiency of the pleadings. There has not yet been any ruling on the Company’s motion. The Company believes that this lawsuit is without merit and intends to vigorously defend against it.

A second securities class action suit was filed in federal court in the Central District of California. The plaintiff, on behalf of the purported class of shareholders, alleges that the Chief Financial Officer of the Company violated federal securities laws by issuing various materially false and misleading statements during the class period between December 8, 2005 and August 22, 2007. This suit has not yet been served and, therefore, the Company has not yet responded to it. The Company believes that this lawsuit is without merit and intends to vigorously defend against it.

Notes to Consolidated Financial Statements — (Continued)

The Company is involved in various other claims and litigation arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material effect on the business or on the financial condition of the Company.

13.	Related Party Transactions

The Company formed the Trust in 1998 to take advantage of commercial real estate opportunities. The Trust is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Zvi Barzilay (and members of his family), Joel H. Rassman and other members of the Company’s current and former senior management; and one-third by PASERS (collectively, the “Shareholders”). The Company had previously reduced its investment in the Trust by approximately $2.1 million which represented the deferred gain on the sale of a parcel of land to the Trust in May 2003; the Company reclassified this deferral to accrued expenses on its consolidated balance sheet at October 31, 2007. In fiscal 2007, the Company had received distributions from the Trust that resulted in reducing the carrying value of its investment in the Trust to zero. The Company provides development, finance and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $5.9 million, $2.5 million and $2.2 million in the fiscal years ended October 31, 2007, 2006 and 2005, respectively. The Company believes that the transactions between itself and the Trust were on terms no less favorable than it would have agreed to with unrelated parties.

14.	Information on Business Segments

The table below summarizes revenue and income (loss) before income taxes for each of the Company’s geographic segments for each of the three years ended October 31, 2007, 2006 and 2005 (amounts in thousands):

	2007	2006	2005

Revenue
North	$1,087,633	$1,444,167	$1,134,539
Mid-Atlantic	1,340,610	1,777,891	2,062,778
South	976,923	1,192,388	721,118
West	1,241,813	1,709,007	1,874,990

Total	$4,646,979	$6,123,453	$5,793,425

Income (loss) before income taxes
North	$51,152	$281,917	$240,256
Mid-Atlantic	206,433	491,803	679,102
South	(20,376)	161,811	81,567
West	(87,940)	338,516	450,841
Corporate and other	(78,590)	(147,431)	(128,638)

Total	$70,679	$1,126,616	$1,323,128

Other is comprised principally of general corporate expenses such as the offices of the Chief Executive Officer and President, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, offset, in part by interest income and income from our ancillary businesses.

Notes to Consolidated Financial Statements — (Continued)

The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable for each of the three years ended October 31, 2007, 2006 and 2005, as follows (amounts in thousands):

	2007	2006	2005

Land controlled for future communities:
North	$4,983	$9,309	$1,595
Mid-Atlantic	4,020	7,725	1,430
South	7,912	14,096	109
West	21,005	59,795	145

	37,920	90,925	3,279

Operating communities and land owned:
North	117,925	37,420	1,100
Mid-Atlantic	68,250
South	143,450	2,500	700
West	251,971	21,200

	581,596	61,120	1,800

Total	$619,516	$152,045	$5,079

In fiscal 2007, the Company also recognized $59.2 million of impairment charges related to unconsolidated entities in which it had investments. These investments are located in our West segment.

The table below summarizes total assets for each of the Company’s geographic segments at October 31, 2007, 2006 and 2005 (amounts in thousands):

	2007	2006	2005

North	$1,589,119	$1,758,520	$1,305,619
Mid-Atlantic	1,523,447	1,654,718	1,331,023
South	1,180,325	1,338,324	1,096,627
West	1,616,395	1,905,945	1,611,230
Other	1,311,030	926,034	999,341

Total	$7,220,316	$7,583,541	$6,343,840

Other is comprised principally of cash and cash equivalents and the assets of our manufacturing facilities and mortgage company.

Notes to Consolidated Financial Statements — (Continued)

15.	Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for each of the three years ended October 31, 2007, 2006 and 2005 (amounts in thousands):

	2007	2006	2005

Cash flow information:
Interest paid, net of amount capitalized	$14,907	$20,045	$22,803
Income taxes paid	$322,844	$367,585	$363,850
Non-cash activity:
Cost of inventory acquired through seller financing or recorded due to VIE criteria	$87,218	$147,224	$173,675
Contribution of inventory, net of related debt, to unconsolidated entities		$4,500
Land returned to seller subject to loan payable	$8,693
Stock bonus awards	$7,010	$10,926	$30,396
Contributions to employee retirement plan	$2,764	$2,411
Income tax benefit related to exercise of employee stock options	$2,442	$3,355	$80,915
Adoption of supplemental retirement plan		$2,583
Investment in unconsolidated entities made by letters of credit	$17,828	$25,885
Reduction of investment in unconsolidated entities due to the reduction of letters of credit	$10,883	$7,585
Reclassification of deferred income from investment in unconsolidated entities to accrued liabilities	$2,109
Miscellaneous increases (decreases) to investments in unconsolidated entities	$608	$(2,035)
Acquisition of unconsolidated entities’ assets and liabilities:
Fair value of assets acquired		$189,773
Liabilities assumed		$111,320
Cash paid		$44,750
Reduction in investment and advances to unconsolidated entities		$33,703
Disposition of ancillary businesses:
Fair value of assets sold	$8,453
Liabilities incurred in disposition	$954
Liabilities assumed by buyer	$1,751
Cash received	$32,299

16.	Supplemental Guarantor Information

A 100% owned subsidiary of the Company, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), issued $300 million of 6.875% Senior Notes due 2012 on November 22, 2002; $250 million of 5.95% Senior Notes due 2013 on September 3, 2003; $300 million of 4.95% Senior Notes due 2014 on March 16, 2004; and $300 million of 5.15% Senior Notes due 2015 on June 2, 2005. The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest is guaranteed jointly and severally on a senior basis by the Company and substantially all of the Company’s 100%-owned home building subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional. The Company’s non-home building subsidiaries and several of its home building subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the debt. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such disclosures would not be material to investors. Prior to the senior debt issuances, the Subsidiary Issuer did not have any operations.

Supplemental consolidating financial information of Toll Brothers, Inc., the Subsidiary Issuer, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at Toll Brothers, Inc. on a consolidated basis is presented below (amounts in thousands $).

Notes to Consolidated Financial Statements — (Continued)

Consolidating Balance Sheet at October 31, 2007

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents			783,891	116,446		900,337
Inventory			5,183,247	389,408		5,572,655
Property, construction and office equipment, net			81,832	2,433		84,265
Receivables, prepaid expenses and other assets		4,241	105,316	32,465	(6,112)	135,910
Contracts receivable			45,472	1,053		46,525
Mortgage loans receivable				93,189		93,189
Customer deposits held in escrow			33,689	678		34,367
Deferred tax asset	169,897					169,897
Investments in and advances to unconsolidated entities			183,171			183,171
Investments in and advances to consolidated entities	3,557,297	1,159,384	(1,175,807)	(94,835)	(3,446,039)	—

	3,727,194	1,163,625	5,240,811	540,837	(3,452,151)	7,220,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable			481,262	215,552		696,814
Senior notes		1,142,306				1,142,306
Senior subordinated notes			350,000			350,000
Mortgage company warehouse loan				76,730		76,730
Customer deposits			230,982	29,173		260,155
Accounts payable			229,448	7,429		236,877
Accrued expenses		21,319	563,016	146,156	(6,262)	724,229
Income taxes payable	199,960			(2,000)		197,960

Total liabilities	199,960	1,163,625	1,854,708	473,040	(6,262)	3,685,071

Minority interest				8,011		8,011
Stockholders’ equity:
Common stock	1,570			2,003	(2,003)	1,570
Additional paid-in capital	227,561		4,420	2,734	(7,154)	227,561
Retained earnings	3,298,925		3,382,080	55,049	(3,437,129)	3,298,925
Treasury stock, at cost	(425)					(425)
Accumulated other comprehensive income	(397)		(397)		397	(397)

Total stockholders’ equity	3,527,234	—	3,386,103	59,786	(3,445,889)	3,527,234

	3,727,194	1,163,625	5,240,811	540,837	(3,452,151)	7,220,316

Notes to Consolidated Financial Statements — (Continued)

Consolidating Balance Sheet at October 31, 2006

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents			582,465	50,059		632,524
Inventory			5,719,057	376,645		6,095,702
Property, construction and office equipment, net			90,676	8,413		99,089
Receivables, prepaid expenses and other assets		4,932	76,317	78,920	277	160,446
Contracts receivable			87,030	83,081		170,111
Mortgage loans receivable				130,326		130,326
Customer deposits held in escrow			46,198	3,478		49,676
Investments in and advances to unconsolidated entities			245,667			245,667
Investments in and advances to consolidated entities	3,752,372	1,157,554	(1,350,097)	(151,355)	(3,408,474)	—

	3,752,372	1,162,486	5,497,313	579,567	(3,408,197)	7,583,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable			510,848	226,086		736,934
Senior notes		1,141,167				1,141,167
Senior subordinated notes			350,000			350,000
Mortgage company warehouse loan				119,705		119,705
Customer deposits			325,607	34,540		360,147
Accounts payable			282,194	9,977		292,171
Accrued expenses		21,319	690,651	113,319	(1)	825,288
Income taxes payable	336,446			(1,946)		334,500

Total liabilities	336,446	1,162,486	2,159,300	501,681	(1)	4,159,912

Minority interest				7,703		7,703
Stockholders’ equity:
Common stock	1,563			2,003	(2,003)	1,563
Additional paid-in capital	220,783		4,420	2,734	(7,154)	220,783
Retained earnings	3,263,274		3,333,593	65,446	(3,399,039)	3,263,274
Treasury stock, at cost	(69,694)					(69,694)

Total stockholders’ equity	3,415,926		3,338,013	70,183	(3,408,196)	3,415,926

	3,752,372	1,162,486	5,497,313	579,567	(3,408,197)	7,583,541

Notes to Consolidated Financial Statements — (Continued)

Consolidating Statement of Income for the fiscal year ended October 31, 2007

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Completed contract			4,495,600			4,495,600
Percentage of completion			89,018	50,475		139,493
Land sales			11,886			11,886

			4,596,504	50,475		4,646,979

Costs of revenues:
Completed contract			3,860,686	45,296	(75)	3,905,907
Percentage of completion			70,647	38,307		108,954
Land sales			8,069			8,069
Interest		66,939	100,432	2,015	(66,939)	102,447

		66,939	4,039,834	85,618	(67,014)	4,125,377

Selling, general and administrative	30	705	517,392	34,817	(36,215)	516,729
Goodwill impairment			8,973			8,973

Income from operations	(30)	(67,644)	30,305	(69,960)	103,229	(4,100)
Other:
Earnings from unconsolidated entities			(40,353)			(40,353)
Interest and other		67,644	80,758	72,437	(105,706)	115,133
Earnings from subsidiaries	70,710				(70,710)	—

Income before income taxes	70,680	—	70,710	2,477	(73,187)	70,680
Income taxes	35,029		14,906	969	(15,875)	35,029

Net income	35,651	—	55,804	1,508	(57,312)	35,651

Notes to Consolidated Financial Statements — (Continued)

Consolidating Statement of Income for the fiscal year ended October 31, 2006

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Completed contract			5,945,169			5,945,169
Percentage of completion			87,030	83,081		170,111
Land sales			8,173			8,173

			6,040,372	83,081		6,123,453

Cost of revenues:
Completed contract			4,259,097	5,221	(1,118)	4,263,200
Percentage of completion			67,711	64,557		132,268
Land sales			6,997			6,997
Interest		66,939	105,639	16,354	(66,939)	121,993

		66,939	4,439,444	86,132	(68,057)	4,524,458

Selling, general and administrative	40	704	573,881	33,332	(34,553)	573,404

Income from operations	(40)	(67,643)	1,027,047	(36,383)	102,610	1,025,591
Other:
Earnings from unconsolidated entities			48,361			48,361
Earnings from subsidiaries	1,126,656				(1,126,656)	—
Interest and other		67,643	51,566	50,038	(116,583)	52,664

Income before income taxes	1,126,616	—	1,126,974	13,655	(1,140,629)	1,126,616
Income taxes	439,403		429,538	5,464	(435,002)	439,403

Net income	687,213	—	697,436	8,191	(705,627)	687,213

Notes to Consolidated Financial Statements — (Continued)

Consolidating Statement of Income for the fiscal year ended October 31, 2005

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Completed contract			5,759,301			5,759,301
Land sales			34,124			34,124

			5,793,425			5,793,425

Cost of revenues:
Completed contract			3,899,741	4,326	(1,370)	3,902,697
Land sales			24,416			24,416
Interest		57,553	124,848	3,049	(60,167)	125,283

		57,553	4,049,005	7,375	(61,537)	4,052,396

Selling, general and administrative	45	604	483,697	26,754	(28,314)	482,786

Income from operations	(45)	(58,157)	1,260,723	(34,129)	89,851	1,258,243
Other:
Earnings from unconsolidated entities			27,744			27,744
Earnings from subsidiaries	1,323,173	58,157			(1,381,330)	—
Interest and other			38,762	47,330	(44,895)	41,197
Expenses related to early retirement of debt			(4,056)			(4,056)

Income before income taxes	1,323,128	—	1,323,173	13,201	(1,336,374)	1,323,128
Income taxes	517,018		513,141	5,162	(518,303)	517,018

Net income	806,110	—	810,032	8,039	(818,071)	806,110

Notes to Consolidated Financial Statements — (Continued)

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2007

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities:
Net income	35,651		55,804	1,508	(57,312)	35,651
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization		1,139	28,376	434		29,949
Amortization of initial benefit obligation			1,291			1,291
Stock-based compensation	27,463					27,463
Excess tax benefit from stock-based compensation	(15,915)					(15,915)
Loss from unconsolidated entities			40,353			40,353
Distributions from unconsolidated entities			23,545			23,545
Deferred tax provision	(289,203)					(289,203)
Inventory impairments			579,815	39,700		619,515
Goodwill impairment			8,973			8,973
Gain on sales of businesses				(24,643)		(24,643)
Changes in operating assets and liabilities:
(Increase) decrease in inventory			34,191	(52,464)		(18,273)
Origination of mortgage loans				(1,412,629)		(1,412,629)
Sale of mortgage loans				1,449,766		1,449,766
Decrease in contracts receivable			41,558	82,028		123,586
Decrease (increase) in receivables, prepaid expenses and other assets	193,524	(1,139)	(221,401)	(25,522)	64,467	9,929
Decrease in customer deposits			(82,116)	(2,567)		(84,683)
(Decrease) increase in accounts payable and accrued expenses	10,667		(231,464)	32,358	(7,155)	(195,594)
Increase (decrease) in current income taxes payable	1,441			(53)		1,388

Net cash provided by (used in) operating activities	(36,372)	—	278,925	87,916	—	330,469

Cash flow from investing activities:
Purchase of property and equipment, net			(14,348)	(627)		(14,975)
Proceeds from sale of business				32,299		32,299
Purchase of marketable securities			(5,143,195)	(626,610)		(5,769,805)
Sale of marketable securities			5,143,195	626,610		5,769,805
Investments in unconsolidated entities			(34,530)			(34,530)
Distributions from unconsolidated entities			42,790			42,790

Net cash provided by (used in) in investing activities	—	—	(6,088)	31,672	—	25,584

Cash flow from financing activities:
Principal payments of loans payable			(104,765)	(1,528,020)		(1,632,785)
Proceeds from loans payable			33,354	1,474,511		1,507,865
Proceeds from stock-based benefit plans	20,475					20,475
Proceeds from restricted stock award	1,800					1,800
Excess tax benefit from stock-based compensation	15,915					15,915
Purchase of treasury stock	(1,818)					(1,818)
Change in minority interest				308		308

Net cash (used in) provided by financing activities	36,372	—	(71,411)	(53,201)	—	(88,240)

Net increase in cash and cash equivalents	—	—	201,426	66,387	—	267,813
Cash and cash equivalents, beginning of period			582,465	50,059		632,524

Cash and cash equivalents, end of period	—	—	783,891	116,446	—	900,337

Notes to Consolidated Financial Statements — (Continued)

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2006

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities:
Net income	687,213		697,118	8,314	(705,432)	687,213
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization		1,139	26,705	2,513		30,357
Amortization of initial benefit obligation			1,957			1,957
Stock-based compensation	27,082					27,082
Excess tax benefits from stock-based compensation	(16,110)					(16,110)
Earnings from unconsolidated entities			(48,361)			(48,361)
Distributions from unconsolidated entities			10,534			10,534
Deferred tax provision	8,773					8,773
Inventory impairments			152,045			152,045
Changes in operating assets and liabilities
Increase in inventory			(797,296)	(80,450)		(877,746)
Origination of mortgage loans				(1,022,663)		(1,022,663)
Sale of mortgage loans				992,196		992,196
Increase in contracts receivable			(87,030)	(83,081)		(170,111)
Decrease (increase) in receivables, prepaid expenses and other assets	(704,708)	(1,869)	(75,125)	131,487	672,560	22,345
(Decrease) increase in customer deposits			(67,592)	31,062		(36,530)
Increase (decrease) in accounts payable and accrued expenses	13,337	730	(5,550)	10,496	32,872	51,885
Increase in current income taxes payable	63,045					63,045

Net cash (used in) provided by operating activities	78,632	—	(192,595)	(10,126)	—	(124,089)

Cash flow from investing activities:
Purchase of property and equipment, net			(40,052)	(1,688)		(41,740)
Purchase of marketable securities			(2,693,485)	(151,325)		(2,844,810)
Sale of marketable securities			2,693,485	151,325		2,844,810
Investments in unconsolidated entities			(122,190)			(122,190)
Return of investment in unconsolidated entities			53,806			53,806
Acquisition of joint venture interest				(44,750)		(44,750)

Net cash used in investing activities	—	—	(108,436)	(46,438)	—	(154,874)

Cash flow from financing activities:
Proceeds from loans payable			472,065	1,142,022		1,614,087
Principal payments of loans payable			(252,881)	(1,064,069)		(1,316,950)
Proceeds from stock-based benefit plans	15,103					15,103
Excess tax benefits from stock-based compensation	16,110					16,110
Purchase of treasury stock	(109,845)					(109,845)
Change in minority interest				3,763		3,763

Net cash provided by (used in) financing activities	(78,632)	—	219,184	81,716	—	222,268

Net (decrease) increase in cash and cash equivalents	—	—	(81,847)	25,152	—	(56,695)
Cash and cash equivalents, beginning of year			664,312	24,907		689,219

Cash and cash equivalents, end of year	—	—	582,465	50,059	—	632,524

Notes to Consolidated Financial Statements — (Continued)

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2005

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities
Net income	806,110		810,032	8,039	(818,071)	806,110
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization		766	18,483	1,096		20,345
Amortization of initial benefit obligation			3,802			3,802
Amortization of unearned compensation	200					200
Earnings from unconsolidated entities			(27,744)			(27,744)
Distribution of earnings from unconsolidated entities			13,401			13,401
Deferred income taxes	26,763					26,763
Inventory impairments			5,079			5,079
Write-off of unamortized debt discount and financing costs			416			416
Changes in operating assets and liabilities:
Increase in inventory			(908,325)	(117,096)		(1,025,421)
Origination of mortgage loans				(873,404)		(873,404)
Sale of mortgage loans				873,459		873,459
(Increase) decrease in receivables, prepaid expense and other assets	(915,781)	(300,800)	345,232	(2,179)	834,359	(39,169)
Increase in customer deposits			109,506			109,506
Increase in accounts payable and accrued expenses	30,396	6,437	258,171	36,233	(16,288)	314,949
Increase in current taxes payable	126,350			54		126,404

Net cash provided by (used in) operating activities	74,038	(293,597)	628,053	(73,798)	—	334,696

Cash flows from investing activities
Purchase of property, construction and office equipment, net			(42,844)	(185)		(43,029)
Purchase of marketable securities			(4,575,434)			(4,575,434)
Sale of marketable securities			4,685,463	5,000		4,690,463
Investments in unconsolidated entities			(55,059)			(55,059)
Return of investment in unconsolidated entities			14,631			14,631

Net cash provided by investing activities			26,757	4,815		31,572

Cash flows from financing activities
Proceeds from loans payable			237,889	888,062		1,125,951
Principal payments on loans payable			(584,723)	(807,110)		(1,391,833)
Net proceeds from public debt		293,597	(500)			293,097
Redemption of subordinated debt			(100,000)			(100,000)
Proceeds from stock-based benefit plans	44,729					44,729
Purchase of treasury stock	(118,767)					(118,767)
Change in minority interest				3,940		3,940

Net cash (used in) provided by financing activities	(74,038)	293,597	(447,334)	84,892		(142,883)

Increase in cash and equivalents			207,476	15,909	—	223,385
Cash and equivalents, beginning of year			456,836	8,998		465,834

Cash and equivalents, end of year	—	—	664,312	24,907	—	689,219

Summary Consolidated Quarterly Financial Data (Unaudited)

	Three Months Ended,
	October 31	July 31	April 30	January 31
	(Amounts in thousands, except per share data)

Fiscal 2007
Revenue	$1,169,340	$1,212,351	$1,174,677	$1,090,611
Gross profit	$25,601	$134,043	$167,327	$194,631
(Loss) income before income taxes	$(121,059)	$45,046	$59,493	$87,200
Net (loss) income	$(81,841)	$26,486	$36,690	$54,316
(Loss) earnings per share
Basic	$(0.52)	$0.17	$0.24	$0.35
Diluted	$(0.52)	$0.16	$0.22	$0.33
Weighted-average number of shares
Basic	156,787	155,556	154,716	154,212
Diluted	156,787	164,375	164,294	164,048
Fiscal 2006
Revenue	$1,808,751	$1,531,213	$1,442,533	$1,340,956
Gross profit	$402,849	$416,383	$402,834	$376,929
Income before income taxes	$291,157	$285,234	$284,578	$265,647
Net income	$173,794	$174,632	$174,937	$163,850
Earnings per share
Basic	$1.13	$1.14	$1.13	$1.06
Diluted	$1.07	$1.07	$1.06	$0.98
Weighted-average number of shares
Basic	153,641	153,723	154,763	155,076
Diluted	163,139	163,514	165,727	167,027

(1)	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

(2)	For the three months ended October 31, 2007 there were no incremental shares attributed to outstanding options to purchase common stock because the Company had a net loss for the period, and any incremental shares would not be dilutive.