Form 10-Q
period 2008-01-31
TOLL BROTHERS INC
filed 2008-03-10
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At March 2, 2008, there were approximately 158,524,000 shares of Common Stock, $.01 par value, outstanding.

TOLL BROTHERS, INC. AND SUBSIDIARIES

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements may include information relating to anticipated operating results (including changes in revenues, profitability and operating margins), financial resources, interest expense, inventory write-downs, changes in accounting treatment, effects of homebuyer cancellations, growth and expansion, anticipated income or loss to be realized from our investments in unconsolidated entities, the ability to acquire land, the ability to gain approvals and to open new communities, the ability to sell homes and properties, the ability to deliver homes from backlog, the ability to secure materials and subcontractors, the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities in the future, industry trends, and stock market valuations. From time to time, forward-looking statements also are included in our Form 10-K and other periodic reports on Forms 10-Q and 8-K, in press releases, in presentations, on our web site and in other materials released to the public.

Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. These risks and uncertainties include local, regional and national economic conditions, the demand for homes, domestic and international political events, uncertainties created by terrorist attacks, the effects of governmental regulation, the competitive environment in which the Company operates, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, adverse market conditions that could result in substantial inventory writedowns, the availability of capital, uncertainties and fluctuations in capital and securities markets, changes in tax laws and their interpretation, legal proceedings, the availability of adequate insurance at reasonable cost, the ability of customers to obtain adequate and affordable financing for the purchase of homes, the ability of home buyers to sell their existing homes, the ability of the participants in our various joint ventures to honor their commitments, the availability and cost of labor and materials, construction delays and weather conditions.

The factors mentioned in this report or in other reports or public statements made by us will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Additional information concerning potential factors that we believe could cause our actual results to differ materially from expected and historical results is included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires. Reference herein to “fiscal 2008,” “fiscal 2007,” “fiscal 2006,” and “fiscal 2005,” refer to our fiscal year ending October 31, 2008, and our fiscal years ended October 31, 2007, October 31, 2006 and October 31, 2005, respectively.

Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. On February 27, 2008, we issued a press release and held a conference call to review the results of operations for the three-month period ended January 31, 2008 and to discuss the current state of our business. The information contained in this report is the same information given in the press release and on the conference call on February 27, 2008, and we are not reconfirming or updating that information in this Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TOLL BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	January 31,	October 31,
	2008	2007
	(Unaudited)

ASSETS
Cash and cash equivalents	$956,644	$900,337
Inventory	5,273,702	5,572,655
Property, construction and office equipment, net	98,342	84,265
Receivables, prepaid expenses and other assets	130,331	135,910
Contracts receivable	24,471	46,525
Mortgage loans receivable	78,544	93,189
Customer deposits held in escrow	31,824	34,367
Investments in and advances to unconsolidated entities	156,931	183,171
Deferred tax assets	269,830	169,897

	$7,020,619	$7,220,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable	$712,015	$696,814
Senior notes	1,142,591	1,142,306
Senior subordinated notes	350,000	350,000
Mortgage company warehouse loan	67,605	76,730
Customer deposits	226,713	260,155
Accounts payable	192,346	236,877
Accrued expenses	694,283	724,229
Income taxes payable	213,670	197,960

Total liabilities	3,599,223	3,685,071

Minority interest	8,014	8,011
Stockholders’ equity:
Preferred stock, none issued
Common stock, 158,531 shares and 157,028 shares issued at January 31, 2008 and October 31, 2007, respectively	1,585	1,570
Additional paid-in capital	258,718	227,561
Retained earnings	3,155,508	3,298,925
Treasury stock, at cost — 38 shares and 20 shares at January 31, 2008 and October 31, 2007, respectively	(787)	(425)
Accumulated other comprehensive loss	(1,642)	(397)

Total stockholders’ equity	3,413,382	3,527,234

	$7,020,619	$7,220,316

See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Three months ended January 31,
	2008	2007
	(Unaudited)

Revenues:
Completed contract	$826,534	$1,054,136
Percentage of completion	15,795	33,085
Land sales	523	3,390

	842,852	1,090,611

Cost of revenues:
Completed contract	834,196	846,403
Percentage of completion	12,888	25,897
Land sales	434	1,037
Interest	20,967	22,643

	868,485	895,980

Selling, general and administrative expenses	121,318	134,210
Goodwill impairment		8,973

(Loss) income from operations	(146,951)	51,448
Other:
(Loss) earnings from unconsolidated entities	(24,086)	6,792
Interest and other income	19,082	28,960

(Loss) income before income taxes	(151,955)	87,200
Income tax (benefit) provision	(55,998)	32,884

Net (loss) income	$(95,957)	$54,316

(Loss) earnings per share:
Basic	$(0.61)	$0.35

Diluted	$(0.61)	$0.33

Weighted-average number of shares:
Basic	157,813	154,212
Diluted	157,813	164,048

See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three months ended January 31,
	2008	2007
	(Unaudited)

Cash flow from operating activities:
Net (loss) income	$(95,957)	$54,316
Adjustments to reconcile net(loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,961	7,849
Amortization of initial benefit obligation		442
Stock-based compensation	12,374	12,888
Excess tax benefits from stock-based compensation	(6,853)	(2,976)
Loss (earnings) from unconsolidated entities	24,086	(6,792)
Distributions of earnings from unconsolidated entities	4,971	6,653
Deferred tax benefit	(99,933)	(37,874)
Inventory impairments	217,660	96,901
Gain on sale of business		(9,565)
Goodwill impairment		8,973
Changes in operating assets and liabilities, net of assets and liabilities acquired
Decrease (increase) in inventory	79,819	(186,705)
Origination of mortgage loans	(275,230)	(281,317)
Sale of mortgage loans	289,875	333,298
Decrease in contracts receivable	22,054	3,224
Decrease in receivables, prepaid expenses and other assets	4,718	6,293
Decrease in customer deposits	(30,899)	(16,805)
Decrease in accounts payable and accrued expenses	(70,924)	(95,232)
Decrease in current income taxes payable	(22,537)	(7,291)

Net cash provided by (used in) operating activities	60,185	(113,720)

Cash flow from investing activities:
Purchase of property and equipment, net	(3,791)	(7,025)
Purchase of marketable securities	(1,371,742)	(1,186,525)
Sale of marketable securities	1,371,742	1,186,525
Proceeds from sale of ancillary business		15,755
Investment in and advances to unconsolidated entities	(8,713)	(7,551)
Return of investments in unconsolidated entities	2,623

Net cash (used in) provided by investing activities	(9,881)	1,179

Cash flow from financing activities:
Proceeds from loans payable	302,988	287,270
Principal payments of loans payable	(313,893)	(365,501)
Proceeds from stock-based benefit plans	10,413	3,317
Proceeds from restricted stock award		1,800
Excess tax benefits from stock-based compensation	6,853	2,976
Purchase of treasury stock	(361)	(656)
Change in minority interest	3	60

Net cash provided by (used in) financing activities	6,003	(70,734)

Net increase (decrease) in cash and cash equivalents	56,307	(183,275)
Cash and cash equivalents, beginning of period	900,337	632,524

Cash and cash equivalents, end of period	$956,644	$449,249

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2007 balance sheet amounts and disclosures included herein have been derived from our October 31, 2007 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, the Company suggests that they be read in conjunction with the consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended October 31, 2007. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of January 31, 2008, and the results of its operations and cash flows for the three months ended January 31, 2008 and 2007. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

Income Taxes

On November 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (the “FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 requires a company to recognize the financial statement effect of a tax position when it is more-likely-than-not (defined as a likelihood of more than 50 percent), based on the technical merits of the position, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements based upon the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that tax position is not recognized in the financial statements. See Note 6, “Income Taxes”, for information concerning the adoption of FIN 48.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires the Company to (a) recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period, (c) measure defined benefit plan assets and defined benefit plan obligations as of the date of the Company’s statement of financial position, and (d) disclose additional information about certain effects on net periodic benefit costs in the upcoming

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal year that arise from the delayed recognition of the actuarial gains and losses and the prior service costs and credits. The Company adopted SFAS 158 effective October 31, 2007 related to its recognition of accumulated other comprehensive income, net of tax. The Company’s adoption of SFAS 158 did not have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 will be effective for the Company’s fiscal year beginning November 1, 2008. The Company is currently reviewing the effect SFAS 157 will have on its financial statements; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 will be effective for the Company’s fiscal year beginning November 1, 2008. The Company is currently reviewing the effect SFAS 159 will have on its financial statements; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment to ARB No. 51” (“SFAS 160”). Under the provisions of SFAS 160, a noncontrolling interest in a subsidiary, or minority interest, must be classified as equity and the amount of consolidated net income specifically attributable to the minority interest must be clearly identified in the consolidated statement of operations. SFAS 160 also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling interest retained in a deconsolidation. SFAS 160 will be effective for the Company’s fiscal year beginning November 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS 160; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Reclassification

The presentation of certain prior year amounts have been reclassified to conform to the fiscal 2008 presentation.

2.	Inventory

Inventory consisted of the following (amounts in thousands):

	January 31,	October 31,
	2008	2007

Land and land development costs	$1,718,983	$1,749,652
Construction in progress — completed contract	2,908,152	3,109,243
Construction in progress — percentage of completion	60,688	62,677
Sample homes and sales offices	355,799	357,322
Land deposits and costs of future development	211,960	274,799
Other	18,120	18,962

	$5,273,702	$5,572,655

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Construction in progress includes the cost of homes under construction, land and land development costs and the carrying cost of home sites that have been substantially improved.

The Company capitalizes certain interest costs to inventory during the development and construction period. Capitalized interest is charged to cost of revenues when the related inventory is delivered for homes accounted for under the completed contract method or when the related inventory is charged to cost of revenues under percentage of completion accounting. Interest incurred, capitalized and expensed for the three months ended January 31, 2008 and 2007, was as follows (amounts in thousands):

	2008	2007

Interest capitalized, beginning of period	$215,571	$181,465
Interest incurred	33,105	34,151
Interest expensed to cost of revenues	(20,967)	(22,643)
Write-off against other income	—	(40)

Interest capitalized, end of period	$227,709	$192,933

Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. The amounts included in the above table reflect the gross amount of capitalized interest before allocation of any impairment charges recognized.

Interest included in cost of revenues for the three months ended January 31, 2008 and 2007, was as follows (amounts in thousands):

	2008	2007

Completed contract	$20,701	$21,737
Percentage of completion	264	905
Land	2	1

	$20,967	$22,643

The Company recognized inventory impairment charges and the expensing of costs that it believed not to be recoverable in the three months ended January 31, 2008 and 2007, as follows (amounts in thousands):

	2008	2007

Land controlled for future communities	$72,485	$13,939
Operating communities and land owned	145,175	82,962

Total	$217,660	$96,901

At the end of each fiscal quarter, the Company evaluates its operating communities and land owned to determine their estimated fair value and whether their estimated fair value exceeded their carrying costs. In the three-month period ended January 31, 2008, the Company recognized $145.2 million of impairment charges related to 38 operating communities and land owned; the fair value of such communities and land, net of the impairment charges, was $339.3 million at January 31, 2008. In the three-month period ended January 31, 2007, the Company recognized $83.0 million of impairment charges related to 18 operating communities and land owned; the fair value of those communities and land, net of the impairment charges was $211.8 million at January 31, 2007.

At January 31, 2008, the Company evaluated its land purchase contracts to determine if any of the selling entities were variable interest entities (“VIEs”) and, if they were, whether the Company was the primary beneficiary of any of them. Under these purchase contracts, the Company does not possess legal title to the land and its risk is generally limited to deposits paid to the sellers; the creditors of the sellers generally have no recourse against the

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company. At January 31, 2008, the Company had determined that it was the primary beneficiary of one VIE related to a land purchase contract and had recorded $15.3 million of inventory and $12.0 million of accrued expenses.

3.	Investments in and Advances to Unconsolidated Entities

The Company has investments in and advances to several joint ventures with unrelated parties to develop land. Some of these joint ventures develop land for the sole use of the venture participants, including the Company, and others develop land for sale to the venture participants and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites to other builders. The Company does not recognize earnings from home sites it purchases from the joint ventures, but instead reduces its cost basis in those home sites by its share of the earnings on the home sites. At January 31, 2008, the Company had approximately $72.2 million invested in or advanced to these joint ventures and was committed to contributing additional capital in an aggregate amount of approximately $217.1 million (net of the Company’s $121.7 million of loan guarantees related to two of these joint ventures’ loans) if required by the joint ventures. At January 31, 2008, three of these joint ventures had an aggregate of $1.22 billion of loan commitments, and had approximately $1.06 billion borrowed against the commitments, of which the Company’s guarantees of its pro-rata share of the borrowings were $99.4 million. The Company has recognized cumulative impairment charges of $87.0 million ($27.8 million in the three-month period ended January 31, 2008 and $59.2 million in the three-month period ended October 31, 2007) against two of its investment in these entities because it did not believe that its investments were recoverable.

The Company has investments in and advances to two joint ventures with unrelated parties to develop luxury condominium projects, including for-sale residential units and commercial space. At January 31, 2008, the Company had investments in and advances to these joint ventures of $26.3 million, was committed to making up to $123.1 million of additional investments in and advances to these joint ventures if required by the joint ventures, and guaranteed $18.6 million of loans of these joint ventures. At January 31, 2008, these joint ventures had an aggregate of $307.3 million of loan commitments and had approximately $179.6 million borrowed against the commitments.

The Company has a 50% interest in a joint venture with an unrelated party to convert a 525-unit apartment complex, The Hudson Tea Buildings, located in Hoboken, New Jersey, into luxury condominium units. At January 31, 2008, the Company had investments in and advances to this joint venture of $48.7 million, and was committed to making up to $1.5 million of additional investments in and advances to it.

In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust II (“Trust II”) to be in a position to take advantage of commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by PASERS. At January 31, 2008, the Company had an investment of $9.8 million in Trust II. In addition, the Company and PASERS each entered into subscription agreements that expire in September 2009, whereby each agreed to invest additional capital in an amount not to exceed $11.1 million if required by Trust II. Prior to the formation of Trust II, the Company used Toll Brothers Realty Trust (the “Trust”) to invest in commercial real estate opportunities.

The Company formed the Trust in 1998 to take advantage of commercial real estate opportunities. The Trust is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and trusts established for the benefit of members of his family), Zvi Barzilay (and trusts established for the benefit of members of his family), Joel H. Rassman, and other members of the Company’s current and former senior management; and one-third by PASERS. During fiscal 2007, the Company received distributions from the Trust that resulted in reducing the carrying value of its investment in the Trust to zero. The Company provides development, finance and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $0.5 million and $0.5 million in the three-month periods ended January 31, 2008 and 2007, respectively. The Company believes that the transactions between itself and the Trust were on terms no less favorable than it would have agreed to with unrelated parties.

The Company’s investments in these entities are accounted for using the equity method.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill Impairment

In the three-month period ended January 31, 2007, due to the continued decline of the Detroit market, the Company re-evaluated the carrying value of goodwill that resulted from a 1999 acquisition in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company estimated the fair value of its assets in this market, including goodwill. Fair value was determined based on the discounted future cash flow expected to be generated in this market. Based upon this evaluation and the Company’s expectation that this market would not recover for a number of years, the Company determined that the related goodwill was impaired. The Company recognized a $9.0 million impairment charge in the first quarter of fiscal 2007. After recognizing this charge, the Company did not have any goodwill remaining from this acquisition.

5.	Accrued Expenses

Accrued expenses at January 31, 2008 and October 31, 2007 consisted of the following (amounts in thousands):

	January 31,	October 31,
	2008	2007

Land, land development and construction	$238,713	$275,114
Compensation and employee benefits	104,519	100,893
Insurance and litigation	147,835	144,349
Warranty	60,350	59,249
Interest	46,732	47,136
Other	96,134	97,488

	$694,283	$724,229

The Company accrues for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Costs are accrued based upon historical experience. Changes in the warranty accrual for the three-month periods ended January 31, 2008 and 2007 were as follows (amounts in thousands):

	2008	2007

Balance, beginning of period	$59,249	$57,414
Additions	6,347	7,534
Charges incurred	(5,246)	(7,113)

Balance, end of period	$60,350	$57,835

6.	Income Taxes

As of November 1, 2007, the Company recorded a $47.5 million charge ($79.1 million before recognition of tax benefit) to retained earnings to recognize the net cumulative effect of the adoption of FIN 48. As of November 1, 2007, after adoption of FIN 48, the cumulative net unrecognized tax benefits were $218.6 million ($364.3 million before recognition of tax benefit). Interest and penalties are recognized as a component of the provision for income taxes which is consistent with the Company’s historical accounting policy. During the three-month period ended January 31, 2008, the Company utilized $33.0 million of net unrecognized tax benefits ($55.0 million before recognition of tax benefit) for the partial settlement of its Internal Revenue Service (“IRS”) tax audits for fiscal years 2003 through 2005, State of California tax audits for fiscal years 2002 and 2003, and certain other amended filings; the Company expects to utilize an additional $15.0 million of net unrecognized tax benefits ($25.0 million before recognition of tax benefit) to complete these settlements in subsequent quarters. The state impact of any amended federal returns remains subject to examination by various states for a period of up to one year after formal notification of such amendments to the states. The Company and its subsidiaries have various state and other income

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax returns in the process of examination or administrative appeal. The Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will decrease primarily from expiration of tax statutes, but the Company does not believe these reversals will have a material impact on the Company’s financial statements. The Company’s unrecognized net tax benefits at January 31, 2008, amounted to $187.7 million ($312.8 million before recognition of tax benefit) and are included in “Income taxes payable” on the Company’s Condensed Consolidated Balance Sheet at January 31, 2008. If these tax benefits reverse in the future, they would have an impact on the Company’s effective rate.

During the three months ended January 31, 2008 and 2007, the Company recognized in its tax provision, before reduction for applicable taxes, interest and penalties of approximately $3.5 million and $1.0 million, respectively. At January 31, 2008 and October 31, 2007, the Company had accrued interest and penalties, before reduction of applicable taxes, of $143.6 million and $54.8 million, respectively; these amounts were included in “Income taxes payable” on the Company’s Condensed Consolidated Balance Sheet. The increase in the three-month period ended January 31, 2008 relates primarily to the adoption of FIN 48.

7.	Comprehensive Loss

The components of other comprehensive loss in the three-month period ended January 31, 2008 were as follows (amounts in thousands):

Net loss as reported		$(95,957)
Changes in pension liability, net of tax
Change in benefits	$(3,056)
Change in actuarial assumptions	1,701
Amortization of prior service cost and unrecognized gains	110

		(1,245)

Comprehensive loss		$(97,202)

Changes in accumulated other comprehensive loss in the three-month period ended January 31, 2008 were as follows (amounts in thousands):

Balance at November 1, 2007	$(397)
Changes in pension liability, net of tax
Change in benefits	(3,056)
Change in actuarial assumptions	1,701
Amortization of prior service cost and unrecognized gains	110

Balance at January 31, 2008	$(1,642)

8.	Employee Retirement Plan

In December 2007, the Company amended its Supplemental Executive Retirement Plan to provide for increased benefits to certain participants if such participants continue to work beyond retirement age. Based on this amendment and a concomitant change in the assumption related to the participants’ retirement dates, the Company’s unrecognized prior service cost increased by $5.1 million and its unrecognized actuarial gains increased by $2.8 million. The additional unrecognized prior service cost and unrecognized actuarial gains will be amortized over the extended period that the Company has estimated that the participant will continue to work.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three-month periods ended January 31, 2008 and 2007, the Company recognized costs and made payments related to its supplemental retirement plans as follows (amounts in thousands):

	2008	2007

Service cost	$53	$83
Interest cost	306	253
Amortization of initial benefit obligation	342	442
Amortization of unrecognized gains	(160)

Total cost	$541	$778

Benefits paid	$29	$91

9.	Stock-Based Benefit Plans

The fair value of each option award is estimated on the date of grant using a lattice-based option valuation model that uses assumptions noted in the following table. The lattice-based option valuation model incorporates ranges of assumptions for inputs; those ranges are disclosed in the table below. Expected volatilities were based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The expected lives of options granted were derived from the historical exercise patterns and anticipated future patterns and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average assumptions and the fair value used for stock option grants for the three-month periods ended January 31, 2008 and 2007 were as follows:

	2008	2007

Expected volatility	46.67% - 48.63%	36.32% - 38.22%
Weighted-average volatility	47.61%	37.16%
Risk-free interest rate	3.32% - 3.85%	4.57% - 4.61%
Expected life (years)	4.29 - 8.32	3.69 - 8.12
Dividends	none	none
Weighted-average grant date fair value
per share of options granted	$9.50	$11.17

In the three-month period ended January 31, 2008, the Company recognized $12.2 million of stock compensation expense and $4.8 million of income tax benefit related to stock option grants. In the three-month period ended January 31, 2007, the Company recognized $12.8 million of stock compensation expense and $4.8 million of income tax benefit related to stock option grants.

The Company expects to recognize approximately $21.8 million of stock compensation expense and $8.7 million of income tax benefit for fiscal 2008 related to stock option grants. The Company recognized approximately $27.0 million of stock compensation expense and $10.1 million of income tax benefit for the full fiscal 2007 year related to stock option grants.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Earnings per Share Information

Information pertaining to the calculation of earnings per share for the three-month periods ended January 31, 2008 and 2007 is as follows (amounts in thousands):

	2008	2007

Basic weighted-average shares	157,813	154,212
Common stock equivalents	—	9,836

Diluted weighted-average shares	157,813	164,048

For the three months ended January 31, 2008, there were no incremental shares attributed to outstanding options to purchase common stock because the Company had a net loss for the period, and any incremental shares would not be dilutive.

At January 31, 2008, the exercise price of approximately 9.3 million outstanding options was higher than the average closing price of the Company’s common stock on the New York Stock Exchange (the “NYSE”) for the three-month period ended January 31, 2008. At January 31, 2007, the exercise price of approximately 5.7 million outstanding options was higher than the average closing price of the Company’s common stock on the NYSE for the three-month period ended January 31, 2007.

11.	Stock Repurchase Program

In March 2003, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. At January 31, 2008, the Company was authorized to repurchase approximately 12.0 million shares.

12.	Commitments and Contingencies

At January 31, 2008, the aggregate purchase price of land parcels under option and purchase agreements, excluding parcels that the Company does not expect to acquire, was approximately $2.01 billion (including $1.22 billion of land to be acquired from joint ventures in which the Company has investments). Of the $2.01 billion of land purchase commitments, the Company had paid or deposited $95.7 million, and had investments in, or guarantees on behalf of, the aforementioned joint ventures totaling $193.4 million. The Company’s option agreements to acquire the home sites do not require the Company to buy the home sites, although the Company may, in some cases, forfeit any deposit balance outstanding if and when it terminates an option agreement. Of the $95.7 million the Company had paid or deposited on these option agreements, $74.8 million was non-refundable at January 31, 2008. Any deposit in the form of a standby letter of credit is recorded as a liability at the time the standby letter of credit is issued. At January 31, 2008, accrued expenses included $31.9 million, representing the Company’s outstanding standby letters of credit issued in connection with options to purchase home sites.

At January 31, 2008, the Company had $156.9 million of investments in and advances to a number of unconsolidated entities, was committed to invest or advance an additional $352.7 million in the aggregate to these entities if needed and had guaranteed approximately $140.3 million of these entities’ indebtedness and/or loan commitments. See Note 3, “Investments in and Advances to Unconsolidated Entities” for more information regarding these entities.

At January 31, 2008, the Company had outstanding surety bonds amounting to $639.3 million, related primarily to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that $248.5 million of work remains on these improvements. The Company has an additional $125.6 million of surety bonds outstanding that guarantee other obligations of the Company. The Company does not believe it is likely that any outstanding bonds will be drawn upon.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At January 31, 2008, the Company had agreements of sale outstanding to deliver 3,341 homes with an aggregate sales value of $2.42 billion, of which the Company has recognized $24.3 million of revenues with regard to a portion of such homes using the percentage of completion accounting method.

At January 31, 2008, the Company’s mortgage subsidiary was committed to fund $871.1 million of mortgage loans, $231.7 million of these commitments, as well as $78.5 million of mortgage loans receivable, have “locked in” interest rates. The mortgage subsidiary has commitments from recognized outside mortgage financing institutions to acquire $309.4 million of these “locked-in” loans and receivables. Our home buyers have not “locked-in” the interest rate on the remaining $639.5 million.

In January 2006, the Company received a request for information pursuant to Section 308 of the Clean Water Act from Region 3 of the U.S. Environmental Protection Agency (the “EPA”) requesting information about storm water discharge practices in connection with its homebuilding projects in the states that comprise EPA Region 3. The U.S. Department of Justice (“DOJ”) has now assumed responsibility for the oversight of this matter. To the extent the DOJ’s review were to lead it to assert violations of state and/or federal regulatory requirements and request injunctive relief and/or civil penalties, the Company would defend and attempt to resolve any such asserted violations. At this time, the Company cannot predict the outcome of the DOJ’s review.

On April 17, 2007, a securities class action suit was filed against Toll Brothers, Inc. and Robert I. Toll and Bruce E. Toll in the U.S. District Court for the Eastern District of Pennsylvania. The original plaintiff, Desmond Lowrey, has been replaced by two new lead plaintiffs — The City of Hialeah Employees’ Retirement System and the Laborers Pension Trust Funds for Northern California. On August 14, 2007, an amended complaint was filed on behalf of the purported class of purchasers of the Company’s common stock between December 9, 2004 and November 8, 2005 and the following individual defendants, who are directors and/or officers of Toll Brothers, Inc., were added to the suit: Zvi Barzilay, Joel H. Rassman, Robert S. Blank, Paul E. Shapiro, Carl B. Marbach, Richard Braemer, and Joseph R. Sicree. The amended complaint filed on behalf of the purported class alleges that the defendants violated federal securities laws by issuing various materially false and misleading statements that had the effect of artificially inflating the market price of the Company’s stock. They further allege that, during the class period, the individual defendants sold shares for a substantial gain. The purported class is seeking compensatory damages, counsel fees, and expert costs. The Company has responded to the amended complaint by filing a motion to dismiss, challenging the sufficiency of the pleadings. There has not yet been any ruling on the Company’s motion. The Company believes that this lawsuit is without merit and intends to continue to vigorously defend against it.

A second securities class action suit was filed on September 7, 2007 in federal court in the Central District of California. In the complaint, the plaintiff, on behalf of the purported class of stockholders, alleges that the Chief Financial Officer of the Company violated federal securities laws by issuing various materially false and misleading statements and seeks compensatory damages, counsel fees and expert costs. The alleged class period is December 8, 2005 to August 22, 2007. The original plaintiff, Kathy Mankofsky, has been replaced by a new lead plaintiff — the Massachusetts Bricklayers & Masons Trust Funds. The new lead plaintiff must file an amended complaint no later than March 21, 2008. The Company intends to reply to it with a motion to dismiss the suit. The Company believes that this lawsuit is without merit and intends to vigorously defend against it.

The Company is involved in various other claims and litigation arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material effect on the business or on the financial condition of the Company.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Business Segments

Revenue and (loss) income before income taxes for each of the Company’s geographic segments for the three months ended January 31, 2008 and 2007 were as follows (amounts in thousands):

	2008	2007

Revenue
North	$226,775	$211,147
Mid-Atlantic	250,354	331,322
South	139,313	247,766
West	226,410	300,376

Total	$842,852	$1,090,611

(Loss) income before income taxes
North	$3,692	$(646)
Mid-Atlantic	15,938	52,561
South	(111,554)	4,398
West	(30,193)	56,866
Corporate and other	(29,838)	(25,979)

Total	$(151,955)	$87,200

“Corporate and other” is comprised principally of general corporate expenses such as the Offices of the Chief Executive Officer and President, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, offset in part by interest income and income from the Company’s ancillary businesses.

Inventory write-downs and the expensing of costs that the Company believed not to be recoverable for the three-month periods ended January 31, 2008 and 2007 were as follows (amounts in thousands):

	2008	2007

Land controlled for future communities:
North	$19,210	$933
Mid-Atlantic	6,109	1,352
South	40,437	2,382
West	6,729	9,272

	72,485	13,939

Operating communities:
North	18,600	32,200
Mid-Atlantic	16,650	21,500
South	75,725	28,100
West	34,200	1,162

	145,175	82,962

	$217,660	$96,901

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total assets for each of the Company’s geographic segments at January 31, 2008 and October 31, 2007 (amounts in thousands) were as follows:

	January 31,	October 31,
	2008	2007

North	$1,530,352	$1,589,119
Mid-Atlantic	1,475,355	1,523,447
South	1,032,182	1,180,325
West	1,507,845	1,616,395
Corporate and other	1,474,885	1,311,030

Total	$7,020,619	$7,220,316

“Corporate and other” is comprised principally of cash and cash equivalents and the assets of the Company’s manufacturing facilities and mortgage subsidiary.

14.	Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for the three months ended January 31, 2008 and 2007 (amounts in thousands):

	2008	2007

Cash flow information:
Interest paid, net of amount capitalized	$3,910	$4,785
Income taxes paid	$66,472	$78,050
Non-cash activity:
Adoption of FIN 48	$47,460
Reclassification of inventory to property, construction and office equipment	$16,103
Reduction of investment in unconsolidated entities due to reduction of letters of credit	$3,024	$2,562
Reclassification of accrued liabilities to loans payable	$2,163
Cost of inventory acquired through seller financing	$3,976	$7,042
Land returned to seller subject to loan payable	$7,750	$8,693
Income tax benefit related to exercise of employee stock options	$1,532	$230
Stock bonus awards	$26	$7,042
Disposition of ancillary business:
Fair value of assets sold		$5,790
Liabilities incurred in sale		$400
Cash received		$15,755

15.	Supplemental Guarantor Information

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

Condensed Consolidating Balance Sheet at January 31, 2008 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents			834,245	122,399		956,644
Inventory			4,866,970	406,732		5,273,702
Property, construction and office equipment, net			95,556	2,786		98,342
Receivables, prepaid expenses and other assets		4,068	95,066	35,743	(4,546)	130,331
Contracts receivable			22,478	1,993		24,471
Mortgage loans receivable				78,544		78,544
Customer deposits held in escrow			29,270	2,554		31,824
Investments in and advances to unconsolidated entities			156,931			156,931
Deferred tax assets, net	269,830					269,830
Investments in and advances to consolidated entities	3,359,222	1,158,254	(1,071,097)	(103,284)	(3,343,095)	—

	3,629,052	1,162,322	5,029,419	547,467	(3,347,641)	7,020,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable			477,576	234,439		712,015
Senior notes		1,142,591				1,142,591
Senior subordinated notes			350,000			350,000
Mortgage company warehouse loan				67,605		67,605
Customer deposits			196,299	30,414		226,713
Accounts payable			186,234	6,112		192,346
Accrued expenses		19,731	538,735	140,529	(4,712)	694,283
Income taxes payable	215,670			(2,000)		213,670

Total liabilities	215,670	1,162,322	1,748,844	477,099	(4,712)	3,599,223

Minority interest				8,014		8,014
Stockholders’ equity:
Common stock	1,585			2,003	(2,003)	1,585
Additional paid-in capital	258,718		4,420	2,734	(7,154)	258,718
Retained earnings	3,155,508		3,277,797	57,617	(3,335,414)	3,155,508
Treasury stock, at cost	(787)					(787)
Accumulated other comprehensive loss	(1,642)		(1,642)		1,642	(1,642)

Total stockholders’ equity	3,413,382	—	3,280,575	62,354	(3,342,929)	3,413,382

	3,629,052	1,162,322	5,029,419	547,467	(3,347,641)	7,020,619

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet at October 31, 2007 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents			783,891	116,446		900,337
Inventory			5,183,247	389,408		5,572,655
Property, construction and office equipment, net			81,832	2,433		84,265
Receivables, prepaid expenses and other assets		4,241	105,316	32,465	(6,112)	135,910
Contracts receivable			45,472	1,053		46,525
Mortgage loans receivable				93,189		93,189
Customer deposits held in escrow			33,689	678		34,367
Investments in and advances to unconsolidated entities			183,171			183,171
Deferred tax asset	169,897					169,897
Investments in and advances to consolidated entities	3,557,297	1,159,384	(1,175,807)	(94,835)	(3,446,039)	—

	3,727,194	1,163,625	5,240,811	540,837	(3,452,151)	7,220,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable			481,262	215,552		696,814
Senior notes		1,142,306				1,142,306
Senior subordinated notes			350,000			350,000
Mortgage company warehouse loan				76,730		76,730
Customer deposits			230,982	29,173		260,155
Accounts payable			229,448	7,429		236,877
Accrued expenses		21,319	563,016	146,156	(6,262)	724,229
Income taxes payable	199,960			(2,000)		197,960

Total liabilities	199,960	1,163,625	1,854,708	473,040	(6,262)	3,685,071

Minority interest				8,011		8,011
Stockholders’ equity:
Common stock	1,570			2,003	(2,003)	1,570
Additional paid-in capital	227,561		4,420	2,734	(7,154)	227,561
Retained earnings	3,298,925		3,382,080	55,049	(3,437,129)	3,298,925
Treasury stock, at cost	(425)					(425)
Accumulated other comprehensive loss	(397)		(397)		397	(397)

Total stockholders’ equity	3,527,234	—	3,386,103	59,786	(3,445,889)	3,527,234

	3,727,194	1,163,625	5,240,811	540,837	(3,452,151)	7,220,316

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the three months ended January 31, 2008 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Completed contract			826,534			826,534
Percentage of completion			12,345	3,450		15,795
Land sales			523			523

	—	—	839,402	3,450	—	842,852

Costs of revenues:
Completed contract			833,887	536	(227)	834,196
Percentage of completion			10,064	2,824		12,888
Land sales			434			434
Interest		16,735	20,870	97	(16,735)	20,967

	—	16,735	865,255	3,457	(16,962)	868,485

Selling, general and administrative	1	176	121,664	7,353	(7,876)	121,318

Loss from operations	(1)	(16,911)	(147,517)	(7,360)	24,838	(146,951)
Other:
Loss from unconsolidated entities			(24,086)			(24,086)
Interest and other		16,911	19,649	9,167	(26,645)	19,082
Loss from subsidiaries	(151,954)				151,954	—

(Loss) earnings before income taxes	(151,955)	—	(151,954)	1,807	150,147	(151,955)
Income tax (benefit) provision	(55,998)		(64,617)	723	63,894	(55,998)

Net (loss) income	(95,957)	—	(87,337)	1,084	86,253	(95,957)

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the three months ended January 31, 2007 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Completed contract			1,054,136			1,054,136
Percentage of completion			14,896	18,189		33,085
Land sales			3,390			3,390

	—	—	1,072,422	18,189	—	1,090,611

Costs of revenues:
Completed contract			846,177	1,566	(1,340)	846,403
Percentage of completion			12,473	13,424		25,897
Land sales			1,037			1,037
Interest		16,735	18,989	3,654	(16,735)	22,643

	—	16,735	878,676	18,644	(18,075)	895,980

Selling, general and administrative	7	180	134,425	8,403	(8,805)	134,210
Goodwill impairment			8,973			8,973

Income (loss) from operations	(7)	(16,915)	50,348	(8,858)	26,880	51,448
Other:
Equity earnings			6,792			6,792
Interest and other		16,915	30,067	21,109	(39,131)	28,960
Earnings from subsidiaries	87,207				(87,207)	—

Income before income taxes	87,200	—	87,207	12,251	(99,458)	87,200
Income taxes	32,884		32,051	4,791	(38,842)	32,884

Net income	54,316	—	55,156	7,460	(62,616)	54,316

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows for the three months ended January 31, 2008 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities:
Net (loss) income	(95,957)		(87,337)	1,084	86,253	(95,957)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization		285	6,586	90		6,961
Stock-based compensation	12,374					12,374
Excess tax benefit from stock-based compensation	(6,853)					(6,853)
Loss from unconsolidated entities			24,086			24,086
Distributions from unconsolidated entities			4,971			4,971
Deferred tax provision	(99,933)					(99,933)
Inventory impairments			217,660			217,660
Changes in operating assets and liabilities Decrease (increase) in inventory			97,143	(17,324)		79,819
Origination of mortgage loans				(275,230)		(275,230)
Sale of mortgage loans				289,875		289,875
Decrease (increase) in contracts receivable			22,994	(940)		22,054
Decrease (increase) in receivables, prepaid expenses and other assets	198,074	1,303	(111,439)	6,655	(89,875)	4,718
Decrease in customer deposits			(30,264)	(635)		(30,899)
Decrease in accounts payable and accrued expenses	(2,073)	(1,588)	(63,941)	(6,944)	3,622	(70,924)
Decrease in current income taxes payable	(22,537)					(22,537)

Net cash provided by (used in) operating activities	(16,905)	—	80,459	(3,369)	—	60,185

Cash flow from investing activities:
Purchase of property and equipment, net			(3,348)	(443)		(3,791)
Purchase of marketable securities			(1,311,742)	(60,000)		(1,371,742)
Sale of marketable securities			1,311,742	60,000		1,371,742
Investments in and advances to unconsolidated entities			(8,713)			(8,713)
Distributions from unconsolidated entities			2,623			2,623

Net cash used in investing activities	—	—	(9,438)	(443)	—	(9,881)

Cash flow from financing activities:
Proceeds from loans payable			629	302,359		302,988
Principal payments of loans payable			(21,296)	(292,597)		(313,893)
Proceeds from stock based benefit plans	10,413					10,413
Excess tax benefit from
stock-based compensation	6,853					6,853
Purchase of treasury stock	(361)					(361)
Change in minority interest				3		3

Net cash provided by (used in) financing activities	16,905	—	(20,667)	9,765	—	6,003

Net increase in cash and cash equivalents	—	—	50,354	5,953	—	56,307
Cash and cash equivalents, beginning of period			783,891	116,446		900,337

Cash and cash equivalents, end of period	—	—	834,245	122,399	—	956,644

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows for the three months ended January 31, 2007 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities:
Net income	54,316		55,156	7,460	(62,616)	54,316
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization		285	7,449	115		7,849
Amortization of initial benefit obligation			442			442
Stock-based compensation	12,888					12,888
Excess tax benefit from stock-based compensation	(2,976)					(2,976)
Equity earnings in unconsolidated entities			(6,792)			(6,792)
Distributions from unconsolidated entities			6,653			6,653
Deferred tax provision	(37,874)					(37,874)
Inventory impairments			96,901			96,901
Goodwill impairment			8,973			8,973
Gain on sale of business				(9,565)		(9,565)
Changes in operating assets and liabilities Increase in inventory			(179,053)	(7,652)		(186,705)
Origination of mortgage loans				(281,317)		(281,317)
Sale of mortgage loans				333,298		333,298
Decrease (increase) in contracts receivable			(11,572)	14,796		3,224
Decrease (increase) in receivables, prepaid expenses and other assets	(33,510)	1,303	(13,288)	(10,828)	62,616	6,293
Decrease in customer deposits			(16,690)	(115)		(16,805)
(Decrease) increase in accounts payable and accrued expenses	7,010	(1,588)	(111,715)	11,061		(95,232)
Decrease in current income taxes payable	(7,291)					(7,291)

Net cash (used in) provided by operating activities	(7,437)	—	(163,536)	57,253	—	(113,720)

Cash flow from investing activities:
Purchase of property and equipment, net			(6,307)	(718)		(7,025)
Purchase of marketable securities			(1,073,575)	(112,950)		(1,186,525)
Sale of marketable securities			1,073,575	112,950		1,186,525
Proceeds from sale of business				15,755		15,755
Investments in and advances to unconsolidated entities			(7,551)			(7,551)

Net cash provided by (used in) investing activities	—	—	(13,858)	15,037	—	1,179

Cash flow from financing activities:
Proceeds from loans payable			506	286,764		287,270
Principal payments of loans payable			(24,962)	(340,539)		(365,501)
Proceeds from stock-based benefit plans	3,317					3,317
Excess tax benefit from stock-based compensation	2,976					2,976
Proceeds from restricted stock award	1,800					1,800
Purchase of treasury stock	(656)					(656)
Change in minority interest				60		60

Net cash (used in) provided by financing activities	7,437	—	(24,456)	(53,715)	—	(70,734)

Net (decrease) increase in cash and cash equivalents	—	—	(201,850)	18,575	—	(183,275)
Cash and cash equivalents, beginning of period			582,465	50,059		632,524

Cash and cash equivalents, end of period	—	—	380,615	68,634	—	449,249

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In our first quarter ended January 31, 2008, we recognized $842.9 million of revenues and recorded a net loss of $96.0 million, as compared to $1.09 billion of revenues and $54.3 million of net income in the first quarter of fiscal 2007. In the first quarter of fiscal 2008, we recognized inventory and joint venture impairment charges and write-offs of $245.5 million, as compared to $105.9 million of inventory and goodwill impairment charges and write-offs in the first quarter of fiscal 2007. Our backlog at January 31, 2008 of $2.40 billion decreased 42% as compared to our backlog at January 31, 2007 of $4.15 billion. Backlog consists of homes under contract but not yet delivered to our home buyers for our communities accounted for using the completed contract method of accounting. Backlog for homes for which we use the percentage of completion accounting method consists of homes under contract but not yet delivered to our home buyers less the amount of revenues we have recognized related to those homes.

Beginning in the fourth quarter of fiscal 2005 and continuing into the second quarter of fiscal 2008, we have experienced a slowdown in new contracts signed. We attribute the slowdown primarily to a decline in consumer confidence, an overall softening of demand for new homes, the inability of some of our home buyers to sell their current home and the direct and indirect impact of the turmoil in the mortgage loan market. We believe the reduction in demand is due to concerns on the part of prospective home buyers about the direction of home prices, due in part to the constant media attention regarding the potential for mortgage foreclosures and possible recession, and concerns by prospective home buyers about being able to sell their existing homes. We believe the concern about the direction of home prices is due to an oversupply of homes available for sale, and many other builders advertising price reductions and increased sales incentives. In addition, we believe speculators and investors are no longer contributing to the demand for new homes. We try to avoid selling homes to speculators, and we generally do not build detached homes without having a signed agreement of sale and receiving a substantial down payment from a buyer. Nonetheless, we have been impacted by an overall increase in the supply of homes available for sale in many markets, as speculators attempt to sell the homes they previously purchased or cancel contracts for homes under construction, and as those builders that, as part of their business strategy, were building homes in anticipation of capturing additional sales in a demand-driven market, attempt to reduce their inventories by lowering prices and adding incentives. In addition, based on the high cancellation rates reported by us and by other builders, non-speculative buyer cancellations are also adding to the supply of homes in the marketplace.

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

In the current challenging environment, we believe our access to reliable capital and our strong balance sheet give us an important competitive advantage. Based on our experience during prior downturns in the housing market, we have learned that unexpected opportunities may arise in difficult times for those builders that are well-prepared. We believe that our solid financial base, our broad geographic presence, our diversified product lines and our national brand name all position us well for such opportunities now and in the future. At January 31, 2008, we had $956.6 million of cash and cash equivalents and approximately $1.2 billion available under our bank revolving credit facility which extends to March 17, 2011. We believe we have the resources available to fund future opportunities.

Notwithstanding the current market conditions, we believe geographic and product diversification, access to lower-cost capital, and strong demographics have in the past and will in the future, as market conditions improve, benefit those builders that can control land and persevere through the increasingly difficult regulatory approval process. We believe that these factors favor the large publicly traded home building companies with the capital and expertise to control home sites and gain market share. We believe that as builders reduce the number of home sites being taken through the approval process and the process continues to become more difficult, and as the political pressure from no-growth proponents continues to increase, our expertise in taking land through the approval process and our already approved land positions will allow us to grow in the years to come, as market conditions improve.

Because of the length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and deliver a home after a home buyer signs an agreement of sale, we are subject to many risks. We attempt to reduce certain risks by controlling land for future development through options whenever possible, thus allowing us to obtain the necessary governmental approvals before acquiring title to the land; generally commencing construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from the buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis. In response to current market conditions, we have been reevaluating and renegotiating many of our optioned land positions. As a result, we have reduced our land position from a high of approximately 91,200 home sites at April 30, 2006, to approximately 55,000 home sites at January 31, 2008.

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

At January 31, 2008, we were selling from 315 communities, compared to 315 communities at October 31, 2007 and 320 communities at January 31, 2007. We expect to be selling from approximately 300 communities at October 31, 2008.

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

The estimates used in the determination of the estimated cash flows and fair value of both current and future communities are based on factors known to us at the time such estimates are made and our expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated fair value deteriorate in the future, we may be required to recognize additional write-downs/write-offs related to current and future communities.

Variable Interest Entities:  We have a significant number of land purchase contracts, sometimes referred to herein as “land purchase contracts,” “purchase agreements,” “options” or “option agreements,” and several investments in unconsolidated entities which we evaluate in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” as amended by FIN 46R (“FIN 46”). Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a variable interest entity (“VIE”) is considered to be the primary beneficiary and must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. For land purchase contracts with sellers meeting the definition of a VIE, we perform a review to determine which party is the primary beneficiary of the VIE. This review requires substantial judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the entity’s expected profits and losses and the cash flows associated with changes in the fair value of the land under contract. At January 31, 2008, we determined that we were the primary beneficiary of one VIE related to a land purchase contract and had recorded $15.3 million of inventory and $12.0 million of accrued expenses.

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

Forfeited customer deposits are recognized in other income in the period when we determine that the customer will not complete the purchase of the home and when we determine that we have the right to keep the deposit.

Home Sales -Percentage of Completion Method:  We have three high-rise projects for which we use the percentage of completion accounting method to recognize revenues and costs. Under the provisions of SFAS 66, revenues and costs for these projects are recognized using the percentage of completion method of accounting when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not be converted to rental property, the sales proceeds are collectible and the aggregate sales proceeds and the total cost of the project can be reasonably estimated. Revenues and costs of individual projects are recognized on the individual project’s aggregate value of units for which the home buyers have signed binding agreements of sale, less an allowance for cancellations, and are based on the percentage of total estimated construction costs that have been incurred. Total estimated revenues and construction costs are reviewed periodically, and any change is applied to current and future periods.

Forfeited customer deposits are recognized as a reduction in the amount of revenues reversed in the period when we determine that the customer will not complete the purchase of the home and when we determine that we have the right to keep the deposit.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have investments in and advances to several joint ventures and to Toll Brothers Realty Trust Group (“Trust”) and Toll Brothers Realty Trust Group II (“Trust II”). At January 31, 2008, we had investments in and advances to these entities of $156.9 million, were committed to invest or advance an additional $352.7 million in the aggregate to these entities if needed and had guaranteed approximately $140.3 million of these entities’ indebtedness and/or loan commitments. See Note 3 of the “Notes to Condensed Consolidated Financial Statements”, “Investments in and Advances to Unconsolidated Entities” for more information regarding these entities. Our investments in these entities are accounted for using the equity method.

RESULTS OF OPERATIONS

The following table sets forth, for the three-month periods ended January 31, 2008 and 2007, a comparison of certain statement of operations items ($ in millions):

	2008		2007

Revenues:
Completed contract	$826.5		$1,054.1
Percentage of completion	15.8		33.1
Land sales	0.5		3.4

	842.9		1,090.6

Cost of revenues:
Completed contract	834.2	100.9%	846.4	80.3%
Percentage of completion	12.9	81.6%	25.9	78.3%
Land sales	0.4	83.0%	1.0	30.6%
Interest*	21.0	2.5%	22.6	2.1%

	868.5	103.0%	896.0	82.2%

Selling, general and administrative*	121.3	14.4%	134.2	12.3%
Goodwill impairment	—		9.0

(Loss) income from operations	(147.0)		51.4
Other:
(Loss) earnings from unconsolidated entities	(24.1)		6.8
Interest and other income	19.1		29.0

(Loss) income before income taxes	(152.0)		87.2
Income tax (benefit) provision	(56.0)		32.9

Net (loss) income	$(96.0)		$54.3

*	Percentages are based on total revenues.

Note: Amounts may not add due to rounding.

REVENUES AND COSTS — COMPLETED CONTRACT

Home sales revenues for the three months ended January 31, 2008 were lower than those for the comparable period of fiscal 2007 by approximately $227.6 million, or 22%. The decrease was attributable to a 23% decrease in the number of homes delivered, offset by a 1% increase in the average price of the homes delivered. The decrease in the number of homes delivered in the three-month period ended January 31, 2008 was primarily due to the lower backlog of homes at October 31, 2007 as compared to October 31, 2006, which was primarily the result of a 28% decrease in the number of new contracts signed in fiscal 2007 over fiscal 2006, and the increased number of cancellations of contracts by home buyers in fiscal 2007 as compared to fiscal 2006. The increase in the average price of the homes delivered was due to the impact of the settlement of units in several of our high rise projects in the fiscal 2008 period that did not have settlements in the fiscal 2007 period, and a shift in product mix to higher priced product, offset, in part, by an increase in incentives given on homes closed in the fiscal 2008 period, as compared to the fiscal 2007 period.

The value of new sales contracts signed was $384.7 million (653 homes) in the three months ended January 31, 2008, a 47% decrease compared to the value of contracts signed in the comparable period of fiscal 2007 of $731.2 million (1,003 homes). This decrease is attributable to a 35% decrease in the number of new contracts signed and a 19% decrease in the average value of each contract. We believe the decrease in the number of new contracts signed is attributable to a decline in consumer confidence, an overall softening of demand for new homes, concerns on the part of prospective home buyers about the direction of home prices, and concerns by prospective home buyers about being able to sell their existing homes. We attribute the concern about the direction of home prices to an oversupply of homes available for sale and to many other builders advertising price reductions and increased sales incentives.

In addition, speculators and investors are no longer contributing to demand. We try to avoid selling homes to speculators, and we generally do not build detached homes without having a signed agreement of sale. Nonetheless, we have been impacted by an overall increase in the supply of homes available for sale in many markets as speculators attempt to sell the homes they previously purchased or cancel contracts for homes under construction, and as builders, who, as part of their business strategy, were building homes in anticipation of capturing additional sales in a demand-driven market attempt to reduce their inventories by lowering prices and adding incentives. In addition, based on the high cancellation rates reported by us and by other builders, non-speculative buyer cancellations are also adding to the supply of homes in the marketplace. The decline in the average sales price of contracts signed in the fiscal 2008 period as compared to the fiscal 2007 period was due primarily to the higher average value of the contracts cancelled during the fiscal 2008 period compared to the fiscal 2007 period, higher sales incentives given to homebuyers in the fiscal 2008 period as compared to the comparable period of fiscal 2007, and a shift in the number of contracts signed to less expensive areas and/or product in the fiscal 2008 period as compared to the comparable period of fiscal 2007.

At January 31, 2008, our backlog of homes under contract was $2.38 billion (3,312 homes), 41% lower than the $4.01 billion (5,585 homes) backlog at January 31, 2007. The decrease in backlog at January 31, 2008 compared to the backlog at January 31, 2007 was primarily attributable to a lower backlog at October 31, 2007 as compared to the backlog at October 31, 2006, and the decrease in the value and number of new contracts signed in the fiscal 2008 period as compared to the fiscal 2007 period, offset in part by lower deliveries in the fiscal 2008 period as compared to the fiscal 2007 period.

Home costs before interest as a percentage of home sales revenue were 100.9% in the three-month period ended January 31, 2008, as compared to 80.3% in the comparable period of fiscal 2007. In the three-month periods ended January 31, 2008 and 2007, we recognized inventory impairment charges and write-offs of $217.7 million and $96.9 million, respectively. Excluding inventory impairment charges and write-offs, cost of revenues was 74.6% of revenues in the fiscal 2008 period, as compared to 71.1% in the fiscal 2007 period. The increase in the pre-impairment/write-off cost of revenues percentage was due primarily to higher sales incentives on the homes delivered and higher overhead costs per home due to the decreased construction activity.

REVENUES AND COSTS — PERCENTAGE OF COMPLETION

In the three-month periods ended January 31, 2008 and 2007, we recognized $15.8 million and $33.1 million of revenues, respectively, and $12.9 million and $25.9 million of costs, respectively, on projects accounted for using the percentage of completion method. At January 31, 2008, our backlog of homes in communities that we account for using the percentage of completion method of accounting was $16.6 million (net of $24.3 million of revenue recognized) compared to $138.7 million at January 31, 2007 (net of $166.9 million of revenue recognized). The decline in the backlog at January 31, 2008 was primarily the result of the delivery of units, the continued recognition of revenue and a high number of contract cancellations, offset, in part, by new contracts signed. During the fiscal 2008 period, revenue, contracts and backlog were negatively impacted by eight contract cancellations from one project located in our South segment. We expect that this decline will continue as we recognize revenues, and sell out of existing projects without replacing them with new projects that qualify under the accounting rules for the application of the percentage of completion accounting method.

REVENUES AND COSTS — LAND SALES

We are developing several communities in which we expect to sell a portion of the land to other builders or entities. The amount and profitability of land sales will vary from year to year depending upon the sale and delivery of the specific land parcels. In the three-month periods ended January 31, 2008 and 2007, land sales were $0.5 million and $3.4 million, respectively. Cost of land sales was approximately 83.0% and 30.6% of land sales revenues in the three-month periods ended January 31, 2008 and 2007, respectively.

INTEREST EXPENSE

In our traditional homebuilding operations, we determine interest expense on a specific lot-by-lot basis, and for land sales, on a parcel-by-parcel basis. As a percentage of total revenues, interest expense varies depending on many factors, including the period of time that we owned the land, the length of time that the homes delivered during the period were under construction, and the interest rates and the amount of debt carried by us in proportion to the amount of our inventory during those periods.

For projects using the percentage of completion method of revenue recognition, interest expense is determined based on the total estimated interest for the project and the percentage of total estimated construction costs that have been incurred to date. Any change in the estimated interest expense for the project is applied to current and future periods.

Interest expense as a percentage of revenues was 2.5% of total revenues in the three-month period ended January 31, 2008, as compared to 2.1% in the comparable period of fiscal 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

SG&A spending decreased by $12.9 million, or 9.6%, in the three-month period ended January 31, 2008, as compared to the comparable period of fiscal 2007. As a percentage of revenues, SG&A was 14.4% in the fiscal 2008 period, as compared to 12.3% in the comparable period of fiscal 2007. The reduction in spending was due to reduced compensation costs and reduced costs for advertising, promotions and marketing.

GOODWILL IMPAIRMENT

During the three-month period ended January 31, 2007, due to the continued decline of the Detroit market, we re-evaluated the carrying value of goodwill associated with a 1999 acquisition. We estimated the fair value of our assets in this market, including goodwill. Fair value was determined based on the discounted future cash flow expected to be generated in this market. Based upon this evaluation and our expectation that this market would not recover for a number of years, we determined that the related goodwill had been impaired. We recognized a $9.0 million impairment charge in the three-month period ended January 31, 2007. After recognizing this charge, we do not have any goodwill remaining from this acquisition.

(LOSS) EARNINGS FROM UNCONSOLIDATED ENTITIES

We are a participant in several joint ventures and in the Trust and Trust II. We recognize our proportionate share of the earnings and losses from these entities. Many of our joint ventures are land development projects or high-rise/mid-rise construction projects and do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, the joint ventures will generally, over a relatively short period of time, generate revenues and earnings until all the assets of the entities are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from quarter to quarter and year to year. In the three months ended January 31, 2008, we recognized $24.1 million of losses from unconsolidated entities as compared to $6.8 million of income in the comparable period of fiscal 2007. The loss in the three-month period ended January 31, 2008 was attributable to $27.8 million of impairment charges recognized on two of our investments in unconsolidated entities.

INTEREST AND OTHER INCOME

For the three months ended January 31, 2008 and 2007, interest and other income was $19.1 million and $29.0 million, respectively. The decrease in other income in the fiscal 2008 period as compared to the comparable period of fiscal 2007, was primarily due to the recognition of a $9.6 million gain from the sale of our cable TV and broadband internet business in fiscal 2007, lower retained customer deposits and lower management fee income in the fiscal 2008 period, as compared to the comparable period of fiscal 2007, offset, in part, by higher interest income in the fiscal 2008 period, as compared to the comparable period of fiscal 2007.

(LOSS) INCOME BEFORE INCOME TAXES

For the three-month period ended January 31, 2008, we reported a loss before tax benefits of $152.0 million as compared to $87.2 million of income before taxes for the three-month period ended January 31, 2007.

INCOME TAXES

An income tax benefit was provided in the three-month period ended January 31, 2008 at an effective rate of 36.9%. For the three-month period ended January 31, 2007, an income tax provision was provided at an effective rate of 37.7%.

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

In the three-month period ended January 31, 2008, we generated $56.3 million of cash, principally from operating activities. In the fiscal 2008 period, cash flow from operating activities was generated primarily from net income before inventory and investment impairment losses, reductions in inventory, and a decrease in contracts receivable related to percentage of completion accounting, offset, in part, by a decrease in accounts payable and accrued expenses, a decrease in customer deposits and a decrease in income taxes payable. The decreased inventory, contracts receivable, accounts payable and customer deposits were due primarily to the decline in our business as previously discussed.

In the three-month period ended January 31, 2007, we used $183.3 million of cash, including $113.7 million used in operating activities. In the fiscal 2007 period, net cash used in operating activities was primarily for inventory additions, a reduction in accounts payable and accrued expenses, and a reduction in customer deposits, offset, in part, by net income and the proceeds from the sale of mortgage loans in excess of the amount of mortgage loans made. The increase in inventory in the fiscal 2007 period was the result of our continued spending on land improvements and construction in progress. The decrease in accounts payable, accrued expenses and customer deposits was due primarily to the decline in our business as previously discussed. For the full 2007 fiscal year, cash flow from operations was $330.5 million and our net increase in cash was $267.8 million.

At January 31, 2008, the aggregate purchase price of land parcels under option and purchase agreements was approximately $2.01 billion (including $1.22 billion of land to be acquired from joint ventures in which we have invested). Of the $1.22 billion of land purchase commitments, we had paid or deposited $95.7 million and had invested in or guaranteed loans on behalf of the aforementioned joint ventures of $193.4 million. The purchases of these land parcels are scheduled over the next several years.

In general, cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own several years’ supply of home sites, we do not need to buy home sites immediately to replace the ones delivered. In addition, we generally do not begin construction of our single-family detached homes until we have a signed contract with the home buyer, although in fiscal 2006 and 2007, due to an extremely high cancellation rate of customer contracts and the increase in the number of attached-home communities that we were operating from, the number of speculative homes in our inventory increased significantly. In the first quarter of fiscal 2008, the value of net new contracts signed increased approximately 3% versus the fourth quarter of fiscal 2007. In fiscal 2007, the value of net new contracts signed decreased 32.5% versus fiscal 2006. In fiscal 2006, the value of net new contracts signed with home buyers decreased by 37.6% from fiscal 2005. Should our business remain at its current level or decline significantly, we believe that our inventory levels would continue to decrease, as we complete and deliver the homes under construction but do not commence construction of as many new homes, complete the improvements on the land we already own and sell and deliver the speculative homes that are currently in inventory, resulting in an increase in our cash flow from operations. In addition, we might continue to delay or curtail our acquisition of additional land, as we have since the second half of fiscal 2006, which would further reduce our inventory levels and cash needs. At January 31, 2008, we owned or controlled through options approximately 55,000 home sites, as compared to approximately 59,300 at October 31, 2007, and approximately 91,200 at April 30, 2006, the high point of our home sites owned and controlled.

During the past several years, we have had a significant amount of cash invested in either short-term cash equivalents or short-term interest-bearing marketable securities. In addition, we have made a number of investments in unconsolidated entities related to the acquisition and development of land for future home sites or in entities that are constructing or converting apartment buildings into luxury condominiums. Our investment activities related to marketable securities and investments in and distributions of investments from unconsolidated entities are contained in the “Condensed Consolidated Statements of Cash Flows” under “Cash flow from investing activities.”

We have a $1.89 billion credit facility consisting of a $1.56 billion unsecured revolving credit facility and a $331.7 million term loan facility (collectively, the “Credit Facility”) with 35 banks, which extends to March 2011. At January 31, 2008, interest was payable on borrowings under the revolving credit facility at 0.475% (subject to adjustment based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At January 31, 2008, we had no outstanding borrowings against the revolving credit facility but had letters of credit of approximately $324.5 million outstanding under it. Under the term loan facility, interest is payable at 0.50% (subject to adjustment based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At January 31, 2008, interest was payable on the term loan at 4.01%. Under the terms of the Credit Facility, we are not permitted to allow our maximum leverage ratio (as defined in the agreement) to exceed 2.00 to 1.00 and we are required to maintain a minimum tangible net worth (as defined in the agreement) of approximately $2.34 billion at January 31, 2008. At January 31, 2008, our leverage ratio was approximately .43 to 1.00, and our tangible net worth was approximately $3.36 billion.

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

GEOGRAPHIC SEGMENTS

We operate in four geographic segments around the United States: the North, consisting of Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, New York, and Rhode Island; the Mid-Atlantic, consisting of Delaware, Maryland, Pennsylvania, Virginia and West Virginia; the South, consisting of Florida, Georgia, North Carolina, South Carolina, and Texas; and the West, consisting of Arizona, California, Colorado and Nevada. We acquired and opened for sale our first communities in Georgia in fiscal 2007.

The following table summarizes by geographic segments total revenues and income (loss) before income taxes for each of the three months ended January 31, 2008 and 2007 ($ amounts in millions):

	Revenues						Income (loss) Before Income Taxes
	2008 Units	2007 Units	2008		2007		2008	2007

North	273	287	$226.8	(a)	$211.1	(a)	$3.7	$(0.6)
Mid-Atlantic	399	512	250.4	(b)	331.4	(b)	15.9	52.5
South	282	403	139.3	(c)	247.8	(c)	(111.6)	4.4
West	254	357	226.4		300.3		(30.2)	56.9
Other							(29.8)	(26.0)

Total	1,208	1,559	$842.9		$1,090.6		$(152.0)	$87.2

(a)	Includes percentage of completion revenues of $22.4 million and $19.5 million in the three months ended January 31, 2008 and 2007, respectively.

(b)	Includes land sales revenues of $2.3 million in the three months ended January 31, 2007.

(c)	Includes percentage of completion revenues of $(6.6) million and $13.6 million in the three months ended January 31, 2008 and 2007, respectively, and land sales revenues of $0.5 million and $1.1 million in the three months ended January 31, 2008 and 2007, respectively.

North

Revenues in the three months ended January 31, 2008 were higher than those for the three months ended January 31, 2007 by $15.7 million, or 7%. The increase in revenues was attributable to a 12% increase in the average price of homes delivered and an increase in percentage of completion revenues of $2.9 million, partially offset by a 5% decrease in the number of homes delivered. The increase in the average price of homes delivered in the three months ended January 31, 2008, as compared to the comparable period of the prior year, was primarily due to closings during the first quarter of fiscal 2008 in several high-rise completed contract communities in the New York and New Jersey urban markets, which had higher average prices than our typical product; we did not have any closings of this type of product in the fiscal 2007 period. Excluding these deliveries, the average price of homes delivered in the first quarter of fiscal 2008 decreased 4% as compared to the comparable period of fiscal 2007. The decrease in the number of homes delivered in the three-month period ended January 31, 2008, as compared to the comparable period of fiscal 2007, was primarily due to less backlog at October 31, 2007 as compared to October 31, 2006, which was the result of an 11% decrease in the number of new contracts signed in fiscal 2007 over fiscal 2006.

The value of net new contracts signed in the first three months of fiscal 2008 was $124.6 million, a 57% decline from the $291.6 million of net new contracts signed in the first three months of fiscal 2007. The number of net new contracts signed and the average value of each contract decreased 51% and 13%, respectively. The decline in new contracts signed in the fiscal 2008 period was primarily due to the continued slowdown in the housing market. The decline in the average sales price was primarily the result of less new contracts signed in the New York and New Jersey urban markets as several of these communities sold out in fiscal 2007. The number of contract cancellations for the three months ended January 31, 2008 and 2007, was 44 and 40, respectively.

We reported $3.7 million of income before income taxes in the three-month period ended January 31, 2008, as compared to a loss before income taxes of $0.6 million in the three-month period ended January 31, 2007. The increase in income was due to the recognition of a $9.0 million charge for goodwill impairment in 2007, offset in part by higher costs of revenues in 2008 as compared to 2007, and a $3.0 million decrease in income realized from unconsolidated entities in the three months ended January 31, 2008 as compared to the same period in fiscal 2007. The higher costs of revenues in the fiscal 2008 period as compared to the comparable period of fiscal 2007 was primarily the result of the higher inventory impairment charges recognized and increased sales incentives given to home buyers on the homes delivered. In the three-month period ended January 31, 2008 and 2007, we recognized inventory impairment charges of $37.8 million and $33.1 million, respectively.

Mid-Atlantic

Revenues for the three months ended January 31, 2008 were lower than those for the three months ended January 31, 2007 by $81.0 million, or 24%. The decrease in revenues was attributable to a 22% decrease in the number of homes delivered (primarily in Virginia and Pennsylvania), and a 2% decrease in the average sales price of the homes delivered. The decrease in the number of homes delivered was primarily due to less backlog at October 31, 2007 as compared to October 31, 2006. The decrease in the backlog of homes was primarily the result of a 23% decrease in the number of net new contracts signed in fiscal 2007 over fiscal 2006 due to weak demand. The decrease in the average price of the homes delivered in the fiscal 2008 period as compared to the fiscal 2007 period was primarily related to higher sales incentives given in fiscal 2008 as compared to fiscal 2007.

The value of net new contracts signed during the three-month period ended January 31, 2008 was $130.5 million, a decrease of 37% from the $207.2 million of net new contracts signed in the comparable period of fiscal 2007. The decline was due primarily to a 32% decrease in the number of net new contracts signed and an 8% decrease in the average value of each contract. The decline in the number of net new contracts signed was due primarily to continued weak demand, partially offset by lower cancellations. The number of contract cancellations decreased from 88 units in the first three months of 2007, to 43 in the comparable period of fiscal 2008. The decrease in the average value of each contract was primarily attributable to higher sales incentives in the fiscal 2008 period as compared to the fiscal 2007 period.

Income before income taxes in the three months ended January 31, 2008 was $15.9 million, a decrease of $36.6 million from the $52.5 million reported in the three months ended January 31, 2007. This decrease was attributable to lower revenues and higher cost of revenues in the fiscal 2008 period as compared to the fiscal 2007 period, offset in part by lower selling, general and administrative expenses. For the three-month period ended January 31, 2008 and 2007, cost of revenues before interest as a percentage of revenues was 83.5% and 76.1%, respectively. The increase in the fiscal 2008 percentage was primarily the result of the higher amount of inventory impairment charges recognized as a percentage of revenues, increased sales incentives given to home buyers on the homes delivered and higher land costs as a percentage of the revenues from homes delivered. We recognized inventory impairment charges of $22.8 million and $22.9 million in the three months ended January 31, 2008 and 2007, respectively.

South

Revenues for the three months ended January 31, 2008 were lower than those for the three months ended January 31, 2007 by $108.5 million, or 44%. The decrease in revenues was attributable to a 30% decrease in the number of homes delivered, a reduction in percentage of completion revenues of $20.2 million and an 11% decrease in the average selling price of the homes delivered. The fiscal 2008 period includes a reversal of $6.6 million of percentage of completion revenues due to cancellations. The decrease in the number of homes delivered in the quarter ended January 31, 2008 as compared to the comparable period of fiscal 2007 was primarily attributable to our Florida operations, where we had a lower number of homes in backlog at October 31, 2007 as compared to October 31, 2006. The decease in the average price of the homes delivered was due to higher sales incentives in Florida and an increase in closings in less expensive communities within Texas in the fiscal 2008 period as compared to the fiscal 2007 period.

For the three months ended January 31, 2008, the value of net new contracts signed was $89.4 million compared to $120.6 million in the comparable period of fiscal 2007, a decrease of 26%. The decline was due to a 16% decrease in the number of net new contracts signed and a 12% decrease in the average value of each contract. The decrease in the number of net new contracts signed was attributable to overall weak market conditions; in North and South Carolina, the number of net new contracts signed decreased on a combined basis by 59% while in Florida, the number of net new contracts signed increased 70%. The increase in net new contracts signed in Florida was due to the decrease in the number of cancellations from 110 in the fiscal 2007 period to 37 in the fiscal 2008 period. The number of cancellations in the region was 63 and 130 in the three-month periods ended January 31, 2008 and 2007, respectively. The decrease in the average sales price was primarily due to Florida’s high-rise cancellations in the first quarter of 2008, which carried an average value per cancelled contract of $2.3 million

(eight units). Excluding Florida’s high-rise cancellations, the average value of each signed contract in the region increased slightly in the fiscal 2008 period as compared to the fiscal 2007 period.

We reported a loss before income taxes in the three-month period ended January 31, 2008 of $30.2 million, as compared to income before income taxes of $56.9 million in the three-month period ended January 31, 2007. This decrease was primarily due to a higher cost of revenues as a percentage of total revenues in the fiscal 2008 period, as compared to the fiscal 2007 period. Cost of revenues before interest as a percentage of revenues was 165.2% in the three months ended January 31, 2008, as compared to 88.1% in the comparable period in fiscal 2007. The increase in the fiscal 2008 percentage was primarily due to the higher amount of inventory impairment charges recognized and increased sales incentives given to home buyers on the homes delivered. For the three months ended January 31, 2008 and 2007, we recognized inventory impairment charges of $116.2 million and $30.5 million, respectively. As a percentage of revenues, higher sales incentives increased cost of revenues approximately 6.0% in the fiscal 2008 period, as compared to the fiscal 2007 period.

West

Revenues for the three-month period ended January 31, 2008 were lower than those for the comparable period of fiscal 2007 by $73.9 million, or 25%. The decrease in revenues was attributable to a 29% decline in the number of homes delivered, offset in part by an increase in the average price of homes delivered of 6%. The decrease in the number of homes delivered was primarily attributable to the lower number of homes in backlog at October 31, 2007, as compared to October 31, 2006, partially offset by a decrease in the number of contract cancellations in the first three months of 2008 as compared to the comparable period in 2007. The increase in the average price of homes delivered was primarily due to a change in product mix in Arizona to communities with higher average selling prices.

The value of net new contracts signed in the three-month period ended January 31, 2008 of $30.6 million decreased 76% from the net new contracts signed of $129.3 million in the three-month period ended January 31, 2007. The decline was primarily due to a 46% decrease in the number of net contracts and a 56% decrease in the average value of each contract signed in the 2008 fiscal period as compared to the 2007 fiscal period. The decrease in the number of net new contracts signed was primarily due to depressed market conditions. In the three months ended January 31, 2008 and 2007, we had 107 and 178 contract cancellations, respectively. The decrease in the average value of each contract signed was attributable to the increase in sales incentives given in the three months ended January 31, 2008 as compared to the prior year and, in Arizona, in the 2008 fiscal period, the average value of the contracts cancelled exceeded the average value of the new signed contracts by 64% resulting in a much lower average value of net new contracts signed.

For the three months ended January 31, 2008, we reported a loss before income taxes of $30.2 million, compared to income before income taxes of $56.9 million for the comparable period in fiscal 2007. This decrease was attributable to lower revenues and higher cost of revenues in 2008 as compared to 2007 and a $27.8 million impairment charge in fiscal 2008 related to two unconsolidated entities in which we have investments. For the three months ended January 31, 2008 and 2007, cost of revenues before interest as a percentage of revenues was 90.3% and 72.2%, respectively. The increase in the fiscal 2008 percentage was primarily the result of the higher amount of inventory impairment charges recognized and increased sales incentives given to home buyers on the homes delivered. We recognized inventory impairment charges of $40.9 million and $10.4 million in the three-month periods ended January 31, 2008 and 2007, respectively. The higher sales incentives increased cost of revenues as a percentage of revenue by approximately 4.0%.

Other

Other loss before income taxes for the three months ended January 31, 2008 was $29.8 million, an increase of $3.8 million from the $26.0 million loss before income taxes reported for the three months ended January 31, 2007. This increase was primarily the result of a $9.6 million gain realized from the sale of our cable TV and broadband internet business in fiscal 2007, lower management fee income in the fiscal 2008 period as compared to the fiscal 2007 period, partially offset by higher interest income and lower unallocated general and administrative expenses in the fiscal 2008 period as compared to the fiscal 2007 period.

HOUSING DATA

Revenues — Three months ended January 31,

Region	2008	2007	2008	2007
	Units	Units	(In millions)	(In millions)

Completed contract(a):
North	273	287	$204.4	$191.6
Mid-Atlantic	399	512	250.3	329.1
South	282	403	145.3	233.1
West	254	357	226.5	300.3

Total	1,208	1,559	826.5	1,054.1

Percentage of completion(b):
North			22.4	19.5
South			(6.6)	13.6

Total	—	—	15.8	33.1

Total:
North	273	287	226.8	211.1
Mid-Atlantic	399	512	250.3	329.1
South	282	403	138.7	246.7
West	254	357	226.5	300.3

Total consolidated	1,208	1,559	$842.3	$1,087.2

(a)	Includes communities that have extended construction cycles. See table below for information related to deliveries during the three months ended January 31, 2008 related to these communities.

(b)	During the three-month period ended January 31, 2008, we delivered the following units with the value indicated in projects that were accounted for using the percentage of completion accounting method:

Region	2008	2007	2008	2007
	Units	Units	(In millions)	(In millions)

North	45	52	$27.3	$36.3
South	3		7.7

	48	52	$35.0	$36.3

Net New Contracts — Three months ended January 31,

Region	2008	2007	2008	2007
	Units	Units	(In millions)	(In millions)

Completed contract(c):
North	178	340	$120.1	$276.3
Mid-Atlantic	224	329	130.5	207.2
South	185	212	103.5	118.4
West	66	122	30.6	129.3

Total	653	1,003	384.7	731.2

Percentage of completion:
North		24	4.5	15.3
South	(6)		(14.1)	2.2

Total	(6)	24	(9.6)	17.5

Total:
North	178	364	124.6	291.6
Mid-Atlantic	224	329	130.5	207.2
South	179	212	89.4	120.6
West	66	122	30.6	129.3

Total consolidated	647	1,027	$375.1	$748.7

(c)	Includes communities that have extended construction cycles. See table below for information related to contracts signed during the three months ended January 31, 2008 and 2007 related to these communities.

Backlog at January 31,

Region	2008	2007	2008	2007
	Units	Units	(In millions)	(In millions)

Completed contract(d):
North	1,336	1,493	$966.7	$1,121.3
Mid-Atlantic	798	1,422	556.8	942.9
South	692	1,400	387.1	781.7
West	486	1,270	471.7	1,165.3

Total	3,312	5,585	2,382.3	4,011.2

Percentage of completion:
North	21	288	15.9	189.4
South	8	76	25.0	116.2
Less revenue recognized on units remaining in backlog			(24.3)	(166.9)

Total	29	364	16.6	138.7

Total:
North	1,357	1,781	982.6	1,310.7
Mid-Atlantic	798	1,422	556.8	942.9
South	700	1,476	412.1	897.9
West	486	1,270	471.7	1,165.3
Less revenue recognized on units remaining in backlog			(24.3)	(166.9)

Total consolidated	3,341	5,949	$2,398.9	$4,149.9

(d)	Includes communities that have extended construction cycles. See table below for information related to backlog at January 31, 2008 and 2007 related to these communities.

Revenues and contracts for extended delivery communities for the three-month periods ended January 31, 2008 and 2007 and backlog at January 31, 2008 and 2007 were as follows:

Revenues — Three months ended January 31,

Region	2008	2007	2008	2007
	Units	Units	(In millions)	(In millions)

North	60		$68.2
Mid-Atlantic	18		6.8

Total	78	—	$75.0	—

Net New Contracts — Three months ended January 31,

Region	2008	2007	2008	2007
	Units	Units	(In millions)	(In millions)

North	34	123	$32.0	$140.0
Mid-Atlantic	5	1	2.6	0.4
South
West	(27)	1	(13.6)	0.4

Total	12	125	$21.0	$140.8

Backlog at January 31,

Region	2008	2007	2008	2007
	Units	Units	(In millions)	(In millions)

North	507	379	$462.9	$383.9
Mid-Atlantic	59	59	25.8	24.0
South
West	22	27	16.8	18.6

Total	588	465	$505.5	$426.5

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below sets forth, at January 31, 2008, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):

	Fixed-Rate Debt		Variable-Rate Debt(a)(b)
		Weighted-Average		Weighted-Average
Fiscal Year of Maturity	Amount	Interest Rate	Amount	Interest Rate

2008	$52,320	6.58%	$105,394	6.41%
2009	23,611	6.96%	156,489	5.44%
2010	21,263	6.37%	150	3.48%
2011	270,395	7.91%	331,817	4.01%
2012	150,064	8.25%
Thereafter	1,155,272	5.72%	12,845	3.48%
Discount	(7,409)

Total	$1,665,516	6.36%	$606,695	4.79%

Fair value at January 31, 2008	$1,598,205		$606,695

(a)	We have a $1.89 billion credit facility consisting of a $1.56 billion unsecured revolving credit facility and a $331.7 million term loan facility (collectively, the “Credit Facility”) with 35 banks, which extends to March 17, 2011. At January 31, 2008, interest was payable on borrowings under the revolving credit facility at 0.475% (subject to adjustment based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At January 31, 2008, we had no outstanding borrowings against the revolving credit facility, but had letters of credit of approximately $324.5 million outstanding under it. Under the term loan facility, interest is payable at 0.50% (subject to adjustment based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At January 31, 2008, interest was payable on the $331.7 million term loan at 4.01%.

(b)	At January 31, 2008, our mortgage subsidiary had a $125 million line of credit with three banks to fund mortgage originations. The line is due within 90 days of demand by the banks and bears interest at the banks’ overnight rate plus an agreed-upon margin. At January 31, 2008, the subsidiary had $67.6 million outstanding under the line at an average interest rate of 4.21%. Borrowings under this line are included in the fiscal 2008 maturities.

Based upon the amount of variable-rate debt outstanding at January 31, 2008, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $6.1 million per year.

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

Our chief executive officer and chief financial officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has not been any change in internal control over financial reporting during our quarter ended January 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In January 2006, we received a request for information pursuant to Section 308 of the Clean Water Act from Region 3 of the U.S. Environmental Protection Agency (the “EPA”) requesting information about storm water discharge practices in connection with our homebuilding projects in the states that comprise EPA Region 3. The U.S. Department of Justice (“DOJ”) has now assumed responsibility for the oversight of this matter. To the extent the DOJ’s review were to lead it to assert violations of state and/or federal regulatory requirements and request injunctive relief and/or civil penalties, we would defend and attempt to resolve any such asserted violations. At this time, we cannot predict the outcome of the DOJ’s review.

On April 17, 2007, a securities class action suit was filed against Toll Brothers, Inc. and Robert I. Toll and Bruce E. Toll in the U.S. District Court for the Eastern District of Pennsylvania. The original plaintiff, Desmond Lowrey, has been replaced by two new lead plaintiffs — The City of Hialeah Employees’ Retirement System and the Laborers Pension Trust Funds for Northern California. On August 14, 2007, an amended complaint was filed on behalf of the purported class of purchasers of our common stock between December 9, 2004 and November 8, 2005 and the following individual defendants, who are directors and/or officers of Toll Brothers, Inc., were added to the suit: Zvi Barzilay, Joel H. Rassman, Robert S. Blank, Paul E. Shapiro, Carl B. Marbach, Richard Braemer, and Joseph R. Sicree. The amended complaint filed on behalf of the purported class alleges that the defendants violated federal securities laws by issuing various materially false and misleading statements that had the effect of artificially inflating the market price of the our stock. They further allege that, during the class period, the individual defendants sold shares for a substantial gain. The purported class is seeking compensatory damages, counsel fees, and expert costs. We have responded to the amended complaint by filing a motion to dismiss, challenging the sufficiency of the pleadings. There has not yet been any ruling on our motion. We believe that this lawsuit is without merit and intend to continue to vigorously defend against it.

A second securities class action suit was filed on September 7, 2007 in federal court in the Central District of California. In the complaint, the plaintiff, on behalf of the purported class of stockholders, alleges that our Chief Financial Officer violated federal securities laws by issuing various materially false and misleading statements and seeks compensatory damages, counsel fees and expert costs. The alleged class period is December 8, 2005 to August 22, 2007. The original plaintiff, Kathy Mankofsky, has been replaced by a new lead plaintiff — the Massachusetts Bricklayers & Masons Trust Funds. The new lead plaintiff must file an amended complaint no later than March 21, 2008. We intend to reply to it with a motion to dismiss the suit. We believe that this lawsuit is without merit and intend to vigorously defend against it.

Other than as set forth above, there are no proceedings required to be disclosed pursuant to Item 103 of Regulation S-K.

We are involved in various other claims and litigation arising principally in the ordinary course of business. We believe that the disposition of these matters will not have a material adverse effect on our business or our financial condition.

ITEM 1A.	RISK FACTORS

We participate in certain joint ventures where we may be adversely impacted by the failure of the joint venture or its participants to fulfill their obligations.

We have investments and commitments to certain joint ventures with unrelated parties to develop land. These joint ventures usually borrow money to help finance their activities. In certain circumstances, the joint venture participants, including ourselves, are required to provide guarantees of certain obligations relating to the joint ventures. As a result of the continued downturn in the homebuilding industry, some of these joint ventures or their participants have or may become unable or unwilling to fulfill their respective obligations. In addition, we may not have a controlling interest in these joint ventures and, as a result, we may not be able to require these joint ventures or their participants to honor their obligations or renegotiate them on acceptable terms. If the joint ventures or their participants do not honor their obligations, we may be required to expend additional resources or suffer losses, which could be significant.

Except as set forth above, there has been no material change in our risk factors as previously disclosed in our Form 10-K for the fiscal year ended October 31, 2007 in response to Item 1A. to Part 1 of such Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2008, we repurchased the following shares of our common stock:

			Total Number	Maximum
	Total	Average	of Shares	Number of Shares
	Number of	Price	Purchased as Part of a	That May Yet be
	Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share	Plan or Program(1)	Plan or Program(1)
	(In thousands)		(In thousands)	(In thousands)

November 1, 2007 to November 30, 2007	6	$20.59	6	12,030
December 1, 2007 to December 31, 2007	4	$20.78	4	12,026
January 1, 2008 to January 31, 2008	9	$18.20	9	12,017

Total	19		19

(1)	On March 26, 2003, we announced that our Board of Directors had authorized the repurchase of up to 20 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.

Except as set forth above, we have not repurchased any of our equity securities.

We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so. Rather, we will follow a policy of retaining earnings in order to finance future growth in our business and, from time to time, repurchase shares of our common stock.

The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our earnings, capital requirements, our operating and financial condition, and any contractual limitations then in effect. In this regard, our senior subordinated notes contain restrictions on the amount of dividends we may pay on our common stock. In addition, our Credit Facility requires us to maintain a minimum tangible net worth (as defined in the credit agreement), which restricts the amount of dividends we may pay. At January 31, 2008, under the most restrictive of these provisions, we could have paid up to approximately $1.02 billion of cash dividends.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

3.1	Amendment to the By-laws of the Company, dated December 12, 2007, is hereby incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2007.
4.1	Toll Brothers, Inc. Employee Stock Purchase Plan, as amended and restated effective January 1, 2008, is hereby incorporated by reference to Exhibit 4.31 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2007.
10.1	Amendment to the Toll Brothers, Inc. Executives and Non-Employee Directors Stock Option Plan (1993) effective December 12, 2007, is hereby incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2007.
10.2	Amendment to the Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) effective December 12, 2007, is hereby incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2007.
10.3	Amendment to the Toll Brothers, Inc. Stock Incentive Plan (1998) effective December 12, 2007, is hereby incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2007.
10.4	Amendment to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007) effective December 12, 2007, is hereby incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2007.
10.5	Amendment to the Toll Brothers, Inc. Stock Incentive Plan for Non-Employee Directors (2007) effective December 12, 2007, is hereby incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2007.

10.6		Form of Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007) is hereby incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.
10.7		Form of Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.
31	.1*	Certification of Robert I. Toll pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Joel H. Rassman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Robert I. Toll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Joel H. Rassman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC.
(Registrant)

By:	Joel H. Rassman
Joel H. Rassman
Executive Vice President, Treasurer and Chief
Financial Officer (Principal Financial Officer)

Date: March 10, 2008

By:	Joseph R. Sicree
Joseph R. Sicree
Senior Vice President and Chief Accounting
Officer (Principal Accounting Officer)

Date: March 10, 2008