Form 10-Q
period 2008-04-30
TOLL BROTHERS INC
filed 2008-06-06
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008
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

At June 2, 2008, there were approximately 158,721,000 shares of Common Stock, $.01 par value, outstanding.

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

Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. These risks and uncertainties include local, regional and national economic conditions, the demand for homes, domestic and international political events, uncertainties created by terrorist attacks, the effects of governmental regulation, the competitive environment in which the Company operates, fluctuations in interest rates, changes in home prices and sales activity in the markets where the Company builds homes, the availability and cost of land for future growth, adverse market conditions that could result in substantial inventory write-downs, the availability of capital, uncertainties and fluctuations in capital and securities markets, changes in tax laws and their interpretation, legal proceedings, the availability of adequate insurance at reasonable cost, the ability of customers to obtain adequate and affordable financing for the purchase of homes, the ability of home buyers to sell their existing homes, the ability of the participants in our various joint ventures to honor their commitments, the availability and cost of labor and building and construction materials, the cost of oil, gas and other raw materials, construction delays and weather conditions.

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

Additional information concerning potential factors that we believe could cause our actual results to differ materially from expected and historical results is included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2007 and this Form 10-Q for the period ended April 30, 2008.

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires. Reference herein to “fiscal 2008,” “fiscal 2007,” “fiscal 2006,” and “fiscal 2005,” refer to our fiscal year ending October 31, 2008, and our fiscal years ended October 31, 2007, October 31, 2006 and October 31, 2005, respectively.

Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. On June 3, 2008, we issued a press release and held a conference call to review the results of operations for the six-month and three-month periods ended April 30, 2008 and to discuss the current state of our business. The information contained in this report is the same information given in the press release and on the conference call on June 3, 2008, and we are not reconfirming or updating that information in this Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TOLL BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	April 30,	October 31,
	2008	2007
	(Unaudited)

ASSETS
Cash and cash equivalents	$1,236,028	$900,337
Inventory	4,835,869	5,572,655
Property, construction and office equipment, net	93,046	84,265
Receivables, prepaid expenses and other assets	123,185	135,910
Contracts receivable	5,288	46,525
Mortgage loans receivable	67,498	93,189
Customer deposits held in escrow	26,854	34,367
Investments in and advances to unconsolidated entities	196,566	183,171
Deferred tax assets, net	373,967	169,897

	$6,958,301	$7,220,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable	$718,803	$696,814
Senior notes	1,142,876	1,142,306
Senior subordinated notes	350,000	350,000
Mortgage company warehouse loan	56,732	76,730
Customer deposits	201,533	260,155
Accounts payable	150,638	236,877
Accrued expenses	769,494	724,229
Income taxes payable	233,771	197,960

Total liabilities	3,623,847	3,685,071

Minority interest	8,014	8,011
Stockholders’ equity:
Preferred stock, none issued
Common stock, 158,729 and 157,028 shares issued at April 30, 2008 and October 31, 2007, respectively	1,587	1,570
Additional paid-in capital	264,716	227,561
Retained earnings	3,061,771	3,298,925
Treasury stock, at cost — 4 and 20 shares at April 30, 2008 and October 31, 2007, respectively	(102)	(425)
Accumulated other comprehensive loss	(1,532)	(397)

Total stockholders’ equity	3,326,440	3,527,234

	$6,958,301	$7,220,316

See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Six months ended April 30,		Three months ended April 30,
	2008	2007	2008	2007
		(Unaudited)

Revenues:
Completed contract	$1,626,837	$2,178,395	$800,303	$1,124,259
Percentage of completion	33,489	81,522	17,694	48,437
Land sales	1,316	5,371	793	1,981

	1,661,642	2,265,288	818,790	1,174,677

Cost of revenues:
Completed contract	1,638,909	1,788,169	804,713	941,766
Percentage of completion	27,482	63,260	14,594	37,363
Land sales	1,094	2,764	660	1,727
Interest	44,124	49,137	23,157	26,494

	1,711,609	1,903,330	843,124	1,007,350

Selling, general and administrative	230,023	264,577	108,705	130,367
Goodwill impairment		8,973

(Loss) income from operations	(279,990)	88,408	(133,039)	36,960
Other:
(Loss) earnings from unconsolidated entities	(105,643)	11,527	(81,557)	4,735
Interest and other income	79,667	46,758	60,585	17,798

(Loss) income before income taxes	(305,966)	146,693	(154,011)	59,493
Income taxes (benefit) provision	(116,272)	55,687	(60,274)	22,803

Net (loss) income	$(189,694)	$91,006	$(93,737)	$36,690

(Loss) earnings per share:
Basic	$(1.20)	$0.59	$(0.59)	$0.24

Diluted	$(1.20)	$0.55	$(0.59)	$0.22

Weighted average number of shares:
Basic	158,217	154,464	158,621	154,716
Diluted	158,217	164,171	158,621	164,294

See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six months ended April 30,
	2008	2007
	(Unaudited)

Cash flow from operating activities:
Net (loss) income	$(189,694)	$91,006
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,082	15,772
Amortization of initial benefit obligation		885
Stock-based compensation	16,347	18,290
Excess tax benefits from stock-based compensation	(8,378)	(170)
Loss (earnings) from unconsolidated entities	105,643	(11,527)
Distributions of earnings from unconsolidated entities	12,987	10,176
Deferred tax provision	(204,070)	(72,105)
Provision for inventory write-offs	420,739	216,612
Goodwill impairment charge		8,973
Gain on sale of ancillary business		(9,565)
Changes in operating assets and liabilities
Decrease (increase) in inventory	314,617	(238,411)
Origination of mortgage loans	(500,549)	(648,663)
Sale of mortgage loans	526,240	633,284
Decrease in contracts receivable	41,237	95,444
Decrease in receivables, prepaid expenses and other assets	24,424	13,929
Decrease in customer deposits	(51,109)	(34,499)
Decrease in accounts payable and accrued expenses	(138,969)	(97,479)
Increase (decrease) in current income taxes payable	464	(75,136)

Net cash provided by (used in) operating activities	384,011	(83,184)

Cash flow from investing activities:
Purchase of property and equipment	(4,008)	(11,872)
Proceeds from sale of ancillary business		15,755
Purchases of marketable securities	(1,468,437)	(2,117,690)
Sale of marketable securities	1,454,557	2,117,690
Investments in and advances to unconsolidated entities	(37,322)	(13,872)
Distributions of capital from unconsolidated entities	2,623	16,965

Net cash (used in) provided by investing activities	(52,587)	6,976

Cash flow from financing activities:
Proceeds from loans payable	557,545	694,084
Principal payments of loans payable	(572,574)	(702,517)
Proceeds from stock-based benefit plans	12,089	4,099
Proceeds from restricted stock award		1,800
Excess tax benefits from stock-based compensation	8,378	170
Purchase of treasury stock	(1,174)	(886)
Change in minority interest	3	60

Net cash provided by (used in) financing activities	4,267	(3,190)

Net increase (decrease) in cash and cash equivalents	335,691	(79,398)
Cash and cash equivalents, beginning of period	900,337	632,524

Cash and cash equivalents, end of period	$1,236,028	$553,126

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2007 balance sheet amounts and disclosures included herein have been derived from our October 31, 2007 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, the Company suggests that they be read in conjunction with the consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended October 31, 2007. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of April 30, 2008, the results of its operations for the six months and three months ended April 30, 2008 and 2007 and its cash flows for the six months ended April 30, 2008 and 2007. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 will be effective for the Company’s fiscal year beginning November 1, 2008. The Company is currently reviewing the effect SFAS 157 will have on its financial statements; however, it is not expected that it will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 will be effective for the Company’s fiscal year beginning November 1, 2008. The Company is currently reviewing the effect SFAS 159 will have on its financial statements; however, it is not expected that it will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment to ARB No. 51” (“SFAS 160”). Under the provisions of SFAS 160, a noncontrolling interest in a subsidiary, or minority interest, must be classified as equity and the amount of consolidated net income specifically attributable to the minority interest must be clearly identified in the consolidated statement of operations. SFAS 160 also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling interest retained in a deconsolidation. SFAS 160 will be effective for the Company’s fiscal year beginning November 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS 160; however, it is not expected that it will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Reclassification

The presentation of certain prior period amounts have been reclassified to conform to the fiscal 2008 presentation.

2.	Inventory

Inventory at April 30, 2008 and October 31, 2007 consisted of the following (amounts in thousands):

	April 30,	October 31,
	2008	2007

Land and land development costs	$1,425,711	$1,749,652
Construction in progress — completed contract	2,742,657	3,109,243
Construction in progress — percentage of completion	55,828	62,677
Sample homes and sales offices	371,601	357,322
Land deposits and costs of future development	221,223	274,799
Other	18,849	18,962

	$4,835,869	$5,572,655

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Construction in progress includes the cost of homes under construction, land and land development costs and the carrying cost of home sites that have been substantially improved.

The Company capitalizes certain interest costs to inventory during the development and construction period. Capitalized interest is charged to cost of revenues when the related inventory is delivered for homes accounted for under the completed contract method or when the related inventory is charged to cost of revenues under percentage of completion accounting. Interest incurred, capitalized and expensed for the six months and three months ended April 30, 2008 and 2007, was as follows (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2008	2007	2008	2007

Interest capitalized, beginning of period	$215,571	$181,465	$227,709	$192,933
Interest incurred	63,681	68,272	30,576	34,121
Interest expensed to cost of revenues	(44,124)	(49,137)	(23,157)	(26,494)
Write-off against other income	(34)	(40)	(34)

Interest capitalized, end of period	$235,094	$200,560	$235,094	$200,560

Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. The amounts included in the above table reflect the gross amount of capitalized interest before allocation of any impairment charges recognized.

Interest included in cost of revenues for the six months and three months ended April 30, 2008 and 2007, was as follows (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2008	2007	2008	2007

Completed contract	$43,243	$46,029	$22,542	$24,292
Percentage of completion	841	2,999	577	2,094
Land	40	109	38	108

	$44,124	$49,137	$23,157	$26,494

The Company recognized inventory impairment charges and the expensing of costs that it believed not to be recoverable in the six months and three months ended April 30, 2008 and 2007, as follows (amounts in thousands):

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2008	2007	2008	2007

Operating communities and owned land	$341,025	$199,112	$195,850	$116,150
Land controlled for future communities	79,714	17,500	7,229	3,561

	$420,739	$216,612	$203,079	$119,711

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the end of each fiscal quarter, the Company reviews the profitability of each of its operating communities. For those communities operating below certain profitability thresholds, the Company determines the estimated fair value of these communities and whether the estimated fair value exceeded their carrying value. The table below provides, as of the date indicated, the number of operating communities in which the Company recognized impairment charges, the fair value of those communities, net of impairment charges, and the amount of impairment charges recognized ($ amounts in thousands):

	2008			2007
		Fair Value of			Fair Value of
		Communities,			Communities,
		Net of			Net of
	Number of	Impairment	Impairment	Number of	Impairment	Impairment
	Communities	Charges	Charges	Communities	Charges	Charges

Three Months Ended:
January 31,	38	$339,303	$145,175	18	$211,800	$82,962
April 30,	46	$406,031	195,850	24	$228,900	116,150

			$341,025			$199,112

At April 30, 2008, the Company evaluated its land purchase contracts to determine if any of the selling entities were variable interest entities (“VIEs”) and, if they were, whether the Company was the primary beneficiary of any of them. Under these purchase contracts, the Company does not possess legal title to the land and its risk is generally limited to deposits paid to the sellers; the creditors of the sellers generally have no recourse against the Company. At April 30, 2008, the Company had determined that it was the primary beneficiary of one VIE related to a land purchase contract and had recorded $15.3 million of inventory and $12.0 million of accrued expenses.

3.	Investments in and Advances to Unconsolidated Entities

The Company has investments in and advances to a number of joint ventures with unrelated parties to develop land. Some of these joint ventures develop land for the sole use of the venture participants, including the Company, and others develop land for sale to the venture participants and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites to other builders. The Company does not recognize earnings from home sites it purchases from the joint ventures, but instead reduces its cost basis in those home sites by its share of the earnings on the home sites. At April 30, 2008, the Company had approximately $92.3 million invested in or advanced to these joint ventures. At April 30, 2008, several of these joint ventures had loan commitments in an aggregate of $1.09 billion, and had approximately $1.06 billion borrowed against the commitments. In connection with two of these joint ventures, the Company executed completion guarantees and conditional repayment guaranties. The obligations under the guarantees are several, and not joint, and are limited to the Company’s pro-rata share of the loan obligations of the respective joint venture. At April 30, 2008, the Company’s outstanding guarantees, net of amounts that the Company has accrued that it believes it may be required to fund, amounted to $50.3 million. With respect to another venture, the parties to this venture are in the process of determining whether or not to move forward with this project based upon, among other things, market conditions. If the project proceeds as originally planned, the Company’s estimated contribution would be approximately $145.5 million, less any outside financing the joint venture is able to obtain. The Company has recognized cumulative impairment charges of $172.0 million ($85.0 million in the three-month period ended April 30, 2008, $27.8 million in the three-month period ended January 31, 2008 and $59.2 million in the three-month period ended October 31, 2007) against three of its joint venture investments because it did not believe that its investments were recoverable.

At April 30, 2008, the Company had $50.2 million of investments in three joint ventures with unrelated parties to develop luxury condominium projects, including for-sale residential units and commercial space. At April 30, 2008, these joint ventures had an aggregate of $302.9 million of loan commitments, and had approximately $216.6 million borrowed against the commitments. At April 30, 2008, the Company had guaranteed $18.6 million of the loans and other liabilities of these joint ventures. One of these joint ventures is developing a condominium

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

project in two phases. The first phase has been substantially completed and commenced delivery in May 2008 of units that had been previously sold. At April 30, 2008, the Company was committed to make an additional contribution of up to $12.3 million, if required by this joint venture. Further, the Company has the right to withdraw from phase 1 of the project upon the payment of a termination fee to our partner of $16.0 million, and from phase 2 of the project upon the payment of a termination fee to our partner of $30.0 million. At April 30, 2008, the Company was a partner in a second joint venture which has a project that is currently in the planning stages; any contribution by the Company will be based upon both partners agreement to proceed with the project. If the project were to go forward, and if the Company were to fund its entire commitment to this second joint venture, the Company’s estimated contribution would be approximately $112.5 million.

The Company has a 50% interest in a joint venture with an unrelated party to convert a 525-unit apartment complex, The Hudson Tea Buildings, located in Hoboken, New Jersey, into luxury condominium units. At April 30, 2008, the Company had investments in and advances to this joint venture of $43.4 million.

In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust II (“Trust II”) to be in a position to take advantage of commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by PASERS. At April 30, 2008, the Company had an investment of $10.4 million in Trust II. In addition, the Company and PASERS each entered into subscription agreements that expire in September 2009, whereby each agreed to invest additional capital in an amount not to exceed $11.1 million if required by Trust II. Prior to the formation of Trust II, the Company used Toll Brothers Realty Trust (the “Trust”) to invest in commercial real estate opportunities.

The Company formed the Trust in 1998 to take advantage of commercial real estate opportunities. The Trust is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and trusts established for the benefit of members of his family), Zvi Barzilay (and trusts established for the benefit of members of his family), Joel H. Rassman, and other members of the Company’s current and former senior management; and one-third by PASERS. During fiscal 2007, the Company received distributions from the Trust that resulted in reducing the carrying value of its investment in the Trust to zero. The Company provides development, finance and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $1.1 million and $0.5 million in the six-month and three-month periods ended April 30, 2008, respectively, and $1.0 million and $0.5 million in the six-month and three-month periods ended April 30, 2007, respectively. The Company believes that the transactions between itself and the Trust were on terms no less favorable than it would have agreed to with unrelated parties.

The Company’s investments in these entities are accounted for using the equity method.

4.	Goodwill Impairment

In the three-month period ended January 31, 2007, due to the continued decline of the Detroit housing market, the Company re-evaluated the carrying value of goodwill that resulted from a 1999 acquisition in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company estimated the fair value of its assets in this market, including goodwill. Fair value was determined based on the discounted future cash flow expected to be generated in this market. Based upon this evaluation and the Company’s expectation that this market would not recover for a number of years, the Company determined that the related goodwill was impaired. The Company recognized a $9.0 million impairment charge in the first quarter of fiscal 2007. After recognizing this charge, the Company did not have any goodwill remaining from this acquisition.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accrued Expenses

Accrued expenses at April 30, 2008 and October 31, 2007 consisted of the following (amounts in thousands):

	April 30,	October 31,
	2008	2007

Land, land development and construction	$198,370	$247,322
Compensation and employee benefits	96,804	100,893
Insurance and litigation	152,854	144,349
Commitments to unconsolidated entities	125,633	27,792
Warranty	60,816	59,249
Interest	45,619	47,136
Other	89,398	97,488

	$769,494	$724,229

The Company accrues for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Costs are accrued based upon historical experience. Changes in the warranty accrual for the six-month and three-month periods ended April 30, 2008 and 2007 were as follows (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2008	2007	2008	2007

Balance, beginning of period	$59,249	$57,414	$60,350	$57,835
Additions	13,030	14,884	6,683	7,350
Charges incurred	(11,463)	(13,582)	(6,217)	(6,469)

Balance, end of period	$60,816	$58,716	$60,816	$58,716

6.	Income Taxes

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

During the six-month period ended April 30, 2008, the Company utilized $33.0 million of net unrecognized tax benefits ($55.0 million before recognition of tax benefit) for the partial settlement of its Internal Revenue Service (“IRS”) tax audits for fiscal years 2003 through 2005, State of California tax audits for fiscal years 2002 and 2003, and certain other amended filings; the Company expects to utilize an additional $15.0 million of net unrecognized tax benefits ($25.0 million before recognition of tax benefit) to complete these settlements in subsequent quarters. In the three-month period ended April 30, 2008, the Company did not recognize any net unrecognized tax benefit. The state impact of any amended federal returns remains subject to examination by various states for a period of up to one year after formal notification of such amendments to the states. The Company and its subsidiaries have various state and other income tax returns in the process of examination or administrative appeal. The Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will decrease primarily from expiration of tax statutes, but the Company does not believe these reversals will have a material impact on the Company’s financial statements. The Company’s net unrecognized tax benefits at April 30,

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008, amounted to $197.8 million ($329.6 million before recognition of tax benefit) and are included in “Income taxes payable” on the Company’s condensed consolidated balance sheet at April 30, 2008. If these tax benefits reverse in the future, they would have an impact on the Company’s effective tax rate.

During the six months ended April 30, 2008 and 2007, the Company recognized in its tax provision, before reduction for applicable taxes, interest and penalties of approximately $7.0 million and $2.5 million, respectively. During the three months ended April 30, 2008 and 2007, the Company recognized in its tax provision, before reduction for applicable taxes, interest and penalties of approximately $3.5 million and $1.5 million, respectively. At April 30, 2008 and October 31, 2007, the Company had accrued interest and penalties, before reduction of applicable taxes, of $147.1 million and $54.8 million, respectively; these amounts were included in “Income taxes payable” on the accompanying condensed consolidated balance sheet. The increase in the six-month period ended April 30, 2008 relates primarily to the adoption of FIN 48.

7.	Comprehensive Loss

The components of other comprehensive loss in the six-month and three-month periods ended April 30, 2008 were as follows (amounts in thousands):

	Six Months Ended		Three Months Ended
	April 30, 2008		April 30, 2008

Net loss		$(189,694)	$(93,737)
Changes in pension liability, net of tax
Change in benefits	(3,056)
Change in actuarial assumptions	1,701
Amortization of prior service cost and unrecognized gains	220		110

		(1,135)	110

		$(190,829)	$(93,627)

Changes in accumulated other comprehensive loss in the six-month and three-month periods ended April 30, 2008 were as follows (amounts in thousands):

	Six Months Ended		Three Months Ended
	April 30, 2008		April 30, 2008

Balance, beginning of period		$(397)	$(1,642)
Changes in pension liability, net of tax
Change in benefits	(3,056)
Change in actuarial assumptions	1,701
Amortization of prior service cost and unrecognized gains	220		110

		(1,135)	110

Balance, end of period		$(1,532)	$(1,532)

8.	Employee Retirement Plans

In December 2007, the Company amended its Supplemental Executive Retirement Plan to provide for increased benefits to certain participants if such participants continue to work beyond retirement age. Based on this amendment and a concomitant change in the assumption related to the participants’ retirement dates, the Company’s unrecognized prior service cost increased by $5.1 million and its unrecognized actuarial gains

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increased by $2.8 million. The additional unrecognized prior service cost and unrecognized actuarial gains will be amortized over the extended period that the Company has estimated that the participants will continue to work.

For the six-month and three-month periods ended April 30, 2008 and 2007, the Company recognized costs and made payments related to its supplemental retirement plans as follows (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2008	2007	2008	2007

Service cost	$106	$165	$53	$83
Interest cost	612	507	306	253
Amortization of initial benefit obligation	684	885	342	442
Amortization of unrecognized gains	(320)		(160)

Total cost	$1,082	$1,557	$541	$778

Benefit payments	$63	$125	$34	$34

9.	Stock-Based Benefit Plans

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

The weighted-average assumptions and the fair value used for stock option grants for fiscal 2008 and 2007 were as follows:

	2008	2007

Expected volatility	46.67% - 48.63%	36.32% - 38.22%
Weighted-average volatility	47.61%	37.16%
Risk-free interest rate	3.32% - 3.85%	4.57% - 4.61%
Expected life (years)	4.29 - 8.32	3.69 - 8.12
Dividends	none	none
Weighted-average grant date fair value per share of options granted	$9.50	$11.17

In the six-month and three-month periods ended April 30, 2008, the Company recognized $16.0 million and $3.8 million of stock compensation expense, respectively, and $6.4 million and $1.5 million of income tax benefit, respectively, related to stock option grants. In the six-month and three-month periods ended April 30, 2007, the Company recognized $18.1 million and $5.3 million of stock compensation expense, respectively, and $6.8 million and $2.0 million of income tax benefit, respectively, related to stock option grants.

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

Information pertaining to the calculation of earnings per share for the six-month and three-month periods ended April 30, 2008 and 2007 is as follows (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2008	2007	2008	2007

Basic weighted average shares	158,217	154,464	158,621	154,716
Common stock equivalents		9,707		9,578

Diluted weighted average shares	158,217	164,171	158,621	164,294

For the six months and three months ended April 30, 2008, there were no incremental shares attributed to outstanding options to purchase common stock because the Company had a net loss in each of the periods, and any incremental shares would not be dilutive.

At April 30, 2008, the exercise price of approximately 5.3 million outstanding options was higher than the average closing price of the Company’s common stock on the New York Stock Exchange (the “NYSE”) for the three-month period ended April 30, 2008. At April 30, 2007, the exercise price of approximately 5.6 million outstanding options was higher than the average closing price of the Company’s common stock on the NYSE for the three-month period ended April 30, 2007.

11.	Stock Repurchase Program

In March 2003, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. At April 30, 2008, the Company was authorized to repurchase approximately 12.0 million shares.

12.	Commitments and Contingencies

At April 30, 2008, the aggregate purchase price of land parcels under option and purchase agreements, excluding parcels that the Company does not expect to acquire, was approximately $1.80 billion (including $1.04 billion of land to be acquired from joint ventures in which the Company has investments). Of the $1.80 billion of land purchase commitments, the Company had paid or deposited $96.7 million. Of the $1.04 billion of land to be acquired from joint ventures, $139.1 million of the Company’s investments in the joint ventures will be credited against the purchase price of the land. The Company’s option agreements to acquire the home sites do not require the Company to buy the home sites, although the Company may, in some cases, forfeit any deposit balance outstanding if and when it terminates an option agreement. Of the $96.7 million the Company had paid or deposited on these option agreements, $75.9 million was non-refundable at April 30, 2008. Any deposit in the form of a standby letter of credit is recorded as a liability at the time the standby letter of credit is issued. At April 30, 2008, accrued expenses included $29.7 million, representing the Company’s outstanding standby letters of credit issued in connection with options to purchase home sites.

At April 30, 2008, the Company had $196.6 million of investments in and advances to a number of unconsolidated entities. In addition to its investments and advances, the Company had various funding commitments and had made certain loan guarantees of these entities’ indebtedness. See Note 3, “Investments in and Advances to Unconsolidated Entities” for more information regarding these entities.

At April 30, 2008, a joint venture in which the Company has an 86.6% ownership interest and which is included in the Company’s consolidated financial statements was in default under a $78.2 million non-recourse purchase money mortgage secured by a parcel of land acquired by the joint venture. The mortgage holder’s only recourse is to foreclose on the parcel of land owned by the joint venture. The net carrying value of the land owned by the joint venture that is included as an asset in the Company’s consolidated balance sheet is offset by liabilities equal

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the sum of the principal amount of the non-recourse purchase money mortgage and the carrying value of the minority interest. This default does not have an effect on any of the Company’s loan covenants.

At April 30, 2008, the Company had outstanding surety bonds amounting to $578.7 million, related primarily to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that $226.7 million of work remains on these improvements. The Company has an additional $116.3 million of surety bonds outstanding that guarantee other obligations of the Company. The Company does not believe it is likely that any outstanding bonds will be drawn upon.

At April 30, 2008, the Company had agreements of sale outstanding to deliver 3,035 homes with an aggregate sales value of $2.08 billion, of which the Company has recognized $4.9 million of revenues with regard to a portion of such homes using the percentage of completion accounting method.

At April 30, 2008, the Company’s mortgage subsidiary was committed to fund $968.6 million of mortgage loans. $157.7 million of these commitments, as well as $67.5 million of mortgage loans receivable, have “locked in” interest rates. The mortgage subsidiary has commitments from recognized outside mortgage financing institutions to acquire $224.9 million of these “locked-in” loans and receivables. Our home buyers have not “locked-in” the interest rate on the remaining $811.2 million.

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

In October 2006, the Illinois Attorney General and State Attorney of Lake County, IL brought suit against the Company, alleging violations in Lake County, IL of certain storm water discharge regulations. The Company is in the process of resolving the alleged violations. At this time, the Company cannot predict the outcome of this litigation, but the Company does not believe it will have a material effect on the Company’s business or financial position.

On April 17, 2007, a securities class action suit was filed against Toll Brothers, Inc. and Robert I. Toll and Bruce E. Toll in the U.S. District Court for the Eastern District of Pennsylvania. The original plaintiff, Desmond Lowrey, has been replaced by two new lead plaintiffs — The City of Hialeah Employees’ Retirement System and the Laborers Pension Trust Funds for Northern California. On August 14, 2007, an amended complaint was filed on behalf of the purported class of purchasers of the Company’s common stock between December 9, 2004 and November 8, 2005 and the following individual defendants, who are directors and/or officers of Toll Brothers, Inc., were added to the suit: Zvi Barzilay, Joel H. Rassman, Robert S. Blank, Richard J. Braemer, Carl B. Marbach, Paul E. Shapiro and Joseph R. Sicree. The amended complaint filed on behalf of the purported class alleges that the defendants violated federal securities laws by issuing various materially false and misleading statements that had the effect of artificially inflating the market price of the Company’s stock. They further allege that the individual defendants sold shares for a substantial gain. The purported class is seeking compensatory damages, counsel fees, and expert costs. The Company has responded to the amended complaint by filing a motion to dismiss, challenging the sufficiency of the pleadings. There has not yet been any ruling on the Company’s motion. The Company believes that this lawsuit is without merit and intends to continue to vigorously defend against it.

A second securities class action suit was filed on September 7, 2007 in federal court in the Central District of California. In the complaint, the plaintiff, on behalf of the purported class of stockholders, alleged that the Chief Financial Officer of the Company violated federal securities laws by issuing various materially false and misleading statements and sought compensatory damages, counsel fees and expert costs. The alleged class period was December 8, 2005 to August 22, 2007. The original plaintiff, Kathy Mankofsky, was replaced by a new lead

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plaintiff — the Massachusetts Bricklayers & Masons Trust Funds. On March 21, 2008, the plaintiff voluntarily dismissed this action without prejudice.

The Company is involved in various other claims and litigation arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material effect on the business or on the financial condition of the Company.

13.	Geographic Segments

Revenue and (loss) income before income taxes for each of the Company’s geographic segments for the six months and three months ended April 30, 2008 and 2007 were as follows (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2008	2007	2008	2007

Revenue
North	$466,378	$458,532	$239,601	$247,385
Mid-Atlantic	453,892	664,493	203,541	333,175
South	294,933	534,715	155,618	286,947
West	446,439	607,548	220,030	307,170

Total	$1,661,642	$2,265,288	$818,790	$1,174,677

(Loss) income before income taxes
North	$30,280	$(7,673)	$25,487	$(7,059)
Mid-Atlantic	(12,245)	120,683	(27,410)	68,223
South	(166,957)	25,943	(55,281)	21,493
West	(101,586)	62,419	(71,187)	5,536
Corporate and other(1)	(55,458)	(54,679)	(25,620)	(28,700)

Total	$(305,966)	$146,693	$(154,011)	$59,493

(1)	“Corporate and other” is comprised principally of general corporate expenses such as the Offices of the Chief Executive Officer and President, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, offset in part by interest income and income from the Company’s ancillary businesses.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory write-downs and the expensing of costs that the Company believed not to be recoverable and write-downs of investments in unconsolidated entities that the Company does not believe it will be able to recover for the six-month and three-month periods ended April 30, 2008 and 2007 were as follows (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2008	2007	2008	2007

Land controlled for future communities:
North	$19,285	$3,561	$75	$2,628
Mid-Atlantic	9,727	1,530	3,618	178
South	41,885	2,298	1,448	(85)
West	8,817	10,111	2,088	840

	79,714	17,500	7,229	3,561

Operating communities:
North	44,500	79,100	25,900	46,900
Mid-Atlantic	69,650	22,100	53,000	600
South	138,875	44,550	63,150	16,450
West	88,000	53,362	53,800	52,200

	341,025	199,112	195,850	116,150

Investments in unconsolidated entities:
West	112,817		85,000

Total	$533,556	$216,612	$288,079	$119,711

Total assets for each of the Company’s geographic segments at April 30, 2008 and October 31, 2007 (amounts in thousands) were as follows:

	April 30,	October 31,
	2008	2007

North	$1,519,437	$1,589,119
Mid-Atlantic	1,351,590	1,523,447
South	903,929	1,180,325
West	1,351,916	1,616,395
Corporate and other(2)	1,831,429	1,311,030

Total	$6,958,301	$7,220,316

(2)	“Corporate and other” is comprised principally of cash and cash equivalents and the assets of the Company’s manufacturing facilities and mortgage subsidiary.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for the six months ended April 30, 2008 and 2007 (amounts in thousands):

	2008	2007

Cash flow information:
Interest paid, net of amount capitalized	$6,704	$8,740
Income taxes paid	$87,332	$202,929
Non-cash activity:
Adoption of FIN 48	$47,460
Reclassification of inventory to property, construction and office equipment	$16,103
Reduction of investment in unconsolidated entities due to reduction of letters of credit	$5,804	$5,047
Reclassification of accrued liabilities to loans payable	$2,163
Cost of inventory acquired through seller financing	$4,013	$26,567
Land returned to seller subject to loan financing	$7,750	$8,693
Income tax benefits related to exercise of employee stock options	$2,980	$6,251
Stock bonus awards	$26	$7,042
Contributions to employee retirement plan		$2,764
Disposition of ancillary businesses:
Fair value of assets sold		$5,790
Liabilities incurred in disposition		$400
Cash received		$15,755

15.	Supplemental Guarantor Information

Toll Brothers Finance Corp., a 100% owned, indirect subsidiary (the “Subsidiary Issuer”) of the Company, is the issuer of four series of senior notes aggregating $1.15 billion. The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest are guaranteed jointly and severally on a senior basis by the Company and substantially all of its 100% owned home building subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional. The Company’s non-home building subsidiaries and certain home building subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the debt. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such disclosures would not be material to investors. The Subsidiary Issuer has not had and does not have any operations other than the issuance of the four series of senior notes and the lending of the proceeds from the senior notes to other subsidiaries of the Company. Supplemental consolidating financial information of the Company, the Subsidiary

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Issuer, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at the Company’s financial information on a consolidated basis are as follows:

Condensed Consolidating Balance Sheet at April 30, 2008 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents			1,108,885	127,143		1,236,028
Inventory			4,346,446	489,423		4,835,869
Property, construction and office equipment, net			90,370	2,676		93,046
Receivables, prepaid expenses and other assets		3,896	95,283	26,683	(2,677)	123,185
Contracts receivable			3,295	1,993		5,288
Mortgage loans receivable				67,498		67,498
Customer deposits held in escrow			25,770	1,084		26,854
Investments in and advances to unconsolidated entities			150,623	45,943		196,566
Investments in and advances to consolidated entities	3,188,244	1,159,554	(1,020,776)	(129,107)	(3,197,915)	—
Deferred tax assets, net	373,967					373,967

	3,562,211	1,163,450	4,799,896	633,336	(3,200,592)	6,958,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Loans payable			448,895	269,908		718,803
Senior notes		1,142,876				1,142,876
Senior subordinated notes			350,000			350,000
Mortgage company warehouse loan				56,732		56,732
Customer deposits			169,151	32,382		201,533
Accounts payable			143,482	7,156		150,638
Accrued expenses		20,574	501,722	250,116	(2,918)	769,494
Income taxes payable	235,771			(2,000)		233,771

Total liabilities	235,771	1,163,450	1,613,250	614,294	(2,918)	3,623,847

Minority interest				8,014		8,014
Stockholders’ equity
Common stock	1,587			2,003	(2,003)	1,587
Additional paid-in capital	264,716		4,420	2,734	(7,154)	264,716
Retained earnings	3,061,771		3,183,758	6,291	(3,190,049)	3,061,771
Treasury stock, at cost	(102)					(102)
Accumulated other comprehensive loss	(1,532)		(1,532)		1,532	(1,532)

Total stockholders’ equity	3,326,440	—	3,186,646	11,028	(3,197,674)	3,326,440

	3,562,211	1,163,450	4,799,896	633,336	(3,200,592)	6,958,301

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet at October 31, 2007 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents			783,891	116,446		900,337
Inventory			5,183,247	389,408		5,572,655
Property, construction and office equipment, net			81,832	2,433		84,265
Receivables, prepaid expenses and other assets		4,241	105,316	32,465	(6,112)	135,910
Contracts receivable			45,472	1,053		46,525
Mortgage loans receivable				93,189		93,189
Customer deposits held in escrow			33,689	678		34,367
Investments in and advances to unconsolidated entities			183,171			183,171
Deferred tax assets, net	169,897					169,897
Investments in and advances to consolidated entities	3,557,297	1,159,384	(1,175,807)	(94,835)	(3,446,039)	—

	3,727,194	1,163,625	5,240,811	540,837	(3,452,151)	7,220,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable			481,262	215,552		696,814
Senior notes		1,142,306				1,142,306
Senior subordinated notes			350,000			350,000
Mortgage company warehouse loan				76,730		76,730
Customer deposits			230,982	29,173		260,155
Accounts payable			229,448	7,429		236,877
Accrued expenses		21,319	563,016	146,156	(6,262)	724,229
Income taxes payable	199,960			(2,000)		197,960

Total liabilities	199,960	1,163,625	1,854,708	473,040	(6,262)	3,685,071

Minority interest				8,011		8,011
Stockholders’ equity:
Common stock	1,570			2,003	(2,003)	1,570
Additional paid-in capital	227,561		4,420	2,734	(7,154)	227,561
Retained earnings	3,298,925		3,382,080	55,049	(3,437,129)	3,298,925
Treasury stock, at cost	(425)					(425)
Accumulated other comprehensive loss	(397)		(397)		397	(397)

Total stockholders’ equity	3,527,234	—	3,386,103	59,786	(3,445,889)	3,527,234

	3,727,194	1,163,625	5,240,811	540,837	(3,452,151)	7,220,316

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the six months ended April 30, 2008 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Completed contract			1,626,837			1,626,837
Percentage of completion			30,039	3,450		33,489
Land sales			1,316			1,316

	—	—	1,658,192	3,450	—	1,661,642

Costs of revenues:
Completed contract			1,638,265	1,007	(363)	1,638,909
Percentage of completion			24,658	2,824		27,482
Land sales			1,094			1,094
Interest		32,725	44,027	97	(32,725)	44,124

	—	32,725	1,708,044	3,928	(33,088)	1,711,609

Selling, general and administrative	1	349	230,271	14,515	(15,113)	230,023

Loss from operations	(1)	(33,074)	(280,123)	(14,993)	48,201	(279,990)
Other:
Loss from unconsolidated entities			(20,649)	(84,994)		(105,643)
Interest and other income (loss)		33,074	(5,193)	17,365	34,421	79,667
Loss from subsidiaries	(305,965)				305,965	—

Loss before income taxes	(305,966)	—	(305,965)	(82,622)	388,587	(305,966)
Income tax benefit	(116,272)		(124,542)	(32,304)	156,846	(116,272)

Net loss	(189,694)	—	(181,423)	(50,318)	231,741	(189,694)

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the three months ended April 30, 2008 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Completed contract			800,303			800,303
Percentage of completion			17,694			17,694
Land sales			793			793

	—	—	818,790	—	—	818,790

Costs of revenues:
Completed contract			804,378	471	(136)	804,713
Percentage of completion			14,594			14,594
Land sales			660			660
Interest		15,990	23,157		(15,990)	23,157

	—	15,990	842,789	471	(16,126)	843,124

Selling, general and administrative		173	108,607	7,162	(7,237)	108,705

Loss from operations	—	(16,163)	(132,606)	(7,633)	23,363	(133,039)
Other:
(Loss) earnings from unconsolidated entities			3,437	(84,994)		(81,557)
Interest and other income (loss)		16,163	(24,842)	8,198	61,066	60,585
Loss from subsidiaries	(154,011)				154,011	—

Loss before income taxes	(154,011)	—	(154,011)	(84,429)	238,440	(154,011)
Income tax benefit	(60,274)		(59,925)	(33,027)	92,952	(60,274)

Net loss	(93,737)	—	(94,086)	(51,402)	145,488	(93,737)

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the six months ended April 30, 2007 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Completed contract			2,178,395			2,178,395
Percentage of completion			43,950	37,572		81,522
Land sales			5,371			5,371

	—	—	2,227,716	37,572	—	2,265,288

Costs of revenues:
Completed contract			1,785,690	4,462	(1,983)	1,788,169
Percentage of completion			35,522	27,738		63,260
Land sales			2,764			2,764
Interest		33,470	41,612	7,525	(33,470)	49,137

	—	33,470	1,865,588	39,725	(35,453)	1,903,330

Selling, general and administrative	8	353	264,851	16,952	(17,587)	264,577
Goodwill impairment			8,973			8,973

Income (loss) from operations	(8)	(33,823)	88,304	(19,105)	53,040	88,408
Other:
Earnings from unconsolidated entities			11,520	7		11,527
Interest and other income		33,823	46,877	32,550	(66,492)	46,758
Earnings from subsidiaries	146,701				(146,701)	—

Income before income taxes	146,693	—	146,701	13,452	(160,153)	146,693
Income taxes	55,687		54,086	5,259	(59,345)	55,687

Net income	91,006	—	92,615	8,193	(100,808)	91,006

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the three months ended April 30, 2007 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Completed contract			1,124,259			1,124,259
Percentage of completion			29,054	19,383		48,437
Land sales			1,981			1,981

	—	—	1,155,294	19,383	—	1,174,677

Costs of revenues:
Completed contract			939,513	2,896	(643)	941,766
Percentage of completion			23,049	14,314		37,363
Land sales			1,727			1,727
Interest		16,735	22,623	3,871	(16,735)	26,494

	—	16,735	986,912	21,081	(17,378)	1,007,350

Selling, general and administrative	1	173	130,426	8,549	(8,782)	130,367

Income (loss) from operations	(1)	(16,908)	37,956	(10,247)	26,160	36,960
Other:
Earnings from unconsolidated entities			4,728	7		4,735
Interest and other income		16,908	16,810	11,433	(27,353)	17,798
Earnings from subsidiaries	59,494				(59,494)	—

Income before income taxes	59,493	—	59,494	1,193	(60,687)	59,493
Income taxes	22,803		22,035	466	(22,501)	22,803

Net income	36,690	—	37,459	727	(38,186)	36,690

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows for the six months ended April 30, 2008 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities:
Net loss	(189,694)		(181,423)	(50,318)	231,741	(189,694)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization		570	13,324	188		14,082
Stock-based compensation	16,347					16,347
Excess tax benefits from stock-based compensation	(8,378)					(8,378)
Loss from unconsolidated entities			20,649	84,994		105,643
Distributions of earnings from unconsolidated entities			12,987			12,987
Deferred tax provision	(204,070)					(204,070)
Provision for inventory write-offs			420,739			420,739
Changes in operating assets and liabilities
Decrease (increase) in inventory			353,278	(38,661)		314,617
Origination of mortgage loans				(500,549)		(500,549)
Sale of mortgage loans				526,240		526,240
Decrease (increase) in contracts receivable			42,177	(940)		41,237
Decrease (increase) in receivables, prepaid expenses and other assets	369,053	175	(124,738)	16,907	(236,973)	24,424
(Decrease) increase in customer deposits			(53,030)	1,921		(51,109)
Decrease in accounts payable and accrued expenses	(3,015)	(745)	(96,239)	(44,202)	5,232	(138,969)
Increase in current income taxes payable	464					464

Net cash provided by (used in) operating activities	(19,293)	—	407,724	(4,420)	—	384,011

Cash flow from investing activities:
Purchase of property and equipment			(3,577)	(431)		(4,008)
Purchase of marketable securities			(1,239,712)	(228,725)		(1,468,437)
Sale of marketable securities			1,226,332	228,225		1,454,557
Investments in and advances to unconsolidated entities			(37,322)			(37,322)
Distributions of capital from unconsolidated entities			2,623			2,623

Net cash used in investing activities	—	—	(51,656)	(931)	—	(52,587)

Cash flow from financing activities:
Proceeds from loans payable			743	556,802		557,545
Principal payments of loans payable			(31,817)	(540,757)		(572,574)
Proceeds from stock-based benefit plans	12,089					12,089
Excess tax benefits from stock-based compensation	8,378					8,378
Purchase of treasury stock	(1,174)					(1,174)
Change in minority interest				3		3

Net cash provided by (used in) financing activities	19,293	—	(31,074)	16,048	—	4,267

Net increase in cash and cash equivalents	—	—	324,994	10,697	—	335,691
Cash and cash equivalents, beginning of period			783,891	116,446		900,337

Cash and cash equivalents, end of period	—	—	1,108,885	127,143	—	1,236,028

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows for the six months ended April 30, 2007 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities:
Net income	91,006		92,615	8,179	(100,794)	91,006
Adjustments to reconcile net income to net cash used in (provided by) operating activities:
Depreciation and amortization		570	14,968	234		15,772
Amortization of initial benefit obligation			885			885
Stock-based compensation	18,290					18,290
Excess tax benefits from stock-based compensation	(170)					(170)
Earnings in unconsolidated entities			(5,066)	(6,461)		(11,527)
Distributions of earnings from unconsolidated entities			10,183	(7)		10,176
Deferred tax provision	(72,105)					(72,105)
Provision for inventory write-offs			216,612			216,612
Goodwill impairment charge			8,973			8,973
Gain on sale of ancillary business				(9,565)		(9,565)
Changes in operating assets and liabilities
Decrease in inventory			(221,257)	(17,154)		(238,411)
Origination of mortgage loans				(648,663)		(648,663)
Sale of mortgage loans				633,284		633,284
Decrease in contracts receivable			44,150	51,294		95,444
Decrease (increase) in receivables, prepaid expenses and other assets	23,105	(570)	(107,450)	(1,950)	100,794	13,929
Decrease in customer deposits			(29,697)	(4,802)		(34,499)
(Decrease) increase in accounts payable and accrued expenses	9,774		(123,952)	16,699		(97,479)
Decrease in current income taxes payable	(75,083)			(53)		(75,136)

Net cash (used in) provided by operating activities	(5,183)	—	(99,036)	21,035	—	(83,184)

Cash flow from investing activities:
Purchase of property and equipment			(11,119)	(753)		(11,872)
Proceeds from sale of business				15,755		15,755
Purchase of marketable securities			(2,018,015)	(99,675)		(2,117,690)
Sale of marketable securities			2,018,015	99,675		2,117,690
Investments in and advances to unconsolidated entities			(13,872)			(13,872)
Distributions of capital from unconsolidated entities			16,965			16,965

Net cash provided by (used in) in investing activities	—	—	(8,026)	15,002	—	6,976

Cash flow from financing activities:
Proceeds from loans payable			34,365	659,719		694,084
Principal payments of loans payable			(30,064)	(672,453)		(702,517)
Proceeds from stock-based benefit plans	4,099					4,099
Proceeds from restricted stock award	1,800					1,800
Excess tax benefits from stock-based compensation	170					170
Purchase of treasury stock	(886)					(886)
Change in minority interest				60		60

Net cash (used in) provided by financing activities	5,183	—	4,301	(12,674)	—	(3,190)

Net (decrease) increase in cash and cash equivalents	—	—	(102,761)	23,363	—	(79,398)
Cash and cash equivalents, beginning of period			582,465	50,059		632,524

Cash and cash equivalents, end of period	—	—	479,704	73,422	—	553,126

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In the six-month and three-month periods ended April 30, 2008, we recognized $1.66 billion and $818.8 million of revenues, respectively, and recorded a net loss of $189.7 million and $93.7 million, respectively. In the six-month and three-month periods ended April 30, 2007, we recognized $2.27 billion and $1.17 billion of revenues, respectively, and recorded net income of $91.0 million and $36.7 million, respectively. The losses in the fiscal 2008 periods as compared to the comparable periods of fiscal 2007 were due primarily to the significantly higher inventory and joint venture impairment charges recognized and the higher sales incentives given on the homes delivered in the fiscal 2008 periods as compared to the fiscal 2007 periods. In the six-month period ended April 30, 2008, we recognized inventory and joint venture impairment charges and write-offs of $533.6 million, as compared to $225.6 million of inventory and goodwill impairment charges and write-offs in the comparable period of fiscal 2007. In the three-month period ended April 30, 2008, we recognized inventory and joint venture impairment charges and write-offs of $288.1 million, as compared to $119.7 million of inventory impairment charges and write-offs in the comparable period of fiscal 2007.

Our backlog at April 30, 2008 of $2.08 billion decreased 50%, as compared to our backlog at April 30, 2007 of $4.15 billion. Backlog consists of homes under contract but not yet delivered to our home buyers for our communities accounted for using the completed contract method of accounting. Backlog for communities for which we use the percentage of completion accounting method consists of units under contract but not yet delivered to our home buyers, less the amount of revenues we have recognized related to those units.

The slowdown that we have experienced since the fourth quarter of fiscal 2005 has continued into the third quarter of fiscal 2008. The result is that the value of net new contracts signed has declined by 55% and 58% in the six-month and three-month periods ended April 30, 2008, respectively, as compared to the comparable periods of fiscal 2007. The value of net new contracts signed has declined by 76% and 77% in the six-month and three-month periods ended April 30, 2008, respectively, as compared to the comparable periods of fiscal 2005. When we report contracts signed, the number and value of contracts signed is reported net of any cancellations occurring during the reporting period, whether signed in that reporting period or in a prior period. Only outstanding agreements of sale that have been signed by both the home buyer and us as of the end of the period on which we are reporting are included in backlog.

We attribute the slowdown primarily to a decline in consumer confidence, an overall softening of demand for new homes, the inability of some of our home buyers to sell their current home, an increase in available competing inventory and their related increase in incentives and the direct and indirect impact of the turmoil in the mortgage loan market. We believe the reduction in demand is due to concerns on the part of prospective home buyers about the direction of home prices, due in part to the constant media attention regarding the potential for mortgage foreclosures and recession, and concerns by prospective home buyers about being able to sell their existing homes. We believe the concern about the direction of home prices is due to an oversupply of homes available for sale, and many other builders advertising price reductions and increased sales incentives.

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

We are concerned about the dislocation in the secondary mortgage market. We maintain relationships with a widely diversified group of mortgage providers, most of which are among the largest and, we believe, most reliable in our industry. With few exceptions, the mortgage providers that provide our customers with mortgages continue to issue new commitments. Our buyers generally have been able to obtain adequate financing. Nevertheless, tightening credit standards have shrunk the pool of potential home buyers. Mortgage market liquidity issues and higher borrowing rates may impede some of our home buyers from closing, while others may find it more difficult to sell their existing homes as their buyers face the problem of obtaining a mortgage. However, we believe that our buyers generally should be able to continue to secure mortgages, due to their typically lower loan-to-value ratios and attractive credit profiles, as compared to the average American home buyer. Although we cannot predict the short- and long-term liquidity of the credit markets, we continue to caution that, with the uncertainties in these markets, the pace of home sales could slow further until these markets settle down.

In the current challenging environment, we believe our access to reliable capital and our strong balance sheet give us an important competitive advantage. Based on our experience during prior downturns in the housing market, we have learned that unexpected opportunities may arise in difficult times for those builders that are well-prepared. We believe that our solid financial base, our broad geographic presence, our diversified product lines and our national brand name all position us well for such opportunities now and in the future. At April 30, 2008, we had $1.24 billion of cash and cash equivalents and approximately $1.27 billion available under our bank revolving credit facility which extends to 2011. We believe we have the resources available to fund attractive opportunities, should they arise.

Notwithstanding the current market conditions, we believe geographic and product diversification, access to lower-cost capital, and strong demographics have in the past and will in the future, as market conditions improve, benefit those builders that can control land and persevere through the increasingly difficult regulatory approval process. We believe that these factors favor the large publicly traded home building companies with the capital and expertise to control home sites and gain market share. We believe that as builders reduce the number of home sites being taken through the approval process and this process continues to become more difficult, and as the political pressure from no-growth proponents continues to increase, our expertise in taking land through the approval process and our already approved land positions will allow us to grow in the years to come, as market conditions improve.

Because of the length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and deliver a home after a home buyer signs an agreement of sale, we are subject to many risks. We attempt to reduce certain risks by controlling land for future development through options whenever we can, thus allowing us to obtain the necessary governmental approvals before acquiring title to the land; generally commencing construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from the buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis. In response to current market conditions, we have been reevaluating and renegotiating many of our optioned land positions. As a result, we have reduced our land position from a high of approximately 91,200 home sites at April 30, 2006, to approximately 51,800 home sites at April 30, 2008.

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

At April 30, 2008, we were selling from 300 communities, compared to 315 communities at October 31, 2007 and 325 communities at April 30, 2007. We expect to be selling from approximately 290 communities at October 31, 2008.

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventory

Inventory is stated at the lower of cost or fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). In addition to direct land acquisition, land development and home construction costs, costs include interest, real estate taxes and direct overhead related to development and construction, which are capitalized to inventories during the period beginning with the commencement of development and ending with the completion of construction. Once a parcel of land has been approved for development, it generally takes four to five years to fully develop, sell and deliver all the homes in one of our typical communities. Longer or shorter time periods are possible depending on the number of home sites in a community and the sales and delivery pace of the homes in a community. Our master planned communities, consisting of several smaller communities, may take up to ten years or more to complete. Because of the downturn in our business, the aforementioned estimated community lives will likely be significantly longer. Because our inventory is considered a long-lived asset under U.S. generally accepted accounting principles, we are required, under SFAS 144, to regularly review the carrying value of each of our communities and write down the value of those communities for which we believe the values are not recoverable.

Current Communities:  When the profitability of a current community deteriorates, the sales pace declines significantly or some other factor indicates a possible impairment in the recoverability of the asset, the asset is reviewed for impairment by comparing the estimated future undiscounted cash flow for the community to its carrying value. If the estimated future undiscounted cash flow is less than the community’s carrying value, the carrying value is written down to its estimated fair value. Fair value is primarily determined by discounting the estimated future cash flow of each community. The impairment is charged to cost of revenues in the period in which the impairment is determined. In estimating the cash flow of a community, we use various estimates such as: (a) the expected sales pace in a community based upon general economic conditions that will have a short-term or long-term impact on the market in which the community is located and on competition within the market, including the number of home sites available and pricing and incentives being offered in other communities owned by us or by other builders; (b) the expected sales prices and sales incentives to be offered in a community; (c) costs expended to date and expected to be incurred in the future, including, but not limited to, land and land development costs, home construction costs, interest costs and overhead costs; (d) alternative product offerings that may be offered in a community that will have an impact on sales pace, sales price, building cost or the number of homes that can be built on a particular site; and (e) alternative uses for the property such as the possibility of a sale of the entire community to another builder or the sale of individual home sites.

Future Communities:  We evaluate all land held for future communities or future sections of current communities, whether owned or under contract, to determine whether or not we expect to proceed with the development of the land as originally contemplated. This evaluation encompasses the same types of estimates used for current communities described above, as well as an evaluation of the regulatory environment in which the land is located and the estimated probability of obtaining the necessary approvals, the estimated time and cost it will take to obtain the approvals and the possible concessions that will be required to be given in order to obtain them. Concessions may include cash payments to fund improvements to public places such as parks and streets, dedication of a portion of the property for use by the public or as open space or a reduction in the density or size of the homes to be built. Based upon this review, we decide (a) as to land under contract to be purchased, whether the contract will likely be terminated or renegotiated, and (b) as to land we own, whether the land will likely be developed as contemplated or in an alternative manner, or should be sold. We then further determine whether costs that have been capitalized to the community are recoverable or should be written off. The write-off is charged to cost of revenues in the period in which the need for the write-off is determined.

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

Variable Interest Entities:  We have a significant number of land purchase contracts, sometimes referred to herein as “land purchase contracts,” “purchase agreements,” “options” or “option agreements,” and several investments in unconsolidated entities which we evaluate in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” as amended by FIN 46R (“FIN 46”). Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a variable interest entity (“VIE”) is considered to be the primary beneficiary and must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. For land purchase contracts with sellers meeting the definition of a VIE, we perform a review to determine which party is the primary beneficiary of the VIE. This review requires substantial judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the entity’s expected profits and losses and the cash flows associated with changes in the fair value of the land under contract. At April 30, 2008, we had determined that we were the primary beneficiary of one VIE related to a land purchase contract and had recorded $15.3 million of inventory and $12.0 million of accrued expenses.

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

Forfeited customer deposits are recognized in other income in the period in which we determine that the customer will not complete the purchase of the home and when we determine that we have the right to keep the deposit.

Home Sales-Percentage of Completion Method:  We have three high-rise projects for which we use the percentage of completion accounting method to recognize revenues and costs. Under the provisions of SFAS 66, revenues and costs for these projects are recognized using the percentage of completion method of accounting when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not be converted to rental property, the sales proceeds are collectible and the aggregate sales proceeds and the total cost of the project can be reasonably estimated. Revenues and costs of individual projects are recognized on the individual project’s aggregate value of units for which the home buyers have signed binding agreements of sale, less an allowance for cancellations, and are based on the percentage of total estimated construction costs that have been incurred. Total estimated revenues and construction costs are reviewed periodically, and any change is applied to current and future periods.

Forfeited customer deposits are recognized as a reduction in the amount of revenues reversed in the period in which we determine that the customer will not complete the purchase of the home and when we determine that we have the right to keep the deposit.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have investments in and advances to various joint ventures and to Toll Brothers Realty Trust Group (“Trust”) and Toll Brothers Realty Trust Group II (“Trust II”). At April 30, 2008, we had investments in and advances to these entities of $196.6 million, and were committed to invest or advance additional funds to these entities if needed and had guaranteed to several of these entities’ indebtedness and/or loan commitments. See Note 3 of the “Notes to Condensed Consolidated Financial Statements”-“Investments in and Advances to Unconsolidated Entities” for more information regarding these entities. Our investments in these entities are accounted for using the equity method.

RESULTS OF OPERATIONS

The following table sets forth, for the six-month and three-month periods ended April 30, 2008 and 2007, a comparison of certain statement of operations items ($ in millions):

	Six Months Ended April 30,				Three Months Ended April 30,
	2008		2007		2008		2007
	$	%	$	%	$	%	$	%

Completed contract
Revenues	1,626.8		2,178.4		800.3		1,124.3
Costs	1,638.9	100.7	1,788.2	82.1	804.7	100.6	941.8	83.8

	(12.1)		390.2		(4.4)		182.5

Percentage of completion
Revenues	33.5		81.5		17.7		48.4
Costs	27.5	82.1	63.3	77.6	14.6	82.5	37.4	77.1

	6.0		18.3		3.1		11.1

Land sales
Revenues	1.3		5.4		0.8		2.0
Costs	1.1	83.1	2.8	51.5	0.7	83.2	1.7	87.2

	0.2		2.6		0.1		0.3

Interest*	44.1	2.7	49.1	2.2	23.2	2.8	26.5	2.3

Total
Revenues	1,661.6		2,265.3		818.8		1,174.7
Costs	1,711.6	103.0	1,903.3	84.0	843.1	103.0	1,007.4	85.8

	(50.0)		362.0		(24.3)		167.3
Selling, general and administrative*	230.0	13.8	264.6	11.7	108.7	13.3	130.4	11.1
Goodwill impairment			9.0

(Loss) income from operations	(280.0)		88.4		(133.0)		37.0
Other
(Loss) earnings from unconsolidated entities	(105.6)		11.5		(81.6)		4.7
Interest and other income	79.7		46.8		60.6		17.8

(Loss) income before income taxes	(306.0)		146.7		(154.0)		59.5
Income tax (benefit) provision	(116.3)		55.7		(60.3)		22.8

Net (loss) income	(189.7)		91.0		(93.7)		36.7

*	Percentages are based on total revenues.

Note: Amounts may not add due to rounding.

REVENUES AND COSTS — COMPLETED CONTRACT

Revenues for the six months ended April 30, 2008 were lower than those for the comparable period of fiscal 2007 by $551.6 million, or 25%. The decrease was primarily attributable to a decrease in the number of homes delivered, which was primarily due to the lower backlog of homes at October 31, 2007 as compared to October 31, 2006. This lower backlog of homes was primarily the result of a 28% decrease in the number of net new contracts signed in fiscal 2007 over fiscal 2006. Although the average price of the homes delivered in the six-month period of fiscal 2008 period was comparable to the average price of the homes delivered in the comparable fiscal 2007 period, the average sales incentives increased on homes closed in the six-month period of fiscal 2008, as compared to the comparable fiscal 2007 period, which was offset by the settlement of units in several of our high rise projects in the fiscal 2008 period that did not have settlements in the comparable fiscal 2007 period and a shift in product mix to higher priced product. Sales incentives given on homes delivered in the six-month period of fiscal 2008 averaged $68,000 per home, as compared to $29,000 in the comparable period of fiscal 2007.

Revenues for the three months ended April 30, 2008 were lower than those for the comparable period of fiscal 2007 by approximately $324.0 million, or 29%. The decrease was attributable to a 28% decrease in the number of homes delivered and a 1% decrease in the average price of the homes delivered. The decrease in the number of homes delivered in the three-month period ended April 30, 2008 was primarily due to the lower backlog of homes at October 31, 2007, as compared to October 31, 2006, which was primarily the result of a 28% decrease in the number of net new contracts signed in fiscal 2007 over fiscal 2006, and the increased number of cancellations of contracts by home buyers in fiscal 2007 as compared to fiscal 2006. The decrease in the average price of the homes delivered was due to the higher sales incentives given on the homes delivered in the fiscal 2008 period, offset, in part, by the settlement of units in several of our high rise projects in the fiscal 2008 period that did not have settlements in the fiscal 2007 periods and a shift in product mix to higher priced product. Sales incentives given on homes delivered in the three-month period of fiscal 2008 averaged $76,000 per home, as compared to $32,000 in the comparable period of fiscal 2007.

The value of net new sales contracts signed was $868.3 million (1,570 homes) and $483.7 million (917 homes) in the six-month and three-month periods of fiscal 2008, respectively, as compared to $1.89 billion (2,636 homes) and $1.16 billion (1,633 homes) in the comparable periods of fiscal 2007.

The value of net new contracts signed in the six-month and three-month periods of fiscal 2008, as compared to the comparable periods of fiscal 2007, decreased 54% and 58%, respectively. The decrease in the six-month period was the result of a 40% decrease in the number of net new contracts signed and a 23% decrease in the average value of each contract signed. The decrease in the three-month period was the result of a 44% decrease in the number of net new contracts signed and a 26% decrease in the average value of each contract signed.

We believe the decrease in the number of new contracts signed was attributable to a decline in consumer confidence, an overall softening of demand for new homes and concerns on the part of prospective home buyers about the direction of home prices and their ability to sell their existing homes. We attribute the concern about the direction of home prices to an oversupply of homes available for sale and to many other builders advertising price reductions and increased sales incentives.

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

The decrease in the average value of the net new contracts signed in the six-month and three-month periods of fiscal 2008, as compared to the comparable periods of fiscal 2007, was due primarily to the higher average value of the contracts cancelled during the fiscal 2008 periods compared to the fiscal 2007 periods, higher sales incentives given to homebuyers in the fiscal 2008 periods, as compared to the comparable periods of fiscal 2007, and a shift in the number of contracts signed to less expensive areas and/or products in the fiscal 2008 periods, as compared to the comparable periods of fiscal 2007. At April 30, 2008, we were offering sales incentives on homes of approximately 8.9% of the sales price, as compared to 5.1% at April 30, 2007.

At April 30, 2008, our backlog of homes under contract was $2.07 billion (3,017 homes), 49% lower than the $4.04 billion (5,532 homes) backlog at April 30, 2007. The decrease in backlog at April 30, 2008 compared to the backlog at April 30, 2007 was primarily attributable to a lower backlog at October 31, 2007, as compared to the backlog at October 31, 2006, and the decrease in the value and number of net new contracts signed in the six months of fiscal 2008, as compared to the comparable six months of fiscal 2007, offset in part by lower deliveries in the fiscal 2008 period, as compared to the fiscal 2007 period.

Home costs, including inventory impairment charges and write-offs but before interest, as a percentage of home sales revenue were 100.7% and 100.6% in the six-month and three-month periods ended April 30, 2008, respectively, as compared to 82.1% and 83.8% in the comparable periods of fiscal 2007. In the six-month periods ended April 30, 2008 and 2007, we recognized inventory impairment charges and write-offs of $420.7 million and $216.6 million, respectively. In the three-month periods ended April 30, 2008 and 2007, we recognized inventory impairment charges and write-offs of $203.1 million and $119.7 million, respectively. Excluding inventory impairment charges and write-offs, cost of revenues was 74.9% and 75.2% of revenues in the six-month and three-month periods of fiscal 2008, respectively, as compared to 72.1% and 73.1% in the comparable periods of fiscal 2007. The increase in the cost of revenues before inventory write-offs and impairment charges percentage was due primarily to higher sales incentives on the homes delivered and higher overhead costs per home due to the decreased construction activity.

As we stated in the guidance we provided on June 3, 2008 (which is not being reconfirmed or updated in this Form 10-Q), we believe home deliveries for the full 2008 fiscal year will be between 4,200 and 4,800 homes, and the average delivered price will be between $630,000 and $650,000. We believe that due to higher sales incentives and slower deliveries per community, our costs as a percentage of revenues, before impairment charges and write-offs and interest, will be higher in fiscal 2008, as compared to fiscal 2007.

REVENUES AND COSTS — PERCENTAGE OF COMPLETION

In the six-month periods ended April 30, 2008 and 2007, we recognized $33.5 million and $81.5 million of revenues, respectively, and $27.5 million and $63.3 million of costs, respectively, on projects accounted for using the percentage of completion method. In the three-month periods ended April 30, 2008 and 2007, we recognized $17.7 million and $48.4 million of revenues, respectively, and $14.6 million and $37.4 million of costs, respectively, on projects accounted for using the percentage of completion method. At April 30, 2008, our backlog of homes in communities that we account for using the percentage of completion method of accounting was $11.4 million (net of $4.9 million of revenue recognized) compared to $102.1 million at April 30, 2007 (net of $74.1 million of revenue recognized). The decline in the backlog at April 30, 2008 was primarily the result of the delivery of units, the continued recognition of revenue and a high number of contract cancellations, offset, in part, by new contracts signed. We expect that this decline will continue as we recognize revenues, and sell out of existing projects without replacing them with new projects that qualify under the accounting rules for the application of the percentage of completion accounting method.

REVENUES AND COSTS — LAND SALES

We are developing several communities in which we expect to sell a portion of the land to other builders or unrelated entities. The amount and profitability of land sales will vary from year to year depending upon the sale and delivery of the specific land parcels. In the six-month periods ended April 30, 2008 and 2007, we recognized $1.3 million and $5.4 million of land sales revenues, respectively, and $1.1 million and $2.8 million of costs, respectively. In the three-month periods ended April 30, 2008 and 2007, we recognized $0.8 million and $2.0 million of land sales revenues, respectively, and $0.7 million and $1.7 million of costs, respectively.

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

Interest expense as a percentage of revenues was 2.7% of total revenues in the six-month period ended April 30, 2008, as compared to 2.2% in the comparable period of fiscal 2007. Interest expense as a percentage of revenues was 2.8% of total revenues in the three-month period ended April 30, 2008, as compared to 2.3% in the comparable period of fiscal 2007. The increase in interest expense as a percentage of revenues for both periods is due to the added length of time that the homes delivered in 2008 remained in inventory and accumulated additional capitalized interest. In addition, as our inventory has been reduced, there is less available inventory to allocate the interest incurred.

The guidance we provided on June 3, 2008 stated that, for the full 2008 fiscal year, we believe that interest expense as a percentage of revenues will be slightly higher as a percentage of revenues than the percentage in the second quarter of fiscal 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

SG&A spending decreased by $34.6 million, or 13.1%, in the six-month period ended April 30, 2008 as compared to the comparable period of fiscal 2007. As a percentage of revenues, SG&A was 13.8% in the fiscal 2008 period, as compared to 11.7% in the comparable period of fiscal 2007. The reduction in spending was due to reduced compensation costs and reduced costs for advertising, promotions and marketing.

SG&A spending decreased by $21.7 million, or 16.6%, in the three-month period ended April 30, 2008, as compared to the comparable period of fiscal 2007. As a percentage of revenues, SG&A was 13.3% in the fiscal 2008 period, as compared to 11.1% in the comparable period of fiscal 2007. The reduction in spending was due to reduced compensation costs and reduced costs for advertising, promotions and marketing.

The guidance we provided on June 3, 2008 stated that, for the full 2008 fiscal year, we believe SG&A spending in absolute dollars will be lower for the full fiscal 2008 year as compared to fiscal 2007, but is expected to be higher as a percentage of revenues in fiscal 2008, as compared to fiscal 2007.

GOODWILL IMPAIRMENT

During the three-month period ended January 31, 2007, due to the continued decline of the Detroit housing market, we re-evaluated the carrying value of goodwill associated with a 1999 acquisition. We estimated the fair value of our assets in this market, including goodwill. Fair value was determined based on the discounted future cash flow expected to be generated in this market. Based upon this evaluation and our expectation that this market would not recover for a number of years, we determined that the related goodwill had been impaired. We recognized a $9.0 million impairment charge in the three-month period ended January 31, 2007. After recognizing this charge, we do not have any goodwill remaining from this acquisition.

(LOSS) EARNINGS FROM UNCONSOLIDATED ENTITIES

We are a participant in several joint ventures and in the Trust and Trust II. We recognize our proportionate share of the earnings and losses from these entities. Many of our joint ventures are land development projects or high-rise/mid-rise construction projects and do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, the joint ventures generally, over a relatively short period of time, are expected to generate revenues and earnings until all the assets of the entities are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from quarter to quarter and year to year.

In the six months ended April 30, 2008, we recognized $105.6 million of losses from unconsolidated entities as compared to $11.5 million of income in the comparable period of fiscal 2007. The loss in the six-month period ended April 30, 2008 was attributable to $112.8 million of impairment charges recognized on three of our investments in unconsolidated entities.

In the three months ended April 30, 2008, we recognized $81.6 million of losses from unconsolidated entities as compared to $4.7 million of income in the comparable period of fiscal 2007. The loss in the three-month period ended April 30, 2008 was attributable to $85.0 million of impairment charges recognized on two of our investments in unconsolidated entities.

INTEREST AND OTHER INCOME

For the six months ended April 30, 2008 and 2007, interest and other income was $79.7 million and $46.8 million, respectively. The increase in other income in the fiscal 2008 period, as compared to the comparable period of fiscal 2007, was primarily due to the recognition of a gain of $40.2 million related to the receipt of proceeds from a condemnation judgment in the Company’s favor, higher interest income and retained customer deposits, offset, in part, by a $9.6 million gain from the sale of our cable TV and broadband internet business in the fiscal 2007 period.

For the three months ended April 30, 2008 and 2007, interest and other income was $60.6 million and $17.8 million, respectively. The increase in other income in the fiscal 2008 period, as compared to the comparable period of fiscal 2007, was primarily due to the recognition of a gain of $40.2 million related to the receipt of proceeds from a condemnation judgment in the Company’s favor, higher interest income and retained customer deposits.

The guidance we provided on June 3, 2008 stated that, due to the lower investment rates currently available, interest income in the second half of fiscal 2008 should be lower than interest income in the first half of fiscal 2008.

(LOSS) INCOME BEFORE INCOME TAXES

For the six-month period ended April 30, 2008, we reported a loss before tax benefits of $306.0 million, as compared to $146.7 million of income before taxes for the six-month period ended April 30, 2007. For the three-month period ended April 30, 2008, we reported a loss before tax benefits of $154.0 million, as compared to $59.5 million of income before taxes for the three-month period ended April 30, 2007.

INCOME TAXES

An income tax benefit was provided in the six-month and three-month periods ended April 30, 2008 at an effective rate of 38.0% and 39.1%, respectively. For the six-month and three-month periods ended April 30, 2007, an income tax provision was provided at an effective rate of 38.0% and 38.3%, respectively.

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

In the six-month period ended April 30, 2008, we generated $335.7 million of cash, principally from operating activities. In the fiscal 2008 period, cash flow from operating activities was generated primarily from net income before inventory and investment impairment losses, reductions in inventory, and a decrease in contracts receivable related to percentage of completion accounting, offset, in part, by a decrease in accounts payable and accrued expenses (excluding accruals of estimated liabilities to various joint ventures), a decrease in customer deposits and an increase in deferred tax assets. The decreased inventory, contracts receivable, accounts payable and customer deposits were due primarily to the decline in our business as previously discussed.

In the six-month period ended April 30, 2007, we used $79.4 million of cash, including $83.2 million used in operating activities and $3.2 million in financing activities, offset, in part by $7.0 million provided by investing activities. In the fiscal 2007 period, net cash used in operating activities was primarily attributable to inventory additions, a reduction in accounts payable and accrued expenses, and a reduction in customer deposits, offset, in part, by net income before write-offs. The increase in inventory in the fiscal 2007 period was the result of our continued spending on land improvements and construction in progress, and the decrease in accounts payable, accrued expenses and customer deposits was due primarily to the decline in our business as previously discussed. For the full 2007 fiscal year, cash flow from operations was $330.5 million and our net increase in cash was $267.8 million.

At April 30, 2008, the aggregate purchase price of land parcels under option and purchase agreements was approximately $1.80 billion (including $1.04 billion of land to be acquired from joint ventures in which we have invested). Of the $1.80 billion of land purchase commitments, we had paid or deposited $96.7 million. Of the $1.04 billion of land to be acquired from joint ventures, $139.1 million of our investments in the joint ventures will be credited against the purchase price of the land. The purchases of these land parcels are scheduled over the next several years.

In general, cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own several years’ supply of home sites, we do not need to buy home sites immediately to replace the ones delivered. In addition, we generally do not begin construction of our single-family detached homes until we have a signed contract with the home buyer, although in fiscal 2006 and 2007, due to an extremely high cancellation rate of customer contracts and the increase in the number of attached-home communities from which we were operating, the number of speculative homes in our inventory increased significantly. In the six-month period ended April 30, 2008, the value of net new contracts signed decreased approximately 20% versus the six-month period ended October 31, 2007. In fiscal 2007, the value of net new contracts signed decreased 33% versus fiscal 2006. In fiscal 2006, the value of net new contracts signed with home buyers decreased by 38% from fiscal 2005. Should our business remain at its current level or decline significantly from present levels, we believe that our inventory levels would continue to decrease, as we complete and deliver the homes under construction but do not commence construction of as many new homes, complete the improvements on the land we already own and sell and deliver the speculative homes that are currently in inventory, resulting in an increase in our cash flow from operations. In addition, we might continue to delay or curtail our acquisition of additional land, as we have since the second half of fiscal 2006, which would further reduce our inventory levels and cash needs. At April 30, 2008, we owned or controlled through options approximately 51,800 home sites, as compared to approximately 59,300 at October 31, 2007, and approximately 91,200 at April 30, 2006, the high point of our home sites owned and controlled.

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

We have a $1.89 billion credit facility consisting of a $1.56 billion unsecured revolving credit facility and a $331.7 million term loan facility (collectively, the “Credit Facility”) with 35 banks, which extends to March 2011. At April 30, 2008, interest was payable on borrowings under the revolving credit facility at 0.475% (subject to adjustment based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At April 30, 2008, we had no outstanding borrowings against the revolving credit facility but had letters of credit of approximately $290.7 million outstanding under it. Under the term loan facility, interest is payable at 0.50% (subject to adjustment based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At April 30, 2008, interest was payable on the term loan at 3.31%. Under the terms of the Credit Facility, we are not permitted to allow our maximum leverage ratio (as defined in the agreement) to exceed 2.00 to 1.00 and was required to maintain a minimum tangible net worth (as defined in the agreement) of approximately $2.30 billion at April 30, 2008. At April 30, 2008, our leverage ratio was approximately 0.31 to 1.00, and our tangible net worth was approximately $3.18 billion.

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

GEOGRAPHIC SEGMENTS

We operate in four geographic segments around the United States: the North, consisting of Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, New York, and Rhode Island; the Mid-Atlantic, consisting of Delaware, Maryland, Pennsylvania, Virginia and West Virginia; the South, consisting of Florida, Georgia, North Carolina, South Carolina, and Texas; and the West, consisting of Arizona, California, Colorado and Nevada. We acquired and opened our first communities for sale in Georgia in fiscal 2007.

The following table summarizes by geographic segment total revenues and (loss) income before income taxes for each of the six-month and three-month periods ended April 30, 2008 and 2007 (in millions):

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2008	2007	2008	2007

Revenues:
North	$466.4	$458.5	$239.6	$247.4
Mid-Atlantic	453.9	664.5	203.6	333.2
South	294.9	534.7	155.6	286.9
West	446.4	607.6	220.0	307.2

Total	$1,661.6	$2,265.3	$818.8	$1,174.7

(Loss) income before income taxes
North	$30.3	$(7.7)	$25.5	$(7.0)
Mid-Atlantic	(12.2)	120.7	(27.4)	68.2
South	(167.0)	25.9	(55.3)	21.5
West	(101.6)	62.4	(71.2)	5.5
Other	(55.5)	(54.6)	(25.6)	(28.7)

Total	$(306.0)	$146.7	$(154.0)	$59.5

North

Revenues in the six months ended April 30, 2008 were higher than those for the six months ended April 30, 2007 by $7.9 million, or 2%. The increase in revenues was attributable to a 9% increase in the average price of homes delivered, partially offset by a decrease of $22.5 million in percentage of completion revenues and a 2% decrease in the number of homes delivered. The increase in the average price of homes delivered in the six months ended April 30, 2008, as compared to the comparable period of the prior year, was primarily due to closings during the first six months of fiscal 2008 in several high-rise completed contract communities in the New York and New Jersey urban markets, which had higher average prices than our typical product; we did not have any closings of this type of product in the fiscal 2007 period. Excluding these deliveries, the average price of homes delivered in the first six months of fiscal 2008 decreased 4%, as compared to the comparable period of fiscal 2007, primarily due to higher sales incentives and a shift in the number of settlements to less expensive products and/or locations. The decrease in the number of homes delivered in the six-month period ended April 30, 2008, as compared to the same period of fiscal 2007, was primarily due to lower backlog at October 31, 2007, as compared to October 31, 2006, which was the result of an 11% decrease in the number of new contracts signed in fiscal 2007 over fiscal 2006.

For the three months ended April 30, 2008, revenues were lower than those of the comparable period in fiscal 2007 by $7.8 million, or 3%. The decrease in revenues was the result of a decrease in percentage of completion revenues of $25.4 million, offset, in part, by a 7% increase in the average price of homes delivered. The increase in the average price of homes delivered in the quarter ended April 30, 2008 as compared to the quarter ended April 30, 2007, was primarily due to closings in the fiscal 2008 period in several high-rise completed contract communities in the New York and New Jersey urban markets as discussed above. Excluding these deliveries, the average price of homes delivered in the three months ended April 30, 2008 decreased 4%, as compared to the three months ended April 30, 2007, primarily due to higher sales incentives and a shift in the number of settlements to less expensive products and/or locations.

The value of net new contracts signed in the six-month and three-month periods ended April 30, 2008 was $200.5 million and $76.0 million, respectively, a 69% and 79% decline, respectively, from the net new contracts signed in the six-month and three-month periods ended April, 30, 2007. The decline in the six-month period of fiscal 2008 as compared to the comparable period of fiscal 2007 was due to a 62% decrease in the number of net new contracts signed and a 21% decrease in the average value of each contract. The decline in the three-month period of fiscal 2008 as compared to the comparable period of fiscal 2007 was the result of a 69% decrease in the number of net new contracts signed and a 33% decrease in the average value of each contract. The decreases in the net new contracts signed in the fiscal 2008 periods were primarily due to the continued slowdown in the housing market. The decline in the average sales price was primarily the result of: fewer net new contracts signed in the New York and New Jersey urban markets, which had higher average prices than our typical product, as several communities in these areas sold out in fiscal 2007; higher sales incentives given in the six months and three months ended April 30, 2008, as compared to the same periods in 2007; and a shift in the number of contracts signed to less expensive product in the fiscal 2008 periods, as compared to the fiscal 2007 periods. The number of contract cancellations for the six months and three months ended April 30, 2008, were 156 and 112, respectively, as compared to 97 and 57 in the six months and three months ended April 30, 2007, respectively.

We reported $30.3 million and $25.5 million, respectively, of income before income taxes in the six-month and three-month periods ended April 30, 2008, as compared to a loss before income taxes of $7.7 million and $7.0 million, respectively, in the six-month and three-month periods ended April 30, 2007. The increase in income for the six months ended April 30, 2008, as compared to the same period in fiscal 2007, was due to the recognition of a $9.0 million charge for goodwill impairment in the first quarter of 2007 and lower costs of revenues in 2008, as compared to 2007, offset, in part, by a $4.6 million decrease in income realized from unconsolidated entities in the six months ended April 30, 2008, as compared to the comparable period in fiscal 2007. In the three-month period ended April 30, 2008, the increase in income, as compared to the three-month period ended April 30, 2007, was the result of lower cost of revenues in 2008, as compared to 2007. The lower costs of revenues in the six-month and three-month periods ended April 30, 2008, as compared to the comparable periods of fiscal 2007, was primarily the result of the lower inventory impairment charges recognized. In the six months ended April 30, 2008, we recorded $63.8 million of inventory impairments, as compared to $82.7 million in the fiscal 2007 period. In the three-month periods ended April 30, 2008 and 2007, we recognized inventory impairment charges of $26.0 million and $49.5 million, respectively.

Mid-Atlantic

Revenues for the six-month and three-month periods ended April 30, 2008 were lower than those for the comparable periods of 2007 by $210.6 million and $129.6 million, or 32% and 39%, respectively. The decrease in revenues for the six-month period was attributable to a 30% decrease in the number of homes delivered (primarily in Virginia and Pennsylvania), and a 2% decrease in the average sales price of the homes delivered. The decrease in revenues for the three-month period ended April 30, 2008 was due to 37% and 3% decreases in the number of homes and average price of homes delivered, respectively. The decreases in the number of homes delivered were primarily due to a lower backlog at October 31, 2007, as compared to October 31, 2006. The decrease in the backlog of homes was primarily the result of a 23% decrease in the number of net new contracts signed in fiscal 2007 over fiscal 2006 due to weak demand. The decreases in the average price of the homes delivered in the fiscal 2008 periods, as compared to the fiscal 2007 periods, were primarily related to higher sales incentives given in fiscal 2008, as compared to fiscal 2007.

The value of net new contracts signed in the six months ended April 30, 2008 of $325.1 million decreased 41% from the net new contracts signed of $553.2 million in the comparable period of fiscal 2007. The decline was due to a 34% decrease in the number of contracts signed and an 11% decrease in the average value of each contract. The value of net new contracts signed during the three-month period ended April 30, 2008 was $194.6 million, a decrease of 44% from the $346.0 million of net new contracts signed in the comparable period of fiscal 2007. This decrease was due to a 35% decrease in the number of net new contracts signed and a 13% decrease in the average value of each contract. The declines in the number of net new contracts signed were due primarily to continued weak demand, partially offset by lower cancellations. The number of contract cancellations decreased from 147 and 59 in the six-month and three-month periods ended April 30, 2007 to 94 and 51 in the comparable periods of fiscal 2008. The decrease in the average value of each contract was primarily attributable to higher sales incentives in the fiscal 2008 periods, as compared to the fiscal 2007 periods, and a shift in the number of contracts signed to less expensive products in Maryland and Virginia in the fiscal 2008 periods, as compared to the fiscal 2007 periods.

We reported a loss before income taxes for the six months and three months ended April 30, 2008 of $12.2 million and $27.4 million, respectively, as compared to income before taxes of $120.7 million and $68.2 million for the same periods in 2007, respectively. These declines were primarily due to higher cost of revenues as a percentage of revenues in the fiscal 2008 periods, as compared to the comparable periods of fiscal 2007, offset, in part, by lower selling, general and administrative expenses. For the six-month and three-month periods ended April 30, 2008, cost of revenues before interest as a percentage of revenues was 92.3% and 102.8%, respectively, as compared to 73.7% and 71.2%, respectively, in the comparable periods of fiscal 2007. The increases in the fiscal 2008 percentages were primarily the result of the higher inventory impairment charges recognized as a percentage of revenues and increased sales incentives given to home buyers on the homes delivered. We recognized inventory impairment charges of $79.4 million and $56.6 million in the six months and three months ended April 30, 2008, respectively, as compared to $23.6 million and $0.8 million in the comparable periods of fiscal 2007. As a percentage of revenues, higher sales incentives increased cost of revenues approximately 3.8% and 4.5%, respectively, in the six-month and three-month periods ended April 30, 2008, as compared to the comparable periods of fiscal 2007.

South

Revenues for the six months ended April 30, 2008 were lower than those for the six months ended April 30, 2007 by $239.8 million, or 45%. The decrease in revenues was attributable to a 34% decrease in the number of homes delivered, a 12% decrease in the average selling price of the homes delivered, and a reduction in percentage of completion revenues of $25.5 million. Revenues for the three months ended April 30, 2008 were lower than those for the comparable period of 2007 by approximately $131.3 million, or 46%. The decrease in the revenues was attributable to a 38% decrease in the number of homes delivered, a 14% decrease in the average selling price of homes delivered and a $5.4 million reduction in percentage of completion revenues. The decreases in the number of homes delivered were primarily attributable to our Florida operations, where we had a lower number of homes in backlog at October 31, 2007, as compared to October 31, 2006. The decreases in the average price of the homes delivered in the fiscal 2008 periods, as compared to the fiscal 2007 periods, were due to higher sales incentives and a shift in the number of settlements to less expensive areas, primarily in Florida.

The value of net new contracts signed in the six-month and three-month periods ended April 30, 2008 was $204.3 million and $114.9 million, respectively, a 29% and 31% decline, respectively, from the net new contracts signed in the six-month and three-month periods ended April, 30, 2007. The decline in the six-month period of fiscal 2008, as compared to the comparable period of fiscal 2007, was due to a 17% decrease in the number of net new contracts signed and a 14% decrease in the average value of each contract. The decline in the three-month period of fiscal 2008, as compared to the comparable period of fiscal 2007, was due to a 17% decrease in the number of net new contracts signed and a 16% decrease in the average value of each contract. The decreases in the number of net new contracts signed were attributable to overall continued weak market conditions in North Carolina, South Carolina and Texas. In Florida, the number of net new contracts signed in the six months and three months ended April 30, 2008 increased 50% and 32%, respectively, as compared to comparable periods in fiscal 2007. The increases in net new contracts signed in Florida were due primarily to the decrease in the number of cancellations from 190 and 80 in the six-month and three-month periods ended April 30, 2007, respectively, to 64 and 27 in the comparable periods of fiscal 2008, respectively. The number of cancellations in this geographic segment for the six months and three months ended April 30, 2007 was 240 and 110, respectively, and 129 and 66 for the six months and three months ended April 30, 2008, respectively. The decrease in the average value of each contract signed in this geographic segment was primarily due to lower average sales prices in Florida, which were the result of higher sales incentives and a shift in the number of contracts signed to less expensive areas and products in the fiscal 2008 periods, as compared to the fiscal 2007 periods. In addition, the average value of each contract signed in Florida for the six months ended April 30, 2008 was negatively impacted by cancellations at high-rise projects in the first quarter of 2008, which carried a higher average value per cancelled contract. The decreases in Florida’s average value of each contract signed were offset, in part, by an increase in the average value of contracts signed in North Carolina, which was primarily due to a shift in the number of contracts signed to areas with higher priced homes in the fiscal 2008 periods, as compared to the comparable periods of fiscal 2007.

We reported a loss before income taxes of $167.0 million and $55.3 million, respectively, in the six-month and three-month periods ended April 30, 2008, as compared to income before income taxes of $25.9 million and $21.5 million, respectively, in the six-month and three-month periods ended April 30, 2007. These decreases were primarily due to higher cost of revenues as a percentage of revenues in the fiscal 2008 periods, as compared to the fiscal 2007 periods, partially offset by lower selling, general and administrative expenses in the fiscal 2008 periods, as compared to the fiscal 2007 periods. Cost of revenues before interest as a percentage of revenues was 142.6% in the six months ended April 30, 2008, as compared to 85.2% in the comparable period of fiscal 2007. For the three months ended April 30, 2008 and 2007, cost of revenues before interest as a percentage of revenues was 122.4% and 82.8%, respectively. The increases in the fiscal 2008 percentages were primarily due to the higher inventory impairment charges recognized as well as increased sales incentives given to home buyers on the homes delivered during the fiscal 2008 periods, as compared to the comparable periods of fiscal 2007. In the six months ended April 30, 2008, we recorded $180.8 million of inventory impairments, as compared to $46.8 million in the fiscal 2007 period. In the three-month periods ended April 30, 2008 and 2007, we recognized inventory impairment charges of $64.6 million and $16.4 million, respectively. As a percentage of revenues, higher sales incentives increased cost of revenues approximately 5.7% and 5.5%, respectively, in the six-month and three-month periods ended April 30, 2008, as compared to the fiscal 2007 periods.

West

Revenues for the six-month and three-month periods ended April 30, 2008 were lower than those for the comparable periods of 2007 by $161.2 million and $87.2 million, or 27% and 28%, respectively. The decrease in revenues for the six-month period was attributable to a 29% decrease in the number of homes delivered, partially offset by a 3% increase in the average selling price of homes delivered. The decrease in revenues for the three months ended April 30, 2008 was due to a 29% decrease in the number of homes delivered. The decrease in the number of homes delivered was primarily attributable to the lower number of homes in backlog at October 31, 2007, as compared to October 31, 2006, partially offset by a decrease in the number of contract cancellations in the fiscal 2008 periods, as compared to the fiscal 2007 periods. The increase in the average price of homes delivered in the six months ended April 30, 2008, as compared to the same period in fiscal 2007, was primarily due to a change in product mix in Arizona to communities with higher average selling prices, offset, in part, by a decrease in the average price of homes delivered in Nevada, due primarily to higher sales incentives.

The value of net new contracts signed in the six-month period ended April 30, 2008 of $141.6 million decreased 66% from the net new contracts signed of $420.6 million in the six-month period ended April 30, 2007. The decline was due primarily to a 42% decrease in both the number of contracts signed and the average value of each contract. The value of net new contracts signed during the three-month period ended April 30, 2008 was $111.0 million, a decrease of 62% from the $291.3 million of net new contracts signed in the comparable period of fiscal 2007. This decrease was due to a 40% decrease in the number of net new contracts signed and a 37% decrease in the average value of each contract. The decrease in the number of net new contracts signed was primarily due to continued depressed market conditions. In the six months and three months ended April 30, 2008, we had 186 and 79 contract cancellations, respectively, as compared to 336 and 158 in the comparable periods of 2007, respectively. The decreases in the average value of each contract signed were attributable to the increases in sales incentives given in the fiscal 2008 periods, as compared to the fiscal 2007 periods and, in Arizona, in the 2008 fiscal periods, the higher average value of the contracts cancelled, which resulted in a significantly lower average value of net new contracts signed.

We reported $101.6 million and $71.2 million of losses before income taxes in the six-month and three-month periods ended April 30, 2008, respectively, as compared to income before income taxes of $62.4 million and $5.5 million, respectively, in the six-month and three-month periods ended April 30, 2007. These decreases were attributable to lower revenues and higher cost of revenues in the fiscal 2008 periods, as compared to the fiscal 2007 periods, and impairment charges of $112.8 million and $85.0 million in the six months and three months ended April 30, 2008, respectively, related to unconsolidated entities in which we have investments. For the six-month and three-month periods ended April 30, 2008, cost of revenues before interest as a percentage of revenues was 96.1% and 102.0%, respectively, as compared to 80.4% and 88.5%, respectively, in the comparable periods of fiscal 2007. The increases in the fiscal 2008 percentages were primarily the result of the higher inventory impairment charges recognized and increased sales incentives given to home buyers on the homes delivered. We recognized inventory impairment charges of $96.8 million and $55.9 million in the six months and three months ended April 30, 2008 and 2007, respectively, as compared to $63.5 million and $53.0 million in the comparable periods of fiscal 2007. As a percentage of revenues, higher sales incentives increased cost of revenues approximately 3.9% and 8.7%, respectively, in the six months and three months ended April 30, 2008, as compared to the comparable periods of fiscal 2007. This geographic segment also benefited from the recognition of $40.2 million of income, in the six-month and three-month periods of fiscal 2008, related to the receipt of proceeds from a favorable condemnation judgment on property we owned.

Other

Other loss before income taxes for the six months ended April 30, 2008 was $55.5 million, an increase of $0.8 million from the $54.6 million loss before income taxes reported for the six months ended April 30, 2007. This increase was primarily the result of a $9.6 million gain realized from the sale of our cable TV and broadband internet business in fiscal 2007 and lower management fee income in the fiscal 2008 period as compared to the fiscal 2007 period, partially offset by higher interest income and lower corporate general and administrative expenses in the fiscal 2008 period, as compared to the fiscal 2007 period.

For the three months ended April 30, 2008 and 2007, other loss before income taxes was $25.6 million and $28.7 million, respectively. This decrease was primarily due to higher interest income in the three-month period ended April 30, 2008, as compared to same period in fiscal 2007.

HOUSING DATA

Revenues — Three months ended April 30:

	2008	2007	2008	2007
	Units	Units	(In millions)	(In millions)

Completed contract(a):
North	329	325	$232.4	$215.2
Mid-Atlantic	335	534	203.5	333.2
South	291	467	144.4	268.7
West	257	360	220.0	307.2

Total	1,212	1,686	800.3	1,124.3

Percentage of completion(b):
North			6.9	32.2
South			10.8	16.2

Total	—	—	17.7	48.4

Total:
North	329	325	239.3	247.4
Mid-Atlantic	335	534	203.5	333.2
South	291	467	155.2	284.9
West	257	360	220.0	307.2

Total consolidated	1,212	1,686	$818.0	$1,172.7

(a)	Includes communities that have extended construction cycles. See tables below entitled “Extended Delivery Communities” for information related to these communities.

(b)	See tables below entitled “Percentage of Completion Deliveries” for information related to deliveries related to communities accounted for using the percentage of completion accounting method.

Contracts — Three months ended April 30:

	2008	2007	2008	2007
	Units	Units	(In millions)	(In millions)

Completed contract(c):
North	151	503	$71.0	$355.9
Mid-Atlantic	347	536	194.6	346.0
South	233	285	107.1	164.6
West	186	309	111.0	291.2

Total	917	1,633	483.7	1,157.7

Percentage of completion:
North	9	13	5.0	10.1
South	3	1	7.8	1.2

Total	12	14	12.8	11.3

Total:
North	160	516	76.0	366.0
Mid-Atlantic	347	536	194.6	346.0
South	236	286	114.9	165.8
West	186	309	111.0	291.2

Total consolidated	929	1,647	$496.5	$1,169.0

(c)	Includes communities that have extended construction cycles. See tables below entitled “Extended Delivery Communities” for information related to these communities.

Backlog at April 30:

	2008	2007	2008	2007
	Units	Units	(In millions)	(In millions)

Completed contract(d):
North	1,158	1,671	$805.3	$1,262.2
Mid-Atlantic	810	1,424	547.9	955.6
South	634	1,218	349.8	677.5
West	415	1,219	362.7	1,149.4

Total	3,017	5,532	2,065.7	4,044.7

Percentage of completion:
North	17	193	13.5	124.5
South	1	21	2.8	51.7
Less revenue recognized on units remaining in backlog			(4.9)	(74.1)

Total	18	214	11.4	102.1

Total:
North	1,175	1,864	818.8	1,386.7
Mid-Atlantic	810	1,424	547.9	955.6
South	635	1,239	352.6	729.2
West	415	1,219	362.7	1,149.4
Less revenue recognized on units remaining in backlog			(4.9)	(74.1)

Total consolidated	3,035	5,746	$2,077.1	$4,146.8

(d)	Includes communities that have extended construction cycles. See tables below entitled “Extended Delivery Communities” for information related to these communities.

Revenues — Six months ended April 30:

	2008	2007	2008	2007
	Units	Units	(In millions)	(In millions)

Completed contract(e):
North	602	612	$436.8	$406.8
Mid-Atlantic	734	1,046	453.9	662.3
South	573	870	289.7	501.8
West	511	717	446.4	607.5

Total	2,420	3,245	1,626.8	2,178.4

Percentage of completion(f):
North			29.2	51.7
South			4.3	29.8

Total	—	—	33.5	81.5

Total:
North	602	612	466.0	458.5
Mid-Atlantic	734	1,046	453.9	662.3
South	573	870	294.0	531.6
West	511	717	446.4	607.5

Total consolidated	2,420	3,245	$1,660.3	$2,259.9

(e)	Includes communities that have extended construction cycles. See tables below entitled “Extended Delivery Communities” for information related to these communities.

(f)	See tables below entitled “Percentage of Completion Deliveries” for information related to deliveries related to communities accounted for using the percentage of completion accounting method.

Contracts — Six months ended April 30:

	2008	2007	2008	2007
	Units	Units	(In millions)	(In millions)

Completed contract(g):
North	329	843	$191.1	$632.2
Mid-Atlantic	571	865	325.1	553.2
South	418	497	210.5	283.0
West	252	431	141.6	420.6

Total	1,570	2,636	868.3	1,889.0

Percentage of completion:
North	9	37	9.4	25.3
South	(3)	1	(6.2)	3.4

Total	6	38	3.2	28.7

Total:
North	338	880	200.5	657.5
Mid-Atlantic	571	865	325.1	553.2
South	415	498	204.3	286.4
West	252	431	141.6	420.6

Total consolidated	1,576	2,674	$871.5	$1,917.7

(g)	Includes communities that have extended construction cycles. See tables below entitled “Extended Delivery Communities” for information related to these communities.

Extended Delivery Communities:

We currently have several multi-family projects that have construction periods in excess of the construction periods of our traditional product. Information pertaining to revenues and contracts for extended delivery communities for the six-month and three-month periods ended April 30, 2008 and backlog at April 30, 2008 and 2007 is shown below. We had no deliveries from these communities in the six months ended April 30, 2007.

Contracts — Three months ended April 30:

	2008	2007	2008	2007
	Units	Units	(In millions)	(In millions)

North	(40)	151	$(30.1)	$137.0
Mid-Atlantic		8	(0.1)	3.6
West	(5)	1	(4.1)	0.6

Total	(45)	160	$(34.3)	$141.2

Contracts — Six months ended April 30:

	2008	2007	2008	2007
	Units	Units	(In millions)	(In millions)

North	(6)	274	$1.9	$277.0
Mid-Atlantic	5	9	2.5	4.0
West	(32)	2	(17.7)	1.0

Total	(33)	285	$(13.3)	$282.0

Revenues — Three months ended April 30:

	2008	2007	2008	2007
	Units	Units	(In millions)	(In millions)

North	80		$74.4
Mid-Atlantic	19		7.8
West	1		.6

Total	100		$82.8

Revenues — Six months ended April 30:

	2008	2007	2008	2007
	Units	Units	(In millions)	(In millions)

North	140		$142.6
Mid-Atlantic	37		14.6
West	1		.6

Total	178		$157.8

Backlog at April 30:

	2008	2007	2008	2007
	Units	Units	(In millions)	(In millions)

North	387	530	$358.3	$521.0
Mid-Atlantic	40	67	17.9	27.5
West	16	28	12.2	19.2

Total	443	625	$388.4	$567.7

Percentage of Completion Deliveries:

Information pertaining to deliveries of units in communities accounted for using the percentage of completion accounting method for the three-month and six-month periods ended April 30, 2008 and 2007 is shown below.

Three months ended April 30:

	2008	2007	2008	2007
	Units	Units	(In millions)	(In millions)

North	13	108	$7.3	$75.0
South	10	56	30.1	65.7

	23	164	$37.4	$140.7

Six months ended April 30:
North	58	160	$34.6	$111.3
South	13	56	37.8	65.7

	71	216	$72.4	$177.0

Contract Cancellation Rates:

Information pertaining to cancellation rates for the three-month and six-month periods ended April 30, 2008 and 2007 is shown below.

	2008	2007	2008	2007
	Units	Units	Value	Value

Three months ended April 30:
North	41.2%	9.9%	53.2%	10.6%
Mid-Atlantic	12.8%	9.9%	15.5%	8.7%
South	21.9%	27.8%	20.1%	25.8%
West	29.8%	33.8%	42.8%	32.6%
Total	24.9%	18.9%	32.0%	19.0%
Six months ended April 30:
North	31.6%	9.9%	36.6%	10.2%
Mid-Atlantic	14.1%	14.5%	16.9%	14.4%
South	23.7%	32.5%	24.7%	30.5%
West	42.5%	43.8%	56.4%	41.6%
Total	26.4%	23.5%	33.1%	23.6%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below sets forth, at April 30, 2008, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):

	Fixed-Rate Debt		Variable-Rate Debt(a)(b)
		Weighted Average		Weighted Average
Fiscal Year of Maturity	Amount	Interest Rate	Amount	Interest Rate

2008	$36,006	6.02%	$94,521	5.64%
2009	29,830	7.45%	173,645	3.86%
2010	21,117	6.38%	150	2.60%
2011	270,393	7.91%	331,817	3.31%
2012	150,063	8.25%	150	2.60%
Thereafter	1,155,146	5.72%	12,695	3.25%
Discount	(7,124)

Total	$1,655,431	6.35%	$612,978	3.82%

Fair value at April 30, 2008	$1,566,446		$612,978

(a)	We have a $1.89 billion credit facility consisting of a $1.56 billion unsecured revolving credit facility and a $331.7 million term loan facility (collectively, the “Credit Facility”) with 35 banks, which extends to March 17, 2011. At April 30, 2008, interest was payable on borrowings under the revolving credit facility at 0.475% (subject to adjustment based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At April 30, 2008, we had no outstanding borrowings against the revolving credit facility, but had letters of credit of approximately $290.7 million outstanding under it. Under the term loan facility, interest is payable at 0.50% (subject to adjustment based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At April 30, 2008, interest was payable on the $331.7 million term loan at 3.31%.

(b)	At April 30, 2008, our mortgage subsidiary had a $125 million line of credit with three banks to fund mortgage originations. The line is due within 90 days of demand by the banks and bears interest at the banks’ overnight rate plus an agreed-upon margin. At April 30, 2008, the subsidiary had $56.7 million outstanding under the line at an average interest rate of 3.16%. Borrowings under this line are included in the fiscal 2008 maturities.

Based upon the amount of variable-rate debt outstanding at April 30, 2008, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $6.1 million per year.

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

There has not been any change in internal control over financial reporting during our quarter ended April 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2006, the Illinois Attorney General and State Attorney of Lake County IL brought suit against us, alleging violations in Lake County, IL of certain storm water discharge regulations. We are in the process of resolving the alleged violations. At this time, we cannot predict the outcome of this litigation, but we do not believe it will have a material effect on our business or financial position.

On April 17, 2007, a securities class action suit was filed against Toll Brothers, Inc. and Robert I. Toll and Bruce E. Toll in the U.S. District Court for the Eastern District of Pennsylvania. The original plaintiff, Desmond Lowrey, has been replaced by two new lead plaintiffs — The City of Hialeah Employees’ Retirement System and the Laborers Pension Trust Funds for Northern California. On August 14, 2007, an amended complaint was filed on behalf of the purported class of purchasers of our common stock between December 9, 2004 and November 8, 2005 and the following individual defendants, who are directors and/or officers of Toll Brothers, Inc., were added to the suit: Zvi Barzilay, Joel H. Rassman, Robert S. Blank, Richard J. Braemer, Carl B. Marbach, Paul E. Shapiro, and Joseph R. Sicree. The amended complaint filed on behalf of the purported class alleges that the defendants violated federal securities laws by issuing various materially false and misleading statements that had the effect of artificially inflating the market price of our stock. They further allege that the individual defendants sold shares for a substantial gain. The purported class is seeking compensatory damages, counsel fees, and expert costs. We have responded to the amended complaint by filing a motion to dismiss, challenging the sufficiency of the pleadings. There has not yet been any ruling on our motion. We believe that this lawsuit is without merit and intend to continue to vigorously defend against it.

A second securities class action suit was filed on September 7, 2007 in federal court in the Central District of California. In the complaint, the plaintiff, on behalf of the purported class of stockholders, alleged that our Chief Financial Officer violated federal securities laws by issuing various materially false and misleading statements and sought compensatory damages, counsel fees and expert costs. The alleged class period was December 8, 2005 to August 22, 2007. The original plaintiff, Kathy Mankofsky, was replaced by a new lead plaintiff — the Massachusetts Bricklayers & Masons Trust Funds. On March 21, 2008, the plaintiff voluntarily dismissed this action without prejudice.

We are involved in various other claims and litigation arising in the ordinary course of business. We believe that the disposition of these matters will not have a material effect on our business or on our financial condition.

ITEM 1A.	RISK FACTORS

The following “Risk Factor” was included in our Form 10-Q for the period ended January 31, 2008 and is repeated below without change.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2008, we repurchased the following shares of our common stock:

			Total Number	Maximum
	Total	Average	of Shares	Number of Shares
	Number of	Price	Purchased as Part of a	That May Yet be
	Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased(1)	Share	Plan or Program(2)	Plan or Program(2)
	(In thousands)		(In thousands)	(In thousands)

February 1, 2008 to February 29, 2008	12	22.26	12	12,005
March 1, 2008 to March 31, 2008	18	20.17	18	11,987
April 1, 2008 to April 30, 2008	8	23.51	8	11,979

	38		38

(1)	Our stock option plans permit optionees to exercise stock options using a “net exercise” method at the discretion of the Executive Compensation Committee of our Board of Directors or its authorized delegee. In a net exercise, we withhold from the total number of shares that otherwise would be issued to the optionee upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the optionee. During the three-month period ended April 30, 2008, the net exercise method was employed to exercise one option to acquire 250,000 shares of our common stock; we withheld 152,635 of the shares subject to the option to cover $3.0 million of option exercise costs and income tax withholdings and issued 97,365 shares to the optionee.

(2)	On March 26, 2003, we announced that our Board of Directors had authorized the repurchase of up to 20 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.

Except as set forth above, we have not repurchased any of our equity securities.

We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so. Rather, we will follow a policy of retaining earnings in order to finance future growth in our business and, from time to time, repurchase shares of our common stock.

The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our earnings, capital requirements, our operating and financial condition, and any contractual limitations then in effect. In this regard, our senior subordinated notes contain restrictions on the amount of dividends we may pay on our common stock. In addition, our Credit Facility requires us to maintain a minimum tangible net worth (as defined in the credit agreement), which restricts the amount of dividends we may pay. At April 30, 2008, under the most restrictive of these provisions, we could have paid up to approximately $880 million of cash dividends.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2008 Annual Meeting of Stockholders was held on March 12, 2008. There were 158,463,825 shares of our common stock eligible to vote at the meeting. The following proposals were submitted to and approved by stockholders at the meeting.

1. The election of three directors to hold office until the 2011 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

Nominee	For	Withheld

Robert I. Toll	93,480,788	43,187,538
Bruce E. Toll	92,722,793	43,945,533
Joel H. Rassman	91,491,516	45,176,810

2. To consider the approval of the Toll Brothers, Inc. CEO Cash Bonus Plan.

For	59,402,011
Against	47,902,420
Abstain	128,543

3. To consider the approval of an amendment to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007).

For	101,491,934
Against	5,838,533
Abstain	102,506

4. To consider the approval of an amendment to the Toll Brothers, Inc. Stock Incentive Plan for Non-Employee Directors (2007).

For	101,575,656
Against	5,723,802
Abstain	133,516

5. To consider the approval of plan amendments to authorize a stock option exchange program for employees other than executive officers and directors.

For	60,794,981
Against	46,520,656
Abstain	117,336

6. To ratify the re-appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year.

For	135,819,032
Against	736,749
Abstain	112,547

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.1		Toll Brothers, Inc. CEO Cash Bonus Plan is hereby incorporated by reference to Addendum A to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on February 8, 2008.
10.2		Amendment to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007), effective as of December 12, 2007, is hereby incorporated by reference to Addendum B to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on February 8, 2008.
10.3		Amendment to the Toll Brothers, Inc. Stock Incentive Plan for Non-Employee Directors (2007), effective as of December 12, 2007, is hereby incorporated by reference to Addendum C to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on February 8, 2008.
10.4		Amendment to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007), effective as of December 12, 2007, is hereby incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2008.
10.5		Amendment to the Toll Brothers, Inc. Stock Incentive Plan (1998), effective as of December 12, 2007, is hereby incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2008.
10.6		Toll Brothers, Inc. Supplemental Executive Retirement Plan (Amended and Restated effective as of December 12, 2007) is hereby incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2008.
31	.1*	Certification of Robert I. Toll pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Joel H. Rassman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Robert I. Toll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Joel H. Rassman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC.
(Registrant)

By:	Joel H. Rassman
Joel H. Rassman
Executive Vice President, Treasurer and Chief
Financial Officer (Principal Financial Officer)

Date: June 6, 2008

By:	Joseph R. Sicree
Joseph R. Sicree
Senior Vice President and Chief Accounting
Officer (Principal Accounting Officer)

Date: June 6, 2008