Form 10-Q
period 2008-07-31
TOLL BROTHERS INC
filed 2008-09-09
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
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

At September 2, 2008, there were approximately 158,881,000 shares of Common Stock, $.01 par value, outstanding.

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

Additional information concerning potential factors that we believe could cause our actual results to differ materially from expected and historical results is included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2007 and this Form 10-Q for the period ended July 31, 2008.

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires. The terms “fiscal 2008,” “fiscal 2007,” “fiscal 2006,” and “fiscal 2005” refer to our fiscal year ending October 31, 2008, and our fiscal years ended October 31, 2007, October 31, 2006 and October 31, 2005, respectively.

Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. On September 4, 2008, we issued a press release and held a conference call to review the results of operations for the nine-month and three-month periods ended July 31, 2008 and to discuss the current state of our business. The information contained in this report is the same information given in the press release and on the conference call on September 4, 2008, and we are not reconfirming or updating that information in this Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TOLL BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	July 31,	October 31,
	2008	2007
	(Unaudited)

ASSETS
Cash and cash equivalents	$1,502,360	$900,337
Inventory	4,546,737	5,572,655
Property, construction and office equipment, net	86,841	84,265
Receivables, prepaid expenses and other assets	119,294	135,910
Contracts receivable	4,672	46,525
Mortgage loans receivable	49,717	93,189
Customer deposits held in escrow	21,417	34,367
Investments in and advances to unconsolidated entities	141,843	183,171
Deferred tax assets, net	363,150	169,897

	$6,836,031	$7,220,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable	$731,629	$696,814
Senior notes	1,143,160	1,142,306
Senior subordinated notes	350,000	350,000
Mortgage company warehouse loan	39,106	76,730
Customer deposits	171,175	260,155
Accounts payable	142,055	236,877
Accrued expenses	752,705	724,229
Income taxes payable	196,470	197,960

Total liabilities	3,526,300	3,685,071

Minority interest	8,014	8,011
Stockholders’ equity:
Preferred stock, none issued
Common stock, 158,798 and 157,028 shares issued at July 31, 2008 and October 31, 2007, respectively	1,588	1,570
Additional paid-in capital	269,138	227,561
Retained earnings	3,032,476	3,298,925
Treasury stock, at cost — 3 and 20 shares at July 31, 2008 and October 31, 2007, respectively	(62)	(425)
Accumulated other comprehensive loss	(1,423)	(397)

Total stockholders’ equity	3,301,717	3,527,234

	$6,836,031	$7,220,316

See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2008	2007	2008	2007
		(Unaudited)

Revenues:
Completed contract	$2,417,915	$3,356,895	$791,078	$1,178,500
Percentage of completion	39,122	110,890	5,633	29,368
Land sales	2,275	9,854	959	4,483

	2,459,312	3,477,639	797,670	1,212,351

Cost of revenues:
Completed contract(1)	2,350,072	2,811,399	711,163	1,023,230
Percentage of completion	32,163	87,540	4,681	24,280
Land sales	1,910	6,441	816	3,677
Interest	67,294	76,258	23,170	27,121

	2,451,439	2,981,638	739,830	1,078,308

Selling, general and administrative	333,127	396,263	103,104	131,686
Goodwill impairment		8,973

(Loss) income from operations	(325,254)	90,765	(45,264)	2,357
Other:
(Loss) earnings from unconsolidated entities(2)	(135,756)	15,375	(30,113)	3,848
Interest and other	100,249	85,599	20,582	38,841

(Loss) income before income taxes	(360,761)	191,739	(54,795)	45,046
Income tax (benefit) provision	(141,772)	74,247	(25,500)	18,560

Net (loss) income	$(218,989)	$117,492	$(29,295)	$26,486

(Loss) earnings per share:
Basic	$(1.38)	$0.76	$(0.18)	$0.17

Diluted	$(1.38)	$0.72	$(0.18)	$0.16

Weighted average number of shares:
Basic	158,398	154,828	158,761	155,556
Diluted	158,398	164,239	158,761	164,375

(1)	Includes inventory impairment charges and write-offs of $526.7 million and $363.9 million in the nine-month periods ended July 31, 2008 and 2007, respectively, and $106.0 million and $147.3 million in the three-month periods ended July 31, 2008 and 2007, respectively.

(2)	Includes write-downs of the Company’s investments in unconsolidated entities and its pro-rata share of impairment charges recognized by unconsolidated entities in which it has investments of $146.3 million and $33.4 million in the nine-month and three-month periods ended July 31, 2008, respectively. No impairment charges were recognized in the fiscal 2007 periods.

See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended July 31,
	2008	2007
	(Unaudited)

Cash flow from operating activities:
Net (loss) income	$(218,989)	$117,492
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	21,062	22,833
Amortization of initial benefit obligation		1,088
Stock-based compensation	19,884	22,956
Excess tax benefits from stock-based compensation	(8,543)	(14,736)
Loss (earnings) from unconsolidated entities	135,756	(15,375)
Distributions of earnings from unconsolidated entities	41,669	16,501
Deferred tax benefit	(193,253)	(137,350)
Inventory write-offs	526,729	363,904
Goodwill impairment charge		8,973
Gain on sale of ancillary business		(24,643)
Changes in operating assets and liabilities:
Decrease (increase) in inventory	499,515	(183,710)
Origination of mortgage loans	(720,917)	(1,064,537)
Sale of mortgage loans	764,389	1,054,717
Decrease in contracts receivable	41,853	122,038
Decrease in receivables, prepaid expenses and other assets	23,040	26,285
Decrease in customer deposits	(76,030)	(53,237)
Decrease in accounts payable and accrued expenses	(158,665)	(82,151)
Decrease in current income taxes payable	(36,638)	(79,548)

Net cash provided by operating activities	660,862	101,500

Cash flow from investing activities:
Purchase of property and equipment	(3,554)	(13,717)
Proceeds from sale of ancillary businesses		32,299
Purchases of marketable securities	(1,468,440)	(3,840,620)
Sale of marketable securities	1,458,887	3,840,620
Investments in and advances to unconsolidated entities	(46,900)	(21,194)
Distributions of investments in unconsolidated entities	2,623	35,953

Net cash (used in) provided by investing activities	(57,384)	33,341

Cash flow from financing activities:
Proceeds from loans payable	801,558	1,133,892
Principal payments of loans payable	(823,127)	(1,162,973)
Proceeds from stock-based benefit plans	13,044	17,994
Proceeds from restricted stock award		1,800
Excess tax benefits from stock-based compensation	8,543	14,736
Purchase of treasury stock	(1,476)	(1,395)
Change in minority interest	3	302

Net cash (used in) provided by financing activities	(1,455)	4,356

Net increase in cash and cash equivalents	602,023	139,197
Cash and cash equivalents, beginning of period	900,337	632,524

Cash and cash equivalents, end of period	$1,502,360	$771,721

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2007 balance sheet amounts and disclosures included herein have been derived from our October 31, 2007 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, the Company suggests that they be read in conjunction with the consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended October 31, 2007. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of July 31, 2008, the results of its operations for the nine months and three months ended July 31, 2008 and 2007 and its cash flows for the nine months ended July 31, 2008 and 2007. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

Income Taxes

On November 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (the “FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). See Note 6, “Income Taxes”, for information concerning the adoption of FIN 48.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers” Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires the Company to (a) recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period, (c) measure defined benefit plan assets and defined benefit plan obligations as of the date of the Company’s statement of financial position, and (d) disclose additional information about certain effects on net periodic benefit costs in the upcoming fiscal year that arise from the delayed recognition of the actuarial gains and losses and the prior service costs and credits. The Company adopted SFAS 158 effective October 31, 2007 related to its recognition of accumulated other comprehensive income, net of tax. The Company’s adoption of SFAS 158 did not have a material effect on its financial statements.

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

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS 159 will be effective for the Company’s fiscal year beginning November 1, 2008. The Company is currently reviewing the effect SFAS 159 will have on its financial statements; however, it is not expected that it will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Reclassification

The presentation of certain prior period amounts have been reclassified to conform to the fiscal 2008 presentation.

2.	Inventory

Inventory at July 31, 2008 and October 31, 2007 consisted of the following (amounts in thousands):

	July 31,	October 31,
	2008	2007

Land and land development costs	$1,372,651	$1,749,652
Construction in progress — completed contract	2,497,784	3,109,243
Construction in progress — percentage of completion	51,887	62,677
Sample homes and sales offices	386,767	357,322
Land deposits and costs of future development	219,453	274,799
Other	18,195	18,962

	$4,546,737	$5,572,655

Construction in progress includes the cost of homes under construction, land and land development costs and the carrying cost of home sites that have been substantially improved.

The Company capitalizes certain interest costs to inventory during the development and construction period. Capitalized interest is charged to cost of revenues when the related inventory is delivered for homes accounted for under the completed contract accounting method or when the related inventory is charged to cost of revenues under the percentage of completion accounting method.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest incurred, capitalized and expensed for the nine months and three months ended July 31, 2008 and 2007, was as follows (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2008	2007	2008	2007

Interest capitalized, beginning of period	$215,571	$181,465	$235,094	$200,560
Interest incurred	93,205	102,702	29,524	34,430
Interest expensed to cost of revenues	(67,294)	(76,258)	(23,170)	(27,121)
Write-off to other	(46)	(40)	(12)

Interest capitalized, end of period	$241,436	$207,869	$241,436	$207,869

Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. The amounts included in the above table reflect the gross amount of capitalized interest; impairment charges recognized are not generally allocated to specific components of inventory.

Interest expense by source of revenue included in cost of revenues for the nine months and three months ended July 31, 2008 and 2007, was as follows (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2008	2007	2008	2007

Completed contract	$66,096	$71,719	$22,852	$25,690
Percentage of completion	1,070	4,256	230	1,257
Land sales	128	283	88	174

	$67,294	$76,258	$23,170	$27,121

The Company recognized inventory impairment charges and the expensing of costs that it believed not to be recoverable in the nine months and three months ended July 31, 2008 and 2007, as follows (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2008	2007	2008	2007

Operating communities and owned land	$437,355	$338,739	$96,330	$139,628
Land options and predevelopment costs	89,374	25,165	9,660	7,664

Total	$526,729	$363,904	$105,990	$147,292

At the end of each fiscal quarter, the Company reviews the profitability of each of its operating communities. For those communities operating below certain profitability thresholds, it estimates the expected future cash flow for each of those communities. For those communities whose estimated cash flow is not sufficient to recover its carrying value, the Company estimates the fair value of these communities and recognizes an impairment charge for the difference between the estimated fair value of each community and its carrying value. The table below provides, as of the date indicated, the number of operating communities in which the Company recognized impairment

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charges, the fair value of those communities, net of impairment charges, and the amount of impairment charges recognized ($ amounts in thousands):

	2008			2007
		Fair Value of			Fair Value of
		Communities,			Communities,
		Net of			Net of
	Number of	Impairment	Impairment	Number of	Impairment	Impairment
	Communities	Charges	Charges	Communities	Charges	Charges

Three Months Ended:
January 31,	38	$339,303	$145,175	18	$211,800	$82,961
April 30,	46	$406,031	195,850	24	$228,900	116,150
July 31,	23	$228,909	96,330	28	$344,100	139,628

			$437,355			$338,739

At July 31, 2008, the Company evaluated its land purchase contracts to determine if any of the selling entities were variable interest entities (“VIEs”) and, if they were, whether the Company was the primary beneficiary of any of them. Under these purchase contracts, the Company does not possess legal title to the land and its risk is generally limited to deposits paid to the sellers; the creditors of the sellers generally have no recourse against the Company. At July 31, 2008, the Company determined that it was the primary beneficiary of two VIEs related to land purchase contracts and had recorded $20.9 million of inventory and $17.3 million of accrued liabilities.

3.	Investments in and Advances to Unconsolidated Entities

The Company has investments in and advances to a number of joint ventures with unrelated parties to develop land (“land joint ventures”). Some of these land joint ventures develop land for the sole use of the venture participants, including the Company, and others develop land for sale to the joint venture participants and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites to other builders. With regard to home sites the Company purchases from the land joint ventures, it reduces its cost basis in those home sites by its share of the earnings on the home sites. At July 31, 2008, the Company had approximately $66.1 million, net of impairment charges, invested in or advanced to these land joint ventures. At July 31, 2008, the land joint ventures had aggregate loan commitments of $1.09 billion, and had approximately $1.06 billion borrowed against these commitments. In connection with certain of these land joint ventures, the Company executed completion guarantees and conditional repayment guarantees. The obligations under the guarantees are several, and not joint, and are limited to the Company’s pro-rata share of the loan obligations of the respective land joint venture. At July 31, 2008, the maximum amount of these guarantees (net of amounts that the Company has accrued) is approximately $50.3 million, if any liability is determined to be due thereunder. With respect to another land joint venture, the partners are in the process of determining whether or not to move forward with the project based upon, among other things, market conditions. If the project proceeds as originally planned, the Company’s estimated contribution would be approximately $145.3 million, less any outside financing the land joint venture is able to obtain. The Company has recognized cumulative impairment charges against certain land joint venture investments because it did not believe that such investments were fully recoverable. From August 1, 2007 through July 31, 2008, the Company recognized $200.4 million of impairment charges related to its land joint ventures ($28.4 million in the three-month period ended July 31, 2008, $85.0 million in the three-month period ended April 30, 2008, $27.8 million in the three-month period ended January 31, 2008 and $59.2 million in the three-month period ended October 31, 2007). At July 31, 2008, two of these joint ventures were in default under their respective loan agreements; the Company does not believe that these joint venture defaults will have a material impact on the Company’s financial condition.

In addition, at July 31, 2008, the Company had $47.6 million of investments in three joint ventures with unrelated parties to develop luxury condominium projects, including for-sale residential units and commercial

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

space. At July 31, 2008, these joint ventures had an aggregate of $302.9 million of loan commitments, and had approximately $202.4 million borrowed against the commitments. At July 31, 2008, the Company had guaranteed $18.6 million of the loans and other liabilities of these joint ventures. One of these joint ventures is developing a condominium project in two phases. Construction of the first phase has been substantially completed and deliveries commenced in May 2008 of units that had been previously sold. At July 31, 2008, the Company was committed to make an additional contribution of up to $11.0 million, if required by this joint venture. Further, the Company has the right to withdraw from phase two of the project upon the payment of a termination fee to its partner of $30.0 million. A second joint venture has a project that is currently in the planning stages; any contribution by the Company to this second joint venture will be based upon the partners’ mutual agreement to proceed with the project. If the project were to go forward, and if the joint venture was unable to obtain outside financing and the Company was to fund its entire commitment to this second joint venture, the Company’s estimated contribution would be approximately $112.5 million. In the three-month period ended July 31, 2008, the Company recognized its pro-rata share of an impairment charge recognized by one of the joint ventures in which it has an investment: the Company’s pro-rata share of the impairment charge was $5.0 million and is included in “(Loss) Earnings from Unconsolidated Entities.”

The Company also has a 50% interest in a joint venture with an unrelated party to convert a 525-unit apartment complex located in Hoboken, New Jersey, into luxury condominium units. At July 31, 2008, the Company had investments in and advances to this joint venture of $16.7 million.

In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust II (“Trust II”) to be in a position to take advantage of commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by PASERS. At July 31, 2008, the Company had an investment of $11.4 million in Trust II. In addition, the Company and PASERS each entered into subscription agreements that expire in September 2009, whereby each agreed to invest additional capital in an amount not to exceed $11.1 million if required by Trust II.

Prior to the formation of Trust II, the Company used Toll Brothers Realty Trust (the “Trust”) to invest in commercial real estate opportunities. The Company formed the Trust in 1998 to take advantage of commercial real estate opportunities. The Trust is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and trusts established for the benefit of members of his family), Zvi Barzilay (and trusts established for the benefit of members of his family), Joel H. Rassman, and other members of the Company’s current and former senior management; and one-third by PASERS. During fiscal 2007, the Company received distributions from the Trust that resulted in reducing the carrying value of its investment in the Trust to zero. The Company provided development, finance and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $1.6 million and $0.5 million in the nine-month and three-month periods ended July 31, 2008, respectively, and $1.5 million and $0.6 million in the nine-month and three-month periods ended July 31, 2007, respectively. The Company believes that the transactions between itself and the Trust were on terms no less favorable than it would have agreed to with an unrelated party.

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

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accrued Expenses

Accrued expenses at July 31, 2008 and October 31, 2007 consisted of the following (amounts in thousands):

	July 31,	October 31,
	2008	2007

Land, land development and construction	$198,631	$247,322
Compensation and employee benefits	96,772	100,893
Insurance and litigation	155,921	144,349
Commitments to unconsolidated entities	120,123	27,792
Warranty	62,141	59,249
Interest	44,823	47,136
Other	74,294	97,488

	$752,705	$724,229

The Company accrues for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Costs are accrued based upon historical experience. Changes in the warranty accrual for the nine-month and three-month periods ended July 31, 2008 and 2007 were as follows (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2008	2007	2008	2007

Balance, beginning of period	$59,249	$57,414	$60,816	$58,716
Additions	20,223	22,392	7,193	7,509
Charges incurred	(17,331)	(20,321)	(5,868)	(6,740)

Balance, end of period	$62,141	$59,485	$62,141	$59,485

6.	Income Taxes

On November 1, 2007, the Company adopted the provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 requires a company to recognize the financial statement effect of a tax position when it is more-likely-than-not (defined as a substantiated likelihood of more than 50 percent), based on the technical merits of the position, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements based upon the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The inability of the Company to determine that a tax position meets the more-likely-than-not recognition threshold does not mean that the Internal Revenue Service (“IRS”) or any other taxing authority will disagree with the position that the Company has taken.

If a tax position does not meet the more-likely-than-not recognition threshold despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the financial statements and the Company is required to accrue potential interest and penalties until the uncertainty is resolved. Potential interest and penalties are recognized as a component of the provision for income taxes which is consistent with the Company’s historical accounting policy. Differences between amounts taken in a tax return and amounts recognized in the financial statements are considered unrecognized tax benefits. The Company believes that it has a reasonable basis for each of its filing positions and intends to defend those positions if challenged by the IRS or another taxing jurisdiction. If the IRS or other taxing authorities do not disagree with the Company’s position and after the statute

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of limitations expires, the Company will recognize the unrecognized tax benefit in the period that the uncertainty of the tax position is eliminated.

As of November 1, 2007, the Company recorded a $47.5 million charge to retained earnings to recognize the net cumulative effect of the adoption of FIN 48. As of November 1, 2007, after adoption of FIN 48, the Company’s cumulative net unrecognized tax benefits were $218.6 million.

During the nine-month period ended July 31, 2008, the Company entered into a settlement with the IRS for fiscal years 2003 through 2005, and settled certain state tax audits for fiscal years 2002 and 2003. In connection with these settlements and certain amended filings that came out of these audits, the Company agreed to pay $33.0 million. The Company estimates that it will pay an additional $12.0 million as a result of these audits in subsequent quarters. The state impact of any amended federal returns remains subject to examination by various states for a period of up to one year after formal notification of such amendments to the states. The Company and its subsidiaries have various state and other income tax returns in the process of examination or administrative appeal. The Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress. During the nine-month period ended July 31, 2008, the Company reduced its net unrecognized tax benefits by $9.1 million largely related to expiring tax statutes offset by new reserves.

During the next twelve months, it is possible that the amount of unrecognized tax benefits will decrease primarily from the completion of tax audits where certain of the filing positions will ultimately be accepted by the IRS and/or other tax jurisdictions and/or expiration of tax statutes. The Company does not believe these reversals will have a material impact on the Company’s financial statements. The Company’s net unrecognized tax benefits at July 31, 2008, amounted $187.6 million and are included in “Income taxes payable” on the accompanying condensed consolidated balance sheet at July 31, 2008. If these tax benefits reverse in the future, they would have an impact on the Company’s effective tax rate.

During the nine months ended July 31, 2008 and 2007, the Company recognized in its tax provision, before reduction for applicable taxes, potential interest and penalties of approximately $10.5 million and $18.5 million, respectively. During the three months ended July 31, 2008 and 2007, the Company recognized in its tax provision, before reduction for applicable taxes, potential interest and penalties of approximately $3.5 million and $15.8 million, respectively. At July 31, 2008 and October 31, 2007, the Company had accrued potential interest and penalties, before reduction of applicable taxes, of $150.5 million and $54.8 million, respectively; these amounts were included in “Income taxes payable” on the accompanying condensed consolidated balance sheets. The increase in the nine-month period ended July 31, 2008 relates primarily to the adoption of FIN 48.

7.	Comprehensive Loss

The components of other comprehensive loss in the nine-month and three-month periods ended July 31, 2008 were as follows (amounts in thousands):

	Nine Months Ended July 31, 2008		Three Months Ended July 31, 2008

Net loss per statement of operations		$(218,989)		$(29,295)
Changes in pension liability, net of tax
Change in benefits	(3,056)
Change in actuarial assumptions	1,701
Amortization of prior service cost and unrecognized gains	329		109

		(1,026)		109

Other comprehensive loss		$(220,015)		$(29,186)

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Employee Retirement Plans

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

For the nine-month and three-month periods ended July 31, 2008 and 2007, the Company recognized costs and made payments related to its supplemental retirement plans as follows (amounts in thousands):

	Nine Months		Three Months
	Ended July 31,		Ended July 31,
	2008	2007	2008	2007

Service cost	$157	$247	$52	$83
Interest cost	918	760	306	253
Amortization of initial benefit obligation	1,027	1,088	343	203
Amortization of unrecognized gains	(480)		(160)

	$1,622	$2,095	$541	$539

Benefits paid	$92	$154	$29	$29

9.	Stock-Based Benefit Plans

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

The weighted-average assumptions and the fair value used for the Company’s annual stock option grants for fiscal 2008 and 2007 were as follows:

	2008	2007

Expected volatility	46.67% - 48.63%	36.32% - 38.22%
Weighted-average volatility	47.61%	37.16%
Risk-free interest rate	3.32% - 3.85%	4.57% - 4.61%
Expected life (years)	4.29 - 8.32	3.69 - 8.12
Dividends	none	none
Weighted-average grant date fair value per share of options	$9.50	$11.17

In the quarter ended July 31, 2008, pursuant to stockholder-approved amendments to the Company’s Stock Incentive Plan (1998) and the Company’s Stock Incentive Plan for Employees (2007), the Company offered certain eligible employees the ability to exchange certain out-of-the-money stock options (“old options”) in exchange for replacement options with the same terms and conditions as the old options, except for the number of shares subject to the replacement options and the per-share exercise price. The Company accepted for exchange old options to purchase approximately 2.5 million shares with a weighted-average exercise price per share of $33.18 and issued

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

replacement options to purchase approximately 1.6 million shares with a weighted-average exercise price per share of $18.92. The assumptions and fair value used for the valuation of the replacement option grants and old option grants were as follows:

	Replacement options	Old options

Expected volatility	51.01% - 51.92%	51.08% - 51.71%
Weighted-average volatility	51.44%	51.36%
Risk-free interest rate	3.38% - 3.70%	3.28% - 3.58%
Expected life (years)	4.84 - 6.96	4.36 - 6.10
Dividends	none	none
Weighted-average exchange date fair value per share of options	$9.94	$6.25

The difference between the aggregate fair value of the old options and the replacement options was immaterial.

In the nine-month and three-month periods ended July 31, 2008, the Company recognized $19.4 million and $3.4 million of stock compensation expense, respectively, and $7.7 million and $1.3 million of income tax benefit, respectively, related to stock option grants. In the nine-month and three-month periods ended July 31, 2007, the Company recognized $22.6 million and $4.5 million of stock compensation expense, respectively, and $8.4 million and $2.0 million of income tax benefit, respectively, related to stock option grants.

The Company expects to recognize approximately $22.4 million of stock compensation expense and $8.9 million of income tax benefit for the full fiscal 2008 year related to stock option grants. The Company recognized approximately $27.0 million of stock compensation expense and $10.1 million of income tax benefit for the full fiscal 2007 year related to stock option grants.

10.	(Loss) Earnings Per Share Information

Information pertaining to the calculation of (loss) earnings per share for the nine-month and three-month periods ended July 31, 2008 and 2007 is as follows (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2008	2007	2008	2007

Basic weighted average shares	158,398	154,828	158,761	155,556
Common stock equivalents	—	9,411	—	8,819

Diluted weighted average shares	158,398	164,239	158,761	164,375

For the nine months and three months ended July 31, 2008, there were no incremental shares attributed to outstanding options to purchase common stock because the Company had a net loss in each of the periods, and any incremental shares would not be dilutive.

At July 31, 2008, the exercise price per share of approximately 5.4 million of the Company’s outstanding stock options was higher than the average closing price of the Company’s common stock on the New York Stock Exchange (the “NYSE”) for the three-month period ended July 31, 2008. At July 31, 2007, the exercise price per share of approximately 5.6 million of the Company’s outstanding stock options was higher than the average closing price of the Company’s common stock on the NYSE for the three-month period ended July 31, 2007.

11.	Stock Purchase Program

In March 2003, the Company’s Board of Directors authorized the purchase of up to 20 million shares of its common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. At July 31, 2008, the Company had approximately 12.0 million shares remaining on its purchase authorization.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

At July 31, 2008, the aggregate purchase price of land parcels under option and purchase agreements, excluding parcels that the Company does not expect to acquire, was approximately $1.62 billion (including $1.04 billion of land to be acquired from joint ventures in which the Company has investments). Of the $1.62 billion of land purchase commitments, the Company had paid or deposited $77.5 million. Of the $1.04 billion of land to be acquired from joint ventures, $139.4 million of the Company’s investments in the joint ventures will be credited against the purchase price of the land. The Company’s option agreements to acquire the home sites do not require the Company to buy the home sites, although the Company may, in some cases, forfeit any deposit balance outstanding if and when it terminates an option agreement. Of the $77.5 million the Company had paid or deposited on these option agreements, $68.6 million was non-refundable at July 31, 2008. Any deposit in the form of a standby letter of credit is recorded as a liability at the time the standby letter of credit is issued. At July 31, 2008, accrued expenses included $29.1 million, representing the Company’s outstanding standby letters of credit issued in connection with options to purchase home sites.

At July 31, 2008, the Company had $141.8 million of investments in and advances to a number of unconsolidated entities. In addition to its investments and advances, the Company had various funding commitments and had made certain loan guarantees of these entities’ indebtedness. See Note 3, “Investments in and Advances to Unconsolidated Entities” for more information regarding these entities.

At July 31, 2008, a joint venture in which the Company has an 86.6% ownership interest and which is included in the Company’s consolidated financial statements was in default under a $78.2 million non-recourse purchase money mortgage secured by a parcel of land acquired by the joint venture. The mortgage holder’s only recourse is to foreclose on the parcel of land owned by the joint venture. The net carrying value of the land owned by the joint venture that is included as an asset in the Company’s consolidated balance sheet is offset by liabilities equal to the sum of the principal amount of the non-recourse purchase money mortgage and the carrying value of the minority interest. This default does not have an effect on any of the Company’s loan covenants.

At July 31, 2008, the Company had outstanding surety bonds amounting to $528.1 million, related primarily to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that $199.1 million of work remains on these improvements. The Company has an additional $106.0 million of surety bonds outstanding that guarantee other obligations of the Company, including $59.9 million of escrow bonds securing customer deposits. The Company does not believe it is likely that any outstanding bonds will be drawn upon.

At July 31, 2008, the Company had agreements of sale outstanding to deliver 2,592 homes with an aggregate sales value of $1.75 billion, of which the Company has recognized $4.3 million of revenues with regard to a portion of such homes accounted for using the percentage of completion accounting method.

At July 31, 2008, the Company’s mortgage subsidiary was committed to fund $677.6 million of mortgage loans. $122.6 million of these commitments, as well as $49.7 million of mortgage loans receivable, have “locked in” interest rates. The mortgage subsidiary has commitments from recognized outside mortgage financing institutions to acquire approximately $172.0 million of these “locked-in” loans and receivables. Our home buyers have not “locked-in” the interest rate on approximately $555.0 million of mortgage commitments from our mortgage subsidiary.

In January 2006, the Company received a request for information pursuant to Section 308 of the Clean Water Act from Region 3 of the U.S. Environmental Protection Agency (the “EPA”) concerning storm water discharge practices in connection with its homebuilding projects in the states that comprise EPA Region 3. The U.S. Department of Justice (“DOJ”) has now assumed responsibility for the oversight of this matter. To the extent the DOJ’s review were to lead it to assert violations of state and/or federal regulatory requirements and request injunctive relief and/or civil penalties, the Company would defend and attempt to resolve any such asserted violations. At this time, the Company cannot predict the outcome of the DOJ’s review.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2006, the Illinois Attorney General and State Attorney of Lake County, IL brought suit against the Company alleging violations in Lake County, IL of certain storm water discharge regulations. In August 2008, the Company signed a consent order with the Illinois Attorney General and the State Attorney of Lake County, IL. Under the order, the Company will: pay $80,000 to the Illinois Environmental Protection Agency; pay $30,000 to the State Attorney of Lake County; and make a contribution of $100,000 to the Lake County Health Department and Community Health Center Lakes Management Unit for use toward an environmental restoration project. The Company also agreed to implement certain management, record-keeping and reporting practices related to storm water discharges at the subject site.

On April 17, 2007, a securities class action suit was filed against Toll Brothers, Inc. and Robert I. Toll and Bruce E. Toll in the U.S. District Court for the Eastern District of Pennsylvania. The original plaintiff, Desmond Lowrey, has been replaced by two new lead plaintiffs — The City of Hialeah Employees’ Retirement System and the Laborers Pension Trust Funds for Northern California. On August 14, 2007, an amended complaint was filed on behalf of the purported class of purchasers of the Company’s common stock between December 9, 2004 and November 8, 2005 and the following individual defendants, who are directors and/or officers of Toll Brothers, Inc., were added to the suit: Zvi Barzilay, Joel H. Rassman, Robert S. Blank, Richard J. Braemer, Carl B. Marbach, Paul E. Shapiro and Joseph R. Sicree. The amended complaint filed on behalf of the purported class alleges that the defendants violated federal securities laws by issuing various materially false and misleading statements that had the effect of artificially inflating the market price of the Company’s stock. They further allege that the individual defendants sold shares for a substantial gain. The purported class is seeking compensatory damages, counsel fees, and expert costs. The Company responded to the amended complaint by filing a motion to dismiss, challenging the sufficiency of the pleadings. On August 29, 2008, the court denied the Company’s motion to dismiss. Nonetheless, the Company believes that this lawsuit is without merit and intends to continue to vigorously defend against it.

The Company is involved in various other claims and litigation arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material effect on the business or on the financial condition of the Company.

13.	Geographic Segments

Revenue and (loss) income before income taxes for each of the Company’s geographic segments for the nine months and three months ended July 31, 2008 and 2007 were as follows (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2008	2007	2008	2007

Revenues:
North	$693,789	$755,295	$227,411	$296,763
Mid-Atlantic	668,254	1,015,097	214,364	350,601
South	439,896	778,037	144,962	243,323
West	657,373	929,210	210,933	321,664

Total	$2,459,312	$3,477,639	$797,670	$1,212,351

(Loss) income before income taxes:
North	$54,284	$19,052	$24,017	$26,769
Mid-Atlantic	(28,324)	182,405	(16,039)	61,639
South	(161,834)	(4,382)	5,118	(30,314)
West	(149,550)	60,485	(48,011)	(1,906)
Corporate and other(1)	(75,337)	(65,821)	(19,880)	(11,142)

Total	$(360,761)	$191,739	$(54,795)	$45,046

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	“Corporate and other” is comprised principally of general corporate expenses such as the Offices of the Chief Executive Officer and President, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, offset in part by interest income and income from the Company’s ancillary businesses.

Inventory write-downs and the expensing of costs that the Company believed not to be recoverable and write-downs of investments in unconsolidated entities that the Company does not believe it will be able to recover (including the Company’s pro-rata share of impairment charges recognized by the unconsolidated entities in which the Company has an investment) for the nine-month and three-month periods ended July 31, 2008 and 2007 were as follows (amounts in thousands):

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2008	2007	2008	2007

Operating communities and owned land:
North	$51,880	$88,975	$7,380	$9,875
Mid-Atlantic	113,050	32,850	43,400	10,750
South	144,625	105,450	5,750	60,900
West	127,800	111,464	39,800	58,103

	437,355	338,739	96,330	139,628

Land options and predevelopment costs:
North	21,568	4,010	2,283	449
Mid-Atlantic	10,139	1,949	411	420
South	41,902	4,354	18	2,055
West	15,765	14,852	6,948	4,740

	89,374	25,165	9,660	7,664

Total inventory impairment charges and write-offs	$526,729	$363,904	$105,990	$147,292

Investments in unconsolidated entities:
North	$5,000		$5,000
West	141,251		28,434

	$146,251	—	$33,434	—

Total assets for each of the Company’s geographic segments at July 31, 2008 and October 31, 2007 (amounts in thousands) were as follows:

	July 31,	October 31,
	2008	2007

North	$1,357,804	$1,589,119
Mid-Atlantic	1,272,980	1,523,447
South	875,600	1,180,325
West	1,220,133	1,616,395
Corporate and other(2)	2,109,514	1,311,030

Total	$6,836,031	$7,220,316

(2)	“Corporate and other” is comprised principally of cash and cash equivalents and the assets of the Company’s manufacturing facilities and mortgage subsidiary.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for the nine months ended July 31, 2008 and 2007 (amounts in thousands):

	2008	2007

Cash flow information:
Interest paid, net of amount capitalized	$8,978	$12,486
Income taxes paid	$88,117	$291,146
Non-cash activity:
Adoption of FIN 48	$47,460
Reclassification of inventory to property, construction and office equipment	$16,103
Cost of inventory acquired through seller financing	$7,344	$42,163
Land returned to seller subject to loan payable	$7,750	$8,693
Reduction of investment in unconsolidated entities due to reduction of letter of credit	$8,661	$7,806
Reclassification of investment in unconsolidated entities to accrued liabilities	$2,109
Reclassification of accrued liabilities to loan payable	$2,163
Income tax benefit related to exercise of employee stock options	$11,630	$4,926
Stock bonus awards	$26	$8,041
Contribution to employee retirement plan		$2,764
Disposition of ancillary businesses:
Fair value of assets sold		$8,453
Liabilities incurred in disposition		$954
Liabilities assumed by buyer		$1,751
Cash received		$32,299

15.	Supplemental Guarantor Information

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

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental consolidating financial information of the Company, the Subsidiary Issuer, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at the Company’s financial information on a consolidated basis are as follows:

Condensed Consolidating Balance Sheet at July 31, 2008 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents			1,367,219	135,141		1,502,360
Inventory			4,038,780	507,957		4,546,737
Property, construction and office equipment, net			84,556	2,285		86,841
Receivables, prepaid expenses and other assets		3,722	88,772	29,473	(2,673)	119,294
Contracts receivable			2,679	1,993		4,672
Mortgage loans receivable				49,717		49,717
Customer deposits held in escrow			21,670	(253)		21,417
Investments in and advances to unconsolidated entities			95,900	45,943		141,843
Deferred tax assets — net	363,150					363,150
Investments in and advances to consolidated entities	3,137,037	1,158,425	(972,380)	(136,944)	(3,186,138)	—

	3,500,187	1,162,147	4,727,196	635,312	(3,188,811)	6,836,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable			442,635	288,994		731,629
Senior notes		1,143,160				1,143,160
Senior subordinated notes			350,000			350,000
Mortgage company warehouse loan				39,106		39,106
Customer deposits			139,106	32,069		171,175
Accounts payable			136,986	5,069		142,055
Accrued expenses		18,987	484,885	251,681	(2,848)	752,705
Income taxes payable	198,470			(2,000)		196,470

Total liabilities	198,470	1,162,147	1,553,612	614,919	(2,848)	3,526,300

Minority interest				8,014		8,014
Stockholders’ equity:
Common stock	1,588			2,003	(2,003)	1,588
Additional paid-in capital	269,138		4,420	2,734	(7,154)	269,138
Retained earnings	3,032,476		3,170,587	7,642	(3,178,229)	3,032,476
Treasury stock, at cost	(62)					(62)
Accumulated other comprehensive income	(1,423)		(1,423)		1,423	(1,423)

Total stockholders’ equity	3,301,717	—	3,173,584	12,379	(3,185,963)	3,301,717

	3,500,187	1,162,147	4,727,196	635,312	(3,188,811)	6,836,031

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet at October 31, 2007 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents			783,891	116,446		900,337
Inventory			5,183,247	389,408		5,572,655
Property, construction and office equipment, net			81,832	2,433		84,265
Receivables, prepaid expenses and other assets		4,241	105,316	32,465	(6,112)	135,910
Contracts receivable			45,472	1,053		46,525
Mortgage loans receivable				93,189		93,189
Customer deposits held in escrow			33,689	678		34,367
Investments in and advances to unconsolidated entities			183,171			183,171
Deferred tax assets — net	169,897					169,897
Investments in and advances to consolidated entities	3,557,297	1,159,384	(1,175,807)	(94,835)	(3,446,039)	—

	3,727,194	1,163,625	5,240,811	540,837	(3,452,151)	7,220,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable			481,262	215,552		696,814
Senior notes		1,142,306				1,142,306
Senior subordinated notes			350,000			350,000
Mortgage company warehouse loan				76,730		76,730
Customer deposits			230,982	29,173		260,155
Accounts payable			229,448	7,429		236,877
Accrued expenses		21,319	563,016	146,156	(6,262)	724,229
Income taxes payable	199,960			(2,000)		197,960

Total liabilities	199,960	1,163,625	1,854,708	473,040	(6,262)	3,685,071

Minority interest				8,011		8,011
Stockholders’ equity:
Common stock	1,570			2,003	(2,003)	1,570
Additional paid-in capital	227,561		4,420	2,734	(7,154)	227,561
Retained earnings	3,298,925		3,382,080	55,049	(3,437,129)	3,298,925
Treasury stock, at cost	(425)					(425)
Accumulated other comprehensive loss	(397)		(397)		397	(397)

Total stockholders’ equity	3,527,234	—	3,386,103	59,786	(3,445,889)	3,527,234

	3,727,194	1,163,625	5,240,811	540,837	(3,452,151)	7,220,316

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the nine months ended July 31, 2008 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Completed contract			2,417,915			2,417,915
Percentage of completion			34,755	4,367		39,122
Land sales			2,275			2,275

	—	—	2,454,945	4,367	—	2,459,312

Costs of revenues:
Completed contract			2,347,981	1,833	258	2,350,072
Percentage of completion			28,663	3,500		32,163
Land sales			1,910			1,910
Interest		49,460	67,120	174	(49,460)	67,294

	—	49,460	2,445,674	5,507	(49,202)	2,451,439

Selling, general and administrative	1	525	333,908	21,922	(23,229)	333,127

Loss from operations	(1)	(49,985)	(324,637)	(23,062)	72,431	(325,254)
Other:
Loss from unconsolidated entities			(50,762)	(84,994)		(135,756)
Interest and other		49,985	13,044	25,602	11,618	100,249
Loss from subsidiaries	(360,760)				360,760	—

Loss before income taxes	(360,761)	—	(362,355)	(82,454)	444,809	(360,761)
Income tax benefit	(141,772)		(167,883)	(33,487)	201,370	(141,772)

Net loss	(218,989)	—	(194,472)	(48,967)	243,439	(218,989)

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the three months ended July 31, 2008 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Completed contract			791,078			791,078
Percentage of completion			4,716	917		5,633
Land sales			959			959

	—	—	796,753	917	—	797,670

Costs of revenues:
Completed contract			709,716	826	621	711,163
Percentage of completion			4,005	676		4,681
Land sales			816			816
Interest		16,735	23,093	77	(16,735)	23,170

	—	16,735	737,630	1,579	(16,114)	739,830

Selling, general and administrative		176	103,637	7,407	(8,116)	103,104

Loss from operations	—	(16,911)	(44,514)	(8,069)	24,230	(45,264)
Other:
Loss from unconsolidated entities			(30,113)			(30,113)
Interest and other		16,911	18,237	8,237	(22,803)	20,582
Loss from subsidiaries	(54,795)				54,795	—

(Loss) income before income taxes	(54,795)	—	(56,390)	168	56,222	(54,795)
Income tax benefit	(25,500)		(43,341)	(1,183)	44,524	(25,500)

Net (loss) income	(29,295)	—	(13,049)	1,351	11,698	(29,295)

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the nine months ended July 31, 2007 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Completed contract			3,356,895			3,356,895
Percentage of completion			61,473	49,417		110,890
Land sales			9,854			9,854

	—	—	3,428,222	49,417	—	3,477,639

Costs of revenues:
Completed contract			2,767,236	44,770	(607)	2,811,399
Percentage of completion			49,529	38,011		87,540
Land sales			6,441			6,441
Interest		50,204	65,687	10,571	(50,204)	76,258

	—	50,204	2,888,893	93,352	(50,811)	2,981,638

Selling, general and administrative	30	533	396,606	26,270	(27,176)	396,263
Goodwill impairment			8,973			8,973

Income from operations	(30)	(50,737)	133,750	(70,205)	77,987	90,765
Other:
Earnings from unconsolidated entities			15,388	(13)		15,375
Interest and other		50,737	42,631	60,169	(67,938)	85,599
Earnings from subsidiaries	191,769				(191,769)	—

Income before income taxes	191,739	—	191,769	(10,049)	(181,720)	191,739
Income taxes	74,247		66,606	(3,929)	(62,677)	74,247

Net income	117,492	—	125,163	(6,120)	(119,043)	117,492

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the three months ended July 31, 2007 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Completed contract			1,178,500			1,178,500
Percentage of completion			17,523	11,845		29,368
Land sales			4,483			4,483

	—	—	1,200,506	11,845	—	1,212,351

Costs of revenues:
Completed contract			981,546	40,308	1,376	1,023,230
Percentage of completion			14,007	10,273		24,280
Land sales			3,677			3,677
Interest		16,734	24,075	3,046	(16,734)	27,121

	—	16,734	1,023,305	53,627	(15,358)	1,078,308

Selling, general and administrative	22	180	131,755	9,318	(9,589)	131,686

Income from operations	(22)	(16,914)	45,446	(51,100)	24,947	2,357
Other:
Earnings from unconsolidated entities			3,868	(20)		3,848
Interest and other		16,914	(4,246)	27,619	(1,446)	38,841
Earnings from subsidiaries	45,068				(45,068)	—

Income before income taxes	45,046	—	45,068	(23,501)	(21,567)	45,046
Income taxes	18,560		12,520	(9,188)	(3,332)	18,560

Net income	26,486	—	32,548	(14,313)	(18,235)	26,486

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows for the nine months ended July 31, 2008 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities:
Net loss	(218,989)		(194,472)	(48,967)	243,439	(218,989)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization		854	19,628	580		21,062
Stock-based compensation	19,884					19,884
Excess tax benefit from stock-based compensation	(8,543)					(8,543)
Loss from unconsolidated entities			49,643	86,113		135,756
Distributions of earnings from unconsolidated entities			41,669			41,669
Deferred tax benefit	(193,253)					(193,253)
Inventory write-offs			526,729			526,729
Changes in operating assets and liabilities Decrease (increase) in inventory			556,710	(57,195)		499,515
Origination of mortgage loans				(720,917)		(720,917)
Sale of mortgage loans				764,389		764,389
Decrease (increase) in contracts receivable			42,793	(940)		41,853
Decrease (increase) in receivables, prepaid expenses and other assets	420,260	1,478	(171,962)	21,825	(248,561)	23,040
(Decrease) increase in customer deposits			(78,975)	2,945		(76,030)
Decrease in accounts payable and accrued expenses	(2,832)	(2,332)	(116,345)	(42,278)	5,122	(158,665)
Decrease in current income taxes payable	(36,638)					(36,638)

Net cash provided by (used in) operating activities	(20,111)	—	675,418	5,555	—	660,862

Cash flow from investing activities:
Purchase of property and equipment			(3,122)	(432)		(3,554)
Purchase of marketable securities			(1,239,715)	(228,725)		(1,468,440)
Sale of marketable securities			1,230,162	228,725		1,458,887
Investments in and advances to unconsolidated entities			(42,964)	(3,936)		(46,900)
Distributions of investments in unconsolidated entities			2,623			2,623

Net cash used in investing activities	—	—	(53,016)	(4,368)	—	(57,384)

Cash flow from financing activities:
Proceeds from loans payable			435	801,123		801,558
Principal payments of loans payable			(39,509)	(783,618)		(823,127)
Proceeds from stock-based benefit plans	13,044					13,044
Excess tax benefit from stock-based compensation	8,543					8,543
Purchase of treasury stock	(1,476)					(1,476)
Change in minority interest				3		3

Net cash (used in) provided by financing activities	20,111	—	(39,074)	17,508	—	(1,455)

Net increase in cash and cash equivalents	—	—	583,328	18,695	—	602,023
Cash and cash equivalents, beginning of period			783,891	116,446		900,337

Cash and cash equivalents, end of period	—	—	1,367,219	135,141	—	1,502,360

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows for the nine months ended July 31, 2007 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities:
Net income (loss)	117,492		125,163	(6,120)	(119,043)	117,492
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization		854	21,644	335		22,833
Amortization of initial benefit obligation			1,088			1,088
Stock-based compensation	22,956					22,956
Excess tax benefit from stock-based compensation	(14,736)					(14,736)
(Earnings) loss from unconsolidated entities			(15,388)	13		(15,375)
Distributions of earnings from unconsolidated entities			16,501			16,501
Deferred tax provision	(137,350)					(137,350)
Inventory write-offs			324,204	39,700		363,904
Goodwill impairment charge			8,973			8,973
Gain on sales of ancillary businesses				(24,643)		(24,643)
Changes in operating assets and liabilities
Decrease in inventory			(143,472)	(40,238)		(183,710)
Origination of mortgage loans				(1,064,537)		(1,064,537)
Sale of mortgage loans				1,054,717		1,054,717
Decrease in contracts receivable			43,888	78,150		122,038
Decrease (increase) in receivables, prepaid expenses and other assets	48,224	733	(138,900)	(2,815)	119,043	26,285
Decrease in customer deposits			(47,763)	(5,474)		(53,237)
(Decrease) increase in accounts payable and accrued expenses	9,774	(1,587)	(116,461)	26,123		(82,151)
Decrease in current income taxes payable	(79,495)			(53)		(79,548)

Net cash provided by (used in) operating activities	(33,135)	—	79,477	55,158	—	101,500

Cash flow from investing activities:
Purchase of property and equipment			(12,925)	(792)		(13,717)
Proceeds from sale of ancillary business				32,299		32,299
Purchase of marketable securities			(3,505,995)	(334,625)		(3,840,620)
Sale of marketable securities			3,505,995	334,625		3,840,620
Investments in and advances to unconsolidated entities			(21,194)			(21,194)
Distributions of investments in unconsolidated entities			35,953			35,953

Net cash provided by in investing activities	—	—	1,834	31,507	—	33,341

Cash flow from financing activities:
Proceeds from loans payable			32,986	1,100,906		1,133,892
Principal payments of loans payable			(37,099)	(1,125,874)		(1,162,973)
Proceeds from stock-based benefit plans	17,994					17,994
Proceeds from restricted stock award	1,800					1,800
Excess tax benefit from stock-based compensation	14,736					14,736
Purchase of treasury stock	(1,395)					(1,395)
Change in minority interest				302		302

Net cash provided by (used in) financing activities	33,135	—	(4,113)	(24,666)	—	4,356

Net increase in cash and cash equivalents	—	—	77,198	61,999	—	139,197
Cash and cash equivalents, beginning of period			582,465	50,059		632,524

Cash and cash equivalents, end of period	—	—	659,663	112,058	—	771,721

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In the nine-month and three-month periods ended July 31, 2008, we recognized $2.46 billion and $797.7 million of revenues, respectively, and recorded net losses of $219.0 million and $29.3 million, respectively. In the nine-month and three-month periods ended July 31, 2007, we recognized $3.48 billion and $1.21 billion of revenues, respectively, and recorded net income of $117.5 million and $26.5 million, respectively. The losses recognized in the fiscal 2008 periods, as compared to the income recognized in the comparable periods of fiscal 2007, were due primarily to the higher inventory impairment charges and write-offs and joint venture impairment charges recognized and the higher sales incentives given on the homes delivered in the fiscal 2008 periods, as compared to the fiscal 2007 periods. In the nine-month period ended July 31, 2008, we recognized inventory impairment charges and write-offs and joint venture impairment charges of $673.0 million, as compared to $372.9 million of inventory charges and write-offs and goodwill impairment charges in the comparable period of fiscal 2007. In the three-month period ended July 31, 2008, we recognized inventory charges and write-offs and joint venture impairment charges of $139.4 million, as compared to $147.3 million of inventory impairment charges and write-offs in the comparable period of fiscal 2007.

The value of net new contracts signed declined by 49% and 35% in the nine-month and three-month periods ended July 31, 2008, respectively, as compared to the comparable periods of fiscal 2007. These decreases were the result of a decrease in the number of net new contracts signed and a decline in the average value of the contracts signed. When we report the number and value of net new contracts signed, we report such totals net of any cancellations occurring during the reporting period, whether signed in that reporting period or in a prior period.

The decline in the value of net new contracts signed in the nine-month period ended July 31, 2008, as compared to the comparable period of fiscal 2007, is the result of a 37% decrease in the number of net new contracts signed and a 20% decline in the average value of each contract signed. The decrease in the number of net new contracts signed was due to the slowdown in our business discussed below. The decrease in the average value of contracts signed in the nine-month period of fiscal 2008, as compared to the comparable fiscal 2007 period, was due primarily to the higher average value of the contracts cancelled during the fiscal 2008 period, as compared to the fiscal 2007 period, higher sales incentives given to homebuyers in the fiscal 2008 period, as compared to the fiscal 2007 period and a shift in the number of contracts signed to less expensive areas and/or products in the fiscal 2008 period, as compared to the fiscal 2007 period. During the nine-month period ended July 31, 2008, our customers cancelled 760 contracts with an aggregate sales value of $550.3 million, as compared to 1,167 cancelled contracts with an aggregate sales value of $838.8 million in the comparable period of fiscal 2007. These cancellations represented 24.1% and 23.6%, respectively, of the gross number of contracts signed, and 29.1% and 24.1%, respectively, of the gross value of contracts signed, in the nine-month periods of fiscal 2008 and 2007.

The decline in the value of net new contracts signed in the three-month period ended July 31, 2008, as compared to the comparable period of fiscal 2007, is the result of a 27% decrease in the number of net new contracts signed and a 12% decline in the average value of contracts signed. The decrease in the number of net new contracts signed in the period is due to the slowdown in our business, discussed below. The decrease in the average value of contracts signed in the period was due primarily to higher sales incentives given to homebuyers in the fiscal 2008 period, as compared to the comparable period of fiscal 2007, and a shift in the number of contracts signed to less expensive areas and/or products in the fiscal 2008 period, as compared to the fiscal 2007 period. During the three-month period ended July 31, 2008, our customers cancelled 195 contracts with an aggregate sales value of $118.2 million, as compared to 347 contracts with an aggregate sales value of $245.1 million in the comparable period of fiscal 2007. These cancellations represented 19.4% and 23.8%, respectively, of the gross number of contracts signed, and 20.1% and 25.2%, respectively, of the gross value of contracts signed, in the three-month periods of fiscal 2008 and 2007.

Our backlog at July 31, 2008 of $1.75 billion decreased 52%, as compared to our backlog at July 31, 2007 of $3.67 billion. Backlog consists of homes under contract but not yet delivered to our home buyers for our communities accounted for using the completed contract method of accounting. Backlog for communities for which we use the percentage of completion accounting method consists of units under contract but not yet delivered to our home buyers, less the amount of revenues we have recognized related to those units. Only outstanding agreements of sale that have been signed by both the home buyer and us as of the end of the period for which we are reporting are included in backlog.

The slowdown that we have experienced since the fourth quarter of fiscal 2005 has continued into the fourth quarter of fiscal 2008. The value of net new contracts signed declined by 76% in each of the nine-month and three-month periods ended July 31, 2008, as compared to the respective periods of fiscal 2005.

We attribute the slowdown in our business to an overall softening of demand for new homes, due, in part, to a decline in consumer confidence, the inability of some of our home buyers to sell their current homes and the direct and indirect impact of the turmoil in the mortgage loan and credit markets. In addition, we believe the softening of demand is the result of concerns on the part of potential home buyers about the overall direction of home prices, which we believe are due, in part, to the constant media attention regarding the potential for mortgage foreclosures and recession, continued advertising by many other builders of price reductions and increased sales incentives and the oversupply of homes currently available for sale. With the passage of the Housing and Economic Recovery Act of 2008 (“HERA 2008”), Congress and the White House have offered a lifeline to many homeowners facing foreclosure, which should help keep many distressed properties from coming on the market. In addition, HERA 2008 has provided an incentive for people to become first-time home buyers in a market that we believe offers prices that are in their favor. This may help to restore confidence in the market and help address the issue of oversupply. While we try to avoid selling homes to speculators and generally do not build detached homes without first having a signed agreement of sale, we have been impacted by an overall increase in the supply of homes available for sale in many markets as speculators attempt to sell the homes they purchased or cancel contracts for homes under construction, and as other builders, who, as part of their business strategy, were building homes in anticipation of capturing additional sales in a demand-driven market, attempt to reduce their inventories by lowering prices and adding incentives. In addition, based on the high cancellation rates reported by us and by other builders, cancellations by non-speculative buyers are also adding to the oversupply of homes in the marketplace. At July 31, 2008, we had 1,330 unsold units under construction (excluding condominium conversion units), including 772 units in high density product that generally have a longer construction time than our traditional product. At October 31, 2007, we had 1,613 unsold units (excluding condominium conversion units) including 672 units in high density product that generally have a longer construction time than our traditional product.

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

We are concerned about the dislocation in the secondary mortgage market. We maintain relationships with a widely diversified group of mortgage providers, most of which are among the largest and, we believe, most reliable in the industry. With few exceptions, the mortgage providers that furnish our customers with mortgages continue to issue new commitments. Our buyers generally have been able to obtain adequate financing. Nevertheless, tightening credit standards have shrunk the pool of potential home buyers. Mortgage market liquidity issues and higher borrowing rates may impede some of our home buyers from closing, while others may find it more difficult to sell their existing homes as their buyers face the problem of obtaining a mortgage. We believe that our home buyers generally should be able to continue to secure mortgages, due to their typically lower loan-to-value ratios and attractive credit profiles, as compared to the average home buyer. Because we cannot predict the short-and long-term liquidity of the credit markets, we continue to caution that, with the uncertainties in these markets, the pace of home sales could slow further until these markets settle down.

Based on our experience during prior downturns in the housing market, we have learned that unexpected opportunities may arise in difficult times for those builders that are well-prepared. In the current challenging environment, we believe our access to reliable capital, our strong balance sheet, our broad geographic presence, our diversified product lines, our experienced personnel and our national brand name all position us well for such opportunities now and in the future. At July 31, 2008, we had $1.50 billion of cash and cash equivalents on hand and approximately $1.30 billion available under our revolving credit facility which extends to 2011. We believe we have the resources available to fund attractive opportunities, should they arise.

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

Because of the length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and deliver a home after a home buyer signs an agreement of sale, we are subject to many risks. We attempt to reduce certain risks by: controlling land for future development through options (also referred to herein as “land purchase contracts”, “contracts”, “purchase agreements” or “option agreements”) whenever we can, thus allowing us to obtain the necessary governmental approvals before acquiring title to the land; generally commencing construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from the buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis. In response to current market conditions, we have been reevaluating and renegotiating or canceling many of our land purchase contracts. As a result, we have reduced our land position from a high of approximately 91,200 home sites at April 30, 2006, to approximately 48,500 home sites at July 31, 2008. Of the 48,500 home sites that we controlled at July 31, 2008, we owned approximately 32,900 of them. Of the 32,900 home sites owned at July 31, 2008, significant improvements have been completed on approximately 14,600 of them.

In the ordinary course of doing business, we must make estimates and judgments that affect decisions on how we operate and on the reported amounts of assets, liabilities, revenues and expenses. These estimates include, but are not limited to, those related to the recognition of income and expenses; impairment of assets; estimates of future improvement and amenity costs; capitalization of costs to inventory; provisions for litigation, insurance and warranty costs; and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate and adjust our estimates based on the information then currently available. Actual results may differ from these estimates, assumptions and conditions.

At July 31, 2008, we were selling from 290 communities, compared to 315 communities at October 31, 2007 and 315 communities at July 31, 2007. We expect to be selling from approximately 275 communities at October 31, 2008.

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventory

Inventory is stated at the lower of cost or fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). In addition to direct land acquisition, land development and home construction costs, costs also include interest, real estate taxes and direct overhead related to development and construction, which are capitalized to inventory during the period beginning with the commencement of development and ending with the completion of construction. Once a parcel of land has been approved for development, it may take four to five years to fully develop, sell and deliver all the homes in one of our typical communities. Longer or shorter time periods are possible depending on the number of home sites in a community and the sales and delivery pace of the homes in a community. Our master planned communities, consisting of several smaller communities, may take up to ten years or more to complete. Because of the downturn in our business, the aforementioned estimated community lives will likely be significantly longer. Because our inventory is considered a long-lived asset under U.S. generally accepted accounting principles, we are required, under SFAS 144, to regularly review the carrying value of each of our communities and write down the value of those communities for which we believe the values are not recoverable.

Current Communities:  When the profitability of a current community deteriorates, the sales pace declines significantly or some other factor indicates a possible impairment in the recoverability of the asset, the asset is reviewed for impairment by comparing the estimated future undiscounted cash flow for the community to its carrying value. If the estimated future undiscounted cash flow is less than the community’s carrying value, the carrying value is written down to its estimated fair value. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. The impairment is charged to cost of revenues in the period in which the impairment is determined. In estimating the future undiscounted cash flow of a community, we use various estimates such as: (a) the expected sales pace in a community, based upon general economic conditions that will have a short-term or long-term impact on the market in which the community is located and on competition within the market, including the number of home sites available and pricing and incentives being offered in other communities owned by us or by other builders; (b) the expected sales prices and sales incentives to be offered in a community; (c) costs expended to date and expected to be incurred in the future, including, but not limited to, land and land development costs, home construction costs, interest costs and overhead costs; (d) alternative product offerings that may be offered in a community that will have an impact on sales pace, sales price, building cost or the number of homes that can be built on a particular site; and (e) alternative uses for the property such as the possibility of a sale of the entire community to another builder or the sale of individual home sites.

Future Communities:  We evaluate all land held for future communities or future sections of current communities, whether owned or under contract, to determine whether or not we expect to proceed with the development of the land as originally contemplated. This evaluation encompasses the same types of estimates used for current communities described above, as well as an evaluation of the regulatory environment in which the land is located and the estimated probability of obtaining the necessary approvals, the estimated time and cost it will take to obtain the approvals and the possible concessions that will be required to be given in order to obtain the approvals. Concessions may include cash payments to fund improvements to public places such as parks and streets, dedication of a portion of the property for use by the public or as open space or a reduction in the density or size of the homes to be built. Based upon this review, we decide (a) as to land under contract to be purchased, whether the contract will likely be terminated or renegotiated, and (b) as to land we own, whether the land will likely be developed as contemplated or in an alternative manner, or should be sold. We then further determine whether costs that have been capitalized to the community are recoverable or should be written off. The write-off is charged to cost of revenues in the period in which the need for the write-off is determined.

The estimates used in the determination of the estimated cash flows and fair value of both current and future communities are based on factors known to us at the time such estimates are made and our expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated fair value deteriorate in the future, we may be required to recognize additional impairment charges and write-offs related to current and future communities.

Variable Interest Entities:  We have a significant number of land purchase contracts and several investments in unconsolidated entities which we evaluate in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” as amended by FASB Interpretation No. 46R (collectively referred to as “FIN 46”). Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a variable interest entity (“VIE”) is considered to be the primary beneficiary and must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. For land purchase contracts with sellers meeting the definition of a VIE, we perform a review to determine which party is the primary beneficiary of the VIE. This review requires substantial judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the entity’s expected profits and losses and the cash flows associated with changes in the fair value of the land under contract. At July 31, 2008, we determined that we were the primary beneficiary of two VIEs related to land purchase contracts and had recorded $20.9 million of inventory and $17.3 million of accrued expenses.

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

Forfeited customer deposits are recognized in other income in the period in which we determine that the customer will not complete the purchase of the home and when we determine that we have the right to retain the deposit.

Home Sales-Percentage of Completion Method:  We currently have three high-rise projects for which we use the percentage of completion accounting method to recognize revenues and costs. Under the provisions of SFAS 66, revenues and costs are recognized using the percentage of completion method of accounting when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not be converted to rental property, the sales proceeds are collectible and the aggregate sales proceeds and the total cost of the project can be reasonably estimated. Revenues and costs of individual projects are recognized on the individual project’s aggregate value of units for which the home buyers have signed binding agreements of sale, less an allowance for cancellations, and are based on the percentage of total estimated construction costs that have been incurred. Total estimated revenues and costs are reviewed periodically, and any change is applied to current and future periods.

Forfeited customer deposits are recognized as a reduction in the amount of revenues reversed in the period in which we determine that the customer will not complete the purchase of the home and when we determine that we have the right to retain the deposit.

Land Sales:  Land sales revenues and cost of revenues are recorded at the time that title and possession of the property have been transferred to the buyer. We recognize the pro-rata share of land sales revenues and cost of land sales revenues to entities in which we have a 50% or less interest based upon the ownership percentage attributable to the non-Company investors. Any profit not recognized in a transaction reduces our investment in the entity or is recorded as an accrued liability on our consolidated balance sheet.

OFF-BALANCE SHEET ARRANGEMENTS

We have investments in and advances to various joint ventures and to Toll Brothers Realty Trust Group (“Trust”) and Toll Brothers Realty Trust Group II (“Trust II”). At July 31, 2008, we had investments in and advances to these entities of $141.8 million, and were committed to invest or advance additional funds to these entities if needed and had guaranteed to several of these entities’ indebtedness and/or loan commitments. See Note 3 of the “Notes to Condensed Consolidated Financial Statements”-“Investments in and Advances to Unconsolidated Entities” for more information regarding these entities. Our investments in these entities are accounted for using the equity method.

RESULTS OF OPERATIONS

The following table sets forth, for the nine-month and three-month periods ended July 31, 2008 and 2007, a comparison of certain statement of operations items ($ amounts in millions):

	Nine Months Ended July 31,				Three Months Ended July 31,
	2008		2007		2008		2007
	$	%	$	%	$	%	$	%

Completed contract
Revenues	2,417.9		3,356.9		791.1		1,178.5
Costs(1)	2,350.1	97.2	2,811.4	83.7	711.2	89.9	1,023.2	86.8

	67.8		545.5		79.9		155.3

Percentage of completion
Revenues	39.1		110.9		5.6		29.4
Costs	32.2	82.2	87.5	78.9	4.7	83.1	24.3	82.7

	7.0		23.4		1.0		5.1

Land sales
Revenues	2.3		9.9		1.0		4.5
Costs	1.9	84.0	6.4	65.4	0.8	85.1	3.7	82.0

	0.4		3.4		0.2		0.8

Interest expense(2)	67.3	2.7	76.3	2.2	23.2	2.9	27.1	2.2
Total
Revenues	2,459.3		3,477.6		797.7		1,212.4
Costs(1)	2,451.4	99.7	2,981.6	85.7	739.8	92.7	1,078.3	88.9

	7.9		496.0		57.8		134.0

Selling, general and administrative(2)	333.1	13.5	396.3	11.4	103.1	12.9	131.7	10.9
Goodwill impairment	—		9.0

(Loss) income from operations	(325.3)		90.8		(45.3)		2.4
Other
(Loss) earnings from unconsolidated entities(3)	(135.8)		15.4		(30.1)		3.8
Interest and other	100.2		85.6		20.6		38.8

(Loss) income before income taxes	(360.8)		191.7		(54.8)		45.0
Income tax (benefit) provision	(141.8)		74.2		(25.5)		18.6

Net (loss) income	(219.0)		117.5		(29.3)		26.5

Note: Amounts may not add due to rounding.

(1)	Includes inventory impairment charges and write-offs of $526.7 million and $363.9 million in the nine-month periods ended July 31, 2008 and 2007, respectively, and $106.0 million and $147.3 million in the three-month periods ended July 31, 2008 and 2007, respectively.

(2)	Percentages are based on total revenues.

(3)	Includes write-downs of our investments in, and our pro-rata share of impairment charges recognized by, unconsolidated entities in which we have an investment of $146.3 million and $33.4 million in the nine-month and three month periods ended July 31, 2008, respectively.

REVENUES AND COSTS — COMPLETED CONTRACT

Revenues for the nine months ended July 31, 2008 were lower than those for the comparable period of fiscal 2007 by $939.0 million, or 28%. The decrease was primarily attributable to a 27% decrease in the number of homes delivered, which was primarily due to the lower backlog of homes at October 31, 2007 as compared to October 31, 2006. This lower backlog of homes was primarily the result of a 28% decrease in the number of net new contracts signed in fiscal 2007 over fiscal 2006. Although the average price of the homes delivered in the nine-month period of fiscal 2008 was comparable to the average price of the homes delivered in the comparable fiscal 2007 period, average sales incentives increased on homes closed in the nine-month period of fiscal 2008, as compared to the comparable fiscal 2007 period, which was offset by the settlement of units in several of our higher-priced high rise projects (not accounted for under the percentage of completion accounting method) in the fiscal 2008 period that did not have settlements in the comparable fiscal 2007 period, and a shift in product mix during the fiscal 2008 period to higher-priced product. Sales incentives given on homes delivered in the nine-month period of fiscal 2008 averaged $70,500 per home, as compared to $31,300 in the comparable period of fiscal 2007.

Revenues for the three months ended July 31, 2008 were lower than those for the comparable period of fiscal 2007 by approximately $387.4 million, or 33%. The decrease was attributable to a 31% decrease in the number of homes delivered and a 3% decrease in the average price of the homes delivered. The decrease in the number of homes delivered in the three-month period ended July 31, 2008 was primarily due to the lower backlog of homes at October 31, 2007, as compared to October 31, 2006, which was primarily the result of a 28% decrease in the number of net new contracts signed in fiscal 2007 over fiscal 2006. The decrease in the average price of the homes delivered was due to the higher sales incentives given on the homes delivered in the fiscal 2008 period offset, in part, by the settlement of units in several of our higher-priced high rise projects (not accounted for under the percentage of completion accounting method) in the fiscal 2008 period that did not have settlements in the fiscal 2007 periods, and a shift in product mix during the fiscal 2008 period to higher-priced product. Sales incentives given on homes delivered in the three-month period of fiscal 2008 averaged $76,000 per home, as compared to $35,300 in the comparable period of fiscal 2007.

The value of net new sales contracts signed was $1.34 billion (2,379 homes) and $468.3 million (809 homes) in the nine-month and three-month periods of fiscal 2008, respectively, as compared to $2.61 billion (3,743 homes) and $723.1 million (1,107 homes) in the comparable periods of fiscal 2007.

The value of net new contracts signed in the nine-month and three-month periods of fiscal 2008, as compared to the comparable periods of fiscal 2007, decreased 49% and 35%, respectively. The decrease in the nine-month period was the result of a 36% decrease in the number of net new contracts signed and a 20% decrease in the average value of each contract signed. The decrease in the three-month period was the result of a 27% decrease in the number of net new contracts signed and an 11% decrease in the average value of each contract signed.

We believe the decrease in the number of new contracts signed was attributable to the overall softening of demand for new homes. (See “Overview” above for an expanded discussion related to the decrease in the number of signed contracts and the slowdown in our business.)

The decrease in the average value of net new contracts signed in the nine-month and three-month periods of fiscal 2008, as compared to the comparable periods of fiscal 2007, was due primarily to the higher average value of the contracts cancelled during the fiscal 2008 periods, as compared to the fiscal 2007 periods, higher sales incentives given to homebuyers in the fiscal 2008 periods, as compared to the fiscal 2007 periods, and a shift in the number of contracts signed to less expensive areas and/or products in the fiscal 2008 periods, as compared to the fiscal 2007 periods. At July 31, 2008, we were offering sales incentives that averaged approximately 8.5% of the sales price of the home, as compared to an average of approximately 4.8% at July 31, 2007.

At July 31, 2008, our backlog of homes under contract was $1.74 billion (2,582 homes), 51% lower than our $3.59 billion (4,847 homes) backlog at July 31, 2007. The decrease in backlog at July 31, 2008 compared to our backlog at July 31, 2007 was primarily attributable to a lower backlog at October 31, 2007, as compared to the backlog at October 31, 2006, and the decrease in the value and number of net new contracts signed in the nine-month period of fiscal 2008, as compared to the comparable period of fiscal 2007, offset in part by lower deliveries in the fiscal 2008 period, as compared to the fiscal 2007 period.

Home costs, including inventory impairment charges and write-offs but before interest, as a percentage of home sales revenue were 97.2% and 89.9% in the nine-month and three-month periods ended July 31, 2008, respectively, as compared to 83.7% and 86.8% in the comparable periods of fiscal 2007. In the nine-month periods ended July 31, 2008 and 2007, we recognized inventory impairment charges and write-offs of $526.7 million and $363.9 million, respectively. In the three-month periods ended July 31, 2008 and 2007, we recognized inventory impairment charges and write-offs of $106.0 million and $147.3 million, respectively. Excluding inventory impairment charges and write-offs, cost of revenues was 75.4% and 76.5% of revenues in the nine-month and three-month periods of fiscal 2008, respectively, as compared to 72.9% and 74.3% in the comparable periods of fiscal 2007. The increase in the cost of revenues percentage before inventory write-offs and impairment charges was due primarily to higher sales incentives on the homes delivered and higher overhead costs per home due to the decreased construction activity.

As we stated in the guidance we provided on September 4, 2008 (which is not being reconfirmed or updated in this Form 10-Q), we believe home deliveries accounted for under the completed contract method of accounting for the quarter ending October 31, 2008 will be between 850 and 1,050 homes, resulting in deliveries for the full 2008 fiscal year of between 4,500 to 4,700 homes. We believe that the average delivered price of homes for the three months ended October 31, 2008 will be between $640,000 and $650,000. We believe that, due to higher sales incentives and lower deliveries per community, our costs as a percentage of revenues, before impairment charges and write-offs and interest, will be higher in the quarter ending October 31, 2008 as compared to the quarter ended July 31, 2008.

REVENUES AND COSTS — PERCENTAGE OF COMPLETION

In the nine-month periods ended July 31, 2008 and 2007, we recognized $39.1 million and $110.9 million of revenues, respectively, and $32.2 million and $87.5 million of costs (excluding interest), respectively, on projects accounted for using the percentage of completion method. In the three-month periods ended July 31, 2008 and 2007, we recognized $5.6 million and $29.4 million of revenues, respectively, and $4.7 million and $24.3 million of costs, respectively, on projects accounted for using the percentage of completion method. At July 31, 2008, our backlog of homes in communities that we account for using the percentage of completion method of accounting was $7.4 million (net of $4.3 million of revenue recognized), as compared to $75.9 million at July 31, 2007 (net of $48.1 million of revenue recognized). This decline in backlog at July 31, 2008 was primarily the result of the delivery of units, the continued recognition of revenue and a high number of contract cancellations, offset, in part, by new contracts signed. We expect that this decline will continue as we recognize revenues, and sell out of existing projects without replacing them with new projects that qualify under the accounting rules for the application of the percentage of completion accounting method.

REVENUES AND COSTS — LAND SALES

We are developing several communities in which we expect to sell a portion of the land to other builders or unrelated entities. The amount and profitability of land sales will vary from year to year depending upon the sale and delivery of the specific land parcels. In the nine-month periods ended July 31, 2008 and 2007, we recognized $2.3 million and $9.9 million of land sales revenues, respectively, and $1.9 million and $6.4 million of costs, respectively. In the three-month periods ended July 31, 2008 and 2007, we recognized $1.0 million and $4.5 million of land sales revenues, respectively, and $0.8 million and $3.7 million of costs (excluding interest), respectively.

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

Interest expense as a percentage of revenues was 2.7% of total revenues in the nine-month period ended July 31, 2008, as compared to 2.2% in the comparable period of fiscal 2007. Interest expense as a percentage of revenues was 2.9% of total revenues in the three-month period ended July 31, 2008, as compared to 2.2% in the comparable period of fiscal 2007. The increase in interest expense as a percentage of revenues for both periods is due to the added length of time that the homes delivered in fiscal 2008 remained in inventory and accumulated additional capitalized interest. In addition, as our inventory has been reduced, there is less available inventory to which we allocate the interest incurred.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

As a percentage of revenues, SG&A was 13.5% in the nine-month period ended July 31, 2008, as compared to 11.4% in the comparable period of fiscal 2007. SG&A spending decreased by $63.1 million, or 16.0%, in the nine-month period ended July 31, 2008, as compared to the comparable period of fiscal 2007. The reduction in spending was due to reduced compensation costs and reduced costs for advertising, promotions and marketing.

As a percentage of revenues, SG&A was 12.9% in the three-month period ended July 31, 2008, as compared to 10.9% in the comparable period of fiscal 2007. SG&A spending decreased by $28.6 million, or 21.7%, in the three-month period ended July 31, 2008, as compared to the comparable period of fiscal 2007. The reduction in spending was due to reduced compensation costs and reduced costs for advertising, promotions and marketing.

The guidance we provided on September 4, 2008 stated that, based on the lower projected revenues for the three months ending October 31, 2008, as compared to the three months ended July 31, 2008, we believe SG&A will be higher as a percentage of revenues in the three-month period ending October 31, 2008, as compared to the three months ended July 31, 2008.

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

In the nine months ended July 31, 2008, we recognized $135.8 million of losses from unconsolidated entities as compared to $15.4 million of income in the comparable period of fiscal 2007. The loss in the nine-month period ended July 31, 2008 was attributable to $146.3 million of impairment charges related to five of our investments in unconsolidated entities.

In the three months ended July 31, 2008, we recognized $30.1 million of losses from unconsolidated entities as compared to $3.8 million of income in the comparable period of fiscal 2007. The loss in the three-month period ended July 31, 2008 was attributable to $33.4 million of impairment charges related to two of our investments in unconsolidated entities.

INTEREST AND OTHER INCOME

For the nine months ended July 31, 2008 and 2007, interest and other income was $100.2 million and $85.6 million, respectively. The increase in other income in the fiscal 2008 period, as compared to the fiscal 2007 period, was primarily due to the recognition of a gain of $40.2 million related to the receipt of proceeds from a condemnation judgment in the Company’s favor, and higher interest income, offset, in part, by $24.7 million of gains from the sales of our cable TV and broadband internet business and our security monitoring business, and higher income from ancillary businesses and management fees in the fiscal 2007 period.

For the three months ended July 31, 2008 and 2007, interest and other income was $20.6 million and $38.8 million, respectively. The decrease in other income in the fiscal 2008 period, as compared to the fiscal 2007 period, was primarily due to a $14.8 million gain from the sale our security monitoring business that was recognized in the fiscal 2007 period, and lower income from ancillary businesses, lower retained customer deposits and lower management fees in the fiscal 2008 period, as compared to the fiscal 2007 period, offset, in part, by higher interest income in the fiscal 2008 period.

The guidance we provided on September 4, 2008 stated that, due to the low current investment rates, the lower contract cancellations in the quarter ended July 31, 2008 and the lower income from ancillary businesses expected in the quarter ending October 31, 2008, as compared to the quarter ended July 31, 2008, we believe that interest and other income may be lower in the quarter ending October 31, 2008, as compared to the quarter ended July 31, 2008.

(LOSS) INCOME BEFORE INCOME TAXES

For the nine-month period ended July 31, 2008, we reported a loss before income tax benefits of $360.8 million, as compared to $191.7 million of income before taxes for the nine-month period ended July 31, 2007. For the three-month period ended July 31, 2008, we reported a loss before income tax benefits of $54.8 million, as compared to $45.0 million of income before taxes for the three-month period ended July 31, 2007.

INCOME TAXES

An income tax benefit was provided in the nine-month and three-month periods ended July 31, 2008 at an effective rate of 39.3% and 46.5%, respectively. For the nine-month and three-month periods ended July 31, 2007, an income tax provision was provided at an effective rate of 38.7% and 41.2%, respectively.

CAPITAL RESOURCES AND LIQUIDITY

Funding for our business has been provided principally by cash flow from operating activities, unsecured bank borrowings and the public debt and equity markets. We have used our cash flow from operating activities, bank borrowings and the proceeds of public debt and equity offerings to acquire additional land for new communities, fund additional expenditures for land development, fund construction costs needed to meet the requirements of our backlog and the increasing number of communities in which we were offering homes for sale, invest in unconsolidated entities, purchase our stock, and repay debt.

In the nine-month period ended July 31, 2008, we generated $602.0 million of cash. In the fiscal 2008 period, we generated $660.9 million of cash flow from operating activities, primarily from net income before inventory and investment impairment losses, reductions in inventory, and a decrease in contracts receivable related to percentage of completion accounting, offset, in part, by a decrease in accounts payable and accrued expenses (excluding accruals of estimated liabilities to various joint ventures), a decrease in customer deposits and an increase in deferred tax assets. The decreased inventory, contracts receivable, accounts payable and customer deposits were due primarily to the decline in our business as previously discussed. We used $57.4 million in investing activities, primarily for additional investments in unconsolidated entities.

In the nine-month period ended July 31, 2007, we generated $139.2 million of cash, including $101.5 million from operating activities, $33.3 million from investing activities and $4.4 million from financing activities. In the fiscal 2007 period, net cash generated from operating activities was primarily attributable to net income before write-offs, offset, in part, by inventory additions, a reduction in accounts payable, accrued expenses and current income taxes payable, a reduction in customer deposits and an increase in deferred tax assets. The increase in inventory in the fiscal 2007 period was the result of our continued spending on land improvements and construction in progress, and the decrease in accounts payable, accrued expenses and customer deposits was due primarily to the decline in our business as previously discussed. For the full 2007 fiscal year, cash flow from operations was $330.5 million and our net increase in cash was $267.8 million.

At July 31, 2008, the aggregate purchase price of land parcels under option and purchase agreements was approximately $1.62 billion (including $1.04 billion of land to be acquired from joint ventures in which we have invested). Of the $1.62 billion of land purchase commitments, we had paid or deposited $77.5 million. Of the $1.04 billion of land to be acquired from joint ventures, $139.4 million of our investments in the joint ventures will be credited against the purchase price of the land. The purchases of these land parcels are scheduled over the next several years.

In general, cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own several years’ supply of home sites, we do not need to buy home sites immediately to replace those which we deliver. In addition, we generally do not begin construction of our single-family detached homes until we have a signed contract with the home buyer, although in fiscal 2006 and 2007, due to the high cancellation rate of customer contracts and the increase in the number of attached-home communities from which we were operating (all of the units of which are generally not sold prior to the commencement of construction), the number of speculative homes in our inventory increased significantly. The value of net new contracts signed declined by 76% in the nine-month period ended July 31, 2008, as compared to the comparable period of fiscal 2005. Should our business remain at its current level or decline significantly from present levels, we believe that our inventory levels would continue to decrease, as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own and as we sell and deliver the speculative homes that are currently in inventory, resulting in additional cash flow from operations. In addition, we might continue to delay or curtail our acquisition of additional land, as we have since the second half of fiscal 2006, which would further reduce our inventory levels and cash needs. At July 31, 2008, we owned or controlled through options approximately 48,500 home sites, as compared to approximately 59,300 at October 31, 2007, and approximately 91,200 at April 30, 2006, the high point of our home sites owned and controlled.

During the past several years, we have had a significant amount of cash invested in either short-term cash equivalents or short-term interest-bearing marketable securities. In addition, we have made a number of investments in unconsolidated entities related to the acquisition and development of land for future home sites or in entities that are constructing or converting apartment buildings into luxury condominiums. Our investment activities related to marketable securities and to investments in and distributions of investments from unconsolidated entities are contained in the “Condensed Consolidated Statements of Cash Flows” under “Cash flow from investing activities.”

We have a $1.89 billion credit facility consisting of a $1.56 billion unsecured revolving credit facility and a $331.7 million term loan facility (collectively, the “Credit Facility”) with 33 banks, which extends to March 2011. At July 31, 2008, interest was payable on borrowings under the revolving credit facility at 0.475% (subject to adjustment based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At July 31, 2008, we had no outstanding borrowings against the revolving credit facility but had letters of credit of approximately $273.7 million outstanding under it. Under the term loan facility, interest is payable at 0.50% (subject to adjustment based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At July 31, 2008, interest was payable on the term loan at 2.97%. Under the terms of the Credit Facility, our maximum leverage ratio (as defined in the agreement) may not exceed 2.00 to 1.00 and at July 31, 2008, we were required to maintain a minimum tangible net worth (as defined in the agreement) of approximately $2.29 billion. At July 31, 2008, our leverage ratio was approximately 0.19 to 1.00, and our tangible net worth was approximately $3.28 billion.

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

The following table summarizes by geographic segment total revenues and (loss) income before income taxes for each of the nine-month and three-month periods ended July 31, 2008 and 2007 (amounts in millions):

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2008	2007	2008	2007

Revenues:
North	$693.8	$755.3	$227.4	$296.8
Mid-Atlantic	668.2	1,015.1	214.4	350.6
South	439.9	778.0	145.0	243.3
West	657.4	929.2	210.9	321.7

Total	$2,459.3	$3,477.6	$797.7	$1,212.4

(Loss) income before income taxes:
North	$54.3	$19.0	$24.0	$26.8
Mid-Atlantic	(28.3)	182.4	(16.0)	61.6
South	(161.8)	(4.4)	5.1	(30.3)
West	(149.6)	60.5	(48.0)	(1.9)
Other	(75.4)	(65.8)	(19.9)	(11.2)

Total	$(360.8)	$191.7	$(54.8)	$45.0

North

Revenues in the nine months ended July 31, 2008 were lower than those for the nine months ended July 31, 2007 by $61.5 million, or 8%. The decrease in revenues was attributable to a decrease of $37.5 million in percentage of completion revenues and a 9% decrease in the number of homes delivered, partially offset by a 7% increase in the average price of homes delivered. The increase in the average price of homes delivered in the nine months ended July 31, 2008, as compared to the comparable period of the prior year, was primarily due to closings during the first nine months of fiscal 2008 in several high-rise completed contract communities in the New York and New Jersey urban markets, which had higher average prices than our typical product; we did not have any closings of this type of product in the fiscal 2007 period. Excluding these deliveries, the average price of homes delivered in the first nine months of fiscal 2008 decreased 5%, as compared to the comparable period of fiscal 2007, primarily due to higher sales incentives and a shift in the number of settlements to less expensive products and/or locations in the fiscal 2008 period. The decrease in the number of homes delivered in the nine-month period ended July 31, 2008, as compared to the comparable period of fiscal 2007, was primarily due to lower backlog at October 31, 2007, as compared to October 31, 2006. The decline in backlog at October 31, 2007, as compared to October 31, 2006, was due primarily to an 11% decrease in the number of new contracts signed in fiscal 2007 over fiscal 2006.

For the three months ended July 31, 2008, revenues were lower than those of the comparable period of fiscal 2007 by $69.4 million, or 23%. The decrease in revenues was the result of a decrease in percentage of completion revenues of $15.0 million and a 20% decrease in the number of homes delivered, offset, in part, by a 1% increase in the average price of homes delivered. The increase in the average price of homes delivered in the quarter ended July 31, 2008, as compared to the quarter ended July 31, 2007, was primarily due to closings in the fiscal 2008 period in several high-rise completed contract communities in the New York and New Jersey urban markets as discussed above. Excluding these deliveries, the average price of homes delivered in the three months ended July 31, 2008 decreased 6%, as compared to the three months ended July 31, 2007, primarily due to higher sales incentives and a shift in the number of settlements to less expensive products and/or locations in the fiscal 2008 period. The decrease in the number of homes delivered in the three-month period ended July 31, 2008, as compared to the comparable period of fiscal 2007, was primarily due to lower backlog at October 31, 2007 as compared to October 31, 2006.

The value of net new contracts signed in the nine-month and three-month periods ended July 31, 2008 was $348.7 million and $148.1 million, respectively, a 60% and 33% decline, respectively, from the net new contracts signed in the nine-month and three-month periods ended July 31, 2007. The decline in the nine-month period of fiscal 2008, as compared to the comparable period of fiscal 2007, was due to a 53% decrease in the number of net new contracts signed and a 16% decrease in the average value of each contract. The decline in the three-month period of fiscal 2008, as compared to the comparable period of fiscal 2007, was the result of a 32% decrease in the number of net new contracts signed and a 1% decrease in the average value of each contract. The decreases in the net new contracts signed in the fiscal 2008 periods were primarily due to the continued slowdown in the housing market. The decline in the average sales price was primarily the result of: fewer net new contracts signed in the New York and New Jersey urban markets, which had higher average prices than our typical product, as several communities in these areas sold out in fiscal 2007; higher sales incentives given in the nine months and three months ended July 31, 2008, as compared to the same periods in 2007; and a shift in the number of contracts signed to less expensive product in the fiscal 2008 periods, as compared to the fiscal 2007 periods. The number of contract cancellations for the nine months and three months ended July 31, 2008, were 176 and 20, respectively, as compared to 172 and 75 in the nine months and three months ended July 31, 2007, respectively.

We reported $54.3 million of income before income taxes in the nine-month period ended July 31, 2008, as compared to income before income taxes of $19.0 million in the nine-month period ended July 31, 2007. The increase in income was due to the recognition of a $9.0 million charge for goodwill impairment in the first quarter of 2007, lower cost of revenues as a percentage of revenues and lower selling, general and administrative costs in the fiscal 2008 period, as compared to the fiscal 2007 period, offset, in part, by lower revenues in the fiscal 2008 period, as compared to the fiscal 2007 period, and a $10.6 million decrease in income realized from the earnings of unconsolidated entities in the nine months ended July 31, 2008, as compared to the comparable period of fiscal 2007. The decrease in income realized from the earnings from unconsolidated entities includes a $5.0 million charge in the fiscal 2008 period representing our pro-rata share of an impairment charge recognized by one of these unconsolidated entities. The lower cost of revenues as a percentage of revenues, in the nine-month period ended July 31, 2008, as compared to the comparable period of fiscal 2007, was primarily the result of the lower inventory impairment charges recognized. In the nine months ended July 31, 2008, we recorded $73.4 million of inventory impairments, as compared to $93.0 million in the fiscal 2007 period.

We reported $24.0 million and $26.8 million of income before income taxes in the three-month periods ended July 31, 2008 and 2007, respectively. The decrease in income was the result of lower revenues and a $5.0 million impairment charge in the three months ended July 31, 2008 representing our pro-rata share of an impairment charge recognized by one of the unconsolidated entities, partially offset by lower cost of revenues as a percentage of revenues and lower selling, general and administrative costs in the fiscal 2008 period as compared to the fiscal 2007 period. In the three-month periods ended July 31, 2008 and 2007, we recognized inventory impairment charges of $9.7 million and $10.3 million, respectively.

Mid-Atlantic

Revenues for the nine-month and three-month periods ended July 31, 2008 were lower than those for the comparable periods of 2007 by $346.9 million and $136.2 million, or 34% and 39%, respectively. The decrease in revenues for the nine-month period ended July 31, 2008 was attributable to a 33% decrease in the number of homes delivered (primarily in Virginia and Pennsylvania), and a 2% decrease in the average sales price of the homes delivered. The decrease in revenues for the three-month period ended July 31, 2008 was due to a 37% and a 2%

decrease in the number of homes and average price of homes delivered, respectively. The decreases in the number of homes delivered in the fiscal 2008 periods were primarily due to a lower backlog at October 31, 2007, as compared to October 31, 2006. The decrease in the backlog of homes at October 31, 2007 was primarily the result of a 23% decrease in the number of net new contracts signed in fiscal 2007 over fiscal 2006. The decreases in the average price of the homes delivered in the fiscal 2008 periods, as compared to the fiscal 2007 periods, were primarily related to higher sales incentives given in fiscal 2008, as compared to fiscal 2007.

The value of net new contracts signed in the nine months ended July 31, 2008 of $468.5 million decreased 40% from the $776.2 million of net new contracts signed in the comparable period of fiscal 2007. The decline was due to a 30% decrease in the number of contracts signed and a 13% decrease in the average value of each contract. The value of net new contracts signed during the three-month period ended July 31, 2008 was $143.5 million, a decrease of 36% from the $222.9 million of net new contracts signed in the comparable period of fiscal 2007. This decrease was due to a 21% decrease in the number of net new contracts signed and an 18% decrease in the average value of each contract. The declines in the number of net new contracts signed were due primarily to continued weak demand, partially offset by lower cancellations for the nine months ended July 31, 2008, as compared to the comparable fiscal 2007 period. The number of contract cancellations decreased from 196 in the nine-month period ended July 31, 2007, to 150 in the comparable period of fiscal 2008. For the three months ended July 31, 2008 and 2007, the number of contracts canceled was 56 and 49, respectively. The decrease in the average value of each contract was primarily attributable to higher sales incentives in the fiscal 2008 periods, as compared to the fiscal 2007 periods, and a shift in the number of contracts signed to less expensive products in Maryland and Virginia in the fiscal 2008 periods, as compared to the fiscal 2007 periods.

We reported a loss before income taxes for the nine months and three months ended July 31, 2008 of $28.3 million and $16.0 million, respectively, as compared to income before taxes of $182.4 million and $61.6 million, respectively, for the fiscal 2007 periods. These declines were primarily due to a decline in revenues and higher cost of revenues as a percentage of revenues in the fiscal 2008 periods, as compared to the fiscal 2007 periods, offset, in part, by lower selling, general and administrative expenses. For the nine-month and three-month periods ended July 31, 2008, cost of revenues before interest as a percentage of revenues was 94.0% and 97.4%, respectively, as compared to 74.0% and 74.6%, respectively, in the comparable periods of fiscal 2007. The increases in the fiscal 2008 percentages were primarily the result of the higher inventory impairment charges recognized as a percentage of revenues and increased sales incentives given to home buyers on the homes delivered. We recognized inventory impairment charges of $123.2 million and $43.8 million in the nine months and three months ended July 31, 2008, respectively, as compared to $34.8 million and $11.2 million in the comparable periods of fiscal 2007. As a percentage of revenues, higher sales incentives increased cost of revenues approximately 3.7% and 3.6%, respectively, in the nine-month and three-month periods ended July 31, 2008, as compared to the comparable periods of fiscal 2007.

South

Revenues for the nine months ended July 31, 2008 were lower than those for the nine months ended July 31, 2007 by $338.1 million, or 43%. The decrease in revenues was attributable to a 33% decrease in the number of homes delivered, a 13% decrease in the average selling price of the homes delivered, and a reduction in percentage of completion revenues of $34.3 million. Revenues for the three months ended July 31, 2008 were lower than those for the comparable period of fiscal 2007 by approximately $98.3 million, or 40%. The decrease in the revenues was attributable to a 29% decrease in the number of homes delivered, a 13% decrease in the average selling price of homes delivered and a $8.8 million reduction in percentage of completion revenues. The decreases in the number of homes delivered were primarily attributable to our Florida operations, where we had a lower number of homes in backlog at October 31, 2007, as compared to October 31, 2006. The decrease in the backlog of homes at October 31, 2007 for the entire segment was primarily the result of a 36% decrease in the number of net new contracts signed in fiscal 2007 over fiscal 2006. The decreases in the average price of the homes delivered in the fiscal 2008 periods, as compared to the fiscal 2007 periods, were due to higher sales incentives and a shift in the number of settlements to less expensive areas, primarily in Florida.

The value of net new contracts signed in the nine-month and three-month periods ended July 31, 2008 was $275.7 million and $71.3 million, respectively, a 31% and 39% decline, respectively, from the net new contracts signed in the nine-month and three-month periods ended July 31, 2007. The decline in the nine-month period of fiscal 2008, as compared to the comparable period of fiscal 2007, was due to a 24% decrease in the number of net new contracts signed and a 10% decrease in the average value of each contract. The decline in the three-month period of fiscal 2008, as compared to the comparable period of fiscal 2007, was due to a 40% decrease in the number of net new contracts signed, partially offset by a 2% increase in the average value of each contract. The decreases in the number of net new contracts signed were attributable to overall continued weak market conditions in North Carolina, South Carolina and Texas. In Florida, the number of net new contracts signed in the nine months and three months ended July 31, 2008 increased 54% and 75%, respectively, as compared to comparable periods in fiscal 2007. The increases in net new contracts signed in Florida were due primarily to the decrease in the number of cancellations from 272 and 82 in the nine-month and three-month periods ended July 31, 2007, respectively, to 97 and 33 in the comparable periods of fiscal 2008, respectively. The number of cancellations in this geographic segment for the nine months and three months ended July 31, 2007 was 347 and 107, respectively, and 206 and 77 for the nine months and three months ended July 31, 2008, respectively. The decrease in the average value of each contract signed in the nine-month period for this geographic segment was primarily due to lower average sales prices in Florida, which were the result of higher sales incentives and a shift in the number of contracts signed to less expensive areas and products in the fiscal 2008 periods, as compared to the fiscal 2007 periods. In addition, the average value of each contract signed in Florida for the nine months ended July 31, 2008 was negatively impacted by cancellations at high-rise projects in the first quarter of fiscal 2008, which carried a higher average value per cancelled contract. The decreases in Florida’s average value of each contract signed were offset, in part, by an increase in the average value of contracts signed in North Carolina, which was primarily due to a shift in the number of contracts signed to less expensive products in the fiscal 2008 periods, as compared to the fiscal 2007 periods.

We reported a loss before income taxes of $161.8 million in the nine-month period ended July 31, 2008 and income before income taxes of $5.1 million in the three-month period ended July 31, 2008, as compared to losses before income taxes of $4.4 million and $30.3 million, respectively, in the nine-month and three-month periods ended July 31, 2007. The increase in the loss in the nine months ended July 31, 2008 as compared to the comparable period in fiscal 2007 was primarily due to a decline in revenues and higher cost of revenues as a percentage of revenues in the fiscal 2008 period, as compared to the fiscal 2007 period, partially offset by lower selling, general and administrative expenses in the fiscal 2008 period, as compared to the fiscal 2007 period. Cost of revenues before interest as a percentage of revenues was 123.3% in the nine months ended July 31, 2008, as compared to 91.0% in the comparable period of fiscal 2007. The increase in the fiscal 2008 percentage was primarily due to the higher inventory impairment charges recognized as well as increased sales incentives given to home buyers on the homes delivered during the fiscal 2008 period, as compared to the comparable period of fiscal 2007. In the nine months ended July 31, 2008, we recorded $186.5 million of inventory impairments, as compared to $109.8 million in the fiscal 2007 period. As a percentage of revenues, higher sales incentives increased cost of revenues approximately 6.0% and in the nine-month period ended July 31, 2008, as compared to the comparable fiscal 2007 period.

The increase in income before income taxes in the three-month period ended July 31, 2008, as compared to the same period in fiscal 2007, was primarily due to lower costs of revenues as a percentage of revenues in the fiscal 2008 period, as compared to the fiscal 2007 period, and lower selling, general and administrative expenses in the fiscal 2008 period, as compared to the fiscal 2007 period, offset, in part, by lower revenues in the fiscal 2008 period, as compared to the fiscal 2007 period. In the three-month periods ended July 31, 2008 and 2007, we recognized inventory impairment charges of $5.8 million and $63.0 million, respectively. For the three months ended July 31, 2008 and 2007, cost of revenues before interest as a percentage of revenues was 83.8% and 103.6%, respectively.

West

Revenues for the nine-month and three-month periods ended July 31, 2008 were lower than those for the comparable periods of 2007 by $271.8 million and $110.8 million, or 29% and 34%, respectively. The decrease in revenues for the nine-month period of fiscal 2008, as compared to the comparable period of 2007, was attributable to a 31% decrease in the number of homes delivered, partially offset by a 2% increase in the average selling price of homes delivered. The decrease in revenues for the three months ended July 31, 2008 was due to a 34% decrease in the number of homes delivered. The decreases in the number of homes delivered was primarily attributable to the lower number of homes in backlog at October 31, 2007, as compared to October 31, 2006, partially offset by a decrease in the number of contract cancellations in the fiscal 2008 period, as compared to the fiscal 2007 period. The increase in the average price of homes delivered in the nine months ended July 31, 2008, as compared to the comparable period in fiscal 2007, was primarily due to a change in product mix in Arizona to communities with higher average selling prices, offset, in part, by a decrease in the average price of homes delivered in Nevada, due primarily to higher sales incentives.

The value of net new contracts signed in the nine-month period ended July 31, 2008 of $248.5 million decreased 58% from the net new contracts signed of $588.6 million in the nine-month period ended July 31, 2007. The decline was due primarily to a 32% decrease in the number of contracts signed and a 37% decrease in the average value of each contract. The value of net new contracts signed during the three-month period ended July 31, 2008 was $107.0 million, a decrease of 36% from the $168.0 million of net new contracts signed in the comparable period of fiscal 2007. This decrease was due to a 10% decrease in the number of net new contracts signed and a 29% decrease in the average value of each contract. The decrease in the number of net new contracts signed was primarily due to continued depressed market conditions. In the nine months and three months ended July 31, 2008, we had 228 and 42 contract cancellations, respectively, as compared to 452 and 116 in the comparable periods of fiscal 2007, respectively. The decreases in the average value of each contract signed were attributable to the increases in sales incentives given in the fiscal 2008 periods, as compared to the fiscal 2007 periods and, in Arizona, in the 2008 fiscal periods, the higher average value of the contracts cancelled, which resulted in a significantly lower average value of net new contracts signed.

We reported $149.6 million and $48.0 million of losses before income taxes in the nine-month and three-month periods ended July 31, 2008, respectively, as compared to income before income taxes of $60.5 million in the nine-month period ended July 31, 2007 and a loss of $1.9 million in three-month period ended July 31, 2007. These decreases were attributable to lower revenues and higher cost of revenues as a percentage of revenues in the fiscal 2008 periods, as compared to the fiscal 2007 periods, and impairment charges of $141.3 million and $28.4 million in the nine months and three months ended July 31, 2008, respectively, related to unconsolidated entities in which we have investments. For the nine-month and three-month periods ended July 31, 2008, cost of revenues before interest as a percentage of revenues was 96.8% and 98.2%, respectively, as compared to 84.3% and 91.6%, respectively, in the comparable periods of fiscal 2007. The increases in the fiscal 2008 percentages were primarily the result of increased sales incentives given to home buyers on the homes delivered and for the nine-month period, higher inventory impairment charges. As a percentage of revenues, higher sales incentives increased cost of revenues approximately 7.4% and 9.0%, respectively, in the nine months and three months ended July 31, 2008, as compared to the comparable periods of fiscal 2007. We recognized inventory impairment charges of $143.6 million and $46.7 million in the nine months and three months ended July 31, 2008 and 2007, respectively, as compared to $126.3 million and $62.8 million in the comparable periods of fiscal 2007. The region also benefited from the recognition of $40.2 million of income, in the nine-month period of fiscal 2008, related to the receipt of proceeds from a favorable condemnation judgment on property we owned in this geographic segment.

Other

Other loss before income taxes for the nine months ended July 31, 2008 was $75.4 million, an increase of $9.6 million from the $65.8 million loss before income taxes reported for the nine months ended July 31, 2007. This increase was primarily the result of a $24.7 million gain realized from the sale of our cable TV and broadband internet business and security business in fiscal 2007 and lower management fee income in the fiscal 2008 period, as compared to the fiscal 2007 period, partially offset by higher interest income and lower corporate general and administrative expenses in the fiscal 2008 period, as compared to the fiscal 2007 period.

For the three months ended July 31, 2008 and 2007, other loss before income taxes was $19.9 million and $11.2 million, respectively. This increase was primarily due a $14.8 million gain realized from the sales of our security business in fiscal 2007, offset, in part, by lower corporate general and administrative expenses and higher interest income in the three-month period ended July 31, 2008, as compared to the comparable period of fiscal 2007.

HOUSING DATA

Revenues — Three months ended July 31:

	2008	2007	2008	2007
	Units	Units	(In millions)	(In millions)

Completed contract communities(a):
North	339	423	$221.8	$272.8
Mid-Atlantic	360	575	214.4	350.6
South	295	416	144.4	233.4
West	250	378	210.5	321.7

Total	1,244	1,792	791.1	1,178.5

Percentage of completion communities(b):
North			5.6	20.6
South				8.8

Total	—	—	5.6	29.4

Total
North	339	423	227.4	293.4
Mid-Atlantic	360	575	214.4	350.6
South	295	416	144.4	242.2
West	250	378	210.5	321.7

Total consolidated	1,244	1,792	$796.7	$1,207.9

(a)	Includes communities that have extended construction cycles. See tables below entitled “Extended Delivery Communities” for information related to these communities.

(b)	See tables below entitled “Percentage of Completion Deliveries” for information related to deliveries in communities accounted for using the percentage of completion accounting method.

Contracts — Three months ended July 31:

	2008	2007	2008	2007
	Units	Units	(In millions)	(In millions)

Completed contract communities(c):
North	247	366	$146.5	$216.0
Mid-Atlantic	274	349	143.5	222.9
South	132	219	71.3	116.2
West	156	173	107.0	168.0

Total	809	1,107	468.3	723.1

Percentage of completion communities:
North	3	3	1.6	4.0
South				(0.1)

Total	3	3	1.6	3.9

Total
North	250	369	148.1	220.0
Mid-Atlantic	274	349	143.5	222.9
South	132	219	71.3	116.1
West	156	173	107.0	168.0

Total consolidated	812	1,110	$469.9	$727.0

(c)	Includes communities that have extended construction cycles. See tables below entitled “Extended Delivery Communities” for information related to these communities.

Backlog at July 31:

	2008	2007	2008	2007
	Units	Units	(In millions)	(In millions)

Completed contract communities(d):
North	1,066	1,614	$730.0	$1,205.2
Mid-Atlantic	724	1,198	477.0	828.0
South	471	1,021	276.7	560.4
West	321	1,014	259.2	995.7

Total	2,582	4,847	1,742.9	3,589.3

Percentage of completion communities:
North	9	132	8.9	76.4
South	1	18	2.8	47.6
Less revenue recognized on units remaining in backlog			(4.3)	(48.1)

Total	10	150	7.4	75.9

Total
North	1,075	1,746	738.9	1,281.6
Mid-Atlantic	724	1,198	477.0	828.0
South	472	1,039	279.5	608.0
West	321	1,014	259.2	995.7
Less revenue recognized on units remaining in backlog			(4.3)	(48.1)

Total consolidated	2,592	4,997	$1,750.3	$3,665.2

(d)	Includes communities that have extended construction cycles. See tables below entitled “Extended Delivery Communities” for information related to these communities.

Revenues — Nine months ended July 31:

	2008	2007	2008	2007
	Units	Units	(In millions)	(In millions)

Completed contract communities(e):
North	941	1,035	$658.6	$679.7
Mid-Atlantic	1,094	1,621	668.3	1,012.8
South	868	1,286	434.2	735.2
West	761	1,095	656.9	929.2

Total	3,664	5,037	2,418.0	3,356.9

Percentage of completion communities(f):
North			34.8	72.3
South			4.3	38.6

Total	—	—	39.1	110.9

Total
North	941	1,035	693.4	752.0
Mid-Atlantic	1,094	1,621	668.3	1,012.8
South	868	1,286	438.5	773.8
West	761	1,095	656.9	929.2

Total consolidated	3,664	5,037	$2,457.1	$3,467.8

(e)	Includes communities that have extended construction cycles. See tables below entitled “Extended Delivery Communities” for information related to these communities.

(f)	See tables below entitled “Percentage of Completion Deliveries” for information related to deliveries in communities accounted for using the percentage of completion accounting method.

Contracts — Nine months ended July 31:

	2008	2007	2008	2007
	Units	Units	(In millions)	(In millions)

Completed contract communities(g):
North	576	1,209	$337.6	$848.2
Mid-Atlantic	845	1,214	468.5	776.2
South	550	716	281.9	399.1
West	408	604	248.5	588.6

Total	2,379	3,743	1,336.5	2,612.1

Percentage of completion communities:
North	12	40	11.1	29.4
South	(3)	1	(6.2)	3.3

Total	9	41	4.9	32.7

Total
North	588	1,249	348.7	877.6
Mid-Atlantic	845	1,214	468.5	776.2
South	547	717	275.7	402.4
West	408	604	248.5	588.6

Total consolidated	2,388	3,784	$1,341.4	$2,644.8

(g)	Includes communities that have extended construction cycles. See tables below entitled “Extended Delivery Communities” for information related to these communities.

Percentage of Completion Deliveries:

Information pertaining to deliveries of units in communities accounted for using the percentage of completion accounting method for the three-month and nine-month periods ended July 31, 2008 and 2007 is shown below.

Deliveries — Three-months ended July 31:

	2008	2007	2008	2007
	Units	Units	(In millions)	(In millions)

North	11	64	$6.2	$52.2
South		3		3.9

Total	11	67	$6.2	$56.1

Deliveries — Nine-months ended July 31:
North	69	224	$40.9	$163.4
South	13	59	37.8	69.6

Total	82	283	$78.7	$233.0

Extended Delivery Communities:

We currently have several multi-family projects that have construction periods which are in excess of the typical construction periods for our traditional product. Information pertaining to contracts for extended delivery communities for the nine-month and three-month periods ended July 31, 2008 and 2007, revenues for the nine-month and three-month periods ended July 31, 2008 and backlog at July 31, 2008 and 2007 is shown below. We had no revenues from these communities in the nine months ended July 31, 2007.

Contracts — Three months ended July 31:

	2008	2007	2008	2007
	Units	Units	(In millions)	(In millions)

North	37	27	$35.9	$22.5
Mid-Atlantic	(5)	3	(1.9)	1.1
West	(3)	21	(2.3)	12.1

Total	29	51	$31.7	$35.7

Contracts — Nine months ended July 31:

	2008	2007	2008	2007
	Units	Units	(In millions)	(In millions)

North	31	301	$37.9	$299.4
Mid-Atlantic		12	0.5	5.1
West	(35)	23	(20.0)	13.1

Total	(4)	336	$18.4	$317.6

Revenues — Three months ended July 31:

	2008	2007	2008	2007
	Units	Units	(In millions)	(In millions)

North	82		$65.3
Mid-Atlantic	17		8.0
West	11		6.4

Total	110	—	$79.7	—

Revenues — Nine months ended July 31:

	2008	2007	2008	2007
	Units	Units	(In millions)	(In millions)

North	222		$207.9
Mid-Atlantic	54		22.6
West	12		7.0

Total	288	—	$237.5	—

Backlog at July 31:

	2008	2007	2008	2007
	Units	Units	(In millions)	(In millions)

North	342	557	$329.0	$543.4
Mid-Atlantic	18	70	7.9	28.7
West	2	49	3.5	31.3

Total	362	676	$340.4	$603.4

Contract Cancellations:

Information pertaining to cancellations for the three-month and nine-month periods ended July 31, 2008 and 2007 is shown below.

Three months ended July 31:

	Units		$
	2008	2007	2008	2007

North	20	75	$9.2	$50.9
Mid-Atlantic	56	49	35.7	31.6
South	77	107	34.9	56.9
West	42	116	38.4	105.8

Total	195	347	$118.2	$245.2

Nine months ended July 31:

	Units		$
	2008	2007	2008	2007

North	176	172	$125.2	$125.5
Mid-Atlantic	150	196	101.7	125.0
South	206	347	101.9	182.5
West	228	452	221.5	405.8

Total	760	1,167	$550.3	$838.8

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below sets forth, at July 31, 2008, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):

	Fixed-Rate Debt		Variable-Rate Debt(a)(b)
		Weighted Average		Weighted Average
Fiscal Year of Maturity	Amount	Interest Rate	Amount	Interest Rate

2008	$32,079	5.66%	$30,276	9.51%
2009	31,265	7.33%	232,198	3.30%
2010	23,319	6.21%	150	2.40%
2011	271,293	7.90%	331,817	2.97%
2012	150,066	8.25%	150	2.40%
Thereafter	1,155,427	5.72%	12,695	2.40%
Discount	(6,840)

Total	$1,656,609	6.34%	$607,286	3.41%

Fair value at July 31, 2008	$1,511,389		$607,286

(a)	We have a $1.89 billion credit facility consisting of a $1.56 billion unsecured revolving credit facility and a $331.7 million term loan facility (collectively, the “Credit Facility”) with 33 banks, which extends to March 17, 2011. At July 31, 2008, interest was payable on borrowings under the revolving credit facility at 0.475% (subject to adjustment based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At July 31, 2008, we had no outstanding borrowings against the revolving credit facility, but had letters of credit of approximately $273.7 million outstanding under it. Under the term loan facility, interest is payable at 0.50% (subject to adjustment based upon our corporate debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. At July 31, 2008, interest was payable on the $331.7 million term loan at 2.97%.

(b)	At July 31, 2008, our mortgage subsidiary had a $75.0 million line of credit with two banks to fund mortgage originations. The term of the loan commitment is for 364 days subject to semi-annual renewals and bears interest at LIBOR plus 1.25%. At July 31, 2008, the subsidiary had $39.1 million outstanding under the line at an average interest rate of 3.71%. Borrowings under this line are included in the fiscal 2009 maturities.

Based upon the amount of variable-rate debt outstanding at July 31, 2008, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $6.1 million per year.

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

There has not been any change in internal control over financial reporting during our quarter ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In January 2006, we received a request for information pursuant to Section 308 of the Clean Water Act from Region 3 of the U.S. Environmental Protection Agency (the “EPA”) concerning storm water discharge practices in connection with our homebuilding projects in the states that comprise EPA Region 3. The U.S. Department of Justice (“DOJ”) has now assumed responsibility for the oversight of this matter. To the extent the DOJ’s review were to lead it to assert violations of state and/or federal regulatory requirements and request injunctive relief and/or civil penalties, we would defend and attempt to resolve any such asserted violations. At this time, we cannot predict the outcome of the DOJ’s review.

In October 2006, the Illinois Attorney General and State Attorney of Lake County, IL brought suit against us alleging violations in Lake County, IL of certain storm water discharge regulations. In August 2008, we signed a consent order with the Illinois Attorney General and the State Attorney of Lake County, IL. Under the order, we will: pay $80,000 to the Illinois Environmental Protection Agency; pay $30,000 to the State Attorney of Lake County; and make a contribution of $100,000 to the Lake County Health Department and Community Health Center Lakes Management Unit for use toward an environmental restoration project. We also agreed to implement certain management, record-keeping and reporting practices related to storm water discharges at the subject site.

On April 17, 2007, a securities class action suit was filed against Toll Brothers, Inc. and Robert I. Toll and Bruce E. Toll in the U.S. District Court for the Eastern District of Pennsylvania. The original plaintiff, Desmond Lowrey, has been replaced by two new lead plaintiffs — The City of Hialeah Employees’ Retirement System and the Laborers Pension Trust Funds for Northern California. On August 14, 2007, an amended complaint was filed on behalf of the purported class of purchasers of our common stock between December 9, 2004 and November 8, 2005 and the following individual defendants, who are directors and/or officers of Toll Brothers, Inc., were added to the suit: Zvi Barzilay, Joel H. Rassman, Robert S. Blank, Richard J. Braemer, Carl B. Marbach, Paul E. Shapiro and Joseph R. Sicree. The amended complaint filed on behalf of the purported class alleges that the defendants violated federal securities laws by issuing various materially false and misleading statements that had the effect of artificially inflating the market price of our stock. They further allege that the individual defendants sold shares for a substantial gain. The purported class is seeking compensatory damages, counsel fees, and expert costs. We responded to the amended complaint by filing a motion to dismiss, challenging the sufficiency of the pleadings. On August 29, 2008, the court denied our motion to dismiss. Nonetheless, we believe that this lawsuit is without merit and intend to continue to vigorously defend against it.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended July 31, 2008, we purchased the following shares of our common stock:

			Total Number	Maximum
	Total	Average	of Shares	Number of Shares
	Number of	Price	Purchased as Part of a	That May Yet be
	Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share	Plan or Program	Plan or Program(1)
	(In thousands)		(In thousands)

May 1, 2008 to May 31, 2008	4	23.31	4	11,975
June 1, 2008 to June 30, 2008	3	19.93	3	11,972
July 1, 2008 to July 31, 2008	8	18.32	8	11,964

	15		15

(1)	On March 26, 2003, we announced that our Board of Directors had authorized the purchase of up to 20 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the purchase program.

Except as set forth above, we did not purchase any of our equity securities during the three months ended July 31, 2008.

We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so. Rather, we will follow a policy of retaining earnings in order to finance future growth in our business and, from time to time, purchase shares of our common stock.

The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our earnings, capital requirements, our operating and financial condition, and any contractual limitations then in effect. In this regard, our senior subordinated notes contain restrictions on the amount of dividends we may pay on our common stock. In addition, our Credit Facility requires us to maintain a minimum tangible net worth (as defined in the credit agreement), which restricts the amount of dividends we may pay. At July 31, 2008, under the most restrictive of these provisions, we could have paid up to approximately $990.3 million of cash dividends.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

3.1		Amended and Restated By-Laws of Toll Brothers, Inc. dated June 11, 2008 is hereby incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2008.
31	.1*	Certification of Robert I. Toll pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Joel H. Rassman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Robert I. Toll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Joel H. Rassman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC.
(Registrant)

By:	Joel H. Rassman
Joel H. Rassman
Executive Vice President, Treasurer and Chief
Financial Officer (Principal Financial Officer)

Date: September 9, 2008

By:	Joseph R. Sicree
Joseph R. Sicree
Senior Vice President and Chief Accounting
Officer (Principal Accounting Officer)

Date: September 9, 2008