Form 10-K
period 2008-10-31
TOLL BROTHERS INC
filed 2008-12-19
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2008
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of April 30, 2008, the aggregate market value of the Common Stock held by non-affiliates (all persons other than executive officers and directors of Registrant) of the Registrant was approximately $2,951,122,000.

As of December 10, 2008, there were approximately 160,466,000 shares of Common Stock outstanding.

Documents Incorporated by Reference:

Portions of the proxy statement of Toll Brothers, Inc. with respect to the 2009 Annual Meeting of Stockholders, scheduled to be held on March 11, 2009, are incorporated by reference into Part III of this report.

PART I

ITEM 1.	BUSINESS

General

Toll Brothers, Inc., a Delaware corporation formed in May 1986, began doing business through predecessor entities in 1967. When this report uses the words “we,” “us,” and “our,” it refers to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires.

We design, build, market and arrange financing for single-family detached and attached homes in luxury residential communities. We are also involved, directly and through joint ventures, in projects where we are building, or converting existing rental apartment buildings into high-, mid- and low-rise luxury homes. We cater to move-up, empty-nester, active-adult, age-qualified and second-home buyers in 21 states of the United States. In the five years ended October 31, 2008, we delivered 35,851 homes from 637 communities, including 4,831 homes from 370 communities in fiscal 2008. Included in the five-year and fiscal 2008 deliveries are 424 units and 88 units, respectively, that were delivered from several communities where we used the percentage of completion accounting method to recognize revenues and cost of revenues.

Our traditional, single-family communities are generally located on land we have either acquired and developed or acquired fully approved and, in some cases, improved. Currently, we operate in the major suburban and urban residential areas of:

•	the Philadelphia, Pennsylvania metropolitan area

•	the Lehigh Valley area of Pennsylvania

•	central and northern New Jersey

•	the Virginia and Maryland suburbs of Washington, D.C.

•	the Baltimore, Maryland metropolitan area

•	the Eastern Shore of Maryland and Delaware

•	the Richmond, Virginia metropolitan area

•	the Boston, Massachusetts metropolitan area

•	Fairfield, Hartford and New Haven Counties, Connecticut

•	Westchester, Dutchess, Ulster and Saratoga Counties, New York

•	the boroughs of Manhattan, Brooklyn and Queens in New York City

•	the Los Angeles, California metropolitan area

•	the San Francisco Bay, Sacramento and San Jose areas of northern California

•	the Palm Springs, California area

•	the Phoenix and Tucson, Arizona metropolitan areas

•	the Raleigh and Charlotte, North Carolina metropolitan areas

•	the Dallas, Austin and San Antonio, Texas metropolitan areas

•	the southeast and southwest coasts and the Jacksonville and Orlando areas of Florida

•	the Atlanta, Georgia metropolitan area

•	the Las Vegas and Reno, Nevada metropolitan areas

•	the Detroit, Michigan metropolitan area

•	the Chicago, Illinois metropolitan area

•	the Denver, Colorado metropolitan area

•	the Hilton Head area of South Carolina

•	the Minneapolis/St. Paul, Minnesota metropolitan area

•	the Martinsburg, West Virginia area

We continue to explore additional geographic areas and markets for expansion, as appropriate.

We operate our own land development, architectural, engineering, mortgage, title, landscaping, lumber distribution, house component assembly, and manufacturing operations. We also develop, own and operate golf courses and country clubs associated with several of our master planned communities.

Since the fourth quarter of fiscal 2005, we have experienced a slowdown in our business. This slowdown has worsened over the past several months. The value of net new contracts signed in fiscal 2008 was 78% lower than the value of net new contracts signed in fiscal 2005. This slowdown, which we believe started with a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale, has been exacerbated by, among other things, a decline in the overall economy, increasing unemployment, fear of job loss, a significant decline in the securities markets, a continuing decline in home prices, a large number of homes that are or will be available for sale due to foreclosure, the inability of our home buyers to sell their current homes, a deterioration in the credit markets, and the direct and indirect impact of the turmoil in the mortgage loan market. We believe that the key to a recovery in our business is the return of consumer confidence and a stabilization of financial markets and home prices.

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

At October 31, 2008, we were operating from 323 communities containing approximately 22,560 home sites that we owned or controlled through options. Of the 22,560 home sites, 20,514 were available for sale and 2,046 were under agreement of sale but not yet delivered (“backlog”). Of our 323 communities, 273 were offering homes for sale, 21 had been offering homes for sale but were temporarily closed due to business conditions or the lack of availability of improved home sites, 2 were preparing to open and 27 were sold out but not all homes had been completed and delivered. At October 31, 2008, we also owned or controlled through options approximately 17,224 home sites in 137 proposed communities. We expect to be selling from approximately 255 communities by October 31, 2009. Of the approximately 39,800 total home sites that we owned or controlled through options at October 31, 2008, we owned approximately 32,100.

At October 31, 2008, we were offering single-family detached homes in 194 communities at prices, excluding customized options and lot premiums, generally ranging from $263,000 to $2,000,000. During fiscal 2008, we delivered 2,786 detached homes at an average base price of approximately $674,300. On average, our detached home buyers added approximately 24.4%, or $164,500 per home, in customized options and lot premiums to the base price of detached homes we delivered in fiscal 2008.

At October 31, 2008, we were offering attached homes in 79 communities at prices, excluding customized options and lot premiums, generally ranging from $229,000 to $2,160,000, with some units offered at prices higher than $2,160,000. During fiscal 2008, we delivered 1,957 attached homes at an average base price of approximately $514,600. On average, our attached home buyers added approximately 9.5%, or $48,900 per home, in customized options and lot premiums to the base price of attached homes we delivered in fiscal 2008.

We had a backlog of $1.33 billion (2,046 homes) at October 31, 2008 and $2.85 billion (3,950 homes) at October 31, 2007. Backlog at October 31, 2007 was reduced by $55.2 million for revenue we recognized using the percentage of completion accounting method. Of the homes in backlog at October 31, 2008, approximately 95% are scheduled to be delivered by October 31, 2009.

In recognition of our achievements, we have received numerous awards from national, state and local home builder publications and associations. We are the only publicly traded national home builder to have won all three of the industry’s highest honors: America’s Best Builder (1996), the National Housing Quality Award (1995), and Builder of the Year (1988).

We attempt to reduce certain risks by: controlling land for future development through options whenever we can, thus allowing the necessary governmental approvals to be obtained before acquiring title to the land; generally commencing construction of a home only after executing an agreement of sale with a buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis. In order to obtain better terms or prices, or due to competitive pressures, we may purchase properties outright, or acquire an underlying mortgage, prior to obtaining all of the governmental approvals necessary to commence development. Our risk reduction strategy of generally not commencing the construction of a home until we had an agreement of sale with a buyer was effective in the past, but due to the significant number of cancellations of agreements of sale that we have had in the current downturn in the housing market, many of which were for homes on which we had commenced construction, and the increase in the number of multi-family communities that we have under construction, the number of homes under construction for which we do not have an agreement of sale has increased from our historical levels.

Our Communities

Our communities are generally located in affluent suburban areas near major highways providing access to major cities. We are also operating in the affluent urban markets of Hoboken and Jersey City, New Jersey; New York City, New York; and Philadelphia, Pennsylvania. We currently operate in 21 states. The following table lists the states in which we operate and the fiscal years in which we or our predecessors commenced operations:

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

In 1999, we opened for sale our first active-adult, age-qualified community for households in which at least one member is 55 years of age. We are currently selling from 19 such communities and expect to open additional age-qualified communities during the next few years. In fiscal 2008, approximately 10% of the value of new contracts signed was in active-adult communities.

We also sell homes in the second-home market. We have been selling homes in this market for several years and currently offer them in Arizona, California, Delaware, Florida, Maryland, Nevada, Pennsylvania and South Carolina.

In order to serve a growing market of affluent move-up families, empty-nesters and young professionals seeking to live in or close to major cities, we have developed and are developing a number of high-density, high-, mid- and low-rise urban luxury communities and are in the process of converting several for-rent apartment buildings to condominiums. These communities, which we are currently developing on our own or through joint ventures, are located in Phoenix, Arizona; Dublin, California; Singer Island, Florida; Bloomingdale, Illinois; North Bethesda, Maryland; Hoboken and Jersey City, New Jersey; the boroughs of Manhattan, Brooklyn and Queens, New York; Philadelphia, Pennsylvania and its suburbs; and Leesburg, Virginia.

We believe that the demographics of the move-up, empty-nester, active-adult, age-qualified and second-home up-scale markets will provide us with the potential for growth in the coming decade. According to the U.S. Census Bureau, the number of households earning $100,000 or more (in constant 2007 dollars) now stands at 23.6 million households, or approximately 20.2% of all households. This group has grown at five times the rate of increase of all U.S. households since 1980. According to Claritas, Inc., a provider of demographic information, approximately 10.3 million of these households are located in our current markets. According to Harvard University, the number of projected new household formations during the ten year period between 2010 and 2020 will be approximately 14.4 million.

Although the leading edge of the baby boom generation is now in its late 50’s and early 60’s, the largest group of baby boomers, the more than four million born annually between 1954 and 1964, are now in their peak move-up home buying years. The number of households with persons 55 to 64 years old, the focus of our age-qualified communities, is projected to increase significantly over the next 10 years.

We develop individual stand-alone communities as well as multi-product master planned communities. We currently have 28 master planned communities. Our master planned communities, many of which include golf courses and other country club-type amenities, enable us to offer multiple home types and sizes to a broad range of move-up, empty-nester, active-adult and second-home buyers. We seek to realize efficiencies from shared common costs such as land development and infrastructure over the several communities within the master planned community. We currently have master planned communities in Arizona, California, Florida, Illinois, Maryland, Michigan, Nevada, New Jersey, North Carolina, Pennsylvania, South Carolina, Texas, Virginia and West Virginia.

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

In all of our communities, a wide selection of options is available to home buyers for additional charges. The number and complexity of options typically increase with the size and base selling price of our homes. Major options include additional garages, guest suites and other additional rooms, finished lofts and extra fireplaces. On average, options purchased by our detached home buyers, including lot premiums, added approximately 24.4%, or $164,500 per home, to the base price of homes delivered in fiscal 2008, and options purchased by our attached home buyers, including lot premiums, added approximately 9.5%, or $48,900 per home, to the base price of homes delivered in fiscal 2008.

The general range of base sales prices for our different lines of homes at October 31, 2008, was as follows:

Detached homes
Move-up	$263,000	to	$1,037,000
Executive	283,000	to	977,000
Estate	330,000	to	2,000,000
Active-adult, age-qualified	286,000	to	596,000
Attached homes
Flats	$229,000	to	$700,000
Townhomes/Carriage homes	195,000	to	840,000
Active-adult, age-qualified	200,000	to	700,000
High-rise/Mid-rise	225,000	to	2,160,000

At October 31, 2008, we were offering some of our single-family, high-rise attached units at prices that were considerably higher than $2,160,000.

Contracts for the sale of homes are at fixed prices. In the past, the prices at which homes were offered in a community generally increased during the period in which that community was offering homes for sale; however, the current weak market has adversely affected that pattern. In fiscal 2008, the average sales incentive on homes delivered was approximately $70,200, as compared to approximately $34,100 in fiscal 2007. At October 31, 2008, we were offering sales incentives that averaged $60,900 per home, as compared to $44,800 at October 31, 2007.

We offer some of the same basic home designs in similar communities. However, we are continuously developing new designs to replace or augment existing ones to ensure that our homes reflect current consumer tastes. We use our own architectural staff, and also engage unaffiliated architectural firms, to develop new designs. During the past year, we introduced 43 new single-family detached models, 6 new single-family attached models and 20 new condominium unit models.

We operate in the following four geographic segments around the United States: the North, consisting of Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, New York, Ohio and Rhode Island; the Mid-Atlantic, consisting of Delaware, Maryland, Pennsylvania, Virginia and West Virginia; the South, consisting of Florida, Georgia, North Carolina, South Carolina and Texas; and the West, consisting of Arizona, California, Colorado and Nevada. We began operations in Georgia in the fourth quarter of fiscal 2007. We stopped selling homes in Ohio in fiscal 2005 and delivered our last home there in fiscal 2006. We stopped selling homes in Rhode Island in the first quarter of fiscal 2008 and delivered our last home there in the first quarter of fiscal 2008. Our operations in Ohio and Rhode Island were immaterial to the North geographic segment.

The following table summarizes by geographic segment, revenues and new contracts signed during fiscal 2008, 2007 and 2006, and backlog at October 31, 2008, 2007 and 2006 (dollars in millions):

Revenues — Twelve months ended October 31,

	Units			$ (In millions)
	2008	2007	2006	2008	2007	2006

Completed contract communities (1):
North	1,300	1,467	1,983	$894.4	$993.1	$1,333.9
Mid-Atlantic	1,443	2,137	2,697	878.6	1,338.4	1,777.5
South	1,095	1,631	2,017	556.2	922.3	1,124.8
West	905	1,452	1,904	777.1	1,241.8	1,709.0

Total	4,743	6,687	8,601	3,106.3	4,495.6	5,945.2

Percentage of completion communities (2):
North				37.5	91.0	110.3
South				4.4	48.5	59.8

Total	—	—	—	41.9	139.5	170.1

Total:
North	1,300	1,467	1,983	931.9	1,084.1	1,444.2
Mid-Atlantic	1,443	2,137	2,697	878.6	1,338.4	1,777.5
South	1,095	1,631	2,017	560.6	970.8	1,184.6
West	905	1,452	1,904	777.1	1,241.8	1,709.0

Total consolidated	4,743	6,687	8,601	$3,148.2	$4,635.1	$6,115.3

Contracts — Twelve months ended October 31,

	Units			$ (In millions)
	2008	2007	2006	2008	2007	2006

Completed contract communities (1):
North	739	1,458	1,612	$406.0	$1,007.4	$1,134.2
Mid-Atlantic	1,028	1,505	1,942	564.2	950.4	1,262.8
South	660	829	1,290	332.3	454.9	784.3
West	495	621	1,255	305.1	573.0	1,220.3

Total	2,922	4,413	6,099	1,607.6	2,985.7	4,401.6

Percentage of completion communities:
North	8	27	61	6.8	22.0	43.1
South	(3)		4	(6.2)	2.4	16.0

Total	5	27	65	0.6	24.4	59.1

Total:
North	747	1,485	1,673	412.8	1,029.4	1,177.3
Mid-Atlantic	1,028	1,505	1,942	564.2	950.4	1,262.8
South	657	829	1,294	326.1	457.3	800.3
West	495	621	1,255	305.1	573.0	1,220.3

Total consolidated	2,927	4,440	6,164	$1,608.2	$3,010.1	$4,460.7

Backlog at October 31,

	Units			$ (In millions)
	2008	2007	2006	2008	2007	2006

Completed contract communities (1):
North	870	1,431	1,440	$562.5	$1,051.0	$1,036.7
Mid-Atlantic	558	973	1,605	362.3	676.7	1,064.7
South	354	789	1,591	205.1	428.9	896.4
West	264	674	1,505	195.6	667.6	1,336.3

Total	2,046	3,867	6,141	1,325.5	2,824.2	4,334.1

Percentage of completion communities (2):
North		66	316		38.7	210.4
South		17	76		46.7	114.0
Less revenue recognized on units remaining in backlog					(55.2)	(170.1)

Total	—	83	392	—	30.2	154.3

Total:
North	870	1,497	1,756	562.5	1,089.7	1,247.1
Mid-Atlantic	558	973	1,605	362.3	676.7	1,064.7
South	354	806	1,667	205.1	475.6	1,010.4
West	264	674	1,505	195.6	667.6	1,336.3
Less revenue recognized on units remaining in backlog					(55.2)	(170.1)

Total consolidated	2,046	3,950	6,533	$1,325.5	$2,854.4	$4,488.4

(1)	Completed contract communities’ revenues, contracts and backlog include certain projects that have extended sales and construction cycles. Information related to revenue recognized by these projects and contracts signed in these projects during the twelve-month periods ended October 31, 2008, 2007 and 2006, and the backlog of undelivered homes in these projects at October 31, 2008, 2007 and 2006 are provided below.

Revenues — Twelve months ended October 31,

	Units			$ (In millions)
	2008	2007	2006	2008	2007	2006

North	311	52		$288.3	$70.3
Mid-Atlantic	62			25.9
West	13			9.3

Total	386	52		$323.5	$70.3

Contracts — Twelve months ended October 31,
North	(8)	329	240	$(1.8)	$325.4	$228.4
Mid-Atlantic	(1)	14	28	0.1	6.4	10.6
West	(36)	(6)	19	(21.2)	(4.0)	12.7

Total	(45)	337	287	$(22.9)	$327.8	$251.7

Backlog at October 31,
North	214	533	256	$208.8	$499.0	$244.0
Mid-Atlantic	9	72	58	4.2	30.0	23.6
West		20	26		14.2	18.2

Total	223	625	340	$213.0	$543.2	$285.8

(2)	Percentage of Completion deliveries in the twelve-month periods ended October 31, 2008 and 2007 are provided below. No deliveries of units from projects accounted for using the percentage of completion method of accounting were made in the twelve months ended October 31, 2006.

	Units			$ (In millions)
	2008	2007	2006	2008	2007	2006

North	74	277		$45.6	$193.7
South	14	59		40.5	69.6

Total	88	336	—	$86.1	$263.3	—

The following table summarizes certain information with respect to our residential communities under development at October 31, 2008:

					Homes
	Total	Number of			Under
Geographic	Number of	Selling	Homes	Homes	Contract but	Home Sites
Segment	Communities	Communities	Approved	Closed	not Closed	Available

North	85	73	11,363	5,269	870	5,224
Mid-Atlantic	86	67	12,816	5,755	558	6,503
South	81	65	9,038	3,556	354	5,128
West	71	68	6,893	2,970	264	3,659

Total	323	273	40,110	17,550	2,046	20,514

At October 31, 2008, significant site improvements had not yet commenced on approximately 11,900 of the 20,514 available home sites. Of the 20,514 available home sites, 1,996 were not yet owned by us, but were controlled through options.

Of our 323 communities under development at October 31, 2008, 273 were offering homes for sale, 21 had previously been offering homes for sale but were temporarily closed at October 31, 2008 due to business conditions or the unavailability of improved home sites, 2 were preparing to open and 27 were sold out but not all homes had been completed and delivered. Of the 273 communities in which homes were being offered for sale at October 31, 2008, 194 were single-family detached home communities containing a total of 304 homes (exclusive of model homes) under construction or completed but not under contract, and 79 were attached home communities containing a total of 1,042 homes (exclusive of model homes and 183 units that are temporarily being held as rental units) under construction or completed but not under contract. Of the 1,042 homes under construction or completed but not under contract in attached home communities at October 31, 2008, 522 were in high- and mid-rise projects and 51 were in two communities that we acquired and are converting to condominium units.

At the end of each fiscal quarter, we review the profitability of each of our operating communities. For those communities operating below certain profitability thresholds, we estimate the expected future cash flow for each of those communities. For those communities whose estimated cash flow is not sufficient to recover its carrying value, we estimate the fair value of these communities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) and recognize an impairment charge for the difference between the estimated fair value of each community and its carrying value. In fiscal 2008, 2007 and 2006, we recognized impairment charges related to operating communities and land owned of $543.5 million, $581.6 million, and $61.1 million, respectively.

For more information regarding revenues, income before income taxes and assets by geographic segment, see Note 15 of the “Notes to the Consolidated Financial Statements,” “Information on Business Segments.”

Land Policy

Before entering into an agreement to purchase a land parcel, we complete extensive comparative studies and analyses on detailed Company-designed forms that assist us in evaluating the acquisition. We generally attempt to enter into option agreements to purchase land for future communities. However, in order to obtain better terms or prices, or due to competitive pressures, we may acquire property outright from time to time. We have also entered into several joint ventures with other builders or developers to develop land for the use of the joint venture participants or for sale to outside third parties. In addition, we have, at times, acquired the underlying mortgage on a property and subsequently obtained title to that property.

We generally enter into agreements to purchase land, referred to in this Form 10-K as “land purchase contracts,” “purchase agreements,” “options” or “option agreements” on a non-recourse basis, thereby limiting our financial exposure to the amounts expended in obtaining any necessary governmental approvals, the costs incurred in the planning and design of the community and, in some cases, some or all of our deposit. The use of options or purchase agreements may increase the price of land that we eventually acquire, but reduces our risk by allowing us to obtain the necessary development approvals before acquiring the land or allowing us to delay the acquisition to a later date. Historically, as approvals were obtained, the value of the options, purchase agreements and land generally increased. However, in any given time period, this may not happen. We have the ability to extend many of these options for varying periods of time, in some cases by making an additional payment and, in other cases, without any additional payment. Our purchase agreements are typically subject to numerous conditions including, but not limited to, the ability to obtain necessary governmental approvals for the proposed community. Our deposit under an agreement may be returned to us if all approvals are not obtained, although pre-development costs may not be recoverable. We generally have the right to cancel any of our agreements to purchase land by forfeiture of some or all of the deposits we have made pursuant to the agreement.

Our ability to continue development activities over the long-term will be dependent, among other things, upon a suitable economic environment and our continued ability to locate and enter into options or agreements to purchase land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of such land.

The following is a summary of the parcels of land that we either owned or controlled through options or purchase agreements at October 31, 2008 for proposed communities, as distinguished from those communities currently under development:

	Total	Number of
Geographic	Number of	Planned
Segment	Communities	Home Sites(a)

North	31	4,561
Mid-Atlantic	61	6,945
South	13	1,915
West	32	3,803

	137	17,224

(a)	We have additional home sites under option that have been excluded from this table because, due to market conditions, we do not believe that we will complete the purchase of these home sites.

Of the 17,224 planned home sites at October 31, 2008, we owned 11,517 and controlled 5,707 through options and purchase agreements. At October 31, 2008, the aggregate purchase price of land parcels under option and purchase agreements in current and future communities was approximately $637.0 million (including $147.0 million of land to be acquired from joint ventures in which we have invested). Of the $637.0 million of land purchase commitments at October 31, 2008, we had paid or deposited $70.8 million and had investments in or guaranteed loans on behalf of joint ventures of $113.4 million. The purchases of these home sites are scheduled to take place over the next several years.

We evaluate all of the land under our control for proposed communities on an ongoing basis for continued economic and market feasibility. During each of the fiscal years ended October 31, 2008, 2007 and 2006, such feasibility analyses resulted in approximately $101.5 million, $37.9 million, and $90.9 million, respectively, of capitalized costs related to proposed communities being charged to cost of revenue because they were no longer deemed to be recoverable.

We have a substantial amount of land currently under control for which approvals have been obtained or are being sought (as set forth in the tables above). We devote significant resources to locating suitable land for future development and to obtaining the required approvals on land under our control. There can be no assurance that the necessary development approvals will be secured for the land currently under our control or for land which we may acquire control of in the future or that, upon obtaining such development approvals, we will elect to complete the purchases of land under option or complete the development of land that we own. We generally have been successful in obtaining governmental approvals in the past. Based upon our current decreased level of business, we believe that we have an adequate supply of land in our existing communities and proposed communities (assuming that all properties are developed) to maintain our operations at current levels for several years.

Community Development

We expend considerable effort in developing a concept for each community, which includes determining the size, style and price range of the homes, the layout of the streets and individual home sites, and the overall community design. After the necessary governmental subdivision and other approvals have been obtained, which may take several years, we improve the land by clearing and grading it; installing roads, underground utility lines and recreational amenities; erecting distinctive entrance structures; and staking out individual home sites.

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

For our single-family detached and attached homes that generally take less than one year to build, we recognize revenue and costs from these home sales only when title and possession of a home is transferred to the buyer, which usually occurs shortly after home construction is substantially completed. For high-rise/mid-rise projects where the construction time is substantially longer than one year and which qualify under Statement of Financial Accounting Standard No. 66 for percentage of completion accounting, revenues and costs of individual communities are recognized on the individual projects’ aggregate value of units for which the home buyers have signed binding agreements of sale, less an allowance for cancellations, and is based on the percentage of total estimated construction costs which have been incurred. For high-rise/mid-rise projects that do not qualify for percentage of completion accounting, we recognize revenues and costs when title and possession of a home is transferred to the buyer. During the past two years, we completed construction on four projects for which we used the percentage of completion accounting method to recognize revenues and costs; the remaining units in these projects will be accounted for using the completed contract method of accounting. Based upon the current accounting rules and interpretations, we do not believe that any of our current or future communities qualify for percentage of completion accounting.

The most significant variable affecting the timing of our revenue stream, other than housing demand, is the opening of the community for sale, which generally occurs shortly after receipt of final land regulatory approvals. Receipt of approvals permits us to begin the process of obtaining executed sales contracts from home buyers. Although our sales and construction activities vary somewhat by season, which can affect the timing of closings, any such seasonal effect is relatively insignificant compared to the effect of the timing of receipt of final governmental approvals, the opening of the community and the subsequent timing of closings. In the current economic and housing slowdown, we have delayed the opening of new communities to reduce operating expenses and conserve cash.

We act as a general contractor for many of our projects. Subcontractors perform all home construction and land development work, generally under fixed-price contracts. We purchase most of the materials we use to build our homes and in our land development activities directly from the manufacturers or producers. We generally have multiple sources for the materials we purchase and we have not experienced significant delays due to unavailability of necessary materials. See “Manufacturing/Distribution Facilities” in Item 2.

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

We expend great effort in designing and decorating our model homes, which play an important role in our marketing. In our models, we attempt to create an attractive atmosphere, which may include bread baking in the oven, fires burning in fireplaces, and music playing in the background. Interior decorating varies among the models and is carefully selected to reflect the lifestyles of prospective buyers. During the past several years, we have received numerous awards from various home builder associations for our interior merchandising.

We typically have a sales office in each community that is staffed by our own sales personnel. Sales personnel are generally compensated with both salary and commission. A significant portion of our sales is also derived from the introduction of customers to our communities by local cooperating realtors.

We advertise in newspapers, other local and regional publications, and on billboards. We also use attractive color brochures to market our communities. The Internet is also an important resource we use in marketing and providing information to our customers. A visitor to our award winning web site, www.tollbrothers.com, can obtain detailed information regarding our communities and homes across the country, take panoramic or video tours of our homes and design their own homes based upon our available floor plans and options.

Due to the current weak market conditions and in an effort to promote the sales of homes, including the significant number of speculative homes that we had due to sales contract cancellations, we have been increasing the amount of sales incentives offered to home buyers. These incentives will vary by type and amount on a community-by-community and home-by-home basis. The average value of sales incentives given to home buyers on homes delivered in fiscal 2008, 2007 and 2006 was approximately $70,200, $34,100 and $10,100, respectively.

All of our homes are sold under our limited warranty as to workmanship and mechanical equipment. Many homes also come with a limited ten-year warranty as to structural integrity.

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

The second step in the sales process occurs when we actually sign a binding agreement of sale with the home buyer and the home buyer gives us a cash down payment. Cash down payments currently average approximately 10% of the total purchase price of a home, although, historically, they have averaged approximately 7% of the total purchase price of a home. Between the time that the home buyer signs the non-binding deposit agreement and the binding agreement of sale, he or she is required to complete a financial questionnaire that gives us the ability to evaluate whether the home buyer has the financial resources necessary to purchase the home. If we determine that the home buyer is not financially qualified, we will not enter into an agreement of sale with the home buyer. During fiscal 2008, 2007 and 2006, our customers signed 3,920, 6,025 and 7,470 gross contracts, respectively. They cancelled 993, 1,585 and 1,306 contracts during fiscal 2008, 2007 and 2006, respectively. Contract cancellations in a fiscal year include all contracts cancelled in that fiscal year, including contracts signed in that fiscal year as well as contracts signed in prior fiscal years. When we report contracts signed, the number and value of contracts signed are reported net of any cancellations occurring during the reporting period, whether signed in that reporting period or in a prior period. Only outstanding agreements of sale that have been signed by both the home buyer and us as of the end of the period for which we are reporting are included in backlog. Of the value of backlog reported on October 31, 2007, 2006 and 2005, home buyers subsequently cancelled approximately 20.9%, 19.9% and 19.2% of such value of backlog, respectively. As a result of these cancellations, we retained $32.5 million, $36.5 million and $15.4 million of customer deposits in fiscal 2008, 2007 and fiscal 2006, respectively. These retained deposits are included in other income in our statements of operations.

While we try to avoid selling homes to speculators and generally do not build detached homes without first having a signed agreement of sale, we have been impacted by an overall increase in the supply of homes available for sale in many markets as speculators attempt to sell the homes they purchased or cancel contracts for homes under construction, the large number of homes that are or will be available for sale due to foreclosures, and as other builders, who, as part of their business strategy, were building homes in anticipation of capturing additional sales in a demand-driven market, attempt to reduce their inventories by lowering prices and adding incentives. In addition, based on the high cancellation rates reported by us and by other builders, cancellations by non-speculative buyers are also adding to the oversupply of homes in the marketplace. At October 31, 2008, we had 1,295 unsold units under construction (excluding condominium conversion units), including 522 units in high density product that generally have a longer construction time than our traditional product. At October 31, 2007, we had 1,613 unsold units (excluding condominium conversion units), including 672 units in high density product that generally have a longer construction time than our traditional product.

At October 31, 2008, our backlog of homes was $1.33 billion (2,046 homes). Of the homes in backlog at October 31, 2008, approximately 95% of the homes were scheduled to be delivered by October 31, 2009.

Our mortgage subsidiary provides mortgage financing for a portion of our home closings. Our mortgage subsidiary determines whether the home buyer qualifies for the mortgage he or she is seeking based upon information provided by the home buyer, and other sources. For those home buyers that qualify, our mortgage subsidiary provides the home buyer with a mortgage commitment that specifies the terms and conditions of a proposed mortgage loan based upon then-current market conditions. Prior to the actual closing of the home and funding of the mortgage, the home buyer will lock in an interest rate based upon the terms of the commitment. At the time of rate lock, our mortgage subsidiary agrees to sell the proposed mortgage loan to one of several outside recognized mortgage financing institutions (“investors”) that it uses, which is willing to honor the terms and conditions, including interest rate, committed to the home buyer. We believe that these investors have adequate financial resources to honor their commitments to our mortgage subsidiary. At October 31, 2008, our mortgage subsidiary was committed to fund $486.8 million of mortgage loans. Of these commitments, $95.8 million, as well as $49.3 million of mortgage loans receivable, have “locked in” interest rates. Our mortgage subsidiary has commitments from investors to acquire $142.7 million of these locked-in loans and receivables. Our home buyers have not “locked-in” the interest rate on the remaining $390.9 million.

Competition

The homebuilding business is highly competitive and fragmented. We compete with numerous home builders of varying sizes, ranging from local to national in scope, some of which have greater sales and financial resources than we have. Sales of existing homes, whether by a homeowner or by a financial institution who has acquired a home through a foreclosure, also provide competition. We compete primarily on the basis of price, location, design, quality, service and reputation; however, we believe our financial stability, relative to most others in our industry, has become an increasingly favorable competitive factor. When our industry recovers, we believe that we will see reduced competition from the small and mid-sized private builders in the luxury market. Their access to capital already appears to be severely constrained. We envision that there will be fewer and more selective lenders serving our industry at that time. We believe that those lenders likely will gravitate to the home building companies that offer them the greatest security, the strongest balance sheets and the broadest array of potential business opportunities.

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

Our mortgage subsidiary is subject to various state and federal statutes, rules and regulations, including those that relate to licensing, lending operations and other areas of mortgage origination and financing. The impact of those statutes, rules and regulations can increase our home buyers’ cost of financing, increase our cost of doing business, as well as to restrict our home buyers’ access to some types of loans.

Employees

At October 31, 2008, we employed 3,160 persons full-time. Of the 3,160 full-time employees at October 31, 2008, 201 were in executive management positions, 395 were engaged in sales activities, 213 were engaged in project management activities, 1,231 were engaged in administrative and clerical activities, 417 were engaged in construction activities, 70 were engaged in architectural and engineering activities, 353 were engaged in golf course operations, and 280 were engaged in manufacturing and distribution. At October 31, 2008, we were subject to one collective bargaining agreement that covered approximately 1.5% of our employees. We consider our employee relations to be good.

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

Our principal Internet address is www.tollbrothers.com. We make available free of charge on or through www.tollbrothers.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of our website are not, however, a part of this report.

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

Factors That May Affect Our Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Certain information included in this report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements may include, but are not limited to, information relating to anticipated operating results (including, for example, changes in revenues, profitability and operating margins), financial resources, interest expense, inventory impairments and write-downs, changes in accounting treatment, effects of home buyer cancellations, growth and expansion, anticipated income to be realized from our investments in unconsolidated entities, the ability to acquire land and gain approvals to open new communities, to sell homes and properties, to deliver homes from backlog, to secure materials and subcontractors, to produce the liquidity and capital necessary to expand and take advantage of opportunities in the future, industry trends, and stock market valuations. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in presentations, on our web site and in other materials released to the public.

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

On December 4, 2008, we issued a press release and held a conference call to review the results of operations for our fiscal year ended October 31, 2008 and to discuss the current state of our business. The information contained in this report is consistent with that given in the press release and on the conference call on December 4, 2008, and we are not reconfirming or updating that information in this Form 10-K. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

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

The homebuilding industry is undergoing a significant downturn, and its duration and ultimate severity are uncertain in the current state of the economy. A continued slowdown in our business will continue to adversely affect our operating results and financial condition.

The downturn in the homebuilding industry, which is in its fourth year, has become one of the most severe in U.S. history. This downturn, which we believe started with a decline in consumer confidence, a decline in home prices and an oversupply of homes available for sale, has been exacerbated by, among other things, a decline in the overall economy, increasing unemployment, fear of job loss, a decline in the securities markets, the number of homes that are or will be available for sale due to foreclosures, an inability of home buyers to sell their current homes, a deterioration in the credit markets, and the direct and indirect impact of the turmoil in the mortgage loan market. All of these factors, in an economy that is now in recession, have contributed to the significant decline in the demand for new homes. Moreover, the government’s legislative and administrative measures aimed at restoring liquidity to the credit markets and providing relief to homeowners facing foreclosure have only recently begun. It is unclear whether these measures will effectively stabilize prices and home values or restore consumer confidence and increase demand in the homebuilding industry.

As a result of this downturn, our sales and results of operations have been adversely affected, we have incurred significant inventory impairments and other write-offs, our gross margins have declined significantly, and we incurred a substantial loss, after write-offs, during fiscal 2008. We cannot predict the duration or ultimate severity of the current challenging conditions, nor can we provide assurance that our responses to the current downturn or the government’s attempts to address the troubles in the economy will be successful. If these conditions persist or continue to worsen, they will further adversely affect our operating results and financial condition.

Additional adverse changes in economic conditions where we conduct our operations and where prospective purchasers of our homes live could further reduce the demand for homes and, as a result, could further reduce our results of operations and continue to adversely affect our financial condition.

Adverse changes in national, regional and local economic conditions where we conduct our operations and where prospective purchasers of our homes live, have had and may continue to have a negative impact on our business. Adverse changes in employment levels, job growth, consumer confidence, interest rates and population growth, or an oversupply of homes for sale may further reduce demand, depress prices for our homes and cause home buyers to cancel their agreements to purchase our homes. This, in turn, could further reduce our results of operations and continue to adversely affect our financial condition.

Continued higher than normal cancellations of existing agreements of sale will have a continued adverse effect on our business.

Our backlog reflects agreements of sale with our home buyers for homes that have not yet been delivered. We have received a deposit from our home buyer for each home reflected in our backlog, and generally we have the right to retain the deposit if the home buyer does not complete the purchase. In some cases, however, a home buyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as state and local law, the home buyer’s inability to obtain mortgage financing, his or her inability to sell their current home or our inability to complete and deliver the home within the specified time. Our home buyers have cancelled a higher than normal number of agreements of sale since the fourth quarter of our fiscal 2005. If the current industry downturn continues, if the current decline in economic conditions continues, or if mortgage financing becomes less available, more home buyers may cancel their agreements of sale with us. The continued high levels of home buyer cancellations will continue to have an adverse effect on our business and results of operations.

The homebuilding industry is highly competitive and, if others are more successful or offer better value to our customers, our business could decline.

We operate in a very competitive environment which is characterized by competition from a number of other home builders in each market in which we operate. We compete with large national and regional home building companies and with smaller local home builders for land, financing, raw materials and skilled management and labor resources. We also compete with the resale, or “previously owned,” home market which has increased significantly due to the large number of homes that have been foreclosed on or will be foreclosed on due to the current economic downturn. Increased competition could cause us to increase our selling incentives and/or reduce our prices. An oversupply of homes available for sale and the heavy discounting of home prices by some of our competitors have adversely affected demand for our homes and the results of our operations. If we are unable to compete effectively in our markets, our business could decline disproportionately to our competitors.

If we are not able to obtain suitable financing or our credit ratings are lowered, our business and results of operations may decline.

Our business and results of operations depend substantially on our ability to obtain financing for the development of our residential communities, whether from bank borrowings or from financing in the public debt markets. Our revolving credit facility matures in March 2011, $343.0 million of our senior subordinated debt becomes due and payable in 2011 and $1.15 billion of our senior notes become due and payable at various times from November 2012 through May 2015. The availability of financing from banks and the public debt markets has declined significantly. Due to the deterioration of the credit markets and the uncertainties that exist in the economy and for home builders in general, we cannot be certain that we will be able to replace existing financing or find additional sources of financing.

If we are not able to obtain suitable financing or replace existing debt and credit facilities when they become due or expire, our costs for borrowings will likely increase and our revenues may decrease, or we could be precluded from continuing our operations at current levels.

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

If we cannot obtain letters of credit and surety bonds, our ability to operate may be restricted.

We use letters of credit and surety bonds to secure our performance under various construction and land development agreements, escrow agreements, financial guarantees and other arrangements. Should banks decline to issue letters of credit or surety companies decline to issue surety bonds, our ability to operate could be significantly restricted and could have an adverse effect on our business and results of operations.

If our home buyers or our home buyers’ buyers are not able to obtain suitable financing, our results of operations may further decline.

Our results of operations also depend on the ability of our potential home buyers to obtain mortgages for the purchase of our homes. The uncertainties created by recent events in the mortgage markets and their impact on the overall mortgage market, including the tightening of credit standards, could adversely affect the ability of our customers to obtain financing for a home purchase, thus preventing our potential home buyers from purchasing our homes. Moreover, increases in the cost of home mortgage financing could prevent our potential home buyers from purchasing our homes. In addition, where our potential home buyers must sell their existing homes in order to buy a home from us, increases in mortgage costs and/or lack of availability of mortgages could prevent the buyers of our potential home buyers’ existing homes from obtaining the mortgages they need to complete the purchase, which would result in our potential customers’ inability to buy a home from us. Similar risks apply to those buyers who are in our backlog of homes to be delivered. If our home buyers, potential buyers or buyers of our home buyers’ current homes cannot obtain suitable financing, our sales and results of operations would be adversely affected.

If our ability to resell mortgages to investors is impaired, our home buyers will be required to find alternative financing.

Generally, when our mortgage subsidiary closes a mortgage for a home buyer at a previously locked in rate, it already has an agreement in place with an investor to acquire the mortgage following the closing. Due to the deterioration of the credit and financial markets, the number of investors that are willing to purchase our mortgages has decreased and the underwriting standards of the remaining investors have become more stringent. Should the resale market for our mortgages further decline or the underwriting standards of our investors become more stringent, our ability to sell future mortgages could decline and our home buyers will be required to find an alternative source of financing. If our home buyers cannot obtain an alternative source of financing in order to purchase our homes, our sales and results of operations could be adversely affected.

If land is not available at reasonable prices, our sales and results of operations could decrease.

In the long-term, our operations depend on our ability to obtain land for the development of our residential communities at reasonable prices. Due to the current downturn in our business, our supply of available home sites, both owned and optioned, has decreased from 91,200 home sites controlled at April 30, 2006 to 39,800 at October 31, 2008. In the future, changes in the general availability of land, competition for available land, availability of financing to acquire land, zoning regulations that limit housing density and other market conditions may hurt our ability to obtain land for new residential communities at prices that will allow us to make a reasonable profit. If the supply of land appropriate for development of our residential communities becomes more limited because of these factors, or for any other reason, the cost of land could increase and/or the number of homes that we sell and build could be reduced.

If the market value of our land and homes drop, our results of operations will likely decrease.

The market value of our land and housing inventories depends on market conditions. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. If housing demand decreases below what we anticipated when we acquired our inventory, we may not be able to make profits similar to what we have made in the past, may experience less than anticipated profits and/or may not be able to recover our costs when we sell and build homes. Due to the significant decline in our business since September 2005, we have recognized significant write-downs of our inventory in fiscal 2006, fiscal 2007 and fiscal 2008. If these adverse market conditions continue or worsen, we may have to write-down our inventories further and/or may have to sell land or homes at a loss.

Errors in estimates and judgments that affect decisions about how we operate and on the reported amounts of assets, liabilities, revenues and expenses could have a material impact on us.

In the ordinary course of doing business, we must make estimates and judgments that affect decisions about how we operate and on the reported amounts of assets, liabilities, revenues and expenses. These estimates include, but are not limited to, those related to the recognition of income and expenses; impairment of assets; estimates of future improvement and amenity costs; estimates of sales levels and sales prices; capitalization of costs to inventory; provisions for litigation, insurance and warranty costs; cost of complying with government regulations; and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate and adjust our estimates based upon the information then currently available. Actual results may differ from these estimates, assumptions and conditions.

We participate in certain joint ventures where we may be adversely impacted by the failure of the joint venture or its participants to fulfill their obligations.

We have investments in and commitments to certain joint ventures with unrelated parties to develop land. These joint ventures usually borrow money to help finance their activities. In certain circumstances, the joint venture participants, including ourselves, are required to provide guarantees of certain obligations relating to the joint ventures. As a result of the continued downturn in the homebuilding industry, some of these joint ventures or their participants have or may become unable or unwilling to fulfill their respective obligations. In addition, in many of these joint ventures, we do not have a controlling interest and, as a result, we are not be able to require these joint ventures or their participants to honor their obligations or renegotiate them on acceptable terms. If the joint ventures or their participants do not honor their obligations, we may be required to expend additional resources or suffer losses, which could be significant.

Government regulations and legal challenges may delay the start or completion of our communities, increase our expenses or limit our homebuilding activities, which could have a negative impact on our operations.

The approval of numerous governmental authorities must be obtained in connection with our development activities, and these governmental authorities often have broad discretion in exercising their approval authority. We incur substantial costs related to compliance with legal and regulatory requirements. Any increase in legal and regulatory requirements may cause us to incur substantial additional costs, or in some cases cause us to determine that the property is not feasible for development. Various local, state and federal statutes, ordinances, rules and regulations concerning building, zoning, sales and similar matters apply to and/or affect the housing industry. Governmental regulation affects construction activities as well as sales activities, mortgage lending activities and other dealings with consumers. The industry also has experienced an increase in state and local legislation and regulations that limit the availability or use of land. We may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law. Further, we may experience delays and increased expenses as a result of legal challenges to our proposed communities, whether brought by governmental authorities or private parties.

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

Increases in real estate taxes and other local government fees, such as fees imposed on developers to fund schools, open space, road improvements, and/or provide low and moderate income housing, could increase our costs and have an adverse effect on our operations. In addition, increases in local real estate taxes could adversely affect our potential customers who may consider those costs in determining whether to make a new home purchase and decide, as a result, not to purchase one of our homes. In addition, any changes in the income tax laws that would reduce or eliminate tax deductions or incentives to homeowners, such as a change limiting the deductibility of interest on home mortgages, could make housing less affordable or otherwise reduce the demand for housing, which in turn could reduce our sales and hurt our results of operations.

Adverse weather conditions and conditions in nature beyond our control could disrupt the development of our communities, which could harm our sales and results of operations.

Adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, floods and fires, can have serious effects on our ability to develop our residential communities. We also may be affected by unforeseen engineering, environmental or geological problems. Any of these adverse events or circumstances could cause delays in the completion of, or increase the cost of, developing one or more of our residential communities and, as a result, could harm our sales and results of operations.

If we experience shortages or increased costs of labor and supplies or other circumstances beyond our control, there could be delays or increased costs in developing our communities, which could adversely affect our operating results.

Our ability to develop residential communities may be affected by circumstances beyond our control, including: work stoppages, labor disputes and shortages of qualified trades people, such as carpenters, roofers, electricians and plumbers; changes in laws relating to union organizing activity; lack of availability of adequate utility infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured; and shortages, or delays in availability, or fluctuations in prices of, building materials. Any of these circumstances could give rise to delays in the start or completion of, or could increase the cost of, developing one or more of our residential communities. We may not be able to recover these increased costs by raising our home prices because the price for each home is typically set months prior to its delivery pursuant to the agreement of sale with the home buyer. If that happens, our operating results could be harmed. Additionally, we may be limited in the amount we can raise sales prices by our home buyers’ unwillingness to pay higher prices.

We are subject to one collective bargaining agreement that covers approximately 1.5% of our employees. We have not experienced any work stoppages due to strikes by unionized workers, but we cannot assure you that there will not be any work stoppages due to strikes or other job actions in the future. We use independent contractors to construct our homes. At any given point in time, some or all of these subcontractors may be unionized.

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

As of December 10, 2008, Robert I. Toll and his affiliates owned, directly or indirectly, or had the right to acquire within 60 days, approximately 15.3% of the outstanding shares of Toll Brothers, Inc.’s common stock, and his brother Bruce E. Toll and his affiliates owned, directly or indirectly, or had the right to acquire within 60 days, approximately 3.9% of the outstanding shares of Toll Brothers, Inc.’s common stock. All our directors and executive officers as a group and their affiliates (including the shares of Robert I. Toll and Bruce E. Toll and their affiliates) owned, directly or indirectly, or had the right to acquire within 60 days, approximately 22.1% of the outstanding shares of Toll Brothers, Inc.’s common stock as of December 10, 2008. To the extent that Robert I. Toll, Bruce E. Toll and our other directors and executive officers vote their shares in the same manner, their combined stock ownership may have a significant or decisive effect on the election of all of the directors and control the management, operations and affairs of Toll Brothers, Inc. Their ownership may discourage someone from making a significant equity investment in Toll Brothers, Inc., even if we needed the investment to operate our business. The size of their combined stock holdings could be a significant factor in delaying or preventing a change of control transaction that other stockholders may deem to be in their best interests, such as a transaction in which the other stockholders would receive a premium for their shares over their current trading prices.

Our business is seasonal in nature, so our quarterly operating results fluctuate.

Our quarterly operating results typically fluctuate with the seasons. A significant portion of our agreements of sale are entered into with customers in the winter and spring months. Construction of a customer’s home typically proceeds after signing the agreement of sale and can require 12 months or more to complete. Weather-related problems may occur in the late winter and early spring, delaying starts or closings or increasing costs and reducing profitability. In addition, delays in opening new communities or new sections of existing communities could have an adverse impact on home sales and revenues. Expenses are not incurred and recognized evenly throughout the year. Because of these factors, our quarterly operating results may be uneven and may be marked by lower revenues and earnings in some quarters than in others.

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

We may not be able to realize our deferred tax assets.

At October 31, 2008, we had $405.7 million of net deferred tax assets (net of $24.1 million of valuation allowances). Realization of our deferred tax assets is dependent upon taxable income in the future and/or our ability to carryback future tax losses against prior year taxable income. Losses for federal income tax purposes can generally be carried forward for a period of 20 years.

For financial reporting purposes, a valuation allowance must be established when, based upon available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The valuation allowance may be increased or decreased as conditions change and the ultimate realization of the deferred tax assets depends on sufficient taxable income in future carryforward periods. If the slowdown in our business persists or continues to worsen, we might not be able to project future income to apply against our deferred tax assets and we would be required to increase our valuation allowances against our deferred tax assets.

Our cash flows and results of operations could be adversely affected if legal claims are brought against us and are not resolved in our favor.

Claims, including a securities class action and a related shareholder derivative action, have been brought against us in various legal proceedings that have not had, and are not expected to have, a material adverse effect on our business or financial condition. Should claims be filed in the future, it is possible that our cash flows and results of operations could be affected, from time to time, by the negative outcome of one or more of such matters.

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

Manufacturing/Distribution Facilities

We own a manufacturing facility of approximately 300,000 square feet located in Morrisville, Pennsylvania, a manufacturing facility and warehouse of approximately 186,000 square feet located in Emporia, Virginia and a manufacturing facility of approximately 134,000 square feet in Knox, Indiana. We lease a facility of approximately 144,000 square feet located in Fairless Hills, Pennsylvania. At these facilities, we manufacture open wall panels, roof and floor trusses, and certain interior and exterior millwork to supply a portion of our construction needs. These facilities supply components used in our North, Mid-Atlantic and South geographic segments. These operations also permit us to purchase wholesale lumber, plywood, windows, doors, certain other interior and exterior millwork and other building materials to supply to our communities. We believe that increased efficiencies, cost savings and productivity result from the operation of these plants and from the wholesale purchase of materials.

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

In October 2006, the Illinois Attorney General and State Attorney of Lake County, Illinois brought suit against us alleging violations in Lake County, IL of certain storm water discharge regulations. In August 2008, we signed a consent order with the Illinois Attorney General and the State Attorney of Lake County, Illinois. Under the order, we will pay $80,000 to the Illinois Environmental Protection Agency; pay $30,000 to the State Attorney of Lake County; and make a contribution of $100,000 to the Lake County Health Department and Community Health Center Lakes Management Unit for use toward an environmental restoration project. We also agreed to implement certain management, record-keeping and reporting practices related to storm water discharges at the subject site. On October 9, 2008, the consent order was entered and the case was dismissed with prejudice.

On April 17, 2007, a securities class action suit was filed against Toll Brothers, Inc. and Robert I. Toll and Bruce E. Toll in the U.S. District Court for the Eastern District of Pennsylvania on behalf of the purported class of purchasers of our common stock between December 9, 2004 and November 8, 2005. The original plaintiff has been replaced by two new lead plaintiffs: The City of Hialeah Employees’ Retirement System and the Laborers Pension Trust Funds for Northern California. On August 14, 2007, an amended complaint was filed and the following individual defendants, who are directors and/or officers of Toll Brothers, Inc., were added to the suit: Zvi Barzilay, Joel H. Rassman, Robert S. Blank, Richard J. Braemer, Carl B. Marbach, Paul E. Shapiro and Joseph R. Sicree. The amended complaint filed on behalf of the purported class alleges that the defendants violated federal securities laws by issuing various materially false and misleading statements that had the effect of artificially inflating the market price of our stock. They further allege that the individual defendants sold shares for a substantial gain during the class period. The purported class is seeking compensatory damages, counsel fees, and expert costs.

On November 4, 2008, a shareholder derivative action was filed in the Chancery Court of Delaware against Robert I. Toll, Zvi Barzilay, Joel H. Rassman, Bruce E. Toll, Paul E. Shapiro, Robert S. Blank, Carl B. Marbach, and Richard J. Braemer. The plaintiff, Milton Pfeiffer, purports to bring his claims on behalf of Toll Brothers, Inc. and alleges that the director and officer defendants breached their fiduciary duties to us and our stockholders with respect to the stock sales alleged in the securities class action discussed above, by selling while in possession of material inside information about the Company. The plaintiff seeks contribution and indemnification from the individual director and officer defendants for any liability found against us in the securities class action suit. In addition, again purportedly on our behalf, the plaintiff seeks disgorgement of the defendants’ profits from their stock sales.

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

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended October 31, 2008.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table includes information with respect to all of our executive officers at October 31, 2008. All executive officers serve at the pleasure of our Board of Directors.

Name	Age	Positions

Robert I. Toll	67	Chairman of the Board, Chief Executive Officer and Director
Zvi Barzilay	62	President, Chief Operating Officer and Director
Joel H. Rassman	63	Executive Vice President, Treasurer, Chief Financial Officer and Director

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

Our common stock is traded on the New York Stock Exchange (Symbol: TOL).

The following table sets forth the price range of our common stock on the New York Stock Exchange for each fiscal quarter during the two years ended October 31, 2008.

	Three Months Ended
	October 31	July 31	April 30	January 31

2008
High	$27.19	$25.35	$26.13	$23.93
Low	$16.51	$16.25	$18.31	$15.49
2007
High	$25.55	$31.14	$35.64	$34.43
Low	$19.31	$21.82	$26.90	$26.79

On October 31, 2008, 2007 and 2006, the closing price of our common stock on the New York Stock Exchange was $23.12, $22.91 and $28.91, respectively.

For information regarding securities authorized for issuance under equity compensation plans, see “Equity Compensation Plan Information” in Item 12.

During the three months ended October 31, 2008, we repurchased the following shares under our repurchase program (amounts in thousands, except per share amounts):

	Issuer Purchases of Equity Securities
			Total Number	Maximum
			of Shares	Number
			Purchased as	of Shares that
	Total	Average	Part of a	May Yet be
	Number of	Price	Publicly	Purchased
	Shares	Paid per	Announced	Under the Plan
Period	Purchased(a)	Share	Plan or Program(b)	or Program(b)

August 1 to August 31, 2008	3	21.92	3	11,961
September 1 to September 30, 2008	12	24.34	12	11,949
October 1 to October 31, 2008	8	20.31	8	11,941

Total	23		23

(a)	Our stock incentive plans permit participants to exercise stock options using a “net exercise” method at the discretion of the Executive Compensation Committee of our Board of Directors. In a net exercise, we withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended October 31, 2008, the net exercise method was employed to exercise options to acquire 2,106,152 shares of our common stock; we withheld 1,079,388 of the shares subject to the options to cover $28.5 million of option exercise costs and income tax withholdings and issued the remaining 1,026,764 shares to the participants. In addition, pursuant to the provisions of the stock incentive plans, participants are permitted to use the value of the Company’s common stock that they own to pay for the exercise of options. During the three-month period ended October 31, 2008, we received 1,420 shares with an average fair market value per share of $26.47 for the exercise of 6,576 options.

(b)	On March 20, 2003, our Board of Directors authorized the repurchase of up to 20 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.

Except as set forth above, we did not repurchase any of our equity securities during the three-month period ended October 31, 2008.

We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so; rather, we will follow a policy of retaining earnings in order to finance our business and, from time to time, repurchase shares of our common stock. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our earnings, capital requirements, our operating and financial condition, and any contractual limitation then in effect. In this regard, our senior subordinated notes contain restrictions on the amount of dividends we may pay on our common stock. In addition, our bank credit agreement requires us to maintain a minimum tangible net worth (as defined in the agreement), which restricts the amount of dividends we may pay. At October 31, 2008, under the most restrictive of these provisions, we could have paid up to approximately $964.0 million of cash dividends.

At December 10, 2008, there were approximately 900 record holders of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial and housing data at and for each of the five fiscal years in the period ended October 31, 2008. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in this report beginning at page F-1, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Form 10-K.

Summary Consolidated Statements of Operations and Balance Sheets (amounts in thousands, except per share data):

Year Ended October 31:	2008	2007	2006	2005	2004

Revenues	$3,158,213	$4,646,979	$6,123,453	$5,793,425	$3,861,942

(Loss) income before income taxes	$(466,787)	$70,680	$1,126,616	$1,323,128	$647,432

Net (loss) income	$(297,810)	$35,651	$687,213	$806,110	$409,111

(Loss) earnings per share:
Basic	$(1.88)	$0.23	$4.45	$5.23	$2.75
Diluted	$(1.88)	$0.22	$4.17	$4.78	$2.52
Weighted average number of shares outstanding:
Basic	158,730	155,318	154,300	154,272	148,646
Diluted	158,730	164,166	164,852	168,552	162,330

At October 31:	2008	2007	2006	2005	2004

Cash and cash equivalents	$1,633,495	$900,337	$632,524	$689,219	$465,834

Inventory	$4,127,475	$5,572,655	$6,095,702	$5,068,624	$3,878,260

Total assets	$6,586,836	$7,220,316	$7,583,541	$6,343,840	$4,905,578

Debt:
Loans payable	$613,594	$696,814	$736,934	$250,552	$340,380
Senior debt	1,143,445	1,142,306	1,141,167	1,140,028	845,665
Senior subordinated debt	343,000	350,000	350,000	350,000	450,000
Mortgage company warehouse loan	37,867	76,730	119,705	89,674	92,053

Total debt	$2,137,906	$2,265,850	$2,347,806	$1,830,254	$1,728,098

Stockholders’ equity	$3,237,653	$3,527,234	$3,415,926	$2,763,571	$1,919,987

Housing Data

Year Ended October 31:	2008	2007	2006	2005	2004

Closings(1):
Number of homes	4,743	6,687	8,601	8,769	6,627
Value (in thousands)	$3,106,291	$4,495,600	$5,945,169	$5,759,301	$3,839,451
Revenues — percentage of completion (in thousands)	$41,873	$139,493	$170,111
Contracts:
Number of homes	2,927	4,440	6,164	10,372	8,684
Value (in thousands)	$1,608,191	$3,010,013	$4,460,734	$7,152,463	$5,641,454

At October 31:	2008	2007	2006	2005	2004

Backlog:
Number of homes	2,046	3,950	6,533	8,805	6,709
Value (in thousands)(2)	$1,325,491	$2,854,435	$4,488,400	$6,014,648	$4,433,895
Number of selling communities	273	315	300	230	220
Homesites:
Owned	32,081	37,139	41,808	35,838	29,804
Controlled	7,703	22,112	31,960	47,288	30,385

Total	39,784	59,251	73,768	83,126	60,189

(1)	Excludes 88 units and 336 units delivered in fiscal 2008 and 2007, respectively, that were accounted for using the percentage of completion accounting method with an aggregate delivered value of $86.1 million in fiscal 2008 and $263.3 million in fiscal 2007.

(2)	Net of revenues of $55.2 million and $170.1 million of revenue recognized in fiscal 2007 and 2006, respectively, under the percentage of completion accounting method. At October 31, 2008, we did not have any revenue recognized on undelivered units accounted for under the percentage of completion accounting method.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On December 4, 2008, we issued a press release and held a conference call to review the results of operations for our fiscal year ended October 31, 2008 and to discuss the current state of our business. The information and estimates contained in this report are consistent with those given in the press release and on the conference call on December 4, 2008, and we are not reconfirming or updating that information.

OVERVIEW

In fiscal 2008, we recognized $3.16 billion of revenues and recorded a net loss of $297.8 million, compared to $4.65 billion of revenues and $35.7 million of net income in fiscal 2007. The loss recognized in fiscal 2008, as compared to the income recognized in fiscal 2007, was due primarily to the higher inventory impairment charges and write-offs and joint venture impairment charges recognized in fiscal 2008, as compared to fiscal 2007, a 32% decline in revenues in fiscal 2008, as compared to fiscal 2007, and the negative impact on profit margins due to the higher sales incentives given on the homes delivered in fiscal 2008, as compared to fiscal 2007, offset in part by the positive impact on cost of sales on homes settled in fiscal 2008 from communities that had reduced inventory values as a result of impairments previously recognized. We recognized inventory impairment charges and write-offs, joint venture impairment charges and goodwill impairment charges of $848.9 million in fiscal 2008, as compared to $687.7 million in fiscal 2007. Cost of sales was reduced by approximately $121.7 million and $21.1 million in fiscal 2008 and 2007, respectively, due to reduced inventory values as a result of impairments previously recognized.

The value of net new contracts signed declined by 47% in fiscal 2008, as compared to fiscal 2007. The decrease in the value of net new contracts signed was the result of a 34% decrease in the number of net new contracts signed and a 19% decline in the average value of the contracts signed. When we report the number and value of net new contracts signed, we report such totals net of any cancellations that occur during the reporting period, whether signed in that reporting period or in a prior period. The decrease in the number of net new contracts signed was due to the slowdown in our business discussed below. The decrease in the average value of contracts signed in fiscal 2008, as compared to fiscal 2007, was due primarily to higher sales incentives given to home buyers in fiscal 2008, as compared to fiscal 2007 and a shift in the number of contracts signed to less expensive areas and/or products in fiscal 2008, as compared to fiscal 2007. During fiscal 2008, our customers cancelled 993 contracts with an aggregate sales value of $733.3 million, as compared to 1,585 cancelled contracts with an aggregate sales value of $1.17 billion in fiscal 2007. In fiscal 2008 and 2007, these cancellations represented 25.3% and 26.3%, respectively, of the gross number of contracts signed, and 31.3% and 27.9%, respectively, of the gross value of contracts signed.

Our backlog at October 31, 2008 of $1.33 billion decreased 54%, as compared to our backlog at October 31, 2007 of $2.85 billion. Backlog consists of homes under contract but not yet delivered to our home buyers for our communities accounted for using the completed contract method of accounting. Only outstanding agreements of sale that have been signed by both the home buyer and us as of the end of the period for which we are reporting are included in backlog. Of the value of backlog reported on October 31, 2007, 2006 and 2005, home buyers subsequently cancelled approximately 20.9%. 19.9% and 19.2%, respectively.

Since the fourth quarter of fiscal 2005, we have experienced a slowdown in our business. This slowdown has worsened over the past several months. The value of net new contracts signed in fiscal 2008 is 78% lower than the value of contracts signed in fiscal 2005. This slowdown, which we believe started with a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale, has been exacerbated by, among other things, a decline in the overall economy, increasing unemployment, fear of job loss, a significant decline in the securities markets, the continuing decline in home prices, the large number of homes that are or will be available due to foreclosures, the inability of some of our home buyers to sell their current home, the deterioration in the credit markets, and the direct and indirect impact of the turmoil in the mortgage loan market. We believe that the key to a recovery in our business is the return of consumer confidence and a stabilization of financial markets and home prices.

We continue to seek a balance between our short-term goal of selling homes in a tough market and our long-term goal of maximizing the value of our communities. We believe that many of our communities are in locations that are difficult to replace and in markets where approvals have been increasingly difficult to achieve. We believe that many of these communities have substantial embedded value that will be realizable in the future and that this value should not necessarily be sacrificed in the current soft market.

We are concerned about the dislocation in the secondary mortgage market. We maintain relationships with a widely diversified group of mortgage financial institutions, most of which are among the largest and, we believe, most reliable in the industry. Our buyers generally have been able to obtain adequate financing. Nevertheless, tightening credit standards have shrunk the pool of potential home buyers and the availability of certain loan products previously available to our home buyers. Mortgage market liquidity issues and higher borrowing rates may impede some of our home buyers from closing, while others may find it more difficult to sell their existing homes as their prospective buyers face the problem of obtaining a mortgage. We believe that our home buyers generally should be able to continue to secure mortgages, due to their typically lower loan-to-value ratios and attractive credit profiles, as compared to the average home buyer. Because we cannot predict the short- and long-term liquidity of the credit markets, we continue to caution that, with the uncertainties in these markets, the pace of home sales could slow further until these markets stabilize.

Based on our experience during prior downturns in the housing market, we believe that unexpected opportunities may arise in difficult times for those builders that are well-prepared. In the current challenging environment, we believe our strong balance sheet, liquidity and access to capital, our broad geographic presence, our diversified product lines, our experienced personnel and our national brand name all position us well for such opportunities now and in the future. At October 31, 2008, we had $1.63 billion of cash and cash equivalents on hand and approximately $1.32 billion available under our revolving credit facility which extends to 2011. We believe we have the resources available to fund attractive opportunities, should they arise.

When our industry recovers, we believe that we will see reduced competition from the small and mid-sized private builders who are our primary competitors in the luxury market. We believe that the access of these private builders to capital already appears to be severely constrained. We envision that there will be fewer and more selective lenders serving our industry at that time. Those lenders likely will gravitate to the home building companies that offer them the greatest security, the strongest balance sheets and the broadest array of potential business opportunities. We believe that this reduced competition, combined with attractive long-term demographics, will reward those well-capitalized builders who can persevere through the current challenging environment.

Notwithstanding the current market conditions, we believe that geographic and product diversification, access to lower-cost capital, and strong demographics have in the past and will in the future, as market conditions improve over time, benefit those builders that can control land and persevere through the increasingly difficult regulatory approval process. We believe that these factors favor the large publicly traded home building companies with the capital and expertise to control home sites and gain market share. We believe that, as builders reduce the number of home sites being taken through the approval process and this process continues to become more difficult, and if the political pressure from no-growth proponents continues to increase, our expertise in taking land through the approval process and our already approved land positions will allow us to grow in the years to come, as market conditions improve.

Because of the length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and deliver a home after a home buyer signs an agreement of sale, we are subject to many risks. We attempt to reduce certain risks by: controlling land for future development through options (also referred to herein as “land purchase contracts,” “contracts,” “purchase agreements” or “option agreements”) whenever we can, thus allowing the necessary governmental approvals to be obtained before acquiring title to the land; generally commencing construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from the buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis. Our risk reduction strategy of generally not commencing the construction of a home until we had an agreement of sale with a buyer was effective in the past, but due to the significant number of cancellations of agreements of sale, that we have had in the current downturn in the housing market, many of which were for homes on which we had commenced construction, and the increase in the number of multi-family communities that we have under construction, the number of homes under construction for which we do not have an agreement of sale has increased from our historical levels.

In response to current market conditions, we have been reevaluating and renegotiating or canceling many of our land purchase contracts. As a result, we have reduced our land position from a high of approximately 91,200 home sites at April 30, 2006, to approximately 39,800 home sites at October 31, 2008. Of the 39,800 home sites that we controlled at October 31, 2008, we owned approximately 32,100 of them. Of the 32,100 home sites owned at October 31, 2008, significant improvements have been completed on approximately 14,000 of them.

At October 31, 2008, we were selling from 273 communities compared to 315 communities at October 31, 2007. We expect to be selling from approximately 255 communities at October 31, 2009.

Given the current business climate in which we are operating and the numerous uncertainties related to sales paces, sales prices, mortgage markets, cancellations, market direction and the potential for and magnitude of future impairments, it is difficult to provide guidance for fiscal 2009. Subject to our caveats and risks reported elsewhere and the preceding caveats, we currently estimate that we will deliver between 2,000 and 3,000 homes in fiscal 2009 at an average sales price of between $600,000 and $625,000 per home. We believe that, as a result of continuing sales incentives given to our home buyers and slower sales per community, our cost of sales as a percentage of revenues, before impairment charges and write-downs, will be higher in fiscal 2009 than in fiscal 2008. Additionally, based on fiscal 2009’s lower projected revenues, our selling, general and administrative expenses, which we expect to be lower in fiscal 2009 than in fiscal 2008, will be higher as a percentage of revenues.

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventory

Inventory is stated at the lower of cost or fair value, as determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). In addition to direct land acquisition, land development and home construction costs, costs also include interest, real estate taxes and direct overhead related to development and construction, which are capitalized to inventory during the period beginning with the commencement of development and ending with the completion of construction. For those communities that have been temporarily closed, no additional interest is allocated to the community’s inventory until it re-opens and other carrying costs are expensed as incurred. Once a parcel of land has been approved for development and we open the community, it may take four to five years to fully develop, sell and deliver all the homes in one of our typical communities. Longer or shorter time periods are possible depending on the number of home sites in a community and the sales and delivery pace of the homes in a community. Our master planned communities, consisting of several smaller communities, may take up to ten years or more to complete. Because of the downturn in our business, the aforementioned estimated community lives will likely be significantly longer. Because our inventory is considered a long-lived asset under U.S. generally accepted accounting principles, we are required, under SFAS 144, to regularly review the carrying value of each of our communities and write down the value of those communities for which we believe the values are not recoverable.

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

Variable Interest Entities:  We have a significant number of land purchase contracts and several investments in unconsolidated entities which we evaluate in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” as amended by FASB Interpretation No. 46R (collectively referred to as “FIN 46”). Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a variable interest entity (“VIE”) is considered to be the primary beneficiary and must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. For land purchase contracts with sellers meeting the definition of a VIE, we perform a review to determine which party is the primary beneficiary of the VIE. This review requires substantial judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the entity’s expected profits and losses and the cash flows associated with changes in the fair value of the land under contract. At October 31, 2008, we determined that we were the primary beneficiary of two VIEs related to land purchase contracts and had recorded $20.9 million of inventory and $17.3 million of accrued expenses.

Revenue and Cost Recognition

Home Sales-Completed Contract Method:  The construction time of our homes is generally less than one year, although some homes may take more than one year to complete. Revenues and cost of revenues from these home sales are recorded at the time each home is delivered and title and possession are transferred to the buyer. Closing normally occurs shortly after construction is substantially completed. In addition, we have several high-rise/mid-rise projects which do not qualify for percentage of completion accounting in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), which are included in this category of revenues and costs.

For our standard attached and detached homes, land, land development and related costs, both incurred and estimated to be incurred in the future, are amortized to the cost of homes closed based upon the total number of homes to be constructed in each community. Any changes resulting from a change in the estimated number of homes to be constructed or in the estimated costs subsequent to the commencement of delivery of homes are allocated to the remaining undelivered homes in the community. Home construction and related costs are charged to the cost of homes closed under the specific identification method. The estimated land, common area development and related costs of master planned communities, including the cost of golf courses, net of their estimated residual value, are allocated to individual communities within a master planned community on a relative sales value basis. Any changes resulting from a change in the estimated number of homes to be constructed or in the estimated costs are allocated to the remaining home sites in each of the communities of the master planned community.

For high-rise/mid-rise projects that do not qualify for percentage of completion accounting, land, land development, construction and related costs, both incurred and estimated to be incurred in the future, are generally amortized to the cost of units closed based upon an estimated relative sales value of the units closed to the total estimated sales value. Any changes resulting from a change in the estimated total costs or revenues of the project are allocated to the remaining units to be delivered.

Forfeited customer deposits are recognized in other income in the period in which we determine that the customer will not complete the purchase of the home and when we determine that we have the right to retain the deposit.

Home Sales-Percentage of Completion Method:  During the past two years, we completed construction on four projects for which we used the percentage of completion accounting method to recognize revenues and costs; the remaining units in these projects will be accounted for using the completed contract method of accounting. Based upon the current accounting rules and interpretations, we do not believe that any of our current or future communities qualify for percentage of completion accounting. Under the provisions of SFAS 66, revenues and costs are recognized using the percentage of completion method of accounting for those communities that qualify when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not be converted to rental property, the sales proceeds are collectible and the aggregate sales proceeds and the total cost of the project can be reasonably estimated. Revenues and costs of individual projects are recognized on the individual project’s aggregate value of units for which the home buyers have signed binding agreements of sale, less an allowance for cancellations, and are based on the percentage of total estimated construction costs that have been incurred. Total estimated revenues and costs are reviewed periodically, and any change is applied to current and future periods.

Forfeited customer deposits are recognized as a reduction in the amount of revenues reversed in the period in which we determine that the customer will not complete the purchase of the home and when we determine that we have the right to retain the deposit.

Sales Incentives:  In order to promote sales of our homes, we grant our home buyers sales incentives from time-to-time. These incentives will vary by type of incentive and by amount on a community-by-community and home-by-home basis. Incentives that impact the value of the home or the sales price paid, such as special or additional options, are generally reflected as a reduction in sales revenues. Incentives that we pay to an outside party, such as paying some or all of a home buyer’s closing costs are recorded as an additional cost of revenues. Incentives are recognized at the time the home is delivered to the home buyer and we receive the sales proceeds.

Land Sales:  Land sales revenues and cost of revenues are recorded at the time that title and possession of the property have been transferred to the buyer. We recognize the pro-rata share of land sales revenues and cost of land sales revenues to entities in which we have a 50% or less interest based upon the ownership percentage attributable to the non-Company partners. Any profit not recognized in a transaction reduces our investment in the entity or is recorded as an accrued expense on our consolidated balance sheets.

OFF-BALANCE SHEET ARRANGEMENTS

We have investments in and advances to various joint ventures and to Toll Brothers Realty Trust Group (“Trust”) and Toll Brothers Realty Trust Group II (“Trust II”). At October 31, 2008, we had investments in and advances to these entities of $151.8 million, and were committed to invest or advance additional funds to these entities if needed and had guaranteed several of these entities’ indebtedness and/or loan commitments. See Note 3 of the “Notes to Condensed Consolidated Financial Statements” — “Investments in and Advances to Unconsolidated Entities” for more information regarding these entities. Our investments in these entities are accounted for using the equity method.

RESULTS OF OPERATIONS

The following table compares certain statement of operations items related to fiscal 2008, 2007 and 2006 ($ amounts in millions):

	Year Ended October 31,
	2008		2007		2006

Revenues
Completed contract	$3,106.3		$4,495.6		$5,945.2
Percentage of completion	41.9		139.5		170.1
Land sales	10.0		11.9		8.2

	3,158.2		4,647.0		6,123.5

Costs of revenues
Completed contract	2,995.7	96.4%	3,905.9	86.9%	4,263.2	71.7%
Percentage of completion	36.2	86.5%	109.0	78.1%	132.3	77.8%
Land sales	4.8	48.0%	8.1	67.9%	7.0	85.6%
Interest	88.9	2.8%	102.4	2.2%	122.0	2.0%

	3,125.6	99.0%	4,125.4	88.8%	4,524.5	73.9%

Selling, general and administrative	429.9	13.6%	516.7	11.1%	573.4	9.4%
Goodwill impairment	3.2		9.0

(Loss) income from operations	(400.5)		(4.1)		1,025.6
(Loss) earnings from unconsolidated entities	(186.4)		(40.4)		48.4
Interest and other	120.1		115.1		52.7

(Loss) income before income taxes	(466.8)		70.7		1,126.6
Income tax (benefit) provision	(169.0)		35.0		439.4

Net (loss) income	$(297.8)		$35.7		$687.2

Note:  Percentages for cost of revenues for completed contract, percentage of completion and land sales are based on the corresponding item under revenues. Percentages for interest expense and selling, general and administrative expenses are based on total revenues. Amounts may not add due to rounding.

FISCAL 2008 COMPARED TO FISCAL 2007

Unless otherwise stated, contracts signed represents a number or amount equal to the gross number or amount of contracts signed during the relevant period, less the number or amount of contracts cancelled during the relevant period, which includes contracts that were signed during the relevant period and contracts signed in prior periods.

Revenues and Costs — Completed Contract

Revenues in fiscal 2008 were lower than those for fiscal 2007 by $1.39 billion, or 31%. The decrease was primarily attributable to a 29% decrease in the number of homes delivered and a 3% decrease in the average price of the homes delivered. The decrease in the number of homes delivered was primarily due to the lower backlog of homes at October 31, 2007 as compared to October 31, 2006. This lower backlog of homes was primarily the result of a 28% decrease in the number of net new contracts signed in fiscal 2007 over fiscal 2006. The decline in the average price of the homes delivered in fiscal 2008, as compared to fiscal 2007, was due primarily to higher sales incentives given on homes closed in fiscal 2008, as compared to fiscal 2007, which was offset by the settlement of units in several of our higher-priced high rise projects (not accounted for under the percentage of completion accounting method) in fiscal 2008 that did not have settlements in fiscal 2007, and a shift in product mix during fiscal 2008 to higher-priced product. Sales incentives given on homes delivered in fiscal 2008 averaged $70,200 per home, as compared to $34,100 per home in fiscal 2007.

The aggregate value of net new sales contracts signed decreased 46% in fiscal 2008, as compared to fiscal 2007. The value of net new sales contracts signed was $1.61 billion (2,922 homes) in fiscal 2008 and $2.99 billion (4,413 homes) in fiscal 2007. The decrease in fiscal 2008 was the result of a 34% decrease in the number of net new contracts signed and a 19% decrease in the average value of each contract signed. We believe the decrease in the number of new contracts signed was attributable to the overall softening of demand for new homes. (See “Overview” above for an expanded discussion related to the decrease in the number of signed contracts and the slowdown in our business.)

The decrease in the average value of net new contracts signed in fiscal 2008, as compared to fiscal 2007, was due primarily to higher sales incentives given to home buyers in fiscal 2008, as compared to fiscal 2007, and a shift in the number of contracts signed to less expensive areas and/or products in fiscal 2008, as compared to fiscal 2007. At October 31, 2008, we were offering sales incentives that averaged approximately 9.5% of the sales price of the home, as compared to an average of approximately 7.5% at October 31, 2007.

At October 31, 2008, our backlog of homes under contract was $1.33 billion (2,046 homes), 53% lower than our $2.82 billion (3,867 homes) backlog at October 31, 2007. The decrease in backlog at October 31, 2008 compared to our backlog at October 31, 2007 was primarily attributable to a lower backlog at October 31, 2007, as compared to the backlog at October 31, 2006, and the decrease in the value and number of net new contracts signed in fiscal 2008, as compared to fiscal 2007, offset in part by lower deliveries in fiscal 2008, as compared to fiscal 2007.

Home costs, including inventory impairment charges and write-offs but before interest, as a percentage of home sales revenue were 96.4% in fiscal 2008, as compared to 86.9% in fiscal 2007. In fiscal 2008 and 2007, we recognized inventory impairment charges and write-offs of $645.0 million and $619.5 million, respectively. Excluding inventory impairment charges and write-offs, cost of revenues was 75.7% in fiscal 2008, as compared to 73.1% in fiscal 2007. The increase in the cost of revenues percentage before inventory impairment charges and write-offs was due primarily to higher sales incentives on the homes delivered and higher overhead costs per home due to decreased construction activity, offset in part by the positive impact on cost of sales on homes settled in fiscal 2008 from communities that had reduced inventory values as a result of impairments previously recognized.

Revenues and Costs — Percentage of Completion

In fiscal 2008 and 2007, we recognized $41.9 million and $139.5 million of revenues, respectively, and $36.2 million and $109.0 million of costs (excluding interest), respectively, on projects accounted for using the percentage of completion method. This decline in revenues in fiscal 2008 was primarily the result of the delivery of available units to be sold in projects accounted for using the percentage of completion method and the lack of new projects that qualify under the accounting rules for the application of the percentage of completion accounting method. During the past two years, we completed construction on four projects for which we used the percentage of completion accounting method to recognize revenues and costs; the remaining units in these projects will be accounted for using the completed contract method of accounting. Based upon the current accounting rules and interpretations, we do not believe that any of our current or future communities qualify for the percentage of completion accounting method.

Revenues and Costs — Land Sales

We are developing several communities in which we expect to sell a portion of the land to other builders or unrelated entities. The amount and profitability of land sales will vary from year to year depending upon the sale and delivery of the specific land parcels. In fiscal 2008 and 2007, we recognized $10.0 million and $11.9 million of land sales revenues, respectively, and $4.8 million and $8.1 million of costs (excluding interest), respectively.

Interest Expense

In our homebuilding operations that are accounted for using the completed contract method of accounting, we determine interest expense on a specific lot-by-lot basis, and for land sales, on a parcel-by-parcel basis. As a percentage of total revenues, interest expense varies depending on many factors, including the period of time that we owned the land, the length of time that the homes delivered during the period were under construction, and the interest rates and the amount of debt carried by us in proportion to the amount of our inventory during those periods.

For projects that used the percentage of completion method of revenue recognition, we determined interest expense based on the total estimated interest for the project and the percentage of total estimated construction costs that had been incurred. Any change in the estimated interest expense for the project was applied to current and future periods from the date the estimate was made.

Interest expense as a percentage of revenues was 2.8% of total revenues in fiscal 2008, as compared to 2.2% in fiscal 2007. The increase in interest expense as a percentage of revenues in fiscal 2008 was due to the added length of time that the homes delivered in fiscal 2008 remained in inventory and accumulated additional capitalized interest. In addition, as our inventory has been reduced, there is less available inventory to which we allocate the interest incurred.

Selling, General and Administrative Expenses (“SG&A”)

As a percentage of revenues, SG&A was 13.6% in fiscal 2008, as compared to 11.1% in fiscal 2007. SG&A spending decreased by $86.8 million, or 16.8%, in fiscal 2008, as compared to fiscal 2007. The reduction in spending was due primarily to reduced compensation costs and reduced costs for advertising, promotions and marketing.

Goodwill Impairment

During fiscal 2008, due to the continued decline of the Nevada and Florida housing markets, we re-evaluated the carrying value of goodwill associated with the acquisition of two small home builders in these markets. During fiscal 2007, due to the continued decline of the Detroit housing market, we re-evaluated the carrying value of goodwill associated with the acquisition of a small home builder. We estimated the fair value of our assets in these markets, including goodwill. Fair value was determined based on the discounted future cash flow expected to be generated in these markets. Based upon this evaluation and our expectation that these markets would not recover for a number of years, we determined that the related goodwill had been impaired. We recognized $3.2 million and $9.0 million of impairment charges in fiscal 2008 and 2007, respectively. After recognizing these charges, we do not have any goodwill remaining on our balance sheet at October 31, 2008.

Losses From Unconsolidated Entities

We are a participant in several joint ventures and in the Trust and Trust II. We recognize our proportionate share of the earnings and losses from these entities. Many of our joint ventures are land development projects or high-rise/mid-rise construction projects and do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, the joint ventures generally, over a relatively short period of time, are expected to generate revenues and earnings until all the assets of the entities are sold. Because there is not a steady flow of revenues and earnings from these entities, the operating results recognized from these entities will vary significantly from quarter to quarter and year to year.

In fiscal 2008, we recognized $186.4 million of losses from unconsolidated entities as compared to $40.4 million of losses in fiscal 2007. The loss in fiscal 2008 was the result of $200.7 million of impairment charges related to seven of our investments in unconsolidated entities. The loss in fiscal 2007 was attributable to $59.2 million of impairment charges related to two of our investments in unconsolidated entities.

Interest and Other Income

For fiscal 2008 and 2007, interest and other income was $120.1 million and $115.1 million, respectively. The increase in other income in fiscal 2008, as compared to fiscal 2007, was primarily due to the recognition in fiscal 2008 of a gain of $40.2 million related to the receipt of proceeds from a condemnation judgment in the Company’s favor, and higher interest income, offset, in part, by $24.7 million of gains from the sales of our cable TV and broadband internet businesses and our security monitoring business, higher retained customer deposits, higher income from ancillary businesses and higher management fees in fiscal 2007.

(Loss) Income Before Income Taxes

For fiscal 2008, we reported a loss before income tax benefits of $466.8 million, as compared to $70.7 million of income before income taxes for fiscal 2007.

Income Taxes

In fiscal 2008, an income tax benefit was provided at an effective rate of 36.2%. In fiscal 2007, an income tax provision was provided at an effective rate of 49.6%. The effective tax rates for fiscal 2008 and 2007 are not comparable because of the impact of the individual components that comprise the benefit for income taxes that was recognized in fiscal 2008 related to our reported loss in fiscal 2008 and the impact of the individual components that comprise the provision for income taxes that was recognized in fiscal 2007 related to our reported income in fiscal 2007. See Note 7 to the “Notes to Consolidated Financial Statements,” “Income Taxes,” for additional information regarding the change in the income tax rates and the impact on the financial statements.

Geographic Segments

We operate in four geographic segments around the United States: the North, consisting of Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, New York, and Rhode Island; the Mid-Atlantic, consisting of Delaware, Maryland, Pennsylvania, Virginia and West Virginia; the South, consisting of Florida, Georgia, North Carolina, South Carolina, and Texas; and the West, consisting of Arizona, California, Colorado and Nevada. We acquired and opened our first communities for sale in Georgia in fiscal 2007. We stopped selling homes in Rhode Island in the first quarter of fiscal 2008 and delivered our last home there in fiscal 2008. Our operations in Rhode Island were immaterial to the North geographic segment.

The following table summarizes by geographic segment total revenues and (loss) income before income taxes for each of the years ended October 31, 2008 and 2007 ($ amounts in millions):

					(Loss) Income Before
	Revenues				Income Taxes
	2008 Units	2007 Units	2008	2007	2008	2007

North(a)	1,300	1,467	$932.9	$1,087.7	$0.9	$51.2
Mid-Atlantic(b)	1,443	2,137	881.0	1,340.6	(10.9)	206.4
South(c)	1,095	1,631	562.1	976.9	(170.0)	(20.4)
West(d)	905	1,452	782.2	1,241.8	(190.5)	(87.9)
Corporate and other					(96.3)	(78.6)

Total	4,743	6,687	$3,158.2	$4,647.0	$(466.8)	$70.7

(a)	Includes percentage of completion revenues of $37.5 million and $91.0 million in fiscal 2008 and 2007, respectively, and land revenues of $1.0 million and $3.5 million in fiscal 2008 and 2007, respectively.

(b)	Includes land revenues of $2.4 million and $2.3 million in fiscal 2008 and 2007, respectively.

(c)	Includes percentage of completion revenues of $4.4 million and $48.5 million in fiscal 2008 and 2007, respectively, and land revenues of $1.6 million and $6.1 million in fiscal 2008 and 2007, respectively.

(d)	Includes land revenues of $5.1 million in fiscal 2008.

North

Revenues in fiscal 2008 were lower than those in fiscal 2007 by $154.8 million, or 14%. The decrease in revenues was attributable to a decrease of $53.5 million in percentage of completion revenues and an 11% decrease in the number of homes delivered, partially offset by a 2% increase in the average price of homes delivered. The decrease in the number of homes delivered in the year ended October 31, 2008, as compared to fiscal 2007, was primarily due to lower backlog at October 31, 2007, as compared to October 31, 2006. The decline in backlog at October 31, 2007, as compared to October 31, 2006, was due primarily to an 11% decrease in the number of new contracts signed in fiscal 2007 over fiscal 2006. The increase in the average price of homes delivered in the year ended October 31, 2008, as compared to the year ended October 31, 2007, was primarily due to closings during fiscal 2008 in several high-rise completed contract communities in the New York and New Jersey urban markets, which had higher average prices than our typical product; we did not have any closings of this type of product in fiscal 2007. Excluding these deliveries, the average price of homes delivered in fiscal 2008 decreased 9%, as compared to fiscal 2007, primarily due to higher sales incentives and a shift in the number of settlements to less expensive products and/or locations in fiscal 2008.

The value of net new contracts signed during the year ended October 31, 2008 was $412.8 million, a 60% decline, from the $1.03 billion of net new contracts signed during the year ended October 31, 2007. The decline in fiscal 2008, as compared to fiscal 2007, was due to a 50% decrease in the number of net new contracts signed and a 20% decrease in the average value of each contract. The decrease in the number of net new contracts signed in fiscal

2008 was primarily due to the continued slowdown in the housing market. The decline in the average sales price was primarily the result of: fewer net new contracts signed in the New York and New Jersey urban markets, which had higher average prices than our typical product, as several communities in these areas sold out in fiscal 2007; higher sales incentives given during the year ended October 31, 2008, as compared to the year ended October 31, 2007; and a shift in the number of contracts signed to less expensive product in fiscal 2008, as compared to fiscal 2007. The number of contract cancellations for the year ended October 31, 2008, was 271, as compared to 251 in the year ended October 31, 2007.

We reported $0.9 million of income before income taxes in the year ended October 31, 2008, as compared to income before income taxes of $51.2 million in the year ended October 31, 2007. The decrease in income was due to a $46.2 million loss from unconsolidated entities in fiscal 2008, as compared to $15.7 million of income in fiscal 2007, and lower revenues in fiscal 2008, as compared to fiscal 2007, offset, in part by the recognition of a $9.0 million charge for goodwill impairment in the first quarter of fiscal 2007, and lower selling, general and administrative costs and lower costs of revenues as a percentage of revenues in fiscal 2008, as compared to fiscal 2007. The loss from unconsolidated entities includes $57.9 million of impairment charges in fiscal 2008 related to two of these unconsolidated entities. The lower cost of revenues as a percentage of revenues in the year ended October 31, 2008, as compared to the year ended October 31, 2007, was primarily the result of lower inventory impairment charges recognized in fiscal 2008. In fiscal 2008, we recorded $112.5 million of inventory impairments, as compared to $122.9 million in fiscal 2007.

Mid-Atlantic

Revenues in fiscal 2008 were lower than those in fiscal 2007 by $459.6 million, or 34%. The decrease in revenues for the year ended October 31, 2008 was attributable to a 32% decrease in the number of homes delivered (primarily in Virginia and Pennsylvania), and a 3% decrease in the average sales price of the homes delivered. The decrease in the number of homes delivered in fiscal 2008 was primarily due to a lower backlog at October 31, 2007, as compared to October 31, 2006. The decrease in the backlog of homes at October 31, 2007 was primarily the result of a 23% decrease in the number of net new contracts signed in fiscal 2007 over fiscal 2006. The decrease in the average price of the homes delivered in fiscal 2008, as compared to fiscal 2007, was primarily due to higher sales incentives given in fiscal 2008, as compared to fiscal 2007.

The value of net new contracts signed during fiscal 2008 of $564.2 million decreased 41% from the $950.4 million of net new contracts signed in fiscal 2007. The decline was due to a 32% decrease in the number of net new contracts signed and a 13% decrease in the average value of each contract. The decrease in the number of net new contracts signed was due primarily to continued weak demand, partially offset by lower cancellations for the year ended October 31, 2008, as compared to the year ended October 31, 2007. The number of contract cancellations decreased from 268 in fiscal 2007 to 205 in fiscal 2008. The decrease in the average value of each contract was primarily attributable to higher sales incentives given in fiscal 2008, as compared to fiscal 2007, and a shift in the number of contracts signed to less expensive products in Maryland and Virginia in fiscal 2008, as compared to fiscal 2007.

We reported a loss before income taxes of $10.9 million for the year ended October 31, 2008, as compared to income before income taxes of $206.4 million for the year ended October 31, 2007. This decline was primarily due to a decline in revenues and higher cost of revenues as a percentage of revenues in fiscal 2008, as compared to fiscal 2007, offset, in part, by lower selling, general and administrative expenses. For fiscal 2008, cost of revenues before interest as a percentage of revenues was 91.1%, as compared to 76.4% in fiscal 2007. The increase in the fiscal 2008 percentage was primarily the result of the higher inventory impairment charges recognized and increased sales incentives given to home buyers on the homes delivered. We recognized inventory impairment charges of $136.4 million in the year ended October 31, 2008, as compared to $72.3 million in the year ended October 31, 2007. As a percentage of revenues, higher sales incentives increased cost of revenues approximately 3.6% in fiscal 2008, as compared to fiscal 2007.

South

Revenues for the year ended October 31, 2008 were lower than those for the year ended October 31, 2007 by $414.8 million, or 42%. The decrease in revenues was attributable to a 33% decrease in the number of homes delivered, a 10% decrease in the average selling price of the homes delivered, and a reduction in percentage of completion revenues of $44.1 million. The decrease in the number of homes delivered was primarily attributable to our Florida operations, where we had a lower number of homes in backlog at October 31, 2007, as compared to October 31, 2006. The decrease in the backlog of homes at October 31, 2007 for the entire segment was primarily the result of a 36% decrease in the number of net new contracts signed in fiscal 2007 over fiscal 2006. The decrease in the average price of the homes delivered in fiscal 2008, as compared to fiscal 2007, was due to higher sales incentives given to home buyers and a greater percentage of this segment’s settlements shifting to less expensive areas, primarily in Florida.

The value of net new contracts signed in fiscal 2008 was $326.1 million, a 29% decline from the $457.3 million of net new contracts signed in fiscal 2007. The decline was due to a 21% decrease in the number of net new contracts signed and a 10% decrease in the average value of each contract. The decrease in the number of net new contracts signed was attributable to the overall continued weak market conditions in North Carolina, South Carolina and Texas. In Florida, the number of net new contracts signed in fiscal 2008 increased 62% as compared to fiscal 2007. The increase in the number of net new contracts signed in Florida was due primarily to the decrease in the number of cancellations from 348 in fiscal 2007 to 118 in fiscal 2008. The number of cancellations in this geographic segment for the years ended October 31, 2008 and 2007 was 250 and 457, respectively. The decrease in the average value of each contract signed in fiscal 2008, as compared to fiscal 2007, for this geographic segment was primarily due to lower average sales prices in Florida, which was the result of higher sales incentives and a shift in the number of contracts signed to less expensive areas and products in fiscal 2008, as compared to fiscal 2007. In addition, the average value of each contract signed in Florida for the year ended October 31, 2008 was negatively impacted by cancellations at high-rise projects in fiscal 2008, which carried a higher average value per cancelled contract. The decreases in Florida’s average value of each contract signed were offset, in part, by an increase in the average value of contracts signed in North Carolina, which was primarily due to a shift in the number of contracts signed to more expensive products in fiscal 2008, as compared to fiscal 2007.

We reported losses before income taxes for the years ended October 31, 2008 and 2007, of $170.0 million and $20.4 million, respectively. The increase in the loss was primarily due to a decline in revenues and higher cost of revenues as a percentage of revenues in fiscal 2008, as compared to fiscal 2007, partially offset by lower selling, general and administrative expenses in fiscal 2008, as compared to fiscal 2007. Cost of revenues before interest as a percentage of revenues was 116.3% for the year ended October 31, 2008, as compared to 92.3% in fiscal 2007. The increase in the fiscal 2008 percentage was primarily due to the higher inventory impairment charges recognized as well as increased sales incentives given to home buyers on the homes delivered during fiscal 2008, as compared to fiscal 2007. For the years ended October 31, 2008 and 2007, we recorded $200.1 million and $151.4 million, respectively, of inventory impairments. As a percentage of revenues, higher sales incentives increased cost of revenues approximately 4.7% in fiscal 2008, as compared to fiscal 2007.

West

Revenues in fiscal 2008 were lower than those in fiscal 2007 by $459.6 million, or 37%. The decrease in revenues was attributable to a 38% decrease in the number of homes delivered. The decrease in the number of homes delivered was primarily attributable to the lower number of homes in backlog at October 31, 2007, as compared to October 31, 2006, partially offset by a decrease in the number of contract cancellations in fiscal 2008 as compared to fiscal 2007. The decrease in the backlog of homes at October 31, 2007 was primarily the result of a 51% decrease in the number of net new contracts signed in fiscal 2007 over fiscal 2006.

The value of net new contracts signed during the year ended October 31, 2008 was $305.1 million, a 47% decline, from $573.0 million of the net new contracts signed during the year ended October 31, 2007. The decline was due primarily to a 20% decrease in the number of net new contracts signed and a 33% decrease in the average value of each contract. The decrease in the number of net new contracts signed was primarily due to the continued depressed market conditions. In fiscal 2008, there were 267 contract cancellations, as compared to 608 in fiscal

2007. The decrease in the average value of each contract signed was attributable to increases in sales incentives given in fiscal 2008, as compared to fiscal 2007 and, in Arizona, in fiscal 2008, the higher average value of the contracts cancelled, which resulted in a significantly lower average value of net new contracts signed in Arizona.

We reported losses before income taxes for the years ended October 31, 2008 and 2007, of $190.5 million and $87.9 million, respectively. The increase in the loss was attributable to lower revenues and higher cost of revenues as a percentage of revenues in fiscal 2008, as compared to fiscal 2007, and an increase in impairment charges related to unconsolidated entities in which we have investments from $59.2 million in fiscal 2007 to $141.3 million in fiscal 2008. For the years ended October 31, 2008 and 2007, cost of revenues before interest as a percentage of revenues was 100.1% and 93.4%, respectively. The increase in the fiscal 2008 percentages was primarily the result of increased sales incentives given to home buyers on the homes delivered and higher inventory impairment charges as a percentage of revenues, partially, offset by the positive impact on the cost of sales percentage on homes settled in fiscal 2008 from communities that had reduced inventory values as a result of impairments previously recognized. As a percentage of revenues, higher sales incentives increased cost of revenues approximately 7.3% in fiscal 2008, as compared to fiscal 2007. We recognized inventory impairment charges of $196.0 million in fiscal 2008, as compared to $273.0 million in fiscal 2007. This segment benefited from the recognition of $40.2 million of income in fiscal 2008 related to the receipt of proceeds from a favorable condemnation judgment on property we controlled in this segment.

Corporate and Other

Corporate and Other realized a loss before income taxes for the year ended October 31, 2008 of $96.3 million, an increase of $17.7 million from the $78.6 million loss before income taxes reported for the year ended October 31, 2007. This increase was primarily the result of a $24.7 million gain realized from the sale of our cable TV and broadband internet business and security business in fiscal 2007 and lower management fee income in fiscal 2008, as compared to fiscal 2007, partially offset by higher interest income and lower corporate general and administrative expenses in fiscal 2008, as compared to fiscal 2007.

FISCAL 2007 COMPARED TO FISCAL 2006

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

The value of contracts signed in fiscal 2007 was $2.99 billion (4,413 homes). This represented a 32.2% decrease compared to the value of contracts signed in fiscal 2006 of $4.40 billion (6,099 homes). The decrease was attributable to a 27.6% decrease in the number of contracts signed in fiscal 2007 as compared to fiscal 2006, and a 6.3% decrease in the average value of each contract signed in fiscal 2007 as compared to fiscal 2006. We believe the decrease in the number of contracts signed was attributable to the increased number of cancellations, a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale. The value of contracts cancelled in fiscal 2007 (including those signed in fiscal 2007 and those signed in prior periods but not cancelled until fiscal 2007) as a percentage of the gross value of contracts signed in fiscal 2007 was 27.9%, as compared to 17.8% in fiscal 2006.

We believe this slowdown was attributable to a decline in consumer confidence, an overall softening of demand for new homes, an oversupply of homes available for sale, the inability of some of our home buyers to sell their current home and the direct and indirect impact of the turmoil in the mortgage loan market. We attributed the reduction in demand to concerns on the part of prospective home buyers about the direction of home prices, due in part to the constant media attention with regard to the potential of mortgage foreclosures, many home builders’

advertising price reductions and increased sales incentives, and concerns by prospective home buyers about being able to sell their existing homes. In addition, we believed speculators and buyers who bought homes as an investment were no longer helping to fuel demand. We tried to avoid selling homes to speculators, and we generally did not build detached homes without having a signed agreement of sale and receiving a substantial down payment from a buyer. Nonetheless, we were impacted by an overall increase in the supply of homes available for sale in many markets, as speculators attempted to sell the homes they previously purchased or cancelled contracts for homes under construction, and as those builders that as part of their business strategy were building homes in anticipation of capturing additional sales in a demand-driven market, attempted to reduce their inventories by lowering prices and adding incentives. In addition, based on the high cancellation rates reported by us and by other builders, non-speculative buyer cancellations were also adding to the supply of homes in the marketplace. The decline in the average sales price of new sales contracts signed was due primarily to a shift in the number of contracts signed to less expensive areas and/or smaller homes and the effect of increased sales incentives in fiscal 2007, as compared to fiscal 2006.

At October 31, 2007, our backlog of homes under contract accounted for under the completed contract method of accounting was $2.82 billion (3,867 homes), 34.8% lower than the $4.33 billion (6,141 homes) in backlog at October 31, 2006. The decrease in backlog at October 31, 2007, as compared to the backlog at October 31, 2006, was primarily attributable to a lower backlog at October 31, 2006, as compared to the backlog at October 31, 2005, and the decrease in the value and number of contracts signed in fiscal 2007, as compared to fiscal 2006, offset in part by the lower number of deliveries in fiscal 2007, as compared to fiscal 2006.

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

Revenues and Costs — Percentage of Completion

We were developing several projects for which we recognized revenues and costs using the percentage of completion method of accounting. Revenues and costs of individual projects were recognized on the individual project’s aggregate value of units for which home buyers had signed binding agreements of sale and were based on the percentage of total estimated construction costs that had been incurred. Total estimated revenues and construction costs were reviewed periodically, and any changes were applied to current and future periods. In fiscal 2007 and 2006, we recognized $139.5 million and $170.1 million of revenues, respectively, and $109.0 million and $132.3 million of costs, respectively, on these projects. In fiscal 2007, cost of revenues as a percentage of revenues recognized of 78.1% was slightly higher than the fiscal 2006 percentage of 77.8%. The increase was due primarily to cost increases and a change in the mix of revenues recognized in fiscal 2007 to more costly projects. In fiscal 2007, we delivered $263.3 million (336 homes) in projects for which we are using the percentage of completion method of accounting.

At October 31, 2007, our backlog of homes in communities that we accounted for using the percentage of completion method of accounting was $30.2 million (net of $55.2 million of revenue recognized) compared to $154.3 million at October 31, 2006 (net of $170.1 million of revenue recognized). The decline in the backlog at October 31, 2007 was primarily the result of the recognition of revenues and a decline in contracts signed.

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

For projects that used the percentage of completion method of accounting, interest expense was determined based on the total estimated interest for the project and the percentage of total estimated construction costs that had been incurred. Any change in the estimated interest expense for the project was applied to current and future periods from the date the estimate was made.

Interest expense as a percentage of revenues was 2.2% in fiscal 2007, as compared to 2.0% in fiscal 2006.

Selling, General and Administrative Expenses (“SG&A”)

SG&A spending decreased by $56.7 million, or 10% in fiscal 2007, as compared to fiscal 2006. The reduction in spending was due primarily to cost reductions, offset in part by the expenses resulting from the increased number of communities from which we were operating during fiscal 2007, as compared to fiscal 2006. At October 31, 2007, we had 315 selling communities, a 5% increase over the 300 selling communities we had at October 31, 2006.

Goodwill Impairment

During fiscal 2007, due to the continued decline of the Detroit market, we re-evaluated the carrying value of goodwill associated with a 1999 acquisition. We estimated the fair value of our assets in this market, including goodwill. Fair value was determined based on the discounted future cash flow expected to be generated in this market. Based upon this evaluation and our expectation that this market would not recover for a number of years, we determined that the related goodwill was impaired. We recognized a $9.0 million impairment charge in fiscal 2007. After recognizing this charge, we did not have any goodwill remaining from this acquisition.

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

Interest and Other Income

In fiscal 2007, we recognized $115.1 million of interest and other income, as compared to $52.7 million in fiscal 2006. The $62.5 million increase in fiscal 2007 was primarily the result of the recognition into income of $36.5 million of retained customer deposits in fiscal 2007, as compared to $15.4 million in fiscal 2006, a $14.8 million gain realized from the sale of our security business, a $9.9 million gain realized from the sale of our cable TV and broadband Internet business, and an $8.8 million increase in interest income in fiscal 2007, as compared to 2006.

Income Before Income Taxes

Income before taxes in fiscal 2007 was $70.7 million, a decrease of 93.7% from the $1.13 billion earned in fiscal 2006.

Income Taxes

Income taxes were provided at an effective rate of 49.6% in fiscal 2007, as compared to 39.0% in fiscal 2006. The increase in the effective tax rate in fiscal 2007, as compared to fiscal 2006 was due primarily to lower pretax income reported in fiscal 2007, as compared to fiscal 2006 and the greater impact of individual components of the provision for income taxes on the overall rate in fiscal 2007, as compared to the fiscal 2006 rate. The effective state income tax rate for fiscal 2007 was 21.4%, as compared to 7.0% in fiscal 2006. The increase in the state tax rate was the result of the allocation of our income and losses to the various taxing jurisdictions in which we operate and the tax rates in those jurisdictions. In addition, in fiscal 2007, we reported higher tax-free income, an increase in our estimated interest provided on anticipated tax assessments and a lower amount of expiring state tax provisions, as compared to fiscal 2006. We also recognized $8.7 million and $10.3 million of manufacturing and other tax credits in fiscal 2007 and fiscal 2006, respectively. As a percentage of income before taxes, the 2007 credits were significantly higher then the fiscal 2006 percentage. See Note 7 to the “Notes to Consolidated Financial Statements”, “Income Taxes,” for additional information regarding the change in the income tax rates and the impact on the financial statements.

Geographic Segments

We operate in four geographic segments around the United States: the North, consisting of Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, New York, Ohio and Rhode Island; the Mid-Atlantic, consisting of Delaware, Maryland, Pennsylvania, Virginia and West Virginia; the South, consisting of Florida, Georgia, North Carolina, South Carolina, and Texas; and the West, consisting of Arizona, California, Colorado and Nevada. We stopped selling homes in Ohio in fiscal 2005 and delivered our last home in that state in fiscal 2006. Our operations in Ohio were immaterial to the North segment. We acquired and opened for sale our first communities in Georgia in fiscal 2007.

The following table summarizes by geographic segments total revenues and income (loss) before income taxes for each of the years ended October 31, 2007 and 2006 ($ amounts in millions):

					Income (Loss)
	Revenues				Before Income Taxes
	2007 Units	2006 Units	2007	2006	2007	2006

North(a)	1,467	1,983	$1,087.7	$1,444.2	$51.2	$281.9
Mid-Atlantic(b)	2,137	2,697	1,340.6	1,777.9	206.4	491.8
South(c)	1,631	2,017	976.9	1,192.4	(20.4)	161.8
West	1,452	1,904	1,241.8	1,709.0	(87.9)	338.5
Corporate and other					(78.6)	(147.4)

Total	6,687	8,601	$4,647.0	$6,123.5	$70.7	$1,126.6

(a)	Includes percentage of completion revenues of $91.0 million and $110.3 million in fiscal 2007 and 2006, respectively, and land sales revenues of $3.5 million and $0.4 million in fiscal 2007 and 2006, respectively.

(b)	Includes land sales revenues of $2.3 million and $0.2 million in fiscal 2007 and 2006, respectively.

(c)	Includes percentage of completion revenues of $48.5 million and $59.8 million in fiscal 2007 and 2006, respectively, and land sales revenues of $6.1 million and $7.4 million in fiscal 2007 and 2006, respectively.

North

Revenues in fiscal 2007 were lower than those for fiscal 2006 by $356.5 million, or 25%. The decrease in revenues was attributable to a 26% decrease in the number of homes delivered and a reduction in percentage of completion revenues of $19.3 million, offset, in part, by a 1% increase in the average price of the homes delivered. Approximately 75% of the decrease in revenues related to the New Jersey suburban markets, where the number of homes delivered decreased 37% and the average price of the homes delivered decreased 6%. The decrease in the number of homes delivered in fiscal 2007, as compared to fiscal 2006, was primarily due to the lower backlog of homes at October 31, 2006, as compared to October 31, 2005, which was the result of a 27% decrease in the number of new contracts signed in fiscal 2006 over fiscal 2005, and the increased cancellation rates by home buyers in fiscal 2007, as compared to the rates in fiscal 2006.

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

Mid-Atlantic

Revenues in fiscal 2007 were lower than those for fiscal 2006 by $437.3 million, or 25%. The decrease in revenues was attributable to a 21% decrease in the number of homes delivered (primarily in Virginia), and a 5% decrease in the average sales price of the homes delivered. The decrease in the number of homes delivered was primarily due to the lower backlog of homes at October 31, 2006, as compared to October 31, 2005. The decrease in the backlog of homes was primarily the result of a 43% decrease in the number of net new contracts signed in fiscal 2006 over fiscal 2005, due to weak demand and a significantly higher number of contract cancellations in fiscal 2006, as compared to fiscal 2005. The decrease in the average price of the homes delivered in the fiscal year 2007, as compared to fiscal 2006, was primarily related to a change in the mix of communities delivering homes in Maryland to a lower price point product.

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

Income before income taxes in fiscal 2007 was $206.4 million, a decrease of $285.4 million from the $491.8 million reported for fiscal 2006. This decrease was attributable to lower revenues and higher cost of revenues in fiscal 2007, as compared to fiscal 2006. For the years ended October 31, 2007 and 2006, cost of revenues before interest as a percentage of revenues was 76.4% and 65.3%, respectively. The increase in the fiscal 2007 percentage was primarily the result of the higher amount of inventory impairment charges recognized, increased sales incentives given to home buyers on the homes delivered and higher land costs as a percentage of the revenues from homes delivered. We recognized inventory impairment charges of $72.3 million and $7.7 million in fiscal 2007 and 2006, respectively. The higher sales incentives and land costs increased cost of revenues as a percentage of revenues approximately 3.4% and 1.8%, respectively.

South

Revenues in fiscal 2007 were lower than those of fiscal 2006 by $215.5 million, or 18%. The decrease in revenues was attributable to a 19% decrease in the number of homes delivered and a reduction in percentage of completion revenues of $11.3 million, partially offset by a 1% increase in the average selling price of the homes delivered. The decrease in the number of homes delivered in fiscal 2007, as compared to fiscal 2006, was primarily attributable to our Florida operations, where we had a lower number of homes in backlog at October 31, 2006, as compared to October 31, 2005 and increased cancellations rates by home buyers in 2007 versus 2006.

For the year ended October 31, 2007, the value of net new contracts signed was $457.3 million, as compared to $800.3 million in the comparable period of fiscal 2006, a decrease of 43%. The decline was due to decreases in the number of net new contracts signed and the average value of each contract of 36% and 11%, respectively. The decrease in the number of net new contracts signed was attributable to weak market conditions, especially in Florida, and a significantly higher number of contract cancellations. In fiscal years 2007 and 2006, the cancellation rate in Florida was 60.7% and 28.2%, respectively. For the entire region, the cancellation rate was 35.5% and 20.3% for the years ended October 31, 2007 and 2006, respectively. The decrease in the average sales price was primarily due to a shift in the number of contracts to areas with lower priced homes in fiscal 2007 compared to fiscal 2006.

We reported a loss before income taxes for the year ended October 31, 2007 of $20.4 million, as compared to income before taxes of $161.8 million in fiscal 2006. This decrease was primarily due to a higher cost of revenues as a percentage of total revenues in fiscal 2007, as compared to fiscal 2006, partially offset by higher retained customer deposits on contract cancellations. Cost of revenues before interest as a percentage of revenues was 92.3% in fiscal 2007, as compared to 77.5% in fiscal 2006. The increase in the fiscal 2007 percentage was primarily due to the higher amount of inventory impairment charges recognized, increased sales incentives given to home buyers on the homes delivered, offset, in part, by lower overhead costs. In fiscal 2007 and 2006, we recognized inventory impairment charges of $151.4 million and $16.6 million, respectively. As a percentage of revenues, higher sales incentives increased cost of revenues approximately 3.9% while lower overhead costs decreased the costs of revenues approximately 2.6%.

West

Revenues in fiscal 2007 were lower than those for fiscal 2006 by $467.2 million, or 27%. The decrease in revenues was attributable to declines in the number of homes delivered and in the average price of homes delivered of 24% and 5%, respectively. The decrease in the number of homes delivered was primarily attributable to the lower number of homes in backlog at October 31, 2006, as compared to October 31, 2005, a significantly higher number of contract cancellations in fiscal 2007 than in fiscal 2006 and higher sales incentives in fiscal 2007 versus 2006.

The value of net new contracts signed in the year ended October 31, 2007 of $573.0 million decreased 53% from the net new contracts signed of $1.22 billion in fiscal 2006. The decline was primarily due to a 51% decrease in the number of net new contracts signed in fiscal 2007 as compared to fiscal 2006, which was attributable to weak demand and higher than normal contract cancellations. The cancellation rate for the year ended October 31, 2007 was 49.5%, as compared to 28.2% for the year ended October 31, 2006.

For fiscal 2007, we reported a loss before income taxes of $87.9 million, compared to income before income taxes of $338.5 million for fiscal 2006. This decrease was attributable to lower revenues and higher cost of revenues in fiscal 2007, as compared to fiscal 2006, and a $59.2 million impairment charge in fiscal 2007 related to two unconsolidated entities in which we have investments. For the years ended October 31, 2007 and 2006, cost of revenues before interest as a percentage of revenues was 93.4% and 72.8%, respectively. The increase in the fiscal 2007 percentage was primarily the result of the higher amount of inventory impairment charges recognized and increased sales incentives given to home buyers on the homes delivered. We recognized inventory impairment charges of $273.0 million and $81.0 million in fiscal 2007 and 2006, respectively. The higher sales incentives increased cost of revenues as a percentage of revenue approximately 2.3%.

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

CAPITAL RESOURCES AND LIQUIDITY

Funding for our business has been provided principally by cash flow from operating activities, before inventory additions, unsecured bank borrowings and the public debt and equity markets. Prior to fiscal 2008, we used our cash flow from operating activities, before inventory additions, bank borrowings and the proceeds of public debt and equity offerings to acquire additional land for new communities, fund additional expenditures for land development, fund construction costs needed to meet the requirements of our backlog, invest in unconsolidated entities, purchase our stock, and repay debt.

In fiscal 2008, our cash and cash equivalents increased by $733.2 million to $1.63 billion. Cash flow from operating activities was $826.8 million. Cash flow from operating activities was generated primarily from income before inventory and investment impairment losses, reductions in inventory, and a decrease in contracts receivable related to percentage of completion accounting, offset, in part, by a decrease in accounts payable and accrued expenses (excluding accruals of estimated liabilities to various joint ventures), a decrease in customer deposits and an increase in deferred tax assets. The decreased inventory, contracts receivable, accounts payable and customer deposits were due primarily to the decline in our business as previously discussed. We used $64.6 million of cash flow in investing activities, primarily for additional investments in unconsolidated entities. In addition, we used $29.0 million of cash flow in financing activities, primarily for the repayment of debt, offset in part, by cash generated from stock-based benefit plans and the tax benefits of stock-based compensation.

In fiscal 2007, we generated $267.8 million of cash, including $330.5 million from operating activities and $25.6 million from investing activities, offset, in part, by the use of $88.2 million in financing activities. In the fiscal 2007 period, net cash generated from operating activities was primarily attributable to income before write-offs, offset, in part, by a reduction in accounts payable and accrued expenses, a reduction in customer deposits and an increase in deferred tax assets.

At October 31, 2008, the aggregate purchase price of land parcels under option and purchase agreements was approximately $637.0 million (including $147.0 million of land to be acquired from joint ventures in which we have invested). Of the $637.0 million of land purchase commitments, we had paid or deposited $70.8 million and had invested in or guaranteed loans on behalf of our joint ventures of $113.4 million which will be credited against the purchase price of the land. The purchases of these land parcels are scheduled over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us.

In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own several years’ supply of home sites, we do not need to buy home sites immediately to replace those which we deliver. In addition, we generally do not begin construction of our single-family detached homes until we have a signed contract with the home buyer, although in the past several years, due to the high cancellation rate of customer contracts and the increase in the number of attached-home communities from which we were operating (all of the units of which are generally not sold prior to the commencement of construction), the number of speculative homes in our inventory increased significantly. Should our business remain at its current level or decline from present levels, we believe that our inventory levels would continue to decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own and as we sell and deliver the speculative homes that are currently in inventory, resulting in additional cash flow from operations. In addition, we might continue to delay or curtail our acquisition of additional land, as we have since the second half of fiscal 2006, which would further reduce our inventory levels and cash needs. At October 31, 2008, we owned or controlled through options approximately 39,800 home sites, as compared to approximately 59,300 at October 31, 2007, and approximately 91,200 at April 30, 2006, the high point of our home sites owned and controlled.

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

We have a $1.89 billion credit facility consisting of a $1.56 billion unsecured revolving credit facility and a $331.7 million term loan facility (collectively, the “Credit Facility”) with 32 banks, which extends to March 2011. At October 31, 2008, we had no outstanding borrowings against the revolving credit facility but had letters of credit of approximately $236.8 million outstanding under it. Under the terms of the Credit Facility, our maximum leverage ratio (as defined in the agreement) may not exceed 2.00 to 1.00 and at October 31, 2008, we were required to maintain a minimum tangible net worth (as defined in the agreement) of approximately $2.25 billion. At October 31, 2008, our leverage ratio was approximately 0.145 to 1.00, and our tangible net worth was approximately $3.22 billion.

We believe that we will be able to continue to fund our current operations and meet our contractual obligations through a combination of existing cash resources and our existing sources of credit. Due to the deterioration of the credit markets and the uncertainties that exist in the economy and for home builders in general, we cannot be certain that we will be able to replace existing financing or find sources of additional financing in the future.

CONTRACTUAL OBLIGATIONS

The following table summarizes our estimated contractual payment obligations at October 31, 2008 (amounts in millions):

	2009	2010 — 2011	2012 — 2013	Thereafter	Total

Senior and senior subordinated notes(a)	$94.1	$369.3	$811.0	$628.1	$1,902.5
Loans payable(a)	94.7	564.5	2.0	14.7	675.9
Mortgage company warehouse loan(a)	38.8				38.8
Operating lease obligations	11.7	16.9	11.3	18.4	58.3
Purchase obligations(b)	299.8	360.4	86.2	58.1	804.5
Retirement plans(c)	5.8	3.9	10.6	34.8	55.1
Other	.7	1.4	1.4		3.5

	$545.6	$1,316.4	$922.5	$754.1	$3,538.6

(a)	Amounts include estimated annual interest payments until maturity of the debt. Of the amounts indicated, $1.49 billion of the senior and senior subordinated notes, $613.6 million of loans payable, and $37.9 million of the mortgage company warehouse loan were recorded on the October 31, 2008 Consolidated Balance Sheet.

(b)	Amounts represent our expected acquisition of land under options or purchase agreements and the estimated remaining amount of the contractual obligation for land development agreements secured by letters of credit and surety bonds.

(c)	Amounts represent our obligations under our 401(k), deferred compensation and supplemental executive retirement plans. Of the total amount indicated, $37.4 million has been recorded on the October 31, 2008 Consolidated Balance Sheet.

INFLATION

The long-term impact of inflation on us is manifested in increased costs for land, land development, construction and overhead. We generally contract for land significantly before development and sales efforts begin. Accordingly, to the extent land acquisition costs are fixed, increases or decreases in the sales prices of homes will affect our profits. Prior to the current downturn in the economy and the decline in demand for homes, the sales prices of our homes generally increased. Because the sales price of each of our homes is fixed at the time a buyer enters into a contract to purchase a home, and because we generally contract to sell our homes before we begin construction, any inflation of costs in excess of those anticipated may result in lower gross margins. We generally attempt to minimize that effect by entering into fixed-price contracts with our subcontractors and material suppliers for specified periods of time, which generally do not exceed one year. The slowdown in the homebuilding industry over the past several years and the decline in the sales prices of our homes, without a corresponding reduction in the costs, have had an adverse impact on our profitability.

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

At October 31, 2008, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value were as follows ($ amounts in thousands):

	Fixed-Rate Debt		Variable-Rate Debt(a)
		Weighted-		Weighted-
		Average		Average
Fiscal Year of Maturity	Amount	Interest Rate	Amount	Interest Rate

2009	$45,420	6.90%	$57,660	5.45%
2010	19,822	6.18%	168,332	4.88%
2011	205,669	8.17%	331,817	5.02%
2012	150,038	8.25%	150	1.75%
2013	550,890	6.46%	150	1.75%
Thereafter	601,968	5.05%	12,545	1.75%
Discount	(6,555)

Total	$1,567,252	6.32%	$570,654	4.95%

Fair value at October 31, 2008	$1,238,110		$570,654

(a)	Based upon the amount of variable-rate debt outstanding at October 31, 2008, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $5.7 million per year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, listed in Item 15(a)(1) and (2), which appear at pages F-1 through F-43 of this report and which are incorporated herein by reference.

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

Our chief executive officer and chief financial officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting during our quarter ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On December 11, 2008, the Executive Compensation Committee of our Board of Directors adopted a form of restricted stock unit award document under our Amended and Restated Stock Incentive Plan for Employees (2007). This form document was effective as of December 11, 2008 and will be used for awards of restricted stock units under our Amended and Restated Stock Incentive Plan for Employees (2007). The form of restricted stock unit award document is filed as Exhibit 10.19 to this Annual Report on Form 10-K.

On December 18, 2008, the Executive Compensation Committee of our Board of Directors approved the award of a performance-based restricted stock unit relating to 200,000 shares of our common stock to Robert I. Toll, our chairman and chief executive officer. The underlying shares will be valued based on the closing price of our common stock on the New York Stock Exchange on December 19, 2008. The performance-based restricted stock unit will vest and Mr. Toll will be entitled to receive the underlying shares if the average closing price of our common stock on the New York Stock Exchange, measured over any twenty consecutive trading days ending on or prior to December 19, 2013, increases 30% or more over the closing price of our common stock on the New York Stock Exchange on December 19, 2008; provided Mr. Toll continues to be employed by us or serve as a member of our Board of Directors until December 19, 2011. The performance-based restricted stock unit will also vest if Mr. Toll dies, becomes disabled (as defined in our Amended and Restated Stock Incentive Plan for Employees (2007)), or we experience a change of control (as defined in our Amended and Restated Stock Incentive Plan for Employees (2007)), prior to satisfaction of the aforementioned performance criteria. The performance-based restricted stock unit awarded to Mr. Toll is awarded pursuant to our Amended and Restated Stock Incentive Plan for Employees (2007). The restricted stock unit award document is filed as Exhibit 10.20 to this Annual Report on Form 10-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by this item for executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I, Item 4A of this report. The other information required by this item will be included in our Proxy Statement for the 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required in this item will be included in the 2009 Proxy Statement and is incorporated herein by reference.

The following table provides information as of October 31, 2008 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Number of
	Securities to		Number of Securities
	be Issued Upon	Weighted-Average	Remaining Available For
	Exercise	Exercise Price	Future Issuance Under
	of Outstanding	of Outstanding	Equity Compensation
	Options, Warrants	Options, Warrants	Plans (Excluding Securities
Plan Category	and Rights	and Rights	Reflected in Column(a))
	(a)	(b)	(c)
	(In thousands)		(In thousands)

Equity compensation plans approved by security holders	19,854	$12.64	10,371
Equity compensation plans not approved by security holders	—	—	—

Total	19,854	$12.64	10,371

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in this item will be included in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in this item will be included in the 2009 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

2.	Financial Statement Schedules

None

Financial statement schedules have been omitted because they are either not applicable or the required information is included in the financial statements or notes hereto.

(b)	Exhibits

The following exhibits are included with this report or incorporated herein by reference:

Exhibit
Number	Description

3.1	Second Restated Certificate of Incorporation of the Registrant, dated September 8, 2005, is hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2005.
3.2	By-laws of the Registrant, as Amended and Restated June 11, 2008, are hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 13, 2008.
3.3	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant is hereby incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007.
4.1	Specimen Stock Certificate is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-K for the fiscal year ended October 31, 1991.
4.2	Indenture dated as of January 25, 2001, among Toll Corp., as issuer, the Registrant, as guarantor, and Bank One Trust Company, NA, as Trustee, including form of guarantee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended January 31, 2001.
4.3	Indenture dated as of November 22, 2002 among Toll Brothers Finance Corp., as issuer, the Registrant, as guarantor, and Bank One Trust Company, NA, as Trustee, including form of guarantee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 27, 2002.
4.4	First Supplemental Indenture dated as of May 1, 2003 by and among the parties listed on Schedule A thereto, and Bank One Trust Company, National Association, as Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on June 16, 2003, File Nos. 333-103931, 333-103931-01, 333-103931-02, 333-103931-03 and 333-103931-04.

Exhibit
Number	Description

4.5	Second Supplemental Indenture dated as of November 3, 2003 by and among the parties listed on Schedule A thereto, and Bank One Trust Company, National Association, as Trustee, is hereby incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on November 5, 2003, File Nos. 333-109604, 333-109604-01, 333-109604-02, 333-109604-03 and 333-109604-04.
4.6	Third Supplemental Indenture dated as of January 26, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended January 31, 2004.
4.7	Fourth Supplemental Indenture dated as of March 1, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended January 31, 2004.
4.8	Fifth Supplemental Indenture dated as of September 20, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.9 of the Registrant’s Form 10-K for the fiscal year ended October 31, 2004.
4.9	Sixth Supplemental Indenture dated as of October 28, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.10 of the Registrant’s Form 10-K for the fiscal year ended October 31, 2004.
4.10	Seventh Supplemental Indenture dated as of October 31, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.11 of the Registrant’s Form 10-K for the fiscal year ended October 31, 2004.
4.11	Eighth Supplemental Indenture dated as of January 31, 2005 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2005.
4.12	Ninth Supplemental Indenture dated as of June 6, 2005 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2005.
4.13	Tenth Supplemental Indenture dated as of August 1, 2005 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.13 of the Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 29, 2005, File Nos. 333-128683, 333-128683-01, 333-128683-02, 333-128683-03 and 333-128683-04.
4.14	Eleventh Supplemental Indenture dated as of January 31, 2006 by and among the parties listed on Schedule I thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2006.
4.15	Twelfth Supplemental Indenture dated as of April 30, 2006 by and among the parties listed on Schedule I thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2006.
4.16	Thirteenth Supplemental Indenture dated as of July 31, 2006 by and among the parties listed on Schedule I thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.16 of the Registrant’s Form 10-K for the year ended October 31, 2006.

Exhibit
Number	Description

4.17	Fourteenth Supplemental Indenture dated as October 31, 2006 by and among the parties listed on Schedule I thereto, and The Bank of New York Trust Company, N.A. as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2007.
4.18	Fifteenth Supplemental Indenture dated as of June 25, 2007 by and among the parties listed on Schedule I thereto, and The Bank of New York Trust Company, N.A. as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.
4.19	Sixteenth Supplemental Indenture dated as of June 27, 2007 by and among the parties listed on Schedule I thereto, and The Bank of New York Trust Company, N.A. as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.
4.20	Seventeenth Supplemental Indenture dated as of January 31, 2008, by and among the parties listed on Schedule A thereto, and The Bank of New York Trust Company, N.A. as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2008.
4.21	Form of Indenture for Senior Debt Securities is hereby incorporated by reference to Exhibit 4.10 of the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 29, 2008.
4.22	Form of Indenture for Subordinated Debt Securities is hereby incorporated by reference to Exhibit 4.11 of the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 29, 2008.
4.23	Joint Resolution Adopted by the Board of Directors of Toll Corp. and the Shelf Terms Committee of Toll Brothers, Inc. dated as of January 23, 2001, relating to $200,000,000 principal amount of 8 1/4% Senior Subordinated Notes of Toll Corp. due 2011, guaranteed on a Senior Subordinated basis by the Registrant is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 24, 2001.
4.24	Authorizing Resolutions, dated as of November 27, 2001, relating to $150,000,000 principal amount of 8.25% Senior Subordinated Notes of Toll Corp. due 2011, guaranteed on a Senior Subordinated basis by the Registrant is hereby incorporated by reference to Exhibit 4 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 6, 2001.
4.25	Authorizing Resolutions, dated as of November 15, 2002, relating to $300,000,000 principal amount of 6.875% Senior Notes of Toll Brothers Finance Corp. due 2012, guaranteed on a Senior basis by the Registrant and certain subsidiaries of the Registrant is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 27, 2002.
4.26	Authorizing Resolutions, dated as of September 3, 2003, relating to $250,000,000 principal amount of 5.95% Senior Notes of Toll Brothers Finance Corp. due 2013, guaranteed on a Senior basis by the Registrant and certain subsidiaries of the Registrant is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2003.
4.27	Authorizing Resolutions, dated as of March 9, 2004, relating to $300,000,000 principal amount of 4.95% Senior Notes of Toll Brothers Finance Corp. due 2014, guaranteed on a Senior basis by the Registrant and certain subsidiaries of the Registrant is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2004.
4.28	Authorizing Resolutions, dated as of May 26, 2005, relating to $300,000,000 principal amount of 5.15% Senior Notes of Toll Brothers Finance Corp. due 2015, guaranteed on a Senior basis by the Registrant and certain subsidiaries of the Registrant is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 8, 2005.
4.29	Registration Rights Agreement dated as of November 22, 2002 by and among Toll Brothers Finance Corp., the Registrant, Salomon Smith Barney Inc., Banc of America Securities LLC and Banc One Capital Markets, Inc. and each of the other initial purchasers named on Schedule A attached thereto is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended January 31, 2003.

Exhibit
Number		Description

4.30		Registration Rights Agreement dated as of September 3, 2003 by and among Toll Brothers Finance Corp., the Registrant and Citigroup Global Markets, Inc. is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2003.
4.31		Registration Rights Agreement dated as of March 16, 2004 by and among Toll Brothers Finance Corp., the Registrant and Citigroup Global Markets Inc. and each of the other initial purchasers named on Schedule A attached thereto is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2004.
4.32		Registration Rights Agreement dated as of June 2, 2005 by and among Toll Brothers Finance Corp., the Registrant and Citigroup Global Markets Inc. and each of the other initial purchasers named on Schedule A attached thereto is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 8, 2005.
4.33		Rights Agreement dated as of June 13, 2007, by and between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, is hereby incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007.
4.34		Toll Brothers, Inc. Employee Stock Purchase Plan (amended and restated effective January 1, 2008), is hereby incorporated by reference to Exhibit 4.31 of the Registrant’s Form 10-K for the year ended October 31, 2007.
10.1		Amended and Restated Credit Agreement by and among First Huntingdon Finance Corp., the Registrant and the lenders which are parties thereto dated March 17, 2006, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2006.
10	.2*	Toll Brothers, Inc. Key Executives and Non-Employee Directors Stock Option Plan (1993) is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 25, 1994.
10	.3*	Amendment to the Toll Brothers, Inc. Key Executives and Non-Employee Directors Stock Option Plan (1993) is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended April 30, 1995.
10	.4*	Amendment to the Toll Brothers, Inc. Key Executives and Non-Employee Directors Stock Option Plan (1993) effective June 14, 2001 is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended July 31, 2001.
10	.5*	Amendment to the Toll Brothers, Inc. Key Executives and Non-Employee Directors Stock Option Plan (1993) effective December 12, 2007 is hereby incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-K for the year ended October 31, 2007.
10	.6*	Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 1995.
10	.7*	Amendment to the Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) dated May 29, 1996 is hereby incorporated by reference to Exhibit 10.9 the Registrant’s Form 10-K for the fiscal year ended October 31, 1996.
10	.8*	Amendment to the Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) effective March 22, 2001 is hereby incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended July 31, 2001.
10	.9*	Amendment to the Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) effective December 12, 2007 is hereby incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-K for the year ended October 31, 2007.
10	.10*	Toll Brothers, Inc. Stock Incentive Plan (1998) is hereby incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 25, 1998, File No. 333-57645.
10	.11*	Amendment to the Toll Brothers, Inc. Stock Incentive Plan (1998) effective March 22, 2001 is hereby incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended July 31, 2001.

Exhibit
Number		Description

10	.12*	Amendment to the Toll Brothers, Inc. Stock Incentive Plan (1998) effective December 12, 2007 is hereby incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 18, 2008.
10	.13*	Stock Award to Robert I. Toll pursuant to the Toll Brothers, Inc. Stock Incentive Plan (1998) is hereby incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended January 31, 2007.
10	.14*	Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007) (amended and restated as of September 17, 2008) is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 1 to Toll Brothers, Inc.’s Registration Statement on Form S-8 (No. 333-143367) filed with the Securities and Exchange Commission on October 29, 2008.
10	.15*	Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Non-Employee Directors (2007) (amended and restated as of September 17, 2008) is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 1 to Toll Brothers, Inc.’s Registration Statement on Form S-8 (No. 333-144230) filed with the Securities and Exchange Commission on October 29, 2008.
10	.16*	Form of Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007) is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.
10	.17*	Form of Addendum to Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007) is hereby incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.
10	.18*	Form of Stock Award Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007) is hereby incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.
10	.19*	Form of Restricted Stock Unit Award pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007) is filed herewith.
10	.20*	Restricted Stock Unit Award to Robert I. Toll pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007) is filed herewith.
10	.21*	Form of Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.
10	.22*	Form of Addendum to Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.
10	.23*	Form of Stock Award Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.
10	.24*	Toll Brothers, Inc. CEO Cash Bonus Plan is hereby incorporated by reference to Addendum A to the Registrant’s definitive proxy statement on Schedule 14A for the Toll Brothers, Inc. 2008 Annual Meeting of Stockholders held on March 12, 2008.
10	.25*	Toll Brothers, Inc. Cash Bonus Plan, as amended, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2005.
10	.26*	Amendment to the Toll Brothers, Inc. Cash Bonus Plan, dated December 7, 2005, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 9, 2005.
10	.27*	Amendment to the Toll Brothers, Inc. Cash Bonus Plan, dated December 15, 2006, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 19, 2006.
10	.28*	Amendment to the Toll Brothers, Inc. Cash Bonus Plan, dated March 14, 2007 is hereby incorporated by reference to Exhibit 10.32 of the Registrant’s Form 10-K for the year ended October 31, 2007.

Exhibit
Number		Description

10	.29*	Toll Brothers, Inc. Executive Officer Cash Bonus Plan, as amended, is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2005.
10	.30*	Executive Officer Cash Bonus Plan Performance Goals for each of Messrs. Zvi Barzilay and Joel H. Rassman for the Registrant’s 2006 fiscal year is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 19, 2005.
10	.31*	Executive Officer Cash Bonus Plan Performance Goals for each of Messrs. Zvi Barzilay and Joel H. Rassman for the Registrant’s 2007 fiscal year is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 19, 2006.
10	.32*	Executive Officer Cash Bonus Plan Performance Goals for each of Messrs. Zvi Barzilay and Joel H. Rassman for the Registrant’s 2008 fiscal year is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2007.
10	.33*	Toll Brothers, Inc. Supplemental Executive Retirement Plan (amended and restated effective as of December 12, 2007) is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2008.
10	.34*	Stock Redemption Agreement between the Registrant and Robert I. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-K for the fiscal year ended October 31, 1995.
10	.35*	Agreement dated May 1, 2005 to Abolish Stock Redemption Agreement between the Registrant and Robert I. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2005.
10	.36*	Stock Redemption Agreement between the Registrant and Bruce E. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-K for the fiscal year ended October 31, 1995.
10	.37*	Agreement dated May 1, 2005 to Abolish Stock Redemption Agreement between the Registrant and Bruce E. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2005.
10	.38*	Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll regarding Mr. Toll’s resignation and related matters is hereby incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended April 30, 1998.
10	.39*	Consulting and Non-Competition Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll is hereby incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended April 30, 1998.
10	.40*	Amendment to the Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll and to the Consulting and Non-Competition Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2000.
10	.41*	Advisory and Non-Competition Agreement between the Registrant and Bruce E. Toll, dated as of November 1, 2004, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 4, 2005.
10	.42*	Amendment dated as of June 13, 2007 to the Advisory and Non-Competition Agreement, dated as of November 1, 2004, between the Registrant and Bruce E. Toll is hereby incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007.
10	.43*	Amendment dated as of November 24, 2008 to the Advisory and Non-Competition Agreement, dated as of November 1, 2004, between the Registrant and Bruce E. Toll is filed herewith.
10	.44*	Agreement between the Registrant and Joel H. Rassman, dated June 30, 1988, is hereby incorporated by reference to Exhibit 10.8 of Toll Corp.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 9, 1988, File No. 33-23162.

Exhibit
Number		Description

10	.45*	Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008, is filed herewith.
12		Statement re: Computation of Ratios of Earnings to Fixed Charges.
21		Subsidiaries of the Registrant.
23		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Robert I. Toll pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Joel H. Rassman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Robert I. Toll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Joel H. Rassman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Horsham, Commonwealth of Pennsylvania on December 19, 2008.

TOLL BROTHERS, INC.

By:	/s/ Robert I. Toll
Robert I. Toll
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert I. Toll Robert I. Toll	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	December 19, 2008

/s/ Bruce E. Toll Bruce E. Toll	Vice Chairman of the Board and Director	December 19, 2008

/s/ Zvi Barzilay Zvi Barzilay	President, Chief Operating Officer and Director	December 19, 2008

/s/ Joel H. Rassman Joel H. Rassman	Executive Vice President, Treasurer, Chief Financial Officer and Director (Principal Financial Officer)	December 19, 2008

/s/ Joseph R. Sicree Joseph R. Sicree	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	December 19, 2008

/s/ Robert S. Blank Robert S. Blank	Director	December 19, 2008

/s/ Edward G. Boehne Edward G. Boehne	Director	December 19, 2008

/s/ Richard J. Braemer Richard J. Braemer	Director	December 19, 2008

/s/ Roger S. Hillas Roger S. Hillas	Director	December 19, 2008

/s/ Carl B. Marbach Carl B. Marbach	Director	December 19, 2008

/s/ Stephen A. Novick Stephen A. Novick	Director	December 19, 2008

/s/ Paul E. Shapiro Paul E. Shapiro	Director	December 19, 2008

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2008.

Toll Brothers, Inc.’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report, which is included herein, on the effectiveness of Toll Brothers, Inc.’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Toll Brothers, Inc.

We have audited Toll Brothers, Inc.’s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Toll Brothers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Toll Brothers, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Toll Brothers, Inc. and subsidiaries as of October 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2008 of Toll Brothers, Inc. and subsidiaries and our report dated December 18, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
December 18, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Toll Brothers, Inc.

We have audited the accompanying consolidated balance sheets of Toll Brothers, Inc. and subsidiaries as of October 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toll Brothers, Inc. and subsidiaries at October 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 7 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48 on November 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Toll Brothers, Inc.’s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 18, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
December 18, 2008

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,
	2008	2007	2006
	(Amounts in thousands, except per share data)

Revenues:
Completed contract	$3,106,293	$4,495,600	$5,945,169
Percentage of completion	41,873	139,493	170,111
Land sales	10,047	11,886	8,173

	3,158,213	4,646,979	6,123,453

Cost of revenues:
Completed contract	2,995,718	3,905,907	4,263,200
Percentage of completion	36,221	108,954	132,268
Land sales	4,818	8,069	6,997
Interest	88,861	102,447	121,993

	3,125,618	4,125,377	4,524,458

Selling, general and administrative	429,894	516,729	573,404
Goodwill impairment	3,233	8,973

(Loss) income from operations	(400,532)	(4,100)	1,025,591
Other:
(Loss) earnings from unconsolidated entities	(186,393)	(40,353)	48,361
Interest and other income	120,138	115,133	52,664

(Loss) income before income taxes	(466,787)	70,680	1,126,616
Income tax (benefit) provision	(168,977)	35,029	439,403

Net (loss) income	$(297,810)	$35,651	$687,213

(Loss) earnings per share:
Basic	$(1.88)	$0.23	$4.45

Diluted	$(1.88)	$0.22	$4.17

Weighted-average number of shares:
Basic	158,730	155,318	154,300
Diluted	158,730	164,166	164,852

See accompanying notes.

CONSOLIDATED BALANCE SHEETS

	October 31,
	2008	2007
	(Amounts in thousands)

ASSETS
Cash and cash equivalents	$1,633,495	$900,337
Inventory	4,127,475	5,572,655
Property, construction and office equipment, net	86,462	84,265
Receivables, prepaid expenses and other assets	113,762	135,910
Contracts receivable		46,525
Mortgage loans receivable	49,255	93,189
Customer deposits held in escrow	18,913	34,367
Investments in and advances to unconsolidated entities	151,771	183,171
Deferred tax assets, net	405,703	169,897

	$6,586,836	$7,220,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable	$613,594	$696,814
Senior notes	1,143,445	1,142,306
Senior subordinated notes	343,000	350,000
Mortgage company warehouse loan	37,867	76,730
Customer deposits	135,591	260,155
Accounts payable	134,843	236,877
Accrued expenses	738,596	724,229
Income taxes payable	202,247	197,960

Total liabilities	3,349,183	3,685,071

Minority interest	—	8,011
Stockholders’ equity:
Preferred stock, none issued
Common stock, 160,370 and 157,028 issued at October 31, 2008 and 2007	1,604	1,570
Additional paid-in capital	282,090	227,561
Retained earnings	2,953,655	3,298,925
Treasury stock, at cost — 1 and 20 held at October 31, 2008 and 2007	(21)	(425)
Accumulated other comprehensive income (loss)	325	(397)

Total stockholders’ equity	3,237,653	3,527,234

	$6,586,836	$7,220,316

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Retained	Treasury	Comprehensive
	Shares	$	Capital	Earnings	Stock	Income (Loss)	Total

Balance, November 1, 2005	154,943	$1,563	$242,546	$2,576,061	$(56,599)		$2,763,571
Net income				687,213			687,213
Purchase of treasury stock	(3,632)				(109,845)		(109,845)
Exercise of stock options	2,181		(48,576)		81,925		33,349
Executive bonus award	296		(125)		11,051		10,926
Employee benefit plan issuances	110		(123)		3,727		3,604
Issuance of restricted stock	1				47		47
Stock-based compensation			26,748				26,748
Amortization of unearned compensation			313				313

Balance, October 31, 2006	153,899	1,563	220,783	3,263,274	(69,694)		3,415,926
Net income				35,651			35,651
Purchase of treasury stock	(67)		1		(1,818)		(1,817)
Exercise of stock options	2,714	7	(19,649)		57,357		37,715
Executive bonus award	242		1,178		7,601		8,779
Employee benefit plan issuances	134		653		3,229		3,882
Issuance of restricted stock	86		(3,125)		2,900		(225)
Stock-based compensation			26,964				26,964
Amortization of unearned compensation			756				756
Impact of adoption of SFAS 158, net of tax						$(397)	(397)

Balance, October 31, 2007	157,008	1,570	227,561	3,298,925	(425)	(397)	3,527,234
Net loss				(297,810)			(297,810)
Purchase of treasury stock	(94)	(1)			(1,994)		(1,995)
Exercise of stock options	3,423	34	30,612		2,398		33,044
Impact of adoption of FIN 48				(47,460)			(47,460)
Employee benefit plan issuances	31	1	662				663
Issuance of restricted stock	1		26				26
Stock-based compensation			22,559				22,559
Amortization of unearned compensation			670				670
Other comprehensive income						722	722

Balance, October 31, 2008	160,369	$1,604	$282,090	$2,953,655	$(21)	$325	$3,237,653

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31
	2008	2007	2006
	(Amounts in thousands)

Cash flow from operating activities:
Net (loss) income	$(297,810)	$35,651	$687,213
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Inventory impairments	644,991	619,516	152,045
Impairments of investments in unconsolidated entities	200,652	59,242
Earnings from unconsolidated entities	(14,259)	(18,889)	(48,361)
Distributions of earnings from unconsolidated entities	41,937	23,545	10,534
Depreciation and amortization	28,333	29,949	30,357
Amortization of initial benefit obligation		1,291	1,957
Stock-based compensation	23,255	27,463	27,082
Excess tax benefits from stock-based compensation	(25,780)	(15,915)	(16,110)
Deferred tax (benefit) provision	(235,806)	(289,203)	8,773
Gain on sale of businesses		(24,643)
Goodwill impairment charge	3,233	8,973
Deconsolidation of majority owned joint venture	(31)
Changes in operating assets and liabilities, net of assets and liabilities acquired Decrease (increase) in inventory	662,769	(18,274)	(877,746)
Origination of mortgage loans	(896,365)	(1,412,629)	(1,022,663)
Sale of mortgage loans	940,299	1,449,766	992,196
Decrease (increase) in contract receivables	46,525	123,586	(170,111)
Decrease in receivables, prepaid expenses and other assets	18,738	9,929	22,345
Decrease in customer deposits	(109,110)	(84,683)	(36,530)
(Decrease) increase in accounts payable and accrued expenses	(194,427)	(195,594)	51,885
(Decrease) increase in current income taxes payable	(10,348)	1,388	63,045

Net cash provided by (used in) operating activities	826,796	330,469	(124,089)

Cash flow from investing activities:
Purchase of property and equipment-net	(8,158)	(14,975)	(41,740)
Proceeds from sale of ancillary businesses		32,299
Purchase of marketable securities	(1,468,440)	(5,769,805)	(2,844,810)
Sale of marketable securities	1,463,487	5,769,805	2,844,810
Investment in and advances to unconsolidated entities	(54,787)	(34,530)	(122,190)
Return of investments in unconsolidated entities	3,268	42,790	53,806
Acquisition of interest in unconsolidated entities			(44,750)

Net cash (used in) provided by investing activities	(64,630)	25,584	(154,874)

Cash flow from financing activities:
Proceeds from loans payable	994,833	1,507,865	1,614,087
Principal payments of loans payable	(1,058,612)	(1,632,785)	(1,316,950)
Redemption of senior subordinated notes	(7,000)
Proceeds from stock-based benefit plans	17,982	20,475	15,103
Proceeds from restricted stock award		1,800
Excess tax benefits from stock-based compensation	25,780	15,915	16,110
Purchase of treasury stock	(1,994)	(1,818)	(109,845)
Change in minority interest	3	308	3,763

Net cash (used in) provided by financing activities	(29,008)	(88,240)	222,268

Net increase (decrease) in cash and cash equivalents	733,158	267,813	(56,695)
Cash and cash equivalents, beginning of year	900,337	632,524	689,219

Cash and cash equivalents, end of year	$1,633,495	$900,337	$632,524

See accompanying notes.

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies

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

Inventory

Inventory is stated at the lower of cost or fair value, as determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). In addition to direct land acquisition, land development and home construction costs, costs also include interest, real estate taxes and direct overhead related to development and construction, which are capitalized to inventory during the period beginning with the commencement of development and ending with the completion of construction. For those communities that have been temporarily closed, no additional interest is allocated to a community’s inventory until it re-opens and other carrying costs are expensed as incurred. Once a parcel of land has been approved for development and the Company opens the community, it may take four to five years to fully develop, sell and deliver all the homes in one of our typical communities. Longer or shorter time periods are possible depending on the number of home sites in a community and the sales and delivery pace of the homes in a community. The Company’s master planned communities, consisting of several smaller communities, may take up to ten years or more to complete. Because of the downturn in the Company’s business, the aforementioned estimated community lives will likely be significantly longer. Because the Company’s inventory is considered a long-lived asset under U.S. generally accepted accounting principles, it is required, under SFAS 144, to regularly review the carrying value of each community and write down the value of those communities for which it believes the values are not recoverable.

Current Communities:  When the profitability of a current community deteriorates, the sales pace declines significantly or some other factor indicates a possible impairment in the recoverability of the asset, the asset is reviewed for impairment by comparing the estimated future undiscounted cash flow for the community to its carrying value. If the estimated future undiscounted cash flow is less than the community’s carrying value, the carrying value is written down to its estimated fair value. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. The impairment is charged to cost of revenues in the period in which the impairment is determined. In estimating the future undiscounted cash flow of a community, the Company uses various estimates such as: (a) the expected sales pace in a community, based upon general economic conditions that will have a short-term or long-term impact on the market in which the community is located and on competition within the market, including the number of home sites available and pricing and incentives being offered in other communities owned by the Company or by other builders; (b) the expected sales prices and sales incentives to be offered in a community; (c) costs expended to date and expected to be incurred in the future, including, but not limited to, land and land development costs, home construction costs, interest costs and overhead costs; (d) alternative product offerings that may be offered in a community that will have an impact on sales pace,

Notes to Consolidated Financial Statements — (Continued)

sales price, building cost or the number of homes that can be built on a particular site; and (e) alternative uses for the property such as the possibility of a sale of the entire community to another builder or the sale of individual home sites.

Future Communities:  The Company evaluates all land held for future communities or future sections of current communities, whether owned or under contract, to determine whether or not the Company expects to proceed with the development of the land as originally contemplated. This evaluation encompasses the same types of estimates used for current communities described above, as well as an evaluation of the regulatory environment in which the land is located and the estimated probability of obtaining the necessary approvals, the estimated time and cost it will take to obtain the approvals and the possible concessions that will be required to be given in order to obtain the approvals. Concessions may include cash payments to fund improvements to public places such as parks and streets, dedication of a portion of the property for use by the public or as open space or a reduction in the density or size of the homes to be built. Based upon this review, the Company decides (a) as to land under contract to be purchased, whether the contract will likely be terminated or renegotiated, and (b) as to land owned, whether the land will likely be developed as contemplated or in an alternative manner, or should be sold. The Company then further determines whether costs that have been capitalized to the community are recoverable or should be written off. The write-off is charged to cost of revenues in the period in which the need for the write-off is determined.

The estimates used in the determination of the estimated cash flows and fair value of both current and future communities are based on factors known to the Company at the time such estimates are made and its expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated fair value deteriorate in the future, the Company may be required to recognize additional impairment charges and write-offs related to current and future communities.

Variable Interest Entities:  The Company has a significant number of land purchase contracts and several investments in unconsolidated entities which it evaluates in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” as amended by FASB Interpretation No. 46R (collectively referred to as “FIN 46”). Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a variable interest entity (“VIE”) is considered to be the primary beneficiary and must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. For land purchase contracts with sellers meeting the definition of a VIE, the Company performs a review to determine which party is the primary beneficiary of the VIE. This review requires substantial judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the entity’s expected profits and losses and the cash flows associated with changes in the fair value of the land under contract.

Property, Construction and Office Equipment

Property, construction and office equipment are recorded at cost and are stated net of accumulated depreciation of $134.0 million and $116.6 million at October 31, 2008 and 2007, respectively. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets.

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

Notes to Consolidated Financial Statements — (Continued)

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

Revenue and Cost Recognition

Home Sales-Completed Contract Method:  The construction time of the Company’s homes is generally less than one year, although some homes may take more than one year to complete. Revenues and cost of revenues from these home sales are recorded at the time each home is delivered and title and possession are transferred to the buyer. Closing normally occurs shortly after construction is substantially completed. In addition, the Company has several high-rise/mid-rise projects which do not qualify for percentage of completion accounting in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), which are included in this category of revenues and costs.

For the Company’s standard attached and detached-homes, land, land development and related costs, both incurred and estimated to be incurred in the future, are amortized to the cost of homes closed based upon the total number of homes to be constructed in each community. Any changes resulting from a change in the estimated number of homes to be constructed or in the estimated costs subsequent to the commencement of delivery of homes are allocated to the remaining undelivered homes in the community. Home construction and related costs are charged to the cost of homes closed under the specific identification method. The estimated land, common area development and related costs of master planned communities, including the cost of golf courses, net of their estimated residual value, are allocated to individual communities within a master planned community on a relative sales value basis. Any changes resulting from a change in the estimated number of homes to be constructed or in the estimated costs are allocated to the remaining home sites in each of the communities of the master planned community.

For high-rise/mid-rise projects that do not qualify for percentage of completion accounting, land, land development, construction and related costs, both incurred and estimated to be incurred in the future, are generally amortized to the cost of units closed based upon an estimated relative sales value of the units closed to the total estimated sales value. Any changes resulting from a change in the estimated total costs or revenues of the project are allocated to the remaining units to be delivered.

Forfeited customer deposits are recognized in other income in the period in which the Company determines that the customer will not complete the purchase of the home and when the Company determines that it has the right to retain the deposit.

Home Sales-Percentage of Completion Method:  During the past two years, the Company completed construction on four projects for which it used the percentage of completion accounting method to recognize revenues and costs; the remaining units in these projects will be accounted for using the completed contract method of accounting. Based upon the current accounting rules and interpretations, the Company does not believe that any of its current or future communities qualify for percentage of completion accounting. Under the provisions of SFAS 66, revenues and costs are recognized using the percentage of completion method of accounting when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not be converted to rental property, the sales proceeds are collectible and the aggregate sales proceeds and the total cost of the project can be reasonably estimated. Revenues and costs of individual projects are recognized on the individual project’s aggregate value of units for which the home buyers have signed binding agreements of sale, less an allowance for cancellations, and are based on the percentage of total estimated construction costs that have been

Notes to Consolidated Financial Statements — (Continued)

incurred. Total estimated revenues and costs are reviewed periodically, and any change is applied to current and future periods.

Forfeited customer deposits are recognized as a reduction in the amount of revenues reversed in the period in which the Company determines that the customer will not complete the purchase of the home and when the Company determines that it has the right to retain the deposit.

Sales Incentives:  In order to promote sales of its homes, the Company grants its home buyers sales incentives from time to time. These incentives will vary by type of incentive and by amount on a community-by-community and home-by-home basis. Incentives that impact the value of the home or the sales price paid, such as special or additional options are generally reflected as a reduction in sales revenues. Incentives that the Company pays to an outside party, such as paying some or all of a home buyer’s closing costs are recorded as an additional cost of revenues. Incentives are recognized at the time the home is delivered to the home buyer and the Company receives the sales proceeds.

Land Sales:  Land sales revenues and cost of revenues are recorded at the time that title and possession of the property have been transferred to the buyer. The Company recognizes its pro-rata share of land sales revenues and cost of land sales revenues to entities in which the Company has a 50% or less interest based upon the ownership percentage attributable to the non-Company partners. Any profit not recognized in a transaction reduces the Company’s investment in the entity or is recorded as an accrued expense on its consolidated balance sheets.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $23.1 million, $36.3 million and $36.0 million for the years ended October 31, 2008, 2007 and 2006, respectively.

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

Stock-Based Compensation

The Company expenses all stock-based compensation as a cost that is reflected in the financial statements in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). See Note 9, “Stock-Based Benefit Plans,” for information regarding expensing of stock options and stock awards in fiscal 2008, 2007 and 2006.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities are recorded based on temporary differences between the amounts reported for financial reporting purposes and the amounts deductible for income tax purposes. In accordance with the provisions of SFAS 109, the Company assesses, on a quarterly basis, the realizability of its deferred tax assets. A valuation allowance must be established when, based upon available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. Realization of the deferred tax assets is dependent upon taxable income in prior years available for carryback, estimates of future income, tax planning strategies and reversal of existing temporary differences.

Notes to Consolidated Financial Statements — (Continued)

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

On November 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The adoption of FIN 48 did not have a material impact on the Company’s financial position. See Note 7, “Income Taxes,” for information concerning the adoption of FIN 48.

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

The Company began operations in Georgia in the fourth quarter of fiscal 2007. The Company stopped selling homes in Ohio in fiscal 2005 and delivered its last home there in fiscal 2006. The Company stopped selling homes in Rhode Island in the first quarter of fiscal 2008 and delivered its last home there in fiscal 2008. The operations in Ohio and Rhode Island were immaterial to the North geographic segment.

Acquisitions

In January 2004, the Company entered into a joint venture in which it had a 50% interest with an unrelated party to develop Maxwell Place, a luxury condominium community of approximately 800 units in Hoboken, New Jersey. In November 2005, the Company acquired its partner’s 50% equity ownership interest in this entity. As a result of the acquisition, the Company now owns 100% of the entity and the entity has been included as a consolidated subsidiary of the Company since the acquisition date. The Company’s investment in and subsequent purchase of the partner’s interest in the joint venture was not material to the financial position of the Company.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ request for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 with respect to financial instruments will be effective for the Company’s fiscal year beginning November 1, 2008. SFAS 157 with respect to inventory valuations will be effective for the Company’s fiscal year beginning November 1, 2009. The Company is currently reviewing the effect SFAS 157 will have on its financial statements; however, it is not expected that the valuation of financial instruments will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Notes to Consolidated Financial Statements — (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS 159 will be effective for the Company’s fiscal year beginning November 1, 2008. The Company is currently evaluating the impact of the adoption of SFAS 159; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Reclassification

Certain prior year amounts have been reclassified to conform to the fiscal 2008 presentation.

2.	Inventory

Inventory at October 31, 2008 and 2007 consisted of the following (amounts in thousands):

	2008	2007

Land and land development costs	$1,299,825	$1,749,652
Construction in progress — completed contract	2,214,829	3,109,243
Construction in progress — percentage of completion		62,677
Sample homes and sales offices	370,871	357,322
Land deposits and costs of future development	223,412	274,799
Other	18,538	18,962

	$4,127,475	$5,572,655

Construction in progress includes the cost of homes under construction, land and land development costs and the carrying cost of home sites that have been substantially improved.

The Company capitalizes certain interest costs to inventory during the development and construction period. Capitalized interest is charged to cost of revenues when the related inventory is delivered for traditional homes or when the related inventory is charged to cost of revenues under percentage of completion accounting. Interest incurred, capitalized and expensed for each of the fiscal years ended October 31, 2008, 2007 and 2006, was as follows (amounts in thousands):

	2008	2007	2006

Interest capitalized, beginning of year	$215,571	$181,465	$162,672
Interest incurred	116,340	136,758	135,166
Capitalized interest in inventory acquired			6,100
Interest expensed to cost of sales	(88,861)	(102,447)	(121,993)
Write-off against other	(439)	(205)	(480)
Capitalized interest applicable to inventory transferred to joint venture	(3,779)

Interest capitalized, end of year	$238,832	$215,571	$181,465

Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. The amounts included in the above table reflect the gross amount of capitalized interest before allocation of any impairment charges recognized.

Notes to Consolidated Financial Statements — (Continued)

Interest included in cost of revenues for each of the fiscal years ended October 31, 2008, 2007 and 2006, was as follows (amounts in thousands):

	2008	2007	2006

Completed contract	$86,466	$97,246	$116,405
Percentage of completion	1,400	4,797	4,552
Land sales	995	404	1,036

	$88,861	$102,447	$121,993

The Company recognized inventory impairment charges and the expensing of costs that it believed not to be recoverable for each of the fiscal years ended October 31, 2008, 2007 and 2006, as follows (amounts in thousands):

	2008	2007	2006

Land controlled for future communities	$101,466	$37,920	$90,925
Operating communities and land owned	543,525	581,596	61,120

Total	$644,991	$619,516	$152,045

The table below provides, as of the date indicated, the number of operating communities in which the Company recognized impairment charges, the fair value of those communities, net of impairment charges and the amount of impairment charges recognized ($ amounts in thousands):

	2008			2007
		Fair Value of			Fair Value of
		Communities,			Communities,
		Net of			Net of
	Number of	Impairment	Impairment	Number of	Impairment	Impairment
	Communities	Charges	Charges	Communities	Charges	Charges

January 31,	38	$339,303	$145,175	18	$211,800	$82,962
April 30,	46	$406,031	195,850	24	$228,900	116,150
July 31,	23	$228,909	96,330	28	$344,100	139,628
October 31,	42	$268,648	106,170	54	$530,508	242,856

			$543,525			$581,596

At October 31, 2008, the Company evaluated its land purchase contracts to determine if any of the selling entities were VIEs and if they were, whether the Company was the primary beneficiary of any of them. The Company does not possess legal title to the land and its risk is generally limited to deposits paid to the sellers. The creditors of the sellers generally have no recourse against the Company. At October 31, 2008, the Company had determined that it was the primary beneficiary of two VIEs related to land purchase contracts and had recorded $20.9 million of inventory and $17.3 million of accrued expenses.

In fiscal 2008, a joint venture in which the Company has an 86.6% interest and was included in its consolidated financial statements, defaulted on a $77.2 million non-recourse purchase money mortgage secured by a parcel of land owned by the joint venture. The mortgage holder’s only recourse is to foreclose on the parcel of land owned by the joint venture. The Company has stated its intention to exit the joint venture. The event of default represented a re-consideration event under FIN 46 and the Company determined that the mortgage holder is now the primary beneficiary of the joint venture. As of October 31, 2008, the Company is no longer consolidating this joint venture. In fiscal 2007, the Company recognized an inventory impairment charge for its investment in this joint venture.

3.	Investments in and Advances to Unconsolidated Entities

The Company has investments in and advances to a number of joint ventures with unrelated parties to develop land (“land joint ventures”). Some of these land joint ventures develop land for the sole use of the venture participants, including the Company, and others develop land for sale to the joint venture participants and to

Notes to Consolidated Financial Statements — (Continued)

unrelated builders. The Company recognizes its share of earnings from the sale of home sites to other builders. With regard to home sites the Company purchases from the land joint ventures, it reduces its cost basis in those home sites by its share of the earnings on the home sites. At October 31, 2008, the Company had approximately $65.2 million, net of impairment charges, invested in or advanced to these land joint ventures. At October 31, 2008, the land joint ventures had aggregate loan commitments of $1.07 billion, and had approximately $1.07 billion borrowed against these commitments. In connection with certain of these land joint ventures, the Company executed completion guarantees and conditional repayment guarantees. The obligations under the guarantees are several, and not joint, and are limited to the Company’s pro-rata share of the loan obligations of the respective land joint venture. At October 31, 2008, the maximum amount of these guarantees (net of amounts that the Company has accrued) is estimated to be approximately $50.3 million, if any liability is determined to be due thereunder. With respect to another land joint venture, the partners are in the process of determining whether or not to move forward with the project based upon, among other things, market conditions. If the project proceeds as originally planned, the Company’s estimated contribution would be approximately $145.3 million, less any outside financing the land joint venture is able to obtain. The Company has recognized cumulative impairment charges against certain land joint venture investments because it did not believe that such investments were fully recoverable. In connection with its land joint ventures, the Company recognized $142.8 million of impairment charges in the twelve-month period ended October 31, 2008, and $59.2 million of impairment charges in the twelve-month period ended October 31, 2007. These impairment charges are included in “(Loss) earnings from unconsolidated entities.”

In October 2008, the lenders for one of the land joint ventures completed a foreclosure on the land owned by that joint venture, and filed a lawsuit against the members of the joint venture, including the parent companies of the members, seeking to recover damages under completion guarantees. As noted above, each of these completion guarantees is several, and not joint, and the liability of the Company is limited to the Company’s pro-rata share of any damages awarded under such completion guarantees. At October 31, 2008, another land joint venture was in default under its loan agreement. In December 2008, the lenders filed separate lawsuits against the members of the joint venture and the parent companies of the members, seeking to recover damages under completion guarantees and damages allegedly caused by the joint venture’s failure to repay the lenders. The Company does not believe that these joint venture defaults and related lawsuits will have a material impact on the Company’s financial condition.

In the fourth quarter of fiscal 2008, the Company entered into a joint venture with an unrelated party to develop a master planned community. The Company and its partner each contributed assets with an agreed-upon fair value of $48.0 million including $3.0 million of cash. The partners have agreed to each contribute additional funds up to $14.5 million if required by the joint venture. If a partner fails to make the required capital contribution, the other partner may make the additional contribution and diminish the non-contributing partner’s ownership interest.

In addition, at October 31, 2008, the Company had $7.3 million of investments in three joint ventures with unrelated parties to develop luxury condominium projects, including for-sale residential units and commercial space. At October 31, 2008, these joint ventures had aggregate loan commitments of $303.3 million and had approximately $185.2 million borrowed against the commitments. At October 31, 2008, the Company had guaranteed $14.3 million of the loans and other liabilities of these joint ventures. One of these joint ventures is developing a condominium project in two phases. Construction of the first phase has been substantially completed and deliveries commenced in May 2008 of units that had been previously sold. At October 31, 2008, the Company was committed to make an additional contribution of up to $9.8 million, if required by this joint venture. Further, the Company has the right to withdraw from phase two of the project upon the payment of a termination fee to its partner of $30.0 million. A second joint venture has a project that is currently in the planning stages; any contribution by the Company to this second joint venture will be based upon the partners’ mutual agreement to proceed with the project. If the project were to go forward, and if the joint venture was unable to obtain outside financing and the Company was to fund its entire commitment to this second joint venture, the Company’s estimated contribution would be approximately $112.5 million. In fiscal 2008, the Company recognized $44.9 million of impairment charges against its investments in two of these joint ventures and it recognized its pro-rata share of an impairment charge recognized by one of the joint ventures: the Company’s pro-rata share of the

Notes to Consolidated Financial Statements — (Continued)

impairment charge was $13.0 million. These impairment charges are included in “(Loss) earnings from unconsolidated entities.”

The Company also has a 50% interest in a joint venture with an unrelated party to convert a 525-unit apartment complex located in Hoboken, New Jersey, into luxury condominium units. At October 31, 2008, the Company had investments in and advances to this joint venture of $19.6 million.

In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust II (“Trust II”) to be in a position to take advantage of commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by an affiliate of PASERS. At October 31, 2008, the Company had an investment of $11.3 million in Trust II. In addition, the Company and PASERS each entered into subscription agreements that expire in September 2009, whereby each agreed to invest additional capital in an amount not to exceed $11.1 million if required by Trust II. Prior to the formation of Trust II, the Company used Toll Brothers Realty Trust (the “Trust”) to invest in commercial real estate opportunities. See Note 14, “Related Party Transactions” for information about the Trust.

The Company’s investments in these entities are accounted for using the equity method.

4.	Goodwill Impairment

Intangible assets, including goodwill, that are not subject to amortization are tested for impairment and possible write-down. Due to the continued decline of the Company’s markets located in its North, South and West geographic segments, the Company re-evaluated the carrying value of goodwill that resulted from several acquisitions in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company estimated the fair value of its assets in these markets including goodwill. Fair value was determined based on the discounted future cash flow expected to be generated in these markets. Based upon this evaluation, the Company determined that the related goodwill was impaired. The Company recognized $3.2 million and $9.0 million of impairment charges in fiscal 2008 and 2007, respectively. After recognizing these charges, the Company does not have any goodwill remaining.

5.	Loans Payable, Senior Notes, Senior Subordinated Notes and Mortgage Company Warehouse Loan

Loans Payable

Loans payable at October 31, 2008 and 2007 consisted of the following (amounts in thousands):

	2008	2007

Term loan due March 2011(a)	$331,667	$331,667
Other(b)	281,927	365,147

	$613,594	$696,814

(a)	The Company has a $1.89 billion credit facility consisting of a $1.56 billion unsecured revolving credit facility and a $331.7 million term loan facility (collectively, the “Credit Facility”) with 32 banks, which extends to March 17, 2011. At October 31, 2008, interest was payable on borrowings under the revolving credit facility at 0.475% (subject to adjustment based upon the Company’s debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. At October 31, 2008, the Company had no outstanding borrowings against the revolving credit facility but had letters of credit of approximately $236.8 million outstanding under it, of which the Company had recorded $41.6 million as liabilities under land purchase agreements and investments in unconsolidated entities. Under the term loan facility, interest is payable at 0.50% (subject to adjustment based upon the Company’s debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. At October 31, 2008, interest was payable on the $331.7 million term loan at 5.02%. Under the terms of the Credit Facility, the Company is not permitted to allow its maximum leverage ratio (as defined in the

Notes to Consolidated Financial Statements — (Continued)

agreement) to exceed 2.00 to 1.00 and was required to maintain a minimum tangible net worth (as defined in the agreement) of approximately $2.25 billion at October 31, 2008. At October 31, 2008, the Company’s leverage ratio was approximately 0.145 to 1.00, and its tangible net worth was approximately $3.22 billion. Based upon the minimum tangible net worth requirement, the Company’s ability to pay dividends and repurchase its common stock was limited to an aggregate amount of approximately $964.0 million at October 31, 2008.

(b)	The weighted average interest rate on these loans was 5.13% at October 31, 2008 and ranged from 1.75% to 10.0%. At October 31, 2008, $281.9 million of loans payable were secured by assets of approximately $508.2 million.

At October 31, 2008, the aggregate estimated fair value of the Company’s loans payable was approximately $611.8 million. The fair value of loans was estimated based upon the interest rates at October 31, 2008 that the Company believed were available to it for loans with similar terms and remaining maturities.

Senior Notes

At October 31, 2008 and 2007, the Company’s senior notes consisted of the following (amounts in thousands):

	2008	2007

6.875% Senior Notes due November 15, 2012	$300,000	$300,000
5.95% Senior Notes due September 15, 2013	250,000	250,000
4.95% Senior Notes due March 15, 2014	300,000	300,000
5.15% Senior Notes due May 15, 2015	300,000	300,000
Bond discount	(6,555)	(7,694)

	$1,143,445	$1,142,306

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

At October 31, 2008, the aggregate fair value of the Company’s senior notes, based upon their indicated market prices, was approximately $859.2 million.

Senior Subordinated Notes

At October 31, 2008 and 2007, the Company’s senior subordinated notes consisted of the following (amounts in thousands):

	2008	2007

8 1/4% Senior Subordinated Notes due February 1, 2011	$193,000	$200,000
8.25% Senior Subordinated Notes due December 1, 2011	150,000	150,000

	$343,000	$350,000

The senior subordinated notes are the unsecured obligations of Toll Corp., a 100%-owned subsidiary of the Company; these obligations are guaranteed on a senior subordinated basis by the Company. All issues of senior subordinated notes are subordinated to all existing and future senior indebtedness of the Company and are structurally subordinated to the prior claims of creditors, including trade creditors, of the Company’s subsidiaries

Notes to Consolidated Financial Statements — (Continued)

other than Toll Corp. The indentures governing these notes restrict certain payments by the Company, including cash dividends and repurchases of Company stock. The senior subordinated notes are redeemable in whole or in part at the option of the Company at various prices, on or after the fifth anniversary of each issue’s date of issuance. In fiscal 2008, the Company repurchased $7.0 million (par value) of its 8 1/4% Senior Subordinated Notes due February 1, 2011 for $6.8 million.

At October 31, 2008, the aggregate fair value of the Company’s senior subordinated notes, based upon their indicated market prices, was approximately $300.0 million.

Mortgage Company Warehouse Loan

At October 31, 2008, the Company’s mortgage subsidiary had a $75.0 million line of credit with two banks to fund mortgage originations. The term of the loan commitment is for 364 days subject to semi-annual renewals and bears interest at LIBOR plus 1.25%. At October 31, 2008, the subsidiary had $37.9 million outstanding under the line at an average interest rate of 5.08%. The line of credit is collateralized by all the assets of the subsidiary, which amounted to approximately $54.1 million at October 31, 2008. Borrowings under this line are included in the fiscal 2009 maturities.

The annual aggregate maturities of the Company’s loans and notes during each of the next five fiscal years are: 2009 — $103.1 million; 2010 — $188.2 million; 2011 — $537.5 million; 2012 — $150.2 million; and 2013 — $551.0 million.

6.	Accrued Expenses

Accrued expenses at October 31, 2008 and 2007 consisted of the following (amounts in thousands):

	2008	2007

Land, land development and construction	$184,017	$247,322
Compensation and employee benefit	93,529	100,893
Insurance and litigation	158,307	144,349
Commitments to unconsolidated entities	128,227	27,792
Warranty	57,292	59,249
Interest	38,624	47,136
Other	78,600	97,488

	$738,596	$724,229

The Company accrues expected warranty costs at the time each home is closed and title and possession have been transferred to the home buyer. Changes in the warranty accrual during fiscal 2008, 2007 and 2006 were as follows (amounts in thousands):

	2008	2007	2006

Balance, beginning of year	$59,249	$57,414	$54,722
Additions	19,531	28,719	36,405
Charges incurred	(21,488)	(26,884)	(33,713)

Balance, end of year	$57,292	$59,249	$57,414

7.	Income Taxes

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

Notes to Consolidated Financial Statements — (Continued)

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

If a tax position does not meet the more-likely-than-not recognition threshold despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the financial statements and the Company is required to accrue potential interest and penalties until the uncertainty is resolved. Potential interest and penalties are recognized as a component of the provision for income taxes which is consistent with the Company’s historical accounting policy. Differences between amounts taken in a tax return and amounts recognized in the financial statements are considered unrecognized tax benefits. The Company believes that it has a reasonable basis for each of its filing positions and intends to defend those positions if challenged by the IRS or another taxing jurisdiction. If the IRS or other taxing authorities do not disagree with the Company’s position and after the statute of limitations expires, the Company will recognize the unrecognized tax benefit in the period that the uncertainty of the tax position is eliminated.

As of November 1, 2007, the Company recorded a $47.5 million charge to retained earnings to recognize the net cumulative effect of the adoption of FIN 48. As of November 1, 2007, after adoption of FIN 48, the Company’s cumulative gross unrecognized tax benefits were $364.3 million. At October 31, 2008, the Company’s cumulative gross unrecognized tax benefits were $320.7 million. A reconciliation of the change in gross unrecognized tax benefits from November 1, 2007 and October 31, 2008 is as follows (amounts in thousands):

Balance November 1, 2007	$364,300
Settlement of tax positions	(56,748)
Reduction due to expiration of applicable tax statutes	(21,450)
Increases related to tax positions taken in prior years	12,340
Increases related to tax positions taken in current year	22,237

Balance, October 31, 2008	$320,679

The Company is currently under examination by various taxing jurisdictions and anticipates finalizing the examinations with certain jurisdictions within the next twelve months. The Company has closed its IRS and California audits through 2006. The remaining examinations are not yet determinable. The statute of limitations for these examinations remain open from 2003 forward.

The Company currently operates in 21 states and is subject to various state tax jurisdictions. The Company estimates its state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction and the Company’s ability to utilize certain tax-saving strategies. Due primarily to a change in the Company’s estimate of the allocation of income or loss, as the case may be, among the various taxing jurisdictions and changes in tax regulations and their impact on the Company’s tax strategies, the Company’s estimated rate for state income taxes was 9.0% for fiscal 2008, 21.4% for fiscal 2007 and 7.0% for fiscal 2006.

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the Company’s effective tax rate from the federal statutory tax rate for the fiscal years ended October 31, 2008, 2007 and 2006 is as follows ($ amounts in thousands):

	2008		2007		2006
	$	%	$	%	$	%

Federal statutory tax	(163,375)	35.0	24,738	35.0	394,316	35.0
State taxes, net of federal benefit	(27,307)	5.9	9,854	13.9	50,895	4.5
Accrued interest on anticipated tax assessments	7,250	(1.6)	16,786	23.8	11,719	1.0
Benefit from tax credits			(8,700)	(12.3)	(10,315)	(0.9)
Non-taxable earnings	(3,943)	0.8	(6,078)	(8.6)	(3,385)	(0.3)
Reversal of expiring state taxes provisions	(5,558)	1.2	(2,751)	(3.9)	(5,200)	(0.4)
Valuation allowance	24,050	(5.1)
Other	(94)		1,180	1.7	1,373	0.1

	(168,977)	36.2	35,029	49.6	439,403	39.0

The (benefit) provision for income taxes for each of the fiscal years ended October 31, 2008, 2007 and 2006 was as follows (amounts in thousands):

	2008	2007	2006

Federal	$(168,068)	$2,728	$361,543
State	(909)	32,301	77,860

	$(168,977)	$35,029	$439,403

Current	$39,144	$324,232	$430,630
Deferred	(208,121)	(289,203)	8,773

	$(168,977)	$35,029	$439,403

At October 31, 2008 and 2007, income taxes payable of $202.2 million and $198.0 million, respectively, consisted of current taxes payable.

Notes to Consolidated Financial Statements — (Continued)

The components of net deferred tax assets and liabilities at October 31, 2008 and 2007 consisted of the following (amounts in thousands):

	2008	2007

Deferred tax assets:
Accrued expenses	$3,078	$38,144
Impairment charges	459,688	250,395
Inventory valuation differences	29,430	12,468
Stock-based compensation expense	28,160	19,186
Valuation allowance	(24,050)
FIN 48 deferred tax asset	27,685
Other	1,138	11,248

Total	525,129	331,441

Deferred tax liabilities:
Capitalized interest	68,849	62,128
Deferred income	(7,392)	68,850
Depreciation	23,388	9,764
Deferred marketing	1,107	12,347
State taxes	20,132	8,455
Other	13,342

Total	119,426	161,544

Net deferred tax assets	$405,703	$169,897

In accordance with the provisions of SFAS 109, the Company assesses, on a quarterly basis, the realizability of its deferred tax assets. A valuation allowance must be established when, based upon available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. Realization of the deferred tax assets is dependent upon taxable income in prior years available for carryback, estimates of future income, tax planning strategies and reversal of existing temporary differences.

Based on the Company’s assessment, it has determined that in certain state jurisdictions which do not allow carrybacks and in which the Company is expected to have future losses, the Company would need to set up a valuation allowance. In fiscal 2008, the Company provided for a valuation allowance of $37.0 million ($24.1 million, net of federal benefit) to offset certain state tax deferred tax assets. The valuation allowance may be increased or decreased as conditions change and the ultimate realization of the deferred tax assets depends on sufficient taxable income in future carryforward periods.

During the next twelve months, it is possible that the amount of unrecognized tax benefits will decrease primarily from the completion of tax audits where certain of the filing positions will ultimately be accepted by the IRS and/or other tax jurisdictions and/or expiration of tax statutes. The Company does not believe these reversals will have a material impact on the Company’s financial statements. The Company’s unrecognized tax benefits at October 31, 2008, amounted to $320.7 million before applicable taxes and are included in “Income taxes payable” on the accompanying consolidated balance sheet at October 31, 2008. If these tax benefits reverse in the future, the Company’s tax expense would be reduced by approximately $192.0 million. The Company expects to reduce this balance over the next twelve months by approximately $38.0 million, before applicable tax to finalize settled audits.

During the twelve months ended October 31, 2008, 2007 and 2006, the Company recognized in its tax (benefit) provision, before reduction for applicable taxes, potential interest and penalties of approximately $12.5 million, $26.8 million and $19.3 million, respectively. At October 31, 2008 and 2007, the Company had accrued potential interest and penalties, before reduction of applicable taxes, of $142.2 million and $54.8 million, respectively; these

Notes to Consolidated Financial Statements — (Continued)

amounts were included in “Income taxes payable” on the accompanying condensed consolidated balance sheets. The increase in the October 31, 2008 balance, as compared to the October 31, 2007 balance, relates primarily to the adoption of FIN 48.

8.	Stockholders’ Equity

The Company’s authorized capital stock consists of 200 million shares of common stock, $.01 par value per share, and 1 million shares of preferred stock, $.01 par value per share. The Board of Directors is authorized to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock to 400 million shares and the number of shares of authorized preferred stock to 15 million shares. At October 31, 2008, the Company had 160.4 million shares of common stock issued and outstanding (net of one thousand shares of common stock held in treasury), 19.9 million shares of common stock reserved for outstanding stock options, 10.4 million shares of common stock reserved for future stock option and award issuances and 685 thousand shares of common stock reserved for issuance under the Company’s employee stock purchase plan. As of October 31, 2008, the Company had not issued any shares of preferred stock.

Issuance of Common Stock

In fiscal 2007, the Company issued 33,512 shares of restricted common stock pursuant to its Stock Incentive Plan for Employees (2007) to an employee. The restricted stock award vests over an 18-month period. The Company is amortizing the fair market value of the award on the date of grant over the period of time that the award vests. At October 31, 2008, 11,171 shares under the award were unvested.

In fiscal 2008, 2007 and 2006, the Company issued 1,250 shares, 1,000 shares and 1,000 shares, respectively, of restricted common stock pursuant to its Stock Incentive Plan (1998) to certain outside directors. The Company is amortizing the fair market value of the awards on the date of grant over the period of time that each award vests. At October 31, 2008, 1,750 shares of the fiscal 2008 and 2007 restricted stock awards were unvested.

In December 2006, Mr. Robert I. Toll’s bonus payment pursuant to the Company’s Cash Bonus Plan was revised to provide that $3.0 million ($1.8 million of cash and $1.2 million of unrestricted stock valued as of the date of the payment of his fiscal 2006 bonus) be exchanged for shares of restricted stock on the date of the bonus payment. The number of shares of restricted stock was calculated by dividing $3.0 million by $31.06, the closing price of the Company’s common stock on the New York Stock Exchange (the “NYSE”) on January 5, 2007, the date on which Mr. Toll’s fiscal 2006 bonus award was paid. Mr. Toll received 96,586 shares of restricted stock. The restricted stock Mr. Toll received will vest over a two-year period unless Mr. Toll retires, dies or becomes disabled (as such terms are defined in the stock award document), at which time the shares will immediately vest.

Stock Repurchase Program

In March 2003, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. At October 31, 2008, the Company had approximately 11.9 million shares remaining under the repurchase authorization.

Stockholder Rights Plan

Shares of the Company’s common stock outstanding are subject to stock purchase rights. The rights, which are exercisable only under certain conditions, entitle the holder, other than an acquiring person (and certain related parties of an acquiring person), as defined in the plan, to purchase common shares at prices specified in the rights agreement. Unless earlier redeemed, the rights will expire on July 11, 2017. The rights were not exercisable at October 31, 2008.

Notes to Consolidated Financial Statements — (Continued)

9.	Stock-Based Benefit Plans

Stock-Based Compensation Plans

Effective November 1, 2005, the Company adopted SFAS 123R and recognized compensation expense in its financial statements in fiscal 2008, 2007 and 2006. SFAS No. 123, “Accounting for Stock-Based Compensation,” required the disclosure of the estimated fair value of employee option grants and their impact on net income using option pricing models that are designed to estimate the value of options that, unlike employee stock options, can be traded at any time and are transferable. In addition to restrictions on trading, employee stock options may include other restrictions such as vesting periods. Further, such models require the input of highly subjective assumptions, including the expected volatility of the stock price.

The Company used a lattice model for the valuation for all option grants in fiscal 2008 and 2007. For the fiscal 2006 valuation, the Company used a lattice model for the valuation of non-executive officer option grants and the Black-Scholes option pricing model for the valuation of option grants to executive officers and members of the Board of Directors.

The weighted-average assumptions and fair value used for stock option grants in each of the fiscal years ended October 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Expected volatility	46.67% — 48.63%	36.32% — 38.22%	36.33% — 38.28%
Weighted-average volatility	47.61%	37.16%	37.55%
Risk-free interest rate	3.32% — 3.85%	4.57% — 4.61%	4.38% — 4.51%
Expected life (years)	4.29 — 8.32	3.69 — 8.12	4.11 — 9.07
Dividends	none	none	none
Weighted-average fair value per share of options granted	$9.50	$11.17	$15.30

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

The fair value of stock option awards is recognized evenly over the vesting period of the options or over the period between the grant date and the time the option becomes non-forfeitable by the employee, whichever is shorter. Stock option expense is included in the Company’s selling, general and administrative expenses. In fiscal 2008, 2007 and 2006, the Company recognized $22.6 million, $27.0 million and $26.8 million of expense, respectively, and an income tax benefit of $9.0 million, $10.1 million and $9.1 million, respectively, related to option awards. At October 31, 2008, total compensation cost related to non-vested awards not yet recognized was approximately $12.2 million, unrecognized income tax benefits from non-vested awards was approximately $4.9 million and the weighted-average period over which the Company expects to recognize such compensation costs and tax benefit is 1.2 years.

In the quarter ended July 31, 2008, pursuant to stockholder-approved amendments to the Company’s Stock Incentive Plan (1998) and the Company’s Stock Incentive Plan for Employees (2007), the Company offered certain eligible employees the ability to exchange certain out-of-the-money stock options (“old options”) in exchange for replacement options with the same terms and conditions as the old options, except for the number of shares subject to the replacement options and the per-share exercise price. The Company accepted for exchange old options to purchase approximately 2.5 million shares with a weighted-average exercise price per share of $33.18 and issued replacement options to purchase approximately 1.6 million shares with a weighted-average exercise price per share

Notes to Consolidated Financial Statements — (Continued)

of $18.92. The assumptions and fair value used for the valuation of the replacement option grants and old option grants were as follows:

	Replacement Options	Old Options

Expected volatility	51.01% — 51.92%	51.08% — 51.71%
Weighted-average volatility	51.44%	51.36%
Risk-free interest rate	3.38% — 3.70%	3.28% — 3.58%
Expected life (years)	4.84 — 6.96	4.36 — 6.10
Dividends	none	none
Weighted-average exchange date fair value per share of options	$9.94	$6.25

The difference between the aggregate fair value of the old options and the replacement options was immaterial.

Stock Incentive Plans

The Company has two active stock incentive plans, one for employees (including officers) and one for non-employee directors. The Company’s active stock incentive plans provide for the granting of incentive stock options (solely to employees) and non-qualified options with a term of up to ten years at a price not less than the market price of the stock at the date of grant. Stock options granted to employees generally vest over a four-year period, although certain grants vest over a longer or shorter period, and stock options granted to non-employee directors generally vest over a two-year period.

The Company has three additional stock incentive plans for employees, officers and directors that provided for the granting of incentive stock options and non-qualified options which had outstanding stock option grants at October 31, 2008. No additional options may be granted under these plans. Stock options granted under these plans were made with a term of up to ten years at a price not less than the market price of the stock at the date of grant and generally vested over a four-year period for employees and a two-year period for non-employee directors.

Shares issued upon the exercise of a stock option are either from shares held in treasury or newly issued shares.

The following table summarizes stock option activity for the Company’s plans during each of the fiscal years ended October 31, 2008, 2007 and 2006 (amounts in thousands, except per share amounts):

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price

Balance, beginning	24,080	$14.60	25,178	$12.70	26,155	$11.04
Granted	3,292	19.92	1,823	31.80	1,433	35.97
Exercised	(4,660)	6.73	(2,717)	7.15	(2,185)	6.43
Cancelled	(2,858)	32.70	(204)	32.36	(225)	28.72

Balance, ending	19,854	$14.73	24,080	$14.60	25,178	$12.70

Options exercisable, at October 31,	16,327	$12.64	19,743	$10.90	20,398	$9.02

Options available for grant at October 31,	10,371		11,946		8,462

Fiscal 2008 cancellations and grants include approximately 2.5 million options issued in fiscal 2006, 2005 and 2004 that were exchanged for approximately 1.6 million new options. See “Stock-Based Compensation Plans” for more information.

The intrinsic value of options outstanding and exercisable is the difference between the fair market value of the Company’s common stock on the applicable date (“Measurement Value”) and the exercise price of those options

Notes to Consolidated Financial Statements — (Continued)

that had an exercise price that was less than the Measurement Value. The intrinsic value of options exercised is the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price.

Information pertaining to the intrinsic value of options outstanding and exercisable at October 31, 2008, 2007 and 2006 is provided below (amounts in thousands):

	2008	2007	2006

Intrinsic value of options outstanding	$194,261	$256,387	$408,186
Intrinsic value of options exercisable	$187,351	$254,913	$405,764

Information pertaining to the intrinsic value of options exercised and the fair value of options which became vested in each of the fiscal years ended October 31, 2008, 2007 and 2006 is provided below (amounts in thousands):

	2008	2007	2006

Intrinsic value of options exercised	$81,308	$53,048	$56,133
Fair value of options vested	$21,862	$7,710	$23,551

The Company’s stock incentive plans permit participants to exercise stock options using a “net exercise” method at the discretion of the Executive Compensation Committee of the Board of Directors. In a net exercise, the Company withholds from the total number of shares that otherwise would be issued to a participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During fiscal 2008, the net exercise method was employed to exercise options to acquire 2,356,152 shares of the Company’s common stock; the Company withheld 1,232,023 of the shares subject to the option to cover $31.5 million of option exercise costs and income tax withholdings and issued 1,124,129 shares to the participants. No options were exercised using the net exercise method by participants in fiscal 2007 or 2006.

In addition, pursuant to the provisions of the Company’s stock incentive plans, participants are permitted to use the value of the Company’s common stock that they own to pay for the exercise of options. The Company received 5,114 shares with an average fair market value per share of $22.35 for the exercise of 18,576 options in fiscal 2008. The Company received 4,172 shares with an average fair market value per share of $35.43 for the exercise of 11,810 options in fiscal 2006. No options were exercised using the value of stock held by participants in fiscal 2007.

The following table summarizes information about stock options outstanding and exercisable at October 31, 2008:

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
	(In 000’s)	(In years)		(In 000’s)

$4.38 — $6.00	4,650	1.1	$4.43	4,650	$4.43
$6.01 — $10.53	4,028	3.0	10.05	4,028	10.05
$10.54 — $18.92	4,635	4.4	13.52	3,896	12.50
$18.93 — $21.26	3,754	6.9	20.40	2,139	20.14
$21.27 — $35.97	2,787	7.0	33.04	1,614	33.21

	19,854	4.2	$14.73	16,327	$12.64

Bonus Award Shares

In December 2007, the Board of Directors adopted the Toll Brothers, Inc. CEO Cash Bonus Plan (the “CEO Plan”), subject to stockholder approval, to provide a bonus program to Mr. Robert I. Toll in fiscal 2008 and

Notes to Consolidated Financial Statements — (Continued)

subsequent years. The stockholders approved the CEO Plan at the Company’s 2008 Annual Meeting. Mr. Toll was entitled to receive cash bonus awards for fiscal 2007 and prior years pursuant to the Toll Brothers, Inc. Cash Bonus Plan (the “Cash Bonus Plan”), the predecessor of the CEO Plan. The Cash Bonus Plan was adopted by the Board of Directors in December 2004, and subsequently approved by stockholders at the Company’s 2005 Annual Meeting.

CEO Plan.  The CEO Plan provides that a bonus will be paid to Mr. Toll for each plan year in an amount equal to the sum of (a) 2.0% of the Company’s income before taxes and bonus (as defined in the CEO Plan), and (b) a performance bonus based on the achievement of one or more pre-established performance goals established by the Executive Compensation Committee of the Board of Directors (the “Executive Compensation Committee”). Under the terms of the plan, the maximum bonus that can be paid in any one plan year is $25.0 million and may be paid in cash, shares of Company common stock, or a combination of both, at the discretion of the Executive Compensation Committee. Mr. Toll did not receive a bonus with respect to fiscal 2008 under the CEO Plan.

Cash Bonus Plan.  Cash bonus awards under the Cash Bonus Plan were based upon the pretax earnings and stockholders’ equity of the Company (as defined in the Cash Bonus Plan). The Cash Bonus Plan provided that any bonus payable for each of the three fiscal years ended October 31, 2007, 2006 and 2005 would be calculated based upon the difference between the closing price of the Company’s common stock on the NYSE on the last trading day of the Company’s 2004 fiscal year, $23.18 as of October 29, 2004 (the “Award Conversion Price”), and the closing price of the Company’s common stock on the NYSE on the last day of the fiscal year for which the cash bonus was being calculated. The amount calculated under this stock award formula (the “Stock Award Formula”) was limited to price appreciation up to $13.90 per share and 2.9% of the Company’s pretax earnings, as defined by the plan (together, the “Award Caps”). The bonus award was payable 60% in cash and 40% in shares of the Company’s common stock based upon the closing price of the Company’s common stock on the NYSE on the last day of the fiscal year for which the cash bonus is being calculated.

Mr. Toll and the Executive Compensation Committee subsequently amended the Cash Bonus Plan to limit Mr. Toll’s bonus for fiscal 2005 to an amount equal to $27.3 million. Had Mr. Toll and the Executive Compensation Committee of the Board of Directors not amended Mr. Toll’s bonus program for fiscal 2005, Mr. Toll would have received $39.2 million. The Company recognized compensation expense in 2005 of $27.3 million for Mr. Toll’s bonus. The bonus was paid in the form of 296,099 shares of the Company’s common stock with a fair market value of $10.9 million (based on the $36.91 closing price of the Company’s common stock on the NYSE on October 31, 2005) and $16.4 million in cash. The Cash Bonus Plan was also amended for fiscal 2006 and fiscal 2007 to (a) eliminate the Stock Award Formula to the extent the Company’s common stock on the NYSE on the last trading day of the fiscal year for which the cash bonus is being calculated is less than or equal to $36.91 and greater than or equal to the Award Conversion Price, and (b) in addition to the Award Caps, further limit the amount of the bonus payable under the Cash Bonus Plan if the Company’s common stock on the NYSE on the last trading day of the fiscal year for which Mr. Toll’s cash bonus is being calculated is greater than $36.91.

Based upon the terms of the Company’s Cash Bonus Plan, as amended, Mr. Toll was entitled to a $21.5 million bonus for fiscal 2006. In December 2006, Mr. Toll and the Executive Compensation Committee of the Board of Directors amended the Cash Bonus Plan to limit Mr. Toll’s bonus for fiscal 2006 to an amount equal to $17.5 million, payable in 242,560 shares of the Company’s common stock with a fair market value of $7.0 million (based on the $28.91 closing price of the Company’s common stock on the NYSE on October 31, 2006) and $10.5 million in cash. Mr. Toll’s bonus payment was further revised to provide that $3.0 million ($1.8 million of cash and $1.2 million of stock valued as of the date of the bonus payment) be exchanged for restricted shares on the date of the bonus payment, which restricted shares will vest over a two-year period. The $4.0 million reduction in Mr. Toll’s 2006 bonus was recognized in the Company’s consolidated income statement in fiscal 2007.

Based upon the terms of the Company’s Cash Bonus Plan, Mr. Toll was not entitled to receive a bonus award for fiscal 2007.

Under the Company’s deferred compensation plan, Mr. Toll could elect to defer receipt of his bonus until a future date. In prior years, Mr. Toll elected to defer receipt of some of his bonus award shares. In December 2006 and 2005, Mr. Toll received 471,100 shares of his 2002 bonus and 480,164 shares of his 2001 bonus, respectively.

Notes to Consolidated Financial Statements — (Continued)

Employee Stock Purchase Plan

The Company’s employee stock purchase plan enables substantially all employees to purchase the Company’s Common Stock at 95% of the market price of the stock on specified offering dates without restriction or at 85% of the market price of the stock on specified offering dates subject to restrictions. The plan, which terminates in December 2017, provides that 1.2 million shares be reserved for purchase. At October 31, 2008, 685,040 shares were available for issuance.

The number of shares and the average price per share issued under this plan during each of the fiscal years ended October 31, 2008, 2007 and 2006 were 30,927 shares and $18.84, 44,606 shares and $22.00, and 39,535 shares and $26.54, respectively. In fiscal 2008, 2007 and 2006, the Company recognized $86 thousand, $148 thousand and $144 thousand of compensation expense related to this plan.

10.	Earnings Per Share Information

Information pertaining to the calculation of earnings per share for each of the fiscal years ended October 31, 2008, 2007 and 2006 is as follows (amounts in thousands):

	2008	2007	2006

Basic weighted-average shares	158,730	155,318	154,300
Common stock equivalents		8,848	10,552

Diluted weighted-average shares	158,730	164,166	164,852

Common stock equivalents represent the dilutive effect of outstanding in-the-money stock options using the treasury stock method. For fiscal 2008, there were no incremental shares attributed to outstanding options to purchase common stock because the Company had a net loss in fiscal 2008, and any incremental shares would be anti-dilutive. Had the Company had net income in fiscal 2008, 6.1 million common stock equivalents would have been included in the 2008 diluted weighted-average shares. The average number of anti-dilutive options (based upon the average quarterly closing price of the Company’s common stock on the NYSE) that were excluded from common stock equivalents in fiscal 2008, 2007 and 2006 were 5.1 million, 5.3 million and 2.4 million, respectively.

11.	Employee Retirement and Deferred Compensation Plans

The Company maintains salary deferral savings plans covering substantially all employees. The plans provide for Company contributions of up to 2% of all eligible compensation, plus 2% of eligible compensation above the social security wage base, plus matching contributions of up to 2% of eligible compensation of employees electing to contribute via salary deferrals. The Company recognized an expense, net of plan forfeitures, with respect to the plans of $8.2 million, $9.1 million and $9.4 million for the fiscal years ended October 31, 2008, 2007 and 2006, respectively.

The Company has an unfunded, non-qualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation, together with certain Company contributions, earns various rates of return depending upon when the compensation was deferred and the length of time that it has been deferred. A portion of the deferred compensation and interest earned may be forfeited by a participant if he or she elects to withdraw the compensation prior to the end of the deferral period. At October 31, 2008 and 2007, the Company had accrued $14.8 million and $11.9 million, respectively, for its obligations under the plan.

In October 2004, the Company established an unfunded defined benefit retirement plan effective as of September 1, 2004 (“the Executive Plan”). The Executive Plan covers four current or former senior executives and a director of the Company. Effective as of February 1, 2006, the Company adopted an additional unfunded defined benefit retirement plan for nine other executives (the “Management Plan”). The retirement plans are unfunded and vest when the participant has completed 20 years of service with the Company and reaches normal retirement age (age 62). Unrecognized prior service costs are being amortized over the period from the effective date of the plans until the participants are fully vested. The Executive Plan was amended, effective December 12, 2007, to provide for

Notes to Consolidated Financial Statements — (Continued)

increased benefits to certain plan participants if the participant continues to be employed by the Company beyond normal retirement age. The Management Plan does not provide for any automatic increase in benefits. The Company used a 7.21%, 6.01% and a 5.65% discount rate in its calculation of the present value of its projected benefit obligations at October 31, 2008, 2007 and 2006, respectively, which represented the approximate long-term investment rate at October 31 of the fiscal year for which the present value was calculated. Information related to the plans is based on actuarial information calculated as of October 31, 2008, 2007 and 2006.

Information related to the Company’s plans for each of the fiscal years ended October 31, 2008, 2007 and 2006 is as follows (amounts in thousands):

	2008	2007	2006

Plan costs:
Service cost	$210	$330	$370
Interest cost	1,224	1,014	929
Amortization of initial benefit obligation	1,370	1,291	1,957
Amortization of unrecognized (gains) losses	(640)

	$2,164	$2,635	$3,256

Projected benefit obligation:
Beginning of year	$18,170	$18,447	$14,966
Adoption of plan			2,583
Plan amendments adopted during year	5,091
Service cost	210	330	370
Interest cost	1,224	1,014	929
Benefit payments	(125)	(188)
Unrecognized gain	(5,565)	(1,433)	(401)

Projected benefit obligation, October 31,	$19,005	$18,170	$18,447

Unamortized prior service cost:
Beginning of year	$2,500	$3,791	$3,165
Adoption of plan	5,091		2,583
Amortization of prior service cost	(1,370)	(1,291)	(1,957)

Unamortized prior service cost, October 31,	$6,221	$2,500	$3,791

Accumulated unrecognized gain, October 31,	$6,762	$1,837	$404

Accumulated benefit obligation, October 31,	$19,005	$18,170	$18,851

Accrued benefit obligation, October 31,	$19,005	$18,170	$18,851

At October 31, 2007, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) and recognized the unamortized prior service cost, and accumulated unrecognized gain, net of a tax benefit of $266 thousand, in stockholders’ equity as accumulated other comprehensive loss in the amount of $397 thousand.

Based upon the estimated retirement dates of the participants in the plans, the Company would be required to pay the following benefits in each of the next five fiscal years (in thousands): 2009, $125; 2010, $125; 2011, $125; 2012, $292; and 2013, $1,482 and for the five fiscal years ended October 31, 2018, $10,125 in the aggregate.

Notes to Consolidated Financial Statements — (Continued)

12.	Accumulated Other Comprehensive Income (Loss) and Comprehensive Loss

Accumulated other comprehensive income (loss) at October 31, 2008 and 2007 is all related to employee retirement plans.

The components of total comprehensive loss for the twelve months ended October 31, 2008 was as follows (amounts in thousands):

Twelve Months
Ended
October 31,
2008

Net loss per Statement of Operations	$(297,810)
Changes in pension liability, net of $481 of tax provision	722

Total comprehensive loss	$(297,088)

13.	Commitments and Contingencies

At October 31, 2008, the aggregate purchase price of land parcels under option and purchase agreements, excluding parcels that the Company does not expect to acquire, was approximately $637.0 million (including $147.0 million of land to be acquired from joint ventures which the Company has investments). Of the $637.0 million of land purchase commitments, the Company had paid or deposited $70.8 million and had invested in or guaranteed loans on behalf of the aforementioned joint ventures of $113.4 million. The Company’s option agreements to acquire the home sites do not require the Company to buy the home sites, although the Company may, in some cases, forfeit any deposit balance outstanding if and when it terminates an option contract. Of the $70.8 million the Company had paid or deposited on these purchase agreements, $66.7 million was non-refundable at October 31, 2008. Any deposit in the form of a standby letter of credit is recorded as a liability at the time the standby letter of credit is issued. At October 31, 2008, accrued expenses included $18.8 million representing the Company’s outstanding standby letters of credit issued in connection with options to purchase home sites.

At October 31, 2008, the Company had investments in and advances to a number of unconsolidated entities of $151.8 million, was committed to invest or advance an additional $296.6 million in the aggregate to these entities if needed and had guaranteed (net of amounts that the Company has accrued) approximately $64.5 million of these entities’ indebtedness and/or loan commitments. See Notes 3 and 14, “Investments in and Advances to Unconsolidated Entities” and “Related Party Transactions,” for more information regarding these entities.

At October 31, 2008, the Company had outstanding surety bonds amounting to $472.7 million, related primarily to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that $168.9 million of work remains on these improvements. The Company has an additional $105.9 million of surety bonds outstanding that guarantee other obligations of the Company. The Company does not believe it is likely that any outstanding bonds will be drawn upon.

At October 31, 2008, the Company had agreements of sale outstanding to deliver 2,046 homes with an aggregate sales value of $1.33 billion.

The Company’s mortgage subsidiary provides mortgage financing for a portion of the Company’s home closings. The Company’s mortgage subsidiary determines whether the home buyer qualifies for the mortgage he or she is seeking based upon information provided by the home buyer, and other sources. For those home buyers that qualify, the Company’s mortgage subsidiary provides the home buyer with a mortgage commitment that specifies the terms and conditions of a proposed mortgage loan based upon then-current market conditions. Prior to the actual closing of the home and funding of the mortgage, the home buyer will lock in an interest rate based upon the terms of the commitment. At the time of rate lock, the Company’s mortgage subsidiary agrees to sell the proposed mortgage loan to one of several outside recognized mortgage financing institutions (“investors”) that it uses, which is willing to honor the terms and conditions, including interest rate, committed to the home buyer. The Company believes that these investors have adequate financial resources to honor their commitments to its mortgage

Notes to Consolidated Financial Statements — (Continued)

subsidiary. At October 31, 2008, the Company’s mortgage subsidiary was committed to fund $486.8 million of mortgage loans. Of these commitments, $95.8 million, as well as $49.3 million of mortgage loans receivable, have “locked in” interest rates. The Company’s mortgage subsidiary has commitments from investors to acquire $142.7 million of these locked-in loans and receivables. The Company’s home buyers have not “locked-in” the interest rate on the remaining $390.9 million.

The Company leases certain facilities and equipment under non-cancelable operating leases. Rental expense incurred by the Company amounted to $15.1 million in 2008, $16.0 million in 2007 and $13.1 million in 2006. At October 31, 2008 future minimum rent payments under these operating leases were $11.7 million for 2009, $9.4 million for 2010, $7.5 million for 2011, $6.3 million for 2012, $5.0 million in 2013 and $18.4 million thereafter.

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

In October 2006, the Illinois Attorney General and State Attorney of Lake County, Illinois brought suit against the Company alleging violations in Lake County, IL of certain storm water discharge regulations. In August 2008, the Company signed a consent order with the Illinois Attorney General and the State Attorney of Lake County, Illinois. Under the order, the Company will pay $80,000 to the Illinois Environmental Protection Agency; pay $30,000 to the State Attorney of Lake County; and make a contribution of $100,000 to the Lake County Health Department and Community Health Center Lakes Management Unit for use toward an environmental restoration project. The Company also agreed to implement certain management, record-keeping and reporting practices related to storm water discharges at the subject site. On October 9, 2008, the consent order was entered and the case was dismissed with prejudice.

On April 17, 2007, a securities class action suit was filed against Toll Brothers, Inc. and Robert I. Toll and Bruce E. Toll in the U.S. District Court for the Eastern District of Pennsylvania on behalf of the purported class of purchasers of the Company’s common stock between December 9, 2004 and November 8, 2005. The original plaintiff has been replaced by two new lead plaintiffs — The City of Hialeah Employees’ Retirement System and the Laborers Pension Trust Funds for Northern California. On August 14, 2007, an amended complaint was filed and the following individual defendants, who are directors and/or officers of Toll Brothers, Inc., were added to the suit: Zvi Barzilay, Joel H. Rassman, Robert S. Blank, Richard J. Braemer, Carl B. Marbach, Paul E. Shapiro and Joseph R. Sicree. The amended complaint filed on behalf of the purported class alleges that the defendants violated federal securities laws by issuing various materially false and misleading statements that had the effect of artificially inflating the market price of the Company’s stock. They further allege that the individual defendants sold shares for a substantial gain during the class period. The purported class is seeking compensatory damages, counsel fees, and expert costs.

On November 4, 2008, a shareholder derivative action was filed in the Chancery Court of Delaware against Robert I. Toll, Zvi Barzilay, Joel H. Rassman, Bruce E. Toll, Paul E. Shapiro, Robert S. Blank, Carl B. Marbach, and Richard J. Braemer. The plaintiff, Milton Pfeiffer, purports to bring his claims on behalf of Toll Brothers, Inc. and alleges that the director and officer defendants breached their fiduciary duties to the Company and its stockholders, with respect to the stock sales alleged in the securities class action discussed above, by selling while in possession of material inside information about the Company. Plaintiff seeks contribution and indemnification from the individual director and officer defendants for any liability found against the Company in the securities class action suit. In addition, again purportedly on behalf of the Company, plaintiff seeks disgorgement of the defendants’ profits from their stock sales.

Notes to Consolidated Financial Statements — (Continued)

The Company is involved in various other claims and litigation arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material effect on the business or on the financial condition of the Company.

14.	Related Party Transactions

The Company formed the Trust in 1998 to take advantage of commercial real estate opportunities. The Trust is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Zvi Barzilay (and members of his family), Joel H. Rassman and other members of the Company’s current and former senior management; and one-third by an affiliate of PASERS (collectively, the “Shareholders”). The Company had previously reduced its investment in the Trust by approximately $2.1 million which represented the deferred gain on the sale of a parcel of land to the Trust in May 2003; the Company reclassified this deferral to accrued expenses on its consolidated balance sheet at October 31, 2007. At October 31, 2008, the Company’s investment in the Trust was $432 thousand. The Company provides development, finance and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $2.2 million, $5.9 million and $2.5 million in the fiscal years ended October 31, 2008, 2007 and 2006, respectively. The Company believes that the transactions between itself and the Trust were on terms no less favorable than it would have agreed to with unrelated parties.

15.	Information on Business Segments

The table below summarizes revenue and (loss) income before income taxes for each of the Company’s geographic segments for each of the fiscal years ended October 31, 2008, 2007 and 2006 (amounts in thousands):

	2008	2007	2006

Revenue
North	$932,946	$1,087,633	$1,444,167
Mid-Atlantic	880,960	1,340,610	1,777,891
South	562,117	976,923	1,192,388
West	782,190	1,241,813	1,709,007

Total	$3,158,213	$4,646,979	$6,123,453

(Loss) income before income taxes
North	$898	$51,152	$281,917
Mid-Atlantic	(10,913)	206,433	491,803
South	(170,024)	(20,376)	161,811
West	(190,497)	(87,940)	338,516
Corporate and other	(96,251)	(78,589)	(147,431)

Total	$(466,787)	$70,680	$1,126,616

Corporate and other is comprised principally of general corporate expenses such as the offices of the Chief Executive Officer and President, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, offset, in part by interest income and income from the Company’s ancillary businesses.

Notes to Consolidated Financial Statements — (Continued)

The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable and write-downs of investments in unconsolidated entities that the Company does not believe it will be able to recover (including the Company’s pro-rata share of impairment charges recognized by the unconsolidated entities in which it has an investment) for each of the fiscal years ended October 31, 2008, 2007 and 2006, as follows (amounts in thousands):

	2008	2007	2006

Inventory:
Land controlled for future communities:
North	$28,125	$4,983	$9,309
Mid-Atlantic	13,591	4,020	7,725
South	42,004	7,912	14,096
West	17,746	21,005	59,795

	101,466	37,920	90,925

Operating communities and land owned:
North	84,330	117,925	37,420
Mid-Atlantic	122,850	68,250
South	158,095	143,450	2,500
West	178,250	251,971	21,200

	543,525	581,596	61,120

Total inventory impairment charges	$644,991	$619,516	$152,045

Investments in unconsolidated entities:

	2008	2007	2006

North	$57,901
South	1,500
West	141,251	$59,242

	$200,652	$59,242	—

The table below summarizes total assets for each of the Company’s geographic segments at October 31, 2008, 2007 and 2006 (amounts in thousands):

	2008	2007	2006

North	$1,244,661	$1,589,119	$1,758,520
Mid-Atlantic	1,220,304	1,523,447	1,654,718
South	688,049	1,180,325	1,338,324
West	1,133,981	1,616,395	1,905,945
Other	2,299,841	1,311,030	926,034

Total	$6,586,836	$7,220,316	$7,583,541

Other is comprised principally of cash and cash equivalents, deferred tax assets and the assets of the Company’s manufacturing facilities and mortgage subsidiary.

Notes to Consolidated Financial Statements — (Continued)

16.	Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for each of the fiscal years ended October 31, 2008, 2007 and 2006 (amounts in thousands):

	2008	2007	2006

Cash flow information:
Interest paid, net of amount capitalized	$12,643	$14,907	$20,045
Income taxes paid	$78,231	$322,844	$367,585
Non-cash activity:
Cost of inventory acquired through seller financing or recorded due to VIE criteria	$7,430	$87,218	$147,224
Adoption of FIN 48	$(47,460)
Contribution of inventory, net of related debt, to unconsolidated entities	$45,000		$4,500
Land returned to seller subject to loan payable	$7,750	$8,693
Stock awards	$26	$7,010	$10,926
Contributions to employee retirement plan		$2,764	$2,411
Income tax benefit related to exercise of employee stock options	$33,307	$2,442	$3,355
Adoption of supplemental retirement plan			$2,583
Investment in unconsolidated entities made by letters of credit		$17,828	$25,885
Reclassification of inventory to property, construction and office equipment	$16,103
Reduction of investment in unconsolidated entities due to the reduction of letters of credit	$10,495	$10,883	$7,585
Reclassification of deferred income from investment in unconsolidated entities to accrued liabilities		$2,109
Reclassification of accrued liabilities to loans payable	$2,163
Miscellaneous (decreases) increases to investments in unconsolidated entities	$(856)	$608	$(2,035)
Acquisition of unconsolidated entities’ assets and liabilities:
Fair value of assets acquired			$189,773
Liabilities assumed			$111,320
Cash paid			$44,750
Reduction in investment and advances to unconsolidated entities			$33,703
Disposition of ancillary businesses:
Fair value of assets sold		$8,453
Liabilities incurred in disposition		$954
Liabilities assumed by buyer		$1,751
Cash received		$32,299
Deconsolidation of a majority owned joint venture:
Fair value of assets removed	$92,506
Liabilities removed	$84,513
Minority interest eliminated	$8,014

Notes to Consolidated Financial Statements — (Continued)

17.	Supplemental Guarantor Information

A 100% owned subsidiary of the Company, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), issued $300 million of 6.875% Senior Notes due 2012 on November 22, 2002; $250 million of 5.95% Senior Notes due 2013 on September 3, 2003; $300 million of 4.95% Senior Notes due 2014 on March 16, 2004; and $300 million of 5.15% Senior Notes due 2015 on June 2, 2005. The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest is guaranteed jointly and severally on a senior basis by the Company and substantially all of the Company’s 100%-owned home building subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional. The Company’s non-home building subsidiaries and several of its home building subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the debt. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such disclosures would not be material to financial investors. Prior to the senior debt issuances, the Subsidiary Issuer did not have any operations.

Supplemental consolidating financial information of Toll Brothers, Inc., the Subsidiary Issuer, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at Toll Brothers, Inc. on a consolidated basis is presented below (amounts in thousands $).

Notes to Consolidated Financial Statements — (Continued)

Consolidating Balance Sheet at October 31, 2008

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents			1,515,617	117,878		1,633,495
Inventory			3,727,937	399,538		4,127,475
Property, construction and office equipment, net			84,460	2,002		86,462
Receivables, prepaid expenses and other assets	39	3,549	83,932	27,758	(1,516)	113,762
Mortgage loans receivable				49,255		49,255
Customer deposits held in escrow			18,728	185		18,913
Deferred tax assets	405,703					405,703
Investments in and advances to unconsolidated entities			105,828	45,943		151,771
Investments in and advances to consolidated entities	3,036,158	1,160,470	(953,622)	(142,329)	(3,100,677)	—

	3,441,900	1,164,019	4,582,880	500,230	(3,102,193)	6,586,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Loans payable			426,060	187,534		613,594
Senior notes		1,143,445				1,143,445
Senior subordinated notes			343,000			343,000
Mortgage company warehouse loan				37,867		37,867
Customer deposits			110,312	25,279		135,591
Accounts payable			128,971	5,872		134,843
Accrued expenses		20,574	465,791	253,951	(1,720)	738,596
Income taxes payable	204,247			(2,000)		202,247

Total liabilities	204,247	1,164,019	1,474,134	508,503	(1,720)	3,349,183

Stockholders’ equity
Common stock	1,604			2,003	(2,003)	1,604
Additional paid-in capital	282,090		4,420	2,734	(7,154)	282,090
Retained earnings	2,953,655		3,104,001	(13,010)	(3,090,991)	2,953,655
Treasury stock, at cost	(21)					(21)
Accumulated other comprehensive income	325		325		(325)	325

Total stockholders’ equity	3,237,653	—	3,108,746	(8,273)	(3,100,473)	3,237,653

	3,441,900	1,164,019	4,582,880	500,230	(3,102,193)	6,586,836

Notes to Consolidated Financial Statements — (Continued)

Consolidating Balance Sheet at October 31, 2007

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents			783,891	116,446		900,337
Inventory			5,183,247	389,408		5,572,655
Property, construction and office equipment, net			81,832	2,433		84,265
Receivables, prepaid expenses and other assets		4,241	105,316	32,465	(6,112)	135,910
Contracts receivable			45,472	1,053		46,525
Mortgage loans receivable				93,189		93,189
Customer deposits held in escrow			33,689	678		34,367
Deferred tax assets	169,897					169,897
Investments in and advances to unconsolidated entities			183,171			183,171
Investments in and advances to consolidated entities	3,557,297	1,159,384	(1,175,807)	(94,835)	(3,446,039)	—

	3,727,194	1,163,625	5,240,811	540,837	(3,452,151)	7,220,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable			481,262	215,552		696,814
Senior notes		1,142,306				1,142,306
Senior subordinated notes			350,000			350,000
Mortgage company warehouse loan				76,730		76,730
Customer deposits			230,982	29,173		260,155
Accounts payable			229,448	7,429		236,877
Accrued expenses		21,319	563,016	146,156	(6,262)	724,229
Income taxes payable	199,960			(2,000)		197,960

Total liabilities	199,960	1,163,625	1,854,708	473,040	(6,262)	3,685,071

Minority interest				8,011		8,011
Stockholders’ equity:
Common stock	1,570			2,003	(2,003)	1,570
Additional paid-in capital	227,561		4,420	2,734	(7,154)	227,561
Retained earnings	3,298,925		3,382,080	55,049	(3,437,129)	3,298,925
Treasury stock, at cost	(425)					(425)
Accumulated other comprehensive loss	(397)		(397)		397	(397)

Total stockholders’ equity	3,527,234	—	3,386,103	59,786	(3,445,889)	3,527,234

	3,727,194	1,163,625	5,240,811	540,837	(3,452,151)	7,220,316

Notes to Consolidated Financial Statements — (Continued)

Consolidating Statement of Operations for the fiscal year ended October 31, 2008

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Completed contract			3,051,658	54,635		3,106,293
Percentage of completion			36,975	4,898		41,873
Land sales			10,047			10,047

	—	—	3,098,680	59,533	—	3,158,213

Costs of revenues:
Completed contract			2,941,408	53,397	913	2,995,718
Percentage of completion			33,714	2,507		36,221
Land sales			4,818			4,818
Interest		66,194	88,617	244	(66,194)	88,861

	—	66,194	3,068,557	56,148	(65,281)	3,125,618

Selling, general and administrative	5	702	430,085	29,174	(30,072)	429,894
Goodwill impairment			3,233			3,233

Loss from operations	(5)	(66,896)	(403,195)	(25,789)	95,353	(400,532)
Other:
Loss from unconsolidated entities			(78,784)	(107,609)		(186,393)
Interest and other		66,896	117,008	31,587	(95,353)	120,138
Loss from consolidated subsidiaries	(466,782)		(101,811)		568,593	—

Loss before income taxes	(466,787)	—	(466,782)	(101,811)	568,593	(466,787)
Income tax benefit	(168,977)		(196,816)	(41,100)	237,916	(168,977)

Net loss	(297,810)	—	(269,966)	(60,711)	330,677	(297,810)

Notes to Consolidated Financial Statements — (Continued)

Consolidating Statement of Operations for the fiscal year ended October 31, 2007

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Completed contract			4,495,600			4,495,600
Percentage of completion			89,018	50,475		139,493
Land sales			11,886			11,886

			4,596,504	50,475		4,646,979

Costs of revenues:
Completed contract			3,860,686	45,296	(75)	3,905,907
Percentage of completion			70,647	38,307		108,954
Land sales			8,069			8,069
Interest		66,939	100,432	2,015	(66,939)	102,447

		66,939	4,039,834	85,618	(67,014)	4,125,377

Selling, general and administrative	30	705	517,392	34,817	(36,215)	516,729
Goodwill impairment			8,973			8,973

(Loss) income from operations	(30)	(67,644)	30,305	(69,960)	103,229	(4,100)
Other:
Loss from unconsolidated entities			(40,353)			(40,353)
Interest and other		67,644	78,281	72,437	(103,229)	115,133
Earnings from consolidated subsidiaries	70,710		2,477		(73,187)	—

Income before income taxes	70,680	—	70,710	2,477	(73,187)	70,680
Income tax provision	35,029		14,906	969	(15,875)	35,029

Net income	35,651	—	55,804	1,508	(57,312)	35,651

Notes to Consolidated Financial Statements — (Continued)

Consolidating Statement of Operations for the fiscal year ended October 31, 2006

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Completed contract			5,945,169			5,945,169
Percentage of completion			87,030	83,081		170,111
Land sales			8,173			8,173

			6,040,372	83,081		6,123,453

Cost of revenues:
Completed contract			4,259,097	5,221	(1,118)	4,263,200
Percentage of completion			67,711	64,557		132,268
Land sales			6,997			6,997
Interest		66,939	105,639	16,354	(66,939)	121,993

		66,939	4,439,444	86,132	(68,057)	4,524,458

Selling, general and administrative	40	704	573,866	33,347	(34,553)	573,404

Income (loss) from operations	(40)	(67,643)	1,027,062	(36,398)	102,610	1,025,591
Other:
Earnings from unconsolidated entities			48,361			48,361
Earnings from consolidated subsidiaries	1,126,656		13,653		(1,140,309)	—
Interest and other		67,643	37,580	50,051	(102,610)	52,664

Income before income taxes	1,126,616	—	1,126,656	13,653	(1,140,309)	1,126,616
Income tax provision	439,403		429,538	5,339	(434,877)	439,403

Net income	687,213	—	697,118	8,314	(705,432)	687,213

Notes to Consolidated Financial Statements — (Continued)

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2008

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities:
Net loss	(297,810)		(269,966)	(60,711)	330,677	(297,810)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Inventory impairments			634,491	10,500		644,991
Impairment of investment in unconsolidated entities			93,192	107,460		200,652
(Loss) earnings from unconsolidated entities			(14,408)	149		(14,259)
Distributions of earnings from unconsolidated entities			41,937			41,937
Depreciation and amortization		1,831	25,682	820		28,333
Stock-based compensation	23,255					23,255
Excess tax benefit from stock-based compensation	(25,780)					(25,780)
Deferred tax provision	(235,806)					(235,806)
Goodwill impairment charge			3,233			3,233
Deconsolidation of majority owned joint venture				(31)		(31)
Changes in operating assets and liabilities:
(Increase) decrease in inventory			715,551	(52,782)		662,769
Origination of mortgage loans				(896,365)		(896,365)
Sale of mortgage loans				940,299		940,299
Decrease in contracts receivable			45,472	1,053		46,525
Decrease (increase) in receivables, prepaid expenses and other assets	521,100	(1,086)	(198,897)	31,638	(334,017)	18,738
Decrease in customer deposits			(104,827)	(4,283)		(109,110)
(Decrease) increase in accounts payable and accrued expenses	(16,379)	(745)	(138,310)	(42,333)	3,340	(194,427)
Increase (decrease) in current income taxes payable	(10,348)					(10,348)

Net cash provided by (used in) operating activities	(41,768)	—	833,150	35,414	—	826,796

Cash flow from investing activities:
Purchase of property and equipment, net			(7,768)	(390)		(8,158)
Purchase of marketable securities			(1,239,715)	(228,725)		(1,468,440)
Sale of marketable securities			1,234,762	228,725		1,463,487
Investments in and advances to unconsolidated entities			(28,236)	(26,551)		(54,787)
Return of investment in unconsolidated entities			3,268			3,268

Net cash provided by (used in) in investing activities	—	—	(37,689)	(26,941)	—	(64,630)

Cash flow from financing activities:
Proceeds from loans payable			533	994,300		994,833
Principal payments of loans payable			(57,268)	(1,001,344)		(1,058,612)
Redemption of senior subordinated notes			(7,000)			(7,000)
Proceeds from stock-based benefit plans	17,982					17,982
Excess tax benefit from stock-based compensation	25,780					25,780
Purchase of treasury stock	(1,994)					(1,994)
Change in minority interest				3		3

Net cash (used in) provided by financing activities	41,768	—	(63,735)	(7,041)	—	(29,008)

Net increase in cash and cash equivalents	—	—	731,726	1,432	—	733,158
Cash and cash equivalents, beginning of period			783,891	116,446		900,337

Cash and cash equivalents, end of period	—	—	1,515,617	117,878	—	1,633,495

Notes to Consolidated Financial Statements — (Continued)

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2007

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities:
Net income	35,651		55,804	1,508	(57,312)	35,651
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Inventory impairments			579,816	39,700		619,516
Impairment of investments in unconsolidated entities			59,242			59,242
Loss from unconsolidated entities			(18,889)			(18,889)
Distributions of earnings from unconsolidated entities			23,545			23,545
Depreciation and amortization		1,139	28,376	434		29,949
Amortization of initial benefit obligation			1,291			1,291
Stock-based compensation	27,463					27,463
Excess tax benefit from stock-based compensation	(15,915)					(15,915)
Deferred tax benefit	(289,203)					(289,203)
Gain on sales of businesses				(24,643)		(24,643)
Goodwill impairment			8,973			8,973
Changes in operating assets and liabilities:
(Increase) decrease in inventory			34,190	(52,464)		(18,274)
Origination of mortgage loans				(1,412,629)		(1,412,629)
Sale of mortgage loans				1,449,766		1,449,766
Decrease in contracts receivable			41,558	82,028		123,586
Decrease (increase) in receivables, prepaid expenses and other assets	193,524	(1,139)	(221,401)	(25,522)	64,467	9,929
Decrease in customer deposits			(82,116)	(2,567)		(84,683)
(Decrease) increase in accounts payable and accrued expenses	10,667		(231,464)	32,358	(7,155)	(195,594)
Increase (decrease) in current income taxes payable	1,441			(53)		1,388

Net cash provided by (used in) operating activities	(36,372)	—	278,925	87,916	—	330,469

Cash flow from investing activities:
Purchase of property and equipment, net			(14,348)	(627)		(14,975)
Proceeds from sale of business				32,299		32,299
Purchase of marketable securities			(5,143,195)	(626,610)		(5,769,805)
Sale of marketable securities			5,143,195	626,610		5,769,805
Investments in unconsolidated entities			(34,530)			(34,530)
Distributions from unconsolidated entities			42,790			42,790

Net cash provided by (used in) in investing activities	—	—	(6,088)	31,672	—	25,584

Cash flow from financing activities:
Proceeds from loans payable			33,354	1,474,511		1,507,865
Principal payments of loans payable			(104,765)	(1,528,020)		(1,632,785)
Proceeds from stock-based benefit plans	20,475					20,475
Proceeds from restricted stock award	1,800					1,800
Excess tax benefit from stock-based compensation	15,915					15,915
Purchase of treasury stock	(1,818)					(1,818)
Change in minority interest				308		308

Net cash (used in) provided by financing activities	36,372	—	(71,411)	(53,201)	—	(88,240)

Net increase in cash and cash equivalents	—	—	201,426	66,387	—	267,813
Cash and cash equivalents, beginning of period			582,465	50,059		632,524

Cash and cash equivalents, end of period	—	—	783,891	116,446	—	900,337

Notes to Consolidated Financial Statements — (Continued)

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2006

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities:
Net income	687,213		697,118	8,314	(705,432)	687,213
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Inventory impairments			152,045			152,045
Earnings from unconsolidated entities			(48,361)			(48,361)
Distributions of earnings from unconsolidated entities			10,534			10,534
Depreciation and amortization		1,139	26,705	2,513		30,357
Amortization of initial benefit obligation			1,957			1,957
Stock-based compensation	27,082					27,082
Excess tax benefits from stock-based compensation	(16,110)					(16,110)
Deferred tax provision	8,773					8,773
Changes in operating assets and liabilities
Increase in inventory			(797,296)	(80,450)		(877,746)
Origination of mortgage loans				(1,022,663)		(1,022,663)
Sale of mortgage loans				992,196		992,196
Increase in contracts receivable			(87,030)	(83,081)		(170,111)
Decrease (increase) in receivables, prepaid expenses and other assets	(704,708)	(1,869)	(75,125)	131,487	672,560	22,345
(Decrease) increase in customer deposits			(67,592)	31,062		(36,530)
Increase (decrease) in accounts payable and accrued expenses	13,337	730	(5,550)	10,496	32,872	51,885
Increase in current income taxes payable	63,045					63,045

Net cash (used in) provided by operating activities	78,632	—	(192,595)	(10,126)	—	(124,089)

Cash flow from investing activities:
Purchase of property and equipment, net			(40,052)	(1,688)		(41,740)
Purchase of marketable securities			(2,693,485)	(151,325)		(2,844,810)
Sale of marketable securities			2,693,485	151,325		2,844,810
Investments in unconsolidated entities			(122,190)			(122,190)
Return of investment in unconsolidated entities			53,806			53,806
Acquisition of joint venture interest				(44,750)		(44,750)

Net cash used in investing activities	—	—	(108,436)	(46,438)	—	(154,874)

Cash flow from financing activities:
Proceeds from loans payable			472,065	1,142,022		1,614,087
Principal payments of loans payable			(252,881)	(1,064,069)		(1,316,950)
Proceeds from stock-based benefit plans	15,103					15,103
Excess tax benefits from stock-based compensation	16,110					16,110
Purchase of treasury stock	(109,845)					(109,845)
Change in minority interest				3,763		3,763

Net cash provided by (used in) financing activities	(78,632)	—	219,184	81,716	—	222,268

Net (decrease) increase in cash and cash equivalents	—	—	(81,847)	25,152	—	(56,695)
Cash and cash equivalents, beginning of year			664,312	24,907		689,219

Cash and cash equivalents, end of year	—	—	582,465	50,059	—	632,524

Summary Consolidated Quarterly Financial Data (Unaudited)

	Three Months Ended,
	October 31	July 31	April 30	January 31
	(Amounts in thousands, except per share data)

Fiscal 2008
Revenue	$698,901	$797,670	$818,790	$842,852
Gross profit	$24,722	$57,840	$(24,334)	$(25,633)
Loss before income taxes	$(106,026)	$(54,795)	$(154,011)	$(151,955)
Net loss	$(78,821)	$(29,295)	$(93,737)	$(95,957)
Loss per share(1)
Basic	$(0.49)	$(0.18)	$(0.59)	$(0.61)
Diluted	$(0.49)	$(0.18)	$(0.59)	$(0.61)
Weighted-average number of shares
Basic	159,725	158,761	158,621	157,813
Diluted(2)	159,725	158,761	158,621	157,813
Fiscal 2007
Revenue	$1,169,340	$1,212,351	$1,174,677	$1,090,611
Gross profit	$25,601	$134,043	$167,327	$194,631
(Loss) income before income taxes	$(121,059)	$45,046	$59,493	$87,200
Net (loss) income	$(81,841)	$26,486	$36,690	$54,316
(Loss) earnings per share(1)
Basic	$(0.52)	$0.17	$0.24	$0.35
Diluted	$(0.52)	$0.16	$0.22	$0.33
Weighted-average number of shares
Basic	156,787	155,556	154,716	154,212
Diluted(2)	156,787	164,375	164,294	164,048

(1)	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

(2)	For each quarter in fiscal 2008 and for the three months ended October 31, 2007 there were no incremental shares attributed to outstanding options to purchase common stock because the Company reported a net loss for each period, and any incremental shares would be anti-dilutive.