Form 10-Q
period 2009-01-31
TOLL BROTHERS INC
filed 2009-03-11
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009
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

At March 3, 2009, there were approximately 161,066,000 shares of Common Stock, $.01 par value, outstanding.

TOLL BROTHERS, INC. AND SUBSIDIARIES

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements may include, but are not limited to: information related to anticipated operating results; financial resources; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; interest expense; inventory write-downs; effects of home buyer cancellations; growth and expansion; anticipated income to be realized from our investments in unconsolidated entities; the ability to acquire land; the ability to gain approvals and to open new communities; the ability to sell homes and properties; the ability to deliver homes from backlog; the ability to secure materials and subcontractors; the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities in the future; industry trends; and stock market valuations. From time to time, forward-looking statements also are included in our Form 10-K and other periodic reports on Forms 10-Q and 8-K, in press releases, in presentations, on our web site and in other materials released to the public.

Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. These risks and uncertainties include: local, regional, national and international economic conditions, including the current economic turmoil and uncertainties in the U.S. and global credit and financial markets; demand for homes; domestic and international political events; uncertainties created by terrorist attacks; effects of governmental regulation, including effects from the Emergency Economic Stabilization Act, the American Recovery and Reinvestment Act, and any pending or new stimulus legislation and programs; the competitive environment in which the Company operates; changes in consumer confidence; volatility and fluctuations in interest rates; unemployment rates; changes in home prices, foreclosure rates and sales activity in the markets where the Company builds homes; the availability and cost of land for future growth; excess inventory and adverse market conditions that could result in substantial inventory write-downs or write-downs in the value of investments in unconsolidated entities; the ability to realize our deferred tax assets; the availability of capital; uncertainties, fluctuations and volatility in the capital and securities markets; liquidity in the credit markets; changes in tax laws and their interpretation; legal proceedings; the availability of adequate insurance at reasonable cost; the ability of customers to obtain adequate and affordable financing for the purchase of homes; the ability of home buyers to sell their existing homes; the ability of the participants in our various joint ventures to honor their commitments; the availability and cost of labor and building and construction materials; the cost of oil, gas and other raw materials; construction delays; and weather conditions.

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

Additional information concerning potential factors that we believe could cause our actual results to differ materially from expected and historical results is included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires. Reference herein to “fiscal 2009,” “fiscal 2008,” and “fiscal 2007” refer to our fiscal year ending October 31, 2009, and our fiscal years ended October 31, 2008, and October 31, 2007, respectively.

Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. On March 4, 2009, we issued a press release and held a conference call to review the results of operations for the three-month period ended January 31, 2009 and to discuss the current state of our business. The information contained in this report is the same information given in the press release and on the conference call on March 4, 2009, and we are not reconfirming or updating that information in this Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TOLL BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	January 31,	October 31,
	2009	2008
	(Unaudited)

ASSETS
Cash and cash equivalents	$1,533,524	$1,633,495
Inventory	3,932,957	4,127,475
Property, construction and office equipment, net	84,065	86,462
Receivables, prepaid expenses and other assets	107,010	113,762
Mortgage loans receivable	53,724	49,255
Customer deposits held in escrow	15,711	18,913
Investments in and advances to unconsolidated entities	145,370	151,771
Deferred tax assets	450,118	405,703

	$6,322,479	$6,586,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable	$581,297	$613,594
Senior notes	1,143,730	1,143,445
Senior subordinated notes	343,000	343,000
Mortgage company warehouse loan	41,914	37,867
Customer deposits	112,489	135,591
Accounts payable	104,224	134,843
Accrued expenses	685,674	738,596
Income taxes payable	145,414	202,247

Total liabilities	3,157,742	3,349,183

Minority interest	2,494	—
Stockholders’ equity:
Preferred stock, none issued
Common stock, 161,053 and 160,370 shares issued at January 31, 2009 and October 31, 2008, respectively	1,611	1,604
Additional paid-in capital	295,616	282,090
Retained earnings	2,864,760	2,953,655
Treasury stock, at cost — 2 and 1 shares at January 31, 2009 and October 31, 2008, respectively	(39)	(21)
Accumulated other comprehensive loss	295	325

Total stockholders’ equity	3,162,243	3,237,653

	$6,322,479	$6,586,836

See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Three Months Ended January 31,
	2009	2008
	(Unaudited)

Revenues	$409,023	$842,329

Cost of revenues	485,980	868,049
Selling, general and administrative	85,763	121,318

	571,743	989,367

Loss from operations	(162,720)	(147,038)
Other:
Loss from unconsolidated entities	(5,097)	(24,086)
Interest and other	11,256	19,169

Loss before income tax benefit	(156,561)	(151,955)
Income tax benefit	(67,666)	(55,998)

Net loss	$(88,895)	$(95,957)

Loss per share:
Basic	$(0.55)	$(0.61)

Diluted	$(0.55)	$(0.61)

Weighted-average number of shares:
Basic	160,700	157,813
Diluted	160,700	157,813

See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended January 31,
	2009	2008
	(Unaudited)

Cash flow from operating activities:
Net loss	$(88,895)	$(95,957)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,854	6,961
Stock-based compensation	5,907	12,374
Excess tax benefits from stock-based compensation	(2,638)	(6,853)
Impairment of investments in unconsolidated entities	6,000	27,820
Income from unconsolidated entities	(903)	(3,734)
Distributions of earnings from unconsolidated entities	657	4,971
Deferred tax benefit	(44,415)	(99,933)
Inventory impairments	150,616	217,660
Changes in operating assets and liabilities
Decrease in inventory	50,029	79,819
Origination of mortgage loans	(107,531)	(275,230)
Sale of mortgage loans	103,060	289,875
Decrease in contracts receivable		22,054
Decrease in receivables, prepaid expenses and other assets	6,064	4,718
Decrease in customer deposits	(19,900)	(30,899)
Decrease in accounts payable and accrued expenses	(70,689)	(70,924)
Decrease in current income taxes payable	(52,539)	(22,537)

Net cash (used in) provided by operating activities	(59,323)	60,185

Cash flow from investing activities:
Purchase of property and equipment	(2,483)	(3,791)
Purchases of marketable securities		(1,371,742)
Sale of marketable securities		1,371,742
Investments in and advances to unconsolidated entities	(6,162)	(8,713)
Return of investments from unconsolidated entities	1,443	2,623

Net cash used in investing activities	(7,202)	(9,881)

Cash flow from financing activities:
Proceeds from loans payable	129,301	302,988
Principal payments of loans payable	(168,984)	(313,893)
Proceeds from stock-based benefit plans	3,966	10,413
Excess tax benefits from stock-based compensation	2,638	6,853
Purchase of treasury stock	(367)	(361)
Change in minority interest		3

Net cash (used in) provided by financing activities	(33,446)	6,003

Net (decrease) increase in cash and cash equivalents	(99,971)	56,307
Cash and cash equivalents, beginning of period	1,633,495	900,337

Cash and cash equivalents, end of period	$1,533,524	$956,644

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2008 balance sheet amounts and disclosures included herein have been derived from our October 31, 2008 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, the Company suggests that they be read in conjunction with the consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended October 31, 2008. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of January 31, 2009, and the results of its operations and cash flows for the three months ended January 31, 2009 and 2008. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

Income Taxes — Valuation Allowance

Significant judgment is required in estimating valuation allowances for deferred tax assets. In accordance with Statement of Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”), a valuation allowance is established against a deferred tax asset if, based on the available evidence, it is more likely than not that such asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. The Company periodically assesses the need for valuation allowances for deferred tax assets based on SFAS 109’s more-likely-than-not realization threshold criterion. In the Company’s assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative income and losses, forecasts of future profitability, the duration of statutory carryback or carryforward periods, its experience with operating loss and tax credit carryforwards being used before expiration, and tax planning alternatives.

The Company’s assessment of the need for a valuation allowance on its deferred tax assets includes assessing the likely future tax consequences of events that have been recognized in its consolidated financial statements or tax returns. The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, on business plans and other expectations about future outcomes. Changes in existing tax laws or rates could affect actual tax results and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. The Company’s accounting for deferred tax assets represents its best estimate of future events.

Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods (carryforward period assumptions), it is reasonably possible that actual results could differ from the estimates used in the Company’s historical analyses. The Company’s assumptions require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. The Company’s current assessment of the need for a valuation allowance is primarily dependent upon its utilization of taxable income in the carryback period and its future projected income. If the Company’s results of

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations are less than projected and there is no objectively verifiable evidence to support the realization of its deferred tax assets, a valuation allowance may be required to reduce or eliminate its deferred tax assets.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The Company adopted SFAS 157 with respect to financial instruments effective for its fiscal year beginning November 1, 2008. See Note 9, “Fair Value Disclosures” for information concerning the adoption of SFAS 157. In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP 157-2”) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 applies to, but is not limited to, long-lived assets (asset groups) measured at fair value for an impairment assessment (i.e., inventory impairment assessments). FSP 157-2 defers the effective date for nonfinancial assets and nonfinancial liabilities of SFAS 157 for the Company to November 1, 2009. The Company is currently evaluating the impact, if any, of SFAS 157 related to nonfinancial assets and nonfinancial liabilities on the Company’s consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The election, called the “fair value option,” enables companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and is simpler than using the complex hedge-accounting requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to achieve similar results. The Company adopted SFAS 159 effective for its fiscal year beginning November 1, 2008. See Note 9, “Fair Value Disclosures” for information concerning the adoption of SFAS 159.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment to ARB No. 51” (“SFAS 160”). Under the provisions of SFAS 160, a noncontrolling interest in a subsidiary, or minority interest, must be classified as equity and the amount of consolidated net income specifically attributable to the minority interest must be clearly identified in the consolidated statement of operations. SFAS 160 also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling interest retained in a deconsolidation. SFAS 160 will be effective for the Company’s fiscal year beginning November 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS 160; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

Reclassification

The Company has determined that the amount of land sales revenues and costs that it expects to have in the future will be immaterial to its statement of operations and, effective November 1, 2008, included the net amount of income realized from these sales in “Other: Interest and other” on the Company’s Condensed Consolidated Statements of Operations included in this Form 10-Q. In order to conform the Company’s Condensed Consolidated Statement of Operations for the three months ended January 31, 2008 to the presentation for the three months ended January 31, 2009, income realized from land sales for the fiscal 2008 period was reclassified to “Other: Interest and

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other” on the Company’s Condensed Consolidated Statement of Operations included in this Form 10-Q. The following amounts have been reclassified from the 2008 presentation (in thousands):

Land sales revenues	$523
Cost of revenues — land sales	$434
Cost of revenues — interest on land sales	$2
Reclassified to Other: Interest and other	$87

The presentation of certain other prior year amounts have been reclassified to conform to the fiscal 2009 presentation.

2.	Inventory

Inventory at January 31, 2009 and October 31, 2008 consisted of the following (amounts in thousands):

	January 31,	October 31,
	2009	2008

Land and land development costs	$1,181,218	$1,299,825
Construction in progress	2,155,226	2,214,829
Sample homes and sales offices	362,957	370,871
Land deposits and costs of future development	215,432	223,412
Other	18,124	18,538

	$3,932,957	$4,127,475

Construction in progress includes the cost of homes under construction and the land and land development costs and the carrying cost of home sites that have been substantially improved.

The Company capitalizes certain interest costs to qualified inventory during the development and construction period of its communities in accordance with SFAS No. 34, “Capitalization of Interest Costs” (“SFAS 34”). Capitalized interest is charged to cost of revenues when the related inventory is delivered. Interest incurred on indebtedness in excess of qualified inventory, as defined in SFAS 34, is charged to selling, general and administrative expense in the period incurred. Due to the decline in qualified inventory, interest incurred on homebuilding indebtedness exceeded amounts eligible for capitalization in fiscal 2009. Prior to November 1, 2008, qualified inventory exceeded homebuilding indebtedness and all interest incurred was capitalized.

Interest incurred, capitalized and expensed for the three months ended January 31, 2009 and 2008, was as follows (amounts in thousands):

	2009	2008

Interest capitalized, beginning of period	$238,832	$215,571
Interest incurred	28,285	33,105
Interest expensed to cost of revenues	(15,224)	(20,965)
Interest expensed to selling, general and administrative expense	(812)
Write-off against other income	(112)	(2)

Interest capitalized, end of period	$250,969	$227,709

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

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable in the three-month periods ended January 31, 2009 and 2008, and the carrying value of inventory at January 31, 2009, as shown in the table below (amounts in millions).

	Carrying Value of	Impairment Charges Recognized
	Inventory at	Three Months Ended January 31,
	January 31, 2009	2009	2008

Land controlled for future communities — not owned	$66.6	$7.3	$72.5
Land owned for future communities	801.2	35.0	10.8
Operating communities	3,065.2	108.3	134.4

Total	$3,933.0	$150.6	$217.7

The table below provides, as of the date indicated, the number of operating communities in which the Company recognized impairment charges, the fair value of those communities, net of impairment charges and the amount of impairment charges recognized in the period indicated ($ amounts in millions).

		Fair Value of
		Communities,
		Net of
	Number of	Impairment	Impairment
	Communities	Charges	Charges

Three Months Ended:
January 31, 2009	40	$216.2	$108.3
January 31, 2008	38	$339.3	$145.2

At January 31, 2009, the Company evaluated its land purchase contracts to determine if any of the selling entities were variable interest entities (“VIEs”) and, if they were, whether the Company was the primary beneficiary of any of them. Under these purchase contracts, the Company does not possess legal title to the land and its risk is generally limited to deposits paid to the sellers; the creditors of the sellers generally have no recourse against the Company. At January 31, 2009, the Company had determined that it was the primary beneficiary of one VIE related to a land purchase contract and had recorded $5.6 million of inventory and $5.3 million of accrued expenses.

3.	Investments in and Advances to Unconsolidated Entities

Development Joint Ventures

The Company has investments in, and advances to, a number of joint ventures with unrelated parties to develop land (“Development Joint Ventures”). Some of these Development Joint Ventures develop land for the sole use of the venture participants, including the Company, and others develop land for sale to the joint venture participants and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites by Development Joint Ventures to other builders. With regard to home sites the Company purchases from the Development Joint Ventures, the Company reduces its cost basis in those home sites by its share of the earnings on the home sites. At January 31, 2009, the Company had approximately $63.1 million, net of impairment charges, invested in or advanced to Development Joint Ventures. The Company has a funding commitment of $3.5 million to one Development Joint Venture, should an additional investment in that venture be required.

At January 31, 2009, the Development Joint Ventures had aggregate loan commitments of $1.07 billion and had approximately $1.07 billion borrowed against these commitments. With respect to loans obtained by some of the Development Joint Ventures, the Company executed completion guarantees and conditional repayment guarantees. The obligations under such completion guarantees and conditional repayment guarantees are several and not joint, and are limited to the Company’s pro-rata share of the loan obligations of each such respective Development Joint Venture. At January 31, 2009, the maximum liability, if any, under such completion guarantees

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and conditional repayment guarantees (net of amounts that the Company has accrued) is estimated to be approximately $50.3 million.

As of January 31, 2009, the Company had recognized cumulative impairment charges in connection with its Development Joint Ventures of $173.6 million. Some of these impairment charges are attributable to investments in a certain Development Joint Venture that the Company did not believe were fully recoverable. The Company did not recognize impairment charges in connection with its Development Joint Ventures in the three-month period ended January 31, 2009, but did recognize $27.8 million of impairment charges in the three-month period ended January 31, 2008.

Two of the Development Joint Ventures have received notices of default from their respective lending syndicates. In October 2008, the lending syndicate for one of the Development Joint Ventures completed a foreclosure on the land owned by that Development Joint Venture and filed a lawsuit against its members, including the parent companies of the members, seeking to recover damages under the completion guarantees. Each of the completion guarantees delivered by the members of that Development Joint Venture is several and not joint, therefore, the liability of the Company is limited to the Company’s pro-rata share of any damages awarded under such completion guarantees. In December 2008, the lending syndicate for the second Development Joint Venture filed separate lawsuits against the members of the Development Joint Venture and their parent companies, seeking to recover damages under the completion guarantees and damages allegedly caused by the venture’s failure to repay the lenders. The Company does not believe that these alleged Development Joint Venture defaults and related lawsuits will have a material impact on the Company’s results of operations, cash flows and financial condition.

Planned Community JV

The Company is a participant in a joint venture with an unrelated party to develop a single master planned community (the “Planned Community JV”). The Company and the other participant each contributed assets with an agreed-upon fair value of $48.0 million, including $3.0 million of cash. Each participant has agreed to contribute additional funds up to $14.5 million if required. If a participant fails to make a required capital contribution, the other participant may make the additional contribution and diminish the non-contributing participant’s ownership interest. At January 31, 2009, the Company had an investment of $47.6 million in this Planned Community JV.

Condominium Joint Ventures

At January 31, 2009, the Company had $22.4 million of investments in four joint ventures with unrelated parties to develop luxury condominium projects, including for-sale residential units and commercial space (“Condominium Joint Ventures”). At January 31, 2009, the Condominium Joint Ventures had aggregate loan commitments of $345.0 million, against which approximately $229.3 million had been borrowed. At January 31, 2009, the Company had guaranteed $13.0 million of the loans and other liabilities of these Condominium Joint Ventures.

One of these Condominium Joint Ventures is developing a condominium project in two phases. Construction of the first phase has been substantially completed and deliveries commenced in May 2008; the Company has the right to withdraw from phase two of the project upon the payment of a $30 million termination fee to its partner.

As of January 31, 2009, the Company recognized cumulative impairment charges against its investments in the Condominium Joint Ventures, and its pro-rata share of impairment charges recognized by these Condominium Joint Ventures, in the aggregate amount of $63.8 million. At January 31, 2009, the Company did not have any commitments to make contributions to any Condominium Joint Venture in excess of those that the Company already has accrued.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trust and Trust II

In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust II (“Trust II”) to be in a position to take advantage of commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by an affiliate of PASERS. At January 31, 2009, the Company had an investment of $11.6 million in Trust II. In addition, the Company and PASERS each entered into subscription agreements that expire in September 2009, whereby each agreed to invest additional capital in an amount not to exceed $11.1 million if required by Trust II. Prior to the formation of Trust II, the Company used Toll Brothers Realty Trust (the “Trust”) to invest in commercial real estate opportunities. The Trust is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Zvi Barzilay (and members of his family), Joel H. Rassman and other members of the Company’s current and former senior management; and one-third by an affiliate of PASERS (collectively, the “Shareholders”). At January 31, 2009, the Company’s investment in the Trust was $0.6 million. The Company provides development, finance and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $0.6 million and $0.5 million in the three-month periods ended January 31, 2009 and 2008, respectively. The Company believes that the transactions between itself and the Trust were on terms no less favorable than it would have agreed to with unrelated parties.

General

At January 31, 2009, the Company had $122.2 million accrued for its commitments to Development Joint Ventures, the Planned Community JV, Condominium Joint Ventures, Trust II and the Trust. The Company’s investments in these entities are accounted for using the equity method. Impairment charges related to these entities are included in “Loss from unconsolidated entities” in the Company’s Condensed Consolidated Statements of Operations.

4.	Accrued Expenses

Accrued expenses at January 31, 2009 and October 31, 2008 consisted of the following (amounts in thousands):

	January 31,	October 31,
	2009	2008

Land, land development and construction	$150,373	$184,017
Compensation and employee benefits	85,874	93,529
Insurance and litigation	162,421	158,307
Commitments to unconsolidated entities	122,233	128,227
Warranty	56,760	57,292
Interest	35,895	38,624
Other	72,118	78,600

	$685,674	$738,596

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company accrues for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Costs are accrued based upon historical experience. Changes in the warranty accrual for the three-month periods ended January 31, 2009 and 2008 were as follows (amounts in thousands):

	2009	2008

Balance, beginning of period	$57,292	$59,249
Additions — homes closed during the period	2,106	5,557
Additions — adjustments to accruals for homes closed in prior periods	1,474	790
Charges incurred	(4,112)	(5,246)

Balance, end of period	$56,760	$60,350

5.	Income Taxes

A reconciliation of the change in the gross unrecognized tax benefits for the three-month periods ended January 31, 2009 and 2008 is as follows (amounts in thousands):

	2009	2008

Balance, beginning of period	$320,679	$364,300
Increase in benefit as a result of tax positions taken in prior years	7,000	2,030
Increase in benefit as a result of tax positions taken in current year	2,000
Decrease in benefit as a result of settlements	(18,929)	(53,553)
Decrease in benefit as a result of lapse of statute of limitation	(25,000)

Balance, end of period	$285,750	$312,777

During the three-month period ended January 31, 2009, the Company reached final settlement of its Internal Revenue Service (“IRS”) tax audits for fiscal years 2003 through 2005, State of California tax audits for fiscal years 2002 through 2006, and certain other amended filings. The state impact of any amended federal returns remains subject to examination by various states for a period of up to one year after formal notification of such amendments to the states. The Company and its subsidiaries have various state and other income tax returns in the process of examination or administrative appeal. The Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will decrease primarily from expiration of tax statutes, but the Company does not believe these reversals will have a material impact on its financial statements. The Company’s unrecognized net tax benefits at January 31, 2009 were $171.4 million ($285.7 million before recognition of tax benefit) and were included in “Income taxes payable” on the Company’s Condensed Consolidated Balance Sheet at January 31, 2009. If these unrecognized tax benefits reverse in the future, they would have a beneficial impact on the Company’s effective tax rate at that time.

Interest and penalties are recognized as a component of the provision for income taxes, which is consistent with the Company’s historical accounting policy. During the three months ended January 31, 2009 and 2008, the Company recognized in its tax provision, before reduction for applicable taxes, interest and penalties of approximately $7.0 million and $3.5 million, respectively. At January 31, 2009 and October 31, 2008, the Company had accrued interest and penalties, before reduction of applicable taxes, of $105.3 million and $142.2 million, respectively; these amounts were included in “Income taxes payable” on the Company’s Condensed Consolidated Balance Sheet. The decrease in the three-month period ended January 31, 2009 relates primarily to the payment of interest on settled audits and the reversal of interest accrued in prior years against potential tax assessments no longer needed due to the expiration of the applicable statute of limitations for federal tax purposes, offset in part by additional interest accrued during the period.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with the provisions of SFAS 109, the Company assesses, on a quarterly basis, its ability to realize its deferred tax assets. Based on the Company’s assessment, after consideration of both positive and negative evidence, including the availability of carryback potential and/or taxable income in the future to realize the benefit of all of its deferred tax assets, at January 31, 2009, the Company believed it was more likely than not that the net deferred tax asset will be recoverable except for certain state deferred tax assets. The Company’s current assessment of the need for a valuation allowance is primarily dependent upon its utilization of taxable income in the carryback period and its future projected income. If the Company’s results of operations are less than projected and there is no objectively positive verifiable evidence to support the realization of its deferred tax assets, a valuation allowance may be required to reduce or eliminate its deferred tax assets. At October 31, 2008, the Company had the availability of approximately $462.4 million of prior income available to offset losses subsequent to October 31, 2008. The Company is allowed to carryforward taxable losses for 20 years and is allowed to apply future taxable income to further reduce its deferred tax assets.

For state tax purposes, due to past and projected losses in certain jurisdictions where the Company does not have carryback potential and/or cannot sufficiently forecast future taxable income, the Company recognized cumulative valuation allowances of $41.6 million ($27.0 million, net of federal tax benefit) as of January 31, 2009 against its state deferred tax assets. In the three-month period ended January 31, 2009, the Company recognized an impairment charge against its state deferred tax assets of $4.6 million ($3.0 million, net of federal tax benefit). In the three-month period ended January 31, 2008, the Company did not recognize an impairment charge against its state deferred tax assets.

The Company may increase its valuation allowances in the future against its deferred tax assets if it cannot generate sufficient future taxable income to utilize these deferred tax assets.

6.	Comprehensive Loss

All accumulated other comprehensive loss at January 31, 2009 and 2008 was related to employee retirement plans.

The components of other comprehensive loss in the three-month periods ended January 31, 2009 and 2008 were as follows (amounts in thousands):

	Three Months Ended January 31,
	2009	2008

Net loss as reported	$(88,895)	$(95,957)
Changes in pension liability, net of tax provision	(30)	(1,245)

Comprehensive loss	$(88,925)	$(97,202)

The Company recognized a tax provision of $29,000 and $830,000 in the three-month periods ended January 31, 2009 and 2008, respectively, related to the change in pension liability in other comprehensive loss.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Employee Retirement Plan

For the three-month periods ended January 31, 2009 and 2008, the Company recognized costs and made payments related to its supplemental retirement plans as follows (amounts in thousands):

	Three Months Ended January 31,
	2009	2008

Service cost	$33	$53
Interest cost	342	306
Amortization of initial benefit obligation	269	342
Amortization of unrecognized gains	(318)	(160)

	$326	$541

Benefits paid	$34	$29

8.	Stock-Based Benefit Plans

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

The weighted-average assumptions and the fair value used for stock option grants for the three-month periods ended January 31, 2009 and 2008 were as follows:

	2009	2008

Expected volatility	46.74% - 50.36%	46.67% - 48.63%
Weighted-average volatility	48.06%	47.61%
Risk-free interest rate	1.24% - 1.90%	3.32% - 3.85%
Expected life (years)	4.29 - 8.52	4.29 - 8.32
Dividends	none	none
Weighted-average grant date fair value per share of options granted	$8.60	$9.50

In the three-month period ended January 31, 2009, the Company recognized $5.6 million of stock compensation expense and $2.3 million of income tax benefit related to stock option grants. In the three-month period ended January 31, 2008, the Company recognized $12.2 million of stock compensation expense and $4.8 million of income tax benefit related to stock option grants.

The Company expects to recognize approximately $11.2 million of stock compensation expense and $4.5 million of income tax benefit for fiscal 2009 related to stock option grants. The Company recognized $22.6 million of stock compensation expense and $9.0 million of income tax benefit for fiscal 2008 related to stock option grants.

On December 18, 2008, the Executive Compensation Committee of the Company’s Board of Directors approved the award of a performance-based restricted stock unit (“Performance-Based RSU”) relating to

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

200,000 shares of the Company’s common stock to Robert I. Toll. The Performance-Based RSU will vest and Mr. Toll will be entitled to receive the underlying shares if the average closing price of the Company’s common stock on the New York Stock Exchange (“NYSE”), measured over any twenty consecutive trading days ending on or prior to December 19, 2013, increases 30% or more over $21.70, the closing price of the Company’s common stock on the NYSE on December 19, 2008; provided Mr. Toll continues to be employed by the Company or serve as a member of its Board of Directors until December 19, 2011. The Performance-Based RSU will also vest if Mr. Toll dies, becomes disabled or the Company experiences a change of control prior to satisfaction of the aforementioned performance criteria. Using a lattice based option pricing model and assuming an expected volatility of 48.14%, a risk-free interest rate of 1.35%, and an expected life of 3.00 years, the Company determined the aggregate value of the Performance-Based RSU to be $3.6 million. In the three-month period ended January 31, 2009, the Company recognized $134,900 of stock-based compensation expense related to the Performance-Based RSU.

As part of the Company’s cash conservation effort, it issued restricted stock units (“RSU”) relating to 62,052 shares of the Company’s common stock to a number of employees in lieu of a portion of the employees’ bonuses and in lieu of a portion of one employee’s 2009 salary. These RSUs, although not subject to forfeiture, will vest in annual installments over a four-year period, unless accelerated due to death, disability or termination of employment, as more fully described in the RSU award document. Because the RSUs are non-forfeitable, the value of the RSUs were determined to be equal to the number of shares of the Company’s common stock to be issued pursuant to the RSUs, multiplied by $21.70, the closing price of the Company’s common stock on the NYSE on December 19, 2008, the date the RSUs were awarded. The amount applicable to employee bonuses has been charged to the Company’s accrual for bonuses that it made in fiscal 2008 and the amount applicable to salary deferral ($130,000) was charged to selling, general and administrative expense in the three-month period ended January 31, 2009.

9.	Fair Value Disclosures

Effective November 1, 2008, the Company adopted SFAS 157 for its financial instruments measured at fair value on a recurring basis. SFAS 157 provides a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1:	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2:	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3:	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Effective November 1, 2008, the Company adopted SFAS 159 on a prospective basis for residential mortgage loans it holds for sale. In accordance with the provisions of SFAS 159, residential mortgage loans held for sale originated subsequent to November 1, 2008 are measured at fair value. Residential mortgage loans held for sale originated prior to November 1, 2008 are carried at lower of cost or market. The adoption of SFAS 159 for residential mortgage loans held for sale improves the consistency of mortgage loan valuation between the date the borrower locks in the interest rate on the pending mortgage loan and the date of the mortgage loan sale. In addition, the recognition of net origination costs and fees associated with residential mortgage loans originated on or after November 1, 2008 are no longer deferred until the time of sale. There were no required cumulative adjustments to retained earnings because the Company continued to account for residential mortgage loans held for sale originated prior to November 1, 2008 at the lower of cost or market. The implementation of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of assets and (liabilities) at January 31, 2009 related to the Company’s financial instruments, measured at fair value on a recurring basis, is set forth below (amounts in thousands).

	Fair Value	Fair
Financial Instrument	Hierarchy	Value

Cash Equivalents(a)	Level 1	$1,476,124
Residential Mortgage Loans Held for Sale	Level 2	$53,374
Forward Loan Commitments — Residential Mortgage Loans Held for Sale	Level 2	$390
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(567)
Forward Loan Commitments — IRLCs	Level 2	$563

(a)	Primarily consists of money market funds that are invested in short-term (maturities of 90 days or less) government securities.

As of January 31, 2009, the unpaid principal balance of mortgage loans held for sale exceeded the aggregate fair value by $351,000 and, accordingly, this amount has been recognized as a loss in current earnings and is included in interest and other. Interest income on mortgage loans held for sale is calculated based upon the stated interest rate of each loan and is included in interest and other.

IRLCs represent individual borrower agreements that commit the Company to lend at a specified price for a specified period as long as there is no violation of any condition established in the commitment contract. These commitments have varying degrees of interest rate risk. The Company utilizes best-efforts forward loan commitments (“Forward Commitments”) to hedge the interest risk of the IRLCs and residential mortgage loans held for sale. Forward Commitments represent contracts with third-party investors for the future delivery of loans whereby the Company agrees to make delivery at a specified future date at a specified price. The IRLCs and Forward Commitments are considered derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which requires derivative financial instruments to be recorded at fair value. The Company estimates the fair value of such commitments based on the estimated fair value of the underlying mortgage loan and, in the case of IRLCs, the probability that the mortgage loan will fund within the terms of the IRLC. To manage the risk of nonperformance of investors regarding the Forward Commitments, the Company assesses the credit worthiness of the investors on a periodic basis.

10.	Loss per Share Information

Information pertaining to the calculation of loss per share for the three-month periods ended January 31, 2009 and 2008 is as follows (amounts in thousands):

	2009	2008

Basic weighted-average shares	160,700	157,813
Common stock equivalents	—	—

Diluted weighted-average shares	160,700	157,813

Common stock equivalents represent the dilutive effect of outstanding in-the-money stock options using the treasury stock method. For the three-month periods ended January 31, 2009 and 2008, there were no incremental shares attributed to outstanding options to purchase common stock because the Company had a net loss in each of the periods and any incremental shares would be anti-dilutive. Had the Company had net income in the three-month periods ended January 31, 2009 and 2008, 4.4 million common stock equivalents would have been included in the fiscal 2009 period’s diluted weighted-average shares and 6.3 million common stock equivalents would have been included in the fiscal 2008 period’s diluted weighted-average shares.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At January 31, 2009, the exercise price of approximately 7.5 million outstanding stock options was higher than the average closing price of the Company’s common stock on the NYSE for the three-month period ended January 31, 2009. At January 31, 2008, the exercise price of approximately 9.3 million outstanding stock options was higher than the average closing price of the Company’s common stock on the NYSE for the three-month period ended January 31, 2008.

11.	Stock Repurchase Program

In March 2003, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. At January 31, 2009, the Company was authorized to repurchase approximately 11.9 million shares.

12.	Legal Proceedings

In January 2006, the Company received a request for information pursuant to Section 308 of the Clean Water Act from Region 3 of the U.S. Environmental Protection Agency (the “EPA”) concerning storm water discharge practices in connection with its homebuilding projects in the states that comprise EPA Region 3. The Company provided information to the EPA pursuant to the request. The U.S. Department of Justice (“DOJ”) has now assumed responsibility for the oversight of this matter and has advised that the Company has violated regulatory requirements applicable to storm water discharges and that it may seek injunctive relief and/or civil penalties. At an initial meeting with the DOJ on February 12, 2009, the DOJ asked that the Company engage in discussions to resolve the matter. The Company is now engaged in settlement discussions with representatives from the DOJ and the EPA.

On April 17, 2007, a securities class action suit was filed against Toll Brothers, Inc. and Robert I. Toll and Bruce E. Toll in the U.S. District Court for the Eastern District of Pennsylvania on behalf of the purported class of purchasers of our common stock between December 9, 2004 and November 8, 2005. The original plaintiff has been replaced by two new lead plaintiffs: The City of Hialeah Employees’ Retirement System and the Laborers Pension Trust Funds for Northern California. On August 14, 2007, an amended complaint was filed and the following individual defendants, who are directors and/or officers of Toll Brothers, Inc., were added to the suit: Zvi Barzilay, Joel H. Rassman, Robert S. Blank, Richard J. Braemer, Carl B. Marbach, Paul E. Shapiro and Joseph R. Sicree. The amended complaint filed on behalf of the purported class alleges that the defendants violated federal securities laws by issuing various materially false and misleading statements that had the effect of artificially inflating the market price of the Company’s stock. They further allege that the individual defendants sold shares for substantial gains during the class period. The purported class is seeking compensatory damages, counsel fees, and expert costs.

On November 4, 2008, a shareholder derivative action was filed in the Chancery Court of Delaware against Robert I. Toll, Zvi Barzilay, Joel H. Rassman, Bruce E. Toll, Paul E. Shapiro, Robert S. Blank, Carl B. Marbach, and Richard J. Braemer. The plaintiff, Milton Pfeiffer, purports to bring his claims on behalf of Toll Brothers, Inc. and alleges that the director and officer defendants breached their fiduciary duties to the Company and its stockholders with respect to the stock sales alleged in the securities class action discussed above, by selling while in possession of material inside information about the Company. The plaintiff seeks contribution and indemnification from the individual director and officer defendants for any liability found against the Company in the securities class action suit. In addition, again purportedly on the Company’s behalf, the plaintiff seeks disgorgement of the defendants’ profits from their stock sales. The Company’s Certificate of Incorporation and Bylaws provide for indemnification of its directors and officers.

The Company is involved in various other claims and litigation arising principally in the ordinary course of business. The Company believes that adequate provision for resolution of all claims and pending litigation has been made for probable losses and that the disposition of these and the above actions will not have a material adverse effect on the Company’s results of operations and liquidity or on its financial condition.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Commitments and Contingencies

At January 31, 2009, the aggregate purchase price of land parcels under option and purchase agreements, excluding parcels under option that the Company does not expect to acquire, was approximately $599.5 million (including $148.5 million of land to be acquired from unconsolidated entities in which the Company has investments). Generally, the Company’s option and purchase agreements to acquire home sites do not require the Company to purchase those home sites, although the Company may, in some cases, forfeit any deposit balance outstanding if and when it terminates an option and purchase agreements. While the Company has not terminated the option and purchase agreements on a number of land parcels that it does not expect to acquire, it has written off any non-recoverable deposits and costs previously capitalized to such land parcels in the periods that it determined that it would probably not acquire the parcels. At January 31, 2009, of the $599.5 million of land option and purchase agreements for parcels the Company expects to acquire, it had paid or deposited $47.8 million, was entitled to receive a credit for prior investments in unconsolidated entities of approximate $30.8 million and, if the Company acquired all of these land parcels, would have been required to pay $520.9 million. Of the $520.9 million the Company would be required to pay, it recorded $98.2 million of this amount in accrued expenses at January 31, 2009. Of the $66.3 million the Company had paid or accrued on these option and purchase agreements, $62.1 million was non-refundable at January 31, 2009.

At January 31, 2009, the Company had investments in and advances to a number of unconsolidated entities, was committed to invest or advance additional funds and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 3, “Investments in and Advances to Unconsolidated Entities” for more information regarding the Company’s commitments to these entities.

At January 31, 2009, the Company had outstanding surety bonds amounting to $440.3 million, primarily related to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that $147.3 million of work remains on these improvements. The Company has an additional $103.4 million of surety bonds outstanding that guarantee other obligations of the Company. The Company does not believe it is probable that any outstanding bonds will be drawn upon.

At January 31, 2009, the Company had outstanding agreements of sale to deliver 1,647 homes with an aggregate sales value of $1.04 billion.

The Company’s mortgage subsidiary provides mortgage financing for a portion of the Company’s home closings. The Company’s mortgage subsidiary determines whether the home buyer qualifies for the mortgage he or she is seeking based upon information provided by the home buyer and other sources. For those home buyers that qualify, the Company’s mortgage subsidiary provides the home buyer with a mortgage commitment that specifies the terms and conditions of a proposed mortgage loan based upon then-current market conditions. Prior to the actual closing of the home and funding of the mortgage, the home buyer will lock in an interest rate based upon the terms of the commitment. At the time of rate lock, the Company’s mortgage subsidiary agrees to sell the proposed mortgage loan to one of several outside recognized mortgage financing institutions (“investors”), which is willing to honor the terms and conditions, including interest rate, committed to the home buyer. The Company believes that these investors have adequate financial resources to honor their commitments to its mortgage subsidiary. At January 31, 2009, the Company’s mortgage subsidiary was committed to fund $434.5 million of mortgage loans. Of these commitments, $127.7 million are IRLCs. The Company’s mortgage subsidiary has commitments from investors to acquire $126.8 million of these IRLCs and $51.3 million of its mortgage loans receivable.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Business Segments

Revenue and (loss) income before income taxes for each of the Company’s geographic segments for the three months ended January 31, 2009 and 2008 were as follows (amounts in millions):

	2009	2008

Revenue
North	$143.2	$226.7
Mid-Atlantic	130.5	250.3
South	55.2	138.8
West	80.1	226.5

Total	$409.0	$842.3

(Loss) income before income taxes
North	$(27.2)	$3.7
Mid-Atlantic	(4.3)	15.9
South	(26.4)	(111.6)
West	(72.6)	(30.2)
Corporate and other	(26.1)	(29.8)

Total	$(156.6)	$(152.0)

“Corporate and other” is comprised principally of general corporate expenses such as the Offices of the Chief Executive Officer and President, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, offset in part by interest income and income from the Company’s ancillary businesses.

The Company provided for inventory impairment charges, the expensing of costs that it believed not to be recoverable and write-downs of investments in unconsolidated entities that the Company does not believe it will be able to recover (including the Company’s pro-rata share of impairment charges recognized by the unconsolidated entities in which it has an investment) for the three-month periods ended January 31, 2009 and 2008 are shown in the table below (amounts in millions). The table also includes information related to the carrying value of inventory and investments in unconsolidated entities by geographic segment at January 31, 2009.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Carrying Value of	Impairment Charges Recognized
	Inventory at	Three Months Ended January 31,
	January 31, 2009	2009	2008

Land controlled for future communities — not owned:
North	$35.5	$3.3	$19.2
Mid-Atlantic	21.1	3.8	6.1
South	4.9		40.5
West	5.1	0.2	6.7

	66.6	7.3	72.5

Land owned for future communities:
North	207.3	20.0	1.3
Mid-Atlantic	384.2	5.0
South	52.9		9.5
West	156.8	10.0

	801.2	35.0	10.8

Operating communities:
North	927.0	13.6	17.3
Mid-Atlantic	778.3	7.6	16.7
South	552.2	24.6	66.2
West	807.7	62.5	34.2

	3,065.2	108.3	134.4

Total	$3,933.0	$150.6	$217.7

Investments in unconsolidated entities:

	Carrying Value of	Impairment Charges Recognized
	Investments at	Three Months Ended January 31,
	January 31, 2009	2009	2008

North	$22.5	$6.0
South	48.0
West	62.7		$27.8
Corporate	12.2

	$145.4	$6.0	$27.8

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total assets for each of the Company’s geographic segments at January 31, 2009 and October 31, 2008 (amounts in millions) were as follows:

	January 31,	October 31,
	2009	2008

North	$1,242.2	$1,244.7
Mid-Atlantic	1,194.1	1,220.3
South	675.6	688.0
West	1,049.4	1,134.0
Corporate and other	2,161.2	2,299.8

Total	$6,322.5	$6,586.8

“Corporate and other” is comprised principally of cash and cash equivalents, deferred tax assets and the assets of the Company’s manufacturing facilities and mortgage subsidiary.

15.	Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for the three months ended January 31, 2009 and 2008 (amounts in thousands):

	2009	2008

Cash flow information:
Interest paid, net of amount capitalized	$2,812	$3,910
Income taxes paid	$71,788	$66,472
Income tax refunds	$(42,500)
Non-cash activity:
Reduction of investments in unconsolidated entities due to reduction in letters of credit	$3,713	$3,024
Reclassification of accrued liabilities to loan payable	$7,800	$2,163
Cost of inventory acquired through seller financing	$3,666	$3,976
Land returned to seller subject to loan financing		$7,750
Contribution of inventory to a consolidated joint venture	$2,494
Reduction of investments in unconsolidated entities due to reduction in accrued expenses	$1,993
Miscellaneous increases (decreases) to investments in unconsolidated entities	$341	$(249)
Adoption of FIN 48		$47,460
Reclassification of inventory to property, construction and office equipment		$16,103
Income tax benefit related to exercise of employee stock options	$4,274	$1,532
Stock awards	$27	$26

16.	Supplemental Guarantor Information

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

Supplemental condensed consolidating financial information of Toll Brothers, Inc., the Subsidiary Issuer, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at Toll Brothers, Inc. on a consolidated basis is presented below (amounts in thousands $).

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet at January 31, 2009 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents			1,411,635	121,889		1,533,524
Inventory			3,608,254	324,703		3,932,957
Property, construction and office equipment, net			82,285	1,780		84,065
Receivables, prepaid expenses and other assets	78	3,377	77,940	26,123	(508)	107,010
Mortgage loans receivable				53,724		53,724
Customer deposits held in escrow			15,326	385		15,711
Deferred tax assets	450,118					450,118
Investments in and advances to unconsolidated entities			99,549	45,821		145,370
Investments in and advances to unconsolidated entities	2,859,461	1,159,340	(666,894)	(246,412)	(3,105,495)	—

	3,309,657	1,162,717	4,628,095	328,013	(3,106,003)	6,322,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable			426,066	155,231		581,297
Senior notes		1,143,730				1,143,730
Senior subordinated notes			343,000			343,000
Mortgage company warehouse loan				41,914		41,914
Customer deposits			93,429	19,060		112,489
Accounts payable			100,176	4,048		104,224
Accrued expenses		18,987	433,205	235,212	(1,730)	685,674
Income taxes payable	147,414			(2,000)		145,414

Total liabilities	147,414	1,162,717	1,395,876	453,465	(1,730)	3,157,742

Minority interest			2,494			2,494
Stockholders’ equity:
Common stock	1,611			2,003	(2,003)	1,611
Additional paid-in capital	295,616		4,420	2,734	(7,154)	295,616
Retained earnings	2,864,760		3,225,010	(130,189)	(3,094,821)	2,864,760
Treasury stock, at cost	(39)					(39)
Accumulated other comprehensive income	295		295		(295)	295

Total stockholders’ equity	3,162,243	—	3,229,725	(125,452)	(3,104,273)	3,162,243

	3,309,657	1,162,717	4,628,095	328,013	(3,106,003)	6,322,479

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet at October 31, 2008 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents			1,515,617	117,878		1,633,495
Inventory			3,727,937	399,538		4,127,475
Property, construction and office equipment, net			84,460	2,002		86,462
Receivables, prepaid expenses and other assets	39	3,549	83,932	27,758	(1,516)	113,762
Mortgage loans receivable				49,255		49,255
Customer deposits held in escrow			18,728	185		18,913
Deferred tax assets	405,703					405,703
Investments in and advances to unconsolidated entities			105,828	45,943		151,771
Investments in and advances to consolidated entities	3,036,158	1,160,470	(764,163)	(252,697)	(3,179,768)	—

	3,441,900	1,164,019	4,772,339	389,862	(3,181,284)	6,586,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable			426,060	187,534		613,594
Senior notes		1,143,445				1,143,445
Senior subordinated notes			343,000			343,000
Mortgage company warehouse loan				37,867		37,867
Customer deposits			110,312	25,279		135,591
Accounts payable			128,971	5,872		134,843
Accrued expenses		20,574	465,791	253,951	(1,720)	738,596
Income taxes payable	204,247			(2,000)		202,247

Total liabilities	204,247	1,164,019	1,474,134	508,503	(1,720)	3,349,183

Stockholders’ equity:
Common stock	1,604			2,003	(2,003)	1,604
Additional paid-in capital	282,090		4,420	2,734	(7,154)	282,090
Retained earnings	2,953,655		3,293,460	(123,378)	(3,170,082)	2,953,655
Treasury stock, at cost	(21)					(21)
Accumulated other comprehensive income	325		325		(325)	325

Total stockholders’ equity	3,237,653	—	3,298,205	(118,641)	(3,179,564)	3,237,653

	3,441,900	1,164,019	4,772,339	389,862	(3,181,284)	6,586,836

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the three months ended January 31, 2009 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues			350,237	58,786		409,023

Cost of revenues		16,450	417,839	67,939	(16,248)	485,980
Selling, general and administrative	6	458	85,246	5,563	(5,510)	85,763

	6	16,908	503,085	73,502	(21,758)	571,743

Loss from operations	(6)	(16,908)	(152,848)	(14,716)	21,758	(162,720)
Other
Loss from unconsolidated entities			(5,097)			(5,097)
Interest and other		16,908	1,390	4,276	(11,318)	11,256
Earnings from subsidiaries	(156,555)				156,555	—

Loss before income tax benefit	(156,561)	—	(156,555)	(10,440)	166,995	(156,561)
Income tax benefit	67,666		87,954	4,493	(92,447)	67,666

Net loss	(88,895)	—	(68,601)	(5,947)	74,548	(88,895)

Condensed Consolidating Statement of Operations for the three months ended January 31, 2008 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues			838,879	3,450		842,329

Costs of revenues		16,735	864,819	3,457	(16,962)	868,049
Selling, general and administrative	1	176	121,664	7,353	(7,876)	121,318

	1	16,911	986,483	10,810	(24,838)	989,367

Loss from operations	(1)	(16,911)	(147,604)	(7,360)	24,838	(147,038)
Other:
Loss from unconsolidated entities			(24,086)			(24,086)
Interest and other		16,911	19,736	9,167	(26,645)	19,169
Loss from subsidiaries	(151,954)				151,954	—

(Loss) earnings before income taxes	(151,955)	—	(151,954)	1,807	150,147	(151,955)
Income tax (benefit) provision	(55,998)		(64,617)	723	63,894	(55,998)

Net (loss) income	(95,957)	—	(87,337)	1,084	86,253	(95,957)

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows for the three months ended January 31, 2009 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities:
Net loss	(88,895)		(68,601)	(5,947)	74,548	(88,895)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization		457	5,175	222		5,854
Stock-based compensation	5,907					5,907
Excess tax benefits from stock-based compensation	(2,638)					(2,638)
Impairment of investment in unconsolidated entities			6,000			6,000
Income from unconsolidated entities			(903)			(903)
Distributions of earnings from unconsolidated entities			657			657
Deferred tax benefit	(44,415)					(44,415)
Inventory impairments			125,616	25,000		150,616
Changes in operating assets and liabilities
Decrease in inventory			194	49,835		50,029
Origination of mortgage loans				(107,531)		(107,531)
Sale of mortgage loans				103,060		103,060
Decrease (increase) in receivables, prepaid expenses and other assets	176,657	1,130	(91,746)	(5,390)	(74,587)	6,064
Decrease in customer deposits			(13,481)	(6,419)		(19,900)
Decrease in accounts payable and accrued expenses	(314)	(1,587)	(48,264)	(20,563)	39	(70,689)
Decrease in current income taxes payable	(52,539)					(52,539)

Net cash (used in) provided by operating activities	(6,237)	—	(85,353)	32,267	—	(59,323)

Cash flow from investing activities:
Purchase of property and equipment			(2,483)			(2,483)
Investments in and advances to unconsolidated entities			(6,162)			(6,162)
Return of investments from unconsolidated entities			1,443			1,443

Net cash used in investing activities	—	—	(7,202)	—	—	(7,202)

Cash flow from financing activities:
Proceeds from loans payable			107	129,194		129,301
Principal payments of loans payable			(11,534)	(157,450)		(168,984)
Proceeds from stock-based benefit plans	3,966					3,966
Excess tax benefits from stock-based compensation	2,638					2,638
Purchase of treasury stock	(367)					(367)

Net cash (used in) provided by financing activities	6,237	—	(11,427)	(28,256)	—	(33,446)

Net (decrease) increase in cash and cash equivalents	—	—	(103,982)	4,011	—	(99,971)
Cash and cash equivalents, beginning of period			1,515,617	117,878		1,633,495

Cash and cash equivalents, end of period	—	—	1,411,635	121,889	—	1,533,524

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows for the three months ended January 31, 2008 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities:
Net (loss) income	(95,957)		(87,337)	1,084	86,253	(95,957)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization		285	6,586	90		6,961
Stock-based compensation	12,374					12,374
Excess tax benefit from
stock-based compensation	(6,853)					(6,853)
Impairment of investments in unconsolidated entities			27,820			27,820
Loss from unconsolidated entities			(3,734)			(3,734)
Distributions from unconsolidated entities			4,971			4,971
Deferred tax provision	(99,933)					(99,933)
Inventory impairments			217,660			217,660
Changes in operating assets and liabilities
Decrease (increase) in inventory			97,143	(17,324)		79,819
Origination of mortgage loans				(275,230)		(275,230)
Sale of mortgage loans				289,875		289,875
Decrease (increase) in contracts receivable			22,994	(940)		22,054
Decrease (increase) in receivables, prepaid
expenses and other assets	198,074	1,303	(111,439)	6,655	(89,875)	4,718
Decrease in customer deposits			(30,264)	(635)		(30,899)
Decrease in accounts payable
and accrued expenses	(2,073)	(1,588)	(63,941)	(6,944)	3,622	(70,924)
Decrease in current income taxes payable	(22,537)					(22,537)

Net cash provided by (used in) operating activities	(16,905)	—	80,459	(3,369)	—	60,185

Cash flow from investing activities:
Purchase of property and equipment, net			(3,348)	(443)		(3,791)
Purchase of marketable securities			(1,311,742)	(60,000)		(1,371,742)
Sale of marketable securities			1,311,742	60,000		1,371,742
Investments in and advances to
unconsolidated entities			(8,713)			(8,713)
Distributions from unconsolidated entities			2,623			2,623

Net cash used in investing activities	—	—	(9,438)	(443)	—	(9,881)

Cash flow from financing activities:
Proceeds from loans payable			629	302,359		302,988
Principal payments of loans payable			(21,296)	(292,597)		(313,893)
Proceeds from stock based benefit plans	10,413					10,413
Excess tax benefit from
stock-based compensation	6,853					6,853
Purchase of treasury stock	(361)					(361)
Change in minority interest				3		3

Net cash provided by (used in) financing activities	16,905	—	(20,667)	9,765	—	6,003

Net increase in cash and cash equivalents	—	—	50,354	5,953	—	56,307
Cash and cash equivalents, beginning of period			783,891	116,446		900,337

Cash and cash equivalents, end of period	—	—	834,245	122,399	—	956,644

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 4, 2009, we issued a press release and held a conference call to review the results of operations for our quarter ended January 31, 2009 and to discuss the current state of our business. The information and estimates contained in this report are consistent with those given in the press release and on the conference call on March 4, 2009, and we are not reconfirming or updating that information.

OVERVIEW

The slowdown that we have experienced since fiscal 2005 has worsened over the past several months and continues into the second quarter of fiscal 2009. The value of net new contracts signed in fiscal 2008 was 78% lower than the value of net new contracts signed in fiscal 2005, and the value of net new contracts signed in the three months ended January 31, 2009 was 91% lower than the value of net new contracts signed in the comparable period of fiscal 2005. This slowdown, which we believe started with a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale, has been exacerbated by, among other things, a decline in the overall economy, increasing unemployment, fear of job loss, a significant decline in the securities markets, the continuing decline in home prices, the large number of homes that are or will be available due to foreclosures, the inability of some of our home buyers to sell their current home, the deterioration in the credit markets, and the direct and indirect impact of the turmoil in the mortgage loan market. We believe that the key to a recovery in our business is the return of consumer confidence and a stabilization of financial markets and home prices.

We continue to seek a balance between our short-term goal of selling homes in a tough market and our long-term goal of maximizing the value of our communities. We continue to believe that many of our communities are in locations that are difficult to replace and in markets where approvals have been increasingly difficult to achieve. We believe that many of these communities have substantial embedded value that will be realizable in the future and that this value should not necessarily be sacrificed in the current soft market.

We are concerned about the dislocation in the secondary mortgage industry. We maintain relationships with a widely diversified group of mortgage financial institutions, most of which are among the largest and, we believe, most reliable in the industry. Our buyers generally have been able to obtain adequate financing. Nevertheless, tightening credit standards have shrunk the pool of potential home buyers and the availability of certain loan products previously available to our home buyers. Mortgage market liquidity issues and higher borrowing rates may impede some of our home buyers from closing, while others may find it more difficult to sell their existing homes as their prospective buyers face the problem of obtaining a mortgage. We believe that our home buyers generally should be able to continue to secure mortgages, due to their typically lower loan-to-value ratios and attractive credit profiles as compared to the average home buyer. Because we cannot predict the short-and long-term liquidity of the credit markets, we continue to caution that, with the uncertainties in these markets, the pace of home sales could slow further until these markets stabilize.

Based on our experience during prior downturns in the housing industry, we believe that unexpected opportunities may arise in difficult times for those builders that are well-prepared. In the current challenging environment, we believe our strong balance sheet, liquidity and access to capital, our broad geographic presence, our diversified product lines, our experienced personnel and our national brand name all position us well for such opportunities now and in the future. At January 31, 2009, we had $1.53 billion of cash and cash equivalents on hand and approximately $1.32 billion available under our revolving credit facility which extends to March 2011. We believe we have the resources available to fund attractive opportunities, should they arise.

When our industry recovers, we believe that we will see reduced competition from the small and mid-sized private builders who are our primary competitors in the luxury market. We believe that the access of these private builders to capital is already severely constrained. We envision that there will be fewer and more selective lenders serving our industry at that time. Those lenders likely will gravitate to the home building companies that offer them the greatest security, the strongest balance sheets and the broadest array of potential business opportunities. We believe that this reduced competition, combined with attractive long-term demographics, will reward those well-capitalized builders who can persevere through the current challenging environment.

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

Because of the length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and deliver a home after a home buyer signs an agreement of sale, we are subject to many risks. We attempt to reduce certain risks by: controlling land for future development through options (also referred to herein as “land purchase contracts” or “option and purchase agreements”) whenever we can, thus allowing the necessary governmental approvals to be obtained before acquiring title to the land; generally commencing construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from the buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis. Our risk reduction strategy of generally not commencing the construction of a home until we had an agreement of sale with a buyer was effective in the past, but due to the significant number of cancellations of agreements of sale that we have had in the current downturn in the housing market, many of which were for homes on which we had commenced construction, and the increase in the number of multi-family communities that we have under construction, the number of homes under construction for which we do not have an agreement of sale has increased from our historical levels.

In response to current market conditions, we have been reevaluating and renegotiating or canceling many of our land purchase contracts. As a result, we reduced our land position from a high of approximately 91,200 home sites at April 30, 2006, to approximately 37,900 home sites at January 31, 2009, of which we owned approximately 32,300. Of the 32,300 home sites owned at January 31, 2009, significant improvements were completed on approximately 13,300.

At January 31, 2009, we were selling from 258 communities compared to 273 communities at October 31, 2008 and 315 communities at January 31, 2008. We expect to be selling from approximately 240 communities at October 31, 2009.

Given the current business climate in which we are operating and the numerous uncertainties related to sales paces, sales prices, mortgage markets, cancellations, market direction and the potential for and magnitude of future impairments, it is difficult to provide guidance for fiscal 2009. Subject to the risks reported elsewhere in our reports filed with the SEC and the preceding uncertainties, we currently estimate that we will deliver between 2,000 and 3,000 homes in fiscal 2009 at an average sales price of between $600,000 and $625,000 per home. We believe that, as a result of continuing sales incentives given to our home buyers and slower sales per community, our cost of sales as a percentage of revenues, before impairment charges and write-downs, will be higher in fiscal 2009 than in fiscal 2008. Additionally, based on fiscal 2009’s lower projected revenues, our selling, general and administrative expenses, which we expect to be lower in fiscal 2009 than in fiscal 2008, will be higher as a percentage of revenues.

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventory

Inventory is stated at the lower of cost or fair value, as determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). In addition to direct land acquisition, land development and home construction costs, costs also include interest, real estate taxes and direct overhead related to development and construction, which are capitalized to inventory during the period beginning with the commencement of development and ending with the completion of construction. For those communities that have been temporarily closed, no additional interest is allocated to the community’s inventory until it re-opens and other carrying costs are expensed as incurred. Once a parcel of land has been approved for development and we open the community, it may take four or more years to fully develop, sell and deliver all the homes in one of our typical communities. Longer or shorter time periods are possible depending on the number of home sites in a community and the sales and delivery pace of the homes in a community. Our master planned communities, consisting of several smaller communities, may take up to ten years or more to complete. Because of the downturn in our business, the estimated community lives will likely be significantly longer. Because our inventory is considered a long-lived asset under U.S. generally accepted accounting principles, we are required, under SFAS 144, to regularly review the carrying value of each of our communities and write down the value of those communities for which we believe the values are not recoverable.

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

Variable Interest Entities:  We have land purchase contracts and several investments in unconsolidated entities which we evaluate in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” as amended by FASB Interpretation No. 46R (collectively referred to as “FIN 46”). Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a variable interest entity (“VIE”) is considered to be the primary beneficiary and must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. For land purchase contracts with sellers meeting the definition of a VIE, we perform a review to determine which party is the primary beneficiary of the VIE. This review requires substantial judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the entity’s expected profits and losses and the cash flows associated with changes in the fair value of the land under contract. At January 31, 2009, we determined that we were the primary beneficiary of one VIE related to a land purchase contract and had recorded $5.6 million of inventory and $5.3 million of accrued expenses related to this VIE.

Income Taxes — Valuation Allowance

Significant judgment is required in estimating valuation allowances for deferred tax assets. In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), a valuation allowance is established against a deferred tax asset if, based on the available evidence, it is more likely than not that such asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. We periodically assess the need for valuation allowances for deferred tax assets based on SFAS 109’s more-likely-than-not realization threshold criterion. In our assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and magnitude of current and cumulative income and losses, forecasts of future profitability, the duration of statutory carryback or carryforward periods, our experience with operating loss and tax credit carryforwards being used before expiration, and tax planning alternatives.

Our assessment of the need for a valuation allowance on our deferred tax assets includes assessing the likely future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, on business plans and other expectations about future outcomes. Changes in existing tax laws or rates could affect our actual tax results and our future business results may affect the amount of our deferred tax liabilities or the valuation of our deferred tax assets over time. Our accounting for deferred tax assets represents our best estimate of future events.

Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods (carryforward period assumptions), it is reasonably possible that actual results could differ from the estimates used in our historical analyses. Our assumptions require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. Our current assessment of the need for a valuation allowance is primarily dependent upon utilization of taxable income in the carryback period and our future projected income. If our results of operations are less than projected and there is no objectively positive verifiable evidence to support the realization of our deferred tax assets, a valuation allowance may be required to reduce or eliminate our deferred tax assets.

Revenue and Cost Recognition

The construction time of our homes is generally less than one year, although some homes may take more than one year to complete. Revenues and cost of revenues from these home sales are recorded at the time each home is delivered and title and possession are transferred to the buyer. Closing normally occurs shortly after construction is substantially completed. In addition, we have several high-rise/mid-rise projects which do not qualify for percentage of completion accounting in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), that are included in this category of revenues and costs. During fiscal 2007 and 2008, we completed construction on four projects for which we used the percentage of completion accounting method to recognize revenues and costs; the remaining units in these projects will be accounted for using the completed contract method of accounting. Based upon the current accounting rules and interpretations, we do not believe that any of our current or future communities qualify for percentage of completion accounting.

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

For high-rise/mid-rise projects, land, land development, construction and related costs, both incurred and estimated to be incurred in the future, are generally amortized to the cost of units closed based upon an estimated relative sales value of the units closed to the total estimated sales value. Any changes resulting from a change in the estimated total costs or revenues of the project are allocated to the remaining units to be delivered.

Forfeited customer deposits are recognized in other income in the period in which we determine that the customer will not complete the purchase of the home and when we determine that we have the right to retain the deposit.

Sales Incentives:  In order to promote sales of our homes, we grant our home buyers sales incentives from time-to-time. These incentives will vary by type of incentive and by amount on a community-by-community and home-by- home basis. Incentives that impact the value of the home or the sales price paid, such as special or additional options, are generally reflected as a reduction in sales revenues. Incentives that we pay to an outside party, such as paying some or all of a home buyer’s closing costs, are recorded as an additional cost of revenues. Incentives are recognized at the time the home is delivered to the home buyer and we receive the sales proceeds.

OFF-BALANCE SHEET ARRANGEMENTS

We have investments in and advances to various unconsolidated entities. At January 31, 2009, we had investments in and advances to these entities, net of impairment charges recognized, of $145.4 million and were committed to invest or advance $29.1 million (net of amounts accrued) of additional funds to certain of these entities if they require additional funding, At January 31, 2009, we had accrued $122.2 million for our commitments to all of our unconsolidated entities. In addition, we guarantee certain debt of a number of these unconsolidated entities on a several and pro-rata basis. At January 31, 2009, we guaranteed an aggregate of approximately $63.3 million (net of amounts that we have accrued) of debt relating to four joint ventures, which had aggregate borrowings of approximately $826.7 million.

In connection with certain land joint ventures to which we are a party, we executed completion guarantees and conditional repayment guarantees. The obligations under the completion guarantees and conditional repayment guarantees are several and not joint, and are limited to the Company’s pro-rata share of the loan obligations of the respective joint ventures. At January 31, 2009, the maximum amount of the completion guarantees and conditional repayment guarantees (net of amounts that the Company has accrued) is estimated to be approximately $50.3 million, if any liability is determined to be due thereunder. The $50.3 million of these guarantees are included in the $63.3 million of guarantees disclosed above.

Our investments in these entities are accounted for using the equity method.

RESULTS OF OPERATIONS

The following table sets forth, for the three-month periods ended January 31, 2009 and 2008, a comparison of certain statement of operations items ($ in millions):

	2009		2008
	$	%	$	%

Revenues	409.0		842.3
Cost of revenues
Land, land development and home
construction and related costs	320.1	78.3	629.4	74.7
Impairment charges and write-offs	150.6	36.8	217.7	25.8
Interest	15.2	3.7	21.0	2.5

	486.0	118.8	868.0	103.1

Gross margin	(77.0)		(25.7)
Selling, general and administrative	85.8	21.0	121.3	14.4

Loss from operations	(162.7)		(147.0)
Other
Loss from unconsolidated entities	(5.1)		(24.1)
Interest and other	11.3		19.2

Loss before income tax benefit	(156.6)		(152.0)
Income tax benefit	(67.7)		(56.0)

Net loss	(88.9)		(96.0)

Note: Due to rounding, amounts may not add.

REVENUES AND COSTS

In our first quarter ended January 31, 2009, we recognized $409.0 million of revenues and a net loss of $88.9 million, as compared to $842.3 million of revenues and a net loss of $96.0 million in the first quarter of fiscal 2008. In the first quarter of fiscal 2009, we recognized inventory and joint venture impairment charges and write-offs of $156.6 million, as compared to $245.5 million of inventory and joint venture impairment charges and write-offs in the first quarter of fiscal 2008.

Revenues for the three months ended January 31, 2009 were lower than those for the comparable period of fiscal 2008 by approximately $433.3 million, or 51%. The decrease was attributable to a 45% decrease in the number of homes delivered, a 10% decrease in the average price of the homes delivered and $15.8 million of revenues in the fiscal 2008 period for certain communities that were accounted for on the percentage of completion method of accounting from which we did not have percentage of completion revenues in the fiscal 2009 period. The decrease in the number of homes delivered in the three-month period ended January 31, 2009 was primarily due to a 48% decline in backlog at October 31, 2008, as compared to our backlog at October 31, 2007. The 10% decrease in the average price of the homes delivered in the fiscal 2009 period, as compared the fiscal 2008 period, was due to the impact of the settlement of units in several of our high rise projects in the fiscal 2008 period that did not have settlements in the fiscal 2009 period, a shift in product mix to lower priced product and less expensive areas, and an increase in incentives given on homes closed in the fiscal 2009 period, as compared to the fiscal 2008 period.

The value of net new sales contracts signed was $127.8 million (266 homes) in the three months ended January 31, 2009, a 66% decrease compared to the value of contracts signed in the three-month period ended January 31, 2008 of $375.1 million (647 homes). This decrease is attributable to a 59% decrease in the number of net new contracts signed and a 17% decrease in the average value of each contract. We believe the decrease in the number of net new contracts signed is attributable to the decline in consumer confidence, the overall softening of demand for new homes, the continuing decline in the economy, rising unemployment rates, a heightened fear of future job loss, and concerns on the part of prospective home buyers about the downward direction of home prices and their ability to sell their existing homes. We attribute the concern about the direction of home prices to the large number of homes that are or will be available due to foreclosures.

The decline in the average sales price of contracts signed in the fiscal 2009 period, as compared to the fiscal 2008 period, was due primarily to the higher average value of the contracts cancelled during the fiscal 2009 period, as compared to the fiscal 2008 period, higher sales incentives given to homebuyers in the fiscal 2009 period as compared to the comparable period of fiscal 2008, and a shift in the number of contracts signed to less expensive areas and/or product in the fiscal 2009 period, as compared to the comparable period of fiscal 2008. In the fiscal 2009 period, the gross value, units and average price of gross contracts declined 58%, 53% and 9%, respectively, as compared to the fiscal 2008 period.

Our backlog at January 31, 2009 of $1.04 billion decreased 56%, as compared to our backlog at January 31, 2008 of $2.40 billion. Backlog consists of homes under contract but not yet delivered to our home buyers. The decrease in backlog at January 31, 2009 compared to the backlog at January 31, 2008 was primarily attributable to the continuing decline in the new home market which resulted in a lower backlog at October 31, 2008 as compared to the backlog at October 31, 2007, and the decrease in the value and number of net new contracts signed in the fiscal 2009 period as compared to the fiscal 2008 period, offset in part by lower deliveries in the fiscal 2009 period as compared to the fiscal 2008 period.

Cost of revenues as a percentage of home sales revenue was 118.8% in the three-month period ended January 31, 2009, as compared to 103.1% in the three-month period ended January 31, 2008. In the three-month periods ended January 31, 2009 and 2008, we recognized inventory impairment charges and write-offs of $150.6 million and $217.7 million, respectively. Land, land development and home and home related construction costs (“home costs”) were 78.3% of revenues in the fiscal 2009 period, as compared to 74.7% in the fiscal 2008 period. The increase in the home cost percentage was due primarily to higher sales incentives on the homes delivered and higher overhead costs per home due to the decreased construction activity. Interest cost as a percentage of revenues was 3.7% in the fiscal 2009 period, as compared to 2.5% in the fiscal 2008 period. The higher interest cost percentage was due to inventory generally being held for a longer period of time, as well as fewer qualifying assets to which costs can be allocated resulting in higher capitalized interest on the available inventory.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

SG&A spending decreased by $35.6 million, or 29%, in the three-month period ended January 31, 2009, as compared to the three-month period ended January 31, 2008. As a percentage of revenues, SG&A was 21.0% in the fiscal 2009 period, as compared to 14.4% in the fiscal 2008 period. The reduction in spending was due primarily to reduced compensation and related costs and reduced costs for advertising, promotions and marketing offset, in part, by interest expense not eligible to be capitalized in the fiscal 2009 period.

LOSS FROM UNCONSOLIDATED ENTITIES

We are a participant in several joint ventures and in the Trust and Trust II. We recognize our proportionate share of the earnings and losses from these entities. Many of our joint ventures are land development projects or high-rise/mid-rise construction projects and do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, the joint ventures will generally, over a relatively short period of time, generate revenues and earnings until all the assets of the entities are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from quarter to quarter and year to year. In the three months ended January 31, 2009, we recognized $5.1 million of losses from unconsolidated entities, as compared to $24.1 million of losses in the comparable period of fiscal 2008. The operations of the joint ventures in which we participate are impacted by the downturn in our industry and the general economy to a similar extent as our overall operations. The loss in the three-month period ended January 31, 2009 was attributable to a $6.0 million impairment charge recognized on one of our investments in an unconsolidated entity. The loss in the three-month period ended January 31, 2008 was attributable to $27.8 million of impairment charges recognized on two of our investments in unconsolidated entities.

INTEREST AND OTHER INCOME

For the three months ended January 31, 2009 and 2008, interest and other income was $11.3 million and $19.2 million, respectively. The decrease in other income in the fiscal 2009 period, as compared to fiscal 2008 period, was primarily due to a $4.2 million decline in interest income in the fiscal 2009 period, as compared to the fiscal 2008 period, a $2.5 million decline in income from ancillary businesses and management fee income in the fiscal 2009 period, as compared to the fiscal 2008 period, and a $0.7 million decline in retained customer deposits in the fiscal 2009 period, as compared to the fiscal 2008 period.

LOSS BEFORE INCOME TAX BENEFIT

For the three-month periods ended January 31, 2009 and 2008, we reported a loss before income tax benefit of $156.6 million and $152.0 million, respectively.

INCOME TAXES

An income tax benefit was provided in the three-month periods ended January 31, 2009 and 2008 at an effective rate of 43.2% and 36.9%, respectively. The change in the effective tax rate between the fiscal 2009 and fiscal 2008 periods was due primarily to: the reversal of $15 million of interest, net of tax provision, accrued in prior years against potential tax assessments, which was no longer needed due to the expiration of the applicable statute of limitations for federal tax purposes; a higher state tax benefit in the fiscal 2009 period, as compared to the fiscal 2008 period, offset, in part, by an increase in interest accrued in the fiscal 2009 period, compared to the fiscal 2008 period; and higher tax free income recognized in the fiscal 2008 period, as compared to the fiscal 2009 period. The higher state tax benefit in the fiscal 2009 period was due to the combination of a shift in the state tax jurisdictions where the estimated losses occurred and the applicable higher state income tax rates in those jurisdictions, offset by a net valuation allowance of $3.0 million in the fiscal 2009 period due to our inability to carryforward losses in certain state tax jurisdictions in which we operate. The higher interest accrued in the fiscal 2009 period, as compared to the fiscal 2008 period, relates primarily to a difference in how interest was calculated by the IRS and us on our settled audit.

CAPITAL RESOURCES AND LIQUIDITY

Funding for our business has been provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings and the public debt and equity markets. Prior to fiscal 2008, we used our cash flow from operating activities before inventory additions, bank borrowings and the proceeds of public debt and equity offerings, to acquire additional land for new communities, fund additional expenditures for land development, fund construction costs needed to meet the requirements of our backlog, invest in unconsolidated entities, purchase our stock and repay debt.

In the three-month period ended January 31, 2009, our cash and cash equivalents decreased by $100.0 million to $1.53 billion. Cash flow used in operating activities was $59.3 million. Cash used in operating activities was primarily used for the payment of accounts payable and accrued liabilities, income tax payments made for the settlement of previously accrued tax audits, offset, in part, by a reduction in inventory and the receipt of an income tax refund on previously paid taxes. The decreases in inventory, accounts payable and accrued liabilities were due primarily to the decline in our business as previously discussed. We used $33.4 million of cash in financing activities, primarily for the repayment of debt, offset in part by cash generated from stock-based benefit plans and the tax benefits of stock-based compensation.

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

At January 31, 2009, the aggregate purchase price of land parcels under option and purchase agreements was approximately $599.5 million (including $148.5 million of land to be acquired from joint ventures in which we have invested). Of the $599.5 million of land purchase commitments, we had paid or deposited $47.8 million, we will receive a credit for prior investments in joint ventures of approximate $30.8 million and, if we acquire all of these land parcels, we will be required to pay $520.9 million. Of the $520.9 million we would be required to pay, we had recorded $98.2 million of this amount in accrued expenses at January 31, 2009. The purchases of these land parcels are scheduled over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.

In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own several years’ supply of home sites, we do not need to buy home sites immediately to replace those which we deliver. In addition, we generally do not begin construction of our single-family detached homes until we have a signed contract with the home buyer, although in the past several years, due to the high cancellation rate of customer contracts and the increase in the number of attached-home communities from which we were operating (all of the units of which are generally not sold prior to the commencement of construction), the number of speculative homes in our inventory increased significantly. Should our business remain at its current level or decline from present levels, we believe that our inventory levels would continue to decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own and as we sell and deliver the speculative homes that are currently in inventory, resulting in additional cash flow from operations. In addition, we might continue to delay or curtail our acquisition of additional land, as we have since the second half of fiscal 2006, which would further reduce our inventory levels and cash needs. At January 31, 2009, we owned or controlled through options approximately 37,900 home sites, as compared to approximately 39,800 at October 31, 2008, approximately 55,000 at January 31, 2008 and approximately 91,200 at April 30, 2006, our peak in terms of home sites owned and controlled. Of the 37,900 home sites controlled at January 31, 2009, we owned 32,300; of our owned home sites, significant improvements were completed on approximately 13,300.

During the past several years, we have had a significant amount of cash invested in either short-term cash equivalents or short-term interest-bearing marketable securities. In addition, we have made a number of investments in unconsolidated entities related to the acquisition and development of land for future home sites or in entities that are constructing or converting apartment buildings into luxury condominiums. Our investment activities related to marketable securities and to investments in and distributions of investments from unconsolidated entities are contained in the “Consolidated Statements of Cash Flows” under “Cash flow from investing activities.”

We have a $1.89 billion credit facility consisting of a $1.56 billion unsecured revolving credit facility and a $331.7 million term loan facility (collectively, the “Credit Facility”) with 31 banks, which extends to March 2011. At January 31, 2009, we had no outstanding borrowings against the revolving credit facility but had letters of credit of approximately $233.9 million outstanding under it. Under the terms of the Credit Facility, our maximum leverage ratio (as defined in the agreement) may not exceed 2.00 to 1.00 and at January 31, 2009, we were required to maintain a minimum tangible net worth (as defined in the agreement) of approximately $2.21 billion. At January 31, 2009, our leverage ratio was approximately 0.22 to 1.00 and our tangible net worth was approximately $3.14 billion.

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

INFLATION

The long-term impact of inflation on us is manifested in increased costs for land, land development, construction and overhead. We generally contract for land significantly before development and sales efforts begin. Accordingly, to the extent land acquisition costs are fixed, increases or decreases in the sales prices of homes will affect our profits. Prior to the current downturn in the economy and the decline in demand for homes, the sales prices of our homes generally increased. Because the sales price of each of our homes is fixed at the time a buyer enters into a contract to purchase a home and because we generally contract to sell our homes before we begin construction, any inflation of costs in excess of those anticipated may result in lower gross margins. We generally attempt to minimize that effect by entering into fixed-price contracts with our subcontractors and material suppliers for specified periods of time, which generally do not exceed one year. The slowdown in the homebuilding industry over the past several years and the decline in the sales prices of our homes, without a corresponding reduction in the costs, have had an adverse impact on our profitability.

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

GEOGRAPHIC SEGMENTS

We operate in four geographic segments around the United States: the North, consisting of Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey and New York; the Mid-Atlantic, consisting of Delaware, Maryland, Pennsylvania, Virginia and West Virginia; the South, consisting of Florida, Georgia, North Carolina, South Carolina, and Texas; and the West, consisting of Arizona, California, Colorado and Nevada.

The following tables summarizes information related to revenues, net contracts signed, contract cancellations and sales incentives provided on units delivered by geographic segments for the three months ended January 31, 2009 and 2008 and information related to backlog at January 31, 2009 and 2008.

Revenues — Three months ended January 31: (a)

	Total		Total
	Number of		Value of
	Homes		Homes
	Delivered		Delivered
	2009	2008	2009	2008
			(In millions)

North	216	273	$143.2	$204.4
Mid-Atlantic	220	399	130.5	250.3
South	107	282	55.2	145.3
West	122	254	80.1	226.5
Other(b)				15.8

	665	1,208	$409.0	$842.3

Gross Contracts Signed — Three months ended January 31:

	Total		Total
	Number of		Value of
	Contracts		Contracts
	2009	2008	2009	2008
			(In millions)

North	116	222	$65.6	$154.2
Mid-Atlantic	120	267	67.2	160.8
South	112	242	55.8	127.6
West	75	173	54.2	130.5

	423	904	$242.8	$573.1

Contracts Cancelled — Three months ended January 31:

	Total		Total
	Number of		Value of
	Contracts		Contracts
	2009	2008	2009	2008
			(In millions)

North	62	44	$50.9	$29.6
Mid-Atlantic	37	43	27.6	30.3
South	34	63	19.3	38.2
West	24	107	17.2	99.9

	157	257	$115.0	$198.0

Net Contracts Signed — Three months ended January 31:

			Total
			Value of
	Total Number of Contracts		Contracts
	2009	2008	2009	2008
			(In millions)

North	54	178	$14.7	$124.6
Mid-Atlantic	83	224	39.6	130.5
South	78	179	36.5	89.4
West	51	66	37.0	30.6

	266	647	$127.8	$375.1

Contracts Cancelled as a Percentage of Gross Contracts Signed — Three months ended January 31:

			Total
			Value of
	Total Number of Contracts		Contracts
	2009	2008	2009	2008

North	53%	20%	78%	19%
Mid-Atlantic	31%	16%	41%	19%
South	30%	26%	35%	30%
West	32%	62%	32%	77%
Total	37%	28%	47%	35%

Backlog at January 31:

	Total		Total
	Number of		Value of
	Homes Under		Homes Under
	Contract		Contract
	2009	2008	2009	2008
			(In millions)

North	708	1,357	$434.0	$982.6
Mid-Atlantic	421	798	271.5	556.8
South	325	700	186.4	412.1
West	193	486	152.4	471.7
Less revenue previously recognized(b)				(24.3)

	1,647	3,341	$1,044.3	$2,398.9

(a)	Excludes deliveries from projects accounted for using the percentage of completion accounting method. Information regarding these deliveries in the three months ended January 31, 2008 is as follows:

	Units	(In millions)

North	45	$27.3
South	3	7.7

	48	$35.0

(b)	Amounts represent revenues recognized on projects accounted for using the percentage of completion accounting method. Based upon the current accounting rules and interpretations, we do not believe that any of our current or future communities qualify for percentage of completion accounting.

Sales Incentives

Sales incentives provided to home buyers on homes closed during the three-month periods ended January 31, 2009 and 2008 and their percentage of gross revenues is as follows:

	Total Value		Percentage of Gross Revenues
	2009	2008	2009	2008
	(In millions)		(%)

North	$7.1	$6.6	4.7	3.1
Mid-Atlantic	20.9	23.4	13.8	8.5
South	6.8	18.6	11.0	11.4
West	16.1	22.5	16.7	9.0

Total	$50.9	$71.1	11.1	7.9

Revenue And (Loss) Income Before Income Taxes

The following table summarizes by geographic segments total revenues and (loss) income before income taxes for each of the three months ended January 31, 2009 and 2008 (amounts in millions):

	Total revenues			(Loss) income before income taxes
	2009	2008		2009	2008

North	$143.2	$226.7	(a)	$(27.2)	$3.7
Mid-Atlantic	130.5	250.3		(4.3)	15.9
South	55.2	138.8	(b)	(26.4)	(111.6)
West	80.1	226.5		(72.6)	(30.2)
Other				(26.1)	(29.8)

Total	$409.0	$842.3		$(156.6)	$(152.0)

(a)	Includes percentage of completion revenues of $22.3 million in the three months ended January 31, 2008.

(b)	Includes percentage of completion revenues of $(6.5) million in the three months ended January 31, 2008.

North

Revenues in the three months ended January 31, 2009 were lower than those for the three months ended January 31, 2008 by $83.5 million, or 37%. The decrease in revenues was attributable to a 21% decrease in the number of homes delivered, an 11% decrease in the average price of homes delivered and a decrease of $22.3 million in percentage of completion revenues. The decrease in the number of homes delivered in the three-month period ended January 31, 2009, as compared to the fiscal 2008 period, was primarily due to lower backlog at October 31, 2008, as compared to October 31, 2007. The decline in backlog at October 31, 2008, as compared to October 31,

2007, was due primarily to a 50% decrease in the number of new contracts signed in fiscal 2008 over fiscal 2007. The decrease in the average price of homes delivered in the three months ended January 31, 2009, as compared to the fiscal 2008 period, was primarily due to a shift in the number of settlements to less expensive products and/or locations in the fiscal 2009 period.

The value of net new contracts signed in the first three months of fiscal 2009 was $14.7 million, an 88% decline from the $124.6 million of net new contracts signed in the first three months of fiscal 2008. The number of net new contracts signed and the average value of each net new contract decreased 70% and 61%, respectively. The decline in the number of net new contracts signed in the fiscal 2009 period was primarily due to the continued slowdown in the housing market. The decline in the average sales price was primarily due to an increase, in the fiscal 2009 period, as compared to the fiscal 2008 period, in cancellations in one of our high-rise properties located in a New Jersey urban market, which had higher average prices than our typical product. The average sales price of gross contracts signed in the three-month period ended January 31, 2009 was $565,600, a decrease of 19% from the $694,400 average sales price of gross contracts signed in the three-month period ended January 31, 2008. The decrease in average sale price of gross contracts signed was primarily attributable to a shift in the number of contracts signed to less expensive areas and/or products in the fiscal 2009 period, as compared to the fiscal 2008 period, and higher sales incentives given to homebuyers in the fiscal 2009 period, as compared to the fiscal 2008 period.

We reported a $27.2 million loss before income taxes in the three-month period ended January 31, 2009, as compared to income before income taxes of $3.7 million in the three-month period ended January 31, 2008. This decline was primarily due to a decline in revenues and higher cost of revenues as a percentage of revenues in the fiscal 2009 period, as compared to the fiscal 2008 period, and a $5.3 million loss from unconsolidated entities in the three months ended January 31, 2009, as compared to $3.1 of income in the three months ended January 31, 2008, partially offset by lower selling, general and administrative expenses in the three months ended January 31, 2009. Cost of revenues before interest as a percentage of revenues was 101.4% in the three months ended January 31, 2009, as compared to 89.9% in the three months ended January 31, 2008. The higher cost of revenues was primarily the result of the $36.9 million of inventory impairment charges recognized in the three-month period ended January 31, 2009, as compared to $37.8 million of inventory impairment charges recognized in the three months ended January 31, 2008. The loss from unconsolidated entities includes a $6.0 million impairment charge in the fiscal 2009 period related to one of these unconsolidated entities.

Mid-Atlantic

Revenues for the three months ended January 31, 2009 were lower than those for the three months ended January 31, 2008 by $119.8 million, or 48%. The decrease in revenues was attributable to a 45% decrease in the number of homes delivered and a 5% decrease in the average sales price of the homes delivered. The decrease in the number of homes delivered was primarily due to less backlog at October 31, 2008, as compared to October 31, 2007. The decrease in the backlog of homes was primarily the result of a 32% decrease in the number of net new contracts signed in fiscal 2008 over fiscal 2007 due to weak demand. The decrease in the average price of the homes delivered in the fiscal 2009 period, as compared to the fiscal 2008 period, was primarily related to higher sales incentives given on the homes delivered in the fiscal 2009 period, as compared to the fiscal 2008 period.

The value of net new contracts signed during the three-month period ended January 31, 2009 was $39.6 million, a decrease of 70% from the $130.5 million of net new contracts signed in the three-month period ended January 31, 2008. The decline was due primarily to a 63% decrease in the number of net new contracts signed and an 18% decrease in the average value of each contract. The decline in the number of net new contracts signed in the fiscal 2009 period, as compared to the fiscal 2008, was due primarily to continued weak demand in the housing market. The decrease in the average value of each contract was primarily due to a higher average sales price on contracts cancelled in the fiscal 2009 period, as compared to the fiscal 2008 period. Excluding cancellations, the average value of each contract decreased 7% in the fiscal 2009 period, as compared to the fiscal 2008 period, primarily due to higher sales incentives and a shift in the number of contracts signed to less expensive areas and/or products, in the fiscal 2009 period, as compared to the fiscal 2008 period.

For the three months ended January 31, 2009, we reported a loss before income taxes of $4.3 million, compared to income before income taxes of $15.9 million for the comparable period of fiscal 2008. This decrease was attributable to lower revenues and higher cost of revenues in the fiscal 2009 period, as compared to the fiscal 2008 period, offset, in part, by lower selling, general and administrative expenses in the fiscal 2009 period. For the three-month period ended January 31, 2009 and 2008, cost of revenues, as a percentage of revenues, was 91.6% and 83.5%, respectively. The increase in the fiscal 2009 percentage was primarily the result of increased sales incentives given to home buyers on the homes delivered and the higher amount of inventory impairment charges recognized as a percentage of revenues. As a percentage of revenues, higher sales incentives increased cost of revenues approximately 4.6% in the three months ended January 31, 2009, as compared to the comparable period of fiscal 2008. We recognized inventory impairment charges of $16.4 million and $22.8 million in the three months ended January 31, 2009 and 2008, respectively.

South

Revenues for the three months ended January 31, 2009 were lower than those for the three months ended January 31, 2008 by $83.6 million, or 60%. The decrease in revenues was attributable to a 62% decrease in the number of homes delivered, partially offset by a reversal of $6.5 million of percentage of completion revenues in the fiscal 2008 period due to cancellations. The decrease in the number of homes delivered in three-month period ended January 31, 2009, as compared to the three-month period ended January 31, 2008, was primarily due to lower backlog at October 31, 2008, as compared to October 31, 2007. The decline in backlog at October 31, 2008, as compared to October 31, 2007, was due primarily to a 21% decrease in the number of new contracts signed in fiscal 2008 over fiscal 2007.

For the three months ended January 31, 2009, the value of net new contracts signed was $36.5 million, compared to $89.4 million in the three months ended January 31, 2008, a decrease of 59%. The decline was due to a 56% decrease in the number of net new contracts signed and a 6% decrease in the average value of each contract. The decrease in the number of net new contracts signed was attributable to overall weak market conditions. The decrease in the average sales price of net new contracts signed was primarily due to higher sales incentives given to homebuyers in the fiscal 2009 period, as compared to the fiscal 2008 period, and a shift in the number of contracts signed to less expensive areas and/or products in the fiscal 2009 period, as compared to the fiscal 2008 period, offset, in part, by Florida’s high-rise cancellations in the first quarter of 2008, which carried an average value per cancelled contract of $2.3 million. Excluding Florida’s high-rise cancellations in the fiscal 2008 period, the average value of each net new contract signed in the segment decreased 16% in the fiscal 2009 period as compared to the fiscal 2008 period.

For the three months ended January 31, 2009 and 2008, we reported a loss before income taxes of $26.4 million and $111.6 million, respectively. The decrease in the loss before income taxes in the fiscal 2009 period was primarily due to a lower cost of revenues as a percentage of total revenues and lower selling, general and administrative expenses in the fiscal 2009 period, as compared to the fiscal 2008 period. Cost of revenues before interest as a percentage of revenues was 127.2% in the three months ended January 31, 2009, as compared to 165.5% in the comparable period in fiscal 2008. The decrease in the fiscal 2009 period percentage was primarily due to the reduction in the amount of inventory impairment charges recognized from $116.2 million in the fiscal 2008 period to $24.6 million in the fiscal 2009 period.

West

Revenues for the three-month period ended January 31, 2009 were lower than those for the three-month period ended January 31, 2008 by $146.4 million, or 65%. The decrease in revenues was attributable to a 52% decline in the number of homes delivered and a 26% decrease in the average price of homes delivered. The decrease in the number of homes delivered was primarily attributable to the lower number of homes in backlog at October 31, 2008, as compared to October 31, 2007, which was the result of the number of homes delivered in fiscal 2008 exceeding the number of net new signed contracts in fiscal 2008 by 410 units. The decrease in the average price of homes delivered was primarily due to higher sales incentives and a shift in the number of settlements to less expensive products and/or locations in the fiscal 2009 period, as compared to the fiscal 2008 period.

The value of net new contracts signed in the three-month period ended January 31, 2009 of $37.0 million increased 21% from the net new contracts signed of $30.6 million in the three-month period ended January 31,

2008. The increase was primarily due to a 57% increase in the average value of each contract signed, offset, in part, by a 23% decrease in the number of net contracts in the 2009 fiscal period as compared to the 2008 fiscal period. The increase in the average value of each contract signed was attributable to the decrease in the number and average value of contracts cancelled in the fiscal 2009 period as compared to the fiscal 2008 period, partially, offset, in part, by an increase in sales incentives given in the three months ended January 31, 2009 as compared to the prior year. Excluding the impact of contract cancellations, the average value of each contract signed decreased 4% in the three months ended January 31, 2009, as compared to the three months ended January 31, 2008. The decrease in the number of net new contracts signed was primarily due to depressed market conditions, offset, in part, by a decrease in the number of contacts cancelled in the fiscal 2009 period as compared to the fiscal 2008 period.

We reported losses before income taxes for the three-month period ended January 31, 2009 and 2008 of $72.6 million and $30.2 million, respectively. The increased loss in the fiscal 2009 period was attributable to lower revenues and higher cost of revenues in 2009, as compared to 2008, offset, in part, by a $27.8 million impairment charge in the fiscal 2008 period related to two unconsolidated entities in which we have an investment and lower selling, general and administrative expenses in the fiscal 2009 period, as compared to the fiscal 2008 period. For the three months ended January 31, 2009 and 2008, cost of revenues before interest as a percentage of revenues was 169.5% and 90.3%, respectively. The increase in the fiscal 2009 percentage was primarily the result of higher inventory impairment charges recognized and increased sales incentives given to home buyers on the homes delivered. We recognized inventory impairment charges of $72.7 million and $40.9 million in the three-month periods ended January 31, 2009 and 2008, respectively. The higher sales incentives in the fiscal 2009 period increased cost of revenues as a percentage of revenue by approximately 6.6%.

Other

Other loss before income taxes for the three months ended January 31, 2009 was $26.1 million, a decrease of $3.7 million from the $29.8 million loss before income taxes reported for the three months ended January 31, 2008. This decrease was primarily the result of lower unallocated general and administrative expenses in the fiscal 2009 period, as compared to the fiscal 2008 period, partially offset by a $4.2 million decline in interest income in the fiscal 2009 period, as compared to the fiscal 2008 period, and a $2.5 million decline in income from ancillary businesses and management fee income in the fiscal 2009 period, as compared to the fiscal 2008 period.

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

The table below sets forth, at January 31, 2009, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):

	Fixed-Rate Debt		Variable-Rate Debt
		Weighted-Average		Weighted-Average
Fiscal Year of Maturity	Amount	Interest Rate	Amount	Interest Rate

2009	$28,184	6.41%	$61,557	2.45%
2010	25,226	5.45%	136,037	1.17%
2011	210,266	8.07%	331,817	0.92%
2012	157,421	8.16%	150	0.70%
2013	550,890	6.46%	150	0.70%
Thereafter	601,968	5.05%	12,545	0.70%
Discount	(6,270)

Total	$1,567,685	6.29%	$542,256	1.15%

Fair value at January 31, 2009	$1,382,462		$542,256

Based upon the amount of variable-rate debt outstanding at January 31, 2009, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $5.4 million per year.

ITEM 4.	CONTROLS AND PROCEDURES

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

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

There has not been any change in internal control over financial reporting during our quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In January 2006, we received a request for information pursuant to Section 308 of the Clean Water Act from Region 3 of the U.S. Environmental Protection Agency (the “EPA”) concerning storm water discharge practices in connection with our homebuilding projects in the states that comprise EPA Region 3. We provided information to the EPA pursuant to the request. The U.S. Department of Justice (“DOJ”) has now assumed responsibility for the oversight of this matter and has advised that we have violated regulatory requirements applicable to storm water discharges and that it may seek injunctive relief and/or civil penalties. At the initial meeting with the DOJ on February 12, 2009, the DOJ asked that we engage in discussions to resolve the matter. We are now engaged in settlement discussions with representatives from the DOJ and the EPA.

On April 17, 2007, a securities class action suit was filed against Toll Brothers, Inc. and Robert I. Toll and Bruce E. Toll in the U.S. District Court for the Eastern District of Pennsylvania on behalf of the purported class of purchasers of our common stock between December 9, 2004 and November 8, 2005. The original plaintiff has been replaced by two new lead plaintiffs: The City of Hialeah Employees’ Retirement System and the Laborers Pension Trust Funds for Northern California. On August 14, 2007, an amended complaint was filed and the following individual defendants, who are directors and/or officers of Toll Brothers, Inc., were added to the suit: Zvi Barzilay, Joel H. Rassman, Robert S. Blank, Richard J. Braemer, Carl B. Marbach, Paul E. Shapiro and Joseph R. Sicree. The amended complaint filed on behalf of the purported class alleges that the defendants violated federal securities laws by issuing various materially false and misleading statements that had the effect of artificially inflating the market price of our stock. They further allege that the individual defendants sold shares for substantial gains during the class period. The purported class is seeking compensatory damages, counsel fees, and expert costs.

On November 4, 2008, a shareholder derivative action was filed in the Chancery Court of Delaware against Robert I. Toll, Zvi Barzilay, Joel H. Rassman, Bruce E. Toll, Paul E. Shapiro, Robert S. Blank, Carl B. Marbach, and

Richard J. Braemer. The plaintiff, Milton Pfeiffer, purports to bring his claims on behalf of Toll Brothers, Inc. and alleges that the director and officer defendants breached their fiduciary duties to us and our stockholders with respect to the stock sales alleged in the securities class action discussed above, by selling while in possession of material inside information about us. The plaintiff seeks contribution and indemnification from the individual director and officer defendants for any liability found against us in the securities class action suit. In addition, again purportedly on our behalf, the plaintiff seeks disgorgement of the defendants’ profits from their stock sales.

Other than as set forth above, there are no proceedings required to be disclosed pursuant to Item 103 of Regulation S-K.

We are involved in various other claims and litigation arising principally in the ordinary course of business. We believe that the disposition of these and the above matters will not have a material adverse effect on our results of operations and liquidity or on our financial condition.

ITEM 1A.	RISK FACTORS

There has been no material change in our risk factors as previously disclosed in our Form 10-K for the fiscal year ended October 31, 2008 in response to Item 1A. to Part 1 of such Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2009, we repurchased the following shares of our common stock:

			Total Number	Maximum
	Total	Average	of Shares	Number of Shares
	Number of	Price	Purchased as Part of a	That May Yet be
	Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased(a)	Share	Plan or Program(b)	Plan or Program(b)
	(In thousands)		(In thousands)	(In thousands)

November 1, 2008 to November 30, 2008	7	19.23	7	11,934
December 1, 2008 to December 31, 2008	7	19.33	7	11,927
January 1, 2009 to January 31, 2009	5	18.95	5	11,922

Total	19	19.19	19

(a)	Our stock incentive plans permit participants to exercise stock options using a “net exercise” method at the discretion of the Executive Compensation Committee of our Board of Directors. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended January 31, 2009, the net exercise method was employed to exercise options to acquire 93,000 shares of our common stock; we withheld 21,070 of the shares subject to the options to cover $448,500 of option exercise costs and income tax withholdings and issued the remaining 71,930 shares to the participants. In addition, our stock incentive plans also permit participants to use the fair market value of Company common stock they own to pay for the exercise of stock options. During the three-month period ended January 31, 2009, we received 4,983 shares with an average fair market value per share of $20.34 for the exercise of 17,724 options. The 21,070 shares withheld in connection with the net exercise method and the 4,983 shares we received as payment for stock option exercises are not included in the total number of shares purchased in the table above.

(b)	On March 26, 2003, we announced that our Board of Directors had authorized the repurchase of up to 20 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.

Except as set forth above, we have not repurchased any of our equity securities.

We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so. Rather, we will follow a policy of retaining earnings in order to finance future growth in our business and, from time to time, repurchase shares of our common stock.

The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our earnings, capital requirements, our operating and financial condition, and any contractual limitations then in effect. In this regard, our senior subordinated notes contain restrictions on the amount of dividends we may pay on our common stock. In addition, our Credit Facility requires us to maintain a minimum tangible net worth (as defined in the credit agreement), which restricts the amount of dividends we may pay. At January 31, 2009, under the most restrictive of these provisions, we could have paid up to approximately $926.7 million of cash dividends.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.1		Form of Restricted Stock Unit Award pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007) is hereby incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008.
10.2		Restricted Stock Unit Award to Robert I. Toll pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007 is hereby incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008.
10.3		Amendment dated as of November 24, 2008 to the Advisory and Non-Competition Agreement, dated as of November 1, 2004, between the Registrant and Bruce E. Toll, is hereby incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008.
10.4		Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008, is hereby incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008.
31	.1*	Certification of Robert I. Toll pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Joel H. Rassman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Robert I. Toll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Joel H. Rassman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC.
(Registrant)

By:	Joel H. Rassman
Joel H. Rassman
Executive Vice President, Treasurer and Chief
Financial Officer (Principal Financial Officer)

Date: March 11, 2009

By:	Joseph R. Sicree
Joseph R. Sicree
Senior Vice President and Chief Accounting
Officer (Principal Accounting Officer)

Date: March 11, 2009