Form 10-Q
period 2009-04-30
TOLL BROTHERS INC
filed 2009-06-08
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

At June 2, 2009, there were approximately 161,191,000 shares of Common Stock, $.01 par value, outstanding.

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

Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. On June 3, 2009, we issued a press release and held a conference call to review the results of operations for the six-month and three-month periods ended April 30, 2009 and to discuss the current state of our business. The information contained in this report is the same information given in the press release and on the conference call on June 3, 2009, and we are not reconfirming or updating that information in this Form 10-Q.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TOLL BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	April 30,	October 31,
	2009	2008
	(Unaudited)

ASSETS
Cash and cash equivalents	$1,963,000	$1,633,495
Inventory	3,711,685	4,127,475
Property, construction and office equipment, net	78,584	86,462
Receivables, prepaid expenses and other assets	96,307	113,762
Mortgage loans receivable	47,193	49,255
Customer deposits held in escrow	16,864	18,913
Investments in and advances to unconsolidated entities	148,252	151,771
Deferred tax assets	430,584	405,703

	$6,492,469	$6,586,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable	$547,351	$613,594
Senior notes	1,536,175	1,143,445
Senior subordinated notes	343,000	343,000
Mortgage company warehouse loan	34,479	37,867
Customer deposits	102,534	135,591
Accounts payable	97,146	134,843
Accrued expenses	660,441	738,596
Income taxes payable	84,948	202,247

Total liabilities	3,406,074	3,349,183

Minority interest	5,283	—
Stockholders’ equity:
Preferred stock, none issued
Common stock, 161,085 and 160,370 shares issued at April 30, 2009 and October 31, 2008, respectively	1,611	1,604
Additional paid-in capital	297,763	282,090
Retained earnings	2,781,595	2,953,655
Treasury stock, at cost — 6 and 1 shares at April 30, 2009 and October 31, 2008, respectively	(123)	(21)
Accumulated other comprehensive loss	266	325

Total stockholders’ equity	3,081,112	3,237,653

	$6,492,469	$6,586,836

See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Six Months Ended
	April 30,		Three Months Ended April 30,
	2009	2008	2009	2008
	(Unaudited)

Revenues	$807,350	$1,660,326	$398,327	$817,997

Cost of revenues	933,740	1,710,475	447,760	842,426
Selling, general and administrative	167,109	230,023	81,346	108,705

	1,100,849	1,940,498	529,106	951,131

Loss from operations	(293,499)	(280,172)	(130,779)	(133,134)
Other:
(Loss) income from unconsolidated entities	(4,616)	(105,643)	481	(81,557)
Expenses related to early retirement of debt	(2,067)		(2,067)
Interest and other	21,717	79,849	10,461	60,680

Loss before income tax benefit	(278,465)	(305,966)	(121,904)	(154,011)
Income tax benefit	(106,405)	(116,272)	(38,739)	(60,274)

Net loss	$(172,060)	$(189,694)	$(83,165)	$(93,737)

Loss per share:
Basic	$(1.07)	$(1.20)	$(0.52)	$(0.59)

Diluted	$(1.07)	$(1.20)	$(0.52)	$(0.59)

Weighted average number of shares:
Basic	160,917	158,217	161,134	158,621
Diluted	160,917	158,217	161,134	158,621

See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended April 30,
	2009	2008
	(Unaudited)

Cash flow from operating activities:
Net loss	$(172,060)	$(189,694)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	12,084	14,082
Stock-based compensation	7,478	16,347
Excess tax benefits from stock-based compensation	(3,331)	(8,378)
Impairment of investment in unconsolidated entities	6,000	112,817
Income from unconsolidated entities	(1,384)	(7,174)
Distributions of earnings from unconsolidated entities	813	12,987
Deferred tax benefit	(24,881)	(204,070)
Inventory impairments	270,252	420,739
Write-off of unamortized debt issuance costs	692
Changes in operating assets and liabilities
Decrease in inventory	154,402	314,617
Origination of mortgage loans	(246,678)	(500,549)
Sale of mortgage loans	248,741	526,240
Decrease in contracts receivable		41,237
Decrease in receivables, prepaid expenses and other assets	18,090	24,424
Decrease in customer deposits	(31,008)	(51,109)
Decrease in accounts payable and accrued expenses	(95,057)	(138,969)
(Decrease) increase in current income taxes payable	(112,773)	464

Net cash provided by operating activities	31,380	384,011

Cash flow from investing activities:
Purchase of property and equipment	(2,202)	(4,008)
Purchases of marketable securities		(1,468,437)
Sale of marketable securities		1,454,557
Investments in and advances to unconsolidated entities	(16,446)	(37,322)
Return of investments from unconsolidated entities	1,443	2,623

Net cash used in investing activities	(17,205)	(52,587)

Cash flow from financing activities:
Net proceeds from issuance of senior notes	389,400
Proceeds from loans payable	272,151	557,545
Principal payments of loans payable	(353,162)	(572,574)
Proceeds from stock-based benefit plans	4,580	12,089
Excess tax benefits from stock-based compensation	3,331	8,378
Purchase of treasury stock	(970)	(1,174)
Change in minority interest		3

Net cash provided by financing activities	315,330	4,267

Net increase in cash and cash equivalents	329,505	335,691
Cash and cash equivalents, beginning of period	1,633,495	900,337

Cash and cash equivalents, end of period	$1,963,000	$1,236,028

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2008 balance sheet amounts and disclosures included herein have been derived from the Company’s October 31, 2008 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, the Company suggests that they be read in conjunction with the consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended October 31, 2008. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of April 30, 2009, the results of its operations for the six-month and three-month periods ended April 30, 2009 and 2008, and its cash flows for the six-month periods ended April 30, 2009 and 2008. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

Income Taxes — Valuation Allowance

Significant judgment is required in estimating valuation allowances for deferred tax assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”), a valuation allowance is established against a deferred tax asset if, based on the available evidence, it is more likely than not that such asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. The Company periodically assesses the need for valuation allowances for deferred tax assets based on SFAS 109’s more-likely-than-not realization threshold criteria. In the Company’s assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative income and losses, forecasts of future profitability, the duration of statutory carryback or carryforward periods, its experience with operating loss and tax credit carryforwards being used before expiration, and tax planning alternatives.

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

Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods (carryforward period assumptions), it is reasonably possible that actual results could differ from the estimates used in the Company’s historical analyses. The Company’s assumptions require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. The Company’s current assessment of the need for a valuation allowance is primarily dependent upon its

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

utilization of taxable income in the carryback period and its future projected income. If the Company’s results of operations are less than projected and there is insufficient objectively verifiable evidence to support the likely realization of its deferred tax assets, a valuation allowance may be required to reduce or eliminate its deferred tax assets.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The Company adopted SFAS 157 with respect to financial instruments effective for its fiscal year beginning November 1, 2008. See Note 10, “Fair Value Disclosures” for information concerning the adoption of SFAS 157. In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP 157-2”) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 applies to, but is not limited to, long-lived assets (asset groups) measured at fair value for an impairment assessment (i.e., inventory impairment assessments). FSP 157-2 defers the effective date for nonfinancial assets and nonfinancial liabilities of SFAS 157 for the Company to November 1, 2009. The Company is currently evaluating the impact, if any, of SFAS 157 as it relates to nonfinancial assets and nonfinancial liabilities on the Company’s consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The election, called the “fair value option,” enables companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and is simpler than using the complex hedge-accounting requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to achieve similar results. The Company adopted SFAS 159 effective for its fiscal year beginning November 1, 2008. See Note 10, “Fair Value Disclosures” for information concerning the adoption of SFAS 159.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment to ARB No. 51” (“SFAS 160”). Under the provisions of SFAS 160, a noncontrolling interest in a subsidiary, or minority interest, must be classified as equity and the amount of consolidated net income (loss) specifically attributable to the minority interest must be clearly identified in the consolidated statement of operations. SFAS 160 also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling interest retained in a deconsolidation. SFAS 160 will be effective for the Company’s fiscal year beginning November 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS 160; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

Reclassification

The Company has determined that the amount of recent land sales revenues and costs are immaterial to its statement of operations and, effective November 1, 2008, included the net amount of income realized from these sales in “Other: Interest and other” on the Company’s Condensed Consolidated Statements of Operations included in this Form 10-Q. In order to conform the Company’s Condensed Consolidated Statement of Operations for the six-month and three-month periods ended April 30, 2008 to the presentation for the six-month and three-month periods ended April 30, 2009, income realized from land sales for the fiscal 2008 periods was reclassified to “Other:

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest and other” on the Company’s Condensed Consolidated Statement of Operations included in this Form 10-Q. The following amounts have been reclassified from the fiscal 2008 presentation (in thousands):

	Six Months Ended	Three Months Ended
	April 30, 2008	April 30, 2008

Sales	$1,316	$793
Cost of revenues — land sales	1,094	660
Cost of revenues — interest on land sales	40	38

Reclassified to Other: Interest and other	$182	$95

The presentation of certain other prior year amounts have been reclassified to conform to the fiscal 2009 presentation.

2.	Inventory

Inventory at April 30, 2009 and October 31, 2008 consisted of the following (amounts in thousands):

	April 30,	October 31,
	2009	2008

Land controlled for future communities — not owned	$75,640	$69,124
Land owned for future communities	755,966	819,005
Operating communities	2,880,079	3,239,346

	$3,711,685	$4,127,475

Included in operating communities is: the cost of homes under construction, land and land development costs, the carrying cost of home sites in current and future phases of these communities and the carrying cost of model homes.

The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable in the six-month and three-month periods ended April 30, 2009 and 2008 as shown in the table below (amounts in thousands).

	Six Months Ended
	April 30,		Three Months Ended April 30,
	2009	2008	2009	2008

Land controlled for future communities	$10,092	$79,714	$2,775	$7,229
Land owned for future communities	84,450	85,700	49,450	74,900
Operating communities	175,710	255,325	67,410	120,950

	$270,252	$420,739	$119,635	$203,079

Operating communities include communities offering homes for sale, communities that have sold all available homesites but have not completed delivery of the homes, communities that were previously offering homes for sale but are temporarily closed due to business conditions or non-availability of improved homesites, and communities preparing to open for sale. The Company reviews the profitability of each of its operating communities during each fiscal quarter. For those communities operating below certain profitability thresholds, or other negative factors, such as a decline in market or economic conditions in the market where the community is located, or high cancellation rates and a significant increase in speculative inventory in the community or in the market in general, exist, the Company determines the estimated fair value of those communities and whether the estimated fair value exceeds their carrying value. The table below provides, for the periods indicated, the number of operating communities that the Company tested for potential impairment, the number of operating communities in which the Company

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized impairment charges, and the amount of impairment charges recognized, and, as of the end of the period indicated, the fair value of those communities, net of impairment charges ($ amounts in millions).

	2009
		Impaired Communities
			Fair Value of
			Communities
	Number of	Number of	Net of
	Communities	Communities	Impairment	Impairment
	Tested	Impaired	Charges	Charges

Three Months Ended:
January 31,	289	40	$216.2	$108.3
April 30,	288	36	$181.8	67.4

				175.7

	2008
		Impaired Communities
			Fair Value of
			Communities
	Number of	Number of	Net of
	Communities	Communities	Impairment	Impairment
	Tested	Impaired	Charges	Charges

Three Months Ended:
January 31,	211	38	$339.3	$134.4
April 30,	297	46	$406.0	120.9

				$255.3

At April 30, 2009, the Company evaluated its land purchase contracts to determine if any of the selling entities were variable interest entities (“VIEs”) and, if they were, whether the Company was the primary beneficiary of any of them. Under these land purchase contracts, the Company does not possess legal title to the land and its risk is generally limited to deposits paid to the sellers; the creditors of the sellers generally have no recourse against the Company. At April 30, 2009, the Company had determined that it was the primary beneficiary of one VIE related to a land purchase contract and had recorded $5.6 million of inventory and $5.3 million of accrued expenses. In addition, the Company had determined that it was not the primary beneficiary of 16 VIEs related to land purchase contracts with an aggregate purchase price of $173.0 million, on which it had made aggregate deposits totaling $17.1 million.

The Company capitalizes certain interest costs to qualified inventory during the development and construction period of its communities in accordance with SFAS No. 34, “Capitalization of Interest Costs” (“SFAS 34”). Capitalized interest is charged to cost of revenues when the related inventory is delivered. Interest incurred on indebtedness in excess of qualified inventory, as defined in SFAS 34, is charged to selling, general and administrative expense in the period incurred. Due to the decline in qualified inventory, interest incurred on homebuilding indebtedness exceeded amounts eligible for capitalization in the six-month and three-month periods of fiscal 2009. Prior to November 1, 2008, qualified inventory exceeded homebuilding indebtedness and all interest incurred was capitalized. Interest amounts that exceeded amounts eligible for capitalization were charged to selling, general and administrative expense in the period incurred.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest incurred, capitalized and expensed for the six-month and three-month periods ended April 30, 2009 and 2008, was as follows (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2009	2008	2009	2008

Interest capitalized, beginning of period	$238,832	$215,571	$250,969	$227,709
Interest incurred	56,291	63,681	28,006	30,576
Interest expensed to cost of revenues	(31,735)	(44,124)	(16,511)	(23,157)
Interest expensed to selling, general and administrative expense	(5,245)		(4,433)
Write-off against other income	(112)	(34)		(34)

Interest capitalized, end of period	$258,031	$235,094	$258,031	$235,094

Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. The amounts included in the table directly above reflect the gross amount of capitalized interest before allocation of any impairment charges recognized.

3.	Investments in and Advances to Unconsolidated Entities

Development Joint Ventures

The Company has investments in, and advances to, a number of joint ventures with unrelated parties to develop land (“Development Joint Ventures”). Some of these Development Joint Ventures develop land for the sole use of the venture participants, including the Company, and others develop land for sale to the joint venture participants and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites by Development Joint Ventures to other builders. With regard to home sites the Company purchases from the Development Joint Ventures, the Company reduces its cost basis in those home sites by its share of the earnings on the home sites. At April 30, 2009, the Company had approximately $63.4 million, net of impairment charges, invested in or advanced to Development Joint Ventures. The Company has a funding commitment of $3.5 million to one Development Joint Venture, should an additional investment in that venture be required.

At April 30, 2009, the Development Joint Ventures had aggregate loan commitments of $1.07 billion and had approximately $1.07 billion borrowed against these commitments. With respect to loans obtained by some of the Development Joint Ventures, the Company executed completion guarantees and conditional repayment guarantees. The obligations under such completion guarantees and conditional repayment guarantees are several and not joint, and are limited to the Company’s pro-rata share of the loan obligations of each such respective Development Joint Venture. At April 30, 2009, the maximum liability, if any, under such completion guarantees and conditional repayment guarantees (net of amounts that the Company has accrued) is estimated to be approximately $50.3 million.

As of April 30, 2009, the Company had recognized cumulative impairment charges in connection with its Development Joint Ventures of $173.6 million. Some of these impairment charges are attributable to investments in a certain Development Joint Venture that the Company did not believe were fully recoverable. The Company did not recognize impairment charges in connection with its Development Joint Ventures in the six-month and three-month periods ended April 30, 2009, but did recognize $112.8 million and $85.0 million of impairment charges in the six-month and three-month periods ended April 30, 2008, respectively.

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

Planned Community Joint Venture

The Company is a participant in a joint venture with an unrelated party to develop a single master planned community (the “Planned Community Joint Venture”). The Company and the other participant each contributed assets with an agreed-upon fair value of $48.0 million, including $3.0 million of cash. At April 30, 2009, each participant had agreed to contribute additional funds up to $12.4 million if required. If a participant fails to make a required capital contribution, the other participant may make the additional contribution and diminish the non-contributing participant’s ownership interest. At April 30, 2009, the Company had an investment of $49.5 million in this Planned Community Joint Venture.

Condominium Joint Ventures

At April 30, 2009, the Company had $22.6 million of investments in four joint ventures with unrelated parties to develop luxury condominium projects, including for-sale residential units and commercial space (“Condominium Joint Ventures”). At April 30, 2009, the Condominium Joint Ventures had aggregate loan commitments of $338.2 million, against which approximately $242.7 million had been borrowed. At April 30, 2009, the Company had guaranteed $13.0 million of the loans and other liabilities of these Condominium Joint Ventures.

One of these Condominium Joint Ventures is developing a condominium project in two phases. Construction of the first phase has been substantially completed and deliveries commenced in May 2008; the Company has the right to withdraw from phase two of the project upon the payment of a $30 million termination fee to its partner. As of April 30, 2009, the Company had recognized cumulative impairment charges against its investments in the Condominium Joint Ventures, and its pro-rata share of impairment charges recognized by these Condominium Joint Ventures, in the aggregate amount of $63.9 million. At April 30, 2009, the Company did not have any commitments to make contributions to any Condominium Joint Venture in excess of those that the Company already has accrued.

Trust and Trust II

In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust II (“Trust II”) to be in a position to take advantage of commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by an affiliate of PASERS. At April 30, 2009, the Company had an investment of $11.9 million in Trust II. In addition, the Company and PASERS each entered into subscription agreements which expire in September 2009, whereby each agreed to invest additional capital in an amount not to exceed $11.1 million if required by Trust II. Prior to the formation of Trust II, the Company used Toll Brothers Realty Trust (the “Trust”) to invest in commercial real estate opportunities. The Trust is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Zvi Barzilay (and members of his family), Joel H. Rassman and other members of the Company’s current and former senior management; and one-third by an affiliate of PASERS (collectively, the “Shareholders”). At April 30, 2009, the Company’s investment in the Trust was $0.7 million. The Company provides development, finance and management services to the Trust and recognized fees under the terms of various agreements in the amount of $1.1 million in each of the six-month periods ended April 30, 2009 and 2008, and $0.5 million in each of the three-month periods ended April 30, 2009 and 2008. The Company believes that the transactions between itself and the Trust were on terms no less favorable than it would have agreed to with unrelated parties.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General

At April 30, 2009, the Company had $116.6 million accrued for its commitments to Development Joint Ventures, the Planned Community Joint Venture, Condominium Joint Ventures, Trust II and the Trust. The Company’s investments in these entities are accounted for using the equity method. Impairment charges related to these entities are included in “(Loss) income from unconsolidated entities” in the Company’s Condensed Consolidated Statements of Operations.

4.	Accrued Expenses

Accrued expenses at April 30, 2009 and October 31, 2008 consisted of the following (amounts in thousands):

	April 30,	October 31,
	2009	2008

Land, land development and construction	$140,889	$184,017
Compensation and employee benefits	87,405	93,529
Insurance and litigation	160,231	158,307
Commitments to unconsolidated entities	116,577	128,227
Warranty	54,463	57,292
Interest	38,858	38,624
Other	62,018	78,600

	$660,441	$738,596

The Company accrues for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Costs are accrued based upon historical experience. Changes in the warranty accrual for the six-month and three-month periods ended April 30, 2009 and 2008 were as follows (amounts in thousands):

	Six Month Period
	Ended April 30,		Three Month Period Ended April 30,
	2009	2008	2009	2008

Balance, beginning of period	$57,292	$59,249	$56,760	$60,350
Additions — homes closed during the period	4,568	11,320	2,462	5,763
Additions (reductions) to accruals for homes closed in prior periods	289	1,710	(1,184)	920
Charges incurred	(7,686)	(11,463)	(3,575)	(6,217)

Balance, end of period	$54,463	$60,816	$54,463	$60,816

5.	Senior Notes and Senior Subordinated Notes

On April 13, 2009, the Company, through Toll Brothers Finance Corp., its wholly-owned subsidiary, issued $400 million of 8.91% Senior Notes due 2017 (the “Senior Notes”). The Company received $389.4 million of net proceeds from the issuance of the Senior Notes. The Senior Notes are the unsecured obligations of Toll Brothers Finance Corp. The payment of principal and interest on the Senior Notes is fully and unconditionally guaranteed, jointly and severally, by the Company and a majority of its homebuilding subsidiaries (together with Toll Brothers Finance Corp., the “Senior Note Parties”). The Senior Notes rank equally in right of payment with all the Senior Note Parties’ existing and future unsecured senior indebtedness, including the Company’s bank revolving credit facility. The Senior Notes are structurally subordinated to the prior claims of creditors, including trade creditors, of the subsidiaries of the Company that are not guarantors of the Senior Notes. The Senior Notes are redeemable in whole or in part at any time at the option of the Company, at prices that vary based upon the then-current rates of interest and the remaining original term of the Senior Notes.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 28, 2009, the Company announced that Toll Corp., its wholly-owned subsidiary, would call for redemption on May 28, 2009 all of the remaining $193.0 million outstanding principal amount of its 8 1/4% Senior Subordinated Notes due February 2011 at a cash redemption price of 100.0% of the principal amount plus accrued and unpaid interest, and $100.0 million outstanding principal amount of its 8.25% Senior Subordinated Notes due December 2011 at a cash redemption price of 101.375% of the principal amount plus accrued and unpaid interest. Upon completion of the partial redemption of the 8.25% Senior Subordinated Notes due December 2011, $50.0 million principal amount of these notes will remain outstanding. In the six-month and three-month periods ended April 30, 2009, the Company recognized a charge of $2.1 million representing the write-off of unamortized debt issuance costs associated with both series of notes and the call premium on the 8.25% Senior Subordinated Notes due December 2011.

6.	Income Taxes

A reconciliation of the change in the gross unrecognized tax benefits for the six-month and three-month periods ended April 30, 2009 and 2008 is as follows (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2009	2008	2009	2008

Balance, beginning of period	$320,679	$364,300	$285,750	$312,777
Increase in benefit as a result of tax positions taken in prior years	11,000	3,500	4,000	1,470
Increase in benefit as a result of tax positions taken in current year	4,000	15,391	2,000	15,391
Decrease in benefit as a result of settlements	(19,898)	(53,553)	(969)
Refund of previous settlement payments	6,435		6,435
Decrease in benefit as a result of lapse of statute of limitation	(25,000)

Balance, end of period	$297,216	$329,638	$297,216	$329,638

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

During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will decrease primarily from expiration of tax statutes or settlements with taxing jurisdictions, but the Company does not believe these reversals will have a material impact on its financial statements. The Company’s unrecognized net tax benefits at April 30, 2009 were $178.3 million ($297.2 million before recognition of tax benefit) and were included in “Income taxes payable” on the Company’s Condensed Consolidated Balance Sheet at April 30, 2009. If these unrecognized tax benefits reverse in the future, they would have a beneficial impact on the Company’s effective tax rate at that time.

Potential interest and penalties are recognized as a component of the provision for income taxes, which is consistent with the Company’s historical accounting policy. During the six-month periods ended April 30, 2009 and 2008, the Company recognized in its tax provision, before reduction for applicable taxes, interest and penalties of approximately $11.0 million and $7.0 million, respectively. During the three-month periods ended April 30, 2009 and 2008, the Company recognized in its tax provision, before reduction for applicable taxes, interest and penalties

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of approximately $4.0 million and $3.5 million, respectively. At April 30, 2009 and October 31, 2008, the Company had accrued interest and penalties, before reduction of applicable taxes, of $114.8 million and $142.2 million, respectively; these amounts were included in “Income taxes payable” on the Company’s Condensed Consolidated Balance Sheets. The decrease in the six-month period ended April 30, 2009 relates primarily to the payment of interest on settled audits and the reversal of interest accrued in prior years against potential tax assessments no longer needed due to the expiration of the applicable statute of limitations for federal tax purposes, offset, in part, by additional interest accrued during the period.

At April 30, 2009, the Company’s net federal deferred tax assets were $430.6 million. In accordance with the provisions of SFAS 109, the Company assesses, on a quarterly basis, its ability to realize its federal deferred tax assets. Based on the more likely than not standard in SFAS 109 and the weight of available evidence, the Company does not believe a valuation allowance against its net federal deferred tax assets is necessary. At the current federal tax rate of 35%, the Company would require a combination of taxable loss carrybacks and future income of approximately $1.2 billion to realize the $430.6 million of net federal deferred tax assets. Since much of the net federal deferred tax assets were created through impairment charges recognized for book purposes but not for tax purposes, the Company may recover its net federal deferred tax assets through a combination of: selling homes in impaired communities or selling impaired land for amounts greater than the book carrying value, thus realizing a gain for book purposes but not for tax purposes; generating taxable income in the future and recognizing, through disposition or other means, previously recognized book impairment losses for tax purposes; or recognizing in fiscal 2009, through disposition or other means, previously recognized book impairment losses for tax purposes to carry back such losses against fiscal 2007 taxable income. The Company intends to generate tax losses in fiscal 2009, primarily through the recognition for tax purposes of previously recognized book impairments, using a majority of the $462 million of its fiscal 2007 taxable income available for carryback, and recover a portion of its net federal deferred tax assets.

The Company is allowed to carry forward its taxable losses for 20 years and apply such taxable losses to future taxable income to further realize its federal deferred tax assets. The Company will continue to review its federal deferred tax assets in accordance with SFAS 109.

For state tax purposes, due to past and projected losses in certain jurisdictions where the Company does not have carryback potential and/or cannot sufficiently forecast future taxable income, the Company has recognized cumulative valuation allowances of $43.5 million ($28.3 million, net of federal tax benefit) as of April 30, 2009 against its state deferred tax assets. In the six-month periods ended April 30, 2009 and 2008, the Company recognized impairment charges against its state deferred tax assets of $6.6 million ($4.3 million, net of federal tax benefit) and $13.0 million ($8.5 million, net of federal tax benefit), respectively. In the three-month periods ended April 30, 2009 and 2008, the Company recognized an impairment charge against its state deferred tax assets of $2.0 million ($1.3 million, net of federal tax benefit) and $13.0 million ($8.5 million, net of federal tax benefit), respectively. Future valuation allowances in these jurisdictions may continue to be recognized if the Company believes it will not generate sufficient future taxable income to utilize these state deferred tax assets.

7.	Comprehensive Loss

All accumulated other comprehensive loss at April 30, 2009 and 2008 was related to employee retirement plans.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of other comprehensive loss in the six-month and three-month periods ended April 30, 2009 and 2008 were as follows (amounts in thousands):

	Six Months Ended
	April 30,		Three Months Ended April 30,
	2009	2008	2009	2008

Net loss as reported	$(172,060)	$(189,694)	$(83,165)	$(93,737)
Changes in pension liability, net of tax provision	(59)	(1,135)	(29)	110

Comprehensive loss	$(172,119)	$(190,829)	$(83,194)	$(93,627)

The Company recognized a tax provision of $39,000 and $757,000 in the six-month periods ended April 30, 2009 and 2008, respectively, related to the change in pension liability in other comprehensive loss. The Company recognized a tax provision of $20,000 and $73,000 in the three-month periods ended April 30, 2009 and 2008, respectively, related to the change in pension liability in other comprehensive loss.

8.	Employee Retirement Plan

For the six-month and three-month periods ended April 30, 2009 and 2008, the Company recognized costs and made payments related to its supplemental retirement plans as follows (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2009	2008	2009	2008

Service cost	$66	$106	$33	$53
Interest cost	682	612	341	306
Amortization of initial benefit obligation	538	684	269	342
Amortization of unrecognized gains	(636)	(320)	(318)	(160)

	$650	$1,082	$325	$541

Benefits paid	$62	$63	$29	$34

9.	Stock-Based Benefit Plans

The fair value of each option award is estimated on the date of grant using a lattice-based option valuation model that uses assumptions noted in the following table. The lattice-based option valuation model incorporates ranges of assumptions for inputs; those ranges are disclosed in the table below. Expected volatilities were based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The expected lives of options granted were derived from the historical exercise patterns and anticipated future patterns and represent the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average assumptions and the fair value used for stock option grants for the six-month and three-month periods ended April 30, 2009 and 2008 were as follows:

	2009	2008

Expected volatility	46.74% - 50.36%	46.67% - 48.63%
Weighted-average volatility	48.06%	47.61%
Risk-free interest rate	1.24% - 1.90%	3.32% - 3.85%
Expected life (years)	4.29 - 8.52	4.29 - 8.32
Dividends	none	none
Weighted-average grant date fair value per share of options granted	$8.60	$9.50

In the six-month period ended April 30, 2009, the Company recognized $7.5 million of stock compensation expense and $3.0 million of income tax benefit related to stock option grants. In the six-month period ended April 30, 2008, the Company recognized $16.0 million of stock compensation expense and $6.4 million of income tax benefit related to stock option grants.

In the three-month period ended April 30, 2009, the Company recognized $1.8 million of stock compensation expense and $0.7 million of income tax benefit related to stock option grants. In the three-month period ended April 30, 2008, the Company recognized $3.8 million of stock compensation expense and $1.5 million of income tax benefit related to stock option grants.

The Company expects to recognize approximately $11.1 million of stock compensation expense and $4.5 million of income tax benefit for fiscal 2009 related to stock option grants. The Company recognized $22.6 million of stock compensation expense and $9.0 million of income tax benefit for fiscal 2008 related to stock option grants.

On December 18, 2008, the Executive Compensation Committee of the Company’s Board of Directors approved the award of a performance-based restricted stock unit (“Performance-Based RSU”) relating to 200,000 shares of the Company’s common stock to Robert I. Toll. The Performance-Based RSU will vest and Mr. Toll will be entitled to receive the underlying shares if the average closing price of the Company’s common stock on the New York Stock Exchange (“NYSE”), measured over any twenty consecutive trading days ending on or prior to December 19, 2013, increases 30% or more over $21.70, the closing price of the Company’s common stock on the NYSE on December 19, 2008; provided Mr. Toll continues to be employed by the Company or serve as a member of its Board of Directors until December 19, 2011. The Performance-Based RSU will also vest if Mr. Toll dies, becomes disabled or the Company experiences a change of control prior to satisfaction of the aforementioned performance criteria. Using a lattice based option pricing model and assuming an expected volatility of 48.14%, a risk-free interest rate of 1.35%, and an expected life of 3.0 years, the Company determined the aggregate value of the Performance-Based RSU to be $3.6 million. In the six-month and three-month periods ended April 30, 2009, the Company recognized $438,000 and $304,000, respectively, of stock-based compensation expense related to the Performance-Based RSU.

As part of the Company’s cash conservation effort, it issued restricted stock units (“RSUs”) relating to 62,052 shares of the Company’s common stock to a number of employees in lieu of a portion of the employees’ bonuses and in lieu of a portion of one employee’s 2009 salary. These RSUs, although not subject to forfeiture, will vest in annual installments over a four-year period, unless accelerated due to death, disability or termination of employment, as more fully described in the RSU award document. Because the RSUs are non-forfeitable, the value of the RSUs were determined to be equal to the number of shares of the Company’s common stock to be issued pursuant to the RSUs, multiplied by $21.70, the closing price of the Company’s common stock on the NYSE on December 19, 2008, the date the RSUs were awarded. The amount applicable to employee bonuses has been charged to the Company’s accrual for bonuses that it made in fiscal 2008 and the amount applicable to salary

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferral ($130,000) was charged to selling, general and administrative expense in the three-month period ended January 31, 2009.

10.	Fair Value Disclosures

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

A summary of assets and (liabilities) at April 30, 2009 related to the Company’s financial instruments, measured at fair value on a recurring basis, is set forth below (amounts in thousands).

	Fair Value	Fair
Financial Instrument	Hierarchy	Value

Cash Equivalents(a)	Level 1	$1,918,739
Residential Mortgage Loans Held for Sale	Level 2	47,323
Forward Loan Commitments — Residential Mortgage Loans Held for Sale	Level 2	(33)
Interest Rate Lock Commitments (“IRLCs”)	Level 2	(37)
Forward Loan Commitments — IRLCs	Level 2	41

(a)	Primarily consists of money market funds that are invested in short-term (maturities of 90 days or less) government securities.

As of April 30, 2009, the unpaid principal balance of mortgage loans held for sale was less than the aggregate fair value by $131,000 and, accordingly, this amount has been recognized as a gain in current earnings and is included in interest and other. Interest income on mortgage loans held for sale is calculated based upon the stated interest rate of each loan and is included in interest and other.

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

11.	Loss per Share Information

Information pertaining to the calculation of loss per share for the six-month and three-month periods ended April 30, 2009 and 2008 is as follows (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2009	2008	2009	2008

Basic weighted-average shares	160,917	158,217	161,134	158,621
Common stock equivalents	—	—	—	—

Diluted weighted-average shares	160,917	158,217	161,134	158,621

Common stock equivalents represent the dilutive effect of outstanding in-the-money stock options using the treasury stock method. For the six-month and three-month periods ended April 30, 2009 and 2008, there were no incremental shares attributed to outstanding options to purchase common stock because the Company had a net loss in each of the periods and any incremental shares would be anti-dilutive. Had the Company had net income in the six-month periods ended April 30, 2009 and 2008, 4.2 million common stock equivalents would have been included in the fiscal 2009 period’s diluted weighted-average shares and 6.4 million common stock equivalents would have been included in the fiscal 2008 period’s diluted weighted-average shares. Had the Company had net income in the three-month periods ended April 30, 2009 and 2008, 3.9 million common stock equivalents would have been included in the fiscal 2009 period’s diluted weighted-average shares and 6.5 million common stock equivalents would have been included in the fiscal 2008 period’s diluted weighted-average shares.

During the six-month and three-month periods ended April 30, 2009 and 2008, the Company issued 762,000, 61,000, 1,772,000 and 270,000 shares, respectively, of its common stock under its stock incentive plans and employee stock purchase plan.

At April 30, 2009, the exercise price of approximately 8.9 million outstanding stock options was higher than the average closing price of the Company’s common stock on the NYSE for the three-month period ended April 30, 2009. At April 30, 2008, the exercise price of approximately 5.3 million outstanding stock options was higher than the average closing price of the Company’s common stock on the NYSE for the three-month period ended April 30, 2008.

12.	Stock Repurchase Program

In March 2003, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. At April 30, 2009, the Company was authorized to repurchase approximately 11.9 million shares.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Legal Proceedings

The Company is involved in various claims and litigation arising principally in the ordinary course of business.

In January 2006, the Company received a request for information pursuant to Section 308 of the Clean Water Act from Region 3 of the U.S. Environmental Protection Agency (“EPA”) concerning storm water discharge practices in connection with its homebuilding projects in the states that comprise EPA Region 3. The Company provided information to the EPA pursuant to the request. The U.S. Department of Justice (“DOJ”) has now assumed responsibility for the oversight of this matter and has advised that the Company has violated regulatory requirements applicable to storm water discharges and that it may seek injunctive relief and/or civil penalties. The Company is now engaged in settlement discussions with representatives from the DOJ and the EPA.

In April 2007, a securities class action suit was filed against Toll Brothers, Inc. and Robert I. Toll and Bruce E. Toll in the U.S. District Court for the Eastern District of Pennsylvania on behalf of a purported class of purchasers of the Company’s common stock between December 9, 2004 and November 8, 2005. In August 2007, an amended complaint was filed adding additional directors and officers as defendants. The amended complaint filed on behalf of the purported class alleges that the defendants violated federal securities laws by issuing various materially false and misleading statements that had the effect of artificially inflating the market price of the Company’s stock. It further alleges that the individual defendants sold shares for substantial gains during the class period. The purported class is seeking compensatory damages, counsel fees, and expert costs.

In November 2008, a shareholder derivative action was filed in the Chancery Court of Delaware against Robert I. Toll, Zvi Barzilay, Joel H. Rassman, Bruce E. Toll, Paul E. Shapiro, Robert S. Blank, Carl B. Marbach, and Richard J. Braemer. The plaintiff purports to bring his claims on behalf of Toll Brothers, Inc. and alleges that the director and officer defendants breached their fiduciary duties to the Company and its stockholders with respect to the stock sales alleged in the securities class action discussed above, by selling while in possession of material inside information about the Company. The plaintiff seeks contribution and indemnification from the individual director and officer defendants for any liability found against the Company in the securities class action suit. In addition, again purportedly on the Company’s behalf, the plaintiff seeks disgorgement of the defendants’ profits from their stock sales.

On March 4, 2009, a second shareholder derivative action was brought in federal district court in Philadelphia, PA. This case has been brought against the eleven current members of the Company’s board of directors. The complaint alleges breaches of fiduciary duty, waste of corporate assets, and unjust enrichment during the period from February 2005 to November 2006. The complaint further alleges that certain of the defendants sold Company stock during this period while in possession of the allegedly non-public, material information about the role of speculative investors in the Company’s sales and plaintiff seeks disgorgement of profits from these sales. The complaint also asserts a claim for equitable indemnity for costs and expenses incurred by the Company in connection with defending the securities class action discussed above.

On April 1, 2009, a third shareholder derivative action was filed, also in federal district court in Philadelphia, PA, against the current members of the Company’s board of directors and Joseph R. Sicree, the Company’s Chief Accounting Officer. This Complaint is identical to the previous shareholder complaint filed in Philadelphia.

The Company’s Certificate of Incorporation and Bylaws provide for indemnification of its directors and officers. The Company has also entered into individual indemnification agreements with each of its directors and executive officers.

Due to the high degree of judgment required in determining the amount of potential loss related to the various claims and litigation in which the Company is involved in, including those noted above, and the inherent variability in predicting future settlements and judicial decisions, the Company cannot estimate a range of reasonably possible losses in excess of its accruals for these matters. The Company believes that adequate provision for resolution of all

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claims and pending litigation has been made for probable losses and the disposition of these matters will not have a material adverse effect on the Company’s results of operations and liquidity or on its financial condition.

14.	Commitments and Contingencies

Generally, the Company’s option and purchase agreements to acquire land parcels do not require the Company to purchase those land parcels, although the Company may, in some cases, forfeit any deposit balance outstanding if and when it terminates an option and purchase agreement. If market conditions are weak, approvals needed to develop the land are uncertain or other factors exist that make the purchase undesirable, the Company may not expect to acquire the land. Whether an option and purchase agreement is legally terminated or not, the Company reviews the amount recorded for the land parcel subject to the option and purchase agreement to determine if the amount is recoverable. While the Company may not have formally terminated the option and purchase agreements for those land parcels that it does not expect to acquire, it has written off any non-refundable deposits and costs previously capitalized to such land parcels in the periods that it determined such costs were not recoverable. At April 30, 2009, the aggregate purchase price of land parcels under option and purchase agreements, excluding parcels under option that the Company does not believe are recoverable or that it does not expect to acquire, was approximately $573.7 million (including $148.5 million of land to be acquired from unconsolidated entities in which the Company has investments). Of the $573.7 million aggregate purchase price of land parcels subject to option and purchase agreements that the Company expects to acquire, at April 30, 2009, it had deposited $69.5 million on such parcels, was entitled to receive a credit for prior investments in unconsolidated entities of approximately $36.7 million and, if the Company acquired all of these land parcels, would be required to pay an additional $467.5 million. Of the additional $467.5 million the Company would be required to pay, it had recorded $124.2 million of this amount in accrued expenses at April 30, 2009.

At April 30, 2009, the Company had investments in and advances to a number of unconsolidated entities, was committed to invest or advance additional funds and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 3, “Investments in and Advances to Unconsolidated Entities” for more information regarding the Company’s commitments to these entities.

At April 30, 2009, the Company had outstanding surety bonds amounting to $420.9 million, primarily related to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that $137.2 million of work remains on these improvements. The Company has an additional $103.3 million of surety bonds outstanding that guarantee other obligations of the Company. The Company does not believe it is probable that any outstanding bonds will be drawn upon.

At April 30, 2009, the Company had outstanding agreements of sale to deliver 1,581 homes with an aggregate sales value of $944.3 million.

The Company’s mortgage subsidiary provides mortgage financing for a portion of the Company’s home closings. For those home buyers to whom the Company’s mortgage subsidiary provides mortgages, it determines whether the home buyer qualifies for the mortgage he or she is seeking based upon information provided by the home buyer and other sources. For those home buyers that qualify, the Company’s mortgage subsidiary provides the home buyer with a mortgage commitment that specifies the terms and conditions of a proposed mortgage loan based upon then-current market conditions. Prior to the actual closing of the home and funding of the mortgage, the home buyer will lock in an interest rate based upon the terms of the commitment. At the time of rate lock, the Company’s mortgage subsidiary agrees to sell the proposed mortgage loan to one of several outside recognized mortgage financing institutions (“investors”), which is willing to honor the terms and conditions, including interest rate, committed to the home buyer. The Company believes that these investors have adequate financial resources to honor their commitments to its mortgage subsidiary. At April 30, 2009, the Company’s mortgage subsidiary was committed to fund $411.5 million of mortgage loans. Of these commitments, $119.8 million are IRLCs. The Company’s mortgage subsidiary has commitments from investors to acquire $119.7 million of these IRLCs and

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$45.0 million of its mortgage loans receivable. The Company’s home buyers have not “locked-in” the interest rate on the remaining $291.7 million.

15.	Business Segments

Revenue and (loss) income before income taxes for each of the Company’s geographic segments for the six-month and three month periods ended April 30, 2009 and 2008 were as follows (amounts in millions):

	Six Months Ended April 30,		Three Months Ended April 30,
	2009	2008	2009	2008

Revenue:
North	$283.0	$466.0	$139.8	$239.2
Mid-Atlantic	234.8	453.9	104.3	203.6
South	128.9	294.0	73.7	155.2
West	160.7	446.4	80.5	220.0

Total	$807.4	$1,660.3	$398.3	$818.0

(Loss) income before income taxes:
North	$(26.3)	$30.3	$0.9	$25.5
Mid-Atlantic	(17.6)	(12.2)	(13.3)	(27.4)
South	(32.1)	(167.0)	(5.7)	(55.3)
West	(146.4)	(101.6)	(73.8)	(71.2)
Corporate and other	(56.1)	(55.5)	(30.0)	(25.6)

Total	$(278.5)	$(306.0)	$(121.9)	$(154.0)

“Corporate and other” is comprised principally of general corporate expenses such as the Offices of the Chief Executive Officer and President, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, offset in part by interest income and income from the Company’s ancillary businesses.

Total assets for each of the Company’s geographic segments at April 30, 2009 and October 31, 2008 are shown in the table below (amounts in millions).

	April 30, 2009	October 31, 2008

North	$1,190.8	$1,244.7
Mid-Atlantic	1,153.9	1,220.3
South	644.4	688.0
West	945.4	1,134.0
Corporate and other	2,558.0	2,299.8

Total	$6,492.5	$6,586.8

“Corporate and other” is comprised principally of cash and cash equivalents, deferred tax assets and the assets of the Company’s manufacturing facilities and mortgage subsidiary.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable, and write-downs of investments in unconsolidated entities that it does not believe it will be able to recover (including the Company’s pro-rata share of impairment charges recognized by the unconsolidated entities in which it has an investment) for the six-month and three-month periods ended April 30, 2009 and 2008 as shown in the table below; the carrying value of inventory and investments in unconsolidated entities for each of the Company’s geographic segments at April 30, 2009 and October 31, 2008 are also shown (amounts in millions).

			Impairments
			Six Months
	Carrying Value		Ended		Three Months Ended
	April 30,	October 31,	April 30,		April 30,
	2009	2008	2009	2008	2009	2008

Inventory:
Land controlled for future communities:
North	$42.8	$33.7	$4.4	$19.3	$1.1	$0.1
Mid-Atlantic	21.3	24.6	4.0	9.7	0.3	3.6
South	2.8	3.7	0.3	41.9	0.2	1.4
West	8.7	7.1	1.4	8.8	1.2	2.1

	75.6	69.1	10.1	79.7	2.8	7.2

Land owned for future communities:
North	210.8	217.9	25.6	5.3	5.6	4.0
Mid-Atlantic	373.4	382.2	10.3	46.2	5.2	46.2
South	52.7	52.7		33.5		24.0
West	119.1	166.2	48.6	0.7	38.6	0.7

	756.0	819.0	84.5	85.7	49.4	74.9

Operating communities:
North	858.7	952.9	21.5	39.2	8.0	21.9
Mid-Atlantic	775.6	858.8	22.1	23.4	14.4	6.8
South	522.7	560.4	32.9	105.4	8.3	39.2
West	723.1	867.3	99.2	87.3	36.7	53.1

	2,880.1	3,239.4	175.7	255.3	67.4	121.0

Total inventory	$3,711.7	$4,127.5	$270.3	$420.7	$119.6	$203.1

Investments in unconsolidated entities:
North	$22.6	$26.8	$6.0
Mid-Atlantic	12.7	11.8
South	49.9	48.4
West	63.1	64.8		$112.8		$85.0

Total	$148.3	$151.8	$6.0	$112.8	—	$85.0

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for the six months ended April 30, 2009 and 2008 (amounts in thousands):

	2009	2008

Cash flow information:
Interest paid, net of amount capitalized	$4,206	$6,704
Income taxes paid	$75,155	$87,332
Income tax refunds	$43,939
Non-cash activity:
Reduction of investments in unconsolidated entities due to reduction in letters of credit	$6,343	$5,804
Reclassification of accrued liabilities to loan payable	$7,800	$2,163
Cost of inventory acquired through seller financing	$3,752	$4,013
Land returned to seller subject to loan financing		$7,750
Contribution of inventory to a consolidated joint venture	$5,283
Miscellaneous increases to investments in unconsolidated entities	$578	$608
Adoption of FIN 48		$47,460
Reclassification of inventory to property, construction and office equipment		$16,103
Income tax benefit related to exercise of employee stock options	$4,487	$2,980
Stock awards	$27	$26

17.	Supplemental Guarantor Information

A 100% owned subsidiary of the Company, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), issued $300 million of 6.875% Senior Notes due 2012 on November 22, 2002; $250 million of 5.95% Senior Notes due 2013 on September 3, 2003; $300 million of 4.95% Senior Notes due 2014 on March 16, 2004; $300 million of 5.15% Senior Notes due 2015 on June 2, 2005; and $400 million of 8.91% Senior Notes due 2017 on April 13, 2009. The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest is guaranteed jointly and severally on a senior basis by the Company and substantially all of the Company’s 100%-owned home building subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional. The Company’s non-home building subsidiaries and several of its home building subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the debt. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such disclosures would not be material to financial investors. Prior to the senior debt issuances, the Subsidiary Issuer did not have any operations.

Supplemental condensed consolidating financial information of Toll Brothers, Inc., the Subsidiary Issuer, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at Toll Brothers, Inc. on a consolidated basis is presented below (amounts in thousands $).

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet at April 30, 2009 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents			1,853,266	109,734		1,963,000
Inventory			3,416,114	295,571		3,711,685
Property, construction and office equipment, net			76,842	1,742		78,584
Receivables, prepaid expenses and other assets	70	5,931	63,987	27,639	(1,320)	96,307
Mortgage loans receivable				47,193		47,193
Customer deposits held in escrow			16,310	554		16,864
Investments in and advances to unconsolidated entities			102,431	45,821		148,252
Investments in and advances to consolidated entities	2,737,406	1,552,303	(1,028,443)	(228,769)	(3,032,497)	—
Deferred tax assets	430,584					430,584

	3,168,060	1,558,234	4,500,507	299,485	(3,033,817)	6,492,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable			420,266	127,085		547,351
Senior notes		1,536,175				1,536,175
Senior subordinated notes			343,000			343,000
Mortgage company warehouse loan				34,479		34,479
Customer deposits			92,257	10,277		102,534
Accounts payable			95,218	1,928		97,146
Accrued expenses		22,059	410,084	229,697	(1,399)	660,441
Income taxes payable	86,948			(2,000)		84,948

Total liabilities	86,948	1,558,234	1,360,825	401,466	(1,399)	3,406,074

Minority interest			5,283			5,283
Stockholders’ equity:
Common stock	1,611			2,003	(2,003)	1,611
Additional paid-in capital	297,763		4,420	2,734	(7,154)	297,763
Retained earnings	2,781,595		3,129,713	(106,718)	(3,022,995)	2,781,595
Treasury stock, at cost	(123)					(123)
Accumulated other comprehensive income	266		266		(266)	266

Total stockholders’ equity	3,081,112	—	3,134,399	(101,981)	(3,032,418)	3,081,112

	3,168,060	1,558,234	4,500,507	299,485	(3,033,817)	6,492,469

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet at October 31, 2008 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents			1,515,617	117,878		1,633,495
Inventory			3,727,937	399,538		4,127,475
Property, construction and office equipment, net			84,460	2,002		86,462
Receivables, prepaid expenses and other assets	39	3,549	63,228	48,462	(1,516)	113,762
Mortgage loans receivable				49,255		49,255
Customer deposits held in escrow			18,728	185		18,913
Investments in and advances to unconsolidated entities			105,828	45,943		151,771
Investments in and advances to consolidated entities	3,036,158	1,160,470	(764,163)	(252,697)	(3,179,768)	—
Deferred tax assets	405,703					405,703

	3,441,900	1,164,019	4,751,635	410,566	(3,181,284)	6,586,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable			426,060	187,534		613,594
Senior notes		1,143,445				1,143,445
Senior subordinated notes			343,000			343,000
Mortgage company warehouse loan				37,867		37,867
Customer deposits			110,312	25,279		135,591
Accounts payable			128,971	5,872		134,843
Accrued expenses		20,574	465,791	253,951	(1,720)	738,596
Income taxes payable	204,247			(2,000)		202,247

Total liabilities	204,247	1,164,019	1,474,134	508,503	(1,720)	3,349,183

Stockholders’ equity:
Common stock	1,604			2,003	(2,003)	1,604
Additional paid-in capital	282,090		4,420	2,734	(7,154)	282,090
Retained earnings	2,953,655		3,272,756	(102,674)	(3,170,082)	2,953,655
Treasury stock, at cost	(21)					(21)
Accumulated other comprehensive income	325		325		(325)	325

Total stockholders’ equity	3,237,653	—	3,277,501	(97,937)	(3,179,564)	3,237,653

	3,441,900	1,164,019	4,,751,635	410,566	(3,181,284)	6,586,836

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the six months ended April 30, 2009 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues			709,838	97,512		807,350

Cost of revenues		34,385	826,171	107,179	(33,995)	933,740
Selling, general and administrative	22	970	165,947	11,165	(10,995)	167,109

Loss from operations	(22)	(35,355)	(282,280)	(20,832)	44,990	(293,499)
Other:
Loss from unconsolidated entities			(4,616)			(4,616)
Interest and other		35,355	10,520	12,661	(36,819)	21,717
Expenses related to retirement of debt			(2,067)			(2,067)
Loss from subsidiaries	(278,443)				278,443	—

Loss before income tax benefit	(278,465)	—	(278,443)	(8,171)	286,614	(278,465)
Income tax benefit	(106,405)		(120,447)	(3,101)	123,548	(106,405)

Net loss	(172,060)	—	(157,996)	(5,070)	163,066	(172,060)

Condensed Consolidating Statement of Operations for the six months ended April 30, 2008 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	—	—	1,656,876	3,450	—	1,660,326

Costs of revenues	—	32,725	1,706,910	3,928	(33,088)	1,710,475
Selling, general and administrative	1	349	230,271	14,515	(15,113)	230,023

Loss from operations	(1)	(33,074)	(280,305)	(14,993)	(48,201)	(280,172)
Other:
Loss from unconsolidated entities			(20,649)	(84,994)		(105,643)
Interest and other income (loss)		33,074	(5,011)	17,365	34,421	79,849
Loss from subsidiaries	(305,965)				305,965	—

Loss before income taxes	(305,966)	—	(305,965)	(82,622)	388,587	(305,966)
Income tax benefit	(116,272)		(124,542)	(32,304)	156,846	(116,272)

Net loss	(189,694)	—	(181,423)	(50,318)	231,741	(189,694)

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the three months ended April 30, 2009 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues			359,601	38,726		398,327

Cost of revenues		17,935	408,332	39,240	(17,747)	447,760
Selling, general and administrative	16	512	80,701	5,602	(5,485)	81,346

Loss from operations	(16)	(18,447)	(129,432)	(6,116)	23,232	(130,779)
Other:
Earnings from unconsolidated entities			481			481
Interest and other		18,447	9,130	8,385	(25,501)	10,461
Expenses related to retirement of debt			(2,067)			(2,067)
Loss from subsidiaries	(121,888)				121,888	—

(Loss) income before income tax benefit	(121,904)	—	(121,888)	2,269	119,619	(121,904)
Income tax (benefit) provision	(38,739)		(32,493)	1,392	31,101	(38,739)

Net (loss) income	(83,165)	—	(89,395)	877	88,518	(83,165)

Condensed Consolidating Statement of Operations for the three months ended April 30, 2008 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	—	—	817,997	—	—	817,997

Costs of revenues	—	15,990	842,091	471	(16,126)	842,426
Selling, general and administrative		173	108,607	7,162	(7,237)	108,705

Loss from operations	—	(16,163)	(132,701)	(7,633)	23,363	(133,134)
Other:
(Loss) earnings from unconsolidated entities			3,437	(84,994)		(81,557)
Interest and other income (loss)		16,163	(24,747)	8,198	61,066	60,680
Loss from subsidiaries	(154,011)				154,011	—

Loss before income taxes	(154,011)	—	(154,011)	(84,429)	238,440	(154,011)
Income tax benefit	(60,274)		(59,925)	(33,027)	92,952	(60,274)

Net loss	(93,737)	—	(94,086)	(51,402)	145,488	(93,737)

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows for the six months ended April 30, 2009 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities:
Net loss	(172,060)		(157,996)	(5,070)	163,066	(172,060)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization		970	10,660	454		12,084
Stock-based compensation	7,478					7,478
Excess tax benefits from stock-based compensation	(3,331)					(3,331)
Impairment of investment in unconsolidated entities			6,000			6,000
Income from unconsolidated entities			(1,384)			(1,384)
Distributions of earnings from unconsolidated entities			813			813
Deferred tax benefit	(24,881)					(24,881)
Inventory impairments			245,252	25,000		270,252
Write-off of unamortized debt issuance costs			692			692
Changes in operating assets and liabilities
Decrease in inventory			73,760	80,642		154,402
Origination of mortgage loans				(246,678)		(246,678)
Sale of mortgage loans				248,741		248,741
Decrease (increase) in receivables, prepaid expenses and other assets	298,721	(391,855)	277,911	(3,245)	(163,442)	18,090
Decrease in customer deposits			(15,637)	(15,371)		(31,008)
(Decrease) increase in accounts payable and accrued expenses	(95)	1,485	(69,910)	(26,913)	376	(95,057)
Decrease in current income taxes payable	(112,773)					(112,773)

Net cash provided by (used in) operating activities	(6,941)	(389,400)	370,161	57,560	—	31,380

Cash flow from investing activities:
Purchase of property and equipment			(2,008)	(194)		(2,202)
Investments in and advances to			(16,446)			(16,446)
unconsolidated entities
Return of investments from unconsolidated entities			1,443			1,443

Net cash used in investing activities	—	—	(17,011)	(194)	—	(17,205)

Cash flow from financing activities:
Net proceeds from issuance of senior notes		389,400				389,400
Proceeds from loans payable			291	271,860		272,151
Principal payments of loans payable			(15,792)	(337,370)		(353,162)
Proceeds from stock-based benefit plans	4,580					4,580
Excess tax benefits from stock-based compensation	3,331					3,331
Purchase of treasury stock	(970)					(970)

Net cash provided by (used in) financing activities	6,941	389,400	(15,501)	(65,510)	—	315,330

Net increase (decrease) in cash and cash equivalents	—	—	337,649	(8,144)	—	329,505
Cash and cash equivalents, beginning of period			1,515,617	117,878		1,633,495

Cash and cash equivalents, end of period	—	—	1,853,266	109,734	—	1,963,000

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows for the six months ended April 30, 2008 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities:
Net loss	(189,694)		(181,423)	(50,318)	231,741	(189,694)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization		570	13,324	188		14,082
Stock-based compensation	16,347					16,347
Excess tax benefit from stock-based compensation	(8,378)					(8,378)
Impairment of investment in unconsolidated entities			26,685	86,132		112,817
Income from unconsolidated entities			(6,036)	(1,138)		(7,174)
Distributions of earnings from unconsolidated entities			12,987			12,987
Deferred tax provision	(204,070)					(204,070)
Provision for inventory write-offs			420,739			420,739
Changes in operating assets and liabilities
Decrease (increase) in inventory			353,278	(38,661)		314,617
Origination of mortgage loans				(500,549)		(500,549)
Sale of mortgage loans				526,240		526,240
Decrease (increase) in contracts receivable			42,177	(940)		41,237
Decrease (increase) in receivables, prepaid expenses and other assets	369,053	175	(124,738)	16,907	(236,973)	24,424
(Decrease) increase in customer deposits			(53,030)	1,921		(51,109)
Decrease in accounts payable and accrued expenses	(3,015)	(745)	(96,239)	(44,202)	5,232	(138,969)
Increase in current income taxes payable	464					464

Net cash provided by (used in) operating activities	(19,293)	—	407,724	(4,420)	—	384,011

Cash flow from investing activities:
Purchase of property and equipment			(3,577)	(431)		(4,008)
Purchase of marketable securities			(1,239,712)	(228,725)		(1,468,437)
Sale of marketable securities			1,226,332	228,225		1,454,557
Investments in and advances to unconsolidated entities			(37,322)			(37,322)
Distributions of capital from unconsolidated entities			2,623			2,623

Net cash used in investing activities	—	—	(51,656)	(931)	—	(52,587)

Cash flow from financing activities:
Proceeds from loans payable			743	556,802		557,545
Principal payments of loans payable			(31,817)	(540,757)		(572,574)
Proceeds from stock-based benefit plans	12,089					12,089
Excess tax benefits from stock-based compensation	8,378					8,378
Purchase of treasury stock	(1,174)					(1,174)
Change in minority interest				3		3

Net cash provided by (used in) financing activities	19,293	—	(31,074)	16,048	—	4,267

Net increase in cash and cash equivalents	—	—	324,994	10,697	—	335,691
Cash and cash equivalents, beginning of period			783,891	116,446		900,337

Cash and cash equivalents, end of period	—	—	1,108,885	127,143	—	1,236,028

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

On June 3, 2009, we issued a press release and held a conference call to review the results of operations for the six-month and three-month periods ended April 30, 2009 and to discuss the current state of our business. The information contained in this report is the same information given in the press release and on the conference call on June 3, 2009, and we are not reconfirming or updating that information in this Form 10-Q.

OVERVIEW

The slowdown that we have experienced since fiscal 2005 has continued into the third quarter of fiscal 2009. The value of net new contracts signed in fiscal 2008 was 78% lower than the value of net new contracts signed in fiscal 2005, and, despite some improvement since late March 2009 in potential homebuyers visiting our communities and making refundable deposits to purchase homes, the value of net new contracts signed in the six-month and three-month periods ended April 30, 2009 was 88% and 86% lower, respectively, than the value of net new contracts signed in the comparable periods of fiscal 2005. Although cancellations appear to be leveling off, we believe that prospective home buyers’ concerns about job security and the economy continue to inhibit traffic and the conversion of deposits to contracts. This slowdown, which we believe started with a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale, has been exacerbated by, among other things, a decline in the overall economy, increasing unemployment, fear of job loss, a significant decline in the securities markets, the continuing decline in home prices, the large number of homes that are or will be available due to foreclosures, the inability of some of our home buyers to sell their current home, the deterioration in the credit markets, and the direct and indirect impact of the turmoil in the mortgage loan market. We believe that the key to a recovery in our business is the return of consumer confidence and a stabilization of financial markets and home prices.

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

Based on our experience during prior downturns in the housing industry, we believe that unexpected opportunities may arise in difficult times for those builders that are well-prepared. In the current challenging environment, we believe our strong balance sheet, liquidity and access to capital, our broad geographic presence, our diversified product lines, our experienced personnel and our national brand name all position us well for such opportunities now and in the future. At April 30, 2009, we had $1.96 billion of cash and cash equivalents on hand and approximately $1.34 billion available under our revolving credit facility which extends to March 2011. On April 13, 2009, we sold $400 million of 8.91% senior notes due 2017 and received $389.4 million of net proceeds from the sale. On April 28, 2009, we announced that we would redeem an aggregate of $293.0 million of senior subordinated notes due 2011, which was completed on May 28, 2009. We believe we have the resources available to fund attractive opportunities, should they arise.

When our industry recovers, we believe that we will see reduced competition from the small and mid-sized private builders who are our primary competitors in the luxury market. We believe that the access of these private builders to capital is already severely constrained. We envision that there will be fewer and more selective lenders serving our industry at that time and that those lenders likely will gravitate to the homebuilding companies that offer them the greatest security, the strongest balance sheets and the broadest array of potential business opportunities. We believe that this reduced competition, combined with attractive long-term demographics, will reward those well-capitalized builders who can persevere through the current challenging environment.

Notwithstanding the current market conditions, we believe that geographic and product diversification, access to lower-cost capital, and strong demographics have in the past and will in the future, as market conditions improve over time, benefit those builders that can control land and persevere through the increasingly difficult regulatory approval process. We believe that these factors favor the large publicly traded home building companies with the capital and expertise to control home sites and gain market share. We believe that, as builders and land developers reduce the number of home sites being taken through the approval process and this process continues to become more difficult, and if the political pressure from no-growth proponents continues to increase, our expertise in taking land through the approval process and our already approved land positions will allow us to grow in the years to come, as market conditions improve.

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

In response to current market conditions, we have been reevaluating and renegotiating or canceling many of our land purchase contracts. As a result, we reduced our land position from a high of approximately 91,200 home sites at April 30, 2006, to approximately 36,600 home sites at April 30, 2009, of which we owned approximately 31,800. Of the 31,800 home sites owned at April 30, 2009, significant improvements were completed on approximately 13,200.

At April 30, 2009, we were selling from 240 communities compared to 273 communities at October 31, 2008 and 300 communities at April 30, 2008. We expect to be selling from approximately 225 communities at October 31, 2009.

Given the current business climate and the numerous uncertainties related to sales paces, sales prices, mortgage markets, cancellations, market direction and the potential for and magnitude of future impairments, it is difficult to provide guidance for fiscal 2009. Subject to the risks reported elsewhere in our reports filed with the SEC and the preceding uncertainties, based upon the deliveries made in the first six months of fiscal 2009, our backlog at April 30, 2009 and the pace of activity at our communities, we currently estimate that we will deliver between 2,200 and 2,800 homes in fiscal 2009 at an average sales price of between $590,000 and $620,000 per home. We believe that, as a result of continuing sales incentives given to our home buyers and slower sales per community, our cost of sales as a percentage of revenues, before impairment charges and write-downs, will be higher in fiscal 2009 than in fiscal 2008. Additionally, based on fiscal 2009’s lower projected revenues, we expect our selling, general and administrative expenses, exclusive of interest, to be lower in total dollars in fiscal 2009 than in fiscal 2008, but higher as a percentage of revenues in fiscal 2009 than in fiscal 2008.

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

In the three-month period ended April 30, 2009, we reviewed the fair value of 288 operating communities, determined that the fair value of 36 of these communities was below our carrying value, and recognized impairment charges of $67.4 million on these communities. At April 30, 2009, the carrying value of these communities, net of the impairment charges recognized, was $181.8 million.

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

Variable Interest Entities:  We have land purchase contracts and several investments in unconsolidated entities which we evaluate in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” as amended by FASB Interpretation No. 46R (collectively referred to as “FIN 46”). Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a variable interest entity (“VIE”) is considered to be the primary beneficiary and must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. For land purchase contracts with sellers meeting the definition of a VIE, we perform a review to determine which party is the primary beneficiary of the VIE. This review requires substantial judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the entity’s expected profits and losses and the cash flows associated with changes in the fair value of the land under contract. At April 30, 2009, we determined that we were the primary beneficiary of one VIE related to a land purchase contract and had recorded $5.6 million of inventory and $5.3 million of accrued expenses related to this VIE.

Income Taxes — Valuation Allowance

Significant judgment is required in estimating valuation allowances for deferred tax assets. In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), a valuation allowance is established against a deferred tax asset if, based on the available evidence, it is more likely than not that such asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. We periodically assess the need for valuation allowances for deferred tax assets based on SFAS 109’s more-likely-than-not realization threshold criteria. In our assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and magnitude of current and cumulative income and losses, forecasts of future profitability, the duration of statutory carryback or carryforward periods, our experience with operating loss and tax credit carryforwards being used before expiration, and tax planning alternatives.

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

Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods (carryforward period assumptions), it is possible that actual results could differ from the estimates used in our historical analyses. Our assumptions require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. Our current assessment of the need for a valuation allowance is primarily dependent upon utilization of taxable income in the carryback period and our future projected income. If our results of operations are less than projected and there is insufficient objectively positive verifiable evidence to support the likely realization of our deferred tax assets, a valuation allowance may be required to reduce or eliminate our deferred tax assets.

At April 30, 2009, our net federal deferred tax assets were $430.6 million. In accordance with the provisions of SFAS 109, we assess, on a quarterly basis, our ability to realize our federal deferred tax assets. Based on the more likely than not standard in SFAS 109 and the weight of available evidence, we do not believe a valuation allowance against our net federal deferred tax assets was necessary. At the current federal tax rate of 35%, we would require a combination of taxable loss carrybacks and future income of approximately $1.2 billion to realize the $430.6 million of net federal deferred tax assets. Since much of the net federal deferred tax assets were created through impairment charges recognized for book purposes but not for tax purposes, we may recover our net federal deferred tax assets through a combination of: selling homes in impaired communities or selling impaired land for amounts greater than the book carrying value, thus realizing a gain for book purposes but not for tax purposes; generating taxable income in the future and recognizing, through disposition or other means, previously recognized book impairment losses for tax purposes; or recognizing in fiscal 2009, through disposition or other means, previously recognized book impairment losses for tax purposes to carry back such losses against fiscal 2007 taxable income. We intend to generate tax losses in fiscal 2009, primarily through the recognition for tax purposes of previously recognized book impairments to use a majority of the $462 million of our fiscal 2007 taxable income available for carryback, and recover a portion of our net federal deferred tax assets.

We are allowed to carry forward taxable losses for 20 years and apply such taxable losses to future taxable income to further realize our federal deferred tax assets. We will continue to review our federal deferred tax assets in accordance with SFAS 109.

For state tax purposes, due to past and projected losses in certain jurisdictions where we do not have carryback potential and/or cannot sufficiently forecast future taxable income, we have recognized a valuation allowance, net of a federal tax benefit, of $24.1 million in fiscal 2008 and an additional $4.2 million in the six-month period ended April 30, 2009. Future valuation allowances in these jurisdictions may continue if we believe we will not generate sufficient future taxable income to utilize these state deferred tax assets.

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

OFF-BALANCE SHEET ARRANGEMENTS

The trends, uncertainties or other factors that have negatively impacted our business and the industry in general and which are discussed in the overview section of this MD&A have also impacted the unconsolidated entities in which we have investments. We review each of our investments in unconsolidated entities on a quarterly basis to determine the recoverability of our investment. We evaluate the recoverability of our investment in unconsolidated entities using similar methodology that we use to evaluate our inventories. This evaluation entails a detailed cash flow analysis using many estimates including but not limited to expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, and market conditions. When markets deteriorate and it is no longer probable that we can recover our investment in a joint venture we impair our investment. If a joint venture has its own loans or is principally a joint venture to hold an option, such impairment may result in the majority or all of our investment being impaired. See “Critical Accounting Policies — Inventory” in this MD&A for more detailed disclosure on our evaluation of inventory.

We have investments in and advances to various unconsolidated entities. At April 30, 2009, we had investments in and advances to these entities, net of impairment charges recognized, of $148.3 million and were committed to invest or advance $27.0 million (net of amounts accrued) of additional funds to certain of these entities if they require additional funding, At April 30, 2009, we had accrued $116.6 million for our commitments to all of our unconsolidated entities. In addition, we guarantee certain debt of a number of these unconsolidated entities on a several and pro-rata basis. At April 30, 2009, we guaranteed an aggregate of approximately $63.3 million (net of amounts that we have accrued) of debt relating to four joint ventures, which had aggregate borrowings of approximately $835.2 million.

In connection with certain land joint ventures to which we are a party, we executed completion guarantees and conditional repayment guarantees. The obligations under the completion guarantees and conditional repayment guarantees are several and not joint, and are limited to the Company’s pro-rata share of the loan obligations of the respective joint ventures. At April 30, 2009, the maximum amount of the completion guarantees and conditional repayment guarantees (net of amounts that the Company has accrued) is estimated to be approximately $50.3 million, if any liability is determined to be due thereunder. The $50.3 million of these guarantees are included in the $63.3 million of guarantees disclosed above.

Our investments in these entities are accounted for using the equity method.

RESULTS OF OPERATIONS

The following table sets forth, for the six-month and three-month periods ended April 30, 2009 and 2008, a comparison of certain statement of operations items ($ in millions):

	Six Months Ended April 30,				Three Months Ended April 30,
	2009		2008		2009		2008
	$	%	$	%	$	%	$	%

Revenues	807.4		1,660.3		398.3		818.0

Cost of revenues	933.7	115.7	1,710.5	103.0	447.8	112.4	842.4	103.0
Selling, general and administrative	167.1	20.7	230.0	13.9	81.3	20.4	108.7	13.3

	1,100.8		1,940.5		529.1		951.1

Loss from operations	(293.5)	(36.4)	(280.2)	(16.9)	(130.8)	(32.8)	(133.1)	(16.3)
Other
(Loss) income from unconsolidated entities	(4.6)		(105.6)		0.5		(81.6)
Interest and other	19.7		79.8		8.4		60.7

Loss before income tax benefit	(278.5)		(306.0)		(121.9)		(154.0)
Income tax benefit	(106.4)		(116.3)		(38.7)		(60.3)

Net loss	(172.1)		(189.7)		(83.2)		(93.7)

Note: Due to rounding, amounts may not add.

REVENUES AND COSTS

In the six-month period ended April 30, 2009, we recognized $807.4 million of revenues and a net loss of $172.1 million, as compared to $1.66 billion of revenues and a net loss of $189.7 million in the six-month period ended April 30, 2008. In the six-month period ended April 30, 2009, we recognized inventory and joint venture impairment charges and write-offs of $276.3 million, as compared to $533.6 million of inventory and joint venture impairment charges and write-offs in the six-month period ended April 30, 2008.

In the three-month period ended April 30, 2009, we recognized $398.3 million of revenues and a net loss of $83.2 million, as compared to $818.8 million of revenues and a net loss of $93.7 million in the three-month period ended April 30, 2008. In the three-month period ended April 30, 2009, we recognized inventory impairment charges and write-offs of $119.6 million, as compared to $288.1 million of inventory and joint venture impairment charges and write-offs in the three-month period ended April 30, 2008.

Revenues for the six months ended April 30, 2009 were lower than those for the comparable period of fiscal 2008 by approximately $852.9 million, or 51%. This decrease was attributable to a 46% decrease in the number of homes delivered, a 9% decrease in the average price of the homes delivered and $33.5 million of revenues in the fiscal 2008 period for certain communities that were accounted for on the percentage of completion method of accounting from which we did not have percentage of completion revenues in the fiscal 2009 period. The decrease in the number of homes delivered in the six-month period ended April 30, 2009 was primarily due to a 48% decline in backlog at October 31, 2008, as compared to our backlog at October 31, 2007. The 9% decrease in the average price of the homes delivered in the fiscal 2009 period, as compared the fiscal 2008 period, was due to the impact of a shift in product mix to lower priced product and less expensive areas, and an increase in incentives given on homes closed in the fiscal 2009 period, as compared to the fiscal 2008 period. Average sales incentives given on homes delivered in the six-month period of fiscal 2009 amounted to approximately $82,000 per home, as compared to approximately $68,000 per home in the fiscal 2008 period.

Revenues for the three months ended April 30, 2009 were lower than those for the comparable period of fiscal 2008 by approximately $419.7 million, or 51%. This decrease was attributable to a 47% decrease in the number of homes delivered, a 7% decrease in the average price of the homes delivered and $17.7 million of revenues in the fiscal 2008 period for certain communities that were accounted for on the percentage of completion method of accounting from which we did not have percentage of completion revenues in the fiscal 2009 period. The decrease in the number of homes delivered in the three-month period ended April 30, 2009 was primarily due to a 48% decline in backlog at October 31, 2008, as compared to our backlog at October 31, 2007. The 7% decrease in the average price of the homes delivered in the fiscal 2009 period, as compared the fiscal 2008 period, was due to the impact of a shift in product mix to lower priced product and less expensive areas, and an increase in incentives given on homes closed in the fiscal 2009 period, as compared to the fiscal 2008 period. Average sales incentives given on homes delivered in the three-month period ended April 30, 2009 amounted to approximately $87,000 per home, as compared to approximately $76,000 per home in the fiscal 2008 period.

The value of net new contracts signed was $426.2 million (848 homes) in the six months ended April 30, 2009, a 51% decrease compared to the value of contracts signed in the six-month period ended April 30, 2008 of $871.5 million (1,576 homes). The decrease in the six-month period is attributable to a 46% decrease in the number of net new contracts signed and a 9% decrease in the average value of each contract. The value of net new contracts signed was $298.3 million (582 homes) in the three months ended April 30, 2009, a 40% decrease compared to the value of contracts signed in the three-month period ended April 30, 2008 of $496.5 million (929 homes). The decrease in the three month period is attributable to a 37% decrease in the number of net new contracts signed and a 4% decrease in the average value of each contract. We believe the decrease in the number of net new contracts signed in the fiscal 2009 periods, as compared to the fiscal 2008 periods, was attributable to the decline in consumer confidence, the overall softening of demand for new homes, the continuing decline in the economy, rising unemployment rates, a heightened fear of future job loss, and concerns on the part of prospective home buyers about the downward direction of home prices and their ability to sell their existing homes. We attribute the concern about the direction of home prices to the large number of homes that are or will be available due to foreclosures.

The decline in the average sales price of net contracts signed in the six-month period ended April 30, 2009, as compared to the comparable period of fiscal 2008, was due primarily to higher sales incentives given to homebuyers in the fiscal 2009 period as compared to the comparable period of fiscal 2008, and a shift in the number of contracts signed to less expensive areas and/or product in the fiscal 2009 period, as compared to the comparable period of fiscal 2008, offset, in part, by the slightly lower average value of contracts cancelled during the fiscal 2009 period, as compared to the fiscal 2008 period. The decline in the average sales price of net contracts signed in the three-month period ended April 30, 2009, as compared to the fiscal 2008 period, was due primarily to higher sales incentives given to homebuyers in the fiscal 2009 period as compared to the fiscal 2008 period, and a shift in the number of contracts signed to less expensive areas and/or product in the fiscal 2009 period, as compared to the fiscal 2008 period, offset, in part, by the slightly lower average value of contracts cancelled during the fiscal 2009 period, as compared to the fiscal 2008 period.

At April 30, 2009 and 2008, we were offering sales incentives, on average, of $78,500 and $59,300, respectively. The amount and type of incentive varies on a community by community basis, and in some cases on a homesite by homesite basis within a community. In addition, the amount of sales incentives offered to a home buyer on a speculative home that we have available will generally be higher than the amount of sales incentives that we will offer on a to be built home.

In the six-month period ended April 30, 2009, home buyers cancelled $235.2 million (318 homes) of signed contracts, as compared to $432.0 million (565 homes) in the six-month period ended April 30, 2008. In the three-month period ended April 30, 2009, home buyers cancelled $120.2 million (161 homes) of signed contracts, as compared to $234.1 million (308 homes) in the three-month period ended April 30, 2008.

Our backlog at April 30, 2009 of $944.3 million decreased 55%, as compared to our backlog at April 30, 2008 of $2.08 billion. Backlog consists of homes under contract but not yet delivered to our home buyers. The decrease in backlog at April 30, 2009, as compared to the backlog at April 30, 2008, was primarily attributable to the continuing decline in the new home market which resulted in a lower backlog at October 31, 2008, as compared to the backlog at October 31, 2007, and the decrease in the value and number of net new contracts signed in the six-month period of fiscal 2009 as compared to the six-month period of fiscal 2008, offset, in part, by lower deliveries in the six-month period of fiscal 2009, as compared to the six-month period of fiscal 2008.

Cost of revenues as a percentage of home sales revenue was 115.7% in the six-month period ended April 30, 2009, as compared to 103.0% in the six-month period ended April 30, 2008. In the six-month periods ended April 30, 2009 and 2008, we recognized inventory impairment charges and write-offs of $270.3 million and $420.7 million, respectively. Land, land development and home and home related construction costs (“home costs”) were 78.3% of revenues in the six-month period ended April 30, 2009, as compared to 75.0% in the fiscal 2008 period. The increase in the home cost percentage was due primarily to higher sales incentives on the homes delivered and higher overhead costs per home due to the decreased construction activity. Interest cost as a percentage of revenues was 3.9% in the six-month period ended April 30, 2009, as compared to 2.7% in the fiscal 2008 period. The higher interest cost percentage was due to inventory generally being held for a longer period of time, as well as fewer qualifying assets to which costs can be allocated resulting in higher amounts of capitalized interest on the available inventory.

Cost of revenues as a percentage of home sales revenue was 112.4% in the three-month period ended April 30, 2009, as compared to 103.0% in the three-month period ended April 30, 2008. In the three-month periods ended April 30, 2009 and 2008, we recognized inventory impairment charges and write-offs of $119.6 million and $203.1 million, respectively. Home costs were 78.2% of revenues in the three-month period ended April 30, 2009, as compared to 75.2% in the fiscal 2008 period. The increase in the home cost percentage was due primarily to higher sales incentives on the homes delivered and higher overhead costs per home due to the decreased construction activity. Interest cost as a percentage of revenues was 4.2% in the three-month period ended April 30, 2009, as compared to 2.8% in the fiscal 2008 period. The higher interest cost percentage was due to inventory generally being held for a longer period of time, as well as fewer qualifying assets to which costs can be allocated resulting in higher amounts of capitalized interest on the qualifying inventory.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

SG&A spending decreased by $62.9 million, or 27.4%, in the six-month period ended April 30, 2009, as compared to the six-month period ended April 30, 2008. As a percentage of revenues, SG&A was 20.7% in the six-month period ended April 30, 2009, as compared to 13.9% in the fiscal 2008 period. The reduction in spending was due primarily to reduced compensation and related costs and reduced costs for advertising, promotions and marketing offset, in part, by the expensing of interest incurred not eligible to be capitalized in the six-month period ended April 30, 2009 and the higher amount of deferred marketing costs that were written off with regard to closed communities in the fiscal 2009 period, as compared to the fiscal 2008 period. Due to the decline in qualified inventory, interest incurred on homebuilding indebtedness exceeded amounts eligible for capitalization in the six-month period of fiscal 2009. Prior to November 1, 2008, qualified inventory exceeded homebuilding indebtedness and all interest incurred was capitalized. Interest expensed to SG&A in the six-month period ended April 30, 2009 amounted to $5.2 million or 0.7% of revenues. The write-off of deferred marketing costs related to closed communities in the six-month periods of fiscal 2009 and 2008 were $4.2 million and $1.7 million, respectively.

SG&A spending decreased by $27.4 million, or 25.2%, in the three-month period ended April 30, 2009, as compared to the three-month period ended April 30, 2008. As a percentage of revenues, SG&A was 20.4% in the three-month period ended April 30, 2009, as compared to 13.3% in the fiscal 2008 period. The reduction in spending was due primarily to reduced compensation and related costs and reduced costs for advertising, promotions and marketing offset, in part, by the expensing of interest incurred not eligible to be capitalized in the three-month period ended April 30, 2009 and the higher amount of deferred marketing costs that were written off with regard to closed communities in the fiscal 2009 period, as compared to the fiscal 2008 period. Due to the decline in qualified inventory, interest incurred on homebuilding indebtedness exceeded amounts eligible for capitalization in the three-month period of fiscal 2009. Prior to November 1, 2008, qualified inventory exceeded homebuilding indebtedness and all interest incurred was capitalized. Interest expensed to SG&A in the three-month period ended April 30, 2009 amounted to $4.4 million or 1.1% of revenues. The write-off of deferred marketing costs related to closed communities in the three-month periods of fiscal 2009 and 2008 were $3.8 million and $0.7 million, respectively.

(LOSS) INCOME FROM UNCONSOLIDATED ENTITIES

We are a participant in several joint ventures and in the Trust and Trust II. We recognize our proportionate share of the earnings and losses from these entities. The trends, uncertainties or other factors that have negatively impacted our business and the industry in general and which are discussed in the “Overview” section of this MD&A have also impacted the unconsolidated entities in which we have investments. Many of our joint ventures are land development projects or high-rise/mid-rise construction projects and do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, the joint ventures will generally, over a relatively short period of time, generate revenues and earnings until all the assets of the entities are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from quarter to quarter and year to year.

In the six months ended April 30, 2009, we recognized $4.6 million of losses from unconsolidated entities, as compared to $105.6 million of losses in the comparable period of fiscal 2008. The loss in the six-month period ended April 30, 2009 was attributable to a $6.0 million impairment charge recognized on one of our investments in an unconsolidated entity. The loss in the six-month period ended April 30, 2008 was attributable to $112.8 million of impairment charges recognized on two of our investments in unconsolidated entities.

In the three months ended April 30, 2009, we recognized $0.5 million of income from unconsolidated entities, as compared to $81.6 million of losses in the fiscal 2008 period. The loss in the three-month period ended April 30, 2008 was attributable to $85.0 million of impairment charges recognized on two of our investments in unconsolidated entities.

INTEREST AND OTHER INCOME

For the six months ended April 30, 2009 and 2008, interest and other income was $19.7 million and $79.8 million, respectively. The decrease in other income in the six-month period ended April 30, 2009, as compared to fiscal 2008 period, was primarily due to a $40.2 million gain recognized in the fiscal 2008 period on a condemnation judgement in our favor, a $9.5 million decline in interest income in the fiscal 2009 period, as compared to the fiscal 2008 period, a $4.2 million decline in income from ancillary businesses and management fee income in the fiscal 2009 period, as compared to the fiscal 2008 period, a $3.9 million decline in retained customer deposits in the fiscal 2009 period, as compared to the fiscal 2008 period and the recognition of a $2.1 million charge in connection with the redemption of $293.0 million of our senior subordinated notes that was announced in April 2009.

For the three months ended April 30, 2009 and 2008, interest and other income was $8.4 million and $60.7 million, respectively. The decrease in other income in the three-month period ended April 30, 2009, as compared to the fiscal 2008 period, was primarily due to: a $40.2 million gain recognized in the fiscal 2008 period on a condemnation judgement in our favor; a $5.2 million decline in interest income in the fiscal 2009 period, as compared to the fiscal 2008 period; a $1.7 million decline in income from ancillary businesses and management fee income in the fiscal 2009 period, as compared to the fiscal 2008 period; a $3.2 million decline in retained customer deposits in the fiscal 2009 period, as compared to the fiscal 2008 period; and the recognition of a $2.1 million charge in the fiscal 2009 period in connection with the redemption of $293.0 million of our senior subordinated notes that was announced in April 2009.

LOSS BEFORE INCOME TAX BENEFIT

For the six-month periods ended April 30, 2009 and 2008, we reported a loss before income tax benefit of $278.5 million and $306.0 million, respectively. For the three-month periods ended April 30, 2009 and 2008, we reported a loss before income tax benefit of $121.9 million and $154.0 million, respectively.

INCOME TAXES

An income tax benefit was provided in the six-month periods ended April 30, 2009 and 2008 at an effective rate of 38.2% and 38.0%, respectively. The change in the effective tax rate between the six-month period of fiscal 2009 and six-month period of fiscal 2008 was due primarily to: the increase in the fiscal 2009 rate due to the reversal of $15.0 million of interest, net of tax provision, accrued in prior years against potential tax assessments, which was no longer needed due to the expiration of the applicable statute of limitations for federal tax purposes; a lower state tax rate in the fiscal 2009 period, as compared to the fiscal 2008 period; a decrease in the fiscal 2009 rate, as compared to the fiscal 2008 rate, due to an increase in interest accrued in the fiscal 2009 period, as compared to the fiscal 2008 period; a decrease in the fiscal 2008 rate, as compared to the fiscal 2009 rate, due to the higher valuation allowance recognized in the fiscal 2008 period, as compared to the fiscal 2009 period: interest accrued in the fiscal 2009 period, as compared to the fiscal 2008 period; an increase in the fiscal 2008 rate due to tax free income recognized in the fiscal 2008 period but not in the fiscal 2009 period; and an increase in the fiscal 2008 rate due to tax credits recognized in the fiscal 2008 period that were not available in the fiscal 2009 period. The lower state tax rate in the six-month period of fiscal 2009 was due to the combination of a shift in the state tax jurisdictions where the estimated losses occurred and the applicable state income tax rates in those jurisdictions. A net valuation allowance of $4.3 million and $8.5 million was provided in the fiscal 2009 period and fiscal 2008 period, respectively. The valuation allowance was due to our inability to carryforward losses in certain state tax jurisdictions in which we operate. The higher interest accrued in the six-month period of fiscal 2009, as compared to the fiscal 2008 period, relates primarily to a difference in how interest was calculated by the IRS and us on our settled audit.

An income tax benefit was provided in the three-month periods ended April 30, 2009 and 2008 at an effective rate of 31.8% and 39.1%, respectively. The change in the effective tax rate between the three-month period of fiscal 2009 and the three-month period of fiscal 2008 was due primarily to: the decrease in the fiscal 2009 rate, as compared to the fiscal 2008 rate, due to a lower state tax rate in the fiscal 2009 period, as compared to the fiscal 2008 period; the decrease in the fiscal 2009 rate, as compared to the fiscal 2008 rate, due to an increase in interest accrued in the fiscal 2009 period, compared to the fiscal 2008 period; a decrease in the fiscal 2008 rate, as compared to the fiscal 2009 rate, due to a higher valuation allowance recognized in the fiscal 2008 period, as compared to the fiscal 2009 period; an increase in the fiscal 2008 rate due to tax free income recognized in the fiscal 2008 period but not in the fiscal 2009 period; and an increase in the fiscal 2008 rate due to tax credits recognized in the fiscal 2008 period that were not available to us in the fiscal 2009 period. The lower state tax rate in the three-month period of fiscal 2009 was due to the combination of a shift in the state tax jurisdictions where the estimated losses occurred and the applicable state income tax rates in those jurisdictions. A net valuation allowance of $1.3 million and $8.5 million was provided in the fiscal 2009 period and fiscal 2008 period, respectively. The valuation allowance was due to our inability to carryforward losses in certain state tax jurisdictions in which we operate.

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

At April 30, 2009, we had $1.96 billion of cash on hand. In April 2009, we called $293.0 million of senior subordinated debt for redemption in May 2009, as further described below. In the six-month period ended April 30, 2009, our cash and cash equivalents increased by $329.5 million. Cash flow provided by operating activities was $31.4 million. Cash provided by operating activities was primarily generated by a reduction in inventory and the receipt of an income tax refund on previously paid taxes, offset, in part, by the payment of accounts payable and accrued liabilities and income tax payments made for the settlement of previously accrued tax audits. The decreases in inventory, accounts payable and accrued liabilities were due primarily to the decline in our business as previously discussed. We also generated cash from financing activities of $315.3 million in the six-month period ended April 30, 2009, principally from the issuance of $400 million of senior notes in the public debt markets (net proceeds amounted to $389.4 million), stock-based benefit plans and the tax benefits of stock-based compensation, offset, in part, by the repayment of debt.

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

At April 30, 2009, the aggregate purchase price of land parcels under option and purchase agreements was approximately $573.7 million (including $148.5 million of land to be acquired from joint ventures in which we have invested). Of the $573.7 million of land purchase commitments, we had paid or deposited $69.5 million, we will receive a credit for prior investments in joint ventures of approximately $36.7 million and, if we acquire all of these land parcels, we will be required to pay $467.5 million. Of the $467.5 million we would be required to pay, we recorded $124.2 million of this amount in accrued expenses at April 30, 2009. The purchases of these land parcels are scheduled over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.

In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own several years’ supply of home sites, we do not need to buy home sites immediately to replace those which we deliver. In addition, we generally do not begin construction of our single-family detached homes until we have a signed contract with the home buyer, although in the past several years, due to the high cancellation rate of customer contracts and the increase in the number of attached-home communities from which we were operating (all of the units of which are generally not sold prior to the commencement of construction), the number of speculative homes in our inventory increased significantly. Should our business remain at its current level or decline from present levels, we believe that our inventory levels would continue to decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own and as we sell and deliver the speculative homes that are currently in inventory, resulting in additional cash flow from operations. In addition, we might continue to delay or curtail our acquisition of additional land, as we have since the second half of fiscal 2006, which would further reduce our inventory levels and cash needs. At April 30, 2009, we owned or controlled through options approximately 36,600 home sites, as compared to approximately 39,800 at October 31, 2008, approximately 51,800 at April 30, 2008 and approximately 91,200 at April 30, 2006, our peak in terms of home sites owned or controlled through options. Of the 36,600 home sites owned or controlled through options at April 30, 2009, we owned approximately 31,800; of our owned home sites, significant improvements were completed on approximately 13,200.

We have a $1.89 billion credit facility consisting of a $1.56 billion unsecured revolving credit facility and a $331.7 million term loan facility (collectively, the “Credit Facility”) with 31 banks, which extends to March 2011. At April 30, 2009, we had no outstanding borrowings against the revolving credit facility but had letters of credit of approximately $217.1 million outstanding under it. Under the terms of the Credit Facility, our maximum leverage ratio (as defined in the agreement) may not exceed 2.00 to 1.00 and at April 30, 2009, we were required to maintain a minimum tangible net worth (as defined in the agreement) of approximately $2.21 billion. At April 30, 2009, our leverage ratio was approximately 0.20 to 1.00 and our tangible net worth was approximately $3.06 billion.

On April 13, 2009, through our wholly-owned subsidy Toll Brothers Finance Corp., we issued $400 million of 8.91% Senior Notes due 2017. We received $389.4 million of net proceeds from the issuance of these senior notes.

On April 28, 2009, we called for redemption on May 28, 2009 all of the remaining $193.0 million outstanding principal amount of our 8 1/4% Senior Subordinated Notes due February 2011 at a cash redemption price of 100.0% of the principal amount plus accrued and unpaid interest, and $100.0 million outstanding principal amount of our 8.25% Senior Subordinated Notes due December 2011 at a cash redemption price of 101.375% of the principal amount plus accrued and unpaid interest. Upon completion of the partial redemption of the 8.25% Senior Subordinated Notes due December 2011, $50.0 million principal amount of these notes will remain outstanding. In the six-month and three-month periods ended April 30, 2009, we recognized a charge of $2.1 million representing the write-off of unamortized debt issuance costs associated with both series of notes and the call premium on the 8.25% Senior Subordinated Notes due December 2011.

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

The following tables summarize information related to revenues, net contracts signed, contract cancellations and sales incentives provided on units delivered by geographic segment for the six-month and three-month periods ended April 30, 2009 and 2008, and information related to backlog by geographic segment at April 30, 2009 and 2008.

Revenues:

	Six Months Ended April 30,				Three Months Ended April 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	Units	Units	(In millions)	(In millions)	Units	Units	(In millions)	(In millions)

North(a)	440	602	$283.0	$436.8	224	329	$139.8	$232.3
Mid-Atlantic	402	734	234.8	453.9	182	335	104.3	203.6
South(a)	239	573	128.9	289.7	132	291	73.7	144.4
West	232	511	160.7	446.4	110	257	80.5	220.0
Other(b)				33.5				17.7

	1,313	2,420	$807.4	$1,660.3	648	1,212	$398.3	$818.0

Gross Contracts Signed:

	Six Months Ended April 30,				Three Months Ended April 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	Units	Units	(In millions)	(In millions)	Units	Units	(In millions)	(In millions)

North	319	494	$169.9	$316.5	203	272	$104.3	$162.5
Mid-Atlantic	358	665	199.0	391.0	238	398	131.7	230.2
South	269	544	129.7	271.3	157	302	74.0	143.8
West	220	438	162.7	324.7	145	265	108.5	194.1

	1,166	2,141	$661.3	$1,303.5	743	1,237	$418.5	$730.6

Contracts Cancelled:

	Six Months Ended April 30,				Three Months Ended April 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	Units	Units	(In millions)	(In millions)	Units	Units	(In millions)	(In millions)

North	126	156	$105.3	$116.0	64	112	$54.4	$86.5
Mid-Atlantic	64	94	47.8	65.9	27	51	20.2	35.6
South	70	129	40.2	67.0	36	66	21.0	28.9
West	58	186	41.9	183.1	34	79	24.6	83.1

	318	565	$235.2	$432.0	161	308	$120.2	$234.1

Net Contracts Signed:

	Six Months Ended April 30,				Three Months Ended April 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	Units	Units	(In millions)	(In millions)	Units	Units	(In millions)	(In millions)

North	193	338	$64.7	$200.5	139	160	$50.0	$76.0
Mid-Atlantic	294	571	151.2	325.1	211	347	111.5	194.6
South	199	415	89.5	204.3	121	236	53.0	114.9
West	162	252	120.8	141.6	111	186	83.8	111.0

	848	1,576	$426.2	$871.5	582	929	$298.3	$496.5

Contract Cancellation Rates
(as a percentage of gross contracts signed):

	Six Months Ended April 30,				Three Months Ended April 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	Units	Units	Value	Value	Units	Units	Value	Value

North	39.5%	31.6%	61.9%	36.6%	31.5%	41.2%	52.1%	53.2%
Mid-Atlantic	17.9%	14.1%	24.0%	16.9%	11.3%	12.8%	15.3%	15.5%
South	26.0%	23.7%	31.0%	24.7%	22.9%	21.9%	28.4%	20.1%
West	26.4%	42.5%	25.8%	56.4%	23.4%	29.8%	22.7%	42.8%
Total	27.3%	26.4%	35.6%	33.1%	21.7%	24.9%	28.7%	32.0%

Backlog at April 30 :

	2009	2008	2009	2008
	Units	Units	(In millions)	(In millions)

North	623	1,175	$344.2	$818.8
Mid-Atlantic	450	810	278.7	547.9
South	314	635	165.7	352.6
West	194	415	155.7	362.7
Less revenue recognized on units remaining in backlog(b)				(4.9)

	1,581	3,035	$944.3	$2,077.1

(a)	Excludes deliveries from projects accounted for using the percentage of completion accounting method.

Information regarding these deliveries in the six months and three months ended April 30, 2009 and 2008 is as follows:

Percentage of Completion Deliveries

	As of April 30
	Six months		Three months
	2008	2008	2008	2008
	Units	(In millions)	Units	(In millions)

North	58	$34.6	13	$7.3
South	13	37.8	10	30.1

	71	$72.4	23	$37.4

(b)	Amounts represent revenues recognized on projects accounted for using the percentage of completion accounting method. Based upon the current accounting rules and interpretations, we do not believe that any of our current or future communities qualify for percentage of completion accounting.

Sales Incentives:

The value of sales incentives provided to home buyers on homes closed during the six-month and three-month periods ended April 30, 2009 and 2008 and their percentage of gross revenues is as follows:

	Six Months Ended April 30,
			% of Gross Revenues
	2009	2008	2009	2008
	(In millions)	(In millions)

North	$16.5	$15.5	5.5%	3.4%
Mid-Atlantic	40.4	47.7	14.7%	9.5%
South	17.0	38.7	11.6%	11.8%
West	33.6	61.7	17.3%	12.1%

	$107.5	$163.6	11.7%	9.1%

	Three Months Ended April 30,
			% of Gross Revenues
	2009	2008	2009	2008
	(In millions)	(In millions)

North	$9.4	$8.9	6.3%	3.7%
Mid-Atlantic	19.5	24.4	15.7%	10.7%
South	10.1	20.0	12.1%	12.2%
West	17.5	39.3	17.9%	15.2%

	$56.5	$92.6	12.4%	10.2%

Revenues and (Loss) Income Before Taxes:

The following table summarizes by geographic segments total revenues and (loss) income before income taxes for each of the six-month and three-month periods ended April 30, 2009 and 2008 (amounts in millions):

	Six Months Ended April 30,		Three Months Ended April 30,
	2009	2008	2009	2008

Revenue:
North(a)(b)	$283.0	$466.0	$139.8	$239.2
Mid-Atlantic	234.8	453.9	104.3	203.6
South(c)(d)	128.9	294.0	73.7	155.2
West	160.7	446.4	80.5	220.0

Total	$807.4	$1,660.3	$398.3	$818.0

(Loss) income before income taxes:
North	$(26.3)	$30.3	$0.9	$25.5
Mid-Atlantic	(17.6)	(12.2)	(13.3)	(27.4)
South	(32.1)	(167.0)	(5.7)	(55.3)
West	(146.4)	(101.6)	(73.8)	(71.2)
Corporate and other	(56.1)	(55.5)	(30.0)	(25.6)

Total	$(278.5)	$(306.0)	$(121.9)	$(154.0)

(a)	Includes percentage of completion revenues of $29.2 million in the six months ended April 30, 2008.

(b)	Includes percentage of completion revenues of $6.9 million in the three months ended April 30, 2008.

(c)	Includes percentage of completion revenues of $4.3 million in the six months ended April 30, 2008.

(d)	Includes percentage of completion revenues of $10.8 million in the three months ended April 30, 2008.

North

Revenues in the six months and three months ended April 30, 2009 were lower than those for the comparable periods of 2008 by $183.0 million and $99.5 million, or 39% and 42%, respectively. The decrease in revenues for the six months ended April 30, 2009, as compared to the six months ended April 30, 2008, was attributable to a 27% decrease in the number of homes delivered, an 11% decrease in the average price of homes delivered and a decrease of $29.2 million in percentage of completion revenues. The decrease in revenues for the three-month period ended April 30, 2009, as compared to the three-month period ended April 30, 2008, was attributable to a 32% decrease in the number of homes delivered, a 12% decrease in the average price of homes delivered and a decrease of $6.9 million in percentage of completion revenues. The decreases in the number of homes delivered in the fiscal 2009 periods, as compared to the fiscal 2008 periods, were primarily due to lower backlog at October 31, 2008, as compared to October 31, 2007. The decline in backlog at October 31, 2008, as compared to October 31, 2007, was due primarily to a 50% decrease in the number of new contracts signed in fiscal 2008 over fiscal 2007. The decreases in the average price of homes delivered in the six months and three months ended April 30, 2009, as compared to the fiscal 2008 periods, were primarily due to a shift in the number of settlements to less expensive products and/or locations and higher sales incentives given on the homes delivered in the fiscal 2009 periods, as compared to the fiscal 2008 periods.

The value of net new contracts signed in the six months ended April 30, 2009 was $64.7 million, a 68% decline from the $200.5 million of net new contracts signed in the six months ended April 30, 2008. The number of net new contracts signed and the average value of each net new contract decreased 43% and 44%, respectively. The value of net new contracts signed in the three months ended April 30, 2009 was $50.0 million, a 34% decline from the $76.0 million of net new contracts signed during the three months ended April 30, 2008. The decrease in the value of net new contracts signed in the three months ended April 30, 2009, as compared to the fiscal 2008 period was primarily due to a decrease of 13% in the number of net new contracts signed and a decrease of 24% in the average value of each net new contract. The declines in the number of net new contracts signed in the fiscal 2009 periods were primarily due to the continued slowdown in the housing market. The decreases in average sales price of net new contracts signed were primarily attributable to a shift in the number of contracts signed to less expensive areas and/or products in the fiscal 2009 periods, as compared to the fiscal 2008 periods, a higher average sales price on contacts cancelled in the fiscal 2009 periods, as compared to the fiscal 2008 periods, and higher sales incentives given to homebuyers in the fiscal 2009 periods, as compared to the fiscal 2008 periods.

We reported a $26.3 million loss before income taxes in the six-month period ended April 30, 2009, as compared to income before income taxes of $29.2 million in the six-month period ended April 30, 2008. This decrease was primarily due to a decline in revenues and higher cost of revenues as a percentage of revenues in the fiscal 2009 period, as compared to the fiscal 2008 period, and a $5.0 million loss from unconsolidated entities in the six months ended April 30, 2009, as compared to $5.8 of income in the six months ended April 30, 2008, partially offset by lower selling, general and administrative expenses in the six months ended April 30, 2009. Cost of revenues before interest as a percentage of revenues was 95.1% in the six months ended April 30, 2009, as compared to 85.7% in the six months ended April 30, 2008. The higher cost of revenues was primarily the result of higher impairment charges as a percentage of revenues in the fiscal 2009 period, as compared to the fiscal 2008 period, increased sales incentives given to home buyers on the homes delivered and a shift in product mix of homes delivered to lower margin product or areas. As a percentage of revenues, higher sales incentives increased cost of revenues approximately 1.8% in the six months ended April 30, 2009, as compared to the fiscal 2008 period. We recognized inventory impairment charges of $51.5 million and $63.8 million in the six months ended April 30, 2009 and 2008, respectively. The loss from unconsolidated entities includes a $6.0 million impairment charge in the fiscal 2009 period related to one of these unconsolidated entities.

For three months ended April 30, 2009 and 2008, we reported income before income taxes of $0.9 million and $25.5 million, respectively. The decrease in income was the result of lower revenues and higher cost of revenues as a percentage of revenues in the three-month period ended April 30, 2009, as compared to the three-month period ended April 30, 2008, offset, in part, by lower selling, general and administrative expenses in the three-month period ended April 30, 2009. Cost of revenues before interest as a percentage of revenues was 88.7% and 81.7% for the three months ended April 30, 2009 and 2008, respectively. The higher cost of revenues was primarily the result of increased sales incentives given to home buyers on the homes delivered, a shift in product mix of homes delivered to lower margin product or areas and higher overhead costs per home due to the decreased construction activity. As a percentage of revenues, higher sales incentives increased cost of revenues approximately 2.3% in the three months ended April 30, 2009, as compared to the fiscal 2008 period. We recognized inventory impairment charges of $14.7 million three months ended April 30, 2009, as compared to $26.0 million in the fiscal 2008 period.

Mid-Atlantic

Revenues for the six months ended April 30, 2009 were lower than those for the six months ended April 30, 2008 by $219.1 million, or 48%. The decrease in revenues was attributable to a 45% decrease in the number of homes delivered and a 6% decrease in the average sales price of the homes delivered. For the three months ended April 30, 2009, revenues were lower than those for the fiscal 2008 period by $99.3 million, or 49%, primarily due to a 46% decrease in the number of homes delivered and a 6% decrease in the average sales price of the homes delivered. The decreases in the number of homes delivered were primarily due to lower backlog at October 31, 2008, as compared to October 31, 2007. The decrease in the backlog of homes was primarily the result of a 32% decrease in the number of net new contracts signed in fiscal 2008 over fiscal 2007 due to weak demand. The decreases in the average price of the homes delivered in the fiscal 2009 periods, as compared to the fiscal 2008 periods, were primarily related to higher sales incentives given on the homes delivered in the fiscal 2009 periods, as compared to the fiscal 2008 periods.

The value of net new contracts signed during the six-month and three-month periods ended April 30, 2009 decreased by $173.9 million and $83.0 million, or 53% and 43%, respectively, from the six-month and three-month periods ended April 30, 2008. The declines in the six-month and three-month periods of fiscal 2009, as compared to the fiscal 2008 periods, were due to 49% and 39% decreases in the number of net new contacts signed, respectively, and 10% and 6% decreases in the average value of each net new contract, respectively. The declines in the number of net new contracts signed in the fiscal 2009 periods, as compared to the fiscal 2008 periods, were due primarily to continued weak demand in the housing market. The decreases in the average value of each net new contract were primarily due to higher sales incentives in the fiscal 2009 periods, as compared to the fiscal 2008 periods, and a shift in the number of contracts signed to less expensive areas and/or products in the fiscal 2009 periods, as compared to the fiscal 2008 periods.

We reported a loss before income taxes for the six-month and three-month periods ended April 30, 2009 of $17.6 million and $13.3 million, respectively, as compared to a loss before income taxes for the fiscal 2008 periods of $12.2 million and $27.4 million, respectively. The increase in the loss before income taxes for the six-month period ended April 30, 2009, as compared to the six-month period ended April 30, 2008, was due to higher cost of revenues as a percentage of revenues, offset, in part, by lower selling, general and administrative expenses in the fiscal 2009 period, as compared to the fiscal 2008 period. The higher cost of revenues was primarily the result of increased sales incentives given to home buyers on the homes delivered, partially offset by lower impairment charges recognized in the six-month period ended April 30, 2009, as compared to the six-month period ended April 30, 2008. The higher sales incentives in the fiscal 2009 period increased cost of revenues as a percentage of revenue by approximately 4.5%. We recognized inventory impairment charges of $36.3 million and $79.4 million for the six months ended April 30, 2009 and 2008, respectively.

The decrease in the loss before income taxes for the three months ended April 30, 2009, as compared to the three-month period ended April 30, 2008, was due to lower cost of revenues as a percentage of revenues and lower selling, general and administrative expenses, in the fiscal 2009 period, as compared to the fiscal 2008 period. For the three months ended April 30, 2009 and 2008, cost of revenues before interest as a percentage of revenues was 98.5% and 102.8%, respectively. The decrease in the fiscal 2009 percentage was primarily the result of lower inventory impairment charges recognized, offset, in part, by increased sales incentives given to home buyers on homes delivered. We recognized inventory impairment charges of $20.0 million and $56.6 million in the three-month periods ended April 30, 2009 and 2008, respectively. The higher sales incentives in the fiscal 2009 period increased cost of revenues as a percentage of revenue by approximately 4.5%.

South

Revenues in the six months and three months ended April 30, 2009 were lower than those for the comparable periods of fiscal 2008 by $165.1 million and $81.5 million, or 56% and 53%, respectively. The decrease in revenues for the six months ended April 30, 2009, as compared to the six months ended April 30, 2008, was attributable to a 58% decrease in the number of homes delivered and a decrease of $4.3 million in percentage of completion revenues, offset, in part, by a 7% increase in the average price of homes delivered. The decrease in revenues for the three-month period ended April 30, 2009, as compared to the three-month period ended April 30, 2008, was attributable to a 55% decrease in the number of homes delivered and a decrease of $10.8 million in percentage of completion revenues, partially offset by, a 12% increase in the average price of homes delivered. The decreases in the number of homes delivered in the fiscal 2009 periods, as compared to the fiscal 2008 periods, were primarily due to lower backlog at October 31, 2008, as compared to October 31, 2007. The decline in backlog at October 31, 2008, as compared to October 31, 2007, was due primarily to a 21% decrease in the number of new contracts signed in fiscal 2008 over fiscal 2007. The increases in the average price of homes delivered were primarily attributable to a shift in Florida in the number of home delivered to more expensive areas and/or products in the fiscal 2009 periods, as compared to the fiscal 2008 periods. Excluding Florida, the average price of homes delivered in the geographic segment decreased by 4% in the fiscal 2009 periods, as compared to the fiscal 2008 periods, primarily due to higher sales incentives given on the homes delivered in the fiscal 2009 periods.

For the six months ended April 30, 2009, the value of net new contracts signed was lower than the six months ended April 30, 2008 by $114.8 million, or 56%. The decline was due to a 52% decrease in the number of net new contracts signed and a 9% decrease in the average value of each contract. For the three months ended April 30, 2009, the value of net new contacts signed decreased $61.9 million, or 54%, as compared to the fiscal 2008 period. The declines were attributable to a decease in the number of net new contracts signed and the average value of each net new contract of 49% and 10%, respectively. The decreases in the number of net new contracts signed were attributable to overall weak market conditions. The decreases in the average sales price of net new contracts signed were primarily due to a higher average sales price on contacts cancelled in the fiscal 2009 periods, as compared to the fiscal 2008 periods, and a shift in the number of contracts signed to less expensive areas and/or products in the fiscal 2009 periods, as compared to the fiscal 2008 periods.

We reported a loss before income taxes for the six months and three months ended April 30, 2009 of $32.1 million and $5.7 million, respectively, as compared to a loss before income taxes of $167.0 million and $55.3 million, respectively, for the fiscal 2008 periods. The declines in losses before income taxes in the fiscal 2009 periods were primarily due to a lower cost of revenues as a percentage of total revenues and lower selling, general and administrative expenses in the fiscal 2009 periods, as compared to the fiscal 2008 periods. Cost of revenues before interest as a percentage of revenues was 106.1% and 90.4% in the six month and three month periods ended April 30, 2009, respectively, as compared to 142.8% and 122.5%, respectively, in the comparable periods of fiscal 2008. The decreased percentages in the fiscal 2009 periods were primarily due to the reduction in the amount of inventory impairment charges recognized from $180.8 million and $64.6 million in the six-month and three-month periods ended April 30, 2008, respectively, to $33.2 million and $8.5 million in the fiscal 2009 periods, respectively.

West

Revenues in the six-month period ended April 30, 2009 were lower than those in the six-month period ended April 30, 2008 by $285.7 million, or 64%. The decrease in revenues was attributable to a 55% decrease in the number of homes delivered and a 21% decrease in the average sales price of the homes delivered. For the three months ended April 30, 2009, revenues were lower than those for the comparable period of fiscal 2008 by $139.5 million, or 63%, primarily due to a 57% decrease in the number of homes delivered and a 14% decrease in the average sales price of the homes delivered. The decreases in the number of homes delivered was primarily attributable to the lower number of homes in backlog at October 31, 2008, as compared to October 31, 2007, which was the result of the number of homes delivered in the fiscal 2008 periods exceeding the number of net new signed contracts in the fiscal 2008 periods. The decreases in the average price of homes delivered was primarily due to higher sales incentives and a shift in the number of settlements to less expensive products and/or locations in the fiscal 2009 periods, as compared to the fiscal 2008 periods.

The value of net new contracts signed during the six months and three months ended April 30, 2009 decreased by $20.8 million and $27.2 million, or 15% and 24%, respectively, from the six months and three months ended April 30, 2008. The decline in the six-month period of fiscal 2009, as compared to the six-month period of fiscal 2008, was due to a 36% decrease in the number of net new contacts signed, offset, in part, by a 33% increase in the average value of each net new contract. The decrease in the three-month period of fiscal 2009, as compared to the comparable period of fiscal 2008, was the result of a 40% decrease in the number of net new contacts signed, partially offset by a 27% increase in the average value of each net new contract. The decreases in the number of net new contracts signed was primarily due to depressed market conditions, offset, in part, by a decrease in the number of contacts cancelled in the fiscal 2009 periods as compared to the fiscal 2008 periods. The increases in the average value of each net new contract signed were attributable to decreases in the number and average value of contracts cancelled in the fiscal 2009 periods as compared to the fiscal 2008 periods. Excluding the impact of contract cancellations, the average value of each net new contract signed decreased 0.2% in the six months ended April 30, 2009 and increased 2% in the three months ended April 30, 2009, as compared to the comparable periods of fiscal 2008.

We reported losses before income taxes of $146.4 million and $73.8 million for the six-month and three-month period ended April 30, 2009, respectively, as compared to losses before income taxes of $101.4 million and $71.2 million, respectively, in the six-month and three-month periods ended April 30, 2008. The increased losses in the fiscal 2009 periods were attributable to lower revenues, higher cost of revenues in the fiscal 2009 periods, as compared to the fiscal 2008 periods, partially, offset by impairment charges of $112.8 million and $85.0 million in the six months and three months ended April 30, 2008, related to unconsolidated entities in which we have investments. For the six months and three months ended April 30, 2009, cost of revenues before interest as a percentage of revenues was 170.4% and 171.3%, respectively, as compared to 96.1% and 102.0%, in the comparable periods of fiscal 2008. The increases in the fiscal 2009 percentages were primarily the result of higher inventory impairment charges recognized and increased sales incentives given to home buyers on homes delivered. We recognized inventory impairment charges of $149.2 million and $76.5 million in the six-month and three-month periods ended April 30, 2009, respectively, as compared to $96.8 million and $55.9 million in the six-month and three-month periods ended April 30, 2008, respectively. The higher sales incentives in six month and three months ended April 30, 2009 increased cost of revenues as a percentage of revenue by approximately 4.4% and 2.0%, respectively. This geographic segment also benefited from the recognition of $42.0 million of income in the six months and three months ended April 30, 2008 attributable to net proceeds received by us from a condemnation award.

Other

Other loss before income taxes for the six months ended April 30, 2009 was $56.1 million, an increase of $0.6 million from the $55.5 million loss before income taxes reported for the six months ended April 30, 2008. This increase was primarily the result of a $9.5 million decline in interest income in the fiscal 2009 period, as compared to the fiscal 2008 period, a $4.2 million decline in income from ancillary businesses and management fee income in the fiscal 2009 period, as compared to the fiscal 2008 period, interest expense of $5.2 million in the fiscal 2009 period due to interest on homebuilding indebtedness exceeding the amount eligible for capitalization, and the recognition of a $2.1 million charge in connection with the redemption of $293.0 million of our senior subordinated notes that was announced in April 2009, partially offset by, lower unallocated general and administrative expenses of $18.7 million in the fiscal 2009 period, as compared to the fiscal 2008 period.

For the three months ended April 30, 2009 and 2008, other loss before income taxes was $30.0 million and $25.6 million, respectively. The increase was primarily due to a $5.2 million decline in interest income in the fiscal 2009 period, as compared to the fiscal 2008 period, a $1.7 million decline in income from ancillary businesses and management fee income in the fiscal 2009 period, as compared to the fiscal 2008 period, interest expense of $4.4 million in the fiscal 2009 period due to interest on homebuilding indebtedness exceeding the amount eligible for capitalization, and the recognition of a $2.1 million charge in connection with the redemption of $293.0 million of our senior subordinated notes that was announced in April 2009, offset, in part, by lower unallocated general and administrative expenses of $7.5 million in the fiscal 2009 period, as compared to the fiscal 2008 period.

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

The table below sets forth, at April 30, 2009, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):

	Fixed-Rate Debt		Variable-Rate Debt
		Weighted-Average		Weighted-Average
Fiscal Year of Maturity	Amount	Interest Rate	Amount	Interest Rate

2009(a)	$319,300	8.09%	$51,272	2.60%
2010	25,101	5.61%	107,267	1.16%
2011	17,266	7.01%	331,817	0.92%
2012	57,420	8.01%	150	0.75%
2013	550,575	6.46%	150	0.75%
Thereafter	1,001,968	6.59%	12,545	0.75%
Discount	(13,825)

Total	$1,957,805	6.83%	$503,201	1.14%

Fair value at April 30, 2009	$1,835,760		$503,201

(a)	On April 28, 2009, we called for redemption on May 28, 2009, $293.0 million of senior subordinated notes maturing in fiscal 2011. The senior subordinated notes that were redeemed in May 2009 are included in the 2009 maturities of fixed rate debt.

Based upon the amount of variable-rate debt outstanding at April 30, 2009, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $5.0 million per year.

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

There has not been any change in internal control over financial reporting during our quarter ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In January 2006, we received a request for information pursuant to Section 308 of the Clean Water Act from Region 3 of the U.S. Environmental Protection Agency (“EPA”) concerning storm water discharge practices in connection with our homebuilding projects in the states that comprise EPA Region 3. We provided information to the EPA pursuant to the request. The U.S. Department of Justice (“DOJ”) has now assumed responsibility for the oversight of this matter and has advised that we have violated regulatory requirements applicable to storm water discharges and that it may seek injunctive relief and/or civil penalties. We are now engaged in settlement discussions with representatives from the DOJ and the EPA.

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

On November 4, 2008, a shareholder derivative action was filed in the Chancery Court of Delaware against Robert I. Toll, Zvi Barzilay, Joel H. Rassman, Bruce E. Toll, Paul E. Shapiro, Robert S. Blank, Carl B. Marbach, and Richard J. Braemer. The plaintiff purports to bring his claims on behalf of Toll Brothers, Inc. and alleges that the director and officer defendants breached their fiduciary duties to us and our stockholders with respect to the stock sales alleged in the securities class action discussed above, by selling while in possession of material inside information about us. The plaintiff seeks contribution and indemnification from the individual director and officer defendants for any liability found against us in the securities class action suit. In addition, again purportedly on our behalf, the plaintiff seeks disgorgement of the defendants’ profits from their stock sales.

On March 4, 2009, a second shareholder derivative action was brought in federal district court in Philadelphia, PA. The case has been brought against the eleven current members of our board of directors. This complaint alleges breaches of fiduciary duty, waste of corporate assets, and unjust enrichment during the period from February 2005 to November 2006. The complaint further alleges that certain of the defendants sold our stock during this period while in possession of the allegedly non-public, material information about the role of speculative investors in our sales and plaintiff seeks disgorgement of profits from these sales. The complaint also asserts a claim for equitable indemnity for costs and expenses incurred by us in connection with defending the securities class action discussed above.

On April 1, 2009, a third shareholder derivative action was filed, also in federal court in Philadelphia, PA, against the current members of our board of directors and Joseph R. Sicree, our Chief Accounting Officer. This complaint is identical to the previous shareholder complaint filed in Philadelphia.

The Company’s Certificate of Incorporation and Bylaws provide for indemnification of its directors and officers. The Company has also entered into individual indemnification agreements with each of its directors and executive officers.

Other than as set forth above, there are no proceedings required to be disclosed pursuant to Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There has been no material change in our risk factors as previously disclosed in our Form 10-K for the fiscal year ended October 31, 2008 in response to Item 1A. to Part 1 of such Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2009, we repurchased the following shares of our common stock:

			Total Number	Maximum
	Total	Average	of Shares	Number of Shares
	Number of	Price	Purchased as Part of a	That May Yet be
	Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share	Plan or Program(a)	Plan or Program(a)
	(In thousands)		(In thousands)	(In thousands)

February 1, 2009 to February 28, 2009	14	$18.43	14	11,908
March 1, 2009 to March 31, 2009	13	$16.74	13	11,895
April 1, 2009 to April 30, 2009	7	$19.55	7	11,888

	34	$17.98	34

(a)	On March 26, 2003, we announced that our Board of Directors had authorized the repurchase of up to 20 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.

Except as set forth above, we have not repurchased any of our equity securities.

We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so. Rather, we will follow a policy of retaining earnings in order to finance future growth in our business and, from time to time, repurchase shares of our common stock.

The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our earnings, capital requirements, our operating and financial condition, and any contractual limitations then in effect. In this regard, our senior subordinated notes contain restrictions on the amount of dividends we may pay on our common stock. In addition, our Credit Facility requires us to maintain a minimum tangible net worth (as defined in the credit agreement), which restricts the amount of dividends we may pay. At April 30, 2009, under the most restrictive of these provisions, we could have paid up to approximately $842.8 million of cash dividends.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2009 Annual Meeting of Stockholders was held on March 11, 2009. There were 161,010,266 shares of our common stock eligible to vote at the meeting. The results of voting were as follows:

1. The election of four directors to hold office until the 2012 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

Nominee	For	Withheld

Robert S. Blank	134,695,578	7,694,033
Roger S. Hillas	134,983,203	7,406,408
Stephen A. Novick	137,227,243	5,162,368
Paul E. Shapiro	135,123,334	7,266,277

2. To ratify the re-appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2009 fiscal year.

For	139,359,627
Against	2,824,132
Abstain	205,852
Broker Non-Vote	0

3. To consider a stockholder proposal for the board of directors to take steps to declassify the board of directors.

For	78,578,398
Against	38,704,584
Abstain	202,546
Broker Non-Vote	24,904,085

4. To consider a stockholder proposal requesting the adoption of a policy that the Chairman of the Board be an independent director.

For	30,096,679
Against	87,226,078
Abstain	161,772
Broker Non-Vote	24,904,085

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

4	.1*	Seventeenth Supplemental Indenture, dated as of January 31, 2008, by and among the parties listed on Schedule A thereto, and The Bank of New York Trust Company, N.A. as successor Trustee, is filed herewith.
4.2		Indenture, dated as of April 20, 2009, among Toll Brothers Finance Corp., Toll Brothers, Inc. and the other guarantors named therein and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2009.
4.3		Authorizing Resolutions, dated as of April 20, 2009, relating to the $400,000,000 principal amount of 8.910% Senior Notes due 2017 of Toll Brothers Finance Corp. guaranteed on a Senior Basis by Toll Brothers, Inc. and certain of its subsidiaries, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2009.
4.4		Form of Global Note for the Registrant’s 8.910% Senior Notes due 2017, incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2009.
10.1		Form of Indemnification Agreement between the Registrant and the members of its Board of Directors, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2009.
31	.1*	Certification of Robert I. Toll pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Joel H. Rassman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Robert I. Toll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Joel H. Rassman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC.
(Registrant)

By:	Joel H. Rassman
Joel H. Rassman
Executive Vice President, Treasurer and Chief
Financial Officer (Principal Financial Officer)

Date: June 8, 2009

By:	Joseph R. Sicree
Joseph R. Sicree
Senior Vice President and Chief Accounting
Officer (Principal Accounting Officer)

Date: June 8, 2009