Form 10-Q
period 2009-07-31
TOLL BROTHERS INC
filed 2009-09-03
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
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

At August 31, 2009, there were approximately 161,315,000 shares of Common Stock, $.01 par value, outstanding.

TOLL BROTHERS, INC. AND SUBSIDIARIES

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements may include, but are not limited to: information related to anticipated operating results; financial resources; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; interest expense; inventory write-downs; effects of home buyer cancellations; growth and expansion; joint ventures in which we are involved; anticipated income to be realized from our investments in unconsolidated entities; the ability to acquire land; the ability to gain approvals and to open new communities; the ability to sell homes and properties; the ability to deliver homes from backlog; the ability to secure materials and subcontractors; the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities in the future; legal proceedings to which we are a party; potential exposure relating to construction defect, product liability and home warranty issues and the possible impact of any claims relating thereto; industry trends; and stock market valuations. From time to time, forward-looking statements also are included in our Form 10-K and other periodic reports on Forms 10-Q and 8-K, in press releases, in presentations, on our web site and in other materials released to the public.

Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. These risks and uncertainties include: local, regional, national and international economic conditions, including the current economic turmoil and uncertainties in the U.S. and global credit and financial markets; demand for homes; domestic and international political events; uncertainties created by terrorist attacks; effects of governmental regulation, including effects from the Emergency Economic Stabilization Act, the American Recovery and Reinvestment Act, and any pending or new stimulus legislation and programs; the competitive environment in which we operate; changes in consumer confidence; volatility and fluctuations in interest rates; unemployment rates; changes in home prices, foreclosure rates and sales activity in the markets where we build homes; the availability and cost of land for future growth; excess inventory and adverse market conditions that could result in substantial inventory write-downs or write-downs in the value of investments in unconsolidated entities; the ability to realize our deferred tax assets; the availability of capital; uncertainties, fluctuations and volatility in the capital and securities markets; liquidity in the credit markets; changes in tax laws and their interpretation; the outcome of various legal proceedings; the availability of adequate insurance at reasonable cost; the impact of construction defect, product liability and home warranty claims, including the adequacy of self-insurance accruals, the applicability and sufficiency of our insurance coverage, and the insurance coverage and ability to pay of other responsible parties relating to such claims; the ability of customers to obtain adequate and affordable financing for the purchase of homes; the ability of home buyers to sell their existing homes; the ability of the participants in various joint ventures to honor their commitments; the availability and cost of labor and building and construction materials; the cost of oil, gas and other raw materials; construction delays; and weather conditions.

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

Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. On August 27, 2009, we issued a press release and held a conference call to review the results of operations for the nine-month and three-month periods ended July 31, 2009 and to discuss the current state of our business. The information contained in this report is the same information given in the press release and on the conference call on August 27, 2009, and we are not reconfirming or updating that information in this Form 10-Q.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TOLL BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	July 31,	October 31,
	2009	2008
	(Unaudited)

ASSETS
Cash and cash equivalents	$1,657,567	$1,633,495
Inventory	3,475,433	4,127,475
Property, construction and office equipment, net	74,420	86,462
Receivables, prepaid expenses and other assets	83,201	113,762
Mortgage loans receivable	51,149	49,255
Customer deposits held in escrow	19,474	18,913
Investments in and advances to unconsolidated entities	144,555	151,771
Income tax refund receivable	61,626
Deferred tax assets	151,700	405,703

	$5,719,125	$6,586,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable	$515,534	$613,594
Senior notes	1,536,691	1,143,445
Senior subordinated notes	47,872	343,000
Mortgage company warehouse loan	33,290	37,867
Customer deposits	97,809	135,591
Accounts payable	85,773	134,843
Accrued expenses	626,267	738,596
Income taxes payable	157,850	202,247

Total liabilities	3,101,086	3,349,183

Minority interest	5,283	—
Stockholders’ equity:
Preferred stock, none issued
Common stock, 161,266 and 160,370 shares issued at July 31, 2009 and October 31, 2008, respectively	1,613	1,604
Additional paid-in capital	301,788	282,090
Retained earnings	2,309,264	2,953,655
Treasury stock, at cost — 8 and 1 shares at July 31, 2009 and October 31, 2008, respectively	(145)	(21)
Accumulated other comprehensive loss	236	325

Total stockholders’ equity	2,612,756	3,237,653

	$5,719,125	$6,586,836

See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Nine Months Ended
	July 31,		Three Months Ended July 31,
	2009	2008	2009	2008
	(Unaudited)

Revenues	$1,268,725	$2,457,037	$461,375	$796,711

Cost of revenues	1,445,288	2,449,401	511,548	738,926
Selling, general and administrative expenses	235,726	333,127	68,617	103,104

	1,681,014	2,782,528	580,165	842,030

Loss from operations	(412,289)	(325,491)	(118,790)	(45,319)
Other:
Loss from unconsolidated entities	(8,355)	(135,756)	(3,739)	(30,113)
Expenses related to early retirement of debt	(2,067)
Interest and other	32,982	100,486	11,265	20,637

Loss before income taxes	(389,729)	(360,761)	(111,264)	(54,795)
Income tax provision (benefit)	254,662	(141,772)	361,067	(25,500)

Net loss	$(644,391)	$(218,989)	$(472,331)	$(29,295)

Net loss per share:
Basic	$(4.00)	$(1.38)	$(2.93)	$(0.18)

Diluted	$(4.00)	$(1.38)	$(2.93)	$(0.18)

Weighted average number of shares:
Basic	161,026	158,398	161,245	158,761
Diluted	161,026	158,398	161,245	158,761

See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended July 31,
	2009	2008
	(Unaudited)

Cash flow from operating activities:
Net loss	(644,391)	$(218,989)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,353	21,062
Stock-based compensation	9,678	19,884
Excess tax benefits from stock-based compensation	(3,570)	(8,543)
Impairment of investments in unconsolidated entities	11,300	146,251
Income from unconsolidated entities	(2,945)	(10,495)
Distributions of earnings from unconsolidated entities	813	41,669
Deferred tax benefit	(189,677)	(215,891)
Deferred tax valuation allowances	443,680	22,638
Inventory impairments	379,928	526,729
Write-off of unamortized debt issuance costs	692
Changes in operating assets and liabilities:
Decrease in inventory	264,283	499,515
Origination of mortgage loans	(426,372)	(720,917)
Sale of mortgage loans	424,478	764,389
Decrease in contracts receivable		41,853
Increase in income tax refund receivable	(61,626)
Decrease in receivables, prepaid expenses and other assets	30,262	23,040
Decrease in customer deposits	(38,343)	(76,030)
Decrease in accounts payable and accrued expenses	(120,253)	(158,665)
Decrease in current income taxes payable	(39,319)	(36,638)

Net cash provided by operating activities	56,971	660,862

Cash flow from investing activities:
Purchase of property and equipment	(2,496)	(3,554)
Purchases of marketable securities		(1,468,440)
Sale of marketable securities		1,458,887
Investments in and advances to unconsolidated entities	(20,220)	(46,900)
Return of investments from unconsolidated entities	1,443	2,623

Net cash used in investing activities	(21,273)	(57,384)

Cash flow from financing activities:
Net proceeds from issuance of senior notes	389,400
Proceeds from loans payable	450,816	801,558
Redemption and repurchase of senior subordinated notes	(295,128)
Principal payments of loans payable	(565,168)	(823,127)
Proceeds from stock-based benefit plans	6,128	13,044
Excess tax benefits from stock-based compensation	3,570	8,543
Purchase of treasury stock	(1,244)	(1,476)
Change in minority interest		3

Net cash used in financing activities	(11,626)	(1,455)

Net increase in cash and cash equivalents	24,072	602,023
Cash and cash equivalents, beginning of period	1,633,495	900,337

Cash and cash equivalents, end of period	$1,657,567	$1,502,360

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2008 balance sheet amounts and disclosures included herein have been derived from the Company’s October 31, 2008 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, the Company suggests that they be read in conjunction with the consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended October 31, 2008. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of July 31, 2009, the results of its operations for the nine-month and three-month periods ended July 31, 2009 and 2008, and its cash flows for the nine-month periods ended July 31, 2009 and 2008. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

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

In accordance with SFAS 109, the Company assesses whether a valuation allowance should be established based on its determination of whether it is “more likely than not” that some or all of the deferred tax assets will not be realized. The Company’s assessment of the need for a valuation allowance on its deferred tax assets includes assessing the likely future tax consequences of events that have been recognized in its consolidated financial statements or tax returns. The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, on business plans and other expectations about future outcomes. Changes in existing tax laws or rates could affect actual tax results and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. The Company’s accounting for deferred tax assets represents its best estimate of future events using the guidance provided by SFAS 109.

Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods (carryforward period assumptions), it is reasonably possible that actual results could differ from the estimates used in the Company’s historical analyses. The Company’s assumptions require significant

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. If the Company’s results of operations are less than projected and there is insufficient objectively verifiable evidence to support the likely realization of its deferred tax assets, a valuation allowance would be required to reduce or eliminate its deferred tax assets.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The Company adopted SFAS 157 with respect to financial instruments effective for its fiscal year beginning November 1, 2008. See Note 10, “Fair Value Disclosures” for information concerning the adoption of SFAS 157. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 (“FSP 157-2”) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 applies to, but is not limited to, long-lived assets (asset groups) measured at fair value for an impairment assessment (i.e., inventory impairment assessments). FSP 157-2 defers the effective date for nonfinancial assets and nonfinancial liabilities of SFAS 157 for the Company to November 1, 2009. The Company is currently evaluating the impact, if any, of SFAS 157 related to nonfinancial assets and nonfinancial liabilities on the Company’s consolidated financial position, results of operations and cash flows.

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

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under this FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. This FSP is effective for the Company’s fiscal year beginning November 1, 2009 and requires retrospective application. The adoption of this FSP it is not expected to have a material impact on the Company’s reported earnings per share.

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments during interim reporting periods. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009. The Company has included the required disclosures into this Quarterly Report on Form 10-Q for the quarter ended July 31, 2009. The adoption of FSP 107-1 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 provides guidance regarding general standards of accounting for, and disclosures of, events that occur after the date of the balance sheet, but before financial statements are issued or are available to be issued. SFAS 165 sets forth: (i) the period after the date of the balance sheet during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the date of the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the date of the balance sheet. SFAS 165 is effective for interim periods ending after June 15, 2009. The Company has evaluated subsequent events occurring after July 31, 2009 through the time of filing this Form 10-Q and has made appropriate disclosures pursuant to SFAS 165.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. SFAS 166 will be effective for the Company’s fiscal year beginning November 1, 2010. The Company is currently assessing the impact, if any, of SFAS 166 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 eliminates FASB Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009. Earlier application is prohibited. SFAS 167 will be effective for the Company’s fiscal year beginning November 1, 2010. The Company is currently assessing the impact, if any, of SFAS 167 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”) as the single source of authoritative nongovernmental U.S. GAAP. SFAS 168 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in SFAS 168 will be considered nonauthoritative. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. SFAS 168 is effective for the Company’s fiscal 2009 annual reporting period and will not have an impact on the Company’s financial condition or results of operations. The Company is currently evaluating the impact to its financial reporting process of providing SFAS 168 references in its public filings.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassification

The Company has determined that the amount of recent land sales revenues and costs is immaterial to its statements of operations and, effective November 1, 2008, included the net amount of income realized from these sales in “Other: Interest and other” on the Company’s Condensed Consolidated Statements of Operations included in this Form 10-Q. In order to conform the Company’s Condensed Consolidated Statement of Operations for the nine-month and three-month periods ended July 31, 2008 to the presentation for the nine-month and three-month periods ended July 31, 2009, income realized from land sales for the fiscal 2008 periods was reclassified to “Other: Interest and other” on the Company’s Condensed Consolidated Statement of Operations included in this Form 10-Q. The following amounts have been reclassified from the fiscal 2008 presentation (amounts in thousands):

	Nine Months Ended	Three Months Ended
	July 31, 2008	July 31, 2008

Sales	$2,275	$959
Cost of revenues — land sales	1,910	816
Cost of revenues — interest on land sales	128	88

Reclassified to other: Interest and other	$237	$55

The presentation of certain other prior period amounts have been reclassified to conform to the fiscal 2009 presentation.

2.	Inventory

Inventory at July 31, 2009 and October 31, 2008 consisted of the following (amounts in thousands):

	July 31,	October 31,
	2009	2008

Land controlled for future communities	$53,029	$69,124
Land owned for future communities	755,819	819,005
Operating communities	2,666,585	3,239,346

	$3,475,433	$4,127,475

Included in operating communities is: the cost of homes under construction, land and land development costs, the carrying cost of home sites in current and future phases of these communities and the carrying cost of model homes.

The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable in the nine-month and three-month periods ended July 31, 2009 and 2008 as shown in the table below (amounts in thousands).

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2009	2008	2009	2008

Land controlled for future communities	$24,364	$89,374	$14,272	$9,660
Land owned for future communities	133,033	122,100	48,583	36,400
Operating communities	222,531	315,255	46,821	59,930

	$379,928	$526,729	$109,676	$105,990

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating communities include communities offering homes for sale, communities that have sold all available homesites but have not completed delivery of the homes, communities that were previously offering homes for sale but are temporarily closed due to business conditions or non-availability of improved homesites, and communities preparing to open for sale. The Company reviews the profitability of each of its operating communities during each fiscal quarter. For those communities operating below certain profitability thresholds, or where other negative factors, such as a decline in market or economic conditions in the market where the community is located, or high cancellation rates and a significant increase in speculative inventory in the community or in the market in general exist, the Company determines the estimated fair value of those communities and whether the estimated fair value exceeds their carrying value. The table below provides, for the periods indicated, the number of operating communities that the Company tested for potential impairment, the number of operating communities in which the Company recognized impairment charges, and the amount of impairment charges recognized, and, as of the end of the period indicated, the fair value of those communities, net of impairment charges ($ amounts in millions).

		Impaired Communities
			Fair Value of
			Communities
	Number of		Net of
	Communities	Number of	Impairment	Impairment
	Tested	Communities	Charges	Charges

Three months ended:
Fiscal 2009:
January 31	289	40	$216.2	$108.3
April 30	288	36	$181.8	67.4
July 31	288	14	$67.7	46.8

				$222.5

Fiscal 2008:
January 31	211	36	$328.2	$134.3
April 30	297	39	$272.2	121.0
July 31	296	18	$144.5	59.9

				$315.2

At July 31, 2009, the Company evaluated its land purchase contracts to determine if any of the selling entities were variable interest entities (“VIEs”) and, if they were, whether the Company was the primary beneficiary of any of them. Under these land purchase contracts, the Company does not possess legal title to the land and its risk is generally limited to deposits paid to the sellers; the creditors of the sellers generally have no recourse against the Company. At July 31, 2009, the Company had determined that it was the primary beneficiary of one VIE related to a land purchase contract and had recorded $11.7 million of inventory and $6.4 million of accrued expenses. In addition, the Company had determined that it was not the primary beneficiary of 15 VIEs related to land purchase contracts with an aggregate purchase price of $148.8 million, on which it had made aggregate deposits totaling $6.7 million.

The Company capitalizes certain interest costs to qualified inventory during the development and construction period of its communities in accordance with SFAS No. 34, “Capitalization of Interest Costs” (“SFAS 34”). Capitalized interest is charged to cost of revenues when the related inventory is delivered. Interest incurred on homebuilding indebtedness in excess of qualified inventory, as defined in SFAS 34, is charged to selling, general and administrative expense in the period incurred. In the six-month and three-month periods ended April 30, 2009, the Company expensed interest of $5.2 million and $4.4 million, respectively, directly to SG&A. During the three-month period ended July 31, 2009, the Company reviewed the methodology it applied in identifying qualified inventory used in the calculation of capitalized interest, and determined that the amount of qualified inventory was

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

higher than the Company had previously identified and that a portion of the interest previously expensed directly to SG&A in the six-month and three-month periods ended April 30, 2009 should have been capitalized. As a result of this review, the Company reversed and capitalized $4.6 million of previously expensed interest, thereby reducing SG&A by $4.6 million in the three-month period ended July 31, 2009; however, due to the decline in qualified inventory during the three-month period ended July 31, 2009, interest incurred on homebuilding indebtedness exceeded amounts required to be capitalized in the three-month period by $1.2 million. This excess interest was charged to SG&A in the period. Prior to November 1, 2008, qualified inventory exceeded homebuilding indebtedness and all interest incurred was capitalized. Interest incurred, capitalized and expensed for the nine-month and three-month periods ended July 31, 2009 and 2008, was as follows (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2009	2008	2009	2008

Interest capitalized, beginning of period	$238,832	$215,571	$258,031	$235,094
Interest incurred	87,527	93,205	31,236	29,524
Interest expensed to cost of revenues	(55,138)	(67,166)	(23,403)	(23,082)
Interest expensed to selling, general and administrative expense	(1,792)		3,453
Write-off against other income	(1,729)	(174)	(1,617)	(100)

Interest capitalized, end of period	$267,700	$241,436	$267,700	$241,436

Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. The amounts included in the table directly above reflect the gross amount of capitalized interest without allocation of any impairment charges recognized. The Company estimates that, had inventory impairment charges been allocated on a pro rata basis to the individual components of inventory, capitalized interest at July 31, 2009 and 2008 would have been reduced by approximately $60.5 million and $42.8 million, respectively.

3.	Investments in and Advances to Unconsolidated Entities

Development Joint Ventures

The Company has investments in, and advances to, a number of joint ventures with unrelated parties to develop land (“Development Joint Ventures”). Some of these Development Joint Ventures develop land for the sole use of the venture participants, including the Company, and others develop land for sale to the joint venture participants and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites by Development Joint Ventures to other builders. With regard to home sites the Company purchases from the Development Joint Ventures, the Company reduces its cost basis in those home sites by its share of the earnings on the home sites. At July 31, 2009, the Company had approximately $58.5 million, net of impairment charges, invested in or advanced to Development Joint Ventures. The Company has a funding commitment of $3.5 million to one Development Joint Venture, should an additional investment in that venture be required.

At July 31, 2009, the Development Joint Ventures had aggregate loan commitments of $1.07 billion and had approximately $1.07 billion borrowed against these commitments. With respect to loans obtained by some of the Development Joint Ventures, the Company executed completion guarantees and conditional repayment guarantees. The obligations under such completion guarantees and conditional repayment guarantees are several and not joint, and are limited to the Company’s pro-rata share of the loan obligations of each such respective Development Joint Venture. At July 31, 2009, the maximum liability, if any, under such completion guarantees and conditional repayment guarantees (net of amounts that the Company has accrued) is estimated to be approximately $50.3 million.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of July 31, 2009, the Company had recognized cumulative impairment charges in connection with its current Development Joint Ventures of $178.9 million. Some of these impairment charges are attributable to investments in a certain Development Joint Venture that the Company did not believe were fully recoverable. The Company recognized impairment charges in connection with its Development Joint Ventures of $5.3 million in the nine-month and three-month periods ended July 31, 2009, and $141.3 million and $28.4 million of impairment charges in the nine-month and three-month periods ended July 31, 2008, respectively.

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

Planned Community Joint Venture

The Company is a participant in a joint venture with an unrelated party to develop a single master planned community (the “Planned Community Joint Venture”). The Company and the other participant each contributed assets with an agreed-upon fair value of $48.0 million, including $3.0 million of cash. At July 31, 2009, each participant had agreed to contribute additional funds up to $12.4 million if required. If a participant fails to make a required capital contribution, the other participant may make the additional contribution and diminish the non-contributing participant’s ownership interest. At July 31, 2009, the Company had an investment of $49.2 million in this Planned Community Joint Venture.

Condominium Joint Ventures

At July 31, 2009, the Company had $24.0 million of investments in four joint ventures with unrelated parties to develop luxury condominium projects, including for-sale residential units and commercial space (“Condominium Joint Ventures”). At July 31, 2009, the Condominium Joint Ventures had aggregate loan commitments of $320.8 million, against which approximately $241.4 million had been borrowed. At July 31, 2009, the Company had guaranteed $13.0 million of the loans and other liabilities of these Condominium Joint Ventures.

One of these Condominium Joint Ventures is developing a condominium project in two phases. Construction of the first phase has been substantially completed and deliveries commenced in May 2008; the Company has the right to withdraw from phase two of the project upon the payment of a $30 million termination fee to its partner. As of July 31, 2009, the Company had recognized cumulative impairment charges against its investments in the Condominium Joint Ventures, and its pro-rata share of impairment charges recognized by these Condominium Joint Ventures, in the aggregate amount of $63.9 million. At July 31, 2009, the Company did not have any commitments to make contributions to any Condominium Joint Venture in excess of those that the Company already has accrued.

Trust and Trust II

In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust II (“Trust II”) to be in a position to take advantage of commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by an affiliate of PASERS. At July 31, 2009, the Company had an investment of $11.9 million in Trust II. In addition, the Company and PASERS each

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entered into subscription agreements which expire in September 2009, whereby each agreed to invest additional capital in an amount not to exceed $11.1 million if required by Trust II.

Prior to the formation of Trust II, the Company used Toll Brothers Realty Trust (the “Trust”) to invest in commercial real estate opportunities. The Trust is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Zvi Barzilay (and members of his family), Joel H. Rassman and other members of the Company’s current and former senior management; and one-third by an affiliate of PASERS (collectively, the “Shareholders”). At July 31, 2009, the Company’s investment in the Trust was $0.9 million. The Company provides development, finance and management services to the Trust and recognized fees under the terms of various agreements in the amount of $1.6 million in each of the nine-month periods ended July 31, 2009 and 2008, and $0.5 million in each of the three-month periods ended July 31, 2009 and 2008. The Company believes that the transactions between itself and the Trust were on terms no less favorable than it would have agreed to with unrelated parties.

General

At July 31, 2009, the Company had $112.6 million accrued for its commitments to Development Joint Ventures, the Planned Community Joint Venture, Condominium Joint Ventures, Trust II and the Trust. The Company’s investments in these entities are accounted for using the equity method. Impairment charges related to these entities are included in “Loss from unconsolidated entities” in the Company’s Condensed Consolidated Statements of Operations.

4.	Accrued Expenses

Accrued expenses at July 31, 2009 and October 31, 2008 consisted of the following (amounts in thousands):

	July 31,	October 31,
	2009	2008

Land, land development and construction	$136,045	$184,017
Compensation and employee benefits	77,745	93,529
Insurance and litigation	159,099	158,307
Commitments to unconsolidated entities	112,590	128,227
Warranty	53,437	57,292
Interest	36,064	38,624
Other	51,287	78,600

	$626,267	$738,596

The Company accrues for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Costs are accrued based upon historical experience. Changes in the warranty accrual for the nine-month and three-month periods ended July 31, 2009 and 2008 were as follows (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2009	2008	2009	2008

Balance, beginning of period	$57,292	$59,249	$54,463	$60,816
Additions — homes closed during the period	7,450	18,039	2,882	6,719
Additions — adjustments to accruals for homes closed in prior periods	988	2,184	699	474
Charges incurred	(12,293)	(17,331)	(4,607)	(5,868)

Balance, end of period	$53,437	$62,141	$53,437	$62,141

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Senior Notes, Senior Subordinated Notes and Mortgage Warehouse Line

On April 13, 2009, the Company, through Toll Brothers Finance Corp., its wholly-owned subsidiary, issued $400 million of 8.91% Senior Notes due 2017 (the “8.91% Senior Notes”). The Company received $389.4 million of net proceeds from the issuance of the 8.91% Senior Notes. The 8.91% Senior Notes are the unsecured obligations of Toll Brothers Finance Corp. The payment of principal and interest on the 8.91% Senior Notes is fully and unconditionally guaranteed, jointly and severally, by the Company and a majority of its homebuilding subsidiaries (together with Toll Brothers Finance Corp., the “8.91% Senior Note Parties”). The 8.91% Senior Notes rank equally in right of payment with all the 8.91% Senior Note Parties’ existing and future unsecured senior indebtedness, including the Company’s bank revolving credit facility. The 8.91% Senior Notes are structurally subordinated to the prior claims of creditors, including trade creditors, of the subsidiaries of the Company that are not guarantors of the 8.91% Senior Notes. The 8.91% Senior Notes are redeemable in whole or in part at any time at the option of the Company, at prices that vary based upon the then-current rates of interest and the remaining original term of the 8.91% Senior Notes.

During the three months ended July 31, 2009, the Company redeemed all of the remaining $193.0 million outstanding principal amount of its Toll Corp. 8 1/4% Senior Subordinated Notes due February 2011 at a cash redemption price of 100.0% of the principal amount plus accrued and unpaid interest, and $100.0 million outstanding principal amount of its Toll Corp. 8.25% Senior Subordinated Notes due December 2011 at a cash redemption price of 101.375% of the principal amount plus accrued and unpaid interest. In addition, during the three months ended July 31, 2009, the Company purchased an additional $2.1 million of its Toll Corp. 8.25% Senior Subordinated Notes due December 2011 through open-market purchases. At July 31, 2009, $47.9 million of the 8.25% Senior Subordinated Notes due December 2011, were outstanding. In the nine-month period ended July 31, 2009 and three-month period ended April 30, 2009, the Company recognized a charge of $2.1 million representing the write-off of unamortized debt issuance costs associated with both series of notes and the call premium on the 8.25% Senior Subordinated Notes due December 2011.

On August 13, 2009, TBI Mortgage Company (“TBI Mortgage”), the Company’s wholly-owned mortgage subsidiary, entered into a Master Repurchase Agreement with Comerica Bank, as agent and representative of itself as a buyer and the other buyers named therein (the “Repurchase Agreement”). The Repurchase Agreement replaced TBI Mortgage’s warehouse credit facility which was set to expire on August 13, 2009. The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by TBI Mortgage and is accounted for as a secured borrowing under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The Repurchase Agreement provides for loan purchases up to $75 million, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $100 million. The Repurchase Agreement expires on July 29, 2010.

At July 31, 2009, the aggregate estimated fair value of the Company’s $515.5 million of loans payable, based upon the interest rates that the Company believes were available to it for loans with similar terms and remaining maturities, was approximately $513.3 million. At July 31, 2009, the aggregate estimated fair value of the Company’s $1.58 billion of senior notes and senior subordinated notes, based upon their indicated market prices, was approximately $1.56 billion. The Company believes that the carrying value of its $33.3 million mortgage warehouse loan outstanding at July 31, 2009 approximates its fair value.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Income Taxes

A reconciliation of the Company’s effective tax rate from the federal statutory rate for the nine-month and three-month periods ended July 31, 2009 and 2008 is as follows ($ amounts in thousands):

	Nine Months Ended July 31,				Three Months Ended July 31,
	2009		2008		2009		2008
	$	%	$	%	$	%	$	%

Federal tax benefit at statutory rate	(136,405)	(35.0)	(126,266)	(35.0)	(38,942)	(35.0)	(19,178)	(35.0)
State taxes net of federal benefit	(11,400)	(2.9)	(20,284)	(5.6)	(3,978)	(3.6)	(3,739)	(6.8)
Reversal of tax provisions due to expiration of statutes and settlements	(59,150)	(15.2)	(9,100)	(2.5)	(44,150)	(39.7)	(9,100)	(16.6)
Accrued interest on anticipated tax assessments	6,828	1.8	6,090	1.7	(29)		2,030	3.7
Valuation allowance — federal	416,760	106.9			416,760	374.6
Valuation allowance — state	26,920	6.9	13,000	3.6	22,638	20.3	4,550	8.3
Non-taxable income			(3,729)	(1.0)			(535)	(1.0)
Tax credits			(1,575)	(0.5)
Other	11,109	2.8	92		8,768	7.9	472	0.9

Tax provision (benefit)	254,662	65.3	(141,772)	(39.3)	361,067	324.5	(25,500)	(46.5)

A reconciliation of the change in the gross unrecognized tax benefits for the nine-month and three-month periods ended July 31, 2009 and 2008 is as follows (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2009	2008	2009	2008

Balance, beginning of period	$320,679	$364,300	$297,216	$329,638
Increase in benefit as a result of tax positions taken in prior years	11,000	15,314		11,814
Increase in benefit as a result of tax positions taken in current year	6,000	15,391	2,000
Decrease in benefit as a result of settlements	(138,329)	(82,293)	(124,866)	(28,740)
Decrease in benefit as a result of lapse of statute of limitation	(41,500)		(16,500)

Balance, end of period	$157,850	$312,712	$157,850	$312,712

During the nine-month period ended July 31, 2009, the Company reached final settlement of its federal tax returns for fiscal years through 2006, State of California tax returns for fiscal years through 2006, and State of New Jersey and State of Arizona tax returns for fiscal years through 2007. The final settlement with the State of New Jersey and State of Arizona for fiscal years through 2007 occurred during the three-month period ended July 31, 2009. The federal and state settlements resulted in a reduction in the Company’s unrecognized tax benefits. The state impact of any amended federal return remains subject to examination by various states for a period of up to one year after formal notification of such amendments to the states. The Company’s and its subsidiaries’ fiscal 2007 and 2008 federal income tax returns and various state and other income tax returns are in the process of examination or administrative appeal.

The Company’s unrecognized net tax benefits are included in “Income taxes payable” on the Company’s Condensed Consolidated Balance Sheets. The Company’s unrecognized tax benefits at July 31, 2009 were $157.9 million. If these unrecognized tax benefits reverse in the future, they would have a beneficial impact on the Company’s effective tax rate at that time. During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will change. The anticipated changes will be principally due to the expiration

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken and the accrual of estimated interest and penalties.

Potential interest and penalties are recognized as a component of the provision for income taxes. During the nine-month periods ended July 31, 2009 and 2008, the Company recognized in its tax provision, before reduction for applicable taxes, estimated interest and penalties of approximately $11.0 million and $10.5 million, respectively. During the three-month periods ended July 31, 2009 and 2008, the Company recognized in its tax provision, before reduction for applicable taxes, estimated interest and penalties of approximately $0.0 million and $3.5 million, respectively. At July 31, 2009 and October 31, 2008, the Company had accrued interest and penalties, before reduction of applicable taxes, of $50.3 million and $150.5 million, respectively; these amounts were included in “Income taxes payable” on the Company’s Condensed Consolidated Balance Sheets. The decrease in the nine-month period ended July 31, 2009 relates primarily to the payment of interest on settled audits and the reversal of interest accrued in prior years against potential tax assessments no longer needed due to the expiration of the applicable federal and state statute of limitations or the settlement with state tax authorities, offset, in part, by additional interest accrued during the period.

The Company recorded significant federal deferred tax assets in fiscal 2007, fiscal 2008 and in the nine-month period ended July 31, 2009. These federal deferred tax assets were generated primarily by inventory impairments and impairments of investments in and advances to unconsolidated entities. At July 31, 2009, the Company’s net federal deferred tax assets, before valuation allowance, were $568.5 million. At July 31, 2009, in accordance with SFAS 109, the Company assessed whether a valuation allowance should be established based on its determination of whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The Company believes that the continued downturn in the housing market, the uncertainty as to its length and magnitude, and the Company’s continued recognition of impairment charges, are significant evidence of the need for a valuation allowance against its net federal deferred tax assets. During the three-month period ended July 31, 2009, the Company recorded a valuation allowance of $416.8 million against its federal deferred tax assets. At July 31, 2009, the Company’s net federal deferred tax asset, after valuation allowance, was $151.7 million. For federal income tax purposes, the Company can carry back tax losses incurred in fiscal 2009 against $462 million of taxable income it reported in fiscal 2007. The Company expects to generate tax losses in fiscal 2009, primarily through the recognition for tax purposes of previously recognized book impairments, applying the fiscal 2009 losses to its fiscal 2007 taxable income available for carry back, and recovering $151.7 million of net federal deferred tax assets. The Company expects that the refund resulting from carry back of the fiscal 2009 tax losses will be received in fiscal 2010.

The Company is allowed to carry forward tax losses for 20 years and apply such tax losses to future taxable income to realize federal deferred tax assets. As of July 31, 2009, the Company has not generated tax losses to carry forward. In addition, the Company will be able to reverse its previously recognized valuation allowances during any future period for which it reports income. The Company will continue to review its federal deferred tax assets in accordance with SFAS 109.

For state tax purposes, due to past and projected losses in certain jurisdictions where the Company does not have carryback potential and/or cannot sufficiently forecast future taxable income, the Company has recognized cumulative valuation allowances of $78.3 million ($50.9 million, net of federal tax benefit) as of July 31, 2009 against its state deferred tax assets. In the nine-month periods ended July 31, 2009 and 2008, the Company recognized valuation allowances against its state deferred tax assets of $41.4 million ($26.9 million, net of federal tax benefit) and $20.0 million ($13.0 million, net of federal tax benefit), respectively. In the three-month periods ended July 31, 2009 and 2008, the Company recognized a valuation allowance against its state deferred tax assets of $34.8 million ($22.6 million, net of federal tax benefit) and $7.0 million ($4.6 million, net of federal tax benefit), respectively. Future valuation allowances in these jurisdictions may continue to be recognized if the Company believes it will not generate sufficient future taxable income to utilize these state deferred tax assets.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Comprehensive Loss

All accumulated other comprehensive loss at July 31, 2009 and October 31, 2008 was related to employee retirement plans.

The components of other comprehensive loss in the nine-month and three-month periods ended July 31, 2009 and 2008 were as follows (amounts in thousands):

	Nine Months Ended
	July 31,		Three Months Ended July 31,
	2009	2008	2009	2008

Net loss as reported	$(644,391)	$(218,989)	$(472,331)	$(29,295)
Changes in pension liability, net of tax (benefit) provision	(89)	(1,026)	(30)	109

Comprehensive loss	$(644,480)	$(220,015)	$(472,361)	$(29,186)

The Company recognized a tax benefit of $59,000 and $684,000 in the nine-month periods ended July 31, 2009 and 2008, respectively, a tax benefit of $20,000 in the three-month period ended July 31, 2009, and a tax provision of $73,000 in the three-month period ended July 31, 2008, each related to the change in pension liability in other comprehensive loss.

8.	Employee Retirement Plan

For the nine-month and three-month periods ended July 31, 2009 and 2008, the Company recognized costs and made payments related to its supplemental retirement plans as follows (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2009	2008	2009	2008

Service cost	$99	$157	$33	$52
Interest cost	1,024	918	341	306
Amortization of initial benefit obligation	807	1,027	269	343
Amortization of unrecognized gains	(954)	(480)	(318)	(160)

	$976	$1,622	$325	$541

Benefits paid	$96	$92	$33	$29

9.	Stock-Based Benefit Plans

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

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average assumptions and the fair value used for stock option grants for the nine-month and three-month periods ended July 31, 2009 and 2008 were as follows:

	2009	2008

Expected volatility	46.74% - 50.36%	46.67% - 48.63%
Weighted-average volatility	48.06%	47.61%
Risk-free interest rate	1.24% - 1.90%	3.32% - 3.85%
Expected life (years)	4.29 - 8.52	4.29 - 8.32
Dividends	none	none
Weighted-average grant date fair value per share of options granted	$8.60	$9.50

In the nine-month period ended July 31, 2009, the Company recognized $9.3 million of stock compensation expense and $3.7 million of income tax benefit related to stock option grants. In the nine-month period ended July 31, 2008, the Company recognized $19.4 million of stock compensation expense and $7.7 million of income tax benefit related to stock option grants.

In the three-month period ended July 31, 2009, the Company recognized $1.8 million of stock compensation expense and $0.7 million of income tax benefit related to stock option grants. In the three-month period ended July 31, 2008, the Company recognized $3.4 million of stock compensation expense and $1.3 million of income tax benefit related to stock option grants.

The Company expects to recognize approximately $11.1 million of stock compensation expense and $4.4 million of income tax benefit for fiscal 2009 related to stock option grants. The Company recognized $22.6 million of stock compensation expense and $9.0 million of income tax benefit for fiscal 2008 related to stock option grants.

On December 18, 2008, the Executive Compensation Committee of the Company’s Board of Directors approved the award of a performance-based restricted stock unit (“Performance-Based RSU”) relating to 200,000 shares of the Company’s common stock to Robert I. Toll. The Performance-Based RSU will vest and Mr. Toll will be entitled to receive the underlying shares if the average closing price of the Company’s common stock on the New York Stock Exchange (“NYSE”), measured over any twenty consecutive trading days ending on or prior to December 19, 2013, increases 30% or more over $21.70, the closing price of the Company’s common stock on the NYSE on December 19, 2008; provided Mr. Toll continues to be employed by the Company or serve as a member of its Board of Directors until December 19, 2011. The Performance-Based RSU will also vest if Mr. Toll dies, becomes disabled or the Company experiences a change of control prior to satisfaction of the aforementioned performance criteria. Using a lattice based option pricing model and assuming an expected volatility of 48.14%, a risk-free interest rate of 1.35%, and an expected life of 3.0 years, the Company determined the aggregate value of the Performance-Based RSU to be $3.6 million. In the nine-month and three-month periods ended July 31, 2009, the Company recognized $742,000 and $304,000, respectively, of stock-based compensation expense related to the Performance-Based RSU.

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

A summary of assets and (liabilities) at July 31, 2009 related to the Company’s financial instruments, measured at fair value on a recurring basis, is set forth below (amounts in thousands).

	Fair Value	Fair
Financial Instrument	Hierarchy	Value

Residential Mortgage Loans Held for Sale	Level 2	$51,142
Forward Loan Commitments — Residential Mortgage Loans Held for Sale	Level 2	$(55)
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(278)
Forward Loan Commitments — IRLCs	Level 2	$278

At July 31, 2009, the carrying value of cash and cash equivalents approximates fair value.

As of July 31, 2009, the unpaid principal balance of mortgage loans held for sale was approximately equal to the aggregate fair value. Differences between the unpaid balance and the fair value of these loans are recognized as a gain or loss in current earnings and included in interest and other. Interest income on mortgage loans held for sale is calculated based upon the stated interest rate of each loan and is included in interest and other.

IRLCs represent individual borrower agreements that commit the Company to lend at a specified price for a specified period as long as there is no violation of any condition established in the commitment contract. These commitments have varying degrees of interest rate risk. The Company utilizes best-efforts forward loan commitments (“Forward Commitments”) to hedge the interest risk of the IRLCs and residential mortgage loans held for sale. Forward Commitments represent contracts with third-party investors for the future delivery of loans whereby the Company agrees to make delivery at a specified future date at a specified price. The IRLCs and Forward Commitments are considered derivative financial instruments under SFAS 133, which requires derivative financial instruments to be recorded at fair value. The Company estimates the fair value of such commitments based on the estimated fair value of the underlying mortgage loan and, in the case of IRLCs, the probability that the mortgage

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loan will fund within the terms of the IRLC. To manage the risk of nonperformance of investors regarding the Forward Commitments, the Company assesses the credit worthiness of the investors on a periodic basis.

11.	Loss per Share Information

Information pertaining to the calculation of loss per share for the nine-month and three-month periods ended July 31, 2009 and 2008 is as follows (amounts in thousands):

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2009	2008	2009	2008

Basic weighted average shares	161,026	158,398	161,245	158,761
Common stock equivalents

Diluted weighted average shares	161,026	158,398	161,245	158,761

Common stock equivalents represent the dilutive effect of outstanding in-the-money stock options using the treasury stock method. For the nine-month and three-month periods ended July 31, 2009 and 2008, there were no incremental shares attributed to outstanding options to purchase common stock because the Company had a net loss in each of the periods and any incremental shares would be anti-dilutive. Had the Company had net income in the nine-month periods ended July 31, 2009 and 2008, 4.1 million common stock equivalents would have been included in the fiscal 2009 period’s diluted weighted-average shares and 6.2 million common stock equivalents would have been included in the fiscal 2008 period’s diluted weighted-average shares. Had the Company had net income in the three-month periods ended July 31, 2009 and 2008, 3.9 million common stock equivalents would have been included in the fiscal 2009 period’s diluted weighted-average shares and 6.0 million common stock equivalents would have been included in the fiscal 2008 period’s diluted weighted-average shares.

During the nine-month periods ended July 31, 2009 and 2008, the Company issued 908,000 and 1,857,000 shares, respectively, of its common stock under its stock incentive plans and employee stock purchase plan. During the three-month periods ended July 31, 2009 and 2008, the Company issued 145,000 and 85,000 shares, respectively, of its common stock under its stock incentive plans and employee stock purchase plan.

At July 31, 2009, the exercise price of approximately 8.7 million outstanding stock options was higher than the average closing price of the Company’s common stock on the NYSE for the three-month period ended July 31, 2009. At July 31, 2008, the exercise price of approximately 5.4 million outstanding stock options was higher than the average closing price of the Company’s common stock on the NYSE for the three-month period ended July 31, 2008.

12.	Stock Repurchase Program

In March 2003, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. At July 31, 2009, the Company was authorized to repurchase approximately 11.9 million shares.

13.	Shareholder Rights Plan

On June 17, 2009, the Company adopted a shareholder rights plan (the “Rights Plan”) to help preserve the value of the Company’s deferred tax assets, by reducing the risk of limitation of net operating loss carryforwards and certain other tax benefits under Section 382 of the Internal Revenue Code.

In connection with the Rights Plan, the Company declared a dividend of one right for each share of common stock outstanding as of the close of business on July 17, 2009. Under the Rights Plan, any stockholder or group that acquires beneficial ownership of 4.95 percent or more of Toll Brothers’ outstanding stock (an “acquiring person”)

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

without the approval of the Company’s Board of Directors, could be subject to significant dilution in its holdings. Existing stockholders holding 4.95 percent or more of the Company’s common stock will not be considered acquiring persons unless they acquire additional shares, subject to certain exceptions described in the Rights Plan. In addition, at its discretion, the Company’s Board of Directors may exempt certain transactions and certain persons whose acquisition of securities is determined not to jeopardize the Company’s net deferred tax assets.

The rights will expire on July 16, 2019 or earlier if (i) the Company’s Board of Directors determines the Rights Plan is no longer needed to preserve the deferred tax assets due to the implementation of legislative changes, (ii) the Board of Directors determines, at the beginning of a specified period, that no tax benefits may be carried forward, (iii) the Rights Plan is not approved by the Company’s stockholders by June 17, 2010, or (iv) certain other events occur as described in the Rights Plan. Upon approval of the Rights Plan by the Company’s stockholders, the Company’s Board of Directors intends to take action to redeem the Company’s pre-existing shareholder rights plan, which was adopted in 2007.

14.	Legal Proceedings

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

On April 1, 2009, a third shareholder derivative action was filed, also in federal district court in Philadelphia, PA, against the current members of the Company’s board of directors and Joseph R. Sicree, the Company’s Chief Accounting Officer. This Complaint is identical to the previous shareholder complaint filed in Philadelphia and on July 14, 2009, the two cases were consolidated.

The Company’s Certificate of Incorporation and Bylaws provide for indemnification of its directors and officers. The Company has also entered into individual indemnification agreements with each of its directors and executive officers.

Due to the high degree of judgment required in determining the amount of potential loss related to the various claims and litigation in which the Company is involved in, including those noted above, and the inherent variability in predicting future settlements and judicial decisions, the Company cannot estimate a range of reasonably possible losses in excess of its accruals for these matters. The Company believes that adequate provision for resolution of all claims and pending litigation has been made for probable losses and the disposition of these matters will not have a material adverse effect on the Company’s results of operations and liquidity or on its financial condition.

15.	Commitments and Contingencies

Generally, the Company’s option and purchase agreements to acquire land parcels do not require the Company to purchase those land parcels, although the Company may, in some cases, forfeit any deposit balance outstanding if and when it terminates an option and purchase agreement. If market conditions are weak, approvals needed to develop the land are uncertain or other factors exist that make the purchase undesirable, the Company may not expect to acquire the land. Whether an option and purchase agreement is legally terminated or not, the Company reviews the amount recorded for the land parcel subject to the option and purchase agreement to determine if the amount is recoverable. While the Company may not have formally terminated the option and purchase agreements for those land parcels that it does not expect to acquire, it has written off any non-refundable deposits and costs previously capitalized to such land parcels in the periods that it determined such costs were not recoverable. At July 31, 2009, the aggregate purchase price of land parcels under option and purchase agreements, excluding parcels under option that the Company does not expect to acquire, was approximately $540.0 million (including $148.5 million of land to be acquired from unconsolidated entities in which the Company has investments). Of the $540.0 million aggregate purchase price of land parcels subject to option and purchase agreements that the Company expects to acquire, at July 31, 2009, it had deposited $63.9 million on such parcels, was entitled to receive a credit for prior investments in unconsolidated entities of approximately $36.7 million and, if the Company acquired all of these land parcels, would be required to pay an additional $439.4 million. Of the additional $439.4 million the Company would be required to pay, it had recorded $120.5 million of this amount in accrued expenses at July 31, 2009. The Company has additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since it does not believe that it will complete the purchase of these land parcels and no additional funds will be required from the Company to terminate these contracts.

At July 31, 2009, the Company had investments in and advances to a number of unconsolidated entities, was committed to invest or advance additional funds and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 3, “Investments in and Advances to Unconsolidated Entities” for more information regarding the Company’s commitments to these entities.

At July 31, 2009, the Company had outstanding surety bonds amounting to $404.3 million, primarily related to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that $119.2 million of work remains on these improvements. The Company has an additional $80.6 million of surety bonds outstanding that guarantee other obligations of the Company. The Company does not believe it is probable that any outstanding bonds will be drawn upon.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At July 31, 2009, the Company had outstanding agreements of sale to deliver 1,626 homes with an aggregate sales value of $930.7 million.

The Company’s mortgage subsidiary provides mortgage financing for a portion of the Company’s home closings. For those home buyers to whom the Company’s mortgage subsidiary provides mortgages, it determines whether the home buyer qualifies for the mortgage he or she is seeking based upon information provided by the home buyer and other sources. For those home buyers that qualify, the Company’s mortgage subsidiary provides the home buyer with a mortgage commitment that specifies the terms and conditions of a proposed mortgage loan based upon then-current market conditions. Prior to the actual closing of the home and funding of the mortgage, the home buyer will lock in an interest rate based upon the terms of the commitment. At the time of rate lock, the Company’s mortgage subsidiary agrees to sell the proposed mortgage loan to one of several outside recognized mortgage financing institutions (“investors”), which is willing to honor the terms and conditions, including interest rate, committed to the home buyer. The Company believes that these investors have adequate financial resources to honor their commitments to its mortgage subsidiary. At July 31, 2009, the Company’s mortgage subsidiary was committed to fund $439.8 million of mortgage loans. Of these commitments, $109.8 million are IRLCs. The Company’s mortgage subsidiary has commitments from investors to acquire $109.8 million of these IRLCs and $50.4 million of its mortgage loans receivable. The Company’s home buyers have not “locked-in” the interest rate on the remaining $330.0 million.

As of July 31, 2009, the Company has confirmed the presence of defective Chinese-made drywall in a small number of its West Florida homes, which were delivered between June 2006 and November 2007. The anticipated cost of the remediation of these homes is included in the amounts that the Company has previously accrued. The Company is inspecting homes, gathering information from its drywall subcontractors and suppliers, and continuing to investigate this issue. The Company is currently unable to reasonably estimate its total possible loss or exposure relating to Chinese-made drywall in its homes.

16.	Business Segments

Revenue and (loss) income before income taxes for each of the Company’s geographic segments for the nine-month and three-month periods ended July 31, 2009 and 2008 were as follows (amounts in millions):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2009	2008	2009	2008

Revenue:
North	$428.4	$693.4	$145.5	$227.4
Mid-Atlantic	364.5	668.3	129.7	214.4
South	212.0	438.4	83.1	144.4
West	263.8	656.9	103.1	210.5

Total	$1,268.7	$2,457.0	$461.4	$796.7

(Loss) income before income taxes:
North	$(71.5)	$54.3	$(45.2)	$24.0
Mid-Atlantic	(23.5)	(28.3)	(5.9)	(16.0)
South	(43.6)	(161.8)	(11.5)	5.1
West	(181.9)	(149.6)	(35.5)	(48.0)
Corporate and other	(69.2)	(75.4)	(13.2)	(19.9)

Total	$(389.7)	$(360.8)	$(111.3)	$(54.8)

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

Total assets for each of the Company’s geographic segments at July 31, 2009 and October 31, 2008 are shown in the table below (amounts in millions).

	July 31, 2009	October 31, 2008

North	$1,113.5	$1,244.7
Mid-Atlantic	1,116.0	1,220.3
South	603.3	688.0
West	875.3	1,134.0
Corporate and other	2,011.0	2,299.8

Total	$5,719.1	$6,586.8

“Corporate and other” is comprised principally of cash and cash equivalents, deferred tax assets and the assets of the Company’s manufacturing facilities and mortgage subsidiary.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable, and write-downs of investments in unconsolidated entities that it does not believe it will be able to recover (including the Company’s pro-rata share of impairment charges recognized by the unconsolidated entities in which it has an investment) for the nine-month and three-month periods ended July 31, 2009 and 2008 as shown in the table below; the carrying value of inventory and investments in unconsolidated entities for each of the Company’s geographic segments at July 31, 2009 and October 31, 2008 are also shown (amounts in millions).

	Carrying Value		Impairments
	July 31,	October 31,	Nine Months Ended July 31,		Three Months Ended July 31,
	2009	2008	2009	2008	2009	2008

Inventory:
Land controlled for future communities:
North	$29.5	$33.7	$13.5	$21.6	$9.1	$2.3
Mid-Atlantic	11.8	24.6	7.5	10.1	3.4	0.4
South	2.8	3.7	0.3	41.9	0.1	0.0
West	8.9	7.1	3.1	15.8	1.7	7.0

	53.0	69.1	24.4	89.4	14.3	9.7

Land owned for future communities:
North	211.3	217.9	41.6	6.2	16.0	0.9
Mid-Atlantic	368.3	382.2	17.6	67.7	7.4	21.5
South	62.1	52.7	1.2	33.5	1.2
West	114.1	166.2	72.6	14.7	24.0	14.0

	755.8	819.0	133.0	122.1	48.6	36.4

Operating communities:
North	800.7	952.9	49.7	45.7	28.2	6.5
Mid-Atlantic	703.5	858.8	24.0	45.3	2.0	21.9
South	480.2	560.4	44.4	111.1	11.4	5.7
West	682.2	867.3	104.4	113.1	5.2	25.8

	2,666.6	3,239.4	222.5	315.2	46.8	59.9

Total	$3,475.4	$4,127.5	$379.9	$526.7	$109.7	$106.0

Investments in unconsolidated entities:
North	$24.0	$26.8	$6.0	$5.0		$5.0
South	49.6	48.4
West	58.2	64.8	5.3	141.3	$5.3	28.4
Corporate	12.8	11.8

Total	$144.6	$151.8	$11.3	$146.3	$5.3	$33.4

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for the nine months ended July 31, 2009 and 2008 (amounts in thousands):

	2009	2008

Cash flow information:
Interest paid, net of amount capitalized	$8,407	$8,978
Income taxes paid	$145,530	$88,117
Income tax refunds	$43,958
Non-cash activity:
Reduction of investments in unconsolidated entities due to reduction in letters of credit	$8,707	$8,661
Reclassification of investment in unconsolidated entities to loan payable		$2,109
(Decrease) increase in investment in unconsolidated entities due to accrual of commitments	$(8,199)	$101,430
Reclassification of accrued liabilities to loan payable	$7,800	$2,163
Cost of inventory acquired through seller financing	$3,555	$7,344
Cost of inventory accrued under specific performance contracts	$14,889
Cost of other inventory acquired	$1,779
Land returned to seller subject to loan financing		$7,750
Contribution of inventory to a consolidated joint venture	$5,283
Income tax benefit related to exercise of employee stock options	$5,019	$11,630
Adoption of FIN 48		$47,460
Reclassification of inventory to property, construction and office equipment		$16,103
Miscellaneous increases (decreases) to investments in unconsolidated entities	$81	$(951)
Stock awards	$27	$26

18.	Supplemental Guarantor Information

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

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet at July 31, 2009 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents			1,547,411	110,156		1,657,567
Inventory			3,206,968	268,465		3,475,433
Property, construction and office equipment, net			72,885	1,535		74,420
Receivables, prepaid expenses and other assets	60	6,164	63,799	14,745	(1,567)	83,201
Mortgage loans receivable				51,149		51,149
Customer deposits held in escrow			18,533	941		19,474
Income tax refund receivable	61,626					61,626
Investments in and advances to unconsolidated entities			103,912	40,643		144,555
Investments in and advances to consolidated entities	2,559,220	1,559,909	(1,188,153)	(233,738)	(2,697,238)	—
Deferred tax assets	151,700					151,700

	2,772,606	1,566,073	3,825,355	253,896	(2,698,805)	5,719,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable			416,731	98,803		515,534
Senior notes		1,536,691				1,536,691
Senior subordinated notes			47,872			47,872
Mortgage company warehouse loan				33,290		33,290
Customer deposits			91,927	5,882		97,809
Accounts payable			83,801	1,972		85,773
Accrued expenses		29,382	381,255	217,329	(1,699)	626,267
Income taxes payable	159,850			(2,000)		157,850

Total liabilities	159,850	1,566,073	1,021,586	355,276	(1,699)	3,101,086

Minority interest			5,283			5,283
Stockholders’ equity:
Common stock	1,613			2,003	(2,003)	1,613
Additional paid-in capital	301,788		4,420	2,734	(7,154)	301,788
Retained earnings	2,309,264		2,793,830	(106,117)	(2,687,713)	2,309,264
Treasury stock, at cost	(145)					(145)
Accumulated other comprehensive income	236		236		(236)	236

Total stockholders’ equity	2,612,756	—	2,798,486	(101,380)	(2,697,106)	2,612,756

	2,772,606	1,566,073	3,825,355	253,896	(2,698,805)	5,719,125

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet at October 31, 2008 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents			1,515,617	117,878		1,633,495
Inventory			3,727,937	399,538		4,127,475
Property, construction and office equipment, net			84,460	2,002		86,462
Receivables, prepaid expenses and other assets	39	3,549	63,228	48,462	(1,516)	113,762
Mortgage loans receivable				49,255		49,255
Customer deposits held in escrow			18,728	185		18,913
Investments in and advances to unconsolidated entities			105,828	45,943		151,771
Investments in and advances to consolidated entities	3,036,158	1,160,470	(764,163)	(252,697)	(3,179,768)	—
Deferred tax assets	405,703					405,703

	3,441,900	1,164,019	4,751,635	410,566	(3,181,284)	6,586,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans payable			426,060	187,534		613,594
Senior notes		1,143,445				1,143,445
Senior subordinated notes			343,000			343,000
Mortgage company warehouse loan				37,867		37,867
Customer deposits			110,312	25,279		135,591
Accounts payable			128,971	5,872		134,843
Accrued expenses		20,574	465,791	253,951	(1,720)	738,596
Income taxes payable	204,247			(2,000)		202,247

Total liabilities	204,247	1,164,019	1,474,134	508,503	(1,720)	3,349,183

Stockholders’ equity:
Common stock	1,604			2,003	(2,003)	1,604
Additional paid-in capital	282,090		4,420	2,734	(7,154)	282,090
Retained earnings	2,953,655		3,272,756	(102,674)	(3,170,082)	2,953,655
Treasury stock, at cost	(21)					(21)
Accumulated other comprehensive income	325		325		(325)	325

Total stockholders’ equity	3,237,653	—	3,277,501	(97,937)	(3,179,564)	3,237,653

	3,441,900	1,164,019	4,751,635	410,566	(3,181,284)	6,586,836

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the nine months ended July 31, 2009 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues			1,139,724	129,001		1,268,725

Cost of revenues		59,745	1,304,526	139,984	(58,967)	1,445,288
Selling, general and administrative	37	1,781	233,982	17,011	(17,085)	235,726

Loss from operations	(37)	(61,526)	(398,784)	(27,994)	76,052	(412,289)
Other:
Loss from unconsolidated entities			(3,055)	(5,300)		(8,355)
Interest and other		61,526	12,147	20,482	(63,240)	30,915
Loss from subsidiaries	(389,692)				389,692	—

Loss before income tax benefit	(389,729)	—	(389,692)	(12,812)	402,504	(389,729)
Income tax benefit	254,662		104,187	(8,343)	(95,844)	254,662

Net loss	(644,391)	—	(493,879)	(4,469)	498,348	(644,391)

Condensed Consolidating Statement of Operations for the three months ended July 31, 2009 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues			429,886	31,489		461,375

Cost of revenues		25,360	478,355	32,805	(24,972)	511,548
Selling, general and administrative	15	811	68,035	5,846	(6,090)	68,617

Loss from operations	(15)	(26,171)	(116,504)	(7,162)	31,062	(118,790)
Other:
Loss from unconsolidated entities			1,561	(5,300)		(3,739)
Interest and other		26,171	3,694	7,821	(26,421)	11,265
Earnings from subsidiaries	(111,249)				111,249	—

Loss before income tax benefit	(111,264)	—	(111,249)	(4,641)	115,890	(111,264)
Income tax benefit	361,067		224,634	(5,242)	(219,392)	361,067

Net loss	(472,331)	—	(335,883)	601	335,282	(472,331)

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the nine months ended July 31, 2008 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues			2,452,670	4,367	—	2,457,037

Costs of revenues		49,460	2,443,636	5,507	(49,202)	2,449,401
Selling, general and administrative	1	525	333,908	21,922	(23,229)	333,127

Loss from operations	(1)	(49,985)	(324,874)	(23,062)	72,431	(325,491)
Other:
Loss from unconsolidated entities			(50,762)	(84,994)		(135,756)
Interest and other		49,985	13,281	25,602	11,618	100,486
Loss from subsidiaries	(360,760)				360,760	—

Loss before income taxes	(360,761)	—	(362,355)	(82,454)	444,809	(360,761)
Income tax benefit	(141,772)		(167,883)	(33,487)	201,370	(141,772)

Net loss	(218,989)	—	(194,472)	(48,967)	243,439	(218,989)

Condensed Consolidating Statement of Operations for the three months ended July 31, 2008 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues			795,794	917	—	796,711

Costs of revenues		16,735	736,726	1,579	(16,114)	738,926
Selling, general and administrative		176	103,637	7,407	(8,116)	103,104

Loss from operations	—	(16,911)	(44,569)	(8,069)	24,230	(45,319)
Other:
Loss from unconsolidated entities			(30,113)			(30,113)
Interest and other		16,911	18,292	8,237	(22,803)	20,637
Loss from subsidiaries	(54,795)				54,795	—

(Loss) income before income taxes	(54,795)	—	(56,390)	168	56,222	(54,795)
Income tax benefit	(25,500)		(43,341)	(1,183)	44,524	(25,500)

Net (loss) income	(29,295)	—	(13,049)	1,351	11,698	(29,295)

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows for the nine months ended July 31, 2009 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities:
Net loss	(644,391)		(493,879)	(4,469)	498,348	(644,391)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21	1,751	15,911	670		18,353
Stock-based compensation	9,678					9,678
Excess tax benefits from stock-based compensation	(3,570)					(3,570)
Impairment of investment in unconsolidated entities			6,000	5,300		11,300
Loss (income) from unconsolidated entities			2,355	(5,300)		(2,945)
Distributions of earnings from unconsolidated entities			813			813
Deferred tax provision	(189,677)					(189,677)
Deferred tax valuation allowances	443,680					443,680
Inventory impairments			344,628	35,300		379,928
Write-off of unamortized debt issuance costs			692			692
Changes in operating assets and liabilities:
Decrease in inventory			166,835	97,448		264,283
Origination of mortgage loans				(426,372)		(426,372)
Sale of mortgage loans				424,478		424,478
Decrease in contracts receivable						—
Income tax refund receivable	(61,626)					(61,626)
Decrease (increase) in receivables, prepaid expenses and other assets	476,897	(399,959)	431,984	19,797	(498,457)	30,262
Decrease in customer deposits			(18,190)	(20,153)		(38,343)
(Decrease) increase in accounts payable and accrued expenses	(147)	8,808	(89,786)	(39,237)	109	(120,253)
Decrease in current income taxes payable	(39,319)					(39,319)

Net cash provided by (used in) operating activities	(8,454)	(389,400)	367,363	87,462	—	56,971

Cash flow from investing activities:
Purchase of property and equipment			(2,293)	(203)		(2,496)
Purchases of marketable securities						—
Sale of marketable securities						—
Investments in and advances to unconsolidated entities			(20,220)			(20,220)
Return of investments from unconsolidated entities			1,443			1,443

Net cash used in investing activities	—	—	(21,070)	(203)	—	(21,273)

Cash flow from financing activities:						—
Net proceeds from issuance of senior notes		389,400				389,400
Proceeds from loans payable				450,816		450,816
Redemption and repurchase of senior subordinated notes			(295,128)			(295,128)
Principal payments of loans payable			(19,371)	(545,797)		(565,168)
Proceeds from stock-based benefit plans	6,128					6,128
Excess tax benefits from stock-based compensation	3,570					3,570
Purchase of treasury stock	(1,244)					(1,244)
Change in minority interest						—

Net cash (used in) provided by financing activities	8,454	389,400	(314,499)	(94,981)	—	(11,626)

Net increase (decrease) in cash and cash equivalents	—	—	31,794	(7,722)	—	24,072
Cash and cash equivalents, beginning of period			1,515,617	117,878		1,633,495

Cash and cash equivalents, end of period	—	—	1,547,411	(110,156)	—	1,657,567

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows for the nine months ended July 31, 2008 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities:
Net loss	(218,989)		(194,472)	(48,967)	243,439	(218,989)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization		854	19,628	580		21,062
Stock-based compensation	19,884					19,884
Excess tax benefit from
stock-based compensation	(8,543)					(8,543)
Impairment of investments in unconsolidated entities			61,251	85,000		146,251
(Income) loss from unconsolidated entities			(11,608)	113		(10,495)
Distributions of earnings from unconsolidated entities			41,669			41,669
Deferred tax benefit	(215,891)					(215,891)
Deferred tax valuation allowances	22,638					22,638
Inventory write-offs			526,729			526,729
Changes in operating assets and liabilities:
Decrease (increase) in inventory			556,710	(57,195)		499,515
Origination of mortgage loans				(720,917)		(720,917)
Sale of mortgage loans				764,389		764,389
Decrease (increase) in contracts receivable			42,793	(940)		41,853
Decrease (increase) in receivables, prepaid
expenses and other assets	420,260	1,478	(171,962)	21,825	(248,561)	23,040
(Decrease) increase in customer deposits			(78,975)	2,945		(76,030)
Decrease in accounts payable
and accrued expenses	(2,832)	(2,332)	(116,345)	(42,278)	5,122	(158,665)
Decrease in current income taxes payable	(36,638)					(36,638)

Net cash provided by (used in) operating activities	(20,111)	—	675,418	5,555	—	660,862

Cash flow from investing activities:
Purchase of property and equipment			(3,122)	(432)		(3,554)
Purchase of marketable securities			(1,239,715)	(228,725)		(1,468,440)
Sale of marketable securities			1,230,162	228,725		1,458,887
Investments in and advances to
unconsolidated entities			(42,964)	(3,936)		(46,900)
Distributions of investments in unconsolidated entities			2,623			2,623

Net cash used in investing activities	—	—	(53,016)	(4,368)	—	(57,384)

Cash flow from financing activities:
Proceeds from loans payable			435	801,123		801,558
Principal payments of loans payable			(39,509)	(783,618)		(823,127)
Proceeds from stock-based benefit plans	13,044					13,044
Excess tax benefit from
stock-based compensation	8,543					8,543
Purchase of treasury stock	(1,476)					(1,476)
Change in minority interest				3		3

Net cash (used in) provided by financing activities	20,111	—	(39,074)	17,508	—	(1,455)

Net increase in cash and cash equivalents	—	—	583,328	18,695	—	602,023
Cash and cash equivalents, beginning of period			783,891	116,446		900,337

Cash and cash equivalents, end of period	—	—	1,367,219	135,141	—	1,502,360

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

On August 27, 2009, we issued a press release and held a conference call to review the results of operations for the nine-month and three-month periods ended July 31, 2009 and to discuss the current state of our business. The information contained in this report is the same information given in the press release and on the conference call on August 27, 2009, and we are not reconfirming or updating that information in this Form 10-Q.

OVERVIEW

The slowdown that we have experienced since fiscal 2005 continued through the third quarter of fiscal 2009. The slowdown, which we believe started with a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale, has been exacerbated by, among other things, a decline in the overall economy, increasing unemployment, fear of job loss, a significant decline in the securities markets, a decline in home prices, the large number of homes that are or will be available due to foreclosures, the inability of some of our home buyers to sell their current home, the deterioration in the credit markets, and the direct and indirect impact of the turmoil in the mortgage loan market.

The value of net new contracts signed in fiscal 2008 was 78% lower than the value of net new contracts signed in fiscal 2005, and, despite some improvement since late March 2009 in potential homebuyers visiting our communities and making refundable deposits to purchase homes, the value of net new contracts signed in the nine-month and three-month periods ended July 31, 2009 was 35% and 5% lower, respectively, than the value of net new contracts signed in the comparable periods of fiscal 2008. Net new contracts signed in the nine months and three months ended July 31, 2009 were $873.9 million (1,685 homes) and $447.7 million (837 homes), respectively. Net new contracts signed in the nine months and three months ended July 31, 2008 were $1.34 billion (2,388 homes) and $469.9 million (812 homes), respectively. The number of net new contracts signed in the three months ended July 31, 2009 was 3% higher than the number of net new contracts signed in the three months ended July 31, 2008. Compared to our fiscal quarter ended April 30, 2009, net new contracts signed in our fiscal quarter ended July 31, 2009 increased by 50% in total value and by 44% in the number of net new contracts signed. The increase in the number of net new contracts signed in the third quarter of fiscal 2009, as compared to the fiscal 2008 period, marks the first time in over three years that we have reported an increase in the number of net new contracts signed on a year-over-year basis. In addition, in the three months ended July 31, 2009, our contract cancellation rate (the number of current quarter contracts cancelled divided by the number of gross contracts signed in the quarter) was 8.5%, as compared to 19.4% in the three months ended July 31, 2008 and 21.7% in the three months ended April 30, 2009. While our fiscal year 2009 third-quarter results reflect continuing challenging housing market conditions, we do see signs for optimism. We believe declining cancellations and more solid demand indicate that the housing market is stabilizing.

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

We are concerned about the dislocation in the secondary mortgage industry. We maintain relationships with a widely diversified group of mortgage financial institutions, many of which are among the largest and, we believe, most reliable in the industry. We believe that regional and community banks continue to recognize the long term value in creating relationships with high quality, affluent customers such as our home buyers, and these banks continue to provide such customers with financing. Some of the major banks that had previously exited the market appear to be cautiously re-entering it, but are not as aggressive as they once were. Nevertheless, tightened credit standards have shrunk the pool of potential home buyers and the availability of certain loan products previously available to our home buyers. Mortgage market liquidity issues and higher borrowing rates may impede some of our home buyers from closing, while others may find it more difficult to sell their existing homes as their prospective buyers face the problem of obtaining a mortgage. We believe that our home buyers generally should be able to continue to secure mortgages, due to their typically lower loan-to-value ratios and attractive credit profiles as compared to the average home buyer.

Based on our experience during prior downturns in the housing industry, we believe that unexpected opportunities may arise in difficult times for those builders that are well-prepared. In the current challenging environment, we believe our strong balance sheet, our liquidity and access to capital, our broad geographic presence, our diversified product lines, our experienced personnel and our national brand name all position us well for such opportunities now and in the future. At July 31, 2009, we had $1.66 billion of cash and cash equivalents on hand and approximately $1.35 billion available under our revolving credit facility which extends to March 2011. On April 13, 2009, we sold $400 million of 8.91% senior notes due 2017 and received $389.4 million of net proceeds from the sale. During the three-month period ended July 31, 2009, we redeemed $293.0 million of senior subordinated notes due 2011 and purchased $2.1 million of these notes on the open market. We believe we have the resources available to fund attractive opportunities, should they arise.

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

In response to current market conditions, we have been reevaluating and renegotiating or canceling many of our land purchase contracts. As a result, we reduced our land position from a high of approximately 91,200 home sites at April 30, 2006, to approximately 35,400 home sites at July 31, 2009, of which we owned approximately 30,800. Of the 30,800 home sites owned at July 31, 2009, significant improvements were completed on approximately 12,300. In addition, we intend to sell certain parcels of land that we have identified as non-strategic. At July 31, 2009, we were selling from 215 communities compared to 273 communities at October 31, 2008 and 290 communities at July 31, 2008. We expect to be selling from approximately 205 communities at October 31, 2009.

Given the current business climate and the numerous uncertainties related to sales paces, sales prices, mortgage markets, cancellations, market direction and the potential for and magnitude of future impairments, it is difficult to provide guidance. Subject to the risks reported elsewhere in our reports filed with the SEC and the preceding uncertainties, based upon fiscal year 2009 deliveries to date, our backlog at July 31, 2009 and the pace of activity at our communities, we currently estimate that we will deliver between 475 and 725 homes in the three-month period ended October 31, 2009 at an average sales price of between $550,000 and $575,000 per home. We believe that, as a result of sales incentives given to our home buyers and slower delivery paces per community, our cost of sales as a percentage of revenues, before impairment charges and write-downs, will be higher in the fourth quarter of fiscal 2009 than in the comparable period of fiscal 2008. Additionally, based on lower projected revenues in the fourth quarter of fiscal 2009, as compared to the fiscal 2008 period, we expect our selling, general and administrative expenses to be lower in total dollars in the fourth quarter of fiscal 2009 than in the fiscal 2008 period, but higher as a percentage of revenues in the fourth quarter of fiscal 2009 than in the fiscal 2008 period.

CONTRACTS AND BACKLOG

The value of net new contracts signed was $873.9 million (1,685 homes) in the nine months ended July 31, 2009, a 34.9% decrease compared to the value of contracts signed in the nine-month period ended July 31, 2008 of $1.34 billion (2,388 homes). The decrease in the nine-month period is attributable to a 29.4% decrease in the number of net new contracts signed and a 7.7% decrease in the average value of each contract. The value of net new contracts signed was $447.7 million (837 homes) in the three months ended July 31, 2009, a 4.7% decrease compared to the value of net new contracts signed in the three-month period ended July 31, 2008 of $469.9 million (812 homes). The decrease in the three-month period is attributable to a 7.6% decrease in the average value of each contract signed, offset, in part, by a 3.1% increase in the number of net new contracts signed. The increase in the number of net new contracts signed in the three-month period of fiscal 2009, as compared to the fiscal 2008 period, was primarily due to the increased demand for our homes and the decline in the number of contracts cancelled in the fiscal 2009 period, as compared to the fiscal 2008 period.

We continue to believe that the decrease in the number of net new contracts signed in the nine-month period of fiscal 2009, as compared to the fiscal 2008 period, was attributable to the continued slowdown that we have experienced since fiscal 2005. (See “Overview” above for an expanded discussion related to the decrease in the number of net new contracts signed and the slowdown in our business.)

The decline in the average sales price of net new contracts signed in the nine-month period ended July 31, 2009, as compared to the comparable period of fiscal 2008, was due primarily to higher sales incentives given to homebuyers in the fiscal 2009 period as compared to the fiscal 2008 period, a shift in the number of net new contracts signed to less expensive areas and/or product in the fiscal 2009 period, as compared to fiscal 2008 period, and a 1.2% higher average value of contracts cancelled during the fiscal 2009 period, as compared to the fiscal 2008 period.

The decline in the average sales price of net new contracts signed in the three-month period ended July 31, 2009, as compared to the fiscal 2008 period, was due primarily to higher sales incentives given to homebuyers in the fiscal 2009 period, as compared to the fiscal 2008 period, a shift in the number of contracts signed to less expensive areas and/or product in the fiscal 2009 period, as compared to the fiscal 2008 period, and a 16.2% higher average value of contracts cancelled during the fiscal 2009 period, as compared to the fiscal 2008 period.

At July 31, 2009, we were offering sales incentives, on average, of $84,000 or 12.6% of the sales value of the home, as compared to, on average, $57,000 or 8.5% of the sales value of the home at July 31, 2008. The amount and type of incentive varies on a community-by-community basis, and in some cases on a homesite by homesite basis within a community. In addition, the amount of sales incentives offered to a home buyer on a speculative home that we have available will generally be higher than the amount of sales incentives that we will offer on a to be built home.

In the nine-month period ended July 31, 2009, home buyers cancelled $290.1 million (396 homes) of signed contracts, as compared to $550.3 million (760 homes) in the nine-month period ended July 31, 2008. As a percentage of the number of gross contracts signed in the nine-month periods ended July 31, 2009 and 2008, home buyers cancelled 19.0% and 24.1%, respectively, and 24.9% and 29.1%, respectively of the value of gross contracts signed. In the three-month period ended July 31, 2009, home buyers cancelled $54.9 million (78 homes) of signed contracts, as compared to $118.2 million (195 homes) in the three-month period ended July 31, 2008. As a percentage of the number of gross contracts signed in the three-month periods ended July 31, 2009 and 2008, home buyers cancelled 8.5% and 19.4%, respectively, and 10.9% and 20.1%, respectively, of the value of gross contracts signed.

Our backlog at July 31, 2009 of $930.7 million (1,626 homes) decreased 46.8%, as compared to our backlog at July 31, 2008 of $1.75 billion (2,592 homes). Backlog consists of homes under contract but not yet delivered to our home buyers. The decrease in backlog at July 31, 2009, as compared to the backlog at July 31, 2008, was primarily attributable to the continuing decline in the new home market which resulted in a lower backlog at October 31, 2008, as compared to the backlog at October 31, 2007, and the decrease in the value and number of net new contracts signed in the nine-month period of fiscal 2009 as compared to the nine-month period of fiscal 2008, offset, in part, by lower deliveries in the nine-month period of fiscal 2009, as compared to the nine-month period of fiscal 2008.

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

In the three-month period ended July 31, 2009, we reviewed the fair value of 288 operating communities, determined that the fair value of 14 of these communities was below our carrying value, and recognized impairment charges of $46.8 million on these communities. At July 31, 2009, the carrying value of these communities, net of the impairment charges recognized, was $67.7 million.

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

Variable Interest Entities:  We have land purchase contracts and several investments in unconsolidated entities which we evaluate in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” as amended by FASB Interpretation No. 46R (collectively referred to as “FIN 46”). Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a variable interest entity (“VIE”) is considered to be the primary beneficiary and must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. For land purchase contracts with sellers meeting the definition of a VIE, we perform a review to determine which party is the primary beneficiary of the VIE. This review requires substantial judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the entity’s expected profits and losses and the cash flows associated with changes in the fair value of the land under contract. At July 31, 2009, we determined that we were the primary beneficiary of one VIE related to a land purchase contract and had recorded $11.7 million of inventory and $6.4 million of accrued expenses related to this VIE.

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

Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods (carryforward period assumptions), it is possible that actual results could differ from the estimates used in our historical analyses. Our assumptions require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. If our results of operations are less than projected and there is insufficient objectively positive verifiable evidence to support the likely realization of our deferred tax assets, a valuation allowance would be required to reduce or eliminate our deferred tax assets.

We generated significant federal deferred tax assets in fiscal 2007, fiscal 2008 and the in the nine-month period ended July 31, 2009. These federal deferred tax assets were generated primarily by inventory impairments and impairments of investments in and advances to unconsolidated entities. At July 31, 2009, our net federal deferred tax asset, before valuation allowance, was $568.5 million. At July 31, 2009, in accordance with SFAS 109, we assessed whether a valuation allowance should be established based on our determination of whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. We believe that the continued downturn in the housing market, the uncertainty as to its length and magnitude, and our continued recognition of impairment charges, are significant evidence of the need for a valuation allowance against our net federal deferred tax assets. During the three-month period ended July 31, 2009, we recorded a valuation allowance of $416.8 million against our federal deferred tax asset. At July 31, 2009, our net federal deferred tax asset, after valuation allowance, was $151.7 million. For federal income tax purposes, we can carry back tax losses incurred in fiscal 2009 against $462 million of taxable income reported in fiscal 2007. We expect to generate tax losses in fiscal 2009, primarily through the recognition for tax purposes of previously recognized book impairments, applying the fiscal 2009 losses to our fiscal 2007 taxable income available for carry back, and recovering $151.7 million of net federal deferred tax assets. We expect that the refund resulting from the carry back of the fiscal 2009 tax losses will be received in fiscal 2010.

We are allowed to carry forward tax losses for 20 years and apply such tax losses to future taxable income to realize federal deferred tax assets. As of July 31, 2009, we have not generated taxable losses to carry forward. In addition, we will be able to reverse previously recognized valuation allowances during any future period in which we report income. We will continue to review our federal deferred tax assets in accordance with SFAS 109.

For state tax purposes, due to past losses and projected future losses in certain jurisdictions where we do not have carryback potential and/or cannot sufficiently forecast future taxable income, we recognized cumulative valuation allowances of $78.3 million ($50.9 million, net of federal tax benefit) as of July 31, 2009 against our state deferred tax assets. In the nine-month periods ended July 31, 2009 and 2008, we recognized valuation allowances against our state deferred tax assets of $41.4 million ($26.9 million, net of federal tax benefit) and $20.0 million ($13.0 million, net of federal tax benefit), respectively. In the three-month periods ended July 31, 2009 and 2008, we recognized a valuation allowance against our state deferred tax assets of $34.8 million ($22.6 million, net of federal tax benefit) and $7.0 million ($4.6 million, net of federal tax benefit), respectively. Future valuation allowances in these jurisdictions may continue to be recognized if we believe we will not generate sufficient future taxable income to utilize these state deferred tax assets.

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

We have investments in and advances to various unconsolidated entities. At July 31, 2009, we had investments in and advances to these entities, net of impairment charges recognized, of $144.6 million and were committed to invest or advance $27.0 million (net of amounts accrued) of additional funds to certain of these entities if they require additional funding. At July 31, 2009, we had accrued $112.6 million for our commitments to all of our unconsolidated entities. In addition, we guarantee certain debt of a number of these unconsolidated entities on a several and pro-rata basis. At July 31, 2009, we guaranteed an aggregate of approximately $63.3 million (net of amounts that we have accrued) of debt relating to four joint ventures, which had aggregate borrowings of approximately $842.7 million.

In connection with certain land joint ventures to which we are a party, we executed completion guarantees and conditional repayment guarantees. The obligations under the completion guarantees and conditional repayment guarantees are several and not joint, and are limited to the Company’s pro-rata share of the loan obligations of the respective joint ventures. At July 31, 2009, the maximum amount of the completion guarantees and conditional repayment guarantees (net of amounts that the Company has accrued) is estimated to be approximately $50.3 million, if any liability is determined to be due thereunder. The $50.3 million of these guarantees are included in the $63.3 million of guarantees disclosed above.

Our investments in these entities are accounted for using the equity method.

RESULTS OF OPERATIONS

The following table sets forth, for the nine-month and three-month periods ended July 31, 2009 and 2008, a comparison of certain statement of operations items ($ in millions):

	Nine Months Ended July 31,				Three Months Ended July 31,
	2009		2008		2009		2008
	$	%	$	%	$	%	$	%

Revenues	1,268.7		2,457.0		461.4		796.7

Cost of revenues	1,445.3	113.9	2,449.4	99.7	511.5	110.9	738.9	92.7
Selling, general and administrative	235.7	18.6	333.1	13.6	68.6	14.9	103.1	12.9

	1,681.0		2,782.5		580.2		842.0

Loss from operations	(412.3)	(32.5)	(325.5)	(13.2)	(118.8)	(25.7)	(45.3)	(5.7)
Other:
Loss from unconsolidated entities	(8.4)		(135.8)		(3.7)		(30.1)
Expenses related to early retirement of debt	(2.1)
Interest and other	33.0		100.5		11.3		20.6

Loss before income taxes	(389.7)		(360.8)		(111.3)		(54.8)
Income tax provision (benefit)	254.7		(141.8)		361.1		(25.5)

Net loss	(644.4)		(219.0)		(472.3)		(29.3)

Note: Due to rounding, amounts may not add.

REVENUES AND COST OF REVENUES

In the nine-month period ended July 31, 2009, we recognized $1.27 billion of revenues and a net loss of $644.4 million, as compared to $2.46 billion of revenues and a net loss of $219.0 million in the nine-month period ended July 31, 2008. In the nine-month period ended July 31, 2009, we recognized inventory and joint venture impairment charges and write-offs of $391.2 million, as compared to $673.0 million of inventory and joint venture impairment charges and write-offs in the nine-month period ended July 31, 2008. In addition, in the nine months ended July 31, 2009, we recognized $443.7 million of valuation allowances against our federal and state deferred tax assets, as compared to $13.0 million of valuation allowances against our state deferred tax assets in the nine-month period ended July 31, 2008. (See “Critical Accounting Policies: Income Taxes — Valuation Allowance” above for an expanded discussion related to the valuation allowances recognized.)

In the three-month period ended July 31, 2009, we recognized $461.4 million of revenues and a net loss of $472.3 million, as compared to $796.7 million of revenues and a net loss of $29.3 million in the three-month period ended July 31, 2008. In the three-month period ended July 31, 2009, we recognized inventory and joint-venture impairment charges and write-offs of $115.0 million, as compared to $139.4 million of inventory and joint venture impairment charges and write-offs in the three-month period ended July 31, 2008. In addition, in the three months ended July 31, 2009, we recognized $439.4 million of valuation allowances against our federal and state deferred tax assets, as compared to $4.6 million of valuation allowances against our state deferred tax assets in the three-

month period ended July 31, 2008. (See “Critical Accounting Policies: Income Taxes — Valuation Allowance” above for an expanded discussion related to the valuation allowances recognized.)

Revenues for the nine months ended July 31, 2009, excluding $39.1 million of revenues recognized under the percentage of completion accounting method recognized in the fiscal 2008 period, were lower than those for the fiscal 2008 period by approximately $1.15 billion, or 47.5%. This decrease was attributable to a 42.5% decrease in the number of homes delivered and an 8.7% decrease in the average price of the homes delivered. The decrease in the number of homes delivered in the nine-month period ended July 31, 2009 was primarily due to a 48.2% decline in our backlog at October 31, 2008, as compared to our backlog at October 31, 2007, and a 29.4% decrease in the number of net new contracts signed in the nine-month period of fiscal 2009, as compared to the fiscal 2008 period.

The 8.7% decrease in the average price of the homes delivered in the fiscal 2009 period, as compared the fiscal 2008 period, was due to the impact of a shift in product mix to lower priced product and less expensive areas, and an increase in incentives given on homes closed in the fiscal 2009 period, as compared to the fiscal 2008 period. Average sales incentives given on homes delivered in the nine-month period of fiscal 2009 amounted to approximately $90,000 per home or 13.0% of the price of the home, as compared to approximately $70,000 per home, or 9.6% of the price of the home, in the fiscal 2008 period.

Revenues for the three months ended July 31, 2009, excluding $5.6 million of revenues recognized under the percentage of completion accounting method recognized in the fiscal 2008 period, were lower than those for the comparable period of fiscal 2008 by approximately $329.7 million, or 41.7%. This decrease was attributable to a 36.3% decrease in the number of homes delivered and an 8.4% decrease in the average price of the homes delivered. The decrease in the number of homes delivered in the three-month period ended July 31, 2009 was primarily due to a 55% decline in backlog at April 30, 2009, as compared to our backlog at April 30, 2008. The 8.4% decrease in the average price of the homes delivered in the fiscal 2009 period, as compared the fiscal 2008 period, was due to the impact of a shift in product mix to lower priced product and less expensive areas, and an increase in incentives given on homes closed in the fiscal 2009 period, as compared to the fiscal 2008 period. Average sales incentives given on homes delivered in the three-month period ended July 31, 2009 amounted to approximately $103,000 per home or 15.1% of the price of the home delivered, as compared to approximately $76,000 per home, 10.7% of the price of the home, in the fiscal 2008 period.

Cost of revenues as a percentage of home sales revenue was 113.9% in the nine-month period ended July 31, 2009, as compared to 99.7% in the nine-month period ended July 31, 2008. In the nine-month periods ended July 31, 2009 and 2008, we recognized inventory impairment charges and write-offs of $379.9 million and $526.7 million, respectively. Land, land development and home and home related construction costs, including interest, (“home costs”) were 84.0% of revenues in the nine-month period ended July 31, 2009, as compared to 78.2% in the fiscal 2008 period. The increase in the home costs percentage was due primarily to higher sales incentives on the homes delivered, higher interest costs and a change in the mix of product delivered. Sales incentives as a percentage of revenues was 14.9% in the nine-month period ended July 31, 2009, and 10.5% in the nine-month period ended July 31, 2008. Interest cost as a percentage of revenues was 4.3% in the nine-month period ended July 31, 2009, as compared to 2.7% in the fiscal 2008 period. The higher interest cost percentage was due to inventory generally being held for a longer period of time and fewer qualifying assets to which interest can be allocated, resulting in higher amounts of capitalized interest allocated to qualifying inventory.

Cost of revenues as a percentage of home sales revenue was 110.9% in the three-month period ended July 31, 2009, as compared to 92.7% in the three-month period ended July 31, 2008. In the three-month periods ended July 31, 2009 and 2008, we recognized inventory impairment charges and write-offs of $109.7 million and $106.0 million, respectively. Home costs were 87.1% of revenues in the three-month period ended July 31, 2009, as compared to 79.4% in the fiscal 2008 period. The increase in the home costs percentage was due primarily to higher sales incentives on the homes delivered, higher interest costs and a change in the mix of product delivered. Sales incentives as a percentage of revenues was 17.7% in the three-month period ended July 31, 2009, and 11.9% in the three-month period ended July 31, 2008. Interest cost as a percentage of revenues was 5.1% in the three-month period ended July 31, 2009, as compared to 2.9% in the fiscal 2008 period. The higher interest cost percentage was due to inventory generally being held for a longer period of time and fewer qualifying assets to which interest can be allocated, resulting in higher amounts of capitalized interest allocated to qualifying inventory.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

SG&A spending decreased by $97.4 million, or 29.2%, in the nine-month period ended July 31, 2009, as compared to the nine-month period ended July 31, 2008. As a percentage of revenues, SG&A was 18.6% in the nine-month period ended July 31, 2009, as compared to 13.6% in the fiscal 2008 period. The reduction in spending was due primarily to reduced compensation and related costs and reduced costs for advertising, promotions and marketing offset, in part, by the expensing of interest incurred not eligible to be capitalized in the nine-month period ended, 2009 and the higher amount of deferred marketing costs that were written off with regard to closed communities in the fiscal 2009 period, as compared to the fiscal 2008 period. Due to the decline in qualified inventory, interest incurred on homebuilding indebtedness exceeded amounts eligible for capitalization in the nine-month period of fiscal 2009 by $1.8 million which was expensed to SG&A in the fiscal 2009 period. Prior to November 1, 2008, qualified inventory exceeded homebuilding indebtedness and all interest incurred was capitalized. The write-off of deferred marketing costs related to closed communities in the nine-month periods of fiscal 2009 and 2008 were $4.9 million and $1.7 million, respectively.

SG&A spending decreased by $34.5 million, or 33.4%, in the three-month period ended July 31, 2009, as compared to the three-month period ended July 31, 2008. As a percentage of revenues, SG&A was 14.9% in the three-month period ended July 31, 2009, as compared to 12.9% in the fiscal 2008 period. The reduction in spending was due primarily to reduced compensation and related costs, reduced costs for advertising, promotions and marketing and the reversal of previously expensed interest (see paragraph below), offset, in part, by the higher amount of deferred marketing costs that were written off with regard to closed communities in the fiscal 2009 period, as compared to the fiscal 2008 period. The write-off of deferred marketing costs related to closed communities in the three-month periods of fiscal 2009 and 2008 were $0.7 million and $0.0 million, respectively.

In the six-month and three-month periods ended April 30, 2009, we expensed interest directly to SG&A of $5.2 million and $4.4 million, respectively. During the three-month period ended July 31, 2009, we reviewed the methodology we applied in identifying qualified inventory used in the calculation of capitalized interest, and determined that the amount of qualified inventory was higher than we had previously identified and that a portion of the amounts of interest previously expensed directly to SG&A in the six-month and three-month periods ended April 30, 2009 should be capitalized. As a result of this review, we reversed $4.6 million of previously expensed interest, thereby reducing SG&A by $4.6 million in the three-month period ended July 31, 2009. However, due to the decline in qualified inventory during the three-month period ended July 31, 2009, interest incurred on homebuilding indebtedness exceeded amounts required to be capitalized in the three-month period of fiscal 2009 by $1.2 million. This excess interest was charged to SG&A in the fiscal 2009 period.

LOSS FROM UNCONSOLIDATED ENTITIES

We are a participant in several joint ventures and in the Trust and Trust II. We recognize our proportionate share of the earnings and losses from these entities. The trends, uncertainties or other factors that have negatively impacted our business and the industry in general and which are discussed in the “Overview” section of this MD&A have also impacted the unconsolidated entities in which we have investments. Many of our joint ventures are land development projects or high-rise/mid-rise construction projects and do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, the joint ventures will generally, over a relatively short period of time, generate revenues and earnings until all the assets of the entity are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from quarter to quarter and year to year.

In the nine months ended July 31, 2009, we recognized $8.4 million of losses from unconsolidated entities, as compared to $135.8 million of losses in the comparable period of fiscal 2008. The loss in the nine-month period ended July 31, 2009 was attributable to $11.3 million of impairment charges recognized on our investments in unconsolidated entities. The loss in the nine-month period ended July 31, 2008 was attributable to $146.3 million of impairment charges recognized on our investments in unconsolidated entities.

In the three months ended July 31, 2009, we recognized $3.7 million of losses from unconsolidated entities, as compared to $30.1 million of losses in the fiscal 2008 period. The losses in the three-month period ended July 31, 2009 and 2008 were attributable to $5.3 million and $33.4 million, respectively, of impairment charges recognized on our investments in unconsolidated entities.

INTEREST AND OTHER INCOME

For the nine months ended July 31, 2009 and 2008, interest and other income was $33.0 million and $100.5 million, respectively. The decrease in other income in the nine-month period ended July 31, 2009, as compared to fiscal 2008 period, was primarily due to a $40.2 million gain recognized in the fiscal 2008 period on a condemnation judgement in our favor, a $16.2 million decline in interest income in the fiscal 2009 period, as compared to the fiscal 2008 period, a $3.8 million decline in income from ancillary businesses and management fee income in the fiscal 2009 period, as compared to the fiscal 2008 period, a $7.5 million decline in retained customer deposits in the fiscal 2009 period, as compared to the fiscal 2008 period and the recognition of a $2.1 million charge in the fiscal 2009 period in connection with the redemption of $293.0 million of our senior subordinated notes that was announced in April 2009.

For the three months ended July 31, 2009 and 2008, interest and other income was $11.3 million and $20.6 million, respectively. The decrease in other income in the three-month period ended July 31, 2009, as compared to the fiscal 2008 period, was primarily due to a $6.8 million decline in interest income in the fiscal 2009 period, as compared to the fiscal 2008 period, and a $3.6 million decline in retained customer deposits in the fiscal 2009 period, as compared to the fiscal 2008 period, offset, in part, by an increase in income from ancillary businesses and management fee income in the fiscal 2009 period, as compared to the fiscal 2008 period.

LOSS BEFORE INCOME TAXES

For the nine-month periods ended July 31, 2009 and 2008, we reported a loss before income tax provision (benefit) of $389.7 million and $360.8 million, respectively. For the three-month periods ended July 31, 2009 and 2008, we reported a loss before income tax benefit of $111.3 million and $54.8 million, respectively.

INCOME TAXES

In the nine-month and three-month periods ended July 31, 2009, we recognized a provision for taxes of $254.7 million and $361.1 million, respectively. Excluding the valuation allowances against our federal and state deferred tax assets in each of the nine-month and three-month periods ended July 31, 2009 and 2008, as discussed in the “Critical Accounting Policies — Income Taxes — Valuation Allowance” in this MD&A, we recognized a tax benefit in the nine-month period ended July 31, 2009 of $189.0 million at an effective rate of 48.5% and $78.3 million at an effective rate of 70.4% in the three-month period ended July 31, 2009. In the nine-month and three-month periods ended July 31, 2008, we recognized a tax benefit, net of state valuation allowances, at effective rates of 42.9% and 54.8%, respectively.

The difference in the effective tax rate for the nine-month and three-month periods of fiscal 2009, as compared to the fiscal 2008 periods, excluding the federal and state deferred tax asset valuation allowances we recognized, was primarily due to: an increase in the reversal in the fiscal 2009 periods, as compared to fiscal 2008 periods of state tax provision, net of federal tax provision, accrued in prior years against potential tax assessments, which were no longer needed due to our settlement of various federal and state audits and the expiration of the applicable statute of limitations for federal and state tax purposes; a lower blended state tax rate in the fiscal 2009 periods, as compared to the fiscal 2008 periods due to the combination of a shift in the state tax jurisdictions where the losses occurred and the applicable state income tax rates in those jurisdictions; and an increase in the fiscal 2008 rates due to tax free income recognized in the fiscal 2008 periods but not in the fiscal 2009 periods. (See “Critical Accounting Policies: Income Taxes — Valuation Allowance” above for an expanded discussion related to the valuation allowances recognized.)

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

At July 31, 2009, we had $1.66 billion of cash on hand. Cash flow provided by operating activities was $57.0 million. Cash provided by operating activities was primarily generated by a reduction in inventory and the receipt of an income tax refund on previously paid taxes, offset, in part, by the payment of accounts payable and accrued liabilities and income tax payments made for the settlement of previously accrued tax audits. The decreases in inventory, accounts payable and accrued liabilities were due primarily to the decline in our business as previously discussed. We used $21.3 million of cash in our investing activities in the nine-month period ended July 31, 2009, primarily for investments made in our unconsolidated entities. We also used $11.6 million of cash in financing activities in the nine-month period ended July 31, 2009, principally for the repayment and redemption of $860.3 million of debt (primarily our senior subordinated debt and mortgage company warehouse loan), offset, in part, by the issuance of $400 million of senior notes in the public debt markets (net proceeds amounted to $389.4 million), $450.8 million of other borrowings (primarily from our mortgage company warehouse loan), stock-based benefit plans and the tax benefits of stock-based compensation.

In the nine-month period ended July 31, 2008, we generated $602.0 million of cash, principally from operating activities. In the fiscal 2008 period, cash flow from operating activities was generated primarily from net income before inventory and investment impairment losses, reductions in inventory, and a decrease in contracts receivable related to percentage of completion accounting, offset, in part, by a decrease in accounts payable and accrued expenses (excluding accruals of estimated liabilities to various joint ventures), a decrease in customer deposits and an increase in deferred tax assets. The decreased inventory, contracts receivable, accounts payable and customer deposits were due primarily to the decline in our business as previously discussed.

At July 31, 2009, the aggregate purchase price of land parcels under option and purchase agreements was approximately $540.0 million (including $148.5 million of land to be acquired from joint ventures in which we have invested). Of the $540.0 million of land purchase commitments, we had paid or deposited $63.9 million, we will receive a credit for prior investments in joint ventures of approximately $36.7 million and, if we acquire all of these land parcels, we will be required to pay $439.4 million. Of the $439.4 million we would be required to pay, we recorded $120.5 million of this amount in accrued expenses at July 31, 2009. The purchases of these land parcels are scheduled over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.

In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own several years’ supply of home sites, we do not need to buy home sites immediately to replace those which we deliver. In addition, we generally do not begin construction of our single-family detached homes until we have a signed contract with the home buyer, although in the past several years, due to the high cancellation rate of customer contracts and the increase in the number of attached-home communities from which we were operating (all of the units of which are generally not sold prior to the commencement of construction), the number of speculative homes in our inventory increased significantly. Should our business remain at its current level or decline from present levels, we believe that our inventory levels would continue to decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own and as we sell and deliver the speculative homes that are currently in inventory, resulting in additional cash flow from operations. In addition, we might continue to delay or curtail our acquisition of additional land, as we have since the second half of fiscal 2006, which would further reduce our inventory levels and cash needs. At July 31, 2009, we owned or controlled through options approximately 35,400 home sites, as compared to approximately 39,800 at October 31, 2008, approximately 48,500 at July 31, 2008 and approximately 91,200 at April 30, 2006, our peak in terms of home sites owned or controlled through options. Of the 35,400 home sites owned or controlled through options at July 31, 2009, we owned approximately 30,800; of our owned home sites, significant improvements were completed on approximately 12,300.

We have a $1.89 billion credit facility consisting of a $1.56 billion unsecured revolving credit facility and a $331.7 million term loan facility (collectively, the “Credit Facility”) with 30 banks, which extends to March 2011. At July 31, 2009, we had no outstanding borrowings against the revolving credit facility but had letters of credit of approximately $203.7 million outstanding under it. Under the terms of the Credit Facility, our maximum leverage ratio (as defined in the agreement) may not exceed 2.00 to 1.00 and at July 31, 2009, we were required to maintain a minimum tangible net worth (as defined in the agreement) of approximately $1.94 billion. At July 31, 2009, our leverage ratio was approximately 0.23 to 1.00 and our tangible net worth was approximately $2.59 billion.

On April 13, 2009, through our wholly-owned subsidiary Toll Brothers Finance Corp., we issued $400 million of 8.91% Senior Notes due 2017. We received $389.4 million of net proceeds from the issuance of these senior notes.

During the three-month period ended July 31, 2009, we redeemed all of the remaining $193.0 million outstanding principal amount of our 8 1/4% Senior Subordinated Notes due February 2011 at a cash redemption price of 100.0% of the principal amount plus accrued and unpaid interest, and $100.0 million outstanding principal amount of our 8.25% Senior Subordinated Notes due December 2011 at a cash redemption price of 101.375% of the principal amount plus accrued and unpaid interest. In addition, we purchased an additional $2.1 million principal amount of our 8.25% Senior Subordinated Notes due December 2011 through open market purchases. At July 31, 2009, $47.9 million of our 8.25% Senior Subordinated Notes due December 2011 were outstanding. In the nine-month period ended July 31, 2009, we recognized a charge of $2.1 million representing the write-off of unamortized debt issuance costs associated with both series of notes and the call premium on the 8.25% Senior Subordinated Notes due December 2011.

On August 13, 2009, TBI Mortgage Company, our wholly-owned mortgage subsidiary, entered into a Master Repurchase Agreement with Comerica Bank, as agent and representative of itself as a buyer and the other buyers named therein. The agreement replaced TBI Mortgage Company’s warehouse credit facility which was set to expire on August 13, 2009. The purpose of the agreement is to finance the origination of mortgage loans by TBI Mortgage Company. The agreement provides for loan purchases up to $75 million, subject to certain sublimits. In addition, the agreement provides for an accordion feature under which TBI Mortgage Company may request that the aggregate commitments under the agreement be increased to an amount up to $100 million. The agreement expires on July 29, 2010.

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

The following tables summarize information related to revenues, gross contracts signed, contract cancellations, net contracts signed and sales incentives provided on units delivered by geographic segment for the nine-month and three-month periods ended July 31, 2009 and 2008, and information related to backlog by geographic segment at July 31, 2009 and 2008.

Revenues:

	Nine Months Ended July 31,				Three Months Ended July 31,
	2009	2008	2009	2008	2009	2008	2009	2008
	Units	Units	(In millions)	(In millions)	Units	Units	(In millions)	(In millions)

North(a)	690	941	$428.4	$658.6	250	339	$145.5	$221.8
Mid-Atlantic	630	1,094	364.5	668.3	228	360	129.7	214.4
South(a)	391	868	212.0	434.1	152	295	83.1	144.4
West	394	761	263.8	656.9	162	250	103.1	210.5
Other				39.1				5.6

	2,105	3,664	$1,268.7	$2,457.0	792	1,244	$461.4	$796.7

Gross Contracts Signed:

	Nine Months Ended July 31,				Three Months Ended July 31,
	2009	2008	2009	2008	2009	2008	2009	2008
	Units	Units	(In millions)	(In millions)	Units	Units	(In millions)	(In millions)

North	604	764	$314.5	$473.9	285	270	$144.5	$157.3
Mid-Atlantic	640	995	353.2	570.2	282	330	154.3	179.2
South	435	753	215.9	377.6	166	209	86.2	106.2
West	402	636	280.3	470.0	182	198	117.6	145.4

	2,081	3,148	$1,163.9	$1,891.7	915	1,007	$502.6	$588.1

Contracts Cancelled:

	Nine Months Ended July 31,				Three Months Ended July 31,
	2009	2008	2009	2008	2009	2008	2009	2008
	Units	Units	(In millions)	(In millions)	Units	Units	(In millions)	(In millions)

North	165	176	$130.2	$125.2	39	20	$24.9	$9.2
Mid-Atlantic	87	150	64.0	101.7	23	56	16.2	35.7
South	76	206	45.2	101.9	6	77	5.0	34.9
West	68	228	50.7	221.5	10	42	8.8	38.4

	396	760	$290.1	$550.3	78	195	$54.9	$118.2

Net New Contracts Signed:

	Nine Months Ended July 31,				Three Months Ended July 31,
	2009	2008	2009	2008	2009	2008	2009	2008
	Units	Units	(In millions)	(In millions)	Units	Units	(In millions)	(In millions)

North	439	588	$184.3	$348.7	246	250	$119.6	$148.1
Mid-Atlantic	553	845	289.3	468.5	259	274	138.1	143.5
South	359	547	170.7	275.7	160	132	81.2	71.3
West	334	408	229.6	248.5	172	156	108.8	107.0

	1,685	2,388	$873.9	$1,341.4	837	812	$447.7	$469.9

Contract Cancellation Rates
(as a percentage of gross contracts signed):

	Nine Months Ended July 31,				Three Months Ended July 31,
	2009	2008	2009	2008	2009	2008	2009	2008
	Units	Units	Value	Value	Units	Units	Value	Value

North	27.3%	23.0%	41.4%	26.4%	13.7%	7.4%	17.3%	5.8%
Mid-Atlantic	13.6%	15.1%	18.1%	17.8%	8.2%	17.0%	10.5%	19.9%
South	17.5%	27.4%	20.9%	27.0%	3.6%	36.8%	5.8%	32.8%
West	16.9%	35.8%	18.1%	47.1%	5.5%	21.2%	7.5%	26.4%
Total	19.0%	24.1%	24.9%	29.1%	8.5%	19.4%	10.9%	20.1%

Backlog at July 31 :

	2009	2008	2009	2008
	Units	Units	(In millions)	(In millions)

North	619	1,075	$318.5	$738.9
Mid-Atlantic	481	724	287.1	477.0
South	322	472	163.8	279.5
West	204	321	161.3	259.2
Less revenue recognized on units remaining in backlog(b)				(4.3)

	1,626	2,592	$930.7	$1,750.3

(a)	Excludes deliveries from projects accounted for using the percentage of completion accounting method. Information regarding these deliveries in the nine months and three months ended July 31, 2008 is as follows:

	As of July 31
	Nine Months		Three Months
	2008	2008	2008	2008
	Units	(In millions)	Units	(In millions)

North	69	$40.9	11	$6.2
South	13	37.8

	82	$78.7	11	$6.2

(b)	Amounts represent revenues recognized on projects accounted for using the percentage of completion accounting method. Based upon the current accounting rules and interpretations, we do not believe that any of our current or future communities qualify for percentage of completion accounting.

Sales Incentives:

	Nine Months Ended July 31,				Three Months Ended July 31,
			% of Gross Revenues(a)				% of Gross Revenues(a)
	2009	2008	2009	2008	2009	2008	2009	2008
	(In millions)	(In millions)			(In millions)	(In millions)

North	$29.3	$24.5	6.4%	3.6%	$12.8	$9.1	8.1%	3.9%
Mid-Atlantic	68.4	73.0	15.8%	9.9%	28.0	25.3	17.7%	10.6%
South	28.2	57.8	11.7%	11.7%	11.2	19.1	11.9%	11.7%
West	63.4	102.9	19.4%	13.5%	29.8	41.1	22.4%	16.3%

	$189.3	$258.2	13.0%	9.6%	$81.8	$94.6	15.1%	10.7%

(a)	Excludes from gross revenues, percentage of completion revenues recognized in the nine-month period and three-month period of fiscal 2008 of $34.8 million and $5.6 million in the North segment, respectively, and $4.3 million in the nine-month period of fiscal 2008 in the South segment.

Revenues and (Loss) Income Before Taxes:

The following table summarizes by geographic segments total revenues and (loss) income before income taxes for each of the nine-month and three-month periods ended July 31, 2009 and 2008 (amounts in millions):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2009	2008	2009	2008

Revenue:
North(a)	$428.4	$693.4	$145.5	$227.4
Mid-Atlantic	364.5	668.3	129.7	214.4
South(b)	212.0	438.4	83.1	144.4
West	263.8	656.9	103.1	210.5

Total	$1,268.7	$2,457.0	$461.4	$796.7

(Loss) income before income taxes:
North	$(71.5)	$54.3	$(45.2)	$24.0
Mid-Atlantic	(23.5)	(28.3)	(5.9)	(16.0)
South	(43.6)	(161.8)	(11.5)	5.1
West	(181.9)	(149.6)	(35.5)	(48.0)
Corporate and other(c)	(69.2)	(75.4)	(13.2)	(19.9)

Total	$(389.7)	$(360.8)	$(111.3)	$(54.8)

(a)	Includes percentage of completion revenues of $34.8 million and $5.6 million in the nine months and three months ended July 31, 2008, respectively.

(b)	Includes percentage of completion revenues of $4.3 million in the nine months ended July 31, 2008.

(c)	Corporate and other is comprised principally of general corporate expenses such as the Offices of the Chief Executive Officer and President, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, offset in part by interest income and income from our ancillary businesses.

North

Revenues in the nine months and three months ended July 31, 2009 were lower than those for the comparable periods of 2008 by $265.0 million and $81.9 million, or 38% and 36%, respectively. The decrease in revenues for the nine months ended July 31, 2009, as compared to the nine months ended July 31, 2008, was attributable to a 27% decrease in the number of homes delivered, an 11% decrease in the average price of homes delivered and a decrease of $34.8 million in percentage of completion revenues. The decrease in revenues for the three-month period ended July 31, 2009, as compared to the three-month period ended July 31, 2008, was attributable to a 26% decrease in the number of homes delivered, an 11% decrease in the average price of homes delivered and a decrease of $5.6 million in percentage of completion revenues. The decreases in the number of homes delivered in the fiscal 2009 periods, as compared to the fiscal 2008 periods, were primarily due to lower backlog at October 31, 2008, as compared to October 31, 2007, and a 25% decrease in the number of net new contacts signed in the nine-month period of fiscal 2009, as compared to the fiscal 2008 period. The decline in backlog at October 31, 2008, as compared to October 31, 2007, was due primarily to a 50% decrease in the number of net new contracts signed in fiscal 2008 over fiscal 2007. The decreases in the average price of homes delivered in the nine months and three months ended July 31, 2009, as compared to the fiscal 2008 periods, were primarily due to a shift in the number of settlements to less expensive products and/or locations and higher sales incentives given on the homes delivered in the fiscal 2009 periods, as compared to the fiscal 2008 periods.

The value of net new contracts signed in the nine months ended July 31, 2009 was $184.3 million, a 47% decline from the $348.7 million of net new contracts signed in the nine months ended July 31, 2008. The number of net new contracts signed and the average value of each net new contract decreased 25% and 29%, respectively. The value of net new contracts signed in the three months ended July 31, 2009 was $119.6 million, a 19% decline from the $148.1 million of net new contracts signed during the three months ended July 31, 2008. The decrease in the value of net new contracts signed in the three months ended July 31, 2009, as compared to the fiscal 2008 period, was primarily due to a decrease of 2% in the number of net new contracts signed and a decrease of 18% in the average value of each net new contract. The declines in the number of net new contracts signed in the fiscal 2009 periods, as compared to the fiscal 2008 periods, were primarily due to the continued slowdown in the housing market. The decreases in average sales price of net new contracts signed were primarily attributable to a shift in the number of contracts signed to less expensive areas and/or products in the fiscal 2009 periods, higher average sales prices on contacts cancelled and higher sales incentives given to homebuyers in the fiscal 2009 periods, as compared to the fiscal 2008 periods.

We reported losses before income taxes of $71.5 million and $45.2 million in the nine-month and three-month periods ended July 31, 2009, respectively, as compared to income before income taxes of $54.3 million and $24.0 million in the nine-month and three-month periods ended July 31, 2008, respectively. These decreases were primarily due to a decline in revenues and higher cost of revenues as a percentage of revenues in the fiscal 2009 periods, as compared to the fiscal 2008 periods, partially offset by lower selling, general and administrative expenses in the nine months and three months ended July 31, 2009, as compared to the fiscal 2008 periods. Cost of revenues before interest as a percentage of revenues were 103.5% and 119.7% in the nine months and three months ended July 31, 2009, respectively, as compared to 83.5% and 78.8% in the nine months and three months ended July 31, 2008, respectively. The higher costs of revenues were primarily the result of higher impairment charges in the fiscal 2009 periods, as compared to the fiscal 2008 periods, increased sales incentives given to home buyers on the homes delivered and a shift in product mix of homes delivered to lower margin product or areas. As a percentage of revenues, higher sales incentives increased cost of revenues by approximately 2.5% and 3.9% in the nine months and three months ended July 31, 2009, respectively, as compared to the fiscal 2008 periods. We recognized inventory impairment charges of $104.7 million and $53.2 million in the nine months and three months ended July 31, 2009, respectively, as compared to $73.4 million and $9.7 million in the comparable periods of fiscal 2008.

Mid-Atlantic

Revenues for the nine months ended July 31, 2009 were lower than those for the nine months ended July 31, 2008 by $303.8 million, or 45%. The decrease in revenues was attributable to a 42% decrease in the number of homes delivered and a 5% decrease in the average sales price of the homes delivered. For the three months ended July 31, 2009, revenues were lower than those for the fiscal 2008 period by $84.7 million, or 40%, primarily due to a 37% decrease in the number of homes delivered and a 4% decrease in the average sales price of the homes delivered. The decreases in the number of homes delivered were primarily due to lower backlog at October 31, 2008, as compared to October 31, 2007, and a 35% decrease in the number of net new contacts signed in the first nine months of fiscal 2009, as compared to the fiscal 2008 period. The decrease in backlog was primarily the result of a 32% decrease in the number of net new contracts signed in fiscal 2008 over fiscal 2007 due to weak demand. The decreases in the average price of the homes delivered in the fiscal 2009 periods, as compared to the fiscal 2008 periods, were primarily related to higher sales incentives given on the homes delivered in the fiscal 2009 periods, as compared to the fiscal 2008 periods.

The value of net new contracts signed during the nine-month and three-month periods ended July 31, 2009 decreased by $179.2 million and $5.4 million, or 38% and 4%, respectively, from the nine-month and three-month periods ended July 31, 2008. The decline in the nine-month period of fiscal 2009, as compared to the fiscal 2008 period, was due to 35% decrease in the number of net new contacts signed and a 6% decrease in the average value of each net new contract. The decrease in the value of net new contracts signed in the three months ended July 31, 2009, as compared to the fiscal 2008 period, was primarily due to a decrease of 5% in the number of net new contracts signed, offset, in part, by an increase of 2% in the average value of each net new contract. The declines in the number of net new contracts signed in the fiscal 2009 periods, as compared to the fiscal 2008 periods, were due primarily to continued weak demand in the housing market, partially offset by a decrease in the number of contacts cancelled in the fiscal 2009 periods, as compared the fiscal 2008 periods. The decrease in the average value of each net new contract signed in the nine months ended July 31, 2009, as compared to the nine months ended July 31, 2008, was primarily due to higher sales incentives in the fiscal 2009 period, as compared to the fiscal 2008 period, and a shift in the number of contracts signed to less expensive areas and/or products in the fiscal 2009 period, as compared to the fiscal 2008 period.

We reported losses before income taxes for the nine-month and three-month periods ended July 31, 2009 of $23.5 million and $5.9 million, respectively, as compared to losses before income taxes for the fiscal 2008 periods of $28.3 million and $16.0 million, respectively. The decrease in the loss before income taxes for the nine-month period ended July 31, 2009, as compared to the nine-month period ended July 31, 2008, was due to lower selling, general and administrative expenses in the fiscal 2009 period, as compared to the fiscal 2008 period, offset, in part, by a decline in revenues. Cost of revenues as a percentage of revenues in the nine-month period ended July 31, 2009 was slightly lower primarily due to lower impairment charges recognized in the period, as compared to the nine-month period ended July 31, 2008, partially offset by increased sales incentives given to home buyers on the homes delivered in the fiscal 2009 period, as compared to the fiscal 2008 period. The higher sales incentives in the fiscal 2009 period increased cost of revenues as a percentage of revenue by approximately 5.2%. We recognized inventory impairment charges of $49.2 million and $123.2 million for the nine months ended July 31, 2009 and 2008, respectively.

The decrease in the loss before income taxes for the three-month period ended July 31, 2009, as compared to the three-month period ended July 31, 2008, was due to lower cost of revenues as a percentage of revenues and lower selling, general and administrative expenses, in the fiscal 2009 period, as compared to the fiscal 2008 period. For the three months ended July 31, 2009 and 2008, cost of revenues before interest as a percentage of revenues was 90.8% and 97.4%, respectively. The decrease in the fiscal 2009 percentage was primarily the result of lower inventory impairment charges recognized, offset, in part, by increased sales incentives given to home buyers on homes delivered. We recognized inventory impairment charges of $12.8 million and $43.8 million in the three-month periods ended July 31, 2009 and 2008, respectively. The higher sales incentives in the fiscal 2009 period increased cost of revenues as a percentage of revenue by approximately 6.2%.

South

Revenues in the nine months and three months ended July 31, 2009 were lower than those for the comparable periods of fiscal 2008 by $226.4 million and $61.3 million, or 52% and 42%, respectively. The decrease in revenues for the nine months ended July 31, 2009, as compared to the nine months ended July 31, 2008, was attributable to a 55% decrease in the number of homes delivered and a decrease of $4.3 million in percentage of completion revenues, offset, in part, by an 8% increase in the average price of homes delivered. The decrease in revenues for the three-month period ended July 31, 2009, as compared to the three-month period ended July 31, 2008, was attributable to a 48% decrease in the number of homes delivered, partially offset by a 12% increase in the average price of homes delivered. The decreases in the number of homes delivered in the fiscal 2009 periods, as compared to the fiscal 2008 periods, were primarily due to lower backlog at October 31, 2008, as compared to October 31, 2007, and a 34% decrease in the number of net new contacts signed in the first nine months of fiscal 2009, as compared to the fiscal 2008 period. The decline in backlog at October 31, 2008, as compared to October 31, 2007, was due primarily to a 21% decrease in the number of net new contracts signed in fiscal 2008 over fiscal 2007. The increases in the average price of homes delivered were primarily attributable to a shift in number of homes delivered to more expensive areas and/or products in the fiscal 2009 periods, as compared to the fiscal 2008 periods.

For the nine months ended July 31, 2009, the value of net new contracts signed was lower than the nine months ended July 31, 2008 by $105.0 million, or 38%. The decline was due to a 34% decrease in the number of net new contracts signed and a 6% decrease in the average value of each contract. For the three months ended July 31, 2009, the value of net new contacts signed increased $9.9 million, or 14%, as compared to the fiscal 2008 period. The increase was attributable to an increase of 21% in the number of net new contracts signed, offset, in part, by a decrease of 6% in the average value of each net new contract. The decrease in the number of net new contracts signed in the nine-month period ended July 31, 2009, as compared to the fiscal 2008 period, was attributable to overall weak market conditions, offset, in part, by a decrease in the number of cancelled contacts in the fiscal 2009 period, as compared to the fiscal 2008 period. The increase in the number of net new contracts in the three months ended July 31, 2009, as compared to the three months ended July 31, 2008, was primarily due to a decrease in the number of contract cancellations from 77 in the fiscal 2008 period to 6 in the fiscal 2009 period. The decreases in the average sales price of net new contracts signed were primarily due to a higher average sales price on contacts cancelled in the fiscal 2009 periods, as compared to the fiscal 2008 periods, and a shift in the number of contracts signed to less expensive areas and/or products in the fiscal 2009 periods, as compared to the fiscal 2008 periods.

We reported losses before income taxes for the nine months ended July 31, 2009 and 2008 of $43.6 million and $161.8 million, respectively. The decline in the loss before income taxes was primarily due to a lower cost of revenues as a percentage of total revenues and lower selling, general and administrative expenses in the fiscal 2009 period, as compared to the fiscal 2008 period. Cost of revenues before interest as a percentage of revenues was 102.4% in the nine-month period ended July 31, 2009, as compared to 123.4% in the fiscal 2008 period. The decreased percentage in the fiscal 2009 period was primarily due to the reduction in the amount of inventory impairment charges recognized from $186.5 million in the nine-month period ended July 31, 2008 to $45.9 million in the fiscal 2009 period.

For the three months ended July 31, 2009, we reported a loss before income taxes of $11.5 million, as compared to income before taxes of $5.1 million in the three months ended July 31, 2008. The decrease in income was the result of lower revenues and higher cost of revenues as a percentage of revenues in the three-month period ended July 31, 2009, as compared to the three-month period ended July 31, 2008, offset, in part, by lower selling, general and administrative expenses in the fiscal 2009 period, as compared to the fiscal 2008 period. Cost of revenues before interest as a percentage of revenues was 96.7% and 83.8% for the three months ended July 31, 2009 and 2008, respectively. The higher cost of revenues was primarily the result of higher impairment charges in the fiscal 2009 period, as compared to the fiscal 2008 period. We recognized inventory impairment charges of $12.7 million and $5.8 million in three months ended July 31, 2009 and 2008, respectively.

West

Revenues in the nine-month period ended July 31, 2009 were lower than those in the nine-month period ended July 31, 2008 by $393.1 million, or 60%. The decrease in revenues was attributable to a 48% decrease in the number of homes delivered and a 22% decrease in the average sales price of the homes delivered. For the three months ended July 31, 2009, revenues were lower than those for the comparable period of fiscal 2008 by $107.4 million, or 51%, primarily due to a 35% decrease in the number of homes delivered and a 24% decrease in the average sales price of the homes delivered. The decreases in the number of homes delivered were primarily attributable to the lower number of homes in backlog at October 31, 2008, as compared to October 31, 2007, which was the result of the number of homes delivered in the fiscal 2008 periods exceeding the number of net new signed contracts in the fiscal 2008 periods. The decreases in the average price of homes delivered was primarily due to higher sales incentives and a shift in the number of settlements to less expensive products and/or locations in the fiscal 2009 periods, as compared to the fiscal 2008 periods.

The value of net new contracts signed during the nine months ended July 31, 2009 decreased by $18.9 million, or 8%, from the nine months ended July 31, 2008. The decline in the value of net new contracts was due to an 18%

decrease in the number of net new contacts signed in the fiscal 2009 period, as compared to the fiscal 2008 period, offset, in part, by a 13% increase in the average value of each net new contract signed in the fiscal 2009 period, as compared to the fiscal 2008 period. The decrease in the number of net new contracts signed was primarily due to weak market conditions, offset, in part, by a decrease in the number of contracts cancelled in the fiscal 2009 period, as compared to the fiscal 2008 period. The increase in the average value of each net new contract signed was attributable to decreases in the number and average value of contracts cancelled in the fiscal 2009 period, as compared to the fiscal 2008 period. Excluding the impact of contract cancellations, the average value of each net new contract signed decreased 6% in the nine months ended July 31, 2009, as compared to the comparable period of fiscal 2008.

For the three months ended July 31, 2009, the value of net new contacts signed increased $1.8 million, or 2%, as compared to the fiscal 2008 period. The increase was attributable to a 10% increase in the number of net new contracts signed, offset, in part, by an 8% decrease in the average value of each net new contract. The increase in the number of net new contracts signed in the three months ended July 31, 2009, as compared to the fiscal 2008 period, was due to a decrease in the number of contracts cancelled in the fiscal 2009 period, as compared to the fiscal 2008 period. The decrease in the average sales price of net new contracts signed was primarily due to higher sales incentives given to homebuyers in the fiscal 2009 period, as compared to the fiscal 2008 period, and a shift in the number of contracts signed to less expensive areas and/or products in the fiscal 2009 periods, as compared to the fiscal 2008 periods, offset, in part, by a lower average sales price on contacts cancelled in the fiscal 2009 period, as compared to the fiscal 2008 period.

We reported losses before income taxes of $181.9 million and $35.5 million for the nine-month and three-month periods ended July 31, 2009, respectively, as compared to losses before income taxes of $149.6 million and $48.0 million, respectively, in the nine-month and three-month periods ended July 31, 2008. The increased losses in the nine months ended July 31, 2009, as compared to the nine months ended July 31, 2008, were attributable to lower revenues and higher cost of revenues as a percentage of revenues in the fiscal 2009 periods, as compared to the fiscal 2008 periods, partially offset by impairment charges related to unconsolidated entities in which we have investments of $5.3 million in the fiscal 2009 period, as compared to $141.3 million in fiscal 2008 period. For the nine months ended July 31, 2009, cost of revenues before interest as a percentage of revenues was 147.7%, as compared to 96.8% in the comparable period of fiscal 2008. The increase in the fiscal 2009 percentage was primarily the result of higher inventory impairment charges recognized, increased sales incentives given to home buyers on homes delivered and a shift in product mix of homes delivered to lower margin product or areas. We recognized inventory impairment charges of $180.1 million in the nine-month period ended July 31, 2009, as compared to $143.6 million in the comparable period of fiscal 2008. The higher sales incentives in nine months ended July 31, 2009 increased cost of revenues as a percentage of revenue by approximately 5.8%. This geographic segment benefited from the recognition of $40.2 million of income in the nine months ended July 31, 2008 attributable to net proceeds received by us from a condemnation award.

The decrease in the loss before income taxes for the three months ended July 31, 2009, as compared to the three months ended July 31, 2008, was primarily due to a $28.4 million impairment charge in the fiscal 2008 period, as compared to a $5.3 million charge related to unconsolidated entities in which we have investments in the fiscal 2009 period, and lower selling, general and administrative expenses in the fiscal 2009 period, as compared to the fiscal 2008 period, partially offset by higher cost of revenues in the fiscal 2009 period, as compared to the fiscal 2008 period. For the three months ended July 31, 2009 and 2008, cost of revenues before interest as a percentage of revenues was 112.4% and 98.2%, respectively. The increase in the fiscal 2009 percentage was primarily the result of higher inventory impairment charges recognized as a percentage of revenues, increased sales incentives given to home buyers on homes delivered and a shift in product mix of homes delivered to lower margin product or areas. We recognized inventory impairment charges of $30.9 million and $46.7 million in the three-month periods ended July 31, 2009 and 2008, respectively. The higher sales incentives in the three-month period ended July 31, 2009 increased cost of revenues as a percentage of revenue by approximately 8.3%.

Other

Other loss before income taxes for the nine months ended July 31, 2009 was $69.2 million, a decrease of $6.2 million from the $75.4 million loss before income taxes reported for the nine months ended July 31, 2008. This decrease was primarily the result of lower unallocated general and administrative expenses of $27.6 million in the fiscal 2009 period, as compared to the fiscal 2008 period, partially offset by, a $16.2 million decline in interest income in the fiscal 2009 period, as compared to the fiscal 2008 period, a $3.8 million decline in income from ancillary businesses and management fee income in the fiscal 2009 period, as compared to the fiscal 2008 period, interest expense of $1.8 million in the fiscal 2009 period due to interest on homebuilding indebtedness exceeding the amount eligible for capitalization, and the recognition of a $2.1 million charge in the fiscal 2009 period in connection with the redemption of $293.0 million of our senior subordinated notes.

For the three months ended July 31, 2009 and 2008, other loss before income taxes was $13.2 million and $19.9 million, respectively. The decrease was primarily due to lower unallocated general and administrative expenses of $14.2 million in the fiscal 2009 period, as compared to the fiscal 2008 period, offset, in part, by a $6.8 million decline in interest income in the fiscal 2009 period, as compared to the fiscal 2008 period.

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

The table below sets forth, at July 31, 2009, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):

	Fixed-Rate Debt		Variable-Rate Debt
		Weighted-Average		Weighted-Average
Fiscal Year of Maturity	Amount	Interest Rate	Amount	Interest Rate

2009	$22,768	6.66%	$56,963	2.16%
2010	25,103	5.61%	72,122	1.03%
2011	17,245	7.01%	331,817	0.81%
2012	55,292	8.00%	150	0.65%
2013	550,574	6.46%	150	0.65%
Thereafter	1,001,968	6.59%	12,545	0.65%
Discount	(13,309)

Total	$1,659,641	6.58%	$473,747	1.00%

Fair value at July 31, 2009	$1,629,034		$473,747

Based upon the amount of variable-rate debt outstanding at July 31, 2009, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $4.7 million per year.

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

There has not been any change in internal control over financial reporting during our quarter ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 1, 2009, a third shareholder derivative action was filed, also in federal court in Philadelphia, PA, against the current members of our board of directors and Joseph R. Sicree, our Chief Accounting Officer. This complaint is identical to the previous shareholder complaint filed in Philadelphia and on July 14, 2009, the two cases were consolidated.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended July 31, 2009, we repurchased the following shares of our common stock:

			Total Number	Maximum
	Total	Average	of Shares	Number of Shares
	Number of	Price	Purchased as Part of a	that May Yet be
	Shares	Paid Per	Publicly Announced	Purchased Under the
Period	Purchased(a)	Share	Plan or Program(b)	Plan or Program(b)
	(In thousands)		(In thousands)	(In thousands)

May 1, 2009 to May 31, 2009	5	$19.23	5	11,883
June 1, 2009 to June 30, 2009	6	$17.69	6	11,877
July 1, 2009 to July 31, 2009	4	$17.65	4	11,873

	15	$18.24	15

(a)	The terms of our Restricted Stock Unit awards (“RSUs”) permit us to withhold from the total number of shares of our common stock that an employee is entitled to receive upon distribution pursuant to a RSU that number of shares having a fair market value at the time of distribution equal to the applicable income tax withholdings, and remit the remaining shares to the employee. During the three months ended July 31, 2009, we withheld 771 shares subject to RSUs with a fair market value of $14,400 to cover income taxes on distributions, and distributed 1,412 shares to employees.

(b)	On March 26, 2003, we announced that our Board of Directors had authorized the repurchase of up to 20 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.

Except as set forth above, we have not repurchased any of our equity securities.

We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so. Rather, we will follow a policy of retaining earnings in order to finance future growth in our business and, from time to time, repurchase shares of our common stock.

The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our earnings, capital requirements, our operating and financial condition, and any contractual limitations then in effect. In this regard, our senior subordinated notes contain restrictions on the amount of dividends we may pay on our common stock. In addition, our Credit Facility requires us to maintain a minimum tangible net worth (as defined in the credit agreement), which restricts the amount of dividends we may pay. At July 31, 2009, under the most restrictive of these provisions, we could have paid up to approximately $647.2 million of cash dividends.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

3.1		Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Stock of Toll Brothers, Inc. is hereby incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2009.
4.1		Rights Agreement dated as of June 17, 2009 by and between the Registrant and American Stock Transfer & Trust Company, LLC, as Rights Agent, is hereby incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2009.
12	.1*	Statement re: Computation of Ratios of Earnings to Fixed Charges
31	.1*	Certification of Robert I. Toll pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Joel H. Rassman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Robert I. Toll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Joel H. Rassman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC.
(Registrant)

By:	Joel H. Rassman
Joel H. Rassman
Executive Vice President, Treasurer and Chief
Financial Officer (Principal Financial Officer)

Date: September 3, 2009

By:	Joseph R. Sicree
Joseph R. Sicree
Senior Vice President and Chief Accounting
Officer (Principal Accounting Officer)

Date: September 3, 2009