Form 10-K
period 2009-10-31
TOLL BROTHERS INC
filed 2009-12-21
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2009
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
(215) 938-8000

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock (par value $.01)*	New York Stock Exchange
Guarantee of Toll Brothers Finance Corp. 6.875% Senior Notes due 2012	New York Stock Exchange
Guarantee of Toll Brothers Finance Corp. 5.95% Senior Notes due 2013	New York Stock Exchange
Guarantee of Toll Brothers Finance Corp. 4.95% Senior Notes due 2014	New York Stock Exchange
Guarantee of Toll Brothers Finance Corp. 5.15% Senior Notes due 2015	New York Stock Exchange
Guarantee of Toll Brothers Finance Corp. 8.910% Senior Notes due 2017	New York Stock Exchange
Guarantee of Toll Brothers Finance Corp. 6.750% Senior Notes due 2019	New York Stock Exchange

* Includes associated Right to Purchase Series A Junior Participating Preferred Stock and Right to Purchase Series B Junior Participating Preferred Stock.

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of April 30, 2009, the aggregate market value of the Common Stock held by non-affiliates (all persons other than executive officers and directors of Registrant) of the Registrant was approximately $2,807,990,000.

As of December 9, 2009, there were approximately 165,107,000 shares of Common Stock outstanding.

Documents Incorporated by Reference:

Portions of the proxy statement of Toll Brothers, Inc. with respect to the 2010 Annual Meeting of Stockholders, scheduled to be held on March 17, 2010, are incorporated by reference into Part III of this report.

PART I

ITEM 1.	BUSINESS

General

Toll Brothers, Inc., a Delaware corporation formed in May 1986, began doing business through predecessor entities in 1967. When this report uses the words “we,” “us,” and “our,” it refers to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires.

We design, build, market and arrange financing for single-family detached and attached homes in luxury residential communities. We are also involved, directly and through joint ventures, in projects where we are building, or converting existing rental apartment buildings into, high-, mid- and low-rise luxury homes. We cater to move-up, empty-nester, active-adult, age-qualified and second-home buyers in 21 states of the United States. In the five years ended October 31, 2009, we delivered 32,189 homes from 604 communities, including 2,965 homes from 318 communities in fiscal 2009. Included in the five-year deliveries are 424 units that were delivered in four communities where we used the percentage of completion accounting method to recognize revenues and cost of revenues.

Our traditional, single-family communities are generally located on land we have either acquired and developed or acquired fully approved and, in some cases, improved. We also operate through a number of joint ventures. Currently, we operate in the major suburban and urban residential areas of:

•	the Philadelphia, Pennsylvania metropolitan area

•	the Lehigh Valley area of Pennsylvania

•	central and northern New Jersey

•	the Virginia and Maryland suburbs of Washington, D.C.

•	the Baltimore, Maryland metropolitan area

•	the Eastern Shore of Maryland and Delaware

•	the Richmond, Virginia metropolitan area

•	the Boston, Massachusetts metropolitan area

•	Fairfield, Hartford and New Haven Counties, Connecticut

•	Westchester, Dutchess, Ulster and Saratoga Counties, New York

•	the boroughs of Manhattan, Brooklyn and Queens in New York City

•	the Los Angeles, California metropolitan area

•	the San Francisco Bay, Sacramento and San Jose areas of northern California

•	the Palm Springs, California area

•	the Phoenix, Arizona metropolitan area

•	the Raleigh and Charlotte, North Carolina metropolitan areas

•	the Dallas, Austin, San Antonio and Houston, Texas metropolitan areas

•	the southeast and southwest coasts and the Jacksonville and Orlando areas of Florida

•	the Atlanta, Georgia metropolitan area

•	the Las Vegas and Reno, Nevada metropolitan areas

•	the Detroit, Michigan metropolitan area

•	the Chicago, Illinois metropolitan area

•	the Denver, Colorado metropolitan area

•	the Hilton Head area of South Carolina

•	the Minneapolis/St. Paul, Minnesota metropolitan area, and

•	the Martinsburg, West Virginia area.

We continue to explore additional geographic areas and markets for expansion, as appropriate.

We operate our own land development, architectural, engineering, mortgage, title, landscaping, lumber distribution, house component assembly, and manufacturing operations. We also develop, own and operate golf courses and country clubs associated with several of our master planned communities.

Since the fourth quarter of fiscal 2005, we have experienced a slowdown in our business. The value of net contracts signed in fiscal 2009 was 81.8% lower than the value of net contracts signed in fiscal 2005. This slowdown, which we believe started with a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale, has been exacerbated by, among other things, a decline in the overall economy, increasing unemployment, fear of job loss, a significant decline in home prices, a large number of homes that are or will be available for sale due to foreclosure, the inability of our home buyers to sell their current homes, a deterioration in the credit markets, and the direct and indirect impact of the turmoil in the mortgage loan market. We began to see some improvement in our business in late March 2009, and the market appeared to be gaining momentum through early September 2009, which we believe was due to improvement in consumer confidence over the prior year, the increasing stabilization of home prices, a decline in unsold home inventories and a reduction in buyer cancellation rates. Since September 2009, however, demand has been choppy. We believe that the key to a full recovery in our business is reliant upon a more significant return of consumer confidence and a sustained stabilization of financial markets and home prices.

For information and analyses of recent trends in our operations and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report on Form 10-K (“Form 10-K”), and for financial information about our results of operations, assets, liabilities, stockholders’ equity and cash flows, see the accompanying consolidated financial statements and notes thereto in Item 8 of this Form 10-K.

At October 31, 2009, we had 251 communities containing approximately 17,831 home sites that we owned or controlled through options. Of our 251 communities, 200 were offering homes for sale, 32 had been offering homes for sale but were temporarily closed due to business conditions and 19 were sold out but not all homes had been completed and delivered. Of the 17,831 home sites, 16,300 were available for sale and 1,531 were under agreement of sale but not yet delivered (“backlog”). At October 31, 2009, we also owned or controlled through options approximately 14,086 home sites in 119 proposed communities. We expect to be selling from approximately 200 communities by October 31, 2010. Of the approximately 31,917 total home sites that we owned or controlled through options at October 31, 2009, we owned approximately 26,872.

At October 31, 2009, we were offering single-family detached homes in 138 communities at prices, excluding customized options, lot premiums and sales incentives, generally ranging from $235,000 to $1,911,000. During fiscal 2009, we delivered 1,659 single-family detached homes at an average base price of approximately $626,300. On average, our single-family detached home buyers added approximately 26.0%, or $163,000 per home, in customized options and lot premiums to the base price of single-family detached homes we delivered in fiscal 2009. At October 31, 2009, we were offering sales incentives that averaged approximately 10.9% of the sales price of our single-family detached homes.

At October 31, 2009, we were offering attached homes in 62 communities at prices, excluding customized options, lot premiums and sales incentives, generally ranging from $180,000 to $840,000, with some units offered at prices higher than $840,000. During fiscal 2009, we delivered 1,306 attached homes at an average base price of approximately $508,700. On average, our attached home buyers added approximately 8.8%, or $44,600 per home, in customized options and lot premiums to the base price of attached homes we delivered in fiscal 2009. At October 31, 2009, we were offering sales incentives that averaged approximately 11.8% of the sales price of our attached homes.

We had a backlog of $874.8 million (1,531 homes) at October 31, 2009 and $1.33 billion (2,046 homes) at October 31, 2008. Of the homes in backlog at October 31, 2009, approximately 94% are scheduled to be delivered by October 31, 2010.

In recognition of our achievements, we have received numerous awards from national, state and local home builder publications and associations, including all three of the industry’s highest honors: America’s Best Builder (1996), the National Housing Quality Award (1995), and Builder of the Year (1988).

We attempt to reduce certain risks by controlling land for future development through options whenever we can, thus allowing the necessary governmental approvals to be obtained before acquiring title to the land; generally commencing construction of a home only after executing an agreement of sale with a buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis. In order to obtain better terms or prices, or due to competitive pressures, we may purchase properties outright, or acquire an underlying mortgage, prior to obtaining all of the governmental approvals necessary to commence development. Our risk reduction strategy of generally not commencing the construction of a home until we had an agreement of sale with a buyer was effective in the past, but, due to the significant number of cancellations of agreements of sale that we have had during the current downturn in the housing market, many of which were for homes on which we had commenced construction, and the increase in the number of multi-family communities that we have under construction, the number of homes under construction for which we do not have an agreement of sale has increased from our historical levels.

Our Communities

Our communities are generally located in affluent suburban areas near major highways providing access to major cities. We are also operating in the affluent urban markets of Hoboken and Jersey City, New Jersey, New York City, New York and Philadelphia, Pennsylvania. The following table lists the 21 states in which we operate and the fiscal years in which we or our predecessors commenced operations:

Fiscal Year
State	of Entry

Pennsylvania	1967
New Jersey	1982
Delaware	1987
Massachusetts	1988
Maryland	1988
Virginia	1992
Connecticut	1992
New York	1993
California	1994
North Carolina	1994
Texas	1995
Florida	1995
Arizona	1995
Nevada	1998
Illinois	1998
Michigan	1999
Colorado	2001
South Carolina	2002
Minnesota	2005
West Virginia	2006
Georgia	2007

We market our high-quality single-family homes to “upscale” luxury home buyers, generally comprised of those persons who have previously owned a principal residence and who are seeking to buy a larger home — the so-called “move-up” market. We believe our reputation as a developer of homes for this market enhances our competitive position with respect to the sale of our smaller, more moderately priced, detached homes, as well as our attached homes.

We also market to the 50+ year-old “empty-nester” market which we believe has strong growth potential. We have developed a number of home designs with features such as one-story living and first-floor master bedroom suites, as well as communities with recreational amenities such as golf courses, marinas, pool complexes, country clubs and recreation centers, that we believe appeal to this category of home buyer. We have integrated certain of these designs and features in some of our other home types and communities.

We develop active-adult, age-qualified communities for households in which at least one member is 55 years of age. As of October 31, 2009, we were selling from 14 such communities and expect to open additional age-qualified communities during the next few years. In fiscal 2009, approximately 10% and 13% of the value and number of net contracts signed, respectively, were in active-adult communities.

We also have been selling homes in the second-home market for several years and currently offer them in Arizona, California, Delaware, Florida, Maryland, Nevada, Pennsylvania and South Carolina.

In order to serve a growing market of affluent move-up families, empty-nesters and young professionals seeking to live in or close to major cities, we have developed and are developing a number of high-density, high-, mid- and low-rise urban luxury communities and are in the process of converting several for-rent apartment buildings to condominiums. These communities, which we are currently developing on our own or through joint ventures, are located in Dublin and San Jose, California; Singer Island, Florida; Bloomingdale, Illinois; North Bethesda, Maryland; Hoboken, Jersey City and Plainsboro, New Jersey; the boroughs of Manhattan, Queens and Brooklyn, New York; Philadelphia, Pennsylvania and its suburbs; and Leesburg, Virginia.

We believe that the demographics of the move-up, empty-nester, active-adult, age-qualified and second-home up-scale markets will provide us with the potential for growth in the coming decade. According to the U.S. Census Bureau, the number of households earning $100,000 or more (in constant 2008 dollars), at March 2009, stood at 24.0 million households, or approximately 20.5% of all U.S. households. This group has grown at four times the rate of increase of all U.S. households since 1980. According to a 2009 Harvard University study, the number of projected new household formations during the 10 year period between 2010 and 2020 will be between 10.5 million and 14.8 million.

Although the leading edge of the baby boom generation is now in its early 60s, the largest group of baby boomers, the more than four million born annually between 1954 and 1964, is now in its peak move-up home buying years. The number of households with persons 55 to 64 years old, the focus of our age-qualified communities, is projected to increase significantly over the next 10 years.

We develop individual stand-alone communities as well as multi-product, master planned communities. We currently have 24 master planned communities. Our master planned communities, many of which include golf courses and other country club-type amenities, enable us to offer multiple home types and sizes to a broad range of move-up, empty-nester, active-adult and second-home buyers. We seek to realize efficiencies from shared common costs, such as land development and infrastructure, over the several communities within the master planned community. We currently have master planned communities in Arizona, California, Florida, Illinois, Maryland, Michigan, Nevada, North Carolina, Pennsylvania, South Carolina, Virginia and West Virginia.

Each of our single-family detached-home communities offers several home plans, with the opportunity for home buyers to select various exterior styles. We design each community to fit existing land characteristics. We strive to achieve diversity among architectural styles within a community by: offering a variety of house models and several exterior design options for each model, preserving existing trees and foliage whenever practicable, and curving street layouts which allow relatively few homes to be seen from any vantage point. Normally, homes of the same type or color may not be built next to each other. Our communities have attractive entrances with distinctive signage and landscaping. We believe that our added attention to community detail avoids a “development” appearance and gives each community a diversified neighborhood appearance that enhances home values.

Our traditional attached home communities generally offer one- to four-story homes, provide for limited exterior options and often include commonly owned recreational facilities such as playing fields, swimming pools and tennis courts.

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

We offer some of the same basic home designs in similar communities. However, we are continuously developing new designs to replace or augment existing ones to ensure that our homes reflect current consumer tastes. We use our own architectural staff, and also engage unaffiliated architectural firms, to develop new designs. During the past year, we introduced 14 new single-family detached models, 16 new single-family attached models and 2 new condominium models.

In all of our communities, a wide selection of options is available to home buyers for additional charges. The number and complexity of options typically increase with the size and base selling price of our homes. Major options include additional garages, guest suites and other additional rooms, finished lofts and extra fireplaces. On average, options purchased by our detached home buyers, including lot premiums, added approximately 26.0%, or $163,000 per home, to the base price of homes delivered in fiscal 2009, and options purchased by our attached home buyers, including lot premiums, added approximately 8.8%, or $44,600 per home, to the base price of homes delivered in fiscal 2009.

The general range of base sales prices for our different lines of homes at October 31, 2009, was as follows:

Detached homes
Move-up	$235,000	to	$1,037,000
Executive	265,000	to	977,000
Estate	340,000	to	1,911,000
Active-adult, age-qualified	286,000	to	596,000
Attached homes
Flats	$229,000	to	$700,000
Townhomes/Carriage homes	180,000	to	840,000
Active-adult, age-qualified	257,000	to	497,000
Mid-rise	200,000	to	603,000

In addition, at October 31, 2009, we had several mid-rise/high-rise projects that included units being offered for sale at prices that were considerably higher than $603,000.

Contracts for the sale of homes are at fixed prices. In the past, the prices at which homes were offered in a community generally increased during the period in which that community was offering homes for sale; however, the current weak market has adversely affected that pattern. In fiscal 2009, the average sales incentive on homes delivered was approximately $93,200, as compared to approximately $70,200 in fiscal 2008, and $34,100 in fiscal 2007. At October 31, 2009, we were offering sales incentives that averaged $70,300 per home, as compared to $61,000 at October 31, 2008, and $46,400 at October 31, 2007.

The following table summarizes certain information with respect to our residential communities under development at October 31, 2009:

					Homes
	Total	Number of			Under
Geographic	Number of	Selling	Homes	Homes	Contract but	Home Sites
Segment	Communities	Communities	Approved	Closed	not Closed	Available

North	68	51	9,677	4,870	550	4,257
Mid-Atlantic	72	56	11,820	5,704	493	5,623
South	52	43	6,626	2,372	282	3,972
West	59	50	5,893	3,239	206	2,448

Total	251	200	34,016	16,185	1,531	16,300

At October 31, 2009, significant site improvements had not yet commenced on approximately 6,600 of the 16,300 available home sites. Of the 16,300 available home sites, 1,136 were not yet owned by us, but were controlled through options.

Of our 251 communities under development at October 31, 2009, 200 were offering homes for sale, 32 that had previously been offering homes for sale were temporarily closed due to business conditions and 19 were sold out but not all homes had been completed and delivered. Of the 200 communities in which homes were being offered for sale at October 31, 2009, 138 were single-family detached home communities and 62 were attached home communities. At October 31, 2009, we had 920 homes (exclusive of model homes) under construction or completed but not under contract, of which 190 were in detached home communities and 730 were in attached home communities. In addition, we had 295 units that were temporarily being held as rental units. Of the 730 homes under construction or completed but not under contract in attached home communities at October 31, 2009, 376 were in high- and mid-rise projects and 22 were in two communities that we acquired and are converting to condominium units.

At the end of each fiscal quarter, we review the profitability of each of our operating communities. For those communities operating below certain profitability thresholds, we estimate the expected future cash flow for each of those communities. For each community whose estimated cash flow is not sufficient to recover its carrying value, we estimate the fair value of the community in accordance with U.S. generally accepted accounting principles (“GAAP”) and recognize an impairment charge for the difference between the estimated fair value of the community and its carrying value. In fiscal 2009, 2008 and 2007, we recognized impairment charges related to operating communities of $267.4 million, $399.1 million and $177.5 million, respectively.

For more information regarding revenues, gross contracts signed, contract cancellations, net contracts signed, sales incentives provided on units delivered, and (loss) income before income taxes by geographic segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Geographic Segments” in Item 7 of this Form 10-K.

Land Policy

Before entering into an agreement to purchase a land parcel, we complete extensive comparative studies and analyses on detailed internally-designed forms that assist us in evaluating the acquisition. Historically, we have attempted to enter into option agreements to purchase land for future communities. However, in order to obtain better terms or prices, or due to competitive pressures, we acquire property outright from time to time. We have also entered into several joint ventures with other builders or developers to develop land for the use of the joint venture participants or for sale to outside third parties. In addition, we have, at times, acquired the underlying mortgage on a property and subsequently obtained title to that property.

We generally enter into agreements to purchase land, referred to in this Form 10-K as “land purchase contracts,” “purchase agreements,” “options” or “option agreements,” on a non-recourse basis, thereby limiting our financial exposure to the amounts expended in obtaining any necessary governmental approvals, the costs incurred in the planning and design of the community and, in some cases, some or all of our deposit. The use of options or purchase agreements may increase the price of land that we eventually acquire, but reduces our risk by allowing us to obtain the necessary development approvals before acquiring the land or allowing us to delay the acquisition to a later date. Historically, as approvals were obtained, the value of the options, purchase agreements and land generally increased. However, in any given time period, this may not happen. We have the ability to extend many of these options for varying periods of time, in some cases by making an additional payment and, in other cases, without any additional payment. Our purchase agreements are typically subject to numerous conditions including, but not limited to, the ability to obtain necessary governmental approvals for the proposed community. Our deposit under an agreement may be returned to us if all approvals are not obtained, although pre-development costs may not be recoverable. We generally have the right to cancel any of our agreements to purchase land by forfeiture of some or all of the deposits we have made pursuant to the agreement.

Our ability to continue development activities over the long-term will be dependent, among other things, upon a suitable economic environment and our continued ability to locate and enter into options or agreements to purchase land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of such land.

The following is a summary of home sites that we either owned or controlled through options or purchase agreements at October 31, 2009 for future communities, as distinguished from those communities currently under development:

	Total	Number of
Geographic	Number of	Planned
Segment	Communities	Home Sites

North	29	4,236
Mid-Atlantic	48	5,834
South	15	1,533
West	27	2,483

	119	14,086

Of the 14,086 planned home sites at October 31, 2009, we owned 10,177 and controlled 3,909 through options and purchase agreements. At October 31, 2009, the aggregate purchase price of land parcels subject to option and purchase agreements in operating communities and future communities was approximately $568.5 million (including $138.5 million of land to be acquired from joint ventures in which we have invested). Of the $568.5 million of land purchase commitments, we paid or deposited $78.7 million, we will receive a credit for prior investments in joint ventures of approximately $36.7 million and, if we acquire all of these land parcels, we will be required to pay an additional $453.1 million. Of the additional $453.1 million we would be required to pay, we recorded $119.7 million of this amount in accrued expenses at October 31, 2009. The purchases of these land parcels are scheduled over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.

We evaluate all of the land owned or optioned for future communities on an ongoing basis for continued economic and market feasibility. During each of the fiscal years ended October 31, 2009, 2008 and 2007, such feasibility analyses resulted in approximately $198.0 million, $245.9 million and $442.0 million, respectively, of capitalized costs related to land owned or optioned for future communities being charged to cost of revenues because such costs were no longer deemed to be recoverable.

We have a substantial amount of land currently under control for which approvals have been obtained or are being sought (as set forth in the tables above). We devote significant resources to locating suitable land for future development and obtaining the required approvals on land under our control. There can be no assurance that the necessary development approvals will be secured for the land currently under our control or for land which we may acquire control of in the future or that, upon obtaining such development approvals, we will elect to complete the purchases of land under option or complete the development of land that we own. We generally have been successful in obtaining governmental approvals in the past. Based upon our current decreased level of business, we believe that we have an adequate supply of land in our existing communities and proposed communities (assuming that all properties are developed) to maintain our operations at current levels for several years.

Community Development

We expend considerable effort in developing a concept for each community, which includes determining the size, style and price range of the homes, the layout of the streets and individual home sites, and the overall community design. After the necessary governmental subdivision and other approvals have been obtained, which may take several years, we improve the land by: clearing and grading it; installing roads, underground utility lines and recreational amenities; erecting distinctive entrance structures; and staking out individual home sites.

Each community is managed by a project manager. Working with sales staff, construction managers, marketing personnel and, when required, other in-house and outside professionals such as accountants, engineers, architects and legal counsel, a project manager is responsible for supervising and coordinating the various developmental steps such as land approval, land acquisition, marketing, selling, construction and customer service, and the monitoring of the progress of work and controlling expenditures. Major decisions regarding each community are made in consultation with senior members of our management team.

For our single-family detached and attached homes that generally take less than one year to build, we recognize revenue and costs from these home sales only when title and possession of a home is transferred to the buyer, which usually occurs shortly after home construction is substantially completed. For high-rise/mid-rise projects where the construction time is substantially longer than one year and which qualify under Accounting Standards Codification (“ASC”) 360-20 for percentage of completion accounting, revenues and costs of individual communities are recognized on the individual projects’ aggregate value of units for which the home buyers have signed binding agreements of sale, less an allowance for cancellations, and is based on the percentage of total estimated construction costs which have been incurred. For high-rise/mid-rise projects that do not qualify for percentage of completion accounting, we recognize revenues and costs when title and possession of a home is transferred to the buyer. During fiscal 2008 and fiscal 2007, we completed construction on four projects for which we used the percentage of completion accounting method to recognize revenues and costs. Subsequent to fiscal 2008, any remaining units in these projects have been or will be accounted for using the completed contract method of accounting. Based upon the current accounting rules and interpretations, we do not believe that any of our current or future communities qualify for percentage of completion accounting.

The most significant variable affecting the timing of our revenue stream, other than housing demand, is the opening of the community for sale, which generally occurs shortly after receipt of final land regulatory approvals. Receipt of approvals permits us to begin the process of obtaining executed sales contracts from home buyers. Although our sales and construction activities vary somewhat by season, which can affect the timing of closings, any such seasonal effect is relatively insignificant compared to the effect of the timing of receipt of final regulatory approvals, the opening of the community and the subsequent timing of closings. In the current economic and housing slowdown, we have delayed the opening of new communities and temporarily shut down a number of operating communities to reduce operating expenses and conserve cash.

We act as a general contractor for most of our projects. Subcontractors perform all home construction and land development work, generally under fixed-price contracts. We purchase most of the materials we use to build our homes and in our land development activities directly from the manufacturers or producers. We generally have multiple sources for the materials we purchase and we have not experienced significant delays due to unavailability of necessary materials. See “Manufacturing/Distribution Facilities” in Item 2 of this Form 10-K.

Our construction managers and assistant construction managers coordinate subcontracting activities and supervise all aspects of construction work and quality control. One of the ways in which we seek to achieve home buyer satisfaction is by providing our construction managers with incentive compensation arrangements based upon each home buyer’s satisfaction, as expressed by their responses on pre-closing and post-closing questionnaires.

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

In determining the prices for our homes, we utilize, in addition to management’s extensive experience, an internally-developed value analysis program that compares our homes with homes offered by other builders in each local marketing area. In our application of this program, we assign a positive or negative dollar value to differences between our product features and those of our competitors, such as house and community amenities, location and reputation.

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

We advertise in newspapers, other local and regional publications, and on billboards. We also use attractive color brochures to market our communities. The internet is also an important resource we use in marketing and providing information to our customers. Visitors to our award-winning web site, www.tollbrothers.com, can obtain detailed information regarding our communities and homes across the country, take panoramic or video tours of our homes and design their own home based upon our available floor plans and options.

Due to the current weak market conditions and in an effort to promote the sales of homes, including the significant number of speculative homes that we had due to sales contract cancellations, we increased the amount of sales incentives offered to home buyers. These incentives will vary by type and amount on a community-by-community and home-by-home basis. The average value of sales incentives given to home buyers on homes delivered in fiscal 2009, 2008 and 2007 was approximately $93,200, $70,200 and $34,100, respectively. At October 31, 2009, we were offering sales incentives, on average, of $70,300 per home.

All of our homes are sold under our limited warranty as to workmanship and mechanical equipment. Many homes also come with a limited ten-year warranty as to structural integrity.

We have a two-step sales process. The first step takes place when a potential home buyer visits one of our communities and decides to purchase one of our homes, at which point the home buyer signs a non-binding deposit agreement and provides a small, refundable deposit. This deposit will reserve, for a short period of time, the home site or unit that the home buyer has selected and locks in the base price of the home. Deposit rates are tracked on a weekly basis to help us monitor the strength or weakness in demand in each of our communities. If demand for homes in a particular community is strong, senior management will determine whether the base selling prices in that community should be increased; whereas if demand for the homes in a particular community is weak, we may determine whether sales incentives and/or discounts on home prices should be adjusted. Because these deposit agreements are non-binding, they are not recorded as signed contracts, nor are they recorded in backlog.

The second step in the sales process occurs when we actually sign a binding agreement of sale with the home buyer and the home buyer gives us a cash down payment which is generally non-refundable. Cash down payments currently average approximately 8.3% of the total purchase price of a home, although, historically, they have averaged approximately 7% of the total purchase price of a home. Between the time that the home buyer signs the non-binding deposit agreement and the binding agreement of sale, he or she is required to complete a financial questionnaire that gives us the ability to evaluate whether the home buyer has the financial resources necessary to purchase the home. If we determine that the home buyer is not financially qualified, we will not enter into an agreement of sale with the home buyer. During fiscal 2009, 2008 and 2007, our customers signed gross contracts for $1.63 billion (2,903 homes), $2.34 billion (3,920 homes) and $4.18 billion (6,024 homes), respectively. During fiscal 2009, fiscal 2008 and fiscal 2007, our home buyers cancelled home purchase contracts with a value of $321.2 million (453 homes), $733.2 million (993 homes) and $1.17 billion (1,584 homes), respectively. Contract cancellations in a fiscal year include all contracts cancelled in that fiscal year, whether signed in that fiscal year or signed in prior fiscal years. When we report net contracts signed, the number and value of contracts signed are reported net of all cancellations occurring during the reporting period, whether signed in that reporting period or in a prior period. Only outstanding agreements of sale that have been signed by both the home buyer and us as of the end of the period for which we are reporting are included in backlog. As a result of cancellations, we retained $21.8 million, $32.5 million and $36.5 million of customer deposits in fiscal 2009, 2008 and 2007, respectively. These retained deposits are included in interest and other income in our statements of operations.

While we try to avoid selling homes to speculators and generally do not build detached homes without first having a signed agreement of sale, we have been impacted by an overall increase in the supply of homes available for sale in many markets as speculators attempted to sell the homes they purchased or cancelled contracts for homes under construction, the large number of homes that are or will be available for sale due to increased foreclosures, and as other builders, who, as part of their business strategy, were building homes in anticipation of capturing additional sales in a demand-driven market, attempted to reduce their inventories by lowering prices and adding incentives. In addition, based on our experience and the high cancellation rates reported by us and by other builders, we believe cancellations by non-speculative buyers have also added to the oversupply of homes in the marketplace. At October 31, 2009, we had 898 unsold units under construction (excluding condominium conversion units), including 376 units in high-density product that generally have a longer construction time than our traditional product. At October 31, 2008, we had 1,295 unsold units (excluding condominium conversion units), including 522 units in high-density product that generally have a longer construction time than our traditional product.

At October 31, 2009, our backlog of homes was $874.8 million (1,531 homes). Of the homes in backlog at October 31, 2009, approximately 94% of the homes are scheduled to be delivered by October 31, 2010.

Our mortgage subsidiary provides mortgage financing for a portion of our home closings. Our mortgage subsidiary determines whether the home buyer qualifies for the mortgage he or she is seeking based upon information provided by the home buyer and other sources. For those home buyers that qualify, our mortgage subsidiary provides the home buyer with a mortgage commitment that specifies the terms and conditions of a proposed mortgage loan based upon then-current market conditions. Prior to the actual closing of the home and funding of the mortgage, the home buyer will lock in an interest rate based upon the terms of the commitment. At the time of rate lock, our mortgage subsidiary agrees to sell the proposed mortgage loan to one of several outside recognized mortgage financing institutions (“investors”) that it uses, which is willing to honor the terms and conditions, including the interest rate, committed to the home buyer. We believe that these investors have adequate financial resources to honor their commitments to our mortgage subsidiary. At October 31, 2009, our mortgage subsidiary was committed to fund $419.2 million of mortgage loans. Of these commitments, $122.2 million, as well as $41.7 million of mortgage loans receivable, have “locked-in” interest rates. Our mortgage subsidiary has commitments from investors to acquire the entire $163.9 million of these locked-in loans and receivables. Our home buyers have not locked in the interest rate on the remaining $297.0 million.

Competition

The homebuilding business is highly competitive and fragmented. We compete with numerous home builders of varying sizes, ranging from local to national in scope, some of which have greater sales and financial resources than we have. Sales of existing homes, whether by a homeowner or by a financial institution that has acquired a home through a foreclosure, also provide competition. We compete primarily on the basis of price, location, design, quality, service and reputation; however, we believe our financial stability, relative to most others in our industry, has become an increasingly favorable competitive factor. When our industry recovers, we believe that we will see reduced competition from the small and mid-sized private builders in the luxury market. Their access to capital already appears to be severely constrained. We envision that there will be fewer and more selective lenders serving our industry at that time. We believe that those lenders likely will gravitate to the home building companies that offer them the greatest security, the strongest balance sheets and the broadest array of potential business opportunities.

Regulation and Environmental Matters

We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular property or locality. In a number of our markets, there has been an increase in state and local legislation authorizing the acquisition of land as dedicated open space, mainly by governmental, quasi-public and non-profit entities. In addition, we are subject to various licensing, registration and filing requirements in connection with the construction, advertisement and sale of homes in our communities. The impact of these laws has been to increase our overall costs, and may have delayed the opening of communities or caused us to conclude that development of particular communities would not be economically feasible, even if any or all necessary governmental approvals were obtained. See “Land Policy” in this Item 1. We also may be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums in one or more of the areas in which we operate. Generally, such moratoriums relate to insufficient water or sewage facilities or inadequate road capacity.

In order to secure certain approvals in some areas, we may be required to provide affordable housing at below market rental or sales prices. The impact on us depends on how the various state and local governments in the areas in which we engage, or intend to engage, in development implement their programs for affordable housing. To date, these restrictions have not had a material impact on us.

We also are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of public health and the environment (“environmental laws”). The particular environmental laws that apply to any given community vary greatly according to the location and environmental condition of the site and the present and former uses of the site. Complying with these environmental laws may result in delays, may cause us to incur substantial compliance and other costs, and/or may prohibit or severely restrict development in certain environmentally sensitive regions or areas.

We maintain a policy of engaging independent environmental consultants to evaluate land for the potential of hazardous or toxic materials, wastes or substances before consummating an acquisition. Because we generally have obtained such assessments for the land we have purchased, we have not been significantly affected to date by the presence of such materials.

Our mortgage subsidiary is subject to various state and federal statutes, rules and regulations, including those that relate to licensing, lending operations and other areas of mortgage origination and financing. The impact of those statutes, rules and regulations can increase our home buyers’ cost of financing, increase our cost of doing business, as well as restrict our home buyers’ access to some types of loans.

Employees

At October 31, 2009, we employed 2,066 persons full-time. At October 31, 2009, we were subject to one collective bargaining agreement that covered approximately 2% of our employees. We consider our employee relations to be good.

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

Our principal internet address is www.tollbrothers.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports freely available on or through

www.tollbrothers.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of our web site are not, however, a part of this report.

Our Board of Directors has an audit committee, an executive compensation committee, a nominating and corporate governance committee and a public debt and equity securities committee. Each of these committees has a formal charter. We also have Corporate Governance Guidelines, a Code of Ethics for the Principal Executive Officer and Senior Financial Officers, and a Code of Ethics and Business Conduct which applies to all directors, officers and employees. Copies of these charters, guidelines and codes, and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers or directors, can be obtained free of charge from our web site, www.tollbrothers.com.

In addition, a copy of the foregoing filings (excluding exhibits), charters, guidelines and codes, and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers or directors, may be requested at no cost by writing to us at Toll Brothers, Inc., 250 Gibraltar Road, Horsham, PA 19044, Attention: Director of Investor Relations, or by telephoning us at (215) 938-8000.

ITEM 1A.	RISK FACTORS

Factors That May Affect Our Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Certain information included in this report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements may include, but are not limited to, information related to: anticipated operating results; home deliveries; financial resources; revenues; profitability; cost of revenues; selling, general and administrative expenses; interest expense; inventory write-downs; anticipated tax refunds; changes in accounting principles; effects of home buyer cancellations; growth and expansion; anticipated income to be realized from our investments in unconsolidated entities; the ability to acquire land; the ability to gain approvals to open new communities; the ability to sell homes and properties; the ability to deliver homes from backlog; the ability to secure materials and subcontractors; the outcome of legal proceedings to which we are a party; potential exposure relating to construction defect, product liability and home warranty issues and the possible impact of any claims relating thereto; the ability of our home buyers to obtain mortgages; the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities in the future; industry trends; and stock market valuations. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in presentations, on our web site and in other materials released to the public.

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

On December 3, 2009, we issued a press release and held a conference call to review the results of operations for our fiscal year ended October 31, 2009. The information contained in this report is consistent with that given in the press release and on the conference call on December 3, 2009, and we are not reconfirming or updating that information in this Form 10-K. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

The following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below, including factors unknown to us and factors known to us which we have determined to be immaterial, could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

The homebuilding industry is undergoing a significant downturn, and its duration and levels of severity are uncertain in the current state of the economy. A continued slowdown in our business will continue to adversely affect our operating results and financial condition.

The downturn in the homebuilding industry, which we believe began in the fourth quarter of our fiscal year ended October 31, 2005, has become one of the most severe in U.S. history. This downturn, which we believe started with a decline in consumer confidence, a decline in home prices and an oversupply of homes available for sale, has been exacerbated by, among other things, a decline in the overall economy, increasing unemployment, fear of job loss, a decline in the securities markets, the number of homes that are or will be available for sale due to foreclosures, an inability of home buyers to sell their current homes, a deterioration in the credit markets, and the direct and indirect impact of the turmoil in the mortgage loan market. All of these factors have contributed to the significant decline in the demand for new homes. Moreover, it is still unclear whether the government’s legislative and administrative measures aimed at restoring liquidity to the credit markets and providing relief to homeowners facing foreclosure will help to effectively stabilize prices and home values, or restore consumer confidence and increase demand in the homebuilding industry.

As a result of this continued downturn, our sales and results of operations have been adversely affected, we have incurred significant inventory impairments and other write-offs, our gross margins have declined significantly, and we incurred substantial losses, after write-offs, during fiscal 2009 and 2008. We cannot predict the duration or levels of severity of the current challenging conditions, nor can we provide assurance that our responses to the current downturn or the government’s attempts to address the troubles in the economy will be successful. If these conditions persist or continue to worsen, they will further adversely affect our operating results and financial condition.

Additional adverse changes in economic conditions in markets where we conduct our operations and where prospective purchasers of our homes live could further reduce the demand for homes and, as a result, could further reduce our results of operations and continue to adversely affect our financial condition.

Adverse changes in economic conditions in markets where we conduct our operations and where prospective purchasers of our homes live have had and may continue to have a negative impact on our business. Adverse changes in employment levels, job growth, consumer confidence, interest rates and population growth, or an oversupply of homes for sale may further reduce demand, depress prices for our homes and cause home buyers to cancel their agreements to purchase our homes. This, in turn, could further reduce our results of operations and continue to adversely affect our financial condition.

Continued cancellations of existing agreements of sale will have a continued adverse effect on our business.

Our backlog reflects agreements of sale with our home buyers for homes that have not yet been delivered. We have received a deposit from our home buyer for each home reflected in our backlog, and generally we have the right to retain the deposit if the home buyer does not complete the purchase. In some cases, however, a home buyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as state and local law, the home buyer’s inability to obtain mortgage financing, his or her inability to sell his or her current home or our inability to complete and deliver the home within the specified time. Our home buyers have cancelled a higher than normal number of agreements of sale since the fourth quarter of fiscal 2005. If the current industry downturn continues, if the current decline in economic conditions continues, or if mortgage financing becomes less available, more home buyers may cancel their agreements of sale with us. Although we have seen a decline in our cancellation rates over the past several months, a return to higher levels of home buyer cancellations would have an adverse effect on our business and results of operations.

The homebuilding industry is highly competitive and, if others are more successful or offer better value to our customers, our business could decline.

We operate in a very competitive environment, which is characterized by competition from a number of other home builders in each market in which we operate. We compete with large national and regional home building companies and with smaller local home builders for land, financing, raw materials and skilled management and labor resources. We also compete with the resale, or “previously owned,” home market which has increased significantly due to the large number of homes that have been foreclosed on or will be foreclosed on due to the current economic downturn. An oversupply of homes available for sale and the heavy discounting of home prices by some of our competitors has adversely affected demand for our homes and the results of our operations. Increased competition could require us to further increase our selling incentives and/or reduce our prices. If we are unable to compete effectively in our markets, our business could decline disproportionately to that of our competitors.

If we are not able to obtain suitable financing or our credit ratings are lowered, our business and results of operations may decline.

Our business and earnings depend substantially on our ability to obtain financing for the development of our residential communities, whether from bank borrowings or from financing in the public debt markets. Our revolving credit facility matures in March 2011 and $1.60 billion of our senior notes become due and payable at various times from November 2012 through November 2019. The availability of financing from banks has declined significantly during the current downturn. Although we saw some availability of credit in the public debt markets in fiscal 2009, due to the deterioration of the credit markets and the uncertainties that exist in the economy overall and for home builders in general, we cannot be certain that we will be able to replace existing financing or find additional sources of financing in the future.

If we are not able to obtain suitable financing at reasonable terms or replace existing debt and credit facilities when they become due or expire, our costs for borrowings will likely increase and our revenues may decrease, or we could be precluded from continuing our operations at current levels.

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

Our results of operations also depend on the ability of our potential home buyers to obtain mortgages for the purchase of our homes. The uncertainties created by recent events in the mortgage markets and their impact on the overall mortgage market, including the tightening of credit standards, could adversely affect the ability of our customers to obtain financing for a home purchase, thus preventing our potential home buyers from purchasing our homes. Moreover, increases in the cost of home mortgage financing could prevent our potential home buyers from purchasing our homes. In addition, where our potential home buyers must sell their existing homes in order to buy a home from us, increases in mortgage costs and/or lack of availability of mortgages could prevent the buyers of our potential home buyers’ existing homes from obtaining the mortgages they need to complete their purchases, which would result in our potential home buyers’ inability to buy a home from us. Similar risks apply to those buyers whose contract is in our backlog of homes to be delivered. If our home buyers, potential buyers or buyers of our home buyers’ current homes cannot obtain suitable financing, our sales and results of operations would be adversely affected.

If our ability to resell mortgages to investors is impaired, our home buyers will be required to find alternative financing.

Generally, when our mortgage subsidiary closes a mortgage for a home buyer at a previously locked-in rate, it already has an agreement in place with an investor to acquire the mortgage following the closing. Due to the deterioration of the credit and financial markets, the number of investors that are willing to purchase our mortgages has decreased and the underwriting standards of the remaining investors have become more stringent. Should the resale market for our mortgages further decline or the underwriting standards of our investors become more stringent, our ability to sell future mortgages could decline and our home buyers will be required to find an alternative source of financing. If our home buyers cannot obtain another source of financing in order to purchase our homes, our sales and results of operations could be adversely affected.

If land is not available at reasonable prices, our sales and results of operations could decrease.

In the long term, our operations depend on our ability to obtain land for the development of our residential communities at reasonable prices. Due to the current downturn in our business, our supply of available home sites, both owned and optioned, has decreased from a peak of approximately 91,200 home sites controlled at April 30, 2006 to approximately 31,900 at October 31, 2009. In the future, changes in the general availability of land, competition for available land, availability of financing to acquire land, zoning regulations that limit housing density and other market conditions may hurt our ability to obtain land for new residential communities at prices that will allow us to make a reasonable profit. If the supply of land appropriate for development of our residential communities becomes more limited because of these factors, or for any other reason, the cost of land could increase and/or the number of homes that we are able to sell and build could be reduced.

If the market value of our land and homes drops, our results of operations will likely decrease.

The market value of our land and housing inventories depends on market conditions. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. If housing demand decreases below what we anticipated when we acquired our inventory, we may not be able to make profits similar to what we have made in the past, may experience less than anticipated profits and/or may not be able to recover our costs when we sell and build homes. Due to the significant decline in our business since September 2005, we have recognized significant write-downs of our inventory in fiscal 2006, fiscal 2007, fiscal 2008 and fiscal 2009. If these adverse market conditions continue or worsen, we may have to write-down our inventories further and/or may have to sell land or homes at a loss.

Errors in estimates and judgments that affect decisions about how we operate and on the reported amounts of assets, liabilities, revenues and expenses could have a material impact on our results of operations.

In the ordinary course of doing business, we must make estimates and judgments that affect decisions about how we operate and on the reported amounts of assets, liabilities, revenues and expenses. These include, but are not limited to, estimates related to: the recognition of income and expenses; impairment of assets; future improvement and amenity costs; sales levels and sales prices; capitalization of costs to inventory; provisions for litigation, insurance and warranty costs; cost of complying with government regulations; and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate and adjust our estimates based upon the information then currently available. Actual results may differ from these estimates, assumptions and conditions and any such differential could have a material impact on our results of operations.

We participate in certain joint ventures where we may be adversely impacted by the failure of the joint venture or its participants to fulfill their obligations.

We have investments in and commitments to certain joint ventures with unrelated parties to develop land. These joint ventures usually borrow money to help finance their activities. In certain circumstances, the joint venture participants, including ourselves, are required to provide guarantees of certain obligations relating to the joint ventures. As a result of the continued downturn in the homebuilding industry, some of these joint ventures or their participants have or may become unable or unwilling to fulfill their respective obligations. In addition, in many of these joint ventures, we do not have a controlling interest and, as a result, we are not able to require these joint ventures or their participants to honor their obligations or renegotiate them on acceptable terms. If the joint ventures or their participants do not honor their obligations, we may be required to expend additional resources or suffer losses, which could be significant.

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

Various local, state and federal statutes, ordinances, rules and regulations concerning building, zoning, sales and similar matters apply to and/or affect the housing industry. Governmental regulation affects construction activities as well as sales activities, mortgage lending activities and other dealings with consumers. The industry also has experienced an increase in state and local legislation and regulations that limit the availability or use of land. Municipalities may also restrict or place moratoriums on the availability of utilities, such as water and sewer taps. In some areas, municipalities may enact growth control initiatives, which will restrict the number of building permits available in a given year. In addition, we may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law. If municipalities in which we operate take actions like these, it could have an adverse effect on our business by causing delays, increasing our costs or limiting our ability to operate in those municipalities. Further, we may experience delays and increased expenses as a result of legal challenges to our proposed communities, whether brought by governmental authorities or private parties.

Increases in taxes or government fees could increase our costs, and adverse changes in tax laws could reduce demand for our homes.

Increases in real estate taxes and other local government fees, such as fees imposed on developers to fund schools, open space, road improvements, and/or provide low and moderate income housing, could increase our costs and have an adverse effect on our operations. In addition, increases in local real estate taxes could adversely affect our potential home buyers who may consider those costs in determining whether to make a new home purchase and decide, as a result, not to purchase one of our homes. In addition, any changes in the income tax laws that would reduce or eliminate tax deductions or incentives to homeowners, such as a change limiting the deductibility of interest on home mortgages, could make housing less affordable or otherwise reduce the demand for housing, which in turn could reduce our sales and hurt our results of operations.

Adverse weather, natural disasters and other conditions could disrupt the development of our communities, which could harm our sales and results of operations.

Adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, floods and fires, can have serious effects on our ability to develop our residential communities. We also may be affected by unforeseen engineering, environmental or geological conditions or problems. Any of these adverse events or circumstances could cause delays in the completion of, or increase the cost of, developing one or more of our residential communities and, as a result, could harm our sales and results of operations.

If we experience shortages or increased costs of labor and supplies or other circumstances beyond our control, there could be delays or increased costs in developing our communities, which could adversely affect our operating results.

Our ability to develop residential communities may be adversely affected by circumstances beyond our control, including: work stoppages, labor disputes and shortages of qualified trades people, such as carpenters, roofers, electricians and plumbers; changes in laws relating to union organizing activity; lack of availability of adequate utility infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured; and shortages, delay in availability, or fluctuations in prices of, building materials. Any of these circumstances could give rise to delays in the start or completion of, or could increase the cost of, developing one or more of our residential communities. We may not be able to recover these increased costs by raising our home prices because the price for each home is typically set months prior to its delivery pursuant to the agreement of sale with the home buyer. If that happens, our operating results could be harmed. Additionally, we may be limited in the amount we can raise sales prices by our home buyers’ unwillingness to pay higher prices.

We are subject to one collective bargaining agreement that covers approximately 2% of our employees. We have not experienced any work stoppages due to strikes by unionized workers, but we cannot assure you that there will not be any work stoppages due to strikes or other job actions in the future. We use independent contractors to construct our homes. At any given point in time, some or all of these subcontractors, who are not yet represented by a union, may be unionized.

Product liability claims and litigation and warranty claims that arise in the ordinary course of business may be costly, which could adversely affect our business.

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

As of October 31, 2009, we confirmed the presence of defective Chinese-made drywall in a small number of West Florida homes, which we delivered between May 2006 and November 2007. The anticipated cost of the remediation of these homes is included in the amounts that we have previously accrued. We are inspecting homes, gathering information from our drywall subcontractors and suppliers, and continuing to investigate this issue. We are currently unable to reasonably estimate our total possible loss or exposure relating to Chinese-made drywall in the homes we delivered.

Our principal stockholders may effectively exercise control over matters requiring stockholder approval.

As of December 9, 2009, Robert I. Toll and his affiliates owned, directly or indirectly, or had the right to acquire within 60 days, approximately 11.2% of the outstanding shares of our common stock, and his brother Bruce E. Toll and his affiliates owned, directly or indirectly, or had the right to acquire within 60 days, approximately 3.1% of the outstanding shares of our common stock. All our directors and executive officers as a group and their affiliates (including the shares of Robert I. Toll and Bruce E. Toll and their affiliates) owned, directly or indirectly, or had the right to acquire within 60 days, approximately 17.3% of the outstanding shares of our common stock as of December 9, 2009. To the extent that Robert I. Toll, Bruce E. Toll and our other directors and executive officers vote their shares in the same manner, their combined stock ownership may have a significant or decisive effect on the election of all of the directors and control the management, operations and affairs of Toll Brothers, Inc. Their ownership may discourage someone from making a significant equity investment in us, even if we needed the investment to operate our business. The size of their combined stock holdings could be a significant factor in delaying or preventing a change of control transaction that other stockholders may deem to be in their best interests, such as a transaction in which the other stockholders would receive a premium for their shares over their current trading prices.

Our business is seasonal in nature, so our quarterly operating results fluctuate.

Our quarterly operating results normally fluctuate with the seasons. Normally, a significant portion of our agreements of sale are entered into with customers in the winter and spring months. Construction of a customer’s home typically proceeds after signing the agreement of sale and can require 12 months or more to complete. Weather-related problems may occur in the late winter and early spring, delaying starts or closings or increasing costs and reducing profitability. In addition, delays in opening new communities or new sections of existing communities could have an adverse impact on home sales and revenues. Expenses are not incurred and recognized evenly throughout the year. Because of these factors, our quarterly operating results may be uneven and may be marked by lower revenues and earnings in some quarters than in others.

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

At October 31, 2009, we had $482.3 million of deferred tax assets against which we have recognized valuation allowances equal to the entire amount of such deferred tax assets. Losses for federal income tax purposes can generally be carried back two years and carried forward for a period of 20 years. In order to realize our net deferred tax assets, we must generate sufficient taxable income in such future years.

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted into law. The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in a tax year ending after December 31, 2007 and beginning before January 1, 2010 to be carried back for up to five years (such loss carrybacks were previously limited to a two-year carryback). We must select one tax year to which we may apply the extended carryback. This change will allow us to carry back fiscal 2010 taxable losses, if any, to prior years and receive refunds of previously paid federal income taxes. The ultimate amount of such refunds realized is dependent on a variety of factors, including our actual taxable losses for fiscal 2010, which may vary significantly from our current expectations. We have not reflected the potential benefit of the extended carryback under the Act in our October 31, 2009 financial statements.

Our cash flows and results of operations could be adversely affected if legal claims are brought against us and are not resolved in our favor.

Claims, including a securities class action and a related shareholder derivative action, have been brought against us in various legal proceedings that have not had, and are not expected to have, a material adverse effect on our business or financial condition. Should such claims be resolved in an unfavorable manner or should claims be filed in the future, it is possible that our cash flows and results of operations could be adversely affected.

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

Manufacturing/Distribution Facilities

We own a manufacturing facility of approximately 300,000 square feet located in Morrisville, Pennsylvania, a manufacturing facility of approximately 186,000 square feet located in Emporia, Virginia and a manufacturing facility of approximately 134,000 square feet in Knox, Indiana. We lease, from an unrelated third party, a facility of approximately 144,000 square feet located in Fairless Hills, Pennsylvania. At these facilities, we manufacture open wall panels, roof and floor trusses, and certain interior and exterior millwork to supply a portion of our construction needs. These facilities supply components used in our North, Mid-Atlantic and South geographic segments. These operations also permit us to purchase wholesale lumber, plywood, windows, doors, certain other interior and exterior millwork and other building materials to supply to our communities. We believe that increased efficiencies, cost savings and productivity result from the operation of these plants and from the wholesale purchase of materials.

Office and Other Facilities

We lease other office and warehouse space in various locations from unrelated third parties, none of which are material to our business.

ITEM 3.	LEGAL PROCEEDINGS

In January 2006, we received a request for information pursuant to Section 308 of the Clean Water Act from Region 3 of the U.S. Environmental Protection Agency (“EPA”) concerning storm water discharge practices in connection with our homebuilding projects in the states that comprise EPA Region 3. We provided information to the EPA pursuant to the request. The U.S. Department of Justice (“DOJ”) has now assumed responsibility for the oversight of this matter and has alleged that we have violated regulatory requirements applicable to storm water discharges and that it may seek injunctive relief and/or civil penalties. We are now engaged in settlement discussions with representatives from the DOJ and the EPA.

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

On November 4, 2008, a shareholder derivative action was filed in the Chancery Court of Delaware by Milton Pfeiffer against Robert I. Toll, Zvi Barzilay, Joel H. Rassman, Bruce E. Toll, Paul E. Shapiro, Robert S. Blank, Carl B. Marbach, and Richard J. Braemer. The plaintiff purports to bring his claims on behalf of Toll Brothers, Inc. and alleges that the director and officer defendants breached their fiduciary duties to us and our stockholders with respect to the stock sales alleged in the securities class action discussed above, by selling while in possession of material inside information about us. The plaintiff seeks contribution and indemnification from the individual director and officer defendants for any liability found against us in the securities class action suit. In addition, again purportedly on our behalf, the plaintiff seeks disgorgement of the defendants’ profits from their stock sales.

On March 4, 2009, a second shareholder derivative action was brought by Oliverio Martinez in the U.S. District Court for the Eastern District of Pennsylvania. The case was brought against the eleven then-current members of our board of directors and our Chief Accounting Officer. This complaint alleges breaches of fiduciary duty, waste of corporate assets, and unjust enrichment during the period from February 2005 to November 2006. The complaint further alleges that certain of the defendants sold our stock during this period while in possession of the allegedly non-public, material information about the role of speculative investors in our sales and plaintiff seeks disgorgement of profits from these sales. The complaint also asserts a claim for equitable indemnity for costs and expenses incurred by us in connection with defending the securities class action discussed above.

On April 1, 2009, a third shareholder derivative action was filed by William Hall, also in the U.S. District Court for the Eastern District of Pennsylvania, against the eleven then-current members of our board of directors and our Chief Accounting Officer. This complaint is identical to the previous shareholder complaint filed in Philadelphia and, on July 14, 2009, the two cases were consolidated.

Our Certificate of Incorporation and Bylaws provide for indemnification of our directors and officers. We have also entered into individual indemnification agreements with each of our directors.

Other than as set forth above, there are no proceedings required to be disclosed pursuant to Item 103 of Regulation S-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended October 31, 2009.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table includes information with respect to all persons serving as executive officers as of the date of this Form 10-K. All executive officers serve at the pleasure of our Board of Directors.

Name	Age	Positions

Robert I. Toll	68	Chairman of the Board, Chief Executive Officer and Director
Zvi Barzilay	63	President, Chief Operating Officer and Director
Joel H. Rassman	64	Executive Vice President, Treasurer, Chief Financial Officer and Director
Douglas C. Yearley, Jr.	49	Executive Vice President

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

Douglas C. Yearley, Jr. joined us in 1990 as assistant to the Chief Executive Officer with responsibility for land acquisitions. He has been an officer since 1994, holding the position of Senior Vice President from January 2002 until November 2005, and the position of Regional President from November 2005 until November 2009, when he was promoted to his current position of Executive Vice President.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (Symbol: TOL).

The following table sets forth the price range of our common stock on the New York Stock Exchange for each fiscal quarter during the two years ended October 31, 2009.

	Three Months Ended
	October 31	July 31	April 30	January 31

2009
High	$23.62	$21.45	$21.25	$24.29
Low	$16.88	$15.19	$13.72	$13.55
2008
High	$27.19	$25.35	$26.13	$23.93
Low	$16.51	$16.25	$18.31	$15.49

The closing price of our common stock on the New York Stock Exchange on the last trading day of our fiscal years ended October 31, 2009, 2008 and 2007 was $17.32, $23.12 and $22.91, respectively.

For information regarding securities authorized for issuance under equity compensation plans, see “Equity Compensation Plan Information” in Item 12 of this Form 10-K.

During the three months ended October 31, 2009, we repurchased the following shares under our repurchase program (amounts in thousands, except per share amounts):

	Issuer Purchases of Equity Securities
			Total Number	Maximum
			of Shares	Number
			Purchased as	of Shares that
	Total	Average	Part of a	May Yet be
	Number of	Price	Publicly	Purchased
	Shares	Paid per	Announced	Under the Plan
Period	Purchased(a)	Share	Plan or Program(b)	or Program(b)

August 1 to August 31, 2009	4	$20.90	4	11,869
September 1 to September 30, 2009	4	$21.47	4	11,865
October 1 to October 31, 2009	3	$19.11	3	11,862

Total	11	$20.69	11

(a)	Pursuant to the provisions of our stock incentive plans, participants are permitted to use the value of our common stock that they own to pay for the exercise of options. During the three-month period ended October 31, 2009, we received 4,254 shares with an average fair market value per share of $22.65 for the exercise of 20,655 options.

(b)	On March 20, 2003, our Board of Directors authorized the repurchase of up to 20 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.

Except as set forth above, we did not repurchase any of our equity securities during the three-month period ended October 31, 2009.

We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so; rather, we will follow a policy of retaining earnings in order to finance our business and, from time to time, repurchase shares of our common stock. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, capital requirements, our operating and financial condition, and any contractual limitation then in effect. In this regard, our senior subordinated notes contain restrictions on the amount of dividends we may pay on our common stock. In addition, our bank credit agreement requires us to maintain a minimum tangible net worth (as defined in the agreement), which restricts the amount of dividends we may pay. At October 31, 2009, under the most restrictive of these provisions, we could have paid up to approximately $594.0 million of cash dividends.

At December 9, 2009, there were approximately 861 record holders of our common stock.

The following graph and chart compares the five-year cumulative total return (assuming an investment of $100 was made on October 31, 2004 and that dividends, if any, were reinvested) from October 31, 2004 to October 31, 2009 for (a) our common stock, (b) the Standard & Poor’s Homebuilding Index (the “S&P Homebuilding Index”) and (c) the Standard & Poor’s 500 Composite Stock Index (the “S&P 500 Index”):

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG TOLL BROTHERS, INC.,
S&P HOMEBUILDING INDEX AND S&P 500 INDEX

	2004	2005	2006	2007	2008	2009
TOLL BROTHERS, INC.	100.00	159.27	124.75	98.96	99.76	74.74
S&P HOMEBUILDING INDEX	100.00	135.21	108.57	56.07	31.61	34.43
S&P 500 INDEX	100.00	108.72	126.49	144.90	92.60	101.68

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial and housing data at and for each of the five fiscal years in the period ended October 31, 2009. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in this Form 10-K beginning at page F-1, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Form 10-K.

Summary Consolidated Statements of Operations and Balance Sheets (amounts in thousands, except per share data):

Year Ended October 31:	2009	2008	2007	2006	2005

Revenues	$1,755,310	$3,148,166	$4,635,093	$6,115,280	$5,579,301

(Loss) income before income taxes	$(496,465)	$(466,787)	$70,680	$1,126,616	$1,323,128

Net (loss) income	$(755,825)	$(297,810)	$35,651	$687,213	$806,110

(Loss) earnings per share:
Basic	$(4.68)	$(1.88)	$0.23	$4.45	$5.23
Diluted	$(4.68)	$(1.88)	$0.22	$4.17	$4.78
Weighted average number of shares outstanding:
Basic	161,549	158,730	155,318	154,300	154,272
Diluted	161,549	158,730	164,166	164,852	168,552

At October 31:	2009	2008	2007	2006	2005

Cash, cash equivalents and marketable U.S. Treasury securities	$1,908,894	$1,633,495	$900,337	$632,524	$689,219

Inventory	$3,183,566	$4,127,475	$5,572,655	$6,095,702	$5,068,624

Total assets	$5,634,444	$6,586,836	$7,220,316	$7,583,541	$6,343,840

Debt:
Loans payable	$472,854	$613,594	$696,814	$736,934	$250,552
Senior debt	1,587,648	1,143,445	1,142,306	1,141,167	1,140,028
Senior subordinated debt	47,872	343,000	350,000	350,000	350,000
Mortgage company loan facility	27,015	37,867	76,730	119,705	89,674

Total debt	$2,135,389	$2,137,906	$2,265,850	$2,347,806	$1,830,254

Stockholders’ equity	$2,513,199	$3,237,653	$3,527,234	$3,415,926	$2,763,571

Housing Data

Year Ended October 31:	2009	2008	2007	2006	2005

Closings(1):
Number of homes	2,965	4,743	6,687	8,601	8,769
Value (in thousands)	$1,755,310	$3,106,293	$4,495,600	$5,945,169	$5,759,301
Revenues — percentage of completion (in thousands)		$41,873	$139,493	$170,111
Net contracts signed:
Number of homes	2,450	2,927	4,440	6,164	10,372
Value (in thousands)	$1,304,656	$1,608,191	$3,010,013	$4,460,734	$7,152,463

At October 31:	2009	2008	2007	2006	2005

Backlog:
Number of homes	1,531	2,046	3,950	6,533	8,805
Value (in thousands)(2)	$874,837	$1,325,491	$2,854,435	$4,488,400	$6,014,648
Number of selling communities	200	273	315	300	230
Home sites:
Owned	26,872	32,081	37,139	41,808	35,838
Controlled	5,045	7,703	22,112	31,960	47,288

Total	31,917	39,784	59,251	73,768	83,126

(1)	Excludes 88 units and 336 units delivered in fiscal 2008 and 2007, respectively, which were accounted for using the percentage of completion accounting method with an aggregate delivered value of $86.1 million in fiscal 2008 and $263.3 million in fiscal 2007.

(2)	Net of revenues of $55.2 million and $170.1 million of revenue recognized in fiscal 2007 and 2006, respectively, under the percentage of completion accounting method. At October 31, 2008, we did not have any revenue recognized on undelivered units accounted for under the percentage of completion accounting method.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On December 3, 2009, we issued a press release and held a conference call to review the results of operations for our fiscal year ended October 31, 2009. The information and estimates contained in this report are consistent with those given in the press release and on the conference call on December 3, 2009, and we are not reconfirming or updating that information.

Unless otherwise stated, net contracts signed represents a number or value equal to the gross number or value of contracts signed during the relevant period, less the number or value of contracts cancelled during the relevant period, which includes contracts that were signed during the relevant period and in prior periods.

OVERVIEW

In fiscal 2009 and fiscal 2008, we recognized $1.76 billion of revenues and recorded a net loss of $755.8 million and $3.15 billion of revenues and a net loss of $297.8 million, respectively. In fiscal 2007, we recognized $4.64 billion of revenues and recorded net income of $35.7 million. The losses recognized in fiscal 2009 and fiscal 2008, and the diminished earnings in fiscal 2007, were due primarily to the recognition of inventory impairment charges and write-offs, joint venture impairment charges and the negative impact on profit margins of higher sales incentives given on the homes delivered during each of the fiscal years. The fiscal 2009 loss was also significantly impacted by $458.3 million of valuation allowances recognized against our deferred tax assets. The fiscal 2009, 2008 and 2007 operating results were positively impacted by reduced inventory values due to impairments previously recognized.

The slowdown that we have experienced since fiscal 2005 has continued into fiscal 2010. The value of net contracts signed in fiscal 2009 was 81.8% lower than the value of net contracts signed in fiscal 2005 and 18.9% lower than the value of net contracts signed in fiscal 2008. The slowdown, which we believe started with a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale, has been exacerbated by, among other things, a decline in the overall economy, increased unemployment, fear of job loss, a decline in home prices, the large number of homes that are or will be available due to foreclosures, the inability of some of our home buyers to sell their current home, the deterioration in the credit markets, and the direct and indirect impact of the turmoil in the mortgage loan market.

We began to see some improvement in our business in late March 2009, and the market appeared to be gaining momentum through early September 2009, which we believe was due to improvement in consumer confidence over the prior year, the increasing stabilization of home prices, a decline in unsold home inventories and a reduction in buyer cancellation rates. Since September 2009, however, demand has been choppy. We believe that the key to a full recovery in our business is reliant upon a more significant return of consumer confidence and a sustained stabilization of financial markets and home prices.

The value and number of net contracts signed in the fourth quarter of fiscal 2009 was $430.8 million and 765 homes, respectively, an increase of 61.5% and 41.9% respectively, from the value and number of net contracts signed in the fourth quarter of fiscal 2008. These increases were achieved despite a significant reduction in the number of selling communities in fiscal 2009, as compared to fiscal 2008. In addition, for the fourth quarter of fiscal 2009, our contract cancellation rate (the number of contracts cancelled in the period divided by the number of gross contracts signed in the period) was 6.9%, as compared to 30.2% for the fiscal 2008 fourth quarter, 15.6% for the full 2009 fiscal year and 25.3% for the full 2008 fiscal year.

We continue to seek a balance between our short-term goal of selling homes in a tough market and our long-term goal of maximizing the value of our communities. We continue to believe that many of our communities are in locations that are difficult to replace and in markets where approvals have been increasingly difficult to achieve. We believe that many of these communities have substantial embedded value that may be realized in the future and that this value should not necessarily be sacrificed in the current soft market.

We continue to be concerned about the dislocation in the secondary mortgage industry. We maintain relationships with a widely diversified group of mortgage financial institutions, many of which are among the largest and, we believe, most reliable in the industry. We believe that regional and community banks continue to recognize the long term value in creating relationships with high quality, affluent customers such as our home buyers, and these banks continue to provide such customers with financing. Some of the major banks that had previously exited the market appear to be cautiously re-entering it, but are not as aggressive as they once were. Nevertheless, tightened credit standards have shrunk the pool of potential home buyers and the availability of certain loan products previously available to our home buyers. Stricter mortgage underwriting guidelines, higher down-payment requirements and narrower appraisal guidelines may impede some of our home buyers from closing, while others may find it more difficult to sell their existing homes as their prospective buyers may face difficulties obtaining a mortgage. We believe that our home buyers generally are and should continue to be better able to secure mortgages, due to their typically lower loan-to-value ratios and attractive credit profiles as compared to the average home buyer.

At October 31, 2009, we had $1.91 billion of cash and cash equivalents and marketable U.S. Treasury securities on hand and approximately $1.38 billion available under our revolving credit facility which extends to March 2011. During fiscal 2009, we sold $400 million principal amount of 8.91% senior notes due 2017 and $250 million principal amount of 6.75% senior notes due 2019. We used a portion of the net proceeds from these sales to redeem or repurchase $295.1 million principal amount of senior subordinated notes due 2011 and to conduct a tender offer for $200 million principal amount of senior notes due in 2012 and 2013. In addition, in December 2009, we redeemed the remaining $47.9 million principal amount of our senior subordinated notes due 2011.

Based on our experience during prior downturns in the housing industry, we believe that attractive land acquisition opportunities may arise in difficult times for those builders that have the financial strength to take advantage of them. In the current challenging environment, we believe our strong balance sheet, our liquidity and access to capital, our broad geographic presence, our diversified product lines, our experienced personnel and our national brand name all position us well for such opportunities now and in the future.

We have begun to see reduced competition from the small and mid-sized private builders who had been our primary competitors in the luxury market. We believe that access by these private builders to capital is already severely constrained. We envision that there will be fewer and more selective lenders serving our industry when the market rebounds and that those lenders likely will gravitate to the homebuilding companies that offer them the greatest security, the strongest balance sheets and the broadest array of potential business opportunities. We believe that this reduced competition, combined with attractive long-term demographics, will reward those well-capitalized builders who can persevere through the current challenging environment.

Notwithstanding the current market conditions, we believe that geographic and product diversification, access to lower-cost capital, and strong demographics, have in the past and will in the future, as market conditions improve over time, benefit those builders that can control land and persevere through the increasingly difficult regulatory approval process. We believe that these factors favor the large publicly traded home building companies with the capital and expertise to control home sites and gain market share. We believe that, as builders and land developers reduce the number of home sites being taken through the approval process and this process continues to become more difficult, and if the political pressure from no-growth proponents continues to increase, our expertise in taking land through the approval process and our already approved land positions will allow us to grow in the years to come, as market conditions improve.

Because of the length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and deliver a home after a home buyer signs an agreement of sale, we are subject to many risks. We attempt to reduce certain risks by: controlling land for future development through options (also referred to herein as “land purchase contracts” or “option and purchase agreements”) whenever we can, thus allowing the necessary governmental approvals to be obtained before acquiring title to the land; generally commencing construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from the buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis. Our risk reduction strategy of generally not commencing the construction of a home until we had an agreement of sale with a buyer was effective in the past, but due to the significant number of cancellations of agreements of sale that we have had during the current downturn in the housing market, many of which were for homes on which we had commenced construction, and the increase in the number of multi-family communities that we have under construction, the number of homes under construction for which we do not have an agreement of sale has increased from our historical levels.

In response to current market conditions, we have been reevaluating and renegotiating or canceling many of our land purchase contracts. In addition, we have sold, and may continue to sell, certain parcels of land that we have identified as non-strategic. As a result, we reduced our land position from a high of approximately 91,200 home sites at April 30, 2006, to approximately 31,900 home sites at October 31, 2009, of which we owned 26,872. Of the 26,872 home sites owned at October 31, 2009, significant improvements were completed on approximately 10,815. At October 31, 2009, we were selling from 200 communities, compared to 273 communities at October 31, 2008. We expect to be selling from approximately 200 communities at October 31, 2010. In addition, at October 31, 2009, we had 32 communities that were temporarily closed due to market conditions and land controlled for an additional 119 future communities.

Given the current business climate and the numerous uncertainties related to sales paces, sales prices, mortgage markets, cancellations, market direction and the potential for and magnitude of future impairments, it is difficult to provide guidance. Subject to the risks reported elsewhere in this Form 10-K and our other SEC filings and the preceding uncertainties, based upon our backlog at October 31, 2009, which was 34% lower then our backlog at October 31, 2008, and the pace of activity at our communities, we currently estimate that we will deliver between 2,000 and 2,750 homes in fiscal 2010 at an average sales price between $540,000 and $560,000 per home. We believe that, as a result of sales incentives given to our home buyers and slower delivery paces per community, our cost of sales as a percentage of revenues, before impairment charges and write-downs, will be higher in fiscal 2010 than in fiscal 2009. Additionally, based on lower projected revenues in fiscal 2010, as compared to fiscal 2009, we expect our selling, general and administrative expenses to be lower in total dollars in fiscal 2010 than in fiscal 2009, but higher as a percentage of revenues in fiscal 2010 than in fiscal 2009.

CONTRACTS AND BACKLOG

The aggregate value of gross sales contracts signed decreased 30.6% in fiscal 2009, as compared to fiscal 2008, and 44.0% in fiscal 2008, as compared to fiscal 2007. The value of gross sales contracts signed was $1.63 billion (2,903 homes) in fiscal 2009, $2.34 billion (3,920 homes) in fiscal 2008 and $4.18 billion (6,024 homes) in fiscal 2007. The decrease in fiscal 2009, as compared to fiscal 2008, was the result of a 25.9% decrease in the number of gross contracts signed and a 6.2% decrease in the average value of each contract signed. The decrease in fiscal 2008, as compared to fiscal 2007, was the result of a 34.9% decrease in the number of gross contracts signed and a 13.9% decrease in the average value of each contract signed.

In fiscal 2009, home buyers cancelled $321.2 million (453 homes) of signed contracts, as compared to $733.2 million (993 homes) in fiscal 2008 and $1.17 billion (1,584 homes) in fiscal 2007. As a percentage of the number of gross contracts signed in fiscal 2009, 2008 and 2007, home buyers cancelled 15.6%, 25.3% and 26.3%, respectively, and 19.8%, 31.3% and 27.9%, respectively of the value of gross contracts signed. In the last half of fiscal 2009, we saw an improvement in our contract cancellation rate; in the fourth quarter and third quarter of fiscal 2009, our contract cancellation rate (the number of contracts cancelled in the period divided by the number of gross contracts signed in the period) was 6.9% and 8.5%, respectively, as compared to 30.2% and 19.4% in the comparable periods of fiscal 2008.

The aggregate value of net sales contracts signed decreased 18.9% in fiscal 2009, as compared to fiscal 2008, and 46.6% in fiscal 2008, as compared to fiscal 2007. The value of net sales contracts signed was $1.30 billion (2,450 homes) in fiscal 2009, $1.61 billion (2,927 homes) in fiscal 2008 and $3.01 billion (4,440 homes) in fiscal 2007. The decrease in fiscal 2009, as compared to fiscal 2008, was the result of a 16.3% decrease in the number of net contracts signed and a 3.1% decrease in the average value of each contract signed. The decrease in fiscal 2008, as compared to fiscal 2007, was the result of a 34.1% decrease in the number of net contracts signed and a 19.0% decrease in the average value of each contract signed.

We continue to believe that the decrease in the number of gross and net contracts signed and the increase in the cancellation rate of contracts above our historical rates is attributable to the continued slowdown that we have experienced since fiscal 2005. (See “Overview” above for an expanded discussion of the slowdown in our business.)

The decrease in the average value of net contracts signed in fiscal 2009, as compared to fiscal 2008, and in fiscal 2008, as compared to fiscal 2007, was due primarily to the higher average value of the contracts cancelled, higher sales incentives given to home buyers, and a shift in the number of contracts signed to less expensive areas and/or products in fiscal 2009, as compared to fiscal 2008, and in fiscal 2008, as compared to fiscal 2007.

At October 31, 2009, we were offering sales incentives, on average, of $70,300, or 11.2% of the sales price of the home, as compared to, on average, $61,000, or 9.4% of the sales price of the home at October 31, 2008, and $46,400, or 7.0%of the sales price of the home at October 31, 2007. The amount and type of incentive varies on a community-by-community basis and, in some cases, on a home site-by-home site basis within a community. In addition, the amount of sales incentives offered to a home buyer on a speculative home that we have in our inventory will generally be higher than the amount of sales incentives that we will offer on a to-be-built home.

Our backlog at October 31, 2009 of $874.8 million (1,531 homes) decreased 34.0%, as compared to our backlog at October 31, 2008 of $1.33 billion (2,046 homes). Backlog consists of homes under contract but not yet delivered to our home buyers. The decrease in backlog at October 31, 2009, as compared to the backlog at October 31, 2008, was primarily attributable to the continued decline in the new home market in fiscal 2009, and the decrease in the value and number of net contracts signed in fiscal 2009, as compared to fiscal 2008, offset, in part, by lower deliveries in fiscal 2009, as compared to fiscal 2008.

At October 31, 2008, our backlog of homes under contract was $1.33 billion (2,046 homes), 53.6% lower than our $2.85 billion (3,950 homes) backlog at October 31, 2007. The decrease in backlog at October 31, 2008, as compared to our backlog at October 31, 2007, was primarily attributable to a lower backlog at October 31, 2007, as compared to the backlog at October 31, 2006, and the decrease in the value and number of net contracts signed in fiscal 2008, as compared to fiscal 2007, offset, in part, by lower deliveries in fiscal 2008, as compared to fiscal 2007.

For more information regarding revenues, gross contracts signed, contract cancellations, net contracts signed and sales incentives provided on units delivered by geographic segment, see “Geographic Segments” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventory

Inventory is stated at the lower of cost or fair value, as determined in accordance with U.S. generally accepted accounting principles (“GAAP”). In addition to direct land acquisition, land development and home construction costs, costs also include interest, real estate taxes and direct overhead related to development and construction, which are capitalized to inventory during periods beginning with the commencement of development and ending with the completion of construction. For those communities that have been temporarily closed, no additional interest is allocated to the community’s inventory until it re-opens, and other carrying costs are expensed as incurred. Once a parcel of land has been approved for development and we open the community, it can typically take four or more years to fully develop, sell and deliver all the homes. Longer or shorter time periods are possible depending on the number of home sites in a community and the sales and delivery pace of the homes in a community. Our master planned communities, consisting of several smaller communities, may take up to ten years or more to complete. Because of the downturn in our business, the estimated community lives will likely be significantly longer. Because our inventory is considered a long-lived asset under GAAP, we are required to regularly review the carrying value of each of our communities and write down the value of those communities for which we believe the values are not recoverable.

Current Communities:  When the profitability of a current community deteriorates, the sales pace declines significantly or some other factor indicates a possible impairment in the recoverability of the asset, the asset is reviewed for impairment by comparing the estimated future undiscounted cash flow for the community to its carrying value. If the estimated future undiscounted cash flow is less than the community’s carrying value, the carrying value is written down to its estimated fair value. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. The impairment is charged to cost of revenues in the period in which the impairment is determined. In estimating the future undiscounted cash flow of a community, we use various estimates such as: (a) the expected sales pace in a community, based upon general economic conditions that will have a short-term or long-term impact on the market in which the community is located and on competition within the market, including the number of home sites available and pricing and incentives being offered in other communities owned by us or by other builders; (b) the expected sales prices and sales incentives to be offered in a community; (c) costs expended to date and expected to be incurred in the future, including, but not limited to, land and land development costs, home construction costs, interest costs and overhead costs; (d) alternative product offerings that may be offered in a community that will have an impact on sales pace, sales price, building cost or the number of homes that can be built in a particular community; and (e) alternative uses for the property, such as the possibility of a sale of the entire community to another builder or the sale of individual home sites.

Future Communities:  We evaluate all land held for future communities or future sections of current communities, whether owned or optioned, to determine whether or not we expect to proceed with the development of the land as originally contemplated. This evaluation encompasses the same types of estimates used for current communities described above, as well as an evaluation of the regulatory environment in which the land is located and the estimated probability of obtaining the necessary approvals, the estimated time and cost it will take to obtain these approvals and the possible concessions that will be required to be given in order to obtain them. Concessions may include cash payments to fund improvements to public places such as parks and streets, dedication of a portion of the property for use by the public or as open space or a reduction in the density or size of the homes to be built. Based upon this review, we decide (a) as to land under contract to be purchased, whether the contract will likely be terminated or renegotiated, and (b) as to land we own, whether the land will likely be developed as contemplated or in an alternative manner, or should be sold. We then further determine whether costs that have been capitalized to the community are recoverable or should be written off. The write-off is charged to cost of revenues in the period in which the need for the write-off is determined.

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

The table below provides, for the periods indicated, the number of operating communities that we tested for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and, as of the end of the period indicated, the fair value of those communities, net of impairment charges ($ amounts in millions).

		Impaired Communities
			Fair Value of
			Communities
	Number of		Net of
	Communities	Number of	Impairment	Impairment
Three Months Ended:	Tested	Communities	Charges	Charges

Fiscal 2009:
January 31	289	41	$216.2	$108.3
April 30	288	36	$181.8	67.4
July 31	288	14	$67.7	46.8
October 31	254	21	$116.4	44.9

				$267.4

Fiscal 2008:
January 31	211	36	$328.2	$134.3
April 30	297	39	$272.2	121.0
July 31	296	18	$144.5	59.9
October 31	270	37	$198.2	83.9

				$399.1

Fiscal 2007:
January 31	59	10	$70.5	$15.4
April 30	140	16	$127.4	61.5
July 31	224	12	$63.7	14.9
October 31	241	21	$290.4	85.7

				$177.5

Variable Interest Entities:  We have land purchase contracts and several investments in unconsolidated entities which we evaluate for consolidation in accordance with GAAP. In accordance with GAAP, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a variable interest entity (“VIE”) is considered to be the primary beneficiary and must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. For land purchase contracts with sellers meeting the definition of a VIE, we perform a review to determine which party is the primary beneficiary of the VIE. This review requires substantial judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the entity’s expected profits and losses and the cash flows associated with changes in the fair value of the land under contract. At October 31, 2009, we determined that we were the primary beneficiary of one VIE related to a land purchase contract and had recorded $11.7 million of inventory and $6.2 million of accrued expenses related to this VIE.

Income Taxes — Valuation Allowance

Significant judgment is required in estimating valuation allowances for deferred tax assets. In accordance with GAAP, a valuation allowance is established against a deferred tax asset if, based on the available evidence, it is more likely than not that such asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. We periodically assess the need for valuation allowances for deferred tax assets based on GAAP’s “more-likely-than-not” realization threshold criteria. In our assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and magnitude of current and cumulative income and losses, forecasts of future profitability, the duration of statutory carryback or carryforward periods, our experience with operating loss and tax credit carryforwards being used before expiration, and tax planning alternatives.

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

We recorded significant deferred tax assets in fiscal 2007, 2008 and 2009. These deferred tax assets were generated primarily by inventory impairments and impairments of investments in and advances to unconsolidated entities. In accordance with GAAP, we assessed whether a valuation allowance should be established based on our determination of whether it is “more likely than not” that some portion or all of the deferred tax assets would not be realized. We believe that the continued downturn in the housing market, the uncertainty as to its length and magnitude, and our continued recognition of impairment charges, are significant evidence of the need for a valuation allowance against our net deferred tax assets. At October 31, 2009, we had recorded valuation allowances against all of our net deferred tax assets.

We are allowed to carry forward tax losses for 20 years and apply such tax losses to future taxable income to realize federal deferred tax assets. In addition, we will be able to reverse previously recognized valuation allowances during any future period in which we report book income before taxes. We will continue to review our deferred tax assets in accordance with GAAP.

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted into law. The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in a tax year ending after December 31, 2007 and beginning before January 1, 2010 to be carried back for up to five years (such losses were previously limited to a two-year carryback). We must select one tax year to which we may apply the extended carryback. This change will allow us to carry back fiscal 2010 taxable losses to prior years and receive refunds of previously paid federal income taxes. We have approximately $1.5 billion of taxable income from fiscal 2005 and 2006 available for tax losses to be recognized in fiscal 2010. Based on our projected taxable losses for fiscal 2010, we anticipate that such refunds may be in excess of $35 million and could be considerably higher. The ultimate amount of such refunds realized is dependent on our actual taxable losses for fiscal 2010, which may vary significantly from our current expectations. We have not reflected the potential benefit of the extended carryback under the Act in our October 31, 2009 consolidated financial statements.

For state tax purposes, due to past losses and projected future losses in certain jurisdictions where we do not have carryback potential and/or cannot sufficiently forecast future taxable income, we recognized cumulative valuation allowances of $45.0 million as of October 31, 2009 against our state deferred tax assets. In the twelve-month periods ended October 31, 2009 and 2008, we recognized valuation allowances against our state deferred tax assets of $20.9 million and $24.1 million, respectively. Future valuation allowances in these jurisdictions may continue to be recognized if we believe we will not generate sufficient future taxable income to utilize future state deferred tax assets.

Revenue and Cost Recognition

The construction time of our homes is generally less than one year, although some homes may take more than one year to complete. Revenues and cost of revenues from these home sales are recorded at the time each home is delivered and title and possession are transferred to the buyer. Closing normally occurs shortly after construction is substantially completed. In addition, we have several high-rise/mid-rise projects that do not qualify for percentage of completion accounting in accordance with GAAP, that are included in this category of revenues and costs. During fiscal 2007 and 2008, we completed construction on four projects for which we used the percentage of completion accounting method to recognize revenues and costs; the remaining units in these projects have been or will be accounted for using the completed contract method of accounting. Based upon the current accounting rules and interpretations, we do not believe that any of our current or future communities qualify for percentage of completion accounting.

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

We have investments in and advances to various unconsolidated entities. At October 31, 2009, we had investments in and advances to these entities, net of impairment charges recognized, of $152.8 million, and were committed to invest or advance $15.1 million (net of amounts accrued) of additional funds to certain of these entities if they require additional funding. At October 31, 2009, we had accrued $107.5 million for our commitments to all of our unconsolidated entities. In addition, we guarantee certain debt of a number of these unconsolidated entities on a several and pro-rata basis. At October 31, 2009, we guaranteed an aggregate of approximately $63.3 million (net of amounts that we have accrued) of debt relating to four joint ventures, which had aggregate borrowings of approximately $850.1 million.

In connection with certain land joint ventures to which we are a party, we executed completion guarantees and conditional repayment guarantees. The obligations under the completion guarantees and conditional repayment guarantees are several and not joint, and are limited to our pro-rata share of the loan obligations of the respective joint ventures. At October 31, 2009, the maximum amount of the completion guarantees and conditional repayment guarantees (net of amounts that we have accrued) is estimated to be approximately $50.3 million, if any liability is determined to be due thereunder. The $50.3 million of these guarantees are included in the $63.3 million of guarantees disclosed above.

Our investments in these entities are accounted for using the equity method.

RESULTS OF OPERATIONS

The following table compares certain statement of operations items related to fiscal 2009, 2008 and 2007 ($ amounts in millions):

	2009		2008		2007
	$	%	$	%	$	%

Revenues	1,755.3		3,148.2		4,635.1

Cost of revenues	1,951.3	111.2	3,119.8	99.1	4,116.9	88.8
Selling, general and administrative	321.2	18.3	429.9	13.7	516.7	11.1
Goodwill impairment			3.2	0.1	9.0	0.2

	2,272.5	129.5	3,552.9	112.9	4,642.6	100.2

Loss from operations	(517.2)		(404.8)		(7.5)

Other:
Loss from unconsolidated entities	(7.5)		(186.4)		(40.4)
Interest and other income	41.9		124.4		118.5
Expenses related to early retirement of debt	(13.7)

(Loss) income before income taxes	(496.5)		(466.8)		70.7
Income tax (benefit) provision	259.4		(169.0)		35.0

Net (loss) income	(755.8)		(297.8)		35.7

Note:  Amounts may not add due to rounding.

FISCAL 2009 COMPARED TO FISCAL 2008

Revenues and Cost of Revenues

In fiscal 2009, we recognized $1.76 billion of revenues and a net loss of $755.8 million, as compared to $3.15 billion of revenues and a net loss of $297.8 million in fiscal 2008. In fiscal 2009, we recognized inventory and joint venture impairment charges and write-offs of $476.7 million, as compared to $845.6 million of inventory and joint venture impairment charges and write-offs in fiscal 2008. In addition, in fiscal 2009, we recognized $458.3 million of valuation allowances against our federal and state deferred tax assets, as compared to $24.1 million of valuation allowances against our state deferred tax assets in fiscal 2008. See “Critical Accounting Policies: Income Taxes — Valuation Allowance”, above, for an expanded discussion relating to the valuation allowances recognized.

Excluding $41.9 million of revenues recognized under the percentage of completion accounting method in fiscal 2008, revenues in fiscal 2009 were lower than those in fiscal 2008 by approximately $1.35 billion, or 43.5%. This decrease was attributable to a 37.5% decrease in the number of homes delivered and a 9.6% decrease in the average price of the homes delivered. The decrease in the number of homes delivered in fiscal 2009 was primarily due to a 48.2% decline in our backlog at October 31, 2008, as compared to our backlog at October 31, 2007, and a 16.3% decrease in the number of net contracts signed in fiscal 2009, as compared to fiscal 2008. The 9.6% decrease in the average price of the homes delivered in fiscal 2009, as compared to fiscal 2008, was due to the impact of a shift in product mix to lower priced product and less expensive areas, and an increase in incentives given on homes closed in fiscal 2009, as compared to fiscal 2008. Average sales incentives given on homes delivered in fiscal 2009 amounted to approximately $93,200 per home or 13.6% of the gross sales price of the home, as compared to approximately $70,200 per home, or 9.7% of the gross sales price of the home, in fiscal 2008.

Cost of revenues as a percentage of revenue was 111.2% in fiscal 2009, as compared to 99.1% in fiscal 2008. In fiscal 2009 and 2008, we recognized inventory impairment charges and write-offs of $465.4 million and $645.0 million, respectively. Cost of revenues, excluding inventory impairment charges and write-offs (collectively “home costs”), was 84.7% of revenues in fiscal 2009, as compared to 78.6% in fiscal 2008. The increase in the home costs percentage was due primarily to higher sales incentives on the homes delivered, higher interest costs and a change in the mix of product delivered. Sales incentives as a percentage of revenues were 15.7% in fiscal 2009, and 10.7% in fiscal 2008. Interest cost as a percentage of revenues was 4.5% in fiscal 2009, as compared to 2.8% in fiscal 2008. The higher interest cost percentage in fiscal 2009 was due to inventory generally being held for a longer period of time and fewer qualifying assets to which interest can be allocated, resulting in higher amounts of capitalized interest allocated to qualifying inventory.

Selling, General and Administrative Expenses (“SG&A”)

SG&A spending decreased by $108.7 million, or 25.3%, in fiscal 2009, as compared to fiscal 2008. As a percentage of revenues, SG&A was 18.3% in fiscal 2009, as compared to 13.7% in fiscal 2008. The reduction in spending was due primarily to reduced compensation and related costs and reduced costs for advertising, promotions and marketing offset, in part, by the expensing of interest incurred not eligible to be capitalized in fiscal 2009 and the higher amount of deferred marketing costs that were written off with regard to communities that were temporarily closed, sold or redesigned in fiscal 2009, as compared to fiscal 2008. Due to the decline in qualified inventory, interest incurred on homebuilding indebtedness exceeded amounts eligible for capitalization in fiscal 2009 by $7.9 million, which was expensed to SG&A in fiscal 2009. Prior to November 1, 2008, qualified inventory exceeded homebuilding indebtedness and all interest incurred was capitalized. The write-off of deferred marketing costs related to communities that were temporarily closed, sold or redesigned in fiscal 2009 and 2008 was $9.9 million and $1.7 million, respectively.

Goodwill Impairment

During fiscal 2008, due to the continued decline of the Nevada and Florida housing markets, we re-evaluated the carrying value of goodwill associated with the acquisition of two small home builders in these markets. We estimated the fair value of our assets in these markets, including goodwill. Fair value was determined based on the discounted future cash flow expected to be generated in these markets. Based upon this evaluation and our expectation that these markets would not recover for a number of years, we determined that the related goodwill had been impaired. We recognized $3.2 million of impairment charges in fiscal 2008. After recognizing these charges, we did not have any goodwill remaining on our balance sheet at October 31, 2008.

Loss from Unconsolidated Entities

We are a participant in several joint ventures and in the Toll Brothers Realty Trust (“Trust”) and Toll Brothers Realty Trust II (“Trust II”). We recognize our proportionate share of the earnings and losses from these entities. The trends, uncertainties or other factors that have negatively impacted our business and the industry in general and that are discussed in the “Overview” section of this MD&A have also impacted the unconsolidated entities in which we have investments. Many of our joint ventures are land development projects or high-rise/mid-rise construction projects and do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, the joint ventures will generally, over a relatively short period of time, generate revenues and earnings until all the assets of the entity are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from quarter to quarter and year to year.

In fiscal 2009, we recognized $7.5 million of losses from unconsolidated entities, as compared to $186.4 million of losses in fiscal 2008. The loss in fiscal 2009 was attributable to $11.3 million of impairment charges recognized on our investments in unconsolidated entities. The loss in fiscal 2008 was attributable to $200.7 million of impairment charges recognized on our investments in unconsolidated entities.

Interest and Other Income

Interest and other income was $41.9 million and $124.4 million in fiscal 2009 and fiscal 2008, respectively. The decrease in other income in fiscal 2009, as compared to fiscal 2008, was primarily due to a $40.2 million gain recognized in fiscal 2008 on a condemnation judgment in our favor, a $23.0 million decline in interest income in fiscal 2009, as compared to fiscal 2008, a $10.7 million decline in retained customer deposits in fiscal 2009, as compared to fiscal 2008, a $4.4 million decline in income from land sales in fiscal 2009, as compared to fiscal 2008, and a $2.6 million decline in income from ancillary businesses and management fee income in fiscal 2009, as compared to fiscal 2008.

Expenses Related to Early Retirement of Debt

In fiscal 2009, we redeemed $295.1 million principal amount of senior subordinated notes and conducted a tender offer for $200.0 million principal amount of senior notes and incurred $13.7 million of expenses related to the redemption and the tender offer, representing the call premium, the write-off of unamortized debt issuance costs and costs incurred to complete the tender offer.

Loss Before Income Taxes

We reported a loss before income taxes of $496.5 million and $466.8 million in fiscal 2009 and 2008, respectively.

Income Taxes

In fiscal 2009, we recognized a provision for taxes of $259.4 million and an income tax benefit of $169.0 million in fiscal 2008. In fiscal 2009 and fiscal 2008, we recorded $458.3 million and $24.1 million, respectively, of valuation allowances against our net deferred tax assets. See “Critical Accounting Policies — Income Taxes — Valuation Allowance” in this MD&A for information regarding the valuation allowances against our net deferred tax assets. Excluding the valuation allowances against our net deferred tax assets in fiscal 2009 and 2008, we recognized a tax benefit in fiscal 2009 of $198.9 million at an effective rate of 40.1% and $193.0 million at an effective rate of 41.4% in fiscal 2008.

The difference in the effective tax rates in fiscal 2009, as compared to fiscal 2008, excluding the deferred tax asset valuation allowances that we recognized, was primarily due to: (a) the increased reversal in fiscal 2009, over fiscal 2008, of state tax provision (net of federal tax provision) accrued in prior years against potential tax assessments, which were no longer needed due to our settlement of various federal and state audits and the expiration of the applicable statute of limitations for federal and state tax purposes; (b) a lower blended state tax rate in fiscal 2009, as compared to fiscal 2008, due to the combination of a shift in the state tax jurisdictions where the losses occurred and the applicable state income tax rates in those jurisdictions; (c) the recognition of additional tax provision in fiscal 2009 due to uncertainties of tax positions taken on prior year tax returns; (d) the reversal of tax credits recognized in prior years that will be lost due to the elimination of taxable income in those years due to the carryback of tax losses; and (e) an increase in the fiscal 2008 rates due to tax free income recognized in fiscal 2008 but not in fiscal 2009.

We operate in 21 states and are subject to various state tax jurisdictions. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction and the Company’s ability to utilize certain tax-saving strategies. Due primarily to a change in our estimate of the allocation of income or loss, as the case may be, among the various state taxing jurisdictions and changes in tax regulations and their impact on our strategies, we estimated that our state income tax rate, net of a 35% federal tax benefit, was 2.9% for fiscal 2009 and 5.9% for fiscal 2008.

FISCAL 2008 COMPARED TO FISCAL 2007

Revenues and Cost of Revenues

Revenues in fiscal 2008 were lower than those for fiscal 2007 by $1.49 billion, or 32.1%. The decrease was primarily attributable to a 29% decrease in the number of homes delivered, a 3% decrease in the average price of the homes delivered and a $97.6 million decrease in percentage of completion revenues recognized. The decrease in the number of homes delivered was primarily due to the lower backlog of homes at October 31, 2007, as compared to October 31, 2006. This lower backlog of homes was primarily the result of a 28% decrease in the number of net contracts signed in fiscal 2007 over fiscal 2006. The decline in the average price of the homes delivered in fiscal 2008, as compared to fiscal 2007, was due primarily to higher sales incentives given on homes closed in fiscal 2008, as compared to fiscal 2007, which was offset by the settlement of units in several of our higher-priced high rise projects

(not accounted for under the percentage of completion accounting method) in fiscal 2008 that did not have settlements in fiscal 2007, and a shift in product mix during fiscal 2008 to higher-priced product. Sales incentives given on homes delivered in fiscal 2008 averaged $70,200 per home, as compared to $34,100 per home in fiscal 2007.

The decline in percentage of completion revenues in fiscal 2008 was primarily the result of the delivery of available units for sale in projects accounted for using the percentage of completion method and the lack of new projects that qualify under the accounting rules for the application of the percentage of completion accounting method. During fiscal 2008 and fiscal 2007, we completed construction on four projects for which we used the percentage of completion accounting method to recognize revenues and costs; the remaining units in these projects have been or will be accounted for using the completed contract method of accounting. Based upon the current accounting rules and interpretations, we do not believe that any of our current or future communities qualify for the percentage of completion accounting method.

Cost of revenues, including inventory impairment charges and write-offs but excluding percentage of completion cost of revenues and interest of $37.6 million, as a percentage of revenue (excluding percentage of completion of revenues of $41.9 million) was 99.2% in fiscal 2008, as compared to 89.0% in fiscal 2007. In fiscal 2008 and 2007, we recognized inventory impairment charges and write-offs of $645.0 million and $619.5 million, respectively. Excluding inventory impairment charges and write-offs, percentage of completion cost of revenues and interest, cost of revenues was 78.5% in fiscal 2008, as compared to 75.3% in fiscal 2007. The increase in the cost of revenues percentage before inventory impairment charges and write-offs, percentage of completion cost of revenues and interest was due primarily to higher sales incentives on the homes delivered and higher overhead costs per home due to decreased construction activity, offset in part by the positive impact on cost of sales on homes settled in fiscal 2008 from communities that had reduced inventory values as a result of impairments previously recognized.

As a percentage of total revenues, interest expense varies depending on many factors, including the period of time that we owned the land, the length of time that the homes delivered during the period were under construction, and the interest rates and the amount of debt carried by us in proportion to the amount of our inventory during those periods. Interest expense as a percentage of revenues was 2.8% of total revenues in fiscal 2008, as compared to 2.2% in fiscal 2007. The increase in interest expense as a percentage of revenues in fiscal 2008 was due to the added length of time that the homes delivered in fiscal 2008 remained in inventory and accumulated additional capitalized interest. In addition, as our inventory has been reduced, there is less qualified inventory to which we allocate interest incurred.

Selling, General and Administrative Expenses (“SG&A”)

As a percentage of revenues, SG&A was 13.7% in fiscal 2008, as compared to 11.1% in fiscal 2007. SG&A spending decreased by $86.8 million, or 16.8%, in fiscal 2008, as compared to fiscal 2007. The reduction in spending was due primarily to reduced compensation costs and reduced costs for advertising, promotions and marketing.

Goodwill Impairment

During fiscal 2008, due to the continued decline of the Nevada and Florida housing markets, we re-evaluated the carrying value of goodwill associated with the acquisition of two small home builders in these markets. During fiscal 2007, due to the continued decline of the Detroit housing market, we re-evaluated the carrying value of goodwill associated with the acquisition of a small home builder. We estimated the fair value of our assets in these markets, including goodwill. Fair value was determined based on the discounted future cash flow expected to be generated in these markets. Based upon this evaluation and our expectation that these markets would not recover for a number of years, we determined that the related goodwill had been impaired. We recognized $3.2 million and $9.0 million of impairment charges in fiscal 2008 and 2007, respectively. After recognizing these charges, we did not have any goodwill remaining on our balance sheet at October 31, 2008.

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

In fiscal 2008, we recognized $186.4 million of losses from unconsolidated entities, as compared to $40.4 million of losses in fiscal 2007. The loss in fiscal 2008 was the result of $200.7 million of impairment charges related to seven of our investments in unconsolidated entities. The loss in fiscal 2007 was attributable to $59.2 million of impairment charges related to two of our investments in unconsolidated entities.

Interest and Other Income

For fiscal 2008 and 2007, interest and other income was $124.4 million and $118.5 million, respectively. The increase in other income in fiscal 2008, as compared to fiscal 2007, was primarily due to the recognition in fiscal 2008 of a gain of $40.2 million related to the receipt of proceeds from a condemnation judgment in our favor, and higher interest income, offset in part by $24.7 million of gains from the sales of our cable TV and broadband internet businesses and our security monitoring business, higher retained customer deposits, higher income from ancillary businesses and higher management fees in fiscal 2007.

(Loss) Income Before Income Taxes

For fiscal 2008, we reported a loss before income tax benefits of $466.8 million, as compared to $70.7 million of income before income taxes for fiscal 2007.

Income Taxes

Our effective tax rate in fiscal 2008 was 36.2%, compared to 49.6% in fiscal 2007. In fiscal 2008, we recognized an income tax benefit of $169.0 million on a loss before income taxes of $466.8 million. In fiscal 2007, we recognized a tax provision of $35.0 million on income before taxes of $70.7 million. The primary differences in the effective tax rates in fiscal 2008 and fiscal 2007 were: (a) the impact of state taxes on our effective tax rate; (b) higher accrued interest on anticipated tax assessments in fiscal 2007, as compared to fiscal 2008; (c) the benefit of tax credits available to us in fiscal 2007, but not in fiscal 2008, due to our reporting income in fiscal 2007 and a loss in fiscal 2008; (d) greater non-taxable earnings reported in fiscal 2007, as compared to fiscal 2008; and (e) the impact of the recognition of a valuation allowance in fiscal 2008 against our state deferred tax assets.

We operate in 21 states and are subject to various state tax jurisdictions. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction and the Company’s ability to utilize certain tax-saving strategies. Due primarily to a change in our estimate of the allocation of income or loss, as the case may be, among the various state taxing jurisdictions and changes in tax regulations and their impact on our strategies, we estimated that our state income tax rate, net of a 35% federal tax benefit, was 5.9% for fiscal 2008 and 13.9% for fiscal 2007.

For state tax purposes, due to past and projected losses in certain jurisdictions where we do not have carryback potential and/or cannot sufficiently forecast future taxable income, in fiscal 2008, we recognized a valuation allowance of $37.0 million ($24.1 million, net of federal tax benefit) against our state deferred tax assets which decreased our fiscal 2008 effective tax rate by 5.2%. In fiscal 2007, we did not recognize a valuation allowance against our state deferred tax assets.

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

At October 31, 2009, we had $1.91 billion of cash and cash equivalents and marketable U.S. Treasury securities on hand, an increase of $275.4 million compared to October 31, 2008. In fiscal 2009, cash flow provided by operating activities was $283.2 million. Cash provided by operating activities was primarily generated by a reduction in inventory and the receipt of income tax refunds on previously paid taxes, offset, in part, by the payment of accounts payable and accrued liabilities and income tax payments made for the settlement of previously accrued tax audits. The decreases in inventory, accounts payable and accrued liabilities were due primarily to the decline in our business as previously discussed. We used $132.2 million of cash in our investing activities in fiscal 2009, primarily for investments in marketable U.S. Treasury securities and for investments made in our unconsolidated entities. We also generated a net of $23.2 million of cash from financing activities in fiscal 2009, principally from the issuance of an aggregate of $650.0 million principal amount of senior notes in the public debt markets (net proceeds amounted to $635.8 million), $637.0 million of other borrowings (primarily from our mortgage company warehouse loan), and our stock-based benefit plans and the tax benefits of stock-based compensation, offset, in part, by the redemption of, and tender for, an aggregate of $495.1 million principal amount of senior and senior subordinated notes, $12.0 million of expenses related to such redemption and tender offer, and the repayment of $785.9 million of other borrowings, of which $624.2 million was on our mortgage company warehouse loan.

In fiscal 2008, our cash and cash equivalents increased by $733.2 million to $1.63 billion. Cash flow from operating activities was $826.8 million. Cash flow from operating activities was generated primarily from income before inventory and investment impairment losses, reductions in inventory and a decrease in contracts receivable related to percentage of completion accounting, offset in part by a decrease in accounts payable and accrued expenses (excluding accruals of estimated liabilities to various joint ventures), a decrease in customer deposits and an increase in deferred tax assets. The decreased inventory, contracts receivable, accounts payable and customer deposits were due primarily to the decline in our business as previously discussed. We used $64.6 million of cash flow in investing activities, primarily for additional investments in unconsolidated entities. In addition, we used $29.0 million of cash flow in financing activities, primarily for the repayment of debt, offset in part by cash generated from stock-based benefit plans and the tax benefits of stock-based compensation.

In fiscal 2007, we generated $267.8 million of cash, including $330.5 million from operating activities and $25.6 million from investing activities, offset in part by the use of $88.2 million in financing activities. In the fiscal 2007 period, net cash generated from operating activities was primarily attributable to income before write-offs, offset in part by a reduction in accounts payable and accrued expenses, a reduction in customer deposits and an increase in deferred tax assets.

In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own several years’ supply of home sites, we do not need to buy home sites immediately to replace those which we deliver. In addition, we generally do not begin construction of our single-family detached homes until we have a signed contract with the home buyer, although in the past several years, due to the high cancellation rate of customer contracts and the increase in the number of attached-home communities from which we were operating (all of the units of which are generally not sold prior to the commencement of construction), the number of speculative homes in our inventory increased significantly. Should our business remain at its current level or decline, we believe that our inventory levels would continue to decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own and as we sell and deliver the speculative homes that are currently in inventory, resulting in additional cash flow from operations. In addition, we might continue to delay or curtail our acquisition of additional land, as we have since the second half of fiscal 2006, which would further reduce our inventory levels and cash needs. At October 31, 2009, we owned or controlled through options approximately

31,900 home sites, as compared to approximately 39,800 at October 31, 2008, 59,300 at October 31, 2007 and approximately 91,200 at April 30, 2006, the high point of our home sites owned and controlled. Of the 31,917 home sites owned or controlled through options at October 31, 2009, we owned 26,872; of our owned home sites, significant improvements were completed on approximately 10,815.

At October 31, 2009, the aggregate purchase price of land parcels under option and purchase agreements was approximately $568.5 million (including $138.5 million of land to be acquired from joint ventures in which we have invested). Of the $568.5 million of land purchase commitments, we had paid or deposited $78.7 million, we will receive a credit for prior investments in joint ventures of approximately $36.7 million and, if we acquire all of these land parcels, we will be required to pay an additional $453.1 million. Of the $453.1 million we would be required to pay, we recorded $119.7 million of this amount in accrued expenses at October 31, 2009. The purchases of these land parcels are scheduled over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.

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

We have a $1.89 billion credit facility consisting of a $1.56 billion unsecured revolving credit facility and a $331.7 million term loan facility (collectively, the “Credit Facility”) with 30 banks, which extends to March 2011. At October 31, 2009, we had no outstanding borrowings against the revolving credit facility but had letters of credit of approximately $177.7 million outstanding under it. Under the terms of the Credit Facility, our maximum leverage ratio (as defined in the credit agreement) may not exceed 2.00 to 1.00 and at October 31, 2009, we were required to maintain a minimum tangible net worth (as defined in the credit agreement) of approximately $1.89 billion. At October 31, 2009, our leverage ratio was approximately 0.19 to 1.00 and our tangible net worth was approximately $2.49 billion.

In April 2009, we issued $400 million principal amount of 8.91% Senior Notes due 2017. We received $389.4 million of net proceeds from the issuance of these senior notes. In September 2009, we issued $250 million principal amount of 6.75% Senior Notes due 2019 and we received $246.4 million of net proceeds from the issuance.

In May 2009, we redeemed $293.0 million outstanding principal amount of our senior subordinated notes due 2011 and in June 2009 purchased an additional $2.1 million principal amount of such notes through open market purchases. In fiscal 2009, we recognized a charge of $2.1 million representing the write-off of unamortized debt issuance costs and the call premium on one of the series of notes. In December 2009, we redeemed the remaining $47.9 million principal amount of our senior subordinated notes due 2011.

In October 2009, we concluded a tender offer for $105.1 million principal amount of our 6.875% Senior Notes due 2012 and $94.9 million principal amount of our 5.95% Senior Notes due 2013. In fiscal 2009, we recognized a charge of $11.6 million representing the tender premium, the write-off of unamortized debt issuance costs and costs incurred to complete the tender offer.

In August 2009, TBI Mortgage Company, our wholly-owned mortgage subsidiary, entered into a Master Repurchase Agreement with Comerica Bank, as agent and representative of itself as a buyer and the other buyers named therein. The agreement replaced TBI Mortgage Company’s warehouse credit facility which was set to expire. The purpose of the agreement is to finance the origination of mortgage loans by TBI Mortgage Company. The agreement provides for loan purchases up to $75 million, subject to certain sublimits. In addition, the agreement provides for an accordion feature under which TBI Mortgage Company may request that the aggregate commitments under the agreement be increased to an amount up to $100 million. The agreement expires on July 29, 2010.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our estimated contractual payment obligations at October 31, 2009 (amounts in millions):

	2010	2011 — 2012	2013 — 2014	Thereafter	Total

Senior and senior subordinated notes(a)	$153.6	$210.9	$817.7	$1,149.0	$2,331.2
Loans payable(a)	105.9	354.8	7.1	14.4	482.2
Mortgage company
warehouse loan(a)	27.9				27.9
Operating lease obligations	14.1	18.6	11.5	16.9	61.1
Purchase obligations(b)	218.3	278.9	41.3	76.7	615.2
Retirement plans(c)	1.7	8.8	14.8	44.1	69.4
Other	0.7	1.4	0.7		2.8

	$522.2	$873.4	$893.1	$1,301.1	$3,589.8

(a)	Amounts include estimated annual interest payments until maturity of the debt. Of the amounts indicated, $1.64 billion of the senior and senior subordinated notes, $472.9 million of loans payable and $27.0 million of the mortgage company warehouse loan were recorded on the October 31, 2009 Consolidated Balance Sheet.

(b)	Amounts represent our expected acquisition of land under options or purchase agreements and the estimated remaining amount of the contractual obligation for land development agreements secured by letters of credit and surety bonds. Of the total amount indicated, $119.7 million was recorded on the October 31, 2009 Consolidated Balance Sheet.

(c)	Amounts represent our obligations under our deferred compensation and supplemental executive retirement plans. Of the total amount indicated, $42.1 million was recorded on the October 31, 2009 Consolidated Balance Sheet.

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

The following tables summarize information related to revenues, gross contracts signed, contract cancellations, net contracts signed and sales incentives provided on units delivered by geographic segment for the twelve-month periods ended October 31, 2009, 2008 and 2007, and information related to backlog by geographic segment at October 31, 2009, 2008 and 2007.

Revenues:

	2009	2008	2007	2009	2008	2007
	Units	Units	Units	(In millions)	(In millions)	(In millions)

North(a)	983	1,300	1,467	$585.3	$894.4	$993.1
Mid-Atlantic	862	1,443	2,137	492.7	878.6	1,338.4
South(a)	544	1,095	1,631	288.2	556.2	922.3
West	576	905	1,452	389.1	777.1	1,241.8
Other(b)					41.9	139.5

	2,965	4,743	6,687	$1,755.3	$3,148.2	$4,635.1

Gross Contracts Signed:

	2009	2008	2007	2009	2008	2007
	Units	Units	Units	(In millions)	(In millions)	(In millions)

North	847	1,018	1,736	$442.8	$616.1	$1,205.8
Mid-Atlantic	899	1,233	1,773	498.7	708.5	1,123.8
South	559	907	1,286	281.6	453.9	706.8
West	598	762	1,229	402.8	562.9	1,140.9

	2,903	3,920	6,024	$1,625.9	$2,341.4	$4,177.3

Contracts Cancelled:

	2009	2008	2007	2009	2008	2007
	Units	Units	Units	(In millions)	(In millions)	(In millions)

North	184	271	251	$136.4	$203.3	$176.5
Mid-Atlantic	102	205	268	74.7	144.3	173.4
South	87	250	457	50.5	127.8	249.5
West	80	267	608	59.6	257.8	567.9

	453	993	1,584	$321.2	$733.2	$1,167.3

Net Contracts Signed:

	2009	2008	2007	2009	2008	2007
	Units	Units	Units	(In millions)	(In millions)	(In millions)

North	663	747	1,485	$306.4	$412.8	$1,029.3
Mid-Atlantic	797	1,028	1,505	424.0	564.2	950.4
South	472	657	829	231.1	326.1	457.3
West	518	495	621	343.2	305.1	573.0

	2,450	2,927	4,440	$1,304.7	$1,608.2	$3,010.0

Contract Cancellation Rates: (as a percentage of gross contracts signed, based on units and dollars)
	2009	2008	2007	2009	2008	2007
	Units	Units	Units	$	$	$

North	21.7%	26.6%	14.5%	30.8%	33.0%	14.6%
Mid-Atlantic	11.3%	16.6%	15.1%	15.0%	20.4%	15.4%
South	15.6%	27.6%	35.5%	17.9%	28.2%	35.3%
West	13.4%	35.0%	49.5%	14.8%	45.8%	49.8%
Total	15.6%	25.3%	26.3%	19.8%	31.3%	27.9%

Backlog at October 31:
	2009	2008	2007	2009	2008	2007
	Units	Units	Units	(In millions)	(In millions)	(In millions)

North	550	870	1,497	$283.6	$562.5	$1,089.7
Mid-Atlantic	493	558	973	293.6	362.3	676.7
South	282	354	806	148.0	205.1	475.6
West	206	264	674	149.6	195.6	667.6
Less revenue recognized on units remaining in backlog(b)						(55.2)

	1,531	2,046	3,950	$874.8	$1,325.5	$2,854.4

(a)	Excludes deliveries from projects accounted for using the percentage of completion accounting method. Information regarding these deliveries in fiscal 2008 and 2007 is as follows:

	2008	2007	2008	2007
	Units	Units	(In millions)	(In millions)

North	74	277	$45.6	$193.7
South	14	59	40.5	69.6

	88	336	$86.1	$263.3

(b)	Amounts represent revenues recognized on projects accounted for using the percentage of completion accounting method. Based upon the current accounting rules and interpretations, we do not believe that any of our current or future communities qualify for percentage of completion accounting.

	2009	2008	2007	2009	2008	2007
	(In millions)	(In millions)	(In millions)	% of Gross Revenues*

Sales Incentives:
North	$44.1	$36.0	$29.7	7.0%	3.9%	2.9%
Mid-Atlantic	94.7	100.3	84.0	16.1%	10.2%	5.9%
South	42.4	69.7	53.8	12.8%	11.1%	5.5%
West	95.1	126.9	60.5	19.6%	14.0%	4.6%

Total	$276.3	$332.9	$228.0	13.6%	9.7%	4.8%

*	Excludes from gross revenues, percentage of completion revenues recognized in fiscal 2008 and 2007.

Revenues and (Loss) Income Before Taxes:

The following table summarizes by geographic segment total revenues and (loss) income before income taxes for each of the years ended October 31, 2009, 2008 and 2007 ($ amounts in millions):

	Revenues			(Loss) income before income taxes
	2009	2008	2007	2009	2008	2007

North(a)	$585.3	$931.9	$1,084.1	$(103.3)	$0.9	$51.2
Mid-Atlantic	492.7	878.6	1,338.4	(25.0)	(10.9)	206.4
South(b)	288.2	560.6	970.8	(49.4)	(170.0)	(20.4)
West	389.1	777.1	1,241.8	(209.0)	(190.5)	(87.9)
Corporate and other(c)				(109.8)	(96.3)	(78.6)

Total	$1,755.3	$3,148.2	$4,635.1	$(496.5)	$(466.8)	$70.7

(a)	Includes percentage of completion revenues of $37.5 million and $91.0 million in fiscal 2008 and 2007, respectively.

(b)	Includes percentage of completion revenues of $4.4 million and $48.5 million in fiscal 2008 and 2007, respectively.

(c)	Corporate and other is comprised principally of general corporate expenses such as the Offices of the Chief Executive Officer and President, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, offset in part by interest income and income from our ancillary businesses.

FISCAL 2009 COMPARED TO FISCAL 2008

North

Revenues for the year ended October 31, 2009 were lower than those for the year ended October 31, 2008 by $346.6 million, or 37%. The decrease in revenues was attributable to a 24% decrease in the number of homes delivered, a 13% decrease in the average price of homes delivered and a decrease of $37.5 million in percentage of completion revenues. The decrease in the number of homes delivered in fiscal 2009, as compared to fiscal 2008, was primarily due to lower backlog at October 31, 2008, as compared to October 31, 2007, and an 11% decrease in the number of net contracts signed in fiscal 2009, as compared to fiscal 2008. The decline in backlog at October 31, 2008, as compared to October 31, 2007, was due primarily to a 50% decrease in the number of net contracts signed in fiscal 2008 over fiscal 2007. The decrease in the average price of homes delivered in the year ended October 31, 2009, as compared to the year ended October 31, 2008, was primarily due to a shift in the number of settlements to less expensive products and/or locations and higher sales incentives given on the homes delivered in fiscal 2009, as compared to fiscal 2008.

The value of net contracts signed in the year ended October 31, 2009 was $306.4 million, a 26% decline from the $412.8 million of net contracts signed in the year ended October 31, 2008. The number of net contracts signed and the average value of each net contract decreased 11% and 16%, respectively. The decline in the number of net contracts signed in fiscal 2009, as compared to fiscal 2008, was primarily due to the continued slowdown in the housing market, offset, in part, by a decrease in the number of contracts cancelled in fiscal 2009, as compared fiscal 2008. The decrease in average sales price of net contracts signed was primarily attributable to a shift in the number of contracts signed to less expensive areas and/or products in fiscal 2009 and higher sales incentives given to home buyers in fiscal 2009, as compared to fiscal 2008.

We reported losses before income taxes of $103.3 million in the year ended October 31, 2009, as compared to income before income taxes of $0.9 million in the year ended October 31, 2008. This decrease was primarily due to a decline in revenues and higher cost of revenues as a percentage of revenues in the fiscal 2009 period, as compared to the fiscal 2008 period, partially offset by a $43.6 million decrease in losses from unconsolidated entities in fiscal 2009, as compared to fiscal 2008, and lower selling, general and administrative expenses in fiscal 2009, as compared to fiscal 2008. We recognized inventory impairment charges of $145.4 million during the year ended October 31, 2009, as compared to $112.5 million in the year ended October 31, 2008. Excluding inventory impairment charges, cost of revenues before interest as a percentage of revenues was 79.9% in fiscal 2009, as compared to 73.5% in fiscal 2008. The higher cost of revenues was primarily the result of increased sales incentives given to home buyers on the homes delivered and a shift in product mix of homes delivered to lower margin product or areas. As a percentage of revenues, higher sales incentives increased cost of revenues by approximately 2.8% in fiscal 2009 over the fiscal 2008 percentage.

Mid-Atlantic

Revenues in fiscal 2009 were lower than those in fiscal 2008 by $385.9 million, or 44%. The decrease in revenues was attributable to a 40% decrease in the number of homes delivered and a 6% decrease in the average sales price of the homes delivered. The decrease in the number of homes delivered was primarily due to lower backlog at October 31, 2008, as compared to October 31, 2007, and a 22% decrease in the number of net contracts signed in fiscal 2009, as compared to fiscal 2008. The decrease in backlog was primarily the result of a 32% decrease in the number of net contracts signed in fiscal 2008 over fiscal 2007 due to weak demand. The decrease in the average price of the homes delivered in fiscal 2009, as compared to fiscal 2008, was primarily related to higher sales incentives given on the homes delivered in fiscal 2009, as compared to fiscal 2008.

The value of net contracts signed during the year ended October 31, 2009, decreased by $140.2 million, or 25%, from the year ended October 31, 2008. The decline was due to a 22% decrease in the number of net contracts signed and a 3% decrease in the average value of each net contract. The decline in the number of net contracts signed in fiscal 2009, as compared to fiscal 2008, was due primarily to continued weak demand in the housing market, partially offset by a decrease in the number of contracts cancelled in fiscal 2009, as compared fiscal 2008. The decrease in the average value of each net contract signed in the year ended October 31, 2009, as compared to the year ended October 31, 2008, was primarily due to a shift in the number of contracts signed to less expensive areas and/or products in fiscal 2009, as compared to fiscal 2008.

We reported losses before income taxes for the years ended October 31, 2009 and 2008, of $25.0 million and $10.9 million, respectively. The increase in the loss was primarily due to a decline in revenues and higher cost of revenues, excluding impairments, as a percentage of revenues in fiscal 2009, as compared to fiscal 2008, partially offset by lower impairment charges and lower selling, general and administrative expenses in fiscal 2009, as compared to fiscal 2008. We recognized inventory impairment charges of $59.7 million and $136.4 million for the years ended October 31, 2009 and 2008, respectively. Cost of revenues, excluding impairment charges and interest, as a percentage of revenues for the years ended October 31, 2009 and 2008 was 79.8% and 75.6%, respectively. The increase in the percentage was primarily due to higher sales incentives given to home buyers on the homes delivered in fiscal 2009, as compared to fiscal 2008. The higher sales incentives in fiscal 2009 increased cost of revenues as a percentage of revenue by approximately 5.1%.

South

Revenues for the year ended October 31, 2009 were lower than those for the year ended October 31, 2008 by $272.4 million, or 49%. The decrease in revenues was attributable to a 50% decrease in the number of homes delivered and a decrease of $4.4 million in percentage of completion revenues, offset, in part, by a 4% increase in the average price of homes delivered. The decrease in the number of homes delivered in fiscal 2009, as compared to fiscal 2008, was primarily due to lower backlog at October 31, 2008, as compared to October 31, 2007, and a 28% decrease in the number of net contracts signed in fiscal 2009, as compared to fiscal 2008. The decline in backlog at October 31, 2008, as compared to October 31, 2007, was due primarily to a 21% decrease in the number of net contracts signed in fiscal 2008 over fiscal 2007. The increases in the average price of homes delivered were primarily attributable to a shift in number of homes delivered to more expensive areas and/or products in fiscal 2009, as compared to fiscal 2008.

For the year ended October 31, 2009, the value of net contracts signed was lower than the year ended October 31, 2008 by $95.0 million, or 29%. The decline was due to a 28% decrease in the number of net contracts signed and a 1% decrease in the average value of each contract. The decrease in the number of net contracts signed in fiscal 2009, as compared to fiscal 2008, was attributable to overall weak market conditions, offset, in part, by a decrease in the number of cancelled contracts in fiscal 2009, as compared to fiscal 2008. The decrease in the average sales price of net contracts signed was primarily due to a higher average sales price on contracts cancelled in fiscal 2009, as compared to fiscal 2008.

We reported losses before income taxes for the year ended October 31, 2009 and 2008 of $49.4 million and $170.0 million, respectively. The decline in the loss before income taxes in fiscal 2009, as compared to fiscal 2008, was primarily due to a lower cost of revenues as a percentage of total revenues and lower selling, general and administrative expenses in fiscal 2009, as compared to fiscal 2008. Cost of revenues before interest as a percentage of revenues was 99.5% in fiscal 2009, as compared to 116.3% in fiscal 2008. The decreased percentage in fiscal 2009 was primarily due to the reduction in the amount of inventory impairment charges recognized from $200.1 million in fiscal 2008 to $52.8 million in fiscal 2009.

West

Revenues in fiscal 2009 were lower than those in fiscal 2008 by $388.0 million, or 50%. The decrease in revenues was attributable to a 36% decrease in the number of homes delivered and a 21% decrease in the average sales price of the homes delivered. The decrease in the number of homes delivered was primarily attributable to the lower number of homes in backlog at October 31, 2008, as compared to October 31, 2007, which was the result of the number of homes delivered in fiscal 2008 exceeding the number of net signed contracts in the fiscal 2008 period. The decrease in the average price of homes delivered was primarily due to higher sales incentives and a shift in the number of settlements to less expensive products and/or locations in fiscal 2009, as compared to fiscal 2008.

The value of net contracts signed during the year ended October 31, 2009 increased by $38.1 million, or 12%, from the year ended October 31, 2008. The increase in the value of net contracts was due to a 5% increase in the number of net contracts signed in fiscal 2009, as compared to fiscal 2008, and a 7% increase in the average value of each net contract signed in fiscal 2009, versus fiscal 2008. The increase in the number of net contracts signed was primarily due to a decrease in the number of contracts cancelled from 267 units in fiscal 2008 to 80 units in fiscal 2009. The increase in the average value of each net contract signed was attributable to decreases in the number and average value of contracts cancelled in fiscal 2009, as compared to fiscal 2008. Excluding the impact of contract cancellations, the average value of gross contracts signed decreased 9% in the year ended October 31, 2009, as compared to the year ended October 31, 2008. The decrease in average sales price of gross contracts signed was primarily attributable to a shift in the number of contracts signed to less expensive areas and/or products in fiscal 2009 and higher sales incentives given to home buyers in fiscal 2009, as compared to fiscal 2008.

We reported losses before income taxes of $209.0 million and $190.5 million for the years ended October 31, 2009 and 2008, respectively. The increased losses in fiscal 2009, as compared to fiscal 2008, were attributable to lower revenues and higher cost of revenues as a percentage of revenues in fiscal 2009, as compared to fiscal 2008, partially offset by impairment charges related to unconsolidated entities in which we have investments of $5.3 million in fiscal 2009, as compared to $141.3 million in fiscal 2008. We recognized inventory impairment charges of $207.5 million in fiscal 2009, as compared to $196.0 million in fiscal 2008. For fiscal 2009, cost of revenues before impairment charges and interest as a percentage of revenues was 80.2%, as compared to 75.4% in fiscal 2008. The increase in the fiscal 2009 percentage was primarily the result of higher sales incentives given to home buyers on homes delivered and a shift in the product mix of homes delivered to lower margin product or areas, in fiscal 2009 as compared to fiscal 2008. The higher sales incentives in fiscal 2009 increased cost of revenues as a percentage of revenue by approximately 5.2%. The West geographic segment benefited from the recognition of $40.2 million of income in the year ended October 31, 2008, attributable to net proceeds received by us from a condemnation award.

Corporate and Other

Other loss before income taxes for the year ended October 31, 2009 was $109.8 million, an increase of $13.5 million from the $96.3 million loss before income taxes reported for the year ended October 31, 2008. This increase was primarily the result of a $23.0 million decline in interest income and a $2.6 million decline in income from ancillary businesses and management fee income, in fiscal 2009, as compared to fiscal 2008, interest expense of $7.9 million included in SG&A in fiscal 2009 due to interest on homebuilding indebtedness exceeding the amount eligible for capitalization, and the recognition of a $13.9 million charge in fiscal 2009 in connection with the redemption of $295.1 million of senior subordinated notes and $200.0 million of senior notes, offset, in part, by lower unallocated general and administrative expenses of $32.0 million in fiscal 2009, as compared to fiscal 2008.

FISCAL 2008 COMPARED TO FISCAL 2007

North

Revenues in fiscal 2008 were lower than those in fiscal 2007 by $152.2 million, or 14%. The decrease in revenues was attributable to a decrease of $53.5 million in percentage of completion revenues and an 11% decrease in the number of homes delivered, partially offset by a 2% increase in the average price of homes delivered. The decrease in the number of homes delivered in the year ended October 31, 2008, as compared to fiscal 2007, was primarily due to lower backlog at October 31, 2007, as compared to October 31, 2006. The decline in backlog at October 31, 2007, as compared to October 31, 2006, was due primarily to an 11% decrease in the number of net contracts signed in fiscal 2007 over fiscal 2006. The increase in the average price of homes delivered in the year ended October 31, 2008, as compared to the year ended October 31, 2007, was primarily due to closings during fiscal 2008 in several high-rise completed contract communities in the New York and New Jersey urban markets, which had higher average prices than our typical product; we did not have any closings of this type of product in fiscal 2007. Excluding these deliveries, the average price of homes delivered in fiscal 2008 decreased 9%, as compared to fiscal 2007, primarily due to higher sales incentives and a shift in the number of settlements to less expensive products and/or locations in fiscal 2008.

The value of net contracts signed during the year ended October 31, 2008 was $412.8 million, a 60% decline from the $1.03 billion of net contracts signed during the year ended October 31, 2007. The decline in fiscal 2008, as compared to fiscal 2007, was due to a 50% decrease in the number of net contracts signed and a 20% decrease in the average value of each contract. The decrease in the number of net contracts signed in fiscal 2008 was primarily due to the continued slowdown in the housing market. The decline in the average sales price was primarily the result of: fewer net contracts signed in the New York and New Jersey urban markets, which had higher average prices than our typical product, as several communities in these areas sold out in fiscal 2007; higher sales incentives given during the year ended October 31, 2008, as compared to the year ended October 31, 2007; and a shift in the number of contracts signed to less expensive product in fiscal 2008, as compared to fiscal 2007. The number of contract cancellations for the year ended October 31, 2008, was 271, as compared to 251 in the year ended October 31, 2007.

We reported $0.9 million of income before income taxes in the year ended October 31, 2008, as compared to income before income taxes of $51.2 million in the year ended October 31, 2007. The decrease in income was due to a $46.2 million loss from unconsolidated entities in fiscal 2008, as compared to $15.7 million of income in fiscal 2007, and lower revenues in fiscal 2008, as compared to fiscal 2007, offset in part by the recognition of a $9.0 million charge for goodwill impairment in the first quarter of fiscal 2007, and lower selling, general and administrative costs and lower cost of revenues as a percentage of revenues in fiscal 2008, as compared to fiscal 2007. The loss from unconsolidated entities includes $57.9 million of impairment charges in fiscal 2008 related to two of these unconsolidated entities. The lower cost of revenues as a percentage of revenues in the year ended October 31, 2008, as compared to the year ended October 31, 2007, was primarily the result of lower inventory impairment charges recognized in fiscal 2008. In fiscal 2008, we recorded $112.5 million of inventory impairments, as compared to $122.9 million in fiscal 2007.

Mid-Atlantic

Revenues in fiscal 2008 were lower than those in fiscal 2007 by $459.8 million, or 34%. The decrease in revenues for the year ended October 31, 2008 was attributable to a 32% decrease in the number of homes delivered (primarily in Virginia and Pennsylvania) and a 3% decrease in the average sales price of the homes delivered. The decrease in the number of homes delivered in fiscal 2008 was primarily due to a lower backlog at October 31, 2007, as compared to October 31, 2006. The decrease in the backlog of homes at October 31, 2007 was primarily the result of a 23% decrease in the number of net contracts signed in fiscal 2007 over fiscal 2006. The decrease in the average price of the homes delivered in fiscal 2008, as compared to fiscal 2007, was primarily due to higher sales incentives given in fiscal 2008, as compared to fiscal 2007.

The value of net contracts signed during fiscal 2008 of $564.2 million decreased 41% from the $950.4 million of net contracts signed in fiscal 2007. The decline was due to a 32% decrease in the number of net contracts signed and a 13% decrease in the average value of each contract. The decrease in the number of net contracts signed was due primarily to continued weak demand, partially offset by lower cancellations for the year ended October 31, 2008, as compared to the year ended October 31, 2007. The number of contract cancellations decreased from 268 in fiscal 2007 to 205 in fiscal 2008. The decrease in the average value of each contract was primarily attributable to higher sales incentives given in fiscal 2008, as compared to fiscal 2007, and a shift in the number of contracts signed to less expensive products in Maryland and Virginia in fiscal 2008, as compared to fiscal 2007.

We reported a loss before income taxes of $10.9 million for the year ended October 31, 2008, as compared to income before income taxes of $206.4 million for the year ended October 31, 2007. This decline was primarily due to a decline in revenues and higher cost of revenues as a percentage of revenues in fiscal 2008, as compared to fiscal 2007, offset in part by lower selling, general and administrative expenses. For fiscal 2008, cost of revenues before interest as a percentage of revenues was 91.1%, as compared to 76.4% in fiscal 2007. The increase in the fiscal 2008 percentage was primarily the result of the higher inventory impairment charges recognized and increased sales incentives given to home buyers on the homes delivered. We recognized inventory impairment charges of $136.4 million in the year ended October 31, 2008, as compared to $72.3 million in the year ended October 31, 2007. As a percentage of revenues, higher sales incentives increased cost of revenues approximately 3.6% in fiscal 2008, as compared to fiscal 2007.

South

Revenues for the year ended October 31, 2008 were lower than those for the year ended October 31, 2007 by $410.2 million, or 42%. The decrease in revenues was attributable to a 33% decrease in the number of homes delivered, a 10% decrease in the average selling price of the homes delivered, and a reduction in percentage of completion revenues of $44.1 million. The decrease in the number of homes delivered was primarily attributable to our Florida operations, where we had a lower number of homes in backlog at October 31, 2007, as compared to October 31, 2006. The decrease in the backlog of homes at October 31, 2007 for the entire segment was primarily the result of a 36% decrease in the number of net contracts signed in fiscal 2007 over fiscal 2006. The decrease in the average price of the homes delivered in fiscal 2008, as compared to fiscal 2007, was due to higher sales incentives given to home buyers and a greater percentage of this segment’s settlements shifting to less expensive areas, primarily in Florida.

The value of net contracts signed in fiscal 2008 was $326.1 million, a 29% decline from the $457.3 million of net contracts signed in fiscal 2007. The decline was due to a 21% decrease in the number of net contracts signed and a 10% decrease in the average value of each contract. The decrease in the number of net contracts signed was attributable to the overall continued weak market conditions in North Carolina, South Carolina and Texas. In Florida, the number of net contracts signed in fiscal 2008 increased 62%, as compared to fiscal 2007. The increase in the number of net contracts signed in Florida was due primarily to the decrease in the number of cancellations from 348 in fiscal 2007 to 118 in fiscal 2008. The number of cancellations in this geographic segment for the years ended October 31, 2008 and 2007 was 250 and 457, respectively. The decrease in the average value of each contract signed in fiscal 2008, as compared to fiscal 2007, for this geographic segment was primarily due to lower average sales prices in Florida, which was the result of higher sales incentives and a shift in the number of contracts signed to less expensive areas and products in fiscal 2008, as compared to fiscal 2007. In addition, the average value of each contract signed in Florida for the year ended October 31, 2008 was negatively impacted by cancellations at high-rise projects in fiscal 2008, which carried a higher average value per cancelled contract. The decreases in Florida’s average value of each contract signed were offset in part by an increase in the average value of contracts signed in North Carolina, which was primarily due to a shift in the number of contracts signed to more expensive products in fiscal 2008, as compared to fiscal 2007.

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

West

Revenues in fiscal 2008 were lower than those in fiscal 2007 by $464.7 million, or 37%. The decrease in revenues was attributable to a 38% decrease in the number of homes delivered. The decrease in the number of homes delivered was primarily attributable to the lower number of homes in backlog at October 31, 2007, as compared to October 31, 2006, partially offset by a decrease in the number of contract cancellations in fiscal 2008, as compared to fiscal 2007. The decrease in the backlog of homes at October 31, 2007 was primarily the result of a 51% decrease in the number of net contracts signed in fiscal 2007 over fiscal 2006.

The value of net contracts signed during the year ended October 31, 2008 was $305.1 million, a 47% decline from $573.0 million of the net contracts signed during the year ended October 31, 2007. The decline was due primarily to a 20% decrease in the number of net contracts signed and a 33% decrease in the average value of each contract. The decrease in the number of net contracts signed was primarily due to the continued depressed market conditions. In fiscal 2008, there were 267 contract cancellations, as compared to 608 in fiscal 2007. The decrease in the average value of each contract signed was attributable to increases in sales incentives given in fiscal 2008, as compared to fiscal 2007 and in Arizona in fiscal 2008, the higher average value of the contracts cancelled, which resulted in a significantly lower average value of net contracts signed in Arizona.

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

We are exposed to market risk primarily due to fluctuations in interest rates. We utilize both fixed-rate and variable-rate debt. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until we are required to refinance such debt.

At October 31, 2009, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value were as follows ($ amounts in thousands):

	Fixed-Rate Debt		Variable-Rate Debt(a)
		Weighted-		Weighted-
		Average		Average
Fiscal Year of Maturity	Amount	Interest Rate (%)	Amount	Interest Rate (%)

2010	$71,567	7.37	$103,746	2.43
2011	7,692	6.35	331,817	0.75
2012	11,894	5.12	150	0.40
2013	353,435	6.44	150	0.40
2014	302,819	4.93	150	0.40
Thereafter	951,925	7.15	12,395	0.40
Discount	(12,352)

Total	$1,686,980	6.60	$448,408	1.13

Fair value at October 31, 2009	$1,722,073		$448,408

(a)	Based upon the amount of variable-rate debt outstanding at October 31, 2009 and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $4.5 million per year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, listed in Item 15(a)(1) and (2), which appear at pages F-1 through F-51 of this report and which are incorporated herein by reference.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting during our quarter ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by this item for our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I, Item 4A of this report. The other information required by this item will be included in our Proxy Statement for the 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required in this item will be included in the 2010 Proxy Statement and is incorporated herein by reference.

The following table provides information as of October 31, 2009 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Number of
	Securities to		Number of Securities
	be Issued Upon	Weighted-Average	Remaining Available For
	Exercise	Exercise Price	Future Issuance Under
	of Outstanding	of Outstanding	Equity Compensation
	Options, Warrants	Options, Warrants	Plans (Excluding Securities
Plan Category	and Rights	and Rights	Reflected in Column(a))
	(a)	(b)	(c)
	(In thousands)		(In thousands)

Equity compensation plans approved by security holders	16,183	17.66	9,168
Equity compensation plans not approved by security holders	—	—	—

Total	16,183	17.66	9,168

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in this item will be included in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in this item will be included in the 2010 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

2.	Financial Statement Schedules

None

Financial statement schedules have been omitted because they are either not applicable or the required information is included in the financial statements or notes hereto.

(b)	Exhibits

The following exhibits are included with this report or incorporated herein by reference:

Exhibit
Number	Description

3.1	Second Restated Certificate of Incorporation of the Registrant, dated September 8, 2005, is hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2005.
3.2	By-laws of the Registrant, as Amended and Restated June 11, 2008, are hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 13, 2008.
3.3	Amendment to the By-laws of the Registrant, dated as of September 24, 2009, is hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 24, 2009.
3.4	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant is hereby incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007.
3.5	Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Stock of the Registrant is hereby incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2009.
4.1	Specimen Stock Certificate is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-K for the fiscal year ended October 31, 1991.
4.2	Form of Indenture for Senior Debt Securities is hereby incorporated by reference to Exhibit 4.10 of the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 29, 2008.
4.3	Form of Indenture for Subordinated Debt Securities is hereby incorporated by reference to Exhibit 4.11 of the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 29, 2008.

Exhibit
Number	Description

4.4	Indenture dated as of January 25, 2001, among Toll Corp., as issuer, the Registrant, as guarantor, and Bank One Trust Company, NA, as Trustee, including form of guarantee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended January 31, 2001.
4.5	Joint Resolution Adopted by the Board of Directors of Toll Corp. and the Shelf Terms Committee of Toll Brothers, Inc. dated as of January 23, 2001, relating to $200,000,000 principal amount of 8 1/4% Senior Subordinated Notes of Toll Corp. due 2011, guaranteed on a Senior Subordinated basis by the Registrant is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 24, 2001.
4.6	Authorizing Resolutions, dated as of November 27, 2001, relating to $150,000,000 principal amount of 8.25% Senior Subordinated Notes of Toll Corp. due 2011, guaranteed on a Senior Subordinated basis by the Registrant is hereby incorporated by reference to Exhibit 4 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 6, 2001.
4.7	Indenture dated as of November 22, 2002 among Toll Brothers Finance Corp., as issuer, the Registrant, as guarantor, and Bank One Trust Company, NA, as Trustee, including form of guarantee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 27, 2002.
4.8	Authorizing Resolutions, dated as of November 15, 2002, relating to $300,000,000 principal amount of 6.875% Senior Notes of Toll Brothers Finance Corp. due 2012, guaranteed on a senior basis by the Registrant and certain subsidiaries of the Registrant is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 27, 2002.
4.9	Authorizing Resolutions, dated as of September 3, 2003, relating to $250,000,000 principal amount of 5.95% Senior Notes of Toll Brothers Finance Corp. due 2013, guaranteed on a senior basis by the Registrant and certain subsidiaries of the Registrant is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2003.
4.10	Authorizing Resolutions, dated as of March 9, 2004, relating to $300,000,000 principal amount of 4.95% Senior Notes of Toll Brothers Finance Corp. due 2014, guaranteed on a senior basis by the Registrant and certain subsidiaries of the Registrant is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2004.
4.11	Authorizing Resolutions, dated as of May 26, 2005, relating to $300,000,000 principal amount of 5.15% Senior Notes of Toll Brothers Finance Corp. due 2015, guaranteed on a senior basis by the Registrant and certain subsidiaries of the Registrant is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 8, 2005.
4.12	First Supplemental Indenture dated as of May 1, 2003 by and among the parties listed on Schedule A thereto, and Bank One Trust Company, National Association, as Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on June 16, 2003, File Nos. 333-103931, 333-103931-01, 333-103931-02, 333-103931-03 and 333-103931-04.
4.13	Second Supplemental Indenture dated as of November 3, 2003 by and among the parties listed on Schedule A thereto, and Bank One Trust Company, National Association, as Trustee, is hereby incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on November 5, 2003, File Nos. 333-109604, 333-109604-01, 333-109604-02, 333-109604-03 and 333-109604-04.
4.14	Third Supplemental Indenture dated as of January 26, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended January 31, 2004.
4.15	Fourth Supplemental Indenture dated as of March 1, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended January 31, 2004.

Exhibit
Number	Description

4.16	Fifth Supplemental Indenture dated as of September 20, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.9 of the Registrant’s Form 10-K for the fiscal year ended October 31, 2004.
4.17	Sixth Supplemental Indenture dated as of October 28, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.10 of the Registrant’s Form 10-K for the fiscal year ended October 31, 2004.
4.18	Seventh Supplemental Indenture dated as of October 31, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.11 of the Registrant’s Form 10-K for the fiscal year ended October 31, 2004.
4.19	Eighth Supplemental Indenture dated as of January 31, 2005 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2005.
4.20	Ninth Supplemental Indenture dated as of June 6, 2005 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2005.
4.21	Tenth Supplemental Indenture dated as of August 1, 2005 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.13 of the Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 29, 2005, File Nos. 333-128683, 333-128683-01, 333-128683-02, 333-128683-03 and 333-128683-04.
4.22	Eleventh Supplemental Indenture dated as of January 31, 2006 by and among the parties listed on Schedule I thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2006.
4.23	Twelfth Supplemental Indenture dated as of April 30, 2006 by and among the parties listed on Schedule I thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2006.
4.24	Thirteenth Supplemental Indenture dated as of July 31, 2006 by and among the parties listed on Schedule I thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.16 of the Registrant’s Form 10-K for the year ended October 31, 2006.
4.25	Fourteenth Supplemental Indenture dated as October 31, 2006 by and among the parties listed on Schedule I thereto, and The Bank of New York Trust Company, N.A. as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2007.
4.26	Fifteenth Supplemental Indenture dated as of June 25, 2007 by and among the parties listed on Schedule I thereto, and The Bank of New York Trust Company, N.A. as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007
4.27	Sixteenth Supplemental Indenture dated as of June 27, 2007 by and among the parties listed on Schedule I thereto, and The Bank of New York Trust Company, N.A. as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.
4.28	Seventeenth Supplemental Indenture dated as of January 31, 2008, by and among the parties listed on Schedule A thereto, and The Bank of New York Trust Company, N.A. as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2009.

Exhibit
Number		Description

4.29		Indenture, dated as of April 20, 2009, among Toll Brothers Finance Corp., the Registrant and the other guarantors named therein and The Bank of New York Mellon, as trustee, is hereby incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2009.
4.30		Authorizing Resolutions, dated as of April 20, 2009, relating to the $400,000,000 principal amount of 8.910% Senior Notes due 2017 of Toll Brothers Finance Corp. guaranteed on a Senior Basis by the Registrant and certain of its subsidiaries, is hereby incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2009.
4.31		Form of Global Note for Toll Brothers Finance Corp.’s 8.910% Senior Notes due 2017, is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2009.
4.32		Authorizing Resolutions, dated as of September 22, 2009, relating to the $250,000,000 principal amount of 6.750% Senior Notes due 2019 of Toll Brothers Finance Corp. guaranteed on a Senior Basis by the Registrant and certain of its subsidiaries, is hereby incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2009.
4.33		Form of Global Note for Toll Brothers Finance Corp.’s 6.750% Senior Notes due 2019, is hereby incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2009.
4.34		Registration Rights Agreement dated as of November 22, 2002 by and among Toll Brothers Finance Corp., the Registrant, Salomon Smith Barney Inc., Banc of America Securities LLC and Banc One Capital Markets, Inc. and each of the other initial purchasers named on Schedule A attached thereto is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended January 31, 2003.
4.35		Registration Rights Agreement dated as of September 3, 2003 by and among Toll Brothers Finance Corp., the Registrant and Citigroup Global Markets, Inc. is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2003.
4.36		Registration Rights Agreement dated as of March 16, 2004 by and among Toll Brothers Finance Corp., the Registrant and Citigroup Global Markets Inc. and each of the other initial purchasers named on Schedule A attached thereto is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2004.
4.37		Registration Rights Agreement dated as of June 2, 2005 by and among Toll Brothers Finance Corp., the Registrant and Citigroup Global Markets Inc. and each of the other initial purchasers named on Schedule A attached thereto is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 8, 2005.
4.38		Rights Agreement dated as of June 13, 2007, by and between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, is hereby incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007.
4.39		Rights Agreement, dated June 17, 2009, by and among the Registrant and American Stock Transfer & Trust Company, LLC, as Rights Agent, is hereby incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2009.
4.40		Toll Brothers, Inc. Employee Stock Purchase Plan (amended and restated effective January 1, 2008), is hereby incorporated by reference to Exhibit 4.31 of the Registrant’s Form 10-K for the year ended October 31, 2007.
10.1		Amended and Restated Credit Agreement by and among First Huntingdon Finance Corp., the Registrant and the lenders which are parties thereto dated March 17, 2006, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2006.
10	.2*	Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 1995.

Exhibit
Number		Description

10	.3*	Amendment to the Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) dated May 29, 1996 is hereby incorporated by reference to Exhibit 10.9 the Registrant’s Form 10-K for the fiscal year ended October 31, 1996.
10	.4*	Amendment to the Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) effective March 22, 2001 is hereby incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended July 31, 2001.
10	.5*	Amendment to the Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) effective December 12, 2007 is hereby incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-K for the year ended October 31, 2007.
10	.6*	Toll Brothers, Inc. Stock Incentive Plan (1998) is hereby incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 25, 1998, File No. 333-57645.
10	.7*	Amendment to the Toll Brothers, Inc. Stock Incentive Plan (1998) effective March 22, 2001 is hereby incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended July 31, 2001.
10	.8*	Amendment to the Toll Brothers, Inc. Stock Incentive Plan (1998) effective December 12, 2007 is hereby incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 18, 2008.
10	.9*	Stock Award to Robert I. Toll pursuant to the Toll Brothers, Inc. Stock Incentive Plan (1998) is hereby incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended January 31, 2007.
10	.10*	Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007) (amended and restated as of September 17, 2008, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 1 to Toll Brothers, Inc.’s Registration Statement on Form S-8 (No. 333-143367) filed with the Securities and Exchange Commission on October 29, 2008.
10	.11*	Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Non-Employee Directors (2007) (amended and restated as of September 17, 2008) is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 1 to Toll Brothers, Inc.’s Registration Statement on Form S-8 (No. 333-144230) filed with the Securities and Exchange Commission on October 29, 2008.
10	.12*	Form of Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007) is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.
10	.13*	Form of Addendum to Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007) is hereby incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.
10	.14*	Form of Stock Award Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007) is hereby incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.
10	.15*	Form of Restricted Stock Unit Award pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007) is hereby incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-K for the period ended October 31, 2008.
10	.16*	Restricted Stock Unit Award to Robert I. Toll, dated December 19, 2008, pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007) is incorporated by reference to Exhibit 10.20 of the Registrant’s Form 10-K for the period ended October 31, 2008.
10	.17*	Restricted Stock Unit Award to Robert I. Toll, dated December 21, 2009, pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007) is filed herewith.
10	.18*	Form of Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.

Exhibit
Number		Description

10	.19*	Form of Addendum to Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.
10	.20*	Form of Stock Award Grant pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.
10	.21*	Toll Brothers, Inc. Cash Bonus Plan (amended and restated as of December 9, 2009) is filed herewith.
10	.22*	Toll Brothers, Inc. Executive Officer Cash Bonus Plan, as amended, is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2005.
10	.23*	Executive Officer Cash Bonus Plan Performance Goals for each of Messrs. Zvi Barzilay and Joel H. Rassman for the Registrant’s 2007 fiscal year is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 19, 2006.
10	.24*	Executive Officer Cash Bonus Plan Performance Goals for each of Messrs. Zvi Barzilay and Joel H. Rassman for the Registrant’s 2008 fiscal year is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2007.
10	.25*	Toll Brothers, Inc. Supplemental Executive Retirement Plan (amended and restated effective as of December 12, 2007) is filed herewith.
10	.26*	Stock Redemption Agreement between the Registrant and Robert I. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-K for the fiscal year ended October 31, 1995.
10	.27*	Agreement dated May 1, 2005 to Abolish Stock Redemption Agreement between the Registrant and Robert I. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2005.
10	.28*	Stock Redemption Agreement between the Registrant and Bruce E. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-K for the fiscal year ended October 31, 1995.
10	.29*	Agreement dated May 1, 2005 to Abolish Stock Redemption Agreement between the Registrant and Bruce E. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2005.
10	.30*	Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll regarding Mr. Toll’s resignation and related matters is hereby incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended April 30, 1998.
10	.31*	Consulting and Non-Competition Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll is hereby incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended April 30, 1998.
10	.32*	Amendment to the Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll and to the Consulting and Non-Competition Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2000.
10	.33*	Advisory and Non-Competition Agreement between the Registrant and Bruce E. Toll, dated as of November 1, 2004, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 4, 2005.
10	.34*	Amendment dated as of June 13, 2007 to the Advisory and Non-Competition Agreement, dated as of November 1, 2004, between the Registrant and Bruce E. Toll is hereby incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007.
10	.35*	Amendment dated as of November 24, 2008 to the Advisory and Non-Competition Agreement, dated as of November 1, 2004, between the Registrant and Bruce E. Toll is incorporated by reference to Exhibit 10.43 of the Registrant’s Form 10-K for the period ended October 31, 2008.

Exhibit
Number		Description

10	.36*	Agreement between the Registrant and Joel H. Rassman, dated June 30, 1988, is hereby incorporated by reference to Exhibit 10.8 of Toll Corp.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 9, 1988, File No. 33-23162.
10	.37*	Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008, is incorporated by reference to Exhibit 10.45 of the Registrant’s Form 10-K for the period ended October 31, 2008.
10.38		Form of Indemnification Agreement between the Registrant and the members of its Board of Directors, is hereby incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2009.
12		Statement re: Computation of Ratios of Earnings to Fixed Charges.
21		Subsidiaries of the Registrant.
23		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Robert I. Toll pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Joel H. Rassman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Robert I. Toll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Joel H. Rassman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Horsham, Commonwealth of Pennsylvania on December 21, 2009.

TOLL BROTHERS, INC.

By:	/s/ Robert I. Toll
Robert I. Toll
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert I. Toll Robert I. Toll	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	December 21, 2009

/s/ Bruce E. Toll Bruce E. Toll	Vice Chairman of the Board and Director	December 21, 2009

/s/ Zvi Barzilay Zvi Barzilay	President, Chief Operating Officer and Director	December 21, 2009

/s/ Joel H. Rassman Joel H. Rassman	Executive Vice President, Treasurer, Chief Financial Officer and Director (Principal Financial Officer)	December 21, 2009

/s/ Joseph R. Sicree Joseph R. Sicree	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	December 21, 2009

/s/ Robert S. Blank Robert S. Blank	Director	December 21, 2009

/s/ Edward G. Boehne Edward G. Boehne	Director	December 21, 2009

/s/ Richard J. Braemer Richard J. Braemer	Director	December 21, 2009

/s/ Christine N. Garvey Christine N. Garvey	Director	December 21, 2009

/s/ Roger S. Hillas Roger S. Hillas	Director	December 21, 2009

/s/ Carl B. Marbach Carl B. Marbach	Director	December 21, 2009

/s/ Stephen A. Novick Stephen A. Novick	Director	December 21, 2009

/s/ Paul E. Shapiro Paul E. Shapiro	Director	December 21, 2009

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2009.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report, which is included herein, on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Toll Brothers, Inc.

We have audited Toll Brothers, Inc.’s internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Toll Brothers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Toll Brothers, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Toll Brothers, Inc. and subsidiaries as of October 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2009 of Toll Brothers, Inc. and subsidiaries and our report dated December 21, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania December 21, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Toll Brothers, Inc.

We have audited the accompanying consolidated balance sheets of Toll Brothers, Inc. and subsidiaries as of October 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toll Brothers, Inc. and subsidiaries at October 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48 (codified in Accounting Standards Codification 740-10, “Income Taxes”), on November 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Toll Brothers, Inc.’s internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 21, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania December 21, 2009

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,
	2009	2008	2007
	(Amounts in thousands, except per share data)

Revenues	$1,755,310	$3,148,166	$4,635,093

Cost of revenues	1,951,312	3,119,805	4,116,904
Selling, general and administrative	321,158	429,894	516,729
Goodwill impairment		3,233	8,973

	2,272,470	3,552,932	4,642,606

Loss from operations	(517,160)	(404,766)	(7,513)
Other:
Loss from unconsolidated entities	(7,518)	(186,393)	(40,353)
Interest and other income	41,906	124,372	118,546
Expenses related to early retirement of debt	(13,693)

(Loss) income before income taxes	(496,465)	(466,787)	70,680
Income tax provision (benefit)	259,360	(168,977)	35,029

Net (loss) income	$(755,825)	$(297,810)	$35,651

(Loss) earnings per share:
Basic	$(4.68)	$(1.88)	$0.23

Diluted	$(4.68)	$(1.88)	$0.22

Weighted-average number of shares:
Basic	161,549	158,730	155,318
Diluted	161,549	158,730	164,166

See accompanying notes.

CONSOLIDATED BALANCE SHEETS

	October 31
	2009	2008
	(Amounts in thousands)

ASSETS
Cash and cash equivalents	$1,807,718	$1,633,495
Marketable U.S. Treasury securities	101,176
Inventory	3,183,566	4,127,475
Property, construction and office equipment, net	70,441	86,462
Receivables, prepaid expenses and other assets	95,774	113,762
Mortgage loans receivable	43,432	49,255
Customer deposits held in escrow	17,653	18,913
Investments in and advances to unconsolidated entities	152,844	151,771
Income tax refund recoverable	161,840
Deferred tax assets		405,703

	$5,634,444	$6,586,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Loans payable	$472,854	$613,594
Senior notes	1,587,648	1,143,445
Senior subordinated notes	47,872	343,000
Mortgage company warehouse loan	27,015	37,867
Customer deposits	88,625	135,591
Accounts payable	79,097	134,843
Accrued expenses	640,221	738,596
Income taxes payable	174,630	202,247

Total liabilities	3,117,962	3,349,183

Minority interest	3,283
Stockholders’ equity
Preferred stock, none issued
Common stock, 164,732 and 160,370 shares issued at October 31, 2009 and 2008, respectively	1,647	1,604
Additional paid-in capital	316,518	282,090
Retained earnings	2,197,830	2,953,655
Treasury stock, at cost — 7 shares and 1 share at October 31, 2009 and 2008, respectively	(159)	(21)
Accumulated other comprehensive (loss) income	(2,637)	325

Total stockholders’ equity	2,513,199	3,237,653

	$5,634,444	$6,586,836

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Retained	Treasury	Comprehensive
	Shares	$	Capital	Earnings	Stock	Income (Loss)	Total

Balance, November 1, 2006	153,899	$1,563	$220,783	$3,263,274	$(69,694)		$3,415,926
Net income				35,651			35,651
Purchase of treasury stock	(67)		1		(1,818)		(1,817)
Exercise of stock options	2,714	7	(19,649)		57,357		37,715
Executive bonus award	242		1,178		7,601		8,779
Employee benefit plan issuances	134		653		3,229		3,882
Issuance of restricted stock	86		(3,125)		2,900		(225)
Stock-based compensation			26,964				26,964
Amortization of unearned compensation			756				756
Impact of adoption of SFAS 158, net of tax						$(397)	(397)

Balance, October 31, 2007	157,008	1,570	227,561	3,298,925	(425)	(397)	3,527,234
Net loss				(297,810)			(297,810)
Purchase of treasury stock	(94)	(1)			(1,994)		(1,995)
Exercise of stock options	3,423	34	30,612		2,398		33,044
Impact of adoption of FIN 48				(47,460)			(47,460)
Employee benefit plan issuances	31	1	662				663
Issuance of restricted stock	1		26				26
Stock-based compensation			22,559				22,559
Amortization of unearned compensation			670				670
Other comprehensive income						722	722

Balance, October 31, 2008	160,369	1,604	282,090	2,953,655	(21)	325	3,237,653
Net loss				(755,825)			(755,825)
Purchase of treasury stock	(79)	(1)	1		(1,473)		(1,473)
Exercise of stock options	4,415	44	22,954		1,322		24,320
Employee benefit plan issuances	26		486				486
Conversion of restricted stock units to stock	1		35				35
Stock-based compensation			10,925		13		10,938
Issuance of restricted stock			27				27
Other comprehensive loss						(2,962)	(2,962)

Balance, October 31, 2009	164,732	$1,647	$316,518	$2,197,830	$(159)	$(2,637)	$2,513,199

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31
	2009	2008	2007
	(Amounts in thousands)

Cash flow from operating activities:
Net (loss) income	$(755,825)	$(297,810)	$35,651
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Inventory impairments	465,411	644,991	619,516
Impairments of investments in unconsolidated entities	11,300	200,652	59,242
Earnings from unconsolidated entities	(3,782)	(14,259)	(18,889)
Distributions of earnings from unconsolidated entities	816	41,937	23,545
Depreciation and amortization	23,925	28,333	29,949
Amortization of initial benefit obligation			1,291
Stock-based compensation	10,987	23,255	27,463
Excess tax benefits from stock-based compensation	(24,817)	(25,780)	(15,915)
Deferred tax benefit	(52,577)	(259,856)	(289,203)
Deferred tax valuation allowance	458,280	24,050
Expenses related to early retirement of debt	13,693
Gain on sale of businesses			(24,643)
Goodwill impairment charge		3,233	8,973
Deconsolidation of majority-owned joint venture		(31)
Changes in operating assets and liabilities, net of assets and liabilities acquired Decrease (increase) in inventory	489,213	662,769	(18,274)
Origination of mortgage loans	(571,158)	(896,365)	(1,412,629)
Sale of mortgage loans	577,263	940,299	1,449,766
Decrease in contract receivables		46,525	123,586
Decrease in receivables, prepaid expenses and other assets	20,045	18,738	9,929
Decrease in customer deposits	(45,706)	(109,110)	(84,683)
Decrease in accounts payable and accrued expenses	(149,065)	(194,427)	(195,594)
Increase in income tax refund recoverable	(161,840)
(Decrease) increase in current income taxes payable	(22,972)	(10,348)	1,388

Net cash provided by operating activities	283,191	826,796	330,469

Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net	(2,712)	(8,158)	(14,975)
Proceeds from sale of ancillary businesses			32,299
Purchase of marketable securities	(101,324)	(1,468,440)	(5,769,805)
Sale of marketable securities		1,463,487	5,769,805
Investment in and advances to unconsolidated entities	(31,342)	(54,787)	(34,530)
Return of investments in unconsolidated entities	3,205	3,268	42,790

Net cash (used in) provided by investing activities	(132,173)	(64,630)	25,584

Cash flow provided by (used in) financing activities:
Proceeds from loans payable	636,975	994,833	1,507,865
Principal payments of loans payable	(785,883)	(1,058,612)	(1,632,785)
Issuance of senior debt	635,765
Redemption of senior and senior subordinated notes	(507,143)	(7,000)
Proceeds from stock-based benefit plans	22,147	17,982	20,475
Proceeds from restricted stock award			1,800
Excess tax benefits from stock-based compensation	24,817	25,780	15,915
Purchase of treasury stock	(1,473)	(1,994)	(1,818)
Change in minority interest	(2,000)	3	308

Net cash provided by (used in) financing activities	23,205	(29,008)	(88,240)

Net increase in cash and cash equivalents	174,223	733,158	267,813
Cash and cash equivalents, beginning of year	1,633,495	900,337	632,524

Cash and cash equivalents, end of year	$1,807,718	$1,633,495	$900,337

See accompanying notes.

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Liquid investments or investments with original maturities of three months or less are classified as cash equivalents. The carrying value of these investments approximates their fair value.

Inventory

Inventory is stated at the lower of cost or fair value, as required by Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment” (“ASC 360”). In addition to direct land acquisition, land development and home construction costs, costs also include interest, real estate taxes and direct overhead related to development and construction, which are capitalized to inventory during the period beginning with the commencement of development and ending with the completion of construction. For those communities that have been temporarily closed, no additional interest is allocated to a community’s inventory until it re-opens and other carrying costs are expensed as incurred. Once a parcel of land has been approved for development and the Company opens the community, it may take four to five years to fully develop, sell and deliver all the homes. Longer or shorter time periods are possible depending on the number of home sites in a community and the sales and delivery pace of the homes in a community. The Company’s master planned-communities, consisting of several smaller communities, may take up to ten years or more to complete. Because of the downturn in the Company’s business, the aforementioned estimated community lives will likely be significantly longer. Because the Company’s inventory is considered a long-lived asset under U.S. generally accepted accounting principles, it is required, under ASC 360, to regularly review the carrying value of each community and write down the value of those communities for which it believes the values are not recoverable.

Current Communities:  When the profitability of a current community deteriorates, the sales pace declines significantly or some other factor indicates a possible impairment in the recoverability of the asset, the asset is reviewed for impairment by comparing the estimated future undiscounted cash flow for the community to its carrying value. If the estimated future undiscounted cash flow is less than the community’s carrying value, the carrying value is written down to its estimated fair value. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. The impairment is charged to cost of revenues in the period in which the impairment is determined. In estimating the future undiscounted cash flow of a community, the Company uses various estimates such as: (a) the expected sales pace in a community, based upon general economic conditions that will have a short-term or long-term impact on the market in which the community is located and on competition within the market, including the number of home sites available and pricing and incentives being offered in other communities owned by the Company or by other builders; (b) the expected sales prices and sales incentives to be offered in a community; (c) costs expended to date and expected to be incurred in the future, including, but not limited to, land and land development costs, home construction costs, interest costs and overhead costs; (d) alternative product offerings that may be offered in a community that will have an impact on sales pace, sales price, building cost or the number of homes that can be built in a particular community; and (e) alternative uses

Notes to Consolidated Financial Statements — (Continued)

for the property, such as the possibility of a sale of the entire community to another builder or the sale of individual home sites.

Future Communities:  The Company evaluates all land held for future communities or future sections of current communities, whether owned or optioned, to determine whether or not the Company expects to proceed with the development of the land as originally contemplated. This evaluation encompasses the same types of estimates used for current communities described above, as well as an evaluation of the regulatory environment in which the land is located and the estimated probability of obtaining the necessary approvals, the estimated time and cost it will take to obtain these approvals and the possible concessions that will be required to be given in order to obtain them. Concessions may include cash payments to fund improvements to public places such as parks and streets, dedication of a portion of the property for use by the public or as open space or a reduction in the density or size of the homes to be built. Based upon this review, the Company decides (a) as to land under contract to be purchased, whether the contract will likely be terminated or renegotiated, and (b) as to land owned, whether the land will likely be developed as contemplated or in an alternative manner, or should be sold. The Company then further determines whether costs that have been capitalized to the community are recoverable or should be written off. The write-off is charged to cost of revenues in the period in which the need for the write-off is determined.

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

Variable Interest Entities:  The Company has a significant number of land purchase contracts and several investments in unconsolidated entities, which it evaluates for consolidation in accordance with ASC 810, “Consolidation” (“ASC 810”). Pursuant to ASC 810, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a variable interest entity (“VIE”) is considered to be the primary beneficiary and must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. For land purchase contracts with sellers meeting the definition of a VIE, the Company performs a review to determine which party is the primary beneficiary of the VIE. This review requires substantial judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the entity’s expected profits and losses and the cash flows associated with changes in the fair value of the land under contract.

Marketable U.S. Treasury Securities

Marketable securities, currently consisting of U.S. Treasury securities, are classified as available-for-sale, and accordingly, are stated at fair value, which is based on quoted market prices. Unrealized gains and losses are excluded from earnings and are reported as other comprehensive income, net of income tax effects. As of October 31, 2009, the amortized cost, gross unrealized holding gains and losses, and fair value of marketable securities were $101.1 million, $56,000, $12,000, and $101.2 million, respectively. The remaining contractual maturities of marketable securities as of October 31, 2009 ranged from 11 months to 13 months.

Property, Construction and Office Equipment

Property, construction and office equipment are recorded at cost and are stated net of accumulated depreciation of $145.9 million and $134.0 million at October 31, 2009 and 2008, respectively. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets.

Mortgage Loans Receivable

Effective November 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” as codified in ASC 825, “Financial Instruments” (“ASC 825”) on a prospective basis for residential mortgage loans it holds for sale. In accordance with

Notes to Consolidated Financial Statements — (Continued)

the provisions of ASC 825, residential mortgage loans held for sale originated subsequent to November 1, 2008 are measured at fair value. Residential mortgage loans held for sale originated prior to November 1, 2008 are carried at the lower of cost or market value. The adoption of ASC 825 for residential mortgage loans held for sale improves the consistency of mortgage loan valuation between the date the borrower locks in the interest rate on the pending mortgage loan and the date of the mortgage loan sale. In addition, the recognition of net origination costs and fees associated with residential mortgage loans originated on or after November 1, 2008 are no longer deferred until the time of sale. There were no required cumulative adjustments to retained earnings because the Company continued to account for residential mortgage loans held for sale originated prior to November 1, 2008 at the lower of cost or market value. The implementation of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Investments in and Advances to Unconsolidated Entities

The trends, uncertainties or other factors that have negatively impacted the Company’s business and the industry in general have also impacted the unconsolidated entities in which the Company has investments. The Company reviews each of its investments in unconsolidated entities on a quarterly basis to determine the recoverability of its investment. The Company evaluates the recoverability of its investment in unconsolidated entities using similar methodology that it uses to evaluate its inventories. This evaluation entails a detailed cash flow analysis using many estimates including but not limited to expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, and market conditions. When markets deteriorate and it is no longer probable that the Company can recover its investment in a joint venture, the Company impairs its investment. If a joint venture has its own loans or is principally a joint venture to hold an option, such impairment may result in the majority or all of the Company’s investment being impaired. See “Inventory” above for more detailed disclosure on the Company’s evaluation of inventory.

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

The Company is also a party to several other joint ventures, effectively owns one-third of the Toll Brothers Realty Trust Group (“Trust”) and owns 50% of Toll Brothers Realty Trust II (“Trust II”). The Company recognizes its proportionate share of the earnings of these entities.

Treasury Stock

Treasury stock is recorded at cost. Issuance of treasury stock is accounted for on a first-in, first-out basis. Differences between the cost of treasury stock and the re-issuance proceeds are charged to additional paid-in capital.

Revenue and Cost Recognition

The construction time of the Company’s homes is generally less than one year, although some homes may take more than one year to complete. Revenues and cost of revenues from these home sales are recorded at the time each home is delivered and title and possession are transferred to the buyer. Closing normally occurs shortly after construction is substantially completed. In addition, the Company has several high-rise/mid-rise projects that do not qualify for percentage of completion accounting in accordance with ASC 360, which are included in this category of revenues and costs. During fiscal 2007 and 2008, the Company completed construction on four projects for which it used the percentage of completion accounting method to recognize revenues and costs; after completion of construction, the remaining units in these projects were or will be accounted for using the completed contract method of accounting. Based upon the current accounting rules and interpretations, the Company does not believe that any of its current or future communities currently qualify or will qualify in the future for percentage of completion accounting.

Notes to Consolidated Financial Statements — (Continued)

For the Company’s standard attached and detached homes, land, land development and related costs, both incurred and estimated to be incurred in the future, are amortized to the cost of homes closed based upon the total number of homes to be constructed in each community. Any changes resulting from a change in the estimated number of homes to be constructed or in the estimated costs subsequent to the commencement of delivery of homes are allocated to the remaining undelivered homes in the community. Home construction and related costs are charged to the cost of homes closed under the specific identification method. The estimated land, common area development and related costs of master-planned communities, including the cost of golf courses, net of their estimated residual value, are allocated to individual communities within a master-planned community on a relative sales value basis. Any changes resulting from a change in the estimated number of homes to be constructed or in the estimated costs are allocated to the remaining home sites in each of the communities of the master-planned community.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $20.2 million, $23.1 million and $36.3 million for the years ended October 31, 2009, 2008 and 2007, respectively.

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

Stock-Based Compensation

Effective November 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” as codified in ASC 718, “Compensation — Stock Compensation” (“ASC 718”) and recognized compensation expense in its financial statements. ASC 718 requires the disclosure of the estimated fair value of employee option grants and restricted stock units, and their impact on net income using option pricing models that are designed to estimate the value of options that, unlike employee stock options, can be traded at any time and are transferable. In addition to

Notes to Consolidated Financial Statements — (Continued)

restrictions on trading, employee stock options may include other restrictions such as vesting periods. Further, such models require the input of highly subjective assumptions, including the expected volatility of the stock price.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recorded based on temporary differences between the amounts reported for financial reporting purposes and the amounts deductible for income tax purposes. In accordance with the provisions of ASC 740, the Company assesses the realizability of its deferred tax assets. A valuation allowance must be established when, based upon available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. See “Income Taxes — Valuation Allowance” below.

Provisions (benefits) for federal and state income taxes are calculated on reported pretax earnings (losses) based on current tax law and also include, in the applicable period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions (benefits) differ from the amounts currently receivable or payable because certain items of income and expense are recognized for financial reporting purposes in different periods than for income tax purposes. Significant judgment is required in determining income tax provisions (benefits) and evaluating tax positions. The Company establishes reserves for income taxes when, despite the belief that its tax positions are fully supportable, it believes that its positions may be challenged and disallowed by various tax authorities. The consolidated tax provision (benefits) and related accruals include the impact of such reasonably estimable disallowances as deemed appropriate. To the extent that the probable tax outcome of these matters changes, such changes in estimates will impact the income tax provision (benefit) in the period in which such determination is made.

On November 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) as codified in ASC 740. ASC 740 clarifies the accounting for uncertainty in income taxes recognized and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. ASC 740 requires a company to recognize the financial statement effect of a tax position when it is “more-likely-than-not” (defined as a substantiated likelihood of more than 50%), based on the technical merits of the position, that the position will be sustained upon examination. A tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The inability of the Company to determine that a tax position meets the “more-likely-than-not” recognition threshold does not mean that the Internal Revenue Service (“IRS”) or any other taxing authority will disagree with the position that the Company has taken.

If a tax position does not meet the “more-likely-than-not” recognition threshold, despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the financial statements and the Company is required to accrue potential interest and penalties until the uncertainty is resolved. Potential interest and penalties are recognized as a component of the provision for income taxes which is consistent with the Company’s historical accounting policy. Differences between amounts taken in a tax return and amounts recognized in the financial statements are considered unrecognized tax benefits. The Company believes that it has a reasonable basis for each of its filing positions and intends to defend those positions if challenged by the IRS or another taxing jurisdiction. If the IRS or other taxing authorities do not disagree with the Company’s position, and after the statute of limitations expires, the Company will recognize the unrecognized tax benefit in the period that the uncertainty of the tax position is eliminated.

As of November 1, 2007, the Company recorded a $47.5 million charge to retained earnings to recognize the net cumulative effect of the adoption of FIN 48. As of November 1, 2007, after adoption of FIN 48, the Company’s cumulative gross unrecognized tax benefits were $364.3 million.

Notes to Consolidated Financial Statements — (Continued)

Income Taxes — Valuation Allowance

Significant judgment is required in estimating valuation allowances for deferred tax assets. In accordance with ASC 740, a valuation allowance is established against a deferred tax asset if, based on the available evidence, it is more likely than not that such asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. The Company periodically assesses the need for valuation allowances for deferred tax assets based on ASC 740’s “more-likely-than-not” realization threshold criterion. In the Company’s assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative income and losses, forecasts of future profitability, the duration of statutory carryback or carryforward periods, its experience with operating loss and tax credit carryforwards being used before expiration, and tax planning alternatives.

In accordance with ASC 740, the Company assesses whether a valuation allowance should be established based on its determination of whether it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s assessment of the need for a valuation allowance on its deferred tax assets includes assessing the likely future tax consequences of events that have been recognized in its consolidated financial statements or tax returns. The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, on business plans and other expectations about future outcomes. Changes in existing tax laws or rates could affect actual tax results and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. The Company’s accounting for deferred tax assets represents its best estimate of future events using the guidance provided by ASC 740.

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

Segment Reporting

ASC 280, “Segment Reporting” establishes standards for the manner in which public enterprises report information about operating segments. The Company has determined that its home building operations primarily involve four reportable geographic segments: North, Mid-Atlantic, South and West. The states comprising each geographic segment are as follows:

North:	Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, New York and Rhode Island
Mid-Atlantic:	Delaware, Maryland, Pennsylvania, Virginia and West Virginia
South:	Florida, Georgia, North Carolina, South Carolina and Texas
West:	Arizona, California, Colorado and Nevada

The Company began operations in Georgia in the fourth quarter of fiscal 2007. The Company stopped selling homes in Rhode Island in the first quarter of fiscal 2008 and delivered its last home there in fiscal 2008. The operations in Rhode Island were immaterial to the North geographic segment.

Subsequent Events

The Company has evaluated subsequent events occurring after October 31, 2009 through December 21, 2009 and has made appropriate disclosures pursuant to ASC 855, “Subsequent Events”.

Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” as codified in ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 provides guidance for using fair value to measure assets and liabilities. ASC 820 also responds to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The Company adopted ASC 820 with respect to financial instruments effective for its fiscal year beginning November 1, 2008. See Note 10, “Fair Value Disclosures” for information concerning the adoption of ASC 820. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 (“FSP 157-2”) (codified in ASC 820) which delays the effective date of ASC 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 applies to, but is not limited to, long-lived assets (asset groups) measured at fair value for an impairment assessment (i.e., inventory impairment assessments). FSP 157-2 defers the effective date for nonfinancial assets and nonfinancial liabilities of ASC 820 for the Company to November 1, 2009. The Company is currently evaluating the impact of ASC 820 related to nonfinancial assets and nonfinancial liabilities on the Company’s consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment to ARB No. 51” as codified in ASC 810, “Consolidation” (“ASC 810”). Under the provisions of ASC 810, a noncontrolling interest in a subsidiary, or minority interest, must be classified as equity and the amount of consolidated net income (loss) specifically attributable to the minority interest must be clearly identified in the consolidated statement of operations. ASC 810 also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling interest retained in a deconsolidation. ASC 810 will be effective for the Company’s fiscal year beginning November 1, 2009. The Company is currently evaluating the impact of the adoption of ASC 810; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” as codified in ASC 260, “Earnings per Share” (“ASC 260”). Under this FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. This FSP is effective for the Company’s fiscal year beginning November 1, 2009 and requires retrospective application. The adoption of this FSP it is not expected to have a material impact on the Company’s reported earnings per share.

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”) as codified in ASC 825. FSP 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments during interim reporting periods. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009. The Company has included the required disclosures in its financial statements for the period ended October 31, 2009. The adoption of FSP 107-1 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” as codified in ASC 855, “Subsequent Events” (“ASC 855”). ASC 855 provides guidance regarding general standards of accounting for, and disclosures of, events that occur after the date of the balance sheet, but before financial statements are issued or are available to be issued. ASC 855 sets forth: (i) the period after the date of the balance sheet during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the date of the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the date of the balance sheet. ASC 855 was effective for interim

Notes to Consolidated Financial Statements — (Continued)

periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 has not yet been codified. SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. SFAS 166 will be effective for the Company’s fiscal year beginning November 1, 2010. The Company is currently assessing the impact, if any, of SFAS 166 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 has not yet been codified. SFAS 167 eliminates FASB Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009. Earlier application is prohibited. SFAS 167 will be effective for the Company’s fiscal year beginning November 1, 2010. The Company is currently assessing the impact, if any, of SFAS 167 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”), as codified in ASC 105 “Generally Accepted Accounting Principles” (“ASC 105”), as the single source of authoritative nongovernmental U.S. GAAP. ASC 105 did not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents were superseded and all other accounting literature not included in the codification is considered nonauthoritative. ASC 105 was effective for the Company’s fiscal 2009 annual reporting period and did not have an impact on the Company’s financial condition or results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-5, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value,” (“ASU 2009-5”), which amends ASC 820 to provide additional guidance to clarify the measurement of liabilities at fair value in the absence of observable market information. ASU 2009-5 is effective for the Company beginning November 1, 2009. The adoption of ASU 2009-5 is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

Reclassification

The Company has determined that the amount of recent land sales revenues and costs is immaterial to its statements of operations and, effective November 1, 2008, included the net amount of income realized from these sales in “Other: Interest and other income” on the Company’s Consolidated Statements of Operations. In order to conform the Company’s Consolidated Statement of Operations for the twelve-month periods ended October 31, 2008 and 2007 to the presentation for the twelve-month period ended October 31, 2009, income realized from land sales for fiscal 2008 and fiscal 2007 was reclassified to “Other: Interest and other income” on the Company’s

Notes to Consolidated Financial Statements — (Continued)

Consolidated Statement of Operations. The following amounts have been reclassified from the fiscal 2008 and 2007 presentations (amounts in thousands):

	2008	2007

Revenues	$10,047	$11,886

Cost of revenues — land sales	4,818	8,069
Cost of revenues — interest on land sales	995	404

	5,813	8,473

Income reclassified to Other: Interest and other	$4,234	$3,413

The presentation of certain other prior period amounts have been reclassified to conform to the fiscal 2009 presentation.

2.	Inventory

Inventory at October 31, 2009 and 2008 consisted of the following (amounts in thousands):

	2009	2008

Land controlled for future communities	$60,611	$69,124
Land owned for future communities	775,083	819,005
Operating communities	2,347,872	3,239,346

	$3,183,566	$4,127,475

Operating communities include communities offering homes for sale, communities that have sold all available home sites but have not completed delivery of the homes, communities that were previously offering homes for sale but are temporarily closed due to business conditions or non-availability of improved home sites and are expected to reopen within twelve months of the end of the fiscal year being reported on, and communities preparing to open for sale. Communities that were previously offering homes for sale but are temporarily closed due to business conditions that do not have any remaining backlog and are not expected to reopen within twelve months of the end of the fiscal year being reported on have been classified as land owned for future communities. At October 31, 2009, the Company included $91.5 million of inventory related to 16 temporarily closed communities in operating communities and $75.9 million related to 16 temporarily closed communities in land owned for future communities.

Included in operating communities is: the cost of homes under construction, land and land development costs, the carrying cost of home sites in current and future phases of these communities and the carrying cost of model homes.

The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable in each of the three fiscal years ended October 31, 2009, 2008 and 2007 as shown in the table below (amounts in thousands).

	2009	2008	2007

Land controlled for future communities	$28,518	$101,466	$37,920
Land owned for future communities	169,488	144,450	404,078
Operating communities	267,405	399,075	177,518

	$465,411	$644,991	$619,516

The Company reviews the profitability of each of its operating communities during each fiscal quarter. For those communities operating below certain profitability thresholds, or where other negative factors, such as a decline in market or economic conditions in the market where the community is located, or high cancellation rates

Notes to Consolidated Financial Statements — (Continued)

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

		Impaired Communities
			Fair Value of
			Communities
	Number of		Net of
	Communities	Number of	Impairment	Impairment
Three Months Ended:	Tested	Communities	Charges	Charges

Fiscal 2009:
January 31	289	41	$216.2	$108.3
April 30	288	36	$181.8	67.4
July 31	288	14	$67.7	46.8
October 31	254	21	$116.4	44.9

				$267.4

Fiscal 2008:
January 31	211	36	$328.2	$134.3
April 30	297	39	$272.2	121.0
July 31	296	18	$144.5	59.9
October 31	270	37	$198.2	83.9

				$399.1

Fiscal 2007:
January 31	59	10	$70.5	$15.4
April 30	140	16	$127.4	61.5
July 31	224	12	$63.7	14.9
October 31	241	21	$290.4	85.7

				$177.5

At October 31, 2009, the Company evaluated its land purchase contracts to determine if any of the selling entities were variable interest entities (“VIEs”) and, if they were, whether the Company was the primary beneficiary of any of them. Under these land purchase contracts, the Company does not possess legal title to the land and its risk is generally limited to deposits paid to the sellers; the creditors of the sellers generally have no recourse against the Company. At October 31, 2009, the Company had determined that it was the primary beneficiary of one VIE related to a land purchase contract and had recorded $11.7 million of inventory and $6.2 million of accrued expenses. In addition, the Company had determined that it was not the primary beneficiary of 17 VIEs related to land purchase contracts existing at October 31, 2009 with an aggregate purchase price of $140.8 million, on which it had made aggregate deposits totaling $5.6 million.

The Company capitalizes certain interest costs to qualified inventory during the development and construction period of its communities in accordance with ASC 835-20, “Capitalization of Interest” (“ASC 835-20”). Capitalized interest is charged to cost of revenues when the related inventory is delivered. Interest incurred on homebuilding indebtedness in excess of qualified inventory, as defined in ASC 835-20, is charged to selling, general and administrative expense (“SG&A”) in the period incurred. In fiscal 2009, the Company expensed interest of $7.9 million directly to SG&A. Prior to November 1, 2008, qualified inventory exceeded homebuilding

Notes to Consolidated Financial Statements — (Continued)

indebtedness and all interest incurred was capitalized. Interest incurred, capitalized and expensed in each of the three fiscal years ended October 31, 2009, 2008 and 2007 was as follows (amounts in thousands):

	2009	2008	2007

Interest capitalized, beginning of year	$238,832	$215,571	$181,465
Interest incurred	118,026	116,340	136,758
Interest expensed to cost of revenues	(78,661)	(87,866)	(102,043)
Interest expensed to selling, general and administrative expense	(7,949)
Write-off against other income	(10,116)	(1,434)	(609)
Capitalized interest applicable to inventory transferred to joint ventures	(314)	(3,779)

Interest capitalized, end of year	$259,818	$238,832	$215,571

During fiscal 2009, the Company sold $46.6 million of non-strategic inventory. The net gain/loss, including the related capitalized interest, is included in interest and other income in the Company’s Consolidated Statements of Operations for fiscal 2009.

Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. The amounts included in the table directly above reflect the gross amount of capitalized interest without allocation of any impairment charges recognized. The Company estimates that, had inventory impairment charges been allocated on a pro rata basis to the individual components of inventory, capitalized interest at October 31, 2009, 2008 and 2007 would have been reduced by approximately $57.5 million, $42.2 million and $22.4 million, respectively.

In fiscal 2008, a joint venture in which the Company has an 86.6% interest and which was included in its consolidated financial statements, defaulted on a $77.2 million non-recourse purchase money mortgage secured by a parcel of land owned by the joint venture. The mortgage holder’s only recourse was to foreclose on the parcel of land owned by the joint venture. The event of default represented a re-consideration event under ASC 810 and the Company determined that the mortgage holder is now the primary beneficiary of the joint venture. As of October 31, 2008, the Company no longer consolidated this joint venture. In fiscal 2007, the Company recognized an inventory impairment charge for its investment in this joint venture. The Company has surrendered its interest in this joint venture to its joint venture partner.

3.	Investments in and Advances to Unconsolidated Entities

Development Joint Ventures

The Company has investments in, and advances to, a number of joint ventures with unrelated parties to develop land (“Development Joint Ventures”). Some of these Development Joint Ventures develop land for the sole use of the venture participants, including the Company, and others develop land for sale to the joint venture participants and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites by Development Joint Ventures to other builders. With regard to home sites the Company purchases from the Development Joint Ventures, the Company reduces its cost basis in those home sites by its share of the earnings on the home sites. At October 31, 2009, the Company had approximately $64.5 million, net of impairment charges, invested in or advanced to Development Joint Ventures. In addition, the Company has a funding commitment of $3.5 million to one Development Joint Venture, should an additional investment in that venture be required.

At October 31, 2009, the Development Joint Ventures had aggregate loan commitments of $1.07 billion and had approximately $1.07 billion borrowed against these commitments. With respect to loans obtained by some of the Development Joint Ventures, the Company executed completion guarantees and conditional repayment guarantees. The obligations under such completion guarantees and conditional repayment guarantees are several and not joint, and are limited to the Company’s pro-rata share of the loan obligations of each such respective

Notes to Consolidated Financial Statements — (Continued)

Development Joint Venture. At October 31, 2009, the maximum liability, if any, under such completion guarantees and conditional repayment guarantees (net of amounts that the Company has accrued) is estimated to be approximately $50.3 million.

The Company is a participant with an unrelated party in a Development Joint Venture which owns land within a master planned community. The Company contributed $5.7 million of cash to this joint venture and the other party contributed $4.7 million of cash and $1.0 million of impact fee credits. The Company sold land to this joint venture and received a cash payment of $8.34 million and the rights to the $1.0 million of impact fee credits, the estimated fair value of the land. The Company does not anticipate that it will make any further capital contributions to this joint venture.

As of October 31, 2009, the Company had recognized cumulative impairment charges in connection with its current Development Joint Ventures of $178.9 million. These impairment charges are attributable to investments in certain Development Joint Ventures that the Company did not believe were fully recoverable. The Company recognized impairment charges in connection with its Development Joint Ventures of $5.3 million, $114.3 million and $59.3 million in fiscal 2009, 2008 and 2007, respectively.

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

Planned Community Joint Ventures

The Company is a participant in a joint venture with an unrelated party to develop a single master planned community (the “Planned Community Joint Venture”). The Company and the other participant each initially contributed assets with an agreed-upon fair value of $48.0 million, including $3.0 million of cash. At October 31, 2009, each participant had agreed to contribute additional funds up to $11.6 million if required. If a participant fails to make a required capital contribution, the other participant may make the additional contribution and diminish the non-contributing participant’s ownership interest.

At October 31, 2009, the Company had an investment of $49.8 million in this Planned Community Joint Venture.

Condominium Joint Ventures

At October 31, 2009, the Company had $25.5 million of investments in four joint ventures with unrelated parties to develop luxury condominium projects, including for-sale residential units and commercial space (“Condominium Joint Ventures”). At October 31, 2009, the Condominium Joint Ventures had aggregate loan commitments of $312.7 million, against which approximately $249.6 million had been borrowed. At October 31, 2009, the Company had guaranteed $13.0 million of the loans and other liabilities of these Condominium Joint Ventures.

One of these Condominium Joint Ventures is developing a condominium project in two phases. Construction of the first phase has been substantially completed and deliveries commenced in May 2008.

As of October 31, 2009, the Company had recognized cumulative impairment charges against its investments in the Condominium Joint Ventures, and its pro-rata share of impairment charges recognized by these

Notes to Consolidated Financial Statements — (Continued)

Condominium Joint Ventures, in the aggregate amount of $63.9 million. At October 31, 2009, the Company did not have any commitments to make contributions to any Condominium Joint Venture in excess of those that the Company already has accrued.

Toll Brothers Realty Trust II

In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust II (“Trust II”) to be in a position to take advantage of commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by an affiliate of PASERS. At October 31, 2009, the Company had an investment of $12.1 million in Trust II. Prior to the formation of Trust II, the Company used Toll Brothers Realty Trust (the “Trust”) to invest in commercial real estate opportunities. See Note 16, “Related Party Transactions” for more information about the Trust.

General

At October 31, 2009, the Company had $107.5 million accrued for its commitments to Development Joint Ventures, the Planned Community Joint Venture, Condominium Joint Ventures and Trust II. The Company’s investments in these entities are accounted for using the equity method. The Company recognized $11.3 million, $200.7 million and $59.2 million of impairment charges related to its investments in and advances to unconsolidated entities in fiscal 2009, 2008 and 2007, respectively. Impairment charges related to these entities are included in “Loss from unconsolidated entities” in the Company’s Consolidated Statements of Operations.

4.	Goodwill Impairment

Intangible assets, including goodwill, that are not subject to amortization are tested for impairment and possible write-down. Due to the continued decline of the Company’s markets located in its North, South and West geographic segments, the Company re-evaluated the carrying value of goodwill that resulted from several acquisitions in accordance with ASC 350, “Intangibles - Goodwill and Other”. The Company estimated the fair value of its assets in these markets including goodwill. Fair value was determined based on the discounted future cash flow expected to be generated in these markets. Based upon this evaluation the Company determined that the related goodwill was impaired. The Company recognized $3.2 million and $9.0 million of impairment charges in fiscal 2008 and 2007, respectively. After recognizing these charges, the Company did not have any goodwill remaining.

5.	Loans Payable, Senior Notes, Senior Subordinated Notes and Mortgage Company Warehouse Loan

Loans Payable

Loans payable at October 31, 2009 and 2008 consisted of the following (amounts in thousands):

	2009	2008

Term loan due March 2011(a)	$331,667	$331,667
Other(b)	141,187	281,927

	$472,854	$613,594

(a)	The Company has a $1.89 billion credit facility consisting of a $1.56 billion unsecured revolving credit facility and a $331.7 million term loan facility (collectively, the “Credit Facility”) with 30 banks, which extends to March 17, 2011. At October 31, 2009, interest was payable on borrowings under the revolving credit facility at 0.475% (subject to adjustment based upon the Company’s debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. At October 31, 2009, the Company had no outstanding borrowings against the revolving credit facility, but had letters of credit of

Notes to Consolidated Financial Statements — (Continued)

approximately $177.7 million outstanding under it, of which the Company had recorded $17.1 million as liabilities under land purchase agreements and investments in unconsolidated entities. Under the term loan facility, interest is payable at 0.50% (subject to adjustment based upon the Company’s debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. At October 31, 2009, interest was payable on the $331.7 million term loan at 0.75%. Under the terms of the Credit Facility, the Company is not permitted to allow its maximum leverage ratio (as defined in the credit agreement) to exceed 2.00 to 1.00 and was required to maintain a minimum tangible net worth (as defined in the credit agreement) of approximately $1.89 billion at October 31, 2009. At October 31, 2009, the Company’s leverage ratio was approximately 0.19 to 1.00 and its tangible net worth was approximately $2.49 billion. Based upon the minimum tangible net worth requirement, the Company’s ability to pay dividends and repurchase its common stock was limited to an aggregate amount of approximately $594.0 million at October 31, 2009.

(b)	The weighted average interest rate on these loans was 2.90% at October 31, 2009 and ranged from 0.40% to 9.53%. At October 31, 2009, $119.3 million of loans payable was secured by assets of approximately $281.4 million.

At October 31, 2009 and 2008, the aggregate estimated fair value of the Company’s loans payable was approximately $471.2 million and $611.8 million, respectively. The fair value of loans was estimated based upon the interest rates that the Company believed were available to it for loans with similar terms and remaining maturities as of the applicable valuation date.

Senior Notes

At October 31, 2009 and 2008, the Company’s senior notes consisted of the following (amounts in thousands):

	2009	2008

6.875% Senior Notes due November 15, 2012	$194,865	$300,000
5.95% Senior Notes due September 15, 2013	155,135	250,000
4.95% Senior Notes due March 15, 2014	300,000	300,000
5.15% Senior Notes due May 15, 2015	300,000	300,000
8.91% Senior Notes due October 15, 2017	400,000
6.75% Senior Notes due November 1, 2019	250,000
Bond discount	(12,352)	(6,555)

	$1,587,648	$1,143,445

The senior notes are the unsecured obligations of Toll Brothers Finance Corp., a 100%-owned subsidiary of the Company. The payment of principal and interest is fully and unconditionally guaranteed, jointly and severally, by the Company and a majority of its home building subsidiaries (together with Toll Brothers Finance Corp., the “Senior Note Parties”). The senior notes rank equally in right of payment with all the Senior Note Parties’ existing and future unsecured senior indebtedness, including the Credit Facility. The senior notes are structurally subordinated to the prior claims of creditors, including trade creditors, of the subsidiaries of the Company that are not guarantors of the senior notes. The senior notes are redeemable in whole or in part at any time at the option of the Company, at prices that vary based upon the then-current rates of interest and the remaining original term of the notes.

On April 13, 2009, the Company, through Toll Brothers Finance Corp., its wholly-owned subsidiary, issued $400 million principal amount of 8.91% Senior Notes due 2017 (the “8.91% Senior Notes”). The Company received $389.4 million of net proceeds from the issuance of the 8.91% Senior Notes.

On September 22, 2009, the Company, through Toll Brothers Finance Corp., issued $250 million principal amount of 6.75% Senior Notes due 2019 (the “6.75% Senior Notes”). The Company received $246.4 million of net proceeds from the issuance of the 6.75% Senior Notes.

Notes to Consolidated Financial Statements — (Continued)

On October 8, 2009, the Company, through Toll Brothers Finance Corp., completed a tender offer for $105.1 million principal amount of its 6.875% Senior Notes due 2012 at a tender price of 106.75% of the principal amount, and for $94.9 million principal amount of its 5.95% Senior Notes due 2013 at a tender price of 103.25% of the principal amount. In fiscal 2009, the Company recognized a charge of $11.6 million representing the tender premium, the write-off of unamortized debt issuance costs and the tender offer costs associated with both series of notes.

At October 31, 2009 and 2008, the aggregate fair value of the Company’s senior notes, based upon their indicated market prices, was approximately $1.62 billion and $859.2 million, respectively.

Senior Subordinated Notes

At October 31, 2009 and 2008, the Company’s senior subordinated notes consisted of the following (amounts in thousands):

	2009	2008

8 1/4% Senior Subordinated Notes due February 1, 2011		$193,000
8.25% Senior Subordinated Notes due December 1, 2011	$47,872	150,000

	$47,872	$343,000

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

In May 2009, the Company redeemed all of the remaining $193.0 million outstanding principal amount of its Toll Corp. 8 1/4% Senior Subordinated Notes due February 2011 at a cash redemption price of 100.0% of the principal amount plus accrued and unpaid interest, and $100.0 million outstanding principal amount of its Toll Corp. 8.25% Senior Subordinated Notes due December 2011 at a cash redemption price of 101.375% of the principal amount plus accrued and unpaid interest. In addition, in June 2009, the Company purchased an additional $2.1 million principal amount of its Toll Corp. 8.25% Senior Subordinated Notes due December 2011 through open-market purchases. In fiscal 2009, the Company recognized a charge of $2.1 million representing the write-off of unamortized debt issuance costs associated with both series of notes and the call premium on the 8.25% Senior Subordinated Notes due December 2011.

In October 2009, the Company announced the redemption of the remaining $47.9 million outstanding principal amount of its Toll Corp. 8.25% Senior Subordinated Notes due December 2011 at a cash redemption price of 100.0% of the principal amount plus accrued and unpaid interest on December 1, 2009.

In fiscal 2008, the Company purchased $7.0 million principal amount of its Toll Corp. 8 1/4% Senior Subordinated Notes due February 2011 through open-market purchases for $6.8 million.

At October 31, 2009 and 2008, the aggregate fair value of the Company’s senior subordinated notes, based upon their indicated market prices, was approximately $48.1 million and $300.0 million, respectively.

Mortgage Company Loan Facilities

In August 2009, TBI Mortgage Company (“TBI Mortgage”), the Company’s wholly-owned mortgage subsidiary, entered into a Master Repurchase Agreement with Comerica Bank, as agent and representative of itself as a buyer and the other buyers named therein (the “Repurchase Agreement”). The Repurchase Agreement replaced TBI Mortgage’s previous warehouse credit facility which expired on August 13, 2009. The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by TBI Mortgage and it is accounted for as a

Notes to Consolidated Financial Statements — (Continued)

secured borrowing under ASC 860. The Repurchase Agreement provides for loan purchases up to $75 million, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $100 million. The Repurchase Agreement expires on July 29, 2010 and bears interest at LIBOR plus 2.5%, with a minimum rate of 4.50%. Borrowings under this facility are included in the fiscal 2010 maturities.

At October 31, 2009, there was $27.0 million outstanding under the Repurchase Agreement, which is included in liabilities in the accompanying consolidated balance sheet. Amounts outstanding under the Repurchase Agreement are collateralized by the Company’s $43.4 million of mortgage loans held for sale, which are included in assets in the October 31, 2009 balance sheet in the accompanying consolidated financial statements. As of October 31, 2009, there were no aggregate outstanding purchase price limitations reducing the amount available to TBI Mortgage. There are several restrictions on purchased loans under the Repurchase Agreement including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement.

At October 31, 2008, TBI Mortgage had a $75.0 million line of credit with two banks to fund mortgage originations. The term of the loan commitment was for 364 days, subject to semi-annual renewals, and bore interest at LIBOR plus 1.25%. At October 31, 2008, the subsidiary had $37.9 million outstanding under the line at an average interest rate of 5.08%. The line of credit was collateralized by all the assets of the subsidiary, which amounted to approximately $54.1 million at October 31, 2008.

The Company believes that the carrying value of its mortgage company loan borrowings at October 31, 2009 and 2008 approximated their fair value.

General

As of October 31, 2009, the annual aggregate maturities of the Company’s loans and notes during each of the next five fiscal years are: 2010 — $175.3 million; 2011 — $339.5 million; 2012 — $12.0 million; 2013 — $353.6 million; and 2014 — $303.0 million.

6.	Accrued Expenses

Accrued expenses at October 31, 2009 and 2008 consisted of the following (amounts in thousands):

	2009	2008

Land, land development and construction	$132,890	$184,017
Compensation and employee benefit	90,828	93,529
Insurance and litigation	165,343	158,307
Commitments to unconsolidated entities	107,490	128,227
Warranty	53,937	57,292
Interest	27,445	38,624
Other	62,288	78,600

	$640,221	$738,596

Notes to Consolidated Financial Statements — (Continued)

The Company accrues expected warranty costs at the time each home is closed and title and possession have been transferred to the home buyer. Changes in the warranty accrual during fiscal 2009, 2008 and 2007 were as follows (amounts in thousands):

	2009	2008	2007

Balance, beginning of year	$57,292	$59,249	$57,414
Additions — homes closed during the year	10,499	20,116	26,209
Additions — adjustments to accruals for homes closed in prior years	1,697	(585)	2,510
Charges incurred	(15,551)	(21,488)	(26,884)

Balance, end of year	$53,937	$57,292	$59,249

7.	Income Taxes

A reconciliation of the Company’s effective tax rate from the federal statutory tax rate for the fiscal years ended October 31, 2009, 2008 and 2007 is as follows ($ amounts in thousands):

	2009		2008		2007
	$	%	$	%	$	%

Federal statutory tax	(173,763)	35.0	(163,375)	35.0	24,738	35.0
State taxes, net of federal benefit	(14,522)	2.9	(27,307)	5.9	9,854	13.9
Reversal of expiring state tax provisions	(77,337)	15.6	(5,558)	1.2	(2,751)	(3.9)
Accrued interest on anticipated tax assessments	6,828	(1.4)	7,250	(1.6)	16,786	23.8
Increase in unrecognized tax benefits	39,500	(8.0)
Valuation allowance — federal	437,300	(88.1)
Valuation allowance — state	20,980	(4.2)	24,050	(5.1)
Non-taxable earnings			(3,943)	0.8	(6,078)	(8.6)
Reversal (benefit) from tax credits	10,000	(2.0)			(8,700)	(12.3)
Other	10,374	(2.1)	(94)		1,180	1.7

Tax provision (benefit)	259,360	(52.3)	(168,977)	36.2	35,029	49.6

The Company currently operates in 21 states and is subject to various state tax jurisdictions. The Company estimates its state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction and the Company’s ability to utilize certain tax-saving strategies. Due primarily to a change in the Company’s estimate of the allocation of income or loss, as the case may be, among the various taxing jurisdictions and changes in tax regulations and their impact on the Company’s tax strategies, the Company’s estimated rate for state income taxes was 4.5% for fiscal 2009, 9.0% for fiscal 2008 and 21.4% for fiscal 2007.

Notes to Consolidated Financial Statements — (Continued)

The provision (benefit) for income taxes for each of the fiscal years ended October 31, 2009, 2008 and 2007 was as follows (amounts in thousands):

	2009	2008	2007

Federal	$333,311	$(168,068)	$2,728
State	(73,951)	(909)	32,301

	$259,360	$(168,977)	$35,029

Current	$(229,003)	$39,144	$324,232
Deferred	488,363	(208,121)	(289,203)

	$259,360	$(168,977)	$35,029

During the twelve-month period ended October 31, 2009, the Company reached final settlement of its federal tax returns for fiscal years through 2006, State of California tax returns for fiscal years through 2006, and State of New Jersey and State of Arizona tax returns for fiscal years through 2007. The federal and state settlements resulted in a reduction in the Company’s unrecognized tax benefits. The state impact of any amended federal return remains subject to examination by various states for a period of up to one year after formal notification of such amendments is made to the states. The Company’s and its subsidiaries’ fiscal 2007 and 2008 federal income tax returns and various state and other income tax returns are in the process of examination or administrative appeal.

A reconciliation of the change in the unrecognized tax benefits for the twelve-month periods ended October 31, 2009 and 2008 is as follows (amounts in thousands):

	2009	2008

Balance, beginning of year	$320,679
Adoption of FIN 48		$364,300
Increase in benefit as a result of tax positions taken in prior years	11,000	12,340
Increase in benefit as a result of tax positions taken in current year	47,500	22,237
Decrease in benefit as a result of settlements	(138,333)	(56,748)
Decrease in benefit as a result of lapse of statute of limitation	(69,480)	(21,450)

Balance, end of year	$171,366	$320,679

The Company’s unrecognized tax benefits are included in “Income taxes payable” on the Company’s Consolidated Balance Sheets. If these unrecognized tax benefits reverse in the future, they would have a beneficial impact on the Company’s effective tax rate at that time. During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will change. The anticipated changes will be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken and the accrual of estimated interest and penalties.

During the twelve months ended October 31, 2009, 2008 and 2007, the Company recognized in its tax provision (benefit), before reduction for applicable taxes, potential interest and penalties of approximately $11.0 million, $12.5 million and $26.8 million, respectively. At October 31, 2009, 2008 and 2007, the Company had accrued potential interest and penalties, before reduction of applicable taxes, of $39.8 million, $142.2 million and $54.8 million, respectively; these amounts were included in “Income taxes payable” on the Company’s Consolidated Balance Sheets. The decrease in the October 31, 2009 accrued interest and penalty balance, as compared to the October 31, 2008 balance, relates primarily to the payment of interest on settled audits and the reversal of interest accrued in prior years against potential tax assessments no longer needed due to the expiration of the applicable federal and state statute of limitations or the settlement with state tax authorities, offset, in part, by additional interest accrued during the period. The increase in the October 31, 2008 balance, as compared to the October 31, 2007 balance, relates primarily to the adoption of FIN 48.

Notes to Consolidated Financial Statements — (Continued)

The components of net deferred tax assets and liabilities at October 31, 2009 and 2008 consisted of the following (amounts in thousands):

	2009	2008

Deferred tax assets:
Accrued expenses	$2,717	$3,078
Impairment charges	485,455	459,688
Inventory valuation differences	28,622	29,430
Stock-based compensation expense	34,829	28,160
FIN 48 deferred tax asset	70,902	27,685
State tax net operating loss carryfoward	20,756
Other	4,456	1,138

Total assets	647,737	549,179

Deferred tax liabilities:
Capitalized interest	92,011	68,849
Deferred income	(2,293)	(7,392)
Depreciation	23,250	23,388
Deferred marketing	1,035	1,107
State taxes	23,848	20,132
Other	27,556	13,342

Total liabilities	165,407	119,426

Net deferred tax assets before valuation allowances	482,330	429,753
Cumulative valuation allowance — state	(45,030)	(24,050)
Cumulative valuation allowance — federal	(437,300)

Net deferred tax assets	—	$405,703

The Company recorded significant deferred tax assets in fiscal 2007, 2008 and 2009. These deferred tax assets were generated primarily by inventory impairments and impairments of investments in and advances to unconsolidated entities. In accordance with ASC 740, the Company assessed whether a valuation allowance should be established based on its determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company believes that the continued downturn in the housing market, the uncertainty as to its length and magnitude, and the Company’s continued recognition of impairment charges, are significant evidence of the need for a valuation allowance against its net deferred tax assets. At October 31, 2009, the Company had recorded valuation allowances against its entire net deferred tax asset.

For federal income tax purposes, the Company expects to carry back tax losses incurred in fiscal 2009 against $462 million of taxable income it reported in fiscal 2007. The tax losses generated in fiscal 2009 will be primarily from the recognition for tax purposes of previously recognized book impairments and the recognition of stock option expenses not recognized for book purposes. The Company expects to apply the fiscal 2009 tax losses to its fiscal 2007 taxable income available for carry back, and receive a tax refund of $161.8 million in fiscal 2010.

The Company is allowed to carry forward tax losses for 20 years and apply such tax losses to future taxable income to realize federal deferred tax assets. As of October 31, 2009, the Company believes it will have approximately $50 million of tax loss carryforwards, resulting from losses that it expects to recognize on its fiscal 2009 tax return, in excess of the amount it can carry back against its fiscal 2007 federal taxable income. In addition, the Company will be able to reverse its previously recognized valuation allowances during any future period for which it reports book income before income taxes. The Company will continue to review its deferred tax assets in accordance with ASC 740.

Notes to Consolidated Financial Statements — (Continued)

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted into law. The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in a tax year ending after December 31, 2007 and beginning before January 1, 2010 to be carried back for up to five years (such losses were previously limited to a two-year carryback). The Company must select one tax year to which it may apply the extended carryback. This change will allow the Company to carry back fiscal 2010 taxable losses, if any, to prior years and receive refunds of previously paid federal income taxes. The Company estimates that the maximum amount of fiscal 2010 tax losses that it will be able to carryback is approximately $1.5 billion. The Company anticipates that such refunds could be in excess of $35 million. The ultimate amount of such refunds realized is dependent on the Company’s actual taxable losses for fiscal 2010, which may vary significantly from its current expectations. The Company has not reflected the potential benefit of the extended carryback under the Act in its October 31, 2009 consolidated financial statements.

For state tax purposes, due to past and projected losses in certain jurisdictions where the Company does not have carryback potential and/or cannot sufficiently forecast future taxable income, the Company has recognized cumulative valuation allowances of $45.0 million as of October 31, 2009 against its state deferred tax assets. In the twelve-month periods ended October 31, 2009 and 2008, the Company recognized valuation allowances against its state deferred tax assets of $20.9 million and $24.1 million, respectively. Future valuation allowances in these jurisdictions may continue to be recognized if the Company believes it will not generate sufficient future taxable income to utilize any future state deferred tax assets.

8.	Stockholders’ Equity

The Company’s authorized capital stock consists of 200 million shares of common stock, $.01 par value per share and 1.0 million shares of preferred stock, $.01 par value per share. The Board of Directors is authorized to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock to 400 million shares and the number of shares of authorized preferred stock to 15 million shares. At October 31, 2009, the Company had 164.7 million shares of common stock issued and outstanding (net of 7,000 shares of common stock held in treasury), 16.4 million shares of common stock reserved for outstanding stock options and restricted stock units, 9.2 million shares of common stock reserved for future stock option and award issuances and 659,000 shares of common stock reserved for issuance under the Company’s employee stock purchase plan. As of October 31, 2009, the Company had not issued any shares of preferred stock.

Issuance of Common Stock

In fiscal 2007, the Company issued 33,512 shares of restricted common stock pursuant to its Stock Incentive Plan for Employees (2007) to an employee. The restricted stock award vested over an 18-month period. The Company amortized the fair market value of the award on the date of grant over the period of time that the award vested. At October 31, 2009, all shares under the award were vested. At October 31, 2008, 11,171 shares under the award were unvested.

In fiscal 2009, 2008 and 2007, the Company issued 1,250 shares, 1,250 shares and 1,000 shares, respectively, of restricted common stock pursuant to its stock incentive plans to certain outside directors. The Company is amortizing the fair market value of the awards on the date of grant over the period of time that each award vests. At October 31, 2009, 1,875 shares of the fiscal 2009 and 2008 restricted stock awards were unvested.

In December 2006, Mr. Robert I. Toll’s bonus payment for fiscal 2006 pursuant to the bonus plan then in effect was revised to provide that $3.0 million ($1.8 million of cash and $1.2 million of unrestricted stock valued as of the date of the payment of his fiscal 2006 bonus) be exchanged for shares of restricted stock on the date of the bonus payment. The number of shares of restricted stock was calculated by dividing $3.0 million by $31.06, the closing price of the Company’s common stock on the New York Stock Exchange (the “NYSE”) on January 5, 2007, the date on which Mr. Toll’s fiscal 2006 bonus award was paid. Mr. Toll received 96,586 shares of restricted stock. The restricted stock Mr. Toll received vested over a two-year period. At October 31, 2009, all shares under the bonus award were vested.

Notes to Consolidated Financial Statements — (Continued)

Stock Repurchase Program

In March 2003, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various benefit plans. At October 31, 2009, the Company had approximately 11.9 million shares remaining under the repurchase authorization.

Stockholder Rights Plans

Shares of the Company’s outstanding common stock are subject to two series of stock purchase rights. The rights, which are exercisable only under certain conditions, entitle the holder, other than an acquiring person (and certain related parties of an acquiring person), as defined in the plan, to purchase common shares at prices specified in the rights agreements.

On June 17, 2009, the Company adopted a shareholder rights plan (the “2009 Rights Plan”) to help preserve the value of the Company’s deferred tax assets, by reducing the risk of limitation of net operating loss carryforwards and certain other tax benefits under Section 382 of the Internal Revenue Code. The rights will expire on July 16, 2019 or earlier if (i) the Company’s Board of Directors determines the 2009 Rights Plan is no longer needed to preserve the deferred tax assets due to the implementation of legislative changes, (ii) the Board of Directors determines, at the beginning of a specified period, that no tax benefits may be carried forward, (iii) the 2009 Rights Plan is not approved by the Company’s stockholders by June 17, 2010, or (iv) certain other events occur as described in the 2009 Rights Plan.

In June 2007, the Company adopted a shareholder rights plan (“2007 Rights Plan’). The 2007 Rights will become exercisable upon the earlier of (i) ten days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of the Company’s Common Stock or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of the outstanding shares of Common Stock.

No rights under either plan were exercisable at October 31, 2009. In the event of approval of the 2009 Rights Plan by the Company’s stockholders, the Company’s Board of Directors intends to take action to redeem the rights issued pursuant to the 2007 Rights Plan.

9.	Stock-Based Benefit Plans

Stock-Based Compensation Plans

The Company used a lattice model for the valuation for all option grants in fiscal 2009, 2008 and 2007. The weighted-average assumptions and fair value used for stock option grants in each of the fiscal years ended October 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Expected volatility	46.74% — 50.36%	46.67% — 48.63%	36.32% — 38.22%
Weighted-average volatility	48.06%	47.61%	37.16%
Risk-free interest rate	1.24% — 1.90%	3.32% — 3.85%	4.57% — 4.61%
Expected life (years)	4.29 — 8.52	4.29 — 8.32	3.69 — 8.12
Dividends	none	none	none
Weighted-average fair value per share of options granted	$8.60	$9.50	$11.17

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

Notes to Consolidated Financial Statements — (Continued)

risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of stock option grants is recognized evenly over the vesting period of the options or over the period between the grant date and the time the option becomes non-forfeitable by the employee, whichever is shorter. Stock option expense is included in the Company’s selling, general and administrative expenses. In fiscal 2009, 2008 and 2007, the Company recognized $10.6 million, $22.6 million and $27.0 million of expense, respectively, and an income tax benefit of $4.2 million, $9.0 million and $10.1 million, respectively, related to option awards. At October 31, 2009, total compensation cost related to non-vested awards not yet recognized was approximately $9.8 million, unrecognized income tax benefits from non-vested awards was approximately $3.9 million and the weighted-average period over which the Company expects to recognize such compensation costs and tax benefit is 1.1 years.

In the quarter ended July 31, 2008, pursuant to stockholder-approved amendments to the Company’s Stock Incentive Plan (1998) and the Company’s Stock Incentive Plan for Employees (2007), the Company offered certain eligible employees the ability to exchange certain out-of-the-money stock options (“old options”) in exchange for replacement options with the same terms and conditions as the old options, except for the number of shares subject to the replacement options and the per share exercise price. The Company accepted for exchange old options to purchase approximately 2.5 million shares with a weighted-average exercise price per share of $33.18 and issued replacement options to purchase approximately 1.6 million shares with a weighted-average exercise price per share of $18.92. The assumptions and fair value used for the valuation of the replacement option grants and old option grants were as follows:

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

In fiscal 2009, the Company extended the period of time that 46,052 options could be exercised as part of a severance plan to certain employees. The Company estimated the fair value of the option modification to be $7.00 per share and recognized $322,000 of stock option expense in selling, general and administrative expense.

Stock Incentive Plans

The Company has two active stock incentive plans, one for employees (including officers) and one for non-employee directors. The Company’s active stock incentive plans provide for the granting of incentive stock options (solely to employees) and non-qualified stock options with a term of up to ten years at a price not less than the market price of the stock at the date of grant. Stock options granted to employees generally vest over a four-year period, although certain grants may vest over a longer or shorter period, and stock options granted to non-employee directors generally vest over a two-year period. The Company’s active stock incentive plans also provide for the issuance of stock appreciation rights and restricted and unrestricted stock awards and stock units, which may be performance based.

The Company has two additional stock incentive plans for employees, officers and directors that are inactive except for outstanding stock option grants at October 31, 2009. No additional options may be granted under these plans. Stock options granted under these plans were made with a term of up to ten years at a price not less than the market price of the stock at the date of grant and generally vested over a four-year period for employees and a two-year period for non-employee directors.

Notes to Consolidated Financial Statements — (Continued)

Shares issued upon the exercise of a stock option are either from shares held in treasury or newly issued shares.

The following table summarizes stock option activity for the Company’s plans during each of the fiscal years ended October 31, 2009, 2008 and 2007 (amounts in thousands, except per share amounts):

	2009		2008		2007
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price

Balance, beginning	19,854	$14.73	24,080	$14.60	25,178	$12.70
Granted	1,092	21.68	3,292	19.92	1,823	31.80
Exercised	(4,436)	5.03	(4,660)	6.73	(2,717)	7.15
Cancelled	(387)	20.49	(2,858)	32.70	(204)	32.36

Balance, ending	16,123	$17.73	19,854	$14.73	24,080	$14.60

Options exercisable, at October 31,	13,171	$16.53	16,327	$12.64	19,743	$10.90

Options available for grant at October 31,	9,168		10,371		11,946

The fiscal 2008 cancellations and grants include options for approximately 2.5 million shares issued in fiscal 2006, 2005 and 2004 that were exchanged for new options for approximately 1.6 million shares. See “Stock-Based Compensation Plans” above for more information.

The following table summarizes information about stock options outstanding and exercisable at October 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
	(In 000s)	(In years)		(In 000s)	(In years)

$4.38 — $10.35	2,713	.94	$8.55	2,713	.94	$8.55
$10.53 — $10.88	4,695	2.50	$10.75	4,695	2.50	$10.75
$18.92 — $21.26	4,941	5.89	$19.99	3,523	5.10	$19.84
$21.70 — $22.18	994	9.14	$21.70	—
$31.82 — $35.97	2,780	6.03	$33.04	2,240	5.82	$33.12

	16,123	4.30	$17.73	13,171	3.44	$16.53

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

Information pertaining to the intrinsic value of options outstanding and exercisable at October 31, 2009, 2008 and 2007 is provided below (amounts in thousands):

	2009	2008	2007

Intrinsic value of options outstanding	$54,646	$194,261	$256,387
Intrinsic value of options exercisable	$54,646	$187,351	$254,913

Notes to Consolidated Financial Statements — (Continued)

Information pertaining to the intrinsic value of options exercised and the fair value of options which became vested in each of the fiscal years ended October 31, 2009, 2008 and 2007 is provided below (amounts in thousands):

	2009	2008	2007

Intrinsic value of options exercised	$74,659	$81,308	$53,048
Fair value of options vested	$15,528	$21,862	$7,710

The Company’s stock incentive plans permit optionees to exercise stock options using a “net exercise” method at the discretion of the Executive Compensation Committee of the Board of Directors (“Executive Compensation Committee”). In a net exercise, the Company withholds from the total number of shares that otherwise would be issued to an optionee upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings and remits the remaining shares to the optionee. During fiscal 2009, the net exercise method was employed to exercise options to acquire 93,000 shares of the Company’s common stock; the Company withheld 21,070 of the shares subject to options with an average fair market value per share of $21.29 to cover $0.4 million of option exercise costs and income tax withholdings and issued 71,930 shares to the optionees. During fiscal 2008, the net exercise method was employed to exercise options to acquire 2,356,152 shares of the Company’s common stock; the Company withheld 1,232,023 of the shares subject to option with an average fair market value per share of $25.57 to cover $31.5 million of option exercise costs and income tax withholdings and issued 1,124,129 shares to the optionees. No options were exercised using the net exercise method by optionees in fiscal 2007.

In addition, pursuant to the provisions of the Company’s stock incentive plans, optionees are permitted to use the value of the Company’s common stock that they own to pay for the exercise of options. The Company received 9,237 shares with an average fair market value per share of $21.40 for the exercise of 38,379 options in fiscal 2009. The Company received 5,114 shares with an average fair market value per share of $22.35 for the exercise of 18,576 options in fiscal 2008. No options were exercised using the value of stock held by optionees in fiscal 2007.

On December 18, 2008, the Executive Compensation Committee approved the award of a performance-based restricted stock unit (“Performance-Based RSU”) relating to 200,000 shares of the Company’s common stock to Robert I. Toll. The Performance-Based RSU will vest and Mr. Toll will be entitled to receive the underlying shares if the average closing price of the Company’s common stock on the New York Stock Exchange (“NYSE”), measured over any twenty consecutive trading days ending on or prior to December 19, 2013, increases 30% or more over $21.70, the closing price of the Company’s common stock on the NYSE on December 19, 2008; provided Mr. Toll continues to be employed by the Company or serve as a member of its Board of Directors until December 19, 2011. The Performance-Based RSU will also vest if Mr. Toll dies, becomes disabled or the Company experiences a change of control prior to satisfaction of the aforementioned performance criteria. Using a lattice based option pricing model and assuming an expected volatility of 48.14%, a risk-free interest rate of 1.35%, and an expected life of 3.0 years, the Company determined the aggregate value of the Performance-Based RSU to be $3.6 million. In fiscal 2009, the Company recognized $1.0 million of stock-based compensation expense related to the Performance-Based RSU.

As part of the Company’s cash conservation effort, it issued restricted stock units (“RSUs”) relating to 62,051 shares of the Company’s common stock to a number of employees in lieu of a portion of the employees’ bonuses and in lieu of a portion of one employee’s 2009 salary. These RSUs, although not subject to forfeiture, will vest in annual installments over a four-year period, unless accelerated due to death, disability or termination of employment, as more fully described in the RSU award document. Because the RSUs are non-forfeitable, the value of the RSUs was determined to be equal to the number of shares of the Company’s common stock to be issued pursuant to the RSUs, multiplied by $21.70, the closing price of the Company’s common stock on the NYSE on December 19, 2008, the date the RSUs were awarded. The amount applicable to employee bonuses was charged to the Company’s accrual for bonuses that it made in fiscal 2008 and the amount applicable to salary deferral ($130,000) was charged to selling, general and administrative expense in the three-month period ended January 31, 2009. The Company’s stock incentive plan permits the Company to withhold from the total number of shares that otherwise would be issued to a RSU recipient upon distribution that number of shares having a fair

Notes to Consolidated Financial Statements — (Continued)

market value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the RSU participant. During fiscal 2009, the Company withheld 836 shares subject to RSUs to cover $15,000 of income tax withholdings and issued 1,509 shares to the RSU recipients.

Bonus Award Shares

In December 2007, the Board of Directors adopted the Toll Brothers, Inc. CEO Cash Bonus Plan, which was approved by stockholders at the Company’s 2008 Annual Meeting and subsequently amended and restated by the Executive Compensation Committee in December 2009 to clarify certain provisions (as amended, the “Bonus Plan”), to provide a bonus program to Mr. Robert I. Toll in fiscal 2008 and subsequent years. Mr. Toll was eligible to receive cash bonus awards for fiscal 2007 and prior years pursuant to the Toll Brothers, Inc. Cash Bonus Plan (the “Cash Bonus Plan”), the predecessor to the Bonus Plan. The Cash Bonus Plan was adopted by the Board of Directors in December 2004 and subsequently approved by the stockholders at the Company’s 2005 Annual Meeting.

The Bonus Plan provides that a bonus will be paid to Mr. Toll for each plan year in an amount equal to the sum of (a) 2.0% of the Company’s income before taxes and bonus (as defined in the Bonus Plan), and (b) a performance bonus based on the achievement of one or more pre-established performance goals established by the Executive Compensation Committee. Under the terms of the Bonus Plan, the maximum bonus that can be paid in any one plan year is $25.0 million and may be paid in cash, shares of Company common stock, or a combination of both, at the discretion of the Executive Compensation Committee. Mr. Toll did not receive a bonus with respect to fiscal 2009 or fiscal 2008 under the Bonus Plan.

Based upon the terms of the Company’s Cash Bonus Plan, Mr. Toll did not receive a bonus award for fiscal 2007.

Employee Stock Purchase Plan

The Company’s employee stock purchase plan enables substantially all employees to purchase the Company’s common stock at 95% of the market price of the stock on specified offering dates without restriction, or at 85% of the market price of the stock on specified offering dates subject to restrictions. The plan, which terminates in December 2017, provides that 1.2 million shares be reserved for purchase. At October 31, 2009, 659,000 shares were available for issuance.

The number of shares and the average price per share issued under this plan during each of the fiscal years ended October 31, 2009, 2008 and 2007 were 25,865 shares and $16.49; 30,927 shares and $18.84; and 44,606 shares and $22.00; respectively. In fiscal 2009, 2008 and 2007, the Company recognized $64,000, $86,000 and $148,000, respectively, of compensation expense related to this plan.

10.	Fair Value Disclosures

Effective November 1, 2008, the Company adopted ASC 820 for its financial instruments measured at fair value on a recurring basis. ASC 820 provides a framework for measuring fair value under generally accepted accounting principles, expands disclosures about fair value measurements, and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

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

Notes to Consolidated Financial Statements — (Continued)

A summary of assets and (liabilities) at October 31, 2009 related to the Company’s financial instruments, measured at fair value on a recurring basis, is set forth below (amounts in thousands).

	Fair Value	Fair
Financial Instrument	Hierarchy	Value

U.S. Treasury Securities	Level 1	$101,176
Residential Mortgage Loans Held for Sale	Level 2	$43,432
Forward Loan Commitments — Residential Mortgage Loans Held for Sale	Level 2	$(135)
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(117)
Forward Loan Commitments — IRLCs	Level 2	$117

At October 31, 2009, the carrying value of cash and cash equivalents approximates fair value.

As of October 31, 2009, the unpaid principal balance of mortgage loans held for sale was less than the aggregate fair value by $282,000 and, accordingly, this amount has been recognized as a gain in current earnings and included in interest and other. Interest income on mortgage loans held for sale is calculated based upon the stated interest rate of each loan and is included in interest and other.

IRLCs represent individual borrower agreements that commit the Company to lend at a specified price for a specified period as long as there is no violation of any condition established in the commitment contract. These commitments have varying degrees of interest rate risk. The Company utilizes best-efforts forward loan commitments (“Forward Commitments”) to hedge the interest risk of the IRLCs and residential mortgage loans held for sale. Forward Commitments represent contracts with third-party investors for the future delivery of loans whereby the Company agrees to make delivery at a specified future date at a specified price. The IRLCs and Forward Commitments are considered derivative financial instruments under ASC 815, “Derivatives and Hedging”, which requires derivative financial instruments to be recorded at fair value. The Company estimates the fair value of such commitments based on the estimated fair value of the underlying mortgage loan and, in the case of IRLCs, the probability that the mortgage loan will fund within the terms of the IRLC. To manage the risk of nonperformance of investors regarding the Forward Commitments, the Company assesses the credit worthiness of the investors on a periodic basis.

11.	Earnings Per Share Information

Information pertaining to the calculation of earnings per share for each of the fiscal years ended October 31, 2009, 2008 and 2007 is as follows (amounts in thousands):

	2009	2008	2007

Basic weighted-average shares	161,549	158,730	155,318
Common stock equivalents			8,848

Diluted weighted-average shares	161,549	158,730	164,166

Common stock equivalents represent the dilutive effect of outstanding in-the-money stock options using the treasury stock method. For fiscal 2009 and 2008, there were no incremental shares attributed to outstanding options to purchase common stock because the Company had a net loss in fiscal 2009 and fiscal 2008 and any incremental shares would be anti-dilutive. Had the Company had net income in fiscal 2009 and fiscal 2008, 3.9 million and 6.1 million common stock equivalents would have been included in the 2009 and 2008 diluted weighted-average shares, respectively. The average number of anti-dilutive options (based upon the average quarterly closing price of the Company’s common stock on the NYSE) that were excluded from common stock equivalents in fiscal 2009, 2008 and 2007 were 7.6 million, 5.1 million and 5.3 million, respectively.

Notes to Consolidated Financial Statements — (Continued)

12.	Employee Retirement and Deferred Compensation Plans

The Company maintains salary deferral savings plans covering substantially all employees. The plans provide for discretionary Company contributions of up to 2% of all eligible compensation, plus 2% of eligible compensation above the Social Security wage base, plus matching contributions of up to 2% of eligible compensation of employees electing to contribute via salary deferrals. During the first quarter of fiscal 2009, due to the continued downturn in the Company’s business, it suspended its matching contributions and discretionary contributions to one of the plans. The Company recognized an expense, net of plan forfeitures, with respect to the plans of $0.5 million, $8.2 million and $9.1 million for the fiscal years ended October 31, 2009, 2008 and 2007, respectively.

The Company has an unfunded, non-qualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation, together with certain Company contributions, earns various rates of return depending upon when the compensation was deferred and the length of time that it has been deferred. A portion of the deferred compensation and interest earned may be forfeited by a participant if he or she elects to withdraw the compensation prior to the end of the deferral period. At October 31, 2009 and 2008, the Company had accrued $16.9 million and $14.8 million, respectively, for its obligations under the plan.

In October 2004, the Company established an unfunded defined benefit retirement plan, effective as of September 1, 2004 (“the Executive Plan”) and, effective as of February 1, 2006, it adopted an additional unfunded defined benefit retirement plan for nine other executives (the “Management Plan”). At October 31, 2009, the Executive Plan covered four current or former senior executives and a director of the Company and the Management Plan covered nine current executives. The retirement plans are unfunded and vest when the participant has completed 20 years of service with the Company and reaches normal retirement age (age 62). Unrecognized prior service costs are being amortized over the period from the effective date of the plans until the participants are fully vested. The Executive Plan was amended, effective December 12, 2007, to provide for increased benefits to certain plan participants if the participant continues to be employed by the Company beyond normal retirement age. The Management Plan does not provide for any automatic increase in benefits. The Company used a 5.30%, 7.21% and a 6.01% discount rate in its calculation of the present value of its projected benefit obligations at October 31, 2009, 2008 and 2007, respectively, which represented the approximate long-term investment rate at October 31 of the fiscal year for which the present value was calculated. Information related to the plans is based on actuarial information calculated as of October 31, 2009, 2008 and 2007.

Notes to Consolidated Financial Statements — (Continued)

Information related to the Company’s plans for each of the fiscal years ended October 31, 2009, 2008 and 2007 is as follows (amounts in thousands):

	2009	2008	2007

Plan costs:
Service cost	$132	$210	$330
Interest cost	1,366	1,224	1,014
Amortization of initial benefit obligation	1,076	1,370	1,291
Amortization of unrecognized gains	(1,272)	(640)

	$1,302	$2,164	$2,635

Projected benefit obligation:
Beginning of year	$19,005	$18,170	$18,447
Plan amendments adopted during year		5,091
Service cost	132	210	330
Interest cost	1,366	1,224	1,014
Benefit payments	(125)	(125)	(188)
Change in unrecognized gain	4,783	(5,565)	(1,433)

Projected benefit obligation, end of year	$25,161	$19,005	$18,170

Unamortized prior service cost:
Beginning of year	$6,221	$2,500	$3,791
Plan amendments adopted during year		5,091
Amortization of prior service cost	(1,076)	(1,370)	(1,291)

Unamortized prior service cost, end of year	$5,145	$6,221	$2,500

Accumulated unrecognized gain, October 31	$707	$6,762	$1,837

Accumulated benefit obligation, October 31	$25,161	$19,005	$18,170

Accrued benefit obligation, October 31	$25,161	$19,005	$18,170

At October 31, 2007, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” as codified in ASC 715, “Compensation — Retirement Benefits” (“ASC 715”) and recognized the unamortized prior service cost and accumulated unrecognized gain, net of a tax benefit of $266,000 in stockholders’ equity as accumulated other comprehensive loss in the amount of $397,000.

Based upon the estimated retirement dates of the participants in the plans, the Company would be required to pay the following benefits in each of the next five fiscal years (in thousands): 2010, $125; 2011, $125; 2012, $294; 2013, $1,492; and 2014, $1,756 and, for the five fiscal years ended October 31, 2019, $10,835 in the aggregate.

13.	Accumulated Other Comprehensive Loss and Total Comprehensive Loss

Accumulated other comprehensive loss at October 31, 2009 was $2.6 million and was primarily related to employee retirement plans. Accumulated other comprehensive income at October 31, 2008 was $0.3 million and was related to employee retirement plans.

Notes to Consolidated Financial Statements — (Continued)

The components of total comprehensive loss for the twelve months ended October 31, 2009 and 2008 were as follows (amounts in thousands):

	2009	2008

Net loss per Statements of Operations	$(755,825)	$(297,810)
Changes in pension liability, net of tax (benefit) provision	(2,988)	722
Change in fair value of available-for-sale securities, net of tax provision	26

Total comprehensive loss	$(758,787)	$(297,088)

The Company recognized a tax benefit of $2.0 million in the twelve-month period ended October 31, 2009 and a tax provision of $0.5 million in the twelve-month period ended October 31, 2008 related to the change in pension liability in other comprehensive income.

14.	Legal Proceedings

The Company is involved in various claims and litigation arising principally in the ordinary course of business.

In January 2006, the Company received a request for information pursuant to Section 308 of the Clean Water Act from Region 3 of the U.S. Environmental Protection Agency (“EPA”) concerning storm water discharge practices in connection with its homebuilding projects in the states that comprise EPA Region 3. The Company provided information to the EPA pursuant to the request. The U.S. Department of Justice (“DOJ”) has now assumed responsibility for the oversight of this matter and has alleged that the Company has violated regulatory requirements applicable to storm water discharges and that it may seek injunctive relief and/or civil penalties. The Company is now engaged in settlement discussions with representatives from the DOJ and the EPA.

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

In November 2008, a shareholder derivative action was filed in the Chancery Court of Delaware by Milton Pfeiffer against Robert I. Toll, Zvi Barzilay, Joel H. Rassman, Bruce E. Toll, Paul E. Shapiro, Robert S. Blank, Carl B. Marbach, and Richard J. Braemer. The plaintiff purports to bring his claims on behalf of Toll Brothers, Inc. and alleges that the director and officer defendants breached their fiduciary duties to the Company and its stockholders with respect to the stock sales alleged in the securities class action discussed above, by selling while in possession of material inside information about the Company. The plaintiff seeks contribution and indemnification from the individual director and officer defendants for any liability found against the Company in the securities class action suit. In addition, again purportedly on the Company’s behalf, the plaintiff seeks disgorgement of the defendants’ profits from their stock sales.

On March 4, 2009, a second shareholder derivative action was brought by Oliverio Martinez in the U.S. District Court for the Eastern District of Pennsylvania. This case was brought against the eleven then-current members of the Company’s board of directors and the Company’s Chief Accounting Officer. The complaint alleges breaches of fiduciary duty, waste of corporate assets, and unjust enrichment during the period from February 2005 to November 2006. The complaint further alleges that certain of the defendants sold Company stock during this period while in possession of the allegedly non-public, material information about the role of speculative investors in the Company’s sales and plaintiff seeks disgorgement of profits from these sales. The complaint also asserts a claim for equitable indemnity for costs and expenses incurred by the Company in connection with defending the securities class action discussed above.

Notes to Consolidated Financial Statements — (Continued)

On April 1, 2009, a third shareholder derivative action was filed by William Hall, also in the U.S. District Court for the Eastern District of Pennsylvania, against the eleven then-current members of the Company’s board of directors and the Company’s Chief Accounting Officer. This Complaint is identical to the previous shareholder complaint filed in Philadelphia, PA and on July 14, 2009, the two cases were consolidated.

The Company’s Certificate of Incorporation and Bylaws provide for indemnification of its directors and officers. The Company has also entered into individual indemnification agreements with each of its directors.

On December 9, 2009, the Company was named as a defendant in a purported class action suit filed by a group of homeowners relating to allegedly defective drywall manufactured in China. The complaint also names as defendants other home builders, as well as other parties alleged to be involved in the manufacture, sale, importation, brokerage, distribution, and installation of the drywall. The plaintiffs claim that the drywall, which was installed by independent subcontractors in certain homes built by the Company, caused damage to certain items and building materials in the home, as well as personal injuries. The complaint seeks damages for, among other things, the costs of repairing the home, diminution in value to the home, replacement of certain personal property, and personal injuries. The Company has not yet responded to this suit. See Note 15, “Commitments and Contingencies”, for additional information regarding Chinese-made drywall in our homes.

Due to the high degree of judgment required in determining the amount of potential loss related to the various claims and litigation in which the Company is involved in, including those noted above, and the inherent variability in predicting future settlements and judicial decisions, the Company cannot estimate a range of reasonably possible losses in excess of its accruals for these matters. The Company believes that adequate provision for resolution of all claims and pending litigation has been made for probable losses and the disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations and liquidity or on its financial condition.

15.	Commitments and Contingencies

Generally, the Company’s option and purchase agreements to acquire land parcels do not require the Company to purchase those land parcels, although the Company may, in some cases, forfeit any deposit balance outstanding if and when it terminates an option and purchase agreement. If market conditions are weak, approvals needed to develop the land are uncertain or other factors exist that make the purchase undesirable, the Company may not expect to acquire the land. Whether an option and purchase agreement is legally terminated or not, the Company reviews the amount recorded for the land parcel subject to the option and purchase agreement to determine if the amount is recoverable. While the Company may not have formally terminated the option and purchase agreements for those land parcels that it does not expect to acquire, it has written off any non-refundable deposits and costs previously capitalized to such land parcels in the periods that it determined such costs were not recoverable. At October 31, 2009, the aggregate purchase price of land parcels under option and purchase agreements, excluding parcels under option that the Company does not expect to acquire was approximately $568.5 million (including $138.5 million of land to be acquired from unconsolidated entities in which the Company has investments). Of the $568.5 million aggregate purchase price of land parcels subject to option and purchase agreements that the Company expects to acquire, at October 31, 2009, it had deposited $78.7 million on such parcels, was entitled to receive a credit for prior investments in unconsolidated entities of approximately $36.7 million and, if the Company acquired all of these land parcels, would be required to pay an additional $453.1 million. Of the additional $453.1 million the Company would be required to pay, it had recorded $119.7 million of this amount in accrued expenses at October 31, 2009. The Company has additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since it does not believe that it will complete the purchase of these land parcels and no additional funds will be required from the Company to terminate these contracts.

At October 31, 2009, the Company had investments in and advances to a number of unconsolidated entities, was committed to invest or advance additional funds and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 3, “Investments in and Advances to Unconsolidated Entities,” for more information regarding the Company’s commitments to these entities.

Notes to Consolidated Financial Statements — (Continued)

At October 31, 2009, the Company had outstanding surety bonds amounting to $374.2 million, primarily related to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that $111.3 million of work remains on these improvements. The Company has an additional $81.1 million of surety bonds outstanding that guarantee other obligations of the Company. The Company does not believe it is probable that any outstanding bonds will be drawn upon.

At October 31, 2009, the Company had agreements of sale outstanding to deliver 1,531 homes with an aggregate sales value of $874.8 billion.

The Company’s mortgage subsidiary provides mortgage financing for a portion of the Company’s home closings. For those home buyers to whom the Company’s mortgage subsidiary provides mortgages, it determines whether the home buyer qualifies for the mortgage he or she is seeking based upon information provided by the home buyer and other sources. For those home buyers that qualify, the Company’s mortgage subsidiary provides the home buyer with a mortgage commitment that specifies the terms and conditions of a proposed mortgage loan based upon then-current market conditions. Prior to the actual closing of the home and funding of the mortgage, the home buyer will lock in an interest rate based upon the terms of the commitment. At the time of rate lock, the Company’s mortgage subsidiary agrees to sell the proposed mortgage loan to one of several outside recognized mortgage financing institutions (“investors”), which is willing to honor the terms and conditions, including interest rate, committed to the home buyer. The Company believes that these investors have adequate financial resources to honor their commitments to its mortgage subsidiary. At October 31, 2009, the Company’s mortgage subsidiary was committed to fund $419.2 million of mortgage loans. Of these commitments, $122.2 million are IRLCs. The Company’s mortgage subsidiary has commitments from investors to acquire all $122.2 million of these IRLCs and $41.7 million of its mortgage loans receivable. The Company’s home buyers have not “locked-in” the interest rate on the remaining $297.0 million.

As of October 31, 2009, the Company has confirmed the presence of defective Chinese-made drywall in a small number of its West Florida homes, which were delivered between May 2006 and November 2007. The anticipated cost of the remediation of these homes is included in the amounts that the Company previously accrued. The Company is inspecting homes, gathering information from its drywall subcontractors and suppliers, and continuing to investigate this issue. The Company is currently unable to reasonably estimate its total possible loss or exposure relating to Chinese-made drywall in its homes.

The Company leases certain facilities and equipment under non-cancelable operating leases. Rental expense incurred by the Company amounted to $13.1 million in fiscal 2009, $15.1 million in fiscal 2008 and $16.0 million in fiscal 2007. At October 31, 2009, future minimum rent payments under these operating leases were $14.1 million for fiscal 2010, $10.7 million for fiscal 2011, $7.9 million for fiscal 2012, $6.4 million for fiscal 2013, $5.1 million in fiscal 2014 and $16.9 million thereafter.

16.	Related Party Transactions

The Company formed the Trust in 1998 to take advantage of commercial real estate opportunities. The Trust is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Zvi Barzilay (and members of his family), Joel H. Rassman, Douglas C. Yearley, Jr. and other members of the Company’s current and former senior management; and one-third by an affiliate of PASERS (collectively, the “Shareholders”). At October 31, 2009, the Company’s investment in the Trust was $0.9 million. The Company provides development, finance and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $2.1 million, $2.2 million and $5.9 million in the fiscal years ended October 31, 2009, 2008 and 2007, respectively. The Company believes that the transactions between itself and the Trust were on terms no less favorable than it would have agreed to with unrelated parties.

Notes to Consolidated Financial Statements — (Continued)

17.	Information on Business Segments

The table below summarizes revenue and (loss) income before income taxes for each of the Company’s geographic segments for each of the fiscal years ended October 31, 2009, 2008 and 2007 (amounts in millions):

				(Loss) Income Before
	Revenues			Income Taxes
	2009	2008	2007	2009	2008	2007

North	$585.3	$931.9	$1,084.1	$(103.3)	$0.9	$51.2
Mid-Atlantic	492.7	878.6	1,338.4	(25.0)	(10.9)	206.4
South	288.2	560.6	970.8	(49.4)	(170.0)	(20.4)
West	389.1	777.1	1,241.8	(209.0)	(190.5)	(87.9)
Corporate and other				(109.8)	(96.3)	(78.6)

Total	$1,755.3	$3,148.2	$4,635.1	$(496.5)	$(466.8)	$70.7

Corporate and other is comprised principally of general corporate expenses such as the offices of the Chief Executive Officer and President, the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, offset in part by interest income and income from the Company’s ancillary businesses.

The table below summarizes total assets for each of the Company’s geographic segments at October 31, 2009 and 2008 (amounts in millions):

	2009	2008

North	$1,009.0	$1,244.7
Mid-Atlantic	1,081.9	1,220.3
South	573.1	688.0
West	759.3	1,134.0
Other	2,211.1	2,299.8

Total	$5,634.4	$6,586.8

Other is comprised principally of cash and cash equivalents, marketable U.S. Treasury securities deferred tax assets and the assets of the Company’s manufacturing facilities and mortgage subsidiary.

The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable, and write-downs of investments in unconsolidated entities that it does not believe it will be able to recover (including the Company’s pro-rata share of impairment charges recognized by the unconsolidated entities in which it has an investment) for the twelve-month periods ended October 31, 2009, 2008 and 2007 as shown in the table below; the net carrying value of inventory and investments in unconsolidated entities for each of the Company’s geographic segments at October 31, 2009 and 2008 is also shown (amounts in millions).

Notes to Consolidated Financial Statements — (Continued)

	Net Carrying Value		Impairments
	At October 31,		Twelve Months Ended October 31,
	2009	2008	2009	2008	2007

Inventory:
Land controlled for future communities:
North	$30.2	$33.7	$17.3	$28.1	$4.9
Mid-Atlantic	16.9	24.6	7.8	13.6	4.1
South	8.4	3.7	0.4	42.0	7.9
West	5.1	7.1	3.0	17.8	21.0

	60.6	69.1	28.5	101.5	37.9

Land owned for future communities:
North	224.6	217.9	51.0	12.0	50.3
Mid-Atlantic	390.9	382.2	23.8	67.7	64.1
South	66.6	52.7	1.2	33.5	114.0
West	93.0	166.2	93.5	31.2	175.7

	775.1	819.0	169.5	144.4	404.1

Operating communities:
North	685.6	952.9	77.1	72.3	67.6
Mid-Atlantic	646.2	858.8	28.0	55.1	4.1
South	436.7	560.4	51.2	124.6	29.5
West	579.4	867.3	111.1	147.1	76.3

	2,347.9	3,239.4	267.4	399.1	177.5

Total	$3,183.6	$4,127.5	$465.4	$645.0	$619.5

Investments in and advances to unconsolidated entities:
North	$25.5	$26.8	$6.0	$57.9
South	50.0	48.4		1.5
West	64.2	64.8	5.3	141.3	$59.2
Corporate	13.1	11.8

Total	$152.8	$151.8	$11.3	$200.7	$59.2

Notes to Consolidated Financial Statements — (Continued)

18.	Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for each of the fiscal years ended

October 31, 2009, 2008 and 2007 (amounts in thousands):

	2009	2008	2007

Cash flow information:
Interest paid, net of amount capitalized	$14,672	$12,643	$14,907
Income taxes paid	$144,753	$78,231	$322,844
Income taxes refunded	$105,584
Non-cash activity:
Cost of inventory acquired through seller financing or recorded due to VIE criteria	$6,263	$7,430	$87,218
Cost of inventory acquired under specific performance contracts	$14,889
Cost of other inventory acquired	$431
Reclassification of inventory to property, construction and office equipment		$16,103
Increase in inventory for reclassification of minority interest contribution	$5,283
Contribution of inventory, net of related debt, to unconsolidated entities		$45,000
Reduction in inventory related to debt cancellation	$16,150
Land returned to seller subject to loan payable		$7,750	$8,693
Adoption of FIN 48		$47,460
Contributions to employee retirement plan			$2,764
(Decrease) increase in unrecognized gains in defined benefit plans	$(4,783)	$5,565	$1,433
Defined benefit retirement plan amendment		5,091
Income tax benefit related to exercise of employee stock options	$2,672	$33,307	$2,442
Investment in unconsolidated entities made by letters of credit			$17,828
Reduction of investment in unconsolidated entities due to reduction of letters of credit or accrued liabilities	$20,489	$10,495	$10,883
Reclassification of deferred income from investment in unconsolidated entities to accrued liabilities			$2,109
Reclassification of accrued liabilities to loans payable	$7,800	$2,163
Miscellaneous increases (decreases) to investments in unconsolidated entities	$1,759	$(856)	$608
Stock awards	$27	$26	$7,010
Disposition of ancillary businesses:
Fair value of assets sold			$8,453
Liabilities incurred in disposition			$954
Liabilities assumed by buyer			$1,751
Cash received			$32,299
Deconsolidation of a majority-owned joint venture:
Fair value of assets removed		$92,506
Liabilities removed		$84,513
Minority interest eliminated		$8,014

Notes to Consolidated Financial Statements — (Continued)

19.	Supplemental Guarantor Information

A 100% owned subsidiary of the Company, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), issued $300 million of 6.875% Senior Notes due 2012 on November 22, 2002; $250 million of 5.95% Senior Notes due 2013 on September 3, 2003; $300 million of 4.95% Senior Notes due 2014 on March 16, 2004; $300 million of 5.15% Senior Notes due 2015 on June 2, 2005; $400 million of 8.91% Senior Notes due 2017 on April 13, 2009; and $250 million of 6.75% Senior Notes due 2019 on September 22, 2009. In fiscal 2009, the Subsidiary Issuer redeemed $105.1 million of its 6.875% Senior Notes due 2012 and $94.9 million of its 5.95% Senior Notes due 2013. The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest is guaranteed jointly and severally on a senior basis by the Company and substantially all of the Company’s 100%-owned home building subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional. The Company’s non-home building subsidiaries and several of its home building subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the debt. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such disclosures would not be material to financial investors. Prior to the senior debt issuances, the Subsidiary Issuer did not have any operations.

Supplemental consolidating financial information of Toll Brothers, Inc., the Subsidiary Issuer, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at Toll Brothers, Inc. on a consolidated basis is presented below (amounts in thousands $).

Notes to Consolidated Financial Statements — (Continued)

Consolidating Balance Sheet at October 31, 2009

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents			1,700,351	107,367		1,807,718
Marketable U.S. Treasury securities			101,176			101,176
Inventory			2,951,387	232,179		3,183,566
Property, construction and office equipment, net			69,328	1,113		70,441
Receivables, prepaid expenses and other assets	51	9,436	66,240	22,201	(2,154)	95,774
Mortgage loans receivable				43,432		43,432
Customer deposits held in escrow			16,779	874		17,653
Investments in and advances to unconsolidated entities			112,201	40,643		152,844
Income tax refund recoverable	161,840					161,840
Investments in and advances to unconsolidated entities	2,527,938	1,598,537	(945,308)	(237,029)	(2,944,138)	—

	2,689,829	1,607,973	4,072,154	210,780	(2,946,292)	5,634,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Loans payable			409,264	63,590		472,854
Senior notes		1,587,648				1,587,648
Senior subordinated notes			47,872			47,872
Mortgage company warehouse loan				27,015		27,015
Customer deposits			85,521	3,104		88,625
Accounts payable			78,685	412		79,097
Accrued expenses		20,325	399,807	222,217	(2,128)	640,221
Income taxes payable	176,630			(2,000)		174,630

Total liabilities	176,630	1,607,973	1,021,149	314,338	(2,128)	3,117,962

Minority interest				3,283		3,283
Stockholders’ equity
Common stock	1,647			2,003	(2,003)	1,647
Additional paid-in capital	316,518		4,420	2,734	(7,154)	316,518
Retained earnings	2,197,830		3,049,222	(111,578)	(2,937,644)	2,197,830
Treasury stock, at cost	(159)					(159)
Accumulated other comprehensive loss	(2,637)		(2,637)		2,637	(2,637)

Total stockholders’ equity	2,513,199	—	3,051,005	(106,841)	(2,944,164)	2,513,199

	2,689,829	1,607,973	4,072,154	210,780	(2,946,292)	5,634,444

Notes to Consolidated Financial Statements — (Continued)

Consolidating Balance Sheet at October 31, 2008

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents			1,515,617	117,878		1,633,495
Inventory			3,727,937	399,538		4,127,475
Property, construction and office equipment, net			84,460	2,002		86,462
Receivables, prepaid expenses and other assets	39	3,549	83,932	27,758	(1,516)	113,762
Mortgage loans receivable				49,255		49,255
Customer deposits held in escrow			18,728	185		18,913
Investments in and advances to unconsolidated entities			105,828	45,943		151,771
Deferred tax assets	405,703					405,703
Investments in and advances to consolidated entities	3,036,158	1,160,470	(764,163)	(252,697)	(3,179,768)	—

	3,441,900	1,164,019	4,772,339	389,862	(3,181,284)	6,586,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Loans payable			426,060	187,534		613,594
Senior notes		1,143,445				1,143,445
Senior subordinated notes			343,000			343,000
Mortgage company warehouse loan				37,867		37,867
Customer deposits			110,312	25,279		135,591
Accounts payable			128,971	5,872		134,843
Accrued expenses		20,574	465,791	253,951	(1,720)	738,596
Income taxes payable	204,247			(2,000)		202,247

Total liabilities	204,247	1,164,019	1,474,134	508,503	(1,720)	3,349,183

Stockholders’ equity
Common stock	1,604			2,003	(2,003)	1,604
Additional paid-in capital	282,090		4,420	2,734	(7,154)	282,090
Retained earnings	2,953,655		3,293,460	(123,378)	(3,170,082)	2,953,655
Treasury stock, at cost	(21)					(21)
Accumulated other comprehensive income	325		325		(325)	325

Total stockholders’ equity	3,237,653	—	3,298,205	(118,641)	(3,179,564)	3,237,653

	3,441,900	1,164,019	4,772,339	389,862	(3,181,284)	6,586,836

Notes to Consolidated Financial Statements — (Continued)

Consolidating Statement of Operations for the fiscal year ended October 31, 2009

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues			1,596,491	158,819		1,755,310

Cost of revenues			1,769,069	179,984	2,259	1,951,312
Selling, general and administrative	47	88,534	227,808	25,028	(20,259)	321,158

	47	88,534	1,996,877	205,012	(18,000)	2,272,470

Loss from operations	(47)	(88,534)	(400,386)	(46,193)	18,000	(517,160)
Other:
Loss from unconsolidated entities			(2,218)	(5,300)		(7,518)
Interest and other		100,160	(91,747)	27,776	5,717	41,906
Expenses related to early retirement of debt		(11,626)	(2,067)			(13,693)
Loss from consolidated subsidiaries	(496,418)				496,418	—

Loss before income tax benefit	(496,465)	—	(496,418)	(23,717)	520,135	(496,465)
Income tax provision (benefit)	259,360		(259,329)	(12,389)	271,718	259,360

Net loss	(755,825)	—	(237,089)	(11,328)	248,417	(755,825)

Notes to Consolidated Financial Statements — (Continued)

Consolidating Statement of Operations for the fiscal year ended October 31, 2008

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	—	—	3,088,633	59,533	—	3,148,166

Cost of revenues	—	66,194	3,062,744	56,148	(65,281)	3,119,805
Selling, general and administrative	5	702	430,085	29,174	(30,072)	429,894
Goodwill impairment			3,233			3,233

	5	66,896	3,496,062	85,322	(95,353)	3,552,932

Loss from operations	(5)	(66,896)	(407,429)	(25,789)	95,353	(404,766)
Other:
Loss from unconsolidated entities			(78,784)	(107,609)		(186,393)
Interest and other		66,896	121,242	31,587	(95,353)	124,372
Loss from consolidated subsidiaries	(466,782)		(101,811)		568,593	—

Loss before income taxes	(466,787)	—	(466,782)	(101,811)	568,593	(466,787)
Income tax benefit	(168,977)		(196,816)	(41,100)	237,916	(168,977)

Net loss	(297,810)	—	(269,966)	(60,711)	330,677	(297,810)

Notes to Consolidated Financial Statements — (Continued)

Consolidating Statement of Operations for the fiscal year ended October 31, 2007

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues			4,584,618	50,475		4,635,093

Cost of revenues		66,939	4,031,361	85,618	(67,014)	4,116,904
Selling, general and administrative	30	705	517,392	34,817	(36,215)	516,729
Goodwill impairment			8,973			8,973

	30	67,644	4,557,726	120,435	(103,229)	4,642,606

(Loss) income from operations	(30)	(67,644)	26,892	(69,960)	103,229	(7,513)
Other:
Loss from unconsolidated entities			(40,353)			(40,353)
Interest and other		67,644	81,694	72,437	(103,229)	118,546
Earnings from consolidated subsidiaries	70,710		2,477		(73,187)	—

Income before income taxes	70,680	—	70,710	2,477	(73,187)	70,680
Income tax provision	35,029		14,906	969	(15,875)	35,029

Net income	35,651	—	55,804	1,508	(57,312)	35,651

Notes to Consolidated Financial Statements — (Continued)

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2009

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities:
Net loss	(755,825)		(237,089)	(11,327)	248,416	(755,825)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Inventory impairments			419,311	46,100		465,411
Impairment of investment in unconsolidated entities			6,000	5,300		11,300
(Loss) earnings from unconsolidated entities			1,518	(5,300)		(3,782)
Distributions of earnings from unconsolidated entities			816			816
Depreciation and amortization	28	2,652	20,363	882		23,925
Stock-based compensation	10,987					10,987
Excess tax benefit from stock-based compensation	(24,817)					(24,817)
Deferred tax provision	(52,577)					(52,577)
Deferred tax valuation allowance	458,280					458,280
Expenses related to early retirement of debt		13,001	692			13,693
Changes in operating assets and liabilities:
Decrease in inventory			377,146	112,067		489,213
Origination of mortgage loans				(571,158)		(571,158)
Sale of mortgage loans				577,263		577,263
Decrease (increase) in receivables, prepaid expenses and other assets	508,224	(439,154)	185,744	16,228	(250,997)	20,045
Decrease in customer deposits			(22,842)	(22,864)		(45,706)
Decrease in accounts payable and accrued expenses	(4,979)	(249)	(111,030)	(35,388)	2,581	(149,065)
Increase in income tax refund recoverable	(161,840)					(161,840)
Decrease in current income taxes payable	(22,972)					(22,972)

Net cash provided by (used in) operating activities	(45,491)	(423,750)	640,629	111,803		283,191

Cash flow from investing activities:
Purchase of property and equipment, net			(2,719)	7		(2,712)
Purchase of marketable U.S. Treasury securities			(101,324)			(101,324)
Investments in and advances to unconsolidated entities			(31,342)			(31,342)
Return of investment in unconsolidated entities			3,205			3,205

Net cash (used in) provided by in investing activities			(132,180)	7		(132,173)

Cash flow from financing activities:
Proceeds from loans payable				636,975		636,975
Principal payments of loans payable			(28,587)	(757,296)		(785,883)
Proceeds from issuance of senior notes		635,765				635,765
Redemption of senior and senior subordinated notes		(212,015)	(295,128)			(507,143)
Proceeds from stock-based benefit plans	22,147					22,147
Excess tax benefit from stock-based compensation	24,817					24,817
Purchase of treasury stock	(1,473)					(1,473)
Change in minority interest				(2,000)		(2,000)

Net cash provided by (used in) financing activities	45,491	423,750	(323,715)	(122,321)		23,205

Net increase (decrease) in cash and cash equivalents	—		184,734	(10,511)		174,223
Cash and cash equivalents, beginning of period			1,515,617	117,878		1,633,495

Cash and cash equivalents, end of period	—		1,700,351	107,367		1,807,718

Notes to Consolidated Financial Statements — (Continued)

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2008

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities:
Net loss	(297,810)		(269,966)	(60,711)	330,677	(297,810)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Inventory impairments			634,491	10,500		644,991
Impairment of investment in unconsolidated entities			93,192	107,460		200,652
(Loss) earnings from unconsolidated entities			(14,408)	149		(14,259)
Distributions of earnings from unconsolidated entities			41,937			41,937
Depreciation and amortization		1,831	25,682	820		28,333
Stock-based compensation	23,255					23,255
Excess tax benefit from stock-based compensation	(25,780)					(25,780)
Deferred tax benefit	(259,856)					(259,856)
Deferred tax valuation allowance	24,050					24,050
Goodwill impairment charge			3,233			3,233
Deconsolidation of majority owned joint venture				(31)		(31)
Changes in operating assets and liabilities:
Decrease (increase) in inventory			715,551	(52,782)		662,769
Origination of mortgage loans				(896,365)		(896,365)
Sale of mortgage loans				940,299		940,299
Decrease in contracts receivable			45,472	1,053		46,525
Decrease (increase) in receivables, prepaid expenses and other assets	521,100	(1,086)	(198,897)	31,638	(334,017)	18,738
Decrease in customer deposits			(104,827)	(4,283)		(109,110)
Decrease in accounts payable and accrued expenses	(16,379)	(745)	(138,310)	(42,333)	3,340	(194,427)
Decrease in current income taxes payable	(10,348)					(10,348)

Net cash provided by (used in) operating activities	(41,768)	—	833,150	35,414	—	826,796

Cash flow used in investing activities:
Purchase of property and equipment, net			(7,768)	(390)		(8,158)
Purchase of marketable securities			(1,239,715)	(228,725)		(1,468,440)
Sale of marketable securities			1,234,762	228,725		1,463,487
Investments in and advances to unconsolidated entities			(28,236)	(26,551)		(54,787)
Return of investment in unconsolidated entities			3,268			3,268

Net cash used in in investing activities	—	—	(37,689)	(26,941)	—	(64,630)

Cash flow (used in) provided by financing activities:
Proceeds from loans payable			533	994,300		994,833
Principal payments of loans payable			(57,268)	(1,001,344)		(1,058,612)
Redemption of senior subordinated notes			(7,000)			(7,000)
Proceeds from stock-based benefit plans	17,982					17,982
Excess tax benefit from stock-based compensation	25,780					25,780
Purchase of treasury stock	(1,994)					(1,994)
Change in minority interest				3		3

Net cash (used in) provided by financing activities	41,768	—	(63,735)	(7,041)	—	(29,008)

Net increase in cash and cash equivalents	—	—	731,726	1,432	—	733,158
Cash and cash equivalents, beginning of period			783,891	116,446		900,337

Cash and cash equivalents, end of period	—	—	1,515,617	117,878	—	1,633,495

Notes to Consolidated Financial Statements — (Continued)

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2007

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities:
Net income	35,651		55,804	1,508	(57,312)	35,651
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Inventory impairments			579,816	39,700		619,516
Impairment of investments in unconsolidated entities			59,242			59,242
Loss from unconsolidated entities			(18,889)			(18,889)
Distributions of earnings from unconsolidated entities			23,545			23,545
Depreciation and amortization		1,139	28,376	434		29,949
Amortization of initial benefit obligation			1,291			1,291
Stock-based compensation	27,463					27,463
Excess tax benefit from stock-based compensation	(15,915)					(15,915)
Deferred tax benefit	(289,203)					(289,203)
Gain on sales of businesses				(24,643)		(24,643)
Goodwill impairment			8,973			8,973
Changes in operating assets and liabilities:
(Increase) decrease in inventory			34,190	(52,464)		(18,274)
Origination of mortgage loans				(1,412,629)		(1,412,629)
Sale of mortgage loans				1,449,766		1,449,766
Decrease in contracts receivable			41,558	82,028		123,586
Decrease (increase) in receivables, prepaid expenses and other assets	193,524	(1,139)	(221,401)	(25,522)	64,467	9,929
Decrease in customer deposits			(82,116)	(2,567)		(84,683)
(Decrease) increase in accounts payable and accrued expenses	10,667		(231,464)	32,358	(7,155)	(195,594)
Increase (decrease) in current income taxes payable	1,441			(53)		1,388

Net cash provided by (used in) operating activities	(36,372)	—	278,925	87,916	—	330,469

Cash flow from investing activities:
Purchase of property and equipment, net			(14,348)	(627)		(14,975)
Proceeds from sale of business				32,299		32,299
Purchase of marketable securities			(5,143,195)	(626,610)		(5,769,805)
Sale of marketable securities			5,143,195	626,610		5,769,805
Investments in unconsolidated entities			(34,530)			(34,530)
Distributions from unconsolidated entities			42,790			42,790

Net cash provided by (used in) in investing activities	—	—	(6,088)	31,672	—	25,584

Cash flow from financing activities:
Proceeds from loans payable			33,354	1,474,511		1,507,865
Principal payments of loans payable			(104,765)	(1,528,020)		(1,632,785)
Proceeds from stock-based benefit plans	20,475					20,475
Proceeds from restricted stock award	1,800					1,800
Excess tax benefit from stock-based compensation	15,915					15,915
Purchase of treasury stock	(1,818)					(1,818)
Change in minority interest				308		308

Net cash (used in) provided by financing activities	36,372	—	(71,411)	(53,201)	—	(88,240)

Net increase in cash and cash equivalents	—	—	201,426	66,387	—	267,813
Cash and cash equivalents, beginning of period			582,465	50,059		632,524

Cash and cash equivalents, end of period	—	—	783,891	116,446	—	900,337

Summary Consolidated Quarterly Financial Data (Unaudited)

	Three Months Ended,
	October 31	July 31	April 30	January 31
	(Amounts in thousands, except per share data)

Fiscal 2009
Revenue	$486,585	$461,375	$398,327	$409,023
Gross loss	$(19,439)	$(50,173)	$(49,433)	$(76,957)
Loss before income taxes	$(106,736)	$(111,264)	$(121,904)	$(156,561)
Net loss	$(111,434)	$(472,331)	$(83,165)	$(88,895)
Loss per share(1)
Basic	$(0.68)	$(2.93)	$(0.52)	$(0.55)
Diluted	$(0.68)	$(2.93)	$(0.52)	$(0.55)
Weighted-average number of shares
Basic	163,117	161,245	161,134	160,700
Diluted(2)	163,117	161,245	161,134	160,700

Fiscal 2008
Revenue	$691,129	$796,711	$817,997	$842,329
Gross profit (loss)	$20,725	$57,785	$(24,429)	$(25,720)
Loss before income taxes	$(106,026)	$(54,795)	$(154,011)	$(151,955)
Net loss	$(78,821)	$(29,295)	$(93,737)	$(95,957)
Loss per share(1)
Basic	$(0.49)	$(0.18)	$(0.59)	$(0.61)
Diluted	$(0.49)	$(0.18)	$(0.59)	$(0.61)
Weighted-average number of shares
Basic	159,725	158,761	158,621	157,813
Diluted(2)	159,725	158,761	158,621	157,813

(1)	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

(2)	For each quarter in fiscal 2009 and fiscal 2008, there were no incremental shares attributed to outstanding options to purchase common stock because the Company reported a net loss for each period, and any incremental shares would be anti-dilutive.