Form 10-Q
period 2010-01-31
TOLL BROTHERS INC
filed 2010-03-10
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010
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

At March 1, 2010, there were approximately 165,315,000 shares of Common Stock, $.01 par value, outstanding.

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

Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. These risks and uncertainties include: local, regional, national and international economic conditions, including the current economic turmoil and uncertainties in the U.S. and global credit and financial markets; demand for homes; domestic and international political events; uncertainties created by terrorist attacks; effects of governmental regulation, including effects from the Emergency Economic Stabilization Act, the American Recovery and Reinvestment Act, and any pending or new stimulus legislation and programs; the competitive environment in which we operate; changes in consumer confidence; volatility and fluctuations in interest rates; unemployment rates; changes in home prices, foreclosure rates and sales activity in the markets where we build homes; the availability and cost of land for future growth; excess inventory and adverse market conditions that could result in substantial inventory write-downs or write-downs associated with investments in unconsolidated entities; the ability to recover our deferred tax assets; the availability of capital; uncertainties, fluctuations and volatility in the capital and securities markets; liquidity in the credit markets; changes in tax laws and their interpretation; the outcome of various legal proceedings; the availability of adequate insurance at reasonable cost; the impact of construction defect, product liability and home warranty claims, including the adequacy of self-insurance accruals, the applicability and sufficiency of our insurance coverage, and the insurance coverage and ability to pay of other responsible parties relating to such claims; the ability of customers to obtain adequate and affordable financing for the purchase of homes; the ability of home buyers to sell their existing homes; the ability of the participants in various joint ventures to honor their commitments; the availability and cost of labor and building and construction materials; the cost of oil, gas and other raw materials; construction delays; and weather conditions.

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

Additional information concerning potential factors that we believe could cause our actual results to differ materially from expected and historical results is included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires. Reference herein to “fiscal 2010,” “fiscal 2009,” and “fiscal 2008” refer to our fiscal year ending October 31, 2010, and our fiscal years ended October 31, 2009, and October 31, 2008, respectively.

Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. On February 24, 2010, we issued a press release and held a conference call to review the results of operations for the three-month period ended January 31, 2010 and to discuss the current state of our business. The information contained in this report is the same information given in the press release and on the conference call on February 24, 2010, and we are not reconfirming or updating that information in this Form 10-Q.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TOLL BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	January 31,	October 31,
	2010	2009
	(Unaudited)

ASSETS
Cash and cash equivalents	$1,567,970	$1,807,718
Marketable U.S. Treasury securities	186,520	101,176
Inventory	3,223,866	3,183,566
Property, construction and office equipment, net	66,634	70,441
Receivables, prepaid expenses and other assets	91,607	95,774
Mortgage loans receivable	31,647	43,432
Customer deposits held in escrow	15,034	17,653
Investments in and advances to unconsolidated entities	154,334	152,844
Income tax refund recoverable	182,277	161,840

	$5,519,889	$5,634,444

LIABILITIES AND EQUITY
Liabilities:
Loans payable	$468,215	$472,854
Senior notes	1,588,132	1,587,648
Senior subordinated notes		47,872
Mortgage company warehouse loan	15,485	27,015
Customer deposits	82,240	88,625
Accounts payable	77,872	79,097
Accrued expenses	626,227	640,221
Income taxes payable	175,843	174,630

Total liabilities	3,034,014	3,117,962

Equity:
Stockholders’ equity:
Preferred stock, none issued
Common stock, 165,325 and 164,732 shares issued at January 31, 2010 and October 31, 2009, respectively	1,653	1,647
Additional paid-in capital	326,936	316,518
Retained earnings	2,157,076	2,197,830
Treasury stock, at cost — 6 and 7 shares at January 31, 2010 and October 31, 2009, respectively	(111)	(159)
Accumulated other comprehensive loss	(2,962)	(2,637)

Total stockholders’ equity	2,482,592	2,513,199
Noncontrolling interest	3,283	3,283

Total equity	2,485,875	2,516,482

	$5,519,889	$5,634,444

See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Three Months Ended January 31,
	2010	2009
	(Unaudited)

Revenues	$326,698	$409,023

Cost of revenues	317,768	485,980
Selling, general and administrative	67,273	84,951
Interest expense	7,257	812

	392,298	571,743

Loss from operations	(65,600)	(162,720)
Other:
Income (loss) from unconsolidated entities	366	(5,097)
Interest and other	8,480	11,256

Loss before income taxes	(56,754)	(156,561)
Income tax benefit	(16,000)	(67,666)

Net loss	$(40,754)	$(88,895)

Net loss per share:
Basic	$(0.25)	$(0.55)

Diluted	$(0.25)	$(0.55)

Weighted average number of shares:
Basic	165,237	160,700
Diluted	165,237	160,700

See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended January 31,
	2010	2009
	(Unaudited)

Cash flow used in operating activities:
Net loss	$(40,754)	$(88,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,486	5,854
Stock-based compensation	4,944	5,907
Excess tax benefits from stock-based compensation	(2,694)	(2,638)
Impairment of investments in unconsolidated entities		6,000
Income from unconsolidated entities	(366)	(903)
Distributions of earnings from unconsolidated entities		657
Deferred tax benefit		(44,415)
Inventory impairments	33,381	150,616
Debt redemption expense	34
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(52,262)	50,029
Origination of mortgage loans	(123,682)	(107,531)
Sale of mortgage loans	135,359	103,060
Increase in income tax refund recoverable	(20,437)
Decrease in receivables, prepaid expenses and other assets	3,452	6,064
Decrease in customer deposits	(3,766)	(19,900)
Decrease in accounts payable and accrued expenses	(14,409)	(69,880)
Increase (decrease) in current income taxes payable	4,256	(52,539)

Net cash used in operating activities	(72,458)	(58,514)

Cash flow used in investing activities:
Purchases of property and equipment	(276)	(2,483)
Purchases of marketable U.S. Treasury securities	(85,450)
Investments in and advances to unconsolidated entities	(4,952)	(6,971)
Return of investments from unconsolidated entities	700	1,443

Net cash used in investing activities	(89,978)	(8,011)

Cash flow used in financing activities:
Proceeds from loans payable	178,437	129,301
Principal payments of loans payable	(213,273)	(168,984)
Redemption of senior subordinated notes	(47,872)
Proceeds from stock-based benefit plans	2,844	3,966
Excess tax benefits from stock-based compensation	2,694	2,638
Purchases of treasury stock	(142)	(367)

Net cash used in financing activities	(77,312)	(33,446)

Net decrease in cash and cash equivalents	(239,748)	(99,971)
Cash and cash equivalents, beginning of period	1,807,718	1,633,495

Cash and cash equivalents, end of period	$1,567,970	$1,533,524

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2009 balance sheet amounts and disclosures included herein have been derived from the Company’s October 31, 2009 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, the Company suggests that they be read in conjunction with the consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended October 31, 2009. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of January 31, 2010, the results of its operations for the three-month periods ended January 31, 2010 and 2009, and its cash flows for the three-month periods ended January 31, 2010 and 2009. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

Inventory

Inventory is stated at cost unless an impairment exists, in which case it is written down to fair value in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment” (“ASC 360”). In addition to direct land acquisition costs, land development costs and home construction costs, costs also include interest, real estate taxes and direct overhead related to development and construction, which are capitalized to inventory during the period beginning with the commencement of development and ending with the completion of construction. For those communities that have been temporarily closed, no additional interest is allocated to a community’s inventory until it re-opens. While the community remains closed, carrying costs such as real estate taxes are expensed as incurred. Once a parcel of land has been approved for development and the Company opens one of its typical communities, it may take four to five years to fully develop, sell and deliver all the homes in such community. Longer or shorter time periods are possible depending on the number of home sites in a community and the sales and delivery pace of the homes in a community. The Company’s master planned communities, consisting of several smaller communities, may take up to ten years or more to complete. Because of the downturn in the Company’s business, the aforementioned estimated community lives will likely be significantly longer. Because the Company’s inventory is considered a long-lived asset under GAAP, it is required, under ASC 360, to regularly review the carrying value of each community and write down the value of those communities for which it believes the values are not recoverable.

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

Variable Interest Entities:  The Company has a significant number of land purchase contracts and several investments in unconsolidated entities which it evaluates in accordance with ASC 810, “Consolidation” (“ASC 810”). Pursuant to ASC 810, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a variable interest entity (“VIE”) is considered to be the primary beneficiary and must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. For land purchase contracts with sellers meeting the definition of a VIE, the Company performs a review to determine which party is the primary beneficiary of the VIE. This review requires substantial judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the entity’s expected profits and losses and the cash flows associated with changes in the fair value of the land under contract.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” as codified in ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 provides guidance for using fair value to measure assets and liabilities. ASC 820 also responds to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The Company adopted ASC 820 with respect to financial instruments effective for its fiscal year beginning November 1, 2008. See Note 10, “Fair Value Disclosures” for information concerning the adoption of ASC 820. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 (“FSP 157-2”) (codified in ASC 820) which delayed the effective date of ASC 820 for all nonfinancial assets and

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 applies to, but is not limited to, long-lived assets (asset groups) measured at fair value for an impairment assessment (i.e., inventory impairment assessments). FSP 157-2 deferred the effective date of ASC 820 for nonfinancial assets and nonfinancial liabilities for the Company to November 1, 2009. The adoption of ASC 820 related to nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment to ARB No. 51” as codified in ASC 810, “Consolidation” (“ASC 810”). Under the provisions of ASC 810, a noncontrolling interest in a subsidiary, or minority interest, must be classified as equity and the amount of consolidated net income (loss) specifically attributable to the minority interest must be clearly identified in the consolidated statement of operations. ASC 810 also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling interest retained in a deconsolidation. ASC 810 was effective for the Company’s fiscal year beginning November 1, 2009. The adoption of ASC 810 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” as codified in ASC 260, “Earnings per Share” (“ASC 260”). Under ASC 260, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. ASC 260 was effective for the Company’s fiscal year beginning November 1, 2009. The adoption of ASC 260 did not have a material impact on the Company’s reported earnings per share.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 has not yet been codified. SFAS 167 eliminates FASB Interpretation No. 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009. Earlier application is prohibited. SFAS 167 will be effective for the Company’s fiscal year beginning November 1, 2010. The Company is currently assessing the impact, if any, of SFAS 167 on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-5, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value,” (“ASU 2009-5”), which amends ASC 820 to provide additional guidance to clarify the measurement of liabilities at fair value in the absence of observable market information. The Company adopted ASU 2009-5 as of November 1, 2009. The adoption of ASU 2009-5 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Noncontrolling Interest

The Company has a 67% interest in an entity that is developing land. The financial statements of this entity are consolidated in the Company’s consolidated financial statements. All costs incurred by this entity are capitalized to its inventory.

Reclassification

In accordance with ASC 810, the Company has reclassified the minority interest in a consolidated entity to stockholders’ equity.

Certain other prior period amounts have been reclassified to conform to the fiscal 2010 presentation.

2.	Inventory

Inventory at January 31, 2010 and October 31, 2009 consisted of the following (amounts in thousands):

	January 31,	October 31,
	2010	2009

Land controlled for future communities	$51,786	$60,611
Land owned for future communities	876,635	775,083
Operating communities	2,295,445	2,347,872

	$3,223,866	$3,183,566

Operating communities include communities offering homes for sale, communities that have sold all available home sites but have not completed delivery of the homes, communities that were previously offering homes for sale but are temporarily closed due to business conditions or non-availability of improved home sites and are expected to reopen within twelve months of the end of the fiscal year being reported on, and communities preparing to open for sale. Communities that were previously offering homes for sale but are temporarily closed due to business conditions that do not have any remaining backlog and are not expected to reopen within twelve months of the end of the fiscal period being reported on have been classified as land owned for future communities. At January 31, 2010 and October 31, 2009, the Company included $99.8 million (17 communities) and $91.5 million (16 communities), respectively, of inventory related to temporarily closed communities in operating communities and $144.5 million (31 communities) and $75.9 million (16 communities), respectively, of inventory related to temporarily closed communities, in land owned for future communities.

Included in operating communities is: the cost of homes under construction, land and land development costs, the carrying cost of home sites in current and future phases of these communities and the carrying cost of model homes.

The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable in the three-month periods ended January 31, 2010 and 2009 as shown in the table below (amounts in thousands).

	Three Months Ended
	January 31,
	2010	2009

Land controlled for future communities	$1,631	$7,316
Land owned for future communities	9,000	35,000
Operating communities	22,750	108,300

	$33,381	$150,616

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company reviews the profitability of each of its operating communities during each fiscal quarter. For those communities operating below certain profitability thresholds, or where other negative factors, such as a decline in market or economic conditions in the market where the community is located, high cancellation rates or a significant increase in speculative inventory in the community or in the market in general, exist, the Company determines the estimated fair value of those communities and whether the estimated fair value exceeds their carrying value in accordance with ASC 360. The table below provides, for the periods indicated, the number of operating communities that the Company tested for potential impairment, the number of operating communities for which the Company recognized impairment charges and the amount of impairment charges recognized, and, as of the end of the period indicated, the fair value of those communities, net of impairment charges ($ amounts in millions).

		Impaired Communities
			Fair Value of
			Communities
	Number of		Net of
	Communities	Number of	Impairment	Impairment
	Tested	Communities	Charges	Charges

Three months ended:
Fiscal 2010:
January 31	260	14	$60.5	$22.8

Fiscal 2009:
January 31	289	41	$216.2	$108.3
April 30	288	36	$181.8	67.4
July 31	288	14	$67.7	46.8
October 31	254	21	$116.4	44.9

				$267.4

At January 31, 2010, the Company evaluated its land purchase contracts to determine if any of the selling entities were variable interest entities (“VIEs”) and, if they were, whether the Company was the primary beneficiary of any of them. Under these land purchase contracts, the Company does not possess legal title to the land and its risk is generally limited to deposits paid to the sellers; the creditors of the sellers generally have no recourse against the Company. At January 31, 2010, the Company determined that it was the primary beneficiary of one VIE related to a land purchase contract and recorded $11.7 million of inventory and $6.1 million of accrued expenses. In addition, as of January 31, 2010, the Company determined that it was not the primary beneficiary of 19 VIEs related to land purchase contracts with an aggregate purchase price of $210.4 million, on which it had made aggregate deposits totaling $6.7 million.

The Company capitalizes certain interest costs to qualified inventory during the development and construction period of its communities in accordance with ASC 835-20, “Capitalization of Interest Costs” (“ASC 835-20”). Capitalized interest is charged to cost of revenues when the related inventory is delivered. Interest incurred on homebuilding indebtedness in excess of qualified inventory, as defined in ASC 835-20, is charged to the statement of operations in the period incurred. In the three-month periods ended January 31, 2010 and 2009, the Company expensed interest of $6.8 million and $0.8 million, respectively, directly to the statement of operations. During the three-month period ended July 31, 2009, the Company reviewed the methodology it applied in identifying qualified inventory used in the calculation of capitalized interest, and determined that the amount of qualified inventory was higher than the Company had previously identified and that the interest previously expensed directly to the statement of operations in the three-month period ended January 31, 2009 should have been capitalized. As a result of that review, the Company reversed and capitalized previously expensed interest in the three-month period ended

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

July 31, 2009. Interest incurred, capitalized and expensed for the three-month periods ended January 31, 2010 and 2009, was as follows (amounts in thousands):

	Three Months Ended January 31,
	2010	2009

Interest capitalized, beginning of period	$259,818	$238,832
Interest incurred	29,689	28,285
Interest expensed to cost of revenues	(17,253)	(15,224)
Interest expensed directly	(7,257)	(812)
Write-off against other income	(104)	(112)

Interest capitalized, end of period	$264,893	$250,969

Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. The amounts included in the table directly above reflect the gross amount of capitalized interest without allocation of any impairment charges recognized. The Company estimates that, had inventory impairment charges been allocated on a pro rata basis to the individual components of inventory, capitalized interest at January 31, 2010 and 2009 would have been reduced by approximately $58.7 million and $48.5 million, respectively.

3.	Investments in and Advances to Unconsolidated Entities

Development Joint Ventures

The Company has investments in, and advances to, a number of joint ventures with unrelated parties to develop land (“Development Joint Ventures”). Some of these Development Joint Ventures develop land for the sole use of the venture participants, including the Company, and others develop land for sale to the joint venture participants and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites by Development Joint Ventures to other builders. With regard to home sites the Company purchases from the Development Joint Ventures, the Company reduces its cost basis in those home sites by its share of the earnings on the home sites. At January 31, 2010, the Company had approximately $64.7 million, net of impairment charges, invested in or advanced to Development Joint Ventures. In addition, the Company has a funding commitment of $3.5 million to one Development Joint Venture, should an additional investment in that venture be required.

As of January 31, 2010, the Company had recognized cumulative impairment charges in connection with its current Development Joint Ventures of $178.9 million. These impairment charges are attributable to investments in certain Development Joint Ventures that the Company did not believe were fully recoverable. The Company did not recognize impairment charges in connection with its Development Joint Ventures during the three-month periods ended January 31, 2010 and 2009.

At January 31, 2010, the Development Joint Ventures had aggregate loan commitments of $1.07 billion and had approximately $1.07 billion borrowed against these commitments. With respect to loans obtained by some of the Development Joint Ventures, the Company executed completion guarantees and conditional repayment guarantees. The obligations under such completion guarantees and conditional repayment guarantees are several and not joint, and are limited to the Company’s pro-rata share of the loan obligations of each such respective Development Joint Venture.

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

The Company estimates that, at January 31, 2010, the maximum liability, if any, under such completion guarantees and conditional repayment guarantees, including such completion guarantees and conditional repayment guarantees which are the subject of the litigation matters described above (net of amounts that the Company has accrued), is approximately $50.3 million.

Planned Community Joint Ventures

The Company is a participant in a joint venture with an unrelated party to develop a single master planned community (the “Planned Community Joint Venture”). At January 31, 2010, the Company had an investment of $50.4 million in this Planned Community Joint Venture. At January 31, 2010, each participant had agreed to contribute additional funds up to $10.5 million if required. If a participant fails to make a required capital contribution, the other participant may make the additional contribution and diminish the non-contributing participant’s ownership interest.

Condominium Joint Ventures

At January 31, 2010, the Company had an aggregate of $26.1 million of investments in four joint ventures with unrelated parties to develop luxury condominium projects, including for-sale residential units and commercial space (“Condominium Joint Ventures”). At January 31, 2010, the Condominium Joint Ventures had aggregate loan commitments of $298.8 million, against which approximately $249.9 million had been borrowed. At January 31, 2010, the Company had guaranteed $13.0 million of the loans and other liabilities of these Condominium Joint Ventures.

As of January 31, 2010, the Company had recognized cumulative impairment charges against its investments in the Condominium Joint Ventures, and its pro-rata share of impairment charges recognized by these Condominium Joint Ventures, in the aggregate amount of $63.9 million. At January 31, 2010, the Company did not have any commitments to make contributions to any Condominium Joint Venture in excess of those that the Company already has accrued.

Trust and Trust II

In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust II (“Trust II”) to be in a position to take advantage of commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by an affiliate of PASERS. At January 31, 2010, the Company had an investment of $12.0 million in Trust II. Prior to the formation of Trust II, the Company used Toll Brothers Realty Trust (the “Trust”) to invest in commercial real estate opportunities. The Trust is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Zvi Barzilay (and members of his family), Joel H. Rassman, Douglas C. Yearley, Jr. and a former member of the Company’s senior management; and one-third by an affiliate of PASERS (collectively, the “Shareholders”). At January 31, 2010, the Company’s investment in the Trust was $1.1 million. The Company provides development, finance and management services to the Trust and recognized fees under the terms of various agreements in the amount of $0.5 million and $0.6 million in three-month periods ended January 31, 2010 and 2009, respectively. The Company believes that the transactions between itself and the Trust were on terms no less favorable than it would have agreed to with unrelated parties.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General

At January 31, 2010, the Company had $103.7 million accrued for its exposure with respect to Development Joint Ventures, the Planned Community Joint Venture, Condominium Joint Ventures and Trust II. The Company’s investments in these entities are accounted for using the equity method. The Company recognized $6.0 million of impairment charges related to its investments in and advances to unconsolidated entities in the three-month period ended January 31, 2009. The Company did not recognize any impairment charges related to its investments in and advances to unconsolidated entities in the three-month period ended January 31, 2010. Impairment charges related to these entities are included in “Loss from unconsolidated entities” in the Company’s Consolidated Statements of Operations.

4.	Accrued Expenses

Accrued expenses at January 31, 2010 and October 31, 2009 consisted of the following (amounts in thousands):

	January 31,	October 31,
	2010	2009

Land, land development and construction	$130,424	$132,890
Compensation and employee benefits	86,695	90,828
Insurance and litigation	161,987	165,343
Commitments to unconsolidated entities	103,688	107,490
Warranty	53,359	53,937
Interest	33,611	27,445
Other	56,463	62,288

	$626,227	$640,221

The Company accrues for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Costs are accrued based upon historical experience. Changes in the warranty accrual for the three-month periods ended January 31, 2010 and 2009 were as follows (amounts in thousands):

	Three Months Ended
	January 31,
	2010	2009

Balance, beginning of period	$53,937	$57,292
Additions — homes closed during the period	2,076	2,106
Additions — adjustments to accruals for homes closed in prior periods	453	1,474
Charges incurred	(3,107)	(4,112)

Balance, end of period	$53,359	$56,760

5.	Senior Subordinated Notes

On December 1, 2009, the Company redeemed the remaining $47.9 million outstanding principal amount of its Toll Corp. 8.25% Senior Subordinated Notes due December 2011 at a cash redemption price of 100.0% of the principal amount plus accrued and unpaid interest on December 1, 2009.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Income Taxes

A reconciliation of the Company’s effective tax rate from the federal statutory rate for the three-month periods ended January 31, 2010 and 2009 is as follows ($ amounts in thousands):

	Three Months Ended January 31,
	2010		2009
	$	%	$	%

Federal tax benefit at statutory rate	(19,864)	(35.0)	(54,797)	(35.0)
State taxes net of federal benefit	(1,844)	(3.3)	(6,309)	(4.0)
Reversal of tax provisions due to expiration of statutes and settlements			(15,000)	(9.6)
Accrued interest on anticipated tax assessments	2,438	4.3	4,268	2.7
Valuation allowance — new	14,840	26.1	3,002	1.9
Valuation allowance — reversing	(11,407)	(20.1)
Other	(163)	(0.2)	1,170	0.8

Tax benefit	(16,000)	(28.2)	(67,666)	(43.2)

A reconciliation of the change in the gross unrecognized tax benefits for three-month periods ended January 31, 2010 and 2009 is as follows (amounts in thousands):

	Three Months Ended
	January 31,
	2010	2009

Balance, beginning of period	$171,366	$320,679
Increase in benefit as a result of tax positions taken in prior years	2,750	7,000
Increase in benefit as a result of tax positions taken in current year	1,000	2,000
Decrease in benefit as a result of settlements		(18,929)
Decrease in benefit as a result of lapse of statute of limitation		(25,000)

Balance, end of period	$175,116	$285,750

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

During the three-month periods ended January 31, 2010 and 2009, the Company recognized in its tax benefit, before reduction for applicable taxes, potential interest and penalties of approximately $2.8 million and $7.0 million, respectively. At January 31, 2010 and October 31, 2009, the Company had accrued potential interest and penalties, before reduction of applicable taxes, of $42.6 million and $39.8 million, respectively. These amounts were included in “Income taxes payable” on the Company’s Consolidated Balance Sheets.

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

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded significant deferred tax assets in fiscal 2007, fiscal 2008 and fiscal 2009. These deferred tax assets were generated primarily by inventory impairments and impairments of investments in and advances to unconsolidated entities. The Company has assessed whether a valuation allowance should be established based on its determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company believes that the continued downturn in the housing market, the uncertainty as to its length and magnitude and the Company’s continued recognition of impairment charges, are significant evidence of the need for a valuation allowance against its net deferred tax assets. At January 31, 2010 and October 31, 2009, the Company had recorded valuation allowances against all of its net deferred tax assets.

For federal income tax purposes, the Company expects to carry back tax losses incurred in fiscal 2009 against $462 million of taxable income it reported in fiscal 2007 and receive a tax refund related to such carry back of $161.8 million in fiscal 2010. The tax losses generated in fiscal 2009 will be primarily from the recognition for tax purposes of previously recognized book impairments and the recognition of stock option expenses not recognized for book purposes.

The Company is allowed to carry forward tax losses for 20 years and apply such tax losses to future taxable income to realize federal deferred tax assets. As of January 31, 2010, the Company estimated that it did not have any federal tax losses to carry forward. In addition, the Company will be able to reverse its previously recognized valuation allowances during any future period for which it reports book income before income taxes. The Company will continue to review its deferred tax assets in accordance with GAAP.

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was signed into law. The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in a tax year ending after December 31, 2007 and beginning before January 1, 2010 to be carried back for up to five years (such losses were previously limited to a two-year carryback). This change allows the Company to carry back fiscal 2010 tax losses, if any, to prior years and receive refunds of previously paid federal income taxes. The Company has approximately $1.5 billion of taxable income from fiscal 2005 and fiscal 2006 against which tax losses that the Company recognizes in fiscal 2010 may be carried back. The Company has reflected $20.4 million of potential benefit of the extended carryback under the Act in its January 31, 2010 consolidated balance sheet and statement of operations for the three-month period ended January 31, 2010.

For state tax purposes, due to past and projected losses in certain jurisdictions where the Company does not have carryback potential and/or cannot sufficiently forecast future taxable income, the Company has recognized cumulative valuation allowances of $51.6 million as of January 31, 2010 against its state deferred tax assets. In the three-month periods ended January 31, 2010 and 2009, the Company recognized valuation allowances against its state deferred tax assets of $6.6 million and $4.6 million, respectively. Future valuation allowances in these jurisdictions may continue to be recognized if the Company believes it will not generate sufficient future taxable income to utilize any future state deferred tax assets.

7.	Accumulated Other Comprehensive Loss and Total Comprehensive Loss

Accumulated other comprehensive loss at January 31, 2010 and October 31, 2009 was $3.0 million and $2.6 million, respectively, and was primarily related to employee retirement plans.

The components of other comprehensive loss in the three-month periods ended January 31, 2010 and 2009 were as follows (amounts in thousands):

	Three Months Ended January 31,
	2010	2009

Net loss per Statements of Operations	$(40,754)	$(88,895)
Changes in pension liability, net of tax benefit	(466)	(30)
Change in fair value of available-for-sale securities, net of tax provision	141

Total comprehensive loss	$(41,079)	$(88,925)

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized a tax benefit of $123,000 and $29,000 in the three-month periods ended January 31, 2010 and 2009, respectively, related to the changes in pension liability and in fair value of available-for-sale securities, in total comprehensive loss.

8.	Employee Retirement Plan

The Company has two unfunded supplemental retirement plans for certain employees. During the three-month period ended January 31, 2010, two additional employees were added to the plans and one eligible employee’s benefits were increased. As a result of these changes, the projected benefit obligations and unamortized past service costs of the plans each increased by $1.1 million.

For the three-month periods ended January 31, 2010 and 2009, the Company recognized costs and made payments related to its supplemental retirement plans as follows (amounts in thousands):

	Three Months Ended
	January 31,
	2010	2009

Service cost	$61	$33
Interest cost	347	342
Amortization of prior service obligation	307	269
Amortization of unrecognized gains		(318)

	$715	$326

Benefits paid	$34	$34

9.	Stock-Based Benefit Plans

The fair value of each option award is estimated on the date of grant using a lattice-based option valuation model that uses assumptions noted in the following table. The lattice-based option valuation model incorporates ranges of assumptions for inputs, which are disclosed in the table below. Expected volatilities were based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The expected lives of options granted were derived from the historical exercise patterns and anticipated future patterns and represent the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behaviors. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average assumptions and the fair value used for stock option grants for the three-month periods ended January 31, 2010 and 2009 were as follows:

	2010	2009

Expected volatility	46.74% - 51.41%	46.74% - 50.36%
Weighted-average volatility	49.51	48.06%
Risk-free interest rate	2.15% - 3.47%	1.24% - 1.90%
Expected life (years)	4.44 - 8.69	4.29 - 8.52
Dividends	none	none
Weighted-average grant date fair value per share of options granted	7.63	$8.60

In the three-month period ended January 31, 2010, the Company recognized $4.9 million of stock compensation expense and $2.0 million of income tax benefit related to stock option grants. In the three-month period ended

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 31, 2009, the Company recognized $5.6 million of stock compensation expense and $2.3 million of income tax benefit related to stock option grants.

The Company expects to recognize approximately $9.1 million of stock compensation expense and $3.7 million of income tax benefit in fiscal 2010 related to stock option grants. The Company recognized $10.6 million of stock compensation expense and $4.2 million of income tax benefit in fiscal 2009 related to stock option grants.

In the three-month period ended January 31, 2010, the Company issued restricted stock units (“RSUs”) relating to 19,663 shares of the Company’s common stock to seven employees. These RSUs will vest in annual installments over a four-year period. The value of the RSUs were determined to be equal to the number of shares of the Company’s common stock to be issued pursuant to the RSUs, multiplied by $18.38, the closing price of the Company’s common stock on the NYSE on December 21, 2009, the date the RSUs were awarded.

On December 7, 2009, the Executive Compensation Committee of the Company’s Board of Directors approved the award of a performance-based restricted stock unit (“Performance-Based RSU”) relating to 200,000 shares of the Company’s common stock to Robert I. Toll. The Performance-Based RSU will vest and Mr. Toll will be entitled to receive the underlying shares if the average closing price of the Company’s common stock on the New York Stock Exchange (“NYSE”), measured over any twenty consecutive trading days ending on or prior to December 19, 2014, increases 30% or more over $18.38, the closing price of the Company’s common stock on the NYSE on December 21, 2009; provided Mr. Toll continues to be employed by the Company or serve as a member of its Board of Directors until December 19, 2012. The Performance-Based RSU will also vest if Mr. Toll dies, becomes disabled or the Company experiences a change of control prior to satisfaction of the aforementioned performance criteria. Using a lattice based option pricing model and assuming an expected volatility of 49.92%, a risk-free interest rate of 2.43%, and an expected life of 3.0 years, the Company determined the aggregate value of the Performance-Based RSU to be $3.16 million.

In the three-month periods ended January 31, 2010 and 2009, the Company recognized $431,000 and $135,000, respectively, of stock-based compensation expense related to performance-based restricted stock units issued in fiscal 2010 and 2009. At January 31, 2010, the Company had $5.3 million of unamortized value related to performance-based restricted stock units to be amortized during its four fiscal years ending October 31, 2013.

10.	Fair Value Disclosures

Effective November 1, 2008, the Company adopted ASC 820 for its financial instruments measured at fair value on a recurring basis. ASC 820 provides a framework for measuring fair value in accordance with GAAP, expands disclosures about fair value measurements, and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

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

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of assets and (liabilities) at January 31, 2010 and October 31, 2009 related to the Company’s financial instruments, measured at fair value on a recurring basis, is set forth below (amounts in thousands).

		Fair Value
	Fair Value	January 31,	October 31,
Financial Instrument	Hierarchy	2010	2009

U.S. Treasury Securities	Level 1	$186,520	$101,176
Residential Mortgage Loans Held for Sale	Level 2	$31,647	$43,432
Forward Loan Commitments — Residential Mortgage Loans Held for Sale	Level 2	$26	$(135)
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(104)	$(117)
Forward Loan Commitments — IRLCs	Level 2	$104	$117

At January 31, 2010 and October 31, 2009, the carrying value of cash and cash equivalents approximates fair value.

As of January 31, 2010, the unpaid principal balance of mortgage loans held for sale was less than the aggregate fair value by $175,000 and, accordingly, this amount has been recognized as a gain in current earnings and included in interest and other. Interest income on mortgage loans held for sale is calculated based upon the stated interest rate of each loan and is included in interest and other.

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

During the three-month period ended January 31, 2010, the Company recognized impairment charges of $31.8 million and the fair value of the inventory whose carrying value was adjusted in the current period was $82.5 million. The fair value of the aforementioned inventory was determined using Level 3 criteria. See Note 1, Significant Accounting Policies, “Inventory” for additional information regarding the Company’s methodology on determining fair value.

As of January 31, 2010, the amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of marketable securities were $186.2 million, $280,300, $300, and $186.5 million, respectively. As of October 31, 2009, the amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of marketable securities were $101.1 million, $56,000, $12,000, and $101.2 million, respectively. The remaining contractual maturities of marketable securities as of January 31, 2010 ranged from 8 months to 13 months.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The book value and estimated fair value of the Company’s debt at January 31, 2010 and October 31, 2009 was as follows (amounts in thousands):

	January 31,		October 31,
	2010		2009
		Estimated Fair		Estimated Fair
	Book Value	Value	Book Value	Value

Loans payable(a)	$468,215	$467,251	$472,854	$471,236
Senior notes(b)	1,600,000	1,657,122	1,600,000	1,624,119
Senior subordinated notes(c)			47,872	48,111
Mortgage company warehouse loan(d)	15,485	15,485	27,015	27,015

	$2,083,700	$2,139,858	$2,147,741	$2,170,481

(a)	The estimated fair value of loans payable was based upon the interest rates that the Company believed were available to it for loans with similar terms and remaining maturities as of the applicable valuation date.

(b)	The estimated fair value of the Company’s senior notes is based upon their indicated market prices.

(c)	The estimated fair value of the Company’s senior subordinated notes is based upon their indicated market prices.

(d)	The Company believes that the carrying value of its mortgage company loan borrowings approximates their fair value.

11.	Loss per Share Information

Information pertaining to the calculation of loss per share for the three-month periods ended January 31, 2010 and 2009 is as follows (amounts in thousands):

	Three Months Ended
	January 31,
	2010	2009

Basic weighted average shares	165,237	160,700
Common stock equivalents

Diluted weighted average shares	165,237	160,700

Common stock equivalents represent the dilutive effect of outstanding in-the-money stock options using the treasury stock method. For fiscal 2010 and 2009, there were no incremental shares attributed to outstanding options to purchase common stock because the Company had a net loss in fiscal 2010 and 2009 and any incremental shares would be anti-dilutive. Had the Company had net income in the three-month periods ended January 31, 2010 and 2009, 2.2 million and 4.4 million common stock equivalents would have been included in the fiscal 2010 and 2009 diluted weighted-average shares, respectively. The average number of anti-dilutive options (based upon the average quarterly closing price of the Company’s common stock on the NYSE) that were excluded from common stock equivalents in the three-month periods ended January 31, 2010 and 2009 were 7.3 million and 7.5 million, respectively.

During the three-month periods ended January 31, 2010 and 2009, the Company issued 602,000 and 701,000 shares, respectively, of its common stock under its stock incentive plans and employee stock purchase plan.

12.	Stock Repurchase Program

In March 2003, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

providing shares for its various employee benefit plans. At January 31, 2010, the Company was authorized to repurchase approximately 11.9 million shares.

13.	Shareholder Rights Plan

Shares of the Company’s outstanding common stock are subject to two series of stock purchase rights. The rights, which are exercisable only under certain conditions, entitle the holder, other than an acquiring person (and certain related parties of an acquiring person), as defined in the plan, to purchase common shares at prices specified in the rights agreements.

In June 2009, the Company adopted a shareholder rights plan (the “2009 Rights Plan”) to help preserve the value of the Company’s deferred tax assets, by reducing the risk of limitation of net operating loss carryforwards and certain other tax benefits under Section 382 of the Internal Revenue Code. The rights will expire on July 16, 2019 or earlier if (i) the Company’s Board of Directors determines the 2009 Rights Plan is no longer needed to preserve the deferred tax assets due to the implementation of legislative changes, (ii) the Board of Directors determines, at the beginning of a specified period, that no tax benefits may be carried forward, (iii) the 2009 Rights Plan is not approved by the Company’s stockholders by June 17, 2010, or (iv) certain other events occur as described in the 2009 Rights Plan.

In June 2007, the Company adopted a shareholder rights plan (“2007 Rights Plan”). The rights issued pursuant to the 2007 Rights Plan will become exercisable upon the earlier of (i) ten days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of the Company’s Common Stock or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of the outstanding shares of Common Stock.

No rights under either plan were exercisable at January 31, 2010. In the event of approval of the 2009 Rights Plan by the Company’s stockholders, the Company’s Board of Directors intends to take action to redeem the rights issued pursuant to the 2007 Rights Plan.

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

On March 4, 2009, a second shareholder derivative action was brought by Olivero Martinez in the U.S. District Court for the Eastern District of Pennsylvania. This case was brought against the eleven then-current members of the Company’s board of directors and the Company’s Chief Accounting Officer. The complaint alleges breaches of fiduciary duty, waste of corporate assets, and unjust enrichment during the period from February 2005 to November 2006. The complaint further alleges that certain of the defendants sold Company stock during this period while in possession of the allegedly non-public, material information about the role of speculative investors in the Company’s sales and plaintiff seeks disgorgement of profits from these sales. The complaint also asserts a claim for equitable indemnity for costs and expenses incurred by the Company in connection with defending the securities class action discussed above.

On April 1, 2009, a third shareholder derivative action was filed by William Hall, also in the U.S. District Court for the Eastern District of Pennsylvania, against the eleven then-current members of the Company’s board of directors and the Company’s Chief Accounting Officer. This Complaint is identical to the previous shareholder complaint filed in Philadelphia, PA and, on July 14, 2009, the two cases were consolidated.

The Company’s Certificate of Incorporation and Bylaws provide for indemnification of its directors and officers. The Company has also entered into individual indemnification agreements with each of its directors.

On December 9, 2009 and February 10, 2010, the Company was named as a defendant in three purported class action suits filed by homeowners relating to allegedly defective drywall manufactured in China. These suits are all pending in the United States District Court for the Eastern District of Louisiana as part of In re: Chinese-Manufactured Drywall Products Liability Litigation, MDL No. 2047. The complaints also name as defendants other home builders, as well as other parties claimed to be involved in the manufacture, sale, importation, brokerage, distribution, and installation of the drywall. The plaintiffs claim that the drywall, which was installed by independent subcontractors in certain homes built by the Company, caused damage to certain items and building materials in the homes, as well as personal injuries. The complaints seek damages for, among other things, the costs of repairing the homes, diminution in value to the homes, replacement of certain personal property, and personal injuries. The Company has not yet responded to these suits. See Note 15, Commitments and Contingencies, for additional information regarding Chinese-made drywall in our homes.

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

Generally, the Company’s option and purchase agreements to acquire land parcels do not require the Company to purchase those land parcels, although the Company may, in some cases, forfeit any deposit balance outstanding if and when it terminates an option and purchase agreement. If market conditions are weak, approvals needed to develop the land are uncertain or other factors exist that make the purchase undesirable, the Company may not expect to acquire the land. Whether an option and purchase agreement is legally terminated or not, the Company

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reviews the amount recorded for the land parcel subject to the option and purchase agreement to determine if the amount is recoverable. While the Company may not have formally terminated the option and purchase agreements for those land parcels that it does not expect to acquire, it has written off any non-refundable deposits and costs previously capitalized to such land parcels in the periods that it determined such costs were not recoverable. At January 31, 2010, the aggregate purchase price of land parcels under option and purchase agreements, excluding parcels under option that the Company does not expect to acquire was approximately $623.8 million (including $138.5 million of land to be acquired from unconsolidated entities in which the Company has investments). Of the $623.8 million aggregate purchase price of land parcels subject to option and purchase agreements that the Company expects to acquire, at January 31, 2010, it had deposited $79.6 million on such parcels, was entitled to receive a credit for prior investments in unconsolidated entities of approximately $37.7 million and, if the Company acquired all of these land parcels, would be required to pay an additional $506.5 million. Of the additional $506.5 million the Company would be required to pay, it had recorded $119.6 million of this amount in accrued expenses at January 31, 2010. The Company has additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since it does not believe that it will complete the purchase of these land parcels and no additional funds will be required from the Company to terminate these contracts.

At January 31, 2010, the Company had investments in and advances to a number of unconsolidated entities, was committed to invest or advance additional funds and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 3, “Investments in and Advances to Unconsolidated Entities,” for more information regarding the Company’s commitments to these entities.

At January 31, 2010, the Company had outstanding surety bonds amounting to $385.0 million, primarily related to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that $133.8 million of work remains on these improvements. The Company has an additional $76.6 million of surety bonds outstanding that guarantee other obligations of the Company. The Company does not believe it is probable that any outstanding bonds will be drawn upon.

At January 31, 2010, the Company had agreements of sale outstanding to deliver 1,461 homes with an aggregate sales value of $840.2 million.

The Company’s mortgage subsidiary provides mortgage financing for a portion of the Company’s home closings. For those home buyers to whom the Company’s mortgage subsidiary provides mortgages, it determines whether the home buyer qualifies for the mortgage he or she is seeking based upon information provided by the home buyer and other sources. For those home buyers that qualify, the Company’s mortgage subsidiary provides the home buyer with a mortgage commitment that specifies the terms and conditions of a proposed mortgage loan based upon then-current market conditions. Prior to the actual closing of the home and funding of the mortgage, the home buyer will lock in an interest rate based upon the terms of the commitment. At the time of rate lock, the Company’s mortgage subsidiary agrees to sell the proposed mortgage loan to one of several outside recognized mortgage financing institutions (“investors”), which is willing to honor the terms and conditions, including interest rate, committed to the home buyer. The Company believes that these investors have adequate financial resources to honor their commitments to its mortgage subsidiary. At January 31, 2010, the Company’s mortgage subsidiary was committed to fund $422.1 million of mortgage loans. Of these commitments, $128.9 million are IRLCs. The Company’s mortgage subsidiary has commitments from investors to acquire all $128.9 million of these IRLCs and $30.7 million of its mortgage loans receivable. The Company’s home buyers have not “locked-in” the interest rate on the remaining $293.2 million.

As of January 31, 2010, the Company has confirmed the presence of defective Chinese-made drywall in a small number of its West Florida homes, which were delivered between May 2006 and November 2007. The anticipated cost of the remediation of these homes is included in the amounts that the Company previously accrued. The Company is inspecting homes, gathering information from its drywall subcontractors and suppliers, and continuing to investigate this issue. The Company believes that adequate provision for costs associated with the

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remediation of homes containing Chinese-made drywall has been made and that such costs are not expected to have a material adverse effect on the Company’s results of operations and liquidity or on its financial condition.

16.	Business Segments

Revenue and loss before income taxes for each of the Company’s geographic segments for the three-month periods ended January 31, 2010 and 2009 were as follows (amounts in millions):

	Three Months Ended January 31,
	2010	2009

Revenue:
North	$91.4	$143.2
Mid-Atlantic	101.1	130.5
South	55.3	55.2
West	78.9	80.1

Total	$326.7	$409.0

Loss before income taxes:
North	$(1.8)	$(27.2)
Mid-Atlantic	(5.1)	(4.3)
South	(8.8)	(26.4)
West	(11.4)	(72.6)
Corporate and other	(29.7)	(26.1)

Total	$(56.8)	$(156.6)

“Corporate and other” is comprised principally of general corporate expenses such as the Offices of the Chief Executive Officer and President, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, offset in part by interest income and income from the Company’s ancillary businesses.

Total assets for each of the Company’s geographic segments at January 31, 2010 and October 31, 2009 are shown in the table below (amounts in millions).

	January 31,	October 31,
	2010	2009

North	$1,019.1	$1,009.0
Mid-Atlantic	1,099.0	1,081.9
South	584.9	573.1
West	756.4	759.3
Corporate and other	2,060.5	2,211.1

Total	$5,519.9	$5,634.4

“Corporate and other” is comprised principally of cash and cash equivalents, deferred tax assets and the assets of the Company’s manufacturing facilities and mortgage subsidiary.

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable and write-downs of investments in unconsolidated entities that it does not believe it will be able to recover (including the Company’s pro-rata share of impairment charges recognized by the unconsolidated entities in which it has an investment) for the three-month periods ended January 31, 2010 and 2009 as shown in the table below; the carrying value of inventory and investments in and advances to unconsolidated entities for each of the Company’s geographic segments at January 31, 2010 and October 31, 2009 are also shown (amounts in millions).

			Impairment Charges
	Net Carrying Value of		Recognized
	Inventory		Three Months Ended
	January 31,	October 31,	January 31,
	2010	2009	2010	2009

Inventory:
Land controlled for future communities:
North	$29.9	$30.2	$1.6	$3.3
Mid-Atlantic	8.5	16.9		3.8
South	10.3	8.4	(0.2)
West	3.1	5.1	0.2	0.2

	51.8	60.6	1.6	7.3

Land owned for future communities:
North	269.2	224.6		20.0
Mid-Atlantic	397.5	390.9	9.0	5.0
South	81.0	66.6
West	128.9	93.0		10.0

	876.6	775.1	9.0	35.0

Operating communities:
North	649.7	685.6	4.7	13.6
Mid-Atlantic	667.1	646.2	1.6	7.6
South	432.0	436.7	6.1	24.6
West	546.7	579.4	10.4	62.5

	2,295.5	2,347.9	22.8	108.3

Total	$3,223.9	$3,183.6	$33.4	$150.6

Investments in and advances to unconsolidated entities:
North	$26.1	$25.5		$6.0
South	50.7	50.0
West	64.4	64.2
Corporate	13.1	13.1

Total	$154.3	$152.8	—	$6.0

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for the three months ended January 31, 2010 and 2009 (amounts in thousands):

	2010	2009

Cash flow information:
Interest paid, net of amount capitalized	$2,576	$2,812
Income taxes paid	$182	$71,788
Income tax refunds		$42,500
Non-cash activity:
Cost of inventory acquired through seller financing or recorded due to the VIE criteria	$19,646	$3,666
Cost of other inventory acquired	$1,772
Increase in inventory for reclassification of noncontrolling interest contribution		$2,494
Income tax benefit related to exercise of employee stock options	$2,826	$4,274
Reclassification of accrued liabilities to loan payable		$7,800
Defined benefit retirement plan amendment	$1,086
Reduction of investments in unconsolidated entities due to reduction in letters of credit or accrued liabilities	$3,802	$5,994
Miscellaneous increases (decreases) to investments in unconsolidated entities	$674	$(180)
Stock awards	$22	$27

18.	Supplemental Guarantor Information

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

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet at January 31, 2010 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents			1,459,690	108,280		1,567,970
Marketable U.S. Treasury securities			186,520			186,520
Inventory			2,991,260	232,606		3,223,866
Property, construction and office equipment, net			65,725	909		66,634
Receivables, prepaid expenses and other assets	48	9,197	60,157	23,986	(1,781)	91,607
Mortgage loans receivable				31,647		31,647
Customer deposits held in escrow			14,328	706		15,034
Investments in and advances to unconsolidated entities			113,691	40,643		154,334
Income tax refund recoverable	182,277					182,277
Investments in and advances to unconsolidated entities	2,478,110	1,610,736	(924,542)	(263,516)	(2,900,788)	—

	2,660,435	1,619,933	3,966,829	175,261	(2,902,569)	5,519,889

LIABILITIES AND EQUITY
Liabilities:
Loans payable			420,128	48,087		468,215
Senior notes		1,588,132				1,588,132
Mortgage company warehouse loan				15,485		15,485
Customer deposits			79,473	2,767		82,240
Accounts payable			77,542	330		77,872
Accrued expenses		31,801	383,626	212,716	(1,916)	626,227
Income taxes payable	177,843			(2,000)		175,843

Total liabilities	177,843	1,619,933	960,769	277,385	(1,916)	3,034,014

Equity:
Stockholders’ equity:
Common stock	1,653			2,003	(2,003)	1,653
Additional paid-in capital	326,936		4,420	2,734	(7,154)	326,936
Retained earnings	2,157,076		3,004,602	(110,144)	(2,894,458)	2,157,076
Treasury stock, at cost	(111)					(111)
Accumulated other comprehensive income	(2,962)		(2,962)		2,962	(2,962)

Total stockholders’ equity	2,482,592	—	3,006,060	(105,407)	(2,900,653)	2,482,592
Noncontrolling interest				3,283		3,283

Total equity	2,482,592	—	3,006,060	(102,124)	(2,900,653)	2,485,875

	2,660,435	1,619,933	3,966,829	175,261	(2,902,569)	5,519,889

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet at October 31, 2009 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents			1,700,351	107,367		1,807,718
Marketable U.S. Treasury securities			101,176			101,176
Inventory			2,951,387	232,179		3,183,566
Property, construction and office equipment, net			69,328	1,113		70,441
Receivables, prepaid expenses and other assets	51	9,436	66,240	22,201	(2,154)	95,774
Mortgage loans receivable				43,432		43,432
Customer deposits held in escrow			16,779	874		17,653
Investments in and advances to unconsolidated entities			112,201	40,643		152,844
Income tax refund recoverable	161,840					161,840
Investments in and advances to unconsolidated entities	2,527,938	1,598,537	(945,308)	(237,029)	(2,944,138)	—

	2,689,829	1,607,973	4,072,154	210,780	(2,946,292)	5,634,444

LIABILITIES AND EQUITY
Liabilities:
Loans payable			409,264	63,590		472,854
Senior notes		1,587,648				1,587,648
Senior subordinated notes			47,872			47,872
Mortgage company warehouse loan				27,015		27,015
Customer deposits			85,521	3,104		88,625
Accounts payable			78,685	412		79,097
Accrued expenses		20,325	399,807	222,217	(2,128)	640,221
Income taxes payable	176,630			(2,000)		174,630

Total liabilities	176,630	1,607,973	1,021,149	314,338	(2,128)	3,117,962

Equity:
Stockholders’ equity:
Common stock	1,647			2,003	(2,003)	1,647
Additional paid-in capital	316,518		4,420	2,734	(7,154)	316,518
Retained earnings	2,197,830		3,049,222	(111,578)	(2,937,644)	2,197,830
Treasury stock, at cost	(159)					(159)
Accumulated other comprehensive loss	(2,637)		(2,637)		2,637	(2,637)

Total stockholders equity	2,513,199	—	3,051,005	(106,841)	(2,944,164)	2,513,199
Noncontrolling interest				3,283		3,283

Total equity	2,513,199	—	3,051,005	(103,558)	(2,944,164)	2,516,482

	2,689,829	1,607,973	4,072,154	210,780	(2,946,292))	5,634,444

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations for the three months ended January 31, 2010 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues			313,065	13,633		326,698

Cost of revenues			303,585	13,893	290	317,768
Selling, general and administrative	22	348	67,080	5,130	(5,307)	67,273
Interest expense		26,845	7,257		(26,845)	7,257

	22	27,193	377,922	19,023	(31,862)	392,298

Loss from operations	(22)	(27,193)	(64,857)	(5,390)	31,862	(65,600)
Other
Loss from unconsolidated entities			366			366
Interest and other		27,193	7,759	7,203	(33,675)	8,480
Earnings from subsidiaries	(56,732)				56,732	—

Loss before income tax benefit	(56,754)	—	(56,732)	1,813	54,919	(56,754)
Income tax benefit (provision)	16,000		12,287	(554)	(11,733)	16,000

Net loss	(40,754)	—	(44,445)	1,259	43,186	(40,754)

Condensed Consolidating Statement of Operations for the three months ended January 31, 2009 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues			350,237	58,786		409,023

Cost of revenues			416,973	68,805	202	485,980
Selling, general and administrative	6	173	84,434	5,563	(5,225)	84,951
Interest expense		16,735	812		(16,735)	812

	6	16,908	502,219	74,368	(21,758)	571,743

Loss from operations	(6)	(16,908)	(151,982)	(15,582)	21,758	(162,720)
Other
Loss from unconsolidated entities			(5,097)			(5,097)
Interest and other		16,908	524	4,276	(10,452)	11,256
Earnings from subsidiaries	(156,555)				156,555	—

Loss before income tax benefit	(156,561)	—	(156,555)	(11,306)	167,861	(156,561)
Income tax benefit	67,666		87,954	4,867	(92,821)	67,666

Net loss	(88,895)	—	(68,601)	(6,439)	75,040	(88,895)

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows for the three months ended January 31, 2010 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities:
Net (loss) income	(40,754)		(44,445)	1,259	43,186	(40,754)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization		821	3,461	204		4,486
Stock-based compensation	4,944					4,944
Excess tax benefits from stock-based compensation	(2,694)					(2,694)
Income from unconsolidated entities			(366)			(366)
Debt redemption costs			34			34
Inventory impairments			33,381			33,381
Changes in operating assets and liabilities
Increase in inventory			(51,835)	(427)		(52,262)
Origination of mortgage loans				(123,682)		(123,682)
Sale of mortgage loans				135,359		135,359
Increase in income tax recoverable	(20,437)					(20,437)
Decrease (increase) in receivables, prepaid expenses and other assets	50,068	(12,297)	(14,737)	24,379	(43,961)	3,452
Decrease in customer deposits			(3,597)	(169)		(3,766)
Decrease in accounts payable and accrued expenses	(779)	11,476	(16,905)	(8,976)	775	(14,409)
Decrease in current income taxes payable	4,256					4,256

Net cash (used in) provided by operating activities	(5,396)	—	(95,009)	27,947	—	(72,458)

Cash flow from investing activities:
Purchase of property and equipment			(276)			(276)
Purchase of marketable U.S. Treasury securities			(85,450)			(85,450)
Investments in and advances to unconsolidated entities			(4,952)			(4,952)
Return of investments from unconsolidated entities			700			700

Net cash used in investing activities			(89,978)			(89,978)

Cash flow from financing activities:
Proceeds from loans payable				178,437		178,437
Principal payments of loans payable			(7,802)	(205,471)		(213,273)
Redemption of senior subordinated notes			(47,872)			(47,872)
Proceeds from stock-based benefit plans	2,844					2,844
Excess tax benefits from stock-based compensation	2,694					2,694
Purchase of treasury stock	(142)					(142)

Net cash (used in) provided by financing activities	5,396	—	(55,674)	(27,034)		(77,312)

Net (decrease) increase in cash and cash equivalents	—	—	(240,661)	913		(239,748)
Cash and cash equivalents, beginning of period			1,700,351	107,367		1,807,718

Cash and cash equivalents, end of period	—	—	1,459,690	108,280		1,567,970

TOLL BROTHERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows for the three months ended January 31, 2009 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operating activities:
Net loss	(88,895)		(68,601)	(5,947)	74,548	(88,895)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization		457	5,175	222		5,854
Stock-based compensation	5,907					5,907
Excess tax benefits from stock-based compensation	(2,638)					(2,638)
Impairment of investment in unconsolidated entities			6,000			6,000
Income from unconsolidated entities			(903)			(903)
Distributions of earnings from unconsolidated entities			657			657
Deferred tax benefit	(44,415)					(44,415)
Inventory impairments			125,616	25,000		150,616
Changes in operating assets and liabilities
Decrease in inventory			194	49,835		50,029
Origination of mortgage loans				(107,531)		(107,531)
Sale of mortgage loans				103,060		103,060
Decrease (increase) in receivables, prepaid expenses and other assets	176,657	1,130	(91,746)	(5,390)	(74,587)	6,064
Decrease in customer deposits			(13,481)	(6,419)		(19,900)
Decrease in accounts payable and accrued expenses	(314)	(1,587)	(48,264)	(19,754)	39	(69,880)
Decrease in current income taxes payable	(52,539)					(52,539)

Net cash (used in) provided by operating activities	(6,237)	—	(85,353)	33,076	—	(58,514)

Cash flow from investing activities:
Purchase of property and equipment			(2,483)			(2,483)
Investments in and advances to unconsolidated entities			(6,162)	(809)		(6,971)
Return of investments from unconsolidated entities			1,443			1,443

Net cash used in investing activities	—	—	(7,202)	(809)	—	(8,011)

Cash flow from financing activities:
Proceeds from loans payable			107	129,194		129,301
Principal payments of loans payable			(11,534)	(157,450)		(168,984)
Proceeds from stock-based benefit plans	3,966					3,966
Excess tax benefits from stock-based compensation	2,638					2,638
Purchase of treasury stock	(367)					(367)

Net cash (used in) provided by financing activities	6,237	—	(11,427)	(28,256)	—	(33,446)

Net (decrease) increase in cash and cash equivalents	—	—	(103,982)	4,011	—	(99,971)
Cash and cash equivalents, beginning of period			1,515,617	117,878		1,633,495

Cash and cash equivalents, end of period	—	—	1,411,635	121,889	—	1,533,524

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

On February 24, 2010, we issued a press release and held a conference call to review our results of operations for the three-month period ended January 31, 2010. The information and estimates contained in this report are consistent with those given in the press release and on the conference call on February 24, 2010, and we are not reconfirming or updating that information.

Unless otherwise stated, net contracts signed represents a number or value equal to the gross number or value of contracts signed during the relevant period, less the number or value of contracts cancelled during the relevant period, which includes contracts that were signed during the relevant period and in prior periods.

OVERVIEW

The slowdown that we have experienced since fiscal 2005 has continued in fiscal 2010. The value of net contracts signed in fiscal 2009 was 81.8% lower than the value of net contracts signed in fiscal 2005. The value of net contracts signed in the three-month period ended January 31, 2010 was 128.5% higher than the value of net contracts signed in three-month period ended January 31, 2009, but 22.2% and 60.9% lower than the value of net contracts signed in the three-month periods ended January 31, 2008 and 2007, respectively. The slowdown, which we believe started with a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale, has been exacerbated by, among other things, a decline in the overall economy, increased unemployment, fear of job loss, a decline in home prices, the large number of homes that are or will be available due to foreclosures, the inability of some of our home buyers to sell their current home, the deterioration in the credit markets, and the direct and indirect impact of the turmoil in the mortgage loan market.

We began to see some improvement in our business in late March 2009, and the market appeared to be gaining momentum through early September 2009, which we believe was due to improvement in consumer confidence over the prior year, the increasing stabilization of home prices, a decline in unsold home inventories and a reduction in buyer cancellation rates. Since September 2009, however, demand has been choppy. We believe that the key to a full recovery in our business depends upon a more significant return of consumer confidence and a sustained stabilization of financial markets and home prices.

The value and number of net contracts signed in the first quarter of fiscal 2010 was $292.1 million and 526 homes, respectively, an increase of 128.5% and 97.7% respectively, from the value and number of net contracts signed in the first quarter of fiscal 2009. These increases were achieved despite a significant reduction in the number of selling communities in the fiscal 2010 period, as compared to fiscal 2009 period. At January 31, 2010, we were selling from 190 communities, compared to 200 at October 31, 2009, 258 at January 31, 2009 and 273 at October 31, 2008. In addition, for the first quarter of fiscal 2010, our contract cancellation rate (the number of contracts cancelled in the period divided by the number of gross contracts signed in the period) was 6.7%, as compared to 37.1% for the fiscal 2009 first quarter, 6.9% for the fourth quarter of fiscal 2009, 8.5% for the third quarter of fiscal 2009 and 15.6% for the full 2009 fiscal year.

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

At January 31, 2010, we had $1.75 billion of cash, cash equivalents and marketable U.S. Treasury securities on hand and approximately $1.38 billion available under our revolving credit facility which extends to March 2011. In December 2009, we redeemed the remaining $47.9 million principal amount of our Toll Corp. senior subordinated notes due 2011.

Based on our experience during prior downturns in the housing industry, we believe that attractive land acquisition opportunities may arise in difficult times for those builders that have the financial strength to take advantage of them. We have begun to see land being offered at prices that we believe are attractive based on current market conditions and have entered into several contracts to acquire land since November 1, 2009. In the current challenging environment, we believe our strong balance sheet, our liquidity, our access to capital, our broad geographic presence, our diversified product line, our experienced personnel and our national brand name all position us well for such opportunities now and in the future.

We continue to see reduced competition from the small and mid-sized private builders who had been our primary competitors in the luxury market. We believe that access by these private builders to capital is already severely constrained. We envision that there will be fewer and more selective lenders serving our industry when the market rebounds and that those lenders likely will gravitate to the homebuilding companies that offer them the greatest security, the strongest balance sheets and the broadest array of potential business opportunities. We believe that this reduced competition, combined with attractive long-term demographics, will reward those well-capitalized builders who can persevere through the current challenging environment.

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

In response to the decline in market conditions over the past several years, we have reevaluated and renegotiated or cancelled many of our land purchase contracts. In addition, we have sold, and may continue to sell, certain parcels of land that we have identified as non-strategic. As a result, we reduced our land position from a high of approximately 91,200 home sites at April 30, 2006, to approximately 31,700 home sites at January 31, 2010, of which we owned 27,000. Of the 27,000 home sites owned at January 31, 2010, significant improvements were completed on approximately 10,400. At January 31, 2010, we were selling from 190 communities, compared to 258 communities at January 31, 2009. We expect to be selling from 200 to 210 communities at October 31, 2010. In addition, at January 31, 2010, we had 48 communities that were temporarily closed due to market conditions.

Given the current business climate and the numerous uncertainties related to sales paces, sales prices, mortgage markets, cancellations, market direction and the potential for and magnitude of future impairments, it is difficult to provide guidance. Subject to the preceding uncertainties and the risks reported elsewhere in this Form 10-Q and our other SEC filings, based upon the value of our backlog at January 31, 2010, which was 20% lower then our backlog at January 31, 2009, and the pace of activity at our communities, we currently estimate that we will deliver between 2,100 and 2,750 homes in fiscal 2010 at an average sales price between $540,000 and $560,000 per home. We believe that, as a result of sales incentives given to our home buyers and higher interest charges, our cost of sales as a percentage of revenues, before impairment charges and write-downs will be higher in fiscal 2010 than in fiscal 2009. Additionally, based on lower projected revenues in fiscal 2010, as compared to fiscal 2009, we expect our selling, general and administrative expenses to be lower in total dollars in fiscal 2010 than in fiscal 2009, but higher as a percentage of revenues in fiscal 2010 than in fiscal 2009. We are likely to continue to have directly expensed interest throughout the remainder of fiscal 2010.

CONTRACTS AND BACKLOG

The aggregate value of gross sales contracts signed increased 29.0% in the three-month period ended January 31, 2010, as compared to the fiscal 2009 period. The value of gross sales contracts signed was $313.2 million (564 homes) and $242.8 million (423 homes) in the fiscal 2010 and 2009 periods, respectively. The increase in the fiscal 2010 period, as compared to fiscal 2009 period, was the result of a 33.3% increase in the number of gross contracts signed, offset, in part, by a 3.3% decrease in the average value of each contract signed.

In the three-month period ended January 31, 2010, home buyers cancelled $21.1 million (38 homes) of signed contracts, as compared to $115.0 million (157 homes) in the fiscal 2009 period. In the fiscal 2010 and 2009 periods, home buyers cancelled 6.7% and 37.1%, respectively, of the number of gross contracts signed and 6.7% and 47.4%, respectively, of the value of gross contracts signed.

The aggregate value of net contracts signed increased 128.5% in three-month period ended January 31, 2010, as compared to the fiscal 2009 period. The value of net sales contracts signed was $292.1 million (526 homes) in the fiscal 2010 period and $127.8 million (266 homes) in the fiscal 2009 period. The increase in the fiscal 2010 period, as compared to the fiscal 2009 period, was the result of a 97.7% increase in the number of net contracts signed and a 15.5% increase in the average value of each contract signed. The increase in the average value of net contracts signed in the fiscal 2010 period, as compared to the fiscal 2009 period, was due primarily to a 24.1% higher average value of the contracts cancelled in the fiscal 2009 period as compared to value of contracts cancelled in the fiscal 2010 period, offset, in part, by higher sales incentives given to home buyers in the fiscal 2010 period as compared to the fiscal 2009 period, and a shift in the number of contracts signed to less expensive areas and/or products in the fiscal 2010 period, as compared to the fiscal 2009 period.

At January 31, 2010, we were offering sales incentives, on average, of $63,000, or 9.9%, of the sales price of the home, as compared to, on average, $70,300, or 11.2%, of the sales price of the home at October 31, 2009 and $70,200, or 11.2%, of the sales price of the home at January 31, 2009. The amount and type of incentive varies on a community-by-community basis and, in some cases, on a home site-by-home site basis within a community. In addition, the amount of sales incentives offered to a home buyer on a speculative home that we have in our inventory will generally be higher than the amount of sales incentives that we will offer on a to-be-built home.

Our backlog at January 31, 2010 of $840.2 million (1,461 homes) decreased 19.5%, as compared to our backlog at January 31, 2009 of $1.04 billion (1,647 homes). Backlog consists of homes under contract but not yet delivered to our home buyers. The decrease in backlog at January 31, 2010, as compared to the backlog at January 31, 2009, was primarily attributable to the continued decline in the new home market in fiscal 2009 which resulted in the decrease in the value and number of net contracts signed in fiscal 2009, as compared to fiscal 2008, offset, in part, by the increase in net contracts signed and the lower deliveries in the three-month period ended January 31, 2010, as compared to the comparable period of fiscal 2009.

For more information regarding revenues, gross contracts signed, contract cancellations, net contracts signed and sales incentives provided on units delivered by geographic segment, see “Geographic Segments” in this MD&A.

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventory

Inventory is stated at cost unless an impairment exists, in which case it is written down to fair value in accordance with U.S. generally accepted accounting principles (“GAAP”). In addition to direct land acquisition costs, land development costs and home construction costs, costs also include interest, real estate taxes and direct overhead related to development and construction, which are capitalized to inventory during periods beginning with the commencement of development and ending with the completion of construction. For those communities that have been temporarily closed, no additional interest is allocated to the community’s inventory until it re-opens. While the community remains closed, carrying costs such as real estate taxes are expensed as incurred. Once a parcel of land has been approved for development and we open one of our typical communities, it may take four or more years to fully develop, sell and deliver all the homes in such community. Longer or shorter time periods are possible depending on the number of home sites in a community and the sales and delivery pace of the homes in a community. Our master planned communities, consisting of several smaller communities, may take up to ten years or more to complete. Because of the downturn in our business, the estimated community lives will likely be significantly longer. Because our inventory is considered a long-lived asset under GAAP, we are required to regularly review the carrying value of each of our communities, and write down the value of those communities for which we believe the values are not recoverable.

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

Future Communities:  We evaluate all land held for future communities or future sections of current communities, whether owned or optioned, to determine whether or not we expect to proceed with the development of the land as originally contemplated. This evaluation encompasses the same types of estimates used for current communities described above, as well as an evaluation of the regulatory environment in which the land is located and the estimated probability of obtaining the necessary approvals, the estimated time and cost it will take to obtain those approvals and the possible concessions that will be required to be given in order to obtain them. Concessions may include cash payments to fund improvements to public places such as parks and streets, dedication of a portion of the property for use by the public or as open space or a reduction in the density or size of the homes to be built. Based upon this review, we decide (a) as to land under contract to be purchased, whether the contract will likely be terminated or renegotiated, and (b) as to land we own, whether the land will likely be developed as contemplated or in an alternative manner, or should be sold. We then further determine whether costs that have been capitalized to the community are recoverable or should be written off. The write-off is charged to cost of revenues in the period in which the need for the write-off is determined.

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

		Impaired Communities
			Fair Value of
			Communities
	Number of		Net of
	Communities	Number of	Impairment	Impairment
	Tested	Communities	Charges	Charges

Three months ended:
Fiscal 2010:
January 31	260	14	$60.5	$22.8

Fiscal 2009:
January 31	289	41	$216.2	$108.3
April 30	288	36	$181.8	67.4
July 31	288	14	$67.7	46.8
October 31	254	21	$116.4	44.9

				$267.4

Variable Interest Entities:  We have land purchase contracts and several investments in unconsolidated entities which we evaluate for consolidation in accordance with GAAP. In accordance with GAAP, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a variable interest entity (“VIE”) is considered to be the primary beneficiary and must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. For land purchase contracts with sellers meeting the definition of a VIE, we perform a review to determine which party is the primary beneficiary of the VIE. This review requires substantial judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the entity’s expected profits and losses and the cash flows associated with changes in the fair value of the land under contract. At January 31, 2010, we determined that we were the primary beneficiary of one VIE related to a land purchase contract and had recorded $11.7 million of inventory and $6.1 million of accrued expenses related to this VIE.

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

We recorded significant deferred tax assets in fiscal 2007, 2008 and 2009. These deferred tax assets were generated primarily by inventory impairments and impairments of investments in and advances to unconsolidated entities. In accordance with GAAP, we assessed whether a valuation allowance should be established based on our determination of whether it is “more likely than not” that some portion or all of the deferred tax assets would not be realized. We believe that the continued downturn in the housing market, the uncertainty as to its length and magnitude, and our continued recognition of impairment charges, are significant evidence of the need for a valuation allowance against our net deferred tax assets. At January 31, 2010, we had recorded valuation allowances against our entire $485.7 million of net deferred tax assets.

We are allowed to carry forward tax losses for 20 years and apply such tax losses to future taxable income to realize federal deferred tax assets. In addition, we will be able to reverse previously recognized valuation allowances during any future period in which we report book income before taxes. We will continue to review our deferred tax assets in accordance with GAAP.

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was signed into law. The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in a tax year ending after December 31, 2007 and beginning before January 1, 2010 to be carried back for up to five years (such losses were previously limited to a two-year carryback). This change will allow us to carry back fiscal 2010 taxable losses to prior years and receive refunds of previously paid federal income taxes. We have approximately $1.5 billion of taxable income from fiscal 2005 and fiscal 2006 against which tax losses that we recognize in fiscal 2010 may be carried back. We have reflected $20.4 million of potential benefit of the extended carryback under the Act in our January 31, 2010 consolidated balance sheet and statement of operations for the three-month period ended January 31, 2010.

For state tax purposes, due to past losses and projected future losses in certain jurisdictions where we do not have carryback potential and/or cannot sufficiently forecast future taxable income, we recognized cumulative valuation allowances of $51.6 million as of January 31, 2010 against our state deferred tax assets. In the three-month periods ended January 31, 2010 and 2009, we recognized valuation allowances against our state deferred tax assets of $6.6 million and $4.6 million, respectively. Future valuation allowances in these jurisdictions may continue to be recognized if we believe we will not generate sufficient future taxable income to utilize future state deferred tax assets.

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

OFF-BALANCE SHEET ARRANGEMENTS

The trends, uncertainties or other factors that have negatively impacted our business and the industry in general and which are discussed in the Overview section of this MD&A have also impacted the unconsolidated entities in which we have investments. We review each of our investments in unconsolidated entities on a quarterly basis to determine whether our investment has been impaired in accordance with GAAP. The recoverability of each unconsolidated entity’s inventory is evaluated using similar methodology that we use to evaluate our inventories. This evaluation entails a detailed cash flow analysis using many estimates including but not limited to expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, and market conditions. When markets deteriorate and it is no longer probable that we can recover our investment in a joint venture we impair our investment. If a joint venture has its own loans or is principally a joint venture to hold an option, such impairment may result in the majority or all of our investment being impaired. See “Critical Accounting Policies — Inventory” in this MD&A for more detailed disclosure on our evaluation of inventory.

We have investments in and advances to various unconsolidated entities including Toll Brothers Realty Trust (“Trust”) and Toll Brothers Realty Trust II (“Trust II”). At January 31, 2010, we had investments in and advances to these entities, net of impairment charges recognized, of $154.3 million, and were committed to invest or advance $14.0 million (net of amounts accrued) of additional funds to certain of these entities if they require additional funding. At January 31, 2010, we had accrued $103.7 million for our commitments to all of our unconsolidated entities. In addition, we guarantee certain debt of a number of these unconsolidated entities on a several and pro-rata basis. At January 31, 2010, we guaranteed an aggregate of approximately $63.3 million (net of amounts that we have accrued) of debt relating to four joint ventures, which had aggregate borrowings of approximately $856.7 million.

In connection with certain land joint ventures to which we are a party, we executed completion guarantees and conditional repayment guarantees. The obligations under the completion guarantees and conditional repayment guarantees are several and not joint, and are limited to our pro-rata share of the loan obligations of the respective joint ventures. At January 31, 2010, the maximum amount of the completion guarantees and conditional repayment guarantees (net of amounts that we have accrued) is estimated to be approximately $50.3 million, if any liability is determined to be due thereunder. The $50.3 million of these guarantees are included in the $63.3 million of guarantees disclosed above.

Our investments in these entities are accounted for using the equity method.

RESULTS OF OPERATIONS

The following table sets forth, for the three-month periods ended January 31, 2010 and 2009, a comparison of certain statement of operations items ($ in millions):

	Three Months Ended January 31,
	2010		2009
	$	%	$	%

Revenues	326.7		409.0

Cost of revenues	317.8	97.3	486.0	118.8
Selling, general and administrative	67.3	20.6	85.0	20.8
Interest expense	7.3	2.2	0.8	.2

	392.3	120.1	571.7	139.8

Loss from operations	(65.6)	(20.1)	(162.7)	(39.8)
Other Income (loss) from unconsolidated entities	0.4		(5.1)
Interest and other	8.5		11.3

Loss before income tax benefit	(56.8)		(156.6)
Income tax benefit	(16.0)		(67.7)

Net loss	(40.8)		(88.9)

Note: Due to rounding, amounts may not add.

In the three-month period ended January 31, 2010, we recognized $326.7 million of revenues and a net loss of $46.8 million, as compared to $409.0 million of revenues and a net loss of $88.9 million in the three-month period ended January 31, 2009. In the three-month period ended January 31, 2010, we recognized inventory impairments and write-offs of $33.4 million, as compared to $156.6 million of inventory and joint venture impairment charges and write-offs in the three-month period ended January 31, 2009.

REVENUES AND COST OF REVENUES

Revenues for the three months ended January 31, 2010, were lower than those for the comparable period of fiscal 2009 by approximately $82.3 million, or 20.1%. This decrease was attributable to a 10.4% decrease in the number of homes delivered and a 10.9% decrease in the average price of the homes delivered. The decrease in the number of homes delivered in the three-month period ended January 31, 2010 was primarily due to a 25% decline in the number of homes in backlog at October 31, 2009, as compared to October 31, 2008. The 10.9% decrease in the average price of the homes delivered in the fiscal 2010 period, as compared the fiscal 2009 period, was due to a shift in product mix to lower priced product and less expensive areas, and an increase in incentives given on homes closed in the fiscal 2010 period, as compared to the fiscal 2009 period. Average sales incentives given on homes delivered in the three-month period ended January 31, 2010 amounted to approximately $98,700 per home or 15.3% of the gross price of the home delivered, as compared to approximately $76,000 per home or 11.0% of the gross price of the home delivered in the fiscal 2009 period. The increase in per home sales incentives in the fiscal 2010 period, as compared to the fiscal 2009 period, was primarily due to higher incentives provided on contracts signed in fiscal

2009, which were in backlog at October 31, 2009, as compared to value of sales incentives on homes in backlog at October 31, 2008, and the increase in the number of homes delivered in the fiscal 2010 period resulting from contracts signed in the fiscal 2010 period, as compared to the homes contracted and delivered in the fiscal 2009 period. Generally, incentives on homes delivered from inventory are higher than incentives on to-be-built homes.

Cost of revenues as a percentage of home sales revenue was 97.3% in the three-month period ended January 31, 2010, as compared to 118.8% in the three-month period ended January 31, 2009. In the three-month periods ended January 31, 2010 and 2009, we recognized inventory impairment charges and write-offs of $33.4 million and $150.6 million, respectively. Home costs, excluding impairments, were 87.1% of revenues in the three-month period ended January 31, 2010, as compared to 82.0% in the fiscal 2009 period. The increase in home costs as a percentage of revenue in fiscal 2010, as compared to fiscal 2009, was due primarily to higher sales incentives and higher interest costs on the homes delivered in fiscal 2010 than those delivered in fiscal 2009. Interest cost as a percentage of revenues was 5.3% in the three-month period ended January 31, 2010, as compared to 3.7% in the fiscal 2009 period. The higher interest cost as a percentage of revenue was due to inventory generally being held for a longer period of time, fewer qualifying assets to which interest can be allocated, resulting in higher amounts of capitalized interest allocated to qualifying inventory and lower average selling prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

SG&A spending decreased by $17.7 million, or 20.8%, in the three-month period ended January 31, 2010, as compared to the three-month period ended January 31, 2009. As a percentage of revenues, SG&A was 20.6% in the three-month period ended January 31, 2010, as compared to 20.8% in the fiscal 2009 period. The reduction in spending was due primarily to reduced compensation and related costs, reduced costs for advertising, promotions and marketing, and reduced insurance costs.

INTEREST EXPENSE

Interest incurred on homebuilding indebtedness in excess of qualified inventory is charged to the statement of operations in the period incurred. Due to the decline in our business and the lower amounts of qualified inventory, interest expensed directly to the statement of operations in the three month period ended January 31, 2010 was $7.3 million, as compared to $0.8 million in the three-month period ended January 31, 2009.

INCOME (LOSS) FROM UNCONSOLIDATED ENTITIES

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

In the three months ended January 31, 2010, we recognized $0.4 million of income from unconsolidated entities, as compared to a $5.1 million loss in the fiscal 2009 period. The loss in the fiscal 2009 period included a $6.0 million impairment charge that we recognized on one of our investments in unconsolidated entities.

INTEREST AND OTHER INCOME

For the three months ended January 31, 2010 and 2009, interest and other income was $8.5 million and $11.3 million, respectively. The decrease in interest and other income in the three-month period ended January 31, 2010, as compared to the fiscal 2009 period, was primarily due to a $2.4 million decline in interest income in the fiscal 2010 period, as compared to the fiscal 2009 period, and a $1.7 million decline in retained customer deposits in the fiscal 2010 period, as compared to the fiscal 2009 period, offset, in part, by an increase in income from ancillary businesses and management fee income in the fiscal 2010 period, as compared to the fiscal 2009 period.

LOSS BEFORE INCOME TAX BENEFIT

For the three-month periods ended January 31, 2010 and 2009, we reported a loss before income tax benefit of $56.8 million and $156.6 million, respectively.

INCOME TAX BENEFIT

In the three-month periods ended January 31, 2010 and 2009, we recognized a income tax benefit of $16.0 million and $67.7 million, respectively. Our effective tax rate was 28.2% in the fiscal 2010 period and 43.2% in the fiscal 2009 period.

The difference in the effective tax rate for three-month period of fiscal 2010, as compared to the fiscal 2009 period, was primarily due to: (a) a $15.0 million reversal in the fiscal 2009 period of state tax provisions, net of federal tax provisions, accrued in prior years against potential tax assessments, which were no longer needed due to our settlement of various federal and state audits and the expiration of the applicable statute of limitations for federal and state tax purposes; (b) the recognition of $3.4 million of valuation allowances related to deferred tax assets established in the fiscal 2010 period, as compared to $3.0 million of valuation allowances recognized in the fiscal 2009 period; (c) the recognition of $2.4 million of interest and penalties in the fiscal 2010 period, as compared to $4.3 million of interest and penalties recognized in the fiscal 2009 period; and (d) the recognition of a $1.8 million state tax benefit, before valuation allowance, in the fiscal 2010 period, as compared to a $6.3 million state tax benefit, before valuation allowance, recognized in the fiscal 2009 period. The decline in the interest and penalties recognized is due to the expiration of statutes and the completion of various tax audits since January 31, 2009. The change in the state tax rate is due primarily to a change in our estimate of the allocation of income or loss, as the case may be, among the various state taxing jurisdictions and changes in tax regulations and their impact on our strategies.

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

At January 31, 2010, we had $1.75 billion of cash and cash equivalents and marketable U.S. Treasury securities on hand, a decline of $154.4 million from October 31, 2009. Cash used in operating activities during the three-month period ended January 31, 2010 was $72.5 million. Cash used in operating activities during the fiscal 2010 period was primarily used to fund our loss from operations, to purchase inventory and to pay accounts payable and accrued liabilities, and was offset, in part, by the sale of mortgage loans net of mortgage originations. We used $90.0 million of cash in our investing activities in the three-month period ended January 31, 2010, primarily for investments in marketable U.S. Treasury securities and for investments in our unconsolidated entities. We also used $77.3 million of cash in financing activities in the three-month period ended January 31, 2010, principally for the repayment and redemption of debt (primarily our senior subordinated notes, our mortgage company warehouse loan and other loans payable).

In the three-month period ended January 31, 2009, our cash and cash equivalents decreased by $100.0 million from October 31, 2008. Cash used in operating activities during the fiscal 2009 period was $58.5 million. Cash used in operating activities was primarily used for the payment of accounts payable and accrued liabilities, income tax payments made for the settlement of previously accrued tax audits, offset, in part, by a reduction in inventory and the receipt of an income tax refund on previously paid taxes. The decreases in inventory, accounts payable and accrued liabilities were due primarily to the decline in our business as previously discussed. We used $33.4 million of cash in financing activities, primarily for the repayment of debt, offset in part by cash generated from stock-based benefit plans and the tax benefits of stock-based compensation.

At January 31, 2010, the aggregate purchase price of land parcels under option and purchase agreements was approximately $623.8 million (including $138.5 million of land to be acquired from joint ventures in which we have invested). Of the $623.8 million of land purchase commitments, we had paid or deposited $79.6 million, we will receive a credit for prior investments in joint ventures of approximately $37.7 million and, if we acquire all of these land parcels, we will be required to pay $506.5 million. Of the $506.5 million we would be required to pay, we recorded $119.6 million of this amount in accrued expenses at January 31, 2010. The purchases of these land parcels are scheduled over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.

In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own several years’ supply of home sites, we do not need to buy home sites immediately to replace those which we deliver. In addition, we generally do not begin construction of our single-family detached homes until we have a signed contract with the home buyer, although in the past several years, due to the high cancellation rate of customer contracts and the increase in the number of attached-home communities from which we were operating (all of the units of which are generally not sold prior to the commencement of construction), the number of speculative homes in our inventory increased significantly. Should our business remain at its current level or decline from present levels, we believe that our inventory levels would continue to decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, not incur additional costs to improve land we already own and as we sell and deliver the speculative homes that are currently in inventory, all of which should result in additional cash flow from operations. In addition, we might continue to delay or curtail our acquisition of additional land, as we have since the second half of fiscal 2006, which would further reduce our inventory levels and cash needs. We have begun to see land being offered at prices that we believe are attractive based on current market conditions, and have entered into several contracts to acquire land since November 1, 2009. At January 31, 2010, we owned or controlled through options approximately 31,700 home sites, as compared to approximately 31,900 at October 31, 2009, approximately 37,900 at January 31, 2009 and approximately 91,200 at April 30, 2006, our peak in terms of home sites owned or controlled through options. Of the 31,700 home sites owned or controlled through options at January 31, 2010, we owned approximately 27,000; significant improvements were completed on approximately 10,400 of the 27,000.

We have a $1.89 billion credit facility consisting of a $1.56 billion unsecured revolving credit facility and a $331.7 million term loan facility (collectively, the “Credit Facility”) with 30 banks, which extends to March 2011. At January 31, 2010, we had no outstanding borrowings against the revolving credit facility but had letters of credit of approximately $177.7 million outstanding under it. Under the terms of the Credit Facility, our maximum leverage ratio (as defined in the agreement) may not exceed 2.00 to 1.00 and at January 31, 2010, we were required to maintain a minimum tangible net worth (as defined in the agreement) of approximately $1.88 billion. At January 31, 2010, our leverage ratio was approximately 0.26 to 1.00 and our tangible net worth was approximately $2.46 billion.

During the three-month period ended January 31, 2010, we redeemed all of the remaining $47.9 million outstanding principal amount of our Toll Corp. 8.25% Senior Subordinated Notes due December 2011 at a cash redemption price equal to the full principal amount plus accrued and unpaid interest.

We believe that we will be able to continue to fund our current operations and meet our contractual obligations through a combination of existing cash resources and other sources of credit. Due to the deterioration of the credit markets and the uncertainties that exist in the economy and for home builders in general, we cannot be certain that we will be able to replace existing financing or find sources of additional financing in the future.

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

In general, housing demand is adversely affected by increases in interest rates and housing costs. Interest rates, the length of time that land remains in inventory and the proportion of inventory that is financed affect our interest costs. If we are unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, affecting prospective buyers’ ability to adequately finance home purchases, our revenues, gross margins and net income would be adversely affected. Sales price increases, whether the result of inflation or demand, may affect the ability of prospective buyers to afford new homes.

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

The following tables summarize information related to revenues, gross contracts signed, contract cancellations, net contracts signed and sales incentives provided on units delivered by geographic segment for the three-month periods ended January 31, 2010 and 2009, and information related to backlog by geographic segment at January 31, 2010 and 2009.

Revenues — Three months ended January 31:

	Total Number of
	Contracts		Total Value of Contracts
	2010	2009	2010	2009
	Units	Units	(In millions)	(In millions)

North	167	216	$91.4	$143.2
Mid-Atlantic	192	220	101.1	130.5
South	113	107	55.3	55.2
West	124	122	78.9	80.1

	596	665	$326.7	$409.0

Gross Contracts Signed — Three months ended January 31:

	Total Number of
	Contracts		Total Value of Contracts
	2010	2009	2010	2009
	Units	Units	(In millions)	(In millions)

North	148	116	$77.6	$65.6
Mid-Atlantic	170	120	96.4	67.2
South	126	112	62.1	55.8
West	120	75	77.1	54.2

	564	423	$313.2	$242.8

Contract Cancellations — Three months ended January 31:

	Total Number of
	Contracts		Total Value of Contracts
	2010	2009	2010	2009
	Units	Units	(In millions)	(In millions)

North	12	62	$4.7	$50.9
Mid-Atlantic	9	37	6.8	27.6
South	9	34	5.5	19.3
West	8	24	4.1	17.2

	38	157	$21.1	$115.0

Net Contracts Signed — Three months ended January 31:

	Total Number of
	Contracts		Total Value of Contracts
	2010	2009	2010	2009
	Units	Units	(In millions)	(In millions)

North	136	54	$72.9	$14.7
Mid-Atlantic	161	83	89.6	39.6
South	117	78	56.6	36.5
West	112	51	73.0	37.0

	526	266	$292.1	$127.8

Contract Cancellations as a Percentage of Gross Contracts Signed — Three months ended January 31:

	Total Number of
	Contracts		Total Value of Contracts
	2010	2009	2010	2009

North	8.1%	53.4%	6.1%	77.6%
Mid-Atlantic	5.3%	30.8%	7.0%	41.1%
South	7.1%	30.4%	8.9%	34.5%
West	6.7%	32.0%	5.3%	31.8%
Total	6.7%	37.1%	6.7%	47.4%

Backlog at January 31:

	Total Number of
	Contracts		Total Value of Contracts
	2010	2009	2010	2009
	Units	Units	(In millions)	(In millions)

North	519	708	$265.1	$434.0
Mid-Atlantic	462	421	282.2	271.5
South	286	325	149.2	186.4
West	194	193	143.7	152.4

	1,461	1,647	$840.2	$1,044.3

Sales incentives provided to home buyers on homes closed during the three-month periods ended January 31, 2010 and 2009 and their percentage of gross value of revenues are as follows:

			As a % of
	Total Value		Gross Revenues
	2010	2009	2010	2009
	(In millions)	(In millions)%		%

North	$10.7	$7.1	10.5%	4.7%
Mid-Atlantic	21.6	20.9	17.6%	13.8%
South	8.6	6.8	13.4%	11.0%
West	17.9	16.1	18.5%	16.7%

Total	$58.8	$50.9	15.3%	11.1%

Revenues and Loss Before Income Taxes:

The following table summarizes by geographic segments total revenues and loss before income taxes for the three-month periods ended January 31, 2010 and 2009 (amounts in millions):

	Three Months Ended January 31,
	2010	2009

Revenue:
North	$91.4	$143.2
Mid-Atlantic	101.1	130.5
South	55.3	55.2
West	78.9	80.1

Total	$326.7	$409.0

Loss before income taxes:
North	$(1.8)	$(27.2)
Mid-Atlantic	(5.1)	(4.3)
South	(8.8)	(26.4)
West	(11.4)	(72.6)
Corporate and other(a)	(29.7)	(26.1)

Total	$(56.8)	$(156.6)

(a)	Corporate and other is comprised principally of general corporate expenses such as the Offices of the Chief Executive Officer and President, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, offset in part by interest income and income from our ancillary businesses.

North

Revenues in the three months ended January 31, 2010 were lower than those for the comparable period of fiscal 2009 by $51.7 million, or 36%. The decrease in revenues was attributable to a 23% decrease in the number of homes delivered and a 17% decrease in the average price of homes delivered. The decrease in the number of homes delivered in the fiscal 2010 period, as compared to the fiscal 2009 period, was primarily due to lower backlog at October 31, 2009, as compared to October 31, 2008. The decline in backlog at October 31, 2009, as compared to October 31, 2008, was due primarily to an 11% and 16% decrease in the number and average sales price, respectively, of net contracts signed in fiscal 2009 over fiscal 2008. The decrease in the average price of homes delivered in the three months ended January 31, 2010, as compared to the fiscal 2009 period, was primarily due to a shift in the number of homes delivered to less expensive products and/or locations and higher sales incentives given on the homes delivered in the fiscal 2010 period, as compared to the fiscal 2009 period.

The value of net contracts signed in the three months ended January 31, 2010 was $72.9 million, a 396% increase from the $14.7 million of net contracts signed during the three months ended January 31, 2009. The increase in the value of net contracts signed was primarily due to an increase of 152% in the number of net contracts signed and an increase of 97% in the average value of each net contract. The increase in the number of net contracts signed in the fiscal 2010 period, as compared to the fiscal 2009 period, was primarily due to a decrease in the number of contracts cancelled from 62 in the three months ended January 31, 2009 to 12 in the three months ended January 31, 2010 and an improvement in housing demand in the fiscal 2010 period as compared to the fiscal 2009 period. The increase in the average sales price of net contracts signed was primarily attributable to a decrease in cancellations in the fiscal 2010 period at one of our high-rise properties located in a New Jersey urban market, which had higher average prices than our typical product. The average sales price of gross contracts signed in the three-month period ended January 31, 2010 was $524,600, a decrease of 7% from the $565,600 average sales price of gross contracts signed in the three-month period ended January 31, 2009. The decrease in average sales price of gross contracts was primarily due to a shift in the number of contracts signed to less expensive areas and/or products and higher sales incentives given to homebuyers in the fiscal 2010 period, as compared to the fiscal 2009 period.

We reported losses before income taxes of $1.8 million and $27.2 million in the three-month periods ended January 31, 2010 and 2009, respectively. The decrease in the loss was primarily due to lower cost of revenues as a percentage of revenues and lower selling, general and administrative expenses in the three months ended January 31, 2010, as compared to the three months ended January 31, 2009, and $0.9 million of income from unconsolidated entities in the fiscal 2010 period, as compared to a $5.3 million loss from unconsolidated entities in the comparable period of fiscal 2009. Cost of revenues before interest as a percentage of revenues was 89.1% in the three months ended January 31, 2010, as compared to 101.4% in the three months ended January 31, 2009. The lower cost of revenues was primarily the result of lower impairment charges in fiscal 2010, as compared to fiscal 2009, partially offset by increased sales incentives given to home buyers on the homes delivered and a shift in product mix of homes delivered to lower margin product or areas. As a percentage of revenues, higher sales incentives increased cost of revenues by approximately 5.1% in the three months ended January 31, 2010, as compared to the fiscal 2009 period. We recognized inventory impairment charges of $6.3 million and $36.9 million in the three months ended January 31, 2010 and 2009, respectively. The loss from unconsolidated entities included a $6.0 million impairment charge in the fiscal 2009 period related to one of the unconsolidated entities.

Mid-Atlantic

For the three months ended January 31, 2010, revenues were lower than those for the fiscal 2009 period by $29.4 million, or 23%, primarily due to a 13% decrease in the number of homes delivered and an 11% decrease in the average sales price of the homes delivered. The decrease in the number of homes delivered was primarily due to lower backlog at October 31, 2009, as compared to October 31, 2008. The decrease in the value of backlog was primarily the result of a 22% decrease in the number of net contracts signed in fiscal 2009 over fiscal 2008 due to weak demand. The decrease in the average price of the homes delivered in the fiscal 2010 period, as compared to the fiscal 2009 period, was primarily related to a shift in the number of homes delivered to less expensive products and/or locations and higher sales incentives given on the homes delivered in the fiscal 2010 period, as compared to the fiscal 2009 period.

The value of net contracts signed during the three-month period ended January 31, 2010 increased by $50.0 million, or 126%, from the three-month period ended January 31, 2009. The increase was due to 94% increase in the number of net contracts signed and a 17% increase in the average value of each net contract. The increase in the number of net contracts signed was due primarily to a decrease in the number of contracts cancelled from 37 in the fiscal 2009 period to 9 in the fiscal 2010 period, and an improvement in housing demand in the fiscal 2010 period, as compared to the fiscal 2009 period. The increase in the average value of each net contract signed was primarily due to a decrease in cancellations of higher priced homes in the fiscal 2010 period, as compared to the fiscal 2009 period. Excluding cancellations, the average value of each contract increased 1% in the three-month period ended January 31, 2010, as compared to the comparable period of fiscal 2009.

For the three months ended January 31, 2010 and 2009, we reported losses before income taxes of $5.1 million and $4.3 million, respectively. The increase in the loss before income taxes was due to a decline in revenues, offset, in part, by lower impairment charges and selling, general and administrative expenses in the fiscal 2010 period, as compared to the fiscal 2009 period. We recognized inventory impairment charges of $10.6 million and $16.4 million for the three months ended January 31, 2010 and 2009, respectively.

South

Revenues of $55.3 million in the three months ended January 31, 2010 were comparable to the fiscal 2009 period. During the three-month period ended January 31, 2010, the number of homes delivered increased by 6%; however, this was offset by a 5% decrease in the average price of homes delivered. The increase in the number of homes delivered was primarily due to a decrease in the number of contracts cancelled in the fiscal 2010 period, as compared the fiscal 2009 period, and an increase in the percentage of beginning backlog which settled in the three months ended January 31, 2010, as compared to the three months ended January 31, 2009. The decrease in the average price of homes delivered was primarily attributable to a shift in number of homes delivered to less expensive areas and/or products in the fiscal 2010 period, as compared to the fiscal 2009 period and higher sales incentives given on the homes delivered in the fiscal 2010 period, as compared to the fiscal 2009 period.

For the three months ended January 31, 2010, the value of net contracts signed increased by $20.0 million, or 55%, as compared to the fiscal 2009 period. The increase was attributable to increases of 50% and 3% in the number and average value of net contracts signed, respectively. The increase in the number of net contracts signed was primarily due to a decrease in the number of contract cancellations from 34 in the fiscal 2009 period to 9 in the fiscal 2010 period. The increase in the average sales price of net contracts signed was primarily due to a decrease in the number of cancellations in the fiscal 2010 period, as compared to the fiscal 2009 period, which had a higher average sales price. Excluding cancellations, the average value of each contract signed decreased 1% in the three months ended January 31, 2010, as compared to the three months ended January 31, 2009.

We reported losses before income taxes for the three months ended January 31, 2010 and 2009 of $8.8 million and $26.4 million, respectively. The decline in the loss before income taxes was primarily due to lower impairment charges in the fiscal 2010 period, as compared to the fiscal 2009 period. Impairment charges decreased from $24.6 million in the three-month period ended January 31, 2009 to $5.9 million in the three-month period ended January 31, 2010.

West

For the three months ended January 31, 2010, revenues were lower than those for the comparable period of fiscal 2009 by $1.2 million, or 2%, primarily due to a 3% decrease in the average sales price of the homes delivered, offset, in part, by a 2% increase in the number of homes delivered. The decrease in the average price of homes delivered was primarily due to higher sales incentives and a shift in the number of homes delivered to less expensive products and/or locations in the fiscal 2010 period, as compared to the fiscal 2009 period. The increase in the number of homes delivered was primarily attributable to an increase in the number of contracts signed and homes delivered during the three-month period ended January 31, 2010, as compared to number of contracts signed and homes delivered during the three-month period ended January 31, 2009, offset, in part, by the lower backlog of homes at October 31, 2009, as compared to October 31, 2008.

The value of net contracts signed during the three months ended January 31, 2010 increased $36.0 million, or 97%, as compared to the fiscal 2009 period. The increase was attributable to a 120% increase in the number of net contracts signed, offset, in part, by a 10% decrease in the average value of each net contract. The increase in the number of net contracts signed was due to a decrease in the number of contracts cancelled from 24 in the fiscal 2009 period to 8 in the fiscal 2010 period and an improvement in housing demand in the fiscal 2010 period, as compared to the fiscal 2009 period. The decrease in the average sales price of net contracts signed was primarily due to higher sales incentives given to homebuyers in the fiscal 2010 period, as compared to the fiscal 2009 period, and a shift in the number of contracts signed to less expensive areas and/or products in the fiscal 2010 period, as compared to the fiscal 2009 period.

For the three months ended January 31, 2010 and 2009, we reported losses before income taxes of $11.4 million and $72.6 million, respectively. The decrease in the loss before income taxes was primarily due to lower impairment charges and lower selling, general and administrative expenses in the fiscal 2010 period, as compared to the fiscal 2009, offset, in part by, increased sales incentives given to home buyers on homes delivered. We recognized inventory impairment charges of $10.6 million and $72.7 million in the three months ended January 31, 2010 and 2009, respectively.

Other

Other loss before income taxes for the three months ended January 31, 2010 was $29.7 million, an increase of $3.6 million from the $26.1 million loss before income taxes reported for the three months ended January 31, 2009. This increase was primarily the result of increased interest directly expensed in the fiscal 2010 period, as compared to the fiscal 2009 period, and a $2.4 million decline in interest income in the fiscal 2010 period, as compared to the fiscal 2009 period, which was partially offset by lower unallocated general and administrative expenses of $5.1 million in the fiscal 2010 period, as compared to the fiscal 2009 period. Interest expensed directly was $7.3 million in the fiscal 2010 period and $0.8 million in the fiscal 2009 period. See “Interest Expense” in this MD&A for additional information on interest directly expensed.

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

The table below sets forth, at January 31, 2010, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):

	Fixed-Rate Debt		Variable-Rate Debt
		Weighted-Average		Weighted-Average
Fiscal Year of Maturity	Amount	Interest Rate	Amount	Interest Rate

2010	$15,050	4.52%	$78,256	2.37%
2011	12,807	5.01%	331,817	0.74%
2012	18,893	4.29%	150	0.30%
2013	357,976	6.40%	150	0.30%
2014	304,131	4.92%	150	0.30%
Thereafter	951,925	7.15%	12,395	0.30%
Discount	(11,868)

Total	$1,648,914	6.51%	$422,918	1.03%

Fair value at January 31, 2010	$1,716,940		$422,918

Based upon the amount of variable-rate debt outstanding at January 31, 2010, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $4.2 million per year.

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

There has not been any change in internal control over financial reporting during our quarter ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 4, 2009, a second shareholder derivative action was brought by Oliverio Martinezin the U.S. District Court for the Eastern District of Pennsylvania. The case was brought against the eleven then-current members of our board of directors and Chief Accounting Officer. This complaint alleges breaches of fiduciary duty, waste of corporate assets, and unjust enrichment during the period from February 2005 to November 2006. The complaint further alleges that certain of the defendants sold our stock during this period while in possession of the allegedly non-public, material information about the role of speculative investors in our sales and plaintiff seeks disgorgement of profits from these sales. The complaint also asserts a claim for equitable indemnity for costs and expenses incurred by us in connection with defending the securities class action discussed above.

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

There has been no material change in our risk factors as previously disclosed in our Form 10-K for the fiscal year ended October 31, 2009 in response to Item 1A. to Part 1 of such Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2010, we repurchased the following shares of our common stock:

			Total Number	Maximum
	Total	Average	of Shares	Number of Shares
	Number of	Price	Purchased as Part of	that May Yet be
	Shares	Paid Per	Publicly Announced	Purchased Under the
Period	Purchased(a)(b)	Share	Plans or Programs(c)	Plans or Programs(c)
	(In thousands)		(In thousands)	(In thousands)

November 1, 2009 to November 30, 2009	2	20.01	2	11,860
December 1, 2009 to December 31, 2009	3	18.23	3	11,857
January 1, 2010 to January 31, 2010	2	19.64	2	11,855

	7	19.11	7

(a)	The terms of our Restricted Stock Unit awards (“RSUs”) permit us to withhold from the total number of shares of our common stock that an employee is entitled to receive upon distribution pursuant to a RSU that number of shares having a fair market value at the time of distribution equal to the applicable income tax withholdings, and remit the remaining shares to the employee. During the three months ended January 31, 2010, we withheld 549 shares subject to RSUs with a fair market value of $9,500 to cover income taxes on distributions, and distributed 1,227 shares to employees. The 549 shares withheld are not included in the total number of shares purchased in the table above.

(b)	Our stock incentive plans permit participants to exercise stock options using a “net exercise” method at the discretion of the Executive Compensation Committee of our Board of Directors. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three months ended January 31, 2010, the net exercise method was employed to exercise options to acquire 134,000 shares of our common stock; we withheld 28,238 of the shares subject to the options to cover $586,200 of option exercise costs and income tax withholdings and issued the remaining 105,762 shares to the participants. The 28,238 shares withheld in connection with the net exercise method are not included in the total number of shares purchased in the table above.

(c)	On March 26, 2003, we announced that our Board of Directors had authorized the repurchase of up to 20 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.

Except as set forth above, we have not repurchased any of our equity securities.

We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so. Rather, we will follow a policy of retaining earnings in order to finance future growth in our business and, from time to time, repurchase shares of our common stock.

The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our earnings, capital requirements, our operating and financial condition, and any contractual limitations then in effect. In this regard, our senior subordinated notes contain restrictions on the amount of dividends we may pay on our common stock. In addition, our Credit Facility requires us to maintain a minimum tangible net worth (as defined in the credit agreement), which restricts the amount of dividends we may pay. At January 31, 2010, under the most restrictive of these provisions, we could have paid up to approximately $580 million of cash dividends.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10	.1*	Amended and Restated Credit Agreement by and among First Huntingdon Finance Corp., the Registrant and the lenders which are parties thereto dated March 17, 2006, is filed herewith.
10.2		Restricted Stock Unit Award to Robert I. Toll, dated December 21, 2009, pursuant to the Amended and Restated Stock Incentive Plan for Employees (2007) is incorporated by reference to Exhibit 10.17 of the Registrant’s Form 10-K for the period ended October 31, 2009.
10.3		Toll Brothers, Inc. Cash Bonus Plan (amended and restated as of December 9, 2009) is incorporated by reference to Exhibit 10.21 of the Registrant’s Form 10-K for the period ended October 31, 2009.
10	.4*	Form of Stock Award Amendment pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Non-Employee Directors (2007) is filed herewith.
31	.1*	Certification of Robert I. Toll pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Joel H. Rassman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Robert I. Toll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Joel H. Rassman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC.
(Registrant)

By:	/s/ Joel H. Rassman
Joel H. Rassman
Executive Vice President, Treasurer and Chief
Financial Officer (Principal Financial Officer)

Date: March 10, 2010

By:	/s/ Joseph R. Sicree
Joseph R. Sicree
Senior Vice President and Chief Accounting
Officer (Principal Accounting Officer)

Date: March 10, 2010