Form 10-Q
period 2010-04-30
TOLL BROTHERS INC
filed 2010-06-08
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______ TO _______
Commission file number 1-9186
TOLL BROTHERS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2416878 I.R.S. Employer Identification No.)

250 Gibraltar Road, Horsham, Pennsylvania (Address of principal executive offices)	19044 (Zip Code)
(215) 938-8000
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “an accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At June 1, 2010, there were approximately 165,443,000 shares of Common Stock, $.01 par value, outstanding.

TOLL BROTHERS, INC. AND SUBSIDIARIES

STATEMENT ON FORWARD-LOOKING INFORMATION
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to estimates or other expectations regarding future events. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements may include, but are not limited to, information related to: anticipated operating results; home deliveries; our financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues; selling, general and administrative expenses; interest expense; inventory write-downs; anticipated tax refunds; effects of home buyer cancellations; growth and expansion; joint ventures in which we are involved; anticipated income to be realized from our investments in unconsolidated entities; the ability to acquire land; the ability to gain approvals and to open new communities; the ability to sell homes and properties; the ability to deliver homes from backlog; the ability to secure materials and subcontractors; the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities in the future; legal proceedings to which we are a party; potential exposure relating to construction defect, product liability and home warranty issues and the possible impact of any claims relating thereto; industry trends; and stock market valuations.
From time to time, forward-looking statements also are included in our Form 10-K and other periodic reports on Forms 10-Q and 8-K, in press releases, in presentations, on our web site and in other materials released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. These include risks and uncertainties such as: local, regional, national and international economic conditions; demand for homes; domestic and international political events; uncertainties created by terrorist attacks; effects of governmental legislation and regulation; the competitive environment in which we operate; changes in consumer confidence; changes in interest rates; unemployment rates; changes in sales conditions, including home prices, in the markets where we build homes; the availability and cost of land for future growth; conditions that could result in inventory write-downs or write-downs associated with investments in unconsolidated entities; the ability to recover our deferred tax assets; the availability of capital; uncertainties in the capital and securities markets; liquidity in the credit markets; changes in tax laws and their interpretation; the outcome of various legal proceedings; the availability of adequate insurance at reasonable cost; the impact of construction defect, product liability and home warranty claims, including the adequacy of self-insurance accruals, the applicability and sufficiency of our insurance coverage; the ability of customers to obtain financing for the purchase of homes; the ability of home buyers to sell their existing homes; the ability of the participants in various joint ventures to honor their commitments; the availability and cost of labor and building and construction materials; the cost of raw materials; construction delays; and weather conditions.
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
Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. On May 26, 2010, we issued a press release and held a conference call to review the results of operations for the six-month and three-month periods ended April 30, 2010 and to discuss the current state of our business. The information contained in this report is the same information given in the press release and on the conference call on May 26, 2010, and we are not reconfirming or updating that information in this Form 10-Q.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	April 30,	October 31,
	2010	2009
	(unaudited)
ASSETS
Cash and cash equivalents	$1,361,969	$1,807,718
Marketable U.S. Treasury securities	186,036	101,176
Inventory	3,320,995	3,183,566
Property, construction and office equipment, net	82,205	70,441
Receivables, prepaid expenses and other assets	91,190	95,774
Mortgage loans receivable	47,107	43,432
Customer deposits held in escrow	28,920	17,653
Investments in and advances to unconsolidated entities	170,463	152,844
Income tax refund recoverable	200,580	161,840

	$5,489,465	$5,634,444

LIABILITIES AND EQUITY
Liabilities:
Loans payable	$433,188	$472,854
Senior notes	1,588,616	1,587,648
Senior subordinated notes		47,872
Mortgage company warehouse loan	30,006	27,015
Customer deposits	93,485	88,625
Accounts payable	97,214	79,097
Accrued expenses	618,901	640,221
Income taxes payable	179,684	174,630

Total liabilities	3,041,094	3,117,962

Equity:
Stockholders’ equity:
Preferred stock, none issued
Common stock, 165,428 and 164,732 shares issued at April 30, 2010 and October 31, 2009, respectively	1,654	1,647
Additional paid-in capital	329,662	316,518
Retained earnings	2,116,675	2,197,830
Treasury stock, at cost — 2 and 7 shares at April 30, 2010 and October 31, 2009, respectively	(48)	(159)
Accumulated other comprehensive loss	(2,855)	(2,637)

Total stockholders’ equity	2,445,088	2,513,199
Noncontrolling interest	3,283	3,283

Total equity	2,448,371	2,516,482

	$5,489,465	$5,634,444

See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Six months ended		Three months ended
	April 30,		April 30,
	2010	2009	2010	2009
Revenues	$637,969	$807,350	$311,271	$398,327

Cost of revenues	623,507	933,740	305,739	447,760
Selling, general and administrative	126,822	161,864	59,549	76,913
Interest expense	13,464	5,245	6,207	4,433

	763,793	1,100,849	371,495	529,106

Loss from operations	(125,824)	(293,499)	(60,224)	(130,779)
Other:
Income (loss) from unconsolidated entities	1,646	(4,616)	1,280	481
Expenses related to early retirement of debt	(34)	(2,067)		(2,067)
Interest and other	15,669	21,717	7,155	10,461

Loss before income tax benefit	(108,543)	(278,465)	(51,789)	(121,904)
Income tax benefit	(27,388)	(106,405)	(11,388)	(38,739)

Net loss	$(81,155)	$(172,060)	$(40,401)	$(83,165)

Loss per share:
Basic	$(0.49)	$(1.07)	$(0.24)	$(0.52)

Diluted	$(0.49)	$(1.07)	$(0.24)	$(0.52)

Weighted average number of shares:
Basic	165,322	160,917	165,407	161,134
Diluted	165,322	160,917	165,407	161,134
See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended April 30,
	2010	2009
Cash flow from operating activities:
Net loss	$(81,155)	$(172,060)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,025	12,084
Stock-based compensation	6,330	7,478
Excess tax benefits from stock-based compensation	(2,606)	(3,331)
Impairment of investment in unconsolidated entities		6,000
Income from unconsolidated entities	(1,646)	(1,384)
Distributions of earnings from unconsolidated entities		813
Deferred tax benefit		(24,881)
Inventory impairments	75,712	270,252
Write-off of unamortized debt issuance costs	34	692
Changes in operating assets and liabilities
(Increase) decrease in inventory	(192,804)	154,402
Origination of mortgage loans	(241,631)	(246,678)
Sale of mortgage loans	238,071	248,741
Decrease in receivables, prepaid expenses and other assets	3,187	18,090
Decrease in customer deposits	(6,407)	(31,008)
Increase (decrease) in accounts payable and accrued expenses	348	(95,057)
Increase in income tax recoverable	(38,740)
Increase (decrease) in current income taxes payable	8,389	(112,773)

Net cash (used in) provided by operating activities	(223,893)	31,380

Cash flow from investing activities:
Purchase of property and equipment	(748)	(2,202)
Purchases of marketable securities	(85,450)
Investments in and advances to unconsolidated entities	(25,931)	(16,446)
Return of investments from unconsolidated entities	4,446	1,443

Net cash used in investing activities	(107,683)	(17,205)

Cash flow from financing activities:
Net proceeds from issuance of senior notes		389,400
Proceeds from loans payable	346,472	272,151
Principal payments of loans payable	(419,121)	(353,162)
Redemption of senior subordinated notes	(47,872)
Proceeds from stock-based benefit plans	4,124	4,580
Excess tax benefits from stock-based compensation	2,606	3,331
Purchase of treasury stock	(382)	(970)

Net cash (used in) provided by financing activities	(114,173)	315,330

Net (decrease) increase in cash and cash equivalents	(445,749)	329,505
Cash and cash equivalents, beginning of period	1,807,718	1,633,495

Cash and cash equivalents, end of period	$1,361,969	$1,963,000

See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Toll Brothers, Inc. (the “Company”), a Delaware corporation, and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in 50% or less owned partnerships and affiliates are accounted for using the equity method unless it is determined that the Company has effective control of the entity, in which case the entity is consolidated.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2009 balance sheet amounts and disclosures included herein have been derived from the Company’s October 31, 2009 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, the Company suggests that they be read in conjunction with the consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended October 31, 2009. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of April 30, 2010, the results of its operations for the six-month and three-month periods ended April 30, 2010 and 2009, and its cash flows for the six-month periods ended April 30, 2010 and 2009. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
Inventory
Inventory is stated at cost unless an impairment exists, in which case it is written down to fair value in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment” (“ASC 360”). In addition to direct land acquisition costs, land development costs and home construction costs, costs also include interest, real estate taxes and direct overhead related to development and construction, which are capitalized to inventory during the period beginning with the commencement of development and ending with the completion of construction. For those communities that have been temporarily closed, no additional interest is allocated to a community’s inventory until it re-opens. While the community remains closed, carrying costs such as real estate taxes are expensed as incurred. Once a parcel of land has been approved for development and the Company opens one of its typical communities, it may take four to five years to fully develop, sell and deliver all the homes in such community. Longer or shorter time periods are possible depending on the number of home sites in a community and the sales and delivery pace of the homes in a community. The Company’s master planned communities, consisting of several smaller communities, may take up to ten years or more to complete. Because of the downturn in the Company’s business, the aforementioned estimated community lives could be significantly longer. Because the Company’s inventory is considered a long-lived asset under GAAP, it is required, under ASC 360, to regularly review the carrying value of each community and write down the value of those communities for which it believes the values are not recoverable.
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
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” as codified in ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 provides guidance for using fair value to measure assets and liabilities. ASC 820 also responds to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The Company adopted ASC 820 with respect to financial instruments effective for its fiscal year beginning November 1, 2008. See Note 10, “Fair Value Disclosures,” for information concerning the adoption of ASC 820. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 (“FSP 157-2”) (codified in ASC 820) which delayed the effective date of ASC 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 applies to, but is not limited to, long-lived assets (asset groups) measured at fair value for an impairment assessment (i.e., inventory impairment assessments). FSP 157-2 deferred the effective date of ASC 820 for nonfinancial assets and nonfinancial liabilities for the Company to November 1, 2009. The adoption of ASC 820 related to nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment to ARB No. 51,” as codified in ASC 810, “Consolidation” (“ASC 810”). Under the provisions of ASC 810, a noncontrolling interest in a subsidiary, or minority interest, must be classified as equity and the amount of consolidated net income (loss) specifically attributable to the minority interest must be clearly identified in the consolidated statement of operations. ASC 810 also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling interest retained in a deconsolidation. ASC 810 was effective for the Company’s fiscal year beginning November 1, 2009. The adoption of ASC 810 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” as codified in ASC 260, “Earnings per Share” (“ASC 260”). Under ASC 260, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. ASC 260 was effective for the Company’s fiscal year beginning November 1, 2009. The adoption of ASC 260 did not have a material impact on the Company’s reported earnings per share.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), as codified in ASC 860, “Transfers and Serving” (“ASC 860”). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. SFAS 166 will be effective for the Company’s fiscal year beginning November 1, 2010. The Company is currently assessing the impact, if any, of SFAS 166 on its consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) codified in ASC 810. SFAS 167 eliminates FASB Interpretation No. 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009. Earlier application is prohibited. SFAS 167 will be effective for the Company’s fiscal year beginning November 1, 2010. The Company is currently assessing the impact, if any, of SFAS 167 on its consolidated financial statements.
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
Noncontrolling Interest
The Company has a 67% interest in an entity that is developing land. The financial statements of this entity are consolidated in the Company’s consolidated financial statements. All costs incurred by this entity are capitalized to its inventory. The amount shown in the Company’s condensed consolidated balance sheet under “Noncontrolling interest” represents the equity attributable to the 33% minority interest not owned by the Company.
Reclassification
In accordance with ASC 810, the Company has reclassified the minority interest in a consolidated entity to stockholders’ equity.
Certain other prior period amounts have been reclassified to conform to the fiscal 2010 presentation.

2. Inventory
Inventory at April 30, 2010 and October 31, 2009 consisted of the following (amounts in thousands):

	April 30,	October 31,
	2010	2009
Land controlled for future communities	$36,090	$60,611
Land owned for future communities	919,346	775,083
Operating communities	2,365,559	2,347,872

	$3,320,995	$3,183,566

Operating communities include communities offering homes for sale, communities that have sold all available home sites but have not completed delivery of the homes, communities that were previously offering homes for sale but are temporarily closed due to business conditions or non-availability of improved home sites and that are expected to reopen within twelve months of the end of the fiscal period being reported on, and communities preparing to open for sale. Communities that were previously offering homes for sale but are temporarily closed due to business conditions that do not have any remaining backlog and are not expected to reopen within twelve months of the end of the fiscal period being reported on have been classified as land owned for future communities. At April 30, 2010 and October 31, 2009, the Company included $42.7 million (10 communities) and $91.5 million (16 communities), respectively, of inventory related to temporarily closed communities in operating communities and $156.0 million (40 communities) and $75.9 million (16 communities), respectively, of inventory related to temporarily closed communities, in land owned for future communities.
The value attributable to operating communities includes the cost of homes under construction, land and land development costs, the carrying cost of home sites in current and future phases of these communities and the carrying cost of model homes.
During the three-month period ended April 30, 2010, the Company reclassified $18.7 million of inventory related to two non-equity golf course facilities to property, construction and office equipment. The $18.7 million was reclassified due to the completion of construction of the facilities and the substantial completion of the master planned communities of which the golf facilities are a part.
The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable in the six-month and three-month periods ended April 30, 2010 and 2009 as shown in the table below (amounts in thousands).

	Six months ended April 30,		Three months ended April 30,
	2010	2009	2010	2009
Land controlled for future communities	$2,192	$10,092	$561	$2,775
Land owned for future communities	35,750	84,450	26,750	49,450
Operating communities	37,770	175,710	15,020	67,410

	$75,712	$270,252	$42,331	$119,635

The Company reviews the profitability of each of its operating communities during each fiscal quarter. For those communities operating below certain profitability thresholds, or where other negative factors, such as a decline in market or economic conditions in the market where the community is located, high cancellation rates or a significant increase in speculative inventory in the community or in the market in general, exist, and the undiscounted cash flow is less than the carrying value, the Company determines the estimated fair value of those communities and adjusts the carrying value of the communities to their estimated fair values in accordance with ASC 360. The table below provides, for the periods indicated, the number of operating communities that the Company tested for potential impairment, the number of operating communities for which the Company recognized impairment charges and the amount of impairment charges recognized, and, as of the end of the period indicated, the fair value of those communities, net of impairment charges ($ amounts in millions).

		Impaired Operating Communities
			Fair Value of
	Number of		Communities
	Operating		Net of
	Communities	Number of	Impairment	Impairment
Three months ended:	Tested	Communities	Charges	Charges
Fiscal 2010:
January 31	260	14	$60.5	$22.8
April 30	161	7	$53.6	15.0

				$37.8

Fiscal 2009:
January 31	289	41	$216.2	$108.3
April 30	288	36	$181.8	67.4
July 31	288	14	$67.7	46.8
October 31	254	21	$116.4	44.9

				$267.4

At April 30, 2010, the Company evaluated its land purchase contracts to determine if any of the selling entities were variable interest entities (“VIEs”) and, if they were, whether the Company was the primary beneficiary of any of them. Under these land purchase contracts, the Company does not possess legal title to the land and its risk is generally limited to deposits paid to the sellers; the creditors of the sellers generally have no recourse against the Company. At April 30, 2010, the Company determined that it was the primary beneficiary of one VIE related to a land purchase contract and recorded $11.7 million of inventory and $6.1 million of accrued expenses. In addition, as of April 30, 2010, the Company determined that it was not the primary beneficiary of 18 VIEs related to land purchase contracts with an aggregate purchase price of $193.3 million, on which it had made aggregate deposits totaling $10.1 million.
The Company capitalizes certain interest costs to qualified inventory during the communities’ development and construction periods in accordance with ASC 835-20, “Capitalization of Interest Costs” (“ASC 835-20”). Capitalized interest is charged to cost of revenues when the related inventory is delivered. Interest incurred on homebuilding indebtedness in excess of qualified inventory, as defined in ASC 835-20, is charged directly to the statement of operations in the period incurred. In the six-month and three-month periods ended April 30, 2010, the Company expensed interest of $13.5 million and $6.2 million, respectively, directly to the statement of operations. In the six-month and three-month periods ended April 30, 2009, the Company expensed interest of $5.2 million and $4.4 million, respectively, directly to the statement of operations. During the three-month period ended July 31, 2009, the Company reviewed the methodology it applied in identifying qualified inventory used in the calculation of capitalized interest, and determined that the amount of qualified inventory was higher than the Company had previously identified and that the interest previously expensed directly to the statement of operations in the six-month and three-month period ended April 30, 2009 should have been capitalized. As a result of that review, the Company reversed and capitalized previously expensed interest in the three-month period ended July 31, 2009. Interest incurred, capitalized and expensed for the six-month and three-month periods ended April 30, 2010 and 2009, was as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2010	2009	2010	2009
Interest capitalized, beginning of period	$259,818	$238,832	$264,893	$250,969
Interest incurred	58,861	56,291	29,172	28,006
Interest expensed to cost of revenues	(32,378)	(31,735)	(15,125)	(16,511)
Interest directly expensed to statement of operations	(13,464)	(5,245)	(6,207)	(4,433)
Write-off against other income	(809)	(112)	(705)
Interest reclassified to property, construction and office equipment	(519)		(519)

Interest capitalized, end of period	$271,509	$258,031	$271,509	$258,031

Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. The amounts included in the table directly above reflect the gross amount of capitalized interest without allocation of any impairment charges recognized. The Company estimates that, had inventory impairment charges been allocated on a pro rata basis to the individual components of inventory, capitalized interest at April 30, 2010 and 2009 would have been reduced by approximately $61.3 million and $53.2 million, respectively.
3. Investments in and Advances to Unconsolidated Entities
Development Joint Ventures
The Company has investments in, and advances to, a number of joint ventures with unrelated parties to develop land (“Development Joint Ventures”). Some of these Development Joint Ventures develop land for the sole use of the venture participants, including the Company, and others develop land for sale to the joint venture participants and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites by Development Joint Ventures to other builders. With regard to home sites the Company purchases from the Development Joint Ventures, the Company reduces its cost basis in those home sites by its share of the earnings on the home sites. At April 30, 2010, the Company had approximately $61.8 million, net of impairment charges, invested in or advanced to Development Joint Ventures. In addition, the Company has a funding commitment of $3.5 million to one Development Joint Venture, should an additional investment in that venture be required.
As of April 30, 2010, the Company had recognized cumulative impairment charges in connection with its current Development Joint Ventures of $178.9 million. These impairment charges are attributable to investments in certain Development Joint Ventures that the Company did not believe were fully recoverable. The Company did not recognize any impairment charges in connection with its Development Joint Ventures during the six-month and three-month periods ended April 30, 2010 and 2009.
At April 30, 2010, the Development Joint Ventures had aggregate loan commitments of $1.07 billion and had approximately $1.07 billion borrowed against these commitments. These loans are non-recourse to the Company; however, with respect to loans obtained by some of the Development Joint Ventures, the Company executed completion guarantees and conditional repayment guarantees. The obligations under such completion guarantees and conditional repayment guarantees are several and not joint, and are limited to the Company’s pro-rata share of the loan obligations of each such respective Development Joint Venture. The Company estimates that, at April 30, 2010, the maximum liability, if any, under such completion guarantees and conditional repayment guarantees, including such completion guarantees and conditional repayment guarantees that are the subject of the litigation matters described below (net of amounts that the Company has accrued), is approximately $50.3 million.
In October 2008, the lending syndicate for one of the Development Joint Ventures completed a foreclosure on the land owned by that Development Joint Venture and filed a lawsuit against its members, including the parent companies of the members, seeking to recover damages under the completion guarantees. Each of the completion guarantees delivered by the members of that Development Joint Venture is several and not joint, therefore, the liability of the Company is limited to the Company’s pro-rata share of any damages awarded under such completion guarantees. In December 2008, the lending syndicate for another Development Joint Venture filed separate lawsuits against the members of the Development Joint Venture and their parent companies, seeking to recover damages under the completion guarantees and damages allegedly caused by the venture’s failure to repay the lenders. The Company does not believe that these alleged Development Joint Venture defaults and related lawsuits will have a material impact on the Company’s results of operations, cash flows and financial condition.
Planned Community Joint Ventures
The Company is a participant in a joint venture with an unrelated party to develop a single master planned community (the “Planned Community Joint Venture”). At April 30, 2010, the Company had an investment of $49.9 million in this Planned Community Joint Venture. At April 30, 2010, each participant had agreed to contribute additional funds up to $10.5 million if required. If a participant fails to make a required capital contribution, the other participant may make the additional contribution and diminish the non-contributing participant’s ownership interest.

Condominium Joint Ventures
At April 30, 2010, the Company had an aggregate of $45.5 million of investments in four joint ventures with unrelated parties to develop luxury condominium projects, including for-sale residential units and commercial space (“Condominium Joint Ventures”). At April 30, 2010, the Condominium Joint Ventures had aggregate loan commitments of $283.1 million, against which approximately $247.6 million had been borrowed. At April 30, 2010, the Company had guaranteed $10.0 million of the loans and other liabilities of these Condominium Joint Ventures.
As of April 30, 2010, the Company had recognized cumulative impairment charges against its investments in the Condominium Joint Ventures and its pro-rata share of impairment charges recognized by these Condominium Joint Ventures in the amount of $63.9 million. The Company did not recognize any impairment charges in connection with its Condominium Joint Ventures during the six-month and three-month periods ended April 30, 2010 or the three-month period ended April 30, 2009. The Company recognized a $6.0 million impairment charge in connection with one of its Condominium Joint Ventures during the six-month period ended April 30, 2009. At April 30, 2010, the Company did not have any commitments to make contributions to any Condominium Joint Venture in excess of those that the Company already has accrued.
Trust and Trust II
In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust II (“Trust II”) to be in a position to take advantage of commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by an affiliate of PASERS. At April 30, 2010, the Company had an investment of $12.0 million in Trust II. Prior to the formation of Trust II, the Company used Toll Brothers Realty Trust (the “Trust”) to invest in commercial real estate opportunities. The Trust is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Zvi Barzilay (and members of his family), Joel H. Rassman, Douglas C. Yearley, Jr. and a former member of the Company’s senior management; and one-third by an affiliate of PASERS (collectively, the “Shareholders”). At April 30, 2010, the Company’s investment in the Trust was $1.2 million. The Company provides development, finance and management services to the Trust and recognized fees under the terms of various agreements in the amount of $1.1 million in each of the six-month periods ended April 30, 2010 and 2009 and $0.5 million in each of the three-month periods ended April 30, 2010 and 2009. The Company believes that the transactions agreed upon between itself and the Trust were on terms no less favorable than it would have agreed to with unrelated parties.
General
At April 30, 2010, the Company had $100.2 million accrued for its aggregate exposure with respect to Development Joint Ventures, the Planned Community Joint Venture, Condominium Joint Ventures, the Trust and Trust II. The Company’s investments in these entities are accounted for using the equity method. The Company recognized $6.0 million of impairment charges related to its investments in and advances to unconsolidated entities in the six-month period ended April 30, 2009. The Company did not recognize any impairment charges related to its investments in and advances to unconsolidated entities in the six-month and three-month periods ended April 30, 2010 or the three-month period ended April 30, 2009. Impairment charges related to these entities are included in “Income (loss) from unconsolidated entities” in the Company’s Consolidated Statements of Operations.
4. Accrued Expenses
Accrued expenses at April 30, 2010 and October 31, 2009 consisted of the following (amounts in thousands):

	April 30,	October 31,
	2010	2009
Land, land development and construction	$125,278	$132,890
Compensation and employee benefits	94,050	90,828
Insurance and litigation	151,950	165,343
Commitments to unconsolidated entities	100,189	107,490
Warranty	52,769	53,937
Interest	29,944	27,445
Other	64,721	62,288

	$618,901	$640,221

The Company accrues for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Costs are accrued based upon historical experience. Changes in the warranty accrual for the six-month and three-month periods ended April 30, 2010 and 2009 were as follows (amounts in thousands):

	Six months		Three months
	ended April 30,		ended April 30,
	2010	2009	2010	2009
Balance, beginning of period	$53,937	$57,292	$53,359	$56,760
Additions — homes closed during the period	4,005	4,568	1,929	2,462
Additions (reductions) to accruals for homes closed in prior periods	604	289	151	(1,184)
Charges incurred	(5,777)	(7,686)	(2,670)	(3,575)

Balance, end of period	$52,769	$54,463	$52,769	$54,463

5. Senior Subordinated Notes
On December 1, 2009, the Company redeemed the remaining $47.9 million outstanding principal amount of its Toll Corp. 8.25% Senior Subordinated Notes due December 2011 at a cash redemption price of 100.0% of the principal amount plus accrued and unpaid interest on December 1, 2009.
6. Income Taxes
A reconciliation of the Company’s effective tax rate from the federal statutory rate for the six-month and three-month periods ended April 30, 2010 and 2009 is as follows ($ amounts in thousands):

	Six months ended April 30,				Three months ended April 30,
	2010		2009		2010		2009
	$	%	$	%	$	%	$	%
Federal tax benefit at statutory rate	$(37,991)	(35.0)	$(97,463)	(35.0)	$(18,126)	(35.0)	$(42,666)	(35.0)
State taxes net of federal benefit	(2,553)	(2.4)	(7,421)	(2.7)	(1,358)	(2.6)	(1,112)	(0.9)
Reversal of tax provisions due to expiration of statutes and settlements			(15,000)	(5.4)
Accrued interest on anticipated tax assessments	2,763	2.6	6,857	2.5	975	1.9	2,589	2.1
Valuation allowance — recognized	35,015	32.3	4,282	1.5	20,174	39.0	4,282	3.5
Valuation allowance — reversed	(24,051)	(22.2)			(12,644)	(24.4)	(3,002)	(2.5)
Other	(571)	(0.5)	2,340	0.9	(409)	(0.9)	1,170	1.0

Tax benefit	$(27,388)	(25.2)	$(106,405)	(38.2)	$(11,388)	(22.0)	$(38,739)	(31.8)

The valuation allowances recognized in the fiscal 2010 periods relate to deferred tax assets established in those periods. The deferred tax assets established in the fiscal 2010 periods relate to impairment charges and state tax benefits recognized in those periods. The valuation allowance reversed in the fiscal 2010 periods represent the reversal of prior year valuation allowances recognized on deferred tax assets that were recorded as expenses for book purposes in prior years and which we expect to recoup as tax refunds when the Company files its 2010 tax returns. The valuation allowances recognized in the fiscal 2009 periods relate to state tax benefits recognized in those periods.
During the six-month periods ended April 30, 2010 and 2009, the Company recognized in its tax benefit, before reduction for applicable taxes, potential interest and penalties of approximately $4.3 million and $11.0 million, respectively. During the three-month periods ended April 30, 2010 and 2009, the Company recognized in its tax benefit, before reduction for applicable taxes, potential interest and penalties of approximately $1.5 million and $4.0 million, respectively. At April 30, 2010 and October 31, 2009, the Company had accrued potential interest and penalties, before reduction of applicable taxes, of $44.1 million and $39.8 million, respectively. These amounts, after reduction of applicable taxes, were included in “Income taxes payable” on the Company’s Consolidated Balance Sheets.

A reconciliation of the change in the gross unrecognized tax benefits for the six-month and three-month periods ended April 30, 2010 and 2009 is as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2010	2009	2010	2009
Balance, beginning of period	$171,366	$320,679	$175,116	$285,750
Increase in benefit as a result of tax positions taken in prior years	4,250	11,000	1,500	4,000
Increase in benefit as a result of tax positions taken in current year	1,500	4,000	500	2,000
Decrease in benefit as a result of settlements		(19,898)		(969)
Refund of previous settlement payments		6,435		6,435
Decrease in benefit as a result of lapse of statute of limitation		(25,000)

Balance, end of period	$177,116	$297,216	$177,116	$297,216

The Company’s unrecognized tax benefits are included in “Income taxes payable” on the Company’s Condensed Consolidated Balance Sheets. If these unrecognized tax benefits reverse in the future, they would have a beneficial impact on the Company’s effective tax rate at that time. During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will change. The anticipated changes will be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken and the accrual of estimated interest and penalties.
During the six-month period ended April 30, 2009, the Company reached final settlement of its Internal Revenue Service (“IRS”) tax audits for fiscal years 2003 through 2005, State of California tax audits for fiscal years 2002 through 2006, and certain other amended filings. The state impact of any amended federal returns remains subject to examination by various states for a period of up to one year after formal notification of such amendments to the states. The Company and its subsidiaries have various state and other income tax returns in the process of examination or administrative appeal. The Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.
The Company recorded significant deferred tax assets in fiscal 2007, fiscal 2008 and fiscal 2009. These deferred tax assets were generated primarily by inventory impairments and impairments of investments in and advances to unconsolidated entities. The Company has assessed whether a valuation allowance should be established based on its determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company believes that the continued downturn in the housing market, the uncertainty as to its length and magnitude and the Company’s continued recognition of impairment charges are significant evidence of the need for a valuation allowance against its net deferred tax assets. At April 30, 2010 and October 31, 2009, we had recorded valuation allowances against our entire net deferred tax assets of $493.3 million and $482.3 million, respectively.
For federal income tax purposes, the Company expects to carry back tax losses incurred in fiscal 2009 against $462 million of taxable income it reported in fiscal 2007 and receive a tax refund related to such carry back of $161.8 million in fiscal 2010. The tax losses generated in fiscal 2009 will be primarily from the recognition for tax purposes of previously recognized book impairments and the recognition of stock option expenses not recognized for book purposes. This expected refund is included in “Income tax refund recoverable” on the Company’s Condensed Consolidated Balance Sheets.
The Company can carry back its fiscal 2010 tax losses against taxable income it reported for federal income tax purposes in its fiscal 2005 and 2006 tax years and recover up to a maximum of approximately $530 million of federal income taxes paid in those years. The Company has reflected $38.7 million of potential benefit in its April 30, 2010 consolidated balance sheet. This expected refund is included in “Income tax refund recoverable” on the Company’s Condensed Consolidated Balance Sheets.

The Company is allowed to carry forward tax losses for 20 years and apply such tax losses to future taxable income to realize federal deferred tax assets. As of April 30, 2010, the Company estimated that it did not have any federal tax losses to carry forward. In addition, the Company will be able to reverse its previously recognized valuation allowances during any future period for which it reports book income before income taxes. The Company will continue to review its deferred tax assets in accordance with GAAP.
For state tax purposes, due to past and projected losses in certain jurisdictions where the Company does not have carryback potential and/or cannot sufficiently forecast future taxable income, the Company has recognized cumulative valuation allowances of $50.8 million as of April 30, 2010 against its net state deferred tax assets. In the six-month periods ended April 30, 2010 and 2009, the Company recognized valuation allowances against its state deferred tax assets of $5.4 million ($3.5 million, net of federal benefit) and $6.6 million ($4.3 million, net of federal benefit), respectively. In the three-month periods ended April 30, 2010 and 2009, the Company recognized valuation allowances against its state deferred tax assets of $2.6 million ($1.7 million, net of federal benefit) and $2.0 million ($1.3 million, net of federal benefit), respectively. Future valuation allowances in these jurisdictions may continue to be recognized if the Company believes it will not generate sufficient future taxable income to utilize any future state deferred tax assets.
7. Accumulated Other Comprehensive Loss and Total Comprehensive Loss
Accumulated other comprehensive loss at April 30, 2010 and October 31, 2009 was $2.9 million and $2.6 million, respectively, and was primarily related to employee retirement plans.
The components of other comprehensive loss in the six-month and three-month periods ended April 30, 2010 and 2009 were as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2010	2009	2010	2009
Net loss as reported	$(81,155)	$(172,060)	$(40,401)	$(83,165)
Changes in pension liability, net of tax provision	(283)	(59)	(184)	(29)
Change in fair value of available-for-sale securities, net of tax provision	63		(78)

Comprehensive loss	$(81,375)	$(172,119)	$(40,663)	$(83,194)

Tax benefit recognized in total comprehensive loss	$146	$40	$175	$19

8. Employee Retirement Plan
The Company has two unfunded supplemental retirement plans for certain employees. During the six-month period ended April 30, 2010, two additional employees were added to the plans and one eligible employee’s benefits were increased. As a result of these changes, the projected benefit obligations and unamortized past service costs of the plans each increased by $1.1 million.
For the six-month and three-month periods ended April 30, 2010 and 2009, the Company recognized costs and made payments related to its supplemental retirement plans as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2010	2009	2010	2009
Service cost	$121	$66	$60	$33
Interest cost	694	682	347	341
Amortization of prior service obligation	614	538	307	269
Amortization of unrecognized gains		(636)		(318)

Total costs	$1,429	$650	$714	$325

Benefits paid	$62	$62	$28	$29

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
The weighted-average assumptions and the fair value used for stock option grants for the six-month and three-month periods ended April 30, 2010 and 2009 were as follows:

	2010	2009
Expected volatility	46.74% – 51.41%	46.74% – 50.36%
Weighted-average volatility	49.51	48.06%
Risk-free interest rate	2.15% – 3.47%	1.24% – 1.90%
Expected life (years)	4.44 – 8.69	4.29 – 8.52
Dividends	none	none
Weighted-average grant date fair value per share of options granted	7.63	$8.60
In the six-month and three-month periods ended April 30, 2010, the Company recognized $6.3 million and $1.4 million of stock compensation expense, respectively, and $2.5 million and $0.6 million of income tax benefit related to stock option grants, respectively. In the six-month and three-month periods ended April 30, 2009, the Company recognized $7.5 million and $1.8 million of stock compensation expense, respectively and $3.0 million and $0.7 million of income tax benefit related to stock option grants, respectively. The Company expects to recognize approximately $9.1 million of stock compensation expense and $3.6 million of income tax benefit in fiscal 2010 related to stock option grants. The Company recognized $10.6 million of stock compensation expense and $4.2 million of income tax benefit in fiscal 2009 related to stock option grants.
In December 2009, the Company issued restricted stock units (“RSUs”) relating to 19,663 shares of the Company’s common stock to seven employees with an aggregate fair value of $361,000. These RSUs will vest in annual installments over a four-year period. The value of the RSUs were determined to be equal to the number of shares of the Company’s common stock to be issued pursuant to the RSUs, multiplied by $18.38, the closing price of the Company’s common stock on the New York Stock Exchange (“NYSE”) on December 21, 2009, the date the RSUs were awarded. In the six-month and three-month periods ended April 30, 2010, the Company recognized $33,000 and $23,000, respectively, of expense related to the RSUs. At April 30, 2010, the Company had $329,000 of unamortized value related to the RSUs.
On December 7, 2009, the Executive Compensation Committee of the Company’s Board of Directors approved the award of a performance-based restricted stock unit (“Performance-Based RSU”) relating to 200,000 shares of the Company’s common stock to Robert I. Toll. The Performance-Based RSU will vest and Mr. Toll will be entitled to receive the underlying shares if the average closing price of the Company’s common stock on the NYSE, measured over any twenty consecutive trading days ending on or prior to December 19, 2014, increases 30% or more over $18.38, the closing price of the Company’s common stock on the NYSE on December 21, 2009; provided Mr. Toll continues to be employed by the Company or serve as a member of its Board of Directors until December 19, 2012. The Performance-Based RSU will also vest if Mr. Toll dies, becomes disabled or the Company experiences a change of control prior to satisfaction of the aforementioned performance criteria. Using a lattice based option pricing model and assuming an expected volatility of 49.92%, a risk-free interest rate of 2.43%, and an expected life of 3.0 years, the Company determined the aggregate value of the Performance-Based RSU to be $3.16 million.
In the six-month and three-month periods ended April 30, 2010, the Company recognized $987,000 and $567,000, respectively, of stock-based compensation expense related to performance-based restricted stock units issued in fiscal 2010 and 2009. In the six-month and three-month periods ended April 30, 2009, the Company recognized $438,000 and $304,000, respectively, of stock-based compensation expense related to performance-based restricted stock units issued in fiscal 2009. At April 30, 2010, the Company had $4.8 million of unamortized value related to performance-based restricted stock units to be amortized during its four fiscal years ending October 31, 2013.

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
A summary of assets and (liabilities) at April 30, 2010 and October 31, 2009 related to the Company’s financial instruments, measured at fair value on a recurring basis, is set forth below (amounts in thousands).

	Fair Value	Fair Value
Financial Instrument	Hierarchy	April 30, 2010	October 31, 2009
U.S. Treasury Securities	Level 1	$186,036	$101,176
Residential Mortgage Loans Held for Sale	Level 2	$47,107	$43,432
Forward Loan Commitments — Residential Mortgage Loans Held for Sale	Level 2	$3	$(135)
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(13)	$(117)
Forward Loan Commitments — IRLCs	Level 2	$13	$117
At April 30, 2010 and October 31, 2009, the carrying value of cash and cash equivalents approximates fair value.
As of April 30, 2010, the unpaid principal balance of mortgage loans held for sale was less than the aggregate fair value by $397,000 and, accordingly, this amount has been recognized as a gain in current earnings and included in interest and other. Interest income on mortgage loans held for sale is calculated based upon the stated interest rate of each loan and is included in interest and other.
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

During the three-month periods ended April 30, 2010 and January 31, 2010, the Company recognized inventory impairment charges of $41.8 and $31.8 million, respectively. The fair value of the inventory, whose carrying value was adjusted in the three-month periods ended April 30, 2010 and January 31, 2010 was $65.0 million and $82.5 million, respectively. The fair value of the aforementioned inventory was determined using Level 3 criteria. See Note 1, Significant Accounting Policies, “Inventory” for additional information regarding the Company’s methodology on determining fair value.
As of April 30, 2010, the amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of marketable securities were $185.9 million, $164,000, $12,700 and $186.0 million, respectively. As of October 31, 2009, the amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of marketable securities were $101.1 million, $56,000, $12,000, and $101.2 million, respectively. The remaining contractual maturities of marketable securities as of April 30, 2010 ranged from 4 months to 17 months.
The book value and estimated fair value of the Company’s debt at April 30, 2010 and October 31, 2009 was as follows (amounts in thousands):

	April 30, 2010		October 31, 2009
		Estimated		Estimated
	Book value	fair value	Book value	fair value
Loans payable (a)	$433,188	$431,990	$472,854	$471,236
Senior notes (b)	1,600,000	1,657,122	1,600,000	1,624,119
Senior subordinated notes (c)			47,872	48,111
Mortgage company warehouse loan (d)	30,006	30,006	27,015	27,015

	$2,063,194	$2,119,118	$2,147,741	$2,170,481

(a)	The estimated fair value of loans payable was based upon the interest rates that the Company believed were available to it for loans with similar terms and remaining maturities as of the applicable valuation date.

(b)	The estimated fair value of the Company’s senior notes is based upon their indicated market prices.

(c)	The estimated fair value of the Company’s senior subordinated notes is based upon their indicated market prices.

(d)	The Company believes that the carrying value of its mortgage company loan borrowings approximates their fair value.
11. Loss per Share Information
Information pertaining to the calculation of loss per share, common stock equivalents, weighted average number of anti-dilutive option and shares issued for the six-month and three-month periods ended April 30, 2010 and 2009 is as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2010	2009	2010	2009
Basic weighted-average shares	165,322	160,917	165,407	161,134
Common stock equivalents (a)	—	—	—	—

Diluted weighted-average shares	165,322	160,917	165,407	161,134

Common stock equivalents excluded from diluted weighted-average shares due to anti-dilutive effect (a)	2,229	4,173	2,297	3,919

Weighted average number of anti-dilutive options (b)	7,417	8,363	6,316	8,907

Shares issued under stock incentive and employee stock purchase plans	720	762	118	61

(a)	Common stock equivalents represent the dilutive effect of outstanding in-the-money stock options using the treasury stock method. For fiscal 2010 and 2009, there were no incremental shares attributed to outstanding options to purchase common stock because the Company had a net loss in each of the fiscal 2010 and 2009 periods and any incremental shares would be anti-dilutive.

(b)	Based upon the average closing price of the Company’s common stock on the NYSE for the period.

12. Stock Repurchase Program
In March 2003, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. In the six-month and three-month periods ended April 30, 2010, the Company purchased 19,000 shares at an average price of $19.67 per share and 12,000 shares at an average purchase price of $20.02 per share, respectively. In the six-month and three-month periods ended April 30, 2009, the Company purchased 53,000 shares at an average price of $18.42 per share and 34,000 shares at an average purchase price of $17.98 per share, respectively. At April 30, 2010, the Company was authorized to repurchase approximately 11.8 million shares.
13. Amendment to the Second Restated Certificate of Incorporation and Increase in Authorized Share Capital
On March 17, 2010, the Board of Directors of the Company adopted a Certificate of Amendment to the Second Restated Certificate of Incorporation of the Company (the “Certificate of Amendment”). The Certificate of Amendment includes an amendment approved by the Company’s stockholders at the Company’s 2010 Annual Meeting of Stockholders, held on March 17, 2010, which restricts certain transfers of the Company’s common stock in order to preserve the tax treatment of the Company’s net operating and unrealized tax losses. The Certificate of Amendment’s transfer restrictions generally restrict any direct or indirect transfer of the Company’s common stock if the effect would be to increase the direct or indirect ownership of any Person (as defined in the Certificate of Amendment) from less than 4.95% to 4.95% or more of the Company’s common stock, or increase the ownership percentage of a Person owning or deemed to own 4.95% or more of the Company’s common stock. Any direct or indirect transfer attempted in violation of this restriction would be void as of the date of the prohibited transfer as to the purported transferee.
The Certificate of Amendment also includes an amendment, authorized by the Company’s stockholders at the Company’s 2005 Annual Meeting of Stockholders, held on March 17, 2005, increasing the Company’s authorized shares from 201,000,000 shares to 415,000,000 shares consisting of two classes of stock. The Certificate of Amendment provides for 400,000,000 authorized shares of common stock, $.01 par value, an increase from the 200,000,000 shares previously authorized, and 15,000,000 authorized shares of preferred stock, $.01 par value, an increase from the 1,000,000 preferred shares previously authorized.
14. Shareholder Rights Plans
Shares of the Company’s outstanding common stock are subject to two series of stock purchase rights. The rights, which are exercisable only under certain conditions, entitle the holder, other than an acquiring person (and certain related parties of an acquiring person), as defined in the plan, to purchase common shares at prices specified in the rights agreements.
In June 2009, the Company adopted a shareholder rights plan (the “2009 Rights Plan”) to help preserve the value of the Company’s deferred tax assets, by reducing the risk of limitation of net operating loss carryforwards and certain other tax benefits under Section 382 of the Internal Revenue Code. The rights will expire on July 16, 2019 or earlier if (i) the Company’s Board of Directors determines the 2009 Rights Plan is no longer needed to preserve the deferred tax assets due to the implementation of legislative changes, (ii) the Board of Directors determines, at the beginning of a specified period, that no tax benefits may be carried forward, (iii) the 2009 Rights Plan is not approved by the Company’s stockholders by June 17, 2010, or (iv) certain other events occur as described in the 2009 Rights Plan. The 2009 Rights Plan was submitted to the Company’s stockholders for approval at the 2010 Annual Meeting of Stockholders, held on March 17, 2010. The Company’s stockholders did not approve the 2009 Rights Plan, therefore, it will expire in accordance with its terms on June 17, 2010.
In June 2007, the Company adopted a shareholder rights plan (“2007 Rights Plan’). The rights issued pursuant to the 2007 Rights Plan will become exercisable upon the earlier of (i) ten days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of the Company’s Common Stock or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of the outstanding shares of Common Stock. No rights were exercisable at April 30, 2010.

15. Legal Proceedings
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
On April 1, 2009, a third shareholder derivative action was filed by William Hall, also in the U.S. District Court for the Eastern District of Pennsylvania, against the eleven then-current members of the Company’s board of directors and the Company’s Chief Accounting Officer. This Complaint is identical to the previous shareholder complaint filed in Philadelphia, PA and, on July 14, 2009, the two cases were consolidated. On April 30, 2010, the plaintiffs filed an amended consolidated complaint.
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
16. Commitments and Contingencies
Generally, the Company’s option and purchase agreements to acquire land parcels do not require the Company to purchase those land parcels, although the Company may, in some cases, forfeit any deposit balance outstanding if and when it terminates an option and purchase agreement. If market conditions are weak, approvals needed to develop the land are uncertain or other factors exist that make the purchase undesirable, the Company may not expect to acquire the land. Whether an option and purchase agreement is legally terminated or not, the Company reviews the amount recorded for the land parcel subject to the option and purchase agreement to determine if the amount is recoverable. While the Company may not have formally terminated the option and purchase agreements for those land parcels that it does not expect to acquire, it has written off any non-refundable deposits and costs previously capitalized to such land parcels in the periods that it determined such costs were not recoverable. At April 30, 2010, the aggregate purchase price of land parcels under option and purchase agreements, excluding parcels under option that the Company does not expect to acquire, was approximately $586.4 million (including $138.0 million of land to be acquired from unconsolidated entities in which the Company has investments). Of the $586.4 million aggregate purchase price of land parcels subject to option and purchase agreements that the Company expects to acquire, at April 30, 2010, it had deposited $76.8 million on such parcels, was entitled to receive a credit for prior investments in unconsolidated entities of approximately $37.0 million and, if the Company acquired all of these land parcels, would be required to pay an additional $472.5 million. Of the additional $472.5 million the Company would be required to pay, it had recorded $104.5 million of this amount in accrued expenses at April 30, 2010. The Company has additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since it does not believe that it will complete the purchase of these land parcels and no additional funds will be required from the Company to terminate these contracts.
At April 30, 2010, the Company had investments in and advances to a number of unconsolidated entities, was committed to invest or advance additional funds and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 3, “Investments in and Advances to Unconsolidated Entities,” for more information regarding the Company’s commitments to these entities.
At April 30, 2010, the Company had outstanding surety bonds amounting to $382.9 million, primarily related to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that $143.2 million of work remains on these improvements. The Company has an additional $91.8 million of surety bonds outstanding that guarantee other obligations of the Company. The Company does not believe it is probable that any outstanding bonds will be drawn upon.
At April 30, 2010, the Company had agreements of sale outstanding to deliver 1,738 homes with an aggregate sales value of $993.5 million.
The Company’s mortgage subsidiary provides mortgage financing for a portion of the Company’s home closings. For those home buyers to whom the Company’s mortgage subsidiary provides mortgages, it determines whether the home buyer qualifies for the mortgage he or she is seeking based upon information provided by the home buyer and other sources. For those home buyers that qualify, the Company’s mortgage subsidiary provides the home buyer with a mortgage commitment that specifies the terms and conditions of a proposed mortgage loan based upon then-current market conditions. Prior to the actual closing of the home and funding of the mortgage, the home buyer will lock in an interest rate based upon the terms of the commitment. At the time of rate lock, the Company’s mortgage subsidiary agrees to sell the proposed mortgage loan to one of several outside recognized mortgage financing institutions (“investors”), which is willing to honor the terms and conditions, including interest rate, committed to the home buyer. The Company believes that these investors have adequate financial resources to honor their commitments to its mortgage subsidiary. At April 30, 2010, the Company’s mortgage subsidiary was committed to fund $486.4 million of mortgage loans. Of these commitments, $187.4 million are IRLCs. The Company’s mortgage subsidiary has commitments from investors to acquire all $187.4 million of these IRLCs and $46.1 million of its mortgage loans receivable. The Company’s home buyers have not “locked-in” the interest rate on the remaining $299.1 million.

As of April 30, 2010, the Company has confirmed the presence of defective Chinese-made drywall in a small number of its West Florida homes, which were delivered between May 2006 and January 2008. The anticipated cost of the remediation of these homes is included in the amounts that the Company previously accrued. The Company is inspecting homes, gathering information from its drywall subcontractors and suppliers, and continuing to investigate this issue. The Company believes that adequate provision for costs associated with the remediation of homes containing Chinese-made drywall has been made and that such costs are not expected to have a material adverse effect on the Company’s results of operations and liquidity or on its financial condition.
17. Business Segments
Revenue and loss before income taxes for each of the Company’s geographic segments for the six-month and three-month periods ended April 30, 2010 and 2009 were as follows (amounts in millions):

	Six months ended April 30,		Three months ended April 30,
	2010	2009	2010	2009
Revenue:
North	$174.5	$283.0	$83.1	$139.8
Mid-Atlantic	204.0	234.8	103.0	104.3
South	119.0	128.9	63.7	73.7
West	140.5	160.7	61.5	80.5

Total	$638.0	$807.4	$311.3	$398.3

(Loss) income before income taxes:
North	$(4.3)	$(26.3)	$(2.4)	$0.9
Mid-Atlantic	2.5	(17.6)	7.6	(13.3)
South	(27.6)	(32.1)	(18.4)	(5.7)
West	(26.8)	(146.4)	(15.5)	(73.8)
Corporate and other	(52.3)	(56.1)	(23.1)	(30.0)

Total	$(108.5)	$(278.5)	$(51.8)	$(121.9)

“Corporate and other” is comprised principally of general corporate expenses such as the Offices of the Chief Executive Officer and President, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, offset in part by interest income and income from the Company’s ancillary businesses.
Total assets for each of the Company’s geographic segments at April 30, 2010 and October 31, 2009 are shown in the table below (amounts in millions).

	April 30,	October 31,
	2010	2009
North	$1,011.5	$1,009.0
Mid-Atlantic	1,156.2	1,081.9
South	684.4	573.1
West	766.3	759.3
Corporate and other	1,871.1	2,211.1

Total	$5,489.5	$5,634.4

“Corporate and other” is comprised principally of cash and cash equivalents, deferred tax assets and the assets of the Company’s manufacturing facilities and mortgage subsidiary.

The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable and write-downs of investments in unconsolidated entities that it does not believe it will be able to recover (including the Company’s pro-rata share of impairment charges recognized by the unconsolidated entities in which it has an investment) for the six-month and three-month periods ended April 30, 2010 and 2009 as shown in the table below; the carrying value of inventory and investments in and advances to unconsolidated entities for each of the Company’s geographic segments at April 30, 2010 and October 31, 2009 are also shown (amounts in millions).

	Net Carrying Value of
	Inventory or Investment		Impairment Charges Recognized
			Six months ended		Three months ended
	April 30,	October 31,	April 30,		April 30,
	2010	2009	2010	2009	2010	2009
Inventory:
Land controlled for future communities:
North	$12.4	$30.2	$1.8	$4.4	$0.2	$1.1
Mid-Atlantic	14.4	16.9	0.2	4.0	0.2	0.3
South	6.6	8.4	(0.2)	0.3		0.2
West	2.7	5.1	0.4	1.4	0.2	1.2

	36.1	60.6	2.2	10.1	0.6	2.8

Land owned for future communities:
North	184.3	224.6	5.3	25.6	5.3	5.6
Mid-Atlantic	459.5	390.9	9.0	10.3		5.2
South	129.5	66.6	8.1		8.1
West	146.0	93.0	13.3	48.6	13.3	38.6

	919.3	775.1	35.7	84.5	26.7	49.4

Operating communities:
North	751.9	685.6	4.8	21.5	0.1	8.0
Mid-Atlantic	651.4	646.2	1.6	22.1		14.4
South	418.1	436.7	17.3	32.9	11.2	8.3
West	544.2	579.4	14.1	99.2	3.7	36.7

	2,365.6	2,347.9	37.8	175.7	15.0	67.4

Total inventory	$3,321.0	$3,183.6	$75.7	$270.3	$42.3	$119.6

Investments in unconsolidated entities:
North	$45.5	$25.5		$6.0
South	49.9	50.0
West	61.8	64.2
Corporate	13.3	13.1

Total	$170.5	$152.8	—	$6.0	—	—

18. Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the six months ended April 30, 2010 and 2009 (amounts in thousands):

	2010	2009
Cash flow information:
Interest paid, net of amount capitalized	$16,030	$9,238
Income taxes paid	$2,964	$75,155
Income tax refunds		$43,939
Non-cash activity:
Cost of inventory acquired through seller financing or recorded due to VIE criteria	$37,672	$3,752
Cost of other inventory	$1,395
Reclassification of inventory to property, construction and office equipment	$18,711
Income tax benefit related to exercise of employee stock options	$3,189	$4,487
Reclassification of accrued liabilities to loan payable		$7,800
Reduction of investments in unconsolidated entities due to reduction in letters of credit	$6,865	$6,343
Defined benefit retirement plan amendment	$1,085
Contribution of inventory to a consolidated joint venture		$5,283
Miscellaneous increases to investments in unconsolidated entities	$1,353	$578
Stock awards	$22	$27
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

Condensed Consolidating Balance Sheet at April 30, 2010 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents			1,252,469	109,500		1,361,969
Marketable U.S. Treasury securities			186,036			186,036
Inventory			3,101,272	219,723		3,320,995
Property, construction and office equipment, net			81,492	713		82,205
Receivables, prepaid expenses and other assets	41	8,861	57,743	27,136	(2,591)	91,190
Mortgage loans receivable				47,107		47,107
Customer deposits held in escrow			20,363	8,557		28,920
Investments in and advances to unconsolidated entities			129,821	40,642		170,463
Income tax refund recoverable	200,580					200,580
Investments in and advances to consolidated entities	2,426,151	1,607,992	(969,537)	(213,101)	(2,851,505)	—

	2,626,772	1,616,853	3,859,659	240,277	(2,854,096)	5,489,465

LIABILITIES AND EQUITY
Liabilities:
Loans payable			431,080	2,108		433,188
Senior notes		1,588,616				1,588,616
Senior subordinated notes
Mortgage company warehouse loan				30,006		30,006
Customer deposits			91,182	2,303		93,485
Accounts payable			97,008	206		97,214
Accrued expenses		28,237	276,608	316,630	(2,574)	618,901
Income taxes payable	181,684			(2,000)		179,684

Total liabilities	181,684	1,616,853	895,878	349,253	(2,574)	3,041,094

Equity:
Stockholders’ equity:
Common stock	1,654			2,003	(2,003)	1,654
Additional paid-in capital	329,662		4,420	2,734	(7,154)	329,662
Retained earnings	2,116,675		2,962,216	(116,996)	(2,845,220)	2,116,675
Treasury stock, at cost	(48)					(48)
Accumulated other comprehensive loss	(2,855)		(2,855)		2,855	(2,855)

Total stockholders equity	2,445,088	—	2,963,781	(112,259)	(2,851,522)	2,445,088
Noncontrolling interest				3,283		3,283

Total equity	2,445,088	—	2,963,781	(108,976)	(2,851,522)	2,448,371

	2,626,772	1,616,853	3,859,659	240,277	(2,854,096)	5,489,465

Condensed Consolidating Balance Sheet at October 31, 2009 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents			1,700,351	107,367		1,807,718
Marketable U.S. Treasury securities			101,176			101,176
Inventory			2,951,387	232,179		3,183,566
Property, construction and office equipment, net			69,328	1,113		70,441
Receivables, prepaid expenses and other assets	51	9,436	66,240	22,201	(2,154)	95,774
Mortgage loans receivable				43,432		43,432
Customer deposits held in escrow			16,779	874		17,653
Investments in and advances to unconsolidated entities			112,201	40,643		152,844
Income tax refund recoverable	161,840					161,840
Investments in and advances to consolidated entities	2,527,938	1,598,537	(945,308)	(237,029)	(2,944,138)	—

	2,689,829	1,607,973	4,072,154	210,780	(2,946,292)	5,634,444

LIABILITIES AND EQUITY
Liabilities:
Loans payable			409,264	63,590		472,854
Senior notes		1,587,648				1,587,648
Senior subordinated notes			47,872			47,872
Mortgage company warehouse loan				27,015		27,015
Customer deposits			85,521	3,104		88,625
Accounts payable			78,685	412		79,097
Accrued expenses		20,325	399,807	222,217	(2,128)	640,221
Income taxes payable	176,630			(2,000)		174,630

Total liabilities	176,630	1,607,973	1,021,149	314,338	(2,128)	3,117,962

Equity:
Stockholders’ equity:
Common stock	1,647			2,003	(2,003)	1,647
Additional paid-in capital	316,518		4,420	2,734	(7,154)	316,518
Retained earnings	2,197,830		3,049,222	(111,578)	(2,937,644)	2,197,830
Treasury stock, at cost	(159)					(159)
Accumulated other comprehensive loss	(2,637)		(2,637)		2,637	(2,637)

Total stockholders equity	2,513,199	—	3,051,005	(106,841)	(2,944,164)	2,513,199
Noncontrolling interest				3,283		3,283

Total equity	2,513,199	—	3,051,005	(103,558)	(2,944,164)	2,516,482

	2,689,829	1,607,973	4,072,154	210,780	(2,946,292)	5,634,444

Condensed Consolidating Statement of Operations for the six months ended April 30, 2010 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues			614,819	23,150		637,969

Cost of revenues		484	588,752	34,295	(24)	623,507
Selling, general and administrative	49	694	126,332	10,013	(10,266)	126,822
Interest expense		53,158	13,464		(53,158)	13,464

	49	54,336	728,548	44,308	(63,448)	763,793

Loss from operations	(49)	(54,336)	(113,729)	(21,158)	63,448	(125,824)
Other:
Income from unconsolidated entities			1,646			1,646
Interest and other		54,336	3,623	13,728	(56,018)	15,669
Expenses related to retirement of debt			(34)			(34)
Loss from subsidiaries	(108,494)				108,494	—

Loss before income tax benefit	(108,543)	—	(108,494)	(7,430)	115,924	(108,543)
Income tax benefit	(27,388)		(21,663)	(1,837)	23,500	(27,388)

Net loss	(81,155)	—	(86,831)	(5,593)	92,424	(81,155)

Condensed Consolidating Statement of Operations for the six months ended April 30, 2009 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues			709,838	97,512		807,350

Cost of revenues			825,068	108,282	390	933,740
Selling, general and administrative	22	372	160,702	11,165	(10,397)	161,864
Interest expense		34,983	5,245		(34,983)	5,245

	22	35,355	991,015	119,447	(44,990)	1,100,849

Loss from operations	(22)	(35,355)	(281,177)	(21,935)	44,990	(293,499)
Other:
Loss from unconsolidated entities			(4,616)			(4,616)
Interest and other		35,355	9,417	12,661	(35,716)	21,717
Expenses related to retirement of debt			(2,067)			(2,067)
Loss from subsidiaries	(278,443)				278,443	—

Loss before income tax benefit	(278,465)	—	(278,443)	(9,274)	287,717	(278,465)
Income tax benefit	(106,405)		(120,447)	(3,522)	123,969	(106,405)

Net loss	(172,060)	—	(157,996)	(5,752)	163,748	(172,060)

Condensed Consolidating Statement of Operations for the three months ended April 30, 2010 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues			301,754	9,517		311,271

Cost of revenues		484	285,167	20,402	(314)	305,739
Selling, general and administrative	27	346	59,252	4,883	(4,959)	59,549
Interest expense		26,313	6,207		(26,313)	6,207

	27	27,143	350,626	25,285	(31,586)	371,495

Loss from operations	(27)	(27,143)	(48,872)	(15,768)	31,586	(60,224)
Other:
Earnings from unconsolidated entities			1,280			1,280
Interest and other		27,143	(4,170)	6,525	(22,343)	7,155
Loss from subsidiaries	(51,762)				51,762	—

Loss before income tax benefit	(51,789)	—	(51,762)	(9,243)	61,005	(51,789)
Income tax benefit	(11,388)		(9,376)	(2,391)	11,767	(11,388)

Net loss	(40,401)	—	(42,386)	(6,852)	49,238	(40,401)

Condensed Consolidating Statement of Operations for the three months ended April 30, 2009 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues			359,601	38,726		398,327

Cost of revenues			408,095	39,477	188	447,760
Selling, general and administrative	16	199	75,670	5,602	(4,574)	76,913
Interest expense		18,248	5,031		(18,646)	4,433

	16	18,447	488,796	45,079	(23,232)	529,106

Loss from operations	(16)	(18,447)	(129,195)	(6,353)	23,232	(130,779)
Other:
Earnings from unconsolidated entities			481			481
Interest and other		18,447	8,893	8,385	(25,264)	10,461
Expenses related to retirement of debt			(2,067)			(2,067)
Loss from subsidiaries	(121,888)				121,888	—

(Loss) income before income tax benefit	(121,904)	—	(121,888)	2,032	119,856	(121,904)
Income tax (benefit) provision	(38,739)		(32,493)	1,345	31,148	(38,739)

Net (loss) income	(83,165)	—	(89,395)	687	88,708	(83,165)

Condensed Consolidating Statement of Cash Flows for the six months ended April 30, 2010 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities:
Net loss	(81,155)		(86,831)	(5,593)	92,424	(81,155)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization		1,641	6,981	403		9,025
Stock-based compensation	6,330					6,330
Excess tax benefits from stock-based compensation	(2,606)					(2,606)
Income from unconsolidated entities			(1,646)			(1,646)
Inventory impairments			67,962	7,750		75,712
Write-off of unamortized debt issuance costs			34			34
Changes in operating assets and liabilities
(Increase) decrease in inventory			(197,510)	4,706		(192,804)
Origination of mortgage loans				(241,631)		(241,631)
Sale of mortgage loans				238,071		238,071
Decrease (increase) in receivables, prepaid expenses and other assets	101,906	(9,553)	32,503	(29,364)	(92,305)	3,187
(Decrease) increase in customer deposits			2,077	(8,484)		(6,407)
(Decrease) increase in accounts payable and accrued expenses	(472)	7,912	(101,741)	94,768	(119)	348
Increase in income tax refund recoverable	(38,740)					(38,740)
Decrease in current income taxes payable	8,389					8,389

Net cash (used in) provided by operating activities	(6,348)	—	(278,171)	60,626	—	(223,893)

Cash flow from investing activities:
Purchase of property and equipment			(745)	(3)		(748)
Purchase of marketable securities			(85,450)			(85,450)
Investments in and advances to unconsolidated entities			(25,931)			(25,931)
Return of investments from unconsolidated entities			4,446			4,446

Net cash used in investing activities			(107,680)	(3)		(107,683)

Cash flow from financing activities:
Redemption of senior subordinated notes			(47,872)			(47,872)
Proceeds from loans payable				346,472		346,472
Principal payments of loans payable			(14,159)	(404,962)		(419,121)
Proceeds from stock-based benefit plans	4,124					4,124
Excess tax benefits from stock-based compensation	2,606					2,606
Purchase of treasury stock	(382)					(382)

Net cash (used in) provided by financing activities	6,348		(62,031)	(58,490)		(114,173)

Net (decrease) increase in cash and cash equivalents	—	—	(447,882)	2,133	—	(445,749)
Cash and cash equivalents, beginning of period			1,700,351	107,367		1,807,718

Cash and cash equivalents, end of period	—	—	1,252,469	109,500	—	1,361,969

Condensed Consolidating Statement of Cash Flows for the six months ended April 30, 2009 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities:
Net loss	(172,060)		(157,996)	(5,070)	163,066	(172,060)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization		970	10,660	454		12,084
Stock-based compensation	7,478					7,478
Excess tax benefits from stock-based compensation	(3,331)					(3,331)
Impairment of investment in unconsolidated entities			6,000			6,000
Income from unconsolidated entities			(1,384)			(1,384)
Distributions of earnings from unconsolidated entities			813			813
Deferred tax benefit	(24,881)					(24,881)
Inventory impairments			245,252	25,000		270,252
Write-off of unamortized debt issuance costs			692			692
Changes in operating assets and liabilities
Decrease in inventory			73,760	80,642		154,402
Origination of mortgage loans				(246,678)		(246,678)
Sale of mortgage loans				248,741		248,741
Decrease (increase) in receivables, prepaid expenses and other assets	298,721	(391,855)	277,911	(3,245)	(163,442)	18,090
Decrease in customer deposits			(15,637)	(15,371)		(31,008)
(Decrease) increase in accounts payable and accrued expenses	(95)	1,485	(69,910)	(26,913)	376	(95,057)
Decrease in current income taxes payable	(112,773)					(112,773)

Net cash provided by (used in) operating activities	(6,941)	(389,400)	370,161	57,560	—	31,380

Cash flow from investing activities:
Purchase of property and equipment			(2,008)	(194)		(2,202)
Investments in and advances to unconsolidated entities			(16,446)			(16,446)
Return of investments from unconsolidated entities			1,443			1,443

Net cash used in investing activities	—	—	(17,011)	(194)	—	(17,205)

Cash flow from financing activities:
Net proceeds from issuance of senior notes		389,400				389,400
Proceeds from loans payable			291	271,860		272,151
Principal payments of loans payable			(15,792)	(337,370)		(353,162)
Proceeds from stock-based benefit plans	4,580					4,580
Excess tax benefits from stock-based compensation	3,331					3,331
Purchase of treasury stock	(970)					(970)

Net cash provided by (used in) financing activities	6,941	389,400	(15,501)	(65,510)	—	315,330

Net increase (decrease) in cash and cash equivalents	—	—	337,649	(8,144)	—	329,505
Cash and cash equivalents, beginning of period			1,515,617	117,878		1,633,495

Cash and cash equivalents, end of period	—	—	1,853,266	109,734	—	1,963,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
On May 26, 2010, we issued a press release and held a conference call to review our results of operations for the six-month and three-month period ended April 30, 2010. The information and estimates contained in this report are consistent with those given in the press release and on the conference call on May 26, 2010, and we are not reconfirming or updating that information.
Unless otherwise stated, net contracts signed represents a number or value equal to the gross number or value of contracts signed during the relevant period, less the number or value of contracts cancelled during the relevant period, which includes contracts that were signed during the relevant period and in prior periods.
OVERVIEW
The slowdown that we have experienced since fiscal 2005 has continued in fiscal 2010. The value of net contracts signed in fiscal 2009 was 81.8% lower than the value of net contracts signed in fiscal 2005. The value of net contracts signed in the six-month period ended April 30, 2010 was 77.5% higher than the value of net contracts signed in the six-month period ended April 30, 2009, but 13.2% and 60.5% lower than the value of net contracts signed in the six-month periods ended April 30, 2008 and 2007, respectively. The value of net contracts signed in the three-month period ended April 30, 2010 was 55.7% higher than the value of net contracts signed in the three-month period ended April 30, 2009, but 6.4% and 60.3% lower than the value of net contracts signed in the three-month periods ended April 30, 2008 and 2007, respectively. The slowdown, which we believe started with a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale, was exacerbated by, among other things, a decline in the overall economy, increased unemployment, fear of job loss, a decline in home prices, the large number of homes that are or will be available due to foreclosures, the inability of some of our home buyers to sell their current home, the deterioration in the credit markets, and the direct and indirect impact of the turmoil in the mortgage loan market.
We believe many of our markets are turning the corner and housing in general is beginning its recovery. We do not expect housing to roar back right away. The high rate of unemployment, coupled with volatility in the financial markets, continues to weigh on the nation’s psyche. We are encouraged by the volume of business we have done recently, in light of the gyrations in the financial markets. We believe that, as the unemployment rate declines and confidence improves, pent-up demand will be released, and, gradually, more buyers will enter the market. For the third consecutive quarter, our signed contracts per community exceeded both of the previous two years’ comparable-quarter totals. We believe that the key to a full recovery in our business depends upon a more significant return of consumer confidence and a sustained stabilization of financial markets and home prices.
The value and number of net contracts signed in the six-month period ended April 30, 2010 was $756.6 million and 1,346 homes, respectively, an increase of 77.5% and 58.7% respectively, from the value and number of net contracts signed in the six-month period ended April 30, 2009. The value and number of net contracts signed in the three-month period ended April 30, 2010 was $464.6 million and 820 homes, respectively, an increase of 55.7% and 40.9% respectively, from the value and number of net contracts signed in the three-month period ended April 30, 2009. These increases were achieved despite a significant reduction in the number of selling communities in the fiscal 2010 periods, as compared to the fiscal 2009 periods. We were selling from 190 communities at April 30, 2010 and January 31, 2010, as compared to 200 at October 31, 2009, 240 at April 30, 2009, 258 at January 31, 2009 and 273 at October 31, 2008. In addition, our contract cancellation rate (the number of contracts cancelled in the period divided by the number of gross contracts signed in the period) was 5.9% and 5.3% in the six-month and three-month periods ended April 30, 2010, respectively, as compared to 27.3% and 21.7% in the six-month and three-month periods ended April 30, 2009, respectively. Our cancellation rates were 6.9% for the fourth quarter of fiscal 2009, 8.5% for the third quarter of fiscal 2009 and 15.6% for the full 2009 fiscal year.
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
We believe that our home buyers generally are, and should continue to be, better able to secure mortgages, due to their typically lower loan-to-value ratios and attractive credit profiles as compared to the average home buyer. Nevertheless, in recent years, tightened credit standards have shrunk the pool of potential home buyers and the availability of certain loan products previously available to our home buyers. Our home buyers continue to face stricter mortgage underwriting guidelines, higher down-payment requirements and narrower appraisal guidelines than in the past. Some of our home buyers continue to find it more difficult to sell their existing homes as their prospective buyers of such homes may face difficulties obtaining a mortgage.
At April 30, 2010, we had $1.55 billion of cash, cash equivalents and marketable U.S. Treasury securities on hand and approximately $1.40 billion available under our revolving credit facility which extends to March 2011. In December 2009, we redeemed the remaining $47.9 million principal amount of our Toll Corp. senior subordinated notes due 2011.
Based on our experience during prior downturns in the housing industry, we believe that attractive land acquisition opportunities may arise in difficult times for those builders that have the financial strength to take advantage of them. We have begun to see land being offered at prices that we believe are attractive based on current market conditions and have entered into contracts to acquire over 2,800 lots (net of lots options terminated) since November 1, 2009. In the current challenging environment, we believe our strong balance sheet, our liquidity, our access to capital, our broad geographic presence, our diversified product line, our experienced personnel and our national brand name all position us well for such opportunities now and in the future.
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
Because of the length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and deliver a home after a home buyer signs an agreement of sale, we are subject to many risks. We attempt to reduce certain risks by: controlling land for future development through options (also referred to herein as “land purchase contracts” or “option and purchase agreements”) whenever we can, thus allowing the necessary governmental approvals to be obtained before acquiring title to the land; generally commencing construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from the buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis. Our risk reduction strategy of generally not commencing the construction of a home until we had an agreement of sale with a buyer was effective in the past, but due to the significant number of cancellations of agreements of sale that we have had during the current downturn in the housing market, many of which were for homes on which we had commenced construction, and the increase in the number of multi-family communities that we have under construction, the number of homes under construction for which we do not have an agreement of sale had increased and has remained above our historical levels.

In response to the decline in market conditions over the past several years, we have reevaluated and renegotiated or cancelled many of our land purchase contracts. In addition, we have sold, and may continue to sell, certain parcels of land that we have identified as non-strategic. As a result, we reduced our land position from a high of approximately 91,200 home sites at April 30, 2006, to approximately 31,900 home sites at October 31, 2009. With demand increasing in many areas, we have begun to increase our land positions. During the six-month period ended April 30, 2010, we acquired control of over 2,800 lots (net of lots options terminated), increasing the number of lots controlled to 33,600 lots at April 30, 2010. This increase in the number of lots controlled is the first increase since April 30, 2006. Of the 33,600 lots controlled at April 30, 2010, we owned 28,300. Of these 28,300 home sites, significant improvements were completed on approximately 10,700. At April 30, 2010, we were selling from 190 communities, compared to 240 communities at April 30, 2009. We expect to be selling from 200 to 210 communities at October 31, 2010. In addition, at April 30, 2010, we had 50 communities that were temporarily closed due to market conditions.
Given the current business climate and the numerous uncertainties related to sales paces, sales prices, mortgage markets, cancellations, market direction and the potential for and magnitude of future impairments, it is difficult to provide guidance. Subject to the preceding uncertainties and the risks reported elsewhere in this Form 10-Q and our other SEC filings, based upon the value of our backlog at April 30, 2010, which was 5.2% higher then our backlog at April 30, 2009, and the pace of activity at our communities, we currently estimate that we will deliver between 2,200 and 2,750 homes in fiscal 2010 at an average sales price between $550,000 and $560,000 per home. We believe that, despite sales incentives, fewer deliveries and lower average prices, our cost of sales in fiscal 2010, as a percentage of revenue, before interest and inventory write-downs will be approximately equal to or better than fiscal 2009. Additionally, based on lower projected revenue in fiscal 2010, as compared to fiscal 2009, we expect our selling, general and administrative expenses to be lower in total dollars in fiscal 2010 than in fiscal 2009, but higher as a percentage of revenue in fiscal 2010 than in fiscal 2009. We are likely to continue to have directly expensed interest throughout the remainder of fiscal 2010.
CONTRACTS AND BACKLOG
The aggregate value of gross sales contracts signed increased 21.4% in the six-month period ended April 30, 2010, as compared to the six-month period ended April 30, 2009. The value of gross sales contracts signed was $802.6 million (1,430 homes) and $661.3 million (1,166 homes) in the six-month periods of fiscal 2010 and 2009, respectively. The increase in the fiscal 2010 period, as compared to the fiscal 2009 period, was the result of a 22.6% increase in the number of gross contracts signed, offset, in part, by a 1.0% decrease in the average value of each contract signed.
In the six-month period ended April 30, 2010, home buyers cancelled $45.9 million (84 homes) of signed contracts, representing 5.9% and 5.7% of the gross number of contracts signed and the gross value of contracts signed, respectively. In the six-month period ended April 30, 2009, home buyers cancelled $235.2 million (318 homes) of signed contracts, representing 27.3% and 35.6% of the gross number of contracts signed and the gross value of contracts signed, respectively.
The aggregate value of net contracts signed increased 77.5% in the six-month period ended April 30, 2010, as compared to the six-month period ended April 30, 2009. The value of net contracts signed was $756.6 million (1,346 homes) in the fiscal 2010 period and $426.2 million (848 homes) in the fiscal 2009 period. The increase in the fiscal 2010 period, as compared to the fiscal 2009 period, was the result of a 58.7% increase in the number of net contracts signed and an 11.9% increase in the average value of each contract signed. The increase in the average value of net contracts signed in the fiscal 2010 period, as compared to the fiscal 2009 period, was due primarily to a 26.1% higher average value of the contracts cancelled in the fiscal 2009 period as compared to value of contracts cancelled in the fiscal 2010 period, offset, in part, by higher sales incentives given to home buyers in the fiscal 2010 period as compared to the fiscal 2009 period, and a shift in the number of contracts signed to less expensive areas and/or products in the fiscal 2010 period, as compared to the fiscal 2009 period.
The aggregate value of gross sales contracts signed increased 16.9% in the three-month period ended April 30, 2010, as compared to the three-month period ended April 30, 2009. The value of gross sales contracts signed was $489.4 million (866 homes) and $418.5 million (743 homes) in the three-month periods ended April 30, 2010 and 2009, respectively. The increase in the fiscal 2010 period, as compared to fiscal 2009 period, was the result of a 16.6% increase in the number of gross contracts signed and a 0.3% increase in the average value of each contract signed.

In the three-month period ended April 30, 2010, home buyers cancelled $24.8 million (46 homes) of signed contracts, representing 5.3% and 5.1% of the gross number of contracts signed and the gross value of contracts signed, respectively. In the three-month period ended April 30, 2009, home buyers cancelled $120.2 million (161 homes) of signed contracts, representing 21.7% and 28.7% of the gross number of contracts signed and the gross value of contracts signed, respectively.
The aggregate value of net contracts signed increased 55.7% in the three-month period ended April 30, 2010, as compared to the three-month period ended April 30, 2009. The value of net contracts signed was $464.6 million (820 homes) in the fiscal 2010 period and $298.3 million (582 homes) in the fiscal 2009 period. The increase in the fiscal 2010 period, as compared to the fiscal 2009 period, was the result of a 40.9% increase in the number of net contracts signed and a 10.5% increase in the average value of each contract signed. The increase in the average value of net contracts signed in the fiscal 2010 period, as compared to the fiscal 2009 period, was due primarily to a 27.8% higher average value of the contracts cancelled in the fiscal 2009 period, as compared to the value of contracts cancelled in the fiscal 2010 period, offset, in part, by higher sales incentives given to home buyers in the fiscal 2010 period, as compared to the fiscal 2009 period, and a shift in the number of contracts signed to less expensive areas and/or products in the fiscal 2010 period, as compared to the fiscal 2009 period.
At April 30, 2010, we were offering sales incentives, on average, of $41,700, or 6.7%, of the sales price of the home, as compared to, on average, $70,300, or 11.2%, of the sales price of the home at October 31, 2009 and $78,500, or 12.0%, of the sales price of the home at April 30, 2009. The amount and type of incentive varies on a community-by-community basis and, in some cases, on a home site-by-home site basis within a community. In addition, the amount of sales incentives offered to a home buyer on a speculative home that we have in our inventory will generally be higher than the amount of sales incentives that we will offer on a to-be-built home.
Our backlog at April 30, 2010 of $993.5 million (1,738 homes) increased 5.2%, as compared to our backlog at April 30, 2009 of $944.3 billion (1,581 homes). Backlog consists of homes under contract but not yet delivered to our home buyers. The increase in backlog at April 30, 2010, as compared to the backlog at April 30, 2009, was primarily attributable to the increase in the value of net contracts signed in the six-month period ended April 30, 2010, as compared to the six-month period ended April 30, 2009 and lower deliveries in the six-month period ended April 30, 2010, as compared to April 30, 2009, offset, in part, by the lower value of backlog at October 31, 2009, as compared to October 31, 2008. The value of backlog at October 31, 2009 and 2008 was $874.8 million and $1.33 billion, respectively.
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
Inventory
Inventory is stated at cost unless an impairment exists, in which case it is written down to fair value in accordance with U.S. generally accepted accounting principles (“GAAP”). In addition to direct land acquisition costs, land development costs and home construction costs, costs also include interest, real estate taxes and direct overhead related to development and construction, which are capitalized to inventory during periods beginning with the commencement of development and ending with the completion of construction. For those communities that have been temporarily closed, no additional interest is allocated to the community’s inventory until it re-opens. While the community remains closed, carrying costs such as real estate taxes are expensed as incurred. Once a parcel of land has been approved for development and we open one of our typical communities, it may take four or more years to fully develop, sell and deliver all the homes in such community. Longer or shorter time periods are possible depending on the number of home sites in a community and the sales and delivery pace of the homes in a community. Our master planned communities, consisting of several smaller communities, may take up to ten years or more to complete. Because of the downturn in our business, the estimated community lives could be significantly longer. Because our inventory is considered a long-lived asset under GAAP, we are required to regularly review the carrying value of each of our communities, and write down the value of those communities for which we believe the values are not recoverable.

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

		Impaired Operating Communities
			Fair Value of
	Number of		Communities
	Operating		Net of
	Communities	Number of	Impairment	Impairment
Three months ended:	Tested	Communities	Charges	Charges
Fiscal 2010:
January 31	260	14	$60.5	$22.8
April 30	161	7	$11.5	15.0

				$37.8

Fiscal 2009:
January 31	289	41	$216.2	$108.3
April 30	288	36	$181.8	67.4
July 31	288	14	$67.7	46.8
October 31	254	21	$116.4	44.9

				$267.4

Variable Interest Entities: We have land purchase contracts and several investments in unconsolidated entities which we evaluate for consolidation in accordance with GAAP. In accordance with GAAP, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a variable interest entity (“VIE”) is considered to be the primary beneficiary and must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. For land purchase contracts with sellers meeting the definition of a VIE, we perform a review to determine which party is the primary beneficiary of the VIE. This review requires substantial judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the entity’s expected profits and losses and the cash flows associated with changes in the fair value of the land under contract. At April 30, 2010, we determined that we were the primary beneficiary of one VIE related to a land purchase contract and had recorded $11.7 million of inventory and $6.1 million of accrued expenses related to this VIE.
Income Taxes – Valuation Allowance
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
We recorded significant deferred tax assets in fiscal 2007, 2008 and 2009. These deferred tax assets were generated primarily by inventory impairments and impairments of investments in and advances to unconsolidated entities. In accordance with GAAP, we assessed whether a valuation allowance should be established based on our determination of whether it is “more likely than not” that some portion or all of the deferred tax assets would not be realized. We believe that the continued downturn in the housing market, the uncertainty as to its length and magnitude, and our continued recognition of impairment charges, are significant evidence of the need for a valuation allowance against our net deferred tax assets. At April 30, 2010, we had recorded valuation allowances against our entire $493.3 million of net deferred tax assets.
We are allowed to carry forward tax losses for 20 years and apply such tax losses to future taxable income to realize federal deferred tax assets. In addition, we will be able to reverse previously recognized valuation allowances during any future period in which we report book income before taxes. We will continue to review our deferred tax assets in accordance with GAAP.
We can carry back our fiscal 2010 tax losses against taxable income we reported for federal income tax purposes in our fiscal 2005 and 2006 tax years and recover up to a maximum of approximately $530 million of federal income taxes paid in those years. We have recorded $38.7 million of potential benefit in our April 30, 2010 consolidated balance sheet. This expected refund is included in “Income tax refund recoverable” on our Condensed Consolidated Balance Sheets.
For state tax purposes, due to past losses and projected future losses in certain jurisdictions where we do not have carryback potential and/or cannot sufficiently forecast future taxable income, we recognized cumulative valuation allowances of $50.8 million as of April 30, 2010 against our net state deferred tax assets. In the six-month periods ended April 30, 2010 and 2009, we recognized valuation allowances against our state deferred tax assets of $5.4 million ($3.5 million, net of federal benefit) and $6.6 million ($4.3 million, net of federal benefit), respectively. In the three-month periods ended April 30, 2010 and 2009, we recognized valuation allowances against our state deferred tax assets of $2.6 million ($1.7 million, net of federal benefit) and $2.0 million ($1.3 million, net of federal benefit), respectively. Future valuation allowances in these jurisdictions may continue to be recognized if we believe we will not generate sufficient future taxable income to utilize future state deferred tax assets.
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
OFF-BALANCE SHEET ARRANGEMENTS
The trends, uncertainties or other factors that have negatively impacted our business and the industry in general and which are discussed in the Overview section of this MD&A have also impacted the unconsolidated entities in which we have investments. We review each of our investments in unconsolidated entities on a quarterly basis to determine whether our investment has been impaired in accordance with GAAP. The recoverability of each unconsolidated entity’s inventory is evaluated using similar methodology that we use to evaluate our inventories. This evaluation entails a detailed cash flow analysis using many estimates including but not limited to expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, and market conditions. When markets deteriorate and it is no longer probable that we can recover our investment in a joint venture we impair our investment. If a joint venture has its own loans or is principally a joint venture to hold an option, such impairment may result in the majority or all of our investment being impaired. See “Critical Accounting Policies – Inventory” in this MD&A for more detailed disclosure on our evaluation of inventory.
We have investments in and advances to various unconsolidated entities including Toll Brothers Realty Trust (“Trust”) and Toll Brothers Realty Trust II (“Trust II”). At April 30, 2010, we had investments in and advances to these entities, net of impairment charges recognized, of $170.5 million, and were committed to invest or advance $14.0 million (net of amounts accrued) of additional funds to certain of these entities if they require additional funding. At April 30, 2010, we had accrued $100.2 million for our commitments to all of our unconsolidated entities. In addition, we guarantee certain debt of a number of these unconsolidated entities on a several and pro-rata basis. At April 30, 2010, we guaranteed an aggregate of approximately $60.3 million (net of amounts that we have accrued) of debt relating to four joint ventures, which had aggregate borrowings of approximately $861.0 million.
In connection with certain land joint ventures to which we are a party, we executed completion guarantees and conditional repayment guarantees. The obligations under the completion guarantees and conditional repayment guarantees are several and not joint, and are limited to our pro-rata share of the loan obligations of the respective joint ventures. At April 30, 2010, the maximum amount of the completion guarantees and conditional repayment guarantees (net of amounts that we have accrued) is estimated to be approximately $50.3 million, if any liability is determined to be due thereunder. The $50.3 million of these guarantees are included in the $60.3 million of guarantees disclosed above.
Our investments in these entities are accounted for using the equity method.

RESULTS OF OPERATIONS
The following table sets forth, for the six-month and three-month periods ended April 30, 2010 and 2009, a comparison of certain statement of operations items ($ in millions):

	Six months ended April 30,				Three months ended April 30,
	2010		2009		2010		2009
	$	%*	$	%*	$	%*	$	%*
Revenues	638.0		807.4		311.3		398.3

Cost of revenues	623.5	97.7	933.7	115.7	305.7	98.2	447.8	112.4
Selling, general and administrative	126.8	19.9	161.9	20.0	59.5	19.1	76.9	19.3
Interest expense	13.5	2.1	5.2	0.6	6.2	2.0	4.4	1.1

	763.8	119.7	1,100.8	136.4	371.5	119.3	529.1	132.8

Loss from operations	(125.8)		(293.5)		(60.2)		(130.8)
Other
Income (loss) from unconsolidated entities	1.6		(4.6)		1.3		0.5
Expenses related to early retirement of debt			(2.1)				(2.1)
Interest and other	15.7		21.7		7.2		10.5

Loss before income tax benefit	(108.5)		(278.5)		(51.8)		(121.9)
Income tax benefit	(27.4)		(106.4)		(11.4)		(38.7)

Net loss	(81.2)		(172.1)		(40.4)		(83.2)

*	Percent of revenues

Note:	Due to rounding, amounts may not add.
In the six-month period ended April 30, 2010, we recognized $638.0 million of revenues and a net loss of $81.2 million, as compared to $807.4 million of revenues and a net loss of $172.1 million in the six-month period ended April 30, 2009. In the six-month period ended April 30, 2010, we recognized inventory impairments and write-offs of $75.7 million, as compared to $276.3 million of inventory and joint venture impairment charges and write-offs in the six-month period ended April 30, 2009.
In the three-month period ended April 30, 2010, we recognized $311.3 million of revenues and a net loss of $40.4 million, as compared to $398.3 million of revenues and a net loss of $83.2 million in the three-month period ended April 30, 2009. In the three-month period ended April 30, 2010, we recognized inventory impairments and write-offs of $42.3 million, as compared to $119.6 million of inventory impairments and write-offs in the three-month period ended April 30, 2009.
REVENUES AND COST OF REVENUES
Revenues for the six months ended April 30, 2010, were lower than those for the comparable period of fiscal 2009 by approximately $169.4 million, or 21.0%. This decrease was attributable to a 13.3% decrease in the number of homes delivered and a 8.9% decrease in the average price of the homes delivered. The decrease in the number of homes delivered in the six-month period ended April 30, 2010 was primarily due to a 25% decline in the number of homes in backlog at October 31, 2009, as compared to October 31, 2008. The 8.9% decrease in the average price of the homes delivered in the fiscal 2010 period, as compared the fiscal 2009 period, was due to a shift in product mix to lower priced product and less expensive areas, and an increase in incentives given on homes closed in the fiscal 2010 period, as compared to the fiscal 2009 period. Average sales incentives given on homes delivered in the six -month period ended April 30, 2010 amounted to approximately $93,600 per home or 14.3% of the gross price of the home delivered, as compared to approximately $81,900 per home or 11.7% of the gross price of the home delivered in the fiscal 2009 period. The increase in per home sales incentives in the fiscal 2010 period, as compared to the fiscal 2009 period, was primarily due to higher incentives provided on contracts signed in fiscal 2009, which were in backlog at October 31, 2009, as compared to value of sales incentives on homes in backlog at October 31, 2008, and the increase in the number of homes delivered in the fiscal 2010 period resulting from contracts signed in the fiscal 2010 period, as compared to the homes contracted and delivered in the fiscal 2009 period. Generally, incentives on homes delivered from inventory are higher than incentives on to-be-built homes.

Cost of revenues as a percentage of revenues was 97.7% in the six-month period ended April 30, 2010, as compared to 115.7% in the six-month period ended April 30, 2009. In the six-month periods ended April 30, 2010 and 2009, we recognized inventory impairment charges and write-offs of $75.7 million and $270.3 million, respectively. Cost of revenues as a percentage of revenues, excluding impairments, was 85.9% of revenues in the six -month period ended April 30, 2010, as compared to 82.2% in the fiscal 2009 period. The increase in cost of revenues, excluding inventory impairment charges, as a percentage of revenues in fiscal 2010, as compared to fiscal 2009, was due primarily to higher sales incentives and higher interest costs on the homes delivered in fiscal 2010 than those delivered in fiscal 2009. Interest cost as a percentage of revenues was 5.1% in the six -month period ended April 30, 2010, as compared to 3.9% in the fiscal 2009 period. The higher interest cost as a percentage of revenue was due to inventory generally being held for a longer period of time, fewer qualifying assets to which interest can be allocated, resulting in higher amounts of capitalized interest allocated to qualifying inventory and lower average selling prices.
Revenues for the three months ended April 30, 2010, were lower than those for the comparable period of fiscal 2009 by approximately $87.1 million, or 21.9%. This decrease was attributable to a 16.2% decrease in the number of homes delivered and a 6.7% decrease in the average price of the homes delivered. The decrease in the number of homes delivered in the three-month period ended April 30, 2010 was primarily due to a 25% decline in the number of homes in backlog at October 31, 2009, as compared to October 31, 2008. The 6.7% decrease in the average price of the homes delivered in the fiscal 2010 period, as compared the fiscal 2009 period, was due to a shift in product mix to lower priced product and less expensive areas, and an increase in incentives given on homes closed in the fiscal 2010 period, as compared to the fiscal 2009 period. Average sales incentives given on homes delivered in the three-month period ended April 30, 2010 amounted to approximately $87,900 per home or 13.3% of the gross price of the home delivered, as compared to approximately $87,200 per home or 12.4% of the gross price of the home delivered in the fiscal 2009 period. The increase in per home sales incentives in the fiscal 2010 period, as compared to the fiscal 2009 period, was primarily due to higher incentives provided on contracts signed in fiscal 2009, which were in backlog at October 31, 2009, as compared to value of sales incentives on homes in backlog at October 31, 2008, and the increase in the number of homes delivered in the fiscal 2010 period resulting from contracts signed in the fiscal 2010 period, as compared to the homes contracted and delivered in the fiscal 2009 period. Generally, incentives on homes delivered from inventory are higher than incentives on to-be-built homes.
Cost of revenues as a percentage of revenues was 98.2% in the three-month period ended April 30, 2010, as compared to 112.4% in the three-month period ended April 30, 2009. In the three-month periods ended April 30, 2010 and 2009, we recognized inventory impairment charges and write-offs of $42.3 million and $119.6 million, respectively. Cost of revenues as a percentage of revenues, excluding impairments, was 84.6% of revenues in the three-month period ended April 30, 2010, as compared to 82.4% in the fiscal 2009 period. The increase in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in fiscal 2010, as compared to fiscal 2009, was due primarily to higher sales incentives and higher interest costs on the homes delivered in fiscal 2010 than those delivered in fiscal 2009. Interest cost as a percentage of revenues was 4.9% in the three-month period ended April 30, 2010, as compared to 4.1% in the fiscal 2009 period. The higher interest cost as a percentage of revenue was due to inventory generally being held for a longer period of time, fewer qualifying assets to which interest can be allocated, resulting in higher amounts of capitalized interest allocated to qualifying inventory and lower average selling prices.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)
SG&A spending decreased by $35.0 million, or 21.6%, in the six-month period ended April 30, 2010, as compared to the six-month period ended April 30, 2009. As a percentage of revenues, SG&A was 19.9% in the six-month period ended April 30, 2010, as compared to 20.0% in the fiscal 2009 period. The reduction in spending was due primarily to reduced compensation and related costs, reduced costs for advertising, promotions and marketing, reduced insurance costs, a decrease in the write-off of deferred marketing costs related to closed communities in the fiscal 2010 period, as compared to the fiscal 2009 period, and the reversal of approximately $5.0 million of previously accrued costs related to litigation that was settled in the period at amounts below what we had accrued. The write-off of deferred marketing costs related to closed communities in the six-month periods of fiscal 2010 and 2009 was $2.6 million and $4.2 million, respectively.

SG&A spending decreased by $17.4 million, or 22.6%, in the three-month period ended April 30, 2010, as compared to the three-month period ended April 30, 2009. As a percentage of revenues, SG&A was 19.1% in the three-month period ended April 30, 2010, as compared to 19.3% in the fiscal 2009 period. The reduction in spending was due primarily to reduced compensation and related costs, reduced costs for advertising, promotions and marketing, reduced insurance costs, a decrease in the write-off of deferred marketing costs related to closed communities in the fiscal 2010 period, as compared to the fiscal 2009 period, and the reversal of approximately $5.0 million of previously accrued costs related litigation that was settled in the period at amounts below what we had accrued. The write-off of deferred marketing costs related to closed communities in the three-month periods of fiscal 2010 and 2009 was $1.0 million and $3.8 million, respectively.
INTEREST EXPENSE
Interest incurred on homebuilding indebtedness in excess of qualified inventory is charged directly to the statement of operations in the period incurred. Due to the lower amounts of qualified inventory, interest expensed directly to the statement of operations in the six-month periods ended April 30, 2010 and 2009 was $13.5 million and $5.2 million, respectively, and $6.2 million and $4.4 million in the three-month periods ended April 30, 2010 and 2009, respectively.
INCOME (LOSS) FROM UNCONSOLIDATED ENTITIES
We are a participant in several joint ventures and in the Trust and Trust II. We recognize our proportionate share of the earnings and losses from these entities. The trends, uncertainties or other factors that have negatively impacted our business and the industry in general and which are discussed in the ”Overview” section of this MD&A have also impacted the unconsolidated entities in which we have investments. Many of our joint ventures are land development projects or high-rise/mid-rise construction projects and do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, the joint ventures will generally, over a relatively short period of time, generate revenues and earnings until all the assets of the entity are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from quarter to quarter and year to year.
In the six months ended April 30, 2010, we recognized $1.6 million of income from unconsolidated entities, as compared to a $4.6 million loss in the fiscal 2009 period. The loss in the fiscal 2009 period included a $6.0 million impairment charge that we recognized on one of our investments in unconsolidated entities.
In the three months ended April 30, 2010, we recognized $1.3 million of income from unconsolidated entities, as compared to a $0.5 million of income in the fiscal 2009 period.
INTEREST AND OTHER INCOME
For the six months ended April 30, 2010 and 2009, interest and other income was $15.7 million and $21.7 million, respectively. The decrease in interest and other income in the six-month period ended April 30, 2010, as compared to the fiscal 2009 period, was primarily due to declines in the fiscal 2010 period, as compared to the fiscal 2009 period of $3.6 million in interest income and $4.9 million of retained customer deposits, offset, in part, by an increase in income from ancillary businesses and management fee income in the fiscal 2010 period, as compared to the fiscal 2009 period.
For the three months ended April 30, 2010 and 2009, interest and other income was $7.2 million and $10.5 million, respectively. The decrease in interest and other income in the three-month period ended April 30, 2010, as compared to the fiscal 2009 period, was primarily due to declines in the fiscal 2010 period, as compared to the fiscal 2009 period of $1.1 million in interest income and $3.2 million of retained customer deposits.
LOSS BEFORE INCOME TAX BENEFIT
For the six-month periods ended April 30, 2010 and 2009, we reported a loss before income tax benefit of $108.5 million and $278.5 million, respectively. For the three-month periods ended April 30, 2010 and 2009, we reported a loss before income tax benefit of $51.8 million and $121.9 million, respectively.

INCOME TAX BENEFIT
In the six-month periods ended April 30, 2010 and 2009, we recognized an income tax benefit of $27.4 million and $106.4 million, respectively. Our effective tax rate was 25.2% in the fiscal 2010 period and 38.2% in the fiscal 2009 period. The difference in the effective tax rate for the six-month period of fiscal 2010, as compared to the fiscal 2009 period, was primarily due to: (a) a $15.0 million reversal in the fiscal 2009 period of state tax provisions, net of federal tax provisions, accrued in prior years against potential tax assessments, which were no longer needed due to our settlement of various federal and state audits and the expiration of the applicable statute of limitations for federal and state tax purposes; (b) the recognition of $10.9 million of net valuation allowances related to deferred tax assets established in the fiscal 2010 period ($35.0 million of new valuation allowances and the reversal of $24.1 million of previously recognized valuation allowances), as compared to $4.3 million of valuation allowances recognized in the fiscal 2009 period; (c) the recognition of $2.8 million of interest and penalties in the fiscal 2010 period, as compared to $6.9 million of interest and penalties recognized in the fiscal 2009 period; and (d) the recognition of a $2.6 million state tax benefit, before valuation allowance, in the fiscal 2010 period, as compared to a $7.4 million state tax benefit, before valuation allowance, recognized in the fiscal 2009 period. The decline in the interest and penalties recognized is due to the expiration of statutes of limitation and the completion of various tax audits since April 30, 2009. The change in the state tax rate is due primarily to a change in our estimate of the allocation of income or loss, as the case may be, among the various state taxing jurisdictions and changes in tax regulations and their impact on our strategies.
In the three-month periods ended April 30, 2010 and 2009, we recognized an income tax benefit of $11.4 million and $38.7 million, respectively. Our effective tax rate was 22.0% in the fiscal 2010 period and 31.8% in the fiscal 2009 period. The difference in the effective tax rate for the three-month period of fiscal 2010, as compared to the fiscal 2009 period, was primarily due to: (a) the recognition of $7.6 million of net valuation allowances related to deferred tax assets established in the fiscal 2010 period ($20.2 million of new valuation allowances and the reversal of $12.6 million of previously recognized valuation allowances), as compared to $1.3 million of valuation allowances recognized in the fiscal 2009 period; (b) the recognition of $1.0 million of interest and penalties in the fiscal 2010 period, as compared to $2.6 million of interest and penalties recognized in the fiscal 2009 period; and (c) the recognition of a $1.4 million state tax benefit, before valuation allowance, in the fiscal 2010 period, as compared to a $1.1 million state tax benefit, before valuation allowance, recognized in the fiscal 2009 period. The decline in the interest and penalties recognized is due to the expiration of statutes of limitation and the completion of various tax audits since April 30, 2009. The change in the state tax rate is due primarily to a change in our estimate of the allocation of income or loss, as the case may be, among the various state taxing jurisdictions and changes in tax regulations and their impact on our strategies.
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
At April 30, 2010, we had $1.55 billion of cash and cash equivalents and marketable U.S. Treasury securities on hand, a decline of $360.9 million from October 31, 2009. Cash used in operating activities during the six-month period ended April 30, 2010 was $223.9 million. Cash used in operating activities during the fiscal 2010 period was primarily used to fund our loss from operations and to acquire inventory. We used $107.7 million of cash in our investing activities in the six-month period ended April 30, 2010, primarily for investments in marketable U.S. Treasury securities and for investments in our unconsolidated entities. We also used $114.2 million of cash in financing activities in the six-month period ended April 30, 2010, primarily for the repayment and redemption of debt (primarily our senior subordinated notes and other loans payable).
In the six-month period ended April 30, 2009, our cash and cash equivalents increased by $329.5 million. Cash flow provided by operating activities was $31.4 million in the fiscal 2009 period and was primarily generated by a reduction in inventory and the receipt of an income tax refund on previously paid taxes, offset, in part, by the payment of accounts payable and accrued liabilities and income tax payments made for the settlement of previously accrued tax audits. The decreases in inventory, accounts payable and accrued liabilities were due primarily to the decline in our business as previously discussed. We also generated cash from financing activities of $315.3 million in the fiscal 2009 period, principally from the issuance of $400 million of senior notes in the public debt markets (net proceeds amounted to $389.4 million), stock-based benefit plans and the tax benefits of stock-based compensation, offset, in part, by the repayment of debt.

At April 30, 2010, the aggregate purchase price of land parcels under option and purchase agreements was approximately $586.4 million (including $138.0 million of land to be acquired from joint ventures in which we have invested). Of the $586.4 million of land purchase commitments, we had paid or deposited $76.8 million, we will receive a credit for prior investments in joint ventures of approximately $37.0 million and, if we acquire all of these land parcels, we will be required to pay $472.5 million. Of the $472.5 million we would be required to pay, we recorded $104.5 million of this amount in accrued expenses at April 30, 2010. The purchases of these land parcels are scheduled over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own several years’ supply of home sites, we do not need to buy home sites immediately to replace those which we deliver. In addition, we generally do not begin construction of our single-family detached homes until we have a signed contract with the home buyer, although in the past several years, due to the high cancellation rate of customer contracts and the increase in the number of attached-home communities from which we were operating (all of the units of which are generally not sold prior to the commencement of construction), the number of speculative homes in our inventory increased significantly. Should our business decline from present levels, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, not incur additional costs to improve land we already own and as we sell and deliver the speculative homes that are currently in inventory, all of which should result in additional cash flow from operations. In addition, we might curtail our acquisition of additional land which would further reduce our inventory levels and cash needs. We have begun to see land being offered at prices that we believe are attractive based on current market conditions, and have entered into several contracts to acquire land in the last several months. During the six-month period ended April 30, 2010, we acquired control of over 2,800 lots (net of lot options terminated). At April 30, 2010, we owned or controlled through options approximately 33,600 home sites, as compared to approximately 31,900 at October 31, 2009, approximately 36,600 at April 30, 2009 and approximately 91,200 at April 30, 2006, our peak in terms of home sites owned or controlled through options. Of the 33,600 home sites owned or controlled through options at April 30, 2010, we owned approximately 28,300; significant improvements were completed on approximately 10,700 of the 28,300.
We have a $1.89 billion credit facility consisting of a $1.56 billion unsecured revolving credit facility and a $331.7 million term loan facility (collectively, the “Credit Facility”) with 30 banks, which extends to March 2011. At April 30, 2010, we had no outstanding borrowings against the revolving credit facility but had letters of credit of approximately $162.2 million outstanding under it. Under the terms of the Credit Facility, our maximum leverage ratio (as defined in the agreement) may not exceed 2.00 to 1.00 and at April 30, 2010, we were required to maintain a minimum tangible net worth (as defined in the agreement) of approximately $1.86 billion. At April 30, 2010, our leverage ratio was approximately 0.33 to 1.00 and our tangible net worth was approximately $2.42 billion.
During the three-month period ended January 31, 2010, we redeemed all of the remaining $47.9 million outstanding principal amount of our Toll Corp. 8.25% Senior Subordinated Notes due December 2011 at a cash redemption price equal to the full principal amount plus accrued and unpaid interest.
We believe that we will be able to continue to fund our current operations and meet our contractual obligations through a combination of existing cash resources and other sources of credit. Due to the deterioration of the credit markets and the uncertainties that exist in the economy and for home builders in general, we cannot be certain that we will be able to replace existing financing or find sources of additional financing in the future; moreover, if we are able to replace all or some of such facilities, we may be subjected to more restrictive borrowing terms and conditions.

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
The following tables summarize information related to revenues, gross contracts signed, contract cancellations, net contracts signed and sales incentives provided on units delivered by geographic segment for the six-month and three-month periods ended April 30, 2010 and 2009, and information related to backlog by geographic segment at April 30, 2010 and 2009.
Revenues:

	Six months ended April 30,				Three months ended April 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	Units	Units	(In millions)	(In millions)	Units	Units	(In millions)	(In millions)
North	327	440	$174.5	$283.0	160	224	$83.1	$139.8
Mid-Atlantic	376	402	204.0	234.8	184	182	103.0	104.3
South	227	239	119.0	128.9	114	132	63.7	73.7
West	209	232	140.5	160.7	85	110	61.5	80.5

	1,139	1,313	$638.0	$807.4	543	648	$311.3	$398.3

Gross Contracts Signed:

	Six months ended April 30,				Three months ended April 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	Units	Units	(In millions)	(In millions)	Units	Units	(In millions)	(In millions)
North	368	319	$192.4	$169.9	220	203	$114.7	$104.3
Mid-Atlantic	465	358	252.4	199.0	295	238	156.0	131.7
South	313	269	165.4	129.7	187	157	103.4	74.0
West	284	220	192.4	162.7	164	145	115.3	108.5

	1,430	1,166	$802.6	$661.3	866	743	$489.4	$418.5

Contracts Cancelled:

	Six months ended April 30,				Three months ended April 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	Units	Units	(In millions)	(In millions)	Units	Units	(In millions)	(In millions)
North	26	126	$14.2	$105.3	14	64	$9.5	$54.4
Mid-Atlantic	26	64	12.5	47.8	17	27	5.7	20.2
South	17	70	9.8	40.2	8	36	4.3	21.0
West	15	58	9.4	41.9	7	34	5.3	24.6

	84	318	$45.9	$235.2	46	161	$24.8	$120.2

Net Contracts Signed:

	Six months ended April 30,				Three months ended April 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	Units	Units	(In millions)	(In millions)	Units	Units	(In millions)	(In millions)
North	342	193	$178.1	$64.7	206	139	$105.2	$50.0
Mid-Atlantic	439	294	239.9	151.2	278	211	150.3	111.5
South	296	199	155.7	89.5	179	121	99.1	53.0
West	269	162	182.9	120.8	157	111	110.0	83.8

	1,346	848	$756.6	$426.2	820	582	$464.6	$298.3

Contract Cancellation Rates:

	Six months ended April 30,				Three months ended April 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	Units	Units	Value	Value	Units	Units	Value	Value
North	7.1%	39.5%	7.4%	61.9%	6.4%	31.5%	8.3%	52.1%
Mid-Atlantic	5.6%	17.9%	5.0%	24.0%	5.8%	11.3%	3.7%	15.3%
South	5.4%	26.0%	5.9%	31.0%	4.3%	22.9%	4.1%	28.4%
West	5.3%	26.4%	4.9%	25.8%	4.3%	23.4%	4.6%	22.7%
Total	5.9%	27.3%	5.7%	35.6%	5.3%	21.7%	5.1%	28.7%
Backlog at April 30 :

	2010	2009	2010	2009
	Units	Units	(In millions)	(In millions)
North	565	623	$287.2	$344.2
Mid-Atlantic	556	450	329.5	278.7
South	351	314	184.7	165.7
West	266	194	192.1	155.7

	1,738	1,581	$993.5	$944.3

Sales Incentives:
Sales incentives provided to home buyers on homes closed during the six-month and three-month periods ended April 30, 2010 and 2009 and their percentage of gross value of revenues are as follows:

	Six months ended April 30,				Three months ended April 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	(In millions)	(In millions)	% of Gross Revenues		(In millions)	(In millions)	% of Gross Revenues
North	$19.3	$16.5	10.0%	5.5%	$8.6	$9.4	9.4%	6.3%
Mid-Atlantic	38.8	40.4	16.0%	14.7%	17.2	19.5	14.3%	15.7%
South	20.8	17.0	14.9%	11.6%	12.2	10.1	16.1%	12.1%
West	27.7	33.6	16.5%	17.3%	9.8	17.5	13.7%	17.9%

	$106.6	$107.5	14.3%	11.7%	$47.8	$56.5	13.3%	12.4%

Revenues and Loss Before Income Taxes:
The following table summarizes by geographic segments total revenues and loss before income taxes for the six-month and three-month periods ended April 30, 2010 and 2009 (amounts in millions):

	Six months ended April 30,		Three months ended April 30,
	2010	2009	2010	2009
Revenue:
North	$174.5	$283.0	$83.1	$139.8
Mid-Atlantic	204.0	234.8	103.0	104.3
South	119.0	128.9	63.7	73.7
West	140.5	160.7	61.5	80.5

Total	$638.0	$807.4	$311.3	$398.3

	Six months ended April 30,		Three months ended April 30,
	2010	2009	2010	2009
(Loss) income before income taxes:
North	$(4.3)	$(26.3)	$(2.4)	$0.9
Mid-Atlantic	2.5	(17.6)	7.6	(13.3)
South	(27.6)	(32.1)	(18.4)	(5.7)
West	(26.8)	(146.4)	(15.5)	(73.8)
Corporate and other (a)	(52.3)	(56.1)	(23.1)	(30.0)

Total	$(108.5)	$(278.5)	$(51.8)	$(121.9)

(a)	Corporate and other is comprised principally of general corporate expenses such as the Offices of the Chief Executive Officer and President, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, offset in part by interest income and income from our ancillary businesses.
North
Revenues in the six months and three months ended April 30, 2010 were lower than those for the comparable periods of fiscal 2009 by $108.4 million and $56.7 million, or 38% and 41%, respectively. The decrease in revenues for the six months ended April 30, 2010, as compared to the six months ended April 30, 2009, was attributable to a 26% decrease in the number of homes delivered and a 17% decrease in the average price of the homes delivered. The decline in revenues for the three-month period ended April 30, 2010, as compared to the three-month period ended April 30, 2009, was attributable to a 29% decrease in the number of homes delivered and a 17% decrease in the average price of the homes delivered. The decreases in the number of homes delivered in the fiscal 2010 periods, as compared to the fiscal 2009 periods, were primarily due to our lower backlog at October 31, 2009, as compared to October 31, 2008. The decline in backlog at October 31, 2009, as compared to October 31, 2008, was due primarily to an 11% decrease in the number of net contracts signed in fiscal 2009 over fiscal 2008. The decreases in the average price of the homes delivered in the six months and three months ended April 30, 2010, as compared to the fiscal 2009 periods, were primarily due to a shift in the number of homes delivered to less expensive products and/or locations and higher sales incentives given on the homes delivered in the fiscal 2010 periods, as compared to the fiscal 2009 periods.

The value of net contracts signed in the six months ended April 30, 2010 was $178.1 million, a 175% increase from the $64.7 million of net contracts signed during the six months ended April 30, 2009. The increase in the value of net contracts signed in the six months ended April 30, 2010, as compared to the fiscal 2009 period, was primarily due to a 77% increase in the number of net contracts signed and a 55% increase in the average value of each net contract. For the three-month period ended April 30, 2010, the value of net contracts signed was $105.2 million, an 111% increase from the value of net contracts signed of $50.0 million in the three-month period ended April 30, 2009. The increase in the value of net contacts signed in the three months ended April 30, 2010, as compared to the fiscal 2009 period, was due to a 48% increase in the number of net contracts signed and a 42% increase in the average value of each net contract. The increases in the number of net contracts signed in the fiscal 2010 periods, as compared to the fiscal 2009 periods, were primarily due to decreases in the number of contracts cancelled in the six month and three month periods ended April 30, 2010, as compared to the six month and three month periods ended April 30, 2009, and an improvement in housing demand in the fiscal 2010 periods, as compared to the fiscal 2009 periods. The increases in the average sales price of net contracts signed in the fiscal 2010 periods, as compared to the fiscal 2009 periods, were primarily attributable to decreases in cancellations in the fiscal 2010 periods at one of our high-rise properties located in a New Jersey urban market, which had higher average prices than our typical product. The average sales price of gross contracts signed in the six-month period ended April 30, 2010 was $522,800, a 2% decrease from the $532,800 average sales price of gross contracts signed in the six-month period ended April 30, 2009. For the three months ended April 30, 2010 and 2009, the average sales price of gross contracts signed was $521,500 and $514,000, respectively, or a 1% increase.
We reported losses before income taxes of $4.3 million and $26.3 million in the six-month periods ended April 30, 2010 and 2009, respectively. The decrease in the loss was primarily due to lower cost of revenues as a percentage of revenues and lower selling, general and administrative expenses in the six months ended April 30, 2010, as compared to the six months ended April 30, 2009, and $2.7 million of income recognized from unconsolidated entities in the fiscal 2010 period, as compared to a $5.0 million loss recognized from unconsolidated entities in the comparable period of fiscal 2009. Cost of revenues before interest as a percentage of revenues was 89.6% in the six months ended April 30, 2010, as compared to 95.1% in the six months ended April 30, 2009. The lower cost of revenues was primarily the result of lower impairment charges in the fiscal 2010 period, as compared to the fiscal 2009 period, partially offset by increased sales incentives given to home buyers on the homes delivered and a shift in product mix of homes delivered to lower margin product or areas. We recognized inventory impairment charges of $11.9 million and $51.5 million in the six months ended April 30, 2010 and 2009, respectively. As a percentage of revenues, higher sales incentives increased cost of revenues by approximately 4.0% in the six months ended April 30, 2010, as compared to the fiscal 2009 period. The loss from unconsolidated entities in the fiscal 2009 period included a $6.0 million impairment charge related to one of the unconsolidated entities.
For the three months ended April 30, 2010, we reported a loss before income taxes of $2.4 million, as compared to income before income taxes of $0.9 million for the three months ended April 30, 2009. The increase in the loss was primarily attributed to higher cost of revenues as a percentage of revenues in the fiscal 2010, as compared to the fiscal 2009 period, offset, in part, by lower selling, general and administrative expenses in the three-month period ended April 30, 2010, as compared to the three-month period ended April 30, 2009. The higher cost of revenues percentage in the fiscal 2010 period, as compared to the fiscal 2009 period, was primarily attributable to higher sales incentives given to home buyers on the homes delivered and a shift in product mix of homes delivered to lower margin product or areas, partially offset by lower impairment charges in the fiscal 2010 period, as compared to the fiscal 2009 period. As a percentage of revenues, higher sales incentives increased cost of revenues by approximately 2.9% in the three-month period ended April 30, 2010, as compared to the fiscal 2009 period. In the three months ended April 30, 2010 and 2009, we recognized inventory impairment charges of $5.6 million and $14.7 million, respectively.
Mid-Atlantic
For the six months ended April 30, 2010, revenues were lower than those for the fiscal 2009 period by $30.8 million, or 13%, primarily due to a 6% decrease in the number of homes delivered and a 7% decrease in the average sales price of the homes delivered. The decrease in the number of homes delivered in the six-month period ended April 30, 2010, as compared to the six-month period ended April 30, 2009, was primarily due to lower backlog at October 31, 2009, as compared to October 31, 2008. The decrease in the value of backlog was primarily the result of a 22% decrease in the number of net contracts signed in fiscal 2009 over fiscal 2008 due to weak demand. The decrease in the average price of the homes delivered in the fiscal 2010 period, as compared to the fiscal 2009 period, was primarily related to a shift in the number of homes delivered to less expensive products and/or locations and higher sales incentives given on the homes delivered in the fiscal 2010 period, as compared to the fiscal 2009 period.

Revenues for the three months ended April 30, 2010 were lower than those in the three months ended April 30, 2009 by $1.4 million, or 1%, primarily due to a 2% decrease in the average sales price of homes delivered, offset, in part, by a 1% increase in the number of home delivered. The decrease in the average price of the homes delivered in the three-month period ended April 30, 2010, as compared to the three-month period ended April 30, 2009, was primarily related to a shift in the number of homes delivered to less expensive products and/or locations, offset, in part, by lower sales incentives given on the homes delivered in the fiscal 2010 period, as compared to the fiscal 2009 period.
The value of net contracts signed during the six-month and three-month periods ended April 30, 2010 increased by $88.7 million and $38.7 million, or 59% and 35%, respectively, from the six-month and three-month periods ended April 30, 2009. The increases in the six-month and three-month periods of fiscal 2010, as compared to the fiscal 2009 periods, were due to 49% and 32% increases in the number of net contracts signed, respectively, and 6% and 2% increases in the average value of each net contract signed, respectively. The increase in the number of net contracts signed was due primarily to an improvement in housing demand and decreases in the number of contracts cancelled in the fiscal 2010 periods, as compared to the fiscal 2009 periods. The increases in the average value of each net contract signed were primarily due to cancellations of higher priced homes in the fiscal 2009 periods, as compared to cancellations of lower priced homes in the fiscal 2010 periods. Excluding cancellations, the average value of each contract decreased 2% and 4% in the six-month and three-month periods ended April 30, 2010, respectively, as compared to the comparable periods of fiscal 2009.
We reported income before income taxes for the six-month and three-month periods ended April 30, 2010 of $2.5 million and $7.6 million, respectively, as compared to losses before income taxes in the comparable periods of fiscal 2009 of $17.5 million and $13.2 million, respectively. The increases in the income before income taxes in the six months and three months ended April 30, 2010, as compared to the fiscal 2009 periods, were primarily due to lower impairment charges in the fiscal 2010 periods, as compared to the fiscal 2009 periods, and for the three months ended April 30, 2010, lower sales incentives given to home buyers on the homes delivered. We recognized inventory impairment charges of $10.8 million and $0.1 million for the six months and three months ended April 30, 2010 and 2009, respectively, as compared to $36.3 million and $20.0 million for the comparable periods of fiscal 2009, respectively.
South
Revenues in the six months and three months ended April 30, 2010 were lower than those in the comparable periods of fiscal 2009 by $9.9 million and $10.0 million, or 8% and 14%, respectively. The decrease in revenues for the six months ended April 30, 2010, as compared to the six months ended April 30, 2009, was attributable to a 5% decrease in the number of homes delivered and a 3% decrease in the average price of the homes delivered. The decline in revenues for the three-month period ended April 30, 2010, as compared to the three-month period ended April 30, 2009, was attributable to a 14% decrease in the number of homes delivered. The decreases in the number of homes delivered in the fiscal 2010 periods, as compared to the fiscal 2009 periods, were primarily due to lower backlog at October 31, 2009, as compared to October 31, 2008. The decline in backlog at October 31, 2009, as compared to October 31, 2008, was due primarily to a 28% decrease in the number of net contracts signed in fiscal 2009 over fiscal 2008. The decrease in the average price of the homes delivered in the six-month period ended April 30, 2010, as compared to the six-month period ended April 30, 2009, was primarily attributable to higher sales incentives given on the homes delivered in the fiscal 2010 period, as compared to the fiscal 2009 period, partially offset by a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2010 period, as compared to the fiscal 2009 period.

For the six months ended April 30, 2010, the value of net contracts signed increased by $66.1 million, or 74%, as compared to the fiscal 2009 period. The increase was attributable to increases of 49% and 17% in the number and average value of net contracts signed, respectively. For the three months ended April 30, 2010, the value of net contracts signed was higher than the three months ended April 30, 2009 by $46.1 million, or 87%, primarily due to a 48% increase in the number of net signed contracts and a 26% increase in the average value of each net signed contract. The increases in the number of net contracts signed in the six-month and three-month periods ended April 30, 2010, as compared to the six-month and three-months periods ended April 30, 2009, were primarily due to a decrease in the number of contract cancellations from 70 and 36 in the fiscal 2009 periods, respectively, to 17 and 8 in the fiscal 2010 periods, respectively, and an improvement in housing demand in the fiscal 2010 periods, as compared to the fiscal 2009 periods. The increases in the average sales price of net contracts signed were primarily due to decreases in the number of cancellations in the fiscal 2010 periods, as compared to the fiscal 2009 periods, which had a higher average sales price, and to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2010 periods, as compared to the fiscal 2009 periods.
We reported losses before income taxes for the six months ended April 30, 2010 and 2009 of $27.6 million and $32.1 million, respectively. The decline in the loss before income taxes was primarily due to lower impairment charges and lower selling, general and administrative costs in the fiscal 2010 period, as compared to the fiscal 2009 period, offset, in part, by increased sales incentives given to home buyers on the homes delivered in the fiscal 2010 period. Impairment charges decreased from $33.2 million in the six-month period ended April 30, 2009 to $25.2 million in the six-month period ended April 30, 2010. As a percentage of revenues, higher sales incentives increased cost of revenues by approximately 2.9% in the six months ended April 30, 2010, as compared to the six months ended April 30, 2009.
For the three months ended April 30, 2010 and 2009, we reported losses before income taxes of $18.4 million and $5.7 million, respectively. The increase in the loss was primarily attributed to higher impairment charges and increased sales incentives given to home buyers on the homes delivered in the three-month period ended April 30, 2010, as compared to the three-month period ended April 30, 2009, offset, in part, by lower selling, general and administrative expenses in the three-month period ended April 30, 2010, as compared to the three-month period ended April 30, 2009. We recognized impairment charges of $19.3 million and $8.5 million in the three months ended April 30, 2010 and 2009, respectively.
West
Revenues in the six-month period ended April 30, 2010 were lower than those in the six-month period ended April 30, 2009 by $20.2 million, or 13%. The decrease in revenues was attributable to a 10% decrease in the average sales price of the homes delivered and a 3% decrease in the number of homes delivered. For the three months ended April 30, 2010, revenues were lower than those for the comparable period of fiscal 2009 by $19.0 million, or 24%, primarily due to a 23% decrease in the number of homes delivered and a 1% decrease in the average sales price of homes delivered. The decreases in the number of homes delivered in the fiscal 2010 periods were primarily attributable to lower backlog at October 31, 2009, as compared to October 31, 2008, offset, in part, by an increase in the number of homes delivered that we put under contract during the fiscal 2010 periods. The decrease in the average price of the homes delivered was primarily due to a shift in the number of homes delivered to less expensive products and/or locations in the fiscal 2010 periods, as compared to the fiscal 2009 periods, offset, in part, by lower sales incentives given on the homes delivered in the fiscal 2010 periods, as compared to the fiscal 2009 periods.
The value of net contracts signed during the six months and three months ended April 30, 2010 increased $62.2 million and $26.2 million, or 51% and 31%, respectively, as compared to the fiscal 2009 periods. The increases in the six-month and three-month periods of fiscal 2010, as compared to the fiscal 2009 periods, were due to 66% and 41% increases in the number of net contracts signed, respectively, partially offset by 9% and 7% decreases in the average value of each net contract signed, respectively. The increases in the number of net contracts signed were due to a decrease in the number of contracts cancelled in the fiscal 2010 periods, as compared to the fiscal 2009 periods, and an improvement in housing demand in the fiscal 2010 periods, as compared to the fiscal 2009 periods. In the six months and three months ended April 30, 2010, 15 and 7 contracts were cancelled, respectively, as compared to 58 and 34 in the three months and six months ended April 30, 2009, respectively. The decreases in the average sales price of net contracts signed were primarily due to a shift in the number of contracts signed to less expensive areas and/or products in the fiscal 2010 periods, as compared to the fiscal 2009 periods.
We reported losses before income taxes for the six-month and three-month periods ended April 30, 2010 of $26.8 million and $15.5 million, respectively, as compared to losses before income taxes for the fiscal 2009 periods of $146.4 million and $73.8 million, respectively. The decreases in the losses before income taxes were primarily due to lower impairment charges, lower selling, general and administrative expenses and decreased sales incentives given to home buyers on homes delivered in the fiscal 2010 periods, as compared to the fiscal 2009 periods, offset, in part, by a shift in product mix of homes delivered to lower margin product or areas. We recognized inventory impairment charges of $27.9 million and $17.3 million for the six months and three months ended April 30, 2010 and 2009, respectively, as compared to $149.2 million and $76.5 million for the comparable periods of fiscal 2009, respectively.

Other
Other loss before income taxes for the six months ended April 30, 2010 was $52.3 million, a decrease of $3.8 million from the $56.1 million loss before income taxes reported for the six months ended April 30, 2009. This decrease was primarily the result of lower unallocated selling, general and administrative expenses of $13.0 million in the fiscal 2010 period, as compared to the fiscal 2009 period, an increase of $2.2 million in income from ancillary businesses and management fee income in the fiscal 2010 period, as compared to the fiscal 2009 period, the recognition of a $2.1 million charge in the six months ended April 30, 2009 in connection with the redemption of senior subordinated notes, an $8.2 million increase in interest directly expensed in the fiscal 2010 period, as compared to the fiscal 2009 period, and a $3.6 million decline in interest income in the fiscal 2010 period, as compared to the fiscal 2009 period. Interest expensed directly was $13.5 million in the fiscal 2010 period and $5.2 million in the fiscal 2009 period. See “Interest Expense” in this MD&A for additional information on interest directly expensed.
For the three months ended April 30, 2010 and 2009, other loss before income taxes was $23.1 million and $30.0 million, respectively. The decrease was primarily due to lower unallocated selling, general and administrative expenses of $8.7 million in the fiscal 2010 period, as compared to the fiscal 2009 period, the recognition of a $2.1 million charge in the three months ended April 30, 2009 in connection with the redemption of senior subordinated notes, an increase of $1.8 million of interest directly expensed in the fiscal 2010 period, as compared to the fiscal 2009 period, and a $1.1 million decline in interest income in the fiscal 2010 period, as compared to the fiscal 2009 period.

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
The table below sets forth, at April 30, 2010, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):

	Fixed-Rate Debt		Variable-Rate Debt
		Weighted-		Weighted-
		Average		Average
Fiscal Year of Maturity	Amount	Interest Rate	Amount	Interest Rate
2010	$9,041	4.21%	$46,799	4.42%
2011	27,212	3.95%	331,817	0.76%
2012	18,893	4.29%	150	0.45%
2013	360,531	6.38%	150	0.45%
2014	304,131	4.92%	150	0.45%
Thereafter	951,925	7.15%	12,395	0.37%
Discount	(11,384)

Total	$1,660,349	6.48%	$391,461	1.18%

Fair value at April 30, 2010	$1,727,657		$391,461

Based upon the amount of variable-rate debt outstanding at April 30, 2010, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $3.9 million per year.

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
There has not been any change in internal control over financial reporting during our quarter ended April 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On April 1, 2009, a third shareholder derivative action was filed by William Hall, also in the U.S. District Court for the Eastern District of Pennsylvania, against the eleven then-current members of our board of directors and our Chief Accounting Officer. This complaint is identical to the previous shareholder complaint filed in Philadelphia and, on July 14, 2009, the two cases were consolidated. On April 30, 2010, the plaintiffs filed an amended consolidated complaint.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended April 30, 2010, we repurchased the following shares of our common stock:

			Total Number	Maximum
	Total	Average	of Shares	Number of Shares
	Number of	Price	Purchased as Part of	that May Yet be
	Shares	Paid Per	Publicly Announced	Purchased Under the
Period	Purchased (a)(b)	Share	Plans or Programs (c)	Plans or Programs (c)
	(in thousands)		(in thousands)	(in thousands)
February 1, 2010 to February 28, 2010	5	$19.43	5	11,850
March 1, 2010 to March 31, 2010	3	$20.00	3	11,847
April 1, 2010 to April 30, 2010	4	$20.73	4	11,843

	12	$20.02	12

(a)	The terms of our Restricted Stock Unit awards (“RSUs”) permit us to withhold from the total number of shares of our common stock that an employee is entitled to receive upon distribution pursuant to a RSU that number of shares having a fair market value at the time of distribution equal to the applicable income tax withholdings, and remit the remaining shares to the employee. During the three months ended April 30, 2010, we withheld 80 shares subject to RSUs with a fair market value per share of $19.37 to cover income taxes on distributions, and distributed 221 shares to employees. The 80 shares withheld are not included in the total number of shares purchased in the table above.

(b)	Our stock incentive plans permit participants to exercise stock options using a “net exercise” method at the discretion of the Executive Compensation Committee of our Board of Directors. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three months ended April 30, 2010, the net exercise method was not used to exercise any options to acquire shares of our common stock. In addition, our stock incentive plans also permit participants to use the fair market value of Company common stock they own to pay for the exercise of stock options. During the three-month period ended April 30, 2010, we received 6,790 shares with an average fair market value per share of $21.07 for the exercise of 14,816 options. The 6,790 shares we received as payment for stock option exercises are not included in the total number of shares purchased in the table above.

(c)	On March 26, 2003, we announced that our Board of Directors had authorized the repurchase of up to 20 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.
Except as set forth above, we have not repurchased any of our equity securities.
We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so. Rather, we will follow a policy of retaining earnings in order to finance future growth in our business and, from time to time, repurchase shares of our common stock.
The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our earnings, capital requirements, our operating and financial condition, and any contractual limitations then in effect. In this regard, our senior subordinated notes contain restrictions on the amount of dividends we may pay on our common stock. In addition, our Credit Facility requires us to maintain a minimum tangible net worth (as defined in the credit agreement), which restricts the amount of dividends we may pay. At April 30, 2010, under the most restrictive of these provisions, we could have paid up to approximately $565.0 million of cash dividends.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

3.1
Certificate of Amendment to the Toll Brothers, Inc. Second Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on March 18, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2010).

10.1
Toll Brothers, Inc. Senior Officer Bonus Plan (incorporated by reference to Addendum C to Toll Brothers, Inc.’s definitive proxy statement on Schedule 14A for the Toll Brothers, Inc. 2010 Annual Meeting of Stockholders held on March 17, 2010 filed with the Securities and Exchange Commission on February 1, 2010).

31.1	*	Certification of Robert I. Toll pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Joel H. Rassman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Robert I. Toll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Joel H. Rassman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC. (Registrant)
Date: June 8, 2010	By:	/s/ Joel H. Rassman
Joel H. Rassman
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

Date: June 8, 2010	By:	/s/ Joseph R. Sicree
Joseph R. Sicree
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)