Form 10-Q
period 2010-07-31
TOLL BROTHERS INC
filed 2010-09-08
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
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
At September 1, 2010, there were approximately 165,880,000 shares of Common Stock, $.01 par value, outstanding.

TOLL BROTHERS, INC. AND SUBSIDIARIES

STATEMENT ON FORWARD-LOOKING INFORMATION
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to estimates or other expectations regarding future events. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements may include, but are not limited to, information related to: anticipated operating results; home deliveries; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues; selling, general and administrative expenses; interest expense; inventory write-downs; anticipated tax refunds; sales paces; effects of home buyer cancellations; growth and expansion; joint ventures in which we are involved; anticipated income or benefits to be realized from our investments in unconsolidated entities; the ability to acquire land and pursue real estate opportunities; the ability to gain approvals and to open new communities; the ability to sell homes and properties; the ability to deliver homes from backlog; the ability to secure materials and subcontractors; the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; legal proceedings and claims.
From time to time, forward-looking statements also are included in our Form 10-K and other periodic reports on Forms 10-Q and 8-K, in press releases, in presentations, on our web site and in other materials released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. These include risks and uncertainties such as: local, regional, national and international economic conditions including current economic uncertainties in the U.S. and global credit and financial markets; domestic and international political events; uncertainties created by catastrophes and terrorist attacks; effects of governmental legislation and regulation; the competitive environment in which we operate; changes in consumer confidence; changes in interest rates; unemployment rates; demand for homes; changes in sales conditions, including home prices, and foreclosure rates and sales activity in our markets; the availability and cost of land for future growth; conditions that could result in inventory write-downs or write-downs associated with investments in unconsolidated entities; the ability to recover our deferred tax assets; the availability of capital; uncertainties in the capital and securities markets; liquidity in the credit markets; changes in tax laws and their interpretation; the outcome of various legal proceedings; the availability of adequate insurance at reasonable cost; the impact of construction defect, product liability and home warranty claims, including the adequacy of self-insurance accruals, the applicability and sufficiency of our insurance coverage and the insurance coverage and ability to pay of other responsible parties relating to such claims; the ability of customers to obtain adequate and affordable financing for the purchase of homes; the ability of home buyers to sell their existing homes; the ability of the participants in various joint ventures to honor their commitments; the availability and cost of labor and building and construction materials; the cost of raw materials; construction delays; and weather conditions.
The factors mentioned in this report or in other reports or public statements made by us will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.
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
Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. On August 25, 2010, we issued a press release and held a conference call to review the results of operations for the six-month and three-month periods ended July 31, 2010 and to discuss the current state of our business. The information contained in this report is the same information given in the press release and on the conference call on August 25, 2010, and we are not reconfirming or updating that information in this Form 10-Q.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	July 31,	October 31,
	2010	2009
	(unaudited)
ASSETS
Cash and cash equivalents	$1,434,635	$1,807,718
Marketable U.S. Treasury and Agency securities	205,775	101,176
Inventory	3,256,581	3,183,566
Property, construction and office equipment, net	79,522	70,441
Receivables, prepaid expenses and other assets	86,180	95,774
Mortgage loans receivable	67,456	43,432
Customer deposits held in escrow	24,622	17,653
Investments in and advances to unconsolidated entities	193,464	152,844
Income tax refund recoverable	49,699	161,840

	$5,397,934	$5,634,444

LIABILITIES AND EQUITY
Liabilities:
Loans payable	$410,401	$472,854
Senior notes	1,553,615	1,587,648
Senior subordinated notes		47,872
Mortgage company warehouse loan	47,264	27,015
Customer deposits	85,859	88,625
Accounts payable	89,166	79,097
Accrued expenses	576,203	640,221
Income taxes payable	133,400	174,630

Total liabilities	2,895,908	3,117,962

Equity:
Stockholders’ equity:
Preferred stock, none issued
Common stock, 165,875 and 164,732 shares issued at July 31, 2010 and October 31, 2009, respectively	1,659	1,647
Additional paid-in capital	355,743	316,518
Retained earnings	2,143,977	2,197,830
Treasury stock, at cost — 2 and 7 shares at July 31, 2010 and October 31, 2009, respectively	(29)	(159)
Accumulated other comprehensive loss	(2,607)	(2,637)

Total stockholders’ equity	2,498,743	2,513,199
Noncontrolling interest	3,283	3,283

Total equity	2,502,026	2,516,482

	$5,397,934	$5,634,444

See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Nine months ended		Three months ended
	July 31,		July 31,
	2010	2009	2010	2009
Revenues	$1,092,171	$1,268,725	$454,202	$461,375

Cost of revenues	1,015,923	1,445,288	392,416	511,548
Selling, general and administrative	193,987	233,934	67,165	72,070
Interest expense	18,588	1,792	5,124	(3,453)

	1,228,498	1,681,014	464,705	580,165

Loss from operations	(136,327)	(412,289)	(10,503)	(118,790)
Other:
Income (loss) from unconsolidated entities	4,817	(8,355)	3,171	(3,739)
Interest and other	24,482	32,982	8,813	11,265
Expenses related to early retirement of debt	(692)	(2,067)	(658)

(Loss) income before income tax (benefit) provision	(107,720)	(389,729)	823	(111,264)
Income tax (benefit) provision	(53,867)	254,662	(26,479)	361,067

Net (loss) income	$(53,853)	$(644,391)	$27,302	$(472,331)

(Loss) income per share:
Basic	$(0.33)	$(4.00)	$0.16	$(2.93)

Diluted	$(0.33)	$(4.00)	$0.16	$(2.93)

Weighted average number of shares:
Basic	165,465	161,026	165,752	161,245
Diluted	165,465	161,026	167,658	161,245
See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended July 31,
	2010	2009
Cash flow from operating activities:
Net loss	$(53,853)	$(644,391)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	13,955	18,353
Stock-based compensation	9,366	9,678
Excess tax benefits from stock-based compensation	(3,595)	(3,570)
Impairment of investment in unconsolidated entities		11,300
Income from unconsolidated entities	(4,817)	(2,945)
Distributions of earnings from unconsolidated entities	7,211	813
Deferred tax benefit	(14,687)	(189,677)
Deferred tax valuation allowances	14,687	443,680
Inventory impairments	88,220	379,928
Debt redemption expense	692	692
Changes in operating assets and liabilities
(Increase) decrease in inventory	(142,109)	264,283
Origination of mortgage loans	(417,985)	(426,372)
Sale of mortgage loans	395,191	424,478
Decrease in receivables, prepaid expenses and other assets	7,476	30,262
Decrease in customer deposits	(9,735)	(38,343)
Decrease in accounts payable and accrued expenses	(48,274)	(120,253)
Decrease (increase) in income tax recoverable	112,141	(61,626)
Decrease in current income taxes payable	(16,410)	(39,319)

Net cash (used in) provided by operating activities	(62,526)	56,971

Cash flow from investing activities:
Purchase of property and equipment	(1,452)	(2,496)
Purchases of marketable securities	(105,450)
Investments in and advances to unconsolidated entities	(55,628)	(20,220)
Return of investments from unconsolidated entities	7,246	1,443

Net cash used in investing activities	(155,284)	(21,273)

Cash flow from financing activities:
Net proceeds from issuance of senior notes		389,400
Proceeds from loans payable	610,071	450,816
Principal payments of loans payable	(691,776)	(565,168)
Redemption of senior subordinated notes	(47,872)	(295,128)
Redemption of senior notes	(36,064)
Proceeds from stock-based benefit plans	7,273	6,128
Excess tax benefits from stock-based compensation	3,595	3,570
Purchase of treasury stock	(500)	(1,244)

Net cash used in financing activities	(155,273)	(11,626)

Net (decrease) increase in cash and cash equivalents	(373,083)	24,072
Cash and cash equivalents, beginning of period	1,807,718	1,633,495

Cash and cash equivalents, end of period	$1,434,635	$1,657,567

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2009 balance sheet amounts and disclosures included herein have been derived from the Company’s October 31, 2009 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, the Company suggests that they be read in conjunction with the consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended October 31, 2009. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of July 31, 2010, the results of its operations for the nine-month and three-month periods ended July 31, 2010 and 2009, and its cash flows for the nine-month periods ended July 31, 2010 and 2009. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
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
In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosure about Fair Value Measurements,” (“ASU 2010-6”), which amends ASC 820 to increase disclosure requirements regarding recurring and non-recurring fair value measurements. The Company adopted ASU 2010-6 as of February 1, 2010, except for the disclosures about Level 3 fair value disclosures which will be effective for the Company on November 1, 2011. The adoption of ASU 2010-5 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
Noncontrolling Interest
The Company has a 67% interest in an entity that is developing land. The financial statements of this entity are consolidated in the Company’s consolidated financial statements. The amount shown in the Company’s condensed consolidated balance sheet under “Noncontrolling interest” represents the noncontrolling interest attributable to the 33% minority interest not owned by the Company.
Reclassification
In accordance with ASC 810, the Company has reclassified the minority interest in a consolidated entity to stockholders’ equity.
Certain other prior period amounts have been reclassified to conform to the fiscal 2010 presentation.

2. Inventory
Inventory at July 31, 2010 and October 31, 2009 consisted of the following (amounts in thousands):

	July 31,	October 31,
	2010	2009
Land controlled for future communities	$30,557	$60,611
Land owned for future communities	1,012,507	775,083
Operating communities	2,213,517	2,347,872

	$3,256,581	$3,183,566

Operating communities include communities offering homes for sale, communities that have sold all available home sites but have not completed delivery of the homes, communities that were previously offering homes for sale but are temporarily closed due to business conditions or non-availability of improved home sites and that are expected to reopen within twelve months of the end of the fiscal year being reported on, and communities preparing to open for sale. Communities that were previously offering homes for sale but are temporarily closed due to business conditions that do not have any remaining backlog and are not expected to reopen within twelve months of the end of the fiscal period being reported on have been classified as land owned for future communities. At July 31, 2010 and October 31, 2009, the Company included $78.0 million (14 communities) and $91.5 million (16 communities), respectively, of inventory related to temporarily closed communities in operating communities and $218.4 million (40 communities) and $75.9 million (16 communities), respectively, of inventory related to temporarily closed communities in land owned for future communities.
The value attributable to operating communities includes the cost of homes under construction, land and land development costs, the carrying cost of home sites in current and future phases of these communities and the carrying cost of model homes.
During the nine-month period ended July 31, 2010, the Company reclassified $18.7 million of inventory related to two non-equity golf course facilities to property, construction and office equipment. The $18.7 million was reclassified due to the completion of construction of the facilities and the substantial completion of the master planned communities of which the golf facilities are a part.
The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable in the nine-month and three-month periods ended July 31, 2010 and 2009 as shown in the table below (amounts in thousands).

	Nine months ended July 31,		Three months ended July 31,
	2010	2009	2010	2009
Land controlled for future communities	$2,250	$24,364	$58	$14,272
Land owned for future communities	41,600	133,033	5,850	48,583
Operating communities	44,370	222,531	6,600	46,821

	$88,220	$379,928	$12,508	$109,676

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

		Impaired Operating Communities
			Fair Value of
	Number of		Communities
	Operating		Net of
	Communities	Number of	Impairment	Impairment
Three months ended:	Tested	Communities	Charges	Charges
Fiscal 2010:
January 31	260	14	$60.5	$22.8
April 30	161	7	$53.6	15.0
July 31	155	7	$21.5	6.6

				$44.4

Fiscal 2009:
January 31	289	41	$216.2	$108.3
April 30	288	36	$181.8	67.4
July 31	288	14	$67.7	46.8
October 31	254	21	$116.4	44.9

				$267.4

At July 31, 2010, the Company evaluated its land purchase contracts to determine if any of the selling entities were variable interest entities (“VIEs”) and, if they were, whether the Company was the primary beneficiary of any of them. Under these land purchase contracts, the Company does not possess legal title to the land and its risk is generally limited to deposits paid to the sellers; the creditors of the sellers generally have no recourse against the Company. At July 31, 2010, the Company determined that 31 land purchase contracts, with an aggregate purchase price of $259.1 million, on which it had made aggregate deposits totaling $12.2 million, were VIEs, and that it was not the primary beneficiary of any VIE related to its land purchase contracts.
The Company capitalizes certain interest costs to qualified inventory during the communities’ development and construction periods in accordance with ASC 835-20, “Capitalization of Interest Costs” (“ASC 835-20”). Capitalized interest is charged to cost of revenues when the related inventory is delivered. Interest incurred on homebuilding indebtedness in excess of qualified inventory, as defined in ASC 835-20, is charged directly to the statements of operations in the period incurred. In the nine-month and three-month periods ended July 31, 2010, the Company expensed interest of $18.6 million and $5.1 million, respectively, directly to the statements of operations. In the nine-month period ended July 31, 2009, the Company expensed interest of $1.8 million directly to the statement of operations. During the three-month period ended July 31, 2009, the Company reviewed the methodology it applied in identifying qualified inventory used in the calculation of capitalized interest, and determined that the amount of qualified inventory was higher than the Company had previously identified and that the interest previously expensed directly to the statements of operations in the six-month and three-month period ended April 30, 2009 should have been capitalized. As a result of this review, the Company reversed $4.6 million of previously directly expensed interest, thereby reducing directly expensed interest by $4.6 million in the three-month period ended July 31, 2009.
Interest incurred, capitalized and expensed for the nine-month and three-month periods ended July 31, 2010 and 2009, was as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2010	2009	2010	2009
Interest capitalized, beginning of period	$259,818	$238,832	$271,509	$258,031
Interest incurred	87,740	87,527	28,879	31,236
Interest expensed to cost of revenues	(55,411)	(55,138)	(23,033)	(23,403)
Interest directly expensed to statement of operations	(18,588)	(1,792)	(5,124)	3,453
Write-off against other income	(1,786)	(1,729)	(977)	(1,617)
Interest reclassified to property, construction and office equipment	(519)

Interest capitalized, end of period	$271,254	$267,700	$271,254	$267,700

Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. The amounts included in the table directly above reflect the gross amount of capitalized interest without allocation of any impairment charges recognized. The Company estimates that, had inventory impairment charges been allocated on a pro rata basis to the individual components of inventory, capitalized interest at July 31, 2010 and 2009 would have been reduced by approximately $58.9 million and $60.5 million, respectively.

3. Investments in and Advances to Unconsolidated Entities
Development Joint Ventures
The Company has investments in, and advances to, a number of joint ventures with unrelated parties to develop land (“Development Joint Ventures”). Some of these Development Joint Ventures develop land for the sole use of the venture participants, including the Company, and others develop land for sale to the joint venture participants and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites by Development Joint Ventures to other builders. With regard to home sites the Company purchases from the Development Joint Ventures, the Company reduces its cost basis in those home sites by its share of the earnings on the home sites. At July 31, 2010, the Company had approximately $60.1 million, net of impairment charges, invested in or advanced to Development Joint Ventures. In addition, the Company has a funding commitment of $3.5 million to one Development Joint Venture, should an additional investment in that venture be required.
As of July 31, 2010, the Company had recognized cumulative impairment charges in connection with its current Development Joint Ventures of $178.9 million. These impairment charges are attributable to investments in certain Development Joint Ventures that the Company did not believe were fully recoverable. The Company did not recognize any impairment charges in connection with its Development Joint Ventures during the nine-month and three-month periods ended July 31, 2010. The Company recognized a $5.3 million impairment charge in connection with one of its Development Joint Ventures during the three-month period ended July 31, 2009.
At July 31, 2010, the Development Joint Ventures had aggregate loan commitments of $636.6 million and had approximately $633.7 million borrowed against these commitments, net of amounts related to the foreclosure discussed below. These loans are non-recourse to the Company; however, with respect to loans obtained by some of the Development Joint Ventures, the Company executed completion guarantees and conditional repayment guarantees. The obligations under such completion guarantees and conditional repayment guarantees are several and not joint, and are limited to the Company’s pro-rata share of the loan obligations of each such respective Development Joint Venture. The Company estimates that, at July 31, 2010, the maximum liability, if any, under such completion guarantees and conditional repayment guarantees, including such completion guarantees and conditional repayment guarantees that are the subject of the litigation matters described below (net of amounts that the Company has accrued), is approximately $50.3 million.
In October 2008, the lending syndicate for one of the Development Joint Ventures completed a foreclosure on the land owned by that Development Joint Venture and filed a lawsuit against its members, including the parent companies of the members, seeking to recover damages under the completion guarantees. As noted above, each of the completion guarantees delivered by the members of that Development Joint Venture is several and not joint, therefore, the liability of the Company is limited to the Company’s pro-rata share of damages, if any, awarded under such completion guarantees. In December 2008, the lending syndicate for another Development Joint Venture filed separate lawsuits against the members of the Development Joint Venture and their parent companies, seeking to recover damages under the completion guarantees and damages allegedly caused by the venture’s failure to repay the lenders. The Company does not believe that these alleged Development Joint Venture defaults and related lawsuits will have a material impact on the Company’s results of operations, cash flows and financial condition.
Planned Community Joint Venture
The Company is a participant in a joint venture with an unrelated party to develop a single master planned community (the “Planned Community Joint Venture”). At July 31, 2010, the Company had an investment of $49.7 million in the Planned Community Joint Venture. At July 31, 2010, each participant had agreed to contribute additional funds up to $10.5 million if required. If a participant fails to make a required capital contribution, the other participant may make the additional contribution and diminish the non-contributing participant’s ownership interest.
Condominium Joint Ventures
At July 31, 2010, the Company had an aggregate of $43.4 million of investments in four joint ventures with unrelated parties to develop luxury condominium projects, including for-sale residential units and commercial space (“Condominium Joint Ventures”). At July 31, 2010, the Condominium Joint Ventures had aggregate loan commitments of $260.6 million, against which approximately $234.1 million had been borrowed. At July 31, 2010, the Company had guaranteed $10.0 million of the loans and other liabilities of these Condominium Joint Ventures.

As of July 31, 2010, the Company had recognized cumulative impairment charges against its investments in the Condominium Joint Ventures and its pro-rata share of impairment charges recognized by these Condominium Joint Ventures in the amount of $63.9 million. The Company did not recognize any impairment charges in connection with its Condominium Joint Ventures during the nine-month and three-month periods ended July 31, 2010 or the three-month period ended July 31, 2009; however; it recognized a $6.0 million impairment charge in connection with one of its Condominium Joint Ventures during the nine-month period ended July 31, 2009. At July 31, 2010, the Company did not have any commitments to make contributions to any Condominium Joint Venture in excess of those that the Company already has accrued.
Structured Asset Joint Venture
In July 2010, the Company invested $29.1 million in a joint venture in which it is a 20% participant with two unrelated parties to purchase a 40% interest in an entity that owns and controls a portfolio of loans and real estate. At July 31, 2010, the Company did not have any commitments to make additional contributions to the joint venture and has not guaranteed any of the joint ventures liabilities. If the joint venture needs additional capital and a participant fails to make a requested capital contribution, the other participant may make a contribution in consideration for a preferred return or may make the additional capital contribution and diminish the non-contributing participant’s ownership interest.
Trust and Trust II
In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust II (“Trust II”) to be in a position to take advantage of commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by an affiliate of PASERS. At July 31, 2010, the Company had an investment of $11.2 million in Trust II. Prior to the formation of Trust II, the Company used Toll Brothers Realty Trust (the “Trust”) to invest in commercial real estate opportunities. The Trust is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Zvi Barzilay (and members of his family), Joel H. Rassman, Douglas C. Yearley, Jr. and a former member of the Company’s senior management; and one-third by an affiliate of PASERS (collectively, the “Shareholders”). As of July 31, 2010, the Company has received distributions from the Trust that resulted in reducing its investment in the Trust to zero. The Company provides development, finance and management services to the Trust and recognized fees under the terms of various agreements in the amount of $1.6 million in each of the nine-month periods ended July 31, 2010 and 2009 and $0.6 million and $0.5 million in the three-month periods ended July 31, 2010 and 2009, respectively. The Company believes that the transactions agreed upon between itself and the Trust were on terms no less favorable than it would have agreed to with unrelated parties.
General
At July 31, 2010, the Company had accrued $99.3 million of its aggregate exposure with respect to Development Joint Ventures, the Planned Community Joint Venture, Condominium Joint Ventures, the Trust and Trust II. The Company’s investments in these entities are accounted for using the equity method. The Company recognized $11.3 million and $5.3 million of impairment charges related to its investments in and advances to unconsolidated entities in the nine-month and three-month periods ended July 31, 2009. The Company did not recognize any impairment charges related to its investments in and advances to unconsolidated entities in the nine-month and three-month periods ended July 31, 2010. Impairment charges related to these entities are included in “Income (loss) from unconsolidated entities” in the Company’s Condensed Consolidated Statements of Operations.
4. Accrued Expenses
Accrued expenses at July 31, 2010 and October 31, 2009 consisted of the following (amounts in thousands):

	July 31,	October 31,
	2010	2009
Land, land development and construction	$103,810	$132,890
Compensation and employee benefits	89,134	90,828
Insurance and litigation	146,128	165,343
Commitments to unconsolidated entities	99,324	107,490
Warranty	49,541	53,937
Interest	30,797	27,445
Other	57,469	62,288

	$576,203	$640,221

The Company accrues for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Costs are accrued based upon historical experience. Changes in the warranty accrual for the nine-month and three-month periods ended July 31, 2010 and 2009 were as follows (amounts in thousands):

	Nine months ended		Three months ended
	July 31,		July 31,
	2010	2009	2010	2009
Balance, beginning of period	$53,937	$57,292	$52,769	$54,463
Additions — homes closed during the period	6,758	7,450	2,753	2,882
Additions (reductions) to accruals for homes closed in prior periods	(2,292)	988	(2,896)	699
Charges incurred	(8,862)	(12,293)	(3,085)	(4,607)

Balance, end of period	$49,541	$53,437	$49,541	$53,437

5. Employee Retirement Plans
The Company has two unfunded supplemental retirement plans for certain employees. During the nine-month period ended July 31, 2010, six additional employees were added to the plans and one eligible employee’s benefits were increased. As a result of these changes, the projected benefit obligations and unamortized past service costs of the plans each increased by approximately $1.8 million.
For the nine-month and three-month periods ended July 31, 2010 and 2009, the Company recognized costs and made payments related to its supplemental retirement plans as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2010	2009	2010	2009
Service cost	$182	$99	$60	$33
Interest cost	1,041	1,024	347	341
Amortization of prior service obligation	920	807	307	269
Amortization of unrecognized gains		(954)		(318)

Total costs	$2,143	$976	$714	$325

Benefits paid	$96	$96	$34	$33

6. Income Taxes
A reconciliation of the Company’s effective tax rate from the federal statutory rate for the nine-month and three-month periods ended July 31, 2010 and 2009 is as follows ($ amounts in thousands):

	Nine months ended July 31,				Three months ended July 31,
	2010		2009		2010		2009
	$	%	$	%	$	%	$	%
Federal tax (benefit) provision at statutory rate	$(37,701)	(35.0)	$(136,405)	(35.0)	$289	35.0	$(38,942)	(35.0)
State taxes net of federal benefit	(3,501)	(3.3)	(11,400)	(2.9)	(948)	(114.9)	(3,978)	(3.6)
Reversal of tax provisions due to expiration of statutes and settlements	(40,460)	(37.6)	(59,150)	(15.2)	(40,460)	(4904.3)	(44,150)	(39.7)
Accrued interest on anticipated tax assessments	966	0.9	6,828	1.8	(1,797)	(217.8)	(29)
Valuation allowance — recognized	52,423	48.7	443,680	113.8	17,408	2110.1	416,760	374.6
Valuation allowance — reversed	(37,736)	(35.0)			(13,685)	(1658.8)	22,638	20.3
Increase in unrecognized tax benefit	13,000	12.1	11,500	2.9	13,000	1575.8	11,500	10.3
Other	(858)	(0.8)	(391)	(0.1)	(286)	(34.7)	(2,732)	(2.4)

Tax (benefit) provision	$(53,867)	(50.0)	$254,662	65.3	$(26,479)	(3209.6)	$361,067	324.5

The valuation allowances recognized in the fiscal 2010 periods relate to deferred tax assets established in those periods. The deferred tax assets established in the fiscal 2010 periods relate primarily to impairment charges and state tax benefits recognized in those periods. The valuation allowances reversed in the fiscal 2010 periods represent the reversal of prior year valuation allowances recognized on deferred tax assets that were recorded as expenses for book purposes in prior years and which we expect to recover as tax refunds when the Company files its 2010 tax returns. The valuation allowances recognized in the fiscal 2009 periods relate to state tax benefits recognized in those periods.
During the nine-month periods ended July 31, 2010 and 2009, the Company recognized in its tax (benefit) provision, before reduction for applicable taxes, potential interest and penalties of approximately $1.5 million and $11.0 million, respectively. During the three-month periods ended July 31, 2010 and 2009, the Company did not recognize any potential interest and penalties in its tax (benefit) provision. At July 31, 2010 and October 31, 2009, the Company had accrued potential interest and penalties, before reduction of applicable taxes, of $29.2 million and $39.8 million, respectively. These amounts, after reduction of applicable taxes, were included in “Income taxes payable” on the Company’s Condensed Consolidated Balance Sheets. The decline in the interest and penalties recognized is due to the expiration of statutes of limitation and the completion of various tax audits since October 31, 2009.
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
A reconciliation of the change in the gross unrecognized tax benefits for the nine-month and three-month periods ended July 31, 2010 and 2009 is as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2010	2009	2010	2009
Balance, beginning of period	$171,366	$320,679	$177,116	$297,216
Increase in benefit as a result of tax positions taken in prior years	4,250	11,000
Increase in benefit as a result of tax positions taken in current year	1,586	6,000	86	2,000
Decrease in benefit as a result of settlements	(8,793)	(138,329)	(8,793)	(124,866)
Decrease in benefit as a result of lapse of statute of limitation	(32,053)	(41,500)	(32,053)	(16,500)

Balance, end of period	$136,356	$157,850	$136,356	$157,850

The Company recorded significant deferred tax assets in fiscal 2007, fiscal 2008, fiscal 2009 and the first nine-months of fiscal 2010. These deferred tax assets were generated primarily by inventory impairments and impairments of investments in and advances to unconsolidated entities. The Company has assessed whether a valuation allowance should be established based on its determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company believes that the continued downturn in the housing market, the uncertainty as to its length and the Company’s continued recognition of impairment charges are significant negative evidence of the need for a valuation allowance against its net deferred tax assets. At July 31, 2010 and October 31, 2009, we had recorded valuation allowances against our entire net deferred tax assets of $503.7 million and $482.3 million, respectively.
The Company intends to carry back its fiscal 2010 tax losses against taxable income it reported for federal income tax purposes in its fiscal 2005 and 2006 tax years. At July 31, 2010, the Company has reflected $49.7 million of potential refund of the expected fiscal 2010 tax loss carryback in “Income tax refund recoverable” on its Condensed Consolidated Balance Sheets.

The Company is allowed to carry forward tax losses for 20 years and apply such tax losses to future taxable income to realize federal deferred tax assets. As of July 31, 2010, the Company estimated that it did not have any federal tax losses to carry forward. In addition, the Company will be able to reverse its previously recognized valuation allowances during any future period for which it reports book income before income taxes. The Company will continue to review its deferred tax assets in accordance with GAAP.
For state tax purposes, due to past and projected losses in certain jurisdictions where the Company does not have carryback potential and/or cannot sufficiently forecast future taxable income, the Company has recognized cumulative valuation allowances of $34.6 million as of July 31, 2010 against its net state deferred tax assets. In the nine-month periods ended July 31, 2010 and 2009, the Company recognized valuation allowances against its state deferred tax assets of $5.4 million ($3.5 million, net of federal benefit) and $41.4 million ($26.9 million, net of federal benefit), respectively. In the three-month periods ended July 31, 2010 and 2009, the Company recognized valuation allowances against its state deferred tax assets of $41,000 ($27,000, net of federal benefit) and $34.8 million ($22.6 million, net of federal benefit), respectively. Future valuation allowances in these jurisdictions may continue to be recognized if the Company believes it will not generate sufficient future taxable income to utilize any future state deferred tax assets.
7. Accumulated Other Comprehensive Loss and Total Comprehensive Loss
Accumulated other comprehensive loss at July 31, 2010 and October 31, 2009 was $2.6 million and $2.6 million, respectively, and was primarily related to employee retirement plans.
The components of other comprehensive loss in the nine-month and three-month periods ended July 31, 2010 and 2009 were as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2010	2009	2010	2009
Net (loss) income as reported	$(53,853)	$(644,391)	$27,302	$(472,331)
Changes in pension liability, net of tax provision	(811)	(89)	(528)	(30)
Change in fair value of available-for-sale securities, net of tax provision	128		65

Comprehensive (loss) income	$(54,536)	$(644,480)	$26,839	$(472,361)

Tax (provision) benefit recognized in total comprehensive loss	$(19)	$59	$166	$20

8. Senior Notes and Senior Subordinated Notes
The Company has repurchased, and may from time to time in the future repurchase, its senior notes in the open market or otherwise. In the three-month period ended July 31, 2010, we purchased $35.5 million of our senior notes in open market purchases at various prices. In the nine-month and three-month periods ended July 31, 2010, the Company expensed $0.7 million related to the premium/loss paid and other debt redemption costs.
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

The weighted-average assumptions and the fair value used for stock option grants for the nine-month and three-month periods ended July 31, 2010 and 2009 were as follows:

	2010	2009
Expected volatility	46.74% – 51.41%	46.74% – 50.36%
Weighted-average volatility	49.51%	48.06%
Risk-free interest rate	2.15% – 3.47%	1.24% – 1.90%
Expected life (years)	4.44 – 8.69	4.29 – 8.52
Dividends	none	none
Weighted-average grant date fair value per share of options granted	$ 7.63	$ 8.60
In the nine-month and three-month periods ended July 31, 2010, the Company recognized $7.7 million and $1.4 million of stock compensation expense, respectively, and $2.7 million and $0.5 million of income tax benefit related to stock option grants, respectively. In the nine-month and three-month periods ended July 31, 2009, the Company recognized $9.3 million and $1.8 million of stock compensation expense, respectively, and $3.7 million and $0.7 million of income tax benefit related to stock option grants, respectively. The Company expects to recognize approximately $9.1 million of stock compensation expense and $3.2 million of income tax benefit in fiscal 2010 related to stock option grants. The Company recognized $10.6 million of stock compensation expense and $4.2 million of income tax benefit in fiscal 2009 related to stock option grants.
In December 2009, the Company issued restricted stock units (“RSUs”) relating to 19,663 shares of the Company’s common stock to seven employees with an aggregate fair value of $361,000. These RSUs will vest in annual installments over a four-year period. The value of the RSUs were determined to be equal to the number of shares of the Company’s common stock to be issued pursuant to the RSUs, multiplied by $18.38, the closing price of the Company’s common stock on the New York Stock Exchange (“NYSE”) on December 21, 2009, the date the RSUs were awarded. In the nine-month and three-month periods ended July 31, 2010, the Company recognized $55,000 and $23,000, respectively, of expense related to the RSUs. At July 31, 2010, the Company had $306,000 of unamortized value related to the RSUs.
On December 7, 2009, the Executive Compensation Committee of the Company’s Board of Directors approved the award of a performance-based restricted stock unit (“Performance-Based RSU”) relating to 200,000 shares of the Company’s common stock to Robert I. Toll. The Performance-Based RSU will vest and Mr. Toll will be entitled to receive the underlying shares if the average closing price of the Company’s common stock on the NYSE, measured over any twenty consecutive trading days ending on or prior to December 19, 2014, increases 30% or more over $18.38, the closing price of the Company’s common stock on the NYSE on December 21, 2009; provided Mr. Toll continues to be employed by the Company or serve as a member of its Board of Directors until December 19, 2012. The Performance-Based RSU will also vest if Mr. Toll dies, becomes disabled or the Company experiences a change of control prior to satisfaction of the aforementioned performance criteria. Using a lattice-based option pricing model and assuming an expected volatility of 49.92%, a risk-free interest rate of 2.43%, and an expected life of 3.0 years, the Company determined the aggregate value of the Performance-Based RSU to be $3.16 million.
In the nine-month and three-month periods ended July 31, 2010, the Company recognized $1,554,000 and $567,000, respectively, of stock-based compensation expense related to performance-based restricted stock units issued in fiscal 2010 and 2009. In the nine-month and three-month periods ended July 31, 2009, the Company recognized $742,000 and $304,000, respectively, of stock-based compensation expense related to performance-based restricted stock units issued in fiscal 2009. At July 31, 2010, the Company had $4.2 million of unamortized value related to performance-based restricted stock units to be amortized during its four fiscal years ending October 31, 2013.

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
A summary of assets and (liabilities) at July 31, 2010 and October 31, 2009 related to the Company’s financial instruments, measured at fair value on a recurring basis, is set forth below (amounts in thousands).

	Fair Value	Fair Value
Financial Instrument	Hierarchy	July 31, 2010	October 31, 2009
U.S. Treasury Securities	Level 1	$185,760	$101,176
U.S. Agency Securities	Level 1	$20,015
Residential Mortgage Loans Held for Sale	Level 2	$67,456	$43,432
Forward Loan Commitments — Residential Mortgage Loans Held for Sale	Level 2	$(827)	$(135)
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$784	$(117)
Forward Loan Commitments — IRLCs	Level 2	$(784)	$117
At July 31, 2010 and October 31, 2009, the carrying value of cash and cash equivalents approximates fair value.
At the end of the reporting period, the Company determines the fair value of its mortgage loans held for sale and its forward loan commitments it has entered into as a hedge against the interest rate risk of its mortgage loans. The Company recognizes the difference between the fair value and the unpaid principal balance of mortgage loans held for sale as a gain or loss. In addition, the Company recognizes the fair value of its forward loan commitment as a gain or loss. These gains and losses are included in interest and other income. Interest income on mortgage loans held for sale is calculated based upon the stated interest rate of each loan and is included in “interest and other”.
As of July 31, 2010, the aggregate fair value of the unpaid principal balance of mortgage loans held for sale and the forward loan commitments were greater than the aggregate cost by $1.5 million and $0.8 million, respectively.
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

During the three-month periods ended July 31, 2010, April 30, 2010 and January 31, 2010, the Company recognized inventory impairment charges of $12.5 million, $41.8 million and $31.8 million, respectively. The fair value of the inventory, whose carrying value was adjusted in the three-month periods ended July 31, 2010, April 30, 2010 and January 31, 2010 was $40.1 million, $65.0 million and $82.5 million, respectively. The fair value of the aforementioned inventory was determined using Level 3 criteria. See Note 1, Significant Accounting Policies, “Inventory” for additional information regarding the Company’s methodology on determining fair value.
As of July 31, 2010, the amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of marketable securities were $205.5 million, $258,000, $0 and $205.8 million, respectively. As of October 31, 2009, the amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of marketable securities were $101.1 million, $56,000, $12,000, and $101.2 million, respectively. The remaining contractual maturities of marketable securities as of July 31, 2010 ranged from two months to fourteen months.
The book value and estimated fair value of the Company’s debt at July 31, 2010 and October 31, 2009 was as follows (amounts in thousands):

	July 31, 2010		October 31, 2009
		Estimated		Estimated
	Book value	fair value	Book value	fair value
Loans payable (a)	$410,401	$408,643	$472,854	$471,236
Senior notes (b)	1,564,460	1,639,716	1,600,000	1,624,119
Senior subordinated notes (c)			47,872	48,111
Mortgage company warehouse loan (d)	47,264	47,264	27,015	27,015

	$2,022,125	$2,095,623	$2,147,741	$2,170,481

(a)	The estimated fair value of loans payable was based upon the interest rates that the Company believed were available to it for loans with similar terms and remaining maturities as of the applicable valuation date.

(b)	The estimated fair value of the Company’s senior notes is based upon their indicated market prices.

(c)	The estimated fair value of the Company’s senior subordinated notes is based upon their indicated market prices.

(d)	The Company believes that the carrying value of its mortgage company loan borrowings approximates their fair value.
11. (Loss) Income per Share Information
Information pertaining to the calculation of (loss) income per share, common stock equivalents, weighted average number of anti-dilutive option and shares issued for the nine-month and three-month periods ended July 31, 2010 and 2009 is as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2010	2009	2010	2009
Basic weighted-average shares	165,465	161,026	165,752	161,245
Common stock equivalents (a)	—	—	1,906	—

Diluted weighted-average shares	165,465	161,026	167,658	161,245

Common stock equivalents excluded from diluted weighted-average shares due to anti-dilutive effect (a)	2,121	4,080	—	3,876

Weighted average number of anti-dilutive options (b)	8,026	8,201	9,243	8,772

Shares issued under stock incentive and employee stock purchase plans	1,174	908	454	145

(a)	Common stock equivalents represent the dilutive effect of outstanding in-the-money stock options using the treasury stock method. For the nine-month periods ended July 31, 2010 and 2009 and the three-month period ended July 31, 2009, there were no incremental shares attributed to outstanding options to purchase common stock because the Company had a net loss in those periods and any incremental shares would be anti-dilutive.

(b)	Based upon the average closing price of the Company’s common stock on the NYSE for the period.

12. Stock Repurchase Program
In March 2003, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. In the nine-month and three-month periods ended July 31, 2010, the Company purchased 26,000 shares at an average price of $19.48 per share and 7,000 shares at an average purchase price of $18.89 per share, respectively. In the nine-month and three-month periods ended July 31, 2009, the Company purchased 67,681 shares at an average price of $18.38 per share and 15,000 shares at an average purchase price of $18.24 per share, respectively. At July 31, 2010, the Company had authorization to repurchase approximately 11.8 million shares.
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
14. Shareholder Rights Plans
Shares of the Company’s outstanding common stock were subject to two series of stock purchase rights described below, one adopted in June 2007 and a second which was adopted in June 2009 and expired in June 2010. The rights, which are exercisable only under certain conditions, entitle the holder, other than an acquiring person (and certain related parties of an acquiring person), as defined in the plan, to purchase common shares at prices specified in the rights agreements.
In June 2007, the Company adopted a shareholder rights plan (“2007 Rights Plan’). The rights issued pursuant to the 2007 Rights Plan will become exercisable upon the earlier of (i) ten days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of the Company’s Common Stock or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of the outstanding shares of Common Stock. No rights were exercisable at July 31, 2010.
In June 2009, the Company adopted a shareholder rights plan (the “2009 Rights Plan”) to help preserve the value of the Company’s deferred tax assets, by reducing the risk of limitation of net operating loss carryforwards and certain other tax benefits under Section 382 of the Internal Revenue Code. The rights were to expire on July 16, 2019 or earlier if (i) the Company’s Board of Directors determines the 2009 Rights Plan is no longer needed to preserve the deferred tax assets due to the implementation of legislative changes, (ii) the Board of Directors determines, at the beginning of a specified period, that no tax benefits may be carried forward, (iii) the 2009 Rights Plan is not approved by the Company’s stockholders by June 17, 2010, or (iv) certain other events occur as described in the 2009 Rights Plan. The 2009 Rights Plan was submitted to the Company’s stockholders for approval at the 2010 Annual Meeting of Stockholders, held on March 17, 2010. The Company’s stockholders did not approve the 2009 Rights Plan and, therefore, it expired in accordance with its terms on June 17, 2010.

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
In April 2007, a securities class action suit was filed against Toll Brothers, Inc. and Robert I. Toll and Bruce E. Toll in the U.S. District Court for the Eastern District of Pennsylvania on behalf of a purported class of purchasers of the Company’s common stock between December 9, 2004 and November 8, 2005. In August 2007, an amended complaint was filed adding additional directors and officers as defendants. The amended complaint filed on behalf of the purported class alleges that the defendants violated federal securities laws by issuing various materially false and misleading statements that had the effect of artificially inflating the market price of the Company’s stock. It further alleges that the individual defendants sold shares for substantial gains during the class period. The purported class is seeking compensatory damages, counsel fees, and expert costs. The parties reached a settlement agreement in principle in July, 2010, which is subject to approval by the U.S. District Court for the Eastern District of Pennsylvania. The entire settlement amount will be funded by the Company’s insurers.
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
On December 9, 2009 and February 10, 2010, the Company was named as a defendant in three purported class action suits filed by homeowners relating to allegedly defective drywall manufactured in China. These suits are all pending in the United States District Court for the Eastern District of Louisiana as part of In re: Chinese-Manufactured Drywall Products Liability Litigation, MDL No. 2047. The complaints also name as defendants other home builders, as well as other parties claimed to be involved in the manufacture, sale, importation, brokerage, distribution, and installation of the drywall. The plaintiffs claim that the drywall, which was installed by independent subcontractors in certain homes built by the Company, caused damage to certain items and building materials in the homes, as well as personal injuries. The complaints seek damages for, among other things, the costs of repairing the homes, diminution in value to the homes, replacement of certain personal property, and personal injuries. The Company has not yet responded to these suits. See Note 16, Commitments and Contingencies, for additional information regarding Chinese-made drywall in our homes.

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
16. Commitments and Contingencies
Generally, the Company’s option and purchase agreements to acquire land parcels do not require the Company to purchase those land parcels, although the Company may, in some cases, forfeit any deposit balance outstanding if and when it terminates an option and purchase agreement. If market conditions are weak, approvals needed to develop the land are uncertain or other factors exist that make the purchase undesirable, the Company may not expect to acquire the land. Whether an option and purchase agreement is legally terminated or not, the Company reviews the amount recorded for the land parcel subject to the option and purchase agreement to determine if the amount is recoverable. While the Company may not have formally terminated the option and purchase agreements for those land parcels that it does not expect to acquire, it has written off any non-refundable deposits and costs previously capitalized to such land parcels in the periods that it determined such costs were not recoverable. At July 31, 2010, the aggregate purchase price of land parcels under option and purchase agreements, excluding parcels under option that the Company does not expect to acquire, was approximately $592.2 million (including $131.2 million of land to be acquired from unconsolidated entities in which the Company has investments). Of the $592.2 million aggregate purchase price of land parcels subject to option and purchase agreements that the Company expects to acquire, at July 31, 2010, it had deposited $51.3 million on such parcels, was entitled to receive a credit for prior investments in unconsolidated entities of approximately $37.0 million and, if the Company acquired all of these land parcels, would be required to pay an additional $503.8 million. Of the additional $503.8 million the Company would be required to pay, it had recorded $77.8 million of this amount in accrued expenses at July 31, 2010. The Company has additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since it does not believe that it will complete the purchase of these land parcels and no additional funds will be required from the Company to terminate these contracts.
At July 31, 2010, the Company had investments in and advances to a number of unconsolidated entities, was committed to invest or advance additional funds and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 3, “Investments in and Advances to Unconsolidated Entities,” for more information regarding the Company’s commitments to these entities.
At July 31, 2010, the Company had outstanding surety bonds amounting to $401.0 million, primarily related to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that $165.1 million of work remains on these improvements. The Company has an additional $69.6 million of surety bonds outstanding that guarantee other obligations of the Company. The Company does not believe it is probable that any outstanding bonds will be drawn upon.
At July 31, 2010, the Company had agreements of sale outstanding to deliver 1,636 homes with an aggregate sales value of $939.4 million.
The Company’s mortgage subsidiary provides mortgage financing for a portion of the Company’s home closings. For those home buyers to whom the Company’s mortgage subsidiary provides mortgages, it determines whether the home buyer qualifies for the mortgage he or she is seeking based upon information provided by the home buyer and other sources. For those home buyers that qualify, the Company’s mortgage subsidiary provides the home buyer with a mortgage commitment that specifies the terms and conditions of a proposed mortgage loan based upon then-current market conditions. Prior to the actual closing of the home and funding of the mortgage, the home buyer will lock in an interest rate based upon the terms of the commitment. At the time of rate lock, the Company’s mortgage subsidiary agrees to sell the proposed mortgage loan to one of several outside recognized mortgage financing institutions (“investors”), which is willing to honor the terms and conditions, including interest rate, committed to the home buyer. The Company believes that these investors have adequate financial resources to honor their commitments to its mortgage subsidiary. At July 31, 2010, the Company’s mortgage subsidiary was committed to fund $510.3 million of mortgage loans. Of these commitments, $196.7 million are IRLCs. The Company’s mortgage subsidiary has commitments from investors to acquire all $196.7 million of these IRLCs and $64.4 million of its mortgage loans receivable. The Company’s home buyers have not “locked-in” the interest rate on the remaining $313.6 million.

As of July 31, 2010, the Company has confirmed the presence of defective Chinese-made drywall in a small number of its West Florida homes, which were delivered between May 2006 and January 2008. The anticipated cost of the remediation of these homes is included in the amounts that the Company previously accrued. The Company is inspecting homes, gathering information from its drywall subcontractors and suppliers, and continuing to investigate this issue. The Company believes that adequate provision for costs associated with the remediation of homes containing Chinese-made drywall has been made and that such costs are not expected to have a material adverse effect on the Company’s results of operations and liquidity or on its financial condition.
17. Geographic Segments
Revenue and (loss) income before income taxes for each of the Company’s geographic segments for the nine-month and three-month periods ended July 31, 2010 and 2009 were as follows (amounts in millions):

	Nine months ended July 31,		Three months ended July 31,
	2010	2009	2010	2009
Revenue:
North	$305.7	$428.4	$131.2	$145.5
Mid-Atlantic	360.5	364.5	156.5	129.7
South	189.0	212.0	70.0	83.1
West	237.0	263.8	96.5	103.1

Total	$1,092.2	$1,268.7	$454.2	$461.4

(Loss) income before income taxes:
North	$(0.4)	$(71.5)	$3.8	$(45.2)
Mid-Atlantic	19.6	(23.5)	17.1	(5.9)
South	(32.2)	(43.6)	(4.5)	(11.5)
West	(21.7)	(181.9)	5.1	(35.5)
Corporate and other	(73.0)	(69.2)	(20.7)	(13.2)

Total	$(107.7)	$(389.7)	$0.8	$(111.3)

“Corporate and other” is comprised principally of general corporate expenses such as the Offices of the Chief Executive Officer and President, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, directly expensed interest, offset in part by interest income and income from the Company’s ancillary businesses.
Total assets for each of the Company’s geographic segments at July 31, 2010 and October 31, 2009 are shown in the table below (amounts in millions).

	July 31,	October 31,
	2010	2009
North	$949.4	$1,009.0
Mid-Atlantic	1,166.7	1,081.9
South	685.1	573.1
West	735.4	759.3
Corporate and other	1,861.3	2,211.1

Total	$5,397.9	$5,634.4

“Corporate and other” is comprised principally of cash and cash equivalents, marketable U.S. Treasury and Agency securities, income tax refund recoverable and the assets of the Company’s manufacturing facilities and mortgage subsidiary.

The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable and write-downs of investments in unconsolidated entities that it does not believe it will be able to recover (including the Company’s pro-rata share of impairment charges recognized by the unconsolidated entities in which it has an investment) for the nine-month and three-month periods ended July 31, 2010 and 2009 as shown in the table below; the carrying value of inventory and investments in and advances to unconsolidated entities for each of the Company’s geographic segments at July 31, 2010 and October 31, 2009 are also shown (amounts in millions).

	Net Carrying Value of		Impairment Charges Recognized
	Inventory or Investment		Nine months ended		Three months ended
	July 31,	October 31,	July 31,		July 31,
	2010	2009	2010	2009	2010	2009
Inventory:
Land controlled for future communities:
North	$4.4	$30.2	$1.9	$13.5	$0.2	$9.1
Mid-Atlantic	14.6	16.9	(0.1)	7.5	(0.3)	3.4
South	9.4	8.4	(0.3)	0.3	(0.1)	0.1
West	2.2	5.1	0.7	3.1	0.3	1.7

	30.6	60.6	2.2	24.4	0.1	14.3

Land owned for future communities:
North	186.3	224.6	5.3	41.6		16.0
Mid-Atlantic	474.7	390.9	9.0	17.6		7.4
South	194.4	66.6	13.9	1.2	5.8	1.2
West	157.1	93.0	13.4	72.6		24.0

	1,012.5	775.1	41.6	133.0	5.8	48.6

Operating communities:
North	701.4	685.6	8.3	49.7	3.5	28.2
Mid-Atlantic	646.5	646.2	2.1	24.0	0.5	2.0
South	359.9	436.7	17.4	44.4	0.1	11.4
West	505.7	579.4	16.6	104.4	2.5	5.2

	2,213.5	2,347.9	44.4	222.5	6.6	46.8

Total inventory	$3,256.6	$3,183.6	$88.2	$379.9	$12.5	$109.7

Investments in unconsolidated entities:
North	$72.5	$25.5		$6.0
South	49.7	50.0
West	60.1	64.2		5.3		$5.3
Corporate	11.2	13.1

Total	$193.5	$152.8	—	$11.3	—	$5.3

18. Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the nine months ended July 31, 2010 and 2009 (amounts in thousands):

	2010	2009
Cash flow information:
Interest paid, net of amount capitalized	$23,310	$15,651
Income taxes paid	$3,147	$145,530
Income tax refunds	$152,744	$43,958
Non-cash activity:
Cost of inventory acquired through seller financing or recorded due to VIE criteria	$41,146	$3,555
Cost of inventory accrued under specific performance contracts	$(4,889)	$14,889
Cost of other inventory	$1,777	$1,779
Reclassification of inventory to property, construction and office equipment	$18,711
Income tax benefit related to exercise of employee stock options	$24,839	$5,019
Reclassification of accrued liabilities to loan payable		$7,800
Reduction of investments in unconsolidated entities due to reduction in letters of credit or accrued liabilities	$7,444	$16,906
Defined benefit retirement plan amendment	$1,085
Contribution of inventory to a consolidated joint venture		$5,283
Miscellaneous increases to investments in unconsolidated entities	$2,076	$81
Stock awards	$22	$27
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

Condensed Consolidating Balance Sheet at July 31, 2010 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents			1,325,932	108,703		1,434,635
Marketable U.S. Treasury and Agency securities			205,775			205,775
Inventory			2,903,573	353,008		3,256,581
Property, construction and office equipment, net			78,923	599		79,522
Receivables, prepaid expenses and other assets	33	8,454	57,388	21,348	(1,043)	86,180
Mortgage loans receivable				67,456		67,456
Customer deposits held in escrow			16,126	8,496		24,622
Investments in and advances to unconsolidated entities			116,889	76,575		193,464
Income tax refund recoverable	49,699					49,699
Investments in and advances to consolidated entities	2,584,411	1,574,353	(939,146)	(272,570)	(2,947,048)	—

	2,634,143	1,582,807	3,765,460	363,615	(2,948,091)	5,397,934

LIABILITIES AND EQUITY
Liabilities:
Loans payable			378,871	31,530		410,401
Senior notes		1,553,615				1,553,615
Mortgage company warehouse loan				47,264		47,264
Customer deposits			81,650	4,209		85,859
Accounts payable			88,982	184		89,166
Accrued expenses		29,192	238,009	309,964	(962)	576,203
Income taxes payable	135,400			(2,000)		133,400

Total liabilities	135,400	1,582,807	787,512	391,151	(962)	2,895,908

Equity:
Stockholders’ equity:
Common stock	1,659			2,003	(2,003)	1,659
Additional paid-in capital	355,743		4,420	2,734	(7,154)	355,743
Retained earnings	2,143,977		2,976,135	(35,556)	(2,940,579)	2,143,977
Treasury stock, at cost	(29)					(29)
Accumulated other comprehensive loss	(2,607)		(2,607)		2,607	(2,607)

Total stockholders’ equity	2,498,743	—	2,977,948	(30,819)	(2,947,129)	2,498,743
Noncontrolling interest				3,283		3,283

Total equity	2,498,743	—	2,977,948	(27,536)	(2,947,129)	2,502,026

	2,634,143	1,582,807	3,765,460	363,615	(2,948,091)	5,397,934

Condensed Consolidating Balance Sheet at October 31, 2009 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents			1,700,351	107,367		1,807,718
Marketable U.S. Treasury securities			101,176			101,176
Inventory			2,951,387	232,179		3,183,566
Property, construction and office equipment, net			69,328	1,113		70,441
Receivables, prepaid expenses and other assets	51	9,436	66,240	22,201	(2,154)	95,774
Mortgage loans receivable				43,432		43,432
Customer deposits held in escrow			16,779	874		17,653
Investments in and advances to unconsolidated entities			112,201	40,643		152,844
Income tax refund recoverable	161,840					161,840
Investments in and advances to consolidated entities	2,527,938	1,598,537	(945,308)	(237,029)	(2,944,138)	—

	2,689,829	1,607,973	4,072,154	210,780	(2,946,292)	5,634,444

LIABILITIES AND EQUITY
Liabilities:
Loans payable			409,264	63,590		472,854
Senior notes		1,587,648				1,587,648
Senior subordinated notes			47,872			47,872
Mortgage company warehouse loan				27,015		27,015
Customer deposits			85,521	3,104		88,625
Accounts payable			78,685	412		79,097
Accrued expenses		20,325	399,807	222,217	(2,128)	640,221
Income taxes payable	176,630			(2,000)		174,630

Total liabilities	176,630	1,607,973	1,021,149	314,338	(2,128)	3,117,962

Equity:
Stockholders’ equity:
Common stock	1,647			2,003	(2,003)	1,647
Additional paid-in capital	316,518		4,420	2,734	(7,154)	316,518
Retained earnings	2,197,830		3,049,222	(111,578)	(2,937,644)	2,197,830
Treasury stock, at cost	(159)					(159)
Accumulated other comprehensive loss	(2,637)		(2,637)		2,637	(2,637)

Total stockholders’ equity	2,513,199	—	3,051,005	(106,841)	(2,944,164)	2,513,199
Noncontrolling interest				3,283		3,283

Total equity	2,513,199	—	3,051,005	(103,558)	(2,944,164)	2,516,482

	2,689,829	1,607,973	4,072,154	210,780	(2,946,292)	5,634,444

Condensed Consolidating Statement of Operations for the nine months ended July 31, 2010 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues			1,053,378	38,793		1,092,171

Cost of revenues			961,827	53,095	1,001	1,015,923
Selling, general and administrative	57	1,029	192,149	16,613	(15,861)	193,987
Interest expense		80,123	18,588		(80,123)	18,588

	57	81,152	1,172,564	69,708	(94,983)	1,228,498

Loss from operations	(57)	(81,152)	(119,186)	(30,915)	94,983	(136,327)
Other:
Income from unconsolidated entities			3,720	1,097		4,817
Interest and other		81,810	8,495	21,809	(87,632)	24,482
Expenses related to early retirement of debt		(658)	(692)		658	(692)
Loss from subsidiaries	(107,663)				107,663	—

Loss before income tax benefit	(107,720)	—	(107,663)	(8,009)	115,672	(107,720)
Income tax benefit	(53,867)		(114,640)	(3,967)	118,607	(53,867)

Net (loss) income	(53,853)	—	6,977	(4,042)	(2,935)	(53,853)

Condensed Consolidating Statement of Operations for the nine months ended July 31, 2009 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues			1,139,724	129,001		1,268,725

Cost of revenues			1,302,893	141,617	778	1,445,288
Selling, general and administrative	37	667	232,190	17,011	(15,971)	233,934
Interest expense		60,859	1,792		(60,859)	1,792

	37	61,526	1,536,875	158,628	(76,052)	1,681,014

Loss from operations	(37)	(61,526)	(397,151)	(29,627)	76,052	(412,289)
Other:
Loss from unconsolidated entities			(3,055)	(5,300)		(8,355)
Interest and other		61,526	12,581	20,482	(61,607)	32,982
Expenses related to early retirement of debt			(2,067)			(2,067)
Loss from subsidiaries	(389,692)				389,692	—

Loss before income tax provision (benefit)	(389,729)	—	(389,692)	(14,445)	404,137	(389,729)
Income tax provision (benefit)	254,662		104,187	(9,410)	(94,777)	254,662

Net loss	(644,391)	—	(493,879)	(5,035)	498,914	(644,391)

Condensed Consolidating Statement of Operations for the three months ended July 31, 2010 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues			438,559	15,643		454,202

Cost of revenues			373,075	18,800	541	392,416
Selling, general and administrative	8	335	65,817	6,600	(5,595)	67,165
Interest expense		26,481	5,124		(26,481)	5,124

	8	26,816	444,016	25,400	(31,535)	464,705

Loss from operations	(8)	(26,816)	(5,457)	(9,757)	31,535	(10,503)
Other:
Income from unconsolidated entities			2,074	1,097		3,171
Interest and other		27,474	4,872	8,081	(31,614)	8,813
Expenses related to early retirement of debt		(658)	(658)		658	(658)
Earnings from subsidiaries	831				(831)	—

Income (loss) before income tax benefit	823	—	831	(579)	(252)	823
Income tax benefit	(26,479)		(92,977)	(2,130)	95,107	(26,479)

Net income	27,302	—	93,808	1,551	(95,359)	27,302

Condensed Consolidating Statement of Operations for the three months ended July 31, 2009 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues			429,886	31,489		461,375

Cost of revenues			477,825	33,335	388	511,548
Selling, general and administrative	15	295	71,488	5,846	(5,574)	72,070
Interest expense		25,876	(3,453)		(25,876)	(3,453)

	15	26,171	545,860	39,181	(31,062)	580,165

Loss from operations	(15)	(26,171)	(115,974)	(7,692)	31,062	(118,790)
Other:
Loss from unconsolidated entities			1,561	(5,300)		(3,739)
Interest and other		26,171	3,164	7,821	(25,891)	11,265
Loss from subsidiaries	(111,249)				111,249	—

Loss before income tax provision (benefit)	(111,264)	—	(111,249)	(5,171)	116,420	(111,264)
Income tax provision (benefit)	361,067		224,634	(5,888)	(218,746)	361,067

Net (loss) income	(472,331)	—	(335,883)	717	335,166	(472,331)

Condensed Consolidating Statement of Cash Flows for the nine months ended July 31, 2010 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities:
Net (loss) income	(53,853)		6,977	(4,042)	(2,935)	(53,853)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization		2,453	12,153	(651)		13,955
Stock-based compensation	9,366					9,366
Excess tax benefits from stock-based compensation	(3,595)					(3,595)
Income from unconsolidated entities			(3,720)	(1,097)		(4,817)
Distribution of earnings from unconsolidated entities			7,211			7,211
Deferred tax benefit	(14,687)					(14,687)
Deferred tax valuation allowances	14,687					14,687
Inventory impairments			80,470	7,750		88,220
Debt redemption expense		658	34			692
Changes in operating assets and liabilities (Increase) decrease in inventory			(42,996)	(99,113)		(142,109)
Origination of mortgage loans				(417,985)		(417,985)
Sale of mortgage loans				395,191		395,191
Decrease (increase) in receivables, prepaid expenses and other assets	(56,243)	24,086	(72,014)	110,066	1,581	7,476
(Decrease) increase in customer deposits			(3,218)	(6,517)		(9,735)
(Decrease) increase in accounts payable and accrued expenses	(1,774)	8,867	(144,899)	88,178	1,354	(48,274)
Decrease in income tax refund recoverable	112,141					112,141
Decrease in current income taxes payable	(16,410)					(16,410)

Net cash (used in) provided by operating activities	(10,368)	36,064	(160,002)	71,780	—	(62,526)

Cash flow from investing activities:
Purchase of property and equipment			(1,367)	(85)		(1,452)
Purchase of marketable securities			(105,450)			(105,450)
Investments in and advances to unconsolidated entities			(26,510)	(29,118)		(55,628)
Return of investments from unconsolidated entities			7,246			7,246

Net cash used in investing activities			(126,081)	(29,203)		(155,284)

Cash flow from financing activities:
Proceeds from loans payable				610,071		610,071
Principal payments of loans payable			(40,464)	(651,312)		(691,776)
Redemption of senior subordinated notes			(47,872)			(47,872)
Redemption of senior notes		(36,064)				(36,064)
Proceeds from stock-based benefit plans	7,273					7,273
Excess tax benefits from stock-based compensation	3,595					3,595
Purchase of treasury stock	(500)					(500)

Net cash (used in) provided by financing activities	10,368	(36,064)	(88,336)	(41,241)		(155,273)

Net (decrease) increase in cash and cash equivalents	—	—	(374,419)	1,336	—	(373,083)
Cash and cash equivalents, beginning of period			1,700,351	107,367		1,807,718

Cash and cash equivalents, end of period	—	—	1,325,932	108,703	—	1,434,635

Condensed Consolidating Statement of Cash Flows for the nine months ended July 31, 2009 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities:
Net loss	(644,391)		(493,879)	(4,469)	498,348	(644,391)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21	1,751	15,911	670		18,353
Stock-based compensation	9,678					9,678
Excess tax benefits from stock-based compensation	(3,570)					(3,570)
Impairment of investment in unconsolidated entities			6,000	5,300		11,300
Loss (income) from unconsolidated entities			2,355	(5,300)		(2,945)
Distributions of earnings from unconsolidated entities			813			813
Deferred tax benefit	(189,677)					(189,677)
Deferred tax valuation allowances	443,680					443,680
Inventory impairments			344,628	35,300		379,928
Debt redemption expense			692			692
Changes in operating assets and liabilities
Decrease in inventory			166,835	97,448		264,283
Origination of mortgage loans				(426,372)		(426,372)
Sale of mortgage loans				424,478		424,478
Decrease (increase) in receivables, prepaid expenses and other assets	476,897	(399,959)	431,984	19,797	(498,457)	30,262
Decrease in customer deposits			(18,190)	(20,153)		(38,343)
(Decrease) increase in accounts payable and accrued expenses	(147)	8,808	(89,786)	(39,237)	109	(120,253)
Increase in income tax refund recoverable	(61,626)					(61,626)
Decrease in current income taxes payable	(39,319)					(39,319)

Net cash provided by (used in) operating activities	(8,454)	(389,400)	367,363	87,462	—	56,971

Cash flow from investing activities:
Purchase of property and equipment			(2,293)	(203)		(2,496)
Investments in and advances to unconsolidated entities			(20,220)			(20,220)
Return of investments from unconsolidated entities			1,443			1,443

Net cash used in investing activities			(21,070)	(203)		(21,273)

Cash flow from financing activities:
Net proceeds from issuance of senior notes		389,400				389,400
Proceeds from loans payable				450,816		450,816
Principal payments of loans payable			(19,371)	(545,797)		(565,168)
Redemption of senior subordinated notes			(295,128)			(295,128)
Proceeds from stock-based benefit plans	6,128					6,128
Excess tax benefits from stock-based compensation	3,570					3,570
Purchase of treasury stock	(1,244)					(1,244)

Net cash provided by (used in) financing activities	8,454	389,400	(314,499)	(94,981)		(11,626)

Net increase (decrease) in cash and cash equivalents	—	—	31,794	(7,722)	—	24,072
Cash and cash equivalents, beginning of period			1,515,617	117,878		1,633,495

Cash and cash equivalents, end of period	—	—	1,547,411	110,156	—	1,657,567

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
On August 25, 2010, we issued a press release and held a conference call to review our results of operations for the nine-month and three-month periods ended July 31, 2010. The information and estimates contained in this report are consistent with those given in the press release and on the conference call on August 25, 2010, and we are not reconfirming or updating that information.
Unless otherwise stated, net contracts signed represents a number or value equal to the gross number or value of contracts signed during the relevant period, less the number or value of contracts cancelled during the relevant period, which includes contracts that were signed during the relevant period and in prior periods.
OVERVIEW
The U.S. housing market continues to struggle from a significant slowdown that began in the fourth quarter of our fiscal 2005. The value of net contracts signed in the first nine months of fiscal 2010 was 79% lower than the value of net contracts signed in the comparable period of fiscal 2005. The value of net contracts signed in the nine-month period ended July 31, 2010 was 32.4% higher than the value of net contracts signed in the nine-month period ended July 31, 2009, but 13.8% and 56.3% lower than the value of net contracts signed in the nine-month periods ended July 31, 2008 and 2007, respectively; however, the value of net contracts signed in the three-month period ended July 31, 2010 was 10.6%, 14.9% and 45.0% lower than the value of net contracts signed in the three-month periods ended July 31, 2009, 2008 and 2007, respectively. The slowdown, which we believe started with a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale, has been exacerbated by, among other things, a decline in the overall economy, increased unemployment, fear of job loss, a decline in home prices, the large number of homes that are or will be available due to foreclosures, the inability of some of our home buyers, or some prospective buyers of their homes, to sell their current home, the deterioration in the credit markets, and the direct and indirect impact of the turmoil in the mortgage loan market.
We believe many of our markets and housing in general have reached bottom; however, we expect that there may be more periods of volatility yet to come. We do not expect housing to roar back right away. The high rate of unemployment, coupled with volatility in the financial markets, continues to weigh on the nation’s psyche. We believe that, once the unemployment rate declines and confidence improves, pent-up demand will be released, and, gradually, more buyers will enter the market. We believe that the key to a full recovery in our business depends upon a more significant return of consumer confidence and a sustained stabilization of financial markets and home prices.
The value and number of net contracts signed in the nine-month period ended July 31, 2010 was $1.16 billion and 2,047 homes, respectively, an increase of 32.4% and 21.5%, respectively, from the value and number of net contracts signed in the nine-month period ended July 31, 2009. The value and number of net contracts signed in the three-month period ended July 31, 2010 was $400.1 million and 701 homes, respectively, a decrease of 10.6% and 16.2%, respectively, from the value and number of net contracts signed in the three-month period ended July 31, 2009.
The increase in the number of net contracts signed in the nine-month period ended July 31, 2010 was achieved despite a significant reduction in the number of selling communities in the fiscal 2010 periods, as compared to the fiscal 2009 periods. The decrease in the number of net contracts signed in the three-month period ended July 31, 2010 was in line with the decline in the number of selling communities in the fiscal 2010 period as compared to the fiscal 2009 period. We were selling from 190 communities at July 31, 2010, April 30, 2010 and January 31, 2010, 200 at October 31, 2009, 215 at July 31, 2009, 240 at April 30, 2009, 258 at January 31, 2009 and 273 at October 31, 2008. In addition, our contract cancellation rate (the number of contracts cancelled in the period divided by the number of gross contracts signed in the period) was 6.0% and 6.2% in the nine-month and three-month periods ended July 31, 2010, respectively, as compared to 19.0% and 8.5% in the nine-month and three-month periods ended July 31, 2009, respectively. Our cancellation rates were 6.9% for the fourth quarter of fiscal 2009 and 15.6% for the full 2009 fiscal year.
We continue to seek a balance between our short-term goal of selling homes in a tough market and our long-term goal of maximizing the value of our communities. We continue to believe that many of our communities are in locations that are difficult to replace and in desirable markets where approvals have been increasingly difficult to achieve. We believe that many of these communities have substantial embedded value that may be realized in the future and that this value should not necessarily be sacrificed in the current soft market.

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was enacted on July 21, 2010, provides for a number of new requirements relating to residential mortgage lending practices, many of which are to be developed further by implementing rules. These include, among others, minimum standards for mortgages and lender practices in making mortgages, limitations on certain fees, prohibition of certain tying arrangements, and remedies for borrowers in foreclosure proceedings in the event of lender violations of fee limitations and minimum standards. The ultimate effect of such provisions on lending institutions, including our mortgage subsidiary, will depend on the rules that are ultimately promulgated.
Since October 31, 2006, we have increased our cash position (including U.S. Treasury and Agency securities) by approximately $1.01 billion and reduced debt by approximately $337 million. At July 31, 2010, we had $1.64 billion of cash, cash equivalents and marketable U.S. Treasury and Agency securities on hand and approximately $1.39 billion available under our revolving credit facility which extends to March 2011.
Based on our experience during prior downturns in the housing industry, we believe that attractive land acquisition opportunities may arise in difficult times for those builders that have the financial strength to take advantage of them. We have begun to see land being offered at prices that we believe are attractive based on current market conditions and have entered into contracts to acquire over 5,800 lots (net of lot options terminated) since November 1, 2009. In the current challenging environment, we believe our strong balance sheet, our liquidity, our access to capital, our broad geographic presence, our diversified product line, our experienced personnel and our national brand name all position us well for such opportunities now and in the future.
We continue to see reduced competition from the small and mid-sized private builders who had been our primary competitors in the luxury market. We believe that access by these private builders to capital is already severely constrained. We envision that there will be fewer and more selective lenders serving our industry when the market rebounds and that those lenders likely will gravitate to the homebuilding companies that offer them the greatest security, the strongest balance sheets and the broadest array of potential business opportunities. We believe that this reduced competition, combined with attractive long-term demographics, will reward those well-capitalized builders that can persevere through the current challenging environment.
Notwithstanding the current market conditions, we believe that geographic and product diversification, access to lower-cost capital, and strong demographics have in the past and will in the future, as market conditions improve over time, benefit those builders that can control land and persevere through the increasingly difficult regulatory approval process. We believe that these factors favor the large publicly traded home building companies with the capital and expertise to control home sites and gain market share. We believe that over the past five years, many builders and land developers reduced the number of home sites that were taken through the approval process. The process continues to be difficult and lengthy, and the political pressure from no-growth proponents continues to increase. We believe our expertise in taking land through the approval process and our already approved land positions will allow us to grow in the years to come, as market conditions improve.
Because of the length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and deliver a home after a home buyer signs an agreement of sale, we are subject to many risks. We attempt to reduce certain risks by: controlling land for future development through options (also referred to herein as “land purchase contracts” or “option and purchase agreements”), thus allowing the necessary governmental approvals to be obtained before acquiring title to the land; generally commencing construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from the buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis. Our risk reduction strategy of generally not commencing the construction of a home until we had an agreement of sale with a buyer was effective in the past, but due to cancellations of agreements of sale that we had during the downturn in the housing market, many of which were for homes on which we had commenced construction, and the increase in the number of multi-family communities that we have under construction, the number of homes under construction for which we do not have an agreement of sale had increased and has remained above our historical levels.

In response to the decline in market conditions over the past several years, we have re-evaluated and renegotiated or cancelled many of our land purchase contracts. In addition, we have sold, and may continue to sell, certain parcels of land that we have identified as non-strategic. As a result, we reduced our land position from a high of approximately 91,200 home sites at April 30, 2006, to approximately 31,900 home sites at October 31, 2009. Based on our belief that the housing market has bottomed, the increased attractiveness of land available for purchase and demand increasing in certain areas, we have begun to increase our land positions. During the nine-month period ended July 31, 2010, we acquired control of over 5,800 lots (net of lot options terminated), increasing the number of lots controlled to approximately 35,800 lots at July 31, 2010. Of the 35,800 lots controlled at July 31, 2010, we owned approximately 29,200. Of these 35,800 home sites, significant improvements were completed on approximately 10,500. At July 31, 2010, we were selling from 190 communities, compared to 215 communities at July 31, 2009. We expect to be selling from approximately 195 communities at October 31, 2010. In addition, at July 31, 2010, we had 54 communities that were temporarily closed due to market conditions.
Given the current business climate and the numerous uncertainties related to sales paces, sales prices, mortgage markets, cancellations, market direction and the potential for and magnitude of future impairments, it is difficult to provide guidance. Subject to the preceding uncertainties and the risks reported elsewhere in this Form 10-Q and our other SEC filings, based upon our $939.4 million backlog at July 31, 2010, the homes that we delivered in the nine-month period ended July 31, 2010 and the pace of activity at our communities, we currently estimate that we will deliver between 2,500 and 2,700 homes in fiscal 2010. We expect the range of deliveries in fiscal 2010’s fourth quarter will be between 560 and 760 units and the average delivered price per home will be between $560,000 and $570,000. We believe that our gross margins before interest and write downs, as a percentage of revenues, for the fourth quarter of fiscal 2010 will be higher than in fiscal 2009’s fourth quarter. In our fourth quarter of fiscal 2009, we delivered 860 homes with an average delivered price of $566,000 per home.
We estimate a reduction in absolute dollars expended for SG&A in fiscal 2010’s fourth quarter compared to fiscal 2009’s fourth quarter, but we believe SG&A will be higher as a percentage of revenues due to the decline in projected revenues in the fiscal 2010 period as compared to the fiscal 2009 period. We also project lower settlements in our fiscal 2010’s fourth quarter than in fiscal 2010’s third quarter and expect SG&A as a percentage of revenues to be higher in fiscal 2010’s fourth quarter than in fiscal 2010’s third quarter. In addition, we are likely to continue to have some interest directly expensed for the fourth quarter of fiscal 2010 due to average qualifying inventory being lower than average debt.
CONTRACTS AND BACKLOG
The aggregate value of gross sales contracts signed increased 5.3% in the nine-month period ended July 31, 2010, as compared to the nine-month period ended July 31, 2009. The value of gross sales contracts signed was $1.23 billion (2,177 homes) and $1.16 billion (2,081 homes) in the nine-month periods of fiscal 2010 and 2009, respectively. The increase in the fiscal 2010 period, as compared to the fiscal 2009 period, was the result of a 4.6% increase in the number of gross contracts signed and a 0.6% increase in the average value of each contract signed. The increase in the number of gross contracts signed was due to the improvement in our business in the first six months of fiscal 2010, as compared to the first six months of fiscal 2009 which were severely impacted by the fallout from the financial crisis that began in the fall of 2008, offset, in part, by a decline in our business in the three-month period ended July 31, 2010, as compared to the three-month period ended July 31, 2009 and a lower number of selling communities in the fiscal 2010 period, as compared to the comparable fiscal 2009 period. We had approximately 22% less selling communities in the nine-month period of fiscal 2010 than in the nine-month period of fiscal 2009. The increase in the average value of gross contracts signed in the fiscal 2010 period, as compared to the fiscal 2009 period, was due primarily to lower sales incentives given to home buyers in the fiscal 2010 period, as compared to the fiscal 2009 period, offset, in part, by a shift in the number of contracts signed to less expensive products in the fiscal 2010 period, as compared to the fiscal 2009 period.
The aggregate value of net contracts signed increased 32.4% in the nine-month period ended July 31, 2010, as compared to the nine-month period ended July 31, 2009. The value of net contracts signed was $1.16 billion (2,047 homes) in the fiscal 2010 period and $873.9 million (1,685 homes) in the fiscal 2009 period. The increase in the fiscal 2010 period, as compared to the fiscal 2009 period, was the result of a 21.5% increase in the number of net contracts signed and a 9.0% increase in the average value of each contract signed. The increase in the number of net contracts signed was due to the reasons set forth in the prior paragraph discussing the increase in the number of gross contacts signed, as well as a lower number of contracts cancelled in the nine-month period of fiscal 2010, as compared to the comparable fiscal 2009 period.

The increase in the average value of net contracts signed in the nine-month period ended July 31, 2010, as compared to the fiscal 2009 period, was due primarily to a 28.2% higher average value of the contracts cancelled in the fiscal 2009 period as compared to the average value of contracts cancelled in the fiscal 2010 period and lower sales incentives given to home buyers in the fiscal 2010 period, as compared to the fiscal 2009 period, offset, in part, by a shift in the number of contracts signed to less expensive products in the fiscal 2010 period, as compared to the fiscal 2009 period.
In the nine-month period ended July 31, 2010, home buyers cancelled $68.4 million (130 homes) of signed contracts, representing 5.6% and 6.0% of the gross value of contracts signed and the gross number of contracts signed, respectively. In the nine-month period ended July 31, 2009, home buyers cancelled $290.1 million (396 homes) of signed contracts, representing 24.9% and 19.0% of the gross value of contracts signed and the gross number of contracts signed, respectively. The average value of the contracts cancelled in the nine-month period of fiscal 2010 declined approximately 28.2%, as compared to the nine-month period of fiscal 2009. Of the 396 contracts cancelled in the nine-month period ended July 31, 2009, 318 were cancelled in the six-month period ended April 30, 2009. We believe the higher number of cancellations in the six-month period of fiscal 2009 was due to the financial crisis that began in the fall of 2008.
The aggregate value of gross sales contracts signed decreased 15.9% in the three-month period ended July 31, 2010, as compared to the three-month period ended July 31, 2009. The value of gross sales contracts signed was $422.5 million (747 homes) and $502.6 million (915 homes) in the three-month periods ended July 31, 2010 and 2009, respectively. The decrease in aggregate value of gross contracts signed in the fiscal 2010 period, as compared to fiscal 2009 period, was the result of an 18.4% decrease in the number of gross contracts signed, offset in part, by a 3.0% increase in the average value of each contract signed. The decrease in the number of gross contracts signed in the fiscal 2010 period, as compared to the fiscal 2009 period, was primarily due to the decline in the number of selling communities that we had in the fiscal 2010 period, as compared to the fiscal 2009 period and a slight decline in our business in the fiscal 2010 period, as compared to the fiscal 2009 period. The increase in the average value of gross contracts signed in the fiscal 2010 period, as compared to the fiscal 2009 period, was due primarily to lower sales incentives given to home buyers in the fiscal 2010 period, as compared to the fiscal 2009 period, offset, in part, by a shift in the number of contracts signed to less expensive products in the fiscal 2010 period, as compared to the fiscal 2009 period.
The aggregate value of net contracts signed decreased 10.6% in the three-month period ended July 31, 2010, as compared to the three-month period ended July 31, 2009. The value of net contracts signed was $400.1 million (701 homes) in the fiscal 2010 period and $447.7 million (837 homes) in the fiscal 2009 period. The decrease in the fiscal 2010 period, as compared to the fiscal 2009 period, was the result of a 16.2% decrease in the number of net contracts signed, offset in part, by a 6.7% increase in the average value of each contract signed. The decrease in the number of net contracts signed in the fiscal 2010 period, as compared to the fiscal 2009 period, was primarily due to the decline in the number of selling communities that we had in the fiscal 2010 period, as compared to the fiscal 2009 period, offset, in part by the lower number of contracts cancelled in the fiscal 2010 period, as compared to the fiscal 2009 period. The increase in the average value of net contracts signed in the fiscal 2010 period, as compared to the fiscal 2009 period, was due primarily to a 30.6% decline in the average value of the contracts cancelled in the fiscal 2010 period, as compared to the average value of contracts cancelled in the fiscal 2009 period and lower sales incentives given to home buyers in the fiscal 2010 period, as compared to the fiscal 2009 period, offset, in part, by a shift in the number of contracts signed to less expensive products in the fiscal 2010 period, as compared to the fiscal 2009 period.
In the three-month period ended July 31, 2010, home buyers cancelled $22.5 million (46 homes) of signed contracts, representing 5.3% and 6.2% of the gross value of contracts signed and the gross number of contracts signed, respectively. In the three-month period ended July 31, 2009, home buyers cancelled $54.9 million (78 homes) of signed contracts, representing 10.9% and 8.5% of the gross value of contracts signed and the gross number of contracts signed, respectively. The average value of the contracts cancelled in the three-month period of fiscal 2010 declined approximately 30.6%, as compared to the three-month period of fiscal 2009.
Our backlog at July 31, 2010 of $939.4 million (1,636 homes) increased 0.9%, as compared to our backlog at July 31, 2009 of $930.7 million (1,626 homes). Backlog consists of homes under contract but not yet delivered to our home buyers. The increase in value of backlog at July 31, 2010, as compared to the backlog at July 31, 2009, was primarily attributable to the increase in the aggregate value of net contracts signed in the nine-month period ended July 31, 2010, as compared to the nine-month period ended July 31, 2009 and lower deliveries in the nine-month period ended July 31, 2010, as compared to July 31, 2009, offset by the lower value of backlog at October 31, 2009, as compared to October 31, 2008. The value of backlog at October 31, 2009 and 2008 was $874.8 million and $1.33 billion, respectively.

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

		Impaired Operating Communities
			Fair Value of
	Number of		Communities
	Operating		Net of
	Communities	Number of	Impairment	Impairment
Three months ended:	Tested	Communities	Charges	Charges
Fiscal 2010:
January 31	260	14	$60.5	$22.8
April 30	161	7	$53.6	15.0
July 31	155	7	$21.5	6.6

				$44.4

Fiscal 2009:
January 31	289	41	$216.2	$108.3
April 30	288	36	$181.8	67.4
July 31	288	14	$67.7	46.8
October 31	254	21	$116.4	44.9

				$267.4

Variable Interest Entities: We have land purchase contracts and several investments in unconsolidated entities which we evaluate for consolidation in accordance with GAAP. In accordance with GAAP, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a variable interest entity (“VIE”) is considered to be the primary beneficiary and must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. For land purchase contracts with sellers meeting the definition of a VIE, we perform a review to determine which party is the primary beneficiary of the VIE. This review requires substantial judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the entity’s expected profits and losses and the cash flows associated with changes in the fair value of the land under contract. At July 31, 2010, we determined that we were not the primary beneficiary of any VIE related to our land purchase contracts.
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
We recorded significant deferred tax assets in fiscal 2007, 2008 and 2009 and the first nine-months of fiscal 2010. These deferred tax assets were generated primarily by inventory impairments and impairments of investments in and advances to unconsolidated entities. In accordance with GAAP, we assessed whether a valuation allowance should be established based on our determination of whether it is “more likely than not” that some portion or all of the deferred tax assets would not be realized. We believe that the continued downturn in the housing market, the uncertainty as to its length and our continued recognition of impairment charges, are significant evidence of the need for a valuation allowance against our net deferred tax assets. At July 31, 2010, we had recorded valuation allowances against our entire $503.7 million of net deferred tax assets.
We are allowed to carry forward tax losses for 20 years and apply such tax losses to future taxable income to realize federal deferred tax assets. In addition, we will be able to reverse previously recognized valuation allowances during any future period in which we report book income before taxes, as we have done in the third quarter. We will continue to review our deferred tax assets in accordance with GAAP.
We can carry back our fiscal 2010 tax losses against taxable income we reported for federal income tax purposes in our fiscal 2005 and 2006 tax years. At July 31, 2010, we have reflected $49.7 million of potential refund of the expected fiscal 2010 tax loss carryback in “Income tax refund recoverable” on our Condensed Consolidated Balance Sheets.
For state tax purposes, due to past losses and projected future losses in certain jurisdictions where we do not have carryback potential and/or cannot sufficiently forecast future taxable income, we recognized cumulative valuation allowances of $34.6 million as of July 31, 2010 against our net state deferred tax assets. In the nine-month periods ended July 31, 2010 and 2009, we recognized valuation allowances against our state deferred tax assets of $5.4 million ($3.5 million, net of federal benefit) and $41.4 million ($26.9 million, net of federal benefit), respectively. In the three-month periods ended July 31, 2010 and 2009, we recognized valuation allowances against our state deferred tax assets of $41,000 ($27,000, net of federal benefit) and $34.8 million ($22.6 million, net of federal benefit), respectively. Future valuation allowances in these jurisdictions may continue to be recognized if we believe we will not generate sufficient future taxable income to utilize future state deferred tax assets.
Revenue and Cost Recognition
The construction time of our single family homes is generally less than one year, although some homes may take more than one year to complete. Revenues and cost of revenues from these home sales are recorded at the time each home is delivered and title and possession are transferred to the buyer. Closing normally occurs shortly after construction is substantially completed. In addition, we have several high-rise/mid-rise projects that do not qualify for percentage of completion accounting in accordance with GAAP, that are included in this category of revenues and costs. Based upon the current accounting rules and interpretations, we do not believe that any of our current or future communities qualify for percentage of completion accounting.
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
We have investments in and advances to various unconsolidated entities including Toll Brothers Realty Trust (“Trust”) and Toll Brothers Realty Trust II (“Trust II”). At July 31, 2010, we had investments in and advances to these entities, net of impairment charges recognized, of $193.5 million, and were committed to invest or advance $14.0 million (net of amounts accrued) of additional funds to certain of these entities if they require additional funding. At July 31, 2010, we had accrued $99.3 million for our commitments to all of our unconsolidated entities. In addition, we guarantee certain debt of a number of these unconsolidated entities on a several and pro-rata basis. At July 31, 2010, we guaranteed an aggregate of approximately $60.3 million (net of amounts that we have accrued) of debt relating to three joint ventures, which had aggregate borrowings of approximately $827.0 million.
In connection with certain land joint ventures to which we are a party, we executed completion guarantees and conditional repayment guarantees. The obligations under the completion guarantees and conditional repayment guarantees are several and not joint, and are limited to our pro-rata share of the loan obligations of the respective joint ventures. At July 31, 2010, the maximum amount of the completion guarantees and conditional repayment guarantees (net of amounts that we have accrued) is estimated to be approximately $50.3 million, if any liability is determined to be due thereunder. The $50.3 million of these guarantees are included in the $60.3 million of guarantees disclosed above.
Our investments in these entities are accounted for using the equity method.

RESULTS OF OPERATIONS
The following table sets forth, for the nine-month and three-month periods ended July 31, 2010 and 2009, a comparison of certain statement of operations items ($ in millions):

	Nine months ended July 31,				Three months ended July 31,
	2010		2009		2010		2009
	$	%*	$	%*	$	%*	$	%*
Revenues	1,092.2		1,268.7		454.2		461.4

Cost of revenues	1,015.9	93.0	1,445.3	113.9	392.4	86.4	511.5	110.9
Selling, general and administrative	194.0	17.8	233.9	18.4	67.2	14.8	72.1	15.6
Interest expense	18.6	1.7	1.8	0.1	5.1	1.1	(3.5)	(0.7)

	1,228.5	112.5	1,681.0	132.5	464.7	102.3	580.2	125.7

Loss from operations	(136.3)		(412.3)		(10.5)		(118.8)
Other
Income (loss) from unconsolidated entities	4.8		(8.4)		3.2		(3.7)
Interest and other	24.5		33.0		8.8		11.3
Expenses related to early retirement of debt	(0.7)		(2.1)		(0.7)

(Loss) income before income tax benefit	(107.7)		(389.7)		0.8		(111.3)
Income tax (benefit) provision	(53.9)		254.7		(26.5)		361.1

Net (loss) income	(53.9)		(644.4)		27.3		(472.3)

*	Percent of revenues
Note: Due to rounding, amounts may not add.
In the nine-month period ended July 31, 2010, we recognized $1.09 billion of revenues and a net loss of $53.9 million, as compared to $1.27 billion of revenues and a net loss of $644.4 million in the nine-month period ended July 31, 2009. In the nine-month period ended July 31, 2010, we recognized inventory impairments and write-offs of $88.2 million, as compared to $391.2 million of inventory and joint venture impairment charges and write-offs in the nine-month period ended July 31, 2009. In addition, in the nine months ended July 31, 2009, we recognized $443.7 million of valuation allowances against our federal and state deferred tax assets.
In the three-month period ended July 31, 2010, we recognized $454.2 million of revenues and net income of $27.3 million, as compared to $461.4 million of revenues and a net loss of $472.3 million in the three-month period ended July 31, 2009. In the three-month period ended July 31, 2010, we recognized inventory impairments and write-offs of $12.5 million, as compared to $115.0 million of inventory impairments and write-offs in the three-month period ended July 31, 2009. In addition, in the three months ended July 31, 2009, we recognized $439.4 million of valuation allowances against our federal and state deferred tax assets.
REVENUES AND COST OF REVENUES
Revenues for the nine months ended July 31, 2010, were lower than those for the comparable period of fiscal 2009 by approximately $176.5 million, or 13.9%. This decrease was attributable to a 7.7% decrease in the number of homes delivered and a 6.7% decrease in the average price of the homes delivered. The decrease in the number of homes delivered in the nine-month period ended July 31, 2010 was primarily due to a 25% decline in the number of homes in backlog at October 31, 2009, as compared to October 31, 2008. The 6.7% decrease in the average price of the homes delivered in the fiscal 2010 period, as compared the fiscal 2009 period, was due to a shift in product mix to lower priced product, and an increase in incentives, as a percentage of the homes’ gross sales price, given on homes closed in the fiscal 2010 period, as compared to the fiscal 2009 period. Average sales incentives given on homes delivered in the nine-month period ended July 31, 2010 amounted to approximately $88,000 per home or 13.5% of the gross price of the home delivered, as compared to approximately $90,000 per home or 13.0% of the gross price of the home delivered in the fiscal 2009 period.

Cost of revenues as a percentage of revenues was 93.0% in the nine-month period ended July 31, 2010, as compared to 113.9% in the nine-month period ended July 31, 2009. In the nine-month periods ended July 31, 2010 and 2009, we recognized inventory impairment charges and write-offs of $88.2 million and $379.9 million, respectively. Cost of revenues as a percentage of revenues, excluding impairments, was 85.0% of revenues in the nine-month period ended July 31, 2010, as compared to 84.0% in the fiscal 2009 period. The increase in cost of revenues, excluding inventory impairment charges, as a percentage of revenues in fiscal 2010, as compared to fiscal 2009, was due primarily to higher interest costs on the homes delivered in fiscal 2010 than those delivered in fiscal 2009. Interest cost as a percentage of revenues was 5.1% in the nine-month period ended July 31, 2010, as compared to 4.3% in the fiscal 2009 period. The higher interest cost as a percentage of revenue was due to inventory generally being held for a longer period of time, fewer qualifying assets to which interest can be allocated, resulting in higher amounts of capitalized interest allocated to qualifying inventory and lower average selling prices.
Revenues for the three months ended July 31, 2010, were lower than those for the comparable period of fiscal 2009 by approximately $7.2 million, or 1.6%. This decrease was attributable to a 2.9% decrease in the average price of the homes delivered, offset, in part, by a 1.4% increase in the number of homes delivered. The increase in the number of homes delivered in the three-month period ended July 31, 2010 was primarily due to a 9.9% increase in the number of homes in backlog at April 30, 2010, as compared to April 30, 2009, offset, in part by a decline in the number of homes contracted and delivered in the three-month period of fiscal 2010, as compared to the comparable period of fiscal 2009. The 2.9% decrease in the average price of the homes delivered in the fiscal 2010 period, as compared the fiscal 2009 period, was due to a shift in product mix to lower priced product, offset, in part by a decrease in incentives given on homes closed in the fiscal 2010 period, as compared to the fiscal 2009 period. Average sales incentives given on homes delivered in the three-month period ended July 31, 2010 amounted to approximately $80,200 per home or 12.4% of the gross price of the home delivered, as compared to approximately $103,300 per home or 15.1% of the gross price of the home delivered in the fiscal 2009 period. The decrease in per home sales incentives in the fiscal 2010 period, as compared to the fiscal 2009 period, was primarily due to lower incentives provided on contracts signed in fiscal 2010, which were in backlog at April 30, 2010, as compared to value of sales incentives on homes in backlog at April 30, 2009, and the decrease in the number of homes delivered in the fiscal 2010 period resulting from contracts signed in the fiscal 2010 period, as compared to the homes contracted and delivered in the fiscal 2009 period. Generally, incentives on homes delivered from inventory are higher than incentives on to-be-built homes.
Cost of revenues as a percentage of revenues was 86.4% in the three-month period ended July 31, 2010, as compared to 110.9% in the three-month period ended July 31, 2009. In the three-month periods ended July 31, 2010 and 2009, we recognized inventory impairment charges and write-offs of $12.5 million and $109.7 million, respectively. Cost of revenues as a percentage of revenues, excluding impairments, was 83.6% of revenues in the three-month period ended July 31, 2010, as compared to 87.1% in the fiscal 2009 period. The decrease in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in fiscal 2010, as compared to fiscal 2009, was due primarily to lower sales incentives on the homes delivered in the fiscal 2010 period than those delivered in the fiscal 2009 period. Interest cost as a percentage of revenues was 5.1% in the three-month periods ended July 31, 2010 and 2009.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)
SG&A expense decreased by $39.9 million, or 17.1%, in the nine-month period ended July 31, 2010, as compared to the nine-month period ended July 31, 2009. As a percentage of revenues, SG&A was 17.8% in the nine-month period ended July 31, 2010, as compared to 18.4% in the fiscal 2009 period. The reduction in SG&A expense in the fiscal 2010 period, as compared to the fiscal 2009 period, was due primarily to lower compensation and related costs, reduced advertising, promotion and model operating costs, reduced insurance costs, the reversal of approximately $9.0 million of previously accrued costs related to litigation that was settled in the period at amounts below what we had accrued and a decrease in the write-off of deferred marketing costs related to closed communities.
SG&A expense decreased by $4.9 million, or 6.8%, in the three-month period ended July 31, 2010, as compared to the three-month period ended July 31, 2009. As a percentage of revenues, SG&A was 14.8% in the three-month period ended July 31, 2010, as compared to 15.6% in the fiscal 2009 period. The reduction in SG&A expense in the fiscal 2010 period, as compared to the fiscal 2009 period, was due primarily to reduced advertising, promotion and model operating costs, reduced insurance costs, the reversal of approximately $4.0 million of previously accrued costs related to litigation that was settled in the period at amounts below what we had accrued, offset, in part, by higher compensation and related costs.

INTEREST EXPENSE
Interest incurred on average homebuilding indebtedness in excess of average qualified inventory is charged directly to the statement of operations in the period incurred. Due to the lower amounts of qualified inventory, interest expensed directly to the statement of operations in the nine-month periods ended July 31, 2010 and 2009 was $18.6 million and $1.8 million, respectively, and $5.1 million in the three-month period ended July 31, 2010.
In the six-month period ended April 30, 2009, we expensed $5.2 million of interest directly to SG&A. During the three-month period ended July 31, 2009, we reviewed the methodology we applied in identifying qualified inventory used in the calculation of capitalized interest, and determined that the amount of qualified inventory was higher than we had previously identified and that a portion of the amounts of interest previously expensed directly to SG&A in the six-month period ended April 30, 2009 should be capitalized. As a result of this review, we reversed $4.6 million of previously directly expensed interest, thereby reducing directly expensed interest by $4.6 million in the three-month period ended July 31, 2009. However, due to the lower amounts of qualified inventory in the three-month period ended July 31, 2009, interest incurred on homebuilding indebtedness exceeded amounts required to be capitalized in the period by $1.2 million. This excess interest was charged to interest expense in the three-month period ended July 31, 2009.
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
In the nine months ended July 31, 2010, we recognized $4.8 million of income from unconsolidated entities, as compared to an $8.4 million loss in the fiscal 2009 period. The loss in the fiscal 2009 period included $11.3 million of impairment charges that we recognized on two of our investments in unconsolidated entities.
In the three months ended July 31, 2010, we recognized $3.2 million of income from unconsolidated entities, as compared to a $3.7 million loss in the fiscal 2009 period. The loss in the fiscal 2009 period included a $5.3 million impairment charges that we recognized on one of our investments in unconsolidated entities.
INTEREST AND OTHER INCOME
For the nine months ended July 31, 2010 and 2009, interest and other income was $24.5 million and $33.0 million, respectively. The decrease in interest and other income in the nine-month period ended July 31, 2010, as compared to the fiscal 2009 period, was primarily due to declines in the fiscal 2010 period, as compared to the fiscal 2009 period of $8.4 million of retained customer deposits and $3.8 million in interest income, offset, in part, by an increase in income from ancillary businesses and management fee income in the fiscal 2010 period, as compared to the fiscal 2009 period.
For the three months ended July 31, 2010 and 2009, interest and other income was $8.8 million and $11.3 million, respectively. The decrease in interest and other income in the three-month period ended July 31, 2010, as compared to the fiscal 2009 period, was primarily due to a decline in the fiscal 2010 period, as compared to the fiscal 2009 period, of $3.5 million of retained customer deposits, offset, in part, by an increase in income from ancillary businesses and management fee income in the fiscal 2010 period, as compared to the fiscal 2009 period.
EXPENSES RELATED TO EARLY RETIREMENT OF DEBT
In the three-month period ended July 31, 2010, we purchased $35.5 million of our senior notes in open market purchases at various prices. In the nine-month and three-month periods ended July 31, 2010, we expensed $0.7 million related to the premium/loss paid and other debt redemption costs.

In the nine-month period ended July 31, 2009, we recognized a charge of $2.1 million representing the write-off of unamortized debt issuance costs associated with the notes and the call premium on our 8.25% Senior Subordinated Notes due December 2011. The notes were redeemed in May 2009.
(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION
For the nine-month periods ended July 31, 2010 and 2009, we reported a loss before income tax (benefit) provision of $107.7 million and $389.7 million, respectively. For the three-month period ended July 31, 2010, we reported income before income tax benefit of $0.8 million, as compared to a loss before income tax provision of $111.3 million in the three-month period ended July 31, 2009.
INCOME TAX (BENEFIT) PROVISION
In the nine-month periods ended July 31, 2010 and 2009, we recognized an income tax benefit of $53.9 million and an income tax provision of $254.7 million, respectively. Excluding the valuation allowances recognized against our federal and state deferred tax assets in the nine-month periods ended July 31, 2010 and 2009, as discussed in the “Critical Accounting Policies — Income Taxes — Valuation Allowance” in this MD&A, we recognized a tax benefit in the nine-month period ended July 31, 2010 and 2009 of $68.6 million and $189.0 million, respectively.
Excluding valuation adjustments, the difference in the effective tax rate, for the nine-month period of fiscal 2010, as compared to the fiscal 2009 period, was primarily due to: (a) the reversal in the fiscal 2010 period of $40.5 million, of accruals against potential tax assessments, which were no longer needed due to our settlement of various federal and state audits and the expiration of the applicable statute of limitations for federal and state tax purposes, as compared to $59.2 million in the fiscal 2009 period; (b) the recording of $13.0 million of unrecognized tax benefits in the fiscal 2010 period, as compared to $11.5 million in the fiscal 2009 period; (c) the recognition of $1.0 million of interest and penalties in the fiscal 2010 period, as compared to $6.8 million of interest and penalties recognized in the fiscal 2009 period; and (d) the recognition of a $3.5 million state tax benefit, before valuation allowance, in the fiscal 2010 period, as compared to a $11.4 million state tax benefit, before valuation allowance, recognized in the fiscal 2009 period. The decline in the interest and penalties recognized is due to the expiration of statutes of limitation and the completion of various tax audits since October 31, 2009. The decline in the state tax benefit is due primarily to the decline in the reported loss in the fiscal 2010 period, as compared to the fiscal 2009 period, and to a change in our estimate of the allocation of income or loss, as the case may be, among the various state taxing jurisdictions and changes in tax regulations and their impact on our strategies.
In the three-month periods ended July 31, 2010 and 2009, we recognized an income tax benefit of $26.5 million and an income tax provision of $361.1 million, respectively. Excluding the valuation allowances against our federal and state deferred tax assets in the three-month periods ended July 31, 2010 and 2009, as discussed in the “Critical Accounting Policies — Income Taxes — Valuation Allowance” in this MD&A, we recognized a tax benefit in the three-month period ended July 31, 2010 and 2009 of $30.2 million and $78.3 million, respectively.
Excluding valuation adjustments, the difference in the effective tax rate for the three-month period ended July 31, 2010, as compared to the fiscal 2009 period, was primarily due to: (a) the reversal in the fiscal 2010 period of $40.5 million of accruals against potential tax assessments, which were no longer needed due to our settlement of various federal and state audits and the expiration of the applicable statute of limitations for federal and state tax purposes, as compared to $44.2 million in the fiscal 2009 period; (b) the recording of $13.0 million of unrecognized tax benefits in the fiscal 2010 period, as compared to $11.5 million in the fiscal 2009 period; (c) the reversal of $1.8 million of interest and penalties in the fiscal 2010 period, related to amounts recognized in the six-month period ended April 30, 2010 that we determined were no longer needed; and (d) the recognition of a $0.9 million state tax benefit in the fiscal 2010 period, as compared to a $4.0 million state tax benefit recognized in the fiscal 2009 period. The decline in the state tax benefit is due primarily to the decline in the reported loss in the fiscal 2010 period, as compared to the fiscal 2009 period and to a change in our estimate of the allocation of income or loss, as the case may be, among the various state taxing jurisdictions and changes in tax regulations and their impact on our strategies.
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

At July 31, 2010, we had $1.64 billion of cash and cash equivalents and marketable U.S. Treasury and Agency securities on hand, a decline of $268.5 million from October 31, 2009. Cash used in operating activities during the nine-month period ended July 31, 2010 was $62.5 million. Cash used in operating activities during the fiscal 2010 period was primarily used to acquire inventory and fund our loss before income tax benefits, offset, in part, by the receipt of an income tax refund of $152.5 million. We used $155.3 million of cash in our investing activities in the nine-month period ended July 31, 2010, primarily for investments in marketable U.S. Treasury and Agency securities of $105.5 million and for investments in our unconsolidated entities. We also used $155.3 million of cash in financing activities in the nine-month period ended July 31, 2010, primarily for the repayment and redemption of debt.
In the nine-month period ended July 31, 2009, our cash and cash equivalents increased by $24.1 million. Cash flow provided by operating activities was $57.0 million in the fiscal 2009 period and was primarily generated by a reduction in inventory and the receipt of an income tax refund on previously paid taxes, offset, in part, by the payment of accounts payable and accrued liabilities and income tax payments made for the settlement of previously accrued tax audits. The decreases in inventory, accounts payable and accrued liabilities were due primarily to the decline in our business as previously discussed. We also used $11.6 million of cash in financing activities principally for the repayment and redemption of $860.3 million of debt (primarily our senior subordinated debt and mortgage company warehouse loan), offset, in part, by the issuance of $400 million of senior notes in the public debt markets (net proceeds amounted to $389.4 million), $450.8 million of other borrowings (primarily from out mortgage company warehouse loan), stock-based benefit plans and the tax benefits of stock-based compensation.
At July 31, 2010, the aggregate purchase price of land parcels under option and purchase agreements was approximately $592.2 million (including $131.2 million of land to be acquired from joint ventures in which we have invested). Of the $592.2 million of land purchase commitments, we had paid or deposited $51.3 million, we will receive a credit for prior investments in joint ventures of approximately $37.0 million and, if we acquire all of these land parcels, we will be required to pay $503.8 million. Of the $503.8 million we would be required to pay, we recorded $77.8 million of this amount in accrued expenses at July 31, 2010. The purchases of these land parcels are scheduled over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own several years’ supply of home sites, we do not need to buy home sites immediately to replace those which we deliver. In addition, we generally do not begin construction of our single-family detached homes until we have a signed contract with the home buyer, although in the past several years, due to the high cancellation rate of customer contracts and the increase in the number of attached-home communities from which we were operating (all of the units of which are generally not sold prior to the commencement of construction), the number of speculative homes in our inventory increased significantly. Should our business decline from present levels, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, not incur additional costs to improve land we already own and as we sell and deliver the speculative homes that are currently in inventory, all of which should result in additional cash flow from operations. In addition, we might curtail our acquisition of additional land which would further reduce our inventory levels and cash needs. We have begun to see land being offered at prices that we believe are attractive based on current market conditions, and have entered into several contracts to acquire land in the last several months. During the nine-month period ended July 31, 2010, we acquired control of over 5,800 lots (net of lot options terminated). At July 31, 2010, we owned or controlled through options approximately 35,800 home sites, as compared to approximately 33,600 at April 30, 2010, 31,900 at October 31, 2009, 36,600 at April 30, 2009 and approximately 91,200 at April 30, 2006, our peak in terms of home sites owned or controlled through options. Of the 35,800 home sites owned or controlled through options at July 31, 2010, we owned approximately 29,200; significant improvements were completed on approximately 10,500 of the 29,200.
We have a $1.89 billion credit facility consisting of a $1.56 billion unsecured revolving credit facility and a $331.7 million term loan facility (collectively, the “Credit Facility”) with 30 banks, which extends to March 2011. At July 31, 2010, we had no outstanding borrowings against the revolving credit facility but had letters of credit of approximately $164.6 million outstanding under it. At July 31, 2010 we had $331.7 million borrowed against the term loan facility. Under the terms of the Credit Facility, our maximum leverage ratio (as defined in the agreement) may not exceed 2.00 to 1.00 and at July 31, 2010, we were required to maintain a minimum tangible net worth (as defined in the agreement) of approximately $1.88 billion. At July 31, 2010, our leverage ratio was approximately 0.26 to 1.00 and our tangible net worth was approximately $2.47 billion.

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
The following tables summarize information related to revenues, gross contracts signed, contract cancellations, net contracts signed and sales incentives provided on units delivered by geographic segment for the nine-month and three-month periods ended July 31, 2010 and 2009, and information related to backlog by geographic segment at July 31, 2010 and 2009.
Revenues:

	Nine months ended July 31,				Three months ended July 31,
	2010	2009	2010	2009	2010	2009	2010	2009
	Units	Units	(In millions)	(In millions)	Units	Units	(In millions)	(In millions)
North	575	690	$305.7	$428.4	248	250	$131.2	$145.5
Mid-Atlantic	659	630	360.5	364.5	283	228	156.5	129.7
South	353	391	189.0	212.0	126	152	70.0	83.1
West	355	394	237.0	263.8	146	162	96.5	103.1

	1,942	2,105	$1,092.2	$1,268.7	803	792	$454.2	$461.4

Gross Contracts Signed:

	Nine months ended July 31,				Three months ended July 31,
	2010	2009	2010	2009	2010	2009	2010	2009
	Units	Units	(In millions)	(In millions)	Units	Units	(In millions)	(In millions)
North	609	604	$310.7	$314.5	241	285	$118.3	$144.5
Mid-Atlantic	709	640	390.0	353.2	244	282	137.6	154.3
South	430	435	232.5	215.9	117	166	67.1	86.2
West	429	402	291.9	280.3	145	182	99.5	117.6

	2,177	2,081	$1,225.1	$1,163.9	747	915	$422.5	$502.6

Contracts Cancelled:

	Nine months ended July 31,				Three months ended July 31,
	2010	2009	2010	2009	2010	2009	2010	2009
	Units	Units	(In millions)	(In millions)	Units	Units	(In millions)	(In millions)
North	47	165	$24.1	$130.2	21	39	$9.8	$24.9
Mid-Atlantic	35	87	17.2	64.0	9	23	4.7	16.2
South	25	76	14.0	45.2	8	6	4.2	5.0
West	23	68	13.1	50.7	8	10	3.7	8.8

	130	396	$68.4	$290.1	46	78	$22.4	$54.9

Net Contracts Signed:

	Nine months ended July 31,				Three months ended July 31,
	2010	2009	2010	2009	2010	2009	2010	2009
	Units	Units	(In millions)	(In millions)	Units	Units	(In millions)	(In millions)
North	562	439	$286.6	$184.3	220	246	$108.5	$119.6
Mid-Atlantic	674	553	372.8	289.3	235	259	133.0	138.1
South	405	359	218.5	170.7	109	160	62.8	81.2
West	406	334	278.8	229.6	137	172	95.8	108.8

	2,047	1,685	$1,156.7	$873.9	701	837	$400.1	$447.7

Contract Cancellation Rates:

	Nine months ended July 31,				Three months ended July 31,
	2010	2009	2010	2009	2010	2009	2010	2009
	Units	Units	Value	Value	Units	Units	Value	Value
North	7.7%	27.3%	7.8%	41.4%	8.7%	13.7%	8.3%	17.3%
Mid-Atlantic	4.9%	13.6%	4.4%	18.1%	3.7%	8.2%	3.4%	10.5%
South	5.8%	17.5%	6.0%	20.9%	6.8%	3.6%	6.3%	5.8%
West	5.4%	16.9%	4.5%	18.1%	5.5%	5.5%	3.7%	7.5%
Total	6.0%	19.0%	5.6%	24.9%	6.2%	8.5%	5.3%	10.9%
Backlog at July 31:

	2010	2009	2010	2009
	Units	Units	(In millions)	(In millions)
North	537	619	$264.5	$318.5
Mid-Atlantic	508	481	306.0	287.1
South	334	322	177.5	163.8
West	257	204	191.4	161.3

	1,636	1,626	$939.4	$930.7

Sales Incentives:
Sales incentives provided to home buyers on homes closed during the nine-month and three-month periods ended July 31, 2010 and 2009 and their percentage of gross value of revenues are as follows:

	Nine months ended July 31,				Three months ended July 31,
	2010	2009	2010	2009	2010	2009	2010	2009
	(In millions)	(In millions)	% of Gross Revenues		(In millions)	(In millions)	% of Gross Revenues
North	$32.9	$29.3	9.7%	6.4%	$13.6	$12.8	9.4%	8.1%
Mid-Atlantic	66.4	68.4	15.6%	15.8%	27.7	28.0	15.0%	17.7%
South	30.7	28.2	14.0%	11.7%	9.9	11.2	12.4%	11.9%
West	41.0	63.4	14.7%	19.4%	13.2	29.8	12.1%	22.4%

	$171.0	$189.3	13.5%	13.0%	$64.4	$81.8	12.4%	15.1%

Revenues and (Loss) Income Before Income Taxes:
The following table summarizes by geographic segments total revenues and (loss) income before income taxes for the nine-month and three-month periods ended July 31, 2010 and 2009 (amounts in millions):

	Nine months ended July 31,		Three months ended July 31,
	2010	2009	2010	2009
Revenue:
North	$305.7	$428.4	$131.2	$145.5
Mid-Atlantic	360.5	364.5	156.5	129.7
South	189.0	212.0	70.0	83.1
West	237.0	263.8	96.5	103.1

Total	$1,092.2	$1,268.7	$454.2	$461.4

	Nine months ended July 31,		Three months ended July 31,
	2010	2009	2010	2009
(Loss) income before income taxes:
North	$(0.4)	$(71.5)	$3.8	$(45.2)
Mid-Atlantic	19.6	(23.5)	17.1	(5.9)
South	(32.2)	(43.6)	(4.5)	(11.5)
West	(21.7)	(181.9)	5.1	(35.5)
Corporate and other (a)	(73.0)	(69.2)	(20.7)	(13.2)

Total	$(107.7)	$(389.7)	$0.8	$(111.3)

(a)	Corporate and other is comprised principally of general corporate expenses such as the Offices of the Chief Executive Officer and President, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, directly expensed interest, offset in part by interest income and income from our ancillary businesses.
North
Revenues in the nine months ended July 31, 2010 were lower than those for the comparable period of fiscal 2009 by $122.7 million, or 28.6%. The decrease in revenues was attributable to a 16.7% decrease in the number of homes delivered and a 14.4% decrease in the average price of the homes delivered. The decrease in the number of homes delivered in the fiscal 2010 period, as compared to the fiscal 2009 period, was primarily due to our lower backlog at October 31, 2009, as compared to October 31, 2008. The decline in backlog at October 31, 2009, as compared to October 31, 2008, was due primarily to an 11% decrease in the number of net contracts signed in fiscal 2009 over fiscal 2008. The decrease in the average price of the homes delivered in the nine months ended July 31, 2010, as compared to the fiscal 2009 period, was primarily due to a shift in the number of homes delivered to less expensive products and/or locations and higher sales incentives given on the homes delivered in the fiscal 2010 period, as compared to the fiscal 2009 period.

The value of net contracts signed in the nine months ended July 31, 2010 was $286.6 million, a 55.5% increase from the $184.3 million of net contracts signed during the nine months ended July 31, 2009. This increase was primarily due to a 28.0% increase in the number of net contracts signed and a 21.5% increase in the average value of each net contract. The increase in the number of net contracts signed in the fiscal 2010 period, as compared to the fiscal 2009 period, was primarily due to a decrease in the number of contracts cancelled in the nine-month period ended July 31, 2010, as compared to the nine-month period ended July 31, 2009, and an improvement in housing demand in the first two quarters of fiscal 2010 period, as compared to the fiscal 2009 period. The increase in the average sales price of net contracts signed in the fiscal 2010 period, as compared to the fiscal 2009 period, was primarily attributable to a decrease in cancellations in the fiscal 2010 period at one of our high-rise communities located in a New Jersey urban market, which had higher average prices than our typical home. The average sales price of gross contracts signed in the nine-month period ended July 31, 2010 was $510,200, a 1.5% decrease from the $518,200 average sales price of gross contracts signed in the nine-month period ended July 31, 2009.
We reported losses before income taxes of $0.4 million and $71.5 million in the nine-month periods ended July 31, 2010 and 2009, respectively. The decrease in the loss was primarily due to lower cost of revenues as a percentage of revenues, lower selling, general and administrative expenses in the nine months ended July 31, 2010, as compared to the nine months ended July 31, 2009, and $5.5 million of income recognized from unconsolidated entities in the fiscal 2010 period, as compared to a $3.2 million loss recognized from unconsolidated entities in the comparable period of fiscal 2009. Cost of revenues before interest as a percentage of revenues was 87.5% in the nine months ended July 31, 2010, as compared to 103.5% in the nine months ended July 31, 2009. The lower cost of revenues was primarily the result of lower impairment charges in the fiscal 2010 period, as compared to the fiscal 2009 period, partially offset by increased sales incentives given to home buyers on the homes delivered. We recognized inventory impairment charges of $15.5 million and $104.7 million in the nine months ended July 31, 2010 and 2009, respectively. As a percentage of revenues, higher sales incentives increased cost of revenues by approximately 2.9% in the nine months ended July 31, 2010, as compared to the fiscal 2009 period. The loss from unconsolidated entities in the fiscal 2009 period included a $6.0 million impairment charge related to one of the unconsolidated entities.
For the three months ended July 31, 2010, revenues were lower than those for the comparable period of fiscal 2009 by $14.3 million, or 9.8%. The decline in revenues was attributable to a 0.8% decrease in the number of homes delivered and a 9.0% decrease in the average price of the homes delivered. The decrease in the average price of the homes delivered in the three months ended July 31, 2010, as compared to the fiscal 2009 period, was primarily due to a shift in the number of homes delivered to less expensive products and/or locations and higher sales incentives given on the homes delivered in the fiscal 2010 period, as compared to the fiscal 2009 period.
For the three-month period ended July 31, 2010, the value of net contracts signed was $108.5 million, a 9.3% decrease from the value of net contracts signed of $119.6 million in the three-month period ended July 31, 2009. This decrease was due to a 10.6% decrease in the number of net contracts signed, offset, in part, by a 1.4% increase in the average value of each net contract. The decrease in the number of net contracts signed in the fiscal 2010 period, as compared to the fiscal 2009 period, was primarily due to a 16% decline in the number of selling communities in the fiscal 2010 period, as compared to the fiscal 2009 period, partially offset by a decrease in the number of contracts cancelled in the three month period ended July 31, 2010, as compared to the three month period ended July 31, 2009. The increase in the average sales price of net contracts signed in the fiscal 2010 period, as compared to the fiscal 2009 period, was primarily attributable to a 26.7% higher average value of contracts cancelled in the fiscal 2009 period, as compared to the value of contracts cancelled in the fiscal 2010 period. For the three months ended July 31, 2010 and 2009, the average sales price of gross contracts signed was $491,000 and $507,300, respectively, a 3.2% decrease from the fiscal 2009 period. The decrease in the average sales price of gross contracts signed was due primarily to a shift in the number of contracts signed to less expensive areas and/or products in the three-month period ended July 31, 2010, as compared to the three-month period ended July 31, 2009.
For the three months ended July 31, 2010, we reported income before income taxes of $3.8 million, as compared to a loss before income taxes of $45.2 million for the three months ended July 31, 2009. The increase in income was primarily attributable to lower impairment charges in the fiscal 2010 period, as compared to the fiscal 2009 period. In the three months ended July 31, 2010 and 2009, we recognized inventory impairment charges of $3.6 million and $53.2 million, respectively.

Mid-Atlantic
For the nine months ended July 31, 2010, revenues were lower than those for the fiscal 2009 period by $4.0 million, or 1.1%, primarily due to a 5.5% decrease in the average sales price of the homes delivered, offset, in part, by a 4.6% increase in the number of homes delivered. The decrease in the average price of the homes delivered in the fiscal 2010 period, as compared to the fiscal 2009 period, was primarily related to a shift in the number of homes delivered to less expensive products and/or locations. The increase in the number of homes delivered in the nine-month period ended July 31, 2010, as compared to the nine-month period ended July 31, 2009, was primarily due to a 24.1% increase in the number of homes delivered in the three months ended July 31, 2010, as compared to the three months ended July 31, 2009. The increase in the number of homes delivered in the three-month period ended July 31, 2010 was primarily due to a 23.6% increase in the number of homes in backlog at April 30, 2010, as compared to April 30, 2009.
The value of net contracts signed during the nine-month period ended July 31, 2010 increased by $83.5 million, or 28.9%, from the nine-month period ended July 31, 2009. The increase was due to a 21.9% increase in the number of net contracts signed and a 5.7% increase in the average value of each net contract signed. The increase in the number of net contracts signed was due primarily to an improvement in housing demand and decreases in the number of contracts cancelled in the fiscal 2010 period, as compared to the fiscal 2009 period. The increase in the average value of each net contract signed was primarily due to cancellations of higher priced homes in the fiscal 2009 period, as compared to cancellations of lower priced homes in the fiscal 2010 period.
We reported income before income taxes for the nine-month period ended July 31, 2010 of $19.6 million as compared to a loss before income taxes in the comparable period of fiscal 2009 of $23.5 million. The increase in the income before income taxes was primarily due to lower impairment charges and lower selling, general and administrative expenses, in the nine months ended July 31, 2010, as compared to the nine months ended July 31, 2009. We recognized inventory impairment charges of $11.0 million for the nine months ended July 31, 2010, as compared to $49.2 million for the comparable period of fiscal 2009.
Revenues for the three months ended July 31, 2010 were higher than those in the three months ended July 31, 2009 by $26.8 million, or 20.6%, primarily due to a 24.1% increase in the number of home delivered, offset, in part, by a 2.8% decrease in the average sales price of homes delivered. The increase in the number of homes delivered in the three-month period ended July 31, 2010 was primarily due to a 23.6% increase in the number of homes in backlog at April 30, 2010, as compared to April 30, 2009. The decrease in the average price of the homes delivered in the three-month period ended July 31, 2010, as compared to the three-month period ended July 31, 2009, was primarily related to a shift in the number of homes delivered to less expensive products and/or locations in the fiscal 2010 period, as compared to the fiscal 2009 period.
The value of net contracts signed in the three-month period ended July 31, 2010 decreased by $5.1 million, or 3.8%, from the three-month period ended July 31, 2009. The decrease was due to a 9.3% decrease in the number of net contracts signed, partially offset by a 6.1% increase in the average value of each net contract signed. The decrease in the number of net contracts signed was due primarily to a 17% decline in the number of selling communities in the fiscal 2010 period, as compared to the fiscal 2009 period, offset, in part, by a decrease in the number of contracts cancelled in the fiscal 2010 period, as compared to the fiscal 2009 period. The increase in the average value of each net contract signed was due to cancellations of higher priced homes in the fiscal 2009 period, as compared to cancellations of lower priced homes in the fiscal 2010 period and a higher average value of each contract signed in the three-month period ended July 31, 2010, as compared to the comparable period of fiscal 2009.
We reported income before income taxes for three-month period ended July 31, 2010 of $17.1 million, as compared to a loss before income taxes in the comparable period of fiscal 2009 of $5.9 million. The increase in the income before income taxes was primarily due to lower impairment charges in the fiscal 2010 period, as compared to the fiscal 2009 period, lower sales incentives given to home buyers on the homes delivered, and lower selling, general and administrative expenses in the three-month period ended July 31, 2010, as compared to the comparable period of fiscal 2009. We recognized inventory impairment charges of $0.2 million and $12.8 million for the three months ended July 31, 2010 and 2009, respectively. As a percentage of revenues, lower sales incentives decreased cost of revenues by approximately 2.8% in the three months ended July 31, 2010, as compared to the three months ended July 31, 2009.
South
Revenues in the nine months ended July 31, 2010 were lower than those in the comparable period of fiscal 2009 by $23.0 million, or 10.9%. This decrease was attributable to a 9.7% decrease in the number of homes delivered and a 1.3% decrease in the average price of the homes delivered. The decrease in the number of homes delivered in the fiscal 2010 period, as compared to the fiscal 2009 period, was primarily due to lower backlog at October 31, 2009, as compared to October 31, 2008. The decline in backlog at October 31, 2009, as compared to October 31, 2008, was due primarily to a 28% decrease in the number of net contracts signed in fiscal 2009 over fiscal 2008. The decrease in the average price of the homes delivered in the nine-month period ended July 31, 2010, as compared to the nine-month period ended July 31, 2009, was primarily attributable to higher sales incentives given on the homes delivered in the fiscal 2010 period, as compared to the fiscal 2009 period, partially offset by a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2010 period, as compared to the fiscal 2009 period.

For the nine months ended July 31, 2010, the value of net contracts signed increased by $47.8 million, or 28.0%, as compared to the fiscal 2009 period. The increase was attributable to increases of 12.8% and 13.4% in the number and average value of net contracts signed, respectively. The increase in the number of net contracts signed in the nine-month period ended July 31, 2010, as compared to the nine-month period ended July 31, 2009, was primarily due to a decrease in the number of contract cancellations from 76 in the fiscal 2009 period to 25 in the fiscal 2010 period. The increase in the average sales price of net contracts signed was primarily due to a decrease in the number of cancellations in the fiscal 2010 period, as compared to the fiscal 2009 period, which had a higher average sales price, and to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2010 period, as compared to the fiscal 2009 period.
We reported losses before income taxes for the nine months ended July 31, 2010 and 2009 of $32.2 million and $43.6 million, respectively. The decline in the loss before income taxes was primarily due to lower impairment charges and lower selling, general and administrative costs in the fiscal 2010 period, as compared to the fiscal 2009 period, offset, in part, by increased sales incentives given to home buyers on the homes delivered in the fiscal 2010 period. Impairment charges decreased from $45.9 million in the nine-month period ended July 31, 2009 to $31.1 million in the nine-month period ended July 31, 2010. As a percentage of revenues, higher sales incentives increased cost of revenues by approximately 2.0% in the nine months ended July 31, 2010, from the nine months ended July 31, 2009.
Revenues in the three months ended July 31, 2010 were lower than those in the comparable period of fiscal 2009 by $13.1 million, or 15.8%. The decline in revenues was attributable to a 17.1% decrease in the number of homes delivered, partially offset by a 1.6% increase in the average price of homes delivered. The decrease in the number of homes delivered in the fiscal 2010 period, as compared to the fiscal 2009 period, was primarily due to the April 30, 2010 backlog being comprised of more recently signed contracts as compared to the backlog at April 30, 2009, resulting in a higher percentage of backlog closing in the three months ended July 31, 2009, as compared to the three months ended July 31, 2010, and a decline in the number of homes contracted and delivered in the three-month period ended July 31, 2010, as compared to the comparable period of fiscal 2009. The increase in the average price of the homes delivered in the three-month period ended July 31, 2010, as compared to the three-month period ended July 31, 2009, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2010 period, as compared to the fiscal 2009 period.
The value of net contracts signed was lower in the three-month period ended July 31, 2010, than in the comparable period of fiscal 2009, by $18.4 million, or 22.7%, primarily due to a 31.9% decrease in the number of net contracts signed, offset, in part, by a 13.5% increase in the average value of each net contract signed. The decrease in the number of net signed contracts in the three-month period ended July 31, 2010, as compared to the three-month period ended July 31, 2009, was primarily due to a 19% decline in the number of selling communities in the fiscal 2010 period, as compared to the fiscal 2009 period, and a decline in our business in the fiscal 2010 period, as compared to the fiscal 2009 period. The increase in the average sales price of net contracts signed was primarily due to a decrease in the average value of each contract cancelled in the fiscal 2010 period, as compared to the fiscal 2009 period, and to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2010 period, as compared to the fiscal 2009 period.
For the three months ended July 31, 2010 and 2009, we reported losses before income taxes of $4.5 million and $11.5 million, respectively. The decrease in the loss was primarily attributable to lower impairment charges in the three-month period ended July 31, 2010, as compared to the three-month period ended July 31, 2009. We recognized impairment charges of $5.9 million and $12.7 million in the three months ended July 31, 2010 and 2009, respectively.
West
Revenues in the nine-month period ended July 31, 2010 were lower than those in the nine-month period ended July 31, 2009 by $26.8 million, or 10.2%. The decrease in revenues was attributable to a 9.9% decrease in the average sales price of the homes delivered and a 0.3% decrease in the number of homes delivered. The decrease in the number of homes delivered in the fiscal 2010 period was primarily attributable to lower backlog at October 31, 2009, as compared to October 31, 2008. The decrease in the average price of the homes delivered was primarily due to a shift in the number of homes delivered to less expensive products and/or locations in the fiscal 2010 period, as compared to the fiscal 2009 period, offset, in part, by lower sales incentives given on the homes delivered in the fiscal 2010 period, as compared to the fiscal 2009 period.

The value of net contracts signed during the nine months ended July 31, 2010 increased $49.2 million, or 21.5%, as compared to the comparable period of fiscal 2009. This increase was due to a 21.6% increase in the number of net contracts signed. The increase in the number of net contracts signed was primarily due to a decrease in the number of contracts cancelled in the fiscal 2010 period, as compared to the fiscal 2009 period, and an improvement in housing demand, primarily in California, in the fiscal 2010 period, as compared to the fiscal 2009 period. In the nine months ended July 31, 2010, 23 contracts were cancelled, as compared to 68 contracts in the nine months ended July 31, 2009.
We reported losses before income taxes for the nine-month periods ended July 31, 2010 and 2009, of $21.7 million and $181.9 million, respectively. The decrease in the loss before income taxes was primarily due to lower impairment charges, lower selling, general and administrative expenses, and decreased sales incentives given to home buyers on homes delivered in the fiscal 2010 period, as compared to the fiscal 2009 period, and a loss of $0.2 million recognized from unconsolidated entities in the fiscal 2010 period, as compared to a $5.2 million loss recognized from unconsolidated entities in the comparable period of fiscal 2009, offset, in part, by a shift in product mix of homes delivered to lower margin product or areas. We recognized inventory impairment charges of $30.7 million and $180.1 million for the nine months ended July 31, 2010 and 2009, respectively. The loss from unconsolidated entities in the fiscal 2009 period included a $5.3 million impairment charge related to one of the unconsolidated entities.
For the three months ended July 31, 2010, revenues were lower than those for the comparable period of fiscal 2009 by $6.6 million, or 6.4%, primarily due to a 9.9% decrease in the number of homes delivered, partially offset by a 3.8% increase in the average sales price of homes delivered. The decrease in the number of homes delivered in the fiscal 2010 period was primarily attributable to a decline in the number of homes contracted and delivered in the three-month period ended July 31, 2010, as compared to the comparable period of fiscal 2009. The increase in the average price of the homes delivered was primarily due to lower sales incentives given on the homes delivered in the fiscal 2010 period, as compared to the fiscal 2009 period, offset, in part, by a shift in the number of homes delivered to less expensive products and/or locations in the fiscal 2010 period, as compared to the fiscal 2009 period.
The value of net contracts signed during the three months ended July 31, 2010 decreased $13.0 million, or 11.9%, as compared to the fiscal 2009 period. This decrease was due to a 20.4% decrease in the number of net contracts signed, partially offset by a 10.6% increase in the average value of each net contract signed. The decrease in the number of net contracts signed was due to a 25% decline in the number of selling communities in the fiscal 2010 period, as compared to the fiscal 2009 period. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products and lower sales incentives given to homebuyers, in the fiscal 2010 period, as compared to the fiscal 2009 period.
We reported income before income taxes for the three-month period ended July 31, 2010 of $5.1 million, as compared to a loss before income taxes of $35.5 million for the three-month period ended July 31, 2009. The increase in the income before income taxes was primarily attributable to lower impairment charges, lower selling, general and administrative expenses, and decreased sales incentives given to home buyers on homes delivered in the fiscal 2010 period, as compared to the fiscal 2009 period, and a loss of $0.1 recognized from unconsolidated entities in the fiscal 2010 period, as compared to a $5.3 million loss recognized from unconsolidated entities in the comparable period of fiscal 2009, offset, in part, by a shift in product mix of homes delivered to lower margin product or areas. We recognized inventory impairment charges of $2.8 million in the three months ended July 31, 2010, as compared to $30.9 million in the comparable period of fiscal 2009. As a percentage of revenues, lower sales incentives decreased cost of revenues by approximately 9.3% in the three months ended July 31, 2010, as compared to the three months ended July 31, 2009. The loss from unconsolidated entities in the fiscal 2009 period included a $5.3 million impairment charge related to one of the unconsolidated entities.
Other
Other loss before income taxes for the nine months ended July 31, 2010 was $73.0 million, an increase of $3.8 million from the $69.2 million loss before income taxes reported for the nine months ended July 31, 2009. This increase was primarily the result of a $16.8 million increase in interest directly expensed in the fiscal 2010 period, as compared to the fiscal 2009 period, and a $3.8 million decline in interest income in the fiscal 2010 period, as compared to the fiscal 2009 period, offset, in part, by lower unallocated selling, general and administrative expenses of $12.2 million in the fiscal 2010 period, as compared to the fiscal 2009 period, and an increase of $3.8 million in income from ancillary businesses and management fee income in the fiscal 2010 period, as compared to the fiscal 2009 period. Interest expensed directly was $18.6 million in the fiscal 2010 period and $1.8 million in the fiscal 2009 period. See “Interest Expense” in this MD&A for additional information on interest directly expensed.
For the three months ended July 31, 2010 and 2009, other loss before income taxes was $20.7 million and $13.2 million, respectively. The increase was primarily due an increase of $8.6 million of interest directly expensed in the fiscal 2010 period, partially offset by higher income from ancillary businesses and management fee income in the fiscal 2010 period, as compared to the fiscal 2009 period.

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
The table below sets forth, at July 31, 2010, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):

	Fixed-Rate Debt		Variable-Rate Debt
		Weighted-		Weighted-
Fiscal Year of		Average		Average
Maturity	Amount	Interest Rate	Amount	Interest Rate
2010	$2,558	4.97%	$47,264	4.50%
2011	27,045	3.92%	331,817	0.85%
2012	17,911	3.22%	150	0.45%
2013	348,667	6.38%	150	0.45%
2014	282,092	4.92%	150	0.45%
Thereafter	951,926	7.15%	12,395	0.41%
Discount	(10,845)

Total	$1,619,354	6.50%	$391,926	1.28%

Fair value at July 31, 2010	$1,703,697		$391,926

Based upon the amount of variable-rate debt outstanding at July 31, 2010, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $3.9 million per year.
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
On April 17, 2007, a securities class action suit was filed against Toll Brothers, Inc. and Robert I. Toll and Bruce E. Toll in the U.S. District Court for the Eastern District of Pennsylvania on behalf of the purported class of purchasers of our common stock between December 9, 2004 and November 8, 2005. The original plaintiff has been replaced by two new lead plaintiffs: The City of Hialeah Employees’ Retirement System and the Laborers Pension Trust Funds for Northern California. On August 14, 2007, an amended complaint was filed and the following individual defendants, who are directors and/or officers of Toll Brothers, Inc., were added to the suit: Zvi Barzilay, Joel H. Rassman, Robert S. Blank, Richard J. Braemer, Carl B. Marbach, Paul E. Shapiro and Joseph R. Sicree. The amended complaint filed on behalf of the purported class alleges that the defendants violated federal securities laws by issuing various materially false and misleading statements that had the effect of artificially inflating the market price of our stock. They further allege that the individual defendants sold shares for substantial gains during the class period. The purported class is seeking compensatory damages, counsel fees, and expert costs. The parties reached a settlement agreement in principle in July, 2010, which is subject to approval by the U.S. District Court for the Eastern District of Pennsylvania. The entire settlement amount will be funded by the Company’s insurers.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended July 31, 2010, we repurchased the following shares of our common stock:

			Total Number	Maximum
	Total	Average	of Shares	Number of Shares
	Number of	Price	Purchased as Part of	that May Yet be
	Shares	Paid Per	Publicly Announced	Purchased Under the
Period	Purchased (a)(b)	Share	Plans or Programs (c)	Plans or Programs (c)
	(in thousands)		(in thousands)	(in thousands)
May 1, 2010 to May 31, 2010	2	$21.68	2	11,841
June 1, 2010 to June 30, 2010	3	$18.63	3	11,838
July 1, 2010 to July 31, 2010	2	$16.81	2	11,836

	7	$18.89	7

(a)	The terms of our Restricted Stock Unit awards (“RSUs”) permit us to withhold from the total number of shares of our common stock that an employee is entitled to receive upon distribution pursuant to a RSU that number of shares having a fair market value at the time of distribution equal to the applicable income tax withholdings, and remit the remaining shares to the employee. During the three months ended July 31, 2010, we withheld 276 shares subject to RSUs with a fair market value per share of $19.09 to cover income taxes on distributions, and distributed 1,069 shares to employees. The 276 shares withheld are not included in the total number of shares purchased in the table above.

(b)	Our stock incentive plans permit participants to exercise stock options using a “net exercise” method at the discretion of the Executive Compensation Committee of our Board of Directors. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three months ended July 31, 2010, the net exercise method was employed to exercise options to acquire 250,000 shares of our common stock; we withheld 179,692 of the shares subject to the options to cover $3,066,000 of option exercise costs and income tax withholdings and issued the remaining 70,308 shares to the participants. The 179,692 shares withheld in connection with the net exercise method are not included in the total number of shares purchased in the table above. In addition, our stock incentive plans also permit participants to use the fair market value of Company common stock they own to pay for the exercise of stock options (stock swap method”). During the three months ended July 31, 2010, the stock swap method was not used to exercise any options to acquire shares of our common stock.

(c)	On March 20 2003, we announced that our Board of Directors had authorized the repurchase of up to 20 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.
Except as set forth above, we have not repurchased any of our equity securities.
We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so. Rather, we will follow a policy of retaining earnings in order to finance future growth in our business and, from time to time, repurchase shares of our common stock.
The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our earnings, capital requirements, our operating and financial condition, and any contractual limitations then in effect. In this regard, our senior subordinated notes contain restrictions on the amount of dividends we may pay on our common stock. In addition, our Credit Facility requires us to maintain a minimum tangible net worth (as defined in the credit agreement), which restricts the amount of dividends we may pay. At July 31, 2010, under the most restrictive of these provisions, we could have paid up to approximately $589.0 million of cash dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. RESERVED
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

3.1	Certificate of Elimination of Series B Junior Participating Preferred Stock of the Company filed with the Secretary of State of the State of Delaware, effective June 18, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2010).

10.1*	Toll Brothers, Inc. Supplemental Retirement Plan (amended and restated effective as of December 12, 2007, with Schedule of Retirement Benefits as of June 16, 2010).

31.1*	Certification of Douglas C. Yearley Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Joel H. Rassman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Douglas C. Yearley Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Joel H. Rassman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Filed electronically herewith.

**	Furnished electronically herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC. (Registrant)
Date: September 8, 2010	By:	/s/ Joel H. Rassman
Joel H. Rassman
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

Date: September 8, 2010	By:	/s/ Joseph R. Sicree
Joseph R. Sicree
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)