Form 10-K
period 2010-10-31
TOLL BROTHERS INC
filed 2010-12-22
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2010
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
None
Indicate by check mark if the Registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2010, the aggregate market value of the Common Stock held by non-affiliates (all persons other than executive officers and directors of Registrant) of the Registrant was approximately $3,261,185,000.
As of December 10, 2010, there were approximately 166,508,000 shares of Common Stock outstanding.
Documents Incorporated by Reference: Portions of the proxy statement of Toll Brothers, Inc. with respect to the 2011 Annual Meeting of Stockholders, scheduled to be held on March 16, 2011, are incorporated by reference into Part III of this report.

PART I
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. REMOVED AND RESERVED
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
ITEM 9B. OTHER INFORMATION
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Exhibit 10.34
Exhibit 10.40
Exhibit 10.42
Exhibit 10.43
Exhibit 10.44
Exhibit 12
Exhibit 21
Exhibit 23
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

ITEM 1.	BUSINESS
General
Toll Brothers, Inc., a Delaware corporation formed in May 1986, began doing business through predecessor entities in 1967. When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires. References herein to “fiscal 2011,” and to “fiscal 2010,” “fiscal 2009,” and “fiscal 2008” refer to our fiscal year ending October 31, 2011, and our fiscal years ended October 31, 2010, October 31, 2009, and October 31, 2008, respectively.
We design, build, market and arrange financing for single-family detached and attached homes in luxury residential communities. We are also involved, directly and through joint ventures, in projects where we are building, or converting existing rental apartment buildings into, high-, mid- and low-rise luxury homes. We cater to move-up, empty-nester, active-adult, age-qualified and second-home buyers in 19 states of the United States. In the five years ended October 31, 2010, we delivered 26,062 homes from 549 communities, including 2,642 homes from 265 communities in fiscal 2010. Included in the five-year deliveries are 424 units that were delivered in four communities where we used the percentage of completion accounting method to recognize revenues and cost of revenues. Currently, we do not use percentage of completion accounting.
Our traditional, single-family communities are generally located on land we have either acquired and developed or acquired fully-approved and, in some cases, improved. We also operate through a number of joint ventures. Currently, we operate in the following major suburban and urban residential markets:
•	Philadelphia, Pennsylvania metropolitan area
•	Lehigh Valley area of Pennsylvania
•	Central and northern New Jersey
•	Virginia and Maryland suburbs of Washington, D.C.
•	Baltimore, Maryland metropolitan area
•	Eastern Shore of Maryland and Delaware
•	Richmond, Virginia metropolitan area
•	Boston, Massachusetts metropolitan area
•	Fairfield, Hartford, New Haven and New London Counties, Connecticut
•	Westchester, Dutchess, Ulster and Saratoga Counties, New York
•	Boroughs of Manhattan and Brooklyn in New York City
•	Los Angeles, California metropolitan area
•	San Francisco Bay, Sacramento and San Jose areas of northern California
•	San Diego and Palm Springs, California areas
•	Phoenix, Arizona metropolitan area
•	Raleigh and Charlotte, North Carolina metropolitan areas
•	Dallas, San Antonio and Houston, Texas metropolitan areas
•	Southeast and southwest coasts and the Jacksonville and Orlando areas of Florida
•	Las Vegas and Reno, Nevada metropolitan areas
•	Detroit, Michigan metropolitan area
•	Chicago, Illinois metropolitan area
•	Denver, Colorado metropolitan area, and
•	Minneapolis/St. Paul, Minnesota metropolitan area.

We continue to explore additional geographic areas and markets for expansion, as appropriate.
We operate our own land development, architectural, engineering, mortgage, title, landscaping, security monitoring, lumber distribution, house component assembly, and manufacturing operations. We also develop, own and operate golf courses and country clubs associated with several of our master planned communities. We have investments in a number of joint ventures to develop land for the sole use of the venture participants, including ourselves, and to develop land for sale to the joint venture participants and to unrelated builders. We are a participant in joint ventures with unrelated parties to develop luxury condominium projects, including for-sale residential units and commercial space, and to develop a single master planned community. In addition, we formed Toll Brothers Realty Trust (“Trust”) and Toll Brothers Realty Trust II (“Trust II”) to invest in commercial real estate opportunities. In fiscal 2010, we formed Gibraltar Capital and Asset Management to invest in distressed real estate opportunities which may be different than our traditional homebuilding operations.
The U.S. housing market continues to struggle from a significant slowdown that began in the fourth quarter of our fiscal year end October 31, 2005 (“fiscal 2005”). The value of our net contracts signed in fiscal 2010 was 79.4% lower than the value of our net contracts signed in fiscal 2005, 12.8% higher than the value of our net contracts signed in fiscal 2009 and 8.5% and 51.1% lower than the value of our net contracts signed in fiscal 2008 and 2007, respectively. The slowdown, which we believe started with a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale, has been exacerbated by, among other things, a decline in the overall economy, increased unemployment, the large number of homes that are vacant, and homes that have been or will be foreclosed on due to the current economic downturn, fear of job loss, a decline in home prices and the resulting reduction in home equity, the inability of some of our home buyers, or some prospective buyers of their homes, to sell their current homes, the deterioration in the credit markets, and the direct and indirect impact of the turmoil in the mortgage loan market.
We believe many of our markets and housing in general have reached bottom; however, we expect that there may be more periods of volatility in the future. We believe that, once the unemployment rate declines and confidence improves, pent-up demand will be released, and, gradually, more buyers will enter the market. We believe that the key to a full recovery in our business depends on these factors as well as a sustained stabilization of financial markets and home prices.
At October 31, 2010, we had $1.24 billion of cash and cash equivalents and marketable U.S. Treasury and Agency securities on hand and approximately $799.0 million available under our new $885.0 million revolving credit facility which extends to October 2014. During fiscal 2010, we used available cash to repay a $331.7 million bank term loan and repurchase or redeem $93.4 million of our senior and senior subordinated notes. Since October 31, 2006, we have increased our cash position (including U.S. Treasury and Agency securities) by approximately $604.4 million and reduced debt by approximately $636.8 million.
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
At October 31, 2010, we had 407 communities containing approximately 34,852 home sites that we owned or controlled through options. Of the 407 communities, 228 communities containing 15,865 home sites were residential communities under construction (“current communities”) and 179, containing 18,987 home sites, were for future communities. Of our 228 current communities, 195 were offering homes for sale, 13 had been offering homes for sale but were temporarily closed due to business conditions and 20 were sold out but not all homes had been completed and delivered. Of the 15,865 home sites in current communities, 14,371 were available for sale and 1,494 were under agreement of sale but not yet delivered (“backlog”). We expect to be selling from 215 to 225 communities by October 31, 2011. Of the approximately 34,852 total home sites that we owned or controlled through options at October 31, 2010, we owned approximately 28,891 and controlled 5,961 through land purchase agreements.
At October 31, 2010, we were offering single-family detached homes in 143 communities at prices, excluding customized options, lot premiums and sales incentives, generally ranging from $193,000 to $1,958,000. During fiscal 2010, we delivered 1,548 single-family detached homes at an average base price of approximately $597,600. On average, our single-family detached home buyers added approximately 24.3%, or $145,000 per home, in customized options and lot premiums to the base price of single-family detached homes we delivered in fiscal 2010, as compared to 26% or $163,000 per home in fiscal 2009 and 24% or $164,500 in fiscal 2008.
At October 31, 2010, we were offering attached homes in 52 communities at prices, excluding customized options, lot premiums and sales incentives, generally ranging from $150,000 to $775,000, with some units offered at prices higher than $775,000. During fiscal 2010, we delivered 1,094 attached homes at an average base price of approximately $469,600. On average, our attached home buyers added approximately 9.7%, or $45,700 per home, in customized options and lot premiums to the base price of attached homes we delivered in fiscal 2010, as compared to 9% or $44,600 per home in fiscal 2009 and 10% or $48,900 in fiscal 2008.

We had a backlog of $852.1 million (1,494 homes) at October 31, 2010 and $874.8 million (1,531 homes) at October 31, 2009. Of the homes in backlog at October 31, 2010, approximately 97% are scheduled to be delivered by October 31, 2011.
We attempt to reduce certain risks by controlling land for future development through options whenever we can, thus allowing the necessary governmental approvals to be obtained before acquiring title to the land; generally commencing construction of a home only after executing an agreement of sale with a buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis. In order to obtain better terms or prices, or due to competitive pressures, we may purchase properties outright or acquire an underlying mortgage prior to obtaining all of the governmental approvals necessary to commence development. During the current extended downturn in the homebuilding industry, we abandoned many options on properties that we believed were no longer feasible to develop, completed the purchase of properties that we believed were still desirable to develop and, due to the uncertainty in the market, have been selective about the new land purchase agreements we have entered into. We are currently evaluating many opportunities to acquire distressed properties from various sources. We believe that, in general, we will not be able to purchase these distressed properties through the use of purchase options, but will be required to purchase them outright.
Our risk reduction strategy of generally not commencing the construction of a home until we had an agreement of sale with a buyer was effective in the past but, due to the significant number of cancellations of agreements of sale during the current downturn in the housing market, many of which were for homes on which we had commenced construction, the number of homes under construction in detached single-family communities for which we do not have an agreement of sale increased from our historical levels. Over the past two years, however, we have reduced the number of these unsold units to more historical levels.
Our Communities
Our communities are generally located in affluent suburban areas near major highways providing access to major cities. We also operate in the affluent urban markets of Hoboken and Jersey City, New Jersey; New York City, New York; and Philadelphia, Pennsylvania. The following table lists the 19 states in which we operate and the fiscal years in which we or our predecessors commenced operations:

Fiscal year
State	of entry
Pennsylvania	1967
New Jersey	1982
Delaware	1987
Massachusetts	1988
Maryland	1988
Virginia	1992
Connecticut	1992
New York	1993
California	1994
North Carolina	1994
Texas	1995
Florida	1995
Arizona	1995
Nevada	1998
Illinois	1998
Michigan	1999
Colorado	2001
South Carolina	2002
Minnesota	2005
We market our high-quality single-family homes to “upscale” luxury home buyers, generally comprised of those persons who have previously owned a principal residence and who are seeking to buy a larger or more desirable home — the so-called “move-up” market. We believe our reputation as a developer of homes for this market enhances our competitive position with respect to the sale of our smaller, more moderately priced, detached homes, as well as our attached homes.
We also market to the 50+ year-old “empty-nester” market, which we believe has strong growth potential. We have developed a number of home designs with features such as one-story living and first-floor master bedroom suites, as well as communities with recreational amenities such as golf courses, marinas, pool complexes, country clubs and recreation centers that we believe appeal to this category of home buyer. We have integrated certain of these designs and features in some of our other home types and communities.

We develop active-adult, age-qualified/targeted communities for households in which at least one member is 55 years of age. As of October 31, 2010, we were selling from 17 such communities and expect to open additional age-qualified/targeted communities during the next few years. Of the value and number of net contracts signed in fiscal 2010, approximately 11% and 15%, respectively, were in active-adult communities and, in fiscal 2009, approximately 10% and 13%, respectively, were in such communities.
We also have been selling homes in the second-home market for several years and currently offer them in Arizona, Florida, Nevada and South Carolina.
In order to serve a growing market of affluent move-up families, empty-nesters and young professionals seeking to live in or close to major cities, we have developed and are developing a number of high-density, high-, mid- and low-rise urban luxury communities and are in the process of converting several for-rent apartment buildings to condominiums. These communities, which we are currently developing on our own or through joint ventures, are located in Dublin and San Jose, California; Singer Island, Florida; Chicago, Illinois suburbs; North Bethesda, Maryland; Hoboken, Jersey City and Plainsboro, New Jersey; the boroughs of Manhattan and Brooklyn, New York; Philadelphia, Pennsylvania and its suburbs; and Leesburg, Virginia.
We believe that the demographics of the move-up, empty-nester, active-adult, age-qualified and second-home upscale markets will provide us with the potential for growth in the coming decade. According to the U.S. Census Bureau, the number of households earning $100,000 or more (in constant 2009 dollars) at March 2010, stood at 23.6 million, or approximately 20.1% of all U.S. households. This group has grown at four times the rate of increase of all U.S. households since 1980. According to a September 2010 Harvard University study, the number of projected new household formations during the 10-year period between 2010 and 2019 will be between 11.8 million and 13.8 million.
Although the leading edge of the baby boom generation is now in its early 60s, the largest group of baby boomers, the more than four million born annually between 1954 and 1964, is now in its peak move-up home buying years. The number of households with persons 55 to 64 years old, the focus of our age-qualified communities, is projected to increase significantly over the next 10 years.
We develop individual stand-alone communities as well as multi-product, master planned communities. We currently have 24 master planned communities. Our master planned communities, many of which include golf courses and other country club-type amenities, enable us to offer multiple home types and sizes to a broad range of move-up, empty-nester, active-adult and second-home buyers. We seek to realize efficiencies from shared common costs, such as land development and infrastructure, over the several communities within the master planned community. We currently have master planned communities in Arizona, California, Florida, Illinois, Maryland, Michigan, Nevada, North Carolina, Pennsylvania and Virginia.
Each of our single-family detached-home communities offers several home plans, with the opportunity for home buyers to select various exterior styles. We design each community to fit existing land characteristics. We strive to achieve diversity among architectural styles within a community by offering a variety of house models and several exterior design options for each model, preserving existing trees and foliage whenever practicable, and curving street layouts to allow relatively few homes to be seen from any vantage point. Normally, homes of the same type or color may not be built next to each other. Our communities have attractive entrances with distinctive signage and landscaping. We believe that our added attention to community detail avoids a “development” appearance and gives each community a diversified neighborhood appearance that enhances home values.
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
We offer some of the same basic home designs in similar communities. However, we are continuously developing new designs to replace or augment existing ones to ensure that our homes reflect current consumer tastes. We use our own architectural staff and also engage unaffiliated architectural firms to develop new designs. During the past year, we introduced 68 new single-family detached models, nine new single-family attached models and five new condominium models.

In all of our communities, a wide selection of options is available to home buyers for additional charges. The number and complexity of options typically increase with the size and base selling price of our homes. Major options include additional garages, extra fireplaces, guest suites, finished lofts, and other additional rooms. On average, options purchased by our detached home buyers, including lot premiums, added approximately 24.3%, or $145,000 per home, to the base price of homes delivered in fiscal 2010, as compared to 26% or $163,000 per home in fiscal 2009 and 24% or $164,500 in fiscal 2008. Options purchased by our attached home buyers, including lot premiums, added, on average, approximately 9.7%, or $45,700 per home, to the base price of homes delivered in fiscal 2010, as compared to 9% or $44,600 per home in fiscal 2009 and 10% or $48,900 in fiscal 2008.
As a result of our wide product and geographic diversity, we have a wide range of base sales prices. The general range of base sales prices for our different lines of homes at October 31, 2010, was as follows:

Detached homes
Move-up	$196,000	to	$870,000
Executive	193,000	to	975,000
Estate	334,000	to	1,958,000
Active-adult, age-qualified	216,000	to	566,000
Attached homes
Flats	$180,000	to	$675,000
Townhomes/Carriage homes	150,000	to	775,000
Active-adult, age-qualified	227,000	to	380,000
Mid-rise/high rise	291,000	to	733,000
A small number of mid-rise/high-rise projects that we are developing either on our own or through joint ventures, are offering units at prices in excess of $733,000.
The following table summarizes certain information with respect to our residential communities under development at October 31, 2010:

					Homes
	Total	Number of			under
Geographic	number of	selling	Homes	Homes	contract but	Home sites
Segment	communities	communities	approved	closed	not closed	available
North	59	49	9,398	4,338	521	4,539
Mid-Atlantic	65	53	10,030	5,124	475	4,431
South	53	49	5,701	2,104	296	3,301
West	51	44	5,100	2,798	202	2,100

Total	228	195	30,229	14,364	1,494	14,371

At October 31, 2010, significant site improvements had not yet commenced on approximately 5,400 of the 14,371 available home sites. Of the 14,371 available home sites, 619 were not yet owned by us, but were controlled through options.
Of our 228 communities under development at October 31, 2010, 195 were offering homes for sale, 13 that had previously been offering homes for sale were temporarily closed due to business conditions and 20 were sold out but not all homes had been completed and delivered. Of the 195 communities in which homes were being offered for sale at October 31, 2010, 143 were single-family detached home communities and 52 were attached home communities. At October 31, 2010, we had 727 homes (exclusive of model homes) under construction or completed but not under contract, of which 167 were in detached home communities and 560 were in attached home communities. In addition, we had 176 units that were temporarily being held as rental units. Of the 560 homes under construction or completed but not under contract in attached home communities at October 31, 2010, 174 were in high- and mid-rise projects and 19 were in two communities that we acquired and are converting to condominium units.
At the end of each fiscal quarter, we review the profitability of each of our operating communities. For those communities operating below certain profitability thresholds, we estimate the expected future cash flow for each of those communities. For each community whose estimated cash flow is not sufficient to recover its carrying value, we estimate the fair value of the community in accordance with U.S. generally accepted accounting principles (“GAAP”) and recognize an impairment charge for the difference between the estimated fair value of the community and its carrying value. In fiscal 2010, 2009 and 2008, we recognized impairment charges related to operating communities of $53.5 million, $267.4 million and $399.1 million, respectively.

For more information regarding revenues, gross contracts signed, contract cancellations, net contracts signed, and sales incentives provided on units delivered; (loss) income before income taxes; and assets by geographic segment; see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Geographic Segments” in Item 7 of this Form 10-K and Note 17 to the Consolidated Financial Statements in Item 15 of this Form 10-K.
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
We generally enter into agreements to purchase land, referred to in this Form 10-K as “land purchase contracts,” “purchase agreements,” “options” or “option agreements,” on a non-recourse basis, thereby limiting our financial exposure to the amounts expended in obtaining any necessary governmental approvals, the costs incurred in the planning and design of the community and, in some cases, some or all of our deposit. The use of options or purchase agreements may increase the price of land that we eventually acquire, but reduces our risk by allowing us to obtain the necessary development approvals before acquiring the land or allowing us to delay the acquisition to a later date. Historically, as approvals were obtained, the value of the options, purchase agreements and land generally increased. However, in any given time period, this may not happen. We have the ability to extend many of these options for varying periods of time, in some cases by making an additional payment and, in other cases, without any additional payment. Our purchase agreements are typically subject to numerous conditions including, but not limited to, the ability to obtain necessary governmental approvals for the proposed community. Our deposit under an agreement may be returned to us if all approvals are not obtained, although pre-development costs may not be recoverable. We generally have the right to cancel any of our agreements to purchase land by forfeiture of some or all of the deposits we have made pursuant to the agreement. We are currently evaluating many opportunities to acquire distressed properties from various sources. We believe that, in general, we will not be able to purchase these distressed properties through the use of purchase options, but will be required to purchase them outright
Our ability to continue development activities over the long-term will be dependent, among other things, upon a suitable economic environment and our continued ability to locate and enter into options or agreements to purchase land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of such land.
The following is a summary of home sites for future communities that we either owned or controlled through purchase agreements at October 31, 2010, as distinguished from those communities currently under development:

	Number of	Number of
Geographic segment	communities	home sites
North	37	4,446
Mid-Atlantic	65	7,726
South	39	3,419
West	38	3,396

	179	18,987

Of the 18,987 planned home sites at October 31, 2010, we owned 13,645 and controlled 5,342 through options and purchase agreements. At October 31, 2010, the aggregate purchase price of land parcels subject to option and purchase agreements in operating communities and future communities was approximately $550.4 million (including $131.2 million of land to be acquired from joint ventures in which we have invested). Of the $550.4 million of land purchase commitments, we paid or deposited $47.1 million, we will receive a credit for prior investments in joint ventures of approximately $37.3 million and, if we acquire all of these land parcels, we will be required to pay an additional $466.0 million. Of the additional $466.0 million we would be required to pay, we recorded $77.7 million of this amount in accrued expenses at October 31, 2010. The purchases of these land parcels are scheduled over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts; these land parcels have either been written off or written down to the estimated amount that we expect to recover on them when the contract is terminated.

We evaluate all of the land owned or optioned for future communities on an ongoing basis for continued economic and market feasibility. During each of the fiscal years ended October 31, 2010, 2009 and 2008, such feasibility analyses resulted in approximately $61.8 million, $198.0 million and $245.9 million, respectively, of capitalized costs related to land owned or optioned for future communities being charged to cost of revenues because such costs were no longer deemed to be recoverable or exceeded the properties’ fair value.
We have a substantial amount of land currently under control for which approvals have been obtained or are being sought. We devote significant resources to locating suitable land for future development and obtaining the required approvals on land under our control. There can be no assurance that the necessary development approvals will be secured for the land currently under our control or for land which we may acquire control of in the future or that, upon obtaining such development approvals, we will elect to complete the purchases of land under option or complete the development of land that we own. We generally have been successful in obtaining governmental approvals in the past. Based upon our current decreased level of business, we believe that we have an adequate supply of land in our existing communities and proposed communities (assuming that all properties are developed) to maintain our operations at current levels for several years.
Based on our experience during prior downturns in the housing industry, we believe that attractive land acquisition opportunities may arise in difficult times for those builders that have the financial strength to take advantage of them. In the current challenging environment, we believe our strong balance sheet, liquidity, access to capital, broad geographic presence, diversified product line, experienced personnel and national brand name all position us well for such opportunities now and in the future. We have begun to see land being offered at prices that we believe are attractive based on current market conditions and in fiscal 2010 we entered into contracts to acquire approximately 5,600 home sites (net of options terminated). In fiscal 2009, the number of home sites controlled, excluding the homes delivered during fiscal 2009, declined by approximately 4,900.
Community Development
We expend considerable effort in developing a concept for each community, which includes determining the size, style and price range of the homes; the layout of the streets and individual home sites; and the overall community design. After the necessary governmental subdivision and other approvals have been obtained, which may take several years, we improve the land by clearing and grading it; installing roads, underground utility lines and recreational amenities; erecting distinctive entrance structures; and staking out individual home sites.
Each community is managed by a project manager. Working with sales staff, construction managers, marketing personnel and, when required, other in-house and outside professionals such as accountants, engineers, architects and legal counsel, a project manager is responsible for supervising and coordinating the various developmental steps such as land approval, land acquisition, marketing, selling, construction and customer service, and monitoring the progress of work and controlling expenditures. Major decisions regarding each community are made in consultation with senior members of our management team.
For our single-family detached and attached homes that generally take less than one year to build, we recognize revenue and costs from these home sales only when title and possession of a home are transferred to the buyer, which usually occurs shortly after home construction is substantially completed. For high-rise/mid-rise projects where the construction time is substantially longer than one year and which qualify for percentage of completion accounting, revenues and costs of individual communities are recognized on the individual projects’ aggregate value of units for which the home buyers have signed binding agreements of sale, less an allowance for cancellations, and are based on the percentage of total estimated construction costs which have been incurred. For high-rise/mid-rise projects that do not qualify for percentage of completion accounting, we recognize revenues and costs when title and possession of a home are transferred to the buyer. During fiscal 2008, we completed construction on four projects for which we used the percentage of completion accounting method to recognize revenues and costs. Subsequent to fiscal 2008, any remaining units in these projects have been accounted for using the completed contract method of accounting. Based upon the current accounting rules and interpretations, we do not believe that any of our current communities qualify for percentage of completion accounting.

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
Our construction managers coordinate subcontracting activities and supervise all aspects of construction work and quality control. One of the ways in which we seek to achieve home buyer satisfaction is by providing our construction managers with incentive compensation arrangements based upon each home buyer’s satisfaction, as expressed by the buyers’ responses on pre- and post-closing questionnaires.
We maintain insurance, subject to deductibles and self-insured amounts, to protect us against various risks associated with our activities, including, among others, general liability, “all-risk” property, construction defects, workers’ compensation, automobile and employee fidelity. We accrue for our expected costs associated with the deductibles and self-insured amounts.
Marketing and Sales
We believe that our marketing strategy, which emphasizes our more expensive “Estate” and “Executive” lines of homes, has enhanced our reputation as a builder-developer of high-quality upscale housing. We believe this reputation results in greater demand for all of our lines of homes. We generally include attractive decorative features such as chair rails, crown moldings, dentil moldings, vaulted and coffered ceilings and other aesthetic elements, even in our less expensive homes, based on our belief that this additional construction expense enhances our image and improves our marketing and sales effort.
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
We advertise in newspapers, in other local and regional publications, and on billboards. We also use attractive color brochures to market our communities. The internet is also an important resource we use in marketing and providing information to our customers. Visitors to our web site, www.tollbrothers.com, can obtain detailed information regarding our communities and homes across the country, take panoramic or video tours of our homes and design their own home based upon our available floor plans and options.

Due to the current weak market conditions and in an effort to promote the sales of homes, including the significant number of speculative homes that we had due to sales contract cancellations, we increased the amount of sales incentives offered to home buyers. These incentives vary by type and amount on a community-by-community and home-by-home basis. In addition, due to the current downturn, we are selectively testing certain markets for acceptance of smaller homes, energy-efficient products and fewer high-end option offerings.
All of our homes are sold under our limited warranty as to workmanship and mechanical equipment. Many homes also come with a limited ten-year warranty as to structural integrity.
We have a two-step sales process. The first step takes place when a potential home buyer visits one of our communities and decides to purchase one of our homes, at which point the home buyer signs a non-binding deposit agreement and provides a small, refundable deposit. This deposit reserves, for a short period of time, the home site or unit that the home buyer has selected and locks in the base price of the home. Deposit rates are tracked on a weekly basis to help us monitor the strength or weakness in demand in each of our communities. If demand for homes in a particular community is strong, senior management determines whether the base selling prices in that community should be increased whereas if demand for the homes in a particular community is weak, we may determine whether sales incentives and/or discounts on home prices should be adjusted. Because these deposit agreements are non-binding, they are not recorded as signed contracts, nor are they recorded in backlog.
The second step in the sales process occurs when we actually sign a binding agreement of sale with the home buyer and the home buyer gives us a cash down payment which is generally non-refundable. Cash down payments currently average approximately 7.9% of the total purchase price of a home, although, historically, they have averaged approximately 7% of the total purchase price of a home. Between the time that the home buyer signs the non-binding deposit agreement and the binding agreement of sale, he or she is required to complete a financial questionnaire that gives us the ability to evaluate whether the home buyer has the financial resources necessary to purchase the home. If we determine that the home buyer is not financially qualified, we will not enter into an agreement of sale with the home buyer. During fiscal 2010, 2009 and 2008, our customers signed gross contracts for $1.57 billion (2,789 homes), $1.63 billion (2,903 homes) and $2.34 billion (3,920 homes), respectively. During fiscal 2010, fiscal 2009 and fiscal 2008, our home buyers cancelled home purchase contracts with a value of $98.3 million (184 homes), $321.2 million (453 homes) and $733.2 million (993 homes), respectively. Contract cancellations in a fiscal year include all contracts cancelled in that fiscal year, whether signed in that fiscal year or signed in prior fiscal years. When we report net contracts signed, the number and value of contracts signed are reported net of all cancellations occurring during the reporting period, whether signed in that reporting period or in a prior period. Only outstanding agreements of sale that have been signed by both the home buyer and us as of the end of the period for which we are reporting are included in backlog. As a result of cancellations, we retained $11.2 million, $21.8 million and $32.5 million of customer deposits in fiscal 2010, 2009 and 2008, respectively. These retained deposits are included in interest and other income in our consolidated statements of operations. At October 31, 2010, there is an additional $11.4 million of customer deposits related to sales contracts that were either cancelled or in default and are subject to dispute with the customer that we have not yet recognized in income.
While we try to avoid selling homes to speculators and generally do not build detached homes without first having a signed agreement of sale, we have been impacted by an overall increase in the supply of homes available for sale in many markets due primarily to the large number of homes that are or will be available for sale from increased foreclosures.
Our mortgage subsidiary provides mortgage financing for a portion of our home closings. Our mortgage subsidiary determines whether the home buyer qualifies for the mortgage he or she is seeking based upon information provided by the home buyer and other sources. For those home buyers that qualify, our mortgage subsidiary provides the home buyer with a mortgage commitment that specifies the terms and conditions of a proposed mortgage loan based upon then-current market conditions. Prior to the actual closing of the home and funding of the mortgage, the home buyer will lock in an interest rate based upon the terms of the commitment. At the time of rate lock, our mortgage subsidiary agrees to sell the proposed mortgage loan to one of several outside recognized mortgage financing institutions (“investors”) that it uses, which is willing to honor the terms and conditions, including the interest rate, committed to the home buyer. We believe that these investors have adequate financial resources to honor their commitments to our mortgage subsidiary. At October 31, 2010, our mortgage subsidiary was committed to fund $433.0 million of mortgage loans. Of these commitments, $169.5 million, as well as $91.7 million of mortgage loans receivable, have “locked-in” interest rates. Our mortgage subsidiary has commitments from investors to acquire the entire $261.2 million of these locked-in loans and receivables. Our home buyers have not locked in the interest rate on the remaining $263.5 million.

There has been significant media attention given to mortgage put-backs, a practice in which a buyer of a mortgage loan tries to recoup losses from the loan originator. We do not believe this is a material issue for our mortgage subsidiary. Only a very small number of our home buyers who used our mortgage subsidiary have defaulted on their loans. We believe that this is due to (i) our typical home buyer’s financial position and sophistication, (ii) on average, our home buyer paying approximately 30% of the purchase price in cash, (iii) our general practice of not originating certain loan types such as option adjustable rate mortgages and down payment assistance products, and our origination of very few sub-prime and high loan-to-value, no documentation loans, and (iv) our elimination of “early payment default” provisions from each of our agreements with our mortgage investors several years ago. Investors must demonstrate a material error on our part in issuing the mortgage or consumer fraud must exist in order for us to suffer a loss. In addition, the amount of any such loss would be reduced by any proceeds received on the disposition of the collateral associated with the mortgage.
Competition
The homebuilding business is highly competitive and fragmented. We compete with numerous home builders of varying sizes, ranging from local to national in scope, some of which have greater sales and financial resources than we do. Sales of existing homes, whether by a homeowner or by a financial institution that has acquired a home through a foreclosure, also provide competition. We compete primarily on the basis of price, location, design, quality, service and reputation; however, we believe our financial stability, relative to most others in our industry, has become an increasingly favorable competitive factor as more home buyers focus on builder solvency. We continue to see reduced competition from the small and mid-sized private builders that had been our primary competitors in the luxury market. We believe that access by these private builders to capital has been severely constrained. We believe that there will be fewer and more selective lenders serving our industry when the market rebounds and that those lenders likely will gravitate to the homebuilding companies that offer them the greatest security, the strongest balance sheets and the broadest array of potential business opportunities. We believe that this reduced competition, combined with attractive long-term demographics, will reward those well-capitalized builders that can persevere through the current challenging environment.
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
Employees
At October 31, 2010, we employed 2,117 persons full-time. At October 31, 2010, we were subject to one collective bargaining agreement that covered approximately 2% of our employees. We consider our employee relations to be good.
Available Information
Our principal internet address is www.tollbrothers.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of our web site are not, however, a part of this Form 10-K.
Code of Ethics
The Company has adopted a Code of Ethics for Principal Executive Officer and Senior Financial Officers (“Code of Ethics”) that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions designated by the Company’s Board of Directors. The Code of Ethics is available on the Company’s internet website at www.tollbrothers.com under “Investor Relations: Company Information: Corporate Governance.” If the Company were to amend or waive any provision of its Code of Ethics, the Company intends to satisfy its disclosure obligations with respect to any such waiver or amendment by posting such information on its internet website set forth above rather than by filing a Form 8-K.
FORWARD-LOOKING STATEMENT
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to estimates or other expectations regarding future events. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements may include, but are not limited to, information related to: anticipated operating results; home deliveries; consumer demand; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues; selling, general and administrative expenses; interest expense; inventory write-downs; anticipated tax refunds; sales paces; effects of home buyer cancellations; growth and expansion; joint ventures in which we are involved; anticipated income or benefits to be realized from our investments in unconsolidated entities; the ability to acquire land and pursue real estate opportunities; the ability to gain approvals and to open new communities; the ability to sell homes and properties; the ability to deliver homes from backlog; the ability to secure materials and subcontractors; the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; legal proceedings and claims.
From time to time, forward-looking statements also are included in other periodic reports on Forms 10-Q and 8-K, in press releases, in presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Many factors mentioned in this report or in other reports or public statements made by us, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.
Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A — Risk Factors” below. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

ITEM 1A.	RISK FACTORS
The homebuilding industry remains in an extended period of slowdown, and its duration and levels of severity are uncertain in the current state of the economy. A continued slowdown in our business would likely further adversely affect our operating results and financial condition.
The downturn in the homebuilding industry, which we believe began in the fourth quarter of our fiscal 2005, has become one of the most severe in U.S. history. This downturn, which we believe started with a decline in consumer confidence, a decline in home prices and an oversupply of homes available for sale, has been exacerbated by, among other things, a decline in the overall economy, increasing unemployment, fear of job loss, a decline in the securities markets, the number of homes that are or will be available for sale due to foreclosures, an inability of home buyers to sell their current homes, a deterioration in the credit markets, and the direct and indirect impact of the turmoil in the mortgage loan market. All of these factors have contributed to the significant decline in the demand for new homes. Moreover, it is still unclear whether the government’s legislative and administrative measures aimed at restoring liquidity to the credit markets and providing relief to homeowners facing foreclosure have helped to effectively stabilize prices and home values, or restore consumer confidence and increase demand in the homebuilding industry.
As a result of this continued downturn, our sales and results of operations have been adversely affected, we have incurred significant inventory impairments and other write-offs, our gross margins have declined significantly from historical levels, and we incurred substantial losses, after write-offs, during fiscal 2010, 2009 and 2008. We cannot predict the duration or levels of severity of the current challenging conditions, nor can we provide assurance that our responses to the current downturn or the government’s attempts to address the troubles in the economy will be successful. If these conditions persist or continue to worsen, they will further adversely affect our operating results and financial condition.
Additional adverse changes in economic conditions in markets where we conduct our operations and where prospective purchasers of our homes live could further reduce the demand for homes and, as a result, could continue to adversely affect our results of operations and financial condition.
Adverse changes in economic conditions in markets where we conduct our operations and where prospective purchasers of our homes live have had and may continue to have a negative impact on our business. Adverse changes in employment levels, job growth, consumer confidence, interest rates and population growth, or an oversupply of homes for sale may further reduce demand, depress prices for our homes and cause home buyers to cancel their agreements to purchase our homes. This, in turn, could continue to adversely affect our results of operations and financial condition.
Continued cancellations of existing agreements of sale will have a continued adverse effect on our business.
Our backlog reflects agreements of sale with our home buyers for homes that have not yet been delivered. We have received a deposit from our home buyer for each home reflected in our backlog, and generally we have the right to retain the deposit if the home buyer does not complete the purchase. In some cases, however, a home buyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as state and local law, the home buyer’s inability to obtain mortgage financing, his or her inability to sell his or her current home or our inability to complete and deliver the home within the specified time. If the current industry downturn or the current decline in economic conditions continues, or if mortgage financing becomes less available, more home buyers may cancel their agreements of sale with us, which would have a continued adverse effect on our business and results of operations.

The homebuilding industry is highly competitive and if others are more successful or offer better value to our customers, our business could decline.
We operate in a very competitive environment, which is characterized by competition from a number of other home builders in each market in which we operate. We compete with large national and regional homebuilding companies and with smaller local home builders for land, financing, raw materials and skilled management and labor resources. We also compete with the resale, also referred to as the “previously owned or existing,” home market, which has increased significantly due to the large number of homes that are vacant, and homes that have been foreclosed on or will be foreclosed on due to the current economic downturn. An oversupply of homes available for sale and the heavy discounting of home prices by some of our competitors have adversely affected demand for our homes and the results of our operations. Increased competition could require us to further increase our selling incentives and/or reduce our prices. If we are unable to compete effectively in our markets, our business could decline disproportionately to that of our competitors.
If we are not able to obtain suitable financing, our interest rates are increased or our credit ratings are lowered, our business and results of operations may decline.
Our business and results of operations depend substantially on our ability to obtain financing for the development of our residential communities, whether from bank borrowings or from financing in the public debt markets. Our revolving credit facility matures in October 2014 and $1.55 billion of our senior notes become due and payable at various times from November 2012 through November 2019. Due to the deterioration of the credit markets and the uncertainties that exist in the economy overall and for home builders in general, we cannot be certain that we will be able to continue to replace existing financing or find additional sources of financing in the future.
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
Our results of operations also depend on the ability of our potential home buyers to obtain mortgages for the purchase of our homes. The uncertainties in the mortgage markets and their impact on the overall mortgage market, including the tightening of credit standards, could adversely affect the ability of our customers to obtain financing for a home purchase, thus preventing our potential home buyers from purchasing our homes. Moreover, future increases in the cost of home mortgage financing could prevent our potential home buyers from purchasing our homes. In addition, where our potential home buyers must sell their existing homes in order to buy a home from us, increases in mortgage costs and/or lack of availability of mortgages could prevent the buyers of our potential home buyers’ existing homes from obtaining the mortgages they need to complete their purchases, which would result in our potential home buyers’ inability to buy a home from us. Similar risks apply to those buyers whose contract is in our backlog of homes to be delivered. If our home buyers, potential buyers or buyers of our home buyers’ current homes cannot obtain suitable financing, our sales and results of operations would be adversely affected.

If our ability to resell mortgages to investors is impaired, our home buyers will be required to find alternative financing.
Generally, when our mortgage subsidiary closes a mortgage for a home buyer at a previously locked-in rate, it already has an agreement in place with an investor to acquire the mortgage following the closing. Due to the deterioration of the credit and financial markets, the number of investors that are willing to purchase our mortgages has decreased and the underwriting standards of the remaining investors have become more stringent. Should the resale market for our mortgages further decline or the underwriting standards of our investors become more stringent, our ability to sell future mortgages could decline and our home buyers would be required to find an alternative source of financing. If our home buyers cannot obtain another source of financing in order to purchase our homes, our sales and results of operations could be adversely affected.
If land is not available at reasonable prices, our sales and results of operations could decrease.
In the long term, our operations depend on our ability to obtain land for the development of our residential communities at reasonable prices. Due to the current downturn in our business, our supply of available home sites, both owned and optioned, has decreased from a peak of approximately 91,200 home sites controlled at April 30, 2006 to approximately 34,900 at October 31, 2010. In the future, changes in the general availability of land, competition for available land, availability of financing to acquire land, zoning regulations that limit housing density and other market conditions may hurt our ability to obtain land for new residential communities at prices that will allow us to make a reasonable profit. If the supply of land appropriate for development of our residential communities becomes more limited because of these factors, or for any other reason, the cost of land could increase and/or the number of homes that we are able to sell and build could be reduced.
If the market value of our land and homes drops, our results of operations will likely decrease.
The market value of our land and housing inventories depends on market conditions. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. If housing demand decreases below what we anticipated when we acquired our inventory, we may not be able to make profits similar to what we have made in the past, may experience less than anticipated profits and/or may not be able to recover our costs when we sell and build homes. Due to the significant decline in our business since September 2005, we have recognized significant write-downs of our inventory. If these adverse market conditions continue or worsen, we may have to write down our inventories further and/or may have to sell land or homes at a loss.
We participate in certain joint ventures where we may be adversely impacted by the failure of the joint venture or its participants to fulfill their obligations.
We have investments in and commitments to certain joint ventures with unrelated parties to develop land. These joint ventures usually borrow money to help finance their activities. In certain circumstances, the joint venture participants, including ourselves, are required to provide guarantees of certain obligations relating to the joint ventures. As a result of the continued downturn in the homebuilding industry, some of these joint ventures or their participants have or may become unable or unwilling to fulfill their respective obligations. In addition, in many of these joint ventures, we do not have a controlling interest and as a result, we are not able to require these joint ventures or their participants to honor their obligations or renegotiate them on acceptable terms. If the joint ventures or their participants do not honor their obligations, we may be required to expend additional resources or suffer losses, which could be significant.
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
Increases in real estate taxes and other local government fees, such as fees imposed on developers to fund schools, open space, road improvements, and/or provide low and moderate income housing, could increase our costs and have an adverse effect on our operations. In addition, increases in local real estate taxes could adversely affect our potential home buyers who may consider those costs in determining whether to make a new home purchase and decide, as a result, not to purchase one of our homes. In addition, any changes in the income tax laws that would reduce or eliminate tax deductions or incentives to homeowners, such as a change limiting the deductibility of real estate taxes or interest on home mortgages, could make housing less affordable or otherwise reduce the demand for housing, which in turn could reduce our sales and hurt our results of operations.
Adverse weather conditions, natural disasters and other conditions could disrupt the development of our communities, which could harm our sales and results of operations.
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
Our ability to develop residential communities may be adversely affected by circumstances beyond our control, including: work stoppages, labor disputes and shortages of qualified trades people, such as carpenters, roofers, electricians and plumbers; changes in laws relating to union organizing activity; lack of availability of adequate utility infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured; and shortages, delays in availability, or fluctuations in prices of building materials. Any of these circumstances could give rise to delays in the start or completion of, or could increase the cost of, developing one or more of our residential communities. We may not be able to recover these increased costs by raising our home prices because the price for each home is typically set months prior to its delivery pursuant to the agreement of sale with the home buyer. If that happens, our operating results could be harmed.
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
As a home builder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. These claims are common in the homebuilding industry and can be costly. In addition, the costs of insuring against construction defect and product liability claims are high, and the amount of coverage offered by insurance companies is currently limited. There can be no assurance that this coverage will not be further restricted and become more costly. If the limits or coverages of our current and former insurance programs prove inadequate, or we are not able to obtain adequate, or reasonably priced, insurance against these types of claims in the future, or the amounts currently provided for future warranty or insurance claims are inadequate, we may experience losses that could negatively impact our financial results.

Our cash flows and results of operations could be adversely affected if legal claims are brought against us and are not resolved in our favor.
Claims have been brought against us in various legal proceedings that have not had, and are not expected to have, a material adverse effect on our business or financial condition. Should such claims be resolved in an unfavorable manner or should additional claims be filed in the future, it is possible that our cash flows and results of operations could be adversely affected.
Our principal stockholders may effectively exercise control over matters requiring stockholder approval.
As of October 31, 2010, Robert I. Toll and his affiliates owned, directly or indirectly, or had the right to acquire within 60 days, approximately 10.9% of the outstanding shares of our common stock, and his brother Bruce E. Toll and his affiliates owned, directly or indirectly, or had the right to acquire within 60 days, approximately 3.1% of the outstanding shares of our common stock. All our directors and executive officers as a group and their affiliates (including the shares of Robert I. Toll and Bruce E. Toll and their affiliates) owned, directly or indirectly, or had the right to acquire within 60 days, approximately 16.1% of the outstanding shares of our common stock as of October 31, 2010. To the extent that Robert I. Toll, Bruce E. Toll and our other directors and executive officers vote their shares in the same manner, their combined stock ownership may have a significant or decisive effect on the election of our directors and control of our management, operations and affairs. Their ownership may discourage someone from making a significant equity investment in us, even if we needed the investment to operate our business. The size of their combined stock holdings could be a significant factor in delaying or preventing a change of control transaction that other stockholders may deem to be in their best interests, such as a transaction in which the other stockholders would receive a premium for their shares over their current trading prices.
Changes in tax laws or the interpretation of tax laws may negatively affect our operating results.
We believe that our recorded tax balances are adequate. However, it is not possible to predict the effects of possible changes in the tax laws or changes in their interpretation and whether they could have a material negative effect on our operating results. We have filed or expect to file claims for refunds of taxes paid in prior years based upon certain filing positions we believe are appropriate. If the Internal Revenue Service disagrees with these filing positions, we may not receive the full amount of the refunds we expect or we may have to return some of the refunds we have received.
We may not be able to realize our deferred tax assets.
At October 31, 2010, we had $409.2 million of deferred tax assets against which we have recognized valuation allowances equal to the entire amount of such deferred tax assets. Losses for federal income tax purposes can generally be carried back two years and carried forward for a period of 20 years. In order to realize our net deferred tax assets, we must generate sufficient taxable income in such future years.
In addition, our ability to utilize net operating losses (“NOLs”), built-in losses, and tax credit carryforwards to offset our future taxable income and/or to recover previously paid taxes would be limited if we were to undergo an “ownership change,” as determined under Internal Revenue Code Section 382 (“Section 382”). A Section 382 ownership change occurs if a stockholder or a group of stockholders who are deemed to own at least 5% of our common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an ownership change occurs, Section 382 would impose an annual limit on the amount of NOLs we can use to reduce our taxable income equal to the product of the total value of our outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the federal long-term tax-exempt interest rate in effect for the month of the ownership change. A number of special rules apply to calculating this annual limit.
While the complexity of Section 382’s provisions and the limited knowledge any public company has about the ownership of its publicly traded stock make it difficult to determine whether an ownership change has occurred, we currently believe that an ownership change has not occurred. However, if an ownership change were to occur, the annual limitation under Section 382 could result in a material amount of our NOLs expiring unused. This would significantly impair the value of our NOL asset and, as a result, have a negative impact on our financial position and results of operations.

During 2010, our stockholders approved an amendment to our second restated certificate of incorporation that is designed to deter transfers of our common stock that could result in an ownership change. However, these measures cannot guarantee complete protection against an ownership change and it remains possible that one may occur.
Our business is seasonal in nature, so our quarterly operating results fluctuate.
Our quarterly operating results fluctuate with the seasons; normally, a significant portion of our agreements of sale are entered into with customers in the winter and spring months. Construction of a customer’s home typically proceeds after signing the agreement of sale and can require 12 months or more to complete. Weather-related problems may occur in the late winter and early spring, delaying starts or closings or increasing costs and reducing profitability. In addition, delays in opening new communities or new sections of existing communities could have an adverse impact on home sales and revenues. Expenses are not incurred and recognized evenly throughout the year. Because of these factors, our quarterly operating results may be uneven and may be marked by lower revenues and earnings in some quarters than in others.
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
Not applicable.

ITEM 2.	PROPERTIES
Headquarters
Our corporate office, which we lease from an unrelated third party, contains approximately 200,000 square feet and is located in Horsham, Pennsylvania.
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
Office and Other Facilities
We own or lease from unrelated third parties office and warehouse space and golf course facilities in various locations, none of which are material to our business.

ITEM 3.	LEGAL PROCEEDINGS
The Company is involved in various claims and litigation arising principally in the ordinary course of business.
In January 2006, we received a request for information pursuant to Section 308 of the Clean Water Act from Region 3 of the U.S. Environmental Protection Agency (“EPA”) concerning storm water discharge practices in connection with our homebuilding projects in the states that comprise EPA Region 3. We provided information to the EPA pursuant to the request. The U.S. Department of Justice (“DOJ”) has now assumed responsibility for the oversight of this matter and has alleged that we have violated regulatory requirements applicable to storm water discharges and that it may seek injunctive relief and/or civil penalties. We are currently engaged in settlement discussions with representatives from the DOJ and the EPA.

On April 17, 2007, a securities class action suit was filed against Toll Brothers, Inc. and Robert I. Toll and Bruce E. Toll in the U.S. District Court for the Eastern District of Pennsylvania on behalf of the purported class of purchasers of our common stock between December 9, 2004 and November 8, 2005. The original plaintiff has been replaced by two new lead plaintiffs: The City of Hialeah Employees’ Retirement System and the Laborers Pension Trust Funds for Northern California. On August 14, 2007, an amended complaint was filed and the following individual defendants, who are directors and/or officers of Toll Brothers, Inc., were added to the suit: Zvi Barzilay, Joel H. Rassman, Robert S. Blank, Richard J. Braemer, Carl B. Marbach, Paul E. Shapiro and Joseph R. Sicree. The amended complaint filed on behalf of the purported class alleges that the defendants violated federal securities laws by issuing various materially false and misleading statements that had the effect of artificially inflating the market price of our stock. They further allege that the individual defendants sold shares for substantial gains during the class period. The purported class is seeking compensatory damages, counsel fees, and expert costs. The parties reached a settlement agreement in October 2010, which is subject to approval by the U.S. District Court for the Eastern District of Pennsylvania. The entire settlement amount will be funded by the Company’s insurers.
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
We believe that adequate provision for resolution of all claims and pending litigation have been made for probable losses and the disposition of these matters is not expected to have a material adverse effect on our results of operations and liquidity or on our financial condition.
Our Second Restated Certificate of Incorporation, as amended, and Bylaws provide for indemnification of our directors and officers. We have also entered into individual indemnification agreements with each of our directors.
Other than as set forth above, there are no proceedings required to be disclosed pursuant to Item 103 of Regulation S-K.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange (Symbol: TOL).
The following table sets forth the price range of our common stock on the New York Stock Exchange for each fiscal quarter during the two years ended October 31, 2010.

	Three months ended
	October 31	July 31	April 30	January 31
2010
High	$19.33	$23.31	$23.66	$21.80
Low	$15.57	$15.85	$18.08	$16.82
2009
High	$23.62	$21.45	$21.25	$24.29
Low	$16.88	$15.19	$13.72	$13.55
The closing price of our common stock on the New York Stock Exchange on the last trading day of our fiscal years ended October 31, 2010, 2009 and 2008 was $17.94, $17.32 and $23.12, respectively. At December 10, 2010, there were approximately 832 record holders of our common stock.
For information regarding securities authorized for issuance under equity compensation plans, see “Equity Compensation Plan Information” in Item 12 of this Form 10-K.
We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so. Rather, we expect to follow a policy of retaining earnings in order to finance our business and, from time to time, repurchase shares of our common stock. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, capital requirements, our operating and financial condition, and any contractual limitation then in effect. In this regard, our senior subordinated notes contain restrictions on the amount of dividends we may pay on our common stock. In addition, our bank credit agreement requires us to maintain a minimum tangible net worth (as defined in the agreement), which restricts the amount of dividends we may pay. At October 31, 2010, under the most restrictive of these provisions, we could have paid up to approximately $640 million of cash dividends.

Issuer Purchases of Equity Securities
During the three months ended October 31, 2010, we repurchased the following shares under our repurchase program:

			Total number	Maximum
			of shares	number
			purchased as	of shares that
	Total	Average	part of a	may yet be
	number of	price	publicly	purchased
	shares	paid per	announced	under the plan
Period	purchased (a)(b)	share	plan or program (c)	or program (c)
August 1 to August 31, 2010	2,000	$16.86	2,000	11,834,000
September 1 to September 30, 2010	3,000	$18.29	2,000	11,832,000
October 1 to October 31, 2010	8,000	$18.56	2,000	11,830,000

Total	13,000	$18.30	6,000

(a)	The terms of our Restricted Stock Unit awards (“RSUs”) permit us to withhold from the total number of shares of our common stock that an employee is entitled to receive upon distribution pursuant to a RSU that number of shares having a fair market value at the time of distribution equal to the applicable income tax withholdings, and remit the remaining shares to the employee. During the three months ended October 31, 2010, we withheld 19 shares subject to RSUs with an average fair market value per share of $18.54 to cover income taxes on distributions, and distributed 242 shares to employees. The 19 shares withheld are not included in the total number of shares purchased in the table above.

(b)	Our stock incentive plans permit participants to exercise non-qualified stock options using a “net exercise” method at the discretion of the Executive Compensation Committee of our Board of Directors. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three months ended October 31, 2010, the net exercise method was employed to exercise options to acquire 817,372 shares of our common stock; we withheld 590,490 of the shares subject to the options to cover $10.9 million of option exercise costs and income tax withholdings and issued the remaining 226,882 shares to the participants. In addition, our stock incentive plans also permit participants to use the fair market value of Company common stock they own to pay for the exercise of stock options (“stock swap method”). During the three months ended October 31, 2010, the Company received 7,669 shares with an average fair market value per share of $18.50 for the exercise of 14,696 options. The 590,490 shares withheld in connection with the net exercise method are not included in the total number of shares purchased in the table above. The 7,669 shares used under the stock swap method are included in the total number of shares purchased in the table above.

(c)	On March 20, 2003, our Board of Directors authorized the repurchase of up to 20 million shares of our common stock in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.
Except as set forth above, we did not repurchase any of our equity securities during the three-month period ended October 31, 2010.

Stockholder Return Performance Graph
The following graph and chart compares the five-year cumulative total return (assuming an investment of $100 was made on October 31, 2005 and that dividends, if any, were reinvested) from October 31, 2005 to October 31, 2010 for (a) our common stock, (b) the Standard & Poor’s Homebuilding Index (the “S&P Homebuilding Index”) and (c) the Standard & Poor’s 500 Composite Stock Index (the “S&P 500 Index”):
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG TOLL BROTHERS, INC.,
S&P HOMEBUILDING INDEX AND S&P 500 INDEX

	2005	2006	2007	2008	2009	2010
TOLL BROTHERS, INC.	100.00	78.33	62.07	62.64	46.92	48.60
S&P 500 INDEX	100.00	116.34	133.28	85.17	93.52	108.97
S&P HOMEBUILDING INDEX	100.00	80.30	41.47	23.38	25.46	24.78

ITEM 6.	SELECTED FINANCIAL DATA
The following tables set forth selected consolidated financial and housing data at and for each of the five fiscal years in the period ended October 31, 2010. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in this Form 10-K beginning at page F-1, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Form 10-K.

Summary Consolidated Statements of Operations and Balance Sheets (amounts in thousands, except per share data):

Year ended October 31:	2010	2009	2008	2007	2006
Revenues	$1,494,771	$1,755,310	$3,148,166	$4,635,093	$6,115,280

(Loss) income before income taxes	$(117,187)	$(496,465)	$(466,787)	$70,680	$1,126,616

Net (loss) income	$(3,374)	$(755,825)	$(297,810)	$35,651	$687,213

(Loss) earnings per share:
Basic	$(0.02)	$(4.68)	$(1.88)	$0.23	$4.45
Diluted	$(0.02)	$(4.68)	$(1.88)	$0.22	$4.17
Weighted average number of shares outstanding:
Basic	165,666	161,549	158,730	155,318	154,300
Diluted	165,666	161,549	158,730	164,166	164,852

At October 31:	2010	2009	2008	2007	2006
Cash, cash equivalents and marketable U.S. Treasury and Agency securities	$1,236,927	$1,908,894	$1,633,495	$900,337	$632,524

Inventory	$3,241,725	$3,183,566	$4,127,475	$5,572,655	$6,095,702

Total assets	$5,171,555	$5,634,444	$6,586,836	$7,220,316	$7,583,541

Debt:
Loans payable	$94,491	$472,854	$613,594	$696,814	$736,934
Senior debt	1,544,110	1,587,648	1,143,445	1,142,306	1,141,167
Senior subordinated debt		47,872	343,000	350,000	350,000
Mortgage company loan facility	72,367	27,015	37,867	76,730	119,705

Total debt	$1,710,968	$2,135,389	$2,137,906	$2,265,850	$2,347,806

Equity	$2,559,013	$2,516,482	$3,237,653	$3,535,245	$3,423,629

Housing Data

Year ended October 31:	2010	2009	2008	2007	2006
Closings (1):
Number of homes	2,642	2,965	4,743	6,687	8,601
Value (in thousands)	$1,494,761	$1,755,310	$3,106,293	$4,495,600	$5,945,169
Revenues — percentage of completion (in thousands)			$41,873	$139,493	$170,111
Net contracts signed:
Number of homes	2,605	2,450	2,927	4,440	6,164
Value (in thousands)	$1,472,030	$1,304,656	$1,608,191	$3,010,013	$4,460,734

At October 31:	2010	2009	2008	2007	2006
Backlog:
Number of homes	1,494	1,531	2,046	3,950	6,533
Value (in thousands) (2)	$852,106	$874,837	$1,325,491	$2,854,435	$4,488,400
Number of selling communities	195	200	273	315	300
Home sites:
Owned	28,891	26,872	32,081	37,139	41,808
Controlled	5,961	5,045	7,703	22,112	31,960

Total	34,852	31,917	39,784	59,251	73,768

(1)	Excludes 88 units and 336 units delivered in fiscal 2008 and 2007, respectively, which were accounted for using the percentage of completion accounting method with an aggregate delivered value of $86.1 million in fiscal 2008 and $263.3 million in fiscal 2007.

(2)	Net of revenues of $55.2 million and $170.1 million of revenue recognized in fiscal 2007 and 2006, respectively, under the percentage of completion accounting method. At October 31, 2008 and thereafter, we did not have any revenue recognized on undelivered units accounted for under the percentage of completion accounting method.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise stated, net contracts signed represents a number or value equal to the gross number or value of contracts signed during the relevant period, less the number or value of contracts cancelled during the relevant period, which includes contracts that were signed during the relevant period and in prior periods.
OVERVIEW
This housing downturn is the longest and most severe since the Great Depression. However, we believe that the medium and long-term futures for our company and industry are bright. A recent Harvard University study projects that under both low- and high- growth scenarios housing demand should exceed that of the previous three decades. With very low housing production over the past few years, we believe that pent-up demand exists and it will be released once the employment and economic picture improves and as people regain confidence in a home as a dependable investment.
In many markets, the pipeline of approved and improved home sites has dwindled as builders and developers have lacked both the capital and the rationale for bringing sites through approvals. Therefore, when demand picks up, builders and developers with approved land in well-located markets will be poised to benefit. We believe that this will be particularly true for us. Our land portfolio is heavily weighted to the metro-DC to metro-Boston corridor where land is scarce, approvals are more difficult to obtain and overbuilding has been relatively less prevalent than in the Southeast and Western regions.
The U.S. housing market continues to struggle from a significant slowdown that began in the fourth quarter of our fiscal 2005. The value of our net contracts signed in fiscal 2010 was 79.4% lower than the value of our net contracts signed in fiscal 2005, 12.8% higher than the value of our net contracts signed in fiscal 2009 and 8.5% and 51.1% lower than the value of our net contracts signed in fiscal 2008 and 2007, respectively. The slowdown, which we believe started with a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale, has been exacerbated by, among other things, a decline in the overall economy, increased unemployment, the increased number of vacant homes, fear of job loss, a decline in home prices and the resulting reduction in home equity, the large number of homes that are vacant and homes that are or will be available due to foreclosures, the inability of some of our home buyers or some prospective buyers of their homes to sell their current home, the deterioration in the credit markets, and the direct and indirect impact of the turmoil in the mortgage loan market.
We believe many of our markets and housing in general have reached bottom; however, we expect that there may be more periods of volatility in the future. We do not expect the housing market to recover in the near term. We believe that, once the unemployment rate declines and confidence improves, pent-up demand will be released and, gradually, more buyers will enter the market. We believe that the key to a full recovery in our business depends on these factors as well as a sustained stabilization of financial markets and home prices.
In fiscal 2010, we recognized $1.49 billion of revenues and recorded a net loss of $3.4 million. In fiscal 2009, we recognized $1.76 billion of revenues and recorded a net loss of $755.8 million and in fiscal 2008, we recognized $3.15 billion of revenues and recorded a net loss of $297.8 million. The losses recognized in fiscal 2010, fiscal 2009 and fiscal 2008 were due to the recognition of inventory impairment charges and write-offs, joint venture impairment charges, the negative impact on profit margins of higher sales incentives given on the homes delivered during each of the fiscal years and the reduced level of construction activity. Fiscal 2010 results of operations benefited from the reversal of $128.6 million of prior year valuation allowances through the carryback of losses recognized for income tax purposes in the current year that were recognized in prior years for financial reporting, offset, in part, by $67.9 million of new valuation allowances recognized in fiscal 2010. The fiscal 2009 loss was also significantly impacted by $458.3 million of valuation allowances recognized against our deferred tax assets.
We continue to seek a balance between our short-term goal of selling homes in a tough market and our long-term goal of maximizing the value of our communities. We continue to believe that many of our communities are in desirable locations that are difficult to replace and in markets where approvals have been increasingly difficult to achieve. We believe that many of these communities have substantial embedded value that may be realized in the future and that this value should not necessarily be sacrificed in the current soft market.

We maintain relationships with a widely diversified group of mortgage financial institutions, many of which are among the largest and, we believe, most reliable in the industry. We believe that regional and community banks continue to recognize the long-term value in creating relationships with high-quality, affluent customers such as our home buyers, and these banks continue to provide such customers with financing.
We believe that our home buyers generally are, and should continue to be, better able to secure mortgages due to their typically lower loan-to-value ratios and attractive credit profiles as compared to the average home buyer. Nevertheless, in recent years, tightened credit standards have shrunk the pool of potential home buyers and the availability of certain loan products previously available to our home buyers. Our home buyers continue to face stricter mortgage underwriting guidelines, higher down payment requirements and narrower appraisal guidelines than in the past. However, recently we have seen some loosening of guidelines as they pertain to private mortgage insurance. While the range of mortgage product available to a potential home buyer is not what it was in 2005 — 2007, it has improved in the past several months. Some of our home buyers continue to find it more difficult to sell their existing homes as their prospective buyers of such homes may face difficulties obtaining a mortgage. In addition, other potential buyers may have little or negative equity in their existing homes and are not able or willing to purchase a larger or more expensive home.
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
There has been significant media attention given to mortgage put-backs, a practice in which a buyer of a mortgage loan tries to recoup losses from the loan originator. We do not believe this is a material issue for our mortgage subsidiary. Only a very small number of our home buyers who used our mortgage subsidiary have defaulted on their loans. We believe that this is due to (i) our typical home buyer’s financial position and sophistication, (ii) on average, our home buyer paying approximately 30% of the purchase price in cash, (iii) our general practice of not originating certain loan types such as option adjustable rate mortgages and down payment assistance products, and our origination of very few sub-prime and high loan-to-value, no documentation loans, and (iv) our elimination of “early payment default” provisions from each of our agreements with our mortgage investors several years ago. Investors must demonstrate a material error on our part in issuing the mortgage or consumer fraud must exist in order for us to suffer a loss. In addition, the amount of any such loss would be reduced by any proceeds received on the disposition of the collateral associated with the mortgage.
Based on our experience during prior downturns in the housing industry, we believe that attractive land acquisition opportunities may arise in difficult times for those builders that have the financial strength to take advantage of them. In the current challenging environment, we believe our strong balance sheet, liquidity, access to capital, broad geographic presence, diversified product line, experienced personnel and national brand name all position us well for such opportunities now and in the future. We have begun to see land being offered at prices that we believe are attractive based on current market conditions and in fiscal 2010 we entered into contracts to acquire approximately 5,600 home sites (net of options terminated). In fiscal 2009, the number of home sites controlled, excluding the homes delivered during fiscal 2009, declined by approximately 4,900. In addition, in fiscal 2010, we formed Gibraltar Capital and Asset Management to invest in distressed real estate opportunities that may be different than our traditional homebuilding operations.
We continue to see reduced competition from the small and mid-sized private builders that had been our primary competitors in the luxury market. We believe that many of these builders are no longer in business and that access by the surviving private builders to capital is already severely constrained. We envision that there will be fewer and more selective lenders serving our industry when the market rebounds and that those lenders likely will gravitate to the homebuilding companies that offer them the greatest security, the strongest balance sheets and the broadest array of potential business opportunities. We believe that this reduced competition, combined with attractive long-term demographics, will reward those well-capitalized builders that can persevere through the current challenging environment.

Notwithstanding the current market conditions, we believe that geographic and product diversification, access to lower-cost capital, and strong demographics have in the past and will in the future, as market conditions improve over time, benefit those builders that can control land and persevere through the increasingly difficult regulatory approval process. We believe that these factors favor the large publicly traded homebuilding companies with the capital and expertise to control home sites and gain market share. We believe that over the past five years, many builders and land developers reduced the number of home sites that were taken through the approval process. The process continues to be difficult and lengthy, and the political pressure from no-growth proponents continues to increase. We believe our expertise in taking land through the approval process and our already approved land positions will allow us to grow in the years to come, as market conditions improve.
Because of the length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and deliver a home after a home buyer signs an agreement of sale, we are subject to many risks. We attempt to reduce certain risks by controlling land for future development through options (also referred to herein as “land purchase contracts” or “option and purchase agreements”), thus allowing the necessary governmental approvals to be obtained before acquiring title to the land; generally commencing construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from the buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis. Our risk reduction strategy of generally not commencing the construction of a home until we have an agreement of sale with a buyer was effective in the past but, due to the number of cancellations of agreements of sale that we had during the current downturn in the housing market, many of which were for homes on which we had commenced construction, the number of homes under construction in detached single-family communities for which we do not have an agreement of sale increased from our historical levels. Over the past two years, however, we have reduced the number of these unsold units to more historical levels. In addition, over the past several years, the number of our attached-home communities has grown, resulting in an increase in the number of unsold units under construction.
In response to the decline in market conditions over the past several years, we have re-evaluated and renegotiated or cancelled many of our land purchase contracts. In addition, we have sold, and may continue to sell, certain parcels of land that we have identified as non-strategic. As a result, we reduced our land position from a high of approximately 91,200 home sites at April 30, 2006, to approximately 34,900 home sites at October 31, 2010. We continue to position ourselves for this recovery through the opportunistic and, we believe, prudent purchase of land and the continued growth of our community count. Based on our belief that the housing market has bottomed, the increased attractiveness of land available for purchase and the revival of demand in certain areas, we have begun to increase our land positions. During fiscal 2010, we acquired control of approximately 5,600 home sites (net of options terminated), increasing the number of home sites controlled to approximately 34,900 home sites at October 31, 2010. Of the 34,900 home sites controlled at October 31, 2010, we owned approximately 28,900. Of these 28,900 home sites, significant improvements were completed on approximately 10,500. At October 31, 2010, we were selling from 195 communities, compared to 200 communities at October 31, 2009. For the first time in four years, we expect our community count will grow in fiscal 2011. We expect to be selling from 215 to 225 communities at October 31, 2011. In addition, at October 31, 2010, we had 48 communities that were temporarily closed due to market conditions, of which we expect to reopen approximately 13 prior to October 31, 2011.
CONTRACTS AND BACKLOG
The aggregate value of gross sales contracts signed decreased 3.4% in fiscal 2010, as compared to fiscal 2009, and 30.6% in fiscal 2009, as compared to fiscal 2008. The value of gross sales contracts signed was $1.57 billion (2,789 homes) in fiscal 2010, $1.63 billion (2,903 homes) in fiscal 2009 and $2.34 billion (3,920 homes) in fiscal 2008. The decrease in fiscal 2010, as compared to fiscal 2009, was the result of a 3.9% decrease in the number of gross contracts signed, offset, in part, by a slight increase in the average value of each contract signed. The decrease in fiscal 2009, as compared to fiscal 2008, was the result of a 25.9% decrease in the number of gross contracts signed and a 6.2% decrease in the average value of each contract signed.
Our contract cancellation rate over the past 18 months has been comparable to the cancellation rates prior to fiscal 2006. In fiscal 2010, home buyers cancelled $98.3 million (184 homes) of signed contracts, as compared to $321.2 million (453 homes) in fiscal 2009 and $733.2 million (993 homes) in fiscal 2008. As a percentage of the number of gross contracts signed in fiscal 2010, 2009 and 2008, home buyers cancelled 6.6%, 15.6% and 25.3%, in those respective years, and 6.3%, 19.8% and 31.3% of the value of gross contracts signed in those respective years. In the last half of fiscal 2009, we saw an improvement in our contract cancellation rate; in the fourth quarter and third quarter of fiscal 2009, our contract cancellation rate (the number of contracts cancelled in the period divided by the number of gross contracts signed in the period) was 6.9% and 8.5%, respectively, as compared to 30.2% and 19.4% in the comparable periods of fiscal 2008.

The aggregate value of net sales contracts signed increased 12.8% in fiscal 2010, as compared to fiscal 2009, and the value of such contracts was $1.47 billion (2,605 homes) in fiscal 2010, as compared to $1.30 billion (2,450 homes) in fiscal 2009. This increase was the result of a 6.3% increase in the number of net contracts signed and a 6.1% increase in the average value of each contract signed. The increase in the average value of net contracts signed in fiscal 2010, as compared to fiscal 2009, was due primarily to a 24.7% lower average value of the contracts cancelled in fiscal 2010, as compared to the average value of contracts cancelled in fiscal 2009, and lower sales incentives given to home buyers in fiscal 2010, as compared to fiscal 2009, offset, in part, by a shift in the number of contracts signed to less expensive products in fiscal 2010, as compared to fiscal 2009.
The aggregate value of net sales contracts signed decreased 18.9% in fiscal 2009, as compared to fiscal 2008. The value of net sales contracts signed was $1.30 billion (2,450 homes) in fiscal 2009 and $1.61 billion (2,927 homes) in fiscal 2008. The decrease in fiscal 2009, as compared to fiscal 2008, was the result of a 16.3% decrease in the number of net contracts signed and a 3.1% decrease in the average value of each contract signed. The decrease in the average value of net contracts signed in fiscal 2009, as compared to fiscal 2008, was due primarily to the higher average value of the contracts cancelled, higher sales incentives given to home buyers, and a shift in the number of contracts signed to less expensive areas and/or products in fiscal 2009, as compared to fiscal 2008.
At October 31, 2010, our backlog of homes under contract was $852.1 million (1,494 homes), 2.6% lower than our $874.8 million (1,531 homes) backlog at October 31, 2009. Our backlog at October 31, 2008 of $1.33 billion (2,046 homes) was 34% higher than our backlog at October 31, 2009. Backlog consists of homes under contract but not yet delivered to our home buyers. The decreases in backlog at October 31, 2010, as compared to the backlog at October 31, 2009 and at October 31, 2009, as compared to October 31, 2008, were primarily attributable to the continued decline in the new home market in fiscal 2010 and 2009, and the decrease in the value and number of net contracts signed in fiscal 2010, as compared to fiscal 2009, as well as in fiscal 2009, as compared to fiscal 2008, offset, in part, by lower deliveries in both fiscal 2010 and 2009, as compared to the preceding fiscal years.
For more information regarding revenues, gross contracts signed, contract cancellations, net contracts signed and sales incentives provided on units delivered by geographic segment, see “Geographic Segments” in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (“MD&A”).
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

		Impaired Communities
			Fair Value of
			Communities
	Number of		Net of
	Communities	Number of	Impairment	Impairment
Three months ended:	Tested	Communities	Charges	Charges
Fiscal 2010:
January 31	260	14	$60.5	$22.8
April 30	161	7	$53.6	15.0
July 31	155	7	$21.5	6.6
October 31	144	12	$39.2	9.1

				$53.5

Fiscal 2009:
January 31	289	41	$216.2	$108.3
April 30	288	36	$181.8	67.4
July 31	288	14	$67.7	46.8
October 31	254	21	$116.4	44.9

				$267.4

Fiscal 2008:
January 31	211	36	$328.2	$134.3
April 30	297	39	$272.2	121.0
July 31	296	18	$144.5	59.9
October 31	270	37	$198.2	83.9

				$399.1

Variable Interest Entities: We have land purchase contracts and several investments in unconsolidated entities which we evaluate for consolidation in accordance with GAAP. In accordance with GAAP, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a variable interest entity (“VIE”) is considered to be the primary beneficiary and must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. For land purchase contracts with sellers meeting the definition of a VIE, we perform a review to determine which party is the primary beneficiary of the VIE. This review requires substantial judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the entity’s expected profits and losses and the cash flows associated with changes in the fair value of the land under contract. At October 31, 2010, the Company had determined that 32 land purchase contracts, with an aggregate purchase price of $250.1 million, on which it had made aggregate deposits totaling $12.6 million, were VIEs, and that it was not the primary beneficiary of any VIE related to its land purchase contracts.
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
Since the beginning of fiscal 2007, we recorded significant deferred tax assets. These deferred tax assets were generated primarily by inventory impairments and impairments of investments in and advances to unconsolidated entities. In accordance with GAAP, we assessed whether a valuation allowance should be established based on our determination of whether it is “more likely than not” that some portion or all of the deferred tax assets would not be realized. We believe that the continued downturn in the housing market, the uncertainty as to its length and magnitude, and our continued recognition of impairment charges are significant evidence of the need for a valuation allowance against our net deferred tax assets. We have recorded valuation allowances against all of our net deferred tax assets.
We are allowed to carry forward tax losses for 20 years and apply such tax losses to future taxable income to realize federal deferred tax assets. In addition, we will be able to reverse previously recognized valuation allowances during any future period in which we report book income before taxes. We will continue to review our deferred tax assets in accordance with GAAP.

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted into law. The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in a tax year ending after December 31, 2007 and beginning before January 1, 2010 to be carried back for up to five years (such losses were previously limited to a two-year carryback). This change allowed us to carry back our fiscal 2010 taxable losses to prior years and recognize a tax benefit of $113.8 million in our consolidated statement of operations for fiscal 2010. In addition, the Act will allow us to file for a refund of previously paid federal income taxes. We estimate that we will be able to carryback $404.5 million of fiscal 2010 tax losses and receive a tax refund in fiscal 2011 of approximately $141.6 million. The ultimate amount of such refunds realized is dependent on our actual taxable losses for fiscal 2010, which may vary significantly from its current expectations. We have reflected the expected refund of $141.6 million in our October 31, 2010 consolidated financial statements.
For state tax purposes, due to past losses and projected future losses in certain jurisdictions where we do not have carryback potential and/or cannot sufficiently forecast future taxable income, we recognized net cumulative valuation allowances against our state deferred tax assets of $45.0 million as of October 31, 2010 and 2009. Future valuation allowances in these jurisdictions may continue to be recognized if we believe we will not generate sufficient future taxable income to utilize future state deferred tax assets.
Revenue and Cost Recognition
The construction time of our homes is generally less than one year, although some homes may take more than one year to complete. Revenues and cost of revenues from these home sales are recorded at the time each home is delivered and title and possession are transferred to the buyer. Closing normally occurs shortly after construction is substantially completed. In addition, we have several high-rise/mid-rise projects that do not qualify for percentage of completion accounting in accordance with GAAP that are included in this category of revenues and costs. During fiscal 2007 and 2008, we completed construction on four projects for which we used the percentage of completion accounting method to recognize revenues and costs; the remaining units in these projects have been or will be accounted for using the completed contract method of accounting. Based upon the current accounting rules and interpretations, we do not believe that any of our current communities qualify for percentage of completion accounting.
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
Forfeited customer deposits are recognized in other income in the period in which we determine that the customer will not complete the purchase of the home and we have the right to retain the deposit.
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
OFF-BALANCE SHEET ARRANGEMENTS
The trends, uncertainties or other factors that have negatively impacted our business and the industry in general and are discussed in the “— Overview” section have also impacted the unconsolidated entities in which we have investments. We review each of our investments in unconsolidated entities on a quarterly basis to determine the recoverability of our investment. We evaluate the recoverability of our investment in unconsolidated entities using similar methodology that we use to evaluate our inventories. This evaluation entails a detailed cash flow analysis using many estimates including, but not limited to, expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, and market conditions. When markets deteriorate and it is no longer probable that we can recover our investment in a joint venture, we impair our investment. If a joint venture has its own loans or is principally a joint venture to hold an option, such impairment may result in the majority or all of our investment being impaired. See “— Critical Accounting Policies — Inventory” for more detailed disclosure on our evaluation of inventory.

We have investments in and advances to various unconsolidated entities. At October 31, 2010, we had investments in and advances to these entities, net of impairment charges recognized, of $198.4 million, and were committed to invest or advance $11.8 million (net of amounts accrued) of additional funds to certain of these entities if they require additional funding. At October 31, 2010, we had accrued $88.1 million of our commitments to our unconsolidated entities. In addition, we guarantee certain debt of a number of these unconsolidated entities on a several and pro-rata basis. At October 31, 2010, we guaranteed an aggregate of approximately $67.8 million (net of amounts that we have accrued) of debt relating to three joint ventures, which had aggregate borrowings of approximately $782.0 million.
In connection with certain land joint ventures to which we are a party, we executed completion guarantees and conditional repayment guarantees. The obligations under the completion guarantees and conditional repayment guarantees are several and not joint, and are limited to our pro-rata share of the loan obligations of the respective joint ventures. At October 31, 2010, the maximum amount of the completion guarantees and conditional repayment guarantees (net of amounts that we have accrued) is estimated to be approximately $57.8 million, if any liability is determined to be due thereunder, which amount is included in the $67.8 million of guarantees disclosed above.
Our investments in these entities are accounted for using the equity method. See Note 3 to the consolidated financial statements for more information regarding our investments in and advances to various unconsolidated entities.
RESULTS OF OPERATIONS
The following table compares certain items in our statement of operations for fiscal 2010, 2009 and 2008
($ amounts in millions):

	2010		2009		2008
	$	%	$	%	$	%
Revenues	1,494.8		1,755.3		3,148.2

Cost of revenues	1,383.1	92.5	1,951.3	111.2	3,119.8	99.1
Selling, general and administrative	263.2	17.6	313.2	17.8	429.9	13.7
Interest expense	22.8	1.5	7.9	0.5
Goodwill impairment					3.2	0.1

	1,669.1	111.7	2,272.5	129.5	3,552.9	112.9

Loss from operations	(174.3)		(517.2)		(404.8)
Other
Income (loss) from unconsolidated entities	23.5		(7.5)		(186.4)
Interest and other income	34.8		41.9		124.4
Expenses related to early retirement of debt	(1.2)		(13.7)

Loss before income taxes	(117.2)		(496.5)		(466.8)
Income tax (benefit) provision	(113.8)		259.4		(169.0)

Net loss	(3.4)		(755.8)		(297.8)

Note: Amounts may not add due to rounding.

FISCAL 2010 COMPARED TO FISCAL 2009
RESULTS OF OPERATIONS
In fiscal 2010, we recognized $1.49 billion of revenues and a net loss of $3.4 million, as compared to $1.76 billion of revenues and a net loss of $755.8 million in fiscal 2009. In fiscal 2010 and fiscal 2009, we recognized $115.3 million and $465.4 million of inventory impairments and write-offs, respectively. In fiscal 2010, we recognized an income tax benefit of $113.8 million, as compared to an income tax provision of $259.4 million in fiscal 2009. In addition, we recognized $11.3 million of joint venture impairment charges and write-offs in fiscal 2009.
REVENUES AND COST OF REVENUES
Revenues in fiscal 2010 were lower than those in fiscal 2009 by approximately $260.5 million, or 14.8%. This decrease was attributable to a 10.9% decrease in the number of homes delivered and a 4.4% decrease in the average price of the homes delivered. The decrease in the number of homes delivered in fiscal 2010 was primarily due to a 25.2% decline in the number of homes in backlog at October 31, 2009, as compared to October 31, 2008, offset, in part, by a 6.3% increase in the number of net contracts signed in fiscal 2010, as compared to fiscal 2009. The 4.4% decrease in the average price of the homes delivered in fiscal 2010, as compared to fiscal 2009, was due to a shift in product mix to lower priced product, offset, in part, by a decrease in sales incentives, as a percentage of the homes’ gross sales price, given on homes closed in fiscal 2010, as compared to fiscal 2009. Average sales incentives given on homes delivered in fiscal 2010 amounted to approximately $82,600 per home or 12.7% of the gross price of the home delivered, as compared to approximately $93,200 per home or 13.6% of the gross price of the home delivered in fiscal 2009. The decrease in per home sales incentives in fiscal 2010, as compared to fiscal 2009, was primarily due to lower sales incentives provided on contracts in backlog at October 31, 2009, as compared to value of sales incentives on contracts in backlog at October 31, 2008, and the decrease in sales incentives given on contracts signed in fiscal 2010 that were delivered in fiscal 2010, as compared to contracts signed in fiscal 2009 and delivered in fiscal 2009.
Cost of revenues as a percentage of revenues was 92.5% in fiscal 2010, as compared to 111.2% in fiscal 2009. In fiscal 2010 and 2009, we recognized inventory impairment charges and write-offs of $115.3 million and $465.4 million, respectively. Interest cost as a percentage of revenues was 5.1% in fiscal 2010, as compared to 4.5% in fiscal 2009. The higher interest cost as a percentage of revenue was due to inventory generally being held for a longer period of time, fewer qualifying assets to which interest can be allocated which resulted in higher amounts of capitalized interest allocated to qualifying inventory, and lower average prices of homes delivered. Cost of revenues as a percentage of revenues, excluding impairments and interest, was 79.7% of revenues in fiscal 2010, as compared to 80.2% in fiscal 2009. This decline was primarily due to lower incentives given on homes delivered and lower overhead and closing costs, offset, in part, by higher cost of land, land improvement and house construction costs.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)
SG&A expense decreased by $50.0 million, or 16.0%, in fiscal 2010, as compared to fiscal 2009. As a percentage of revenues, SG&A was 17.6% in fiscal 2010, as compared to 17.8% in fiscal 2009. The reduction in SG&A expense in fiscal 2010, as compared to fiscal 2009, was due primarily to lower compensation and related costs, reduced advertising, promotion and model operating costs, reduced insurance costs and a decrease in the write-off of deferred marketing costs related to closed communities.
INTEREST EXPENSE
Interest incurred on average homebuilding indebtedness in excess of average qualified inventory is charged directly to the statement of operations in the period incurred. Interest expensed directly to the statement of operations in fiscal 2010 was $22.8 million, as compared to $7.9 million in fiscal 2009 due to the lower amounts of qualified inventory.
INCOME (LOSS) FROM UNCONSOLIDATED ENTITIES
We are a participant in several joint ventures and in the Trust and Trust II. We recognize our proportionate share of the earnings and losses from these entities. The trends, uncertainties or other factors that have negatively impacted our business and the industry in general and that are discussed in the “— Overview” section have also impacted the unconsolidated entities in which we have investments. Many of our joint ventures are land development projects or high-rise/mid-rise construction projects and do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, the joint ventures will generally, over a relatively short period of time, generate revenues and earnings until all the assets of the entity are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from quarter to quarter and year to year.

In fiscal 2010, we recognized $23.5 million of income from unconsolidated entities, as compared to a $7.5 million loss in fiscal 2009. The loss in fiscal 2009 included $11.3 million of impairment charges that we recognized on two of our investments in unconsolidated entities. In the fourth quarter of fiscal 2010, we reversed $11.0 million of accrued costs related to litigation against us and an unconsolidated entity in which we had an investment, due to settlement of the litigation for an amount that was less than we had previously estimated.
INTEREST AND OTHER INCOME
Interest and other income were $34.8 million in fiscal 2010 and $41.9 million in fiscal 2009. The decrease in interest and other income in fiscal 2010, as compared to fiscal 2009, was primarily due to declines in fiscal 2010, as compared to fiscal 2009, of $11.2 million of retained customer deposits and $4.4 million in interest income, offset, in part, by an increase in income from ancillary businesses and management fee income in fiscal 2010, as compared to fiscal 2009.
EXPENSES RELATED TO EARLY RETIREMENT OF DEBT
In fiscal 2010, we purchased $45.5 million of our senior notes in open market purchases at various prices and expensed $1.2 million related to the premium/loss paid and other debt redemption costs of our senior notes and the write-off of the unamortized costs related to our old revolving credit facility that was terminated in October 2010.
In fiscal 2009, we redeemed $295.1 million principal amount of senior subordinated notes, conducted a tender offer for $200.0 million principal amount of senior notes and incurred $13.7 million of expenses related to the redemption and the tender offer, representing the call premium, the write-off of unamortized debt issuance costs and costs incurred to complete the tender offer.
LOSS BEFORE INCOME TAX (BENEFIT) PROVISION
In fiscal 2010 and 2009, we reported a loss before income tax (benefit) provision of $117.2 million and $496.5 million, respectively.
INCOME TAX (BENEFIT) PROVISION
In fiscal 2010 and 2009, we recognized an income tax benefit of $113.8 million and an income tax provision of $259.4 million, respectively. Excluding the valuation allowances recognized against our federal and state deferred tax assets in fiscal 2010 and 2009 and recoveries of previously recognized valuation allowances, we recognized a tax benefit in fiscal 2010 and 2009 of $40.7 million and $198.9 million, respectively.
In fiscal 2010 and 2009, we recognized $55.4 million and $458.3 million of valuation allowance, respectively. In addition, in fiscal 2010, we reversed $128.6 million of valuation allowances previously recognized. The decline in the valuation allowances recognized in fiscal 2010, as compared to fiscal 2009, was due primarily to the decline in the amount of inventory impairments and impairments of investments in and advances to unconsolidated entities recognized in fiscal 2010, as compared to fiscal 2009. The reversal of valuation allowances previously recognized in fiscal 2010 is due to our expected recovery of certain deferred tax assets through our ability to carryback fiscal 2010 tax losses to prior years and receive a refund of the applicable federal taxes. The recovery of deferred tax assets principally related to inventory impairments and impairments of investments in and advances to unconsolidated entities recognized for income tax purposes in fiscal 2010 that were recognized for book purposes in prior years. See “— Critical Accounting Policies — Income Taxes — Valuation Allowance”, above, for information regarding the valuation allowances against our net deferred tax assets.

Excluding valuation adjustments, the difference in the effective tax rate for fiscal 2010, as compared to fiscal 2009, was primarily due to: (a) the reversal in fiscal 2010 of $39.5 million of accruals against potential tax assessments, which were no longer needed due to our settlement of various federal and state audits and the expiration of the applicable statute of limitations for federal and state tax purposes, as compared to $77.3 million in fiscal 2009; (b) the recording of $35.6 million of unrecognized tax benefits in fiscal 2010, as compared to $39.5 million in fiscal 2009; (c) the recognition of $9.3 million of interest and penalties in fiscal 2010, as compared to $6.8 million of interest and penalties recognized in fiscal 2009; (d) the recognition of a $3.8 million state tax benefit, before valuation allowance, in fiscal 2010, as compared to a $14.5 million state tax benefit, before valuation allowance, recognized in fiscal 2009; and (e) the loss of tax credits recognized in years prior to fiscal 2009 that were lost due to the elimination of taxable income in those years as a result of the carryback of fiscal 2009 tax losses. The increase in the interest and penalties recognized is due to the increase in number of tax years open to assessment and potential additional taxes due The decline in the state tax benefit is due primarily to the decline in the reported loss in fiscal 2010, as compared to fiscal 2009.
FISCAL 2009 COMPARED TO FISCAL 2008
REVENUES AND COST OF REVENUES
In fiscal 2009, we recognized $1.76 billion of revenues and a net loss of $755.8 million, as compared to $3.15 billion of revenues and a net loss of $297.8 million in fiscal 2008. In fiscal 2009, we recognized inventory and joint venture impairment charges and write-offs of $476.7 million, as compared to $845.6 million of inventory and joint venture impairment charges and write-offs in fiscal 2008. In addition, in fiscal 2009, we recognized $458.3 million of valuation allowances against our federal and state deferred tax assets, as compared to $24.1 million of valuation allowances against our state deferred tax assets in fiscal 2008. See “Critical Accounting Policies: Income Taxes — Valuation Allowance” above for an expanded discussion relating to the valuation allowances recognized.
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
Cost of revenues as a percentage of revenue was 111.2% in fiscal 2009, as compared to 99.1% in fiscal 2008. In fiscal 2009 and 2008, we recognized inventory impairment charges and write-offs of $465.4 million and $645.0 million, respectively. Cost of revenues, excluding inventory impairment charges and write-offs (collectively “home costs”), was 84.7% of revenues in fiscal 2009, as compared to 78.6% in fiscal 2008. The increase in the home costs percentage was due primarily to higher sales incentives on the homes delivered, higher interest costs and a change in the mix of product delivered. Sales incentives as a percentage of revenues were 15.7% in fiscal 2009 and 10.7% in fiscal 2008. Interest cost as a percentage of revenues was 4.5% in fiscal 2009, as compared to 2.8% in fiscal 2008. The higher interest cost percentage in fiscal 2009 was due to inventory generally being held for a longer period of time and fewer qualifying assets to which interest can be allocated, resulting in higher amounts of capitalized interest allocated to qualifying inventory.
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
LOSS FROM UNCONSOLIDATED ENTITIES
We are a participant in several joint ventures and in Toll Brothers Realty Trust (“Trust”) and Toll Brothers Realty Trust II (“Trust II”). We recognize our proportionate share of the earnings and losses from these entities. The trends, uncertainties or other factors that have negatively impacted our business and the industry in general and that are discussed in “— Overview” have also impacted the unconsolidated entities in which we have investments. Many of our joint ventures are land development projects or high-rise/mid-rise construction projects and do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, the joint ventures will generally, over a relatively short period of time, generate revenues and earnings until all the assets of the entity are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from quarter to quarter and year to year.
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
INTEREST AND OTHER INCOME
Interest and other income were $41.9 million and $124.4 million in fiscal 2009 and fiscal 2008, respectively. The decrease in other income in fiscal 2009, as compared to fiscal 2008, was primarily due to a $40.2 million gain recognized in fiscal 2008 on a condemnation judgment in our favor, a $23.0 million decline in interest income in fiscal 2009, as compared to fiscal 2008, a $10.7 million decline in retained customer deposits in fiscal 2009, as compared to fiscal 2008, a $4.4 million decline in income from land sales in fiscal 2009, as compared to fiscal 2008, and a $2.6 million decline in income from ancillary businesses and management fee income in fiscal 2009, as compared to fiscal 2008.
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
We operate in 21 states and are subject to various state tax jurisdictions. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction and our ability to utilize certain tax-saving strategies. Due primarily to a change in our estimate of the allocation of income or loss, as the case may be, among the various state taxing jurisdictions and changes in tax regulations and their impact on our strategies, we estimated that our state income tax rate, net of a 35% federal tax benefit, was 2.9% for fiscal 2009 and 5.9% for fiscal 2008.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been and continues to be provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings and the public debt and equity markets. Prior to fiscal 2008, we used our cash flow from operating activities before inventory additions, bank borrowings and the proceeds of public debt and equity offerings to acquire additional land for new communities, fund additional expenditures for land development, fund construction costs needed to meet the requirements of our backlog, invest in unconsolidated entities, purchase our stock and repay debt.
At October 31, 2010, we had $1.24 billion of cash and cash equivalents and marketable U.S. Treasury and Agency securities on hand and approximately $799.0 million available under our new $885 million revolving credit facility which extends to October 2014. During fiscal 2010, we used available cash to repay a $331.7 million bank term loan and repurchase or redeem $94.0 million of our senior and senior subordinated notes. Since October 31, 2006, we have increased our cash position (including marketable U.S. Treasury and Agency securities) by approximately $604.4 million and reduced debt by approximately $636.8 million.
At October 31, 2010, we had $1.24 billion of cash and cash equivalents and marketable U.S. Treasury and Agency securities on hand, a decrease of $672.0 million compared to October 31, 2009. In fiscal 2010, cash flow used in operating activities was $146.3 million. Cash used in operating activities during fiscal 2010 was primarily used to acquire inventory, collateralize approximately $54.4 million of letters of credit and fund an increase in mortgage loan originations in excess of mortgage loan sales, offset, in part, by cash flow generated from our earnings before inventory impairments, depreciation and amortization. We used $151.4 million of cash in our investing activities in fiscal 2010, primarily for investments in marketable U.S. Treasury and Agency securities and for investments made in our unconsolidated entities. We also used $471.0 million of cash in financing activities in fiscal 2010, principally for the repayment of our $331.7 million bank term loan, $94.0 million for the redemption of senior and senior subordinated notes, and repayment of $103.2 million of other loans payable, offset, in part, by $45.4 million of net borrowings on our mortgage company warehouse loan, $7.6 million of proceeds from stock-based benefit plans and $5.0 million of tax benefits from stock-based compensation.
In fiscal 2009, our cash and cash equivalents and marketable U.S. Treasury securities increased by $275.4 million. In fiscal 2009, cash flow provided by operating activities was $283.2 million. Cash provided by operating activities was primarily generated by a reduction in inventory and the receipt of income tax refunds on previously paid taxes, offset, in part, by the payment of accounts payable and accrued liabilities and income tax payments made for the settlement of previously accrued tax audits. The decreases in inventory, accounts payable and accrued liabilities were primarily due to the decline in our business as previously discussed. We used $132.2 million of cash in our investing activities in fiscal 2009, primarily for investments in marketable U.S. Treasury securities and for investments in our unconsolidated entities. We also generated a net of $23.2 million of cash from financing activities in fiscal 2009, principally from the issuance of an aggregate of $650.0 million principal amount of senior notes in the public debt markets (net proceeds amounted to $635.8 million), $637.0 million of other borrowings (primarily from our mortgage company warehouse loan), and issuance of securities under our stock-based benefit plans and the tax benefits of stock-based compensation, offset, in part, by the redemption of, and tender for, an aggregate of $495.1 million principal amount of senior and senior subordinated notes, $12.0 million of expenses related to such redemption and tender offer, and the repayment of $785.9 million of other borrowings, of which $624.2 million was on our mortgage company warehouse loan.

In fiscal 2008, our cash and cash equivalents increased by $733.2 million to $1.63 billion. Cash flow from operating activities was $826.8 million. Cash flow from operating activities was generated primarily from income before inventory and investment impairment losses, reductions in inventory and a decrease in contracts receivable related to percentage of completion accounting, offset in part by a decrease in accounts payable and accrued expenses (excluding accruals of estimated liabilities to various joint ventures), a decrease in customer deposits and an increase in deferred tax assets. The decreased inventory, contracts receivable, accounts payable and customer deposits were primarily due to the decline in our business as previously discussed. We used $64.6 million of cash flow in investing activities, primarily for additional investments in unconsolidated entities. In addition, we used $29.0 million of cash flow in financing activities, primarily for the repayment of debt, offset in part by cash generated from issuance of securities under our stock-based benefit plans and the tax benefits of stock-based compensation.
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own several years’ supply of home sites, we do not need to buy home sites immediately to replace those which we deliver. In addition, we generally do not begin construction of our single-family detached homes until we have a signed contract with the home buyer, although in the past several years, due to the high cancellation rate of customer contracts and the increase in the number of attached-home communities from which we were operating (all of the units of which are generally not sold prior to the commencement of construction), the number of speculative homes in our inventory increased significantly. Should our business remain at its current level or further decline, we believe that our inventory levels would continue to decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own and as we sell and deliver the speculative homes that are currently in inventory, resulting in additional cash flow from operations. In addition, we might continue to delay or curtail our acquisition of additional land, as we have since the second half of fiscal 2006, which would further reduce our inventory levels and cash needs. At October 31, 2010, we owned or controlled through options approximately 34,852 home sites, as compared to approximately 31,900 at October 31, 2009, 39,800 at October 31, 2008 and approximately 91,200 at April 30, 2006, the high point of our home sites owned and controlled. Of the 34,852 home sites owned or controlled through options at October 31, 2010, we owned 28,891; of our owned home sites, significant improvements were completed on approximately 10,500.
At October 31, 2010, the aggregate purchase price of land parcels under option and purchase agreements was approximately $550.4 million (including $131.2 million of land to be acquired from joint ventures in which we have invested). Of the $550.4 million of land purchase commitments, we had paid or deposited $47.1 million, we will receive a credit for prior investments in joint ventures of approximately $37.3 million and, if we acquire all of these land parcels, we will be required to pay an additional $466.0 million. Of the $466.0 million we would be required to pay, we recorded $77.6 million of this amount in accrued expenses at October 31, 2010. The purchases of these land parcels are scheduled over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
During the past several years, we have had a significant amount of cash invested in either short-term cash equivalents or short-term interest-bearing marketable securities. In addition, we have made a number of investments in unconsolidated entities related to the acquisition and development of land for future home sites or in entities that are constructing or converting apartment buildings into luxury condominiums. Our investment activities related to marketable securities and to investments in and distributions of investments from unconsolidated entities are contained in the “Consolidated Statements of Cash Flows” under “Cash flow used in investing activities.”
In October 2010, we entered into an $885 million revolving credit facility with 12 banks, which extends to October 2014. The facility replaced a $1.89 billion credit facility consisting of a $1.56 billion unsecured revolving credit facility and a $331.7 million term loan facility with 30 banks, which extended to March 17, 2011. Prior to the closing of the new credit facility, we repaid the term loan under the old credit facility from cash on hand. At October 31, 2010, we had no outstanding borrowings under the new credit facility but had outstanding letters of credit of approximately $86.0 million. At October 31, 2010, interest would have been payable on borrowings under our credit facility at 2.50% (subject to adjustment based upon our debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. We are obligated to pay an undrawn commitment fee of 0.50% (subject to adjustment based upon our debt rating and leverage ratios) based on the average daily unused amount of the credit facility. Under the terms of the credit facility, we are not permitted to allow our maximum leverage ratio (as defined in the credit agreement) to exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of approximately $1.88 billion at October 31, 2010. At October 31, 2010, our leverage ratio was approximately 0.19 to 1.00, and our tangible net worth was approximately $2.52 billion. Based upon the minimum tangible net worth requirement, our ability to pay dividends and repurchase our common stock was limited to an aggregate amount of approximately $640 million at October 31, 2010. In addition, at October 31, 2010, we had $54.4 million of letters of credit outstanding with three banks which were not part of our new credit facility; these letters of credit were collateralized by $54.4 million of cash deposits.

In fiscal 2009, we issued $400 million principal amount of 8.91% Senior Notes due 2017 and $250 million principal amount of 6.75% Senior Notes due 2019. We received $635.8 million of aggregate net proceeds from the issuances of these senior notes.
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
In August 2009, TBI Mortgage Company, our wholly-owned mortgage subsidiary, entered into a Master Repurchase Agreement with Comerica Bank, as agent and representative of itself as a buyer and the other buyers named therein. The agreement replaced TBI Mortgage Company’s warehouse credit facility which expired in August 2009. The purpose of the agreement is to finance the origination of mortgage loans by TBI Mortgage Company. The agreement provides for loan purchases up to $75 million, subject to certain sublimits. In addition, the agreement provides for an accordion feature under which TBI Mortgage Company may request that the aggregate commitments under the agreement be increased to an amount up to $100 million. The agreement, as amended, expires on July 28, 2011.
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
CONTRACTUAL OBLIGATIONS
The following table summarizes our estimated contractual payment obligations at October 31, 2010 (amounts in millions):

	2011	2012 - 2013	2014 - 2015	Thereafter	Total
Senior notes (a)	$103.1	$531.7	$702.8	$788.8	$2,126.4
Loans payable (a)	33.5	29.3	5.4	38.9	107.1
Mortgage company warehouse loan (a)	74.8				74.8
Operating lease obligations	11.6	15.9	11.1	13.1	51.7
Purchase obligations (b)	312.9	232.8	38.9	105.2	689.8
Retirement plans (c)	5.1	11.3	10.1	46.0	72.5
Other	0.6	1.0	0.7	0.2	2.5

	$541.6	$822.0	$769.0	$992.2	$3,124.8

(a)	Amounts include estimated annual interest payments until maturity of the debt. Of the amounts indicated, $1.54 billion of the senior notes, $94.5 million of loans payable and $72.4 million of the mortgage company warehouse loan were recorded on the October 31, 2010 Consolidated Balance Sheet.

(b)	Amounts represent our expected acquisition of land under options or purchase agreements and the estimated remaining amount of the contractual obligation for land development agreements secured by letters of credit and surety bonds. Of the total amount indicated, $77.6 million was recorded on the October 31, 2010 Consolidated Balance Sheet.

(c)	Amounts represent our obligations under our deferred compensation and supplemental executive retirement plans. Of the total amount indicated, $44.5 million was recorded on the October 31, 2010 Consolidated Balance Sheet.

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
GEOGRAPHIC SEGMENTS
We operate in four geographic segments around the United States: the North, consisting of Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey and New York; the Mid-Atlantic, consisting of Delaware, Maryland, Pennsylvania and Virginia; the South, consisting of Florida, North Carolina, South Carolina and Texas; and the West, consisting of Arizona, California, Colorado and Nevada. We stopped selling homes in Rhode Island in the first quarter of fiscal 2008 and delivered our last home there in fiscal 2008. Our operations in Rhode Island were immaterial to the North geographic segment. In fiscal 2010, we discontinued the sale of homes in West Virginia and Georgia. The operations of West Virginia and Georgia were immaterial to the Mid-Atlantic and South geographic segments, respectively.
The following tables summarize information related to revenues, gross contracts signed, contract cancellations, net contracts signed and sales incentives provided on units delivered by geographic segment for fiscal years 2010, 2009 and 2008, and information related to backlog and assets by geographic segment at October 31, 2010, 2009 and 2008.
Units Delivered and Revenues:

	2010	2009	2008	2010	2009	2008
	Units	Units	Units	(In millions)	(In millions)	(In millions)
North (a)	774	983	1,300	$407.7	$585.3	$894.4
Mid-Atlantic	876	862	1,443	488.4	492.7	878.6
South (a)	498	544	1,095	264.3	288.2	556.2
West	494	576	905	334.4	389.1	777.1
Other (b)						41.9

	2,642	2,965	4,743	$1,494.8	$1,755.3	$3,148.2

Gross Contracts Signed:

	2010	2009	2008	2010	2009	2008
	Units	Units	Units	(In millions)	(In millions)	(In millions)
North	813	847	1,018	$418.6	$442.8	$616.1
Mid-Atlantic	902	899	1,233	502.5	498.7	708.5
South	551	559	907	297.1	281.6	453.9
West	523	598	762	352.1	402.8	562.9

	2,789	2,903	3,920	$1,570.3	$1,625.9	$2,341.4

Contracts Cancelled:

	2010	2009	2008	2010	2009	2008
	Units	Units	Units	(In millions)	(In millions)	(In millions)
North	68	184	271	$35.2	$136.4	$203.3
Mid-Atlantic	44	102	205	23.4	74.7	144.3
South	39	87	250	21.1	50.5	127.8
West	33	80	267	18.6	59.6	257.8

	184	453	993	$98.3	$321.2	$733.2

Net Contracts Signed:

	2010	2009	2008	2010	2009	2008
	Units	Units	Units	(In millions)	(In millions)	(In millions)
North	745	663	747	$383.4	$306.4	$412.8
Mid-Atlantic	858	797	1,028	479.1	424.0	564.2
South	512	472	657	276.0	231.1	326.1
West	490	518	495	333.5	343.2	305.1

	2,605	2,450	2,927	$1,472.0	$1,304.7	$1,608.2

Contract Cancellation Rates:
(as a percentage of gross contracts signed, based on units and dollars)

	2010	2009	2008	2010	2009	2008
	Units	Units	Units	$	$	$
North	8.4%	21.7%	26.6%	8.4%	30.8%	33.0%
Mid-Atlantic	4.9%	11.3%	16.6%	4.7%	15.0%	20.4%
South	7.1%	15.6%	27.6%	7.1%	17.9%	28.2%
West	6.3%	13.4%	35.0%	5.3%	14.8%	45.8%
Total	6.6%	15.6%	25.3%	6.3%	19.8%	31.3%
Backlog at October 31:

	2010	2009	2008	2010	2009	2008
	Units	Units	Units	(In millions)	(In millions)	(In millions)
North	521	550	870	$259.3	$283.6	$562.5
Mid-Atlantic	475	493	558	284.4	293.6	362.3
South	296	282	354	159.7	148.0	205.1
West	202	206	264	148.7	149.6	195.6

	1,494	1,531	2,046	$852.1	$874.8	$1,325.5

(a)	Excludes deliveries from projects accounted for using the percentage of completion accounting method. Information regarding these deliveries in fiscal 2008 is as follows:

	2008	2008
	Units	(In millions)
North	74	$45.6
South	14	40.5

	88	$86.1

(b)
Represents revenues recognized on projects accounted for using the percentage of completion accounting method. Based upon the current accounting rules and interpretations, we do not believe that any of our current or future communities qualify for percentage of completion accounting.

Sales Incentives:

	2010	2009	2008	2010	2009	2008
	(In millions)	(In millions)	(In millions)	% of Gross Revenues*
North	$42.2	$44.1	$36.0	9.4%	7.0%	3.9%
Mid-Atlantic	83.5	94.7	100.3	14.6%	16.1%	10.2%
South	39.0	42.4	69.7	12.9%	12.8%	11.1%
West	52.7	95.1	126.9	13.6%	19.6%	14.0%

Total	$217.4	$276.3	$332.9	12.7%	13.6%	9.7%

*	Excludes from gross revenues, percentage of completion revenues recognized in fiscal 2008.

Revenues and (Loss) Income Before Taxes:
The following table summarizes by geographic segment total revenues and (loss) income before income taxes for each of the years ended October 31, 2010, 2009 and 2008 ($ amounts in millions):

				(Loss) income before
	Revenues			income taxes
	2010	2009	2008	2010	2009	2008
North (a)	$407.7	$585.3	$931.9	$(4.0)	$(103.3)	$0.9
Mid-Atlantic	488.4	492.7	878.6	31.8	(25.0)	(10.9)
South (b)	264.3	288.2	560.6	(36.3)	(49.4)	(170.0)
West	334.4	389.1	777.1	(13.4)	(209.0)	(190.5)
Corporate and other(c)				(95.3)	(109.8)	(96.3)

Total	$1,494.8	$1,755.3	$3,148.2	$(117.2)	$(496.5)	$(466.8)

(a)	Includes percentage of completion revenues of $37.5 million in fiscal 2008.

(b)	Includes percentage of completion revenues of $4.4 million in fiscal 2008.

(c)
Corporate and other is comprised principally of general corporate expenses such as the offices of the Executive Chairman, Chief Executive Officer and President, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, directly expensed interest, offset in part by interest income and income from our ancillary businesses.

Total Assets:
Total assets for each of the Company’s geographic segments at October 31, 2010, 2009 and 2008 are shown in the table below ($ amounts in millions).

	2010	2009	2008
North	$961.3	$1,009.0	$1,244.7
Mid-Atlantic	1,161.5	1,081.9	1,220.3
South	693.8	573.1	688.0
West	712.4	759.3	1,134.0
Corporate and other	1,642.6	2,211.1	2,299.8

Total	$5,171.6	$5,634.4	$6,586.8

FISCAL 2010 COMPARED TO FISCAL 2009
North
Revenues for the year ended October 31, 2010 were lower than those for the year ended October 31, 2009 by $177.6 million, or 30.3%. The decrease in revenues was attributable to a 21.3% decrease in the number of homes delivered and a 11.5% decrease in the average price of the homes delivered. The decrease in the number of homes delivered in fiscal 2010, as compared to fiscal 2009, was primarily due to our lower backlog at October 31, 2009, as compared to October 31, 2008. The decline in backlog at October 31, 2009, as compared to October 31, 2008, was due primarily to an 11.2% decrease in the number of net contracts signed in fiscal 2009 over fiscal 2008. The decrease in the average price of the homes delivered in the year ended October 31, 2010, as compared to fiscal 2009, was primarily due to a shift in the number of homes delivered to less expensive products and/or locations and higher sales incentives given on the homes delivered in fiscal 2010 as compared to fiscal 2009.
The value of net contracts signed in the year ended October 31, 2010 was $77.0 million, a 25.1% increase from the $306.4 million of net contracts signed during the year ended October 31, 2009. This increase was primarily due to a 12.4% increase in the number of net contracts signed and an 11.4% increase in the average value of each net contract. The increase in the number of net contracts signed in fiscal 2010, as compared to fiscal 2009, was primarily due to a decrease in the number of contracts cancelled in the year ended October 31, 2010, as compared to the year ended October 31, 2009, and an improvement in housing demand in the first two quarters of fiscal 2010, as compared to fiscal 2009. The increase in the average sales price of net contracts signed in fiscal 2010, as compared to fiscal 2009, was primarily attributable to a decrease in cancellations in fiscal 2010 at one of our high-rise communities located in a New Jersey urban market, which had higher average prices than our typical home. The average sales price of gross contracts signed in the year ended October 31, 2010 was $514,800, a 1.5% decrease from the $522,800 average sales price of gross contracts signed during the year ended October 31, 2009.

We reported losses before income taxes of $4.0 million in the year ended October 31, 2010, as compared to $103.3 million in fiscal 2009. The decrease in the loss was primarily due to lower cost of revenues as a percentage of revenues, lower selling, general and administrative expenses in the year ended October 31, 2010, as compared to the year ended October 31, 2009, and $12.7 million of income recognized from unconsolidated entities in fiscal 2010, as compared to $2.5 million of loss recognized from unconsolidated entities in fiscal 2009. Cost of revenues before interest as a percentage of revenues was 89.4% in fiscal 2010, as compared to 107.3% in fiscal 2009. The lower cost of revenues was primarily the result of lower impairment charges in fiscal 2010, as compared to fiscal 2009, partially offset by increased sales incentives given to home buyers on the homes delivered. We recognized inventory impairment charges of $29.4 million in fiscal 2010, as compared to $145.4 million in fiscal 2009. As a percentage of revenues, higher sales incentives increased cost of revenues by approximately 2.1% in the year ended October 31, 2010, as compared to fiscal 2009. The loss from unconsolidated entities in fiscal 2009 included a $6.0 million impairment charge related to one of the unconsolidated entities.
Mid-Atlantic
For the year ended October 31, 2010, revenues were lower than those for fiscal 2009 by $4.3 million, or 0.9%, primarily due to a 2.5% decrease in the average sales price of the homes delivered, offset, in part, by a 1.6% increase in the number of homes delivered. The decrease in the average price of the homes delivered in fiscal 2010, as compared to fiscal 2009, was primarily related to a shift in the number of homes delivered to less expensive products and/or locations. The increase in the number of homes delivered in the year ended October 31, 2010, as compared to the year ended October 31, 2009, was primarily due to a 41.7% increase in the number of gross contracts signed and a decline of 75.8% in the number of contracts canceled in the first three months of fiscal 2010, as compared to the comparable period of fiscal 2009. The increased number of contracts signed early in fiscal 2010 and the reduced number of contracts canceled from that year’s beginning backlog allowed us to deliver more units in fiscal 2010 than in fiscal 2009.
The value of net contracts signed during the year ended October 31, 2010 increased by $55.1 million, or 13.0%, from the year ended October 31, 2009. The increase was due to a 7.7% increase in the number of net contracts signed and a 5.0% increase in the average value of each net contract signed. The increase in the number of net contracts signed was due primarily to a decrease in the number of contracts cancelled in fiscal 2010, as compared to fiscal 2009. The increase in the average value of each net contract signed was primarily due to cancellations of higher priced homes in fiscal 2009, as compared to cancellations of lower priced homes in fiscal 2010.
We reported income before income taxes for the year ended October 31, 2010 of $31.8 million as compared to a loss before income taxes in fiscal 2009 of $25.0 million. The increase in the income before income taxes was primarily due to lower impairment charges and lower selling, general and administrative expenses, in the twelve months ended October 31, 2010, as compared to the twelve months ended October 31, 2009. We recognized inventory impairment charges of $11.0 million in fiscal 2010, as compared to $59.7 million in fiscal 2009.
South
Revenues during the year ended October 31, 2010 were lower than those in fiscal 2009 by $23.9 million, or 8.3%. This decrease was attributable to an 8.5% decrease in the number of homes delivered, offset, in part, by a 0.2% increase in the average price of the homes delivered. The decrease in the number of homes delivered in fiscal 2010, as compared to fiscal 2009, was primarily due to lower backlog at October 31, 2009, as compared to October 31, 2008. The decline in backlog at October 31, 2009, as compared to October 31, 2008, was due primarily to a 28.2% decrease in the number of net contracts signed in fiscal 2009 over fiscal 2008.
In fiscal 2010, the value of net contracts signed increased by $45.0 million, or 19.5%, as compared to fiscal 2009. The increase was attributable to increases of 8.5% and 10.1% in the number and average value of net contracts signed, respectively. The increase in the number of net contracts signed in fiscal 2010, as compared to fiscal 2009, was primarily due to a decrease in the number of contract cancellations from 87 in fiscal 2009 to 39 in fiscal 2010. The increase in the average sales price of net contracts signed was primarily due to a decrease in the number of cancellations in fiscal 2010, as compared to fiscal 2009, which had a higher average sales price, and to a shift in the number of contracts signed to more expensive areas and/or products in fiscal 2010, as compared to fiscal 2009.
We reported losses before income taxes for the years ended October 31, 2010 and 2009 of $36.3 million and $49.4 million, respectively. The decline in the loss before income taxes was primarily due to lower impairment charges and lower selling, general and administrative costs in fiscal 2010, as compared to fiscal 2009, offset, in part, by lower revenues in fiscal 2010, as compared to fiscal 2009. Impairment charges decreased from $52.8 million in the year ended October 31, 2009 to $37.2 million in the year ended October 31, 2010.

West
Revenues in the year ended October 31, 2010 were lower than those in the year ended October 31, 2009 by $54.8 million, or 14.1%. The decrease in revenues was attributable to a 14.2% decrease in the number of homes delivered, offset in part, by a 0.2% increase in the average price of homes delivered. The decrease in the number of homes delivered in fiscal 2010 was primarily attributable to lower backlog at October 31, 2009, as compared to October 31, 2008. The increase in the average price of the homes delivered was primarily due to lower sales incentives given on the homes delivered in fiscal 2010, as compared to fiscal 2009, partially offset, by a shift in the number of homes delivered to less expensive products and/or locations in fiscal 2010, as compared to fiscal 2009.
The value of net contracts signed during the twelve months ended October 31, 2010 decreased $9.7 million, or 2.8%, as compared to fiscal 2009. This decrease was due to a 5.4% decrease in the number of net contracts signed, offset in part, by a 2.7% increase in the average value of each net contract signed. The decrease in the number of net contracts signed was primarily due to a 28% decline in the number of selling communities in fiscal 2010, as compared to fiscal 2009, partially offset by a decrease in the number of contracts canceled in fiscal 2010, as compared to fiscal 2009. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed in more expensive areas and/or product in fiscal 2010, as compared to fiscal 2009.
We reported losses before income taxes in fiscal 2010 of $13.4 million, as compared to $208.9 million in fiscal 2009. The decrease in the loss before income taxes was primarily due to lower impairment charges, lower selling, general and administrative expenses and decreased sales incentives given to home buyers on homes delivered in fiscal 2010, as compared to fiscal 2009, and income of $10.7 million recognized from unconsolidated entities in fiscal 2010, as compared to a $5.0 million loss recognized from unconsolidated entities in fiscal 2009, offset, in part, by a shift in product mix of homes delivered to lower margin product or areas. We recognized inventory impairment charges of $37.7 million and $207.5 million in the years ended October 31, 2010 and 2009, respectively. As a percentage of revenues, lower sales incentives decreased cost of revenues by approximately 5.0% in fiscal 2010, as compared to fiscal 2009. The income from unconsolidated entities in fiscal 2010 included a reversal of $11.0 million of accrued costs related to litigation against us and an unconsolidated entity in which we had an investment, due to settlement of the litigation for an amount that was less than we had previously estimated.
The loss from unconsolidated entities in fiscal 2009 included a $5.3 million impairment charge related to one of the unconsolidated entities.
Corporate and Other
Other loss before income taxes for the year ended October 31, 2010 was $95.2 million, a decrease of $14.6 million from the $109.8 million loss before income taxes reported for the year ended October 31, 2009. This decrease was primarily the result of lower unallocated selling, general and administrative expenses of $22.7 million in fiscal 2010, as compared to fiscal 2009, and an increase of $5.9 million in income from ancillary businesses and management fee income in fiscal 2010, as compared to fiscal 2009, offset, in part, by a $14.9 million increase in interest directly expensed in fiscal 2010, as compared to fiscal 2009, and a $3.3 million decline in interest income in fiscal 2010, as compared to fiscal 2009. Interest expensed directly was $22.8 million and $7.9 million in fiscal 2010 and 2009, respectively. See “Fiscal 2010 Compared to Fiscal 2009 -Interest Expense” for additional information on interest directly expensed.
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

The value of net contracts signed in the year ended October 31, 2009 was $306.4 million, a 26% decline from the $412.8 million of net contracts signed in the year ended October 31, 2008. The number of net contracts signed and the average value of each net contract decreased 11% and 16%, respectively. The decline in the number of net contracts signed in fiscal 2009, as compared to fiscal 2008, was primarily due to the continued slowdown in the housing market, offset, in part, by a decrease in the number of contracts cancelled in fiscal 2009, as compared to fiscal 2008. The decrease in average sales price of net contracts signed was primarily attributable to a shift in the number of contracts signed to less expensive areas and/or products in fiscal 2009 and higher sales incentives given to home buyers in fiscal 2009, as compared to fiscal 2008.
We reported losses before income taxes of $103.3 million in the year ended October 31, 2009, as compared to income before income taxes of $0.9 million in the year ended October 31, 2008. This decrease was primarily due to a decline in revenues and higher cost of revenues as a percentage of revenues in fiscal 2009, as compared to fiscal 2008, partially offset by a $43.6 million decrease in losses from unconsolidated entities in fiscal 2009, as compared to fiscal 2008, and lower selling, general and administrative expenses in fiscal 2009, as compared to fiscal 2008. We recognized inventory impairment charges of $145.4 million during the year ended October 31, 2009, as compared to $112.5 million in the year ended October 31, 2008. Excluding inventory impairment charges, cost of revenues before interest as a percentage of revenues was 79.9% in fiscal 2009, as compared to 73.5% in fiscal 2008. The higher cost of revenues was primarily the result of increased sales incentives given to home buyers on the homes delivered and a shift in product mix of homes delivered to lower margin product or areas. As a percentage of revenues, higher sales incentives increased cost of revenues by approximately 2.8% in fiscal 2009 over the fiscal 2008 percentage.
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
The value of net contracts signed during the year ended October 31, 2009 decreased by $140.2 million, or 25%, from the year ended October 31, 2008. The decline was due to a 22% decrease in the number of net contracts signed and a 3% decrease in the average value of each net contract. The decline in the number of net contracts signed in fiscal 2009, as compared to fiscal 2008, was due primarily to continued weak demand in the housing market, partially offset by a decrease in the number of contracts cancelled in fiscal 2009, as compared to fiscal 2008. The decrease in the average value of each net contract signed in the year ended October 31, 2009, as compared to the year ended October 31, 2008, was primarily due to a shift in the number of contracts signed to less expensive areas and/or products in fiscal 2009, as compared to fiscal 2008.
We reported a loss before income taxes for the year ended October 31, 2009 of $25.0 million, as compared to $10.9 million in fiscal 2008. The increase in the loss was primarily due to a decline in revenues and higher cost of revenues, excluding impairments, as a percentage of revenues in fiscal 2009, as compared to fiscal 2008, partially offset by lower impairment charges and lower selling, general and administrative expenses in fiscal 2009. We recognized inventory impairment charges of $59.7 million and $136.4 million for the years ended October 31, 2009 and 2008, respectively. Cost of revenues, excluding impairment charges and interest, as a percentage of revenues for the years ended October 31, 2009 and 2008 was 79.8% and 75.6%, respectively. The increase in the percentage was primarily due to higher sales incentives given to home buyers on the homes delivered in fiscal 2009, as compared to fiscal 2008. The higher sales incentives in fiscal 2009 increased cost of revenues as a percentage of revenue by approximately 5.1%.
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
We reported a loss before income taxes for the year ended October 31, 2009 of $49.4 million, as compared to $170.0 million for fiscal 2008. The decline in the loss before income taxes in fiscal 2009, as compared to fiscal 2008, was primarily due to a lower cost of revenues as a percentage of total revenues and lower selling, general and administrative expenses in fiscal 2009, as compared to fiscal 2008. Cost of revenues before interest as a percentage of revenues was 99.5% in fiscal 2009, as compared to 116.3% in fiscal 2008. The decreased percentage in fiscal 2009 was primarily due to the reduction in the amount of inventory impairment charges recognized from $200.1 million in fiscal 2008 to $52.8 million in fiscal 2009.
West
Revenues in fiscal 2009 were lower than those in fiscal 2008 by $388.0 million, or 50%. The decrease in revenues was attributable to a 36% decrease in the number of homes delivered and a 21% decrease in the average sales price of the homes delivered. The decrease in the number of homes delivered was primarily attributable to the lower number of homes in backlog at October 31, 2008, as compared to October 31, 2007, which was the result of the number of homes delivered in fiscal 2008 exceeding the number of net signed contracts in fiscal 2008. The decrease in the average price of homes delivered was primarily due to higher sales incentives and a shift in the number of settlements to less expensive products and/or locations in fiscal 2009, as compared to fiscal 2008.
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
We reported a loss before income taxes of $209.0 million for the year ended October 31, 2009, as compared to $190.5 million for fiscal 2008. The increased losses in fiscal 2009, as compared to fiscal 2008, were attributable to lower revenues and higher cost of revenues as a percentage of revenues in fiscal 2009, as compared to fiscal 2008, partially offset by impairment charges related to unconsolidated entities in which we have investments of $5.3 million in fiscal 2009, as compared to $141.3 million in fiscal 2008. We recognized inventory impairment charges of $207.5 million in fiscal 2009, as compared to $196.0 million in fiscal 2008. For fiscal 2009, cost of revenues before impairment charges and interest as a percentage of revenues was 80.2%, as compared to 75.4% in fiscal 2008. The increase in the fiscal 2009 percentage was primarily the result of higher sales incentives given to home buyers on homes delivered and a shift in the product mix of homes delivered to lower margin product or areas in fiscal 2009 as compared to fiscal 2008. The higher sales incentives in fiscal 2009 increased cost of revenues as a percentage of revenue by approximately 5.2%. The West geographic segment benefited from the recognition of $40.2 million of income in the year ended October 31, 2008, attributable to net proceeds received by us from a condemnation award.
Corporate and Other
Other loss before income taxes for the year ended October 31, 2009 was $109.8 million, an increase of $13.5 million from the $96.3 million loss before income taxes reported for the year ended October 31, 2008. This increase was primarily the result of a $23.0 million decline in interest income and a $2.6 million decline in income from ancillary businesses and management fee income in fiscal 2009, as compared to fiscal 2008, interest expense of $7.9 million included in SG&A in fiscal 2009 due to interest on homebuilding indebtedness exceeding the amount eligible for capitalization, and the recognition of a $13.9 million charge in fiscal 2009 in connection with the redemption of $295.1 million of senior subordinated notes and $200.0 million of senior notes, offset, in part, by lower unallocated general and administrative expenses of $32.0 million in fiscal 2009, as compared to fiscal 2008.

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
At October 31, 2010, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value were as follows ($ amounts in thousands):

	Fixed-Rate Debt		Variable-Rate Debt (a)
		Weighted-		Weighted-
		Average		Average
Fiscal Year of		Interest		Interest
Maturity	Amount	Rate (%)	Amount	Rate (%)
2011	$30,405	3.99	$72,517	4.49
2012	15,561	3.41	150	.50
2013	346,288	6.41	150	.50
2014	269,800	4.94	150	.50
2015	300,557	5.15	150	.50
Thereafter	673,344	7.99	12,245	.50
Discount	(10,350)

Total	$1,625,605	6.51	$85,362	3.89

Fair value at October 31, 2010	$1,753,808		$85,362

(a)
Based upon the amount of variable-rate debt outstanding at October 31, 2010 and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $0.9 million per year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the financial statements, listed in Item 15(a)(1) and (2), which appear at pages F-1 through F-46 of this report and which are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Any controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

Our chief executive officer and chief financial officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended October 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table includes information with respect to all persons serving as executive officers as of the date of this Form 10-K. All executive officers serve at the pleasure of our Board of Directors.

Name	Age	Positions
Robert I. Toll	69	Executive Chairman of the Board and Director

Douglas C. Yearley, Jr.	50	Chief Executive Officer and Director

Zvi Barzilay	64	President, Chief Operating Officer and Director

Martin P. Connor	46	Senior Vice President, Chief Financial Officer and Treasurer
Robert I. Toll, with his brother Bruce E. Toll, the Vice Chairman of the Board and a Director of Toll Brothers, Inc., co-founded our predecessors’ operations in 1967. Robert I. Toll served as Chairman of the Board and Chief Executive Officer from our inception until June 2010, when he assumed the new position of Executive Chairman of the Board.
Douglas C. Yearley, Jr. joined us in 1990 as assistant to the Chief Executive Officer with responsibility for land acquisitions. He has been an officer since 1994, holding the position of Senior Vice President from January 2002 until November 2005, the position of Regional President from November 2005 until November 2009, and the position of Executive Vice President from November 2009 until June 2010 when he was promoted to his current position of Chief Executive Officer. Mr. Yearley was elected a Director of Toll Brothers, Inc. in June 2010.
Zvi Barzilay joined us as a project manager in 1980 and has been an officer since 1983. Mr. Barzilay was elected a Director of Toll Brothers, Inc. in 1994. He has held the position of Chief Operating Officer since May 1998 and the position of President since November 1998.

Martin P. Connor joined the Company as Vice President and Assistant Chief Financial Officer in December 2008 and was elected a Senior Vice President in December 2009. Mr. Connor was appointed to his current position of Senior Vice President, Chief Financial Officer and Treasurer in September 2010. From June 2008 to December 2008, Mr. Connor was President of Marcon Advisors LLC, a finance and accounting consulting firm which he founded. From October 2006 to June 2008, Mr. Connor was Chief Financial Officer and Director of Operations for O’Neill Properties, a diversified commercial real estate developer in the Mid-Atlantic area. Prior to October 2006, he spent over 20 years at Ernst & Young LLP as an Audit and Advisory Business Services Partner, responsible for the real estate practice for Ernst & Young LLP in the Philadelphia marketplace. During the period from 1998 to 2005, he served on the Toll Brothers, Inc. engagement.
The other information required by this item will be included in the “Election of Directors” and “Corporate Governance” sections of our Proxy Statement for the 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) and is incorporated herein by reference.
Code of Ethics
The Company has adopted a Code of Ethics for Principal Executive Officer and Senior Financial Officers (“Code of Ethics”) that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions designated by the Company’s Board of Directors. The Code of Ethics is available on the Company’s internet website at www.tollbrothers.com under “investor Relations: Company Information: Corporate Governance.” If the Company were to amend or waive any provision of its Code of Ethics, the Company intends to satisfy its disclosure obligations with respect to any such waiver or amendment by posting such information on its internet website set forth above rather than by filing a Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be included in the “Executive Compensation” section of our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth below, the information required in this item will be included in the “Voting Securities and Beneficial Ownership” section of our 2011 Proxy Statement and is incorporated herein by reference.
The following table provides information as of October 31, 2010 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.
Equity Compensation Plan Information

	Number of securities to		Number of securities
	be issued upon exercise	Weighted-average	remaining available for future
	of outstanding	exercise price	issuance under equity compensation
	options, warrants	of outstanding	plans (excluding securities
	and rights	options, warrants	reflected in column (a))
Plan Category	(in thousands)	and rights	(in thousands)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	14,339	$19.36	8,038

Equity compensation plans not approved by security holders	—	—	—

Total	14,339	$19.36	8,038

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required in this item will be included in the “Corporate Governance and “Certain Transactions” sections of our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required in this item will be included in the “Ratification of the Re-Appointment of Independent Registered Public Accounting Firm” section of the 2011 Proxy Statement and is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Financial Statement Schedules
1. Financial Statements
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

3.2
Certificate of Amendment of the Second Restated Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware, is hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2010.

Exhibit
Number	Description

3.3
By-laws of the Registrant, as Amended and Restated June 11, 2008, are hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2008.

3.4
Amendment to the By-laws of the Registrant, dated as of September 24, 2009, is hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2009.

3.5
Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Stock of the Registrant is hereby incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2009.

3.6
Certificate of Elimination of Series B Junior Participating Preferred Stock of the Registrant filed with the Secretary of State of the State of Delaware on June 18, 2010 is hereby incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2010.

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

4.5
Joint Resolution Adopted by the Board of Directors of Toll Corp. and the Shelf Terms Committee of Toll Brothers, Inc. dated as of January 23, 2001, relating to $200,000,000 principal amount of 8 1/4% Senior Subordinated Notes of Toll Corp. due 2011, guaranteed on a Senior Subordinated basis by the Registrant is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2001.

4.6
Authorizing Resolutions, dated as of November 27, 2001, relating to $150,000,000 principal amount of 8.25% Senior Subordinated Notes of Toll Corp. due 2011, guaranteed on a Senior Subordinated basis by the Registrant is hereby incorporated by reference to Exhibit 4 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 6, 2001.

4.7
Indenture dated as of November 22, 2002 among Toll Brothers Finance Corp., as issuer, the Registrant, as guarantor, and Bank One Trust Company, NA, as Trustee, including form of guarantee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2002.

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

Exhibit
Number	Description

4.10
Authorizing Resolutions, dated as of March 9, 2004, relating to $300,000,000 principal amount of 4.95% Senior Notes of Toll Brothers Finance Corp. due 2014, guaranteed on a senior basis by the Registrant and certain subsidiaries of the Registrant is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2004.

4.11
Authorizing Resolutions, dated as of May 26, 2005, relating to $300,000,000 principal amount of 5.15% Senior Notes of Toll Brothers Finance Corp. due 2015, guaranteed on a senior basis by the Registrant and certain subsidiaries of the Registrant is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2005.

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

Exhibit
Number	Description

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

Exhibit
Number	Description

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

4.35
Registration Rights Agreement dated as of September 3, 2003 by and among Toll Brothers Finance Corp., the Registrant and Citigroup Global Markets, Inc. is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2003.

4.36
Registration Rights Agreement dated as of March 16, 2004 by and among Toll Brothers Finance Corp., the Registrant and Citigroup Global Markets Inc. and each of the other initial purchasers named on Schedule A attached thereto is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2004.

4.37
Registration Rights Agreement dated as of June 2, 2005 by and among Toll Brothers Finance Corp., the Registrant and Citigroup Global Markets Inc. and each of the other initial purchasers named on Schedule A attached thereto is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2005.

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

10.1
Credit Agreement by and among First Huntingdon Finance Corp., the Registrant and the lenders which are parties thereto dated October 22, 2010, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2010.

10.2
Amended and Restated Credit Agreement by and among First Huntingdon Finance Corp., the Registrant and the lenders which are parties thereto dated March 17, 2006, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended January 31, 2010.

10.3 *	Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 1995.

Exhibit
Number		Description

10.4	*
Amendment to the Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) dated May 29, 1996 is hereby incorporated by reference to Exhibit 10.9 the Registrant’s Form 10-K for the fiscal year ended October 31, 1996.

10.5	*
Amendment to the Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) effective March 22, 2001 is hereby incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended July 31, 2001.

10.6	*
Amendment to the Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) effective December 12, 2007 is hereby incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-K for the year ended October 31, 2007.

10.7	*
Toll Brothers, Inc. Stock Incentive Plan (1998) is hereby incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 25, 1998, File No. 333-57645.

10.8	*
Amendment to the Toll Brothers, Inc. Stock Incentive Plan (1998) effective March 22, 2001 is hereby incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended July 31, 2001.

10.9	*
Amendment to the Toll Brothers, Inc. Stock Incentive Plan (1998) effective December 12, 2007 is hereby incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2008.

10.10	*
Stock Award to Robert I. Toll pursuant to the Toll Brothers, Inc. Stock Incentive Plan (1998) is hereby incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended January 31, 2007.

10.11	*
Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007) (amended and restated as of September 17, 2008, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 1 to Toll Brothers, Inc.’s Registration Statement on Form S-8 (No. 333-143367) filed with the Securities and Exchange Commission on October 29, 2008.

10.12	*
Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Non-Employee Directors (2007) (amended and restated as of September 17, 2008) is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 1 to Toll Brothers, Inc.’s Registration Statement on Form S-8 (No. 333-144230) filed with the Securities and Exchange Commission on October 29, 2008.

10.13	*
Form of Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007) is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.

10.14	*
Form of Addendum to Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007) is hereby incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.

10.15	*
Form of Stock Award Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007) is hereby incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.

10.16	*
Form of Restricted Stock Unit Award pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007) is hereby incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-K for the period ended October 31, 2008.

10.17	*
Restricted Stock Unit Award to Robert I. Toll, dated December 19, 2008, pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007) is incorporated by reference to Exhibit 10.20 of the Registrant’s Form 10-K for the period ended October 31, 2008.

Exhibit
Number		Description

10.18	*
Restricted Stock Unit Award to Robert I. Toll, dated December 21, 2009, pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007) is incorporated by reference to Exhibit 10.17 of the Registrant’s Form 10-K for the period ended October 31, 2009.

10.19	*
Form of Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.

10.20	*
Form of Addendum to Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.

10.21	*
Form of Stock Award Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.

10.22
Form of Stock Award Amendment pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended January 31, 2010.

10.23	*	Toll Brothers, Inc. Cash Bonus Plan (amended and restated as of December 9, 2009) is incorporated by reference to Exhibit 10.21 of the Registrant’s Form 10-K for the period ended October 31, 2009.

10.24	*
Toll Brothers, Inc. Executive Officer Cash Bonus Plan, as amended, is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2005.

10.25	*
Toll Brothers, Inc. Senior Officer Bonus Plan is hereby incorporated by reference to Addendum C to Toll Brothers, Inc.’s definitive proxy statement on Schedule 14A for the Toll Brothers, Inc. 2010 Annual Meeting of Stockholders held on March 17, 2010 filed with the Securities and Exchange Commission on February 1, 2010.

10.26	*
Toll Brothers, Inc. Supplemental Executive Retirement Plan (amended and restated effective as of December 12, 2007) is hereby incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended July 31, 2010.

10.27	*
Stock Redemption Agreement between the Registrant and Robert I. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-K for the fiscal year ended October 31, 1995.

10.28	*
Agreement dated May 1, 2005 to Abolish Stock Redemption Agreement between the Registrant and Robert I. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005.

10.29	*
Stock Redemption Agreement between the Registrant and Bruce E. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-K for the fiscal year ended October 31, 1995.

10.30	*
Agreement dated May 1, 2005 to Abolish Stock Redemption Agreement between the Registrant and Bruce E. Toll, dated October 28, 1995, is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005.

10.31	*
Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll regarding Mr. Toll’s resignation and related matters is hereby incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended April 30, 1998.

Exhibit
Number		Description

10.32	*
Consulting and Non-Competition Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll is hereby incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended April 30, 1998.

10.33	*
Amendment to the Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll and to the Consulting and Non-Competition Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2000.

10.34	**	Advisory and Non-Competition Agreement between the Registrant and Bruce E. Toll, dated as of November 1, 2010, is filed herewith.

10.35	*
Advisory and Non-Competition Agreement between the Registrant and Bruce E. Toll, dated as of November 1, 2004, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2005.

10.36	*
Amendment dated as of June 13, 2007 to the Advisory and Non-Competition Agreement, dated as of November 1, 2004, between the Registrant and Bruce E. Toll is hereby incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007.

10.37	*
Amendment dated as of November 24, 2008 to the Advisory and Non-Competition Agreement, dated as of November 1, 2004, between the Registrant and Bruce E. Toll is incorporated by reference to Exhibit 10.43 of the Registrant’s Form 10-K for the period ended October 31, 2008.

10.38	*
Agreement between the Registrant and Joel H. Rassman, dated June 30, 1988, is hereby incorporated by reference to Exhibit 10.8 of Toll Corp.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 9, 1988, File No. 33-23162.

10.39	*
Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008, is incorporated by reference to Exhibit 10.45 of the Registrant’s Form 10-K for the period ended October 31, 2008.

10.40	**	Amendment Number 1 dated November 1, 2010 to the Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008, is filed herewith.

10.41
Form of Indemnification Agreement between the Registrant and the members of its Board of Directors, is hereby incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2009.

10.42	**	Restricted Stock Unit Award to Douglas C. Yearley, Jr., dated December 20, 2010, pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007), is filed herewith.

10.43	**	Restricted Stock Unit Award to Martin P. Connor, dated December 20, 2010, pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007), is filed herewith.

10.44	**	Restricted Stock Unit Award to Robert I. Toll, dated December 20, 2010, pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007), is filed herewith.

12	***	Statement re: Computation of Ratios of Earnings to Fixed Charges.

21	***	Subsidiaries of the Registrant.

23	***	Consent of Independent Registered Public Accounting Firm.

31.1	***	Certification of Douglas C. Yearley, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	***	Certification of Martin P. Connor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	***	Certification of Douglas C. Yearley, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Martin P. Connor pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

101.INS***	XBRL Instance Document

101.SCH***	XBRL Schema Document

101.CAL***	XBRL Calculation Linkbase Document

101.LAB***	XBRL Labels Linkbase Document

101.PRE***	XBRL Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase Document

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

**	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report as is furnished electronically herewith.

***	Furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Horsham, Commonwealth of Pennsylvania on December 22, 2010.

TOLL BROTHERS, INC.

By:	/s/ Douglas C. Yearly, Jr. Douglas C. Yearley, Jr.
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert I. Toll	Executive Chairman of the Board of Directors	December 22, 2010
Robert I. Toll

/s/ Bruce E. Toll	Vice Chairman of the Board and Director	December 22, 2010
Bruce E. Toll

/s/ Douglas C. Yearley, Jr.	Chief Executive Officer and Director	December 22, 2010
Douglas C. Yearley, Jr.	(Principal Executive Officer)

/s/ Zvi Barzilay	President, Chief Operating Officer and Director	December 22, 2010
Zvi Barzilay

/s/ Martin P. Connor	Senior Vice President, Chief Financial Officer	December 22, 2010
Martin P. Connor	and Treasurer (Principal Financial Officer)

/s/ Joseph R. Sicree	Senior Vice President and Chief Accounting	December 22, 2010
Joseph R. Sicree	Officer (Principal Accounting Officer)

/s/ Robert S. Blank	Director	December 22, 2010
Robert S. Blank

/s/ Edward G. Boehne	Director	December 22, 2010
Edward G. Boehne

/s/ Richard J. Braemer	Director	December 22, 2010
Richard J. Braemer

/s/ Christine N. Garvey	Director	December 22, 2010
Christine N. Garvey

/s/ Carl B. Marbach	Director	December 22, 2010
Carl B. Marbach

/s/ Stephen A. Novick	Director	December 22, 2010
Stephen A. Novick

/s/ Paul E. Shapiro	Director	December 22, 2010
Paul E. Shapiro

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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2010.
Our independent registered public accounting firm, Ernst & Young LLP, has issued its report, which is included herein, on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Toll Brothers, Inc.
We have audited Toll Brothers, Inc.’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Toll Brothers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Toll Brothers, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Toll Brothers, Inc. and subsidiaries as of October 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended October 31, 2010 of Toll Brothers, Inc. and subsidiaries and our report dated December 22, 2010 expressed an unqualified opinion thereon.
/s/Ernst & Young LLP
Philadelphia, Pennsylvania
December 22, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Toll Brothers, Inc.
We have audited the accompanying consolidated balance sheets of Toll Brothers, Inc. and subsidiaries as of October 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended October 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toll Brothers, Inc. and subsidiaries at October 31, 2010 and 2009, and the consolidated results of their operations, changes in equity and their cash flows for each of the three years in the period ended October 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Toll Brothers Inc.’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 22, 2010 expressed an unqualified opinion thereon.
/s/Ernst & Young LLP
Philadelphia, Pennsylvania
December 22, 2010

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year ended October 31,
	2010	2009	2008

Revenues	$1,494,771	$1,755,310	$3,148,166

Cost of revenues	1,383,075	1,951,312	3,119,805
Selling, general and administrative	263,224	313,209	429,894
Interest expense	22,751	7,949
Goodwill impairment			3,233

	1,669,050	2,272,470	3,552,932

Loss from operations	(174,279)	(517,160)	(404,766)
Other:
Income (loss) from unconsolidated entities	23,470	(7,518)	(186,393)
Interest and other income	34,830	41,906	124,372
Expenses related to early retirement of debt	(1,208)	(13,693)

Loss before income taxes	(117,187)	(496,465)	(466,787)
Income tax (benefit) provision	(113,813)	259,360	(168,977)

Net loss	$(3,374)	$(755,825)	$(297,810)

Loss per share:
Basic	$(0.02)	$(4.68)	$(1.88)

Diluted	$(0.02)	$(4.68)	$(1.88)

Weighted-average number of shares:
Basic	165,666	161,549	158,730
Diluted	165,666	161,549	158,730
See accompanying notes

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	October 31,
	2010	2009
ASSETS
Cash and cash equivalents	$1,039,060	$1,807,718
Marketable U.S. Treasury and Agency securities	197,867	101,176
Restricted cash	60,906
Inventory	3,241,725	3,183,566
Property, construction and office equipment, net	79,916	70,441
Receivables, prepaid expenses and other assets	97,039	95,774
Mortgage loans receivable	93,644	43,432
Customer deposits held in escrow	21,366	17,653
Investments in and advances to unconsolidated entities	198,442	152,844
Income tax refund recoverable	141,590	161,840

	$5,171,555	$5,634,444

LIABILITIES AND EQUITY
Liabilities
Loans payable	$94,491	$472,854
Senior notes	1,544,110	1,587,648
Senior subordinated notes		47,872
Mortgage company warehouse loan	72,367	27,015
Customer deposits	77,156	88,625
Accounts payable	91,738	79,097
Accrued expenses	570,321	640,221
Income taxes payable	162,359	174,630

Total liabilities	2,612,542	3,117,962

Equity:
Stockholders’ equity
Preferred stock, none issued
Common stock, 166,413 and 164,732 shares issued at October 31, 2010 and 2009, respectively	1,664	1,647
Additional paid-in capital	360,006	316,518
Retained earnings	2,194,456	2,197,830
Treasury stock, at cost - 5 shares and 7 shares at October 31, 2010 and 2009, respectively	(96)	(159)
Accumulated other comprehensive loss	(577)	(2,637)

Total stockholders’ equity	2,555,453	2,513,199
Noncontrolling interest	3,560	3,283

Total equity	2,559,013	2,516,482

	$5,171,555	$5,634,444

See accompanying notes

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

						Accum-
						ulated
						Other
						Compre-
			Additional			hensive	Non-
	Common		Paid-In	Retained	Treasury	Income	Controlling	Total
	Stock		Capital	Earnings	Stock	(Loss)	Interest	Equity
	Shares	$	$	$	$	$	$	$
Balance, November 1, 2007	157,008	1,570	227,561	3,298,925	(425)	(397)	8,011	3,535,245
Net loss				(297,810)				(297,810)
Purchase of treasury stock	(94)	(1)			(1,994)			(1,995)
Exercise of stock options	3,423	34	30,612		2,398			33,044
Impact of adoption of FIN 48				(47,460)				(47,460)
Employee benefit plan issuances	31	1	662					663
Issuance of restricted stock	1		26					26
Stock-based compensation			22,559					22,559
Amortization of unearned compensation			670					670
Deconsolidation of majority-owned joint venture							(8,011)	(8,011)
Other comprehensive income						722		722

Balance, October 31, 2008	160,369	1,604	282,090	2,953,655	(21)	325	—	3,237,653
Net loss				(755,825)				(755,825)
Purchase of treasury stock	(79)	(1)	1		(1,473)			(1,473)
Exercise of stock options	4,415	44	22,954		1,322			24,320
Employee benefit plan issuances	26		486					486
Conversion of restricted stock units to stock	1		35		13			48
Stock-based compensation			10,925					10,925
Issuance of restricted stock			27					27
Formation of majority-owned joint venture							3,283	3,283
Other comprehensive loss						(2,962)		(2,962)

Balance, October 31, 2009	164,732	1,647	316,518	2,197,830	(159)	(2,637)	3,283	2,516,482
Net loss				(3,374)				(3,374)
Purchase of treasury stock	(31)				(588)			(588)
Exercise of stock options	1,684	17	33,638		620			34,275
Employee benefit plan issuances	24		435					435
Conversion of restricted stock units to stock	3		61		31			92
Stock-based compensation			9,332					9,332
Issuance of restricted stock	1		22					22
Other comprehensive income						2,060		2,060
Capital contribution							277	277

Balance, October 31, 2010	166,413	1,664	360,006	2,194,456	(96)	(577)	3,560	2,559,013

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended October 31
	2010	2009	2008
Cash flow (used in) provided by operating activities:
Net loss	$(3,374)	$(755,825)	$(297,810)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	20,044	23,925	28,333
Stock-based compensation	11,677	10,987	23,255
Excess tax benefits from stock-based compensation	(4,954)	(24,817)	(25,780)
Impairments of investments in unconsolidated entities		11,300	200,652
Income from unconsolidated entities	(23,470)	(3,782)	(14,259)
Distributions of earnings from unconsolidated entities	10,297	816	41,937
Deferred tax benefit	60,697	(52,577)	(259,856)
Deferred tax valuation allowances	(60,697)	458,280	24,050
Inventory impairments	115,258	465,411	644,991
Change in fair value of mortgage loans receivable and derivative instruments	(970)
Expenses related to early retirement of debt	1,208	13,693
Goodwill impairment charge			3,233
Deconsolidation of majority-owned joint venture			(31)
Changes in operating assets and liabilities
(Increase) decrease in inventory	(140,344)	489,213	662,769
Origination of mortgage loans	(628,154)	(571,158)	(896,365)
Sale of mortgage loans	579,221	577,263	940,299
Increase in restricted cash	(60,906)
Decrease in contract receivables			46,525
(Increase) decrease in receivables, prepaid expenses and other assets	(3,115)	20,045	18,738
Decrease in customer deposits	(15,182)	(45,706)	(109,110)
Decrease in accounts payable and accrued expenses	(38,598)	(149,065)	(194,427)
Decrease (increase) in income tax refund recoverable	20,250	(161,840)
Increase (decrease) in current income taxes payable	14,828	(22,972)	(10,348)

Net cash (used in) provided by operating activities	(146,284)	283,191	826,796

Cash flow used in investing activities:
Purchase of property and equipment — net	(4,830)	(2,712)	(8,158)
Purchase of marketable securities	(157,962)	(101,324)	(1,468,440)
Sale and redemption of marketable securities	60,000		1,463,487
Investment in and advances to unconsolidated entities	(58,286)	(31,342)	(54,787)
Return of investments in unconsolidated entities	9,696	3,205	3,268

Net cash used in investing activities	(151,382)	(132,173)	(64,630)

Cash flow (used in) provided by financing activities:
Net proceeds from issuance of senior notes		635,765
Proceeds from loans payable	927,233	636,975	994,833
Principal payments of loans payable	(1,316,514)	(785,883)	(1,058,612)
Redemption of senior subordinated notes	(47,872)	(296,503)	(7,000)
Redemption of senior notes	(46,114)	(210,640)
Proceeds from stock-based benefit plans	7,589	22,147	17,982
Excess tax benefits from stock-based compensation	4,954	24,817	25,780
Purchase of treasury stock	(588)	(1,473)	(1,994)
Change in noncontrolling interest	320	(2,000)	3

Net cash (used in) provided by financing activities	(470,992)	23,205	(29,008)

Net (decrease) increase in cash and cash equivalents	(768,658)	174,223	733,158
Cash and cash equivalents, beginning of year	1,807,718	1,633,495	900,337

Cash and cash equivalents, end of year	$1,039,060	$1,807,718	$1,633,495

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
Marketable U.S. Treasury and Agency Securities
Marketable securities, currently consisting of U.S. Treasury and Agency securities, are classified as available-for-sale, and accordingly, are stated at fair value, which is based on quoted market prices. Unrealized gains and losses are excluded from earnings and are reported as other comprehensive income, net of income tax effects.
Restricted Cash
Restricted cash represents cash deposits collateralizing outstanding letters of credit with three banks that were in the Company’s prior bank revolving credit facility that chose not to participate in the Company’s new revolving credit facility and cash deposited into a voluntary employee benefit association to fund certain future employee benefits. The Company expects to replace the letters of credit in fiscal 2011 with new letters of credit to be issued under its new revolving credit facility; once the letters of credit are replaced, the restricted cash related to the letters of credit will be returned to the Company.
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
Property, Construction and Office Equipment
Property, construction and office equipment are recorded at cost and are stated net of accumulated depreciation of $146.3 million and $145.9 million at October 31, 2010 and 2009, respectively. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets.
Mortgage Loans Receivable
Effective November 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” as codified in ASC 825, “Financial Instruments” (“ASC 825”) on a prospective basis for residential mortgage loans it holds for sale. In accordance with the provisions of ASC 825, residential mortgage loans held for sale originated subsequent to November 1, 2008 are measured at fair value. The adoption of ASC 825 for residential mortgage loans held for sale improves the consistency of mortgage loan valuation between the date the borrower locks in the interest rate on the pending mortgage loan and the date of the mortgage loan sale. In addition, the recognition of net origination costs and fees associated with residential mortgage loans originated on or after November 1, 2008 are no longer deferred until the time of sale. There were no required cumulative adjustments to retained earnings because the Company continued to account for residential mortgage loans held for sale originated prior to November 1, 2008 at the lower of cost or market value. The implementation of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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
The Company is also a party to several other joint ventures, effectively owns one-third of the Toll Brothers Realty Trust Group and owns 50% of Toll Brothers Realty Trust II. The Company recognizes its proportionate share of the earnings of these entities.
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
Forfeited customer deposits are recognized in other income in the period in which the Company determines that the customer will not complete the purchase of the home and it has the right to retain the deposit.
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were $9.2 million, $11.5 million and $23.1 million for the years ended October 31, 2010, 2009 and 2008, respectively.
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
Stock-Based Compensation
The Company accounts for its stock-based compensation in accordance with ASC 718, “Compensation — Stock Compensation” (“ASC 718”). The option pricing models used are designed to estimate the value of options that, unlike employee stock options and restricted stock units, can be traded at any time and are transferable. In addition to restrictions on trading, employee stock options and restricted stock units may include other restrictions such as vesting periods. Further, such models require the input of highly subjective assumptions, including the expected volatility of the stock price.
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
If a tax position does not meet the “more-likely-than-not” recognition threshold, despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the statements of operations and the Company is required to accrue potential interest and penalties until the uncertainty is resolved. Potential interest and penalties are recognized as a component of the provision for income taxes which is consistent with the Company’s historical accounting policy. Differences between amounts taken in a tax return and amounts recognized in the financial statements are considered unrecognized tax benefits. The Company believes that it has a reasonable basis for each of its filing positions and intends to defend those positions if challenged by the IRS or another taxing jurisdiction. If the IRS or other taxing authorities do not disagree with the Company’s position, and after the statute of limitations expires, the Company will recognize the unrecognized tax benefit in the period that the uncertainty of the tax position is eliminated.
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

Noncontrolling Interest
The Company has a 67% interest in an entity that is developing land. The financial statements of this entity are consolidated in the Company’s consolidated financial statements. The amount shown in the Company’s consolidated balance sheet under “Noncontrolling interest” represents the noncontrolling interest attributable to the 33% minority interest not owned by the Company.
Geographic Segment Reporting
The Company has determined that its home building operations operate in four geographic segments: North, Mid-Atlantic, South and West. The states comprising each geographic segment are as follows:

North:	Connecticut, Illinois, Massachusetts, Michigan, Minnesota,
New Jersey, and New York

Mid-Atlantic:	Delaware, Maryland, Pennsylvania, Virginia and West Virginia

South:	Florida, Georgia, North Carolina, South Carolina and Texas

West:	Arizona, California, Colorado and Nevada
The Company stopped selling homes in Rhode Island in the first quarter of fiscal 2008 and delivered its last home there in fiscal 2008. The operations in Rhode Island were immaterial to the North geographic segment. In fiscal 2010, the Company discontinued the sale of homes in West Virginia and Georgia. At October 31, 2010, the Company had no backlog in West Virginia and Georgia. The operations in West Virginia and Georgia were immaterial to the Mid-Atlantic and South geographic segments, respectively.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” as codified in ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 provides guidance for using fair value to measure assets and liabilities. ASC 820 also responds to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The Company adopted ASC 820 with respect to financial instruments effective for its fiscal year beginning November 1, 2008. See Note 11, “Fair Value Disclosures,” for information concerning the adoption of ASC 820. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 (“FSP 157-2”) (codified in ASC 820) which delayed the effective date of ASC 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 applies to, but is not limited to, long-lived assets (asset groups) measured at fair value for an impairment assessment (i.e., inventory impairment assessments). FSP 157-2 deferred the effective date of ASC 820 for nonfinancial assets and nonfinancial liabilities for the Company to November 1, 2009. The adoption of ASC 820 related to nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
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
In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosure about Fair Value Measurements,” (“ASU 2010-6”), which amends ASC 820 to increase disclosure requirements regarding recurring and non-recurring fair value measurements. The Company adopted ASU 2010-6 as of February 1, 2010, except for the disclosures about Level 3 fair value disclosures which will be effective for the Company on November 1, 2011. The adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
Reclassification
In accordance with ASC 810, the Company has reclassified the minority interest in a consolidated entity to equity. The presentation of certain other prior period amounts have been reclassified to conform to the fiscal 2010 presentation.
2. Inventory
Inventory at October 31, 2010 and 2009 consisted of the following (amounts in thousands):

	2010	2009
Land controlled for future communities	$31,899	$60,611
Land owned for future communities	923,972	775,083
Operating communities	2,285,854	2,347,872

	$3,241,725	$3,183,566

Operating communities include communities offering homes for sale, communities that have sold all available home sites but have not completed delivery of the homes, communities that were previously offering homes for sale but are temporarily closed due to business conditions or non-availability of improved home sites and that are expected to reopen within twelve months of the end of the fiscal year being reported on, and communities preparing to open for sale. Communities that were previously offering homes for sale but are temporarily closed due to business conditions that do not have any remaining backlog and are not expected to reopen within twelve months of the end of the fiscal period being reported on have been classified as land owned for future communities. At October 31, 2010, the Company included $78.1 million of inventory related to 13 temporarily closed communities in operating communities and $212.9 million related to 36 temporarily closed communities in land owned for future communities. At October 31, 2009, the Company included $91.5 million of inventory related to 16 temporarily closed communities in operating communities and $75.9 million related to 16 temporarily closed communities in land owned for future communities.

The value attributable to operating communities includes the cost of homes under construction, land and land development costs, the carrying cost of home sites in current and future phases of these communities and the carrying cost of model homes.
During fiscal 2010, the Company reclassified $18.7 million of inventory related to two non-equity golf course facilities to property, construction and office equipment. The $18.7 million was reclassified due to the completion of construction of the facilities and the substantial completion of the master planned communities of which the golf facilities are a part.
The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable in each of the three fiscal years ended October 31, 2010, 2009 and 2008 as shown in the table below (amounts in thousands).

	2010	2009	2008
Land controlled for future communities	$6,069	$28,518	$101,466
Land owned for future communities	55,700	169,488	144,450
Operating communities	53,489	267,405	399,075

	$115,258	$465,411	$644,991

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

		Impaired Communities
			Fair Value of
			Communities
	Number of		Net of
	Communities	Number of	Impairment	Impairment
Three months ended:	Tested	Communities	Charges	Charges
Fiscal 2010:
January 31	260	14	$60.5	$22.8
April 30	161	7	$53.6	15.0
July 31	155	7	$21.5	6.6
October 31	144	12	$39.2	9.1

				$53.5

Fiscal 2009:
January 31	289	41	$216.2	$108.3
April 30	288	36	$181.8	67.4
July 31	288	14	$67.7	46.8
October 31	254	21	$116.4	44.9

				$267.4

Fiscal 2008:
January 31	211	36	$328.2	$134.3
April 30	297	39	$272.2	121.0
July 31	296	18	$144.5	59.9
October 31	270	37	$198.2	83.9

				$399.1

At October 31, 2010, the Company evaluated its land purchase contracts to determine if any of the selling entities were variable interest entities (“VIEs”) and, if they were, whether the Company was the primary beneficiary of any of them. Under these land purchase contracts, the Company does not possess legal title to the land and its risk is generally limited to deposits paid to the sellers; the creditors of the sellers generally have no recourse against the Company. At October 31, 2010, the Company had determined that 32 land purchase contracts, with an aggregate purchase price of $250.1 million, on which it had made aggregate deposits totaling $12.6 million, were VIEs, and that it was not the primary beneficiary of any VIE related to its land purchase contracts.
Interest incurred, capitalized and expensed in each of the three fiscal years ended October 31, 2010, 2009 and 2008 was as follows (amounts in thousands):

	2010	2009	2008
Interest capitalized, beginning of year	$259,818	$238,832	$215,571
Interest incurred	114,975	118,026	116,340
Interest expensed to cost of revenues	(75,876)	(78,661)	(87,866)
Interest directly expensed to statement of operations	(22,751)	(7,949)
Write-off against other income	(8,369)	(10,116)	(1,434)
Interest reclassified to property, construction and office equipment	(519)
Capitalized interest applicable to inventory transferred to joint ventures		(314)	(3,779)

Interest capitalized, end of year	$267,278	$259,818	$238,832

During fiscal 2010 and 2009, the Company sold non-strategic inventory for $22.5 million and $47.7 million, respectively and recognized income of $0.9 million in fiscal 2010 and a loss of $0.1 million in fiscal 2009. The net gain/loss, including the related capitalized interest, is included in interest and other income in the Company’s Consolidated Statements of Operations for fiscals 2010 and 2009.
Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. The amounts included in the table directly above reflect the gross amount of capitalized interest without allocation of any impairment charges recognized. The Company estimates that, had inventory impairment charges been allocated on a pro rata basis to the individual components of inventory, capitalized interest at October 31, 2010, 2009 and 2008 would have been reduced by approximately $53.3 million, $57.5 million and $42.2 million, respectively.
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
The Company has investments in, and advances to, a number of joint ventures with unrelated parties to develop land (“Development Joint Ventures”). Some of these Development Joint Ventures develop land for the sole use of the venture participants, including the Company, and others develop land for sale to the joint venture participants and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites by Development Joint Ventures to other builders. With regard to home sites the Company purchases from the Development Joint Ventures, the Company reduces its cost basis in those home sites by its share of the earnings on the home sites. At October 31, 2010, the Company had approximately $58.6 million, net of impairment charges, invested in or advanced to Development Joint Ventures. In addition, the Company has a funding commitment of $3.5 million to one Development Joint Venture, should an additional investment in that venture be required.

As of October 31, 2010, the Company had recognized cumulative impairment charges in connection with its current Development Joint Ventures of $178.9 million. These impairment charges are attributable to investments in certain Development Joint Ventures that the Company did not believe were fully recoverable. The Company did not recognize any impairment charges in connection with the Development Joint Ventures in fiscal 2010. The Company recognized impairment charges in connection with its Development Joint Ventures of $5.3 million and $114.3 million in fiscal 2009 and 2008, respectively.
At October 31, 2010, the Development Joint Ventures had aggregate loan commitments of $1.07 billion and had approximately $1.07 billion borrowed against these commitments, net of amounts related to the foreclosure discussed below. These loans are non-recourse to the Company; however, with respect to loans obtained by some of the Development Joint Ventures, the Company executed completion guarantees and conditional repayment guarantees. The obligations under such completion guarantees and conditional repayment guarantees are several and not joint, and are limited to the Company’s pro-rata share of the loan obligations of each such Development Joint Venture.
In October 2008, the lending syndicate for one of the Development Joint Ventures completed a foreclosure on the land owned by that Development Joint Venture and filed a lawsuit against its members, including the parent companies of the members, seeking to recover damages under the completion guarantees. As noted above, each of the completion guarantees delivered by the members of that Development Joint Venture is several and not joint; therefore, the liability of the Company is limited to the Company’s pro-rata share of damages, if any, awarded under such completion guarantees. In November 2010, the parties reached an agreement in principle to settle the litigation.
In December 2008, the lending syndicate for another Development Joint Venture filed separate lawsuits against the members of the Development Joint Venture and their parent companies, seeking to recover damages under the completion guarantees and damages allegedly caused by the venture’s failure to repay the lenders. In December 2010, three of the lenders in this syndicate filed an involuntary bankruptcy petition against this joint venture entity. The Company does not believe that this alleged Development Joint Venture default and related lawsuit and the involuntary bankruptcy petition against this joint venture entity, will have a material impact on the Company’s results of operations, cash flows and financial condition.
The Company is a participant with an unrelated party in a Development Joint Venture which owns land within a master planned community. The Company contributed $5.7 million of cash to this joint venture and the other party contributed $4.7 million of cash and $1.0 million of impact fee credits. The Company sold land to this joint venture and received a cash payment of $8.3 million and the rights to the $1.0 million of impact fee credits, the estimated fair value of the land.
The Company estimates that, at October 31, 2010, the maximum liability, if any, under the joint venture completion guarantees and conditional repayment guarantees, including such completion guarantees and conditional repayment guarantees that are the subject of the litigation matters described above (net of amounts that the Company has accrued), is approximately $57.8 million.
Planned Community Joint Ventures
The Company is a participant in a joint venture with an unrelated party to develop a single master planned community (the “Planned Community Joint Venture”). In fiscal 2009, the Company and the other participant each contributed assets with an agreed-upon fair value of $48.0 million, including $3.0 million of cash. At October 31, 2010, the Company had an investment of $51.7 million in this Planned Community Joint Venture. At October 31, 2010, each participant had agreed to contribute additional funds up to $8.3 million if required. If a participant fails to make a required capital contribution, the other participant may make the additional contribution and diminish the non-contributing participant’s ownership interest.
Condominium Joint Ventures
At October 31, 2010, the Company had an aggregate of $47.6 million of investments in four joint ventures with unrelated parties to develop luxury condominium projects, including for-sale residential units and commercial space (“Condominium Joint Ventures”). At October 31, 2010, the Condominium Joint Ventures had aggregate loan commitments of $202.8 million, against which approximately $184.2 million had been borrowed. At October 31, 2010, the Company had guaranteed $10.0 million of the loans and other liabilities of these Condominium Joint Ventures.
As of October 31, 2010, the Company had recognized cumulative impairment charges against its investments in the Condominium Joint Ventures and its pro-rata share of impairment charges recognized by these Condominium Joint Ventures in the amount of $63.9 million. The Company did not recognize any impairment charges in connection with its Condominium Joint Ventures in fiscal 2010; however; it recognized $6.0 million and $57.9 million of impairment charges in fiscal 2009 and 2008, respectively. At October 31, 2010, the Company did not have any commitments to make contributions to any Condominium Joint Venture in excess of those that the Company already has accrued.

Structured Asset Joint Venture
In July 2010, the Company invested $29.1 million in a joint venture in which it is a 20% participant with two unrelated parties to purchase a 40% interest in an entity that owns and controls a portfolio of loans and real estate (“Structured Asset Joint Venture”). At October 31, 2010, the Company had an investment of $29.3 million in this Structured Asset Joint Venture. At October 31, 2010, the Company did not have any commitments to make additional contributions to the joint venture and has not guaranteed any of the joint ventures liabilities. If the joint venture needs additional capital and a participant fails to make a requested capital contribution, the other participant may make a contribution in consideration for a preferred return or may make the additional capital contribution and diminish the non-contributing participant’s ownership interest.
Toll Brothers Realty Trust II
In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust II (“Trust II”) to be in a position to take advantage of commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by an affiliate of PASERS. At October 31, 2010, the Company had an investment of $11.2 million in Trust II. Prior to the formation of Trust II, the Company used Toll Brothers Realty Trust (the “Trust”) to invest in commercial real estate opportunities. (See Note 16, “Related Party Transactions”, for additional information regarding the Trust.)
General
At October 31, 2010, the Company had accrued $88.1 million of its aggregate exposure with respect to Development Joint Ventures, the Planned Community Joint Venture, Condominium Joint Ventures and the Structured Asset Joint Venture. The Company’s investments in these entities are accounted for using the equity method. The Company recognized $11.3 million and $200.7 million of impairment charges related to its investments in and advances to unconsolidated entities in fiscal 2009 and 2008, respectively. The Company did not recognize any impairment charges related to its investments in and advances to unconsolidated entities in fiscal 2010. Impairment charges related to these entities are included in “Income (loss) from unconsolidated entities” in the Company’s Consolidated Statements of Operations. In the fourth quarter of fiscal 2010, the Company reversed $11.0 million of accrued costs recognized in its 2008 fiscal year related to litigation against the Company and one of its unconsolidated entities. An agreement in principle to settle the litigation was reached for an amount that was less than the Company had previously estimated.
4. Goodwill Impairment
Intangible assets, including goodwill, that are not subject to amortization are tested for impairment and possible write-down. Due to the continued decline of the Company’s markets located in its North, South and West geographic segments, the Company re-evaluated the carrying value of goodwill that resulted from several acquisitions in accordance with ASC 350, “Intangibles - Goodwill and Other”. The Company estimated the fair value of its assets in these markets including goodwill. Fair value was determined based on the discounted future cash flow expected to be generated in these markets. Based upon this evaluation the Company determined that the related goodwill was impaired. The Company recognized a $3.2 million impairment charge in fiscal 2008. After recognizing this charge, the Company does not have any goodwill remaining.
5. Credit Facility, Loans Payable, Senior Notes, Senior Subordinated Notes and Mortgage Company Warehouse Loan
Credit Facility
On October 22, 2010, the Company entered into an $885 million revolving credit facility (“New Credit Facility”) with 12 banks, which extends to October 2014. The New Credit Facility replaced a $1.89 billion credit facility consisting of a $1.56 billion unsecured revolving credit facility and a $331.7 million term loan facility (collectively, the “Old Credit Facility”) with 30 banks, which extended to March 17, 2011. Prior to the closing of the New Credit Facility, the Company repaid the term loan under the Old Credit Facility from cash on hand.

At October 31, 2010, the Company had no outstanding borrowings under the New Credit Facility but had outstanding letters of credit of approximately $86.0 million. At October 31, 2010, interest would have been payable on borrowings under the New Credit Facility at 2.50% (subject to adjustment based upon the Company’s debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. Under the terms of the New Credit Facility, the Company is not permitted to allow its maximum leverage ratio (as defined in the credit agreement) to exceed 1.75 to 1.00 and is required to maintain a minimum tangible net worth (as defined in the New Credit Facility agreement) of approximately $1.88 billion at October 31, 2010. At October 31, 2010, the Company’s leverage ratio was approximately 0.19 to 1.00 and its tangible net worth was approximately $2.52 billion. Based upon the minimum tangible net worth requirement, the Company’s ability to pay dividends and repurchase its common stock was limited to an aggregate amount of approximately $640 million at October 31, 2010. The Company is obligated to pay an undrawn commitment fee of 0.50% (subject to adjustment based upon the Company’s debt rating and leverage ratios) based on the average daily unused amount of the facility.
Loans Payable
Loans payable at October 31, 2010 and 2009 consisted of the following (amounts in thousands):

	2010	2009
Term loan of the Old Credit Facility		$331,667
Other	$94,491	141,187

	$94,491	$472,854

The Company had $94.5 million of loans payable at October 31, 2010, which represent purchase money mortgages on properties the Company has acquired that the seller has financed and various revenue bonds that were issued by government entities on behalf of the Company to finance community infrastructure and the Company’s manufacturing facilities. The weighted average interest rate on these loans was 3.75% at October 31, 2010 and ranged from 0.50% to 8.00%. At October 31, 2010, $93.0 million of loans payable was secured by assets of approximately $257.6 million.
Senior Notes
At October 31, 2010 and 2009, the Company’s senior notes consisted of the following (amounts in thousands):

	2010	2009
6.875% Senior Notes due November 15, 2012	$194,865	$194,865
5.95% Senior Notes due September 15, 2013	141,635	155,135
4.95% Senior Notes due March 15, 2014	267,960	300,000
5.15% Senior Notes due May 15, 2015	300,000	300,000
8.91% Senior Notes due October 15, 2017	400,000	400,000
6.75% Senior Notes due November 1, 2019	250,000	250,000
Bond discount	(10,350)	(12,352)

	$1,544,110	$1,587,648

The senior notes are the unsecured obligations of Toll Brothers Finance Corp., a 100%-owned subsidiary of the Company. The payment of principal and interest is fully and unconditionally guaranteed, jointly and severally, by the Company and a majority of its home building subsidiaries (together with Toll Brothers Finance Corp., the “Senior Note Parties”). The senior notes rank equally in right of payment with all the Senior Note Parties’ existing and future unsecured senior indebtedness, including the New Credit Facility. The senior notes are structurally subordinated to the prior claims of creditors, including trade creditors, of the subsidiaries of the Company that are not guarantors of the senior notes. The senior notes are redeemable in whole or in part at any time at the option of the Company, at prices that vary based upon the then-current rates of interest and the remaining original term of the notes.
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

The Company has repurchased, and may from time to time in the future repurchase, its senior notes in the open market or otherwise. In fiscal 2010, the Company purchased $45.5 million of its senior notes in open market purchases at various prices and expensed $1.2 million related to the premium/loss paid and other debt redemption costs.
On October 8, 2009, the Company, through Toll Brothers Finance Corp., completed a tender offer for $105.1 million principal amount of its 6.875% Senior Notes due 2012, and for $94.9 million principal amount of its 5.95% Senior Notes due 2013 and recognized a charge of $11.6 million representing the tender premium, the write-off of unamortized debt issuance costs and the tender offer costs associated with both series of notes.
Senior Subordinated Notes
At October 31, 2009, the Company’s only outstanding senior subordinated notes consisted of $47.9 million of 8.25% Senior Subordinated Notes due December 1, 2011. On December 1, 2009, the Company redeemed the remaining $47.9 million outstanding principal amount of its Toll Corp. 8.25% Senior Subordinated Notes due December 2011 at a cash redemption price of 100.0% of the principal amount plus accrued and unpaid interest on December 1, 2009.
In fiscal 2009, the Company redeemed all of the remaining $193.0 million outstanding principal amount of its Toll Corp. 8 1/4% Senior Subordinated Notes due February 2011 and redeemed or repurchased in open market transactions $102.1 million of principal amount of its Toll Corp. 8.25% Senior Subordinated Notes due December 2011. In fiscal 2009, the Company recognized a charge of $2.1 million representing the write-off of unamortized debt issuance costs associated with both series of notes and the call premium on the 8.25% Senior Subordinated Notes due December 2011.
In fiscal 2008, the Company purchased $7.0 million principal amount of its Toll Corp. 8 1/4% Senior Subordinated Notes due February 2011 through open-market purchases for $6.8 million.
The senior subordinated notes were the unsecured obligations of Toll Corp., a 100%-owned subsidiary of the Company; were guaranteed on a senior subordinated basis by the Company; were subordinated to all existing and future senior indebtedness of the Company; and were structurally subordinated to the prior claims of creditors, including trade creditors, of the Company’s subsidiaries other than Toll Corp. The indentures governing these notes restricted certain payments by the Company, including cash dividends and repurchases of Company stock.
Mortgage Company Loan Facilities
In August 2009, TBI Mortgage Company (“TBI Mortgage”), the Company’s wholly-owned mortgage subsidiary, entered into a Master Repurchase Agreement with Comerica Bank, as agent and representative of itself as a buyer and the other buyers named therein (the “Repurchase Agreement”). The Repurchase Agreement replaced TBI Mortgage’s previous warehouse credit facility which expired on August 13, 2009. The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by TBI Mortgage and it is accounted for as a secured borrowing under ASC 860. The Repurchase Agreement provides for loan purchases up to $75 million, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $100 million. The Repurchase Agreement, as amended, expires on July 28, 2011 and bears interest at LIBOR plus 2.5%, with a minimum rate of 4.50%. Borrowings under this facility are included in the fiscal 2011 maturities.
At October 31, 2010 and 2009, there were $72.4 million and $27.0 million, respectively, outstanding under the Repurchase Agreement, which are included in liabilities in the accompanying consolidated balance sheets. At October 31, 2010 and 2009, amounts outstanding under the Repurchase Agreement are collateralized by $93.6 million and $43.4 million, respectively, of mortgage loans held for sale, which are included in assets in the Company’s balance sheets. As of October 31, 2010, there were no aggregate outstanding purchase price limitations reducing the amount available to TBI Mortgage. There are several restrictions on purchased loans under the Repurchase Agreement, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement.
General
As of October 31, 2010, the annual aggregate maturities of the Company’s loans and notes during each of the next five fiscal years are: 2011 — $102.9 million; 2012 — $15.7 million; 2013 — $346.4 million; 2014 — $270.0 million; and 2015 — $300.7 million.

6. Accrued Expenses
Accrued expenses at October 31, 2010 and 2009 consisted of the following (amounts in thousands):

	2010	2009
Land, land development and construction	$110,301	$132,890
Compensation and employee benefit	95,107	90,828
Insurance and litigation	143,421	165,343
Commitments to unconsolidated entities	88,121	107,490
Warranty	45,835	53,937
Interest	26,998	27,445
Other	60,538	62,288

	$570,321	$640,221

The Company accrues expected warranty costs at the time each home is closed and title and possession have been transferred to the home buyer. Changes in the warranty accrual during fiscal 2010, 2009 and 2008 were as follows (amounts in thousands):

	2010	2009	2008
Balance, beginning of year	$53,937	$57,292	$59,249
Additions — homes closed during the year	9,147	10,499	20,116
Additions (reductions) to accruals for homes closed in prior years	(4,684)	1,697	(585)
Charges incurred	(12,565)	(15,551)	(21,488)

Balance, end of year	$45,835	$53,937	$57,292

7. Income Taxes
A reconciliation of the Company’s effective tax rate from the federal statutory tax rate for the fiscal years ended October 31, 2010, 2009 and 2008 is set forth below (amounts in thousands).

	2010		2009		2008
	$	%*	$	%*	$	%*
Federal tax (benefit) provision at statutory rate	(41,015)	35.0	(173,763)	35.0	(163,375)	35.0
State taxes, net of federal benefit	(3,809)	3.3	(14,522)	2.9	(27,307)	5.9
Reversal of expiring state tax provisions	(39,485)	33.7	(77,337)	15.6	(5,558)	1.2
Accrued interest on anticipated tax assessments	9,263	(7.9)	6,828	(1.4)	7,250	(1.6)
Increase in unrecognized tax benefits	35,575	(30.3)	39,500	(8.0)
Valuation allowance — recognized	55,492	(47.4)	458,280	(92.3)	24,050	(5.1)
Valuation allowance — reversed	(128,640)	109.7
Non-taxable earnings					(3,943)	0.8
Reversal (benefit) from tax credits			10,000	(2.0)
Other	(1,194)	1.0	10,374	(2.1)	(94)

Tax provision (benefit)	(113,813)	97.1	259,360	(52.3)	(168,977)	36.2

*	Due to rounding, amounts may not add.
The Company currently operates in 19 states and is subject to various state tax jurisdictions. The Company estimates its state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction and the Company’s ability to utilize certain tax-saving strategies. Due primarily to a change in the Company’s estimate of the allocation of income or loss, as the case may be, among the various taxing jurisdictions and changes in tax regulations and their impact on the Company’s tax strategies, the Company’s estimated rate for state income taxes was 5.0% for fiscal 2010, 4.5% for fiscal 2009 and 9.0% for fiscal 2008.

The (benefit) provision for income taxes for each of the fiscal years ended October 31, 2010, 2009 and 2008 is set forth below (amounts in thousands).

	2010	2009	2008
Federal	$(67,318)	$333,311	$(168,068)
State	(46,495)	(73,951)	(909)

	$(113,813)	$259,360	$(168,977)

Current	$(156,985)	$(229,003)	$39,144
Deferred	43,172	488,363	(208,121)

	$(113,813)	$259,360	$(168,977)

A reconciliation of the change in the unrecognized tax benefits for the years ended October 31, 2010, 2009 and 2008 is set forth below (amounts in thousands).

	2010	2009	2008
Balance, beginning of year	$171,366	$320,679
Adoption of FIN 48			$364,300
Increase in benefit as a result of tax positions taken in prior years	14,251	11,000	12,340
Increase in benefit as a result of tax positions taken in current year	15,675	47,500	22,237
Decrease in benefit as a result of settlements		(138,333)	(56,748)
Decrease in benefit as a result of lapse of statute of limitation	(40,846)	(69,480)	(21,450)

Balance, end of year	$160,446	$171,366	$320,679

During fiscal 2010, the Company recorded a benefit for the reversal of federal and state income taxes due to the expiration of statutes of limitations, as well as the filing of a number of required amended state returns based on final IRS audits, offset by new reserve requirements for fiscal 2009 filings and estimates for fiscal 2010.
During fiscal 2009, the Company reached final settlement of its federal tax returns for fiscal years through 2006, State of California tax returns for fiscal years through 2006, and State of New Jersey and State of Arizona tax returns for fiscal years through 2007. The federal and state settlements resulted in a reduction in the Company’s unrecognized tax benefits. The state impact of any amended federal return remains subject to examination by various states for a period of up to one year after formal notification of such amendments is made to the states. The Company’s and its subsidiaries’ fiscal 2007 and 2008 federal income tax returns and various state and other income tax returns are in the process of examination or administrative appeal.
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
During fiscal 2010, 2009 and 2008, the Company recognized in its tax provision (benefit), before reduction for applicable taxes, potential interest and penalties of approximately $14.3 million, $11.0 million and $12.5 million, respectively. At October 31, 2010, 2009 and 2008, the Company had accrued potential interest and penalties, before reduction of applicable taxes, of $39.2 million, $39.8 million and $142.2 million, respectively; these amounts were included in “Income taxes payable” on the Company’s Consolidated Balance Sheets. The decrease in the October 31, 2009 accrued interest and penalty balance, as compared to the October 31, 2008 balance, relates primarily to the payment of interest on settled audits and the reversal of interest accrued in prior years against potential tax assessments no longer needed due to the expiration of the applicable federal and state statute of limitations or the settlement with state tax authorities, offset, in part, by additional interest accrued during the period.

The components of net deferred tax assets and liabilities at October 31, 2010 and 2009 is set forth below (amounts in thousands).

	2010	2009
Deferred tax assets:
Accrued expenses	$4,917	$2,561
Impairment charges	415,801	457,526
Inventory valuation differences	13,093	26,976
Stock-based compensation expense	48,657	25,715
FIN 48 deferred tax asset	55,090	70,902
State tax net operating loss carryforward	11,159	20,756
Other	3,497	1,496

Total assets	552,214	605,932

Deferred tax liabilities:
Capitalized interest	91,731	86,718
Deferred income	(10,097)	(2,161)
Depreciation	29,334	21,912
Deferred marketing	(3,635)	976
Other	35,698	16,157

Total liabilities	143,031	123,602

Net deferred tax assets before valuation allowances	409,183	482,330
Cumulative valuation allowance — state	(45,030)	(45,030)
Cumulative valuation allowance — federal	(364,153)	(437,300)

Net deferred tax assets	$—	$—

Since the beginning of fiscal 2007, the Company has recorded significant deferred tax assets. These deferred tax assets were generated primarily by inventory impairments and impairments of investments in and advances to unconsolidated entities. In accordance with ASC 740, the Company assessed whether a valuation allowance should be established based on its determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company believes that the continued downturn in the housing market, the uncertainty as to its length and magnitude, and the Company’s continued recognition of impairment charges, are significant evidence of the need for a valuation allowance against its net deferred tax assets. The Company has recorded valuation allowances against its entire net deferred tax asset.
For federal income tax purposes, the Company carried back tax losses incurred in fiscal 2009 against taxable income it reported in fiscal 2007 and received a tax refund in fiscal 2010 of $152.7 million. The tax losses generated in fiscal 2009 were primarily from the recognition for tax purposes of previously recognized book impairments and the recognition of stock option expenses not recognized for book purposes.
The Company is allowed to carry forward tax losses for 20 years and apply such tax losses to future taxable income to realize federal deferred tax assets. As of October 31, 2010, the Company believes it will have approximately $10.0 million of tax loss carryforwards, resulting from losses that it recognized on its fiscal 2009 tax return, in excess of the amount it could carry back against its fiscal 2007 federal taxable income. In addition, the Company will be able to reverse its previously recognized valuation allowances during any future period for which it reports book income before income taxes. The Company will continue to review its deferred tax assets in accordance with ASC 740.
On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted into law. The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in a tax year ending after December 31, 2007 and beginning before January 1, 2010 to be carried back for up to five years (such losses were previously limited to a two-year carryback).This change allowed the Company to carry back its fiscal 2010 taxable losses to prior years and recognize a tax benefit of $113.8 million in its statement of operations for fiscal 2010. In addition, the Act will allow the Company to file for a refund of previously paid federal income taxes. The Company estimates that it will be able to carryback $404.5 million of fiscal 2010 tax losses and expects to receive a tax refund in fiscal 2011 of approximately $141.6 million. The ultimate amount of such refund realized is dependent on the Company’s actual taxable losses for fiscal 2010, which may vary significantly from its current expectations. The Company has reflected the expected refund of $141.6 million in its October 31, 2010 consolidated financial statements.

For state tax purposes, due to past and projected losses in certain jurisdictions where the Company does not have carryback potential and/or cannot sufficiently forecast future taxable income, the Company has recognized net cumulative valuation allowances against its state deferred tax assets of $45.0 million as of October 31, 2010 and 2009. Future valuation allowances in these jurisdictions may continue to be recognized if the Company believes it will not generate sufficient future taxable income to utilize any future state deferred tax assets.
8. Stockholders’ Equity
The Company’s authorized capital stock consists of 400 million shares of common stock, $.01 par value per share and 15 million shares of preferred stock, $.01 par value per share. At October 31, 2010, the Company had 166.4 million shares of common stock issued and outstanding, 14.8 million shares of common stock reserved for outstanding stock options and restricted stock units, 8.0 million shares of common stock reserved for future stock option and award issuances and 0.6 shares of common stock reserved for issuance under the Company’s employee stock purchase plan. As of October 31, 2010, the Company had not issued any shares of preferred stock.
Issuance of Common Stock
In fiscal 2010, 2009 and 2008, the Company issued 1,250 shares, 1,250 shares and 1,250 shares, respectively, of restricted common stock pursuant to its stock incentive plans to certain outside directors. The Company is amortizing the fair market value of the awards on the date of grant over the period of time that each award vests. At October 31, 2010, 1,725 shares of the fiscal 2010 and 2009 restricted stock awards were unvested.
Stock Repurchase Program
In March 2003, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various benefit plans. At October 31, 2010, the Company had approximately 11.8 million shares remaining under the repurchase authorization.
Stockholder Rights Plans
Shares of the Company’s outstanding common stock were subject to two series of stock purchase rights described below, one adopted in June 2007, which is currently in effect, and a second adopted in June 2009, which expired in June 2010. The rights, which are exercisable only under certain conditions, entitle the holder, other than an acquiring person (and certain related parties of an acquiring person), as defined in the plan, to purchase common shares at prices specified in the rights agreements. See Note 9, “Stock-Based Benefit Plans” for issuances of stock under the Company’s stock-based benefit plans.
In June 2007, the Company adopted a shareholder rights plan (“2007 Rights Plan”). The rights issued pursuant to the 2007 Rights Plan will become exercisable upon the earlier of (i) ten days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of the Company’s common stock or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of the outstanding shares of Common Stock. No rights were exercisable at October 31, 2010.
In June 2009, the Company adopted a shareholder rights plan (the “2009 Rights Plan”) to help preserve the value of the Company’s deferred tax assets, by reducing the risk of limitation of net operating loss carryforwards and certain other tax benefits under Section 382 of the Internal Revenue Code. The rights were to expire on July 16, 2019 or earlier in the event of certain conditions, one of which related to the failure of the Company’s stockholders to approve the 2009 Rights Plan by June 17, 2010. The Company’s stockholders did not approve the 2009 Rights Plan at the 2010 Annual Meeting of Stockholders held on March 17, 2010 (“2010 Annual Meeting”) and, therefore, it expired in accordance with its terms on June 17, 2010.
Amendment to the Second Restated Certificate of Incorporation and Increase in Authorized Share Capital
On March 17, 2010, the Board of Directors of the Company adopted a Certificate of Amendment to the Second Restated Certificate of Incorporation of the Company (the “Certificate of Amendment”). The Certificate of Amendment includes an amendment approved by the Company’s stockholders at the 2010 Annual Meeting which restricts certain transfers of the Company’s common stock in order to preserve the tax treatment of the Company’s net operating and unrealized tax losses. The Certificate of Amendment’s transfer restrictions generally restrict any direct or indirect transfer of the Company’s common stock if the effect would be to increase the direct or indirect ownership of any Person (as defined in the Certificate of Amendment) from less than 4.95% to 4.95% or more of the Company’s common stock, or increase the ownership percentage of a Person owning or deemed to own 4.95% or more of the Company’s common stock. Any direct or indirect transfer attempted in violation of this restriction would be void as of the date of the prohibited transfer as to the purported transferee.

The Certificate of Amendment also includes an amendment, authorized by the Company’s stockholders at the Company’s 2005 Annual Meeting, increasing the Company’s authorized shares from 201,000,000 shares to 415,000,000 shares consisting of two classes of stock. The Certificate of Amendment provides for 400,000,000 authorized shares of common stock, $.01 par value, an increase from the 200,000,000 shares previously authorized, and 15,000,000 authorized shares of preferred stock, $.01 par value, an increase from the 1,000,000 preferred shares previously authorized. In March 2010, the Board of Directors approved the increase in the authorized shares to 400,000,000 shares of common stock and 15,000,000 shares of preferred stock.
9. Stock-Based Benefit Plans
Stock-Based Compensation Plans
The Company used a lattice model for the valuation for all option grants in fiscal 2010, 2009 and 2008. The weighted-average assumptions and fair value used for stock option grants in each of the fiscal years ended October 31, 2010, 2009 and 2008 are set forth below.

	2010	2009	2008
Expected volatility	46.74% - 51.41%	46.74% - 50.36%	46.67% - 48.63%
Weighted-average volatility	49.51%	48.06%	47.61%
Risk-free interest rate	2.15% - 3.47%	1.24% - 1.90%	3.32% - 3.85%
Expected life (years)	4.44 - 8.69	4.29 - 8.52	4.29 - 8.32
Dividends	none	none	none
Weighted-average fair value per share of options granted	$7.63	$8.60	$9.50
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
The fair value of stock option grants is recognized evenly over the vesting period of the options or over the period between the grant date and the time the option becomes non-forfeitable by the employee, whichever is shorter. Stock option expense is included in the Company’s selling, general and administrative expenses. Information regarding the stock-based compensation for fiscal 2010, 2009 and 2008 is set forth below (amounts in thousands).

	2010	2009	2008
Stock-based compensation expense recognized	$9,332	$10,925	$22,559

Income tax benefit recognized	$3,266	$4,370	$8,975

In fiscal 2010 and 2009, as part of severance plans for certain employees, the Company extended the period in which an option could be exercised on 175,813 options and 46,052 options, respectively. The Company expensed $552,000 and $322,000 of stock option expense in fiscal 2010 and 2009, respectively. These amounts are included in the stock-based compensation in the table above.
At October 31, 2010, total compensation cost related to non-vested awards not yet recognized was approximately $7.3 million, unrecognized income tax benefits from non-vested awards was approximately $2.5 million and the weighted-average period over which the Company expects to recognize such compensation costs and tax benefit is 2.3 years.

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
The Company has two additional stock incentive plans for employees, officers and directors that are inactive except for outstanding stock option grants at October 31, 2010. No additional options may be granted under these plans. Stock options granted under these plans were made with a term of up to ten years at a price not less than the market price of the stock at the date of grant and generally vested over a four-year period for employees and a two-year period for non-employee directors.
Shares issued upon the exercise of a stock option are either from shares held in treasury or newly issued shares.
The following table summarizes stock option activity for the Company’s plans during each of the fiscal years ended October 31, 2010, 2009 and 2008 (amounts in thousands, except per share amounts):

	2010		2009		2008
		Weighted-		Weighted-		Weighted-
	Number	average	Number	average	Number	average
	of	exercise	of	exercise	of	exercise
	options	price	options	price	options	price
Balance, beginning	16,123	$17.73	19,854	$14.73	24,080	$14.60
Granted	1,015	18.39	1,092	21.68	3,292	19.92
Exercised	(2,498)	8.72	(4,436)	5.03	(4,660)	6.73
Cancelled	(301)	17.03	(387)	20.49	(2,858)	32.70

Balance, ending	14,339	$19.36	16,123	$17.73	19,854	$14.73

Options exercisable, at October 31,	11,670	$19.00	13,171	$16.53	16,327	$12.64

Options available for grant at October 31,	8,038		9,168		10,371

The fiscal year 2008 cancellations and grants include options for approximately 2.5 million shares issued in fiscal 2006, 2005 and 2004 that were exchanged for options for approximately 1.6 million shares. See “Stock-Based Compensation Plans” above for more information.

The following table summarizes information about stock options outstanding and exercisable at October 31, 2010:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining	Weighted-		remaining	Weighted-
Range of	Number	contractual	average	Number	contractual	average
exercise	outstanding	life	exercise	exercisable	life	exercise
prices	(in 000s)	(in years)	price	(in 000s)	(in years)	price
$9.65 - $10.88	4,826	1.39	$10.64	4,826	1.39	$10.64
$18.92 - $20.21	4,319	5.07	$19.37	3,223	3.83	$19.68
$20.76 - $22.18	2,434	7.52	$21.13	1,078	2.07	$21.00
$31.82 - $35.97	2,760	5.04	$33.04	2,543	4.94	$33.15

	14,339	4.24	$19.36	11,670	3.38	$19.00

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
Information pertaining to the intrinsic value of options outstanding and exercisable at October 31, 2010, 2009 and 2008 is provided below (amounts in thousands):

	2010	2009	2008
Intrinsic value of options outstanding	$35,214	$54,646	$194,261
Intrinsic value of options exercisable	$35,214	$54,646	$187,351
Information pertaining to the intrinsic value of options exercised and the fair value of options which became vested or modified in each of the fiscal years ended October 31, 2010, 2009 and 2008 is provided below (amounts in thousands):

	2010	2009	2008
Intrinsic value of options exercised	$25,327	$74,659	$81,308
Fair value of options vested	$12,336	$15,528	$21,862
The Company’s stock incentive plans permit optionees to exercise stock options using a “net exercise” method at the discretion of the Executive Compensation Committee of the Board of Directors (“Executive Compensation Committee”). In a net exercise, the Company withholds from the total number of shares that otherwise would be issued to an optionee upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings and remits the remaining shares to the optionee. Information regarding the use of the net exercise method for fiscal 2010, 2009 and 2008 is set forth below.

	2010	2009	2008
Options exercised	1,201,372	93,000	2,356,152
Shares withheld	798,420	21,070	1,232,023

Shares issued	402,952	71,930	1,124,129

Average fair market value per share withheld	$17.96	$21.29	$25.57

Aggregate fair market value of shares withheld (in thousands)	$14,341	$400	$31,500

In addition, pursuant to the provisions of the Company’s stock incentive plans, optionees are permitted to use the value of the Company’s common stock that they own to pay for the exercise of options (“stock swap method”). Information regarding the use of the stock swap method for fiscal 2010, 2009 and 2008 is set forth below.

	2010	2009	2008
Options exercised	29,512	38,379	18,576
Shares tendered	14,459	9,237	5,114
Average fair market value per share withheld	$19.71	$21.40	$22.35
In December 2009, the Company issued restricted stock units (“2009 RSUs”) relating to 19,663 shares of the Company’s common stock to seven employees with an aggregate fair value of $361,000. The 2009 RSUs will vest in annual installments over a four-year period. The value of the 2009 RSUs were determined to be equal to the number of shares of the Company’s common stock to be issued pursuant to the 2009 RSUs, multiplied by $18.38, the closing price of the Company’s common stock on the New York Stock Exchange (“NYSE”) on December 21, 2009, the date the 2009 RSUs were awarded. In fiscal 2010, the Company recognized $138,000 of expense related to the 2009 RSUs. At October 31, 2010, the Company had $224,000 of unamortized value related to the 2009 RSUs.
On December 7, 2009, the Executive Compensation Committee of the Company’s Board of Directors approved the award of a performance-based restricted stock unit (“2009 Performance-Based RSU”) relating to 200,000 shares of the Company’s common stock to Robert I. Toll. The 2009 Performance-Based RSU will vest and Mr. Toll will be entitled to receive the underlying shares if the average closing price of the Company’s common stock on the NYSE, measured over any twenty consecutive trading days ending on or prior to December 19, 2014, increases 30% or more over $18.38, the closing price of the Company’s common stock on the NYSE on December 21, 2009; provided Mr. Toll continues to be employed by the Company or serve as a member of its Board of Directors until December 19, 2012. The 2009 Performance-Based RSU will also vest if Mr. Toll dies, becomes disabled or the Company experiences a change of control prior to satisfaction of the aforementioned performance criteria.
On December 18, 2008, the Executive Compensation Committee approved the award of a performance-based restricted stock unit (“2008 Performance-Based RSU”) relating to 200,000 shares of the Company’s common stock to Robert I. Toll. The 2008 Performance-Based RSU will vest and Mr. Toll will be entitled to receive the underlying shares if the average closing price of the Company’s common stock on the New York Stock Exchange (“NYSE”), measured over any twenty consecutive trading days ending on or prior to December 19, 2013, increases 30% or more over $21.70, the closing price of the Company’s common stock on the NYSE on December 19, 2008; provided Mr. Toll continues to be employed by the Company or serve as a member of its Board of Directors until December 19, 2011. The 2008 Performance-Based RSU will also vest if Mr. Toll dies, becomes disabled or the Company experiences a change of control prior to satisfaction of the aforementioned performance criteria.
The Company used a lattice based option pricing model to determine the fair value of the 2009 and 2008 Performance-Based RSUs. Information regarding the performance-based RSUs is set forth below.

	2009	2008
	Performance-	Performance-
	Based RSU	Based RSU
Expected volatility	49.92%	48.14%
Risk Free interest rate	2.43%	1.35%
Expected life	3.0 years	3.0 years
Aggregate fair value of RSU (in thousands)	$3,160	$3,642
Expenses related to the performance-based RSUs are included in the Company’s selling, general and administrative expenses. In fiscal 2010 and 2009, the Company recognized $2.1 million and $1.0 million, respectively, of stock-based compensation expense related to the 2009 Performance-Based RSU and 2008 Performance-Based RSU. At October 31, 2010 and 2009, the Company had an aggregate of $3.6 million and $2.6 million, respectively, of unamortized value of the 2009 Performance-Based RSU and 2008 Performance-Based RSU.

On December 19, 2009, the Company issued restricted stock units (“RSUs”) relating to 62,051 shares of the Company’s common stock to a number of employees in lieu of a portion of the employees’ bonuses and in lieu of a portion of one employee’s 2009 salary. These RSUs, although not subject to forfeiture, will vest in annual installments over a four-year period, unless accelerated due to death, disability or termination of employment, as more fully described in the RSU award document. Because the RSUs are non-forfeitable, the value of the RSUs was determined to be equal to the number of shares of the Company’s common stock to be issued pursuant to the RSUs, multiplied by $21.70, the closing price of the Company’s common stock on the NYSE on December 19, 2008, the date the RSUs were awarded. The amount applicable to employee bonuses was charged to the Company’s accrual for bonuses that it made in fiscal 2008 and the amount applicable to salary deferral ($130,000) was charged to selling, general and administrative expense in the three-month period ended January 31, 2009. The Company’s stock incentive plan permits the Company to withhold from the total number of shares that otherwise would be issued to a RSU recipient upon distribution that number of shares having a fair market value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the RSU participant. During fiscal 2010, the Company withheld 924 shares subject to RSUs to cover $17,000 of income tax withholdings and issued 2,749 shares to the RSU recipients. During fiscal 2009, the Company withheld 836 shares subject to RSUs to cover $15,000 of income tax withholdings and issued 1,509 shares to the RSU recipients.
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
The Bonus Plan provides that a bonus will be paid to Mr. Toll for each plan year in an amount equal to the sum of (a) 2.0% of the Company’s income before taxes and bonus (as defined in the Bonus Plan), and (b) a performance bonus based on the achievement of one or more pre-established performance goals established by the Executive Compensation Committee. Under the terms of the Bonus Plan, the maximum bonus that can be paid in any one plan year is $25.0 million and may be paid in cash, shares of Company common stock, or a combination of both, at the discretion of the Executive Compensation Committee. For fiscal 2010, Mr. Toll was awarded a bonus of $1.0 million under the Bonus Plan. Mr. Toll did not receive a bonus with respect to fiscal 2009 or fiscal 2008 under the Bonus Plan.
Employee Stock Purchase Plan
The Company’s employee stock purchase plan enables substantially all employees to purchase the Company’s common stock at 95% of the market price of the stock on specified offering dates without restriction, or at 85% of the market price of the stock on specified offering dates subject to restrictions. The plan, which terminates in December 2017, provides that 1.2 million shares be reserved for purchase. At October 31, 2010, 635,000 shares were available for issuance.
Information regarding the Company’s employee stock purchase plan for fiscal 2010, 2009 and 2008 is set forth below.

	2010	2009	2008
Shares issued	23,587	25,865	30,927
Average price per share	$16.20	$16.49	$18.84
Compensation expense recognized (in thousands)	$57	$64	$86
10. Earnings Per Share Information
Information pertaining to the calculation of earnings per share for each of the fiscal years ended October 31, 2010, 2009 and 2008 is as follows (amounts in thousands):

	2010	2009	2008
Basic weighted-average shares	165,666	161,549	158,730
Common stock equivalents

Diluted weighted-average shares	165,666	161,549	158,730

Common stock equivalents excluded from diluted weighted-average shares due to anti-dilutive effect (a)	1,968	3,936	6,135

Weighted average number of anti-dilutive options (b)	8,401	7,604	5,154

Shares issued under stock incentive and employee stock purchase plans	1,728	4,442	3,455

(a)
Common stock equivalents represent the dilutive effect of outstanding in-the-money stock options using the treasury stock method. For fiscal 2010, 2009 and 2008, there were no incremental shares attributed to outstanding options to purchase common stock because the Company had a net loss in fiscal 2010, fiscal 2009 and fiscal 2008 and any incremental shares would be anti-dilutive.

(b)	Based upon the average quarterly closing price of the Company’s common stock on the NYSE for the period.

11. Fair Value Disclosures
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
A summary of assets and (liabilities) at October 31, 2010 and 2009 related to the Company’s financial instruments, measured at fair value on a recurring basis, is set forth below (amounts in thousands).

	Fair Value	Fair Value
Financial Instrument	Hierarchy	2010	2009
U.S. Treasury Securities	Level 1	$175,370	$101,176
U.S. Agency Securities	Level 1	$22,497
Residential Mortgage Loans Held for Sale	Level 2	$93,644	$43,432
Forward Loan Commitments — Residential Mortgage Loans Held for Sale	Level 2	$(459)	$(135)
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$130	$(117)
Forward Loan Commitments — IRLCs	Level 2	$(130)	$117
At October 31, 2010 and 2009, the carrying value of cash and cash equivalents approximates fair value.
At the end of the reporting period, the Company determines the fair value of its mortgage loans held for sale and its forward loan commitments it has entered into as a hedge against the interest rate risk of its mortgage loans. The Company recognizes the difference between the fair value and the unpaid principal balance of mortgage loans held for sale as a gain or loss. In addition, the Company recognizes the fair value of its forward loan commitment as a gain or loss. These gains and losses are included in interest and other income. Interest income on mortgage loans held for sale is calculated based upon the stated interest rate of each loan and is included in “interest and other income”.
As of October 31, 2010, the aggregate fair value of the unpaid principal balance of mortgage loans held for sale and the forward loan commitments was greater than the aggregate cost by $1.6 million and $0.5 million, respectively.
As of October 31, 2009, the aggregate fair value of the unpaid principal balance of mortgage loans held for sale and the forward loan commitments was greater than the aggregate cost by $0.3 million and $0.1 million, respectively.
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

In fiscal 2010, the Company recognized inventory impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory was determined using Level 3 criteria. See Note 1, Significant Accounting Policies, “Inventory” for additional information regarding the Company’s methodology on determining fair value. The table below provides, for the periods indicated, the fair value of inventory whose carrying value was adjusted and the amount of impairment charges recognized (amounts in millions).

	Fair value of	Impairment
	inventory, net	charges
Three months ended:	of impairment	recognized
January 31, 2010	$82.5	$31.8
April 30, 2010	$65.0	41.8
July 31, 2010	$40.1	12.4
October 31, 2010	$67.9	23.2

		$109.2

As of October 31, 2010 and 2009, the amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of marketable securities were as follows (in thousands):

	2010	2009
Amortized cost	$197,699	$101,132
Gross unrealized holding gains	$180	$56
Gross unrealized holding losses	$12	$12
Fair value	$197,867	$101,176
The remaining contractual maturities of marketable securities as of October 31, 2010 ranged from less than one month to eleven months.
The book value and estimated fair value of the Company’s debt at October 31, 2010 and 2009 was as follows (amounts in thousands):

	October 31, 2010		October 31, 2009
		Estimated		Estimated
	Book value	fair value	Book value	fair value
Loans payable (a)	$94,491	$87,751	$472,854	$471,236
Senior notes (b)	1,554,460	1,679,052	1,600,000	1,624,119
Senior subordinated notes (c)			47,872	48,111
Mortgage company warehouse loan (d)	72,367	72,367	27,015	27,015

	$1,721,318	$1,839,170	$2,147,741	$2,170,481

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
12. Employee Retirement and Deferred Compensation Plans
The Company maintains salary deferral savings plans covering substantially all employees. The plans provide for discretionary Company contributions of up to 2% of all eligible compensation, plus 2% of eligible compensation above the Social Security wage base, plus matching contributions of up to 2% of eligible compensation of employees electing to contribute via salary deferrals. During the first quarter of fiscal 2009, due to the continued downturn in the Company’s business, it suspended its matching contributions and discretionary contributions to one of the plans. The Company recognized an expense, net of plan forfeitures, with respect to the plans of $0.5 million and $8.2 million for the fiscal years ended October 31, 2009 and 2008, respectively. The Company recognized $38,000 of expense for one plan in fiscal 2010.

The Company has an unfunded, non-qualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation, together with certain Company contributions, earns various rates of return depending upon when the compensation was deferred and the length of time that it has been deferred. A portion of the deferred compensation and interest earned may be forfeited by a participant if he or she elects to withdraw the compensation prior to the end of the deferral period. At October 31, 2010 and 2009, the Company had accrued $18.4 million and $16.9 million, respectively, for its obligations under the plan.
The Company has two unfunded defined benefit retirement plans. Interests vest when the participant has completed 20 years of service with the Company and reaches normal retirement age (age 62). Unrecognized prior service costs are being amortized over the period from the date participants enter the plans until their interests are fully vested. The Company used a 4.99%, 5.30% and 7.21% discount rate in its calculation of the present value of its projected benefit obligations at October 31, 2010, 2009 and 2008, respectively, which represented the approximate long-term investment rate at October 31 of the fiscal year for which the present value was calculated. Information related to the plans is based on actuarial information calculated as of October 31, 2010, 2009 and 2008.
Information related to the Company’s plans for each of the fiscal years ended October 31, 2010, 2009 and 2008 is as follows (amounts in thousands):

	2010	2009	2008
Plan costs:
Service cost	$270	$132	$210
Interest cost	1,396	1,366	1,224
Amortization of prior service cost	1,248	1,076	1,370
Acceleration of benefits	72
Amortization of unrecognized gains		(1,272)	(640)

	$2,986	$1,302	$2,164

Projected benefit obligation:
Beginning of year	$25,161	$19,005	$18,170
Plan amendments adopted during year	202		5,091
Service cost	270	132	210
Interest cost	1,396	1,366	1,224
Benefit payments	(125)	(125)	(125)
Change in unrecognized gain	(867)	4,783	(5,565)

Projected benefit obligation, end of year	$26,037	$25,161	$19,005

Unamortized prior service cost:
Beginning of year	$5,145	$6,221	$2,500
Plan amendments adopted during year	130		5,091
Amortization of prior service cost	(1,248)	(1,076)	(1,370)

Unamortized prior service cost, end of year	$4,027	$5,145	$6,221

Accumulated unrecognized (loss) gain, October 31	$1,574	$707	$6,762

Accumulated benefit obligation, October 31	$26,037	$25,161	$19,005

Accrued benefit obligation, October 31	$26,037	$25,161	$19,005

Based upon the estimated retirement dates of the participants in the plans, the Company would be required to pay the following benefits in each of the next five fiscal years (in thousands): 2011, $478; 2012, $796; 2013, $1,009; 2014, $1,638; and 2015, $1,645 and, for the five fiscal years ended October 31, 2020, $11,025 in the aggregate.

13. Accumulated Other Comprehensive Loss and Total Comprehensive Loss
Accumulated other comprehensive loss at October 31, 2010 and 2009 was $0.6 million and $2.6 million, respectively, and was primarily related to employee retirement plans.
The table below provides, for each of the fiscal years ended October 31, 2010, 2009 and 2008, the components of total comprehensive loss (amounts in thousands):

	2010	2009	2008
Net loss per Consolidated Statements of Operations	$(3,374)	$(755,825)	$(297,810)
Changes in pension liability, net of tax benefit provision	1,986	(2,988)	722
Change in fair value of available-for-sale securities, net of tax provision	74	26

Total comprehensive loss	$(1,314)	$(758,787)	$(297,088)

Tax benefit recognized in total comprehensive loss	$—	$1,975	$500

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
In April 2007, a securities class action suit was filed against Toll Brothers, Inc. and Robert I. Toll and Bruce E. Toll in the U.S. District Court for the Eastern District of Pennsylvania on behalf of a purported class of purchasers of the Company’s common stock between December 9, 2004 and November 8, 2005. In August 2007, an amended complaint was filed adding additional directors and officers as defendants. The amended complaint filed on behalf of the purported class alleges that the defendants violated federal securities laws by issuing various materially false and misleading statements that had the effect of artificially inflating the market price of the Company’s stock. It further alleges that the individual defendants sold shares for substantial gains during the class period. The purported class is seeking compensatory damages, counsel fees, and expert costs. The parties reached a settlement agreement in October 2010, which is subject to approval by the U.S. District Court for the Eastern District of Pennsylvania. The entire settlement amount will be funded by the Company’s insurers.
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
Due to the high degree of judgment required in determining the amount of potential loss related to the various claims and litigation in which the Company is involved in, including those noted above and in Note 15, Commitments and Contingencies, and the inherent variability in predicting future settlements and judicial decisions, the Company cannot estimate a range of reasonably possible losses in excess of its accruals for these matters. The Company believes that adequate provision for resolution of all claims and pending litigation has been made for probable losses and the disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations and liquidity or on its financial condition.
15. Commitments and Contingencies
Generally, the Company’s option and purchase agreements to acquire land parcels do not require the Company to purchase those land parcels, although the Company may, in some cases, forfeit any deposit balance outstanding if and when it terminates an option and purchase agreement. If market conditions are weak, approvals needed to develop the land are uncertain or other factors exist that make the purchase undesirable, the Company may not expect to acquire the land. Whether an option and purchase agreement is legally terminated or not, the Company reviews the amount recorded for the land parcel subject to the option and purchase agreement to determine if the amount is recoverable. While the Company may not have formally terminated the option and purchase agreements for those land parcels that it does not expect to acquire, it has written off any non-refundable deposits and costs previously capitalized to such land parcels in the periods that it determined such costs were not recoverable. At October 31, 2010, the aggregate purchase price of land parcels under option and purchase agreements, excluding parcels under option that the Company does not expect to acquire, was approximately $550.4 million (including $131.2 million of land to be acquired from unconsolidated entities in which the Company has investments). Of the $550.4 million aggregate purchase price of land parcels subject to option and purchase agreements that the Company expects to acquire, at October 31, 2010, it had deposited $47.1 million on such parcels, was entitled to receive a credit for prior investments in unconsolidated entities of approximately $37.3 million and, if the Company acquired all of these land parcels, would be required to pay an additional $466.0 million. Of the additional $466.0 million the Company would be required to pay, it had recorded $77.6 million of this amount in accrued expenses at October 31, 2010. The Company has additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since it does not believe that it will complete the purchase of these land parcels and no additional funds will be required from the Company to terminate these contracts.
At October 31, 2010, the Company had investments in and advances to a number of unconsolidated entities, was committed to invest or advance additional funds and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 3, “Investments in and Advances to Unconsolidated Entities,” for more information regarding the Company’s commitments to these entities.
At October 31, 2010, the Company had outstanding surety bonds amounting to $373.1 million, primarily related to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that $160.2 million of work remains on these improvements. The Company has an additional $67.4 million of surety bonds outstanding that guarantee other obligations of the Company. The Company does not believe it is probable that any outstanding bonds will be drawn upon.

At October 31, 2010, the Company had outstanding letters of credit of $140.4 million, including $86.0 million under its New Credit Facility and $54.4 million collateralized by restricted cash. These letters of credit were issued to secure various financial obligations of the Company including insurance policy deductibles and other claims, land deposits and security to complete improvements in communities which it is operating. The Company believes it is not probable that any outstanding letters of credit will be drawn upon.
At October 31, 2010, the Company had agreements of sale outstanding to deliver 1,494 homes with an aggregate sales value of $852.1 million.
The Company’s mortgage subsidiary provides mortgage financing for a portion of the Company’s home closings. For those home buyers to whom the Company’s mortgage subsidiary provides mortgages, it determines whether the home buyer qualifies for the mortgage he or she is seeking based upon information provided by the home buyer and other sources. For those home buyers that qualify, the Company’s mortgage subsidiary provides the home buyer with a mortgage commitment that specifies the terms and conditions of a proposed mortgage loan based upon then-current market conditions. Prior to the actual closing of the home and funding of the mortgage, the home buyer will lock in an interest rate based upon the terms of the commitment. At the time of rate lock, the Company’s mortgage subsidiary agrees to sell the proposed mortgage loan to one of several outside recognized mortgage financing institutions (“investors”), which is willing to honor the terms and conditions, including interest rate, committed to the home buyer. The Company believes that these investors have adequate financial resources to honor their commitments to its mortgage subsidiary. At October 31, 2010, the Company’s mortgage subsidiary was committed to fund $433.0 million of mortgage loans. Of these commitments, $169.5 million are IRLCs. The Company’s mortgage subsidiary has commitments from investors to acquire all $169.5 million of these IRLCs and $91.7 million of its mortgage loans receivable. The Company’s home buyers have not “locked-in” the interest rate on the remaining $263.5 million.
As of October 31, 2010, the Company has confirmed the presence of defective Chinese-made drywall in a small number of its West Florida homes, which were delivered between May 2006 and January 2008. The anticipated cost of the remediation of these homes is included in the amounts that the Company previously accrued. The Company is inspecting homes, gathering information from its drywall subcontractors and suppliers, and continuing to investigate this issue. The Company believes that adequate provision for costs associated with the remediation of homes containing Chinese-made drywall has been made and that such costs are not expected to have a material adverse effect on the Company’s results of operations and liquidity or on its financial condition. On December 9, 2009 and February 10, 2010, the Company was named as a defendant in three purported class action suits filed by homeowners relating to allegedly defective drywall manufactured in China. These suits are all pending in the United States District Court for the Eastern District of Louisiana as part of In re: Chinese-Manufactured Drywall Products Liability Litigation, MDL No. 2047. The complaints also name as defendants other home builders, as well as other parties claimed to be involved in the manufacture, sale, importation, brokerage, distribution, and installation of the drywall. The plaintiffs claim that the drywall, which was installed by independent subcontractors in certain homes built by the Company, caused damage to certain items and building materials in the homes, as well as personal injuries. The complaints seek damages for, among other things, the costs of repairing the homes, diminution in value to the homes, replacement of certain personal property, and personal injuries. The Company has not yet responded to these suits.
The Company leases certain facilities and equipment under non-cancelable operating leases. Rental expense incurred by the Company amounted to $11.8 million in fiscal 2010, $13.1 million in fiscal 2009 and $15.1 million in fiscal 2008. At October 31, 2010, future minimum rent payments under these operating leases were (amounts in thousand):

Year ending October 31,	Amount
2011	$11,605
2012	8,727
2013	7,195
2014	5,848
2015	5,270
Thereafter	13,082

$51,727

16. Related Party Transactions
The Company formed the Trust in 1998 to take advantage of commercial real estate opportunities. The Trust is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Zvi Barzilay (and members of his family), Douglas C. Yearley, Jr. and former members of the Company’s senior management; and one-third by an affiliate of the Pennsylvania State Employees Retirement System (collectively, the “Shareholders”). As of October 31, 2010, the Company had a net investment in the Trust of $182,000. The Company provides development, finance and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $3.1 million, $2.1 million and $2.2 million in the fiscal years ended October 31, 2010, 2009 and 2008, respectively. The Company believes that the transactions between itself and the Trust were on terms no less favorable than it would have agreed to with unrelated parties.

17. Information on Geographic Segments
The table below summarizes revenue and (loss) income before income taxes for each of the Company’s geographic segments for each of the fiscal years ended October 31, 2010, 2009 and 2008 (amounts in millions):

				(Loss) income before
	Revenues			income taxes
	2010	2009	2008	2010	2009	2008
North	$407.7	$585.3	$931.9	$(4.0)	$(103.3)	$0.9
Mid-Atlantic	488.4	492.7	878.6	31.8	(25.0)	(10.9)
South	264.3	288.2	560.6	(36.3)	(49.4)	(170.0)
West	334.4	389.1	777.1	(13.4)	(209.0)	(190.5)
Corporate and other				(95.3)	(109.8)	(96.3)

Total	$1,494.8	$1,755.3	$3,148.2	$(117.2)	$(496.5)	$(466.8)

“Corporate and other” is comprised principally of general corporate expenses such as the Offices of the Chief Executive Officer and President, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, directly expensed interest, offset in part by interest income and income from the Company’s ancillary businesses.
Total assets for each of the Company’s geographic segments at October 31, 2010, 2009 and 2008 are shown in the table below (amounts in millions):

	2010	2009	2008
North	$961.3	$1,009.0	$1,244.7
Mid-Atlantic	1,161.5	1,081.9	1,220.3
South	693.8	573.1	688.0
West	712.4	759.3	1,134.0
Corporate and other	1,642.6	2,211.1	2,299.8

Total	$5,171.6	$5,634.4	$6,586.8

“Corporate and other” is comprised principally of cash and cash equivalents, marketable U.S. Treasury and Agency securities, income tax refund recoverable and the assets of the Company’s manufacturing facilities and mortgage subsidiary.

The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable and write-downs of investments in unconsolidated entities that it does not believe it will be able to recover (including the Company’s pro-rata share of impairment charges recognized by the unconsolidated entities in which it has an investment) for the years ended October 31, 2010, 2009 and 2008 as shown in the table below; the net carrying value of inventory and investments in and advances to unconsolidated entities for each of the Company’s geographic segments at October 31, 2010 and 2009 is also shown (amounts in millions).

	Net Carrying Value		Impairments
	At October 31,		Year ended October 31,
	2010	2009	2010	2009	2008
Inventory:
Land controlled for future communities:
North	$3.6	$30.2	$4.0	$17.3	$28.1
Mid-Atlantic	14.8	16.9	(0.1)	7.8	13.6
South	11.0	8.4	(0.2)	0.4	42.0
West	2.5	5.1	2.4	3.0	17.8

	31.9	60.6	6.1	28.5	101.5

Land owned for future communities:
North	208.5	224.6	$9.6	51.0	12.0
Mid-Atlantic	452.9	390.9	2.1	23.8	67.7
South	119.8	66.6	23.4	1.2	33.5
West	142.8	93.0	18.4	93.5	31.2

	924.0	775.1	53.5	169.5	144.4

Operating communities:
North	685.3	685.6	$15.9	77.1	72.3
Mid-Atlantic	662.4	646.2	9.0	28.0	55.1
South	443.3	436.7	14.0	51.2	124.6
West	494.8	579.4	16.8	111.1	147.1

	2,285.8	2,347.9	55.7	267.4	399.1

Total	$3,241.7	$3,183.6	$115.3	$465.4	$645.0

Investments in and advances to unconsolidated entities:
North	$47.6	$25.5		$6.0	$57.9
South	51.7	50.0			1.5
West	58.5	64.2		5.3	141.3
Corporate	40.6	13.1

Total	$198.4	$152.8	$—	$11.3	$200.7

18. Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for each of the fiscal years ended October 31, 2010, 2009 and 2008 (amounts in thousands):

	2010	2009	2008
Cash flow information:
Interest paid, net of amount capitalized	$34,333	$33,003	$22,612
Income taxes paid	$3,994	$144,753	$78,231
Income taxes refunded	$152,770	$105,584
Non-cash activity:
Cost of inventory acquired through seller financing or recorded due to VIE criteria	$41,276	$6,263	$7,430
Cost of inventory acquired under specific performance contracts	$(4,889)	$14,889
Cost of other inventory acquired	$1,725	$431
Reclassification of inventory to property, construction and office equipment	$18,711		$16,103
Increase in inventory for reclassification of minority interest contribution		$5,283
Contribution of inventory, net of related debt, to unconsolidated entities			$45,000
Land returned to seller subject to loan payable			$7,750
Reduction in inventory related to debt cancellation		$16,150
Adoption of FIN 48			$47,460
Increase (decrease) in unrecognized gains in defined benefit plans	$867	$(4,783)	$5,565
Defined benefit retirement plan amendment	$202		$5,091
Income tax benefit related to exercise of employee stock options	$27,150	$2,672	$33,307
Reduction of investment in unconsolidated entities due to reduction of letters of credit or accrued liabilities	$7,679	$20,489	$10,495
Reversal of litigation costs previously accrued	$10,981
Reclassification of accrued liabilities to loans payable		$7,800	$2,163
Miscellaneous increases (decreases) to investments in unconsolidated entities	$2,495	$1,759	$(856)
Stock awards	$22	$27	$26

Deconsolidation of a majority-owned joint venture:
Fair value of assets removed			$92,506
Liabilities removed			$84,513
Minority interest eliminated			$8,014
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

Consolidating Balance Sheet at October 31, 2010

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents			930,387	108,673		1,039,060
Marketable U.S. Treasury and Agency securities			197,867			197,867
Restricted cash			60,906			60,906
Inventory			2,862,796	378,929		3,241,725
Property, construction and office equipment, net			79,516	400		79,916
Receivables, prepaid expenses and other assets	27	8,104	66,280	24,565	(1,937)	97,039
Mortgage loans receivable				93,644		93,644
Customer deposits held in escrow			13,790	7,576		21,366
Investments in and advances to unconsolidated entities			116,247	82,195		198,442
Income tax refund recoverable	141,590					141,590
Investments in and advances to consolidated entities	2,578,195	1,562,109	(871,125)	(315,074)	(2,954,105)	—

	2,719,812	1,570,213	3,456,664	380,908	(2,956,042)	5,171,555

LIABILITIES AND EQUITY
Liabilities:
Loans payable			63,442	31,049		94,491
Senior notes		1,544,110				1,544,110
Mortgage company warehouse loan				72,367		72,367
Customer deposits			72,819	4,337		77,156
Accounts payable			91,498	240		91,738
Accrued expenses		26,103	242,793	303,413	(1,988)	570,321
Income taxes payable	164,359			(2,000)		162,359

Total liabilities	164,359	1,570,213	470,552	409,406	(1,988)	2,612,542

Equity:
Stockholders’ equity:
Common stock	1,664			2,003	(2,003)	1,664
Additional paid-in capital	360,006		4,420	2,734	(7,154)	360,006
Retained earnings	2,194,456		2,982,269	(36,795)	(2,945,474)	2,194,456
Treasury stock, at cost	(96)					(96)
Accumulated other comprehensive loss	(577)		(577)		577	(577)

Total stockholders’ equity	2,555,453	—	2,986,112	(32,058)	(2,954,054)	2,555,453
Noncontrolling interest				3,560		3,560

Total equity	2,555,453	—	2,986,112	(28,498)	(2,954,054)	2,559,013

	2,719,812	1,570,213	3,456,664	380,908	(2,956,042)	5,171,555

Consolidating Balance Sheet at October 31, 2009

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents			1,700,351	107,367		1,807,718
Marketable U.S. Treasury and Agency securities			101,176			101,176
Inventory			2,951,387	232,179		3,183,566
Property, construction and office equipment, net			69,328	1,113		70,441
Receivables, prepaid expenses and other assets	51	9,436	66,240	22,201	(2,154)	95,774
Mortgage loans receivable				43,432		43,432
Customer deposits held in escrow			16,779	874		17,653
Investments in and advances to unconsolidated entities			112,201	40,643		152,844
Income tax refund recoverable	161,840					161,840
Investments in and advances to consolidated entities	2,527,938	1,598,537	(945,308)	(237,029)	(2,944,138)	—

	2,689,829	1,607,973	4,072,154	210,780	(2,946,292)	5,634,444

LIABILITIES AND EQUITY
Liabilities:
Loans payable			409,264	63,590		472,854
Senior notes		1,587,648				1,587,648
Senior subordinated notes			47,872			47,872
Mortgage company warehouse loan				27,015		27,015
Customer deposits			85,521	3,104		88,625
Accounts payable			78,685	412		79,097
Accrued expenses		20,325	399,807	222,217	(2,128)	640,221
Income taxes payable	176,630			(2,000)		174,630

Total liabilities	176,630	1,607,973	1,021,149	314,338	(2,128)	3,117,962

Equity:
Stockholders’ equity:
Common stock	1,647			2,003	(2,003)	1,647
Additional paid-in capital	316,518		4,420	2,734	(7,154)	316,518
Retained earnings	2,197,830		3,049,222	(111,578)	(2,937,644)	2,197,830
Treasury stock, at cost	(159)					(159)
Accumulated other comprehensive loss	(2,637)		(2,637)		2,637	(2,637)

Total stockholders’ equity	2,513,199	—	3,051,005	(106,841)	(2,944,164)	2,513,199
Noncontrolling interest				3,283		3,283

Total equity	2,513,199	—	3,051,005	(103,558)	(2,944,164)	2,516,482

	2,689,829	1,607,973	4,072,154	210,780	(2,946,292)	5,634,444

Consolidating Statement of Operations for the fiscal year ended October 31, 2010

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues			1,441,773	52,998		1,494,771

Cost of revenues			1,311,709	69,521	1,845	1,383,075
Selling, general and administrative	77	1,365	260,492	22,661	(21,371)	263,224
Interest expense		106,411	22,751		(106,411)	22,751

	77	107,776	1,594,952	92,182	(125,937)	(1,669,050)

Loss from operations	(77)	(107,776)	(153,179)	(39,184)	125,937	(174,279)
Other:
Income from unconsolidated entities			5,905	17,565		23,470
Interest and other		108,520	31,372	31,460	(136,522)	34,830
Expenses related to early retirement of debt		(744)	(1,208)		744	(1,208)
Loss from consolidated subsidiaries	(117,110)				117,110	—

Loss before income tax benefit	(117,187)	—	(117,110)	9,841	107,269	(117,187)
Income tax provision (benefit)	113,813		124,695	(9,596)	(115,099)	113,813

Net loss	(3,374)	—	7,585	245	(7,830)	(3,374)

Consolidating Statement of Operations for the fiscal year ended October 31, 2009

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues			1,596,491	158,819		1,755,310

Cost of revenues			1,767,228	181,825	2,259	1,951,312
Selling, general and administrative	47	1,033	308,393	25,028	(21,292)	313,209
Interest expense		87,501	7,949		(87,501)	7,949

	47	88,534	2,083,570	206,853	(106,534)	2,272,470

Loss from operations	(47)	(88,534)	(487,079)	(48,034)	106,534	(517,160)
Other:
Loss from unconsolidated entities			(2,218)	(5,300)		(7,518)
Interest and other		100,160	6,572	27,776	(92,602)	41,906
Expenses related to early retirement of debt		(11,626)	(13,693)		11,626	(13,693)
Loss from consolidated subsidiaries	(496,418)				496,418	—

Loss before income tax benefit	(496,465)	—	(496,418)	(25,558)	521,976	(496,465)
Income tax provision (benefit)	259,360		(259,329)	(13,351)	272,680	259,360

Net loss	(755,825)	—	(237,089)	(12,207)	249,296	(755,825)

Consolidating Statement of Operations for the fiscal year ended October 31, 2008

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues			3,088,633	59,533		3,148,166

Cost of revenues		66,194	3,062,744	56,148	(65,281)	3,119,805
Selling, general and administrative	5	702	430,085	29,174	(30,072)	429,894
Goodwill impairment			3,233			3,233

	5	66,896	3,496,062	85,322	(95,353)	3,552,932

Loss from operations	(5)	(66,896)	(407,429)	(25,789)	95,353	(404,766)
Other:
Loss from unconsolidated entities			(78,784)	(107,609)		(186,393)
Interest and other		66,896	121,242	31,587	(95,353)	124,372
Loss from consolidated subsidiaries	(466,782)		(101,811)		568,593	—

Loss before income taxes	(466,787)	—	(466,782)	(101,811)	568,593	(466,787)
Income tax benefit	(168,977)		(196,816)	(41,100)	237,916	(168,977)

Net loss	(297,810)	—	(269,966)	(60,711)	330,677	(297,810)

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2010

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flow (used in) provided by operating activities:
Net loss	(3,374)		7,585	245	(7,830)	(3,374)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	28	3,262	15,961	793		20,044
Stock-based compensation	11,677					11,677
Excess tax benefit from stock-based compensation	(4,954)					(4,954)
Loss from unconsolidated entities			(5,773)	(17,697)		(23,470)
Distributions of earnings from unconsolidated entities			10,297			10,297
Deferred tax provision	60,697					60,697
Deferred tax valuation allowance	(60,697)					(60,697)
Inventory impairments			107,508	7,750		115,258
Change in fair value of mortgage loans receivable and derivative instruments				(970)		(970)
Expenses related to early retirement of debt		744	464			1,208
Changes in operating assets and liabilities:
Decrease in inventory			(16,730)	(123,614)		(140,344)
Origination of mortgage loans				(628,154)		(628,154)
Sale of mortgage loans				579,221		579,221
Increase in restricted cash			(60,906)			(60,906)
(Increase) decrease in receivables, prepaid expenses and other assets	(50,136)	36,330	(143,435)	144,502	9,624	(3,115)
Decrease in customer deposits			(9,713)	(5,469)		(15,182)
(Decrease) increase in accounts payable and accrued expenses	(274)	5,778	(133,422)	91,114	(1,794)	(38,598)
Decrease in income tax refund recoverable	20,250					20,250
Decrease in current income taxes payable	14,828					14,828

Net cash (used in) provided by operating activities	(11,955)	46,114	(228,164)	47,721	—	(146,284)

Cash flow used in investing activities:
Purchase of property and equipment, net			(4,750)	(80)		(4,830)
Purchase of marketable securities			(157,962)			(157,962)
Redemption of marketable securities			60,000			60,000
Investments in and advances to unconsolidated entities			(28,493)	(29,793)		(58,286)
Return of investment in unconsolidated entities			9,696			9,696

Net cash used in investing activities	—	—	(121,509)	(29,873)	—	(151,382)

Cash flow (used in) provided by financing activities:
Proceeds from issuance of senior notes
Proceeds from loans payable				927,233		927,233
Principal payments of loans payable			(372,419)	(944,095)		(1,316,514)
Redemption of senior subordinated notes			(47,872)			(47,872)
Redemption of senior notes		(46,114)				(46,114)
Proceeds from stock-based benefit plans	7,589					7,589
Excess tax benefit from stock-based compensation	4,954					4,954
Purchase of treasury stock	(588)					(588)
Change in noncontrolling interest				320		320

Net cash (used in) provided by financing activities	11,955	(46,114)	(420,291)	(16,542)	—	(470,992)

Net (decrease) increase in cash and cash equivalents	—	—	(769,964)	1,306	—	(768,658)
Cash and cash equivalents, beginning of period			1,700,351	107,367		1,807,718

Cash and cash equivalents, end of period	—	—	930,387	108,673	—	1,039,060

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2009

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flow provided by (used in) operating activities:
Net loss	(755,825)		(237,089)	(11,327)	248,416	(755,825)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	28	2,652	20,363	882		23,925
Stock-based compensation	10,987					10,987
Excess tax benefit from stock-based compensation	(24,817)					(24,817)
Impairment of investment in unconsolidated entities			6,000	5,300		11,300
(Loss) earnings from unconsolidated entities			1,518	(5,300)		(3,782)
Distributions of earnings from unconsolidated entities			816			816
Deferred tax provision	(52,577)					(52,577)
Deferred tax valuation allowance	458,280					458,280
Inventory impairments			419,311	46,100		465,411
Expenses related to early retirement of debt		11,626	2,067			13,693
Changes in operating assets and liabilities:
Decrease in inventory			377,146	112,067		489,213
Origination of mortgage loans				(571,158)		(571,158)
Sale of mortgage loans				577,263		577,263
Decrease (increase) in receivables, prepaid expenses and other assets	508,224	(439,154)	185,744	16,228	(250,997)	20,045
Decrease in customer deposits			(22,842)	(22,864)		(45,706)
Decrease in accounts payable and accrued expenses	(4,979)	(249)	(111,030)	(35,388)	2,581	(149,065)
Increase in income tax refund recoverable	(161,840)					(161,840)
Decrease in current income taxes payable	(22,972)					(22,972)

Net cash provided by (used in) operating activities	(45,491)	(425,125)	642,004	111,803	—	283,191

Cash flow used in investing activities:
Purchase of property and equipment, net			(2,719)			(2,712)
Purchase of marketable securities			(101,324)			(101,324)
Investments in and advances to unconsolidated entities			(31,342)			(31,342)
Return of investment in unconsolidated entities			3,205			3,205

Net cash used in investing activities	—	—	(132,180)	—	—	(132,173)

Cash flow provided by (used in) financing activities:
Proceeds from issuance of senior notes		635,765				635,765
Proceeds from loans payable				636,975		636,975
Principal payments of loans payable			(28,587)	(757,296)		(785,883)
Redemption of senior subordinated notes			(296,503)			(296,503)
Redemption of senior notes		(210,640)				(210,640)
Proceeds from stock-based benefit plans	22,147					22,147
Excess tax benefit from stock-based compensation	24,817					24,817
Purchase of treasury stock	(1,473)					(1,473)
Change in noncontrolling interest				(2,000)		(2,000)

Net cash provided by (used in) financing activities	45,491	425,125	(325,090)	(122,321)	—	23,205

Net increase (decrease) in cash and cash equivalents	—	—	184,734	(10,511)	—	174,223
Cash and cash equivalents, beginning of period			1,515,617	117,878		1,633,495

Cash and cash equivalents, end of period	—	—	1,700,351	107,367	—	1,807,718

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2008

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flow provided by (used in) operating activities:
Net loss	(297,810)		(269,966)	(60,711)	330,677	(297,810)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Inventory impairments			634,491	10,500		644,991
Impairment of investment in unconsolidated entities			93,192	107,460		200,652
(Loss) earnings from unconsolidated entities			(14,408)	149		(14,259)
Distributions of earnings from unconsolidated entities			41,937			41,937
Depreciation and amortization		1,831	25,682	820		28,333
Stock-based compensation	23,255					23,255
Excess tax benefit from stock-based compensation	(25,780)					(25,780)
Deferred tax benefit	(259,856)					(259,856)
Deferred tax valuation allowance	24,050					24,050
Goodwill impairment charge			3,233			3,233
Deconsolidation of majority-owned joint venture				(31)		(31)
Changes in operating assets and liabilities:
Decrease (increase) in inventory			715,551	(52,782)		662,769
Origination of mortgage loans				(896,365)		(896,365)
Sale of mortgage loans				940,299		940,299
Decrease in contracts receivable			45,472	1,053		46,525
Decrease (increase) in receivables, prepaid expenses and other assets	521,100	(1,086)	(198,897)	31,638	(334,017)	18,738
Decrease in customer deposits			(104,827)	(4,283)		(109,110)
Decrease in accounts payable and accrued expenses	(16,379)	(745)	(138,310)	(42,333)	3,340	(194,427)
Decrease in current income taxes payable	(10,348)					(10,348)

Net cash provided by (used in) operating activities	(41,768)	—	833,150	35,414	—	826,796

Cash flow used in investing activities:
Purchase of property and equipment, net			(7,768)	(390)		(8,158)
Purchase of marketable securities			(1,239,715)	(228,725)		(1,468,440)
Sale of marketable securities			1,234,762	228,725		1,463,487
Investments in and advances to unconsolidated entities			(28,236)	(26,551)		(54,787)
Return of investment in unconsolidated entities			3,268			3,268

Net cash used in investing activities	—	—	(37,689)	(26,941)	—	(64,630)

Cash flow (used in) provided by financing activities:
Proceeds from loans payable			533	994,300		994,833
Principal payments of loans payable			(57,268)	(1,001,344)		(1,058,612)
Redemption of senior subordinated notes			(7,000)			(7,000)
Proceeds from stock-based benefit plans	17,982					17,982
Excess tax benefit from stock-based compensation	25,780					25,780
Purchase of treasury stock	(1,994)					(1,994)
Change in minority interest				3		3

Net cash (used in) provided by financing activities	41,768	—	(63,735)	(7,041)	—	(29,008)

Net increase in cash and cash equivalents	—	—	731,726	1,432	—	733,158
Cash and cash equivalents, beginning of period			783,891	116,446		900,337

Cash and cash equivalents, end of period	—	—	1,515,617	117,878	—	1,633,495

20. Summary Consolidated Quarterly Financial Data (Unaudited)
The table below provides summary income statement data for each quarter of fiscal 2010 and 2009 (Amounts in thousands, except per share data).

	Three Months Ended,
	October 31	July 31	April 30	January 31
Fiscal 2010
Revenue	$402,600	$454,202	$311,271	$326,698
Gross profit	$35,448	$61,786	$5,532	$8,930
(Loss) income before income taxes	$(9,467)	$823	$(51,789)	$(56,754)
Net income (loss)	$50,479	$27,302	$(40,401)	$(40,754)
Income (loss) per share (1)
Basic	$0.30	$0.16	$(0.24)	$(0.25)
Diluted	$0.30	$0.16	$(0.24)	$(0.25)
Weighted-average number of shares
Basic	166,269	165,752	165,407	165,237
Diluted (2)	167,777	167,658	165,407	165,237

Fiscal 2009
Revenue	$486,585	$461,375	$398,327	$409,023
Gross loss	$(19,439)	$(50,173)	$(49,433)	$(76,957)
Loss before income taxes	$(106,736)	$(111,264)	$(121,904)	$(156,561)
Net loss	$(111,434)	$(472,331)	$(83,165)	$(88,895)
Loss per share (1)
Basic	$(0.68)	$(2.93)	$(0.52)	$(0.55)
Diluted	$(0.68)	$(2.93)	$(0.52)	$(0.55)
Weighted-average number of shares
Basic	163,117	161,245	161,134	160,700
Diluted (2)	163,117	161,245	161,134	160,700

(1)	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

(2)	For the three months ended April 30, 2010 and January 31, 2010 and for each quarter in fiscal 2009, there were no incremental shares attributed to outstanding options to purchase common stock because the Company reported a net loss for each period, and any incremental shares would be anti-dilutive.