Form 10-Q
period 2011-01-31
TOLL BROTHERS INC
filed 2011-03-08
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011
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
At March 1, 2011, there were approximately 166,838,000 shares of Common Stock, $.01 par value, outstanding.

TOLL BROTHERS, INC. AND SUBSIDIARIES

Page No.

Statement on Forward-Looking Information	1

PART I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at January 31, 2011 (Unaudited) and October 31, 2010	2

Condensed Consolidated Statements of Operations for the Three Months Ended January 31, 2011 and 2010 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Three Months Ended January 31, 2011 and 2010 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42

Item 4. Controls and Procedures	43

PART II. Other Information

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 6. Exhibits	45

SIGNATURES	46

Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

STATEMENT ON FORWARD-LOOKING INFORMATION
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to estimates or other expectations regarding future events. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements may include, but are not limited to, information related to: anticipated operating results; home deliveries; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues; selling, general and administrative expenses; interest expense; inventory write-downs; unrecognized tax benefits; anticipated tax refunds; sales paces; effects of home buyer cancellations; growth and expansion; joint ventures in which we are involved; anticipated income or benefits to be realized from our investments in unconsolidated entities; the ability to acquire land and pursue real estate opportunities; the ability to gain approvals and to open new communities; the ability to sell homes and properties; the ability to deliver homes from backlog; the ability to secure materials and subcontractors; the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; legal proceedings and claims.
From time to time, forward-looking statements also are included in our Form 10-K and other periodic reports on Forms 10-Q and 8-K, in press releases, in presentations, on our web site and in other materials released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties, including, without limitation, those mentioned in this report or in other reports, and those included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2010. Consequently, actual results may differ materially from those that might be anticipated from our forward looking statements. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.
When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires. Reference herein to “fiscal 2011”, and to “fiscal 2010,” “fiscal 2009,” and “fiscal 2008” refer to our fiscal year ending October 31, 2011, and our fiscal years ended October 31, 2010, October 31, 2009, and October 31, 2008, respectively.
Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	January 31,	October 31,
	2011	2010
	(unaudited)
ASSETS
Cash and cash equivalents	$886,599	$1,039,060
Marketable securities	214,431	197,867
Restricted cash	52,408	60,906
Inventory	3,360,437	3,241,725
Property, construction and office equipment, net	101,382	79,916
Receivables, prepaid expenses and other assets	89,241	97,039
Mortgage loans receivable	40,863	93,644
Customer deposits held in escrow	16,694	21,366
Investments in and advances to unconsolidated entities	157,775	198,442
Income tax refund recoverable	141,590	141,590

	$5,061,420	$5,171,555

LIABILITIES AND EQUITY
Liabilities
Loans payable	$104,389	$94,491
Senior notes	1,544,588	1,544,110
Mortgage company warehouse loan	19,410	72,367
Customer deposits	74,761	77,156
Accounts payable	83,612	91,738
Accrued expenses	522,033	570,321
Income taxes payable	142,210	162,359

Total liabilities	2,491,003	2,612,542

Equity
Stockholders’ equity
Preferred stock, none issued
Common stock, 166,821 and 166,413 shares issued at January 31, 2011 and October 31, 2010, respectively	1,668	1,664
Additional paid-in capital	367,792	360,006
Retained earnings	2,197,873	2,194,456
Treasury stock, at cost — 7 and 5 shares at January 31, 2011 and October 31, 2010, respectively	(131)	(96)
Accumulated other comprehensive loss	(340)	(577)

Total stockholders’ equity	2,566,862	2,555,453
Noncontrolling interest	3,555	3,560

Total equity	2,570,417	2,559,013

	$5,061,420	$5,171,555

See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended
	January 31,
	2011	2010
Revenues	$334,116	$326,698

Cost of revenues	281,965	317,487
Selling, general and administrative	61,251	67,273
Interest expense	1,112	7,257

	344,328	392,017

Loss from operations	(10,212)	(65,319)
Other:
(Loss) income from unconsolidated entities	(11,002)	366
Interest and other	4,167	8,233
Expenses related to early retirement of debt		(34)

Loss before income tax benefit	(17,047)	(56,754)
Income tax benefit	(20,464)	(16,000)

Net income (loss)	$3,417	$(40,754)

Income (loss) per share:
Basic	$0.02	$(0.25)

Diluted	$0.02	$(0.25)

Weighted average number of shares:
Basic	166,677	165,237
Diluted	168,121	165,237
See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended January 31,
	2011	2010
Cash flow used in operating activities:
Net income (loss)	$3,417	$(40,754)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,387	4,486
Stock-based compensation	5,373	4,944
Excess tax benefits from stock-based compensation		(2,694)
Impairments of investments in unconsolidated entities	20,000
Income from unconsolidated entities	(8,998)	(366)
Distributions of earnings from unconsolidated entities	2,793
Deferred tax benefit	(6,589)	(14,840)
Deferred tax valuation allowances	6,589	14,840
Inventory impairments	5,126	33,381
Change in fair value of mortgage loans receivable and derivative instruments	714
Expenses related to early retirement of debt		34
Changes in operating assets and liabilities
Increase in inventory	(120,875)	(52,262)
Origination of mortgage loans	(182,659)	(123,682)
Sale of mortgage loans	233,891	135,359
Decrease in restricted cash	8,498
Decrease in receivables, prepaid expenses and other assets	7,937	3,452
Increase (decrease) in customer deposits	2,277	(3,766)
Decrease in accounts payable and accrued expenses	(38,987)	(14,409)
Increase in income tax refund recoverable		(20,437)
(Decrease) increase in income taxes payable	(20,082)	4,256

Net cash used in operating activities	(77,188)	(72,458)

Cash flow used in investing activities:
Purchase of property and equipment — net	(4,281)	(276)
Purchase of marketable securities	(119,238)	(85,450)
Sale and redemption of marketable securities	102,500
Investment in and advances to unconsolidated entities		(4,952)
Return of investments in unconsolidated entities	6,305	700

Net cash used in investing activities	(14,714)	(89,978)

Cash flow used in financing activities:
Proceeds from loans payable	266,035	178,437
Principal payments of loans payable	(329,754)	(213,273)
Redemption of senior subordinated notes		(47,872)
Proceeds from stock-based benefit plans	3,323	2,844
Excess tax benefits from stock-based compensation		2,694
Purchase of treasury stock	(163)	(142)

Net cash used in financing activities	(60,559)	(77,312)

Net decrease in cash and cash equivalents	(152,461)	(239,748)
Cash and cash equivalents, beginning of year	1,039,060	1,807,718

Cash and cash equivalents, end of year	$886,599	$1,567,970

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2010 balance sheet amounts and disclosures included herein have been derived from the Company’s October 31, 2010 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, the Company suggests that they be read in conjunction with the consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended October 31, 2010. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of January 31, 2011, the results of its operations for the three-month periods ended January 31, 2011 and 2010, and its cash flows for the three-month periods ended January 31, 2011 and 2010. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
Inventory
Inventory is stated at cost unless an impairment exists, in which case it is written down to fair value in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment” (“ASC 360”). In addition to direct land acquisition costs, land development costs and home construction costs, costs also include interest, real estate taxes and direct overhead related to development and construction, which are capitalized to inventory during the period beginning with the commencement of development and ending with the completion of construction. For those communities that have been temporarily closed, no additional capitalized interest is allocated to a community’s inventory until it re-opens. While the community remains closed, carrying costs such as real estate taxes are expensed as incurred.
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
Once a parcel of land has been approved for development and the Company opens one of its typical communities, it may take four to five years to fully develop, sell and deliver all the homes in such community. Longer or shorter time periods are possible depending on the number of home sites in a community and the sales and delivery pace of the homes in a community. The Company’s master planned communities, consisting of several smaller communities, may take up to ten years or more to complete. Because the Company’s inventory is considered a long-lived asset under GAAP, the Company is required, under ASC 360, to regularly review the carrying value of each community and write down the value of those communities for which it believes the values have been impaired.
Current Communities: When the profitability of a current community deteriorates, the sales pace declines significantly or some other factor indicates a possible impairment in the recoverability of the asset, the asset is reviewed for impairment by comparing the estimated future undiscounted cash flow for the community to its carrying value. If the estimated future undiscounted cash flow is less than the community’s carrying value, the carrying value is written down to its estimated fair value. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. The impairment is charged to cost of revenues in the period in which the impairment is determined. In estimating the future undiscounted cash flow of a community, the Company uses various estimates such as: (a) the expected sales pace in a community, based upon general economic conditions that will have a short-

term or long-term impact on the market in which the community is located and on competition within the market, including the number of home sites available and pricing and incentives being offered in other communities owned by the Company or by other builders; (b) the expected sales prices and sales incentives to be offered in a community; (c) costs expended to date and expected to be incurred in the future, including, but not limited to, land and land development costs, home construction costs, interest costs and overhead costs; (d) alternative product offerings that may be offered in a community that will have an impact on sales pace, sales price, building cost or the number of homes that can be built on a particular site; and (e) alternative uses for the property such as the possibility of a sale of the entire community to another builder or the sale of individual home sites.
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
Variable Interest Entities: The Company has a significant number of land purchase contracts and several investments in unconsolidated entities which it evaluates in accordance with ASC 810, “Consolidation” (“ASC 810”). The Company analyzes its land purchase contracts and the unconsolidated entities in which it has an investment to determine whether the land sellers and unconsolidated entities are variable interest entities (“VIEs”) and, if so, whether the Company is the primary beneficiary. If the Company is determined to be the primary beneficiary of the VIE, it must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE.
Fair Value Disclosures
The Company uses ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), to measure the fair value of certain assets and liabilities. ASC 820 provides a framework for measuring fair value in accordance with GAAP, establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value and requires certain disclosures about fair value measurements.
In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-6, “Improving Disclosure about Fair Value Measurements,” (“ASU 2010-6”), which amends ASC 820 to increase disclosure requirements regarding recurring and non-recurring fair value measurements. The Company adopted ASU 2010-6 as of February 1, 2010, except for the disclosures about Level 3 fair value disclosures which will be effective for the Company on November 1, 2011. The adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

The fair value hierarchy is summarized below:
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
Recent Accounting Pronouncements
In June 2009, the FASB revised its authoritative guidance in ASC 860, “Transfers and Servicing” (“ASC 860”). The amendment eliminated the concept of a qualifying special-purpose entity, created more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarified other sale-accounting criteria, and changed the initial measurement of a transferor’s interest in transferred financial assets. The amendment was adopted by the Company for its fiscal year beginning November 1, 2010. The adoption has not had a material impact on the Company’s consolidated financial position, results of operations and cash flows.
In June 2009, the FASB revised its authoritative guidance for determining the primary beneficiary of a VIE. In December 2009, the FASB issued Accounting Standards Update No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which provides amendments to ASC 810 to reflect the revised guidance for consolidation purposes. The amendments to ASC 810 replace the quantitative-based risk and rewards calculation for determining which reporting entity, if any, has a controlling interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and has either the obligation to absorb losses of the entity or the right to receive benefits from the entity. The Company adopted the amended provisions for its fiscal year beginning November 1, 2010. The adoption of the amended provisions of ASC 810 has not had a material effect on the Company’s consolidated financial position or results of operations.
Reclassification
In order to provide attractive mortgage financing to its home buyers, the Company’s homebuilding operations subsidize the Company’s mortgage subsidiary. In the quarter ending January 31, 2011, the Company determined that the amount of subsidies in fiscal 2010 were in excess of the mortgage company’s costs and have reclassified the excess from interest and other income to cost of revenues. The table below provides information for each fiscal quarter of fiscal 2010 ($ amounts in thousands).

	Cost of revenues			Interest and other income
	As reported	Reclassified		As reported	Reclassified
			$ change			$ change
Three months ended:	$	$	(decrease)	$	$	(decrease)
January 31	317,768	317,487	(281)	8,514	8,233	(281)
April 30	305,739	305,583	(156)	7,155	6,999	(156)
July 31	392,416	389,505	(2,911)	8,813	5,902	(2,911)
October 31	367,152	363,983	(3,169)	10,348	7,179	(3,169)
The above reclassifications of cost of revenues resulted in a decrease in the Company’s Loss from operations.
Certain other prior period amounts have been reclassified to conform to the fiscal 2011 presentation.

2. Inventory
Inventory at January 31, 2011 and October 31, 2010 consisted of the following (amounts in thousands):

	January 31,	October 31,
	2011	2010
Land controlled for future communities	$47,634	$31,899
Land owned for future communities	990,740	923,972
Operating communities	2,322,063	2,285,854

	$3,360,437	$3,241,725

Operating communities include communities offering homes for sale, communities that have sold all available home sites but have not completed delivery of the homes, communities that were previously offering homes for sale but are temporarily closed due to business conditions or non-availability of improved home sites and that are expected to reopen within twelve months of the end of the fiscal year being reported on, and communities preparing to open for sale. Communities that were previously offering homes for sale but are temporarily closed due to business conditions that do not have any remaining backlog and are not expected to reopen within twelve months of the end of the fiscal period being reported on have been classified as land owned for future communities. The carrying value attributable to operating communities includes the cost of homes under construction, land and land development costs, the carrying cost of home sites in current and future phases of these communities and the carrying cost of model homes, less impairment charges recognized against the communities.
Information regarding the classification, number and carrying value of these temporarily closed communities at January 31, 2011 and October 31, 2010 is provided in the table below.

	January 31,	October 31,
	2011	2010
Land owned for future communities:
Number of communities	33	36
Carrying value (in thousands)	$174,989	$212,882
Operating communities:
Number of communities	15	13
Carrying value (in thousands)	$117,134	$78,100
During the three-month period ended January 31, 2011, the Company reclassified $20.0 million of inventory related to commercial retail space located in one of its high-rise projects to property, construction and office equipment. The $20.0 million was reclassified due to the completion of construction of the facilities and the substantial completion of the high-rise project of which the facilities are a part.
The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable in the three-month periods ended January 31, 2011 and 2010 as shown in the table below (amounts in thousands).

Charge (recovery)	2011	2010
Land controlled for future communities	$(349)	$1,631
Land owned for future communities		9,000
Operating communities	5,475	22,750

	$5,126	$33,381

The recovery in the three-month period ended January 31, 2011 represents reversal of certain previously accrued costs.
The Company reviews the profitability of each of its operating communities during each fiscal quarter. For those communities operating below certain profitability thresholds, or where other negative factors, such as a decline in market or economic conditions in the market in which the community is located, high cancellation rates or a significant increase in speculative inventory in the community or in the market in general, exist, and the undiscounted cash flow is less than the carrying value, the Company determines the estimated fair value of those communities and adjusts the carrying value of the communities to their estimated fair values in accordance with ASC 360.

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

		Impaired operating communities
			Fair value of
	Number of		communities,
	operating		net of
	communities	Number of	impairment	Impairment
Three months ended:	tested	communities	charges	charges
Fiscal 2011:
January 31	143	6	$56.1	$5.5

Fiscal 2010:
January 31	260	14	$60.5	$22.8
April 30	161	7	$53.6	15.0
July 31	155	7	$21.5	6.6
October 31	144	12	$39.2	9.1

				$53.5

At January 31, 2011, the Company evaluated its land purchase contracts to determine if any of the selling entities were VIEs and, if they were, whether the Company was the primary beneficiary of any of them. Under these land purchase contracts, the Company does not possess legal title to the land and its risk is generally limited to deposits paid to the sellers and the creditors of the sellers generally have no recourse against the Company. At January 31, 2011, the Company determined that 35 land purchase contracts, with an aggregate purchase price of $303.8 million, on which it had made aggregate deposits totaling $12.9 million, were VIEs, and that it was not the primary beneficiary of any VIE related to its land purchase contracts.
The Company capitalizes certain interest costs to qualified inventory during the communities’ development and construction periods in accordance with ASC 835-20. Capitalized interest is charged to cost of revenues when the related inventory is delivered. Interest incurred on homebuilding indebtedness in excess of qualified inventory, as defined in ASC 835-20, is charged directly to the statements of operations in the period incurred.
Interest incurred, capitalized and expensed for the three-month periods ended January 31, 2011 and 2010 was as follows (amounts in thousands):

	2011	2010
Interest capitalized, beginning of period	$267,278	$259,818
Interest incurred	29,716	29,689
Interest expensed to cost of revenues	(18,082)	(17,253)
Interest directly expensed to statement of operations	(1,112)	(7,257)
Write-off against other income	(70)	(104)

Interest capitalized, end of period	$277,730	$264,893

Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. The amounts included in the table directly above reflect the gross amount of capitalized interest without allocation of any impairment charges recognized. The Company estimates that, had inventory impairment charges been allocated on a pro rata basis to the individual components of inventory, capitalized interest at January 31, 2011 and 2010 would have been reduced by approximately $53.8 million and $58.7 million, respectively.

3. Investments in and Advances to Unconsolidated Entities
Development Joint Ventures
The Company has investments in, and advances to, a number of joint ventures with unrelated parties to develop land (“Development Joint Ventures”). Some of these Development Joint Ventures develop land for the sole use of the venture participants, including the Company, and others develop land for sale to the joint venture participants and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites by Development Joint Ventures to other builders. With regard to home sites the Company purchases from the Development Joint Ventures, the Company reduces its cost basis in those home sites by its share of the earnings on the home sites. At January 31, 2011, the Company had approximately $18.7 million, net of impairment charges, invested in or advanced to Development Joint Ventures. In addition, the Company has a funding commitment of $3.5 million to one Development Joint Venture, should an additional investment in that venture be required.
As of January 31, 2011, the Company had recognized cumulative impairment charges in connection with its current Development Joint Ventures of $144.2 million. These impairment charges are attributable to investments in certain Development Joint Ventures where the Company determined there was a loss in value in the investment that was other than temporary. The Company recognized an impairment charge in connection with its Development Joint Ventures of $20.0 million in the three-month period ended January 31, 2011. The Company did not recognize any impairment charges in connection with the Development Joint Ventures in the three-month period ended January 31, 2010.
At January 31, 2011, the Development Joint Ventures had aggregate loan commitments of $763.2 million and had approximately $763.2 million borrowed against these commitments, including amounts related to litigation discussed below. These loans are non-recourse to the Company; however, with respect to loans obtained by some of the Development Joint Ventures, the Company executed completion guarantees and conditional repayment guarantees. The obligations under such completion guarantees and conditional repayment guarantees are several and not joint, and are limited to the Company’s pro-rata share of the loan obligations of each such Development Joint Venture.
In October 2008, the lending syndicate for one of the Development Joint Ventures completed a foreclosure on the land owned by that Development Joint Venture and filed a lawsuit against its members, including the parent companies of the members, seeking to recover damages under the completion guarantees. As noted above, each of the completion guarantees delivered by the members of that Development Joint Venture is several and not joint; therefore, the liability of the Company is limited to the Company’s pro-rata share of damages, if any, awarded under such completion guarantees. In March 2011, the parties to this litigation executed a settlement agreement.
In December 2008, the lending syndicate for another Development Joint Venture filed separate lawsuits against the members of the Development Joint Venture and their parent companies, seeking to recover damages under the completion guarantees and damages allegedly caused by the venture’s failure to repay the lenders. In December 2010, three of the lenders in this syndicate filed an involuntary bankruptcy petition against this joint venture entity. In February 2011, the bankruptcy court entered an order for relief and ordered the appointment of a bankruptcy trustee; the joint venture is appealing the bankruptcy court’s order.
As of January 31, 2011, the Company estimates the maximum gross potential liability under the joint ventures described above, net of amounts that the Company has accrued, is approximately $38.4 million, a portion of which would be allocated to the carrying value of the land acquired.
The Company does not believe that the expected resolution of the above matters related to the Development Joint Ventures will have a material impact on the Company’s results of operations, cash flows and financial condition.

Planned Community Joint Ventures
The Company is a participant in a joint venture with an unrelated party to develop a single master planned community (the “Planned Community Joint Venture”). At January 31, 2011, the Company had an investment of $51.4 million in this Planned Community Joint Venture. At January 31, 2011, each participant had agreed to contribute additional funds up to $8.3 million if required. If a participant fails to make a required capital contribution, the other participant may make the additional contribution and diminish the non-contributing participant’s ownership interest. At January 31, 2011, this joint venture did not have any indebtedness.
Condominium Joint Ventures
At January 31, 2011, the Company had an aggregate of $45.9 million of investments in four joint ventures with unrelated parties to develop luxury condominium projects, including for-sale residential units and commercial space (“Condominium Joint Ventures”). At January 31, 2011, the Condominium Joint Ventures had aggregate loan commitments of $133.9 million, against which approximately $127.0 million had been borrowed.
As of January 31, 2011, the Company had recognized cumulative impairment charges against its investments in the Condominium Joint Ventures and its pro-rata share of impairment charges recognized by these Condominium Joint Ventures in the amount of $31.2 million. The Company did not recognize any impairment charges in connection with its Condominium Joint Ventures in three-month periods ended January 31, 2011 and 2010. At January 31, 2011, the Company did not have any commitments to make contributions to any Condominium Joint Venture.
Structured Asset Joint Venture
In July 2010, the Company invested $29.1 million in a joint venture in which it is a 20% participant with two unrelated parties to purchase a 40% interest in an entity that owns and controls a portfolio of loans and real estate (“Structured Asset Joint Venture”). At January 31, 2011, the Company had an investment of $29.9 million in this Structured Asset Joint Venture. At January 31, 2011, the Company did not have any commitments to make additional contributions to the joint venture and has not guaranteed any of the joint venture’s liabilities. If the joint venture needs additional capital and a participant fails to make a requested capital contribution, the other participant may make a contribution in consideration for a preferred return or may make the additional capital contribution and diminish the non-contributing participant’s ownership interest.
Toll Brothers Realty Trust and Trust II
In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust II (“Trust II”) to be in a position to take advantage of commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by an affiliate of PASERS. At January 31, 2011, the Company had an investment of $11.7 million in Trust II. Prior to the formation of Trust II, the Company formed Toll Brothers Realty Trust (the “Trust”) in 1998 to take advantage of commercial real estate opportunities. The Trust is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Zvi Barzilay (and members of his family), Douglas C. Yearley, Jr. and former members of the Company’s senior management; and one-third by an affiliate of the Pennsylvania State Employees Retirement System (collectively, the “Shareholders”). As of January 31, 2011, the Company had a net investment in the Trust of $171,000. The Company provides development, finance and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $0.5 million in each of the three-month periods ended January 31, 2011 and 2010. The Company believes that the transactions between itself and the Trust were on terms no less favorable than it would have agreed to with unrelated parties.
General
At January 31, 2011, the Company had accrued $68.1 million of its aggregate exposure with respect to the Development Joint Ventures, the Planned Community Joint Venture, the Condominium Joint Ventures and the Structured Asset Joint Venture. The Company’s investments in these entities are accounted for using the equity method. The Company recognized $20.0 million of impairment charges related to its investments in and advances to unconsolidated entities in the three-month period ended January 31, 2011. The Company did not recognize any impairment charges related to its investments in and advances to unconsolidated entities in the fiscal 2010 period. Impairment charges related to these entities are included in “(Loss) income from unconsolidated entities” in the Company’s Condensed Consolidated Statements of Operations.

4. Accrued Expenses
Accrued expenses at January 31, 2011 and October 31, 2010 consisted of the following (amounts in thousands):

	January 31,	October 31,
	2011	2010
Land, land development and construction	$101,297	$110,301
Compensation and employee benefits	80,443	95,107
Insurance and litigation	140,267	143,421
Commitments to unconsolidated entities	68,114	88,121
Warranty	45,928	45,835
Interest	31,550	26,998
Other	54,434	60,538

	$522,033	$570,321

The Company accrues for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Costs are accrued based upon historical experience. Changes in the warranty accrual for three-month periods ended January 31, 2011 and 2010 were as follows (amounts in thousands):

	2011	2010
Balance, beginning of period	$45,835	$53,937
Additions — homes closed during the period	1,929	2,076
(Decrease) increase in accruals for homes closed in prior periods	(66)	453
Charges incurred	(1,770)	(3,107)

Balance, end of period	$45,928	$53,359

5. Employee Retirement Plans
The Company has two unfunded supplemental retirement plans for certain employees. For the three-month periods ended January 31, 2011 and 2010, the Company recognized costs and made payments related to its supplemental retirement plans as follows (amounts in thousands):

	2011	2010
Service cost	$76	$61
Interest cost	323	347
Amortization of prior service obligation	173	307

Total costs	$572	$715

Benefits paid	$34	$34

6. Income Taxes
A reconciliation of the Company’s effective tax rate from the federal statutory tax rate for the three months ended January 31, 2011 and 2010 is set forth in the table below (amounts in thousands).

	2011		2010
	$	%*	$	%*
Federal tax (benefit) provision at statutory rate	(5,966)	(35.0)	(19,864)	(35.0)
State taxes, net of federal benefit	(554)	(3.3)	(1,844)	(3.3)
Reversal of state tax provisions — finalization of audits	(2,340)	(13.7)
Reversal of accrual for uncertain tax positions	(17,954)	(105.3)
Valuation allowance — recognized	7,027	41.2	14,840	26.1
Valuation allowance — reversed	(1,260)	(7.4)	(11,407)	(20.1)
Accrued interest on anticipated tax assessments	813	4.8	2,438	4.3
Other	(230)	(1.3)	(163)	(0.2)

Tax provision (benefit)	(20,464)	(120.0)	(16,000)	(28.2)

*	Due to rounding, amounts may not add.

The Company currently operates in 19 states and is subject to taxation in various state jurisdictions. The Company estimates its state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction and the Company’s ability to utilize certain tax-saving strategies. Based on the Company’s estimate of the allocation of income or loss, as the case may be, among the various taxing jurisdictions and changes in tax regulations and their impact on the Company’s tax strategies, the Company’s estimated rate for state income taxes was 5.0% for fiscal 2011 and 2010.
A reconciliation of the change in the unrecognized tax benefits for the three months ended January 31, 2011 and 2010 is set forth in the table below (amounts in thousands).

	2011	2010
Balance, November 1,	$160,446	$171,366
Increase in benefit as a result of tax positions taken in prior years	1,250	2,750
Increase in benefit as a result of tax positions taken in current year		1,000
Decrease in benefit as a result of resolution of uncertain tax positions	(17,954)
Decrease in benefit as a result of completion of tax audits	(3,600)

Balance, January 31,	$140,142	$175,116

The Company’s unrecognized tax benefits are included in “Income taxes payable” on the Company’s Condensed Consolidated Balance Sheets. If these unrecognized tax benefits reverse in the future, they would have a beneficial impact on the Company’s effective tax rate at that time. During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will change. The anticipated changes will be principally due to expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken and the accrual of estimated interest and penalties.
The Company recognizes in its tax benefit, potential interest and penalties. Information as to the amounts recognized in its tax benefit, before reduction for applicable taxes and reversal of previously accrued interest and penalties, potential interest and penalties in the three-month period ended January 31, 2011 and 2010, and the amounts accrued for potential interest and penalties at January 31, 2011 and October 31, 2010 is set forth in the table below (amounts in thousands).

Recognized in statements of operations:
Three-month period ended January 31, 2011	$1,250
Three-month period ended January 31, 2010	$2,750

Accrued at:
January 31, 2011	$25,750
October 31, 2010	$39,209
The Company is allowed to carry forward tax losses for 20 years and apply such tax losses to future taxable income to realize federal deferred tax assets. As of January 31, 2011, the Company had approximately $10.0 million of tax loss carryforwards, resulting from losses that it recognized on its fiscal 2009 tax return, in excess of the amount it could carry back against its fiscal 2007 federal taxable income. In addition, the Company will be able to reverse its previously recognized valuation allowances during any future period for which it reports book income before income taxes. The Company will continue to review its deferred tax assets in accordance with ASC 740 “Income Taxes”.
On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted into law. The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in a tax year ending after December 31, 2007 and beginning before January 1, 2010 to be carried back for up to five years (such losses were previously limited to a two-year carryback). This change will allow the Company to carry back its fiscal 2010 taxable losses to prior years and will allow the Company to file for a refund of previously paid federal income taxes. The Company expects to receive a tax refund in fiscal 2011 of approximately $141.6 million. This expected refund is reflected in the Company’s Condensed Consolidated Balance Sheets at January 31, 2011 and October 31, 2010.

At January 31, 2011 and October 31, 2010, the Company had recorded valuation allowances against its entire net deferred federal tax asset of $369.9 million and $364.2 million, respectively.
For state tax purposes, due to past and projected losses in certain jurisdictions where the Company does not have carryback potential and/or cannot sufficiently forecast future taxable income, the Company has recognized net cumulative valuation allowances against its state deferred tax assets of $45.0 million as of January 31, 2011 and October 31, 2010. Future valuation allowances in these jurisdictions may continue to be recognized if the Company believes it will not generate sufficient future taxable income to utilize any future state deferred tax assets.
7. Accumulated Other Comprehensive Loss and Total Comprehensive Loss
Accumulated other comprehensive loss at January 31, 2011 and October 31, 2010 was primarily related to employee retirement plans.
The components of other comprehensive income (loss) in three-month periods ended January 31, 2011 and 2010 were as follows (amounts in thousands):

	2011	2010
Net income (loss) income as reported	$3,417	$(40,754)
Changes in pension liability, net of tax provision	173	(466)
Change in fair value of available-for-sale securities	64	141

Comprehensive income (loss)	$3,654	$(41,079)

Tax benefit recognized in total comprehensive loss	—	$123

8. Stock-Based Benefit Plans
Stock Options:
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
The weighted-average assumptions and the fair value used for stock option grants for three-month periods ended January 31, 2011 and 2010 were as follows:

	2011	2010
Expected volatility	45.38% – 49.46%	46.74% – 51.41%
Weighted-average volatility	47.73%	49.51%
Risk-free interest rate	1.64% – 3.09%	2.15% – 3.47%
Expected life (years)	4.29 – 8.75	4.44 – 8.69
Dividends	none	none
Weighted-average grant date fair value per share of options granted	$7.94	$7.63

Stock compensation expense and related income tax benefits recognized for the three-month periods ended January 31, 2011 and 2010, for the twelve months ended October 31, 2010 and estimated amounts for the twelve months ended October 31, 2011 were as follows (amounts in thousands):

Three months ended January 31:	2011	2010
Stock-compensation expense recognized	$4,588	$4,909
Income tax benefit related to stock option grants	$—	$1,655

Twelve months ended October 31:	2011	2010
	(Estimated)
Stock-compensation expense recognized	$8,715	$9,332
Income tax benefit related to stock option grants	$—	$3,266
Non-Performance Based Restricted Stock Units:
In December 2010 and 2009, the Company issued restricted stock units (“RSUs”) relating to shares of the Company’s common stock to several employees. These RSUs generally vest in annual installments over a four-year period. The value of the RSUs was determined to be equal to the number of shares of the Company’s common stock to be issued pursuant to the RSUs, multiplied by the closing price of the Company’s common stock on the New York Stock Exchange (“NYSE”) on the date the RSUs were awarded. Information regarding these RSUs in the three-month periods ended January 31, 2011 and 2010 is as follows:

	2011	2010
RSUs issued:
Number issued	15,497	19,663
Closing price of Company common stock on date of issuance	$19.32	$18.38
Aggregate fair value of RSUs issued (in thousands)	$299	$361

RSU expense recognized (in thousands):
Three months ended January 31,	$27	$10

At January 31:
Aggregate outstanding RSUs	35,160	19,663
Cumulative unamortized value of RSUs (in thousands)	$496	$351
Performance Based Restricted Stock Units:
In December 2010 and 2009, the Executive Compensation Committee of the Company’s Board of Directors approved awards of performance-based restricted stock units (“Performance-Based RSUs”) relating to shares of the Company’s common stock. The Performance-Based RSUs will vest and the recipients will be entitled to receive the underlying shares if the average closing price of the Company’s common stock on the NYSE, measured over any twenty consecutive trading days ending on or prior to five years from date of issuance of the Performance-Based RSUs increases 30% or more over the closing price of the Company’s common stock on the NYSE on the date of issuance (“Target Price”); provided the recipients continue to be employed by the Company or serve on the board of directors of the Company (as applicable) as stipulated in the award document. The Company determined the aggregate value of the Performance-Based RSUs using a lattice-based option pricing model.

Information regarding the issuance, valuation assumptions, amortization and unamortized balances of the Company’s Performance-Based RSUs in fiscal 2011 and 2010 is as follows:

	2011	2010
Performance-Based RSUs issued:
Number issued	306,000	200,000
Closing price of Company common stock on date of issuance	$19.32	$18.38
Target price	$25.12	$23.89
Volatility	48.22%	49.92%
Risk-free interest rate	1.99%	2.43%
Expected life	3.0 years	3.0 years
Aggregate fair value of Performance-Based RSUs issued (in thousands)	$4,994	$3,160

Performance-Based RSU expense recognized (in thousands):
Three months ended January 31,	$752	$421

At January 31:
Aggregate outstanding Performance-Based RSUs	706,000	400,000
Cumulative unamortized value of Performance-Based RSUs (in thousands)	$7,878	$5,336
9. Fair Value Disclosures
A summary of assets and (liabilities) at January 31, 2011 and October 31, 2010 related to the Company’s financial instruments, measured at fair value on a recurring basis, is set forth below (amounts in thousands).

		Fair value
	Fair value	January 31,	October 31,
Financial Instrument	hierarchy	2011	2010
U.S. Treasury Securities	Level 1	$85,252	$175,370
U.S. Agency Securities	Level 1	$89,230	$22,497
Corporate Securities	Level 1	$29,221
Pre-refunded Municipal Securities	Level 1	$10,728
Residential Mortgage Loans Held for Sale	Level 2	$40,863	$93,644
Forward Loan Commitments — Residential Mortgage Loans Held for Sale	Level 2	$376	$(459)
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(1,092)	$130
Forward Loan Commitments — IRLCs	Level 2	$1,092	$(130)
At January 31, 2011 and October 31, 2010, the carrying value of cash and cash equivalents and restricted cash approximate fair value.
At the end of the reporting period, the Company determines the fair value of its mortgage loans held for sale and the forward loan commitments it has entered into as a hedge against the interest rate risk of its mortgage loans using the market approach to determine fair value. The evaluation is based on the current market pricing of mortgage loans with similar terms and values as of the reporting date and by applying such pricing to the mortgage loan portfolio. The Company recognizes the difference between the fair value and the unpaid principal balance of mortgage loans held for sale as a gain or loss. In addition, the Company recognizes the fair value of its forward loan commitment as a gain or loss. These gains and losses are included in interest and other income. Interest income on mortgage loans held for sale is calculated based upon the stated interest rate of each loan and is included in “interest and other income”.

The table below provides, for the periods indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale as of the date indicated (amounts in thousands).

	Aggregate
	unpaid principal
	balance	Fair value	Excess
January 31, 2011	$40,850	$40,863	$13
January 31, 2010	$31,472	$31,647	$175
IRLCs represent individual borrower agreements that commit the Company to lend at a specified price for a specified period as long as there is no violation of any condition established in the commitment contract. These commitments have varying degrees of interest rate risk. The Company utilizes best-efforts forward loan commitments (“Forward Commitments”) to hedge the interest rate risk of the IRLCs and residential mortgage loans held for sale. Forward Commitments represent contracts with third-party investors for the future delivery of loans whereby the Company agrees to make delivery at a specified future date at a specified price. The IRLCs and Forward Commitments are considered derivative financial instruments under ASC 815, “Derivatives and Hedging”, which requires derivative financial instruments to be recorded at fair value. The Company estimates the fair value of such commitments based on the estimated fair value of the underlying mortgage loan and, in the case of IRLCs, the probability that the mortgage loan will fund within the terms of the IRLC. To manage the risk of nonperformance of investors regarding the Forward Commitments, the Company assesses the credit worthiness of the investors on a periodic basis.
As of January 31, 2011 and October 31, 2010, the amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of marketable securities were as follows (in thousands):

	January 31,	October 31,
	2011	2010
Amortized cost	$214,273	$197,699
Gross unrealized holding gains	$191	$180
Gross unrealized holding losses	$33	$12
Fair value	$214,431	$197,867
The remaining contractual maturities of marketable securities as of January 31, 2011 ranged from less than one month to 13 months.
The Company recognizes inventory impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory was determined using Level 3 criteria. See Note 1, Significant Accounting Policies, “Inventory” for additional information regarding the Company’s methodology on determining fair value. The table below provides, for the periods indicated, the fair value of inventory whose carrying value was adjusted and the amount of impairment charges recognized (amounts in thousands).

	Fair value of	Impairment
	inventory, net	charges
Three months ended:	of impairment	recognized
January 31, 2011	$56,105	$5,475
January 31, 2010	$82,500	$31,750
The book value and estimated fair value of the Company’s debt at January 31, 2011 and October 31, 2010 was as follows (amounts in thousands):

	January 31, 2011		October 31, 2010
		Estimated		Estimated
	Book value	fair value	Book value	fair value
Loans payable (a)	$104,389	$94,829	$94,491	$87,751
Senior notes (b)	1,554,460	1,663,777	1,554,460	1,679,052
Mortgage company warehouse loan (c)	19,410	19,410	72,367	72,367

	$1,678,259	$1,778,017	$1,721,318	$1,839,170

(a)	The estimated fair value of loans payable was based upon the interest rates that the Company believed were available to it for loans with similar terms and remaining maturities as of the applicable valuation date.

(b)	The estimated fair value of the Company’s senior notes is based upon their indicated market prices.

(c)	The Company believes that the carrying value of its mortgage company loan borrowings approximates their fair value.

10. Income (Loss) per Share Information
Information pertaining to the calculation of income(loss) per share, common stock equivalents, weighted average number of anti-dilutive option and shares issued for the three-month periods ended January 31, 2011 and 2010 is as follows (amounts in thousands):

	2011	2010
Basic weighted-average shares	166,677	165,237
Common stock equivalents (a)	1,444	—

Diluted weighted-average shares	168,121	165,237

Common stock equivalents excluded from diluted weighted-average shares due to anti-dilutive effect (a)	—	2,160

Weighted average number of anti-dilutive options (b)	8,383	8,519

Shares issued under stock incentive and employee stock purchase plans	414	602

(a)	Common stock equivalents represent the dilutive effect of outstanding in-the-money stock options using the treasury stock method. For the three-month period ended January 31, 2010, there were no incremental shares attributed to outstanding options to purchase common stock because the Company had a net loss in the period and any incremental shares would be anti-dilutive.

(b)	Based upon the average closing price of the Company’s common stock on the NYSE for the period.
11. Stock Repurchase Program
In March 2003, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. Information about the Company’s share repurchase program for the three-month periods ended January 31, 2011 and 2010 is in the table below.

	2011	2010
Number of shares purchased	8,000	7,000
Average price per share	$19.23	$19.11
Remaining authorization at January 31: (in thousands)	11,822	11,855
12. Legal Proceedings
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
In April 2007, a securities class action suit was filed against Toll Brothers, Inc. and Robert I. Toll and Bruce E. Toll in the U.S. District Court for the Eastern District of Pennsylvania on behalf of a purported class of purchasers of the Company’s common stock between December 9, 2004 and November 8, 2005. In August 2007, an amended complaint was filed adding additional directors and officers as defendants. The amended complaint filed on behalf of the purported class alleges that the defendants violated federal securities laws by issuing various materially false and misleading statements that had the effect of artificially inflating the market price of the Company’s stock. It further alleges that the individual defendants sold shares for substantial gains during the class period. The purported class is seeking compensatory damages, counsel fees, and expert costs. The parties reached a settlement agreement in principle in July, 2010, which was subject to approval by the U.S. District Court for the Eastern District of Pennsylvania. In March 2011, the Court issued an order, granting final approval to the settlement reached between the parties. The entire settlement amount will be funded by the Company’s insurers.

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
On December 9, 2009 and February 10, 2010, the Company was named as a defendant in three purported class action suits filed by homeowners relating to allegedly defective drywall manufactured in China. These suits are all pending in the United States District Court for the Eastern District of Louisiana as part of In re: Chinese-Manufactured Drywall Products Liability Litigation, MDL No. 2047. The complaints also name as defendants other home builders, as well as other parties claimed to be involved in the manufacture, sale, importation, brokerage, distribution, and installation of the drywall. The plaintiffs claim that the drywall, which was installed by independent subcontractors in certain homes built by the Company, caused damage to certain items and building materials in the homes, as well as personal injuries. The complaints seek damages for, among other things, the costs of repairing the homes, diminution in value to the homes, replacement of certain personal property, and personal injuries. The Company has not yet responded to these suits. See Note 13, Commitments and Contingencies, for additional information regarding Chinese-made drywall in our homes.
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
13. Commitments and Contingencies
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

Information regarding the Company’s purchase commitments at January 31, 2011 and October 31, 2010 is provided in the table below (amounts in millions).

	January 31,	October 31,
	2011	2010
Aggregate purchase commitments
Unrelated parties	$421.0	$419.2
Unconsolidated entities that Company has investments in	136.0	131.2

Total	$557.0	$550.4

Deposits against aggregate purchase commitments	$52.7	$47.1
Credits to be received from unconsolidated entities	37.3	37.3
Additional cash required to acquire land	467.0	466.0

Total	$557.0	$550.4

Amount of additional cash required to acquire land included in accrued expenses	$58.4	$77.6

The Company has additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since it does not believe that it will complete the purchase of these land parcels and no additional funds will be required from the Company to terminate these contracts.
At January 31, 2011, the Company had investments in and advances to a number of unconsolidated entities, was committed to invest or advance additional funds and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. In addition, the Company was subject to litigation related to two joint ventures in which it had an investment. See Note 3, “Investments in and Advances to Unconsolidated Entities,” for more information regarding the Company’s commitments to these entities.
At January 31, 2011, the Company had outstanding surety bonds amounting to $359.8 million, primarily related to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that $150.6 million of work remains on these improvements. The Company has an additional $70.5 million of surety bonds outstanding that guarantee other obligations of the Company. The Company does not believe it is probable that any outstanding bonds will be drawn upon.
At January 31, 2011, the Company had agreements of sale outstanding to deliver 1,472 homes with an aggregate sales value of $825.2 million.
The Company’s mortgage subsidiary provides mortgage financing for a portion of the Company’s home closings. The Company’s mortgage subsidiary funds its commitments through a combination of its own capital, capital provided from Toll Brothers, Inc, its $75 million repurchase facility and from the sale of mortgage loans to various investors. For those home buyers to whom the Company’s mortgage subsidiary provides mortgages, it determines whether the home buyer qualifies for the mortgage he or she is seeking based upon information provided by the home buyer and other sources. For those home buyers that qualify, the Company’s mortgage subsidiary provides the home buyer with a mortgage commitment that specifies the terms and conditions of a proposed mortgage loan based upon then-current market conditions. Prior to the actual closing of the home and funding of the mortgage, the home buyer will lock in an interest rate based upon the terms of the commitment. At the time of rate lock, the Company’s mortgage subsidiary agrees to sell the proposed mortgage loan to one of several outside recognized mortgage financing institutions (“investors”), which is willing to honor the terms and conditions, including interest rate, committed to the home buyer. The Company believes that these investors have adequate financial resources to honor their commitments to its mortgage subsidiary. Information regarding its mortgage commitments at January 31, 2011 and October 31, 2010 is provided in the table below (amounts in millions).

	January 31,	October 31,
	2011	2010
Aggregate mortgage loan commitments
IRLCs	$130.8	$169.5
Non-IRLCs	271.7	263.5

Total	$402.5	$433.0

Investor commitments to purchase:
IRLCs	$130.8	$169.5
Mortgage loans receivable	40.6	91.7

Total	$171.4	$261.2

Amount of commitments with unlocked interest rates by home buyer	$271.7	$263.5

As of January 31, 2011, the Company has confirmed the presence of defective Chinese-made drywall in a small number of its West Florida homes, which were delivered between May 2006 and January 2008. The anticipated cost of the remediation of these homes is included in the amounts that the Company previously accrued. The Company believes that adequate provision for costs associated with the remediation of homes containing Chinese-made drywall has been made and that such costs are not expected to have a material adverse effect on the Company’s results of operations and liquidity or on its financial condition.
14. Interest and Other Income
Interest and other includes the activity of the Company’s non-core ancillary businesses which include its mortgage, title, landscaping, security monitoring, Gibraltar Asset Management and golf course and country club operations. Revenues and expenses for the three months ended January 31, 2011 and 2010 were as follows (amounts in thousands):

	2011	2010
Revenues	$13,823	$9,890
Expenses	$13,266	$8,399
15. Geographic Segments
Revenue and (loss) income before income taxes for each of the Company’s geographic segments for the three-month periods ended January 31, 2011 and 2010 were as follows (amounts in millions):

	2011	2010
Revenue:
North	$82.5	$91.4
Mid-Atlantic	103.8	101.1
South	61.9	55.3
West	85.9	78.9

Total	$334.1	$326.7

(Loss) income before income taxes:
North	$7.1	$(1.8)
Mid-Atlantic	8.1	(5.1)
South	(1.4)	(8.8)
West	(15.2)	(11.4)
Corporate and other	(15.6)	(29.7)

Total	$(17.0)	$(56.8)

Corporate and other is comprised principally of general corporate expenses such as the offices of the Executive Chairman, Chief Executive Officer and President, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, directly expensed interest, offset in part by interest income and income from the Company’s ancillary businesses.
Total assets for each of the Company’s geographic segments at January 31, 2011 and October 31, 2010 are shown in the table below (amounts in millions).

	January 31,	October 31,
	2011	2010
North	$991.1	$961.3
Mid-Atlantic	1,176.8	1,161.5
South	749.4	693.8
West	680.4	712.4
Corporate and other	1,463.7	1,642.6

Total	$5,061.4	$5,171.6

Corporate and other is comprised principally of cash and cash equivalents, marketable securities, restricted cash, income tax refund recoverable and the assets of the Company’s manufacturing facilities and mortgage subsidiary.
The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable and write-downs of investments in unconsolidated entities that it believes to be other than temporarily impaired for the three-month periods ended January 31, 2011 and 2010 as shown in the table below; the carrying value of inventory and investments in and advances to unconsolidated entities for each of the Company’s geographic segments at January 31, 2011 and October 31, 2010 are also shown (amounts in millions).

	Net carrying value		Impairments
			Three months ended
	January 31,	October 31,	January 31,
	2011	2010	2011	2010
Inventory:
Land controlled for future communities:
North	$11.1	$3.6	$0.1	$1.6
Mid-Atlantic	16.0	14.8	0.1
South	9.1	11.0	0.3	(0.2)
West	11.4	2.5	(0.9)	.2

	47.6	31.9	(0.4)	1.6

Land owned for future communities:
North	240.4	208.5
Mid-Atlantic	447.8	452.9		9.0
South	169.4	119.8
West	133.1	142.8

	990.7	924.0	—	9.0

Operating communities:
North	669.5	685.3	1.3	4.7
Mid-Atlantic	689.7	662.4		1.6
South	449.0	443.3		6.1
West	513.9	494.8	4.2	10.4

	2,322.1	2,285.8	5.5	22.8

Total	$3,360.4	$3,241.7	$5.1	$33.4

Investments in and advances to unconsolidated entities:
North	$45.9	$47.6
South	51.5	51.7
West	18.7	58.5	$20.0
Corporate	41.7	40.6

Total	$157.8	$198.4	$20.0	$—

16. Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the three months ended January 31, 2011 and 2010 (amounts in thousands):

	2011	2010
Cash flow information:
Interest paid, net of amount capitalized	$587	$4,154
Income taxes paid		$182
Income tax refunds	$381
Non-cash activity:
Cost of inventory acquired through seller financing municipal bonds or recorded due to VIE criteria	$21,584	$19,646
Cost of inventory accrued under specific performance contracts
Miscellaneous increases to inventory	$2,137	$1,772
Reclassification of inventory to property, construction and office equipment	$20,005
Income tax benefit related to exercise of employee stock options		$2,826
Reduction of investments in unconsolidated entities due to reduction in letters of credit or accrued liabilities	$19,106	$3,802
Defined benefit retirement plan amendment		$1,086
Miscellaneous increases to investments in unconsolidated entities	$540	$674
Stock awards	$24	$22
17. Supplemental Guarantor Information
A 100% owned subsidiary of the Company, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), issued $300 million of 6.875% Senior Notes due 2012 on November 22, 2002; $250 million of 5.95% Senior Notes due 2013 on September 3, 2003; $300 million of 4.95% Senior Notes due 2014 on March 16, 2004; $300 million of 5.15% Senior Notes due 2015 on June 2, 2005; $400 million of 8.91% Senior Notes due 2017 on April 13, 2009; and $250 million of 6.75% Senior Notes due 2019 on September 22, 2009. In fiscal 2009, the Subsidiary Issuer redeemed $105.1 million of its 6.875% Senior Notes due 2012 and $94.9 million of its 5.95% Senior Notes due 2013. The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest is guaranteed jointly and severally on a senior basis by the Company and substantially all of the Company’s 100% owned home building subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional. The Company’s non-home building subsidiaries and several of its home building subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the debt. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such disclosures would not be material to investors. Prior to the above senior debt issuances, the Subsidiary Issuer did not have any operations.

Supplemental consolidating financial information of Toll Brothers, Inc., the Subsidiary Issuer, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at Toll Brothers, Inc. on a consolidated basis is presented below (amounts in thousands $).
Consolidating Balance Sheet at January 31, 2011

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents			777,903	108,696		886,599
Marketable securities			214,431			214,431
Restricted cash			52,408			52,408
Inventory			2,901,068	459,369		3,360,437
Property, construction and office equipment, net			78,198	23,184		101,382
Receivables, prepaid expenses and other assets		7,777	59,300	23,849	(1,685)	89,241
Mortgage loans receivable				40,863		40,863
Customer deposits held in escrow			11,966	4,728		16,694
Investments in and advances to unconsolidated entities			115,346	42,429		157,775
Income tax refund recoverable	141,590					141,590
Investments in and advances to consolidated entities	2,569,482	1,565,816	(799,736)	(372,437)	(2,963,125)	—

	2,711,072	1,573,593	3,410,884	330,681	(2,964,810)	5,061,420

LIABILITIES AND EQUITY
Liabilities:
Loans payable			60,807	43,582		104,389
Senior notes		1,544,588				1,544,588
Mortgage company warehouse loan				19,410		19,410
Customer deposits			69,812	4,949		74,761
Accounts payable			83,570	42		83,612
Accrued expenses		29,005	209,728	284,807	(1,507)	522,033
Income taxes payable	144,210			(2,000)		142,210

Total liabilities	144,210	1,573,593	423,917	350,790	(1,507)	2,491,003

Equity:
Stockholders’ equity:
Common stock	1,668			2,003	(2,003)	1,668
Additional paid-in capital	367,792		4,420	2,734	(7,154)	367,792
Retained earnings	2,197,873		2,982,887	(28,401)	(2,954,486)	2,197,873
Treasury stock, at cost	(131)					(131)
Accumulated other comprehensive loss	(340)		(340)		340	(340)

Total stockholders’ equity	2,566,862	—	2,986,967	(23,664)	(2,963,303)	2,566,862
Noncontrolling interest				3,555		3,555

Total equity	2,566,862	—	2,986,967	(20,109)	(2,963,303)	2,570,417

	2,711,072	1,573,593	3,410,884	330,681	(2,964,810)	5,061,420

Consolidating Balance Sheet at October 31, 2010

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents			930,387	108,673		1,039,060
Marketable securities			197,867			197,867
Restricted cash			60,906			60,906
Inventory			2,862,796	378,929		3,241,725
Property, construction and office equipment, net			79,516	400		79,916
Receivables, prepaid expenses and other assets	27	8,104	66,280	24,565	(1,937)	97,039
Mortgage loans receivable				93,644		93,644
Customer deposits held in escrow			13,790	7,576		21,366
Investments in and advances to unconsolidated entities			116,247	82,195		198,442
Income tax refund recoverable	141,590					141,590
Investments in and advances to consolidated entities	2,578,195	1,562,109	(871,125)	(315,074)	(2,954,105)	—

	2,719,812	1,570,213	3,456,664	380,908	(2,956,042)	5,171,555

LIABILITIES AND EQUITY
Liabilities:
Loans payable			63,442	31,049		94,491
Senior notes		1,544,110				1,544,110
Mortgage company warehouse loan				72,367		72,367
Customer deposits			72,819	4,337		77,156
Accounts payable			91,498	240		91,738
Accrued expenses		26,103	242,793	303,413	(1,988)	570,321
Income taxes payable	164,359			(2,000)		162,359

Total liabilities	164,359	1,570,213	470,552	409,406	(1,988)	2,612,542

Equity:
Stockholders’ equity:
Common stock	1,664			2,003	(2,003)	1,664
Additional paid-in capital	360,006		4,420	2,734	(7,154)	360,006
Retained earnings	2,194,456		2,982,269	(36,795)	(2,945,474)	2,194,456
Treasury stock, at cost	(96)					(96)
Accumulated other comprehensive loss	(577)		(577)		577	(577)

Total stockholders’ equity	2,555,453	—	2,986,112	(32,058)	(2,954,054)	2,555,453
Noncontrolling interest				3,560		3,560

Total equity	2,555,453	—	2,986,112	(28,498)	(2,954,054)	2,559,013

	2,719,812	1,570,213	3,456,664	380,908	(2,956,042)	5,171,555

Condensed Consolidating Statement of Operations for the three months ended January 31, 2011 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues			319,843	14,273		334,116

Cost of revenues			268,256	15,947	(2,238)	281,965
Selling, general and administrative	28	341	63,988	8,528	(11,634)	61,251
Interest expense		25,845	1,112		(25,845)	1,112

	28	26,186	333,356	24,475	(39,717)	344,328

Loss from operations	(28)	(26,186)	(13,513)	(10,202)	39,717	(10,212)
Other
(Loss) income from unconsolidated entities			6,521	(17,523)		(11,002)
Interest and other		26,186	(10,027)	9,339	(21,331)	4,167
Loss from subsidiaries	(17,019)				17,019

Loss before income tax benefit	(17,047)	—	(17,019)	(18,386)	35,405	(17,047)
Income tax benefit	(20,464)		(22,359)	(22,058)	44,417	(20,464)

Net income	3,417	—	5,340	3,672	(9,012)	3,417

Condensed Consolidating Statement of Operations for the three months ended January 31, 2010 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues			313,065	13,633		326,698

Cost of revenues			303,585	13,893	9	317,487
Selling, general and administrative	22	348	67,080	5,130	(5,307)	67,273
Interest expense		26,845	7,257		(26,845)	7,257

	22	27,193	377,922	19,023	(32,143)	392,017

Loss from operations	(22)	(27,193)	(64,857)	(5,390)	32,143	(65,319)
Other
Income from unconsolidated entities			366			366
Interest and other		27,193	7,759	7,203	(33,956)	8,199
Loss from subsidiaries	(56,732)				56,732	—

(Loss) income before income tax benefit	(56,754)	—	(56,732)	1,813	54,919	(56,754)
Income tax benefit (provision)	16,000		12,287	(554)	(11,733)	16,000

Net (loss) income	(40,754)	—	(44,445)	1,259	43,186	(40,754)

Condensed Consolidating Statement of Cash Flows for the three months ended January 31, 2011 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities:
Net income	3,417		5,340	3,674	(9,014)	3,417
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	28	807	3,239	313		4,387
Stock-based compensation	5,373					5,373
Impairments of investments in unconsolidated entities				20,000		20,000
Income from unconsolidated entities			(5,922)	(3,076)		(8,998)
Distributions of earnings from unconsolidated entities			593	2,200		2,793
Inventory impairments			5,126			5,126
Deferred tax benefit	(6,589)					(6,589)
Deferred tax valuation allowance	6,589					6,589
Change in fair value of mortgage loans receivable and derivative instruments				714		714
Changes in operating assets and liabilities
Decrease in inventory			(39,214)	(81,661)		(120,875)
Origination of mortgage loans				(182,659)		(182,659)
Sale of mortgage loans				233,891		233,891
Decrease in restricted cash			8,498			8,498
Decrease (increase) in receivables, prepaid expenses and other assets	8,712	(3,709)	(69,228)	63,391	8,771	7,937
Increase (decrease) in customer deposits			(1,183)	3,460		2,277
(Decrease) in accounts payable and accrued expenses	(608)	2,902	(41,317)	(207)	243	(38,987)
Decrease in income taxes payable	(20,082)					(20,082)

Net cash (used in) provided by operating activities	(3,160)	—	(134,068)	60,040	—	(77,188)

Cash flow from investing activities:
Purchase of property and equipment			(1,189)	(3,092)		(4,281)
Purchase of marketable securities			(119,238)			(119,238)
Sale of marketable securities			102,500			102,500
Return of investments from unconsolidated entities			6,305			6,305

Net cash used in investing activities			(11,622)	(3,092)		(14,714)

Cash flow from financing activities:
Proceeds from loans payable				266,035		266,035
Principal payments of loans payable			(6,794)	(322,960)		(329,754)
Proceeds from stock-based benefit plans	3,323					3,323
Purchase of treasury stock	(163)					(163)

Net cash (used in) provided by financing activities	3,160		(6,794)	(56,925)		(60,559)

Net (decrease) increase in cash and cash equivalents	—	—	(152,484)	23	—	(152,461)
Cash and cash equivalents, beginning of period			930,387	108,673		1,039,060

Cash and cash equivalents, end of period	—	—	777,903	108,696	—	886,599

Condensed Consolidating Statement of Cash Flows for the three months ended January 31, 2010 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities:
Net (loss) income	(40,754)		(44,445)	1,259	43,186	(40,754)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization		821	3,461	204		4,486
Stock-based compensation	4,944					4,944
Excess tax benefits from stock-based compensation	(2,694)					(2,694)
Income from unconsolidated entities			(366)			(366)
Debt redemption costs			34			34
Inventory impairments			33,381			33,381
Changes in operating assets and liabilities
Decrease in inventory			(51,835)	(427)		(52,262)
Origination of mortgage loans				(123,682)		(123,682)
Sale of mortgage loans				135,359		135,359
Increase in income tax recoverable	(20,437)					(20,437)
Decrease (increase) in receivables, prepaid expenses and other assets	50,068	(12,297)	(14,737)	24,379	(43,961)	3,452
Decrease in customer deposits			(3,597)	(169)		(3,766)
Decrease in accounts payable and accrued expenses	(779)	11,476	(16,905)	(8,976)	775	(14,409)
Decrease in income taxes payable	4,256					4,256

Net cash (used in) provided by operating activities	(5,396)	—	(95,009)	27,947	—	(72,458)

Cash flow from investing activities:
Purchase of property and equipment			(276)			(276)
Purchase of marketable securities			(85,450)			(85,450)
Investments in and advances to unconsolidated entities			(4,952)			(4,952)
Return of investments from unconsolidated entities			700			700

Net cash used in investing activities			(89,978)			(89,978)

Cash flow from financing activities:
Proceeds from loans payable				178,437		178,437
Principal payments of loans payable			(7,802)	(205,471)		(213,273)
Redemption of senior subordinated notes			(47,872)			(47,872)
Proceeds from stock-based benefit plans	2,844					2,844
Excess tax benefits from stock-based compensation	2,694					2,694
Purchase of treasury stock	(142)					(142)

Net cash (used in) provided by financing activities	5,396		(55,674)	(27,034)		(77,312)

Net (decrease) increase in cash and cash equivalents	—	—	(240,661)	913	—	(239,748)
Cash and cash equivalents, beginning of period			1,700,351	107,367		1,807,718

Cash and cash equivalents, end of period	—	—	1,459,690	108,280	—	1,567,970

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
Unless otherwise stated, net contracts signed represents a number or value equal to the gross number or value of contracts signed during the relevant period, less the number or value of contracts cancelled during the relevant period, which includes contracts that were signed during the relevant period and in prior periods.
OVERVIEW
This housing downturn has been the longest and most severe since the Great Depression. However, we believe that the medium and long-term futures for our company and industry are bright. A recent Harvard University study projects that under both low- and high- growth scenarios housing demand should exceed that of the previous three decades.
With very low housing production over the past few years, we believe that pent-up demand exists and it will be released once the employment and economic picture improves and people regain confidence in a home as a dependable investment.
In many markets, the pipeline of approved and improved home sites has dwindled as builders and developers have lacked both the capital and the economic benefit for bringing sites through approvals. Therefore, when demand picks up, builders and developers with approved land in well-located markets will be poised to benefit. We believe that this will be particularly true for us. Our land portfolio is heavily weighted in the metro Washington, DC to metro Boston corridor where land is scarce, approvals are more difficult to obtain and overbuilding has been relatively less prevalent than in the Southeast and Western regions.
The U.S. housing market continues to struggle from a significant slowdown that began in the fourth quarter of our fiscal 2005. The value of our net contracts signed in fiscal 2010 was 79.4% lower than the value of our net contracts signed in fiscal 2005, 12.8% higher than the value of our net contracts signed in fiscal 2009 and 8.5% and 51.1% lower than the value of our net contracts signed in fiscal 2008 and 2007, respectively. The value of net contracts signed in our first quarter of fiscal 2011 was 5.2% higher than the first quarter of fiscal 2010. The slowdown, which we believe started with a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale, had been exacerbated by, among other things, a decline in the overall economy, increased unemployment, the increased number of vacant homes, fear of job loss, a decline in home prices and the resulting reduction in home equity, the large number of homes that are vacant and homes that are or will be available due to foreclosures, the inability of some of our home buyers or some prospective buyers of their homes to sell their current home, and the direct and indirect impact of the turmoil in the mortgage loan market.
We believe many of our markets and housing in general have reached bottom; however, we expect that there may be more periods of volatility in the future. We believe that, once the unemployment rate declines and confidence improves, pent-up demand will be released and, gradually, more buyers will enter the market. We believe that the key to a full recovery in our business depends on these factors as well as a sustained stabilization of financial markets and home prices. Although many of our markets remain weak and home buyers are still wary, the metro Washington, DC to metro Boston corridor, especially our metro New York City urban projects, as well as our Texas communities appear to be improving. Although we believe our customers recognize that this is perhaps the best time to buy in many years, the market is not generating the positive momentum that creates urgency among buyers.
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

We believe that our home buyers generally are, and should continue to be, better able to secure mortgages due to their typically lower loan-to-value ratios and attractive credit profiles as compared to the average home buyer. Nevertheless, in recent years, tightened credit standards have shrunken the pool of potential home buyers and hindered accessibility of or eliminated certain loan products previously available to our home buyers. Our home buyers continue to face stricter mortgage underwriting guidelines, higher down payment requirements and narrower appraisal guidelines than in the past. While the range of mortgage product available to a potential home buyer is not what it was in 2005 — 2007, it has improved in the past few quarters. Some of our home buyers continue to find it more difficult to sell their existing homes as their prospective buyers of such homes may face difficulties obtaining a mortgage. In addition, other potential buyers may have little or negative equity in their existing homes and are not able or willing to purchase a larger or more expensive home.
The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law on July 21, 2010, provides for a number of new requirements relating to residential mortgage lending practices, many of which are subject to further rule making. These include, among others, minimum standards for mortgages and lender practices in making mortgages, limitations on certain fees, prohibition of certain tying arrangements, and remedies for borrowers in foreclosure proceedings in the event of lender violations of fee limitations and minimum standards. The ultimate effect of such provisions on lending institutions, including our mortgage subsidiary, will depend on the rules that are ultimately promulgated.
There has been significant media attention given to mortgage put-backs, a practice by which a buyer of a mortgage loan tries to recoup losses from the loan originator. We do not believe this is a material issue for our mortgage subsidiary. Of the approximately 12,800 loans sold by our mortgage subsidiary since November 1, 2004, only 25 have been the subject of either indemnification payments or take-backs. We believe that this is due to (i) our typical home buyer’s financial position and sophistication, (ii) on average, our home buyers who use mortgage financing to purchase a home pays approximately 30% of the purchase price in cash, (iii) our general practice of not originating certain loan types such as option adjustable rate mortgages and down payment assistance products, and our origination of very few sub-prime and high loan-to-value, no documentation loans, and (iv) our elimination of “early payment default” provisions from each of our agreements with our mortgage investors several years ago. Investors must demonstrate a material error on our part in issuing the mortgage or consumer fraud must exist in order for us to suffer a loss. In addition, the amount of any such loss would be reduced by any proceeds received on the disposition of the collateral associated with the mortgage.
Based on our experience during prior downturns in the housing industry, we believe that attractive land acquisition opportunities may arise in difficult times for those builders that have the financial strength to take advantage of them. In the current challenging environment, we believe our strong balance sheet, liquidity, access to capital, broad geographic presence, diversified product line, experienced personnel and national brand name all position us well for such opportunities now and in the future. In the three-month period ended January 31, 2011, we entered into contracts to acquire approximately 1,429 home sites (net of options terminated).
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

Because of the length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and deliver a home after a home buyer signs an agreement of sale, we are subject to many risks. We attempt to reduce certain risks by controlling land for future development through options (also referred to herein as “land purchase contracts” or “option and purchase agreements”), thus allowing the necessary governmental approvals to be obtained before acquiring title to the land; generally commencing construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from the buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis. Our risk reduction strategy of generally not commencing the construction of a home until we have an agreement of sale with a buyer was effective prior to this current downturn in the housing market, but, due to the number of cancellations of agreements of sale that we had during the current downturn, many of which were for homes on which we had commenced construction, the number of homes under construction in detached single-family communities for which we did not have an agreement of sale increased from our historical levels. With our contract cancellation rates returning to more normal levels and the sale of these units, we have reduced the number of unsold units to more historical levels. In addition, over the past several years, the number of our attached-home communities has grown, resulting in an increase in the number of unsold units under construction.
In response to the decline in market conditions over the past several years, we have re-evaluated and renegotiated or cancelled many of our land purchase contracts. In addition, we have sold, and may continue to sell, certain parcels of land that we have identified as non-strategic. As a result, we reduced our land position from a high of approximately 91,200 home sites at April 30, 2006 to approximately 35,700 home sites at January 31, 2011.
We continue to position ourselves for this recovery through the opportunistic and, we believe, prudent purchase of land and the continued growth of our community count. We believe we have a strong balance sheet and the liquidity needed to support our growth. We believe we are well-positioned to continue to take advantage of attractive land and other opportunities arising from current market conditions. Based on our belief that the housing market has bottomed, the increased attractiveness of land available for purchase and the revival of demand in certain areas, we have begun to increase our land positions. During the three-month period ended January 31, 2011, we acquired control of 1,429 home sites (net of options terminated) and during fiscal 2010, we acquired control of approximately 5,600 home sites (net of options terminated). At January 31, 2011, we controlled approximately 35,700 home sites, as compared to approximately 34,900 home sites at October 31, 2010 and 31,900 home sites at October 31, 2009. Of the 35,700 home sites controlled at January 31, 2011, we owned approximately 30,750. Of these 30,750 home sites, significant improvements were completed on approximately 10,800 of them. At January 31, 2011, we were selling from 200 communities, compared to 195 communities at October 31, 2010 and 200 communities at October 31, 2009. For the first time in four years, our community count has grown quarter-over quarter. We expect to be selling from 215 to 225 communities at October 31, 2011. In addition, at January 31, 2011, we had 48 communities that were temporarily closed due to market conditions, of which we expect to reopen approximately 13 prior to January 31, 2012.
We continue to look for other distressed real estate opportunities through Gibraltar Capital and Asset Management LLC (“Gibraltar”), which in June 2010 partnered on the purchase of a $1.7 billion face value FDIC portfolio of former Amtrust Bank assets. Gibraltar continues to selectively review a steady flow of new opportunities, including FDIC and bank portfolios and other distressed real estate investments.
CONTRACTS AND BACKLOG
The aggregate value of gross sales contracts signed increased 4.1% in the three-month period ended January 31, 2011, as compared to the three-month period ended January 31, 2010. The value of gross sales contracts signed was $325.9 million (581 homes) and $313.2 million (564 homes) in the three-month periods ended January 31, 2011 and 2010, respectively. The increase in the aggregate value of gross contracts signed in the fiscal 2011 period, as compared to the fiscal 2010 period, was the result of a 3.0% increase in the number of gross contracts signed, and a 1.0% increase in the average value of each contract signed.
The aggregate value of net contracts signed increased 5.2% in the three-month period ended January 31, 2011, as compared to the three-month period ended January 31, 2010. The value of net contracts signed was $307.2 million (548 homes) in the fiscal 2011 period and $292.1 million (526 homes) in the fiscal 2010 period. The increase in the fiscal 2011 period, as compared to the fiscal 2010 period, was the result of a 4.2% increase in the number of net contracts signed, and a 1.0% increase in the average value of each contract signed.
In the three-month period ended January 31, 2011, home buyers cancelled $18.7 million (33 homes) of signed contracts, representing 5.7% of both the gross value and gross number of contracts signed. In the three-month period ended January 31, 2010, home buyers cancelled $21.1 million (38 homes) of signed contracts, representing 6.7% both of the gross value and gross number of contracts signed. The average value of the contracts cancelled in the three-month period of fiscal 2011 increased approximately 1.9%, as compared to the three-month period of fiscal 2010.

The value of our backlog at January 31, 2011 of $825.2 million (1,472 homes) decreased 1.8%, as compared to our backlog at January 31, 2010 of $840.2 million (1,461 homes). Backlog consists of homes under contract but not yet delivered to our home buyers. Our backlog at October 31, 2010 and 2009 was $852.1 million (1,494 homes) and $874.8 million (1,531 homes), respectively. The decrease in the value of backlog at January 31, 2011, as compared to the backlog at January 31, 2010, was primarily attributable to the decrease in the value of our backlog at October 31, 2010, as compared to our backlog at October 31, 2009, the increased aggregate value of our deliveries in the fiscal 2011 period, as compared to the aggregate value of deliveries in the fiscal 2010 period, offset, in part, by the increase in the aggregate value of net contracts signed in the three-month period ended January 31, 2011, as compared to the three-month period ended January 31, 2010.
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
Inventory
Inventory is stated at cost unless an impairment exists, in which case it is written down to fair value in accordance with U.S. generally accepted accounting principles (“GAAP”). In addition to direct land acquisition, land development and home construction costs, costs also include interest, real estate taxes and direct overhead related to development and construction, which are capitalized to inventory during periods beginning with the commencement of development and ending with the completion of construction. For those communities that have been temporarily closed, no additional capitalized interest is allocated to the community’s inventory until it re-opens, and other carrying costs are expensed as incurred. Once a parcel of land has been approved for development and we open the community, it can typically take four or more years to fully develop, sell and deliver all the homes. Longer or shorter time periods are possible depending on the number of home sites in a community and the sales and delivery pace of the homes in a community. Our master planned communities, consisting of several smaller communities, may take up to ten years or more to complete. Because our inventory is considered a long-lived asset under GAAP, we are required to regularly review the carrying value of each of our communities and write down the value of those communities for which we believe the values have been impaired.
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

		Impaired communities
			Fair value of
			communities,
	Number of		net of
	communities	Number of	impairment	Impairment
Three months ended:	tested	communities	charges	charges
Fiscal 2011:
January 31	143	6	$56.1	$5.5

Fiscal 2010:
January 31	260	14	$60.5	$22.8
April 30	161	7	$53.6	15.0
July 31	155	7	$21.5	6.6
October 31	144	12	$39.2	9.1

				$53.5

Variable Interest Entities: We have a significant number of land purchase contracts and several investments in unconsolidated entities which we evaluate in accordance with ASC 810, “Consolidation” (“ASC 810”). We analyze our land purchase contracts and the unconsolidated entities in which we have an investment to determine whether the land sellers and unconsolidated entities are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary. If we are determined to be the primary beneficiary of the VIE, we must consolidate it. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. In determining whether it is the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. At January 31, 2011, the Company had determined that 35 land purchase contracts, with an aggregate purchase price of $303.8 million, on which it had made aggregate deposits totaling $12.9 million, were VIEs, and that it was not the primary beneficiary of any VIE related to its land purchase contracts.
OFF-BALANCE SHEET ARRANGEMENTS
The trends, uncertainties or other factors that have negatively impacted our business and the industry in general and which are discussed in the Overview section of this MD&A have also impacted the unconsolidated entities in which we have investments. In accordance with ASC 323, on a quarterly basis, we evaluate each of our investments in unconsolidated entities for indicators for impairment. A series of operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of the Company’s investment in the unconsolidated entity has occurred. If a loss exists, we further review to determine if the loss is other than temporary, in which case, we write down the investment to its fair value. The evaluation of the Company’s investment in unconsolidated entities entails a detailed cash flow analysis using many estimates including but not limited to expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, and market conditions, in order to determine projected future distributions. If a joint venture has its own loans or is principally a joint venture to hold an option, such impairment may result in the majority or all of our investment being impaired. See “Critical Accounting Policies — Inventory” in this MD&A for more detailed disclosure on our evaluation of inventory. During the fiscal 2011 period, based upon our evaluation of the fair value of our investments in unconsolidated entities, we determined, due to the continued deterioration of the market in which one of our joint ventures operates, that there was an other than temporary impairment of our investment. Based on this determination, we recognized a $20 million impairment charge against the carrying value of this investment.

We have investments in and advances to various unconsolidated entities including Toll Brothers Realty Trust (“Trust”) and Toll Brothers Realty Trust II (“Trust II”). At January 31, 2011, we had investments in and advances to these entities, net of impairment charges recognized, of $157.8 million, and were committed to invest or advance $11.8 million to these entities if they require additional funding.
In connection with certain land development joint ventures to which we are a party, we executed completion guarantees and conditional repayment guarantees. The obligations under the completion guarantees and conditional repayment guarantees are several and not joint, and are limited to our pro-rata share of the loan obligations of the respective joint ventures. At January 31, 2011, the maximum amount of the completion guarantees, conditional repayment guarantees and completion of improvements (net of amounts that we have accrued and reflecting a proposed settlement of litigation related to one of the joint ventures) is estimated to be approximately $38.4 million, if any liability is determined to be due thereunder.
Our investments in these entities are accounted for using the equity method.
RESULTS OF OPERATIONS
The following table sets forth, for the three-month periods ended January 31, 2011 and 2010, a comparison of certain statement of operations items ($ in millions):

	Three months ended January 31,
	2011		2010
	$	%*	$	%*
Revenues	334.1		326.7

Cost of revenues	282.0	84.4	317.5	97.2
Selling, general and administrative	61.3	18.4	67.3	20.6
Interest expense	1.1	0.3	7.3	2.2

	344.3	103.1	392.0	120.0

Loss from operations	(10.2)	(3.1)	(65.3)	(20.0)
Other
(Loss) income from unconsolidated entities	(11.0)		0.4
Interest and other	4.2		8.2

Loss before income tax benefit	(17.0)		(56.8)
Income tax benefit	(20.5)		(16.0)

Net income (loss)	3.4		(40.8)

*	Percent of revenues

Note:	Due to rounding, amounts may not add.
In the three-month period ended January 31, 2011, we recognized $334.1 million of revenues and net income of $3.4 million, as compared to $326.7 million of revenues and a net loss of $40.8 million in the three-month period ended January 31, 2010. In the three-month period ended January 31, 2011, we recognized inventory impairments and write-offs of $5.1 million, as compared to $33.4 million of inventory impairments and write-offs in the three-month period ended January 31, 2010. In addition, in the three months ended January 31, 2011, we recognized $20.0 million of impairment charges related to our investments in unconsolidated entities.

REVENUES AND COST OF REVENUES
Revenues for the three months ended January 31, 2011, were higher than those for the comparable period of fiscal 2010 by approximately $7.4 million, or 2.3%. This increase was attributable to a 6.9% increase in the average price of the homes delivered, offset, in part, by a 4.4% decrease in the number of homes delivered. The decrease in the number of homes delivered in the three-month period ended January 31, 2011 was primarily due to a 2.4% decrease in the number of homes in backlog at October 31, 2010, as compared to October 31, 2009. The 6.9% increase in the average price of the homes delivered in the fiscal 2011 period, as compared the fiscal 2010 period, was due to a shift in product mix to higher priced product or more expensive geographic areas and a decrease in incentives given on homes closed in the fiscal 2011 period, as compared to the fiscal 2010 period.
Cost of revenues as a percentage of revenues was 84.4% in the three-month period ended January 31, 2011, as compared to 97.2% in the three-month period ended January 31, 2010. In the three-month periods ended January 31, 2011 and 2010, we recognized inventory impairment charges and write-offs of $5.1 million and $33.4 million, respectively. Cost of revenues as a percentage of revenues, excluding impairments, was 82.9% of revenues in the three-month period ended January 31, 2011, as compared to 87.0% in the fiscal 2010 period. The decrease in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in fiscal 2011, as compared to fiscal 2010, was due primarily to lower costs on the homes delivered in the fiscal 2011 period than those delivered in the fiscal 2010 period. The lower costs were due to the delivery of fewer homes directly from inventory (“quick-delivery homes”) in fiscal 2011, as compared to fiscal 2010, as our supply of such homes has dwindled, and to reduced sales incentives in general on the homes delivered in fiscal 2011, as compared to fiscal 2010. Generally, we give higher sales incentives on quick-delivery homes than our standard contract and build homes (“to be built homes”). In addition, reduced costs were realized in fiscal 2011 because fewer homes were delivered from certain higher cost communities in fiscal 2011, as compared to fiscal 2010, as these communities delivered their final homes (“closed-out”) and from the benefits from cost savings of our new centralized purchasing initiatives. In the three-month periods ended January 31, 2011 and 2010, interest cost as a percentage of revenues was 5.4% and 5.3%, respectively.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)
SG&A expense decreased by $6.0 million, or 8.9%, in the three-month period ended January 31, 2011, as compared to the three-month period ended January 31, 2010. As a percentage of revenues, SG&A was 18.4% in the three-month period ended January 31, 2011, as compared to 20.6% in the fiscal 2010 period. The reduction in SG&A expense in the fiscal 2011 period, as compared to the fiscal 2010 period, was due primarily from an insurance claim recovery and the reversal of previously accrued costs due to a change in estimate.
INTEREST EXPENSE
Interest incurred on average homebuilding indebtedness in excess of average qualified inventory is charged directly to the statement of operations in the period incurred. Interest expensed directly to the statement of operations in the three-month periods ended January 31, 2011 and 2010 was $1.1 million and $7.3 million, respectively. The decrease in the amount of interest expensed directly is due to a higher amount of qualified inventory and a lower amount of debt in the fiscal 2011 period, as compared to the fiscal 2010 period
INCOME (LOSS) FROM UNCONSOLIDATED ENTITIES
We are a participant in several joint ventures and in the Trust and Trust II. We recognize our proportionate share of the earnings and losses from these entities. The trends, uncertainties or other factors that have negatively impacted our business and the industry in general and which are discussed in the “Overview” section of this MD&A have also impacted the unconsolidated entities in which we have investments. Most of our joint ventures are land development projects or high-rise/mid-rise construction projects and do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, the joint ventures will generally, over a relatively short period of time, generate revenues and earnings until all the assets of the entity are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from quarter to quarter and year to year.
In the three-month period ended January 31, 2011, we recognized $11.0 million of loss from unconsolidated entities, as compared to a $0.4 million of income in the fiscal 2010 period. The loss in the fiscal 2011 period included a $20.0 million impairment charge that we recognized on our investments in unconsolidated entities. No impairment charge was recognized in the fiscal 2010 period. See “Off-Balance Sheet Arrangements” in this MD&A for information related to this impairment charge. The increase in income from unconsolidated entities in the fiscal 2011 period, excluding the $20.0 million impairment charge, was due principally to income generated from two of our high-rise construction ventures which commenced delivery of units in the second and third quarter of fiscal 2010.

INTEREST AND OTHER INCOME
For the three months ended January 31, 2011 and 2010, interest and other income was $4.2 million and $8.2 million, respectively. The decrease in interest and other income in the three-month period ended January 31, 2011, as compared to the fiscal 2010 period, was primarily due to a decline in the fiscal 2011 period, as compared to the fiscal 2010 period, of $4.2 million of retained customer deposits, a decrease in income from ancillary businesses and management fee income, offset, in part, by a gain on the sale of a commercial parcel of land.
LOSS BEFORE INCOME TAX BENEFIT
For the three-month period ended January 31, 2011, we reported a loss before income tax benefit of $17.0 million, as compared to a loss before income tax benefit of $56.8 million in the three-month period ended January 31, 2010.
INCOME TAX (BENEFIT) PROVISION
We recognized a $20.5 million tax benefit in the first quarter of fiscal 2011 due primarily to the reversal of $18.0 million of previously accrued taxes on uncertain tax positions that were resolved during the period, and the reversal of $2.3 million of state tax liabilities (net of federal tax provision) due to the settlement of a state income tax audit at a lower amount than provided. In the first quarter of fiscal 2010, the Company recognized a tax benefit of $16.0 million due primarily to the recognition of $21.7 million related to estimated tax losses in the period that it expects to carryback against prior year taxable income, offset, in part, by the recognition of $3.4 million of net new deferred tax valuation allowances and the recognition of $2.4 million of interest on unresolved tax positions.
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
At January 31, 2011, we had $1.10 billion of cash and cash equivalents and marketable securities on hand, a decline of $135.9 million from October 31, 2010. Cash used in operating activities during the three-month period ended January 31, 2011 was $77.2 million. Cash used in operating activities during the fiscal 2011 period was primarily used to fund the purchase of inventory and reduce accounts payable and accrued liabilities, and was offset, in part, by the sale of mortgage loans, net of mortgage originations. We used $14.7 million of cash in our investing activities in the three-month period ended January 31, 2011, primarily for investments in marketable securities, net of sales of marketable securities. We also used $60.6 million of cash in financing activities in the three-month period ended January 31, 2011, primarily for the repayment of $53.0 million of our mortgage warehouse loan, net of new borrowings under it, and the repayment of other loans payable.
At January 31, 2010, we had $1.75 billion of cash and cash equivalents and marketable securities on hand, a decline of $154.4 million from October 31, 2009. Cash used in operating activities during the three-month period ended January 31, 2010 was $72.5 million. Cash used in operating activities during the fiscal 2010 period was primarily used to fund our loss from operations, to purchase inventory and to pay accounts payable and accrued liabilities, and was offset, in part, by the sale of mortgage loans net of mortgage originations. We used $90.0 million of cash in our investing activities in the three-month period ended January 31, 2010, primarily for investments in marketable securities and for investments in our unconsolidated entities. We also used $77.3 million of cash in financing activities in the three-month period ended January 31, 2010, principally for the repayment and redemption of debt (primarily our senior subordinated notes, our mortgage company warehouse loan and other loans payable).

At January 31, 2011, the aggregate purchase price of land parcels under option and purchase agreements was approximately $557.0 million (including $136.0 million of land to be acquired from joint ventures in which we have invested). Of the $557.0 million of land purchase commitments, we had paid or deposited $52.7 million, we will receive a credit for prior investments in joint ventures of approximately $37.3 million and, if we acquire all of these land parcels, we will be required to pay $467.0 million. Of the $467.0 million we would be required to pay, we recorded $58.4 million of this amount in accrued expenses at January 31, 2011. The purchases of these land parcels are scheduled over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own several years’ supply of home sites, we do not need to buy home sites immediately to replace those which we deliver. In addition, we generally do not begin construction of our single-family detached homes until we have a signed contract with the home buyer, although in the past several years, due to the high cancellation rate of customer contracts and the increase in the number of attached-home communities from which we were operating (all of the units of which are generally not sold prior to the commencement of construction), the number of speculative homes in our inventory increased significantly. Should our business decline from present levels, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, not incur additional costs to improve land we already own and as we sell and deliver the speculative homes that are currently in inventory, all of which should result in additional cash flow from operations. In addition, we might curtail our acquisition of additional land which would further reduce our inventory levels and cash needs. We have begun to see land being offered at prices that we believe are attractive based on current market conditions, and have entered into several contracts to acquire land in the last several months. During the three-month period ended January 31, 2011, we acquired control of 1,429 lots (net of lot options terminated). At January 31, 2011, we owned or controlled through options approximately 35,700 home sites, as compared to approximately 31,700 at January 31, 2010, 34,900 at October 31, 2010, and approximately 91,200 at April 30, 2006, our peak in terms of home sites owned or controlled through options. Of the 35,700 home sites owned or controlled through options at January 31, 2011, we owned approximately 30,750; significant improvements were completed on approximately 10,800 of them.
In October 2010, we entered into an $885 million revolving credit facility with 12 banks, which extends to October 2014. At January 31, 2011, we had no outstanding borrowings under the credit facility but had outstanding letters of credit of approximately $87.5 million. At January 31, 2011, interest would have been payable on borrowings under our credit facility at 2.50% (subject to adjustment based upon our debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. We are obligated to pay an undrawn commitment fee of 0.50% (subject to adjustment based upon our debt rating and leverage ratios) based on the average daily unused amount of the credit facility. Under the terms of the credit facility, we are not permitted to allow our maximum leverage ratio (as defined in the credit agreement) to exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of approximately $1.89 billion at January 31, 2011. At January 31, 2011, our leverage ratio was approximately 0.23 to 1.00, and our tangible net worth was approximately $2.53 billion. Based upon the minimum tangible net worth requirement, our ability to pay dividends and repurchase our common stock was limited to an aggregate amount of approximately $647.3 million at January 31, 2011. In addition, at January 31, 2011, we had $45.8 million of letters of credit outstanding with three banks which were not part of our new credit facility; these letters of credit were collateralized by $45.8 million of cash deposits.
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
The tables below summarize information related to revenues, gross contracts signed, contract cancellations and net contracts signed provided on units delivered by geographic segment for the three-month periods ended January 31, 2011 and 2010, and information related to backlog by geographic segment at January 31, 2011 and 2010.
Revenues — Three months ended January 31:

	Total number of contracts		Total value of contracts
	2011	2010	2011	2010
	Units	Units	(In millions)	(In millions)
North	149	167	$82.5	$91.4
Mid-Atlantic	179	192	103.8	101.1
South	115	113	61.9	55.3
West	127	124	85.9	78.9

	570	596	$334.1	$326.7

Gross contracts signed — Three months ended January 31:

	Total number of contracts		Total value of contracts
	2011	2010	2011	2010
	Units	Units	(In millions)	(In millions)
North	148	148	$82.5	$77.6
Mid-Atlantic	196	170	112.0	96.4
South	133	126	73.9	62.1
West	104	120	57.5	77.1

	581	564	$325.9	$313.2

Contracts cancellations — Three months ended January 31:

	Total number of contracts		Total value of contracts
	2011	2010	2011	2010
	Units	Units	(In millions)	(In millions)
North	16	12	$8.8	$4.7
Mid-Atlantic	6	9	3.2	6.8
South	7	9	4.7	5.5
West	4	8	2.0	4.1

	33	38	$18.7	$21.1

Net contracts signed — Three months ended January 31:

	Total number of contracts		Total value of contracts
	2011	2010	2011	2010
	Units	Units	(In millions)	(In millions)
North	132	136	$73.7	$72.9
Mid-Atlantic	190	161	108.8	89.6
South	126	117	69.2	56.6
West	100	112	55.5	73.0

	548	526	$307.2	$292.1

Contracts cancellations as a percentage of gross contracts signed — Three months ended January 31:

	Total number of contracts		Total value of contracts
	2011	2010	2011	2010
North	10.8%	8.1%	10.6%	6.1%
Mid-Atlantic	3.1%	5.3%	2.9%	7.0%
South	5.3%	7.1%	6.4%	8.9%
West	3.8%	6.7%	3.5%	5.3%
Total	5.7%	6.7%	5.7%	6.7%
Backlog at January 31:

	Total number of contracts		Total value of contracts
	2011	2010	2011	2010
	Units	Units	(In millions)	(In millions)
North	504	519	$250.6	$265.1
Mid-Atlantic	486	462	289.4	282.2
South	307	286	166.9	149.2
West	175	194	118.3	143.7

	1,472	1,461	$825.2	$840.2

Backlog at October 31:

	Total number of contracts		Total value of contracts
	2010	2009	2010	2009
	Units	Units	(In millions)	(In millions)
North	521	550	$259.3	$283.6
Mid-Atlantic	475	493	284.4	293.6
South	296	282	159.7	148.0
West	202	206	148.7	149.6

	1,494	1,531	$852.1	$874.8

Revenues and (Loss) Income Before Income Taxes:
The following table summarizes by geographic segments total revenues and (loss) income before income taxes for the three-month periods ended January 31, 2011 and 2010 (amounts in millions):

	Three months ended January 31,
	2011	2010
Revenue:
North	$82.5	$91.4
Mid-Atlantic	103.8	101.1
South	61.9	55.3
West	85.9	78.9

Total	$334.1	$326.7

	Three months ended January 31,
	2011	2010
(Loss) income before income taxes:
North	$7.1	$(1.8)
Mid-Atlantic	8.1	(5.1)
South	(1.4)	(8.8)
West	(15.2)	(11.4)
Corporate and other (a)	(15.6)	(29.7)

Total	$(17.0)	$(56.8)

(a)	Corporate and other is comprised principally of general corporate expenses such as the Offices of the Chief Executive Officer and President, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, directly expensed interest, offset in part by interest income and income from our ancillary businesses.

North
Revenues in the three months ended January 31, 2011 were lower than those for the comparable period of fiscal 2010 by $8.9 million, or 9.8%. The decrease in revenues was attributable to a 10.8% decrease in the number of homes delivered, offset, in part, by a 1.1% increase in the average price of the homes delivered. The decrease in the number of homes delivered in the fiscal 2011 period, as compared to the fiscal 2010 period, was primarily due to a decrease in the number of settlements in the fiscal 2011 period at several of our high-rise communities as the result of lower backlog of these communities at October 31, 2010, as compared to October 31, 2009. The increase in the average price of the homes delivered in the three months ended January 31, 2011, as compared to the fiscal 2010 period, was primarily due to a shift in the number of homes delivered to more expensive products and/or locations in the fiscal 2011 period, as compared to the fiscal 2010 period.
The value of net contracts signed in the three months ended January 31, 2010 was $73.7 million, a 1.1% increase from the $72.9 million of net contracts signed during the three months ended January 31, 2009. This increase was primarily due to a 4.2% increase in the average value of each net contract, partially offset by a 2.9% decrease in the number of net contracts signed. The increase in the average sales price of net contracts signed in the fiscal 2011 period, as compared to the fiscal 2010 period, was primarily attributable to a shift in the number of contracts signed to more expensive areas and/or products in the three-month period ended January 31, 2011, as compared to the three-month period ended January 31, 2010. The decrease in the number of net contracts signed in the fiscal 2011 period, as compared to the fiscal 2010 period, was primarily due to an increase in the number of contracts cancelled in the three-month period ended January 31, 2011, as compared to the three-month period ended January 31, 2010. In the fiscal 2011 period, we had 16 cancellations, as compared to 12 cancellations in the fiscal 2010 period.
For the three months ended January 31, 2011, we reported income before income taxes of $7.1 million, as compared to a loss before income taxes of $1.8 million for the three months ended January 31, 2010. The increase in income in the fiscal 2011 period, as compared to the fiscal 2010 period, was primarily attributable to lower impairment charges and an increase in income from unconsolidated entities of $7.2 million, offset, in part, by higher SG&A expenses and a decline in retained customer deposits. In the three months ended January 31, 2011 and 2010, we recognized inventory impairment charges of $1.4 million and $6.3 million, respectively. The increase in income from unconsolidated entities in the fiscal 2011 period was due principally to income generated from two of our high-rise construction joint ventures which commenced delivery of units in the second and third quarter of fiscal 2010.
Mid-Atlantic
For the three months ended January 31, 2011, revenues were higher than those for the three months ended January 31, 2010 by $2.8 million, or 2.7%, primarily due to a 10.2% increase in the average sales price of the homes delivered, offset, in part, by a 6.8% decrease in the number of homes delivered. The increase in the average price of the homes delivered in the fiscal 2011 period, as compared to the fiscal 2010 period, was primarily related to a shift in the number of homes delivered to more expensive products and/or locations. The decrease in the number of homes delivered in the three-month period ended January 31, 2011, as compared to the three-month period ended January 31, 2010, was primarily due to the decrease in the number of settlements in the fiscal 2011 period at two of our mid-rise/high-rise communities located in Pennsylvania and Maryland as a result of a decrease in net contracts signed at these communities.
The value of net contracts signed during the three-month period ended January 31, 2011 increased by $19.1 million, or 21.3%, from the three-month period ended January 31, 2010. The increase was due to an 18.0% increase in the number of net contracts signed and a 2.8% increase in the average value of each net contract signed. The increase in the number of net contracts signed was due primarily to an improvement in housing demand. The increase in the average value of each net contract signed was primarily due to cancellations of higher priced homes in the fiscal 2010 period, as compared to cancellations of lower priced homes in the fiscal 2011 period.

We reported income before income taxes for three-month period ended January 31, 2011 of $8.1 million, as compared to a $5.1 million loss before income taxes in the comparable period of fiscal 2010. The increase in the income before income taxes was primarily due to lower cost of revenues as a percentage of revenues in the fiscal 2011 period, as compared to the fiscal 2010 period. The decrease in the cost of revenues as a percentage of revenues was primarily due to lower impairment charges in the three months ended January 31, 2011, as compared to the comparable period of fiscal 2010, and lower costs on the homes delivered in the fiscal 2011 period than those delivered in the fiscal 2010 period. We recognized inventory impairment charges of $0.1 million and $10.6 million for the three months ended January 31, 2011 and 2010, respectively. The lower costs were due to the delivery of fewer quick-delivery homes in the fiscal 2011 period, as compared to the fiscal 2010 period, as our supply of such homes has dwindled, and to reduced sales incentives in general on the homes delivered in fiscal 2011, as compared to fiscal 2010. Generally, we give higher sales incentives on quick-delivery homes than our to be built homes. In addition, reduced costs were realized in the fiscal 2011 period because fewer homes were delivered from certain higher cost communities in fiscal 2011, as compared to the fiscal 2010 period, as these communities closed-out.
South
Revenues in the three months ended January 31, 2011 were higher than those in the comparable period of fiscal 2010 by $6.6 million, or 11.9%. This increase was attributable to a 9.9% increase in the average price of the homes delivered and a 1.8% increase in the number of homes delivered. The increase in the average price of the homes delivered in the three-month period ended January 31, 2011, as compared to the three-month period ended January 31, 2010, was primarily attributable to a shift in the number of homes delivered, primarily in Florida and Texas, to more expensive areas and/or products in the fiscal 2011 period, as compared to the fiscal 2010 period.
For the three months ended January 31, 2011, the value of net contracts signed increased by $12.6 million, or 22.3%, as compared to the fiscal 2010 period. The increase was attributable to increases of 7.7% and 13.6% in the number and average value of net contracts signed, respectively. The increase in the number of net contracts signed in the three-month period ended January 31, 2011, as compared to the three-month period ended January 31, 2010, was primarily due to an increase in the number of selling communities in the fiscal 2011 period as compared to the fiscal 2010 period. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2011 period, as compared to the fiscal 2010 period.
For the three months ended January 31, 2011 and 2010, we reported losses before income taxes of $1.4 million and $8.8 million, respectively. The decline in the loss before income taxes was primarily due to lower cost of revenues as a percentage of revenues in the 2011 period, as compared to the fiscal 2010 period. Cost of revenues as a percentage of revenues was 82.4% in the three-month period ended January 31, 2011, as compared to 94.6% in the three-month period ended January 31, 2010. In the three-month periods ended January 31, 2011 and 2010, we recognized inventory impairment charges and write-offs of $0.3 million and $5.9 million, respectively. Cost of revenues as a percentage of revenues, excluding impairments, was 81.9% of revenues in the three-month period ended January 31, 2011, as compared to 84.0% in the fiscal 2010 period. The decrease in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in the fiscal 2011 period, as compared to the fiscal 2010 period, was due primarily to lower costs on the homes delivered in the fiscal 2011 period than those delivered in the fiscal 2010 period. The lower costs were due to the delivery of fewer quick-delivery homes in the fiscal 2011 period, as compared to the fiscal 2010 period, as our supply of such homes has dwindled, and to reduced sales incentives in general on the homes delivered in fiscal 2011, as compared to fiscal 2010. Generally, we give higher sales incentives on quick-delivery homes than our to be built homes. In addition, reduced costs were realized in fiscal 2011 because fewer homes were delivered from certain higher cost communities in the fiscal 2011 period, as compared to the fiscal 2010 period, as these communities closed-out.
West
Revenues in the three-month period ended January 31, 2011 were higher than those in the three-month period ended January 31, 2010 by $7.0 million, or 8.9%. The increase in revenues was attributable to a 6.3% increase in the average sales price of the homes delivered and a 2.4% increase in the number of homes delivered. The increase in the average price of the homes delivered was primarily due to a shift in the number of homes delivered to more expensive products and/or locations, primarily in California, in the fiscal 2011 period, as compared to the fiscal 2010 period. Excluding California, the average sales price of homes delivered declined by 8.2% primarily attributable to a shift in the number of homes delivered to less expensive areas, and/or products primarily in Nevada, in the fiscal 2011 period, as compared to the fiscal 2010 period.
The value of net contracts signed during the three months ended January 31, 2011 decreased $17.5 million, or 23.9%, as compared to the fiscal 2010 period. This decrease was due to a 10.7% decrease in the number of net contracts signed and a 14.8% decrease in the average value of each net contract signed. The decrease in the number of net contracts signed was due to a 10% decline in the number of selling communities in the fiscal 2011 period, as compared to the fiscal 2010 period. The decrease in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to less expensive areas and/or products in the fiscal 2011 period, as compared to the fiscal 2010 period.

We reported losses before income taxes for the three-month periods ended January 31, 2011 and 2010, of $15.2 million and $11.4 million, respectively. The increase in the loss before income taxes was primarily due to a $20.0 million impairment charge that we recognized on one of our investments in unconsolidated entities offset, in part, by lower cost of revenues as a percentage of revenues and lower SG&A expenses in the fiscal 2011 period, as compared to the fiscal 2010 period. Cost of revenues as a percentage of revenues was 78.4% in the three-month period ended January 31, 2011, as compared to 95.5% in the three-month period ended January 31, 2010. In the three-month periods ended January 31, 2011 and 2010, we recognized inventory impairment charges and write-offs of $3.3 million and $10.6 million, respectively. Cost of revenues as a percentage of revenues, excluding impairments, was 74.6% of revenues in the three-month period ended January 31, 2011, as compared to 82.1% in the fiscal 2010 period. The decrease in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in the fiscal 2011 period, as compared to the fiscal 2010 period, was due primarily to lower costs on the homes delivered in the fiscal 2011 period than those delivered in the fiscal 2010 period. The lower costs were due to the delivery of fewer quick-delivery homes in the fiscal 2011 period, as compared to the fiscal 2010 period, as our supply of such homes has dwindled, and to reduced sales incentives in general on the homes delivered in fiscal 2011, as compared to fiscal 2010. Generally, we give higher sales incentives on quick-delivery homes than our to be built homes. In addition, reduced costs were realized in fiscal 2011 because fewer homes were delivered from certain higher cost communities in the fiscal 2011 period, as compared the fiscal 2010 period, as these communities closed-out.
Other
For the three months ended January 31, 2011 and 2010, other loss before income taxes was $15.6 million and $29.7 million, respectively. The decrease in the loss was primarily due a decrease of $6.1 million of interest directly expensed and lower unallocated SG&A expenses of $6.8 million, in the fiscal 2011 period, as compared to the fiscal 2010 period. The reduction in unallocated SG&A expense in the three months ended January 31, 2011, as compared to the three months ended January 31, 2010, was primarily due to an insurance claim recovery and the reversal of previously accrued costs due to a change in accounting estimates.

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
The table below sets forth, at January 31, 2011, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt
		Weighted-		Weighted-
Fiscal year of		average		average
maturity	Amount	interest rate	Amount	interest rate
2011	$17,920	3.25%	$19,410	4.50%
2012	17,455	3.53%	150	0.55%
2013	348,790	6.39%	150	0.55%
2014	270,342	4.94%	150	0.55%
2015	301,128	5.15%	150	0.55%
Thereafter	690,369	7.94%	12,245	0.53%
Discount	(9,871)

Total	$1,636,133	6.51%	$32,255	2.92%

Fair value at January 31, 2011	$1,736,941		$32,255

Based upon the amount of variable-rate debt outstanding at January 31, 2011, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $0.3 million per year.

ITEM 4.	CONTROLS AND PROCEDURES
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
There has not been any change in internal control over financial reporting during our quarter ended January 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On April 17, 2007, a securities class action suit was filed against Toll Brothers, Inc. and Robert I. Toll and Bruce E. Toll in the U.S. District Court for the Eastern District of Pennsylvania on behalf of the purported class of purchasers of our common stock between December 9, 2004 and November 8, 2005. The original plaintiff has been replaced by two new lead plaintiffs: The City of Hialeah Employees’ Retirement System and the Laborers Pension Trust Funds for Northern California. On August 14, 2007, an amended complaint was filed and the following individual director and officer defendants were added to the suit: Zvi Barzilay, Joel H. Rassman, Robert S. Blank, Richard J. Braemer, Carl B. Marbach, Paul E. Shapiro and Joseph R. Sicree. The amended complaint filed on behalf of the purported class alleges that the defendants violated federal securities laws by issuing various materially false and misleading statements that had the effect of artificially inflating the market price of our stock. They further allege that the individual defendants sold shares for substantial gains during the class period. The purported class is seeking compensatory damages, counsel fees, and expert costs. The parties reached a settlement agreement in principle in July 2010, which was subject to approval by the U.S. District Court for the Eastern District of Pennsylvania. In March 2011 the Court issued an order, granting final approval to the settlement reached between the parties. The entire settlement amount will be funded by the Company’s insurers.
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
Other than as set forth above, there are no proceedings required to be disclosed pursuant to Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS
There have been no material changes in our risk factors as previously disclosed in our Form 10-K for the fiscal year ended October 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended January 31, 2011, we repurchased the following shares of our common stock:

			Total number	Maximum
	Total	Average	of shares	number of shares
	number of	price	purchased as part of	that may yet be
	shares	paid per	publicly announced	purchased under the
Period	purchased (a)(b)	share	plans or programs (c)	plans or programs (c)
	(in thousands)		(in thousands)	(in thousands)
November 1, 2010 to November 30, 2010	3	$18.85	3	11,827
December 1, 2010 to December 31, 2010	8	$18.87	3	11,824
January 1, 2011 to January 31, 2011	2	$20.10	2	11,822

	13	$19.08	8

(a)	The terms of our Restricted Stock Unit awards (“RSUs”) permit us to withhold from the total number of shares of our common stock that an employee is entitled to receive upon distribution pursuant to a RSU that number of shares having a fair market value at the time of distribution equal to the applicable income tax withholdings, and remit the remaining shares to the employee. During the three months ended January 31, 2011, no RSU distributions were made.

(b)	Our stock incentive plans permit participants to exercise non-qualified stock options using a “net exercise” method at the discretion of the Executive Compensation Committee of our Board of Directors. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three months ended January 31, 2011, the net exercise method was employed to exercise options to acquire 194,000 shares of our common stock; we withheld 98,900 of the shares subject to the options to cover $1.9 million of option exercise costs and income tax withholdings and issued the remaining 95,100 shares to the participants. In addition, our stock incentive plans also permit participants to use the fair market value of Company common stock they own to pay for the exercise of stock options (“stock swap method”). During the three months ended January 31, 2011, the Company received 4,400 shares with an average fair market value per share of $18.79 for the exercise of 8,500 options. The 98,900 shares withheld in connection with the net exercise method are not included in the total number of shares purchased in the table above. The 4,400 shares used under the stock swap method are included in the total number of shares purchased in the table above.

(c)	On March 20, 2003, we announced that our Board of Directors had authorized the repurchase of up to 20 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.
Except as set forth above, we have not repurchased any of our equity securities.
We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so. Rather, we will follow a policy of retaining earnings in order to finance future growth in our business and, from time to time, repurchase shares of our common stock.
The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our earnings, capital requirements, our operating and financial condition, and any contractual limitations then in effect. In addition, our Credit Facility requires us to maintain a minimum tangible net worth (as defined in the credit agreement), which restricts the amount of dividends we may pay. At January 31, 2011, under the most restrictive of these provisions, we could have paid up to approximately $647.3 million of cash dividends.

ITEM 6.	EXHIBITS

10.1*+	Amendment No. 1 to the Toll Brothers, Inc. Supplemental Executive Retirement Plan dated December 30, 2010.

10.2*+	Amendment No. 2 to the Toll Bros., Inc. Nonqualified Deferred Compensation Plan dated December 30, 2010.

31.1*	Certification of Douglas C. Yearley, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Martin P. Connor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Douglas C. Yearley, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Martin P. Connor pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Filed electronically herewith.

**	Furnished electronically herewith.

+	Management contract or compensation plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC.
(Registrant)

Date: March 8, 2011	By:	/s/ Martin P. Connor Martin P. Connor
Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

Date: March 8, 2011	By:	/s/ Joseph R. Sicree Joseph R. Sicree
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)