Form 10-Q
period 2011-04-30
TOLL BROTHERS INC
filed 2011-06-07
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
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
At June 1, 2011, there were approximately 168,307,000 shares of Common Stock, $.01 par value, outstanding.

TOLL BROTHERS, INC. AND SUBSIDIARIES

STATEMENT ON FORWARD-LOOKING INFORMATION
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to estimates or other expectations regarding future events. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements may include, but are not limited to, information related to: anticipated operating results; home deliveries; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues; selling, general and administrative expenses; interest expense; inventory write-downs; unrecognized tax benefits; anticipated tax refunds; sales paces and prices; effects of home buyer cancellations; growth and expansion; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; the ability to acquire land and pursue real estate opportunities; the ability to gain approvals and to open new communities; the ability to sell homes and properties; the ability to deliver homes from backlog; the ability to secure materials and subcontractors; the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; and legal proceedings and claims.
Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. Consequently, actual results may differ materially from those that might be anticipated from our forward looking statements. Therefore, we caution you not to place undue reliance on our forward-looking statements. The factors that could cause actual results to differ from those expressed or implied by our forward-looking statements include, among others: local, regional, national and international economic conditions; demand for homes; changes in consumer confidence; changes in interest rates; unemployment rates; changes in sales conditions, including home prices, in the markets where we build homes; the competitive environment in which we operate; the availability and cost of land for future growth; conditions that could result in inventory write-downs or write-downs associated with investments in unconsolidated entities; the ability to recover our deferred tax assets; the availability of capital; uncertainties in the capital and securities markets; liquidity in the credit markets; changes in tax laws and their interpretation; effects of governmental legislation and regulation; the outcome of various legal proceedings; the availability of adequate insurance at reasonable cost; the impact of construction defect, product liability and home warranty claims, including the adequacy of self-insurance accruals, the applicability and sufficiency of our insurance coverage; the ability of customers to obtain financing for the purchase of homes; the ability of home buyers to sell their existing homes; the ability of the participants in various joint ventures to honor their commitments; the availability and cost of labor and building and construction materials; the cost of raw materials; construction delays; domestic and international political events; and weather conditions. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.
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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	April 30,	October 31,
	2011	2010
	(unaudited)
ASSETS
Cash and cash equivalents	$949,896	$1,039,060
Marketable securities	297,846	197,867
Restricted cash	32,125	60,906
Inventory	3,384,720	3,241,725
Property, construction and office equipment, net	99,450	79,916
Receivables, prepaid expenses and other assets	87,745	97,039
Mortgage loans held for sale	28,996	93,644
Customer deposits held in escrow	17,859	21,366
Investments in and advances to unconsolidated entities and non-performing loan portfolio	185,259	198,442
Income tax refund recoverable		141,590

	$5,083,896	$5,171,555

LIABILITIES AND EQUITY
Liabilities
Loans payable	$105,256	$94,491
Senior notes	1,545,067	1,544,110
Mortgage company warehouse loan	24,906	72,367
Customer deposits	91,203	77,156
Accounts payable	92,464	91,738
Accrued expenses	525,823	570,321
Income taxes payable	144,051	162,359

Total liabilities	2,528,770	2,612,542

Equity
Stockholders’ equity
Preferred stock, none issued
Common stock, 166,903 and 166,413 shares issued at April 30, 2011 and October 31, 2010, respectively	1,669	1,664
Additional paid-in capital	370,361	360,006
Retained earnings	2,177,100	2,194,456
Treasury stock, at cost — none and 5 shares at April 30, 2011 and October 31, 2010, respectively		(96)
Accumulated other comprehensive loss	(225)	(577)

Total stockholders’ equity	2,548,905	2,555,453
Noncontrolling interest	6,221	3,560

Total equity	2,555,126	2,559,013

	$5,083,896	$5,171,555

See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Six months ended		Three months ended
	April 30,		April 30,
	2011	2010	2011	2010
Revenues	$653,791	$637,969	$319,675	$311,271

Cost of revenues	558,319	623,070	276,354	305,583
Selling, general and administrative	128,301	126,822	67,050	59,549
Interest expense	1,504	13,464	392	6,207

	688,124	763,356	343,796	371,339

Loss from operations	(34,333)	(125,387)	(24,121)	(60,068)
Other:
(Loss) income from unconsolidated entities and non-performing loan portfolio	(21,872)	1,646	(10,870)	1,280
Interest and other	7,674	15,232	3,507	6,999
Expenses related to early retirement of debt		(34)

Loss before income tax benefit	(48,531)	(108,543)	(31,484)	(51,789)
Income tax benefit	(31,175)	(27,388)	(10,711)	(11,388)

Net loss	$(17,356)	$(81,155)	$(20,773)	$(40,401)

Loss per share:
Basic	$(0.10)	$(0.49)	$(0.12)	$(0.24)

Diluted	$(0.10)	$(0.49)	$(0.12)	$(0.24)

Weighted average number of shares:
Basic	166,794	165,322	166,910	165,407
Diluted	166,794	165,322	166,910	165,407
See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended April 30,
	2011	2010
Cash flow provided by (used in) operating activities:
Net loss	$(17,356)	$(81,155)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,337	9,025
Stock-based compensation	7,970	7,350
Excess tax benefits from stock-based compensation		(2,606)
Impairments of investments in unconsolidated entities	39,600
Income from unconsolidated entities and non-performing loan portfolio	(17,728)	(1,646)
Distributions of earnings from unconsolidated entities	6,789
Deferred tax benefit	(6,515)	(10,963)
Deferred tax valuation allowances	6,515	10,963
Inventory impairments	18,048	75,712
Change in fair value of mortgage loans receivable and derivative instruments	818	(266)
Expenses related to early retirement of debt		34
Changes in operating assets and liabilities
Increase in inventory	(154,440)	(192,804)
Origination of mortgage loans	(301,778)	(241,631)
Sale of mortgage loans	365,328	238,071
Decrease in restricted cash	28,781
Decrease in receivables, prepaid expenses and other assets	7,172	3,086
Increase (decrease) in customer deposits	17,554	(6,407)
Decrease in accounts payable and accrued expenses	(36,799)	(305)
Decrease (increase) in income tax refund recoverable	141,590	(38,740)
(Decrease) increase in income taxes payable	(18,241)	8,389

Net cash provided by (used in) operating activities	97,645	(223,893)

Cash flow used in investing activities:
Purchase of property and equipment — net	(5,112)	(748)
Purchase of marketable securities	(329,105)	(85,450)
Sale and redemption of marketable securities	227,080
Investment in and advances to unconsolidated entities and non-performing loan portfolio	(42,141)	(25,931)
Return of investments in unconsolidated entities	15,751	4,446

Net cash used in investing activities	(133,527)	(107,683)

Cash flow used in financing activities:
Proceeds from loans payable	438,713	346,472
Principal payments of loans payable	(498,960)	(419,121)
Redemption of senior subordinated notes		(47,872)
Proceeds from stock-based benefit plans	4,676	4,124
Excess tax benefits from stock-based compensation		2,606
Receipts related to noncontrolling interest	2,678
Purchase of treasury stock	(389)	(382)

Net cash used in financing activities	(53,282)	(114,173)

Net decrease in cash and cash equivalents	(89,164)	(445,749)
Cash and cash equivalents, beginning of period	1,039,060	1,807,718

Cash and cash equivalents, end of period	$949,896	$1,361,939

See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Toll Brothers, Inc. (the “Company”), a Delaware corporation, and its majority-owned subsidiaries in which it has control. All significant intercompany accounts and transactions have been eliminated. Investments in 50% or less owned partnerships and affiliates are accounted for using the equity method unless it is determined that the Company has effective control of the entity, in which case the entity would be consolidated.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2010 balance sheet amounts and disclosures included herein have been derived from the Company’s October 31, 2010 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, the Company suggests that they be read in conjunction with the consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended October 31, 2010. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of April 30, 2011, the results of its operations for the six-month and three-month periods ended April 30, 2011 and 2010, and its cash flows for the six-month periods ended April 30, 2011 and 2010. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
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

Future Communities: The Company evaluates all land held for future communities or future sections of current communities, whether owned or under contract, to determine whether or not it expects to proceed with the development of the land as originally contemplated. This evaluation encompasses the same types of estimates used for current communities described above, as well as an evaluation of the regulatory environment applicable to the land and the estimated probability of obtaining the necessary approvals, the estimated time and cost it will take to obtain the approvals and the possible concessions that will be required to be given in order to obtain them. Concessions may include cash payments to fund improvements to public places such as parks and streets, dedication of a portion of the property for use by the public or as open space or a reduction in the density or size of the homes to be built. Based upon this review, the Company decides (a) as to land under contract to be purchased, whether the contract will likely be terminated or renegotiated, and (b) as to land owned, whether the land will likely be developed as contemplated or in an alternative manner, or should be sold. The Company then further determines whether costs that have been capitalized to the community are recoverable or should be written off. The write-off is charged to cost of revenues in the period in which the need for the write-off is determined.
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
Variable Interest Entities: The Company has a significant number of land purchase contracts and several investments in unconsolidated entities which it evaluates in accordance with ASC 810, “Consolidation” (“ASC 810”). The Company analyzes its land purchase contracts and the unconsolidated entities in which it has an investment to determine whether the land sellers and unconsolidated entities are variable interest entities (“VIEs”) and, if so, whether the Company is the primary beneficiary. If the Company is determined to be the primary beneficiary of a VIE, it must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE.
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
In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-6, “Improving Disclosure about Fair Value Measurements” (“ASU 2010-6”), which amended ASC 820 to increase disclosure requirements regarding recurring and non-recurring fair value measurements. The Company adopted ASU 2010-6 as of February 1, 2010, except for the disclosures about Level 3 fair value disclosures which will be effective for the Company on November 1, 2011. The adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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
In June 2009, the FASB revised its authoritative guidance for determining the primary beneficiary of a VIE. In December 2009, the FASB issued Accounting Standards Update No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which amended provisions of ASC 810 to reflect the revised guidance for consolidation purposes. The amendments to ASC 810 replace the quantitative-based risk and rewards calculation for determining which reporting entity, if any, has a controlling interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and has either the obligation to absorb losses of or the right to receive benefits from the entity. The Company adopted the amended provisions for its fiscal year beginning November 1, 2010. The adoption of the amended provisions of ASC 810 has not had a material effect on the Company’s consolidated financial position or results of operations.
Reclassification
In order to provide attractive mortgage financing to its home buyers, the Company’s homebuilding operations subsidize the Company’s mortgage subsidiary. In the quarter ended January 31, 2011, the Company determined that the amount of subsidies in fiscal 2010 were in excess of the mortgage company’s costs and reclassified the excess from interest and other income to cost of revenues. The table below provides information for each fiscal quarter of fiscal 2010 ($ amounts in thousands).

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
Certain other prior period amounts have been reclassified to conform to the fiscal 2011 presentation.

2. Inventory
Inventory at April 30, 2011 and October 31, 2010 consisted of the following (amounts in thousands):

	April 30,	October 31,
	2011	2010
Land controlled for future communities	$40,359	$31,899
Land owned for future communities	976,864	923,972
Operating communities	2,367,497	2,285,854

	$3,384,720	$3,241,725

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
Information regarding the classification, number and carrying value of these temporarily closed communities at April 30, 2011 and October 31, 2010 is provided in the table below.

	April 30,	October 31,
	2011	2010
Land owned for future communities:
Number of communities	34	36
Carrying value (in thousands)	$206,710	$212,882
Operating communities:
Number of communities	11	13
Carrying value (in thousands)	$61,875	$78,100
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
The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable in the six-month and three-month periods ended April 30, 2011 and 2010 as shown in the table below (amounts in thousands).

	Six months ended April 30,		Three months ended April 30,
	2011	2010	2011	2010
Land controlled for future communities	$1,848	$2,192	$2,197	$561
Land owned for future communities		35,750		26,750
Operating communities	16,200	37,770	10,725	15,020

	$18,048	$75,712	$12,922	$42,331

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

		Impaired operating communities
			Fair value of
	Number of		communities,
	operating		net of
	communities	Number of	impairment	Impairment
Three months ended:	tested	communities	charges	charges
Fiscal 2011:
January 31	143	6	$56.1	$5.5
April 30	142	9	$40.8	10.7

				$16.2

Fiscal 2010:
January 31	260	14	$60.5	$22.8
April 30	161	7	$53.6	15.0
July 31	155	7	$21.5	6.6
October 31	144	12	$39.2	9.1

				$53.5

At April 30, 2011, the Company evaluated its land purchase contracts to determine if any of the selling entities were VIEs and, if they were, whether the Company was the primary beneficiary of any of them. Under these land purchase contracts, the Company does not possess legal title to the land and its risk is generally limited to deposits paid to the sellers and the creditors of the sellers generally have no recourse against the Company. At April 30, 2011, the Company determined that 36 land purchase contracts, with an aggregate purchase price of $291.3 million, on which it had made aggregate deposits totaling $12.9 million, were VIEs, and that it was not the primary beneficiary of any VIE related to its land purchase contracts.
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
Interest incurred, capitalized and expensed for the six-month and three-month periods ended April 30, 2011 and 2010 was as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2011	2010	2011	2010
Interest capitalized, beginning of period	$267,278	$259,818	$277,730	$264,893
Interest incurred	58,434	58,861	28,718	29,172
Interest expensed to cost of revenues	(35,382)	(32,378)	(17,300)	(15,125)
Interest directly expensed to statement of operations	(1,504)	(13,464)	(392)	(6,207)
Write-off against other income	(318)	(809)	(248)	(705)
Interest reclassified to property, construction and office equipment		(519)		(519)

Interest capitalized, end of period	$288,508	$271,509	$288,508	$271,509

Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. The amounts included in the table directly above reflect the gross amount of capitalized interest without allocation of any impairment charges recognized. The Company estimates that, had inventory impairment charges been allocated on a pro rata basis to the individual components of inventory, capitalized interest at April 30, 2011 and 2010 would have been reduced by approximately $54.5 million and $61.3 million, respectively.

3. Investments in and Advances to Unconsolidated Entities and Non-Performing Loan Portfolio
The Company has investments in and advances to various unconsolidated entities, including Toll Brothers Realty Trust and Toll Brothers Realty Trust II. In fiscal 2010, the Company formed Gibraltar Capital and Asset Management LLC (“Gibraltar”) to invest in distressed real estate opportunities. Through Gibraltar, the Company has invested in a structured asset joint venture and has made an investment in a non-performing loan portfolio.
Development Joint Ventures
The Company has investments in, and advances to, a number of joint ventures with unrelated parties to develop land (“Development Joint Ventures”). Some of these Development Joint Ventures develop land for the sole use of the venture participants, including the Company, and others develop land for sale to the joint venture participants and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites by the Development Joint Ventures to other builders. With regard to home sites the Company purchases from the Development Joint Ventures, the Company reduces its cost basis in those home sites by its share of the earnings on the home sites. At April 30, 2011, the Company had approximately $18.9 million, net of impairment charges, invested in or advanced to the Development Joint Ventures. In addition, the Company has a funding commitment of $3.5 million to one Development Joint Venture should an additional investment in that venture be required.
As of April 30, 2011, the Company had recognized cumulative impairment charges in connection with its current Development Joint Ventures of $163.8 million. These impairment charges are attributable to investments in certain Development Joint Ventures where the Company determined there was a loss in value in the investment that was other than temporary. The Company recognized an impairment charge in connection with one of its Development Joint Ventures of $20.0 million in the three-month period ended January 31, 2011 and an additional impairment charge of $9.6 million in the three-month period ended April 30, 2011. The Company did not recognize any impairment charges in connection with the Development Joint Ventures in the three-month periods ended April 30, 2010 and January 31, 2010.
At April 30, 2011, one of the Development Joint Ventures had a loan with a principal balance of $327.9 million subject to litigation discussed below. This loan is non-recourse to the Company; however, the Company executed certain completion guarantees and conditional repayment guarantees against this loan. The obligations under such completion guarantees and conditional repayment guarantees are several and not joint and are limited to the Company’s pro rata share of the loan obligation of this Development Joint Venture.
In December 2008, the lending syndicate for the Development Joint Venture filed separate lawsuits against the members of the Development Joint Venture and their parent companies, seeking to recover damages under the completion guarantees and damages allegedly caused by the venture’s failure to repay the lenders. In December 2010, three of the lenders in this syndicate filed an involuntary bankruptcy petition against this joint venture entity. In February 2011, the bankruptcy court entered an order for relief and ordered the appointment of a bankruptcy trustee. The joint venture appealed the bankruptcy court’s order, but this appeal was denied by the U.S. District Court. The joint venture has now appealed this ruling.
The Company believes that adequate provision for resolution of all claims and pending litigation has been made for probable losses and the disposition of the above matter is not expected to have a material adverse effect on the Company’s results of operations and liquidity or on its financial condition.
Planned Community Joint Venture
The Company is a participant in a joint venture with an unrelated party to develop a single master planned community (the “Planned Community Joint Venture”). At April 30, 2011, the Company had an investment of $41.1 million in this Planned Community Joint Venture. At April 30, 2011, each participant had agreed to contribute additional funds up to $8.3 million, if required. If a participant fails to make a required capital contribution, the other participant may make the additional contribution and diminish the non-contributing participant’s ownership interest. At April 30, 2011, this joint venture did not have any indebtedness. The Company recognized an impairment charge in connection with the Planned Community Joint Venture of $10.0 million in the three-month period ended April 30, 2011. The Company did not recognize any impairment charges in connection with the Planned Community Joint Venture in the three-month period ended January 31, 2011 or in the six-month and three-month periods ended April 30, 2010.
Condominium Joint Ventures
At April 30, 2011, the Company had an aggregate of $41.0 million of investments in four joint ventures with unrelated parties to develop luxury condominium projects, including for-sale residential units and commercial space (“Condominium Joint Ventures”). At April 30, 2011, the Condominium Joint Ventures had aggregate loan commitments of $106.1 million, against which approximately $100.6 million had been borrowed.

As of April 30, 2011, the Company had recognized cumulative impairment charges against its investments in the Condominium Joint Ventures and its pro rata share of impairment charges recognized by these Condominium Joint Ventures in the amount of $63.9 million. The Company did not recognize any impairment charges in connection with its Condominium Joint Ventures in the six-month and three-month periods ended April 30, 2011 and 2010. At April 30, 2011, the Company did not have any commitments to make contributions to any Condominium Joint Venture.
Structured Asset Joint Venture
In July 2010, the Company, through Gibraltar, invested $29.1 million in a joint venture in which it is a 20% participant with two unrelated parties to purchase a 40% interest in an entity that owns and controls a portfolio of loans and real estate (“Structured Asset Joint Venture”). At April 30, 2011, the Company had an investment of $30.5 million in this Structured Asset Joint Venture. At April 30, 2011, the Company did not have any commitments to make additional contributions to the joint venture and has not guaranteed any of the joint venture’s liabilities. If the joint venture needs additional capital and a participant fails to make a requested capital contribution, the other participant may make a contribution in consideration for a preferred return or may make the additional capital contribution and diminish the non-contributing participant’s ownership interest.
Loan Participation
In March 2011, the Company, through Gibraltar, acquired a 60% participation in a portfolio of non-performing loans. The portfolio of 83 loans with an aggregate outstanding principal balance of approximately $200 million consisted primarily of residential acquisition, development and construction loans secured by properties at various stages of completion. The Company purchased its participation for $42.1 million and will contribute approximately $2.4 million to an expense reserve fund to pay for the costs to be incurred in managing the portfolio and the underlying assets. At April 30, 2011, the Company’s investment and pro rata share of the portfolio’s earnings amounted to $42.6 million. In the three-month period ended April 30, 2011, the Company recognized $0.5 million of earnings from the portfolio.
Toll Brothers Realty Trust and Trust II
In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust II (“Trust II”) to be in a position to take advantage of commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by an affiliate of PASERS. At April 30, 2011, the Company had an investment of $10.8 million in Trust II. Prior to the formation of Trust II, the Company formed Toll Brothers Realty Trust (the “Trust”) in 1998 to take advantage of commercial real estate opportunities. The Trust is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Zvi Barzilay (and members of his family), Douglas C. Yearley, Jr. and former members of the Company’s senior management; and one-third by an affiliate of PASERS (collectively, the “Shareholders”). As of April 30, 2011, the Company had a net investment in the Trust of $0.3 million. The Company provides development, finance and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $1.1 million in each of the six-month periods ended April 30, 2011 and 2010, and $0.5 million in each of the three-month periods ended April 30, 2011 and 2010. The Company believes that the transactions between itself and the Trust were on terms no less favorable than it would have agreed to with unrelated parties.
General
At April 30, 2011, the Company had accrued $70.1 million of aggregate exposure with respect to its estimated obligations to unconsolidated entities in which it has an investment. The Company’s investments in these entities are accounted for using the equity method. The Company recognized $39.6 million and $19.6 million of impairment charges related to its investments in and advances to unconsolidated entities in the six-month and three-month periods ended April 30, 2011, respectively. The Company did not recognize any impairment charges related to its investments in and advances to unconsolidated entities in the comparable periods of fiscal 2010. Impairment charges related to these entities are included in “(Loss) income from unconsolidated entities” in the Company’s Condensed Consolidated Statements of Operations.

4. Accrued Expenses
Accrued expenses at April 30, 2011 and October 31, 2010 consisted of the following (amounts in thousands):

	April 30,	October 31,
	2011	2010
Land, land development and construction	$105,684	$110,301
Compensation and employee benefits	88,338	95,107
Insurance and litigation	137,833	143,421
Commitments to unconsolidated entities	70,051	88,121
Warranty	46,321	45,835
Interest	27,463	26,998
Other	50,133	60,538

	$525,823	$570,321

The Company accrues for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Costs are accrued based upon historical experience. Changes in the warranty accrual for six-month and three-month periods ended April 30, 2011 and 2010 were as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2011	2010	2011	2010
Balance, beginning of period	$45,835	$53,937	$45,928	$53,359
Additions — homes closed during the period	3,899	4,005	1,970	1,929
Increase in accruals for homes closed in prior periods	647	604	713	151
Charges incurred	(4,060)	(5,777)	(2,290)	(2,670)

Balance, end of period	$46,321	$52,769	$46,321	$52,769

5. Employee Retirement Plans
The Company has two unfunded supplemental retirement plans for certain employees. For the six-month and three-month periods ended April 30, 2011 and 2010, the Company recognized costs and made payments related to its supplemental retirement plans as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2011	2010	2011	2010
Service cost	$153	$121	$76	$60
Interest cost	645	694	323	347
Amortization of prior service obligation	347	614	173	307

Total costs	$1,145	$1,429	$572	$714

Benefits paid	$62	$62	$29	$28

6. Income Taxes
A reconciliation of the Company’s effective tax rate from the federal statutory tax rate for the six-month and three-month periods ended April 30, 2011 and 2010 is set forth in the tables below (amounts in thousands).

	2011		2010
Six-month period ended April 30:	$	%*	$	%*
Federal tax benefit at statutory rate	(16,986)	(35.0)	(37,991)	(35.0)
State taxes, net of federal benefit	(1,577)	(3.3)	(2,553)	(2.4)
Reversal of state tax provisions — finalization of audits	(2,340)	(4.8)
Reversal of accrual for uncertain tax positions	(17,954)	(37.0)
Valuation allowance — recognized	19,577	40.3	35,015	32.3
Valuation allowance — reversed	(13,062)	(26.9)	(24,051)	(22.2)
Accrued interest on anticipated tax assessments	1,625	3.4	2,763	2.6
Other	(458)	(0.9)	(571)	(0.5)

Tax benefit	(31,175)	(64.2)	(27,388)	(25.2)

*	Due to rounding, amounts may not add.

	2011		2010
Three-month period ended April 30:	$	%*	$	%*
Federal tax benefit at statutory rate	(11,019)	(35.0)	(18,126)	(35.0)
State taxes, net of federal benefit	(1,023)	(3.3)	(1,358)	(2.6)
Valuation allowance — recognized	12,549	39.9	20,174	39.0
Valuation allowance — reversed	(11,802)	(37.5)	(12,644)	(24.4)
Accrued interest on anticipated tax assessments	813	2.6	975	1.9
Other	(229)	(0.7)	(409)	(0.9)

Tax benefit	(10,711)	(34.0)	(11,388)	(22.0)

*	Due to rounding, amounts may not add.
The Company currently operates in 19 states and is subject to taxation in various state jurisdictions. The Company estimates its state tax liabilities based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction and the Company’s ability to utilize certain tax-saving strategies. Based on the Company’s estimate of the allocation of income or loss, as the case may be, among the various taxing jurisdictions and changes in tax regulations and their impact on the Company’s tax strategies, the Company’s estimated rate for state income taxes is 5.0% for each of fiscal 2011 and fiscal 2010.
A reconciliation of the change in the unrecognized tax benefits for the six-month and three-month periods ended April 30, 2011 and 2010 is set forth in the table below (amounts in thousands).

	Six months ended April 30,		Three months ended April 30,
	2011	2010	2011	2010
Balance, November 1,	$160,446	$171,366	$140,142	$175,116
Increase in benefit as a result of tax positions taken in prior years		4,250		1,500
Increase in benefit as a result of tax positions taken in current year	2,500	1,500	1,250	500
Decrease in benefit as a result of resolution of uncertain tax positions	(17,954)
Decrease in benefit as a result of completion of tax audits	(3,600)

Balance, April 30,	$141,392	$177,116	$141,392	$177,116

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
The Company recognizes in its tax benefit, potential interest and penalties. Information as to the amounts recognized in its tax benefit, before reduction for applicable taxes and reversal of previously accrued interest and penalties, of potential interest and penalties in the six-month and three-month periods ended April 30, 2011 and 2010, and the amounts accrued for potential interest and penalties at April 30, 2011 and October 31, 2010 is set forth in the table below (amounts in thousands).

Recognized in statements of operations:
Six-month period ended April 30, 2011	$2,500
Six-month period ended April 30, 2010	$4,250
Three-month period ended April 30, 2011	$1,250
Three-month period ended April 30, 2010	$1,500

Accrued at:
April 30, 2011	$27,000
October 31, 2010	$39,209
The Company is allowed to carry forward tax losses for 20 years and apply such tax losses to future taxable income to realize federal deferred tax assets. As of April 30, 2011, the Company had approximately $10.0 million of tax loss carryforwards, resulting from losses that it recognized on its fiscal 2009 tax return, in excess of the amount it could carry back against its fiscal 2007 federal taxable income. In addition, the Company will be able to reverse its previously recognized valuation allowances during any future period for which it reports book income before income taxes. The Company will continue to review its deferred tax assets in accordance with ASC 740 “Income Taxes”.

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted into law. The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in a tax year ending after December 31, 2007 and beginning before January 1, 2010 to be carried back for up to five years (such losses were previously limited to a two-year carryback). This change allowed the Company to carry back its fiscal 2010 taxable losses to prior years and to file for a refund of previously paid federal income taxes. The Company received a tax refund in its second quarter of fiscal 2011 of $154.3 million.
At April 30, 2011 and October 31, 2010, the Company had recorded cumulative valuation allowances against its entire net deferred federal tax asset of $370.7 million and $364.2 million, respectively.
For state tax purposes, due to past and projected losses in certain jurisdictions where the Company does not have carryback potential and/or cannot sufficiently forecast future taxable income, the Company has recognized net cumulative valuation allowances against its state deferred tax assets of $45.0 million as of April 30, 2011 and October 31, 2010. Future valuation allowances in these jurisdictions may continue to be recognized if the Company believes it will not generate sufficient future taxable income to utilize any future state deferred tax assets.
7. Accumulated Other Comprehensive Loss and Total Comprehensive Loss
Accumulated other comprehensive loss at April 30, 2011 and October 31, 2010 was primarily related to employee retirement plans.
The components of other comprehensive loss in the six-month and three-month periods ended April 30, 2011 and 2010 were as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2011	2010	2011	2010
Net loss as reported	$(17,356)	$(81,155)	$(20,773)	$(40,401)
Changes in pension liability, net of tax provision	347	(283)	173	(184)
Change in fair value of available-for-sale securities	(5)	63	59	(78)

Comprehensive loss	$(17,014)	$(81,375)	$(20,541)	$(40,663)

Tax benefit recognized in total comprehensive loss	—	$146	—	$175

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

The weighted-average assumptions and the fair value used for stock option grants in fiscal 2011 and 2010 were as follows:

	2011	2010
Expected volatility	45.38% - 49.46%	46.74% - 51.41%
Weighted-average volatility	47.73%	49.51%
Risk-free interest rate	1.64% - 3.09%	2.15% - 3.47%
Expected life (years)	4.29 - 8.75	4.44 - 8.69
Dividends	none	none
Weighted-average grant date fair value per share of options granted	$7.94	$7.63
Stock compensation expense and related income tax benefits related to stock options recognized for the six-month and three-month periods ended April 30, 2011 and 2010, for the twelve months ended October 31, 2010 and estimated amounts for the twelve months ended October 31, 2011 are as follows (amounts in thousands):

	2011		2010
Six months ended April 30:
Stock-compensation expense recognized	$5,905		$6,284
Income tax benefit related to stock option grants	—		$2,513
Three months ended April 30:
Stock-compensation expense recognized	$1,317		$1,375
Income tax benefit related to stock option grants	—		$561
Twelve months ended October 31:
Stock-compensation expense recognized	$8,560	(a)	$9,332
Income tax benefit related to stock option grants	—	(a)	$3,266

(a)	Estimated
Performance Based Restricted Stock Units:
In December 2010 and 2009, the Executive Compensation Committee of the Company’s Board of Directors approved awards of performance-based restricted stock units (“Performance-Based RSUs”) relating to shares of the Company’s common stock. The Performance-Based RSUs will vest and the recipients will be entitled to receive the underlying shares if the average closing price of the Company’s common stock on the New York Stock Exchange (“NYSE”), measured over any 20 consecutive trading days ending on or prior to five years from date of issuance of the Performance-Based RSUs increases 30% or more over the closing price of the Company’s common stock on the NYSE on the date of issuance (“Target Price”); provided the recipients continue to be employed by the Company or serve on the board of directors of the Company (as applicable) as stipulated in the award document. The Company determined the aggregate value of the Performance-Based RSUs using a lattice-based option pricing model.
Information regarding the issuance, valuation assumptions, amortization and unamortized balances of the Company’s Performance-Based RSUs in and at the relevant periods and dates in fiscal 2011 and 2010 is as follows:

	2011	2010
Performance-Based RSUs issued:
Number issued	306,000	200,000
Closing price of the Company’s common stock on date of issuance	$19.32	$18.38
Target price	$25.12	$23.89
Volatility	48.22%	49.92%
Risk-free interest rate	1.99%	2.43%
Expected life	3.0 years	3.0 years
Aggregate fair value of Performance-Based RSUs issued (in thousands)	$4,994	$3,160

Performance-Based RSU expense recognized (in thousands):
Six months ended April 30,	$1,735	$987
Three months ended April 30,	$983	$567

	2011	2010
At April 30:
Aggregate outstanding Performance-Based RSUs	706,000	400,000
Cumulative unamortized value of Performance-Based RSUs (in thousands)	$6,895	$4,769
Non-Performance Based Restricted Stock Units:
In December 2010 and 2009, the Company issued restricted stock units (“RSUs”) relating to shares of the Company’s common stock to several employees. These RSUs generally vest in annual installments over a four-year period. The value of the RSUs was determined to be equal to the number of shares of the Company’s common stock to be issued pursuant to the RSUs, multiplied by the closing price of the Company’s common stock on the NYSE on the date the RSUs were awarded. Information regarding these RSUs in the six-month and three-month periods ended April 30, 2011 and 2010 is as follows:

	2011	2010
RSUs issued:
Number issued	15,497	19,663
Closing price of the Company’s common stock on date of issuance	$19.32	$18.38
Aggregate fair value of RSUs issued (in thousands)	$299	$361

RSU expense recognized (in thousands):
Six months ended April 30,	$66	$33
Three months ended April 30,	$39	$23

At April 30:
Aggregate outstanding RSUs	35,160	19,663
Cumulative unamortized value of RSUs (in thousands)	$457	$329
9. Loss per Share Information
Information pertaining to the calculation of loss per share, common stock equivalents, weighted average number of anti-dilutive option and shares issued for the six-month and three-month periods ended April 30, 2011 and 2010 is as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2011	2010	2011	2010
Basic weighted-average shares	166,794	165,322	166,910	165,407
Common stock equivalents (a)	—	—	—	—

Diluted weighted-average shares	166,794	165,322	166,910	165,407

Common stock equivalents excluded from diluted weighted-average shares due to anti-dilutive effect (a)	1,537	2,229	1,630	2,297

Weighted average number of anti-dilutive options (b)	7,446	7,417	6,509	6,316

Shares issued under stock incentive and employee stock purchase plans	513	720	100	118

(a)	Common stock equivalents represent the dilutive effect of outstanding in-the-money stock options. For the six-month and three-month periods ended April 30, 2011 and 2010, there were no incremental shares attributed to outstanding options to purchase common stock because the Company had a net loss in the periods and any incremental shares would be anti-dilutive.

(b)	Based upon the average closing price of the Company’s common stock on the NYSE for the period.

10. Stock Repurchase Program
In March 2003, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. Information about the Company’s share repurchase program for the six-month and three-month periods ended April 30, 2011 and 2010 is in the table below.

	Six months ended April 30,		Three months ended April 30,
	2011	2010	2011	2010
Number of shares purchased	19,000	19,000	11,000	12,000
Average price per share	$20.13	$19.67	$20.83	$20.02
Remaining authorization at April 30: (in thousands)	11,811	11,843	11,811	11,843
11. Fair Value Disclosures
A summary of assets and (liabilities) at April 30, 2011 and October 31, 2010 related to the Company’s financial instruments, measured at fair value on a recurring basis, is set forth below (amounts in thousands).

		Fair value
	Fair value	April 30,	October 31,
Financial Instrument	hierarchy	2011	2010
U.S. Treasury Securities	Level 1	$45,075	$175,370
U.S. Agency Securities	Level 1	$30,010	$22,497
Corporate Securities	Level 1	$195,911
Pre-refunded Municipal Securities	Level 1	$26,850
Residential Mortgage Loans Held for Sale	Level 2	$28,996	$93,644
Forward Loan Commitments — Residential Mortgage Loans Held for Sale	Level 2	$(176)	$(459)
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$103	$130
Forward Loan Commitments — IRLCs	Level 2	$(103)	$(130)
At April 30, 2011 and October 31, 2010, the carrying value of cash and cash equivalents and restricted cash approximated fair value. Gibraltar’s investment in the portfolio of non-performing loans was recorded at fair value at inception based on the acquisition price as determined by Level 3 inputs. Due to the relatively short period of time since the Company's acquisition of the investment, the Company believes the fair value of these financial instruments approximate their carrying values at April 30, 2011.
At the end of the reporting period, the Company determines the fair value of its mortgage loans held for sale and the forward loan commitments it has entered into as a hedge against the interest rate risk of its mortgage loans using the market approach to determine fair value. The evaluation is based on the current market pricing of mortgage loans with similar terms and values as of the reporting date and by applying such pricing to the mortgage loan portfolio. The Company recognizes the difference between the fair value and the unpaid principal balance of mortgage loans held for sale as a gain or loss. In addition, the Company recognizes the fair value of its forward loan commitments as a gain or loss. These gains and losses are included in interest and other income. Interest income on mortgage loans held for sale is calculated based upon the stated interest rate of each loan and is included in “interest and other income”.
The table below provides, for the periods indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale as of the date indicated (amounts in thousands).

	Aggregate
	unpaid principal
	balance	Fair value	Excess
At April 30, 2011	$28,533	$28,996	$463
At April 30, 2010	$46,710	$47,107	$397
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

As of April 30, 2011 and October 31, 2010, the amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of marketable securities were as follows (in thousands):

	April 30,	October 31,
	2011	2010
Amortized cost	$297,740	$197,699
Gross unrealized holding gains	184	180
Gross unrealized holding losses	(78)	(12)

Fair value	$297,846	$197,867

The remaining contractual maturities of marketable securities as of April 30, 2011 ranged from 1 month to 12 months.
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

	Fair value of
	communities,
	net of
	impairment	Impairment
Three months ended:	charges	charges
Fiscal 2011:
January 31	$56.1	$5.5
April 30	$40.8	10.7

		$16.2

Fiscal 2010:
January 31	$82.5	$82.5
April 30	$41.8	70.7

		$153.2

The book value and estimated fair value of the Company’s debt at April 30, 2011 and October 31, 2010 was as follows (amounts in thousands):

	April 30, 2011		October 31, 2010
		Estimated		Estimated
	Book value	fair value	Book value	fair value
Loans payable (a)	$105,256	$95,701	$94,491	$87,751
Senior notes (b)	1,554,460	1,671,716	1,554,460	1,679,052
Mortgage company warehouse loan (c)	24,906	24,906	72,367	72,367

	$1,684,622	$1,792,323	$1,721,318	$1,839,170

(a)	The estimated fair value of loans payable was based upon their indicated market prices or the interest rates that the Company believed were available to it for loans with similar terms and remaining maturities as of the applicable valuation date.

(b)	The estimated fair value of the Company’s senior notes is based upon their indicated market prices.

(c)	The Company believes that the carrying value of its mortgage company loan borrowings approximates their fair value.

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
On November 4, 2008, a shareholder derivative action was filed in the Chancery Court of Delaware by Milton Pfeiffer against Robert I. Toll, Zvi Barzilay, Joel H. Rassman, Bruce E. Toll, Paul E. Shapiro, Robert S. Blank, Carl B. Marbach, and Richard J. Braemer. The plaintiff purports to bring his claims on behalf of Toll Brothers, Inc. and alleges that the director and officer defendants breached their fiduciary duties to the Company and its stockholders with respect to their sales of shares of the Company’s common stock during the period beginning on December 9, 2004 and ending on November 8, 2005, as alleged in a securities class action suit that was filed against the Company and certain of its directors and officers and, as disclosed in the Company’s quarterly report on Form 10-Q for the fiscal period ended January 31, 2011, was settled by the parties in March 2011 (“Class Action”). The plaintiff alleges that such stock sales were made while in possession of non-public, material information about the Company. The plaintiff seeks contribution and indemnification from the individual director and officer defendants for any liability found against the Company in the Class Action. In addition, again purportedly on the Company’s behalf, the plaintiff seeks disgorgement of the defendants’ profits from their stock sales.
On March 4, 2009, a second shareholder derivative action was brought by Oliverio Martinez in the U.S. District Court for the Eastern District of Pennsylvania. The case was brought against the eleven then-current members of the Company’s board of directors and Chief Accounting Officer. This complaint alleges breaches of fiduciary duty, waste of corporate assets, and unjust enrichment during the period from February 2005 to November 2006. The complaint further alleges that certain of the defendants sold the Company’s stock during this period while in possession of the allegedly non-public, material information about the role of speculative investors in the Company’s sales and plaintiff seeks disgorgement of profits from these sales. The complaint also asserts a claim for equitable indemnity for costs and expenses incurred by the Company in connection with defending the Class Action.
On April 1, 2009, a third shareholder derivative action was filed by William Hall, also in the U.S. District Court for the Eastern District of Pennsylvania, against the eleven then-current members of the Company’s board of directors and Chief Accounting Officer. This complaint is identical to the previous shareholder complaint filed in Philadelphia and, on July 14, 2009, the two cases were consolidated. On April 30, 2010, the plaintiffs filed an amended consolidated complaint. The Company’s Certificate of Incorporation and Bylaws provide for indemnification of its directors and officers. The Company has also entered into individual indemnification agreements with each of its directors.
Due to the high degree of judgment required in determining the amount of potential loss related to the various claims and litigation in which the Company is involved, including those noted above, and the inherent variability in predicting future settlements and judicial decisions, the Company cannot estimate a range of reasonably possible losses in excess of its accruals for these matters. The Company believes that adequate provision for resolution of all claims and pending litigation has been made for probable losses and the disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations and liquidity or on its financial condition.
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
Information regarding the Company’s purchase commitments at April 30, 2011 and October 31, 2010 is provided in the table below (amounts in millions).

	April 30,	October 31,
	2011	2010
Aggregate purchase commitments
Unrelated parties	$408.2	$419.2
Unconsolidated entities that the Company has investments in	136.0	131.2

Total	$544.2	$550.4

Deposits against aggregate purchase commitments	$43.5	$47.1
Credits to be received from unconsolidated entities	38.3	37.3
Additional cash required to acquire land	462.4	466.0

Total	$544.2	$550.4

Amount of additional cash required to acquire land included in accrued expenses	$62.5	$77.6

The Company has additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since it does not believe that it will complete the purchase of these land parcels and no additional funds will be required from the Company to terminate these contracts.
At April 30, 2011, the Company had investments in and advances to a number of unconsolidated entities, was committed to invest or advance additional funds and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. In addition, the Company was subject to litigation related to one joint venture in which it had an investment. See Note 3, “Investments in and Advances to Unconsolidated Entities,” for more information regarding the Company’s commitments to these entities.
At April 30, 2011, the Company had $783.8 million available to it under its $885 million revolving credit facility with 12 banks, which extends to October 2014. At April 30, 2011, the Company had no outstanding borrowings under the credit facility but had outstanding letters of credit of approximately $101.2 million. At April 30, 2011, interest would have been payable on borrowings under our credit facility at 2.50% (subject to adjustment based upon our debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. The Company is obligated to pay an undrawn commitment fee of 0.50% (subject to adjustment based upon our debt rating and leverage ratios) based on the average daily unused amount of the credit facility. Under the terms of the credit facility, the Company is not permitted to allow its maximum leverage ratio (as defined in the underlying credit agreement) to exceed 1.75 to 1.00, and is required to maintain a minimum tangible net worth (as defined in the underlying credit agreement) of approximately $1.88 billion at April 30, 2011. At April 30, 2011, the Company’s leverage ratio was approximately 0.16 to 1.00, and its tangible net worth was approximately $2.51 billion. In addition, at April 30, 2011, the Company had $25.3 million of letters of credit outstanding with three banks which were not part of its new credit facility; these letters of credit were collateralized by $26.0 million of cash deposits.
At April 30, 2011, the Company had outstanding surety bonds amounting to $371.0 million, primarily related to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that an aggregate of $172.9 million of work remains on these improvements. The Company has an additional $71.1 million of surety bonds outstanding that guarantee other obligations of the Company. The Company does not believe it is probable that any outstanding bonds will be drawn upon.
At April 30, 2011, the Company had agreements of sale outstanding to deliver 1,760 homes with an aggregate sales value of $1.01 billion.
The Company’s mortgage subsidiary provides mortgage financing for a portion of the Company’s home closings. The Company’s mortgage subsidiary funds its commitments through a combination of its own capital, capital provided from Toll Brothers, Inc, its $75 million repurchase facility and from the sale of mortgage loans to various investors. For those home buyers to whom the Company’s mortgage subsidiary provides mortgages, it determines whether the home buyer qualifies for the mortgage he or she is seeking based upon information provided by the home buyer and other sources. For those home buyers that qualify, the Company’s mortgage subsidiary provides the home buyer with a mortgage commitment that specifies the terms and conditions of a proposed mortgage loan based upon then-current market conditions. Prior to the actual closing of the home and funding of the mortgage, the home buyer will “lock” in an interest rate based upon the terms of the commitment. At the time of rate lock, the Company’s mortgage subsidiary agrees to sell the proposed mortgage loan to one of several outside recognized mortgage financing institutions, which is willing to honor the terms and conditions, including a locked interest rate, committed to the home buyer. The Company believes that these institutions have adequate financial resources to honor their commitments to its mortgage subsidiary. Information regarding the Company’s mortgage commitments at April 30, 2011 and October 31, 2010 is provided in the table below (amounts in millions).

	April 30,	October 31,
	2011	2010
Aggregate mortgage loan commitments
IRLCs	$153.3	$169.5
Non-IRLCs	319.0	263.5

Total	$472.3	$433.0

Investor commitments to purchase:
IRLCs	$148.2	$169.5
Mortgage loans receivable	25.9	91.7

Total	$174.1	$261.2

Amount of commitments with unlocked interest rates by home buyer	$319.0	$263.5

As of April 30, 2011, the Company has confirmed the presence of defective Chinese-made drywall in a small number of its West Florida homes, which were delivered between May 2006 and January 2008. The anticipated cost of the remediation of these homes is included in the amounts that the Company previously accrued. The Company believes that adequate provision for costs associated with the remediation of homes containing Chinese-made drywall has been made and that such costs are not expected to have a material adverse effect on the Company’s results of operations and liquidity or on its financial condition.
14. Interest and Other Income
Interest and other income includes the activity of the Company’s non-core ancillary businesses which include its mortgage, title, landscaping, security monitoring, structured loan and non-performing portfolio group and golf course and country club operations. Revenues and expenses for the six-month and three-month periods ended April 30, 2011 and 2010 were as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2011	2010	2011	2010
Revenue	$27,542	$20,077	$13,770	$10,186
Expense	$27,503	$17,726	$14,288	$9,327
15. Geographic Segments
Revenue and (loss) income before income taxes for each of the Company’s geographic segments for the six-month and three month periods ended April 30, 2011 and 2010 were as follows (amounts in millions):

	Six months ended April 30,		Three months ended April 30,
	2011	2010	2011	2010
Revenue:
North	$167.1	$174.5	$84.6	$83.1
Mid-Atlantic	203.4	204.0	99.6	103.0
South	128.4	119.0	66.5	63.7
West	154.9	140.5	69.0	61.5

Total	$653.8	$638.0	$319.7	$311.3

(Loss) income before income taxes:
North	$14.5	$(4.3)	$7.4	$(2.4)
Mid-Atlantic	15.1	2.5	6.4	7.6
South	(13.6)	(27.6)	(12.3)	(18.4)
West	(27.1)	(26.8)	(11.9)	(15.5)
Corporate and other	(37.4)	(52.3)	(21.1)	(23.1)

Total	$(48.5)	$(108.5)	$(31.5)	$(51.8)

Corporate and other is comprised principally of general corporate expenses such as the offices of the Executive Chairman of the Board, Chief Executive Officer, and President, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, directly expensed interest, offset in part by interest income, income from the Company’s ancillary businesses and income from Gibraltar.

Total assets for each of the Company’s geographic segments at April 30, 2011 and October 31, 2010 are shown in the table below (amounts in millions).

	April 30,	October 31,
	2011	2010
North	$1,007.1	$961.3
Mid-Atlantic	1,228.6	1,161.5
South	750.4	693.8
West	670.7	712.4
Corporate and other	1,427.1	1,642.6

Total	$5,083.9	$5,171.6

Corporate and other is comprised principally of cash and cash equivalents, marketable securities, restricted cash, income tax refund recoverable, the assets of the Company’s manufacturing facilities and mortgage subsidiary, and its Gibraltar investments.
The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable and write-downs of investments in unconsolidated entities that it believes to be other than temporarily impaired for the six-month and three-month periods ended April 30, 2011 and 2010 as shown in the table below; the carrying value of inventory and investments in and advances to unconsolidated entities for each of the Company’s geographic segments at April 30, 2011 and October 31, 2010 are also shown (amounts in millions).

			Impairment Charges Recognized
	Net Carrying Value		Six months ended		Three months ended
	April 30,	October 31,	April 30,		April 30,
	2011	2010	2011	2010	2011	2010
Inventory:
Land controlled for future communities:
North	$11.4	$3.6	$0.4	$1.8	$0.3	$0.2
Mid-Atlantic	16.8	14.8	0.1	0.2		0.2
South	8.5	11.0	0.3	(0.2)
West	3.7	2.5	1.0	0.4	1.9	0.2

	40.4	31.9	1.8	2.2	2.2	0.6

Land owned for future communities:
North	230.1	208.5		5.3		5.3
Mid-Atlantic	426.9	452.9		9.0
South	136.5	119.8		8.1		8.1
West	183.3	142.8		13.3		13.3

	976.8	924.0	—	35.7	—	26.7

Operating communities:
North	692.2	685.3	2.7	4.8	1.4	0.1
Mid-Atlantic	720.9	662.4	3.7	1.6	3.7
South	498.7	443.3	3.8	17.3	3.8	11.2
West	455.7	494.8	6.0	14.1	1.8	3.7

	2,367.5	2,285.8	16.2	37.8	10.7	15.0

Total inventory	$3,384.7	$3,241.7	$18.0	$75.7	$12.9	$42.3

Investments in unconsolidated entities:
North	$41.0	$47.6
South	41.1	51.7	$10.0		$10.0
West	18.9	58.5	29.6		9.6
Corporate	84.3	40.6

Total	$185.3	$198.4	$39.6	—	$19.6	—

16. Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the six months ended April 30, 2011 and 2010 (amounts in thousands):

	2011	2010
Cash flow information:
Interest paid, net of amount capitalized	$8,150	$16,030
Income taxes paid		$2,964
Income tax refunds	$154,524
Non-cash activity:
Cost of inventory acquired through seller financing municipal bonds or recorded due to VIE criteria	$24,583	$37,672
Miscellaneous increases to inventory	$2,025	$1,395
Reclassification of inventory to property, construction and office equipment	$20,005	$18,711
Income tax benefit related to exercise of employee stock options		$3,189
Reduction of investments in unconsolidated entities due to reduction in letters of credit or accrued liabilities	$9,506	$6,865
Defined benefit retirement plan amendment		$1,085
Miscellaneous (decreases) increases to investments in unconsolidated entities	$(1,433)	$1,353
Stock awards	$24	$22
17. Supplemental Guarantor Information
A 100% owned subsidiary of the Company, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), issued $300 million of 6.875% Senior Notes due 2012 on November 22, 2002; $250 million of 5.95% Senior Notes due 2013 on September 3, 2003; $300 million of 4.95% Senior Notes due 2014 on March 16, 2004; $300 million of 5.15% Senior Notes due 2015 on June 2, 2005; $400 million of 8.91% Senior Notes due 2017 on April 13, 2009; and $250 million of 6.75% Senior Notes due 2019 on September 22, 2009. In fiscal 2009, the Subsidiary Issuer redeemed $105.1 million of its 6.875% Senior Notes due 2012 and $94.9 million of its 5.95% Senior Notes due 2013. The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest is guaranteed jointly and severally on a senior basis by the Company and substantially all of the Company’s 100% owned home building subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional. The Company’s non-home building subsidiaries and several of its home building subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the debt. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such disclosures would not be material to investors. Prior to the above described senior debt issuances, the Subsidiary Issuer did not have any operations.

Supplemental consolidating financial information of Toll Brothers, Inc., the Subsidiary Issuer, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at Toll Brothers, Inc. on a consolidated basis is presented below ($ amounts in thousands).
Consolidating Balance Sheet at April 30, 2011

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents			822,662	127,234		949,896
Marketable securities			297,846			297,846
Restricted cash			32,125			32,125
Inventory			2,887,796	496,924		3,384,720
Property, construction and office equipment, net			76,355	23,095		99,450
Receivables, prepaid expenses and other assets		7,449	61,598	21,207	(2,509)	87,745
Mortgage loans held for sale				28,996		28,996
Customer deposits held in escrow			12,934	4,925		17,859
Investments in and advances to unconsolidated entities and non-performing loan portfolio			103,538	81,721		185,259
Investments in and advances to consolidated entities	2,694,956	1,563,721	(876,369)	(455,362)	(2,926,946)	—

	2,694,956	1,571,170	3,418,485	328,740	(2,929,455)	5,083,896

LIABILITIES AND EQUITY
Liabilities:
Loans payable			62,146	43,110		105,256
Senior notes		1,545,067				1,545,067
Mortgage company warehouse loan				24,906		24,906
Customer deposits			81,430	9,773		91,203
Accounts payable			92,267	197		92,464
Accrued expenses		26,103	216,016	286,064	(2,360)	525,823
Income taxes payable	146,051			(2,000)		144,051

Total liabilities	146,051	1,571,170	451,859	362,050	(2,360)	2,528,770

Equity:
Stockholders’ equity:
Common stock	1,669			2,003	(2,003)	1,669
Additional paid-in capital	370,361		4,420	2,734	(7,154)	370,361
Retained earnings	2,177,100		2,962,431	(44,268)	(2,918,163)	2,177,100
Treasury stock, at cost
Accumulated other comprehensive loss	(225)		(225)		225	(225)

Total stockholders’ equity	2,548,905	—	2,966,626	(39,531)	(2,927,095)	2,548,905
Noncontrolling interest				6,221		6,221

Total equity	2,548,905	—	2,966,626	(33,310)	(2,927,095)	2,555,126

	2,694,956	1,571,170	3,418,485	328,740	(2,929,455)	5,083,896

Consolidating Balance Sheet at October 31, 2010

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents			930,387	108,673		1,039,060
Marketable securities			197,867			197,867
Restricted cash			60,906			60,906
Inventory			2,862,796	378,929		3,241,725
Property, construction and office equipment, net			79,516	400		79,916
Receivables, prepaid expenses and other assets	27	8,104	66,280	24,565	(1,937)	97,039
Mortgage loans held for sale				93,644		93,644
Customer deposits held in escrow			13,790	7,576		21,366
Investments in and advances to unconsolidated entities and non- performing loan portfolio			116,247	82,195		198,442
Income tax refund recoverable	141,590					141,590
Investments in and advances to consolidated entities	2,578,195	1,562,109	(871,125)	(315,074)	(2,954,105)	—

	2,719,812	1,570,213	3,456,664	380,908	(2,956,042)	5,171,555

LIABILITIES AND EQUITY
Liabilities:
Loans payable			63,442	31,049		94,491
Senior notes		1,544,110				1,544,110
Mortgage company warehouse loan				72,367		72,367
Customer deposits			72,819	4,337		77,156
Accounts payable			91,498	240		91,738
Accrued expenses		26,103	242,793	303,413	(1,988)	570,321
Income taxes payable	164,359			(2,000)		162,359

Total liabilities	164,359	1,570,213	470,552	409,406	(1,988)	2,612,542

Equity:
Stockholders’ equity:
Common stock	1,664			2,003	(2,003)	1,664
Additional paid-in capital	360,006		4,420	2,734	(7,154)	360,006
Retained earnings	2,194,456		2,982,269	(36,795)	(2,945,474)	2,194,456
Treasury stock, at cost	(96)					(96)
Accumulated other comprehensive loss	(577)		(577)		577	(577)

Total stockholders’ equity	2,555,453	—	2,986,112	(32,058)	(2,954,054)	2,555,453
Noncontrolling interest				3,560		3,560

Total equity	2,555,453	—	2,986,112	(28,498)	(2,954,054)	2,559,013

	2,719,812	1,570,213	3,456,664	380,908	(2,956,042)	5,171,555

Condensed Consolidating Statement of Operations for the six months ended April 30, 2011 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues			626,515	27,276		653,791

Cost of revenues			530,929	30,834	(3,444)	558,319
Selling, general and administrative	53	670	132,926	18,739	(24,087)	128,301
Interest expense		52,483	1,504		(52,483)	1,504

	53	53,153	665,359	49,573	(80,014)	688,124

Loss from operations	(53)	(53,153)	(38,844)	(22,297)	80,014	(34,333)
Other
(Loss) income from unconsolidated entities and non-performing loan portfolio			3,705	(25,577)		(21,872)
Interest and other		53,153	(13,339)	18,223	(50,363)	7,674
Loss from subsidiaries	(48,478)				48,478	—

Loss before income tax benefit	(48,531)	—	(48,478)	(29,651)	78,129	(48,531)
Income tax benefit	(31,175)		(31,784)	(19,034)	50,818	(31,175)

Net loss	(17,356)	—	(16,694)	(10,617)	27,311	(17,356)

Condensed Consolidating Statement of Operations for the three months ended April 30, 2011 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues			306,672	13,003		319,675

Cost of revenues			262,673	14,887	(1,206)	276,354
Selling, general and administrative	25	329	68,938	10,211	(12,453)	67,050
Interest expense		26,638	392		(26,638)	392

	25	26,967	332,003	25,098	(40,297)	343,796

Loss from operations	(25)	(26,967)	(25,331)	(12,095)	40,297	(24,121)
Other
Loss from unconsolidated entities and non-performing loan portfolio			(2,816)	(8,054)		(10,870)
Interest and other		26,967	(3,312)	8,884	(29,032)	3,507
Loss from subsidiaries	(31,459)				31,459	—

Loss before income tax benefit	(31,484)	—	(31,459)	(11,265)	42,724	(31,484)
Income tax (benefit) provision	(10,711)		(9,425)	3,024	6,401	(10,711)

Net loss	(20,773)	—	(22,034)	(14,289)	36,323	(20,773)

Condensed Consolidating Statement of Operations for the six months ended April 30, 2010 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues			614,819	23,150		637,969

Cost of revenues		484	588,752	34,295	(461)	623,070
Selling, general and administrative	49	694	126,332	10,013	(10,266)	126,822
Interest expense		53,158	13,464		(53,158)	13,464

	49	54,336	728,548	44,308	(63,885)	763,356

Loss from operations	(49)	(54,336)	(113,729)	(21,158)	63,885	(125,387)
Other
Income from unconsolidated entities and non-performing loan portfolio			1,646			1,646
Interest and other		54,336	3,623	13,728	(56,455)	15,232
Expenses related to retirement of debt			(34)			(34)
Loss from subsidiaries	(108,494)				108,494

Loss before income tax benefit	(108,543)	—	(108,494)	(7,430)	115,924	(108,543)
Income tax benefit	(27,388)		(21,663)	(1,837)	23,500	(27,388)

Net loss	(81,155)	—	(86,831)	(5,593)	92,424	(81,155)

Condensed Consolidating Statement of Operations for the three months ended April 30, 2010 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues			301,754	9,517		311,271

Cost of revenues		484	285,167	20,402	(470)	305,583
Selling, general and administrative	27	346	59,252	4,883	(4,959)	59,549
Interest expense		26,313	6,207		(26,313)	6,207

	27	27,143	350,626	25,285	(31,742)	371,339

Loss from operations	(27)	(27,143)	(48,872)	(15,768)	31,742	(60,068)
Other
Income from unconsolidated entities and non-performing loan portfolio			1,280			1,280
Interest and other		27,143	(4,170)	6,525	(22,499)	6,999
Loss from subsidiaries	(51,762)				51,762	—

Loss before income tax benefit	(51,789)	—	(51,762)	(9,243)	61,005	(51,789)
Income tax benefit	(11,388)		(9,376)	(2,391)	11,767	(11,388)

Net loss	(40,401)	—	(42,386)	(6,852)	49,238	(40,401)

Condensed Consolidating Statement of Cash Flows for the six months ended April 30, 2011 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities:
Net loss	(17,356)		(16,694)	(10,617)	27,311	(17,356)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	28	1,614	8,202	493		10,337
Stock-based compensation	7,970					7,970
Impairments of investments in unconsolidated entities			10,000	29,600		39,600
Income from unconsolidated entities and non-performing loan portfolio			(12,027)	(5,701)		(17,728)
Distributions of earnings from unconsolidated entities			6,789			6,789
Inventory impairments			18,048			18,048
Deferred tax benefit	(6,515)					(6,515)
Deferred tax valuation allowance	6,515					6,515
Change in fair value of mortgage loans receivable and derivative instruments				818		818
Changes in operating assets and liabilities
Increase in inventory			(35,860)	(118,580)		(154,440)
Origination of mortgage loans				(301,778)		(301,778)
Sale of mortgage loans				365,328		365,328
Decrease in restricted cash			28,781			28,781
Decrease (increase) in receivables, prepaid expenses and other assets	(116,822)	(1,614)	5,654	146,481	(26,527)	7,172
Increase (decrease) in customer deposits			9,467	8,087		17,554
Decrease in accounts payable and accrued expenses	(1,456)		(26,473)	(8,086)	(784)	(36,799)
Decrease in income tax refund recoverable	141,590					141,590
Decrease in income taxes payable	(18,241)					(18,241)

Net cash (used in) provided by operating activities	(4,287)	—	(4,113)	106,045	—	97,645

Cash flow from investing activities:
Purchase of property and equipment			(1,929)	(3,183)		(5,112)
Purchase of marketable securities			(329,105)			(329,105)
Sale of marketable securities			227,080			227,080
Investments in and advances to unconsolidated entities and non-performing loan portfolio				(42,141)		(42,141)
Return of investments from unconsolidated entities			8,051	7,700		15,751

Net cash used in investing activities			(95,903)	(37,624)		(133,527)

Cash flow from financing activities:
Proceeds from loans payable				438,713		438,713
Principal payments of loans payable			(7,709)	(491,251)		(498,960)
Proceeds from stock-based benefit plans	4,676					4,676
Receipts related to noncontrolling interest				2,678		2,678
Purchase of treasury stock	(389)					(389)

Net cash (used in) provided by financing activities	4,287		(7,709)	(49,860)		(53,282)

Net (decrease) increase in cash and cash equivalents	—	—	(107,725)	18,561	—	(89,164)
Cash and cash equivalents, beginning of period			930,387	108,673		1,039,060

Cash and cash equivalents, end of period	—	—	822,662	127,234	—	949,896

Condensed Consolidating Statement of Cash Flows for the six months ended April 30, 2010 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities:
Net loss	(81,155)		(86,831)	(5,593)	92,424	(81,155)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization		1,641	6,981	403		9,025
Stock-based compensation	7,350					7,350
Excess tax benefits from stock-based compensation	(2,606)					(2,606)
Income from unconsolidated entities and non-performing loan portfolio			(1,646)			(1,646)
Inventory impairments			67,962	7,750		75,712
Expenses related to early retirement of debt			34			34
Deferred tax benefit	(10,963)					(10,963)
Deferred tax valuation allowance	10,963					10,963
Change in fair value of mortgage loans receivable and derivative instruments				(266)		(266)
Changes in operating assets and liabilities
(Increase) decrease in inventory			(197,510)	4,706		(192,804)
Origination of mortgage loans				(241,631)		(241,631)
Sale of mortgage loans				238,071		238,071
Decrease (increase) in receivables, prepaid expenses and other assets	101,906	(9,553)	32,503	(29,465)	(92,305)	3,086
(Decrease) increase in customer deposits			2,077	(8,484)		(6,407)
(Decrease) increase in accounts payable and accrued expenses	(1,492)	7,912	(101,741)	95,135	(119)	(305)
Increase in income tax refund recoverable	(38,740)					(38,740)
Decrease in current income taxes payable	8,389					8,389

Net cash (used in) provided by operating activities	(6,348)	—	(278,171)	60,626	—	(223,893)

Cash flow from investing activities:
Purchase of property and equipment			(745)	(3)		(748)
Purchase of marketable securities			(85,450)			(85,450)
Investments in and advances to unconsolidated entities and non-performing loan portfolio			(25,931)			(25,931)
Return of investments in unconsolidated entities			4,446			4,446

Net cash used in investing activities			(107,680)	(3)		(107,683)

Cash flow from financing activities:
Redemption of senior subordinated notes			(47,872)			(47,872)
Proceeds from loans payable				346,472		346,472
Principal payments of loans payable			(14,159)	(404,962)		(419,121)
Proceeds from stock-based benefit plans	4,124					4,124
Excess tax benefits from stock-based compensation	2,606					2,606
Purchase of treasury stock	(382)					(382)

Net cash (used in) provided by financing activities	6,348		(62,031)	(58,490)		(114,173)

Net (decrease) increase in cash and cash equivalents	—	—	(447,882)	2,133	—	(445,749)
Cash and cash equivalents, beginning of period			1,700,351	107,367		1,807,718

Cash and cash equivalents, end of period	—	—	1,252,469	109,500	—	1,361,969

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
Unless otherwise stated, net contracts signed represents a number or value equal to the gross number or value of contracts signed during the relevant period, less the number or value of contracts cancelled during the relevant period, which includes contracts that were signed during the relevant period and in prior periods.
OVERVIEW
In the six-month period ended April 30, 2011, we recognized $653.8 million of revenues and a net loss of $17.4 million, as compared to $638.0 million of revenues and a net loss of $81.2 million in the six-month period ended April 30, 2010. In the six-month period ended April 30, 2011, we recognized inventory impairments and write-offs of $18.0 million, as compared to inventory impairments and write-offs of $75.7 million in the six-month period ended April 30, 2010. In addition, in the six months ended April 30, 2011, we recognized $39.6 million of impairment charges related to our investments in unconsolidated entities. We did not recognize any impairment charges related to our investments in unconsolidated entities in the corresponding fiscal 2010 period.
In the three-month period ended April 30, 2011, we recognized $319.7 million of revenues and a net loss of $20.8 million, as compared to $311.3 million of revenues and a net loss of $40.4 million in the three-month period ended April 30, 2010. In the three-month period ended April 30, 2011, we recognized inventory impairments and write-offs of $12.9 million, as compared to $42.3 million of inventory impairments and write-offs in the three-month period ended April 30, 2010. In addition, in the three months ended April 30, 2011, we recognized $19.6 million of impairment charges related to our investments in unconsolidated entities. We did not recognize any impairment charges related to our investments in unconsolidated entities in the corresponding fiscal 2010 period.
The current housing downturn has been the longest and most severe since the Great Depression. However, we believe that the medium and long-term futures for our company and industry are bright. A 2010 Harvard University study projects that under both low- and high- growth scenarios, housing demand in the 2010-2020 period should exceed that of the previous three decades.
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
The U.S. housing market continues to struggle from a significant slowdown that began in the fourth quarter of our fiscal 2005. The value of our net contracts signed in fiscal 2010 was 79.4% lower than the value of our net contracts signed in fiscal 2005, 12.8% higher than the value of our net contracts signed in fiscal 2009 and 8.5% and 51.1% lower than the value of our net contracts signed in fiscal 2008 and 2007, respectively. The value of net contracts signed in the first half of our fiscal 2011 was 6.8% higher than the first half of fiscal 2010. The slowdown, which we believe started with a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale, was exacerbated by, among other things, a decline in the overall economy, increased unemployment, the increased number of vacant homes, fear of job loss, a decline in home prices and the resulting reduction in home equity, the large number of homes that are vacant and homes that are or will be available due to foreclosures, the inability of some of our home buyers or some prospective buyers of their homes to sell their current home, and the direct and indirect impact of the turmoil in the mortgage loan market.
We believe many of our markets and housing in general have reached bottom; however, we expect that there may be more periods of volatility in the future. We believe that, once the economy improves, the unemployment rate declines and confidence improves, pent-up demand will be released and, gradually, more buyers will enter the market. We believe that the key to a full recovery in our business depends on these factors as well as a sustained stabilization of financial markets and home prices.

Our target customers generally have remained employed during this downturn. However, many have deferred their home buying decisions because of concerns over the direction of the economy and media headlines suggesting that home prices continue to decline. We believe that some of our customers, after waiting so long, are starting to move off the fence and into the market, motivated by attractive pricing, low interest rates and, most importantly, the desire to take the next step in their lives. Many studies quoted in the media combine distressed sales data, including foreclosures and short sales, with new and/or non-distressed existing home sales data. We believe that averaging distressed and non-distressed sales data provides a misleading picture to the public regarding home price direction. In contrast to these reports, we are experiencing flat to slightly increasing pricing in most markets. As consumers better understand that prices are firming, we believe they will gain confidence, which will help release some of the pent-up demand that we believe is building in the market.
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
We believe that our home buyers generally are, and should continue to be, better able to secure mortgages due to their typically lower loan-to-value ratios and attractive credit profiles as compared to the average home buyer. Nevertheless, in recent years, tightened credit standards have shrunk the pool of potential home buyers and hindered accessibility of or eliminated certain loan products previously available to our home buyers. Our home buyers continue to face stricter mortgage underwriting guidelines, higher down payment requirements and narrower appraisal guidelines than in the past.
While the range of mortgage product available to a potential home buyer is not what it was in 2005 — 2007, it has improved in the past few quarters. Indications from industry participants, including commercial banks, mortgage banks, mortgage REITS and mortgage insurance companies are that availability, parameters and pricing of Jumbo loans are all improving. We believe that improvement should not only enhance financing alternatives for existing Jumbo buyers, but should help to offset any impending reduction in Fannie Mae/Freddie Mac eligible loan amounts in some markets. Based on the mortgages provided by our mortgage subsidiary during the six-month period ended April 30, 2011, we do not expect, the change in the Fannie Mae/Freddie Mac eligible loan amounts to have a significant impact on our business.
Some of our home buyers continue to find it more difficult to sell their existing homes as prospective buyers of their homes may face difficulties obtaining a mortgage. In addition, other potential buyers may have little or negative equity in their existing homes and are not able or willing to purchase a larger or more expensive home.
The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law on July 21, 2010, provides for a number of new requirements relating to residential mortgage lending practices, many of which are subject to further rule making. These include, among others, minimum standards for mortgages and related lender practices, the definitions and parameters of a Qualified Mortgage and a Qualified Residential Mortgage, future risk retention requirements, limitations on certain fees, prohibition of certain tying arrangements, and remedies for borrowers in foreclosure proceedings in the event that a lender violates fee limitations or minimum standards. The ultimate effect of such provisions on lending institutions, including our mortgage subsidiary, will depend on the rules that are ultimately promulgated.
There has been significant media attention given to mortgage put-backs, a practice by which a buyer of a mortgage loan tries to recoup losses from the loan originator. We do not believe this is a material issue for our mortgage subsidiary. Of the approximately 13,100 loans sold by our mortgage subsidiary since November 1, 2004, only 26 have been the subject of either actual indemnification payments or take-backs or contingent liability loss provisions related thereto. We believe that this is due to (i) our typical home buyer’s financial position and sophistication, (ii) on average, our home buyers who use mortgage financing to purchase a home pay approximately 30% of the purchase price in cash, (iii) our general practice of not originating certain loan types such as option adjustable rate mortgages and down payment assistance products, and our origination of very few sub-prime, high loan-to-value and no documentation loans and (iv) our elimination of “early payment default” provisions from each of our agreements with our mortgage investors several years ago. In order for us to incur a loss, a mortgage buyer must demonstrate either (i) a material error on our part in issuing the mortgage or (ii) consumer fraud. In addition, the amount of any such loss would be reduced by any proceeds received on the disposition of the collateral associated with the mortgage.

Based on our experience during prior downturns in the housing industry, we believe that attractive land acquisition opportunities may arise in difficult times for those builders that have the financial strength to take advantage of them. In the current challenging environment, we believe our strong balance sheet, liquidity, access to capital, broad geographic presence, diversified product line, experienced personnel and national brand name all position us well for such opportunities now and in the future. In the six-month period ended April 30, 2011, we entered into contracts to acquire approximately 2,200 home sites (net of options terminated).
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
As market conditions improve over time, we believe that geographic and product diversification, access to lower-cost capital and strong demographics will benefit those builders, such as Toll, that can control land and persevere through the increasingly difficult regulatory approval process. We believe that these factors favor the large publicly traded homebuilding companies with the capital and expertise to control home sites and gain market share. We believe that over the past five years, many builders and land developers reduced the number of home sites that were taken through the approval process. The process continues to be difficult and lengthy, and the political pressure from no-growth proponents continues to increase. We believe our expertise in taking land through the approval process and our already approved land positions will allow us to grow in the years to come, as market conditions improve.
Because of the length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and deliver a home after a home buyer signs an agreement of sale, we are subject to many risks. We attempt to reduce certain risks by controlling land for future development through options (also referred to herein as “land purchase contracts” or “option and purchase agreements”), thus allowing the necessary governmental approvals to be obtained before acquiring title to the land; generally commencing construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from the buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis. Our risk reduction strategy of generally not commencing the construction of a detached home until we have an agreement of sale with a buyer was effective prior to this current downturn in the housing market, but, due to the number of cancellations of agreements of sale that we had during fiscal 2007, 2008 and 2009, many of which were for homes on which we had commenced construction, the number of homes under construction in detached single-family communities for which we did not have an agreement of sale increased from our historical levels. With our contract cancellation rates returning to more normal levels in fiscal 2010 and 2011, and the sale of these units, we have reduced the number of unsold units to more historical levels. In addition, over the past several years, the number of our attached-home communities has grown, resulting in an increase in the number of unsold units under construction.
In response to the decline in market conditions over the past several years, we have re-evaluated and renegotiated or cancelled many of our land purchase contracts. In addition, we have sold, and may continue to sell, certain parcels of land that we have identified as non-strategic. As a result, we reduced our land position from a high of approximately 91,200 home sites at April 30, 2006 to approximately 35,900 home sites at April 30, 2011. We continue to position ourselves for this recovery through the opportunistic and, we believe, prudent purchase of land and the continued growth of our community count. We believe we have a strong balance sheet and the liquidity needed to support our growth. We believe we are well-positioned to continue to take advantage of attractive land and other opportunities arising from current market conditions. Based on our belief that the housing market has bottomed, the increased attractiveness of land available for purchase and the revival of demand in certain areas, we have begun to increase our land positions. During the six-month period ended April 30, 2011, we acquired control of approximately 2,200 home sites (net of options terminated) and, during fiscal 2010, we acquired control of approximately 5,600 home sites (net of options terminated). At April 30, 2011, we controlled approximately 35,900 home sites, as compared to approximately 34,900 home sites at October 31, 2010 and 31,900 home sites at October 31, 2009. Of the 35,900 home sites controlled at April 30, 2011, we owned approximately 30,500. Of these 30,500 home sites, significant improvements were completed on approximately 10,900 of them. At April 30, 2011, we were selling from 203 communities, compared to 200 communities at January 31, 2011, 195 communities at October 31, 2010 and 200 communities at October 31, 2009. We expect to be selling from 215 to 225 communities at October 31, 2011. In addition, at April 30, 2011, we had 45 communities that were temporarily closed due to market conditions, of which we expect to reopen approximately 11 prior to April 30, 2012.

We continue to look for other distressed real estate opportunities through Gibraltar Capital and Asset Management LLC (“Gibraltar”). In March 2011, Gibraltar acquired a 60% participation in a portfolio of 83 non-performing loans with outstanding principal balances aggregating approximately $200 million. The portfolio consists primarily of residential acquisition, development and construction loans secured by properties at various stages of completion. In July 2010, Gibraltar invested in a joint venture in which it is a 20% participant with two unrelated parties to purchase a 40% interest in an entity that owned a $1.7 billion face value FDIC portfolio of former Amtrust Bank assets. Gibraltar continues to selectively review a steady flow of new opportunities, including FDIC and bank portfolios and other distressed real estate investments. During the six-month and three-month periods ended April 30, 2011, the Company recognized $1.1 million and $0.9 million, respectively, from its Gibraltar operations.
CONTRACTS AND BACKLOG
The aggregate value of gross sales contracts signed increased 5.5% in the six-month period ended April 30, 2011, as compared to the six-month period ended April 30, 2010. The value of gross sales contracts signed was $847.0 million (1,496 homes) and $802.6 million (1,430 homes) in the six-month periods ended April 30, 2011 and 2010, respectively. The increase in the aggregate value of gross contracts signed in the six-month period of fiscal 2011, as compared to the comparable period of fiscal 2010, was the result of a 4.6% increase in the number of gross contracts signed, and a 0.9% increase in the average value of each contract signed. The increase in the number of gross contracts signed was primarily due to the increase in the number of selling communities in the fiscal 2011 period, as compared to the fiscal 2010 period.
The aggregate value of gross sales contracts signed increased 6.5% in the three-month period ended April 30, 2011, as compared to the three-month period ended April 30, 2010. The value of gross sales contracts signed was $521.1 million (915 homes) and $489.4 million (866 homes) in the three-month periods ended April 30, 2011 and 2010, respectively. The increase in the aggregate value of gross contracts signed in the three-month period of fiscal 2011, as compared to the comparable period of fiscal 2010, was the result of a 5.7% increase in the number of gross contracts signed, and a 0.8% increase in the average value of each contract signed. The increase in the number of gross contracts signed was primarily due to the increase in the number of selling communities in the fiscal 2011 period, as compared to the fiscal 2010 period.
The aggregate value of net contracts signed increased 6.8% in the six-month period ended April 30, 2011, as compared to the six-month period ended April 30, 2010. The value of net contracts signed was $808.1 million (1,427 homes) in the fiscal 2011 period and $756.6 million (1,346 homes) in the fiscal 2010 period. The increase in the fiscal 2011 period, as compared to the fiscal 2010 period, was the result of a 6.0% increase in the number of net contracts signed, and a 0.7% increase in the average value of each contract signed.
The aggregate value of net contracts signed increased 7.8% in the three-month period ended April 30, 2011, as compared to the three-month period ended April 30, 2010. The value of net contracts signed was $500.9 million (879 homes) in the fiscal 2011 period and $464.6 million (820 homes) in the fiscal 2010 period. The increase in the fiscal 2011 period, as compared to the fiscal 2010 period, was the result of a 7.2% increase in the number of net contracts signed, and a 0.6% increase in the average value of each contract signed.
In the six-month period ended April 30, 2011, home buyers cancelled $38.9 million (69 homes) of signed contracts, representing 4.6% of the gross value of contracts signed and 4.6% of the gross number of contracts signed. In the six-month period ended April 30, 2010, home buyers cancelled $45.9 million (84 homes) of signed contracts, representing 5.7% of the gross value of contracts signed and 5.9% of the gross number of contracts signed. The average value of the contracts cancelled in the six-month period of fiscal 2011 increased approximately 3.2%, as compared to the six-month period of fiscal 2010.

In the three-month period ended April 30, 2011, home buyers cancelled $20.2 million (36 homes) of signed contracts, representing 3.9% of both the gross value of contracts signed and the gross number of contracts signed. In the three-month period ended April 30, 2010, home buyers cancelled $24.8 million (46 homes) of signed contracts, representing 5.1% of the gross value of contracts signed and 5.3% of the gross number of contracts signed. The average value of the contracts cancelled in the three-month period of fiscal 2011 increased approximately 4.2%, as compared to the three-month period of fiscal 2010.
The value of our backlog at April 30, 2011 of $1.01 billion (1,760 homes) increased 1.3%, as compared to our backlog at April 30, 2010 of $993.5 million (1,738 homes). Backlog consists of homes under contract but not yet delivered to our home buyers. Our backlog at October 31, 2010 and 2009 was $852.1 million (1,494 homes) and $874.8 million (1,531 homes), respectively. The increase in the value of backlog at April 30, 2011, as compared to the backlog at April 30, 2010, was primarily attributable to the increase in the aggregate value of net contracts signed in the six-month period ended April 30, 2011, as compared to the six-month period ended April 30, 2010, offset, in part, by the decrease in the value of our backlog at October 31, 2010, as compared to our backlog at October 31, 2009, and the increased aggregate value of our deliveries in the six months of fiscal 2011, as compared to the aggregate value of deliveries in the six months of fiscal 2010.
For more information regarding revenues, gross contracts signed, contract cancellations and net contracts signed by geographic segment, see “Geographic Segments” in this MD&A.
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

		Impaired communities
			Fair value of
			communities,
	Number of		net of
	communities	Number of	impairment	Impairment
Three months ended:	tested	communities	charges	charges
Fiscal 2011:
January 31	143	6	$56.1	$5.5
April 30	142	9	$40.8	10.7

				$16.2

Fiscal 2010:
January 31	260	14	$60.5	$22.8
April 30	161	7	$53.6	15.0
July 31	155	7	$21.5	6.6
October 31	144	12	$39.2	9.1

				$53.5

Variable Interest Entities: We have a significant number of land purchase contracts and several investments in unconsolidated entities which we evaluate in accordance with ASC 810, “Consolidation” (“ASC 810”). We analyze our land purchase contracts and the unconsolidated entities in which we have an investment to determine whether the land sellers and unconsolidated entities are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary. If we are determined to be the primary beneficiary of the VIE, we must consolidate it. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. In determining whether it is the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. At April 30, 2011, the Company had determined that 36 land purchase contracts, with an aggregate purchase price of $291.3 million, on which it had made aggregate deposits totaling $12.9 million, were VIEs, and that it was not the primary beneficiary of any VIE related to its land purchase contracts.

OFF-BALANCE SHEET ARRANGEMENTS
We have investments in and advances to various unconsolidated entities including Toll Brothers Realty Trust (“Trust”) and Toll Brothers Realty Trust II (“Trust II”) and an investment in a non-performing loan portfolio. At April 30, 2011, we had investments in and advances to these entities, net of impairment charges recognized, of $185.3 million, and were committed to invest or advance $14.2 million to these entities if they require additional funding.
The trends, uncertainties or other factors that have negatively impacted our business and the industry in general and which are discussed in the Overview section of this MD&A have also impacted the unconsolidated entities and non-performing loan portfolio in which we have investments. In accordance with ASC 323, on a quarterly basis, we evaluate each of our investments in unconsolidated entities for indicators of impairment. A series of operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of the Company’s investment in the unconsolidated entity has occurred. If a loss exists, we further review to determine if the loss is other than temporary, in which case, we write down the investment to its fair value. The evaluation of the Company’s investment in unconsolidated entities entails a detailed cash flow analysis using many estimates including but not limited to expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, market conditions and anticipated cash receipts, in order to determine projected future distributions. See “Critical Accounting Policies — Inventory” in this MD&A for more detailed disclosure on our evaluation of inventory. During the fiscal 2011 periods, based upon our evaluation of the fair value of our investments in unconsolidated entities, we determined, due to the continued deterioration of the market in which some of our joint ventures operate, that there was an other than temporary impairment of our investments in these joint ventures. Based on this determination, we recognized $19.6 million of impairment charges against the carrying value of our investments in the three-month period ended April 30, 2011 and $20.0 million of impairment charges against the carrying value of our investments in the three-month periods ended January 31, 2011.
At April 30, 2011, one of our development joint ventures had a loan with a principal balance of $327.9 million subject to litigation. This loan is non-recourse to us; however, we and our other venture partners executed certain completion guarantees and conditional repayment guarantees against this loan. The obligation under such completion guarantees and conditional repayment guarantees are several and not joint, and are limited to our pro rata share of the loan obligation, including interest, of the joint venture. In December 2008, the lending syndicate for the joint venture filed separate lawsuits against the members of the joint venture and their parent companies, seeking to recover damages under the completion guarantees and damages allegedly caused by the venture’s failure to repay the lenders. In December 2010, three of the lenders in this syndicate filed an involuntary bankruptcy petition against this joint venture entity. In February 2011, the bankruptcy court entered an order for relief and ordered the appointment of a bankruptcy trustee. The joint venture appealed the bankruptcy court’s order, but this appeal was denied by the U.S. District Court. The joint venture has now appealed this ruling. We believe that adequate provision for resolution of all claims and pending litigation has been made for probable losses and the disposition of this matter is not expected to have a material adverse effect on our results of operations and liquidity or on our financial condition.
Our investments in these entities are accounted for using the equity method.

RESULTS OF OPERATIONS
The following table sets forth, for the six-month and three-month periods ended April 30, 2011 and 2010, a comparison of certain statement of operations items ($ in millions):

	Six months ended April 30,				Three months ended April 30,
	2011		2010		2011		2010
	$	%*	$	%*	$	%*	$	%*
Revenues	653.8		638.0		319.7		311.3

Cost of revenues	558.3	85.4	623.1	97.7	276.4	86.4	305.6	98.2
Selling, general and administrative	128.3	19.6	126.8	19.9	67.1	21.0	59.5	19.1
Interest expense	1.5	0.2	13.5	2.1	0.4	0.1	6.2	2.0

	688.1	105.3	763.4	119.7	343.8	107.5	371.3	119.3

Loss from operations	(34.3)		(125.4)		(24.1)		(60.1)
Other
(Loss) income from unconsolidated entities	(21.9)		1.6		(10.9)		1.3
Interest and other	7.7		15.2		3.5		7.0

Loss before income tax benefit	(48.5)		(108.5)		(31.5)		(51.8)
Income tax benefit	(31.2)		(27.4)		(10.7)		(11.4)

Net loss	(17.4)		(81.2)		(20.7)		(40.4)

*	Percent of revenues

Note:	Due to rounding, amounts may not add.
REVENUES AND COST OF REVENUES
Revenues for the six months ended April 30, 2011 were higher than those for the comparable period of fiscal 2010 by approximately $15.8 million, or 2.5%. This increase was attributable to a 1.9% increase in the number of homes delivered and a 0.5% increase in the average price of the homes delivered. The increase in the number of homes delivered in the six-month period ended April 30, 2011, as compared to the comparable period of fiscal 2010, was primarily due to the increased number of communities that we were operating from in the fiscal 2011 period, as compared to the fiscal 2010 period. The increase in the average price of the homes delivered in the fiscal 2011 period, as compared the fiscal 2010 period, was due primarily to the delivery of fewer homes directly from inventory (“quick-delivery homes”) in the fiscal 2011 period, as compared to the fiscal 2010 period, as our supply of quick-delivery homes has dwindled, and to reduced sales incentives on these quick-delivery homes in fiscal 2011 as compared to fiscal 2010, offset, in part, by a shift in product mix to lower priced product or less expensive geographic areas in the fiscal 2011 period, as compared to the fiscal 2010 period.
Cost of revenues as a percentage of revenues was 85.4% in the six-month period ended April 30, 2011, as compared to 97.7% in the six-month period ended April 30, 2010. In the six-month periods ended April 30, 2011 and 2010, we recognized inventory impairment charges and write-offs of $18.0 million and $75.7 million, respectively. Cost of revenues as a percentage of revenues, excluding impairments, was 82.6% of revenues in the six-month period ended April 30, 2011, as compared to 85.8% in the fiscal 2010 period. The decrease in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in the fiscal 2011 six month period, as compared to the comparable period of fiscal 2010, was due primarily to lower costs, as a percentage of revenues, on the homes delivered in the fiscal 2011 period than those delivered in the fiscal 2010 period. The lower percentage was due to the delivery of fewer quick-delivery homes in the fiscal 2011 period, as compared to the fiscal 2010 period, as our supply of quick-delivery homes has dwindled. Generally, the cost, as a percentage of revenues, of a quick-delivery home is higher than our standard contract and build homes (“to be built homes”). In addition, reduced costs were realized in the fiscal 2011 period because fewer homes were delivered from certain higher cost communities in the fiscal 2011 period, as compared to the fiscal 2010 period, as these communities delivered their final homes and from the benefits from cost savings of our new centralized purchasing initiatives. The reduction in costs were offset, in part, by higher interest costs in the fiscal 2011 period, as compared to the fiscal 2010 period. In the six-month periods ended April 30, 2011 and 2010, interest cost as a percentage of revenues was 5.4% and 5.1%, respectively.

Revenues for the three months ended April 30, 2011 were higher than those for the comparable period of fiscal 2010 by approximately $8.4 million, or 2.7%. This increase was attributable to an 8.8% increase in the number of homes delivered, offset, in part, by a 5.6% decrease in the average price of the homes delivered. The increase in the number of homes delivered in the three-month period ended April 30, 2011, as compared to the fiscal 2010 period, was due primarily from the increased number of homes delivered per community and the increased number of communities that we were operating from in the fiscal 2011 period, as compared to the fiscal 2010 period. The 5.6% decrease in the average price of the homes delivered in the fiscal 2011 period, as compared the fiscal 2010 period, was due to a shift in product mix to lower priced product or less expensive geographic areas, offset, in part, by reduced sales incentives on these quick delivery homes in fiscal 2011.
Cost of revenues as a percentage of revenues was 86.4% in the three-month period ended April 30, 2011, as compared to 98.2% in the three-month period ended April 30, 2010. In the three-month periods ended April 30, 2011 and 2010, we recognized inventory impairment charges and write-offs of $12.9 million and $42.3 million, respectively. Cost of revenues as a percentage of revenues, excluding impairments, was 82.4% of revenues in the three-month period ended April 30, 2011, as compared to 84.6% in the fiscal 2010 period. The decrease in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in the fiscal 2011 three-month period, as compared to the comparable period of fiscal 2010, was due primarily to lower costs on the homes delivered in the fiscal 2011 period than those delivered in the fiscal 2010 period. The lower costs were due to fewer homes being delivered from certain higher cost communities in the fiscal 2011 period, as compared to the fiscal 2010 period, as these communities delivered their final homes and from the benefits from cost savings of our new centralized purchasing initiatives. The reduction in costs were offset, in part, by higher interest costs in the fiscal 2011 period, as compared to the fiscal 2010 period. In the three-month periods ended April 30, 2011 and 2010, interest cost as a percentage of revenues was 5.4% and 4.9%, respectively.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)
SG&A expense increased by $1.5 million, or 1.2%, in the six-month period ended April 30, 2011, as compared to the six-month period ended April 30, 2010. As a percentage of revenues, SG&A was 19.6% in the six-month period ended April 30, 2011, as compared to 19.9% in the fiscal 2010 period. The increase in SG&A expense in the fiscal 2011 period, as compared to the fiscal 2010 period, was due primarily from increased compensation costs and increased sales and marketing costs, offset, in part, by an insurance claim recovery and the reversal of previously accrued costs due to a change in estimate. The increased compensation and sales and marketing costs were due primarily to the Company’s increased number of communities it had open in the fiscal 2011 period, as compared to the fiscal 2010 period.
SG&A expense increased by $7.5 million, or 12.6%, in the three-month period ended April 30, 2011, as compared to the three-month period ended April 30, 2010. As a percentage of revenues, SG&A was 21.0% in the three-month period ended April 30, 2011, as compared to 19.1% in the fiscal 2010 period. The increase in SG&A expense in the fiscal 2011 period, as compared to the fiscal 2010 period, was due primarily to increased compensation costs and increased sales and marketing costs. The increased compensation costs and increased sales and marketing costs were due primarily to the increase in the number of deliveries and number of selling communities open in the fiscal 2011 period, as compared to the fiscal 2010 period.
INTEREST EXPENSE
Interest incurred on average homebuilding indebtedness in excess of average qualified inventory is charged directly to the statement of operations in the period incurred. Interest expensed directly to the statement of operations in the six-month and three-month periods ended April 30, 2011 was $1.5 million and $0.4 million, respectively. Interest expensed directly to the statement of operations in the six-month and three-month periods ended April 30, 2010 was $13.5 million and $6.2 million, respectively. The decrease in the amount of interest expensed directly is due to a higher amount of qualified inventory and a lower amount of debt in the fiscal 2011 periods, as compared to the fiscal 2010 periods.
(LOSS) INCOME FROM UNCONSOLIDATED ENTITIES AND NON-PERFORMING LOAN PORTFOLIO
We are a participant in several joint ventures, a non-performing loan portfolio and in the Trust and Trust II. We recognize our proportionate share of the earnings and losses from these entities and the loan portfolio. The trends, uncertainties or other factors that have negatively impacted our business and the industry in general and which are discussed in the “Overview” section of this MD&A have also impacted the unconsolidated entities in which we have investments. Most of our joint ventures are land development projects or high-rise/mid-rise construction projects and do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, the joint ventures will generally, over a relatively short period of time, generate revenues and earnings until all the assets of the entity are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from quarter to quarter and year to year.

In the six-month and three-month periods ended April 30, 2011, we recognized $21.9 million and $10.9 million of losses from unconsolidated entities, respectively, as compared to $1.6 million and $1.3 million of income, respectively, in the comparable periods of fiscal 2010. The losses in the six-month and three-month periods ended April 30, 2011 included $39.6 million and $19.6 million of impairment charges, respectively, that we recognized on our investments in unconsolidated entities. No impairment charges were recognized in the six-month and three-month periods ended April 30, 2010. See “Off-Balance Sheet Arrangements” in this MD&A for information related to this impairment charge. The increase in income from unconsolidated entities in the fiscal 2011 periods, excluding the impairment charges recognized in the fiscal 2011 periods, as compared to the fiscal 2010 periods, was due principally to income generated in the fiscal 2011 periods from two of our high-rise construction ventures which commenced delivery of units in the second and third quarters of fiscal 2010, income generated from our structured asset joint venture and loan portfolio participation in the fiscal 2011 periods, and a distribution in the three-month period ended April 30, 2011 from the Trust in excess of our cost basis in the Trust.
INTEREST AND OTHER INCOME
For the six months ended April 30, 2011 and 2010, interest and other income was $7.7 million and $15.2 million, respectively. The decrease in interest and other income in the six-month period ended April 30, 2011, as compared to the fiscal 2010 period, was primarily due to a decline in the fiscal 2011 period, as compared to the fiscal 2010 period, of $6.9 million of retained customer deposits, a decrease in income from ancillary businesses and management fee income, offset, in part, by a gain on the sale of a commercial parcel of land and an increase in interest income.
For the three months ended April 30, 2011 and 2010, interest and other income was $3.5 million and $7.0 million, respectively. The decrease in interest and other income in the three-month period ended April 30, 2011, as compared to the fiscal 2010 period, was primarily due to a decline in the fiscal 2011 period, as compared to the fiscal 2010 period, of $2.7 million of retained customer deposits, a decrease in income from ancillary businesses and management fee income, offset, in part, by an increase in interest income.
LOSS BEFORE INCOME TAX BENEFIT
For the six-month period ended April 30, 2011, we reported a loss before income tax benefit of $48.5 million, as compared to a loss before income tax benefit of $108.5 million in the six-month period ended April 30, 2010.
For the three-month period ended April 30, 2011, we reported a loss before income tax benefit of $31.5 million, as compared to a loss before income tax benefit of $51.8 million in the three-month period ended April 30, 2010.
INCOME TAX BENEFIT
We recognized a $31.2 million tax benefit in the first six months of fiscal 2011. Based upon the federal statutory rate of 35%, our tax benefit would have been $17.0 million. The difference between the tax benefit recognized and the tax benefit based on the federal statutory rate was due primarily to the reversal of $18.0 million of previously accrued taxes on uncertain tax positions that were resolved during the period, the reversal of $2.3 million of state tax liabilities (net of federal tax provision) due to the settlement of a state income tax audit at a lower amount than provided, a tax benefit for state income taxes, net of federal benefit of $1.6 million, offset, in part, by $6.5 million of net new deferred tax valuation allowance and $1.6 million of accrued interest and penalties.
We recognized a $27.4 million tax benefit in the first six months of fiscal 2010. Based upon the federal statutory rate of 35%, our tax benefit would have been $38.0 million. The difference between the tax benefit recognized and the tax benefit based on the federal statutory rate was due primarily to a net new deferred tax valuation allowance of $11.0 million, $2.8 million of accrued interest and penalties, offset, in part, by a tax benefit for state income taxes, net of federal benefit of $2.6 million.
We recognized a $10.7 million tax benefit in the three-month period ended April 30, 2011. Based upon the federal statutory rate of 35%, our tax benefit would have been $11.1 million. The difference between the tax benefit recognized and the tax benefit based on the federal statutory rate was due primarily to a net new deferred tax valuation allowance of $0.7 million, $0.8 million of accrued interest and penalties, offset, in part, by a tax benefit for state income taxes, net of federal benefit of $1.0 million.

We recognized a $11.4 million tax benefit in the three-month period ended April 30, 2010. Based upon the federal statutory rate of 35%, our tax benefit would have been $18.1 million. The difference between the tax benefit recognized and the tax benefit based on the federal statutory rate was due primarily to a net new deferred tax valuation allowance of $7.5 million, $1.0 million of accrued interest and penalties, offset, in part, by a tax benefit for state income taxes, net of federal benefit of $1.4 million.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings and the public debt and equity markets. At April 30, 2011, we had $1.25 billion of cash and cash equivalents and marketable securities on hand, as compared to $1.24 billion at October 31, 2010. Cash provided by operating activities during the six-month period ended April 30, 2011 was $97.6 million. Cash provided by operating activities during the fiscal 2011 period was primarily from the receipt of a federal income tax refund for fiscal 2010, earnings before depreciation and amortization, inventory impairments and loss from unconsolidated entities, the sale of mortgage loans, net of mortgage originations and an increase in customer deposits, and a decrease in restricted cash, offset, in part, by the purchase of inventory and the reduction of accounts payable and accrued liabilities. We used $133.5 million of cash in our investing activities in the six-month period ended April 30, 2011, primarily for investments in marketable securities, net of sales of marketable securities and our investment in a participation in a non-performing loan portfolio. We also used $53.3 million of cash in financing activities in the six-month period ended April 30, 2011, primarily for the repayment of our mortgage warehouse loan, net of new borrowings under it, and the repayment of other loans payable.
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
At April 30, 2011, the aggregate purchase price of land parcels under option and purchase agreements was approximately $544.2 million (including $136.0 million of land to be acquired from joint ventures in which we have invested). Of the $544.2 million of land purchase commitments, we had paid or deposited $43.5 million, we will receive a credit for prior investments in joint ventures of approximately $38.3 million and, if we acquire all of these land parcels, we will be required to pay $462.4 million. Of the $462.4 million we would be required to pay, we recorded $62.5 million of this amount in accrued expenses at April 30, 2011. The purchases of these land parcels are scheduled over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own several years’ supply of home sites, we do not need to buy home sites immediately to replace those which we deliver. In addition, we generally do not begin construction of our single-family detached homes until we have a signed contract with the home buyer, although in the past several years, due to the high cancellation rate of customer contracts and the increase in the number of attached-home communities from which we were operating (all of the units of which are generally not sold prior to the commencement of construction), the number of speculative homes in our inventory increased significantly. Should our business decline from present levels, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, not incur additional costs to improve land we already own and as we sell and deliver the speculative homes that are currently in inventory, all of which should result in additional cash flow from operations. In addition, we might curtail our acquisition of additional land which would further reduce our inventory levels and cash needs. We have begun to see land being offered at prices that we believe are attractive based on current market conditions, and have entered into several contracts to acquire land in the last several months. During the six-month period ended April 30, 2011, we acquired control of approximately 2,250 lots (net of lot options terminated). At April 30, 2011, we owned or controlled through options approximately 35,900 home sites, as compared to approximately 33,600 at April 30, 2010, 34,900 at October 31, 2010, and approximately 91,200 at April 30, 2006, our peak in terms of home sites owned or controlled through options. Of the 35,900 home sites owned or controlled through options at April 30, 2011, we owned approximately 30,500; significant improvements were completed on approximately 10,900 of them.

At April 30, 2011, we had $783.8 million available to us under our $885 million revolving credit facility with 12 banks, which extends to October 2014. At April 30, 2011, we had no outstanding borrowings under the credit facility but had outstanding letters of credit of approximately $101.2 million. At April 30, 2011, interest would have been payable on borrowings under our credit facility at 2.50% (subject to adjustment based upon our debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. We are obligated to pay an undrawn commitment fee of 0.50% (subject to adjustment based upon our debt rating and leverage ratios) based on the average daily unused amount of the credit facility. Under the terms of the credit facility, we are not permitted to allow our maximum leverage ratio (as defined in the credit agreement) to exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of approximately $1.88 billion at April 30, 2011. At April 30, 2011, our leverage ratio was approximately 0.16 to 1.00, and our tangible net worth was approximately $2.51 billion. Based upon the minimum tangible net worth requirement, our ability to pay dividends was limited to an aggregate amount of approximately $635.2 million at April 30, 2011. In addition, at April 30, 2011, we had $25.3 million of letters of credit outstanding with three banks which were not part of our new credit facility; these letters of credit were collateralized by $26.0 million of cash deposits.
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
The tables below summarize information related to revenues, gross contracts signed, contract cancellations and net contracts signed provided on units delivered by geographic segment for the six-month and three-month periods ended April 30, 2011 and 2010, and information related to backlog by geographic segment at April 30, 2011 and 2010, and at October 31, 2010 and 2009.
Revenues:

	Six months ended April 30,				Three months ended April 30,
	2011	2010	2011	2010	2011	2010	2011	2010
			(In	(In			(In	(In
	Units	Units	millions)	millions)	Units	Units	millions)	millions)
North	316	327	$167.1	$174.5	167	160	$84.6	$83.1
Mid-Atlantic	363	376	203.4	204.0	184	184	99.6	103.0
South	239	227	128.4	119.0	124	114	66.5	63.7
West	243	209	154.9	140.5	116	85	69.0	61.5

	1,161	1,139	$653.8	$638.0	591	543	$319.7	$311.3

Gross Contracts Signed:

	Six months ended April 30,				Three months ended April 30,
	2011	2010	2011	2010	2011	2010	2011	2010
			(In	(In			(In	(In
	Units	Units	millions)	millions)	Units	Units	millions)	millions)
North	387	368	$216.6	$192.4	239	220	$134.0	$114.7
Mid-Atlantic	483	465	269.6	252.4	287	295	157.6	156.0
South	357	313	204.7	165.4	224	187	130.9	103.4
West	269	284	156.1	192.4	165	164	98.6	115.3

	1,496	1,430	$847.0	$802.6	915	866	$521.1	$489.4

Contracts Cancelled:

	Six months ended April 30,				Three months ended April 30,
	2011	2010	2011	2010	2011	2010	2011	2010
			(In	(In			(In	(In
	Units	Units	millions)	millions)	Units	Units	millions)	millions)
North	31	26	$17.5	$14.2	15	14	$8.7	$9.5
Mid-Atlantic	12	26	6.3	12.5	6	17	3.1	5.7
South	12	17	7.1	9.8	5	8	2.4	4.3
West	14	15	8.0	9.4	10	7	6.0	5.3

	69	84	$38.9	$45.9	36	46	$20.2	$24.8

Net Contracts Signed:

	Six months ended April 30,				Three months ended April 30,
	2011	2010	2011	2010	2011	2010	2011	2010
			(In	(In			(In	(In
	Units	Units	millions)	millions)	Units	Units	millions)	millions)
North	356	342	$199.1	$178.1	224	206	$125.3	$105.2
Mid-Atlantic	471	439	263.3	239.9	281	278	154.6	150.3
South	345	296	197.6	155.7	219	179	128.4	99.1
West	255	269	148.1	182.9	155	157	92.6	110.0

	1,427	1,346	$808.1	$756.6	879	820	$500.9	$464.6

Contracts cancellations as a percentage of gross contracts:

	Six months ended April 30,				Three months ended April 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	Units	Units	Value	Value	Units	Units	Value	Value
North	8.0%	7.1%	8.1%	7.4%	6.3%	6.4%	6.5%	8.3%
Mid-Atlantic	2.5%	5.6%	2.3%	5.0%	2.1%	5.8%	1.9%	3.7%
South	3.4%	5.4%	3.5%	5.9%	2.2%	4.3%	1.8%	4.1%
West	5.2%	5.3%	5.2%	4.9%	6.1%	4.3%	6.1%	4.6%
Total	4.6%	5.9%	4.6%	5.7%	3.9%	5.3%	3.9%	5.1%
Backlog at April 30 :

	At April 30,				At October 31,
	2011	2010	2011	2010	2010	2009	2010	2009
			(In	(In			(In	(In
	Units	Units	millions)	millions)	Units	Units	millions)	millions)
North	561	565	$291.3	$287.2	521	550	$259.3	$283.6
Mid-Atlantic	583	556	344.3	329.5	475	493	284.4	293.6
South	402	351	228.9	184.7	296	282	159.7	148.0
West	214	266	141.9	192.1	202	206	148.7	149.6

	1,760	1,738	$1,006.4	$993.5	1,494	1,531	$852.1	$874.8

Revenues and Loss Before Income Taxes:
The following table summarizes by geographic segments total revenues and loss before income taxes for the six-month and three-month periods ended April 30, 2011 and 2010 (amounts in millions):

	Six months ended April 30,		Three months ended April 30,
	2011	2010	2011	2010
Revenue:
North	$167.1	$174.5	$84.6	$83.1
Mid-Atlantic	203.4	204.0	99.6	103.0
South	128.4	119.0	66.5	63.7
West	154.9	140.5	69.0	61.5

Total	$653.8	$638.0	$319.7	$311.3

	Six months ended April 30,		Three months ended April 30,
	2011	2010	2011	2010
(Loss) income before income taxes:
North	$14.5	$(4.3)	$7.4	$(2.4)
Mid-Atlantic	15.1	2.5	6.4	7.6
South	(13.6)	(27.6)	(12.3)	(18.4)
West	(27.1)	(26.8)	(11.9)	(15.5)
Corporate and other (a)	(37.4)	(52.3)	(21.1)	(23.1)

Total	$(48.5)	$(108.5)	$(31.5)	$(51.8)

(a)	Corporate and other is comprised principally of general corporate expenses such as the offices of the Executive Chairman of the Board, Chief Executive Officer, and President, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, directly expensed interest, offset in part by interest income and income from the Company’s ancillary businesses.
North
Revenues in the six months ended April 30, 2011 were lower than those for the comparable period of fiscal 2010 by $7.4 million, or 4.2%. The decrease in revenues was primarily attributable to a 3.4% decrease in the number of homes delivered. The decrease in the number of homes delivered in the fiscal 2011 period, as compared to the fiscal 2010 period, was primarily due to a decrease in the number of settlements in the fiscal 2011 period at several of our high-rise communities as the result of lower backlog of these communities at October 31, 2010, as compared to October 31, 2009.
The value of net contracts signed in the six months ended April 30, 2011 was $199.1 million, an 11.8% increase from the $178.1 million of net contracts signed during the six months ended April 30, 2010. This increase was primarily due to a 7.4% increase in the average value of each net contract and a 4.1% increase in the number of net contracts signed. The increase in the average sales price of net contracts signed in the fiscal 2011 period, as compared to the fiscal 2010 period, was primarily attributable to a shift in the number of contracts signed to more expensive areas and/or products in the six-month period ended April 30, 2011, as compared to the six-month period ended April 30, 2010. The increase in the number of net contracts signed in the fiscal 2011 period, as compared to the fiscal 2010 period, was primarily due to an increase in the number of selling communities in the fiscal 2011 period, as compared to the fiscal 2010 period.
For the six months ended April 30, 2011, we reported income before income taxes of $14.5 million, as compared to a loss before income taxes of $4.3 million for the six months ended April 30, 2010. The increase in income in the fiscal 2011 period, as compared to the fiscal 2010 period, was primarily attributable to lower impairment charges and an increase in income from unconsolidated entities of $11.3 million, offset, in part, by higher SG&A expenses and a decline in retained customer deposits. In the six months ended April 30, 2011 and 2010, we recognized inventory impairment charges of $3.1 million and $11.9 million, respectively. The increase in income from unconsolidated entities in the fiscal 2011 period was due principally to income generated from two of our high-rise construction joint ventures which commenced delivery of units in the second and third quarters of fiscal 2010.
Revenues in the three months ended April 30, 2011 were higher than those for the comparable period of fiscal 2010 by $1.5 million, or 1.8%. The increase in revenues was attributable to a 4.4% increase (7 homes) in the number of homes delivered, offset, in part, by a 2.4% decrease in the average price of the homes delivered.

The value of net contracts signed in the three months ended April 30, 2011 was $125.3 million, a 19.1% increase from the $105.2 million of net contracts signed during the three months ended April 30, 2010. This increase was primarily due to a 9.6% increase in the average value of each net contract and an 8.7% increase in the number of net contracts signed. The increase in the average sales price of net contracts signed in the fiscal 2011 period, as compared to the fiscal 2010 period, was primarily attributable to a shift in the number of contracts signed to more expensive areas and/or products in the three-month period ended April 30, 2011, as compared to the three-month period ended April 30, 2010. The increase in the number of net contracts signed in the fiscal 2011 period, as compared to the fiscal 2010 period, was primarily due to the increase in the number of selling communities in the fiscal 2011 period, as compared to the fiscal 2010 period.
For the three months ended April 30, 2011, we reported income before income taxes of $7.4 million, as compared to a loss before income taxes of $2.4 million for the three months ended April 30, 2010. The increase in income in the fiscal 2011 period, as compared to the fiscal 2010 period, was primarily attributable to lower impairment charges and an increase in income from unconsolidated entities of $4.1 million, offset, in part, by a decline in retained customer deposits. In the three months ended April 30, 2011 and 2010, we recognized inventory impairment charges of $1.7 million and $5.6 million, respectively. The increase in income from unconsolidated entities in the fiscal 2011 period was due principally to income generated from two of our high-rise construction joint ventures which commenced delivery of units in the second and third quarter of fiscal 2010.
Mid-Atlantic
For the six months ended April 30, 2011 revenues were approximately equal to revenues for the six months ended April 30, 2010. The average value of each home delivered in the fiscal 2011 period was 3.3% higher than the average price of each home delivered in the fiscal 2010 period. In the fiscal 2011 period, the number of homes delivered was 3.5% lower than the number of homes delivered in the fiscal 2010 period. The increase in the average price of the homes delivered in the fiscal 2011 period, as compared to the fiscal 2010 period, was primarily related to a shift in the number of homes delivered to more expensive products and/or locations. The decrease in the number of homes delivered in the six-month period ended April 30, 2011, as compared to the six-month period ended April 30, 2010, was primarily due to the decrease in the number of settlements in the fiscal 2011 period at several of our mid-rise/high-rise communities located in Pennsylvania and Maryland as a result of a decrease in net contracts signed at these communities.
The value of net contracts signed during the six-month period ended April 30, 2011 increased by $23.4 million, or 9.8%, from the six-month period ended April 30, 2010. The increase was due to a 7.3% increase in the number of net contracts signed and a 2.3% increase in the average value of each net contract signed. The increase in the number of net contracts signed was due primarily to an improvement in housing demand. The increase in the average value of each net contract signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the six-month period ended April 30, 2011, as compared to the six-month period ended April 30, 2010.
We reported income before income taxes for six-month periods ended April 30, 2011 and 2010 of $15.1 million and $2.5 million, respectively. The increase in the income before income taxes was primarily due to lower cost of revenues as a percentage of revenues in the fiscal 2011 period, as compared to the fiscal 2010 period. The decrease in the cost of revenues as a percentage of revenues was primarily due to lower impairment charges in the three months ended April 30, 2011, as compared to the comparable period of fiscal 2010, and lower costs on the homes delivered in the fiscal 2011 period than those delivered in the fiscal 2010 period. We recognized inventory impairment charges of $3.8 million and $10.8 million for the six months ended April 30, 2011 and 2010, respectively. The lower costs were due to the delivery of fewer quick-delivery homes in the fiscal 2011 period, as compared to the fiscal 2010 period, as our supply of such homes has dwindled, and to reduced sales incentives in general on the homes delivered in fiscal 2011, as compared to fiscal 2010. Generally, we give higher sales incentives on quick-delivery homes than on our to be built homes. In addition, reduced costs were realized in the fiscal 2011 period because fewer homes were delivered from certain higher cost communities in fiscal 2011, as compared to the fiscal 2010 period, as these communities closed-out.
For the three months ended April 30, 2011, revenues were lower than those for the three months ended April 30, 2011 by $3.4 million, or 3.3%, primarily due to a 3.3% decrease in the average sales price of the homes delivered. The decrease in the average price of the homes delivered in the fiscal 2011 period, as compared to the fiscal 2010 period, was primarily related to a shift in the number of homes delivered to less expensive products and/or locations.

The value of net contracts signed during the three-month period ended April 30, 2011 increased by $4.3 million, or 2.9%, from the three-month period ended April 30, 2010. The increase was due to a 1.1% increase in the number of net contracts signed and a 1.8% increase in the average value of each net contract signed. The increase in the number of net contracts signed was due primarily to an improvement in housing demand in this geographic segment. The increase in the average value of each net contract signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2011 period, as compared to the fiscal 2010 period.
We reported income before income taxes for the three-month period ended April 30, 2011 of $6.4 million, as compared to $7.6 million of income before income taxes in the comparable period of fiscal 2010. The decrease in the income before income taxes was primarily due to higher impairment charges in the three months ended April 30, 2011, as compared to the comparable period of fiscal 2010, offset, in part, by lower selling, general and administrative costs. We recognized inventory impairment charges of $3.7 million and $0.1 million for the three months ended April 30, 2011 and 2010, respectively.
South
Revenues in the six months ended April 30, 2011 were higher than those in the comparable period of fiscal 2010 by $9.4 million, or 7.9%. This increase was attributable to a 5.3% increase in the number of homes delivered and a 2.5% increase in the average price of the homes delivered. The increase in the number of homes delivered in the six-month period ended April 30, 2011, as compared to the fiscal 2010 period, was primarily due to the increased number of communities that we were operating from in the fiscal 2011 period, as compared to the fiscal 2010 period. The increase in the average price of the homes delivered in the six-month period ended April 30, 2011, as compared to the three-month period ended April 30, 2010, was primarily attributable to a shift in the number of homes delivered, primarily in Florida and Texas, to more expensive areas and/or products in the fiscal 2011 period, as compared to the fiscal 2010 period.
For the six months ended April 30, 2011, the value of net contracts signed increased by $41.9 million, or 26.9%, as compared to the fiscal 2010 period. The increase was attributable to increases of 16.6% and 8.9% in the number and average value of net contracts signed, respectively. The increase in the number of net contracts signed in the six-month period ended April 30, 2011, as compared to the six-month period ended April 30, 2010, was primarily due to an increase in the number of selling communities in the fiscal 2011 period as compared to the fiscal 2010 period. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2011 period, as compared to the fiscal 2010 period.
For the six months ended April 30, 2011 and 2010, we reported losses before income taxes of $13.6 million and $27.6 million, respectively. The decline in the loss before income taxes was primarily due to lower cost of revenues as a percentage of revenues in the 2011 period, as compared to the fiscal 2010 period, partially offset by a $10.0 million impairment charge that we recognized on one of our investments in unconsolidated entities. Cost of revenues as a percentage of revenue was 83.0% in the six-month period ended April 30, 2011, as compared to 103.5% in the six-month period ended April 30, 2010. In the six-month periods ended April 30, 2011 and 2010, we recognized inventory impairment charges and write-offs of $4.1 million and $25.2 million, respectively. Cost of revenues as a percentage of revenues, excluding impairments, was 79.8% of revenues in the six-month period ended April 30, 2011, as compared to 82.3% in the fiscal 2010 period. The decrease in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in the fiscal 2011 period, as compared to the fiscal 2010 period, was due primarily to the delivery of fewer quick-delivery homes in the fiscal 2011 period, as compared to the fiscal 2010 period, as our supply of such homes has dwindled, and to reduced sales incentives in general on the homes delivered in fiscal 2011, as compared to fiscal 2010. Generally, we give higher sales incentives on quick-delivery homes than on our to be built homes.
Revenues in the three months ended April 30, 2011 were higher than those in the comparable period of fiscal 2010 by $2.8 million, or 4.4%. This increase was attributable to an 8.8% increase in the number of homes delivered, offset, in part, by a 4.0% decrease in the average price of the homes delivered. The increase in the number of homes delivered in the three-month period ended April 30, 2011, as compared to the fiscal 2010 period, was primarily due to the increased number of communities that we were operating from in the fiscal 2011 period, as compared to the fiscal 2010 period. The decrease in the average price of the homes delivered in the three-month period ended April 30, 2011, as compared to the three-month period ended April 30, 2010, was primarily attributable to a shift in the number of homes delivered, primarily in Florida and North Carolina, to less expensive areas and/or products in the fiscal 2011 period, as compared to the fiscal 2010 period.

For the three months ended April 30, 2011, the value of net contracts signed increased by $29.3 million, or 29.6%, as compared to the fiscal 2010 period. The increase was attributable to increases of 22.3% and 5.9% in the number and average value of net contracts signed, respectively. The increase in the number of net contracts signed in the three-month period ended April 30, 2011, as compared to the three-month period ended April 30, 2010, was primarily due to an increase in the number of selling communities in the fiscal 2011 period as compared to the fiscal 2010 period. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2011 period, as compared to the fiscal 2010 period.
For the three months ended April 30, 2011 and 2010, we reported losses before income taxes of $12.3 million and $18.4 million, respectively. The decline in the loss before income taxes was primarily due to lower cost of revenues as a percentage of revenues in the 2011 period, as compared to the fiscal 2010 period, partially offset by a $10.0 million impairment charge that we recognized on one of our investments in unconsolidated entities and higher seller, general and administrative costs. Cost of revenues as a percentage of revenues was 83.5% and 111.2% in the three-month periods ended April 30, 2011 and 2010, respectively. In the three-month periods ended April 30, 2011 and 2010, we recognized inventory impairment charges and write-offs of $3.8 million and $19.3 million, respectively. Cost of revenues as a percentage of revenues, excluding impairments, was 77.8% of revenues in the three-month period ended April 30, 2011, as compared to 80.9% in the fiscal 2010 period. The decrease in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in the fiscal 2011 period, as compared to the fiscal 2010 period, was due primarily to the delivery of fewer quick-delivery homes in the fiscal 2011 period, as compared to the fiscal 2010 period, as our supply of such homes has dwindled, and to reduced sales incentives in general on the homes delivered in fiscal 2011, as compared to fiscal 2010. Generally, we give higher sales incentives on quick-delivery homes than on our to be built homes.
West
Revenues in the six-month period ended April 30, 2011 were higher than those in the six-month period ended April 30, 2010 by $14.4 million, or 10.3%. The increase in revenues was attributable to a 16.3% increase in the number of homes delivered, offset, in part, by a 5.1% decrease in the average sales price of the homes delivered. The increase in the number of homes delivered in the six months ended April 30, 2011, as compared to the six months ended April 30, 2010, was primarily attributable to California where the number homes delivered increased 31.2%, in the fiscal 2011 period, as compared to the fiscal 2010 period, primarily due to higher backlog at October 31, 2010, as compared to October 31, 2009, and the opening of several new communities in fiscal 2010. The decrease in the average price of the homes delivered was primarily due to a shift in the number of homes delivered to less expensive products and/or locations, primarily in California and Nevada, in the fiscal 2011 period, as compared to the fiscal 2010 period.
The value of net contracts signed during the six months ended April 30, 2011 decreased $34.8 million, or 19.1%, as compared to the fiscal 2010 period. This decrease was due to a 5.2% decrease in the number of net contracts signed and a 14.6% decrease in the average value of each net contract signed. The decrease in the number of net contracts signed was due to a 14.9% decline in the number of selling communities in the fiscal 2011 period, as compared to the fiscal 2010 period. The decrease in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to less expensive areas and/or products in the fiscal 2011 period, as compared to the fiscal 2010 period.
We reported losses before income taxes for the six-month periods ended April 30, 2011 and 2010, of $27.1 million and $26.8 million, respectively. The increase in the loss before income taxes was primarily due to $29.6 million of impairment charges that we recognized on one of our investments in unconsolidated entities offset, in part, by lower cost of revenues as a percentage of revenues. Cost of revenues as a percentage of revenues was 80.1% in the three-month period ended April 30, 2011, as compared to 100.4% in the six-month period ended April 30, 2010. In the six-month periods ended April 30, 2011 and 2010, we recognized inventory impairment charges and write-offs of $7.0 million and $27.9 million, respectively. Cost of revenues as a percentage of revenues, excluding impairments, was 75.6% of revenues in the six-month period ended April 30, 2011, as compared to 80.6% in the fiscal 2010 period. The decrease in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in the fiscal 2011 period, as compared to the fiscal 2010 period, was due primarily to the delivery of fewer quick-delivery homes in the fiscal 2011 period, as compared to the fiscal 2010 period, as our supply of such homes has dwindled, and to reduced sales incentives in general on the homes delivered in fiscal 2011, as compared to fiscal 2010. Generally, we give higher sales incentives on quick-delivery homes than on our to be built homes.

Revenues in the three-month period ended April 30, 2011 were higher than those in the three-month period ended April 30, 2010 by $7.5 million, 12.1%. The increase in revenues was attributable to a 36.5% increase in the number of homes delivered, offset in part, by a 17.9% decrease in the average sales price of the homes delivered. The increase in the number of homes delivered in the three months ended April 30, 2011, as compared to the three months ended April 30, 2010, was primarily attributable to California where the number homes delivered increased 46.7%, in the fiscal 2011, as compared to the fiscal 2010 period, primarily due to higher backlog at October 31, 2010, as compared to October 31, 2009, and the opening of several new communities in fiscal 2010. The decrease in the average price of the homes delivered was primarily due to a shift in the number of homes delivered to less expensive products and/or locations, primarily in California and Nevada, in the fiscal 2011 period, as compared to the fiscal 2010 period.
The value of net contracts signed during the three months ended April 30, 2011 decreased $17.4 million, or 15.9%, as compared to the fiscal 2010 period. This decrease was due to a 14.8% decrease in the average value of each net contract signed and a 1.3% decrease in the number of net contracts signed. The decrease in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to less expensive areas and/or products in the fiscal 2011 period, as compared to the fiscal 2010 period. The decrease in the number of net contracts signed was due to a decline in the number of selling communities in the fiscal 2011 period, as compared to the fiscal 2010 period.
We reported losses before income taxes for the three-month periods ended April 30, 2011 and 2010, of $11.9 million and $15.5 million, respectively. The decrease in the loss before income taxes was primarily due to lower cost of revenues as a percentage of revenues in the fiscal 2011 period, as compared to the fiscal 2010 period, offset, in part, by a $9.6 million impairment charge that we recognized on one of our investments in unconsolidated entities in the fiscal 2011 period. Cost of revenues as a percentage of revenues was 82.2% in the three-month period ended April 30, 2011, as compared to 106.7% in the three-month period ended April 30, 2010. In the three-month periods ended April 30, 2011 and 2010, we recognized inventory impairment charges and write-offs of $3.7 million and $17.3 million, respectively. Cost of revenues as a percentage of revenues, excluding impairments, was 76.8% of revenues in the three-month period ended April 30, 2011, as compared to 78.7% in the fiscal 2010 period. The decrease in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in the fiscal 2011 period, as compared to the fiscal 2010 period, was due primarily to lower costs on the homes delivered in the fiscal 2011 period than those delivered in the fiscal 2010 period.
Other
For the six months ended April 30, 2011 and 2010, other loss before income taxes was $37.4 million and $52.3 million, respectively. The decrease in the loss was primarily due to a decrease of $12.0 million of interest directly expensed in the fiscal 2011 period, as compared to the fiscal 2010 period, $1.1 million of income recognized from our Gibraltar operations in the six months ended April 30, 2011, and an increase in interest income in the fiscal 2011 period, as compared to the fiscal 2010 period.
For the three months ended April 30, 2011 and 2010, other loss before income taxes was $21.1 million and $23.1 million, respectively. The decrease in the loss was primarily due to a decrease of $5.8 million of interest directly expensed, offset, in part, by lower unallocated SG&A expenses, in the fiscal 2011 period, as compared to the fiscal 2010 period. The increase in unallocated SG&A expense in the three months ended April 30, 2011, as compared to the three months ended April 30, 2010, was primarily due from increased compensation costs and the reversal of previously accrued costs due to a change in accounting estimates in the three months ended April 30, 2010.

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

The table below sets forth, at April 30, 2011, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt
		Weighted-		Weighted-
Fiscal year of		average		average
maturity	Amount	interest rate	Amount	interest rate
2011	$19,352	3.30%	$24,906	4.50%
2012	17,332	3.53%	150	0.46%
2013	348,673	6.39%	150	0.46%
2014	270,335	4.94%	150	0.46%
2015	301,121	5.15%	150	0.46%
Thereafter	690,058	7.94%	12,245	0.38%
Discount	(9,393)

Total	$1,637,478	6.51%	$37,751	3.10%

Fair value at April 30, 2011	$1,754,573		$37,751

Based upon the amount of variable-rate debt outstanding at April 30, 2011, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $0.4 million per year.

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
Our chief executive officer and chief financial officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
There has not been any change in internal control over financial reporting during our quarter ended April 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

On November 4, 2008, a shareholder derivative action was filed in the Chancery Court of Delaware by Milton Pfeiffer against Robert I. Toll, Zvi Barzilay, Joel H. Rassman, Bruce E. Toll, Paul E. Shapiro, Robert S. Blank, Carl B. Marbach, and Richard J. Braemer. The plaintiff purports to bring his claims on behalf of Toll Brothers, Inc. and alleges that the director and officer defendants breached their fiduciary duties to us and our stockholders with respect to their sales of shares of our common stock during the period beginning on December 9, 2004 and ending on November 8, 2005, as alleged in a securities class action suit that was filed against us and certain of our directors and officers and, as we disclosed in our quarterly report on Form 10-Q for our fiscal period ended on January 31, 2011, was settled by the parties in March 2011 (“Class Action”). The plaintiff alleges that such stock sales were made while in possession of non-public, material information about us. The plaintiff seeks contribution and indemnification from the individual director and officer defendants for any liability found against us in the Class Action. In addition, again purportedly on our behalf, the plaintiff seeks disgorgement of the defendants’ profits from their stock sales.
On March 4, 2009, a second shareholder derivative action was brought by Oliverio Martinez in the U.S. District Court for the Eastern District of Pennsylvania. The case was brought against the eleven then-current members of our board of directors and Chief Accounting Officer. This complaint alleges breaches of fiduciary duty, waste of corporate assets, and unjust enrichment during the period from February 2005 to November 2006. The complaint further alleges that certain of the defendants sold our stock during this period while in possession of the allegedly non-public, material information about the role of speculative investors in our sales and plaintiff seeks disgorgement of profits from these sales. The complaint also asserts a claim for equitable indemnity for costs and expenses incurred by us in connection with defending the Class Action.
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
Other than as set forth above, there are no proceedings required to be disclosed pursuant to Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS
There have been no material changes in our risk factors as previously disclosed in our Form 10-K for the fiscal year ended October 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended April 30, 2011, we repurchased the following shares of our common stock:

			Total number	Maximum
	Total	Average	of shares	number of shares
	number of	price	purchased as part of	that may yet be
	shares	paid per	publicly announced	purchased under the
Period	purchased (a)(b)	share	plans or programs (c)	plans or programs (c)
	(in thousands)		(in thousands)	(in thousands)
February 1, 2011 to February 28, 2011	7	$21.08	7	11,815
March 1, 2011 to March 31, 2011	1	$20.08	1	11,814
April 1, 2011 to April 30, 2011	3	$20.26	3	11,811

	11	$20.83	11

(a)	The terms of our Restricted Stock Unit awards (“RSUs”) permit us to withhold from the total number of shares of our common stock that an employee is entitled to receive upon distribution pursuant to an RSU that number of shares having a fair market value at the time of distribution equal to the applicable income tax withholdings, and remit the remaining shares to the employee. During the three months ended April 30, 2011, we withheld 449 shares subject to RSUs with a fair market value per share of $20.37 to cover income taxes on distributions and distributed 8,426 shares to employees. The 449 shares withheld are not included in the total number of shares purchased in the table above.

(b)	Our stock incentive plans permit participants to exercise non-qualified stock options using a “net exercise” method at the discretion of the Executive Compensation Committee of our Board of Directors. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings and remit the remaining shares to the participant. In addition, our stock incentive plans also permit participants to use the fair market value of Company common stock they own to pay for the exercise of stock options (“stock swap method”). During the three months ended April 30, 2011, neither the net exercise method nor the stock swap method was used to exercise options.

(c)	On March 20, 2003, we announced that our Board of Directors had authorized the repurchase of up to 20 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.
Except as set forth above, we have not repurchased any of our equity securities.
We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so. Rather, we will follow a policy of retaining earnings in order to finance future growth in our business and, from time to time, repurchase shares of our common stock.
The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our earnings, capital requirements, our operating and financial condition, and any contractual limitations then in effect. In addition, our credit facility requires us to maintain a minimum tangible net worth (as defined in the credit agreement), which restricts the amount of dividends we may pay. At April 30, 2011, under the most restrictive of these provisions, we could have paid up to approximately $635.2 million of cash dividends.

ITEM 6.	EXHIBITS

31.1*	Certification of Douglas C. Yearley, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Martin P. Connor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Douglas C. Yearley, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Martin P. Connor pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Filed electronically herewith.

**	Furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC. (Registrant)
Date: June 7, 2011	By:	/s/ Martin P. Connor
Martin P. Connor
Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

Date: June 7, 2011	By:	/s/ Joseph R. Sicree
Joseph R. Sicree
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)