Form 10-Q
period 2011-07-31
TOLL BROTHERS INC
filed 2011-09-07
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
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
At August 31, 2011, there were approximately 167,136,000 shares of Common Stock, $.01 par value, outstanding.

TOLL BROTHERS, INC. AND SUBSIDIARIES

Page No.

Statement on Forward-Looking Information	1

PART I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at July 31, 2011 (Unaudited) and October 31, 2010	2

Condensed Consolidated Statements of Operations for the Nine Months and Three Months Ended July 31, 2011 and 2010 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2011 and 2010 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	49

Item 4. Controls and Procedures	50

PART II. Other Information

Item 1. Legal Proceedings	50

Item 1A. Risk Factors	51

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 6. Exhibits	52

SIGNATURES	53

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

STATEMENT ON FORWARD-LOOKING INFORMATION
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission ( “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to estimates or other expectations regarding future events. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements may include, but are not limited to, information related to: anticipated operating results; home deliveries; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues; selling, general and administrative expenses; interest expense; inventory write-downs; unrecognized tax benefits; anticipated tax refunds; sales paces and prices; effects of home buyer cancellations; growth and expansion; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; the ability to acquire land and pursue real estate opportunities; the ability to gain approvals and to open new communities; the ability to sell homes and properties; the ability to deliver homes from backlog; the ability to secure materials and subcontractors; the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; and legal proceedings and claims.
Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. Consequently, actual results may differ materially from those that might be anticipated from our forward looking statements. Therefore, we caution you not to place undue reliance on our forward-looking statements. The factors that could cause actual results to differ from those expressed or implied by our forward-looking statements include, among others: local, regional, national, and international economic conditions; demand for homes; changes in consumer confidence; changes in interest rates; unemployment rates; changes in sales conditions, including home prices, in the markets where we build homes; the competitive environment in which we operate; the availability and cost of land for future growth; conditions that could result in inventory write-downs or write-downs associated with investments in unconsolidated entities; the ability to recover our deferred tax assets; the availability of capital; uncertainties in the capital and securities markets; liquidity in the credit markets; changes in tax laws and their interpretation; effects of governmental legislation and regulation; the outcome of various legal proceedings; the availability of adequate insurance at reasonable cost; the impact of construction defect, product liability and home warranty claims, including the adequacy of self-insurance accruals and the applicability and sufficiency of our insurance coverage; the ability of customers to obtain financing for the purchase of homes; the ability of customers to sell their existing homes; the ability of the participants in various joint ventures to honor their commitments; the availability and cost of labor and building and construction materials; the cost of raw materials; construction delays; domestic and international political events; and weather conditions. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.
When we use the words “we,” “us,” “our,” and the “Company” in this report, we refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires. References herein to “fiscal 2011”, and to “fiscal 2010,” “fiscal 2009,” and “fiscal 2008” refer to our fiscal year ending October 31, 2011, and our fiscal years ended October 31, 2010, October 31, 2009, and October 31, 2008, respectively.
Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	July 31,	October 31,
	2011	2010
	(unaudited)
ASSETS
Cash and cash equivalents	$890,067	$1,039,060
Marketable securities	294,286	197,867
Restricted cash	24,225	60,906
Inventory	3,423,617	3,241,725
Property, construction and office equipment, net	98,902	79,916
Receivables, prepaid expenses and other assets	96,972	97,039
Mortgage loans held for sale	45,320	93,644
Customer deposits held in escrow	16,304	21,366
Investments in and advances to unconsolidated entities and non-performing loan portfolio	186,917	198,442
Income tax refund recoverable		141,590

	$5,076,610	$5,171,555

LIABILITIES AND EQUITY
Liabilities
Loans payable	$104,512	$94,491
Senior notes	1,500,494	1,544,110
Mortgage company warehouse loan	39,905	72,367
Customer deposits	90,184	77,156
Accounts payable	93,622	91,738
Accrued expenses	524,446	570,321
Income taxes payable	105,831	162,359

Total liabilities	2,458,994	2,612,542

Equity
Stockholders’ equity
Preferred stock, none issued
Common stock, 168,613 and 166,413 shares issued at July 31, 2011 and October 31, 2010, respectively	1,686	1,664
Additional paid-in capital	390,778	360,006
Retained earnings	2,219,208	2,194,456
Treasury stock, at cost — 1 share and 5 shares at July 31, 2011 and October 31, 2010, respectively	(27)	(96)
Accumulated other comprehensive loss	(245)	(577)

Total stockholders’ equity	2,611,400	2,555,453
Noncontrolling interest	6,216	3,560

Total equity	2,617,616	2,559,013

	$5,076,610	$5,171,555

See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Nine months ended		Three months ended
	July 31,		July 31,
	2011	2010	2011	2010
Revenues	$1,048,096	$1,092,171	$394,305	$454,202

Cost of revenues	898,266	1,012,575	339,947	389,505
Selling, general and administrative	192,906	193,987	64,605	67,165
Interest expense	1,504	18,588		5,124

	1,092,676	1,225,150	404,552	461,794

Loss from operations	(44,580)	(132,979)	(10,247)	(7,592)
Other:
(Loss) income from unconsolidated entities and non-performing loan portfolio	(9,817)	4,817	12,055	3,171
Interest and other	13,168	21,134	5,494	5,902
Expenses related to early retirement of debt	(3,414)	(692)	(3,414)	(658)

(Loss) income before income tax benefit	(44,643)	(107,720)	3,888	823
Income tax benefit	(69,395)	(53,867)	(38,220)	(26,479)

Net income (loss)	$24,752	$(53,853)	$42,108	$27,302

Income (loss) per share:
Basic	$0.15	$(0.33)	$0.25	$0.16

Diluted	$0.15	$(0.33)	$0.25	$0.16

Weighted average number of shares:
Basic	167,221	165,465	168,075	165,752
Diluted	168,666	165,465	169,338	167,658
See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended July 31,
	2011	2010
Cash flow provided by (used in) operating activities:
Net income (loss)	$24,752	$(53,853)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,123	13,955
Stock-based compensation	10,419	9,366
Excess tax benefits from stock-based compensation		(3,595)
Impairments of investments in unconsolidated entities	39,600
Income from unconsolidated entities and non-performing loan portfolio	(29,783)	(4,817)
Distributions of earnings from unconsolidated entities	7,417	7,211
Deferred tax benefit	4,329	(14,687)
Deferred tax valuation allowances	(4,329)	14,687
Inventory impairments	34,861	88,220
Change in fair value of mortgage loans receivable and derivative instruments	628	(537)
Expenses related to early retirement of debt	3,414	692
Changes in operating assets and liabilities
Increase in inventory	(208,204)	(142,109)
Origination of mortgage loans	(457,383)	(417,985)
Sale of mortgage loans	504,724	395,191
Decrease in restricted cash	36,681
(Increase) decrease in receivables, prepaid expenses and other assets	(2,955)	8,143
Increase (decrease) in customer deposits	18,090	(9,735)
Decrease in accounts payable and accrued expenses	(38,045)	(48,404)
Decrease in income tax refund recoverable	141,590	112,141
Decrease in income taxes payable	(56,461)	(16,410)

Net cash provided by (used in) operating activities	46,468	(62,526)

Cash flow used in investing activities:
Purchase of property and equipment — net	(6,927)	(1,452)
Purchase of marketable securities	(420,087)	(105,450)
Sale and redemption of marketable securities	318,372
Investment in and advances to unconsolidated entities and non-performing loan portfolio	(42,141)	(55,628)
Return of investments in unconsolidated entities	26,285	7,246

Net cash used in investing activities	(124,498)	(155,284)

Cash flow used in financing activities:
Proceeds from loans payable	666,659	610,071
Principal payments of loans payable	(715,131)	(691,776)
Redemption of senior subordinated notes		(47,872)
Redemption of senior notes	(48,437)	(36,064)
Proceeds from stock-based benefit plans	23,731	7,273
Excess tax benefits from stock-based compensation		3,595
Receipts related to noncontrolling interest	2,678
Purchase of treasury stock	(463)	(500)

Net cash used in financing activities	(70,963)	(155,273)

Net decrease in cash and cash equivalents	(148,993)	(373,083)
Cash and cash equivalents, beginning of period	1,039,060	1,807,718

Cash and cash equivalents, end of period	$890,067	$1,434,635

See accompanying notes

TOLL BROTHERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Toll Brothers, Inc. (the “Company”), a Delaware corporation, and those majority-owned subsidiaries it controls. All significant intercompany accounts and transactions have been eliminated. Investments in 50% or less owned partnerships and affiliates are accounted for using the equity method unless it is determined that the Company has effective control of the entity, in which case the entity would be consolidated.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2010 balance sheet amounts and disclosures included herein have been derived from the Company’s October 31, 2010 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, the Company suggests that they be read in conjunction with the consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended October 31, 2010. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of July 31, 2011, the results of its operations for the nine-month and three-month periods ended July 31, 2011 and 2010, and its cash flows for the nine-month periods ended July 31, 2011 and 2010. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
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

Current Communities: When the profitability of a current community deteriorates, the sales pace declines significantly, or some other factor indicates a possible impairment in the recoverability of the asset, the asset is reviewed for impairment by comparing the estimated future undiscounted cash flow for the community to its carrying value. If the estimated future undiscounted cash flow is less than the community’s carrying value, the carrying value is written down to its estimated fair value. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. The impairment is charged to cost of revenues in the period in which the impairment is determined. In estimating the future undiscounted cash flow of a community, the Company uses various estimates such as: (a) the expected sales pace in a community, based upon general economic conditions that will have a short-term or long-term impact on the market in which the community is located and on competition within the market, including the number of home sites available and pricing and incentives being offered in other communities owned by the Company or by other builders; (b) the expected sales prices and sales incentives to be offered in a community; (c) costs expended to date and expected to be incurred in the future, including, but not limited to, land and land development, home construction, interest and overhead costs; (d) alternative product offerings that may be offered in a community that will have an impact on sales pace, sales price, building cost or the number of homes that can be built on a particular site; and (e) alternative uses for the property such as the possibility of a sale of the entire community to another builder or the sale of individual home sites.
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
Variable Interest Entities: The Company has a significant number of land purchase contracts and several investments in unconsolidated entities which it evaluates in accordance with ASC 810, “Consolidation” (“ASC 810”). The Company analyzes its land purchase contracts and the unconsolidated entities in which it has an investment to determine whether the land sellers and unconsolidated entities are variable interest entities (“VIEs”) and, if so, whether the Company is the primary beneficiary. If the Company is determined to be the primary beneficiary of a VIE, it must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of or the right to receive benefits from the VIE.
Fair Value Disclosures
The Company uses ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), to measure the fair value of certain assets and liabilities. ASC 820 provides a framework for measuring fair value in accordance with GAAP, establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, and requires certain disclosures about fair value measurements.
In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-6, “Improving Disclosure about Fair Value Measurements” (“ASU 2010-6”), which amended ASC 820 to add disclosure requirements regarding recurring and non-recurring fair value measurements. The Company adopted ASU 2010-6 as of February 1, 2010, except for the disclosures about Level 3 fair value disclosures which will be effective for the Company on November 1, 2011. The adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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
In June 2009, the FASB revised its authoritative guidance for determining the primary beneficiary of a VIE. In December 2009, the FASB issued Accounting Standards Update No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which amended provisions of ASC 810 to reflect the revised guidance for consolidation purposes. The amendments to ASC 810 replace the quantitative-based risk and rewards calculation for determining which reporting entity, if any, has a controlling interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and has either the obligation to absorb losses of or the right to receive benefits from the entity. The Company adopted the amended provisions for its fiscal year beginning November 1, 2010. The adoption of the amended provisions of ASC 810 has not had a material effect on the Company’s consolidated financial position, results of operations or cash flows.
In May 2011, the FASB issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” (“ASU 2011-04”) which amends ASC 820 to clarify existing guidance and minimize differences between GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 requires entities to provide information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and provide a narrative description of the sensitivity of Level 3 measurements to changes in unobservable inputs. ASU 2011-04 will be effective for the Company’s fiscal quarter beginning February 1, 2012 and is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Statement of Comprehensive Income” (“ASU 2011-05”), which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The adoption of this guidance, which relates to presentation only, is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows. ASU 2011-05 will be effective for the Company’s fiscal year beginning November 1, 2012.

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
The table below provides information for each fiscal quarter of fiscal 2010 ($ amounts in thousands).

	Cost of revenues			Interest and other income
	As reported	Reclassified	$ change	As reported	Reclassified	$ change
Three months ended:	$	$	(decrease)	$	$	(decrease)
January 31	317,768	317,487	(281)	8,514	8,233	(281)
April 30	305,739	305,583	(156)	7,155	6,999	(156)
July 31	392,416	389,505	(2,911)	8,813	5,902	(2,911)
October 31	367,152	363,983	(3,169)	10,348	7,179	(3,169)
The above reclassifications of cost of revenues resulted in a decrease in the Company’s loss from operations.
Certain other prior period amounts have been reclassified to conform to the fiscal 2011 presentation.
2. Inventory
Inventory at July 31, 2011 and October 31, 2010 consisted of the following (amounts in thousands):

	July 31,	October 31,
	2011	2010
Land controlled for future communities	$43,554	$31,899
Land owned for future communities	1,031,144	923,972
Operating communities	2,348,919	2,285,854

	$3,423,617	$3,241,725

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
Information regarding the classification, number and carrying value of these temporarily closed communities at July 31, 2011 and October 31, 2010 is provided in the table below.

	July 31,	October 31,
	2011	2010
Land owned for future communities:
Number of communities	40	36
Carrying value (in thousands)	$245,287	$212,882
Operating communities:
Number of communities	4	13
Carrying value (in thousands)	$20,958	$78,100
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

The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable in the nine-month and three-month periods ended July 31, 2011 and 2010 as shown in the table below (amounts in thousands).

	Nine months ended July 31,		Three months ended July 31,
	2011	2010	2011	2010
Land controlled for future communities	$2,486	$2,250	$637	$58
Land owned for future communities	16,000	41,600	16,000	5,850
Operating communities	16,375	44,370	175	6,600

	$34,861	$88,220	$16,812	$12,508

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
The table below provides, for the periods indicated, the number of operating communities that the Company tested for potential impairment, the number of operating communities for which the Company recognized impairment charges and the amount of impairment charges recognized, and, as of the end of the period indicated, the fair value of those communities, net of impairment charges ($ amounts in thousands).

		Impaired operating communities
			Fair value of
	Number of		communities,
	operating		net of
	communities	Number of	impairment	Impairment
Three months ended:	tested	communities	charges	charges
Fiscal 2011:
January 31	143	6	$56,105	$5,475
April 30	142	9	$40,765	10,725
July 31	129	2	$867	175

				$16,375

Fiscal 2010:
January 31	260	14	$60,519	$22,750
April 30	161	7	$53,594	15,020
July 31	155	7	$21,457	6,600
October 31	144	12	$39,209	9,120

				$53,490

At July 31, 2011, the Company evaluated its land purchase contracts to determine if any of the selling entities were VIEs and, if they were, whether the Company was the primary beneficiary of any of them. Under these land purchase contracts, the Company does not possess legal title to the land and its risk is generally limited to deposits paid to the sellers and the creditors of the sellers generally have no recourse against the Company. At July 31, 2011, the Company determined that 38 land purchase contracts, with an aggregate purchase price of $309.6 million, on which it had made aggregate deposits totaling $15.5 million, were VIEs, and that it was not the primary beneficiary of any VIE related to its land purchase contracts.
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

Interest incurred, capitalized and expensed for the nine-month and three-month periods ended July 31, 2011 and 2010 was as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2011	2010	2011	2010
Interest capitalized, beginning of period	$267,278	$259,818	$288,508	$271,509
Interest incurred	86,820	87,740	28,387	28,879
Interest expensed to cost of revenues	(56,327)	(55,411)	(20,946)	(23,033)
Interest directly expensed to statement of operations	(1,504)	(18,588)		(5,124)
Write-off against other income	(861)	(1,786)	(543)	(977)
Interest reclassified to property, construction and office equipment		(519)

Interest capitalized, end of period	$295,406	$271,254	$295,406	$271,254

Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. The amounts included in the table directly above reflect the gross amount of capitalized interest without allocation of any impairment charges recognized. The Company estimates that, had inventory impairment charges been allocated on a pro rata basis to the individual components of inventory, capitalized interest at July 31, 2011 and 2010 would have been reduced by approximately $55.3 million and $58.9 million, respectively.
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
Development Joint Ventures
The Company has investments in and advances to, a number of joint ventures with unrelated parties to develop land (“Development Joint Ventures”). Some of these Development Joint Ventures develop land for the sole use of the venture participants, including the Company, and others develop land for sale to the joint venture participants and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites by the Development Joint Ventures to other builders. With regard to home sites the Company purchases from the Development Joint Ventures, the Company reduces its cost basis in those home sites by its share of the earnings on the home sites. At July 31, 2011, the Company had approximately $17.0 million, net of impairment charges, invested in or advanced to the Development Joint Ventures. In addition, the Company has a funding commitment of $3.5 million to one Development Joint Venture should an additional investment in that venture be required.
As of July 31, 2011, the Company had recognized cumulative impairment charges in connection with its current Development Joint Ventures of $101.4 million. These impairment charges are attributable to investments in certain Development Joint Ventures where the Company determined there was a loss in value in the investment that was other than temporary. In the nine-month period ended July 31, 2011, the Company recognized impairment charges in connection with one of its Development Joint Ventures of $29.6 million. The Company did not recognize any impairment charges in connection with the Development Joint Ventures in the nine-month period ended July 31, 2010 and the three-month periods ended July 31, 2011 and 2010.
At July 31, 2011, one of the Development Joint Ventures had a loan with a principal balance of $327.9 million subject to litigation discussed below. This loan is non-recourse to the Company; however, the Company executed certain completion guarantees and conditional repayment guarantees against this loan. The obligations under such completion guarantees and conditional repayment guarantees are several and not joint and are limited to the Company’s pro rata share of the loan obligation of this Development Joint Venture.
On June 10, 2011, the Company, together with a majority of the members of one of the Development Joint Ventures, entered into an agreement to resolve disputes regarding a loan made by a syndicate of lenders to the Development Joint Venture. As of July 31, 2011, the principal balance of that loan was $327.9 million. The Company executed certain completion and conditional repayment guaranties in connection with this loan which were limited to the Company’s pro rata share of the loan obligation. In December 2008, the lending syndicate for the Development Joint Venture filed separate lawsuits against the members of the Development Joint Venture and their parent companies, seeking to recover damages under the completion guarantees and damages allegedly caused by the venture’s failure to repay the lenders. In December 2010, three of the lenders in this syndicate filed an involuntary bankruptcy petition against this joint venture entity. In February 2011, the bankruptcy court upheld the involuntary petition and entered an order appointing a bankruptcy trustee. The joint venture appealed the bankruptcy court’s order, but this appeal was denied by the U.S. District Court. The June 10, 2011 agreement, which is subject to bankruptcy court approval, includes a cash settlement to the lenders, the acquisition of land by the Company and the other members of the joint venture which are parties to the agreement, and the resolution of all claims between members of the lending syndicate representing 92.8% of the outstanding amounts due under the loan, the bankruptcy trustee and the members of the joint venture which are parties to the agreement. The bankruptcy order affirming the involuntary petition has been further appealed to the United States Circuit Court, but the appeal is stayed until December 2011, after the date the bankruptcy court is expected to rule on the settlement agreement. This appeal will be rendered moot by the approval of the settlement agreement. The Company believes it had made adequate provision in prior reporting periods, including accruing for its share of the cash payments required under the agreement, any remaining exposure to lenders which are not parties to the agreement and recording impairments to reflect the estimated fair value of land to be acquired. The disposition of the above matter is not expected to have a material adverse effect on the Company’s results of operations and liquidity or on its financial condition.

Planned Community Joint Venture
The Company is a participant in a joint venture with an unrelated party to develop a single master planned community (the “Planned Community Joint Venture”). At July 31, 2011, the Company had an investment of $39.8 million in this Planned Community Joint Venture. At July 31, 2011, each participant had agreed to contribute additional funds up to $8.3 million, if required. If a participant fails to make a required capital contribution, the other participant may make the additional contribution and diminish the non-contributing participant’s ownership interest. At July 31, 2011, this joint venture did not have any indebtedness. The Company recognized an impairment charge in connection with the Planned Community Joint Venture of $10.0 million in the nine-month period ended July 31, 2011. The Company did not recognize any impairment charges in connection with the Planned Community Joint Venture in the nine-month period ended July 31, 2010 and the three-month periods ended July 31, 2011 and 2010.
Condominium Joint Ventures
At July 31, 2011, the Company had an aggregate of $40.5 million of investments in four joint ventures with unrelated parties to develop luxury condominium projects, including for-sale residential units and commercial space (“Condominium Joint Ventures”). At July 31, 2011, the Condominium Joint Ventures had aggregate loan commitments of $69.9 million, against which approximately $65.8 million had been borrowed. Included in the aggregate loan commitments and amount borrowed, was $18.4 million due to the Company.
As of July 31, 2011, the Company had recognized cumulative impairment charges against its investments in the Condominium Joint Ventures and its pro rata share of impairment charges recognized by these Condominium Joint Ventures in the amount of $63.9 million. The Company did not recognize any impairment charges in connection with its Condominium Joint Ventures in the nine-month and three-month periods ended July 31, 2011 and 2010. At July 31, 2011, the Company did not have any commitments to make contributions to any Condominium Joint Venture.
Structured Asset Joint Venture
In July 2010, the Company, through Gibraltar, invested $29.1 million in a joint venture in which it is a 20% participant with two unrelated parties to purchase a 40% interest in an entity that owns and controls a portfolio of loans and real estate (“Structured Asset Joint Venture”). At July 31, 2011, the Company had an investment of $33.9 million in this Structured Asset Joint Venture. At July 31, 2011, the Company did not have any commitments to make additional contributions to the joint venture and has not guaranteed any of the joint venture’s liabilities. If the joint venture needs additional capital and a participant fails to make a requested capital contribution, the other participant may make a contribution in consideration for a preferred return or may make the additional capital contribution and diminish the non-contributing participant’s ownership interest. In the nine-month and three-month periods ended July 31, 2011, the Company recognized $4.7 million and $3.5 million, respectively, of earnings from the Structured Asset Joint Venture.
Loan Participation
In March 2011, the Company, through Gibraltar, acquired a 60% participation in a portfolio of non-performing loans. The portfolio consisted primarily of residential acquisition, development and construction loans secured by properties at various stages of completion. The Company purchased its participation for $42.1 million. At July 31, 2011, the Company’s investment and pro rata share of the portfolio’s earnings amounted to $44.0 million. In the nine-month and three-month periods ended July 31, 2011, the Company recognized $1.2 million and $0.7 million, respectively, of earnings from the portfolio.

Toll Brothers Realty Trust and Trust II
In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust II (“Trust II”) to be in a position to take advantage of commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by an affiliate of PASERS. At July 31, 2011, the Company had an investment of $11.1 million in Trust II. Prior to the formation of Trust II, the Company formed Toll Brothers Realty Trust (the “Trust”) in 1998 to take advantage of commercial real estate opportunities. The Trust is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Zvi Barzilay (and members of his family), Douglas C. Yearley, Jr. and former members of the Company’s senior management; and one-third by an affiliate of PASERS (collectively, the “Shareholders”). As of July 31, 2011, the Company had a net investment in the Trust of $0.5 million. The Company provides development, finance and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $1.6 million in each of the nine-month periods ended July 31, 2011 and 2010, and $0.5 million and $0.6 million in the three-month periods ended July 31, 2011 and 2010, respectively. The Company believes that the transactions between itself and the Trust were on terms no less favorable than it would have agreed to with unrelated parties.
General
At July 31, 2011, the Company had accrued $62.5 million of aggregate exposure with respect to its estimated obligations to unconsolidated entities in which it has an investment. The Company’s investments in these entities are accounted for using the equity method. The Company recognized $39.6 million of impairment charges related to its investments in and advances to unconsolidated entities in the nine-month period ended July 31, 2011. The Company did not recognize any impairment charges related to its investments in and advances to unconsolidated entities in the nine-month period ended July 31, 2010 or in the three-month periods ended July 31, 2011 and 2010. Impairment charges related to these entities are included in “(Loss) income from unconsolidated entities and non-performing loan portfolio” in the Company’s Condensed Consolidated Statements of Operations.
4. Accrued Expenses
Accrued expenses at July 31, 2011 and October 31, 2010 consisted of the following (amounts in thousands):

	July 31,	October 31,
	2011	2010
Land, land development and construction	$106,174	$110,301
Compensation and employee benefits	92,546	95,107
Insurance and litigation	131,878	143,421
Commitments to unconsolidated entities	64,532	88,121
Warranty	44,190	45,835
Interest	29,862	26,998
Other	55,264	60,538

	$524,446	$570,321

The Company accrues for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Costs are accrued based upon historical experience. Changes in the warranty accrual for the nine-month and three-month periods ended July 31, 2011 and 2010 were as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2011	2010	2011	2010
Balance, beginning of period	$45,835	$53,937	$46,321	$52,769
Additions — homes closed during the period	6,147	6,758	2,248	2,753
Increase (decrease) in accruals for homes closed in prior periods	18	(2,292)	(629)	(2,896)
Charges incurred	(7,810)	(8,862)	(3,750)	(3,085)

Balance, end of period	$44,190	$49,541	$44,190	$49,541

5. Employee Retirement Plans
The Company has two unfunded supplemental retirement plans for certain employees. For the nine-month and three-month periods ended July 31, 2011 and 2010, the Company recognized costs and made payments related to its supplemental retirement plans as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2011	2010	2011	2010
Service cost	$229	$182	$76	$60
Interest cost	968	1,041	323	347
Amortization of prior service obligation	520	920	173	307

Total costs	$1,717	$2,143	$572	$714

Benefits paid	$96	$96	$34	$34

6. Senior Notes and Senior Subordinated Notes
The Company has repurchased, and may from time to time in the future repurchase, its senior notes in the open market or otherwise. In the three-month period ended July 31, 2011, the Company repurchased $45.1 million of its 6.875% Senior Notes due 2012 in the open market at various prices. In the nine-month and three-month periods ended July 31, 2011, the Company expensed $3.4 million related to the premium paid on, and the write-off of unamortized issuance costs of, these Senior Notes.
In the three-month period ended July 31, 2010, the Company repurchased $35.5 million of its 5.95% Senior Notes due 2013 and 4.95% Senior Notes due in 2014 in the open market at various prices. In the nine-month and three-month periods ended July 31, 2010, the Company expensed $0.7 million related to the premium/loss paid on, and other debt redemption costs of, these Senior Notes.
In the three-month period ended January 31, 2010, the Company redeemed the remaining $47.9 million outstanding principal amount of its Toll Corp. 8.25% Senior Subordinated Notes due December 2011 at a cash redemption price of 100.0% of the principal amount plus accrued and unpaid interest on December 1, 2009.
7. Income Taxes
A reconciliation of the Company’s effective tax rate from the federal statutory tax rate for the nine-month and three-month periods ended July 31, 2011 and 2010 is set forth in the tables below (amounts in thousands).

	2011		2010
Nine-month period ended July 31:	$	%*	$	%*
Federal tax benefit at statutory rate	(15,625)	(35.0)	(37,701)	(35.0)
State taxes, net of federal benefit	(1,451)	(3.3)	(3,501)	(3.3)
Reversal of tax provisions due to expiration of statutes and settlements	(19,273)	(43.2)	(40,460)	(37.6)
Reversal of accrual for uncertain tax positions	(30,827)	(69.0)
Valuation allowance — recognized	18,791	42.1	52,423	48.7
Valuation allowance — reversed	(23,123)	(51.8)	(37,736)	(35.0)
Accrued interest on anticipated tax assessments	2,799	6.3	966	0.9
Increase in unrecognized tax benefit			13,000	12.1
Other	(686)	(1.5)	(858)	(0.8)

Tax benefit	(69,395)	(155.4)	(53,867)	(50.0)

*	Due to rounding, amounts may not add.

	2011		2010
Three-month period ended July 31:	$	%*	$	%*
Federal tax provision at statutory rate	1,361	35.0	289	35.0
State taxes, net of federal benefit	126	3.2	(948)	(114.9)
Reversal of tax provisions due to expiration of statutes and settlements	(16,933)	(435.5)	(40,460)	(4,904.3)
Reversal of accrual for uncertain tax positions	(12,873)	(331.1)
Valuation allowance — recognized			17,408	2,110.1
Valuation allowance — reversed	(10,846)	(279.0)	(13,685)	(1,658.8)
Accrued interest on anticipated tax assessments	1,174	30.2	(1,797)	(217.8)
Increase in unrecognized tax benefit			13,000	1,575.8
Other	(229)	(5.9)	(286)	(34.7)

Tax benefit	(38,220)	(983.0)	(26,479)	(3,209.6)

*	Due to rounding, amounts may not add.
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
The Company recognizes in its tax benefit potential interest and penalties. Information as to the amounts recognized in its tax benefit, before reduction for applicable taxes and reversal of previously accrued interest and penalties, of potential interest and penalties in the nine-month and three-month periods ended July 31, 2011 and 2010, and the amounts accrued for potential interest and penalties at July 31, 2011 and October 31, 2010 is set forth in the table below (amounts in thousands).

Recognized in statements of operations:
Nine-month period ended July 31, 2011	$2,500
Nine-month period ended July 31, 2010	$1,500
Three-month period ended July 31, 2011	$1,806
Three-month period ended July 31, 2010	$—

Accrued at:
July 31, 2011	$28,806
October 31, 2010	$39,209
A reconciliation of the change in the unrecognized tax benefits for the nine-month and three-month periods ended July 31, 2011 and 2010 is set forth in the table below (amounts in thousands).

	Nine months ended July 31,		Three months ended July 31,
	2011	2010	2011	2010
Balance, beginning of period	$160,446	$171,366	$141,392	$177,116
Increase in benefit as a result of tax positions taken in prior years	5,943	4,250	3,443
Increase in benefit as a result of tax positions taken in current year		1,586		86
Decrease in benefit as a result of resolution of uncertain tax positions	(17,954)	(8,793)		(8,793)
Decrease in benefit as a result of lapse of statute of limitation	(8,790)	(32,053)	(8,790)	(32,053)
Decrease in benefit as a result of completion of tax audits	(35,370)		(31,770)

Balance, July 31,	$104,275	$136,356	$104,275	$136,356

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
The Company is allowed to carry forward tax losses for 20 years and apply such tax losses to future taxable income to realize federal deferred tax assets. As of July 31, 2011, the Company had approximately $10.0 million of tax loss carryforwards, resulting from losses that it recognized on its fiscal 2009 tax return, in excess of the amount it could carry back against its fiscal 2007 federal taxable income. In addition, the Company will be able to reverse its previously recognized valuation allowances during any future period for which it reports book income before income taxes. The Company will continue to review its deferred tax assets in accordance with ASC 740 “Income Taxes”.
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
At July 31, 2011 and October 31, 2010, the Company had recorded cumulative valuation allowances against its entire net deferred federal tax asset of $359.8 million and $364.2 million, respectively.
For state tax purposes, due to past and projected losses in certain jurisdictions where the Company does not have carryback potential and/or cannot sufficiently forecast future taxable income, the Company has recognized net cumulative valuation allowances against its state deferred tax assets of $45.0 million as of July 31, 2011 and October 31, 2010. Future valuation allowances in these jurisdictions may continue to be recognized if the Company believes it will not generate sufficient future taxable income to utilize any future state deferred tax assets.
8. Accumulated Other Comprehensive Loss and Total Comprehensive Income (Loss)
Accumulated other comprehensive loss at July 31, 2011 and October 31, 2010 was primarily related to employee retirement plans.
The components of total comprehensive income (loss) in the nine-month and three-month periods ended July 31, 2011 and 2010 were as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2011	2010	2011	2010
Net income (loss) as reported	$24,752	$(53,853)	$42,108	$27,302
Changes in pension liability, net of tax provision	520	(811)	173	(528)
Change in fair value of available-for-sale securities	(189)	128	(194)	65

Comprehensive income (loss)	$25,083	$(54,536)	$42,087	$26,839

Tax benefit recognized in total comprehensive loss	—	$(19)	—	$166

9. Stock-Based Benefit Plans
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
Stock compensation expense and related income tax benefits related to stock options recognized for the nine-month and three-month periods ended July 31, 2011 and 2010, for the twelve months ended October 31, 2010 and estimated amounts for the twelve months ended October 31, 2011 are as follows (amounts in thousands):

	2011		2010
Nine months ended July 31:
Stock-compensation expense recognized	$7,307		$7,683
Income tax benefit related to stock option grants (a)	—		$2,689
Three months ended July 31:
Stock-compensation expense recognized	$1,402		$1,399
Income tax benefit related to stock option grants (a)	—		$496
Twelve months ended October 31:
Stock-compensation expense recognized	$8,659	(b)	$9,332
Income tax benefit related to stock option grants (a)	—	(b)	$3,266

(a)	Due to the losses recognized by the Company over the past several years and its inability to forecast future pre-tax profits, the Company has not recognized or estimated a tax benefit on its stock based compensation expense in the fiscal 2011 periods.

(b)	Estimated
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

Information regarding the issuance, valuation assumptions, amortization and unamortized balances of the Company’s Performance-Based RSUs in and at the relevant periods and dates in fiscal 2011 and 2010 is as follows:

	2011	2010
Performance-Based RSUs issued:
Number issued	306,000	200,000
Closing price of the Company’s common stock on date of issuance	$19.32	$18.38
Target price	$25.12	$23.89
Volatility	48.22%	49.92%
Risk-free interest rate	1.99%	2.43%
Expected life	3.0 years	3.0 years
Aggregate fair value of Performance-Based RSUs issued (in thousands)	$4,994	$3,160

Performance-Based RSU expense recognized (in thousands):
Nine months ended July 31,	$2,718	$1,554
Three months ended July 31,	$983	$567

	2011	2010
At July 31:
Aggregate outstanding Performance-Based RSUs	706,000	400,000
Cumulative unamortized value of Performance-Based RSUs (in thousands)	$5,912	$4,202
Non-Performance Based Restricted Stock Units:
In December 2010 and 2009, the Company issued restricted stock units (“RSUs”) relating to shares of the Company’s common stock to several employees. These RSUs generally vest in annual installments over a four-year period. The value of the RSUs was determined to be equal to the number of shares of the Company’s common stock to be issued pursuant to the RSUs, multiplied by the closing price of the Company’s common stock on the NYSE on the date the RSUs were awarded. Information regarding these RSUs is as follows:

	2011	2010
RSUs issued:
Number issued	15,497	19,663
Closing price of the Company’s common stock on date of issuance	$19.32	$18.38
Aggregate fair value of RSUs issued (in thousands)	$299	$361

RSU expense recognized (in thousands):
Nine months ended July 31,	$105	$55
Three months ended July 31,	$39	$23

At July 31:
Aggregate outstanding RSUs	30,994	19,663
Cumulative unamortized value of RSUs (in thousands)	$418	$306

10. Income (Loss) per Share Information
Information pertaining to the calculation of income (loss) per share, common stock equivalents, weighted average number of anti-dilutive option and shares issued for the nine-month and three-month periods ended July 31, 2011 and 2010 is as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2011	2010	2011	2010
Basic weighted-average shares	167,221	165,465	168,075	165,752
Common stock equivalents (a)	1,445	—	1,263	1,906

Diluted weighted-average shares	168,666	165,465	169,338	167,658

Common stock equivalents excluded from diluted weighted-average shares due to anti-dilutive effect (a)	—	2,121	—	—

Weighted average number of anti-dilutive options (b)	7,118	8,026	6,461	9,243

Shares issued under stock incentive and employee stock purchase plans	2,226	1,174	1,713	454

(a)	Common stock equivalents represent the dilutive effect of outstanding in-the-money stock options. For the nine-month period ended July 31, 2010, there were no incremental shares attributed to outstanding options to purchase common stock because the Company had a net loss in the period and any incremental shares would be anti-dilutive.

(b)	Based upon the average closing price of the Company’s common stock on the NYSE for the period.
11. Stock Repurchase Program
In March 2003, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. Information about the Company’s share repurchase program for the nine-month and three-month periods ended July 31, 2011 and 2010 is in the table below.

	Nine months ended July 31,		Three months ended July 31,
	2011	2010	2011	2010
Number of shares purchased	23,000	26,000	4,000	7,000
Average price per share	$20.18	$19.48	$20.44	$18.89
Remaining authorization at July 31(in thousands):	11,807	11,836	11,807	11,836
12. Fair Value Disclosures
A summary of assets and (liabilities) at July 31, 2011 and October 31, 2010 related to the Company’s financial instruments, measured at fair value on a recurring basis, is set forth below (amounts in thousands).

		Fair value
	Fair value	July 31,	October 31,
Financial Instrument	hierarchy	2011	2010
U.S. Treasury Securities	Level 1	$15,020	$175,370
U.S. Agency Securities	Level 1	$24,216	$22,497
Corporate Securities	Level 1	$237,813
Pre-refunded Municipal Securities	Level 1	$17,237
Residential Mortgage Loans Held for Sale	Level 2	$45,320	$93,644
Forward Loan Commitments — Residential Mortgage Loans Held for Sale	Level 2	$(107)	$(459)
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$119	$130
Forward Loan Commitments — IRLCs	Level 2	$(119)	$(130)

At July 31, 2011 and October 31, 2010, the carrying value of cash and cash equivalents and restricted cash approximated fair value. Gibraltar’s investment in the portfolio of non-performing loans was recorded at fair value at inception based on the acquisition price as determined by Level 3 inputs. Due to the relatively short period of time since the Company’s acquisition of the investment and the absence of any significant evidence to the contrary, the Company believes the fair value of these financial instruments approximate their carrying values at July 31, 2011.
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

	Aggregate unpaid
	principal balance	Fair value	Excess
At July 31, 2011	$44,742	$45,320	$578
At July 31, 2010	$65,945	$67,456	$1,511
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
As of July 31, 2011 and October 31, 2010, the amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of marketable securities were as follows (in thousands):

	July 31,	October 31,
	2011	2010
Amortized cost	$294,373	$197,699
Gross unrealized holding gains	71	180
Gross unrealized holding losses	(158)	(12)

Fair value	$294,286	$197,867

The remaining contractual maturities of marketable securities as of July 31, 2011 ranged from less than 1 month to 15 months.
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

	Fair value of
	communities, net
	of impairment	Impairment
Three months ended:	charges	charges
Fiscal 2011:
January 31	$56,105	$5,475
April 30	$40,765	10,725
July 31	$4,769	16,175

		$32,375

Fiscal 2010:
January 31	$82,509	$31,750
April 30	$64,964	41,770
July 31	$40,071	12,450

		$85,970

The book value and estimated fair value of the Company’s debt at July 31, 2011 and October 31, 2010 was as follows (amounts in thousands):

	July 31, 2011		October 31, 2010
		Estimated		Estimated
	Book value	fair value	Book value	fair value
Loans payable (a)	$104,512	$96,519	$94,491	$87,751
Senior notes (b)	1,509,371	1,625,363	1,554,460	1,679,052
Mortgage company warehouse loan (c)	39,905	39,905	72,367	72,367

	$1,653,788	$1,761,787	$1,721,318	$1,839,170

(a)	The estimated fair value of loans payable was based upon their indicated market prices or the interest rates that the Company believed were available to it for loans with similar terms and remaining maturities as of the applicable valuation date.

(b)	The estimated fair value of the Company’s senior notes is based upon their indicated market prices.

(c)	The Company believes that the carrying value of its mortgage company loan borrowings approximates their fair value.
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

On March 4, 2009, a second shareholder derivative action was brought by Oliverio Martinez in the U.S. District Court for the Eastern District of Pennsylvania. The case was brought against the eleven then-current members of the Company’s board of directors and its Chief Accounting Officer. This complaint alleges breaches of fiduciary duty, waste of corporate assets, and unjust enrichment during the period from February 2005 to November 2006. The complaint further alleges that certain of the defendants sold the Company’s stock during this period while in possession of the allegedly non-public, material information about the role of speculative investors in the Company’s sales and plaintiff seeks disgorgement of profits from these sales. The complaint also asserts a claim for equitable indemnity for costs and expenses incurred by the Company in connection with defending the Class Action.
On April 1, 2009, a third shareholder derivative action was filed by William Hall, also in the U.S. District Court for the Eastern District of Pennsylvania, against the eleven then-current members of the Company’s board of directors and its Chief Accounting Officer. This complaint is identical to the previous shareholder complaint filed in Philadelphia and, on July 14, 2009, the two cases were consolidated. On April 30, 2010, the plaintiffs filed an amended consolidated complaint. The Company’s Certificate of Incorporation and Bylaws provide for indemnification of its directors and officers. The Company has also entered into individual indemnification agreements with each of its directors.
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
14. Commitments and Contingencies
Generally, the Company’s option and purchase agreements to acquire land parcels do not require the Company to purchase those land parcels, although the Company may, in some cases, forfeit any deposit balance outstanding if and when it terminates an option or purchase agreement. If market conditions are weak, approvals needed to develop the land are uncertain or other factors exist that make the purchase undesirable, the Company may not expect to acquire the land. Whether an option or purchase agreement is legally terminated or not, the Company reviews the amount recorded for the land parcel subject to the option or purchase agreement to determine if the amount is recoverable. While the Company may not have formally terminated the option and purchase agreements for those land parcels that it does not expect to acquire, it has written off any non-refundable deposits and costs previously capitalized to such land parcels in the periods that it determined such costs were not recoverable.
Information regarding the Company’s purchase commitments at July 31, 2011 and October 31, 2010 is provided in the table below (amounts in thousands).

	July 31,	October 31,
	2011	2010
Aggregate purchase commitments
Unrelated parties	$438,158	$419,194
Unconsolidated entities that the Company has investments in	123,804	131,217

Total	$561,962	$550,411

Deposits against aggregate purchase commitments	$45,825	$47,111
Credits to be received from unconsolidated entities	43,803	37,272
Additional cash required to acquire land	472,334	466,028

Total	$561,962	$550,411

Amount of additional cash required to acquire land included in accrued expenses	$57,012	$77,618

The Company has additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since it does not believe that it will complete the purchase of these land parcels and no additional funds will be required from the Company to terminate these contracts.
At July 31, 2011, the Company had investments in and advances to a number of unconsolidated entities, was committed to invest or advance additional funds and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. In addition, the Company was subject to litigation related to one joint venture in which it had an investment. See Note 3, “Investments in and Advances to Unconsolidated Entities and Non-Performing Loan Portfolio,” for more information regarding the Company’s commitments to these entities.
At July 31, 2011, the Company had $777.5 million available to it under its $885 million revolving credit facility with 12 banks, which extends to October 2014. At July 31, 2011, the Company had no outstanding borrowings under the credit facility but had outstanding letters of credit of approximately $107.5 million. At July 31, 2011, interest would have been payable on borrowings under our credit facility at 2.75% (subject to adjustment based upon our debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. The Company is obligated to pay an undrawn commitment fee of 0.625% (subject to adjustment based upon our debt rating and leverage ratios) based on the average daily unused amount of the credit facility. Under the terms of the credit facility, the Company is not permitted to allow its maximum leverage ratio (as defined in the underlying credit agreement) to exceed 1.75 to 1.00, and is required to maintain a minimum tangible net worth (as defined in the underlying credit agreement) of approximately $1.91 billion at July 31, 2011. At July 31, 2011, the Company’s leverage ratio was approximately 0.16 to 1.00, and its tangible net worth was approximately $2.58 billion. In addition, at July 31, 2011, the Company had $15.0 million of letters of credit outstanding with three banks which were not part of its new credit facility; these letters of credit were collateralized by $16.7 million of cash deposits.
At July 31, 2011, the Company had outstanding surety bonds amounting to $384.8 million, primarily related to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that an aggregate of $188.1 million of work remains on these improvements. The Company has an additional $69.6 million of surety bonds outstanding that guarantee other obligations of the Company. The Company does not believe it is probable that any outstanding bonds will be drawn upon.
At July 31, 2011, the Company had agreements of sale outstanding to deliver 1,780 homes with an aggregate sales value of $1.02 billion.
The Company’s mortgage subsidiary provides mortgage financing for a portion of the Company’s home closings. The Company’s mortgage subsidiary funds its commitments through a combination of its own capital, capital provided from the Company, its $50 million repurchase facility and from the sale of mortgage loans to various investors. For those home buyers that obtain mortgages from the Company’s mortgage subsidiary, it determines whether the home buyer qualifies for the mortgage he or she is seeking based upon information provided by the home buyer and other sources. For those home buyers that qualify, the Company’s mortgage subsidiary provides the home buyer with a mortgage commitment that specifies the terms and conditions of a proposed mortgage loan based upon then-current market conditions. Prior to the actual closing of the home and funding of the mortgage, the home buyer will “lock” in an interest rate based upon the terms of the commitment. At the time of rate lock, the Company’s mortgage subsidiary agrees to sell the proposed mortgage loan to one of several outside recognized mortgage financing institutions, which is willing to honor the terms and conditions, including the locked interest rate, committed to the home buyer. The Company believes that these institutions have adequate financial resources to honor their commitments to its mortgage subsidiary.

Information regarding the Company’s mortgage commitments at July 31, 2011 and October 31, 2010 is provided in the table below (amounts in thousands).

	July 31,	October 31,
	2011	2010
Aggregate mortgage loan commitments
IRLCs	$153,590	$169,525
Non-IRLCs	314,291	263,477

Total	$467,881	$433,002

Investor commitments to purchase:
IRLCs	$153,590	$169,525
Mortgage loans receivable	41,537	91,689

Total	$195,127	$261,214

Amount of commitments with unlocked interest rates by home buyer	$314,291	$263,477

15. Interest and Other Income
Interest and other income includes the activity of the Company’s non-core ancillary businesses which include its mortgage, title, landscaping, security monitoring, structured loan and non-performing portfolio group and golf course and country club operations. Revenues and expenses for the nine-month and three-month periods ended July 31, 2011 and 2010 were as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2011	2010	2011	2010
Revenue	$44,367	$36,133	$16,826	$15,544
Expense	$43,321	$32,428	$15,818	$14,143
16. Geographic Segments
Revenue and (loss) income before income taxes for each of the Company’s geographic segments for the nine-month and three-month periods ended July 31, 2011 and 2010 were as follows (amounts in millions):

	Nine months ended July 31,		Three months ended July 31,
	2011	2010	2011	2010
Revenue:
North	$273.6	$305.7	$106.4	$131.2
Mid-Atlantic	351.1	360.5	147.7	156.5
South	197.3	189.0	69.0	70.0
West	226.1	237.0	71.2	96.5

Total	$1,048.1	$1,092.2	$394.3	$454.2

(Loss) income before income taxes:
North	$28.7	$0.5	$14.3	$4.7
Mid-Atlantic	33.7	20.7	18.6	18.1
South	(27.1)	(31.7)	(13.5)	(4.1)
West	(22.5)	(21.1)	4.6	5.7
Corporate and other	(57.4)	(76.1)	(20.1)	(23.6)

Total	$(44.6)	$(107.7)	$3.9	$0.8

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

Total assets for each of the Company’s geographic segments at July 31, 2011 and October 31, 2010 are shown in the table below (amounts in millions).

	July 31,	October 31,
	2011	2010
North	$1,051.1	$961.3
Mid-Atlantic	1,219.3	1,161.5
South	757.6	693.8
West	671.6	712.4
Corporate and other	1,377.0	1,642.6

Total	$5,076.6	$5,171.6

Corporate and other is comprised principally of cash and cash equivalents, marketable securities, restricted cash, income tax refund recoverable, the assets of the Company’s manufacturing facilities and mortgage subsidiary, and its Gibraltar investments.
The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable and write-downs of investments in unconsolidated entities that it believes to be other than temporarily impaired for the nine-month and three-month periods ended July 31, 2011 and 2010 as shown in the table below; the carrying value of inventory and investments in and advances to unconsolidated entities and non-performing loan portfolio for each of the Company’s geographic segments at July 31, 2011 and October 31, 2010 are also shown (amounts in millions).

	Net Carrying Value		Impairment Charges Recognized
			Nine months ended		Three months ended
	July 31,	October 31,	July 31,		July 31,
	2011	2010	2011	2010	2011	2010
Inventory:
Land controlled for future communities:
North	$13.7	$3.6	$0.8	$1.9	$0.4	$0.2
Mid-Atlantic	17.5	14.8	0.3	(0.1)	0.1	(0.3)
South	9.2	11.0	0.3	(0.3)	0.1	(0.1)
West	3.2	2.5	1.1	0.7		0.3

	43.6	31.9	2.5	2.2	0.6	0.1

Land owned for future communities:
North	256.4	208.5		5.3
Mid-Atlantic	457.4	452.9		9.0
South	147.5	119.8	16.0	13.9	16.0	5.8
West	169.8	142.8		13.4

	1,031.1	924.0	16.0	41.6	16.0	5.8

Operating communities:
North	711.3	685.3	2.8	8.3	0.1	3.5
Mid-Atlantic	671.0	662.4	3.7	2.1		0.5
South	493.6	443.3	3.8	17.4		0.1
West	473.0	494.8	6.1	16.6	0.1	2.5

	2,348.9	2,285.8	16.4	44.4	0.2	6.6

Total inventory	$3,423.6	$3,241.7	$34.9	$88.2	$16.8	$12.5

Investments in unconsolidated entities and non-performing loan portfolio:
North	$40.5	$47.6
South	39.8	51.7	$10.0
West	17.0	58.5	29.6
Corporate	89.6	40.6

Total	$186.9	$198.4	$39.6	—	—	—

17. Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the nine months ended July 31, 2011 and 2010 (amounts in thousands):

	2011	2010
Cash flow information:
Interest paid, net of amount capitalized	$8,800	$23,310
Income taxes paid		$3,147
Income tax refunds	$154,524	$152,744
Non-cash activity:
Cost of inventory acquired through seller financing, municipal bonds or recorded due to VIE criteria, net	$26,773	$41,146
Miscellaneous changes to inventory	$1,781	$(3,112)
Reclassification of inventory to property, construction and office equipment	$20,005	$18,711
Income tax benefit related to exercise of employee stock options		$24,839
Reduction of investments in unconsolidated entities due to reduction in letters of credit or accrued liabilities	$9,506	$7,444
Defined benefit retirement plan amendment		$1,085
Miscellaneous (decreases) increases to investments in unconsolidated entities	$(640)	$2,076
Stock awards	$24	$22
18. Supplemental Guarantor Information
A 100% owned subsidiary of the Company, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), issued $300 million of 6.875% Senior Notes due 2012 on November 22, 2002; $250 million of 5.95% Senior Notes due 2013 on September 3, 2003; $300 million of 4.95% Senior Notes due 2014 on March 16, 2004; $300 million of 5.15% Senior Notes due 2015 on June 2, 2005; $400 million of 8.91% Senior Notes due 2017 on April 13, 2009; and $250 million of 6.75% Senior Notes due 2019 on September 22, 2009. Through July 31, 2011, the Subsidiary Issuer has redeemed $150.2 million of its 6.875% Senior Notes due 2012, $108.4 million of its 5.95% Senior Notes due 2013 and $32.0 million of its 4.95% Senior Notes due 2014. The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest is guaranteed jointly and severally on a senior basis by the Company and substantially all of the Company’s 100% owned home building subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional. The Company’s non-home building subsidiaries and several of its home building subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the debt. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such disclosures would not be material to investors. Prior to the above described senior debt issuances, the Subsidiary Issuer did not have any operations.
Supplemental consolidating financial information of Toll Brothers, Inc., the Subsidiary Issuer, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at Toll Brothers, Inc. on a consolidated basis is presented below ($ amounts in thousands).

Consolidating Balance Sheet at July 31, 2011

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents			760,760	129,307		890,067
Marketable securities			294,286			294,286
Restricted cash			22,322	1,903		24,225
Inventory			2,924,342	499,275		3,423,617
Property, construction and office equipment, net			75,978	22,924		98,902
Receivables, prepaid expenses and other assets		7,097	67,538	24,177	(1,840)	96,972
Mortgage loans held for sale				45,320		45,320
Customer deposits held in escrow			12,131	4,173		16,304
Investments in and advances to unconsolidated entities and non-performing loan portfolio			103,702	83,215		186,917
Investments in and advances to consolidated entities	2,719,231	1,521,739	(831,104)	(372,838)	(3,037,028)	—

	2,719,231	1,528,836	3,429,955	437,456	(3,038,868)	5,076,610

LIABILITIES AND EQUITY
Liabilities:
Loans payable			62,269	42,243		104,512
Senior notes		1,500,494				1,500,494
Mortgage company warehouse loan				39,905		39,905
Customer deposits			78,227	11,957		90,184
Accounts payable			93,432	190		93,622
Accrued expenses		28,342	315,900	181,858	(1,654)	524,446
Income taxes payable	107,831			(2,000)		105,831

Total liabilities	107,831	1,528,836	549,828	274,153	(1,654)	2,458,994

Equity:
Stockholders’ equity:
Common stock	1,686			2,003	(2,003)	1,686
Additional paid-in capital	390,778		4,420	2,734	(7,154)	390,778
Retained earnings	2,219,208		2,875,952	152,350	(3,028,302)	2,219,208
Treasury stock, at cost	(27)					(27)
Accumulated other comprehensive loss	(245)		(245)		245	(245)

Total stockholders’ equity	2,611,400	—	2,880,127	157,087	(3,037,214)	2,611,400
Noncontrolling interest				6,216		6,216

Total equity	2,611,400	—	2,880,127	163,303	(3,037,214)	2,617,616

	2,719,231	1,528,836	3,429,955	437,456	(3,038,868)	5,076,610

Consolidating Balance Sheet at October 31, 2010

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents			930,387	108,673		1,039,060
Marketable securities			197,867			197,867
Restricted cash			60,906			60,906
Inventory			2,862,796	378,929		3,241,725
Property, construction and office equipment, net			79,516	400		79,916
Receivables, prepaid expenses and other assets	27	8,104	66,280	24,565	(1,937)	97,039
Mortgage loans held for sale				93,644		93,644
Customer deposits held in escrow			13,790	7,576		21,366
Investments in and advances to unconsolidated entities and non-performing loan portfolio			116,247	82,195		198,442
Income tax refund recoverable	141,590					141,590
Investments in and advances to consolidated entities	2,578,195	1,562,109	(871,125)	(315,074)	(2,954,105)	—

	2,719,812	1,570,213	3,456,664	380,908	(2,956,042)	5,171,555

LIABILITIES AND EQUITY
Liabilities:
Loans payable			63,442	31,049		94,491
Senior notes		1,544,110				1,544,110
Mortgage company warehouse loan				72,367		72,367
Customer deposits			72,819	4,337		77,156
Accounts payable			91,498	240		91,738
Accrued expenses		26,103	242,793	303,413	(1,988)	570,321
Income taxes payable	164,359			(2,000)		162,359

Total liabilities	164,359	1,570,213	470,552	409,406	(1,988)	2,612,542

Equity:
Stockholders’ equity:
Common stock	1,664			2,003	(2,003)	1,664
Additional paid-in capital	360,006		4,420	2,734	(7,154)	360,006
Retained earnings	2,194,456		2,982,269	(36,795)	(2,945,474)	2,194,456
Treasury stock, at cost	(96)					(96)
Accumulated other comprehensive loss	(577)		(577)		577	(577)

Total stockholders’ equity	2,555,453	—	2,986,112	(32,058)	(2,954,054)	2,555,453
Noncontrolling interest				3,560		3,560

Total equity	2,555,453	—	2,986,112	(28,498)	(2,954,054)	2,559,013

	2,719,812	1,570,213	3,456,664	380,908	(2,956,042)	5,171,555

Condensed Consolidating Statement of Operations for the nine months ended July 31, 2011 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues			1,003,871	44,225		1,048,096

Cost of revenues			854,080	49,647	(5,461)	898,266
Selling, general and administrative	91	1,000	200,646	28,772	(37,603)	192,906
Interest expense		78,273	1,504		(78,273)	1,504

	91	79,273	1,056,230	78,419	(121,337)	1,092,676

Loss from operations	(91)	(79,273)	(52,359)	(34,194)	121,337	(44,580)
Other
(Loss) income from unconsolidated entities and non-performing loan portfolio			12,597	(22,414)		(9,817)
Interest and other		82,687	(4,790)	28,728	(93,457)	13,168
Expenses related to retirement of debt		(3,414)				(3,414)
Loss from subsidiaries	(44,552)				44,552	—

Loss before income tax benefit	(44,643)	—	(44,552)	(27,880)	72,432	(44,643)
Income tax benefit	(69,395)		(69,253)	(43,338)	112,591	(69,395)

Net income	24,752	—	24,701	15,458	(40,159)	24,752

Condensed Consolidating Statement of Operations for the three months ended July 31, 2011 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues			377,356	16,949		394,305

Cost of revenues			323,151	18,813	(2,017)	339,947
Selling, general and administrative	38	330	67,720	10,033	(13,516)	64,605
Interest expense		25,790			(25,790)	—

	38	26,120	390,871	28,846	(41,323)	404,552

Loss from operations	(38)	(26,120)	(13,515)	(11,897)	41,323	(10,247)
Other
Income from unconsolidated entities and non-performing loan portfolio			8,892	3,163		12,055
Interest and other		29,534	8,549	10,505	(43,094)	5,494
Expenses related to retirement of debt		(3,414)				(3,414)
Income from subsidiaries	3,926				(3,926)	—

Income before income tax benefit	3,888	—	3,926	1,771	(5,697)	3,888
Income tax benefit	(38,220)		(37,469)	(24,304)	61,773	(38,220)

Net income	42,108	—	41,395	26,075	(67,470)	42,108

Condensed Consolidating Statement of Operations for the nine months ended July 31, 2010 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues			1,053,378	38,793		1,092,171

Cost of revenues			961,827	53,095	(2,347)	1,012,575
Selling, general and administrative	57	1,029	192,149	16,613	(15,861)	193,987
Interest expense		80,123	18,588		(80,123)	18,588

	57	81,152	1,172,564	69,708	(98,331)	1,225,150

Loss from operations	(57)	(81,152)	(119,186)	(30,915)	98,331	(132,979)
Other
Income from unconsolidated entities and non-performing loan portfolio			3,720	1,097		4,817
Interest and other		81,810	8,495	21,809	(90,980)	21,134
Expenses related to retirement of debt		(658)	(692)		658	(692)
Loss from subsidiaries	(107,663)				107,663	—

Loss before income tax benefit	(107,720)	—	(107,663)	(8,009)	115,672	(107,720)
Income tax benefit	(53,867)		(114,640)	(3,967)	118,607	(53,867)

Net (loss) income	(53,853)	—	6,977	(4,042)	(2,935)	(53,853)

Condensed Consolidating Statement of Operations for the three months ended July 31, 2010 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues			438,559	15,643		454,202

Cost of revenues			373,075	18,800	(2,370)	389,505
Selling, general and administrative	8	335	65,817	6,600	(5,595)	67,165
Interest expense		26,481	5,124		(26,481)	5,124

	8	26,816	444,016	25,400	(34,446)	461,794

Loss from operations	(8)	(26,816)	(5,457)	(9,757)	34,446	(7,592)
Other
Income from unconsolidated entities and non-performing loan portfolio			2,074	1,097		3,171
Interest and other		27,474	4,872	8,081	(34,525)	5,902
Expenses related to retirement of debt		(658)	(658)		658	(658)
Income from subsidiaries	831				(831)	—

Income (loss) before income tax benefit	823	—	831	(579)	(252)	823
Income tax benefit	(26,479)		(92,977)	(2,130)	95,107	(26,479)

Net income	27,302	—	93,808	1,551	(95,359)	27,302

Condensed Consolidating Statement of Cash Flows for the nine months ended July 31, 2011 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities:
Net income	24,752		24,701	15,458	(40,159)	24,752
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization		2,416	14,055	652		17,123
Stock-based compensation	10,419					10,419
Impairments of investments in unconsolidated entities			10,000	29,600		39,600
Income from unconsolidated entities and non-performing loan portfolio			(16,725)	(13,058)		(29,783)
Distributions of earnings from unconsolidated entities			7,316	101		7,417
Deferred tax benefit	4,329					4,329
Deferred tax valuation allowance	(4,329)					(4,329)
Inventory impairments			34,861			34,861
Change in fair value of mortgage loans receivable and derivative instruments				628		628
Expenses related to early retirement of debt		3,414				3,414
Changes in operating assets and liabilities
Increase in inventory			(85,962)	(122,242)		(208,204)
Origination of mortgage loans				(457,383)		(457,383)
Sale of mortgage loans				504,724		504,724
Decrease (increase) in restricted cash			38,584	(1,903)		36,681
Decrease (increase) in receivables, prepaid expenses and other assets	(141,264)	40,368	(202,418)	259,948	40,411	(2,955)
Increase in customer deposits			7,067	11,023		18,090
(Decrease) increase in accounts payable and accrued expenses	(2,304)	2,239	75,257	(112,985)	(252)	(38,045)
Decrease in income tax refund recoverable	141,590					141,590
Decrease in income taxes payable	(56,461)					(56,461)

Net cash provided by (used in) operating activities	(23,268)	48,437	(93,264)	114,563	—	46,468

Cash flow from investing activities:
Purchase of property and equipment			(3,756)	(3,171)		(6,927)
Purchase of marketable securities			(420,087)			(420,087)
Sale of marketable securities			318,372			318,372
Investments in and advances to unconsolidated entities and non-performing loan portfolio				(42,141)		(42,141)
Return of investments from unconsolidated entities			40,485	(14,200)		26,285

Net cash used in investing activities			(64,986)	(59,512)		(124,498)

Cash flow from financing activities:
Proceeds from loans payable				666,659		666,659
Principal payments of loans payable			(11,377)	(703,754)		(715,131)
Redemption of senior notes		(48,437)				(48,437)
Proceeds from stock-based benefit plans	23,731					23,731
Receipts related to noncontrolling interest				2,678		2,678
Purchase of treasury stock	(463)					(463)

Net cash (used in) provided by financing activities	23,268	(48,437)	(11,377)	(34,417)		(70,963)

Net (decrease) increase in cash and cash equivalents	—	—	(169,627)	20,634	—	(148,993)
Cash and cash equivalents, beginning of period			930,387	108,673		1,039,060

Cash and cash equivalents, end of period	—	—	760,760	129,307	—	890,067

Condensed Consolidating Statement of Cash Flows for the nine months ended July 31, 2010 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities:
Net (loss) income	(53,853)		6,977	(4,042)	(2,935)	(53,853)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization		2,453	12,153	(651)		13,955
Stock-based compensation	9,366					9,366
Excess tax benefits from stock-based compensation	(3,595)					(3,595)
Income from unconsolidated entities and non-performing loan portfolio			(3,720)	(1,097)		(4,817)
Distributions of earnings from unconsolidated entities			7,211			7,211
Inventory impairments			80,470	7,750		88,220
Expenses related to early retirement of debt		658	34			692
Deferred tax benefit	(14,687)					(14,687)
Deferred tax valuation allowance	14,687					14,687
Change in fair value of mortgage loans receivable and derivative instruments				(537)		(537)
Changes in operating assets and liabilities
(Increase) decrease in inventory			(42,996)	(99,113)		(142,109)
Origination of mortgage loans				(417,985)		(417,985)
Sale of mortgage loans				395,191		395,191
Decrease (increase) in receivables, prepaid expenses and other assets	(56,243)	24,086	(72,014)	110,733	1,581	8,143
Decrease in customer deposits			(3,218)	(6,517)		(9,735)
(Decrease) increase in accounts payable and accrued expenses	(1,774)	8,867	(144,899)	88,048	1,354	(48,404)
Decrease in income tax refund recoverable	112,141					112,141
Decrease in current income taxes payable	(16,410)					(16,410)

Net cash (used in) provided by operating activities	(10,368)	36,064	(160,002)	71,780	—	(62,526)

Cash flow from investing activities:
Purchase of property and equipment			(1,367)	(85)		(1,452)
Purchase of marketable securities			(105,450)			(105,450)
Investments in and advances to unconsolidated entities and non-performing loan portfolio			(26,510)	(29,118)		(55,628)
Return of investments in unconsolidated entities			7,246			7,246

Net cash used in investing activities			(126,081)	(29,203)		(155,284)

Cash flow from financing activities:
Redemption of senior subordinated notes			(47,872)			(47,872)
Redemption of senior notes		(36,064)				(36,064)
Proceeds from loans payable				610,071		610,071
Principal payments of loans payable			(40,464)	(651,312)		(691,776)
Proceeds from stock-based benefit plans	7,273					7,273
Excess tax benefits from stock-based compensation	3,595					3,595
Purchase of treasury stock	(500)					(500)

Net cash (used in) provided by financing activities	10,368	(36,064)	(88,336)	(41,241)		(155,273)

Net (decrease) increase in cash and cash equivalents	—	—	(374,419)	1,336	—	(373,083)
Cash and cash equivalents, beginning of period			1,700,351	107,367		1,807,718

Cash and cash equivalents, end of period	—	—	1,325,932	108,703	—	1,434,635

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
Unless otherwise stated, net contracts signed represents a number or value equal to the gross number or value of contracts signed during the relevant period, less the number or value of contracts cancelled during the relevant period, which includes contracts that were signed during the relevant period and in prior periods.
OVERVIEW
In the nine-month period ended July 31, 2011, we recognized $1.05 billion of revenues and net income of $24.8 million, as compared to $1.09 billion of revenues and a net loss of $53.9 million in the nine-month period ended July 31, 2010. Fiscal 2011 income included $34.9 million of inventory impairments and write-offs, $39.6 million of impairment charges related to our investments in unconsolidated entities, $3.4 million of expenses related to the repurchase of our debt, and an income tax benefit of $69.4 million. The fiscal 2010 loss included inventory impairments and write-offs of $88.2 million, $0.7 million of expenses related to the repurchase of our debt, and an income tax benefit of $53.9 million.
In the three-month period ended July 31, 2011, we recognized $394.3 million of revenues and net income of $42.1 million, as compared to $454.2 million of revenues and net income of $27.3 million in the three-month period ended July 31, 2010. Fiscal 2011 third quarter net income included $16.8 million of inventory impairments and write-offs, $3.4 million of expenses related to the repurchase of our debt, and an income tax benefit of $38.2 million. Fiscal 2010 third quarter net income included $12.5 million of inventory impairments and write-offs, $0.7 million of expenses related to the repurchase of our debt, and an income tax benefit of $26.5 million.
The ongoing downturn in the U.S. housing market, which began in the fourth quarter of our fiscal 2005, has been the longest and most severe since the Great Depression. The value of our net contracts signed in fiscal 2010 was $1.47 billion, a decline of 79.4% from the $6.01 billion of net contracts signed in fiscal 2005. The downturn, which we believe started with a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale, was exacerbated by, among other things, a decline in the overall economy, increased unemployment, the increased number of vacant homes, fear of job loss, a decline in home prices and the resulting reduction in home equity, the large number of homes that are vacant and homes that are or will be available due to foreclosures, the inability of some of our home buyers or some prospective buyers of their homes to sell their current home, and the direct and indirect impact of the turmoil in the mortgage loan market.
We continue to believe many of our markets and housing in general have reached bottom; however, we expect that there may be more periods of volatility in the future. Our target customers generally have remained employed during this downturn. Many have deferred their home buying decisions, however, because of concerns over the direction of the economy and media headlines suggesting that home prices continue to decline. We continue to believe that, once the economy improves, the unemployment rate declines and confidence improves, pent-up demand will be released and, gradually, more buyers will enter the market. We continue to believe that the key to a full recovery in our business depends on these factors as well as a sustained stabilization of financial markets and home prices.
We also believe that the medium and long-term futures for our company and industry are bright. A 2010 Harvard University study projects that under both low- and high- growth scenarios, housing demand in the 2010-2020 period should exceed that of the previous three decades. Additionally, with very low housing production over the past few years, we believe that pent-up demand exists and it will be released once the employment and economic picture improves and people regain confidence in a home as a dependable investment. In many markets, the pipeline of approved and improved home sites has dwindled as builders and developers have lacked both the capital and the economic benefit for bringing sites through approvals. Therefore, when demand picks up, builders and developers with approved land in well-located markets will be poised to benefit. We believe that this will be particularly true for us. Our land portfolio is heavily weighted in the metro Washington, DC to metro Boston corridor where land is scarce, approvals are more difficult to obtain and overbuilding has been relatively less prevalent than in the Southeast and Western regions.

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
We believe that our home buyers generally are, and should continue to be, better able to secure mortgages due to their typically lower loan-to-value ratios and attractive credit profiles as compared to the average home buyer. Nevertheless, in recent years, tightened credit standards have shrunk the pool of potential home buyers and hindered accessibility of or eliminated certain loan products previously available to our home buyers. Our home buyers continue to face stricter mortgage underwriting guidelines, higher down payment requirements and narrower appraisal guidelines than in the past. In addition, some of our home buyers continue to find it more difficult to sell their existing homes as prospective buyers of their homes may face difficulties obtaining a mortgage. In addition, other potential buyers may have little or negative equity in their existing homes and may not be able to or willing to purchase a larger or more expensive home.
While the range of mortgage product available to a potential home buyer is not what it was in 2005 — 2007, we have seen improvements over the past few quarters. Indications from industry participants, including commercial banks, mortgage banks, mortgage REITS and mortgage insurance companies are that availability, parameters and pricing of jumbo loans are all improving. We believe that improvement should not only enhance financing alternatives for existing jumbo buyers, but should help to offset the reduction in Fannie Mae/Freddie Mac-eligible loan amounts in some markets. Based on the mortgages provided by our mortgage subsidiary during the nine-month period ended July 31, 2011, we do not expect the change in the Fannie Mae/Freddie Mac-eligible loan amounts to have a significant impact on our business.
There has been significant media attention given to mortgage put-backs, a practice by which a buyer of a mortgage loan tries to recoup losses from the loan originator. We do not believe this is a material issue for our mortgage subsidiary. Of the approximately 13,500 loans sold by our mortgage subsidiary since November 1, 2004, only 28 have been the subject of either actual indemnification payments or take-backs or contingent liability loss provisions related thereto. We believe that this is due to (i) our typical home buyer’s financial position and sophistication, (ii) on average, our home buyers who use mortgage financing to purchase a home pay approximately 30% of the purchase price in cash, (iii) our general practice of not originating certain loan types such as option adjustable rate mortgages and down payment assistance products, and our origination of very few sub-prime, high loan-to-value and no documentation loans and (iv) our elimination of “early payment default” provisions from each of our agreements with our mortgage investors several years ago. In order for us to incur a loss, a mortgage buyer must demonstrate either (i) a material error on our part in issuing the mortgage or (ii) consumer fraud. In addition, the amount of any such loss would be reduced by any proceeds received on the disposition of the collateral associated with the mortgage.
The Dodd-Frank Wall Street Reform and Consumer Protection Act provides for a number of new requirements relating to residential mortgage lending practices, many of which are subject to further rule making. These include, among others, minimum standards for mortgages and related lender practices, the definitions and parameters of a Qualified Mortgage and a Qualified Residential Mortgage, future risk retention requirements, limitations on certain fees, prohibition of certain tying arrangements, and remedies for borrowers in foreclosure proceedings in the event that a lender violates fee limitations or minimum standards. The ultimate effect of such provisions on lending institutions, including our mortgage subsidiary, will depend on the rules that are ultimately promulgated.

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
We continue to see reduced competition from the small and mid-sized private builders that had been our primary competitors in the luxury market. We believe that many of these builders are no longer in business and that access to capital by the surviving private builders is already severely constrained. We envision that there will be fewer and more selective lenders serving our industry when the market rebounds and that those lenders likely will gravitate to the homebuilding companies that offer them the greatest security, the strongest balance sheets and the broadest array of potential business opportunities. We believe that this reduced competition, combined with attractive long-term demographics, will reward those well-capitalized builders that can persevere through the current challenging environment.
As market conditions improve over time, we believe that geographic and product diversification, access to lower-cost capital and strong demographics will benefit those builders like us who can control land and persevere through the increasingly difficult regulatory approval process. We believe that these factors favor the large publicly traded homebuilding companies with the capital and expertise to control home sites and gain market share. We also believe that over the past five years, many builders and land developers reduced the number of home sites that were taken through the approval process. The process continues to be difficult and lengthy, and the political pressure from no-growth proponents continues to increase, but we believe our expertise in taking land through the approval process and our already-approved land positions will allow us to grow in the years to come, as market conditions improve.
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
In response to the decline in market conditions over the past several years, we have re-evaluated and renegotiated or cancelled many of our land purchase contracts. In addition, we have sold, and may continue to sell, certain parcels of land that we have identified as non-strategic. As a result, we reduced our land position from a high of approximately 91,200 home sites at April 30, 2006 to approximately 36,200 home sites at July 31, 2011. We continue to position ourselves for this recovery through the opportunistic and, we believe, prudent purchase of land and the continued growth of our community count. We believe we have a strong balance sheet and the liquidity needed to support our growth. We believe we are well-positioned to continue to take advantage of attractive land and other opportunities arising from current market conditions. Based on our belief that the housing market has bottomed, the increased attractiveness of land available for purchase and the revival of demand in certain areas, we have begun to increase our land positions. During the nine-month period ended July 31, 2011, we acquired control of approximately 3,200 home sites (net of options terminated) and, during fiscal 2010, we acquired control of approximately 5,600 home sites (net of options terminated). At July 31, 2011, we controlled approximately 36,200 home sites, as compared to approximately 34,900 home sites at October 31, 2010 and 31,900 home sites at October 31, 2009. Of the 36,200 home sites controlled at July 31, 2011, we owned approximately 30,500. Of these 30,500 home sites, significant improvements were completed on approximately 11,300 of them. At July 31, 2011, we were selling from 207 communities, compared to 203 communities at April 30, 2011, 200 communities at January 31, 2011, 195 communities at October 31, 2010 and 200 communities at October 31, 2009. We expect to be selling from 210 to 220 communities at October 31, 2011. In addition, at July 31, 2011, we had 44 communities that were temporarily closed due to market conditions, of which we expect to reopen four prior to July 31, 2012.

We continue to look for other distressed real estate opportunities through Gibraltar Capital and Asset Management LLC (“Gibraltar”). In March 2011, Gibraltar acquired a 60% participation in a portfolio of 83 non-performing loans with outstanding principal balances aggregating approximately $200 million. The portfolio consists primarily of residential acquisition, development and construction loans secured by properties at various stages of completion. In July 2010, Gibraltar invested in a joint venture in which it is a 20% participant with two unrelated parties to purchase a 40% interest in an entity that owned a $1.7 billion face value FDIC portfolio of former Amtrust Bank assets. Gibraltar continues to selectively review a steady flow of new opportunities, including FDIC and bank portfolios and other distressed real estate investments. During the nine-month and three-month periods ended July 31, 2011, the Company recognized $5.1 million and $4.1 million, respectively, from its Gibraltar operations.
CONTRACTS AND BACKLOG
The aggregate value of gross sales contracts signed increased 5.0% in the nine-month period ended July 31, 2011, as compared to the nine-month period ended July 31, 2010. The value of gross sales contracts signed was $1.29 billion (2,266 homes) and $1.23 billion (2,177 homes) in the nine-month periods ended July 31, 2011 and 2010, respectively. The increase in the aggregate value of gross contracts signed in the nine-month period of fiscal 2011, as compared to the comparable period of fiscal 2010, was the result of a 4.1% increase in the number of gross contracts signed, and a 0.9% increase in the average value of each contract signed. The increase in the number of gross contracts signed was primarily due to the increase in the number of selling communities in the fiscal 2011 period, as compared to the fiscal 2010 period.
The aggregate value of gross sales contracts signed increased 3.9% in the three-month period ended July 31, 2011, as compared to the three-month period ended July 31, 2010. The value of gross sales contracts signed was $439.2 million (770 homes) and $422.5 million (747 homes) in the three-month periods ended July 31, 2011 and 2010, respectively. The increase in the aggregate value of gross contracts signed in the three-month period of fiscal 2011, as compared to the comparable period of fiscal 2010, was the result of a 3.1% increase in the number of gross contracts signed, and a 0.8% increase in the average value of each contract signed. The increase in the number of gross contracts signed was primarily due to the increase in the number of selling communities in the fiscal 2011 period, as compared to the fiscal 2010 period.
The aggregate value of net contracts signed increased 5.0% in the nine-month period ended July 31, 2011, as compared to the nine-month period ended July 31, 2010. The value of net contracts signed was $1.21 billion (2,140 homes) in the fiscal 2011 period and $1.16 billion (2,047 homes) in the fiscal 2010 period. The increase in the fiscal 2011 period, as compared to the fiscal 2010 period, was the result of a 4.5% increase in the number of net contracts signed, and a 0.5% increase in the average value of each contract signed.
The aggregate value of net contracts signed increased 1.7% in the three-month period ended July 31, 2011, as compared to the three-month period ended July 31, 2010. The value of net contracts signed was $406.7 million (713 homes) in the fiscal 2011 period and $400.1 million (701 homes) in the fiscal 2010 period. The increase in the fiscal 2011 period, as compared to the fiscal 2010 period, was the result of a 1.7% increase in the number of net contracts signed.
In the nine-month period ended July 31, 2011, home buyers cancelled $71.4 million (126 homes) of signed contracts, representing 5.6% of both the gross value of contracts signed and the gross number of contracts signed. In the nine-month period ended July 31, 2010, home buyers cancelled $68.4 million (130 homes) of signed contracts, representing 5.6% of the gross value of contracts signed and 6.0% of the gross number of contracts signed. The average value of the contracts cancelled in the nine-month period of fiscal 2011 increased approximately 7.7%, as compared to the nine-month period of fiscal 2010.
In the three-month period ended July 31, 2011, home buyers cancelled $32.5 million (57 homes) of signed contracts, representing 7.4% of both the gross value of contracts signed and the gross number of contracts signed. In the three-month period ended July 31, 2010, home buyers cancelled $22.5 million (46 homes) of signed contracts, representing 5.3% of the gross value of contracts signed and 6.2% of the gross number of contracts signed. The average value of the contracts cancelled in the three-month period of fiscal 2011 increased approximately 16.6%, as compared to the three-month period of fiscal 2010.

Backlog consists of homes under contract but not yet delivered to our home buyers. The value of our backlog at July 31, 2011 of $1.02 billion (1,780 homes) increased 8.5%, as compared to our backlog at July 31, 2010 of $939.4 million (1,636 homes). Our backlog at October 31, 2010 and 2009 was $852.1 million (1,494 homes) and $874.8 million (1,531 homes), respectively. The increase in the value of backlog at July 31, 2011, as compared to the backlog at July 31, 2010, was primarily attributable to the increase in the aggregate value of net contracts signed in the nine-month period ended July 31, 2011, as compared to the nine-month period ended July 31, 2010, and the decrease in the aggregate value of our deliveries in the nine months of fiscal 2011, as compared to the aggregate value of deliveries in the nine months of fiscal 2010, offset, in part, by the decrease in the value of our backlog at October 31, 2010, as compared to our backlog at October 31, 2009.
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

		Impaired operating communities
			Fair value of
			communities,
	Number of		net of
	communities	Number of	impairment	Impairment
Three months ended:	tested	communities	charges	charges
Fiscal 2011:
January 31	143	6	$56,105	$5,475
April 30	142	9	$40,765	10,725
July 31	129	2	$867	175

				$16,375

Fiscal 2010:
January 31	260	14	$60,519	$22,750
April 30	161	7	$53,594	15,020
July 31	155	7	$21,457	6,600
October 31	144	12	$39,209	9,120

				$53,490

Variable Interest Entities: We have a significant number of land purchase contracts and several investments in unconsolidated entities which we evaluate in accordance with ASC 810, “Consolidation” (“ASC 810”). We analyze our land purchase contracts and the unconsolidated entities in which we have an investment to determine whether the land sellers and unconsolidated entities are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary. If we are determined to be the primary beneficiary of the VIE, we must consolidate it. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. At July 31, 2011, the Company had determined that 38 land purchase contracts, with an aggregate purchase price of $309.6 million, on which it had made aggregate deposits totaling $15.5 million, were VIEs, and that we were not the primary beneficiary of any VIE related to these land purchase contracts.

OFF-BALANCE SHEET ARRANGEMENTS
We have investments in and advances to various unconsolidated entities including Toll Brothers Realty Trust (“Trust”) and Toll Brothers Realty Trust II (“Trust II”) and an investment in a non-performing loan portfolio. At July 31, 2011, we had investments in and advances to these entities, net of impairment charges recognized, of $186.9 million, and were committed to invest or advance $11.8 million to these entities if they require additional funding.
The trends, uncertainties or other factors that have negatively impacted our business and the industry in general and which are discussed in the Overview section of this MD&A have also impacted the unconsolidated entities and non-performing loan portfolio in which we have investments. We review each of our investments on a quarterly basis to determine the recoverability of our investments. We evaluate each of our investments in unconsolidated entities for indicators of impairment. A series of operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of the Company’s investment in the unconsolidated entity has occurred. If a loss exists, we further review to determine if the loss is other than temporary, in which case, we write down the investment to its fair value. The evaluation of the Company’s investment in unconsolidated entities entails a detailed cash flow analysis using many estimates including but not limited to expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, market conditions and anticipated cash receipts, in order to determine projected future distributions. See “Critical Accounting Policies — Inventory” in this MD&A for more detailed disclosure on our evaluation of inventory. During the first six months of fiscal 2011, based upon our evaluation of the fair value of our investments in unconsolidated entities, we determined, due to the continued deterioration of the market in which some of our joint ventures operate, that there was an other than temporary impairment of our investments in these joint ventures. Based on this determination, we recognized $19.6 million of impairment charges against the carrying value of our investments in the three-month period ended April 30, 2011 and $20.0 million of impairment charges against the carrying value of our investments in the three-month period ended January 31, 2011. Based upon our evaluation of the fair value of our investments in unconsolidated entities at July 31, 2011, we determined that no additional impairment charges were needed.
On June 10, 2011, we, together with a majority of the members of one of the Development Joint Ventures, entered into an agreement to resolve disputes regarding a loan made by a syndicate of lenders to the Development Joint Venture. As of July 31, 2011, the principal balance of that loan was $327.9 million. We executed certain completion and conditional repayment guaranties in connection with this loan which were limited to our pro rata share of the loan obligation. In December 2008, the lending syndicate for the Development Joint Venture filed separate lawsuits against the members of the Development Joint Venture and their parent companies, seeking to recover damages under the completion guarantees and damages allegedly caused by the venture’s failure to repay the lenders. In December 2010, three of the lenders in this syndicate filed an involuntary bankruptcy petition against this joint venture entity. In February 2011, the bankruptcy court upheld the involuntary petition and entered an order appointing a bankruptcy trustee. The joint venture appealed the bankruptcy court’s order, but this appeal was denied by the U.S. District Court. The June 10, 2011 agreement, which is subject to bankruptcy court approval, includes a cash settlement to the lenders, the acquisition of land by us and the other members of the joint venture which are parties to the agreement, and the resolution of all claims between members of the lending syndicate representing 92.8% of the outstanding amounts due under the loan, the bankruptcy trustee and the members of the joint venture which are parties to the agreement. The bankruptcy order affirming the involuntary petition has been further appealed to the United States Circuit Court, but the appeal is stayed until December 2011, after the date the bankruptcy court is expected to rule on the settlement agreement. This appeal will be rendered moot by the approval of the settlement agreement. We believe we had made adequate provision in prior reporting periods, including accruing for our share of the cash payments required under the agreement, any remaining exposure to lenders which are not parties to the agreement and recording impairments to reflect the estimated fair value of land to be acquired. The disposition of the above matter is not expected to have a material adverse effect on our results of operations and liquidity or on our financial condition.
Our investments in these entities are accounted for using the equity method.

RESULTS OF OPERATIONS
The following table sets forth, for the nine-month and three-month periods ended July 31, 2011 and 2010, a comparison of certain statement of operations items ($ in millions):

	Nine months ended July 31,				Three months ended July 31,
	2011		2010		2011		2010
	$	%*	$	%*	$	%*	$	%*
Revenues	1,048.1		1,092.2		394.3		454.2

Cost of revenues	898.3	85.7	1,012.6	92.7	339.9	86.2	389.5	85.8
Selling, general and administrative	192.9	18.4	194.0	17.8	64.6	16.4	67.2	14.8
Interest expense	1.5	0.1	18.6	1.7			5.1	1.1

	1,092.7	104.3	1,225.2	112.2	404.6	102.6	461.8	101.7

Loss from operations	(44.6)		(133.0)		(10.2)		(7.6)
Other
(Loss) income from unconsolidated entities	(9.8)		4.8		12.1		3.2
Interest and other	13.2		21.1		5.5		5.9
Expenses related to early retirement of debt	(3.4)		(0.7)		(3.4)		(0.7)

Income (loss) before income tax benefit	(44.6)		(107.7)		3.9		0.8
Income tax benefit	(69.4)		(53.9)		(38.2)		(26.5)

Net income (loss)	24.8		(53.9)		42.1		27.3

*	Percent of revenues

Note:	Due to rounding, amounts may not add.
REVENUES AND COST OF REVENUES
Revenues for the nine months ended July 31, 2011 were lower than those for the comparable period of fiscal 2010 by approximately $44.1 million, or 4.0%. This decrease was attributable to a 4.5% decrease in the number of homes delivered, offset, in part, by a 0.5% increase in the average price of the homes delivered. The decrease in the number of homes delivered in the nine-month period ended July 31, 2011, as compared to the comparable period of fiscal 2010, was primarily due to the lower number of homes in backlog at the beginning of fiscal 2011, as compared to the beginning of fiscal 2010, and the lower number of homes delivered directly from inventory (“quick delivery homes”) delivered in the fiscal 2011 period, as compared to the fiscal 2010 period.
Cost of revenues as a percentage of revenues was 85.7% in the nine-month period ended July 31, 2011, as compared to 92.7% in the nine-month period ended July 31, 2010. In the nine-month periods ended July 31, 2011 and 2010, we recognized inventory impairment charges and write-offs of $34.9 million and $88.2 million, respectively. Cost of revenues as a percentage of revenues, excluding impairments, was 82.4% of revenues in the nine-month period ended July 31, 2011, as compared to 84.6% in the fiscal 2010 period. The decrease in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in the fiscal 2011 nine month period, as compared to the comparable period of fiscal 2010, was due primarily to lower costs, as a percentage of revenues, on the homes delivered in the fiscal 2011 period than those delivered in the fiscal 2010 period. The lower percentage was due to the delivery of fewer quick-delivery homes in the fiscal 2011 period, as compared to the fiscal 2010 period, as our supply of quick-delivery homes has dwindled, the reduction in costs realized from our new centralized purchasing initiatives, and reduced costs realized in the fiscal 2011 period because fewer homes were delivered from certain higher cost communities, as compared to the fiscal 2010 period, as these communities delivered their final homes. Generally, the cost as a percentage of revenues, of a quick-delivery home is higher than our standard contract and build homes (“to be built homes”). The reduction in costs was offset, in part, by higher interest costs in the fiscal 2011 period, as compared to the fiscal 2010 period. In the nine-month periods ended July 31, 2011 and 2010, interest cost as a percentage of revenues was 5.4% and 5.1%, respectively. The higher interest cost as a percentage of revenue was due to inventory generally being held for a longer period of time and, over the past several years, fewer qualifying assets to which interest can be allocated which resulted in higher amounts of capitalized interest allocated to qualifying inventory.

Revenues for the three months ended July 31, 2011 were lower than those for the comparable period of fiscal 2010 by approximately $59.9 million, or 13.2%. This decrease was attributable to a 13.7% decrease in the number of homes delivered, offset, in part, by a 0.6% increase in the average price of the homes delivered. The decrease in the number of homes delivered in the three-month period ended July 31, 2011, as compared to the fiscal 2010 period, was due primarily to the lower number of homes in backlog at the beginning of fiscal 2011, as compared to the beginning of fiscal 2010, and the lower number of quick delivery homes delivered in the fiscal 2011 period, as compared to the fiscal 2010 period.
Cost of revenues as a percentage of revenues was 86.2% in the three-month period ended July 31, 2011, as compared to 85.8% in the three-month period ended July 31, 2010. In the three-month periods ended July 31, 2011 and 2010, we recognized inventory impairment charges and write-offs of $16.8 million and $12.5 million, respectively. Cost of revenues as a percentage of revenues, excluding impairments, was 82.0% of revenues in the three-month period ended July 31, 2011, as compared to 83.0% in the fiscal 2010 period. The decrease in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in the fiscal 2011 three-month period, as compared to the comparable period of fiscal 2010, was due primarily to lower costs on the homes delivered in the fiscal 2011 period than those delivered in the fiscal 2010 period. The lower costs were due to the delivery of fewer quick-delivery homes in the fiscal 2011 period, as compared to the fiscal 2010 period, as our supply of quick-delivery homes has dwindled and from the benefits from cost savings of our new centralized purchasing initiatives. The cost reductions were offset, in part, by higher interest costs in the fiscal 2011 period, as compared to the fiscal 2010 period. In the three-month periods ended July 31, 2011 and 2010, interest cost as a percentage of revenues was 5.3% and 5.1%, respectively.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)
SG&A expense decreased by $1.1 million in the nine-month period ended July 31, 2011, as compared to the nine-month period ended July 31, 2010. As a percentage of revenues, SG&A was 18.4% in the nine-month period ended July 31, 2011, as compared to 17.8% in the fiscal 2010 period. The increase in SG&A expense, as a percentage of revenues, was due primarily from increased compensation costs and increased sales and marketing costs, offset, in part, by an insurance claim recovery and the reversal of previously accrued costs due to change in estimates. The increased compensation and sales and marketing costs were due primarily to the increased number of communities we had open in the fiscal 2011 period, as compared to the fiscal 2010 period.
SG&A expense decreased by $2.6 million in the three-month period ended July 31, 2011, as compared to the three-month period ended July 31, 2010. As a percentage of revenues, SG&A was 16.4% in the three-month period ended July 31, 2011, as compared to 14.8% in the fiscal 2010 period. The increase in SG&A expense, as a percentage of revenues, was due primarily to increased compensation costs and increased sales and marketing costs. The increased compensation costs and increased sales and marketing costs were due primarily to the increased number of communities we had open in the fiscal 2011 period, as compared to the fiscal 2010 period.
INTEREST EXPENSE
Interest incurred on average homebuilding indebtedness in excess of average qualified inventory is charged directly to the statement of operations in the period incurred. Interest expensed directly to the statement of operations in the nine-month period ended July 31, 2011 was $1.5 million. Due to the increase in qualified inventory and the decrease of our indebtedness in the three-month period ended July 31, 2011, we did not have any directly expensed interest in the period. Interest expensed directly to the statement of operations in the nine-month and three-month periods ended July 31, 2010 was $18.6 million and $5.1 million, respectively. The decrease in the amount of interest expensed directly is due to a higher amount of qualified inventory and a lower amount of debt in the fiscal 2011 periods, as compared to the fiscal 2010 periods.
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

In the nine-month period ended July 31, 2011, we recognized $9.8 million of losses from unconsolidated entities, as compared to $4.8 million of income in the comparable period of fiscal 2010. The loss in the nine-month period ended July 31, 2011 included $39.6 million of impairment charges that we recognized on our investments in unconsolidated entities. No impairment charges were recognized in the nine-month period ended July 31, 2010. See “Off-Balance Sheet Arrangements” in this MD&A for information related to these impairment charges. The increase in income in the fiscal 2011 period, excluding the impairment charges recognized in the fiscal 2011 period, as compared to the fiscal 2010 period, was due principally to income generated in the fiscal 2011 period from two of our high-rise construction ventures which had significantly more deliveries in the fiscal 2011 period as compared to the fiscal 2010 period, income generated from our structured asset joint venture and loan portfolio participation in the fiscal 2011 period, and a distribution in the three-month period ended April 30, 2011 from the Trust in excess of our cost basis in the Trust.
In the three-month period ended July 31, 2011, we recognized $12.1 million of income from unconsolidated entities, as compared to $3.2 million of income in the comparable period of fiscal 2010. The increase in income from unconsolidated entities in the fiscal 2011 period, as compared to the fiscal 2010 period, was due principally to an increase in income generated in the fiscal 2011 period from two of our high-rise construction ventures which had significantly more deliveries in the fiscal 2011 period as compared to the fiscal 2010 period, and income generated from our structured asset joint venture and loan portfolio participation in the fiscal 2011 period.
INTEREST AND OTHER INCOME
For the nine months ended July 31, 2011 and 2010, interest and other income was $13.2 million and $21.1 million, respectively. The decrease in interest and other income in the nine-month period ended July 31, 2011, as compared to the fiscal 2010 period, was primarily due to a decline in the fiscal 2011 period, as compared to the fiscal 2010 period, of $8.3 million of retained customer deposits and a decrease in income from ancillary businesses, offset, in part, by increased gains on land sales and an increase in interest income.
For the three months ended July 31, 2011 and 2010, interest and other income was $5.5 million and $5.9 million, respectively. The decrease in interest and other income in the three-month period ended July 31, 2011, as compared to the fiscal 2010 period, was primarily due to a decline in the fiscal 2011 period, as compared to the fiscal 2010 period, of $1.4 million of retained customer deposits, offset, in part, by an increase in interest income and increased gains on land sales.
EXPENSES RELATED TO EARLY RETIREMENT OF DEBT
In the three-month period ended July 31, 2011, we purchased $45.1 million of our senior notes in the open market at various prices. In the nine-month and three-month periods ended July 31, 2011, we expensed $3.4 million related to the premium/loss paid on, and other debt redemption costs of, our senior notes.
In the three-month period ended July 31, 2010, we purchased $35.5 million of our senior notes in the open market at various prices. In the nine-month and three-month periods ended July 31, 2010, we expensed $0.7 million related to the premium/loss paid on, and other debt redemption costs of, our senior notes.
(LOSS) INCOME BEFORE INCOME TAX BENEFIT
For the nine-month period ended July 31, 2011, we reported a loss before income tax benefit of $44.6 million, as compared to a loss before income tax benefit of $107.7 million in the nine-month period ended July 31, 2010.
For the three-month period ended July 31, 2011, we reported income before income tax benefit of $3.9 million, as compared to income before income tax benefit of $0.8 million in the three-month period ended July 31, 2010.

INCOME TAX BENEFIT
We recognized a $69.4 million tax benefit in the first nine months of fiscal 2011. Based upon the federal statutory rate of 35%, our tax benefit would have been $15.6 million. The difference between the tax benefit recognized and the tax benefit based on the federal statutory rate was due primarily to the reversal of $30.8 million of previously accrued taxes on uncertain tax positions that were resolved during the period, the reversal of $19.3 million of previously accrued taxes that are no longer needed due to the expiration of statutes or the settlement of audits, a reversal of prior valuation allowances of $23.1 million that were no longer needed, and a tax benefit for state income taxes, net of federal benefit of $1.5 million, offset, in part, by $18.8 million of net new deferred tax valuation allowance and $2.8 million of accrued interest and penalties.
We recognized a $53.9 million tax benefit in the first nine months of fiscal 2010. Based upon the federal statutory rate of 35%, our tax benefit would have been $37.7 million. The difference between the tax benefit recognized and the tax benefit based on the federal statutory rate was due primarily to the reversal of prior tax provisions of $40.5 million due to the expiration of statutes and settlements, and a tax benefit for state income taxes, net of federal benefit of $3.5 million offset, in part, by an increase in unrecognized tax benefit of $13.0 million, and a net new deferred tax valuation allowance of $14.7 million and $1.0 million of accrued interest and penalties.
We recognized a $38.2 million tax benefit in the three-month period ended July 31, 2011. Based upon the federal statutory rate of 35%, our tax provision would have been $1.4 million. The difference between the tax benefit recognized and the tax provision based on the federal statutory rate was due primarily to the reversal of $12.9 million of previously accrued taxes on uncertain tax positions that were resolved during the period, the reversal of $16.9 million of previously accrued taxes that are no longer needed due to the expiration of statutes or the settlement of audits, and the reversal of $10.8 million of previously recognized deferred tax valuation allowances, offset, in part, by $1.2 million of accrued interest and penalties.
We recognized a $26.5 million tax benefit in the three-month period ended July 31, 2010. Based upon the federal statutory rate of 35%, we would have recognized a tax provision of $0.3 million. The difference between the tax benefit recognized and the tax provision based on the federal statutory rate was due primarily to the reversal of prior tax provisions of $40.5 million due to the expiration of statutes and settlements, the reversal of $1.8 million of accrued interest and penalties that were no longer needed, and a tax benefit for state income taxes, net of federal benefit of $0.9 million offset, in part, by an increase in unrecognized tax benefit of $13.0 million, and a net new deferred tax valuation allowance of $3.7 million.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings and the public debt and equity markets. At July 31, 2011, we had $1.18 billion of cash, cash equivalents and marketable securities on hand, as compared to $1.24 billion at October 31, 2010. Cash provided by operating activities during the nine-month period ended July 31, 2011 was $46.5 million. Cash provided by operating activities during the fiscal 2011 period was primarily from the receipt of a federal income tax refund for fiscal 2010, earnings before depreciation and amortization, inventory impairments, loss from unconsolidated entities and the reversal of income tax reserves, the sale of mortgage loans, net of mortgage originations and an increase in customer deposits, and a decrease in restricted cash, offset, in part, by the purchase of inventory and the reduction of accounts payable and accrued liabilities. We used $124.5 million of cash in our investing activities in the nine-month period ended July 31, 2011, primarily for investments in marketable securities, net of sales of marketable securities and our investment in a participation in a non-performing loan portfolio by Gibraltar. We also used $71.0 million of cash in financing activities in the nine-month period ended July 31, 2011, primarily for the repayment of our mortgage warehouse loan, net of new borrowings under it, the repurchase of a portion of our senior notes and the repayment of other loans payable.
At July 31, 2010, we had $1.64 billion of cash and cash equivalents and marketable U.S. Treasury securities on hand, a decline of $268.5 million from October 31, 2009. Cash used in operating activities during the nine-month period ended July 31, 2010 was $62.5 million. Cash used in operating activities during the fiscal 2010 period was primarily used to fund our loss from operations and to acquire inventory. We used $155.3 million of cash in our investing activities in the nine-month period ended July 31, 2010, primarily for investments in marketable U.S. Treasury securities and for investments in our unconsolidated entities. We also used $155.3 million of cash in financing activities in the nine-month period ended July 31, 2010, primarily for the repayment of our mortgage warehouse loan, net of new borrowings under it, the repayment of other loans payable and the redemption of $83.4 million of our senior and senior subordinated notes.

At July 31, 2011, the aggregate purchase price of land parcels under option and purchase agreements was approximately $562.0 million (including $123.8 million of land to be acquired from joint ventures in which we have invested). Of the $562.0 million of land purchase commitments, we had paid or deposited $45.8 million, we will receive a credit for prior investments in joint ventures of approximately $43.8 million and, if we acquire all of these land parcels, we will be required to pay $472.3 million. Of the $472.3 million we would be required to pay, we recorded $57.0 million of this amount in accrued expenses at July 31, 2011. The purchases of these land parcels are scheduled over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own approximately 30,500 home sites at July 31, 2011, we do not need to buy home sites immediately to replace those which we deliver. In addition, we generally do not begin construction of our single-family detached homes until we have a signed contract with the home buyer, although in the past several years, due to the high cancellation rate of customer contracts and the increase in the number of attached-home communities from which we were operating (all of the units of which are generally not sold prior to the commencement of construction), the number of speculative homes in our inventory increased significantly. Should our business decline from present levels, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, not incur additional costs to improve land we already own and as we sell and deliver the speculative homes that are currently in inventory, all of which should result in additional cash flow from operations. In addition, we might curtail our acquisition of additional land which would further reduce our inventory levels and cash needs. We have begun to see land being offered at prices that we believe are attractive based on current market conditions, and have entered into several contracts to acquire land in the last several months. During the nine-month period ended July 31, 2011, we acquired control of approximately 3,200 lots (net of lot options terminated). At July 31, 2011, we owned or controlled through options approximately 36,200 home sites, as compared to approximately 35,800 at July 31, 2010, 34,900 at October 31, 2010, and approximately 91,200 at April 30, 2006, our peak in terms of home sites owned or controlled through options. Of the 36,200 home sites owned or controlled through options at July 31, 2011, we owned approximately 30,500; significant improvements were completed on approximately 11,300 of them.
At July 31, 2011, we had $777.5 million available to us under our $885.0 million revolving credit facility with 12 banks, which matures in October 2014. At July 31, 2011, we had no outstanding borrowings under the credit facility but had outstanding letters of credit of approximately $107.5 million. At July 31, 2011, interest would have been payable on borrowings under our credit facility at 2.75% (subject to adjustment based upon our debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. We are obligated to pay an undrawn commitment fee of 0.625% (subject to adjustment based upon our debt rating and leverage ratios) based on the average daily unused amount of the credit facility. Under the terms of the credit facility, we are not permitted to allow our maximum leverage ratio (as defined in the credit agreement) to exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of approximately $1.91 billion at July 31, 2011. At July 31, 2011, our leverage ratio was approximately 0.16 to 1.00, and our tangible net worth was approximately $2.58 billion. Based upon the minimum tangible net worth requirement, our ability to pay dividends was limited to an aggregate amount of approximately $1.01 billion at July 31, 2011. In addition, at July 31, 2011, we had $15.0 million of letters of credit outstanding with three banks which were not part of our new credit facility; these letters of credit were collateralized by $16.7 million of cash deposits.
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
The tables below summarize information related to revenues, gross contracts signed, contract cancellations and net contracts signed provided on units delivered by geographic segment for the nine-month and three-month periods ended July 31, 2011 and 2010, and information related to backlog by geographic segment at July 31, 2011 and 2010, and at October 31, 2010 and 2009.
Revenues:

	Nine months ended July 31,				Three months ended July 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	Units	Units	(In millions)	(In millions)	Units	Units	(In millions)	(In millions)
North	513	575	$273.6	$305.7	197	248	$106.4	$131.2
Mid-Atlantic	625	659	351.1	360.5	262	283	147.7	156.5
South	363	353	197.3	189.0	124	126	69.0	70.0
West	353	355	226.1	237.0	110	146	71.2	96.5

	1,854	1,942	$1,048.1	$1,092.2	693	803	$394.3	$454.2

Gross Contracts Signed:

	Nine months ended July 31,				Three months ended July 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	Units	Units	(In millions)	(In millions)	Units	Units	(In millions)	(In millions)
North	624	609	$343.4	$310.7	237	241	$126.9	$118.3
Mid-Atlantic	696	709	390.5	390.0	213	244	120.8	137.6
South	561	430	323.1	232.5	204	117	118.4	67.1
West	385	429	229.2	291.9	116	145	73.1	99.5

	2,266	2,177	$1,286.2	$1,225.1	770	747	$439.2	$422.5

Contracts Cancelled:

	Nine months ended July 31,				Three months ended July 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	Units	Units	(In millions)	(In millions)	Units	Units	(In millions)	(In millions)
North	53	47	$29.3	$24.1	22	21	$11.8	$9.8
Mid-Atlantic	22	35	11.1	17.2	10	9	4.9	4.7
South	26	25	16.5	14.0	14	8	9.4	4.2
West	25	23	14.5	13.1	11	8	6.4	3.7

	126	130	$71.4	$68.4	57	46	$32.5	$22.4

Net Contracts Signed:

	Nine months ended July 31,				Three months ended July 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	Units	Units	(In millions)	(In millions)	Units	Units	(In millions)	(In millions)
North	571	562	$314.2	$286.6	215	220	$115.1	$108.5
Mid-Atlantic	674	674	379.3	372.8	203	235	116.0	133.0
South	535	405	306.6	218.5	190	109	109.0	62.8
West	360	406	214.7	278.8	105	137	66.6	95.8

	2,140	2,047	$1,214.8	$1,156.7	713	701	$406.7	$400.1

Contracts cancellations as a percentage of gross contracts:

	Nine months ended July 31,				Three months ended July 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	Units	Units	Value	Value	Units	Units	Value	Value
North	8.5%	7.7%	8.5%	7.8%	9.3%	8.7%	9.3%	8.3%
Mid-Atlantic	3.2%	4.9%	2.9%	4.4%	4.7%	3.7%	4.0%	3.4%
South	4.6%	5.8%	5.1%	6.0%	6.9%	6.8%	7.9%	6.3%
West	6.5%	5.4%	6.3%	4.5%	9.5%	5.5%	8.8%	3.7%
Total	5.6%	6.0%	5.6%	5.6%	7.4%	6.2%	7.4%	5.3%
Backlog:

	At July 31,				At October 31,
	2011	2010	2011	2010	2010	2009	2010	2009
	Units	Units	(In millions)	(In millions)	Units	Units	(In millions)	(In millions)
North	579	537	$300.0	$264.5	521	550	$259.3	$283.6
Mid-Atlantic	524	508	312.6	306.0	475	493	284.4	293.6
South	468	334	269.0	177.5	296	282	159.7	148.0
West	209	257	137.3	191.4	202	206	148.7	149.6

	1,780	1,636	$1,018.9	$939.4	1,494	1,531	$852.1	$874.8

Revenues and Loss Before Income Taxes:
The following table summarizes by geographic segments total revenues and loss before income taxes for the nine-month and three-month periods ended July 31, 2011 and 2010 (amounts in millions):

	Nine months ended July 31,		Three months ended July 31,
	2011	2010	2011	2010
Revenue:
North	$273.6	$305.7	$106.4	$131.2
Mid-Atlantic	351.1	360.5	147.7	156.5
South	197.3	189.0	69.0	70.0
West	226.1	237.0	71.2	96.5

Total	$1,048.1	$1,092.2	$394.3	$454.2

	Nine months ended July 31,		Three months ended July 31,
	2011	2010	2011	2010
(Loss) income before income taxes:
North	$28.7	$0.5	$14.3	$4.7
Mid-Atlantic	33.7	20.7	18.6	18.1
South	(27.1)	(31.7)	(13.5)	(4.1)
West	(22.5)	(21.1)	4.6	5.7
Corporate and other (a)	(57.4)	(76.1)	(20.1)	(23.6)

Total	$(44.6)	$(107.7)	$3.9	$0.8

(a)	Corporate and other is comprised principally of general corporate expenses such as the offices of the Executive Chairman of the Board, Chief Executive Officer, and President, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, directly expensed interest, offset in part by interest income and income from the Company’s ancillary businesses.

North
Revenues in the nine months ended July 31, 2011 were lower than those for the comparable period of fiscal 2010 by $32.1 million, or 10.5%. The decrease in revenues was primarily attributable to a 10.8% decrease in the number of homes delivered. The decrease in the number of homes delivered in the fiscal 2011 period, as compared to the fiscal 2010 period, was primarily due to a lower backlog at October 31, 2010, as compared to October 31, 2009.
The value of net contracts signed in the nine months ended July 31, 2011 was $314.2 million, a 9.6% increase from the $286.6 million of net contracts signed during the nine months ended July 31, 2010. This increase was primarily due to a 7.9% increase in the average value of each net contract and a 1.6% (9 units) increase in the number of net contracts signed. The increase in the average sales price of net contracts signed in the fiscal 2011 period, as compared to the fiscal 2010 period, was primarily attributable to a shift in the number of contracts signed to more expensive areas and/or products in the nine-month period ended July 31, 2011, as compared to the nine-month period ended July 31, 2010.
For the nine months ended July 31, 2011, we reported income before income taxes of $28.7 million, as compared to $0.5 million for the nine months ended July 31, 2010. The increase in income in the fiscal 2011 period, as compared to the fiscal 2010 period, was primarily attributable to lower impairment charges and an increase in income from unconsolidated entities of $17.2 million, offset, in part, by higher SG&A expenses and a decline in retained customer deposits. In the nine months ended July 31, 2011 and 2010, we recognized inventory impairment charges of $3.6 million and $15.5 million, respectively. The increase in income from unconsolidated entities in the fiscal 2011 period was due principally to income generated from two of our high-rise construction joint ventures which commenced delivery of units in the second and third quarters of fiscal 2010.
Revenues in the three months ended July 31, 2011 were lower than those for the comparable period of fiscal 2010 by $24.8 million, or 18.9%. The decrease in revenues was attributable to a 20.6% decrease in the number of homes delivered, offset, in part, by a 2.1% increase in the average price of the homes delivered. The decrease in the number of homes delivered in the three-month period ended July 31, 2011, as compared to the three-month period ended July 31, 2010, was primarily in Illinois, New Jersey and New York, and was primarily due to lower backlog in these states, at October 31, 2010, as compared to October 31, 2009. The increase in the average price of the homes delivered in the fiscal 2011 period, as compared to the fiscal 2010 period, was primarily related to a shift in the number of homes delivered to more expensive products and/or locations.
The value of net contracts signed in the three months ended July 31, 2011 was $115.1 million, a 6.1% increase from the $108.5 million of net contracts signed during the three months ended July 31, 2010. This increase was primarily due to an 8.6% increase in the average value of each net contract, offset, in part, by a 2.3% (5 units) decrease in the number of net contracts signed. The increase in the average sales price of net contracts signed in the fiscal 2011 period, as compared to the fiscal 2010 period, was primarily attributable to a shift in the number of contracts signed to more expensive areas and/or products in the three-month period ended July 31, 2011, as compared to the three-month period ended July 31, 2010.
For the three months ended July 31, 2011 and 2010, we reported income before income taxes of $14.3 million and $4.7 million, respectively. The increase in income in the fiscal 2011 period, as compared to the fiscal 2010 period, was primarily attributable to lower impairment charges and an increase in income from unconsolidated entities of $5.9 million, offset, in part, by a decline in retained customer deposits. In the three months ended July 31, 2011 and 2010, we recognized inventory impairment charges of $0.5 million and $3.6 million, respectively. The increase in income from unconsolidated entities in the fiscal 2011 period was due principally to income generated from two of our high-rise construction joint ventures which had more closings in the fiscal 2011 period than in the fiscal 2010 period.
Mid-Atlantic
For the nine months ended July 31, 2011, revenues were lower than those for the nine months ended July 31, 2010, by $9.4 million, or 2.6%. The decrease in revenues was primarily attributable to a 5.2% decrease in the number of homes delivered, partially offset by a 2.7% increase in the average selling price of the homes delivered. The decrease in the number of homes delivered in the nine-month period ended July 31, 2011, as compared to the nine-month period ended July 31, 2010, was primarily due to a lower backlog at October 31, 2010, as compared to October 31, 2009 and fewer quick-delivery homes closed in the fiscal 2011 period, as compared to the fiscal 2010 period. The increase in the average price of the homes delivered in the fiscal 2011 period, as compared to the fiscal 2010 period, was primarily related to a shift in the number of homes delivered to more expensive products and/or locations.

The value of net contracts signed during the nine-month period ended July 31, 2011 increased by $6.5 million, or 1.8%, from the nine-month period ended July 31, 2010. The increase was due to a 1.8% increase in the average value of each net contract signed. The increase in the average value of each net contract signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the nine-month period ended July 31, 2011, as compared to the nine-month period ended July 31, 2010.
We reported income before income taxes for nine-month periods ended July 31, 2011 and 2010 of $33.7 million and $20.7 million, respectively. The increase in the income before income taxes was primarily due to lower cost of revenues as a percentage of revenues in the fiscal 2011 period, as compared to the fiscal 2010 period. The decrease in the cost of revenues as a percentage of revenues was primarily due to lower impairment charges in the nine months ended July 31, 2011, as compared to the comparable period of fiscal 2010, and lower costs on the homes delivered in the fiscal 2011 period than those delivered in the fiscal 2010 period. We recognized inventory impairment charges of $4.0 million and $11.0 million for the nine months ended July 31, 2011 and 2010, respectively. The lower costs were due to the delivery of fewer quick-delivery homes in the fiscal 2011 period, as compared to the fiscal 2010 period, as our supply of such homes has dwindled, and to reduced sales incentives in general on the homes delivered in fiscal 2011, as compared to fiscal 2010. Generally, we give higher sales incentives on quick-delivery homes than on our to be built homes. In addition, reduced costs were realized in the fiscal 2011 period because fewer homes were delivered from certain higher cost communities in fiscal 2011, as compared to the fiscal 2010 period, as these communities closed out.
For the three months ended July 31, 2011, revenues were lower than those for the three months ended July 31, 2010 by $8.8 million, or 5.6%, primarily due to a 7.4% decrease in the number of the homes delivered, partially offset by a 2.0% increase in the average selling price of the homes delivered. The decrease in the number of homes delivered in the fiscal 2011 period, as compared to the fiscal 2010 period, was primarily due to a lower backlog at October 31, 2010, as compared to October 31, 2009 and fewer quick-delivery homes closed in the fiscal 2011 period. The increase in the average price of the homes delivered in the fiscal 2011 period, as compared to the fiscal 2010 period, was primarily related to a shift in the number of homes delivered to more expensive products and/or locations.
The value of net contracts signed during the three-month period ended July 31, 2011 decreased by $17.0 million, or 12.7%, from the three-month period ended July 31, 2010. The decrease was due to a 13.6% decrease in the number of net contracts signed, offset, in part, by a 1.0% increase in the average value of each net contract signed. The decrease in the number of net contracts signed primarily related to our Virginia market where the number of net contracts signed decreased 33.3%. This decrease was due to a softening in the market in fiscal 2011 compounded by a relatively strong demand in Virginia during the three-month period ended July 2010. The increase in the average value of each net contract signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2011 period, as compared to the fiscal 2010 period.
We reported income before income taxes for the three-month period ended July 31, 2011 of $18.6 million, as compared to $18.1 million of income before income taxes in the comparable period of fiscal 2010. The increase in the income before income taxes was primarily due to lower cost of revenues in the fiscal 2011 period, as compared to the fiscal 2010 period and lower selling, general and administrative costs.
South
Revenues in the nine months ended July 31, 2011 were higher than those in the comparable period of fiscal 2010 by $8.3 million, or 4.4%. This increase was attributable to a 2.8% increase in the number of homes delivered and a 1.5% increase in the average price of the homes delivered. The increase in the number of homes delivered in the nine-month period ended July 31, 2011, as compared to the fiscal 2010 period, was primarily due to the increased number of communities that we were operating from in the fiscal 2011 period, as compared to the fiscal 2010 period. The increase in the average price of the homes delivered in the nine-month period ended July 31, 2011, as compared to the nine-month period ended July 31, 2010, was primarily attributable to a shift in the number of homes delivered, to more expensive areas and/or products in the fiscal 2011 period, as compared to the fiscal 2010 period.
For the nine months ended July 31, 2011, the value of net contracts signed increased by $88.1 million, or 40.3%, as compared to the fiscal 2010 period. The increase was attributable to increases of 32.1% and 6.2% in the number and average value of net contracts signed, respectively. The increase in the number of net contracts signed in the nine-month period ended July 31, 2011, as compared to the nine-month period ended July 31, 2010, was primarily due to an increase in the number of selling communities in the fiscal 2011 period as compared to the fiscal 2010 period. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2011 period, as compared to the fiscal 2010 period.

For the nine months ended July 31, 2011 and 2010, we reported losses before income taxes of $27.1 million and $31.7 million, respectively. The decline in the loss before income taxes was primarily due to lower cost of revenues before impairments and interest in the 2011 period, as compared to the fiscal 2010 period. Cost of revenues as a percentage of revenues, excluding impairments, was 79.0% of revenues in the nine-month period ended July 31, 2011, as compared to 80.9% in the fiscal 2010 period. This decrease in the fiscal 2011 period, as compared to the fiscal 2010 period, was due primarily to the delivery of fewer quick-delivery homes in the fiscal 2011 period, as compared to the fiscal 2010 period, as our supply of such homes has dwindled, and to reduced sales incentives in general on the homes delivered in fiscal 2011, as compared to fiscal 2010. Generally, we give higher sales incentives on quick-delivery homes than on our to be built homes.
Revenues in the three months ended July 31, 2011 were lower than those in the comparable period of fiscal 2010 by $1.0 million, or 1.5%. This decrease was attributable to a 1.6% (2 homes) decrease in the number of homes delivered.
For the three months ended July 31, 2011, the value of net contracts signed increased by $46.2 million, or 73.5%, as compared to the fiscal 2010 period. The increase was attributable to an increase of 74.3% in the number of net contracts signed. The increase in the number of net contracts signed in the three-month period ended July 31, 2011, as compared to the three-month period ended July 31, 2010, was primarily due to an increase in the number of selling communities in the fiscal 2011 period as compared to the fiscal 2010 period.
For the three months ended July 31, 2011 and 2010, we reported losses before income taxes of $13.5 million and $4.1 million, respectively. The increase in the loss before income taxes was primarily due to higher impairment charges in the 2011 period, as compared to the fiscal 2010 period, partially offset by lower selling, general and administrative costs. In the three-month periods ended July 31, 2011 and 2010, we recognized inventory impairment charges and write-offs of $16.0 million and $5.9 million, respectively.
West
Revenues in the nine-month period ended July 31, 2011 were lower than those in the nine-month period ended July 31, 2010 by $10.9 million, or 4.6%. The decrease in revenues was attributable to a 4.0% decrease in the average sales price of the homes delivered and a 0.6% decrease in the number of homes delivered. The decrease in the average price of the homes delivered was primarily due to a shift in the number of homes delivered to less expensive products and/or locations, primarily in Arizona and Nevada, in the fiscal 2011 period, as compared to the fiscal 2010 period.
The value of net contracts signed during the nine months ended July 31, 2011 decreased $64.1 million, or 23.0%, as compared to the fiscal 2010 period. This decrease was due to an 11.3% decrease in the number of net contracts signed and a 13.1% decrease in the average value of each net contract signed. The decrease in the number of net contracts signed was due to a 13% decline in the number of selling communities in the fiscal 2011 period, as compared to the fiscal 2010 period. The decrease in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to less expensive areas and/or products in the fiscal 2011 period, as compared to the fiscal 2010 period.
We reported losses before income taxes for the nine-month periods ended July 31, 2011 and 2010 of $22.5 million and $21.1 million, respectively. The increase in the loss before income taxes was primarily due to $29.6 million of impairment charges that we recognized on one of our investments in unconsolidated entities offset, in part, by lower inventory impairments and lower cost of revenues, excluding impairments in the nine-month period ended July 31, 2011, as compared to the nine-month period ended July 31, 2010. In the nine-month periods ended July 31, 2011 and 2010, we recognized inventory impairment charges and write-offs of $7.2 million and $30.7 million, respectively. Cost of revenues as a percentage of revenues, excluding impairments, was 75.5% of revenues in the nine-month period ended July 31, 2011, as compared to 78.4% in the fiscal 2010 period. The decrease in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in the fiscal 2011 period, as compared to the fiscal 2010 period, was due primarily to the delivery of fewer quick-delivery homes in the fiscal 2011 period, as compared to the fiscal 2010 period, as our supply of such homes has dwindled, and to reduced sales incentives in general on the homes delivered in fiscal 2011, as compared to fiscal 2010. Generally, we give higher sales incentives on quick-delivery homes than on our to-be-built homes.

Revenues in the three-month period ended July 31, 2011 were lower than those in the three-month period ended July 31, 2010 by $25.3 million, or 26.2%. The decrease in revenues was attributable to a 24.7% decrease in the number of homes delivered and a 2.1% decrease in the average sales price of the homes delivered. The decrease in the number of homes delivered in the three months ended July 31, 2011, as compared to the three months ended July 31, 2010, was primarily attributable to a lower number of quick-delivery homes closed and the lower number of homes contracted for in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010. The decrease in the average price of the homes delivered was primarily due to a shift in the number of homes delivered to less expensive products and/or locations, primarily in Arizona, in the fiscal 2011 period, as compared to the fiscal 2010 period.
The value of net contracts signed during the three months ended July 31, 2011 decreased $29.2 million, or 30.4%, as compared to the fiscal 2010 period. This decrease was due to a 23.4% decrease in the number of net contracts signed and a 9.3% decrease in the average value of each net contract signed. The decrease in the number of net contracts signed was due to a decline in the number of selling communities in the fiscal 2011 period, as compared to the fiscal 2010 period. The decrease in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to less expensive areas and/or products in the fiscal 2011 period, as compared to the fiscal 2010 period.
We reported income before income taxes for the three-month periods ended July 31, 2011 and 2010, of $4.6 million and $5.7 million, respectively. The decrease in income before income taxes was primarily due to lower revenues offset, in part, by lower inventory impairments and lower selling, general and administrative costs, in the fiscal 2011 period, as compared to the fiscal 2010 period. In the three-month periods ended July 31, 2011 and 2010, we recognized inventory impairment charges and write-offs of $0.1 million and $2.8 million, respectively.
Other
For the nine months ended July 31, 2011 and 2010, other loss before income taxes was $57.4 million and $76.1 million, respectively. The decrease in the loss in the fiscal 2011 period, as compared to the fiscal 2010 period, was primarily due to a decrease of $17.1 million of interest directly expensed in the fiscal 2011 period, as compared to the fiscal 2010 period, and an increase of $5.1 million of income recognized from our Gibraltar operations in the nine months ended July 31, 2011, as compared to the nine months ended July 31, 2010, offset, in part, by an increase of $2.7 million of costs related to the repurchase of our senior notes in open market transactions, higher general and administrative costs, and a decrease in income from ancillary businesses, in the nine months ended July 31, 2011 as compared to the nine months ended July 31, 2010.
For the three months ended July 31, 2011 and 2010, other loss before income taxes was $20.1 million and $23.6 million, respectively. The decrease in the loss was primarily due to a decrease of $5.1 million of interest directly expensed and an increase of $4.1 million of income recognized from our Gibraltar operations in the three months ended July 31, 2011, as compared to the three months ended July 31, 2010, offset, in part, by an increase of $2.8 million of costs related to the repurchase of our senior notes in open market transactions and higher general and administrative costs, in the three months ended July 31, 2011 as compared to the three months ended July 31, 2010.

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

The table below sets forth, at July 31, 2011, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt
		Weighted-		Weighted-
		average		average
Fiscal year of maturity	Amount	interest rate	Amount	interest rate
2011	$3,098	4.05%
2012	31,507	3.46%	$40,055	3.49%
2013	305,165	6.30%	150	0.27%
2014	271,715	4.94%	150	0.27%
2015	301,622	5.15%	150	0.27%
Thereafter	687,931	7.94%	12,245	0.19%
Discount	(8,877)

Total	$1,592,161	6.50%	$52,750	2.69%

Fair value at July 31, 2011	$1,709,037		$52,750

Based upon the amount of variable-rate debt outstanding at July 31, 2011, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $0.5 million per year.

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
There has not been any change in internal control over financial reporting during our quarter ended July 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

On November 4, 2008, a shareholder derivative action was filed in the Chancery Court of Delaware by Milton Pfeiffer against Robert I. Toll, Zvi Barzilay, Joel H. Rassman, Bruce E. Toll, Paul E. Shapiro, Robert S. Blank, Carl B. Marbach, and Richard J. Braemer. The plaintiff purports to bring his claims on behalf of Toll Brothers, Inc. and alleges that the director and officer defendants breached their fiduciary duties to us and our stockholders with respect to their sales of shares of our common stock during the period beginning on December 9, 2004 and ending on November 8, 2005, as alleged in a securities class action suit that was filed against us and certain of our directors and officers and, as we disclosed in our quarterly report on Form 10-Q for our fiscal period ended January 31, 2011, was settled by the parties in March 2011 (“Class Action”). The plaintiff alleges that such stock sales were made while in possession of non-public, material information about us. The plaintiff seeks contribution and indemnification from the individual director and officer defendants for any liability found against us in the Class Action. In addition, again purportedly on our behalf, the plaintiff seeks disgorgement of the defendants’ profits from their stock sales.
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
On April 1, 2009, a third shareholder derivative action was filed by William Hall, also in the U.S. District Court for the Eastern District of Pennsylvania, against the eleven then-current members of our board of directors and Chief Accounting Officer. This complaint is identical to the previous shareholder complaint filed in Philadelphia and, on July 14, 2009, the two cases were consolidated. On April 30, 2010, the plaintiffs filed an amended consolidated complaint.
Our Certificate of Incorporation and Bylaws provide for indemnification of our directors and officers. We have also entered into individual indemnification agreements with each of our directors.
Other than as set forth above, there are no proceedings required to be disclosed pursuant to Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS
There have been no material changes in our risk factors as previously disclosed in our Form 10-K for the fiscal year ended October 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended July 31, 2011, we repurchased the following shares of our common stock:

			Total number	Maximum
		Average	of shares	number of shares
	Total number	price	purchased as part of	that may yet be
	of shares	paid per	publicly announced	purchased under the
Period	purchased (a)(b)	share	plans or programs (c)	plans or programs (c)
	(in thousands)		(in thousands)	(in thousands)
May 1, 2011 to May 31, 2011	2	$20.33	2	11,809
June 1, 2011 to June 30, 2011	11	$21.19	1	11,808
July 1, 2011 to July 31, 2011	1	$20.58	1	11,807

	14	$21.05	4

(a)	The terms of our Restricted Stock Unit awards (“RSUs”) permit us to withhold from the total number of shares of our common stock that an employee is entitled to receive upon distribution pursuant to an RSU that number of shares having a fair market value at the time of distribution equal to the applicable income tax withholdings, and remit the remaining shares to the employee. During the three months ended July 31, 2011, we withheld 226 shares subject to RSUs with a fair market value per share of $20.40 to cover income taxes on distributions and distributed 855 shares to employees. The 226 shares withheld are not included in the total number of shares purchased in the table above.

(b)	Our stock incentive plans permit participants to exercise non-qualified stock options using a “net exercise” method at the discretion of the Executive Compensation Committee of our Board of Directors. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings and remit the remaining shares to the participant. In addition, our stock incentive plans also permit participants to use the fair market value of Company common stock they own to pay for the exercise of stock options (“stock swap method”). During the three months ended July 31, 2011, the Company received 10,439 shares with an average fair market value per share of $21.26 for the exercise of 20,400 options using the stock swap method. The 10,439 shares used under the stock swap method are included in the total number of shares purchased in the table above. During the three months ended July 31, 2011, the net exercise method was not used to exercise options.

(c)	On March 20, 2003, we announced that our Board of Directors had authorized the repurchase of up to 20 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.
Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended July 31, 2011.
With our stock price recently trading below our book value per share adjusted for the add-back of our deferred tax asset valuation allowance, we have been repurchasing shares of our stock during the fourth quarter and may continue to do so within the parameters of our Board authorization described above in order to offset the expected increase in outstanding shares associated with employee benefit plan issuances.
We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so. Rather, we will follow a policy of retaining earnings in order to finance future growth in our business and, from time to time, repurchase shares of our common stock.
The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our earnings, capital requirements, our operating and financial condition, and any contractual limitations then in effect. In addition, our credit facility requires us to maintain a minimum tangible net worth (as defined in the credit agreement), which restricts the amount of dividends we may pay. At July 31, 2011, under the most restrictive of these provisions, we could have paid up to approximately $1.01 billion of cash dividends.

ITEM 6.	EXHIBITS

31.1*	Certification of Douglas C. Yearley, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Martin P. Connor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Douglas C. Yearley, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Martin P. Connor pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

*	Filed electronically herewith.

**	Furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC.
(Registrant)

Date: September 7, 2011	By:	/s/ Martin P. Connor Martin P. Connor
Senior Vice President, Treasurer and Chief
Financial Officer (Principal Financial Officer)

Date: September 7, 2011	By:	/s/ Joseph R. Sicree Joseph R. Sicree
Senior Vice President and Chief Accounting
Officer (Principal Accounting Officer)