Form 10-K
period 2011-10-31
TOLL BROTHERS INC
filed 2011-12-22
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

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
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of April 30, 2011, the aggregate market value of the Common Stock held by non-affiliates (all persons other than executive officers and directors of Registrant) of the Registrant was approximately $3,085,667,000.
As of December 12, 2011, there were approximately 166,366,000 shares of Common Stock outstanding.
Documents Incorporated by Reference: Portions of the proxy statement of Toll Brothers, Inc. with respect to the 2012 Annual Meeting of Stockholders, scheduled to be held on March 14, 2012, are incorporated by reference into Part III of this report.

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
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Exhibit 10.33
Exhibit 12
Exhibit 21
Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 99.1
Exhibit 99.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
ITEM 1. BUSINESS
General
Toll Brothers, Inc., a Delaware corporation formed in May 1986, began doing business through predecessor entities in 1967. When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires. References herein to “fiscal 2012,” and to “fiscal 2011,” “fiscal 2010,” “fiscal 2009,” and “fiscal 2008” refer to our fiscal years ending October 31, 2012, October 31, 2011, October 31, 2010, October 31, 2009, and October 31, 2008, respectively. Except as otherwise indicated, information in this report does not reflect the acquisition of CamWest Development LLC, a Seattle, Washington home builder, disclosed under “ Subsequent Events.”
We design, build, market and arrange financing for single-family detached and attached homes in luxury residential communities. We are also involved, directly and through joint ventures, in projects where we are building, or converting existing rental apartment buildings into, high-, mid- and low-rise luxury homes. We cater to move-up, empty-nester, active-adult, age-qualified and second-home buyers in the United States. At October 31, 2011, we were operating in 19 states.
Our traditional, single-family communities are generally located on land we have either acquired and developed or acquired fully-approved and, in some cases, improved. We also operate through a number of joint ventures. At October 31, 2011, we were operating in the following major suburban and urban residential markets:
•	Philadelphia, Pennsylvania metropolitan area

•	Lehigh Valley area of Pennsylvania

•	Central and northern New Jersey

•	Virginia and Maryland suburbs of Washington, D.C.

•	Baltimore, Maryland metropolitan area

•	Eastern Shore of Maryland and Delaware

•	Richmond, Virginia metropolitan area

•	Boston, Massachusetts metropolitan area

•	Fairfield, Hartford, New Haven and New London Counties, Connecticut

•	Westchester, Dutchess, Ulster and Saratoga Counties, New York

•	Boroughs of Manhattan and Brooklyn in New York City

•	Los Angeles, California metropolitan area

•	San Francisco Bay, Sacramento and San Jose areas of northern California

•	San Diego and Palm Springs, California areas

•	Phoenix, Arizona metropolitan area

•	Raleigh and Charlotte, North Carolina metropolitan areas

•	Dallas, San Antonio and Houston, Texas metropolitan areas

•	Southeast and southwest coasts and the Jacksonville and Orlando areas of Florida

•	Las Vegas and Reno, Nevada metropolitan areas

•	Detroit, Michigan metropolitan area

•	Chicago, Illinois metropolitan area

•	Denver, Colorado metropolitan area

•	Minneapolis/St. Paul, Minnesota metropolitan area, and

•	Hilton Head area of South Carolina
We continue to explore additional geographic areas and markets for expansion, as appropriate.
We operate our own land development, architectural, engineering, mortgage, title, landscaping, security monitoring, lumber distribution, house component assembly, and manufacturing operations. We also develop, own and operate golf courses and country clubs associated with several of our master planned communities. We have investments in a number of joint ventures to develop land for the sole use of the venture participants, including ourselves, and to develop land for sale to the joint venture participants and to unrelated builders. We are a participant in joint ventures with unrelated parties to develop luxury condominium projects, including for-sale residential units and commercial space, and to develop a single master planned community. In addition, we formed Toll Brothers Realty Trust (“Trust”) and Toll Brothers Realty Trust II (“Trust II”) to invest in commercial real estate opportunities. In fiscal 2010, we formed Gibraltar Capital and Asset Management (“Gibraltar”) to invest in distressed real estate opportunities, which may be different than our traditional homebuilding operations.
The U.S. housing market continues to struggle from a significant slowdown that began in the fourth quarter of our fiscal year end October 31, 2005 (“fiscal 2005”). The value of our net contracts signed in fiscal 2011 was 77.6% lower than the value of our net contracts signed in fiscal 2005. The slowdown, which we believe started with a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale, has been exacerbated by, among other things, a decline in the overall economy, increased unemployment, the large number of homes that are vacant, and homes that have been or will be foreclosed on due to the current economic downturn, fear of job loss, a decline in home prices and the resulting reduction in home equity, the inability of some of our home buyers, or some prospective buyers of their homes, to sell their current homes, the deterioration in the credit markets, and the direct and indirect impact of the turmoil in the mortgage loan market.
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
At October 31, 2011, we had $1.14 billion of cash, cash equivalents and marketable securities on hand and approximately $784.7 million available under our $885.0 million revolving credit facility which extends to October 2014. During fiscal 2011, we used available cash to repurchase or redeem $55.1 million of our senior notes. Between October 31, 2006 and October 31, 2011, we increased our cash position (including marketable securities) by approximately $507.4 million and reduced debt by approximately $692.9 million.
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
At October 31, 2011, we had 437 communities containing approximately 37,497 home sites that we owned or controlled through options. Of the 437 communities, 243 communities containing approximately 16,839 home sites were residential communities under construction (“current communities”) and 194, containing 20,658 home sites, were for future communities. Of our 243 current communities, 215 were offering homes for sale and 28 were sold out but not all homes had been completed and delivered. Of the 16,839 home sites in current communities, 15,172 were available for sale and 1,667 were under agreement of sale but not yet delivered (“backlog”). We expect to be selling from 235 to 255 communities by October 31, 2012. Of the approximately 37,497 total home sites that we owned or controlled through options at October 31, 2011, we owned approximately 30,199 and controlled approximately 7,298 through land purchase agreements.
At October 31, 2011, we were offering single-family detached homes in 165 communities at prices, excluding customized options, lot premiums and sales incentives, generally ranging from $188,000 to $1,883,000 with some homes offered at prices higher than $1,883,000. During fiscal 2011, we delivered 1,800 single-family detached homes at an average base price of approximately $567,000. On average, our single-family detached home buyers added approximately 21.8%, or $124,000 per home, in customized options and lot premiums to the base price of single-family detached homes we delivered in fiscal 2011, as compared to 24.3% or $145,000 per home in fiscal 2010 and 26% or $163,000 in fiscal 2009.
At October 31, 2011, we were offering attached homes in 50 communities at prices, excluding customized options, lot premiums and sales incentives, generally ranging from $185,000 to $800,000, with some units offered at prices higher than $800,000. During fiscal 2011, we delivered 811 attached homes at an average base price of approximately $411,000. On average, our attached home buyers added approximately 12.6%, or $52,000 per home, in customized options and lot premiums to the base price of attached homes we delivered in fiscal 2010, as compared to 9.7% or $45,700 per home in fiscal 2010 and 9.0% or $44,600 in fiscal 2009.

We had a backlog of $981.1 million (1,667 homes) at October 31, 2011 and $852.1 million (1,494 homes) at October 31, 2010. Of the homes in backlog at October 31, 2010, approximately 96% are scheduled to be delivered by October 31, 2012.
Because of the length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and deliver a home after a home buyer signs an agreement of sale, we are subject to many risks. We attempt to reduce certain risks by controlling land for future development through options (also referred to herein as “land purchase contracts” or “option and purchase agreements”), thus allowing the necessary governmental approvals to be obtained before acquiring title to the land; generally commencing construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from the buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis. Our risk reduction strategy of generally not commencing the construction of a detached home until we have an agreement of sale with a buyer was implemented prior to this current downturn in the housing market, but, due to the number of cancellations of agreements of sale that we had during fiscal 2007, 2008 and 2009, many of which were for homes on which we had commenced construction, the number of homes under construction in detached single-family communities for which we did not have an agreement of sale increased from our historical levels. With our fiscal 2010 and 2011 contract cancellation rates returning to the levels we experienced prior to the current downturn in the housing market and the sale of these units, we have reduced the number of unsold units to more historical levels. In addition, over the past several years, the number of our attached-home communities has grown, resulting in an increase in the number of unsold units under construction.
Subsequent Event
In November 2011, we acquired substantially all of the assets of CamWest Development LLC (“CamWest”) for approximately $143.7 million in cash. The assets acquired were primarily inventory. For calendar year 2011, CamWest expected to deliver approximately 180 homes and produce revenues of approximately $90 million. CamWest develops a variety of home types, including luxury single-family homes, condominiums, and townhomes throughout the Seattle, Washington metropolitan area, primarily in King and Snohomish Counties. CamWest’s homes typically sell from the mid $300,000’s to over $600,000. As part of the acquisition, we assumed contracts to deliver approximately 29 homes with an aggregate value of $13.7 million. The average price of the homes in backlog was approximately $471,000. The assets we acquired included approximately 1,245 home sites owned and 254 home sites controlled through land purchase agreements. This acquisition increased our selling community count by 15 communities to 230.
Our Communities
Our communities are generally located in affluent suburban areas near major highways providing access to major cities. We also operate in the affluent urban markets of Hoboken and Jersey City, New Jersey; New York City, New York; and Philadelphia, Pennsylvania. The following table lists the 19 states in which we were operating at October 31, 2011 and the fiscal years in which we or our predecessors commenced operations:

	Fiscal year		Fiscal year
State	of entry	State	of entry
Pennsylvania	1967	Texas	1995
New Jersey	1982	Florida	1995
Delaware	1987	Arizona	1995
Massachusetts	1988	Nevada	1998
Maryland	1988	Illinois	1998
Virginia	1992	Michigan	1999
Connecticut	1992	Colorado	2001
New York	1993	South Carolina	2002
California	1994	Minnesota	2005
North Carolina	1994
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

We also market to the 50+ year-old “empty-nester” market, which we believe has strong growth potential. We have developed a number of home designs with features such as one-story living and first-floor master bedroom suites, as well as communities with recreational amenities such as golf courses, marinas, pool complexes, country clubs and recreation centers that we believe appeal to this category of home buyers. We have integrated certain of these designs and features in some of our other home types and communities.
We develop active-adult, age-qualified/targeted communities for households in which at least one member is 55 years of age. As of October 31, 2011, we were selling from 18 such communities and expect to open additional age-qualified/targeted communities during the next few years. Of the value and number of net contracts signed in fiscal 2011, approximately 10% and 13%, respectively, were in active-adult communities; in fiscal 2010, approximately 11% and 15%, respectively, were in such communities. In fiscal 2009, approximately 10% and 13% of the value and number of net contracts signed were in active-adult communities.
We also have been selling homes in the second-home market for several years and currently offer them in Arizona, Florida, Nevada and South Carolina.
In order to serve a growing market of affluent move-up families, empty-nesters and young professionals seeking to live in or close to major cities, we have developed and are developing a number of high-density, high-, mid- and low-rise urban luxury communities and are in the process of converting several for-rent apartment buildings to condominiums. These communities, which we are currently developing on our own or through joint ventures, are located in Dublin and San Jose, California; Singer Island, Florida; Chicago, Illinois suburbs; North Bethesda, Maryland; Hoboken, New Jersey; the boroughs of Manhattan and Brooklyn, New York; Philadelphia, Pennsylvania and its suburbs; and Leesburg, Virginia.
We believe that the demographics of the move-up, empty-nester, active-adult, age-qualified and second-home upscale markets will provide us with the potential for growth in the coming decade. According to the U.S. Census Bureau, the number of households earning $100,000 or more (in constant 2010 dollars) at September 2011 stood at 24.3 million, or approximately 20.5% of all U.S. households. This group has grown at four times the rate of increase of all U.S. households since 1980. According to a September 2011 Harvard University study, the number of projected new household formations during the 10-year period between 2010 and 2020 will be at least 11.8 million.
Although the leading edge of the baby boom generation is now in its mid 60s, the largest group of baby boomers, the more than four million born annually between 1954 and 1964, is now in its peak move-up home buying years. The number of households with persons 55 to 64 years old, the focus of our age-qualified communities, is projected to increase significantly over the next 10 years.
We develop individual stand-alone communities as well as multi-product, master planned communities. We currently have 29 master planned communities. Our master planned communities, many of which include golf courses and other country club-type amenities, enable us to offer multiple home types and sizes to a broad range of move-up, empty-nester, active-adult and second-home buyers. We seek to realize efficiencies from shared common costs, such as land development and infrastructure, over the several communities within the master planned community. We currently have master planned communities in Arizona, California, Florida, Illinois, Maryland, Michigan, Nevada, North Carolina, Pennsylvania and Virginia.
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
Our traditional attached home communities generally offer one- to four-story homes, provide for limited exterior options and often include commonly owned recreational facilities such as clubhouses, playing fields, swimming pools and tennis courts.

Our Homes
In most of our single-family detached home communities, we offer a number of different house floor plans, each with several substantially different architectural styles. In addition, the exterior of each basic floor plan may be varied further by the use of stone, stucco, brick or siding. Our traditional attached home communities generally offer several different floor plans with two, three or four bedrooms.
We offer some of the same basic home designs in similar communities. However, we are continuously developing new designs to replace or augment existing ones to ensure that our homes reflect current consumer tastes. We use our own architectural staff and also engage unaffiliated architectural firms to develop new designs. During the past year, we introduced 69 new single-family detached models, 18 new single-family attached models and 93 new condominium models.
In all of our communities, a wide selection of options is available to home buyers for additional charges. The number and complexity of options typically increase with the size and base selling price of our homes. Major options include additional garages, extra fireplaces, guest suites, finished lofts, and other additional rooms. On average, options purchased by our detached home buyers, including lot premiums, added approximately 21.8%, or $124,000 per home, to the base price of homes delivered in fiscal 2011, as compared to 24.3% or $145,000 per home in fiscal 2010 and 26% or $163,000 in fiscal 2009. Options purchased by our attached home buyers, including lot premiums, added, on average, approximately 12.6%, or $52,000 per home, to the base price of homes delivered in fiscal 2011, as compared to 9.7% or $45,700 per home in fiscal 2010.
As a result of our wide product and geographic diversity, we have a wide range of base sales prices. The general range of base sales prices for our different lines of homes at October 31, 2011, was as follows:

Detached homes
Move-up	$209,000	to	$840,000
Executive	188,000	to	930,000
Estate	334,000	to	1,883,000
Active-adult, age-qualified	216,000	to	566,000
Attached homes
Flats	$208,000	to	$625,000
Townhomes/Carriage homes	185,000	to	760,000
Active-adult, age-qualified	190,000	to	492,000
Mid-rise/high-rise	291,000	to	800,000
A number of mid-rise/high-rise projects that we are developing either on our own or through joint ventures are offering units at prices in excess of $800,000.
At October 31, 2011, we were selling from 215 communities, compared to 195 communities at October 31, 2010 and 200 communities at October 31, 2009. We expect to be selling from 235 to 255 communities at October 31, 2012. In addition, at October 31, 2011, we had 45 communities that were temporarily closed due to market conditions, none of which we currently expect to reopen prior to October 31, 2012.
The following table summarizes certain information with respect to our residential communities under development at October 31, 2011:

	Total	Number of			Homes under
Geographic	number of	selling	Homes	Homes	contract but	Home sites
Segment	communities	communities	approved	closed	not closed	available
North	66	58	9,809	4,447	553	4,809
Mid-Atlantic	67	61	9,974	5,082	487	4,405
South	66	56	7,021	2,676	442	3,903
West	44	40	4,664	2,424	185	2,055

Total	243	215	31,468	14,629	1,667	15,172

At October 31, 2011, significant site improvements had not yet commenced on approximately 5,146 of the 15,172 available home sites. Of the 15,172 available home sites, 857 were not yet owned by us, but were controlled through options.

Of our 243 communities under development at October 31, 2011, 215 were offering homes for sale and 28 were sold out but not all homes had been completed and delivered. Of the 215 communities in which homes were being offered for sale at October 31, 2011, 165 were single-family detached home communities and 50 were attached home communities. At October 31, 2011, we had 703 homes (exclusive of model homes) under construction or completed but not under contract, of which 183 were in detached home communities and 520 were in attached home communities. In addition, we had 196 units that were temporarily being held as rental units. Of the 520 homes under construction or completed but not under contract in attached home communities at October 31, 2011, 282 were in high- and mid-rise projects and 57 were in two communities that we acquired and are converting to condominium units.
At the end of each fiscal quarter, we review the profitability of each of our operating communities. For those communities operating below certain profitability thresholds, we estimate the expected future cash flow for each of those communities. For each community whose estimated cash flow is not sufficient to recover its carrying value, we estimate the fair value of the community in accordance with U.S. generally accepted accounting principles (“GAAP”) and recognize an impairment charge for the difference between the estimated fair value of the community and its carrying value. In fiscal 2011, 2010 and 2009, we recognized impairment charges related to operating communities of $17.2 million, $53.5 million and $267.4 million, respectively.
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
We generally enter into agreements to purchase land, referred to in this Form 10-K as “land purchase contracts,” “purchase agreements,” “options” or “option agreements,” on a non-recourse basis, thereby limiting our financial exposure to the amounts expended in obtaining any necessary governmental approvals, the costs incurred in the planning and design of the community and, in some cases, some or all of our deposit. The use of options or purchase agreements may increase the price of land that we eventually acquire, but reduces our risk by allowing us to obtain the necessary development approvals before acquiring the land or allowing us to delay the acquisition to a later date. Historically, as approvals were obtained, the value of the options, purchase agreements and land generally increased. However, in any given time period, this may not happen. We have the ability to extend some of these options for varying periods of time, in some cases by making an additional payment and, in other cases, without making any additional payment. Our purchase agreements are typically subject to numerous conditions including, but not limited to, the ability to obtain necessary governmental approvals for the proposed community. Our deposit under an agreement may be returned to us if all approvals are not obtained, although pre-development costs may not be recoverable. We generally have the right to cancel any of our agreements to purchase land by forfeiture of some or all of the deposits we have made pursuant to the agreement. We are currently evaluating many opportunities to acquire distressed properties from various sources. We believe that, in general, we will not be able to purchase these distressed properties through the use of purchase options, but will be required to purchase them outright.
In response to the decline in market conditions over the past several years, we have re-evaluated and renegotiated or cancelled many of our land purchase contracts. In addition, we have sold, and may continue to sell, certain parcels of land that we have identified as non-strategic. As a result, we reduced our home sites controlled from a high of approximately 91,200 at April 30, 2006 to approximately 37,500 at October 31, 2011.

Based on our experience during prior downturns in the housing industry, we believe that attractive land acquisition opportunities may arise in difficult times for those builders that have the financial strength to take advantage of them. In the current challenging environment, we believe our strong balance sheet, liquidity, access to capital, broad geographic presence, diversified product line, experienced personnel and national brand name all position us well for such opportunities now and in the future. Based on our belief that the housing market has bottomed, the increased attractiveness of land available for purchase and the revival of demand in certain areas, we have begun to increase our land positions. During the twelve-month period ended October 31, 2011, we acquired control of approximately 5,300 home sites (net of options terminated) and, during fiscal 2010, we acquired control of approximately 5,600 home sites (net of options terminated). At October 31, 2011, we controlled approximately 37,500 home sites, as compared to approximately 34,900 home sites at October 31, 2010 and 31,900 home sites at October 31, 2009.
Our ability to continue development activities over the long-term will be dependent, among other things, upon a suitable economic environment and our continued ability to locate and enter into options or agreements to purchase land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of such land.
The following is a summary of home sites for future communities that we either owned or controlled through purchase agreements at October 31, 2011, as distinguished from those communities currently under development:

	Number of	Number of
Geographic segment	communities	home sites
North	38	4,585
Mid-Atlantic	79	8,708
South	34	3,728
West	43	3,637

	194	20,658

Of the 20,658 planned home sites at October 31, 2011, we owned 14,217 and controlled 6,441 through options and purchase agreements. At October 31, 2011, the aggregate purchase price of land parcels subject to option and purchase agreements in operating communities and future communities was approximately $564.4 million (including $12.5 million of land to be acquired from joint ventures in which we have invested). Of the $564.4 million of land purchase commitments, we paid or deposited $38.0 million and, if we acquire all of these land parcels, we will be required to pay an additional $526.4 million. The purchases of these land parcels are scheduled over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts; these land parcels have either been written off or written down to the estimated amount that we expect to recover on them when the contract is terminated.
We evaluate all of the land owned or optioned for future communities on an ongoing basis for continued economic and market feasibility. During each of the fiscal years ended October 31, 2011, 2010 and 2009, such feasibility analyses resulted in approximately $34.7 million, $61.8 million and $198.0 million, respectively, of capitalized costs related to land owned or optioned for future communities being charged to cost of revenues because such costs were no longer deemed to be recoverable or exceeded the properties’ fair value.
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
Community Development
We typically expend considerable effort in developing a concept for each community, which includes determining the size, style and price range of the homes; the layout of the streets and individual home sites; and the overall community design. After the necessary governmental subdivision and other approvals have been obtained, which may take several years, we improve the land by clearing and grading it; installing roads, underground utility lines and recreational amenities; erecting distinctive entrance structures; and staking out individual home sites.

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
The second step in the sales process occurs when we actually sign a binding agreement of sale with the home buyer and the home buyer gives us a cash down payment which is generally non-refundable. Cash down payments currently average approximately 7.9% of the total purchase price of a home, although, historically, they have averaged approximately 7% of the total purchase price of a home. Between the time that the home buyer signs the non-binding deposit agreement and the binding agreement of sale, he or she is required to complete a financial questionnaire that gives us the ability to evaluate whether the home buyer has the financial resources necessary to purchase the home. If we determine that the home buyer is not financially qualified, we will not enter into an agreement of sale with the home buyer. During fiscal 2011, 2010 and 2009, our customers signed gross contracts for $1.71 billion (2,965 homes), $1.57 billion (2,789 homes) and $1.63 billion (2,903 homes), respectively. During fiscal 2011, fiscal 2010 and fiscal 2009, our home buyers cancelled home purchase contracts with a value of $102.8 million (181 homes), $98.3 million (184 homes) and $321.2 million (453 homes), respectively. Contract cancellations in a fiscal year include all contracts cancelled in that fiscal year, whether signed in that fiscal year or signed in prior fiscal years. When we report net contracts signed, the number and value of contracts signed are reported net of all cancellations occurring during the reporting period, whether signed in that reporting period or in a prior period. Only outstanding agreements of sale that have been signed by both the home buyer and us as of the end of the period for which we are reporting are included in backlog. As a result of cancellations, we retained $2.1 million, $11.2 million and $21.8 million of customer deposits in fiscal 2011, 2010 and 2009, respectively. These retained deposits are included in interest and other income in our Consolidated Statements of Operations. At October 31, 2011, there is an additional $3.5 million of customer deposits related to sales contracts that were either cancelled or in default and are subject to dispute with the customer that we have not yet recognized in income.
While we try to avoid selling homes to speculators and generally do not build detached homes without first having a signed agreement of sale, we have been impacted by an overall increase in the supply of homes available for sale in many markets due primarily to the large number of homes that are or will be available for sale from increased foreclosures.

Our mortgage subsidiary provides mortgage financing for a portion of our home closings. Our mortgage subsidiary determines whether the home buyer qualifies for the mortgage he or she is seeking based upon information provided by the home buyer and other sources. For those home buyers that qualify, our mortgage subsidiary provides the home buyer with a mortgage commitment that specifies the terms and conditions of a proposed mortgage loan based upon then-current market conditions. Information about the number and amount of loans funded by our mortgage subsidiary is contained in the table below.

	Total	TBI Mortgage Company	Gross	Amount
	Toll Brothers, Inc.	Financed	Capture Rate	Financed
Fiscal Year	Settlements (a)	Settlements*(b)	(b/a)	(in thousands)
2011	2,611	1,361	52.1%	$508,880
2010	2,642	1,451	54.9%	$530,575
2009	2,965	1,341	45.2%	$489,269

*	TBI Mortgage Company financed settlements exclude brokered and referred loans which amounted to approximately 11.5%, 5.8% and 5.0% of our closings in 2011, 2010 and 2009, respectively.
Prior to the actual closing of the home and funding of the mortgage, the home buyer will lock in an interest rate based upon the terms of the commitment. At the time of rate lock, our mortgage subsidiary agrees to sell the proposed mortgage loan to one of several outside recognized mortgage financing institutions (“investors”) that it uses, which is willing to honor the terms and conditions, including the interest rate, committed to the home buyer. We believe that these investors have adequate financial resources to honor their commitments to our mortgage subsidiary. At October 31, 2011, our mortgage subsidiary was committed to fund $436.3 million of mortgage loans. Of these commitments, $129.6 million, as well as $62.8 million of mortgage loans receivable, have “locked-in” interest rates. Our mortgage subsidiary funds its commitments through a combination of its own capital, capital provided from us, its loan facility and from the sale of mortgage loans to various investors. Our mortgage subsidiary has commitments from investors to acquire $190.2 million of these locked-in loans and receivables. Our home buyers have not locked in the interest rate on the remaining $306.7 million.
There has been significant media attention given to mortgage put-backs, a practice by which a buyer of a mortgage loan tries to recoup losses from the loan originator. We do not believe this is a material issue for our mortgage subsidiary. Of the approximately 13,900 loans sold by our mortgage subsidiary since November 1, 2004, only 30 have been the subject of either actual indemnification payments or take-backs or contingent liability loss provisions related thereto. We believe that this is due to (i) our typical home buyer’s financial position and sophistication, (ii) on average, our home buyers who use mortgage financing to purchase a home pay approximately 30% of the purchase price in cash, (iii) our general practice of not originating certain loan types such as option adjustable rate mortgages and down payment assistance products, and our origination of very few sub-prime, high loan-to-value and no documentation loans and (iv) our elimination of “early payment default” provisions from each of our agreements with our mortgage investors several years ago. In order for us to incur a loss, a mortgage buyer must demonstrate either (i) a material error on our part in issuing the mortgage or (ii) consumer fraud. In addition, the amount of any such loss would be reduced by any proceeds received on the disposition of the collateral associated with the mortgage.
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
Employees
At October 31, 2011, we employed 2,215 persons full-time. At October 31, 2011, we were subject to one collective bargaining agreement that covered approximately 2% of our employees. We consider our employee relations to be good.
Available Information
Our principal internet address is www.tollbrothers.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 available on our web site, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The contents of our web site are not, however, a part of this Form 10-K.
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
EXECUTIVE OFFICERS OF THE REGISTRANT
Information about our executive officers is incorporated by reference from Part III, Item 10 of this annual report.
ITEM 1A. RISK FACTORS
The homebuilding industry remains in an extended period of slowdown, and its duration and levels of severity are uncertain in the current state of the economy. A continued slowdown in our business would likely further adversely affect our results of operations and financial condition.
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
As a result of this continued downturn, our sales and results of operations have been adversely affected, we have incurred significant inventory impairments and other write-offs, our gross margins have declined significantly from historical levels, and we incurred substantial losses, after write-offs, during fiscal 2011, 2010, 2009 and 2008. We cannot predict the duration or levels of severity of the current challenging conditions, nor can we provide assurance that our responses to the current downturn or the government’s attempts to address the troubles in the economy will be successful. If these conditions persist or continue to worsen, they will further adversely affect our operating results and financial condition.

Additional adverse changes in economic conditions in markets where we conduct our operations and where prospective purchasers of our homes live could further reduce the demand for homes and, as a result, could continue to adversely affect our results of operations and financial condition.
Adverse changes in economic conditions in markets where we conduct our operations and where prospective purchasers of our homes live have had and may continue to have a negative impact on our business. Adverse changes in employment levels, job growth, consumer confidence, interest rates and population growth, or an oversupply of homes for sale may further reduce demand and depress prices for our homes and cause home buyers to cancel their agreements to purchase our homes. This, in turn, could continue to adversely affect our results of operations and financial condition.
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
We operate in a very competitive environment, which is characterized by competition from a number of other home builders in each market in which we operate. We compete with large national and regional homebuilding companies and with smaller local home builders for land, financing, raw materials and skilled management and labor resources. We also compete with the resale, also referred to as the “previously owned or existing,” home market, which has increased significantly due to the large number of homes that are vacant, and homes that have been foreclosed on or will be foreclosed on, due to the current economic downturn. An oversupply of homes available for sale and the heavy discounting of home prices by some of our competitors have adversely affected demand for our homes and the results of our operations. Increased competition could require us to further increase our selling incentives and/or reduce our prices. If we are unable to compete effectively in our markets, our business could decline disproportionately to that of our competitors.
If we are not able to obtain suitable financing, our interest rates are increased or our credit ratings are lowered, our business and results of operations may decline.
Our business and results of operations depend substantially on our ability to obtain financing for the development of our residential communities, whether from bank borrowings or from financing in the public debt markets. Our revolving credit facility matures in October 2014 and $1.50 billion of our senior notes become due and payable at various times from November 2012 through November 2019. Due to the deterioration of the credit markets and the uncertainties that exist in the economy overall and for home builders in general, we cannot be certain that we will be able to continue to replace existing financing or find additional sources of financing in the future.
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
Generally, when our mortgage subsidiary closes a mortgage for a home buyer at a previously locked-in rate, it already has an agreement in place with an investor to acquire the mortgage following the closing. Due to the deterioration of the credit and financial markets, the number of investors that are willing to purchase our mortgages has decreased and the underwriting standards of the remaining investors have become more stringent. Should the resale market for our mortgages further decline or the underwriting standards of our investors become more stringent, our ability to sell future mortgages could decline and we would either have to commit our own funds to long term investments in mortgage loans, which could, among other things, delay the time when we recognize revenues from home sales on our statements of operations or our home buyers would be required to find an alternative source of financing. If our home buyers cannot obtain another source of financing in order to purchase our homes, our sales and results of operations could be adversely affected.
If land is not available at reasonable prices, our sales and results of operations could decrease.
In the long term, our operations depend on our ability to obtain land for the development of our residential communities at reasonable prices. Due to the current downturn in our business, our supply of available home sites, both owned and optioned, has decreased from a peak of approximately 91,200 home sites controlled at April 30, 2006 to approximately 37,500 at October 31, 2011. In the future, changes in the general availability of land, competition for available land, availability of financing to acquire land, zoning regulations that limit housing density and other market conditions may hurt our ability to obtain land for new residential communities at prices that will allow us to make a reasonable profit. If the supply of land appropriate for development of our residential communities becomes more limited because of these factors, or for any other reason, the cost of land could increase and/or the number of homes that we are able to sell and build could be reduced.
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
We have investments in and commitments to certain joint ventures with unrelated parties to develop land. These joint ventures may borrow money to help finance their activities. In certain circumstances, the joint venture participants, including ourselves, are required to provide guarantees of certain obligations relating to the joint ventures. As a result of the continued downturn in the homebuilding industry, some of these joint ventures or their participants have or may become unable or unwilling to fulfill their respective obligations. In addition, in many of these joint ventures, we do not have a controlling interest and as a result, we are not able to require these joint ventures or their participants to honor their obligations or renegotiate them on acceptable terms. If the joint ventures or their participants do not honor their obligations, we may be required to expend additional resources or suffer losses, which could be significant.
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
We could be adversely impacted by the loss of key management personnel.
Our future success depends, to a significant degree, on the efforts of our senior management. Our operations could be adversely affected if key members of senior management leave our employ. As a result of a decline in our stock price, previous retention mechanisms, such as equity awards, have diminished in value and, therefore, may become less effective as incentives for our senior management to continue to remain employed with us.
Changes in tax laws or the interpretation of tax laws may negatively affect our operating results.
We believe that our recorded tax balances are adequate. However, it is not possible to predict the effects of possible changes in the tax laws or changes in their interpretation and whether they could have a material negative effect on our operating results. We have filed claims for refunds of taxes paid in prior years based upon certain filing positions we believe are appropriate. If the Internal Revenue Service disagrees with these filing positions, we may have to return some of the refunds we have received.

We may not be able to realize our deferred tax assets.
At October 31, 2011, we had $427.4 million of deferred tax assets against which we have recognized valuation allowances equal to the entire amount of such deferred tax assets. Losses for federal income tax purposes can generally be carried back two years and carried forward for a period of 20 years. In order to realize our net deferred tax assets, we must generate sufficient taxable income in such future years.
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
We invest in distressed loans and real estate related assets at significant discounts; however, if the real estate markets deteriorate significantly we could suffer losses.
We formed Gibraltar Capital and Asset Management to invest in distressed real estate opportunities. Our investments have involved acquisitions of portfolios of, or interests in portfolios of distressed loans, some of which have been converted to real estate owned. However, these investments present many risks in addition to those inherent in normal lending activities, including the risk that the recovery of the United States real estate markets will not take place for many years and that the value of our investments are not recoverable. There is also the possibility that, if we cannot liquidate our investments as expected, we would be required to reduce the value at which they are carried on our financial statements.
Decreases in the market value of our investments in marketable securities could have an adverse impact on our results of operations.
We have significant amount of funds invested in marketable securities during the year, the market value of which is subject to changes from period to period. Decreases in the market value of our marketable securities could have an adverse impact on our results of operations.
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
Manufacturing/Distribution Facilities
We own a manufacturing facility of approximately 300,000 square feet located in Morrisville, Pennsylvania, a manufacturing facility of approximately 186,000 square feet located in Emporia, Virginia, and a manufacturing facility of approximately 134,000 square feet in Knox, Indiana. We lease, from an unrelated third party, a facility of approximately 144,000 square feet located in Fairless Hills, Pennsylvania. At these facilities, we manufacture open wall panels, roof and floor trusses, and certain interior and exterior millwork to supply a portion of our construction needs. These facilities supply components used in our North, Mid-Atlantic and South geographic segments. These operations also permit us to purchase wholesale lumber, plywood, windows, doors, certain other interior and exterior millwork and other building materials to supply to our communities. We believe that increased efficiencies, cost savings and productivity result from the operation of these plants and from the wholesale purchase of materials.
Office and Other Facilities
We own or lease from unrelated third parties office and warehouse space and golf course facilities in various locations, none of which are material to our business.
ITEM 3. LEGAL PROCEEDINGS
We are involved in various claims and litigation arising principally in the ordinary course of business.
In January 2006, we received a request for information pursuant to Section 308 of the Clean Water Act from Region 3 of the U.S. Environmental Protection Agency (“EPA”) concerning storm water discharge practices in connection with our homebuilding projects in the states that comprise EPA Region 3. We provided information to the EPA pursuant to the request. The U.S. Department of Justice (“DOJ”) has assumed responsibility for the oversight of this matter and has alleged that we have violated regulatory requirements applicable to storm water discharges and that it may seek injunctive relief and/or civil penalties. We are presently engaged in settlement discussions with representatives from the DOJ and the EPA.
On November 4, 2008, a shareholder derivative action was filed in the Chancery Court of Delaware by Milton Pfeiffer against Robert I. Toll, Zvi Barzilay, Joel H. Rassman, Bruce E. Toll, Paul E. Shapiro, Robert S. Blank, Carl B. Marbach, and Richard J. Braemer. The plaintiff purports to bring his claims on behalf of Toll Brothers, Inc. and alleges that the director and officer defendants breached their fiduciary duties to us and our stockholders with respect to their sales of shares of our common stock during the period from December 9, 2004 to November 8, 2005. The plaintiff alleges that such stock sales were made while in possession of non-public, material information about us. The plaintiff seeks contribution and indemnification from the individual director and officer defendants for costs and expenses incurred by us in connection with defending a now-settled related class action. In addition, again purportedly on our behalf, the plaintiff seeks disgorgement of the defendants’ profits from their stock sales.
On March 4, 2009, a second shareholder derivative action was brought by Oliverio Martinez in the U.S. District Court for the Eastern District of Pennsylvania. The case was brought against the eleven then-current members of our board of directors and Chief Accounting Officer. This complaint alleges breaches of fiduciary duty, waste of corporate assets, and unjust enrichment during the period from February 2005 to November 2006. The complaint further alleges that certain of the defendants sold our stock during this period while in possession of allegedly non-public, material information and plaintiff seeks disgorgement of profits from these sales. The complaint also asserts a claim for equitable indemnity for costs and expenses incurred by us in connection with defending a now-settled related class action lawsuit.

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
We believe the disposition of these matters is not expected to have a material adverse effect on our results of operations and liquidity or on our financial condition.
ITEM 4. REMOVED AND RESERVED
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange (Symbol: TOL).
The following table sets forth the price range of our common stock on the New York Stock Exchange for each fiscal quarter during the two years ended October 31, 2011.

	Three months ended
	October 31	July 31	April 30	January 31
2011
High	$20.31	$21.93	$22.42	$21.33
Low	$13.16	$19.53	$19.08	$17.36
2010
High	$19.33	$23.31	$23.66	$21.80
Low	$15.57	$15.85	$18.08	$16.82
The closing price of our common stock on the New York Stock Exchange on the last trading day of our fiscal years ended October 31, 2011, 2010 and 2009 was $17.44, $17.94 and $17.32, respectively. At December 12, 2011, there were approximately 811 record holders of our common stock.
For information regarding securities authorized for issuance under equity compensation plans, see “Equity Compensation Plan Information” in Item 12 of this Form 10-K.
We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so. Rather, we expect to follow a policy of retaining earnings in order to finance our business and, from time to time, repurchase shares of our common stock. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, capital requirements, our operating and financial condition, and any contractual limitation then in effect. In this regard, our senior subordinated notes contain restrictions on the amount of dividends we may pay on our common stock. In addition, our bank credit agreement requires us to maintain a minimum tangible net worth (as defined in the agreement), which restricts the amount of dividends we may pay. At October 31, 2011, under the most restrictive of these provisions, we could have paid up to approximately $680 million of cash dividends.

Issuer Purchases of Equity Securities
During the three months ended October 31, 2011, we repurchased the following shares under our repurchase program:

			Total number	Maximum
			of shares	number
			purchased as	of shares that
	Total	Average	part of a	may yet be
	number of	price	publicly	purchased
	shares	paid per	announced	under the plan
Period	purchased (a)(b)	share	plan or program (c)	or program (c)
	(in thousands)		(in thousands)	(in thousands)
August 1 to August 31, 2011	1,475	$16.99	1,475	10,356
September 1 to September 30, 2011	1,567	$15.01	1,567	8,789
October 1 to October 31, 2011	3	$17.71	3	8,786

Total	3,045	$15.97	3,045

(a)	The terms of our Restricted Stock Unit awards (“RSUs”) permit us to withhold from the total number of shares of our common stock that an employee is entitled to receive upon distribution pursuant to a RSU that number of shares having a fair market value at the time of distribution equal to the applicable income tax withholdings, and remit the remaining shares to the employee. During the three months ended October 31, 2011, we withheld 66 shares subject to RSUs with an average fair market value per share of $17.11 to cover income taxes on distributions, and distributed 143 shares to employees. The 66 shares withheld are not included in the total number of shares purchased in the table above.

(b)	Our stock incentive plans permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. In addition, our stock incentive plans also permit participants to use the fair market value of Company common stock they own to pay for the exercise of stock options (“stock swap method”). During the three months ended October 31, 2011, neither the net exercise method or the stock swap method was used to exercise stock options.

(c)	On March 20, 2003, our Board of Directors authorized the repurchase of up to 20 million shares of our common stock in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.
Except as set forth above, we did not repurchase any of our equity securities during the three-month period ended October 31, 2011.

Stockholder Return Performance Graph
The following graph and chart compares the five-year cumulative total return (assuming an investment of $100 was made on October 31, 2006 and that dividends, if any, were reinvested) from October 31, 2006 to October 31, 2011, for (a) our common stock, (b) the Standard & Poor’s Homebuilding Index (the “S&P Homebuilding Index”) and (c) the Standard & Poor’s 500 Composite Stock Index (the “S&P 500 Index”):

October 31:	2006	2007	2008	2009	2010	2011

Toll Brothers, Inc.	100.00	79.25	79.97	59.91	62.05	60.33
S&P 500	100.00	114.56	73.21	80.38	93.66	101.24
S&P Homebuilding	100.00	51.65	29.11	31.71	30.86	29.62
ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth selected consolidated financial and housing data at and for each of the five fiscal years in the period ended October 31, 2011. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in this Form 10-K beginning at page F-1, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Form 10-K.

Summary Consolidated Statements of Operations and Balance Sheets (amounts in thousands, except per share data):

Year ended October 31:	2011	2010	2009	2008	2007
Revenues	$1,475,881	$1,494,771	$1,755,310	$3,148,166	$4,635,093

(Loss) income before income taxes	$(29,366)	$(117,187)	$(496,465)	$(466,787)	$70,680

Net income (loss)	$39,795	$(3,374)	$(755,825)	$(297,810)	$35,651

Earnings (loss) per share:
Basic	$0.24	$(0.02)	$(4.68)	$(1.88)	$0.23
Diluted	$0.24	$(0.02)	$(4.68)	$(1.88)	$0.22
Weighted average number of shares outstanding:
Basic	167,140	165,666	161,549	158,730	155,318
Diluted	168,381	165,666	161,549	158,730	164,166

At October 31:	2011	2010	2009	2008	2007
Cash, cash equivalents and marketable securities	$1,139,912	$1,236,927	$1,908,894	$1,633,495	$900,337

Inventory	$3,416,723	$3,241,725	$3,183,566	$4,127,475	$5,572,655

Total assets	$5,055,246	$5,171,555	$5,634,444	$6,586,836	$7,220,316

Debt:
Loans payable	$106,556	$94,491	$472,854	$613,594	$696,814
Senior debt	1,490,972	1,544,110	1,587,648	1,143,445	1,142,306
Senior subordinated debt			47,872	343,000	350,000
Mortgage company loan facility	57,409	72,367	27,015	37,867	76,730

Total debt	$1,654,937	$1,710,968	$2,135,389	$2,137,906	$2,265,850

Equity	$2,592,551	$2,559,013	$2,516,482	$3,237,653	$3,535,245

Housing Data

Year ended October 31:	2011	2010	2009	2008	2007
Closings (1):
Number of homes	2,611	2,642	2,965	4,743	6,687
Value (in thousands)	$1,475,881	$1,494,771	$1,755,310	$3,106,293	$4,495,600
Revenues — percentage of completion (in thousands)				$41,873	$139,493
Net contracts signed:
Number of homes	2,784	2,605	2,450	2,927	4,440
Value (in thousands)	$1,604,827	$1,472,030	$1,304,656	$1,608,191	$3,010,013

At October 31:	2011	2010	2009	2008	2007
Backlog:
Number of homes	1,667	1,494	1,531	2,046	3,950
Value (in thousands) (2)	$981,052	$852,106	$874,837	$1,325,491	$2,854,435
Number of selling communities	215	195	200	273	315
Home sites:
Owned	30,199	28,891	26,872	32,081	37,139
Controlled	7,298	5,961	5,045	7,703	22,112

Total	37,497	34,852	31,917	39,784	59,251

(1)	Excludes 88 units and 336 units delivered in fiscal 2008 and 2007, respectively, which were accounted for using the percentage of completion accounting method with an aggregate delivered value of $86.1 million in fiscal 2008 and $263.3 million in fiscal 2007.

(2)	Net of revenues of $55.2 million and $170.1 million of revenue recognized in fiscal 2007 and 2006, respectively, under the percentage of completion accounting method. At October 31, 2008 and thereafter, we did not have any revenue recognized on undelivered units accounted for under the percentage of completion accounting method.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise stated in this report, net contracts signed represents a number or value equal to the gross number or value of contracts signed during the relevant period, less the number or value of contracts cancelled during the relevant period, which includes contracts that were signed during the relevant period and in prior periods.
OVERVIEW
Our Business
We design, build, market and arrange financing for single-family detached and attached homes in luxury residential communities. We are also involved, directly and through joint ventures, in projects where we are building, or converting existing rental apartment buildings into, high-, mid- and low-rise luxury homes. At October 31, 2011, we were operating in 19 states. In the five years ended October 31, 2011, we delivered 20,072 homes from 530 communities, including 2,611 homes from 247 communities in fiscal 2011. In addition, through our subsidiary Gibraltar Capital and Asset Management LLC (“Gibraltar”), we invest in distressed real estate opportunities which may be different than our traditional homebuilding operations.
Fiscal 2011 Financial Highlights
In the twelve-month period ended October 31, 2011, we recognized $1.48 billion of revenues and net income of $39.8 million, as compared to $1.49 billion of revenues and a net loss of $3.4 million in fiscal 2010. Fiscal 2011 income included $51.8 million of inventory impairments and write-offs, $40.9 million of impairment charges related to our investments in unconsolidated entities, $3.8 million of expenses related to repurchases of our debt, and an income tax benefit of $69.2 million. The fiscal 2010 loss included inventory impairments and write-offs of $115.3 million, $1.2 million of expenses related to repurchases of our debt, and an income tax benefit of $113.8 million.
At October 31, 2011, we had $1.14 billion of cash, cash equivalents and marketable securities on hand and approximately $784.7 million available under our $885.0 million revolving credit facility which matures in October 2014. During fiscal 2011, we used available cash to repurchase or redeem $55.1 million of our senior notes. Between October 31, 2006 and October 31, 2011, we increased our cash position (including marketable securities) by approximately $507.4 million and reduced debt by approximately $692.9 million.
Recent Development
In November 2011, we acquired substantially all of the assets of CamWest Development LLC. CamWest develops a variety of home types, including luxury single-family homes, condominiums, and townhomes throughout the Seattle, Washington metropolitan area, primarily in King and Snohomish Counties. For calendar year 2011, CamWest expected to deliver approximately 180 homes and produce revenues of approximately $90 million. The assets we acquired included approximately 1,245 home sites owned and 254 home sites controlled through land purchase agreements. The acquisition increased our selling community count by 15 communities.
Our Challenging Business Environment and Current Outlook
The ongoing downturn in the U.S. housing market, which began in the fourth quarter of our fiscal 2005, has been the longest and most severe since the Great Depression. The value of our net contracts signed in fiscal 2011 was $1.60 billion, a decline of 78% from the $7.15 billion of net contracts signed in fiscal 2005. The downturn, which we believe started with a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale, has been exacerbated by, among other things, a decline in the overall economy, increased unemployment, the increased number of vacant homes, fear of job loss, a decline in home prices and the resulting reduction in home equity, the large number of homes that are vacant and homes that are or will be available due to foreclosures, the inability of some of our home buyers or some prospective buyers of their homes to sell their current home, and the direct and indirect impact of the turmoil in the mortgage loan market.
We continue to believe that many of our markets and housing in general have reached bottom; however, we expect that there may be more periods of volatility in the future. Our target customers generally have remained employed during this downturn. Many have deferred their home buying decisions, however, because of concerns over the direction of the economy and media headlines suggesting that home prices continue to decline. We continue to believe that, once the economy and consumer confidence improve and the unemployment rate declines, pent-up demand will be released and, gradually, more buyers will enter the market. We continue to believe that the key to a full recovery in our business depends on these factors as well as a sustained stabilization of financial markets and home prices.

We also believe that the medium and long-term futures for us and the homebuilding industry are bright. A 2011 Harvard University study projects that under both low- and high- growth scenarios, housing demand in the 2010-2020 period should exceed that of the previous three decades. In many markets, the pipeline of approved and improved home sites has dwindled as builders and developers have lacked both the capital and the economic benefit for bringing sites through approvals. Therefore, when demand picks up, builders and developers with approved land in well-located markets will be poised to benefit. We believe that this will be particularly true for us because our land portfolio is heavily weighted in the metro Washington, DC to metro Boston corridor where land is scarce, approvals are more difficult to obtain and overbuilding has been relatively less prevalent than in the Southeast and Western regions.
We continue to seek a balance between our short-term goal of selling homes in a tough market and our long-term goal of maximizing the value of our communities. We continue to believe that many of our communities are in desirable locations that are difficult to replace and in markets where approvals have been increasingly difficult to obtain. We believe that many of these communities have substantial embedded value that may be realized in the future and that this value should not necessarily be sacrificed in the current soft market.
Competitive Landscape
Based on our experience during prior downturns in the housing industry, we believe that attractive land acquisition opportunities arise in difficult times for those builders that have the financial strength to take advantage of them. In the current challenging environment, we believe our strong balance sheet, liquidity, access to capital, broad geographic presence, diversified product line, experienced personnel and national brand name all position us well for such opportunities now and in the future.
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
As market conditions improve over time, we believe that geographic and product diversification, access to lower-cost capital and strong demographics will benefit those builders, like us who can control land and persevere through the increasingly difficult regulatory approval process. We believe that these factors favor the large publicly traded homebuilding companies with the capital and expertise to control home sites and gain market share. We also believe that over the past five years, many builders and land developers reduced the number of home sites that were taken through the approval process. The process continues to be difficult and lengthy, and the political pressure from no-growth proponents continues to increase, but we believe our expertise in taking land through the approval process and our already-approved land positions will allow us to grow in the years to come, as market conditions improve.
Land Acquisition and Development
Because of the length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and deliver a home after a home buyer signs an agreement of sale, we are subject to many risks. In certain cases, we attempt to reduce some of these risks by utilizing one or more of the following methods: controlling land for future development through options (also referred to herein as “land purchase contracts” or “option and purchase agreements”), thus allowing the necessary governmental approvals to be obtained before acquiring title to the land; generally commencing construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from the buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis. Our risk reduction strategy of generally not commencing the construction of a detached home until we have an agreement of sale with a buyer was effective prior to this current downturn in the housing market, but, due to the number of cancellations of agreements of sale that we had during fiscal 2007, 2008 and 2009, many of which were for homes on which we had commenced construction, the number of homes under construction in detached single-family communities for which we did not have an agreement of sale increased from our historical levels. With our contract cancellation rates returning to more normal levels in fiscal 2010 and 2011, and the sale of these units, we have reduced the number of unsold units to more historical levels. In addition, over the past several years, the number of our attached-home communities has grown, resulting in an increase in the number of unsold units under construction.

In response to the decline in market conditions over the past several years, we have re-evaluated and renegotiated or cancelled many of our land purchase contracts. In addition, we have sold, and may continue to sell, certain parcels of land that we have identified as non-strategic. As a result, we reduced our land position from a high of approximately 91,200 home sites at April 30, 2006, to approximately 37,500 home sites at October 31, 2011. We continue to position ourselves for the anticipated recovery through the opportunistic and, we believe, prudent purchase of land and the continued growth of our community count. Based on our belief that the housing market has bottomed, the increased attractiveness of land available for purchase and the revival of demand in certain areas, we have begun to increase our land positions. During fiscal 2011 and fiscal 2010, we acquired control of approximately 5,300 home sites (net of options terminated) and 5,600 home sites (net of options terminated), respectively. Of the 37,500 home sites controlled at October 31, 2011, we owned approximately 30,200. Of these 30,200 home sites, significant improvements were completed on approximately 11,693 of them. At October 31, 2011, we were selling from 215 communities, compared to 195 and 200 communities at October 31, 2010 and 2009, respectively. Our November 2011 acquisition of CamWest assets further increases the number of our home sites controlled and our selling community count.
We expect to be selling from 235 to 255 communities at October 31, 2012. In addition, at October 31, 2011, we had 45 communities that were temporarily closed due to market conditions, none of which we expect to reopen prior to October 31, 2012.
Availability of Customer Mortgage Financing
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
While the range of mortgage products available to a potential home buyer is not what it was in 2005 — 2007, we have seen improvements over the past year. Indications from industry participants, including commercial banks, mortgage banks, mortgage REITS and mortgage insurance companies are that availability, parameters and pricing of jumbo loans are all improving. We believe that improvement should not only enhance financing alternatives for existing jumbo buyers, but should help to offset the reduction in Fannie Mae/Freddie Mac-eligible loan amounts in some markets. Based on the mortgages provided by our mortgage subsidiary during fiscal 2011, we do not expect the change in the Fannie Mae/Freddie Mac-eligible loan amounts to have a significant impact on our business.
There has been significant media attention given to mortgage put-backs, a practice by which a buyer of a mortgage loan tries to recoup losses from the loan originator. We do not believe this is a material issue for our mortgage subsidiary. Of the approximately 13,900 loans sold by our mortgage subsidiary since November 1, 2004, only 30 have been the subject of either actual indemnification payments or take-backs or contingent liability loss provisions related thereto. We believe that this is due to (i) our typical home buyer’s financial position and sophistication, (ii) on average, our home buyers who use mortgage financing to purchase a home pay approximately 30% of the purchase price in cash, (iii) our general practice of not originating certain loan types such as option adjustable rate mortgages and down payment assistance products, and our origination of very few sub-prime, high loan-to-value and no documentation loans and (iv) our elimination of “early payment default” provisions from each of our agreements with our mortgage investors several years ago.

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
Gibraltar
We continue to look for other distressed real estate opportunities through Gibraltar. Gibraltar continues to selectively review a steady flow of new opportunities, including FDIC and bank portfolios and other distressed real estate investments. In September, 2011, Gibraltar acquired three portfolios of non-performing loans consisting of 38 loans with an unpaid principal balance of approximately $71.4 million. The portfolios include residential acquisition, development, and construction loans secured by properties at various stages of completion.
In March 2011, Gibraltar acquired a 60% participation in a portfolio of 83 non-performing loans with outstanding principal balances aggregating approximately $200 million. The portfolio consists primarily of residential acquisition, development and construction loans secured by properties at various stages of completion. Gibraltar oversees the day-to-day management of the portfolio in accordance with the business plans which are jointly approved by Gibraltar and the co-participant. In fiscal 2011, Gibraltar acquired an interest in four properties through foreclosure or obtaining deeds in lieu of foreclosure related to this loan portfolio. At October 31, 2011, Gibraltar’s pro-rata share of the carrying value of these properties was $5.9 million.
In July 2010, Gibraltar invested in a joint venture in which it is a 20% participant with two unrelated parties to purchase a 40% interest in an entity that owned a $1.7 billion face value FDIC portfolio of former Amtrust Bank assets.
During the fiscal 2011, we recognized $6.9 million of income from the Gibraltar operations.
CONTRACTS AND BACKLOG
The aggregate value of gross sales contracts signed increased 8.7% in fiscal 2011, as compared to fiscal 2010, and decreased 3.4% in fiscal 2010, as compared to fiscal 2009. The value of gross sales contracts signed was $1.71 billion (2,965 homes) in fiscal 2011, $1.57 billion (2,789 homes) in fiscal 2010 and $1.63 billion (2,903 homes) in fiscal 2009. The increase in the aggregate value of gross contracts signed in the fiscal 2011, as compared to fiscal 2010, was the result of a 6.3% increase in the number of gross contracts signed, and a 2.3% increase in the average value of each contract signed. The increase in the number of gross contracts signed in fiscal 2011, as compared to fiscal 2010, was primarily due to the increase in the number of selling communities in fiscal 2011. The decrease in the aggregate value of gross contracts signed in fiscal 2010, as compared to fiscal 2009, was the result of a 3.9% decrease in the number of gross contracts signed, offset, in part, by a slight increase in the average value of each contract signed.
In fiscal 2011, 2010, 2009 and 2008, home buyers cancelled $102.8 million (181 homes), $98.3 million (184 homes), $321.2 million (453 homes) and $733.2 million (993 homes) of signed contracts, respectively. As a percentage of the number of gross contracts signed in fiscal 2011, 2010, 2009 and 2008, home buyers cancelled 6.1%, 6.6%, 15.6% and 25.3%, in those respective years, and 6.0%, 6.3%, 19.8% and 31.3% of the value of gross contracts signed in those respective years. Our contract cancellation rates in fiscal 2011 and 2010 have been comparable to the cancellation rates prior to fiscal 2006.
The aggregate value of net contracts signed increased 9.0% in fiscal 2011, as compared to fiscal 2010. The value of net contracts signed was $1.60 billion (2,784 homes) in fiscal 2011, $1.47 billion (2,605 homes) in fiscal 2010 and $1.30 billion (2,450 homes) in fiscal 2009. The increase in fiscal 2011, as compared to fiscal 2010, was the result of a 6.9% increase in the number of net contracts signed, and a 2.0% increase in the average value of each contract signed. The increase in the number of contracts signed in fiscal 2011 was primarily due to the increased number of communities that we had open for sale in fiscal 2011, as compared to fiscal 2010.
The aggregate value of net contracts signed increased 12.8% in fiscal 2010, as compared to fiscal 2009. The increase in fiscal 2010, as compared to fiscal 2009, was the result of a 6.3% increase in the number of net contracts signed and a 6.1% increase in the average value of each contract signed. The increase in the number of net contracts signed in fiscal 2010, as compared to fiscal 2009, was due to the significant decline in contract cancellations in fiscal 2010 as compared to fiscal 2009. The increase in the average value of net contracts signed in fiscal 2010, as compared to fiscal 2009, was due primarily to a 24.7% lower average value of the contracts cancelled in fiscal 2010, as compared to the average value of contracts cancelled in fiscal 2009, and lower sales incentives given to home buyers in fiscal 2010, as compared to fiscal 2009, offset, in part, by a shift in the number of contracts signed to less expensive products in fiscal 2010, as compared to fiscal 2009.

Backlog consists of homes under contract but not yet delivered to our home buyers. The value of our backlog at October 31, 2011, 2010 and 2009 was $981.1 million (1,667 homes), $852.1 million (1,494 homes) and $874.8 million (1,531 homes), respectively. The 15.1% and 11.6% increase in the value and number of homes of backlog at October 31, 2011 as compared the October 31, 2010, was due to the increase in the number and the average value of net contracts signed in fiscal 2011, as compared to fiscal 2010 and the decrease in the aggregate value and number of our deliveries in fiscal 2011, as compared to the aggregate value and number of deliveries in fiscal 2010, offset, in part, by the decrease in the value of our backlog at October 31, 2010, as compared to our backlog at October 31, 2009. The decreases in backlog at October 31, 2010, as compared to the backlog at October 31, 2009 and at October 31, 2009, as compared to October 31, 2008, were primarily attributable to the continued decline in the new home market in fiscal 2010 and 2009, and the decrease in the value and number of net contracts signed in fiscal 2010, as compared to fiscal 2009, as well as in fiscal 2009, as compared to fiscal 2008, offset, in part, by lower deliveries in both fiscal 2010 and 2009, as compared to the preceding fiscal years.
For more information regarding revenues, gross contracts signed, contract cancellations and net contracts signed by geographic segment, see “Geographic Segments” in this MD&A.
CRITICAL ACCOUNTING POLICIES
We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.
Inventory
Inventory is stated at cost unless an impairment exists, in which case it is written down to fair value in accordance with GAAP. In addition to direct land acquisition, land development and home construction costs, costs also include interest, real estate taxes and direct overhead related to development and construction, which are capitalized to inventory during periods beginning with the commencement of development and ending with the completion of construction. For those communities that have been temporarily closed, no additional capitalized interest is allocated to the community’s inventory until it re-opens, and other carrying costs are expensed as incurred. Once a parcel of land has been approved for development and we open the community, it can typically take four or more years to fully develop, sell and deliver all the homes. Longer or shorter time periods are possible depending on the number of home sites in a community and the sales and delivery pace of the homes in a community. Our master planned communities, consisting of several smaller communities, may take up to ten years or more to complete. Because our inventory is considered a long-lived asset under GAAP, we are required to regularly review the carrying value of each of our communities and write down the value of those communities for which we believe the values have been impaired.
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
We provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable in each of the three fiscal years ended October 31, 2011, 2010 and 2009 as shown in the table below (amounts in thousands).

	2011	2010	2009
Land controlled for future communities	$17,752	$6,069	$28,518
Land owned for future communities	17,000	55,700	169,488
Operating communities	17,085	53,489	267,405

	$51,837	$115,258	$465,411

The table below provides, for the periods indicated, the number of operating communities that we tested for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and, as of the end of the period indicated, the fair value of those communities, net of impairment charges ($ amounts in millions).

		Impaired operating communities
			Fair value of
			communities,
	Number of		net of
	communities	Number of	impairment	Impairment
Three months ended:	tested	communities	charges	charges
Fiscal 2011:
January 31	143	6	$56,105	$5,475
April 30	142	9	$40,765	10,725
July 31	129	2	$867	175
October 31	114	3	$3,367	710

				$17,085

Fiscal 2010:
January 31	260	14	$60,519	$22,750
April 30	161	7	$53,594	15,020
July 31	155	7	$21,457	6,600
October 31	144	12	$39,209	9,119

				$53,489

Fiscal 2009:
January 31	289	41	$216,227	$108,300
April 30	288	36	$181,790	67,410
July 31	288	14	$67,713	46,822
October 31	254	21	$116,379	44,873

				$267,405

Variable Interest Entities: We have a significant number of land purchase contracts and several investments in unconsolidated entities which we evaluate in accordance with GAAP. We analyze our land purchase contracts and the unconsolidated entities in which we have an investment to determine whether the land sellers and unconsolidated entities are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary. If we are determined to be the primary beneficiary of the VIE, we must consolidate it. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. At October 31, 2011, the Company had determined that 48 land purchase contracts, with an aggregate purchase price of $453.0 million, on which we had made aggregate deposits totaling $24.2 million, were VIEs, and that we were not the primary beneficiary of any VIE related to these land purchase contracts.
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
Since the beginning of fiscal 2007, we recorded significant deferred tax assets. These deferred tax assets were generated primarily by inventory impairments and impairments of investments in and advances to unconsolidated entities. In accordance with GAAP, we assessed whether a valuation allowance should be established based on our determination of whether it is “more likely than not” that some portion or all of the deferred tax assets would not be realized. We believe that the continued downturn in the housing market, the uncertainty as to its length and magnitude, our continued recognition of impairment charges, and our cumulative operating losses in recent years are significant evidence of the need for a valuation allowance against our net deferred tax assets. We have recorded valuation allowances against all of our net deferred tax assets.
We are allowed to carry forward tax losses for 20 years and apply such tax losses to future taxable income to realize federal deferred tax assets. In addition, we will be able to reverse previously recognized valuation allowances during any future period in which we report book income before taxes. We will continue to review our deferred tax assets in accordance with GAAP.

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted into law. The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in a tax year ending after December 31, 2007 and beginning before January 1, 2010 to be carried back for up to five years (such losses were previously limited to a two-year carryback). This change allowed us to carry back our fiscal 2010 taxable losses to prior years and receive a tax refund of $154.3 million which was received in the second quarter of fiscal 2011. We had recorded an expected refund of $141.6 million in our October 31, 2010 consolidated financial statements.
For state tax purposes, due to past losses and projected future losses in certain jurisdictions where we do not have carryback potential and/or cannot sufficiently forecast future taxable income, we recognized net cumulative valuation allowances against our state deferred tax assets of $74.0 million as of October 31, 2011 and $45.0 million as of October 31, 2010. Future valuation allowances in these jurisdictions may continue to be recognized if we believe we will not generate sufficient future taxable income to utilize future state deferred tax assets.
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
OFF-BALANCE SHEET ARRANGEMENTS
We have investments in and advances to various unconsolidated entities. At October 31, 2011, we had investments in and advances to these entities, net of impairment charges recognized, of $126.4 million, and were committed to invest or advance $11.8 million to these entities if they require additional funding.
The trends, uncertainties or other factors that have negatively impacted our business and the industry in general have also impacted the unconsolidated entities in which we have investments. We review each of our investments on a quarterly basis for indicators of impairment. A series of operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of our investment in the unconsolidated entity has occurred. If a loss exists, we further review to determine if the loss is other than temporary, in which case, we write down the investment to its fair value. The evaluation of our investment in unconsolidated entities entails a detailed cash flow analysis using many estimates including but not limited to expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, market conditions and anticipated cash receipts, in order to determine projected future distributions. Each of the unconsolidated entities evaluates its inventory in a similar manner as we do. See “Critical Accounting Policies — Inventory” in this MD&A for more detailed disclosure on our evaluation of inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, our proportionate share is reflected in (loss) income from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities. During fiscal 2011, based upon our evaluation of the fair value of our investments in unconsolidated entities, we determined, due to the continued deterioration of the market in which some of our joint ventures operate, that there was an other than temporary impairment of our investments in these joint ventures. Based on this determination, we recognized $40.9 million of impairment charges against the carrying value of our investments.

On October 27, 2011, a bankruptcy court issued an order confirming a plan of reorganization for South Edge, LLC (“South Edge”), a Nevada land development joint venture, which was the subject of an involuntary bankruptcy petition filed in December, 2010. Pursuant to the plan of reorganization, South Edge settled litigation regarding a loan made by a syndicate of lenders to South Edge having a principal balance of $327.9 million, for which we had executed certain completion guarantees and conditional repayment guarantees. The confirmed plan of reorganization provided for a cash settlement to the lenders, the acquisition of land by us and the other members of South Edge which are parties to the agreement, and the resolution of all claims between members of the lending syndicate representing 99% of the outstanding amounts due under the loan, the bankruptcy trustee and the members of South Edge which are parties to the agreement. We believe we have made adequate provision at October 31, 2011 for the settlement, including the accrual for our share of the cash payments required under the agreement, any remaining exposure to lenders which are not parties to the agreement and recording impairments to reflect the estimated fair value of land to be acquired. In November 2011, we made a payment of $57.6 million as our share of the settlement.
Our investments in these entities are accounted for using the equity method.
RESULTS OF OPERATIONS
The following table compares certain items in our statement of operations for fiscal 2011, 2010 and 2009 ($ amounts in millions):

	2011		2010		2009
	$	%	$	%	$	%
Revenues	1,475.9		1,494.8		1,755.3

Cost of revenues	1,260.8	85.4	1,376.6	92.1	1,951.3	111.2
Selling, general and administrative	261.4	17.7	263.2	17.6	313.2	17.8
Interest expense	1.5	0.1	22.8	1.5	7.9	0.5

	1,523.6	103.2	1,662.5	111.2	2,272.5	129.5

Loss from operations	(47.7)		(167.8)		(517.2)
Other
(Loss) income from unconsolidated entities	(1.2)		23.5		(7.5)
Interest and other income	23.4		28.3		41.9
Expenses related to early retirement of debt	(3.8)		(1.2)		(13.7)

Loss before income taxes	(29.4)		(117.2)		(496.5)
Income tax (benefit) provision	(69.2)		(113.8)		259.4

Net income (loss)	39.8		(3.4)		(755.8)

Note: Amounts may not add due to rounding.

FISCAL 2011 COMPARED TO FISCAL 2010
REVENUES AND COST OF REVENUES
Revenues for fiscal 2011 were lower than those for fiscal 2010 by approximately $18.9 million, or 1.3%. This decrease was primarily due to a decrease in the number of homes delivered. The decrease in the number of homes delivered in fiscal 2011, as compared to fiscal 2010, was primarily due to the lower number of homes in backlog at the beginning of fiscal 2011, as compared to the beginning of fiscal 2010.
Cost of revenues as a percentage of revenues was 85.4% in fiscal 2011, as compared to 92.1% in fiscal 2010. In fiscal 2011 and 2010, we recognized inventory impairment charges and write-offs of $51.8 million and $115.3 million, respectively. Cost of revenues as a percentage of revenues, excluding impairments, was 81.9% of revenues in fiscal 2011, as compared to 84.4% in fiscal 2010. The decrease in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in fiscal 2011, as compared to fiscal 2010, was due primarily to lower costs, as a percentage of revenues, on the homes delivered in fiscal 2011 than those delivered in fiscal 2010. The lower percentage was primarily due to the delivery of fewer quick-delivery homes in fiscal 2011, as compared to fiscal 2010, as our supply of quick-delivery homes has dwindled, the reduction in costs realized from our new centralized purchasing initiatives, and reduced costs realized in fiscal 2011 because fewer homes were delivered from certain higher cost communities, as compared to fiscal 2010, as these communities delivered their final homes. Generally, the cost, as a percentage of revenues, of a quick-delivery home is higher than our standard contract and build homes (“to be built homes”). The reduction in costs was offset, in part, by higher interest costs in fiscal 2011, as compared to fiscal 2010. In fiscal 2011 and 2010, interest cost as a percentage of revenues was 5.3% and 5.1%, respectively. The higher interest cost as a percentage of revenue was due to inventory generally being held for a longer period of time and, over the past several years, fewer qualifying assets to which interest can be allocated which resulted in higher amounts of capitalized interest allocated to qualifying inventory.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)
SG&A decreased by $1.9 million in fiscal 2011, as compared to fiscal 2010. As a percentage of revenues, SG&A was 17.7% in fiscal 2011, as compared to 17.6% in fiscal 2010. The increase in SG&A, as a percentage of revenues, was due primarily to increased compensation costs and increased sales and marketing costs, offset, in part, by an insurance claim recovery and the reversal of previously accrued costs due to changes in estimates. The increased compensation and sales and marketing costs were due primarily to the increased number of communities we had open in fiscal 2011, as compared to fiscal 2010.
INTEREST EXPENSE
Interest incurred on average homebuilding indebtedness in excess of average qualified inventory is charged directly to the statement of operations in the period incurred. Interest expensed directly to the statement of operations in fiscal 2011 and fiscal 2010 was $1.5 million and $22.8 million, respectively. The decrease in the amount of interest expensed directly was due to a higher amount of qualified inventory and a lower amount of debt in fiscal 2011, as compared to fiscal 2010. Due to the increase in qualified inventory and the decrease of our indebtedness in the last six months of fiscal 2011, we did not have any directly expensed interest in that period.
(LOSS) INCOME FROM UNCONSOLIDATED ENTITIES
We are a participant in several joint ventures. We recognize our proportionate share of the earnings and losses from these entities. The trends, uncertainties or other factors that have negatively impacted our business and the industry in general and which are discussed in the “Overview” section of this MD&A have also impacted the unconsolidated entities in which we have investments. Most of our joint ventures are land development projects or high-rise/mid-rise construction projects and do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, the joint ventures will generally, over a relatively short period of time, generate revenues and earnings until all the assets of the entity are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from year to year.
In fiscal 2011, we recognized $1.2 million of losses from unconsolidated entities, as compared to $23.5 million of income in fiscal 2010. The loss in fiscal 2011 included $40.9 million of impairment charges that we recognized on our investments in unconsolidated entities. No impairment charges were recognized in fiscal 2010. See “Off-Balance Sheet Arrangements” in this MD&A for information related to these impairment charges. The income from unconsolidated entities in fiscal 2011, excluding the impairment charges recognized, was $39.7 million in fiscal 2011, as compared to $23.5 million in fiscal 2010. The increase was due principally to higher income generated in fiscal 2011 from two of our high-rise construction ventures which had significantly more deliveries in fiscal 2011, as compared to fiscal 2010, income generated from our structured asset joint venture and distributions in fiscal 2011 from ventures in excess of our cost basis in the ventures of $7.3 million, offset, in part, by the reversal in fiscal 2010 of $11.0 million of accrued costs related to litigation against us and an unconsolidated entity in which we had an investment, due to settlement of the litigation for an amount that was less than we had previously estimated.

INTEREST AND OTHER INCOME
For fiscal 2011 and 2010, interest and other income was $23.4 million and $28.3 million, respectively. The decrease in interest and other income in fiscal 2011 was primarily due to a decline of $9.1 million of retained customer deposits in fiscal 2011, as compared to fiscal 2010, offset, in part, by increased management fee income, an increase in interest income and a profit participation received in fiscal 2011 from the sale of a non-core asset in fiscal 2009, as compared to fiscal 2010.
EXPENSES RELATED TO EARLY RETIREMENT OF DEBT
In fiscal 2011, we purchased $55.1 million of our senior notes in the open market at various prices and expensed $3.8 million related to the premium paid on, and other debt redemption costs of, our senior notes.
In fiscal 2010, we purchased $45.5 million of our senior notes in open market purchases at various prices and expensed $1.2 million related to the premium paid and other debt redemption costs of our senior notes and the write-off of the unamortized costs related to our revolving credit facility that was terminated in October 2010.
LOSS BEFORE INCOME TAXES
For fiscal 2011, we reported a loss before income tax benefit of $29.4 million, as compared to a loss before income tax benefit of $117.2 million in fiscal 2010.
INCOME TAX BENEFIT
We recognized a $69.2 million tax benefit in fiscal 2011. Based upon the federal statutory rate of 35%, our tax benefit would have been $10.3 million. The difference between the tax benefit recognized and the tax benefit based on the federal statutory rate was due primarily to the reversal of $52.3 million of previously accrued taxes on uncertain tax positions that were resolved during fiscal 2011, a reversal of prior valuation allowances of $25.7 million that were no longer needed, an increase of deferred tax assets, net, of $25.9 million and a tax benefit for state income taxes, net of federal benefit of $1.0 million, offset, in part, by $43.9 million of net new deferred tax valuation allowance and $3.1 million of accrued interest and penalties.
We recognized a $113.8 million tax benefit in fiscal 2010. Based upon the federal statutory rate of 35%, our tax benefit would have been $41.0 million. The difference between the tax benefit recognized and the tax benefit based on the federal statutory rate was due primarily to the reversal of prior tax provisions of $39.5 million due to the expiration of statutes and settlements, a reversal of prior valuation allowances of $128.6 million that were no longer needed, and a tax benefit for state income taxes, net of federal benefit of $3.8 million offset, in part, by an increase in unrecognized tax benefit of $35.6 million, and a net new deferred tax valuation allowance of $55.5 million and $9.3 million of accrued interest and penalties.
The large reversal of valuation allowances previously recognized in fiscal 2010 was due to our expected recovery of certain deferred tax assets through our ability to carryback fiscal 2010 tax losses to prior years and receive a refund of the applicable federal taxes. The recovery of deferred tax assets principally related to inventory impairments and impairments of investments in and advances to unconsolidated entities recognized for income tax purposes in fiscal 2010 that were recognized for book purposes in prior years. See “— Critical Accounting Policies — Income Taxes — Valuation Allowance,” above, for information regarding the valuation allowances against our net deferred tax assets.
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
Cost of revenues as a percentage of revenues was 92.1% in fiscal 2010, as compared to 111.2% in fiscal 2009. In fiscal 2010 and 2009, we recognized inventory impairment charges and write-offs of $115.3 million and $465.4 million, respectively. Interest cost as a percentage of revenues was 5.1% in fiscal 2010, as compared to 4.5% in fiscal 2009. The higher interest cost as a percentage of revenue was due to inventory generally being held for a longer period of time, fewer qualifying assets to which interest can be allocated which resulted in higher amounts of capitalized interest allocated to qualifying inventory, and lower average prices of homes delivered. Cost of revenues as a percentage of revenues, excluding impairments and interest, was 79.7% of revenues in fiscal 2010, as compared to 80.2% in fiscal 2009. This decline was primarily due to lower incentives given on homes delivered and lower overhead and closing costs, offset, in part, by higher cost of land, land improvement and house construction costs.
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
INTEREST AND OTHER INCOME
Interest and other income were $28.3 million in fiscal 2010 and $41.9 million in fiscal 2009. The decrease in interest and other income in fiscal 2010, as compared to fiscal 2009, was primarily due to declines in fiscal 2010, as compared to fiscal 2009, of $10.6 million of retained customer deposits and $3.4 million in interest income.

EXPENSES RELATED TO EARLY RETIREMENT OF DEBT
In fiscal 2010, we purchased $45.5 million of our senior notes in open market purchases at various prices and expensed $1.2 million related to the premium paid and other debt redemption costs of our senior notes and the write-off of the unamortized costs related to our revolving credit facility that was terminated in October 2010.
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
In fiscal 2010 and 2009, we recognized $55.4 million and $458.3 million of valuation allowance, respectively. In addition, in fiscal 2010, we reversed $128.6 million of valuation allowances previously recognized. The decline in the valuation allowances recognized in fiscal 2010, as compared to fiscal 2009, was due primarily to the decline in the amount of inventory impairments and impairments of investments in and advances to unconsolidated entities recognized in fiscal 2010, as compared to fiscal 2009. The reversal of valuation allowances previously recognized in fiscal 2010 is due to our expected recovery of certain deferred tax assets through our ability to carryback fiscal 2010 tax losses to prior years and receive a refund of the applicable federal taxes. The recovery of deferred tax assets principally related to inventory impairments and impairments of investments in and advances to unconsolidated entities recognized for income tax purposes in fiscal 2010 that were recognized for book purposes in prior years. See “— Critical Accounting Policies — Income Taxes — Valuation Allowance,” above, for information regarding the valuation allowances against our net deferred tax assets.
Excluding valuation adjustments, the difference in the effective tax rate for fiscal 2010, as compared to fiscal 2009, was primarily due to: (a) the reversal in fiscal 2010 of $39.5 million of accruals against potential tax assessments, which were no longer needed due to our settlement of various federal and state audits and the expiration of the applicable statute of limitations for federal and state tax purposes, as compared to $77.3 million in fiscal 2009; (b) the recording of $35.6 million of unrecognized tax benefits in fiscal 2010, as compared to $39.5 million in fiscal 2009; (c) the recognition of $9.3 million of interest and penalties in fiscal 2010, as compared to $6.8 million of interest and penalties recognized in fiscal 2009; (d) the recognition of a $3.8 million state tax benefit, before valuation allowance, in fiscal 2010, as compared to a $14.5 million state tax benefit, before valuation allowance, recognized in fiscal 2009; and (e) the loss of tax credits recognized in years prior to fiscal 2009 that were lost due to the elimination of taxable income in those years as a result of the carryback of fiscal 2009 tax losses. The increase in the interest and penalties recognized is due to the increase in number of tax years open to assessment and potential additional taxes due. The decline in the state tax benefit is due primarily to the decline in the reported loss in fiscal 2010, as compared to fiscal 2009.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been and continues to be provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings and the public debt and equity markets. Prior to fiscal 2008, we used our cash flow from operating activities before inventory additions, bank borrowings and the proceeds of public debt and equity offerings to acquire additional land for new communities, fund additional expenditures for land development, fund construction costs needed to meet the requirements of our backlog, invest in unconsolidated entities, purchase our stock and repay debt. Between October 31, 2006 and October 31, 2011, we increased our cash position (including marketable securities) by approximately $507.4 million and reduced debt by approximately $692.9 million.

At October 31, 2011, we had $1.14 billion of cash and cash equivalents and marketable securities on hand and approximately $784.7 million available under our $885 million revolving credit facility which extends to October 2014. In fiscal 2011, cash flow provided by operating activities was $52.9 million. Cash provided by operating activities during fiscal 2011 was primarily from our earnings before inventory and joint venture impairments, and depreciation and amortization, the receipt of a $154.3 million federal income tax refund and a decrease in restricted cash, offset, in part, by an increase in inventory. We used $74.5 million of cash in our investing activities in fiscal 2011, primarily for investments made in non-performing loan portfolios and marketable securities and the purchase of property, construction and office equipment, offset, in part, by the return of investments from unconsolidated entities and from our non-performing loan portfolios. We also used $111.1 million of cash in financing activities in fiscal 2011, principally for the $58.8 million redemption of senior notes, the net repayment of $31.4 million of loans payable and the purchase of $49.1 million of treasury stock, offset, in part by proceeds received from our stock-based benefit plans. During November and December of 2011, we used $143.7 million of our available cash for the acquisition of the CamWest assets, $57.6 million to fund the litigation settlement related to South Edge and $70.5 million to fund a new joint venture project in New York City.
At October 31, 2010, we had $1.24 billion of cash and cash equivalents and marketable securities on hand, a decrease of $672.0 million compared to October 31, 2009. In fiscal 2010, cash flow used in operating activities was $146.3 million. Cash used in operating activities during fiscal 2010 was primarily used to acquire inventory, collateralize approximately $54.4 million of letters of credit and fund an increase in mortgage loan originations in excess of mortgage loan sales, offset, in part, by cash flow generated from our earnings before inventory impairments, depreciation and amortization. We used $151.4 million of cash in our investing activities in fiscal 2010, primarily for investments in marketable securities and for investments made in our unconsolidated entities. We also used $471.0 million of cash in financing activities in fiscal 2010, principally for the repayment of our $331.7 million bank term loan, $94.0 million for the redemption of senior and senior subordinated notes, and repayment of $103.2 million of other loans payable, offset, in part, by $45.4 million of net borrowings on our mortgage company warehouse loan, $7.6 million of proceeds from stock-based benefit plans and $5.0 million of tax benefits from stock-based compensation.
In fiscal 2009, our cash and cash equivalents and marketable securities increased by $275.4 million. In fiscal 2009, cash flow provided by operating activities was $283.2 million. Cash provided by operating activities was primarily generated by a reduction in inventory and the receipt of income tax refunds on previously paid taxes, offset, in part, by the payment of accounts payable and accrued liabilities and income tax payments made for the settlement of previously accrued tax audits. The decreases in inventory, accounts payable and accrued liabilities were primarily due to the decline in our business as previously discussed. We used $132.2 million of cash in our investing activities in fiscal 2009, primarily for investments in marketable securities and for investments in our unconsolidated entities. We also generated a net of $23.2 million of cash from financing activities in fiscal 2009, principally from the issuance of an aggregate of $650.0 million principal amount of senior notes in the public debt markets (net proceeds amounted to $635.8 million), $637.0 million of other borrowings (primarily from our mortgage company warehouse loan), and issuance of securities under our stock-based benefit plans and the tax benefits of stock-based compensation, offset, in part, by the redemption of, and tender for, an aggregate of $495.1 million principal amount of senior and senior subordinated notes, $12.0 million of expenses related to such redemption and tender offer, and the repayment of $785.9 million of other borrowings, of which $624.2 million was on our mortgage company warehouse loan.
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own several years’ supply of home sites, we do not need to buy home sites immediately to replace those which we deliver. In addition, we generally do not begin construction of our single-family detached homes until we have a signed contract with the home buyer, although in the past several years, due to the high cancellation rate of customer contracts and the increase in the number of attached-home communities from which we were operating (all of the units of which are generally not sold prior to the commencement of construction), the number of speculative homes in our inventory increased significantly. Should our business remain at its current level or further decline, we believe that our inventory levels would continue to decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own and as we sell and deliver the speculative homes that are currently in inventory, resulting in additional cash flow from operations. In addition, we might continue to delay or curtail our acquisition of additional land, as we have since the second half of fiscal 2006, which would further reduce our inventory levels and cash needs. At October 31, 2011, we owned or controlled through options 37,497 home sites, as compared to 34,852 at October 31, 2010, 31,917 at October 31, 2009 and 91,200 at April 30, 2006, the high point of our home sites owned and controlled. Of the 37,497 home sites owned or controlled through options at October 31, 2011, we owned 30,199; of our owned home sites, significant improvements were completed on approximately 11,693 of them.

At October 31, 2011, the aggregate purchase price of land parcels under option and purchase agreements was approximately $564.4 million (including $12.5 million of land to be acquired from joint ventures in which we have invested). Of the $564.4 million of land purchase commitments, we had paid or deposited $38.0 million and, if we acquire all of these land parcels, we will be required to pay an additional $526.4 million. The purchases of these land parcels are scheduled over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
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
In October 2010, we entered into an $885 million revolving credit facility with 12 banks, which extends to October 2014. The facility replaced a $1.89 billion credit facility consisting of a $1.56 billion unsecured revolving credit facility and a $331.7 million term loan facility with 30 banks, which extended to March 17, 2011. Prior to the closing of the new credit facility, we repaid the term loan under the old credit facility from cash on hand. At October 31, 2011, we had no outstanding borrowings under the new credit facility but had outstanding letters of credit of approximately $100.3 million. At October 31, 2011, interest would have been payable on borrowings under our credit facility at 2.75% (subject to adjustment based upon our debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. We are obligated to pay an undrawn commitment fee of 0.50% (subject to adjustment based upon our debt rating and leverage ratios) based on the average daily unused amount of the credit facility. Under the terms of the credit facility, we are not permitted to allow our maximum leverage ratio (as defined in the credit agreement) to exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of approximately $1.87 billion at October 31, 2011. At October 31, 2011, our leverage ratio was approximately 0.18 to 1.00, and our tangible net worth was approximately $2.55 billion. Based upon the minimum tangible net worth requirement, our ability to pay dividends and repurchase our common stock was limited to an aggregate amount of approximately $680 million at October 31, 2011. In addition, at October 31, 2011, we had $13.2 million of letters of credit outstanding with three banks which were not part of our new credit facility; these letters of credit were collateralized by $13.5 million of cash deposits.
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
CONTRACTUAL OBLIGATIONS
The following table summarizes our estimated contractual payment obligations at October 31, 2011 (amounts in millions):

	2012	2013 – 2014	2015 – 2016	Thereafter	Total
Senior notes (a)	$99.3	$711.3	$413.4	$734.8	$1,958.8
Loans payable (a)	39.0	26.2	9.4	68.8	143.4
Mortgage company warehouse loan (a)	58.4				58.4
Operating lease obligations	10.4	15.5	9.8	9.0	44.7
Purchase obligations (b)	499.5	200.8	46.8	28.8	775.9
Retirement plans (c)	3.0	13.0	14.6	43.8	74.4
Other	0.6	1.0	0.7		2.3

	$710.2	$967.8	$494.7	$885.2	$3,057.9

(a)	Amounts include estimated annual interest payments until maturity of the debt. Of the amounts indicated, $1.49 billion of the senior notes, $106.6 million of loans payable and $57.4 million of the mortgage company warehouse loan were recorded on the October 31, 2011 Consolidated Balance Sheet.

(b)	Amounts represent our expected acquisition of land under options or purchase agreements and the estimated remaining amount of the contractual obligation for land development agreements secured by letters of credit and surety bonds. Amounts do not include the $143.7 million payment to acquire substantially all of the assets of CamWest and the $57.6 million payment made to settle the South Edge litigation.

(c)	Amounts represent our obligations under our deferred compensation and supplemental executive retirement plan and our 401(k) salary deferral savings plans. Of the total amount indicated, $49.8 million was recorded on the October 31, 2011 Consolidated Balance Sheet.
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
The following tables summarize information related to revenues, gross contracts signed, contract cancellations, net contracts signed, total revenues and (loss) income before income taxes by geographic segment for fiscal years 2011, 2010 and 2009, and information related to backlog at October 31, 2011, 2010 and 2009 and assets by geographic segment at October 31, 2011 and 2010. (Note: Amounts in tables may not add due to rounding)
Units Delivered and Revenues:

	2011	2010	2009	2011	2010	2009
	Units	Units	Units	(In millions)	(In millions)	(In millions)
North	718	774	983	$381.6	$407.7	$585.3
Mid-Atlantic	887	876	862	499.7	488.4	492.7
South	522	498	544	285.0	264.3	288.2
West	484	494	576	309.6	334.4	389.1

	2,611	2,642	2,965	$1,475.9	$1,494.8	$1,755.3

Gross Contracts Signed:

	2011	2010	2009	2011	2010	2009
	Units	Units	Units	(In millions)	(In millions)	(In millions)
North	817	813	847	$466.6	$418.6	$442.8
Mid-Atlantic	936	902	899	524.1	502.5	498.7
South	713	551	559	416.6	297.1	281.6
West	499	523	598	300.3	352.1	402.8

	2,965	2,789	2,903	$1,707.6	$1,570.3	$1,625.9

Contracts Cancelled:

	2011	2010	2009	2011	2010	2009
	Units	Units	Units	(In millions)	(In millions)	(In millions)
North	67	68	184	$37.0	$35.2	$136.4
Mid-Atlantic	37	44	102	19.8	23.4	74.7
South	45	39	87	28.1	21.1	50.5
West	32	33	80	17.9	18.6	59.6

	181	184	453	$102.8	$98.3	$321.2

Net Contracts Signed:

	2011	2010	2009	2011	2010	2009
	Units	Units	Units	(In millions)	(In millions)	(In millions)
North	750	745	663	$429.6	$383.4	$306.4
Mid-Atlantic	899	858	797	504.3	479.1	424.0
South	668	512	472	388.5	276.0	231.1
West	467	490	518	282.4	333.5	343.2

	2,784	2,605	2,450	$1,604.8	$1,472.0	$1,304.7

Contract Cancellation Rates:
     (as a percentage of gross contracts signed, based on units and dollars)

	2011	2010	2009	2011	2010	2009
	Units	Units	Units	$	$	$
North	8.2%	8.4%	21.7%	7.9%	8.4%	30.8%
Mid-Atlantic	4.0%	4.9%	11.3%	3.8%	4.7%	15.0%
South	6.3%	7.1%	15.6%	6.8%	7.1%	17.9%
West	6.4%	6.3%	13.4%	6.0%	5.3%	14.8%
Total	6.1%	6.6%	15.6%	6.0%	6.3%	19.8%
Backlog at October 31:

	2011	2010	2009	2011	2010	2009
	Units	Units	Units	(In millions)	(In millions)	(In millions)
North	553	521	550	$307.4	$259.3	$283.6
Mid-Atlantic	487	475	493	288.9	284.4	293.6
South	442	296	282	263.2	159.7	148.0
West	185	202	206	121.6	148.7	149.6

	1,667	1,494	1,531	$981.1	$852.1	$874.8

Revenues and (Loss) Income Before Taxes:
The following table summarizes by geographic segment total revenues and (loss) income before income taxes for each of the years ended October 31, 2011, 2010 and 2009 ($ amounts in millions):

				(Loss) income before
	Revenues			income taxes
	2011	2010	2009	2011	2010	2009
North	$381.6	$407.7	$585.3	$42.5	$(2.3)	$(103.3)
Mid-Atlantic	499.7	488.4	492.7	57.6	33.9	(25.0)
South	285.0	264.3	288.2	(25.9)	(35.2)	(49.4)
West	309.6	334.4	389.1	(27.1)	(11.9)	(209.0)
Corporate and other				(76.5)	(101.7)	(109.8)

Total	$1,475.9	$1,494.8	$1,755.3	$(29.4)	$(117.2)	$(496.5)

Corporate and other is comprised principally of general corporate expenses such as the offices of the Executive Chairman, Chief Executive Officer and President, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, directly expensed interest, offset in part by interest income, income from our ancillary businesses and income from a number of our unconsolidated entities.
Total Assets:
Total assets for each of the Company’s geographic segments at October 31, 2011 and 2010 are shown in the table below ($ amounts in millions).

	2011	2010
North	$1,060.2	$961.3
Mid-Atlantic	1,235.9	1,161.5
South	760.1	693.8
West	650.8	712.4
Corporate and other	1,348.2	1,642.6

Total	$5,055.2	$5,171.6

Corporate and other is comprised principally of cash and cash equivalents, marketable securities, income tax refund recoverable and the assets of the Company’s manufacturing facilities and mortgage subsidiary.
FISCAL 2011 COMPARED TO FISCAL 2010
North
Revenues in fiscal 2011 were lower than those for fiscal 2010 by $26.1 million, or 6.4%. The decrease in revenues was primarily attributable to a 7.2% decrease in the number of homes delivered. The decrease in the number of homes delivered in the fiscal 2011 period, as compared to the fiscal 2010 period, was primarily due to a lower backlog at October 31, 2010, as compared to October 31, 2009 and a reduction in the number of units closed at several of our high-rise communities where unit availability has dwindled.
The value of net contracts signed in fiscal 2011 was $429.6 million, a 12.1% increase from the $383.4 million of net contracts signed during fiscal 2010. This increase was primarily due to an 11.3% increase in the average value of each net contract. The increase in the average sales price of net contracts signed in fiscal 2011, as compared to fiscal 2010, was primarily attributable to a shift in the number of contracts signed to more expensive areas and/or products in fiscal 2011, as compared fiscal 2010.
For the year ended October 31, 2011, we reported income before income taxes of $42.5 million, as compared to a $2.3 million loss for fiscal 2010. The increase in income in fiscal 2011 was primarily attributable to a decrease in impairment charges in fiscal 2011 of $25.6 million, as compared to fiscal 2010, an increase in income from unconsolidated entities of $19.5 million in fiscal 2011, as compared to fiscal 2010, and lower costs on homes delivered in fiscal 2011 than those delivered in fiscal 2010, offset, in part, by higher SG&A expenses and a decline in retained customer deposits in fiscal 2011, as compared to fiscal 2010. In fiscal 2011 and 2010, we recognized inventory impairment charges of $3.8 million and $29.4 million, respectively. The increase in income from unconsolidated entities in fiscal 2011 was due principally to income generated from two of our high-rise construction joint ventures which commenced delivery of units in the second and third quarters of fiscal 2010 and the recovery of an investment in an unconsolidated entity that we had previously impaired.

Mid-Atlantic
Revenues in fiscal 2011 were higher than those of fiscal 2010 by $11.3 million, or 2.3%. This increase was attributable to a 1.3% increase in the number of homes delivered and a 1.1% increase in the average price of the homes delivered. The increase in the number of homes delivered in fiscal 2011, as compared to fiscal 2010, was primarily due a higher number of net contracts signed in the first six-months of fiscal 2011, as compared to the first six months of fiscal 2010, offset, in part, by a lower backlog at October 31, 2010, as compared to October 31, 2009. The increase in the average price of the homes delivered in the fiscal 2011 period, as compared to the fiscal 2010 period, was primarily related to a shift in the number of homes delivered to more expensive products and/or locations.
The value of net contracts signed in fiscal 2011 increased by $25.2 million, or 5.3%, from the value of net contracts signed in fiscal 2010. The increase was due to a 4.8% increase in the number of contracts signed and a 0.5% increase in the average value of each net contract signed. The increase in the number of net contracts signed in fiscal 2011, as compared to fiscal 2010, was primarily due to an increase of 22.3% in the number of net contracts signed, primarily in Virginia, in the three months ended October 31, 2011, as compared to the three months ended October 31, 2010.
We reported income before income taxes for fiscal 2011 and 2010 of $57.6 million and $33.9 million, respectively. The increase in the income before income taxes was primarily due to a decrease in the cost of revenues in fiscal 2011, as compared to fiscal 2010. The decrease in the cost of revenues was primarily due to lower costs of the homes delivered in fiscal 2011 than those delivered in fiscal 2010 and lower impairment charges in fiscal 2011, as compared to fiscal 2010. The lower costs were due to the delivery of fewer quick-delivery homes in the fiscal 2011 period, as compared to the fiscal 2010 period, as our supply of such homes has dwindled, and to reduced sales incentives in general on the homes delivered in fiscal 2011, as compared to fiscal 2010. Generally, we give higher sales incentives on quick-delivery homes than on our to-be-built homes. In addition, reduced costs were realized in the fiscal 2011 period because fewer homes were delivered from certain higher cost communities in fiscal 2011, as compared to the fiscal 2010 period, as these communities closed out. We recognized inventory impairment charges of $4.3 million and $11.0 million for fiscal 2011 and 2010, respectively.
South
Revenues in fiscal 2011 were higher than those in fiscal 2010 by $20.7 million, or 7.8%. This increase was attributable to a 4.8% increase in the number of homes delivered and a 2.9% increase in the average price of the homes delivered. The increase in the number of homes delivered in fiscal 2011, as compared to fiscal 2010, was primarily due to the increased number of communities that we were delivering from in fiscal 2011, as compared to fiscal 2010. The increase in the average price of the homes delivered in fiscal 2011, as compared to fiscal 2010, was primarily attributable to a shift in the number of homes delivered, to more expensive areas and/or products in fiscal 2011, as compared to fiscal 2010.
In fiscal 2011, the value of net contracts signed increased by $112.5 million, or 40.8%, as compared to fiscal 2010. The increase was attributable to increases of 30.5% and 7.9% in the number and average value of net contracts signed, respectively. The increase in the number of net contracts signed in fiscal 2011, as compared to fiscal 2010, was primarily due to an increase in the number of selling communities in fiscal 2011, as compared to fiscal 2010. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in fiscal 2011, as compared to fiscal 2010.
For fiscal 2011 and 2010, we reported losses before income taxes of $25.9 million and $35.2 million, respectively. The decline in the loss before income taxes was primarily due to lower impairment charges in fiscal 2011 of $16.3 million, as compared to fiscal 2010, and lower costs on homes delivered in fiscal 2011 than those delivered in fiscal 2010, offset, in part, by an increase in the loss from unconsolidated entities of $15.6 million in fiscal 2011, as compared to fiscal 2010. Cost of revenues as a percentage of revenues, excluding impairments, was 78.2% of revenues in fiscal 2011, as compared to 80.4% in fiscal 2010. This decrease in fiscal 2011, as compared to fiscal 2010, was due primarily to lower sales incentives, primarily on quick-delivery homes, in fiscal 2011, as compared to fiscal 2010. The increase in the loss from unconsolidated entities was primarily due to $15.2 million of impairment charges that we recognized on one of our investments.

West
Revenues in fiscal 2011 were lower than those in fiscal 2010 by $24.8 million, or 7.4%. The decrease in revenues was attributable to a 5.5% decrease in the average sales price of the homes delivered and a 2.0% decrease in the number of homes delivered. The decrease in the average price of the homes delivered was primarily due to a shift in the number of homes delivered to less expensive products and/or locations, primarily in Arizona and Nevada, in fiscal 2011, as compared to fiscal 2010.
The value of net contracts signed during fiscal 2011 decreased $51.1 million, or 15.3%, as compared to fiscal 2010. This decrease was due to an 11.2% decrease in the average value of each net contract signed and a 4.7% decrease in the number of net contracts signed. The decrease in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to less expensive areas and/or products in fiscal 2011, as compared to fiscal 2010. The decrease in the number of net contracts signed was due to an 11.5% decline in the number of selling communities in fiscal 2011, as compared to fiscal 2010, offset, in part, by an increase in housing demand in Arizona in fiscal 2011, as compared to fiscal 2010.
We reported losses before income taxes for fiscal 2011 and 2010 of $27.1 million and $11.9 million, respectively. The increase in the loss before income taxes was primarily due to a decrease in income from unconsolidated entities of $35.9 million in fiscal 2011, as compared to fiscal 2010, offset, in part, by lower inventory impairment charges and lower cost of revenues, excluding impairments, in fiscal 2011, as compared to fiscal 2010. The increase in the loss from unconsolidated entities was primarily due to $25.7 million of impairment charges that we recognized on one of our investments in unconsolidated entities in fiscal 2011 and the reversal of $11.0 million in fiscal 2010 of accrued costs related to litigation against us and an unconsolidated entity in which we had an investment, due to settlement of the litigation for an amount that was less than we previously estimated. In fiscal 2011 and fiscal 2010, we recognized inventory impairment charges and write-offs of $22.9 million and $37.7 million, respectively. Cost of revenues as a percentage of revenues, excluding impairments, was 75.9% in fiscal 2011, as compared to 78.4% in fiscal 2010. The decrease in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in fiscal 2011, as compared to fiscal 2010, was due primarily to the delivery of fewer quick-delivery homes in fiscal 2011, as compared to fiscal 2010, as our supply of such homes has dwindled, and to reduced sales incentives on quick-delivery homes delivered in fiscal 2011, as compared to fiscal 2010. Generally, we give higher sales incentives on quick-delivery homes than on our to-be-built homes.
Other
For fiscal 2011 and 2010, other loss before income taxes was $76.5 million and $101.7 million, respectively. The decrease in the loss in fiscal 2011, as compared to fiscal 2010, was primarily due to a decrease of $21.2 million of interest directly expensed in fiscal 2011, as compared to fiscal 2010, and an increase of $7.2 million of income recognized from our Gibraltar operations in fiscal 2011, as compared to fiscal 2010, offset, in part, by an increase of $2.6 million of costs related to the repurchase of our senior notes in open market transactions, in fiscal 2011, as compared to fiscal 2010.
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
The value of net contracts signed in the year ended October 31, 2010 was $383.4 million, a 25.1% increase from the $306.4 million of net contracts signed during the year ended October 31, 2009. This increase was primarily due to a 12.4% increase in the number of net contracts signed and an 11.4% increase in the average value of each net contract. The increase in the number of net contracts signed in fiscal 2010, as compared to fiscal 2009, was primarily due to a decrease in the number of contracts cancelled in the year ended October 31, 2010, as compared to the year ended October 31, 2009, and an improvement in housing demand in the first two quarters of fiscal 2010, as compared to fiscal 2009. The increase in the average sales price of net contracts signed in fiscal 2010, as compared to fiscal 2009, was primarily attributable to a decrease in cancellations in fiscal 2010 at one of our high-rise communities located in a New Jersey urban market, which had higher average prices than our typical home. The average sales price of gross contracts signed in the year ended October 31, 2010 was $514,800, a 1.5% decrease from the $522,800 average sales price of gross contracts signed during the year ended October 31, 2009.

We reported losses before income taxes of $2.3 million in the year ended October 31, 2010, as compared to $103.3 million in fiscal 2009. The decrease in the loss was primarily due to lower cost of revenues as a percentage of revenues, lower selling, general and administrative expenses in the year ended October 31, 2010, as compared to the year ended October 31, 2009, and $12.7 million of income recognized from unconsolidated entities in fiscal 2010, as compared to $2.5 million of loss recognized from unconsolidated entities in fiscal 2009. Cost of revenues before interest as a percentage of revenues was 89.4% in fiscal 2010, as compared to 104.7% in fiscal 2009. The lower cost of revenues was primarily the result of lower impairment charges in fiscal 2010, as compared to fiscal 2009, partially offset by increased sales incentives given to home buyers on the homes delivered. We recognized inventory impairment charges of $29.4 million in fiscal 2010, as compared to $145.4 million in fiscal 2009. As a percentage of revenues, higher sales incentives increased cost of revenues by approximately 2.1% in the year ended October 31, 2010, as compared to fiscal 2009. The loss from unconsolidated entities in fiscal 2009 included a $6.0 million impairment charge related to one of the unconsolidated entities.
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
We reported income before income taxes for the year ended October 31, 2010 of $33.9 million as compared to a loss before income taxes in fiscal 2009 of $25.0 million. The increase in the income before income taxes was primarily due to lower impairment charges and lower selling, general and administrative expenses, in the twelve months ended October 31, 2010, as compared to the twelve months ended October 31, 2009. We recognized inventory impairment charges of $11.0 million in fiscal 2010, as compared to $59.7 million in fiscal 2009.
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

We reported losses before income taxes for the years ended October 31, 2010 and 2009 of $35.2 million and $49.4 million, respectively. The decline in the loss before income taxes was primarily due to lower impairment charges and lower selling, general and administrative costs in fiscal 2010, as compared to fiscal 2009, offset, in part, by lower revenues in fiscal 2010, as compared to fiscal 2009. Impairment charges decreased from $52.8 million in the year ended October 31, 2009 to $37.2 million in the year ended October 31, 2010.
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
We reported losses before income taxes in fiscal 2010 of $11.9 million, as compared to $209.0 million in fiscal 2009. The decrease in the loss before income taxes was primarily due to lower impairment charges, lower selling, general and administrative expenses and decreased sales incentives given to home buyers on homes delivered in fiscal 2010, as compared to fiscal 2009, and income of $10.7 million recognized from unconsolidated entities in fiscal 2010, as compared to a $5.0 million loss recognized from unconsolidated entities in fiscal 2009, offset, in part, by a shift in product mix of homes delivered to lower margin product or areas. We recognized inventory impairment charges of $37.7 million and $207.5 million in the years ended October 31, 2010 and 2009, respectively. As a percentage of revenues, lower sales incentives decreased cost of revenues by approximately 5.1% in fiscal 2010, as compared to fiscal 2009. The income from unconsolidated entities in fiscal 2010 included a reversal of $11.0 million of accrued costs related to litigation against us and an unconsolidated entity in which we had an investment, due to settlement of the litigation for an amount that was less than we had previously estimated. The loss from unconsolidated entities in fiscal 2009 included a $5.3 million impairment charge related to one of the unconsolidated entities.
Corporate and Other
Other loss before income taxes for the year ended October 31, 2010 was $101.7 million, a decrease of $8.1 million from the $109.8 million loss before income taxes reported for the year ended October 31, 2009. This decrease was primarily the result of lower unallocated selling, general and administrative expenses of $14.9 million in fiscal 2010, as compared to fiscal 2009, and $13.7 million of expenses related to the early retirement of debt in fiscal 2009, as compared to $1.2 million in fiscal 2010, offset, in part, by a $14.9 million increase in interest directly expensed in fiscal 2010, as compared to fiscal 2009, and a $3.3 million decline in interest income in fiscal 2010, as compared to fiscal 2009. Interest expensed directly was $22.8 million and $7.9 million in fiscal 2010 and 2009, respectively. See “Fiscal 2010 Compared to Fiscal 2009 -Interest Expense” for additional information on interest directly expensed.
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

At October 31, 2011, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value were as follows ($ amounts in thousands):

	Fixed-Rate Debt		Variable-Rate Debt (a)
		Weighted-		Weighted-
		Average		Average
		Interest		Interest
Fiscal Year of Maturity	Amount	Rate (%)	Amount	Rate (%)
2012	$35,268	3.51	$57,559	3.49
2013	294,592	6.29	150	0.27
2014	271,819	4.94	150	0.27
2015	301,722	5.15	150	0.27
2016	1,805	5.84	150	0.27
Thereafter	687,876	7.94	12,095	0.18
Discount	(8,399)

Total	$1,584,683	6.50	$70,254	2.90

Fair value at October 31, 2011	$1,700,115		$70,254

(a)	Based upon the amount of variable-rate debt outstanding at October 31, 2011 and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $0.7 million per year.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the financial statements, listed in Item 15(a)(1)), which appear at pages F-1 through F-50 of this report and which are incorporated herein by reference.
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
Changes in Internal Control Over Financial Reporting
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended October 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table includes information with respect to all persons serving as executive officers as of the date of this Form 10-K. All executive officers serve at the pleasure of our Board of Directors.

Name	Age	Positions
Robert I. Toll	70	Executive Chairman of the Board and Director

Douglas C. Yearley, Jr.	51	Chief Executive Officer and Director

Zvi Barzilay	65	President, Chief Operating Officer and Director

Martin P. Connor	47	Senior Vice President, Chief Financial Officer and Treasurer
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
Zvi Barzilay joined us as a project manager in 1980 and has been an officer since 1983. Mr. Barzilay was elected a Director of Toll Brothers, Inc. in 1994. He has held the position of Chief Operating Officer since May 1998 and the position of President since November 1998. Effective December 31, 2011, Mr. Barzilay will be retiring from his position of President and Chief Operating Officer and resigning as a Director of Toll Brothers, Inc.
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

Richard T. Hartman, currently one of our Regional Presidents, has been appointed to the positions of Executive Vice President and Chief Operating Officer, effective January 1, 2012. Mr. Hartman, age 54, joined us in 1980 and served in various positions with us, including as Regional President since 2005.
The other information required by this item will be included in the “Election of Directors” and “Corporate Governance” sections of our Proxy Statement for the 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the “Executive Compensation” section of our 2012 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth below, the information required in this item will be included in the “Voting Securities and Beneficial Ownership” section of our 2012 Proxy Statement and is incorporated herein by reference.
The following table provides information as of October 31, 2011 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.
Equity Compensation Plan Information

	Number of securities to		Number of securities
	be issued upon exercise	Weighted-average	remaining available for future
	of outstanding	exercise price	issuance under equity compensation
	options, warrants	of outstanding	plans (excluding securities
	and rights	options, warrants	reflected in column (a))
Plan Category	(in thousands)	and rights	(in thousands)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,868	$20.94	6,712
Equity compensation plans not approved by security holders	—	—	—

Total	12,868	$20.94	6,712

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required in this item will be included in the “Corporate Governance and “Certain Transactions” sections of our 2012 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required in this item will be included in the “Ratification of the Re-Appointment of Independent Registered Public Accounting Firm” section of the 2012 Proxy Statement and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Financial Statement Schedules
2. Financial Statement Schedules
None
Financial statement schedules have been omitted because they are either not applicable or the required information is included in the financial statements or notes hereto.
(b) Exhibits
The following exhibits are included with this report or incorporated herein by reference:

Exhibit
Number	Description

3.1	Second Restated Certificate of Incorporation of the Registrant, dated September 8, 2005, is hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2005.

3.2	Certificate of Amendment of the Second Restated Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware, is hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2010.

3.3	Certificate of Amendment of the Second Restated Certificate of Incorporation of the Registrant dated as of March 16, 2011 is hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011.

Exhibit
Number	Description

3.4	By-laws of the Registrant, as Amended and Restated June 11, 2008, are hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2008.

3.5	Amendment to the By-laws of the Registrant, dated as of September 24, 2009, is hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2009.

3.6	Amendment to the By-laws of the Registrant, dated as of June 15, 2011 is hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2011.

4.1	Specimen Stock Certificate is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-K for the fiscal year ended October 31, 1991.

4.2	Indenture dated as of November 22, 2002 among Toll Brothers Finance Corp., as issuer, the Registrant, as guarantor, and Bank One Trust Company, NA, as Trustee, including form of guarantee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2002.

4.3	Authorizing Resolutions, dated as of November 15, 2002, relating to $300,000,000 principal amount of 6.875% Senior Notes of Toll Brothers Finance Corp. due 2012, guaranteed on a senior basis by the Registrant and certain subsidiaries of the Registrant is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 27, 2002.

4.4	Authorizing Resolutions, dated as of September 3, 2003, relating to $250,000,000 principal amount of 5.95% Senior Notes of Toll Brothers Finance Corp. due 2013, guaranteed on a senior basis by the Registrant and certain subsidiaries of the Registrant is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2003.

4.5	Authorizing Resolutions, dated as of March 9, 2004, relating to $300,000,000 principal amount of 4.95% Senior Notes of Toll Brothers Finance Corp. due 2014, guaranteed on a senior basis by the Registrant and certain subsidiaries of the Registrant is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2004.

4.6	Authorizing Resolutions, dated as of May 26, 2005, relating to $300,000,000 principal amount of 5.15% Senior Notes of Toll Brothers Finance Corp. due 2015, guaranteed on a senior basis by the Registrant and certain subsidiaries of the Registrant is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2005.

Exhibit
Number	Description

4.7	First Supplemental Indenture dated as of May 1, 2003 by and among the parties listed on Schedule A thereto, and Bank One Trust Company, National Association, as Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on June 16, 2003, File Nos. 333-103931, 333-103931-01, 333-103931-02, 333-103931-03 and 333-103931-04.

4.8	Second Supplemental Indenture dated as of November 3, 2003 by and among the parties listed on Schedule A thereto, and Bank One Trust Company, National Association, as Trustee, is hereby incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on November 5, 2003, File Nos. 333-109604, 333-109604-01, 333-109604-02, 333-109604-03 and 333-109604-04.

4.9	Third Supplemental Indenture dated as of January 26, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended January 31, 2004.

4.10	Fourth Supplemental Indenture dated as of March 1, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended January 31, 2004.

4.11	Fifth Supplemental Indenture dated as of September 20, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.9 of the Registrant’s Form 10-K for the fiscal year ended October 31, 2004.

4.12	Sixth Supplemental Indenture dated as of October 28, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.10 of the Registrant’s Form 10-K for the fiscal year ended October 31, 2004.

4.13	Seventh Supplemental Indenture dated as of October 31, 2004 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.11 of the Registrant’s Form 10-K for the fiscal year ended October 31, 2004.

4.14	Eighth Supplemental Indenture dated as of January 31, 2005 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2005.

4.15	Ninth Supplemental Indenture dated as of June 6, 2005 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2005.

4.16	Tenth Supplemental Indenture dated as of August 1, 2005 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.13 of the Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 29, 2005, File Nos. 333-128683, 333-128683-01, 333-128683-02, 333-128683-03 and 333-128683-04.

Exhibit
Number	Description

4.17	Eleventh Supplemental Indenture dated as of January 31, 2006 by and among the parties listed on Schedule I thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2006.

4.18	Twelfth Supplemental Indenture dated as of April 30, 2006 by and among the parties listed on Schedule I thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2006.

4.19	Thirteenth Supplemental Indenture dated as of July 31, 2006 by and among the parties listed on Schedule I thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.16 of the Registrant’s Form 10-K for the year ended October 31, 2006.

4.20	Fourteenth Supplemental Indenture dated as October 31, 2006 by and among the parties listed on Schedule I thereto, and The Bank of New York Trust Company, N.A. as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2007.

4.21	Fifteenth Supplemental Indenture dated as of June 25, 2007 by and among the parties listed on Schedule I thereto, and The Bank of New York Trust Company, N.A. as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.

4.22	Sixteenth Supplemental Indenture dated as of June 27, 2007 by and among the parties listed on Schedule I thereto, and The Bank of New York Trust Company, N.A. as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.

4.23	Seventeenth Supplemental Indenture dated as of January 31, 2008, by and among the parties listed on Schedule A thereto, and The Bank of New York Trust Company, N.A. as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2009.

4.24	Indenture, dated as of April 20, 2009, among Toll Brothers Finance Corp., the Registrant and the other guarantors named therein and The Bank of New York Mellon, as trustee, is hereby incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2009.

4.25	Authorizing Resolutions, dated as of April 20, 2009, relating to the $400,000,000 principal amount of 8.910% Senior Notes due 2017 of Toll Brothers Finance Corp. guaranteed on a Senior Basis by the Registrant and certain of its subsidiaries, is hereby incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2009.

4.26	Form of Global Note for Toll Brothers Finance Corp.’s 8.910% Senior Notes due 2017 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2009.

4.27	Authorizing Resolutions, dated as of September 22, 2009, relating to the $250,000,000 principal amount of 6.750% Senior Notes due 2019 of Toll Brothers Finance Corp. guaranteed on a Senior Basis by the Registrant and certain of its subsidiaries, is hereby incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2009.

4.28	Form of Global Note for Toll Brothers Finance Corp.’s 6.750% Senior Notes due 2019 is hereby incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2009.

Exhibit
Number	Description

4.29	Rights Agreement dated as of June 13, 2007, by and between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, is hereby incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007.

10.1	Credit Agreement by and among First Huntingdon Finance Corp., the Registrant and the lenders which are parties thereto dated October 22, 2010, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2010.

10.2*	Toll Brothers, Inc. Employee Stock Purchase Plan (amended and restated effective January 1, 2008) is hereby incorporated by reference to Exhibit 4.31 of the Registrant’s Form 10-K for the year ended October 31, 2007.

10.3*	Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 1995.

10.4*	Amendment to the Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) dated May 29, 1996 is hereby incorporated by reference to Exhibit 10.9 the Registrant’s Form 10-K for the fiscal year ended October 31, 1996.

10.5*	Amendment to the Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) effective March 22, 2001 is hereby incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended July 31, 2001.

10.6*	Amendment to the Toll Brothers, Inc. Stock Option and Incentive Stock Plan (1995) effective December 12, 2007 is hereby incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-K for the year ended October 31, 2007.

10.7*	Toll Brothers, Inc. Stock Incentive Plan (1998) is hereby incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 25, 1998, File No. 333-57645.

10.8*	Amendment to the Toll Brothers, Inc. Stock Incentive Plan (1998) effective March 22, 2001 is hereby incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended July 31, 2001.

10.9*	Amendment to the Toll Brothers, Inc. Stock Incentive Plan (1998) effective December 12, 2007 is hereby incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2008.

Exhibit
Number	Description

10.10*	Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007) (amended and restated as of September 17, 2008, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 1 to Toll Brothers, Inc.’s Registration Statement on Form S-8 (No. 333-143367) filed with the Securities and Exchange Commission on October 29, 2008.

10.11*	Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Non-Employee Directors (2007) (amended and restated as of September 17, 2008) is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 1 to Toll Brothers, Inc.’s Registration Statement on Form S-8 (No. 333-144230) filed with the Securities and Exchange Commission on October 29, 2008.

10.12*	Form of Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007) is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.

10.13*	Form of Addendum to Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007) is hereby incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.

10.14*	Form of Stock Award Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007) is hereby incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.

10.15*	Form of Restricted Stock Unit Award pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007) is hereby incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-K for the period ended October 31, 2008.

10.16*	Restricted Stock Unit Award to Robert I. Toll, dated December 19, 2008, pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007) is incorporated by reference to Exhibit 10.20 of the Registrant’s Form 10-K for the period ended October 31, 2008.

10.17*	Restricted Stock Unit Award to Robert I. Toll, dated December 21, 2009, pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007) is incorporated by reference to Exhibit 10.17 of the Registrant’s Form 10-K for the period ended October 31, 2009.

10.18*	Form of Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.

10.19*	Form of Addendum to Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.

10.20*	Form of Stock Award Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.

10.21	Form of Stock Award Amendment pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended January 31, 2010.

10.22*	Toll Brothers, Inc. Cash Bonus Plan (amended and restated as of December 9, 2009) is incorporated by reference to Exhibit 10.21 of the Registrant’s Form 10-K for the period ended October 31, 2009.

Exhibit
Number	Description

10.23*	Toll Brothers, Inc. Senior Officer Bonus Plan is hereby incorporated by reference to Addendum C to Toll Brothers, Inc.’s definitive proxy statement on Schedule 14A for the Toll Brothers, Inc. 2010 Annual Meeting of Stockholders held on March 17, 2010 filed with the Securities and Exchange Commission on February 1, 2010.

10.24*	Toll Brothers, Inc. Supplemental Executive Retirement Plan (amended and restated effective as of December 12, 2007) is hereby incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended July 31, 2010.

10.25*	Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll regarding Mr. Toll’s resignation and related matters is hereby incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended April 30, 1998.

10.26*	Advisory and Non-Competition Agreement between the Registrant and Bruce E. Toll, dated as of November 1, 2010, is incorporated by reference to Exhibit 10.34 of the Registrant’s Form 10-K for the period ended October 31, 2010.

10.27*	Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008, is incorporated by reference to Exhibit 10.45 of the Registrant’s Form 10-K for the period ended October 31, 2008.

10.28*	Amendment Number 1 dated November 1, 2010 to the Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008, is incorporated by reference to Exhibit 10.40 of the Registrant’s Form 10-K for the period ended October 31, 2010.

10.29	Form of Indemnification Agreement between the Registrant and the members of its Board of Directors, is hereby incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2009.

10.30*	Restricted Stock Unit Award to Douglas C. Yearley, Jr., dated December 20, 2010, pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007), is incorporated by reference to Exhibit 10.42 of the Registrant’s Form 10-K for the period ended October 31, 2010.

10.31*	Restricted Stock Unit Award to Martin P. Connor, dated December 20, 2010, pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007), is incorporated by reference to Exhibit 10.43 of the Registrant’s Form 10-K for the period ended October 31, 2010.

10.32*	Restricted Stock Unit Award to Robert I. Toll, dated December 20, 2010, pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007), is incorporated by reference to Exhibit 10.44 of the Registrant’s Form 10-K for the period ended October 31, 2010.

10.33**	Form of Performance Based Restricted Stock Unit Award pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007), is filed herewith.

12***	Statement re: Computation of Ratios of Earnings to Fixed Charges.

21***	Subsidiaries of the Registrant.

23.1***	Consent of Ernst & Young LLP, Independent Registered Public Accountant.

23.2***	Consent of WeiserMazars LLP, Independent Registered Public Accountant.

Exhibit
Number	Description

31.1***	Certification of Douglas C. Yearley, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2***	Certification of Martin P. Connor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Douglas C. Yearley, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Martin P. Connor pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1***	Financial Statements of TMF Kent Partners, LLC.

99.2***	Financial Statements of KTL 303 LLC.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Schema Document

101.CAL***	XBRL Calculation Linkbase Document

101.LAB***	XBRL Labels Linkbase Document

101.PRE***	XBRL Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase Document

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

**	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report and is furnished electronically herewith.

***	Furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Horsham, Commonwealth of Pennsylvania on December 22, 2011.

TOLL BROTHERS, INC.
By:	/s/ Douglas C. Yearly, Jr.
Douglas C. Yearley, Jr.
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert I. Toll Robert I. Toll	Executive Chairman of the Board of Directors	December 22, 2011

/s/ Bruce E. Toll Bruce E. Toll	Vice Chairman of the Board and Director	December 22, 2011

/s/ Douglas C. Yearley, Jr. Douglas C. Yearley, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	December 22, 2011

/s/ Zvi Barzilay Zvi Barzilay	President, Chief Operating Officer and Director	December 22, 2011

/s/ Martin P. Connor Martin P. Connor	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	December 22, 2011

/s/ Joseph R. Sicree Joseph R. Sicree	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	December 22, 2011

/s/ Robert S. Blank Robert S. Blank	Director	December 22, 2011

/s/ Edward G. Boehne Edward G. Boehne	Director	December 22, 2011

/s/ Richard J. Braemer Richard J. Braemer	Director	December 22, 2011

/s/ Christine N. Garvey Christine N. Garvey	Director	December 22, 2011

/s/ Carl B. Marbach Carl B. Marbach	Director	December 22, 2011

/s/ Stephen A. Novick Stephen A. Novick	Director	December 22, 2011

/s/ Paul E. Shapiro Paul E. Shapiro	Director	December 22, 2011

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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2011.
Our independent registered public accounting firm, Ernst & Young LLP, has issued its report, which is included herein, on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Toll Brothers, Inc.
We have audited Toll Brothers, Inc.’s internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Toll Brothers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Toll Brothers, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Toll Brothers, Inc. and subsidiaries as of October 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended October 31, 2011 of Toll Brothers, Inc. and subsidiaries and our report dated December 22, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
December 22, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Toll Brothers, Inc.
We have audited the accompanying consolidated balance sheets of Toll Brothers, Inc. as of October 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended October 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toll Brothers, Inc. at October 31, 2011 and 2010, and the consolidated results of its operations, changes in equity and its cash flows for each of the three years in the period ended October 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Toll Brothers Inc.’s internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 22, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
December 22, 2011

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year ended October 31,
	2011	2010	2009

Revenues	$1,475,881	$1,494,771	$1,755,310

Cost of revenues	1,260,770	1,376,558	1,951,312
Selling, general and administrative	261,355	263,224	313,209
Interest expense	1,504	22,751	7,949

	1,523,629	1,662,533	2,272,470

Loss from operations	(47,748)	(167,762)	(517,160)
Other:
(Loss) income from unconsolidated entities	(1,194)	23,470	(7,518)
Interest and other income	23,403	28,313	41,906
Expenses related to early retirement of debt	(3,827)	(1,208)	(13,693)

Loss before income taxes	(29,366)	(117,187)	(496,465)
Income tax (benefit) provision	(69,161)	(113,813)	259,360

Net income (loss)	$39,795	$(3,374)	$(755,825)

Income (loss) per share:
Basic	$0.24	$(0.02)	$(4.68)

Diluted	$0.24	$(0.02)	$(4.68)

Weighted-average number of shares:
Basic	167,140	165,666	161,549
Diluted	168,381	165,666	161,549
See accompanying notes

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	October 31,
	2011	2010
ASSETS
Cash and cash equivalents	$906,340	$1,039,060
Marketable securities	233,572	197,867
Restricted cash	19,760	60,906
Inventory	3,416,723	3,241,725
Property, construction and office equipment, net	99,712	79,916
Receivables, prepaid expenses and other assets	105,576	97,039
Mortgage loans receivable	63,175	93,644
Customer deposits held in escrow	14,859	21,366
Investments in and advances to unconsolidated entities	126,355	198,442
Investments in non-performing loan portfolios and foreclosed real estate	69,174
Income tax refund recoverable		141,590

	$5,055,246	$5,171,555

LIABILITIES AND EQUITY
Liabilities
Loans payable	$106,556	$94,491
Senior notes	1,490,972	1,544,110
Mortgage company warehouse loan	57,409	72,367
Customer deposits	83,824	77,156
Accounts payable	96,817	91,738
Accrued expenses	521,051	570,321
Income taxes payable	106,066	162,359

Total liabilities	2,462,695	2,612,542

Equity
Stockholders’ equity
Preferred stock, none issued
Common stock, 168,675 and 166,413 shares issued at October 31, 2011 and 2010, respectively	1,687	1,664
Additional paid-in capital	400,382	360,006
Retained earnings	2,234,251	2,194,456
Treasury stock, at cost - 2,946 shares and 5 shares at October 31, 2011 and 2010, respectively	(47,065)	(96)
Accumulated other comprehensive loss	(2,902)	(577)

Total stockholders’ equity	2,586,353	2,555,453
Noncontrolling interest	6,198	3,560

Total equity	2,592,551	2,559,013

	$5,055,246	$5,171,555

See accompanying notes,

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

						Accum-
						ulated
						Other
						Compre-
			Additional			hensive	Non-
	Common		Paid-In	Retained	Treasury	Income	Controlling	Total
	Stock		Capital	Earnings	Stock	(Loss)	Interest	Equity
	Shares	$	$	$	$	$	$	$
Balance, November 1, 2008	160,369	1,604	282,090	2,953,655	(21)	325	—	3,237,653
Net loss				(755,825)				(755,825)
Purchase of treasury stock	(79)	(1)	1		(1,473)			(1,473)
Exercise of stock options	4,415	44	22,954		1,322			24,320
Employee benefit plan issuances	26		486					486
Conversion of restricted stock units to stock	1		35		13			48
Stock-based compensation			10,925					10,925
Issuance of restricted stock			27					27
Formation of majority- owned joint venture							3,283	3,283
Other comprehensive loss						(2,962)		(2,962)

Balance, October 31, 2009	164,732	1,647	316,518	2,197,830	(159)	(2,637)	3,283	2,516,482
Net loss				(3,374)				(3,374)
Purchase of treasury stock	(31)				(588)			(588)
Exercise of stock options	1,684	17	33,638		620			34,275
Employee benefit plan issuances	24		435					435
Conversion of restricted stock units to stock	3		61		31			92
Stock-based compensation			9,332					9,332
Issuance of restricted stock	1		22					22
Other comprehensive income						2,060		2,060
Capital contribution							277	277

Balance, October 31, 2010	166,413	1,664	360,006	2,194,456	(96)	(577)	3,560	2,559,013
Net income				39,795				39,795
Purchase of treasury stock			(1)		(49,102)			(49,103)
Exercise of stock options	2,236	23	23,156		1,940			25,119
Employee benefit plan issuances	15		285		126			411
Conversion of restricted stock units to stock	10		208		67			275
Stock-based compensation			8,626					8,626
Issuance of restricted stock and stock units	1		8,102					8,102
Other comprehensive loss						(2,325)		(2,325)
Capital contribution							2,638	2,638

Balance, October 31, 2011	168,675	1,687	400,382	2,234,251	(47,065)	(2,902)	6,198	2,592,551

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended October 31,
	2011	2010	2009
Cash flow provided by (used in) operating activities:
Net income (loss)	$39,795	$(3,374)	$(755,825)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,142	20,044	23,925
Stock-based compensation	12,768	11,677	10,987
Excess tax benefits from stock-based compensation		(4,954)	(24,817)
Impairments of investments in unconsolidated entities	40,870		11,300
Income from unconsolidated entities	(39,676)	(23,470)	(3,782)
Distributions of earnings from unconsolidated entities	12,081	10,297	816
Income from non-performing loan portfolios	(5,113)
Change in deferred tax asset	(18,188)	60,697	(52,577)
Deferred tax valuation allowances	18,188	(60,697)	458,280
Inventory impairments	51,837	115,258	465,411
Change in fair value of mortgage loans receivable and derivative instruments	475	(970)
Expenses related to early retirement of debt	3,827	1,208	13,693
Changes in operating assets and liabilities
(Increase) decrease in inventory	(215,738)	(140,344)	489,213
Origination of mortgage loans	(630,294)	(628,154)	(571,158)
Sale of mortgage loans	659,610	579,221	577,263
Decrease (increase) in restricted cash	41,146	(60,906)
(Increase) decrease in receivables, prepaid expenses and other assets	(11,521)	(3,115)	20,045
Increase (decrease) in customer deposits	13,175	(15,182)	(45,706)
Decrease in accounts payable and accrued expenses	(28,899)	(38,598)	(149,065)
Decrease (increase) in income tax refund recoverable	141,590	20,250	(161,840)
(Decrease) increase in current income taxes payable	(56,225)	14,828	(22,972)

Net cash provided by (used in) operating activities	52,850	(146,284)	283,191

Cash flow used in investing activities:
Purchase of property and equipment — net	(9,553)	(4,830)	(2,712)
Purchase of marketable securities	(452,864)	(157,962)	(101,324)
Sale and redemption of marketable securities	408,831	60,000
Investment in and advances to unconsolidated entities	(132)	(58,286)	(31,342)
Return of investments in unconsolidated entities	43,309	9,696	3,205
Investment in non-performing loan portfolios and foreclosed real estate	(66,867)
Return of investments in non-performing loan portfolios and foreclosed real estate	2,806

Net cash used in investing activities	(74,470)	(151,382)	(132,173)

Cash flow (used in) provided by financing activities:
Net proceeds from issuance of senior notes			635,765
Proceeds from loans payable	921,251	927,233	636,975
Principal payments of loans payable	(952,621)	(1,316,514)	(785,883)
Redemption of senior subordinated notes		(47,872)	(296,503)
Redemption of senior notes	(58,837)	(46,114)	(210,640)
Proceeds from stock-based benefit plans	25,531	7,589	22,147
Excess tax benefits from stock-based compensation		4,954	24,817
Purchase of treasury stock	(49,102)	(588)	(1,473)
Change in noncontrolling interest	2,678	320	(2,000)

Net cash (used in) provided by financing activities	(111,100)	(470,992)	23,205

Net (decrease) increase in cash and cash equivalents	(132,720)	(768,658)	174,223
Cash and cash equivalents, beginning of year	1,039,060	1,807,718	1,633,495

Cash and cash equivalents, end of year	$906,340	$1,039,060	$1,807,718

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
Marketable Securities
Marketable securities are classified as available-for-sale, and accordingly, are stated at fair value, which is based on quoted market prices. Changes in unrealized gains and losses are excluded from earnings and are reported as other comprehensive income, net of income tax effects, if any.
Restricted Cash
Restricted cash primarily represent cash deposits collateralizing outstanding letters of credit with three banks that were in the Company’s prior bank revolving credit facility that chose not to participate in the Company’s new revolving credit facility and cash deposited into a voluntary employee benefit association to fund certain future employee benefits. As the Company replaces the letters of credit with new letters of credit issued under its new revolving credit facility, the restricted cash related to the replaced letters of credit will be returned to the Company.
Inventory
Inventory is stated at cost unless an impairment exists, in which case it is written down to fair value in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment” (“ASC 360”). In addition to direct land acquisition costs, land development costs and home construction costs, costs also include interest, real estate taxes and direct overhead related to development and construction, which are capitalized to inventory during the period beginning with the commencement of development and ending with the completion of construction. For those communities that have been temporarily closed, no additional capitalized interest is allocated to a community’s inventory until it re-opens. While the community remains closed, carrying costs such as real estate taxes are expensed as incurred.
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
Once a parcel of land has been approved for development and the Company opens one of its typical communities, it may take four or more years to fully develop, sell and deliver all the homes in such community. Longer or shorter time periods are possible depending on the number of home sites in a community and the sales and delivery pace of the homes in a community. The Company’s master planned communities, consisting of several smaller communities, may take up to ten years or more to complete. Because the Company’s inventory is considered a long-lived asset under GAAP, the Company is required, under ASC 360, to regularly review the carrying value of each community and write down the value of those communities for which it believes the values have been impaired.

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
Property, Construction and Office Equipment
Property, construction and office equipment are recorded at cost and are stated net of accumulated depreciation of $153.3 million and $146.3 million at October 31, 2011 and 2010, respectively. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets.
Mortgage Loans Receivable
Residential mortgage loans held for sale are measured at fair value in accordance with the provisions of ASC 825, “Financial Instruments” (“ASC 825”). The Company believes the use of ASC 825 improves consistency of mortgage loan valuations between the date the borrower locks in the interest rate on the pending mortgage loan and the date of the mortgage loan sale. At the end of the reporting period, the Company determines the fair value of its mortgage loans held for sale and the forward loan commitments it has entered into as a hedge against the interest rate risk of its mortgage loans using the market approach to determine fair value. The evaluation is based on the current market pricing of mortgage loans with similar terms and values as of the reporting date and by applying such pricing to the mortgage loan portfolio. The Company recognizes the difference between the fair value and the unpaid principal balance of mortgage loans held for sale as a gain or loss. In addition, the Company recognizes the fair value of its forward loan commitments as a gain or loss. Interest income on mortgage loans held for sale is calculated based upon the stated interest rate of each loan. In addition, the recognition of net origination costs and fees associated with residential mortgage loans originated are expensed as incurred. These gains and losses, interest income and origination costs and fees are recognized in interest and other income in the accompanying Consolidated Statements of Operations.
Investments in and Advances to Unconsolidated Entities
The trends, uncertainties or other factors that have negatively impacted our business and the industry in general have also impacted the unconsolidated entities in which the Company has investments. In accordance with ASC 323, “Investments—Equity Method and Joint Ventures”, the Company reviews each of its investments on a quarterly basis for indicators of impairment. A series of operating losses of an investee, the inability to recover the Company’s invested capital, or other factors may indicate that a loss in value of the Company’s investment in the unconsolidated entity has occurred. If a loss exists, the Company further reviews to determine if the loss is other than temporary, in which case, it writes down the investment to its fair value. The evaluation of the Company’s investment in unconsolidated entities entails a detailed cash flow analysis using many estimates including but not limited to expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, market conditions and anticipated cash receipts, in order to determine projected future distributions.
Each of the unconsolidated entities evaluates its inventory in a similar manner as the Company does. See “Inventory” above for more detailed disclosure on the Company’s evaluation of inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, the Company’s proportionate share is reflected in the Company’s (loss) income from unconsolidated entities with a corresponding decrease to its investment in unconsolidated entities.
The Company is a party to several joint ventures with independent third parties to develop and sell land that is owned by its joint venture partners. The Company recognizes its proportionate share of the earnings from the sale of home sites to other builders. The Company does not recognize earnings from the home sites it purchases from these ventures, but reduces its cost basis in the home sites by its share of the earnings from those home sites.
In fiscal 2010, the Company formed Gibraltar Capital and Asset Management LLC (“Gibraltar”) to invest in distressed real estate opportunities. Through Gibraltar, the Company has invested in a structured asset joint venture.
The Company is also a party to several other joint ventures. The Company recognizes its proportionate share of the earnings and losses of its unconsolidated entities.
Investments in Non-Performing Loan Portfolios and Foreclosed Real Estate
The Company’s investments in non-performing loan portfolios were initially recorded at cost which the Company believes was fair value. The fair value was determined by discounting the cash flows expected to be collected from the portfolios using a discount rate that management believes a market participant would use in determining fair value. Management estimated cash flows expected to be collected on a loan-by-loan basis considering the contractual terms of the loan, current and expected loan performance, the manner and timing of disposition, the nature and estimated fair value of real estate or other collateral, and other factors it deemed appropriate. The estimated fair value of the loans at acquisition was significantly less than the contractual amounts due under the terms of the loan agreements.
Since, at the acquisition date, the Company expected to collect less than the contractual amounts due under the terms of the loans based, at least in part, on the assessment of the credit quality of the borrowers, the loans are accounted for in accordance with ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (ASC 310-30). Under ASC 310-30, the accretable yield, or the amount by which the cash flows expected to be collected at the acquisition date exceeds the estimated fair value of the loan, is recognized in interest and other income over the estimated remaining life of the loan using a level yield methodology provided the Company does not presently have the intention to utilize real estate secured by the loans for use in its operations or significantly improving the collateral for resale. The difference between the contractually required payments of the loan as of the acquisition date and the total cash flows expected to be collected, or nonaccretable difference, is not recognized.
Pursuant to ASC 310-30, the Company aggregated loans with common risk characteristics into pools for purposes of recognizing interest income and evaluating changes in estimated cash flows. Loan pools are evaluated as a single loan for purposes of placing the pool on nonaccrual status or evaluating loan impairment. Generally, a loan pool is classified as nonaccrual when management is unable to reasonably estimate the timing or amount of cash flows expected to be collected from the loan pool or has serious doubts about further collectability of principal or interest. Proceeds received on nonaccrual loan pools generally are either applied against principal or reported as interest and other income, depending on management’s judgment as to the collectability of principal. For the year ended October 31, 2011, none of the Company’s loan pools were on nonaccrual status.

A loan is removed from a loan pool only when the Company sells, forecloses or otherwise receives assets in satisfaction of the loan, or the loan is written off. Loans removed from a pool are removed at their amortized cost (unpaid principal balance less unamortized discount and provision for loan loss) as of the date of resolution.
The Company periodically re-evaluates cash flows expected to be collected for each loan pool based upon all available information as of the measurement date. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment to the loan pool’s yield over its remaining life, which may result in a reclassification from nonaccretable difference to accretable yield. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether a provision for loan loss should be established. If decreases in expected cash flows result in a decrease in the estimated fair value of the loan pool below its amortized cost, the loan pool is deemed to be impaired and the Company will record a provision for loan losses to write the loan pool down to its estimated fair value. For the year ended October 31, 2011, the Company did not record a provision for loan losses.
The Company’s investments in non-performing loans are classified as held for investment because the Company has the intent and ability to hold them for the foreseeable future.
Real Estate Owned (REO)
REO assets, either directly owned or owned through a participation arrangement, acquired through subsequent foreclosure or deed in lieu actions on non-performing loans are initially recorded at fair value based upon third-party appraisals, broker opinions of value, or internal valuation methodologies (which may include discounted cash flows, capitalization rates analyses or comparable transactional analyses). Unobservable inputs used in estimating the fair value of REO assets are based upon the best information available under the circumstances, and take into consideration the financial condition and operating results of the asset, local market conditions, the availability of capital, interest and inflation rates, and other factors deemed appropriate by management. REO assets acquired are reviewed to determine if they should be classified as “held and used” or “held for sale”. REO classified as “held and used” is stated at carrying cost unless an impairment exists, in which case it is written down to fair value in accordance with ASC 360-10-35. REO classified as “held for sale” is carried at the lower of carrying amount or fair value less cost to sell. Any decreases in estimated fair value subsequent to the acquisition date are recognized through an impairment reserve. For both classifications, carrying costs incurred after the acquisition, including property taxes and insurance, are expensed.
Loan Sales
As part of its disposition strategy for the loan portfolios, the Company may sell certain loans to third-party purchasers. The Company recognizes gains or losses on the sale of mortgage loans when the loans have been legally isolated from the Company and it no longer maintains effective control over the transferred assets.
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
In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosure about Fair Value Measurements” (“ASU 2010-06”), which amended ASC 820 to increase disclosure requirements regarding recurring and non-recurring fair value measurements. The Company adopted ASU 2010-06 as of February 1, 2010, except for the disclosures about Level 3 fair value disclosures which will be effective for the Company on November 1, 2011. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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
Revenue and Cost Recognition
The construction time of the Company’s homes is generally less than one year, although some homes may take more than one year to complete. Revenues and cost of revenues from these home sales are recorded at the time each home is delivered and title and possession are transferred to the buyer. For single family detached homes, closing normally occurs shortly after construction is substantially completed. In addition, the Company has several high-rise/mid-rise projects that do not qualify for percentage of completion accounting in accordance with ASC 360, which are included in this category of revenues and costs. Based upon the current accounting rules and interpretations, the Company does not believe that any of its current or future communities currently qualify or will qualify in the future for percentage of completion accounting.
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
Forfeited customer deposits: Forfeited customer deposits are recognized in other income in the period in which the Company determines that the customer will not complete the purchase of the home and it has the right to retain the deposit.
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were $11.1 million, $9.2 million and $11.5 million for the years ended October 31, 2011, 2010 and 2009, respectively.

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
Stock-Based Compensation
The Company accounts for its stock-based compensation in accordance with ASC 718, “Compensation — Stock Compensation” (“ASC 718”). The Company used a lattice model for the valuation for its stock option grants. The option pricing models used are designed to estimate the value of options that, unlike employee stock options and restricted stock units, can be traded at any time and are transferable. In addition to restrictions on trading, employee stock options and restricted stock units may include other restrictions such as vesting periods. Further, such models require the input of highly subjective assumptions, including the expected volatility of the stock price.
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
Provisions (benefits) for federal and state income taxes are calculated on reported pretax earnings (losses) based on current tax law and also include, in the applicable period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions (benefits) differ from the amounts currently receivable or payable because certain items of income and expense are recognized for financial reporting purposes in different periods than for income tax purposes. Significant judgment is required in determining income tax provisions (benefits) and evaluating tax positions. The Company establishes reserves for income taxes when, despite the belief that its tax positions are fully supportable, it believes that its positions may be challenged and disallowed by various tax authorities. The consolidated tax provisions (benefit) and related accruals include the impact of such reasonably estimable disallowances as deemed appropriate. To the extent that the probable tax outcome of these matters changes, such changes in estimates will impact the income tax provision (benefit) in the period in which such determination is made.
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
Noncontrolling Interest
The Company has a 67% interest in an entity that is developing land. The financial statements of this entity are consolidated in the Company’s consolidated financial statements. The amounts shown in the Company’s Consolidated Balance Sheets under “Noncontrolling interest” represent the noncontrolling interest attributable to the 33% minority interest not owned by the Company.
Geographic Segment Reporting
The Company has determined that its home building operations operate in four geographic segments: North, Mid-Atlantic, South and West. The states comprising each geographic segment are as follows:

North:	Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, and New York

Mid-Atlantic:	Delaware, Maryland, Pennsylvania and Virginia

South:	Florida, North Carolina, South Carolina and Texas

West:	Arizona, California, Colorado and Nevada
In fiscal 2010, the Company discontinued the sale of homes in West Virginia and Georgia. At October 31, 2010, the Company had no backlog in West Virginia and Georgia. The operations in West Virginia and Georgia were immaterial to the Mid-Atlantic and South geographic segments, respectively.
Related Party Transactions
See Note 3. “Investments and Advances to Unconsolidated Entities” for information regarding Toll Brothers Realty Trust.

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
Reclassification
In order to provide attractive mortgage financing to its home buyers, the Company’s homebuilding operations subsidize the Company’s mortgage subsidiary. In fiscal 2011, the Company determined that the amount of subsidies in fiscal 2010 were in excess of the mortgage company’s costs and reclassified the excess from interest and other income to cost of revenues. The table below provides information regarding the changes made to the previously reported fiscal 2010 statement of operations (amounts in thousands).

	Cost of	Interest and
	revenues	other income
As reported	$1,383,075	$34,830
Reclassified	1,376,558	28,313

Increase (decrease)	$(6,517)	$6,517

The above reclassifications of cost of revenues resulted in a decrease in the Company’s loss from operations.
Certain other prior period amounts have been reclassified to conform to the fiscal 2011 presentation.

2. Inventory
Inventory at October 31, 2011 and 2010 consisted of the following (amounts in thousands):

	2011	2010
Land controlled for future communities	$46,581	$31,899
Land owned for future communities	979,145	923,972
Operating communities	2,390,997	2,285,854

	$3,416,723	$3,241,725

During fiscal 2010 and 2009, the Company sold non-strategic inventory for $22.5 million and $47.7 million, respectively, and recognized income of $0.9 million in fiscal 2010 and a loss of $0.1 million in fiscal 2009. The Company did not sell any non-strategic inventory in fiscal 2011. The net gain/loss, including the related capitalized interest, is included in interest and other income in the Company’s Consolidated Statements of Operations for fiscals 2010 and 2009.
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
Information regarding the classification, number and carrying value of these temporarily closed communities at October 31, 2011, 2010 and 2009 is provided in the table below ($ amounts in thousands).

	2011	2010	2009
Land owned for future communities:
Number of communities	43	36	16
Carrying value (in thousands)	$256,468	$212,882	$75,942
Operating communities:
Number of communities	2	13	16
Carrying value (in thousands)	$11,076	$78,100	$91,477
The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable in each of the three fiscal years ended October 31, 2011, 2010 and 2009 as shown in the table below (amounts in thousands).

	2011	2010	2009
Land controlled for future communities	$17,752	$6,069	$28,518
Land owned for future communities	17,000	55,700	169,488
Operating communities	17,085	53,489	267,405

	$51,837	$115,258	$465,411

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

		Impaired Communities
			Fair Value of
			Communities
	Number of		Net of
	Communities	Number of	Impairment	Impairment
Three months ended:	Tested	Communities	Charges	Charges
Fiscal 2011:
January 31	143	6	$56,105	$5,475
April 30	142	9	$40,765	10,725
July 31	129	2	$867	175
October 31	114	3	$3,367	710

				$17,085

Fiscal 2010:
January 31	260	14	$60,519	$22,750
April 30	161	7	$53,594	15,020
July 31	155	7	$21,457	6,600
October 31	144	12	$39,209	9,119

				$53,489

Fiscal 2009:
January 31	289	41	$216,227	$108,300
April 30	288	36	$181,790	67,410
July 31	288	14	$67,713	46,822
October 31	254	21	$116,379	44,873

				$267,405

At October 31, 2011, the Company evaluated its land purchase contracts to determine if any of the selling entities were VIEs and, if they were, whether the Company was the primary beneficiary of any of them. Under these land purchase contracts, the Company does not possess legal title to the land and its risk is generally limited to deposits paid to the sellers and the creditors of the sellers generally have no recourse against the Company. At October 31, 2011, the Company determined that 48 land purchase contracts, with an aggregate purchase price of $453.0 million, on which it had made aggregate deposits totaling $24.2 million, were VIEs, and that it was not the primary beneficiary of any VIE related to its land purchase contracts.
Interest incurred, capitalized and expensed in each of the three fiscal years ended October 31, 2011, 2010 and 2009 was as follows (amounts in thousands):

	2011	2010	2009
Interest capitalized, beginning of year	$267,278	$259,818	$238,832
Interest incurred	114,761	114,975	118,026
Interest expensed to cost of revenues	(77,623)	(75,876)	(78,661)
Interest directly expensed to statement of operations	(1,504)	(22,751)	(7,949)
Write-off against other income	(1,155)	(8,369)	(10,116)
Interest reclassified to property, construction and office equipment	(3,000)	(519)
Capitalized interest applicable to inventory transferred to joint ventures			(314)

Interest capitalized, end of year	$298,757	$267,278	$259,818

Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. The amounts included in the table directly above reflect the gross amount of capitalized interest without allocation of any impairment charges recognized. The Company estimates that, had inventory impairment charges been allocated on a pro rata basis to the individual components of inventory, capitalized interest at October 31, 2011, 2010 and 2009 would have been reduced by approximately $54.0 million, $53.3 million and $57.5 million, respectively.

During fiscal 2011, the Company reclassified $20.0 million of inventory related to commercial retail space located in one of its high-rise projects to property, construction and office equipment. The $20.0 million was reclassified due to the completion of construction of the facilities and the substantial completion of the high-rise project of which the facilities are a part.
During fiscal 2010, the Company reclassified $18.7 million of inventory related to two non-equity golf course facilities to property, construction and office equipment. The $18.7 million was reclassified due to the completion of construction of the facilities and the substantial completion of the master planned communities of which the golf facilities are a part.
3. Investments in and Advances to Unconsolidated Entities
The Company has investments in and advances to various unconsolidated entities. In fiscal 2010, the Company formed Gibraltar to invest in distressed real estate opportunities. Through Gibraltar, the Company has invested in a structured asset joint venture.
Development Joint Ventures
The Company has investments in and advances to, a number of joint ventures with unrelated parties to develop land (“Development Joint Ventures”). Some of these Development Joint Ventures develop land for the sole use of the venture participants, including the Company, and others develop land for sale to the joint venture participants and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites by the Development Joint Ventures to other builders. With regard to home sites the Company purchases from the Development Joint Ventures, the Company reduces its cost basis in those home sites by its share of the earnings on the home sites. At October 31, 2011, the Company had approximately $17.1 million, net of impairment charges, invested in or advanced to the Development Joint Ventures. In addition, the Company has a funding commitment of $3.5 million to one Development Joint Venture should an additional investment in that venture be required.
As of October 31, 2011, the Company had recognized cumulative impairment charges in connection with its current Development Joint Ventures of $97.5 million. These impairment charges are attributable to investments in certain Development Joint Ventures where the Company determined there were losses in value in the investments that were other than temporary. In fiscal 2011 and 2009, the Company recognized impairment charges in connection with its Development Joint Ventures of $25.7 million and $5.3 million, respectively. The Company did not recognize any impairment charges in connection with the Development Joint Ventures in fiscal 2010.
On October 27, 2011, a bankruptcy court issued an order confirming a plan of reorganization for South Edge, LLC (“South Edge”), a Nevada land development joint venture, which was the subject of an involuntary bankruptcy petition filed in December 2010. Pursuant to the plan of reorganization, South Edge settled litigation regarding a loan made by a syndicate of lenders to it having a principal balance of $327.9 million, for which the Company had executed certain completion guarantees and conditional repayment guarantees. The confirmed plan of reorganization provided for a cash settlement to the lenders, the acquisition of land by the Company and the other members of South Edge which are parties to the agreement, and the resolution of all claims between members of the lending syndicate representing 99% of the outstanding amounts due under the loan, the bankruptcy trustee and the members of South Edge which are parties to the agreement. The Company believes it had made adequate provision at October 31 2011, for the settlement, including accruing for its share of the cash payments required under the agreement, for any remaining exposure to lenders which are not parties to the agreement and recording impairments to reflect the estimated fair value of land to be acquired. The Company paid $57.6 million in November 2011 to settle this matter. The disposition of the above matter did not have a material adverse effect on the Company’s results of operations and liquidity or on its financial condition.
Planned Community Joint Venture
The Company is a participant in a joint venture with an unrelated party to develop a single master planned community (the “Planned Community Joint Venture”). At October, 31, 2011, the Company had an investment of $32.0 million in this Planned Community Joint Venture. At October 31, 2011, each participant had agreed to contribute additional funds up to $8.3 million, if required. If a participant fails to make a required capital contribution, the other participant may make the additional contribution and diminish the non-contributing participant’s ownership interest. At October 31, 2011, this joint venture did not have any indebtedness. The Company recognized impairment charges in connection with the Planned Community Joint Venture of $15.2 million in fiscal 2011. The Company did not recognize any impairment charges in connection with the Planned Community Joint Venture in fiscal 2010 or fiscal 2009.

Condominium Joint Ventures
At October 31, 2011, the Company had an aggregate of $40.7 million of investments in four joint ventures with unrelated parties to develop luxury for-sale and rental residential units and commercial space (“Condominium Joint Ventures”). At October 31, 2011, the Condominium Joint Ventures had aggregate loan commitments of $39.0 million, against which approximately $35.9 million had been borrowed. Included in the aggregate loan commitments and amount borrowed was $18.4 million due to the Company.
As of October 31, 2011, the Company had recognized cumulative impairment charges against its investments in the Condominium Joint Ventures and its pro rata share of impairment charges recognized by these Condominium Joint Ventures in the amount of $63.9 million. The Company did not recognize any impairment charges in connection with its Condominium Joint Ventures in fiscal 2011 and 2010; however, it recognized $6.0 million of impairment charges in fiscal 2009. At October 31, 2011, the Company did not have any commitments to make contributions to any Condominium Joint Venture.
Structured Asset Joint Venture
In July 2010, the Company, through Gibraltar, invested $29.1 million in a joint venture in which it is a 20% participant with two unrelated parties to purchase a 40% interest in an entity that owns and controls a portfolio of loans and real estate (“Structured Asset Joint Venture”). At October 31, 2011, the Company had an investment of $34.7 million in this Structured Asset Joint Venture. At October 31, 2011, the Company did not have any commitments to make additional contributions to the joint venture and has not guaranteed any of the joint venture’s liabilities. If the joint venture needs additional capital and a participant fails to make a requested capital contribution, the other participants may make a contribution in consideration for a preferred return or may make the additional capital contribution and diminish the non-contributing participant’s ownership interest.
Toll Brothers Realty Trust and Trust II
In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust II (“Trust II”) to be in a position to invest in commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by an affiliate of PASERS. At October 31, 2011, the Company had an investment of $1.5 million in Trust II. Prior to the formation of Trust II, the Company formed Toll Brothers Realty Trust (the “Trust”) in 1998 to invest in commercial real estate opportunities. The Trust is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Zvi Barzilay (and members of his family), Douglas C. Yearley, Jr. and former members of the Company’s senior management; and one-third by an affiliate of PASERS (collectively, the “Shareholders”). As of October 31, 2011, the Company had a net investment in the Trust of $0.4 million. The Company provides development, finance and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $2.9 million, $3.1 million and $2.1 million in fiscal 2011, 2010 and 2009, respectively. The Company believes that the transactions between itself and the Trust were on terms no less favorable than it would have agreed to with unrelated parties.
General
At October 31, 2011, the Company had accrued $60.1 million of aggregate exposure with respect to its estimated obligations to unconsolidated entities in which it has an investment. The Company’s investments in these entities are accounted for using the equity method. The Company recognized $40.9 million and $11.3 million of impairment charges related to its investments in and advances to unconsolidated entities in fiscal 2011 and 2009. The Company did not recognize any impairment charges related to its investments in and advances to unconsolidated entities in fiscal 2010. Impairment charges related to these entities are included in “(Loss) income from unconsolidated entities” in the Company’s consolidated statements of operations.

The condensed balance sheets as of October 31, 2011 and 2010 and condensed statements of operations for the years ended October 31, 2011, 2010 and 2009 for unconsolidated entities, aggregated by type of business, are as follows (in thousands):
Condensed Balance Sheets:

	October 31, 2011
		Home	Toll	Structured
	Develop-	Building	Brothers	Asset
	ment Joint	Joint	Realty Trust	Joint
	Ventures	Ventures	I and II	Venture	Total
Cash and cash equivalents	$14,190	$10,663	$11,726	$48,780	$85,359
Inventory	37,340	170,239	5,501		213,080
Non-performing loan portfolio				295,044	295,044
Rental properties			178,339		178,339
Real estate owned			1,087	230,872	231,959
Other assets (1)	331,315	20,080	9,675	159,143	520,213

Total assets	$382,845	$200,982	$206,328	$733,839	$1,523,994

Debt (1)	$327,856	$50,515	$198,927	$310,847	$888,145
Other liabilities	5,352	9,745	3,427	382	18,906
Members’ equity	49,637	140,722	3,974	172,944	367,277
Non-controlling interest				249,666	249,666

Total liabilities and equity	$382,845	$200,982	$206,328	$733,839	$1,523,994

Company’s net investment in unconsolidated entities (2)	$17,098	$72,734	$1,872	$34,651	$126,355

	October 31, 2010
		Home	Toll	Structured
	Develop-	Building	Brothers	Asset
	ment Joint	Joint	Realty Trust	Joint
	Ventures	Ventures	I and II	Venture	Total
Cash and cash equivalents	$21,224	$14,831	$13,154	$21,287	$70,496
Inventory	486,394	343,463	5,340		835,197
Non-performing loan portfolio				498,256	498,256
Rental properties			185,658		185,658
Real estate owned			1,934	124,775	126,709
Other assets (1)	194,541	29,374	9,401	15,003	248,319

Total assets	$702,159	$387,668	$215,487	$659,321	$1,964,635

Debt (1)	$379,793	$208,295	$184,616	$303,192	$1,075,896
Other liabilities	60,385	11,207	3,952	265	75,809
Members’ equity	261,981	168,166	26,919	146,248	603,314
Non-controlling interest				209,616	209,616

Total liabilities and equity	$702,159	$387,668	$215,487	$659,321	$1,964,635

Company’s net investment in unconsolidated entities (2)	$58,551	$99,259	$11,382	$29,250	$198,442

(1)	Included in other assets at October 31, 2011 and 2010 of the Structured Asset Joint Venture is $152.6 million and $8.5 million, respectively, of restricted cash held in a defeasance account which will be used to repay debt of the Structured Asset Joint Venture.

(2)	Differences between the Company’s net investment in unconsolidated entities and its underlying equity in the net assets of the entities is primarily a result of impairments related to the Company’s investments in unconsolidated entities, a loan made to one of the entities by the Company, and distributions from entities in excess of the carrying amount of the Company’s net investment.

Condensed Statements of Operations:

	For the year ended October 31, 2011
		Home	Toll	Structured
	Develop-	Building	Brothers	Asset
	ment Joint	Joint	Realty Trust	Joint
	Ventures	Ventures	I and II	Venture	Total
Revenues	$4,624	$242,326	$37,728	$46,187	$330,865

Cost of revenues	3,996	191,922	15,365	30,477	241,760
Other expenses	1,527	8,954	18,808	10,624	39,913
Gain on disposition of loans and REO				61,406	61,406

Income (loss) from operations	(899)	41,450	3,555	66,492.	110,598
Other income	9,498	1,605		252	11,355

Net income before noncontrolling interest	8,599	43,055	3,555	66,744.	121,953
Less: Net income attributable to noncontrolling interest				40,048	40,048

Net income	$8,599	$43,055	$3,555	$26,696	$81,905

Company’s equity in (losses) earnings of unconsolidated entities (3)	$(25,272)	$15,159	$3,580	$5,339	$(1,194)

	For the year ended October 31, 2010
		Home	Toll	Structured
	Develop-	Building	Brothers	Asset
	ment Joint	Joint	Realty Trust	Joint
	Ventures	Ventures	I and II	Venture	Total
Revenues	$7,370	$132,878	$34,755	$16,582	$191,585

Cost of revenues	6,402	106,638	13,375	6,693	133,108
Other expenses	1,522	8,121	18,693	2,977	31,313
Loss on disposition of loans and REO				(5,272)	(5,272)

Income (loss) from operations	(554)	18,119	2,687	1,640	21,892
Other income	13,616	572		5	14,193

Net income before noncontrolling interest	13,062	18,691	2,687	1,645	36,085
Less: Net income attributable to noncontrolling interest				987	987

Net income	$13,062	$18,691	$2,687	$658	$35,098

Company’s equity in earnings of unconsolidated entities (3)	$10,664	$11,272	$1,402	$132	$23,470

	For the year ended October 31, 2009
		Home	Toll	Structured
	Develop-	Building	Brothers	Asset
	ment Joint	Joint	Realty Trust	Joint
	Ventures	Ventures	I and II	Venture	Total
Revenues	$144	$48,719	$34,955	$	$83,818

Cost of revenues	141	76,525	13,943		90,609
Other expenses	1,025	8,482	17,994		27,501

Income (loss) from operations	(1,022)	(36,288)	3,018		(34,292)
Other income (loss)	15,483	(1,879)			13,604

Net (loss) income	$14,461	$(38,167)	$3,018	$	$(20,688)

Company’s equity in (losses) earnings of unconsolidated entities (3)	$(5,120)	$(3,676)	$1,278	$	$(7,518)

(3)	Differences between the Company’s equity in earnings (losses) of unconsolidated entities and the underlying net income of the entities is primarily a result of impairments related to the Company’s investment in unconsolidated entities, distributions from entities in excess of the carrying amount of the Company’s net investment, and the Company’s share of the entities profits related to home sites purchased by the Company which reduces the Company’s cost basis of the home sites.

4. Investments in Non-Performing Loan Portfolios and Foreclosed Real Estate
In March 2011, the Company, through Gibraltar, acquired a 60% participation in a portfolio of non-performing loans. The portfolio of 83 loans, with an unpaid principal balance of approximately $200.3 million consisted primarily of residential acquisition, development and construction loans secured by properties at various stages of completion. The Company oversees the day-to-day management of the portfolio in accordance with the business plans which are jointly approved by the Company and the co-participant. The Company receives a management fee for such services. The Company recognizes income from the loan portfolio based upon its participation interest until such time as the portfolio meets certain internal rates of return as stipulated in the participation agreement. Upon reaching the stipulated internal rates of return, the Company will be entitled to receive additional income above its participation percentage from the portfolio. Since the acquisition of the loan portfolio, the Company sold its interest in one loan to a third party resulting in a gain of approximately $0.6 million. In fiscal 2011, the Company acquired an interest in four properties through foreclosure or obtaining deeds in lieu of foreclosure related to this loan portfolio. At October 31, 2011, the Company’s pro-rata share of the carrying value of these properties was $5.9 million.
In September 2011, Gibraltar acquired three portfolios of non-performing loans consisting of 38 loans with an unpaid principal balance of approximately $71.4 million. The portfolios include residential acquisition, development, and construction loans secured by properties at various stages of completion.
The Company’s earnings from the portfolios and management fees earned are included in interest and other income in its consolidated statements of operations. In fiscal 2011, the Company recognized $1.5 million of earnings from its investments in the loan portfolios.
The following summarizes the accretable yield and the nonaccretable difference on our investments in non-performing loans portfolios as of their acquisition dates (amounts in thousands):

Contractually required payments, including interest	$200,047
Nonaccretable difference	(81,723)

Cash flows expected to be collected	118,324
Accretable difference	(51,462)

Non-performing loans carrying amount	$66,862

The Company’s investment in non-performing loan portfolios consisted of the following at October 31, 2011 (amounts in thousands):

Unpaid principal balance	$171,559
Discount on acquired loans	(108,325)

Carrying value	$63,234

The activity in the accretable yield for the Company’s investment in the non-performing loan portfolios for the year ended October 31, 2011 was as follows (amounts in thousands):

Balance at November 1, 2010	$—
Additions	51,462
Accretion	(4,480)
Reductions from foreclosures and other dispositions	(4,599)
Other	(57)

Balance at October 31, 2011	$42,326

The additions to accretable yield and the accretion of interest income are based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continues to gather additional information regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in the year ended October 31, 2011 is not necessarily indicative of expected future results.

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
At October 31, 2011, the Company had no outstanding borrowings under the New Credit Facility but had outstanding letters of credit of approximately $100.3 million. At October 31, 2011, interest would have been payable on borrowings under the New Credit Facility at 2.75% (subject to adjustment based upon the Company’s debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. Under the terms of the New Credit Facility, the Company is not permitted to allow its maximum leverage ratio (as defined in the credit agreement) to exceed 1.75 to 1.00 and is required to maintain a minimum tangible net worth (as defined in the New Credit Facility agreement) of approximately $1.87 billion at October 31, 2011. At October 31, 2011, the Company’s leverage ratio was approximately 0.18 to 1.00 and its tangible net worth was approximately $2.55 billion. Based upon the minimum tangible net worth requirement, the Company’s ability to pay dividends and repurchase its common stock was limited to an aggregate amount of approximately $680 million at October 31, 2011. The Company is obligated to pay an undrawn commitment fee of 0.50% (subject to adjustment based upon the Company’s debt rating and leverage ratios) based on the average daily unused amount of the facility.
Loans Payable
The Company’s loans payable represent purchase money mortgages on properties the Company has acquired that the seller has financed and various revenue bonds that were issued by government entities on behalf of the Company to finance community infrastructure and the Company’s manufacturing facilities. Information regarding the Company’s loans payable at October 31, 2011 and 2010 is included in the table below ($ amounts in thousands).

	2011	2010
Aggregate loans payable at October 31	$106,556	$94,491
Weighted-average interest rate	3.99%	3.75%
Interest rate range	0.16%-7.87%	0.50% - 8.00%
Loans secured by assets
Carrying value of loans secured by assets	$105,092	$93,029
Carrying value of assets securing loans	$283,169	$257,563
Senior Notes
At October 31, 2011 and 2010, the Company’s senior notes consisted of the following (amounts in thousands):

	2011	2010
6.875% Senior Notes due November 15, 2012	$139,776	$194,865
5.95% Senior Notes due September 15, 2013	141,635	141,635
4.95% Senior Notes due March 15, 2014	267,960	267,960
5.15% Senior Notes due May 15, 2015	300,000	300,000
8.91% Senior Notes due October 15, 2017	400,000	400,000
6.75% Senior Notes due November 1, 2019	250,000	250,000
Bond discount	(8,399)	(10,350)

	$1,490,972	$1,544,110

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

The Company has repurchased, and may from time to time in the future repurchase, its senior notes in the open market or otherwise. The table below provides for the periods indicated, the amount of senior notes the Company has redeemed and the amount of expenses related to the retirement of the notes (amounts in thousands).

	2011	2010	2009
Fiscal year:
6.875% Senior notes due 2012	$55,089		$105,135
5.95% Senior notes due 2013		$13,500	94,985
4.95% Senior notes due 2014		32,040

	$55,089	$45,540	$200,120

Expenses related to retirement of debt	$3,827	$744	$11,626

Expenses related to the retirement of notes includes, if any, premium paid, write-off of unamortized debt issuance costs and other debt redemption costs.
Senior Subordinated Notes
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
The table below provides for the periods indicated, the amount of senior subordinated notes the Company has redeemed and the amount of expenses related to the retirement of the notes (amounts in thousands).

	2010	2009
Fiscal year:
8.25% Senior Subordinated Notes due December 2011	$47,872	$102,128
8 1/4% Senior Subordinated Notes due February 2011		193,000

Total	$47,872	$295,128

Expenses related to retirement of debt	$34	$2,067

Mortgage Company Loan Facilities
TBI Mortgage Company (“TBI Mortgage”), the Company’s wholly-owned mortgage subsidiary, has a Master Repurchase Agreement (the “Repurchase Agreement”) with Comerica Bank. The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by TBI Mortgage and it is accounted for as a secured borrowing under ASC 860. The Repurchase Agreement, as amended, provides for loan purchases up to $50 million, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $75 million for a short period of time. The Repurchase Agreement, as amended, expires on July 25, 2012 and bears interest at LIBOR plus 1.25%, with a minimum rate of 3.50%. Borrowings under this facility are included in the fiscal 2012 maturities.
At October 31, 2011 and 2010, there were $57.4 million and $72.4 million, respectively, outstanding under the Repurchase Agreement, which are included in liabilities in the accompanying Consolidated Balance Sheets. At October 31, 2011 and 2010, amounts outstanding under the Repurchase Agreement are collateralized by $63.2 million and $93.6 million, respectively, of mortgage loans held for sale, which are included in assets in the Company’s balance sheets. As of October 31, 2011, there were no aggregate outstanding purchase price limitations reducing the amount available to TBI Mortgage. There are several restrictions on purchased loans under the Repurchase Agreement, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement.

General
As of October 31, 2011, the annual aggregate maturities of the Company’s loans and notes during each of the next five fiscal years are as follows (amounts in thousands):

Amount
2012	$92,827
2013	294,742
2014	271,969
2015	301,872
2016	1,955
6. Accrued Expenses
Accrued expenses at October 31, 2011 and 2010 consisted of the following (amounts in thousands):

	2011	2010
Land, land development and construction	$109,574	$110,301
Compensation and employee benefit	96,037	95,107
Insurance and litigation	130,714	143,421
Commitments to unconsolidated entities	60,130	88,121
Warranty	42,474	45,835
Interest	25,968	26,998
Other	56,154	60,538

	$521,051	$570,321

The Company accrues expected warranty costs at the time each home is closed and title and possession have been transferred to the home buyer. Changes in the warranty accrual during fiscal 2011, 2010 and 2009 were as follows (amounts in thousands):

	2011	2010	2009
Balance, beginning of year	$45,835	$53,937	$57,292
Additions — homes closed during the year	8,809	9,147	10,499
Additions (reductions) to accruals for homes closed in prior years	(828)	(4,684)	1,697
Charges incurred	(11,342)	(12,565)	(15,551)

Balance, end of year	$42,474	$45,835	$53,937

7. Income Taxes
A reconciliation of the Company’s effective tax rate from the federal statutory tax rate for the fiscal years ended October 31, 2011, 2010 and 2009 is set forth below ($ amounts in thousands).

	2011		2010		2009
	$	%*	$	%*	$	%*
Federal tax benefit at statutory rate	(10,278)	35.0	(41,015)	35.0	(173,763)	35.0
State taxes, net of federal benefit	(954)	3.2	(3,809)	3.3	(14,522)	2.9
Reversal of accrual for uncertain tax positions	(52,306)	178.1	(39,485)	33.7	(77,337)	15.6
Accrued interest on anticipated tax assessments	3,055	(10.4)	9,263	(7.9)	6,828	(1.4)
Increase in unrecognized tax benefits			35,575	(30.3)	39,500	(8.0)
Increase in deferred tax assets, net	(25,948)	88.4
Valuation allowance — recognized	43,876	(149.4)	55,492	(47.4)	458,280	(92.3)
Valuation allowance — reversed	(25,689)	87.5	(128,640)	109.7
Reversal of tax credits					10,000	(2.0)
Other	(917)	3.1	(1,194)	1.0	10,374	(2.1)

Tax (benefit)provision	(69,161)	235.5	(113,813)	97.1	259,360	(52.3)

*	Due to rounding, amounts may not add.

The Company currently operates in 19 states and is subject to various state tax jurisdictions. The Company estimates its state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction and the Company’s ability to utilize certain tax-saving strategies. Due primarily to a change in the Company’s estimate of the allocation of income or loss, as the case may be, among the various taxing jurisdictions and changes in tax regulations and their impact on the Company’s tax strategies, the Company’s estimated rate for state income taxes was 5.0% for each of fiscal 2011, and 2010 and 4.5% for fiscal 2009.
The (benefit) provision for income taxes for each of the fiscal years ended October 31, 2011, 2010 and 2009 is set forth below (amounts in thousands).

	2011	2010	2009
Federal	$(21,517)	$(67,318)	$333,311
State	(47,644)	(46,495)	(73,951)

	$(69,161)	$(113,813)	$259,360

Current	$(43,212)	$(156,985)	$(229,003)
Deferred	(25,949)	43,172	488,363

	$(69,161)	$(113,813)	$259,360

A reconciliation of the change in the unrecognized tax benefits for the years ended October 31, 2011, 2010 and 2009 is set forth below (amounts in thousands).

	2011	2010	2009
Balance, beginning of year	$160,446	$171,366	$320,679
Increase in benefit as a result of tax positions taken in prior years	8,168	14,251	11,000
Increase in benefit as a result of tax positions taken in current year		15,675	47,500
Decrease in benefit as a result of settlements	(17,954)		(138,333)
Decrease in benefit as a result of completion of audits	(33,370)
Decrease in benefit as a result of lapse of statute of limitation	(12,621)	(40,846)	(69,480)

Balance, end of year	$104,669	$160,446	$171,366

The Company has reached final settlement of its federal tax returns for fiscal years through 2009. The federal settlements resulted in a reduction in the Company’s unrecognized tax benefits. The state impact of any amended federal return remains subject to examination by various states for a period of up to one year after formal notification of such amendments is made to the states.
The Company’s unrecognized tax benefits are included in “Income taxes payable” on the Company’s consolidated balance sheets. If these unrecognized tax benefits reverse in the future, they would have a beneficial impact on the Company’s effective tax rate at that time. During the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits will change but we are not able to provide a range of such change. The anticipated changes will be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken and the accrual of estimated interest and penalties.

The Company recognizes in its tax provision, potential interest and penalties. Information as to the amounts recognized in its tax provision, before reduction for applicable taxes and reversal of previously accrued interest and penalties, of potential interest and penalties in the twelve-month periods ended October 31, 2011, 2010 and 2009, and the amounts accrued for potential interest and penalties at October 31, 2011 and 2010 is set forth in the table below (amounts in thousands).

Recognized in statements of operations:
Fiscal year
2011	$4,700
2010	$14,300
2009	$11,000

Accrued at:
October 31, 2011	$29,200
October 31, 2010	$39,209
The amounts accrued for interest and penalties are included in “Income taxes payable” on the Company’s consolidated balance sheets.
Since the beginning of fiscal 2007, the Company has recorded significant deferred tax assets. These deferred tax assets were generated primarily by inventory impairments and impairments of investments in and advances to unconsolidated entities. In accordance with ASC 740, the Company assessed whether a valuation allowance should be established based on its determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company believes that the continued downturn in the housing market, the uncertainty as to its length and magnitude, the cumulative operating losses in recent years, and the Company’s continued recognition of impairment charges, are significant evidence of the continued need for a valuation allowance against its net deferred tax assets. The Company has recorded valuation allowances against its entire net deferred tax asset as of October 31, 2011 and 2010.
The components of net deferred tax assets and liabilities at October 31, 2011 and 2010 are set forth below (amounts in thousands).

	2011	2010
Deferred tax assets:
Accrued expenses	$5,573	$4,917
Impairment charges	427,807	415,801
Inventory valuation differences	10,036	13,093
Stock-based compensation expense	44,319	48,657
Amounts related to unrecognized tax benefits	47,387	55,090
State tax, net operating loss carryforward	18,406	11,159
Federal tax net operating loss carryforward	11,232
Other	5,382	3,497

Total assets	570,142	552,214

Deferred tax liabilities:
Capitalized interest	94,129	91,731
Deferred income	(10,553)	(10,097)
Depreciation	32,416	29,334
Deferred marketing	(9,295)	(3,635)
Other	36,074	35,698

Total liabilities	142,771	143,031

Net deferred tax assets before valuation allowances	427,371	409,183
Cumulative valuation allowance — state	(74,030)	(45,030)
Cumulative valuation allowance — federal	(353,341)	(364,153)

Net deferred tax assets	$—	$—

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted into law. The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in a tax year ending after December 31, 2007 and beginning before January 1, 2010 to be carried back for up to five years (such losses were previously limited to a two-year carryback). This change allowed the Company to carry back its fiscal 2010 taxable loss against taxable income reported in fiscal 2006 and receive a federal tax refund in its second quarter of fiscal 2011 of $154.3 million. The tax losses generated in fiscal 2010 were primarily from the recognition for tax purposes of previously recognized book impairments and the recognition of stock option expenses recognized for book purposes in prior years.
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
The Company is allowed to carry forward tax losses for 20 years and apply such tax losses to future taxable income to realize federal deferred tax assets. As of October 31, 2011, the Company estimates that it will have approximately $45.0 million of tax loss carryforwards, resulting from losses that it expects to recognize on its fiscal 2011 tax return. In addition, the Company expects to be able to reverse its previously recognized valuation allowances against future tax provisons during any future period in which it reports book income before income taxes. The Company will continue to review its deferred tax assets in accordance with ASC 740.
For state tax purposes, due to past and projected losses in certain jurisdictions where the Company does not have carryback potential and/or cannot sufficiently forecast future taxable income, the Company has recognized net cumulative valuation allowances against its state deferred tax assets of $74.0 million as of October 31, 2011 and $45.0 million as of October 31, 2010. In 2011, the Company took steps to merge a number of entities to better align financial and tax reporting and to reduce administrative complexity going forward. Some of these mergers occurred in higher state tax jurisdictions creating additional state tax deferred assets of $28.9 million, offset entirely by an increase in the state tax valuation allowance. Future valuation allowances in these jurisdictions may continue to be recognized if the Company believes it will not generate sufficient future taxable income to utilize any future state deferred tax assets.
8. Stockholders’ Equity
The Company’s authorized capital stock consists of 400 million shares of common stock, $.01 par value per share and 15 million shares of preferred stock, $.01 par value per share. At October 31, 2011, the Company had 165.7 million shares of common stock issued and outstanding (excluding 2.9 million shares of treasury stock), 13.7 million shares of common stock reserved for outstanding stock options and restricted stock units, 6.7 million shares of common stock reserved for future stock option and award issuances and 0.6 million shares of common stock reserved for issuance under the Company’s employee stock purchase plan. As of October 31, 2011, the Company had not issued any shares of preferred stock.
Issuance of Common Stock
In each of fiscal 2011, 2010 and 2009, the Company issued 1,250 shares of restricted common stock pursuant to its stock incentive plans to certain outside directors. The Company is amortizing the fair market value of the awards on the date of grant over the period of time that each award vests. At October 31, 2011, 1,875 shares of the restricted stock awards were unvested.
Stock Repurchase Program
In March 2003, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various benefit plans.
Information about the Company’s share repurchase program for the fiscal years ended October 31, 2011, 2010 and 2009 is in the table below.

	2011	2010	2009
Number of shares purchased (in thousands)	3,068	31	79
Average price per share	$16.00	$19.24	$18.70
Remaining authorization at October 31(in thousands):	8,786	11,855	11,885

Stockholder Rights Plan and Transfer Restriction
In June 2007, the Company adopted a shareholder rights plan (“2007 Rights Plan”). The rights issued pursuant to the 2007 Rights Plan will become exercisable upon the earlier of (i) ten days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of the Company’s common stock or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of the outstanding shares of common stock. No rights were exercisable at October 31, 2011.
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
9. Stock-Based Benefit Plans
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
The Company has two additional stock incentive plans for employees, officers and directors that are inactive except for outstanding stock option grants at October 31, 2011. No additional options may be granted under these plans. Stock options granted under these plans were made with a term of up to ten years at a price not less than the market price of the stock at the date of grant and generally vested over a four-year period for employees and a two-year period for non-employee directors.
Stock Options
Stock options granted to employees generally vest over a four-year period, although certain grants may vest over a longer or shorter period, and stock options granted to non-employee directors generally vest over a two-year period. Shares issued upon the exercise of a stock option are either from shares held in treasury or newly issued shares.
The Company used a lattice model for the valuation for all option grants in fiscal 2011, 2010 and 2009. Expected volatilities are based on implied volatilities from traded options on the Company’s stock and the historical volatility of the Company’s stock. The expected life of options granted is derived from the historical exercise patterns and anticipated future patterns and represents the period of time that options granted are expected to be outstanding; the range given above results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The weighted-average assumptions and fair value used for stock option grants in each of the fiscal years ended October 31, 2011, 2010 and 2009 are set forth below.

	2011	2010	2009
Expected volatility	45.38% - 49.46%	46.74% - 51.41%	46.74% - 50.36%
Weighted-average volatility	47.73%	49.51%	48.06%
Risk-free interest rate	1.64% - 3.09%	2.15% - 3.47%	1.24% - 1.90%
Expected life (years)	4.29 - 8.75	4.44 - 8.69	4.29 - 8.52
Dividends	none	none	none
Weighted-average fair value per share of options granted	$7.94	$7.63	$8.60

The fair value of stock option grants is recognized evenly over the vesting period of the options or over the period between the grant date and the time the option becomes non-forfeitable by the employee, whichever is shorter. Stock option expense is included in the Company’s selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Information regarding the stock-based compensation for fiscal 2011, 2010 and 2009 is set forth below (amounts in thousands).

	2011		2010	2009
Stock-based compensation expense recognized	$8,626		$9,332	$10,925

Income tax benefit recognized	—	(a)	$3,266	$4,370

(a)	Due to the losses recognized by the Company over the past several years and its inability to forecast future pre-tax profits, the Company has not recognized or estimated a tax benefit on its stock based compensation expense in fiscal 2011.
In fiscal 2010 and 2009, as part of severance plans for certain employees, the Company extended the period in which an option could be exercised on 175,813 options and 46,052 options, respectively. The Company expensed $552,000 and $322,000 of stock option expense related to these extensions in fiscal 2010 and 2009, respectively. These amounts are included in the stock-based compensation in the table above.
At October 31, 2011, total compensation cost related to non-vested awards not yet recognized was approximately $7.4 million and the weighted-average period over which the Company expects to recognize such compensation costs and tax benefit is 2.5 years.
The following table summarizes stock option activity for the Company’s plans during each of the fiscal years ended October 31, 2011, 2010 and 2009 (amounts in thousands, except per share amounts):

	2011		2010		2009
		Weighted-		Weighted-		Weighted-
	Number	average	Number	average	Number	average
	of	exercise	of	exercise	of	exercise
	options	price	options	price	options	price
Balance, beginning	14,339	$19.36	16,123	$17.73	19,854	$14.73
Granted	1,103	19.32	1,015	18.39	1,092	21.68
Exercised	(2,467)	11.07	(2,498)	8.72	(4,436)	5.03
Cancelled	(107)	20.12	(301)	17.03	(387)	20.49

Balance, ending	12,868	$20.94	14,339	$19.36	16,123	$17.73

Options exercisable, at October 31,	10,365	$21.24	11,670	$19.00	13,171	$16.53

Options available for grant at October 31,	6,712		8,038		9,168

The following table summarizes information about stock options outstanding and exercisable at October 31, 2011:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining	Weighted-		remaining	Weighted-
Range of	Number	contractual	average	Number	contractual	average
exercise	outstanding	life	exercise	exercisable	life	exercise
prices	(in 000s)	(in years)	price	(in 000s)	(in years)	price
$10.35 - $10.88	2,484	0.8	$10.66	2,484	0.8	$10.66
$18.38 - $20.21	5,249	5.1	$19.36	3,489	3.3	$19.57
$20.76 - $22.18	2,376	6.5	$21.13	1,648	2.3	$21.06
$31.82 - $35.97	2,759	4.0	$33.04	2,744	4.0	$33.05

	12,868	4.3	$20.94	10,365	3.4	$21.24

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
Information pertaining to the intrinsic value of options outstanding and exercisable at October 31, 2011, 2010 and 2009 is provided below (amounts in thousands):

	2011	2010	2009
Intrinsic value of options outstanding	$16,839	$35,214	$54,646
Intrinsic value of options exercisable	$16,839	$35,214	$54,646
Information pertaining to the intrinsic value of options exercised and the fair value of options which became vested or modified in each of the fiscal years ended October 31, 2011, 2010 and 2009 is provided below (amounts in thousands):

	2011	2010	2009
Intrinsic value of options exercised	$23,573	$25,327	$74,659
Fair value of options vested	$11,027	$12,336	$15,528
The Company’s stock incentive plans permit optionees to exercise stock options using a “net exercise” method at the discretion of the Executive Compensation Committee of the Board of Directors (“Executive Compensation Committee”). In a net exercise, the Company withholds from the total number of shares that otherwise would be issued to an optionee upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings and remits the remaining shares to the optionee. Information regarding the use of the net exercise method for fiscal 2011, 2010 and 2009 is set forth below.

	2011	2010	2009
Options exercised	194,000	1,201,372	93,000
Shares withheld	98,918	798,420	21,070

Shares issued	95,082	402,952	71,930

Average market value per share withheld	$18.94	$17.96	$21.29

Aggregate market value of shares withheld (in thousands)	$1,873	$14,341	$400

In addition, pursuant to the provisions of the Company’s stock incentive plans, optionees are permitted to use the value of the Company’s common stock that they own to pay for the exercise of options (“stock swap method”). Information regarding the use of the stock swap method for fiscal 2011, 2010 and 2009 is set forth below.

	2011	2010	2009
Options exercised	28,900	29,512	38,379
Shares tendered	14,807	14,459	9,237

Shares issued	14,093	15,053	29,142

Average market value per share withheld	$20.53	$19.71	$21.40

Aggregate market value of shares tendered (in thousands)	$304	$285	$198

Performance Based Restricted Stock Units:
In December 2010, 2009 and 2008, the Executive Compensation Committee of the Company’s Board of Directors approved awards of performance-based restricted stock units (“Performance-Based RSUs”) relating to shares of the Company’s common stock. The Performance-Based RSUs will vest and the recipients will be entitled to receive the underlying shares if the average closing price of the Company’s common stock on the New York Stock Exchange (“NYSE”), measured over any 20 consecutive trading days ending on or prior to five years from date of issuance of the Performance-Based RSUs increases 30% or more over the closing price of the Company’s common stock on the NYSE on the date of issuance (“Target Price”); provided the recipients continue to be employed by the Company or serve on the board of directors of the Company (as applicable) as stipulated in the award document. The Company determined the aggregate value of the Performance-Based RSUs using a lattice-based option pricing model.

The Company used a lattice based option pricing model to determine the fair value of the 2009 and 2008 Performance-Based RSUs. Expenses related to the performance-based RSUs are included in the Company’s selling, general and administrative expenses. Information regarding the issuance, valuation assumptions, amortization and unamortized balances of the Company’s Performance-Based RSUs in and at the relevant periods and dates in fiscal 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Performance-Based RSUs issued:
Number issued	306,000	200,000	200,000
Closing price of the Company’s common stock on date of issuance	$19.32	$18.38	$21.70
Target price	$25.12	$23.89	$28.21
Volatility	48.22%	49.92%	48.14%
Risk-free interest rate	1.99%	2.43%	1.35%
Expected life	3.0 years	3.0 years	3.0 years
Aggregate fair value of Performance-Based RSUs issued (in thousands)	$4,994	$3,160	$3,642

Performance-Based RSU expense recognized (in thousands):
Twelve months ended October 31,	$3,701	$2,121	$1,045

	2011	2010	2009
At October 31:
Aggregate outstanding Performance-Based RSUs	706,000	400,000	200,000
Cumulative unamortized value of Performance- Based RSUs (in thousands)	$4,929	$3,636	$2,597
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

	2011	2010
Non-Performance-Based RSUs issued:
Number issued	15,497	19,663
Closing price of the Company’s common stock on date of issuance	$19.32	$18.38
Aggregate fair value of RSUs issued (in thousands)	$299	$361

Non-Performance-Based RSU expense recognized (in thousands):
Twelve months ended October 31,	$144	$138

At October 31:
Aggregate Non-Performance-Based RSUs outstanding	30,994	19,663
Cumulative unamortized value of Non-Performance-Based RSUs (in thousands)	$379	$224
Restricted Stock Units in Lieu of Compensation
In December 2008, the Company issued restricted stock units (“RSUs”) relating to 62,051 shares of the Company’s common stock to a number of employees in lieu of a portion of the employees’ bonuses and in lieu of a portion of one employee’s 2009 salary. These RSUs, although not subject to forfeiture, will vest in annual installments over a four-year period, unless accelerated due to death, disability or termination of employment, as more fully described in the RSU award document. Because the RSUs are non-forfeitable, the value of the RSUs was determined to be equal to the number of shares of the Company’s common stock to be issued pursuant to the RSUs, multiplied by $21.70, the closing price of the Company’s common stock on the NYSE on December 19, 2008, the date the RSUs were awarded. The amount applicable to employee bonuses was charged to the Company’s accrual for bonuses that it made in fiscal 2008 and the amount applicable to salary deferral ($130,000) was charged to selling, general and administrative expense in the three-month period ended January 31, 2009. The Company’s stock incentive plan permits the Company to withhold from the total number of shares that otherwise would be issued to a RSU recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the RSU participant. Information relating to the distribution of shares and the withholding of taxes on the RSUs for fiscal 2011, 2010 and 2009 is set forth below.

	2011	2010	2009
Shares withheld	741	924	836
Shares issued	8,975	2,749	1,509
Value of shares withheld (in thousands)	$15	$17	$15
Employee Stock Purchase Plan
The Company’s employee stock purchase plan enables substantially all employees to purchase the Company’s common stock at 95% of the market price of the stock on specified offering dates without restriction, or at 85% of the market price of the stock on specified offering dates subject to restrictions. The plan, which terminates in December 2017, provides that 1.2 million shares be reserved for purchase. At October 31, 2011, 612,000 shares were available for issuance.
Information regarding the Company’s employee stock purchase plan for fiscal 2011, 2010 and 2009 is set forth below.

	2011	2010	2009
Shares issued	23,079	23,587	25,865
Average price per share	$15.59	$16.20	$16.49
Compensation expense recognized (in thousands)	$54	$57	$64
10. Income (Loss) Per Share Information
Information pertaining to the calculation of income (loss) per share for each of the fiscal years ended October 31, 2011, 2010 and 2009 is as follows (amounts in thousands):

	2011	2010	2009
Basic weighted-average shares	167,140	165,666	161,549
Common stock equivalents	1,241

Diluted weighted-average shares	168,381	165,666	161,549

Common stock equivalents excluded from diluted weighted-average shares due to anti-dilutive effect (a)	—	1,968	3,936

Weighted average number of anti-dilutive options (b)	7,936	8,401	7,604

Shares issued under stock incentive and employee stock purchase plans	2,390	1,712	4,442

(a)	Common stock equivalents represent the dilutive effect of outstanding in-the-money stock options using the treasury stock method. For fiscal 2010 and 2009, there were no incremental shares attributed to outstanding options to purchase common stock because the Company had a net loss in fiscal 2010 and fiscal 2009 and any incremental shares would be anti-dilutive.

(b)	Based upon the average quarterly closing price of the Company’s common stock on the NYSE for the period.

11. Fair Value Disclosures
A summary of assets and (liabilities) at October 31, 2011 and October 31, 2010 related to the Company’s financial instruments, measured at fair value on a recurring basis, is set forth below (amounts in thousands).

		Fair value
	Fair value	October 31,	October 31,
Financial Instrument	hierarchy	2011	2010
Corporate Securities	Level 1	$233,572
U.S. Treasury Securities	Level 1		$175,370
U.S. Agency Securities	Level 1		$22,497
Residential Mortgage Loans Held for Sale	Level 2	$63,175	$93,644
Forward Loan Commitments — Residential Mortgage Loans Held for Sale	Level 2	$218	$(459)
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(147)	$130
Forward Loan Commitments — IRLCs	Level 2	$147	$(130)
At October 31, 2011 and 2010, the carrying value of cash and cash equivalents and restricted cash approximated fair value.
The table below provides, for the periods indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale as of the date indicated (amounts in thousands).

	Aggregate unpaid
	principal balance	Fair value	Excess
At October 31, 2011	$62,765	$63,175	$410
At October 31, 2010	$92,082	$93,644	$1,562
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
As of October 31, 2011 and 2010, the amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of marketable securities were as follows (in thousands):

	October 31,	October 31,
	2011	2010
Amortized cost	$233,852	$197,699
Gross unrealized holding gains	28	180
Gross unrealized holding losses	(308)	(12)

Fair value	$233,572	$197,867

The remaining contractual maturities of marketable securities as of October 31, 2011 ranged from less than one month to 12 months.

The Company recognizes inventory impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory was determined using Level 3 criteria. See Note 1, “Significant Accounting Policies, Inventory” for additional information regarding the Company’s methodology on determining fair value. The table below provides, for the periods indicated, the fair value of inventory whose carrying value was adjusted and the amount of impairment charges recognized (amounts in thousands).

	Fair value of
	communities, net
	of impairment	Impairment
Three months ended:	charges	charges
Fiscal 2011:
January 31	$56,105	$5,475
April 30	$40,765	10,725
July 31	$4,769	16,175
October 31	$5,718	1,710

		$34,085

Fiscal 2010:
January 31	$82,509	$31,750
April 30	$64,964	41,770
July 31	$40,071	12,450
October 31	$67,850	23,219

		$109,189

Gibraltar’s portfolio of non-performing loans was recorded at fair value at inception based on the acquisition price as determined by Level 3 inputs. The carrying amount and estimated fair value of the non-performing loan portfolios, as of October 31, 2011, is $63.2 million and $65.8 million, respectively. The estimated fair value was determined using Level 3 inputs and was based on discounted future cash flows generated by the loans discounted at the rates used to value the portfolios at the acquisition dates.
The book value and estimated fair value of the Company’s debt at October 31, 2011 and October 31, 2010 was as follows (amounts in thousands):

	October 31, 2011		October 31, 2010
		Estimated		Estimated
	Book value	fair value	Book value	fair value
Loans payable (a)	$106,556	$98,950	$94,491	$87,751
Senior notes (b)	1,499,371	1,614,010	1,554,460	1,679,052
Mortgage company warehouse loan (c)	57,409	57,409	72,367	72,367

	$1,663,336	$1,770,369	$1,721,318	$1,839,170

(a)	The estimated fair value of loans payable was based upon their indicated market prices or the interest rates that the Company believed were available to it for loans with similar terms and remaining maturities as of the applicable valuation date.

(b)	The estimated fair value of the Company’s senior notes is based upon their indicated market prices.

(c)	The Company believes that the carrying value of its mortgage company loan borrowings approximates their fair value.

12. Employee Retirement and Deferred Compensation Plans
The Company has two unfunded defined benefit retirement plans. Retirement benefits generally vest when the participant has completed 20 years of service with the Company and reaches normal retirement age (age 62). Unrecognized prior service costs are being amortized over the period from the date participants enter the plans until their interests are fully vested. The Company used a 4.06%, 4.99% and 5.30% discount rate in its calculation of the present value of its projected benefit obligations at October 31, 2011, 2010 and 2009, respectively, which represented the approximate long-term investment rate at October 31 of the fiscal year for which the present value was calculated. Information related to the plans is based on actuarial information calculated as of October 31, 2011, 2010 and 2009.
Information related to the Company’s defined benefit retirement plans for each of the fiscal years ended October 31, 2011, 2010 and 2009 is as follows (amounts in thousands):

	2011	2010	2009
Plan costs:
Service cost	$305	$270	$132
Interest cost	1,290	1,396	1,366
Amortization of prior service cost	694	1,248	1,076
Acceleration of benefits		72
Amortization of unrecognized gains			(1,272)

	$2,289	$2,986	$1,302

Projected benefit obligation:
Beginning of year	$26,037	$25,161	$19,005
Plan amendments adopted during year		202
Service cost	305	270	132
Interest cost	1,290	1,396	1,366
Benefit payments	(504)	(125)	(125)
Change in unrecognized gain/loss	2,638	(867)	4,783

Projected benefit obligation, end of year	$29,766	$26,037	$25,161

Unamortized prior service cost:
Beginning of year	$4,027	$5,145	$6,221
Plan amendments adopted during year		130
Amortization of prior service cost	(694)	(1,248)	(1,076)

Unamortized prior service cost, end of year	$3,333	$4,027	$5,145

Accumulated unrecognized (loss) gain, October 31	$(1,064)	$1,574	$707

Accumulated benefit obligation, October 31	$29,766	$26,037	$25,161

Accrued benefit obligation, October 31	$29,766	$26,037	$25,161

The table below provides, based upon the estimated retirement dates of the participants in the unfunded defined benefit retirement plans, the amounts of benefits the Company would be required to pay in each of the next five fiscal years and for the five fiscal years ended October 31, 2021 in the aggregate (in thousands).

Year ending October 31,	Amount
2012	$641
2013	$1,551
2014	$1,638
2015	$1,645
2016	$1,761
November 1, 2016 - October 31, 2021	$11,522
The Company maintains salary deferral savings plans covering substantially all employees. The plans provide for discretionary Company contributions of up to 2% of all eligible compensation, plus 2% of eligible compensation above the Social Security wage base, plus matching contributions of up to 2% of eligible compensation of employees electing to contribute via salary deferrals. During the first quarter of fiscal 2009, due to the continued downturn in the Company’s business, the Company suspended its matching contributions and discretionary contributions to one of the plans. In fiscal 2011, the Company elected to make a discretionary contribution for the plans year ended December 31, 2010, and beginning in the third quarter of fiscal 2011, to resume a matching contribution of eligible compensation of employees electing to contribute via salary deferrals. The Company recognized an expense, net of plan forfeitures, with respect to the plans of $2.7 million and $0.5 million for the fiscal years ended October 31, 2011 and 2009, respectively. The Company recognized $38,000 of expense for one plan in fiscal 2010.
The Company has an unfunded, non-qualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation, together with certain Company contributions, earns various rates of return depending upon when the compensation was deferred and the length of time that it has been deferred. A portion of the deferred compensation and interest earned may be forfeited by a participant if he or she elects to withdraw the compensation prior to the end of the deferral period. At October 31, 2011 and 2010, the Company had accrued $19.1 million and $18.4 million, respectively, for its obligations under the plan.
13. Accumulated Other Comprehensive Loss and Total Comprehensive Income (Loss)
Accumulated other comprehensive loss at October 31, 2011 and 2010 was $2.9 million and $0.6 million, respectively, and was primarily related to employee retirement plans.
The table below provides, for each of the fiscal years ended October 31, 2011, 2010 and 2009, the components of total comprehensive income (loss) (amounts in thousands):

	2011	2010	2009
Net income (loss) per consolidated statements of operations	$39,795	$(3,374)	$(755,825)
Changes in pension liability, net of tax benefit provision	(1,934)	1,986	(2,988)
Change in fair value of available-for-sale securities, net of tax provision	(192)	74	26

Total comprehensive income (loss)	$37,669	$(1,314)	$(758,787)

Tax benefit recognized in total comprehensive loss	—	—	$1,975

14. Legal Proceedings
The Company is involved in various claims and litigation arising principally in the ordinary course of business.
In January 2006, the Company received a request for information pursuant to Section 308 of the Clean Water Act from Region 3 of the U.S. Environmental Protection Agency (“EPA”) concerning storm water discharge practices in connection with its homebuilding projects in the states that comprise EPA Region 3. The Company provided information to the EPA pursuant to the request. The U.S. Department of Justice (“DOJ”) has assumed responsibility for the oversight of this matter and has alleged that the Company has violated regulatory requirements applicable to storm water discharges and that it may seek injunctive relief and/or civil penalties. The Company is presently engaged in settlement discussions with representatives from the DOJ and the EPA.
On November 4, 2008, a shareholder derivative action was filed in the Chancery Court of Delaware by Milton Pfeiffer against Robert I. Toll, Zvi Barzilay, Joel H. Rassman, Bruce E. Toll, Paul E. Shapiro, Robert S. Blank, Carl B. Marbach, and Richard J. Braemer. The plaintiff purports to bring his claims on behalf of Toll Brothers, Inc. and alleges that the director and officer defendants breached their fiduciary duties to the Company and its stockholders with respect to their sales of shares of the Company’s common stock during the period beginning on December 9, 2004 and ending on November 8, 2005. The plaintiff alleges that such stock sales were made while in possession of non-public, material information about the Company. The plaintiff seeks contribution and indemnification from the individual director and officer defendants for costs and expenses incurred by us in connection with defending a now-settled related class action. In addition, again purportedly on the Company’s behalf, the plaintiff seeks disgorgement of the defendants’ profits from their stock sales.
On March 4, 2009, a second shareholder derivative action was brought by Oliverio Martinez in the U.S. District Court for the Eastern District of Pennsylvania. The case was brought against the eleven then-current members of the Company’s board of directors and its Chief Accounting Officer. This complaint alleges breaches of fiduciary duty, waste of corporate assets, and unjust enrichment during the period from February 2005 to November 2006. The complaint further alleges that certain of the defendants sold the Company’s stock during this period while in possession of allegedly non-public, material information and plaintiff seeks disgorgement of profits from these sales. The complaint also asserts a claim for equitable indemnity for costs and expenses incurred by the Company in connection with a now-settled related class action lawsuit.

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
Information regarding the Company’s purchase commitments at October 31, 2011 and 2010 is provided in the table below (amounts in thousands).

	2011	2010
Aggregate purchase commitments
Unrelated parties	$551,905	$419,194
Unconsolidated entities that the Company has investments in	12,471	131,217

Total	$564,376	$550,411

Deposits against aggregate purchase commitments	$37,987	$47,111
Credits to be received from unconsolidated entities		37,272
Additional cash required to acquire land	526,389	466,028

Total	$564,376	$550,411

Amount of additional cash required to acquire land included in accrued expenses	$44	$77,618

The Company has additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since it does not believe that it will complete the purchase of these land parcels and no additional funds will be required from the Company to terminate these contracts.
At October 31, 2011, the Company had investments in and advances to a number of unconsolidated entities, was committed to invest or advance additional funds and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 3, “Investments in and Advances to Unconsolidated Entities,” for more information regarding the Company’s commitments to these entities.
At October 31, 2011, the Company had outstanding surety bonds amounting to $367.2 million, primarily related to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that $202.5 million of work remains on these improvements. The Company has an additional $73.6 million of surety bonds outstanding that guarantee other obligations of the Company. The Company does not believe it is probable that any outstanding bonds will be drawn upon.

At October 31, 2011, the Company had outstanding letters of credit of $113.2 million, including $100.3 million under its New Credit Facility and $13.0 million collateralized by restricted cash. These letters of credit were issued to secure various financial obligations of the Company including insurance policy deductibles and other claims, land deposits and security to complete improvements in communities which it is operating. The Company believes it is not probable that any outstanding letters of credit will be drawn upon.
At October 31, 2011, the Company had agreements of sale outstanding to deliver 1,667 homes with an aggregate sales value of $981.1 million.
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
Information regarding the Company’s mortgage commitments at October 31, 2011 and 2010 is provided in the table below (amounts in thousands).

	2011	2010
Aggregate mortgage loan commitments
IRLCs	$129,553	$169,525
Non-IRLCs	306,722	263,477

Total	$436,275	$433,002

Investor commitments to purchase:
IRLCs	$129,553	$169,525
Mortgage loans receivable	60,680	91,689

Total	$190,233	$261,214

The Company leases certain facilities and equipment under non-cancelable operating leases. Rental expense incurred by the Company under these operating leases were (amounts in thousands):

Year ending October 31,	Amount
2011	$12,059
2010	$13,972
2009	$14,923

At October 31, 2011, future minimum rent payments under the Company’s operating leases were (amounts in thousands):

Year ending October 31,	Amount
2012	$10,444
2013	8,355
2014	7,107
2015	6,024
2016	3,838
Thereafter	8,973

$44,741

16. Subsequent Event
In November 2011, the Company acquired substantially all of the assets of CamWest Development LLC (“CamWest”) for approximately $143.7 million in cash. The assets acquired were primarily inventory. As part of the acquisition, the Company assumed contracts to deliver approximately 29 homes with an aggregate value of $13.7 million. The average price of the homes in backlog was approximately $471,000. The assets the Company acquired included approximately 1,245 home sites owned and 254 home sites controlled through land purchase agreements. This acquisition increased the Company’s selling community count by 15 communities.
17. Interest and Other Income
Interest and other income includes the activity of the Company’s non-core ancillary businesses which include its mortgage, title, landscaping, security monitoring, golf course and country club operations and Gibraltar. Revenues and expenses for the years ended October 31, 2011, 2010 and 2009 were as follows (amounts in thousands):

	2011	2010	2009
Revenue	$66,224	$51,458	$53,619
Expense	$60,967	$46,059	$46,296
18. Information on Geographic Segments
The table below summarizes revenue and (loss) income before income taxes for each of the Company’s geographic segments for each of the fiscal years ended October 31, 2011, 2010 and 2009 (amounts in millions):

				(Loss) income before
	Revenues			income taxes
	2011	2010	2009	2011	2010	2009
North	$381.6	$407.7	$585.3	$42.5	$(2.3)	$(103.3)
Mid-Atlantic	499.7	488.4	492.7	57.6	33.9	(25.0)
South	285.0	264.3	288.2	(25.9)	(35.2)	(49.4)
West	309.6	334.4	389.1	(27.1)	(11.9)	(209.0)
Corporate and other				(76.5)	(101.7)	(109.8)

Total	$1,475.9	$1,494.8	$1,755.3	$(29.4)	$(117.2)	$(496.5)

“Corporate and other” is comprised principally of general corporate expenses such as the Offices of the Executive Chairman, the Chief Executive Officer and President, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, directly expensed interest, offset in part by interest income and income from the Company’s ancillary businesses and income from a number of its unconsolidated entities.
Total assets for each of the Company’s geographic segments at October 31, 2011 and 2010 are shown in the table below (amounts in millions):

	2011	2010
North	$1,060.2	$961.3
Mid-Atlantic	1,235.9	1,161.5
South	760.1	693.8
West	650.8	712.4
Corporate and other	1,348.2	1,642.6

Total	$5,055.2	$5,171.6

“Corporate and other” is comprised principally of cash and cash equivalents, marketable securities, income tax refund recoverable and the assets of the Company’s manufacturing facilities and mortgage subsidiary.

The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable and write-downs of investments in unconsolidated entities (including the Company’s pro-rata share of impairment charges recognized by the unconsolidated entities in which it has an investment) for the years ended October 31, 2011, 2010 and 2009 as shown in the table below; the net carrying value of inventory and investments in and advances to unconsolidated entities for each of the Company’s geographic segments at October 31, 2011 and 2010 is also shown (amounts in millions).

	Net Carrying Value		Impairments
	At October 31,		Year ended October 31,
	2011	2010	2011	2010	2009
Inventory:
Land controlled for future communities:
North	$19.4	$3.6	$0.9	$4.0	$17.3
Mid-Atlantic	21.6	14.8	0.3	(0.1)	7.8
South	3.8	11.0	0.3	(0.2)	0.4
West	1.8	2.5	16.2	2.4	3.0

	46.6	31.9	17.7	6.1	28.5

Land owned for future communities:
North	231.1	208.5		$15.9	51.0
Mid-Atlantic	455.8	452.9	$0.3	9.0	23.8
South	125.4	119.8	16.7	14.0	1.2
West	166.8	142.8		16.8	93.5

	979.1	924.0	17.0	55.7	169.5

Operating communities:
North	738.5	685.3	$2.9	$9.6	77.1
Mid-Atlantic	659.1	662.4	3.7	2.1	28.0
South	539.6	443.3	3.8	23.4	51.2
West	453.8	494.8	6.7	18.4	111.1

	2,391.0	2,285.8	17.1	53.5	267.4

Total	$3,416.7	$3,241.7	$51.8	$115.3	$465.4

Investments in and advances to unconsolidated entities:
North	$40.8	$47.6			$6.0
South	32.0	51.7	$15.2
West	17.1	58.5	25.7		5.3
Corporate	36.5	40.6

Total	$126.4	$198.4	$40.9	$—	$11.3

19. Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for each of the fiscal years ended October 31, 2011, 2010 and 2009 (amounts in thousands):

	2011	2010	2009
Cash flow information:
Interest paid, net of amount capitalized	$18,666	$34,333	$33,003
Income taxes paid		$3,994	$144,753
Income taxes refunded	$154,524	$152,770	$105,584
Non-cash activity:
Cost of inventory acquired through seller financing, municipal bonds or recorded due to VIE criteria, net	$29,320	$41,276	$6,263
Cost of inventory acquired under specific performance contracts		$(4,889)	$14,889
Miscellaneous changes in inventory	$1,781	$1,725	$431
Reclassification of inventory to property, construction and office equipment	$20,005	$18,711
Increase in inventory for reclassification of minority interest contribution			$5,283
Reduction in inventory related to debt cancellation			$16,150
Increase (decrease) in unrecognized gains in defined benefit plans	$(2,638)	$867	$(4,783)
Defined benefit retirement plan amendment		$202
Income tax benefit related to exercise of employee stock options		$27,150	$2,672
Reduction of investment in unconsolidated entities due to reduction of letters of credit or accrued liabilities	$13,423	$7,679	$20,489
Reversal of litigation costs previously accrued		$10,981
Reclassification of stock-based compensation from accrued liabilities to additional paid in capital	$4,233
Reclassification of accrued liabilities to loans payable			$7,800
Miscellaneous increases (decreases) to investments in unconsolidated entities	$(2,212)	$2,495	$1,759
Stock awards	$24	$22	$27
20. Supplemental Guarantor Information
A 100% owned subsidiary of the Company, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), issued $300 million of 6.875% Senior Notes due 2012 on November 22, 2002; $250 million of 5.95% Senior Notes due 2013 on September 3, 2003; $300 million of 4.95% Senior Notes due 2014 on March 16, 2004; $300 million of 5.15% Senior Notes due 2015 on June 2, 2005; $400 million of 8.91% Senior Notes due 2017 on April 13, 2009; and $250 million of 6.75% Senior Notes due 2019 on September 22, 2009. Through October 31, 2011, the Subsidiary Issuer has redeemed $160.2 million of its 6.875% Senior Notes due 2012, $108.4 million of its 5.95% Senior Notes due 2013 and $32.0 million of its 4.95% Senior Notes due 2014. The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest is guaranteed jointly and severally on a senior basis by the Company and substantially all of the Company’s 100% owned home building subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional.

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
Consolidating Balance Sheet at October 31, 2011

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents			775,300	131,040		906,340
Marketable securities			233,572			233,572
Restricted cash			19,084	676		19,760
Inventory			2,911,211	505,512		3,416,723
Property, construction and office equipment, net			77,001	22,711		99,712
Receivables, prepaid expenses and other assets		6,768	74,980	26,067	(2,239)	105,576
Mortgage loans receivable				63,175		63,175
Customer deposits held in escrow			10,682	4,177		14,859
Investments in and advances to unconsolidated entities			86,481	39,874		126,355
Investments in non-performing loan portfolios				69,174		69,174
Investments in and advances to consolidated entities	2,694,419	1,508,550	(727,258)	(467,395)	(3,008,316)	—

	2,694,419	1,515,318	3,461,053	395,011	(3,010,555)	5,055,246

LIABILITIES AND EQUITY
Liabilities:
Loans payable			61,994	44,562		106,556
Senior notes		1,490,972				1,490,972
Mortgage company warehouse loan				57,409		57,409
Customer deposits			71,388	12,436		83,824
Accounts payable			96,645	172		96,817
Accrued expenses		24,346	320,021	178,965	(2,281)	521,051
Income taxes payable	108,066			(2,000)		106,066

Total liabilities	108,066	1,515,318	550,048	291,544	(2,281)	2,462,695

Equity:
Stockholders’ equity:
Common stock	1,687			2,003	(2,003)	1,687
Additional paid-in capital	400,382		4,420	2,734	(7,154)	400,382
Retained earnings	2,234,251		2,909,487	92,532	(3,002,019)	2,234,251
Treasury stock, at cost	(47,065)					(47,065)
Accumulated other comprehensive loss	(2,902)		(2,902)		2,902	(2,902)

Total stockholders’ equity	2,586,353	—	2,911,005	97,269	(3,008,274)	2,586,353
Noncontrolling interest				6,198		6,198

Total equity	2,586,353	—	2,911,005	103,467	(3,008,274)	2,592,551

	2,694,419	1,515,318	3,461,053	395,011	(3,010,555)	5,055,246

Consolidating Balance Sheet at October 31, 2010

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents			930,387	108,673		1,039,060
Marketable securities			197,867			197,867
Restricted cash			60,906			60,906
Inventory			2,862,796	378,929		3,241,725
Property, construction and office equipment, net			79,516	400		79,916
Receivables, prepaid expenses and other assets	27	8,104	66,280	24,565	(1,937)	97,039
Mortgage loans receivable				93,644		93,644
Customer deposits held in escrow			13,790	7,576		21,366
Investments in and advances to unconsolidated entities			116,247	82,195		198,442
Income tax refund recoverable	141,590					141,590
Investments in and advances to consolidated entities	2,578,195	1,562,109	(871,125)	(315,074)	(2,954,105)	—

	2,719,812	1,570,213	3,456,664	380,908	(2,956,042)	5,171,555

LIABILITIES AND EQUITY
Liabilities:
Loans payable			63,442	31,049		94,491
Senior notes		1,544,110				1,544,110
Mortgage company warehouse loan				72,367		72,367
Customer deposits			72,819	4,337		77,156
Accounts payable			91,498	240		91,738
Accrued expenses		26,103	242,793	303,413	(1,988)	570,321
Income taxes payable	164,359			(2,000)		162,359

Total liabilities	164,359	1,570,213	470,552	409,406	(1,988)	2,612,542

Equity:
Stockholders’ equity:
Common stock	1,664			2,003	(2,003)	1,664
Additional paid-in capital	360,006		4,420	2,734	(7,154)	360,006
Retained earnings	2,194,456		2,982,269	(36,795)	(2,945,474)	2,194,456
Treasury stock, at cost	(96)					(96)
Accumulated other comprehensive loss	(577)		(577)		577	(577)

Total stockholders’ equity	2,555,453	—	2,986,112	(32,058)	(2,954,054)	2,555,453
Noncontrolling interest				3,560		3,560

Total equity	2,555,453	—	2,986,112	(28,498)	(2,954,054)	2,559,013

	2,719,812	1,570,213	3,456,664	380,908	(2,956,042)	5,171,555

Consolidating Statement of Operations for the fiscal year ended October 31, 2011

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues			1,418,883	56,998		1,475,881

Cost of revenues			1,203,435	64,847	(7,512)	1,260,770
Selling, general and administrative	137	1,345	270,710	42,026	(52,863)	261,355
Interest expense		103,604	1,504		(103,604)	1,504

	137	104,949	1,475,649	106,873	(163,979)	1,523,629

Loss from operations	(137)	(104,949)	(56,766)	(49,875)	163,979	(47,748)
Other:
(Loss) income from unconsolidated entities			6,129	(7,323)		(1,194)
Interest and other income		108,776	21,408	44,699	(151,480)	23,403
Expenses related to early retirement of debt		(3,827)				(3,827)
Loss from consolidated subsidiaries	(29,229)				29,229	—

Loss before income tax benefit	(29,366)	—	(29,229)	(12,499)	41,728	(29,366)
Income tax benefit	(69,161)		(68,837)	(29,436)	98,273	(69,161)

Net income	39,795	—	39,608	16,937	(56,545)	39,795

Consolidating Statement of Operations for the fiscal year ended October 31, 2010

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues			1,441,773	52,998		1,494,771

Cost of revenues			1,311,709	69,521	(4,672)	1,376,558
Selling, general and administrative	77	1,365	261,236	22,661	(22,115)	263,224
Interest expense		106,411	22,751		(106,411)	22,751

	77	107,776	1,595,696	92,182	(133,198)	1,662,533

Loss from operations	(77)	(107,776)	(153,923)	(39,184)	133,198	(167,762)
Other:
Income from unconsolidated entities			5,905	17,565		23,470
Interest and other income		108,520	31,372	31,460	(143,039)	28,313
Expenses related to early retirement of debt		(744)	(464)			(1,208)
Loss from consolidated subsidiaries	(117,110)				117,110	—

Loss before income tax benefit	(117,187)	—	(117,110)	9,841	107,269	(117,187)
Income tax (benefit) provision	(113,813)		(124,695)	9,596	115,099	(113,813)

Net (loss) income	(3,374)	—	7,585	245	(7,830)	(3,374)

Consolidating Statement of Operations for the fiscal year ended October 31, 2009

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues			1,596,491	158,819		1,755,310

Cost of revenues			1,767,228	181,825	2,259	1,951,312
Selling, general and administrative	47	1,033	320,019	25,028	(32,918)	313,209
Interest expense		87,501	7,949		(87,501)	7,949

	47	88,534	2,095,196	206,853	(118,160)	2,272,470

Loss from operations	(47)	(88,534)	(498,705)	(48,034)	118,160	(517,160)
Other:
Loss from unconsolidated entities			(2,218)	(5,300)		(7,518)
Interest and other income		100,160	6,572	27,776	(92,602)	41,906
Expenses related to early retirement of debt		(11,626)	(2,067)			(13,693)
Loss from consolidated subsidiaries	(496,418)				496,418	—

Loss before income tax benefit	(496,465)	—	(496,418)	(25,558)	521,976	(496,465)
Income tax provision (benefit)	259,360		(259,329)	(13,351)	272,680	259,360

Net loss	(755,825)	—	(237,089)	(12,207)	249,296	(755,825)

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2011

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flow provided by (used in) operating activities:
Net income	39,795		39,608	16,937	(56,545)	39,795
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization		3,210	19,343	589		23,142
Stock-based compensation	12,768					12,768
Impairments of investments in unconsolidated entities			15,170	25,700		40,870
Income from unconsolidated entities			(21,299)	(18,377)		(39,676)
Distributions of earnings from unconsolidated entities			12,747	(666)		12,081
Income from non-performing loan portfolios				(5,113)		(5,113)
Change in deferred tax asset	(18,188)					(18,188)
Deferred tax valuation allowance	18,188					18,188
Inventory impairments			51,837			51,837
Change in fair value of mortgage loans receivable and derivative instruments				475		475
Expenses related to early retirement of debt		3,827				3,827
Changes in operating assets and liabilities:
Increase in inventory			(89,869)	(125,869)		(215,738)
Origination of mortgage loans				(630,294)		(630,294)
Sale of mortgage loans				659,610		659,610
Decrease (increase) in restricted cash			41,822	(676)		41,146
(Increase) decrease in receivables, prepaid expenses and other assets	(116,644)	53,557	(267,889)	264,496	54,959	(11,521)
Increase in customer deposits			1,677	11,498		13,175
(Decrease) increase in accounts payable and accrued expenses	2,287	(1,757)	80,257	(111,272)	1,586	(28,899)
Decrease in income tax refund recoverable	141,590					141,590
Decrease in current income taxes payable	(56,225)					(56,225)

Net cash provided by (used in) operating activities	23,571	58,837	(116,596)	87,038	—	52,850

Cash flow used in investing activities:
Purchase of property and equipment, net			(6,658)	(2,895)		(9,553)
Purchase of marketable securities			(452,864)			(452,864)
Redemption of marketable securities			408,831			408,831
Investments in and advances to unconsolidated entities			(70)	(62)		(132)
Return of investment in unconsolidated entities			23,859	19,450		43,309
Investment in non-performing loan portfolio and foreclosed real estate				(66,867)		(66,867)
Return of investment in non-performing loan portfolio and foreclosed real estate				2,806		2,806

Net cash used in investing activities	—	—	(26,902)	(47,568)	—	(74,470)

Cash flow used in financing activities:
Proceeds from loans payable				921,251		921,251
Principal payments of loans payable			(11,589)	(941,032)		(952,621)
Redemption of senior notes		(58,837)				(58,837)
Proceeds from stock-based benefit plans	25,531					25,531
Purchase of treasury stock	(49,102)					(49,102)
Change in noncontrolling interest				2,678		2,678

Net cash used in financing activities	(23,571)	(58,837)	(11,589)	(17,103)	—	(111,100)

Net (decrease) increase in cash and cash equivalents	—	—	(155,087)	22,367		(132,720)
Cash and cash equivalents, beginning of year			930,387	108,673		1,039,060

Cash and cash equivalents, end of year	—	—	775,300	131,040	—	906,340

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2010

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flow (used in) provided by operating activities:
Net loss	(3,374)		7,585	245	(7,830)	(3,374)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	28	3,262	15,961	793		20,044
Stock-based compensation	11,677					11,677
Excess tax benefit from stock-based compensation	(4,954)					(4,954)
Loss from unconsolidated entities			(5,773)	(17,697)		(23,470)
Distributions of earnings from unconsolidated entities			10,297			10,297
Change in deferred tax asset	60,697					60,697
Deferred tax valuation allowance	(60,697)					(60,697)
Inventory impairments			107,508	7,750		115,258
Change in fair value of mortgage loans receivable and derivative instruments				(970)		(970)
Expenses related to early retirement of debt		744	464			1,208
Changes in operating assets and liabilities:
Decrease in inventory			(16,730)	(123,614)		(140,344)
Origination of mortgage loans				(628,154)		(628,154)
Sale of mortgage loans				579,221		579,221
Increase in restricted cash			(60,906)			(60,906)
(Increase) decrease in receivables, prepaid expenses and other assets	(50,136)	36,330	(143,435)	144,502	9,624	(3,115)
Decrease in customer deposits			(9,713)	(5,469)		(15,182)
(Decrease) increase in accounts payable and accrued expenses	(274)	5,778	(133,422)	91,114	(1,794)	(38,598)
Decrease in income tax refund recoverable	20,250					20,250
Decrease in current income taxes payable	14,828					14,828

Net cash (used in) provided by operating activities	(11,955)	46,114	(228,164)	47,721	—	(146,284)

Cash flow used in investing activities:
Purchase of property and equipment, net			(4,750)	(80)		(4,830)
Purchase of marketable securities			(157,962)			(157,962)
Redemption of marketable securities			60,000			60,000
Investments in and advances to unconsolidated entities			(28,493)	(29,793)		(58,286)
Return of investment in unconsolidated entities			9,696			9,696

Net cash used in investing activities	—	—	(121,509)	(29,873)	—	(151,382)

Cash flow (used in) provided by financing activities:
Proceeds from issuance of senior notes
Proceeds from loans payable				927,233		927,233
Principal payments of loans payable			(372,419)	(944,095)		(1,316,514)
Redemption of senior subordinated notes			(47,872)			(47,872)
Redemption of senior notes		(46,114)				(46,114)
Proceeds from stock-based benefit plans	7,589					7,589
Excess tax benefit from stock-based compensation	4,954					4,954
Purchase of treasury stock	(588)					(588)
Change in noncontrolling interest				320		320

Net cash (used in) provided by financing activities	11,955	(46,114)	(420,291)	(16,542)	—	(470,992)
Net (decrease) increase in cash and cash equivalents	—	—	(769,964)	1,306	—	(768,658)

Cash and cash equivalents, beginning of year			1,700,351	107,367		1,807,718

Cash and cash equivalents, end of year	—	—	930,387	108,673	—	1,039,060

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2009

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flow provided by (used in) operating activities:
Net loss	(755,825)		(237,089)	(11,327)	248,416	(755,825)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	28	2,652	20,363	882		23,925
Stock-based compensation	10,987					10,987
Excess tax benefit from stock-based compensation	(24,817)					(24,817)
Impairment of investment in unconsolidated entities			6,000	5,300		11,300
(Loss) earnings from unconsolidated entities			1,518	(5,300)		(3,782)
Distributions of earnings from unconsolidated entities			816			816
Change in deferred tax asset	(52,577)					(52,577)
Deferred tax valuation allowance	458,280					458,280
Inventory impairments			419,311	46,100		465,411
Expenses related to early retirement of debt		11,626	2,067			13,693
Changes in operating assets and liabilities:
Decrease in inventory			377,146	112,067		489,213
Origination of mortgage loans				(571,158)		(571,158)
Sale of mortgage loans				577,263		577,263
Decrease (increase) in receivables, prepaid expenses and other assets	508,224	(439,154)	185,744	16,228	(250,997)	20,045
Decrease in customer deposits			(22,842)	(22,864)		(45,706)
Decrease in accounts payable and accrued expenses	(4,979)	(249)	(111,030)	(35,388)	2,581	(149,065)
Increase in income tax refund recoverable	(161,840)					(161,840)
Decrease in current income taxes payable	(22,972)					(22,972)

Net cash provided by (used in) operating activities	(45,491)	(425,125)	642,004	111,803	—	283,191

Cash flow used in investing activities:
Purchase of property and equipment, net			(2,719)	7		(2,712)
Purchase of marketable securities			(101,324)			(101,324)
Investments in and advances to unconsolidated entities			(31,342)			(31,342)
Return of investment in unconsolidated entities			3,205			3,205

Net cash used in investing activities	—	—	(132,180)	7	—	(132,173)

Cash flow provided by (used in) financing activities:
Proceeds from issuance of senior notes		635,765				635,765
Proceeds from loans payable				636,975		636,975
Principal payments of loans payable			(28,587)	(757,296)		(785,883)
Redemption of senior subordinated notes			(296,503)			(296,503)
Redemption of senior notes		(210,640)				(210,640)
Proceeds from stock-based benefit plans	22,147					22,147
Excess tax benefit from stock-based compensation	24,817					24,817
Purchase of treasury stock	(1,473)					(1,473)
Change in noncontrolling interest				(2,000)		(2,000)

Net cash provided by (used in) financing activities	45,491	425,125	(325,090)	(122,321)	—	23,205

Net increase (decrease) in cash and cash equivalents	—	—	184,734	(10,511)	—	174,223
Cash and cash equivalents, beginning of year			1,515,617	117,878		1,633,495

Cash and cash equivalents, end of year	—	—	1,700,351	107,367	—	1,807,718

21. Summary Consolidated Quarterly Financial Data (Unaudited)
The table below provides summary income statement data for each quarter of fiscal 2011 and 2010 (amounts in thousands, except per share data).

	Three Months Ended,
	October 31	July 31	April 30	January 31
Fiscal 2011
Revenue	$427,785	$394,305	$319,675	$334,116
Gross profit	$65,281	$54,358	$43,321	$52,151
Income (loss) before income taxes	$15,277	$3,888	$(31,484)	$(17,047)
Net income (loss)	$15,043	$42,108	$(20,773)	$3,417
Income (loss) per share (1)
Basic	$0.09	$0.25	$(0.12)	$0.02
Diluted	$0.09	$0.25	$(0.12)	$0.02
Weighted-average number of shares
Basic	166,896	168,075	166,910	166,677
Diluted (2)	167,525	169,338	166,910	168,121

Fiscal 2010
Revenue	$402,600	$454,202	$311,271	$326,698
Gross profit	$38,617	$64,697	$5,688	$9,211
(Loss) income before income taxes	$(9,467)	$823	$(51,789)	$(56,754)
Net income (loss)	$50,479	$27,302	$(40,401)	$(40,754)
Income (loss) per share (1)
Basic	$0.30	$0.16	$(0.24)	$(0.25)
Diluted	$0.30	$0.16	$(0.24)	$(0.25)
Weighted-average number of shares
Basic	166,269	165,752	165,407	165,237
Diluted (2)	167,777	167,658	165,407	165,237

(1)	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

(2)	For the three months ended April 30, 2011, April 30, 2010 and January 31, 2010, there were no incremental shares attributed to outstanding options to purchase common stock because the Company reported a net loss for each period, and any incremental shares would be anti-dilutive.