Form 10-Q
period 2012-01-31
TOLL BROTHERS INC
filed 2012-03-08
CIK 794170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “an accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At March 1, 2012, there were approximately 166,729,000 shares of Common Stock, $.01 par value, outstanding.

TOLL BROTHERS, INC.

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission ( “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to estimates or other expectations regarding future events. They contain words such as “anticipate,” “estimate,” “expect,” “envision,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements may include, but are not limited to, information related to: anticipated operating results; home deliveries; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues; selling, general and administrative expenses; interest expense; inventory write-downs; unrecognized tax benefits; anticipated tax refunds; sales paces and prices; effects of home buyer cancellations; growth and expansion; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; the ability to acquire land and pursue real estate opportunities; the ability to gain approvals and to open new communities; the ability to sell homes and properties; the ability to deliver homes from backlog; the ability to secure materials and subcontractors; the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; and legal proceedings and claims.

Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. Consequently, actual results may differ materially from those that might be anticipated from our forward looking statements. Therefore, we caution you not to place undue reliance on our forward-looking statements. The factors that could cause actual results to differ from those expressed or implied by our forward-looking statements include, among others: local, regional, national, and international economic conditions; demand for homes; changes in consumer confidence; changes in interest rates; unemployment rates; changes in sales conditions, including home prices, in the markets where we build homes; conditions in our newly entered markets and newly acquired operations; the competitive environment in which we operate; the availability and cost of land for future growth; conditions that could result in inventory write-downs or write-downs associated with investments in unconsolidated entities; the ability to recover our deferred tax assets; the availability of capital; uncertainties in the capital and securities markets; liquidity in the credit markets; changes in tax laws and their interpretation; effects of governmental legislation and regulation; the outcome of various legal proceedings; the availability of adequate insurance at reasonable cost; the impact of construction defect, product liability and home warranty claims, including the adequacy of self-insurance accruals and the applicability and sufficiency of our insurance coverage; the ability of customers to obtain financing for the purchase of homes; the ability of customers to sell their existing homes; the ability of the participants in various joint ventures to honor their commitments; the availability and cost of labor and building and construction materials; the cost of raw materials; construction delays; domestic and international political events; and weather conditions. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TOLL BROTHERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	September 30,	September 30,
	January 31, 2012	October 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$575,694	$906,340
Marketable securities	143,729	233,572
Restricted cash	48,241	19,760
Inventory	3,655,100	3,416,723
Property, construction and office equipment, net	101,499	99,712
Receivables, prepaid expenses and other assets	98,191	105,576
Mortgage loans receivable	36,911	63,175
Customer deposits held in escrow	25,089	14,859
Investments in and advances to unconsolidated entities	193,626	126,355
Investments in non-performing loan portfolios and foreclosed real estate	96,822	69,174

	$4,974,902	$5,055,246

LIABILITIES AND EQUITY
Liabilities
Loans payable	$93,279	$106,556
Senior notes	1,491,442	1,490,972
Mortgage company warehouse loan	31,864	57,409
Customer deposits	97,334	83,824
Accounts payable	105,311	96,817
Accrued expenses	451,414	521,051
Income taxes payable	100,276	106,066

Total liabilities	2,370,920	2,462,695

Equity
Stockholders’ equity
Preferred stock, none issued
Common stock, 168,689 and 168,675 shares issued at January 31, 2012 and October 31, 2011, respectively	1,687	1,687
Additional paid-in capital	399,743	400,382
Retained earnings	2,231,465	2,234,251
Treasury stock, at cost—2,021 shares and 2,946 shares at January 31, 2012 and October 31, 2011, respectively	(31,531)	(47,065)
Accumulated other comprehensive loss	(3,563)	(2,902)

Total stockholders’ equity	2,597,801	2,586,353
Noncontrolling interest	6,181	6,198

Total equity	2,603,982	2,592,551

	$4,974,902	$5,055,246

See accompanying notes

TOLL BROTHERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	September 30,	September 30,
	Three months ended January 31,
	2012	2011
Revenues	$321,955	$334,116

Cost of revenues	271,608	281,965
Selling, general and administrative	69,637	61,251
Interest expense		1,112

	341,245	344,328

Loss from operations	(19,290)	(10,212)
Other:
Income (loss) from unconsolidated entities	6,687	(11,002)
Interest and other	6,195	4,167

Loss before income tax benefit	(6,408)	(17,047)
Income tax benefit	(3,622)	(20,464)

Net (loss) income	$(2,786)	$3,417

(Loss) income per share:
Basic	$(0.02)	$0.02

Diluted	$(0.02)	$0.02

Weighted average number of shares:
Basic	166,311	166,677
Diluted	166,311	168,121

See accompanying notes

TOLL BROTHERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	September 30,	September 30,
	Three months ended January 31,
	2012	2011
Cash flow used in operating activities:
Net (loss) income	$(2,786)	$3,417
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	5,229	4,387
Stock-based compensation	5,626	5,373
Impairments of investments in unconsolidated entities		20,000
Income from unconsolidated entities	(6,687)	(8,998)
Distributions of earnings from unconsolidated entities	872	2,793
Income from non-performing loan portfolios and foreclosed real estate	(4,138)
Deferred tax benefit	(1,246)	(6,589)
Deferred tax valuation allowances	1,246	6,589
Inventory impairments and write-offs	8,120	5,126
Change in fair value of mortgage loans receivable and derivative instruments	346	714
Gain on marketable securities	(39)
Changes in operating assets and liabilities
Increase in inventory	(108,468)	(120,875)
Origination of mortgage loans	(120,662)	(182,659)
Sale of mortgage loans	146,895	233,891
(Increase) decrease in restricted cash	(28,481)	8,498
Decrease in receivables, prepaid expenses and other assets	11,929	7,937
Increase in customer deposits	3,230	2,277
Decrease in accounts payable and accrued expenses	(67,127)	(38,987)
Decrease in income taxes payable	(5,790)	(20,082)

Net cash used in operating activities	(161,931)	(77,188)

Cash flow used in investing activities:
Purchase of property and equipment—net	(3,540)	(4,281)
Purchase of marketable securities		(119,238)
Sale and redemption of marketable securities	88,217	102,500
Investment in and advances to unconsolidated entities	(71,784)
Return of investments in unconsolidated entities	15,333	6,305
Investment in non-performing loan portfolios and foreclosed real estate	(26,410)
Return of investments in non-performing loan portfolios and foreclosed real estate	3,702
Acquisition of a business	(144,746)

Net cash used in investing activities	(139,228)	(14,714)

Cash flow used in financing activities:
Proceeds from loans payable	199,139	266,035
Principal payments of loans payable	(237,896)	(329,754)
Proceeds from stock-based benefit plans	9,334	3,323
Purchase of treasury stock	(64)	(163)

Net cash used in financing activities	(29,487)	(60,559)

Net decrease in cash and cash equivalents	(330,646)	(152,461)
Cash and cash equivalents, beginning of period	906,340	1,039,060

Cash and cash equivalents, end of period	$575,694	$886,599

See accompanying notes

TOLL BROTHERS, INC.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2011 balance sheet amounts and disclosures included herein have been derived from the Company’s October 31, 2011 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, the Company suggests that they be read in conjunction with the consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended October 31, 2011. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of January 31, 2012, the results of its operations for the three-month periods ended January 31, 2012 and 2011, and its cash flows for the three-month periods ended January 31, 2012 and 2011. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

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

The Company capitalizes certain interest costs to qualified inventory during the development and construction period of its communities in accordance with ASC 835-20, “Capitalization of Interest” (“ASC 835-20”). Capitalized interest is charged to cost of revenues when the related inventory is delivered. Interest incurred on homebuilding indebtedness in excess of qualified inventory, as defined in ASC 835-20, is charged directly to operations in the period incurred.

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

2. Acquisition

In November 2011, the Company acquired substantially all of the assets of CamWest Development LLC (“CamWest”) for approximately $144.7 million in cash. The assets acquired were primarily inventory. As part of the acquisition, the Company assumed contracts to deliver approximately 29 homes with an aggregate value of $13.7 million. The average price of the homes in backlog was approximately $471,000. The assets the Company acquired included approximately 1,245 home sites owned and 254 home sites controlled through land purchase agreements. The Company’s selling community count increased by 15 communities at the acquisition date. The acquisition of the assets of CamWest was not material to the Company’s results of operations or its financial condition.

3. Inventory

Inventory at January 31, 2012 and October 31, 2011 consisted of the following (amounts in thousands):

	September 30,	September 30,
	January 31,	October 31,
	2012	2011
Land controlled for future communities	$43,215	$46,581
Land owned for future communities	1,068,747	979,145
Operating communities	2,543,138	2,390,997

	$3,655,100	$3,416,723

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

Communities that were previously offering homes for sale but are temporarily closed due to business conditions that do not have any remaining backlog and are not expected to reopen within twelve months of the end of the fiscal period being reported on have been classified as land owned for future communities

Information regarding the classification, number and carrying value of these temporarily closed communities, as of the date indicated, is provided in the table below.

	September 30,	September 30,
	January 31,	October 31,
	2012	2011
Land owned for future communities:
Number of communities	44	43
Carrying value (in thousands)	$245,025	$256,468
Operating communities:
Number of communities	6	2
Carrying value (in thousands)	$49,723	$11,076

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

The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable, for the periods indicated; these are shown in the table below (amounts in thousands).

	September 30,	September 30,
	Three months ended January 31,
	2012	2011
Charge (recovery):
Land controlled for future communities	$777	$(349)
Land owned for future communities	918
Operating communities	6,425	5,475

	$8,120	$5,126

At January 31, 2012, the Company evaluated its land purchase contracts to determine if any of the selling entities were VIEs and, if they were, whether the Company was the primary beneficiary of any of them. Under these land purchase contracts, the Company does not possess legal title to the land and its risk is generally limited to deposits paid to the sellers and the creditors of the sellers generally have no recourse against the Company. At January 31, 2012, the Company determined that 57 land purchase contracts, with an aggregate purchase price of $437.9 million, on which it had made aggregate deposits totaling $25.5 million, were VIEs, and that it was not the primary beneficiary of any VIE related to its land purchase contracts.

Interest incurred, capitalized and expensed, for the periods indicated, was as follows (amounts in thousands):

	September 30,	September 30,
	Three months ended January 31,
	2012	2011
Interest capitalized, beginning of period	$298,757	$267,278
Interest incurred	28,899	29,716
Interest expensed to cost of revenues	(16,321)	(18,082)
Interest directly expensed to operations		(1,112)
Write-off against other income		(70)
Interest reclassified to property, construction and office equipment		(3,000)

Interest capitalized, end of period	$311,335	$274,730

Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. The amounts included in the table directly above reflect the gross amount of capitalized interest without allocation of any impairment charges recognized. The Company estimates that, had inventory impairment charges been allocated on a pro rata basis to the individual components of inventory, capitalized interest at January 31, 2012 and 2011 would have been reduced by approximately $53.9 million and $53.8 million, respectively.

4. Investments in and Advances to Unconsolidated Entities

The Company has investments in and advances to various unconsolidated entities.

Development Joint Ventures

The Company has investments in and advances to a number of joint ventures with unrelated parties to develop land (“Development Joint Ventures”). Some of these Development Joint Ventures develop land for the sole use of the venture participants, including the Company, and others develop land for sale to the joint venture participants and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites by the Development Joint Ventures to other builders. With regard to home sites the Company purchases from the Development Joint Ventures, the Company reduces its cost basis in those home sites by its share of the earnings on the home sites it purchases. At January 31, 2012, the Company had approximately $8.6 million, net of impairment charges, invested in or advanced to the Development Joint Ventures. In addition, the Company has a funding commitment of $3.5 million to one Development Joint Venture should an additional investment in that venture be required.

Some of the impairments related to Development Joint Ventures since 2008 were attributable to the Company’s investment in South Edge LLC (“South Edge”), a Development Joint Venture organized to develop a master planned community in the City of Henderson, Nevada. In 2008 and 2009, based on the deterioration of the real estate market in Nevada and the filing of lawsuits against the Company and the other parent companies of the members of South Edge by lenders to South Edge to collect on completion guaranties executed in favor of the lenders, the Company recognized impairments which totaled $70.3 million.

During fiscal 2010, the members of South Edge engaged in negotiations with the lenders to settle the lenders’ claims. Based on the status of the lawsuits and the ongoing negotiations, the Company believed that it had adequately provided for a settlement of these claims.

In December 2010, some of the lenders filed an involuntary bankruptcy petition against South Edge, claiming that the involuntary bankruptcy filing triggered obligations on payment guarantees executed by the Company and the other parent companies of the members of South Edge in favor of the lenders. In February, 2011, the Bankruptcy Court upheld the involuntary petition and appointed a trustee to take over the operations of South Edge. Based on this court decision, the potential liability under the payment guaranty and the further erosion in the value of the real property owned by South Edge, the Company recorded additional impairments of $20 million in the first quarter of fiscal 2011 and $9.6 million in the second quarter of fiscal 2011. The Company reversed $3.9 million of previously recognized impairments on South Edge in the fourth quarter of fiscal 2011 based on its evaluation of its expected potential liability at that time. The total cumulative impairment recognized for South Edge through January 31, 2012 was $96 million.

During the third quarter of fiscal 2011, the Company and a majority of the members of South Edge reached an agreement with the lenders and the bankruptcy trustee to settle the disputes involving South Edge. The settlement provided, among other things, for payments by the members of South Edge to the lenders (the Company’s share was $63.2 million, $57.6 million of which was paid in November 2011) and the conveyance of the real estate free of the prior debt owned by South Edge to a new joint venture organized by four of the members of South Edge.

The Company believes it has made adequate provision at January 31, 2012 for any remaining liabilities with respect to South Edge. The Company’s investment in the successor joint venture to South Edge is carried at nominal value.

The Company did not recognize any impairment charges in connection with the Development Joint Ventures in the three-month period ended January 31, 2012.

Planned Community Joint Venture

The Company entered into a joint venture in October 2008 for the development and sale of homes in a master planned community (the “Planned Community Joint Venture”). During both fiscal 2009 and 2010, the joint venture’s performance was as expected and the Company estimated that the fair value of its investment exceeded its carrying value at the end of each of the reporting periods. In the early part of fiscal 2011, the Company saw signs of increased sales activity consistent with the seasonality of that market and it continued to believe the investment was not impaired. In the late spring of 2011, demand for homes in this community unexpectedly weakened. When the Company evaluates the carrying value of its investment, it considers the current and long-term outlook for the operations of the community and the anticipated period of time, if ever, it would take for the fair value of the investment to recover above the carrying value of the investment. Applying that standard, the Company’s review of the joint venture’s expected future performance based on its historical performance and market conditions at that time, as well as expected sales paces and prices and the joint venture’s expected cash flows led the Company to determine that the value of its investment was impaired and that this impairment was other than temporary. As a result, in the second quarter of fiscal 2011, the Company recognized an impairment charge of $10.0 million. That market continued to worsen and, in the fourth quarter of fiscal 2011, the Company determined that the value of its investment was further impaired and that this impairment was other than temporary and the Company recognized an additional impairment charge of $5.2 million. Therefore, as of January 31, 2012, the Company had recognized cumulative impairment charges in connection with the Planned Community Joint Venture of $15.2 million.

At January 31, 2012, the Company had an investment of $30.7 million, net of the $15.2 million of impairments recognized, in this Planned Community Joint Venture. At January 31, 2012, the participants had agreed to contribute additional funds of up to $8.3 million each, if required. If a participant fails to make a required capital contribution, the other participant may make the additional contribution and diminish the non-contributing participant’s ownership interest.

At January 31, 2012, this joint venture did not have any indebtedness.

Condominium Joint Ventures

At January 31, 2012, the Company had an aggregate of $119.4 million of investments in and advances to five joint ventures with unrelated parties to develop luxury for-sale and rental residential units and commercial space (“Condominium Joint Ventures”).

In December 2011, the Company entered into a joint venture to develop a high-rise luxury for-sale/rental project in the metro-New York market. The Company has invested $76.7 million and is committed to make additional investments of $37.5 million. Under the terms of the agreement, upon completion of the construction of the building, the Company will acquire ownership of the top eighteen floors of the building to sell, for its own account, luxury condominium units and its partner will receive ownership of the lower floors containing residential, for lease units and retail space.

As of January 31, 2012, the Company had recognized cumulative impairment charges against its investments in the Condominium Joint Ventures and its pro rata share of impairment charges recognized by these Condominium Joint Ventures in the amount of $63.9 million. The Company did not recognize any impairment charges in connection with its Condominium Joint Ventures in the three-month period ended January 31, 2012 and 2011.

Toll Brothers Realty Trust and Trust II

In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust II (“Trust II”) to be in a position to invest in commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by an affiliate of PASERS. At January 31, 2012, the Company had an investment of $0.4 million in Trust II. Prior to the formation of Trust II, the Company formed Toll Brothers Realty Trust (the “Trust”) in 1998 to invest in commercial real estate opportunities. The Trust is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Douglas C. Yearley, Jr. and former members of the Company’s senior management; and one-third by an affiliate of PASERS (collectively, the “Shareholders”). As of January 31, 2012, the Company had a net investment in the Trust of $0.3 million. The Company provides development, finance and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $0.5 million in each of the three-month periods ended January 31, 2012 and 2011. The Company believes that the transactions between itself and the Trust were on terms no less favorable than it would have agreed to with unrelated parties.

Structured Asset Joint Venture

In July 2010, the Company, through Gibraltar Capital and Asset Management LLC (“Gibraltar”), invested $29.1 million in a joint venture in which it is a 20% participant with two unrelated parties to purchase a 40% interest in an entity that owns and controls a portfolio of loans and real estate (“Structured Asset Joint Venture”). At January 31, 2012, the Company had an investment of $34.2 million in this Structured Asset Joint Venture. At January 31, 2012, the Company did not have any commitments to make additional contributions to the joint venture and has not guaranteed any of the joint venture’s liabilities. If the joint venture needs additional capital and a participant fails to make a requested capital contribution, the other participants may make a contribution in consideration for a preferred return or may make the additional capital contribution and diminish the non-contributing participant’s ownership interest.

General

At January 31, 2012, the Company had accrued $2.6 million of aggregate exposure with respect to its estimated obligations to unconsolidated entities in which it has an investment. The Company’s investments in these entities are accounted for using the equity method. The Company recognized $20.0 million of impairment charges related to its investments in and advances to its Development Joint Ventures in the three-month period ended January 31, 2011. The Company did not recognize any impairment charges related to its investments in and advances to unconsolidated entities in the three-month period ended January 31, 2012. The fiscal 2011 impairment charges related to these entities are included in “Loss from unconsolidated entities” in the Company’s consolidated statement of operations for the three month period ended January 31, 2011.

The condensed consolidated balance sheets, as of the dates indicated and the condensed consolidated statements of operations, for the periods indicated, for the Company’s unconsolidated entities in which it has an investment, aggregated by type of business, are as follows (in thousands):

Condensed Balance Sheets:

	September 30,	September 30,	September 30,	September 30,	September 30,
	January 31, 2012
	Develop- ment Joint Ventures	Home Building Joint Ventures	Toll Brothers Realty Trust I and II	Structured Asset Joint Venture	Total
Cash and cash equivalents	$13,067	$9,282	$10,620	$29,996	$62,965
Inventory	191,031	296,781	5,542		493,354
Non-performing loan portfolio				288,130	288,130
Rental properties			176,979		176,979
Real estate owned (“REO”)			1,087	239,573	240,660
Other assets (1)	21,047	58,989	9,033	172,024	261,093

Total assets	$225,145	$365,052	$203,261	$729,723	$1,523,181

Debt (1)	$71,444	$35,363	$198,066	$311,562	$616,435
Other liabilities	21,127	9,363	4,473	424	35,387
Members’ equity	132,574	320,326	722	170,995	624,617
Non-controlling interest				246,742	246,742

Total liabilities and equity	$225,145	$365,052	$203,261	$729,723	$1,523,181

Company’s net investment in unconsolidated entities (2)	$8,592	$150,135	$700	$34,199	$193,626

	September 30,	September 30,	September 30,	September 30,	September 30,
	October 31, 2011
	Develop- ment Joint Ventures	Home Building Joint Ventures	Toll Brothers Realty Trust I and II	Structured Asset Joint Venture	Total
Cash and cash equivalents	$14,190	$10,663	$11,726	$48,780	$85,359
Inventory	218,339	170,239	5,501		394,079
Non-performing loan portfolio				295,044	295,044
Rental properties			178,339		178,339
Real estate owned			1,087	230,872	231,959
Other assets (1)	150,316	20,080	9,675	159,143	339,214

Total assets	$382,845	$200,982	$206,328	$733,839	$1,523,994

Debt (1)	$327,856	$50,515	$198,927	$310,847	$888,145
Other liabilities	5,352	9,745	3,427	382	18,906
Members’ equity	49,637	140,722	3,974	172,944	367,277
Non-controlling interest				249,666	249,666

Total liabilities and equity	$382,845	$200,982	$206,328	$733,839	$1,523,994

Company’s net investment in unconsolidated entities (2)	$17,098	$72,734	$1,872	$34,651	$126,355

(1)	Included in other assets at January 31, 2012 and October 31, 2011 of the Structured Asset Joint Venture is $165.5 million and $152.6 million, respectively, of restricted cash held in a defeasance account which will be used to repay debt of the Structured Asset Joint Venture.

(2)	Differences between the Company’s net investment in unconsolidated entities and its underlying equity in the net assets of the entities is primarily a result of impairments related to the Company’s investments in unconsolidated entities, a loan made to one of the entities by the Company, and distributions from entities in excess of the carrying amount of the Company’s net investment.

Condensed Statements of Operations:

	September 30,	September 30,	September 30,	September 30,	September 30,
	For the three months ended January 31, 2012
	Develop- ment Joint Ventures	Home Building Joint Ventures	Toll Brothers Realty Trust I and II	Structured Asset Joint Venture	Total
Revenues	$33,584	$23,430	$9,476	$8,133	$74,623

Cost of revenues	31,771	17,794	3,343	11,067	63,975
Other expenses	225	945	6,785	2,631	10,586
Loss on disposition of loans and REO				44	44

Total expenses—net	31,996	18,739	10,128	13,742	74,605

Income (loss) from operations	1,588	4,691	(652)	(5,609)	18
Other income	2,653	5		137	2,795

Net income (loss) before noncontrolling interest	4,241	4,696	(652)	(5,472)	2,813
Less: Net loss attributable to noncontrolling interest				(3,283)	(3,283)

Net income (loss)	$4,241	4,696	$(652)	$(2,189)	$6,096

Company’s equity in earnings (losses) of unconsolidated entities (3)	$1,996	$4,520	$623	$(452)	$6,687

	September 30,	September 30,	September 30,	September 30,	September 30,
	For the three months ended January 31, 2011
	Develop- ment Joint Ventures	Home Building Joint Ventures	Toll Brothers Realty Trust I and II	Structured Asset Joint Venture	Total
Revenues	$1,085	$88,014	$9,150	$12,002	$110,251

Cost of revenues	1,159	69,169	3,489	9,558	83,375
Other expenses	157	3,009	6,002	3,271	12,439
Gain on disposition of loans and REO				(11,374)	(11,374)

Total expenses—net	1,316	72,178	9,491	1,455	84,440

Income (loss) from operations	(231)	15,836	(341)	10,547	25,811
Other income	2,379	36		88	2,503

Net income (loss) before noncontrolling interest	2,148	15,872	(341)	10,635	28,314
Less: Net income attributable to noncontrolling interest				(6,383)	(6,383)

Net income (loss)	$2,148	$15,872	$(341)	4,252	$21,931

Company’s equity in (losses) earnings of unconsolidated entities (3)	$(20,000)	$7,934	$464	$600	$(11,002)

(3)	Differences between the Company’s equity in earnings (losses) of unconsolidated entities and the underlying net income (loss) of the entities is primarily a result of impairments related to the Company’s investment in unconsolidated entities, distributions from entities in excess of the carrying amount of the Company’s net investment, and the Company’s share of the entities’ profits related to home sites purchased by the Company which reduces the Company’s cost basis of the home sites.

5. Investments in Non-Performing Loan Portfolios and Foreclosed Real Estate

In December 2011, Gibraltar acquired a portfolio of non-performing loans consisting of 11 loans with an unpaid principal balance of approximately $51.4 million. The portfolio includes non-performing loans secured primarily by commercial land and buildings in various stages of completion.

The following table summarizes for the portfolios acquired the accretable yield and the nonaccretable difference on our investments in those non-performing loans portfolios as of their acquisition dates (amounts in thousands).

September 30,
Three months ended January 31, 2012
Contractually required payments, including interest	$52,524
Nonaccretable difference	(5,125)

Cash flows expected to be collected	47,399
Accretable difference	(20,514)

Non-performing loans carrying amount	$26,885

The Company’s investment in non-performing loan portfolios consisted of the following as of the dates indicated (amounts in thousands):

	September 30,	September 30,
	January 31, 2012	October 31, 2011

Unpaid principal balance	$216,620	$171,559
Discount on acquired loans	(126,286)	(108,325)

Carrying value	$90,334	$63,234

The Company’s earnings from the portfolios and management fees earned are included in interest and other income in its condensed consolidated statements of operations. In the three-month period ended January 31, 2012, the Company recognized $2.1 million of earnings from its investments in the loan portfolios.

The activity in the accretable yield for the Company’s investment in the non-performing loan portfolios for the three months ended January 31, 2012 was as follows (amounts in thousands):

September 30,
Balance at October 31, 2011	$42,326
Additions	20,514
Accretion	(3,228)
Reductions from foreclosures and other dispositions	(1,648)
Other	(120)

Balance at January 31, 2012	$57,844

The additions to accretable yield and the accretion of interest income are based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continues to obtain updated information regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in the three month period ended January 31, 2012 is not necessarily indicative of expected future results.

6. Subsequent Event/Senior Notes Payable

On February 7, 2012, the Company, through Toll Brothers Finance Corp., issued $300 million principal amount of 5.875% Senior Notes due 2022 (the “5.875% Senior Notes”). The Company received $296.2 million of net proceeds from the issuance of the 5.875% Senior Notes.

On March 5, 2012, the Company, through Toll Brothers Finance Corp., issued an additional $119.9 million principal amount of its 5.875% Senior Notes in exchange for $80.7 million principal amount of its 6.875% Senior Notes due 2012 and for $36.9 million principal amount of its 5.95% Senior Notes due 2013. The Company expects to recognize a charge of approximately $1.1 million in the quarter ending April 30, 2012 representing the aggregate costs associated with the exchange of both series of notes.

7. Accrued Expenses

Accrued expenses at January 31, 2012 and October 31, 2011 consisted of the following (amounts in thousands):

	September 30,	September 30,
	January 31, 2012	October 31, 2011
Land, land development and construction	$103,955	$109,574
Compensation and employee benefit	91,016	96,037
Insurance and litigation	127,260	130,714
Commitments to unconsolidated entities	2,609	60,130
Warranty	43,109	42,474
Interest	29,611	25,968
Other	53,854	56,154

	$451,414	$521,051

The Company accrues for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Costs are accrued based upon historical experience. The table below provides, for the periods indicated, a reconciliation of the changes in the Company’s warranty accrual (amounts in thousands):

	September 30,	September 30,
	Three months ended January 31,
	2012	2011
Balance, beginning of period	$42,474	$45,835
Additions – homes closed during the period	1,871	1,929
Addition – liabilities acquired	731
Increase (decrease) in accruals for homes closed in prior periods	1,783	(66)
Charges incurred	(3,750)	(1,770)

Balance, end of period	$43,109	$45,928

8. Income Taxes

The table below provides, for the periods indicated, a reconciliation of the Company’s effective tax rate from the federal statutory tax rate (amounts in thousands).

	September 30,	September 30,	September 30,	September 30,
	Three months ended January 31,
	2012		2011
	$	%*	$	%*
Federal tax (benefit) provision at statutory rate	(2,243)	(35.0)	(5,966)	(35.0)
State taxes, net of federal benefit	(271)	(4.2)	(554)	(3.3)
Reversal of state tax provisions – finalization of audits			(2,340)	(13.7)
Increase in unrecognized tax benefits	1,500	23.4
Reversal of accrual for uncertain tax positions	(5,279)	(82.4)	(17,954)	(105.3)
Increase in deferred tax assets – net	(525)	(8.2)
Valuation allowance – recognized	4,089	63.8	7,027	41.2
Valuation allowance – reversed	(2,843)	(44.3)	(1,260)	(7.4)
Accrued interest on anticipated tax assessments	1,950	30.4	813	4.8
Other			(230)	(1.3)

Tax provision (benefit)	(3,622)	(56.5)	(20,464)	(120.0)

*	Due to rounding, amounts may not add.

The Company currently operates in 20 states and is subject to various state tax jurisdictions. The Company estimates its state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction and the Company’s ability to utilize certain tax-saving strategies. Due primarily to a change in the Company’s estimate of the allocation of income or loss, as the case may be, among the various taxing jurisdictions and changes in tax regulations and their impact on the Company’s tax strategies, the Company’s estimated rate for state income taxes was 6.5% and 5.0% for fiscal 2012 and 2011, respectively.

The Company recognizes in its tax benefit potential interest and penalties. Information as to the amounts recognized in its tax benefit, before reduction for applicable taxes and reversal of previously accrued interest and penalties, of potential interest and penalties in the three-month periods ended January 31, 2012 and 2011, and the amounts accrued for potential interest and penalties at January 31, 2012 and October 31, 2011 are set forth in the table below (amounts in thousands).

September 30,
Recognized in statements of operations:
Three-month period ended January 31, 2012	$3,000
Three-month period ended January 31, 2011	$1,250

Accrued at:
January 31, 2012	$29,500
October 31, 2011	$29,200

The table below provides, for the periods indicated, a reconciliation of the change in the unrecognized tax benefits (amounts in thousands).

	September 30,	September 30,
	Three months ended January 31,
	2012	2011
Balance, beginning of period	$104,669	$160,446
Increase in benefit as a result of tax positions taken in prior years	4,500	1,250
Decrease in benefit as a result of resolution of uncertain tax positions	(4,000)	(17,954)
Decrease in benefit as a result of completion of tax audits	(4,122)	(3,600)

Balance, end of period	$101,047	$140,142

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

The Company is allowed to carry forward tax losses for 20 years and apply such tax losses to future taxable income to realize federal deferred tax assets. As of January 31, 2012, the Company estimates that it will have approximately $52.0 million of tax loss carryforwards, resulting from losses that it expects to recognize on its fiscal 2011 tax return. In addition, the Company expects to be able to reverse previously recognized valuation allowances against future tax provisions during any future period for which it reports book income before income taxes. The Company will continue to review its deferred tax assets in accordance with ASC 740.

At January 31, 2012 and October 31, 2011, the Company had recorded cumulative valuation allowances against its entire net deferred federal tax asset of $354.6 million and $353.4 million, respectively.

For state tax purposes, due to past and projected losses in certain jurisdictions where the Company does not have carryback potential and/or cannot sufficiently forecast future taxable income, the Company has recognized net cumulative valuation allowances against its state deferred tax assets of $74.0 million as of January 31, 2012. In 2011, the Company took steps to merge a number of entities to better align financial and tax reporting and to reduce administrative complexity going forward. Some of these mergers occurred in higher state tax jurisdictions creating additional state tax deferred assets of $28.9 million, offset entirely by an increase in the state tax valuation allowance. Future valuation allowances in these jurisdictions may continue to be recognized if the Company believes it will not generate sufficient future taxable income to utilize any future state deferred tax assets.

9. Stock-Based Benefit Plans

The Company grants stock options, restricted stock and various types of restricted stock units to its employees and its non-employee directors. Beginning in fiscal 2012, the Company changed the mix of stock-based compensation to its employees by reducing the number of stock options it grants and, in their place, issued non-performance based restricted stock units as a form of compensation. The Company also has an employee stock purchase plan that allows employees to purchase Company stock at a discount. In the three-month period ended January 31, 2012, the Company issued 941,678 shares under its stock-based benefit plans.

Information regarding the amount of total stock-based compensation expense recognized by the Company, for the periods indicated, is as follows (amounts in thousands):

	September 30,	September 30,
	2012	2011
Three months ended January 31:	$5,626	$5,373

At January 31, 2012 and October 31, 2011, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $23.3 million and $12.7 million, respectively.

Due to the losses recognized by the Company over the past several years and its inability to forecast future pre-tax profits, the Company has not recognized a tax benefit on its stock-based compensation expense in the fiscal 2012 and 2011 periods.

Information about the Company’s more significant stock-based compensation programs is outlined below.

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

The weighted-average assumptions and the fair value used for stock option grants in fiscal 2012 and 2011 were as follows:

	September 30,	September 30,
	2012	2011
Expected volatility	44.20% – 50.24%	45.38% – 49.46%
Weighted-average volatility	46.99%	47.73%
Risk-free interest rate	0.78% – 1.77%	1.64% – 3.09%
Expected life (years)	4.59 – 9.06	4.29 – 8.75
Dividends	none	none
Number of options issued (in thousands)
Weighted-average grant date fair value per share of options granted	$8.70	$7.94

Stock compensation expense, related to stock options, for the periods indicated, was as follows (amounts in thousands):

	September 30,	September 30,
	2012	2011
Three months ended January 31:	$3,522	$4,588

Performance-Based Restricted Stock Units:

In December 2011, the Executive Compensation Committee of the Company’s Board of Directors approved awards of performance-based restricted stock units (“Performance-Based RSUs”) relating to shares of the Company’s common stock to certain of its senior management. The use of Performance-Based RSUs replaced the use of stock price-based restricted stock units awarded in prior years. The Performance-Based RSUs are based on the attainment of certain performance metrics of the Company in fiscal 2012. The number of shares underlying the Performance-Based RSUs that will be issued to the recipients may range from 90% to 110% of the base award depending on actual performance metrics as compared to the target performance metrics. The Performance-Based RSUs vest over a four-year period; provided the recipients continue to be employed by the Company or serve on the board of directors of the Company (as applicable) as specified in the award document.

The value of the Performance-Based RSUs was determined to be equal to the estimated number of shares of the Company’s common stock to be issued multiplied by the closing price of the Company’s common stock on the NYSE on the date the Performance-Based RSUs were awarded. The Company evaluates the performance-based metrics quarterly and estimates the number of shares underlying the RSUs that will be issued. Information regarding the issuance, valuation assumptions and amortization of the Company’s Performance-Based RSUs issued in fiscal 2012 is as follows:

September 30,
2012
Estimated number to be issued	350,000
Closing price of the Company’s common stock on date of issuance	$20.50
Estimated aggregate fair value of Performance-Based RSUs issued (in thousands)	$7,185
Performance-Based RSU expense recognized in the three months ended January 31, 2012 (in thousands):	$936
Unamortized value of Performance-Based RSUs at January 31, 2012 (in thousands):	$6,249

Stock Price-Based Restricted Stock Units:

In each of December 2010, 2009 and 2008, the Executive Compensation Committee of the Company’s Board of Directors approved awards of market performance-based restricted stock units (“Stock Price-Based RSUs”) relating to shares of the Company’s common stock. The Stock Price-Based RSUs will vest and the recipients will be entitled to receive the underlying shares if the average closing price of the Company’s common stock on the New York Stock Exchange (“NYSE”), measured over any 20 consecutive trading days ending on or prior to five years from date of issuance of the Stock Price-Based RSUs increases 30% or more over the closing price of the Company’s common stock on the NYSE on the date of issuance (“Target Price”), provided the recipients continue to be employed by the Company or serve on the board of directors of the Company (as applicable) as specified in the award document. The Company determined the aggregate value of the Stock Price-Based RSUs using a lattice-based option pricing model.

Information regarding the amortization of the Company’s Stock Price-Based RSUs, for the periods indicated, is as follows (amounts in thousands):

September 30,
Three months ended January 31, 2012	$848
Three months ended January 31, 2011	$752

Information regarding the aggregate number of outstanding Stock Price-Based RSUs and aggregate unamortized value of the outstanding Stock Price-Based RSUs, as of the date indicated, is as follows:

	September 30,	September 30,
	January 31, 2012	October 31, 2011
Aggregate outstanding Stock Price-Based RSUs	706,000	706,000
Cumulative unamortized value of Stock Price-Based RSUs (in thousands)	$4,081	$4,929

Non-Performance Based Restricted Stock Units:

In December 2011 and 2010, the Company issued restricted stock units (“RSUs”). These RSUs generally vest in annual installments over a four-year period. The value of the RSUs was determined to be equal to the number of shares of the Company’s common stock to be issued pursuant to the RSUs, multiplied by the closing price of the Company’s common stock on the NYSE on the date the RSUs were awarded. Information regarding these RSUs is as follows:

	September 30,	September 30,
	2012	2011
Number of RSUs issued	107,820	15,497
Closing price of the Company’s common stock on date of issuance	$20.50	$19.32
Aggregate fair value of RSUs issued (in thousands)	$2,210	$299

Information regarding the amortization of the Company’s RSUs, for the periods indicated, is as follows (amounts in thousands):

	September 30,	September 30,
	2012	2011
Three months ended January 31:	$314	$27

Information regarding the aggregate number of outstanding RSUs and aggregate unamortized value of the outstanding RSUs, as of the date indicated, is as follows:

	September 30,	September 30,
	January 31, 2012	October 31, 2011
Aggregate outstanding RSUs	138,814	30,994
Cumulative unamortized value of RSUs (in thousands)	$2,275	$379

10. Employee Retirement Plans

The Company has two unfunded supplemental retirement plans (“SERPs”) for certain employees. The table below provides, for the periods indicated, costs recognized and payments made related to its SERPs (amounts in thousands):

	September 30,	September 30,
	Three months ended January 31,
	2012	2011
Service cost	$97	$76
Interest cost	303	323
Amortization of prior service obligation	184	173
Amortization of unrecognized losses	17

Total costs	$601	$572

Benefits paid	$115	$34

11. Accumulated Other Comprehensive Loss and Total Comprehensive (Loss) Income

Accumulated other comprehensive loss at January 31, 2012 and January 31, 2011 was primarily related to employee retirement plans.

The table below provides, for the periods indicated, the components of total comprehensive (loss) income (amounts in thousands):

	September 30,	September 30,
	Three months ended January 31,
	2012	2011
Net (loss) income as reported	$(2,786)	$3,417
Changes in pension liability	(109)	173
Change in fair value of available-for-sale securities	243	64
Unrealized loss on derivative held by equity investee	(795)

Comprehensive (loss) income	$(3,447)	$3,654

12. Stock Repurchase Program

In March 2003, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. The table below provides, for the periods indicated, information about the Company’s share repurchase program.

	September 30,	September 30,
	Three months ended January 31,
	2012	2011
Number of shares purchased	3,000	8,000
Average price per share	$20.61	$19.23
Remaining authorization at January 31 (in thousands):	8,783	11,822

13. (Loss) Income per Share Information

The table below provides, for the periods indicated, information pertaining to the calculation of (loss) income per share, common stock equivalents, weighted average number of anti-dilutive option and shares issued (amounts in thousands):

	September 30,	September 30,
	Three months ended January 31,
	2012	2011
Basic weighted-average shares	166,311	166,677
Common stock equivalents (a)	—	1,444

Diluted weighted-average shares	166,311	168,121

Common stock equivalents excluded from diluted weighted-average shares due to anti-dilutive effect (a)	796	—

Weighted average number of anti-dilutive options (b)	5,906	8,383

Shares issued under stock incentive and employee stock purchase plans	942	414

(a)	Common stock equivalents represent the dilutive effect of outstanding in-the-money stock options. For the three-month period ended January 31, 2012, there were no incremental shares attributed to outstanding options to purchase common stock because the Company had a net loss in the period and any incremental shares would be anti-dilutive.

(b)	Based upon the average closing price of the Company’s common stock on the NYSE for the period.

14. Fair Value Disclosures

The table below provides, as of the date indicated, a summary of assets (liabilities) related to the Company’s financial instruments, measured at fair value on a recurring basis (amounts in thousands).

	September 30,	September 30,	September 30,
		Fair value
Financial Instrument	Fair value hierarchy	January 31, 2012	October 31, 2011
Corporate Securities	Level 1	$143,729	$233,572
Residential Mortgage Loans Held for Sale	Level 2	$36,911	$63,175
Forward Loan Commitments—Residential Mortgage Loans Held for Sale	Level 2	$(96)	$218
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$85	$(147)
Forward Loan Commitments—IRLCs	Level 2	$(85)	$147

At January 31, 2012 and October 31, 2011, the carrying value of cash and cash equivalents and restricted cash approximated fair value.

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

The table below provides, as of the date indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale as of the date indicated (amounts in thousands).

	September 30,	September 30,	September 30,
	Aggregate unpaid principal balance	Fair value	Excess
At January 31, 2012	$36,532	$36,911	$379
At October 31, 2011	$62,765	$63,175	$410

IRLCs represent individual borrower agreements that commit the Company to lend at a specified price for a specified period as long as there is no violation of any condition established in the commitment contract. These commitments have varying degrees of interest rate risk. The Company utilizes best-efforts forward loan commitments (“Forward Commitments”) to hedge the interest rate risk of the IRLCs and residential mortgage loans held for sale. Forward Commitments represent contracts with third-party investors for the future delivery of loans whereby the Company agrees to make delivery at a specified future date at a specified price. The IRLCs and Forward Commitments are considered derivative financial instruments under ASC 815, “Derivatives and Hedging”, which requires derivative financial instruments to be recorded at fair value. The Company estimates the fair value of such commitments based on the estimated fair value of the underlying mortgage loan and, in the case of IRLCs, the probability that the mortgage loan will fund within the terms of the IRLC. To manage the risk of non-performance of investors regarding the Forward Commitments, the Company assesses the credit worthiness of the investors on a periodic basis.

The table below provides, as of the date indicated, the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of marketable securities (amounts in thousands).

	September 30,	September 30,
	January 31, 2012	October 31, 2011
Amortized cost	$143,766	$233,852
Gross unrealized holding gains	46	28
Gross unrealized holding losses	(83)	(308)

Fair value	$143,729	$233,572

The remaining contractual maturities of marketable securities as of January 31, 2012 ranged from less than one month to nine months.

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

	September 30,	September 30,
	Fair value of inventory, net of impairment	Impairment charges recognized
Three months ended:
January 31, 2012	$49,758	$6,425
January 31, 2011	$56,105	$5,475

Gibraltar’s portfolio of non-performing loans was recorded at fair value at inception based on the acquisition price as determined by Level 3 inputs. The estimated fair value was determined using Level 3 inputs and was based on discounted future cash flows generated by the loans discounted at the rates used to value the portfolios at the acquisition dates. The table below provides, as of the date indicated, the carrying amount and estimated fair value of the non-performing loan portfolios (amounts in thousands).

	September 30,	September 30,
	January 31, 2012	October 31, 2011
Carrying amount	$90,334	$63,234
Estimated fair value	$91,667	$64,539

The table below provides, as of the date indicated, the book value and estimated fair value of the Company’s debt (amounts in thousands).

	September 30,	September 30,	September 30,	September 30,
	January 31, 2012		October 31, 2011
	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (a)	$93,279	$88,137	$106,556	$98,950
Senior notes (b)	1,499,371	1,634,469	1,499,371	1,614,010
Mortgage company warehouse loan (c)	31,864	31,864	57,409	57,409

	$1,624,514	$1,754,470	$1,663,336	$1,770,369

(a)	The estimated fair value of loans payable was based upon their indicated market prices or the interest rates that the Company believed were available to it for loans with similar terms and remaining maturities as of the applicable valuation date.

(b)	The estimated fair value of the Company’s senior notes is based upon their indicated market prices.

(c)	The Company believes that the carrying value of its mortgage company loan borrowings approximates their fair value.

15. Interest and Other Income

Interest and other income includes the activity of the Company’s non-core ancillary businesses which include its mortgage, title, landscaping, security monitoring, structured loan and non-performing portfolio group and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for the Company’s non-core ancillary businesses (amounts in thousands).

	September 30,	September 30,
	Three months ended January 31,
	2012	2011
Revenue	$17,311	$13,823
Expense	$14,089	$13,266

16. Legal Proceedings

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

17. Commitments and Contingencies

Land Purchase Commitments

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

Information regarding the Company’s purchase commitments, as of the date indicated, is provided in the table below (amounts in thousands).

	September 30,	September 30,
	January 31, 2012	October 31, 2011
Aggregate purchase commitments:
Unrelated parties	$539,636	$551,905
Unconsolidated entities that the Company has investments in	124,387	12,471

Total	$664,023	$564,376

Deposits against aggregate purchase commitments	$32,199	$37,987
Credit to be received from amounts previously contributed to unconsolidated entities	75,600
Additional cash required to acquire land	556,224	526,389

Total	$664,023	$564,376

The Company has additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since it does not believe that it will complete the purchase of these land parcels and no additional funds will be required from the Company to terminate these contracts.

Investments in and Advances to Unconsolidated Entities

See Note 4, “Investments in and Advances to Unconsolidated Entities,” for more information regarding the Company’s commitments to these entities.

Surety Bonds and Letters of Credit

At January 31, 2012, the Company had outstanding surety bonds amounting to $367.1 million, primarily related to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that $206.6 million of work remains on these improvements. The Company has an additional $65.7 million of surety bonds outstanding that guarantee other obligations of the Company. The Company does not believe it is probable that any outstanding bonds will be drawn upon.

At January 31, 2012, the Company had outstanding letters of credit of $83.5 million, including $70.2 million under its credit facility and $13.3 million collateralized by restricted cash. These letters of credit were issued to secure various financial obligations of the Company including insurance policy deductibles and other claims, land deposits and security to complete improvements in communities which it is operating. The Company believes it is not probable that any outstanding letters of credit will be drawn upon.

Backlog

At January 31, 2012, the Company had agreements of sale outstanding to deliver 1,784 homes with an aggregate sales value of $1.1 billion.

Mortgage Commitments

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

Information regarding the Company’s mortgage commitments, as of the date indicated, is provided in the table below (amounts in thousands).

	September 30,	September 30,
	January 31, 2012	October 31, 2011
Aggregate mortgage loan commitments:
IRLCs	$92,623	$129,553
Non-IRLCs	342,633	306,722

Total	$435,256	$436,275

Investor commitments to purchase:
IRLCs	$92,623	$129,553
Mortgage loans receivable	34,385	60,680

Total	$127,008	$190,233

18. Geographic Segments

Revenue and (loss) income before income taxes for each of the Company’s geographic segments, for the periods indicated, were as follows (amounts in thousands):

	September 30,	September 30,
	Three months ended January 31,
	2012	2011
Revenue:
North	$75,580	$82,497
Mid-Atlantic	100,799	103,815
South	76,466	61,903
West	69,110	85,901

Total	$321,955	$334,116

(Loss) income before income taxes:
North	$1,201	$7,068
Mid-Atlantic	10,642	8,088
South	(2,077)	(1,348)
West	5,603	(15,240)
Corporate and other	(21,777)	(15,615)

Total	$(6,408)	$(17,047)

“Corporate and other” is comprised principally of general corporate expenses such as the Offices of the Executive Chairman, the Chief Executive Officer and President, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, directly expensed interest, interest income and income from the Company’s ancillary businesses and income (loss) from a number of its unconsolidated entities.

Total assets for each of the Company’s geographic segments, as of the date indicated, are shown in the table below (amounts in thousands).

	September 30,	September 30,
	January 31, 2012	October 31, 2011
North	$1,102,276	$1,060,215
Mid-Atlantic	1,305,586	1,235,847
South	771,461	760,097
West	785,085	650,844
Corporate and other	1,010,494	1,348,243

Total	$4,974,902	$5,055,246

Corporate and other is comprised principally of cash and cash equivalents, marketable securities, restricted cash, the assets of the Company’s manufacturing facilities and mortgage subsidiary, and its Gibraltar investments.

The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable and write-downs of its investments in unconsolidated entities (including its pro-rata share of impairment charges recognized by the unconsolidated entities in which it has an investment) for the periods indicated, is shown in the table below; the net carrying value of inventory and investments in and advances to unconsolidated entities for each of the Company’s geographic segments, as of the date indicated, is also shown (amounts in thousands).

	September 30,	September 30,	September 30,	September 30,
	Net Carrying Value		Three months ended
	At January 31,	At October 31,	January 31,
	2012	2011	2012	2011
Inventory:
Land controlled for future communities:
North	$11,462	$19,390	$24	$158
Mid-Atlantic	22,045	21,592	199	66
South	5,016	3,812	555	306
West	4,692	1,787	(1)	(879)

	43,215	46,581	777	(349)

Land owned for future communities:
North	244,835	$231,085
Mid-Atlantic	473,981	455,818
South	132,936	125,461	918
West	216,995	166,781

	1,068,747	979,145	918	—

Operating communities:
North	764,010	738,473	2,265	1,275
Mid-Atlantic	682,497	659,081
South	551,990	539,582	4,160
West	544,641	453,861		4,200

	2,543,138	2,390,997	6,425	5,475

Total	$3,655,100	$3,416,723	$8,120	$5,126

Investments in and advances to unconsolidated entities:
North	$119,389	$40,734
South	30,746	32,000
West	8,592	17,098		$20,000
Corporate	34,899	36,523

Total	$193,626	$126,355	$—	$20,000

19. Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the statements of cash flows for the three months ended January 31, 2012 and 2011 (amounts in thousands):

	September 30,	September 30,
	2012	2011
Cash flow information:
Interest paid, net of amount capitalized		$587
Interest capitalized, net of amount paid	$766
Income tax payment	$2,093
Income tax refunds		$381
Non-cash activity:
Cost of inventory acquired through seller financing municipal bonds or recorded due to VIE criteria, net	$431	$21,584
Increase in SERP benefits	$310
Miscellaneous (decreases) increases to inventory	$(75)	$2,137
Reclassification of inventory to property, construction and office equipment		$20,005
(Increase) reduction of investments in unconsolidated entities due to increase/reduction in letters of credit or accrued liabilities	$(26)	$19,106
Transfer of inventory to investment in non-performing loan portfolios and foreclosed real estate	$802
Transfer of inventory to investment in unconsolidated entities	$5,793
Unrealized loss on derivative held by equity investee	$795
Miscellaneous (decreases) increases to investments in unconsolidated entities	$(18)	$540
Acquisition of a Business:
Fair value of assets purchased	$149,959
Liabilities assumed	$5,213
Cash paid	$144,746

20. Supplemental Guarantor Information

A 100% owned subsidiary of the Company, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), issued $300 million of 6.875% Senior Notes due 2012 on November 22, 2002; $250 million of 5.95% Senior Notes due 2013 on September 3, 2003; $300 million of 4.95% Senior Notes due 2014 on March 16, 2004; $300 million of 5.15% Senior Notes due 2015 on June 2, 2005; $400 million of 8.91% Senior Notes due 2017 on April 13, 2009; and $250 million of 6.75% Senior Notes due 2019 on September 22, 2009. Through January 31, 2012, the Subsidiary Issuer has redeemed $160.2 million of its 6.875% Senior Notes due 2012, $108.4 million of its 5.95% Senior Notes due 2013 and $32.0 million of its 4.95% Senior Notes due 2014. The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest is guaranteed jointly and severally on a senior basis by the Company and substantially all of the Company’s 100% owned home building subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional. The Company’s non-home building subsidiaries and several of its home building subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the debt. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such disclosures would not be material to investors. Prior to the above described senior debt issuances, the Subsidiary Issuer did not have any operations.

Supplemental consolidating financial information of Toll Brothers, Inc., the Subsidiary Issuer, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at Toll Brothers, Inc. on a consolidated basis is presented below ($ amounts in thousands).

Condensed Consolidating Balance Sheet at January 31, 2012

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents			441,916	133,778		575,694
Marketable securities			143,729			143,729
Restricted cash	28,307		18,434	1,500		48,241
Inventory			3,496,927	158,173		3,655,100
Property, construction and office equipment, net			98,408	3,091		101,499
Receivables, prepaid expenses and other assets		6,444	75,622	17,827	(1,702)	98,191
Mortgage loans receivable				36,911		36,911
Customer deposits held in escrow			23,309	1,780		25,089
Investments in and advances to unconsolidated entities			77,473	116,153		193,626
Investments in non-performing loan portfolios and foreclosed real estate				96,822		96,822
Investments in and advances to consolidated entities	2,671,770	1,513,343	(943,024)	(236,201)	(3,005,888)	—

	2,700,077	1,519,787	3,432,794	329,834	(3,007,590)	4,974,902

LIABILITIES AND EQUITY
Liabilities:
Loans payable			92,079	1,200		93,279
Senior notes		1,491,442				1,491,442
Mortgage company warehouse loan				31,864		31,864
Customer deposits			93,356	3,978		97,334
Accounts payable			103,491	1,820		105,311
Accrued expenses		28,345	306,994	117,857	(1,782)	451,414
Income taxes payable	102,276			(2,000)		100,276

Total liabilities	102,276	1,519,787	595,920	154,719	(1,782)	2,370,920

Equity:
Stockholders’ equity:
Common stock	1,687		3,054	2,003	(5,057)	1,687
Additional paid-in capital	399,743		1,366	2,734	(4,100)	399,743
Retained earnings	2,231,465		2,836,017	164,197	(3,000,214)	2,231,465
Treasury stock, at cost	(31,531)					(31,531)
Accumulated other comprehensive loss	(3,563)		(3,563)		3,563	(3,563)

Total stockholders’ equity	2,597,801	—	2,836,874	168,934	(3,005,808)	2,597,801
Noncontrolling interest				6,181		6,181

Total equity	2,597,801	—	2,836,874	175,115	(3,005,808)	2,603,982

	2,700,077	1,519,787	3,432,794	329,834	(3,007,590)	4,974,902

Condensed Consolidating Balance Sheet at October 31, 2011

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents			775,300	131,040		906,340
Marketable securities			233,572			233,572
Restricted cash			19,084	676		19,760
Inventory			2,911,211	505,512		3,416,723
Property, construction and office equipment, net			77,001	22,711		99,712
Receivables, prepaid expenses and other assets		6,768	74,980	26,067	(2,239)	105,576
Mortgage loans receivable				63,175		63,175
Customer deposits held in escrow			10,682	4,177		14,859
Investments in and advances to unconsolidated entities			86,481	39,874		126,355
Investments in non-performing loan portfolios and foreclosed real estate				69,174		69,174
Investments in and advances to consolidated entities	2,694,419	1,508,550	(727,258)	(467,395)	(3,008,316)	—

	2,694,419	1,515,318	3,461,053	395,011	(3,010,555)	5,055,246

LIABILITIES AND EQUITY
Liabilities:
Loans payable			61,994	44,562		106,556
Senior notes		1,490,972				1,490,972
Mortgage company warehouse loan				57,409		57,409
Customer deposits			71,388	12,436		83,824
Accounts payable			96,645	172		96,817
Accrued expenses		24,346	320,021	178,965	(2,281)	521,051
Income taxes payable	108,066			(2,000)		106,066

Total liabilities	108,066	1,515,318	550,048	291,544	(2,281)	2,462,695

Equity:
Stockholders’ equity:
Common stock	1,687		3,054	2,003	(5,057)	1,687
Additional paid-in capital	400,382		1,366	2,734	(4,100)	400,382
Retained earnings	2,234,251		2,909,487	92,532	(3,002,019)	2,234,251
Treasury stock, at cost	(47,065)					(47,065)
Accumulated other comprehensive loss	(2,902)		(2,902)		2,902	(2,902)

Total stockholders’ equity	2,586,353	—	2,911,005	97,269	(3,008,274)	2,586,353
Noncontrolling interest				6,198		6,198

Total equity	2,586,353	—	2,911,005	103,467	(3,008,274)	2,592,551

	2,694,419	1,515,318	3,461,053	395,011	(3,010,555)	5,055,246

Condensed Consolidating Statement of Operations for the three months ended January 31, 2012 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues			327,692	12,386	(18,123)	321,955

Cost of revenues			271,277	2,281	(1,950)	271,608
Selling, general and administrative	13	478	73,256	9,550	(13,660)	69,637
Interest expense		25,286			(25,286)	—

	13	25,764	344,533	11,831	(40,896)	341,245

Loss from operations	(13)	(25,764)	(16,841)	555	22,773	(19,290)
Other
Income from unconsolidated entities			5,229	1,458		6,687
Interest and other	7	25,764	5,212	233	(25,021)	6,195
Loss from subsidiaries	(6,402)				6,402	—

Loss before income tax benefit	(6,408)	—	(6,400)	2,246	4,154	(6,408)
Income tax (benefit) provision	(3,622)		(3,618)	1,269	2,349	(3,622)

Net (loss) income	(2,786)	—	(2,782)	977	1,805	(2,786)

Condensed Consolidating Statement of Operations for the three months ended January 31, 2011 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues			325,055	25,150	(16,089)	334,116

Cost of revenues			269,275	15,947	(3,257)	281,965
Selling, general and administrative	28	341	63,988	8,528	(11,634)	61,251
Interest expense		25,845	1,112		(25,845)	1,112

	28	26,186	334,375	24,475	(40,736)	344,328

Loss (income) from operations	(28)	(26,186)	(9,320)	675	24,647	(10,212)
Other
(Loss) income from unconsolidated entities			6,521	(17,523)		(11,002)
Interest and other		26,186	(14,220)	(1,538)	(6,261)	4,167
Loss from subsidiaries	(17,019)				17,019	—

Loss before income tax benefit	(17,047)	—	(17,019)	(18,386)	35,405	(17,047)
Income tax benefit	(20,464)		(22,359)	(22,058)	44,417	(20,464)

Net income	3,417	—	5,340	3,672	(9,012)	3,417

Condensed Consolidating Statement of Cash Flows for the three months ended January 31, 2012 ($ in thousands):

	000000	000000	000000	000000	000000	000000
	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flow used in operating activities:
Net (loss) income	(2,786)		(2,782)	977	1,805	(2,786)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization		794	4,419	16		5,229
Stock-based compensation	5,626					5,626
Income (loss) from unconsolidated entities			(7,729)	1,042		(6,687)
Distributions of earnings from unconsolidated entities			872			872
Income from non-performing loan portfolios and foreclosed real estate				(4,138)		(4,138)
Deferred tax benefit	(1,246)					(1,246)
Deferred tax valuation allowances	1,246					1,246
Inventory impairments and write-offs			8,120			8,120
Change in fair value of mortgage loans receivable and derivative instruments				346		346
Gain on marketable securities			(39)			(39)
Changes in operating assets and liabilities
Increase in inventory			(100,509)	(7,959)		(108,468)
Origination of mortgage loans				(120,662)		(120,662)
Sale of mortgage loans				146,895		146,895
(Increase) decrease in restricted cash	(28,307)		650	(824)		(28,481)
Decrease (increase) in receivables, prepaid expenses and other assets	22,096	(4,793)	(177,441)	174,480	(2,413)	11,929
Increase (decrease) in customer deposits			9,291	(6,061)		3,230
(Decrease) increase in accounts payable and accrued expenses	(109)	3,999	(11,553)	(60,072)	608	(67,127)
Decrease in income taxes payable	(5,790)					(5,790)

Net cash (used in) provided by operating activities	(9,270)	—	(276,701)	124,040	—	(161,931)

Cash flow used in investing activities:
Purchase of property and equipment—net			(2,711)	(829)		(3,540)
Sale and redemption of marketable securities			88,217			88,217
Investment in and advances to unconsolidated entities			(256)	(71,528)		(71,784)
Return of investments in unconsolidated entities			15,333			15,333
Investment in non-performing loan portfolios and foreclosed real estate				(26,410)		(26,410)
Return of investments in non-performing loan portfolios and foreclosed real estate				3,702		3,702
Acquisition of a business			(144,746)			(144,746)

Net cash used in investing activities			(44,163)	(95,065)		(139,228)

Cash flow (used in) provided by financing activities:
Proceeds from loans payable				199,139		199,139
Principal payments of loans payable			(12,520)	(225,376)		(237,896)
Proceeds from stock-based benefit plans	9,334					9,334
Purchase of treasury stock	(64)					(64)

Net cash (used in) provided by financing activities	9,270		(12,520)	(26,237)		(29,487)

Net decrease (increase) in cash and cash equivalents	—	—	(333,384)	2,738	—	(330,646)
Cash and cash equivalents, beginning of year			775,300	131,040		906,340

Cash and cash equivalents, end of year	—	—	441,916	133,778	—	575,694

Condensed Consolidating Statement of Cash Flows for the three months ended January 31, 2011 ($ in thousands):

	Toll			Non-
	Brothers,	Subsidiary	Guarantor	Guarantor
	Inc.	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities:
Net income	3,417		5,340	3,672	(9,012)	3,417
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	28	807	3,239	313		4,387
Stock-based compensation	5,373					5,373
Impairments of investments in unconsolidated entities				20,000		20,000
Income from unconsolidated entities			(5,922)	(3,076)		(8,998)
Distributions of earnings from unconsolidated entities			593	2,200		2,793
Inventory impairments and write-offs			5,126			5,126
Deferred tax benefit	(6,589)					(6,589)
Deferred tax valuation allowance	6,589					6,589
Change in fair value of mortgage loans receivable and derivative instruments				714		714
Changes in operating assets and liabilities
Decrease in inventory			(39,214)	(81,661)		(120,875)
Origination of mortgage loans				(182,659)		(182,659)
Sale of mortgage loans				233,891		233,891
Decrease in restricted cash			8,498			8,498
Decrease (increase) in receivables, prepaid expenses and other assets	8,712	(3,709)	(69,228)	63,393	8,769	7,937
Increase (decrease) in customer deposits			(1,183)	3,460		2,277
(Decrease) increase in accounts payable and accrued expenses	(608)	2,902	(41,317)	(207)	243	(38,987)
Decrease in income taxes payable	(20,082)					(20,082)

Net cash (used in) provided by operating activities	(3,160)	—	(134,068)	60,040	—	(77,188)

Cash flow from investing activities:
Purchase of property and equipment			(1,189)	(3,092)		(4,281)
Purchase of marketable securities			(119,238)			(119,238)
Sale of marketable securities			102,500			102,500
Return of investments from unconsolidated entities			6,305			6,305

Net cash used in investing activities			(11,622)	(3,092)		(14,714)

Cash flow from financing activities:
Proceeds from loans payable				266,035		266,035
Principal payments of loans payable			(6,794)	(322,960)		(329,754)
Proceeds from stock-based benefit plans	3,323					3,323
Purchase of treasury stock	(163)					(163)

Net cash (used in) provided by financing activities	3,160		(6,794)	(56,925)		(60,559)

Net (decrease) increase in cash and cash equivalents	—	—	(152,484)	23	—	(152,461)
Cash and cash equivalents, beginning of period	—	—	930,387	108,673	—	1,039,060

Cash and cash equivalents, end of period	—	—	777,903	108,696	—	886,599

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011. It also should be read in conjunction with the disclosure under “Statement on Forward-Looking Information” in this report.

Unless otherwise stated, net contracts signed represents a number or value equal to the gross number or value of contracts signed during the relevant period, less the number or value of contracts cancelled during the relevant period, which includes contracts that were signed during the relevant period and in prior periods.

OVERVIEW

Financial Highlights

In the three-month period ended January 31, 2012, we recognized $322.0 million of revenues and reported a net loss of $2.8 million and a pre-tax loss of $6.4 million, as compared to $334.1 million of revenues, net income of $3.4 million and a pre-tax loss of $17.0 million in the three-month period ended January 31, 2011. Fiscal 2012 first quarter pre-tax loss included $8.1 million of inventory impairments and write-offs. Fiscal 2011 first quarter pre-tax loss included $5.1 million of inventory impairments and write-offs and a $20.0 million impairment charge related to our investments in unconsolidated entities. During the fiscal 2012 period we recognized an income tax benefit of $3.6 million, as compared to an income tax benefit of $20.5 million in the fiscal 2011 period.

Our Challenging Business Environment and Current Outlook

The ongoing downturn in the U.S. housing market, which began in the fourth quarter of our fiscal 2005, has been the longest and most severe since the Great Depression. The value of our net contracts signed in fiscal 2011 was $1.60 billion, a decline of 78% from the $7.15 billion of net contracts signed in fiscal 2005. The downturn, which we believe started with a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale, has been exacerbated by, among other things, a decline in the overall economy, increased unemployment, the increased number of vacant homes, fear of job loss, a decline in home prices and the resulting reduction in home equity, the large number of homes that are or will be available due to foreclosures, the inability of some of our home buyers or some prospective buyers of their homes to sell their current home, and the direct and indirect impact of tightened availability of mortgage loans.

We continue to believe that many of our markets and housing in general have reached bottom; however, we expect that there may be more periods of volatility in the future. We also believe that our target customers generally have remained employed during this downturn, but that many have deferred their home buying decisions because of concerns over the direction of the economy and media headlines suggesting that home prices continue to decline. We continue to believe that, once the economy and consumer confidence improve and the unemployment rate declines, pent-up demand will be released and, gradually, more buyers will enter the market. We continue to believe that the key to a full recovery in our business depends on these factors as well as a sustained stabilization of financial markets and home prices.

We also believe that the medium and long-term futures for us and the homebuilding industry are bright. A 2011 Harvard University study projects that under both low- and high- growth scenarios, housing demand in the 2010-2020 period should exceed that of the previous three decades. In many markets, the pipeline of approved and improved home sites has dwindled as builders and developers have lacked both the capital and the economic benefit for bringing sites through approvals. Therefore, we believe when demand picks up, builders and developers with approved land in well-located markets will be poised to benefit. We believe that this will be particularly true for us because our land portfolio is heavily weighted in the metro-Washington, DC to metro-Boston corridor where land is scarce, approvals are more difficult to obtain and overbuilding has been relatively less prevalent than in the Southeast and Western regions.

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

Although, historically, our first fiscal quarter is the most challenging time to gauge sentiment among home buyers, in general, the market feels healthier to us than it did in the comparable period of fiscal 2011. The urban metro-New York City market remains very strong. We are also encouraged by the continued health of the Washington, DC-to-Boston corridor, along with Houston, Dallas, Raleigh, and more recently Southern California, including metro-San Diego. We are also seeing some recovery on the east coast of Florida, in the Detroit suburbs and metro Phoenix.

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

Land Acquisition and Development

Because of the length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and deliver a home after a home buyer signs an agreement of sale, we are subject to many risks. In certain cases, we attempt to reduce some of these risks by utilizing one or more of the following methods: controlling land for future development through options (also referred to herein as “land purchase contracts” or “option and purchase agreements”), thus allowing the necessary governmental approvals to be obtained before acquiring title to the land; generally commencing construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from the buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis. Our risk reduction strategy of generally not commencing the construction of a detached home until we have an agreement of sale with a buyer was effective prior to this current downturn in the housing market, but, due to the number of cancellations of agreements of sale that we had during fiscal 2007, 2008 and 2009, many of which were for homes on which we had commenced construction, the number of homes under construction in detached single-family communities for which we did not have an agreement of sale increased. With our contract cancellation rates returning to more normal levels in fiscal 2010 through the end of the current fiscal quarter, and the sale of these units which we had under construction related to the cancellations, we have reduced the number of unsold units to more historical levels. In addition, over the past several years, the number of our attached-home communities has grown, resulting in an increase in the number of unsold units under construction.

In response to the decline in market conditions over the past several years, we have re-evaluated and renegotiated or cancelled many of our land purchase contracts. In addition, we have sold, and may continue to sell, certain parcels of land that we have identified as non-strategic. As a result, we reduced our land position from a high of approximately 91,200 home sites at April 30, 2006 to approximately 39,700 home sites at January 31, 2012. We continue to position ourselves for the anticipated recovery through the opportunistic and, we believe, prudent purchase of land and the continued growth of our community count. Based on our belief that the housing market has bottomed, the increased attractiveness of land available for purchase and the revival of demand in certain areas, we have begun to increase our land positions. During fiscal 2011, we acquired control of approximately 5,300 home sites (net of options terminated) and in the three-month period ended January 31, 2012, 2,800 home sites (net of options terminated) including approximately 1,500 home sites that were acquired in the CamWest asset purchase. Of the 39,700 home sites controlled at January 31, 2012, we owned approximately 32,400. Of these 32,400 home sites, significant improvements were completed on approximately 12,200 of them. At January 31, 2012 and 2011, we were selling from 228 and 200 communities, respectively. At October 31, 2011, we were selling from 215 communities, compared to 195 communities at October 31, 2010. Our November 2011 acquisition of CamWest assets increased our selling community count by 15.

We expect to be selling from 235 to 255 communities at October 31, 2012. At January 31, 2012, we had 50 communities that were temporarily closed due to market conditions and 48 communities that we had acquired the land for but have temporarily decided not to open. We expect to reopen 4 communities by November 1, 2012.

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

While the range of mortgage products available to a potential home buyer is not what it was in 2005 – 2007, we have seen improvements over the past year. Indications from industry participants, including commercial banks, mortgage banks, mortgage REITS and mortgage insurance companies are that availability, parameters and pricing of jumbo loans are all improving. We believe that improvement should not only enhance financing alternatives for existing jumbo buyers, but should help to offset the reduction in Fannie Mae/Freddie Mac-eligible loan amounts in some markets. Based on the mortgages provided by our mortgage subsidiary during the past 15 months, we do not expect the change in the Fannie Mae/Freddie Mac-eligible loan amounts to have a significant impact on our business.

There has been significant media attention given to mortgage put-backs, a practice by which a buyer of a mortgage loan tries to recoup losses from the loan originator. We do not believe this is a material issue for our mortgage subsidiary. Of the approximately 14,300 loans sold by our mortgage subsidiary since November 1, 2004, only 26 have been the subject of either actual indemnification payments or take-backs or contingent liability loss provisions related thereto. We believe that this is due to (i) our typical home buyer’s financial position and sophistication, (ii) on average, our home buyers who use mortgage financing to purchase a home pay approximately 30% of the purchase price in cash, (iii) our general practice of not originating certain loan types such as option adjustable rate mortgages and down payment assistance products, and our origination of very few sub-prime, high loan-to-value and no documentation loans and (iv) our elimination of “early payment default” provisions from each of our agreements with our mortgage investors several years ago.

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

Gibraltar

We continue to look for other distressed real estate opportunities through Gibraltar. Gibraltar continues to selectively review a steady flow of new opportunities, including FDIC and bank portfolios and other distressed real estate investments. In December 2011, Gibraltar acquired three portfolios of non-performing loans consisting of 11 loans with an unpaid principal balance of approximately $51.4 million. The portfolio included non-performing loans secured by commercial land and buildings in various stages of completion. The portfolios that Gibraltar previously acquired were primarily residential acquisition, development, and construction loans secured by properties in various stages of completion.

At January 31, 2012, Gibraltar had direct investments in loan portfolios, real estate owned and a participation in a loan portfolio of approximately $96.8 million and an investment in a structured asset joint venture of $34.2 million. At January 31, 2012, Gibraltar directly, through a loan participation and through a joint venture, controlled 338 loans and properties with a net unpaid principal or estimated fair value of approximately $668.3 million.

During the three-month periods ended January 31, 2012 and 2011, we recognized net income of $1.7 million and $0.2 million from the Gibraltar operations, respectively.

CONTRACTS AND BACKLOG

The aggregate value of gross sales contracts signed increased 44.3% in the three-month period ended January 31, 2012, as compared to the three-month period ended January 31, 2011. The value of gross sales contracts signed was $470.3 million (695 homes) and $325.9 million (581 homes) in the three-month period ended January 31, 2012 and 2011, respectively. The increase in the aggregate value of gross contracts signed in the three-month period ended January 31, 2012, as compared to the comparable period of fiscal 2011, was the result of a 19.6% increase in the number of gross contracts signed, and a 20.6% increase in the average value of each contract signed. The increase in the number of gross contracts signed was primarily due to increased demand and the increase in the number of selling communities in the fiscal 2012 period, as compared to the fiscal 2011 period. Approximately 70% of the increase in the average value of each contract signed was due to the sales contracts signed at one of our luxury high-rise developments in the metro-New York market which averaged approximately $4.1 million each.

The aggregate value of net contracts signed increased 44.8% in the three-month period ended January 31, 2012, as compared to the three-month period ended January 31, 2011. The value of net contracts signed was $444.7 million (652 homes) in the fiscal 2012 period and $307.2 million (548 homes) in the fiscal 2011 period. The increase in the fiscal 2012 period, as compared to the fiscal 2011 period, was the result of a 21.7% increase in the average price of each contract signed and a 19.0% increase in the number of net contracts signed. Excluding the sales contracts signed in the high-rise development discussed above, the average price of net contracts signed in the fiscal 2012 period increased 6% over the average price of net contracts signed in the fiscal 2011 period.

In the three-month period ended January 31, 2012, home buyers cancelled $25.6 million (43 homes) of signed contracts, representing 5.4% of the gross value of contracts signed and 6.2% of the gross number of contracts signed. In the three-month period ended January 31, 2011, home buyers cancelled $18.7 million (33 homes) of signed contracts, representing 5.7% of the gross value of contracts signed and 5.7% of the gross number of contracts signed. The average value of the contracts cancelled in the three-month period of fiscal 2012 increased approximately 5.0%, as compared to the three-month period of fiscal 2011.

Backlog consists of homes under contract but not yet delivered to our home buyers. The value of our backlog at January 31, 2012 of $1.12 billion (1,784 homes) increased 35.4%, as compared to our backlog at January 31, 2011 of $825.2 million (1,472 homes). Our backlog at October 31, 2011 and 2010 was $981.1 million (1,667 homes) and $852.1 million (1,494 homes), respectively. The value of backlog at January 31, 2012, as compared to the backlog at October 31, 2011, increased approximately $136.4 million. This increase was attributable to the value of net contracts signed in the three-month period ended January 31, 2012 exceeding the value of the homes delivered in the same period. The value of backlog at January 31, 2011, as compared to the backlog at October 31, 2010, decreased approximately $26.9 million. This decrease was attributable to the value of homes delivered in the three-month period ended January 31, 2011 exceeding the value of net contracts signed in the same period.

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

In the three-month periods ended January 31, 2012 and 2011, we recognized impairment charges of $6.4 million and $5.5 million, respectively. In the three-month period ended January 31, 2012, we wrote-off costs of $1.7 million that we do not believe to be recoverable; in the comparable period of fiscal 2011, we recovered $0.4 million of previously written-off costs.

The table below provides, for the periods indicated, the number of operating communities that we tested for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and, as of the end of the period indicated, the fair value of those communities, net of impairment charges ($ amounts in millions).

	September 30,	September 30,	September 30,	September 30,
		Impaired operating communities
			Fair value of
			communities,
	Number of		net of
	communities	Number of	impairment	Impairment
	tested	communities	charges	charges
Three months ended:
Fiscal 2012:
January 31	113	8	$49,758	$6,425

Fiscal 2011:
January 31	143	6	$56,105	$5,475
April 30	142	9	$40,765	10,725
July 31	129	2	$867	175
October 31	114	3	$3,367	710

				$17,085

Variable Interest Entities: We have a significant number of land purchase contracts and several investments in unconsolidated entities which we evaluate in accordance with ASC 810, “Consolidation” (“ASC 810”). We analyze our land purchase contracts and the unconsolidated entities in which we have an investment to determine whether the land sellers and unconsolidated entities are variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary. If we are determined to be the primary beneficiary of the VIE, we must consolidate it. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. At January 31, 2012, the Company had determined that 57 land purchase contracts, with an aggregate purchase price of $437.9 million, on which we had made aggregate deposits totaling $25.5 million, were VIEs, and that we were not the primary beneficiary of any VIE related to these land purchase contracts.

OFF-BALANCE SHEET ARRANGEMENTS

We have investments in and advances to various unconsolidated entities. At January 31, 2012, we had investments in and advances to these entities, net of impairment charges recognized, of $193.6 million, and were committed to invest or advance $49.3 million to these entities if they require additional funding.

The trends, uncertainties or other factors that have negatively impacted our business and the industry in general have also impacted the unconsolidated entities in which we have investments. We review each of our investments on a quarterly basis for indicators of impairment. A series of operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of our investment in the unconsolidated entity has occurred. If a loss exists, we further review to determine if the loss is other than temporary, in which case we write down the investment to its fair value. The evaluation of our investment in unconsolidated entities entails a detailed cash flow analysis using many estimates including but not limited to expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, market conditions and anticipated cash receipts, in order to determine projected future distributions. Each of the unconsolidated entities evaluates its inventory in a similar manner as we do. See “Critical Accounting Policies – Inventory” in this MD&A for more detailed disclosure on our evaluation of inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, our proportionate share is reflected in (loss) income from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities. During the three-months ended January 31, 2012, based upon our evaluation of the fair value of our investments in unconsolidated entities, we determined that there were no impairments of our investments in these joint ventures. During the three-months ended January 31, 2011, based upon our evaluation of the fair value of our investments in unconsolidated entities, we determined that there was an impairment to our investment in a development joint venture. See Note 4 – “Investments and Advances to Unconsolidated Entities – Development Joint Ventures” in the Condensed Consolidated Financial Statements for more information concerning this impairment.

On October 27, 2011, a bankruptcy court issued an order confirming a plan of reorganization for South Edge, LLC (“South Edge”), a Nevada land development joint venture which was the subject of an involuntary bankruptcy petition filed in December, 2010. Pursuant to the plan of reorganization, South Edge settled litigation regarding a loan made by a syndicate of lenders to South Edge having a principal balance of $327.9 million, for which we had executed certain completion guarantees and conditional repayment guarantees. In November 2011, we made a payment of $57.6 million as our share of the settlement. We believe we have made adequate provision at January 31, 2012 for any remaining exposure to lenders which are not parties to the agreement. Our carrying value of our investment in the successor joint venture to South Edge is carried at nominal value. See Note 4 – “Investments and Advances to Unconsolidated Entities – Development Joint Ventures” in the Condensed Consolidated Financial Statements for more information concerning this venture.

In December 2011, we entered into a joint venture to develop a high-rise luxury for-sale/rental project in the metro-New York market. We invested $76.7 million and were committed to make additional contributions of $37.5 million. Under the terms of the agreement, upon completion of the construction of the building, we will acquire ownership of the top eighteen floors of the building to sell, for our own account, luxury condominium units and our partner will receive ownership of the lower floors containing residential, for lease units and retail space.

Under the Securities and Exchange Commission Regulation S-X, TMF Kent Partners, LLC (“TMF”) and KTL 303 LLC (“KTL”) are deemed significant joint ventures. TMF was formed to acquire land and construct two luxury condominium buildings comprising a total of 450 residential units and a parking garage, located in Brooklyn, New York (the “Property”). Building 1, comprised of 180 units, was completed in fiscal 2008 and was substantially settled out as of October 31, 2010. TMF began construction of Building 2, comprised of 270 units, in fiscal 2008 and commenced settlement of units in October 2010. As of January 31, 2012, 216 units in Building 2 have been settled. TMF expects to be substantially settled out by October 31, 2012. We have a 50% ownership interest in TMF.

KTL was formed to develop, finance, construct and market a 14 story luxury condominium building, comprised of 128 residential units and approximately 14,500 square feet of commercial space, located in Manhattan, New York. KTL began construction of the building in fiscal 2008 and commenced settling units in fiscal 2010. As of January 31, 2012, KTL had one unit left to settle. KTL expects to be settled out by October 31, 2012. We have a 50% ownership interest in KTL.

Our investments in these entities are accounted for using the equity method.

RESULTS OF OPERATIONS

The following table sets forth, for the three-month periods ended January 31, 2012 and 2011, a comparison of certain statement of operations items ($ in millions):

	September 30,	September 30,	September 30,	September 30,
	Three months ended January 31,
	2012		2011
	$	%*	$	%*
Revenues	322.0		334.1

Cost of revenues	271.6	84.4	282.0	84.4
Selling, general and administrative	69.6	21.6	61.3	18.3
Interest expense			1.1	0.3

	341.2	106.0	344.3	103.1

Loss from operations	(19.3)	(6.0)	(10.2)	(3.1)
Other
Income (loss) from unconsolidated entities	6.7		(11.0)
Interest and other	6.2		4.2

Loss before income tax benefit	(6.4)		(17.0)
Income tax benefit	(3.6)		(20.5)

Net loss	(2.8)		3.4

* Percent of revenues

Note:	Due to rounding, amounts may not add.

REVENUES AND COST OF REVENUES

Revenues for the three months ended January 31, 2012 were lower than those for the comparable period of fiscal 2011 by approximately $12.2 million, or 3.6%. This decrease was attributable to a 2.6% decrease in the average price of the homes delivered in the fiscal 2012 period as compared to the fiscal 2011 period and an 1.1% decrease in the number of homes delivered in the fiscal 2012 period, as compared to the fiscal 2011 period.

Cost of revenues as a percentage of revenues was 84.4% in the three-month periods ended January 31, 2012 and 2011. In the three-month periods ended January 31, 2012 and 2011, we recognized inventory impairment charges and write-offs of $8.1 million and $5.1 million, respectively. Cost of revenues as a percentage of revenues, excluding impairments, was 81.8% of revenues in the three-month period ended January 31, 2012, as compared to 82.9% in the fiscal 2011 period. The decrease in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in the fiscal 2012 period, as compared to the comparable period of fiscal 2011, was due primarily to lower costs on the homes delivered in the fiscal 2012 period than those delivered in the fiscal 2011 period and lower interest cost in the fiscal 2012 period as compared to the fiscal 2011 period. The lower costs were due to the delivery of fewer quick-delivery homes in the fiscal 2012 period, as compared to the fiscal 2011 period, as our supply of quick-delivery homes has dwindled and from the continued benefits realized from cost savings of our new centralized purchasing initiatives, offset, in part, by the impact of purchase accounting on the homes closed from our acquisition of CamWest in November 2011. In the three-month periods ended January 31, 2012 and 2011, interest cost as a percentage of revenues was 5.1% and 5.4%, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

SG&A increased by $8.4 million in the three-month period ended January 31, 2012, as compared to the three-month period ended January 31, 2011. The fiscal 2011 period SG&A was reduced due to approximately $6.0 million related to an insurance recovery and the reversal of accruals no longer needed due to changes in estimates. Excluding the aforementioned $6.0 million, SG&A, as a percentage of revenues, was 21.6% in the three-month period ended January 31, 2012, as compared to 16.5% in the fiscal 2011 period. The increase in SG&A, as a percentage of revenues, was due primarily to increased compensation costs and increased sales and marketing costs. The increased compensation costs and increased sales and marketing costs were due primarily to the increased number of communities we had open in the fiscal 2012 period, as compared to the fiscal 2011 period.

INTEREST EXPENSE

Interest incurred on average homebuilding indebtedness in excess of average qualified inventory is charged directly to the statement of operations in the period incurred. Interest expensed directly to the statement of operations in the three-month period ended January 31, 2011 was $1.1 million. Due to the increase in qualified inventory and the capitalization of all interest incurred on our homebuilding indebtedness, we did not have any directly expensed interest in three-month period ended January 31, 2012.

INCOME (LOSS) FROM UNCONSOLIDATED ENTITIES

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

In the three-month period ended January 31, 2012, we recognized $6.7 million of income from unconsolidated entities, as compared to an $11.0 million loss from unconsolidated entities in the fiscal 2011 period. The loss in the fiscal 2011 period included a $20.0 million impairment charge that we recognized on our investments in unconsolidated entities. No impairment charge was recognized in the fiscal 2012 period. See “Off-Balance Sheet Arrangements” in this MD&A for information related to this impairment charge. Excluding the $20.0 million impairment charge recognized in the fiscal 2011 period, income from unconsolidated entities decreased in the fiscal 2012 period by $2.3 million, as compared to the fiscal 2011 period. The decrease in income was due principally to lower income generated from our condominium joint ventures, primarily due to the delivery of fewer units in the fiscal 2012 period than in the 2011 period, and a loss realized from our structured asset joint venture, offset, in part, by higher income generated in the fiscal 2012 period, as compared to fiscal 2011 period, from our development joint ventures.

INTEREST AND OTHER INCOME

For the three months ended January 31, 2012 and 2011, interest and other income was $6.2 million and $4.2 million, respectively. The increase in interest and other income in the three-month period ended January 31, 2012, as compared to the fiscal 2011 period, was primarily due to a $2.7 million increase in income from our ancillary businesses in the fiscal 2012 period, as compared to the fiscal 2011 period, offset, in part, by a $1.0 million decrease in the gains on land sales in the fiscal 2012 period, as compared to the fiscal 2011 period.

LOSS BEFORE INCOME TAX BENEFIT

For the three-month period ended January 31, 2012, we reported a loss before income tax benefit of $6.4 million, as compared to a loss before income tax benefit of $17.0 million in the three-month period ended January 31, 2011.

INCOME TAX BENEFIT

We recognized a $3.6 million tax benefit in the three-month period ended January 31, 2012. Based upon the federal statutory rate of 35%, our tax benefit would have been $2.2 million. The difference between the tax benefit recognized and the tax benefit based on the federal statutory rate was due primarily to the reversal of $5.3 million of previously accrued taxes on uncertain tax positions (net of federal tax provision), offset, in part, by $2.0 million of accrued interest and penalties (net of federal tax provision) and a $1.5 million increase in our provision for uncertain tax positions.

We recognized a $20.5 million tax benefit in the first quarter of fiscal 2011 due primarily to the reversal of $18.0 million of previously accrued taxes on uncertain tax positions that were resolved during the period, and the reversal of $2.3 million of state tax liabilities (net of federal tax provision) due to the settlement of a state income tax audit at a lower amount than provided.

CAPITAL RESOURCES AND LIQUIDITY

Funding for our business has been provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings and the public debt and equity markets. At January 31, 2012, we had $575.7 million of cash and cash equivalents and $143.7 million of marketable securities. At October 31, 2011, we had $906.3 million of cash and cash equivalents and $233.6 million of marketable securities. Cash used in operating activities during the three-month period ended January 31, 2012 was $161.9 million. Cash used in operating activities during the fiscal 2012 period was primarily used to fund the purchase of inventory, reduce accounts payable and accrued liabilities, including the payment of $57.6 million to fund the litigation settlement related to South Edge, and to replace letters of credit with cash deposits, offset, in part, by the sale of mortgage loans, net of mortgage originations. In the three-month period ended January 31, 2012, cash used in our investing activities was $139.2 million, net of $88.2 million of sales and redemptions of marketable securities and $19.0 million of cash received as returns on our investments in unconsolidated entities and in non-performing loan portfolios and foreclosed real estate. The gross cash used in investing activities of $246.4 million included $144.7 million for the acquisition of the assets of CamWest, $70.9 million to fund a new joint venture project in New York City and $26.4 for investments in a non-performing loan portfolio. We also used $29.5 million of cash in financing activities in the three-month period ended January 31, 2012, primarily for the repayment of $25.5 million of our mortgage company warehouse loan, net of new borrowings under it, and the repayment of other loans payable.

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

On February 7, 2012, we issued $300 million principal amount of 5.875% Senior Notes due 2022 (the “5.875% Senior Notes”) and received $296.2 million of net proceeds from the issuance of the 5.875% Senior Notes.

On March 5, 2012, we issued an additional $119.9 million principal of our 5.875% Senior Notes due 2022 in exchange for $80.7 million principal amount of our 6.875% Senior Notes due 2012 and for $36.9 million principal amount of our 5.95% Senior Notes due 2013. We expect to recognize a charge of approximately $1.1 million in the quarter ending April 30, 2012 representing the aggregate costs associated with the exchange of both series of notes.

At January 31, 2012, the aggregate purchase price of land parcels under option and purchase agreements was approximately $664.0 million. Of the $664.0 million of land purchase commitments, we had paid or deposited $32.2 million, we will receive a credit for amounts previously contributed to unconsolidated entities of $75.6 million, and, if we acquire all of these land parcels, we will be required to pay $556.2 million. The purchases of these land parcels are scheduled over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.

In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own approximately 32,400 home sites at January 31, 2012, we do not need to buy home sites immediately to replace those which we deliver. In addition, we generally do not begin construction of our single-family detached homes until we have a signed contract with the home buyer, although in the past several years, due to the high cancellation rate of customer contracts and the increase in the number of attached-home communities from which we were operating (all of the units of which are generally not sold prior to the commencement of construction), the number of speculative homes in our inventory increased significantly. Should our business decline from present levels, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes and not incur additional costs to improve land we already own and as we sell and deliver the speculative homes that are currently in inventory, all of which should result in additional cash flow from operations. In addition, we might curtail our acquisition of additional land which would further reduce our inventory levels and cash needs. We have begun to see land being offered at prices that we believe are attractive based on current market conditions and have entered into several contracts to acquire land in the last several months. During the three-month period ended January 31, 2012, we acquired control of approximately 2,800 lots (net of lot options terminated), including the approximately 1,245 home sites owned and 254 home sites controlled through land purchase agreements acquired in the CamWest asset acquisition. At January 31, 2012, we owned or controlled through options approximately 39,700 home sites, as compared to approximately 37,500 at October 31, 2011, 35,700 at January 31, 2011, and approximately 91,200 at April 30, 2006, our peak in terms of home sites owned or controlled through options. Of the 39,700 home sites owned or controlled through options at January 31, 2012, we owned approximately 32,400; significant improvements were completed on approximately 12,200 of them.

At January 31, 2012, we had $814.8 million available to us under our $885.0 million revolving credit facility with 12 banks, which matures in October 2014. At January 31, 2012, we had no outstanding borrowings under the new credit facility but had outstanding letters of credit of approximately $70.2 million. At January 31, 2012, interest would have been payable on borrowings under our credit facility at 2.75% (subject to adjustment based upon our debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. We are obligated to pay an undrawn commitment fee of 0.50% (subject to adjustment based upon our debt rating and leverage ratios) based on the average daily unused amount of the credit facility. Under the terms of the credit facility, we are not permitted to allow our maximum leverage ratio (as defined in the credit agreement) to exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of approximately $1.87 billion at January 31, 2012. At January 31, 2012, our leverage ratio was approximately 0.34 to 1.00, and our tangible net worth was approximately $2.56 billion. Based upon the minimum tangible net worth requirement at January 31, 2012, our ability to pay dividends was limited to an aggregate amount of approximately $683.1 million and our ability to repurchase our common stock was limited to an aggregate amount of approximately $988.7 million at January 31, 2012. In addition, at January 31, 2012, we had $13.0 million of letters of credit outstanding which were not part of our credit facility; these letters of credit were collateralized by $13.3 million of cash deposits.

We believe that we will be able to continue to fund our current operations and meet our contractual obligations through a combination of existing cash resources and other sources of credit. Due to the tight credit markets and the uncertainties that exist in the economy and for home builders in general, we cannot be certain that we will be able to replace existing financing or find sources of additional financing in the future; moreover, if we are able to replace all or some of such facilities, we may be subjected to more restrictive borrowing terms and conditions.

GEOGRAPHIC SEGMENTS

We operate in four geographic segments around the United States: the North, consisting of Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey and New York; the Mid-Atlantic, consisting of Delaware, Maryland, Pennsylvania and Virginia; the South, consisting of Florida, North Carolina, South Carolina, and Texas; and the West, consisting of Arizona, California, Colorado, Nevada and Washington.

The tables below summarize information related to revenues, gross contracts signed, contract cancellations and net contracts signed provided on units delivered by geographic segment for the three-month periods ended January 31, 2012 and 2011, and information related to backlog by geographic segment at January 31, 2012 and 2011 and October 31, 2011 and 2010.

	September 30,	September 30,	September 30,	September 30,
	Total number of contracts		Total value of contracts
	2012	2011	2012	2011
Revenues - Three months ended January 31:	Units	Units	(In millions)	(In millions)
North	137	149	$75.6	$82.5
Mid-Atlantic	179	179	100.8	103.8
South	135	115	76.5	61.9
West	113	127	69.1	85.9

	564	570	$322.0	$334.1

	September 30,	September 30,	September 30,	September 30,
	Total number of contracts		Total value of contracts
	2012	2011	2012	2011
Gross contracts signed - Three months ended January 31:	Units	Units	(In millions)	(In millions)
North	215	148	$185.8	$82.5
Mid-Atlantic	189	196	109.3	112.0
South	171	133	103.9	73.9
West	120	104	71.3	57.5

	695	581	$470.3	$325.9

	Total number of contracts		Total value of contracts
	2012	2011	2012	2011
Contracts cancellations - Three months ended January 31:	Units	Units	(In millions)	(In millions)
North	14	16	$7.3	$8.8
Mid-Atlantic	7	6	5.1	3.2
South	12	7	7.6	4.7
West	10	4	5.6	2.0

	43	33	$25.6	$18.7

	Total number of contracts		Total value of contracts
	2012	2011	2012	2011
Net contracts signed - Three months ended January 31:	Units	Units	(In millions)	(In millions)
North	201	132	$178.5	$73.7
Mid-Atlantic	182	190	104.2	108.8
South	159	126	96.3	69.2
West	110	100	65.7	55.5

	652	548	$444.7	$307.2

Contracts cancellations as a percentage of gross contracts	Total number of contracts		Total value of contracts
signed - Three months ended January 31:	2012	2011	2012	2011
North	6.5%	10.8%	3.9%	10.6%
Mid-Atlantic	3.7%	3.1%	4.7%	2.9%
South	7.0%	5.3%	7.3%	6.4%
West	8.3%	3.8%	7.8%	3.5%
Total	6.2%	5.7%	5.4%	5.7%

	Total number of contracts		Total value of contracts
	2012	2011	2012	2011
Backlog at January 31:	Units	Units	(In millions)	(In millions)
North	617	504	$410.3	$250.6
Mid-Atlantic	490	486	292.4	289.4
South	466	307	283.0	166.9
West	211	175	131.8	118.3

	1,784	1,472	$1,117.5	$825.2

	September 30,	September 30,	September 30,	September 30,
	Total number of contracts		Total value of contracts
	2011	2010	2011	2010
Backlog at October 31:	Units	Units	(In millions)	(In millions)
North	553	521	$307.4	$259.3
Mid-Atlantic	487	475	288.9	284.4
South	442	296	263.2	159.7
West	185	202	121.6	148.7

	1,667	1,494	$981.1	$852.1

Revenues and (Loss) Income Before Income Taxes:

The following table summarizes by geographic segment total revenues and (loss) income before income taxes for the three-month periods ended January 31, 2012 and 2011 (amounts in millions):

	September 30,	September 30,
	Three months ended January 31,
	2012	2011
Revenue:
North	$75.6	$82.5
Mid-Atlantic	100.8	103.8
South	76.5	61.9
West	69.1	85.9

Total	$322.0	$334.1

	September 30,	September 30,
	Three months ended January 31,
	2012	2011
(Loss) income before income taxes:
North	$1.2	$7.1
Mid-Atlantic	10.7	8.1
South	(2.1)	(1.4)
West	5.6	(15.2)
Corporate and other (a)	(21.8)	(15.6)

Total	$(6.4)	$(17.0)

(a)	Corporate and other is comprised principally of general corporate expenses such as the Offices of the Chief Executive Officer and President, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, directly expensed interest, interest income and income (loss) from our ancillary businesses.

North

Revenues in the three months ended January 31, 2012 were lower than those for the comparable period of fiscal 2011 by $6.9 million, or 8.4%. The decrease in revenues was attributable to a decrease in the number of homes delivered. The decrease in the number of homes delivered in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily due to a decrease in the number of settlements in the fiscal 2012 period in Connecticut, Illinois and Minnesota as the result of the lower backlog in communities located in these states at October 31, 2011, as compared to October 31, 2010, and a decrease, in the fiscal 2012 period, as compared to the fiscal 2011, in the number of settlements at several of our high-rise communities where unit availability had diminished, offset, in part, by an increase in the number of settlements in Massachusetts and New Jersey in the fiscal 2012 period, as compared to the fiscal 2011 period, primarily due to higher backlog in communities located in these states at October 31, 2011, as compared to October 31, 2010.

The value of net contracts signed in the three months ended January 31, 2012 was $178.5 million, a 142.0% increase from the $73.7 million of net contracts signed during the three months ended January 31, 2011. This increase was primarily due to a 52.3% increase in the number of net contracts signed and to a 59.0% increase in the average value of each net contract. The increase in the number of net contracts signed in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily due to the contracts signed, in the fiscal 2012 period, at three high-rise buildings located in the New York urban market, which opened for sale in the second half of fiscal 2011.

The increase in the average sales price of net contracts signed in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily attributable to sales at the Touraine, a high-rise building located in the New York urban markets that opened for sale in the fourth quarter of fiscal 2011. In the three-month period ended January 31, 2012, the Touraine signed 16 contracts with an average sales value of approximately $4.1 million each.

For the three months ended January 31, 2012 and 2011, we reported income before income taxes of $1.2 million and $7.1 million, respectively. The decrease in income in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily attributable to a decrease in income from unconsolidated entities from $8.2 million in the fiscal 2012 period to $4.6 million in the fiscal 2011 period and an increase in impairment charges in the fiscal 2012 period, as compared to the fiscal 2011 period. The $3.6 million decrease in income from unconsolidated entities in the fiscal 2012 period was due principally to a decrease in income generated from two of our high-rise construction joint ventures where unit availability has diminished since the fiscal 2011 period. In the three months ended January 31, 2012 and 2011, we recognized inventory impairment charges of $2.3 million and $1.4 million, respectively.

Mid-Atlantic

For the three months ended January 31, 2012, revenues were lower than those for the three months ended January 31, 2011 by $3.0 million, or 2.9%, primarily due to a decrease in the average sales price of the homes delivered. The decrease in the average price of the homes delivered in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily related to a shift in the number of homes delivered to less expensive products and/or locations.

The value of net contracts signed during the three-month period ended January 31, 2011 decreased by $4.5 million, or 4.2%, from the three-month period ended January 31, 2011. The decrease was primarily due to a decrease in the number of net contracts signed from 190 in the fiscal 2011 period to 182 in the fiscal 2012 period. The decrease in the number of net contracts signed was due primarily to the fiscal 2011 period being a stronger sales quarter in this region in which net contracts signed increased 18% as compared to the three months ended January 31, 2010.

We reported income before income taxes for three-month periods ended January 31, 2012 and 2011 of $10.7 million and $8.1 million, respectively. The increase in the income before income taxes was primarily due to lower cost of revenues as a percentage of revenues in the fiscal 2012 period, as compared to the fiscal 2011 period. The decrease in the cost of revenues as a percentage of revenues was primarily due to lower home construction costs on the homes delivered in the fiscal 2012 period as compared to those delivered in the fiscal 2011 period. The lower costs were due to the continued benefits realized from cost savings of our new centralized purchasing initiatives and the delivery of fewer quick-delivery homes in the fiscal 2012 period, as compared to the fiscal 2011 period, as our supply of such homes had dwindled. Generally, we give higher sales incentives on quick-delivery homes than our to be built homes.

South

Revenues in the three months ended January 31, 2012 were higher than those in the comparable period of fiscal 2011 by $14.6 million, or 23.5%. This increase was attributable to a 17.4% increase in the number of homes delivered and a 5.2% increase in the average price of the homes delivered. The increase in the number of homes delivered in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily due to a higher backlog at October 31, 2011, as compared to October 31, 2010, which was the result of an increase in the number of selling communities in fiscal 2011 as compared to fiscal 2010. The increase in the average price of the homes delivered in the three-month period ended January 31, 2012, as compared to the three-month period ended January 31, 2011, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2012 period, as compared to the fiscal 2011 period.

For the three months ended January 31, 2012, the value of net contracts signed increased by $27.1 million, or 39.2%, as compared to the fiscal 2011 period. The increase was attributable to increases of 26.2% and 10.3% in the number and average value of net contracts signed, respectively. The increase in the number of net contracts signed in the three-month period ended January 31, 2012, as compared to the three-month period ended January 31, 2011, was primarily due to an increase in the number of net contracts signed in Florida as the result of increased demand and an increase in the number of selling communities in the fiscal 2012 period as compared to the fiscal 2011 period, offset, in part, by a decrease in the number of net contracts signed in Texas. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2012 period, as compared to the fiscal 2011 period.

For the three months ended January 31, 2012 and 2011, we reported losses before income taxes of $2.1 million and $1.4 million, respectively. The increase in the loss before income taxes was primarily due to an increase in inventory impairment charges and write-offs in the 2012 period, as compared to the fiscal 2011 period, partially offset by lower costs on homes delivered in the fiscal 2012 period as compared to the fiscal 2011 period and higher earnings from the increased amount of revenues in the fiscal 2012 period, as compared to the fiscal 2011 period. In the three-month periods ended January 31, 2012 and 2011, we recognized inventory impairment charges and write-offs of $5.6 million and $0.3 million, respectively. Cost of revenues as a percentage of revenues, excluding impairments, was 82.1% of revenues in the three-month period ended January 31, 2012, as compared to 85.5% in the fiscal 2011 period. The decrease in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in the fiscal 2012 period, as compared to the fiscal 2011 period, was due primarily to lower costs on the homes delivered in the fiscal 2012 period than those delivered in the fiscal 2011 period. The lower costs were due to the delivery of fewer quick-delivery homes in the fiscal 2012 period, as compared to the fiscal 2011 period, as our supply of such homes has dwindled, and to reduced sales incentives in general on the homes delivered in fiscal 2012, as compared to fiscal 2011. Generally, we give higher sales incentives on quick-delivery homes than on our to be built homes. In addition, reduced costs were realized in fiscal 2012 because fewer homes were delivered from certain higher cost communities in the fiscal 2012 period, as compared to the fiscal 2011 period, as these communities closed out.

West

Revenues in the three-month period ended January 31, 2012 were lower than those in the three-month period ended January 31, 2011 by $16.8 million, or 19.6%. The decrease in revenues was attributable to an 11.0% decrease in the number of homes delivered and a 9.6% decrease in the average sales price of the homes delivered. The decrease in the number of homes delivered in the fiscal 2012 period, as compared to fiscal 2011, was primarily due to a decrease in the number of homes delivered in California as the result of lower backlog of homes at October 31, 2011, as compared to October 31, 2010, offset, in part, by the delivery of 23 homes in Washington from CamWest. The decrease in the average price of the homes delivered was primarily due to a shift in the number of homes delivered to less expensive products and/or locations, primarily in Arizona and Washington, in the fiscal 2012 period, as compared to the fiscal 2011 period.

The value of net contracts signed during the three months ended January 31, 2012 increased $10.2 million, or 18.4%, as compared to the fiscal 2011 period. This increase was due to a 10.0% increase in the number of net contracts signed and a 7.6% increase in the average value of each net contract signed. The increase in the number of net contracts signed was due to an increase in the number of selling communities in the fiscal 2012 period, as compared to the fiscal 2011 period. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2012 period, as compared to the fiscal 2011 period.

We reported income before income taxes for the three-month period ended January 31, 2012 of $5.6 million as compared to a loss before income taxes of $15.2 million for the three-month period ended January 31, 2011. The increase in income before income taxes was primarily due to a $20.0 million impairment charge that we recognized on our South Edge investment in the fiscal 2011 period and a $3.2 million decrease in inventory impairment charges and write-offs in the fiscal 2012 period, as compared to the fiscal 2011 period, offset, in part, by higher cost of revenues, excluding inventory impairment charges, as a percentage of revenues, in the fiscal 2012 period, as compared to the fiscal 2011 period. In the three-month periods ended January 31, 2012 and 2011, we recognized inventory impairment charges and write-offs of $0.1 million and $3.3 million, respectively. Cost of revenues as a percentage of revenues, excluding impairments, was 82.2% of revenues in the three-month period ended January 31, 2012, as compared to 80.5% in the fiscal 2011 period. The increase in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily due to the impact of purchase accounting on the homes delivered in the fiscal 2012 period from our acquisition of CamWest.

Other

For the three months ended January 31, 2012 and 2011, other loss before income taxes was $21.8 million and $15.6 million, respectively. The increase in the loss was primarily due to higher unallocated SG&A of $7.5 million and a $1.1 million decrease in income from an unconsolidated entity, in the fiscal 2012 period, as compared to the fiscal 2011 period, offset, in part, by a $2.7 million increase in income from our ancillary business in the fiscal 2012 period, as compared to the fiscal 2011 period. The increase in unallocated SG&A in the three months ended January 31, 2012, as compared to the three months ended January 31, 2011, was primarily due to an insurance claim recovery and the reversal of previously accrued costs due to changes in accounting estimates in the three months ended January 31, 2011.

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

The table below sets forth, at January 31, 2012, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):

	September 30,	September 30,	September 30,	September 30,
	Fixed-rate debt		Variable-rate debt
		Weighted-		Weighted-
Fiscal year of		average		average
maturity	Amount	interest rate	Amount	interest rate
2012	$23,597	3.47%	$32,014	3.48%
2013	292,524	6.31%	150	0.27%
2014	274,058	4.93%	150	0.27%
2015	301,718	5.15%	150	0.27%
2016	1,808	5.83%	150	0.27%
Thereafter	686,250	7.95%	11,945	0.18%
Discount	(7,929)

Total	$1,572,026	6.52%	$44,559	2.56%

Fair value at January 31, 2012	$1,709,911		$44,559

Based upon the amount of variable-rate debt outstanding at January 31, 2012, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $0.45 million per year.

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

There has not been any change in internal control over financial reporting during our quarter ended January 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 4, 2009, a second shareholder derivative action was brought by Oliverio Martinez in the U.S. District Court for the Eastern District of Pennsylvania. The case was brought against the eleven then-current members of our board of directors and the Company’s Chief Accounting Officer. This complaint alleges breaches of fiduciary duty, waste of corporate assets, and unjust enrichment during the period from February 2005 to November 2006. The complaint further alleges that certain of the defendants sold our stock during this period while in possession of allegedly non-public, material information and plaintiff seeks disgorgement of profits from these sales. The complaint also asserts a claim for equitable indemnity for costs and expenses incurred by us in connection with defending a now-settled related class action lawsuit.

On April 1, 2009, a third shareholder derivative action was filed by William Hall, also in the U.S. District Court for the Eastern District of Pennsylvania, against the eleven then-current members of our board of directors and the Company’s Chief Accounting Officer. This complaint is identical to the previous shareholder complaint filed in Philadelphia and, on July 14, 2009, the two cases were consolidated. On April 30, 2010, the plaintiffs filed an amended consolidated complaint.

The Company’s Certificate of Incorporation and Bylaws provide for indemnification of our directors and officers. We have also entered into individual indemnification agreements with each of our directors.

We believe the disposition of these matters will not have a material adverse effect on our results of operations and liquidity or on our financial condition.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors as previously disclosed in our Form 10-K for the fiscal year ended October 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2012, we repurchased the following shares of our common stock:

	September 30,	September 30,	September 30,	September 30,
			Total number	Maximum
		Average	of shares	number of shares
	Total number	price	purchased as part of	that may yet be
	of shares	paid per	publicly announced	purchased under the
Period	purchased (a)(b)	share	plans or programs (c)	plans or programs (c)
	(in thousands)		(in thousands)	(in thousands)
November 1, 2011 to November 30, 2011	1	$18.85	1	8,785
December 1, 2011 to December 31, 2011	5	$20.43	1	8,784
January 1, 2012 to January 31, 2012	1	$22.56	1	8,783

	7	$20.59	3

(a)	The terms of our Restricted Stock Unit awards (“RSUs”) permit us to withhold from the total number of shares of our common stock that an employee is entitled to receive upon distribution pursuant to an RSU that number of shares having a fair market value at the time of distribution equal to the applicable income tax withholdings, and remit the remaining shares to the employee. During the three months ended January 31, 2012, we withheld 20 shares subject to RSUs with a fair market value per share of $18.86 to cover income taxes on distributions and distributed 42 shares to employees. The 20 shares withheld are not included in the total number of shares purchased in the table above.

(b)	Our stock incentive plans permit participants to exercise non-qualified stock options using a “net exercise” method at the discretion of the Executive Compensation Committee of our Board of Directors. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings and remit the remaining shares to the participant. During the three months ended January 31, 2012, the net exercise method was employed to exercise options to acquire 215,912 shares of our common stock; we withheld 118,186 of the shares subject to the options to cover $2.4 million of option exercise costs and income tax withholdings and issued the remaining 97,726 shares to the participants. The 118,186 shares withheld under the net exercise method are not included in the total number of shares purchased in the table above. In addition, our stock incentive plans also permit participants to use the fair market value of Company common stock they own to pay for the exercise of stock options (“stock swap method”). During the three months ended January 31, 2012, the Company received 4,065 shares with an average fair market value per share of $20.57 for the exercise of 7,688 options using the stock swap method. The 4,065 shares used under the stock swap method are included in the total number of shares purchased in the table above.

(c)	On March 20, 2003, we announced that our Board of Directors had authorized the repurchase of up to 20 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.

Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended January 31, 2012.

The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our earnings, capital requirements, our operating and financial condition, and any contractual limitations then in effect. In addition, our credit facility requires us to maintain a minimum tangible net worth (as defined in the credit agreement), which restricts the amount of dividends we may pay. At January 31, 2012, under the most restrictive of these provisions, we could have paid up to approximately $683.1 million of cash dividends.

We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so. Rather, we will follow a policy of retaining earnings in order to finance future growth in our business and, from time to time, repurchase shares of our common stock.

ITEM 6.	EXHIBITS

4.1*	Eighteenth Supplemental Indenture dated as of October 27, 2011 by and among the parties listed on Schedule A thereto, and Bank of New York Mellon, as Successor Trustee, is filed herewith.

4.2*	Nineteenth Supplemental Indenture dated as of November 1, 2011 by and among the parties listed on Schedule A thereto, and Bank of New York Mellon, as Successor Trustee, is filed herewith.

4.3*	First Supplemental Indenture dated as of October 27, 2011 by and among the parties listed on Schedule A hereto, and Bank of New York Mellon, as Trustee, is filed herewith.

4.4*	Second Supplemental Indenture dated as of November 1, 2011 by and among the parties listed on Schedule A thereto, and Bank of New York Mellon, as Trustee, is filed herewith.

4.5	Indenture, dated as of February 7, 2012, among Toll Brothers Finance Corp., the Registrant and the other guarantors named therein and The Bank of New York Mellon, as trustee, is hereby incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2012.

4.6	Authorizing Resolutions, dated as of January 31, 2012, relating to the $300,000,000 principal amount of 5.875% Senior Notes due 2022 of Toll Brothers Finance Corp. guaranteed on a Senior Basis by the Registrant and certain of its subsidiaries, is hereby incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2012.

4.7	Form of Global Note for Toll Brothers Finance Corp.’s 5.875% Senior Notes due 2022 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2012.

31.1*	Certification of Douglas C. Yearley, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Martin P. Connor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Douglas C. Yearley, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Martin P. Connor pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

*	Filed electronically herewith.

**	Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC. (Registrant)

Date: March 8, 2012	By:	/s/ Martin P. Connor
Martin P. Connor
Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

Date: March 8, 2012	By:	/s/ Joseph R. Sicree
Joseph R. Sicree
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)