Form 10-Q
period 2012-04-30
TOLL BROTHERS INC
filed 2012-06-07
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2012
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
At June 1, 2012, there were approximately 167,521,000 shares of Common Stock, $.01 par value, outstanding.

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
Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. Consequently, actual results may differ materially from those that might be anticipated from our forward looking statements. Therefore, we caution you not to place undue reliance on our forward-looking statements. The factors that could cause actual results to differ from those expressed or implied by our forward-looking statements include, among others: local, regional, national, and international economic conditions; fluctuating consumer demand and confidence; interest and unemployment rates; changes in sales conditions, including home prices, in the markets where we build homes; conditions in our newly entered markets and newly acquired operations; the competitive environment in which we operate; the availability and cost of land for future growth; conditions that could result in inventory write-downs or write-downs associated with investments in unconsolidated entities; the ability to recover our deferred tax assets; the availability of capital; uncertainties in the capital and securities markets; liquidity in the credit markets; changes in tax laws and their interpretation; effects of governmental legislation and regulation; the outcome of various legal proceedings; the availability of adequate insurance at reasonable cost; the impact of construction defect, product liability and home warranty claims, including the adequacy of self-insurance accruals and the applicability and sufficiency of our insurance coverage; the ability of home buyers to obtain financing for the purchase of homes; the ability of customers to sell their existing homes; the ability of the participants in various joint ventures to honor their commitments; the availability and cost of labor and building and construction materials; the cost of raw materials; construction delays; domestic and international political events; and weather conditions. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

For a more detailed discussion of these factors, see the information under the captions “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our most recent annual report on Form 10-K with the Securities and Exchange Commission.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	April 30, 2012	October 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$709,038	$906,340
Marketable securities	218,434	233,572
Restricted cash	47,398	19,760
Inventory	3,767,877	3,416,723
Property, construction and office equipment, net	100,724	99,712
Receivables, prepaid expenses and other assets	143,857	105,576
Mortgage loans held for sale	50,527	63,175
Customer deposits held in escrow	31,068	14,859
Investments in and advances to unconsolidated entities	200,292	126,355
Investments in non-performing loan portfolios and foreclosed real estate	95,870	69,174
	$5,365,085	$5,055,246
LIABILITIES AND EQUITY
Liabilities
Loans payable	$103,880	$106,556
Senior notes	1,791,942	1,490,972
Mortgage company warehouse loan	45,397	57,409
Customer deposits	128,921	83,824
Accounts payable	106,747	96,817
Accrued expenses	457,274	521,051
Income taxes payable	99,107	106,066
Total liabilities	2,733,268	2,462,695
Equity
Stockholders’ equity
Preferred stock, none issued
Common stock, 168,689 and 168,675 shares issued at April 30, 2012 and October 31, 2011, respectively	1,687	1,687
Additional paid-in capital	399,382	400,382
Retained earnings	2,248,337	2,234,251
Treasury stock, at cost — 1,370 and 2,946 shares at April 30, 2012 and October 31, 2011, respectively	(20,395)	(47,065)
Accumulated other comprehensive loss	(3,382)	(2,902)
Total stockholders’ equity	2,625,629	2,586,353
Noncontrolling interest	6,188	6,198
Total equity	2,631,817	2,592,551
	$5,365,085	$5,055,246
See accompanying notes

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2012	2011	2012	2011
Revenues	$695,636	$653,791	$373,681	$319,675
Cost of revenues	578,429	558,319	306,821	276,354
Selling, general and administrative	137,893	128,301	68,256	67,050
Interest expense	—	1,504	—	392
	716,322	688,124	375,077	343,796
Loss from operations	(20,686)	(34,333)	(1,396)	(24,121)
Other:
Income (loss) from unconsolidated entities	13,676	(22,345)	6,989	(11,343)
Other income - net	16,251	8,147	10,056	3,980
Income (loss) before income tax benefit	9,241	(48,531)	15,649	(31,484)
Income tax benefit	(4,845)	(31,175)	(1,223)	(10,711)
Net income (loss)	$14,086	$(17,356)	$16,872	$(20,773)
Income (loss) per share:
Basic	$0.08	$(0.10)	$0.10	$(0.12)
Diluted	$0.08	$(0.10)	$0.10	$(0.12)
Weighted average number of shares:
Basic	166,652	166,794	166,994	166,910
Diluted	167,821	166,794	168,535	166,910
See accompanying notes

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended April 30,
	2012	2011
Cash flow (used in) provided by operating activities:
Net income (loss)	$14,086	$(17,356)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	10,698	10,337
Stock-based compensation	8,831	7,717
(Recovery) impairments of investments in unconsolidated entities	(1,621)	39,600
Income from unconsolidated entities	(12,055)	(17,255)
Distributions of earnings from unconsolidated entities	1,550	6,789
Income from non-performing loan portfolios and foreclosed real estate	(10,004)	(473)
Deferred tax benefit	(3,318)	(6,515)
Deferred tax valuation allowances	3,318	6,515
Inventory impairments and write-offs	10,128	18,048
Change in fair value of mortgage loans receivable and derivative instruments	284	818
Gain on marketable securities	(39)
Changes in operating assets and liabilities
Increase in inventory	(202,466)	(154,440)
Origination of mortgage loans	(253,866)	(301,778)
Sale of mortgage loans	266,713	365,328
(Increase) decrease in restricted cash	(27,638)	28,781
(Increase) decrease in receivables, prepaid expenses and other assets	(31,550)	7,172
Increase in customer deposits	28,838	17,554
Decrease in accounts payable and accrued expenses	(67,789)	(36,546)
Decrease in income tax refund recoverable		141,590
Decrease in income taxes payable	(6,959)	(18,241)
Net cash (used in) provided by operating activities	(272,859)	97,645
Cash flow used in investing activities:
Purchase of property and equipment — net	(4,747)	(5,112)
Purchase of marketable securities	(177,833)	(329,105)
Sale and redemption of marketable securities	189,716	227,080
Investment in and advances to unconsolidated entities	(75,008)
Return of investments in unconsolidated entities	20,568	15,751
Investment in non-performing loan portfolios and foreclosed real estate	(27,490)	(42,141)
Return of investments in non-performing loan portfolios and foreclosed real estate	11,582
Acquisition of a business	(144,746)
Net cash used in investing activities	(207,958)	(133,527)
Cash flow provided by (used in) financing activities:
Net proceeds from issuance of senior notes	296,227
Proceeds from loans payable	400,092	438,713
Principal payments of loans payable	(429,709)	(498,960)
Proceeds from stock-based benefit plans	17,189	4,676
Receipts related to noncontrolling interest		2,678
Purchase of treasury stock	(284)	(389)
Net cash provided by (used in) financing activities	283,515	(53,282)
Net decrease in cash and cash equivalents	(197,302)	(89,164)
Cash and cash equivalents, beginning of period	906,340	1,039,060
Cash and cash equivalents, end of period	$709,038	$949,896
See accompanying notes

TOLL BROTHERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Toll Brothers, Inc. (the “Company”), a Delaware corporation, and those majority-owned subsidiaries it controls. All significant intercompany accounts and transactions have been eliminated. Investments in 50% or less owned partnerships and affiliates are accounted for using the equity method unless it is determined that the Company has effective control of the entity, in which case the entity would be consolidated.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2011 balance sheet amounts and disclosures included herein have been derived from the Company’s October 31, 2011 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, the Company suggests that they be read in conjunction with the consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended October 31, 2011. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of April 30, 2012, the results of its operations for the six-month and three-month periods ended April 30, 2012 and 2011, and its cash flows for the six-month periods ended April 30, 2012 and 2011. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
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

3. Inventory
Inventory at April 30, 2012 and October 31, 2011 consisted of the following (amounts in thousands):

	April 30, 2012	October 31, 2011
Land controlled for future communities	$41,442	$46,581
Land owned for future communities	1,046,240	979,145
Operating communities	2,680,195	2,390,997
	$3,767,877	$3,416,723
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

	April 30, 2012	October 31, 2011
Land owned for future communities:
Number of communities	33	43
Carrying value (in thousands)	$194,678	$256,468
Operating communities:
Number of communities	13	2
Carrying value (in thousands)	$67,222	$11,076

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

	Six months ended April 30,		Three months ended April 30,
	2012	2011	2012	2011
Charge (recovery):
Land controlled for future communities	$225	$1,848	$(552)	$2,197
Land owned for future communities	918	—	—	—
Operating communities	8,985	16,200	2,560	10,725
	$10,128	$18,048	$2,008	$12,922
The table below provides, for the periods indicated, the number of operating communities that the Company tested for potential impairment, the number of operating communities in which it recognized impairment charges, the amount of impairment charges recognized, and, as of the end of the period indicated, the fair value of those communities, net of impairment charges ($ amounts in thousands).

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges
Fiscal 2012:
January 31	113	8	$49,758	$6,425
April 30	115	2	$22,962	2,560
				$8,985
Fiscal 2011:
January 31	143	6	$56,105	$5,475
April 30	142	9	$40,765	10,725
July 31	129	2	$867	175
October 31	114	3	$3,367	710
				$17,085
At April 30, 2012, the Company evaluated its land purchase contracts to determine if any of the selling entities were VIEs and, if they were, whether the Company was the primary beneficiary of any of them. Under these land purchase contracts, the Company does not possess legal title to the land and its risk is generally limited to deposits paid to the sellers and the creditors of the sellers generally have no recourse against the Company. At April 30, 2012, the Company determined that 56 land purchase contracts, with an aggregate purchase price of $484.4 million, on which it had made aggregate deposits totaling $24.2 million, were VIEs, but that it was not the primary beneficiary of any VIE related to its land purchase contracts.

Interest incurred, capitalized and expensed, for the periods indicated, was as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2012	2011	2012	2011
Interest capitalized, beginning of period	$298,757	$267,278	$311,335	$274,730
Interest incurred	60,467	58,434	31,568	28,718
Interest expensed to cost of revenues	(33,989)	(35,382)	(17,668)	(17,300)
Interest directly expensed to operations	—	(1,504)	—	(392)
Write-off against other income	(1,582)	(318)	(1,582)	(248)
Interest reclassified to property, construction and office equipment	—	(3,000)	—	—
Interest capitalized on investments in unconsolidated entities	(1,137)	—	(1,137)	—
Interest capitalized, end of period	$322,516	$285,508	$322,516	$285,508
Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. The amounts included in the table directly above reflect the gross amount of capitalized interest without allocation of any impairment charges recognized. The Company estimates that, had inventory impairment charges been allocated on a pro-rata basis to the individual components of inventory, capitalized interest at April 30, 2012 and 2011 would have been reduced by approximately $52.8 million and $54.5 million, respectively.
4. Investments in and Advances to Unconsolidated Entities
The Company has investments in and advances to various unconsolidated entities.
Development Joint Ventures
The Company has investments in and advances to a number of joint ventures with unrelated parties to develop land (“Development Joint Ventures”). Some of these Development Joint Ventures develop land for the sole use of the venture participants, including the Company, and others develop land for sale to the joint venture participants and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites by the Development Joint Ventures to other builders. With regard to home sites the Company purchases from the Development Joint Ventures, the Company reduces its cost basis in those home sites by its share of the earnings on the home sites it purchases. At April 30, 2012, the Company had approximately

$8.5 million, net of impairment charges, invested in or advanced to the Development Joint Ventures. In addition, the Company has a funding commitment of $3.5 million to one Development Joint Venture should an additional investment in that venture be required.

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
During fiscal 2010, the members of South Edge engaged in negotiations with the lenders to settle the lenders’ claims. Based on the status of the lawsuits and the ongoing negotiations, the Company believed that it had adequately provided for a settlement of these claims at that time.
In December 2010, some of the lenders filed an involuntary bankruptcy petition against South Edge, claiming that the involuntary bankruptcy filing triggered obligations on payment guarantees executed by the Company and the other parent companies of the members of South Edge in favor of the lenders. In February 2011, the Bankruptcy Court upheld the involuntary petition and appointed a trustee to take over the operations of South Edge. Based on this court decision, the potential liability under the payment guaranty and the further erosion in the value of the real property owned by South Edge, the Company recorded additional impairments of $20.0 million in the first quarter of fiscal 2011 and $9.6 million in the second quarter of fiscal 2011 related to its accrued exposure under the completion guarantee. The Company reduced its accrual by $3.9 million in the fourth quarter of fiscal 2011 based on its evaluation of its expected potential liability at that time. In the second quarter of fiscal 2012, the Company recovered $1.6 million of costs it previously accrued. The total cumulative impairment recognized for South Edge through April 30, 2012 was $94.4 million.
During the third quarter of fiscal 2011, the Company and a majority of the members of South Edge reached an agreement with the lenders and the bankruptcy trustee to settle the disputes involving South Edge. The settlement provided, among other things, for payments by the members of South Edge to the lenders and the conveyance of the real estate free of the prior debt owned by South Edge to a new joint venture, Inspirada Builders, LLC ("Inspirada"), organized by four of the members of South Edge.
The Company believes it has made adequate provision at April 30, 2012 for any remaining liabilities with respect to South Edge. The Company’s investment in Inspirada is carried at a nominal value.
The Company did not recognize any impairment charges in connection with the Development Joint Ventures in the six-month and three-month periods ended April 30, 2012. In the six-month and three-month periods ended April 30, 2012, the Company recovered $1.6 million of costs it previously accrued.
In the second quarter of fiscal 2012, the Company entered into an agreement to acquire a 50% interest in a joint venture for approximately $110 million. The Company made an initial deposit of $10 million against the acquisition price. This deposit is included in "Receivables, prepaid expenses and other assets" on its condensed consolidated balance sheet at April 30, 2012. The Company intends to acquire a substantial number of lots from the joint venture. This transaction is expected to be completed in the third quarter of fiscal 2012.
Planned Community Joint Venture
The Company entered into a joint venture in October 2008 for the development and sale of homes in a master planned community. During both fiscal 2009 and 2010, the joint venture’s performance was as expected and the Company estimated that the fair value of its investment exceeded its carrying value at the end of each of the reporting periods. In the early part of fiscal 2011, the Company saw signs of increased sales activity consistent with the seasonality of that market and it continued to believe the investment was not impaired. In the late spring of 2011, demand for homes in this community unexpectedly weakened. When the Company evaluates the carrying value of its investment, it considers the current and long-term outlook for the operations of the community and the anticipated period of time it would take for the fair value of the investment to recover above the carrying value of the investment. Applying that standard, the Company’s review of the joint venture’s expected future performance based on its historical performance and market conditions at that time, as well as expected sales paces and prices and the joint venture’s expected cash flows led the Company to determine that the value of its investment was impaired and that this impairment was other than temporary. As a result, in the second quarter of fiscal 2011, the Company recognized an impairment charge of $10.0 million. That market continued to worsen and, in the fourth quarter of fiscal 2011, the Company determined that the value of its investment was further impaired and that this impairment was other than temporary and the Company recognized an additional impairment charge of $5.2 million.

At April 30, 2012, the Company had an investment of $30.4 million, net of the $15.2 million of impairments previously recognized, in this joint venture. At April 30, 2012, the participants had agreed to contribute additional funds of up to $8.3 million each, if required. If a participant fails to make a required capital contribution, the other participant may make the additional contribution and diminish the non-contributing participant’s ownership interest.
Condominium Joint Ventures
At April 30, 2012, the Company had an aggregate of $121.5 million of investments in and advances, net of $63.9 million of impairment charges recognized, to five joint ventures with unrelated parties to develop luxury for-sale and rental residential units and commercial space.
In December 2011, the Company entered into a joint venture to develop a high-rise luxury for-sale/rental project in the metro-New York market. The Company has invested $79.0 million and is committed to make additional investments of $37.5 million. Under the terms of the agreement, upon completion of the construction of the building, the Company will acquire ownership of the top eighteen floors of the building to sell, for its own account, luxury condominium units and its partner will receive ownership of the lower floors containing residential, for lease units and retail space.
The Company did not recognize any impairment charges in connection with its Condominium Joint Ventures in the six-month and three-month periods ended April 30, 2012 and 2011.
Toll Brothers Realty Trust and Trust II
In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust II (“Trust II”) to be in a position to invest in commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by an affiliate of PASERS. At April 30, 2012, the Company had an investment of $3.6 million in Trust II. Prior to the formation of Trust II, the Company formed Toll Brothers Realty Trust (the “Trust”) in 1998 to invest in commercial real estate opportunities. The Trust is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Douglas C. Yearley, Jr. and former members of the Company’s senior management; and one-third by an affiliate of PASERS (collectively, the “Shareholders”). As of April 30, 2012, the Company had a net investment in the Trust of $0.5 million. The Company provides development, finance and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $1.1 million in each of the six-month periods ended April 30, 2012 and 2011 and $0.6 million in each of the three-month periods ended April 30, 2012 and 2011.The Company believes that the transactions between itself and the Trust were on terms no less favorable than it would have agreed to with unrelated parties.
Structured Asset Joint Venture
In July 2010, the Company, through Gibraltar Capital and Asset Management LLC (“Gibraltar”), invested $29.1 million in a joint venture in which it is a 20% participant with two unrelated parties to purchase a 40% interest in an entity that owns and controls a portfolio of loans and real estate (“Structured Asset Joint Venture”). At April 30, 2012, the Company had an investment of $35.7 million in this Structured Asset Joint Venture. At April 30, 2012, the Company did not have any commitments to make additional contributions to the joint venture and has not guaranteed any of the joint venture’s liabilities. If the joint venture needs additional capital and a participant fails to make a requested capital contribution, the other participants may make a contribution in consideration for a preferred return or may make the additional capital contribution and diminish the non-contributing participant’s ownership interest.
General
At April 30, 2012, the Company had accrued $2.1 million of aggregate exposure with respect to its estimated obligations to unconsolidated entities in which it has an investment. The Company’s investments in these entities are accounted for using the equity method. The Company recognized $39.6 million and $19.6 million of impairment charges related to its investments in and advances to unconsolidated entities in the six-month and three-month periods ended April 30, 2011, respectively. The Company recognized a $1.6 million recovery of previous impairment charges recognized in the second quarter of fiscal 2012. The fiscal 2012 reversal and fiscal 2011 impairment charges recognized are included in “Income (loss) from unconsolidated entities” in the Company’s condensed consolidated statements of operations for the six-month and three-month periods ended April 30, 2012 and 2011.

The condensed consolidated balance sheets, as of the dates indicated and the condensed consolidated statements of operations, for the periods indicated, for the Company’s unconsolidated entities in which it has an investment, aggregated by type of business, are included below (in thousands). The column titled "Home Building Joint Ventures" includes the planned community and condominium joint ventures described above.

Condensed Balance Sheets:

	April 30, 2012
	Develop- ment Joint Ventures	Home Building Joint Ventures	Trust and Trust II	Structured Asset Joint Venture	Total
Cash and cash equivalents	$21,958	$20,999	$11,311	$44,803	$99,071
Inventory	175,277	280,886	5,580		461,743
Non-performing loan portfolio				259,545	259,545
Rental properties			175,971		175,971
Real estate owned (“REO”)			516	271,055	271,571
Other assets (1)	18,499	64,799	9,183	165,913	258,394
Total assets	$215,734	$366,684	$202,561	$741,316	$1,526,295
Debt (1)	$71,444	$34,804	$197,172	$310,855	$614,275
Other liabilities	20,533	5,288	3,479	414	29,714
Members’ equity	123,757	326,592	1,910	172,031	624,290
Non-controlling interest				258,016	258,016
Total liabilities and equity	$215,734	$366,684	$202,561	$741,316	$1,526,295
Company’s net investment in unconsolidated entities (2)	$8,538	$151,883	$4,167	$35,704	$200,292

	October 31, 2011
	Develop- ment Joint Ventures	Home Building Joint Ventures	Trust and Trust II	Structured Asset Joint Venture	Total
Cash and cash equivalents	$14,190	$10,663	$11,726	$48,780	$85,359
Inventory	218,339	170,239	5,501		394,079
Non-performing loan portfolio				295,044	295,044
Rental properties			178,339		178,339
Real estate owned			1,087	230,872	231,959
Other assets (1)	150,316	20,080	9,675	159,143	339,214
Total assets	$382,845	$200,982	$206,328	$733,839	$1,523,994
Debt (1)	$327,856	$50,515	$198,927	$310,847	$888,145
Other liabilities	5,352	9,745	3,427	382	18,906
Members’ equity	49,637	140,722	3,974	172,944	367,277
Non-controlling interest				249,666	249,666
Total liabilities and equity	$382,845	$200,982	$206,328	$733,839	$1,523,994
Company’s net investment in unconsolidated entities (2)	$17,098	$72,734	$1,872	$34,651	$126,355

(1)
Included in other assets at April 30, 2012 and October 31, 2011 of the Structured Asset Joint Venture is $165.9 million and $152.6 million, respectively, of restricted cash held in a defeasance account which will be used to repay debt of the Structured Asset Joint Venture.

(2)
Differences between the Company’s net investment in unconsolidated entities and its underlying equity in the net assets of the entities is primarily a result of impairments related to the Company’s investments in unconsolidated entities, a loan made to one of the entities by the Company, and distributions from entities in excess of the carrying amount of the Company’s net investment.

Condensed Statements of Operations:

	For the six months ended April 30, 2012
	Develop- ment Joint Ventures	Home Building Joint Ventures	Trust and Trust II	Structured Asset Joint Venture	Total
Revenues	$33,584	$47,466	$18,698	$12,362	$112,110
Cost of revenues	31,771	34,754	6,736	17,227	90,488
Other expenses	430	2,110	11,427	4,898	18,865
Gain on disposition of loans and REO				(22,826)	(22,826)
Total expenses—net	32,201	36,864	18,163	(701)	86,527
Income from operations	1,383	10,602	535	13,063	25,583
Other income	2,653	79		275	3,007
Net income before noncontrolling interest	4,036	10,681	535	13,338	28,590
Less: Net income attributable to noncontrolling interest				(8,004)	(8,004)
Net income	$4,036	10,681	$535	$5,334	$20,586
Company’s equity in earnings of unconsolidated entities (3)	$3,532	$8,010	$1,081	$1,053	$13,676

	For the three months ended April 30, 2012
	Develop- ment Joint Ventures	Home Building Joint Ventures	Trust and Trust II	Structured Asset Joint Venture	Total
Revenues		$24,036	$9,222	$7,654	$40,912
Cost of revenues		16,961	3,393	5,701	26,055
Other expenses	$205	1,165	4,642	2,013	8,025
Gain on disposition of loans and REO				(7,517)	(7,517)
Total expenses—net	205	18,126	8,035	197	26,563
Income (loss) from operations	(205)	5,910	1,187	7,457	14,349
Other income	1	74		138	213
Net income (loss) before noncontrolling interest	(204)	5,984	1,187	7,595	14,562
Less: Net income attributable to noncontrolling interest				(4,557)	(4,557)
Net income (loss)	$(204)	$5,984	$1,187	3,038	$10,005
Company’s equity in (losses) earnings of unconsolidated entities (3)	$1,536	$3,490	$458	$1,505	$6,989

	For the six months ended April 30, 2011
	Develop- ment Joint Ventures	Home Building Joint Ventures	Trust and Trust II	Structured Asset Joint Venture	Total
Revenues	$1,118	$140,346	$19,866	$25,152	$186,482
Cost of revenues	1,159	111,492	7,983	16,658	137,292
Other expenses	556	5,441	10,550	6,250	22,797
Gain on disposition of loans and REO				(10,886)	(10,886)
Total expenses—net	1,715	116,933	18,533	12,022	149,203
Income (loss) from operations	(597)	23,413	1,333	13,130	37,279
Other income	5,791	154		158	6,103
Net income before noncontrolling interest	5,194	23,567	1,333	13,288	43,382
Less: Net income attributable to noncontrolling interest				(7,975)	(7,975)
Net income	$5,194	$23,567	$1,333	5,313	$35,407
Company’s equity in (losses) earnings of unconsolidated entities (3)	$(29,649)	$3,432	$2,667	$1,205	$(22,345)

	For the three months ended April 30, 2011
	Develop- ment Joint Ventures	Home Building Joint Ventures	Trust and Trust II	Structured Asset Joint Venture	Total
Revenues	$33	$52,331	$10,715	$13,150	$76,229
Cost of revenues		42,323	4,494	7,100	53,917
Other expenses	399	2,431	4,548	2,979	10,357
Loss on disposition of loans and REO				488	488
Total expenses—net	399	44,754	9,042	10,567	64,762
Income (loss) from operations	(366)	7,577	1,673	2,583	11,467
Other income	3,412	118		69	3,599
Net income before noncontrolling interest	3,046	7,695	1,673	2,652	15,066
Less: Net income attributable to noncontrolling interest				(1,591)	(1,591)
Net income	$3,046	$7,695	$1,673	1,061	$13,475
Company’s equity in (losses) earnings of unconsolidated entities (3)	$(9,649)	$(4,502)	$2,203	$605	$(11,343)

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

5. Investments in Non-Performing Loan Portfolios and Foreclosed Real Estate
Investments in Non-Performing Loan Portfolios
In December 2011, Gibraltar acquired a portfolio of non-performing loans consisting of 11 loans with an unpaid principal balance of approximately $51.4 million. The portfolio includes non-performing loans secured primarily by commercial land and buildings in various stages of completion.

The following table summarizes for the portfolio acquired in fiscal 2012, the accretable yield and the nonaccretable difference on our investment in the non-performing loan portfolio as of its acquisition date (amounts in thousands).

Contractually required payments, including interest	$52,524
Nonaccretable difference	(5,125)
Cash flows expected to be collected	47,399
Accretable difference	(20,514)
Non-performing loans carrying amount	$26,885
The Company’s investment in non-performing loan portfolios consisted of the following as of the dates indicated (amounts in thousands):

	April 30, 2012	October 31, 2011
Unpaid principal balance	$186,031	$171,559
Discount on acquired loans	(108,269)	(108,325)
Carrying value	$77,762	$63,234
The activity in the accretable yield for the Company’s investment in the non-performing loan portfolios for the six-month and three-month periods ended April 30, 2012 and 2011 was as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2012	2011	2012	2011
Balance, beginning of period	$42,326		$57,844
Additions	20,514	$33,212		$33,212
Accretion	(6,559)	(500)	(3,331)	(500)
Reductions from foreclosures and other dispositions	(9,949)		(8,300)
Transfer from nonaccretable yield to accretable yield	2,826		3,010
Other	98		33
Balance, end of period	$49,256	$32,712	$49,256	$32,712
The additions to accretable yield and the accretion of interest income are based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continues to obtain updated information regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in the six and three months ended April 30, 2012 is not necessarily indicative of expected future results.
Real Estate Owned (REO)
The following table presents the activity in REO for the six and three months ended April 30, 2012 (amounts in thousands):

	Six months ended April 30, 2012	Three months ended April 30, 2012
Balance, beginning of period	$5,939	$6,488
Additions	12,802	11,638
Sales	(615)
Depreciation	(18)	(18)
Balance, end of period	$18,108	$18,108
As of April 30, 2012, approximately $1.2 million and $16.9 million of REO was classified as held-for-sale and held-and-used, respectively.

General
The Company’s earnings from Gibraltar's operations are included in other income - net in its condensed consolidated statements of operations. In the six-month and three-month periods ended April 30, 2012, the Company recognized $5.9 million and $3.7 million of earnings, respectively, from Gibraltar's operations. In the six-month and three-month periods ended April 30, 2011, Gibraltar incurred a loss of $0.1 million and earnings of $0.3 million, respectively.
6. Senior Notes Payable
On February 7, 2012, the Company, through Toll Brothers Finance Corp., issued $300 million principal amount of 5.875% Senior Notes due 2022 (the “5.875% Senior Notes”). The Company received $296.2 million of net proceeds from the issuance of the 5.875% Senior Notes.
On March 5, 2012, the Company, through Toll Brothers Finance Corp., issued an additional $119.9 million principal amount of its 5.875% Senior Notes in exchange for $80.7 million principal amount of its 6.875% Senior Notes due 2012 and $36.9 million principal amount of its 5.95% Senior Notes due 2013. The Company recognized a charge of $1.0 million in the quarter ended April 30, 2012 representing the aggregate costs associated with the exchange of both series of notes; these expenses are included in selling, general and administrative expenses on the condensed consolidated statement of operations.

7. Accrued Expenses
Accrued expenses at April 30, 2012 and October 31, 2011 consisted of the following (amounts in thousands):

	April 30, 2012	October 31, 2011
Land, land development and construction	$103,501	$109,574
Compensation and employee benefit	97,596	96,037
Insurance and litigation	120,309	130,714
Commitments to unconsolidated entities	2,077	60,205
Warranty	42,997	42,474
Interest	28,976	25,968
Other	61,818	56,079
	$457,274	$521,051
The Company accrues for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Warranty costs are accrued based upon historical experience. The table below provides, for the periods indicated, a reconciliation of the changes in the Company’s warranty accrual (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2012	2011	2012	2011
Balance, beginning of period	$42,474	$45,835	$43,109	$45,928
Additions – homes closed during the period	3,944	3,899	2,073	1,970
Addition – liabilities acquired	731
Increase (decrease) in accruals for homes closed in prior periods	1,765	647	(18)	713
Charges incurred	(5,917)	(4,060)	(2,167)	(2,290)
Balance, end of period	$42,997	$46,321	$42,997	$46,321

8. Income Taxes
The tables below provide, for the periods indicated, reconciliations of the Company’s effective tax rate from the federal statutory tax rate (amounts in thousands).

	Six months ended April 30,
	2012		2011
	$	%*	$	%*
Federal tax provision (benefit) at statutory rate	3,234	35.0	(16,986)	(35.0)
State taxes (benefit), net of federal benefit	391	4.2	(1,577)	(3.3)
Reversal of state tax provisions – finalization of audits			(2,340)	(4.8)
Increase in unrecognized tax benefits	277	3.0
Reversal of accrual for uncertain tax positions	(5,279)	(57.1)	(17,954)	(37.0)
Increase in deferred tax assets – net	(2,100)	(22.7)
Valuation allowance – recognized			19,577	40.3
Valuation allowance – reversed	(3,318)	(35.9)	(13,062)	(26.9)
Accrued interest on anticipated tax assessments	1,950	21.1	1,625	3.4
Other			(458)	(0.9)
Tax benefit	(4,845)	(52.4)	(31,175)	(64.2)
 * Due to rounding, amounts may not add.

	Three months ended April 30,
	2012		2011
	$	%*	$	%*
Federal tax provision (benefit) at statutory rate	5,477	35.0	(11,019)	(35.0)
State taxes, net of federal benefit	662	4.2	(1,023)	(3.3)
Reversal of state tax provisions – finalization of audits
Decrease in unrecognized tax benefits	(1,223)	(7.8)
Reversal of accrual for uncertain tax positions
Increase in deferred tax assets – net	(1,575)	(10.0)
Valuation allowance – recognized			12,549	39.9
Valuation allowance – reversed	(4,564)	(29.2)	(11,802)	(37.5)
Accrued interest on anticipated tax assessments			813	2.6
Other			(229)	(0.7)
Tax benefit	(1,223)	(7.8)	(10,711)	(34.0)
* Due to rounding, amounts may not add.

The Company currently operates in 20 states and is subject to various state tax jurisdictions. The Company estimates its state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction and the Company’s ability to utilize certain tax-saving strategies. Due primarily to a change in the Company’s estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on the Company’s tax strategies, the Company estimated its rate for state income taxes at 6.5% and 5.0% for fiscal 2012 and 2011, respectively.
The Company recognizes in its tax benefit potential interest and penalties. Information as to the amounts recognized in its tax benefit, before reduction for applicable taxes and reversal of previously accrued interest and penalties, of potential interest and penalties in the six-month periods and three-month periods ended April 30, 2012 and 2011, is set forth in the table below (amounts in thousands).

Recognized in statements of operations:
Six-month period ended April 30, 2012	$3,000
Six-month period ended April 30, 2011	$2,500
Three-month period ended April 30, 2012	$—
Three-month period ended April 30, 2011	$1,250

The amounts accrued for potential interest and penalties at April 30, 2012 and October 31, 2011 are set forth in the table below (amounts in thousands).

Accrued at:
April 30, 2012	$29,500
October 31, 2011	$29,200
The table below provides, for the periods indicated, a reconciliation of the change in the unrecognized tax benefits (amounts in thousands).

	Six months ended April 30,		Three months ended April 30,
	2012	2011	2012	2011
Balance, beginning of period	$104,669	$160,446	$101,047	$140,142
Increase in benefit as a result of tax positions taken in prior years	3,000	2,500		1,250
Increase in benefit as a result of tax positions taken in current year
Decrease in benefit as a result of resolution of uncertain tax positions	(3,723)	(17,954)	(1,223)
Decrease in benefit as a result of completion of tax audits	(4,122)	(3,600)
Balance, end of period	$99,824	$141,392	$99,824	$141,392
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
The Company is allowed to carry forward tax losses for 20 years and apply such tax losses to future taxable income to realize federal deferred tax assets. As of April 30, 2012, the Company estimates that it will have approximately $81.8 million of tax loss carryforwards, resulting from losses that it expects to recognize on its fiscal 2011 federal tax return. In addition, the Company expects to be able to reverse previously recognized valuation allowances against future tax provisions during any future period for which it reports book income before income taxes. The Company will continue to review its deferred tax assets for recoverability in accordance with ASC 740.
At April 30, 2012 and October 31, 2011, the Company had recorded cumulative valuation allowances against its entire net deferred federal tax asset of $350.0 million and $353.4 million, respectively.
For state tax purposes, due to past and projected losses in certain jurisdictions where the Company does not have carryback potential and/or cannot sufficiently forecast future taxable income, the Company has recognized net cumulative valuation allowances against its state deferred tax assets of $74.0 million as of April 30, 2012. In 2011, the Company took steps to merge a number of entities to better align financial and tax reporting and to reduce administrative complexity going forward. Some of these mergers occurred in higher state tax jurisdictions creating additional state tax deferred assets of $28.9 million, offset entirely by an increase in the state tax valuation allowance. Future valuation allowances in these jurisdictions may continue to be recognized if the Company believes it will not generate sufficient future taxable income to utilize any future state deferred tax assets.

9. Stock-Based Benefit Plans
The Company grants stock options, restricted stock and various types of restricted stock units to its employees and its non-employee directors. Beginning in fiscal 2012, the Company changed the mix of stock-based compensation to its employees by reducing the number of stock options it grants and, in their place, issued non-performance based restricted stock units as a form of compensation. The Company also has an employee stock purchase plan that allows employees to purchase Company stock at a discount. In the six-month and three-month periods ended ended April 30, 2012, the Company issued 1,601,295 and 660,967 shares under its stock-based benefit plans, respectively.

Information regarding the amount of total stock-based compensation expense recognized by the Company, for the periods indicated, is as follows (amounts in thousands):

	2012	2011
Six months ended April 30,	$8,831	$7,717
Three months ended April 30,	$3,205	$2,345
At April 30, 2012 and October 31, 2011, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $20.3 million and $12.7 million, respectively.
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
The weighted-average assumptions and the fair value used for stock option grants in fiscal 2012 and 2011 were as follows:

	2012	2011
Expected volatility	44.20% – 50.24%	45.38% – 49.46%
Weighted-average volatility	46.99%	47.73%
Risk-free interest rate	0.78% – 1.77%	1.64% – 3.09%
Expected life (years)	4.59 – 9.06	4.29 – 8.75
Dividends	none	none
Weighted-average grant date fair value per share of options granted	$8.70	$7.94
Stock compensation expense, related to stock options, for the periods indicated, was as follows (amounts in thousands):

	2012	2011
Six Months Ended April 30,	$4,745	$5,905
Three Months Ended April 30,	$1,225	$1,317

Performance-Based Restricted Stock Units:
In December 2011, the Executive Compensation Committee of the Company’s Board of Directors approved awards of performance-based restricted stock units (“Performance-Based RSUs”) relating to shares of the Company’s common stock to certain of its senior management. The use of Performance-Based RSUs replaced the use of stock price-based restricted stock units awarded in prior years. The Performance-Based RSUs are based on the attainment of certain performance metrics of the Company in fiscal 2012. The number of shares underlying the Performance-Based RSUs that will be issued to the recipients may range from 90% to 110% of the base award depending on actual performance metrics as compared to the target performance metrics. The Performance-Based RSUs vest over a four-year period provided the recipients continue to be employed by the Company or serve on the board of directors of the Company (as applicable) as specified in the award document.
The value of the Performance-Based RSUs was determined to be equal to the estimated number of shares of the Company’s common stock to be issued multiplied by the closing price of the Company’s common stock on the NYSE on the date the Performance-Based RSUs were awarded. The Company evaluates the performance-based metrics quarterly and estimates the number of shares underlying the RSUs that are probable of being issued. Information regarding the issuance, valuation assumptions and amortization of the Company’s Performance-Based RSUs issued in fiscal 2012 is provided below.

2012
Estimated number of shares underlying RSUs to be issued	360,000
Closing price of the Company’s common stock on date of issuance	$20.50
Estimated aggregate fair value of Performance-Based RSUs issued (in thousands)	$7,371
Performance-Based RSU expense recognized in the six months ended April 30, 2012 (in thousands):	$1,920
Performance-Based RSU expense recognized in the three months ended April 30, 2012 (in thousands):	$984
Unamortized value of Performance-Based RSUs at April 30, 2012 (in thousands):	$5,452
Stock Price-Based Restricted Stock Units:
In each of December 2010, 2009 and 2008, the Executive Compensation Committee of the Company’s Board of Directors approved awards to certain of its executives of market performance-based restricted stock units (“Stock Price-Based RSUs”) relating to shares of the Company’s common stock. The Stock Price-Based RSUs will vest and the recipients will be entitled to receive the underlying shares if the average closing price of the Company’s common stock on the New York Stock Exchange (“NYSE”), measured over any 20 consecutive trading days ending on or prior to five years from date of issuance of the Stock Price-Based RSUs increases 30% or more over the closing price of the Company’s common stock on the NYSE on the date of issuance (“Target Price”), provided the recipients continue to be employed by the Company or serve on the board of directors of the Company (as applicable) as specified in the award document. The Company determined the aggregate value of the Stock Price-Based RSUs using a lattice-based option pricing model. In the three-month period ended April 30, 2012, the Target Price of the Stock Price-Based RSUs issued in December 2009 was met.
Information regarding the amortization of the Company’s Stock Price-Based RSUs, for the periods indicated, is provided below (amounts in thousands).

	2012	2011
Six months ended April 30,	$1,528	$1,735
Three months ended April 30,	$679	$983
Information regarding the aggregate number of outstanding Stock Price-Based RSUs and aggregate unamortized value of the outstanding Stock Price-Based RSUs, as of the date indicated, is provided below.

	April 30, 2012	October 31, 2011
Aggregate outstanding Stock Price-Based RSUs	706,000	706,000
Cumulative unamortized value of Stock Price-Based RSUs (in thousands)	$3,401	$4,929

Non-Performance Based Restricted Stock Units:
In December 2011 and 2010, the Company issued restricted stock units (“RSUs”) to various officers and employees. These RSUs generally vest in annual installments over a four-year period. The value of the RSUs was determined to be equal to the number of shares of the Company’s common stock to be issued pursuant to the RSUs, multiplied by the closing price of the Company’s common stock on the NYSE on the date the RSUs were awarded. Information regarding these RSUs is as follows:

	2012	2011
Number of RSUs issued	107,820	15,497
Closing price of the Company’s common stock on date of issuance	$20.50	$19.32
Aggregate fair value of RSUs issued (in thousands)	$2,210	$299
Information regarding the amortization of the Company’s RSUs, for the periods indicated, is as follows (amounts in thousands):

	2012	2011
Six months ended April 30,	$625	$66
Three months ended April 30,	$311	$39

Information regarding the aggregate number of outstanding RSUs and aggregate unamortized value of the outstanding RSUs, as of the date indicated, is as follows:

	April 30, 2012	October 31, 2011
Aggregate outstanding RSUs	138,814	30,994
Cumulative unamortized value of RSUs (in thousands)	$2,275	$379
10. Employee Retirement Plans
The Company has two unfunded supplemental retirement plans (“SERPs”) for certain officers. The table below provides, for the periods indicated, costs recognized and payments made related to its SERPs (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2012	2011	2012	2011
Service cost	$194	$153	$97	$76
Interest cost	606	645	303	323
Amortization of prior service obligation	369	347	184	173
Amortization of unrecognized losses	33		17
Total costs	$1,202	$1,145	$601	$572
Benefits paid	$225	$62	$110	$29

11. Accumulated Other Comprehensive Loss and Total Comprehensive Income (Loss)
Accumulated other comprehensive loss at April 30, 2012 and 2011 was primarily related to employee retirement plans. The table below provides, for the periods indicated, the components of total comprehensive income (loss) (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2012	2011	2012	2011
Net income (loss) as reported	$14,086	$(17,356)	$16,872	$(20,773)
Changes in pension liability	92	347	201	173
Change in fair value of available-for-sale securities	156	(5)	(87)	59
Unrealized (loss) gain on derivative held by equity investee	(728)		67
Total comprehensive income (loss)	$13,606	$(17,014)	$17,053	$(20,541)
12. Stock Repurchase Program
In March 2003, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock, par value $0.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. The table below provides, for the periods indicated, information about the Company’s share repurchase program.

	Six months ended April 30,		Three months ended April 30,
	2012	2011	2012	2011
Number of shares purchased	13,000	19,000	10,000	11,000
Average price per share	$22.51	$20.13	$23.13	$20.83
Remaining authorization at April 30 (in thousands):	8,773	11,811	8,773	11,811

13. Income (Loss) per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of income (loss) per share, common stock equivalents, weighted average number of anti-dilutive option and shares issued (amounts in thousands).

	Six months ended April 30,		Three months ended April 30,
	2012	2011	2012	2011
Basic weighted-average shares	166,652	166,794	166,994	166,910
Common stock equivalents (a)	1,169		1,541
Diluted weighted-average shares	167,821	166,794	168,535	166,910
Common stock equivalents excluded from diluted weighted-average shares due to anti-dilutive effect (a)		1,537		1,630
Weighted average number of anti-dilutive options (b)	5,355	7,446	3,983	6,509
Shares issued under stock incentive and employee stock purchase plans	1,603	513	661	100

(a)
Common stock equivalents represent the dilutive effect of outstanding in-the-money stock options and Stock Price -Based RSUs whose Target Price criteria has been met. For the six-month and three-month periods ended April 30, 2011, there were no incremental shares attributed to outstanding options to purchase common stock because the Company had a net loss in the periods and any incremental shares would be anti-dilutive.

(b)	Based upon the average closing price of the Company’s common stock on the NYSE for the period.

14. Fair Value Disclosures
The table below provides, as of the date indicated, a summary of assets (liabilities) related to the Company’s financial instruments, measured at fair value on a recurring basis (amounts in thousands).

		Fair value
Financial Instrument	Fair value hierarchy	April 30, 2012	October 31, 2011
Corporate Securities	Level 1	$130,420	$233,572
Certificates of Deposit	Level 1	$58,000
Short-Term Tax-Exempt Bond Fund	Level 1	$30,014
Residential Mortgage Loans Held for Sale	Level 2	$50,527	$63,175
Forward Loan Commitments—Residential Mortgage Loans Held for Sale	Level 2	$(185)	$218
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$246	$(147)
Forward Loan Commitments—IRLCs	Level 2	$(246)	$147
At April 30, 2012 and October 31, 2011, the carrying value of cash and cash equivalents and restricted cash approximated fair value.
At the end of the reporting period, the Company determines the fair value of its mortgage loans held for sale and the forward loan commitments it has entered into as a hedge against the interest rate risk of its mortgage loans using the market approach to determine fair value. The evaluation is based on the current market pricing of mortgage loans with similar terms and values as of the reporting date and by applying such pricing to the mortgage loan portfolio. The Company recognizes the difference between the fair value and the unpaid principal balance of mortgage loans held for sale as a gain or loss. In addition, the Company recognizes the fair value of its forward loan commitments as a gain or loss. These gains and losses are included in other income - net. Interest income on mortgage loans held for sale is calculated based upon the stated interest rate of each loan and is included in other income - net.
The table below provides, as of the date indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale as of the date indicated (amounts in thousands).

	Aggregate unpaid principal balance	Fair value	Excess
At April 30, 2012	$49,918	$50,527	$609
At October 31, 2011	$62,765	$63,175	$410

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

	April 30, 2012	October 31, 2011
Amortized cost	$218,558	$233,852
Gross unrealized holding gains	14	28
Gross unrealized holding losses	(138)	(308)
Fair value	$218,434	$233,572

The remaining contractual maturities of marketable securities as of April 30, 2012 ranged from 2 months to 15 months.
The Company recognizes inventory impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory was determined using Level 3 criteria. See Note 1, “Significant Accounting Policies, Inventory” for additional information regarding the Company’s methodology on determining fair value. As further discussed in Note 1, determining the fair value of a community's inventory involves a number of variables, many of which are interrelated. If the Company used a different input for any of the various unobservable inputs used in its impairment analysis, the results of the analysis may have been different, absent any other changes. The table below summarizes, for the periods indicated, the ranges of certain quantitative unobservable inputs utilized in determining the fair value of impaired communities.

	Selling price (in thousands)	Sales pace per year (in units)	Discount rate
Three months ended April 30, 2012	$413 - $472	6 - 17	17.5%
Three months ended January 31, 2012	$344 - $2,287	1 - 25	13.0% - 18.8%
The table below provides, for the periods indicated, the fair value of inventory whose carrying value was adjusted and the amount of impairment charges recognized (amounts in thousands).

	Fair value of inventory, net of impairment	Impairment charges recognized
Three months ended:
Fiscal 2012
January 31	$49,758	$6,425
April 30	$22,962	2,560
		$8,985

Fiscal 2011
January 31	$56,105	$5,475
April 30	$40,765	10,725
		$16,200

Gibraltar’s portfolio of non-performing loans was recorded at fair value at inception based on the acquisition price as determined by Level 3 inputs. The estimated fair value was determined using Level 3 inputs and was based on the estimated discounted future cash flows to be generated by the loans discounted at the rates used to value the portfolios at the acquisition dates. The table below provides, as of the date indicated, the carrying amount and estimated fair value of the non-performing loan portfolios (amounts in thousands).

	April 30, 2012	October 31, 2011
Carrying amount	$77,762	$63,234
Estimated fair value	$78,371	$64,539
The table below provides, as of the date indicated, the book value and estimated fair value of the Company’s debt (amounts in thousands).

		April 30, 2012		October 31, 2011
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (a)	Level 2	$103,880	$99,460	$106,556	$98,950
Senior notes (b)	Level 1	1,801,688	1,956,747	1,499,371	1,614,010
Mortgage company warehouse loan (c)	Level 2	45,397	45,397	57,409	57,409
		$1,950,965	$2,101,604	$1,663,336	$1,770,369

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
15. Other Income - Net
Other income - net includes the activity of the Company’s non-core ancillary businesses which include its mortgage, title, landscaping, security monitoring, golf course and country club operations and Gibraltar. The table below provides, for the periods indicated, revenues and expenses for the Company’s non-core ancillary businesses (amounts in thousands).

	Six Months Ended April 30,		Three Months Ended April 30,
	2012	2011	2012	2011
Revenue	$39,599	$27,542	$22,288	$13,770
Expense	$31,006	$27,503	$16,917	$14,288
16. Commitments and Contingencies
Legal Proceedings
The Company is involved in various claims and litigation arising principally in the ordinary course of business. The Company believes that adequate provision for resolution of all current claims and pending litigation has been made for probable losses and the disposition of these matters will not have a material adverse effect on the Company’s results of operations and liquidity or on its financial condition.
Land Purchase Commitments
Generally, the Company’s option and purchase agreements to acquire land parcels do not require the Company to purchase those land parcels, although the Company may, in some cases, forfeit any deposit balance outstanding if and when it terminates an option and purchase agreement. If market conditions are weak, approvals needed to develop the land are uncertain or other factors exist that make the purchase undesirable, the Company may not expect to acquire the land. Whether an option and purchase agreement is legally terminated or not, the Company reviews the amount recorded for the land parcel subject to the option and purchase agreement to determine if the amount is recoverable. While the Company may not formally terminate the option and purchase agreements for those land parcels that it does not expect to acquire, it writes off any non-refundable deposits and costs previously capitalized to such land parcels in the periods that it determines such costs are not recoverable.

Information regarding the Company’s purchase commitments, as of the date indicated, is provided in the table below (amounts in thousands).

	April 30, 2012	October 31, 2011
Aggregate purchase commitments:
Unrelated parties	$516,807	$551,905
Unconsolidated entities that the Company has investments in	7,862	12,471
Total	$524,669	$564,376
Deposits against aggregate purchase commitments	$29,651	$37,987
Additional cash required to acquire land	495,018	526,389
Total	$524,669	$564,376
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
Surety Bonds and Letters of Credit
At April 30, 2012, the Company had outstanding surety bonds amounting to $368.7 million, primarily related to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that $220.5 million of work remains on these improvements. The Company has an additional $60.1 million of surety bonds outstanding that guarantee other obligations of the Company. The Company does not believe it is probable that any outstanding bonds will be drawn upon.
At April 30, 2012, the Company had outstanding letters of credit of $78.7 million, including $65.7 million under its credit facility and $13.0 million collateralized by restricted cash. These letters of credit were issued to secure various financial obligations of the Company including insurance policy deductibles and other claims, land deposits and security to complete improvements in communities which it is operating. The Company believes it is not probable that any outstanding letters of credit will be drawn upon.
Backlog
At April 30, 2012, the Company had agreements of sale outstanding to deliver 2,403 homes with an aggregate sales value of $1.5 billion.
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

Information regarding the Company’s mortgage commitments, as of the date indicated, is provided in the table below (amounts in thousands).

	April 30, 2012	October 31, 2011
Aggregate mortgage loan commitments:
IRLCs	$103,779	$129,553
Non-IRLCs	449,989	306,722
Total	$553,768	$436,275
Investor commitments to purchase:
IRLCs	$103,779	$129,553
Mortgage loans receivable	46,915	60,680
Total	$150,694	$190,233
17. Geographic Segments
Revenue and income (loss) before income taxes for each of the Company’s geographic segments, for the periods indicated, were as follows (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2012	2011	2012	2011
Revenue:
North	$186,733	$167,120	$111,153	$84,623
Mid-Atlantic	204,405	203,392	103,606	99,578
South	158,834	128,359	82,368	66,454
West	145,664	154,920	76,554	69,020
Total	$695,636	$653,791	$373,681	$319,675
Income (loss) before income taxes:
North	$17,731	$14,467	$16,684	$7,398
Mid-Atlantic	18,804	15,099	7,729	6,414
South	4,046	(13,615)	6,271	(12,271)
West	9,043	(27,140)	3,574	(11,897)
Corporate and other	(40,383)	(37,342)	(18,609)	(21,128)
Total	$9,241	$(48,531)	$15,649	$(31,484)
“Corporate and other” is comprised principally of general corporate expenses such as the offices of the Executive Officers of the Company, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, directly expensed interest, interest income and income from the Company’s ancillary businesses and income (loss) from a number of its unconsolidated entities.
Total assets for each of the Company’s geographic segments, as of the date indicated, are shown in the table below (amounts in thousands).

	April 30, 2012	October 31, 2011
North	$1,232,656	$1,060,215
Mid-Atlantic	1,258,758	1,160,926
South	776,620	760,097
West	803,832	650,844
Corporate and other	1,293,219	1,423,164
Total	$5,365,085	$5,055,246
Corporate and other is comprised principally of cash and cash equivalents, marketable securities, restricted cash, the assets of the Company’s manufacturing facilities and mortgage subsidiary, and its Gibraltar investments.

Inventory impairment charges and the expensing of costs that the Company believed not to be recoverable, write-downs of its investments in unconsolidated entities (including its pro-rata share of impairment charges recognized by the unconsolidated entities in which it has an investment) and recoveries of prior charges for the periods indicated, are shown in the table below; the net carrying value of inventory and investments in and advances to unconsolidated entities for each of the Company’s geographic segments, as of the dates indicated, are also shown in the table below (amounts in thousands).

	Net Carrying Value
	At April 30,	At October 31,	Six months ended April 30,		Three months ended April 30,
	2012	2011	2012	2011	2012	2011
Inventory:
Land controlled for future communities:
North	$8,445	$19,390	$(996)	$399	$(1,020)	$241
Mid-Atlantic	24,361	21,592	680	85	482	19
South	1,546	3,812	569	312	13	6
West	7,090	1,787	(28)	1,052	(27)	1,931
	41,442	46,581	225	1,848	(552)	2,197
Land owned for future communities:
North	281,551	231,085
Mid-Atlantic	429,116	455,818
South	130,809	125,461	918
West	204,764	166,781
	1,046,240	979,145	918	—	—	—
Operating communities:
North	784,121	738,473	2,725	2,725	460	1,450
Mid-Atlantic	753,780	659,081	2,100	3,700	2,100	3,700
South	585,456	539,582	4,160	3,800		3,800
West	556,838	453,861		5,975		1,775
	2,680,195	2,390,997	8,985	16,200	2,560	10,725
Total	$3,767,877	$3,416,723	$10,128	$18,048	$2,008	$12,922

Investments in and advances to unconsolidated entities:
North	$121,490	$40,734
South	30,393	32,000		$10,000		$10,000
West	8,538	17,098	$(1,621)	29,600	$(1,621)	9,600
Corporate	39,871	36,523
Total	$200,292	$126,355	$(1,621)	$39,600	$(1,621)	$19,600

18. Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the six months ended April 30, 2012 and 2011 (amounts in thousands):

	2012	2011
Cash flow information:
Interest paid, net of amount capitalized	$1,771	$8,150
Income tax payment	$2,234
Income tax refunds		$154,524
Non-cash activity:
Cost of inventory acquired through seller financing or municipal bonds, net	$15,424	$24,583
Increase in SERP benefits	$310
Miscellaneous (decreases) increases to inventory	$(75)	$2,025
Reclassification of inventory to property, construction and office equipment		$20,005
Reduction of investments in unconsolidated entities due to increase/reduction in letters of credit or accrued liabilities	$484	$9,506
Transfer of inventory to investment in non-performing loan portfolios and foreclosed real estate	$802
Transfer of inventory to investment in unconsolidated entities	$5,793
Reclassification of deferred income from investment in unconsolidated entities to accrued liabilities	$2,943
Unrealized loss on derivative held by equity investee	$728
Miscellaneous decreases to investments in unconsolidated entities	$(130)	$(1,433)
Acquisition of a Business:
Fair value of assets purchased	$149,959
Liabilities assumed	$5,213
Cash paid	$144,746
19. Supplemental Guarantor Information
A 100% owned subsidiary of the Company, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following Senior Notes (amounts in thousand):

	Original Amount Issued	Amount outstanding at April 30, 2012

6.875% Senior Notes due 2012	300,000	59,067
5.95% Senior Notes due 2013	250,000	104,785
4.95% Senior Notes due 2014	300,000	267,960
5.15% Senior Notes due 2015	300,000	300,000
8.91% Senior Notes due 2017	400,000	400,000
6.75% Senior Notes due 2019	250,000	250,000
5.875% Senior Notes due 2022	419,876	419,876
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
Condensed Consolidating Balance Sheet at April 30, 2012:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	638,518	70,520	—	709,038
Marketable securities			158,420	60,014		218,434
Restricted cash	28,234		17,951	1,213		47,398
Inventory			3,516,493	251,384		3,767,877
Property, construction and office equipment, net			97,575	3,149		100,724
Receivables, prepaid expenses and other assets	146	10,354	111,970	24,968	(3,581)	143,857
Mortgage loans held for sale				50,527		50,527
Customer deposits held in escrow			29,273	1,795		31,068
Investments in and advances to unconsolidated entities			80,384	119,908		200,292
Investments in non-performing loan portfolios and foreclosed real estate				95,870		95,870
Investments in and advances to consolidated entities	2,698,419	1,809,042	(1,180,603)	(287,821)	(3,039,037)	—
	2,726,799	1,819,396	3,469,981	391,527	(3,042,618)	5,365,085
LIABILITIES AND EQUITY
Liabilities:
Loans payable			72,875	31,005		103,880
Senior notes		1,791,942				1,791,942
Mortgage company warehouse loan				45,397		45,397
Customer deposits			124,415	4,506		128,921
Accounts payable			106,509	238		106,747
Accrued expenses	63	27,454	310,077	123,305	(3,625)	457,274
Income taxes payable	101,107			(2,000)		99,107
Total liabilities	101,170	1,819,396	613,876	202,451	(3,625)	2,733,268
Equity:
Stockholders’ equity:
Common stock	1,687		3,054	2,003	(5,057)	1,687
Additional paid-in capital	399,382		1,366	2,734	(4,100)	399,382
Retained earnings	2,248,337		2,855,029	178,189	(3,033,218)	2,248,337
Treasury stock, at cost	(20,395)					(20,395)
Accumulated other comprehensive loss	(3,382)		(3,344)	(38)	3,382	(3,382)
Total stockholders’ equity	2,625,629	—	2,856,105	182,888	(3,038,993)	2,625,629
Noncontrolling interest				6,188		6,188
Total equity	2,625,629	—	2,856,105	189,076	(3,038,993)	2,631,817
	2,726,799	1,819,396	3,469,981	391,527	(3,042,618)	5,365,085

Condensed Consolidating Balance Sheet at October 31, 2011:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents			775,300	131,040		906,340
Marketable securities			233,572			233,572
Restricted cash			19,084	676		19,760
Inventory			2,911,211	505,512		3,416,723
Property, construction and office equipment, net			77,001	22,711		99,712
Receivables, prepaid expenses and other assets		6,768	74,980	26,067	(2,239)	105,576
Mortgage loans held for sale				63,175		63,175
Customer deposits held in escrow			10,682	4,177		14,859
Investments in and advances to unconsolidated entities			86,481	39,874		126,355
Investments in non-performing loan portfolios and foreclosed real estate				69,174		69,174
Investments in and advances to consolidated entities	2,694,419	1,508,550	(727,258)	(477,322)	(2,998,389)	—
	2,694,419	1,515,318	3,461,053	385,084	(3,000,628)	5,055,246
LIABILITIES AND EQUITY
Liabilities:
Loans payable			61,994	44,562		106,556
Senior notes		1,490,972				1,490,972
Mortgage company warehouse loan				57,409		57,409
Customer deposits			71,388	12,436		83,824
Accounts payable			96,645	172		96,817
Accrued expenses		24,346	320,021	178,965	(2,281)	521,051
Income taxes payable	108,066			(2,000)		106,066
Total liabilities	108,066	1,515,318	550,048	291,544	(2,281)	2,462,695
Equity:
Stockholders’ equity:
Common stock	1,687		3,054	2,003	(5,057)	1,687
Additional paid-in capital	400,382		1,366	2,734	(4,100)	400,382
Retained earnings	2,234,251		2,909,487	82,605	(2,992,092)	2,234,251
Treasury stock, at cost	(47,065)					(47,065)
Accumulated other comprehensive loss	(2,902)		(2,902)		2,902	(2,902)
Total stockholders’ equity	2,586,353	—	2,911,005	87,342	(2,998,347)	2,586,353
Noncontrolling interest				6,198		6,198
Total equity	2,586,353	—	2,911,005	93,540	(2,998,347)	2,592,551
	2,694,419	1,515,318	3,461,053	385,084	(3,000,628)	5,055,246

Condensed Consolidating Statement of Operations for the six months ended April 30, 2012 ($ in thousands):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			711,351	25,622	(41,337)	695,636
Cost of revenues			581,320	1,285	(4,176)	578,429
Selling, general and administrative	27	1,782	148,768	19,634	(32,318)	137,893
Interest expense		56,109			(56,109)	—
	27	57,891	730,088	20,919	(92,603)	716,322
Loss from operations	(27)	(57,891)	(18,737)	4,703	51,266	(20,686)
Other
(Loss) income from unconsolidated entities			9,186	4,490		13,676
Other income - net	20	57,891	18,799	2,026	(62,485)	16,251
Loss from subsidiaries	9,248				(9,248)	—
Loss before income tax benefit	9,241	—	9,248	11,219	(20,467)	9,241
Income tax benefit	(4,845)		(4,849)	(5,883)	10,732	(4,845)
Net income	14,086	—	14,097	17,102	(31,199)	14,086
Condensed Consolidating Statement of Operations for the three months ended April 30, 2012 ($ in thousands):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			383,659	13,236	(23,214)	373,681
Cost of revenues			308,436	611	(2,226)	306,821
Selling, general and administrative	14	1,304	75,481	10,115	(18,658)	68,256
Interest expense		30,823			(30,823)	—
	14	32,127	383,917	10,726	(51,707)	375,077
Loss from operations	(14)	(32,127)	(258)	2,510	28,493	(1,396)
Other
Income from unconsolidated entities			3,957	3,032		6,989
Other income - net	13	32,127	11,949	1,793	(35,826)	10,056
Income from subsidiaries	15,650				(15,650)	—
Income before income tax benefit	15,649	—	15,648	7,335	(22,983)	15,649
Income tax benefit	(1,223)		(1,231)	(8,078)	9,309	(1,223)
Net income	16,872	—	16,879	15,413	(32,292)	16,872

Condensed Consolidating Statement of Operations for the six months ended April 30, 2011 ($ in thousands):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			637,407	47,422	(31,038)	653,791
Cost of revenues			536,628	27,505	(5,814)	558,319
Selling, general and administrative	53	670	132,972	18,693	(24,087)	128,301
Interest expense		52,483	1,504		(52,483)	1,504
	53	53,153	671,104	46,198	(82,384)	688,124
Loss from operations	(53)	(53,153)	(33,697)	1,224	51,346	(34,333)
Other
Income from unconsolidated entities			3,705	(26,050)		(22,345)
Other income - net		53,153	(18,486)	(1,450)	(25,070)	8,147
Loss from subsidiaries	(48,478)				48,478	—
Loss before income tax benefit	(48,531)	—	(48,478)	(26,276)	74,754	(48,531)
Income tax benefit	(31,175)		(31,784)	(16,866)	48,650	(31,175)
Net (loss) income	(17,356)	—	(16,694)	(9,410)	26,104	(17,356)
Condensed Consolidating Statement of Operations for the three months ended April 30, 2011 ($ in thousands):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			312,352	22,272	(14,949)	319,675
Cost of revenues			265,713	13,198	(2,557)	276,354
Selling, general and administrative	25	329	68,960	10,189	(12,453)	67,050
Interest expense		26,638	392		(26,638)	392
	25	26,967	335,065	23,387	(41,648)	343,796
Loss from operations	(25)	(26,967)	(22,713)	(1,115)	26,699	(24,121)
Other
Income from unconsolidated entities			(2,816)	(8,527)		(11,343)
Other income - net		26,967	(5,930)	88	(17,145)	3,980
Income from subsidiaries	(31,459)				31,459	—
Income (loss) before income tax benefit	(31,484)	—	(31,459)	(9,554)	41,013	(31,484)
Income tax benefit	(10,711)		(9,425)	3,194	6,231	(10,711)
Net income	(20,773)	—	(22,034)	(12,748)	34,782	(20,773)

Condensed Consolidating Statement of Cash Flows for the six months ended April 30, 2012 ($ in thousands):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities:
Net income	14,086	—	14,097	17,102	(31,199)	14,086
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8	1,739	8,883	68		10,698
Stock-based compensation	8,831					8,831
Recovery of investments in unconsolidated entities				(1,621)		(1,621)
Income from unconsolidated entities			(11,687)	(368)		(12,055)
Distributions of earnings from unconsolidated entities			1,550			1,550
Income from non-performing loan portfolios and foreclosed real estate				(10,004)		(10,004)
Deferred tax benefit	(3,318)					(3,318)
Deferred tax valuation allowance	3,318					3,318
Inventory impairments and write-offs			10,128			10,128
Change in fair value of mortgage loans receivable and derivative instruments				284		284
Gain on marketable securities			(39)			(39)
Changes in operating assets and liabilities
Increase in inventory			(106,801)	(95,665)		(202,466)
Origination of mortgage loans				(253,866)		(253,866)
Sale of mortgage loans				266,713		266,713
Decrease (increase) in restricted cash	(28,234)		1,133	(537)		(27,638)
Decrease (increase) in receivables, prepaid expenses and other assets	(4,727)	(301,074)	(4,979)	247,131	32,099	(31,550)
Increase in customer deposits			34,386	(5,548)		28,838
(Decrease) increase in accounts payable and accrued expenses	90	3,108	(8,109)	(61,978)	(900)	(67,789)
Decrease in income taxes payable	(6,959)					(6,959)
Net cash (used in) provided by operating activities	(16,905)	(296,227)	(61,438)	101,711	—	(272,859)
Cash flow from investing activities:
Purchase of property and equipment			(3,826)	(921)		(4,747)
Purchase of marketable securities			(117,781)	(60,052)		(177,833)
Sale and redemption of marketable securities			189,716			189,716
Investments in and advances to unconsolidated entities			(1,142)	(73,866)		(75,008)
Return of investments from unconsolidated entities			19,509	1,059		20,568
Investment in non-performing loan portfolios and foreclosed real estate				(27,490)		(27,490)
Return of investments in non-performing loan portfolios and foreclosed real estate				11,582		11,582
Acquisition of a business			(144,746)			(144,746)
Net cash used in investing activities	—	—	(58,270)	(149,688)	—	(207,958)
Cash flow from financing activities:
Net Proceeds from issuance of senior notes		296,227				296,227
Proceeds from loans payable				400,092		400,092
Principal payments of loans payable			(17,074)	(412,635)		(429,709)
Proceeds from stock-based benefit plans	17,189					17,189
Purchase of treasury stock	(284)					(284)
Net cash (used in) provided by financing activities	16,905	296,227	(17,074)	(12,543)	—	283,515
Net (decrease) increase in cash and cash equivalents	—	—	(136,782)	(60,520)	—	(197,302)
Cash and cash equivalents, beginning of period			775,300	131,040		906,340
Cash and cash equivalents, end of period	—	—	638,518	70,520	—	709,038

Condensed Consolidating Statement of Cash Flows for the six months ended April 30, 2011 ($ in thousands):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities:
Net loss	(17,356)	—	(16,694)	(9,410)	26,104	(17,356)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	28	1,614	8,202	493		10,337
Stock-based compensation	7,717					7,717
Impairments of investments in unconsolidated entities			10,000	29,600		39,600
Income from unconsolidated entities			(12,027)	(5,228)		(17,255)
Distributions of earnings from unconsolidated entities			6,789			6,789
Income from non-performing loan portfolios and foreclosed real estate				(473)		(473)
Deferred tax benefit	(6,515)					(6,515)
Deferred tax valuation allowance	6,515					6,515
Inventory impairments			18,048			18,048
Change in fair value of mortgage loans receivable and derivative instruments				818		818
Changes in operating assets and liabilities
Increase in inventory			(35,860)	(118,580)		(154,440)
Origination of mortgage loans				(301,778)		(301,778)
Sale of mortgage loans				365,328		365,328
Decrease in restricted cash			28,781			28,781
Decrease (increase) in receivables, prepaid expenses and other assets	(116,822)	(1,614)	5,654	145,274	(25,320)	7,172
Decrease in customer deposits			9,467	8,087		17,554
Decrease in accounts payable and accrued expenses	(1,203)		(26,473)	(8,086)	(784)	(36,546)
Decrease in income tax refund recoverable	141,590					141,590
Decrease in current income taxes payable	(18,241)					(18,241)
Net cash provided by (used in) operating activities	(4,287)	—	(4,113)	106,045	—	97,645
Cash flow used in investing activities:
Purchase of property and equipment — net			(1,929)	(3,183)		(5,112)
Purchase of marketable securities			(329,105)			(329,105)
Sale and redemption of marketable securities			227,080			227,080
Return of investments in unconsolidated entities			8,051	7,700		15,751
Investment in non-performing loan portfolios and foreclosed real estate				(42,141)		(42,141)
Net cash used in investing activities	—	—	(95,903)	(37,624)	—	(133,527)
Cash flow used in financing activities:
Proceeds from loans payable				438,713		438,713
Principal payments of loans payable			(7,709)	(491,251)		(498,960)
Proceeds from stock-based benefit plans	4,676					4,676
Receipts related to noncontrolling interest				2,678		2,678
Purchase of treasury stock	(389)					(389)
Net cash (used in) provided by financing activities	4,287	—	(7,709)	(49,860)	—	(53,282)
Net (decrease) increase in cash and cash equivalents	—	—	(107,725)	18,561	—	(89,164)
Cash and cash equivalents, beginning of period	—		930,387	108,673		1,039,060
Cash and cash equivalents, end of period	—	—	822,662	127,234	—	949,896

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements and the related Management's Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011. It also should be read in conjunction with the disclosure under “Statement on Forward-Looking Information” in this report.
Unless otherwise stated, net contracts signed represents a number or value equal to the gross number or value of contracts signed during the relevant period, less the number or value of contracts canceled during the relevant period, which includes contracts that were signed during the relevant period and in prior periods.
OVERVIEW
Financial Highlights
In the six-month period ended April 30, 2012, we recognized $695.6 million of revenues and net income of $14.1 million, as compared to $653.8 million of revenues and a net loss of $17.4 million in the six-month period ended April 30, 2011. Fiscal 2012 six-month income before income taxes included $10.1 million of inventory impairments and write-offs and a recovery of $1.6 million of previously accrued charges related to our investments in unconsolidated entities. Fiscal 2011 six-month loss before income taxes included inventory impairments and write-offs of $18.0 million and $39.6 million of impairment charges related to our investments in unconsolidated entities. During the fiscal 2012 six-month period, we recognized an income tax benefit of $4.8 million, as compared to an income tax benefit of $31.2 million in the fiscal 2011 period.
In the three-month period ended April 30, 2012, we recognized $373.7 million of revenues and net income of $16.9 million, as compared to $319.7 million of revenues and a net loss of $20.8 million in the three-month period ended 2011. Fiscal 2012 second quarter income before income taxes included $2.0 million of inventory impairments and a recovery of $1.6 million of previously accrued charges related to our investments in unconsolidated entities. Fiscal 2011 second quarter loss before income taxes included $12.9 million of inventory impairments and $19.6 million of impairment charges related to our investments in unconsolidated entities. During the fiscal 2012 second quarter, we recognized an income tax benefit of $1.2 million, as compared to an income tax benefit of $10.7 million in the fiscal 2011 second quarter.
Our Challenging Business Environment and Current Outlook
The downturn in the U.S. housing market, which began in the fourth quarter of our fiscal 2005, was the longest and most severe since the Great Depression. The value of our net contracts signed in fiscal 2011 was $1.60 billion, a decline of 78% from the $7.15 billion of net contracts signed in fiscal 2005. The downturn, which we believe started with a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale, has been exacerbated by, among other things, a decline in the overall economy; increased unemployment, fear of job loss; a decline in home prices and the resulting reduction in home equity; the large number of homes that are vacant and homes that are or will be available due to foreclosures; the inability of some of our home buyers or some prospective buyers of their homes to sell their current home; and the direct and indirect impact of the turmoil in the mortgage loan market. In the early part of 2010, we saw many of our markets reach bottom, although demand for our product has been choppy over the following two years.

According to the U.S. Census Bureau, during the period 1970 through 2007, total housing starts in the United States averaged approximately 1.26 million per year, while in the period 2008 through 2011, total housing starts averaged approximately 0.66 million per year. In addition, based on the trend of household formations in relation to population growth during the period 2000 through 2007, the number of households formations that would have been expected to be formed in the four year period of 2008 through 2011 was approximately 2.3 million less than would have been expected. Recently, it appears that the housing market has moved into a new and stronger phase of recovery as we are experiencing broad-based improvement across most of our regions. The spring selling season has been the most robust and sustained since the downturn began. We believe our brand name, our well-located communities and our demonstrated reliability during the downturn are enabling us to attract more buyers.
We believe our target customers generally have remained employed during this downturn. We believe many deferred their home buying decisions, however, because of concerns over the direction of the economy and media headlines suggesting that home prices continue to decline. We continue to believe that, once the economy and consumer confidence improves, pent-up demand will be released.

We continue to believe that the key to a full recovery in our business depends on these factors as well as a sustained stabilization of financial markets and home prices.
We also believe that the medium and long-term futures for us and the homebuilding industry are bright. A 2011 Harvard University study projects that under both low- and high-growth scenarios, housing demand in the 2010-2020 period should exceed that of the previous three decades. In many markets, the pipeline of approved and improved home sites has dwindled as builders and developers have lacked both the capital and the economic benefit for bringing sites through approvals. Therefore, we believe when demand picks up, builders and developers with approved land in well-located markets will be poised to benefit. We believe that this will be particularly true for us because our land portfolio is heavily weighted in the metro-Washington, DC to metro-Boston corridor where land is scarce, approvals are more difficult to obtain and overbuilding has been relatively less prevalent than in the Southeast and Western regions.
We continue to seek a balance between our short-term goal of selling homes in a tough market and our long-term goal of maximizing the value of our communities. We continue to believe that many of our communities are in desirable locations that are difficult to replace and in markets where approvals have been increasingly difficult to achieve. We believe that many of these communities have substantial embedded value that may be realized in the future and that this value should not necessarily be compromised in a soft market.
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
We continue to see reduced competition from the small and mid-sized private builders that had been our primary competitors in the luxury market. We believe that many of these builders are no longer in business and that access to capital by the surviving private builders is already severely constrained. We envision that there will be fewer and more selective lenders serving our industry when the market rebounds and that those lenders likely will gravitate to the homebuilding companies that offer them the greatest security, the strongest balance sheets and the broadest array of potential business opportunities. While some builders may re-emerge with new capital, the scarcity of attractive land is a further impediment to their re-emergence. We believe that this reduced competition, combined with attractive long-term demographics, will reward those well-capitalized builders that can persevere through the current challenging environment.
As market conditions improve over time, we believe that geographic and product diversification, access to lower-cost capital and strong demographics will benefit those builders, like us, who can control land and persevere through the increasingly difficult regulatory approval process. We believe that these factors favor the large publicly traded homebuilding companies with the capital and expertise to control home sites and gain market share. We also believe that over the past five years, many builders and land developers reduced the number of home sites that were taken through the approval process. The process continues to be difficult and lengthy, and the political pressure from no-growth proponents continues to increase, but we believe our expertise in taking land through the approval process and our already-approved land positions will allow us to grow in the years to come as market conditions improve.
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
In response to the decline in market conditions over the past several years, we have re-evaluated and renegotiated or canceled many of our land purchase contracts. In addition, we have sold, and may continue to sell, certain parcels of land that we have identified as non-strategic. As a result, we reduced our land position from a high of approximately 91,200 home sites at April 30, 2006 to a low of approximately 31,700 home sites at January 31, 2010. Based on our belief that the housing market has begun to recover, the increased attractiveness of land available for purchase and the revival of demand in certain areas, we have begun to increase our land positions. During fiscal 2011 and in the six-month period ended April 30, 2012, we acquired control of approximately 5,300 home sites (net of options terminated) and 3,200 home sites (net of options terminated), respectively. The 3,200 home sites acquired in the six-month period of fiscal 2012 includes approximately 1,500 home sites that were acquired in the CamWest asset purchase. At April 30, 2012, we controlled approximately 39,500 home sites of which we owned approximately 32,300 of them. Of these 32,300 home sites, significant improvements were completed on approximately 12,100 of them. At April 30, 2012 and 2011, we were selling from 230 and 203 communities, respectively. At January 31, 2012 and 2011, we were selling from 228 and 200 communities, respectively. At October 31, 2011, we were selling from 215 communities, compared to 195 communities at October 31, 2010. Our November 2011 acquisition of CamWest assets increased our selling community count by 15.
We expect to be selling from 230 to 245 communities at October 31, 2012. At April 30, 2012, we had 46 communities that were temporarily closed due to market conditions and 50 communities that we had acquired the land for but have temporarily decided not to open. We expect to reopen 13 communities by May 1, 2013.
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
While the range of mortgage products available to a potential home buyer is not what it was in 2005 - 2007, we have seen improvements over the past year. Indications from industry participants, including commercial banks, mortgage banks, mortgage REITS and mortgage insurance companies are that availability, parameters and pricing of jumbo loans are all improving. We believe that improvement should not only enhance financing alternatives for existing jumbo buyers, but should help to offset the reduction in Fannie Mae/Freddie Mac-eligible loan amounts in some markets. Based on the mortgages provided by our mortgage subsidiary during the past 15 months, we do not expect the change in the Fannie Mae/Freddie Mac-eligible loan amounts to have a significant impact on our business.
There has been significant media attention given to mortgage put-backs, a practice by which a buyer of a mortgage loan tries to recoup losses from the loan originator. We do not believe this is a material issue for our mortgage subsidiary. Of the approximately 14,640 loans sold by our mortgage subsidiary since November 1, 2004, only 27 have been the subject of either actual indemnification payments or take-backs or contingent liability loss provisions related thereto. We believe that this is due to (i) our typical home buyer's financial position and sophistication, (ii) on average, our home buyers who use mortgage financing to purchase a home pay approximately 30% of the purchase price in cash, (iii) our general practice of not originating certain loan types such as option adjustable rate mortgages and down payment assistance products, and our origination of very few sub-prime, high loan-to-value and no documentation loans, (iv) our elimination of “early payment default” provisions from each of our agreements with our mortgage investors several years ago, and (v) the quality of our controls, processes and personnel in our mortgage subsidiary.
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
Gibraltar
We continue to look for distressed real estate opportunities through Gibraltar. Gibraltar continues to selectively review a steady flow of new opportunities, including bank portfolios and other distressed real estate investments. In December 2011, Gibraltar acquired three portfolios of non-performing loans consisting of 11 loans with an unpaid principal balance of approximately $51.4 million. The portfolio included non-performing loans secured by commercial land and buildings in various stages of completion. The portfolios that Gibraltar previously acquired were primarily residential acquisition, development, and construction loans secured by properties in various stages of completion.
At April 30, 2012, Gibraltar had direct investments in loan portfolios, real estate owned and a participation in a loan portfolio of approximately $95.9 million and an investment in a structured asset joint venture of $35.7 million. At April 30, 2012, Gibraltar directly, through a loan participation and through a joint venture, controlled 327 loans and properties with a net unpaid principal or estimated fair value of approximately $1.3 billion.
During the six-month periods ended April 30, 2012 and 2011, we recognized income of $6.9 million and $1.1 million from the Gibraltar operations, respectively, including its equity in the earnings from its investment in a structured asset joint venture. For the three-month periods ended April 30, 2012 and 2011, we recognized income of $5.2 million and $0.9 million, respectively.
CONTRACTS AND BACKLOG
The aggregate value of gross sales contracts signed increased 46.8% in the six-month period ended April 30, 2012, as compared to the six-month period ended April 30, 2011. The value of gross sales contracts signed was $1.24 billion (2,017 homes) and $847.0 million (1,496 homes) in the six-month periods ended April 30, 2012 and 2011, respectively. The increase in the aggregate value of gross contracts signed in the six-month period of fiscal 2012, as compared to the comparable period of fiscal 2011 was the result of a 34.8% increase in the number of gross contracts signed, and a 8.9% increase in the average value of each contract signed. The increase in the number of gross contracts signed was primarily due to an increase in demand for our homes and a 15% increase in the number of selling communities in the fiscal 2012 period, as compared to the fiscal 2011 period. Approximately one-half of the increase in the average value of each contract signed was due to the sales contracts signed at one of our luxury high-rise developments in the metro-New York market in the first quarter of fiscal 2012 which averaged approximately $4.1 million each; the remaining increase in the average price of the contracts signed was primarily attributable to a change in mix to more expensive product and/or areas, reduced incentives given on new contracts in the period and, in some of our communities, increased prices.
The aggregate value of gross sales contracts signed increased 48.3% in the three-month period ended April 30, 2012, as compared to the three-month period ended April 30, 2011. The value of gross sales contracts signed was $773.0 million (1,322 homes) and $521.1 million (915 homes) in the three-month periods ended April 30, 2012 and 2011, respectively. The increase in the aggregate value of gross contracts signed in the three-month period of fiscal 2012, as compared to the comparable period of fiscal 2011, was the result of a 44.5% increase in the number of gross contracts signed, and a 2.7% increase in the average value of each contract signed. The increase in the number of gross contracts signed was primarily due to increased demand and a 14% increase in the number of selling communities in the fiscal 2012 period, as compared to the fiscal 2011 period. The increase in the average price of the contracts signed was primarily attributable to a change in mix to more expensive product and/or areas, reduced incentives given on new contracts in the period and, in some of our communities, increased prices.
The aggregate value of net contracts signed increased 48.4% in the six-month period ended April 30, 2012, as compared to the six-month period ended April 30, 2011. The value of net contracts signed was $1.2 billion (1,942 homes) in the fiscal 2012 period and $808.1 million (1,427 homes) in the fiscal 2011 period. The increase in the fiscal 2012 period, as compared to the fiscal 2011 period, was the result of a 36.1% increase in the number of net contracts signed, and a 9.1% increase in the average value of each contract signed. The increase in the number of net contracts signed in the fiscal 2012 period, as compared to the fiscal 2011 period, was the result of the higher number of gross contracts signed in the fiscal 2012 period and the reduced rate of contract cancellations in the fiscal 2012 period, as compared to the fiscal 2011 period.
The aggregate value of net contracts signed increased 50.7% in the three-month period ended April 30, 2012, as compared to the three-month period ended April 30, 2011. The value of net contracts signed was $754.7 million (1,290 homes) in the fiscal 2012 period and $500.9 million (879 homes) in the fiscal 2011 period. The increase in the fiscal 2012 period, as compared to the fiscal 2011 period, was the result of a 46.8% increase in the number of net contracts signed, and a 2.7% increase in the average value of each contract signed. The increase in the number of net contracts signed in the fiscal 2012 period, as compared to the fiscal 2011 period, was the result of the higher number of gross contracts signed in the fiscal 2012 period and the reduced rate of contract cancellations in the fiscal 2012 period, as compared to the fiscal 2011 period.
In the six-month period ended April 30, 2012, home buyers canceled $43.9 million (75 homes) of signed contracts, representing 3.5% of the gross value of contracts signed and 3.7 % of the gross number of contracts signed. In the six-month period ended April 30, 2011, home buyers canceled $38.9 million (69 homes) of signed contracts, representing 4.6% of both the gross value of contracts signed and the gross number of contracts signed. The average value of the contracts canceled in the six-month period of fiscal 2012 increased approximately 3.7%, as compared to the six-month period of fiscal 2011.

In the three-month period ended April 30, 2012, home buyers canceled $18.3 million (32 homes) of signed contracts, representing 2.4% of both the gross value of contracts signed and the gross number of contracts signed. In the three-month period ended April 30, 2011, home buyers canceled $20.2 million (36 homes) of signed contracts, representing 3.9% of both the gross value of contracts signed and the gross number of contracts signed. The average value of the contracts canceled in the three-month period of fiscal 2012 increased approximately 1.9%, as compared to the three-month period of fiscal 2011.
Backlog consists of homes under contract but not yet delivered to our home buyers. The value of our backlog at April 30, 2012 of $1.50 billion (2,403 homes) increased 48.9%, as compared to our backlog at April 30, 2011 of $1.01 billion (1,760 homes). Our backlog at October 31, 2011 and 2010 was $981.1 million (1,667 homes) and $852.1 million (1,494 homes), respectively. The increase in the value of backlog at April 30, 2012, as compared to the backlog at April 30, 2011, was primarily attributable to the increase in the aggregate value of net contracts signed in the six-month period ended April 30, 2012, as compared to the six-month period ended April 30, 2011, and the higher backlog at October 31, 2011, as compared to the backlog at October 31, 2010, offset, in part, by the increase in the aggregate value of our deliveries in the six months of fiscal 2012, as compared to the aggregate value of deliveries in the six months of fiscal 2011.
For more information regarding revenues, gross contracts signed, contract cancellations and net contracts signed by geographic segment, see “Geographic Segments” in this MD&A.
CRITICAL ACCOUNTING POLICIES
As disclosed in our annual report on Form 10-K for the fiscal year ended October 31, 2011, our most critical accounting policies relate to inventory, income taxes - valuation allowances and revenue and cost recognition. Since October 31, 2011, there have been no significant changes to those critical accounting policies.
OFF-BALANCE SHEET ARRANGEMENTS
We have investments in and advances to various unconsolidated entities. At April 30, 2012, we had investments in and advances to these entities, net of impairment charges recognized, of $200.3 million, and were committed to invest or advance $49.3 million to these entities if they require additional funding. Our investments in these entities are accounted for using the equity method.
The trends, uncertainties or other factors that have negatively impacted our business and the industry in general have also impacted the unconsolidated entities in which we have investments. We review each of our investments on a quarterly basis for indicators of impairment. A series of operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of our investment in the unconsolidated entity has occurred. If a loss exists, we further review to determine if the loss is other than temporary, in which case we write down the investment to its fair value. The evaluation of our investment in unconsolidated entities entails a detailed cash flow analysis using many estimates including but not limited to expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, market conditions and anticipated cash receipts, in order to determine projected future distributions. Each of the unconsolidated entities evaluates its inventory in a similar manner as we do. See “Critical Accounting Policies - Inventory” contained in the MD&A in our Annual Report on Form 10-K for the year ended October 31, 2011 for more detailed disclosure on our evaluation of inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, our proportionate share is reflected in income (loss) from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities. During the six-month and three-month periods ended April 30, 2012, based upon our evaluation of the fair value of our investments in unconsolidated entities, we determined that there were no impairments of our investments in these joint ventures. In the second quarter of fiscal 2012, we recognized a $1.6 million recovery of previously accrued charges. During the six-month and three-month periods ended April 30, 2011, based upon our evaluation of the fair value of our investments in unconsolidated entities, we determined that there was an impairment to our investment in a development joint venture and recognized impairment charges of $39.6 million and $19.6 million, respectively. See Note 4 - “Investments and Advances to Unconsolidated Entities - Development Joint Ventures” in the condensed consolidated financial statements for more information concerning these impairment charges.
On October 27, 2011, a bankruptcy court issued an order confirming a plan of reorganization for South Edge, LLC (“South Edge”), a Nevada land development joint venture which was the subject of an involuntary bankruptcy petition filed in December 2010. Pursuant to the plan of reorganization, South Edge settled litigation regarding a loan made by a syndicate of lenders to South Edge having a principal balance of $327.9 million, for which we had executed certain completion guarantees and conditional repayment guarantees. In November 2011, we made a payment of $57.6 million as our share of the settlement. We believe we have made adequate provision at April 30, 2012 for any remaining exposure to lenders which are not parties to the agreement. Our carrying value of our investment in Inspirada Builders, LLC is carried at nominal value. See Note 4 - “Investments and Advances to Unconsolidated Entities - Development Joint Ventures” in the condensed consolidated financial statements for more information concerning this venture.
In December 2011, we entered into a joint venture to develop a high-rise luxury for-sale/rental project in the metro-New York market. At April 30, 2012, we had $79.0 million invested in this joint venture and were committed to make additional contributions of $37.5 million to it. Under the terms of the agreement, upon completion of the construction of the building, we will acquire ownership of the top eighteen floors of the building to sell, for our own account, luxury condominium units and our partner will receive ownership of the lower floors containing residential, for lease units and retail space.
In the second quarter of fiscal 2012, we entered into an agreement to acquire a 50% interest in an existing land joint venture for approximately $110 million. At April 30, 2012, we had made a non-refundable deposit on this agreement of $10 million. It is our intention to acquire a substantial number of lots from this joint venture. This transaction is expected to be completed in the third quarter of fiscal 2012.
Pursuant to the Securities and Exchange Commission Regulation S-X, TMF Kent Partners, LLC (“TMF”) and KTL 303 LLC (“KTL”) were deemed significant joint ventures for the fiscal year ended October 31, 2011. We have a 50% ownership interest in TMF and KTL.
TMF was formed to acquire land and construct two luxury condominium buildings comprising a total of 450 residential units and a parking garage, located in Brooklyn, New York. Building 1, comprised of 180 units, was completed in fiscal 2008 and was substantially settled out as of October 31, 2010. TMF began construction of Building 2, comprised of 270 units, in fiscal 2008 and commenced settlement of units in October 2010. As of April 30, 2012, 235 units in Building 2 have been settled. TMF expects Building 2 to be substantially settled out by October 31, 2012.
KTL was formed to develop, finance, construct and market a 14 story luxury condominium building, comprised of 128 residential units and approximately 14,500 square feet of commercial space, located in Manhattan, New York. KTL began construction of the building in fiscal 2008 and commenced settling units in fiscal 2010. As of April 30, 2012, KTL had one unit left to settle. KTL expects to be settled out by October 31, 2012.
RESULTS OF OPERATIONS
The following table sets forth, for the six-month and three-month periods ended April 30, 2012 and 2011, a comparison of certain statement of operations items ($ in millions):

	Six months ended April 30,				Three months ended April 30,
	2012		2011		2012		2011
	$	%*	$	%*	$	%*	$	%*
Revenues	695.6		653.8		373.7		319.7
Cost of revenues	578.4	83.2	558.3	85.4	306.8	82.1	276.4	86.4
Selling, general and administrative	137.9	19.8	128.3	19.6	68.3	18.3	67.1	21.0
Interest expense	—		1.5	0.2	—		0.4	0.1
	716.3	103.0	688.1	105.3	375.1	100.4	343.8	107.5
Loss from operations	(20.7)		(34.3)		(1.4)		(24.1)
Other
Income (loss) from unconsolidated entities	13.7		(22.3)		7.0		(11.3)
Interest and other	16.3		8.1		10.1		4.0
Income (loss) before income tax benefit	9.2		(48.5)		15.6		(31.5)
Income tax benefit	(4.8)		(31.2)		(1.2)		(10.7)
Net income (loss)	14.1		(17.4)		16.9		(20.8)
*     Percent of revenues
Note:     Due to rounding, amounts may not add.

REVENUES AND COST OF REVENUES
Revenues for the six months ended April 30, 2012 were higher than those for the comparable period of fiscal 2011 by approximately $41.8 million, or 6.4%. This increase was attributable to an increase in the number of homes delivered. The increase in the number of homes delivered in the six-month period ended April 30, 2012, as compared to the comparable period of fiscal 2011, was primarily due to the higher number of homes in backlog at the beginning of fiscal 2012, as compared to the beginning of fiscal 2011, and deliveries from our November 2011 acquisition of CamWest. In the six-month period ended April 30, 2012, we delivered 70 homes with a sales value of $32.1 million from our CamWest operations.
Cost of revenues as a percentage of revenues was 83.2% in the six-month period ended April 30, 2012 , as compared to 85.4% in the six-month period ended April 30, 2011. In the six-month periods ended April 30, 2012 and 2011, we recognized inventory impairment charges and write-offs of $10.1 million and $18.0 million, respectively. Cost of revenues as a percentage of revenues, excluding impairments, was 81.7% of revenues in the six-month period ended April 30, 2012, as compared to 82.6% in the fiscal 2011 period. The decrease in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in the fiscal 2012 period, as compared to the comparable period of fiscal 2011, was due primarily to lower interest costs in the fiscal 2012 period, as compared to the fiscal 2011 period, the impact of one of our high-rise buildings which had significantly higher margins than our normal product, and the reduction in costs realized from our centralized purchasing initiatives, offset, in part, by the impact on costs from the application of purchase accounting on the homes delivered from the acquisition of CamWest in November 2011. In the six-month periods ended April 30, 2012 and 2011, interest cost as a percentage of revenues was 4.9% and 5.4%, respectively.
Revenues for the three months ended April 30, 2012 were higher than those for the comparable period of fiscal 2011 by approximately $54.0 million, or 16.9%. This increase was attributable to a 13.5% increase in the number of homes delivered and a 3.0% increase in the average price of the homes delivered. The increase in the number of homes delivered in the fiscal 2012, as compared to the fiscal 2011 period, was due primarily to the higher number of homes in backlog at the beginning of fiscal 2012, as compared to the beginning of fiscal 2011, and deliveries from our November 2011 acquisition of CamWest. In the three-month period ended April 30, 2012, we delivered 47 homes with a sales value of $21.7 million from our CamWest operations.
Cost of revenues as a percentage of revenues was 82.1% in the three-month period ended April 30, 2012, as compared to 86.4% in the three-month period ended April 30, 2011. In the three-month periods ended April 30, 2012 and 2011, we recognized inventory impairment charges and write-offs of $2.0 million and $12.9 million, respectively. Cost of revenues as a percentage of revenues, excluding impairments, was 81.6% of revenues in the three-month period ended April 30, 2012, as compared to 82.4% in the fiscal 2011 period. The decrease in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in the fiscal 2012 period, as compared to the comparable period of fiscal 2011, was due primarily to lower interest costs in the fiscal 2012 period, as compared to the fiscal 2011 period, the impact of one of our high-rise buildings which had significantly higher margins then our normal product, and from the benefits from cost savings of our centralized purchasing initiatives. The reduction in costs was offset, in part, by the impact on costs from the application of purchase accounting on the homes delivered from the acquisition of CamWest in November 2011. In the three-month periods ended April 30, 2012 and 2011, interest cost as a percentage of revenues was 4.7% and 5.4%, respectively.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)
SG&A expense increased by $9.6 million in the six-month period ended April 30, 2012, as compared to the six-month period ended April 30, 2011. As a percentage of revenues, SG&A was 19.8% in the six-month period ended April 30, 2012, as compared to 19.6% in the fiscal 2011 period. The increase in SG&A expense was due primarily to increased compensation costs, increased sales and marketing costs and by a reduction in SG&A expense in the fiscal 2011 period from an insurance claim recovery and the reversal of previously accrued costs due to change in estimates. The increased compensation and sales and marketing costs were due primarily to the increased number of communities we had open in the fiscal 2012 period, as compared to the fiscal 2011 period.
SG&A expense increased by $1.2 million in the three-month period ended April 30, 2012, as compared to the three-month period ended April 30, 2011. As a percentage of revenues, SG&A was 18.3% in the three-month period ended April 30, 2012, as compared to 21.0% in the fiscal 2011 period. The increase in SG&A expense was due primarily to increased compensation costs and increased sales and marketing costs, and by a reduction in SG&A expense in the fiscal 2011 period from an insurance claim recovery and the reversal of previously accrued costs due to change in estimates. The increased compensation costs and increased sales and marketing costs were due primarily to the increased number of communities we had open in the fiscal 2012 period, as compared to the fiscal 2011 period.

INTEREST EXPENSE
Interest incurred on average homebuilding indebtedness in excess of average qualified inventory is charged directly to the statement of operations in the period incurred. Interest expensed directly to the statement of operations in the six-month and three-month periods ended April 30, 2011 was $1.5 million and $0.4 million, respectively. Due to the increase in qualified inventory in the six-month period ended April 30, 2012, we did not have any directly expensed interest in the period.
INCOME (LOSS) FROM UNCONSOLIDATED ENTITIES
We are a participant in several joint ventures. We recognize our proportionate share of the earnings and losses from these entities. The trends, uncertainties or other factors that have negatively impacted our business and the industry in general and which are discussed in the “Overview” section of this MD&A have also impacted the unconsolidated entities in which we have investments. Most of our joint ventures are land development projects or high-rise/mid-rise construction projects and do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, these joint ventures will generally, over a relatively short period of time, generate revenues and earnings until all the assets of the entity are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from quarter-to-quarter and year-to-year.
In the six-month period ended April 30, 2012, we recognized $13.7 million of income from unconsolidated entities, as compared to $22.3 million of loss in the comparable period of fiscal 2011. The loss in the six-month period ended April 30, 2011 included $39.6 million of impairment charges that we recognized on our investments in unconsolidated entities. No impairment charges were recognized in the six-month period ended April 30, 2012. In the six-month period ended April 30, 2012, we recognized a $1.6 million recovery of previously accrued charges. The $5.2 million decrease in income in the fiscal 2012 period, as compared to the fiscal 2011 period, excluding the impairment charges recognized in the fiscal 2011 period and the recovery recognized in the fiscal 2012 period, was due principally to lower income generated from our condominium joint ventures, primarily due to the delivery of fewer units in the fiscal 2012 period than in the 2011 period, a distribution received in the fiscal 2011 period from the Trust in excess of our cost basis in the Trust, and lower income realized from our structured asset joint venture in the fiscal 2012 period, as compared to the fiscal 2011 period, offset, in part, by higher income generated in the fiscal 2012 period, as compared to fiscal 2011 period, from our development joint ventures.
In the three-month period ended April 30, 2012, we recognized $7.0 million of income from unconsolidated entities, as compared to $11.3 million of loss in the comparable period of fiscal 2011. The loss in the fiscal 2011 period included a $19.6 million impairment charge that we recognized on our investments in unconsolidated entities. No impairment charge was recognized in the fiscal 2012 period. In the three-month period ended April 30, 2012, we recognized a $1.6 million recovery of previously accrued charges. Excluding the $19.6 million impairment charge recognized in the fiscal 2011 period and the $1.6 million recovery recognized in the fiscal 2012 period, income from unconsolidated entities decreased in the fiscal 2012 period by $2.9 million, as compared to the fiscal 2011 period. The decrease in income from unconsolidated entities in the fiscal 2012 period, as compared to the fiscal 2011 period, was due principally to lower income generated from our condominium joint ventures, primarily due to the delivery of fewer units in the fiscal 2012 period than in the 2011 period, and a distribution received in the fiscal 2011 period from the Trust in excess of our cost basis in the Trust, offset, in part, by higher income realized from our structured asset joint venture in the fiscal 2012 period, as compared to the fiscal 2011 period.
OTHER INCOME - NET
Other income - net includes the gains and losses from our ancillary business, interest income, management fee income, retained customer deposits, income/losses on land sales and other miscellaneous items.
For the six months ended April 30, 2012 and 2011, other income was $16.3 million and $8.1 million, respectively. The increase in other income in the six-month period ended April 30, 2012, as compared to the fiscal 2011 period, was primarily due to an increase in income from our Gibraltar operations and improved performance from our golf operations in the fiscal 2012 period, as compared to the fiscal 2011 period, offset, in part, by lower interest income in the fiscal 2012 period, as compared to the fiscal 2011 period.
For the three months ended April 30, 2012 and 2011, other income was $10.1 million and $4.0 million, respectively. The increase in other income in the three-month period ended April 30, 2012, as compared to the fiscal 2011 period, was primarily due to an increase in income from our Gibraltar operations and improved performance from our golf operations in the fiscal 2012 period, as compared to the fiscal 2011 period, and a $1.0 million increase in the gains on land sales in the fiscal 2012 period, as compared to the fiscal 2011 period, offset, in part, by lower interest income in the fiscal 2012 period, as compared to the fiscal 2011 period.

INCOME (LOSS) BEFORE INCOME TAX BENEFIT
For the six-month period ended April 30, 2012, we reported income before income tax benefit of $9.2 million, as compared to a loss before income tax benefit of $48.5 million in the six-month period ended April 30, 2011.
For the three-month period ended April 30, 2012, we reported income before income tax benefit of $15.6 million, as compared to a loss before income tax benefit of $31.5 million in the three-month period ended April 30, 2011.
INCOME TAX BENEFIT
We recognized a $4.8 million tax benefit in the six-month period ended April 30, 2012. Based upon the federal statutory rate of 35%, our tax provision would have been $3.2 million. The difference between the tax benefit recognized and the tax provision based on the federal statutory rate was due primarily to the reversal of $5.3 million of previously accrued taxes on uncertain tax positions (net of federal tax provision), the reversal of $3.3 million of deferred tax valuation allowance, and a $2.1 million increase of new deferred tax assets, offset, in part, by $2.0 million of accrued interest and penalties (net of federal tax provision), a $0.4 million provision for state income taxes, and a $0.3 million increase in our provision for uncertain tax positions.
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
We recognized a $1.2 million tax benefit in the three-month period ended April 30, 2012. Based upon the federal statutory rate of 35%, our tax provision would have been $5.5 million. The difference between the tax benefit recognized and the tax provision based on the federal statutory rate was due primarily to the reversal of $4.6 million of deferred tax valuation allowance, the reversal of $1.2 million of previously accrued taxes on uncertain tax positions (net of federal tax provision), and a $1.6 million increase of new deferred tax assets, offset, in part, by a $0.7 million provision for state income taxes.
We recognized a $10.7 million tax benefit in the three-month period ended April 30, 2011. Based upon the federal statutory rate of 35%, our tax benefit would have been $11.0 million. The difference between the tax benefit recognized and the tax benefit based on the federal statutory rate was due primarily to a net new deferred tax valuation allowance of $0.7 million, $0.8 million of accrued interest and penalties, offset, in part, by a tax benefit for state income taxes, net of federal benefit of $1.0 million.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings and the public debt and equity markets. At April 30, 2012, we had $709.0 million of cash and cash equivalents and $218.4 million of marketable securities. At October 31, 2011, we had $906.3 million of cash and cash equivalents and $233.6 million of marketable securities. Cash used in operating activities during the six-month period ended April 30, 2012 was $272.9 million. Cash used in operating activities during the fiscal 2012 period was primarily used to fund the purchase of inventory, reduce accounts payable and accrued liabilities, including the payment of $57.6 million to fund the litigation settlement related to South Edge, and to replace letters of credit with cash deposits, offset, in part, by the sale of mortgage loans, net of mortgage originations. In the six-month period ended April 30, 2012, cash used in our investing activities was $208.0 million, including $144.7 million for the acquisition of the assets of CamWest, $75.0 million to fund a new joint venture project in New York City, $27.5 million for investments in a non-performing loan portfolio and $4.7 million for the purchase of property and equipment. The cash used in investing activities was offset, in part, by $11.9 million of net sales and redemptions of marketable securities and $32.2 million of cash received as returns on our investments in unconsolidated entities and in non-performing loan portfolios and foreclosed real estate. We generated $283.5 million of cash from financing activities in the six-month period ended April 30, 2012, primarily from the issuance of $300 million of 5.875% Senior Notes due 2022 in February 2012 and $17.2 million from the proceeds of our stock-based benefit plans, offset, in part, by the repayment of $29.6 million of our mortgage company warehouse facility, net of new borrowings under it, and the repayment of other loans payable.
At April 30, 2011, we had $949.9 million of cash and cash equivalents and $297.8 million of marketable securities. Cash provided by operating activities during the six-month period ended April 30, 2011 was $97.6 million. Cash provided by operating activities during the fiscal 2011 period was primarily from the receipt of a federal income tax refund for fiscal 2010, earnings before depreciation and amortization, inventory impairments and loss from unconsolidated entities, the sale of mortgage loans, net of mortgage originations, an increase in customer deposits, and a decrease in restricted cash, offset, in part, by the purchase of inventory and the decrease in accounts payable and accrued liabilities. We used $133.5 million of cash in our investing activities in the six-month period ended April 30, 2011, primarily for investments in marketable securities, net of sales of marketable securities, and for our investment in a participation in a non-performing loan portfolio. We also used $53.3 million of cash in financing activities in the six-month period ended April 30, 2011, primarily for the repayment of our mortgage warehouse facility, net of new borrowings under it, and the repayment of other loans payable.
On February 7, 2012, we issued $300 million principal amount of 5.875% Senior Notes due 2022 (the “5.875% Senior Notes”) and received $296.2 million of net proceeds from the issuance of the 5.875% Senior Notes.
On March 5 , 2012, we issued an additional $119.9 million principal of our 5.875% Senior Notes due 2022 in exchange for $80.7 million principal amount of our 6.875% Senior Notes due 2012 and for $36.9 million principal amount of our 5.95% Senior Notes due 2013. We recognized an expense of approximately $1.0 million in the quarter ending April 30, 2012 representing the aggregate costs associated with the exchange of both series of notes; these expenses are included in SG&A.
At April 30, 2012, the aggregate purchase price of land parcels under option and purchase agreements was approximately $524.7 million. Of the $524.7 million of land purchase commitments, we had paid or deposited $29.7 million, and, if we acquire all of these land parcels, we will be required to pay $495.0 million. The purchases of these land parcels are scheduled over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own approximately 32,300 home sites at April 30, 2012, we do not need to buy home sites immediately to replace those which we deliver. In addition, we generally do not begin construction of our single-family detached homes until we have a signed contract with the home buyer. Should our business decline from present levels, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, not incur additional costs to improve land we already own and as we sell and deliver the speculative homes that are currently in inventory, all of which should result in additional cash flow from operations. In addition, we might curtail our acquisition of additional land which would further reduce our inventory levels and cash needs. During the six-month period ended April 30, 2012, we acquired control of approximately 3,200 lots (net of lot options terminated). At April 30, 2012, we owned or controlled through options approximately 39,500 home sites, as compared to approximately 35,900 at April 30, 2011, 37,500 at October 31, 2011, and approximately 91,200 at April 30, 2006, our peak in terms of home sites owned or controlled through options. Of the 39,500 home sites owned or controlled through options at April 30, 2012, we owned approximately 32,300 of them; significant improvements were completed on approximately 12,100 of them.
At April 30, 2012, we had $819.3 million available to us under our $885.0 million revolving credit facility with 12 banks, which matures in October 2014. At April 30, 2012, we had no outstanding borrowings under the credit facility but had outstanding letters of credit of approximately $65.7 million. Under the terms of the credit facility, we are not permitted to allow our maximum leverage ratio (as defined in the credit agreement) to exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of approximately $1.89 billion at April 30, 2012. At April 30, 2012, our leverage ratio was approximately 0.37 to 1.00, and our tangible net worth was approximately $2.58 billion. Based upon the minimum tangible net worth requirement at April 30, 2012, our ability to pay dividends was limited to an aggregate amount of approximately $694 million and our ability to repurchase our common stock was limited to an aggregate amount of approximately $999 million at April 30, 2012. In addition, at April 30, 2012, we had $13.0 million of letters of credit outstanding which were not part of our credit facility; these letters of credit were collateralized by $13.3 million of cash deposits.
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

GEOGRAPHIC SEGMENTS
We operate in four geographic segments around the United States: the North, consisting of Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey and New York; the Mid-Atlantic, consisting of Delaware, Maryland, Pennsylvania, Virginia; the South, consisting of Florida, North Carolina, South Carolina, and Texas; and the West, consisting of Arizona, California, Colorado, Nevada and Washington.
The tables below summarize information related to revenues, gross contracts signed, contract cancellations and net contracts signed by geographic segment for the six-month and three-month periods ended April 30, 2012 and 2011, and information related to backlog by geographic segment at April 30, 2012 and 2011, and at October 31, 2011 and 2010 ($ in millions).
Revenues:

	Six Months Ended April 30,				Three Months Ended April 30,
	2012 Units	2011 Units	2012	2011	2012 Units	2011 Units	2012	2011
North	337	316	$186.7	$167.1	200	167	$111.1	$84.6
Mid-Atlantic	369	363	204.4	203.4	190	184	103.6	99.6
South	278	239	158.8	128.4	142	124	82.4	66.5
West	251	243	145.7	154.9	138	116	76.6	69.0
	1,235	1,161	$695.6	$653.8	670	591	$373.7	$319.7
Gross Contracts Signed:

	Six Months Ended April 30,				Three Months Ended April 30,
	2012 Units	2011 Units	2012	2011	2012 Units	2011 Units	2012	2011
North	551	387	$381.2	$216.6	336	239	$195.4	$134.0
Mid-Atlantic	570	483	320.1	269.6	381	287	210.8	157.6
South	430	357	269.5	204.7	259	224	165.6	130.9
West	466	269	272.5	156.1	346	165	201.2	98.6
	2,017	1,496	$1,243.3	$847.0	1,322	915	$773.0	$521.1
Contract cancellations:

	Six Months Ended April 30,				Three Months Ended April 30,
	2012 Units	2011 Units	2012	2011	2012 Units	2011 Units	2012	2011
North	24	31	$13.0	$17.5	10	15	$5.7	$8.7
Mid-Atlantic	14	12	9.4	6.3	7	6	4.3	3.1
South	20	12	11.6	7.1	8	5	4.0	2.4
West	17	14	9.9	8.0	7	10	4.3	6.0
	75	69	$43.9	$38.9	32	36	$18.3	$20.2

Net Contracts Signed:

	Six Months Ended April 30,				Three Months Ended April 30,
	2012 Units	2011 Units	2012	2011	2012 Units	2011 Units	2012	2011
North	527	356	$368.3	$199.1	326	224	$189.8	$125.3
Mid-Atlantic	556	471	310.7	263.3	374	281	206.4	154.6
South	410	345	257.8	197.6	251	219	161.6	128.4
West	449	255	262.6	148.1	339	155	196.9	92.6
	1,942	1,427	$1,199.4	$808.1	1,290	879	$754.7	$500.9
Contract cancellations as a percentage of gross contracts:

	Six Months Ended April 30,				Three Months Ended April 30,
	2012 Units	2011 Units	2012	2011	2012 Units	2011 Units	2012	2011
North	4.4%	8.0%	3.4%	8.1%	3.0%	6.3%	2.9%	6.5%
Mid-Atlantic	2.5%	2.5%	2.9%	2.3%	1.8%	2.1%	2.0%	1.9%
South	4.7%	3.4%	4.3%	3.5%	3.1%	2.2%	2.4%	1.8%
West	3.6%	5.2%	3.6%	5.2%	2.0%	6.1%	2.1%	6.1%
Total	3.7%	4.6%	3.5%	4.6%	2.4%	3.9%	2.4%	3.9%
Backlog:

	At April 30,				At October 31,
	2012 Units	2011 Units	2012	2011	2011 Units	2010 units	2011	2010
North	743	561	$488.9	$291.3	553	521	$307.4	$259.3
Mid-Atlantic	674	583	395.2	344.3	487	475	288.9	284.4
South	574	402	362.2	228.9	442	296	263.2	159.7
West	412	214	252.2	141.9	185	202	121.6	148.7
	2,403	1,760	$1,498.5	$1,006.4	1,667	1,494	$981.1	$852.1
Revenues and Income (Loss) Before Income Taxes:
The following table summarizes by geographic segments total revenues and income (loss) before income taxes for the six-month and three-month periods ended April 30, 2012 and 2011 (amounts in millions):

	Six months ended April 30,		Three months ended April 30,
	2012	2011	2012	2011
Revenue:
North	$186.7	$167.1	$111.1	$84.6
Mid-Atlantic	204.4	203.4	103.6	99.6
South	158.8	128.4	82.4	66.5
West	145.7	154.9	76.6	69.0
Total	$695.6	$653.8	$373.7	$319.7

	Six months ended April 30,		Three months ended April 30,
	2012	2011	2012	2011
Income (loss) before income taxes:
North	$17.7	$14.5	$16.7	$7.4
Mid-Atlantic	18.8	15.1	7.7	6.4
South	4.1	(13.6)	6.2	(12.3)
West	9.0	(27.1)	3.6	(11.9)
Corporate and other (a)	(40.4)	(37.4)	(18.6)	(21.1)
Total	$9.2	$(48.5)	$15.6	$(31.5)

(a)
“Corporate and other” is comprised principally of general corporate expenses such as the offices of the Executive Officers of the Company, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, directly expensed interest, interest income and income from the Company’s ancillary businesses and income (loss) from a number of its unconsolidated entities.

North
Revenues in the six months ended April 30, 2012 were higher than those for the comparable period of fiscal 2011 by $19.6 million, or 11.7%. The increase in revenues was primarily attributable to a 6.6% increase in the number of homes delivered and an increase of 4.8% in the average selling price of the homes delivered. The increase in the number of homes delivered in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily due to a higher backlog at October 31, 2011, as compared to October 31, 2010. The increase in the average price of homes delivered in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products.
The value of net contracts signed in the six months ended April 30, 2012 was $368.3 million, an 85.0% increase from the $199.1 million of net contracts signed during the six months ended April 30, 2011. This increase was primarily due to a 48.0% increase in the number of net contracts signed and a 25.0% increase in the average value of each net contract. The increase in the number of net contracts sign was primarily due to three high-rise building located in the New York and New Jersey urban market that opened in the second half of fiscal 2011, a 14% increase in the number of selling communities, and an improvement in home buyer demand in the fiscal 2012 period as compared to the fiscal 2011 period. The increase in the average sales price of net contracts signed in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily attributable to sales at two of our high-rise buildings located in the New York urban market that opened in the fourth quarter of fiscal 2011. In the six-month period ended April 30, 2012, we signed 52 contracts at these buildings with an average sales value of approximately $1.9 million each.
For the six months ended April 30, 2012, we reported income before income taxes of $17.7 million, as compared to $14.5 million for the six months ended April 30, 2011. The increase in income in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily attributable to higher earnings from the increased amount of revenues and lower cost of revenues as a percentage of revenues, in the fiscal 2012 period, as compared to the fiscal 2011 period, offset, in part, by a decrease in income from unconsolidated entities from $14.0 million in the fiscal 2011 period to $8.3 million in the fiscal 2012 period and by higher SG&A expenses. The lower cost of revenues as a percentage of revenues was primarily due to the initial closings at one of our high-rise buildings located in the New Jersey urban market which had significantly higher margins than our normal product and lower inventory impairment charges in the fiscal 2012 period, as compared to the fiscal 2011 period. In the six months ended April 30, 2012 and 2011, we recognized inventory impairment charges of $1.7 million and $3.1 million, respectively. The $5.7 million decrease in income from unconsolidated entities in the fiscal April 30, 2012 period was due principally to a decrease in income generated from two of our high-rise construction joint ventures where unit availability has diminished since the fiscal 2011 period.
Revenues in the three months ended April 30, 2012 were higher than those for the comparable period of fiscal 2011 by $26.5 million, or 31.3%. The increase in revenues was attributable to a 19.8% increase in the number of homes delivered and a 9.7% increase in the average selling price of the homes delivered, in the fiscal 2012 period, as compared to the fiscal 2011 period. The increase in the number of homes delivered in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily due to the commencement of settlements in the fiscal 2012 period at one of our high-rise building located in the New Jersey urban market. The increase in the average price of homes delivered in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products.

The value of net contracts signed in the three months ended April 30, 2012 was $189.8 million, a 51.4% increase from the $125.3 million of net contracts signed during the three months ended April 30, 2011. This increase was primarily due to a 45.5% increase in the number of net contracts signed and to a 4.0% increase in the average value of each net contract. The increase in the number of net contracts signed in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily due an increase in the number of selling communities and an improvement in home buyer demand in the fiscal 2012 period, as compared to the fiscal 2011 period, and also to contracts signed, in the fiscal 2012 period, at three high-rise buildings located in the New York and New Jersey urban markets, which opened for sale in the second half of fiscal 2011. The increase in the average sales price of net contracts signed in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily attributable to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2012 period, as compared to the fiscal 2011 period.
For the three months ended April 30, 2012 and 2011, we reported income before income taxes of $16.7 million and $7.4 million, respectively. The increase in income in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily attributable to higher earnings from the increased amount of revenues and lower cost of revenues as a percentage of revenues in the fiscal 2012 period, as compared to the fiscal 2011 period, offset, in part, by a decrease of $2.2 million in income from unconsolidated entities and higher SG&A expenses. The lower cost of revenues as a percentage of revenues in the fiscal 2012 period was primarily due to the initial closings at one of our high-rise buildings located in the New Jersey urban market which had significantly higher margins than our normal product and lower inventory impairment charges in the fiscal 2012 period, as compared to the fiscal 2011 period. The decrease in income from unconsolidated entities in the fiscal 2012 period was due principally to a decrease in income generated from two of our high-rise construction joint ventures where unit availability has diminished since the fiscal 2011 period. In the three months ended April 30, 2012, we recognized an inventory impairment recovery of $0.6 million, as compared to an inventory impairment charge of $1.7 million in the three months ended April 30, 2011.
Mid-Atlantic
For the six months ended April 30, 2012, revenues were higher than those for the six months ended April 30, 2011, by $1.0 million, or 0.5%. The increase in revenues was primarily attributable to a 1.7% increase in the number of homes delivered, partially offset by a 1.4% decrease in the average selling price of the homes delivered.
The value of net contracts signed during the six-month period ended April 30, 2012 increased by $47.3 million, or 18.0%, from the six-month period ended April 30, 2011. The increase was due to an 18.0% increase in the number of net contracts signed. The increase in the number of net contracts signed was primarily due to a 14% increase in the number of selling communities and an increase in home buyer demand, in the six-month period ended April 30, 2012, as compared to the six-month period ended April 30, 2011.
We reported income before income taxes for the six-month periods ended April 30, 2012 and 2011, of $18.8 million and $15.1 million, respectively. The increase in the income before income taxes in the fiscal 2012 period was primarily due to lower cost of revenues as a percentage of revenues in the fiscal 2012 period, as compared to the fiscal 2011 period. The decrease in the cost of revenues as a percentage of revenues in the fiscal 2012 period was primarily due to lower costs on the homes delivered in the fiscal 2012 period than those delivered in the fiscal 2011 period and lower impairment charges in the fiscal 2012 period, as compared to the comparable period of fiscal 2011. We recognized inventory impairment charges of $2.8 million and $3.8 million for the six months ended April 30, 2012 and 2011, respectively. The lower costs were primarily due to the benefits from cost savings of our centralized purchasing initiatives.
For the three months ended April 30, 2012, revenues were higher than those for the three months ended April 30, 2011 by $4.0 million, or 4.0%, primarily due to a 3.3% increase in the number of homes delivered and an increase of 0.8% in the average sales price of the homes delivered. The increase in the number of homes delivered in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily due to a higher backlog at October 31, 2011, as compared to October 31, 2010.
The value of net contracts signed during the three-month period ended April 30, 2012 increased by $51.9 million, or 33.5%, from the three-month period ended April 30, 2011. The increase was primarily due to an increase of 33.1% in the number of net contracts signed in the fiscal 2012 period, as compared to the fiscal 2011 period. The increase in the number of net contracts signed was primarily due to an increase in home buyer demand and an increase in the number of selling communities in the fiscal 2012 period as compared to the fiscal 2011 period.
We reported income before income taxes for the three-month periods ended April 30, 2012 and 2011 of $7.7 million and $6.4 million, respectively. The increase in the income before income taxes was primarily due to lower inventory impairment charges in the three-month period ended April 30, 2012, as compared to the comparable period of fiscal 2011. We recognized inventory impairment charges of $2.6 million and $3.7 million in the three-month periods ended April 30, 2012 and 2011, respectively.

South
Revenues in the six months ended April 30, 2012 were higher than those in the comparable period of fiscal 2011 by $30.5 million, or 23.7%. This increase was attributable to a 16.3% increase in the number of homes delivered and a 6.4% increase in the average price of the homes delivered. The increase in the number of homes delivered in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily due to a higher backlog at October 31, 2011, as compared to October 31, 2010, which was the result of an increase in the number of selling communities in fiscal 2011 as compared to fiscal 2010. The increase in the average price of the homes delivered in the three-month period ended April 30, 2012, as compared to the three-month period ended April 30, 2011, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2012 period, as compared to the fiscal 2011 period.
For the six months ended April 30, 2012, the value of net contracts signed increased by $60.2 million, or 30.5%, as compared to the fiscal 2011 period. The increase was attributable to increases of 18.8% and 9.8% in the number and average value of net contracts signed, respectively. The increase in the number of net contracts signed in the six-month period ended April 30, 2012, as compared to the six-month period ended April 30, 2011, was primarily due to increased demand in Florida and to an increase in the number of selling communities in the fiscal 2012 period as compared to the fiscal 2011 period. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2012 period, as compared to the fiscal 2011 period.
For the six months ended April 30, 2012, we reported income before income taxes of $4.1 million, as compared to a loss before income taxes of $13.6 million for the six months ended April 30, 2011. The increase in the income before income taxes was primarily due to a $10.0 million impairment charge that we recognized on one of our investments in unconsolidated entities in the fiscal 2011 period which did not recur in the 2012 period, lower costs on homes delivered in the fiscal 2012 period as compared to the fiscal 2011 period and higher earnings from the increased amount of revenues in the fiscal 2012 period, as compared to the fiscal 2011 period. The lower costs on homes delivered were due to the benefits from cost savings of our centralized purchasing initiatives and to a shift in the number of homes delivered to higher margin areas and/or products in the fiscal 2012 period, as compared to the fiscal 2011.
Revenues in the three months ended April 30, 2012 were higher than those in the comparable period of fiscal 2011 by $15.9 million, or 23.9%. This increase was attributable to a 15.3% increase in the number of homes delivered and a 7.5% increase in the average price of the homes delivered. The increase in the number of homes delivered in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily due to a higher backlog at October 31, 2011, as compared to October 31, 2010, which was the result of an increase in the number of selling communities in fiscal 2011 as compared to fiscal 2010. The increase in the average price of the homes delivered in the three-month period ended 2011, as compared to the three-month period ended April 30, 2011, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2012 period, as compared to the fiscal 2011 period.
For the three months ended April 30, 2012, the value of net contracts signed increased by $33.1 million, or 25.8%, as compared to the fiscal 2011 period. The increase was attributable to increases of 14.6% and 9.7% in the number and average value of net contracts signed, respectively. The increase in the number of net contracts signed in the three-month period ended April 30, 2012, as compared to the three-month period ended April 30, 2011, was primarily due to an increase in the number of net contracts signed in Florida and North Carolina as the result of increased demand and an increase in the number of selling communities in the fiscal 2012 period as compared to the fiscal 2011 period. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2012 period, as compared to the fiscal 2011 period.
For the three months ended April 30, 2012, we reported income before income taxes of $6.2 million, as compared to a loss before income taxes of $12.3 million for the three months ended April 30, 2011. The increase in income before income taxes was primarily due to a $10.0 million impairment charge that we recognized on one of our investments in unconsolidated entities in the fiscal 2011 period which did not recur in the 2012 period, lower inventory impairment charges in the fiscal 2012 period, as compared to the fiscal 2011 period, and higher earnings from the increased amount of revenues in the fiscal 2012 period, as compared to the fiscal 2011 period. In the three-month periods ended April 30, 2012 and 2011, we recognized inventory impairment charges of $0.0 million and $3.8 million, respectively.
West
Revenues in the six-month period ended April 30, 2012 were lower than those in the six-month period ended April 30, 2011 by $9.3 million, or 6.0%. The decrease in revenues was attributable to a 9.0% decrease in the average sales price of the homes delivered, offset, in part, by a 3.2% increase in the number of homes delivered. The decrease in the average price of the homes delivered was primarily due to a shift in the number of homes delivered to less expensive products and/or locations, primarily in Arizona and Washington, in the fiscal 2012 period, as compared to the fiscal 2011 period. The increase in the number of homes delivered was primarily attributable to home deliveries in Washington from CamWest, partially offset by, a reduction in homes delivered in California.
The value of net contracts signed during the six months ended April 30, 2012 increased $114.6 million, or 77.4%, as compared to the fiscal 2011 period. This increase was due to a 76.1% increase in the number of net contracts signed and a 0.7% increase in the average value of each net contract signed. The increase in the number of net contracts signed was due to the addition of communities in Washington from CamWest and an increase in the number of selling communities in other states in the fiscal 2012 period, as compared to the fiscal 2011 period.
For the six-month period ended April 30, 2012, we reported income before income taxes of $9.0 million, as compared to a loss before income taxes of $27.1 million for the six-month period ended April 30, 2011. The increase in income before income taxes was primarily due to a $29.6 million impairment charge that we recognized on our South Edge investment in the fiscal 2011 period which did not recur in the 2012 period, and a $7.1 million decrease in inventory impairment charges and write-offs in the fiscal 2012 period, as compared to the fiscal 2011 period, offset, in part, by higher cost of revenues, excluding inventory impairment charges, as a percentage of revenues, in the fiscal 2012 period, as compared to the fiscal 2011 period. In the six-month period ended April 30, 2011, we recognized inventory impairment charges and write-offs of $7.0 million, as compared to a small recovery in the fiscal 2012 period. Cost of revenues as a percentage of revenues, excluding impairments and interest, was 80.0% of revenues in the six-month period ended April 30, 2012, as compared to 75.6% in the fiscal 2011 period. The increase in cost of revenues, excluding inventory impairment charges and interest, as a percentage of revenue in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily due to the impact of purchase accounting on the homes delivered in the fiscal 2012 period from our acquisition of CamWest.
Revenues in the three-month period ended April 30, 2012 were higher than those in the three-month period ended April 30, 2011 by $7.5 million, or 10.9%. The increase in revenues was attributable to a 19.0% increase in the number of homes delivered, offset, in part, by a 6.8% decrease in the average sales price of the homes delivered. The increase in the number of homes delivered in the fiscal 2012 period, as compared to fiscal 2011, was primarily attributable to an increase in home deliveries in Washington from CamWest, partially offset by, a reduction in homes delivered in California. The decrease in the number of home delivered in California was primarily the result of lower backlog of homes at October 31, 2011, as compared to October 31, 2010. The decrease in the average price of the homes delivered was primarily due to a shift in the number of homes delivered to less expensive products and/or locations, primarily in Arizona and Washington, in the fiscal 2012 period, as compared to the fiscal 2011 period.
The value of net contracts signed during the three months ended April 30, 2012 increased $104.3 million, or 112.7%, as compared to the fiscal 2011 period. This increase was due to a 118.7% increase in the number of net contracts signed, partially offset by, a 2.7% decrease in the average value of each net contract signed. The increase in the number of net contracts signed was due to the addition of communities in Washington from CamWest and to an increase in the number of selling communities in other states in the fiscal 2012 period, as compared to the fiscal 2011 period. The decrease in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to less expensive areas and/or products in the fiscal 2012 period, as compared to the fiscal 2011 period.
We reported income before income taxes for the three-month period ended April 30, 2012 of $3.6 million as compared to a loss before income taxes of $11.9 million for the three-month period ended April 30, 2011. The increase in income before income taxes was primarily due to a $9.6 million impairment charge that we recognized on our South Edge investment in the fiscal 2011 period and a $3.7 million decrease in inventory impairment charges and write-offs in the fiscal 2012 period, as compared to the fiscal 2011 period, offset, in part, by higher cost of revenues, excluding inventory impairment charges, as a percentage of revenues, in the fiscal 2012 period, as compared to the fiscal 2011 period. In the three months ended April 30, 2011, we recognized inventory impairment charges and write-offs of $3.7 million, as compared to a small recovery in the fiscal 2012 period. Cost of revenues as a percentage of revenues, excluding inventory impairment charges, was 82.5% of revenues in the three months ended April 30, 2012, as compared to 76.8% in the fiscal 2011 period. The increase in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily due to the impact of purchase accounting on the homes delivered in the fiscal 2012 period from our acquisition of CamWest.
Other
For the six months ended April 30, 2012 and 2011, other loss before income taxes was $40.4 million and $37.4 million, respectively. The increase in the loss in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily due to higher unallocated SG&A in the fiscal 2012 period, as compared to the fiscal 2011 period, offset, in part, by an increase of income recognized from our Gibraltar operations in the fiscal 2012 period, as compared to the fiscal 2011 period. The increase in unallocated SG&A in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily due to an insurance claim recovery and the reversal of previously accrued costs due to changes in accounting estimates in the six months ended April 30, 2011.
For the three months ended April 30, 2012 and 2011, other loss before income taxes was $18.6 million and $21.1 million, respectively. The decrease in the loss was primarily due to a $5.4 million increase in income from our ancillary business in the fiscal 2012 period, as compared to the fiscal 2011 period, offset, in part, by lower interest income and earnings from unconsolidated entities, in the fiscal 2012 period, as compared to the fiscal 2011 period.

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
The table below sets forth, at April 30, 2012, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2012	$20,629	3.58%	$45,547	3.49%
2013	117,627	6.09%	150	0.27%
2014	282,655	4.88%	150	0.27%
2015	303,781	5.12%	150	0.27%
2015	1,731	5.82%	150	0.27%
Thereafter	1,106,450	7.16%	11,945	0.18%
Discount	(9,746)
Total	$1,823,127	6.35%	$58,092	2.78%
Fair value at April 30, 2012	$2,043,512		$58,092
Based upon the amount of variable-rate debt outstanding at April 30, 2012, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $0.6 million per year.

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

There has not been any change in internal control over financial reporting during our quarter ended April 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved in various claims and litigation arising principally in the ordinary course of business.
In January 2006, we received a request for information pursuant to Section 308 of the Clean Water Act from Region 3 of the U.S. Environmental Protection Agency (“EPA”) concerning storm water discharge practices in connection with our homebuilding projects in the states that comprise EPA Region 3. Thereafter, the U.S. Department of Justice assumed responsibility for the oversight of this matter and alleged that we violated regulatory requirements applicable to storm water discharges. The parties have entered into a consent decree, which will be submitted for approval to the presiding judge in the U.S. District Court for the Eastern District of Pennsylvania. We believe the disposition of this matter will not have a material adverse effect on our results of operations and liquidity or on our financial condition.
On November 4, 2008, a shareholder derivative action was filed in the Chancery Court of Delaware by Milton Pfeiffer against Robert I. Toll, Zvi Barzilay, Joel H. Rassman, Bruce E. Toll, Paul E. Shapiro, Robert S. Blank, Carl B. Marbach, and Richard J. Braemer. The plaintiff purports to bring his claims on behalf of Toll Brothers, Inc. and alleges that the director and officer defendants breached their fiduciary duties to us and our stockholders with respect to their sales of shares of our common stock during the period from December 9, 2004 to November 8, 2005. The plaintiff alleges that such stock sales were made while in possession of non-public, material information about us. The plaintiff seeks contribution and indemnification from the individual director and officer defendants for costs and expenses incurred by us in connection with defending a now-settled related class action. In addition, again purportedly on our behalf, the plaintiff seeks disgorgement of the defendants' profits from their stock sales.
On March 4, 2009, a second shareholder derivative action was brought by Oliverio Martinez in the U.S. District Court for the Eastern District of Pennsylvania. The case was brought against the eleven then-current members of our board of directors and the Company's Chief Accounting Officer. This complaint alleges breaches of fiduciary duty, waste of corporate assets, and unjust enrichment during the period from February 2005 to November 2006. The complaint further alleges that certain of the defendants sold our stock during this period while in possession of allegedly non-public, material information and plaintiff seeks disgorgement of profits from these sales. The complaint also asserts a claim for equitable indemnity for costs and expenses incurred by us in connection with defending a now-settled related class action lawsuit.
On April 1, 2009, a third shareholder derivative action was filed by William Hall, also in the U.S. District Court for the Eastern District of Pennsylvania, against the eleven then-current members of our board of directors and the Company's Chief Accounting Officer. This complaint is identical to the previous shareholder complaint filed in Philadelphia and, on July 14, 2009, the two cases were consolidated. On April 30, 2010, the plaintiffs filed an amended consolidated complaint.
The Company's Certificate of Incorporation and Bylaws provide for indemnification of our directors and officers. We have also entered into individual indemnification agreements with each of our directors.

ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors as previously disclosed in our Form 10-K for the fiscal year ended October 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended April 30, 2012, we repurchased the following shares of our common stock:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum number of shares that may yet be purchased under the plans or programs (a)
	(in thousands)		(in thousands)	(in thousands)
February 1, 2012 to February 29, 2012	3	$23.44	3	8,780
March 1, 2012 to March 31, 2012	6	$22.87	6	8,774
April 1, 2012 to April 30, 2012	1	$23.64	1	8,773
	10	$23.13	10

(a)
On March 20, 2003, we announced that our Board of Directors had authorized the repurchase of up to 20 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.

Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended April 30, 2012.
The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our earnings, capital requirements, our operating and financial condition, and any contractual limitations then in effect. In addition, our credit facility requires us to maintain a minimum tangible net worth (as defined in the credit agreement), which restricts the amount of dividends we may pay. At April 30, 2012, under the most restrictive of these provisions, we could have paid up to approximately $694 million of cash dividends.
We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so. Rather, we will follow a policy of retaining earnings in order to finance future growth in our business and, from time to time, repurchase shares of our common stock.

ITEM 6. EXHIBITS

4.1*
Twentieth Supplemental Indenture dated as of April 27, 2012 to the Indenture dated November 22, 2002 by and among the parties listed on Schedule A thereto, and Bank of New York Mellon, as Successor Trustee, is filed herewith.

4.2*
Third Supplemental Indenture dated as of April 27, 2012 to the Indenture dated April 27, 2009 by and among the parties listed on Schedule A thereto, and Bank of New York Mellon, as Trustee, is filed herewith.

4.3*
First Supplemental Indenture dated as of April 27, 2012 to the Indenture dated February 27, 2012 by and among the parties listed on Schedule A hereto, and Bank of New York Mellon, as Trustee, is filed herewith.

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

TOLL BROTHERS, INC.
(Registrant)

Date:	June 7, 2012	By:	/s/ Martin P. Connor
Martin P. Connor
Senior Vice President, Treasurer and Chief
Financial Officer (Principal Financial Officer)

Date:	June 7, 2012	By:	/s/ Joseph R. Sicree
Joseph R. Sicree
Senior Vice President and Chief Accounting
Officer (Principal Accounting Officer)

(This page intentionally left blank)

(This page intentionally left blank)