Form 10-Q
period 2012-07-31
TOLL BROTHERS INC
filed 2012-08-31
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2012
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
At August 29, 2012, there were approximately 168,202,000 shares of Common Stock, $.01 par value, outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	July 31, 2012	October 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$601,451	$906,340
Marketable securities	275,928	233,572
Restricted cash	47,008	19,760
Inventory	3,784,705	3,416,723
Property, construction and office equipment, net	101,216	99,712
Receivables, prepaid expenses and other assets	132,967	105,576
Mortgage loans held for sale	72,544	63,175
Customer deposits held in escrow	30,731	14,859
Investments in and advances to unconsolidated entities	311,481	126,355
Investments in non-performing loan portfolios and foreclosed real estate	98,241	69,174
	$5,456,272	$5,055,246
LIABILITIES AND EQUITY
Liabilities
Loans payable	$106,399	$106,556
Senior notes	1,792,453	1,490,972
Mortgage company warehouse loan	63,128	57,409
Customer deposits	141,523	83,824
Accounts payable	106,517	96,817
Accrued expenses	464,722	521,051
Income taxes payable	79,724	106,066
Total liabilities	2,754,466	2,462,695
Equity
Stockholders’ equity
Preferred stock, none issued
Common stock, 168,689 and 168,675 shares issued at July 31, 2012 and October 31, 2011, respectively	1,687	1,687
Additional paid-in capital	397,302	400,382
Retained earnings	2,309,980	2,234,251
Treasury stock, at cost — 707 and 2,946 shares at July 31, 2012 and October 31, 2011, respectively	(10,211)	(47,065)
Accumulated other comprehensive loss	(3,137)	(2,902)
Total stockholders’ equity	2,695,621	2,586,353
Noncontrolling interest	6,185	6,198
Total equity	2,701,806	2,592,551
	$5,456,272	$5,055,246
See accompanying notes

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2012	2011	2012	2011
Revenues	$1,249,955	$1,048,096	$554,319	$394,305
Cost of revenues	1,026,357	898,266	447,928	339,947
Selling, general and administrative	212,785	192,906	74,892	64,605
Interest expense	—	1,504	—	—
	1,239,142	1,092,676	522,820	404,552
Income (loss) from operations	10,813	(44,580)	31,499	(10,247)
Other:
Income (loss) from unconsolidated entities	19,348	(11,005)	5,672	11,340
Other income - net	22,032	14,356	5,781	6,209
Expenses related to early retirement of debt	—	(3,414)	—	(3,414)
Income (loss) before income tax benefit	52,193	(44,643)	42,952	3,888
Income tax benefit	(23,536)	(69,395)	(18,691)	(38,220)
Net income	$75,729	$24,752	$61,643	$42,108
Income per share:
Basic	$0.45	$0.15	$0.37	$0.25
Diluted	$0.45	$0.15	$0.36	$0.25
Weighted average number of shares:
Basic	166,990	167,221	167,664	168,075
Diluted	168,613	168,666	170,229	169,338
See accompanying notes

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended July 31,
	2012	2011
Cash flow (used in) provided by operating activities:
Net income	$75,729	$24,752
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	16,523	17,123
Stock-based compensation	12,227	10,147
(Recovery) impairments of investments in unconsolidated entities	(1,621)	39,600
Income from unconsolidated entities	(17,727)	(28,595)
Distributions of earnings from unconsolidated entities	4,028	7,315
Income from non-performing loan portfolios and foreclosed real estate	(12,725)	(1,187)
Deferred tax benefit	1,477	4,329
Deferred tax valuation allowances	(1,477)	(4,329)
Inventory impairments and write-offs	13,249	34,861
Change in fair value of mortgage loans receivable and derivative instruments	(244)	628
Gain on marketable securities	(40)
Expenses related to early retirement of debt	—	3,414
Changes in operating assets and liabilities
Increase in inventory	(222,421)	(208,204)
Origination of mortgage loans	(434,780)	(457,383)
Sale of mortgage loans	426,559	504,724
(Increase) decrease in restricted cash	(27,248)	36,681
Increase in receivables, prepaid expenses and other assets	(22,175)	(2,955)
Increase in customer deposits	41,777	18,090
Decrease in accounts payable and accrued expenses	(58,865)	(37,773)
Decrease in income tax refund recoverable		141,590
Decrease in income taxes payable	(26,342)	(56,461)
Net cash (used in) provided by operating activities	(234,096)	46,367
Cash flow used in investing activities:
Purchase of property and equipment — net	(7,318)	(6,927)
Purchase of marketable securities	(317,569)	(420,087)
Sale and redemption of marketable securities	270,503	318,372
Investments in and advances to unconsolidated entities	(195,813)
Return of investments in unconsolidated entities	33,231	26,285
Investments in non-performing loan portfolios and foreclosed real estate	(30,090)	(42,141)
Return of investments in non-performing loan portfolios and foreclosed real estate	14,412	101
Acquisition of a business	(144,746)
Net cash used in investing activities	(377,390)	(124,397)
Cash flow provided by (used in) financing activities:
Net proceeds from issuance of senior notes	296,227
Proceeds from loans payable	675,481	666,659
Principal payments of loans payable	(689,242)	(715,131)
Redemption of senior notes		(48,437)
Proceeds from stock-based benefit plans	24,515	23,731
Receipts related to noncontrolling interest		2,678
Purchase of treasury stock	(384)	(463)
Net cash provided by (used in) financing activities	306,597	(70,963)
Net decrease in cash and cash equivalents	(304,889)	(148,993)
Cash and cash equivalents, beginning of period	906,340	1,039,060
Cash and cash equivalents, end of period	$601,451	$890,067
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2011 balance sheet amounts and disclosures included herein have been derived from the Company’s October 31, 2011 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, the Company suggests that they be read in conjunction with the consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended October 31, 2011. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of July 31, 2012, the results of its operations for the nine-month and three-month periods ended July 31, 2012 and 2011, and its cash flows for the nine-month periods ended July 31, 2012 and 2011. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
Inventory
Inventory is stated at cost unless an impairment exists, in which case it is written down to fair value in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment” (“ASC 360”). In addition to direct land acquisition costs, land development costs and home construction costs, costs also include interest, real estate taxes and direct overhead related to development and construction, which are capitalized to inventory during the period beginning with the commencement of development and ending with the completion of construction. For those communities that have been temporarily closed, no additional capitalized interest is allocated to a community’s inventory until it re-opens and development commences. While the community remains closed, carrying costs such as real estate taxes are expensed as incurred.
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
The estimates used in the determination of the estimated cash flows and fair value of both current and future communities are based on factors known to the Company at the time such estimates are made and its expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated cash flows and fair value deteriorate in the future, the Company may be required to recognize additional impairment charges and write-offs related to current and future communities.
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
3. Inventory
Inventory at July 31, 2012 and October 31, 2011 consisted of the following (amounts in thousands):

	July 31, 2012	October 31, 2011
Land controlled for future communities	$52,662	$46,581
Land owned for future communities	1,096,396	979,145
Operating communities	2,635,647	2,390,997
	$3,784,705	$3,416,723
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

	July 31, 2012	October 31, 2011
Land owned for future communities:
Number of communities	35	43
Carrying value (in thousands)	$206,744	$256,468
Operating communities:
Number of communities	10	2
Carrying value (in thousands)	$52,135	$11,076

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

	Nine months ended July 31,		Three months ended July 31,
	2012	2011	2012	2011
Charge:
Land controlled for future communities	$661	$2,486	$435	$637
Land owned for future communities	918	16,000	—	16,000
Operating communities	11,670	16,375	2,685	175
	$13,249	$34,861	$3,120	$16,812
The table below provides, for the periods indicated, the number of operating communities that the Company tested for potential impairment, the number of operating communities in which it recognized impairment charges, the amount of impairment charges recognized, and, as of the end of the period indicated, the fair value of those communities, net of impairment charges ($ amounts in thousands).

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges
Fiscal 2012:
January 31	113	8	$49,758	$6,425
April 30	115	2	$22,962	2,560
July 31	115	4	$6,609	2,685
				$11,670
Fiscal 2011:
January 31	143	6	$56,105	$5,475
April 30	142	9	$40,765	10,725
July 31	129	2	$867	175
October 31	114	3	$3,367	710
				$17,085
At July 31, 2012, the Company evaluated its land purchase contracts to determine if any of the selling entities were VIEs and, if they were, whether the Company was the primary beneficiary of any of them. Under these land purchase contracts, the Company does not possess legal title to the land and its risk is generally limited to deposits paid to the sellers and the creditors of the sellers generally have no recourse against the Company. At July 31, 2012, the Company determined that 52 land purchase contracts, with an aggregate purchase price of $437.9 million, on which it had made aggregate deposits totaling $22.7 million, were VIEs, and that it was not the primary beneficiary of any VIE related to its land purchase contracts.

Interest incurred, capitalized and expensed, for the periods indicated, was as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2012	2011	2012	2011
Interest capitalized, beginning of period	$298,757	$267,278	$322,516	$285,508
Interest incurred	93,027	86,820	32,560	28,387
Interest expensed to cost of revenues	(59,823)	(56,327)	(25,834)	(20,946)
Interest directly expensed to operations	—	(1,504)	—	—
Write-off against other income	(1,664)	(861)	(82)	(543)
Interest reclassified to property, construction and office equipment	—	(3,000)	—	—
Interest capitalized on investments in unconsolidated entities	(2,260)	—	(1,123)	—
Interest capitalized, end of period	$328,037	$292,406	$328,037	$292,406

Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. The amounts included in the table directly above reflect the gross amount of capitalized interest without allocation of any impairment charges recognized. The Company estimates that, had inventory impairment charges been allocated on a pro-rata basis to the individual components of inventory, capitalized interest at July 31, 2012 and 2011 would have been reduced by approximately $50.6 million and $55.3 million, respectively.
4. Investments in and Advances to Unconsolidated Entities
The Company has investments in and advances to various unconsolidated entities.
Development Joint Ventures
The Company has investments in and advances to a number of joint ventures with unrelated parties to develop land (“Development Joint Ventures”). Some of these Development Joint Ventures develop land for the sole use of the venture participants, including the Company, and others develop land for sale to the joint venture participants and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites by the Development Joint Ventures to other builders. With regard to home sites the Company purchases from the Development Joint Ventures, the Company reduces its cost basis in those home sites by its share of the earnings on the home sites it purchases. At July 31, 2012, the Company had approximately $117.3 million, net of impairment charges, invested in or advanced to the Development Joint Ventures. In addition, the Company has a funding commitment of $3.5 million to one Development Joint Venture should an additional investment in that venture be required.

Some of the impairments related to Development Joint Ventures since 2008 were attributable to the Company’s investment in South Edge LLC, and its successor entity, Inspirada Builders, LLC (collectively, "Inspirada"). The Company believes it has made adequate provision at July 31, 2012 for any remaining liabilities with respect to Inspirada. The Company’s investment in Inspirada is carried at a nominal value.
The Company did not recognize any impairment charges in connection with the Development Joint Ventures in the nine-month and three-month periods ended July 31, 2012. In the nine-month period ended July 31, 2012, the Company recovered $1.6 million of costs it previously accrued.
In the third quarter of fiscal 2012, the Company acquired a 50% interest in an existing joint venture for approximately $110.0 million. The joint venture intends to develop over 2,000 home sites in Orange County, California on land that it owns. The joint venture expects to borrow additional funds to complete the development of this project. The Company intends to acquire a substantial number of lots from the joint venture. The Company does not have any additional commitment to fund this joint venture.
Planned Community Joint Venture
The Company entered into a joint venture in October 2008 for the development and sale of homes in a master planned community. At July 31, 2012, the Company had an investment of $31.0 million, net of $15.2 million of impairments previously recognized, in this joint venture. At July 31, 2012, the participants agreed to contribute additional funds of up to $8.3 million each, if required. If a participant fails to make a required capital contribution, the other participant may make the additional contribution and diminish the non-contributing participant’s ownership interest.
Other Joint Ventures
At July 31, 2012, the Company had an aggregate of $124.3 million of investments in and advances, net of $63.9 million of impairment charges previously recognized, to various joint ventures with unrelated parties to develop luxury for-sale and rental residential units, commercial space and a hotel.
In December 2011, the Company entered into a joint venture to develop a high-rise luxury for-sale/rental project in the metro-New York market. The Company has invested $84.0 million and is committed to make additional investments of $37.5 million. Under the terms of the agreement, upon completion of the construction of the building, the Company will acquire ownership of the top eighteen floors of the building to sell, for its own account, luxury condominium units and its partner will receive ownership of the lower floors containing residential rental units and retail space.
In addition, in the third quarter of fiscal 2012, the Company invested $3.9 million in a joint venture in which it has a 50% interest that will develop a high-rise luxury for-sale condominium/hotel project in the metro-New York market. The Company expects to make additional investments of approximately $49.2 million for the development of this property. The joint venture expects to borrow additional funds to complete the construction of this project. The Company has also guaranteed approximately $9.8 million of payments related to the ground lease on this project.

The Company did not recognize any impairment charges in connection with these joint ventures in the nine-month and three-month periods ended July 31, 2012 and 2011.
Toll Brothers Realty Trust and Trust II
In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust II (“Trust II”) to be in a position to invest in commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by an affiliate of PASERS. At July 31, 2012, the Company had an investment of $3.0 million in Trust II. Prior to the formation of Trust II, the Company formed Toll Brothers Realty Trust (“Trust”) in 1998 to invest in commercial real estate opportunities. The Trust is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Douglas C. Yearley, Jr. and former members of the Company’s senior management; and one-third by an affiliate of PASERS (collectively, the “Shareholders”). As of July 31, 2012, the Company had a net investment in the Trust of $0.3 million. The Company provides development, finance and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $1.7 million and $1.6 million in the nine-month periods ended July 31, 2012 and 2011, respectively and $0.6 million and $0.5 million in the three-month periods ended July 31, 2012 and 2011, respectively. The Company believes that the transactions between itself and the Trust were on terms no less favorable than it would have agreed to with unrelated parties.
Structured Asset Joint Venture
In July 2010, the Company, through Gibraltar Capital and Asset Management LLC (“Gibraltar”), invested $29.1 million in a joint venture in which it is a 20% participant with two unrelated parties to purchase a 40% interest in an entity that owns and controls a portfolio of loans and real estate (“Structured Asset Joint Venture”). At July 31, 2012, the Company had an investment of $35.7 million in this Structured Asset Joint Venture. At July 31, 2012, the Company did not have any commitments to make additional contributions to the joint venture and has not guaranteed any of the joint venture’s liabilities. If the joint venture needs additional capital and a participant fails to make a requested capital contribution, the other participants may make a contribution in consideration for a preferred return or may make the additional capital contribution and diminish the non-contributing participant’s ownership interest.
General
At July 31, 2012, the Company had accrued $2.1 million of aggregate exposure with respect to its estimated obligations to unconsolidated entities in which it has an investment. The Company’s investments in these entities are accounted for using the equity method. The Company recognized $39.6 million of impairment charges related to its investments in and advances to unconsolidated entities in the nine-months ended July 31, 2011. The Company recorded a $1.6 million recovery of previous impairment charges in the second quarter of fiscal 2012. The fiscal 2012 recovery and fiscal 2011 impairment charge recognized are included in “Income (loss) from unconsolidated entities” in the Company’s condensed consolidated statements of operations for the nine-month and three-month periods ended July 31, 2012 and 2011.
The condensed consolidated balance sheets, as of the dates indicated, and the condensed consolidated statements of operations, for the periods indicated, for the Company’s unconsolidated entities in which it has an investment, aggregated by type of business, are included below (in thousands). The column titled "Home Building Joint Ventures" includes the Planned Community and Other Joint Ventures described above.

Condensed Balance Sheets:

	July 31, 2012
	Develop- ment Joint Ventures	Home Building Joint Ventures	Trust and Trust II	Structured Asset Joint Venture	Total
Cash and cash equivalents	$17,618	$23,018	$9,995	$40,832	$91,463
Inventory	253,984	274,175	5,621		533,780
Non-performing loan portfolio				240,723	240,723
Rental properties			174,982		174,982
Real estate owned (“REO”)				270,215	270,215
Other assets (1)	16,697	70,789	9,625	189,785	286,896
Total assets	$288,299	$367,982	$200,223	$741,555	$1,598,059
Debt (1)	$96,862	$33,658	$196,266	$311,571	$638,357
Other liabilities	16,873	4,582	5,690	304	27,449
Members’ equity (deficit)	174,564	329,742	(1,733)	171,872	674,445
Noncontrolling interest				257,808	257,808
Total liabilities and equity	$288,299	$367,982	$200,223	$741,555	$1,598,059
Company’s net investment in unconsolidated entities (2)	$117,305	$155,272	$3,230	$35,674	$311,481

	October 31, 2011
	Develop- ment Joint Ventures	Home Building Joint Ventures	Trust and Trust II	Structured Asset Joint Venture	Total
Cash and cash equivalents	$14,190	$10,663	$11,726	$48,780	$85,359
Inventory	218,339	170,239	5,501		394,079
Non-performing loan portfolio				295,044	295,044
Rental properties			178,339		178,339
Real estate owned (“REO”)			1,087	230,872	231,959
Other assets (1)	150,316	20,080	9,675	159,143	339,214
Total assets	$382,845	$200,982	$206,328	$733,839	$1,523,994
Debt (1)	$327,856	$50,515	$198,927	$310,847	$888,145
Other liabilities	5,352	9,745	3,427	382	18,906
Members’ equity	49,637	140,722	3,974	172,944	367,277
Noncontrolling interest				249,666	249,666
Total liabilities and equity	$382,845	$200,982	$206,328	$733,839	$1,523,994
Company’s net investment in unconsolidated entities (2)	$17,098	$72,734	$1,872	$34,651	$126,355

(1)
Included in other assets at July 31, 2012 and October 31, 2011 of the Structured Asset Joint Venture is $189.3 million and $152.6 million, respectively, of restricted cash held in a defeasance account which will be used to repay debt of the Structured Asset Joint Venture.

(2)
Differences between the Company’s net investment in unconsolidated entities and its underlying equity in the net assets of the entities is primarily a result of the acquisition price of an investment in an entity in fiscal 2012 which was in excess of the Company's prorata share of the underlying equity, impairments related to the Company’s investments in unconsolidated entities, a loan made to one of the entities by the Company, and distributions from entities in excess of the carrying amount of the Company’s net investment.

Condensed Statements of Operations:

	For the nine months ended July 31, 2012
	Develop- ment Joint Ventures	Home Building Joint Ventures	Trust and Trust II	Structured Asset Joint Venture	Total
Revenues	$37,109	$76,325	$27,827	$20,858	$162,119
Cost of revenues	34,696	55,028	10,186	26,048	125,958
Other expenses	1,060	3,166	16,027	6,958	27,211
Gain on disposition of loans and REO				(24,691)	(24,691)
Total expenses—net	35,756	58,194	26,213	8,315	128,478
Income from operations	1,353	18,131	1,614	12,543	33,641
Other income	2,663	118		428	3,209
Net income before noncontrolling interest	4,016	18,249	1,614	12,971	36,850
Less: Net income attributable to noncontrolling interest				(7,784)	(7,784)
Net income	$4,016	$18,249	$1,614	$5,187	$29,066
Company’s equity in earnings of unconsolidated entities (3)	$3,451	$13,318	$1,556	$1,023	$19,348

	For the three months ended July 31, 2012
	Develop- ment Joint Ventures	Home Building Joint Ventures	Trust and Trust II	Structured Asset Joint Venture	Total
Revenues	$3,525	$28,859	$9,129	$8,496	$50,009
Cost of revenues	2,925	20,274	3,450	8,821	35,470
Other expenses	630	1,056	4,600	2,060	8,346
Gain on disposition of loans and REO				(1,865)	(1,865)
Total expenses—net	3,555	21,330	8,050	9,016	41,951
Income (loss) from operations	(30)	7,529	1,079	(520)	8,058
Other income	10	39	—	153	202
Net income (loss) before noncontrolling interest	(20)	7,568	1,079	(367)	8,260
Less: Net loss attributable to noncontrolling interest				220	220
Net income (loss)	$(20)	$7,568	$1,079	(147)	$8,480
Company’s equity in earnings (losses) of unconsolidated entities (3)	$(81)	$5,308	$475	$(30)	$5,672

	For the nine months ended July 31, 2011
	Develop- ment Joint Ventures	Home Building Joint Ventures	Trust and Trust II	Structured Asset Joint Venture	Total
Revenues	$4,643	$207,645	$28,863	$37,624	$278,775
Cost of revenues	3,987	165,456	11,382	26,371	207,196
Other expenses	839	7,605	14,955	8,780	32,179
Gain on disposition of loans and REO				(55,727)	(55,727)
Total expenses—net	4,826	173,061	26,337	(20,576)	183,648
Income (loss) from operations	(183)	34,584	2,526	58,200	95,127
Other income (loss)	7,479	(1)		228	7,706
Net income before noncontrolling interest	7,296	34,583	2,526	58,428	102,833
Less: Net income attributable to noncontrolling interest				(35,059)	(35,059)
Net income	$7,296	$34,583	$2,526	23,369	$67,774
Company’s equity in (losses) earnings of unconsolidated entities (3)	$(29,695)	$10,839	$3,167	$4,684	$(11,005)

	For the three months ended July 31, 2011
	Develop- ment Joint Ventures	Home Building Joint Ventures	Trust and Trust II	Structured Asset Joint Venture	Total
Revenues	$3,524	$67,299	$8,997	$12,471	$92,291
Cost of revenues	2,829	53,964	3,399	9,714	69,906
Other expenses	283	2,164	4,404	2,529	9,380
Gain on disposition of loans and REO				(44,841)	(44,841)
Total expenses—net	3,112	56,128	7,803	(32,598)	34,445
Income from operations	412	11,171	1,194	45,069	57,846
Other income (loss)	1,689	(155)		71	1,605
Net income before noncontrolling interest	2,101	11,016	1,194	45,140	59,451
Less: Net income attributable to noncontrolling interest				(27,084)	(27,084)
Net income	$2,101	$11,016	$1,194	18,056	$32,367
Company’s equity in earnings (losses) of unconsolidated entities (3)	$(46)	$7,407	$500	$3,479	$11,340

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
In fiscal 2012, Gibraltar acquired 12 non-performing loans with an unpaid principal balance of approximately $56.6 million. The non-performing loans are secured primarily by commercial land and buildings in various stages of completion.

The following table summarizes for the loans acquired in fiscal 2012, the accretable yield and the non-accretable difference on our investment in the non-performing loans as of its acquisition date (amounts in thousands).

Contractually required payments, including interest	$58,234
Non-accretable difference	(8,235)
Cash flows expected to be collected	49,999
Accretable difference	(20,514)
Non-performing loans carrying amount	$29,485
The Company’s investment in non-performing loan portfolios consisted of the following as of the dates indicated (amounts in thousands):

	July 31, 2012	October 31, 2011
Unpaid principal balance	$143,981	$171,559
Discount on acquired loans	(83,732)	(108,325)
Carrying value	$60,249	$63,234
The activity in the accretable yield for the Company’s investment in the non-performing loan portfolios for the nine-month and three-month periods ended July 31, 2012 and 2011 was as follows (amounts in thousands):

	Nine months ended July 31,		Three Months Ended July 31,
	2012	2011	2012	2011
Balance, beginning of period	$42,326		$49,256	$32,712
Additions	20,514	$33,212
Accretion	(9,214)	(2,229)	(2,655)	(1,729)
Reductions from foreclosures and other dispositions	(24,090)	(451)	(14,141)	(451)
Transfer from non-accretable yield to accretable yield	4,123		1,297
Other	98
Balance, end of period	$33,757	$30,532	$33,757	$30,532
The additions to accretable yield and the accretion of interest income are based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continues to obtain updated information regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in the nine-month and three-month periods ended July 31, 2012 and 2011 is not necessarily indicative of expected future results.
Real Estate Owned (REO)
The following table presents the activity in REO for the nine-month and three-month periods ended July 31, 2012 and 2011(amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2012	2011	2012	2011
Balance, beginning of period	$5,939		$18,108
Additions	33,663	$734	20,861	$734
Sales	(1,346)		(731)
Impairments	(126)		(126)
Depreciation	(138)		(120)
Balance, end of period	$37,992	$734	$37,992	$734

As of July 31, 2012, approximately $1.8 million and $36.2 million of REO was classified as held-for-sale and held-and-used, respectively. For the nine-month period ended July 31, 2012, the Company recorded gains of $1.7 million from acquisitions of REO through foreclosure. For the three-month period ended July 31, 2012, the Company recorded an insignificant loss from REO acquisitions through foreclosures.
General
The Company’s earnings from Gibraltar's operations are included in Other Income - Net in its condensed consolidated statements of operations. In the nine-month and three-month periods ended July 31, 2012, the Company recognized $6.5 million and $0.6 million of earnings, respectively, from Gibraltar's operations. In the nine-month and three-month periods ended July 31, 2011, Gibraltar incurred a loss of $0.5 million and earnings of $0.6 million, respectively.
6. Senior Notes Payable and Mortgage Company Loan Facilities
Senior Notes Payable
On February 7, 2012, the Company, through Toll Brothers Finance Corp., issued $300 million principal amount of 5.875% Senior Notes due 2022 (the “5.875% Senior Notes”). The Company received $296.2 million of net proceeds from the issuance of the 5.875% Senior Notes.
On March 5, 2012, the Company, through Toll Brothers Finance Corp., issued an additional $119.9 million principal amount of its 5.875% Senior Notes in exchange for $80.7 million principal amount of its 6.875% Senior Notes due 2012 and $36.9 million principal amount of its 5.95% Senior Notes due 2013. The Company recognized a charge of $1.2 million in the nine-months ended July 31, 2012 representing the aggregate costs associated with the exchange of both series of notes; these expenses are included in selling, general and administrative expenses on the condensed consolidated statement of operations.

Mortgage Company Loan Facilities

In July 2012, TBI Mortgage Company (“TBI Mortgage”), the Company's wholly-owned mortgage subsidiary, amended its Master Repurchase Agreement (the “Repurchase Agreement”) with Comerica Bank. The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by TBI Mortgage and it is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing”. The Repurchase Agreement, as amended, provides for loan purchases up to $50 million, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $75 million for a short period of time. The Repurchase Agreement, as amended, expires on July 23, 2013 and bears interest at LIBOR plus 2.00%, with a minimum rate of 3.00%.

7. Accrued Expenses
Accrued expenses at July 31, 2012 and October 31, 2011 consisted of the following (amounts in thousands):

	July 31, 2012	October 31, 2011
Land, land development and construction	$109,612	$109,574
Compensation and employee benefit	94,600	96,037
Insurance and litigation	114,542	130,714
Commitments to unconsolidated entities	2,101	60,205
Warranty	42,260	42,474
Interest	39,256	25,968
Other	62,351	56,079
	$464,722	$521,051

The Company accrues for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Warranty costs are accrued based upon historical experience. The table below provides, for the periods indicated, a reconciliation of the changes in the Company’s warranty accrual (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2012	2011	2012	2011
Balance, beginning of period	$42,474	$45,835	$42,997	$46,321
Additions – homes closed during the period	6,994	6,147	3,050	2,248
Addition – liabilities acquired	731
Increase (decrease) in accruals for homes closed in prior periods	1,236	18	(529)	(629)
Charges incurred	(9,175)	(7,810)	(3,258)	(3,750)
Balance, end of period	$42,260	$44,190	$42,260	$44,190

8. Income Taxes
The tables below provide, for the periods indicated, reconciliations of the Company’s effective tax rate from the federal statutory tax rate (amounts in thousands).

	Nine months ended July 31,
	2012		2011
	$	%*	$	%*
Federal tax provision (benefit) at statutory rate	18,268	35.0	(15,625)	(35.0)
State tax provision (benefit), net of federal provision (benefit)	2,205	4.2	(1,451)	(3.3)
Reversal of state tax provisions – finalization of audits	(1,782)	(3.4)	(19,273)	(43.2)
Reversal of accrual for uncertain tax positions	(18,073)	(34.6)	(30,827)	(69.0)
Valuation allowance – recognized	1,400	2.7	18,791	42.1
Valuation allowance – reversed	(31,164)	(59.7)	(23,123)	(51.8)
Accrued interest on anticipated tax assessments	2,600	5.0	2,799	6.3
Other	3,010	5.7	(686)	(1.5)
Tax benefit	(23,536)	(45.1)	(69,395)	(155.4)
 * Due to rounding, amounts may not add.

	Three months ended July 31,
	2012		2011
	$	%*	$	%*
Federal tax provision at statutory rate	15,034	35.0	1,361	35.0
State tax, net of federal provision	1,815	4.2	126	3.2
Reversal of state tax provisions – finalization of audits	(1,782)	(4.2)	(16,933)	(435.5)
Decrease in unrecognized tax benefits	(277)	(0.6)
Reversal of accrual for uncertain tax positions	(12,794)	(29.8)	(12,873)	(331.1)
Valuation allowance – recognized	3,500	8.1
Valuation allowance – reversed	(27,847)	(64.8)	(10,846)	(279.0)
Accrued interest on anticipated tax assessments	650	1.5	1,174	30.2
Other	3,010	7.1	(229)	(5.9)
Tax benefit	(18,691)	(43.5)	(38,220)	(983.1)
* Due to rounding, amounts may not add.

The Company currently operates in 20 states and is subject to various state tax jurisdictions. The Company estimates its state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction and the Company’s ability to utilize certain tax-saving strategies. Based on the Company’s estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on the Company’s tax strategies, the Company estimated its rate for state income taxes at 6.5% and 5.0% for fiscal 2012 and 2011, respectively.
The Company recognizes in its tax benefit potential interest and penalties. Information as to the amounts recognized in its tax benefit, before reduction for applicable taxes and reversal of previously accrued interest and penalties, of potential interest and penalties in the nine-month periods and three-month periods ended July 31, 2012 and 2011, is set forth in the table below (amounts in thousands).

Recognized in statements of operations:
Nine-month period ended July 31, 2012	$4,000
Nine-month period ended July 31, 2011	$2,500
Three-month period ended July 31, 2012	$1,000
Three-month period ended July 31, 2011	$1,806

The amounts accrued for potential interest and penalties at July 31, 2012 and October 31, 2011 are set forth in the table below (amounts in thousands).

Accrued at:
July 31, 2012	$23,136
October 31, 2011	$29,200
The table below provides, for the periods indicated, a reconciliation of the change in the Company's unrecognized tax benefits (amounts in thousands).

	Nine months ended July 31,		Three months ended July 31,
	2012	2011	2012	2011
Balance, beginning of period	$104,669	$160,446	$99,824	$141,392
Increase in benefit as a result of tax positions taken in prior years	4,000	5,943	1,000	3,443
(Decrease) increase in benefit as a result of resolution of uncertain tax positions		(17,954)	3,723
Decrease in benefit as a result of lapse of statute of limitation	(28,764)	(8,790)	(24,642)	(8,790)
Decrease in benefit as a result of completion of tax audits	(1,782)	(35,370)	(1,782)	(31,770)
Balance, end of period	$78,123	$104,275	$78,123	$104,275
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
The Company is allowed to carry forward tax losses for 20 years and apply such tax losses to future taxable income to realize federal deferred tax assets. In July 2012, the Company filed its 2011 federal income tax return and claimed $94.5 million of tax loss carryforwards. In addition, the Company expects to be able to reverse previously recognized valuation allowances against future tax provisions during any future period for which it reports book income before income taxes. The Company will continue to review its deferred tax assets for recoverability in accordance with ASC 740, “Income Taxes”.
At July 31, 2012 and October 31, 2011, the Company had recorded cumulative valuation allowances against its entire net deferred federal tax asset of $354.8 million and $353.3 million, respectively.
For state tax purposes, due to past and projected losses in certain jurisdictions where the Company does not have carryback potential and/or cannot sufficiently forecast future taxable income, the Company has recognized net cumulative valuation allowances against its state deferred tax assets of $74.0 million as of July 31, 2012. In 2011, the Company took steps to merge a number of entities to better align financial and tax reporting and to reduce administrative complexity going forward. Some of these mergers occurred in higher state tax jurisdictions creating additional state tax deferred assets of $28.9 million, offset entirely by an increase in the state tax valuation allowance. Future valuation allowances in these jurisdictions may continue to be recognized if the Company believes it will not generate sufficient future taxable income to utilize any future state deferred tax assets.

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
Information regarding the amount of total stock-based compensation expense recognized by the Company, for the periods indicated, is as follows (amounts in thousands):

	2012	2011
Nine months ended July 31,	$12,227	$10,147
Three months ended July 31,	$3,367	$2,430
At July 31, 2012 and October 31, 2011, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $17.3 million and $12.7 million, respectively.
Due to the losses recognized by the Company over the past several years and the uncertainty of the timing of future pre-tax profits, the Company has not recognized a tax benefit on its stock-based compensation expense in the fiscal 2012 and 2011 periods.
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
The weighted-average assumptions and the fair value used for stock option grants in fiscal 2012 and 2011 were as follows:

	2012	2011
Expected volatility	44.20% – 50.24%	45.38% – 49.46%
Weighted-average volatility	46.99%	47.73%
Risk-free interest rate	0.78% – 1.77%	1.64% – 3.09%
Expected life (years)	4.59 – 9.06	4.29 – 8.75
Dividends	none	none
Weighted-average grant date fair value per share of options granted	$8.70	$7.94
Stock compensation expense, related to stock options, for the periods indicated, was as follows (amounts in thousands):

	2012	2011
Nine months ended July 31,	$6,091	$7,307
Three months ended July 31,	$1,346	$1,402

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

2012
Estimated number of shares underlying RSUs to be issued	366,000
Closing price of the Company’s common stock on date of issuance	$20.50
Estimated aggregate fair value of Performance-Based RSUs issued (in thousands)	$7,503
Performance-Based RSU expense recognized in the nine months ended July 31, 2012 (in thousands):	$2,931
Performance-Based RSU expense recognized in the three months ended July 31, 2012 (in thousands):	$1,011
Unamortized value of Performance-Based RSUs at July 31, 2012 (in thousands):	$4,572
Stock Price-Based Restricted Stock Units:
In each of December 2010, 2009 and 2008, the Executive Compensation Committee of the Company’s Board of Directors approved awards to certain of its executives of market performance-based restricted stock units (“Stock Price-Based RSUs”) relating to shares of the Company’s common stock. The Stock Price-Based RSUs vest and the recipients are entitled to receive the underlying shares if the average closing price of the Company’s common stock on the New York Stock Exchange (“NYSE”), measured over any 20 consecutive trading days ending on or prior to five years from date of issuance of the Stock Price-Based RSUs, increases 30% or more over the closing price of the Company’s common stock on the NYSE on the date of issuance (“Target Price”), provided the recipients continue to be employed by the Company or serve on the board of directors of the Company (as applicable) as specified in the award document. The Company determined the aggregate value of the Stock Price-Based RSUs using a lattice-based option pricing model. In the three-month period ended April 30, 2012, the Target Price of the Stock Price-Based RSUs issued in December 2009 was met. In the three-month period ended July 31, 2012, the Target Price of the Stock Price-Based RSUs issued in December 2010 and 2008 were met. The Stock Price-Based RSUs issued in December 2008 were paid in the three-month period ended July 31, 2012. The recipient of this RSU elected to use a portion of the shares underlying the RSU to pay the required income withholding taxes on the payout. The gross value of the RSU payout was $5,934,000 (200,000 shares), the income tax withholding was $2,409,000 (81,200 shares) and the net value of the shares delivered was $3,525,000 (118,800 shares).
Information regarding the amortization of the Company’s Stock Price-Based RSUs, for the periods indicated, is provided below (amounts in thousands).

	2012	2011
Nine months ended July 31,	$2,207	$2,718
Three months ended July 31,	$679	$983
Information regarding the aggregate number of outstanding Stock Price-Based RSUs and aggregate unamortized value of the outstanding Stock Price-Based RSUs, as of the date indicated, is provided below.

	July 31, 2012	October 31, 2011
Aggregate outstanding Stock Price-Based RSUs	506,000	706,000
Cumulative unamortized value of Stock Price-Based RSUs (in thousands)	$2,722	$4,929

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

	2012	2011
Number of RSUs issued	106,970	15,497
Closing price of the Company’s common stock on date of issuance	$20.50	$19.32
Aggregate fair value of RSUs issued (in thousands)	$2,193	$299
Information regarding the amortization of the Company’s RSUs, for the periods indicated, is as follows (amounts in thousands):

	2012	2011
Nine months ended July 31,	$933	$105
Three months ended July 31,	$308	$39

Information regarding the aggregate number of outstanding RSUs and aggregate unamortized value of the outstanding RSUs, as of the date indicated, is as follows:

	July 31, 2012	October 31, 2011
Aggregate outstanding RSUs	137,964	30,994
Cumulative unamortized value of RSUs (in thousands)	$1,621	$379
10. Employee Retirement Plans
The Company has two unfunded supplemental retirement plans (“SERPs”) for certain officers. The table below provides, for the periods indicated, costs recognized and payments made related to its SERPs (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2012	2011	2012	2011
Service cost	$291	$229	$97	$76
Interest cost	909	968	303	323
Amortization of prior service obligation	553	520	184	173
Amortization of unrecognized losses	50		17
Total costs	$1,803	$1,717	$601	$572
Benefits paid	$535	$96	$310	$34

11. Accumulated Other Comprehensive Loss and Total Comprehensive Income
Accumulated other comprehensive loss at July 31, 2012 and 2011 was primarily related to employee retirement plans. The table below provides, for the periods indicated, the components of total comprehensive income (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2012	2011	2012	2011
Net income as reported	$75,729	$24,752	$61,643	$42,108
Changes in pension liability	293	520	201	173
Change in fair value of available-for-sale securities	414	(189)	258	(194)
Unrealized loss on derivative held by equity investee	(942)		(214)
Total comprehensive income	$75,494	$25,083	$61,888	$42,087

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

	Nine months ended July 31,		Three months ended July 31,
	2012	2011	2012	2011
Number of shares purchased	16,000	23,000	3,000	4,000
Average price per share	$23.75	$20.18	$28.10	$20.44
Remaining authorization at July 31 (in thousands):	8,770	11,807	8,770	11,807
13. Income per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of income per share, common stock equivalents, weighted average number of anti-dilutive option and shares issued (amounts in thousands).

	Nine months ended July 31,		Three months ended July 31,
	2012	2011	2012	2011
Basic weighted-average shares	166,990	167,221	167,664	168,075
Common stock equivalents (a)	1,623	1,445	2,565	1,263
Diluted weighted-average shares	168,613	168,666	170,229	169,338
Weighted average number of anti-dilutive options (b)	4,663	7,118	3,279	6,461
Shares issued under stock incentive and employee stock purchase plans	2,269	2,227	666	1,713

(a)	Common stock equivalents represent the dilutive effect of outstanding in-the-money stock options and Stock Price -Based RSUs whose Target Price criteria has been met.

(b)	Based upon the average closing price of the Company’s common stock on the NYSE for the period.

14. Fair Value Disclosures
The table below provides, as of the date indicated, a summary of assets (liabilities) related to the Company’s financial instruments, measured at fair value on a recurring basis (amounts in thousands).

		Fair value
Financial Instrument	Fair value hierarchy	July 31, 2012	October 31, 2011
Corporate Securities	Level 2	$187,808	$233,572
Certificates of Deposit	Level 1	$58,000
Short-Term Tax-Exempt Bond Fund	Level 1	$30,120
Residential Mortgage Loans Held for Sale	Level 2	$72,544	$63,175
Forward Loan Commitments—Residential Mortgage Loans Held for Sale	Level 2	$(604)	$218
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$358	$(147)
Forward Loan Commitments—IRLCs	Level 2	$(358)	$147
At July 31, 2012 and October 31, 2011, the carrying value of cash and cash equivalents and restricted cash approximated fair value.
During the third quarter of fiscal 2012, the Company reevaluated the methodologies used by third party brokers in determining the estimated fair value of its investments in corporate securities. Based on this reevaluation, the Company concluded the estimated fair value of these investments was determined using Level 2 inputs. In prior periods, corporate securities were classified as Level 1.

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

	Aggregate unpaid principal balance	Fair value	Excess
At July 31, 2012	$70,986	$72,544	$1,558
At October 31, 2011	$62,765	$63,175	$410
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

	July 31, 2012	October 31, 2011
Amortized cost	$275,738	$233,852
Gross unrealized holding gains	229	28
Gross unrealized holding losses	(39)	(308)
Fair value	$275,928	$233,572

The remaining contractual maturities of marketable securities as of July 31, 2012 ranged from 1 month to 12 months.
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

	Selling price (in thousands)	Sales pace per year (in units)	Discount rate
Three months ended July 31, 2012	$175 - $571	4 - 12	14.0% - 17.5%
Three months ended April 30, 2012	$413 - $472	6 - 17	17.5%
Three months ended January 31, 2012	$344 - $2,287	1 - 25	13.0% - 18.8%

The table below provides, for the periods indicated, the fair value of operating communities whose carrying value was adjusted and the amount of impairment charges recognized (amounts in thousands).

	Fair value of inventory, net of impairment	Impairment charges recognized
Three months ended:
Fiscal 2012
January 31	$49,758	$6,425
April 30	$22,962	2,560
July 31	$6,609	2,685
		$11,670

Fiscal 2011
January 31	$56,105	$5,475
April 30	$40,765	10,725
July 31	$867	175
		$16,375
Gibraltar’s portfolio of non-performing loans was recorded at estimated fair value at inception based on the acquisition price as determined by Level 3 inputs and was based on the estimated discounted future cash flows to be generated by the loans discounted at the rates used to value the portfolios at the acquisition dates. The table below provides, as of the date indicated, the carrying amount and estimated fair value of the non-performing loan portfolios (amounts in thousands).

	July 31, 2012	October 31, 2011
Carrying amount	$60,249	$63,234
Estimated fair value	$62,062	$64,539
The table below provides, as of the date indicated, the book value and estimated fair value of the Company’s debt (amounts in thousands).

		July 31, 2012		October 31, 2011
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (a)	Level 2	$106,399	$102,731	$106,556	$98,950
Senior notes (b)	Level 1	1,801,688	1,992,835	1,499,371	1,614,010
Mortgage company warehouse loan (c)	Level 2	63,128	63,128	57,409	57,409
		$1,971,215	$2,158,694	$1,663,336	$1,770,369

(a)
The estimated fair value of loans payable was based upon their indicated market prices or the interest rates that the Company believed were available to it for loans with similar terms and remaining maturities as of the applicable valuation date.

(b)	The estimated fair value of the Company’s senior notes is based upon their indicated market prices.

(c)	The Company believes that the carrying value of its mortgage company loan borrowings approximates their fair value.

15. Other Income - Net
The table below provides, for the periods indicated, the components of other income - net (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2012	2011	2012	2011
Interest income	$3,301	$3,993	$1,117	$1,389
Income from ancillary businesses	10,397	2,236	1,805	1,724
Management fee income	2,270	3,043	794	1,276
Retained customer deposits	2,330	1,316	1,082	473
Land sales, net	1,257	1,868	11	664
Other	2,477	1,900	972	683
Total other income - net	$22,032	$14,356	$5,781	$6,209
Income from ancillary businesses includes the activity of the Company’s non-core ancillary businesses which include its mortgage, title, landscaping, security monitoring, golf course and country club operations and Gibraltar. The table below provides, for the periods indicated, revenues and expenses for the Company’s non-core ancillary businesses (amounts in thousands).

	Nine Months Ended July 31,		Three Months Ended July 31,
	2012	2011	2012	2011
Revenue	$61,802	$45,555	$22,203	$17,542
Expense	$51,405	$43,319	$20,398	$15,818
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
Information regarding the Company’s purchase commitments, as of the date indicated, is provided in the table below (amounts in thousands).

	July 31, 2012	October 31, 2011
Aggregate purchase commitments:
Unrelated parties	$540,670	$551,905
Unconsolidated entities that the Company has investments in	7,862	12,471
Total	$548,532	$564,376
Deposits against aggregate purchase commitments	$40,471	$37,987
Additional cash required to acquire land	508,061	526,389
Total	$548,532	$564,376

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
Surety Bonds and Letters of Credit
At July 31, 2012, the Company had outstanding surety bonds amounting to $365.4 million, primarily related to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that $221.4 million of work remains on these improvements. The Company has an additional $55.4 million of surety bonds outstanding that guarantee other obligations of the Company. The Company does not believe it is probable that any outstanding bonds will be drawn upon.
At July 31, 2012, the Company had outstanding letters of credit of $78.8 million, including $65.8 million under its credit facility and $13.0 million collateralized by restricted cash. These letters of credit were issued to secure various financial obligations of the Company including insurance policy deductibles and other claims, land deposits and security to complete improvements in communities which it is operating. The Company believes it is not probable that any outstanding letters of credit will be drawn upon.
Backlog
At July 31, 2012, the Company had agreements of sale outstanding to deliver 2,559 homes with an aggregate sales value of $1.6 billion.
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
Information regarding the Company’s mortgage commitments, as of the date indicated, is provided in the table below (amounts in thousands).

	July 31, 2012	October 31, 2011
Aggregate mortgage loan commitments:
IRLCs	$130,708	$129,553
Non-IRLCs	481,885	306,722
Total	$612,593	$436,275
Investor commitments to purchase:
IRLCs	$130,708	$129,553
Mortgage loans receivable	65,951	60,680
Total	$196,659	$190,233

17. Geographic Segments
Revenue and income (loss) before income taxes for each of the Company’s geographic segments, for the periods indicated, were as follows (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2012	2011	2012	2011
Revenue:
North	$363,801	$273,545	$177,068	$106,425
Mid-Atlantic	360,007	351,112	155,602	147,722
South	255,910	197,306	97,076	68,945
West	270,237	226,133	124,573	71,213
Total	$1,249,955	$1,048,096	$554,319	$394,305
Income (loss) before income taxes:
North	$51,453	$28,737	$33,720	$14,269
Mid-Atlantic	37,046	33,701	18,256	18,605
South	9,200	(27,107)	5,202	(13,495)
West	17,108	(22,552)	8,940	4,588
Corporate and other	(62,614)	(57,422)	(23,166)	(20,079)
Total	$52,193	$(44,643)	$42,952	$3,888
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
Total assets for each of the Company’s geographic segments, as of the date indicated, are shown in the table below (amounts in thousands).

	July 31, 2012	October 31, 2011
North	$1,200,946	$1,060,215
Mid-Atlantic	1,277,511	1,160,926
South	781,761	760,097
West	927,077	650,844
Corporate and other	1,268,977	1,423,164
Total	$5,456,272	$5,055,246
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

	Net Carrying Value
	At July 31,	At October 31,	Nine months ended July 31,		Three months ended July 31,
	2012	2011	2012	2011	2012	2011
Inventory:
Land controlled for future communities:
North	$9,540	$19,390	$(949)	$804	$47	$405
Mid-Atlantic	33,867	21,592	722	254	41	168
South	1,991	3,812	799	312	231
West	7,264	1,787	89	1,116	116	64
	52,662	46,581	661	2,486	435	637
Land owned for future communities:
North	287,799	231,085
Mid-Atlantic	441,495	455,818
South	132,888	125,461	918	16,000		16,000
West	234,214	166,781
	1,096,396	979,145	918	16,000	—	16,000
Operating communities:
North	745,827	738,473	2,725	2,825		100
Mid-Atlantic	746,263	659,081	4,100	3,700	2,000
South	588,934	539,582	4,245	3,800	85
West	554,623	453,861	600	6,050	600	75
	2,635,647	2,390,997	11,670	16,375	2,685	175
Total	$3,784,705	$3,416,723	$13,249	$34,861	$3,120	$16,812

Investments in and advances to unconsolidated entities:
North	$124,255	$40,734
South	31,017	32,000		$10,000
West	117,305	17,098	$(1,621)	29,600
Corporate	38,904	36,523
Total	$311,481	$126,355	$(1,621)	$39,600	$—	$—

18. Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the nine months ended July 31, 2012 and 2011 (amounts in thousands):

	2012	2011
Cash flow information:
Interest capitalized, net of amount paid	$2,814
Interest paid, net of amount capitalized		$8,800
Income tax payment	$2,975
Income tax refunds		$154,524
Non-cash activity:
Cost of inventory acquired through seller financing or municipal bonds, net	$21,422	$26,773
Increase in SERP benefits	$310
Miscellaneous (decreases) increases to inventory	$(286)	$1,781
Reclassification of inventory to property, construction and office equipment		$20,005
Reduction of investments in unconsolidated entities due to reduction in letters of credit or accrued liabilities	$481	$9,506
Transfer of inventory to investment in non-performing loan portfolios and foreclosed real estate	$802
Transfer of inventory to investment in unconsolidated entities	$5,793
Reclassification of deferred income from investment in unconsolidated entities to accrued liabilities	$2,943
Unrealized loss on derivative held by equity investee	$942
Miscellaneous decreases to investments in unconsolidated entities	$(89)	$(640)
Acquisition of Business:
Fair value of assets purchased	$149,959
Liabilities assumed	$5,213
Cash paid	$144,746
19. Supplemental Guarantor Information
A 100% owned subsidiary of the Company, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following Senior Notes (amounts in thousand):

	Original Amount Issued	Amount outstanding at July 31, 2012

6.875% Senior Notes due 2012	$300,000	$59,067
5.95% Senior Notes due 2013	$250,000	$104,785
4.95% Senior Notes due 2014	$300,000	$267,960
5.15% Senior Notes due 2015	$300,000	$300,000
8.91% Senior Notes due 2017	$400,000	$400,000
6.75% Senior Notes due 2019	$250,000	$250,000
5.875% Senior Notes due 2022	$419,876	$419,876
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
Condensed Consolidating Balance Sheet at July 31, 2012:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	533,371	68,080	—	601,451
Marketable securities			215,809	60,119		275,928
Restricted cash	28,188		17,958	862		47,008
Inventory			3,555,007	229,698		3,784,705
Property, construction and office equipment, net			98,131	3,085		101,216
Receivables, prepaid expenses and other assets	203	9,943	77,334	58,507	(13,020)	132,967
Mortgage loans held for sale				72,544		72,544
Customer deposits held in escrow			28,501	2,230		30,731
Investments in and advances to unconsolidated entities			72,781	238,702	(2)	311,481
Investments in non-performing loan portfolios and foreclosed real estate				98,241		98,241
Investments in and advances to consolidated entities	2,752,091	1,820,550	(1,038,874)	(429,597)	(3,104,170)	—
	2,780,482	1,830,493	3,560,018	402,471	(3,117,192)	5,456,272
LIABILITIES AND EQUITY
Liabilities:
Loans payable			75,747	30,652		106,399
Senior notes		1,792,453				1,792,453
Mortgage company warehouse loan				63,128		63,128
Customer deposits			135,481	6,042		141,523
Accounts payable			106,543	(26)		106,517
Accrued expenses		38,040	304,522	133,549	(11,389)	464,722
Income taxes payable	81,724			(2,000)		79,724
Total liabilities	81,724	1,830,493	622,293	231,345	(11,389)	2,754,466
Equity:
Stockholders’ equity:
Common stock	1,687		48	3,006	(3,054)	1,687
Additional paid-in capital	397,302			1,734	(1,734)	397,302
Retained earnings	2,309,980		2,940,796	160,219	(3,101,015)	2,309,980
Treasury stock, at cost	(10,211)					(10,211)
Accumulated other comprehensive loss			(3,119)	(18)		(3,137)
Total stockholders’ equity	2,698,758	—	2,937,725	164,941	(3,105,803)	2,695,621
Noncontrolling interest				6,185		6,185
Total equity	2,698,758	—	2,937,725	171,126	(3,105,803)	2,701,806
	2,780,482	1,830,493	3,560,018	402,471	(3,117,192)	5,456,272

Condensed Consolidating Balance Sheet at October 31, 2011:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents			775,300	131,040		906,340
Marketable securities			233,572			233,572
Restricted cash			19,084	676		19,760
Inventory			2,911,211	505,512		3,416,723
Property, construction and office equipment, net			77,001	22,711		99,712
Receivables, prepaid expenses and other assets		6,768	74,980	26,067	(2,239)	105,576
Mortgage loans held for sale				63,175		63,175
Customer deposits held in escrow			10,682	4,177		14,859
Investments in and advances to unconsolidated entities			86,481	39,874		126,355
Investments in non-performing loan portfolios and foreclosed real estate				69,174		69,174
Investments in and advances to consolidated entities	2,694,419	1,508,550	(727,258)	(477,322)	(2,998,389)	—
	2,694,419	1,515,318	3,461,053	385,084	(3,000,628)	5,055,246
LIABILITIES AND EQUITY
Liabilities:
Loans payable			61,994	44,562		106,556
Senior notes		1,490,972				1,490,972
Mortgage company warehouse loan				57,409		57,409
Customer deposits			71,388	12,436		83,824
Accounts payable			96,645	172		96,817
Accrued expenses		24,346	320,021	178,965	(2,281)	521,051
Income taxes payable	108,066			(2,000)		106,066
Total liabilities	108,066	1,515,318	550,048	291,544	(2,281)	2,462,695
Equity:
Stockholders’ equity:
Common stock	1,687		3,054	2,003	(5,057)	1,687
Additional paid-in capital	400,382		1,366	2,734	(4,100)	400,382
Retained earnings	2,234,251		2,909,487	82,605	(2,992,092)	2,234,251
Treasury stock, at cost	(47,065)					(47,065)
Accumulated other comprehensive loss	(2,902)		(2,902)		2,902	(2,902)
Total stockholders’ equity	2,586,353	—	2,911,005	87,342	(2,998,347)	2,586,353
Noncontrolling interest				6,198		6,198
Total equity	2,586,353	—	2,911,005	93,540	(2,998,347)	2,592,551
	2,694,419	1,515,318	3,461,053	385,084	(3,000,628)	5,055,246

Condensed Consolidating Statement of Operations for the nine months ended July 31, 2012 ($ in thousands):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,273,494	42,581	(66,120)	1,249,955
Cost of revenues			1,033,992	1,774	(9,409)	1,026,357
Selling, general and administrative	54	2,355	232,338	29,762	(51,724)	212,785
Interest expense		84,111		318	(84,429)	—
	54	86,466	1,266,330	31,854	(145,562)	1,239,142
Income (loss) from operations	(54)	(86,466)	7,164	10,727	79,442	10,813
Other:
Income from unconsolidated entities			13,858	5,490		19,348
Other income - net	38	86,466	15,166	(197)	(79,441)	22,032
Income from subsidiaries	52,209		16,020		(68,229)	—
Income before income tax benefit	52,193	—	52,208	16,020	(68,228)	52,193
Income tax benefit	(23,536)		(23,544)	(7,224)	30,768	(23,536)
Net income	75,729	—	75,752	23,244	(98,996)	75,729
Condensed Consolidating Statement of Operations for the three months ended July 31, 2012 ($ in thousands):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			562,143	16,959	(24,783)	554,319
Cost of revenues			452,672	489	(5,233)	447,928
Selling, general and administrative	27	573	83,570	10,128	(19,406)	74,892
Interest expense		28,002		318	(28,320)	—
	27	28,575	536,242	10,935	(52,959)	522,820
Income (loss) from operations	(27)	(28,575)	25,901	6,024	28,176	31,499
Other:
Income from unconsolidated entities			4,672	1,000		5,672
Other income - net	18	28,575	7,586	(2,223)	(28,175)	5,781
Income from subsidiaries	42,961		4,801		(47,762)	—
Income before income tax benefit	42,952	—	42,960	4,801	(47,761)	42,952
Income tax benefit	(18,691)		(18,695)	(1,341)	20,036	(18,691)
Net income	61,643	—	61,655	6,142	(67,797)	61,643

Condensed Consolidating Statement of Operations for the nine months ended July 31, 2011 ($ in thousands):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,022,423	77,545	(51,872)	1,048,096
Cost of revenues			858,452	49,647	(9,833)	898,266
Selling, general and administrative	91	1,000	200,646	28,772	(37,603)	192,906
Interest expense		78,273	1,504		(78,273)	1,504
	91	79,273	1,060,602	78,419	(125,709)	1,092,676
Loss from operations	(91)	(79,273)	(38,179)	(874)	73,837	(44,580)
Other:
Loss (income) from unconsolidated entities			12,597	(23,602)		(11,005)
Other income - net		82,687	8,910	(3,404)	(73,837)	14,356
Expenses related to retirement of debt		(3,414)				(3,414)
Loss from subsidiaries	(44,552)		(27,880)		72,432	—
Loss before income tax benefit	(44,643)	—	(44,552)	(27,880)	72,432	(44,643)
Income tax benefit	(69,395)	—	(69,253)	(43,338)	112,591	(69,395)
Net income	24,752	—	24,701	15,458	(40,159)	24,752
Condensed Consolidating Statement of Operations for the three months ended July 31, 2011 ($ in thousands):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			385,016	30,123	(20,834)	394,305
Cost of revenues			321,824	22,142	(4,019)	339,947
Selling, general and administrative	38	330	67,674	10,079	(13,516)	64,605
Interest expense		25,790			(25,790)	—
	38	26,120	389,498	32,221	(43,325)	404,552
Loss from operations	(38)	(26,120)	(4,482)	(2,098)	22,491	(10,247)
Other:
Income from unconsolidated entities			8,892	2,448		11,340
Other income - net		29,534	1,120	(1,954)	(22,491)	6,209
Expenses related to retirement of debt		(3,414)				(3,414)
Income (loss) from subsidiaries	3,926		(1,604)		(2,322)	—
Income (loss) before income tax benefit	3,888	—	3,926	(1,604)	(2,322)	3,888
Income tax benefit	(38,220)		(37,469)	(26,472)	63,941	(38,220)
Net income	42,108	—	41,395	24,868	(66,263)	42,108

Condensed Consolidating Statement of Cash Flows for the nine months ended July 31, 2012 ($ in thousands):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities:
Net income	75,729	—	75,752	23,244	(98,996)	75,729
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	15	2,666	13,640	202		16,523
Stock-based compensation	12,227					12,227
Recovery of investments in unconsolidated entities				(1,621)		(1,621)
Income from unconsolidated entities			(13,858)	(3,869)		(17,727)
Distributions of earnings from unconsolidated entities			4,028			4,028
Income from non-performing loan portfolios and foreclosed real estate				(12,725)		(12,725)
Deferred tax benefit	1,477					1,477
Deferred tax valuation allowance	(1,477)					(1,477)
Inventory impairments and write-offs			13,249			13,249
Change in fair value of mortgage loans receivable and derivative instruments				(244)		(244)
Gain on marketable securities			(40)			(40)
Changes in operating assets and liabilities
Increase in inventory			(141,871)	(80,550)		(222,421)
Origination of mortgage loans				(434,780)		(434,780)
Sale of mortgage loans				426,559		426,559
Decrease (increase) in restricted cash	(28,188)		1,126	(186)		(27,248)
Decrease (increase) in receivables, prepaid expenses and other assets	(54,988)	(312,587)	16,690	225,512	103,198	(22,175)
Increase in customer deposits			46,224	(4,447)		41,777
(Decrease) increase in accounts payable and accrued expenses	(2,584)	13,694	(19,259)	(46,514)	(4,202)	(58,865)
Decrease in income taxes payable	(26,342)					(26,342)
Net cash (used in) provided by operating activities	(24,131)	(296,227)	(4,319)	90,581	—	(234,096)
Cash flow from investing activities:
Purchase of property and equipment			(6,447)	(871)		(7,318)
Purchase of marketable securities			(257,431)	(60,138)		(317,569)
Sale and redemption of marketable securities			270,503			270,503
Investments in and advances to unconsolidated entities			(112,717)	(83,096)		(195,813)
Return of investments from unconsolidated entities			32,172	1,059		33,231
Investment in non-performing loan portfolios and foreclosed real estate				(30,090)		(30,090)
Return of investments in non-performing loan portfolios and foreclosed real estate				14,412		14,412
Acquisition of a business			(144,746)			(144,746)
Net cash used in investing activities	—	—	(218,666)	(158,724)	—	(377,390)
Cash flow from financing activities:
Net Proceeds from issuance of senior notes		296,227				296,227
Proceeds from loans payable				675,481		675,481
Principal payments of loans payable			(18,944)	(670,298)		(689,242)
Proceeds from stock-based benefit plans	24,515					24,515
Purchase of treasury stock	(384)					(384)
Net cash (used in) provided by financing activities	24,131	296,227	(18,944)	5,183	—	306,597
Net decrease in cash and cash equivalents	—	—	(241,929)	(62,960)	—	(304,889)
Cash and cash equivalents, beginning of period			775,300	131,040		906,340
Cash and cash equivalents, end of period	—	—	533,371	68,080	—	601,451

Condensed Consolidating Statement of Cash Flows for the nine months ended July 31, 2011 ($ in thousands):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities:
Net income	24,752	—	24,701	15,458	(40,159)	24,752
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization		2,416	14,055	652		17,123
Stock-based compensation	10,147					10,147
Impairments of investments in unconsolidated entities			10,000	29,600		39,600
Income from unconsolidated entities			(16,725)	(11,870)		(28,595)
Distributions of earnings from unconsolidated entities			7,315			7,315
Income from non-performing loan portfolios and foreclosed real estate				(1,187)		(1,187)
Deferred tax benefit	4,329					4,329
Deferred tax valuation allowance	(4,329)					(4,329)
Inventory impairments and write-offs			34,861			34,861
Change in fair value of mortgage loans receivable and derivative instruments				628		628
Expenses related to early retirement of debt		3,414				3,414
Changes in operating assets and liabilities
Increase in inventory			(85,962)	(122,242)		(208,204)
Origination of mortgage loans				(457,383)		(457,383)
Sale of mortgage loans				504,724		504,724
Decrease (increase) in restricted cash			38,584	(1,903)		36,681
Decrease (increase) in receivables, prepaid expenses and other assets	(141,264)	40,368	(202,417)	259,947	40,411	(2,955)
Increase in customer deposits			7,067	11,023		18,090
(Increase) decrease in accounts payable and accrued expenses	(2,032)	2,239	75,257	(112,985)	(252)	(37,773)
Decrease in income tax refund recoverable	141,590					141,590
Decrease in income taxes payable	(56,461)					(56,461)
Net cash provided by (used in) operating activities	(23,268)	48,437	(93,264)	114,462	—	46,367
Cash flow from investing activities:
Purchase of property and equipment — net			(3,756)	(3,171)		(6,927)
Purchase of marketable securities			(420,087)			(420,087)
Sale and redemption of marketable securities			318,372			318,372
Return of investments in unconsolidated entities			40,485	(14,200)		26,285
Investment in non-performing loan portfolios and foreclosed real estate				(42,141)		(42,141)
Return of investments in non-performing loan portfolios and foreclosed real estate				101		101
Net cash used in investing activities	—	—	(64,986)	(59,411)	—	(124,397)
Cash flow from financing activities:
Proceeds from loans payable				666,659		666,659
Principal payments of loans payable			(11,377)	(703,754)		(715,131)
Redemption of senior notes		(48,437)				(48,437)
Proceeds from stock-based benefit plans	23,731					23,731
Receipts related to noncontrolling interest				2,678		2,678
Purchase of treasury stock	(463)					(463)
Net cash (used in) provided by financing activities	23,268	(48,437)	(11,377)	(34,417)	—	(70,963)
Net (decrease) increase in cash and cash equivalents	—	—	(169,627)	20,634	—	(148,993)
Cash and cash equivalents, beginning of period	—		930,387	108,673		1,039,060
Cash and cash equivalents, end of period	—	—	760,760	129,307	—	890,067

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements, notes thereto, and the related Management's Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011. It also should be read in conjunction with the disclosure under “Statement on Forward-Looking Information” in this report.
Unless otherwise stated, net contracts signed represents a number or value equal to the gross number or value of contracts signed during the relevant period, less the number or value of contracts canceled during the relevant period, which includes contracts that were signed during the relevant period and in prior periods.
OVERVIEW
Financial Highlights
In the nine-month period ended July 31, 2012, we recognized $1.25 billion of revenues and net income of $75.7 million, as compared to $1.05 billion of revenues and net income of $24.8 million in the nine-month period ended July 31, 2011. Fiscal 2012 nine-month income before income taxes included $13.2 million of inventory impairments and write-offs and a recovery of $1.6 million of previously accrued charges related to our investments in unconsolidated entities. Fiscal 2011 nine-month loss before income taxes included inventory impairments and write-offs of $34.9 million, $39.6 million of impairment charges related to our investments in unconsolidated entities and $3.4 million of expenses related to the repurchase of our debt. During the fiscal 2012 nine-month period, we recognized an income tax benefit of $23.5 million, as compared to an income tax benefit of $69.4 million in the fiscal 2011 period.
In the three-month period ended July 31, 2012, we recognized $554.3 million of revenues and net income of $61.6 million, as compared to $394.3 million of revenues and net income of $42.1 million in the three-month period ended July 31, 2011. Fiscal 2012 third quarter income before income taxes included $3.1 million of inventory impairments. Fiscal 2011 third quarter income before income taxes included $16.8 million of inventory impairments and $3.4 million of expenses related to the repurchase of our debt. During the fiscal 2012 third quarter, we recognized an income tax benefit of $18.7 million, as compared to an income tax benefit of $38.2 million in the fiscal 2011 third quarter.
Our Challenging Business Environment and Current Outlook
The downturn in the U.S. housing market, which began in the fourth quarter of our fiscal 2005, was the longest and most severe since the Great Depression. The value of our net contracts signed in fiscal 2011 was $1.60 billion, a decline of 78% from the $7.15 billion of net contracts signed in fiscal 2005. The downturn, which we believe started with a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale, has been exacerbated by, among other things, a decline in the overall economy; increased unemployment, fear of job loss; a decline in home prices and the resulting reduction in home equity; the large number of homes that are vacant and homes that are or will be available due to foreclosures; the inability of some of our home buyers or some prospective buyers of their homes to sell their current home; and the direct and indirect impact of the turmoil in the mortgage loan market. In the early part of 2010, we saw many of our markets reach bottom, and until recently, demand for our product had been choppy.

According to the U.S. Census Bureau, during the period 1970 through 2007, total housing starts in the United States averaged approximately 1.26 million per year, while in the period 2008 through 2011, total housing starts averaged approximately 0.66 million per year. In addition, based on the trend of household formations in relation to population growth during the period 2000 through 2007, the number of households formations formed in the four year period of 2008 through 2011 was approximately 2.3 million less than would have been expected.

Recently, the housing market has moved into a new and stronger phase of recovery as we are experiencing broad-based improvement across most of our regions. Our fiscal 2012 selling season was the most robust and sustained since the downturn began. We believe the housing recovery is bring driven by pent-up demand, low interest rates and attractively priced homes. Our brand name, our well-located communities and our demonstrated reliability and quality are enabling us to attract more buyers.
We believe our target customers generally have remained employed during this downturn. However, we believe many deferred their home buying decisions because of concerns over the direction of the economy and concerns over the direction of home prices. We believe that, as consumer confidence continues to improve, pent-up demand will continue to be released. We believe that the key to a full recovery in our business depends on the above-mentioned factors as well as an improved economy and a sustained stabilization of financial markets.
We also believe that the medium and long-term future for us and the homebuilding industry are bright. A 2011 Harvard University study projects that under both low- and high-growth scenarios, housing demand in the 2010-2020 period should exceed that of the previous three decades. In many markets, the pipeline of approved and improved home sites has dwindled as builders and developers have lacked both the capital and the economic benefit for bringing sites through approvals. Therefore, we believe when demand picks up, builders and developers with approved land in well-located markets will be poised to benefit. We believe that this will be particularly true for us because our land portfolio is heavily weighted in the metro-Washington, DC to metro-Boston corridor where land is scarce, approvals are more difficult to obtain and overbuilding has been relatively less prevalent than in the Southeast and Western regions.
We continue to believe that many of our communities are in desirable locations that are difficult to replace and in markets where approvals have been increasingly difficult to achieve. We believe that many of these communities have substantial embedded value that may be realized in the future as the housing recovery strengthens.
Competitive Landscape
Based on our experience during prior downturns in the housing industry, we believe that attractive land acquisition opportunities arise in difficult times for those builders that have the financial strength to take advantage of them. In the current environment, we believe our strong balance sheet, liquidity, access to capital, broad geographic presence, diversified product line, experienced personnel and national brand name all position us well for such opportunities now and in the future.
We continue to see reduced competition from the small and mid-sized private builders that had been our primary competitors in the luxury market. We believe that many of these builders are no longer in business and that access to capital by the surviving private builders is already severely constrained. We envision that there will be fewer and more selective lenders serving our industry as the market rebounds and that those lenders likely will gravitate to the homebuilding companies that offer them the greatest security, the strongest balance sheets and the broadest array of potential business opportunities. While some builders may re-emerge with new capital, the scarcity of attractive land is a further impediment to their re-emergence. We believe that this reduced competition, combined with attractive long-term demographics, will reward those well-capitalized builders that can persevere through the current challenging environment.
As market conditions continue to improve, we believe that geographic and product diversification, access to lower-cost capital and strong demographics will benefit those builders, like us, who can control land and persevere through the increasingly difficult regulatory approval process. We believe that these factors favor a large publicly traded homebuilding company with the capital and expertise to control home sites and gain market share. We also believe that over the past five years, many builders and land developers reduced the number of home sites that were taken through the approval process. The process continues to be difficult and lengthy, and the political pressure from no-growth proponents continues to increase, but we believe our expertise in taking land through the approval process and our already-approved land positions will allow us to grow in the years to come as market conditions improve.
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
In response to the decline in market conditions over the past several years, we re-evaluated and renegotiated or canceled many of our land purchase contracts. In addition, we sold, and may continue to sell, certain parcels of land that we identified as non-strategic. As a result, we reduced our land position from a high of approximately 91,200 home sites at April 30, 2006 to a low of approximately 31,700 home sites at January 31, 2010. Based on our belief that the housing market has begun to recover, the increased attractiveness of land available for purchase and the revival of demand in certain areas, we have begun to increase our land positions. During fiscal 2011 and in the nine-month period ended July 31, 2012, we acquired control of approximately 5,300 home sites (net of options terminated) and 4,000 home sites (net of options terminated), respectively. Of the 4,000 home sites we acquired control of in the nine-month period of fiscal 2012, approximately 1,500 home sites were acquired in the

CamWest asset purchase. At July 31, 2012, we controlled approximately 39,200 home sites of which we owned approximately 31,500 of them. Of these 31,500 home sites, significant improvements were completed on approximately 12,300 of them. At July 31, 2012 and 2011, we were selling from 226 and 207 communities, respectively. At April 30, 2012 and 2011, we were selling from 230 and 203 communities, respectively. At October 31, 2011, we were selling from 215 communities, compared to 195 communities at October 31, 2010. Our November 2011 acquisition of CamWest assets increased our selling community count by 15.
We expect to be selling from 225 to 235 communities at October 31, 2012. At July 31, 2012, we had 45 communities that were temporarily closed due to market conditions and 50 communities that we had acquired the land for but have temporarily decided not to open.
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
While the range of mortgage products available to a potential home buyer is not what it was in the period 2005 through 2007, we have seen improvements over the past year. Indications from industry participants, including commercial banks, mortgage banks, mortgage REITS and mortgage insurance companies are that availability, parameters and pricing of jumbo loans are all improving. We believe that improvement should not only enhance financing alternatives for existing jumbo buyers, but should help to offset the reduction in Fannie Mae/Freddie Mac-eligible loan amounts in some markets. Based on the mortgages provided by our mortgage subsidiary during the past 18 months, we do not expect the change in the Fannie Mae/Freddie Mac-eligible loan amounts to have a significant impact on our business.
There has been significant media attention given to mortgage put-backs, a practice by which a buyer of a mortgage loan tries to recoup losses from the loan originator. We do not believe this is a material issue for our mortgage subsidiary. Of the approximately 15,000 loans sold by our mortgage subsidiary since November 1, 2004, only 30 have been the subject of either actual indemnification payments or take-backs or contingent liability loss provisions related thereto. We believe that this is due to (i) our typical home buyer's financial position and sophistication, (ii) on average, our home buyers who use mortgage financing to purchase a home pay approximately 30% of the purchase price in cash, (iii) our general practice of not originating certain loan types such as option adjustable rate mortgages and down payment assistance products, and our origination of very few sub-prime, high loan-to-value and no documentation loans, (iv) our elimination of “early payment default” provisions from each of our agreements with our mortgage investors several years ago, and (v) the quality of our controls, processes and personnel in our mortgage subsidiary.
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

Gibraltar
We continue to look for distressed real estate opportunities through Gibraltar. Gibraltar continues to selectively review a steady flow of new opportunities, including bank portfolios and other distressed real estate investments. In fiscal 2012, Gibraltar acquired 12 non-performing loans with an unpaid principal balance of approximately $56.6 million. The portfolio included non-performing loans secured by commercial land and buildings in various stages of completion. The portfolios that Gibraltar previously acquired were primarily residential acquisition, development, and construction loans secured by properties in various stages of completion.
At July 31, 2012, Gibraltar had direct investments in loan portfolios, real estate owned and a participation in a loan portfolio of approximately $98.2 million and an investment in a structured asset joint venture of $35.7 million. At July 31, 2012, Gibraltar directly, through a loan participation and through a joint venture, controlled 315 loans and properties with a net unpaid principal of the loans or estimated fair value of the properties of approximately $1.2 billion.
During the nine-month periods ended July 31, 2012 and 2011, we recognized income of $7.5 million and $5.1 million from the Gibraltar operations, respectively, including its equity in the earnings from its investment in a structured asset joint venture. For the three-month periods ended July 31, 2012 and 2011, we recognized income of $0.6 million and $4.1 million, respectively.
CONTRACTS AND BACKLOG
The aggregate value of gross sales contracts signed increased 51.6% in the nine-month period ended July 31, 2012, as compared to the nine-month period ended July 31, 2011. The value of gross sales contracts signed was $1.95 billion (3,190 homes) and $1.29 billion (2,266 homes) in the nine-month periods ended July 31, 2012 and 2011, respectively. The increase in the aggregate value of gross contracts signed in the nine-month period of fiscal 2012, as compared to the comparable period of fiscal 2011 was the result of a 40.8% increase in the number of gross contracts signed, and a 7.7% increase in the average value of each contract signed. The increase in the number of gross contracts signed was primarily due to an increase in demand for our homes and a 11.7% increase in the average number of selling communities in the fiscal 2012 period, as compared to the fiscal 2011 period. Approximately one-half of the increase in the average value of each contract signed was due to the sales contracts signed at one of our luxury high-rise developments in the metro-New York market in fiscal 2012 which averaged approximately $4.6 million each; the remaining increase in the average price of the contracts signed was primarily attributable to a change in mix to more expensive product and/or areas, reduced incentives given on new contracts in the period and, in some of our communities, increased prices.
The aggregate value of gross sales contracts signed increased 60.9% in the three-month period ended July 31, 2012, as compared to the three-month period ended July 31, 2011. The value of gross sales contracts signed was $706.5 million (1,173  homes) and $439.2 million (770 homes) in the three-month periods ended July 31, 2012 and 2011, respectively. The increase in the aggregate value of gross contracts signed in the three-month period of fiscal 2012, as compared to the comparable period of fiscal 2011, was the result of a 52.3% increase in the number of gross contracts signed, and a 5.6% increase in the average value of each contract signed. The increase in the number of gross contracts signed was primarily due to increased demand and an 11.2% increase in the average number of selling communities in the fiscal 2012 period, as compared to the fiscal 2011 period. The increase in the average price of the contracts signed was primarily attributable to a change in mix to more expensive product and/or areas, reduced incentives given on new contracts in the period and, in some of our communities, increased prices. Approximately one-third of the increase in the average value of each contract signed was due to one sales contract signed at one of our luxury high-rise developments in the metro-New York market in the third quarter of fiscal 2012 with a value of $13.3 million.
The aggregate value of net contracts signed increased 54.2% in the nine-month period ended July 31, 2012, as compared to the nine-month period ended July 31, 2011. The value of net contracts signed was $1.87 billion (3,061 homes) in the fiscal 2012 period and $1.21 billion (2,140 homes) in the fiscal 2011 period. The increase in the fiscal 2012 period, as compared to the fiscal 2011 period, was the result of a 43.0% increase in the number of net contracts signed, and a 7.8% increase in the average value of each contract signed. The increase in the number of net contracts signed in the fiscal 2012 period, as compared to the fiscal 2011 period, was the result of the higher number of gross contracts signed in the fiscal 2012 period and the reduced rate of contract cancellations in the fiscal 2012 period, as compared to the fiscal 2011 period.
The aggregate value of net contracts signed increased 65.8% in the three-month period ended July 31, 2012, as compared to the three-month period ended July 31, 2011. The value of net contracts signed was $674.4 million (1,119 homes) in the fiscal 2012 period and $406.7 million (713 homes) in the fiscal 2011 period. The increase in the fiscal 2012 period, as compared to the fiscal 2011 period, was the result of a 56.9% increase in the number of net contracts signed, and a 5.7% increase in the average value of each contract signed. The increase in the number of net contracts signed in the fiscal 2012 period, as compared to the fiscal 2011 period, was the result of the higher number of gross contracts signed in the fiscal 2012 period and the reduced rate of contract cancellations in the fiscal 2012 period, as compared to the fiscal 2011 period.
In the nine-month period ended July 31, 2012, home buyers canceled $75.9 million (129 homes) of signed contracts, representing 3.9% of the gross value of contracts signed and 4.0% of the gross number of contracts signed. In the nine-month period ended July 31, 2011, home buyers canceled $71.4 million (126 homes) of signed contracts, representing 5.6% of both the gross value of contracts signed and the gross number of contracts signed. The average value of the contracts canceled in the nine-month period of fiscal 2012 increased approximately 3.9%, as compared to the nine-month period of fiscal 2011.
In the three-month period ended July 31, 2012, home buyers canceled $32.1 million (54 homes) of signed contracts, representing 4.5% of the gross value of contracts signed and 4.6% of the gross number of contracts signed. In the three-month period ended July 31, 2011, home buyers canceled $32.5 million (57 homes) of signed contracts, representing 7.4% of both the gross value of contracts signed and the gross number of contracts signed. The average value of the contracts canceled in the three-month period of fiscal 2012 increased approximately 4.3%, as compared to the three-month period of fiscal 2011.
Backlog consists of homes under contract but not yet delivered to our home buyers. The value of our backlog at July 31, 2012 of $1.62 billion (2,559 homes) increased 58.9%, as compared to our backlog at July 31, 2011 of $1.02 billion (1,780 homes). Our backlog at October 31, 2011 and 2010 was $981.1 million (1,667 homes) and $852.1 million (1,494 homes), respectively. The increase in the value of backlog at July 31, 2012, as compared to the backlog at July 31, 2011, was primarily attributable to the increase in the aggregate value of net contracts signed in the nine-month period ended July 31, 2012, as compared to the nine-month period ended July 31, 2011, and the higher backlog at October 31, 2011, as compared to the backlog at October 31, 2010, offset, in part, by the increase in the aggregate value of our deliveries in the nine months of fiscal 2012, as compared to the aggregate value of deliveries in the nine months of fiscal 2011.
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
OFF-BALANCE SHEET ARRANGEMENTS
We have investments in and advances to various unconsolidated entities. At July 31, 2012, we had investments in and advances to these entities, net of impairment charges recognized, of $311.5 million, and were committed to invest or advance $98.5 million to these entities if they require additional funding. In addition, we have guaranteed approximately $9.8 million of payments under a ground lease for one of the joint ventures. Our investments in these entities are accounted for using the equity method.
The trends, uncertainties or other factors that have negatively impacted our business and the industry in general have also impacted the unconsolidated entities in which we have investments. We review each of our investments on a quarterly basis for indicators of impairment. A series of operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of our investment in the unconsolidated entity has occurred. If a loss exists, we further review to determine if the loss is other than temporary, in which case we write down the investment to its fair value. The evaluation of our investment in unconsolidated entities entails a detailed cash flow analysis using many estimates including but not limited to expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, market conditions and anticipated cash receipts, in order to determine projected future distributions. Each of the unconsolidated entities evaluates its inventory in a similar manner as we do. See “Critical Accounting Policies - Inventory” contained in the MD&A in our Annual Report on Form 10-K for the year ended October 31, 2011 for more detailed disclosure on our evaluation of inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, our proportionate share is reflected in income (loss) from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities. During the nine-month and three-month periods ended July 31, 2012, based upon our evaluation of the fair value of our investments in unconsolidated entities, we determined that there were no impairments of our investments in these joint ventures. In the second quarter of fiscal 2012, we recognized a $1.6 million recovery of previously accrued charges. During the nine-month period ended July 31, 2011, based upon our evaluation of the fair value of our investments in unconsolidated entities, we determined that there was an impairment to our investment in a development joint venture and recognized impairment charges of $39.6 million.

On October 27, 2011, a bankruptcy court issued an order confirming a plan of reorganization for South Edge, LLC (“South Edge”), a Nevada land development joint venture which was the subject of an involuntary bankruptcy petition filed in December 2010. Pursuant to the plan of reorganization, South Edge settled litigation regarding a loan made by a syndicate of lenders to South Edge having a principal balance of $327.9 million, for which we had executed certain completion guarantees and conditional repayment guarantees. In November 2011, we made a payment of $57.6 million as our share of the settlement. We believe we have made adequate provision at July 31, 2012 for any remaining exposure to lenders which are not parties to the agreement. Our carrying value of our investment in Inspirada Builders, LLC is carried at nominal value.
In December 2011, we entered into a joint venture to develop a high-rise luxury for-sale/rental project in the metro-New York market. At July 31, 2012, we had $84.0 million invested in this joint venture and were committed to make additional contributions of $37.5 million to it. Under the terms of the agreement, upon completion of the construction of the building, we will acquire ownership of the top eighteen floors of the building to sell, for our own account, luxury condominium units and our partner will receive ownership of the lower floors containing residential, for lease units and retail space.
In the third quarter of fiscal 2012, we acquired a 50% interest in an existing land joint venture for approximately $110 million. The joint venture intends to develop over 2,000 home sites in Orange County, California on land that it owns. The joint venture expects to borrow additional funds to complete the development of this project. It is our intention to acquire a substantial number of lots from the land joint venture. We do not have any additional commitment to fund this joint venture.
In addition, in the third quarter of fiscal 2012, we invested $3.9 million in a joint venture in which we have a 50% interest that will develop a high-rise luxury for-sale condominium/hotel project in the metro-New York market. We expect to make additional investments of approximately $49.2 million for the development of this property. The joint venture expects to borrow additional funds to complete the construction of this project. We have also guaranteed approximately $9.8 million of payments under a ground lease on this project.
Pursuant to the Securities and Exchange Commission Regulation S-X, TMF Kent Partners, LLC (“TMF”) and KTL 303 LLC (“KTL”) were deemed significant joint ventures for the fiscal year ended October 31, 2011. We have a 50% ownership interest in TMF and KTL.
TMF was formed to acquire land and construct two luxury condominium buildings comprising a total of 450 residential units and a parking garage, located in Brooklyn, New York. Building 1, comprised of 180 units, was completed in fiscal 2008 and was substantially settled out as of October 31, 2010. TMF began construction of Building 2, comprised of 270 units, in fiscal 2008 and commenced settlement of units in October 2010. As of July 31, 2012, 256 units in Building 2 have been settled. TMF expects Building 2 to be substantially settled out by the end of the second quarter of fiscal 2013.
KTL was formed to develop, finance, construct and market a luxury condominium building comprising 128 residential units and approximately 14,500 square feet of commercial space, located in Manhattan, New York. KTL began construction of the building in fiscal 2008 and commenced settling units in fiscal 2010. As of July 31, 2012, KTL had settled its last unit.

RESULTS OF OPERATIONS
The following table sets forth, for the nine-month and three-month periods ended July 31, 2012 and 2011, a comparison of certain statement of operations items ($ in millions):

	Nine months ended July 31,				Three months ended July 31,
	2012		2011		2012		2011
	$	%*	$	%*	$	%*	$	%*
Revenues	1,250.0		1,048.1		554.3		394.3
Cost of revenues	1,026.4	82.1	898.3	85.7	447.9	80.8	339.9	86.2
Selling, general and administrative	212.8	17.0	192.9	18.4	74.9	13.5	64.6	16.4
Interest expense	—		1.5	0.1	—		—	—
	1,239.1	99.1	1,092.7	104.3	522.8	94.3	404.6	102.6
Income (loss) from operations	10.8		(44.6)		31.5		(10.2)
Other
Income (loss) from unconsolidated entities	19.3		(11.0)		5.7		11.3
Other income - net	22.0		14.4		5.8		6.2
Expenses related to early retirement of debt			(3.4)				(3.4)
Income (loss) before income tax benefit	52.2		(44.6)		43.0		3.9
Income tax benefit	(23.5)		(69.4)		(18.7)		(38.2)
Net income	75.7		24.8		61.6		42.1
*     Percent of revenues
Note:     Due to rounding, amounts may not add.
REVENUES AND COST OF REVENUES
Revenues for the nine months ended July 31, 2012 were higher than those for the comparable period of fiscal 2011 by approximately $201.9 million, or 19.3%. This increase was primarily attributable to an increase in the number of homes delivered. In the fiscal 2012 period we delivered 2,198 homes with a value of $1.25 billion, as compared to 1,854 homes in the 2011 period with a value of $1.05 billion. The increase in the number of homes delivered in the nine-month period ended July 31, 2012, as compared to the comparable period of fiscal 2011, was primarily due to the higher number of homes in backlog at the beginning of fiscal 2012, as compared to the beginning of fiscal 2011, and deliveries from our November 2011 acquisition of CamWest. In the nine-month period ended July 31, 2012, we delivered 132 homes with a sales value of $64.3 million from our CamWest operations.
Cost of revenues as a percentage of revenues was 82.1% in the nine-month period ended July 31, 2012 , as compared to 85.7% in the nine-month period ended July 31, 2011. In the nine-month periods ended July 31, 2012 and 2011, we recognized inventory impairment charges and write-offs of $13.2 million and $34.9 million, respectively. Cost of revenues as a percentage of revenues, excluding impairments, was 81.1% of revenues in the nine-month period ended July 31, 2012, as compared to 82.4% in the fiscal 2011 period. The decrease in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in the fiscal 2012 period, as compared to the comparable period of fiscal 2011, was due primarily to lower interest costs in the fiscal 2012 period, as compared to the fiscal 2011 period, the impact of two of our high-rise buildings which had significantly higher margins than our normal product, and the reduction in costs realized from our centralized purchasing initiatives, offset, in part, by the impact on costs from the application of purchase accounting on the homes delivered from the acquisition of CamWest in November 2011. In the nine-month periods ended July 31, 2012 and 2011, interest cost as a percentage of revenues was 4.8% and 5.4%, respectively.
Revenues for the three months ended July 31, 2012 were higher than those for the comparable period of fiscal 2011 by approximately $160.0 million, or 40.6%. This increase was attributable to a 39.0% increase in the number of homes delivered and a 1.2% increase in the average price of the homes delivered. In the fiscal 2012 period we delivered 963 homes with a value of $554.3 million, as compared to 693 homes in the 2011 period with a value of $394.3 million.The increase in the number of homes delivered in fiscal 2012, as compared to the fiscal 2011 period, was due primarily to the higher number of homes in backlog at the beginning of fiscal 2012, as compared to the beginning of fiscal 2011, the increased number of contracts signed in the first quarter of fiscal 2012, as compared to the first quarter of fiscal 2011, and deliveries from our November 2011 acquisition of CamWest. In the three-month period ended July 31, 2012, we delivered 62 homes with a sales value of $32.1 million from our CamWest operations.
Cost of revenues as a percentage of revenues was 80.8% in the three-month period ended July 31, 2012, as compared to 86.2% in the three-month period ended July 31, 2011. In the three-month periods ended July 31, 2012 and 2011, we recognized inventory impairment charges and write-offs of $3.1 million and $16.8 million, respectively. Cost of revenues as a percentage of revenues, excluding impairments, was 80.2% of revenues in the three-month period ended July 31, 2012, as compared to 82.0% in the fiscal 2011 period. The decrease in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in the fiscal 2012 period, as compared to the comparable period of fiscal 2011, was due primarily to lower interest costs in the fiscal 2012 period, as compared to the fiscal 2011 period, and the impact of two of our high-rise buildings which had significantly higher margins than our normal product. The reduction in costs was offset, in part, by the impact on costs from the application of purchase accounting on the homes delivered from the acquisition of CamWest in November 2011. In the three-month periods ended July 31, 2012 and 2011, interest cost as a percentage of revenues was 4.7% and 5.3%, respectively.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)
SG&A increased by $19.9 million in the nine-month period ended July 31, 2012, as compared to the nine-month period ended July 31, 2011. As a percentage of revenues, SG&A was 17.0% in the nine-month period ended July 31, 2012, as compared to 18.4% in the fiscal 2011 period. The increase in SG&A was due primarily to increased compensation costs, increased sales and marketing costs and by a reduction in SG&A in the fiscal 2011 period from an insurance claim recovery and the reversal of previously accrued costs due to changes in estimates. The increased compensation costs and increased sales and marketing costs were due primarily to the increased number of communities we had open in the fiscal 2012 period, as compared to the fiscal 2011 period, and the increase in net sales contracts taken and the number of homes delivered in the fiscal 2012 period, as compared to the fiscal 2011 period. The decline in SG&A, as a percentage of revenues, was due to SG&A increasing by 10.3% while revenues increased 19.3%.
SG&A increased by $10.3 million in the three-month period ended July 31, 2012, as compared to the three-month period ended July 31, 2011. As a percentage of revenues, SG&A was 13.5% in the three-month period ended July 31, 2012, as compared to 16.4% in the fiscal 2011 period. The increase in SG&A was due primarily to increased compensation costs, increased sales and marketing costs and by a reduction in SG&A in the fiscal 2011 period from an insurance claim recovery and the reversal of previously accrued costs due to changes in estimates. The increased compensation costs and increased sales and marketing costs were due primarily to the increased number of communities we had open in the fiscal 2012 period, as compared to the fiscal 2011 period, and the increase in net sales contracts taken and the number of homes delivered in the fiscal 2012 period, as compared to the fiscal 2011 period. The decline in SG&A, as a percentage of revenues, was due to SG&A increasing by 15.9% while revenues increased 40.6%.
INTEREST EXPENSE
Interest incurred on average homebuilding indebtedness in excess of average qualified assets is charged directly to the statement of operations in the period incurred. Interest expensed directly to the statement of operations in the nine-month period ended July 31, 2011 was $1.5 million. Due to the increase in qualified assets, we have not had any directly expensed interest since April 30, 2011.
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
In the nine-month period ended July 31, 2012, we recognized $19.3 million of income from unconsolidated entities, as compared to $11.0 million of loss in the comparable period of fiscal 2011. The loss in the nine-month period ended July 31, 2011 included $39.6 million of impairment charges that we recognized on our investments in unconsolidated entities. No impairment charges were recognized in the nine-month period ended July 31, 2012. In the nine-month period ended July 31,

2012, we recognized a $1.6 million recovery of previously accrued charges. The $10.9 million decrease in income in the fiscal 2012 period, as compared to the fiscal 2011 period, excluding the impairment charges recognized in the fiscal 2011 period and the recovery recognized in the fiscal 2012 period, was due principally to lower income generated from two of our condominium joint ventures, primarily due to the delivery of fewer units in the fiscal 2012 period than in the 2011 period, a distribution received in the fiscal 2011 period from the Trust in excess of our cost basis in the Trust, and lower income realized from our structured asset joint venture in the fiscal 2012 period, as compared to the fiscal 2011 period. The decrease in the number of units delivered in the fiscal 2012 period was due to fewer units being available for delivery due to the sellout or near sellout of units in the condominium joint ventures in the early part of fiscal 2012.
In the three-month period ended July 31, 2012, we recognized $5.7 million of income from unconsolidated entities, as compared to $11.3 million in the comparable period of fiscal 2011. The $5.6 million decrease in income from unconsolidated entities in the fiscal 2012 period, as compared to the fiscal 2011 period, was due principally to lower income generated from two of our condominium joint ventures, primarily due to the delivery of fewer units in the fiscal 2012 period than in the 2011 period. The decrease in the number of units delivered in the fiscal 2012 period was due to fewer units being available for delivery due to the sellout or near sellout of units in the condominium joint ventures in the early part of fiscal 2012.
OTHER INCOME - NET
Other income - net includes the gains and losses from our ancillary business, interest income, management fee income, retained customer deposits, income/losses on land sales and other miscellaneous items.
For the nine months ended July 31, 2012 and 2011, other income was $22.0 million and $14.4 million, respectively. The increase in other income in the nine-month period ended July 31, 2012, as compared to the fiscal 2011 period, was primarily due to an increase in income from our Gibraltar operations and improved performance from our golf operations in the fiscal 2012 period, as compared to the fiscal 2011 period, and an increase in retained customer deposits in fiscal 2012, as compared to fiscal 2011, offset, in part, by lower management fee income, lower interest income and a decrease in gains on land sales in the fiscal 2012 period, as compared to the fiscal 2011 period.
For the three months ended July 31, 2012 and 2011, other income was $5.8 million and $6.2 million, respectively. The decrease in other income in the three-month period ended July 31, 2012, as compared to the fiscal 2011 period, was primarily due to lower interest income, lower management fee income and a decrease in gains on land sales in the fiscal 2012 period, as compared to the fiscal 2011 period, offset, in part, by improved performance from our golf operations in the fiscal 2012 period, as compared to the fiscal 2011 period, and higher retained customer deposits.
INCOME (LOSS) BEFORE INCOME TAX BENEFIT
For the nine-month period ended July 31, 2012, we reported income before income tax benefit of $52.2 million, as compared to a loss before income tax benefit of $44.6 million in the nine-month period ended July 31, 2011.
For the three-month period ended July 31, 2012, we reported income before income tax benefit of $43.0 million, as compared to a loss before income tax benefit of $3.9 million in the three-month period ended July 31, 2011.
INCOME TAX BENEFIT
We recognized a $23.5 million tax benefit in the nine-month period ended July 31, 2012. Based upon the federal statutory rate of 35%, our federal tax provision would have been $18.3 million. The difference between the tax benefit recognized and the tax provision based on the federal statutory rate was due primarily to the reversal of $18.1 million of previously accrued taxes on uncertain tax positions (net of federal tax provision), and the reversal of $29.8 million of deferred tax valuation allowance, net of new valuation allowances recognized, offset, in part, by $2.6 million of accrued interest and penalties (net of federal tax provision) and a $2.2 million provision for state income taxes. The reversal of previously accrued taxes on uncertain tax positions is due primarily to the expiration of the statute of limitations on these items. The reversal of the deferred tax valuation allowance was due primarily to the earnings reported during the period and the recovery of valuation allowance related to the uncertain tax positions that were reversed.

We recognized a $69.4 million tax benefit in the first nine months of fiscal 2011. Based upon the federal statutory rate of 35%, our federal tax benefit would have been $15.6 million. The difference between the tax benefit recognized and the tax benefit based on the federal statutory rate was due primarily to the reversal of $30.8 million of previously accrued taxes on uncertain tax positions that were resolved during the period, the reversal of $19.3 million of previously accrued taxes that are no longer needed due to the expiration of the statutes of limitations or the settlement of audits, a reversal of prior valuation allowances of $23.1 million that were no longer needed, and a tax benefit for state income taxes, net of federal benefit of $1.5 million, offset, in part, by $18.8 million of net new deferred tax valuation allowance and $2.8 million of accrued interest and penalties.
We recognized a $18.7 million tax benefit in the three-month period ended July 31, 2012. Based upon the federal statutory rate of 35%, our federal tax provision would have been $15.0 million. The difference between the tax benefit recognized and the tax provision based on the federal statutory rate was due primarily to the reversal of $24.3 million of deferred tax valuation allowance, net of new valuation allowances recognized, the reversal of $12.8 million of previously accrued taxes on uncertain tax positions (net of federal tax provision), offset, in part, by a $1.8 million provision for state income taxes and $0.7 million of accrued interest and penalties. The reversal of the deferred tax valuation allowance was due primarily to the earnings reported during the period and the recovery of valuation allowance related to the uncertain tax positions that were reversed.

We recognized a $38.2 million tax benefit in the three-month period ended July 31, 2011. Based upon the federal statutory rate of 35%, our federal tax provision would have been $1.4 million. The difference between the tax benefit recognized and the tax provision based on the federal statutory rate was due primarily to the reversal of $12.9 million of previously accrued taxes on uncertain tax positions that were resolved during the period, the reversal of $16.9 million of previously accrued taxes that are no longer needed due to the expiration of the statutes of limitations or the settlement of audits, and the reversal of $10.8 million of previously recognized deferred tax valuation allowances, offset, in part, by $1.2 million of accrued interest and penalties.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings and the public debt and equity markets. At July 31, 2012, we had $601.5 million of cash and cash equivalents and $275.9 million of marketable securities. At October 31, 2011, we had $906.3 million of cash and cash equivalents and $233.6 million of marketable securities. Cash used in operating activities during the nine-month period ended July 31, 2012 was $234.1 million. Cash used in operating activities during the fiscal 2012 period was primarily used to fund the purchase of inventory, reduce accounts payable and accrued liabilities, including the payment of $57.6 million to fund the litigation settlement related to South Edge, and to replace letters of credit with restricted cash deposits.
In the nine-month period ended July 31, 2012, cash used in our investing activities was $377.4 million, including $144.7 million for the acquisition of the assets of CamWest, $195.8 million to fund new joint venture projects, $30.1 million for investments in a non-performing loan portfolio and $7.3 million for the purchase of property and equipment. The cash used in investing activities was offset, in part, by $47.1 million of net sales and redemptions of marketable securities and $47.6 million of cash received as returns on our investments in unconsolidated entities and in non-performing loan portfolios and foreclosed real estate. We generated $306.6 million of cash from financing activities in the nine-month period ended July 31, 2012, primarily from the issuance of $300 million of 5.875% Senior Notes due 2022 in February 2012 and $24.5 million from the proceeds of our stock-based benefit plans, offset, in part, by repayment of borrowings under our mortgage company warehouse facility, net of new borrowings under it.
At July 31, 2011, we had $890.1 million of cash and cash equivalents and $294.3 million of marketable securities. Cash provided by operating activities during the nine-month period ended July 31, 2011 was $46.4 million. Cash provided by operating activities during the fiscal 2011 period was primarily from the receipt of a federal income tax refund for fiscal 2010, earnings before depreciation and amortization, inventory impairments and loss from unconsolidated entities, the sale of mortgage loans, net of mortgage originations, an increase in customer deposits, and a decrease in restricted cash, offset, in part, by the purchase of inventory and the decrease in accounts payable and accrued liabilities. We used $124.4 million of cash in our investing activities in the nine-month period ended July 31, 2011, primarily for investments in marketable securities, net of sales of marketable securities, and for our investment in a participation in a non-performing loan portfolio. We also used $71.0 million of cash in financing activities in the nine-month period ended July 31, 2011, primarily for the repayment of borrowings under our mortgage warehouse facility, net of new borrowings under it, and the repayment of other loans payable.
On February 7, 2012, we issued $300 million principal amount of 5.875% Senior Notes due 2022 (the “5.875% Senior Notes”) and received $296.2 million of net proceeds from the issuance of the 5.875% Senior Notes.
On March 5, 2012, we issued an additional $119.9 million principal of our 5.875% Senior Notes due 2022 in exchange for $80.7 million principal amount of our 6.875% Senior Notes due 2012 and for $36.9 million principal amount of our 5.95% Senior Notes due 2013. We recognized an expense of approximately $1.2 million in the nine-months ending July 31, 2012 representing the aggregate costs associated with the exchange of both series of notes; these expenses are included in SG&A.
At July 31, 2012, the aggregate purchase price of land parcels under option and purchase agreements was approximately $548.5 million. Of the $548.5 million of land purchase commitments, we paid or deposited $40.5 million, and, if we acquire all of these land parcels, we will be required to pay an additional $508.1 million. The purchases of these land parcels are scheduled over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own approximately 31,500 home sites at July 31, 2012, we do not need to buy home sites immediately to replace those which we deliver. In addition, we generally do not begin construction of our single-family detached homes until we have a signed contract with the home buyer. Should our business decline from present levels, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, not incur additional costs to improve land we already own and as we sell and deliver the speculative homes that are currently in inventory, all of which should result in additional cash flow from operations. In addition, we might curtail our acquisition of additional land which would further reduce our inventory levels and cash needs. During the nine-month period ended July 31, 2012, we acquired control of approximately 4,000 lots (net of lot options terminated). At July 31, 2012, we owned or controlled through options approximately 39,200 home sites, as compared to approximately 37,500 at October 31, 2011, 36,200 at July 31, 2011, and approximately 91,200 at April 30, 2006, our peak in terms of home sites owned or controlled through options. Of the 39,200 home sites owned or controlled through options at July 31, 2012, we owned approximately 31,500 of them; significant improvements were completed on approximately 12,300 of them.
At July 31, 2012, we had $819.2 million available to us under our $885.0 million revolving credit facility with 12 banks, which matures in October 2014. At July 31, 2012, we had no outstanding borrowings under the credit facility but had outstanding letters of credit of approximately $65.8 million. Under the terms of the credit facility, we are not permitted to allow our maximum leverage ratio (as defined in the credit agreement) to exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of approximately $1.92 billion at July 31, 2012. At July 31, 2012, our leverage ratio was approximately 0.38 to 1.00, and our tangible net worth was approximately $2.65 billion. Based upon the minimum tangible net worth requirement at July 31, 2012, our ability to pay dividends was limited to an aggregate amount of approximately $728.7 million and our ability to repurchase our common stock was limited to an aggregate amount of approximately $1.03 billion at July 31, 2012. In addition, at July 31, 2012, we had $13.0 million of letters of credit outstanding which were not part of our credit facility; these letters of credit were collateralized by $13.3 million of cash deposits.
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
The tables below summarize information related to revenues, gross contracts signed, contract cancellations and net contracts signed by geographic segment for the nine-month and three-month periods ended July 31, 2012 and 2011, and information related to backlog by geographic segment at July 31, 2012 and 2011, and at October 31, 2011 and 2010 ($ in millions).
Revenues:

	Nine Months Ended July 31,				Three Months Ended July 31,
	2012 Units	2011 Units	2012	2011	2012 Units	2011 Units	2012	2011
North	617	513	$363.8	$273.6	280	197	$177.0	$106.4
Mid-Atlantic	659	625	360.0	351.1	290	262	155.6	147.7
South	444	363	255.9	197.3	166	124	97.1	69.0
West	478	353	270.3	226.1	227	110	124.6	71.2
	2,198	1,854	$1,250.0	$1,048.1	963	693	$554.3	$394.3
Gross Contracts Signed:

	Nine Months Ended July 31,				Three Months Ended July 31,
	2012 Units	2011 Units	2012	2011	2012 Units	2011 Units	2012	2011
North	799	624	$542.2	$343.5	248	237	$160.9	$126.9
Mid-Atlantic	917	696	504.3	390.4	347	213	184.2	120.9
South	709	561	441.0	323.1	279	204	171.6	118.4
West	765	385	462.2	229.2	299	116	189.8	73.0
	3,190	2,266	$1,949.7	$1,286.2	1,173	770	$706.5	$439.2
Contract cancellations:

	Nine Months Ended July 31,				Three Months Ended July 31,
	2012 Units	2011 Units	2012	2011	2012 Units	2011 Units	2012	2011
North	45	53	$25.8	$29.3	21	22	$12.8	$11.8
Mid-Atlantic	24	22	13.8	11.1	10	10	4.4	4.9
South	35	26	23.1	16.5	15	14	11.5	9.4
West	25	25	13.2	14.5	8	11	3.4	6.4
	129	126	$75.9	$71.4	54	57	$32.1	$32.5

Net Contracts Signed:

	Nine Months Ended July 31,				Three Months Ended July 31,
	2012 Units	2011 Units	2012	2011	2012 Units	2011 Units	2012	2011
North	754	571	$516.4	$314.2	227	215	$148.1	$115.1
Mid-Atlantic	893	674	490.5	379.3	337	203	179.8	116.0
South	674	535	417.9	306.6	264	190	160.1	109.0
West	740	360	449.0	214.7	291	105	186.4	66.6
	3,061	2,140	$1,873.8	$1,214.8	1,119	713	$674.4	$406.7
Contract cancellations as a percentage of gross contracts:

	Nine Months Ended July 31,				Three Months Ended July 31,
	2012 Units	2011 Units	2012	2011	2012 Units	2011 Units	2012	2011
North	5.6%	8.5%	4.8%	8.5%	8.5%	9.3%	8.0%	9.3%
Mid-Atlantic	2.6%	3.2%	2.7%	2.8%	2.9%	4.7%	2.4%	4.1%
South	4.9%	4.6%	5.2%	5.1%	5.4%	6.9%	6.7%	7.9%
West	3.3%	6.5%	2.9%	6.3%	2.7%	9.5%	1.8%	8.8%
Total	4.0%	5.6%	3.9%	5.6%	4.6%	7.4%	4.5%	7.4%
Backlog:

	At July 31,				At October 31,
	2012 Units	2011 Units	2012	2011	2011 Units	2010 units	2011	2010
North	690	579	$459.9	$300.0	553	521	$307.4	$259.3
Mid-Atlantic	721	524	419.5	312.6	487	475	288.9	284.4
South	672	468	425.2	269.0	442	296	263.2	159.7
West	476	209	314.0	137.3	185	202	121.6	148.7
	2,559	1,780	$1,618.6	$1,018.9	1,667	1,494	$981.1	$852.1
Revenues and Income (Loss) Before Income Taxes:
The following table summarizes by geographic segments total revenues and income (loss) before income taxes for the nine-month and three-month periods ended July 31, 2012 and 2011 (amounts in millions):

	Nine months ended July 31,		Three months ended July 31,
	2012	2011	2012	2011
Revenue:
North	$363.8	$273.6	$177.0	$106.4
Mid-Atlantic	360.0	351.1	155.6	147.7
South	255.9	197.3	97.1	69.0
West	270.3	226.1	124.6	71.2
Total	$1,250.0	$1,048.1	$554.3	$394.3

	Nine months ended July 31,		Three months ended July 31,
	2012	2011	2012	2011
Income (loss) before income taxes:
North	$51.5	$28.7	$33.7	$14.3
Mid-Atlantic	37.0	33.7	18.3	18.6
South	9.2	(27.1)	5.2	(13.5)
West	17.1	(22.5)	9.0	4.6
Corporate and other (a)	(62.6)	(57.4)	(23.2)	(20.1)
Total	$52.2	$(44.6)	$43.0	$3.9

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

North
Revenues in the nine months ended July 31, 2012 were higher than those for the comparable period of fiscal 2011 by $90.2 million, or 33.0%. The increase in revenues was primarily attributable to a 20.3% increase in the number of homes delivered and an increase of 10.6% in the average selling price of the homes delivered. The increase in the number of homes delivered in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily due to the commencement of settlements in the fiscal 2012 period at two of our high-rise buildings located in the New York and New Jersey urban markets and to a higher backlog at October 31, 2011, as compared to October 31, 2010. The increase in the average price of homes delivered in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products.
The value of net contracts signed in the nine months ended July 31, 2012 was $516.4 million, a 64.4% increase from the $314.2 million of net contracts signed during the nine months ended July 31, 2011. This increase was primarily due to a 32.0% increase in the number of net contracts signed and a 24.5% increase in the average value of each net contract. The increase in the number of net contracts signed was primarily due to three high-rise buildings located in the New York and New Jersey urban markets that opened in the second half of fiscal 2011, a 13% increase in the number of selling communities, and an improvement in home buyer demand in the fiscal 2012 period as compared to the fiscal 2011 period. The increase in the average sales price of net contracts signed in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily attributable to sales at two of our high-rise buildings located in the New York urban market that opened in the fourth quarter of fiscal 2011. In the nine-month period ended July 31, 2012, we signed 68 contracts at these buildings with an average sales value of approximately $1.8 million each.
For the nine months ended July 31, 2012, we reported income before income taxes of $51.5 million, as compared to $28.7 million for the nine months ended July 31, 2011. The increase in income in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily attributable to higher earnings from the increased amount of revenues and lower cost of revenues as a percentage of revenues, in the fiscal 2012 period, as compared to the fiscal 2011 period, offset, in part, by a decrease in income from unconsolidated entities from $22.7 million in the fiscal 2011 period to $13.2 million in the fiscal 2012 period and by higher SG&A. The lower cost of revenues as a percentage of revenues was primarily due to the initial closings at two of our high-rise buildings located in the New York and New Jersey urban markets which had significantly higher margins than our normal product and lower inventory impairment charges in the fiscal 2012 period, as compared to the fiscal 2011 period. In the nine months ended July 31, 2012 and 2011, we recognized inventory impairment charges of $1.8 million and $3.6 million, respectively. The $9.5 million decrease in income from unconsolidated entities in the fiscal July 31, 2012 period was due principally to a decrease in income generated from two of our high-rise joint ventures where unit availability has diminished since the fiscal 2011 period.
Revenues in the three months ended July 31, 2012 were higher than those for the comparable period of fiscal 2011 by $70.6 million, or 66.4%. The increase in revenues was attributable to a 42.1% increase in the number of homes delivered and a 17.1% increase in the average selling price of the homes delivered, in the fiscal 2012 period, as compared to the fiscal 2011 period. The increase in the number of homes delivered in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily due to the commencement of settlements in the second quarter of fiscal 2012 period at two of our high-rise buildings located in the New York and New Jersey urban markets. The increase in the average price of homes delivered in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products.

The value of net contracts signed in the three months ended July 31, 2012 was $148.1 million, a 28.7% increase from the $115.1 million of net contracts signed during the three months ended July 31, 2011. This increase was primarily due to a 5.6% increase in the number of net contracts signed and to a 21.9% increase in the average value of each net contract. The increase in the number of net contracts signed in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily due to an improvement in home buyer demand in the fiscal 2012 period, as compared to the fiscal 2011 period. The increase in the average sales price of net contracts signed in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily attributable to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2012 period, as compared to the fiscal 2011 period. Approximately one-half of the increase in the average value of each contract signed was due to one sales contract signed at one of our luxury high-rise developments in the metro-New York market in the fiscal 2012 period.
For the three months ended July 31, 2012 and 2011, we reported income before income taxes of $33.7 million and $14.3 million, respectively. The increase in income in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily attributable to higher earnings from the increased amount of revenues and lower cost of revenues as a percentage of revenues in the fiscal 2012 period, as compared to the fiscal 2011 period, offset, in part, by a decrease of $3.8 million in income from unconsolidated entities and higher SG&A. The lower cost of revenues as a percentage of revenues in the fiscal 2012 period was primarily due to the initial closings at two of our high-rise buildings located in the New York and New Jersey urban markets which had significantly higher margins than our normal product in the fiscal 2012 period, as compared to the fiscal 2011 period. The decrease in income from unconsolidated entities in the fiscal 2012 period was due principally to a decrease in income generated from two of our high-rise joint ventures where unit availability has diminished since the fiscal 2011 period.
Mid-Atlantic
For the nine months ended July 31, 2012, revenues were higher than those for the nine months ended July 31, 2011, by $8.9 million, or 2.5%. The increase in revenues was primarily attributable to a 5.4% increase in the number of homes delivered, partially offset by a 2.8% decrease in the average selling price of the homes delivered. The increase in the number of homes delivered in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily due to a higher backlog at October 31, 2011, as compared to October 31, 2010. The decrease in the average price of homes delivered in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily attributable to a shift in the number of homes delivered to less expensive areas and/or products.
The value of net contracts signed during the nine-month period ended July 31, 2012 increased by $111.2 million, or 29.3%, from the nine-month period ended July 31, 2011. The increase was due to a 32.5% increase in the number of net contracts signed partially offset by a 2.4% decrease in the average value of each net contract. The increase in the number of net contracts signed was primarily due to a 12% increase in the number of selling communities and an increase in home buyer demand in the nine-month period ended July 31, 2012, as compared to the nine-month period ended July 31, 2011. The decrease in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to less expensive areas and/or products in the fiscal 2012 period, as compared to the fiscal 2011 period.
We reported income before income taxes for the nine-month periods ended July 31, 2012 and 2011, of $37.0 million and $33.7 million, respectively. The increase in the income before income taxes in the fiscal 2012 period was primarily due to lower cost of revenues as a percentage of revenues in the fiscal 2012 period, as compared to the fiscal 2011 period. The decrease in the cost of revenues as a percentage of revenues in the fiscal 2012 period was primarily due to lower costs on the homes delivered in the fiscal 2012 period than those delivered in the fiscal 2011 period, offset, in part, by higher impairment charges in the fiscal 2012 period, as compared to the comparable period of fiscal 2011. We recognized inventory impairment charges of $4.8 million and $4.0 million for the nine months ended July 31, 2012 and 2011, respectively. The lower costs were primarily due to the benefits from cost savings of our centralized purchasing initiatives.
For the three months ended July 31, 2012, revenues were higher than those for the three months ended July 31, 2011 by $7.9 million, or 5.3%, primarily due to a 10.7% increase in the number of homes delivered, offset, in part, by a decrease of 4.8% in the average sales price of the homes delivered. The increase in the number of homes delivered in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily due to a higher backlog at October 31, 2011, as compared to October 31, 2010. The decrease in the average price of homes delivered in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily attributable to a shift in the number of homes delivered to less expensive products.
The value of net contracts signed during the three-month period ended July 31, 2012 increased by $63.8 million, or 55.0%, from the three-month period ended July 31, 2011. The increase was primarily due to an increase of 66.0% in the number of net contracts signed in the fiscal 2012 period, as compared to the fiscal 2011 period, offset, in part, by a 6.6% decrease in the average value of each net contract. The increase in the number of net contracts signed was primarily due to an increase in home buyer demand and an increase in the number of selling communities in the fiscal 2012 period as compared to the fiscal 2011 period. The decrease in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to less expensive areas and/or products in the fiscal 2012 period, as compared to the fiscal 2011 period.
We reported income before income taxes for the three-month periods ended July 31, 2012 and 2011 of $18.3 million and $18.6 million, respectively. The decrease in the income before income taxes was primarily due to higher inventory impairment charges and SG&A in the three-month period ended July 31, 2012, as compared to the comparable period of fiscal 2011, partially offset by higher earnings from the increased amount of revenues in the three-month period ended July 31, 2012, as compared to the three-month period ended July 31, 2011 . We recognized inventory impairment charges of $2.0 million and $0.2 million in the three-month periods ended July 31, 2012 and 2011, respectively.
South
Revenues in the nine months ended July 31, 2012 were higher than those in the comparable period of fiscal 2011 by $58.6 million, or 29.7%. This increase was attributable to a 22.3% increase in the number of homes delivered and a 6.0% increase in the average price of the homes delivered. The increase in the number of homes delivered in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily due to a higher backlog at October 31, 2011, as compared to October 31, 2010, which was the result of an increase in the number of net contracts signed in in fiscal 2011 as compared to fiscal 2010. The increase in the average price of the homes delivered in the nine-month period ended July 31, 2012, as compared to the nine-month period ended July 31, 2011, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2012 period, as compared to the fiscal 2011 period.
For the nine months ended July 31, 2012, the value of net contracts signed increased by $111.3 million, or 36.3%, as compared to the fiscal 2011 period. The increase was attributable to increases of 26.0% and 8.2% in the number and average value of net contracts signed, respectively. The increase in the number of net contracts signed in the nine-month period ended July 31, 2012, as compared to the nine-month period ended July 31, 2011, was primarily due to increased demand and to an increase in the number of selling communities in the fiscal 2012 period, as compared to the fiscal 2011 period. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2012 period, as compared to the fiscal 2011 period.
For the nine months ended July 31, 2012, we reported income before income taxes of $9.2 million, as compared to a loss before income taxes of $27.1 million for the nine months ended July 31, 2011. The increase in the income before income taxes was primarily due to lower impairment charges in the fiscal 2012 period, as compared to the fiscal 2011 period, a $10.0 million impairment charge that we recognized on one of our investments in unconsolidated entities in the fiscal 2011 period which did not recur in the 2012 period, and higher earnings from the increased amount of revenues in the fiscal 2012 period, as compared to the fiscal 2011 period. In the nine months ended July 31, 2012 and 2011, we recognized inventory impairment charges of $6.0 million and $20.1 million, respectively.
Revenues in the three months ended July 31, 2012 were higher than those in the comparable period of fiscal 2011 by $28.1 million, or 40.8%. This increase was attributable to a 33.9% increase in the number of homes delivered and a 5.2% increase in the average price of the homes delivered. The increase in the number of homes delivered in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily due to a higher backlog at October 31, 2011, as compared to October 31, 2010, which was the result of an increase in the number of selling communities in fiscal 2011, as compared to fiscal 2010. The increase in the average price of the homes delivered in the three-month period ended 2011, as compared to the three-month period ended July 31, 2011, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2012 period, as compared to the fiscal 2011 period.
For the three months ended July 31, 2012, the value of net contracts signed increased by $51.1 million, or 46.9%, as compared to the fiscal 2011 period. The increase was attributable to increases of 39.0% and 5.7% in the number and average value of net contracts signed, respectively. The increase in the number of net contracts signed in the three-month period ended July 31, 2012, as compared to the three-month period ended July 31, 2011, was primarily due to an increase in the number of net contracts signed in Florida and Texas as the result of increased demand and an increase in the number of selling communities in the fiscal 2012 period, as compared to the fiscal 2011 period. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2012 period, as compared to the fiscal 2011 period.
For the three months ended July 31, 2012, we reported income before income taxes of $5.2 million, as compared to a loss before income taxes of $13.5 million for the three months ended July 31, 2011. The increase in income before income taxes was primarily due to lower inventory impairment charges in the fiscal 2012 period, as compared to the fiscal 2011 period and higher earnings from the increased amount of revenues in the fiscal 2012 period, as compared to the fiscal 2011 period, offset, in part, by higher SG&A. In the three-month periods ended July 31, 2012 and 2011, we recognized inventory impairment charges of $0.3 million and $16.0 million, respectively.
West
Revenues in the nine-month period ended July 31, 2012 were higher than those in the nine-month period ended July 31, 2011 by $44.2 million, or 19.5%. The increase in revenues was attributable to a 35.4% increase in the number of homes delivered, offset, in part, by an 11.7% decrease in the average sales price of the homes delivered. The increase in the number of homes delivered was primarily attributable to home deliveries in Washington from CamWest, partially offset by a reduction in homes delivered in California. The decrease in the average price of the homes delivered was primarily due to a shift in the number of homes delivered to less expensive products and/or locations, primarily in Arizona and Washington, in the fiscal 2012 period, as compared to the fiscal 2011 period.
The value of net contracts signed during the nine months ended July 31, 2012 increased $234.3 million, or 109.1%, as compared to the fiscal 2011 period. This increase was due to a 105.6% increase in the number of net contracts signed and a 1.7% increase in the average value of each net contract signed. The increase in the number of net contracts signed was due to the addition of communities in Washington from CamWest and an increase in the number of selling communities and demand in other states in the fiscal 2012 period, as compared to the fiscal 2011 period.
For the nine-month period ended July 31, 2012, we reported income before income taxes of $17.1 million, as compared to a loss before income taxes of $22.5 million for the nine-month period ended July 31, 2011. The increase in income before income taxes was primarily due to a $29.6 million impairment charge that we recognized on our South Edge investment in the fiscal 2011 period which did not recur in the 2012 period, a $6.5 million decrease in inventory impairment charges and write-offs and higher earnings from the increased amount of revenues in the fiscal 2012 period, as compared to the fiscal 2011 period, offset, in part, by higher cost of revenues, excluding inventory impairment charges and interest, as a percentage of revenues, in the fiscal 2012 period, as compared to the fiscal 2011 period. In the nine-month period ended July 31, 2011, we recognized inventory impairment charges and write-offs of $7.2 million, as compared to $0.7 million in the fiscal 2012 period. Cost of revenues as a percentage of revenues, excluding impairments and interest, was 79.2% of revenues in the nine-month period ended July 31, 2012, as compared to 75.5% in the fiscal 2011 period. The increase in cost of revenues, excluding inventory impairment charges and interest, as a percentage of revenue in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily due to the impact of purchase accounting on the homes delivered in the fiscal 2012 period from our acquisition of CamWest.
Revenues in the three-month period ended July 31, 2012 were higher than those in the three-month period ended July 31, 2011 by $53.4 million, or 74.9%. The increase in revenues was attributable to a 106.4% increase in the number of homes delivered, offset, in part, by a 15.2% decrease in the average sales price of the homes delivered. The increase in the number of homes delivered in the fiscal 2012 period, as compared to fiscal 2011, was primarily attributable to an increase in home deliveries in Washington from CamWest and in California. The decrease in the average price of the homes delivered was primarily due to a shift in the number of homes delivered to less expensive products and/or locations, primarily in Arizona and Washington, in the fiscal 2012 period, as compared to the fiscal 2011 period.
The value of net contracts signed during the three months ended July 31, 2012 increased $119.8 million, or 179.9%, as compared to the fiscal 2011 period. This increase was primarily due to a 177.1% increase in the number of net contracts signed. The increase in the number of net contracts signed was due to the addition of communities in Washington from CamWest and an increase in the number of selling communities and demand in other states in the fiscal 2012 period, as compared to the fiscal 2011 period.
We reported income before income taxes for the three-month period ended July 31, 2012 of $9.0 million as compared $4.6 million for the three-month period ended July 31, 2011. The increase in income before income taxes was primarily due to a $9.6 million impairment charge that we recognized on our South Edge investment in the fiscal 2011 period, offset, in part, by higher cost of revenues as a percentage of revenues, in the fiscal 2012 period, as compared to the fiscal 2011 period. Cost of revenues, excluding inventory impairment charges and interest, as a percentage of revenues was 78.4% of revenues in the three months ended July 31, 2012, as compared to 75.3% in the fiscal 2011 period. The increase in cost of revenues as a percentage of revenue in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily due to the impact of purchase accounting on the homes delivered in the fiscal 2012 period from our acquisition of CamWest.
Other
For the nine months ended July 31, 2012 and 2011, other loss before income taxes was $62.6 million and $57.4 million, respectively. The increase in the loss in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily due to higher unallocated SG&A in the fiscal 2012 period, as compared to the fiscal 2011 period, offset, in part, by an increase of income recognized from our Gibraltar operations in the fiscal 2012 period, as compared to the fiscal 2011 period. The increase in unallocated SG&A in the fiscal 2012 period, as compared to the fiscal 2011 period, was primarily due to a reduction in

SG&A in the fiscal 2011 period from an insurance claim recovery and the reversal of previously accrued costs due to changes in estimates.
For the three months ended July 31, 2012 and 2011, other loss before income taxes was $23.2 million and $20.1 million, respectively. The increase in the loss was primarily due to lower earnings from unconsolidated entities and higher SG&A, in the fiscal 2012 period, as compared to the fiscal 2011 period.

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
The table below sets forth, at July 31, 2012, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2012	$19,249	3.50%	$63,278	2.99%
2013	177,913	6.09%	150	0.55%
2014	282,902	4.88%	150	0.55%
2015	307,349	5.12%	150	0.55%
2016	2,065	4.95%	150	0.27%
Thereafter	1,105,914	7.16%	11,945	0.31%
Discount	(9,235)
Total	$1,886,157	6.35%	$75,823	2.55%
Fair value at July 31, 2012	$2,082,871		$75,823
Based upon the amount of variable-rate debt outstanding at July 31, 2012, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $0.8 million per year.

ITEM 4. CONTROLS AND PROCEDURES
Any controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected; however, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.
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

There has not been any change in internal control over financial reporting during our quarter ended July 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved in various claims and litigation arising principally in the ordinary course of business.

In January 2006, we received a request for information pursuant to Section 308 of the Clean Water Act from Region 3 of the U.S. Environmental Protection Agency (“EPA”) concerning storm water discharge practices in connection with our homebuilding projects in the states that comprise EPA Region 3. Thereafter, the U.S. Department of Justice assumed responsibility for the oversight of this matter and alleged that we violated regulatory requirements applicable to storm water discharges. The parties have entered into a consent decree, which has been submitted for approval to the presiding judge in the U.S. District Court for the Eastern District of Pennsylvania. We believe the disposition of this matter will not have a material adverse effect on our results of operations and liquidity or on our financial condition.

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

An agreement in principle has been reached by the parties to settle all three shareholder derivative actions. The terms of this agreement in principle are anticipated to be reflected in a written settlement agreement between the parties, following which notice of the proposed settlement will be provided to our shareholders and the settlement will be submitted for approval by the presiding courts in Delaware and Pennsylvania.

ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors as previously disclosed in our Form 10-K for the fiscal year ended October 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended July 31, 2012, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (b)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum number of shares that may yet be purchased under the plans or programs (a)
	(in thousands)		(in thousands)	(in thousands)
May 1, 2012 to May 31, 2012	4	$27.90	1	8,772
June 1, 2012 to June 30, 2012				8,772
July 1, 2012 to July 31, 2012	2	$29.95	2	8,770
	6		3

(a)
On March 20, 2003, we announced that our Board of Directors had authorized the repurchase of up to 20 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.

(b)
Our stock incentive plans permit participants to exercise non-qualified stock options using a “net exercise” method at the discretion of the Executive Compensation Committee of our Board of Directors. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three months ended July 31, 2012, the net exercise method was employed to exercise options to acquire 53,500 shares of our common stock; we withheld 23,620 of the shares subject to the options to cover $0.7 million of option exercise costs and income tax withholdings and issued the remaining 29,880 shares to the participants.The shares withheld in connection with the net exercise method are not included in the total number of shares purchased in the table above.

Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a restricted stock unit (“RSU”) recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the RSU recipient. During the three months ended July 31, 2012, we withheld 81,200 of the shares subject to RSUs to cover $2.4 million of income tax withholdings and we issued the remaining 118,800 shares to the recipient. The shares withheld in connection with the net exercise method are not included in the total number of shares purchased in the table above.

In addition, our stock incentive plans also permit participants in our stock option plans to use the fair market value of Company common stock they own to pay for the exercise of stock options (“stock swap method”). During the three months ended July 31, 2012, the Company received 2,384 shares with an average fair market value per share of $28.69 in satisfaction of the exercise price for 6,500 options. The shares used under the stock swap method are included in the total number of shares purchased in the table above.
Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended July 31, 2012.
The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our earnings, capital requirements, our operating and financial condition, and any contractual limitations then in effect. In addition, our credit facility requires us to maintain a minimum tangible net worth (as defined in the credit agreement), which restricts the amount of dividends we may pay. At July 31, 2012, under the most restrictive of these provisions, we could have paid up to approximately $728.7 million of cash dividends.
We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so. Rather, we will follow a policy of retaining earnings in order to finance future growth in our business and, from time to time, repurchase shares of our common stock.

ITEM 6. EXHIBITS

31.1*	Certification of Douglas C. Yearley, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Martin P. Connor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Douglas C. Yearley, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Martin P. Connor pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC.
(Registrant)

Date:	August 31, 2012	By:	/s/ Martin P. Connor
Martin P. Connor
Senior Vice President, Treasurer and Chief
Financial Officer (Principal Financial Officer)

Date:	August 31, 2012	By:	/s/ Joseph R. Sicree
Joseph R. Sicree
Senior Vice President and Chief Accounting
Officer (Principal Accounting Officer)