Form 10-K
period 2012-10-31
TOLL BROTHERS INC
filed 2012-12-28
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2012, the aggregate market value of the Common Stock held by non-affiliates (all persons other than executive officers and directors of Registrant) of the Registrant was approximately $3,797,126,000.
As of December 24, 2012, there were approximately 169,041,000 shares of Common Stock outstanding.
Documents Incorporated by Reference: Portions of the proxy statement of Toll Brothers, Inc. with respect to the 2013 Annual Meeting of Stockholders, scheduled to be held on March 13, 2012, are incorporated by reference into Part III of this report.

PART I
ITEM 1. BUSINESS
General
Toll Brothers, Inc., a Delaware corporation formed in May 1986, began doing business through predecessor entities in 1967. When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires. References herein to “fiscal 2012,” “fiscal 2011,” “fiscal 2010,” “fiscal 2009,” and “fiscal 2008” refer to our fiscal years ended October 31, 2012, October 31, 2011, October 31, 2010, October 31, 2009, and October 31, 2008, respectively. References herein to “fiscal 2013” refer to our fiscal year ending October 31, 2013.
We design, build, market and arrange financing for detached and attached homes in luxury residential communities. We are also involved, directly and through joint ventures, in projects where we are building or converting existing rental apartment buildings into, high-, mid- and low-rise luxury homes. We are also developing, through joint ventures, a high-rise luxury condominium/hotel project and a for-rent luxury apartment complex. We cater to move-up, empty-nester, active-adult, age-qualified and second-home buyers in the United States. At October 31, 2012, we were operating in 19 states.

In recognition of our achievements, we have received numerous awards from national, state and local home builder publications and associations. In 2012, we were named Builder of the Year by Professional Builder Magazine. We are the only two-time recipient of this award.
Our traditional communities are generally located on land we have either acquired and developed or acquired fully-approved and, in some cases, improved. We also operate through a number of joint ventures. At October 31, 2012, we were operating in the following major suburban and urban residential markets:

•	Philadelphia, Pennsylvania metropolitan area

•	Lehigh Valley area of Pennsylvania

•	Central and northern New Jersey

•	Virginia and Maryland suburbs of Washington, D.C.

•	Baltimore, Maryland metropolitan area

•	Eastern Shore of Maryland and Delaware

•	Richmond, Virginia metropolitan area

•	Boston, Massachusetts metropolitan area

•	Fairfield, Hartford, New Haven and New London Counties, Connecticut

•	Westchester, Dutchess, Ulster and Saratoga Counties, New York

•	Boroughs of Manhattan and Brooklyn in New York City

•	Los Angeles, California metropolitan area

•	San Francisco Bay, Sacramento and San Jose areas of northern California

•	San Diego and Palm Springs, California areas

•	Phoenix, Arizona metropolitan area

•	Raleigh and Charlotte, North Carolina metropolitan areas

•	Dallas, San Antonio and Houston, Texas metropolitan areas

•	Southeast and southwest coasts and the Jacksonville and Orlando areas of Florida

•	Las Vegas and Reno, Nevada metropolitan areas

•	Detroit, Michigan metropolitan area

•	Chicago, Illinois metropolitan area

•	Denver, Colorado metropolitan area

•	Minneapolis/St. Paul, Minnesota metropolitan area, and

•	Seattle, Washington metropolitan area
We operate our own land development, architectural, engineering, mortgage, title, landscaping, security monitoring, lumber distribution, house component assembly, and manufacturing operations. We also develop, own and operate golf courses and country clubs associated with several of our master planned communities. We have investments in a number of joint ventures to develop land for the sole use of the venture participants, including ourselves, and to develop land for sale to the joint venture participants and to unrelated builders. We are a participant in joint ventures with unrelated parties to develop luxury condominium projects, including for-sale residential units and commercial space, a single master planned community, and a high-rise luxury for-sale condominium/hotel project. In addition, we formed Toll Brothers Realty Trust (“Trust”) and Toll Brothers Realty Trust II (“Trust II”) to invest in commercial real estate opportunities. In fiscal 2010, we formed Gibraltar Capital and Asset Management (“Gibraltar”) to invest in distressed real estate opportunities, which is different from our traditional home building operations.
We believe that, in fiscal 2012, the housing market began to recover from the significant slowdown that started in the fourth quarter of our fiscal year end October 31, 2005. During fiscal 2012, we and many of the other public home builders have seen a strong recovery in the number of new sales contracts signed. Our net contracts signed in fiscal 2012, as compared to fiscal 2011, increased nearly 50% in the number of net contracts signed and 59% in the value of net contracts signed. Although the number and value of fiscal 2012 net contracts signed increased over fiscal 2011, they were still significantly below what we recorded in fiscal 2005.
We are still affected by the slowdown in the housing market, which we believe started with a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale. The slowdown was exacerbated by, among other things, a decline in the overall economy, increased unemployment, the large number of homes that were vacant and homes that had been foreclosed on due to the economic downturn, a fear of job loss, a decline in home prices and the resulting reduction in home equity, the inability of some of our home buyers, or some prospective buyers of their homes, to sell their current homes, the deterioration in the credit markets, and the direct and indirect impact of the turmoil in the mortgage loan market.

We believe our target customers generally have remained employed during this downturn. However, we believe many deferred their home buying decisions because of concerns over the direction of the economy, concerns over the direction of home prices, and their ability to sell their existing home. We believe that, as the national unemployment rate has declined and confidence improved, pent-up demand has begun to be released. Additionally, rising home prices, reduced inventory, and low mortgage rates have resulted in increased demand, although still below historical levels. We believe that the key to a full recovery in our business depends on these factors as well as a sustained stabilization of financial markets and the economy in general.
For information and analysis of recent trends in our operations and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K (“Form 10-K”), and for financial information about our results of operations, assets, liabilities, stockholders’ equity and cash flows, see the accompanying Consolidated Financial Statements and Notes thereto in Item 8 of this Form 10-K.
At October 31, 2012, we had 501 communities containing approximately 40,350 home sites that we owned or controlled through options. Of the 501 communities, 262 communities containing approximately 18,122 home sites were residential communities under construction (“current communities”) and 239, containing 22,228 home sites, were future communities. Of our 262 current communities, 224 were offering homes for sale, 35 were sold out but not all homes had been completed and delivered, and 3 communities were preparing to re-open. Of the 18,122 home sites in current communities, 15,553 were available for sale and 2,569 were under agreement of sale but not yet delivered (“backlog”). We expect to be selling from 225 to 255 communities by October 31, 2013. Of the approximately 40,350 total home sites that we owned or controlled through options at October 31, 2012, we owned approximately 31,327 and controlled approximately 9,023 through options. Included in the 239 future communities are 39 communities containing 2,832 home sites that had previously been open but that we shut down due to the slowdown in the housing market.
At October 31, 2012, we were offering detached homes in 175 communities at prices, excluding customized options, lot premiums and sales incentives, generally ranging from $195,000 to $1,883,000 with some homes offered at prices higher than $1,883,000. During fiscal 2012, we delivered 2,128 detached homes at an average base price of approximately $537,400. On average, our detached home buyers added approximately 23.1%, or $124,000 per home, in customized options and lot premiums to the base price of detached homes we delivered in fiscal 2012, as compared to 21.8% or $124,000 per home in fiscal 2011 and 24.3% or $145,000 in fiscal 2010.

At October 31, 2012, we were offering attached homes in 49 communities at prices, excluding customized options, lot premiums and sales incentives, generally ranging from $165,000 to $982,000, with some units offered at prices higher than $982,000. During fiscal 2012, we delivered 1,158 attached homes at an average base price of approximately $477,000. On average, our attached home buyers added approximately 9.4%, or $45,000 per home, in customized options and lot premiums to the base price of attached homes we delivered in fiscal 2012, as compared to 12.6% or $52,000 per home in fiscal 2011 and 9.7% or $45,700 in fiscal 2010.
We had a backlog of $1.67 billion (2,569 homes) at October 31, 2012 and $981.1 million (1,667 homes) at October 31, 2011. Of the homes in backlog at October 31, 2012, approximately 96% are scheduled to be delivered by October 31, 2013.
Because of the length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and deliver a home after a home buyer signs an agreement of sale, we are subject to many risks. We attempt, where possible, to reduce certain risks by controlling land for future development through options (also referred to herein as “land purchase contracts” or “option and purchase agreements”), thus allowing the necessary governmental approvals to be obtained before acquiring title to the land; generally commencing construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from the buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis. Our risk reduction strategy of generally not commencing the construction of a detached home until we have an agreement of sale with a buyer was implemented prior to the 2006-2011 downturn in the housing market, but, due to the number of cancellations of agreements of sale that we had during fiscal 2007, 2008 and 2009, many of which were for homes on which we had commenced construction, the number of homes under construction in detached communities for which we did not have an agreement of sale increased from our historical levels. With our contract cancellation rates returning to the levels we experienced prior to the downturn in the housing market and the sale of these units, we have reduced the number of unsold units to more historical levels. In addition, over the past several years, the number of our attached-home communities has grown, resulting in an increase in the number of unsold units under construction.
Acquisition
In November 2011, we acquired substantially all of the assets of CamWest Development LLC (“CamWest”) for approximately $144.7 million in cash. The assets acquired were primarily inventory. CamWest develops a variety of home types, including luxury detached homes, condominiums, and townhomes throughout the Seattle, Washington metropolitan area, primarily in King and Snohomish Counties. CamWest’s homes typically sell from the mid $300,000’s to over $600,000. As part of the acquisition, we assumed contracts to deliver approximately 29 homes with an aggregate value of $13.7 million. The assets we acquired included approximately 1,245 home sites owned and 254 home sites controlled through land purchase agreements. This acquisition increased our selling community count by 15 communities at the date of acquisition. In fiscal 2012, our CamWest operations delivered 201 homes and produced revenues of $99.7 million.
Our Communities
Our communities are generally located in affluent suburban areas near major highways providing access to major cities. We also operate in the affluent urban markets of Hoboken and Jersey City, New Jersey; New York City, New York; and Philadelphia, Pennsylvania. The following table lists the 19 states in which we were operating at October 31, 2012 and the fiscal years in which we or our predecessors commenced operations:

State	Fiscal year of entry	State	Fiscal year of entry
Pennsylvania	1967	Texas	1995
New Jersey	1982	Florida	1995
Delaware	1987	Arizona	1995
Massachusetts	1988	Nevada	1998
Maryland	1988	Illinois	1998
Virginia	1992	Michigan	1999
Connecticut	1992	Colorado	2001
New York	1993	Minnesota	2005
California	1994	Washington	2012
North Carolina	1994
We market our high-quality homes to “upscale” luxury home buyers, generally comprised of those persons who have previously owned a principal residence and who are seeking to buy a larger or more desirable home — the so-called “move-up”

market. We believe our reputation as a developer of homes for this market enhances our competitive position with respect to the sale of our smaller, more moderately priced, detached homes, as well as our attached homes.
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
We develop active-adult, age-qualified communities for households in which at least one member is 55 years of age. As of October 31, 2012, we were selling from 20 such communities and expect to open additional age-qualified communities during the next few years. Of the value and number of net contracts signed in fiscal 2012, approximately 8% and 10%, respectively, were in active-adult communities; in fiscal 2011, approximately 10% and 13%, respectively, were in such communities. In fiscal 2010, approximately 11% and 15% of the value and number of net contracts signed were in active-adult communities.
In order to serve a growing market of affluent move-up families, empty-nesters and young professionals seeking to live in or close to major cities, we have developed and are developing a number of high-density, high-, mid- and low-rise urban luxury communities. These communities, which we are currently developing or planning on our own or through joint ventures, are located in Dublin, California; Chicago, Illinois suburbs; North Bethesda, Maryland; Hoboken, New Jersey; the boroughs of Manhattan and Brooklyn, New York; Philadelphia, Pennsylvania and its suburbs.
We believe that the demographics of the move-up, empty-nester, active-adult, age-qualified and second-home upscale markets will provide us with the potential for growth in the coming decade. According to the U.S. Census Bureau, the number of households earning $100,000 or more (in constant 2011 dollars) at September 2012 stood at 25.4 million, or approximately 17.3% of all U.S. households. This group has grown at three times the rate of increase of all U.S. households since 1980. According to Harvard University's June 2012 "The State of the Nation's Housing," the growth and aging of the current population, assuming the economic recovery is sustained over the next few years, supports the addition of about one million new household formations per year during the next decade.

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
We develop individual stand-alone communities as well as multi-product, master planned communities. We currently have 28 master planned communities. Our master planned communities, many of which include golf courses and other country club-type amenities, enable us to offer multiple home types and sizes to a broad range of move-up, empty-nester, active-adult and second-home buyers. We seek to realize efficiencies from shared common costs, such as land development and infrastructure, over the several communities within the master planned community. We currently have master planned communities in Arizona, California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Michigan, Nevada, North Carolina, Pennsylvania, Virginia and Washington.
Each of our detached-home communities offers several home plans, with the opportunity for home buyers to select various exterior styles. We design each community to fit existing land characteristics. We strive to achieve diversity among architectural styles within a community by offering a variety of house models and several exterior design options for each model, preserving existing trees and foliage whenever practicable, and curving street layouts to allow relatively few homes to be seen from any vantage point. Normally, homes of the same type or color may not be built next to each other. Our communities have attractive entrances with distinctive signage and landscaping. We believe that our added attention to community detail avoids a “development” appearance and gives each community a diversified neighborhood appearance that enhances home values.
Our traditional attached home communities generally offer one- to four-story homes, provide for limited exterior options and often include commonly owned recreational facilities such as clubhouses, playing fields, swimming pools and tennis courts.
Our Homes
In most of our detached home communities, we offer a number of different house floor plans, each with several substantially different architectural styles. In addition, the exterior of each basic floor plan may be varied further by the use of stone, stucco, brick or siding. Our traditional attached home communities generally offer several different floor plans with two, three or four bedrooms.
We offer some of the same basic home designs in similar communities. However, we are continuously developing new designs to replace or augment existing ones to ensure that our homes reflect current consumer tastes. We use our own architectural staff and also engage unaffiliated architectural firms to develop new designs. During the past year, we introduced 68 new detached models, 16 new attached models and a significant number of designs in five of our high- and mid-rise communities.
In all of our communities, a wide selection of options is available to home buyers for additional charges. The number and complexity of options typically increase with the size and base selling price of our homes. Major options include additional garages, extra fireplaces, guest suites, finished lofts, and other additional rooms. On average, options purchased by our detached home buyers, including lot premiums, added approximately 23.1%, or $124,000 per home, to the base price of homes delivered in fiscal 2012, as compared to 21.8%, or $124,000 per home in fiscal 2011 and 24.3% or $145,000 per home in fiscal 2010. Options purchased by our attached home buyers, including lot premiums, added, on average, approximately 9.4%, or $45,000 per home, to the base price of homes delivered in fiscal 2012, as compared to 12.6%, or $52,000 per home in fiscal 2011 and 9.7% or $45,700 per home in fiscal 2010.
As a result of our wide product and geographic diversity, we have a wide range of base sales prices. The general range of base sales prices for our different lines of homes at October 31, 2012, was as follows:

Detached homes
Move-up	$215,000	to	$860,000
Executive	200,000	to	915,000
Estate	334,000	to	1,883,000
Active-adult, age-qualified	195,000	to	583,000
Attached homes
Flats	$182,000	to	$558,000
Townhomes/Carriage homes	165,000	to	825,000
Active-adult, age-qualified	190,000	to	496,000
Mid-rise/high-rise	291,000	to	982,000
A number of projects that we are developing are offering units at prices substantially in excess of those listed above.
At October 31, 2012, we were selling from 224 communities, compared to 215 communities at October 31, 2011 and 195 communities at October 31, 2010. We expect to be selling from 225 to 255 communities at October 31, 2013. In addition, at October 31, 2012, we had 42 communities that were temporarily closed due to market conditions. We currently expect to reopen 3 of these communities prior to October 31, 2013.
The following table summarizes certain information with respect to our residential communities under development at October 31, 2012:

Geographic segment	Total number of communities	Number of selling communities	Homes approved	Homes closed	Homes under contract but not closed	Home sites available
North	68	58	9,812	4,454	655	4,703
Mid-Atlantic	72	59	11,197	5,382	658	5,157
South	67	59	7,485	2,763	749	3,973
West	55	48	4,544	2,317	507	1,720
Total	262	224	33,038	14,916	2,569	15,553
At October 31, 2012, significant site improvements had not yet commenced on approximately 5,400 of the 15,553 available home sites. Of the 15,553 available home sites, 948 were not yet owned by us but were controlled through options.
Of our 262 communities under development at October 31, 2012, 224 were offering homes for sale, 35 were sold out but not all homes had been completed and delivered, and 3 communities were preparing to re-open. Of the 224 communities in which homes were being offered for sale at October 31, 2012, 175 were detached home communities and 49 were attached home communities. At October 31, 2012, we had 523 homes (exclusive of model homes) under construction or completed but not under contract, of which 188 were in detached home communities and 335 were in attached home communities. In addition, we had 155 units that were temporarily being held as rental units. Of the 335 homes under construction or completed but not under contract in attached home communities at October 31, 2012, 301 were in high- and mid-rise projects and 34 were in two communities that we acquired and are converting to condominium units.
At the end of each fiscal quarter, we review the profitability of each of our operating communities. For those communities operating below certain profitability thresholds, we estimate the expected future cash flow for each of those communities. For each community whose estimated cash flow is not sufficient to recover its carrying value, we estimate the fair value of the community in accordance with U.S. generally accepted accounting principles (“GAAP”) and recognize an impairment charge for the difference between the estimated fair value of the community and its carrying value. In fiscal 2012, 2011 and 2010, we recognized impairment charges related to operating communities of $13.1 million, $17.1 million and $53.5 million, respectively.
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
We generally attempt, where possible, to enter into agreements to purchase land, referred to in this Form 10-K as “land purchase contracts,” “purchase agreements,” “options” or “option agreements,” on a non-recourse basis, thereby limiting our financial exposure to the amounts expended in obtaining any necessary governmental approvals, the costs incurred in the planning and design of the community and, in some cases, some or all of our deposit. The use of these agreements may increase the price of land that we eventually acquire, but reduces our risk by allowing us to obtain the necessary development approvals before acquiring the land or allowing us to delay the acquisition to a later date. Historically, as approvals were obtained, the value of the options, purchase agreements and land generally increased. However, in any given time period, this may not happen. We have the ability to extend some of these options for varying periods of time, in some cases by making an additional payment and, in other cases, without making any additional payment. Our purchase agreements are typically subject to numerous conditions including, but not limited to, the ability to obtain necessary governmental approvals for the proposed community. Our deposit under an agreement may be returned to us if all approvals are not obtained, although pre-development costs may not be recoverable. We generally have the right to cancel any of our agreements to purchase land by forfeiture of some or all of the deposits we have made pursuant to the agreement. We are currently evaluating many opportunities to acquire distressed properties from various sources. We believe that, in general, we will not be able to purchase these distressed properties through the use of purchase options, but will be required to purchase them outright.
In response to the decline in market conditions during the downturn in the housing industry since 2006, we have re-evaluated and renegotiated or canceled many of our land purchase contracts. In addition, we have sold, and may continue to sell, certain parcels of land that we have identified as non-strategic. As a result, we reduced our home sites controlled from a high of approximately 91,200 at April 30, 2006 to approximately 40,350 at October 31, 2012.
Based on our experience during prior downturns in the housing industry, we believe that attractive land acquisition opportunities arise in difficult times for those builders that have the financial strength to take advantage of them. In the current environment, we believe our strong balance sheet, liquidity, access to capital, broad geographic presence, diversified product line, experienced personnel and national brand name all position us well for such opportunities now and in the future. Based on our belief that the housing market has begun to recover, the increased attractiveness of land available for purchase and the revival of demand in certain areas, we have begun to increase our land positions. During the twelve-month period ended October 31, 2012 and 2011, we acquired control of approximately 6,100 home sites (net of options terminated) and, approximately 5,300 home sites (net of options terminated), respectively. At October 31, 2012, we controlled approximately 40,350 home sites, as compared to approximately 37,500 home sites at October 31, 2011 and 34,900 home sites at October 31, 2010. In addition, in November 2012, we entered into an agreement with one of our joint venture partners to acquire approximately 800 lots from the joint venture.

Our ability to continue development activities over the long-term will be dependent, among other things, upon a suitable economic environment and our continued ability to locate and enter into options or agreements to purchase land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of such land.
The following is a summary of home sites for future communities that we either owned or controlled through purchase agreements at October 31, 2012, as distinguished from those communities currently under development:

Geographic segment	Number of communities	Number of home sites
North	51	4,722
Mid-Atlantic	85	8,599
South	40	4,337
West	63	4,570
	239	22,228
Of the 22,228 planned home sites at October 31, 2012, we owned 14,153 and controlled 8,075 through options and purchase agreements. At October 31, 2012, the aggregate purchase price of land parcels subject to option and purchase agreements in operating communities and future communities was approximately $747.0 million (including $4.1 million of land to be acquired from joint ventures in which we have invested). Of the $747.0 million of land purchase commitments, we paid or deposited $42.9 million and, if we acquire all of these land parcels, we will be required to pay an additional $704.1 million. The purchases of these land parcels are scheduled over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase price since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts; these land parcels have either been written off or written down to the estimated amount that we expect to recover on them when the contracts are terminated. In addition, in November 2012, we entered into an agreement with a joint venture partner to acquire approximately 800 lots from the joint venture.
We evaluate all of the land owned or optioned for future communities on an ongoing basis for continued economic and market feasibility. During each of the fiscal years ended October 31, 2012, 2011 and 2010, such feasibility analyses resulted in approximately $1.7 million, $34.8 million and $61.8 million, respectively, of capitalized costs related to land owned or optioned for future communities being charged to cost of revenues because such costs were no longer deemed to be recoverable or exceeded the properties’ fair value.
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

The most significant variable affecting the timing of our revenue stream, other than housing demand, is the opening of the community for sale, which generally occurs shortly after receipt of final land regulatory approvals. Receipt of approvals permits us to begin the process of obtaining executed sales contracts from home buyers. Although our sales and construction activities vary somewhat by season, which can affect the timing of closings, any such seasonal effect is relatively insignificant compared to the effect of the timing of receipt of final regulatory approvals, the opening of the community and the subsequent timing of closings. In the recent housing slowdown, we have delayed the opening of new communities and temporarily shut down a number of operating communities to reduce operating expenses and conserve cash.
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
We expend great effort and cost in designing and decorating our model homes, which play an important role in our marketing. In our models, we attempt to create an attractive atmosphere, which may include bread baking in the oven, fires burning in fireplaces, and music playing in the background. Interior decorating varies among the models and is carefully selected to reflect the lifestyles of prospective buyers.
We typically have a sales office in each community that is staffed by our own sales personnel. Sales personnel are generally compensated with both salary and commission. A significant portion of our sales is also derived from the introduction of customers to our communities by local cooperating realtors.
We advertise in newspapers, in other local and regional publications, and on billboards. We also use color brochures to market our communities. The internet is also an important resource we use in marketing and providing information to our customers. Visitors to our web site, www.tollbrothers.com, can obtain detailed information regarding our communities and homes across the country, take panoramic or video tours of our homes and design their own home based upon our available floor plans and options.
Due to the weak market conditions over the past several years and in an effort to promote the sales of homes, including the significant number of speculative homes that we had due to sales contract cancellations, we increased the amount of sales incentives offered to home buyers. These incentives varied by type and amount on a community-by-community and home-by-home basis. As demand in the housing market has strengthened, we have been reducing the amount of sales incentives offered to our home buyers.
All of our homes are sold under our limited warranty as to workmanship and mechanical equipment. Many homes also come with a limited ten-year warranty as to structural integrity.

We have a two-step sales process. The first step takes place when a potential home buyer visits one of our communities and decides to purchase one of our homes, at which point the home buyer signs a non-binding deposit agreement and provides a small, refundable deposit. This deposit will reserve, for a short period of time, the home site or unit that the home buyer has selected and locks in the base price of the home. Because these deposit agreements are non-binding, they are not recorded as signed contracts, nor are they recorded in backlog. Deposit rates are tracked on a weekly basis to help us monitor the strength or weakness in demand in each of our communities. If demand for homes in a particular community is strong, senior management determines whether the base selling prices in that community should be increased. If demand for the homes in a particular community is weak, we determine whether or not sales incentives and/or discounts on home prices should be adjusted.
The second step in the sales process occurs when we actually sign a binding agreement of sale with the home buyer and the home buyer gives us a cash down payment which is generally non-refundable. Cash down payments currently average approximately 8.1% of the total purchase price of a home, although, historically, they have averaged approximately 7% of the total purchase price of a home. Between the time that the home buyer signs the non-binding deposit agreement and the binding agreement of sale, he or she is required to complete a financial questionnaire that gives us the ability to evaluate whether the home buyer has the financial resources necessary to purchase the home. If we determine that the home buyer is not financially qualified, we will not enter into an agreement of sale with the home buyer. During fiscal 2012, 2011 and 2010, our customers signed gross contracts for $2.67 billion (4,341 homes), $1.71 billion (2,965 homes) and $1.57 billion (2,789 homes) , respectively. During fiscal 2012, fiscal 2011 and fiscal 2010, our home buyers canceled home purchase contracts with a value of $107.3 million (182 homes), $102.8 million (181 homes) and $98.3 million (184 homes), respectively. Contract cancellations in a fiscal year include all contracts canceled in that fiscal year, whether signed in that fiscal year or signed in prior fiscal years. When we report net contracts signed, the number and value of contracts signed are reported net of all cancellations occurring during the reporting period, whether signed in that reporting period or in a prior period. Only outstanding agreements of sale that have been signed by both the home buyer and us as of the end of the period for which we are reporting are included in backlog. As a result of cancellations, we retained $3.2 million, $2.1 million and $11.2 million of customer deposits in fiscal 2012, 2011 and 2010, respectively. These retained deposits are included in other income-net in our Consolidated Statements of Operations.
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

Fiscal year	Total Toll Brothers, Inc. settlements (a)	TBI Mortgage Company financed settlements*(b)	Gross capture rate (b/a)	Amount financed (in thousands)
2012	3,286	1,572	47.8%	$585,732
2011	2,611	1,361	52.1%	$508,880
2010	2,642	1,451	54.9%	$530,575
2009	2,965	1,341	45.2%	$489,269

*	TBI Mortgage Company financed settlements exclude brokered and referred loans which amounted to approximately 10.7%, 11.5%, 5.8% and 5.0% of our closings in 2012, 2011, 2010 and 2009, respectively.
Prior to the actual closing of the home and funding of the mortgage, the home buyer will lock in an interest rate based upon the terms of the commitment. At the time of rate lock, our mortgage subsidiary agrees to sell the proposed mortgage loan to one of several outside recognized mortgage financing institutions (“investors”) who are willing to honor the terms and conditions, including the interest rate, committed to the home buyer. We believe that these investors have adequate financial resources to honor their commitments to our mortgage subsidiary. At October 31, 2012, our mortgage subsidiary was committed to fund $568.0 million of mortgage loans. Of these commitments, $111.2 million, as well as $85.0 million of mortgage loans receivable, have “locked-in” interest rates. Our mortgage subsidiary funds its commitments through a combination of its own capital, capital provided from us, its loan facility and from the sale of mortgage loans to various investors. Our mortgage subsidiary has commitments from investors to acquire $191.9 million of these locked-in loans and receivables. Our home buyers have not locked in the interest rate on the remaining $456.8 million.
There has been significant media attention given to mortgage put-backs, a practice by which a buyer of a mortgage loan tries to recoup losses from the loan originator. We do not believe this is a material issue for our mortgage subsidiary. Of the approximately 15,700 loans sold by our mortgage subsidiary since November 1, 2004, only 31 have been the subject of either actual indemnification payments or take-backs or contingent liability loss provisions related thereto. We believe that this is due to (i) our typical home buyer’s financial position and sophistication, (ii) on average, our home buyers who use mortgage financing to purchase a home pay approximately 30% of the purchase price in cash, (iii) our general practice of not originating certain loan types such as option adjustable rate mortgages and down payment assistance products, and our origination of few sub-prime and high loan-to-value/no documentation loans and (iv) our elimination, several years ago, of “early payment default” provisions from our agreements with our mortgage investors. In order for us to incur a loss, a mortgage buyer must demonstrate either (i) a material error on our part in issuing the mortgage or (ii) consumer fraud. In addition, the amount of any such loss would be reduced by any proceeds received on the disposition of the collateral associated with the mortgage.
The Dodd-Frank Wall Street Reform and Consumer Protection Act provides for a number of new requirements relating to residential mortgage lending practices, many of which require implementation by regulatory rule making. These include, among others, minimum standards for mortgages and related lender practices, the definitions and parameters of a Qualified Mortgage and a Qualified Residential Mortgage, future risk retention requirements, limitations on certain fees, prohibition of certain tying arrangements, and remedies for borrowers in foreclosure proceedings in the event that a lender violates fee limitations or minimum standards. The ultimate effect of such provisions on lending institutions, including our mortgage subsidiary, will depend on the rules that are ultimately promulgated.
Competition
The home building business is highly competitive and fragmented. We compete with numerous home builders of varying sizes, ranging from local to national in scope, some of which have greater sales and financial resources than we do. Sales of existing homes, whether by a homeowner or by a financial institution that has acquired a home through a foreclosure, also provide competition. We compete primarily on the basis of price, location, design, quality, service and reputation; however, we believe our financial stability, relative to most others in our industry, has become an increasingly favorable competitive factor as more home buyers focus on builder solvency.
We continue to see reduced competition from the small and mid-sized private builders that had been our primary competitors in the luxury market. We believe that many of these builders are no longer in business and that access to capital by the remaining ones is already severely constrained. We envision that there will be fewer and more selective lenders serving our industry as the market rebounds and those lenders likely will gravitate to the home building companies that offer them the greatest security, the strongest balance sheets and the broadest array of potential business opportunities. While some builders may re-emerge with new capital, the scarcity of attractive land is a further impediment to their re-emergence. We believe that this reduced competition, combined with attractive long-term demographics, will reward those well-capitalized builders that can persevere through the current challenging environment.
We believe that geographic and product diversification, access to lower-cost capital and strong demographics benefit those builders, like us, who can control land and persevere through the increasingly difficult regulatory approval process. We believe that these factors favor a large publicly traded home building company with the capital and expertise to control home sites and gain market share. We also believe that over the past five years, many builders and land developers reduced the number of home sites that were taken through the approval process. The process continues to be difficult and lengthy, and the political pressure from no-growth proponents continues to increase, but we believe our expertise in taking land through the approval process and our already-approved land positions will allow us to grow in the years to come as market conditions improve.
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
Employees
At October 31, 2012, we employed 2,396 persons full-time. At October 31, 2012, we were subject to one collective bargaining agreement that covered approximately 2% of our employees. We consider our employee relations to be good.
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
FORWARD-LOOKING STATEMENTS
Certain information included in this report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to estimates or other expectations regarding future events. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements may include, but are not limited to, information related to: anticipated operating results; home deliveries; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues; selling, general and administrative expenses; interest expense; inventory write-downs; unrecognized tax benefits; anticipated tax refunds; sales paces and prices; effects of home buyer cancellations; growth and expansion; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; the ability to acquire land and pursue real estate opportunities; the ability to gain approvals and open new communities; the ability to sell homes and properties; the ability to deliver homes from backlog; the ability to secure materials and subcontractors; the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; and legal proceedings and claims.
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
For a discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A — Risk Factors” below. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.
EXECUTIVE OFFICERS OF THE REGISTRANT
Information about our executive officers is incorporated by reference from Part III, Item 10 of this annual report.
ITEM 1A. RISK FACTORS
The home building industry has been in an extended period of slowdown. A further slowdown in the home building industry would likely further adversely affect our business, results of operations and financial condition.
The downturn in the home building industry, which we believe began in the fourth quarter of our fiscal 2005, has been one of the most severe in U.S. history. We believe we have seen the beginning of the recovery in fiscal 2012. The downturn, which we believe started with a decline in consumer confidence, a decline in home prices and an oversupply of homes available for sale, was exacerbated by, among other things, a decline in the overall economy, high unemployment, fear of job loss, volatility in the securities markets, the number of homes that are or will be available for sale due to foreclosures, an inability of home buyers to sell their current homes, a tightening of standards in the credit markets, and the direct and indirect impact of the turmoil in the mortgage loan market. All of these factors have contributed to the significant decline in the demand for new homes. Moreover, it is still unclear whether the government’s legislative and administrative measures aimed at restoring liquidity to the credit markets and providing relief to homeowners facing foreclosure have helped or will help to effectively stabilize prices and home values, or restore consumer confidence and increase demand in the home building industry.
As a result of this downturn, our sales and results of operations were adversely affected, we incurred significant inventory impairments and other write-offs, our gross margins declined significantly from historical levels, and we incurred substantial losses from operations, after write-offs, during fiscal 2011, 2010, 2009 and 2008. We cannot predict the continuation of the recovery, nor can we provide assurance that should the recovery not continue, our responses, or the government’s attempts to address the poor economic conditions will be successful. If the recovery does not continue or the poor economic conditions persist or worsen, they may adversely affect our results of operations and financial condition.
Adverse changes in economic conditions in markets where we conduct our operations and where prospective purchasers of our homes live could reduce the demand for homes and, as a result, could continue to adversely affect our results of operations and financial condition.
Additional adverse changes in economic conditions in markets where we conduct our operations and where prospective purchasers of our homes live have had and may continue to have a negative impact on our business. Adverse changes in employment levels, job growth, consumer confidence, interest rates and population growth, or an oversupply of homes for sale may reduce demand and depress prices for our homes and cause home buyers to cancel their agreements to purchase our homes. This, in turn, could continue to adversely affect our results of operations and financial condition.

Increases in cancellations of existing agreements of sale could have an adverse effect on our business.
Our backlog reflects agreements of sale with our home buyers for homes that have not yet been delivered. We have received a deposit from our home buyer for each home reflected in our backlog, and generally we have the right to retain the deposit if the home buyer does not complete the purchase. In some cases, however, a home buyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as state and local law, the home buyer’s inability to obtain mortgage financing, his or her inability to sell his or her current home or our inability to complete and deliver the home within the specified time. If the current industry recovery does not continue or a further decline in economic conditions occurs, or if mortgage financing becomes less available, more home buyers may cancel their agreements of sale with us, which would have an adverse effect on our business and results of operations.
The home building industry is highly competitive and if others are more successful or offer better value to our customers, our business could decline.
We operate in a very competitive environment, which is characterized by competition from a number of other home builders in each market in which we operate. We compete with large national and regional home building companies and with smaller local home builders for land, financing, raw materials and skilled management and labor resources. We also compete with the resale, also referred to as the “previously owned or existing,” home market, which has increased significantly due to the large number of homes that are vacant, and homes that have been foreclosed on or will be foreclosed on, due to the current economic downturn. An oversupply of homes available for sale and the heavy discounting of home prices by some of our competitors could again adversely affect demand for our homes and the results of our operations. Increased competition could require us to further increase our selling incentives and/or reduce our prices. If we are unable to compete effectively in our markets, our business could decline disproportionately to that of our competitors.
If we are not able to obtain suitable financing, our interest rates are increased or our credit ratings are lowered, our business and results of operations may decline.
Our business and results of operations depend substantially on our ability to obtain financing for the development of our residential communities, whether from bank borrowings or from financing in the public debt markets. Our revolving credit facility matures in October 2014 and $2.09 billion of our senior notes become due and payable at various times from November 2012 through September 2032. We cannot be certain that we will be able to continue to replace existing financing or find additional sources of financing in the future.
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
If our home buyers or our home buyers’ buyers are not able to obtain suitable financing, our results of operations may decline.
Our results of operations also depend on the ability of our potential home buyers to obtain mortgages for the purchase of our homes. The uncertainties in the mortgage markets and their impact on the overall mortgage market, including the tightening of credit standards, could adversely affect the ability of our customers to obtain financing for a home purchase, thus preventing our potential home buyers from purchasing our homes. Moreover, future increases in the cost of home mortgage financing could prevent our potential home buyers from purchasing our homes. In addition, where our potential home buyers must sell their existing homes in order to buy a home from us, increases in mortgage costs and/or lack of availability of mortgages could prevent the buyers of our potential home buyers’ existing homes from obtaining the mortgages they need to complete their purchases, which would result in our potential home buyers’ inability to buy a home from us. Similar risks apply to those buyers whose contracts are in our backlog of homes to be delivered. If our home buyers, potential buyers or buyers of our home buyers’ current homes cannot obtain suitable financing, our sales and results of operations would be adversely affected.
If our ability to resell mortgages to investors is impaired, our home buyers will be required to find alternative financing.
Generally, when our mortgage subsidiary closes a mortgage for a home buyer at a previously locked-in rate, it already has an agreement in place with an investor to acquire the mortgage following the closing. Due to the deterioration of the credit and financial markets, the number of investors that are willing to purchase our mortgages has decreased and the underwriting standards of the remaining investors have become more stringent. Should the resale market for our mortgages decline or the underwriting standards of our investors become more stringent, our ability to sell future mortgages could be adversely affected and we would either have to commit our own funds to long term investments in mortgage loans, which could, among other things, delay the time when we recognize revenues from home sales on our statements of operations or our home buyers would be required to find an alternative source of financing. If our home buyers cannot obtain another source of financing in order to purchase our homes, our sales and results of operations could be adversely affected.
If land is not available at reasonable prices, our sales and results of operations could decrease.
In the long term, our operations depend on our ability to obtain land at reasonable prices for the development of our residential communities . Due to the recent downturn in our business, our supply of available home sites, both owned and optioned, decreased from a peak of approximately 91,200 home sites controlled at April 30, 2006 to approximately 40,350 at October 31, 2012. In the future, changes in the general availability of land, competition for available land, availability of financing to acquire land, zoning regulations that limit housing density and other market conditions may hurt our ability to obtain land for new residential communities at prices that will allow us to make a reasonable profit. If the supply of land appropriate for development of our residential communities becomes more limited because of these factors, or for any other reason, the cost of land could increase and/or the number of homes that we are able to sell and build could be reduced.
If the market value of our land and homes drops, our results of operations will likely decrease.
The market value of our land and housing inventories depends on market conditions. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. If housing demand decreases below what we anticipated when we acquired our inventory, we may not be able to make profits similar to what we have made in the past, may experience less than anticipated profits and/or may not be able to recover our costs when we sell and build homes. Due to the significant decline in our business since September 2005, we have recognized significant write-downs of our inventory. If market conditions worsen, we may have to write down our inventories further and/or may have to sell land or homes at a loss.
We participate in certain joint ventures where we may be adversely impacted by the failure of the joint venture or its participants to fulfill their obligations.
We have investments in and commitments to certain joint ventures with unrelated parties. These joint ventures may borrow money to help finance their activities. In certain circumstances, the joint venture participants, including ourselves, are required to provide guarantees of certain obligations relating to the joint ventures. As a result of the recent downturn in the home building industry, some of these joint ventures or their participants have or may become unable or unwilling to fulfill their respective obligations. In addition, in many of these joint ventures, we do not have a controlling interest and as a result, we are not able to require these joint ventures or their participants to honor their obligations or renegotiate them on acceptable terms. If the joint ventures or their participants do not honor their obligations, we may be required to expend additional resources or suffer losses, which could be significant.
Government regulations and legal challenges may delay the start or completion of our communities, increase our expenses or limit our home building activities, which could have a negative impact on our operations.
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
Various local, state and federal statutes, ordinances, rules and regulations concerning building, zoning, sales and similar matters apply to and/or affect the housing industry. Governmental regulation affects construction activities as well as sales activities, mortgage lending activities and other dealings with home buyers. The industry also has experienced an increase in state and local legislation and regulations that limit the availability or use of land. Municipalities may also restrict or place moratoriums on the availability of utilities, such as water and sewer taps. In some areas, municipalities may enact growth control initiatives, which will restrict the number of building permits available in a given year. In addition, we may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law. If municipalities in which we operate take actions like these, it could have an adverse effect on our business by causing delays, increasing our costs or limiting our ability to operate in those municipalities. Further, we may experience delays and increased expenses as a result of legal challenges to our proposed communities, whether brought by governmental authorities or private parties.
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
We are subject to one collective bargaining agreement that covers approximately 2% of our employees. We have not experienced any work stoppages due to strikes by unionized workers, but we cannot assure you that there will not be any work stoppages due to strikes or other job actions in the future. We use independent contractors to construct our homes. At any given point in time, those subcontractors, who are not yet represented by a union, may be unionized.
Product liability claims and litigation and warranty claims that arise in the ordinary course of business may be costly, which could adversely affect our business.
As a home builder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. These claims are common in the home building industry and can be costly. In addition, the costs of insuring against construction defect and product liability claims are high, and the amount of coverage offered by insurance companies is currently limited. There can be no assurance that this coverage will not be further restricted and become more costly. If the limits or coverages of our current and former insurance programs prove inadequate, or we are not able to obtain adequate, or reasonably priced, insurance against these types of claims in the future, or the amounts currently provided for future warranty or insurance claims are inadequate, we may experience losses that could negatively impact our financial results.
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
We believe that our recorded tax balances are adequate. However, it is not possible to predict the effects of possible changes in the tax laws or changes in their interpretation and whether they could have a material adverse impact on our operating results. We have filed claims for refunds of taxes paid in prior years based upon certain filing positions we believe are appropriate. If the Internal Revenue Service disagrees with these filing positions, we may have to return some of the refunds we have received.
We may not be able to realize all of our deferred tax assets.
At October 31, 2012, we had $415.1 million of deferred tax assets against which we have recognized valuation allowances of $57.0 million. Losses for federal income tax purposes can generally be carried forward for a period of 20 years. We also file tax returns in the various states in which we do business. Each state has its own statutes regarding the use of tax loss carryforwards. Some of the states in which we do business do not allow for the carry forward of losses while others allow for carry forwards for 5 years to 20 years. In order to realize our net deferred tax assets, we must generate sufficient taxable income within the periods allowed by statute to carryfoward losses.
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
Our business is seasonal in nature, so our quarterly operating results may fluctuate.
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
We invest in distressed loans and real estate related assets at significant discounts; however, if the real estate markets deteriorate significantly, we could suffer losses.
We formed Gibraltar Capital and Asset Management to invest in distressed real estate opportunities. Our investments have involved acquisitions of portfolios or interests in portfolios of distressed loans, some of which have been converted to real estate owned. However, these investments present many risks in addition to those inherent in normal lending activities, including the risk that the recovery of the United States real estate markets will not take place for many years and that the value of our investments are not recoverable. There is also the possibility that, if we cannot liquidate our investments as expected, we would be required to reduce the value at which they are carried on our financial statements.
Decreases in the market value of our investments in marketable securities could have an adverse impact on our results of operations.
We have a significant amount of funds invested in marketable securities during the year, the market value of which is subject to changes from period to period. Decreases in the market value of our marketable securities could have an adverse impact on our results of operations.
Future terrorist attacks against the United States or increased domestic or international instability could have an adverse effect on our operations.

Adverse developments in the war on terrorism, future terrorist attacks against the United States or any foreign country, or increased domestic or international instability could significantly reduce the number of new contracts signed, increase the number of cancellations of existing contracts and/or increase our operating expenses which could adversely affect our business.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Headquarters
Our corporate office, which we lease from an unrelated third party, contains approximately 200,000 square feet and is located in Horsham, Pennsylvania.
Manufacturing/Distribution Facilities
We own a manufacturing facility of approximately 300,000 square feet located in Morrisville, Pennsylvania, a manufacturing facility of approximately 186,000 square feet located in Emporia, Virginia, and a manufacturing facility of approximately 134,000 square feet in Knox, Indiana. We lease, from an unrelated third party, a facility of approximately 56,000 square feet located in Fairless Hills, Pennsylvania. At these facilities, we manufacture open wall panels, roof and floor trusses, and certain interior and exterior millwork to supply a portion of our construction needs. These facilities supply components used in our North, Mid-Atlantic and South geographic segments. These operations also permit us to purchase wholesale lumber, plywood, windows, doors, certain other interior and exterior millwork and other building materials to supply to our communities. We believe that increased efficiencies, cost savings and productivity result from the operation of these plants and from the wholesale purchase of materials.
Office and Other Facilities
We own or lease from unrelated third parties office and warehouse space and golf course facilities in various locations, none of which are material to our business.
ITEM 3. LEGAL PROCEEDINGS
We are involved in various claims and litigation arising principally in the ordinary course of business.
In January 2006, we received a request for information pursuant to Section 308 of the Clean Water Act from Region 3 of the U.S. Environmental Protection Agency (“EPA”) concerning storm water discharge practices in connection with our home building projects in the states that comprise EPA Region 3. Thereafter, the U.S. Department of Justice assumed responsibility for the oversight of this matter and alleged that we violated regulatory requirements applicable to storm water discharges. The parties have entered into a consent decree, which has been submitted for approval to the presiding judge in the U.S. District Court for the Eastern District of Pennsylvania. We believe the disposition of this matter will not have a material adverse effect on our results of operations and liquidity or on our financial condition.
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
On March 4, 2009, a second shareholder derivative action was brought by Oliverio Martinez in the U.S. District Court for the Eastern District of Pennsylvania. The case was brought against the eleven then-current members of our board of directors and the Company's Chief Accounting Officer. This plaintiff alleges breaches of fiduciary duty, waste of corporate assets, and unjust enrichment during the period from February 2005 to November 2006. The plaintiff further alleges that certain of the defendants sold our stock during this period while in possession of allegedly non-public, material information and plaintiff seeks disgorgement of profits from these sales. The plaintiff also asserts a claim for equitable indemnity for costs and expenses incurred by us in connection with defending a now-settled related class action lawsuit.
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
An agreement has been reached by the parties to settle all three shareholder derivative actions, and this agreement has been filed in the Chancery Court of Delaware. The agreement is conditioned on, among other things, final approval by the Chancery Court of Delaware following notice to our shareholders. The agreement provides that, following approval of the settlement and entry of judgment by the Chancery Court of Delaware, the plaintiffs in the two actions pending in the U.S. District Court for the Eastern District of Pennsylvania will seek dismissal of those actions.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange (Symbol: TOL).
The following table sets forth the price range of our common stock on the New York Stock Exchange for each fiscal quarter during the two years ended October 31, 2012.

	Three months ended
	October 31	July 31	April 30	January 31
2012
High	$37.07	$31.33	$25.79	$23.67
Low	$28.39	$23.83	$21.78	$16.78
2011
High	$20.31	$21.93	$22.42	$21.33
Low	$13.16	$19.53	$19.08	$17.36
The closing price of our common stock on the New York Stock Exchange on the last trading day of our fiscal years ended October 31, 2012, 2011 and 2010 was $33.01, $17.44 and $17.94, respectively. At December 16, 2012, there were approximately 776 record holders of our common stock.
For information regarding securities authorized for issuance under equity compensation plans, see “Equity Compensation Plan Information” in Item 12 of this Form 10-K.
We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so. Rather, we expect to follow a policy of retaining earnings in order to finance our business and, from time to time, repurchase shares of our common stock. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, capital requirements, our operating and financial condition, and any contractual limitation then in effect. Our bank credit agreement requires us to maintain a minimum tangible net worth (as defined in the agreement), which restricts the amount of dividends we may pay. At October 31, 2012, under the most restrictive provisions of our bank credit agreement, we could have paid up to approximately $908.3 million of cash dividends.
Indemnification of Directors and Officers
Our Certificate of Incorporation and Bylaws provide for indemnification of our directors and officers. We have also entered into individual indemnification agreements with each of our directors.
Issuer Purchases of Equity Securities
During the three months ended October 31, 2012, we repurchased the following shares under our repurchase program:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (b)	Maximum number of shares that may yet be purchased under the plan or program (b)
	(in thousands)		(in thousands)	(in thousands)
August 1 to August 31, 2012	3	$32.07	1	8,769
September 1 to September 30, 2012	2	$36.04	2	8,767
October 1 to October 31, 2012	1	$33.82	1	8,766
Total	6	$33.66	4

(a)
Our stock incentive plans permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. In addition, our stock incentive plans also permit participants to use the fair market value of Company common stock they own to pay for the exercise of stock options (“stock swap method”). During the three months ended October 31, 2012, the net exercise method was employed to exercise options to acquire 34,000 shares of our common stock; we withheld 10,083 of the shares subject to the options to cover $0.4 million of aggregate option exercise price and income tax withholdings and issued the remaining 23,917 shares to the participants. The 10,083 shares withheld under the net exercise method are not included in the total number of shares purchased in the table above. In addition, our stock incentive plans also permit participants to use the fair market value of Company common stock they own to pay for the exercise of stock options (“stock swap method”). During the three months ended October 31, 2012, the Company received 1,775 shares with an average fair market value per share of $32.59 for the exercise of 5,498 options using the stock swap method. The shares used under the stock swap method are included in the total number of shares purchased in the table above.

(b)
On March 20, 2003, our Board of Directors authorized the repurchase of up to 20 million shares of our common stock in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.

Except as set forth above, we did not repurchase any of our equity securities during the three-month period ended October 31, 2012.

Stockholder Return Performance Graph
The following graph and chart compares the five-year cumulative total return (assuming an investment of $100 was made on October 31, 2007 and that dividends, if any, were reinvested) from October 31, 2007 to October 31, 2012, for (a) our common stock, (b) the Standard & Poor’s homebuilding Index (the “S&P homebuilding Index”) and (c) the Standard & Poor’s 500 Composite Stock Index (the “S&P 500 Index”):

Comparison of 5 Year Cumulative Total Return
Among Toll Brothers, Inc.,
the S&P 500 Index, and the S&P Homebuilding Index
$160
$140
$120
$100
$80
$60
$40
$20
$0
10/07
10/08
10/09
10/10
10/11
10/12
Toll Brothers, Inc.
S&P 500
S&P Homebuilding

October 31:	2007	2008	2009	2010	2011	2012
Toll Brothers, Inc.	100.00	100.92	75.60	78.31	76.12	144.09
S&P 500	100.00	63.90	70.17	81.76	88.37	101.81
S&P homebuilding	100.00	56.37	61.40	59.76	57.35	136.06

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth selected consolidated financial and housing data at and for each of the five fiscal years in the period ended October 31, 2012. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto, listed in Item 15(a)1 of this Form 10-K beginning at page F-1 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Form 10-K.

Summary Consolidated Statements of Operations and Balance Sheets (amounts in thousands, except per share data):

Year ended October 31:	2012	2011	2010	2009	2008
Revenues	$1,882,781	$1,475,881	$1,494,771	$1,755,310	$3,148,166
Income (loss) before income taxes	$112,942	$(29,366)	$(117,187)	$(496,465)	$(466,787)
Net income (loss)	$487,146	$39,795	$(3,374)	$(755,825)	$(297,810)
Earnings (loss) per share:
Basic	$2.91	$0.24	$(0.02)	$(4.68)	$(1.88)
Diluted	$2.86	$0.24	$(0.02)	$(4.68)	$(1.88)
Weighted average number of shares outstanding:
Basic	167,346	167,140	165,666	161,549	158,730
Diluted	170,154	168,381	165,666	161,549	158,730

At October 31:	2012	2011	2010	2009	2008
Cash, cash equivalents and marketable securities	$1,217,892	$1,139,912	$1,236,927	$1,908,894	$1,633,495
Inventory	$3,761,187	$3,416,723	$3,241,725	$3,183,566	$4,127,475
Total assets	$6,181,044	$5,055,246	$5,171,555	$5,634,444	$6,586,836
Debt:
Loans payable	$99,817	$106,556	$94,491	$472,854	$613,594
Senior debt	2,080,463	1,490,972	1,544,110	1,587,648	1,143,445
Senior subordinated debt				47,872	343,000
Mortgage company loan facility	72,664	57,409	72,367	27,015	37,867
Total debt	$2,252,944	$1,654,937	$1,710,968	$2,135,389	$2,137,906
Equity	$3,127,871	$2,592,551	$2,559,013	$2,516,482	$3,237,653
Housing Data

Year ended October 31:	2012	2011	2010	2009	2008
Closings (1):
Number of homes	3,286	2,611	2,642	2,965	4,743
Value (in thousands)	$1,882,781	$1,475,881	$1,494,771	$1,755,310	$3,106,293
Revenues — percentage of completion (in thousands)					$41,873
Net contracts signed:
Number of homes	4,159	2,784	2,605	2,450	2,927
Value (in thousands)	$2,557,917	$1,604,827	$1,472,030	$1,304,656	$1,608,191

At October 31:	2012	2011	2010	2009	2008
Backlog:
Number of homes	2,569	1,667	1,494	1,531	2,046
Value (in thousands)	$1,669,857	$981,052	$852,106	$874,837	$1,325,491
Number of selling communities	224	215	195	200	273
Home sites:
Owned	31,327	30,199	28,891	26,872	32,081
Controlled	9,023	7,298	5,961	5,045	7,703
Total	40,350	37,497	34,852	31,917	39,784

(1)	Excludes 88 units delivered in fiscal 2008 which were accounted for using the percentage of completion accounting method with an aggregate delivered value of $86.1 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K, beginning at page F-1.  It also should be read in conjunction with the disclosure under "Forward-Looking Statement" in Part 1 of this Form 10-K.
Unless otherwise stated in this report, net contracts signed represents a number or value equal to the gross number or value of contracts signed during the relevant period, less the number or value of contracts canceled during the relevant period, which includes contracts that were signed during the relevant period and in prior periods.
OVERVIEW
Our Business
We design, build, market and arrange financing for detached and attached homes in luxury residential communities. We are also involved, directly and through joint ventures, in projects where we are building or converting existing rental apartment buildings into, high-, mid- and low-rise luxury homes. We are also developing, through joint ventures, a high-rise luxury condominium/hotel project and a for-rent luxury apartment complex. We cater to move-up, empty-nester, active-adult, age-qualified and second-home buyers in the United States. At October 31, 2012, we were operating in 19 states. In the five years ended October 31, 2012, we delivered 16,247 homes from 530 communities, including 3,286 homes from 280 communities in fiscal 2012. In addition, we invest in distressed real estate opportunities through our subsidiary, Gibraltar Capital and Asset Management LLC (“Gibraltar”).
Fiscal 2012 Financial Highlights
In the twelve-month period ended October 31, 2012, we recognized $1.88 billion of revenues and net income of $487.1 million, as compared to $1.48 billion of revenues and net income of $39.8 million in fiscal 2011. The fiscal 2012 net income included an income tax benefit of $394.7 million related to the reversal of deferred tax asset valuation allowances and $14.7 million of inventory impairment charges and write-offs. Fiscal 2011 income included $51.8 million of inventory impairments and write-offs, $40.9 million of impairment charges related to our investments in unconsolidated entities, $3.8 million of expenses related to repurchases of our debt, and an income tax benefit of $69.2 million.
At October 31, 2012, we had $1.22 billion of cash, cash equivalents and marketable securities on hand and approximately $814.9 million available under our $885.0 million revolving credit facility that matures in October 2014. During fiscal 2012, we issued $587.5 million of senior notes and exchanged $119.9 million of senior notes maturing in 2022 for $117.6 million of senior notes maturing in fiscal 2013.
Our Challenging Business Environment and Current Outlook
We believe that, in fiscal 2012, the housing market began to recover from the significant slowdown that started in the fourth quarter of our fiscal year ended October 31, 2005. During fiscal 2012, we, and many of the other public home builders, have seen a strong recovery in the number of new sales contracts signed. Our net contracts signed in fiscal 2012, as compared to fiscal 2011, increased nearly 50% in the number of net contracts signed and 59% in the value of net contracts signed. Although the number and value of our net contracts signed increased in fiscal 2012 over fiscal 2011, they were still significantly below what we recorded in fiscal 2005.
We believe that, as the unemployment rate has declined and confidence has improved, pent-up demand has begun to be released. Additionally, rising home prices, reduced inventory, and low mortgage rates have resulted in increased demand, although still below historical levels. We believe that the key to a full recovery in our business depends on these factors as well as a sustained stabilization of financial markets and the economy in general.
We are still impacted by the slowdown, which we believe started with a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale. The slowdown was exacerbated by, among other things, a decline in the overall economy, increased unemployment, the large number of homes that were vacant, homes that had been foreclosed on due to the economic downturn, a fear of job loss, a decline in home prices and the resulting reduction in home equity, the inability of some of our home buyers, or some prospective buyers of their homes, to sell their current homes, the deterioration in the credit markets, and the direct and indirect impact of the turmoil in the mortgage loan market.

We believe that the demographics of the move-up, empty-nester, active-adult, age-qualified and second-home upscale markets will provide us with the potential for growth in the coming decade. According to the U.S. Census Bureau, the number of households earning $100,000 or more (in constant 2011 dollars) at September 2012 stood at 25.4 million, or approximately 17.3% of all U.S. households. This group has grown at three times the rate of increase of all U.S. households since 1980. According to Harvard University's June 2012 "The State of the Nations Housing", the growth and aging of the current population, assuming the economic recovery is sustained over the next few years, supports the addition of about one million new household formations per year during the next decade.
According to the U.S. Census Bureau, during the period 1970 through 2007, total housing starts in the United States averaged approximately 1.26 million per year, while in the period 2008 through 2011, total housing starts averaged approximately 0.66 million per year. In addition, based on the trend of household formations in relation to population growth during the period 2000 through 2007, the number of households formed in the four-year period of 2008 through 2011 was approximately 2.3 million fewer than would have been expected.
We believe many of our target customers generally have remained employed during this downturn; however, we believe many deferred their home buying decisions because of concerns over the direction of the economy, the direction of home prices, and their ability to sell their existing home. Additionally, rising home prices, reduced inventory, and low mortgage rates have resulted in increased demand, although still below historical levels. We believe that a full recovery in our business depends on these factors as well as a sustained stabilization of financial markets and the economy in general.
In many markets, the pipeline of approved and improved home sites has dwindled as builders and developers have lacked both the capital and the economic benefit for bringing sites through approvals. Therefore, we believe that as demand continues to strengthen, builders and developers with approved land in well-located markets will be poised to benefit. We believe that this will be particularly true for us because our land portfolio is heavily weighted in the metro-Washington, DC to metro-Boston corridor where land is scarce, approvals are more difficult to obtain and overbuilding has been relatively less prevalent than in the Southeast and Western regions.
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
We continue to see reduced competition from the small and mid-sized private builders that had been our primary competitors in the luxury market. We believe that many of these builders are no longer in business and that access to capital by the remaining private builders is already severely constrained. We envision that there are fewer and more selective lenders serving our industry as the market rebounds and that those lenders likely will gravitate to the home building companies that offer them the greatest security, the strongest balance sheets and the broadest array of potential business opportunities. While some builders may re-emerge with new capital, the scarcity of attractive land is a further impediment to their re-emergence. We believe that reduced competition, combined with attractive long-term demographics, will reward those well-capitalized builders that can persevere through the current challenging environment.
We believe that geographic and product diversification, access to lower-cost capital and strong demographics benefit those builders, like us, who can control land and persevere through the increasingly difficult regulatory approval process. We believe that these factors favor a large publicly traded home building company with the capital and expertise to control home sites and gain market share. We also believe that over the past five years, many builders and land developers reduced the number of home sites that were taken through the approval process. The process continues to be difficult and lengthy, and the political pressure from no-growth proponents continues to increase, but we believe our expertise in taking land through the approval process and our already-approved land positions will allow us to grow in the years to come as market conditions improve.
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
In response to the decline in market conditions over the past several years, we re-evaluated and renegotiated or canceled many of our land purchase contracts. In addition, we sold, and may continue to sell, certain parcels of land that we identified as non-strategic. As a result, we reduced our land position from a high of approximately 91,200 home sites at April 30, 2006 to a low of approximately 31,700 home sites at January 31, 2010. Based on our belief that the housing market has begun to recover, the increased attractiveness of land available for purchase and the revival of demand in certain areas, we have begun to increase our land positions. During fiscal 2012 and 2011, we acquired control of approximately 6,100 home sites (net of options terminated) and 5,300 home sites (net of options terminated), respectively. In addition, in November 2012, we entered into an agreement with one of our joint venture partners to acquire approximately 800 lots from the joint venture. Of the 6,100 home sites we acquired control of in fiscal 2012, approximately 1,500 home sites were from the CamWest asset purchase. At October 31, 2012, we controlled approximately 40,350 home sites of which we owned approximately 31,300. Significant improvements were completed on approximately 12,700 of the 31,300 home sites. At October 31, 2012, we were selling from 224 communities, compared to 215 at October 31, 2011 and 195 communities at October 31, 2010. Our November 2011 acquisition of CamWest assets increased our selling community count by 15.
We expect to be selling from 225 to 255 communities at October 31, 2013. At October 31, 2012, we had 50 communities that were temporarily closed due to market conditions.
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
We believe that our home buyers generally are, and should continue to be, better able to secure mortgages due to their typically lower loan-to-value ratios and attractive credit profiles as compared to the average home buyer. Nevertheless, in recent years, tightened credit standards have shrunk the pool of potential home buyers and hindered accessibility of or eliminated certain loan products previously available to our home buyers. Our home buyers continue to face stricter mortgage underwriting guidelines, higher down payment requirements and narrower appraisal guidelines than in the past. In addition, some of our home buyers continue to find it more difficult to sell their existing homes as prospective buyers of their homes may face difficulties obtaining a mortgage. In addition, other potential buyers may have little or negative equity in their existing homes and may not be able or willing to purchase a larger or more expensive home.
While the range of mortgage products available to a potential home buyer is not what it was in the period 2005 through 2007, we have seen improvements over the past two years. Indications from industry participants, including commercial banks, mortgage banks, mortgage real estate investment trusts and mortgage insurance companies are that availability, parameters and pricing of jumbo loans are all improving. We believe that improvement should not only enhance financing alternatives for existing jumbo buyers, but also help to offset the reduction in Fannie Mae/Freddie Mac-eligible loan amounts in some markets. Based on the mortgages provided by our mortgage subsidiary, we do not expect the change in the Fannie Mae/Freddie Mac-eligible loan amounts to have a significant impact on our business.
There has been significant media attention given to mortgage put-backs, a practice by which a buyer of a mortgage loan tries to recoup losses from the loan originator. We do not believe this is a material issue for our mortgage subsidiary. Of the approximately 15,700 loans sold by our mortgage subsidiary since November 1, 2004, only 31 have been the subject of either actual indemnification payments or take-backs or contingent liability loss provisions related thereto. We believe that this is due to (i) our typical home buyer's financial position and sophistication, (ii) on average, our home buyers who use mortgage financing to purchase a home pay approximately 30% of the purchase price in cash, (iii) our general practice of not originating certain loan types such as option adjustable rate mortgages and down payment assistance products, and our origination of few sub-prime and high loan-to-value/no documentation loans, (iv) our elimination of “early payment default” provisions from each of our agreements with our mortgage investors several years ago, and (v) the quality of our controls, processes and personnel in our mortgage subsidiary.
The Dodd-Frank Wall Street Reform and Consumer Protection Act provides for a number of new requirements relating to residential mortgage lending practices, many of which are subject to further potential rulemaking. These include, among others, minimum standards for mortgages and related lender practices, the definitions and parameters of a Qualified Mortgage and a

Qualified Residential Mortgage, future risk retention requirements, limitations on certain fees, prohibition of certain tying arrangements and remedies for borrowers in foreclosure proceedings in the event that a lender violates fee limitations or minimum standards. The ultimate effect of such provisions on lending institutions, including our mortgage subsidiary, will depend on the rules that are ultimately promulgated.
Gibraltar
We continue to look for distressed real estate opportunities through Gibraltar. Gibraltar continues to selectively review a steady flow of new opportunities, including bank portfolios and other distressed real estate investments. In fiscal 2012, Gibraltar acquired 12 non-performing loans with an unpaid principal balance of approximately $56.6 million. The loans acquired included non-performing loans primarily secured by commercial land and buildings in various stages of completion. The portfolios that Gibraltar previously acquired were primarily residential acquisition, development, and construction loans secured by properties in various stages of completion.
At October 31, 2012, Gibraltar had direct investments in loan portfolios, real estate owned and participations in a loan portfolio and real estate owned of approximately $95.5 million and an investment in a structured asset joint venture of $37.3 million. At October 31, 2012, Gibraltar, directly and through a loan participation, controlled 109 loans and properties with a net unpaid principal of the loans or estimated fair value of the properties of approximately $195.9 million.
During the fiscal years ended October 31, 2012 and 2011, we recognized income of $7.2 million and $6.9 million from the Gibraltar operations, respectively, including its equity in the earnings from its investment in a structured asset joint venture.
CONTRACTS AND BACKLOG
The aggregate value of gross sales contracts signed increased 56.1% in fiscal 2012, as compared to fiscal 2011, and 8.7% in fiscal 2011, as compared to fiscal 2010. The value of gross sales contracts signed was $2.67 billion (4,341 homes) in fiscal 2012, $1.71 billion (2,965 homes) in fiscal 2011 and $1.57 billion (2,789 homes) in fiscal 2010. The increase in the aggregate value of gross contracts signed in fiscal 2012, as compared to fiscal 2011, was the result of a 46.4% increase in the number of gross contracts signed, and a 6.6% increase in the average value of each contract signed. The increase in the number of gross contracts signed in fiscal 2012, as compared to fiscal 2011, was primarily due to the beginning of the recovery in the U.S. housing market in fiscal 2012, reduced competition from the small and mid-sized private builders that had been our primary competitors in the luxury market, and a 10% increase in the average number of selling communities in fiscal 2012, as compared to fiscal 2011.
The increase in the aggregate value of gross contracts signed in fiscal 2011, as compared to fiscal 2010, was the result of a 6.3% increase in the number of gross contracts signed, and a 2.3% increase in the average value of each contract signed. The increase in the number of gross contracts signed in fiscal 2011, as compared to fiscal 2010, was primarily due to the increase in the number of selling communities in fiscal 2011.
In fiscal 2012, 2011, 2010 and 2009, home buyers canceled $107.3 million (182 homes), $102.8 million (181 homes), $98.3 million (184 homes) and $321.2 million (453 homes) of signed contracts, respectively. As a percentage of the number of gross contracts signed in fiscal 2012, 2011, 2010 and 2009, home buyers canceled 4.2%, 6.1%, 6.6% and 15.6%, in those respective years, and 4.0%, 6.0%, 6.3%, and 19.8% of the value of gross contracts signed in those respective years. Our contract cancellation rates in fiscal 2012, 2011 and 2010 were comparable to the cancellation rates prior to fiscal 2006.
The aggregate value of net contracts signed increased 59.4% in fiscal 2012, as compared to fiscal 2011. The value of net contracts signed was $2.56 billion (4,159 homes) in fiscal 2012 and $1.60 billion (2,784 homes) in fiscal 2011. The increase in fiscal 2012, as compared to fiscal 2011, was the result of a 49.4% increase in the number of net contracts signed, and a 6.7% increase in the average value of each contract signed. The increase in the number of net contracts signed in fiscal 2012, as compared to fiscal 2011, was the result of the higher number of gross contracts signed in fiscal 2012 and the reduced rate of contract cancellations in fiscal 2012, as compared to fiscal 2011.
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

Backlog consists of homes under contract but not yet delivered to our home buyers. The value of our backlog at October 31, 2012, 2011 and 2010 was $1.67 billion (2,569 homes), $981.1 million (1,667 homes) and $852.1 million (1,494 homes), respectively.
The 70.2% and 54.1% increase in the value and number of homes in backlog at October 31, 2012, as compared to October 31, 2011, was due to the increase in the number and the average value of net contracts signed in fiscal 2012, as compared to fiscal 2011 and the higher value and number of homes in backlog at October 31, 2011 as compared to October 31, 2010, offset, in part, by the increase in the aggregate value and number of our deliveries in fiscal 2012, as compared to the aggregate value and number of deliveries in fiscal 2011.
The 15.1% and 11.6% increase in the value and number of homes in backlog at October 31, 2011 as compared the October 31, 2010, was due to the increase in the number and average value of net contracts signed in fiscal 2011, as compared to fiscal 2010 and the decrease in the aggregate value and number of our deliveries in fiscal 2011, as compared to the aggregate value and number of deliveries in fiscal 2010, offset, in part, by the lower value of our backlog at October 31, 2010, as compared to our backlog at October 31, 2009.
The decrease in backlog at October 31, 2010, as compared to the backlog at October 31, 2009, was primarily attributable to the continued decline in the new home market and the decrease in the value and number of net contracts signed in fiscal 2010, as compared to fiscal 2009, offset, in part, by lower deliveries in fiscal 2010, as compared to fiscal 2009.
For more information regarding revenues, gross contracts signed, contract cancellations and net contracts signed by geographic segment, see “Geographic Segments” in this MD&A.
CRITICAL ACCOUNTING POLICIES
We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.
Inventory
Inventory is stated at cost unless an impairment exists, in which case it is written down to fair value in accordance with GAAP. In addition to direct land acquisition, land development and home construction costs, costs also include interest, real estate taxes and direct overhead related to development and construction, which are capitalized to inventory during periods beginning with the commencement of development and ending with the completion of construction. For those communities that have been temporarily closed, no additional capitalized interest is allocated to the community’s inventory until it re-opens, and other carrying costs are expensed as incurred. Once a parcel of land has been approved for development and we open the community, it can typically take four or more years to fully develop, sell and deliver all the homes in that community. Longer or shorter time periods are possible depending on the number of home sites in a community and the sales and delivery pace of the homes in a community. Our master planned communities, consisting of several smaller communities, may take up to ten years or more to complete. Because our inventory is considered a long-lived asset under GAAP, we are required to regularly review the carrying value of each of our communities and write down the value of those communities when we believe the values are not recoverable.
Current Communities: When the profitability of a current community deteriorates, the sales pace declines significantly or some other factor indicates a possible impairment in the recoverability of the asset, the asset is reviewed for impairment by comparing the estimated future undiscounted cash flow for the community to its carrying value. If the estimated future undiscounted cash flow is less than the community’s carrying value, the carrying value is written down to its estimated fair value. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. The impairment is charged to cost of revenues in the period in which the impairment is determined. In estimating the future undiscounted cash flow of a community, we use various estimates such as: (i) the expected sales pace in a community, based upon general economic conditions that will have a short-term or long-term impact on the market in which the community is located and on competition within the market, including the number of home sites available and pricing and incentives being offered in other communities owned by us or by other builders; (ii) the expected sales prices and sales incentives to be offered in a community; (iii) costs expended to date and expected to be incurred in the future, including, but not limited to, land and land development costs, home construction costs, interest costs and overhead costs; (iv) alternative product offerings that may be offered in a community that will have an impact on sales pace, sales price, building cost or the number of homes that can be built in a particular community; and (v) alternative uses for the property, such as the possibility of a sale of the entire community to another builder or the sale of individual home sites.

Future Communities: We evaluate all land held for future communities or future sections of current communities, whether owned or optioned, to determine whether or not we expect to proceed with the development of the land as originally contemplated. This evaluation encompasses the same types of estimates used for current communities described above, as well as an evaluation of the regulatory environment in which the land is located and the estimated probability of obtaining the necessary approvals, the estimated time and cost it will take to obtain those approvals and the possible concessions that will be required to be given in order to obtain them. Concessions may include cash payments to fund improvements to public places such as parks and streets, dedication of a portion of the property for use by the public or as open space or a reduction in the density or size of the homes to be built. Based upon this review, we decide (i) as to land under contract to be purchased, whether the contract will likely be terminated or renegotiated, and (ii) as to land we own, whether the land will likely be developed as contemplated or in an alternative manner, or should be sold. We then further determine whether costs that have been capitalized to the community are recoverable or should be written off. The write-off is charged to cost of revenues in the period in which the need for the write-off is determined.
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
We provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable in each of the three fiscal years ended October 31, 2012, 2011 and 2010 as shown in the table below (amounts in thousands).

	2012	2011	2010
Land controlled for future communities	$451	$17,752	$6,069
Land owned for future communities	1,218	17,000	55,700
Operating communities	13,070	17,085	53,489
	$14,739	$51,837	$115,258
The table below provides, for the periods indicated, the number of operating communities that we reviewed for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and, as of the end of the period indicated, the fair value of those communities, net of impairment charges ($ amounts in thousands).

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges
Fiscal 2012:
January 31	113	8	$49,758	$6,425
April 30	115	2	$22,962	2,560
July 31	115	4	$6,609	2,685
October 31	108	3	$9,319	1,400
				$13,070
Fiscal 2011:
January 31	143	6	$56,105	$5,475
April 30	142	9	$40,765	10,725
July 31	129	2	$867	175
October 31	114	3	$3,367	710
				$17,085
Fiscal 2010:
January 31	260	14	$60,519	$22,750
April 30	161	7	$53,594	15,020
July 31	155	7	$21,457	6,600
October 31	144	12	$39,209	9,119
				$53,489
Income Taxes — Valuation Allowance
Significant judgment is applied in assessing the realizability of deferred tax assets. In accordance with GAAP, a valuation allowance is established against a deferred tax asset if, based on the available evidence, it is more-likely-than-not that such asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. We assess the need for valuation allowances for deferred tax assets based on GAAP's “more-likely-than-not” realization threshold criteria. In our assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. This assessment considers, among other matters, the nature, consistency and magnitude of current and cumulative income and losses, forecasts of future profitability, the duration of statutory carryback or carryforward periods, our experience with operating loss and tax credit carryforwards being used before expiration, and tax planning alternatives.
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
Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods (carryforward period assumptions), actual results could differ from the estimates used in our analysis. Our assumptions require significant judgment because the residential home building industry is cyclical and is highly sensitive to changes in economic conditions. If our results of operations are less than projected and there is insufficient objectively verifiable positive evidence to support the “more-likely-than-not” realization of our deferred tax assets, a valuation allowance would be required to reduce or eliminate our deferred tax assets.
Our deferred tax assets consist principally of the recognition of losses primarily driven by inventory impairments and impairments of investments in and advances to unconsolidated entities. In accordance with GAAP, we assessed whether a valuation allowance should be established based on our determination of whether it was “more likely than not” that some portion or all of the deferred tax assets would not be realized. In fiscal 2009, we recorded valuation allowances against substantially all of our deferred tax assets. We believed that the continued downturn in the housing market, the uncertainty as to its length and magnitude, our continued recognition of impairment charges, and our recent operating losses were significant negative evidence of the need for a valuation allowance against our deferred tax assets.
For federal income tax purposes, we are allowed to carry forward tax losses for 20 years and apply such tax losses to future taxable income to realize our federal deferred tax assets. At October 31, 2012, we estimate that we will have federal tax loss carryfowards of approximately $106.3 million resulting from losses incurred for federal income tax purposes during fiscal years 2011 and 2012.
We file tax returns in the various states in which we do business. Each state has its own statutes regarding the use of tax loss carryforwards. Some of the states in which we do business do not allow for the carry forward of losses while others allow for carry forwards for 5 years to 20 years.
At October 31, 2012, we re-evaluated the evidence related to the need for our deferred tax asset valuation allowances and determined that the valuation allowance on our federal deferred tax assets and certain state valuation allowances were no longer needed because of sufficient positive objective evidence. That evidence principally consisted of (i) an indication that the events and conditions that gave rise to significant reported losses in recent years were unlikely to recur in the foreseeable future, (ii) a return to profitability in 2012, (iii) strong backlog evidencing that profitability will likely increase in 2013, and (iv) long net operating loss carryfoward periods that provide evidence that even without significant growth these deferred tax assets will more likely than not be realized. Some of the evidence considered was as follows:

•
We incurred pre-tax losses from 2008 through 2011 totaling $1.1 billion. These losses were driven primarily by impairments of land, options, inventory and joint ventures which aggregated approximately $1.53 billion during that period. The impairment charges were triggered by the most severe and longest downturn in the U.S. housing industry.

•
We generated pre-tax income of $132.1 million since May 2011. This included generating pre-tax income in five out of the past six consecutive quarters. Our operations have been profitable in each of the last ten quarters excluding impairment charges.

•
Impairment charges in fiscal 2012 decreased to $14.7 million due to the strength of the recovery in the housing industry and the lower carrying value of our inventories and joint venture investments as a result of the significant writedowns recognized on them over the period from 2005 through 2011.

•	The value of new contracts signed in fiscal 2012 increased 59% over fiscal 2011. Our cancellation rate of 4.2% in units and 4.0% in value is the lowest it has been since before 2006.

•
We are expecting significant revenue and pre-tax income growth in fiscal 2013 which is supported by our backlog as well as the continued improvement in housing industry trends. Our backlog at October 31, 2012, which totaled $1.67 billion, is the highest it has been since 2008. Our backlog is a strong indicator of our next eight months of operations as we require a signed agreement of sale and a significant cash deposit for a sale to be included in backlog. We have objective and verifiable positive evidence, summarized more fully below, that we will continue to be profitable in fiscal 2013 due to our backlog. That positive evidence in tandem with other positive evidence provides the basis for overcoming the negative evidence. Even without growth in our profits over 2012 levels of profitability, we would realize our federal deferred tax assets in less than 10 years.

•	Based on our belief that the recovery in the housing market will be sustained, we expect to continue to grow revenues and be profitable beyond fiscal 2013.

•
Housing market indices have shown positive gains over the past year. Unemployment rates continue to decrease from October 2010, consumer confidence has shown continued improvement and housing affordability is at near record levels. The October 2012 seasonally adjusted annual rate of housing starts was 894,000, as compared to 630,000 in October 2011 which represents an increase of 42%. The improvement in the housing market has been experienced by all the major public home builders. The financial community and economists are optimistic regarding the housing trends going into 2013.

•
There is significant pent-up demand for housing that we believe will support a prolonged recovery. According to the U.S. Census Bureau, during the period 1970 through 2007, total housing starts in the United States averaged approximately 1.26 million per year, while in the period 2008 through 2011, total housing starts averaged approximately 0.66 million per year. In addition, based on the trend of household formations in relation to population growth during the period 2000 through 2007, the number of household formations in the four year period of 2008 through 2011 was approximately 2.3 million less than would have been expected.

•
We believe that the demographics of the move-up, empty-nester, active-adult, age-qualified and second-home upscale markets will provide us with the potential for growth in the coming decade. According to the U.S. Census Bureau, the number of households earning $100,000 or more (in constant 2011 dollars) at September 2011 stood at 25.4 million, or approximately 17.3% of all U.S. households. This group has grown at three times the rate of increase of all U.S. households since 1980. According to Harvard University's June 2012 "The State of the Nation's Housing", the growth and aging of the current population and assuming the economic recovery is sustained over the next few years supports the addition of about one million new household formations per year during the next decade.

•
We have emerged from the downturn with reduced competition and thus an increased market share. We believe that many home builders in the areas in which we operate are no longer in business and that access to capital by the remaining ones is already severely constrained. The seasonally adjusted annual rate of housing starts in October 2012 increased 42% over the October 2011 rate, whereas the increase in the number of our signed contracts in fiscal 2012 was 49%. The excess of our contracts signed versus the housing starts evidence the additional market share we have gained over the past year.

Revenue and Cost Recognition
The construction time of our homes is generally less than one year, although some homes may take more than one year to complete. Revenues and cost of revenues from these home sales are recorded at the time each home is delivered and title and possession are transferred to the buyer. For detached homes, closing normally occurs shortly after construction is substantially completed.
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
Forfeited customer deposits are recognized in other income-net in our Consolidated Statements of Operations in the period in which we determine that the customer will not complete the purchase of the home and we have the right to retain the deposit.
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
OFF-BALANCE SHEET ARRANGEMENTS
We have investments in and advances to various unconsolidated entities. At October 31, 2012, we had investments in and advances to these entities of $330.6 million, and were committed to invest or advance $97.0 million to these entities if they require additional funding. In addition, we have guaranteed approximately $9.8 million of payments under a ground lease for one of the unconsolidated entities. Our investments in these entities are accounted for using the equity method.
The trends, uncertainties or other factors that have negatively impacted our business and the industry in general have also impacted the unconsolidated entities in which we have investments. We review each of our investments on a quarterly basis for indicators of impairment. A series of operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of our investment in the unconsolidated entity has occurred. If a loss exists, we further review to determine if the loss is other than temporary, in which case, we write down the investment to its fair value. The evaluation of our investment in unconsolidated entities entails a detailed cash flow analysis using many estimates, including, but, not limited to expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, market conditions and anticipated cash receipts, in order to determine projected future distributions. Each of the unconsolidated entities evaluates its inventory in a similar manner as we do. See “Critical Accounting Policies — Inventory” in this MD&A for more detailed disclosure on our evaluation of inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, our proportionate share is reflected in (loss) income from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities. During fiscal 2011, based upon our evaluation of the fair value of our investments in unconsolidated entities, we determined, due to the continued deterioration of the market in which some of our unconsolidated entities operate, that there was an other than temporary impairment of our investments in these unconsolidated entities. Based on this determination, we recognized $40.9 million of impairment charges against the carrying value of our investments in fiscal 2011.
On October 27, 2011, a bankruptcy court issued an order confirming a plan of reorganization for South Edge, LLC (“South Edge”), a Nevada land development joint venture, which was the subject of an involuntary bankruptcy petition filed in December 2010. Pursuant to the plan of reorganization, South Edge settled litigation regarding a loan made by a syndicate of lenders to South Edge having a principal balance of $327.9 million, for which we had executed certain completion guarantees and conditional repayment guarantees. The confirmed plan of reorganization provided for a cash settlement to the lenders, the acquisition of land by us and the other members of South Edge that are parties to the agreement, and the resolution of all claims among members of the lending syndicate representing 99% of the outstanding amounts due under the loan, the bankruptcy trustee and the members of South Edge that are parties to the agreement. In November 2011, we made a payment of $57.6 million as our share of the settlement. We believe we have made adequate provision at October 31, 2012 for any remaining exposure to lenders that are not parties to the agreement. Our carrying value of our investment in Inspirada Builders, LLC, a successor entity to South Edge, LLC, is carried at nominal value.
In December 2011, we entered into a joint venture to develop a high-rise luxury for-sale/rental project in the metro-New York market. At October 31, 2012, we had $87.3 million invested in this joint venture and were committed to make additional contributions of $37.5 million. Under the terms of the agreement, upon completion of the construction of the building, we will acquire ownership of the top 18 floors of the building to sell, for our own account, luxury condominium units and our partner will receive ownership of the lower floors containing residential for-lease units and retail space.
In the third quarter of fiscal 2012, we acquired a 50% interest in an existing land joint venture for approximately $110.0 million. The joint venture intends to develop over 2,000 home sites in Orange County, California, on land that it owns. The joint venture expects to borrow additional funds to complete the development of this project. In November 2012, we entered into an agreement with our partner in this joint venture to acquire approximately 800 lots. As part of this November 2012 agreement, each partner committed to contribute $10.0 million to the joint venture if needed.
In addition, in the third quarter of fiscal 2012, we invested in a joint venture in which we have a 50% interest that will develop a high-rise luxury condominium/hotel project in the metro-New York market. At October 31, 2012, we had $5.4 million invested in this joint venture and expect to make additional investments of approximately $47.7 million for the development of this property. The joint venture expects to borrow additional funds to complete the construction of this project. We have also guaranteed approximately $9.8 million of payments under a ground lease on this project.

In the fourth quarter of fiscal 2012, we invested in a joint venture in which we have a 50% interest that will develop a multi-family residential apartment project containing approximately 398 units. At October 31, 2012, the Company had an investment of $15.4 million in this joint venture. The joint venture expects to borrow funds to complete the construction of this project. The Company does not have any additional commitment to fund this joint venture.
Pursuant to the Securities and Exchange Commission Regulation S-X, TMF Kent Partners, LLC (“TMF”) and KTL 303 LLC (“KTL”) were deemed significant joint ventures for the fiscal year ended October 31, 2011. We have a 50% ownership interest in TMF and KTL. For fiscal 2012, TMF and KTL were not deemed to be significant joint ventures.
TMF was formed to construct and market two luxury condominium buildings comprising a total of 450 residential units and a parking garage located in Brooklyn, New York. Building 1, comprised of 180 units, was completed in fiscal 2008 and was substantially settled out as of October 31, 2010. TMF began construction of Building 2, comprised of 270 units, in fiscal 2008 and commenced settlement of units in October 2010. As of October 31, 2012, five units in Building 2 have not been settled. TMF expects Building 2 to be substantially settled out by the end of the second quarter of fiscal 2013.

KTL was formed to construct and market a luxury condominium building comprising 128 residential units and approximately 14,500 square feet of commercial space located in Manhattan, New York. KTL began construction of the building in fiscal 2008 and commenced settling units in fiscal 2010. As of October 31, 2012, KTL had no remaining units to settle.
RESULTS OF OPERATIONS
The following table compares certain items in our Consolidated Statement of Operations for fiscal 2012, 2011 and 2010 ($ amounts in millions):

	2012		2011		2010
	$	%	$	%	$	%
Revenues	1,882.8		1,475.9		1,494.8
Cost of revenues	1,532.1	81.4	1,260.8	85.4	1,376.6	92.1
Selling, general and administrative	287.3	15.3	261.4	17.7	263.2	17.6
Interest expense	—	—	1.5	0.1	22.8	1.5
	1,819.4	96.6	1,523.6	103.2	1,662.5	111.2
Income (loss) from operations	63.4		(47.7)		(167.8)
Other:
Income (loss) from unconsolidated entities	23.6		(1.2)		23.5
Other income - net	25.9		23.4		28.3
Expenses related to early retirement of debt			(3.8)		(1.2)
Income (loss) before income taxes	112.9		(29.4)		(117.2)
Income tax benefit	(374.2)		(69.2)		(113.8)
Net income (loss)	487.1		39.8		(3.4)
Note: Amounts may not add due to rounding.
FISCAL 2012 COMPARED TO FISCAL 2011
REVENUES AND COST OF REVENUES
Revenues in fiscal 2012 were higher than those for fiscal 2011 by approximately $406.9 million, or 27.6%. This increase was primarily attributable to an increase in the number of homes delivered. In fiscal 2012, we delivered 3,286 homes with a value of $1.88 billion, as compared to 2,611 homes in fiscal 2011 with a value of $1.48 billion. The increase in the number of homes delivered in fiscal 2012, as compared to fiscal 2011, was primarily due to the higher number of homes in backlog at the beginning of fiscal 2012, as compared to the beginning of fiscal 2011, the increased number of homes delivered from available inventory, the 37.1% increase in the number of net contracts signed in the first six months of fiscal 2012, as compared to the comparable period of fiscal 2011, and deliveries from our November 2011 acquisition of CamWest. In fiscal 2012, we delivered 201 homes with a sales value of $99.7 million from our CamWest operations.
Cost of revenues as a percentage of revenues was 81.4% in fiscal 2012, as compared to 85.4% in fiscal 2011. We recognized inventory impairment charges and write-offs of $14.7 million in fiscal 2012 and $51.8 million in fiscal 2011. Cost of revenues as a percentage of revenues, excluding impairments, was 80.6% of revenues in fiscal 2012, as compared to 81.9% in fiscal 2011. The decrease in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in fiscal 2012, as compared to fiscal 2011, was due primarily to lower interest costs in fiscal 2012 and increased deliveries in fiscal 2012 from two of our high-rise buildings which had significantly higher margins than our normal product, offset, in part, by the impact on costs from the application of purchase accounting on the homes delivered from the acquisition of CamWest in November 2011. In fiscal 2012 and 2011, interest cost as a percentage of revenues was 4.6% and 5.3%, respectively.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)
SG&A increased by $25.9 million in fiscal 2012, as compared to fiscal 2011. As a percentage of revenues, SG&A was 15.3% in fiscal 2012, as compared to 17.7% in fiscal 2011. The increase in SG&A was due primarily to increased compensation costs and increased sales and marketing costs. The increased compensation costs and increased sales and marketing costs were due primarily to the increased number of communities we had open in fiscal 2012, the increase in net sales contracts taken and the number of homes delivered in fiscal 2012, as compared to fiscal 2011. The decline in SG&A, as a percentage of revenues, was due to SG&A increasing by 9.9% while revenues increased 27.6%. The decline in the SG&A percentage was due in part to only a portion of these expenses varying directly with the amount of revenues recognized while an additional portion of these expenses were semi-fixed.

INTEREST EXPENSE
Interest incurred on average home building indebtedness in excess of average qualified assets is charged directly to the Consolidated Statement of Operations in the period incurred. Interest expensed directly to the Consolidated Statement of Operations in fiscal 2011 was $1.5 million. Due to the increase in qualified assets, we did not have any directly expensed interest from home building indebtedness in fiscal 2012.
INCOME (LOSS) FROM UNCONSOLIDATED ENTITIES
We are a participant in several unconsolidated entities. We recognize our proportionate share of the earnings and losses from these entities. The trends, uncertainties or other factors that have negatively impacted our business and the industry in general, and which are discussed in the “Overview” section of this MD&A, have also impacted the unconsolidated entities in which we have investments. Most of our unconsolidated entities are land development projects or high-rise/mid-rise construction projects and do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, these unconsolidated entities will generally, over a relatively short period of time, generate revenues and earnings until all of the assets of the entity are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from quarter-to-quarter and year-to-year.
In fiscal 2012, we recognized $23.6 million of income from unconsolidated entities, as compared to $1.2 million of loss in fiscal 2011. The loss in fiscal 2011 included $40.9 million of impairment charges that we recognized on our investments in unconsolidated entities. No impairment charges were recognized in fiscal 2012. In fiscal 2012, we recognized a $2.3 million recovery of costs we previously incurred. The $18.4 million decrease in income in fiscal 2012, as compared to fiscal 2011, excluding the impairment charges recognized in fiscal 2011 and the recovery recognized in fiscal 2012, was due principally to lower income generated from two of our condominium joint ventures, primarily due to the delivery of fewer units in fiscal 2012 than in fiscal 2011, a distribution received in fiscal 2011 from the Toll Brothers Realty Trust in excess of our cost basis in it, and lower income realized from our structured asset joint venture in fiscal 2012, as compared to fiscal 2011 due primarily to the favorable settlement in fiscal 2011 of a large distress loan. The decrease in the number of units delivered in fiscal 2012 was due to fewer units being available for delivery due to the sellout or near sellout of units in those condominium joint ventures in the early part of fiscal 2012.
OTHER INCOME - NET
Other income - net includes the gains and losses from our ancillary businesses, interest income, management fee income, retained customer deposits, income/losses on land sales and other miscellaneous items.
In fiscal 2012 and 2011, other income - net was $25.9 million and $23.4 million, respectively. The increase in other income - net in fiscal 2012, as compared to fiscal 2011, was due to increased income from our ancillary operations, primarily from our Gibraltar operations and improved performance from our golf operations in fiscal 2012, as compared to fiscal 2011, as well as increases in retained customer deposits and rental income in fiscal 2012, as compared to fiscal 2011. These increases were offset, in part, by lower management fee income, lower interest income and a profit participation payment received in fiscal 2011 from a fiscal 2009 sale of a non-core asset.
EXPENSES RELATED TO EARLY RETIREMENT OF DEBT
In fiscal 2011, we purchased $55.1 million of our senior notes in the open market at various prices and expensed $3.8 million related to the premium paid on, and other debt redemption costs of, our senior notes. In fiscal 2012, we did not have any expenses related to the early retirement of debt.
INCOME BEFORE INCOME TAXES
In fiscal 2012 and 2011, we reported income before income tax benefit of $112.9 million, as compared to a loss before income tax benefit of $29.4 million in fiscal 2011.
INCOME TAX BENEFIT
We recognized a $374.2 million tax benefit in fiscal 2012, including the reversal of $394.7 million of federal and state deferred tax asset valuation allowances. See “Critical Accounting Policies - Income Taxes - Valuation Allowance” above for information regarding the reversal of valuation allowances against our net deferred tax assets.
Excluding the reversal of the deferred tax valuation allowances, we recognized a tax provision of $20.5 million. Based upon the federal statutory rate of 35%, our federal tax provision would have been $39.5 million. The difference between the tax provision excluding the reversal of deferred tax valuation allowances and the tax provision based on the federal statutory rate was due primarily to the reversal of $34.2 million of previously accrued taxes on uncertain tax positions (net of federal tax provision) due to the expiration of statute of limitations of the applicable filings or the completion of audits during fiscal 2012, offset, in part, by the recognition $4.7 million of state income tax provision (net of federal tax benefit), a $5.5 million provision on uncertain tax positions (net of federal tax provision) taken in fiscal 2012 and $5.0 million of accrued interest and penalties.
We recognized a $69.2 million tax benefit in fiscal 2011. Based upon the federal statutory rate of 35%, our tax benefit would have been $10.3 million. The difference between the tax benefit recognized and the tax benefit based on the federal statutory rate was due primarily to the reversal of $52.3 million of previously accrued taxes on uncertain tax positions that were resolved during fiscal 2011, a reversal of prior valuation allowances of $25.7 million that were no longer needed, an increase of deferred tax assets, net of $25.9 million and a tax benefit for state income taxes, net of federal benefit of $1.0 million. The impact of these items were offset, in part, by $43.9 million of net new deferred tax valuation allowances and $3.1 million of accrued interest and penalties.
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
INTEREST EXPENSE
Interest incurred on average home building indebtedness in excess of average qualified inventory is charged directly to the Consolidated Statement of Operations in the period incurred. Interest expensed directly to the Consolidated Statement of Operations in fiscal 2011 and fiscal 2010 was $1.5 million and $22.8 million, respectively. The decrease in the amount of interest expensed directly was due to a higher amount of qualified inventory and a lower amount of debt in fiscal 2011, as compared to fiscal 2010. Due to the increase in qualified inventory and the decrease of our indebtedness in the last six months of fiscal 2011, we did not have any directly expensed interest in that period.

(LOSS) INCOME FROM UNCONSOLIDATED ENTITIES
We are a participant in several joint ventures. We recognize our proportionate share of the earnings and losses from these entities. The trends, uncertainties or other factors that have negatively impacted our business and the industry in general, and which are discussed in the “Overview” section of this MD&A, have also impacted the unconsolidated entities in which we have investments. Most of our joint ventures are land development projects or high-rise/mid-rise construction projects and do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, the joint ventures will generally, over a relatively short period of time, generate revenues and earnings until all of the assets of the entity are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from year to year.
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
OTHER INCOME - NET
For fiscal 2011 and 2010, other income - net was $23.4 million and $28.3 million, respectively. The decrease in interest and other income in fiscal 2011 was primarily due to a decline of $9.1 million of retained customer deposits in fiscal 2011, as compared to fiscal 2010, offset, in part, by increased management fee income, an increase in interest income and a profit participation payment received in fiscal 2011 from a fiscal 2009 sale of a non-core asset, as compared to fiscal 2010.
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
The large reversal of valuation allowances previously recognized in fiscal 2010 was due to our recovery of certain deferred tax assets through our ability to carryback fiscal 2010 tax losses to prior years and receive a refund of the applicable federal taxes.

The recovery of deferred tax assets principally related to inventory impairments and impairments of investments in and advances to unconsolidated entities recognized for income tax purposes in fiscal 2010 that were recognized for book purposes in prior years.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings and the public debt and equity markets. At October 31, 2012, we had $1.22 billion of cash, cash equivalents and marketable securities on hand and approximately $814.9 million available under our $885 million revolving credit facility which extends to October 2014. Cash used in operating activities during fiscal 2012 was $169.0 million primarily from the acquisition of inventory, the origination of mortgage loans, net of sales to outside investors, and the reduction of our accounts payable and accrued expenses, offset in part, from pre-tax income from operations. In fiscal 2012, cash used in our investing activities was $563.1 million, including $580.0 million of purchases of marketable securities, $144.7 million for the acquisition of the assets of CamWest, $217.2 million to fund new joint venture projects, $30.1 million for investments in a non-performing loan portfolio and $14.5 million for the purchase of property and equipment. The cash used in investing activities was offset, in part, by $368.3 million of sales and redemptions of marketable securities, $55.1 million of cash received as returns on our investments in unconsolidated entities and in non-performing loan portfolios and foreclosed real estate. We generated $604.6 million of cash from financing activities in fiscal 2012, primarily from the issuance of $300 million of 5.875% Senior Notes due 2022 in February 2012, the issuance of $287.5 million of 0.5% Senior Exchangeable Notes due 2017 in September 2012, $33.7 million from the proceeds of our stock-based benefit plans and $15.3 million of net new borrowings under our mortgage company warehouse facility. The cash provided by financing activities was offset, in part, by $28.4 million of cash used to repay loans payable, net of new borrowings.
At October 31, 2011, we had $1.14 billion of cash and cash equivalents and marketable securities on hand and approximately $784.7 million available under our $885 million revolving credit facility that extends to October 2014. In fiscal 2011, cash flow provided by operating activities was $52.9 million. Cash provided by operating activities during fiscal 2011 was primarily from our earnings before inventory and joint venture impairments, depreciation and amortization, the receipt of a $154.3 million federal income tax refund and a decrease in restricted cash, offset, in part, by an increase in inventory. We used $74.5 million of cash in our investing activities in fiscal 2011, primarily for investments made in non-performing loan portfolios and marketable securities and the purchase of property, construction and office equipment, offset, in part, by the return of investments from unconsolidated entities and from our non-performing loan portfolios. We also used $111.1 million of cash in financing activities in fiscal 2011, principally for the $58.8 million redemption of senior notes, the net repayment of $31.4 million of loans payable and the purchase of $49.1 million of treasury stock, offset, in part by proceeds received from our stock-based benefit plans.

At October 31, 2010, we had $1.24 billion of cash and cash equivalents and marketable securities on hand, a decrease of $672.0 million compared to October 31, 2009. In fiscal 2010, cash flow used in operating activities was $146.3 million. Cash used in operating activities during fiscal 2010 was primarily used to acquire inventory, collateralize approximately $54.4 million of letters of credit and fund an increase in mortgage loan originations in excess of mortgage loan sales, offset, in part, by cash flow generated from our earnings before inventory impairments, depreciation and amortization. We used $151.4 million of cash in our investing activities in fiscal 2010, primarily for investments in marketable securities and for investments made in our unconsolidated entities. We also used $471.0 million of cash in financing activities in fiscal 2010, principally for the repayment of our $331.7 million bank term loan, $94.0 million for the redemption of senior and senior subordinated notes and repayment of $103.2 million of other loans payable, offset, in part, by $45.4 million of net borrowings on our mortgage company warehouse loan, $7.6 million of proceeds from stock-based benefit plans and $5.0 million of tax benefits from stock-based compensation.
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own several years’ supply of home sites, we do not need to buy home sites immediately to replace those that we deliver. In addition, we generally do not begin construction of our detached homes until we have a signed contract with the home buyer, although in the past several years, due to the high cancellation rate of customer contracts and the increase in the number of attached-home communities from which we were operating (all of the units of which are generally not sold prior to the commencement of construction), the number of speculative homes in our inventory increased significantly. Should our business remain at its current level or decline, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own and as we sell and deliver the speculative homes that are currently in inventory, resulting in additional cash flow from operations. In addition, we might delay or curtail our acquisition of additional land, as we did during the period April 2006 through January 2010, which would further reduce our inventory levels and cash needs. At October 31, 2012, we owned or controlled through options 40,350 home sites, as compared to 37,497 at October 31, 2011, 34,852 at October 31, 2010 and 91,200 at April 30, 2006, the high point of our home sites owned and controlled. Of the 40,350 home sites owned or controlled through options at October 31, 2012, we owned 31,327. Of our owned home sites, significant improvements were completed on approximately 12,700 of them.
At October 31, 2012, the aggregate purchase price of land parcels under option and purchase agreements was approximately $747.0 million (including $4.1 million of land to be acquired from joint ventures in which we have invested). Of the $747.0 million of land purchase commitments, we had paid or deposited $42.9 million and, if we acquire all of these land parcels, we will be required to pay an additional $704.1 million. The purchases of these land parcels are scheduled over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
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
In October 2010, we entered into an $885 million revolving credit facility with 12 banks, which extends to October 2014. At October 31, 2012, we had no outstanding borrowings under the credit facility but had outstanding letters of credit of approximately $70.1 million. At October 31, 2012, interest would have been payable on borrowings under our credit facility at 2.75% (subject to adjustment based upon our debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. We are obligated to pay an undrawn commitment fee of 0.63% (subject to adjustment based upon our debt rating and leverage ratios) based on the average daily unused amount of the credit facility. Under the terms of the credit facility, we are not permitted to allow our maximum leverage ratio (as defined in the credit agreement) to exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of approximately $2.14 billion at October 31, 2012. At October 31, 2012, our leverage ratio was approximately 0.31 to 1.00, and our tangible net worth was approximately $3.07 billion. Based upon the minimum tangible net worth requirement, our ability to pay dividends and repurchase our common stock was limited to an aggregate amount of approximately $1.24 billion at October 31, 2012. In addition, at October 31, 2012, we had $13.0 million of letters of credit outstanding that were not part of our new credit facility; these letters of credit were collateralized by $13.3 million of cash deposits.
We believe that we will be able to continue to fund our current operations and meet our contractual obligations through a combination of our existing cash resources and existing sources of credit. Due to the deterioration of the credit markets and the uncertainties that exist in the economy and for home builders in general, we cannot be certain that we will be able to replace existing financing or find sources of additional financing in the future.
INFLATION
The long-term impact of inflation on us is manifested in increased costs for land, land development, construction and overhead. We generally contract for land significantly before development and sales efforts begin. Accordingly, to the extent land acquisition costs are fixed, increases or decreases in the sales prices of homes will affect our profits. Prior to the recent sustained downturn in the economy and the decline in demand for homes, the sales prices of our homes generally increased over time. Because the sales price of each of our homes is fixed at the time a buyer enters into a contract to purchase a home and because we generally contract to sell our homes before we begin construction, any inflation of costs in excess of those anticipated may result in lower gross margins. We generally attempt to minimize that effect by entering into fixed-price contracts with our subcontractors and material suppliers for specified periods of time, which generally do not exceed one year. The slowdown in the home building industry over the past several years and the decline in the sales prices of our homes, without a corresponding reduction in the costs, have had an adverse impact on our profitability.
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

CONTRACTUAL OBLIGATIONS
The following table summarizes our estimated contractual payment obligations at October 31, 2012 (amounts in millions):

	2013	2014 – 2015	2016 – 2017	Thereafter	Total
Senior notes (a)	$276.8	$756.4	$555.8	$1,118.6	$2,707.6
Loans payable (a)	32.7	25.3	10.4	60.0	128.4
Mortgage company warehouse loan (a)	74.3				74.3
Operating lease obligations	9.2	14.1	8.2	5.9	37.4
Purchase obligations (b)	531.0	327.8	62.0	72.5	993.3
Retirement plans (c)	5.1	12.6	12.0	53.1	82.8
Other	0.6	0.9	0.3		1.8
	$929.7	$1,137.1	$648.7	$1,310.1	$4,025.6

(a)
Amounts include estimated annual interest payments until maturity of the debt. Of the amounts indicated, $2.1 billion of the senior notes, $99.8 million of loans payable and $72.7 million of the mortgage company warehouse loan were recorded on the October 31, 2012 Consolidated Balance Sheet.

(b)
Amounts represent our expected acquisition of land under options or purchase agreements and the estimated remaining amount of the contractual obligation for land development agreements secured by letters of credit and surety bonds.

(c)
Amounts represent our obligations under our deferred compensation and supplemental executive retirement plans and our 401(k) salary deferral savings plans. Of the total amount indicated, $57.5 million was recorded on the October 31, 2012 Consolidated Balance Sheet.

GEOGRAPHIC SEGMENTS
We operate in four geographic segments around the United States: the North, consisting of Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey and New York; the Mid-Atlantic, consisting of Delaware, Maryland, Pennsylvania and Virginia; the South, consisting of Florida, North Carolina and Texas; and the West, consisting of Arizona, California, Colorado, Nevada and Washington. In fiscal 2011, we discontinued the sale of homes in South Carolina. In fiscal 2010, we discontinued the sale of homes in West Virginia and Georgia. The operations of South Carolina, West Virginia and Georgia were immaterial to the South and Mid-Atlantic geographic segments.
The following tables summarize information related to revenues, gross contracts signed, contract cancellations, net contracts signed, total revenues and  income (loss) before income taxes by geographic segment for fiscal years 2012, 2011 and 2010. Information related to backlog at October 31, 2012, 2011 and 2010 and assets by geographic segment at October 31, 2012 and 2011 has also been provided. (Note: Amounts in tables may not add due to rounding.)

Units Delivered and Revenues ($ amounts in millions):

	2012	2011	2010	2012	2011	2010
	Units	Units	Units	$	$	$
North	891	718	774	$513.7	$381.6	$407.7
Mid-Atlantic	1,025	887	876	564.5	499.7	488.4
South	626	522	498	366.7	285.0	264.3
West	744	484	494	437.9	309.6	334.4
	3,286	2,611	2,642	$1,882.8	$1,475.9	$1,494.8

Gross Contracts Signed ($ amounts in millions):

	2012	2011	2010	2012	2011	2010
	Units	Units	Units	$	$	$
North	1,051	817	813	$689.2	$466.6	$418.6
Mid-Atlantic	1,233	936	902	684.0	524.1	502.5
South	985	713	551	621.2	416.6	297.1
West	1,072	499	523	670.8	300.3	352.1
	4,341	2,965	2,789	$2,665.2	$1,707.6	$1,570.3
Contracts Canceled ($ amounts in millions):

	2012	2011	2010	2012	2011	2010
	Units	Units	Units	$	$	$
North	58	67	68	$33.6	$37.0	$35.2
Mid-Atlantic	37	37	44	22.3	19.8	23.4
South	52	45	39	34.2	28.1	21.1
West	35	32	33	17.2	17.9	18.6
	182	181	184	$107.3	$102.8	$98.3
Net Contracts Signed ($ amounts in millions):

	2012	2011	2010	2012	2011	2010
	Units	Units	Units	$	$	$
North	993	750	745	$655.6	$429.6	$383.4
Mid-Atlantic	1,196	899	858	661.7	504.3	479.1
South	933	668	512	587.0	388.5	276.0
West	1,037	467	490	653.6	282.4	333.5
	4,159	2,784	2,605	$2,557.9	$1,604.8	$1,472.0
Contract Cancellation Rates:
    (as a percentage of gross contracts signed, based on units and dollars)

	2012	2011	2010	2012	2011	2010
	Units	Units	Units	$	$	$
North	5.5%	8.2%	8.4%	4.9%	7.9%	8.4%
Mid-Atlantic	3.0%	4.0%	4.9%	3.3%	3.8%	4.7%
South	5.3%	6.3%	7.1%	5.5%	6.7%	7.1%
West	3.3%	6.4%	6.3%	2.6%	6.0%	5.3%
Total	4.2%	6.1%	6.6%	4.0%	6.0%	6.3%
Backlog at October 31 ($ amounts in millions):

	2012	2011	2010	2012	2011	2010
	Units	Units	Units	$	$	$
North	655	553	521	$449.2	$307.4	$259.3
Mid-Atlantic	658	487	475	386.2	288.9	284.4
South	749	442	296	483.5	263.2	159.7
West	507	185	202	351.0	121.6	148.7
	2,569	1,667	1,494	$1,669.9	$981.1	$852.1

Revenues and Income (Loss) Before Income Taxes ($ amounts in millions):

	Revenues			Income (loss) before income taxes
	2012	2011	2010	2012	2011	2010
North	$513.7	$381.6	$407.7	$71.8	$42.5	$(2.3)
Mid-Atlantic	564.5	499.7	488.4	67.8	57.6	33.9
South	366.7	285.0	264.3	18.0	(25.9)	(35.2)
West	437.9	309.6	334.4	39.4	(27.1)	(11.9)
Corporate and other				(84.1)	(76.5)	(101.7)
Total	$1,882.8	$1,475.9	$1,494.8	$112.9	$(29.4)	$(117.2)
Corporate and other is comprised principally of general corporate expenses such as the offices of the Executive Chairman, Chief Executive Officer and President, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, directly expensed interest, offset, in part, by interest income, income from our ancillary businesses and income from a number of our unconsolidated entities.
Total Assets ($ amounts in millions):

	At October 31,
	2012	2011
North	$1,205.9	$1,060.2
Mid-Atlantic	1,304.8	1,160.9
South	821.0	760.1
West	913.7	650.8
Corporate and other	1,941.7	1,423.2
Total	$6,187.1	$5,055.2
Corporate and other is comprised principally of cash and cash equivalents, marketable securities, deferred tax assets and the assets of the Company’s Gibraltar investments, manufacturing facilities and mortgage subsidiary.
FISCAL 2012 COMPARED TO FISCAL 2011
North
Revenues in fiscal 2012 were higher than those in fiscal 2011 by $132.1 million, or 34.6%. The increase in revenues was primarily attributable to a 24.1% increase in the number of homes delivered and an increase of 8.5% in the average selling price of the homes delivered. The increase in the number of homes delivered in fiscal 2012, as compared to fiscal 2011, was primarily due to the commencement of settlements in fiscal 2012 at two of our high-rise buildings located in the New York and New Jersey urban markets and to a higher backlog at October 31, 2011, as compared to October 31, 2010. The increase in the average price of homes delivered in fiscal 2012, as compared to fiscal 2011, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products.
The value of net contracts signed in fiscal 2012 was $655.6 million, a 52.6% increase from the $429.6 million of net contracts signed during fiscal 2011. This increase was primarily due to a 32.4% increase in the number of net contracts signed and a 15.3% increase in the average value of each net contract. The increase in the number of net contracts signed was primarily due to three high-rise buildings located in the New York and New Jersey urban markets that opened in the second half of fiscal 2011, a 9% increase in the number of selling communities, and an improvement in home buyer demand in fiscal 2012 as compared to fiscal 2011. The increase in the average sales price of net contracts signed in fiscal 2012, as compared to fiscal 2011, was primarily attributable to sales at two of our high-rise buildings located in the New York urban market that opened in the fourth quarter of fiscal 2011. In fiscal 2012, we signed 74 contracts at these buildings with an average sales value of approximately $1.8 million each, as compared to 12 contacts with an average sales value of approximately $1.6 million in fiscal 2011. Excluding the sales from these two high-rise buildings, the average sales price of our contracts was $567,000 and $556,000 in fiscal 2012 and 2011, respectively.
In fiscal 2012, we reported income before income taxes of $71.8 million, as compared to $42.5 million in fiscal 2011. This increase in income was primarily attributable to higher earnings from the increased revenues and lower cost of revenues as a percentage of revenues, in fiscal 2012, as compared to fiscal 2011, offset, in part, by a decrease in income from unconsolidated entities from $32.2 million in fiscal 2011 to $15.1 million in fiscal 2012 and by higher SG&A. The lower cost of revenues as a percentage of revenues was primarily due to the initial closings at two of our high-rise buildings located in the New York and New Jersey urban markets which had significantly higher margins than our other products and lower inventory impairment charges in fiscal 2012, as compared to fiscal 2011. In fiscal 2012 and 2011, we recognized inventory impairment charges of $1.8 million and $3.8 million, respectively. The $17.1 million decrease in income from unconsolidated entities in fiscal 2012 was due principally to a decrease in income generated from two of our high-rise joint ventures where unit availability has diminished since fiscal 2011 as they have closed most or all of their condominium units.
Mid-Atlantic
Revenues in fiscal 2012 were higher than those in fiscal 2011 by $64.8 million, or 12.9%. The increase in revenues was primarily attributable to a 15.6% increase in the number of homes delivered, partially offset by a 2.3% decrease in the average selling price of the homes delivered. The increase in the number of homes delivered in fiscal 2012, as compared to fiscal 2011, was primarily due to a higher backlog at October 31, 2011, as compared to October 31, 2010, primarily in Pennsylvania and Virgina. The decrease in the average price of homes delivered in fiscal 2012, as compared to fiscal 2011, was primarily attributable to a shift in the number of homes delivered to less expensive areas and/or products.
The value of net contracts signed during fiscal 2012 increased by $157.4 million, or 31.2%, from fiscal 2011. The increase was due to a 33.0% increase in the number of net contracts signed partially offset by a 1.4% decrease in the average value of each net contract. The increase in the number of net contracts signed was primarily due to a 10% increase in the number of selling communities and an increase in home buyer demand in fiscal 2012, as compared to fiscal 2011. The decrease in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to less expensive areas and/or products in fiscal 2012, as compared to fiscal 2011.
We reported income before income taxes in fiscal 2012 and 2011 of $67.8 million and $57.6 million, respectively. The increase in the income before income taxes in fiscal 2012 was primarily due higher earnings from the increased revenues in fiscal 2012, as compared to fiscal 2011, offset, in part, by higher inventory impairment charges and SG&A in fiscal 2012, as compared to fiscal 2011. We recognized inventory impairment charges of $6.1 million and $4.3 million fiscal 2012 and 2011, respectively.
South
Revenues in fiscal 2012 were higher than those in fiscal 2011 by $81.7 million, or 28.7%. This increase was attributable to a 19.9% increase in the number of homes delivered and a 7.3% increase in the average price of the homes delivered. The increase in the number of homes delivered in fiscal 2012, as compared to fiscal 2011, was primarily due to a higher backlog at October 31, 2011, as compared to October 31, 2010, which was the result of an increase in the number of net contracts signed in fiscal 2011 as compared to fiscal 2010. The increase in the average price of the homes delivered in fiscal 2012, as compared to fiscal 2011, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products in fiscal 2012, as compared to fiscal 2011.
In fiscal 2012, the value of net contracts signed increased by $198.5 million, or 51.1%, as compared to fiscal 2011. The increase was attributable to increases of 39.7% and 8.2% in the number and average value of net contracts signed, respectively. The increase in the number of net contracts signed in fiscal 2012, as compared to fiscal 2011, was primarily due to increased demand and an increase in the number of selling communities in fiscal 2012, as compared to fiscal 2011. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in fiscal 2012, as compared to fiscal 2011.
We reported income before income taxes of $18.0 million in fiscal 2012, as compared to a loss before income taxes of $25.9 million in fiscal 2011. The increase in the income before income taxes was primarily due to lower inventory impairment charges in fiscal 2012, as compared to fiscal 2011, $15.2 million of impairment charges that we recognized on one of our investments in unconsolidated entities in fiscal 2011 which did not recur in 2012, and higher earnings from the increased revenues in fiscal 2012, as compared to fiscal 2011. In fiscal 2012 and 2011, we recognized inventory impairment charges of $6.0 million and $20.8 million, respectively.
West
Revenues in fiscal 2012 were higher than those in fiscal 2011 by $128.3 million, or 41.4%. The increase in revenues was attributable to a 53.7% increase in the number of homes delivered, offset, in part, by an 8.0% decrease in the average sales price of the homes delivered. The increase in the number of homes delivered was primarily attributable to home deliveries in Washington from CamWest. The decrease in the average price of the homes delivered was primarily due to a shift in the number of homes delivered to less expensive products and/or locations, primarily in Arizona and Washington, in fiscal 2012, as compared to fiscal 2011.
The value of net contracts signed during fiscal 2012 increased $371.2 million, or 131.4%, as compared to fiscal 2011. This increase was due to a 122.1% increase in the number of net contracts signed and a 4.2% increase in the average value of each net contract signed. The increase in the number of net contracts signed was due to the addition of communities in Washington from CamWest where we entered into 254 net contracts in fiscal 2012 and an increase in the number of selling communities and demand in other states in fiscal 2012, as compared to fiscal 2011.
In fiscal 2012, we reported income before income taxes of $39.4 million, as compared to a loss before income taxes of $27.1 million in fiscal 2011. The increase in income before income taxes was primarily due to a $25.7 million impairment charge that we recognized on our South Edge investment in fiscal 2011 which did not recur in fiscal 2012, a $22.1 million decrease in inventory impairment charges and write-offs and higher earnings from the increased amount of revenues in fiscal 2012, as compared to fiscal 2011, offset, in part, by higher cost of revenues, excluding inventory impairment charges and interest, as a percentage of revenues, in fiscal 2012, as compared to fiscal 2011. In fiscal 2011, we recognized inventory impairment charges and write-offs of $22.9 million, as compared to $0.8 million in fiscal 2012. Cost of revenues as a percentage of revenues, excluding impairments and interest, was 78.2% of revenues in fiscal 2012, as compared to 75.9% in fiscal 2011. The increase in cost of revenues, excluding inventory impairment charges and interest, as a percentage of revenue in fiscal 2012, as compared to fiscal 2011, was primarily due to the impact of purchase accounting on the homes delivered in fiscal 2012 from our acquisition of CamWest, offset, in part, by improved margins in California and Nevada.
Other
In fiscal 2012 and 2011, other loss before income taxes was $84.1 million and $76.5 million, respectively. The increase in the loss in fiscal 2012, as compared to fiscal 2011, was primarily due to higher unallocated SG&A in fiscal 2012, as compared to fiscal 2011, offset, in part, by an increase of income recognized from our Gibraltar operations in fiscal 2012, as compared to fiscal 2011. The increase in unallocated SG&A in fiscal 2012, as compared to fiscal 2011, was primarily due to increased compensation costs in fiscal 2012, as compared to fiscal 2011, and a reduction in SG&A in fiscal 2011 from an insurance claim recovery.
FISCAL 2011 COMPARED TO FISCAL 2010
North
Revenues in fiscal 2011 were lower than those for fiscal 2010 by $26.1 million, or 6.4%. The decrease in revenues was primarily attributable to a 7.2% decrease in the number of homes delivered. The decrease in the number of homes delivered in the fiscal 2011 period, as compared to the fiscal 2010 period, was primarily due to a lower backlog at October 31, 2010, as compared to October 31, 2009, and a reduction in the number of units closed at several of our high-rise communities where unit availability has dwindled.
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
For the year ended October 31, 2011, we reported income before income taxes of $42.5 million, as compared to a $2.3 million loss for fiscal 2010. The increase in income in fiscal 2011 was primarily attributable to a decrease in impairment charges in fiscal 2011 of $25.6 million, as compared to fiscal 2010, an increase in income from unconsolidated entities of $19.5 million in fiscal 2011, as compared to fiscal 2010, and lower costs on homes delivered in fiscal 2011 than those delivered in fiscal 2010, offset, in part, by higher SG&A expenses and a decline in retained customer deposits in fiscal 2011, as compared to fiscal 2010. In fiscal 2011 and 2010, we recognized inventory impairment charges of $3.8 million and $29.4 million, respectively. The increase in income from unconsolidated entities in fiscal 2011 was due principally to income generated from two of our high-rise construction joint ventures that commenced delivery of units in the second and third quarters of fiscal 2010 and the recovery of an investment in an unconsolidated entity that we had previously impaired.
Mid-Atlantic
Revenues in fiscal 2011 were higher than those of fiscal 2010 by $11.3 million, or 2.3%. This increase was attributable to a 1.3% increase in the number of homes delivered and a 1.1% increase in the average price of the homes delivered. The increase in the number of homes delivered in fiscal 2011, as compared to fiscal 2010, was primarily due a higher number of net contracts signed in the first six months of fiscal 2011, as compared to the first six months of fiscal 2010, offset, in part, by a lower backlog at October 31, 2010, as compared to October 31, 2009. The increase in the average price of the homes delivered in the fiscal 2011 period, as compared to the fiscal 2010 period, was primarily related to a shift in the number of homes delivered to more expensive products and/or locations.
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
South
Revenues in fiscal 2011 were higher than those in fiscal 2010 by $20.7 million, or 7.8%. This increase was attributable to a 4.8% increase in the number of homes delivered and a 2.9% increase in the average price of the homes delivered. The increase in the number of homes delivered in fiscal 2011, as compared to fiscal 2010, was primarily due to the increased number of communities that we were delivering from in fiscal 2011, as compared to fiscal 2010. The increase in the average price of the homes delivered in fiscal 2011, as compared to fiscal 2010, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products in fiscal 2011, as compared to fiscal 2010.
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
We reported losses before income taxes for fiscal 2011 and 2010 of $27.1 million and $11.9 million, respectively. The increase in the loss before income taxes was primarily due to a decrease in income from unconsolidated entities of $35.9 million in fiscal 2011, as compared to fiscal 2010, offset, in part, by lower inventory impairment charges and lower cost of revenues, excluding impairments, in fiscal 2011, as compared to fiscal 2010. The increase in the loss from unconsolidated entities was primarily due to $25.7 million of impairment charges that we recognized on one of our investments in unconsolidated entities in fiscal 2011 and the reversal of $11.0 million in fiscal 2010 of accrued costs related to litigation against us and an unconsolidated entity in which we had an investment, due to settlement of the litigation for an amount that was less than we had previously estimated. In fiscal 2011 and fiscal 2010, we recognized inventory impairment charges and write-offs of $22.9 million and $37.7 million, respectively. Cost of revenues as a percentage of revenues, excluding impairments, was 75.9% in fiscal 2011, as compared to 78.4% in fiscal 2010. The decrease in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in fiscal 2011, as compared to fiscal 2010, was due primarily to the delivery of fewer quick-delivery homes in fiscal 2011, as compared to fiscal 2010, as our supply of such homes dwindled, and to reduced sales incentives on quick-delivery homes delivered in fiscal 2011, as compared to fiscal 2010. Generally, we give higher sales incentives on quick-delivery homes than on our to-be-built homes.
Other
For fiscal 2011 and 2010, other loss before income taxes was $76.5 million and $101.7 million, respectively. The decrease in the loss in fiscal 2011, as compared to fiscal 2010, was primarily due to a decrease of $21.2 million of interest directly expensed in fiscal 2011, as compared to fiscal 2010, and an increase of $7.2 million of income recognized from our Gibraltar operations in fiscal 2011, as compared to fiscal 2010, offset, in part, by an increase of $2.6 million of costs related to the repurchase of our senior notes in open market transactions in fiscal 2011, as compared to fiscal 2010.
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
At October 31, 2012, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value were as follows ($ amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate (%)	Amount	Weighted- average interest rate (%)
2013	$193,023	5.87%	$72,814	2.99%
2014	277,942	4.90%	150	0.42%
2015	309,953	5.12%	150	0.42%
2016	2,097	5.75%	150	0.42%
2017	401,918	8.90%	150	0.42%
Thereafter	991,378	4.53%	11,945	0.29%
Discount	(8,726)
Total	$2,167,585	5.59%	$85,359	2.60%
Fair value at October 31, 2012	$2,426,587		$85,359

(a)
Based upon the amount of variable-rate debt outstanding at October 31, 2012, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $0.9 million per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the financial statements, listed in Item 15(a)(1) which appear at pages F-1 through F-53 of this report and which are incorporated herein by reference.

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
Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (“Exchange Act”) as of the end of the period covered by this report (“Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Independent Registered Public Accounting Firm
Management’s Annual Report on Internal Control Over Financial Reporting and the attestation report of our independent registered public accounting firm on internal control over financial reporting on pages F-1 and F-2, respectively, are incorporated herein.
Changes in Internal Control Over Financial Reporting
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table includes information with respect to all persons serving as executive officers as of the date of this Form 10-K. All executive officers serve at the pleasure of our Board of Directors.

Name	Age	Positions
Robert I. Toll	71	Executive Chairman of the Board and Director
Douglas C. Yearley, Jr.	52	Chief Executive Officer and Director
Richard T. Hartman	55	Executive Vice President and Chief Operating Officer
Martin P. Connor	48	Senior Vice President, Chief Financial Officer and Treasurer
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
Richard T. Hartman, joined us in 1980 and served in various positions with us, including Regional President from 2005 through 2011. He was appointed to the positions of Executive Vice President and Chief Operating Officer effective January 1, 2012. In December 2012, Mr. Hartman was appointed to the position of President effective January 1, 2013.
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
Indemnification of Directors and Officers
The Company's Certificate of Incorporation and Bylaws provide for indemnification of our directors and officers. We have also entered into individual indemnification agreements with each of our directors.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the “Executive Compensation” section of our 2013 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth below, the information required in this item will be included in the “Voting Securities and Beneficial Ownership” section of our 2013 Proxy Statement and is incorporated herein by reference.
The following table provides information as of October 31, 2012, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,669	$23.23	5,489
Equity compensation plans not approved by security holders
Total	10,669	$23.23	5,489
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required in this item will be included in the “Corporate Governance and “Certain Transactions” sections of our 2013 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required in this item will be included in the “Ratification of the Re-Appointment of Independent Registered Public Accounting Firm” section of the 2013 Proxy Statement and is incorporated herein by reference.

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

4.7
First Supplemental Indenture dated as of May 1, 2003 to Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and Bank One Trust Company, National Association, as Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on June 16, 2003, File Nos. 333-103931, 333-103931-01, 333-103931-02, 333-103931-03 and 333-103931-04.

4.8
Second Supplemental Indenture dated as of November 3, 2003 to Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and Bank One Trust Company, National Association, as Trustee, is hereby incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on November 5, 2003, File Nos. 333-109604, 333-109604-01, 333-109604-02, 333-109604-03 and 333-109604-04.

Exhibit Number	Description

4.9
Third Supplemental Indenture dated as of January 26, 2004 to Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended January 31, 2004.

4.10
Fourth Supplemental Indenture dated as of March 1, 2004 to Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended January 31, 2004.

4.11
Fifth Supplemental Indenture dated as of September 20, 2004 to Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.9 of the Registrant’s Form 10-K for the fiscal year ended October 31, 2004.

4.12
Sixth Supplemental Indenture dated as of October 28, 2004 to Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.10 of the Registrant’s Form 10-K for the fiscal year ended October 31, 2004.

4.13
Seventh Supplemental Indenture dated as of October 31, 2004 to Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.11 of the Registrant’s Form 10-K for the fiscal year ended October 31, 2004.

4.14
Eighth Supplemental Indenture dated as of January 31, 2005 to Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2005.

4.15
Ninth Supplemental Indenture dated as of June 6, 2005 to Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2005.

4.16
Tenth Supplemental Indenture dated as of August 1, 2005 to Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.13 of the Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 29, 2005, File Nos. 333-128683, 333-128683-01, 333-128683-02, 333-128683-03 and 333-128683-04.

4.17
Eleventh Supplemental Indenture dated as of January 31, 2006 to Indenture dated as of November 22, 2002 by and among the parties listed on Schedule I thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2006.

4.18
Twelfth Supplemental Indenture dated as of April 30, 2006 to Indenture dated as of November 22, 2002 by and among the parties listed on Schedule I thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2006.

Exhibit Number	Description

4.19
Thirteenth Supplemental Indenture dated as of July 31, 2006 to Indenture dated as of November 22, 2002 by and among the parties listed on Schedule I thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.16 of the Registrant’s Form 10-K for the year ended October 31, 2006.

4.20
Fourteenth Supplemental Indenture dated as October 31, 2006 to Indenture dated as of November 22, 2002 by and among the parties listed on Schedule I thereto, and The Bank of New York Trust Company, N.A. as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2007.

4.21
Fifteenth Supplemental Indenture dated as of June 25, 2007 to Indenture dated as of November 22, 2002 by and among the parties listed on Schedule I thereto, and The Bank of New York Trust Company, N.A. as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.

4.22
Sixteenth Supplemental Indenture dated as of June 27, 2007 to Indenture dated as of November 22, 2002 by and among the parties listed on Schedule I thereto, and The Bank of New York Trust Company, N.A. as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.

4.23
Seventeenth Supplemental Indenture dated as of January 31, 2008, to Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and The Bank of New York Trust Company, N.A. as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2009.

4.24
Eighteenth Supplemental Indenture dated as of October 27, 2011, to Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended January 31, 2012.

4.25
Nineteenth Supplemental Indenture dated as of November 1, 2011, to Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended January 31, 2012.

4.26
Twentieth Supplemental Indenture dated as of April 27, 2012, to Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2012.

4.27
Indenture, dated as of April 20, 2009, among Toll Brothers Finance Corp., the Registrant and the other guarantors named therein and The Bank of New York Mellon, as trustee, is hereby incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2009.

4.28
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

4.29
Form of Global Note for Toll Brothers Finance Corp.’s 8.910% Senior Notes due 2017 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2009.

Exhibit Number	Description

4.3
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

4.31
Form of Global Note for Toll Brothers Finance Corp.’s 6.750% Senior Notes due 2019 is hereby incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2009.

4.32
First Supplemental Indenture dated as of October 27, 2011, to Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended January 31, 2012.

4.33
Second Supplemental Indenture dated as of November 1, 2011, to Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant’s Form 10-Q for the quarter ended January 31, 2012.

4.34
Third Supplemental Indenture dated as of April 27, 2012, to Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended April 30, 2012.

4.35
Indenture, dated as of February 7, 2012, among Toll Brothers Finance Corp., the Registrant and the other guarantors named therein and The Bank of New York Mellon, as trustee, is hereby incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2012.

4.36
Authorizing Resolutions, dated as of January 31, 2012, relating to the $300,000,000 principal amount of 5.875% Senior Notes due 2022 of Toll Brothers Finance Corp. guaranteed on a Senior Basis by the Registrant and certain of its subsidiaries, is hereby incorporated by reference Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2012.

4.37
Form of Global Note for Toll Brothers Finance Corp.’s 5.875% Senior Notes due 2022 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2012.

4.38
First Supplemental Indenture dated as of April 27, 2012, to Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended April 30, 2012.

4.39
Indenture, dated as of September 11, 2012, among Toll Brothers Finance Corp., the Registrant and the other guarantors named therein and The Bank of New York Mellon, as trustee, is hereby incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2012.

4.40
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

Exhibit Number	Description

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

10.6*
Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007) (amended and restated as of September 17, 2008, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 1 to Toll Brothers, Inc.’s Registration Statement on Form S-8 (No. 333-143367) filed with the Securities and Exchange Commission on October 29, 2008.

10.7*
Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Non-Employee Directors (2007) (amended and restated as of September 17, 2008) is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 1 to Toll Brothers, Inc.’s Registration Statement on Form S-8 (No. 333-144230) filed with the Securities and Exchange Commission on October 29, 2008.

10.8*
Form of Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007) is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.

10.9*
Form of Addendum to Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007) is hereby incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.

10.10*
Form of Stock Award Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007) is hereby incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.

10.11*
Form of Restricted Stock Unit Award pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007) is hereby incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-K for the period ended October 31, 2008.

10.12*
Restricted Stock Unit Award to Robert I. Toll, dated December 19, 2008, pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007) is incorporated by reference to Exhibit 10.20 of the Registrant’s Form 10-K for the period ended October 31, 2008.

10.13*
Restricted Stock Unit Award to Robert I. Toll, dated December 21, 2009, pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007) is incorporated by reference to Exhibit 10.17 of the Registrant’s Form 10-K for the period ended October 31, 2009.

10.14*
Form of Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.

Exhibit Number	Description

10.15*
Form of Addendum to Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.

10.16*
Form of Stock Award Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.

10.17*
Form of Stock Award Amendment pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended January 31, 2010.

10.18*	Toll Brothers, Inc. Cash Bonus Plan (amended and restated as of December 9, 2009) is incorporated by reference to Exhibit 10.21 of the Registrant’s Form 10-K for the period ended October 31, 2009.

10.19*
Toll Brothers, Inc. Senior Officer Bonus Plan is hereby incorporated by reference to Addendum C to Toll Brothers, Inc.’s definitive proxy statement on Schedule 14A for the Toll Brothers, Inc. 2010 Annual Meeting of Stockholders held on March 17, 2010 filed with the Securities and Exchange Commission on February 1, 2010.

10.20*
Toll Brothers, Inc. Supplemental Executive Retirement Plan (amended and restated effective as of December 12, 2007) is hereby incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended July 31, 2010.

10.21*
Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll regarding Mr. Toll’s resignation and related matters is hereby incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended April 30, 1998.

10.22*
Advisory and Non-Competition Agreement between the Registrant and Bruce E. Toll, dated as of November 1, 2010, is incorporated by reference to Exhibit 10.34 of the Registrant’s Form 10-K for the period ended October 31, 2010.

10.23*
Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008, is incorporated by reference to Exhibit 10.45 of the Registrant’s Form 10-K for the period ended October 31, 2008.

10.24*
Amendment Number 1 dated November 1, 2010 to the Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008, is incorporated by reference to Exhibit 10.40 of the Registrant’s Form 10-K for the period ended October 31, 2010.

10.25
Form of Indemnification Agreement between the Registrant and the members of its Board of Directors, is hereby incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2009.

10.26*
Restricted Stock Unit Award to Douglas C. Yearley, Jr., dated December 20, 2010, pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007), is incorporated by reference to Exhibit 10.42 of the Registrant’s Form 10-K for the period ended October 31, 2010.

Exhibit Number	Description

10.27*
Restricted Stock Unit Award to Martin P. Connor, dated December 20, 2010, pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007), is incorporated by reference to Exhibit 10.43 of the Registrant’s Form 10-K for the period ended October 31, 2010.

10.28*
Restricted Stock Unit Award to Robert I. Toll, dated December 20, 2010, pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007), is incorporated by reference to Exhibit 10.44 of the Registrant’s Form 10-K for the period ended October 31, 2010.

10.29*
Form of Performance Based Restricted Stock Unit Award pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007),is incorporated by reference to Exhibit 10.33 of the Registrant’s Form 10-K for the period ended October 31, 2011.

12**	Statement re: Computation of Ratios of Earnings to Fixed Charges.

21**	Subsidiaries of the Registrant.

23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accountant.

23.2**	Consent of WeiserMazars LLP, Independent Registered Public Accountant.

31.1**	Certification of Douglas C. Yearley, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Martin P. Connor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Douglas C. Yearley, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Martin P. Connor pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Financial Statements of TMF Kent Partners, LLC.

99.2**	Financial Statements of KTL 303 LLC.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

**	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Horsham, Commonwealth of Pennsylvania on December 28, 2012.

TOLL BROTHERS, INC.
By:	/s/ Douglas C. Yearly, Jr.
Douglas C. Yearley, Jr.
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert I. Toll	Executive Chairman of the Board of Directors	December 28, 2012
Robert I. Toll

/s/ Bruce E. Toll	Vice Chairman of the Board and Director	December 28, 2012
Bruce E. Toll

/s/ Douglas C. Yearley, Jr.	Chief Executive Officer and Director	December 28, 2012
Douglas C. Yearley, Jr.	(Principal Executive Officer)

/s/ Richard T. Hartman	Chief Operating Officer and	December 28, 2012
Richard T. Hartman	Executive Vice President

/s/ Martin P. Connor	Senior Vice President, Chief Financial Officer and	December 28, 2012
Martin P. Connor	Treasurer (Principal Financial Officer)

/s/ Joseph R. Sicree	Senior Vice President and Chief Accounting	December 28, 2012
Joseph R. Sicree	Officer (Principal Accounting Officer)

/s/ Robert S. Blank	Director	December 28, 2012
Robert S. Blank

/s/ Edward G. Boehne	Director	December 28, 2012
Edward G. Boehne

/s/ Richard J. Braemer	Director	December 28, 2012
Richard J. Braemer

/s/ Christine N. Garvey	Director	December 28, 2012
Christine N. Garvey

/s/ Carl B. Marbach	Director	December 28, 2012
Carl B. Marbach

/s/ Stephen A. Novick	Director	December 28, 2012
Stephen A. Novick

/s/ Paul E. Shapiro	Director	December 28, 2012
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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2012.
Our independent registered public accounting firm, Ernst & Young LLP, has issued its report, which is included herein, on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Toll Brothers, Inc.
We have audited Toll Brothers, Inc.’s internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Toll Brothers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Toll Brothers, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Toll Brothers, Inc. as of October 31, 2012 and 2011, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended October 31, 2012 of Toll Brothers, Inc. and our report dated December 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
December 28, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Toll Brothers, Inc.
We have audited the accompanying consolidated balance sheets of Toll Brothers, Inc. as of October 31, 2012 and 2011, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended October 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toll Brothers, Inc. at October 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Toll Brothers Inc.’s internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
December 28, 2012

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year ended October 31,
	2012	2011	2010

Revenues	$1,882,781	$1,475,881	$1,494,771
Cost of revenues	1,532,095	1,260,770	1,376,558
Selling, general and administrative	287,257	261,355	263,224
Interest expense	—	1,504	22,751
	1,819,352	1,523,629	1,662,533
Income (loss) from operations	63,429	(47,748)	(167,762)
Other:
Income (loss) from unconsolidated entities	23,592	(1,194)	23,470
Other income - net	25,921	23,403	28,313
Expenses related to early retirement of debt		(3,827)	(1,208)
Income (loss) before income taxes	112,942	(29,366)	(117,187)
Income tax benefit	(374,204)	(69,161)	(113,813)
Net income (loss)	$487,146	$39,795	$(3,374)
Income (loss) per share:
Basic	$2.91	$0.24	$(0.02)
Diluted	$2.86	$0.24	$(0.02)
Weighted-average number of shares:
Basic	167,346	167,140	165,666
Diluted	170,154	168,381	165,666
See accompanying notes

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	October 31,
	2012	2011
ASSETS
Cash and cash equivalents	$778,824	$906,340
Marketable securities	439,068	233,572
Restricted cash	47,276	19,760
Inventory	3,761,187	3,416,723
Property, construction and office equipment, net	106,214	99,712
Receivables, prepaid expenses and other assets	148,315	105,576
Mortgage loans receivable	86,386	63,175
Customer deposits held in escrow	29,579	14,859
Investments in and advances to unconsolidated entities	330,617	126,355
Investments in non-performing loan portfolios and foreclosed real estate	95,522	69,174
Deferred tax assets, net of valuation allowances	358,056
	$6,181,044	$5,055,246
LIABILITIES AND EQUITY
Liabilities
Loans payable	$99,817	$106,556
Senior notes	2,080,463	1,490,972
Mortgage company warehouse loan	72,664	57,409
Customer deposits	142,977	83,824
Accounts payable	99,911	96,817
Accrued expenses	476,350	521,051
Income taxes payable	80,991	106,066
Total liabilities	3,053,173	2,462,695
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 168,690 and 168,675 shares issued at October 31, 2012 and 2011, respectively	1,687	1,687
Additional paid-in capital	404,418	400,382
Retained earnings	2,721,397	2,234,251
Treasury stock, at cost - 53 shares and 2,946 shares at October 31, 2012 and 2011, respectively	(983)	(47,065)
Accumulated other comprehensive loss	(4,819)	(2,902)
Total stockholders’ equity	3,121,700	2,586,353
Noncontrolling interest	6,171	6,198
Total equity	3,127,871	2,592,551
	$6,181,044	$5,055,246
See accompanying notes

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accum- ulated Other Compre- hensive Loss	Non-Controlling Interest	Total Equity
	Shares	$	$	$	$	$	$	$
Balance, November 1, 2009	164,732	1,647	316,518	2,197,830	(159)	(2,637)	3,283	2,516,482
Net loss				(3,374)				(3,374)
Purchase of treasury stock	(31)				(588)			(588)
Exercise of stock options	1,684	17	33,638		620			34,275
Employee benefit plan issuances	24		435					435
Conversion of restricted stock units to stock	3		61		31			92
Stock-based compensation			9,332					9,332
Issuance of restricted stock	1		22					22
Other comprehensive income						2,060		2,060
Capital contribution							277	277
Balance, October 31, 2010	166,413	1,664	360,006	2,194,456	(96)	(577)	3,560	2,559,013
Net income				39,795				39,795
Purchase of treasury stock			(1)		(49,102)			(49,103)
Exercise of stock options	2,236	23	23,156		1,940			25,119
Employee benefit plan issuances	15		285		126			411
Conversion of restricted stock units to stock	10		208		67			275
Stock-based compensation			8,626					8,626
Issuance of restricted stock and stock units	1		8,102					8,102
Other comprehensive loss						(2,325)		(2,325)
Capital contribution							2,638	2,638
Balance, October 31, 2011	168,675	1,687	400,382	2,234,251	(47,065)	(2,902)	6,198	2,592,551
Net income				487,146				487,146
Purchase of treasury stock					(505)			(505)
Exercise of stock options	13		(9,831)		44,472			34,641
Employee benefit plan issuances			174		301			475
Conversion of restricted stock units to stock			(1,814)		1,814			—
Stock-based compensation			7,411					7,411
Issuance of restricted stock and stock units	2		8,096					8,096
Other comprehensive loss						(1,917)		(1,917)
Loss attributable to non-controlling interest							(27)	(27)
Balance, October 31, 2012	168,690	1,687	404,418	2,721,397	(983)	(4,819)	6,171	3,127,871
See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended October 31,
	2012	2011	2010

Cash flow (used in) provided by operating activities:
Net income (loss)	$487,146	$39,795	$(3,374)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	22,586	23,142	20,044
Stock-based compensation	15,575	12,494	11,677
(Recovery) impairment of investments in unconsolidated entities	(2,311)	40,870	—
Excess tax benefits from stock-based compensation	(5,776)		(4,954)
Income from unconsolidated entities	(21,281)	(39,676)	(23,470)
Distributions of earnings from unconsolidated entities	5,258	12,081	10,297
Income from non-performing loan portfolios and foreclosed real estate	(12,444)	(5,113)
Deferred tax benefit	41,810	(18,188)	60,697
Deferred tax valuation allowances	(394,718)	18,188	(60,697)
Inventory impairments and write-offs	14,739	51,837	115,258
Change in fair value of mortgage loans receivable and derivative instruments	(670)	475	(970)
Gain on sale of marketable securities	(40)
Expenses related to early retirement of debt		3,827	1,208
Changes in operating assets and liabilities
Increase in inventory	(195,948)	(215,738)	(140,344)
Origination of mortgage loans	(651,618)	(630,294)	(628,154)
Sale of mortgage loans	629,397	659,610	579,221
(Increase) decrease in restricted cash	(27,516)	41,146	(60,906)
Increase in receivables, prepaid expenses and other assets	(33,922)	(11,522)	(3,115)
Increase (decrease) in customer deposits	44,383	13,175	(15,182)
Decrease in accounts payable and accrued expenses	(58,537)	(28,624)	(38,598)
Decrease in income tax refund recoverable	—	141,590	20,250
(Decrease) increase in income taxes payable	(25,075)	(56,225)	14,828
Net cash (used in) provided by operating activities	(168,962)	52,850	(146,284)
Cash flow used in investing activities:
Purchase of property and equipment — net	(14,495)	(9,553)	(4,830)
Purchase of marketable securities	(579,958)	(452,864)	(157,962)
Sale and redemption of marketable securities	368,253	408,831	60,000
Investment in and advances to unconsolidated entities	(217,160)	(132)	(58,286)
Return of investments in unconsolidated entities	38,368	43,309	9,696
Investment in non-performing loan portfolios and foreclosed real estate	(30,090)	(66,867)
Return of investments in non-performing loan portfolios and foreclosed real estate	16,707	2,806
Acquisition of a business	(144,746)
Net cash used in investing activities	(563,121)	(74,470)	(151,382)
Cash flow provided by (used in) financing activities:
Net proceeds from issuance of senior notes	578,696
Proceeds from loans payable	1,002,934	921,251	927,233
Principal payments of loans payable	(1,016,081)	(952,621)	(1,316,514)
Redemption of senior subordinated notes			(47,872)
Redemption of senior notes		(58,837)	(46,114)
Proceeds from stock-based benefit plans	33,747	25,531	7,589
Excess tax benefits from stock-based compensation	5,776		4,954
Purchase of treasury stock	(505)	(49,102)	(588)
Change in noncontrolling interest		2,678	320
Net cash provided by (used in) financing activities	604,567	(111,100)	(470,992)
Net decrease in cash and cash equivalents	(127,516)	(132,720)	(768,658)
Cash and cash equivalents, beginning of year	906,340	1,039,060	1,807,718
Cash and cash equivalents, end of year	$778,824	$906,340	$1,039,060
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
Restricted Cash
Restricted cash primarily represents cash deposits collateralizing certain deductibles under insurance policies, outstanding letters of credit outside of our bank revolving credit facility and cash deposited into a voluntary employee benefit association to fund certain future employee benefits.
Inventory
Inventory is stated at cost unless an impairment exists, in which case it is written down to fair value in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment” (“ASC 360”). In addition to direct land acquisition costs, land development costs and home construction costs, costs also include interest, real estate taxes and direct overhead related to development and construction, which are capitalized to inventory during the period beginning with the commencement of development and ending with the completion of construction. For those communities that have been temporarily closed, no additional capitalized interest is allocated to a community’s inventory until it reopens. While the community remains closed, carrying costs such as real estate taxes are expensed as incurred.
The Company capitalizes certain interest costs to qualified inventory during the development and construction period of its communities in accordance with ASC 835-20, “Capitalization of Interest” (“ASC 835-20”). Capitalized interest is charged to cost of revenues when the related inventory is delivered. Interest incurred on home building indebtedness in excess of qualified inventory, as defined in ASC 835-20, is charged to the Consolidated Statement of Operations in the period incurred.
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

Current Communities: When the profitability of a current community deteriorates, the sales pace declines significantly, or some other factor indicates a possible impairment in the recoverability of the asset, the asset is reviewed for impairment by comparing the estimated future undiscounted cash flow for the community to its carrying value. If the estimated future undiscounted cash flow is less than the community’s carrying value, the carrying value is written down to its estimated fair value. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. The impairment is charged to cost of revenues in the period in which the impairment is determined. In estimating the future undiscounted cash flow of a community, the Company uses various estimates such as: (i) the expected sales pace in a community, based upon general economic conditions that will have a short-term or long-term impact on the market in which the community is located and on competition within the market, including the number of home sites available and pricing and incentives being offered in other communities owned by the Company or by other builders; (ii) the expected sales prices and sales incentives to be offered in a community; (iii) costs expended to date and expected to be incurred in the future, including, but not limited to, land and land development, home construction, interest and overhead costs; (iv) alternative product offerings that may be offered in a community that will have an impact on sales pace, sales price, building cost or the number of homes that can be built on a particular site; and (v) alternative uses for the property such as the possibility of a sale of the entire community to another builder or the sale of individual home sites.
Future Communities: The Company evaluates all land held for future communities or future sections of current communities, whether owned or under contract, to determine whether or not it expects to proceed with the development of the land as originally contemplated. This evaluation encompasses the same types of estimates used for current communities described above, as well as an evaluation of the regulatory environment applicable to the land and the estimated probability of obtaining the necessary approvals, the estimated time and cost it will take to obtain the approvals and the possible concessions that will be required to be given in order to obtain them. Concessions may include cash payments to fund improvements to public places such as parks and streets, dedication of a portion of the property for use by the public or as open space or a reduction in the density or size of the homes to be built. Based upon this review, the Company decides (i) as to land under contract to be purchased, whether the contract will likely be terminated or renegotiated, and (ii) as to land owned, whether the land will likely be developed as contemplated or in an alternative manner, or should be sold. The Company then further determines whether costs that have been capitalized to the community are recoverable or should be written off. The write-off is charged to cost of revenues in the period in which the need for the write-off is determined.
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
Variable Interest Entities
The Company is required to consolidate variable interest entities ("VIEs") in which it has a controlling financial interest in accordance with ASC 810, “Consolidation” (“ASC 810”). A controlling financial interest will have both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
The Company's variable interest in VIEs may be in the form of equity ownership, contracts to purchase assets, management services and development agreements between the Company and a VIE, loans provided by the Company to a VIE or other member and/or guarantees provided by members to banks and other third parties.
The Company has a significant number of land purchase contracts and several investments in unconsolidated entities which it evaluates in accordance with ASC 810. The Company analyzes its land purchase contracts and the unconsolidated entities in which it has an investment to determine whether the land sellers and unconsolidated entities are VIEs and, if so, whether the Company is the primary beneficiary. The Company examines specific criteria and uses its judgment when determining if it is the primary beneficiary of a VIE. Factors considered in determining whether the Company is the primary beneficiary include risk and reward sharing, experience and financial condition of other member(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE's executive committee, existence of unilateral kick-out rights or voting rights, level of economic disproportionality between the Company and the other member(s) and contracts to purchase assets from VIEs. The determination whether an entity is a VIE and, if so, whether the Company is primary beneficiary may require significant judgment.

Property, Construction and Office Equipment
Property, construction and office equipment are recorded at cost and are stated net of accumulated depreciation of $157.5 million and $153.3 million at October 31, 2012 and 2011, respectively. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. In fiscal 2012, 2011 and 2010, the Company recognized $8.1 million, $9.8 million and $14.1 million of depreciation expense, respectively.
Mortgage Loans Receivable
Residential mortgage loans held for sale are measured at fair value in accordance with the provisions of ASC 825, “Financial Instruments” (“ASC 825”). The Company believes the use of ASC 825 improves consistency of mortgage loan valuations between the date the borrower locks in the interest rate on the pending mortgage loan and the date of the mortgage loan sale. At the end of the reporting period, the Company determines the fair value of its mortgage loans held for sale and the forward loan commitments it has entered into as a hedge against the interest rate risk of its mortgage loans using the market approach to determine fair value. The evaluation is based on the current market pricing of mortgage loans with similar terms and values as of the reporting date and by applying such pricing to the mortgage loan portfolio. The Company recognizes the difference between the fair value and the unpaid principal balance of mortgage loans held for sale as a gain or loss. In addition, the Company recognizes the fair value of its forward loan commitments as a gain or loss. Interest income on mortgage loans held for sale is calculated based upon the stated interest rate of each loan. In addition, the recognition of net origination costs and fees associated with residential mortgage loans originated are expensed as incurred. These gains and losses, interest income and origination costs and fees are recognized in other income - net in the accompanying Consolidated Statements of Operations.
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
Each of the unconsolidated entities evaluates its inventory in a similar manner as the Company. See “Inventory” above for more detailed disclosure on the Company’s evaluation of inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, the Company’s proportionate share is reflected in the Company’s income (loss) from unconsolidated entities with a corresponding decrease to its investment in unconsolidated entities.
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
Since, at the acquisition date, the Company expected to collect less than the contractual amounts due under the terms of the loans based, at least in part, on the assessment of the credit quality of the borrowers, the loans are accounted for in accordance with ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (ASC 310-30). Under ASC 310-30, the accretable yield, or the amount by which the cash flows expected to be collected at the acquisition date exceeds the estimated fair value of the loan, is recognized in other income - net over the estimated remaining life of the loan using a level yield methodology provided the Company does not presently have the intention to utilize real estate secured by the loans for use in its operations or significantly improving the collateral for resale. The difference between the contractually required payments of the loan as of the acquisition date and the total cash flows expected to be collected, or non-accretable difference, is not recognized.
Pursuant to ASC 310-30, the Company aggregated loans with common risk characteristics into pools for purposes of recognizing interest income and evaluating changes in estimated cash flows. Loan pools are evaluated as a single loan for purposes of placing the pool on non-accrual status or evaluating loan impairment. Generally, a loan pool is classified as non-accrual when management is unable to reasonably estimate the timing or amount of cash flows expected to be collected from the loan pool or has serious doubts about further collectability of principal or interest. Proceeds received on non-accrual loan pools generally are either applied against principal or reported as other income - net, depending on management’s judgment as to the collectability of principal. For the year ended October 31, 2012, none of the Company’s loan pools were on non-accrual status.
A loan is removed from a loan pool only when the Company sells, forecloses or otherwise receives assets in satisfaction of the loan, or the loan is written off. Loans removed from a pool are removed at their amortized cost (unpaid principal balance less unamortized discount and provision for loan loss) as of the date of resolution.
The Company periodically re-evaluates cash flows expected to be collected for each loan pool based upon all available information as of the measurement date. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment to the loan pool’s yield over its remaining life, which may result in a reclassification from non-accretable difference to accretable yield. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether a provision for loan loss should be established. If decreases in expected cash flows result in a decrease in the estimated fair value of the loan pool below its amortized cost, the loan pool is deemed to be impaired and the Company will record a provision for loan losses to write the loan pool down to its estimated fair value. For the year ended October 31, 2012, the Company recorded a provision for loan losses of $2.3 million. There were no loan losses recorded during the year ended October 31, 2011.
The Company’s investments in non-performing loans are classified as held for investment because the Company has the intent and ability to hold them for the foreseeable future.
Real Estate Owned ("REO")
REO assets, either directly owned or owned through a participation arrangement, acquired through subsequent foreclosure or deed in lieu actions on non-performing loans are initially recorded at fair value based upon third-party appraisals, broker opinions of value, or internal valuation methodologies (which may include discounted cash flows, capitalization rate analysis or comparable transactional analysis). Unobservable inputs used in estimating the fair value of REO assets are based upon the best information available under the circumstances and take into consideration the financial condition and operating results of the asset, local market conditions, the availability of capital, interest and inflation rates and other factors deemed appropriate by management. REO assets acquired are reviewed to determine if they should be classified as “held and used” or “held for sale”. REO classified as “held and used” is stated at carrying cost unless an impairment exists, in which case it is written down to fair value in accordance with ASC 360-10-35. REO classified as “held for sale” is carried at the lower of carrying amount or fair value less cost to sell. An impairment charge is recognized for any decreases in estimated fair value subsequent to the acquisition date. For both classifications, carrying costs incurred after the acquisition, including property taxes and insurance, are expensed.
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
In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-06, “Improving Disclosure about Fair Value Measurements” (“ASU 2010-06”), which amended ASC 820 to increase disclosure requirements regarding recurring and non-recurring fair value measurements. The Company adopted ASU 2010-06 as of February 1, 2010, except for the disclosures about Level 3 fair value disclosures which were effective for the Company on November 1, 2011. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
The fair value hierarchy is summarized below:

Level 1:	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2:	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3:	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows or similar techniques.
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
Forfeited customer deposits: Forfeited customer deposits are recognized in other income - net in the period in which the Company determines that the customer will not complete the purchase of the home and it has the right to retain the deposit.
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

Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were $11.4 million, $11.1 million and $9.2 million for the years ended October 31, 2012, 2011 and 2010, respectively.
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
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recorded based on temporary differences between the amounts reported for financial reporting purposes and the amounts reported for income tax purposes. In accordance with the provisions of ASC 740, the Company assesses the realizability of its deferred tax assets. A valuation allowance must be established when, based upon available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. See “Income Taxes — Valuation Allowance” below.
Federal and state income taxes are calculated on reported pre-tax earnings (losses) based on current tax law and also include, in the applicable period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions (benefits) differ from the amounts currently receivable or payable because certain items of income and expense are recognized for financial reporting purposes in different periods than for income tax purposes. Significant judgment is required in determining income tax provisions (benefits) and evaluating tax positions. The Company establishes reserves for income taxes when, despite the belief that its tax positions are fully supportable, it believes that its positions may be challenged and disallowed by various tax authorities. The consolidated tax provisions (benefits) and related accruals include the impact of such reasonably estimable disallowances as deemed appropriate. To the extent that the probable tax outcome of these matters changes, such changes in estimates will impact the income tax provision (benefit) in the period in which such determination is made.
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
If a tax position does not meet the “more-likely-than-not” recognition threshold, despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the Consolidated Statements of Operations and the Company is required to accrue potential interest and penalties until the uncertainty is resolved. Potential interest and penalties are recognized as a component of the provision for income taxes which is consistent with the Company’s historical accounting policy. Differences between amounts taken in a tax return and amounts recognized in the financial statements are considered unrecognized tax benefits. The Company believes that it has a reasonable basis for each of its filing positions and intends to defend those positions if challenged by the IRS or other taxing jurisdiction. If the IRS or other taxing authorities do not disagree with the Company’s position, and after the statute of limitations expires, the Company will recognize the unrecognized tax benefit in the period that the uncertainty of the tax position is eliminated.
Income Taxes — Valuation Allowance

Significant judgment is applied in assessing the realizability of deferred tax assets. In accordance with GAAP, a valuation allowance is established against a deferred tax asset if, based on the available evidence, it is more-likely-than-not that such asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. The Company assesses the need for valuation allowances for deferred tax assets based on GAAP's “more-likely-than-not” realization threshold criteria. In the Company's assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. This assessment considers, among other matters, the nature, consistency and magnitude of current and cumulative income and losses, forecasts of future profitability, the duration of statutory carryback or carryforward periods, the Company's experience with operating loss and tax credit carryforwards being used before expiration, and tax planning alternatives.

The Company's assessment of the need for a valuation allowance on its deferred tax assets includes assessing the likely future tax consequences of events that have been recognized in its consolidated financial statements or tax returns. Changes in existing tax laws or rates could affect the Company's actual tax results and its future business results may affect the amount of its deferred tax liabilities or the valuation of its deferred tax assets over time. The Company's accounting for deferred tax assets represents its best estimate of future events.

Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods (carryforward period assumptions), actual results could differ from the estimates used in the Company's analysis. The Company's assumptions require significant judgment because the residential home building industry is cyclical and is highly sensitive to changes in economic conditions. If the Company's results of operations are less than projected and there is insufficient objectively verifiable positive evidence to support the “more-likely-than-not” realization of its deferred tax assets, a valuation allowance would be required to reduce or eliminate its deferred tax assets.
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
Geographic Segment Reporting
The Company has determined that its home building operations operate in four geographic segments: North, Mid-Atlantic, South and West. The states comprising each geographic segment are as follows:
North:        Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey and New York
Mid-Atlantic:    Delaware, Maryland, Pennsylvania and Virginia
South:        Florida, North Carolina and Texas
West:        Arizona, California, Colorado, Nevada and Washington
In fiscal 2011, the Company discontinued the sale of homes in South Carolina. In fiscal 2010, the Company discontinued the sale of homes in West Virginia and Georgia. The operations in South Carolina, West Virginia and Georgia were immaterial to the South and Mid-Atlantic geographic segments.

Related Party Transactions
See Note 4 “Investments and Advances to Unconsolidated Entities” for information regarding Toll Brothers Realty Trust.
Recent Accounting Pronouncements
In June 2011, the FASB issued ASU No. 2011-05, “Statement of Comprehensive Income” (“ASU 2011-05”), which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The adoption of this guidance, which relates to presentation only, is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows. ASU 2011-05 will be effective for the Company’s fiscal year beginning November 1, 2012.
Reclassification
Certain prior period amounts have been reclassified to conform to the fiscal 2012 presentation.
2. Acquisition
In November 2011, the Company acquired substantially all of the assets of CamWest Development LLC (“CamWest”) for approximately $144.7 million in cash. The assets acquired were primarily inventory. As part of the acquisition, the Company assumed contracts to deliver approximately 29 homes with an aggregate value of $13.7 million. The average price of the homes in backlog at the date of acquisition was approximately $471,000. The assets the Company acquired included approximately 1,245 home sites owned and 254 home sites controlled through land purchase agreements. The Company’s selling community count increased by 15 communities at the acquisition date. The acquisition of the assets of CamWest was not material to the Company’s results of operations or its financial condition. In fiscal 2012, the Company delivered 201 homes and generated revenues of $99.7 million through its CamWest operations.
3. Inventory
Inventory at October 31, 2012 and 2011 consisted of the following (amounts in thousands):

	2012	2011
Land controlled for future communities	$56,300	$46,581
Land owned for future communities	1,040,373	979,145
Operating communities	2,664,514	2,390,997
	$3,761,187	$3,416,723
Operating communities include communities offering homes for sale, communities that have sold all available home sites but have not completed delivery of the homes, communities that were previously offering homes for sale but are temporarily closed due to business conditions or non-availability of improved home sites and that are expected to reopen within twelve months of the end of the fiscal year being reported on and communities preparing to open for sale. The carrying value attributable to operating communities includes the cost of homes under construction, land and land development costs, the carrying cost of home sites in current and future phases of these communities and the carrying cost of model homes.
Communities that were previously offering homes for sale but are temporarily closed due to business conditions that do not have any remaining backlog and are not expected to reopen within twelve months of the end of the fiscal period being reported on have been classified as land owned for future communities.
Information regarding the classification, number and carrying value of these temporarily closed communities at October 31, 2012, 2011 and 2010 is provided in the table below ($ amounts in thousands).

	2012	2011	2010
Land owned for future communities:
Number of communities	40	43	36
Carrying value (in thousands)	$240,307	$256,468	$212,882
Operating communities:
Number of communities	5	2	13
Carrying value (in thousands)	$34,685	$11,076	$78,100

The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable in each of the three fiscal years ended October 31, 2012, 2011 and 2010 as shown in the table below (amounts in thousands).

Charge:	2012	2011	2010
Land controlled for future communities	$451	$17,752	$6,069
Land owned for future communities	1,218	17,000	55,700
Operating communities	13,070	17,085	53,489
	$14,739	$51,837	$115,258
For information related to the number of operating communities that the Company reviewed for potential impairment, the number of operating communities in which the Company recognized impairment charges, the amount of impairment charges recognized and the fair value of the communities for which an impairment charge was recorded, net of the charge, see Note 12, "Fair Value Disclosures".
At October 31, 2012, the Company evaluated its land purchase contracts to determine if any of the selling entities were VIEs and, if they were, whether the Company was the primary beneficiary of any of them. Under these land purchase contracts, the Company does not possess legal title to the land and its risk is generally limited to deposits paid to the sellers and the creditors of the sellers generally have no recourse against the Company. At October 31, 2012, the Company determined that 64 land purchase contracts, with an aggregate purchase price of $540.8 million, on which it had made aggregate deposits totaling $25.5 million, were VIEs and that it was not the primary beneficiary of any VIE related to its land purchase contracts.
Interest incurred, capitalized and expensed in each of the three fiscal years ended October 31, 2012, 2011 and 2010 was as follows (amounts in thousands):

	2012	2011	2010
Interest capitalized, beginning of year	$298,757	$267,278	$259,818
Interest incurred	125,783	114,761	114,975
Interest expensed to cost of revenues	(87,117)	(77,623)	(75,876)
Interest directly expensed in the consolidated statements of operations	—	(1,504)	(22,751)
Write-off against other income	(3,404)	(1,155)	(8,369)
Interest reclassified to property, construction and office equipment		(3,000)	(519)
Capitalized interest applicable to investments in unconsolidated entities	(3,438)
Interest capitalized, end of year	$330,581	$298,757	$267,278
Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. The amounts included in the table directly above reflect the gross amount of capitalized interest without allocation of any impairment charges recognized. The Company estimates that, had inventory impairment charges been allocated on a pro rata basis to the individual components of inventory, capitalized interest at October 31, 2012, 2011 and 2010 would have been reduced by approximately $47.9 million, $54.0 million and $53.3 million, respectively.
During fiscal 2011, the Company reclassified $20.0 million of inventory related to commercial retail space located in one of its high-rise projects to property, construction and office equipment. The $20.0 million was reclassified due to the completion of construction of the facilities and the substantial completion of the high-rise project of which the facilities are a part.
4. Investments in and Advances to Unconsolidated Entities
The Company has investments in and advances to various unconsolidated entities. At October 31, 2012, the Company's aggregate investments in and advances to these unconsolidated entities amounted to $330.6 million, it had $97.0 million of funding commitments to them and had guaranteed $9.8 million of payments related to these entities.
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

With regard to home sites the Company purchases from the Development Joint Ventures, the Company reduces its cost basis in those home sites by its share of the earnings on the home sites. At October 31, 2012, the Company had approximately $116.5 million invested in or advanced to the Development Joint Ventures. In addition, the Company has a funding commitment of $3.5 million to one Development Joint Venture should an additional investment in that venture be required.
As of October 31, 2012, the Company had recognized cumulative impairment charges in connection with its current Development Joint Ventures of $95.2 million. These impairment charges are attributable to investments in certain Development Joint Ventures where the Company determined there were losses in value in the investments that were other than temporary. In fiscal 2011, the Company recognized impairment charges in connection with its Development Joint Ventures of $25.7 million. The Company did not recognize any impairment charges in connection with the Development Joint Ventures in fiscal 2012 or 2010. In fiscal 2012, the Company recovered $2.3 million of costs it previously incurred.
The impairment and recoveries related to Development Joint Ventures were attributable to the Company’s investment in South Edge LLC, and its successor entity, Inspirada Builders, LLC (collectively, "Inspirada"). The Company believes it has made adequate provision at October 31, 2012 for any remaining liabilities with respect to Inspirada. The Company’s investment in Inspirada is carried at a nominal value.
In the third quarter of fiscal 2012, the Company acquired a 50% interest in an existing joint venture for approximately $110.0 million. The joint venture intends to develop over 2,000 home sites in Orange County, California on land that it owns. The joint venture expects to borrow additional funds to complete the development of this project. In November 2012, we entered into an Amended and Restated Operating Agreement with our partner in this joint venture which, among other things, provided for our purchase of approximately 800 lots in the project, and the commitment by each partner to contribute an additional $10.0 million to the joint venture, if needed.
Planned Community Joint Venture
The Company is a participant in a joint venture with an unrelated party to develop a single master planned community (the “Planned Community Joint Venture”). At October 31, 2012, the Company had an investment of $31.3 million in this Planned Community Joint Venture. At October 31, 2012, each participant had agreed to contribute additional funds up to $8.3 million, if required. At October 31, 2012, this joint venture did not have any indebtedness. The Company recognized impairment charges in connection with the Planned Community Joint Venture of $15.2 million in fiscal 2011. The Company did not recognize any impairment charges in connection with the Planned Community Joint Venture in fiscal 2012 or fiscal 2010.
Other Joint Ventures
At October 31, 2012, the Company had an aggregate of $142.2 million of investments in a number of joint ventures with unrelated parties to develop luxury for-sale and rental residential units, commercial space and a hotel (“Other Joint Ventures”). At October 31, 2011, the Company had commitments to make $85.2 million of additional contributions to these joint ventures and had also guaranteed approximately $9.8 million of payments related to these joint ventures.
As of October 31, 2012, the Company had recognized cumulative impairment charges against its investments in these joint ventures and its pro rata share of impairment charges recognized by these joint ventures in the amount of $63.9 million. The Company did not recognize any impairment charges in connection with these joint ventures in fiscal 2012, 2011 or 2010.
In December 2011, the Company entered into a joint venture in which it has a 50% interest to develop a high-rise luxury for-sale/rental project in the metro-New York market. At October 31, 2012, the Company had an investment of $87.3 million and was committed to make additional investments of $37.5 million in this joint venture. Under the terms of the agreement, upon completion of the construction of the building, the Company will acquire ownership of the top 18 floors of the building to sell, for its own account, luxury condominium units and its partner will receive ownership of the lower floors containing residential rental units and retail space.
In the third quarter of fiscal 2012, the Company invested in a joint venture in which it has a 50% interest that will develop a high-rise luxury condominium/hotel project in the metro-New York market. At October 31, 2012, the Company had invested $5.4 million in this joint venture. The Company expects to make additional investments of approximately $47.7 million for the development of this property. The joint venture expects to borrow additional funds to complete the construction of this project. The Company has also guaranteed approximately $9.8 million of payments related to the ground lease on this project.
In the fourth quarter of fiscal 2012, the Company invested in a joint venture in which it has a 50% interest that will develop a multi-family residential apartment project containing approximately 398 units. At October 31, 2012, the Company had an investment of $15.4 million in this joint venture. The joint venture expects to borrow funds to complete the construction of this project. The Company does not have any additional commitment to fund this joint venture.
Structured Asset Joint Venture
In July 2010, the Company, through Gibraltar, invested in a joint venture in which it is a 20% participant with two unrelated parties to purchase a 40% interest in an entity that owns and controls a portfolio of loans and real estate (“Structured Asset Joint Venture”). At October 31, 2012, the Company had an investment of $37.3 million in this Structured Asset Joint Venture. At October 31, 2012, the Company did not have any commitments to make additional contributions to the joint venture and has not guaranteed any of the joint venture’s liabilities. If the joint venture needs additional capital and a participant fails to make a requested capital contribution, the other participants may make a contribution in consideration for a preferred return or may make the additional capital contribution and diminish the non-contributing participant’s ownership interest.
Toll Brothers Realty Trust and Trust II
In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust II (“Trust II”) to be in a position to invest in commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by an affiliate of PASERS. At October 31, 2012, the Company had an investment of $3.2 million in Trust II. Prior to the formation of Trust II, the Company formed Toll Brothers Realty Trust (“Trust”) in 1998 to invest in commercial real estate opportunities. The Trust is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Douglas C. Yearley, Jr. and former members of the Company’s senior management; and one-third by an affiliate of PASERS (collectively, the “Shareholders”). As of October 31, 2012, the Company had a net investment in the Trust of $0.1 million. The Company provides development, finance and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $2.7 million, $2.9 million and $3.1 million in fiscal 2012, 2011 and 2010, respectively.
General
At October 31, 2012, the Company had accrued $2.1 million of aggregate exposure with respect to its estimated obligations to unconsolidated entities in which it has an investment. The Company’s investments in these entities are accounted for using the equity method. The Company recognized $40.9 million of impairment charges related to its investments in and advances to unconsolidated entities in fiscal 2011. The Company did not recognize any impairment charges related to its investments in and advances to unconsolidated entities in fiscal 2012 or 2010. In fiscal 2012, the Company recovered $2.3 million of costs it previously incurred. Impairment charges and recoveries related to these entities are included in “Income (loss) from unconsolidated entities” in the Company’s Consolidated Statements of Operations.
At October 31, 2012, the Company determined that two of its joint ventures were VIEs under the guidance within ASC810. However, the Company concluded that it was not the primary beneficiary of the VIEs because the power to direct the activities of these VIEs that most significantly impact their performance was shared by the Company and VIEs' other members. Business plans, budgets and other major decisions are required to be unanimously approved by all members. Management and other fees earned by the Company are nominal and believed to be at market rates and there is no significant economic disproportionality between the Company and other members.
The condensed balance sheets, as of the dates indicated, and the condensed statements of operations, for the periods indicated, for the Company’s unconsolidated entities in which it has an investment, aggregated by type of business, are included below (in thousands). The column titled "Home Building Joint Ventures" includes the Planned Community and Other Joint Ventures described above.

Condensed Balance Sheets:

	October 31, 2012
	Develop- ment joint ventures	Home building joint ventures	Toll Brothers Realty Trust I and II	Structured asset joint venture	Total
Cash and cash equivalents	17,189	40,126	11,005	44,176	112,496
Inventory	255,561	294,724	5,643		555,928
Non-performing loan portfolio				226,315	226,315
Rental properties			173,767		173,767
Real estate owned				254,250	254,250
Other assets (1)	12,427	72,301	9,182	237,476	331,386
Total assets	285,177	407,151	199,597	762,217	1,654,142
Debt (1)	96,862	34,184	195,359	311,801	638,206
Other liabilities	13,890	5,707	5,202	561	25,360
Members’ equity	174,425	367,260	(964)	179,942	720,663
Noncontrolling interest				269,913	269,913
Total liabilities and equity	285,177	407,151	199,597	762,217	1,654,142
Company’s net investment in unconsolidated entities (2)	116,452	173,465	3,357	37,343	330,617

	October 31, 2011
	Develop- ment joint ventures	Home building joint ventures	Toll Brothers Realty Trust I and II	Structured asset joint venture	Total
Cash and cash equivalents	14,190	10,663	11,726	48,780	85,359
Inventory	37,340	170,239	5,501		213,080
Non-performing loan portfolio				295,044	295,044
Rental properties			178,339		178,339
Real estate owned			1,087	230,872	231,959
Other assets (1)	331,315	20,080	9,675	159,143	520,213
Total assets	382,845	200,982	206,328	733,839	1,523,994
Debt (1)	327,856	50,515	198,927	310,847	888,145
Other liabilities	5,352	9,745	3,427	382	18,906
Members’ equity	49,637	140,722	3,974	172,944	367,277
Noncontrolling interest				249,666	249,666
Total liabilities and equity	382,845	200,982	206,328	733,839	1,523,994
Company’s net investment in unconsolidated entities (2)	17,098	72,734	1,872	34,651	126,355

(1)
Included in other assets at October 31, 2012 and 2011 of the Structured Asset Joint Venture is $237.5 million and $152.6 million, respectively, of restricted cash held in a defeasance account which will be used to repay debt of the Structured Asset Joint Venture.

(2)
Differences between the Company’s net investment in unconsolidated entities and its underlying equity in the net assets of the entities are primarily a result of the difference in the purchase price of a joint venture interest and its underlying equity, impairments related to the Company’s investments in unconsolidated entities, a loan made to one of the entities by the Company, interest capitalized on the Company's investment and distributions from entities in excess of the carrying amount of the Company’s net investment.

Condensed Statements of Operations:

	For the year ended October 31, 2012
	Develop- ment joint ventures	Home building joint ventures	Toll Brothers Realty Trust I and II	Structured asset joint venture	Total
Revenues	39,278	89,947	37,035	31,686	197,946
Cost of revenues	36,315	65,068	13,985	32,828	148,196
Other expenses	1,414	4,116	20,587	8,646	34,763
Gain on disposition of loans and REO				(42,244)	(42,244)
Total expenses	37,729	69,184	34,572	(770)	140,715
Income from operations	1,549	20,763	2,463	32,456	57,231
Other income	2,658	157		691	3,506
Net income before noncontrolling interest	4,207	20,920	2,463	33,147	60,737
Less: Net income attributable to noncontrolling interest				19,888	19,888
Net income	4,207	20,920	2,463	13,259	40,849
Company’s equity in earnings of unconsolidated entities (3)	3,996	14,985	1,919	2,692	23,592

	For the year ended October 31, 2011
	Develop- ment joint ventures	Home building joint ventures	Toll Brothers Realty Trust I and II	Structured asset joint venture	Total
Revenues	4,624	242,326	37,728	46,187	330,865
Cost of revenues	3,996	191,922	15,365	30,477	241,760
Other expenses	1,527	8,954	18,808	10,624	39,913
Gain on disposition of loans and REO				(61,406)	(61,406)
Total expenses	5,523	200,876	34,173	(20,305)	220,267
Income (loss) from operations	(899)	41,450	3,555	66,492	110,598
Other income	9,498	1,605		252	11,355
Net income before noncontrolling interest	8,599	43,055	3,555	66,744	121,953
Less: Net income attributable to noncontrolling interest				40,048	40,048
Net income	8,599	43,055	3,555	26,696	81,905
Company’s equity in (loss) earnings of unconsolidated entities (3)	(25,272)	15,159	3,580	5,339	(1,194)

	For the year ended October 31, 2010
	Development joint ventures	Home building joint ventures	Toll Brothers Realty Trust I and II	Structured asset joint venture	Total
Revenues	7,370	132,878	34,755	16,582	191,585
Cost of revenues	6,402	106,638	13,375	6,693	133,108
Other expenses	1,522	8,121	18,693	2,977	31,313
Loss on disposition of loans and REO				5,272	5,272
Total expenses	7,924	114,759	32,068	14,942	169,693
Income (loss) from operations	(554)	18,119	2,687	1,640	21,892
Other income	13,616	572		5	14,193
Net income before noncontrolling interest	13,062	18,691	2,687	1,645	36,085
Less: Net income attributable to noncontrolling interest				987	987
Net income	13,062	18,691	2,687	658	35,098
Company’s equity in earnings of unconsolidated entities (3)	10,664	11,272	1,402	132	23,470

(3)
Differences between the Company’s equity in earnings (losses) of unconsolidated entities and the underlying net income of the entities are primarily a result of impairments related to the Company’s investments in unconsolidated entities, distributions from entities in excess of the carrying amount of the Company’s net investment and the Company’s share of the entities profits related to home sites purchased by the Company that reduces the Company’s cost basis of the home sites.

5. Investments in Non-performing Loan Portfolios and Foreclosed Real Estate
The Company’s investment in non-performing loan portfolios consisted of the following at October 31, 2012 and 2011 (amounts in thousands):

	2012	2011
Unpaid principal balance	$99,693	$171,559
Discount on acquired loans	(62,524)	(108,325)
Carrying value	$37,169	$63,234
In fiscal 2012, Gibraltar acquired 12 non-performing loans with an unpaid principal balance of approximately $56.6 million. The purchase included non-performing loans primarily secured by commercial land and buildings in various stages of completion.
In September 2011, Gibraltar acquired 38 non-performing loans with an unpaid principal balance of approximately $71.4 million. The purchase included residential acquisition, development and construction loans secured by properties at various stages of completion.
In March 2011, the Company, through Gibraltar, acquired a 60% participation in a portfolio of non-performing loans. The portfolio of 83 loans, with an unpaid principal balance of approximately $200.3 million consisted primarily of residential acquisition, development and construction loans secured by properties at various stages of completion. The Company oversees the day-to-day management of the portfolio in accordance with the business plans that are jointly approved by the Company and the co-participant. The Company receives a management fee for such services. The Company recognizes income from the loan portfolio based upon its participation interest until such time as the portfolio meets certain internal rates of return as stipulated in the participation agreement. Upon reaching the stipulated internal rates of return, the Company will be entitled to receive additional income above its participation percentage from the portfolio.

The following table summarizes, for the portfolios acquired in fiscal 2012 and 2011, the accretable yield and the non-accretable difference on the Company's investment in the non-performing loan portfolios as of their acquisition date (amounts in thousands).

	2012	2011
Contractually required payments, including interest	$58,234	$200,047
Non-accretable difference	(8,235)	(81,723)
Cash flows expected to be collected	49,999	118,324
Accretable difference	(20,514)	(51,462)
Non-performing loans carrying amount	$29,485	$66,862
The activity in the accretable yield for the Company’s investments in the non-performing loan portfolios for the years ended October 31, 2012 and 2011 was as follows (amounts in thousands):

	2012	2011
Balance, beginning of period	$42,326	$—
Loans acquired	20,514	51,462
Additions	5,539
Deletions	(40,227)	(4,656)
Accretion	(10,956)	(4,480)
Balance, end of period	$17,196	$42,326
Additions primarily represent reclassifications from nonaccretable yield to accretable yield and the impact of impairments. The additions to accretable yield and the accretion of interest income are based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continues to gather additional information regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in the years ended October 31, 2012 and 2011 is not necessarily indicative of expected future results. Deletions primarily represent disposal of loans, which includes foreclosure of the underlying collateral and result in the removal of the loans from the accretable yield portfolios.
Real Estate Owned
The following table presents the activity in REO at October 31, 2012 and 2011 (amounts in thousands):

	2012	2011
Balance, beginning of period	$5,939	$—
Additions	54,174	5,939
Sales	(1,353)
Impairments	(126)
Depreciation	(281)
Balance, end of period	$58,353	$5,939
As of October 31, 2012, approximately $5.9 million and $52.4 million of REO was classified as held-for-sale and held-and-used, respectively. At October 31, 2011, all REO was classified as held-and-used.
General
The Company’s earnings from its Gibraltar's operations, excluding its equity earnings from its investment in the Structured Asset Joint Venture, are included in other income - net in its Consolidated Statements of Operations. In the years ended October 31, 2012 and 2011, the Company recognized $4.5 million and $1.5 million of earnings, respectively, from Gibraltar's operations.

6. Credit Facility, Loans Payable, Senior Notes, Senior Subordinated Notes and Mortgage Company Warehouse Loan
Credit Facility
On October 22, 2010, the Company entered into an $885 million revolving credit facility (“Credit Facility”) with 12 banks, which extends to October 2014. At October 31, 2012, the Company had no outstanding borrowings under the Credit Facility but had outstanding letters of credit of approximately $70.1 million. At October 31, 2012, interest would have been payable on borrowings under the Credit Facility at 2.75% (subject to adjustment based upon the Company’s debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by the Company from time to time. Under the terms of the Credit Facility, the Company is not permitted to allow its maximum leverage ratio (as defined in the Credit Facility agreement) to exceed 1.75 to 1.00 and is required to maintain a minimum tangible net worth (as defined in the Credit Facility agreement) of approximately $2.16 billion at October 31, 2012. At October 31, 2012, the Company’s leverage ratio was approximately 0.31 to 1.00 and its tangible net worth was approximately $3.07 billion. Based upon the minimum tangible net worth requirement, the Company’s ability to pay dividends and repurchase its common stock was limited to an aggregate amount of approximately $1.21 billion at October 31, 2012. At October 31, 2012, the Company is obligated to pay an undrawn commitment fee of 0.63% (subject to adjustment based upon the Company’s debt rating and leverage ratios) based on the average daily unused amount of the facility.
Loans Payable
The Company’s loans payable represent purchase money mortgages on properties the Company has acquired that the seller has financed and various revenue bonds that were issued by government entities on behalf of the Company to finance community infrastructure and the Company’s manufacturing facilities. Information regarding the Company’s loans payable at October 31, 2012 and 2011 is included in the table below ($ amounts in thousands).

	2012	2011
Aggregate loans payable at October 31	$99,817	$106,556
Weighted-average interest rate	3.64%	3.99%
Interest rate range	0.26% - 7.87%	0.16% - 7.87%
Loans secured by assets
Carrying value of loans secured by assets	$98,952	$105,092
Carrying value of assets securing loans	$311,104	$283,169
Senior Notes
At October 31, 2012 and 2011, the Company’s senior notes consisted of the following (amounts in thousands):

	2012	2011
6.875% Senior Notes due November 15, 2012	$59,068	$139,776
5.95% Senior Notes due September 15, 2013	104,785	141,635
4.95% Senior Notes due March 15, 2014	267,960	267,960
5.15% Senior Notes due May 15, 2015	300,000	300,000
8.91% Senior Notes due October 15, 2017	400,000	400,000
6.75% Senior Notes due November 1, 2019	250,000	250,000
5.875% Senior Notes due February 15, 2022	419,876
0.5% Exchangeable Senior Notes due September 15, 2032	287,500
Bond discount	(8,726)	(8,399)
	$2,080,463	$1,490,972
The senior notes are the unsecured obligations of Toll Brothers Finance Corp., a 100%-owned subsidiary of the Company. The payment of principal and interest is fully and unconditionally guaranteed, jointly and severally, by the Company and a majority of its home building subsidiaries (together with Toll Brothers Finance Corp., the “Senior Note Parties”). The senior notes rank equally in right of payment with all the Senior Note Parties’ existing and future unsecured senior indebtedness, including the Credit Facility. The senior notes are structurally subordinated to the prior claims of creditors, including trade creditors, of the subsidiaries of the Company that are not guarantors of the senior notes. The senior notes, other than the 0.5% Exchangeable Senior Notes due 2032 (“0.5% Senior Notes”), are redeemable in whole or in part at any time at the option of the Company, at prices that vary based upon the then-current rates of interest and the remaining original term of the notes. The 0.5% Senior Notes are not redeemable by the Company prior to September 15, 2017.
In February 2012, the Company, through Toll Brothers Finance Corp., issued $300 million principal amount of 5.875% Senior Notes due 2022 (the “5.875% Senior Notes”). The Company received $296.2 million of net proceeds from the issuance of the 5.875% Senior Notes. In March 2012, the Company, through Toll Brothers Finance Corp., issued an additional $119.9 million principal amount of its 5.875% Senior Notes in exchange for $80.7 million principal amount of its 6.875% Senior Notes due 2012 and $36.9 million principal amount of its 5.95% Senior Notes due 2013. The Company recognized a charge of $1.2 million in fiscal 2012 representing the aggregate costs associated with the exchange of both series of notes; these expenses are included in selling, general and administrative expenses in the Consolidated Statement of Operations.
In September 2012, the Company, through Toll Brothers Finance Corp., issued $287.5 million principal amount of 0.5% Senior Notes. The Company received $282.5 million of net proceeds from the issuance of the 0.5% Senior Notes. The 0.5% Senior Notes are exchangeable into shares of the Company's common stock at an exchange rate of 20.3749 shares per $1,000 principal amount of notes, corresponding to an initial exchange price of approximately $49.08 per share of the Company's common stock. If all of the 0.5% Senior Notes are exchanged, the Company would issue approximately 5.9 million shares of its common stock. Shares issuable upon conversion of the 0.5% Senior Notes are included in the calculation of diluted earnings per share (See Note 11, "Income (Loss) Per Share Information" for more information regarding the number of shares included). Holders of the 0.5% Senior Notes will have the right to require Toll Brothers Finance Corp. to repurchase their notes for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on each of December 15, 2017, September 15, 2022 and September 15, 2027. Toll Brothers Finance Corp. will have the right to redeem the 0.5% Senior Notes on or after September 15, 2017 for cash equal to 100% of their principal amount, plus accrued but unpaid interest.
The Company repurchased $55.1 million of its 6.875% Senior Notes due 2012 in fiscal 2011 and $45.5 million ($13.5 million of its 5.95% Senior notes due 2013 and $32.0 million of its 4.95% Senior Notes due 2014) of its senior notes in fiscal 2010. In fiscal 2011 and 2010, the Company recognized $3.8 million and $1.2 million, respectively, of expenses related to the retirement of these notes. Expenses related to the retirement of notes include, if any, premium paid, write-off of unamortized debt issuance costs and other debt redemption costs.
In November 2012, the Company repaid the $59.1 million of outstanding 6.875% Senior Notes due November 15, 2012.
Senior Subordinated Notes
The senior subordinated notes were the unsecured obligations of Toll Corp., a 100%-owned subsidiary of the Company were guaranteed on a senior subordinated basis by the Company, were subordinated to all existing and future senior indebtedness of the Company and were structurally subordinated to the prior claims of creditors, including trade creditors, of the Company’s subsidiaries other than Toll Corp. The indentures governing these notes restricted certain payments by the Company, including cash dividends and repurchases of Company stock.
The Company redeemed $47.9 million of its 8.25% Senior Subordinated Notes due December 2011 in fiscal 2010 and recognized $34,000 of expenses related to the retirement of the notes.
Mortgage Company Loan Facilities
TBI Mortgage Company (“TBI Mortgage”), the Company’s wholly-owned mortgage subsidiary, has a Master Repurchase Agreement (the “Repurchase Agreement”) with Comerica Bank. The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by TBI Mortgage and it is accounted for as a secured borrowing under ASC 860. The Repurchase Agreement, as amended, provides for loan purchases up to $50 million, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $75 million for a short period of time. The Repurchase Agreement, as amended, expires on July 23, 2013 and bears interest at LIBOR plus 2.00%, with a minimum rate of 3.00%. Borrowings under this facility are included in the fiscal 2013 maturities.
At October 31, 2012 and 2011, there were $72.7 million and $57.4 million, respectively, outstanding under the Repurchase Agreement, which are included in liabilities in the accompanying Consolidated Balance Sheets. At October 31, 2012 and 2011, amounts outstanding under the Repurchase Agreement were collateralized by $86.4 million and $63.2 million, respectively, of mortgage loans held for sale, which are included in assets in the Company’s Consolidated Balance Sheets. As of October 31, 2012, there were no aggregate outstanding purchase price limitations reducing the amount available to TBI Mortgage. There are several restrictions on purchased loans under the Repurchase Agreement, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent and they cannot support any other borrowing or repurchase agreement.

General
As of October 31, 2012, the annual aggregate maturities of the Company’s loans and notes during each of the next five fiscal years are as follows (amounts in thousands):

Amount
2013	$265,837
2014	278,092
2015	310,103
2016	402,068
2017	1,003,323
7. Accrued Expenses
Accrued expenses at October 31, 2012 and 2011 consisted of the following (amounts in thousands):

	2012	2011
Land, land development and construction	$124,731	$109,574
Compensation and employee benefit	111,093	96,037
Insurance and litigation	101,908	130,714
Warranty	41,706	42,474
Interest	28,204	25,968
Commitments to unconsolidated entities	2,135	60,205
Other	66,573	56,079
	$476,350	$521,051
The Company accrues expected warranty costs at the time each home is closed and title and possession have been transferred to the home buyer. Changes in the warranty accrual during fiscal 2012, 2011 and 2010 were as follows (amounts in thousands):

	2012	2011	2010
Balance, beginning of year	$42,474	$45,835	$53,937
Additions for homes closed during the year	10,560	8,809	9,147
Additions for liabilities acquired	731
Additions (reductions) to accruals for homes closed in prior years	479	(828)	(4,684)
Charges incurred	(12,538)	(11,342)	(12,565)
Balance, end of year	$41,706	$42,474	$45,835

8. Income Taxes
The following table provides a reconciliation of the Company’s effective tax rate from the federal statutory tax rate for the fiscal years ended October 31, 2012, 2011 and 2010 ($ amounts in thousands).

	2012		2011		2010
	$	%*	$	%*	$	%*
Federal tax benefit at statutory rate	39,530	35.0	(10,278)	35.0	(41,015)	35.0
State taxes, net of federal benefit	4,711	4.2	(954)	3.2	(3,809)	3.3
Reversal of accrual for uncertain tax positions	(34,167)	(30.3)	(52,306)	178.1	(39,485)	33.7
Accrued interest on anticipated tax assessments	5,000	4.4	3,055	(10.4)	9,263	(7.9)
Increase in unrecognized tax benefits	5,489	4.9			35,575	(30.4)
Increase in deferred tax assets, net			(25,948)	88.4
Valuation allowance — recognized			43,876	(149.4)	55,492	(47.4)
Valuation allowance — reversed	(394,718)	(349.5)	(25,689)	87.5	(128,640)	109.8
Other	(49)	—	(917)	3.1	(1,194)	1.0
Tax benefit	(374,204)	(331.3)	(69,161)	235.5	(113,813)	97.1

*	Due to rounding, amounts may not add.
The Company currently operates in 19 states and is subject to various state tax jurisdictions. The Company estimates its state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction and the Company’s ability to utilize certain tax-saving strategies. Due primarily to a change in the Company’s estimate of the allocation of income or loss, as the case may be, among the various taxing jurisdictions and changes in tax regulations and their impact on the Company’s tax strategies, the Company’s estimated rate for state income taxes was 6.4% in fiscal 2012 and 5.0% for each of fiscal 2011 and 2010.
The following table provides information regarding the (benefit) provision for income taxes for each of the fiscal years ended October 31, 2012, 2011 and 2010 (amounts in thousands).

	2012	2011	2010
Federal	$(329,277)	$(21,517)	$(67,318)
State	(44,927)	(47,644)	(46,495)
	$(374,204)	$(69,161)	$(113,813)

Current	$(21,296)	$(43,212)	$(156,985)
Deferred	(352,908)	(25,949)	43,172
	$(374,204)	$(69,161)	$(113,813)
In November 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted into law which allowed the Company to carry back its fiscal 2010 taxable loss against taxable income reported in fiscal 2006 and receive a federal tax refund in its second quarter of fiscal 2011 of $154.3 million. The tax losses generated in fiscal 2010 were primarily from the recognition for tax purposes of previously recognized book impairments and the recognition of stock option expenses recognized for book purposes in prior years.

The following table provides a reconciliation of the change in the unrecognized tax benefits for the years ended October 31, 2012, 2011 and 2010 (amounts in thousands).

	2012	2011	2010
Balance, beginning of year	$104,669	$160,446	$171,366
Increase in benefit as a result of tax positions taken in prior years	5,000	8,168	14,251
Increase in benefit as a result of tax positions taken in current year	5,489		15,675
Decrease in benefit as a result of settlements	—	(17,954)
Decrease in benefit as a result of completion of audits	(1,782)	(33,370)
Decrease in benefit as a result of lapse of statute of limitation	(32,385)	(12,621)	(40,846)
Balance, end of year	$80,991	$104,669	$160,446
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
The Company recognizes in its tax benefit, potential interest and penalties. The following table provides information as to the amounts recognized in its tax provision, before reduction for applicable taxes and reversal of previously accrued interest and penalties, of potential interest and penalties in the twelve-month periods ended October 31, 2012, 2011 and 2010, and the amounts accrued for potential interest and penalties at October 31, 2012 and 2011 (amounts in thousands).

Expense recognized in statements of operations
Fiscal year
2012	$5,000
2011	$4,700
2010	$14,300

Accrued at:
October 31, 2012	$24,906
October 31, 2011	$29,200
The amounts accrued for interest and penalties are included in “Income taxes payable” on the Company’s consolidated balance sheets.

Since the beginning of fiscal 2007, the Company recorded significant deferred tax assets as a result of the recognition of inventory impairments and impairments of investments in and advances to unconsolidated entities. In accordance with GAAP, the Company assessed whether a valuation allowance should be established based on its determination of whether it is “more likely than not” that some portion or all of the deferred tax assets would not be realized. In fiscal 2009, the Company recorded valuation allowances against its deferred tax assets. The Company believed that the continued downturn in the housing market, the uncertainty as to its length and magnitude, the Company's continued recognition of impairment charges, and its operating losses were significant negative evidence of the need for a valuation allowance against its net deferred tax assets.

At October 31, 2012, the Company considered the need for a valuation allowance against its deferred tax assets considering all available and objectively verifiable positive and negative evidence. That evidence principally consisted of (i) an indication that the events and conditions that gave rise to significant losses in recent years were unlikely to recur in the foreseeable future, (ii) a return to profitability in fiscal 2012 together with expectations of continuing profitability in fiscal 2013, supported by existing backlog, and beyond, and (iii) the term of the statutory operating loss carry-forward periods provide evidence that it is more likely than not that these deferred tax assets will be realized.

At October 31, 2012, the Company re-evaluated the evidence related to the need for its deferred tax asset valuation allowances and determined that the valuation allowance on its federal deferred tax assets and certain state valuation allowances were no longer needed. Accordingly, in fiscal 2012, the Company reversed a valuation allowance in the amount of $394.7 million. This has been reported as a component of income tax benefit in the accompanying Consolidated Statement of Operations. The remaining valuation allowance of $57.0 million relates to deferred tax assets in states that have not met the “more-likely-than-not” realization threshold criteria. The Company will continue to review its deferred tax assets in accordance with ASC 740.
The components of net deferred tax assets and liabilities at October 31, 2012 and 2011 are set forth below (amounts in thousands).

	2012	2011*
Deferred tax assets:
Accrued expenses	$57,734	$59,411
Impairment charges	319,818	368,459
Inventory valuation differences	29,288	30,802
Stock-based compensation expense	44,336	38,454
Amounts related to unrecognized tax benefits	36,934	47,387
State tax, net operating loss carryforward	50,006	52,323
Federal tax net operating loss carryforward	25,170	11,232
Other	20,169	11,783
Total assets	583,455	619,851
Deferred tax liabilities:
Capitalized interest	102,713	84,915
Deferred income	6,608	7,771
Expenses taken for tax purposes not for book	36,811	58,502
Depreciation	3,994	2,344
Deferred marketing	18,229	14,557
Total liabilities	168,355	168,089
Net deferred tax assets before valuation allowances	415,100	451,762
Cumulative valuation allowance - state	(57,044)	(89,142)
Cumulative valuation allowance - federal		(362,620)
Net deferred tax assets	$358,056	$—

*
To conform to the current period presentation, the October 31, 2011 amounts reflect adjustments to certain deferred amounts by $24.4 million with a corresponding adjustment to the related valuation allowances.

For federal income tax purposes, the Company is allowed to carry forward tax losses for 20 years and apply such tax losses to future taxable income to realize its federal deferred tax assets. At October 31, 2012, the Company estimates that it will have federal tax loss carryfowards of approximately $106.3 million resulting from losses incurred for federal income tax purposes during fiscal years 2011 and 2012.

We file tax returns in the various states in which we do business. Each state has its own statutes regarding the use of tax loss carryforwards. Some of the states in which we do business do not allow for the carryfoward of losses while others allow for carryforwards for 5 years to 20 years.
9. Stockholders’ Equity
The Company’s authorized capital stock consists of 400 million shares of common stock, $.01 par value per share and 15 million shares of preferred stock, $.01 par value per share. At October 31, 2012, the Company had 168.6 million shares of common stock issued and outstanding (excluding 0.1 million shares of treasury stock), 11.7 million shares of common stock reserved for outstanding stock options and restricted stock units, 5.5 million shares of common stock reserved for future stock option and award issuances, 5.9 million reserved for the conversion of its 0.5% senior notes and 0.6 million shares of common stock reserved for issuance under the Company’s employee stock purchase plan. As of October 31, 2012, the Company had issued no shares of preferred stock.

Issuance of Common Stock
In fiscal 2012, 2011 and 2010, the Company issued 1,350, 1,250 and 1,250 shares of restricted common stock, respectively, pursuant to its stock incentive plans to certain outside directors. The Company is amortizing the fair market value of the awards on the date of grant over the period of time that each award vests. At October 31, 2012, 1,975 shares of the restricted stock awards were unvested.
Stock Repurchase Program
In March 2003, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various benefit plans.
The following table provides information about the Company’s share repurchase program for the fiscal years ended October 31, 2012, 2011 and 2010.

	2012	2011	2010
Number of shares purchased (in thousands)	20	3,068	31
Average price per share	$25.62	$16.00	$19.24
Remaining authorization at October 31(in thousands)	8,766	8,786	11,855
Stockholder Rights Plan and Transfer Restriction
In June 2007, the Company adopted a shareholder rights plan (“2007 Rights Plan”). The rights issued pursuant to the 2007 Rights Plan will become exercisable upon the earlier of (i) ten days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of the Company’s common stock or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of the outstanding shares of common stock. No rights were exercisable at October 31, 2012.
On March 17, 2010, the Board of Directors of the Company adopted a Certificate of Amendment to the Second Restated Certificate of Incorporation of the Company (the “Certificate of Amendment”). The Certificate of Amendment includes an amendment approved by the Company’s stockholders at the 2010 Annual Meeting of Stockholders' that restricts certain transfers of the Company’s common stock in order to preserve the tax treatment of the Company’s net operating and unrealized tax losses. The Certificate of Amendment’s transfer restrictions generally restrict any direct or indirect transfer of the Company’s common stock if the effect would be to increase the direct or indirect ownership of any Person (as defined in the Certificate of Amendment) from less than 4.95% to 4.95% or more of the Company’s common stock or increase the ownership percentage of a person owning or deemed to own 4.95% or more of the Company’s common stock. Any direct or indirect transfer attempted in violation of this restriction would be void as of the date of the prohibited transfer as to the purported transferee.
10. Stock-Based Benefit Plans
The Company has two active stock incentive plans, one for employees (including officers) and one for non-employee directors. The Company’s active stock incentive plans provide for the granting of incentive stock options (solely to employees) and non-qualified stock options with a term of up to ten years at a price not less than the market price of the stock at the date of grant. The Company’s active stock incentive plans also provide for the issuance of stock appreciation rights and restricted and unrestricted stock awards and stock units, which may be performance-based.
The Company grants stock options, restricted stock and various types of restricted stock units to its employees and its non-employee directors under its stock incentive plans. Beginning in fiscal 2012, the Company changed the mix of stock-based compensation to its employees by reducing the number of stock options it grants and, in their place, issued non-performance- based restricted stock units as a form of compensation. At October 31, 2012, 2011 and 2010, the Company had 5,489,000, 6,712,000 and 8,038,000 shares, respectively, available for grant under its stock incentive plans.
The Company has one additional stock incentive plan for employees, officers and directors that is inactive except for outstanding stock option awards at October 31, 2012. No additional options may be granted under this plan. Stock options granted under this plan were made with a term of up to ten years at a price not less than the market price of the stock at the date of grant and generally vested over a four-year period for employees and a two-year period for non-employee directors.

The following table provides information regarding the amount of total stock-based compensation expense recognized by the Company for fiscal 2012, 2011 and 2010 (amounts in thousands):

	2012	2011	2010
Total stock-based compensation expense recognized	$15,575	$12,548	$9,689
Income tax benefit recognized	$5,711	$4,793	$3,711
At October 31, 2012, 2011 and 2010, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $14.2 million, $12.7 million and $11.1 million, respectively.
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
The following table summarizes the weighted-average assumptions and fair value used for stock option grants in each of the fiscal years ended October 31, 2012, 2011 and 2010.

	2012	2011	2010
Expected volatility	44.20% - 50.24%	45.38% - 49.46%	46.74% - 51.41%
Weighted-average volatility	46.99%	47.73%	49.51%
Risk-free interest rate	0.78% - 1.77%	1.64% - 3.09%	2.15% - 3.47%
Expected life (years)	4.59 - 9.06	4.29 - 8.75	4.44 - 8.69
Dividends	none	none	none
Weighted-average fair value per share of options granted	$8.70	$7.94	$7.63
The fair value of stock option grants is recognized evenly over the vesting period of the options or over the period between the grant date and the time the option becomes non-forfeitable by the employee, whichever is shorter. Stock option expense is generally included in the Company’s selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Information regarding the stock compensation expense, related to stock options, for fiscal 2012, 2011 and 2010 was as follows (amounts in thousands):

	2012	2011	2010
Stock compensation expense recognized - options	$7,411	$8,626	$9,332
In fiscal 2010, as part of severance plans for certain employees, the Company extended the period in which an option could be exercised on 175,813 options. The Company expensed $552,000 related to these extensions in fiscal 2010. This amount is included in the stock-based compensation expense recognized in the table above.
At October 31, 2012, total compensation cost related to non-vested stock option awards not yet recognized was approximately $7.2 million and the weighted-average period over which the Company expects to recognize such compensation costs and tax benefit is 2.4 years.

The following table summarizes stock option activity for the Company’s plans during each of the fiscal years ended October 31, 2012, 2011 and 2010 (amounts in thousands, except per share amounts):

	2012		2011		2010
	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price
Balance, beginning	12,868	$20.94	14,339	$19.36	16,123	$17.73
Granted	777	20.50	1,103	19.32	1,015	18.39
Exercised	(2,941)	12.52	(2,467)	11.07	(2,498)	8.72
Canceled	(35)	20.67	(107)	20.12	(301)	17.03
Balance, ending	10,669	$23.23	12,868	$20.94	14,339	$19.36
Options exercisable, at October 31,	8,540	$24.09	10,365	$21.24	11,670	$19.00
The weighted average remaining contractual life (in years) for options outstanding and exercisable at October 31, 2012 was 4.5 and 3.6 years, respectively.
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
The following table provides information pertaining to the intrinsic value of options outstanding and exercisable at October 31, 2012, 2011 and 2010 (amounts in thousands):

	2012	2011	2010
Intrinsic value of options outstanding	106,084	16,839	35,214
Intrinsic value of options exercisable	77,936	16,839	35,214
Information pertaining to the intrinsic value of options exercised and the fair value of options that became vested or modified in each of the fiscal years ended October 31, 2012, 2011 and 2010 is provided below (amounts in thousands):

	2012	2011	2010
Intrinsic value of options exercised	39,730	23,573	25,327
Fair value of options vested	10,079	11,027	12,336
The Company’s stock incentive plans permit optionees to exercise stock options using a “net exercise” method at the discretion of the Executive Compensation Committee of the Board of Directors (“Executive Compensation Committee”). In a net exercise, the Company withholds from the total number of shares that otherwise would be issued to an optionee upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings and remits the remaining shares to the optionee. The following table provides information regarding the use of the net exercise method for fiscal 2012, 2011 and 2010.

	2012	2011	2010
Options exercised	303,412	194,000	1,201,372
Shares withheld	151,889	98,918	798,420
Shares issued	151,523	95,082	402,952
Average market value per share withheld	$22.68	$18.94	$17.96
Aggregate market value of shares withheld (in thousands)	$3,445	$1,873	$14,341

In addition, pursuant to the provisions of the Company’s stock incentive plans, optionees are permitted to use the value of the Company’s common stock that they own to pay for the exercise of options (“stock swap method”). The following table provides information regarding the use of the stock swap method for fiscal 2012, 2011 and 2010.

	2012	2011	2010
Options exercised	19,686	28,900	29,512
Shares tendered	8,224	14,807	14,459
Shares issued	11,462	14,093	15,053
Average market value per share withheld	$25.52	$20.53	$19.71
Aggregate market value of shares tendered (in thousands)	$210	$304	$285
Performance Based Restricted Stock Units:
In December 2011, the Executive Compensation Committee approved awards of performance-based restricted stock units (“Performance-Based RSUs”) relating to shares of the Company’s common stock to certain of its senior management. The use of Performance-Based RSUs replaced the use of stock price-based restricted stock units awarded in prior years. The Performance-Based RSUs are based on the attainment of certain performance metrics of the Company in fiscal 2012. The number of shares underlying the Performance-Based RSUs that will be issued to the recipients may range from 90% to 110% of the base award depending on actual performance metrics as compared to the target performance metrics. The Performance-Based RSUs vest over a four-year period provided the recipients continue to be employed by the Company or serve on the Board of Directors of the Company (as applicable) as specified in the award document.
The value of the Performance-Based RSUs was determined to be equal to the estimated number of shares of the Company’s common stock to be issued multiplied by the closing price of the Company’s common stock on the New York Stock Exchange ("NYSE") on the date the Performance-Based RSUs were awarded. The Company evaluates the performance-based metrics quarterly and estimates the number of shares underlying the RSUs that are probable of being issued. The following table provides information regarding the issuance, valuation assumptions and amortization of the Company’s Performance-Based RSUs issued in fiscal 2012.

2012
Number of shares underlying Performance-Based RSUs to be issued	370,176
Closing price of the Company’s common stock on date of issuance	$20.50
Estimated aggregate fair value of Performance-Based RSUs issued (in thousands)	$7,589
Performance-Based RSU expense recognized (in thousands)	$3,953
Unamortized value of Performance-Based RSUs at October 31, 2012 (in thousands)	$3,636
Stock Price-Based Restricted Stock Units:
In each of December 2010, 2009 and 2008, the Executive Compensation Committee approved awards to certain of its executives of market performance-based restricted stock units (“Stock Price-Based RSUs”) relating to shares of the Company’s common stock. In fiscal 2012, the Company adopted a Performance-Based Restricted Stock Award program to replace the Stock Price-Based RSU program. The Stock Price-Based RSUs will vest and the recipients will be entitled to receive the underlying shares if the average closing price of the Company’s common stock on the NYSE, measured over any 20 consecutive trading days ending on or prior to five years from date of issuance of the Stock Price-Based RSUs increases 30% or more over the closing price of the Company’s common stock on the NYSE on the date of issuance (“Target Price”), provided the recipients continue to be employed by the Company or serve on the Board of Directors of the Company (as applicable) as specified in the award document. In fiscal 2012, the Target Price of the Stock Price-Based RSUs issued in December 2010, 2009 and 2008 were met. The Stock Price-Based RSUs issued in December 2008 were paid in fiscal 2012. The recipient of this RSU elected to use a portion of the shares underlying the RSU to pay the required income withholding taxes on the payout. The gross value of the RSU payout was $5,934,000 (200,000 shares), the income tax withholding was $2,409,000 (81,200 shares) and the net value of the shares delivered was $3,525,000 (118,800 shares).
The Company determined the aggregate value of the Stock Price-Based RSUs using a lattice-based option pricing model. Expenses related to the Stock Price-Based RSUs are included in the Company’s selling, general and administrative expenses. The following table provides information regarding the issuance, valuation assumptions, amortization and unamortized balances of the Company’s Stock Price-Based RSUs in and at the relevant periods and dates in fiscal 2012, 2011 and 2010.

	2012	2011	2010
Stock Price-Based RSUs issued:
Number issued	—	306,000	200,000
Closing price of the Company’s common stock on date of issuance		$19.32	$18.38
Target price		$25.12	$23.89
Volatility		48.22%	49.92%
Risk-free interest rate		1.99%	2.43%
Expected life		3.0 years	3.0 years
Aggregate fair value of Performance-Based RSUs issued (in thousands)		$4,994	$3,160
Stock Price-Based RSU expense recognized (in thousands)	$2,887	$3,701	$2,121

	2012	2011	2010
At October 31:
Aggregate outstanding Stock Price-Based RSUs	506,000	706,000	400,000
Cumulative unamortized value of Stock Price-Based RSUs (in thousands)	$2,042	$4,929	$3,636
Non-performance Based Restricted Stock Units:
In December 2012, 2011 and 2010, the Company issued restricted stock units (“RSUs”) to various officers and employees. These RSUs generally vest in annual installments over a four-year period. The value of the RSUs was determined to be equal to the number of shares of the Company’s common stock to be issued pursuant to the RSUs, multiplied by the closing price of the Company’s common stock on the NYSE on the date the RSUs were awarded. The following table provides information regarding these RSUs.

	2012	2011	2010
Non-performance-Based RSUs issued:
Number issued	107,820	15,497	19,663
Closing price of the Company’s common stock on date of issuance	$20.50	$19.32	$18.38
Aggregate fair value of RSUs issued (in thousands)	$2,210	$299	$361
Non-performance-Based RSU expense recognized (in thousands):
Twelve months ended October 31,	$156	$144	$138

	2012	2011	2010
At October 31:
Aggregate Non-performance-Based RSUs outstanding	137,764	30,994	19,663
Cumulative unamortized value of Non-performance-Based RSUs (in thousands)	$1,326	$379	$224
Restricted Stock Units in Lieu of Compensation
In December 2008, the Company issued restricted stock units (“RSUs”) relating to 62,051 shares of the Company’s common stock to a number of employees in lieu of a portion of the employees’ bonuses and in lieu of a portion of one employee’s 2009 salary. These RSUs, although not subject to forfeiture, will vest in annual installments over a four-year period, unless accelerated due to death, disability or termination of employment, as more fully described in the RSU award document. Because the RSUs are non-forfeitable, the value of the RSUs was determined to be equal to the number of shares of the Company’s common stock to be issued pursuant to the RSUs multiplied by $21.70, the closing price of the Company’s common stock on the NYSE on December 19, 2008, the date the RSUs were awarded. The amount applicable to employee bonuses was charged to the Company’s accrual for bonuses that it made in fiscal 2008 and the amount applicable to salary deferral ($130,000) was charged to selling, general and administrative expense in the three-month period ended January 31, 2009. The Company’s stock incentive plan permits the Company to withhold from the total number of shares that otherwise would be issued to a RSU recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the RSU participant. The following table provides information relating to the distribution of shares and the withholding of taxes on the RSUs for fiscal 2012, 2011 and 2010.

	2012	2011	2010
Shares withheld	356	741	924
Shares issued	7,982	8,975	2,749
Value of shares withheld (in thousands)	$10	$15	$17
At October 31, 2012, 2011 and 2010, approximately 38,000, 46,000 and 56,000 RSUs, respectively, were outstanding.
Employee Stock Purchase Plan
The Company’s employee stock purchase plan enables substantially all employees to purchase the Company’s common stock at 95% of the market price of the stock on specified offering dates without restriction or at 85% of the market price of the stock on specified offering dates subject to restrictions. The plan, which terminates in December 2017, provides that 1.2 million shares be reserved for purchase. At October 31, 2012, 594,000 shares were available for issuance.
The following table provides information regarding the Company’s employee stock purchase plan for fiscal 2012, 2011 and 2010.

	2012	2011	2010
Shares issued	18,456	23,079	23,587
Average price per share	$22.58	$15.59	$16.20
Compensation expense recognized (in thousands)	$63	$54	$57

11. Income (Loss) Per Share Information
Information pertaining to the calculation of income (loss) per share for each of the fiscal years ended October 31, 2012, 2011 and 2010 is as follows (amounts in thousands):

	2012	2011	2010
Numerator:
Net income (loss) as reported	$487,146	$39,795	$(3,374)
Plus: Interest attributable to 0.5% Senor Notes, net of income tax benefit	78
Numerator for diluted earnings (loss) per share	$487,224	$39,795	$(3,374)

Denominator:
Basic weighted-average shares	$167,346	$167,140	$165,666
Common stock equivalents (a)	1,996	1,241
Shares attributable to 0.5% Senior Notes (b)	812
Diluted weighted-average shares	$170,154	$168,381	$165,666
Other information:
Common stock equivalents excluded from diluted weighted-average shares due to anti-dilutive effect (a)			1,968
Weighted average number of anti-dilutive options (c)	3,646	7,936	8,401
Shares issued under stock incentive and employee stock purchase plans	2,927	2,390	1,712

(a)
Common stock equivalents represent the dilutive effect of outstanding in-the-money stock options using the treasury stock method, Stock Price-Based RSUs whose Target Price criteria have been met but are unpaid and shares expected to be issued under Performance-Based Restricted Stock Units. For fiscal 2010, there were no common stock equivalents used in the calculation of diluted earnings per share because the Company had a net loss and any incremental shares would be anti-dilutive.

(b)	On a full year basis, shares attributable to the 0.5% Senior Notes will be 5.9 million shares.

(c)	Based upon the average of the average quarterly closing prices of the Company’s common stock on the NYSE for the year.

12. Fair Value Disclosures
A summary of assets and (liabilities) at October 31, 2012 and 2011 related to the Company’s financial instruments, measured at fair value on a recurring basis, is set forth below (amounts in thousands).

		Fair value
Financial Instrument	Fair value hierarchy	October 31, 2012	October 31, 2011
Corporate Securities	Level 2	$260,772	$233,572
Certificates of Deposit	Level 2	$148,112
Short-Term Tax-Exempt Bond Fund	Level 1	$30,184
Residential Mortgage Loans Held for Sale	Level 2	$86,386	$63,175
Forward Loan Commitments - Residential Mortgage Loans Held for Sale	Level 2	$(102)	$218
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(202)	$(147)
Forward Loan Commitments—IRLCs	Level 2	$202	$147
At October 31, 2012 and 2011, the carrying value of cash and cash equivalents and restricted cash approximated fair value.
During fiscal 2012, the Company reevaluated the methodologies used by third party brokers in determining the estimated fair value of its investments in corporate securities. Based on this reevaluation, the Company concluded the estimated fair value of these investments was determined using Level 2 inputs. In prior years, corporate securities were classified as Level 1.
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

	Aggregate unpaid principal balance	Fair value	Excess
At October 31, 2012	$84,986	$86,386	$1,400
At October 31, 2011	$62,765	$63,175	$410
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
As of October 31, 2012 and 2011, the amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of marketable securities were as follows (amounts in thousands):

	October 31, 2012	October 31, 2011
Amortized cost	$438,755	$233,852
Gross unrealized holding gains	451	28
Gross unrealized holding losses	(138)	(308)
Fair value	$439,068	$233,572
The remaining contractual maturities of marketable securities as of October 31, 2012 ranged from less than 1 month to 26 months.
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

	Selling price per unit (in thousands)	Sales pace per year (in units)	Discount rate
Three months ended October 31, 2012	$501 - $536	11	18.3%
Three months ended July 31, 2012	$175 - $571	4 - 12	14.0% - 17.5%
Three months ended April 30, 2012	$413 - $472	6 - 17	17.5%
Three months ended January 31, 2012	$344 - $2,287	1 - 25	13.0% - 18.8%
The table below provides, for the periods indicated, the fair value of operating communities whose carrying value was adjusted and the amount of impairment charges recognized on operating communities (amounts in thousands).

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges recognized
Fiscal 2012:
January 31	113	8	$49,758	$6,425
April 30	115	2	$22,962	2,560
July 31	115	4	$6,609	2,685
October 31	108	3	$9,319	1,400
				$13,070
Fiscal 2011:
January 31	143	6	$56,105	$5,475
April 30	142	9	$40,765	10,725
July 31	129	2	$867	175
October 31	114	3	$3,367	710
				$17,085
Fiscal 2010:
January 31	260	14	$60,519	$22,750
April 30	161	7	$53,594	$15,020
July 31	155	7	$21,457	$6,600
October 31	144	12	$39,209	$9,119
				$53,489

Gibraltar’s portfolio of non-performing loans was recorded at estimated fair value at inception based on the acquisition price as determined by Level 3 inputs and was based on the estimated discounted future cash flows to be generated by the loans discounted at the rates used to value the portfolios at the acquisition dates. The table below provides, as of the dates indicated, the carrying amount and estimated fair value of the non-performing loan portfolios (amounts in thousands).

	October 31, 2012	October 31, 2011
Carrying amount	$37,169	$63,234
Estimated fair value	$38,109	$64,539
Gibraltar's REO was recorded at estimated fair value at the time it was acquired through foreclosure or deed in lieu actions using Level 3 inputs. The valuation techniques used are discussed in Note 1, "Significant Accounting Policies, Investments in Non-Performing Loan Portfolios and Foreclosed Real Estate".
The purchase price allocation performed in connection with our acquisition of CamWest was primarily based on Level 3 inputs. The assets acquired were primarily inventory. The valuation techniques used to value this inventory were similar to the criteria used in valuing inventory as described in Note 1, "Significant Accounting Policies, Inventory".
The table below provides, as of the dates indicated, the book value and estimated fair value of the Company’s debt at October 31, 2012 and 2011 (amounts in thousands).

		October 31, 2012		October 31, 2011
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (a)	Level 2	$99,817	$99,093	$106,556	$98,950
Senior notes (b)	Level 1	2,089,189	2,340,189	1,499,371	1,614,010
Mortgage company warehouse loan (c)	Level 2	72,664	72,664	57,409	57,409
		$2,261,670	$2,511,946	$1,663,336	$1,770,369

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
13. Employee Retirement and Deferred Compensation Plans
Salary Deferral Savings Plans
The Company maintains salary deferral savings plans covering substantially all employees. During the first quarter of fiscal 2009, due to the continued downturn in the Company’s business, the Company suspended its matching contributions and discretionary contributions to one of the plans. In fiscal 2011, the Company elected to make a discretionary contribution of 1% of eligible compensation for the plan year ended December 31, 2010. The Company made a 1% discretionary contribution for the plan year ended December 31, 2011 and for the plan year ended December 31, 2012 it intends to make a contribution of 2% of eligible compensation. Beginning in the third quarter of fiscal 2011, the Company resumed a matching contribution of up to 1% of eligible compensation for employees electing to contribute via salary deferrals and increased the matching contribution to 2% in January 2012. The Company recognized an expense, net of plan forfeitures, with respect to the plans of $5.0 million and $2.7 million for the fiscal years ended October 31, 2012 and 2011, respectively. The Company recognized $38,000 of expense for one plan in fiscal 2010.
Deferred Compensation Plan
The Company has an unfunded, non-qualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation, together with certain Company contributions, earns various rates of return depending upon when the compensation was deferred and the length of time that it has been deferred. A portion of the deferred compensation and interest earned may be forfeited by a participant if he or she elects to withdraw the compensation prior to the end of the deferral period. At October 31, 2012 and 2011, the Company had accrued $20.7 million and $19.1 million, respectively, for its obligations under the plan.

Defined Benefit Retirement Plans
The Company has two unfunded defined benefit retirement plans. Retirement benefits generally vest when the participant has completed 15 or 20 years of service with the Company and reaches normal retirement age (age 62). Unrecognized prior service costs are being amortized over the period from the date participants enter the plans until their interests are fully vested. The Company used a 3.07%, 4.06% and 4.99% discount rate in its calculation of the present value of its projected benefit obligations at October 31, 2012, 2011 and 2010, respectively. The rates represent the approximate long-term investment rate at October 31 of the fiscal year for which the present value was calculated. Information related to the plans is based on actuarial information calculated as of October 31, 2012, 2011 and 2010.

Information related to the Company’s retirement plans for each of the fiscal years ended October 31, 2012, 2011 and 2010 is as follows (amounts in thousands):

	2012	2011	2010
Plan costs:
Service cost	$389	$305	$270
Interest cost	1,212	1,290	1,396
Amortization of prior service cost	737	694	1,248
Acceleration of benefits			72
Amortization of unrecognized losses	66
	$2,404	$2,289	$2,986
Projected benefit obligation:
Beginning of year	$29,766	$26,037	$25,161
Plan amendments adopted during year	575		202
Service cost	389	305	270
Interest cost	1,212	1,290	1,396
Benefit payments	(731)	(504)	(125)
Change in unrecognized loss (gain)	3,108	2,638	(867)
Projected benefit obligation, end of year	$34,319	$29,766	$26,037
Unamortized prior service cost:
Beginning of year	$3,333	$4,027	$5,145
Plan amendments adopted during year	575		130
Amortization of prior service cost	(737)	(694)	(1,248)
Unamortized prior service cost, end of year	$3,171	$3,333	$4,027
Accumulated unrecognized (loss) gain, October 31	$(4,307)	$(1,265)	$1,372
Accumulated benefit obligation, October 31	$34,319	$29,766	$26,037
Accrued benefit obligation, October 31	$34,319	$29,766	$26,037
The table below provides, based upon the estimated retirement dates of the participants in the retirement plans, the amounts of benefits the Company would be required to pay in each of the next five fiscal years and for the five fiscal years ended October 31, 2022 in the aggregate (in thousands).

Year ending October 31,	Amount
2013	$955
2014	$1,042
2015	$1,645
2016	$1,770
2017	$2,028
November 1, 2017 - October 31, 2022	$12,247

14. Accumulated Other Comprehensive Loss and Total Comprehensive Income (Loss)
Accumulated other comprehensive loss at October 31, 2012 and 2011 was $4.8 million and $2.9 million, respectively, and was primarily related to employee retirement plans.
The table below provides, for each of the fiscal years ended October 31, 2012, 2011 and 2010, the components of total comprehensive income (loss) (amounts in thousands):

	2012	2011	2010
Net income (loss) as reported	$487,146	$39,795	$(3,374)
Changes in pension liability, net of tax benefit	(1,839)	(1,934)	1,986
Change in fair value of available-for-sale securities, net of tax benefit	476	(192)	74
Unrealized loss on derivative held by equity investee, net of tax benefit	(554)
Total comprehensive income (loss)	$485,229	$37,669	$(1,314)
Tax benefit recognized in total comprehensive income	$1,263
Due to the pre-tax losses recognized by the Company in fiscal 2011 and 2010 and its inability to forecast future profitability, the Company did not recognize tax benefit (provision) on the changes in other comprehensive income (loss) in those years. The benefit was recognized in fiscal 2012.
15. Commitments and Contingencies
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
Information regarding the Company’s land purchase commitments at October 31, 2012 and 2011 is provided in the table below (amounts in thousands).

	2012	2011
Aggregate purchase commitments:
Unrelated parties	$742,918	$551,905
Unconsolidated entities that the Company has investments in	4,067	12,471
Total	$746,985	$564,376
Deposits against aggregate purchase commitments	$42,921	$37,987
Additional cash required to acquire land	704,064	526,389
Total	$746,985	$564,376
Amount of additional cash required to acquire land included in accrued expenses	$4,328	$44
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
Investments in and Advances to Unconsolidated Entities
At October 31, 2012, the Company had investments in and advances to a number of unconsolidated entities, was committed to invest or advance additional funds and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 4, “Investments in and Advances to Unconsolidated Entities,” for more information regarding the Company’s commitments to these entities.
Surety Bonds and Letters of Credit
At October 31, 2012, the Company had outstanding surety bonds amounting to $382.2 million, primarily related to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that $241.6 million of work remains on these improvements. The Company has an additional $57.0 million of surety bonds outstanding that guarantee other obligations of the Company. The Company does not believe it is probable that any outstanding bonds will be drawn upon.
At October 31, 2012, the Company had outstanding letters of credit of $83.1 million, including $70.1 million under its Credit Facility and $13.0 million collateralized by restricted cash. These letters of credit were issued to secure various financial obligations of the Company including insurance policy deductibles and other claims, land deposits and security to complete improvements in communities in which it is operating. The Company believes it is not probable that any outstanding letters of credit will be drawn upon.
Backlog
At October 31, 2012, the Company had agreements of sale outstanding to deliver 2,569 homes with an aggregate sales value of $1.67 billion.
Mortgage Commitments
The Company’s mortgage subsidiary provides mortgage financing for a portion of the Company’s home closings. For those home buyers to whom the Company’s mortgage subsidiary provides mortgages, it determines whether the home buyer qualifies for the mortgage he or she is seeking based upon information provided by the home buyer and other sources. For those home buyers who qualify, the Company’s mortgage subsidiary provides the home buyer with a mortgage commitment that specifies the terms and conditions of a proposed mortgage loan based upon then-current market conditions. Prior to the actual closing of the home and funding of the mortgage, the home buyer will lock in an interest rate based upon the terms of the commitment. At the time of rate lock, the Company’s mortgage subsidiary agrees to sell the proposed mortgage loan to one of several outside recognized mortgage financing institutions (“investors”) that are willing to honor the terms and conditions, including interest rate, committed to the home buyer. The Company believes that these investors have adequate financial resources to honor their commitments to its mortgage subsidiary.
Information regarding the Company’s mortgage commitments at October 31, 2012 and 2011 is provided in the table below (amounts in thousands).

	2012	2011
Aggregate mortgage loan commitments:
IRLCs	$111,173	$129,553
Non-IRLCs	456,825	306,722
Total	$567,998	$436,275
Investor commitments to purchase:
IRLCs	$111,173	$129,553
Mortgage loans receivable	80,697	60,680
Total	$191,870	$190,233

Rent Expense and Future Rent Payments
The Company leases certain facilities and equipment under non-cancelable operating leases. Rental expense incurred by the Company under these operating leases were (amounts in thousands):

Year ending October 31,	Amount
2012	$11,183
2011	$12,405
2010	$16,583
At October 31, 2012, future minimum rent payments under the Company’s operating leases were (amounts in thousands):

Year ending October 31,	Amount
2013	$9,207
2014	7,704
2015	6,422
2016	4,686
2017	3,503
Thereafter	5,919
$37,441
16. Other Income - Net
The table below provides the components of other income - net for the years ended October 31, 2012, 2011 and 2010 (amounts in thousands):

	2012	2011	2010
Interest income	4,677	5,210	4,370
Income from ancillary businesses	6,607	3,734	5,871
Gibraltar	4,476	1,522	(472)
Management fee income	2,212	5,137	4,347
Retained customer deposits	3,247	2,076	11,190
Land sales, net	1,425	1,350	918
Other	3,277	4,374	2,089
Total other income - net	25,921	23,403	28,313
Income from ancillary businesses includes the activity of the Company’s non-core businesses which include its mortgage, title, landscaping, security monitoring, and golf course and country club operations. The table below provides revenues and expenses for the Company's non-core ancillary businesses for the years ended October 31, 2012, 2011 and 2010 (amounts in thousands):

	2012	2011	2010
Revenue	$67,137	$60,021	$51,458
Expense	$60,529	$56,287	$45,587

17. Information on Geographic Segments
The table below summarizes revenue and income (loss) before income taxes for each of the Company’s geographic segments for each of the fiscal years ended October 31, 2012, 2011 and 2010 (amounts in thousands):

	Revenues			Income (loss) before income taxes
	2012	2011	2010	2012	2011	2010
North	$513,724	$381,569	$407,723	$71,836	$42,525	$(2,296)
Mid-Atlantic	564,434	499,747	488,359	67,768	57,606	33,946
South	366,701	285,012	264,321	18,000	(25,936)	(35,193)
West	437,922	309,553	334,368	39,383	(27,113)	(11,895)
Corporate and other				(84,045)	(76,448)	(101,749)
Total	$1,882,781	$1,475,881	$1,494,771	$112,942	$(29,366)	$(117,187)
“Corporate and other” is comprised principally of general corporate expenses such as the Offices of the Executive Chairman, the Chief Executive Officer, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, directly expensed interest, offset, in part, by interest income and income from the Company’s ancillary businesses and income from a number of its unconsolidated entities.
Total assets for each of the Company’s geographic segments at October 31, 2012 and 2011 are shown in the table below (amounts in thousands):

	2012	2011
North	$1,205,900	$1,060,215
Mid-Atlantic	1,304,798	1,160,926
South	821,001	760,097
West	913,699	650,844
Corporate and other	1,935,646	1,423,164
Total	$6,181,044	$5,055,246
“Corporate and other” is comprised principally of cash and cash equivalents, marketable securities, deferred tax assets and the assets of the Company’s Gibraltar investments, manufacturing facilities and mortgage subsidiary.

The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable and write-downs of investments in unconsolidated entities (including the Company’s pro-rata share of impairment charges recognized by the unconsolidated entities in which it has an investment) for the years ended October 31, 2012, 2011 and 2010, as shown in the table below; the net carrying value of inventory and investments in and advances to unconsolidated entities for each of the Company’s geographic segments at October 31, 2012 and 2011 is also shown (amounts in thousands).

	Net Carrying Value		Impairments
	At October 31,		Year ended October 31,
	2012	2011	2012	2011	2010
Inventory:
Land controlled for future communities:
North	$13,196	$19,390	$(881)	$948	$3,947
Mid-Atlantic	27,249	21,592	327	307	(81)
South	7,724	3,812	800	313	(233)
West	8,131	1,787	205	16,184	2,436
	56,300	46,581	451	17,752	6,069
Land owned for future communities:
North	226,082	231,085			15,900
Mid-Atlantic	431,620	455,818	300	300	9,000
South	141,644	125,461	918	16,700	13,950
West	241,027	166,781			16,850
	1,040,373	979,145	1,218	17,000	55,700
Operating communities:
North	803,085	738,473	2,725	2,885	9,557
Mid-Atlantic	729,739	659,081	5,500	3,700	2,100
South	603,239	539,582	4,245	3,800	23,444
West	528,451	453,861	600	6,700	18,388
	2,664,514	2,390,997	13,070	17,085	53,489
Total	$3,761,187	$3,416,723	$14,739	$51,837	$115,258
Investments in and advances to unconsolidated entities:
North	$142,213	$40,734
South	31,252	32,000		15,170
West	116,452	17,098	(2,311)	25,700
Corporate	40,700	36,523
Total	$330,617	$126,355	$(2,311)	$40,870	$—

18. Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Consolidated Statements of Cash Flows for each of the fiscal years ended October 31, 2012, 2011 and 2010 (amounts in thousands):

	2012	2011	2010
Cash flow information:
Interest paid, net of amount capitalized	$1,223	$18,666	$34,333
Income tax payment	$4,264		$3,994
Income tax refunds		$154,524	$152,770
Non-cash activity:
Cost of inventory acquired through seller financing municipal bonds or recorded due to VIE criteria, net	$26,059	$29,320	$41,276
Cost of inventory acquired under specific performance contracts			$(4,889)
Miscellaneous (decreases) increases to inventory	$(478)	$1,781	$1,725
Reclassification of inventory to property, construction and office equipment		$20,005	$18,711
Increase (decrease) in unrecognized losses in defined benefit plans	$3,108	$2,638	$(867)
Defined benefit plan amendment	$575		$202
Income tax benefit related to exercise of employee stock options	$3,885		$27,150
Income tax benefit recognized in total comprehensive income	$1,263
(Increase) reduction of investments in unconsolidated entities due to increase/reduction in letters of credit or accrued liabilities	$448	$13,423	$7,679
Transfer of inventory to investment in non-performing loan portfolios and foreclosed real estate	$(802)
Transfer of inventory to investment in unconsolidated entities	$5,793
Reclassification of deferred income from investment in unconsolidated entities to accrued liabilities	$2,943
Reversal of litigation costs previously accrued			$10,981
Reclassification of stock-based compensation from accrued liabilities to additional paid-in capital		$4,233
Unrealized loss on derivative held by equity investee	$(875)
Miscellaneous (decreases) increases to investments in unconsolidated entities	$(276)	$(2,212)	$2,495
Acquisition of Business:
Fair value of assets purchased	$149,959
Liabilities assumed	$5,213
Cash paid	$144,746

19. Supplemental Guarantor Information
A 100% - owned subsidiary of the Company, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following Senior Notes (amounts in thousands):

	Original Amount Issued	Amount outstanding at October 31, 2012
6.875% Senior Notes due 2012	$300,000	$59,068
5.95% Senior Notes due 2013	$250,000	$104,785
4.95% Senior Notes due 2014	$300,000	$267,960
5.15% Senior Notes due 2015	$300,000	$300,000
8.91% Senior Notes due 2017	$400,000	$400,000
6.75% Senior Notes due 2019	$250,000	$250,000
5.875% Senior Notes due 2022	$419,876	$419,876
0.50% Exchangeable Senior Notes due 2032	$287,500	$287,500
The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest is guaranteed jointly and severally on a senior basis by the Company and a majority of the Company’s 100% owned home building subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional. The Company’s non-home building subsidiaries and several of its home building subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the debt. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such disclosures would not be material to investors. Prior to the above described senior debt issuances, the Subsidiary Issuer did not have any operations.
Supplemental consolidating financial information of Toll Brothers, Inc., the Subsidiary Issuer, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at Toll Brothers, Inc. on a consolidated basis is presented below ($ amounts in thousands).

Consolidating Balance Sheet at October 31, 2012

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	711,375	67,449	—	778,824
Marketable securities			378,858	60,210		439,068
Restricted cash	28,268		17,561	1,447		47,276
Inventory			3,527,677	233,510		3,761,187
Property, construction and office equipment, net			103,206	3,008		106,214
Receivables, prepaid expenses and other assets	134	15,130	80,932	68,300	(16,181)	148,315
Mortgage loans receivable				86,386		86,386
Customer deposits held in escrow			27,312	2,267		29,579
Investments in and advances to unconsolidated entities			70,145	260,472		330,617
Investments in non-performing loan portfolios and foreclosed real estate				95,522		95,522
Investments in and advances to consolidated entities	2,823,052	2,092,810	(1,173,254)	(632,496)	(3,110,112)	—
Deferred tax assets, net of valuation allowance	358,056	—	—	—	—	358,056
	3,209,510	2,107,940	3,743,812	246,075	(3,126,293)	6,181,044
LIABILITIES AND EQUITY
Liabilities
Loans payable			69,393	30,424		99,817
Senior notes		2,032,335			48,128	2,080,463
Mortgage company warehouse loan				72,664		72,664
Customer deposits			136,225	6,752		142,977
Accounts payable			99,889	22		99,911
Accrued expenses		27,476	341,233	119,244	(11,603)	476,350
Income taxes payable	82,991			(2,000)		80,991
Total liabilities	82,991	2,059,811	646,740	227,106	36,525	3,053,173
Equity
Stockholders’ equity
Common stock	1,687		48	3,006	(3,054)	1,687
Additional paid-in capital	404,418	49,400		1,734	(51,134)	404,418
Retained earnings	2,721,397	(1,271)	3,101,833	8,068	(3,108,630)	2,721,397
Treasury stock, at cost	(983)					(983)
Accumulated other comprehensive loss			(4,809)	(10)		(4,819)
Total stockholders’ equity	3,126,519	48,129	3,097,072	12,798	(3,162,818)	3,121,700
Noncontrolling interest				6,171		6,171
Total equity	3,126,519	48,129	3,097,072	18,969	(3,162,818)	3,127,871
	3,209,510	2,107,940	3,743,812	246,075	(3,126,293)	6,181,044

Consolidating Balance Sheet at October 31, 2011

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	775,300	131,040	—	906,340
Marketable securities			233,572			233,572
Restricted cash			19,084	676		19,760
Inventory			2,911,211	505,512		3,416,723
Property, construction and office equipment, net			77,001	22,711		99,712
Receivables, prepaid expenses and other assets		6,768	74,980	26,067	(2,239)	105,576
Mortgage loans receivable				63,175		63,175
Customer deposits held in escrow			10,682	4,177		14,859
Investments in and advances to unconsolidated entities			86,481	39,874		126,355
Investments in non-performing loan portfolios and foreclosed real estate				69,174		69,174
Investments in and advances to consolidated entities	2,694,419	1,508,550	(727,258)	(477,322)	(2,998,389)	—
	2,694,419	1,515,318	3,461,053	385,084	(3,000,628)	5,055,246
LIABILITIES AND EQUITY
Liabilities
Loans payable			61,994	44,562		106,556
Senior notes		1,490,972				1,490,972
Mortgage company warehouse loan				57,409		57,409
Customer deposits			71,388	12,436		83,824
Accounts payable			96,645	172		96,817
Accrued expenses		24,346	320,021	178,965	(2,281)	521,051
Income taxes payable	108,066			(2,000)		106,066
Total liabilities	108,066	1,515,318	550,048	291,544	(2,281)	2,462,695
Equity
Stockholders’ equity
Common stock	1,687		3,054	2,003	(5,057)	1,687
Additional paid-in capital	400,382		1,366	2,734	(4,100)	400,382
Retained earnings	2,234,251		2,909,487	82,605	(2,992,092)	2,234,251
Treasury stock, at cost	(47,065)					(47,065)
Accumulated other comprehensive loss	(2,902)		(2,902)		2,902	(2,902)
Total stockholders’ equity	2,586,353	—	2,911,005	87,342	(2,998,347)	2,586,353
Noncontrolling interest				6,198		6,198
Total equity	2,586,353	—	2,911,005	93,540	(2,998,347)	2,592,551
	2,694,419	1,515,318	3,461,053	385,084	(3,000,628)	5,055,246

Consolidating Statement of Operations for the fiscal year ended October 31, 2012

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,880,908	79,850	(77,977)	1,882,781
Cost of revenues			1,523,074	22,736	(13,715)	1,532,095
Selling, general and administrative	95	2,965	307,292	41,055	(64,150)	287,257
Interest expense		115,141		576	(115,717)	—
	95	118,106	1,830,366	64,367	(193,582)	1,819,352
Income (loss) from operations	(95)	(118,106)	50,542	15,483	115,605	63,429
Other:
Income from unconsolidated entities			16,035	7,557		23,592
Other income - net	56	116,835	19,569	3,795	(114,334)	25,921
Income (loss) from consolidated subsidiaries	112,981		26,835		(139,816)	—
Income before income tax benefit (provision)	112,942	(1,271)	112,981	26,835	(138,545)	112,942
Income tax (benefit) provision	(374,204)		25,805	6,129	(31,934)	(374,204)
Net income	487,146	(1,271)	87,176	20,706	(106,611)	487,146
Consolidating Statement of Operations for the fiscal year ended October 31, 2011

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,445,148	105,364	(74,631)	1,475,881
Cost of revenues			1,217,512	57,617	(14,359)	1,260,770
Selling, general and administrative	137	1,345	270,605	42,131	(52,863)	261,355
Interest expense		103,604	1,504		(103,604)	1,504
	137	104,949	1,489,621	99,748	(170,826)	1,523,629
(Loss) income from operations	(137)	(104,949)	(44,473)	5,616	96,195	(47,748)
Other:
(Loss) income from unconsolidated entities			6,129	(7,323)		(1,194)
Other income (loss) - net		108,776	14,489	(3,667)	(96,195)	23,403
Expenses related to early retirement of debt		(3,827)				(3,827)
Loss from consolidated subsidiaries	(29,229)		(5,374)		34,603	—
Loss before income tax benefit	(29,366)	—	(29,229)	(5,374)	34,603	(29,366)
Income tax benefit	(69,161)		(68,837)	(12,656)	81,493	(69,161)
Net income	39,795	—	39,608	7,282	(46,890)	39,795

Consolidating Statement of Operations for the fiscal year ended October 31, 2010

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,468,678	77,570	(51,477)	1,494,771
Cost of revenues			1,325,092	63,279	(11,813)	1,376,558
Selling, general and administrative	77	1,365	261,314	22,583	(22,115)	263,224
Interest expense		106,411	22,751		(106,411)	22,751
	77	107,776	1,609,157	85,862	(140,339)	1,662,533
Loss from operations	(77)	(107,776)	(140,479)	(8,292)	88,862	(167,762)
Other:
Income from unconsolidated entities			5,905	17,565		23,470
Other income - net		108,520	1,766	6,889	(88,862)	28,313
Expenses related to early retirement of debt		(744)	(464)			(1,208)
(Loss) income from consolidated subsidiaries	(117,110)		16,162		100,948	—
(Loss) income before income tax benefit	(117,187)	—	(117,110)	16,162	100,948	(117,187)
Income tax (benefit) provision	(113,813)		(124,695)	15,735	108,960	(113,813)
Net (loss) income	(3,374)	—	7,585	427	(8,012)	(3,374)

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2012

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow (used in) provided by operating activities:
Net income (loss)	487,146	(1,271)	87,176	20,706	(106,611)	487,146
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	22	5,036	18,459	340	(1,271)	22,586
Stock-based compensation	15,575					15,575
Recovery of investment in unconsolidated entities			(2,311)			(2,311)
Excess tax benefits from stock-based compensation	(5,776)					(5,776)
Income from unconsolidated entities			(13,724)	(7,557)		(21,281)
Distributions of earnings from unconsolidated entities			5,258			5,258
Income from non-performing loan portfolios and foreclosed real estate				(12,444)		(12,444)
Deferred tax benefit	41,810					41,810
Deferred tax valuation allowances	(394,718)					(394,718)
Inventory impairments and write-offs			14,739			14,739
Change in fair value of mortgage loans receivable and derivative instruments				(670)		(670)
Gain on sale of marketable securities			(40)			(40)
Changes in operating assets and liabilities
Increase in inventory			(111,788)	(84,160)		(195,948)
Origination of mortgage loans				(651,618)		(651,618)
Sale of mortgage loans				629,397		629,397
Decrease (increase) in restricted cash	(28,268)		1,523	(771)		(27,516)
(Increase) decrease in receivables, prepaid expenses and other assets	(127,150)	(585,591)	190,977	375,007	112,835	(33,922)
Increase (decrease) in customer deposits			48,157	(3,774)		44,383
(Decrease) increase in accounts payable and accrued expenses	(2,584)	3,130	5,363	(59,493)	(4,953)	(58,537)
Decrease in current income taxes payable	(25,075)					(25,075)
Net cash (used in) provided by operating activities	(39,018)	(578,696)	243,789	204,963	—	(168,962)
Cash flow used in investing activities:
Purchase of property and equipment — net			(13,706)	(789)		(14,495)
Purchase of marketable securities			(519,737)	(60,221)		(579,958)
Sale and redemption of marketable securities			368,253			368,253
Investment in and advances to unconsolidated entities			(3,637)	(213,523)		(217,160)
Return of investments in unconsolidated entities			32,659	5,709		38,368
Investment in non-performing loan portfolios and foreclosed real estate				(30,090)		(30,090)
Return of investments in non-performing loan portfolios and foreclosed real estate				16,707		16,707
Acquisition of a business			(144,746)			(144,746)
Net cash used in investing activities	—	—	(280,914)	(282,207)	—	(563,121)
Cash flow provide by (used in) financing activities:
Net proceeds from issuance of senior notes		578,696				578,696
Proceeds from loans payable				1,002,934		1,002,934
Principal payments of loans payable			(26,800)	(989,281)		(1,016,081)
Proceeds from stock-based benefit plans	33,747					33,747
Excess tax benefits from stock-based compensation	5,776					5,776
Purchase of treasury stock	(505)					(505)
Net cash provided by (used in) financing activities	39,018	578,696	(26,800)	13,653	—	604,567
Net decrease in cash and cash equivalents	—	—	(63,925)	(63,591)	—	(127,516)
Cash and cash equivalents, beginning of year	—	—	775,300	131,040	—	906,340
Cash and cash equivalents, end of year	—	—	711,375	67,449	—	778,824

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2011

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow provided by (used in) operating activities:
Net income	39,795	—	39,608	7,282	(46,890)	39,795
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization		3,210	19,343	589		23,142
Stock-based compensation	12,494					12,494
Impairment of investments in unconsolidated entities			15,170	25,700		40,870
Income from unconsolidated entities			(21,299)	(18,377)		(39,676)
Distributions of earnings from unconsolidated entities			12,747	(666)		12,081
Income from non-performing loan portfolios and foreclosed real estate				(5,113)		(5,113)
Deferred tax benefit	(18,188)					(18,188)
Deferred tax valuation allowances	18,188					18,188
Inventory impairments and write-offs			51,837			51,837
Change in fair value of mortgage loans receivable and derivative instruments				475		475
Expenses related to early retirement of debt		3,827				3,827
Changes in operating assets and liabilities
Increase in inventory			(89,869)	(125,869)		(215,738)
Origination of mortgage loans				(630,294)		(630,294)
Sale of mortgage loans				659,610		659,610
Decrease (increase) in restricted cash			41,822	(676)		41,146
(Increase) decrease in receivables, prepaid expenses and other assets	(116,370)	53,557	(267,889)	274,151	45,029	(11,522)
Increase in customer deposits			1,677	11,498		13,175
(Decrease) increase in accounts payable and accrued expenses	2,287	(1,757)	80,257	(111,272)	1,861	(28,624)
Decrease in income tax refund recoverable	141,590					141,590
Decrease in current income taxes payable	(56,225)					(56,225)
Net cash provided by (used in) operating activities	23,571	58,837	(116,596)	87,038	—	52,850
Cash flow used in investing activities:
Purchase of property and equipment — net			(6,658)	(2,895)		(9,553)
Purchase of marketable securities			(452,864)			(452,864)
Sale and redemption of marketable securities			408,831			408,831
Investment in and advances to unconsolidated entities			(70)	(62)		(132)
Return of investments in unconsolidated entities			23,859	19,450		43,309
Investment in non-performing loan portfolios and foreclosed real estate				(66,867)		(66,867)
Return of investments in non-performing loan portfolios and foreclosed real estate				2,806		2,806
Net cash used in investing activities	—	—	(26,902)	(47,568)	—	(74,470)
Cash flow used in financing activities:
Proceeds from loans payable				921,251		921,251
Principal payments of loans payable			(11,589)	(941,032)		(952,621)
Redemption of senior notes		(58,837)				(58,837)
Proceeds from stock-based benefit plans	25,531					25,531
Purchase of treasury stock	(49,102)					(49,102)
Change in noncontrolling interest				2,678		2,678
Net cash used in financing activities	(23,571)	(58,837)	(11,589)	(17,103)	—	(111,100)
Net (decrease) increase in cash and cash equivalents	—	—	(155,087)	22,367	—	(132,720)
Cash and cash equivalents, beginning of year	—	—	930,387	108,673	—	1,039,060
Cash and cash equivalents, end of year	—	—	775,300	131,040	—	906,340

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2010

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow (used in) provided by operating activities:
Net (loss) income	(3,374)	—	7,585	427	(8,012)	(3,374)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	28	3,262	15,961	793		20,044
Stock-based compensation	11,677					11,677
Excess tax benefits from stock-based compensation	(4,954)					(4,954)
Income from unconsolidated entities			(5,773)	(17,697)		(23,470)
Distributions of earnings from unconsolidated entities			10,297			10,297
Deferred tax benefit	60,697					60,697
Deferred tax valuation allowances	(60,697)					(60,697)
Inventory impairments and write-offs			107,508	7,750		115,258
Change in fair value of mortgage loans receivable and derivative instruments				(970)		(970)
Expenses related to early retirement of debt		744	464			1,208
Changes in operating assets and liabilities
Increase in inventory			(16,730)	(123,614)		(140,344)
Origination of mortgage loans				(628,154)		(628,154)
Sale of mortgage loans				579,221		579,221
Increase in restricted cash			(60,906)			(60,906)
(Increase) decrease in receivables, prepaid expenses and other assets	(50,136)	36,330	(143,435)	144,320	9,806	(3,115)
Decrease in customer deposits			(9,713)	(5,469)		(15,182)
(Decrease) increase in accounts payable and accrued expenses	(274)	5,778	(133,422)	91,114	(1,794)	(38,598)
Decrease in income tax refund recoverable	20,250					20,250
Increase in current income taxes payable	14,828					14,828
Net cash (used in) provided by operating activities	(11,955)	46,114	(228,164)	47,721	—	(146,284)
Cash flow used in investing activities:
Purchase of property and equipment — net			(4,750)	(80)		(4,830)
Purchase of marketable securities			(157,962)			(157,962)
Sale and redemption of marketable securities			60,000			60,000
Investment in and advances to unconsolidated entities			(28,493)	(29,793)		(58,286)
Return of investments in unconsolidated entities			9,696			9,696
Net cash used in investing activities	—	—	(121,509)	(29,873)	—	(151,382)
Cash flow (used in) provided by financing activities:
Proceeds from loans payable				927,233		927,233
Principal payments of loans payable			(372,419)	(944,095)		(1,316,514)
Redemption of senior subordinated notes			(47,872)			(47,872)
Redemption of senior notes		(46,114)				(46,114)
Proceeds from stock-based benefit plans	7,589					7,589
Excess tax benefits from stock-based compensation	4,954					4,954
Purchase of treasury stock	(588)					(588)
Change in noncontrolling interest				320		320
Net cash (used in) provided by financing activities	11,955	(46,114)	(420,291)	(16,542)	—	(470,992)
Net (decrease) increase in cash and cash equivalents	—	—	(769,964)	1,306	—	(768,658)
Cash and cash equivalents, beginning of year	—	—	1,700,351	107,367	—	1,807,718
Cash and cash equivalents, end of year	—	—	930,387	108,673	—	1,039,060

20. Summary Consolidated Quarterly Financial Data (Unaudited)
The table below provides summary income statement data for each quarter of fiscal 2012 and 2011 (amounts in thousands, except per share data).

	Three Months Ended,
	October 31	July 31	April 30	January 31
Fiscal 2012:
Revenue	$632,826	$554,319	$373,681	$321,955
Gross profit	$127,088	$106,391	$66,860	$50,347
Income (loss) before income taxes	$60,749	$42,952	$15,649	$(6,408)
Net income (loss)	$411,417	$61,643	$16,872	$(2,786)
Income (loss) per share (1)
Basic	$2.44	$0.37	$0.10	$(0.02)
Diluted	$2.35	$0.36	$0.10	$(0.02)
Weighted-average number of shares
Basic	168,416	167,664	166,994	166,311
Diluted (2)	174,775	170,229	168,503	166,311

Fiscal 2011:
Revenue	$427,785	$394,305	$319,675	$334,116
Gross profit	$65,281	$54,358	$43,321	$52,151
Income (loss) before income taxes	$15,277	$3,888	$(31,484)	$(17,047)
Net income (loss)	$15,043	$42,108	$(20,773)	$3,417
Income (loss) per share (1)
Basic	$0.09	$0.25	$(0.12)	$0.02
Diluted	$0.09	$0.25	$(0.12)	$0.02
Weighted-average number of shares
Basic	166,896	168,075	166,910	166,677
Diluted (2)	167,525	169,338	166,910	168,121

(1)	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

(2)
For the three months ended January 31, 2012 and April 30, 2011, there were no common stock equivalents used in the calculation of diluted loss per share because the Company reported a net loss for each period, and any common stock equivalents would be anti-dilutive.