Form 10-Q
period 2013-01-31
TOLL BROTHERS INC
filed 2013-03-07
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2013
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
At March 4, 2013, there were approximately 169,162,000 shares of Common Stock, $.01 par value, outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	January 31, 2013	October 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$368,756	$778,824
Marketable securities	424,819	439,068
Restricted cash	33,757	47,276
Inventory	4,155,047	3,761,187
Property, construction and office equipment, net	112,877	109,971
Receivables, prepaid expenses and other assets	152,881	144,558
Mortgage loans held for sale	49,400	86,386
Customer deposits held in escrow	31,301	29,579
Investments in and advances to unconsolidated entities	321,851	330,617
Investments in distressed loans	42,832	37,169
Investments in foreclosed real estate	68,764	58,353
Deferred tax assets, net of valuation allowances	355,966	358,056
	$6,118,251	$6,181,044
LIABILITIES AND EQUITY
Liabilities
Loans payable	$93,314	$99,817
Senior notes	2,021,897	2,080,463
Mortgage company warehouse loan	43,464	72,664
Customer deposits	156,758	142,977
Accounts payable	110,791	99,911
Accrued expenses	467,652	476,350
Income taxes payable	83,265	80,991
Total liabilities	2,977,141	3,053,173
Equity
Stockholders’ equity
Preferred stock, none issued
Common stock, 169,159 and 168,690 shares issued at January 31, 2013 and October 31, 2012, respectively	1,692	1,687
Additional paid-in capital	412,242	404,418
Retained earnings	2,725,829	2,721,397
Treasury stock, at cost — 1 and 53 shares at January 31, 2013 and October 31, 2012, respectively	(38)	(983)
Accumulated other comprehensive loss	(4,803)	(4,819)
Total stockholders’ equity	3,134,922	3,121,700
Noncontrolling interest	6,188	6,171
Total equity	3,141,110	3,127,871
	$6,118,251	$6,181,044
See accompanying notes

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended January 31,
	2013	2012
Revenues	$424,601	$321,955

Cost of revenues	345,937	271,608
Selling, general and administrative	78,047	69,637
	423,984	341,245
Income (loss) from operations	617	(19,290)
Other:
Income from unconsolidated entities	3,083	6,687
Other income - net	4,626	6,195
Income (loss) before income taxes	8,326	(6,408)
Income tax provision (benefit)	3,894	(3,622)
Net income (loss)	$4,432	$(2,786)
Income (loss) per share:
Basic	$0.03	$(0.02)
Diluted	$0.03	$(0.02)
Weighted average number of shares:
Basic	169,064	166,311
Diluted	171,903	166,311
See accompanying notes

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three months ended January 31,
	2013	2012
Net income (loss)	$4,432	$(2,786)

Other comprehensive income (loss), net of tax:
Change in pension liability	(173)	(109)
Change in fair value of available-for-sale securities	96	243
Unrealized income (loss) on derivative held by equity investee	93	(795)
Other comprehensive income (loss)	16	(661)
Total comprehensive income (loss)	$4,448	$(3,447)
See accompanying notes

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended January 31,
	2013	2012
Cash flow used in operating activities:
Net income (loss)	$4,432	$(2,786)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,525	5,229
Stock-based compensation	5,684	5,626
Income from unconsolidated entities	(3,083)	(6,687)
Distributions of earnings from unconsolidated entities	2,413	872
Income from distressed loans and foreclosed real estate	(3,011)	(4,138)
Deferred tax provision (benefit)	2,306	(1,246)
Deferred tax valuation allowances	(216)	1,246
Inventory impairments and write-offs	709	8,120
Change in fair value of mortgage loans receivable and derivative instruments	554	346
Gain on marketable securities		(39)
Changes in operating assets and liabilities
Increase in inventory	(378,715)	(108,468)
Origination of mortgage loans	(141,148)	(120,662)
Sale of mortgage loans	176,830	146,895
Decrease (increase) in restricted cash	13,519	(28,481)
(Increase) decrease in receivables, prepaid expenses and other assets	(8,256)	11,781
Increase in customer deposits	12,059	3,230
Increase (decrease) in accounts payable and accrued expenses	1,302	(67,127)
Increase (decrease) in income taxes payable	2,274	(5,790)
Net cash used in operating activities	(305,822)	(162,079)
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net	(5,391)	(3,392)
Purchase of marketable securities	(26,019)
Sale and redemption of marketable securities	38,775	88,217
Investments in and advances to unconsolidated entities	(7,614)	(71,784)
Return of investments in unconsolidated entities	17,311	15,333
Investments in distressed loans and foreclosed real estate	(16,252)	(26,410)
Return of investments in distressed loans and foreclosed real estate	3,015	3,702
Acquisition of a business		(144,746)
Net cash provided by (used in) investing activities	3,825	(139,080)
Cash flow used in financing activities:
Proceeds from loans payable	244,830	199,139
Principal payments of loans payable	(299,862)	(237,896)
Redemption of senior notes	(59,068)
Proceeds from stock-based benefit plans	6,108	9,334
Purchase of treasury stock	(79)	(64)
Net cash used in financing activities	(108,071)	(29,487)
Net decrease in cash and cash equivalents	(410,068)	(330,646)
Cash and cash equivalents, beginning of period	778,824	906,340
Cash and cash equivalents, end of period	$368,756	$575,694
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2012 balance sheet amounts and disclosures included herein have been derived from the Company’s October 31, 2012 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, the Company suggests that they be read in conjunction with the consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended October 31, 2012. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of January 31, 2013, the results of its operations for the three-month periods ended January 31, 2013 and 2012, and its cash flows for the three-month periods ended January 31, 2013 and 2012. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, “Statement of Comprehensive Income” (“ASU 2011-05”), which requires entities to present comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 was effective for our fiscal year beginning November 1, 2012. The adoption of this guidance, which related to presentation only, did not have an impact on the Company’s consolidated financial position, results of operations or cash flows but did require a change in the presentation of the Company’s comprehensive income from the notes of the condensed consolidated financial statements to the face of the condensed consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires entities to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements in a single note or on the face of the financial statements. The adoption of this guidance, which relates to presentation only, is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows. ASU 2013-02 will be effective for the Company’s fiscal quarter beginning February 1, 2013.
Reclassification
Certain prior year amounts have been reclassified to conform to the fiscal 2013 presentation.

2. Inventory
Inventory at January 31, 2013 and October 31, 2012 consisted of the following (amounts in thousands):

	January 31, 2013	October 31, 2012
Land controlled for future communities	$54,521	$56,300
Land owned for future communities	1,253,102	1,040,373
Operating communities	2,847,424	2,664,514
	$4,155,047	$3,761,187

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

	January 31, 2013	October 31, 2012
Land owned for future communities:
Number of communities	24	40
Carrying value (in thousands)	$159,931	$240,307
Operating communities:
Number of communities	21	5
Carrying value (in thousands)	$108,143	$34,685
The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable, for the periods indicated; these are shown in the table below (amounts in thousands).

	Three months ended January 31,
	2013	2012
Charge:
Land controlled for future communities	$9	$777
Land owned for future communities	—	918
Operating communities	700	6,425
	$709	$8,120
See Note 12, "Fair Value Disclosures", for information regarding the number of operating communities that the Company tested for potential impairment, the number of operating communities in which it recognized impairment charges, the amount of impairment charges recognized, and the fair values of those communities, net of impairment charges.
At January 31, 2013, the Company evaluated its land purchase contracts to determine if any of the selling entities were variable interest entities ("VIEs") and, if they were, whether the Company was the primary beneficiary of any of them. Under these land purchase contracts, the Company does not possess legal title to the land and its risk is generally limited to deposits paid to the sellers and the creditors of the sellers generally have no recourse against the Company. At January 31, 2013, the Company determined that 63 land purchase contracts, with an aggregate purchase price of $750.7 million, on which it had made aggregate deposits totaling $33.9 million, were VIEs, and that it was not the primary beneficiary of any VIE related to its land purchase contracts.
Interest incurred, capitalized and expensed, for the periods indicated, was as follows (amounts in thousands):

	Three months ended January 31,
	2013	2012
Interest capitalized, beginning of period	$330,581	$298,757
Interest incurred	31,748	28,899
Interest expensed to cost of revenues	(19,974)	(16,321)
Write-off against other income	(88)
Interest capitalized on investments in unconsolidated entities	(1,363)
Interest capitalized, end of period	$340,904	$311,335

Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. The amounts included in the table directly above reflect the gross amount of capitalized interest without allocation of any impairment charges recognized. The Company estimates that, had inventory impairment charges been allocated on a pro-rata basis to the individual components of inventory, capitalized interest at January 31, 2013 and 2012 would have been reduced by approximately $46.2 million and $53.9 million, respectively.
3. Investments in and Advances to Unconsolidated Entities
The Company has investments in and advances to various unconsolidated entities. At January 31, 2013, the Company had investments in and advances to various unconsolidated entities of $321.9 million, and was committed to invest or advance $91.9 million to these entities if they require additional funding. At January 31, 2013, the Company had accrued $2.2 million of aggregate exposure with respect to its estimated obligations to unconsolidated entities in which it has an investment. More information regarding its investments in, advances to and future commitments to these entities is provided below.
At January 31, 2013, the Company determined that two of its joint ventures were VIEs under the guidance within FASB Accounting Standards Codification ("ASC") 810, "Consolidation". However, the Company concluded that it was not the primary beneficiary of the VIEs because the power to direct the activities of these VIEs that most significantly impact their performance was shared by the Company and the VIEs' other members. Business plans, budgets and other major decisions are required to be unanimously approved by all members. Management and other fees earned by the Company are nominal and believed to be at market rates and there is no significant economic disproportionality between the Company and other members.
The Company’s investments in these entities are accounted for using the equity method of accounting.
Development Joint Ventures
The Company has investments in and advances to a number of joint ventures with unrelated parties to develop land (“Development Joint Ventures”). Some of these Development Joint Ventures develop land for the sole use of the venture participants, including the Company, and others develop land for sale to the joint venture participants and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites by the Development Joint Ventures to other builders. With regard to home sites the Company purchases from the Development Joint Ventures, the Company reduces its cost basis in those home sites by its share of the earnings on the home sites it purchases. At January 31, 2013, the Company had approximately $106.4 million invested in or advanced to the Development Joint Ventures. In addition, at January 31, 2013, the Company had a funding commitment of $13.5 million to two Development Joint Ventures which would be funded if additional investment in the ventures is required.
The Company has a 50% interest in a joint venture that is developing over 2,000 home sites in Orange County, California on land that it owns. Under the terms of the operating agreement, the Company will acquire 266 home sites in the first phase of the property from the joint venture. The Company intends to acquire approximately 545 additional home sites from the joint venture. The Company has a commitment to provide up to $10 million of additional funds to this joint venture, if needed. The joint venture has an $80 million credit facility from a bank to fund the development of the property; at January 31, 2013, the venture had $50.7 million borrowed under the facility. The Company executed a limited completion and a limited repayment guarantee under the loan agreement. The obligations under the guarantees are joint and several and contain a right of contribution agreement of each partner.
Planned Community Joint Venture
The Company entered into a joint venture in October 2008 for the development and sale of homes in a master planned community. At January 31, 2013, the Company had an investment of $31.6 million in this joint venture. At January 31, 2013, the participants agreed to contribute additional funds of up to $8.3 million each, if required.
Other Joint Ventures
At January 31, 2013, the Company had an aggregate of $143.4 million of investments in and advances to various joint ventures with unrelated parties to develop luxury for-sale and rental residential units, commercial space and a hotel. At At January 31, 2013, the Company had $70.1 million of funding commitments to three of these joint ventures. Several of the joint ventures expect to finance future construction with external financing. In addition, the Company has guaranteed approximately $11.9 million of joint venture liabilities, including approximately $9.8 million of payments related to a ground lease.
Toll Brothers Realty Trust and Trust II
In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust II (“Trust II”) to be in a position to invest in commercial real estate opportunities. Trust II is owned 50%

by the Company and 50% by an affiliate of PASERS. At January 31, 2013, the Company had an investment of $3.0 million in Trust II. Prior to the formation of Trust II, the Company formed Toll Brothers Realty Trust (“Trust”) in 1998 to invest in commercial real estate opportunities. The Trust is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Douglas C. Yearley, Jr. and former members of the Company’s senior management; and one-third by an affiliate of PASERS (collectively, the “Shareholders”). As of January 31, 2013, the Company had a net investment in the Trust of $20 thousand. The Company provides development, finance and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $0.6 million and $0.5 million in the three-month periods ended January 31, 2013 and 2012, respectively.
Structured Asset Joint Venture
The Company, through Gibraltar Capital and Asset Management LLC (“Gibraltar”), is a 20% participant with two unrelated parties that purchased a 40% interest in an entity that owns and controls a portfolio of loans and real estate (“Structured Asset Joint Venture”). At January 31, 2013, the Company had an investment of $37.5 million in this Structured Asset Joint Venture. At January 31, 2013, the Company did not have any commitments to make additional contributions to this Structured Asset Joint Venture and has not guaranteed any of the joint venture’s liabilities.
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

Condensed Balance Sheets:

	January 31, 2013
	Develop- ment Joint Ventures	Home Building Joint Ventures	Trust and Trust II	Structured Asset Joint Venture	Total
Cash and cash equivalents	$21,573	$33,450	$10,166	$63,753	$128,942
Inventory	263,743	310,002	5,676		579,421
Non-performing loan portfolio				185,142	185,142
Rental properties			170,406		170,406
Real estate owned (“REO”)			1,036	261,237	262,273
Other assets (1)	10,389	71,319	9,030	277,305	368,043
Total assets	$295,705	$414,771	$196,314	$787,437	$1,694,227
Debt (1)	$121,435	$33,859	$194,439	$311,801	$661,534
Other liabilities	14,174	8,225	5,348	501	28,248
Members’ equity (deficit)	160,096	372,687	(3,473)	190,054	719,364
Noncontrolling interest				285,081	285,081
Total liabilities and equity	$295,705	$414,771	$196,314	$787,437	$1,694,227
Company’s net investment in unconsolidated entities (2)	$106,368	$174,967	$2,982	$37,534	$321,851

	October 31, 2012
	Develop- ment Joint Ventures	Home Building Joint Ventures	Trust and Trust II	Structured Asset Joint Venture	Total
Cash and cash equivalents	$17,189	$40,126	$11,005	$44,176	$112,496
Inventory	255,561	294,724	5,643		555,928
Non-performing loan portfolio				226,315	226,315
Rental properties			173,767		173,767
Real estate owned (“REO”)				254,250	254,250
Other assets (1)	12,427	72,301	9,182	237,476	331,386
Total assets	$285,177	$407,151	$199,597	$762,217	$1,654,142
Debt (1)	$96,862	$34,184	$195,359	$311,801	$638,206
Other liabilities	13,890	5,707	5,202	561	25,360
Members’ equity (deficit)	174,425	367,260	(964)	179,942	720,663
Noncontrolling interest				269,913	269,913
Total liabilities and equity	$285,177	$407,151	$199,597	$762,217	$1,654,142
Company’s net investment in unconsolidated entities (2)	$116,452	$173,465	$3,357	$37,343	$330,617

(1)
Included in other assets of the Structured Asset Joint Venture at January 31, 2013 and October 31, 2012 is $277.3 million and $237.5 million, respectively, of restricted cash held in a defeasance account which will be used to repay debt of the Structured Asset Joint Venture.

(2)
Differences between the Company’s net investment in unconsolidated entities and its underlying equity in the net assets of the entities is primarily a result of the acquisition price of an investment in an entity in fiscal 2012 which was in excess of the Company's pro-rata share of the underlying equity, impairments related to the Company’s investments in unconsolidated entities, a loan made to one of the entities by the Company, and distributions from entities in excess of the carrying amount of the Company’s net investment.

Condensed Statements of Operations and Comprehensive Income (Loss):

	For the three months ended January 31, 2013
	Develop- ment Joint Ventures	Home Building Joint Ventures	Trust and Trust II	Structured Asset Joint Venture	Total
Revenues	$1,627	$8,970	$9,682	$9,705	$29,984
Cost of revenues	1,219	7,105	4,293	10,338	22,955
Other expenses	191	193	5,766	1,058	7,208
Total expenses—net	1,410	7,298	10,059	11,396	30,163
Gain on disposition of loans and REO				26,892	26,892
Income (loss) from operations	217	1,672	(377)	25,201	26,713
Other income	3	19		79	101
Net income (loss) before noncontrolling interest	220	1,691	(377)	25,280	26,814
Less: Net income attributable to noncontrolling interest				(15,168)	(15,168)
Net income (loss)	220	1,691	(377)	10,112	11,646
Other comprehensive income			302		302
Total comprehensive income (loss)	$220	$1,691	$(75)	$10,112	$11,948
Company’s equity in earnings (losses) of unconsolidated entities (3)	$(98)	$843	$425	$1,913	$3,083

	For the three months ended January 31, 2012
	Develop- ment Joint Ventures	Home Building Joint Ventures	Trust and Trust II	Structured Asset Joint Venture	Total
Revenues	$33,584	$23,430	$9,476	$8,133	$74,623
Cost of revenues	31,771	17,794	3,343	11,067	63,975
Other expenses	225	945	6,785	2,631	10,586
Total expenses—net	31,996	18,739	10,128	13,698	74,561
Loss on disposition of loans and REO				(44)	(44)
Income (loss) from operations	1,588	4,691	(652)	(5,609)	18
Other income	2,653	5		137	2,795
Net income (loss) before noncontrolling interest	4,241	4,696	(652)	(5,472)	2,813
Less: Net loss attributable to noncontrolling interest				3,283	3,283
Net income (loss)	4,241	4,696	(652)	(2,189)	6,096
Other comprehensive loss			(447)		(447)
Total comprehensive income (loss)	$4,241	$4,696	$(1,099)	$(2,189)	$5,649
Company’s equity in earnings (losses) of unconsolidated entities (3)	$1,996	$4,520	$623	$(452)	$6,687

(3)
Differences between the Company’s equity in earnings (losses) of unconsolidated entities and the Company's percentage interest in the underlying net income (loss) of the entities is primarily a result of impairments related to the Company’s investment in unconsolidated entities, distributions from entities in excess of the carrying amount of the Company’s net investment, and the Company’s share of the entities’ profits related to home sites purchased by the Company which reduces the Company’s cost basis of the home sites.

4. Investments in Distressed Loans and Foreclosed Real Estate
Investments in Distressed Loans
The Company’s investment in distressed loans consisted of the following as of the dates indicated (amounts in thousands):

	January 31, 2013	October 31, 2012
Unpaid principal balance	$91,339	$99,693
Discount on acquired loans	(48,507)	(62,524)
Carrying value	$42,832	$37,169
The Company's investment in distressed loans includes performing loans and non-performing loans and also includes investments in loan participations classified as secured borrowings under ASC 860, "Transfers and Servicing".
For acquired distressed loans where it is probable that the Company will collect less than the contractual amounts due under the terms of the loan based, at least in part, on the assessment of the credit quality of the borrowers, the loans are accounted for under ASC Topic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). Under ASC 310-30, provided the Company does not presently have the intention to utilize real estate secured by the loans for use in its operations or to significantly improve the collateral for resale, the amount by which the future cash flows expected to be collected at the acquisition date exceeds the estimated fair value of the loan, or accretable yield, is recognized in other income - net over the estimated remaining life of the loan using a level yield methodology . The difference between the contractually required payments of the loan as of the acquisition date and the total cash flows expected to be collected, or nonaccretable difference, is not recognized.
The Company may acquire distressed loans where it has determined that (1) it is possible to collect all contractual amounts due under the terms of the loan, (2) it expects to utilize the real estate secured by the loans in its operations, or (3) forecasted cash flows cannot be reasonably estimated. For non-performing loans acquired meeting these conditions, in accordance with ASC 310-10, "Receivable," the loans are classified as nonaccrual and interest income is not recognized. When a loan is classified as nonaccrual, any subsequent cash receipt is accounted for using the cost recovery method. For performing loans, payments are applied to principal and interest in accordance with the terms of the loan when received. As of January 31, 2013, the Company had investments in performing and non-performing loans, accounted for in accordance with ASC 310-10, of $14.0 million and $6.0 million, respectively. At October 31, 2012, the Company had investments in non-performing loans of $9.2 million. The Company had no investments in performing loans at October 31, 2012.
In the three months ended January 31, 2013, Gibraltar purchased distressed loans for approximately $16.1 million. The purchases included performing and non-performing loans secured by retail shopping centers, residential land and golf courses located in seven states.
The following table summarizes, for the distressed loans acquired in the three months ended January 31, 2012 that were accounted for in accordance with ASC 310-30, the accretable yield and the nonaccretable difference of the Company's investment in these loans as of their acquisition date (amounts in thousands).

Three months ended January 31,
2012
Contractually required payments, including interest	$52,524
Nonaccretable difference	(5,125)
Cash flows expected to be collected	47,399
Accretable yield	(20,514)
Non-performing loans carrying amount	$26,885
There were no distressed loans purchased during the three months ended January 31, 2013 that met the requirements of ASC 310-30.

The accretable yield activity for the Company’s investment in distressed loans accounted for under ASC 310-30 for the three-month periods ended January 31, 2013 and 2012 was as follows (amounts in thousands):

	Three months ended January 31,
	2013	2012
Balance, beginning of period	$17,196	$42,326
Loans acquired	—	20,514
Deletions	(2,387)	(1,768)
Accretion	(1,403)	(3,228)
Balance, end of period	$13,406	$57,844
Deletions primarily represent loan dispositions, which includes foreclosure of the underlying collateral and resulting removal of the loans from the accretable yield portfolios, and reclassifications from accretable yield to nonaccretable yield. The additions to nonaccretable yield and the accretion of interest income are based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continues to gather additional information regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in the three-month periods ended January 31, 2013 and 2012 is not necessarily indicative of expected future results.
Real Estate Owned (REO)
The following table presents the activity in REO for the three-month periods ended January 31, 2013 and 2012 (amounts in thousands):

	Three months ended January 31,
	2013	2012
Balance, beginning of period	$58,353	$5,939
Additions	11,040	1,164
Sales	(439)	(615)
Impairments	(15)
Depreciation	(175)
Balance, end of period	$68,764	$6,488
As of January 31, 2013, approximately $5.9 million and $62.8 million of REO was classified as held-for-sale and held-and-used, respectively. As of January 31, 2012, approximately $1.3 million and $5.2 million of REO was classified as held-for-sale and held-and-used, respectively. For the three-month period ended January 31, 2013, the Company recorded gains of $0.6 million from acquisitions of REO through foreclosure. There were no gains or losses recorded in the three-month period ended January 31, 2012 from REO conversions.
General
The Company’s earnings from Gibraltar's operations, excluding its investment in the Structured Asset Joint Venture, are included in other income - net in its Condensed Consolidated Statements of Operations. In the three-month periods ended January 31, 2013 and 2012, the Company recognized $0.2 million and $2.1 million of earnings, respectively, from Gibraltar's operations.
5. Senior Notes and Mortgage Company Loan Facilities
Senior Notes
At January 31, 2013, the Company had 7 issues of its Senior Notes outstanding with an aggregate principal amount of $2.03 billion.
In November 2012, the Company repaid the $59.1 million of its outstanding 6.875% Senior Notes due November 15, 2012.
Mortgage Company Loan Facilities
In July 2012, TBI Mortgage Company (“TBI Mortgage”), the Company's wholly-owned mortgage subsidiary, amended its Master Repurchase Agreement (the “Repurchase Agreement”) with Comerica Bank. The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by TBI Mortgage and it is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” The Repurchase Agreement, as amended, provides for loan purchases of up to $50 million, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $75 million for a short period of time. The Repurchase Agreement, as amended, expires on July 23, 2013 and bears interest at LIBOR plus 2.00% per annum, with a minimum rate of 3.00%.
6. Accrued Expenses
Accrued expenses at January 31, 2013 and October 31, 2012 consisted of the following (amounts in thousands):

	January 31, 2013	October 31, 2012
Land, land development and construction	$119,804	$124,731
Compensation and employee benefit	94,627	111,093
Insurance and litigation	102,135	101,908
Commitments to unconsolidated entities	2,164	2,135
Warranty	41,241	41,706
Interest	38,366	28,204
Other	69,315	66,573
	$467,652	$476,350
The Company accrues for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Warranty costs are accrued based upon historical experience. The table below provides, for the periods indicated, a reconciliation of the changes in the Company’s warranty accrual (amounts in thousands):

	Three months ended January 31,
	2013	2012
Balance, beginning of period	$41,706	$42,474
Additions – homes closed during the period	2,289	1,871
Addition – liabilities acquired		731
(Decrease) increase in accruals for homes closed in prior periods	(267)	1,783
Charges incurred	(2,487)	(3,750)
Balance, end of period	$41,241	$43,109
7. Income Taxes
The tables below provide, for the periods indicated, reconciliations of the Company’s effective tax rate from the federal statutory tax rate (amounts in thousands).

	Three months ended January 31,
	2013		2012
	$	%*	$	%*
Federal tax provision (benefit) at statutory rate	2,914	35.0	(2,243)	35.0
State tax provision (benefit), net of federal provision (benefit)	346	4.2	(271)	4.2
Increase in unrecognized tax benefits			1,500	(23.4)
Reversal of accrual for uncertain tax positions			(5,279)	82.4
Increase in deferred tax assets – net			(525)	8.2
Valuation allowance – recognized			4,089	(63.8)
Valuation allowance – reversed	(216)	(2.6)	(2,843)	44.3
Accrued interest on anticipated tax assessments	1,166	14.0	1,950	(30.4)
Other	(316)	(3.8)
Income tax provision (benefit)	3,894	46.8	(3,622)	56.5
 * Due to rounding, amounts may not add.

The Company currently operates in 19 states and is subject to various state tax jurisdictions. The Company estimates its state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction and the Company’s ability to utilize certain tax-saving strategies. Based on the Company’s estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on the Company’s tax strategies, the Company estimated its rate for state income taxes at 6.4% and 6.5% for fiscal 2013 and 2012, respectively.
At October 31, 2012, the Company evaluated evidence related to the need for its deferred tax asset valuation allowances and determined that the valuation allowance on its federal deferred tax assets and certain state valuation allowances were no longer needed. Accordingly, in the fourth quarter of fiscal 2012, the Company reversed a valuation allowance in the amount of $394.7 million.
For state tax purposes, due to past and projected losses in certain jurisdictions where the Company does not have carryback potential and/or cannot sufficiently forecast future taxable income, the Company has recognized net cumulative valuation allowances against its state deferred tax assets of $56.8 million and $57.0 million as of January 31, 2013 and October 31, 2012, respectively.
8. Stock-Based Benefit Plans
The Company grants stock options, restricted stock and various types of restricted stock units to its employees and its non-employee directors. Beginning in fiscal 2012, the Company changed the mix of stock-based compensation to its employees (other then certain senior executives) by reducing the number of stock options it grants and, in their place, issued non-performance based restricted stock units ("RSUs") as a form of compensation. The Company also replaced its stock price-based restricted stock unit ("Stock Price-Based RSUs") awards for certain senior executives with a performance-based restricted stock (“Performance-Based RSUs”) award program. Additionally, the Company has an employee stock purchase plan that allows employees to purchase Company stock at a discount.
Information regarding the amount of total stock-based compensation expense and tax benefit recognized by the Company, for the periods indicated, is as follows (amounts in thousands):

	Three months ended January 31,
	2013	2012
Total stock-based compensation expense recognized	$5,684	$5,626
Income tax benefit recognized	$2,079	$2,061
At January 31, 2013 and October 31, 2012, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $32.6 million and $14.2 million, respectively.
Information about the Company’s more significant stock-based compensation programs is outlined below.
Stock Options
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
The weighted-average assumptions and the fair value used for stock option grants in fiscal 2013 and 2012 were as follows:

	2013	2012
Expected volatility	44.04%-48.13%	44.20% - 50.24%
Weighted-average volatility	46.70%	46.99%
Risk-free interest rate	0.64%-1.56%	0.78% - 1.77%
Expected life (years)	4.48-8.88	4.59 - 9.06
Dividends	none	none
Weighted-average grant date fair value per share of options granted	$13.05	$8.70

Stock compensation expense, related to stock options, for the periods indicated, was as follows (amounts in thousands):

	2013	2012
Three months ended January 31,	$3,475	$3,522

Performance-Based Restricted Stock Units
In the first quarter of fiscal 2013, the Executive Compensation Committee of the Company’s Board of Directors ("Executive Compensation Committee") approved awards of Performance-Based RSUs relating to shares of the Company’s common stock to certain of its senior management. The Performance-Based RSUs are based on the attainment of certain performance metrics of the Company in fiscal 2013. The number of shares underlying the Performance-Based RSUs that will be issued to the recipients may range from 90% to 110% of the base award depending on actual performance as compared to the target performance goals. The Performance-Based RSUs vest over a four-year period provided the recipients continue to be employed by the Company or serve on the board of directors of the Company (as applicable) as specified in the award document.
The value of the Performance-Based RSUs was determined to be equal to the estimated number of shares of the Company’s common stock to be issued multiplied by the closing price of the Company’s common stock on the NYSE on the date the performance goals were approved by the Executive Compensation Committee. The Company evaluates the performance goals quarterly and estimates the number of shares underlying the Performance-Based RSUs that are probable of being issued. Information regarding the issuance, valuation assumptions and amortization of the Company’s Performance-Based RSUs issued in fiscal 2013 and 2012 is provided below.

	2013	2012
Estimated number of shares underlying Performance-Based RSUs to be issued	289,490	350,000
Closing price of the Company’s common stock on date performance goals were approved	$37.78	$20.50
Estimated aggregate fair value of Performance-Based RSUs to be issued (in thousands)	$10,937	$7,185
Performance-Based RSU expense recognized in the three months ended January 31, (in thousands):	$514	$936
Unamortized value of Performance-Based RSUs at January 31, (in thousands):	$14,059	$6,249
Stock Price-Based Restricted Stock Units
Information regarding the amortization of the Company’s Stock Price-Based RSUs, for the periods indicated, is provided below (amounts in thousands).

	2013	2012
Three months ended January 31,	$562	$848
Information regarding the aggregate number of outstanding Stock Price-Based RSUs and aggregate unamortized value of the outstanding Stock Price-Based RSUs, as of the date indicated, is provided below.

	January 31, 2013	October 31, 2012
Aggregate outstanding Stock Price-Based RSUs	306,000	506,000
Cumulative unamortized value of Stock Price-Based RSUs (in thousands)	$1,480	$2,042

In December 2012, the Company issued and distributed 200,000 shares of stock pursuant to a Stock Price-Based RSU award.

Non-Performance Based Restricted Stock Units
The Company issued RSUs to various officers, employees and non-employee directors. The value of the RSUs was determined to be equal to the number of shares of the Company’s common stock to be issued pursuant to the RSUs, multiplied by the closing price of the Company’s common stock on the NYSE on the date the RSUs were awarded. Information regarding these RSUs issued in the three months ended January 31, 2013 and 2012 is as follows:

	2013	2012
Number of RSUs issued	94,080	107,820
Closing price of the Company’s common stock on date of issuance	$32.22	$20.50
Aggregate fair value of RSUs issued (in thousands)	$3,031	$2,210
Information regarding the amortization of the Company’s RSUs, for the periods indicated, is as follows (amounts in thousands):

	2013	2012
Three months ended January 31,	$1,112	$314

Information regarding the aggregate number of outstanding RSUs and aggregate unamortized value of the outstanding RSUs, as of the date indicated, is as follows:

	January 31, 2013	October 31, 2012
Aggregate outstanding RSUs	230,214	137,764
Cumulative unamortized value of RSUs (in thousands)	$3,209	$1,326
9. Employee Retirement Plans
The Company has two unfunded supplemental retirement plans (“SERPs”). The table below provides, for the periods indicated, costs recognized and payments made related to its SERPs (amounts in thousands):

	Three months ended January 31,
	2013	2012
Service cost	$118	$97
Interest cost	261	303
Amortization of prior service obligation	210	184
Amortization of unrecognized losses	36	17
Total costs	$625	$601
Benefits paid	$233	$115
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

	Three months ended January 31,
	2013	2012
Number of shares purchased	3,000	3,000
Average price per share	$32.59	$20.61
Remaining authorization at January 31 (in thousands):	8,764	8,783

11. Income (Loss) per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of income (loss) per share, common stock equivalents, weighted-average number of anti-dilutive options and shares issued (amounts in thousands):

	Three months ended January 31,
	2013	2012
Basic weighted-average shares (a)	169,064	166,311
Common stock equivalents (b)	2,839
Diluted weighted-average shares	171,903	166,311
Other information:
Common stock equivalents excluded from diluted weighted-average shares due to anti-dilutive effect (b)		796
Weighted-average number of anti-dilutive options (c)	980	6,727
Shares issued under stock incentive and employee stock purchase plans	523	942

(a)	Basic weighted-average shares included the weighted-average number of shares outstanding for the period and vested shares issuable under restricted stock unit awards.

(b)
Common stock equivalents represent the dilutive effect of outstanding in-the-money stock options and unvested shares issuable under restricted stock unit awards whose performance criteria, if any, have been met and are expected to be issued, using the treasury stock method. 5.9 million shares issuable upon the conversion of the Company's 0.5% Exchangeable Senior Notes are excluded from the calculation of diluted earnings per share because they are anti-dilutive.

(c)	Based upon the average closing price of the Company’s common stock on the NYSE for the period.

12. Fair Value Disclosures
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

Financial Instruments
The table below provides, as of the date indicated, a summary of assets (liabilities) related to the Company’s financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	January 31, 2013	October 31, 2012
Corporate Securities	Level 2	$246,487	$260,772
Certificates of Deposit	Level 2	$148,105	$148,112
Short-Term Tax-Exempt Bond Fund	Level 1	$30,227	$30,184
Residential Mortgage Loans Held for Sale	Level 2	$49,400	$86,386
Forward Loan Commitments—Residential Mortgage Loans Held for Sale	Level 2	$649	$(102)
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(1,345)	$(202)
Forward Loan Commitments—IRLCs	Level 2	$1,345	$202
At January 31, 2013 and October 31, 2012, the carrying value of cash and cash equivalents and restricted cash approximated fair value.
Mortgage Loans Held for Sale
The table below provides, as of the date indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Excess
At January 31, 2013	$49,304	$49,400	$96
At October 31, 2012	$84,986	$86,386	$1,400
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
IRLCs represent individual borrower agreements that commit the Company to lend at a specified price for a specified period as long as there is no violation of any condition established in the commitment contract. These commitments have varying degrees of interest rate risk. The Company utilizes best-efforts forward loan commitments (“Forward Commitments”) to hedge the interest rate risk of the IRLCs and residential mortgage loans held for sale. Forward Commitments represent contracts with third-party investors for the future delivery of loans whereby the Company agrees to make delivery at a specified future date at a specified price. The IRLCs and Forward Commitments are considered derivative financial instruments under ASC 815, “Derivatives and Hedging,” which requires derivative financial instruments to be recorded at fair value. The Company estimates the fair value of such commitments based on the estimated fair value of the underlying mortgage loan and, in the case of IRLCs, the probability that the mortgage loan will fund within the terms of the IRLC. To manage the risk of non-performance of investors regarding the Forward Commitments, the Company assesses the credit worthiness of the investors on a periodic basis.

Marketable Securities
The table below provides, as of the date indicated, the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of marketable securities (amounts in thousands):

	January 31, 2013	October 31, 2012
Amortized cost	$424,387	$438,755
Gross unrealized holding gains	552	451
Gross unrealized holding losses	(120)	(138)
Fair value	$424,819	$439,068

The estimated fair values of corporate securities and certificates of deposit are based on quoted prices provided by brokers. The remaining contractual maturities of marketable securities as of January 31, 2013 ranged from 1 month to 23 months.
Inventory
The Company recognizes inventory impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory was determined using Level 3 criteria. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. See Note 1, “Significant Accounting Policies, Inventory” in the Company's Annual Report on Form 10-K for additional information regarding the Company’s methodology on determining fair value. As further discussed in Note 1 in the Company's Annual Report on Form 10-K, determining the fair value of a community's inventory involves a number of variables, many of which are interrelated. If the Company used a different input for any of the various unobservable inputs used in its impairment analysis, the results of the analysis may have been different, absent any other changes. The table below summarizes, for the periods indicated, the ranges of certain quantitative unobservable inputs utilized in determining the fair value of impaired communities:

	Selling price per unit (in thousands)	Sales pace per year (in units)	Discount rate
Three months ended January 31, 2013	$303 - $307	15	15.3%
Three months ended October 31, 2012	$501 - $536	11	18.3%
Three months ended July 31, 2012	$175 - $571	4 - 12	14.0% - 17.5%
Three months ended April 30, 2012	$413 - $472	6 - 17	17.5%
Three months ended January 31, 2012	$344 - $2,287	1 - 25	13.0% - 18.8%
The table below provides, for the periods indicated, the fair value of operating communities whose carrying value was adjusted and the amount of impairment charges recognized ($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges
Fiscal 2013:
January 31	60	2	$5,377	$700
				$700
Fiscal 2012:
January 31	113	8	$49,758	$6,425
April 30	115	2	$22,962	2,560
July 31	115	4	$6,609	2,685
October 31	108	3	$9,319	1,400
				$13,070

Investments in Distressed Loans and REO
Gibraltar’s distressed loans were recorded at estimated fair value at inception based on the acquisition price as determined by Level 3 inputs and was based on the estimated future cash flows to be generated by the loans discounted at the rates used to value the loans at the acquisition dates. The table below provides, as of the date indicated, the carrying amount and estimated fair value of distressed loans (amounts in thousands):

	January 31, 2013	October 31, 2012
Carrying amount	$42,832	$37,169
Estimated fair value	$44,065	$38,109
Gibraltar's REO was recorded at estimated fair value at the time it was acquired through foreclosure or deed in lieu actions using Level 3 inputs. The valuation techniques used to estimate fair value are third-party appraisals, broker opinions of value, or internal valuation methodologies (which may include discounted cash flows, capitalization rate analysis or comparable transactional analysis). Unobservable inputs used in estimating the fair value of REO assets are based upon the best information available under the circumstances and take into consideration the financial condition and operating results of the asset, local market conditions, the availability of capital, interest and inflation rates and other factors deemed appropriate by management.
Debt
The table below provides, as of the date indicated, the book value and estimated fair value of the Company’s debt (amounts in thousands):

		January 31, 2013		October 31, 2012
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (a)	Level 2	$93,314	$93,014	$99,817	$99,093
Senior notes (b)	Level 1	2,030,121	2,272,730	2,089,189	2,340,189
Mortgage company warehouse loan (c)	Level 2	43,464	43,464	72,664	72,664
		$2,166,899	$2,409,208	$2,261,670	$2,511,946

(a)
The estimated fair value of loans payable was based upon their indicated market prices or the interest rates that the Company believed were available to it for loans with similar terms and remaining maturities as of the applicable valuation date.

(b)	The estimated fair value of the Company’s senior notes is based upon their indicated market prices.

(c)	The Company believes that the carrying value of its mortgage company warehouse loan borrowings approximates their fair value.
13. Other Income - Net
The table below provides, for the periods indicated, the components of other income - net (amounts in thousands):

	Three months ended January 31,
	2013	2012
Interest income	$1,475	$914
Income from ancillary businesses	1,278	1,083
Gibraltar	151	2,138
Management fee income	327	687
Retained customer deposits	678	654
Land sales, net	145
Other	572	719
Total other income - net	$4,626	$6,195

Income from ancillary businesses includes the activity of the Company’s non-core businesses which include its mortgage, title, landscaping, security monitoring and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for the Company’s non-core ancillary businesses (amounts in thousands):

	Three months ended January 31,
	2013	2012
Revenue	$16,641	$13,813
Expense	$15,363	$12,730
14. Commitments and Contingencies
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
Land Purchase Commitments
Generally, the Company’s option and purchase agreements to acquire land parcels do not require the Company to purchase those land parcels, although the Company may, in some cases, forfeit any deposit balance outstanding if and when it terminates an option and purchase agreement. If market conditions are weak, approvals needed to develop the land are uncertain or other factors exist that make the purchase undesirable, the Company may not acquire the land. Whether an option and purchase agreement is legally terminated or not, the Company reviews the amount recorded for the land parcel subject to the option and purchase agreement to determine if the amount is recoverable. While the Company may not formally terminate the option and purchase agreements for those land parcels that it does not expect to acquire, it writes off any non-refundable deposits and costs previously capitalized to such land parcels in the periods that it determines such costs are not recoverable.
Information regarding the Company’s land purchase commitments, as of the date indicated, is provided in the table below (amounts in thousands):

	January 31, 2013	October 31, 2012
Aggregate purchase commitments:
Unrelated parties	$973,052	$742,918
Unconsolidated entities that the Company has investments in	65,805	4,067
Total	$1,038,857	$746,985
Deposits against aggregate purchase commitments	$42,428	$42,921
Additional cash required to acquire land	996,429	704,064
Total	$1,038,857	$746,985
Amount of additional cash required to acquire land in accrued expenses	$574	$4,328
In addition, the Company expects to purchase approximately 545 additional lots from a joint venture in which it has a 50% interest. The purchase price of the lots will be determined at a future date.
At January 31, 2013, the Company also had purchase commitments to acquire land for apartment developments of approximately $93.3 million.
The Company has additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since it does not believe that it will complete the purchase of these land parcels and no additional funds will be required from the Company to terminate these contracts.

Surety Bonds and Letters of Credit
At January 31, 2013, the Company had outstanding surety bonds amounting to $375.2 million, primarily related to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that $219.4 million of work remains on these improvements. The Company has an additional $61.3 million of surety bonds outstanding that guarantee other obligations of the Company. The Company believes it is not probable that any outstanding bonds will be drawn upon.
At January 31, 2013, the Company had outstanding letters of credit of $78.8 million, including $66.0 million under its credit facility and $12.8 million collateralized by restricted cash. These letters of credit were issued to secure various financial obligations of the Company including insurance policy deductibles and other claims, land deposits and security to complete improvements in communities which it is operating. The Company believes it is not probable that any outstanding letters of credit will be drawn upon.
Backlog
At January 31, 2013, the Company had agreements of sale outstanding to deliver 2,796 homes with an aggregate sales value of $1.86 billion.
Mortgage Commitments
The Company’s mortgage subsidiary provides mortgage financing for a portion of the Company’s home closings. For those home buyers to whom the Company’s mortgage subsidiary provides mortgages, it determines whether the home buyer qualifies for the mortgage he or she is seeking based upon information provided by the home buyer and other sources. For those home buyers that qualify, the Company’s mortgage subsidiary provides the home buyer with a mortgage commitment that specifies the terms and conditions of a proposed mortgage loan based upon then-current market conditions. Prior to the actual closing of the home and funding of the mortgage, the home buyer will lock in an interest rate based upon the terms of the commitment. At the time of rate lock, the Company’s mortgage subsidiary agrees to sell the proposed mortgage loan to one of several outside recognized mortgage financing institutions (“investors”), that is willing to honor the terms and conditions, including interest rate, committed to the home buyer. The Company believes that these investors have adequate financial resources to honor their commitments to its mortgage subsidiary.
Information regarding the Company’s mortgage commitments, as of the date indicated, is provided in the table below (amounts in thousands):

	January 31, 2013	October 31, 2012
Aggregate mortgage loan commitments:
IRLCs	$128,023	$111,173
Non-IRLCs	553,392	456,825
Total	$681,415	$567,998
Investor commitments to purchase:
IRLCs	$128,023	$111,173
Mortgage loans receivable	45,090	80,697
Total	$173,113	$191,870

15. Geographic Segments
Revenue and income (loss) before income taxes for each of the Company’s geographic segments, for the periods indicated, were as follows (amounts in thousands):

	Three months ended January 31,
	2013	2012
Revenue:
North	$92,670	$75,580
Mid-Atlantic	132,151	100,799
South	87,185	76,466
West	112,595	69,110
Total	$424,601	$321,955
Income (loss) before income taxes:
North	$7,242	$1,201
Mid-Atlantic	15,095	10,642
South	2,725	(2,077)
West	8,047	5,603
Corporate and other	(24,783)	(21,777)
Total	$8,326	$(6,408)
“Corporate and other” is comprised principally of general corporate expenses such as the offices of the Executive Officers of the Company, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, interest income and income from certain of the Company’s ancillary businesses, Gibraltar and income from a number of the Company's unconsolidated entities.
Total assets for each of the Company’s geographic segments, as of the date indicated, are shown in the table below (amounts in thousands).

	January 31, 2013	October 31, 2012
North	$1,430,831	$1,205,900
Mid-Atlantic	1,349,624	1,304,798
South	869,325	821,001
West	959,673	913,699
Corporate and other	1,508,798	1,935,646
Total	$6,118,251	$6,181,044
Corporate and other is comprised principally of cash and cash equivalents, marketable securities, restricted cash, the assets of the Company’s manufacturing facilities and mortgage subsidiary, and its Gibraltar investments.

The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable and write-downs of investments in unconsolidated entities (including the Company's pro-rata share of impairment charges recognized by the unconsolidated entities in which it has an investment) and recoveries of prior charges for the periods indicated, as shown in the table below; the net carrying value of inventory and investments in and advances to unconsolidated entities for each of the Company’s geographic segments, as of the dates indicated, are also shown in the table below (amounts in thousands):

	Net Carrying Value		Impairments
	At January 31,	At October 31,	Three months ended January 31,
	2013	2012	2013	2012
Inventory:
Land controlled for future communities:
North	$14,937	$13,196	$88	$24
Mid-Atlantic	26,031	27,249	16	199
South	8,130	7,724	355	555
West	5,423	8,131	(450)	(1)
	54,521	56,300	9	777
Land owned for future communities:
North	395,575	226,082
Mid-Atlantic	474,446	431,620
South	163,080	141,644		918
West	220,001	241,027
	1,253,102	1,040,373	—	918
Operating communities:
North	855,440	803,085	500	2,265
Mid-Atlantic	739,084	729,739
South	633,822	603,239		4,160
West	619,078	528,451	200
	2,847,424	2,664,514	700	6,425
Total	$4,155,047	$3,761,187	$709	$8,120

Investments in and advances to unconsolidated entities:
North	$143,358	$142,213
South	31,609	31,252
West	106,368	116,452
Corporate	40,516	40,700
Total	$321,851	$330,617	$—	$—

16. Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the statements of cash flows for the three months ended January 31, 2013 and 2012 (amounts in thousands):

	2013	2012
Cash flow information:
Interest capitalized, net of amount paid	$6,801	$766
Income tax payment		$2,093
Income tax refunds	$469
Non-cash activity:
Cost of inventory acquired through seller financing or municipal bonds, net	$15,998	$431
Miscellaneous decreases to inventory	$(144)	$(75)
Defined benefit plan amendment	$519	$310
Increase in accrued expenses related to Stock Price-Based RSUs paid	$2,939
Increase of investments in unconsolidated entities due to reduction in letters of credit or accrued liabilities	$(24)	$(26)
Transfer of inventory to investment in distressed loans and foreclosed real estate		$802
Transfer of inventory to investment in unconsolidated entities		$5,793
Unrealized gain on derivative held by equity investee	$151	$795
Miscellaneous increases (decreases) to investments in unconsolidated entities	$86	$(18)
Acquisition of Business:
Fair value of assets purchased		$149,959
Liabilities assumed		$5,213
Cash paid		$144,746
17. Supplemental Guarantor Information
A 100% owned subsidiary of the Company, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following Senior Notes (amounts in thousand):

	Original Amount Issued	Amount outstanding at January 31, 2013

5.95% Senior Notes due 2013	$250,000	$104,785
4.95% Senior Notes due 2014	$300,000	$267,960
5.15% Senior Notes due 2015	$300,000	$300,000
8.91% Senior Notes due 2017	$400,000	$400,000
6.75% Senior Notes due 2019	$250,000	$250,000
5.875% Senior Notes due 2022	$419,876	$419,876
0.5% Exchangeable Senior Notes due 2032	$287,500	$287,500
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
Condensed Consolidating Balance Sheet at January 31, 2013:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	293,256	75,500	—	368,756
Marketable securities			364,585	60,234		424,819
Restricted cash	15,060		17,369	1,328		33,757
Inventory			3,859,964	295,083		4,155,047
Property, construction and office equipment, net			109,618	3,259		112,877
Receivables, prepaid expenses and other assets	146	14,458	74,673	77,665	(14,061)	152,881
Mortgage loans held for sale				49,400		49,400
Customer deposits held in escrow			28,455	2,846		31,301
Investments in and advances to unconsolidated entities			64,931	256,920		321,851
Investments in distressed loans				42,832		42,832
Investments in foreclosed real estate				68,764		68,764
Investments in and advances to consolidated entities	2,847,200	2,045,897	(1,044,776)	(714,679)	(3,133,642)	—
Deferred tax assets, net of valuation allowances	355,966					355,966
	3,218,372	2,060,355	3,768,075	219,152	(3,147,703)	6,118,251
LIABILITIES AND EQUITY
Liabilities:
Loans payable			78,308	15,006		93,314
Senior notes		1,976,150			45,747	2,021,897
Mortgage company warehouse loan				43,464		43,464
Customer deposits			148,085	8,673		156,758
Accounts payable			110,764	27		110,791
Accrued expenses		37,526	317,137	127,196	(14,207)	467,652
Income taxes payable	83,265					83,265
Total liabilities	83,265	2,013,676	654,294	194,366	31,540	2,977,141
Equity:
Stockholders’ equity:
Common stock	1,692		48	3,006	(3,054)	1,692
Additional paid-in capital	412,242	49,400		1,734	(51,134)	412,242
Retained earnings	2,725,829	(2,721)	3,113,875	13,901	(3,125,055)	2,725,829
Treasury stock, at cost	(38)					(38)
Accumulated other comprehensive loss	(4,618)		(142)	(43)		(4,803)
Total stockholders’ equity	3,135,107	46,679	3,113,781	18,598	(3,179,243)	3,134,922
Noncontrolling interest				6,188		6,188
Total equity	3,135,107	46,679	3,113,781	24,786	(3,179,243)	3,141,110
	3,218,372	2,060,355	3,768,075	219,152	(3,147,703)	6,118,251

Condensed Consolidating Balance Sheet at October 31, 2012:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents			711,375	67,449		778,824
Marketable securities			378,858	60,210		439,068
Restricted cash	28,268		17,561	1,447		47,276
Inventory			3,527,677	233,510		3,761,187
Property, construction and office equipment, net			106,963	3,008		109,971
Receivables, prepaid expenses and other assets	134	15,130	77,175	68,300	(16,181)	144,558
Mortgage loans held for sale				86,386		86,386
Customer deposits held in escrow			27,312	2,267		29,579
Investments in and advances to unconsolidated entities			70,145	260,472		330,617
Investments in distressed loans				37,169		37,169
Investments in foreclosed real estate				58,353		58,353
Investments in and advances to consolidated entities	2,816,607	2,092,810	(1,168,812)	(630,493)	(3,110,112)	—
Deferred tax assets, net of valuation allowances	358,056					358,056
	3,203,065	2,107,940	3,748,254	248,078	(3,126,293)	6,181,044
LIABILITIES AND EQUITY
Liabilities:
Loans payable			69,393	30,424		99,817
Senior notes		2,032,335			48,128	2,080,463
Mortgage company warehouse loan				72,664		72,664
Customer deposits			136,225	6,752		142,977
Accounts payable			99,889	22		99,911
Accrued expenses		27,476	341,233	119,244	(11,603)	476,350
Income taxes payable	80,991					80,991
Total liabilities	80,991	2,059,811	646,740	229,106	36,525	3,053,173
Equity:
Stockholders’ equity:
Common stock	1,687		48	3,006	(3,054)	1,687
Additional paid-in capital	404,418	49,400		1,734	(51,134)	404,418
Retained earnings	2,721,397	(1,271)	3,101,833	8,068	(3,108,630)	2,721,397
Treasury stock, at cost	(983)					(983)
Accumulated other comprehensive loss	(4,445)		(367)	(7)		(4,819)
Total stockholders’ equity	3,122,074	48,129	3,101,514	12,801	(3,162,818)	3,121,700
Noncontrolling interest				6,171		6,171
Total equity	3,122,074	48,129	3,101,514	18,972	(3,162,818)	3,127,871
	3,203,065	2,107,940	3,748,254	248,078	(3,126,293)	6,181,044

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended January 31, 2013 ($ in thousands):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			419,778	25,490	(20,667)	424,601
Cost of revenues			340,182	11,144	(5,389)	345,937
Selling, general and administrative	16	687	83,578	11,070	(17,304)	78,047
Interest expense		31,422		160	(31,582)	—
	16	32,109	423,760	22,374	(54,275)	423,984
Income (loss) from operations	(16)	(32,109)	(3,982)	3,116	33,608	617
Other:
Income from unconsolidated entities			1,118	1,965		3,083
Other income - net	4	29,727	5,995	126	(31,226)	4,626
Income from subsidiaries	8,338		5,207		(13,545)	—
Income before income tax benefit	8,326	(2,382)	8,338	5,207	(11,163)	8,326
Income tax benefit	3,894	(933)	3,266	2,039	(4,372)	3,894
Net income	4,432	(1,449)	5,072	3,168	(6,791)	4,432
Other comprehensive income (loss)	(173)		225	(36)		16
Comprehensive income (loss)	4,259	(1,449)	5,297	3,132	(6,791)	4,448

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income for the three months ended January 31, 2012 ($ in thousands):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			327,692	12,386	(18,123)	321,955
Cost of revenues			272,884	674	(1,950)	271,608
Selling, general and administrative	13	478	73,287	9,519	(13,660)	69,637
Interest expense		25,286			(25,286)	—
	13	25,764	346,171	10,193	(40,896)	341,245
Loss from operations	(13)	(25,764)	(18,479)	2,193	22,773	(19,290)
Other:
Loss (income) from unconsolidated entities			5,229	1,458		6,687
Other income - net	7	25,764	2,966	233	(22,775)	6,195
Loss from subsidiaries	(6,402)		3,884		2,518	—
Loss before income tax benefit	(6,408)	—	(6,400)	3,884	2,516	(6,408)
Income tax benefit	(3,622)	—	(3,618)	2,195	1,423	(3,622)
Net income	(2,786)	—	(2,782)	1,689	1,093	(2,786)
Other comprehensive loss	(109)		(552)			(661)
Comprehensive (loss) income	(2,895)	—	(3,334)	1,689	1,093	(3,447)

Condensed Consolidating Statement of Cash Flows for the three months ended January 31, 2013 ($ in thousands):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities:
Net income (loss)	4,432	(1,449)	5,072	3,168	(6,791)	4,432
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6	3,570	5,139	191	(2,381)	6,525
Stock-based compensation	5,684					5,684
Income from unconsolidated entities			(1,117)	(1,966)		(3,083)
Distributions of earnings from unconsolidated entities			690	1,723		2,413
Income from distressed loans and foreclosed real estate				(3,011)		(3,011)
Deferred tax provision	2,306					2,306
Deferred tax valuation allowance	(216)					(216)
Inventory impairments and write-offs			740		(31)	709
Change in fair value of mortgage loans receivable and derivative instruments				554		554
Changes in operating assets and liabilities
Increase in inventory			(317,472)	(61,274)	31	(378,715)
Origination of mortgage loans				(141,148)		(141,148)
Sale of mortgage loans				176,830		176,830
Decrease in restricted cash	13,208		192	119		13,519
(Increase) decrease in receivables, prepaid expenses and other assets	(30,512)	46,897	(115,728)	79,311	11,776	(8,256)
Increase in customer deposits			10,717	1,342		12,059
Increase (decrease) in accounts payable and accrued expenses	(3,211)	10,050	(9,867)	6,934	(2,604)	1,302
Increase in income taxes payable	2,274					2,274
Net cash (used in) provided by operating activities	(6,029)	59,068	(421,634)	62,773	—	(305,822)
Cash flow provided by (used in) investing activities:
Purchase of property and equipment - net			(5,123)	(268)		(5,391)
Purchase of marketable securities			(25,938)	(81)		(26,019)
Sale and redemption of marketable securities			38,775			38,775
Investments in and advances to unconsolidated entities			(2,047)	(5,567)		(7,614)
Return of investments in unconsolidated entities			7,960	9,351		17,311
Investments in distressed loans and foreclosed real estate				(16,252)		(16,252)
Return of investments in distressed loans and foreclosed real estate				3,015		3,015
Net cash provided by (used in) investing activities	—	—	13,627	(9,802)	—	3,825
Cash flow (used in) provided by financing activities:
Proceeds from loans payable				244,830		244,830
Principal payments of loans payable			(10,112)	(289,750)		(299,862)
Redemption of senior notes		(59,068)				(59,068)
Proceeds from stock-based benefit plans	6,108					6,108
Purchase of treasury stock	(79)					(79)
Net cash (used in) provided by financing activities	6,029	(59,068)	(10,112)	(44,920)	—	(108,071)
Net (decrease) increase in cash and cash equivalents	—	—	(418,119)	8,051	—	(410,068)
Cash and cash equivalents, beginning of period			711,375	67,449		778,824
Cash and cash equivalents, end of period	—	—	293,256	75,500	—	368,756

Condensed Consolidating Statement of Cash Flows for the three months ended January 31, 2012 ($ in thousands):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities:
Net (loss) income	(2,786)	—	(2,782)	1,689	1,093	(2,786)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization		794	4,419	16		5,229
Stock-based compensation	5,626					5,626
Income from unconsolidated entities			(7,729)	1,042		(6,687)
Distributions of earnings from unconsolidated entities			872			872
Income from distressed loans and foreclosed real estate				(4,138)		(4,138)
Deferred tax benefit	(1,246)					(1,246)
Deferred tax valuation allowance	1,246					1,246
Inventory impairments and write-offs			8,120			8,120
Change in fair value of mortgage loans receivable and derivative instruments				346		346
Gain on marketable securities			(39)			(39)
Changes in operating assets and liabilities
Increase in inventory			(100,509)	(7,959)		(108,468)
Origination of mortgage loans				(120,662)		(120,662)
Sale of mortgage loans				146,895		146,895
(Increase) decrease in restricted cash	(28,307)		650	(824)		(28,481)
Decrease (increase) in receivables, prepaid expenses and other assets	22,096	(4,793)	(177,589)	173,768	(1,701)	11,781
Increase (decrease) in customer deposits			9,291	(6,061)		3,230
Increase (decrease) in accounts payable and accrued expenses	(109)	3,999	(11,553)	(60,072)	608	(67,127)
Decrease in income taxes payable	(5,790)					(5,790)
Net cash (used in) provided by operating activities	(9,270)	—	(276,849)	124,040	—	(162,079)
Cash flow used in investing activities:
Purchase of property and equipment — net			(2,563)	(829)		(3,392)
Sale and redemption of marketable securities			88,217			88,217
Investments in and advances to unconsolidated entities			(256)	(71,528)		(71,784)
Return of investments in unconsolidated entities			15,333			15,333
Investments in distressed loans and foreclosed real estate				(26,410)		(26,410)
Return of investments in distressed loans and foreclosed real estate				3,702		3,702
Acquisition of a business			(144,746)			(144,746)
Net cash used in investing activities	—	—	(44,015)	(95,065)	—	(139,080)
Cash flow (used in) provided by financing activities:
Proceeds from loans payable				199,139		199,139
Principal payments of loans payable			(12,520)	(225,376)		(237,896)
Proceeds from stock-based benefit plans	9,334					9,334
Purchase of treasury stock	(64)					(64)
Net cash (used in) provided by financing activities	9,270	—	(12,520)	(26,237)	—	(29,487)
Net (decrease) increase in cash and cash equivalents	—	—	(333,384)	2,738	—	(330,646)
Cash and cash equivalents, beginning of period	—		775,300	131,040		906,340
Cash and cash equivalents, end of period	—	—	441,916	133,778	—	575,694

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements, notes thereto, and the related Management's Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012. It also should be read in conjunction with the disclosure under “Statement on Forward-Looking Information” in this report.
Unless otherwise stated, net contracts signed represents a number or value equal to the gross number or value of contracts signed during the relevant period, less the number or value of contracts canceled during the relevant period, which includes contracts that were signed during the relevant period and in prior periods.
OVERVIEW
Financial Highlights
In the three-month period ended January 31, 2013, we recognized $424.6 million of revenues and net income of $4.4 million, as compared to $322.0 million of revenues and a net loss of $2.8 million in the three-month period ended January 31, 2012. The fiscal 2013 three-month income before income taxes included $0.7 million of inventory impairments and write-offs. The fiscal 2012 three-month loss before income taxes included $8.1 million of inventory impairments and write-offs. During the fiscal 2013 three-month period, we recognized an income tax provision of $3.9 million, as compared to an income tax benefit of $3.6 million in the fiscal 2012 period.
Our Business Environment and Current Outlook
In fiscal 2012, the housing market began to recover from the significant slowdown that started in the fourth quarter of our fiscal year ended October 31, 2005. The recovery has continued in fiscal 2013.
During fiscal 2012, we, and many of the other public home builders, saw a strong recovery in the number of new sales contracts signed. Our net contracts signed in fiscal 2012, as compared to fiscal 2011, increased nearly 50% in the number of net contracts signed and 59% in the value of net contracts signed. In the three-month period ended January 31, 2013, net contracts signed increased 49.2% in units and 38.2% in value, as compared to the same period in fiscal 2012.
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
In many markets, the pipeline of approved and improved home sites has dwindled as builders and developers have lacked both the capital and the economic benefit for bringing sites through approvals. Therefore, we believe that as demand continues to strengthen, builders and developers with approved land in well-located markets will benefit. We believe that this will be particularly true for us because our land portfolio is heavily weighted in the metro-Washington, DC to metro-Boston corridor where land is scarce, approvals are more difficult to obtain and overbuilding has been relatively less prevalent than in the Southeast and Western regions.

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
We believe that many of the small and mid-sized private builders that had been our primary competitors in the luxury market are no longer in business and that access to capital by the remaining private builders is severely constrained. While some of these private builders may emerge with new capital, the scarcity of attractive land is a further impediment to their competitiveness.
We believe that geographic and product diversification, access to lower-cost capital and strong demographics benefit those builders, like us, who can control land and persevere through the increasingly difficult regulatory approval process; these factors favor a large publicly traded home building company with the capital and expertise to control home sites and gain market share. We also believe that during the recent prolonged downturn, many builders and land developers reduced the number of home sites that were taken through the approval process. The process continues to be difficult and lengthy, and the political pressure from no-growth proponents continues to increase, but we believe our expertise in taking land through the approval process and our already-approved land positions will allow us to grow in the years to come as market conditions improve.
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
Based on our belief that the housing market has begun to recover, the increased attractiveness of land available for purchase and the revival of demand in certain areas, we have begun to increase our land positions. During fiscal 2012 and the three-month period ended January 31, 2013, we acquired control of approximately 6,100 home sites (net of options terminated) and 4,100 home sites (net of options terminated), respectively. At January 31, 2013, we controlled approximately 43,700 home sites of which we owned approximately 33,500. Of these 33,500 home sites, significant improvements were completed on approximately 12,000. At January 31, 2013 and 2012, we were selling from 225 and 228 communities, respectively. At October 31, 2012, we were selling from 224 communities, compared to 215 communities at October 31, 2011. During the three-month period ended January 31, 2013, we opened 12 new communities for sale and sold out of 11 communities.
We expect to open approximately 70 communities for sale in the nine-month period ending October 31, 2013. We expect to be selling from 225 to 255 communities at October 31, 2013. At January 31, 2013, we had 45 communities that were temporarily closed due to market conditions and 34 communities for which we had acquired the land but have temporarily decided not to open.
Diversification
Based on our experience, our land acquisition/development, and construction expertise and our financial and marketing strength, we acquired control of a number of land parcels for for-rent apartment projects, including two student housing sites, totaling approximately 4,900 units. These projects, which are located in the metro Boston to Washington, D.C. corridor and which we are currently developing or expect to develop in partnership structures over the next several years, should start generating revenues beginning in 2015. A number of these sites had been acquired by us as part of a larger purchase or were originally acquired to develop as for-sale homes. Of the 4,900 units, 800 are owned by joint ventures in which we have a 50% interest; approximately 1,450 are owned by us; 1,850 of them are under contract; and 800 of them are under letters of intent. We currently own through Toll Brothers Realty Trust and Toll Brothers Realty Trust II interests in approximately 1,500 apartment units in the Washington, D.C. area and Princeton Junction, NJ.

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
There has been significant media attention given to mortgage put-backs, a practice by which a buyer of a mortgage loan tries to recoup losses from the loan originator. We do not believe this is a material issue for our mortgage subsidiary. Of the approximately 16,042 loans sold by our mortgage subsidiary since November 1, 2004, only 39 have been the subject of either actual indemnification payments or take-backs or contingent liability loss provisions related thereto. We believe that this is due to (i) our typical home buyer's financial position and sophistication; (ii) on average, our home buyers who use mortgage financing to purchase a home pay approximately 30% of the purchase price in cash; (iii) our general practice of not originating certain loan types such as option adjustable rate mortgages and down payment assistance products, and our origination of few sub-prime and high loan-to-value/no documentation loans; (iv) our elimination of “early payment default” provisions from each of our agreements with our mortgage investors several years ago; and (v) the quality of our controls, processes and personnel in our mortgage subsidiary.
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
Gibraltar
We look for distressed real estate opportunities through our Gibraltar Capital and Asset Management LLC (“Gibraltar”) wholly-owned subsidiary. Gibraltar selectively reviews a steady flow of new opportunities, including bank portfolios and other distressed real estate investments.
During the three-month period ended January 31, 2013, Gibraltar acquired three loans directly and invested in a loan participation for an aggregate purchase price of approximately $16.1 million. The loans are secured by retail shopping centers, residential land and golf courses located in seven states.
At January 31, 2013, Gibraltar had investments in distressed loans of approximately $42.8 million, investments in foreclosed real estate of $68.8 million and an investment in a structured asset joint venture of $37.5 million. At January 31, 2013, Gibraltar directly owned, or through loan participations held interests in, 102 loans and properties with a net unpaid principal of the loans or estimated fair value of the properties of approximately $160.1 million.
During the three-month periods ended January 31, 2013 and 2012, we recognized income of $2.1 million and $1.7 million from the Gibraltar operations, respectively, including its equity in the earnings from its investment in a structured asset joint venture.

CONTRACTS AND BACKLOG
The aggregate value of net contracts signed increased $169.7 million or 38.2% in the three-month period ended January 31, 2013, as compared to the three-month period ended January 31, 2012. The value of net contracts signed was $614.4 million (973 homes) and $444.7 million (652 homes) in the three-month periods ended January 31, 2013 and 2012, respectively. The increase in the aggregate value of net contracts signed in the fiscal 2013 period, as compared to the fiscal 2012 period was the result of a 49.2% increase in the number of net contracts signed, offset, in part, by a 7.4% decrease in the average value of each contract signed. The increase in the number of net contracts signed was primarily due to an increase in demand for our homes in the fiscal 2013 period, as compared to the fiscal 2012 period. The decrease in the average value of each contract signed was due primarily to the sales contracts signed at one of our luxury high-rise developments in the metro-New York market in fiscal 2012 which averaged approximately $4.1 million each, offset, in part, by, increased prices and/or reduced incentives given on new contracts signed in the fiscal 2013 period and a change in mix to more expensive product and/or areas in the fiscal 2013 period.
In the three-month period ended January 31, 2013, home buyers canceled $45.3 million (64 homes) of signed contracts, representing 6.9% of the gross value of contracts signed and 6.2% of the gross number of contracts signed. In the three-month period ended January 31, 2012, home buyers canceled $25.6 million (43 homes) of signed contracts, representing 5.4% of the gross value of contracts signed and 6.2% of the gross number of contracts signed.
Backlog consists of homes under contract but not yet delivered to our home buyers. The value of our backlog at January 31, 2013 of $1.86 billion (2,796 homes) increased 66.4%, as compared to our backlog at January 31, 2012 of $1.12 billion (1,784 homes). Our backlog at October 31, 2012 and 2011 was $1.67 billion (2,569 homes) and $981.1 million (1,667 homes), respectively. The increase in the value of backlog at January 31, 2013, as compared to the backlog at January 31, 2012, was primarily attributable to the increase in the aggregate value of net contracts signed in the three-month period ended January 31, 2013, as compared to the three-month period ended January 31, 2012, and the higher backlog at October 31, 2012, as compared to the backlog at October 31, 2011, offset, in part, by the increase in the aggregate value of our deliveries in the three-month period of fiscal 2013, as compared to the aggregate value of deliveries in the three-month period of fiscal 2012.
For more information regarding revenues, net contracts signed and backlog by geographic segment, see “Geographic Segments” in this MD&A.
CRITICAL ACCOUNTING POLICIES
As disclosed in our annual report on Form 10-K for the fiscal year ended October 31, 2012, our most critical accounting policies relate to inventory, income taxes-valuation allowances and revenue and cost recognition. Since October 31, 2012, there have been no significant changes to those critical accounting policies.
OFF-BALANCE SHEET ARRANGEMENTS
We have investments in and advances to various unconsolidated entities. At January 31, 2013, we had investments in and advances to these entities, net of impairment charges recognized, of $321.9 million, and were committed to invest or advance $91.9 million to these entities if they require additional funding. In addition, we have guaranteed approximately $11.9 million of joint venture liabilities, including $9.8 million of payments under a ground lease for one of the joint ventures. Our investments in these entities are accounted for using the equity method of accounting. For more information regarding these joint ventures, see Note 3, "Investments in and Advances to Unconsolidated Entities" in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
The trends, uncertainties or other factors that have negatively impacted our business and the industry in general have also impacted the unconsolidated entities in which we have investments. We review each of our investments on a quarterly basis for indicators of impairment. A series of operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of our investment in the unconsolidated entity has occurred. If a loss exists, we further review to determine if the loss is other than temporary, in which case we write down the investment to its fair value. The evaluation of our investment in unconsolidated entities entails a detailed cash flow analysis using many estimates including but not limited to expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, market conditions and anticipated cash receipts, in order to determine projected future distributions. Each of the unconsolidated entities evaluates its inventory in a similar manner as we do. See “Critical Accounting Policies - Inventory” contained in the MD&A in our Annual Report on Form 10-K for the year ended October 31, 2012 for more detailed disclosure on our evaluation of inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, our proportionate share is reflected in income (loss) from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities. Based upon our evaluation of the fair value of our investments in unconsolidated entities, we determined that no impairments of our investments occurred in the three-month periods ended January 31, 2013 and 2012.

RESULTS OF OPERATIONS
The following table sets forth, for the three-month periods ended January 31, 2013 and 2012, a comparison of certain items in the condensed consolidated statements of operations ($ amounts in millions):

	Three months ended January 31,
	2013		2012
	$	%*	$	%*
Revenues	424.6		322.0
Cost of revenues	345.9	81.5	271.6	84.4
Selling, general and administrative	78.0	18.4	69.6	21.6
	424.0	99.9	341.2	106.0
Income (loss) from operations	0.6		(19.3)
Other
Income from unconsolidated entities	3.1		6.7
Other income - net	4.6		6.2
Income (loss) before income taxes	8.3		(6.4)
Income tax provision (benefit)	3.9		(3.6)
Net income (loss)	4.4		(2.8)
* Percent of revenues
Note: Due to rounding, amounts may not add.
REVENUES AND COST OF REVENUES
Revenues for the three months ended January 31, 2013 were higher than those for the comparable period of fiscal 2012 by approximately $102.6 million, or 31.9%. This increase was primarily attributable to an increase in the number of homes delivered. In the fiscal 2013 period, we delivered 746 homes with a value of $424.6 million, as compared to 564 homes in the fiscal 2012 period with a value of $322.0 million. The increase in the number of homes delivered in the three-month period ended January 31, 2013, as compared to the fiscal 2012 period, was primarily due to the higher number of homes in backlog at the beginning of fiscal 2013, as compared to the beginning of fiscal 2012.
Cost of revenues as a percentage of revenues was 81.5% in the three-month period ended January 31, 2013 , as compared to 84.4% in the three-month period ended January 31, 2012. In the three-month periods ended January 31, 2013 and 2012, we recognized inventory impairment charges and write-offs of $0.7 million and $8.1 million, respectively. Cost of revenues as a percentage of revenues, excluding impairments, was 81.3% of revenues in the three-month period ended January 31, 2013, as compared to 81.8% in the fiscal 2012 period. The decrease in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in the fiscal 2013 period, as compared to the fiscal 2012 period, was due primarily to lower interest costs in the fiscal 2013 period, as compared to the fiscal 2012 period. During the fiscal 2013 period, the cost of land, land improvements, materials and labor increased as a percentage of revenues by approximately 0.8%, as compared to the fiscal 2012 period due in part to a change in the mix of product delivered in the fiscal 2013 period; these increases were offset by improved absorption of job overhead and closing costs due to the increased number of homes closed in the fiscal 2013 period, as compared to the fiscal 2012 period. In the three-month periods ended January 31, 2013 and 2012, interest cost as a percentage of revenues was 4.7% and 5.1%, respectively.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)
SG&A increased by $8.4 million in the three-month period ended January 31, 2013, as compared to the three-month period ended January 31, 2012. As a percentage of revenues, SG&A was 18.4% in the fiscal 2013 period, as compared to 21.6% in the fiscal 2012 period. The decline in SG&A as a percentage of revenues was due to SG&A increasing by 12.1% while revenues increased 31.9%. The increase in SG&A costs was due primarily to increased compensation costs and increased sales and marketing costs. The increased costs were due primarily to the increase in net sales contracts taken and the number of homes delivered in the fiscal 2013 period, as compared to the fiscal 2012 period, and the increased number of communities we were in the process of preparing to open in fiscal 2013, as compared to the fiscal 2012 period.

INCOME FROM UNCONSOLIDATED ENTITIES
We are a participant in several joint ventures. We recognize our proportionate share of the earnings and losses from these entities. Many of our joint ventures are land development projects or high-rise/mid-rise construction projects and do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, these joint ventures will generally, over a relatively short period of time, generate revenues and earnings until all assets of the entity are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from quarter-to-quarter and year-to-year.
In the three-month period ended January 31, 2013, we recognized $3.1 million of income from unconsolidated entities, as compared to $6.7 million in the comparable period of fiscal 2012. The $3.6 million decrease in income from unconsolidated entities in the fiscal 2013 period, as compared to the fiscal 2012 period, was due principally to lower income in the fiscal 2013 period, as compared to the fiscal 2012 period, generated from one of our development joint ventures and two condominium joint ventures due to their substantial completion in the fiscal 2012 period, offset, in part, by higher income realized from Gibraltar's structured asset joint venture in the fiscal 2013 period, as compared to the fiscal 2012 period.
OTHER INCOME - NET
Other income - net includes the gains and losses from our ancillary businesses, interest income, management fee income, retained customer deposits, income/losses on land sales and other miscellaneous items.
For the three months ended January 31, 2013 and 2012, other income was $4.6 million and $6.2 million, respectively. The decrease in other income - net in the three-month period ended January 31, 2013, as compared to the fiscal 2012 period, was primarily due to a decrease in income from our Gibraltar operations and lower management fee income in the fiscal 2013 period, as compared to the fiscal 2012 period, offset, in part, by higher interest and rental income in the fiscal 2013 period, as compared to the fiscal 2012 period.
INCOME (LOSS) BEFORE INCOME TAXES
For the three-month period ended January 31, 2013, we reported income before income taxes of $8.3 million, as compared to a loss before income tax benefit of $6.4 million in the three-month period ended January 31, 2012.
INCOME TAX PROVISION (BENEFIT)
We recognized a $3.9 million tax provision in the three-month period ended January 31, 2013. Based upon the federal statutory rate of 35%, our federal tax provision would have been $2.9 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was due primarily to the recognition of $1.2 million of accrued interest and penalties (net of federal tax provision) for previously accrued taxes on uncertain tax positions.
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
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings and the public debt and equity markets. At January 31, 2013, we had $368.8 million of cash and cash equivalents and $424.8 million of marketable securities. At October 31, 2012, we had $778.8 million of cash and cash equivalents and $439.1 million of marketable securities. Cash used in operating activities during the three-month period ended January 31, 2013 was $305.8 million. Cash used in operating activities during the fiscal 2013 period was primarily used for the purchase inventory, offset, in part, by cash generated from net income before stock-based compensation and depreciation and amortization, the sale of mortgage loans to outside investors in excess of mortgage loans originated, a reduction in restricted cash and an increase in customer deposits.
In the three-month period ended January 31, 2013, cash provided from our investing activities was $3.8 million. The cash provided by investing activities was primarily generated from $12.8 million of net sales of marketable securities, $20.3 million of cash received as returns on our investments in unconsolidated entities, distressed loans and foreclosed real estate, offset, in part, by $7.6 million used to fund joint venture projects, $16.3 million for investments in a distressed loans and $5.4 million for the purchase of property and equipment. We used $108.1 million of cash from financing activities in the three-month period ended January 31, 2013, primarily for the repayment of $59.1 million of our 6.875% senior notes in November 2012 and $29.2 million of repayments of borrowings under our mortgage company warehouse facility, net of new borrowings under it, and

$25.8 million of repayments of other loans, net of new borrowings, offset, in part, by $6.1 million from the proceeds of our stock-based benefit plans.
At January 31, 2012, we had $575.7 million of cash and cash equivalents and $143.7 million of marketable securities. At October 31, 2011, we had $906.3 million of cash and cash equivalents and $233.6 million of marketable securities. Cash used in operating activities during the three-month period ended January 31, 2012 was $162.1 million. Cash used in operating activities during the fiscal 2012 period was primarily used to fund the purchase of inventory, reduce accounts payable and accrued liabilities, including the payment of $57.6 million to fund the litigation settlement related to South Edge, and to replace letters of credit with cash deposits, offset, in part, by the sale of mortgage loans, net of mortgage originations. In the three-month period ended January 31, 2012, cash used in our investing activities was $139.1 million, net of $88.2 million of sales and redemptions of marketable securities and $19.0 million of cash received as returns on our investments in unconsolidated entities and in distressed loans and foreclosed real estate. The gross cash used in investing activities of $246.3 million included $144.7 million for the acquisition of the assets of CamWest Development LLC, a small Seattle, Washington-based home builder, $70.9 million to fund a new joint venture project in New York City and $26.4 million for investments in a non-performing loan portfolio. We also used $29.5 million of cash in financing activities in the three-month period ended January 31, 2012, primarily for the repayment of $25.5 million of our mortgage company warehouse loan, net of new borrowings under it, and the repayment of other loans payable.
At January 31, 2013, the aggregate purchase price of land parcels under option and purchase agreements was approximately $1.04 billion. Of the $1.04 billion of land purchase commitments, we paid or deposited $42.4 million, and, if we acquire all of these land parcels, we will be required to pay an additional $996.4 million. In addition, we expect to acquire an additional 545 home sites from a joint venture in which we have a 50% interest; the purchase price of these lots will be determined in the future. The purchases of these land parcels are scheduled over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts. At January 31, 2013, we also had purchase commitments to acquire land for apartment developments of approximately $93.3 million.
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we owned approximately 33,500 home sites at January 31, 2013, we do not need to buy home sites immediately to replace those which we deliver. Of the 33,500 home sites we owned, approximately 12,000 are substantially improved. In addition, we generally do not begin construction of our single-family detached homes until we have a signed contract with the home buyer. Should our business decline from present levels, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, or incur additional costs to improve land we already own, and as we sell and deliver the speculative homes that are currently in inventory, all of which should result in additional cash flow from operations. In addition, we might curtail our acquisition of additional land which would further reduce our inventory levels and cash needs. During the three-month period ended January 31, 2013, we acquired control of approximately 4,100 lots (net of lot options terminated). At January 31, 2013, we owned or controlled through options approximately 43,700 home sites, as compared to 40,350 at October 31, 2012.
At January 31, 2013, we had $819.0 million available to us under our $885.0 million revolving credit facility with 12 banks, which matures in October 2014. At January 31, 2013, we had no outstanding borrowings under the credit facility but had outstanding letters of credit of approximately $66.0 million. Under the terms of the credit facility, we are not permitted to allow our maximum leverage ratio (as defined in the credit agreement) to exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of approximately $2.14 billion at January 31, 2013. At January 31, 2013, our leverage ratio was approximately 0.43 to 1.00, and our tangible net worth was approximately $3.08 billion. Based upon the minimum tangible net worth requirement at January 31, 2013, our ability to pay dividends was limited to an aggregate amount of approximately $936.9 million or the repurchase of our common stock of approximately $1.29 billion. In addition, at January 31, 2013, we had $12.8 million of letters of credit outstanding which were not part of our credit facility; these letters of credit were collateralized by $13.3 million of cash deposits.
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

GEOGRAPHIC SEGMENTS
We operate in four geographic segments around the United States: the North, consisting of Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey and New York; the Mid-Atlantic, consisting of Delaware, Maryland, Pennsylvania, Virginia; the South, consisting of Florida, North Carolina, and Texas; and the West, consisting of Arizona, California, Colorado, Nevada and Washington.
The tables below summarize information related to units delivered and revenues and net contracts signed by geographic segment for the three-month periods ended January 31, 2013 and 2012, and information related to backlog by geographic segment at January 31, 2013 and 2012, and at October 31, 2012 and 2011.
Units Delivered and Revenues ($ amounts in millions):

	Three months ended January 31,
	2013 Units	2012 Units	2013	2012
North	161	137	$92.7	$75.6
Mid-Atlantic	242	179	132.1	100.8
South	143	135	87.2	76.5
West	200	113	112.6	69.1
	746	564	$424.6	$322.0
Net Contracts Signed ($ amounts in millions):

	Three months ended January 31,
	2013 Units	2012 Units	2013	2012
North	252	201	$144.9	$178.5
Mid-Atlantic	277	182	154.1	104.2
South	203	159	137.5	96.3
West	241	110	177.9	65.7
	973	652	$614.4	$444.7
Backlog ($ amounts in millions):

	At January 31,				At October 31,
	2013 Units	2012 Units	2013	2012	2012 Units	2011 Units	2012	2011
North	746	617	$501.5	$410.3	655	553	$449.2	$307.4
Mid-Atlantic	693	490	408.1	292.4	658	487	386.2	288.9
South	809	466	533.8	283.0	749	442	483.5	263.2
West	548	211	416.3	131.8	507	185	351.0	121.6
	2,796	1,784	$1,859.7	$1,117.5	2,569	1,667	$1,669.9	$981.1

Revenues and Income (Loss) Before Income Taxes:
The following table summarizes by geographic segments total revenues and income (loss) before income taxes for the three-month periods ended January 31, 2013 and 2012 (amounts in millions):

	Three months ended January 31,
	2013	2012
Revenue:
North	$92.7	$75.6
Mid-Atlantic	132.1	100.8
South	87.2	76.5
West	112.6	69.1
Total	$424.6	$322.0

	Three months ended January 31,
	2013	2012
Income (loss) before income taxes:
North	$7.3	$1.2
Mid-Atlantic	15.1	10.7
South	2.7	(2.1)
West	8.0	5.6
Corporate and other (a)	(24.8)	(21.8)
Total	$8.3	$(6.4)

(a)
“Corporate and other” is comprised principally of general corporate expenses such as the offices of the Executive Officers of the Company, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, directly expensed interest, interest income and income from the Company’s ancillary businesses, Gibraltar, and income (loss) from a number of its unconsolidated entities.

North
Revenues in the three-month period ended January 31, 2013 were higher than those for the comparable period of fiscal 2012 by $17.1 million, or 22.6%. The increase in revenues was primarily attributable to a 17.5% increase in the number of homes delivered and an increase of 4.3% in the average selling price of the homes delivered. The increase in the number of homes delivered in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily due to a higher backlog at October 31, 2012, as compared to October 31, 2011. The increase in the average price of homes delivered in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products.
The value of net contracts signed in the three-month period ended January 31, 2013 was $144.9 million, an 18.8% decrease from the $178.5 million of net contracts signed during the three-month period ended January 31, 2012. This decrease was primarily due to a 35.2% decrease in the average value of each net contract, offset, in part, by a 25.4% increase in the number of net contracts signed. The decrease in the average sales price of net contracts signed in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily attributable to sales at the Touraine, a high-rise building located in the New York urban market that opened for sale in the fourth quarter of fiscal 2011. In the three-month period ended January 31, 2012, we signed 16 contracts at the Touraine with an average sales value of approximately $4.1 million each. The increase in the number of net contracts signed was primarily due to an improvement in home buyer demand in the fiscal 2013 period as compared to the fiscal 2012 period, partially offset by a decrease in net contracts signed in our high-rise buildings located in the New York and New Jersey urban markets where unit availability has diminished since the fiscal 2012 period.
For the three-month period ended January 31, 2013, we reported income before income taxes of $7.3 million, as compared to $1.2 million for the three-month period ended January 31, 2012. The increase in income in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily attributable to higher earnings from the increased amount of revenues and lower cost of revenues as a percentage of revenues, in the fiscal 2013 period, as compared to the fiscal 2012 period, offset, in part, by a decrease in income from unconsolidated entities from $4.6 million in the fiscal 2012 period to $0.8 million in the fiscal 2013 period and by higher SG&A. The lower cost of revenues as a percentage of revenues was primarily due to the closings at two of our high-rise buildings located in the New York and New Jersey urban markets which had significantly higher margins than our normal product and lower inventory impairment charges in the fiscal 2013 period, as compared to the fiscal 2012 period. In the three-month period ended January 31, 2013 and 2012, we recognized inventory impairment charges of $0.6 million and $2.3 million, respectively. The decrease in income from unconsolidated entities in the fiscal January 31, 2013 period was due principally to a decrease in income generated from two of our high-rise joint ventures where unit availability has diminished since the fiscal 2012 period.
Mid-Atlantic
For the three-month ended January 31, 2013, revenues were higher than those for the three-month ended January 31, 2012, by $31.3 million, or 31.1%. The increase in revenues was primarily attributable to a 35.2% increase in the number of homes delivered, partially offset by a 3.0% decrease in the average selling price of the homes delivered. The increase in the number of homes delivered in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily due to a higher backlog at October 31, 2012, as compared to October 31, 2011. The decrease in the average price of homes delivered in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily attributable to a shift in the number of homes delivered to less expensive areas and/or products.
The value of net contracts signed during the three-month period ended January 31, 2013 increased by $49.9 million, or 47.8%, from the three-month period ended January 31, 2012. The increase was due to a 52.2% increase in the number of net contracts signed partially offset by a 2.9% decrease in the average value of each net contract. The increase in the number of net contracts signed was primarily due to an increase in home buyer demand in the three-month period ended January 31, 2013, as compared to the three-month period ended January 31, 2012. The decrease in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to less expensive areas and/or products in the fiscal 2013 period, as compared to the fiscal 2012 period.
We reported income before income taxes for the three-month periods ended January 31, 2013 and 2012, of $15.1 million and $10.7 million, respectively. The increase in the income before income taxes in the fiscal 2013 period was primarily due to higher earnings from the increased amount of revenues, offset, in part, by higher cost of revenues as a percentage of revenues and higher SG&A costs, in the fiscal 2013 period, as compared to the fiscal 2012 period. The increase in the cost of revenues as a percentage of revenues in the fiscal 2013 period was primarily due to a shift in the number of homes delivered to higher cost communities in the fiscal 2013 period, as compared to the fiscal 2012 period.
South
Revenues in the three-month period ended January 31, 2013 were higher than those for the three-month period ended January 31, 2012 by $10.7 million, or 14.0%. This increase was attributable to a 5.9% increase in the number of homes delivered and a 7.6% increase in the average price of the homes delivered. The increase in the number of homes delivered in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily due to a higher backlog at October 31, 2012, as compared to October 31, 2011. The increase in the average price of the homes delivered in the three-month period ended January 31, 2013, as compared to the three-month period ended January 31, 2012, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2013 period, as compared to the fiscal 2012 period.
For the three-month period ended January 31, 2013, the value of net contracts signed increased by $41.2 million, or 42.8%, as compared to the three-month period ended January 31, 2012. The increase was attributable to increases of 27.7% and 11.9% in the number and average value of net contracts signed, respectively. The increase in the number of net contracts signed in the three-month period ended January 31, 2013, as compared to the three-month period ended January 31, 2012, was primarily due to increased demand in the fiscal 2013 period, as compared to the fiscal 2012 period. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2013 period, as compared to the fiscal 2012 period.
For the three -month period ended January 31, 2013, we reported income before income taxes of $2.7 million, as compared to a loss before income taxes of $2.1 million for the three-month period ended January 31, 2012. The increase in the income before income taxes was primarily due to lower impairment charges and higher earnings from the increased amount of revenues in the fiscal 2013 period, as compared to the three-month period ended January 31, 2012, partially offset, by higher SG&A costs in the fiscal 2013 period, as compared to the fiscal 2012 period. In the three-month periods ended January 31, 2013 and 2012, we recognized inventory impairment charges of $0.4 million and $5.6 million, respectively.
West
Revenues in the three-month period ended January 31, 2013 were higher than those in the three-month period ended January 31, 2012 by $43.5 million, or 63.0%. The increase in revenues was attributable to a 77.0% increase in the number of homes delivered, offset, in part, by a 7.9% decrease in the average sales price of the homes delivered. The increase in the number of homes delivered in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily due to a higher backlog at October 31, 2012, as compared to October 31, 2011. The decrease in the average price of the homes delivered was primarily due to a shift in the number of homes delivered to less expensive products and/or locations, primarily in Arizona, Nevada and Washington, in the fiscal 2013 period, as compared to the fiscal 2012 period.
The value of net contracts signed during the three -month period ended January 31, 2013 increased $112.2 million, or 170.7%, as compared to the three-month period ended January 31, 2012. This increase was due to a 119.1% increase in the number of net contracts signed and a 23.6% increase in the average value of each net contract signed. The increase in the number of net contracts signed was due to the addition of communities in Washington from our acquisition of CamWest in fiscal 2012 and demand in other states in the fiscal 2013 period, as compared to the fiscal 2012 period. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2013 period, as compared to the fiscal 2012 period.
For the three-month period ended January 31, 2013 and 2012, we reported income before income taxes of $8.0 million and $5.6 million, respectively. The increase in income before income taxes was primarily due to higher earnings from the increased amount of revenues in the fiscal 2013 period, as compared to the fiscal 2012 period, offset, in part, by higher cost of revenues, excluding interest, as a percentage of revenues and higher SG&A costs in the fiscal 2013 period, as compared to the fiscal 2012 period. Cost of revenues as a percentage of revenues, excluding interest, was 78.6% of revenues in the three-month period ended January 31, 2013, as compared to 76.9% in the fiscal 2012 period. The increase in cost of revenues, excluding interest, as a percentage of revenue in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily due to a shift in the number of homes delivered to higher cost communities in the fiscal 2013 period, as compared to the fiscal 2012 period.
Other
For the three-month period ended January 31, 2013 and 2012, corporate and other loss before income taxes was $24.8 million and $21.8 million, respectively. The increase in the loss in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily due to higher unallocated SG&A in the fiscal 2013 period, as compared to the fiscal 2012 period, offset, in part, by higher interest income and increases of income recognized from our Gibraltar operations (including its equity in the earnings from its investment in a structured asset joint venture) and ancillary business operations in the fiscal 2013 period, as compared to the fiscal 2012 period. The increase in unallocated SG&A in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily due to higher compensation, office and information technology expenses as a result of the increase in our business activity.
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
The table below sets forth, at January 31, 2013, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2013	$110,509	5.84%	$43,464	3.00%
2014	293,011	4.93%	150	0.42%
2015	309,177	5.12%	150	0.42%
2016	5,042	5.31%	150	0.42%
2017	401,883	8.90%	150	0.42%
Thereafter	991,268	4.53%	11,945	0.29%
Discount	(8,224)
Total	$2,102,666	5.57%	$56,009	2.40%
Fair value at January 31, 2013	$2,353,199		$56,009
Based upon the amount of variable-rate debt outstanding at January 31, 2013, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $0.6 million per year.

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
There has not been any change in internal control over financial reporting during our quarter ended January 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

An agreement has been reached by the parties to settle all three shareholder derivative actions, and this agreement has been filed in the Chancery Court of Delaware. Notice has been provided to our shareholders. The agreement is conditioned on, among other things, final approval by the Chancery Court of Delaware. The agreement provides that, following approval of the settlement and entry of judgment by the Chancery Court of Delaware, the plaintiffs in the two actions pending in the U.S. District Court for the Eastern District of Pennsylvania will seek dismissal of those actions.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors as previously disclosed in our Form 10-K for the fiscal year ended October 31, 2012.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three-month period ended January 31, 2013, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (b)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum number of shares that may yet be purchased under the plans or programs (a)
	(in thousands)		(in thousands)	(in thousands)
November 1, 2012 to November 30, 2012	1	$31.94	1	8,765
December 1, 2012 to December 31, 2012	1	31.78	1	8,764
January 1, 2013 to January 31, 2013	1	35.14	1	8,763
	3	$32.59	3

(a)
On March 20, 2003, we announced that our Board of Directors had authorized the repurchase of up to 20 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.

(b)
Our stock incentive plans permit participants to exercise non-qualified stock options using a “net exercise” method at the discretion of the Executive Compensation Committee of our Board of Directors. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended January 31, 2013, the net exercise method was employed to exercise options to acquire 31,000 shares of our common stock; we withheld 10,746 of the shares subject to the options to cover $0.3 million of option exercise costs and income tax withholdings and issued the remaining 20,254 shares to the participants.The shares withheld in connection with the net exercise method are not included in the total number of shares purchased in the table above.

Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the restricted stock unit recipient. During the three months ended January 31, 2013, we withheld 81,201 of the shares subject to restricted stock unit to cover $2.6 million of income tax withholdings and we issued the remaining 118,799 shares to the recipient. The shares withheld in connection with the net exercise method are not included in the total number of shares purchased in the table above.
In addition, our stock incentive plans also permit participants in our stock option plans to use the fair market value of Company common stock they own to pay for the exercise of stock options (“stock swap method”). During the three-month period ended January 31, 2013, no participant used the stock swap method to exercise stock options.
Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended January 31, 2013.

We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so. In addition, our credit facility requires us to maintain a minimum tangible net worth (as defined in the credit agreement), which restricts the amount of dividends we may pay. At January 31, 2013, under the most restrictive of these provisions, we could have paid up to approximately $936.9 million of cash dividends.

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

TOLL BROTHERS, INC.
(Registrant)

Date:	March 7, 2013	By:	/s/ Martin P. Connor
Martin P. Connor
Senior Vice President, Treasurer and Chief
Financial Officer (Principal Financial Officer)

Date:	March 7, 2013	By:	/s/ Joseph R. Sicree
Joseph R. Sicree
Senior Vice President and Chief Accounting
Officer (Principal Accounting Officer)