Form 10-Q
period 2013-04-30
TOLL BROTHERS INC
filed 2013-06-10
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2013
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
At June 4, 2013, there were approximately 169,308,000 shares of Common Stock, $.01 par value, outstanding.

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
For a more detailed discussion of these factors, see the information under the captions “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission and in this report.
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	April 30, 2013	October 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$703,101	$778,824
Marketable securities	232,899	439,068
Restricted cash	33,801	47,276
Inventory	4,367,217	3,761,187
Property, construction and office equipment, net	125,289	109,971
Receivables, prepaid expenses and other assets	165,745	144,558
Mortgage loans held for sale	66,538	86,386
Customer deposits held in escrow	45,304	29,579
Investments in and advances to unconsolidated entities	357,532	330,617
Investments in distressed loans	48,707	37,169
Investments in foreclosed real estate	71,458	58,353
Deferred tax assets, net of valuation allowances	341,014	358,056
	$6,558,605	$6,181,044
LIABILITIES AND EQUITY
Liabilities
Loans payable	$96,572	$99,817
Senior notes	2,322,397	2,080,463
Mortgage company warehouse loan	58,526	72,664
Customer deposits	205,821	142,977
Accounts payable	149,601	99,911
Accrued expenses	469,233	476,350
Income taxes payable	84,157	80,991
Total liabilities	3,386,307	3,053,173
Equity
Stockholders’ equity
Preferred stock, none issued
Common stock, 169,268 and 168,690 shares issued at April 30, 2013 and October 31, 2012, respectively	1,693	1,687
Additional paid-in capital	418,844	404,418
Retained earnings	2,750,503	2,721,397
Treasury stock, at cost — 2 and 53 shares at April 30, 2013 and October 31, 2012, respectively	(78)	(983)
Accumulated other comprehensive loss	(4,861)	(4,819)
Total stockholders’ equity	3,166,101	3,121,700
Noncontrolling interest	6,197	6,171
Total equity	3,172,298	3,127,871
	$6,558,605	$6,181,044
See accompanying notes

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Six months ended April 30,		Three months ended April 30,
	2013	2012	2013	2012
Revenues	$940,605	$695,636	$516,004	$373,681

Cost of revenues	765,950	578,429	420,013	306,821
Selling, general and administrative	157,597	137,893	79,550	68,256
	923,547	716,322	499,563	375,077
Income (loss) from operations	17,058	(20,686)	16,441	(1,396)
Other:
Income from unconsolidated entities	8,076	13,676	4,993	6,989
Other income - net	24,160	16,251	19,534	10,056
Income before income taxes	49,294	9,241	40,968	15,649
Income tax provision (benefit)	20,188	(4,845)	16,294	(1,223)
Net income	$29,106	$14,086	$24,674	$16,872
Income per share:
Basic	$0.17	$0.08	$0.15	$0.10
Diluted	$0.17	$0.08	$0.14	$0.10
Weighted average number of shares:
Basic	169,222	166,652	169,380	166,994
Diluted	177,949	167,805	178,136	168,503
See accompanying notes

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Six months ended April 30,		Three months ended April 30,
	2013	2012	2013	2012
Net income	$29,106	$14,086	$24,674	$16,872

Other comprehensive (loss) income, net of tax:
Change in pension liability	(18)	92	155	201
Change in fair value of available-for-sale securities	(37)	156	(133)	(87)
Unrealized income (loss) on derivative held by equity investee	13	(728)	(80)	67
Other comprehensive (loss) income	(42)	(480)	(58)	181
Total comprehensive income	$29,064	$13,606	$24,616	$17,053
See accompanying notes

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended April 30,
	2013	2012
Cash flow used in operating activities:
Net income	$29,106	$14,086
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,768	10,698
Stock-based compensation	10,027	8,831
Recovery of investments in unconsolidated entities	—	(1,621)
Income from unconsolidated entities	(8,076)	(12,055)
Distributions of earnings from unconsolidated entities	8,855	1,550
Income from distressed loans and foreclosed real estate	(4,893)	(10,004)
Deferred tax provision (benefit)	18,348	(3,318)
Deferred tax valuation allowances	(1,277)	3,318
Inventory impairments and write-offs	1,738	10,128
Change in fair value of mortgage loans receivable and derivative instruments	292	284
Gain on marketable securities	(137)	(39)
Changes in operating assets and liabilities
Increase in inventory	(617,360)	(202,466)
Origination of mortgage loans	(301,952)	(253,866)
Sale of mortgage loans	322,160	266,713
Decrease (increase) in restricted cash	13,475	(27,638)
Increase in receivables, prepaid expenses and other assets	(15,172)	(29,769)
Increase in customer deposits	47,119	28,838
Increase (decrease) in accounts payable and accrued expenses	36,405	(67,789)
Increase (decrease) in income taxes payable	3,166	(6,959)
Net cash used in operating activities	(445,408)	(271,078)
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net	(20,264)	(6,528)
Purchase of marketable securities	(36,162)	(177,833)
Sale and redemption of marketable securities	239,484	189,716
Investments in and advances to unconsolidated entities	(31,994)	(75,008)
Return of investments in unconsolidated entities	34,686	20,568
Investments in distressed loans and foreclosed real estate	(26,155)	(27,490)
Return of investments in distressed loans and foreclosed real estate	6,114	11,582
Acquisition of a business		(144,746)
Net cash provided by (used in) investing activities	165,709	(209,739)
Cash flow provided by financing activities:
Net proceeds from issuance of senior notes	298,050	296,227
Proceeds from loans payable	501,884	400,092
Principal payments of loans payable	(545,175)	(429,709)
Redemption of senior notes	(59,068)
Proceeds from stock-based benefit plans	8,430	17,189
Receipts related to noncontrolling interest	33
Purchase of treasury stock	(178)	(284)
Net cash provided by financing activities	203,976	283,515
Net decrease in cash and cash equivalents	(75,723)	(197,302)
Cash and cash equivalents, beginning of period	778,824	906,340
Cash and cash equivalents, end of period	$703,101	$709,038
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2012 balance sheet amounts and disclosures included herein have been derived from the Company’s October 31, 2012 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, the Company suggests that they be read in conjunction with the consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended October 31, 2012. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of April 30, 2013, the results of its operations for the six-month and three-month periods ended April 30, 2013 and 2012, and its cash flows for the six-month periods ended April 30, 2013 and 2012. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
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
In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires entities to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements in a single note or on the face of the financial statements. The adoption of this guidance, which relates to disclosure only, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. ASU 2013-02 was effective for the Company’s fiscal quarter beginning February 1, 2013.
Revisions/Reclassifications
The Supplemental Guarantor Information included in Note 18 has been presented in a format that has been adjusted from prior annual and quarterly reports in order to (i) reflect the transfer of the balance sheet, statements of operations and cash flows of certain non-guarantor subsidiaries to guarantor subsidiaries as a result of such entities becoming guarantor subsidiaries as of April 30, 2013 and the reclassification of guarantor and non-guarantor intercompany advances and equity balances with corresponding offsets in the elimination column and (ii) revise the presentation of cash flows from operating activities, financing activities and investing activities in the condensed consolidating statements of cash flows for the six-month period ended April 30, 2012 to reflect intercompany activity, which had previously been included in cash flow from operating activities, as cash flow from investing activities and cash flow from financing activities. This revised presentation of the Supplemental Guarantor Information has no impact or effect on Toll Brothers, Inc.'s condensed consolidated financial statements for any period presented, including the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income or Statements of Cash Flows.
Certain prior year amounts have been reclassified to conform to the fiscal 2013 presentation.

2. Inventory
Inventory at April 30, 2013 and October 31, 2012 consisted of the following (amounts in thousands):

	April 30, 2013	October 31, 2012
Land controlled for future communities	$62,203	$56,300
Land owned for future communities	1,083,250	1,040,373
Operating communities	3,221,764	2,664,514
	$4,367,217	$3,761,187
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

	April 30, 2013	October 31, 2012
Land owned for future communities:
Number of communities	22	40
Carrying value (in thousands)	$157,181	$240,307
Operating communities:
Number of communities	23	5
Carrying value (in thousands)	$109,442	$34,685
The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable, for the periods indicated; these are shown in the table below (amounts in thousands).

	Six months ended April 30,		Three months ended April 30,
	2013	2012	2013	2012
Charge:
Land controlled for future communities	$698	$225	$689	$(552)
Land owned for future communities	—	918	—	—
Operating communities	1,040	8,985	340	2,560
	$1,738	$10,128	$1,029	$2,008
See Note 13, "Fair Value Disclosures", for information regarding the number of operating communities that the Company tested for potential impairment, the number of operating communities in which it recognized impairment charges, the amount of impairment charges recognized, and the fair values of those communities, net of impairment charges.
At April 30, 2013, the Company evaluated its land purchase contracts to determine if any of the selling entities were variable interest entities ("VIEs") and, if they were, whether the Company was the primary beneficiary of any of them. Under these land purchase contracts, the Company does not possess legal title to the land and its risk is generally limited to deposits paid to the sellers and the creditors of the sellers generally have no recourse against the Company. At April 30, 2013, the Company determined that 71 land purchase contracts, with an aggregate purchase price of $908.5 million, on which it had made aggregate deposits totaling $32.1 million, were VIEs, and that it was not the primary beneficiary of any VIE related to its land purchase contracts.

Interest incurred, capitalized and expensed, for the periods indicated, was as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2013	2012	2013	2012
Interest capitalized, beginning of period	$330,581	$298,757	$340,904	$311,335
Interest incurred	64,051	60,467	32,303	31,568
Interest expensed to cost of revenues	(42,990)	(33,989)	(23,016)	(17,668)
Write-off against other income	(1,221)	(1,582)	(1,133)	(1,582)
Interest capitalized on investments in unconsolidated entities	(2,872)	(1,137)	(1,509)	(1,137)
Interest capitalized, end of period	$347,549	$322,516	$347,549	$322,516
Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. The amounts included in the table directly above reflect the gross amount of capitalized interest without allocation of any impairment charges recognized. The Company estimates that, had inventory impairment charges been allocated on a pro-rata basis to the individual components of inventory, capitalized interest at April 30, 2013 and 2012 would have been reduced by approximately $43.4 million and $54.5 million, respectively.
3. Investments in and Advances to Unconsolidated Entities
The Company has investments in and advances to various unconsolidated entities. These entities include development joint ventures, a planned community joint venture, a structured asset joint venture, Toll Brothers Realty Trust and Trust II and other joint ventures. At April 30, 2013, the Company had investments in and advances to these unconsolidated entities of $357.5 million and was committed to invest or advance up to $126.8 million to these entities if they require additional funding. The Company’s investments in these entities are accounted for using the equity method of accounting. More specific information regarding its investments in, advances to and future commitments to these entities is provided below.
At April 30, 2013, the Company determined that two of its joint ventures were VIEs under the guidance within FASB Accounting Standards Codification ("ASC") 810, "Consolidation". However, the Company concluded that it was not the primary beneficiary of the VIEs because the power to direct the activities of these VIEs that most significantly impact their performance was shared by the Company and the VIEs' other members. Business plans, budgets and other major decisions are required to be unanimously approved by all members. Management and other fees earned by the Company are nominal and believed to be at market rates and there is no significant economic disproportionality between the Company and other members.
Development Joint Ventures
The Company has investments in and advances to a number of joint ventures with unrelated parties to develop land (“Development Joint Ventures”). Some of these Development Joint Ventures develop land for the sole use of the venture participants, including the Company, and others develop land for sale to the joint venture participants and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites by the Development Joint Ventures to other builders. With regard to home sites the Company purchases from the Development Joint Ventures, the Company reduces its cost basis in those home sites by its share of the earnings on the home sites it purchases. At April 30, 2013, the Company had approximately $124.3 million invested in or advanced to the Development Joint Ventures and had a funding commitment of $30.3 million to three of the Development Joint Ventures which would be funded if additional investment in the ventures is required.
In March 2013, the Company entered into a joint venture with an unrelated party to develop a parcel of land in Texas into a master planned community consisting of approximately 2,900 lots. The Company has a 50% interest in this joint venture. The current plan is to develop the property in multiple phases and sell groups of lots to the members of the joint venture and to other third party home builders. The Company contributed $15.5 million of cash to the joint venture. The joint venture entered into a $25.0 million line of credit with a bank, secured by a deed of trust on the property. The line of credit can be expanded up to $40.0 million under certain conditions. At April 30, 2013, the joint venture had $20.0 million of borrowings under its line of credit. At April 30, 2013, the Company had an investment of $15.8 million in this joint venture and was committed to make additional contributions to this joint venture of up to $16.8 million.
The Company has a 50% interest in a joint venture that is developing over 2,000 home sites in Orange County, California on land that it owns. Under the terms of the operating agreement, the Company will acquire 266 home sites in the first phase of the property from the joint venture. The Company intends to acquire approximately 545 additional home sites from the joint venture. The Company has a commitment to provide up to $10.0 million of additional funds to this joint venture, if needed. The joint venture has an $80.0 million credit facility from a bank to fund the development of the property. At April 30, 2013, the venture had $29.4 million borrowed under the facility.
Planned Community Joint Venture
The Company entered into a joint venture in October 2008 for the development and sale of homes in a master planned community. At April 30, 2013, the Company had an investment of $30.4 million in this joint venture. At April 30, 2013, the participants agreed to contribute additional funds of up to $8.3 million each, if required.
Other Joint Ventures
At April 30, 2013, the Company had an aggregate of $166.2 million of investments in and advances to various joint ventures with unrelated parties to develop luxury for-sale and rental residential units, commercial space and a hotel. At April 30, 2013, the Company had $88.2 million of funding commitments to five of these joint ventures. Several of the joint ventures expect to finance future construction with external financing.
In April 2013, the Company entered into a joint venture with an unrelated party to develop a luxury, 38-story apartment building and retail space in Jersey City, New Jersey on land that the Company owned. The Company has a 50% interest in this joint venture. As part of the Company's initial capital contribution, it contributed land and improvements with a fair value of $28.8 million to the joint venture and subsequently received distributions of $10.2 million and the joint venture making a $1.2 million payment on our behalf to align the capital accounts of each of the members of the joint venture. The joint venture entered into a $120.0 million construction loan agreement with a bank to finance the development of this project. At April 30, 2013, the joint venture had no borrowings under the construction loan agreement. At April 30, 2013, the Company had an investment of $17.7 million in this joint venture and was committed to make additional contributions to this joint venture of up to $16.7 million.
Toll Brothers Realty Trust and Trust II
In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust II (“Trust II”) to be in a position to invest in commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by an affiliate of PASERS. At April 30, 2013, the Company had an investment of $3.3 million in Trust II. Prior to the formation of Trust II, the Company formed Toll Brothers Realty Trust (“Trust”) in 1998 to invest in commercial real estate opportunities. The Trust is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Douglas C. Yearley, Jr. and former members of the Company’s senior management; and one-third by an affiliate of PASERS. As of April 30, 2013, the Company had a net investment in the Trust of $0.2 million. The Company provides development, finance and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $1.1 million in each of the six-month periods ended April 30, 2013 and 2012, and $0.5 million and $0.6 million in the three-month periods ended April 30, 2013 and 2012, respectively.
Structured Asset Joint Venture
The Company, through Gibraltar Capital and Asset Management LLC (“Gibraltar”), is a 20% participant with two unrelated parties that purchased a 40% interest in an entity that owns and controls a portfolio of loans and real estate (“Structured Asset Joint Venture”). At April 30, 2013, the Company had an investment of $33.2 million in this Structured Asset Joint Venture. At April 30, 2013, the Company did not have any commitments to make additional contributions to this Structured Asset Joint Venture and has not guaranteed any of the joint venture’s liabilities.
Guarantees
The unconsolidated entities in which the Company has investments generally finance their activities with a combination of partner equity and debt financing. In some instances, the Company and its partners have guaranteed debt of certain unconsolidated entities which may include any, or all of the following: (i) project completion including any cost overruns, in whole or in part, (ii) repayment guarantees, generally covering a percentage of the outstanding loan, (iii) indemnification of the lender from environmental matters and (iv) indemnification of the lender from “bad boy acts” of the unconsolidated entity.
In some instances, the guarantees provided in connection with loans to an unconsolidated entity are joint and several. In these situations, the Company generally has a reimbursement agreement with its partner that provides that neither party is responsible for more than its proportionate share of the guarantee. However, if the joint venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, the Company may be liable for more than its proportionate share.
The Company believes that as of April 30, 2013, in the event it becomes legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral should be sufficient to repay a significant portion of the obligation. If it is not, the Company and its partners would need to contribute additional capital into the venture. At April 30, 2013, the unconsolidated entities that have guarantees related to debt had loan commitments aggregating $225.0 million and had borrowed an aggregate of $49.4 million. The Company estimates that the maximum potential exposure under these guarantees, if the full amount of the loan commitments were borrowed, would be $225.0 million before any reimbursement from the Company's partners. Based on the amounts borrowed at April 30, 2013, the Company's maximum potential exposure under these guarantees is estimated to be $49.4 million before any reimbursement from the Company's partners.
In addition, the Company has guaranteed approximately $11.9 million of ground lease payments and insurance deductibles for two joint ventures.
As of April 30, 2013, the estimated aggregate fair value of the guarantees was approximately $1.3 million. The Company has not made payments under any of the guarantees.
The condensed balance sheets, as of the dates indicated, and the condensed statements of operations and comprehensive income (loss), for the periods indicated, for the Company’s unconsolidated entities in which it has an investment, aggregated by type of business, are included below (in thousands). The column titled "Home Building Joint Ventures" includes the Planned Community and Other Joint Ventures described above.
Condensed Balance Sheets:

	April 30, 2013
	Develop- ment Joint Ventures	Home Building Joint Ventures	Trust and Trust II	Structured Asset Joint Venture	Total
Cash and cash equivalents	$19,963	$38,771	$12,681	$33,717	$105,132
Inventory	308,294	272,326	5,685		586,305
Non-performing loan portfolio				159,925	159,925
Rental properties			168,340		168,340
Rental properties under development		78,799			78,799
Real estate owned (“REO”)			557	243,245	243,802
Other assets (1)	12,539	69,535	9,239	311,806	403,119
Total assets	$340,796	$459,431	$196,502	$748,693	$1,745,422
Debt (1)	$119,601	$29,532	$193,483	$311,801	$654,417
Other liabilities	22,046	14,320	5,059	1,179	42,604
Members’ equity (deficit)	199,149	415,579	(2,040)	174,285	786,973
Noncontrolling interest				261,428	261,428
Total liabilities and equity	$340,796	$459,431	$196,502	$748,693	$1,745,422
Company’s net investment in unconsolidated entities (2)	$124,317	$196,584	$3,480	$33,151	$357,532

	October 31, 2012
	Develop- ment Joint Ventures	Home Building Joint Ventures	Trust and Trust II	Structured Asset Joint Venture	Total
Cash and cash equivalents	$17,189	$40,126	$11,005	$44,176	$112,496
Inventory	255,561	251,029	5,643		512,233
Non-performing loan portfolio				226,315	226,315
Rental properties			173,767		173,767
Rental properties under development		43,695			43,695
Real estate owned (“REO”)				254,250	254,250
Other assets (1)	12,427	72,301	9,182	237,476	331,386
Total assets	$285,177	$407,151	$199,597	$762,217	$1,654,142
Debt (1)	$96,362	$30,121	$195,359	$311,801	$633,643
Other liabilities	14,390	9,770	5,202	561	29,923
Members’ equity (deficit)	174,425	367,260	(964)	179,942	720,663
Noncontrolling interest				269,913	269,913
Total liabilities and equity	$285,177	$407,151	$199,597	$762,217	$1,654,142
Company’s net investment in unconsolidated entities (2)	$116,452	$173,465	$3,357	$37,343	$330,617

(1)
Included in other assets of the Structured Asset Joint Venture at April 30, 2013 and October 31, 2012 is $311.8 million and $237.5 million, respectively, of restricted cash held in a defeasance account which will be used to repay debt of the Structured Asset Joint Venture.

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

Condensed Statements of Operations and Comprehensive Income (Loss):

	For the six months ended April 30, 2013
	Develop- ment Joint Ventures	Home Building Joint Ventures	Trust and Trust II	Structured Asset Joint Venture	Total
Revenues	$35,022	$22,757	$20,303	$21,714	$99,796
Cost of revenues	17,805	19,973	9,010	19,493	66,281
Other expenses	758	1,292	10,427	2,316	14,793
Total expenses—net	18,563	21,265	19,437	21,809	81,074
Gain on disposition of loans and REO				39,704	39,704
Income from operations	16,459	1,492	866	39,609	58,426
Other income	5	444		154	603
Net income before noncontrolling interest	16,464	1,936	866	39,763	59,029
Less: Net income attributable to noncontrolling interest				(23,858)	(23,858)
Net income	16,464	1,936	866	15,905	35,171
Other comprehensive income (loss)		(195)	477		282
Total comprehensive income	$16,464	$1,741	$1,343	$15,905	$35,453
Company’s equity in earnings of unconsolidated entities (3)	$2,796	$1,199	$1,010	$3,071	$8,076

	For the three months ended April 30, 2013
	Develop- ment Joint Ventures	Home Building Joint Ventures	Trust and Trust II	Structured Asset Joint Venture	Total
Revenues	$33,395	$13,787	$10,621	$12,009	$69,812
Cost of revenues	16,587	12,868	4,717	9,155	43,327
Other expenses	567	1,098	4,661	1,259	7,585
Total expenses—net	17,154	13,966	9,378	10,414	50,912
Gain on disposition of loans and REO				12,812	12,812
Income (loss) from operations	16,241	(179)	1,243	14,407	31,712
Other income	2	424		75	501
Net income before noncontrolling interest	16,243	245	1,243	14,482	32,213
Less: Net income attributable to noncontrolling interest				(8,689)	(8,689)
Net income	16,243	245	1,243	5,793	23,524
Other comprehensive income (loss)		(195)	175		(20)
Total comprehensive income	$16,243	$50	$1,418	5,793	$23,504
Company’s equity in earnings of unconsolidated entities (3)	$2,894	$356	$585	$1,158	$4,993

	For the six months ended April 30, 2012
	Develop- ment Joint Ventures	Home Building Joint Ventures	Trust and Trust II	Structured Asset Joint Venture	Total
Revenues	$33,584	$47,466	$18,698	$12,362	$112,110
Cost of revenues	31,771	34,754	6,736	17,227	90,488
Other expenses	430	2,110	11,427	4,898	18,865
Total expenses—net	32,201	36,864	18,163	22,125	109,353
Gain on disposition of loans and REO				22,826	22,826
Income from operations	1,383	10,602	535	13,063	25,583
Other income	2,653	79		275	3,007
Net income before noncontrolling interest	4,036	10,681	535	13,338	28,590
Less: Net income attributable to noncontrolling interest				(8,004)	(8,004)
Net income	4,036	10,681	535	5,334	20,586
Other comprehensive loss			(50)		(50)
Total comprehensive income	$4,036	$10,681	$485	$5,334	$20,536
Company’s equity in earnings of unconsolidated entities (3)	$3,532	$8,010	$1,081	$1,053	$13,676

	For the three months ended April 30, 2012
	Develop- ment Joint Ventures	Home Building Joint Ventures	Trust and Trust II	Structured Asset Joint Venture	Total
Revenues	$—	$24,036	$9,222	$7,654	$40,912
Cost of revenues	—	16,961	3,393	5,701	26,055
Other expenses	205	1,165	4,642	2,013	8,025
Total expenses—net	205	18,126	8,035	7,714	34,080
Gain on disposition of loans and REO				7,517	7,517
Income (loss) from operations	(205)	5,910	1,187	7,457	14,349
Other income	1	74		138	213
Net income (loss) before noncontrolling interest	(204)	5,984	1,187	7,595	14,562
Less: Net income attributable to noncontrolling interest				(4,557)	(4,557)
Net income (loss)	(204)	5,984	1,187	3,038	10,005
Other comprehensive income			239		239
Comprehensive income (loss)	$(204)	$5,984	$1,426	$3,038	$10,244
Company’s equity in earnings of unconsolidated entities (3)	$1,536	$3,490	$458	$1,505	$6,989

(3)
Differences between the Company’s equity in earnings of unconsolidated entities and the Company's percentage interest in the underlying net income (loss) of the entities is primarily a result of impairments related to the Company’s investment in unconsolidated entities, distributions from entities in excess of the carrying amount of the Company’s net investment, and the Company’s share of the entities’ profits related to home sites purchased by the Company which reduces the Company’s cost basis of the home sites.

4. Investments in Distressed Loans and Foreclosed Real Estate
Investments in Distressed Loans
The Company’s investment in distressed loans consisted of the following as of the dates indicated (amounts in thousands):

	April 30, 2013	October 31, 2012
Unpaid principal balance	$102,131	$99,693
Discount on acquired loans	(53,424)	(62,524)
Carrying value	$48,707	$37,169
The Company's investment in distressed loans includes performing loans and non-performing loans and also includes investments in loan participations classified as secured borrowings under ASC 860, "Transfers and Servicing".
For acquired distressed loans where it is probable that the Company will collect less than the contractual amounts due under the terms of the loan based, at least in part, on the assessment of the credit quality of the borrowers, the loans are accounted for under ASC Topic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). Under ASC 310-30, provided the Company does not presently have the intention to utilize real estate secured by the loans for use in its operations or to significantly improve the collateral for resale, the amount by which the future cash flows expected to be collected at the acquisition date exceeds the estimated fair value of the loan, or accretable yield, is recognized in other income - net over the estimated remaining life of the loan using a level yield methodology. The difference between the contractually required payments of the loan as of the acquisition date and the total cash flows expected to be collected, or nonaccretable difference, is not recognized.
The Company may acquire distressed loans where it has determined that (1) it is possible to collect all contractual amounts due under the terms of the loan, (2) it expects to utilize the real estate secured by the loans in its operations, or (3) forecasted cash flows cannot be reasonably estimated. For non-performing loans acquired meeting these conditions, in accordance with ASC 310-10, "Receivable," the loans are classified as nonaccrual and interest income is not recognized. When a loan is classified as nonaccrual, any subsequent cash receipt is accounted for using the cost recovery method. For performing loans, payments are applied to principal and interest in accordance with the terms of the loan when received. As of April 30, 2013, the Company had investments in performing and non-performing loans, accounted for in accordance with ASC 310-10, of $13.9 million and $15.9 million, respectively. At October 31, 2012, the Company had investments in non-performing loans of $9.2 million. The Company had no investments in performing loans at October 31, 2012.
In the six months ended April 30, 2013, Gibraltar purchased distressed loans for approximately $26.0 million. The purchases included performing and non-performing loans secured by retail shopping centers, residential land and golf courses located in seven states.
The following table summarizes, for the distressed loans acquired in the six months ended April 30, 2012 that were accounted for in accordance with ASC 310-30, the accretable yield and the nonaccretable difference of the Company's investment in these loans as of their acquisition date (amounts in thousands).

Six-month period ended April 30, 2012
Contractually required payments, including interest	$52,524
Nonaccretable difference	(5,125)
Cash flows expected to be collected	47,399
Accretable yield	(20,514)
Non-performing loans carrying amount	$26,885
There were no distressed loans purchased during the six months ended April 30, 2013 that met the requirements of ASC 310-30.

The accretable yield activity for the Company’s investment in distressed loans accounted for under ASC 310-30 for the six-month and three-month periods ended April 30, 2013 and 2012 was as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2013	2012	2013	2012
Balance, beginning of period	$17,196	$42,326	$13,406	$57,844
Loans acquired		20,514
Additions	471	2,826	471	3,010
Deletions	(3,915)	(9,851)	(1,528)	(8,267)
Accretion	(2,523)	(6,559)	(1,120)	(3,331)
Balance, end of period	$11,229	$49,256	$11,229	$49,256
Additions primarily respresent the reclassification to accretable yield from nonaccretable yield and the impact of impairments. Deletions primarily represent loan dispositions, which include foreclosure of the underlying collateral and resulting removal of the loans from the accretable yield portfolios, and reclassifications from accretable yield to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income are based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continues to gather additional information regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in the six-month and three-month periods ended April 30, 2013 and 2012 is not necessarily indicative of future results.
Real Estate Owned (REO)
The following table presents the activity in REO for the six-month and three-month periods ended April 30, 2013 and 2012 (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2013	2012	2013	2012
Balance, beginning of period	$58,353	$5,939	$68,764	$6,488
Additions	14,317	12,802	3,277	11,638
Sales	(911)	(615)	(472)
Impairments	(15)
Depreciation	(286)	(18)	(111)	(18)
Balance, end of period	$71,458	$18,108	$71,458	$18,108
As of April 30, 2013, approximately $9.4 million and $62.0 million of REO was classified as held-for-sale and held-and-used, respectively. As of April 30, 2012, approximately $1.3 million and $16.8 million of REO was classified as held-for-sale and held-and-used, respectively. For the six-month and three-month periods ended April 30, 2013, the Company recorded gains of $1.5 million and $0.8 million from acquisitions of REO through foreclosure, respectively. For both the six-month and three-month period ended April 30, 2012, the Company recorded gains of $1.7 million from acquisitions of REO through foreclosure.
General
The Company’s earnings from Gibraltar's operations, excluding its investment in the Structured Asset Joint Venture, are included in other income - net in its condensed consolidated statements of operations. In the six-month periods ended April 30, 2013 and 2012, the Company recognized $1.1 million and $5.9 million of earnings, respectively, from Gibraltar's operations.
5. Senior Notes and Mortgage Company Loan Facilities
Senior Notes
At April 30, 2013, the Company had eight issues of Senior Notes outstanding with an aggregate principal amount of $2.33 billion.
On April 3, 2013, the Company, through Toll Brothers Finance Corp., issued $300 million principal amount of 4.375% Senior Notes due 2023 (the "4.375% Senior Notes") at par. The Company received $298.1 million of net proceeds from this issuance of 4.375% Senior Notes.

On May 13, 2013, the Company, through Toll Brothers Finance Corp., issued an additional $100.0 million principal amount of 4.375% Senior Notes at a price equal to 103% of par value. The Company received $102.3 million of net proceeds from this additional issuance of 4.375% Senior Notes.
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
6. Accrued Expenses
Accrued expenses at April 30, 2013 and October 31, 2012 consisted of the following (amounts in thousands):

	April 30, 2013	October 31, 2012
Land, land development and construction	$132,718	$126,866
Compensation and employee benefits	97,072	111,243
Insurance and litigation	96,443	101,908
Warranty	41,109	41,706
Interest	26,821	28,204
Other	75,070	66,423
	$469,233	$476,350
The Company accrues for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Warranty costs are accrued based upon historical experience. The table below provides, for the periods indicated, a reconciliation of the changes in the Company’s warranty accrual (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2013	2012	2013	2012
Balance, beginning of period	$41,706	$42,474	$41,241	$43,109
Additions – homes closed during the period	5,223	3,944	2,934	2,073
Addition – liabilities acquired		731
(Decrease) increase in accruals for homes closed in prior periods	(478)	1,765	(212)	(18)
Charges incurred	(5,342)	(5,917)	(2,854)	(2,167)
Balance, end of period	$41,109	$42,997	$41,109	$42,997

7. Income Taxes
The tables below provide, for the periods indicated, reconciliations of the Company’s effective tax rate from the federal statutory tax rate (amounts in thousands).

	Six months ended April 30,
	2013		2012
	$	%*	$	%*
Federal tax provision at statutory rate	17,253	35.0	3,234	35.0
State tax provision, net of federal benefit	2,051	4.2	391	4.2
Increase in unrecognized tax benefits			277	3.0
Reversal of accrual for uncertain tax positions			(5,279)	(57.1)
Increase in deferred tax assets – net			(2,100)	(22.7)
Valuation allowance – reversed	(1,277)	(2.6)	(3,318)	(35.9)
Accrued interest on anticipated tax assessments	1,982	4.0	1,950	21.1
Other	179	0.4
Income tax provision (benefit)	20,188	41.0	(4,845)	(52.4)

	Three months ended April 30,
	2013		2012
	$	%*	$	%*
Federal tax provision at statutory rate	14,339	35.0	5,477	35.0
State tax provision, net of federal benefit	1,705	4.2	662	4.2
Increase in unrecognized tax benefits			(1,223)	(7.8)
Increase in deferred tax assets – net			(1,575)	(10.0)
Valuation allowance – reversed	(1,061)	(2.6)	(4,564)	(29.2)
Accrued interest on anticipated tax assessments	817	2.0
Other	494	1.2
Income tax provision (benefit)	16,294	39.8	(1,223)	(7.8)
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
For state tax purposes, due to past and projected losses in certain jurisdictions where the Company does not have carryback potential and/or cannot sufficiently forecast future taxable income, the Company has recognized net cumulative valuation allowances against its state deferred tax assets of $55.8 million and $57.0 million as of April 30, 2013 and October 31, 2012, respectively.

8. Stock-Based Benefit Plans
The Company grants stock options, restricted stock and various types of restricted stock units to its employees and its non-employee directors. Beginning in fiscal 2012, the Company changed the mix of stock-based compensation to its employees (other than certain senior executives) by reducing the number of stock options it grants and, in their place, issued non-performance based restricted stock units ("RSUs") as a form of compensation. The Company also replaced its stock price-based restricted stock unit ("Stock Price-Based RSUs") awards for certain senior executives with a performance-based restricted stock (“Performance-Based RSUs”) award program. Additionally, the Company has an employee stock purchase plan that allows employees to purchase Company stock at a discount.
Information regarding the amount of total stock-based compensation expense and tax benefit recognized by the Company, for the periods indicated, is as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2013	2012	2013	2012
Total stock-based compensation expense recognized	$10,027	$8,831	$4,343	$3,205
Income tax benefit recognized	$3,666	$3,235	$1,588	$1,174
At April 30, 2013 and October 31, 2012, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $28.2 million and $14.2 million, respectively.
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
The weighted-average assumptions and the fair value used for stock option grants in fiscal 2013 and 2012 were as follows:

	2013	2012
Expected volatility	44.04% - 48.13%	44.20% - 50.24%
Weighted-average volatility	46.70%	46.99%
Risk-free interest rate	0.64% - 1.56%	0.78% - 1.77%
Expected life (years)	4.48 - 8.88	4.59 - 9.06
Dividends	none	none
Weighted-average grant date fair value per share of options granted	$13.05	$8.70
Stock compensation expense, related to stock options, for the periods indicated, was as follows (amounts in thousands):

	2013	2012
Six months ended April 30,	$4,835	$4,745
Three months ended April 30,	$1,360	$1,225

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

	2013	2012
Estimated number of shares underlying Performance-Based RSUs to be issued	289,490	360,000
Closing price of the Company’s common stock on date performance goals were approved	$37.78	$20.50
Estimated aggregate fair value of Performance-Based RSUs to be issued (in thousands)	$10,937	$7,371
Performance-Based RSU expense recognized in the six months ended April 30, (in thousands):	$2,588	$1,920
Performance-Based RSU expense recognized in the three months ended April 30, (in thousands):	$2,074	$984
Unamortized value of Performance-Based RSUs at April 30, (in thousands):	$11,986	$5,452
Stock Price-Based Restricted Stock Units
Information regarding the amortization of the Company’s Stock Price-Based RSUs, for the periods indicated, is provided below (amounts in thousands).

	2013	2012
Six months ended April 30,	$979	$1,528
Three months ended April 30,	$416	$679
Information regarding the aggregate number of outstanding Stock Price-Based RSUs and aggregate unamortized value of the outstanding Stock Price-Based RSUs, as of the date indicated, is provided below.

	April 30, 2013	October 31, 2012
Aggregate outstanding Stock Price-Based RSUs	306,000	506,000
Cumulative unamortized value of Stock Price-Based RSUs (in thousands)	$1,064	$2,042

In December 2012, the Company issued and distributed 200,000 shares of stock pursuant to a Stock Price-Based RSU award.

Non-Performance Based Restricted Stock Units
The Company issued RSUs to various officers, employees and non-employee directors. The value of the RSUs was determined to be equal to the number of shares of the Company’s common stock to be issued pursuant to the RSUs, multiplied by the closing price of the Company’s common stock on the NYSE on the date the RSUs were awarded. Information regarding these RSUs issued in the six months ended April 30, 2013 and 2012 is as follows:

	2013	2012
Number of RSUs issued	94,080	107,820
Closing price of the Company’s common stock on date of issuance	$32.22	$20.50
Aggregate fair value of RSUs issued (in thousands)	$3,031	$2,210
Information regarding the amortization of the Company’s RSUs, for the periods indicated, is as follows (amounts in thousands):

	2013	2012
Six months ended April 30,	$1,584	$625
Three months ended April 30,	$472	$311

Information regarding the aggregate number of outstanding RSUs and aggregate unamortized value of the outstanding RSUs, as of the date indicated, is as follows:

	April 30, 2013	October 31, 2012
Aggregate outstanding RSUs	228,490	137,764
Cumulative unamortized value of RSUs (in thousands)	$2,692	$1,326
9. Employee Retirement Plans
The Company has two unfunded supplemental retirement plans (“SERPs”). The table below provides, for the periods indicated, costs recognized and payments made related to its SERPs (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2013	2012	2013	2012
Service cost	$236	$194	$117	$97
Interest cost	521	606	261	303
Amortization of prior service obligation	422	369	211	184
Amortization of unrecognized losses	72	33	36	17
Total costs	$1,251	$1,202	$625	$601
Benefits paid	$444	$225	$211	$110
10. Accumulated Other Comprehensive (Loss) Income
The tables below provide, for the periods indicated, the components of accumulated other comprehensive (loss) income (amounts in thousands).

	Six months ended April 30, 2013
	Employee Retirement Plans	Available-for-Sale Securities	Derivative Instruments	Total
Balance, beginning of period	$(4,446)	$180	$(553)	$(4,819)
Other comprehensive (loss) income before reclassifications	(519)	71	24	(424)
Gross amounts reclassified from accumulated other comprehensive income (loss)	494	(137)		357
Income tax benefit (expense)	7	29	(11)	25
Other comprehensive (loss) income, net of tax	(18)	(37)	13	(42)
Balance, end of period	$(4,464)	$143	$(540)	$(4,861)

	Three months ended April 30, 2013
	Employee Retirement Plans	Available-for-Sale Securities	Derivative Instruments	Total
Balance, beginning of period	$(4,619)	$276	$(460)	$(4,803)
Other comprehensive loss before reclassifications	—	(67)	(127)	(194)
Gross amounts reclassified from accumulated other comprehensive income (loss)	247	(137)		110
Income tax (expense) benefit	(92)	71	47	26
Other comprehensive income (loss), net of tax	155	(133)	(80)	(58)
Balance, end of period	$(4,464)	$143	$(540)	$(4,861)
Reclassifications for the amortization of the employee retirement plans are included in selling, general and administrative expense in the condensed consolidated statements of operations. See Note 9 for additional information. Reclassifications for the realized gain on available-for-sale securities are included in other income - net in the condensed consolidated statements of operations.
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

	Six months ended April 30,		Three months ended April 30,
	2013	2012	2013	2012
Number of shares purchased (in thousands)	5	13	3	10
Average price per share	$33.61	$22.51	$34.49	$23.13
Remaining authorization at April 30 (in thousands)	8,760	8,773	8,760	8,773
12. Income per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of income per share, common stock equivalents, weighted-average number of anti-dilutive options and shares issued (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2013	2012	2013	2012
Numerator:
Net income as reported	$29,106	$14,086	24,674	16,872
Plus: Interest and costs attributable to 0.5% Exchangeable Senior Notes, net of income tax benefit	804		401
Numerator for diluted earnings per share	$29,910	$14,086	$25,075	$16,872

Denominator:
Basic weighted-average shares (a)	169,222	166,652	169,380	166,994
Common stock equivalents (b)	2,869	1,153	2,898	1,509
Shares attributable to 0.5% Exchangeable Senior Notes	5,858		5,858
Diluted weighted-average shares	177,949	167,805	178,136	168,503
Other information:
Weighted-average number of anti-dilutive options and restricted stock units(b)	1,139	5,355	1,299	3,983
Shares issued under stock incentive and employee stock purchase plans	634	1,603	110	661

(a)	Basic weighted-average shares included the weighted-average number of shares outstanding for the period and vested shares issuable under restricted stock unit awards.

(b)	Based upon the average closing price of the Company’s common stock on the NYSE for the period.

13. Fair Value Disclosures
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
Financial Instruments
The table below provides, as of the date indicated, a summary of assets (liabilities) related to the Company’s financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	April 30, 2013	October 31, 2012
Corporate Securities	Level 2	$177,503	$260,772
Certificates of Deposit	Level 2	$25,077	$148,112
Short-Term Tax-Exempt Bond Fund	Level 1	$30,319	$30,184
Residential Mortgage Loans Held for Sale	Level 2	$66,538	$86,386
Forward Loan Commitments—Residential Mortgage Loans Held for Sale	Level 2	$(755)	$(102)
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$606	$(202)
Forward Loan Commitments—IRLCs	Level 2	$(606)	$202
At April 30, 2013 and October 31, 2012, the carrying value of cash and cash equivalents and restricted cash approximated fair value.
Mortgage Loans Held for Sale
The table below provides, as of the date indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Excess
At April 30, 2013	$64,777	$66,538	$1,761
At October 31, 2012	$84,986	$86,386	$1,400
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

Marketable Securities
The table below provides, as of the date indicated, the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of marketable securities (amounts in thousands):

	April 30, 2013	October 31, 2012
Amortized cost	$232,674	$438,755
Gross unrealized holding gains	357	451
Gross unrealized holding losses	(132)	(138)
Fair value	$232,899	$439,068

The estimated fair values of corporate securities and certificates of deposit are based on quoted prices provided by brokers. The remaining contractual maturities of marketable securities as of April 30, 2013 ranged from 1 day to 31 months.
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

	Selling price per unit (in thousands)	Sales pace per year (in units)	Discount rate
Three months ended April 30, 2013	—	—	—
Three months ended January 31, 2013	$303 - $307	15	15.3%
Three months ended October 31, 2012	$501 - $536	11	18.3%
Three months ended July 31, 2012	$175 - $571	4 - 12	14.0% - 17.5%
Three months ended April 30, 2012	$413 - $472	6 - 17	17.5%
Three months ended January 31, 2012	$344 - $2,287	1 - 25	13.0% - 18.8%
The table below provides, for the periods indicated, the fair value of operating communities whose carrying value was adjusted and the amount of impairment charges recognized ($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges
Fiscal 2013:
January 31	60	2	$5,377	$700
April 30	79	1	$749	340
				$1,040
Fiscal 2012:
January 31	113	8	$49,758	$6,425
April 30	115	2	$22,962	2,560
July 31	115	4	$6,609	2,685
October 31	108	3	$9,319	1,400
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

	April 30, 2013	October 31, 2012
Carrying amount	$48,707	$37,169
Estimated fair value	$49,110	$38,109
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
Debt
The table below provides, as of the date indicated, the book value and estimated fair value of the Company’s debt (amounts in thousands):

		April 30, 2013		October 31, 2012
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (a)	Level 2	$96,572	$96,144	$99,817	$99,093
Senior notes (b)	Level 1	2,330,121	2,603,002	2,089,189	2,340,189
Mortgage company warehouse loan (c)	Level 2	58,526	58,526	72,664	72,664
		$2,485,219	$2,757,672	$2,261,670	$2,511,946

(a)
The estimated fair value of loans payable was based upon their indicated market prices or the interest rates that the Company believed were available to it for loans with similar terms and remaining maturities as of the applicable valuation date.

(b)	The estimated fair value of the Company’s senior notes is based upon their indicated market prices.

(c)	The Company believes that the carrying value of its mortgage company warehouse loan borrowings approximates their fair value.

14. Other Income - Net
The table below provides, for the periods indicated, the components of other income - net (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2013	2012	2013	2012
Interest income	$2,677	$2,184	$1,202	$1,270
Income from ancillary businesses	3,432	2,728	2,154	1,645
Gibraltar	1,112	5,864	961	3,726
Management fee income	1,131	1,476	804	789
Retained customer deposits	1,123	1,248	445	594
Land sales, net	255	1,246	110	1,246
Income recognized from settlement of litigation	13,229		13,229
Other	1,201	1,505	629	786
	$24,160	$16,251	$19,534	$10,056
Income recognized from the settlement of litigation was the result of the settlement of three derivative lawsuits brought on behalf of the Company against certain officers and directors of the Company. The gross settlement of $16.2 million was reduced by the payment of attorney's fees of $3.0 million. The Company's insurance carriers paid approximately $9.8 million and certain officers and former officers paid the remainder.
Income from ancillary businesses includes the activity of the Company’s non-core businesses which include its mortgage, title, landscaping, security monitoring and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for the Company’s non-core ancillary businesses (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2013	2012	2013	2012
Revenue	$39,426	$32,536	$22,785	$18,724
Expense	$35,994	$29,808	$20,631	$17,079
15. Commitments and Contingencies
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

Information regarding the Company’s land purchase commitments, as of the date indicated, is provided in the table below (amounts in thousands):

	April 30, 2013	October 31, 2012
Aggregate purchase commitments:
Unrelated parties	$1,173,974	$742,918
Unconsolidated entities that the Company has investments in	61,738	4,067
Total	$1,235,712	$746,985
Deposits against aggregate purchase commitments	$44,051	$42,921
Additional cash required to acquire land	1,191,661	704,064
Total	$1,235,712	$746,985
Amount of additional cash required to acquire land in accrued expenses	$443	$4,328
In addition, the Company expects to purchase approximately 545 additional lots from a joint venture in which it has a 50% interest. The purchase price of the lots will be determined at a future date.
At April 30, 2013, the Company also had purchase commitments to acquire land for apartment developments of approximately $63.1 million, of which we had outstanding deposits in the amount of $1.5 million.
The Company has additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since it does not believe that it will complete the purchase of these land parcels and no additional funds will be required from the Company to terminate these contracts.
Surety Bonds and Letters of Credit
At April 30, 2013, the Company had outstanding surety bonds amounting to $410.8 million, primarily related to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that $257.3 million of work remains on these improvements. The Company has an additional $58.6 million of surety bonds outstanding that guarantee other obligations of the Company. The Company believes it is not probable that any outstanding bonds will be drawn upon.
At April 30, 2013, the Company had outstanding letters of credit of $79.9 million, including $67.1 million under its credit facility and $12.8 million collateralized by restricted cash. These letters of credit were issued to secure various financial obligations of the Company including insurance policy deductibles and other claims, land deposits and security to complete improvements in communities which it is operating. The Company believes it is not probable that any outstanding letters of credit will be drawn upon.
Backlog
At April 30, 2013, the Company had agreements of sale outstanding to deliver 3,655 homes with an aggregate sales value of $2.53 billion.
Mortgage Commitments
The Company’s mortgage subsidiary provides mortgage financing for a portion of the Company’s home closings. For those home buyers to whom the Company’s mortgage subsidiary provides mortgages, it determines whether the home buyer qualifies for the mortgage he or she is seeking based upon information provided by the home buyer and other sources. For those home buyers that qualify, the Company’s mortgage subsidiary provides the home buyer with a mortgage commitment that specifies the terms and conditions of a proposed mortgage loan based upon then-current market conditions. Prior to the actual closing of the home and funding of the mortgage, the home buyer will lock in an interest rate based upon the terms of the commitment. At the time of rate lock, the Company’s mortgage subsidiary agrees to sell the proposed mortgage loan to one of several outside recognized mortgage financing institutions (“investors”) that is willing to honor the terms and conditions, including interest rate, committed to the home buyer. The Company believes that these investors have adequate financial resources to honor their commitments to its mortgage subsidiary.

Information regarding the Company’s mortgage commitments, as of the date indicated, is provided in the table below (amounts in thousands):

	April 30, 2013	October 31, 2012
Aggregate mortgage loan commitments:
IRLCs	$167,588	$111,173
Non-IRLCs	649,659	456,825
Total	$817,247	$567,998
Investor commitments to purchase:
IRLCs	$167,588	$111,173
Mortgage loans receivable	61,202	80,697
Total	$228,790	$191,870
16. Geographic Segments
Revenue and income (loss) before income taxes for each of the Company’s geographic segments, for the periods indicated, were as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2013	2012	2013	2012
Revenue:
North	$196,950	$186,733	$104,280	$111,153
Mid-Atlantic	279,697	204,405	147,546	103,606
South	222,742	158,834	135,557	82,368
West	241,216	145,664	128,621	76,554
Total	$940,605	$695,636	$516,004	$373,681
Income (loss) before income taxes:
North	$14,757	$17,705	$7,495	$16,672
Mid-Atlantic	33,575	18,804	18,480	7,729
South	16,895	3,988	14,170	6,213
West	21,055	8,166	13,008	2,697
Corporate and other	(36,988)	(39,422)	(12,185)	(17,662)
Total	$49,294	$9,241	$40,968	$15,649
“Corporate and other” is comprised principally of general corporate expenses such as the offices of the Executive Officers of the Company and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups; interest income and income from certain of the Company’s ancillary businesses, including Gibraltar; and income from a number of the Company's unconsolidated entities.
Total assets for each of the Company’s geographic segments, as of the date indicated, are shown in the table below (amounts in thousands).

	April 30, 2013	October 31, 2012
North	$1,474,653	$1,205,900
Mid-Atlantic	1,401,122	1,304,798
South	930,790	821,001
West	1,068,681	913,699
Corporate and other	1,683,359	1,935,646
Total	$6,558,605	$6,181,044
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

	Net Carrying Value		Impairments
	At April 30,	At October 31,	Six months ended April 30,		Three months ended April 30,
	2013	2012	2013	2012	2013	2012
Inventory:
Land controlled for future communities:
North	$19,676	$13,196	$799	$(996)	$712	$(1,020)
Mid-Atlantic	25,635	27,249	17	680	1	482
South	7,749	7,724	361	569	5	13
West	9,143	8,131	(479)	(28)	(29)	(27)
	62,203	56,300	698	225	689	(552)
Land owned for future communities:
North	319,380	226,082
Mid-Atlantic	378,386	431,620
South	133,888	141,644		918
West	251,596	241,027
	1,083,250	1,040,373	—	918	—	—
Operating communities:
North	955,651	803,085	840	2,725	340	460
Mid-Atlantic	885,905	729,739		2,100		2,100
South	709,255	603,239		4,160
West	670,953	528,451	200
	3,221,764	2,664,514	1,040	8,985	340	2,560
Total	$4,367,217	$3,761,187	$1,738	$10,128	$1,029	$2,008

Investments in and advances to unconsolidated entities:
North	$166,210	$142,213
South	46,181	31,252
West	108,511	116,452		(1,621)		(1,621)
Corporate	36,630	40,700
Total	$357,532	$330,617	$—	$(1,621)	$—	$(1,621)

17. Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the condensed consolidated statements of cash flows for the six months ended April 30, 2013 and 2012 (amounts in thousands):

	2013	2012
Cash flow information:
Interest paid, net of amount capitalized	$8,947	$1,771
Income tax payment	$1,107	$2,234
Income tax refunds	$1,156
Non-cash activity:
Cost of inventory acquired through seller financing or municipal bonds, net	$26,566	$15,424
Financed portion of land sale	$7,200
Reduction in inventory for Company's share of earnings in land purchased from unconsolidated entities	$(1,327)	$(75)
Defined benefit plan amendment	$519	$310
Increase in accrued expenses related to Stock Price-Based RSUs paid	$2,942
Increase (reduction) of investments in unconsolidated entities due to reduction/increase in letters of credit or accrued liabilities	$49	$(484)
Transfer of inventory to investment in distressed loans and foreclosed real estate		$802
Transfer of inventory to investment in unconsolidated entities	$27,631	$5,793
Reclassification of deferred income from investment in unconsolidated entities to accrued liabilities		$2,943
Unrealized gain (loss) on derivative held by equity investee	$23	$(728)
Increase in investments in unconsolidated entities for change in the fair value of debt guarantees	$1,291
Miscellaneous increases (decreases) to investments in unconsolidated entities	$64	$(130)
Acquisition of Business:
Fair value of assets purchased		$149,959
Liabilities assumed		$5,213
Cash paid		$144,746
18. Supplemental Guarantor Information
A 100% owned subsidiary of the Company, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following Senior Notes (amounts in thousands):

	Original Amount Issued	Amount outstanding at April 30, 2013

5.95% Senior Notes due 2013	$250,000	$104,785
4.95% Senior Notes due 2014	$300,000	$267,960
5.15% Senior Notes due 2015	$300,000	$300,000
8.91% Senior Notes due 2017	$400,000	$400,000
6.75% Senior Notes due 2019	$250,000	$250,000
5.875% Senior Notes due 2022	$419,876	$419,876
4.375% Senior Notes due 2023	$300,000	$300,000
0.5% Exchangeable Senior Notes due 2032	$287,500	$287,500
The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest is guaranteed jointly and severally on a senior basis by the Company and substantially all of the Company’s 100% owned home building subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional. The Company’s non-home building subsidiaries and several of its home building subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the debt. The Subsidiary Issuer generates no operating revenues and does not have any independent operations other the the financing of other subsidiaries of the Company by lending the proceeds from the above described debt issuances.
As of April 30, 2013, certain Non-Guarantor Subsidiaries became Guarantor Subsidiaries. This change in status has been retrospectively reflected in the accompanying condensed consolidating financial statements.
Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such disclosures would not be material to investors.
The condensed consolidating financial statements have been revised in order to (i) reflect the transfer of the balance sheet, statements of operations and cash flows of certain non-guarantor subsidiaries to guarantor subsidiaries as a result of such entities becoming guarantor subsidiaries as of April 30, 2013 and the reclassification of guarantor and non-guarantor intercompany advances and equity balances with corresponding offsets in the elimination column and (ii) revise the presentation of cash flows from operating activities, financing activities and investing activities in the condensed consolidating statements of cash flows for the six-month period ended April 30, 2012 to reflect intercompany activity, which had previously been included in cash flow from operating activities, as cash flow from investing activities and cash flow from financing activities.
This revised presentation has no impact or effect on Toll Brothers, Inc.'s condensed consolidated financial statements for any period presented, including the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, or Statements of Cash Flows.
Summary financial information related to the transfer of certain Non-Guarantor Subsidiaries to Guarantor Subsidiaries and the reclassification of guarantor and non-guarantor intercompany advances and equity balances, resulting in a decrease in Non-Guarantor Subsidiaries amounts, is presented below (amounts in thousands).

	April 30, 2013	October 31, 2012
Inventory	$214,313	$168,218
Investments in and advances to unconsolidated entities	$103,871	$110,014
Total assets	$327,574	$282,638
Loans payable	$14,576	$30,424
Intercompany advances	$303,879	$253,550
Total liabilities	$333,865	$291,990
Equity	$(6,291)	$(9,352)

	Six months ended April 30,		Three months ended April 30,
	2013	2012	2013	2012
Revenue	$24,316	$—	$13,872	$—
Operating income	$2,930	$(673)	$1,937	$(428)
Income before income taxes	$5,030	$958	$4,027	$1,187

Following is a reconciliation of the amounts previously reported to the reclassified amounts as stated in the following components of the revised condensed consolidating statements of cash flows for the six-month period ended April 30, 2012.

	As Previously Reported	Reclassification of intercompany activity	Change in status from Non-Guarantor to Guarantor	As Reclassified
Cash flow (used in) provided by operating activities:
Net cash (used in) provided by operating activities:
Toll Brothers, Inc.	$(16,905)	$(9,460)	$—	$(26,365)
Subsidiary Issuer	$(296,227)	$300,492	$—	$4,265
Guarantor Subsidiaries	$(61,438)	$(268,885)	$95,972	$(234,351)
Non-Guarantor Subsidiaries	$101,711	$(8,953)	$(94,191)	$(1,433)
Elimination	$—	$(13,194)	$—	$(13,194)

Cash flow (used in) provided by investing activities:
Intercompany advances
Toll Brothers, Inc.	$—	$9,460	$—	$9,460
Subsidiary Issuer	$—	$(300,492)	$—	$(300,492)
Guarantor Subsidiaries	$—	$—	$—	$—
Non-Guarantor Subsidiaries	$—	$—	$—	$—
Elimination	$—	$291,032	$—	$291,032

Net cash (used in) provided by investing activities
Toll Brothers, Inc.	$—	$9,460	$—	$9,460
Subsidiary Issuer	$—	$(300,492)	$—	$(300,492)
Guarantor Subsidiaries	$(58,270)	$—	$(1,602)	$(59,872)
Non-Guarantor Subsidiaries	$(149,688)	$—	$(179)	$(149,867)
Elimination	$—	$291,032	$—	$291,032

Cash flow provided by (used in) financing activities:
Intercompany advances
Toll Brothers, Inc.	$—	$—	$—	$—
Subsidiary Issuer	$—	$—	$—	$—
Guarantor Subsidiaries	$—	$268,885	$(95,552)	$173,333
Non-Guarantor Subsidiaries	$—	$8,953	$95,552	$104,505
Elimination	$—	$(277,838)	$—	$(277,838)

Net cash provided by (used in) financing activities
Toll Brothers, Inc.	$16,905	$—	$—	$16,905
Subsidiary Issuer	$296,227	$—	$—	$296,227
Guarantor Subsidiaries	$(17,074)	$268,885	$(96,083)	$155,728
Non-Guarantor Subsidiaries	$(12,543)	$8,953	$96,083	$92,493
Elimination	$—	$(277,838)	$—	$(277,838)

Supplemental consolidating financial information of Toll Brothers, Inc., the Subsidiary Issuer, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at Toll Brothers, Inc. on a consolidated basis is presented below ($ amounts in thousands).
Condensed Consolidating Balance Sheet at April 30, 2013:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	608,939	94,162	—	703,101
Marketable securities			192,562	40,337		232,899
Restricted cash	15,134		17,198	1,469		33,801
Inventory			4,304,896	62,321		4,367,217
Property, construction and office equipment, net			110,624	14,665		125,289
Receivables, prepaid expenses and other assets	76	16,363	87,111	82,416	(20,221)	165,745
Mortgage loans held for sale				66,538		66,538
Customer deposits held in escrow			45,304			45,304
Investments in and advances to unconsolidated entities			183,475	174,057		357,532
Investments in distressed loans				48,707		48,707
Investments in foreclosed real estate				71,458		71,458
Investments in and advances to consolidated entities	2,894,431	2,334,391	4,740		(5,233,562)	—
Deferred tax assets, net of valuation allowances	341,014					341,014
	3,250,655	2,350,754	5,554,849	656,130	(5,253,783)	6,558,605
LIABILITIES AND EQUITY
Liabilities:
Loans payable			96,572			96,572
Senior notes		2,278,941			43,456	2,322,397
Mortgage company warehouse loan				58,526		58,526
Customer deposits			205,821			205,821
Accounts payable			149,383	218		149,601
Accrued expenses		26,527	327,662	135,412	(20,368)	469,233
Advances from consolidated entities			1,573,146	427,742	(2,000,888)	—
Income taxes payable	84,157					84,157
Total liabilities	84,157	2,305,468	2,352,584	621,898	(1,977,800)	3,386,307
Equity:
Stockholders’ equity:
Common stock	1,693		48	3,006	(3,054)	1,693
Additional paid-in capital	418,844	49,400		1,734	(51,134)	418,844
Retained earnings	2,750,503	(4,114)	3,202,547	23,362	(3,221,795)	2,750,503
Treasury stock, at cost	(78)					(78)
Accumulated other comprehensive loss	(4,464)		(330)	(67)		(4,861)
Total stockholders’ equity	3,166,498	45,286	3,202,265	28,035	(3,275,983)	3,166,101
Noncontrolling interest				6,197		6,197
Total equity	3,166,498	45,286	3,202,265	34,232	(3,275,983)	3,172,298
	3,250,655	2,350,754	5,554,849	656,130	(5,253,783)	6,558,605

Revised Condensed Consolidating Balance Sheet at October 31, 2012:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	712,024	66,800	—	778,824
Marketable securities			378,858	60,210		439,068
Restricted cash	28,268		17,561	1,447		47,276
Inventory			3,695,895	65,292		3,761,187
Property, construction and office equipment, net			106,963	3,008		109,971
Receivables, prepaid expenses and other assets	134	15,130	80,932	64,543	(16,181)	144,558
Mortgage loans held for sale				86,386		86,386
Customer deposits held in escrow			27,312	2,267		29,579
Investments in and advances to unconsolidated entities			180,159	150,458		330,617
Investments in distressed loans				37,169		37,169
Investments in foreclosed real estate				58,353		58,353
Investments in and advances to consolidated entities	2,816,607	2,092,810	4,740		(4,914,157)	—
Deferred tax assets, net of valuation allowances	358,056					358,056
	3,203,065	2,107,940	5,204,444	595,933	(4,930,338)	6,181,044
LIABILITIES AND EQUITY
Liabilities:
Loans payable			99,817			99,817
Senior notes		2,032,335			48,128	2,080,463
Mortgage company warehouse loan				72,664		72,664
Customer deposits			142,919	58		142,977
Accounts payable			99,889	22		99,911
Accrued expenses		27,476	344,555	115,922	(11,603)	476,350
Advances from consolidated entities			1,342,213	378,946	(1,721,159)	—
Income taxes payable	80,991					80,991
Total liabilities	80,991	2,059,811	2,029,393	567,612	(1,684,634)	3,053,173
Equity:
Stockholders’ equity:
Common stock	1,687		48	3,006	(3,054)	1,687
Additional paid-in capital	404,418	49,400		1,734	(51,134)	404,418
Retained earnings	2,721,397	(1,271)	3,175,370	17,417	(3,191,516)	2,721,397
Treasury stock, at cost	(983)					(983)
Accumulated other comprehensive loss	(4,445)		(367)	(7)		(4,819)
Total stockholders’ equity	3,122,074	48,129	3,175,051	22,150	(3,245,704)	3,121,700
Noncontrolling interest				6,171		6,171
Total equity	3,122,074	48,129	3,175,051	28,321	(3,245,704)	3,127,871
	3,203,065	2,107,940	5,204,444	595,933	(4,930,338)	6,181,044

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the six months ended April 30, 2013 ($ in thousands):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			953,625	35,383	(48,403)	940,605
Cost of revenues			772,981	9,935	(16,966)	765,950
Selling, general and administrative	61	1,402	170,586	21,057	(35,509)	157,597
	61	1,402	943,567	30,992	(52,475)	923,547
Income (loss) from operations	(61)	(1,402)	10,058	4,391	4,072	17,058
Other:
Income from unconsolidated entities			5,040	3,036		8,076
Other income - net	4,685		24,472	2,567	(7,564)	24,160
Intercompany interest income		60,060			(60,060)	—
Interest expense		(63,330)		(222)	63,552	—
Income from subsidiaries	44,670		5,100		(49,770)	—
Income (loss) before income taxes	49,294	(4,672)	44,670	9,772	(49,770)	49,294
Income tax provision (benefit)	20,188	(1,830)	17,493	3,827	(19,490)	20,188
Net income (loss)	29,106	(2,842)	27,177	5,945	(30,280)	29,106
Other comprehensive (loss) income	(18)		36	(60)		(42)
Total comprehensive income (loss)	29,088	(2,842)	27,213	5,885	(30,280)	29,064

Revised Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the six months ended April 30, 2012 ($ in thousands):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			711,351	25,622	(41,337)	695,636
Cost of revenues			581,320	2,744	(5,635)	578,429
Selling, general and administrative	27	1,782	149,441	18,961	(32,318)	137,893
	27	1,782	730,761	21,705	(37,953)	716,322
Loss from operations	(27)	(1,782)	(19,410)	3,917	(3,384)	(20,686)
Other:
Income from unconsolidated entities			10,803	2,873		13,676
Other income - net	20		7,594	3,471	5,166	16,251
Intercompany interest income		57,891			(57,891)	—
Interest expense		(56,109)			56,109	—
Income from subsidiaries	9,248		10,261		(19,509)	—
Income before income taxes	9,241	—	9,248	10,261	(19,509)	9,241
Income tax benefit	(4,845)		(4,849)	(5,380)	10,229	(4,845)
Net income	14,086	—	14,097	15,641	(29,738)	14,086
Other comprehensive (loss) income	92		(534)	(38)		(480)
Total comprehensive income	14,178	—	13,563	15,603	(29,738)	13,606

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended April 30, 2013 ($ in thousands):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			523,403	20,337	(27,736)	516,004
Cost of revenues			424,278	5,704	(9,969)	420,013
Selling, general and administrative	45	715	86,079	10,916	(18,205)	79,550
	45	715	510,357	16,620	(28,174)	499,563
Income (loss) from operations	(45)	(715)	13,046	3,717	438	16,441
Other:
Income from unconsolidated entities			3,890	1,103		4,993
Other income - net	2,299		18,477	833	(2,075)	19,534
Intercompany interest income		30,333			(30,333)	—
Interest expense		(31,908)		(62)	31,970	—
Income from subsidiaries	38,714		3,301		(42,015)	—
Income (loss) before income taxes	40,968	(2,290)	38,714	5,591	(42,015)	40,968
Income tax provision (benefit)	16,294	(897)	15,160	2,189	(16,452)	16,294
Net income (loss)	24,674	(1,393)	23,554	3,402	(25,563)	24,674
Other comprehensive (loss) income	155		(189)	(24)		(58)
Total comprehensive income (loss)	24,829	(1,393)	23,365	3,378	(25,563)	24,616

Revised Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended April 30, 2012 ($ in thousands):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			383,659	13,236	(23,214)	373,681
Cost of revenues			308,436	824	(2,439)	306,821
Selling, general and administrative	14	1,304	75,909	9,687	(18,658)	68,256
	14	1,304	384,345	10,511	(21,097)	375,077
(Loss) income from operations	(14)	(1,304)	(686)	2,725	(2,117)	(1,396)
Other:
Income from unconsolidated entities			5,574	1,415		6,989
Other income - net	13		4,614	2,678	2,751	10,056
Intercompany interest income		32,127			(32,127)	—
Interest expense		(30,823)			30,823	—
Income from subsidiaries	15,650		6,148		(21,798)	—
Income before income taxes	15,649	—	15,650	6,818	(22,468)	15,649
Income tax benefit	(1,223)		(1,231)	(7,326)	8,557	(1,223)
Net income	16,872	—	16,881	14,144	(31,025)	16,872
Other comprehensive income (loss)	201		18	(38)		181
Total comprehensive income	17,073	—	16,899	14,106	(31,025)	17,053

Condensed Consolidating Statement of Cash Flows for the six months ended April 30, 2013 ($ in thousands):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	45,380	2,599	(484,680)	3,688	(12,395)	(445,408)
Cash flow provided by (used in) investing activities:
Purchase of property and equipment - net			(8,588)	(11,676)		(20,264)
Purchase of marketable securities			(25,938)	(10,224)		(36,162)
Sale and redemption of marketable securities			209,484	30,000		239,484
Investments in and advances to unconsolidated entities			(21,637)	(10,357)		(31,994)
Return of investments in unconsolidated entities			23,437	11,249		34,686
Investments in distressed loans and foreclosed real estate				(26,155)		(26,155)
Return of investments in distressed loans and foreclosed real estate				6,114		6,114
Intercompany advances	(53,632)	(241,581)			295,213	—
Net cash provided by (used in) investing activities	(53,632)	(241,581)	176,758	(11,049)	295,213	165,709
Cash flow provided by (used in) financing activities:
Net proceeds from issuance of senior notes		298,050				298,050
Proceeds from loans payable				501,884		501,884
Principal payments of loans payable			(29,153)	(516,022)		(545,175)
Redemption of senior notes		(59,068)				(59,068)
Proceeds from stock-based benefit plans	8,430					8,430
Receipts related to non-controlling interest				33		33
Purchase of treasury stock	(178)					(178)
Intercompany advances			233,990	48,828	(282,818)	—
Net cash provided by financing activities	8,252	238,982	204,837	34,723	(282,818)	203,976
Net (decrease) increase in cash and cash equivalents	—	—	(103,085)	27,362	—	(75,723)
Cash and cash equivalents, beginning of period	—	—	712,024	66,800	—	778,824
Cash and cash equivalents, end of period	—	—	608,939	94,162	—	703,101

Revised Condensed Consolidating Statement of Cash Flows for the six months ended April 30, 2012 ($ in thousands):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	(26,365)	4,265	(234,351)	(1,433)	(13,194)	(271,078)
Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net			(6,487)	(41)		(6,528)
Purchase of marketable securities			(117,781)	(60,052)		(177,833)
Sale and redemption of marketable securities			189,716			189,716
Investments in and advances to unconsolidated entities			(1,142)	(73,866)		(75,008)
Return of investments in unconsolidated entities			20,568			20,568
Investments in distressed loans and foreclosed real estate				(27,490)		(27,490)
Return of investments in distressed loans and foreclosed real estate				11,582		11,582
Acquisition of a business			(144,746)			(144,746)
Intercompany advances	9,460	(300,492)			291,032	—
Net cash (used in) provided by investing activities	9,460	(300,492)	(59,872)	(149,867)	291,032	(209,739)
Cash flow provided by (used in) financing activities:
Net proceeds from issuance of senior notes		296,227				296,227
Proceeds from loans payable				400,092		400,092
Principal payments of loans payable			(17,605)	(412,104)		(429,709)
Proceeds from stock-based benefit plans	17,189					17,189
Purchase of treasury stock	(284)					(284)
Intercompany advances			173,333	104,505	(277,838)	—
Net cash provided by financing activities	16,905	296,227	155,728	92,493	(277,838)	283,515
Net decrease in cash and cash equivalents	—	—	(138,495)	(58,807)	—	(197,302)
Cash and cash equivalents, beginning of period	—	—	777,013	129,327	—	906,340
Cash and cash equivalents, end of period	—	—	638,518	70,520	—	709,038

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
OVERVIEW
Financial Highlights
In the six-month period ended April 30, 2013, we recognized $940.6 million of revenues and net income of $29.1 million, as compared to $695.6 million of revenues and net income of $14.1 million in the six-month period ended April 30, 2012. Fiscal 2013 six-month income before income taxes included $13.2 million of income recognized from the settlement of the previously disclosed derivative litigation, offset, in part, by $1.7 million of inventory impairments and write-offs. Fiscal 2012 six-month income before income taxes included $10.1 million of inventory impairments and write-offs and a recovery of $1.6 million of previously incurred charges related to our investments in unconsolidated entities. During the fiscal 2013 six-month period, we recognized an income tax provision of $20.2 million, as compared to an income tax benefit of $4.8 million in the fiscal 2012 period.
In the three-month period ended April 30, 2013, we recognized $516.0 million of revenues and net income of $24.7 million, as compared to $373.7 million of revenues and net income of $16.9 million in the three-month period ended April 30, 2012. Fiscal 2013 three-month income before income taxes included $13.2 million of income recognized from the settlement of the previously disclosed derivative litigation, offset, in part, by $1.0 million of inventory impairments and write-offs. Fiscal 2012 three-month income before income taxes included $2.0 million of inventory impairments and write-offs and a recovery of $1.6 million of previously incurred charges related to our investments in unconsolidated entities. During the fiscal 2013 three-month period, we recognized an income tax provision of $16.3 million, as compared to an income tax benefit of $1.2 million in the fiscal 2012 period.
Our Business Environment and Current Outlook
In fiscal 2012, the housing market began to recover from the significant slowdown that started in the fourth quarter of our fiscal year ended October 31, 2005. The recovery has continued to date in fiscal 2013.
During fiscal 2012, we, and many of the other public home builders, saw a strong recovery in the number of new sales contracts signed. Our net contracts signed in fiscal 2012, as compared to fiscal 2011, increased nearly 50% in the number of net contracts signed and 59% in the value of net contracts signed. In the six-month period ended April 30, 2013, net contracts signed increased 40.4% in units and 50.3% in value, as compared to the same period in fiscal 2012.
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

According to the U.S. Census Bureau, during the period 1970 through 2007, total housing starts in the United States averaged approximately 1.26 million per year, while in the period 2008 through 2012, total housing starts averaged approximately 0.69 million per year. Total annualized housing starts in April 2013 were approximately 0.85 million. In addition, based on the trend of household formations in relation to population growth during the period 2000 through 2007, the number of households formed in the four-year period of 2008 through 2011 was approximately 2.3 million fewer than would have been expected.
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
Land Acquisition and Development
Because of the length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and deliver a home after a home buyer signs an agreement of sale, we are subject to many risks. In certain cases, we attempt to reduce some of these risks by utilizing one or more of the following methods: controlling land for future development through options (also referred to herein as “land purchase contracts” or “option and purchase agreements”), thus allowing the necessary governmental approvals to be obtained before acquiring title to the land; by generally commencing construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from the buyer; and by using subcontractors to perform home construction and land development work on a fixed-price basis.
Based on our belief that the housing market has begun to recover, the increased attractiveness of land available for purchase and the revival of demand in certain areas, we have begun to increase our land positions. During fiscal 2012, the six-month period ended April 30, 2013 and the three-month period ended April 30, 2013, we acquired control of approximately 6,100 home sites (net of options terminated), 6,500 home sites (net of options terminated) and 2,400 home sites (net of options terminated), respectively. At April 30, 2013, we controlled approximately 45,200 home sites of which we owned approximately 33,100. Of these 33,100 home sites, significant improvements were completed on approximately 12,200. At April 30, 2013 and 2012, we were selling from 225 and 230 communities, respectively. At October 31, 2012, we were selling from 224 communities, compared to 215 communities at October 31, 2011. During the six-month period ended April 30, 2013, we opened 36 new communities for sale and sold out of 35 communities.
We expect to open approximately 50 communities for sale in the six-month period ending October 31, 2013. We expect to be selling from 225 to 255 communities at October 31, 2013. At April 30, 2013, we had 45 communities that were temporarily closed due to market conditions and 26 communities for which we had acquired the land but have temporarily decided not to open.

Diversification
Based on our experience, our land acquisition/development, and construction expertise and our financial and marketing strength, we acquired control of a number of land parcels for for-rent apartment projects, including two student housing sites, totaling approximately 4,550 units. These projects, which are located in the metro-Boston to metro-Washington, D.C. corridor and which we are currently developing or expect to develop in partnership structures over the next several years, should start generating revenues beginning in 2015. A number of these sites had been acquired by us as part of a larger purchase or were originally acquired to develop as for-sale homes. Of the 4,550 planned units, 1,200 are owned by joint ventures in which we have a 50% interest; approximately 1,525 are owned by us; 1,175 of them are under contract; and 650 of them are under letters of intent. We currently own through Toll Brothers Realty Trust and Toll Brothers Realty Trust II interests in approximately 1,500 apartment units in the Washington, D.C. area and Princeton Junction, NJ.
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
There has been significant media attention given to mortgage put-backs, a practice by which a buyer of a mortgage loan tries to recoup losses from the loan originator. We do not believe this is a material issue for our mortgage subsidiary. Of the approximately 16,500 loans sold by our mortgage subsidiary since November 1, 2004, only 37 have been the subject of either actual indemnification payments or take-backs or contingent liability loss provisions related thereto. We believe that this is due to (i) our typical home buyer's financial position and sophistication; (ii) on average, our home buyers who use mortgage financing to purchase a home pay approximately 30% of the purchase price in cash; (iii) our general practice of not originating certain loan types such as option adjustable rate mortgages and down payment assistance products, and our origination of few sub-prime and high loan-to-value/no documentation loans; (iv) our elimination of “early payment default” provisions from each of our agreements with our mortgage investors several years ago; and (v) the quality of our controls, processes and personnel in our mortgage subsidiary.
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

During the six-month period ended April 30, 2013, Gibraltar acquired four loans directly and invested in a loan participation for an aggregate purchase price of approximately $26.0 million. The loans are secured by retail shopping centers, residential land and golf courses located in seven states.
At April 30, 2013, Gibraltar had investments in distressed loans of approximately $48.7 million, investments in foreclosed real estate of $71.5 million and an investment in a structured asset joint venture of $33.2 million.
During the six-month periods ended April 30, 2013 and 2012, we recognized income of $4.2 million and $6.9 million from the Gibraltar operations, respectively, including its equity in the earnings from its investment in a structured asset joint venture. For the three-month periods ended April 30, 2013 and 2012, we recognized income of $2.1 million and $5.2 million, respectively.
CONTRACTS AND BACKLOG
The aggregate value of net contracts signed increased $603.0 million or 50.3% in the six-month period ended April 30, 2013, as compared to the six-month period ended April 30, 2012. The value of net contracts signed was $1.80 billion (2,726 homes) and $1.20 billion (1,942 homes) in the six-month periods ended April 30, 2013 and 2012, respectively. The increase in the aggregate value of net contracts signed in the fiscal 2013 period, as compared to the fiscal 2012 period was the result of a 40.4% increase in the number of net contracts signed and a 7.1% increase in the average value of each contract signed. The increase in the number of net contracts signed was primarily due to an increase in demand for our homes in the fiscal 2013 period, as compared to the fiscal 2012 period. The increase in the average value of each contract signed was due primarily to a change in mix to more expensive product and/or areas in the fiscal 2013 period and increased prices and/or reduced incentives given on new contracts signed in the fiscal 2013 period. The contracts signed in the fiscal 2012 period includes 16 sales contracts signed at one of our luxury high-rise developments in the metro-New York market in the first quarter of fiscal 2012 which averaged approximately $4.1 million each; excluding these contracts from net contracts signed, the average value of each contract signed in the fiscal 2013 period would have increased 12.3%, as compared to the fiscal 2012 period.
The aggregate value of net contracts signed increased $433.3 million or 57.4% in the three-month period ended April 30, 2013, as compared to the three-month period ended April 30, 2012. The value of net contracts signed was $1.19 billion (1,753 homes) and $754.7 million (1,290 homes) in the three-month periods ended April 30, 2013 and 2012, respectively. The increase in the aggregate value of net contracts signed in the fiscal 2013 period, as compared to the fiscal 2012 period was the result of a 35.9% increase in the number of net contracts signed, and a 15.8% increase in the average value of each contract signed. The increase in the number of net contracts signed was primarily due to an increase in demand for our homes in the fiscal 2013 period, as compared to the fiscal 2012 period. The increase in the average value of each contract signed was due primarily to a change in mix to more expensive product and/or areas in the fiscal 2013 period and increased prices and/or reduced incentives given on new contracts signed in the fiscal 2013 period.
In the six-month and three-month periods ended April 30, 2013, home buyers canceled $88.1 million (126 homes) and $42.8 million (62 homes) of signed contracts, respectively. In the six-month period and three-month periods ended April 30, 2012, home buyers canceled $43.9 million (75 homes) and $18.3 million (32 homes) of signed contracts, respectively. The value and number of cancellations in the fiscal 2013 periods and 2012 periods were within our historical norms.
Backlog consists of homes under contract but not yet delivered to our home buyers. The value of our backlog at April 30, 2013 of $2.53 billion (3,655 homes) increased 68.9%, as compared to our backlog at April 30, 2012 of $1.50 billion (2,403 homes). Our backlog at October 31, 2012 and 2011 was $1.67 billion (2,569 homes) and $981.1 million (1,667 homes), respectively. The increase in the value of backlog at April 30, 2013, as compared to the backlog at April 30, 2012, was primarily attributable to the increase in the aggregate value of net contracts signed in the six-month period ended April 30, 2013, as compared to the six-month period ended April 30, 2012, and the higher backlog at October 31, 2012, as compared to the backlog at October 31, 2011, offset, in part, by the increase in the aggregate value of our deliveries in the six-month period of fiscal 2013, as compared to the aggregate value of deliveries in the six-month period of fiscal 2012.
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
OFF-BALANCE SHEET ARRANGEMENTS
We have investments in and advances to various unconsolidated entities. At April 30, 2013, we had investments in and advances to these entities of $357.5 million, and were committed to invest or advance $126.8 million to these entities if they require additional funding. In addition, we have guaranteed approximately $34.4 million of joint venture liabilities, including $22.5 million of loan principal and interest guarantees, and approximately $9.8 million of payments related to a ground lease.
Our investments in these entities are accounted for using the equity method of accounting. For more information regarding these joint ventures, see Note 3, "Investments in and Advances to Unconsolidated Entities" in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
The trends, uncertainties or other factors that have negatively impacted our business and the industry in general have also impacted the unconsolidated entities in which we have investments. We review each of our investments on a quarterly basis for indicators of impairment. A series of operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of our investment in the unconsolidated entity has occurred. If a loss exists, we further review to determine if the loss is other than temporary, in which case we write down the investment to its fair value. The evaluation of our investment in unconsolidated entities entails a detailed cash flow analysis using many estimates including but not limited to expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, market conditions and anticipated cash receipts, in order to determine projected future distributions. Each of the unconsolidated entities evaluates its inventory in a similar manner as we do. See “Critical Accounting Policies - Inventory” contained in the MD&A in our Annual Report on Form 10-K for the year ended October 31, 2012 for more detailed disclosure on our evaluation of inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, our proportionate share is reflected in income (loss) from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities. Based upon our evaluation of the fair value of our investments in unconsolidated entities, we determined that no impairments of our investments occurred in the six-month and three-month periods ended April 30, 2013 and 2012.
RESULTS OF OPERATIONS
The following table sets forth, for the six-month and three-month periods ended April 30, 2013 and 2012, a comparison of certain items in the condensed consolidated statements of operations ($ amounts in millions):

	Six months ended April 30,				Three months ended April 30,
	2013		2012		2013		2012
	$	%*	$	%*	$	%*	$	%*
Revenues	940.6		695.6		516.0		373.7
Cost of revenues	766.0	81.4	578.4	83.2	420.0	81.4	306.8	82.1
Selling, general and administrative	157.6	16.8	137.9	19.8	79.6	15.4	68.3	18.3
	923.5	98.2	716.3	103.0	499.6	96.8	375.1	100.4
Income (loss) from operations	17.1		(20.7)		16.4		(1.4)
Other
Income from unconsolidated entities	8.1		13.7		5.0		7.0
Other income - net	24.2		16.3		19.5		10.1
Income before income taxes	49.3		9.2		41.0		15.6
Income tax provision (benefit)	20.2		(4.8)		16.3		(1.2)
Net income	29.1		14.1		24.7		16.9
* Percent of revenues
Note: Due to rounding, amounts may not add.
REVENUES AND COST OF REVENUES
Revenues for the six months ended April 30, 2013 were higher than those for the comparable period of fiscal 2012 by approximately $245.0 million, or 35.2%. This increase was primarily attributable to an increase in the number of homes delivered. In the fiscal 2013 period, we delivered 1,640 homes with a value of $940.6 million, as compared to 1,235 homes in the fiscal 2012 period with a value of $695.6 million. The average price of the homes delivered in the fiscal 2013 period was $573,500, as compared to $563,300 in the fiscal 2012 period. The increase in the number of homes delivered in the six-month period ended April 30, 2013, as compared to the fiscal 2012 period, was primarily due to the higher number of homes in backlog at the beginning of fiscal 2013, as compared to the beginning of fiscal 2012.

Cost of revenues as a percentage of revenues was 81.4% in the six-month period ended April 30, 2013, as compared to 83.2% in the six-month period ended April 30, 2012. In the six-month periods ended April 30, 2013 and 2012, we recognized inventory impairment charges and write-offs of $1.7 million and $10.1 million, respectively. Cost of revenues as a percentage of revenues, excluding impairments, was 81.3% of revenues in the six-month period ended April 30, 2013, as compared to 81.7% in the fiscal 2012 period. The decrease in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in the fiscal 2013 period, as compared to the fiscal 2012 period, was due primarily to lower interest and closing costs and improved absorption of job overhead due to the increased number of homes closed in the fiscal 2013 period, as compared to the fiscal 2012 period, offset, in part, by increased the cost of land, land improvements, materials and labor of approximately 1.0% in the fiscal 2013 period, as compared to the fiscal 2012 period. In the six-month periods ended April 30, 2013 and 2012, interest cost as a percentage of revenues was 4.6% and 4.9%, respectively.
Revenues for the three months ended April 30, 2013 were higher than those for the comparable period of fiscal 2012 by approximately $142.3 million, or 38.1%. This increase was primarily attributable to an increase in the number of homes delivered. In the fiscal 2013 period, we delivered 894 homes with a value of $516.0 million, as compared to 671 homes in the fiscal 2012 period with a value of $373.7 million. The average price of the homes delivered in the fiscal 2013 period was $577,200 as compared to $556,900 in the fiscal 2012 period. The increase in the number of homes delivered in the three-month period ended April 30, 2013, as compared to the fiscal 2012 period, was primarily due to the higher number of homes in backlog at the beginning of fiscal 2013, as compared to the beginning of fiscal 2012.
Cost of revenues as a percentage of revenues was 81.4% in the three-month period ended April 30, 2013, as compared to 82.1% in the three-month period ended April 30, 2012. In the three-month periods ended April 30, 2013 and 2012, we recognized inventory impairment charges and write-offs of $1.0 million and $2.0 million, respectively. Cost of revenues as a percentage of revenues, excluding impairments, was 81.2% of revenues in the three-month period ended April 30, 2013, as compared to 81.6% in the fiscal 2012 period. The decrease in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in the fiscal 2013 period, as compared to the fiscal 2012 period, was due primarily to lower interest and closing costs and improved absorption of job overhead due to the increased number of homes closed in the fiscal 2013 period, as compared to the fiscal 2012 period, offset, in part, by increased cost of land, land improvements, materials and labor of approximately 1.3% in the fiscal 2013 period, as compared to the fiscal 2012 period. In the three-month periods ended April 30, 2013 and 2012, interest cost as a percentage of revenues was 4.5% and 4.7%, respectively.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)
SG&A increased by $19.7 million in the six-month period ended April 30, 2013, as compared to the six-month period ended April 30, 2012. As a percentage of revenues, SG&A was 16.8% in the fiscal 2013 period, as compared to 19.8% in the fiscal 2012 period. The decline in SG&A as a percentage of revenues was due to SG&A increasing by 14.3% while revenues increased 35.2%. The dollar increase in SG&A costs was due primarily to increased compensation, information technology, insurance and sales and marketing costs.
SG&A increased by $11.3 million in the three-month period ended April 30, 2013, as compared to the three-month period ended April 30, 2012. As a percentage of revenues, SG&A was 15.4% in the fiscal 2013 period, as compared to 18.3% in the fiscal 2012 period. The decline in SG&A as a percentage of revenues was due to SG&A increasing by 16.5% while revenues increased 38.1%. The dollar increase in SG&A costs was due primarily to increased compensation, information technology, insurance and sales and marketing costs.
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
In the six-month period ended April 30, 2013, we recognized $8.1 million of income from unconsolidated entities, as compared to $13.7 million in the comparable period of fiscal 2012. In the six-month period ended April 30, 2012, we recognized a $1.6 million recovery of previously incurred charges related to a Development Joint Venture. The $4.0 million decrease in income from unconsolidated entities in the fiscal 2013 period, as compared to the fiscal 2012 period, excluding the recovery recognized in the fiscal 2012 period, was due principally to lower income in the fiscal 2013 period, as compared to the fiscal 2012 period, generated from two condominium joint ventures due to their substantial completion in the fiscal 2012 period, offset, in part, by higher income realized from Gibraltar's Structured Asset Joint Venture in the fiscal 2013 period, as compared to the fiscal 2012 period.

In the three-month period ended April 30, 2013, we recognized $5.0 million of income from unconsolidated entities, as compared to $7.0 million in the comparable period of fiscal 2012. In the three-month period ended April 30, 2012, we recognized a $1.6 million recovery of previously incurred charges related to a Development Joint Venture. The remaining $0.4 million decrease in income from unconsolidated entities in the fiscal 2013 period, as compared to the fiscal 2012 period, was due principally to lower income in the fiscal 2013 period, as compared to the fiscal 2012 period, generated from one of our condominium joint ventures due to their substantial completion in the fiscal 2012 period, offset, in part, by higher income generated from two development joint ventures in the fiscal 2013 period, as compared to the fiscal 2012 period.
OTHER INCOME - NET
Other income - net includes the gains and losses from our ancillary businesses, income from Gibraltar, interest income, management fee income, retained customer deposits, income/losses on land sales and other miscellaneous items.
For the six months ended April 30, 2013 and 2012, other income-net was $24.2 million and $16.3 million, respectively. Fiscal 2013 other income-net includes $13.2 million of income from the settlement of derivative litigation. For more information regarding the derivative litigation, see Part II, Item 1. "Legal Proceedings", in this Form 10-Q. Excluding these settlement proceeds, the decrease in other income - net in the six-month period ended April 30, 2013, as compared to the fiscal 2012 period, was primarily due to a decrease in income from our Gibraltar operations, lower earnings from land sales and lower management fee income in the fiscal 2013 period, as compared to the fiscal 2012 period, offset, in part, by higher income from our ancillary businesses in the fiscal 2013 period, as compared to the fiscal 2012 period.
For the three months ended April 30, 2013 and 2012, other income-net was $19.5 million and $10.1 million, respectively. Fiscal 2013 other income-net includes $13.2 million of income from the settlement of derivative litigation. For more information regarding the derivative litigation, see Part II, Item 1. "Legal Proceedings", in this Form 10-Q. Excluding these settlement proceeds, the decrease in other income - net in the three-month period ended April 30, 2013, as compared to the fiscal 2012 period, was primarily due to a decrease in income from our Gibraltar operations and lower earnings from land sales in the fiscal 2013 period, as compared to the fiscal 2012 period, offset, in part, by higher income from our ancillary businesses in the fiscal 2013 period, as compared to the fiscal 2012 period.
INCOME BEFORE INCOME TAXES
For the six-month period ended April 30, 2013, we reported income before income taxes of $49.3 million, as compared to $9.2 million in the six-month period ended April 30, 2012.
For the three-month period ended April 30, 2013, we reported income before income taxes of $41.0 million, as compared to $15.6 million in the three-month period ended April 30, 2012.
INCOME TAX PROVISION (BENEFIT)
We recognized a $20.2 million tax provision in the six-month period ended April 30, 2013. Based upon the federal statutory rate of 35%, our federal tax provision would have been $17.3 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was due primarily to the recognition of $2.0 million of accrued interest and penalties (net of federal tax provision) for previously accrued taxes on uncertain tax positions and $0.8 million provision for state income taxes, net of a reversal of $1.3 million of state valuation allowance.
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
We recognized a $16.3 million tax provision in the three-month period ended April 30, 2013. Based upon the federal statutory rate of 35%, our tax benefit would have been $14.3 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was due primarily to the recognition of $0.8 million of accrued interest and penalties (net of federal tax provision) for previously accrued taxes on uncertain tax positions and $0.6 million provision for state income taxes, net of a reversal of $1.1 million of state valuation allowance.
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
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings and the public debt and equity markets. At April 30, 2013, we had $703.1 million of cash and cash equivalents and $232.9 million of marketable securities. At October 31, 2012, we had $778.8 million of cash and cash equivalents and $439.1 million of marketable securities. Cash used in operating activities during the six-month period ended April 30, 2013 was $445.4 million. Cash used in operating activities during the fiscal 2013 period was primarily used for the purchase of inventory, offset, in part, by cash generated from net income before income taxes, stock-based compensation and depreciation and amortization, an increase in customer deposits, the sale of mortgage loans to outside investors in excess of mortgage loans originated, and a reduction in restricted cash. The Company expects to utilize the reversal of a portion of its deferred tax assets and tax loss carryforwards to offset a substantial portion of any current year tax liability.
In the six-month period ended April 30, 2013, cash provided by our investing activities was $165.7 million. The cash provided by investing activities was primarily generated from $203.3 million of net sales of marketable securities, $40.8 million of cash received as returns on our investments in unconsolidated entities, distressed loans and foreclosed real estate, offset, in part, by $32.0 million used to fund joint venture investments, $26.2 million for investments in a distressed loans and $20.3 million for the purchase of property and equipment. We generated $204.0 million of cash from financing activities in the six-month period ended April 30, 2013, primarily from the issuance of $300 million of 4.375% senior notes due 2023 and $8.4 million from the proceeds of our stock-based benefit plans, offset in part, by the repayment of $59.1 million of our 6.875% senior notes in November 2012 and $14.1 million of repayments of borrowings under our mortgage company warehouse facility, net of new borrowings under it, and $29.2 million of repayments of other loans payable. In May 2013, we issued an additional $100 million of 4.375% senior notes due 2023.
At April 30, 2012, we had $709.0 million of cash and cash equivalents and $218.4 million of marketable securities. At October 31, 2011, we had $906.3 million of cash and cash equivalents and $233.6 million of marketable securities. Cash used in operating activities during the six-month period ended April 30, 2012 was $271.1 million. Cash used in operating activities during the fiscal 2012 period was primarily used to fund the purchase of inventory, reduce accounts payable and accrued liabilities, including the payment of $57.6 million to fund the litigation settlement related to South Edge, and to replace letters of credit with cash deposits, offset, in part, by the sale of mortgage loans, net of mortgage originations. In the six-month period ended April 30, 2012, cash used in our investing activities was $209.7 million, including $144.7 million for the acquisition of the assets of CamWest, $75.0 million to fund a new joint venture investment in New York City, $27.5 million for investments in a non-performing loan portfolio and $6.5 million for the purchase of property and equipment. The cash used in investing activities was offset, in part, by $11.9 million of net sales and redemptions of marketable securities and $32.2 million of cash received as returns on our investments in unconsolidated entities and in non-performing loan portfolios and foreclosed real estate. We generated $283.5 million of cash from financing activities in the six-month period ended April 30, 2012, primarily from the issuance of $300 million of 5.875% Senior Notes due 2022 in February 2012 and $17.2 million from the proceeds of our stock-based benefit plans, offset, in part, by the repayment of $29.6 million of our mortgage company warehouse facility, net of new borrowings under it, and the repayment of other loans payable.
At April 30, 2013, the aggregate purchase price of land parcels under option and purchase agreements was approximately $1.24 billion. Of the $1.24 billion of land purchase commitments, we paid or deposited $44.1 million, and, if we acquire all of these land parcels, we will be required to pay an additional $1.2 billion. In addition, we expect to acquire an additional 545 home sites from a joint venture in which we have a 50% interest; the purchase price of these lots will be determined in the future. The purchases of these land parcels are scheduled over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts. At April 30, 2013, we also had purchase commitments to acquire land for apartment developments of approximately $63.1 million.
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we owned approximately 33,100 home sites at April 30, 2013, we do not need to buy home sites immediately to replace those which we deliver. Of the 33,100 home sites we owned, approximately 12,200 are substantially improved. In addition, we generally do not begin construction of our single-family detached homes until we have a signed contract with the home buyer. Should our business decline from present levels, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, or incur additional costs to improve land we already own, and as we sell and deliver the speculative homes that are currently in inventory, all of which should result in additional cash flow from operations. In addition, we might curtail our acquisition of additional land which would further reduce our inventory levels and cash needs. During the six-month period ended April 30,

2013, we acquired control of approximately 6,500 lots (net of lot options terminated). At April 30, 2013, we owned or controlled through options approximately 45,200 home sites, as compared to 40,350 at October 31, 2012.
At April 30, 2013, we had $817.9 million available to us under our $885.0 million revolving credit facility with 12 banks, which matures in October 2014. At April 30, 2013, we had no outstanding borrowings under the credit facility but had outstanding letters of credit of approximately $67.1 million. Under the terms of the credit facility, we are not permitted to allow our maximum leverage ratio (as defined in the credit agreement) to exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of approximately $2.16 billion at April 30, 2013. At April 30, 2013, our leverage ratio was approximately 0.48 to 1.00, and our tangible net worth was approximately $3.11 billion. Based upon the minimum tangible net worth requirement at April 30, 2013, our ability to pay dividends was limited to an aggregate amount of approximately $955.2 million or the repurchase of our common stock of approximately $1.31 billion. In addition, at April 30, 2013, we had $12.8 million of letters of credit outstanding which were not part of our credit facility; these letters of credit were collateralized by $13.3 million of cash deposits.
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
The tables below summarize information related to units delivered and revenues and net contracts signed by geographic segment for the six-month and three-month periods ended April 30, 2013 and 2012, and information related to backlog by geographic segment at April 30, 2013 and 2012, and at October 31, 2012 and 2011.
Units Delivered and Revenues ($ amounts in millions):

	Six months ended April 30,				Three months ended April 30,
	2013 Units	2012 Units	2013	2012	2013 Units	2012 Units	2013	2012
North	348	337	$197.0	$186.7	187	200	$104.3	$111.1
Mid-Atlantic	518	369	279.7	204.4	276	190	147.5	103.6
South	367	278	222.7	158.8	224	143	135.6	82.4
West	407	251	241.2	145.7	207	138	128.6	76.6
	1,640	1,235	$940.6	$695.6	894	671	$516.0	$373.7
Net Contracts Signed ($ amounts in millions):

	Six months ended April 30,				Three months ended April 30,
	2013 Units	2012 Units	2013	2012	2013 Units	2012 Units	2013	2012
North	688	527	$436.0	$368.3	436	326	$291.1	$189.8
Mid-Atlantic	797	556	456.1	310.7	520	374	302.0	206.4
South	581	410	392.6	257.8	378	251	255.1	161.6
West	660	449	517.7	262.6	419	339	339.7	196.9
	2,726	1,942	$1,802.4	$1,199.4	1,753	1,290	$1,187.9	$754.7

Backlog ($ amounts in millions):

	At April 30,				At October 31,
	2013 Units	2012 Units	2013	2012	2012 Units	2011 Units	2012	2011
North	995	743	$688.3	$488.9	655	553	$449.2	$307.4
Mid-Atlantic	937	674	562.6	395.2	658	487	386.2	288.9
South	963	574	653.3	362.2	749	442	483.5	263.2
West	760	412	627.4	252.2	507	185	351.0	121.6
	3,655	2,403	$2,531.6	$1,498.5	2,569	1,667	$1,669.9	$981.1
Revenues and Income (Loss) Before Income Taxes:
The following table summarizes by geographic segments total revenues and income (loss) before income taxes for the six-month and three-month periods ended April 30, 2013 and 2012 (amounts in millions):

	Six months ended April 30,		Three months ended April 30,
	2013	2012	2013	2012
Revenue:
North	$197.0	$186.7	$104.3	$111.1
Mid-Atlantic	279.7	204.4	147.5	103.6
South	222.7	158.8	135.6	82.4
West	241.2	145.7	128.6	76.6
Total	$940.6	$695.6	$516.0	$373.7

	Six months ended April 30,		Three months ended April 30,
	2013	2012	2013	2012
Income (loss) before income taxes:
North	$14.8	$17.7	$7.5	$16.7
Mid-Atlantic	33.6	18.8	18.5	7.7
South	16.9	4.0	14.2	6.2
West	21.0	8.2	13.0	2.7
Corporate and other (a)	(37.0)	(39.5)	(12.2)	(17.7)
Total	$49.3	$9.2	$41.0	$15.6

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

North
Revenues in the six-month period ended April 30, 2013 were higher than those for the comparable period of fiscal 2012 by $10.3 million, or 5.5%. The increase in revenues was primarily attributable to a 3.3% increase in the number of homes delivered and an increase of 2.1% in the average selling price of the homes delivered. The increase in the number of homes delivered in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily due to a higher backlog at October 31, 2012, as compared to October 31, 2011. The increase in the average price of homes delivered in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products.
The value of net contracts signed in the six-month period ended April 30, 2013 was $436.0 million, an 18.4% increase from the $368.3 million of net contracts signed during the six-month period ended April 30, 2012. This increase was primarily due to a 30.6% increase in the number of net contracts signed, offset, in part, by a 9.3% decrease in the average value of each net contract. The increase in the number of net contracts signed was primarily due to an improvement in home buyer demand in the fiscal 2013 period as compared to the fiscal 2012 period, partially offset by a decrease in the number of net contracts signed in our high-rise buildings located in the New York and New Jersey urban markets where unit availability has diminished since the fiscal 2012 period. The decrease in the average sales price of net contracts signed in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily attributable to sales at the Touraine, a high-rise building located in the New York urban market that opened for sale in the fourth quarter of fiscal 2011, offset, in part, by increases in base selling prices. In the six-month period ended April 30, 2012, we signed 16 contracts at the Touraine with an average sales value of approximately $4.1 million each.
For the six-month period ended April 30, 2013, we reported income before income taxes of $14.8 million, as compared to $17.7 million for the six-month period ended April 30, 2012. The decrease in income in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily attributable to a decrease in income from unconsolidated entities from $8.3 million in the fiscal 2012 period to $0.9 million in the fiscal 2013, offset, in part, by higher earnings from the increased revenues and lower SG&A, in the fiscal 2013 period, as compared to the fiscal 2012 period. The decrease in income from unconsolidated entities in the fiscal April 30, 2013 period was due principally to a decrease in income generated from two of our high-rise joint ventures where there were fewer units remaining for sale since the fiscal 2012 period. In the six-month period ended April 30, 2013 and 2012, we recognized inventory impairment charges of $1.6 million and $1.7 million, respectively.
Revenues in the three-month period ended April 30, 2013 were lower than those for the comparable period of fiscal 2012 by $6.8 million, or 6.1%. The decrease in revenues was primarily attributable to a 6.5% decrease in the number of homes delivered, offset, in part, by an increase of 0.3% in the average selling price of the homes delivered. The decrease in the number of homes delivered in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily due to a reduction in closings at one of our high-rise buildings located in the New Jersey urban market which is close to being fully settled out, offset, in part, by increased closings primarily in Massachusetts and New Jersey. The increase in closings in these states was primarily due to higher backlog at October 31, 2012, as compared to October 31, 2011.
The value of net contracts signed in the three-month period ended April 30, 2013 was $291.1 million, a 53.4% increase from the $189.8 million of net contracts signed during the three-month period ended April 30, 2012. This increase was primarily due to increases of 33.7% and 14.7% in the number of net contracts signed and the average value of each net contract, respectively. The increase in the number of net contracts signed was primarily due to an improvement in home buyer demand in the fiscal 2013 period as compared to the fiscal 2012 period and an increase in net contracts signed at one of our high-rise buildings located in the New York urban market which opened for sale in the second quarter of fiscal 2013. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices in the fiscal 2013 period, as compared to the fiscal 2012 period.
For the three-month period ended April 30, 2013, we reported income before income taxes of $7.5 million, as compared to $16.7 million for the three-month period ended April 30, 2012. The decrease in income in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily attributable to lower earnings from the decreased revenues and higher cost of revenues as a percentage of revenues, in the fiscal 2013 period, as compared to the fiscal 2012 period, and a decrease in income from unconsolidated entities from $3.7 million in the fiscal 2012 period to $0.2 million in the fiscal 2013 period, offset, in part, by lower SG&A in the fiscal 2013 period, as compared to the fiscal 2012 period. The higher cost of revenues as a percentage of revenues was primarily due to higher closings at one of our high-rise buildings located in the New Jersey urban market in the fiscal 2012 period which had significantly higher margins than our normal product and higher inventory impairment charges in the fiscal 2013 period, as compared to the fiscal 2012 period. In the three-month period ended April 30, 2013, we recognized inventory impairment charges of $1.1 million, as compared to an impairment recovery recognized of $0.6 million in the fiscal 2012 period. The decrease in income from unconsolidated entities in the fiscal April 30, 2013 period was due principally to a decrease in income generated from two of our high-rise joint ventures where unit availability has diminished since the fiscal 2012 period.
Mid-Atlantic
For the six-month period ended April 30, 2013, revenues were higher than those for the six-month period ended April 30, 2012, by $75.3 million, or 36.8%. The increase in revenues was primarily attributable to a 40.4% increase in the number of homes delivered, partially offset by a 2.5% decrease in the average selling price of the homes delivered. The increase in the number of homes delivered in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily due to a higher backlog at October 31, 2012, as compared to October 31, 2011. The decrease in the average price of homes delivered in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily attributable to a shift in the number of homes delivered to less expensive areas and/or products.
The value of net contracts signed during the six-month period ended April 30, 2013 increased by $145.4 million, or 46.8%, from the six-month period ended April 30, 2012. The increase was due to a 43.3% increase in the number of net contracts signed and a 2.4% increase in the average value of each net contract. The increase in the number of net contracts signed was primarily due to an increase in home buyer demand in the six-month period ended April 30, 2013, as compared to the six-month period ended April 30, 2012. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2013 period, as compared to the fiscal 2012 period.
We reported income before income taxes for the six-month periods ended April 30, 2013 and 2012, of $33.6 million and $18.8 million, respectively. The increase in the income before income taxes in the fiscal 2013 period was primarily due to higher earnings from the increased revenues and lower inventory impairment charges in the fiscal 2013 period, as compared to the fiscal 2012 period, offset, in part, by higher SG&A costs, in the fiscal 2013 period, as compared to the fiscal 2012 period. In the six-month period ended April 30, 2013 and 2012, we recognized inventory impairment charges of $17 thousand and $2.8 million, respectively.
For the three-months ended April 30, 2013, revenues were higher than those for the three-months ended April 30, 2012, by $43.9 million, or 42.4%. The increase in revenues was primarily attributable to a 45.3% increase in the number of homes delivered, partially offset by a 2.0% decrease in the average selling price of the homes delivered. The increase in the number of homes delivered in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily due to a higher backlog at October 31, 2012, as compared to October 31, 2011. The decrease in the average price of homes delivered in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily attributable to a shift in the number of homes delivered to less expensive areas and/or products.
The value of net contracts signed during the three-month period ended April 30, 2013 increased by $95.6 million, or 46.3%, from the three-month period ended April 30, 2012. The increase was due to a 39.0% increase in the number of net contracts signed and a 5.2% increase in the average value of each net contract. The increase in the number of net contracts signed was primarily due to an increase in home buyer demand in the three-month period ended April 30, 2013, as compared to the three-month period ended April 30, 2012. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2013 period, as compared to the fiscal 2012 period.
We reported income before income taxes for the three-month periods ended April 30, 2013 and 2012, of $18.5 million and $7.7 million, respectively. The increase in the income before income taxes in the fiscal 2013 period was primarily due to higher earnings from the increased revenues and lower inventory impairment charges in the fiscal 2013 period, as compared to the fiscal 2012 period, offset, in part, by higher SG&A costs, in the fiscal 2013 period, as compared to the fiscal 2012 period. Inventory impairment charges decreased by $2.6 million in the six-month period ended April 30, 2013, as compared to the six-month period ended April 30, 2012.
South
Revenues in the six-month period ended April 30, 2013 were higher than those for the six-month period ended April 30, 2012 by $63.9 million, or 40.2%. This increase was attributable to a 32.0% increase in the number of homes delivered and a 6.2% increase in the average price of the homes delivered. The increase in the number of homes delivered in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily due to a higher backlog at October 31, 2012, as compared to October 31, 2011. The increase in the average price of the homes delivered in the three-month period ended April 30, 2013, as compared to the three-month period ended April 30, 2012, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2013 period, as compared to the fiscal 2012 period.
For the six-month period ended April 30, 2013, the value of net contracts signed increased by $134.8 million, or 52.3%, as compared to the six-month period ended April 30, 2012. The increase was attributable to increases of 41.7% and 7.4% in the number and average value of net contracts signed, respectively. The increase in the number of net contracts signed in the six-month period ended April 30, 2013, as compared to the six-month period ended April 30, 2012, was primarily due to increased demand in the fiscal 2013 period, as compared to the fiscal 2012 period. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices in the fiscal 2013 period, as compared to the fiscal 2012 period.
For the six-month period ended April 30, 2013, we reported income before income taxes of $16.9 million, as compared to $4.0 million for the six-month period ended April 30, 2012. The increase in the income before income taxes was primarily due to lower impairment charges and higher earnings from the increased revenues in the fiscal 2013 period, as compared to the fiscal 2012 period, partially offset by higher SG&A costs in the fiscal 2013 period, as compared to the fiscal 2012 period. In the six-month periods ended April 30, 2013 and 2012, we recognized inventory impairment charges of $0.4 million and $5.6 million, respectively.

Revenues in the three-month period ended April 30, 2013 were higher than those for the three-month period ended April 30, 2012 by $53.2 million, or 64.6%. This increase was attributable to a 56.6% increase in the number of homes delivered and a 5.1% increase in the average price of the homes delivered. The increase in the number of homes delivered in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily due to a higher backlog at October 31, 2012, as compared to October 31, 2011. The increase in the average price of the homes delivered in the three-month period ended April 30, 2013, as compared to the three-month period ended April 30, 2012, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2013 period, as compared to the fiscal 2012 period.
For the three-month period ended April 30, 2013, the value of net contracts signed increased by $93.5 million, or 57.9%, as compared to the three-month period ended April 30, 2012. The increase was attributable to increases of 50.6% and 4.8% in the number and average value of net contracts signed, respectively. The increase in the number of net contracts signed in the three-month period ended April 30, 2013, as compared to the three-month period ended April 30, 2012, was primarily due to increased demand in the fiscal 2013 period, as compared to the fiscal 2012 period. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices in the fiscal 2013 period, as compared to the fiscal 2012 period.
For the three-month periods ended April 30, 2013 and 2012, we reported income before income taxes of $14.2 million and $6.2 million, respectively. The increase in the income before income taxes was primarily due to higher earnings from the increased revenues in the fiscal 2013 period, as compared to the fiscal 2012 period, partially offset by higher SG&A costs in the fiscal 2013 period, as compared to the fiscal 2012 period.
West
Revenues in the six-month period ended April 30, 2013 were higher than those in the six-month period ended April 30, 2012 by $95.5 million, or 65.5%. The increase in revenues was attributable to a 62.2% increase in the number of homes delivered and a 2.1% increase in the average sales price of the homes delivered. The increase in the number of homes delivered in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily due to a higher backlog at October 31, 2012, as compared to October 31, 2011. The increase in the average price of the homes delivered was primarily due to a shift in the number of homes delivered to more expensive products and/or locations, in the fiscal 2013 period, as compared to the fiscal 2012 period.
The value of net contracts signed during the six-month period ended April 30, 2013 increased $255.1 million, or 97.1%, as compared to the six-month period ended April 30, 2012. This increase was due to a 47.0% increase in the number of net contracts signed and a 34.1% increase in the average value of each net contract signed. The increase in the number of net contracts signed was due to the addition of communities in Washington from our acquisition of CamWest in fiscal 2012 and an increase in demand in the fiscal 2013 period, as compared to the fiscal 2012 period. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices in the fiscal 2013 period, as compared to the fiscal 2012 period.
For the six-month period ended April 30, 2013 and 2012, we reported income before income taxes of $21.0 million and $8.2 million, respectively. The increase in income before income taxes was primarily due to higher earnings from the increased revenues and lower cost of revenues, excluding interest, as a percentage of revenues in the fiscal 2013 period, as compared to the fiscal 2012 period, offset, in part, by higher SG&A costs in the fiscal 2013 period, as compared to the fiscal 2012 period. Cost of revenues as a percentage of revenues, excluding interest, was 78.3% in the six-month period ended April 30, 2013, as compared to 80.0% in the fiscal 2012 period. The decrease in cost of revenues, excluding interest, as a percentage of revenue in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily due to the impact of purchase accounting on the homes delivered in the fiscal 2012 period from our acquisition of CamWest.
Revenues in the three-month period ended April 30, 2013 were higher than those in the three-month period ended April 30, 2012 by $52.0 million, or 67.9%. The increase in revenues was attributable to a 50.0% increase in the number of homes delivered and a 12.0% increase in the average sales price of the homes delivered. The increase in the number of homes delivered in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily due to a higher backlog at October 31, 2012, as compared to October 31, 2011. The increase in the average price of the homes delivered was primarily due to a shift in the number of homes delivered to more expensive products and/or locations, primarily in California, Colorado, and Washington, in the fiscal 2013 period, as compared to the fiscal 2012 period.
The value of net contracts signed during the three-month period ended April 30, 2013 increased $142.8 million, or 72.5%, as compared to the three-month period ended April 30, 2012. This increase was due to a 23.6% increase in the number of net contracts signed and a 39.6% increase in the average value of each net contract signed. The increase in the number of net contracts signed was due to an increase in demand in the fiscal 2013 period, as compared to the fiscal 2012 period. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products, primarily in California, and increases in base selling prices, in the fiscal 2013 period, as compared to the fiscal 2012 period.
For the three-month period ended April 30, 2013 and 2012, we reported income before income taxes of $13.0 million and $2.7 million, respectively. The increase in income before income taxes was primarily due to higher earnings from the increased revenues and lower cost of revenues, excluding interest, as a percentage of revenues in the fiscal 2013 period, as compared to the fiscal 2012 period, offset, in part, by higher SG&A costs in the fiscal 2013 period, as compared to the fiscal 2012 period. Cost of revenues as a percentage of revenues, excluding interest, was 78.0% in the three-month period ended April 30, 2013, as compared to 82.5% in the fiscal 2012 period. The decrease in cost of revenues, excluding interest, as a percentage of revenue in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily due to the impact of purchase accounting on the homes delivered in the fiscal 2012 period from our acquisition of CamWest.
Corporate and Other
For the six-month period ended April 30, 2013 and 2012, corporate and other loss before income taxes was $37.0 million and $39.5 million, respectively. The decrease in the loss in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily due to $13.2 million of income from the settlement of derivative litigation. For more information regarding the derivative litigation, see Part II, Item 1. "Legal Proceedings", in this Form 10-Q. Excluding these settlement proceeds, the increase in corporate and other loss before income taxes in the three-month period ended April 30, 2013, as compared to the fiscal 2012 period, was primarily due to higher unallocated SG&A and lower income from our Gibraltar operations in the fiscal 2013 period, as compared to the fiscal 2012 period, offset, in part, by higher income from Gibraltar's investment in a structured asset joint venture, higher income from our ancillary businesses, and higher interest income in the fiscal 2013 period, as compared to the fiscal 2012 period. The increase in unallocated SG&A in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily due to higher compensation, office and information technology expenses as a result of the increase in our business activity.
For the three-month period ended April 30, 2013 and 2012, corporate and other loss before income taxes was $12.2 million and $17.7 million, respectively. The decrease in the loss in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily due to $13.2 million of income from the settlement of derivative litigation. For more information regarding the derivative litigation, see Part II, Item 1. "Legal Proceedings", in this Form 10-Q. Excluding these settlement proceeds, the increase in corporate and other loss before income taxes in the three-month period ended April 30, 2013, as compared to the fiscal 2012 period, was primarily due to higher unallocated SG&A and lower income from our Gibraltar operations in the fiscal 2013 period, as compared to the fiscal 2012 period, offset, in part, by higher income from our ancillary businesses in the fiscal 2013 period, as compared to the fiscal 2012 period. The increase in unallocated SG&A in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily due to higher compensation, office and information technology expenses as a result of the increase in our business activity.
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
The table below sets forth, at April 30, 2013, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2013	$107,985	5.42%	$58,526	3.00%
2014	295,503	4.93%	150	0.42%
2015	311,616	5.12%	150	0.42%
2016	6,466	5.23%	150	0.42%
2017	401,846	8.90%	150	0.42%
Thereafter	1,290,732	4.49%	11,945	0.29%
Discount	(7,724)
Total	$2,406,424	5.40%	$71,071
Fair value at April 30, 2013	$2,686,601		$71,071
Based upon the amount of variable-rate debt outstanding at April 30, 2013, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $0.7 million per year.

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
The consolidating financial statements included in Note 18 of the financial statements ("Guarantor Footnote") included in this Form 10-Q have been presented in a format that has been adjusted from prior annual and quarterly reports in order to (i) reflect the transfer of the balance sheet, statements of operations and cash flows of certain non-guarantor subsidiaries to guarantor subsidiaries as a result of such entities becoming guarantor subsidiaries as of April 30, 2013 and the reclassification of guarantor and non-guarantor intercompany advances and equity balances with corresponding offsets in the elimination column and (ii) revise the presentation of cash flows from operating activities, financing activities and investing activities in the condensed consolidating statements of cash flows for the six-month period ended April 30, 2012 to reflect intercompany activity, which had previously been included in cash flow from operating activities, as cash flow from investing activities and cash flow from financing activities. This revised presentation of the Guarantor Footnote has no impact or effect on Toll Brothers, Inc.'s consolidated financial statements for any period presented, including the Consolidated Balance Sheets, Statements of Operations, Comprehensive Income or Statements of Cash Flows. The revised presentation of the Guarantor Footnote has not changed or amended our chief executive officer's and chief financial officer's conclusions regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting.
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
There has not been any change in internal control over financial reporting during our quarter ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
An agreement was reached by the parties to settle all three shareholder derivative actions, and this agreement was approved by the Chancery Court of Delaware on March 15, 2013. All three lawsuits have been dismissed.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors as previously disclosed in our Form 10-K for the fiscal year ended October 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three-month period ended April 30, 2013, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (b)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum number of shares that may yet be purchased under the plans or programs (a)
	(in thousands)		(in thousands)	(in thousands)
February 1, 2013 to February 28, 2013	1	$36.35	1	8,762
March 1, 2013 to March 31, 2013	1	35.05	1	8,761
April 1, 2013 to April 30, 2013	1	30.43	1	8,760
	3	$34.49	3

(a)
On March 20, 2003, we announced that our Board of Directors had authorized the repurchase of up to 20 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.

(b)
Our stock incentive plans permit participants to exercise non-qualified stock options using a “net exercise” method at the discretion of the Executive Compensation Committee of our Board of Directors. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended April 30, 2013, no participant used the net exercise method to exercise stock options.

Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the restricted stock unit recipient. During the three months ended April 30, 2013, we withheld 80 of the shares subject to restricted stock unit to cover $3,000 of income tax withholdings and we issued the remaining 132 shares to the recipient. The shares withheld in connection with the net exercise method are not included in the total number of shares purchased in the table above.
In addition, our stock incentive plans also permit participants in our stock option plans to use the fair market value of Company common stock they own to pay for the exercise of stock options (“stock swap method”). During the three-month period ended April 30, 2013, no participant used the stock swap method to exercise stock options.
Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended April 30, 2013.
We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so. In addition, our credit facility requires us to maintain a minimum tangible net worth (as defined in the credit agreement), which restricts the amount of dividends we may pay. At April 30, 2013, under the most restrictive of these provisions, we could have paid up to approximately $955.2 million of cash dividends.

ITEM 6. EXHIBITS

4.1*
Twenty-first Supplemental Indenture dated as of February 1, 2013 to the Indenture dated November 22, 2002 by and among the parties listed on Schedule A thereto, and Bank of New York Mellon, as Successor Trustee, is filed herewith.

4.2*
Twenty-second Supplemental Indenture dated as of April 30, 2013 to the Indenture dated November 22, 2002 by and among the parties listed on Schedule A thereto, and Bank of New York Mellon, as Successor Trustee, is filed herewith.

4.3*
Fourth Supplemental Indenture dated as of April 30, 2013 to the Indenture dated April 27, 2009 by and among the parties listed on Schedule A thereto, and Bank of New York Mellon, as Trustee, is filed herewith.

4.4*
Second Supplemental Indenture dated as of April 30, 2013 to the Indenture dated February 7, 2012 by and among the parties listed on Schedule A hereto, and Bank of New York Mellon, as Trustee, is filed herewith.

4.5*
First Supplemental Indenture dated as of April 30, 2013 to the Indenture dated September 11, 2012 by and among the parties listed on Schedule A hereto, and Bank of New York Mellon, as Trustee, is filed herewith.

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

TOLL BROTHERS, INC.
(Registrant)

Date:	June 10, 2013	By:	/s/ Martin P. Connor
Martin P. Connor
Senior Vice President and Chief Financial
Officer (Principal Financial Officer)

Date:	June 10, 2013	By:	/s/ Joseph R. Sicree
Joseph R. Sicree
Senior Vice President and Chief Accounting
Officer (Principal Accounting Officer)