Form 10-K/A
period 2012-10-31
TOLL BROTHERS INC
filed 2013-07-16
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE
Toll Brothers, Inc. (the “Company”) is filing this Amendment No.1 on Form 10-K/A (the “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended October 31, 2012, filed with the Securities and Exchange Commission on December 28, 2012 (the “Original Filing”), for the purpose of revising certain financial statements and footnotes contained in Part II, Item 8 as described below, making related updates to Part II, Item 9A to address the impact of the revised financial statements and footnotes on the Chief Executive Officer and Chief Financial Officer's original conclusions regarding the effectiveness of the Company's disclosure controls and procedures and internal control over financial reporting, and making corresponding revisions to the Interactive Data File included in the Original Filing as Exhibit 101. Part IV of the Original Filing has also been amended to contain currently dated certifications, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and a currently dated auditor's consent.
The Company's Consolidated Statements of Operations for the years ended October 31, 2011 and 2010 ("Statements of Operations") have been revised to present the line entitled “Interest expense” as a separate line below the line entitled “Income (loss) from operations."

Note 1 - Significant Accounting Policies has been revised to include a section entitled "Revisions" to explain the changes made from the Original Filing.

Note 19 - Supplemental Guarantor Information has been revised in order to (i) retrospectively reflect the transfer of the balance sheets, statements of operations and cash flows of certain non-guarantor subsidiaries to guarantor subsidiaries as a result of such entities becoming guarantor subsidiaries as of April 30, 2013 and the reclassification of guarantor and non-guarantor intercompany advances and equity balances with corresponding offsets in the elimination column, (ii) revise the presentation of cash flows from operating activities, financing activities and investing activities in the consolidating statements of cash flows for the years ended October 31, 2012, 2011 and 2010 to reflect intercompany activity, which had previously been included in cash flow from operating activities, as cash flow from investing activities and cash flow from financing activities and (iii) present the line entitled “Interest expense” as a separate line below the line entitled “Income (loss) from operations" and include lines for other comprehensive income (loss) and total comprehensive income (loss) in each of the consolidating statements of operations presented. See Note 19 in the notes to the consolidated financial statements for more detail.
The Company has included Consolidated Statements of Comprehensive Income for the years ended October 31, 2012, 2011 and 2010 as required by the Financial Accounting Standards Board Accounting Standards Update No. 2011-05, “Statement of Comprehensive Income.”

This revised presentation of the financial statements and footnotes has no impact or effect on Toll Brothers, Inc.'s consolidated financial statements for any period presented, including the Consolidated Balance Sheets, Statements of Operations, Statements of Changes in Equity or Statements of Cash Flows except as noted above.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not changed the disclosures contained therein to reflect any events which occurred at a date subsequent to the date of the Original Filing. Other events that have occurred since the Original Filing or other information necessary to reflect subsequent events have been disclosed in the Company's reports filed with the SEC subsequent to the Original Filing.

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the financial statements, listed in Item 15(a)(1) which appear at pages F-3 through F-56 of this report and which are incorporated herein by reference.
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

The Company's Consolidated Statements of Operations for the years ended October 31, 2011 and 2010 (“Statements of Operations”) are being revised to present the line entitled “Interest expense” as a separate line below the line entitled “Income (loss) from operations." The consolidating financial statements included in Note 19 of the consolidated financial statements ("Guarantor Footnote") have been presented in a format that has been adjusted from prior annual and quarterly reports in order to (i) retrospectively reflect the transfer of the balance sheets, statements of operations and cash flows of certain non-guarantor subsidiaries to guarantor subsidiaries as a result of such entities becoming guarantor subsidiaries as of April 30, 2013 and the reclassification of guarantor and non-guarantor intercompany advances and equity balances with corresponding offsets in the elimination column, (ii) revise the presentation of cash flows from operating activities, financing activities and investing activities in the consolidating statements of cash flows for the years ended October 31, 2012, 2011 and 2010 to reflect intercompany activity, which had previously been included in cash flow from operating activities, as cash flow from investing activities and cash flow from financing activities and (iii) present the line entitled “Interest expense” as a separate line below the line entitled “Income (loss) from operations" and include lines for other comprehensive income (loss) and total comprehensive income (loss) in each of the consolidating statements of operations presented. See Note 19 in the notes to the consolidated financial statements for more detail.
This revised presentation of the Statements of Operations and Guarantor Footnote has no impact or effect on Toll Brothers, Inc.'s consolidated financial statements for any period presented, including the Consolidated Balance Sheets, Statements of Operations, Statements of Changes in Equity or Statements of Cash Flows except as noted above. The revised presentation of the Statements of Operations and Guarantor Footnote has not changed or amended our Chief Executive Officer's and Chief Financial Officer's conclusions regarding the effectiveness of our disclosure controls and procedures.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting on internal control over financial reporting on page F-1 is incorporated herein.
Changes in Internal Control Over Financial Reporting
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

2

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Financial Statement Schedules
2. Financial Statement Schedules
None
Financial statement schedules have been omitted because they are either not applicable or the required information is included in the financial statements or notes hereto.
(b) Exhibits
The following exhibits are filed as apart of this Form 10-K/A:

3

Exhibit Number	Description

23	Consent of Ernst & Young LLP, Independent Registered Public Accountant.

31.1	Certification of Douglas C. Yearley, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Martin P. Connor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Douglas C. Yearley, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Martin P. Connor pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

4

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Horsham, Commonwealth of Pennsylvania on July 16, 2013.

TOLL BROTHERS, INC.
By:	/s/ Martin P. Connor
Martin P. Connor
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

5

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

The revised presentation of the Company's Consolidated Statements of Operations for the years ended October 31, 2011 and 2010 (“Statements of Operations”) and Note 19 - Revised Supplemental Guarantor Information (the “Guarantor Footnote") contained in Part II, Item 8 of this Form 10-K/A has no impact or effect on Toll Brothers, Inc.'s consolidated financial statements for any period presented, including the Consolidated Balance Sheets, Statements of Operations, Statements of Changes in Equity or Statements of Cash Flows except as noted in the Explanatory Note in this Form 10-K/A. The revised presentation of the Statements of Operations and Guarantor Footnote has not changed or amended our chief executive officer's and chief financial officer's conclusions regarding the effectiveness of our internal control over financial reporting.
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
Our independent registered public accounting firm, Ernst & Young LLP, has issued its report, which is included in the Form 10-K for the year ended October 31, 2012 filed with the Securities and Exchange Commission on December 28, 2012, on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Toll Brothers, Inc.
We have audited the accompanying consolidated balance sheets of Toll Brothers, Inc. as of October 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended October 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Toll Brothers Inc.’s internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
December 28, 2012 except for
Note 1 and Note 19, as to which the
date is July 16, 2013

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year ended October 31,
	2012	2011	2010
Revenues	$1,882,781	$1,475,881	$1,494,771
Cost of revenues	1,532,095	1,260,770	1,376,558
Selling, general and administrative	287,257	261,355	263,224
	1,819,352	1,522,125	1,639,782
Income (loss) from operations	63,429	(46,244)	(145,011)
Other:
Income (loss) from unconsolidated entities	23,592	(1,194)	23,470
Other income - net	25,921	23,403	28,313
Interest expense	—	(1,504)	(22,751)
Expenses related to early retirement of debt		(3,827)	(1,208)
Income (loss) before income taxes	112,942	(29,366)	(117,187)
Income tax benefit	(374,204)	(69,161)	(113,813)
Net income (loss)	$487,146	$39,795	$(3,374)
Income (loss) per share:
Basic	$2.91	$0.24	$(0.02)
Diluted	$2.86	$0.24	$(0.02)
Weighted-average number of shares:
Basic	167,346	167,140	165,666
Diluted	170,154	168,381	165,666
See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year ended October 31,
	2012	2011	2010
Net income (loss)	$487,146	$39,795	$(3,374)

Other comprehensive (loss) income, net of tax:
Defined benefit retirement plans
Net (loss) gain during period	(1,985)	(2,628)	867
Prior service cost arising during period	(367)		(202)
Amortization of prior service cost and unrecognized losses	513	694	1,321
Defined benefit retirement plans, net	(1,839)	(1,934)	1,986
Change in fair value of available-for-sale securities	476	(192)	74
Unrealized loss on derivative held by equity investee	(554)
Other comprehensive (loss) income	(1,917)	(2,126)	2,060
Total comprehensive income (loss)	$485,229	$37,669	$(1,314)

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
Revisions
The Company's Consolidated Statements of Operations have been revised to present the line entitled “Interest expense” as a separate line below the line entitled “Income (loss) from operations."
In June 2011, the FASB issued ASU No. 2011-05, “Statement of Comprehensive Income” (“ASU 2011-05”), which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The Company has included Consolidated Statements of Comprehensive Income for the years ended October 31, 2012, 2011 and 2010 as required by ASU 2011-05 in two separate, but consecutive, statements of net income and comprehensive income. The adoption of this guidance, which relates to presentation only, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
Note 19 - Supplemental Guarantor Information has been revised in order to (i) retrospectively reflect the transfer of the balance sheets, statements of operations and cash flows of certain non-guarantor subsidiaries to guarantor subsidiaries as a result of such entities becoming guarantor subsidiaries as of April 30, 2013 and the reclassification of guarantor and non-guarantor intercompany advances and equity balances with corresponding offsets in the elimination column, (ii) revise the presentation of cash flows from operating activities, financing activities and investing activities in the consolidating statements of cash flows for the years ended October 31, 2012, 2011 and 2010 to reflect intercompany activity, which had previously been included in cash flow from operating activities, as cash flow from investing activities and cash flow from financing activities and (iii) present the line entitled “Interest expense” as a separate line below the line entitled “Income (loss) from operations" and include lines for other comprehensive income (loss) and total comprehensive income (loss) in each of the consolidating statements of operations presented. See Note 19 in the notes to the consolidated financial statements for more detail.
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

19. Revised Supplemental Guarantor Information

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
The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest is guaranteed jointly and severally on a senior basis by the Company and a majority of the Company’s 100% owned home building subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional. The Company’s non-home building subsidiaries and several of its home building subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the debt. The Subsidiary Issuer generates no operating revenues and does not have any independent operations other than the financing of other subsidiaries of the Company by lending the proceeds from the above described debt issuances.
Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such disclosures would not be material to investors. Prior to the above described senior debt issuances, the Subsidiary Issuer did not have any operations.
As of April 30, 2013, certain Non-Guarantor Subsidiaries became Guarantor Subsidiaries. This change in status has been retrospectively reflected in the accompanying consolidating financial statements.
The consolidating financial statements have been revised in order to (i) retrospectively reflect the transfer of the balance sheets, statements of operations and cash flows of certain non-guarantor subsidiaries to guarantor subsidiaries as a result of such entities becoming guarantor subsidiaries as of April 30, 2013 and the reclassification of guarantor and non-guarantor intercompany advances and equity balances with corresponding offsets in the elimination column, (ii) revise the presentation of cash flows from operating activities, financing activities and investing activities in the consolidating statements of cash flows for the years ended October 31, 2012, 2011 and 2010 to reflect intercompany activity, which had previously been included in cash flow from operating activities, as cash flow from investing activities and cash flow from financing activities, and (iii) present the line entitled “Interest expense” as a separate line below the line entitled “Income (loss) from operations" and include lines for other comprehensive income (loss) and total comprehensive income (loss) in each of the consolidating statements of operations presented.

Summary financial information related to the transfer of certain Non-Guarantor Subsidiaries to Guarantor Subsidiaries and the reclassification of guarantor and non-guarantor intercompany advances and equity balances, resulting in a decrease in Non-Guarantor Subsidiaries amounts, is presented below (amounts in thousands).

	October 31, 2012	October 31, 2011
Inventory	$168,218	$429,130
Investments in and advances to unconsolidated entities	$110,014	$—
Total assets	$282,638	$463,592
Loans payable	$30,424	$44,562
Intercompany advances	$239,301	$248,429
Total liabilities	$277,741	$366,184
Equity	$4,897	$97,408

	For the years ended October 31,
	2012	2011	2010
Revenue	$22,269	$56,999	$51,867
Operating income (loss)	$6,923	$(4,830)	$(13,292)
Income (loss) before income taxes	$3,545	$(31,927)	$1,272

Following are reconciliations of the amounts previously reported to the revised amounts as stated in the following components of the revised consolidating statements of cash flows for the years ended October 31, 2012, 2011 and 2010.
For the year ended October 31, 2012

	As Previously Reported	Reclassification of intercompany activity	Change in status from Non-Guarantor to Guarantor	As Revised
Cash flow (used in) provided by operating activities:
Net cash (used in) provided by operating activities
Toll Brothers, Inc.	$(39,018)	$43,383	$—	$4,365
Subsidiary Issuer	$(578,696)	$584,260	$—	$5,564
Guarantor Subsidiaries	$243,789	$(460,632)	$109,684	$(107,159)
Non-Guarantor Subsidiaries	$204,963	$(164,302)	$(109,684)	$(69,023)
Elimination	$—	$(2,709)	$—	$(2,709)

Cash flow (used in) provided by investing activities:
Intercompany advances
Toll Brothers, Inc.	$—	$(43,383)	$—	$(43,383)
Subsidiary Issuer	$—	$(584,260)	$—	$(584,260)
Guarantor Subsidiaries	$—	$—	$—	$—
Non-Guarantor Subsidiaries	$—	$—	$—	$—
Elimination	$—	$627,643	$—	$627,643

Net cash used in investing activities
Toll Brothers, Inc.	$—	$(43,383)	$—	$(43,383)
Subsidiary Issuer	$—	$(584,260)	$—	$(584,260)
Guarantor Subsidiaries	$(280,914)	$—	$(109,145)	$(390,059)
Non-Guarantor Subsidiaries	$(282,207)	$—	$109,145	$(173,062)
Elimination	$—	$627,643	$—	$627,643

Cash flow provided by (used in) financing activities:
Intercompany advances
Toll Brothers, Inc.	$—	$—	$—	$—
Subsidiary Issuer	$—	$—	$—	$—
Guarantor Subsidiaries	$—	$460,632	$—	$460,632
Non-Guarantor Subsidiaries	$—	$164,302	$—	$164,302
Elimination	$—	$(624,934)	$—	$(624,934)

Net cash used in financing activities
Toll Brothers, Inc.	$39,018	$—	$—	$39,018
Subsidiary Issuer	$578,696	$—	$—	$578,696
Guarantor Subsidiaries	$(26,800)	$460,632	$(1,602)	$432,230
Non-Guarantor Subsidiaries	$13,653	$164,302	$1,602	$179,557
Elimination	$—	$(624,934)	$—	$(624,934)

For the year ended October 31, 2011

	As Previously Reported	Reclassification of intercompany activity	Change in status from Non-Guarantor to Guarantor	As Revised
Cash flow provided by (used in) operating activities:
Net cash provided by (used in) operating activities
Toll Brothers, Inc.	$23,571	$76,997	$—	$100,568
Subsidiary Issuer	$58,837	$(53,558)	$—	$5,279
Guarantor Subsidiaries	$(116,596)	$(118,133)	$5,981	$(228,748)
Non-Guarantor Subsidiaries	$87,038	$94,686	$(5,981)	$175,743
Elimination	$—	$8	$—	$8

Cash flow (used in) provided by investing activities:
Intercompany advances
Toll Brothers, Inc.	$—	$(76,997)	$—	$(76,997)
Subsidiary Issuer	$—	$53,558	$—	$53,558
Guarantor Subsidiaries	$—	$—	$—	$—
Non-Guarantor Subsidiaries	$—	$—	$—	$—
Elimination	$—	$23,439	$—	$23,439

Net cash (used in) provided by investing activities
Toll Brothers, Inc.	$—	$(76,997)	$—	$(76,997)
Subsidiary Issuer	$—	$53,558	$—	$53,558
Guarantor Subsidiaries	$(26,902)	$—	$536	$(26,366)
Non-Guarantor Subsidiaries	$(47,568)	$—	$(536)	$(48,104)
Elimination	$—	$23,439	$—	$23,439

Cash flow (used in) provided by financing activities:
Intercompany advances
Toll Brothers, Inc.	$—	$—	$—	$—
Subsidiary Issuer	$—	$—	$—	$—
Guarantor Subsidiaries	$—	$118,133	$—	$118,133
Non-Guarantor Subsidiaries	$—	$(94,686)	$—	$(94,686)
Elimination	$—	$(23,447)	$—	$(23,447)

Net cash (used in) provided by financing activities
Toll Brothers, Inc.	$(23,571)	$—	$—	$(23,571)
Subsidiary Issuer	$(58,837)	$—	$—	$(58,837)
Guarantor Subsidiaries	$(11,589)	$118,133	$(4,823)	$101,721
Non-Guarantor Subsidiaries	$(17,103)	$(94,686)	$4,823	$(106,966)
Elimination	$—	$(23,447)	$—	$(23,447)

For the year ended October 31, 2010

	As Previously Reported	Reclassification of intercompany activity	Change in status from Non-Guarantor to Guarantor	As Revised
Cash flow (used in) provided by operating activities:
Net cash (used in) provided by operating activities
Toll Brothers, Inc.	$(11,955)	$53,778	$—	$41,823
Subsidiary Issuer	$46,114	$(36,428)	$—	$9,686
Guarantor Subsidiaries	$(228,164)	$170,607	$61,564	$4,007
Non-Guarantor Subsidiaries	$47,721	$(187,656)	$(61,564)	$(201,499)
Elimination	$—	$(301)	$—	$(301)

Cash flow (used in) provided by investing activities:
Intercompany advances
Toll Brothers, Inc.	$—	$(53,778)	$—	$(53,778)
Subsidiary Issuer	$—	$36,428	$—	$36,428
Guarantor Subsidiaries	$—	$—	$—	$—
Non-Guarantor Subsidiaries	$—	$—	$—	$—
Elimination	$—	$17,350	$—	$17,350

Net cash (used in) provided by investing activities
Toll Brothers, Inc.	$—	$(53,778)	$—	$(53,778)
Subsidiary Issuer	$—	$36,428	$—	$36,428
Guarantor Subsidiaries	$(121,509)	$—	$(751)	$(122,260)
Non-Guarantor Subsidiaries	$(29,873)	$—	$751	$(29,122)
Elimination	$—	$17,350	$—	$17,350

Cash flow (used in) provided by financing activities:
Intercompany advances
Toll Brothers, Inc.	$—	$—	$—	$—
Subsidiary Issuer	$—	$—	$—	$—
Guarantor Subsidiaries	$—	$(170,607)	$—	$(170,607)
Non-Guarantor Subsidiaries	$—	$187,656	$—	$187,656
Elimination	$—	$(17,049)	$—	$(17,049)

Net cash (used in) provided by financing activities
Toll Brothers, Inc.	$11,955	$—	$—	$11,955
Subsidiary Issuer	$(46,114)	$—	$—	$(46,114)
Guarantor Subsidiaries	$(420,291)	$(170,607)	$(62,214)	$(653,112)
Non-Guarantor Subsidiaries	$(16,542)	$187,656	$62,214	$233,328
Elimination	$—	$(17,049)	$—	$(17,049)

Supplemental consolidating financial information of Toll Brothers, Inc., the Subsidiary Issuer, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at Toll Brothers, Inc. on a consolidated basis is presented below ($ amounts in thousands).
Revised Consolidating Balance Sheet at October 31, 2012

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	712,024	66,800	—	778,824
Marketable securities			378,858	60,210		439,068
Restricted cash	28,268		17,561	1,447		47,276
Inventory			3,695,895	65,292		3,761,187
Property, construction and office equipment, net			103,206	3,008		106,214
Receivables, prepaid expenses and other assets	134	15,130	79,949	64,543	(11,441)	148,315
Mortgage loans receivable				86,386		86,386
Customer deposits held in escrow			27,312	2,267		29,579
Investments in and advances to unconsolidated entities			180,159	150,458		330,617
Investments in non-performing loan portfolios and foreclosed real estate				95,522		95,522
Investments in and advances to consolidated entities	2,816,607	2,092,810	4,740		(4,914,157)	—
Deferred tax assets, net of valuation allowances	358,056					358,056
	3,203,065	2,107,940	5,199,704	595,933	(4,925,598)	6,181,044
LIABILITIES AND EQUITY
Liabilities
Loans payable			99,817			99,817
Senior notes		2,032,335			48,128	2,080,463
Mortgage company warehouse loan				72,664		72,664
Customer deposits			142,919	58		142,977
Accounts payable			99,889	22		99,911
Accrued expenses		27,476	344,555	115,922	(11,603)	476,350
Advances from consolidated entities			1,341,189	393,195	(1,734,384)	—
Income taxes payable	80,991					80,991
Total liabilities	80,991	2,059,811	2,028,369	581,861	(1,697,859)	3,053,173
Equity
Stockholders’ equity
Common stock	1,687		48	3,006	(3,054)	1,687
Additional paid-in capital	404,418	49,400		1,734	(51,134)	404,418
Retained earnings (deficits)	2,721,397	(1,271)	3,171,654	3,168	(3,173,551)	2,721,397
Treasury stock, at cost	(983)					(983)
Accumulated other comprehensive loss	(4,445)		(367)	(7)		(4,819)
Total stockholders’ equity	3,122,074	48,129	3,171,335	7,901	(3,227,739)	3,121,700
Noncontrolling interest				6,171		6,171
Total equity	3,122,074	48,129	3,171,335	14,072	(3,227,739)	3,127,871
	3,203,065	2,107,940	5,199,704	595,933	(4,925,598)	6,181,044

Revised Consolidating Balance Sheet at October 31, 2011

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	777,012	129,328	—	906,340
Marketable securities			233,572			233,572
Restricted cash			19,084	676		19,760
Inventory			3,340,341	76,382		3,416,723
Property, construction and office equipment, net			96,554	3,158		99,712
Receivables, prepaid expenses and other assets		6,768	88,177	12,870	(2,239)	105,576
Mortgage loans receivable				63,175		63,175
Customer deposits held in escrow			10,682	4,177		14,859
Investments in and advances to unconsolidated entities			86,481	39,874		126,355
Investments in non-performing loan portfolios and foreclosed real estate				69,174		69,174
Investments in and advances to consolidated entities	2,692,715	1,508,550	4,747		(4,206,012)	—
	2,692,715	1,515,318	4,656,650	398,814	(4,208,251)	5,055,246
LIABILITIES AND EQUITY
Liabilities
Loans payable			106,556			106,556
Senior notes		1,490,972				1,490,972
Mortgage company warehouse loan				57,409		57,409
Customer deposits			83,563	261		83,824
Accounts payable			96,645	172		96,817
Accrued expenses		24,346	383,039	115,947	(2,281)	521,051
Advances from consolidated entities			897,264	228,893	(1,126,157)	—
Income taxes payable	106,066					106,066
Total liabilities	106,066	1,515,318	1,567,067	402,682	(1,128,438)	2,462,695
Equity
Stockholders’ equity
Common stock	1,687		3,054	2,003	(5,057)	1,687
Additional paid-in capital	400,382		1,366	2,734	(4,100)	400,382
Retained earnings (deficits)	2,234,251		3,085,459	(14,803)	(3,070,656)	2,234,251
Treasury stock, at cost	(47,065)					(47,065)
Accumulated other comprehensive loss	(2,606)		(296)			(2,902)
Total stockholders’ equity	2,586,649	—	3,089,583	(10,066)	(3,079,813)	2,586,353
Noncontrolling interest				6,198		6,198
Total equity	2,586,649	—	3,089,583	(3,868)	(3,079,813)	2,592,551
	2,692,715	1,515,318	4,656,650	398,814	(4,208,251)	5,055,246

Revised Consolidating Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended October 31, 2012

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,903,177	57,581	(77,977)	1,882,781
Cost of revenues			1,541,937	10,597	(20,439)	1,532,095
Selling, general and administrative	95	2,965	309,923	38,424	(64,150)	287,257
	95	2,965	1,851,860	49,021	(84,589)	1,819,352
Income (loss) from operations	(95)	(2,965)	51,317	8,560	6,612	63,429
Other:
Income from unconsolidated entities			18,342	5,250		23,592
Other income - net	1,327		20,032	10,181	(5,619)	25,921
Intercompany interest income		116,835			(116,835)	—
Interest expense		(115,141)		(701)	115,842	—
Income from consolidated subsidiaries	111,710		22,019		(133,729)	—
Income (loss) before income taxes	112,942	(1,271)	111,710	23,290	(133,729)	112,942
Income tax (benefit) provision	(374,204)		25,515	5,319	(30,834)	(374,204)
Net income (loss)	487,146	(1,271)	86,195	17,971	(102,895)	487,146
Other comprehensive loss	(1,839)
Toll Brothers, Inc. (the “Company”) is filing this Amendment No.1 on Form 10-K/A (the “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended October 31, 2012, filed with the Securities and Exchange Commission on December 28, 2012 (the “Original Filing”), for the purpose of revising certain financial statements and footnotes contained in Part II, Item 8 as described below, making related updates to Part II, Item 9A to address the impact of the revised financial statements and footnotes on the Chief Executive Officer and Chief Financial Officer's original conclusions regarding the effectiveness of the Company's disclosure controls and procedures and internal control over financial reporting, and making corresponding revisions to the Interactive Data File included in the Original Filing as Exhibit 101. Part IV of the Original Filing has also been amended to contain currently dated certifications, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and a currently dated auditor's consent.
			(71)	(7)		(1,917)
Total comprehensive income (loss)	485,307	(1,271)	86,124	17,964	(102,895)	485,229
Revised Consolidating Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended October 31, 2011

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,502,147	48,365	(74,631)	1,475,881
Cost of revenues			1,274,173	4,314	(17,717)	1,260,770
Selling, general and administrative	137	1,345	279,131	33,605	(52,863)	261,355
	137	1,345	1,553,304	37,919	(70,580)	1,522,125
(Loss) income from operations	(137)	(1,345)	(51,157)	10,446	(4,051)	(46,244)
Other:
(Loss) income from unconsolidated entities			(18,905)	17,711		(1,194)
Other income (loss) - net			15,784	(1,359)	8,978	23,403
Intercompany interest income		108,776			(108,776)	—
Interest expense		(103,604)	(1,504)	(245)	103,849	(1,504)
Expenses related to early retirement of debt		(3,827)				(3,827)
(Loss) income from consolidated subsidiaries	(29,229)		26,553		2,676	—
(Loss) income before income taxes	(29,366)	—	(29,229)	26,553	2,676	(29,366)
Income tax (benefit) provision	(69,161)		(68,837)	62,536	6,301	(69,161)
Net income (loss)	39,795	—	39,608	(35,983)	(3,625)	39,795
Other comprehensive loss	(1,934)		(192)			(2,126)
Total comprehensive income (loss)	37,861	—	39,416	(35,983)	(3,625)	37,669

Revised Consolidating Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended October 31, 2010

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,520,545	28,461	(54,235)	1,494,771
Cost of revenues			1,388,106	3,564	(15,112)	1,376,558
Selling, general and administrative	77	1,365	264,000	19,897	(22,115)	263,224
	77	1,365	1,652,106	23,461	(37,227)	1,639,782
(Loss) income from operations	(77)	(1,365)	(131,561)	5,000	(17,008)	(145,011)
Other:
Income from unconsolidated entities			16,886	6,584		23,470
Other income - net			5,890	3,624	18,799	28,313
Intercompany interest income		108,520			(108,520)	—
Interest expense		(106,411)	(22,751)	(318)	106,729	(22,751)
Expenses related to early retirement of debt		(744)	(464)			(1,208)
(Loss) income from consolidated subsidiaries	(117,110)		14,890		102,220	—
(Loss) income before income taxes	(117,187)	—	(117,110)	14,890	102,220	(117,187)
Income tax (benefit) provision	(113,813)		(113,739)	14,461	99,278	(113,813)
Net (loss) income	(3,374)	—	(3,371)	429	2,942	(3,374)
Other comprehensive income	1,986		74			2,060
Total comprehensive (loss) income	(1,388)	—	(3,297)	429	2,942	(1,314)

Revised Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2012

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	4,365	5,564	(107,159)	(69,023)	(2,709)	(168,962)
Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net			(14,586)	91		(14,495)
Purchase of marketable securities			(519,737)	(60,221)		(579,958)
Sale and redemption of marketable securities			368,253			368,253
Investment in and advances to unconsolidated entities			(113,651)	(103,509)		(217,160)
Return of investments in unconsolidated entities			34,408	3,960		38,368
Investment in non-performing loan portfolios and foreclosed real estate				(30,090)		(30,090)
Return of investments in non-performing loan portfolios and foreclosed real estate				16,707		16,707
Acquisition of a business			(144,746)			(144,746)
Intercompany advances	(43,383)	(584,260)			627,643	—
Net cash used in investing activities	(43,383)	(584,260)	(390,059)	(173,062)	627,643	(563,121)
Cash flow provided by (used in) financing activities:
Net proceeds from issuance of senior notes		578,696				578,696
Proceeds from loans payable				1,002,934		1,002,934
Principal payments of loans payable			(28,402)	(987,679)		(1,016,081)
Proceeds from stock-based benefit plans	33,747					33,747
Excess tax benefits from stock-based compensation	5,776					5,776
Purchase of treasury stock	(505)					(505)
Intercompany advances			460,632	164,302	(624,934)	—
Net cash provided by financing activities	39,018	578,696	432,230	179,557	(624,934)	604,567
Net decrease in cash and cash equivalents	—	—	(64,988)	(62,528)	—	(127,516)
Cash and cash equivalents, beginning of year	—	—	777,012	129,328	—	906,340
Cash and cash equivalents, end of year	—	—	712,024	66,800	—	778,824
Revised Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2011

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	100,568	5,279	(228,748)	175,743	8	52,850
Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net			(6,122)	(3,431)		(9,553)
Purchase of marketable securities			(452,864)			(452,864)
Sale and redemption of marketable securities			408,831			408,831
Investment in and advances to unconsolidated entities			(70)	(62)		(132)
Return of investments in unconsolidated entities			23,859	19,450		43,309
Investment in non-performing loan portfolios and foreclosed real estate				(66,867)		(66,867)
Return of investments in non-performing loan portfolios and foreclosed real estate				2,806		2,806
Intercompany advances	(76,997)	53,558			23,439	—
Net cash (used in) provided by investing activities	(76,997)	53,558	(26,366)	(48,104)	23,439	(74,470)
Cash flow (used in) provided by financing activities:
Proceeds from loans payable				921,251		921,251
Principal payments of loans payable			(16,412)	(936,209)		(952,621)
Redemption of senior notes		(58,837)				(58,837)
Proceeds from stock-based benefit plans	25,531					25,531
Purchase of treasury stock	(49,102)					(49,102)
Change in noncontrolling interest				2,678		2,678
Intercompany advances			118,133	(94,686)	(23,447)	—
Net cash (used in) provided financing activities	(23,571)	(58,837)	101,721	(106,966)	(23,447)	(111,100)
Net (decrease) increase in cash and cash equivalents	—	—	(153,393)	20,673	—	(132,720)
Cash and cash equivalents, beginning of year	—	—	930,405	108,655	—	1,039,060
Cash and cash equivalents, end of year	—	—	777,012	129,328	—	906,340

Revised Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2010

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	41,823	9,686	4,007	(201,499)	(301)	(146,284)
Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net			(4,826)	(4)		(4,830)
Purchase of marketable securities			(157,962)			(157,962)
Sale and redemption of marketable securities			60,000			60,000
Investment in and advances to unconsolidated entities			(29,168)	(29,118)		(58,286)
Return of investments in unconsolidated entities			9,696			9,696
Intercompany advances	(53,778)	36,428			17,350	—
Net cash (used in) provided by investing activities	(53,778)	36,428	(122,260)	(29,122)	17,350	(151,382)
Cash flow (used in) provided by financing activities:
Proceeds from loans payable			219	927,014		927,233
Principal payments of loans payable			(434,852)	(881,662)		(1,316,514)
Redemption of senior subordinated notes			(47,872)			(47,872)
Redemption of senior notes		(46,114)				(46,114)
Proceeds from stock-based benefit plans	7,589					7,589
Excess tax benefits from stock-based compensation	4,954					4,954
Purchase of treasury stock	(588)					(588)
Change in noncontrolling interest				320		320
Intercompany advances			(170,607)	187,656	(17,049)	—
Net cash (used in) provided by financing activities	11,955	(46,114)	(653,112)	233,328	(17,049)	(470,992)
Net (decrease) increase in cash and cash equivalents	—	—	(771,365)	2,707	—	(768,658)
Cash and cash equivalents, beginning of year	—	—	1,701,770	105,948	—	1,807,718
Cash and cash equivalents, end of year	—	—	930,405	108,655	—	1,039,060

20. Summary Consolidated Quarterly Financial Data (Unaudited)
The table below provides summary income statement data for each quarter of fiscal 2012 and 2011 (amounts in thousands, except per share data).

	Three Months Ended,
	October 31	July 31	April 30	January 31
Fiscal 2012:
Revenue	$632,826	$554,319	$373,681	$321,955
Gross profit	$127,088	$106,391	$66,860	$50,347
Income (loss) before income taxes	$60,749	$42,952	$15,649	$(6,408)
Net income (loss)	$411,417	$61,643	$16,872	$(2,786)
Income (loss) per share (1)
Basic	$2.44	$0.37	$0.10	$(0.02)
Diluted	$2.35	$0.36	$0.10	$(0.02)
Weighted-average number of shares
Basic	168,416	167,664	166,994	166,311
Diluted (2)	174,775	170,229	168,503	166,311

Fiscal 2011:
Revenue	$427,785	$394,305	$319,675	$334,116
Gross profit	$65,281	$54,358	$43,321	$52,151
Income (loss) before income taxes	$15,277	$3,888	$(31,484)	$(17,047)
Net income (loss)	$15,043	$42,108	$(20,773)	$3,417
Income (loss) per share (1)
Basic	$0.09	$0.25	$(0.12)	$0.02
Diluted	$0.09	$0.25	$(0.12)	$0.02
Weighted-average number of shares
Basic	166,896	168,075	166,910	166,677
Diluted (2)	167,525	169,338	166,910	168,121

(1)	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

(2)
For the three months ended January 31, 2012 and April 30, 2011, there were no common stock equivalents used in the calculation of diluted loss per share because the Company reported a net loss for each period, and any common stock equivalents would be anti-dilutive.