Form 10-Q/A
period 2013-01-31
TOLL BROTHERS INC
filed 2013-07-16
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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

EXPLANATORY NOTE
Toll Brothers, Inc. (the “Company”) is filing this Amendment No.1 on Form 10-Q/A (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the three months ended January 31, 2013, filed with the Securities and Exchange Commission on March 7, 2013 (the “Original Filing”), for the purpose of revising Note 17 - Supplemental Guarantor Information (the “Guarantor Footnote") contained in Part I, Item 1 as described below, making related updates to Part I, Item 4 to address the impact of the revised footnote on the Chief Executive Officer and Chief Financial Officer's original conclusions regarding the effectiveness of the Company's disclosure controls and procedures and internal control over financial reporting, and to make corresponding amendments to the Interactive Data File included in the Original Filing as Exhibit 101. Part II of the Original Filing has also been amended to contain currently dated certifications, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.
The Guarantor Footnote has been revised in order to (i) retrospectively reflect the transfer of the balance sheet, statements of operations and cash flows of certain non-guarantor subsidiaries to guarantor subsidiaries as a result of such entities becoming guarantor subsidiaries as of April 30, 2013 and the reclassification of guarantor and non-guarantor intercompany advances and equity balances with corresponding offsets in the elimination column and (ii) revise the presentation of cash flows from operating activities, financing activities and investing activities in the condensed consolidating statements of cash flows for the three month periods ended January 31, 2013 and 2012 to reflect intercompany activity, which had previously been included in cash flow from operating activities, as cash flow from investing activities and cash flow from financing activities. See Note 17 in the notes to the consolidated financial statements for more detail.
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
The condensed consolidating financial statements have been revised in order to (i) reflect the transfer of the balance sheet, statements of operations and cash flows of certain non-guarantor subsidiaries to guarantor subsidiaries as a result of such entities becoming guarantor subsidiaries as of April 30, 2013 and the reclassification of guarantor and non-guarantor intercompany advances and equity balances with corresponding offsets in the elimination column and (ii) revise the presentation of cash flows from operating activities, financing activities and investing activities in the condensed consolidating statements of cash flows for the three-month periods ended January 31, 2013 and 2012 to reflect intercompany activity, which had previously been included in cash flow from operating activities, as cash flow from investing activities and cash flow from financing activities.
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

	January 31, 2013	October 31, 2012
Inventory	$235,490	$168,218
Investments in and advances to unconsolidated entities	$100,887	$110,014
Total assets	$341,569	$282,638
Loans payable	$15,006	$30,424
Intercompany advances	$306,410	$237,298
Total liabilities	$333,393	$277,738
Equity	$8,176	$4,900

	Three months ended January 31,
	2013	2012
Revenue	$10,444	$—
Operating income	$3,202	$3,393
Income (loss) before income taxes	$1,003	$(395)

Following are reconciliations of the amounts previously reported to the revised amounts as stated in the following components of the revised condensed consolidating statements of cash flows for the three-month periods ended January 31, 2013 and 2012.
For the three months ended January 31, 2013

	As Previously Reported	Reclassification of intercompany activity	Change in status from Non-Guarantor to Guarantor	As Revised
Cash flow (used in) provided by operating activities:
Net cash (used in) provided by operating activities
Toll Brothers, Inc.	$(6,029)	$30,082	$—	$24,053
Subsidiary Issuer	$59,068	$(46,913)	$—	$12,155
Guarantor Subsidiaries	$(421,634)	$37,381	$6,389	$(377,864)
Non-Guarantor Subsidiaries	$62,773	$(15,074)	$(6,389)	$41,310
Elimination	$—	$(5,476)	$—	$(5,476)

Cash flow provided by (used in) investing activities:
Intercompany advances
Toll Brothers, Inc.	$—	$(30,082)	$—	$(30,082)
Subsidiary Issuer	$—	$46,913	$—	$46,913
Guarantor Subsidiaries	$—	$—	$—	$—
Non-Guarantor Subsidiaries	$—	$—	$—	$—
Elimination	$—	$(16,831)	$—	$(16,831)

Net cash provided by (used in) investing activities
Toll Brothers, Inc.	$—	$(30,082)	$—	$(30,082)
Subsidiary Issuer	$—	$46,913	$—	$46,913
Guarantor Subsidiaries	$13,627	$—	$9,104	$22,731
Non-Guarantor Subsidiaries	$(9,802)	$—	$(9,104)	$(18,906)
Elimination	$—	$(16,831)	$—	$(16,831)

Cash flow (used in) provided by financing activities:
Intercompany advances
Toll Brothers, Inc.	$—	$—	$—	$—
Subsidiary Issuer	$—	$—	$—	$—
Guarantor Subsidiaries	$—	$(37,381)	$—	$(37,381)
Non-Guarantor Subsidiaries	$—	$15,074	$—	$15,074
Elimination	$—	$22,307	$—	$22,307

Net cash (used in) provided by financing activities
Toll Brothers, Inc.	$6,029	$—	$—	$6,029
Subsidiary Issuer	$(59,068)	$—	$—	$(59,068)
Guarantor Subsidiaries	$(10,112)	$(37,381)	$(15,720)	$(63,213)
Non-Guarantor Subsidiaries	$(44,920)	$15,074	$15,720	$(14,126)
Elimination	$—	$22,307	$—	$22,307

For the three months ended January 31, 2012

	As Previously Reported	Reclassification of intercompany activity	Change in status from Non-Guarantor to Guarantor	As Revised
Cash flow (used in) provided by operating activities:
Net cash (used in) provided by operating activities
Toll Brothers, Inc.	$(9,270)	$(19,315)	$—	$(28,585)
Subsidiary Issuer	$—	$4,793	$—	$4,793
Guarantor Subsidiaries	$(276,849)	$71,183	$(140)	$(205,806)
Non-Guarantor Subsidiaries	$124,040	$(56,624)	$140	$67,556
Elimination	$—	$(37)	$—	$(37)

Cash flow (used in) provided by investing activities:
Intercompany advances
Toll Brothers, Inc.	$—	$19,315	$—	$19,315
Subsidiary Issuer	$—	$(4,793)	$—	$(4,793)
Guarantor Subsidiaries	$—	$—	$—	$—
Non-Guarantor Subsidiaries	$—	$—	$—	$—
Elimination	$—	$(14,522)	$—	$(14,522)

Net cash (used in) provided by investing activities
Toll Brothers, Inc.	$—	$19,315	$—	$19,315
Subsidiary Issuer	$—	$(4,793)	$—	$(4,793)
Guarantor Subsidiaries	$(44,015)	$—	$(880)	$(44,895)
Non-Guarantor Subsidiaries	$(95,065)	$—	$880	$(94,185)
Elimination	$—	$(14,522)	$—	$(14,522)

Cash flow (used in) provided by financing activities:
Intercompany advances
Toll Brothers, Inc.	$—	$—	$—	$—
Subsidiary Issuer	$—	$—	$—	$—
Guarantor Subsidiaries	$—	$(71,183)	$—	$(71,183)
Non-Guarantor Subsidiaries	$—	$56,624	$—	$56,624
Elimination	$—	$14,559	$—	$14,559

Net cash (used in) provided by financing activities
Toll Brothers, Inc.	$9,270	$—	$—	$9,270
Subsidiary Issuer	$—	$—	$—	$—
Guarantor Subsidiaries	$(12,520)	$(71,183)	$(692)	$(84,395)
Non-Guarantor Subsidiaries	$(26,237)	$56,624	$692	$31,079
Elimination	$—	$14,559	$—	$14,559

Supplemental consolidating financial information of Toll Brothers, Inc., the Subsidiary Issuer, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at Toll Brothers, Inc. on a consolidated basis is presented below ($ amounts in thousands).
Condensed Consolidating Balance Sheet at January 31, 2013:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	293,678	75,078	—	368,756
Marketable securities			364,585	60,234		424,819
Restricted cash	15,060		17,369	1,328		33,757
Inventory			4,095,454	59,593		4,155,047
Property, construction and office equipment, net			109,618	3,259		112,877
Receivables, prepaid expenses and other assets	146	14,458	79,443	72,895	(14,061)	152,881
Mortgage loans held for sale				49,400		49,400
Customer deposits held in escrow			28,455	2,846		31,301
Investments in and advances to unconsolidated entities			165,818	156,033		321,851
Investments in distressed loans				42,832		42,832
Investments in foreclosed real estate				68,764		68,764
Investments in and advances to consolidated entities	2,847,200	2,045,897	4,740		(4,897,837)	—
Deferred tax assets, net of valuation allowances	355,966					355,966
	3,218,372	2,060,355	5,159,160	592,262	(4,911,898)	6,118,251
LIABILITIES AND EQUITY
Liabilities:
Loans payable			93,314			93,314
Senior notes		1,976,150			45,747	2,021,897
Mortgage company warehouse loan				43,464		43,464
Customer deposits			156,758			156,758
Accounts payable			110,764	27		110,791
Accrued expenses		37,526	320,441	123,892	(14,207)	467,652
Advances from consolidated entities			1,302,700	408,269	(1,710,969)	—
Income taxes payable	83,265					83,265
Total liabilities	83,265	2,013,676	1,983,977	575,652	(1,679,429)	2,977,141
Equity:
Stockholders’ equity:
Common stock	1,692		48	3,006	(3,054)	1,692
Additional paid-in capital	412,242	49,400		1,734	(51,134)	412,242
Retained earnings	2,725,829	(2,721)	3,175,277	5,725	(3,178,281)	2,725,829
Treasury stock, at cost	(38)					(38)
Accumulated other comprehensive loss	(4,618)		(142)	(43)		(4,803)
Total stockholders’ equity	3,135,107	46,679	3,175,183	10,422	(3,232,469)	3,134,922
Noncontrolling interest				6,188		6,188
Total equity	3,135,107	46,679	3,175,183	16,610	(3,232,469)	3,141,110
	3,218,372	2,060,355	5,159,160	592,262	(4,911,898)	6,118,251

Condensed Consolidating Balance Sheet at October 31, 2012:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents			712,024	66,800		778,824
Marketable securities			378,858	60,210		439,068
Restricted cash	28,268		17,561	1,447		47,276
Inventory			3,695,895	65,292		3,761,187
Property, construction and office equipment, net			106,963	3,008		109,971
Receivables, prepaid expenses and other assets	134	15,130	76,192	64,543	(11,441)	144,558
Mortgage loans held for sale				86,386		86,386
Customer deposits held in escrow			27,312	2,267		29,579
Investments in and advances to unconsolidated entities			180,159	150,458		330,617
Investments in distressed loans				37,169		37,169
Investments in foreclosed real estate				58,353		58,353
Investments in and advances to consolidated entities	2,816,607	2,092,810	4,740		(4,914,157)	—
Deferred tax assets, net of valuation allowances	358,056					358,056
	3,203,065	2,107,940	5,199,704	595,933	(4,925,598)	6,181,044
LIABILITIES AND EQUITY
Liabilities:
Loans payable			99,817			99,817
Senior notes		2,032,335			48,128	2,080,463
Mortgage company warehouse loan				72,664		72,664
Customer deposits			142,919	58		142,977
Accounts payable			99,889	22		99,911
Accrued expenses		27,476	344,555	115,922	(11,603)	476,350
Advances from consolidated entities			1,341,189	393,195	(1,734,384)	—
Income taxes payable	80,991					80,991
Total liabilities	80,991	2,059,811	2,028,369	581,861	(1,697,859)	3,053,173
Equity:
Stockholders’ equity:
Common stock	1,687		48	3,006	(3,054)	1,687
Additional paid-in capital	404,418	49,400		1,734	(51,134)	404,418
Retained earnings	2,721,397	(1,271)	3,171,654	3,168	(3,173,551)	2,721,397
Treasury stock, at cost	(983)					(983)
Accumulated other comprehensive loss	(4,445)		(367)	(7)		(4,819)
Total stockholders’ equity	3,122,074	48,129	3,171,335	7,901	(3,227,739)	3,121,700
Noncontrolling interest				6,171		6,171
Total equity	3,122,074	48,129	3,171,335	14,072	(3,227,739)	3,127,871
	3,203,065	2,107,940	5,199,704	595,933	(4,925,598)	6,181,044

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended January 31, 2013 ($ in thousands):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			430,222	15,046	(20,667)	424,601
Cost of revenues			348,703	4,992	(7,758)	345,937
Selling, general and administrative	16	687	84,508	10,140	(17,304)	78,047
	16	687	433,211	15,132	(25,062)	423,984
Income (loss) from operations	(16)	(687)	(2,989)	(86)	4,395	617
Other:
Income from unconsolidated entities			1,096	1,987		3,083
Other income - net	2,386		6,027	2,494	(6,281)	4,626
Intercompany interest income		29,727			(29,727)	—
Interest expense		(31,422)		(191)	31,613	—
Income from subsidiaries	5,956		1,822		(7,778)	—
Income (loss) before income taxes	8,326	(2,382)	5,956	4,204	(7,778)	8,326
Income tax provision (benefit)	3,894	(933)	2,333	1,647	(3,047)	3,894
Net income (loss)	4,432	(1,449)	3,623	2,557	(4,731)	4,432
Other comprehensive income (loss)	(173)		225	(36)		16
Comprehensive income (loss)	4,259	(1,449)	3,848	2,521	(4,731)	4,448

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income for the three months ended January 31, 2012 ($ in thousands):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			327,692	12,386	(18,123)	321,955
Cost of revenues			273,050	4,312	(5,754)	271,608
Selling, general and administrative	13	478	73,532	9,274	(13,660)	69,637
	13	478	346,582	13,586	(19,414)	341,245
Loss from operations	(13)	(478)	(18,890)	(1,200)	1,291	(19,290)
Other:
Income from unconsolidated entities			5,229	1,458		6,687
Other income - net	5		2,982	4,050	(842)	6,195
Intercompany interest income		25,764			(25,764)	—
Interest expense		(25,286)		(29)	25,315	—
(Loss) income from subsidiaries	(6,400)		4,279		2,121	—
(Loss) income before income taxes	(6,408)	—	(6,400)	4,279	2,121	(6,408)
Income tax (benefit) provision	(3,622)	—	(3,618)	2,419	1,199	(3,622)
Net (loss) income	(2,786)	—	(2,782)	1,860	922	(2,786)
Other comprehensive loss	(109)		(552)			(661)
Comprehensive (loss) income	(2,895)	—	(3,334)	1,860	922	(3,447)

Condensed Consolidating Statement of Cash Flows for the three months ended January 31, 2013 ($ in thousands):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	24,053	12,155	(377,864)	41,310	(5,476)	(305,822)
Cash flow provided by (used in) investing activities:
Purchase of property and equipment - net			(5,123)	(268)		(5,391)
Purchase of marketable securities			(25,938)	(81)		(26,019)
Sale and redemption of marketable securities			38,775			38,775
Investments in and advances to unconsolidated entities			(2,280)	(5,334)		(7,614)
Return of investments in unconsolidated entities			17,297	14		17,311
Investments in distressed loans and foreclosed real estate				(16,252)		(16,252)
Return of investments in distressed loans and foreclosed real estate				3,015		3,015
Intercompany advances	(30,082)	46,913			(16,831)	—
Net cash provided by (used in) investing activities	(30,082)	46,913	22,731	(18,906)	(16,831)	3,825
Cash flow (used in) provided by financing activities:
Proceeds from loans payable				244,830		244,830
Principal payments of loans payable			(25,832)	(274,030)		(299,862)
Redemption of senior notes		(59,068)				(59,068)
Proceeds from stock-based benefit plans	6,108					6,108
Purchase of treasury stock	(79)					(79)
Intercompany advances			(37,381)	15,074	22,307	—
Net cash (used in) provided by financing activities	6,029	(59,068)	(63,213)	(14,126)	22,307	(108,071)
Net (decrease) increase in cash and cash equivalents	—	—	(418,346)	8,278	—	(410,068)
Cash and cash equivalents, beginning of period			712,024	66,800		778,824
Cash and cash equivalents, end of period	—	—	293,678	75,078	—	368,756
Condensed Consolidating Statement of Cash Flows for the three months ended January 31, 2012 ($ in thousands):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	(28,585)	4,793	(205,806)	67,556	(37)	(162,079)
Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net			(3,443)	51		(3,392)
Sale and redemption of marketable securities			88,217			88,217
Investments in and advances to unconsolidated entities			(256)	(71,528)		(71,784)
Return of investments in unconsolidated entities			15,333			15,333
Investments in distressed loans and foreclosed real estate				(26,410)		(26,410)
Return of investments in distressed loans and foreclosed real estate				3,702		3,702
Acquisition of a business			(144,746)			(144,746)
Intercompany advances	19,315	(4,793)			(14,522)	—
Net cash (used in) provided by investing activities	19,315	(4,793)	(44,895)	(94,185)	(14,522)	(139,080)
Cash flow (used in) provided by financing activities:
Proceeds from loans payable				199,139		199,139
Principal payments of loans payable			(13,212)	(224,684)		(237,896)
Proceeds from stock-based benefit plans	9,334					9,334
Purchase of treasury stock	(64)					(64)
Intercompany advances			(71,183)	56,624	14,559	—
Net cash (used in) provided by financing activities	9,270	—	(84,395)	31,079	14,559	(29,487)
Net (decrease) increase in cash and cash equivalents	—	—	(335,096)	4,450	—	(330,646)
Cash and cash equivalents, beginning of period	—		777,012	129,328		906,340
Cash and cash equivalents, end of period	—	—	441,916	133,778	—	575,694

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
The condensed consolidating financial statements included in Note 17 of the financial statements ("Guarantor Footnote") included in this Form 10-Q/A have been presented in a format that has been adjusted from prior quarterly reports in order to (i) retrospectively reflect the transfer of the balance sheets, statements of operations and cash flows of certain non-guarantor subsidiaries to guarantor subsidiaries as a result of such entities becoming guarantor subsidiaries as of April 30, 2013 and the reclassification of guarantor and non-guarantor intercompany advances and equity balances with corresponding offsets in the elimination column and (ii) revise the presentation of cash flows from operating activities, financing activities and investing activities in the consolidating statements of cash flows for the three-month periods ended January 31, 2013 and 2012 to reflect intercompany activity, which had previously been included in cash flow from operating activities, as cash flow from investing activities and cash flow from financing activities. See Note 17 in the notes to the condensed consolidated financial statements for more detail.
This revised presentation of the Guarantor Footnote has no impact or effect on Toll Brothers, Inc.'s condensed consolidated financial statements for any period presented, including the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income (Loss) or Statements of Cash Flows. The revised presentation of the Guarantor Footnote has not changed or amended our Chief Executive Officer's and Chief Financial Officer's conclusions regarding the effectiveness of our disclosure controls and procedures.
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

TOLL BROTHERS, INC.
(Registrant)

Date:	July 16, 2013	By:	/s/ Martin P. Connor
Martin P. Connor
Senior Vice President, Treasurer and Chief
Financial Officer (Principal Financial Officer)

Date:	July 16, 2013	By:	/s/ Joseph R. Sicree
Joseph R. Sicree
Senior Vice President and Chief Accounting
Officer (Principal Accounting Officer)