Form 10-Q
period 2013-07-31
TOLL BROTHERS INC
filed 2013-09-05
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2013
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
At September 3, 2013, there were approximately 168,888,000 shares of Common Stock, $.01 par value, outstanding.

TOLL BROTHERS, INC.

STATEMENT ON FORWARD-LOOKING INFORMATION
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to estimates or other expectations regarding future events. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements may include, but are not limited to, information related to: anticipated operating results; home deliveries; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues; selling, general and administrative expenses; interest expense; inventory write-downs; unrecognized tax benefits; anticipated tax refunds; sales paces and prices; effects of home buyer cancellations; growth and expansion; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; the ability to acquire land and pursue real estate opportunities; the ability to gain approvals and to open new communities; the ability to sell homes and properties; the ability to deliver homes from backlog; the ability to secure materials and subcontractors; the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; and legal proceedings and claims.
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	July 31, 2013	October 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$899,341	$778,824
Marketable securities	122,527	439,068
Restricted cash	33,416	47,276
Inventory	4,517,008	3,761,187
Property, construction and office equipment, net	126,360	109,971
Receivables, prepaid expenses and other assets	174,960	144,558
Mortgage loans held for sale	72,163	86,386
Customer deposits held in escrow	48,878	29,579
Investments in and advances to unconsolidated entities	356,837	330,617
Investments in distressed loans	42,500	37,169
Investments in foreclosed real estate	72,912	58,353
Deferred tax assets, net of valuation allowances	320,641	358,056
	$6,787,543	$6,181,044
LIABILITIES AND EQUITY
Liabilities
Loans payable	$97,679	$99,817
Senior notes	2,425,806	2,080,463
Mortgage company warehouse loan	65,654	72,664
Customer deposits	231,493	142,977
Accounts payable	153,163	99,911
Accrued expenses	518,447	476,350
Income taxes payable	78,973	80,991
Total liabilities	3,571,215	3,053,173
Equity
Stockholders’ equity
Preferred stock, none issued
Common stock, 169,330 and 168,690 shares issued at July 31, 2013 and October 31, 2012, respectively	1,693	1,687
Additional paid-in capital	430,191	404,418
Retained earnings	2,797,098	2,721,397
Treasury stock, at cost — 461 and 53 shares at July 31, 2013 and October 31, 2012, respectively	(14,218)	(983)
Accumulated other comprehensive loss	(4,630)	(4,819)
Total stockholders’ equity	3,210,134	3,121,700
Noncontrolling interest	6,194	6,171
Total equity	3,216,328	3,127,871
	$6,787,543	$6,181,044
See accompanying notes

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Nine months ended July 31,		Three months ended July 31,
	2013	2012	2013	2012
Revenues	$1,629,765	$1,249,955	$689,160	$554,319

Cost of revenues	1,311,039	1,026,357	545,089	447,928
Selling, general and administrative	246,467	212,785	88,870	74,892
	1,557,506	1,239,142	633,959	522,820
Income from operations	72,259	10,813	55,201	31,499
Other:
Income from unconsolidated entities	8,844	19,348	768	5,672
Other income - net	36,444	22,032	12,284	5,781
Income before income taxes	117,547	52,193	68,253	42,952
Income tax provision (benefit)	41,846	(23,536)	21,658	(18,691)
Net income	$75,701	$75,729	$46,595	$61,643
Income per share:
Basic	$0.45	$0.45	$0.28	$0.37
Diluted	$0.43	$0.45	$0.26	$0.36
Weighted-average number of shares:
Basic	169,237	166,990	169,268	167,664
Diluted	177,966	168,613	178,001	170,229
See accompanying notes

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Nine months ended July 31,		Three months ended July 31,
	2013	2012	2013	2012
Net income	$75,701	$75,729	$46,595	$61,643

Other comprehensive income (loss), net of tax:
Change in pension liability	(55)	293	(37)	201
Change in fair value of available-for-sale securities	(107)	414	(70)	258
Unrealized income (loss) on derivative held by equity investee	351	(942)	338	(214)
Other comprehensive income (loss)	189	(235)	231	245
Total comprehensive income	$75,890	$75,494	$46,826	$61,888
See accompanying notes

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended July 31,
	2013	2012
Cash flow used in operating activities:
Net income	$75,701	$75,729
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,137	16,523
Stock-based compensation	14,449	12,227
Recovery of investments in unconsolidated entities	—	(1,621)
Income from unconsolidated entities	(8,844)	(17,727)
Distributions of earnings from unconsolidated entities	12,194	4,028
Income from distressed loans and foreclosed real estate	(10,296)	(12,725)
Deferred tax provision	46,440	1,477
Deferred tax valuation allowances	(3,133)	(1,477)
Inventory impairments and write-offs	1,977	13,249
Change in fair value of mortgage loans receivable and derivative instruments	534	(244)
Loss (gain) on marketable securities	15	(40)
Changes in operating assets and liabilities
Increase in inventory	(751,418)	(222,421)
Origination of mortgage loans	(490,908)	(434,780)
Sale of mortgage loans	502,405	426,559
Decrease (increase) in restricted cash	13,860	(27,248)
Increase in receivables, prepaid expenses and other assets	(18,816)	(20,017)
Increase in customer deposits	69,217	41,777
Increase (decrease) in accounts payable and accrued expenses	72,969	(58,865)
Decrease in income taxes payable	(2,018)	(26,342)
Net cash used in operating activities	(456,535)	(231,938)
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net	(24,184)	(9,476)
Purchase of marketable securities	(36,202)	(317,569)
Sale and redemption of marketable securities	348,595	270,503
Investments in and advances to unconsolidated entities	(49,210)	(195,813)
Return of investments in unconsolidated entities	50,453	33,231
Investments in distressed loans and foreclosed real estate	(26,155)	(30,090)
Return of investments in distressed loans and foreclosed real estate	15,396	14,412
Acquisition of a business		(144,746)
Net cash provided by (used in) investing activities	278,693	(379,548)
Cash flow provided by financing activities:
Net proceeds from issuance of senior notes	400,383	296,227
Proceeds from loans payable	796,791	675,481
Principal payments of loans payable	(834,836)	(689,242)
Redemption of senior notes	(59,068)
Proceeds from stock-based benefit plans	10,365	24,515
Receipts related to noncontrolling interest	33
Purchase of treasury stock	(15,309)	(384)
Net cash provided by financing activities	298,359	306,597
Net increase (decrease) in cash and cash equivalents	120,517	(304,889)
Cash and cash equivalents, beginning of period	778,824	906,340
Cash and cash equivalents, end of period	$899,341	$601,451
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2012 balance sheet amounts and disclosures included herein have been derived from the Company’s October 31, 2012 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, the Company suggests that they be read in conjunction with the consolidated financial statements and notes thereto included in its Annual Report on Form 10-K/A for the fiscal year ended October 31, 2012. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of July 31, 2013, the results of its operations for the nine-month and three-month periods ended July 31, 2013 and 2012, and its cash flows for the nine-month periods ended July 31, 2013 and 2012. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
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
Revisions/Reclassifications
The Supplemental Guarantor Information included in Note 18 has been presented in a format that has been adjusted from prior quarterly reports in order to (i) retrospectively reflect the transfer of the balance sheet, statements of operations and cash flows of certain non-guarantor subsidiaries to guarantor subsidiaries as a result of such entities becoming guarantor subsidiaries as of April 30, 2013 and the reclassification of guarantor and non-guarantor intercompany advances and equity balances with corresponding offsets in the elimination column and (ii) revise the presentation of cash flows from operating activities, financing activities and investing activities in the condensed consolidating statements of cash flows for the nine-month period ended July 31, 2012 to reflect intercompany activity, which had previously been included in cash flow from operating activities, as cash flow from investing activities and cash flow from financing activities. This revised presentation of the Supplemental Guarantor Information has no impact or effect on Toll Brothers, Inc.'s condensed consolidated financial statements for any period presented, including the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income or Statements of Cash Flows.
Certain prior year amounts have been reclassified to conform to the fiscal 2013 presentation.

2. Inventory
Inventory at July 31, 2013 and October 31, 2012 consisted of the following (amounts in thousands):

	July 31, 2013	October 31, 2012
Land controlled for future communities	$91,659	$56,300
Land owned for future communities	1,030,973	1,040,373
Operating communities	3,394,376	2,664,514
	$4,517,008	$3,761,187
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

	July 31, 2013	October 31, 2012
Land owned for future communities:
Number of communities	17	40
Carrying value (in thousands)	$102,017	$240,307
Operating communities:
Number of communities	27	5
Carrying value (in thousands)	$163,312	$34,685
The amounts the Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable, for the periods indicated, are shown in the table below (amounts in thousands).

	Nine months ended July 31,		Three months ended July 31,
	2013	2012	2013	2012
Charge:
Land controlled for future communities	$837	$661	$139	$435
Land owned for future communities	—	918	—	—
Operating communities	1,140	11,670	100	2,685
	$1,977	$13,249	$239	$3,120
See Note 13, "Fair Value Disclosures," for information regarding the number of operating communities that the Company tested for potential impairment, the number of operating communities in which it recognized impairment charges, the amount of impairment charges recognized, and the fair values of those communities, net of impairment charges.
At July 31, 2013, the Company evaluated its land purchase contracts to determine if any of the selling entities were variable interest entities ("VIEs") and, if they were, whether the Company was the primary beneficiary of any of them. Under these land purchase contracts, the Company does not possess legal title to the land and its risk is generally limited to deposits paid to the sellers and the creditors of the sellers generally have no recourse against the Company. At July 31, 2013, the Company determined that 85 land purchase contracts, with an aggregate purchase price of $1.1 billion, on which it had made aggregate deposits totaling $43.3 million, were VIEs, and that it was not the primary beneficiary of any VIE related to its land purchase contracts.

Interest incurred, capitalized and expensed, for the periods indicated, was as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2013	2012	2013	2012
Interest capitalized, beginning of period	$330,581	$298,757	$347,549	$322,516
Interest incurred	100,066	93,027	36,015	32,560
Interest expensed to cost of revenues	(71,905)	(59,823)	(28,915)	(25,834)
Write-off against other income	(2,045)	(1,664)	(824)	(82)
Interest capitalized on investments in unconsolidated entities	(4,510)	(2,260)	(1,638)	(1,123)
Interest capitalized, end of period	$352,187	$328,037	$352,187	$328,037
Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. The amounts included in the table directly above reflect the gross amount of capitalized interest without allocation of any impairment charges recognized. The Company estimates that, had inventory impairment charges been allocated on a pro-rata basis to the individual components of inventory, capitalized interest at July 31, 2013 and 2012 would have been reduced by approximately $40.5 million and $50.6 million, respectively.
3. Investments in and Advances to Unconsolidated Entities
The Company has investments in and advances to various unconsolidated entities. These entities include development joint ventures, homebuilding joint ventures, rental joint ventures, Toll Brothers Realty Trust and Trust II and a structured asset joint venture. At July 31, 2013, the Company had investments in and advances to these unconsolidated entities of $356.8 million and was committed to invest or advance up to an additional $110.6 million to these entities if they require additional funding. The Company’s investments in these entities are accounted for using the equity method of accounting. More specific information regarding its investments in, advances to and future commitments to these entities is provided below.
Development Joint Ventures
The Company has investments in and advances to a number of joint ventures with unrelated parties to develop land (“Development Joint Ventures”). Some of these Development Joint Ventures develop land for the sole use of the venture participants, including the Company, and others develop land for sale to the joint venture participants and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites by the Development Joint Ventures to other builders. With regard to home sites the Company purchases from the Development Joint Ventures, the Company reduces its cost basis in those home sites by its share of the earnings on the home sites it purchases. At July 31, 2013, the Company had approximately $126.4 million invested in or advanced to the Development Joint Ventures and a funding commitment of $29.7 million to three of the Development Joint Ventures which would be funded if additional investment in the ventures is required.
In March 2013, the Company entered into a joint venture with an unrelated party to develop a parcel of land in Texas as a master planned community consisting of approximately 2,900 lots. The Company has a 50% interest in this joint venture. The current plan is to develop the property in multiple phases and sell groups of lots to the members of the joint venture and to other home builders. The Company contributed $15.5 million of cash to the joint venture. The joint venture entered into a $25.0 million line of credit with a bank, secured by a deed of trust on the property which can be expanded up to $40.0 million under certain conditions. At July 31, 2013, the joint venture had $21.5 million of borrowings under this line of credit. At July 31, 2013, the Company had an investment of $16.3 million in this joint venture and was committed to make additional contributions to this joint venture of up to $16.2 million.
The Company has a 50% interest in a joint venture that owns and is developing over 2,000 home sites in Orange County, California. Under the terms of the operating agreement, the Company will acquire 266 home sites in the first phase of the property from the joint venture. The Company intends to acquire approximately 545 additional home sites in future phases from the joint venture. The Company has a commitment to provide up to $10.0 million of additional funds to this joint venture, if needed. The joint venture has an $80.0 million credit facility from a bank to fund the development of the property. At July 31, 2013, the venture had $35.9 million borrowed under the facility.
Homebuilding Joint Ventures

At July 31, 2013, the Company had an aggregate of $147.5 million of investments in and advances to various joint ventures with unrelated parties to develop luxury for-sale homes. At July 31, 2013, the Company had $49.6 million of funding commitments to three of these joint ventures. One of the joint ventures expects to finance future construction with external financing.

Rental Joint Ventures
At July 31, 2013, the Company had an aggregate of $48.4 million of investments in and advances to several joint ventures with unrelated parties to develop luxury for-rent apartments, commercial space and a hotel. At July 31, 2013, the Company had $31.3 million of funding commitments to these joint ventures. At July 31, 2013, two of these joint ventures had aggregate loan commitments of $139.8 million and outstanding borrowings against these commitments of $13.9 million.
In April 2013, the Company entered into a joint venture with an unrelated party to develop a luxury, 38-story apartment building and retail space in Jersey City, New Jersey on land that the Company owned and conveyed to the joint venture. The Company has a 50% interest in this joint venture. As part of the Company's initial capital contribution, it contributed land and improvements with a fair value of $28.8 million to the joint venture and subsequently received distributions of $10.2 million and a $1.2 million payment by the joint venture on our behalf to align the capital accounts of each of the members of the joint venture. The joint venture entered into a $120.0 million construction loan agreement with a bank to finance the development of this project. At July 31, 2013, the joint venture had no borrowings under the construction loan agreement. At July 31, 2013, the Company had an investment of $20.9 million in this joint venture and was committed to make additional contributions to this joint venture of up to $9.1 million.
Toll Brothers Realty Trust and Trust II
In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust II (“Trust II”) to invest in commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by an affiliate of PASERS. At July 31, 2013, the Company had an investment of $3.6 million in Trust II. In 1998, prior to the formation of Trust II, the Company formed Toll Brothers Realty Trust (“Trust”) to invest in commercial real estate opportunities. The Trust is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Douglas C. Yearley, Jr. and former members of the Company’s senior management; and one-third by an affiliate of PASERS. As of July 31, 2013, the Company had a net investment in the Trust of $0.5 million. The Company provides development, finance and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $1.7 million in each of the nine-month periods ended July 31, 2013 and 2012, and $0.6 million in each of the three-month periods ended July 31, 2013 and 2012.
Structured Asset Joint Venture
The Company, through Gibraltar Capital and Asset Management LLC (“Gibraltar”), is a 20% participant with two unrelated parties that purchased a 40% interest in an entity that owns and controls a portfolio of loans and real estate (“Structured Asset Joint Venture”). At July 31, 2013, the Company had an investment of $30.5 million in this Structured Asset Joint Venture. At July 31, 2013, the Company did not have any commitments to make additional contributions to this Structured Asset Joint Venture and has not guaranteed any of its liabilities.
Guarantees
The unconsolidated entities in which the Company has investments generally finance their activities with a combination of partner equity and debt financing. In some instances, the Company and its partners have guaranteed debt of certain unconsolidated entities which may include any or all of the following: (i) project completion including any cost overruns, in whole or in part, (ii) repayment guarantees, generally covering a percentage of the outstanding loan, (iii) indemnification of the lender as to environmental matters affecting the unconsolidated entity and (iv) indemnification of the lender from “bad boy acts” of the unconsolidated entity.
In some instances, the guarantees provided in connection with loans to an unconsolidated entity are joint and several. In these situations, the Company generally has a reimbursement agreement with its partner that provides that neither party is responsible for more than its proportionate share of the guarantee; however, if the joint venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, the Company may be liable for more than its proportionate share.
The Company believes that as of July 31, 2013, in the event it becomes legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral should be sufficient to repay a significant portion of the obligation. If it is not, the Company and its partners would need to contribute additional capital to the venture. At July 31, 2013, the unconsolidated entities that have guarantees related to debt had loan commitments aggregating $244.8 million and had borrowed an aggregate of $71.3 million. The term of these guarantees generally range from 28 months to 45 months. The Company estimates that the maximum potential exposure under these guarantees, if the full amount of the loan commitments were borrowed, would be $227.5 million before any reimbursement from the Company's partners. Based on the amounts borrowed at July 31, 2013, the Company's maximum potential exposure under these guarantees is estimated to be approximately $59.9 million before any reimbursement from the Company's partners.
In addition, the Company has guaranteed approximately $11.8 million of ground lease payments and insurance deductibles for three joint ventures.
As of July 31, 2013, the estimated aggregate fair value of the guarantees was approximately $1.5 million. The Company has not made payments under any of the guarantees, nor has it been called upon to do so.
Variable Interest Entities
At July 31, 2013, the Company determined that three of its joint ventures were VIEs under the guidance within FASB Accounting Standards Codification ("ASC") 810, "Consolidation." The Company has, however, concluded that it was not the primary beneficiary of the VIEs because the power to direct the activities of these VIEs that most significantly impact their performance was shared by the Company and the VIEs' other members. Business plans, budgets and other major decisions are required to be unanimously approved by all members. Management and other fees earned by the Company are nominal and believed to be at market rates and there is no significant economic disproportionality between the Company and other members.
The information presented below regarding the investments, commitments and guarantees in unconsolidated entities deemed to be VIEs is also included in the information provided above. At July 31, 2013 and October 31, 2012, the Company's investments in its unconsolidated joint ventures deemed to be VIEs, which are included in investments in and advances to unconsolidated entities in the accompanying balance sheets, totaled $18.2 million and $26.5 million, respectively. At July 31, 2013, the maximum exposure of loss to the Company's investments in unconsolidated joint ventures that are VIEs is limited to its investment in the unconsolidated VIEs, except with regard to $45.8 million of additional commitments to the VIEs and $12.3 million of guarantees under loan and of ground lease agreements. At October 31, 2012, the maximum exposure to loss of the Company's investments in unconsolidated joint ventures that are VIEs is limited to its investment in the unconsolidated VIEs, except with regard to a $47.7 million additional commitment to fund the joint ventures and a $9.8 million guaranty of ground lease payments.
Joint Venture Condensed Financial Information
The condensed balance sheets, as of the dates indicated, and the condensed statements of operations and comprehensive income (loss) for the periods indicated, for the unconsolidated entities in which the Company has an investment, aggregated by type of business, are included below (in thousands). The column titled "Rental Property Joint Ventures" includes the Rental Joint Ventures and Toll Brothers Realty Trust and Trust II described above.

Condensed Balance Sheets:

	July 31, 2013
	Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Cash and cash equivalents	$21,902	$23,465	$28,883	$16,692	$90,942
Inventory	312,815	302,759	4,996		620,570
Non-performing loan portfolio				142,501	142,501
Rental properties			168,204		168,204
Rental properties under development			93,010		93,010
Real estate owned (“REO”)				226,926	226,926
Other assets (1)	13,157	69,650	12,298	311,816	406,921
Total assets	$347,874	$395,874	$307,391	$697,935	$1,749,074
Debt (1)	$127,641	$12,874	$213,255	$311,801	$665,571
Other liabilities	19,533	17,385	8,777	507	46,202
Members’ equity	200,700	365,615	85,359	154,251	805,925
Noncontrolling interest				231,376	231,376
Total liabilities and equity	$347,874	$395,874	$307,391	$697,935	$1,749,074
Company’s net investment in unconsolidated entities (2)	$126,412	$147,450	$52,492	$30,483	$356,837

	October 31, 2012
	Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Cash and cash equivalents	$17,189	$24,964	$26,167	$44,176	$112,496
Inventory	255,561	251,029	5,643		512,233
Non-performing loan portfolio				226,315	226,315
Rental properties			173,767		173,767
Rental properties under development			43,694		43,694
Real estate owned (“REO”)				254,250	254,250
Other assets (1)	12,427	72,290	9,194	237,476	331,387
Total assets	$285,177	$348,283	$258,465	$762,217	$1,654,142
Debt (1)	$96,362	$11,755	$213,725	$311,801	$633,643
Other liabilities	14,390	9,438	5,534	561	29,923
Members’ equity	174,425	327,090	39,206	179,942	720,663
Noncontrolling interest				269,913	269,913
Total liabilities and equity	$285,177	$348,283	$258,465	$762,217	$1,654,142
Company’s net investment in unconsolidated entities (2)	$116,452	$135,688	$41,134	$37,343	$330,617

(1)
Included in other assets of the Structured Asset Joint Venture at July 31, 2013 and October 31, 2012 is $311.8 million and $237.5 million, respectively, of restricted cash held in a defeasance account which will be used to repay debt of the Structured Asset Joint Venture.

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

Condensed Statements of Operations and Comprehensive Income (Loss):

	For the nine months ended July 31, 2013
	Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$36,813	$31,574	$29,241	$27,114	$124,742
Cost of revenues	17,992	28,017	12,677	25,632	84,318
Other expenses	936	1,866	15,673	2,812	21,287
Total expenses	18,928	29,883	28,350	28,444	105,605
Gain on disposition of loans and REO				47,583	47,583
Income from operations	17,885	1,691	891	46,253	66,720
Other income	8	554	17	235	814
Net income	17,893	2,245	908	46,488	67,534
Less: income attributable to noncontrolling interest				(27,893)	(27,893)
Net income attributable to controlling interest	17,893	2,245	908	18,595	39,641
Other comprehensive income			1,162		1,162
Total comprehensive income	$17,893	$2,245	$2,070	$18,595	$40,803
Company’s equity in earnings of unconsolidated entities (3)	$2,853	$1,466	$917	$3,608	$8,844

	For the three months ended July 31, 2013
	Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$1,791	$8,817	$8,937	$5,400	$24,945
Cost of revenues	186	8,043	3,667	6,139	18,035
Other expenses	179	712	5,108	494	6,493
Total expenses	365	8,755	8,775	6,633	24,528
Gain on disposition of loans and REO				7,878	7,878
Income from operations	1,426	62	162	6,645	8,295
Other income	3	119	9	80	211
Net income	1,429	181	171	6,725	8,506
Less: income attributable to noncontrolling interest				(4,035)	(4,035)
Net income attributable to controlling interest	1,429	181	171	2,690	4,471
Other comprehensive income			1,064		1,064
Total comprehensive income	$1,429	$181	$1,235	$2,690	$5,535
Company’s equity in earnings (losses) of unconsolidated entities (3)	$57	$387	$(213)	$537	$768

	For the nine months ended July 31, 2012
	Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$37,109	$76,325	$27,827	$20,858	$162,119
Cost of revenues	34,696	55,028	10,186	26,048	125,958
Other expenses	1,060	2,856	16,337	6,958	27,211
Total expenses	35,756	57,884	26,523	33,006	153,169
Gain on disposition of loans and REO				24,691	24,691
Income from operations	1,353	18,441	1,304	12,543	33,641
Other income	2,663	118		428	3,209
Net income	4,016	18,559	1,304	12,971	36,850
Less: income attributable to noncontrolling interest				(7,784)	(7,784)
Net income attributable to controlling interest	4,016	18,559	1,304	5,187	29,066
Other comprehensive loss			(578)		(578)
Total comprehensive income	$4,016	$18,559	$726	$5,187	$28,488
Company’s equity in earnings of unconsolidated entities (3)	$3,451	$13,473	$1,401	$1,023	$19,348

	For the three months ended July 31, 2012
	Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$3,525	$28,859	$9,129	$8,496	$50,009
Cost of revenues	2,925	20,273	3,451	8,821	35,470
Other expenses	630	800	4,857	2,059	8,346
Total expenses	3,555	21,073	8,308	10,880	43,816
Gain on disposition of loans and REO				1,865	1,865
Income (loss) from operations	(30)	7,786	821	(519)	8,058
Other income	10	39		153	202
Net income (loss)	(20)	7,825	821	(366)	8,260
Less: income attributable to noncontrolling interest				220	220
Net income (loss) attributable to controlling interest	(20)	7,825	821	(146)	8,480
Other comprehensive loss			(528)		(528)
Total comprehensive income (loss)	$(20)	$7,825	$293	$(146)	$7,952
Company’s equity in earnings (losses) of unconsolidated entities (3)	$(81)	$5,435	$347	$(29)	$5,672

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
The Company’s investment in distressed loans consisted of the following as of the dates indicated (amounts in thousands):

	July 31, 2013	October 31, 2012
Unpaid principal balance	$88,890	$99,693
Discount on acquired loans	(46,390)	(62,524)
Carrying value	$42,500	$37,169
The Company's investment in distressed loans includes performing loans and non-performing loans and also includes investments in loan participations classified as secured borrowings under ASC 860, "Transfers and Servicing."
For acquired distressed loans where it is probable that the Company will collect less than the contractual amounts due under the terms of the loan based, at least in part, on the assessment of the credit quality of the borrowers, the loans are accounted for under ASC 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). Under ASC 310-30, provided the Company does not presently have the intention to utilize real estate secured by the loans for use in its operations or to significantly improve the collateral for resale, the amount by which the future cash flows expected to be collected at the acquisition date exceeds the estimated fair value of the loan, or accretable yield, is recognized in other income - net over the estimated remaining life of the loan using a level yield methodology. The difference between the contractually required payments of the loan as of the acquisition date and the total cash flows expected to be collected, or nonaccretable difference, is not recognized.
The Company may acquire distressed loans where it has determined that (1) it is possible to collect all contractual amounts due under the terms of the loan, (2) it expects to utilize the real estate secured by the loans in its operations, or (3) forecasted cash flows cannot be reasonably estimated. For non-performing loans acquired meeting any of these conditions, in accordance with ASC 310-10, "Receivable," ("ASC 310-10") the loans are classified as nonaccrual and interest income is not recognized. When a loan is classified as nonaccrual, any subsequent cash receipt is accounted for using the cost recovery method. For performing loans, payments are applied to principal and interest in accordance with the terms of the loan when received. As of July 31, 2013, the Company had investments in performing and non-performing loans, accounted for in accordance with ASC 310-10, of $11.3 million and $14.5 million, respectively. At October 31, 2012, the Company had investments in non-performing loans, accounted for in accordance with ASC 310-10, of $9.2 million. The Company had no investments in performing loans at October 31, 2012.
In the nine months ended July 31, 2013, Gibraltar purchased distressed loans for approximately $26.0 million. The purchases included performing and non-performing loans secured by retail shopping centers, residential land and golf courses located in seven states.
The following table summarizes, for the distressed loans acquired in the nine months ended July 31, 2012 that were accounted for in accordance with ASC 310-30, the accretable yield and the nonaccretable difference of the Company's investment in these loans as of their acquisition date (amounts in thousands).

Nine months ended July 31, 2012
Contractually required payments, including interest	$58,234
Nonaccretable difference	(8,235)
Cash flows expected to be collected	49,999
Accretable yield	(20,514)
Non-performing loans carrying amount	$29,485
There were no distressed loans purchased during the nine months ended July 31, 2013 that met the requirements of ASC 310-30.

The accretable yield activity for the Company’s investment in distressed loans accounted for under ASC 310-30 for the nine-month and three-month periods ended July 31, 2013 and 2012 was as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2013	2012	2013	2012
Balance, beginning of period	$17,196	$42,326	$11,229	$49,256
Loans acquired		20,514
Additions	706	4,221	541	1,297
Deletions	(6,027)	(24,090)	(2,418)	(14,141)
Accretion	(3,510)	(9,214)	(987)	(2,655)
Balance, end of period	$8,365	$33,757	$8,365	$33,757
Additions primarily represent the reclassification to accretable yield from nonaccretable yield and the impact of impairments. Deletions primarily represent loan dispositions, which include foreclosure of the underlying collateral and resulting removal of the loans from the accretable yield portfolios, and reclassifications from accretable yield to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income are based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continues to gather additional information regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in the nine-month and three-month periods ended July 31, 2013 and 2012 is not necessarily indicative of future results.
Real Estate Owned (REO)
The following table presents the activity in REO for the nine-month and three-month periods ended July 31, 2013 and 2012 (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2013	2012	2013	2012
Balance, beginning of period	$58,353	$5,939	$71,458	$18,108
Additions	20,172	33,663	5,855	20,861
Sales	(4,713)	(1,346)	(3,801)	(731)
Impairments	(505)	(126)	(490)	(126)
Depreciation	(395)	(138)	(110)	(120)
Balance, end of period	$72,912	$37,992	$72,912	$37,992
As of July 31, 2013, approximately $9.7 million and $63.2 million of REO was classified as held-for-sale and held-and-used, respectively. As of July 31, 2012, approximately $1.8 million and $36.2 million of REO was classified as held-for-sale and held-and-used, respectively. For the nine-month and three-month periods ended July 31, 2013, the Company recorded gains of $3.1 million and $1.6 million from acquisitions of REO through foreclosure, respectively. For the nine-month period ended July 31, 2012, the Company recorded gains of $1.7 million from acquisitions of REO through foreclosure. During the three-month period ended July 31, 2012, the Company recorded a small loss from acquisitions of REO through foreclosure.
General
The Company’s earnings from Gibraltar's operations, excluding its investment in the Structured Asset Joint Venture, are included in other income - net in its condensed consolidated statements of operations. In the nine-month periods ended July 31, 2013 and 2012, the Company recognized $5.2 million and $6.5 million of earnings (excluding earnings from its investment in the Structured Asset Joint Venture), respectively, from Gibraltar's operations. In the three-month periods ended July 31, 2013 and 2012, the Company recognized $4.1 million and $0.6 million of earnings (excluding earnings from its investment in the Structured Asset Joint Venture), respectively, from Gibraltar's operations.

5. Credit Facility, Senior Notes and Mortgage Company Loan Facility
Credit Facility
On August 1, 2013, the Company entered into an $1.035 billion (“Aggregate Credit Commitment”) unsecured, five-year credit facility ("Credit Facility") with 15 banks which extends to August 1, 2018. Up to 75% of the Aggregate Credit Commitment is available for letters of credit. The Credit Facility has an accordion feature under which the Company may, subject to certain conditions set forth in the agreement, increase the Credit Facility up to a maximum aggregate amount of $2.0 billion. The Company may select interest rates for the Credit Facility equal to (i) LIBOR plus an applicable margin or (ii) the lenders' base rate plus an applicable margin, which in each case is based on the Company's credit rating and leverage ratio. The Company is obligated to pay an undrawn commitment fee which is based on the average daily unused amount of the Aggregate Credit Commitment and the Company's credit ratings and leverage ratio. Any proceeds from borrowings under the Credit Facility may be used for general corporate purposes.
Under the terms of the Credit Facility, the Company is not permitted to allow its maximum leverage ratio (as defined in the Credit Agreement) to exceed 1.75 to 1.00 and is required to maintain a tangible net worth (as defined in the Credit Facility) of no less than approximately $2.23 billion. Under the terms of the Credit Agreement, at July 31, 2013, the Company's leverage ratio would have been approximately 0.48 to 1.00 and its tangible net worth would have been approximately $3.16 billion. Based upon the minimum tangible net worth requirement at July 31, 2013, our ability to pay dividends would have been limited to an aggregate amount of approximately $932.2 million or the repurchase of our common stock of approximately $1.42 billion.
The Credit Facility replaced the Company's revolving credit facility entered into as of October 22, 2010 (the “2010 Facility”). Upon entering into the Credit Facility, the Company voluntarily terminated the 2010 Facility on August 1, 2013. No early termination penalties were incurred by the Company as a result of the termination of the 2010 Facility. At July 31, 2013, the Company had no outstanding borrowings under the 2010 Facility but had outstanding letters of credit of approximately $69.6 million. These letters of credit were transferred to the Credit Facility.
Senior Notes
At July 31, 2013, the Company had eight issues of Senior Notes outstanding with an aggregate principal amount of $2.43 billion.
On April 3, 2013, the Company, through Toll Brothers Finance Corp., issued $300.0 million principal amount of 4.375% Senior Notes due 2023 (the "4.375% Senior Notes") at par. The Company received $298.1 million of net proceeds from this issuance of 4.375% Senior Notes.
On May 13, 2013, the Company, through Toll Brothers Finance Corp., issued an additional $100.0 million principal amount of 4.375% Senior Notes at a price equal to 103% of par value. The Company received $102.3 million of net proceeds from this additional issuance of 4.375% Senior Notes.
In November 2012, the Company repaid $59.1 million of its outstanding 6.875% Senior Notes due November 15, 2012.
Mortgage Company Loan Facility
In July 2013, TBI Mortgage Company (“TBI Mortgage”), the Company's wholly-owned mortgage subsidiary, amended its Master Repurchase Agreement (the “Repurchase Agreement”) with Comerica Bank. The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by TBI Mortgage and it is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” The Repurchase Agreement, as amended, provides for loan purchases of up to $50 million, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $75 million for a short period of time. The Repurchase Agreement, as amended, expires on July 22, 2014 and bears interest at LIBOR plus 2.00% per annum, with a minimum rate of 3.00%.

6. Accrued Expenses
Accrued expenses at July 31, 2013 and October 31, 2012 consisted of the following (amounts in thousands):

	July 31, 2013	October 31, 2012
Land, land development and construction	$151,932	$126,866
Compensation and employee benefits	101,661	111,243
Insurance and litigation	97,585	101,908
Warranty	42,067	41,706
Interest	43,891	28,204
Other	81,311	66,423
	$518,447	$476,350
The Company accrues for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Warranty costs are accrued based upon historical experience. The table below provides, for the periods indicated, a reconciliation of the changes in the Company’s warranty accrual (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2013	2012	2013	2012
Balance, beginning of period	$41,706	$42,474	$41,109	$42,997
Additions – homes closed during the period	9,053	6,994	3,831	3,050
Addition – liabilities acquired		731
(Decrease) increase in accruals for homes closed in prior periods	(342)	1,236	136	(529)
Charges incurred	(8,350)	(9,175)	(3,009)	(3,258)
Balance, end of period	$42,067	$42,260	$42,067	$42,260
7. Income Taxes
The tables below provide, for the periods indicated, reconciliations of the Company’s effective tax rate from the federal statutory tax rate (amounts in thousands):

	Nine months ended July 31,
	2013		2012
	$	%*	$	%*
Federal tax provision at statutory rate	41,141	35.0	18,268	35.0
State tax provision, net of federal benefit	4,890	4.2	2,205	4.2
Reversal of state tax provisions – finalization of audits			(1,782)	(3.4)
Reversal of accrual for uncertain tax positions	(3,885)	(3.3)	(18,073)	(34.6)
Valuation allowance – recognized			1,400	2.7
Valuation allowance – reversed	(3,133)	(2.7)	(31,164)	(59.7)
Accrued interest on anticipated tax assessments	2,837	2.4	2,600	5.0
Other	(4)		3,010	5.7
Income tax provision (benefit)	41,846	35.6	(23,536)	(45.1)

	Three months ended July 31,
	2013		2012
	$	%*	$	%*
Federal tax provision at statutory rate	23,888	35.0	15,034	35.0
State tax provision, net of federal benefit	2,839	4.2	1,815	4.2
Decrease in unrecognized tax benefits			(277)	(0.6)
Reversal of state tax provisions – finalization of audits			(1,782)	(4.2)
Reversal of accrual for uncertain tax positions	(3,885)	(5.7)	(12,794)	(29.8)
Valuation allowance – recognized			3,500	8.1
Valuation allowance – reversed	(1,856)	(2.7)	(27,847)	(64.8)
Accrued interest on anticipated tax assessments	854	1.3	650	1.5
Other	(182)	(0.3)	3,010	7.1
Income tax provision (benefit)	21,658	31.7	(18,691)	(43.5)
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
For state tax purposes, due to past and projected losses in certain jurisdictions where the Company does not have carryback potential and/or cannot sufficiently forecast future taxable income, the Company has recognized net cumulative valuation allowances against its state deferred tax assets of $53.9 million and $57.0 million as of July 31, 2013 and October 31, 2012, respectively.
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
Information regarding the amount of total stock-based compensation expense and tax benefit recognized by the Company, for the periods indicated, is as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2013	2012	2013	2012
Total stock-based compensation expense recognized	$14,449	$12,227	$4,422	$3,367
Income tax benefit recognized	$5,283	$4,409	$1,617	$1,174
At July 31, 2013 and October 31, 2012, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $23.9 million and $14.2 million, respectively.
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
The weighted-average assumptions and the fair value used for stock option grants in fiscal 2013 and 2012 were as follows:

	2013	2012
Expected volatility	44.04% - 48.13%	44.20% - 50.24%
Weighted-average volatility	46.70%	46.99%
Risk-free interest rate	0.64% - 1.56%	0.78% - 1.77%
Expected life (years)	4.48 - 8.88	4.59 - 9.06
Dividends	none	none
Weighted-average grant date fair value per share of options granted	$13.05	$8.70
Stock compensation expense, related to stock options, for the periods indicated, was as follows (amounts in thousands):

	2013	2012
Nine months ended July 31,	$6,276	$6,091
Three months ended July 31,	$1,442	$1,346

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
The value of the Performance-Based RSUs was determined to be equal to the estimated number of shares of the Company’s common stock to be issued multiplied by the closing price of the Company’s common stock on the New York Stock Exchange ("NYSE") on the date the performance goals were approved by the Executive Compensation Committee. The Company evaluates the performance goals quarterly and estimates the number of shares underlying the Performance-Based RSUs that are probable of being issued. Information regarding the issuance, valuation assumptions and amortization of the Company’s Performance-Based RSUs issued in fiscal 2013 and 2012 is provided below.

	2013	2012
Estimated number of shares underlying Performance-Based RSUs to be issued	289,533	366,000
Closing price of the Company’s common stock on date performance goals were approved	$37.78	$20.50
Estimated aggregate fair value of Performance-Based RSUs to be issued (in thousands)	$10,939	$7,503
Performance-Based RSU expense recognized in the nine months ended July 31, (in thousands)	$4,662	$2,931
Performance-Based RSU expense recognized in the three months ended July 31, (in thousands)	$2,074	$1,011
Unamortized value of Performance-Based RSUs at July 31, (in thousands)	$9,913	$4,572

Stock Price-Based Restricted Stock Units
Information regarding the amortization of the Company’s Stock Price-Based RSUs, for the periods indicated, is provided below (amounts in thousands):

	2013	2012
Nine months ended July 31,	$1,395	$2,207
Three months ended July 31,	$416	$679
Information regarding the aggregate number of outstanding Stock Price-Based RSUs and aggregate unamortized value of the outstanding Stock Price-Based RSUs, as of the date indicated, is provided below:

	July 31, 2013	October 31, 2012
Aggregate outstanding Stock Price-Based RSUs	306,000	506,000
Cumulative unamortized value of Stock Price-Based RSUs (in thousands)	$647	$2,042

In December 2012, the Company issued and distributed 200,000 shares of stock pursuant to a Stock Price-Based RSU award.

Non-Performance Based Restricted Stock Units
The Company issued RSUs to various officers, employees and non-employee directors. The value of the RSUs was determined to be equal to the number of shares of the Company’s common stock to be issued pursuant to the RSUs, multiplied by the closing price of the Company’s common stock on the NYSE on the date the RSUs were awarded. Information regarding these RSUs issued in the nine months ended July 31, 2013 and 2012 is as follows:

	2013	2012
Number of RSUs issued	94,080	106,970
Closing price of the Company’s common stock on date of issuance	$32.22	$20.50
Aggregate fair value of RSUs issued (in thousands)	$3,031	$2,193
Information regarding the amortization of the Company’s RSUs, for the periods indicated, is as follows (amounts in thousands):

	2013	2012
Nine months ended July 31,	$2,048	$933
Three months ended July 31,	$464	$308

Information regarding the aggregate number of outstanding RSUs and aggregate unamortized value of the outstanding RSUs, as of the date indicated, is as follows:

	July 31, 2013	October 31, 2012
Aggregate outstanding RSUs	227,658	137,764
Cumulative unamortized value of RSUs (in thousands)	$2,212	$1,326

9. Employee Retirement Plans
The Company has two unfunded supplemental retirement plans (“SERPs”). The table below provides, for the periods indicated, costs recognized and payments made related to its SERPs (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2013	2012	2013	2012
Service cost	$354	$291	$118	$97
Interest cost	782	909	261	303
Amortization of prior service obligation	633	553	211	184
Amortization of unrecognized losses	108	50	36	17
Total costs	$1,877	$1,803	$626	$601
Benefits paid	$677	$535	$233	$310
10. Accumulated Other Comprehensive (Loss) Income
The tables below provide, for the periods indicated, the components of accumulated other comprehensive (loss) income (amounts in thousands):

	Nine months ended July 31, 2013
	Employee retirement plans	Available-for-sale securities	Derivative instruments	Total
Balance, beginning of period	$(4,446)	$180	$(553)	$(4,819)
Other comprehensive (loss) income before reclassifications	(826)	(191)	556	(461)
Gross amounts reclassified from accumulated other comprehensive income	741	15		756
Income tax (expense) benefit	30	69	(205)	(106)
Other comprehensive income (loss), net of tax	(55)	(107)	351	189
Balance, end of period	$(4,501)	$73	$(202)	$(4,630)

	Three months ended July 31, 2013
	Employee retirement plans	Available-for-sale securities	Derivative instruments	Total
Balance, beginning of period	$(4,464)	$143	$(540)	$(4,861)
Other comprehensive (loss) income before reclassifications	(307)	(262)	532	(37)
Gross amounts reclassified from accumulated other comprehensive income	247	152		399
Income tax (expense) benefit	23	40	(194)	(131)
Other comprehensive income (loss), net of tax	(37)	(70)	338	231
Balance, end of period	$(4,501)	$73	$(202)	$(4,630)
Reclassifications for the amortization of the employee retirement plans are included in selling, general and administrative expense in the condensed consolidated statements of operations. See Note 9 for additional information. Reclassifications for the realized loss on available-for-sale securities are included in other income - net in the condensed consolidated statements of operations.

11. Stock Repurchase Program
In March 2003, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans. The table below provides, for the periods indicated, information about the Company’s share repurchase program:

	Nine months ended July 31,		Three months ended July 31,
	2013	2012	2013	2012
Number of shares purchased (in thousands)	495	16	490	3
Average price per share	$30.90	$23.75	$30.87	$28.10
Remaining authorization at July 31 (in thousands)	8,270	8,770	8,270	8,770
12. Income per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of income per share, common stock equivalents, weighted-average number of anti-dilutive options and shares issued (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2013	2012	2013	2012
Numerator:
Net income as reported	$75,701	$75,729	$46,595	$61,643
Plus: Interest and costs attributable to 0.5% Exchangeable Senior Notes, net of income tax benefit	1,208		404
Numerator for diluted earnings per share	$76,909	$75,729	$46,999	$61,643

Denominator:
Basic weighted-average shares (a)	169,237	166,990	169,268	167,664
Common stock equivalents (b)	2,871	1,623	2,875	2,565
Shares attributable to 0.5% Exchangeable Senior Notes	5,858		5,858
Diluted weighted-average shares	177,966	168,613	178,001	170,229
Other information:
Weighted-average number of anti-dilutive options and restricted stock units (b)	1,159	4,663	1,198	3,279
Shares issued under stock incentive and employee stock purchase plans	728	2,269	94	666

(a)	Basic weighted-average shares include the weighted-average number of shares outstanding for the period and vested shares issuable under restricted stock unit awards.

(b)	Based upon the average closing price of the Company’s common stock on the NYSE for the period.

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
Financial Instruments
The table below provides, as of the date indicated, a summary of assets (liabilities) related to the Company’s financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	July 31, 2013	October 31, 2012
Corporate Securities	Level 2	$97,495	$260,772
Certificates of Deposit	Level 2	$25,032	$148,112
Short-Term Tax-Exempt Bond Fund	Level 1		$30,184
Residential Mortgage Loans Held for Sale	Level 2	$72,163	$86,386
Forward Loan Commitments—Residential Mortgage Loans Held for Sale	Level 2	$2,090	$(102)
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(4,899)	$(202)
Forward Loan Commitments—IRLCs	Level 2	$4,899	$202
At July 31, 2013 and October 31, 2012, the carrying value of cash and cash equivalents and restricted cash approximated fair value.
Mortgage Loans Held for Sale
The table below provides, as of the date indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Excess
At July 31, 2013	$73,489	$72,163	$(1,326)
At October 31, 2012	$84,986	$86,386	$1,400
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
IRLCs represent individual borrower agreements that commit the Company to lend at a specified price for a specified period as long as there is no violation of any condition established in the commitment contract. These commitments have varying degrees of interest rate risk. The Company utilizes best-efforts forward loan commitments (“Forward Commitments”) to hedge the interest rate risk of the IRLCs and residential mortgage loans held for sale. Forward Commitments represent contracts with third-party investors for the future delivery of loans whereby the Company agrees to make delivery at a specified future date at a specified price. The IRLCs and Forward Commitments are considered derivative financial instruments under ASC 815, “Derivatives and Hedging,” which requires derivative financial instruments to be recorded at fair value. The Company estimates the fair value of such commitments based on the estimated fair value of the underlying mortgage loan and, in the case of IRLCs, the probability that the mortgage loan will fund within the terms of the IRLC. The fair values of IRLCs and forward loan commitments are included in either receivables, prepaid assets and other assets or accrued liabilities, as appropriate. To manage the risk of non-performance of investors regarding the Forward Commitments, the Company assesses the credit worthiness of the investors on a periodic basis.
Marketable Securities
The table below provides, as of the date indicated, the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of marketable securities (amounts in thousands):

	July 31, 2013	October 31, 2012
Amortized cost	$122,423	$438,755
Gross unrealized holding gains	171	451
Gross unrealized holding losses	(67)	(138)
Fair value	$122,527	$439,068

The estimated fair values of corporate securities and certificates of deposit are based on quoted prices provided by brokers. The remaining contractual maturities of marketable securities as of July 31, 2013 ranged from 19 days to 28 months.
Inventory
The Company recognizes inventory impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory was determined using Level 3 criteria. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. See Note 1, “Significant Accounting Policies, Inventory” in the Company's Annual Report on Form 10-K/A for additional information regarding the Company’s methodology on determining fair value. As further discussed in Note 1 in the Company's Annual Report on Form 10-K/A, determining the fair value of a community's inventory involves a number of variables, many of which are interrelated. If the Company used a different input for any of the various unobservable inputs used in its impairment analysis, the results of the analysis may have been different, absent any other changes. The table below summarizes, for the periods indicated, the ranges of certain quantitative unobservable inputs utilized in determining the fair value of impaired communities:

	Selling price per unit (in thousands)	Sales pace per year (in units)	Discount rate
Three months ended July 31, 2013	$475 - $500	2	15.0%
Three months ended April 30, 2013	—	—	—%
Three months ended January 31, 2013	$303 - $307	15	15.3%
Three months ended October 31, 2012	$501 - $536	11	18.3%
Three months ended July 31, 2012	$175 - $571	4 - 12	14.0% - 17.5%
Three months ended April 30, 2012	$413 - $472	6 - 17	17.5%
Three months ended January 31, 2012	$344 - $2,287	1 - 25	13.0% - 18.8%
The table below provides, for the periods indicated, the fair value of operating communities whose carrying value was adjusted and the amount of impairment charges recognized ($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges
Fiscal 2013:
January 31	60	2	$5,377	$700
April 30	79	1	$749	340
July 31	76	1	$191	100
				$1,140
Fiscal 2012:
January 31	113	8	$49,758	$6,425
April 30	115	2	$22,962	2,560
July 31	115	4	$6,609	2,685
October 31	108	3	$9,319	1,400
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

	July 31, 2013	October 31, 2012
Carrying amount	$42,500	$37,169
Estimated fair value	$53,358	$38,109
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
Debt
The table below provides, as of the date indicated, the book value and estimated fair value of the Company’s debt (amounts in thousands):

		July 31, 2013		October 31, 2012
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (a)	Level 2	$97,679	$97,298	$99,817	$99,093
Senior notes (b)	Level 1	2,430,121	2,544,115	2,089,189	2,340,189
Mortgage company warehouse loan (c)	Level 2	65,654	65,654	72,664	72,664
		$2,593,454	$2,707,067	$2,261,670	$2,511,946

(a)
The estimated fair value of loans payable was based upon their indicated market prices or the interest rates that the Company believed were available to it for loans with similar terms and remaining maturities as of the applicable valuation date.

(b)	The estimated fair value of the Company’s senior notes is based upon their indicated market prices.

(c)	The Company believes that the carrying value of its mortgage company warehouse loan borrowings approximates their fair value.

14. Other Income - Net
The table below provides, for the periods indicated, the components of other income - net (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2013	2012	2013	2012
Interest income	$3,713	$3,301	$1,036	$1,117
Income from ancillary businesses	4,452	4,313	1,020	1,585
Gibraltar	5,184	6,509	4,072	645
Management fee income	1,796	1,845	665	369
Retained customer deposits	1,879	2,330	756	1,082
Land sales, net	2,968	1,257	2,713	11
Income recognized from settlement of litigation	13,229
Other	3,223	2,477	2,022	972
	$36,444	$22,032	$12,284	$5,781
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
Income from ancillary businesses includes the activity of the Company’s non-core businesses which include its mortgage, title, landscaping, security monitoring and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for the Company’s non-core ancillary businesses (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2013	2012	2013	2012
Revenue	$64,092	$51,791	$24,666	$19,255
Expense	$59,640	$47,478	$23,646	$17,670
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

Information regarding the Company’s land purchase commitments, as of the date indicated, is provided in the table below (amounts in thousands):

	July 31, 2013	October 31, 2012
Aggregate purchase commitments:
Unrelated parties	$1,520,092	$742,918
Unconsolidated entities that the Company has investments in	61,738	4,067
Total	$1,581,830	$746,985
Deposits against aggregate purchase commitments	$71,999	$42,921
Additional cash required to acquire land	1,509,831	704,064
Total	$1,581,830	$746,985
Amount of additional cash required to acquire land in accrued expenses	$4,336	$4,328
In addition, the Company expects to purchase approximately 545 additional lots from a joint venture in which it has a 50% interest. The purchase price of the lots will be determined at a future date.
At July 31, 2013, the Company had purchase commitments to acquire land for apartment developments of approximately $61.3 million, of which it had outstanding deposits in the amount of $1.7 million. The Company also had a purchase commitment, subject to completion of due diligence, to acquire a parcel of land for approximately $79.3 million which it intends to develop with one or more partners in a joint venture; the Company intends to purchase a portion of the lots from the joint venture and the joint venture will sell the remaining lots to the other partners or outside builders.
The Company has additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since it does not believe that it will complete the purchase of these land parcels and no additional funds will be required from the Company to terminate these contracts.
Surety Bonds and Letters of Credit
At July 31, 2013, the Company had outstanding surety bonds amounting to $427.5 million, primarily related to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that $271.1 million of work remains on these improvements. The Company has an additional $64.8 million of surety bonds outstanding that guarantee other obligations of the Company. The Company believes it is not probable that any outstanding bonds will be drawn upon.
At July 31, 2013, the Company had outstanding letters of credit of $82.4 million, including $69.6 million under its credit facility and $12.8 million collateralized by restricted cash. These letters of credit were issued to secure various financial obligations of the Company including insurance policy deductibles and other claims, land deposits and security to complete improvements in communities which it is operating. The Company believes it is not probable that any outstanding letters of credit will be drawn upon. On August 1, 2013, the Company entered into a new credit facility and terminated its existing facility. The $69.6 million of letters of credit under its credit facility at July 31, 2013 were transfered to the new facility. See Note 5, "Credit Facility, Senior Notes and Mortgage Company Loan Facility" for more information regarding the Company’s new credit facility.
Backlog
At July 31, 2013, the Company had agreements of sale outstanding to deliver 4,001 homes with an aggregate sales value of $2.84 billion.
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
Information regarding the Company’s mortgage commitments, as of the date indicated, is provided in the table below (amounts in thousands):

	July 31, 2013	October 31, 2012
Aggregate mortgage loan commitments:
IRLCs	$245,412	$111,173
Non-IRLCs	654,433	456,825
Total	$899,845	$567,998
Investor commitments to purchase:
IRLCs	$245,412	$111,173
Mortgage loans receivable	69,239	80,697
Total	$314,651	$191,870
16. Geographic Segments
Revenue and income (loss) before income taxes for each of the Company’s geographic segments, for the periods indicated, were as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2013	2012	2013	2012
Revenue:
North	$379,723	$363,801	$182,773	$177,068
Mid-Atlantic	446,001	360,007	166,303	155,602
South	418,310	255,910	195,568	97,076
West	385,731	270,237	144,516	124,573
Total	$1,629,765	$1,249,955	$689,160	$554,319
Income (loss) before income taxes:
North	$44,405	$51,453	$29,655	$33,720
Mid-Atlantic	53,787	37,046	20,211	18,256
South	38,796	9,200	21,901	5,202
West	42,881	17,108	21,827	8,940
Corporate and other	(62,322)	(62,614)	(25,341)	(23,166)
Total	$117,547	$52,193	$68,253	$42,952
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
Total assets for each of the Company’s geographic segments, as of the date indicated, are shown in the table below (amounts in thousands).

	July 31, 2013	October 31, 2012
North	$1,532,338	$1,205,900
Mid-Atlantic	1,429,246	1,304,798
South	955,964	821,001
West	1,142,769	913,699
Corporate and other	1,727,226	1,935,646
Total	$6,787,543	$6,181,044

Corporate and other is comprised principally of cash and cash equivalents, marketable securities, restricted cash, the assets of the Company’s manufacturing facilities and mortgage subsidiary, and its Gibraltar investments.

The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable and recoveries of prior charges for the periods indicated, as shown in the table below; the net carrying value of inventory and investments in and advances to unconsolidated entities for each of the Company’s geographic segments, as of the dates indicated, are also shown in the table below (amounts in thousands):

	Net Carrying Value		Impairments
	At July 31,	At October 31,	Nine months ended July 31,		Three months ended July 31,
	2013	2012	2013	2012	2013	2012
Inventory:
Land controlled for future communities:
North	$35,306	$13,196	$832	$(949)	$33	$47
Mid-Atlantic	29,994	27,249	33	722	16	41
South	12,194	7,724	362	799	1	231
West	14,165	8,131	(390)	89	89	116
	91,659	56,300	837	661	139	435
Land owned for future communities:
North	325,157	226,082
Mid-Atlantic	359,366	431,620
South	159,909	141,644		918
West	186,541	241,027
	1,030,973	1,040,373	—	918	—	—
Operating communities:
North	978,104	803,085	940	2,725	100
Mid-Atlantic	925,153	729,739		4,100		2,000
South	696,943	603,239		4,245		85
West	794,176	528,451	200	600		600
	3,394,376	2,664,514	1,140	11,670	100	2,685
Total	$4,517,008	$3,761,187	$1,977	$13,249	$239	$3,120

Investments in and advances to unconsolidated entities:
North	$164,950	$142,213
South	47,269	31,252
West	110,073	116,452		(1,621)
Corporate	34,545	40,700
Total	$356,837	$330,617	$—	$(1,621)	$—	$—

17. Supplemental Disclosure to Statements of Cash Flows
The following are supplemental disclosures to the condensed consolidated statements of cash flows for the nine months ended July 31, 2013 and 2012 (amounts in thousands):

	2013	2012
Cash flow information:
Interest capitalized, net of amount paid	$4,248	$2,814
Income tax payment	$1,715	$2,975
Income tax refunds	$1,156
Non-cash activity:
Cost of inventory acquired through seller financing or municipal bonds, net	$37,230	$21,422
Financed portion of land sale	$7,200
Reduction in inventory for Company's share of earnings in land purchased from unconsolidated entities	$1,327
Transfer of investment in REO to inventory	$764
Reclassification of deferred income from inventory to accrued liabilities	$4,545
Miscellaneous decreases in inventory		$(286)
Defined benefit plan amendment	$826	$310
Increase in accrued expenses related to Stock Price-Based RSUs paid	$2,942
Increase in investments in unconsolidated entities due to increase in letters of credit or accrued liabilities	$74	$481
Transfer of inventory to investment in distressed loans and foreclosed real estate		$802
Transfer of inventory to investment in unconsolidated entities	$27,631	$5,793
Reclassification of deferred income from investment in unconsolidated entities to accrued liabilities		$2,943
Unrealized gain on derivative held by equity investee	$555	$942
Increase in investments in unconsolidated entities for change in the fair value of debt guarantees	$1,460
Miscellaneous decreases to investments in unconsolidated entities	$(234)	$(89)
Acquisition of Business:
Fair value of assets purchased		$149,959
Liabilities assumed		$5,213
Cash paid		$144,746
18. Supplemental Guarantor Information
A 100% owned subsidiary of the Company, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following Senior Notes (amounts in thousands):

	Original Amount Issued	Amount outstanding at July 31, 2013

5.95% Senior Notes due 2013	$250,000	$104,785
4.95% Senior Notes due 2014	$300,000	$267,960
5.15% Senior Notes due 2015	$300,000	$300,000
8.91% Senior Notes due 2017	$400,000	$400,000
6.75% Senior Notes due 2019	$250,000	$250,000
5.875% Senior Notes due 2022	$419,876	$419,876
4.375% Senior Notes due 2023	$400,000	$400,000
0.5% Exchangeable Senior Notes due 2032	$287,500	$287,500

The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest are guaranteed jointly and severally on a senior basis by the Company and substantially all of the Company’s 100% owned home building subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional. The Company’s non-home building subsidiaries and several of its home building subsidiaries (together, the “Non-Guarantor Subsidiaries”) do not guarantee the debt. The Subsidiary Issuer generates no operating revenues and does not have any independent operations other the the financing of other subsidiaries of the Company by lending the proceeds from the above described debt issuances.
Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such disclosures would not be material to investors.
The condensed consolidating financial statements have been revised in order to (i) reflect the transfer of the balance sheet, statements of operations and cash flows of certain non-guarantor subsidiaries to guarantor subsidiaries as a result of such entities becoming guarantor subsidiaries as of April 30, 2013 and the reclassification of guarantor and non-guarantor intercompany advances and equity balances with corresponding offsets in the elimination column and (ii) revise the presentation of cash flows from operating activities, financing activities and investing activities in the condensed consolidating statements of cash flows for the nine-month period ended July 31, 2012 to reflect intercompany activity, which had previously been included in cash flow from operating activities, as cash flow from investing activities and cash flow from financing activities.
This revised presentation has no impact or effect on Toll Brothers, Inc.'s condensed consolidated financial statements for any period presented, including the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, or Statements of Cash Flows.
Summary financial information related to the transfer of certain Non-Guarantor Subsidiaries to Guarantor Subsidiaries and the reclassification of guarantor and non-guarantor intercompany advances and equity balances, resulting in a decrease in Non-Guarantor Subsidiaries amounts, is presented below (amounts in thousands):

October 31, 2012
Inventory	$212,504
Investments in and advances to unconsolidated entities	$110,014
Total assets	$326,924
Loans payable	$30,424
Intercompany advances	$281,584
Total liabilities	$322,024
Equity	$4,900

	Nine months ended July 31, 2012	Three months ended July 31, 2012
Revenue	$—	$—
Operating loss	$(1,294)	$(508)
Income before income taxes	$273	$1,232

Following is a reconciliation of the amounts previously reported to the reclassified amounts as stated in the following components of the revised condensed consolidating statement of cash flows for the nine-month period ended July 31, 2012.

	As previously reported	Reclassification of intercompany activity	Change in status from Non-Guarantor to Guarantor	As reclassified
Cash flow (used in) provided by operating activities:
Net cash (used in) provided by operating activities
Toll Brothers, Inc.	$(24,131)	$(18,177)	$—	$(42,308)
Subsidiary Issuer	$(296,227)	$312,000	$—	$15,773
Guarantor Subsidiaries	$(4,319)	$(169,156)	$4,753	$(168,722)
Non-Guarantor Subsidiaries	$90,581	$(123,540)	$(2,595)	$(35,554)
Elimination	$—	$(1,127)	$—	$(1,127)

Cash flow provided by (used in) investing activities:
Intercompany advances
Toll Brothers, Inc.	$—	$18,177	$—	$18,177
Subsidiary Issuer	$—	$(312,000)	$—	$(312,000)
Guarantor Subsidiaries	$—	$—	$—	$—
Non-Guarantor Subsidiaries	$—	$—	$—	$—
Elimination	$—	$293,823	$—	$293,823

Net cash provided by (used in) investing activities
Toll Brothers, Inc.	$—	$18,177	$—	$18,177
Subsidiary Issuer	$—	$(312,000)	$—	$(312,000)
Guarantor Subsidiaries	$(218,666)	$—	$(5,929)	$(224,595)
Non-Guarantor Subsidiaries	$(158,724)	$—	$3,771	$(154,953)
Elimination	$—	$293,823	$—	$293,823

Cash flow provided by (used in) financing activities:
Intercompany advances
Toll Brothers, Inc.	$—	$—	$—	$—
Subsidiary Issuer	$—	$—	$—	$—
Guarantor Subsidiaries	$—	$169,156	$—	$169,156
Non-Guarantor Subsidiaries	$—	$123,540	$—	$123,540
Elimination	$—	$(292,696)	$—	$(292,696)

Net cash provided by (used in) financing activities
Toll Brothers, Inc.	$24,131	$—	$—	$24,131
Subsidiary Issuer	$296,227	$—	$—	$296,227
Guarantor Subsidiaries	$(18,944)	$169,156	$(536)	$149,676
Non-Guarantor Subsidiaries	$5,183	$123,540	$536	$129,259
Elimination	$—	$(292,696)	$—	$(292,696)

Supplemental consolidating financial information of Toll Brothers, Inc., the Subsidiary Issuer, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at Toll Brothers, Inc. on a consolidated basis is presented below ($ amounts in thousands).
Condensed Consolidating Balance Sheet at July 31, 2013:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	772,728	126,613	—	899,341
Marketable securities			112,508	10,019		122,527
Restricted cash	15,094		17,041	1,281		33,416
Inventory			4,494,099	22,909		4,517,008
Property, construction and office equipment, net			111,836	14,524		126,360
Receivables, prepaid expenses and other assets	120	16,524	86,904	98,424	(27,012)	174,960
Mortgage loans held for sale				72,163		72,163
Customer deposits held in escrow			48,878			48,878
Investments in and advances to unconsolidated entities			173,118	183,719		356,837
Investments in distressed loans				42,500		42,500
Investments in foreclosed real estate				72,912		72,912
Investments in and advances to consolidated entities	2,953,381	2,455,063	4,740		(5,413,184)	—
Deferred tax assets, net of valuation allowances	320,641					320,641
	3,289,236	2,471,587	5,821,852	645,064	(5,440,196)	6,787,543
LIABILITIES AND EQUITY
Liabilities:
Loans payable			97,679			97,679
Senior notes		2,384,717			41,089	2,425,806
Mortgage company warehouse loan				65,654		65,654
Customer deposits			231,493			231,493
Accounts payable			153,200	(37)		153,163
Accrued expenses		43,023	350,209	152,336	(27,121)	518,447
Advances from consolidated entities			1,750,366	402,694	(2,153,060)	—
Income taxes payable	78,973					78,973
Total liabilities	78,973	2,427,740	2,582,947	620,647	(2,139,092)	3,571,215
Equity:
Stockholders’ equity:
Common stock	1,693		48	3,006	(3,054)	1,693
Additional paid-in capital	430,191	49,400		1,734	(51,134)	430,191
Retained earnings (deficits)	2,797,098	(5,553)	3,238,967	13,502	(3,246,916)	2,797,098
Treasury stock, at cost	(14,218)					(14,218)
Accumulated other comprehensive loss	(4,501)		(110)	(19)		(4,630)
Total stockholders’ equity	3,210,263	43,847	3,238,905	18,223	(3,301,104)	3,210,134
Noncontrolling interest				6,194		6,194
Total equity	3,210,263	43,847	3,238,905	24,417	(3,301,104)	3,216,328
	3,289,236	2,471,587	5,821,852	645,064	(5,440,196)	6,787,543

Revised Condensed Consolidating Balance Sheet at October 31, 2012:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	712,024	66,800	—	778,824
Marketable securities			378,858	60,210		439,068
Restricted cash	28,268		17,561	1,447		47,276
Inventory			3,740,181	21,006		3,761,187
Property, construction and office equipment, net			106,963	3,008		109,971
Receivables, prepaid expenses and other assets	134	15,130	76,192	64,543	(11,441)	144,558
Mortgage loans held for sale				86,386		86,386
Customer deposits held in escrow			27,312	2,267		29,579
Investments in and advances to unconsolidated entities			180,159	150,458		330,617
Investments in distressed loans				37,169		37,169
Investments in foreclosed real estate				58,353		58,353
Investments in and advances to consolidated entities	2,816,607	2,092,810	4,740		(4,914,157)	—
Deferred tax assets, net of valuation allowances	358,056					358,056
	3,203,065	2,107,940	5,243,990	551,647	(4,925,598)	6,181,044
LIABILITIES AND EQUITY
Liabilities:
Loans payable			99,817			99,817
Senior notes		2,032,335			48,128	2,080,463
Mortgage company warehouse loan				72,664		72,664
Customer deposits			142,919	58		142,977
Accounts payable			99,889	22		99,911
Accrued expenses		27,476	344,555	115,922	(11,603)	476,350
Advances from consolidated entities			1,385,475	348,909	(1,734,384)	—
Income taxes payable	80,991					80,991
Total liabilities	80,991	2,059,811	2,072,655	537,575	(1,697,859)	3,053,173
Equity:
Stockholders’ equity:
Common stock	1,687		48	3,006	(3,054)	1,687
Additional paid-in capital	404,418	49,400		1,734	(51,134)	404,418
Retained earnings (deficits)	2,721,397	(1,271)	3,171,654	3,168	(3,173,551)	2,721,397
Treasury stock, at cost	(983)					(983)
Accumulated other comprehensive loss	(4,445)		(367)	(7)		(4,819)
Total stockholders’ equity	3,122,074	48,129	3,171,335	7,901	(3,227,739)	3,121,700
Noncontrolling interest				6,171		6,171
Total equity	3,122,074	48,129	3,171,335	14,072	(3,227,739)	3,127,871
	3,203,065	2,107,940	5,243,990	551,647	(4,925,598)	6,181,044

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the nine months ended July 31, 2013 ($ in thousands):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,658,184	48,186	(76,605)	1,629,765
Cost of revenues			1,322,437	7,083	(18,481)	1,311,039
Selling, general and administrative	151	2,203	267,627	34,244	(57,758)	246,467
	151	2,203	1,590,064	41,327	(76,239)	1,557,506
Income (loss) from operations	(151)	(2,203)	68,120	6,859	(366)	72,259
Other:
Income from unconsolidated entities			5,766	3,078		8,844
Other income - net	7,059		26,807	7,460	(4,882)	36,444
Intercompany interest income		94,055			(94,055)	—
Interest expense		(98,891)		(412)	99,303	—
Income from subsidiaries	110,639		9,946		(120,585)	—
Income (loss) before income taxes	117,547	(7,039)	110,639	16,985	(120,585)	117,547
Income tax provision (benefit)	41,846	(2,757)	43,326	6,651	(47,220)	41,846
Net income (loss)	75,701	(4,282)	67,313	10,334	(73,365)	75,701
Other comprehensive income (loss)	(55)		256	(12)		189
Total comprehensive income (loss)	75,646	(4,282)	67,569	10,322	(73,365)	75,890

Revised Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the nine months ended July 31, 2012 ($ in thousands):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,273,494	42,581	(66,120)	1,249,955
Cost of revenues			1,034,761	4,550	(12,954)	1,026,357
Selling, general and administrative	54	2,355	233,502	28,598	(51,724)	212,785
	54	2,355	1,268,263	33,148	(64,678)	1,239,142
Income (loss) from operations	(54)	(2,355)	5,231	9,433	(1,442)	10,813
Other:
Income from unconsolidated entities			15,475	3,873		19,348
Other income - net	39		15,209	3,397	3,387	22,032
Intercompany interest income		86,466			(86,466)	—
Interest expense		(84,111)		(410)	84,521	—
Income from subsidiaries	52,208		16,293		(68,501)	—
Income before income taxes	52,193	—	52,208	16,293	(68,501)	52,193
Income tax benefit	(23,536)		(23,541)	(7,346)	30,887	(23,536)
Net income	75,729	—	75,749	23,639	(99,388)	75,729
Other comprehensive (loss) income	293		(509)	(19)		(235)
Total comprehensive income	76,022	—	75,240	23,620	(99,388)	75,494

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended July 31, 2013 ($ in thousands):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			704,559	18,906	(34,305)	689,160
Cost of revenues			549,456	2,439	(6,806)	545,089
Selling, general and administrative	90	801	97,041	13,187	(22,249)	88,870
	90	801	646,497	15,626	(29,055)	633,959
Income (loss) from operations	(90)	(801)	58,062	3,280	(5,250)	55,201
Other:
Income from unconsolidated entities			726	42		768
Other income - net	2,374		2,335	4,081	3,494	12,284
Intercompany interest income		33,995			(33,995)	—
Interest expense		(35,561)		(190)	35,751	—
Income from subsidiaries	65,969		4,846		(70,815)	—
Income (loss) before income taxes	68,253	(2,367)	65,969	7,213	(70,815)	68,253
Income tax provision (benefit)	21,658	(927)	25,833	2,824	(27,730)	21,658
Net income (loss)	46,595	(1,440)	40,136	4,389	(43,085)	46,595
Other comprehensive income (loss)	(37)		220	48		231
Total comprehensive income (loss)	46,558	(1,440)	40,356	4,437	(43,085)	46,826

Revised Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended July 31, 2012 ($ in thousands):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			562,143	16,959	(24,783)	554,319
Cost of revenues			453,441	1,806	(7,319)	447,928
Selling, general and administrative	27	573	84,061	9,637	(19,406)	74,892
	27	573	537,502	11,443	(26,725)	522,820
Income (loss) from operations	(27)	(573)	24,641	5,516	1,942	31,499
Other:
Income from unconsolidated entities			4,672	1,000		5,672
Other income - net	19		7,615	(134)	(1,719)	5,781
Intercompany interest income		28,575			(28,575)	—
Interest expense		(28,002)		(350)	28,352	—
Income from subsidiaries	42,960		6,032		(48,992)	—
Income before income taxes	42,952	—	42,960	6,032	(48,992)	42,952
Income tax benefit	(18,691)		(18,692)	(1,966)	20,658	(18,691)
Net income	61,643	—	61,652	7,998	(69,650)	61,643
Other comprehensive income	201		25	19		245
Total comprehensive income	61,844	—	61,677	8,017	(69,650)	61,888

Condensed Consolidating Statement of Cash Flows for the nine months ended July 31, 2013 ($ in thousands):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	77,313	20,938	(541,461)	(3,430)	(9,895)	(456,535)
Cash flow provided by (used in) investing activities:
Purchase of property and equipment - net			(12,646)	(11,538)		(24,184)
Purchase of marketable securities			(25,938)	(10,264)		(36,202)
Sale and redemption of marketable securities			288,332	60,263		348,595
Investments in and advances to unconsolidated entities			(25,517)	(23,693)		(49,210)
Return of investments in unconsolidated entities			38,811	11,642		50,453
Investments in distressed loans and foreclosed real estate				(26,155)		(26,155)
Return of investments in distressed loans and foreclosed real estate				15,396		15,396
Intercompany advances	(72,369)	(362,253)			434,622	—
Net cash provided by (used in) investing activities	(72,369)	(362,253)	263,042	15,651	434,622	278,693
Cash flow provided by (used in) financing activities:
Net proceeds from issuance of senior notes		400,383				400,383
Proceeds from loans payable				796,791		796,791
Principal payments of loans payable			(31,035)	(803,801)		(834,836)
Redemption of senior notes		(59,068)				(59,068)
Proceeds from stock-based benefit plans	10,365					10,365
Receipts related to noncontrolling interest				33		33
Purchase of treasury stock	(15,309)					(15,309)
Intercompany advances			370,158	54,569	(424,727)	—
Net cash provided by (used in) financing activities	(4,944)	341,315	339,123	47,592	(424,727)	298,359
Net increase in cash and cash equivalents	—	—	60,704	59,813	—	120,517
Cash and cash equivalents, beginning of period	—	—	712,024	66,800	—	778,824
Cash and cash equivalents, end of period	—	—	772,728	126,613	—	899,341

Revised Condensed Consolidating Statement of Cash Flows for the nine months ended July 31, 2012 ($ in thousands):

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	(42,308)	15,773	(168,722)	(35,554)	(1,127)	(231,938)
Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net			(9,485)	9		(9,476)
Purchase of marketable securities			(257,431)	(60,138)		(317,569)
Sale and redemption of marketable securities			270,503			270,503
Investments in and advances to unconsolidated entities			(112,717)	(83,096)		(195,813)
Return of investments in unconsolidated entities			29,281	3,950		33,231
Investments in distressed loans and foreclosed real estate				(30,090)		(30,090)
Return of investments in distressed loans and foreclosed real estate				14,412		14,412
Acquisition of a business			(144,746)			(144,746)
Intercompany advances	18,177	(312,000)			293,823	—
Net cash (used in) provided by investing activities	18,177	(312,000)	(224,595)	(154,953)	293,823	(379,548)
Cash flow provided by (used in) financing activities:
Net proceeds from issuance of senior notes		296,227				296,227
Proceeds from loans payable				675,481		675,481
Principal payments of loans payable			(19,480)	(669,762)		(689,242)
Proceeds from stock-based benefit plans	24,515					24,515
Purchase of treasury stock	(384)					(384)
Intercompany advances			169,156	123,540	(292,696)	—
Net cash provided by financing activities	24,131	296,227	149,676	129,259	(292,696)	306,597
Net decrease in cash and cash equivalents	—	—	(243,641)	(61,248)	—	(304,889)
Cash and cash equivalents, beginning of period	—	—	777,012	129,328	—	906,340
Cash and cash equivalents, end of period	—	—	533,371	68,080	—	601,451

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements, notes thereto, and the related Management's Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended October 31, 2012. It also should be read in conjunction with the disclosure under “Statement on Forward-Looking Information” in this report.
Unless otherwise stated, net contracts signed represents a number or value equal to the gross number or value of contracts signed during the relevant period, less the number or value of contracts canceled during the relevant period, which includes contracts that were signed during the relevant period and in prior periods.
OVERVIEW
Financial Highlights
In the nine-month period ended July 31, 2013, we recognized $1.6 billion of revenues and net income of $75.7 million, as compared to $1.2 billion of revenues and net income of $75.7 million in the nine-month period ended July 31, 2012. Fiscal 2013 nine-month income before income taxes included $13.2 million of income recognized from the settlement of the previously disclosed derivative litigation, offset, in part, by $2.0 million of inventory impairments and write-offs. Fiscal 2012 nine-month income before income taxes included $13.2 million of inventory impairments and write-offs and a recovery of $1.6 million of previously incurred charges related to our investments in unconsolidated entities. During the fiscal 2013 nine-month period, we recognized an income tax provision of $41.8 million, as compared to an income tax benefit of $23.5 million in the fiscal 2012 period.
In the three-month period ended July 31, 2013, we recognized $689.2 million of revenues and net income of $46.6 million, as compared to $554.3 million of revenues and net income of $61.6 million in the three-month period ended July 31, 2012. Fiscal 2013 three-month income before income taxes included $0.2 million of inventory impairments and write-offs, as compared to $3.1 million in the fiscal 2012 three-month period. During the fiscal 2013 three-month period, we recognized an income tax provision of $21.7 million, as compared to an income tax benefit of $18.7 million in the fiscal 2012 period.
Our Business Environment and Current Outlook
During the nine-month period ended July 31, 2013, we experienced a continuation of the recovery of the housing market from the significant slowdown that started in the fourth quarter of our fiscal year ended October 31, 2005. We believe this recovery began early in our fiscal 2012.
In the nine-month period ended July 31, 2013, our net contracts signed increased 35.0% in units and 49.2% in value, as compared to the same period in fiscal 2012. Our net contracts signed in fiscal 2012, as compared to fiscal 2011, increased nearly 50% in the number of net contracts signed and 59% in the value of net contracts signed.
We believe that, as the unemployment rate has declined and consumer confidence has improved, pent-up demand continues to be released. We believe many of our target customers generally have remained employed during this downturn; however, we believe many deferred their home buying decisions because of concerns over the direction of the economy, the direction of home prices, and their ability to sell their existing home. Additionally, rising home prices, reduced inventory, and low mortgage rates have resulted in increased demand, although still below historical levels. We believe that the key to a full recovery in our business depends on these factors as well as a sustained stabilization of financial markets and the economy in general.
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
According to the U.S. Census Bureau, during the period 1970 through 2007, total housing starts in the United States averaged approximately 1.26 million per year, while in the period 2008 through 2012, total housing starts averaged approximately 0.7 million per year. Total annualized housing starts in July 2013 were approximately 0.9 million. In addition, based on the trend of household formations in relation to population growth during the period 2000 through 2007, the number of households formed in the four-year period of 2008 through 2011 was approximately 2.3 million fewer than would have been expected.
In many markets, the pipeline of approved and improved home sites has dwindled as builders and developers have lacked both the capital and the economic benefit for bringing sites through approvals. Therefore, we believe that as demand continues to strengthen, builders and developers with approved land in well-located markets will benefit. We believe that this will be particularly true for us because our land portfolio is heavily weighted in the metro-Washington, DC to metro-Boston corridor where land is scarce, approvals are more difficult to obtain, and overbuilding has been relatively less prevalent than in the Southeast and Western regions.
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
Based on our belief that the housing market has begun to recover, the increased attractiveness of land available for purchase and the revival of demand in certain areas, we have begun to increase our land positions. During fiscal 2012, the nine-month period ended July 31, 2013 and the three-month period ended July 31, 2013, we acquired control of approximately 6,100 home sites (net of options terminated), 9,500 home sites (net of options terminated) and 3,100 home sites (net of options terminated), respectively. At July 31, 2013, we controlled approximately 47,200 home sites of which we owned approximately 33,400. Of these 33,400 home sites, significant improvements were completed on approximately 12,400. At July 31, 2013 and 2012, we were selling from 225 and 226 communities, respectively. At October 31, 2012, we were selling from 224 communities, compared to 215 communities at October 31, 2011. During the nine-month period ended July 31, 2013, we opened 57 new communities for sale and sold out of 56 communities.
We expect to open approximately 23 communities for sale in the three-month period ending October 31, 2013. We expect to be selling from approximately 225 communities at October 31, 2013. At July 31, 2013, we had 44 communities that were temporarily closed due to market conditions and 26 communities for which we had acquired the land but have temporarily decided not to open.

Diversification
Based on our experience, our land acquisition/development, and construction expertise and our financial and marketing strength, we acquired control of a number of land parcels as for-rent apartment projects, including two student housing sites, totaling approximately 4,400 units. These projects, which are located in the metro-Boston to metro-Washington, D.C. corridor and which we are currently developing or expect to develop in partnership structures over the next several years, are currently expected to start generating revenues beginning in 2015. A number of these sites had been acquired by us as part of a larger purchase or were originally acquired to develop as for-sale homes. Of the 4,400 planned units, 1,200 are owned by joint ventures in which we have a 50% interest; approximately 1,600 are owned by us; 1,200 of them are under contract; and 400 of them are under letters of intent. Through Toll Brothers Realty Trust and Toll Brothers Realty Trust II, we have interests in approximately 1,500 apartment units in the Washington, D.C. area and Princeton Junction, NJ.
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
There has been significant media attention given to mortgage put-backs, a practice by which a buyer of a mortgage loan tries to recoup losses from the loan originator. We do not believe this is a material issue for our mortgage subsidiary. Of the approximately 16,900 loans sold by our mortgage subsidiary since November 1, 2004, only 37 have been the subject of either actual indemnification payments or take-backs or contingent liability loss provisions related thereto. We believe that this is due to (i) our typical home buyer's financial position and sophistication; (ii) on average, our home buyers who use mortgage financing to purchase a home pay approximately 30% of the purchase price in cash; (iii) our general practice of not originating certain loan types such as option adjustable rate mortgages and down payment assistance products, and our origination of few sub-prime and high loan-to-value/no documentation loans; (iv) our elimination of “early payment default” provisions from each of our agreements with our mortgage investors several years ago; and (v) the quality of our controls, processes and personnel in our mortgage subsidiary.
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
Gibraltar
We look for distressed real estate opportunities through our wholly-owned subsidiary Gibraltar Capital and Asset Management LLC (“Gibraltar”). Gibraltar selectively reviews a steady flow of new opportunities, including bank portfolios and other distressed real estate investments.

During the nine-month period ended July 31, 2013, Gibraltar acquired four loans directly and invested in a loan participation for an aggregate purchase price of approximately $26.0 million. The loans are secured by retail shopping centers, residential land and golf courses located in seven states.
At July 31, 2013, Gibraltar had investments in distressed loans of approximately $42.5 million, investments in foreclosed real estate of $72.9 million and an investment in a structured asset joint venture of $30.5 million.
During the nine-month periods ended July 31, 2013 and 2012, we recognized income, including its equity in the earnings from its investment in a structured asset joint venture, of $8.8 million and $7.5 million from the Gibraltar operations, respectively. For the three-month periods ended July 31, 2013 and 2012, we recognized income of $4.6 million and $0.6 million, respectively.
CONTRACTS AND BACKLOG
The aggregate value of net contracts signed increased $921.2 million or 49.2% in the nine-month period ended July 31, 2013, as compared to the nine-month period ended July 31, 2012. The value of net contracts signed was $2.80 billion (4,131 homes) and $1.87 billion (3,061 homes) in the nine-month periods ended July 31, 2013 and 2012, respectively. The increase in the aggregate value of net contracts signed in the fiscal 2013 period, as compared to the fiscal 2012 period, was the result of a 35.0% increase in the number of net contracts signed and a 10.5% increase in the average value of each contract signed. The increase in the number of net contracts signed was primarily due to an increase in demand for our homes in the fiscal 2013 period, as compared to the fiscal 2012 period. The increase in the average value of each contract signed in the fiscal 2013 period, as compared to the fiscal 2012 period, was due primarily to a change in mix of contracts signed to more expensive areas, higher priced product, increased prices and reduced incentives given on new contracts signed.
The aggregate value of net contracts signed increased $318.2 million or 47.2% in the three-month period ended July 31, 2013, as compared to the three-month period ended July 31, 2012. The value of net contracts signed was $992.6 million (1,405 homes) and $674.4 million (1,119 homes) in the three-month periods ended July 31, 2013 and 2012, respectively. The increase in the aggregate value of net contracts signed in the fiscal 2013 period, as compared to the fiscal 2012 period, was the result of a 25.6% increase in the number of net contracts signed, and a 17.2% increase in the average value of each contract signed. The increase in the number of net contracts signed was primarily due to an increase in demand for our homes in the fiscal 2013 period, as compared to the fiscal 2012 period. The increase in the average value of each contract signed in the fiscal 2013 period, as compared to the fiscal 2012 period, was due primarily to a change in mix of contracts signed to more expensive areas, higher priced product, increased prices and reduced incentives given on new contracts signed.
In the nine-month and three-month periods ended July 31, 2013, home buyers canceled $129.2 million (194 homes) and $41.1 million (68 homes) of signed contracts, respectively. In the nine-month and three-month periods ended July 31, 2012, home buyers canceled $75.9 million (129 homes) and $32.1 million (54 homes) of signed contracts, respectively. The cancellation rates of new contracts signed in the fiscal 2013 periods and 2012 periods were within our historical norms.
Backlog consists of homes under contract but not yet delivered to our home buyers. The value of our backlog at July 31, 2013 of $2.84 billion (4,001 homes) increased 75.2%, as compared to our backlog at July 31, 2012 of $1.62 billion (2,559 homes). Our backlog at October 31, 2012 and 2011 was $1.67 billion (2,569 homes) and $981.1 million (1,667 homes), respectively. The increase in the value of the backlog at July 31, 2013, as compared to the backlog at July 31, 2012, was primarily attributable to the increase in the aggregate value of net contracts signed in the nine-month period ended July 31, 2013, as compared to the nine-month period ended July 31, 2012, and the higher backlog at October 31, 2012, as compared to the backlog at October 31, 2011, offset, in part, by the increase in the aggregate value of our deliveries in the nine-month period of fiscal 2013, as compared to the aggregate value of deliveries in the nine-month period of fiscal 2012.
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

OFF-BALANCE SHEET ARRANGEMENTS
We have investments in and advances to various unconsolidated entities. Our investments in these entities are accounted for using the equity method of accounting. At July 31, 2013, we had investments in and advances to these entities of $356.8 million, and were committed to invest or advance $110.6 million to these entities if they require additional funding. The unconsolidated entities in which we have investments generally finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities which may include any, or all, of the following: (i) project completion including any cost overruns, in whole or in part, (ii) repayment guarantees, generally covering a percentage of the outstanding loan, (iii) indemnification of the lender from environmental matters of the unconsolidated entity and (iv) indemnification of the lender from “bad boy acts” of the unconsolidated entity.
In some instances, the guarantees provided in connection with loans to an unconsolidated entity are joint and several. In these situations, we generally have a reimbursement agreement with our partner that provides that neither party is responsible for more than its proportionate share of the guarantee. However, if the joint venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, we may be liable for more than our proportionate share.
We believe that as of July 31, 2013, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At July 31, 2013, the unconsolidated entities that have guarantees related to debt had loan commitments aggregating $244.8 million and had borrowed an aggregate of $71.3 million. We estimate that our maximum potential exposure under these guarantees, if the full amount of the loan commitments were borrowed, would be $227.5 million before any reimbursement from the our partners. Based on the amounts borrowed at July 31, 2013, our maximum potential exposure under these guarantees is estimated to be $59.9 million before any reimbursement from our partners.
In addition, we have guaranteed approximately $11.8 million of ground lease payments and insurance deductibles for three joint ventures.
For more information regarding these joint ventures, see Note 3, "Investments in and Advances to Unconsolidated Entities" in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
The trends, uncertainties or other factors that have negatively impacted our business and the industry in general have also impacted the unconsolidated entities in which we have investments. We review each of our investments on a quarterly basis for indicators of impairment. A series of operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of our investment in the unconsolidated entity has occurred. If a loss exists, we further review to determine if the loss is other than temporary, in which case we write down the investment to its fair value. The evaluation of our investment in unconsolidated entities entails a detailed cash flow analysis using many estimates including but not limited to expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, market conditions and anticipated cash receipts, in order to determine projected future distributions. Each of the unconsolidated entities evaluates its inventory in a similar manner. See “Critical Accounting Policies - Inventory” contained in the MD&A in our Annual Report on Form 10-K for the year ended October 31, 2012 for more detailed disclosure on our evaluation of inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, our proportionate share is reflected in income (loss) from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities. Based upon our evaluation of the fair value of our investments in unconsolidated entities, we determined that no impairments of our investments occurred in the nine-month and three-month periods ended July 31, 2013 and 2012.

RESULTS OF OPERATIONS
The following table sets forth, for the nine-month and three-month periods ended July 31, 2013 and 2012, a comparison of certain items in the condensed consolidated statements of operations ($ amounts in millions):

	Nine months ended July 31,				Three months ended July 31,
	2013		2012		2013		2012
	$	%*	$	%*	$	%*	$	%*
Revenues	1,629.8		1,250.0		689.2		554.3
Cost of revenues	1,311.0	80.4	1,026.4	82.1	545.1	79.1	447.9	80.8
Selling, general and administrative	246.5	15.1	212.8	17.0	88.9	12.9	74.9	13.5
	1,557.5	95.6	1,239.1	99.1	634.0	92.0	522.8	94.3
Income from operations	72.3		10.8		55.2		31.5
Other
Income from unconsolidated entities	8.8		19.3		0.8		5.7
Other income - net	36.4		22.0		12.3		5.8
Income before income taxes	117.5		52.2		68.3		43.0
Income tax provision (benefit)	41.8		(23.5)		21.7		(18.7)
Net income	75.7		75.7		46.6		61.6
* Percent of revenues
Note: Due to rounding, amounts may not add.
REVENUES AND COST OF REVENUES
Revenues for the nine months ended July 31, 2013 were higher than those for the comparable period of fiscal 2012 by approximately $379.8 million, or 30.4%. This increase was primarily attributable to a 22.8% increase in the number of homes delivered and a 6.2% increase in the average price of the homes delivered. In the fiscal 2013 period, we delivered 2,699 homes with a value of $1.63 billion, as compared to 2,198 homes in the fiscal 2012 period with a value of $1.25 billion. The average price of the homes delivered in the fiscal 2013 period was $603,800, as compared to $568,700 in the fiscal 2012 period. The increase in the number of homes delivered in the nine-month period ended July 31, 2013, as compared to the fiscal 2012 period, was primarily due to the higher number of homes in backlog at the beginning of fiscal 2013, as compared to the beginning of fiscal 2012. The increase in the average price of homes delivered in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily attributable to a shift in the number of homes delivered to more expensive areas and higher priced products. Of the $35,100 increase in the average delivered price in the fiscal 2013 period, as compared to the fiscal 2012 period, $15,300 was attributable to the delivery of 16 units from The Touraine, a luxury high-rise building in New York City.
Cost of revenues as a percentage of revenues was 80.4% in the nine-month period ended July 31, 2013, as compared to 82.1% in the nine-month period ended July 31, 2012. In the nine-month periods ended July 31, 2013 and 2012, we recognized inventory impairment charges and write-offs of $2.0 million and $13.2 million, respectively. Cost of revenues as a percentage of revenues, excluding impairments, was 80.3% of revenues in the nine-month period ended July 31, 2013, as compared to 81.1% in the fiscal 2012 period. The decrease in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in the fiscal 2013 period, as compared to the fiscal 2012 period, was due primarily to lower interest and closing costs and improved absorption of job overhead due to the increased number of homes closed in the fiscal 2013 period, as compared to the fiscal 2012 period, offset, in part, by the increased cost of land, land improvements, materials and labor in the fiscal 2013 period, as compared to the fiscal 2012 period. In the nine-month periods ended July 31, 2013 and 2012, interest cost as a percentage of revenues was 4.4% and 4.8%, respectively.
Revenues for the three months ended July 31, 2013 were higher than those for the comparable period of fiscal 2012 by approximately $134.9 million, or 24.3%. This increase was primarily attributable to a 10.0% increase in the number of homes delivered and a 13.1% increase in the average price of the homes delivered. In the fiscal 2013 period, we delivered 1,059 homes with a value of $689.2 million, as compared to 963 homes in the fiscal 2012 period with a value of $554.3 million. The average price of the homes delivered in the fiscal 2013 period was $650,800, as compared to $575,600 in the fiscal 2012 period. The increase in the number of homes delivered in the three-month period ended July 31, 2013, as compared to the fiscal 2012 period, was primarily due to the higher number of homes in backlog at the beginning of fiscal 2013, as compared to the beginning of fiscal 2012. The increase in the average price of homes delivered in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily attributable to a shift in the number of homes delivered to more expensive areas and higher priced products. Of the $75,200 increase in the average delivered price in the fiscal 2013 period, as compared to the fiscal 2012 period, $38,700 was attributable to the delivery of 16 units from The Touraine, a luxury high-rise building in New York City.
Cost of revenues as a percentage of revenues was 79.1% in the three-month period ended July 31, 2013, as compared to 80.8% in the three-month period ended July 31, 2012. In the three-month periods ended July 31, 2013 and 2012, we recognized inventory impairment charges and write-offs of $0.2 million and $3.1 million, respectively. Cost of revenues as a percentage of revenues, excluding impairments, was 79.1% of revenues in the three-month period ended July 31, 2013, as compared to 80.2% in the fiscal 2012 period. The decrease in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in the fiscal 2013 period, as compared to the fiscal 2012 period, was due primarily to lower interest and closing costs and improved absorption of job overhead due to the increased number of homes closed in the fiscal 2013 period, as compared to the fiscal 2012 period, and a slight decrease in the cost of land, land improvements, materials and labor in the fiscal 2013 period, as compared to the fiscal 2012 period. In the three-month periods ended July 31, 2013 and 2012, interest cost as a percentage of revenues was 4.2% and 4.7%, respectively.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)
SG&A increased by $33.7 million in the nine-month period ended July 31, 2013, as compared to the nine-month period ended July 31, 2012. As a percentage of revenues, SG&A was 15.1% in the fiscal 2013 period, as compared to 17.0% in the fiscal 2012 period. The decline in SG&A as a percentage of revenues was due to SG&A increasing by 15.8% while revenues increased 30.4%. The dollar increase in SG&A costs was due primarily to increased compensation, information technology, insurance and sales and marketing costs.
SG&A increased by $14.0 million in the three-month period ended July 31, 2013, as compared to the three-month period ended July 31, 2012. As a percentage of revenues, SG&A was 12.9% in the fiscal 2013 period, as compared to 13.5% in the fiscal 2012 period. The decline in SG&A as a percentage of revenues was due to SG&A increasing by 18.7% while revenues increased 24.3%. The dollar increase in SG&A costs was due primarily to increased compensation, information technology, insurance and sales and marketing costs.
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
In the nine-month period ended July 31, 2013, we recognized $8.8 million of income from unconsolidated entities, as compared to $19.3 million in the comparable period of fiscal 2012. In the nine-month period ended July 31, 2012, we recognized a $1.6 million recovery of previously incurred charges related to a Development Joint Venture. This $8.9 million decrease in income, excluding the recovery recognized in the fiscal 2012 period, was due principally to lower income in the fiscal 2013 period, as compared to the fiscal 2012 period, generated from two condominium joint ventures due to their substantial completion in the fiscal 2012 period, offset, in part, by higher income realized from Gibraltar's Structured Asset Joint Venture and a land development joint venture that sold a large parcel of land to an outside developer in the fiscal 2013 period, as compared to the fiscal 2012 period.
In the three-month period ended July 31, 2013, we recognized $0.8 million of income from unconsolidated entities, as compared to $5.7 million in the comparable period of fiscal 2012. This $4.9 million decrease in income was due principally to lower income in the fiscal 2013 period, as compared to the fiscal 2012 period, generated from two condominium joint ventures due to their substantial completion in the fiscal 2012 period.
OTHER INCOME - NET
Other income - net includes the gains and losses from our ancillary businesses, income from Gibraltar, interest income, management fee income, retained customer deposits, income/losses on land sales and other miscellaneous items.
For the nine months ended July 31, 2013 and 2012, other income-net was $36.4 million and $22.0 million, respectively. Fiscal 2013 other income-net includes $13.2 million of income from the previously-disclosed settlement of derivative litigation. Excluding these settlement proceeds, the increase in other income - net in the nine-month period ended July 31, 2013, as compared to the fiscal 2012 period, was primarily due to higher earnings from land sales, higher income from ancillary businesses, higher interest income and higher other miscellaneous income in the fiscal 2013 period, as compared to the fiscal

2012 period, offset, in part, by a decrease in income from our Gibraltar operations, and lower retained customer deposits in the fiscal 2013 period, as compared to the fiscal 2012 period.
For the three months ended July 31, 2013 and 2012, other income-net was $12.3 million and $5.8 million, respectively. The increase in other income - net in the three-month period ended July 31, 2013, as compared to the fiscal 2012 period, was primarily due to an increase in income from our Gibraltar operations, higher earnings from land sales and higher other miscellaneous income in the fiscal 2013 period, as compared to the fiscal 2012 period, offset, in part, by lower income from ancillary businesses in the fiscal 2013 period, as compared to the fiscal 2012 period.
INCOME BEFORE INCOME TAXES
For the nine-month period ended July 31, 2013, we reported income before income taxes of $117.5 million, as compared to $52.2 million in the nine-month period ended July 31, 2012.
For the three-month period ended July 31, 2013, we reported income before income taxes of $68.3 million, as compared to $43.0 million in the three-month period ended July 31, 2012.
INCOME TAX PROVISION (BENEFIT)
We recognized a $41.8 million tax provision in the nine-month period ended July 31, 2013. Based upon the federal statutory rate of 35%, our federal tax provision would have been $41.1 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was due primarily to the recognition of $2.8 million of accrued interest and penalties (net of federal tax provision) for previously accrued taxes on uncertain tax positions and $1.8 million provision for state income taxes, net of a reversal of $3.1 million of state valuation allowance, offset, in part, by the reversal of $3.9 million of previously accrued taxes on uncertain tax positions (net of federal tax provision).
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
We recognized a $21.7 million tax provision in the three-month period ended July 31, 2013. Based upon the federal statutory rate of 35%, our tax benefit would have been $23.9 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was due primarily to the recognition of a $1.0 million provision for state income taxes, net of a reversal of $1.9 million of state valuation allowance, and $0.9 million of accrued interest and penalties (net of federal tax provision) for previously accrued taxes on uncertain tax positions, offset, in part, by the reversal of $3.9 million of previously accrued taxes on uncertain tax positions (net of federal tax provision).
We recognized an $18.7 million tax benefit in the three-month period ended July 31, 2012. Based upon the federal statutory rate of 35%, our federal tax provision would have been $15.0 million. The difference between the tax benefit recognized and the tax provision based on the federal statutory rate was due primarily to the reversal of $24.3 million of deferred tax valuation allowance, net of new valuation allowances recognized, the reversal of $12.8 million of previously accrued taxes on uncertain tax positions (net of federal tax provision), offset, in part, by a $1.8 million provision for state income taxes and $0.7 million of accrued interest and penalties. The reversal of the deferred tax valuation allowance was due primarily to the earnings reported during the period and the recovery of valuation allowance related to the uncertain tax positions that were reversed.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings and the public debt and equity markets. At July 31, 2013, we had $899.3 million of cash and cash equivalents and $122.5 million of marketable securities. At October 31, 2012, we had $778.8 million of cash and cash equivalents and $439.1 million of marketable securities. Cash used in operating activities during the nine-month period ended July 31, 2013 was $456.5 million. Cash used in operating activities during the fiscal 2013 period was primarily used for the purchase of inventory, offset, in part, by cash generated from net income before income taxes, stock-based compensation and depreciation and amortization, an increase in customer deposits, the sale of mortgage loans to outside investors in excess of mortgage loans originated, an increase in accounts payable, and a reduction in restricted cash. The Company expects to utilize the reversal of a portion of its deferred tax assets and tax loss carryforwards to offset a substantial portion of any current year tax liability.
In the nine-month period ended July 31, 2013, cash provided by our investing activities was $278.7 million. The cash provided by investing activities was primarily generated from $312.4 million of net sales of marketable securities, $65.8 million of cash received as returns on our investments in unconsolidated entities, distressed loans and foreclosed real estate, offset, in part, by $49.2 million used to fund joint venture investments, $26.2 million for investments in distressed loans and foreclosed real estate and $24.2 million for the purchase of property and equipment. We generated $298.4 million of cash from financing activities in the nine-month period ended July 31, 2013, primarily from the issuance of $400 million of 4.375% Senior Notes due 2023 and $10.4 million from the proceeds of our stock-based benefit plans, offset in part, by the repayment of $59.1 million of our 6.875% Senior Notes in November 2012, $7.0 million of repayments of borrowings under our mortgage company warehouse facility, net of new borrowings under it, $31.0 million of repayments of other loans payable, and the repurchase of $15.3 million of our common stock.
At July 31, 2012, we had $601.5 million of cash and cash equivalents and $275.9 million of marketable securities. At October 31, 2011, we had $906.3 million of cash and cash equivalents and $233.6 million of marketable securities. Cash used in operating activities during the nine-month period ended July 31, 2012 was $231.9 million. Cash used in operating activities during the fiscal 2012 period was primarily used to fund the purchase of inventory, reduce accounts payable and accrued liabilities, including the payment of $57.6 million to fund a litigation settlement related to a development joint venture, and to replace letters of credit with cash deposits. In the nine-month period ended July 31, 2012, cash used in our investing activities was $379.5 million, including $144.7 million for the acquisition of the assets of CamWest Development LLC ("CamWest"), $195.8 million to fund new joint venture projects, $47.1 million of net purchases of marketable securities, $30.1 million for investments in distressed loans, and $9.5 million for the purchase of property and equipment. The cash used in investing activities was offset, in part, by $47.6 million of cash received as returns on our investments in unconsolidated entities and in non-performing loan portfolios and foreclosed real estate. We generated $306.6 million of cash from financing activities in the nine-month period ended July 31, 2012, primarily from the issuance of $300 million of 5.875% Senior Notes due 2022 in February 2012 and $24.5 million from the proceeds of our stock-based benefit plans, offset, in part, by the net repayment of loans payable.
At July 31, 2013, the aggregate purchase price of land parcels under option and purchase agreements was approximately $1.58 billion. Of the $1.58 billion of land purchase commitments, we paid or deposited $72.0 million, and, if we acquire all of these land parcels, we will be required to pay an additional $1.51 billion. In addition, we expect to acquire an additional 545 home sites from a joint venture in which we have a 50% interest; the purchase price of these lots will be determined in the future. The purchases of these land parcels are scheduled over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts. At July 31, 2013, we also had purchase commitments to acquire land for apartment developments of approximately $61.3 million and a commitment, subject to completion of due diligence, to acquire a land parcel for approximately $79.3 million which it intends to develop with one or more partners in a joint venture.
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we owned approximately 33,400 home sites at July 31, 2013, we do not need to buy home sites immediately to replace those which we deliver. Of the 33,100 home sites we owned, approximately 12,400 are substantially improved. In addition, we generally do not begin construction of our single-family detached homes until we have a signed contract with the home buyer. Should our business decline from present levels, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, or incur additional costs to improve land we already own, and as we sell and deliver the speculative homes that are currently in inventory, all of which should result in additional cash flow from operations. In addition, we might curtail our acquisition of additional land which would further reduce our inventory levels and cash needs. During the nine-month period ended July 31, 2013, we acquired control of approximately 9,500 lots (net of lot options terminated). At July 31, 2013, we owned or controlled through options approximately 47,200 home sites, as compared to 40,350 at October 31, 2012.
On August 1, 2013, we entered into an $1.035 billion unsecured, five-year credit facility with 15 banks which extends to August 1, 2018. This new credit facility replaced our existing $885 million credit facility which was due to mature in October 2014. Up to 75% of the credit facility is available for letters of credit. Under the terms of the credit facility, we are not permitted to allow our maximum leverage ratio (as defined in the credit agreement) to exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of approximately $2.23 billion at July 31, 2013. At July 31, 2013, our leverage ratio was approximately 0.48 to 1.00, and our tangible net worth was approximately $3.16 billion. Based upon the minimum tangible net worth requirement at July 31, 2013, our ability to pay dividends was limited to an aggregate amount of approximately $932.2 million or the repurchase of our common stock of approximately $1.42 billion.

At July 31, 2013, we had no outstanding borrowings under our $885 million credit facility but had outstanding letters of credit of approximately $69.6 million. The approximately $69.6 million outstanding letters of credit under the $885 million credit facility were transferred to the new credit facility.
In addition, at July 31, 2013, we had $12.8 million of letters of credit outstanding which were not part of our credit facility; these letters of credit are collateralized by $13.3 million of cash deposits.
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
The tables below summarize information related to units delivered and revenues and net contracts signed by geographic segment for the nine-month and three-month periods ended July 31, 2013 and 2012, and information related to backlog by geographic segment at July 31, 2013 and 2012, and at October 31, 2012 and 2011.
Units Delivered and Revenues ($ amounts in millions):

	Nine months ended July 31,				Three months ended July 31,
	2013 Units	2012 Units	2013	2012	2013 Units	2012 Units	2013	2012
North	589	617	$379.7	$363.8	241	280	$182.8	$177.0
Mid-Atlantic	823	659	446.0	360.0	305	290	166.3	155.6
South	663	444	418.3	255.9	296	166	195.6	97.1
West	624	478	385.8	270.3	217	227	144.5	124.6
	2,699	2,198	$1,629.8	$1,250.0	1,059	963	$689.2	$554.3
Net Contracts Signed ($ amounts in millions):

	Nine months ended July 31,				Three months ended July 31,
	2013 Units	2012 Units	2013	2012	2013 Units	2012 Units	2013	2012
North	1,023	754	$673.9	$516.4	335	227	$237.9	$148.1
Mid-Atlantic	1,210	893	713.3	490.5	413	337	257.2	179.8
South	947	674	645.4	417.9	366	264	252.8	160.1
West	951	740	762.4	449.0	291	291	244.7	186.4
	4,131	3,061	$2,795.0	$1,873.8	1,405	1,119	$992.6	$674.4

Backlog ($ amounts in millions):

	At July 31,				At October 31,
	2013 Units	2012 Units	2013	2012	2012 Units	2011 Units	2012	2011
North	1,089	690	$743.4	$459.9	655	553	$449.2	$307.4
Mid-Atlantic	1,045	721	653.4	419.5	658	487	386.2	288.9
South	1,033	672	710.5	425.2	749	442	483.5	263.2
West	834	476	727.7	314.0	507	185	351.0	121.6
	4,001	2,559	$2,835.0	$1,618.6	2,569	1,667	$1,669.9	$981.1
Revenues and Income (Loss) Before Income Taxes:
The following table summarizes by geographic segments total revenues and income (loss) before income taxes for the nine-month and three-month periods ended July 31, 2013 and 2012 (amounts in millions):

	Nine months ended July 31,		Three months ended July 31,
	2013	2012	2013	2012
Revenue:
North	$379.7	$363.8	$182.8	$177.0
Mid-Atlantic	446.0	360.0	166.3	155.6
South	418.3	255.9	195.6	97.1
West	385.8	270.3	144.5	124.6
Total	$1,629.8	$1,250.0	$689.2	$554.3

	Nine months ended July 31,		Three months ended July 31,
	2013	2012	2013	2012
Income (loss) before income taxes:
North	$44.4	$51.5	$29.7	$33.7
Mid-Atlantic	53.8	37.0	20.2	18.3
South	38.8	9.2	21.9	5.2
West	42.9	17.1	21.8	9.0
Corporate and other (a)	(62.4)	(62.6)	(25.3)	(23.2)
Total	$117.5	$52.2	$68.3	$43.0

(a)
“Corporate and other” is comprised principally of general corporate expenses such as the offices of the Executive Officers of the Company; and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups; interest income and income from the Company’s ancillary businesses, including Gibraltar; and income from a number of the Company's unconsolidated entities.

North
Revenues in the nine-month period ended July 31, 2013 were higher than those for the comparable period of fiscal 2012 by $15.9 million, or 4.4%. The increase in revenues was primarily attributable to an increase of 9.3% in the average selling price of the homes delivered, offset, in part, by a 4.5% decrease in the number of homes delivered. The increase in the average price of homes delivered in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily attributable to closings at The Touraine. In the nine-month period ended July 31, 2013, we closed 16 units at The Touraine, a high-rise building located in the New York urban market, with an average sales price of $3.2 million for each unit. Excluding The Touraine, the average selling price of the homes delivered decreased by 2.6% primarily due to a shift in the number of homes delivered to less expensive areas and/or products. The decrease in the number of homes delivered in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily due to a decrease in the number of homes delivered in two high-rise buildings located in the New York and New Jersey urban markets which substantially settled out in fiscal 2012, partially offset by the commencement of closings at The Touraine. The decrease in the number of homes delivered was further offset by increases in the number of homes delivered in other markets due to a higher backlog at October 31, 2012, as compared to October 31, 2011.
The value of net contracts signed in the nine-month period ended July 31, 2013 was $673.9 million, a 30.5% increase from the $516.4 million of net contracts signed during the nine-month period ended July 31, 2012. This increase was primarily due to a 35.7% increase in the number of net contracts signed, offset, in part, by a 3.8% decrease in the average value of each net contract. The increase in the number of net contracts signed was primarily due to an improvement in home buyer demand in the fiscal 2013 period as compared to the fiscal 2012 period. The decrease in the average sales price of net contracts signed in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily attributable to sales at The Touraine that opened for sale in the fourth quarter of fiscal 2011, offset, in part, by increases in base selling prices. In the nine-month period ended July 31, 2012, we signed 17 contracts at The Touraine with an average sales value of approximately $4.6 million each.
For the nine-month period ended July 31, 2013, we reported income before income taxes of $44.4 million, as compared to $51.5 million for the nine-month period ended July 31, 2012. This decrease in income was primarily attributable to a decrease in income from unconsolidated entities from $13.2 million in the fiscal 2012 period to $0.8 million in the fiscal 2013, offset, in part, by higher earnings from the increased revenues in the fiscal 2013 period, as compared to the fiscal 2012 period. The decrease in income from unconsolidated entities in the fiscal 2013 period was due principally to a decrease in income generated from two of our high-rise joint ventures where there were fewer units remaining for sale since the fiscal 2012 period. In the nine-month period ended July 31, 2013 and 2012, we recognized inventory impairment charges of $1.8 million in each period.
Revenues in the three-month period ended July 31, 2013 were higher than those for the comparable period of fiscal 2012 by $5.8 million, or 3.3%. The increase in revenues was primarily attributable to an increase of 19.9% in the average selling price of the homes delivered, offset, in part, by a 13.9% decrease in the number of homes delivered. The increase in the average selling price of the homes delivered is primarily due to closings at The Touraine. In the three-month period ended July 31, 2013, we closed 16 units at The Touraine with an average sales price of $3.2 million. Excluding The Touraine, the average selling price of the homes delivered decreased by 7.2% primarily due to a shift in the number of homes delivered to less expensive areas and/or products. This decrease in the number of homes delivered in the fiscal 2013 period was primarily due to a decrease in the number of homes delivered in two high-rise buildings located in the New York and New Jersey urban markets which substantially settled out in fiscal 2012, partially offset by the commencement of closings at The Touraine.
The value of net contracts signed in the three-month period ended July 31, 2013 was $237.9 million, a 60.6% increase from the $148.1 million of net contracts signed during the three-month period ended July 31, 2012. This increase was primarily due to increases of 47.6% and 8.9% in the number of net contracts signed and the average value of each net contract, respectively. The increase in the number of net contracts signed was primarily due to an improvement in home buyer demand in the fiscal 2013 period as compared to the fiscal 2012 period. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices in the fiscal 2013 period, as compared to the fiscal 2012 period.
For the three-month period ended July 31, 2013, we reported income before income taxes of $29.7 million, as compared to $33.7 million for the three-month period ended July 31, 2012. This decrease in income in the fiscal 2013 period was primarily attributable to a decrease in income from unconsolidated entities from $4.9 million in the fiscal 2012 period to a loss of $0.1 million in the fiscal 2013 period and higher SG&A in the fiscal 2013 period, as compared to the fiscal 2012 period, offset, in part, by an increase in other income in the fiscal 2013 period, as compared to the fiscal 2012 period. The decrease in income from unconsolidated entities in the fiscal July 31, 2013 period was due principally to a decrease in income generated from two of our high-rise joint ventures where unit availability has diminished since the fiscal 2012 period.
Mid-Atlantic
For the nine-month period ended July 31, 2013, revenues were higher than those for the nine-month period ended July 31, 2012, by $86.0 million, or 23.9%. The increase in revenues was primarily attributable to a 24.9% increase in the number of homes delivered, partially offset by a 0.8% decrease in the average selling price of the homes delivered. This increase in the number of homes delivered in the fiscal 2013 period was primarily due to a higher backlog at October 31, 2012, as compared to October 31, 2011. The decrease in the average price of homes delivered in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily attributable to a shift in the number of homes delivered to less expensive areas and/or products.
The value of net contracts signed during the nine-month period ended July 31, 2013 increased by $222.8 million, or 45.4%, from the nine-month period ended July 31, 2012. The increase was due to a 35.5% increase in the number of net contracts signed and a 7.3% increase in the average value of each net contract. The increase in the number of net contracts signed was primarily due to an increase in home buyer demand in the nine-month period ended July 31, 2013, as compared to the nine-month period ended July 31, 2012. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2013 period, as compared to the fiscal 2012 period.
We reported income before income taxes for the nine-month periods ended July 31, 2013 and 2012, of $53.8 million and $37.0 million, respectively. The increase in the income before income taxes in the fiscal 2013 period was primarily due to higher earnings from the increased revenues and lower inventory impairment charges in the fiscal 2013 period, as compared to the fiscal 2012 period, offset, in part, by higher SG&A costs, in the fiscal 2013 period, as compared to the fiscal 2012 period. In the nine-month period ended July 31, 2013 and 2012, we recognized inventory impairment charges of $33 thousand and $4.8 million, respectively.
For the three-months ended July 31, 2013, revenues were higher than those for the three-months ended July 31, 2012, by $10.7 million, or 6.9%. The increase in revenues was primarily attributable to a 5.2% increase in the number of homes delivered and a 1.6% increase in the average selling price of the homes delivered. The increase in the number of homes delivered in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily due to a higher backlog at October 31, 2012, as compared to October 31, 2011. The increase in the average price of homes delivered in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products.
The value of net contracts signed during the three-month period ended July 31, 2013 increased by $77.4 million, or 43.0%, from the three-month period ended July 31, 2012. The increase was due to a 22.6% increase in the number of net contracts signed and a 16.7% increase in the average value of each net contract. The increase in the number of net contracts signed was primarily due to an increase in home buyer demand in the three-month period ended July 31, 2013. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2013 period, as compared to the fiscal 2012 period.
We reported income before income taxes for the three-month periods ended July 31, 2013 and 2012, of $20.2 million and $18.3 million, respectively. The increase in the income before income taxes in the fiscal 2013 period was primarily due to higher earnings from the increased revenues and lower inventory impairment charges in the fiscal 2013 period, as compared to the fiscal 2012 period, offset, in part, by higher SG&A costs, in the fiscal 2013 period, as compared to the fiscal 2012 period. Inventory impairment charges decreased by $2.0 million in the three-month period ended July 31, 2013, as compared to the three-month period ended July 31, 2012.
South
Revenues in the nine-month period ended July 31, 2013 were higher than those for the nine-month period ended July 31, 2012 by $162.4 million, or 63.5%. This increase was attributable to a 49.3% increase in the number of homes delivered and a 9.5% increase in the average price of the homes delivered. The increase in the number of homes delivered in the fiscal 2013 period was primarily due to a higher backlog at October 31, 2012, as compared to October 31, 2011. The increase in the average price of the homes delivered in the nine-month period ended July 31, 2013 was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2013 period, as compared to the fiscal 2012 period.
For the nine-month period ended July 31, 2013, the value of net contracts signed increased by $227.5 million, or 54.4%, as compared to the nine-month period ended July 31, 2012. The increase was attributable to increases of 40.5% and 9.9% in the number and average value of net contracts signed, respectively. The increase in the number of net contracts signed in the nine-month period ended July 31, 2013 was primarily due to increased demand in the fiscal 2013 period. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices in the fiscal 2013 period.
For the nine-month period ended July 31, 2013, we reported income before income taxes of $38.8 million, as compared to $9.2 million for the nine-month period ended July 31, 2012. The increase in the income before income taxes was primarily due to higher earnings from the increased revenues and lower impairment charges in the fiscal 2013 period, as compared to the fiscal 2012 period, partially offset by higher SG&A costs in the fiscal 2013 period, as compared to the fiscal 2012 period. In the nine-month periods ended July 31, 2013 and 2012, we recognized inventory impairment charges of $0.4 million and $6.0 million, respectively.
Revenues in the three-month period ended July 31, 2013 were higher than those for the three-month period ended July 31, 2012 by $98.5 million, or 101.4%. This increase was attributable to a 78.3% increase in the number of homes delivered and a 13.0% increase in the average price of the homes delivered. The increase in the number of homes delivered in the fiscal 2013 period was primarily due to a higher backlog at October 31, 2012, as compared to October 31, 2011. The increase in the average price of the homes delivered in the three-month period ended July 31, 2013 was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2013 period.

For the three-month period ended July 31, 2013, the value of net contracts signed increased by $92.7 million, or 57.9%, as compared to the three-month period ended July 31, 2012. The increase was attributable to increases of 38.6% and 13.9% in the number and average value of net contracts signed, respectively. The increase in the number of net contracts signed in the three-month period ended July 31, 2013 was primarily due to increased demand in the fiscal 2013 period, as compared to the fiscal 2012 period. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices in the fiscal 2013 period.
For the three-month periods ended July 31, 2013 and 2012, we reported income before income taxes of $21.9 million and $5.2 million, respectively. The increase in the income before income taxes was primarily due to higher earnings from the increased revenues in the fiscal 2013 period partially offset by higher SG&A costs in the fiscal 2013 period.
West
Revenues in the nine-month period ended July 31, 2013 were higher than those in the nine-month period ended July 31, 2012 by $115.5 million, or 42.7%. The increase in revenues was attributable to a 30.5% increase in the number of homes delivered and a 9.3% increase in the average sales price of the homes delivered. The increase in the number of homes delivered in the fiscal 2013 period was primarily due to a higher backlog at October 31, 2012, as compared to October 31, 2011. The increase in the average price of the homes delivered was primarily due to a shift in the number of homes delivered to more expensive products and/or locations in the fiscal 2013 period.
The value of net contracts signed during the nine-month period ended July 31, 2013 increased $313.4 million, or 69.8%, as compared to the nine-month period ended July 31, 2012. This increase was due to a 28.5% increase in the number of net contracts signed and a 32.1% increase in the average value of each net contract signed. The increase in the number of net contracts signed was due to the addition of communities in Washington from our acquisition of CamWest in fiscal 2012 and an increase in demand in the fiscal 2013 period. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices in the fiscal 2013 period.
For the nine-month period ended July 31, 2013 and 2012, we reported income before income taxes of $42.9 million and $17.1 million, respectively. The increase in income before income taxes was primarily due to higher earnings from the increased revenues and lower cost of revenues, excluding interest, as a percentage of revenues in the fiscal 2013 period, offset, in part, by higher SG&A costs in the fiscal 2013 period. Cost of revenues as a percentage of revenues, excluding interest, was 76.8% in the nine-month period ended July 31, 2013, as compared to 79.5% in the fiscal 2012 period. The decrease in cost of revenues, excluding interest, as a percentage of revenue in the fiscal 2013 period was primarily due to a shift in the number of homes delivered to better margin products and/or location and the impact of purchase accounting on the homes delivered in the fiscal 2012 period from our acquisition of CamWest.
Revenues in the three-month period ended July 31, 2013 were higher than those in the three-month period ended July 31, 2012 by $19.9 million, or 16.0%. The increase in revenues was attributable to a 21.4% increase in the average sales price of the homes delivered, offset, in part, by a 4.4% decrease in the number of homes delivered. The increase in the average price of the homes delivered was primarily due to a shift in the number of homes delivered to more expensive products and/or locations, primarily in California, Colorado, and Washington in the fiscal 2013 period. The decrease in the number of homes delivered in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily due to a reduction of home deliveries in California from closings at several multi-family communities in the fiscal 2012 period which are substantially settled out.
The value of net contracts signed during the three-month period ended July 31, 2013 increased $58.3 million, or 31.3%, as compared to the three-month period ended July 31, 2012. This increase was due to a 31.3% increase in the average value of each net contract signed. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices.
For the three-month period ended July 31, 2013 and 2012, we reported income before income taxes of $21.8 million and $9.0 million, respectively. The increase in income before income taxes was primarily due to higher earnings from the increased revenues and lower cost of revenues, excluding interest, as a percentage of revenues in the fiscal 2013 period, offset, in part, by higher SG&A costs in the fiscal 2013 period. Cost of revenues as a percentage of revenues, excluding interest, was 74.3% in the three-month period ended July 31, 2013, as compared to 79.0% in the fiscal 2012 period. The decrease in cost of revenues, excluding interest, as a percentage of revenue in the fiscal 2013 period was primarily due to a shift in the number of homes delivered to better margin products and/or locations.
Corporate and Other
For the nine-month period ended July 31, 2013 and 2012, corporate and other loss before income taxes was $62.4 million and $62.6 million, respectively. This decrease in the loss in the fiscal 2013 period was primarily due to $13.2 million of income from the previously-disclosed settlement of derivative litigation in the fiscal 2013 and higher income from Gibraltar's investment in a structured asset joint venture in the fiscal 2013 period, partially offset by higher unallocated SG&A and lower income from our Gibraltar operations in the fiscal 2013 period. The increase in unallocated SG&A in the fiscal 2013 period was primarily due to higher compensation, office and information technology expenses as a result of the increase in our business activity.
For the three-month period ended July 31, 2013 and 2012, corporate and other loss before income taxes was $25.3 million and $23.2 million, respectively. The increase in the loss in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily due to higher unallocated SG&A offset, in part, by higher income from our Gibraltar operations in the fiscal 2013 period. The increase in unallocated SG&A in the fiscal 2013 period was primarily due to higher compensation, office and information technology expenses as a result of the increase in our business activity.
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
The table below sets forth, at July 31, 2013, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2013	$106,462	5.44%	$65,654	3.00%
2014	295,974	4.86%	150	0.27%
2015	311,648	5.12%	150	0.27%
2016	6,597	5.23%	150	0.27%
2017	401,828	8.90%	150	0.27%
Thereafter	1,392,746	4.48%	11,945	0.16%
Discount	(4,315)
Total	$2,510,940	5.35%	$78,199	2.55%
Fair value at July 31, 2013	$2,628,868		$78,199
Based upon the amount of variable-rate debt outstanding at July 31, 2013, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $0.8 million per year.
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
The condensed consolidating financial statements included in Note 18 of the financial statements ("Guarantor Footnote") included in this Form 10-Q have been presented in a format that has been adjusted from prior quarterly reports in order to (i) retrospectively reflect the transfer of the balance sheet, statements of operations and cash flows of certain non-guarantor subsidiaries to guarantor subsidiaries as a result of such entities becoming guarantor subsidiaries as of April 30, 2013 and the reclassification of guarantor and non-guarantor intercompany advances and equity balances with corresponding offsets in the elimination column and (ii) revise the presentation of cash flows from operating activities, financing activities and investing activities in the condensed consolidating statement of cash flows for the nine-month period ended July 31, 2012 to reflect intercompany activity, which had previously been included in cash flow from operating activities, as cash flow from investing activities and cash flow from financing activities. See Note 18 in the notes to the condensed consolidated financial statements for more detail.
This revised presentation of the Supplemental Guarantor Information has no impact or effect on Toll Brothers, Inc.'s condensed consolidated financial statements for any period presented, including the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income or Statements of Cash Flows. The revised presentation of the Supplemental Guarantor Information has not changed or amended our Chief Executive Officer's and Chief Financial Officer's conclusions regarding the effectiveness of our disclosure controls and procedures.
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
There has not been any change in internal control over financial reporting during our quarter ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in various claims and litigation arising principally in the ordinary course of business.
In January 2006, we received a request for information pursuant to Section 308 of the Clean Water Act from Region 3 of the U.S. Environmental Protection Agency (“EPA”) concerning storm water discharge practices in connection with our home building projects in the states that comprise EPA Region 3. Thereafter, the U.S. Department of Justice assumed responsibility for the oversight of this matter and alleged that we violated regulatory requirements applicable to storm water discharges. The parties have entered into a consent decree, which has been approved by the presiding judge in the U.S. District Court for the Eastern District of Pennsylvania. We believe the disposition of this matter will not have a material adverse effect on our results of operations and liquidity or on our financial condition.

ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors as previously disclosed in our Form 10-K for the fiscal year ended October 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three-month period ended July 31, 2013, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (b)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum number of shares that may yet be purchased under the plans or programs (a)
	(in thousands)		(in thousands)	(in thousands)
May 1, 2013 to May 31, 2013	1	$35.14	1	8,759
June 1, 2013 to June 30, 2013	486	30.85	486	8,273
July 1, 2013 to July 31, 2013	3	33.73	3	8,270
	490	$30.87	490

(a)
On March 20, 2003, we announced that our Board of Directors had authorized the repurchase of up to 20 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.

(b)
Our stock incentive plans permit participants to exercise non-qualified stock options using a “net exercise” method at the discretion of the Executive Compensation Committee of our Board of Directors. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended July 31, 2013, no participant used the net exercise method to exercise stock options.

Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the restricted stock unit recipient. During the three months ended July 31, 2013, we withheld 174 of the shares subject to restricted stock unit to cover $6,000 of income tax withholdings and we issued the remaining 351 shares to the recipient. The shares withheld in connection with the net exercise method are not included in the total number of shares purchased in the table above.
In addition, our stock incentive plans also permit participants in our stock option plans to use the fair market value of Company common stock they own to pay for the exercise of stock options (“stock swap method”). During the three-month period ended July 31, 2013, no participant used the stock swap method to exercise stock options.
Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended July 31, 2013.
We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so. In addition, our credit facility requires us to maintain a minimum tangible net worth (as defined in the credit agreement), which restricts the amount of dividends we may pay. At July 31, 2013, under the most restrictive of these provisions, we could have paid up to approximately $932.2 million of cash dividends.

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

TOLL BROTHERS, INC.
(Registrant)

Date:	September 5, 2013	By:	/s/ Martin P. Connor
Martin P. Connor
Senior Vice President and Chief Financial
Officer (Principal Financial Officer)

Date:	September 5, 2013	By:	/s/ Joseph R. Sicree
Joseph R. Sicree
Senior Vice President and Chief Accounting
Officer (Principal Accounting Officer)