Form 10-K
period 2013-10-31
TOLL BROTHERS INC
filed 2013-12-23
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2013
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2013, the aggregate market value of the Common Stock held by non-affiliates (all persons other than executive officers and directors of Registrant) of the Registrant was approximately $5,268,597,000.
As of December 19, 2013, there were approximately 177,283,000 shares of Common Stock outstanding.
Documents Incorporated by Reference: Portions of the proxy statement of Toll Brothers, Inc. with respect to the 2014 Annual Meeting of Stockholders, scheduled to be held on March 12, 2014, are incorporated by reference into Part III of this report.

PART I
ITEM 1. BUSINESS
General
Toll Brothers, Inc., a Delaware corporation formed in May 1986, began doing business through predecessor entities in 1967. When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires. References herein to “fiscal 2013,” “fiscal 2012,” “fiscal 2011,” “fiscal 2010,” “fiscal 2009,” and “fiscal 2008” refer to our fiscal years ended October 31, 2013, October 31, 2012, October 31, 2011, October 31, 2010, October 31, 2009, and October 31, 2008, respectively. References herein to “fiscal 2014” refer to our fiscal year ending October 31, 2014.
We design, build, market and arrange financing for detached and attached homes in luxury residential communities. We cater to move-up, empty-nester, active-adult, age-qualified and second-home buyers in the United States. We also build and sell homes in urban infill markets through Toll City Living® ("City Living"). At October 31, 2013, we were operating in 19 states. In the five years ended October 31, 2013, we delivered 15,688 homes from 512 communities, including 4,184 homes from 297 communities in fiscal 2013.
In fiscal 2010, we formed Gibraltar Capital and Asset Management LLC (“Gibraltar”) to invest in distressed real estate opportunities. Gibraltar focuses primarily on residential loans and properties, from unimproved ground to partially and fully improved developments, as well as commercial opportunities.
Over the past several years, we have acquired control of a number of land parcels as for-rent apartment projects, including two student housing sites, totaling approximately 4,600 units. These projects, which are located in the metro-Boston to metro-Washington, D.C. corridor, are being developed or will be developed with partners under the brand names Toll Brothers Apartment Living and Toll Brothers Campus Living. Through Toll Brothers Realty Trust (“Trust”), we also have interests in approximately 1,500 operating apartment units in the Washington, D.C. area and in Princeton Junction, NJ.
In November 2013, we entered into an agreement to acquire the home building business of Shapell Industries, Inc. ("Shapell") for $1.60 billion in cash, subject to adjustment. Shapell designs, constructs and markets single-family detached and attached homes and develops land in master-planned communities and neighborhoods throughout coastal Northern and Southern California. See "Recent Developments" below for more information.
We operate our own land development, architectural, engineering, mortgage, title, landscaping, security monitoring, lumber distribution, house component assembly, and manufacturing operations. We also develop, own and operate golf courses and country clubs, which generally are associated with several of our master planned communities. We have investments in a number of joint ventures to develop land for the sole use of the venture participants, including ourselves, and to develop land for sale to the joint venture participants and to unrelated builders. We are a participant in joint ventures with unrelated parties to develop luxury condominium projects, including for-sale and rental residential units and commercial space, a single master planned community, and a high-rise luxury for-sale condominium/hotel project. In addition, we formed and own interests in the Trust and Toll Brothers Realty Trust II (“Trust II”) to invest in commercial real estate opportunities.
Our communities are generally located on land we have either acquired and developed or acquired fully-approved and, in some cases, improved. We also operate through a number of joint ventures. At October 31, 2013, we were operating in the following major suburban and urban residential markets:

•	Philadelphia, Pennsylvania metropolitan area

•	Lehigh Valley area of Pennsylvania

•	Central and northern New Jersey

•	Virginia and Maryland suburbs of Washington, D.C.

•	Boston, Massachusetts metropolitan area

•	Fairfield, Hartford and New Haven Counties, Connecticut

•	Westchester and Dutchess Counties, New York

•	Boroughs of Manhattan and Brooklyn in New York City

•	Los Angeles, California metropolitan area

•	San Francisco Bay, Sacramento and San Jose areas of northern California

•	San Diego and Palm Springs, California areas

•	Phoenix, Arizona metropolitan area

•	Raleigh and Charlotte, North Carolina metropolitan areas

•	Dallas, San Antonio and Houston, Texas metropolitan areas

•	Southeast and southwest coasts and the Jacksonville and Orlando areas of Florida

•	Las Vegas and Reno, Nevada metropolitan areas

•	Detroit, Michigan metropolitan area

•	Chicago, Illinois metropolitan area

•	Denver, Colorado metropolitan area

•	Minneapolis/St. Paul, Minnesota metropolitan area, and

•	Seattle, Washington metropolitan area
In recognition of our achievements, we have received numerous awards from national, state and local home builder publications and associations. In 2012, we were named Builder of the Year by Professional Builder Magazine. We are the first two-time recipient of this award.
We believe that, in fiscal 2012, the housing market began to recover from the significant slowdown that started in the fourth quarter of our fiscal year ended October 31, 2005. During fiscal 2012 and and the first nine months of fiscal 2013, we saw a strong recovery in the number and value of new sales contracts signed. Our net contracts signed in fiscal 2012 and 2013, as compared to fiscal 2011, increased approximately 50% and 90%, respectively, in the number of net contracts signed and 59% and 126%, respectively, in the value of net contracts signed. Although the number and value of fiscal 2012 and 2013 net contracts signed increased over fiscal 2011, they were still significantly below what we recorded in fiscal 2005. We have witnessed a leveling of demand which began in the fourth quarter of our fiscal 2013 and has continued into fiscal 2014. We believe this to be a temporary pause triggered by a rapid rise in interest rates and home prices and the uncertainty from the political discord in Washington.
We are still affected by the 2006-2011 downturn in the housing market. We believe the downturn started with a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale. The downturn was exacerbated by, among other things, a decline in the overall economy, increased unemployment, the large number of homes that were vacant and homes that had been foreclosed on due to the economic downturn, a fear of job loss, a decline in home prices and the resulting reduction in home equity, the inability of some of our home buyers, or some prospective buyers of their homes, to sell their current homes, the deterioration in the credit markets, and the direct and indirect impact of the turmoil in the mortgage loan market. We believe that, as the national unemployment rate declines and confidence improves, pent-up demand will begin to be released.
For information and analysis of recent trends in our operations and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K (“Form 10-K”), and for financial information about our results of operations, assets, liabilities, stockholders’ equity and cash flows, see the accompanying Consolidated Financial Statements and Notes thereto in Item 15(a)1 of this Form 10-K.
At October 31, 2013, we had 567 communities containing approximately 48,628 home sites that we owned or controlled through options. Of the 567 communities, 288 communities containing approximately 20,479 home sites were residential communities under construction (“current communities”) and 279, containing 28,149 home sites, were future communities. Of our 288 current communities, 232 were offering homes for sale, 38 were sold out but not all homes had been completed and delivered, 3 communities had homes to deliver but had been temporarily shut down and are expected to re-open in fiscal 2014, and 15 communities were preparing to re-open. Of the 20,479 home sites in current communities, 16,800 were available for sale and 3,679 were under agreement of sale but not yet delivered (“backlog”). We expect to be selling from 250 to 290 communities by October 31, 2014, including communities we expect to acquire in the Shapell acquisition. Of the approximately 48,628 total home sites that we owned or controlled through options at October 31, 2013, we owned approximately 33,967 and controlled approximately 14,661 through options. Included in the 279 future communities are 25 communities containing 2,609 home sites that had previously been open but that we shut down due to the slowdown in the housing market.

At October 31, 2013, we were offering homes in 232 communities at prices, excluding customized options, lot premiums and sales incentives, generally ranging from $170,000 to $1,900,000 with some homes offered at prices substantially higher than $2,000,000. During fiscal 2013, we delivered 4,184 homes at an average base price of approximately $556,000. On average, our home buyers added approximately 20.7%, or $115,000 per home, in customized options and lot premiums to the base price of homes we delivered in fiscal 2013, as compared to 18.6% or $96,000 per home in fiscal 2012 and 19.5% or $101,000 in fiscal 2011.
We had a backlog of $2.63 billion (3,679 homes) at October 31, 2013, $1.67 billion (2,569 homes) at October 31, 2012 and $981.1 million (1,667 homes) at October 31, 2011. Of the homes in backlog at October 31, 2013, approximately 96.5% are scheduled to be delivered by October 31, 2014.
Because of the length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and deliver a home after a home buyer signs an agreement of sale, we are subject to many risks. We attempt, where possible, to reduce certain risks by controlling land for future development through options (also referred to herein as “land purchase contracts” or “option and purchase agreements”), thus allowing the necessary governmental approvals to be obtained before acquiring title to the land; we also generally commence construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from the buyer and we use subcontractors to perform home construction and land development work on a fixed-price basis.
Recent Developments
Agreement to Acquire Shapell

On November 6, 2013, we entered into a purchase and sale agreement (the “Purchase Agreement”) with Shapell Investment Properties, Inc. to acquire all of the equity interests in Shapell Industries, Inc., a Delaware corporation (“Shapell”), for an aggregate all-cash purchase price of $1.60 billion (the “Acquisition”), which amount is subject to adjustment in accordance with the terms of the Purchase Agreement. Pursuant to the Purchase Agreement, we have agreed to acquire the single-family residential real property development business of Shapell, including a portfolio of approximately 5,200 home sites in California. We have not agreed to acquire Shapell’s commercial and multi-family units, which the seller will retain as a separate business.

The Purchase Agreement contains customary representations, warranties and covenants of the parties. The closing of the Acquisition is subject to the completion of the separation of Shapell’s commercial and multi-family units, subject to limited exceptions, the completion of pending buy-outs by Shapell of minority interests in certain joint ventures and other customary closing conditions and is expected to occur in the first calendar quarter of 2014.

Shapell was founded in 1955 as a home construction company that built custom-quality single-family home communities in Southern California. Shapell designs, constructs and markets single-family detached and attached homes and develops land in master-planned communities and neighborhoods throughout coastal Northern and Southern California. Shapell’s revenues from home building totaled $354 million, $252 million, $272 million and $274 million for 2010, 2011, 2012 and the eight-month period ended August 31, 2013, respectively. Shapell has delivered over 70,000 homes and built over 7,000 apartments since 1955.

Shapell’s home building operation has 18 active selling communities concentrated in 15 locations. It is organized in two geographic regions, Northern California and Southern California, within which it is focused on a select number of premium markets.

Following the closing of the Acquisition, we expect to selectively sell approximately $500 million of assets to reduce land concentration and outstanding borrowings; however, the timing and size of any asset sale transactions will be dependent on market and other factors, some of which are outside of our control. We make no assurance that we will be able to complete asset sale transactions on attractive terms or at all.

We intend to use the net proceeds of the equity offering and senior note offerings completed in November 2013, borrowings under our $1.04 billion credit facility, other financial resources available to us, and, if needed, borrowings under the 364-day unsecured revolving credit facility, as more fully described below, to finance the Acquisition and to pay related fees and expenses.

Equity Offering

In November 2013, we issued 7.2 million shares of our common stock, par value $0.01 per share, at a price to the public of $32.00 per share (the “equity offering”). We received $220.8 million of net proceeds from the issuance.

Senior Note Offerings

In November 2013, we issued $350 million principal amount of 4.0% Senior Notes due 2018 (the “4.0% Senior Notes”) and $250 million principal amount of 5.625% Senior Notes due 2024 (the “5.625% Senior Notes”) through Toll Brothers Finance Corp. We received $596.2 million of net proceeds from the issuance of the 4.0% Senior Notes and the 5.625% Senior Notes. If (i) the Purchase Agreement is terminated on any date prior to May 31, 2014, (ii) we publicly announce on any date prior to May 31, 2014 that the Acquisition will not be pursued or (iii) the Acquisition is not consummated prior to May 31, 2014, then we will be required to redeem each series of notes at 100% of the aggregate principal amount of such series, together with accrued and unpaid interest on such notes from November 21, 2013 up to, but not including, the applicable special mandatory redemption date.

364-Day Senior Unsecured Revolving Credit Facility

We have received a definitive financing commitment from a number of banks for a $500 million, 364-day senior unsecured revolving credit facility. The availability of borrowings under this facility is subject to our entering into a definitive agreement with the banks and will be subject to customary conditions. Amounts borrowed thereunder are expected to accrue interest at the London interbank offered rate plus a margin determined pursuant to a leverage ratio-based pricing grid expected to range from 1.25% to 2.25% per annum.

Sale of Toll Brothers Realty Trust II Assets
In December 2013, Trust II sold substantially all of its assets to an unrelated party. As a result of this sale, we expect to realize a profit of approximately $20 million in the first quarter of fiscal 2014 representing our share of the gain on the sale. This gain will be included in income from unconsolidated entities in our Consolidated Statements of Operations.
Our Communities
Our communities are generally located in affluent suburban areas near major highways providing access to major cities. We also currently operate in the affluent urban markets of Hoboken and Jersey City, New Jersey; New York City, New York; and Philadelphia, Pennsylvania. The following table lists the 19 states in which we were operating at October 31, 2013 and the fiscal years in which we or our predecessors commenced operations:

State	Fiscal year of entry	State	Fiscal year of entry
Pennsylvania	1967	Texas	1995
New Jersey	1982	Florida	1995
Delaware	1987	Arizona	1995
Massachusetts	1988	Nevada	1998
Maryland	1988	Illinois	1998
Virginia	1992	Michigan	1999
Connecticut	1992	Colorado	2001
New York	1993	Minnesota	2005
California	1994	Washington	2012
North Carolina	1994
We market our high-quality homes to upscale luxury home buyers, generally comprised of those persons who have previously owned a principal residence and who are seeking to buy a larger or more desirable home — the so-called “move-up” market. We believe our reputation as a developer of homes for this market enhances our competitive position with respect to the sale of our smaller, more moderately priced, detached homes, as well as our attached homes.
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
We develop active-adult, age-qualified communities for households in which at least one member is 55 years of age. As of October 31, 2013, we were selling from 25 such communities and expect to open additional age-qualified communities during the next few years. Of the value and number of net contracts signed in fiscal 2013, approximately 9% and 12%, respectively, were in active-adult communities; in fiscal 2012, approximately 8% and 10%, respectively, were in such communities and in fiscal 2011, approximately 10% and 13% of the value and number of net contracts signed were in active-adult communities.
In order to serve a growing market of affluent move-up families, empty-nesters and young professionals seeking to live in or close to major cities, we have developed and are developing a number of high-density, high-, mid- and low-rise urban luxury communities. These communities are currently marketed under the Toll City Living brand. These communities, which we are currently developing or planning on our own or through joint ventures, are located in Phoenix, Arizona; Hoboken, New Jersey; the boroughs of Manhattan and Brooklyn, New York; and Philadelphia, Pennsylvania and its suburbs.
We believe that the demographics of the move-up, empty-nester, active-adult, age-qualified and second-home upscale markets will provide us with the potential for growth in the coming decade. According to the U.S. Census Bureau, the number of households earning $100,000 or more (in constant 2012 dollars) at September 2013 stood at 26.9 million, or approximately 22% of all U.S. households. This group has grown at three times the rate of increase of all U.S. households since 1980. According to Harvard University's June 2012 "The State of the Nation's Housing," the growth and aging of the current population, assuming the economic recovery is sustained over the next few years, supports the addition of about 1.2 million new household formations per year during the next decade.

According to the U.S. Census Bureau, during the period 1970 through 2006, total housing starts in the United States averaged approximately 1.59 million per year, while in the period 2007 through 2012, total housing starts averaged approximately 0.8 million per year. In addition, based on the trend of household formations in relation to population growth during the period 2000 through 2007, the number of household formations formed in the four-year period of 2008 through 2012 was approximately 2.9 million less than would have been expected.
We develop individual stand-alone communities as well as multi-product, master planned communities. We currently have 19 master planned communities that we are developing ourselves or, in one instance, with a joint venture partner. Our master planned communities, many of which include golf courses and other country club-type amenities, enable us to offer multiple home types and sizes to a broad range of move-up, empty-nester, active-adult and second-home buyers. We seek to realize efficiencies from shared common costs, such as land development and infrastructure, over the several communities within the master planned community. We currently have master planned communities in the states of Arizona, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, North Carolina, Pennsylvania, Virginia and Washington.
Each of our detached home communities offers several home plans with the opportunity for home buyers to select various exterior styles. We design each community to fit existing land characteristics. We strive to achieve diversity among architectural styles within a community by offering a variety of house models and several exterior design options for each model, preserving existing trees and foliage whenever practicable, and curving street layouts to allow relatively few homes to be seen from any vantage point. Normally, homes of the same type or color may not be built next to each other. Our communities have attractive entrances with distinctive signage and landscaping. We believe that our added attention to community detail avoids a “development” appearance and gives each community a diversified neighborhood appearance that enhances home values.
Our traditional attached home communities generally offer one- to four-story homes, provide for limited exterior options, and often include commonly owned recreational facilities such as clubhouses, playing fields, swimming pools and tennis courts.
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
We offer some of the same basic home designs in similar communities; however, we are continuously developing new designs to replace or augment existing ones to ensure that our homes reflect current consumer tastes. We use our own architectural staff and also engage unaffiliated architectural firms to develop new designs. During the past fiscal year, we introduced 142 new models for our Traditional Home Building product (88 detached models and 54 attached models) and a significant number of designs for our City Living product.
In our Traditional Home Building product communities, a wide selection of options are available to home buyers for additional charges. The number and complexity of options in our Traditional Home Building product typically increase with the size and base selling price of our homes. Major options include additional garages, extra fireplaces, guest suites, finished lofts, and other additional rooms.
The table below provides the average value of options purchased by our home buyers, including lot premiums, and the value of the options as a percent of the base selling price of the homes purchased in fiscal 2013, 2012 and 2011.

	2013		2012		2011
	Option value ($ thousands)	Percent of base selling price	Option value ($ thousands)	Percent of base selling price	Option value ($ thousands)	Percent of base selling price
Traditional Home Building Product
Detached	138	24.0%	124	23.1%	136	24.5%
Attached	54	13.5%	51	12.7%	50	12.1%
City Living Product	26	2.1%	23	3.2%	26	3.3%
In general, our attached homes and City Living products do not offer significant structural options to our home buyer and thus they have a smaller option value as a percentage of base selling price.
As a result of our wide product and geographic diversity, we have a wide range of base sales prices. The general range of base sales prices for our different lines of homes at October 31, 2013, was as follows:

Traditional Home Building Product
Detached homes
Move-up	$236,000	to	$819,000
Executive	250,000	to	996,000
Estate	324,000	to	1,924,000
Active-adult, age-qualified	195,000	to	765,000
Attached homes
Flats	$267,000	to	$1,584,000
Townhomes/Carriage homes	172,000	to	668,000
Active-adult, age-qualified	205,000	to	529,000
City Living Product
Flats	$267,000	to	$840,000
High-rise/mid-rise	380,000	to	3,352,000
A number of projects that we are developing are offering units at prices substantially in excess of those listed above.
At October 31, 2013, we were selling from 232 communities, compared to 224 communities at October 31, 2012 and 215 communities at October 31, 2011. In addition, at October 31, 2013, we had 40 communities that were temporarily closed due to market conditions of which we currently expect to reopen approximately 15 of them prior to October 31, 2014. We expect to be selling from 250 to 290 communities at October 31, 2014, including Shapell communities.

The following table summarizes certain information with respect to our residential communities under development at October 31, 2013:

	Total number of communities	Number of selling communities	Homes approved	Homes closed	Homes under contract but not closed	Home sites available
Traditional Home Building:
North	72	56	9,831	4,265	948	4,618
Mid-Atlantic	73	61	10,618	4,473	902	5,243
South	75	62	8,066	3,035	956	4,075
West	62	47	5,351	2,100	675	2,576
Traditional Home Building	282	226	33,866	13,873	3,481	16,512
City Living	6	6	536	50	198	288
Total	288	232	34,402	13,923	3,679	16,800
At October 31, 2013, significant site improvements had not yet commenced on approximately 8,618 of the 16,800 available home sites. Of the 16,800 available home sites, 980 were not yet owned by us but were controlled through options.
Of our 288 communities under development at October 31, 2013, a total of 232 were offering homes for sale; 38 were sold out but not all homes had been completed and delivered; 3 communities had backlog to deliver but had been temporarily shut down and are expected to re-open in fiscal 2014; and 15 communities were preparing to re-open. Of the 232 communities in which homes were being offered for sale at October 31, 2013, a total of 187 were detached home communities and 45 were attached home communities. At October 31, 2013, we had 395 homes (exclusive of model homes) under construction or completed but not under contract in our traditional communities, of which 224 were in detached home communities and 171 were in attached home communities. In addition, we had 126 units that were temporarily being held as rental units. At October 31, 2013, we had 177 homes (exclusive of model homes) under construction or completed but not under contract, in five City Living communities.
At the end of each fiscal quarter, we review the profitability of each of our operating communities. For those communities operating below certain profitability thresholds, we estimate the expected future cash flow for each of those communities. For each community whose estimated cash flow is not sufficient to recover its carrying value, we estimate the fair value of the community in accordance with U.S. generally accepted accounting principles (“GAAP”) and recognize an impairment charge for the difference between the estimated fair value of the community and its carrying value. In fiscal 2013, 2012 and 2011, we recognized impairment charges related to operating communities of $3.3 million, $13.1 million and $17.1 million, respectively.
For more information regarding revenues, net contracts signed, income (loss) before income taxes, and assets by segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segments” in Item 7 of this Form 10-K.
Land Policy
Before entering into an agreement to purchase a land parcel, we complete extensive comparative studies and analyses that assist us in evaluating the acquisition. Historically, we have attempted to enter into option agreements to purchase land for future communities; however, in order to obtain better terms or prices, or due to competitive pressures, we acquire property outright from time to time. We have also entered into several joint ventures with other builders or developers to develop land for the use of the joint venture participants or for sale to outside parties. In addition, we have, at times, acquired the underlying mortgage on a property and subsequently obtained title to that property.
We generally attempt, where possible, to enter into agreements to purchase land, referred to in this Form 10-K as “land purchase contracts,” “purchase agreements,” “options” or “option agreements,” on a non-recourse basis, thereby limiting our financial exposure to the amounts expended in obtaining any necessary governmental approvals, the costs incurred in the planning and design of the community and, in some cases, some or all of our deposit. The use of these agreements may increase the price of land that we eventually acquire, but reduces our risk by allowing us to obtain the necessary development approvals before acquiring the land or allowing us to delay the acquisition to a later date. Historically, as approvals were obtained, the value of the purchase agreements and land generally increased; however, in any given time period, this may not happen. We have the ability to extend some of these purchase agreements for varying periods of time, in some cases by making an additional payment and, in other cases, without making any additional payment. Our purchase agreements are typically subject to numerous conditions including, but not limited to, the ability to obtain necessary governmental approvals for the proposed community. Our deposit under an agreement may be returned to us if all approvals are not obtained, although pre-development costs may not be recoverable. We generally have the right to cancel any of our agreements to purchase land by forfeiture of some or all of the deposits we have made pursuant to the agreement. In recent years, we have had more success in negotiating land parcels for immediate purchase since many sellers were in financial distress, not in a position to wait for our obtaining land approvals, or unwilling to take the financial risk of not completing the sale. As a result, the percentage of our home sites owned is much higher than our historical percentages.
In response to the decline in market conditions during the 2006-2011 downturn in the housing industry, we re-evaluated and renegotiated or canceled many of our land purchase contracts. In addition, we sold, and may continue to sell, certain parcels of land that we identified as non-strategic. As a result, we reduced our home sites controlled from a high of approximately 91,200 at April 30, 2006 to approximately 48,628 at October 31, 2013.
Based on our experience during prior downturns in the housing industry, we believe that attractive land acquisition opportunities arise in difficult times for those builders that have the financial strength to take advantage of them. In the current environment, we believe our strong balance sheet, liquidity, access to capital, broad geographic presence, diversified product line, experienced personnel and national brand name all position us well for such opportunities now and in the future. Based on our belief that the housing market has begun to recover, the increased attractiveness of land available for purchase and the revival of demand in certain areas, we have begun to increase our land positions. During fiscal 2013 and 2012, we acquired control of approximately 12,462 home sites (net of options terminated) and, approximately 6,100 home sites (net of options terminated), respectively. At October 31, 2013, we controlled approximately 48,628 home sites, as compared to approximately 40,350 home sites at October 31, 2012 and 37,497 home sites at October 31, 2011. At October 31, 2013, we had a commitment to acquire a parcel of land for $79.3 million which we intend to develop with a joint venture partner into approximately 6,500 home sites; we expect to acquire up to 1,750 of them and the joint venture expects to sell the remaining home sites to outside builders. In December 2013, the joint venture was formed and the joint venture acquired the land. In addition, in November 2013, we entered into an agreement to acquire the home building business of Shapell, including a portfolio of approximately 5,200 home sites for $1.60 billion in cash, subject to adjustment. See "Recent Developments" above for more information.
Our ability to continue development activities over the long-term will be dependent, among other things, upon a suitable economic environment and our continued ability to locate and enter into options or agreements to purchase land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of such land.
The following is a summary of home sites for future communities that we either owned or controlled through purchase agreements at October 31, 2013, as distinguished from those communities currently under development:

	Number of communities	Number of home sites
Traditional Home Building:
North	50	5,096
Mid-Atlantic	76	7,560
South	41	5,682
West	99	7,960
Traditional Home Building	266	26,298
City Living	13	1,851
Total	279	28,149
Of the 28,149 planned home sites at October 31, 2013, we owned 14,468 and controlled 13,681 through options and purchase agreements. At October 31, 2013, the aggregate purchase price of land parcels subject to option and purchase agreements in operating communities and future communities was approximately $1.36 billion (including $61.7 million of land to be acquired from joint ventures in which we have invested). Of the $1.36 billion of land purchase commitments, we paid or deposited $77.0 million and, if we acquire all of these land parcels, we will be required to pay an additional $1.29 billion. The purchases of these land parcels are scheduled over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase price since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts. These land parcels have either been written off or written down to the estimated amount that we expect to recover on them when the contracts are terminated.
We evaluate all of the land owned or optioned for future communities on an ongoing basis for continued economic and market feasibility. During each of the fiscal years ended October 31, 2013, 2012 and 2011, such feasibility analyses resulted in approximately $1.2 million, $1.7 million and $34.8 million, respectively, of capitalized costs related to land owned or optioned for future communities being charged to cost of revenues because such costs were no longer deemed to be recoverable or exceeded the properties’ fair value.
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
The most significant variable affecting the timing of our revenue stream, other than housing demand, is the opening of the community for sale, which generally occurs shortly after receipt of final land regulatory approvals. Receipt of approvals permits us to begin the process of obtaining executed sales contracts from home buyers. Although our sales and construction activities vary somewhat by season, which can affect the timing of closings, any such seasonal effect is relatively insignificant compared to the effect of the timing of receipt of final regulatory approvals, the opening of the community and the subsequent timing of closings. In the recent housing slowdown, we delayed the opening of new communities and temporarily shut down a number of operating communities to reduce operating expenses and conserve cash.
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
Marketing and Sales
We believe that our marketing strategy for our Traditional Home Building product, which emphasizes our more expensive “Estate” and “Executive” lines of homes, has enhanced our reputation as a builder-developer of high-quality upscale housing. We believe this reputation results in greater demand for all of our lines of homes. We generally include attractive decorative features such as chair rails, crown moldings, dentil moldings, vaulted and coffered ceilings and other aesthetic elements, even in our less expensive homes, based on our belief that this additional construction expense enhances our product and improves our marketing and sales effort.

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
We expend great effort and cost in designing and decorating our model homes, which play an important role in our marketing. In our models, we create an attractive atmosphere, which may include bread baking in the oven, fires burning in fireplaces, and music playing in the background. Interior decorating varies among the models and is carefully selected to reflect the lifestyles of prospective buyers.
We typically have a sales office in each community that is staffed by our own sales personnel. Sales personnel are generally compensated with both salary and commission. A significant portion of our sales is also derived from the introduction of customers to our communities by local cooperating realtors.
Increasingly, the internet is an important resource we use in marketing and providing information to our customers. Visitors to our website, www.tollbrothers.com, can obtain detailed information regarding our communities and homes across the country, take panoramic or video tours of our homes and design their own home based upon our available floor plans and options. We also advertise in newspapers, in other local and regional publications, and on billboards. We also use color brochures to market our communities.
Due to the weak market conditions over the past several years and in an effort to promote the sales of homes, including the significant number of speculative homes that we had due to sales contract cancellations, we increased the amount of sales incentives offered to home buyers. These incentives varied by type and amount on a community-by-community and home-by-home basis. As demand in the housing market has strengthened, we have significantly reduced the amount of sales incentives offered to our home buyers.
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
The second step in the sales process occurs when we actually sign a binding agreement of sale with the home buyer and the home buyer gives us a cash down payment which is generally non-refundable. Cash down payments currently average approximately 7.9% of the total purchase price of a home, although, historically, they have averaged approximately 7% of the total purchase price of a home. Between the time that the home buyer signs the non-binding deposit agreement and the binding agreement of sale, he or she is required to complete a financial questionnaire that gives us the ability to evaluate whether the home buyer has the financial resources necessary to purchase the home. If we determine that the home buyer is not financially qualified, we will not enter into an agreement of sale with the home buyer. During fiscal 2013, 2012 and 2011, our customers signed gross contracts for $3.80 billion (5,556 homes), $2.67 billion (4,341 homes) and $1.71 billion (2,965 homes), respectively. During fiscal 2013, fiscal 2012 and fiscal 2011, our home buyers canceled home purchase contracts with a value of $169.5 million (262 homes), $107.3 million (182 homes) and $102.8 million (181 homes), respectively. Contract cancellations in a fiscal year include all contracts canceled in that fiscal year, whether signed in that fiscal year or signed in prior fiscal years. When we report net contracts signed, the number and value of contracts signed are reported net of all cancellations occurring during the reporting period, whether signed in that reporting period or in a prior period. Only outstanding agreements of sale that have been signed by both the home buyer and us as of the end of the period for which we are reporting are included in backlog. As a result of cancellations, we retained $2.5 million, $3.2 million and $2.1 million of customer deposits in fiscal 2013, 2012 and 2011, respectively. These retained deposits are included in Other income-net in our Consolidated Statements of Operations.

Customer Mortgage Financing
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
Information about the number and amount of loans funded by our mortgage subsidiary is contained in the table below.

Fiscal year	Total Toll Brothers, Inc. settlements (a)	TBI Mortgage Company financed settlements*(b)	Gross capture rate (b/a)	Amount financed (in thousands)
2013	4,184	1,803	43.1%	$717,335
2012	3,286	1,572	47.8%	$585,732
2011	2,611	1,361	52.1%	$508,880
2010	2,642	1,451	54.9%	$530,575
2009	2,965	1,341	45.2%	$489,269

*
TBI Mortgage Company financed settlements exclude brokered and referred loans which amounted to approximately  10.7%,10.7%, 11.5%, 5.8% and 5.0% of our closings in fiscal 2013, 2012, 2011, 2010 and 2009, respectively.

Prior to the actual closing of the home and funding of the mortgage, the home buyer may lock in an interest rate based upon the terms of the commitment. At the time of rate lock, our mortgage subsidiary agrees to sell the proposed mortgage loan to one of several outside recognized mortgage financing institutions (“investors”) who are willing to honor the terms and conditions, including the interest rate, committed to the home buyer. We believe that these investors have adequate financial resources to honor their commitments to our mortgage subsidiary. At October 31, 2013, our mortgage subsidiary was committed to fund $893.3 million of mortgage loans. Of these commitments, $248.0 million, as well as $107.9 million of mortgage loans receivable, have “locked-in” interest rates. Our mortgage subsidiary funds its commitments through a combination of its own capital, capital provided from us, its loan facility and from the sale of mortgage loans to various investors. Our mortgage subsidiary has commitments from investors to acquire all $355.9 million of these locked-in loans and receivables. Our home buyers have not locked in the interest rate on the remaining $645.3 million.
There has been significant media attention given to mortgage put-backs, a practice by which a buyer of a mortgage loan tries to recoup losses from the loan originator. We do not believe this is a material issue for our mortgage subsidiary. Of the approximately 17,521 loans sold by our mortgage subsidiary since November 1, 2004, only 31 have been the subject of either actual indemnification payments or take-backs or contingent liability loss provisions related thereto. We believe that this is due to (i) our typical home buyer's financial position and sophistication, (ii) on average, our home buyers who use mortgage financing to purchase a home pay approximately 30% of the purchase price in cash, (iii) our general practice of not originating certain loan types such as option adjustable rate mortgages and down payment assistance products, and our origination of few sub-prime and high loan-to-value/no documentation loans, (iv) our elimination of “early payment default” provisions from each of our agreements with our mortgage investors several years ago, and (v) the quality of our controls, processes and personnel in our mortgage subsidiary. We have entered into two agreements with investors that contain limited early payment default provisions. At October 31, 2013, we had not sold any loans under these agreements. We believe that these limited early payment default provisions will not expose us to a significant risk.
The Dodd-Frank Wall Street Reform and Consumer Protection Act provides for a number of new requirements relating to residential mortgage lending practices. These include, among others, minimum standards for mortgages and related lender practices, the definitions and parameters of a Qualified Mortgage and a Qualified Residential Mortgage, future risk retention requirements, limitations on certain fees, prohibition of certain tying arrangements, and remedies for borrowers in foreclosure proceedings in the event that a lender violates fee limitations or minimum standards. We do not believe that the effect of these requirements on our mortgage subsidiary will be significant, although it will restrict us from providing a comprehensive package of services to our home buyer due to fee restrictions imposed upon our home buyers as to what they are permitted to pay to our affiliated businesses.

Competition
The home building business is highly competitive and fragmented. We compete with numerous home builders of varying sizes, ranging from local to national in scope, some of which have greater sales and financial resources than we do. Sales of existing homes, whether by a homeowner or by a financial institution that has acquired a home through a foreclosure, also provide competition. We compete primarily on the basis of price, location, design, quality, service and reputation. We also believe our financial stability, relative to many others in our industry, is a favorable competitive factor as more home buyers focus on builder solvency.
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

Gibraltar
In fiscal 2010, we formed Gibraltar to invest in distressed real estate opportunities. Gibraltar focuses primarily on residential loans and properties, from the raw ground to partially and fully improved developments, as well as commercial opportunities. At October 31, 2013, Gibraltar had investments in distressed loans of approximately $36.4 million, investments in foreclosed real estate of $73.0 million and $25.7 million invested in a joint venture in which it is a 20% participant with two unrelated parties to purchase a 40% interest in an entity that owns and controls a portfolio of loans and real estate.
Toll Brothers Apartment Living/Toll Brothers Campus Living
Over the past several years, we have acquired control of a number of land parcels as for-rent apartment projects, including two student housing sites, totaling approximately 4,600 units. These projects, which are located in the metro-Boston to metro-Washington, D.C. corridor, are being developed or will be developed with partners under the brand names Toll Brothers Apartment Living and Toll Brothers Campus Living. A number of these sites had been acquired by us as part of a larger purchase or were originally acquired to develop as for-sale homes. Of the 4,600 planned units, 1,500 are owned by joint ventures in which we have a 50% interest; approximately 1,600 are owned by us; 1,200 of them are under contract to be purchased; and 300 of them are under letters of intent. Through the Trust, we also have interests in approximately 1,500 operating apartment units in the Washington, D.C. area and in Princeton Junction, NJ.
Employees
At October 31, 2013, we employed 3,019 persons full-time. At October 31, 2013, we were subject to one collective bargaining agreement that covered less than 2% of our employees. We consider our employee relations to be good.
Available Information
Our principal internet address is www.tollbrothers.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 available through our website, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The contents of our website are not, however, a part of this Form 10-K.
FORWARD-LOOKING STATEMENTS
Certain information included in this report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to estimates or other expectations regarding future events. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements may include, but are not limited to, information related to: anticipated operating results; home deliveries; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues; selling, general and administrative expenses; interest expense; inventory write-downs; unrecognized tax benefits; anticipated tax refunds; sales paces and prices; effects of home buyer cancellations; growth and expansion; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; the ability to acquire land and pursue real estate opportunities; the ability to gain approvals and open new communities; the ability to sell homes and properties; the ability to deliver homes from backlog; the ability to secure materials and subcontractors; the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; legal proceedings and claims; and consummation of the proposed transaction with Shapell including the related financings and subsequent sale of assets.
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
EXECUTIVE OFFICERS OF THE REGISTRANT
Information about our executive officers is incorporated by reference from Part III, Item 10 of this Form 10-K.
ITEM 1A. RISK FACTORS
The recent improvement in the home building industry has stabilized and may not continue. A reversal of the recovery or a further slowdown in the home building industry would likely further adversely affect our business, results of operations and financial condition.
We believe that, in fiscal 2012, the housing market began to recover from the significant slowdown that started in the fourth quarter of our fiscal year end October 31, 2005. During fiscal 2012 and the first nine months of fiscal 2013, we saw a strong recovery in the number of new sales contracts signed. We have witnessed a leveling of demand which began in the fourth quarter of our fiscal 2013 and has continued into fiscal 2014. We believe this to be a temporary pause triggered by a rapid rise in interest rates and home prices and uncertainty from the political discord in Washington.
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
As a result of this downturn, our sales and results of operations were adversely affected; we incurred significant inventory impairments and other write-offs; our gross margins declined significantly from historical levels; and we incurred substantial losses from operations, after write-offs, during fiscal 2011, 2010, 2009 and 2008. We cannot predict the continuation of the recovery, nor can we provide assurance that should the recovery not continue, our responses, or the government’s attempts to address the poor economic conditions will be successful. If the recovery does not continue or the poor economic conditions persist or worsen, they may adversely affect our results of operations and financial condition.
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

The home building industry is highly competitive, and if others are more successful or offer better value to our customers, our business could decline.
We operate in a very competitive environment, which is characterized by competition from a number of other home builders in each market in which we operate. We compete with large national and regional home building companies and with smaller local home builders for land, financing, raw materials and skilled management and labor resources. We also compete with the resale, also referred to as the “previously owned or existing” home market, which has increased significantly due to the large number of homes that are vacant, and homes that have been foreclosed on or will be foreclosed on, due to the current economic downturn. An oversupply of homes available for sale and the heavy discounting of home prices by some of our competitors could again adversely affect demand for our homes and the results of our operations. Increased competition could require us to further increase our selling incentives and/or reduce our prices. If we are unable to compete effectively in our markets, our business could decline disproportionately to that of our competitors.
If we are not able to obtain suitable financing, our interest rates are increased or our credit ratings are lowered, our business and results of operations may decline.
Our business and results of operations depend substantially on our ability to obtain financing, whether from bank borrowings or from financing in the public debt markets. Our revolving credit facility matures in July 2018 and $2.32 billion of our senior notes become due and payable at various times from November 2013 through September 2032. We cannot be certain that we will be able to continue to replace existing financing or find additional sources of financing in the future.
If we are not able to obtain suitable financing at reasonable terms or replace existing debt and credit facilities when they become due or expire, our costs for borrowings will likely increase and our revenues may decrease, or we could be precluded from continuing our operations at current levels.
Increases in interest rates can make it more difficult and/or expensive for us to obtain the funds we need to operate our business. The amount of interest we incur, on our revolving bank credit facility fluctuates based on changes in short-term interest rates, the amount of borrowings we incur and the ratings that national rating agencies assign to our outstanding debt securities. Increases in interest rates generally and/or any downgrading in the ratings that national rating agencies assign to our outstanding debt securities could increase the interest rates we must pay on any subsequent issuances of debt securities, and any such ratings downgrade could also make it more difficult for us to sell such debt securities.
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
Our results of operations also depend on the ability of our potential home buyers to obtain mortgages for the purchase of our homes. The uncertainties in the mortgage markets and their impact on the overall mortgage market, including the tightening of credit standards and increased government regulation, could adversely affect the ability of our customers to obtain financing for a home purchase, thus preventing our potential home buyers from purchasing our homes. Moreover, future increases in the cost of home mortgage financing could prevent our potential home buyers from purchasing our homes. In addition, where our potential home buyers must sell their existing homes in order to buy a home from us, increases in mortgage costs and/or lack of availability of mortgages could prevent the buyers of our potential home buyers’ existing homes from obtaining the mortgages they need to complete their purchases, which would result in our potential home buyers’ inability to buy a home from us. Similar risks apply to those buyers whose contracts are in our backlog of homes to be delivered. If our home buyers, potential buyers or buyers of our home buyers’ current homes cannot obtain suitable financing, our sales and results of operations would be adversely affected.
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
In the long term, our operations depend on our ability to obtain land at reasonable prices for the development of our residential communities. Due to the recent downturn in our business, our supply of available home sites, both owned and optioned, decreased from a peak of approximately 91,200 home sites controlled at April 30, 2006 to approximately 48,628 at October 31, 2013. In the future, changes in the general availability of land, competition for available land, availability of financing to acquire land, zoning regulations that limit housing density, and other market conditions may hurt our ability to obtain land for new residential communities at prices that will allow us to make a reasonable profit. If the supply of land appropriate for development of our residential communities becomes more limited because of these factors, or for any other reason, the cost of land could increase and/or the number of homes that we are able to sell and build could be reduced.
If the market value of our land and homes drops, our results of operations will likely decrease.
The market value of our land and housing inventories depends on market conditions. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. If housing demand decreases below what we anticipated when we acquired our inventory, we may not be able to make profits similar to what we have made in the past, may experience less than anticipated profits, and/or may not be able to recover our costs when we sell and build homes. Due to the significant decline in our business during 2006 to 2011, we recognized significant write-downs of our inventory. In fiscal 2012 and the first nine months of fiscal 2013, we have seen a recovery in our business, although not back to 2005 levels. We have witnessed a leveling of demand which began in the fourth quarter of our fiscal 2013 and has continued into fiscal 2014. We believe this to be a temporary pause. If the current recovery in market conditions does not resume or market conditions worsen, we may have to recognize additional write-downs of our inventories and/or may have to sell land or homes at a loss.
We participate in certain joint ventures where we may be adversely impacted by the failure of the joint venture or its participants to fulfill their obligations.
We have investments in and commitments to certain joint ventures with unrelated parties. These joint ventures may borrow money to help finance their activities. In certain circumstances, the joint venture participants, including ourselves, are required to provide guarantees of certain obligations relating to the joint ventures. As a result of the 2006-2011 downturn in the home building industry, some of these joint ventures or their participants have or may become unable or unwilling to fulfill their respective obligations. In addition, in most of these joint ventures, we do not have a controlling interest and as a result, we are not able to require these joint ventures or their participants to honor their obligations or renegotiate them on acceptable terms. If the joint ventures or their participants do not honor their obligations, we may be required to expend additional resources or suffer losses, which could be significant.
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
Our ability to develop residential communities may be adversely affected by circumstances beyond our control, including work stoppages, labor disputes and shortages of qualified trades people, such as carpenters, roofers, electricians and plumbers; changes in laws relating to union organizing activity; lack of availability of adequate utility infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured; and shortages, delays in availability, or fluctuations in prices of building materials. Any of these circumstances could give rise to delays in the start or completion of, or could increase the cost of, developing one or more of our residential communities. We may not be able to recover these increased costs by raising our home prices because the price for each home is typically set months prior to its delivery pursuant to the agreement of sale with the home buyer. If that happens, our operating results could be harmed.
We are subject to one collective bargaining agreement that covers approximately 2% of our employees. We have not experienced any work stoppages due to strikes by unionized workers, but we cannot assure you that there will not be any work stoppages due to strikes or other job actions in the future. We use independent contractors, many of which are non-unionized, to construct our homes. At any given point in time, those subcontractors, who are not yet represented by a union, may be unionized.
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
Our future success depends, to a significant degree, on the efforts of our senior management. Our operations could be adversely affected if key members of our senior management leave our employ. As a result of a decline in our stock price, previous retention mechanisms, such as equity awards, have diminished in value and, therefore, may become less effective as incentives for our senior management to continue to remain employed with us.
Changes in tax laws or the interpretation of tax laws may negatively affect our operating results.
We believe that our recorded tax balances are adequate; however, it is not possible to predict the effects of possible changes in the tax laws or changes in their interpretation and whether they could have a material adverse impact on our operating results. We have filed claims for refunds of taxes paid in prior years based upon certain filing positions we believe are appropriate. If the Internal Revenue Service disagrees with these filing positions, we may have to return some of the refunds we have received.
We may not be able to realize all of our deferred tax assets.
At October 31, 2013, we had $341.7 million of federal and state deferred tax assets against which we have recognized valuation allowances of $55.7 million. Losses for federal income tax purposes can generally be carried forward for a period of 20 years. At October 31, 2013, the Company expects to utilize all prior year federal tax loss carryforwards resulting from losses incurred for federal income tax purposes during fiscal years 2011 and 2012 on its fiscal 2013 federal income tax return. In order to realize our net federal deferred tax assets, we must generate sufficient taxable income in the future.
We also file tax returns in the various states in which we do business. Each state has its own statutes regarding the use of tax loss carryforwards. Some of the states in which we do business do not allow for the carry forward of losses while others allow for carry forwards for 5 years to 20 years. In order to realize our net state deferred tax assets, we must generate sufficient taxable income within the periods allowed by statutes to carry forward losses.
In the construction of a high-rise building, whether a for-sale or a for-rental property, we incur significant costs before we can begin construction, sell and deliver the units to our customers or commence the collection of rent and recover our costs. We may be subject to delays in construction which could lead to higher costs which could adversely affect our operating results. Changing market conditions during the construction period could negatively impact selling prices and rents which could adversely affect our operating results.
Before a high-rise building generates any revenues, we make material expenditures to acquire land, to obtain permits, development approvals and entitlements and to construct the building. It generally takes several years for us to acquire the land and construct, market and deliver units or lease units in a high-rise building. Completion times vary on a building-by-building basis depending on the complexity of the project, its stage of development when acquired, and the regulatory and community issues involved. As a result of these potential delays in the completion of a building, we face the risk that demand for housing may decline during the period and we may be forced to sell or lease units at a loss or for prices that generate lower profit margins than we anticipated. Furthermore, after a delay during construction, we may face increased costs due to construction costs that exceed our initial expectations as a result of inflation or other causes and/or asset carrying costs (including interest on funds used to acquire land construct the building) can be significant and can adversely affect our operating results. If values decline, we may also be required to make material write-downs of the book value of the building in accordance with GAAP .
Our business is seasonal in nature, so our quarterly operating results may fluctuate.
Our quarterly operating results fluctuate with the seasons; normally, a significant portion of our agreements of sale are entered into with customers in the winter and spring months. Construction of one of our traditional homes typically proceeds after signing the agreement of sale with our customer and can require 12 months or more to complete. Weather-related problems may occur in the late winter and early spring, delaying starts or closings or increasing costs and reducing profitability. In addition, delays in opening new communities or new sections of existing communities could have an adverse impact on home sales and revenues. Expenses are not incurred and recognized evenly throughout the year. Because of these factors, our quarterly operating results may be uneven and may be marked by lower revenues and earnings in some quarters than in others.

We invest in distressed loans and real estate related assets at significant discounts; however, if the real estate markets deteriorate significantly, we could suffer losses.
We formed Gibraltar to invest in distressed real estate opportunities. Our investments have involved acquisitions of portfolios or interests in portfolios of distressed loans, some of which have been converted to real estate owned; however, these investments present many risks in addition to those inherent in normal lending activities, including the risk that the recovery of the United States real estate markets will not take place for many years and that the value of our investments are not recoverable. There is also the possibility that, if we cannot liquidate our investments as expected, we would be required to reduce the value at which they are carried on our financial statements.
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

Future terrorist attacks against the United States or any foreign country or increased domestic or international instability could significantly reduce the number of new contracts signed, increase the number of cancellations of existing contracts and/or increase our operating expenses which could adversely affect our business.
Information technology failures and data security breaches could harm our business.

As part of our normal business activities, we use information technology and other computer resources to carry out important operational activities and to maintain our business records. Our computer systems, including our back-up systems, are subject to interruption or damage from power outages, computer and telecommunications failures, computer viruses, security breaches (including through cyber-attack and data theft), catastrophic events such as fires, floods, tornadoes and hurricanes and usage errors. If our computer systems and our back-up systems are compromised, degraded, damaged, breached, or cease to function properly, we could suffer interruptions in our operations or unintentionally allow misappropriation of proprietary or confidential information (including information about our home buyers and business partners), which could damage our reputation and require us to incur significant costs to remediate or otherwise resolve these issues.

We cannot be assured that the proposed Acquisition of Shapell will be completed.

There are a number of risks and uncertainties relating to the Acquisition of Shapell. For example, the Acquisition may not be completed, or may not be completed in the time frame, on the terms or in the manner currently anticipated, as a result of a number of factors, including, among other things, the failure of one or more of the conditions to closing in the Purchase Agreement. There can be no assurance that the conditions to closing of the Acquisition will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the Acquisition. The Purchase Agreement may be terminated by the parties thereto under certain circumstances, including, without limitation, if the Acquisition has not been completed by March 31, 2014 (subject to extension in certain limited circumstances and exceptions). Any delay in closing or a failure to close could have a negative impact on our business.
We may fail to realize the growth prospects and other benefits anticipated as a result of the acquisition of Shapell.
The success of the Acquisition will depend, in part, on our ability to realize the anticipated business opportunities and growth prospects from combining our businesses with those of Shapell. We may never realize these business opportunities and growth prospects. Integrating Shapell’s operations will require significant efforts and expenditures. Our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures and the cost of integration may exceed our expectations. We may also be required to make unanticipated capital expenditures or investments in order to maintain, improve or sustain Shapell’s operations or take write-offs or impairment charges and may be subject to unanticipated or unknown liabilities relating to Shapell and its business. We might experience increased competition that limits our ability to expand our business, and we might not be able to capitalize on expected business opportunities. We might be over-invested in the California market. If any of these factors limit our ability to integrate the businesses successfully or on a timely basis, the expectations of future results of operations following the Acquisition might not be met, including, without limitation, our belief that the Acquisition will be accretive to earnings in the first year, excluding transaction expenses, and the amount we expect to receive from Shapell’s homes under construction.
In addition, we and Shapell have operated and, until the completion of the Acquisition, will continue to operate independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to achieve the anticipated benefits of the Acquisition and could harm our financial performance.
We will incur significant transaction and acquisition-related integration costs in connection with the Acquisition.
We are currently developing a plan to integrate the operations of Shapell after the completion of the Acquisition. Although we anticipate achieving synergies in connection with the Acquisition, we also expect to incur costs to implement such cost savings measures. We cannot currently identify the timing, nature and amount of all such charges. The significant transaction costs and acquisition-related integration costs could materially adversely affect our results of operations in the period in which such charges are recorded or our cash flow in the period in which any related costs are actually paid. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, will offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all. We have identified some, but not all, of the actions necessary to achieve our anticipated cost and operational savings. Accordingly, the cost and operational savings may not be achievable in our anticipated amount or timeframe or at all.
We and Shapell will be subject to business uncertainties while the Acquisition is pending that could adversely affect our and its business.
Uncertainty about the effect of the Acquisition on employees and customers may have an adverse effect on us and Shapell. Although we and Shapell intend to take actions to reduce any adverse effects, these uncertainties may impair our and their ability to attract, retain and motivate key personnel until the Acquisition is completed and for a period of time thereafter. These uncertainties could cause customers, suppliers and others that deal with us and Shapell to seek to change existing business relationships with us and Shapell. Employee retention could be reduced during the pendency of the Acquisition, as employees may experience uncertainty about their future roles. If, despite our and Shapell’s retention efforts, key employees depart because of concerns relating to the uncertainty and difficulty of the integration process or a desire not to remain with us, our business could be harmed.
The Acquisition may be subject to receipt of consent or approval from governmental authorities that could delay or prevent the completion of the Acquisition or that could cause the abandonment of the Acquisition.
To complete the Acquisition, we and Shapell may need to obtain approvals or consents from, or make filings with, certain applicable governmental authorities. While we and Shapell each believe that we will receive all required approvals for the Acquisition, there can be no assurance as to the receipt or timing of receipt of these approvals. If any such approvals are required, the receipt of such approvals may be conditional upon actions that the parties are not obligated to take under the Purchase Agreement and other related agreements, which could result in the termination of the Purchase Agreement by us or the seller, or, if such approvals are received, their terms could have a detrimental impact on us following the completion of the Acquisition. A substantial delay in obtaining any required authorizations, approvals or consents, or the imposition of unfavorable terms, conditions or restrictions contained in such authorizations, approvals or consents, could prevent the completion of the Acquisition or have an adverse effect on the anticipated benefits of the Acquisition, thereby adversely impacting our business, financial condition or results of operations.
Our proposed acquisition of Shapell may expose us to unknown liabilities.
Because we have agreed to acquire all the outstanding equity interests of Shapell, our acquisition of Shapell will generally be subject to all of its liabilities, other than certain excluded liabilities as set forth in the Purchase Agreement. If there are unknown liabilities or other obligations, including contingent liabilities, our business could be materially affected. We may learn additional information about Shapell that adversely affects us, such as unknown liabilities, including liabilities under environmental laws, issues that could affect our ability to comply with the Sarbanes-Oxley Act, or issues that could affect our ability to comply with other applicable laws. Also, Shapell may have less cash on hand at closing than we expect.

To reduce land concentration and outstanding borrowings, we expect to sell a significant amount of assets.

Following the closing of the Acquisition, we expect to selectively sell approximately $500 million of assets to reduce land concentration and outstanding borrowings; however, the timing and size of any asset sale transactions will be dependent on market and other factors, some of which are outside of our control. We make no assurance that we will be able to complete asset sale transactions on attractive terms or at all.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Headquarters
Our corporate office, which we lease from an unrelated party, contains approximately 200,000 square feet and is located in Horsham, Pennsylvania.
Manufacturing/Distribution Facilities
We own a manufacturing facility of approximately 300,000 square feet located in Morrisville, Pennsylvania; a manufacturing facility of approximately 186,000 square feet located in Emporia, Virginia; and a manufacturing facility of approximately 134,000 square feet in Knox, Indiana. We lease, from an unrelated party, a facility of approximately 56,000 square feet located in Fairless Hills, Pennsylvania. In addition, we own a 34,000 square foot manufacturing, warehouse and office in Culpepper, Virginia. At these facilities, we manufacture open wall panels, roof and floor trusses, and certain interior and exterior millwork to supply a portion of our construction needs. These facilities supply components used in our North, Mid-Atlantic and South geographic segments. These operations also permit us to purchase wholesale lumber, plywood, windows, doors, certain other interior and exterior millwork and other building materials to supply to our communities. We believe that increased efficiencies, cost savings and productivity result from the operation of these plants and from the wholesale purchase of materials.
Office and Other Facilities
We own or lease from unrelated parties office and warehouse space and golf course facilities in various locations, none of which are material to our business.
ITEM 3. LEGAL PROCEEDINGS
We are involved in various claims and litigation arising principally in the ordinary course of business. We believe that adequate provision for resolution of all current claims and pending litigation has been made for probable losses and the disposition of these matters will not have a material adverse effect on our results of operations and liquidity or on our financial condition.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock are listed on the New York Stock Exchange ("NYSE") under the symbol “TOL”. The following table sets forth, for the fiscal quarters indicated, the reported high and low sales prices per share of our common stock as reported on the New York Stock Exchange.

	Three months ended
	October 31	July 31	April 30	January 31
2013
High	$35.01	$39.24	$37.94	$38.35
Low	$29.64	$30.31	$29.87	$28.50
2012
High	$37.07	$31.33	$25.79	$23.67
Low	$28.39	$23.83	$21.78	$16.78
The closing price of our common stock on the NYSE on the last trading day of our fiscal years ended October 31, 2013, 2012 and 2011 was $32.88, $33.01 and $17.44, respectively. At December 19, 2013, there were approximately 754 record holders of our common stock.
Issuer Purchases of Equity Securities
During the three months ended October 31, 2013, we repurchased the following shares under our repurchase program:

Period	Total number of shares purchased (a)(b)	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (c)	Maximum number of shares that may yet be purchased under the plan or program (c)
	(in thousands)		(in thousands)	(in thousands)
August 1 to August 31, 2013	1	$31.01	1	8,270
September 1 to September 30, 2013	4	$32.62	—	8,270
October 1 to October 31, 2013	1	$31.35	1	8,269
Total	6		2

(a)
Our stock incentive plans permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three months ended October 31, 2013, the net exercise method was employed to exercise options to acquire 500,000 shares of our common stock; we withheld 395,092 of the shares subject to the options to cover $12.7 million of aggregate option exercise price and income tax withholdings and issued the remaining 104,908 shares to the participants. In addition, our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the restricted stock unit recipient. During the three months ended October 31, 2013, we withheld 60 of the shares subject to restricted stock units to cover $2,000 of income tax withholdings and we issued the remaining 127 shares to the recipients. The shares withheld in connection with the net exercise method are not included in the total number of shares purchased in the table above.

(b)
Our stock incentive plans also permit participants to use the fair market value of Company common stock they own to pay for the exercise of stock options (“stock swap method”). During the three months ended October 31, 2013, the Company received 4,034 shares with an average fair market value per share of $32.61 for the exercise of 6,534 options using the stock swap method. The shares used under the stock swap method are included in the total number of shares purchased in the table above.

(c)
On March 20, 2003, our Board of Directors authorized the repurchase of up to 20 million shares of our common stock in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.

Except as set forth above, we did not repurchase any of our equity securities during the three-month period ended October 31, 2013.
Stockholder Return Performance Graph
The following graph and chart compares the five-year cumulative total return (assuming an investment of $100 was made on October 31, 2008 and that dividends, if any, were reinvested) from October 31, 2008 to October 31, 2013, for (a) our common stock, (b) the Standard & Poor’s Homebuilding Index (the “S&P Homebuilding Index”) and (c) the Standard & Poor’s 500 Composite Stock Index (the “S&P 500 Index”):
Comparison of 5 Year Cumulative Total Return Among Toll Brothers, Inc., the S&P 500 Index, and the S&P Homebuilding Index

October 31:	2008	2009	2010	2011	2012	2013
Toll Brothers, Inc.	100.00	74.91	77.60	75.43	142.78	142.21
S&P 500	100.00	109.80	127.94	138.29	159.32	202.61
S&P Homebuilding	100.00	108.92	106.00	101.73	241.35	232.47
Dividends
We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so. Rather, we expect to follow a policy of retaining earnings in order to finance our business and, from time to time, repurchase shares of our common stock. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our bank credit agreement requires us to maintain a minimum tangible net worth (as defined in the agreement), which restricts the amount of dividends we may pay. At October 31, 2013, under the most restrictive provisions of our bank credit agreement, we could have paid up to approximately $1.00 billion of cash dividends.
ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth selected consolidated financial and housing data at and for each of the five fiscal years in the period ended October 31, 2013. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto, listed in Item 15(a)1 of this Form 10-K beginning at page F-1 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Form 10-K.
Summary Consolidated Statements of Operations and Balance Sheets (amounts in thousands, except per share data):

Year ended October 31:	2013	2012	2011	2010	2009
Revenues	$2,674,299	$1,882,781	$1,475,881	$1,494,771	$1,755,310
Income (loss) before income taxes	$267,697	$112,942	$(29,366)	$(117,187)	$(496,465)
Net income (loss)	$170,606	$487,146	$39,795	$(3,374)	$(755,825)
Earnings (loss) per share:
Basic	$1.01	$2.91	$0.24	$(0.02)	$(4.68)
Diluted	$0.97	$2.86	$0.24	$(0.02)	$(4.68)
Weighted average number of shares outstanding:
Basic	169,288	167,346	167,140	165,666	161,549
Diluted	177,963	170,154	168,381	165,666	161,549

At October 31:	2013	2012	2011	2010	2009
Cash, cash equivalents and marketable securities	$825,480	$1,217,892	$1,139,912	$1,236,927	$1,908,894
Inventory	$4,650,412	$3,732,703	$3,416,723	$3,241,725	$3,183,566
Total assets	$6,827,459	$6,181,044	$5,055,246	$5,171,555	$5,634,444
Debt:
Loans payable	$107,222	$99,817	$106,556	$94,491	$472,854
Senior debt	2,321,442	2,080,463	1,490,972	1,544,110	1,587,648
Senior subordinated debt					47,872
Mortgage company loan facility	75,000	72,664	57,409	72,367	27,015
Total debt	$2,503,664	$2,252,944	$1,654,937	$1,710,968	$2,135,389
Equity	$3,339,164	$3,127,871	$2,592,551	$2,559,013	$2,516,482
Housing Data

Year ended October 31:	2013	2012	2011	2010	2009
Closings:
Number of homes	4,184	3,286	2,611	2,642	2,965
Value (in thousands)	$2,674,299	$1,882,781	$1,475,881	$1,494,771	$1,755,310
Net contracts signed:
Number of homes	5,294	4,159	2,784	2,605	2,450
Value (in thousands)	$3,633,908	$2,557,917	$1,604,827	$1,472,030	$1,304,656

At October 31:	2013	2012	2011	2010	2009
Backlog:
Number of homes	3,679	2,569	1,667	1,494	1,531
Value (in thousands)	$2,629,466	$1,669,857	$981,052	$852,106	$874,837
Number of selling communities	232	224	215	195	200
Home sites:
Owned	33,967	31,327	30,199	28,891	26,872
Controlled	14,661	9,023	7,298	5,961	5,045
Total	48,628	40,350	37,497	34,852	31,917

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")
This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and Notes thereto included in Item 15(a)1 of this Form 10-K, beginning at page F-1.  It also should be read in conjunction with the disclosure under "Forward-Looking Statements" in Part 1 of this Form 10-K.
When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires. References herein to “fiscal 2013,” “fiscal 2012,” “fiscal 2011,” “fiscal 2010,” “fiscal 2009,” and “fiscal 2008” refer to our fiscal years ended October 31, 2013, October 31, 2012, October 31, 2011, October 31, 2010, October 31, 2009, and October 31, 2008, respectively. References herein to “fiscal 2014” refer to our fiscal year ending October 31, 2014.
Unless otherwise stated in this report, net contracts signed represents a number or value equal to the gross number or value of contracts signed during the relevant period, less the number or value of contracts canceled during the relevant period, which includes contracts that were signed during the relevant period and in prior periods.
OVERVIEW
Our Business
We design, build, market and arrange financing for detached and attached homes in luxury residential communities. We cater to move-up, empty-nester, active-adult, age-qualified and second-home buyers in the United States. We also build and sell homes in urban infill markets through Toll City Living® ("City Living"). At October 31, 2013, we were operating in 19 states. In the five years ended October 31, 2013, we delivered 15,688 homes from 512 communities, including 4,184 homes from 297 communities in fiscal 2013.
In fiscal 2010, we formed Gibraltar Capital and Asset Management LLC (“Gibraltar”) to invest in distressed real estate opportunities. Gibraltar focuses primarily on residential loans and properties, from unimproved ground to partially and fully improved developments, as well as commercial opportunities.
Over the past several years, we have acquired control of a number of land parcels as for-rent apartment projects, including two student housing sites, totaling approximately 4,600 units. See "Toll Brothers Apartment Living/Toll Brothers Campus Living" section of this "Overview". Through Toll Brothers Realty Trust (“Trust”), we also have interests in approximately 1,500 operating apartment units in the Washington, D.C. area and in Princeton Junction, NJ.
We operate our own land development, architectural, engineering, mortgage, title, landscaping, security monitoring, lumber distribution, house component assembly, and manufacturing operations. We also develop, own and operate golf courses and country clubs, which generally are associated with several of our master planned communities. We have investments in a number of joint ventures to develop land for the sole use of the venture participants, including ourselves, and to develop land for sale to the joint venture participants and to unrelated builders. We are a participant in joint ventures with unrelated parties to develop luxury condominium projects, including for-sale and rental residential units and commercial space, a single master planned community, and a high-rise luxury for-sale condominium/hotel project. In addition, we formed and own interests in Toll Brothers Realty Trust II (“Trust II”) to invest in commercial real estate opportunities.

Fiscal 2013 Financial Highlights
In the twelve-month period ended October 31, 2013, we recognized $2.67 billion of revenues and net income of $170.6 million, as compared to $1.88 billion of revenues and net income of $487.1 million in fiscal 2012. The fiscal 2012 net income included an income tax benefit of $394.7 million related to the reversal of deferred tax asset valuation allowances.
At October 31, 2013, we had $825.5 million of cash, cash equivalents and marketable securities on hand and approximately $958.4 million available under our $1.04 billion revolving credit facility that matures in August 2018. During fiscal 2013, we issued $400 million of senior notes and repaid $163.9 million of senior notes that matured in fiscal 2013.

Acquisition

In November 2013, we entered into a purchase and sale agreement (the “Purchase Agreement”) to acquire all of the equity interests in Shapell Industries, Inc. (“Shapell”), for an aggregate all-cash purchase price of $1.60 billion, which amount is subject to adjustment in accordance with the terms of the Purchase Agreement. We have agreed to acquire the single-family residential real property development business of Shapell, including a portfolio of approximately 5,200 home sites in California. We intend to use the net proceeds of the equity offering and the senior note offerings consummated in November 2013, borrowings under our $1.04 billion credit facility, other financial resources available to us, and, if needed, borrowings under the 364-day unsecured revolving credit commitment to finance the Acquisition. See Note 1, "Significant Accounting Policies - Subsequent Events" of the Notes to Consolidated Financial Statements in this Form 10-K.

Shapell was founded in 1955 as a home construction company that built custom-quality single-family home communities in Southern California. Shapell designs, constructs and markets single-family detached and attached homes and develops land in master-planned communities and neighborhoods throughout coastal Northern and Southern California. Shapell’s revenues from home building totaled $354 million, $252 million, $272 million and $274 million for 2010, 2011, 2012 and the eight-month period ended August 31, 2013, respectively. Shapell has delivered over 70,000 homes and built over 7,000 apartments since 1955.

Shapell’s home building operation has 18 active selling communities concentrated in 15 locations. It is organized in two geographic regions, Northern California and Southern California, within which it is focused on a select number of premium markets.

Following the closing of the acquisition, we expect to selectively sell approximately $500 million of assets to reduce land concentration and outstanding borrowings; however, the timing and size of any asset sale transactions will be dependent on market and other factors, some of which are outside of our control. We make no assurance that we will be able to complete asset sale transactions on attractive terms or at all.
Our Challenging Business Environment and Current Outlook
We believe that, in fiscal 2012, the housing market began to recover from the significant slowdown that started in the fourth quarter of our fiscal year ended October 31, 2005. During fiscal 2012 and the first nine months of fiscal 2013, we saw a strong recovery in the number and value of new sales contracts signed. Our net contracts signed in fiscal 2012 and 2013, as compared to fiscal 2011, increased approximately 50% and 90%, respectively, in the number of net contracts signed and 59% and 126%, respectively, in the value of net contracts signed. Although the number and value of fiscal 2012 and 2013 net contracts signed increased over fiscal 2011, they were still significantly below what we recorded in fiscal 2005. We have witnessed a leveling of demand which began in the fourth quarter of our fiscal 2013 and has continued into fiscal 2014. We believe this to be a temporary pause triggered by a rapid rise in interest rates and home prices and uncertainty from the political discord in Washington.
We are still affected by the 2006-2011 downturn in the housing market. We believe the downturn started with a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale. The downturn was exacerbated by, among other things, a decline in the overall economy, increased unemployment, the large number of homes that were vacant and homes that had been foreclosed on due to the economic downturn, a fear of job loss, a decline in home prices and the resulting reduction in home equity, the inability of some of our home buyers, or some prospective buyers of their homes, to sell their current homes, the deterioration in the credit markets, and the direct and indirect impact of the turmoil in the mortgage loan market. We believe that, as the national unemployment rate declines and confidence improves, pent-up demand will begin to be released.
We believe that the demographics of the move-up, empty-nester, active-adult, age-qualified and second-home upscale markets will provide us with the potential for growth in the coming decade. According to the U.S. Census Bureau, the number of households earning $100,000 or more (in constant 2012 dollars) at September 2013 stood at 26.9 million, or approximately 22% of all U.S. households. This group has grown at three times the rate of increase of all U.S. households since 1980. According to Harvard University's June 2012 "The State of the Nation's Housing," the growth and aging of the current population, assuming the economic recovery is sustained over the next few years, supports the addition of about 1.2 new household formations per year during the next decade.

According to the U.S. Census Bureau, during the period 1970 through 2006, total housing starts in the United States averaged approximately 1.6 million per year, while in the period 2007 through 2012, total housing starts averaged approximately 0.8 million per year. In addition, based on the trend of household formations in relation to population growth during the period 2000 through 2007, the number of households formations formed in the four year period of 2008 through 2011 was approximately 2.9 million less than would have been expected.
In the 2006-2011 downturn, in many markets, the pipeline of approved and improved home sites dwindled as many builders and developers lacked both the capital and the economic benefit for bringing sites through approvals. Therefore, we believe that, as demand continues to strengthen, builders and developers with approved land in well-located markets will be poised to benefit. We believe that this will be particularly true for us because our land portfolio is heavily weighted in the metro-Washington, DC to metro-Boston corridor where land is scarce, approvals are more difficult to obtain and overbuilding has been relatively less prevalent than in the Southeast and Western regions.
We continue to believe that many of our communities are in desirable locations that are difficult to replace and in markets where approvals have been increasingly difficult to achieve. We believe that many of these communities have substantial embedded value that may be realized in the future as the housing recovery strengthens.
Competitive Landscape
Based on our experience during prior downturns in the housing industry, we believe that attractive land acquisition opportunities arise in difficult times for those builders that have the financial strength to take advantage of them. In the current environment, we believe our strong balance sheet, liquidity, access to capital, broad geographic presence, diversified product line, experienced personnel, and national brand name all position us well for such opportunities now and in the future.
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
In response to the decline in market conditions over the past several years, we re-evaluated and renegotiated or canceled many of our land purchase contracts. In addition, we sold, and may continue to sell, certain parcels of land that we identified as non-strategic. As a result, we reduced our land position from a high of approximately 91,200 home sites at April 30, 2006 to a low of approximately 31,700 home sites at January 31, 2010. Based on our belief that the housing market has begun to recover, the increased attractiveness of land available for purchase and the revival of demand in certain areas, we have begun to increase our land positions. During fiscal 2013 and 2012, we acquired control of approximately 12,500 home sites (net of options terminated) and 6,100 home sites (net of options terminated), respectively. In November 2013, we agreed to acquire all of the equity interests in the single-family residential real property development business of Shapell, including a portfolio of approximately 5,200 home sites in California. See "Overview - Acquisition" in this MD&A for more information about the Shapell acquisition.
At October 31, 2013, we controlled approximately 48,628 home sites of which we owned approximately 33,967. Significant improvements were completed on approximately 12,554 of the 33,967 home sites. At October 31, 2013, we were selling from 232 communities, compared to 224 at October 31, 2012 and 215 communities at October 31, 2011.
We expect to be selling from 250 to 290 communities at October 31, 2014. At October 31, 2013, we had 25 communities that were temporarily closed due to market conditions and that we do not expect to re-open in fiscal 2014.
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
While the range of mortgage products available to a potential home buyer is not what it was in the period 2005 through 2007, we have seen improvements over the past several years. Indications from industry participants, including commercial banks, mortgage banks, mortgage real estate investment trusts and mortgage insurance companies are that availability, parameters and pricing of jumbo loans are all improving. We believe that improvement should not only enhance financing alternatives for existing jumbo buyers, but also help to offset the reduction in Fannie Mae/Freddie Mac-eligible loan amounts in some markets. Based on the mortgages provided by our mortgage subsidiary, we do not expect the change in the Fannie Mae/Freddie Mac-eligible loan amounts to have a significant impact on our business.
There has been significant media attention given to mortgage put-backs, a practice by which a buyer of a mortgage loan tries to recoup losses from the loan originator. We do not believe this is a material issue for our mortgage subsidiary. Of the approximately 17,521 loans sold by our mortgage subsidiary since November 1, 2004, only 31 have been the subject of either actual indemnification payments or take-backs or contingent liability loss provisions related thereto. We believe that this is due to (i) our typical home buyer's financial position and sophistication, (ii) on average, our home buyers who use mortgage financing to purchase a home pay approximately 30% of the purchase price in cash, (iii) our general practice of not originating certain loan types such as option adjustable rate mortgages and down payment assistance products, and our origination of few sub-prime and high loan-to-value/no documentation loans, (iv) our elimination of “early payment default” provisions from each of our agreements with our mortgage investors several years ago, and (v) the quality of our controls, processes and personnel in our mortgage subsidiary. We have entered into two agreements with investors that contain limited early payment default provisions. At October 31, 2013, we had not sold any loans under these agreements. We believe that these limited early payment default provisions will not expose us to a significant risk.
The Dodd-Frank Wall Street Reform and Consumer Protection Act provides for a number of new requirements relating to residential mortgage lending practices. These include, among others, minimum standards for mortgages and related lender practices, the definitions and parameters of a Qualified Mortgage and a Qualified Residential Mortgage, future risk retention requirements, limitations on certain fees, prohibition of certain tying arrangements, and remedies for borrowers in foreclosure proceedings in the event that a lender violates fee limitations or minimum standards. We do not believe that the effect of these requirements on our mortgage subsidiary will be significant, although it will restrict us from providing a comprehensive package of services to our home buyer due to fee restrictions imposed upon our home buyers as to what they are permitted to pay to our affiliated businesses.

Gibraltar
We continue to look for distressed real estate opportunities through Gibraltar. Gibraltar continues to selectively review new opportunities, including bank portfolios and other distressed real estate investments.
In fiscal 2013, Gibraltar acquired four loans directly and invested in a loan participation for an aggregate purchase price of approximately $26.0 million. The loans are secured by retail shopping centers, residential land and golf courses located in seven states.
At October 31, 2013, Gibraltar had investments in distressed loans of approximately $36.4 million, investments in foreclosed real estate of $73.0 million and an investment in a structured asset joint venture of $25.7 million. In fiscal 2013, 2012 and 2011, we recognized income, including its equity in the earnings from its investment in a structured asset joint venture, of $15.9 million, $7.2 million and $6.9 million from the Gibraltar operations, respectively.
Toll Brothers Apartment Living/Toll Brothers Campus Living
Over the past several years, we have acquired control of a number of land parcels as for-rent apartment projects, including two student housing sites, totaling approximately 4,600 units. These projects, which are located in the metro-Boston to metro-Washington, D.C. corridor, are being developed or will be developed with partners under the brand names Toll Brothers Apartment Living and Toll Brothers Campus Living. A number of these sites had been acquired by us as part of a larger purchase or were originally acquired to develop as for-sale homes. Of the 4,600 planned units, 1,500 are owned by joint ventures in which we have a 50% interest; approximately 1,600 are owned by us; 1,200 of them are under contract to be purchased; and 300 of them are under letters of intent. Through the Trust, we also have interests in approximately 1,500 operating apartment units in the Washington, D.C. area and in Princeton Junction, NJ.
CONTRACTS AND BACKLOG
The aggregate value of net sales contracts signed increased 42.1% in fiscal 2013, as compared to fiscal 2012, and 59.4% in fiscal 2012, as compared to fiscal 2011. The value of net sales contracts signed was $3.63 billion (5,294 homes) in fiscal 2013, $2.56 billion (4,159 homes) in fiscal 2012 and $1.60 billion (2,784 homes) in fiscal 2011. The increase in the aggregate value of net contracts signed in fiscal 2013, as compared to fiscal 2012, was the result of a 27.3% increase in the number of net contracts signed, and a 11.6% increase in the average value of each contract signed. The increase in the number of net contracts signed in fiscal 2013, as compared to fiscal 2012, was primarily due to the continued recovery in the U.S. housing market in fiscal 2013 and the reduced competition from the small and mid-sized private builders that had been our primary competitors in the luxury market. The increase in the average value of each contract signed in fiscal 2013, as compared to fiscal 2012, was due primarily to a change in mix of contracts signed to more expensive areas, higher priced products, increased prices and reduced incentives given on new contracts signed.
The increase in the aggregate value of net contracts signed in fiscal 2012, as compared to fiscal 2011, was the result of a 49.4% increase in the number of net contracts signed, and a 6.7% increase in the average value of each contract signed. The increase in the number of net contracts signed in fiscal 2012, as compared to fiscal 2011, was primarily due to the continued recovery in the U.S. housing market in fiscal 2013, reduced competition from the small and mid-sized private builders that had been our primary competitors in the luxury market and a 10% increase in the average number of selling communities in fiscal 2012, as compared to fiscal 2011.
Backlog consists of homes under contract but not yet delivered to our home buyers ("backlog"). The value of our backlog at October 31, 2013, 2012 and 2011 was $2.63 billion (3,679 homes), $1.67 billion (2,569 homes) and $981.1 million (1,667 homes), respectively. Of the homes in backlog at October 31, 2013, approximately 96.5% are scheduled to be delivered by October 31, 2014. The 57.5% and 43.2% increase in the value and number of homes in backlog at October 31, 2013, as compared to October 31, 2012, was due to the increase in the number and the average value of net contracts signed in fiscal 2013, as compared to fiscal 2012, offset, in part, by the increase in the aggregate value and number of our deliveries in fiscal 2013, as compared to the aggregate value and number of deliveries in fiscal 2012.
The 70.2% and 54.1% increase in the value and number of homes in backlog at October 31, 2012 as compared to October 31, 2011, was due to the 59.4% and 49.4% increase, respectively, in the number and average value of net contracts signed in fiscal 2012, as compared to fiscal 2011 and the higher value and number of homes in backlog at October 31, 2011, as compared to October 31, 2010, offset, in part, by the increase in the aggregate value and number of our deliveries in fiscal 2012, as compared to the aggregate value and number of deliveries in fiscal 2011.
For more information regarding revenues, net contracts signed and backlog by geographic segment, see “Segments” in this MD&A.

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

We provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable in each of the three fiscal years ended October 31, 2013, 2012 and 2011 as shown in the table below (amounts in thousands).

	2013	2012	2011
Land controlled for future communities	$1,183	$451	$17,752
Land owned for future communities	—	1,218	17,000
Operating communities	3,340	13,070	17,085
	$4,523	$14,739	$51,837
The table below provides, for the periods indicated, the number of operating communities that we reviewed for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and, as of the end of the period indicated, the fair value of those communities, net of impairment charges ($ amounts in thousands).

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges
Fiscal 2013:
January 31	60	2	$5,377	$700
April 30	79	1	$749	340
July 31	76	1	$191	100
October 31	63	2	$6,798	2,200
				$3,340
Fiscal 2012:
January 31	113	8	$49,758	$6,425
April 30	115	2	$22,962	2,560
July 31	115	4	$6,609	2,685
October 31	108	3	$9,319	1,400
				$13,070
Fiscal 2011:
January 31	143	6	$56,105	$5,475
April 30	142	9	$40,765	10,725
July 31	129	2	$867	175
October 31	114	3	$3,367	710
				$17,085
Income Taxes — Valuation Allowance
Significant judgment is applied in assessing the realizability of deferred tax assets. In accordance with GAAP, a valuation allowance is established against a deferred tax asset if, based on the available evidence, it is more-likely-than-not that such asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. We assess the need for valuation allowances for deferred tax assets based on GAAP's “more-likely-than-not” realization threshold criteria. In our assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. Forming a conclusion that a valuation allowance is not needed is difficult when there is significant negative evidence such as cumulative losses in recent years. This assessment considers, among other matters, the nature, consistency and magnitude of current and cumulative income and losses, forecasts of future profitability, the duration of statutory carryback or carryforward periods, our experience with operating loss and tax credit carryforwards being used before expiration, and tax planning alternatives.
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

At October 31, 2013, we expect to utilize all prior year federal tax loss carryforwards resulting from losses incurred for federal income tax purposes during fiscal years 2011 and 2012 on our fiscal 2013 federal income tax return.
We file tax returns in the various states in which we do business. Each state has its own statutes regarding the use of tax loss carryforwards. Some of the states in which we do business do not allow for the carry forward of losses while others allow for carry forwards for 5 years to 20 years.
At October 31, 2012, we re-evaluated the evidence related to the need for our deferred tax asset valuation allowances and determined that the valuation allowances on our federal deferred tax assets and certain state deferred tax assets were no longer needed because of sufficient positive objective evidence. That evidence principally consisted of (i) an indication that the events and conditions that gave rise to significant reported losses in recent years were unlikely to recur in the foreseeable future, (ii) a return to profitability in 2012, (iii) strong backlog evidencing that profitability would likely increase in 2013, and (iv) long net operating loss carryfoward periods that provided evidence that even without significant growth these deferred tax assets would more likely than not be realized. Some of the evidence considered was as follows:

•
We incurred pre-tax losses from 2008 through 2011 totaling $1.1 billion. These losses were driven primarily by impairments of land, options, inventory and joint ventures which aggregated approximately $1.53 billion during that period. The impairment charges were triggered by the most severe and longest downturn in the U.S. housing industry.

•
We generated pre-tax income of $132.1 million in the six-month period ended October 31, 2012. This included generating pre-tax income in five out of the previous six consecutive quarters ended October 31, 2012. Our operations had been profitable in each of the last ten quarters ended October 31, 2012, excluding impairment charges.

•
Impairment charges in fiscal 2012 decreased to $14.7 million due to the strength of the recovery in the housing industry and the lower carrying value of our inventories and joint venture investments as a result of the significant writedowns recognized on them over the period from 2005 through 2011.

•	The value of new contracts signed in fiscal 2012 increased 59% over fiscal 2011. Our cancellation rate of 4.2% in units and 4.0% in value in fiscal 2012 was the lowest it has been since before 2006.

•
We expected significant revenue and pre-tax income growth in fiscal 2013 which was supported by our backlog as well as the continued improvement in housing industry trends. Our backlog at October 31, 2012, which totaled $1.67 billion, was the highest it had been since 2008. Our backlog is a strong indicator of our next eight months of operations as we require a signed agreement of sale and a significant cash deposit for a sale to be included in backlog. We had objective and verifiable positive evidence, summarized more fully below, that we would continue to be profitable in fiscal 2013 due to our backlog. That positive evidence in tandem with other positive evidence provided the basis for overcoming the negative evidence. Even without growth in our profits over 2012 levels of profitability, we would realize our federal deferred tax assets in less than 10 years.

•	Based on our belief that the recovery in the housing market would be sustained, we expected to continue to grow revenues and be profitable beyond fiscal 2013.

•
Housing market indices showed positive gains in fiscal 2012. Unemployment rates continued to decrease from October 2010, consumer confidence showed continued improvement, and housing affordability was at near record levels. The October 2012 seasonally adjusted annual rate of housing starts was 894,000, as compared to 630,000 in October 2011 which represented an increase of 42%. The improvement in the housing market had been experienced by all the major public home builders. The financial community and economists were optimistic regarding the housing trends going into 2013.

•
There was significant pent-up demand for housing that we believed would support a prolonged recovery. According to the U.S. Census Bureau, during the period 1970 through 2007, total housing starts in the United States averaged approximately 1.26 million per year, while in the period 2008 through 2011, total housing starts averaged approximately 0.66 million per year. In addition, based on the trend of household formations in relation to population growth during the period 2000 through 2007, the number of household formations in the four-year period of 2008 through 2011 was approximately 2.3 million less than would have been expected.

•
We believed that the demographics of the move-up, empty-nester, active-adult, age-qualified and second-home upscale markets would provide us with the potential for growth in the coming decade. According to the U.S. Census Bureau, the number of households earning $100,000 or more (in constant 2011 dollars) at September 2011 stood at 25.4 million, or approximately 17.3% of all U.S. households. This group grew at three times the rate of increase of all U.S. households since 1980. According to Harvard University's June 2012 "The State of the Nation's Housing," the growth and aging of the current population and assuming the economic recovery is sustained over the next few years supports the addition of about one million new household formations per year during the next decade.

•
We emerged from the downturn with reduced competition and increased market share. We believed that many home builders in the areas in which we operated were no longer in business and that access to capital by the remaining ones was severely constrained. The seasonally adjusted annual rate of housing starts in October 2012 increased 42% over the October 2011 rate, whereas the increase in the number of our signed contracts in fiscal 2012 was 49%. The excess of our contracts signed versus the housing starts evidenced the additional market share we gained over the past year.

Based on the above re-evaluation, we reversed $394.7 million of federal and state deferred tax asset valuation allowances in fiscal 2012. In fiscal 2013, we continued to re-evaluate our need for a state deferred tax asset valuation allowance and updated our fiscal 2012 analysis. Based upon our better than forecasted operating results in fiscal 2013, our significantly higher backlog at October 31, 2013 and improved forecast of results of operations in fiscal 2014, we reversed an additional $4.6 million of state deferred tax asset valuation allowances in fiscal 2013.
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
For our standard attached and detached homes, land, land development and related costs, both incurred and estimated to be incurred in the future, are amortized to the cost of homes closed based upon the total number of homes to be constructed in each community. Any changes resulting from a change in the estimated number of homes to be constructed or in the estimated costs subsequent to the commencement of delivery of homes are allocated to the remaining undelivered homes in the community. Home construction and related costs are charged to the cost of homes closed under the specific identification method. For our master planned communities, the estimated land, common area development and related costs, including the cost of golf courses, net of their estimated residual value, are allocated to individual communities within a master planned community on a relative sales value basis. Any changes resulting from a change in the estimated number of homes to be constructed or in the estimated costs are allocated to the remaining home sites in each of the communities of the master planned community.
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
OFF-BALANCE SHEET ARRANGEMENTS
We have investments in and advances to various unconsolidated entities. Our investments in these entities are accounted for using the equity method of accounting. At October 31, 2013, we had investments in and advances to these entities of $403.1 million, and were committed to invest or advance $92.1 million to these entities if they require additional funding. The unconsolidated entities in which we have investments generally finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities which may include any, or all, of the following: (i) project completion including any cost overruns, in whole or in part, (ii) repayment guarantees, generally covering a percentage of the outstanding loan, (iii) indemnification of the lender from environmental matters of the unconsolidated entity and (iv) indemnification of the lender from “bad boy acts” of the unconsolidated entity or its partners.
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
We believe that as of October 31, 2013, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At October 31, 2013, the unconsolidated entities that have guarantees related to debt had loan commitments aggregating $279.0 million and had borrowed an aggregate of $65.7 million. We estimate that our maximum potential exposure under these guarantees, if the full amount of the loan commitments were borrowed, would be $279.0 million before any reimbursement from the our partners. Based on the amounts borrowed at October 31, 2013, our maximum potential exposure under these guarantees is estimated to be $65.7 million before any reimbursement from our partners.
In addition, we have guaranteed approximately $11.6 million of ground lease payments and insurance deductibles for three joint ventures.
For more information regarding these unconsolidated entities, see Note 4, "Investments in and Advances to Unconsolidated Entities" in the Notes to Consolidated Financial Statements in this Form 10-K.
The trends, uncertainties or other factors that have negatively impacted our business and the industry in general have also impacted the unconsolidated entities in which we have investments. We review each of our investments on a quarterly basis for indicators of impairment. A series of operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of our investment in the unconsolidated entity has occurred. If a loss exists, we further review to determine if the loss is other than temporary, in which case, we write down the investment to its fair value. The evaluation of our investment in an unconsolidated entity entails a detailed cash flow analysis using many estimates including but not limited to expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, market conditions and anticipated cash receipts, in order to determine projected future distributions.
Each of the unconsolidated entities evaluates its inventory in a similar manner as we do. See “Inventory” above for more detailed disclosure on our evaluation of inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, our proportionate share is reflected in our Consolidated Statement of Operations with a corresponding decrease to our investment in unconsolidated entities.
We are a party to several joint ventures with unrelated parties to develop and sell land that is owned by the joint venture. We recognize our proportionate share of the earnings from the sale of home sites to other builders, including our joint venture partners. We do not recognize earnings from the home sites we purchase from these ventures but reduce our cost basis in the home sites by our share of the earnings from those home sites.
We are also a party to a number of other joint ventures. We recognize our proportionate share of the earnings and losses of these unconsolidated entities.

In fiscal 2011, we recognized an impairment charge in connection with the settlement of a lawsuit by one of our joint ventures. As a result of the settlement, we recorded a charge of $25.7 million above amounts previously provided. The impairment was attributable to our investment in South Edge LLC, and its successor entity, Inspirada Builders, LLC (collectively, "Inspirada"). Inspirada settled litigation regarding a loan made by a syndicate of lenders to it having a principal balance of $327.9 million, for which we had executed certain completion guarantees and conditional repayment guarantees. We paid $57.6 million in November 2011 to settle this matter. The disposition of the above matter did not have a material adverse effect on our results of operations and liquidity or on our financial condition.
In fiscal 2011, due to the deterioration of the market in which one of our home building joint ventures operated, we determined that there was an other-than-temporary impairment of our investment in this joint venture; based on this determination, we recognized $15.2 million in impairment charges against the carrying value of our investment in this joint venture.
Pursuant to the Securities and Exchange Commission Regulation S-X, TMF Kent Partners, LLC (“TMF”) and KTL 303 LLC (“KTL”) were deemed significant joint ventures for the fiscal year ended October 31, 2011. We have a 50% ownership interest in TMF and KTL. For fiscal 2013 and 2012, TMF and KTL were not deemed to be significant joint ventures. These entities were formed to construct and market several luxury condominium buildings in the metro-New York market.

In December 2013, Trust II sold substantially all of its assets to an unrelated party. As a result of this sale, we expect to realize a profit of approximately $20 million in the first quarter of fiscal 2014 representing our share of the gain on the sale. This gain will be included in income from unconsolidated entities in our Consolidated Statements of Operations.
RESULTS OF OPERATIONS
The following table compares certain items in our Consolidated Statements of Operations for fiscal 2013, 2012 and 2011 ($ amounts in millions):

	2013		2012		2011
	$	%	$	%	$	%
Revenues	2,674.3		1,882.8		1,475.9
Cost of revenues	2,133.3	79.8	1,532.1	81.4	1,260.8	85.4
Selling, general and administrative	339.9	12.7	287.3	15.3	261.4	17.7
	2,473.2	92.5	1,819.4	96.6	1,522.1	103.1
Income (loss) from operations	201.1		63.4		(46.2)
Other:
Income (loss) from unconsolidated entities	14.4		23.6		(1.2)
Other income - net	52.2		25.9		23.4
Interest expense	—		—		(1.5)
Expenses related to early retirement of debt					(3.8)
Income (loss) before income taxes	267.7		112.9		(29.4)
Income tax provision (benefit) (a)	97.1		(374.2)		(69.2)
Net income	170.6		487.1		39.8
Note: Amounts may not add due to rounding.
(a) In fiscal 2012, we recognized a reversal of $394.7 million of federal and state deferred tax asset valuation allowances. See “Critical Accounting Policies - Income Taxes - Valuation Allowance” in this MD&A for information regarding the reversal of valuation allowances against our net deferred tax assets.
FISCAL 2013 COMPARED TO FISCAL 2012
REVENUES AND COST OF REVENUES
Revenues in fiscal 2013 were higher than those for fiscal 2012 by approximately $791.5 million, or 42.0%. This increase was attributable to a 27.3% increase in the number of homes delivered and a 11.6% increase in the average price of the homes delivered. In fiscal 2013, we delivered 4,184 homes with a value of $2.67 billion, as compared to 3,286 homes in fiscal 2012 with a value of $1.88 billion. The increase in the number of homes delivered in fiscal 2013, as compared to fiscal 2012, was primarily due to the 54.1% higher number of homes in backlog at the beginning of fiscal 2013, as compared to the beginning of fiscal 2012, and the 40.4% increase in the number of net contracts signed in the first six months of fiscal 2013, as compared to the comparable period of fiscal 2012. The increase in the average price of homes delivered in fiscal 2013, as compared to fiscal 2012, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products and increases in selling prices in fiscal 2013.
Cost of revenues as a percentage of revenues was 79.8% in fiscal 2013, as compared to 81.4% in fiscal 2012. We recognized inventory impairment charges and write-offs of $4.5 million in fiscal 2013 and $14.7 million in fiscal 2012. Cost of revenues as a percentage of revenues, excluding impairments, was 79.6% of revenues in fiscal 2013, as compared to 80.6% in fiscal 2012. The decrease in cost of revenues as a percentage of revenues, excluding inventory impairment charges, as a percentage of revenue in fiscal 2013, as compared to fiscal 2012, was due primarily to lower materials, labor, interest and closing costs, improved absorption of job overhead due to the increased number of homes closed in fiscal 2013, as compared to fiscal 2012, and the reduced impact on costs in fiscal 2013, as compared to fiscal 2012 from the application of purchase accounting on the homes delivered from the acquisition of CamWest Development LLC (“CamWest”) in November 2011, offset, in part, by the increased cost of land and land improvements in fiscal 2013, as compared to fiscal 2012.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)
SG&A increased by $52.6 million in fiscal 2013, as compared to fiscal 2012. As a percentage of revenues, SG&A was 12.7% in fiscal 2013, as compared to 15.3% in fiscal 2012. The decline in SG&A as a percentage of revenues was due to SG&A increasing by 18.3% while revenues increased 42.0%. The dollar increase in SG&A costs was due primarily to increased compensation, information technology, insurance, sales and marketing costs and the expensing of costs incurred for the pending acquisition of Shapell.
INCOME FROM UNCONSOLIDATED ENTITIES
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
In fiscal 2013, we recognized $14.4 million of income from unconsolidated entities, as compared to $23.6 million in fiscal 2012. In fiscal 2012, we recognized a $2.3 million recovery of costs previously incurred related to a joint venture. The $6.9 million decrease in income in fiscal 2013, as compared to fiscal 2012, excluding the recovery recognized in fiscal 2012, was due principally to lower income in fiscal 2013, as compared to fiscal 2012, generated from two condominium joint ventures due to their substantial completion in fiscal 2012, offset, in part, by higher income realized from Gibraltar's Structured Asset Joint Venture, a distribution received in fiscal 2013 from the Trust in excess of our cost basis, and a land development joint venture that sold a large parcel of land to an outside developer in fiscal 2013, as compared to fiscal 2012.
OTHER INCOME - NET
Other income - net includes the gains and losses from our ancillary businesses, income from Gibraltar, interest income, management fee income, retained customer deposits, income/losses on land sales and other miscellaneous items.
In fiscal 2013 and 2012, other income - net was $52.2 million and $25.9 million, respectively. Fiscal 2013 other income-net includes $13.2 million of income from the previously-disclosed settlement of derivative litigation. Excluding these settlement proceeds, the increase in other income - net in fiscal 2013, as compared to fiscal 2012, was due to increased income from our Gibraltar operations, increased income from our ancillary operations, higher earnings from land sales and higher other miscellaneous income in fiscal 2013, as compared to fiscal 2012. These increases were offset, in part, by lower retained customer deposits in fiscal 2013 period, as compared to fiscal 2012.
INCOME BEFORE INCOME TAXES
In fiscal 2013, we reported income before income tax benefit of $267.7 million, as compared to $112.9 million in fiscal 2012.
INCOME TAX PROVISION (BENEFIT)
We recognized an income tax provision of $97.1 million in fiscal 2013, as compared to an income tax benefit of $374.2 million in fiscal 2012. The tax provision in fiscal 2013 included the reversal of $4.6 million of state deferred tax asset valuation allowances and the recording of $3.2 million of new state tax deferred asset valuation allowances. The tax benefit in fiscal 2012 included the reversal of $394.7 million of federal and state deferred tax asset valuation allowances. See “Critical Accounting

Policies - Income Taxes - Valuation Allowance” in this MD&A for information regarding the reversal of valuation allowances against our net deferred tax assets.
Excluding the changes in the deferred tax valuation allowances, we recognized a $98.4 million tax provision in fiscal 2013. Based upon the federal statutory rate of 35%, our federal tax provision would have been $93.7 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was due primarily to the reversal of $5.6 million of previously accrued taxes and related interest on uncertain tax positions (net of federal tax provision), offset, in part, by $3.7 million of accrued interest and penalties (net of federal tax provision) and an $11.4 million provision for state income taxes, net of federal income tax benefit. The reversal of previously accrued taxes and related interest on uncertain tax positions is due primarily to the expiration of the statute of limitations on these items.
Excluding the reversal of the deferred tax valuation allowances, we recognized a tax provision of $20.5 million in fiscal 2012. Based upon the federal statutory rate of 35%, our federal tax provision would have been $39.5 million. The difference between the tax provision excluding the reversal of deferred tax valuation allowances and the tax provision based on the federal statutory rate was due primarily to the reversal of $34.2 million of previously accrued taxes and related interest on uncertain tax positions (net of federal tax provision) due to the expiration of statute of limitations of the applicable filings or the completion of audits during fiscal 2012, offset, in part, by the recognition of $4.7 million of state income tax provision (net of federal tax benefit), a $5.5 million provision on uncertain tax positions (net of federal tax provision) taken in fiscal 2012 and $5.0 million of accrued interest and penalties.
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
In fiscal 2012, we recognized $23.6 million of income from unconsolidated entities, as compared to $1.2 million of loss in fiscal 2011. The loss in fiscal 2011 included $40.9 million of impairment charges that we recognized on our investments in unconsolidated entities. No impairment charges were recognized in fiscal 2012. In fiscal 2012, we recognized a $2.3 million recovery of costs we previously incurred. The $18.4 million decrease in income in fiscal 2012, as compared to fiscal 2011, excluding the impairment charges recognized in fiscal 2011 and the recovery recognized in fiscal 2012, was due principally to lower income generated from two of our condominium joint ventures, primarily due to the delivery of fewer units in fiscal 2012 than in fiscal 2011, a distribution received in fiscal 2011 from the Trust in excess of our cost basis in it, and lower income realized from our structured asset joint venture in fiscal 2012, as compared to fiscal 2011 due primarily to the favorable settlement in fiscal 2011 of a large distress loan. The decrease in the number of units delivered in fiscal 2012 was due to fewer units being available for delivery due to the sellout or near sellout of units in those condominium joint ventures in the early part of fiscal 2012.
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
INCOME BEFORE INCOME TAXES
In fiscal 2012, we reported income before income tax benefit of $112.9 million, as compared to a loss before income tax benefit of $29.4 million in fiscal 2011.
INCOME TAX BENEFIT
We recognized a $374.2 million tax benefit in fiscal 2012, including the reversal of $394.7 million of federal and state deferred tax asset valuation allowances. See “Critical Accounting Policies - Income Taxes - Valuation Allowance” in this MD&A for information regarding the reversal of valuation allowances against our net deferred tax assets.
Excluding the reversal of the deferred tax valuation allowances, we recognized a tax provision of $20.5 million. Based upon the federal statutory rate of 35%, our federal tax provision would have been $39.5 million. The difference between the tax provision excluding the reversal of deferred tax valuation allowances and the tax provision based on the federal statutory rate was due primarily to the reversal of $34.2 million of previously accrued taxes on uncertain tax positions due to the expiration of statute of limitations of the applicable filings or the completion of audits during fiscal 2012, offset, in part, by the recognition of $4.7 million of state income tax provision (net of federal tax benefit), a $5.5 million provision on uncertain tax positions taken in fiscal 2012 and $5.0 million of accrued interest and penalties.

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
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings and the public debt and equity markets. At October 31, 2013, we had $825.5 million of cash, cash equivalents and marketable securities on hand and approximately $958.4 million available under our $1.04 billion revolving credit facility which extends to August 2018. Cash used in operating activities during fiscal 2013 was $569.0 million primarily for the acquisition of inventory, the origination of mortgage loans, net of sales to outside investors, and the purchase of commercial property for development, offset in part, from pre-tax income from operations, an increase in our accounts payable and accrued expenses, an increase in customer deposits and a decrease in restricted cash. In fiscal 2013, cash provided by our investing activities was $332.7 million, including $417.8 million of sales and redemptions of marketable securities, and $97.2 million of cash received as returns on our investments in unconsolidated entities, distressed loans and foreclosed real estate. The cash provided by investing activities was offset, in part, by $36.2 million of purchases of marketable securities, $93.4 million of investments in joint venture projects, $26.2 million of investments in distressed loans and foreclosed real estate and $26.6 million in purchases of property and equipment. We generated $230.4 million of cash from financing activities in fiscal 2013, primarily from the issuance of $400 million of 4.375% Senior Notes due 2023, $15.8 million from the proceeds of our stock-based benefit plans and a tax benefit of $24.4 million from our stock-based compensation plans. The cash provided by financing activities was offset, in part, by the repayment at maturity of $59.1 million of our 6.875% Senior Notes in November 2012, the repayment at maturity of $104.8 million of our 5.95% Senior Notes in September 2013, $31.0 million of loans payable repayments, net of new borrowings and $15.4 million for the repurchase of our common stock.
At October 31, 2012, we had $1.22 billion of cash, cash equivalents and marketable securities on hand and approximately $814.9 million available under our $885 million revolving credit facility which extended to October 2014. Cash used in operating activities during fiscal 2012 was $171.5 million primarily from the acquisition of inventory, the origination of mortgage loans, net of sales to outside investors, and the reduction of our accounts payable and accrued expenses, offset in part from pre-tax income from operations. In fiscal 2012, cash used in our investing activities was $560.5 million, including $580.0 million of purchases of marketable securities, $144.7 million for the acquisition of the assets of CamWest, $217.2 million to fund new joint venture projects, $30.1 million for investments in a non-performing loan portfolio and $11.9 million for the purchase of property and equipment. The cash used in investing activities was offset, in part, by $368.3 million of sales and redemptions of marketable securities, $55.1 million of cash received as returns on our investments in unconsolidated entities and in non-performing loan portfolios and foreclosed real estate. We generated $604.6 million of cash from financing activities in fiscal 2012, primarily from the issuance of $300 million of 5.875% Senior Notes due 2022 in February 2012, the issuance of $287.5 million of 0.5% Senior Exchangeable Notes due 2017 in September 2012, $33.7 million from the proceeds of our stock-based benefit plans and $15.3 million of net new borrowings under our mortgage company warehouse facility. The cash provided by financing activities was offset, in part, by $28.4 million of cash used to repay loans payable, net of new borrowings.
At October 31, 2011, we had $1.14 billion of cash and cash equivalents and marketable securities on hand and approximately $784.7 million available under our $885 million revolving credit facility that extended to October 2014. In fiscal 2011, cash flow provided by operating activities was $58.8 million. Cash provided by operating activities during fiscal 2011 was primarily from our earnings before inventory and joint venture impairments, depreciation and amortization, the receipt of a $154.3 million federal income tax refund and a decrease in restricted cash, offset, in part, by an increase in inventory. We used $80.4 million of cash in our investing activities in fiscal 2011, primarily for investments made in non-performing loan portfolios and marketable securities and the purchase of property, construction and office equipment, offset, in part, by the return of investments from unconsolidated entities and from our non-performing loan portfolios. We also used $111.1 million of cash in financing activities in fiscal 2011, principally for the $58.8 million redemption of senior notes, the net repayment of $31.4 million of loans payable and the purchase of $49.1 million of treasury stock, offset, in part by proceeds received from our stock-based benefit plans.
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own several years’ supply of home sites, we do not need to buy home sites immediately to replace those that we deliver. In addition, we generally do not begin construction of our detached homes until we have a signed contract with the home buyer, although in the past several years, due to the increase in the number of attached-home communities from which we were operating (all of the units of which are generally not sold prior to the commencement of construction), the number of speculative homes in our inventory increased significantly. Should our business remain at its current level or decline, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own and as we sell and deliver the speculative homes that are currently in inventory, resulting in additional cash flow from operations. In addition, we might delay or curtail our acquisition of additional land, as we did during the period April 2006 through January 2010, which would further reduce our inventory levels and cash needs. At October 31, 2013, we owned or controlled through options 48,628 home sites; as compared to 40,350 at October 31, 2012; 37,497 at October 31, 2011; and 91,200 at April 30, 2006, the high point of our home sites owned and controlled. Of the 48,628 home sites owned or controlled through options at October 31, 2013, we owned 33,967. Of our owned home sites at October 31, 2013, significant improvements were completed on approximately 12,554 of them.
In November 2013, we agreed to acquire all of the equity interests in Shapell, consisting of Shapell's single-family residential real property development business, including a portfolio of approximately 5,200 home sites in California. See "Overview - Acquisition" in this MD&A for more information about the Shapell acquisition.
At October 31, 2013, the aggregate purchase price of land parcels under option and purchase agreements was approximately $1.36 billion (including $61.7 million of land to be acquired from joint ventures in which we have invested). Of the $1.36 billion of land purchase commitments, we had paid or deposited $77.0 million and, if we acquire all of these land parcels, we will be required to pay an additional $1.29 billion. The purchases of these land parcels are scheduled over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts. At October 31, 2013, we also had a purchase commitment to acquire a parcel of land for approximately $79.3 million which we intend to develop with a joint venture partner; we expect to acquire up to 1,750 home sites from the joint venture and the joint venture expects to sell the remaining home sites to outside builders. In December 2013, the joint venture was formed and the joint venture acquired the land.
During the past several years, we have had a significant amount of cash invested in either short-term cash equivalents or short-term interest-bearing marketable securities. In addition, we have made a number of investments in unconsolidated entities related to the acquisition and development of land for future home sites or in entities that are constructing or converting apartment buildings into luxury condominiums. Our investment activities related to marketable securities and to investments in and distributions of investments from unconsolidated entities are contained in the Consolidated Statements of Cash Flows under “Cash flow provided by (used in) investing activities.”
In August 2013, we entered into an $1.04 billion revolving credit facility with 15 banks, which extends to August 2018. At October 31, 2013, we had no outstanding borrowings under the credit facility but had outstanding letters of credit of approximately $76.6 million. At October 31, 2013, interest would have been payable on borrowings under our credit facility at 2.75% (subject to adjustment based upon our debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. We are obligated to pay an undrawn commitment fee of 0.63% (subject to adjustment based upon our debt rating and leverage ratios) based on the average daily unused amount of the credit facility. Under the terms of the credit facility, we are not permitted to allow our maximum leverage ratio (as defined in the credit agreement) to exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of approximately $2.28 billion at October 31, 2013. At October 31, 2013, our leverage ratio was approximately 0.49 to 1.00, and our tangible net worth was approximately $3.28 billion. At October 31, 2013, based upon the minimum tangible net worth requirement, our ability to pay dividends was limited to an aggregate amount of approximately $1.00 billion or the repurchase of our common stock of approximately $1.49 billion. In addition, at October 31, 2013, we had $12.7 million of letters of credit outstanding that were not part of our new credit facility; these letters of credit were collateralized by $12.7 million of cash deposits.
We believe that we will be able to continue to fund our current operations and meet our contractual obligations through a combination of our existing cash resources and existing sources of credit. Due to the uncertainies in the economy and for home builders in general, we cannot be certain that we will be able to replace existing financing or find sources of additional financing in the future.
INFLATION
The long-term impact of inflation on us is manifested in increased costs for land, land development, construction and overhead. We generally contract for land significantly before development and sales efforts begin. Accordingly, to the extent land acquisition costs are fixed, increases or decreases in the sales prices of homes will affect our profits. Prior to the recent sustained downturn in the economy and the decline in demand for homes, the sales prices of our homes generally increased over time. Because the sales price of each of our homes is fixed at the time a buyer enters into a contract to purchase a home and because we generally contract to sell our homes before we begin construction, any inflation of costs in excess of those anticipated may result in lower gross margins. We generally attempt to minimize that effect by entering into fixed-price contracts with our subcontractors and material suppliers for specified periods of time, which generally do not exceed one year. The 2006-2011 downturn in the housing market and related slowdown in the home building industry and the decline in the sales prices of our homes in that period, without a corresponding reduction in the costs, had an adverse impact on our profitability.
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
CONTRACTUAL OBLIGATIONS
The following table summarizes our estimated contractual payment obligations at October 31, 2013 (amounts in millions):

	2014	2015 – 2016	2017 – 2018	Thereafter	Total
Senior notes (a)	$384.5	$500.6	$555.1	$1,553.6	$2,993.8
Loans payable (a)	34.2	32.1	10.2	54.8	131.3
Mortgage company warehouse loan (a)	76.7				76.7
Operating lease obligations	9.6	14.8	9.3	3.7	37.4
Purchase obligations (b)	1,015.8	550.8	139.9	66.8	1,773.3
Retirement plans (c)	4.8	10.8	15.5	51.3	82.4
Other	0.4	0.7			1.1
	$1,526.0	$1,109.8	$730.0	$1,730.2	$5,096.0

(a)
Amounts include estimated annual interest payments until maturity of the debt. Of the amounts indicated, $2.3 billion of the senior notes, $107.2 million of loans payable, and $75.0 million of the mortgage company warehouse loan were recorded on the October 31, 2013 Consolidated Balance Sheet.

(b)
Amounts represent our expected acquisition of land under options or purchase agreements and the estimated remaining amount of the contractual obligation for land development agreements secured by letters of credit and surety bonds. Amounts do not include the purchase price of $1.60 billion to acquire all of the equity interests in Shapell. See "Overview - Acquisition" in this MD&A for more information on Shapell.

(c)
Amounts represent our obligations under our deferred compensation, supplemental executive retirement plans and our 401(k) salary deferral savings plans. Of the total amount indicated, $55.3 million was recorded on the October 31, 2013 Consolidated Balance Sheet.

SEGMENTS
At October 31, 2013, we determined that we operate in two segments: Traditional Home Building and City Living, our urban development division. Amounts reported in prior years have been reclassified to conform to the fiscal 2013 presentation.
Within Traditional Home Building, we operate in four geographic segments around the United States: the North, consisting of Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey and New York; the Mid-Atlantic, consisting of Delaware, Maryland, Pennsylvania and Virginia; the South, consisting of Florida, North Carolina and Texas; and the West, consisting of Arizona, California, Colorado, Nevada and Washington. In fiscal 2011, we discontinued the sale of homes in South Carolina. The operations of South Carolina were immaterial to the South geographic segment.

The following tables summarize information related to revenues, net contracts signed, total revenues and  income (loss) before income taxes by segment for fiscal years 2013, 2012 and 2011. Information related to backlog at October 31, 2013, 2012 and 2011 and assets by segment at October 31, 2013 and 2012 has also been provided. (Note: Amounts in tables may not add due to rounding.)
Units Delivered and Revenues ($ amounts in millions):

	2013	2012	2011	2013	2012	2011
	Units	Units	Units	$	$	$
Traditional Home Building:
North	874	687	654	485.0	350.7	320.8
Mid-Atlantic	1,146	958	816	652.9	535.7	465.1
South	1,018	624	514	641.3	361.8	273.3
West	1,009	744	484	724.4	437.9	309.6
Traditional Home Building	4,047	3,013	2,468	2,503.6	1,686.1	1,368.8
City Living	137	273	143	170.7	196.7	107.1
Total	4,184	3,286	2,611	2,674.3	1,882.8	1,475.9
Net Contracts Signed ($ amounts in millions):

	2013	2012	2011	2013	2012	2011
	Units	Units	Units	$	$	$
Traditional Home Building:
North	1,197	821	634	697.5	445.2	327.8
Mid-Atlantic	1,414	1,115	849	851.3	625.5	480.0
South	1,225	931	662	831.4	582.1	378.6
West	1,177	1,037	467	966.6	653.7	282.4
Traditional Home Building	5,013	3,904	2,612	3,346.8	2,306.5	1,468.8
City Living	281	255	172	287.1	251.4	136.0
Total	5,294	4,159	2,784	3,633.9	2,557.9	1,604.8
Backlog at October 31 ($ amounts in millions):

	2013	2012	2011	2013	2012	2011
	Units	Units	Units	$	$	$
Traditional Home Building:
North	948	625	491	562.5	350.0	255.4
Mid-Atlantic	902	634	477	573.0	374.5	284.7
South	956	749	442	673.5	483.5	263.2
West	675	507	185	593.2	351.0	121.6
Traditional Home Building	3,481	2,515	1,595	2,402.2	1,559.0	924.9
City Living	198	54	72	227.3	110.9	56.2
Total	3,679	2,569	1,667	2,629.5	1,669.9	981.1

Revenues and Income (Loss) Before Income Taxes ($ amounts in millions):

	Revenues			Income (loss) before income taxes
	2013	2012	2011	2013	2012	2011
Traditional Home Building:
North	$485.0	$350.7	$320.8	$32.7	$13.9	$11.5
Mid-Atlantic	652.9	535.7	465.1	79.8	63.0	48.8
South	641.3	361.8	273.3	67.9	18.9	(25.3)
West	724.4	437.9	309.6	111.3	39.4	(27.1)
Traditional Home Building	2,503.6	1,686.1	1,368.8	291.7	135.2	7.9
City Living	170.7	196.7	107.1	53.3	61.9	39.2
Corporate and other				(77.3)	(84.2)	(76.5)
Total	$2,674.3	$1,882.8	$1,475.9	$267.7	$112.9	$(29.4)
Corporate and other is comprised principally of general corporate expenses such as the offices of the Executive Chairman, Chief Executive Officer and President, and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups, directly expensed interest, offset, in part, by interest income, income from our ancillary businesses, and income from a number of our unconsolidated entities.
Total Assets ($ amounts in millions):

	At October 31,
	2013	2012
Traditional Home Building:
North	$963.6	$757.4
Mid-Atlantic	1,231.4	1,155.7
South	954.0	800.2
West	1,290.4	904.4
Traditional Home Building	4,439.4	3,617.7
City Living	674.3	487.0
Corporate and other	1,713.8	2,076.3
Total	$6,827.5	$6,181.0
Corporate and other is comprised principally of cash and cash equivalents, marketable securities, deferred tax assets and the assets of the Company’s Gibraltar investments, manufacturing facilities and mortgage subsidiary.
FISCAL 2013 COMPARED TO FISCAL 2012
North
Revenues in fiscal 2013 were higher than those in fiscal 2012 by $134.3 million, or 38.3%. The increase in revenues was primarily attributable to a 27.2% increase in the number of homes delivered and an increase of 8.7% in the average selling price of the homes delivered. The increase in the number of homes delivered in fiscal 2013, as compared to fiscal 2012, was primarily due to a higher backlog at October 31, 2012, as compared to October 31, 2011. The increase in the average price of homes delivered in fiscal 2013, as compared to fiscal 2012, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products and increases in selling prices in fiscal 2013.
The value of net contracts signed in fiscal 2013 was $697.5 million, a 56.7% increase from the $445.2 million of net contracts signed during fiscal 2012. This 56.7% increase was primarily due to a 45.8% increase in the number of net contracts signed and a 7.5% increase in the average value of each net contract. The increase in the number of net contracts signed was primarily due to an improvement in home buyer demand in fiscal 2013 as compared to fiscal 2012. The increase in the average sales price of net contracts signed in fiscal 2013, as compared to fiscal 2012, was primarily attributable to a shift in the number of contracts signed to more expensive areas and/or products and increases in selling prices in fiscal 2013.

In fiscal 2013, we reported income before income taxes of $32.7 million, as compared to $13.9 million in fiscal 2012. This increase in income was primarily attributable to higher earnings from the increased revenues in fiscal 2013, as compared to fiscal 2012, offset, in part, by higher SG&A. The increase in SG&A was due primarily to increased compensation, sales and marketing costs
Mid-Atlantic
Revenues in fiscal 2013 were higher than those in fiscal 2012 by $117.2 million, or 21.9%. The increase in revenues was primarily attributable to a 19.6% increase in the number of homes delivered and a 1.9% increase in the average selling price of the homes delivered. The increase in the number of homes delivered in fiscal 2013, as compared to fiscal 2012, was primarily due to a higher backlog at October 31, 2012, as compared to October 31, 2011, primarily in Pennsylvania and Virgina. The increase in the average price of homes delivered in fiscal 2013, as compared to fiscal 2012, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products and increases in selling prices in fiscal 2013.
The value of net contracts signed during fiscal 2013 increased by $225.8 million, or 36.1%, from fiscal 2012. The increase was due to a 26.8% increase in the number of net contracts signed and a 7.3% increase in the average value of each net contract. The increase in the number of net contracts signed was primarily due to an increase in home buyer demand in fiscal 2013, as compared to fiscal 2012. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products and increases in selling prices in fiscal 2013.
We reported income before income taxes in fiscal 2013 and 2012 of $79.8 million and $63.0 million, respectively. The increase in the income before income taxes in fiscal 2013 was primarily due to higher earnings from the increased revenues and lower inventory impairment charges in fiscal 2013, as compared to fiscal 2012, offset, in part, by higher SG&A in fiscal 2013, as compared to fiscal 2012. We recognized inventory impairment charges of $0.5 million and $6.0 million in fiscal 2013 and 2012, respectively.
South
Revenues in fiscal 2013 were higher than those in fiscal 2012 by $279.5 million, or 77.3%. This increase was attributable to a 63.1% increase in the number of homes delivered and a 8.7% increase in the average price of the homes delivered. The increase in the number of homes delivered in fiscal 2013, as compared to fiscal 2012, was primarily due to a higher backlog at October 31, 2012, as compared to October 31, 2011, which was the result of an increase in the number of net contracts signed in fiscal 2012 as compared to fiscal 2011. The increase in the average price of the homes delivered in fiscal 2013, as compared to fiscal 2012, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products and increases in selling prices in fiscal 2013.
In fiscal 2013, the value of net contracts signed increased by $249.3 million, or 42.8%, as compared to fiscal 2012. The increase was attributable to increases of 31.6% and 8.5% in the number and average value of net contracts signed, respectively. The increase in the number of net contracts signed in fiscal 2013, as compared to fiscal 2012, was primarily due to increased demand in fiscal 2013. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products and increases in selling prices in fiscal 2013.
We reported income before income taxes of $67.9 million in fiscal 2013, as compared to $18.9 million in fiscal 2012. The increase in the income before income taxes was primarily due higher earnings from the increased revenues and lower inventory impairment charges in fiscal 2013, as compared to fiscal 2012, offset, in part, by higher SG&A in fiscal 2013, as compared to fiscal 2012. We recognized inventory impairment charges of $2.4 million and $5.2 million in fiscal 2013 and 2012, respectively.
West
Revenues in fiscal 2013 were higher than those in fiscal 2012 by $286.5 million, or 65.4%. The increase in revenues was attributable to a 35.6% increase in the number of homes delivered and a 22.0% increase in the average sales price of the homes delivered. The increase in the number of homes delivered was primarily due to a higher backlog at October 31, 2012, as compared to October 31, 2011, which was the result of an increase in the number of net contracts signed in fiscal 2012 as compared to fiscal 2011. The increase in the average price of the homes delivered was primarily due to a shift in the number of homes delivered to more expensive products and/or locations and increases in selling prices in fiscal 2013.
The value of net contracts signed during fiscal 2013 increased $312.9 million, or 47.9%, as compared to fiscal 2012. This increase was due to a 13.5% increase in the number of net contracts signed and a 30.3% increase in the average value of each net contract signed. The increase in the number of net contracts signed was primarily due to increased demand in fiscal 2013.

The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices in fiscal 2013.
In fiscal 2013, we reported income before income taxes of $111.3 million, as compared to $39.4 million in fiscal 2012. The increase in income before income taxes was primarily due to higher earnings from the increased revenues and lower cost of revenues as a percentage of revenues in fiscal 2013, as compared to fiscal 2012, offset, in part, by higher SG&A in fiscal 2013. Cost of revenues as a percentage of revenues was 78.3% of revenues in fiscal 2013, as compared to 82.7% in fiscal 2012. The decrease in cost of revenues as a percentage of revenues in fiscal 2013, as compared to fiscal 2012, was primarily due to a shift in the number of homes delivered to better margin products and/or locations and the impact of purchase accounting on the homes delivered in fiscal 2012 from our acquisition of CamWest.
City Living
Revenues in fiscal 2013 were lower than those in fiscal 2012 by $26.0 million, or 13.2%. The decrease in revenues was primarily attributable to a 49.8% decrease in the number of homes delivered, offset, in part, by an increase of 72.9% in the average selling price of the homes delivered. The decrease in the number of homes delivered in fiscal 2013, as compared to fiscal 2012, was primarily due to a decrease in the number of homes delivered in two of our high-rise buildings located in the New York and New Jersey urban markets which substantially settled out in fiscal 2012, partially offset by the commencement of closing at The Touraine, a high-rise building located in the New York urban market. The increase in the average price of homes delivered in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily attributable to closings at The Touraine. In fiscal 2013, we closed 21 units at The Touraine with an average sales price of $4.2 million for each unit. Excluding The Touraine, the average selling price of the homes delivered decreased by 2.3% primarily due to an increase in the number of homes delivered in the Philadelphia urban market which has lower average sales prices than other City Living markets.
The value of net contracts signed in fiscal 2013 was $287.1 million, a 14.2% increase from the $251.4 million of net contracts signed during fiscal 2012. This increase was primarily due to a 10.2% increase in the number of net contracts signed and a 3.6% increase in the average value of each net contract. The increase in the number of net contracts signed was primarily due to two high-rise buildings located in the New York and New Jersey urban markets (160 East 22nd Street in Manhattan and Maxwell Place in Hoboken, New Jersey) that opened in fiscal 2013, offset, in part, by net contracts signed in fiscal 2012 at two high-rise building which commenced sales in the second half of fiscal 2011. The increase in the average sales price of net contracts signed in fiscal 2013, as compared to fiscal 2012, was primarily attributable due to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices in fiscal 2013, as compared to the fiscal 2012 period.
In fiscal 2013, we reported income before income taxes of $53.3 million, as compared to $61.9 million in fiscal 2012. This decrease in income was primarily attributable to a decrease in income from unconsolidated entities from $15.2 million in fiscal 2012 to $1.2 million in fiscal 2013 and lower earnings from decreased revenues in fiscal 2013, as compared to 2012, partially offset by lower cost of revenues as a percentage of revenues in fiscal 2013, as compared to fiscal 2012. The decrease in income from unconsolidated entities was due principally to a decrease in income generated from two of our high-rise joint ventures where there were fewer units remaining for sale since fiscal 2012 as they have closed most or all of their condominium units. Cost of revenues as a percentage of revenues was 65.7% and 70.4% in fiscal 2013 and 2012, respectively. The decrease in cost of revenues as a percentage of revenue in fiscal 2013, as compared to fiscal 2012, was primarily due to the increase in the number of homes delivered at The Touraine which had better margins than other City Living locations.
Other
In fiscal 2013 and 2012, other loss before income taxes was $77.3 million and $84.2 million, respectively. The decrease in fiscal 2013, as compared to fiscal 2012, was primarily due to $13.2 million of income from the previously-disclosed settlement of derivative litigation in fiscal 2013, increased income from our Gibraltar operations and investment in its structured asset joint venture, increased income from our ancillary operations, and higher earnings from land sales in fiscal 2013, as compared to fiscal 2012, partially offset by higher unallocated SG&A in fiscal 2013. The increase in unallocated SG&A in fiscal 2013 was primarily due to higher compensation, office and information technology expenses as a result of the increase in our business activity.
FISCAL 2012 COMPARED TO FISCAL 2011
North
Revenues in fiscal 2012 were higher than those in fiscal 2011 by $29.9 million, or 9.3%. The increase in revenues was primarily attributable to a 5.0% increase in the number of homes delivered and an increase of 4.1% in the average selling price of the homes delivered. The increase in the number of homes delivered in fiscal 2012, as compared to fiscal 2011, was primarily due to an increase in the number of net contracts signed in fiscal 2012 as compared to fiscal 2011. The increase in the average price of homes delivered in fiscal 2012, as compared to fiscal 2011, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products.
The value of net contracts signed in fiscal 2012 was $445.2 million, a 35.8% increase from the $327.8 million of net contracts signed during fiscal 2011. This increase was primarily due to a 29.5% increase in the number of net contracts signed and a 4.9% increase in the average value of each net contract. The increase in the number of net contracts signed was primarily due to a 9% increase in the number of selling communities and an improvement in home buyer demand in fiscal 2012 as compared to fiscal 2011. The increase in the average sales price of net contracts signed in fiscal 2012, as compared to fiscal 2011, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products.
In fiscal 2012, we reported income before income taxes of $13.9 million, as compared to $11.5 million in fiscal 2011. This increase in income was primarily attributable to higher earnings from the increased revenues and lower inventory impairment charges in fiscal 2012, as compared to fiscal 2011, offset, in part, by higher SG&A. In fiscal 2012 and 2011, we recognized inventory impairment charges of $1.8 million and $3.8 million, respectively.
Mid-Atlantic
Revenues in fiscal 2012 were higher than those in fiscal 2011 by $70.6 million, or 15.2%. The increase in revenues was primarily attributable to a 17.4% increase in the number of homes delivered, partially offset by a 1.9% decrease in the average selling price of the homes delivered. The increase in the number of homes delivered in fiscal 2012, as compared to fiscal 2011, was primarily due to a higher backlog at October 31, 2011, as compared to October 31, 2010, primarily in Pennsylvania and Virginia. The decrease in the average price of homes delivered in fiscal 2012, as compared to fiscal 2011, was primarily attributable to a shift in the number of homes delivered to less expensive areas and/or products.
The value of net contracts signed during fiscal 2012 increased by $145.5 million, or 30.3%, from fiscal 2011. The increase was due to a 31.3% increase in the number of net contracts signed, partially offset by a 0.8% decrease in the average value of each net contract. The increase in the number of net contracts signed was primarily due to a 10% increase in the number of selling communities and an increase in home buyer demand in fiscal 2012, as compared to fiscal 2011. The decrease in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to less expensive areas and/or products in fiscal 2012, as compared to fiscal 2011.
We reported income before income taxes in fiscal 2012 and 2011 of $63.0 million and $48.8 million, respectively. The increase in the income before income taxes in fiscal 2012 was primarily due to higher earnings from the increased revenues in fiscal 2012, as compared to fiscal 2011, offset, in part, by higher inventory impairment charges and SG&A in fiscal 2012, as compared to fiscal 2011. We recognized inventory impairment charges of $6.0 million and $4.3 million in fiscal 2012 and 2011, respectively.
South
Revenues in fiscal 2012 were higher than those in fiscal 2011 by $88.5 million, or 32.4%. This increase was attributable to a 21.4% increase in the number of homes delivered and a 9.0% increase in the average price of the homes delivered. The increase in the number of homes delivered in fiscal 2012, as compared to fiscal 2011, was primarily due to a higher backlog at October 31, 2011, as compared to October 31, 2010, which was the result of an increase in the number of net contracts signed in fiscal 2011 as compared to fiscal 2010. The increase in the average price of the homes delivered in fiscal 2012, as compared to fiscal 2011, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products in fiscal 2012, as compared to fiscal 2011.
In fiscal 2012, the value of net contracts signed increased by $203.5 million, or 53.8%, as compared to fiscal 2011. The increase was attributable to increases of 40.6% and 9.3% in the number and average value of net contracts signed, respectively. The increase in the number of net contracts signed in fiscal 2012, as compared to fiscal 2011, was primarily due to increased demand and an increase in the number of selling communities in fiscal 2012, as compared to fiscal 2011. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in fiscal 2012, as compared to fiscal 2011.
We reported income before income taxes of $18.9 million in fiscal 2012, as compared to a loss before income taxes of $25.3 million in fiscal 2011. The increase in the income before income taxes was primarily due to lower inventory impairment charges in fiscal 2012, as compared to fiscal 2011, $15.2 million of impairment charges that we recognized on one of our investments in unconsolidated entities in fiscal 2011 which did not recur in 2012, and higher earnings from the increased revenues in fiscal 2012, as compared to fiscal 2011. In fiscal 2012 and 2011, we recognized inventory impairment charges of $5.2 million and $20.8 million, respectively.
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
The value of net contracts signed during fiscal 2012 increased $371.3 million, or 131.5%, as compared to fiscal 2011. This increase was due to a 122.1% increase in the number of net contracts signed and a 4.2% increase in the average value of each net contract signed. The increase in the number of net contracts signed was due to the addition of communities in Washington from CamWest where we entered into 254 net contracts in fiscal 2012 and an increase in the number of selling communities and demand in other states in fiscal 2012, as compared to fiscal 2011.
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
City Living
Revenues in fiscal 2012 were higher than those in fiscal 2011 by $89.6 million, or 83.7%. The increase in revenues was primarily attributable to a 90.9% increase in the number of homes delivered, partially offset by a decrease of 3.8% in the average selling price of the homes delivered. The increase in the number of homes delivered in fiscal 2012, as compared to fiscal 2011, was primarily due to the commencement of settlements in fiscal 2012 at two of our high-rise buildings located in the New York and New Jersey urban markets and to a higher backlog at October 31, 2011, as compared to October 31, 2010. The decrease in the average price of homes delivered in fiscal 2012, as compared to fiscal 2011, was primarily attributable to a shift in the number of homes delivered to less expensive areas and/or products.
The value of net contracts signed in fiscal 2012 was $251.4 million, an 84.8% increase from the $136.0 million of net contracts signed during fiscal 2011. This increase was primarily due to a 48.3% increase in the number of net contracts signed and a 24.6% increase in the average value of each net contract. The increase in the number of net contracts signed was primarily due to three high-rise buildings located in the New York and New Jersey urban markets that opened in the second half of fiscal 2011 and an improvement in home buyer demand in fiscal 2012 as compared to fiscal 2011. The increase in the average sales price of net contracts signed in fiscal 2012, as compared to fiscal 2011, was primarily attributable to sales at two of our high-rise buildings located in the New York urban market that opened in the fourth quarter of fiscal 2011. In fiscal 2012, we signed 74 contracts at these buildings with an average sales value of approximately $1.8 million each, as compared to 12 contacts with an average sales value of approximately $1.6 million in fiscal 2011.
In fiscal 2012, we reported income before income taxes of $61.9 million, as compared to $39.2 million in fiscal 2011. This increase in income was primarily attributable to higher earnings from the increased revenues and lower cost of revenues as a percentage of revenues, in fiscal 2012, as compared to fiscal 2011, offset, in part, by a decrease in income from unconsolidated entities from $31.9 million in fiscal 2011 to $15.2 million in fiscal 2012 and by higher SG&A. The lower cost of revenues as a percentage of revenues was primarily due to the initial closings at two of our high-rise buildings located in the New York and New Jersey urban markets which had higher margins than our other City Living markets. The $16.7 million decrease in income from unconsolidated entities in fiscal 2012 was due principally to a decrease in income generated from two of our high-rise joint ventures where unit availability has diminished since fiscal 2011 as they have closed most or all of their condominium units.

Other
In fiscal 2012 and 2011, other loss before income taxes was $84.2 million and $76.5 million, respectively. The increase in the loss in fiscal 2012, as compared to fiscal 2011, was primarily due to higher unallocated SG&A in fiscal 2012, as compared to fiscal 2011, offset, in part, by an increase of income recognized from our Gibraltar operations in fiscal 2012, as compared to fiscal 2011. The increase in unallocated SG&A in fiscal 2012, as compared to fiscal 2011, was primarily due to increased compensation costs in fiscal 2012, as compared to fiscal 2011, and a reduction in SG&A in fiscal 2011 from an insurance claim recovery.
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
At October 31, 2013, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value were as follows ($ amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate (%)	Amount	Weighted- average interest rate (%)
2014	$297,899	4.82%	$75,150	2.99%
2015	317,215	5.12%	150	0.25%
2016	9,182	5.41%	150	0.25%
2017	404,265	8.88%	150	0.25%
2018	1,839	5.81%	150	0.25%
Thereafter	1,389,613	4.47%	11,795	0.16%
Discount	(3,894)
Total	$2,416,119	5.35%	$87,545	2.59%
Fair value at October 31, 2013	$2,553,180		$87,545

(a)
Based upon the amount of variable-rate debt outstanding at October 31, 2013, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $0.9 million per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the financial statements, listed in Item 15(a)(1) beginning on page F-1 of this report and which are incorporated herein by reference.
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
Changes in Internal Control Over Financial Reporting
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended October 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table includes information with respect to all persons serving as executive officers as of the date of this Form 10-K. All executive officers serve at the pleasure of our Board of Directors.

Name	Age	Positions
Robert I. Toll	72	Executive Chairman of the Board and Director
Douglas C. Yearley, Jr.	53	Chief Executive Officer and Director
Richard T. Hartman	56	President and Chief Operating Officer
Martin P. Connor	49	Senior Vice President and Chief Financial Officer
Robert I. Toll, with his brother Bruce E. Toll, the Vice Chairman of the Board and a Director, co-founded our predecessors’ operations in 1967. Robert I. Toll served as Chairman of the Board and Chief Executive Officer from our inception until June 2010, when he assumed the new position of Executive Chairman of the Board.
Douglas C. Yearley, Jr. joined us in 1990 as assistant to the Chief Executive Officer with responsibility for land acquisitions. He has been an officer since 1994, holding the position of Senior Vice President from January 2002 until November 2005, the position of Regional President from November 2005 until November 2009, and the position of Executive Vice President from November 2009 until June 2010 when he was promoted to his current position of Chief Executive Officer. Mr. Yearley was elected a Director in June 2010.
Richard T. Hartman, joined us in 1980 and served in various positions with us, including Regional President from 2005 through 2011. He was appointed to the positions of Executive Vice President and Chief Operating Officer effective January 1, 2012. In December 2012, Mr. Hartman was appointed to the position of President effective January 1, 2013.
Martin P. Connor joined the Company as Vice President and Assistant Chief Financial Officer in December 2008 and was elected a Senior Vice President in December 2009. Mr. Connor was appointed to his current position of Senior Vice President and Chief Financial Officer in September 2010. From June 2008 to December 2008, Mr. Connor was President of Marcon Advisors LLC, a finance and accounting consulting firm which he founded. From October 2006 to June 2008, Mr. Connor was Chief Financial Officer and Director of Operations for O’Neill Properties, a diversified commercial real estate developer in the Mid-Atlantic area. Prior to October 2006, he spent over 20 years at Ernst & Young LLP as an Audit and Advisory Business

Services Partner, responsible for the real estate practice for Ernst & Young LLP in the Philadelphia marketplace. During the period from 1998 to 2005, he served on the Toll Brothers, Inc. engagement.
The other information required by this item will be included in the “Election of Directors” and “Corporate Governance” sections of our Proxy Statement for the 2014 Annual Meeting of Stockholders (the "2014 Proxy Statement").
Code of Ethics
We have adopted a Code of Ethics for the Principal Executive Officer and Senior Financial Officers (“Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions designated by our Board of Directors. The Code of Ethics is available on our internet website at www.tollbrothers.com under “Investor Relations: Company Information: Corporate Governance.” If we were to amend or waive any provision of our Code of Ethics, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our internet website set forth above rather than by filing a Form 8-K.
Indemnification of Directors and Officers
Our Certificate of Incorporation and Bylaws provide for indemnification of our directors and officers. We have also entered into individual indemnification agreements with each of our directors.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the “Executive Compensation” section of our 2014 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in this item will be included in the “Voting Securities and Beneficial Ownership” and "Equity Compensation Plan Termination" sections of our 2014 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required in this item will be included in the “Corporate Governance and “Certain Transactions” sections of our 2014 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required in this item will be included in the “Ratification of the Re-Appointment of Independent Registered Public Accounting Firm” section of the 2014 Proxy Statement and is incorporated herein by reference.

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

2.1
Purchase and Sale Agreement, dated as of November 6, 2013, among the Registrant and Shapell Investment Properties, Inc. is hereby incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on November 7, 2013.

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

4.4
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

4.5
First Supplemental Indenture dated as of May 1, 2003 to the Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and Bank One Trust Company, National Association, as Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on June 16, 2003, File Nos. 333-103931, 333-103931-01, 333-103931-02, 333-103931-03 and 333-103931-04.

4.6
Second Supplemental Indenture dated as of November 3, 2003 to the Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and Bank One Trust Company, National Association, as Trustee, is hereby incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on November 5, 2003, File Nos. 333-109604, 333-109604-01, 333-109604-02, 333-109604-03 and 333-109604-04.

4.7
Third Supplemental Indenture dated as of January 26, 2004 to the Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended January 31, 2004.

4.8
Fourth Supplemental Indenture dated as of March 1, 2004 to the Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended January 31, 2004.

4.9
Fifth Supplemental Indenture dated as of September 20, 2004 to the Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.9 of the Registrant’s Form 10-K for the fiscal year ended October 31, 2004.

Exhibit Number	Description

4.10
Sixth Supplemental Indenture dated as of October 28, 2004 to the Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.10 of the Registrant’s Form 10-K for the fiscal year ended October 31, 2004.

4.11
Seventh Supplemental Indenture dated as of October 31, 2004 to the Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.11 of the Registrant’s Form 10-K for the fiscal year ended October 31, 2004.

4.12
Eighth Supplemental Indenture dated as of January 31, 2005 to the Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2005.

4.13
Ninth Supplemental Indenture dated as of June 6, 2005 to the Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2005.

4.14
Tenth Supplemental Indenture dated as of August 1, 2005 to the Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.13 of the Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 29, 2005, File Nos. 333-128683, 333-128683-01, 333-128683-02, 333-128683-03 and 333-128683-04.

4.15
Eleventh Supplemental Indenture dated as of January 31, 2006 to the Indenture dated as of November 22, 2002 by and among the parties listed on Schedule I thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2006.

4.16
Twelfth Supplemental Indenture dated as of April 30, 2006 to the Indenture dated as of November 22, 2002 by and among the parties listed on Schedule I thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2006.

4.17
Thirteenth Supplemental Indenture dated as of July 31, 2006 to the Indenture dated as of November 22, 2002 by and among the parties listed on Schedule I thereto, and J.P. Morgan Trust Company, National Association, as successor Trustee, is hereby incorporated by reference to Exhibit 4.16 of the Registrant’s Form 10-K for the year ended October 31, 2006.

4.18
Fourteenth Supplemental Indenture dated as October 31, 2006 to the Indenture dated as of November 22, 2002 by and among the parties listed on Schedule I thereto, and The Bank of New York Trust Company, N.A. as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2007.

4.19
Fifteenth Supplemental Indenture dated as of June 25, 2007 to the Indenture dated as of November 22, 2002 by and among the parties listed on Schedule I thereto, and The Bank of New York Trust Company, N.A. as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.

4.20
Sixteenth Supplemental Indenture dated as of June 27, 2007 to the Indenture dated as of November 22, 2002 by and among the parties listed on Schedule I thereto, and The Bank of New York Trust Company, N.A. as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.

Exhibit Number	Description

4.21
Seventeenth Supplemental Indenture dated as of January 31, 2008, to the Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and The Bank of New York Trust Company, N.A. as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2009.

4.22
Eighteenth Supplemental Indenture dated as of October 27, 2011, to the Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended January 31, 2012.

4.23
Nineteenth Supplemental Indenture dated as of November 1, 2011, to the Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended January 31, 2012.

4.24
Twentieth Supplemental Indenture dated as of April 27, 2012, to the Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2012.

4.25
Twenty-first Supplemental Indenture dated as of February 1, 2013, to the Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2013.

4.26
Twenty-second Supplemental Indenture dated as of April 30, 2013, to the Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended April 30, 2013.

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

4.32
First Supplemental Indenture dated as of October 27, 2011, to the Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended January 31, 2012.

4.33
Second Supplemental Indenture dated as of November 1, 2011, to the Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant’s Form 10-Q for the quarter ended January 31, 2012.

4.34
Third Supplemental Indenture dated as of April 27, 2012, to the Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended April 30, 2012.

4.35
Fourth Supplemental Indenture dated as of April 30, 2013, to Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended April 30, 2013.

4.36
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

4.39
Authorizing Resolutions, dated as of April 3, 2013, relating to the $300,000,000 principal amount of 4.375% Senior Notes due 2023 of Toll Brothers Finance Corp. guaranteed on a Senior Basis by the Registrant and certain of its subsidiaries, is hereby incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2013.

4.40
Authorizing Resolutions, dated as of May 8, 2013, relating to the $100,000,000 principal amount of 4.375% Senior Notes due 2023 of Toll Brothers Finance Corp. guaranteed on a Senior Basis by Toll Brothers, Inc. and certain of its subsidiaries is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2013.

4.41
Form of Global Note for Toll Brothers Finance Corp.’s 4.375% Senior Notes due 2023 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2013.

4.42
Authorizing Resolutions, dated as of November 21, 2013, relating to the $350,000,000 principal amount of 4.000% Senior Notes due 2018 of Toll Brothers Finance Corp. guaranteed on a Senior Basis by the Registrant and certain of its subsidiaries, is hereby incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2013.

4.43
Form of Global Note for Toll Brothers Finance Corp.’s 4.000% Senior Notes due 2018 is hereby incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2013.

Exhibit Number	Description

4.44
Authorizing Resolutions, dated as of November 21, 2013, relating to the $250,000,000 principal amount of 5.625% Senior Notes due 2024 of Toll Brothers Finance Corp. guaranteed on a Senior Basis by the Registrant and certain of its subsidiaries, is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2013.

4.45
Form of Global Note for Toll Brothers Finance Corp.’s 5.625% Senior Notes due 2024 is hereby incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2013.

4.46
First Supplemental Indenture dated as of April 27, 2012, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended April 30, 2012.

4.47
Second Supplemental Indenture dated as of April 30, 2013, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant’s Form 10-Q for the quarter ended April 30, 2013.

4.48
Indenture, dated as of September 11, 2012, among Toll Brothers Finance Corp., the Registrant and the other guarantors named therein and The Bank of New York Mellon, as trustee, is hereby incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2012.

4.49
First Supplemental Indenture dated as of April 30, 2013, to the Indenture dated as of September 11, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.5 of the Registrant’s Form 10-Q for the quarter ended April 30, 2013.

4.50
Rights Agreement dated as of June 13, 2007, by and between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, is hereby incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007.

10.1
Credit Agreement by and among First Huntingdon Finance Corp., the Registrant and the lenders which are parties thereto dated August 1, 2013, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2013.

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

Exhibit Number	Description

10.19*
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

10.21*
Advisory and Non-Competition Agreement between the Registrant and Bruce E. Toll, dated as of November 1, 2010, is incorporated by reference to Exhibit 10.34 of the Registrant’s Form 10-K for the period ended October 31, 2010.

10.22*
Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008, is incorporated by reference to Exhibit 10.45 of the Registrant’s Form 10-K for the period ended October 31, 2008.

10.23*
Amendment Number 1 dated November 1, 2010 to the Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008, is incorporated by reference to Exhibit 10.40 of the Registrant’s Form 10-K for the period ended October 31, 2010.

10.24*
Form of Indemnification Agreement between the Registrant and the members of its Board of Directors, is hereby incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2009.

10.25
Restricted Stock Unit Award to Douglas C. Yearley, Jr., dated December 20, 2010, pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007), is incorporated by reference to Exhibit 10.42 of the Registrant’s Form 10-K for the period ended October 31, 2010.

10.26*
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

10.28*
Form of Performance Based Restricted Stock Unit Award pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007), is incorporated by reference to Exhibit 10.33 of the Registrant’s Form 10-K for the period ended October 31, 2011.

12**	Statement re: Computation of Ratios of Earnings to Fixed Charges.

21**	Subsidiaries of the Registrant.

23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accountant.

23.2**	Consent of WeiserMazars LLP, Independent Registered Public Accountant.

Exhibit Number	Description

31.1**	Certification of Douglas C. Yearley, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Martin P. Connor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Douglas C. Yearley, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Martin P. Connor pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Financial Statements of TMF Kent Partners, LLC.

99.2**	Financial Statements of KTL 303 LLC.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

**	Filed electronically herewith.
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Horsham, Commonwealth of Pennsylvania on December 23, 2013.

TOLL BROTHERS, INC.
By:	/s/ Douglas C. Yearly, Jr.
Douglas C. Yearley, Jr.
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert I. Toll	Executive Chairman of the Board of Directors	December 23, 2013
Robert I. Toll

/s/ Bruce E. Toll	Vice Chairman of the Board and Director	December 23, 2013
Bruce E. Toll

/s/ Douglas C. Yearley, Jr.	Chief Executive Officer and Director	December 23, 2013
Douglas C. Yearley, Jr.	(Principal Executive Officer)

/s/ Richard T. Hartman	Chief Operating Officer and	December 23, 2013
Richard T. Hartman	President

/s/ Martin P. Connor	Senior Vice President and Chief Financial Officer	December 23, 2013
Martin P. Connor	(Principal Financial Officer)

/s/ Joseph R. Sicree	Senior Vice President and Chief Accounting	December 23, 2013
Joseph R. Sicree	Officer (Principal Accounting Officer)

Director
Robert S. Blank

/s/ Edward G. Boehne	Director	December 23, 2013
Edward G. Boehne

/s/ Richard J. Braemer	Director	December 23, 2013
Richard J. Braemer

/s/ Christine N. Garvey	Director	December 23, 2013
Christine N. Garvey

/s/ Carl B. Marbach	Director	December 23, 2013
Carl B. Marbach

/s/ Stephen A. Novick	Director	December 23, 2013
Stephen A. Novick

/s/ Paul E. Shapiro	Director	December 23, 2013
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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2013.
Our independent registered public accounting firm, Ernst & Young LLP, has issued its report, which is included herein, on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Toll Brothers, Inc.
We have audited Toll Brothers, Inc.’s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), (the COSO criteria). Toll Brothers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Toll Brothers, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Toll Brothers, Inc. as of October 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended October 31, 2013 of Toll Brothers, Inc. and our report dated December 23, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
December 23, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Toll Brothers, Inc.
We have audited the accompanying consolidated balance sheets of Toll Brothers, Inc. as of October 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended October 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toll Brothers, Inc. at October 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Toll Brothers Inc.’s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated December 23, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
December 23, 2013

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	October 31,
	2013	2012
ASSETS
Cash and cash equivalents	$772,972	$778,824
Marketable securities	52,508	439,068
Restricted cash	32,036	47,276
Inventory	4,650,412	3,732,703
Property, construction and office equipment, net	131,320	109,971
Receivables, prepaid expenses and other assets	229,295	173,042
Mortgage loans held for sale	113,517	86,386
Customer deposits held in escrow	46,888	29,579
Investments in and advances to unconsolidated entities	403,133	330,617
Investments in distressed loans	36,374	37,169
Investments in foreclosed real estate	72,972	58,353
Deferred tax assets, net of valuation allowances	286,032	358,056
	$6,827,459	$6,181,044
LIABILITIES AND EQUITY
Liabilities
Loans payable	$107,222	$99,817
Senior notes	2,321,442	2,080,463
Mortgage company warehouse loan	75,000	72,664
Customer deposits	212,669	142,977
Accounts payable	167,787	99,911
Accrued expenses	522,987	476,350
Income taxes payable	81,188	80,991
Total liabilities	3,488,295	3,053,173
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 169,353 and 168,690 shares issued at October 31, 2013 and 2012, respectively	1,694	1,687
Additional paid-in capital	441,677	404,418
Retained earnings	2,892,003	2,721,397
Treasury stock, at cost - 0 shares and 53 shares at October 31, 2013 and 2012, respectively	—	(983)
Accumulated other comprehensive loss	(2,387)	(4,819)
Total stockholders’ equity	3,332,987	3,121,700
Noncontrolling interest	6,177	6,171
Total equity	3,339,164	3,127,871
	$6,827,459	$6,181,044
See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year ended October 31,
	2013	2012	2011

Revenues	$2,674,299	$1,882,781	$1,475,881
Cost of revenues	2,133,300	1,532,095	1,260,770
Selling, general and administrative	339,932	287,257	261,355
	2,473,232	1,819,352	1,522,125
Income (loss) from operations	201,067	63,429	(46,244)
Other:
Income (loss) from unconsolidated entities	14,392	23,592	(1,194)
Other income - net	52,238	25,921	23,403
Interest expense	—	—	(1,504)
Expenses related to early retirement of debt			(3,827)
Income (loss) before income taxes	267,697	112,942	(29,366)
Income tax provision (benefit)	97,091	(374,204)	(69,161)
Net income	$170,606	$487,146	$39,795
Income per share:
Basic	$1.01	$2.91	$0.24
Diluted	$0.97	$2.86	$0.24
Weighted-average number of shares:
Basic	169,288	167,346	167,140
Diluted	177,963	170,154	168,381
See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year ended October 31,
	2013	2012	2011
Net income	$170,606	$487,146	$39,795

Other comprehensive income (loss), net of tax:
Change in pension liability	2,334	(1,839)	(1,934)
Change in fair value of available-for-sale securities	(186)	476	(192)
Change in unrealized loss on derivative held by equity investee	284	(554)
Other comprehensive income (loss)	2,432	(1,917)	(2,126)
Total comprehensive income	$173,038	$485,229	$37,669
See accompanying notes

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accum- ulated Other Compre- hensive Loss	Non-Controlling Interest	Total Equity
	Shares	$	$	$	$	$	$	$
Balance, November 1, 2010	166,413	1,664	360,006	2,194,456	(96)	(577)	3,560	2,559,013
Net income				39,795				39,795
Purchase of treasury stock			(1)		(49,102)			(49,103)
Exercise of stock options	2,236	23	23,156		1,940			25,119
Employee benefit plan issuances	15		285		126			411
Conversion of restricted stock units to stock	10		208		67			275
Stock-based compensation			8,626					8,626
Issuance of restricted stock and stock units	1		8,102					8,102
Other comprehensive loss						(2,325)		(2,325)
Capital contribution							2,638	2,638
Balance, October 31, 2011	168,675	1,687	400,382	2,234,251	(47,065)	(2,902)	6,198	2,592,551
Net income				487,146				487,146
Purchase of treasury stock					(505)			(505)
Exercise of stock options	13		(9,831)		44,472			34,641
Employee benefit plan issuances			174		301			475
Conversion of restricted stock units to stock			(1,814)		1,814			—
Stock-based compensation			7,411					7,411
Issuance of restricted stock and stock units	2		8,096					8,096
Other comprehensive loss						(1,917)		(1,917)
Loss attributable to non-controlling interest							(27)	(27)
Balance, October 31, 2012	168,690	1,687	404,418	2,721,397	(983)	(4,819)	6,171	3,127,871
Net income				170,606				170,606
Purchase of treasury stock					(15,377)			(15,377)
Exercise of stock options	505	6	20,952		15,996			36,954
Employee benefit plan issuances	9		299		362			661
Conversion of restricted stock units to stock								—
Stock-based compensation			7,703					7,703
Issuance of restricted stock and stock units	149	1	8,305		2			8,308
Other comprehensive income						2,432		2,432
Loss attributable to non-controlling interest							(27)	(27)
Capital contribution							33	33
Balance, October 31, 2013	169,353	1,694	441,677	2,892,003	—	(2,387)	6,177	3,339,164
See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended October 31,
	2013	2012	2011

Cash flow (used in) provided by operating activities:
Net income	$170,606	$487,146	$39,795
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	25,210	22,586	23,142
Stock-based compensation	19,041	15,575	12,494
Excess tax benefits from stock-based compensation	(24,417)	(5,776)
(Recovery) impairment of investments in unconsolidated entities	—	(2,311)	40,870
Income from unconsolidated entities	(14,392)	(21,281)	(39,676)
Distributions of earnings from unconsolidated entities	23,468	5,258	12,081
Income from distressed loans and foreclosed real estate	(16,312)	(12,444)	(5,113)
Deferred tax provision (benefit)	75,219	41,810	(18,188)
Change in deferred tax valuation allowances	(1,337)	(394,718)	18,188
Inventory impairments and write-offs	4,523	14,739	51,837
Change in fair value of mortgage loans receivable and derivative instruments	174	(670)	475
Gain on sale of marketable securities	(57)	(40)
Expenses related to early retirement of debt			3,827
Changes in operating assets and liabilities
Increase in inventory	(941,314)	(195,948)	(215,738)
Origination of mortgage loans	(743,497)	(651,618)	(630,294)
Sale of mortgage loans	716,586	629,397	659,610
Decrease (increase) in restricted cash	15,240	(27,516)	41,146
Increase in receivables, prepaid expenses and other assets	(51,794)	(36,497)	(5,619)
Increase in customer deposits	52,383	44,383	13,175
Increase (decrease) in accounts payable and accrued expenses	100,463	(58,537)	(28,624)
Decrease in income tax refund recoverable		—	141,590
Increase (decrease) in income taxes payable	21,244	(25,075)	(56,225)
Net cash (used in) provided by operating activities	(568,963)	(171,537)	58,753
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net	(26,567)	(11,920)	(15,456)
Purchase of marketable securities	(36,202)	(579,958)	(452,864)
Sale and redemption of marketable securities	417,846	368,253	408,831
Investment in and advances to unconsolidated entities	(93,398)	(217,160)	(132)
Return of investments in unconsolidated entities	69,809	38,368	43,309
Investment in distressed loans and foreclosed real estate	(26,155)	(30,090)	(66,867)
Return of investments in distressed loans and foreclosed real estate	27,370	16,707	2,806
Acquisition of a business	—	(144,746)	—
Net cash provided by (used) in investing activities	332,703	(560,546)	(80,373)
Cash flow provided by (used in) financing activities:
Net proceeds from issuance of senior notes	400,383	578,696	—
Proceeds from loans payable	1,164,531	1,002,934	921,251
Principal payments of loans payable	(1,195,524)	(1,016,081)	(952,621)
Redemption of senior notes	(163,853)	—	(58,837)
Proceeds from stock-based benefit plans	15,798	33,747	25,531
Excess tax benefits from stock-based compensation	24,417	5,776	—
Purchase of treasury stock	(15,377)	(505)	(49,102)
Change in noncontrolling interest	33		2,678
Net cash provided by (used in) financing activities	230,408	604,567	(111,100)
Net decrease in cash and cash equivalents	(5,852)	(127,516)	(132,720)
Cash and cash equivalents, beginning of year	778,824	906,340	1,039,060
Cash and cash equivalents, end of year	$772,972	$778,824	$906,340
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
Marketable Securities
Marketable securities are classified as available-for-sale, and accordingly, are stated at fair value, which is based on quoted market prices. Changes in unrealized gains and losses are excluded from earnings and are reported as other comprehensive income, net of income tax effects, if any. The cost of marketable securities sold is based on the specific identification method.
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
The Company capitalizes certain interest costs to qualified inventory during the development and construction period of its communities in accordance with ASC 835-20, “Capitalization of Interest” (“ASC 835-20”). Capitalized interest is charged to cost of revenues when the related inventory is delivered. Interest incurred on home building indebtedness in excess of qualified inventory, as defined in ASC 835-20, is charged to the Consolidated Statements of Operations in the period incurred.
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
The Company's variable interest in VIEs may be in the form of equity ownership, contracts to purchase assets, management services and development agreements between the Company and a VIE, loans provided by the Company to a VIE or other member and/or guarantees provided by members to banks and other parties.
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

Property, Construction and Office Equipment
Property, construction and office equipment are recorded at cost and are stated net of accumulated depreciation of $159.5 million and $157.5 million at October 31, 2013 and 2012, respectively. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. In fiscal 2013, 2012 and 2011, the Company recognized $10.8 million, $8.1 million and $9.8 million of depreciation expense, respectively.
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
The Company is a party to several joint ventures with unrelated parties to develop and sell land that is owned by the joint ventures. The Company recognizes its proportionate share of the earnings from the sale of home sites to other builders, including our joint venture partners. The Company does not recognize earnings from the home sites it purchases from these ventures, but reduces its cost basis in the home sites by its share of the earnings from those home sites.
The Company is also a party to several other joint ventures. The Company recognizes its proportionate share of the earnings and losses of its unconsolidated entities.
Investments in Non-performing Loan Portfolios and Foreclosed Real Estate
The Company’s investments in non-performing loan portfolios are initially recorded at cost which the Company believes is fair value. The fair value is determined by discounting the cash flows expected to be collected from the portfolios using a discount rate that management believes a market participant would use in determining fair value. Management estimates cash flows expected to be collected on a loan-by-loan basis considering the contractual terms of the loan, current and expected loan performance, the manner and timing of disposition, the nature and estimated fair value of real estate or other collateral, and other factors it deems appropriate. The estimated fair value of the loans at acquisition was significantly less than the contractual amounts due under the terms of the loan agreements.
Since, at the acquisition date, the Company expects to collect less than the contractual amounts due under the terms of the loans based, at least in part, on the assessment of the credit quality of the borrowers, the loans are accounted for in accordance with ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” ("ASC 310-30"). Under ASC 310-30, the accretable yield, or the amount by which the cash flows expected to be collected at the acquisition date exceeds the estimated fair value of the loan, is recognized in other income - net over the estimated remaining life of the loan using a level yield methodology provided the Company does not presently have the intention to utilize real estate secured by the loans for use in its operations or significantly improving the collateral for resale. The difference between the contractually required payments of the loan as of the acquisition date and the total cash flows expected to be collected, or non-accretable difference, is not recognized.
Pursuant to ASC 310-30, the Company aggregates loans with common risk characteristics into pools for purposes of recognizing interest income and evaluating changes in estimated cash flows. Loan pools are evaluated as a single loan for purposes of placing the pool on non-accrual status or evaluating loan impairment. Generally, a loan pool is classified as non-accrual when management is unable to reasonably estimate the timing or amount of cash flows expected to be collected from the loan pool or has serious doubts about further collectability of principal or interest. Proceeds received on non-accrual loan pools generally are either applied against principal or reported as other income - net, depending on management’s judgment as to the collectability of principal. For the fiscal years ended October 31, 2013, 2012 and 2011, none of the Company’s loan pools were on non-accrual status.
A loan is removed from a loan pool only when the Company sells, forecloses or otherwise receives assets in satisfaction of the loan, or the loan is written off. Loans removed from a pool are removed at their amortized cost (unpaid principal balance less unamortized discount and provision for loan loss) as of the date of resolution.
The Company periodically re-evaluates cash flows expected to be collected for each loan pool based upon all available information as of the measurement date. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment to the loan pool’s yield over its remaining life, which may result in a reclassification from non-accretable difference to accretable yield. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether a provision for loan loss should be established. If decreases in expected cash flows result in a decrease in the estimated fair value of the loan pool below its amortized cost, the loan pool is deemed to be impaired and the Company will record a provision for loan losses to write the loan pool down to its estimated fair value. For the years ended October 31, 2013 and October 31, 2012, the Company recorded a provision for loan losses of $0.7 million and $2.3 million, respectively. There was no provision for loan losses recorded in the fiscal year ended October 31, 2011.
The Company’s investments in non-performing loans are classified as held for investment because the Company has the intent and ability to hold them for the foreseeable future.
Foreclosed Real Estate Owned ("REO")
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were $11.6 million, $11.4 million and $11.1 million for the years ended October 31, 2013, 2012 and 2011, respectively.

Warranty Costs
The Company provides all of its home buyers with a limited warranty as to workmanship and mechanical equipment. The Company also provides many of its home buyers with a limited ten-year warranty as to structural integrity. The Company accrues for expected warranty costs at the time each home is closed and title and possession is transferred to the buyer. Costs are accrued based upon historical experience.
Insurance Costs
The Company accrues for the expected costs associated with the deductibles and self-insured amounts under its various insurance policies.
Stock-Based Compensation
The Company accounts for its stock-based compensation in accordance with ASC 718, “Compensation — Stock Compensation” (“ASC 718”). The Company uses a lattice model for the valuation for its stock option grants. The option pricing models used are designed to estimate the value of options that, unlike employee stock options and restricted stock units, can be traded at any time and are transferable. In addition to restrictions on trading, employee stock options and restricted stock units may include other restrictions such as vesting periods. Further, such models require the input of highly subjective assumptions, including the expected volatility of the stock price. Stock-based compensation expense is generally included in the Company’s selling, general and administrative expenses in its Consolidated Statements of Operations.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recorded based on temporary differences between the amounts reported for financial reporting purposes and the amounts reported for income tax purposes. In accordance with the provisions of ASC 740, the Company assesses the realizability of its deferred tax assets. A valuation allowance must be established when, based upon available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. See “Income Taxes — Valuation Allowance” below.
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
Income Taxes — Valuation Allowance

Significant judgment is applied in assessing the realizability of deferred tax assets. In accordance with GAAP, a valuation allowance is established against a deferred tax asset if, based on the available evidence, it is more-likely-than-not that such asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. The Company assesses the need for valuation allowances for deferred tax assets based on GAAP's “more-likely-than-not” realization threshold criteria. In the Company's assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. Forming a conclusion that a valuation allowance is not needed is difficult when there is significant negative evidence such as cumulative losses in recent years. This assessment considers, among other matters, the nature, consistency and magnitude of current and cumulative income and losses, forecasts of future profitability, the duration of statutory carryback or carryforward periods, the Company's experience with operating loss and tax credit carryforwards being used before expiration, and tax planning alternatives.

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
Segment Reporting
At October 31, 2013, the Company determined that it operates in two segments: Traditional Home Building and Urban Infill ("City Living"). Amounts reported in prior years have been reclassified to conform to the fiscal 2013 presentation.
The Company has determined that its Traditional Home Building operations operate in four geographic segments: North, Mid-Atlantic, South and West. The states comprising each geographic segment are as follows:
North:        Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey and New York
Mid-Atlantic:    Delaware, Maryland, Pennsylvania and Virginia
South:        Florida, North Carolina and Texas
West:        Arizona, California, Colorado, Nevada and Washington
In fiscal 2011, the Company discontinued the sale of homes in South Carolina. The operations in South Carolina were immaterial to the South geographic segments.
Related Party Transactions
See Note 4, “Investments in and Advances to Unconsolidated Entities” for information regarding Toll Brothers Realty Trust ("Trust").

Recent Accounting Pronouncements
In April 2013, the FASB issued Accounting Standards Update ("ASU") 2013-04, "Liabilities" ("ASU 2013-04"), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 is effective for the Company beginning November 1, 2014. The adoption of ASU 2013-04 is not expected to have a material effect on our consolidated financial statements or disclosures.
In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires entities to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements, in a single note or on the face of the financial statements. The Company adopted ASU 2013-02 in its quarter beginning February 1, 2013. The adoption of this guidance, which relates to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
Subsequent Events
Acquisition of Shapell Industries, Inc.
On November 6, 2013, the Company entered into a purchase and sale agreement (the “Purchase Agreement”) with Shapell Investment Properties, Inc. to acquire all of the equity interests in Shapell Industries, Inc. (“Shapell”), for an aggregate all-cash purchase price of $1.60 billion (the “Acquisition”), subject to certain adjustments. Pursuant to the Purchase Agreement, the Company has agreed to acquire the single-family residential real property development business of Shapell, including a portfolio of approximately 5,200 home sites in California. The Purchase Agreement contains customary representations, warranties and covenants of the parties. The closing of the Acquisition is subject to the the completion of the separation of Shapell’s commercial and multi-family units to be retained by Shapell, subject to limited exceptions, the completion of pending buy-outs by Shapell of minority interests in certain joint ventures and other customary closing conditions and is expected to occur in the first calendar quarter of 2014. The Company intends to use the net proceeds of the equity offering and senior note offerings completed in November 2013, borrowings under its $1.04 billion credit facility, other financial resources available to it, and, if needed, borrowings under the 364-day unsecured revolving credit facility as more fully described below, to finance the Acquisition and to pay related fees and expenses.

Equity Offering

In November 2013, the Company issued 7.2 million shares of its common stock, par value $.01 per share, at a price to the public of $32.00 per share (the “equity offering”). The Company received $220.8 million of net proceeds from the issuance.

Senior Note Offerings

In November 2013, the Company issued $350 million principal amount of 4.0% Senior Notes due 2018 (the “4.0% Senior Notes”) and $250 million principal amount of 5.625% Senior Notes due 2024 (the “5.625% Senior Notes”) through Toll Brothers Finance Corp. The Company received $596.2 million of net proceeds from the issuance of the 4.0% Senior Notes and the 5.625% Senior Notes. If (i) the Purchase Agreement is terminated on any date prior to May 31, 2014, (ii) the Company publicly announces on any date prior to May 31, 2014 that the Acquisition will not be pursued or (iii) the Acquisition is not consummated prior to May 31, 2014, then the Company will be required to redeem each series of notes at 100% of the aggregate principal amount of such series, together with accrued and unpaid interest on such notes from November 21, 2013 up to, but not including, the applicable special mandatory redemption date.

364-Day Senior Unsecured Revolving Credit Facility
The Company has received a definitive financing commitment from a number of banks for a $500 million, 364-day senior unsecured revolving credit facility. The availability of borrowings under this facility is subject to the Company entering into a definitive agreement with the banks and will be subject to customary conditions. Amounts borrowed thereunder are expected to accrue interest at the London interbank offered rate plus a margin determined pursuant to a leverage ratio-based pricing grid expected to range from 1.25% to 2.25% per annum.

Sale of Toll Brothers Realty Trust II Assets
In December 2013, Trust II sold substantially all of its assets to an unrelated party. As a result of this sale, the Company expects to realize a profit of approximately $20 million in the first quarter of fiscal 2014 representing its share of the gain on the sale. This gain will be included in income from unconsolidated entities in the Company's Consolidated Statements of Operations.
Reclassification
Certain prior period amounts have been reclassified to conform to the fiscal 2013 presentation.
2. Acquisition
In November 2011, the Company acquired substantially all of the assets of CamWest Development LLC (“CamWest”) for approximately $144.7 million in cash. The assets acquired were primarily inventory. As part of the acquisition, the Company assumed contracts to deliver approximately 29 homes with an aggregate value of $13.7 million. The average price of the undelivered homes at the date of acquisition was approximately $471,000. The assets the Company acquired included approximately 1,245 home sites owned and 254 home sites controlled through land purchase agreements. The Company’s selling community count increased by 15 communities at the acquisition date. The acquisition of the assets of CamWest was not material to the Company’s results of operations or its financial condition. In fiscal 2012, the Company delivered 201 homes and generated revenues of $99.7 million through its CamWest operations.
3. Inventory
Inventory at October 31, 2013 and 2012 consisted of the following (amounts in thousands):

	2013	2012
Land controlled for future communities	$99,802	$54,624
Land owned for future communities	1,287,630	1,013,565
Operating communities	3,262,980	2,664,514
	$4,650,412	$3,732,703
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
Communities that were previously offering homes for sale but are temporarily closed due to business conditions that do not have any remaining backlog and are not expected to reopen within twelve months of the end of the fiscal period being reported on have been classified as land owned for future communities. Backlog consists of homes under contract but not yet delivered to the Company's home buyers ("backlog").
Information regarding the classification, number and carrying value of these temporarily closed communities at October 31, 2013, 2012 and 2011 is provided in the table below ($ amounts in thousands).

	2013	2012	2011
Land owned for future communities:
Number of communities	25	40	43
Carrying value (in thousands)	$153,498	$240,307	$256,468
Operating communities:
Number of communities	15	5	2
Carrying value (in thousands)	$88,534	$34,685	$11,076

The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable in each of the three fiscal years ended October 31, 2013, 2012 and 2011 as shown in the table below (amounts in thousands).

Charge:	2013	2012	2011
Land controlled for future communities	$1,183	$451	$17,752
Land owned for future communities	—	1,218	17,000
Operating communities	3,340	13,070	17,085
	$4,523	$14,739	$51,837
See Note 12, "Fair Value Disclosures", for information regarding the number of operating communities that the Company tested for potential impairment, the number of operating communities in which it recognized impairment charges, the amount of impairment charges recognized, and the fair value of those communities, net of impairment charges.
See Note 15, "Commitments and Contingencies" for information regarding land purchase commitments.
At October 31, 2013, the Company evaluated its land purchase contracts to determine if any of the selling entities were variable interest entities ("VIEs") and, if they were, whether the Company was the primary beneficiary of any of them. Under these land purchase contracts, the Company does not possess legal title to the land and its risk is generally limited to deposits paid to the sellers and the creditors of the sellers generally have no recourse against the Company. At October 31, 2013, the Company determined that 87 land purchase contracts, with an aggregate purchase price of $1.12 billion, on which it had made aggregate deposits totaling $51.9 million, were VIEs and that it was not the primary beneficiary of any VIE related to its land purchase contracts.
Interest incurred, capitalized and expensed in each of the three fiscal years ended October 31, 2013, 2012 and 2011 was as follows (amounts in thousands):

	2013	2012	2011
Interest capitalized, beginning of year	$330,581	$298,757	$267,278
Interest incurred	134,198	125,783	114,761
Interest expensed to cost of revenues	(112,321)	(87,117)	(77,623)
Interest directly expensed in the consolidated statements of operations	—	—	(1,504)
Write-off against other income	(2,917)	(3,404)	(1,155)
Interest reclassified to property, construction and office equipment			(3,000)
Capitalized interest applicable to investments in unconsolidated entities	(6,464)	(3,438)
Interest capitalized, end of year	$343,077	$330,581	$298,757
Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. The amounts included in the table directly above reflect the gross amount of capitalized interest without allocation of any impairment charges recognized. The Company estimates that, had inventory impairment charges been allocated on a pro rata basis to the individual components of inventory, capitalized interest at October 31, 2013, 2012 and 2011 would have been reduced by approximately $38.2 million, $47.9 million and $54.0 million, respectively.
During fiscal 2013, the Company reclassified $28.5 million of land inventory primarily related to commercial properties located in two of its master planned communities to receivables, prepaid expenses and other assets. The $28.5 million was reclassified due to the substantial completion of the home building operations in the communities where the land is located. The consolidated balance sheet as of October 31, 2012 was reclassified to conform to the fiscal 2013 presentation.
During fiscal 2013 and 2012, the Company contributed $54.8 million and $5.8 million, respectively, of inventory and other assets to several unconsolidated entities. See Note 4, "Investments in and Advances to Unconsolidated Entities" for more information related these transfers.
During fiscal 2013 and 2011, the Company reclassified $5.6 million and $20.0 million, respectively, of inventory related to commercial retail space located in two of its high-rise projects to property, construction and office equipment. The amounts were reclassified due to the substantial completion of these projects.

4. Investments in and Advances to Unconsolidated Entities
The Company has investments in and advances to various unconsolidated entities. The Company’s investments in these entities are accounted for using the equity method of accounting. These entities include development joint ventures, home building joint ventures, rental joint ventures, the Trust, Trust II and a structured asset joint venture. At October 31, 2013, the Company had investments in and advances to these unconsolidated entities of $403.1 million and was committed to invest or advance up to an additional $92.1 million to these entities if they require additional funding. At October 31, 2013, the Company has guaranteed approximately $25.2 million of loans, $9.6 million of ground lease payments and $2.0 million of insurance policy deductibles.
In fiscal 2013 and 2012, the Company recognized income from the unconsolidated entities in which it had an investment of $14.4 million and $23.6 million, respectively. In fiscal 2011, the Company recognized a loss from the unconsolidated entities in which it had an investment of $1.2 million including $40.9 million of impairment losses related to the settlement of a lawsuit by one of its development joint ventures and an impairment of one of its home building joint ventures. The Company did not recognize any impairment charges in connection with its joint ventures in fiscal 2013 or 2012. In fiscal 2012, the Company recovered $2.3 million of costs it previously incurred.
In fiscal 2011, the Company recognized impairment charges in connection with the settlement of a lawsuit by one of its development joint ventures as noted above. As a result of the settlement, the Company recorded a charge of $25.7 million above amounts previously provided. This fiscal 2011 impairment and recovery in fiscal 2012 was attributable to the Company’s investment in South Edge LLC, and its successor entity, Inspirada Builders, LLC (collectively, "Inspirada"). Inspirada settled litigation regarding a loan made by a syndicate of lenders to it having a principal balance of $327.9 million, for which the Company had executed certain completion guarantees and conditional repayment guarantees. The Company paid $57.6 million in November 2011 to settle this matter. The disposition of the above matter did not have a material adverse effect on the Company’s results of operations and liquidity or on its financial condition.
In addition, in fiscal 2011, due to the deterioration of the market in which one of its home building joint ventures operates, the Company determined that there was an other than temporary impairment of its investment in this joint venture. Based on this determination, the Company recognized $15.2 million of impairment charges against the carrying value of the Company's investment in this joint venture.
More specific information regarding its investments in, advances to and future commitments to these entities is provided below.
Development Joint Ventures
The Company has investments in and advances to a number of joint ventures with unrelated parties to develop land (“Development Joint Ventures”). Some of these Development Joint Ventures develop land for the sole use of the venture participants, including the Company, and others develop land for sale to the joint venture participants and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites by the Development Joint Ventures to other builders. With regard to home sites the Company purchases from the Development Joint Ventures, the Company reduces its cost basis in those home sites by its share of the earnings on the home sites. At October 31, 2013, the Company had approximately $142.4 million invested in or advanced to its Development Joint Ventures. In addition, the Company has a funding commitment of $26.0 million to three Development Joint Ventures should an additional investment in these ventures be required.
In the fourth quarter of fiscal 2013, the Company entered into a joint venture with an unrelated party to develop a parcel of land in Maryland. The property consists of 945 acres which the joint venture expects to develop into approximately 1,300 home sites. The Company has a 50% interest in this joint venture. The current plan is to develop the property and sell approximately 50% of the home sites to each of the members of the joint venture. The Company contributed $11.8 million of cash to the joint venture.
In the second quarter of fiscal 2013, the Company entered into a joint venture with an unrelated party to develop a parcel of land in Texas as a master planned community consisting of approximately 2,900 home sites. The Company has a 50% interest in this joint venture. The current plan is to develop the property in multiple phases and sell groups of home sites to the members of the joint venture and to other home builders. The Company contributed $15.5 million of cash to the joint venture. The joint venture entered into a $25.0 million line of credit with a bank, secured by a deed of trust on the property, which can be expanded up to $40.0 million under certain conditions. At October 31, 2013, the joint venture had $22.9 million of borrowings under this line of credit. At October 31, 2013, the Company had an investment of $20.1 million in this joint venture and was committed to make additional contributions to this joint venture of up to $12.5 million.
In the third quarter of fiscal 2012, the Company acquired for approximately $110.0 million, a 50% interest in a joint venture with an unrelated party that owns and is developing over 2,000 home sites in Orange County, California. Under the terms of the operating agreement, the Company will acquire 266 home sites in the first phase of the property from the joint venture. The Company intends to acquire approximately 545 additional home sites in future phases from the joint venture. At October 31, 2013, the Company had an investment of $105.2 million in this joint venture and was committed to make additional contributions of up to $10.0 million to this joint venture, if needed. The joint venture has an $80.0 million credit facility from a bank to fund the development of the property. At October 31, 2013, the venture had borrowed $42.8 million under the facility.
Home Building Joint Ventures
At October 31, 2013, the Company had an aggregate of $166.3 million of investments in and advances to various joint ventures with unrelated parties to develop luxury for-sale homes. At October 31, 2013, the Company had $38.2 million of funding commitments to three of these joint ventures. One of the joint ventures expects to finance future construction with external financing.
In the first quarter of fiscal 2012, the Company entered into a joint venture in which it has a 50% interest to develop a high-rise luxury for-sale/rental project in the metro-New York market. At October 31, 2013, the Company had an investment of $119.5 million and was committed to make additional investments of $8.1 million in this joint venture. Under the terms of the agreement, upon completion of the construction of the building the Company will acquire ownership of the top 18 floors of the building to sell, for its own account, luxury condominium units and its partner will receive ownership of the lower floors containing residential rental units and retail space.
In the third quarter of fiscal 2012, the Company invested in a joint venture in which it has a 50% interest that will develop a high-rise luxury condominium project in the metro-New York market. At October 31, 2013, the Company had invested $8.3 million in this joint venture. The Company expects to make additional investments of approximately $21.8 million for the development of this property. The joint venture expects to borrow additional funds to complete the construction of this project. The Company has also guaranteed approximately $7.4 million of payments related to the ground lease on this project.
Rental Joint Ventures
At October 31, 2013, the Company had an aggregate of $68.7 million of investments in and advances to several joint ventures with unrelated parties to develop luxury for-rent apartments, commercial space and a hotel. At October 31, 2013, the Company had funding commitments to these joint ventures of $27.9 million. At October 31, 2013, three of these joint ventures had aggregate loan commitments of $193.8 million and outstanding borrowings against these commitments of $14.4 million.
In the fourth quarter of fiscal 2013, the Company entered into a joint venture with an unrelated party to develop a luxury, 287-unit apartment building in the Capitol Riverfront of Washington, D.C. on land that the Company owned and conveyed to the joint venture. The Company has a 50% interest in this joint venture. As part of the Company's initial capital contribution, it contributed land and improvements with a fair value of $27.1 million to the joint venture and subsequently received a cash distribution of $12.5 million to align the capital accounts of each of the members of the joint venture. The joint venture entered into a $54 million construction loan agreement with a bank to finance the development of this project. At October 31, 2013, the joint venture had no borrowings under the construction loan agreement. At October 31, 2013, the Company had an investment of $14.7 million in this joint venture.
In the second quarter of fiscal 2013, the Company entered into a joint venture with an unrelated party to develop a luxury, 38-story apartment building and retail space in Jersey City, New Jersey on land that the Company owned and conveyed to the joint venture. The Company has a 50% interest in this joint venture. As part of the Company's initial capital contribution, it contributed land and improvements with a fair value of $27.6 million to the joint venture and subsequently received cash distributions of $10.6 million and a $1.2 million cash payment by the joint venture on the Company's behalf to align the capital accounts of each of the members of the joint venture. The joint venture entered into a $120 million construction loan agreement with a bank to finance the development of this project. At October 31, 2013, the joint venture had no borrowings under the construction loan agreement. At October 31, 2013, the Company had an investment of $22.5 million in this joint venture and was committed to make additional contributions to this joint venture of up to $8.0 million.
In the fourth quarter of fiscal 2012, the Company invested in a joint venture in which it has a 50% interest that will develop a multi-family residential apartment project containing approximately 398 units in suburban Philadelphia. At October 31, 2013, the Company had an investment of $15.6 million in this joint venture. The joint venture expects to borrow funds to complete the construction of this project. The Company does not have any additional commitment to fund this joint venture.
In the third quarter of fiscal 2012, the Company invested in a joint venture in which it has a 50% interest that will develop a luxury hotel in conjunction with a high-rise luxury condominium project in the metro-New York market. At October 31, 2013, the Company had invested $4.9 million in this joint venture. The Company expects to make additional investments of approximately $17.8 million for the development of this property. The joint venture expects to borrow additional funds to complete the construction of this project. The Company has also guaranteed approximately $2.1 million of payments related to the ground lease on this project.
Structured Asset Joint Venture
In July 2010, the Company, through Gibraltar Capital and Asset Management LLC (“Gibraltar”), invested in a joint venture in which it is a 20% participant with two unrelated parties to purchase a 40% interest in an entity that owns and controls a portfolio of loans and real estate (“Structured Asset Joint Venture”). At October 31, 2013, the Company had an investment of $25.7 million in this Structured Asset Joint Venture. At October 31, 2013, the Company did not have any commitments to make additional contributions to the joint venture and has not guaranteed any of the joint venture’s liabilities.
Toll Brothers Realty Trust and Toll Brothers Realty Trust II
In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Trust II to be in a position to invest in commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by an affiliate of PASERS. At October 31, 2013, the Company had an investment of $2.2 million in Trust II. In December 2013, Trust II sold substantially all of its assets to an unrelated party. See Note 1 - "Significant Accounting Policies - Subsequent Events" for more information.
Prior to the formation of Trust II, the Company formed the Trust in 1998 to invest in commercial real estate opportunities. The Trust is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Douglas C. Yearley, Jr. and former members of the Company’s senior management; and one-third by an affiliate of PASERS (collectively, the “Shareholders”). As of October 31, 2013, the Company had a negative investment in the Trust of $0.9 million resulting from a loss recognized by the Trust in the fourth quarter of fiscal 2013 due to the expensing of financing costs incurred in the refinancing of its debt. The Company expects that the Trust will return to profitability in fiscal 2014. The Company provides development, finance and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $4.2 million, $2.7 million and $2.9 million in fiscal 2013, 2012 and 2011, respectively.
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
The Company believes that as of October 31, 2013, in the event it becomes legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral should be sufficient to repay a significant portion of the obligation. If it is not, the Company and its partners would need to contribute additional capital to the venture. At October 31, 2013, the unconsolidated entities that have guarantees related to debt had loan commitments aggregating $279.0 million and had borrowed an aggregate of $65.7 million. The term of these guarantees generally range from 30 months to 48 months. The Company estimates that the maximum potential exposure under these guarantees, if the full amount of the loan commitments were borrowed, would be $279.0 million before any reimbursement from the Company's partners. Based on the amounts borrowed at October 31, 2013, the Company's maximum potential exposure under these guarantees is estimated to be approximately $65.7 million before any reimbursement from the Company's partners.
In addition, the Company has guaranteed approximately $11.6 million of ground lease payments and insurance deductibles for three joint ventures.
As of October 31, 2013, the estimated aggregate fair value of the guarantees was approximately $1.6 million. The Company has not made payments under any of the guarantees, nor has it been called upon to do so.

Variable Interest Entities
At October 31, 2013, the Company determined that three of its joint ventures were VIEs under the guidance within ASC 810. The Company has, however, concluded that it was not the primary beneficiary of the VIEs because the power to direct the activities of these VIEs that most significantly impact their performance was shared by the Company and the VIEs' other members. Business plans, budgets and other major decisions are required to be unanimously approved by all members. Management and other fees earned by the Company are nominal and believed to be at market rates and there is no significant economic disproportionality between the Company and other members.
The information presented below regarding the investments, commitments and guarantees in unconsolidated entities deemed to be VIEs is also included in the information provided above. At October 31, 2013 and 2012, the Company's investments in its unconsolidated joint ventures deemed to be VIEs, which are included in investments in and advances to unconsolidated entities in the accompanying balance sheets, totaled $22.9 million and $26.5 million, respectively. At October 31, 2013, the maximum exposure of loss to the Company's investments in unconsolidated joint ventures that are VIEs is limited to its investment in the unconsolidated VIEs, except with regard to $41.7 million of additional commitments to the VIEs and a $9.6 million guaranty of ground lease payments. At October 31, 2012, the maximum exposure to loss of the Company's investments in unconsolidated joint ventures that are VIEs was limited to its investment in the unconsolidated VIEs, except with regard to a $47.7 million additional commitment to fund the joint ventures and a $9.8 million guaranty of ground lease payments.
Joint Venture Condensed Financial Information
The condensed balance sheets, as of the dates indicated, and the condensed statements of operations, for the periods indicated, for the Company’s unconsolidated entities in which it has an investment, aggregated by type of business, are included below (in thousands). The column titled "Rental Property Joint Ventures" includes the Rental Joint Ventures, the Trust and Trust II described above.
Condensed Balance Sheets:

	October 31, 2013
	Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Cash and cash equivalents	$30,826	$31,164	$35,014	$40,097	$137,101
Inventory	350,150	338,814	4,998		693,962
Non-performing loan portfolio				107,411	107,411
Rental properties			164,325		164,325
Rental properties under development			133,081		133,081
Real estate owned (“REO”)				202,259	202,259
Other assets (1)	12,700	70,180	18,526	155,921	257,327
Total assets	$393,676	$440,158	$355,944	$505,688	$1,695,466
Debt (1)	135,200	11,977	235,226	155,900	538,303
Other liabilities	21,015	19,636	9,461	379	50,491
Members’ equity	237,461	408,545	111,257	139,764	897,027
Noncontrolling interest				209,645	209,645
Total liabilities and equity	$393,676	$440,158	$355,944	$505,688	$1,695,466
Company’s net investment in unconsolidated entities (2)	$142,448	$166,271	$68,711	$25,703	$403,133

	October 31, 2012
	Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Cash and cash equivalents	$17,189	$24,964	$26,167	$44,176	$112,496
Inventory	255,561	251,030	5,643		512,234
Non-performing loan portfolio				226,315	226,315
Rental properties			173,767		173,767
Rental properties under development			43,695		43,695
Real estate owned (“REO”)				254,250	254,250
Other assets (1)	12,427	72,289	9,193	237,476	331,385
Total assets	$285,177	$348,283	$258,465	$762,217	$1,654,142
Debt (1)	$96,362	$11,755	$213,725	$311,801	$633,643
Other liabilities	14,390	9,438	5,534	561	29,923
Members’ equity	174,425	327,090	39,206	179,942	720,663
Noncontrolling interest				269,913	269,913
Total liabilities and equity	$285,177	$348,283	$258,465	$762,217	$1,654,142
Company’s net investment in unconsolidated entities (2)	$116,452	$135,688	$41,134	$37,343	$330,617

(1)
Included in other assets at October 31, 2013 and 2012 of the Structured Asset Joint Venture is $155.9 million and $237.5 million, respectively, of restricted cash held in a defeasance account which will be used to repay debt of the Structured Asset Joint Venture.

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

Condensed Statements of Operations:

	For the year ended October 31, 2013
	Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$43,937	$40,386	$38,727	$37,492	$160,542
Cost of revenues	20,142	36,208	16,704	30,496	103,550
Other expenses	1,146	2,554	20,875	3,399	27,974
Total expenses	21,288	38,762	37,579	33,895	131,524
Gain on disposition of loans and REO				68,323	68,323
Income from operations	22,649	1,624	1,148	71,920	97,341
Other income	11	571	86	329	997
Net income	22,660	2,195	1,234	72,249	98,338
Less: income attributable to noncontrolling interest				(43,349)	(43,349)
Net income attributable to controlling interest	22,660	2,195	1,234	28,900	54,989
Other comprehensive income			922		922
Total comprehensive income	$22,660	$2,195	$2,156	$28,900	$55,911
Company’s equity in earnings of unconsolidated entities (3)	$3,288	$1,471	$3,965	$5,668	$14,392

	For the year ended October 31, 2012
	Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$39,278	$89,947	$37,035	$31,686	$197,946
Cost of revenues	36,315	65,068	13,985	32,828	148,196
Other expenses	1,414	3,477	21,226	8,646	34,763
Total expenses	37,729	68,545	35,211	41,474	182,959
Gain on disposition of loans and REO				42,244	42,244
Income from operations	1,549	21,402	1,824	32,456	57,231
Other income	2,658	153	4	691	3,506
Net income	4,207	21,555	1,828	33,147	60,737
Less: income attributable to noncontrolling interest				(19,888)	(19,888)
Net income attributable to controlling interest	4,207	21,555	1,828	13,259	40,849
Other comprehensive income					—
Total comprehensive income	$4,207	$21,555	$1,828	$13,259	$40,849
Company’s equity in earnings of unconsolidated entities (3)	$3,995	$15,303	$1,602	$2,692	$23,592

	For the year ended October 31, 2011
	Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$4,624	$242,326	$37,728	$46,187	$330,865
Cost of revenues	3,996	191,922	15,365	30,477	241,760
Other expenses	1,527	6,988	20,774	10,624	39,913
Total expenses	5,523	198,910	36,139	41,101	281,673
Gain on disposition of loans and REO				61,406	61,406
Income from operations	(899)	43,416	1,589	66,492	110,598
Other income	9,498	68	1,537	252	11,355
Net income	8,599	43,484	3,126	66,744	121,953
Less: income attributable to noncontrolling interest				(40,048)	(40,048)
Net income attributable to controlling interest	8,599	43,484	3,126	26,696	81,905
Other comprehensive income					—
Total comprehensive income	$8,599	$43,484	$3,126	$26,696	$81,905
Company’s equity in earnings of unconsolidated entities (3)	$(25,272)	$14,895	$3,844	$5,339	$(1,194)

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
The Company’s investment in distressed loans consisted of the following at October 31, 2013 and 2012 (amounts in thousands):

	2013	2012
Unpaid principal balance	$63,381	$99,693
Discount on acquired loans	(27,007)	(62,524)
Carrying value	$36,374	$37,169
The Company's investment in distressed loans includes performing loans and non-performing loans and also includes investments in loan participations classified as secured borrowings under ASC 860, "Transfers and Servicing."
For acquired distressed loans where it is probable that the Company will collect less than the contractual amounts due under the terms of the loan based, at least in part, on the assessment of the credit quality of the borrowers, the loans are accounted for under ASC 310-30. Under ASC 310-30, provided the Company does not presently have the intention to utilize real estate secured by the loans for use in its operations or to significantly improve the collateral for resale, the amount by which the future cash flows expected to be collected at the acquisition date exceeds the estimated fair value of the loan, or accretable yield, is recognized in other income - net over the estimated remaining life of the loan using a level yield methodology. The difference between the contractually required payments of the loan as of the acquisition date and the total cash flows expected to be collected, or nonaccretable difference, is not recognized.
The Company may acquire distressed loans where it has determined that (1) it is possible to collect all contractual amounts due under the terms of the loan, (2) it expects to utilize the real estate secured by the loans in its operations, or (3) forecasted cash flows cannot be reasonably estimated. For non-performing loans acquired meeting any of these conditions, in accordance with ASC 310-10, "Receivable," ("ASC 310-10") the loans are classified as nonaccrual and interest income is not recognized. When a loan is classified as non-accrual, any subsequent cash receipt is accounted for using the cost recovery method. For performing loans, payments are applied to principal and interest in accordance with the terms of the loan when received. As of October 31, 2013, the Company had investments in performing and non-performing loans, accounted for in accordance with ASC 310-10, of $0.8 million and $21.4 million, respectively. At October 31, 2012, the Company had investments in non-performing loans, accounted for in accordance with ASC 310-10, of $9.2 million. The Company had no investments in performing loans at October 31, 2012.
For the year ended October 31, 2013, the Company, through Gibraltar purchased distressed loans for approximately $26.0 million. The purchases included performing and non-performing loans secured by retail shopping centers, residential land and golf courses located in seven states.
The following table summarizes, for the distressed loans acquired in fiscal 2012 that were accounted for in accordance with ASC 310-30, the accretable yield and the nonaccretable difference of the Company's investment in these loans as of their acquisition date (amounts in thousands).

2012
Contractually required payments, including interest	$58,234
Non-accretable difference	(8,235)
Cash flows expected to be collected	49,999
Accretable yield	(20,514)
Distressed loans carrying amount	$29,485
There were no distressed loans purchased during the year ended October 31, 2013 that met the requirements of ASC 310-30.

The accretable yield activity for the Company’s investment in distressed loans accounted for under ASC 310-30 for the years ended October 31, 2013 and 2012 was as follows (amounts in thousands):

	2013	2012
Balance, beginning of period	$17,196	$42,326
Loans acquired		20,514
Additions	1,654	5,539
Deletions	(7,728)	(40,227)
Accretion	(4,516)	(10,956)
Balance, end of period	$6,606	$17,196
Additions primarily represent the reclassification to accretable yield from nonaccretable yield and the impact of impairments. Deletions primarily represent loan dispositions, which include foreclosure of the underlying collateral and resulting removal of the loans from the accretable yield portfolios, and reclassifications from accretable yield to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income are based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continues to gather additional information regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in the years ended October 31, 2013 and 2012 is not necessarily indicative of future results.
Foreclosed Real Estate Owned

The following table presents the activity in REO at October 31, 2013, 2012 and 2011 (amounts in thousands):

	2013	2012	2011
Balance, beginning of period	$58,353	$5,939	$—
Additions	23,470	54,174	5,939
Sales	(7,842)	(1,353)
Impairments	(505)	(126)
Depreciation	(504)	(281)
Balance, end of period	$72,972	$58,353	$5,939
As of October 31, 2013, approximately $7.6 million and $65.3 million of REO was classified as held-for-sale and held-and-used, respectively. As of October 31, 2012, approximately $5.9 million and $52.4 million of REO was classified as held-for-sale and held-and-used, respectively. For the years ended October 31, 2013 and October 31, 2012, the Company recorded gains of $3.6 million and $0.6 million from acquisitions of REO through foreclosure, respectively.
General
The Company’s earnings from Gibraltar's operations, excluding its investment in the Structured Asset Joint Venture, are included in other income - net in its Condensed Consolidated Statements of Operations. In the years ended October 31, 2013 and 2012, the Company recognized $10.2 million and $4.5 million of earnings (excluding earnings from its investment in the Structured Asset Joint Venture), respectively, from Gibraltar's operations.
6. Credit Facility, Loans Payable, Senior Notes and Mortgage Company Warehouse Loan
Credit Facility
On August 1, 2013, the Company entered into a $1.04 billion ("Aggregate Credit Commitment") unsecured, five-year credit facility ("Credit Facility") with 15 banks which extends to August 1, 2018. Up to 75% of the Aggregate Credit Commitment is available for letters of credit. The Credit Facility has an accordion feature under which the Company may, subject to certain conditions set forth in the agreement, increase the Credit Facility up to a maximum aggregate amount of $2.0 billion. The Company may select interest rates for the Credit Facility equal to (i) LIBOR plus an applicable margin or (ii) the lenders' base rate plus an applicable margin, which in each case is based on the Company's credit rating and leverage ratio. The Company is obligated to pay an undrawn commitment fee which is based on the average daily unused amount of the Aggregate Credit Commitment and the Company's credit ratings and leverage ratio. Any proceeds from borrowings under the Credit Facility may be used for general corporate purposes.

Under the terms of the Credit Facility, the Company is not permitted to allow its maximum leverage ratio (as defined in the Credit Agreement) to exceed 1.75 to 1.00 and is required to maintain a minimum tangible net worth (as defined in the Credit Facility) of no less than approximately $2.28 billion. Under the terms of the Credit Agreement, at October 31, 2013, the Company’s leverage ratio was approximately 0.49 to 1.00 and its tangible net worth was approximately $3.28 billion. Based upon the minimum tangible net worth requirement at October 31, 2013, the Company’s ability to pay dividends would have been limited to an aggregate amount of approximately $1.0 billion or the repurchase of our common stock of approximately $1.49 billion.
The Credit Facility replaced the Company's revolving credit facility entered into as of October 22, 2010 (the "2010 Facility"). Upon entering into the Credit Facility, the Company voluntarily terminated the 2010 Facility on August 1, 2013. No early termination penalties were incurred by the Company as a result of the termination of the 2010 Facility. At October 31, 2013, the Company had no outstanding borrowings under the Credit Facility but had outstanding letters of credit of approximately $76.6 million.
Loans Payable
The Company’s loans payable represent purchase money mortgages on properties the Company has acquired that the seller has financed and various revenue bonds that were issued by government entities on behalf of the Company to finance community infrastructure and the Company’s manufacturing facilities. Information regarding the Company’s loans payable at October 31, 2013 and 2012 is included in the table below ($ amounts in thousands).

	2013	2012
Aggregate loans payable at October 31	$107,222	$99,817
Weighted-average interest rate	4.53%	3.64%
Interest rate range	0.14% - 7.87%	0.26% - 7.87%
Loans secured by assets
Carrying value of loans secured by assets	$106,358	$98,952
Carrying value of assets securing loans	$372,833	$311,104

The contractual maturities of loans payable as of October 31, 2013 ranged from less than 1 month to 22 years.
Senior Notes
At October 31, 2013 and 2012, the Company’s senior notes consisted of the following (amounts in thousands):

	2013	2012
6.875% Senior Notes due November 15, 2012		$59,068
5.95% Senior Notes due September 15, 2013		104,785
4.95% Senior Notes due March 15, 2014	$267,960	267,960
5.15% Senior Notes due May 15, 2015	300,000	300,000
8.91% Senior Notes due October 15, 2017	400,000	400,000
6.75% Senior Notes due November 1, 2019	250,000	250,000
5.875% Senior Notes due February 15, 2022	419,876	419,876
0.5% Exchangeable Senior Notes due September 15, 2032	287,500	287,500
4.375% Senior Notes due April 15, 2023	400,000
Bond discount	(3,894)	(8,726)
	$2,321,442	$2,080,463
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
In September 2013, the Company repaid the outstanding $104.8 million of its 5.95% Senior Notes due September 15, 2013.
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
In November 2012, the Company repaid the $59.1 million of outstanding 6.875% Senior Notes due November 15, 2012.
In September 2012, the Company, through Toll Brothers Finance Corp., issued $287.5 million principal amount of 0.5% Senior Notes. The Company received $282.5 million of net proceeds from the issuance of the 0.5% Senior Notes. The 0.5% Senior Notes are exchangeable into shares of the Company's common stock at an exchange rate of 20.3749 shares per $1,000 principal amount of notes, corresponding to an initial exchange price of approximately $49.08 per share of the Company's common stock. If all of the 0.5% Senior Notes are exchanged, the Company would issue approximately 5.9 million shares of its common stock. Shares issuable upon conversion of the 0.5% Senior Notes are included in the calculation of diluted earnings per share. See Note 11, "Income Per Share Information" for more information regarding the number of shares included in the calculation of diluted earnings per share. Holders of the 0.5% Senior Notes will have the right to require Toll Brothers Finance Corp. to repurchase their notes for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on each of December 15, 2017, September 15, 2022 and September 15, 2027. Toll Brothers Finance Corp. will have the right to redeem the 0.5% Senior Notes on or after September 15, 2017 for cash equal to 100% of their principal amount, plus accrued but unpaid interest.
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
In November 2013, the Company issued $600 million of senior notes. See Note 1 - "Significant Accounting Policies - Subsequent Events" for more information.
Mortgage Company Loan Facility
TBI Mortgage Company (“TBI Mortgage”), the Company’s wholly-owned mortgage subsidiary, has a Master Repurchase Agreement (the “Repurchase Agreement”) with Comerica Bank. The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by TBI Mortgage and it is accounted for as a secured borrowing under ASC 860. The Repurchase Agreement, as amended, provides for loan purchases up to $50 million, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $75 million for a short period of time. The Repurchase Agreement, as amended, expires on July 22, 2014 and bears interest at LIBOR plus 2.00%, with a minimum rate of 3.00%. Borrowings under this facility are included in the fiscal 2013 maturities.
At October 31, 2013 and 2012, there were $75.0 million and $72.7 million, respectively, outstanding under the Repurchase Agreement, which are included in liabilities in the accompanying Consolidated Balance Sheets. At October 31, 2013 and 2012, amounts outstanding under the Repurchase Agreement were collateralized by $113.5 million and $86.4 million, respectively, of mortgage loans held for sale, which are included in assets in the Company’s Consolidated Balance Sheets. As of October 31, 2013, there were no aggregate outstanding purchase price limitations reducing the amount available to TBI Mortgage. There are several restrictions on purchased loans under the Repurchase Agreement, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent and they cannot support any other borrowing or repurchase agreement.
General
As of October 31, 2013, the annual aggregate maturities of the Company’s loans and notes during each of the next five fiscal years are as follows (amounts in thousands):

Amount
2014	373,049
2015	317,365
2016	9,332
2017	404,415
2018	1,989
7. Accrued Expenses
Accrued expenses at October 31, 2013 and 2012 consisted of the following (amounts in thousands):

	2013	2012
Land, land development and construction	$152,674	$124,731
Compensation and employee benefit	111,561	111,093
Insurance and litigation	89,104	101,908
Warranty	43,819	41,706
Interest	25,675	28,204
Commitments to unconsolidated entities	3,804	2,135
Other	96,350	66,573
	$522,987	$476,350
The Company accrues for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Warranty costs are accrued based upon historical experience. The table below provides a reconciliation of the changes in the Company's warranty accrual during fiscal 2013, 2012 and 2011 as follows (amounts in thousands):

	2013	2012	2011
Balance, beginning of year	$41,706	$42,474	$45,835
Additions - homes closed during the year	14,652	10,560	8,809
Addition - liabilities acquired		731
(Decrease) increase in accruals for homes closed in prior years	(184)	479	(828)
Charges incurred	(12,355)	(12,538)	(11,342)
Balance, end of year	$43,819	$41,706	$42,474

8. Income Taxes
The following table provides a reconciliation of the Company’s effective tax rate from the federal statutory tax rate for the fiscal years ended October 31, 2013, 2012 and 2011 ($ amounts in thousands).

	2013		2012		2011
	$	%*	$	%*	$	%*
Federal tax provision (benefit) at statutory rate	93,694	35.0	39,530	35.0	(10,278)	35.0
State tax provision (benefit), net of federal benefit	11,363	4.2	4,711	4.2	(954)	3.2
Reversal of accrual for uncertain tax positions	(5,580)	(2.1)	(34,167)	(30.3)	(52,306)	178.1
Accrued interest on anticipated tax assessments	3,704	1.4	5,000	4.4	3,055	(10.4)
Increase in unrecognized tax benefits		—	5,489	4.9		—
Increase in deferred tax assets, net	(4,914)	(1.8)		—	(25,948)	88.4
Valuation allowance — recognized	3,232	1.2		—	43,876	(149.4)
Valuation allowance — reversed	(4,569)	(1.7)	(394,718)	(349.5)	(25,689)	87.5
Other	161	0.1	(49)	—	(917)	3.1
Income tax provision (benefit)*	97,091	36.3	(374,204)	(331.3)	(69,161)	235.5

*	Due to rounding, amounts may not add.
The Company currently operates in 19 states and is subject to various state tax jurisdictions. The Company estimates its state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction and the Company’s ability to utilize certain tax-saving strategies. Based on the Company's estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on the Company’s tax strategies, the Company estimated its rate for state income taxes at 6.5%, 6.5% and 5.0% in fiscal 2013, 2012 and 2011.
The following table provides information regarding the provision (benefit) for income taxes for each of the fiscal years ended October 31, 2013, 2012 and 2011 (amounts in thousands).

	2013	2012	2011
Federal	$93,451	$(329,277)	$(21,517)
State	3,640	(44,927)	(47,644)
	$97,091	$(374,204)	$(69,161)

Current	$23,209	$(21,296)	$(43,212)
Deferred	73,882	(352,908)	(25,949)
	$97,091	$(374,204)	$(69,161)
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

The following table provides a reconciliation of the change in the unrecognized tax benefits for the years ended October 31, 2013, 2012 and 2011 (amounts in thousands).

	2013	2012	2011
Balance, beginning of year	$80,991	$104,669	$160,446
Increase in benefit as a result of tax positions taken in prior years	5,699	5,000	8,168
Increase in benefit as a result of tax positions taken in current year		5,489
Decrease in benefit as a result of settlements			(17,954)
Decrease in benefit as a result of completion of audits		(1,782)	(33,370)
Decrease in benefit as a result of lapse of statute of limitation	(8,585)	(32,385)	(12,621)
Balance, end of year	$78,105	$80,991	$104,669
The statute of limitation has expired on the Company's federal tax returns for fiscal years through 2009.
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
The Company recognizes in its tax provision (benefit), potential interest and penalties. The following table provides information as to the amounts recognized in its tax provision (benefit), before reduction for applicable taxes and reversal of previously accrued interest and penalties, of potential interest and penalties in the twelve-month periods ended October 31, 2013, 2012 and 2011, and the amounts accrued for potential interest and penalties at October 31, 2013 and 2012 (amounts in thousands).

Expense recognized in statements of operations
Fiscal year
2013	$5,699
2012	$5,000
2011	$4,700

Accrued at:
October 31, 2013	$28,362
October 31, 2012	$24,906
The amounts accrued for interest and penalties are included in “Income taxes payable” on the Company’s consolidated balance sheets.

The components of net deferred tax assets and liabilities at October 31, 2013 and 2012 are set forth below (amounts in thousands).

	2013	2012
Deferred tax assets:
Accrued expenses	$53,992	$56,598
Impairment charges	262,346	319,818
Inventory valuation differences	28,448	30,424
Stock-based compensation expense	48,014	44,336
Amounts related to unrecognized tax benefits	35,603	36,934
State tax, net operating loss carryforward	55,763	50,006
Federal tax net operating loss carryforward		25,170
Other	20,369	21,345
Total assets	504,535	584,631
Deferred tax liabilities:
Capitalized interest	100,514	102,713
Deferred income	7,388	7,784
Expenses taken for tax purposes not for book	29,257	36,811
Depreciation	4,548	3,994
Deferred marketing	21,089	18,229
Total liabilities	162,796	169,531
Net deferred tax assets before valuation allowances	341,739	415,100
Cumulative valuation allowance - state	(55,707)	(57,044)
Net deferred tax assets	$286,032	$358,056

As of October 31, 2012, the Company reclassed $1.1 million of deferred tax assets from accrued expenses to inventory valuation differences and $1.2 million of deferred tax liabilities from other to deferred income. These amounts were reclassified to conform to the fiscal 2013 presentation.

Since the beginning of fiscal 2007, the Company recorded significant deferred tax assets as a result of the recognition of inventory impairments and impairments of investments in and advances to unconsolidated entities. In accordance with GAAP, the Company assessed whether a valuation allowance should be established based on its determination of whether it is “more likely than not” that some portion or all of the deferred tax assets would not be realized. In fiscal 2009, the Company recorded valuation allowances against its deferred tax assets due to its belief that the continued downturn in the housing market, the uncertainty as to its length and magnitude, the Company's continued recognition of impairment charges, and its operating losses were significant negative evidence of the need for a valuation allowance against its net deferred tax assets.

At October 31, 2012, the Company considered the need for a valuation allowance against its deferred tax assets considering all available and objectively verifiable positive and negative evidence. That evidence principally consisted of (i) an indication that the events and conditions that gave rise to significant losses in prior years were unlikely to recur in the foreseeable future, (ii) a return to profitability in fiscal 2012 together with expectations of continuing profitability in fiscal 2013, supported by existing backlog, and beyond, and (iii) the term of the statutory operating loss carry-forward periods provide evidence that it is more likely than not that these deferred tax assets will be realized. At October 31, 2012, the Company determined that the valuation allowance on its federal deferred tax assets and certain state valuation allowances were no longer needed. Accordingly, in fiscal 2012, the Company reversed a valuation allowance in the amount of $394.7 million; this has been reported as a component of income tax provision (benefit) in the accompanying Consolidated Statements of Operations. During fiscal 2013, the Company continued to re-evaluate the need for its remaining state valuation allowance and updated its fiscal 2012 analysis. Based upon the Company's better than forecasted operating results in fiscal 2013, its significantly higher backlog at October 31, 2013 and improved forecast of results of operations in fiscal 2014, it reversed an additional $4.6 million of state deferred tax asset valuation allowance in fiscal 2013. The Company will continue to review its deferred tax assets in accordance with ASC 740. The remaining valuation allowance at October 31, 2013 of $55.7 million relates to deferred tax assets in states that had not met the “more-likely-than-not” realization threshold criteria.

At October 31, 2013, the Company expects to utilize all prior year federal tax loss carryforwards resulting from losses incurred for federal income tax purposes during fiscal years 2011 and 2012 on its fiscal 2013 federal income tax return.

We file tax returns in the various states in which we do business. Each state has its own statutes regarding the use of tax loss carryforwards. Some of the states in which we do business do not allow for the carryforward of losses while others allow for carryforwards for 5 years to 20 years.
9. Stockholders’ Equity
The Company’s authorized capital stock consists of 400 million shares of common stock, $.01 par value per share and 15 million shares of preferred stock, $.01 par value per share. At October 31, 2013, the Company had 169.4 million shares of common stock issued and outstanding, 11.0 million shares of common stock reserved for outstanding stock options and restricted stock units, 4.4 million shares of common stock reserved for future stock option and award issuances, 5.9 million shares of common stock reserved for the conversion of its 0.5% senior notes and 0.6 million shares of common stock reserved for issuance under the Company’s employee stock purchase plan. As of October 31, 2013, the Company had issued no shares of preferred stock.
In November 2013, the Company issued 7.2 million shares of its common stock in a public offering. See Note 1 - "Significant Accounting Policies - Subsequent Events" for more information.
Issuance of Restricted Common Stock
In fiscal 2012 and 2011, the Company issued 1,350 and 1,250 shares of restricted common stock, respectively, pursuant to its stock incentive plans to certain outside directors. The Company is amortizing the fair market value of the awards on the date of grant over the period of time that each award vests. At October 31, 2013, 675 shares of the restricted stock awards were unvested.
Stock Repurchase Program
In March 2003, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various benefit plans.
The following table provides information about the Company’s share repurchase program for the fiscal years ended October 31, 2013, 2012 and 2011.

	2013	2012	2011
Number of shares purchased (in thousands)	498	20	3,068
Average price per share	$30.90	$25.62	$16.00
Remaining authorization at October 31 (in thousands)	8,268	8,766	8,786
Stockholder Rights Plan and Transfer Restriction
In June 2007, the Company adopted a shareholder rights plan (“2007 Rights Plan”). The rights issued pursuant to the 2007 Rights Plan will become exercisable upon the earlier of (i) ten days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of the Company’s common stock or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of the outstanding shares of common stock. No rights were exercisable at October 31, 2013.
On March 17, 2010, the Board of Directors of the Company adopted a Certificate of Amendment to the Second Restated Certificate of Incorporation of the Company (the “Certificate of Amendment”). The Certificate of Amendment includes an amendment approved by the Company’s stockholders at the 2010 Annual Meeting of Stockholders that restricts certain transfers of the Company’s common stock in order to preserve the tax treatment of the Company’s net operating and unrealized tax losses. The Certificate of Amendment’s transfer restrictions generally restrict any direct or indirect transfer of the Company’s common stock if the effect would be to increase the direct or indirect ownership of any Person (as defined in the Certificate of Amendment) from less than 4.95% to 4.95% or more of the Company’s common stock or increase the ownership percentage of a person owning or deemed to own 4.95% or more of the Company’s common stock. Any direct or indirect transfer attempted in violation of this restriction would be void as of the date of the prohibited transfer as to the purported transferee.

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
The Company grants stock options, restricted stock and various types of restricted stock units to its employees and its non-employee directors under its stock incentive plans. Beginning in fiscal 2012, the Company changed the mix of stock-based compensation to its employees by reducing the number of stock options it grants and, in their place, issued non-performance- based restricted stock units as a form of compensation. At October 31, 2013, 2012 and 2011, the Company had 4,397,000, 5,489,000 and 6,712,000 shares, respectively, available for grant under its stock incentive plans.
The Company has one additional stock incentive plan for employees, officers and directors that is inactive except for outstanding stock option awards at October 31, 2013. No additional options may be granted under this plan. Stock options granted under this plan were made with a term of up to ten years at a price not less than the market price of the stock at the date of grant and generally vested over a four-year period for employees and a two-year period for non-employee directors.
The following table provides information regarding the amount of total stock-based compensation expense recognized by the Company for fiscal 2013, 2012 and 2011 (amounts in thousands):

	2013	2012	2011
Total stock-based compensation expense recognized	$19,041	$15,575	$12,548
Income tax benefit recognized	$7,378	$5,711	$4,793
At October 31, 2013, 2012 and 2011, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $19.9 million, $14.2 million and $12.7 million, respectively.
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
The following table summarizes the weighted-average assumptions and fair value used for stock option grants in each of the fiscal years ended October 31, 2013, 2012 and 2011.

	2013	2012	2011
Expected volatility	44.04% - 48.13%	44.20% - 50.24%	45.38% - 49.46%
Weighted-average volatility	46.70%	46.99%	47.73%
Risk-free interest rate	0.64% - 1.56%	0.78% - 1.77%	1.64% - 3.09%
Expected life (years)	4.48 - 8.88	4.59 - 9.06	4.29 - 8.75
Dividends	none	none	none
Weighted-average fair value per share of options granted	$13.05	$8.70	$7.94

The fair value of stock option grants is recognized evenly over the vesting period of the options or over the period between the grant date and the time the option becomes non-forfeitable by the employee, whichever is shorter. Information regarding the stock compensation expense, related to stock options, for fiscal 2013, 2012 and 2011 was as follows (amounts in thousands):

	2013	2012	2011
Stock compensation expense recognized - options	$7,703	$7,411	$8,626
At October 31, 2013, total compensation cost related to non-vested stock option awards not yet recognized was approximately $9.8 million and the weighted-average period over which the Company expects to recognize such compensation costs and tax benefit is approximately 2.6 years.
The following table summarizes stock option activity for the Company’s plans during each of the fiscal years ended October 31, 2013, 2012 and 2011 (amounts in thousands, except per share amounts):

	2013		2012		2011
	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price
Balance, beginning	10,669	$23.23	12,868	$20.94	14,339	$19.36
Granted	768	32.22	777	20.50	1,103	19.32
Exercised	(1,454)	19.21	(2,941)	12.52	(2,467)	11.07
Canceled	(59)	25.09	(35)	20.67	(107)	20.12
Balance, ending	9,924	$24.51	10,669	$23.23	12,868	$20.94
Options exercisable, at October 31,	7,996	$24.49	8,540	$24.09	10,365	$21.24
The weighted average remaining contractual life (in years) for options outstanding and exercisable at October 31, 2013 was 4.3 and 3.4, respectively.
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
The following table provides information pertaining to the intrinsic value of options outstanding and exercisable at October 31, 2013, 2012 and 2011 (amounts in thousands):

	2013	2012	2011
Intrinsic value of options outstanding	$84,938	$106,084	$16,839
Intrinsic value of options exercisable	$68,920	$77,936	$16,839
Information pertaining to the intrinsic value of options exercised and the fair value of options that became vested or modified in each of the fiscal years ended October 31, 2013, 2012 and 2011 is provided below (amounts in thousands):

	2013	2012	2011
Intrinsic value of options exercised	$19,632	$39,730	$23,573
Fair value of options vested	$8,334	$10,079	$11,027
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

The following table provides information regarding the use of the net exercise method for fiscal 2013, 2012 and 2011.

	2013	2012	2011
Options exercised	531,000	303,412	194,000
Shares withheld	405,838	151,889	98,918
Shares issued	125,162	151,523	95,082
Average market value per share withheld	$32.22	$22.68	$18.94
Aggregate market value of shares withheld (in thousands)	$13,076	$3,445	$1,873
In addition, pursuant to the provisions of the Company’s stock incentive plans, optionees are permitted to use the value of the Company’s common stock that they own to pay for the exercise of options (“stock swap method”).
The following table provides information regarding the use of the stock swap method for fiscal 2013, 2012 and 2011.

	2013	2012	2011
Options exercised	6,534	19,686	28,900
Shares tendered	4,034	8,224	14,807
Shares issued	2,500	11,462	14,093
Average market value per share withheld	$32.61	$25.52	$20.53
Aggregate market value of shares tendered (in thousands)	$132	$210	$304
Performance Based Restricted Stock Units:
In fiscal 2013 and 2012, the Executive Compensation Committee approved awards of performance-based restricted stock units (“Performance-Based RSUs”) relating to shares of the Company’s common stock to certain of its senior management. The use of Performance-Based RSUs replaced the use of stock price-based restricted stock units awarded in prior years. The Performance-Based RSUs are based on the attainment of certain performance metrics of the Company in year of grant. The number of shares underlying the Performance-Based RSUs that will be issued to the recipients may range from 90% to 110% of the base award depending on actual performance metrics as compared to the target performance metrics. The Performance-Based RSUs vest over a four-year period provided the recipients continue to be employed by the Company or serve on the Board of Directors of the Company (as applicable) as specified in the award document.
The value of the Performance-Based RSUs was determined to be equal to the estimated number of shares of the Company’s common stock to be issued multiplied by the closing price of the Company’s common stock on the New York Stock Exchange ("NYSE") on the date the Performance-Based RSU awards were approved by the Executive Compensation Committee. The Company evaluates the performance-based metrics quarterly and estimates the number of shares underlying the RSUs that are probable of being issued. The following table provides information regarding the issuance, valuation assumptions and amortization of the Company’s Performance-Based RSUs issued in fiscal 2013 and 2012.

	2013	2012
Number of shares underlying Performance-Based RSUs to be issued	302,511	370,176
Closing price of the Company’s common stock on date performance goals were approved	$37.78	$20.50
Estimated aggregate fair value of Performance-Based RSUs issued (in thousands)	$11,429	$7,589
Aggregate number of Performance-Based RSUs outstanding at October 31	672,687	370,176
Performance-Based RSU expense recognized (in thousands)	$6,946	$3,952
Unamortized value of Performance-Based RSUs at October 31 (in thousands)	$8,120	$3,636
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
In fiscal 2012, the Target Price of the Stock Price-Based RSUs issued in December 2010, 2009 and 2008 were met. The Stock Price-Based RSUs issued in December 2008 were paid in fiscal 2012. The recipient of this RSU elected to use a portion of the shares underlying the RSUs to pay the required income withholding taxes on the payout. The gross value of the RSU payout was $5.9 million (200,000 shares), the income tax withholding was $2.4 million (81,200 shares) and the net value of the shares delivered was $3.5 million (118,800 shares).
The Stock Price-Based RSUs issued in December 2009 were paid in fiscal 2013. The recipient of these RSUs elected to use a portion of the shares underlying the RSUs to pay the required income withholding taxes on the payout. The gross value of the payout was $6.5 million (200,000 shares), the income tax withholding was $2.6 million (81,201 shares) and the net value of the shares delivered was $3.8 million (118,799 shares).

In December 2010, the Executive Compensation Committee approved the award of a Stock Price-Based RSUs relating to 306,000 shares of the Company’s common stock to certain senior management of the Company; the closing price of the Company’s common stock on the NYSE on the date of the award was $19.32 and the Target Price was $25.12. Using a lattice based option pricing model and assuming an expected volatility of 48.22%, a risk-free interest rate of 1.99%, and an expected life of 3.0 years, the Company determined the aggregate value of the Stock Price-Based RSUs to be $5.0 million. At October 31, 2013, 306,000 Stock Price-Based RSUs were outstanding and the unamortized value of these RSUs was $0.2 million. In fiscal 2013, the Company recognized $1.8 million of expense related to Stock Price-Based RSUs. The Company expects to distribute these Stock Price-Based RSUs in December 2013.
Non-performance Based Restricted Stock Units:
In December 2013, 2012 and 2011, the Company issued restricted stock units (“RSUs”) to various officers, employees and directors. These RSUs generally vest in annual installments over a two- to four-year period. The value of the RSUs was determined to be equal to the number of shares of the Company’s common stock to be issued pursuant to the RSUs, multiplied by the closing price of the Company’s common stock on the NYSE on the date the RSUs were awarded. The following table provides information regarding these RSUs for fiscal 2013, 2012 and 2011.

	2013	2012	2011
Non-performance-Based RSUs issued:
Number issued	94,080	107,820	15,497
Closing price of the Company’s common stock on date of issuance	$32.22	$20.50	$19.32
Aggregate fair value of RSUs issued (in thousands)	$3,031	$2,210	$299
Non-performance-Based RSU expense recognized (in thousands):	$2,490	$156	$144

	2013	2012	2011
At October 31:
Aggregate Non-performance-Based RSUs outstanding	225,252	137,764	30,994
Cumulative unamortized value of Non-performance-Based RSUs (in thousands)	$1,706	$1,326	$379
Restricted Stock Units in Lieu of Compensation
In December 2008, the Company issued restricted stock units (“RSUs in Lieu”) relating to 62,051 shares of the Company’s common stock to a number of employees in lieu of a portion of the employees’ bonuses and in lieu of a portion of one employee’s 2009 salary. These RSUs in Lieu vested in annual installments over a four-year period. Because the RSUs in Lieu are non-forfeitable, the value of the RSUs in Lieu was determined to be equal to the number of shares of the Company’s common stock to be issued pursuant to the RSUs in Lieu multiplied by $21.70, the closing price of the Company’s common stock on the NYSE on December 19, 2008, the date the RSUs in Lieu were awarded. The amount applicable to employee bonuses was charged to the Company’s accrual for bonuses that it made in fiscal 2008 and the amount applicable to salary deferral ($130,000) was charged to selling, general and administrative expense in the three-month period ended January 31, 2009. The Company’s stock incentive plan permits the Company to withhold from the total number of shares that otherwise would be issued to a RSUs in Lieu recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the RSUs in Lieu participant.

The following table provides information relating to the distribution of shares and the withholding of taxes on the RSUs in Lieu for fiscal 2013, 2012 and 2011.

	2013	2012	2011
Shares withheld	8,509	356	741
Shares issued	29,460	7,982	8,975
Value of shares withheld (in thousands)	$308	$10	$15
At October 31, 2013, 2012 and 2011, 0, 38,000 and 46,000 RSUs in Lieu, respectively, were outstanding.
Employee Stock Purchase Plan
The Company’s employee stock purchase plan enables substantially all employees to purchase the Company’s common stock at 95% of the market price of the stock on specified offering dates without restriction or at 85% of the market price of the stock on specified offering dates subject to restrictions. The plan, which terminates in December 2017, provides that 1.2 million shares be reserved for purchase. At October 31, 2013, 574,000 shares were available for issuance.
The following table provides information regarding the Company’s employee stock purchase plan for fiscal 2013, 2012 and 2011.

	2013	2012	2011
Shares issued	20,362	18,456	23,079
Average price per share	$28.71	$22.58	$15.59
Compensation expense recognized (in thousands)	$77	$63	$54

11. Income Per Share Information
Information pertaining to the calculation of income per share for each of the fiscal years ended October 31, 2013, 2012 and 2011 is as follows (amounts in thousands):

	2013	2012	2011
Numerator:
Net income as reported	$170,606	$487,146	$39,795
Plus: Interest and costs attributable to 0.5% Exchangeable Senior Notes, net of income tax benefit	1,604	78
Numerator for diluted earnings per share	$172,210	$487,224	$39,795

Denominator:
Basic weighted-average shares	$169,288	167,346	167,140
Common stock equivalents (a)	2,817	1,996	1,241
Shares attributable to 0.5% Exchangeable Senior Notes	5,858	812
Diluted weighted-average shares	177,963	170,154	168,381
Other information:
Weighted-average number of anti-dilutive options and restricted stock units (b)	1,509	3,646	7,936
Shares issued under stock incentive and employee stock purchase plans	1,213	2,927	2,390

(a)
Common stock equivalents represent the dilutive effect of outstanding in-the-money stock options using the treasury stock method, Stock Price-Based RSUs whose Target Price criteria have been met but are unpaid and shares expected to be issued under Performance-Based Restricted Stock Units.

(b)	Based upon the average of the average quarterly closing prices of the Company’s common stock on the NYSE for the year.

12. Fair Value Disclosures
Financial Instruments
A summary of assets and (liabilities) at October 31, 2013 and 2012 related to the Company’s financial instruments, measured at fair value on a recurring basis, is set forth below (amounts in thousands).

		Fair value
Financial Instrument	Fair value hierarchy	October 31, 2013	October 31, 2012
Corporate Securities	Level 2	$52,508	$260,772
Certificates of Deposit	Level 2		$148,112
Short-Term Tax-Exempt Bond Fund	Level 1		$30,184
Residential Mortgage Loans Held for Sale	Level 2	$113,517	$86,386
Forward Loan Commitments - Residential Mortgage Loans Held for Sale	Level 2	$(496)	$(102)
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(181)	$(202)
Forward Loan Commitments—IRLCs	Level 2	$181	$202
At October 31, 2013 and 2012, the carrying value of cash and cash equivalents and restricted cash approximated fair value.
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

	Aggregate unpaid principal balance	Fair value	Excess
At October 31, 2013	$111,896	$113,517	$1,621
At October 31, 2012	$84,986	$86,386	$1,400
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
Marketable Securities
As of October 31, 2013 and 2012, the amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of marketable securities were as follows (amounts in thousands):

	October 31, 2013	October 31, 2012
Amortized cost	$52,502	$438,755
Gross unrealized holding gains	71	451
Gross unrealized holding losses	(65)	(138)
Fair value	$52,508	$439,068
The estimated fair values of corporate securities and certificates of deposit are based on quoted prices provided by brokers. The remaining contractual maturities of marketable securities as of October 31, 2013 ranged from 3 months to 25 months.
Inventory
The Company recognizes inventory impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory was determined using Level 3 criteria. See Note 1, “Significant Accounting Policies - Inventory” for additional information regarding the Company’s methodology on determining fair value. As further discussed in Note 1, determining the fair value of a community's inventory involves a number of variables, many of which are interrelated. If the Company used a different input for any of the various unobservable inputs used in its impairment analysis, the results of the analysis may have been different, absent any other changes. The table below summarizes, for the periods indicated, the ranges of certain quantitative unobservable inputs utilized in determining the fair value of impaired communities.

	Selling price per unit (in thousands)	Sales pace per year (in units)	Discount rate
Three months ended October 31, 2013	$315 - $362	2 - 7	15.0%
Three months ended July 31, 2013	$475 - $500	2	15.0%
Three months ended April 30, 2013	—	—	—%
Three months ended January 31, 2013	$303 - $307	15	15.3%
Three months ended October 31, 2012	$501 - $536	11	18.3%
Three months ended July 31, 2012	$175 - $571	4 - 12	14.0% - 17.5%
Three months ended April 30, 2012	$413 - $472	6 - 17	17.5%
Three months ended January 31, 2012	$344 - $2,287	1 - 25	13.0% - 18.8%
The table below provides, for the periods indicated, the fair value of operating communities whose carrying value was adjusted and the amount of impairment charges recognized on operating communities ($ amounts in thousands).

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges recognized
Fiscal 2013:
January 31	60	2	$5,377	$700
April 30	79	1	$749	340
July 31	76	1	$191	100
October 31	63	2	$6,798	2,200
				$3,340
Fiscal 2012:
January 31	113	8	$49,758	$6,425
April 30	115	2	$22,962	2,560
July 31	115	4	$6,609	2,685
October 31	108	3	$9,319	1,400
				$13,070
Fiscal 2011:
January 31	143	6	$56,105	$5,475
April 30	142	9	$40,765	10,725
July 31	129	2	$867	175
October 31	114	3	$3,367	710
				$17,085

Investments in Distressed Loans and REO

Gibraltar’s distressed loans were recorded at estimated fair value at inception based on the acquisition price as determined by Level 3 inputs and was based on the estimated discounted future cash flows to be generated by the loans discounted at the rates used to value the portfolios at the acquisition dates. The table below provides, as of the dates indicated, the carrying amount and estimated fair value of distressed loans (amounts in thousands).

	October 31, 2013	October 31, 2012
Carrying amount	$36,374	$37,169
Estimated fair value	$45,355	$38,109
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
Acquisition of CamWest
The purchase price allocation performed in connection with our acquisition of CamWest was primarily based on Level 3 inputs. The assets acquired were primarily inventory. The valuation techniques used to value this inventory were similar to the criteria used in valuing inventory as described in Note 1, "Significant Accounting Policies - Inventory".
Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of the Company’s debt at October 31, 2013 and 2012 (amounts in thousands).

		October 31, 2013		October 31, 2012
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (a)	Level 2	$107,222	$106,988	$99,817	$99,093
Senior notes (b)	Level 1	2,325,336	2,458,737	2,089,189	2,340,189
Mortgage company warehouse loan (c)	Level 2	75,000	75,000	72,664	72,664
		$2,507,558	$2,640,725	$2,261,670	$2,511,946

(a)
The estimated fair value of loans payable was based upon interest rates that the Company believed were available to it for loans with similar terms and remaining maturities as of the applicable valuation date.

(b)	The estimated fair value of the Company’s senior notes is based upon their indicated market prices.

(c)	The Company believes that the carrying value of its mortgage company loan borrowings approximates their fair value.
13. Employee Retirement and Deferred Compensation Plans
Salary Deferral Savings Plans
The Company maintains salary deferral savings plans covering substantially all employees. During the first quarter of fiscal 2009, due to the continued downturn in the Company’s business, the Company suspended its matching contributions and discretionary contributions to one of the plans. In fiscal 2011, the Company elected to make a discretionary contribution of 1% of eligible compensation for the plan year ended December 31, 2010. The Company made a 1% discretionary contribution for the plan year ended December 31, 2011, made a contribution of 2% of eligible compensation for the plan year ended December 31, 2012, and intends to make a 2% contribution for the plan year ending December 31, 2013. Beginning in the third quarter of fiscal 2011, the Company resumed a matching contribution of up to 1% of eligible compensation for employees electing to contribute via salary deferrals and increased the matching contribution to 2% in January 2012. The Company recognized an expense, net of plan forfeitures, with respect to the plans of $6.4 million, $5.0 million and $2.7 million for the fiscal years ended October 31, 2013, 2012 and 2011, respectively.

Deferred Compensation Plan
The Company has an unfunded, non-qualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation, together with certain Company contributions, earns various rates of return depending upon when the compensation was deferred and the length of time that it has been deferred. A portion of the deferred compensation and interest earned may be forfeited by a participant if he or she elects to withdraw the compensation prior to the end of the deferral period. At October 31, 2013 and 2012, the Company had accrued $20.4 million and $20.7 million, respectively, for its obligations under the plan.
Defined Benefit Retirement Plans
The Company has two unfunded defined benefit retirement plans. Retirement benefits generally vest when the participant has completed 15 or 20 years of service with the Company and reaches normal retirement age (age 62). Unrecognized prior service costs are being amortized over the period from the date participants enter the plans until their interests are fully vested. The Company used a 4.01%, 3.07% and 4.06% discount rate in its calculation of the present value of its projected benefit obligations at October 31, 2013, 2012 and 2011, respectively. The rates represent the approximate long-term investment rate at October 31 of the fiscal year for which the present value was calculated. Information related to the plans is based on actuarial information calculated as of October 31, 2013, 2012 and 2011.

Information related to the Company’s retirement plans for each of the fiscal years ended October 31, 2013, 2012 and 2011 is as follows (amounts in thousands):

	2013	2012	2011
Plan costs:
Service cost	$471	$389	$305
Interest cost	1,044	1,212	1,290
Amortization of prior service cost	843	737	694
Amortization of unrecognized losses	144	66
	$2,502	$2,404	$2,289
Projected benefit obligation:
Beginning of year	$34,319	$29,766	$26,037
Plan amendments adopted during year	826	575
Service cost	471	389	305
Interest cost	1,044	1,212	1,290
Benefit payments	(888)	(731)	(504)
Change in unrecognized loss (gain)	(3,636)	3,108	2,638
Projected benefit obligation, end of year	$32,136	$34,319	$29,766
Unamortized prior service cost:
Beginning of year	$3,171	$3,333	$4,027
Plan amendments adopted during year	826	575
Amortization of prior service cost	(843)	(737)	(694)
Unamortized prior service cost, end of year	$3,154	$3,171	$3,333
Accumulated unrecognized (loss) gain, October 31	$(527)	$(4,307)	$(1,265)
Accumulated benefit obligation, October 31	$32,136	$34,319	$29,766
Accrued benefit obligation, October 31	$32,136	$34,319	$29,766

The table below provides, based upon the estimated retirement dates of the participants in the retirement plans, the amounts of benefits the Company would be required to pay in each of the next five fiscal years and for the five fiscal years ended October 31, 2023 in the aggregate (in thousands).

Year ending October 31,	Amount
2014	$888
2015	$1,645
2016	$1,770
2017	$2,008
2018	$2,104
November 1, 2018 - October 31, 2023	$12,968

14. Accumulated Other Comprehensive (Loss) Income
The table below provides, for the fiscal year ended October 31, 2013, the components of accumulated other comprehensive (loss) income (amounts in thousands):

	Employee retirement plans	Available-for-sale securities	Derivative instruments	Total
Balance, beginning of period	$(4,446)	$181	$(554)	$(4,819)
Other comprehensive income (loss) before reclassifications	2,810	(231)	435	3,014
Gross amounts reclassified from accumulated other comprehensive income (loss)	987	(57)		930
Income tax (expense) benefit	(1,463)	102	(151)	(1,512)
Other comprehensive income (loss), net of tax	2,334	(186)	284	2,432
Balance, end of period	$(2,112)	$(5)	$(270)	$(2,387)
Reclassifications for the amortization of the employee retirement plans are included in selling, general and administrative expense in the Consolidated Statements of Operations. See Note 13 - "Employee Retirement and Deferred Compensation Plans" for additional information. Reclassifications for the realized loss on available-for-sale securities are included in other income - net in the Consolidated Statements of Operations.
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

Information regarding the Company’s land purchase commitments at October 31, 2013 and 2012 is provided in the table below (amounts in thousands).

	2013	2012
Aggregate purchase commitments:
Unrelated parties	$1,301,987	$742,918
Unconsolidated entities that the Company has investments in	61,738	4,067
Total	$1,363,725	$746,985
Deposits against aggregate purchase commitments	$76,986	$42,921
Additional cash required to acquire land	1,286,739	704,064
Total	$1,363,725	$746,985
Amount of additional cash required to acquire land included in accrued expenses	$1,439	$4,328
In addition, the Company expects to purchase approximately 545 additional home sites from a joint venture in which it has a 50% interest. The purchase price of the home sites will be determined at a future date.
At October 31, 2013, the Company had purchase commitments to acquire land for apartment developments of approximately $56.0 million, of which it had outstanding deposits in the amount of $2.5 million. At October 31, 2013, the Company also had a purchase commitment to acquire a parcel of land for approximately $79.3 million which it intends to develop with a joint venture partner; the Company expects to purchase up to 1,750 home sites from the joint venture and the joint venture expects to sell the remaining home sites to outside builders. In December 2013, the joint venture was formed and the joint venture acquired the land. In November 2013, the Company entered into an agreement to acquire Shapell for $1.60 billion. See Note 1 - "Significant Accounting Policies - Subsequent Events" for more information on the Shapell acquisition.
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
Investments in and Advances to Unconsolidated Entities
At October 31, 2013, the Company had investments in and advances to a number of unconsolidated entities, was committed to invest or advance additional funds and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 4, “Investments in and Advances to Unconsolidated Entities,” for more information regarding the Company’s commitments to these entities.
Surety Bonds and Letters of Credit
At October 31, 2013, the Company had outstanding surety bonds amounting to $409.6 million, primarily related to its obligations to various governmental entities to construct improvements in the Company’s various communities. The Company estimates that $290.9 million of work remains on these improvements. The Company has an additional $62.2 million of surety bonds outstanding that guarantee other obligations of the Company. The Company does not believe it is probable that any outstanding bonds will be drawn upon.
At October 31, 2013, the Company had outstanding letters of credit of $89.3 million, including $76.6 million under its Credit Facility and $12.7 million collateralized by restricted cash. These letters of credit were issued to secure various financial obligations of the Company including insurance policy deductibles and other claims, land deposits and security to complete improvements in communities in which it is operating. The Company believes it is not probable that any outstanding letters of credit will be drawn upon.

Backlog
At October 31, 2013, the Company had agreements of sale outstanding to deliver 3,679 homes with an aggregate sales value of $2.63 billion.
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
Information regarding the Company’s mortgage commitments at October 31, 2013 and 2012 is provided in the table below (amounts in thousands).

	2013	2012
Aggregate mortgage loan commitments:
IRLCs	$247,995	$111,173
Non-IRLCs	645,288	456,825
Total	$893,283	$567,998
Investor commitments to purchase:
IRLCs	$247,995	$111,173
Mortgage loans receivable	107,873	80,697
Total	$355,868	$191,870
Rent Expense and Future Rent Payments
The Company leases certain facilities and equipment under non-cancelable operating leases. Rental expense incurred by the Company under these operating leases were (amounts in thousands):

Year ending October 31,	Amount
2013	$10,973
2012	$11,183
2011	$12,405
At October 31, 2013, future minimum rent payments under the Company’s operating leases were (amounts in thousands):

Year ending October 31,	Amount
2014	$9,619
2015	8,137
2016	6,619
2017	5,141
2018	4,111
Thereafter	3,659
$37,286

16. Other Income - Net
The table below provides the components of other income - net for the years ended October 31, 2013, 2012 and 2011 (amounts in thousands):

	2013	2012	2011
Interest income	$4,457	$4,677	$5,210
Income from ancillary businesses	9,912	6,608	3,734
Gibraltar	10,185	4,476	1,522
Management fee income	2,890	2,212	5,137
Retained customer deposits	2,534	3,247	2,076
Land sales, net	4,435	1,425	1,350
Income recognized from settlement of litigation	13,229
Other	4,596	3,276	4,374
Total other income - net	$52,238	$25,921	$23,403
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
Income from ancillary businesses includes the activity of the Company’s non-core businesses which include its mortgage, title, landscaping, security monitoring, and golf course and country club operations. The table below provides revenues and expenses for the Company's non-core ancillary businesses for the years ended October 31, 2013, 2012 and 2011 (amounts in thousands):

	2013	2012	2011
Revenue	$89,182	$67,137	$60,021
Expense	$79,270	$60,529	$56,287

17. Information on Operating Segments
The table below summarizes revenue and income (loss) before income taxes for each of the Company’s reportable segments for each of the fiscal years ended October 31, 2013, 2012 and 2011 (amounts in thousands):

	Revenues			Income (loss) before income taxes
	2013	2012	2011	2013	2012	2011
Traditional Home Building:
North	$485,052	$350,639	$320,797	$32,648	$13,913	$11,504
Mid-Atlantic	652,855	535,710	465,142	79,801	62,970	48,762
South	641,331	361,810	273,303	67,934	18,928	(25,272)
West	724,370	437,922	309,553	111,301	39,383	(27,113)
Traditional Home Building	2,503,608	1,686,081	1,368,795	291,684	135,194	7,881
City Living	170,691	196,700	107,086	53,345	61,910	39,201
Corporate and other				(77,332)	(84,162)	(76,448)
Total	$2,674,299	$1,882,781	$1,475,881	$267,697	$112,942	$(29,366)
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

Total assets for each of the Company’s operating segments at October 31, 2013 and 2012 are shown in the table below (amounts in thousands):

	2013	2012
Traditional Home Building:
North	$963,597	$757,412
Mid-Atlantic	1,231,438	1,155,715
South	953,955	800,268
West	1,290,388	904,374
Traditional Home Building	4,439,378	3,617,769
City Living	674,302	486,970
Corporate and other	1,713,779	2,076,305
Total	$6,827,459	$6,181,044
“Corporate and other” is comprised principally of cash and cash equivalents, marketable securities, deferred tax assets and the assets of the Company’s Gibraltar investments, manufacturing facilities and mortgage subsidiary.

The Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable and write-downs of investments in unconsolidated entities (including the Company’s pro-rata share of impairment charges recognized by the unconsolidated entities in which it has an investment) for the years ended October 31, 2013, 2012 and 2011, as shown in the table below; the net carrying value of inventory and investments in and advances to unconsolidated entities for each of the Company’s geographic segments at October 31, 2013 and 2012 is also shown (amounts in thousands).

	Net Carrying Value		Impairments
	At October 31,		Year ended October 31,
	2013	2012	2013	2012	2011
Inventory:
Land controlled for future communities:
Traditional Home Building:
North	$16,267	$10,606	$822	$(907)	$906
Mid-Atlantic	29,423	25,573	322	238	307
South	14,606	7,724	400	800	313
West	13,371	8,131	(361)	205	16,184
Traditional Home Building	73,667	52,034	1,183	336	17,710
City Living	26,135	2,590		115	42
	99,802	54,624	1,183	451	17,752
Land owned for future communities:
Traditional Home Building:
North	135,282	29,791
Mid-Atlantic	308,585	396,562		300	300
South	158,457	141,644		918	16,700
West	448,125	232,546
Traditional Home Building	1,050,449	800,543	—	1,218	17,000
City Living	237,181	213,022
	1,287,630	1,013,565	—	1,218	17,000
Operating communities:
Traditional Home Building:
North	785,175	701,253	940	2,725	2,885
Mid-Atlantic	866,256	707,873	200	5,500	3,700
South	690,302	597,840	2,000	3,445	3,800
West	697,573	528,451	200	600	6,700
Traditional Home Building	3,039,306	2,535,417	3,340	12,270	17,085
City Living	223,674	129,097		800
	3,262,980	2,664,514	3,340	13,070	17,085
Total	$4,650,412	$3,732,703	$4,523	$14,739	$51,837
Investments in and advances to unconsolidated entities:
Traditional Home Building:
Mid-Atlantic	$11,850
South	50,452	$31,252			$15,170
West	110,467	116,452		$(2,311)	25,700
Traditional Home Building	172,769	147,704	—	(2,311)	40,870
City Living	135,950	104,436
Corporate and other	94,414	78,477
Total	$403,133	$330,617	$—	$(2,311)	$40,870

18. Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Consolidated Statements of Cash Flows for each of the fiscal years ended October 31, 2013, 2012 and 2011 (amounts in thousands):

	2013	2012	2011
Cash flow information:
Interest paid, net of amount capitalized	$18,187	$1,223	$18,666
Income tax payment	$3,130	4,264
Income tax refunds	$1,190		$154,524
Non-cash activity:
Cost of inventory acquired through seller financing or municipal bonds, net	$45,726	$26,059	$29,320
Financed portion of land sale	$7,200
Reduction in inventory for Company's share of earnings in land purchased from unconsolidated entities	$3,035
Transfer of investment in REO to inventory	$764
Reclassification of deferred income from inventory to accrued liabilities	$4,545
Miscellaneous (decreases) increases to inventory		$(478)	$1,781
Reclassification of inventory to property, construction and office equipment	$5,576		$20,005
Increase (decrease) in unrecognized losses in defined benefit plans	$(3,636)	$3,108	$2,638
Defined benefit plan amendment	$826	575
Income tax benefit related to exercise of employee stock options	$24,417	3,885
Increase in accrued expenses related to Stock Price-Based RSUs paid	$2,942
Income tax (expense) benefit recognized in total comprehensive income	$(1,512)	$1,263
(Increase) reduction of investments in unconsolidated entities due to increase/reduction in letters of credit or accrued liabilities		$448	$13,423
Transfer of inventory to investment in distressed loans and foreclosed real estate		$(802)
Transfer of inventory to investment in unconsolidated entities	$54,761	$5,793
Reclassification of deferred income from investment in unconsolidated entities to accrued liabilities		$2,943
Reclassification of stock-based compensation from accrued liabilities to additional paid-in capital			4,233
Unrealized gain (loss) on derivative held by equity investee	$435	$(875)
Increase in investments in unconsolidated entities for change in the fair value of debt guarantees	$1,582
Miscellaneous decreases to investments in unconsolidated entities	$(1,811)	$(276)	$(2,212)
Acquisition of Business:
Fair value of assets purchased		149,959
Liabilities assumed		5,213
Cash paid	$—	144,746	—

19. Supplemental Guarantor Information
A 100% - owned subsidiary of the Company, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following Senior Notes (amounts in thousands):

	Original Amount Issued	Amount outstanding at October 31, 2013
4.95% Senior Notes due 2014	$300,000	$267,960
5.15% Senior Notes due 2015	$300,000	$300,000
8.91% Senior Notes due 2017	$400,000	$400,000
6.75% Senior Notes due 2019	$250,000	$250,000
5.875% Senior Notes due 2022	$419,876	$419,876
0.50% Exchangeable Senior Notes due 2032	$287,500	$287,500
4.375% Senior Notes due 2023	$400,000	$400,000
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
The condensed consolidating balance sheet at October 31, 2012 has been revised in order to reflect an inventory reclass between Guarantor Subsidiaries and Non-Guarantor subsidiaries of $44.3 million as of October 31, 2012 as a result of an error made when certain non-guarantor subsidiaries became guarantor subsidiaries as of April 30, 2013. This change has no impact or effect on Toll Brothers, Inc.'s consolidated financial statements for any period presented, including the Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, or Statements of Cash Flows.

The table below provides information regarding the correction made to the previously reported fiscal 2012 condensed consolidating balance sheet. The Increase/Decrease column also includes reclassifications made in order to conform the 2012 condensed consolidating balance sheet to the fiscal 2013 presentation related to (i) the reclassification of $28.5 million of land inventory primarily related to commercial properties located in two of its master planned communities to receivables, prepaid expenses and other assets (see Note 3, "Inventory") and (ii) the reclassification of $3.8 million of in-process fixed asset project costs from receivables, prepaid expenses and other assets to property, construction and office equipment. The condensed consolidating statements of cash flows for the years ended October 31, 2012 and 2011, have also been revised to reflect these changes.

	As previously reported	Increase (Decrease)	As reclassified
Inventory
Guarantor Subsidiaries	$3,695,895	$15,784	$3,711,679
Non-Guarantor Subsidiaries	$65,292	$(44,268)	$21,024

Property, construction and office equipment, net
Guarantor Subsidiaries	$103,206	$3,757	$106,963

Receivables, prepaid and other assets
Guarantor Subsidiaries	$79,949	$22,460	$102,409
Non-Guarantor Subsidiaries	$64,543	$2,267	$66,810

Customer deposits held in escrow
Guarantor Subsidiaries	$27,312	$2,267	$29,579
Non-Guarantor Subsidiaries	$2,267	$(2,267)	$—

Total assets
Guarantor Subsidiaries	$5,199,704	$44,268	$5,243,972
Non-Guarantor Subsidiaries	$595,933	$(44,268)	$551,665

Advances from consolidated entities
Guarantor Subsidiaries	$1,341,189	$44,268	$1,385,457
Non-Guarantor Subsidiaries	$393,195	$(44,268)	$348,927

Total liabilities
Guarantor Subsidiaries	$2,028,369	$44,268	$2,072,637
Non-Guarantor Subsidiaries	$581,861	$(44,268)	$537,593

Supplemental consolidating financial information of Toll Brothers, Inc., the Subsidiary Issuer, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at Toll Brothers, Inc. on a consolidated basis is presented below ($ amounts in thousands).
Consolidating Balance Sheet at October 31, 2013

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	670,102	102,870	—	772,972
Marketable securities			42,491	10,017		52,508
Restricted cash	15,182		16,007	847		32,036
Inventory			4,625,252	25,160		4,650,412
Property, construction and office equipment, net			116,809	14,511		131,320
Receivables, prepaid expenses and other assets	33	15,675	101,321	131,701	(19,435)	229,295
Mortgage loans receivable				113,517		113,517
Customer deposits held in escrow			46,888			46,888
Investments in and advances to unconsolidated entities			175,159	227,974		403,133
Investments in distressed loans				36,374		36,374
Investments in foreclosed real estate				72,972		72,972
Investments in and advances to consolidated entities	3,113,203	2,334,503	4,740		(5,452,446)	—
Deferred tax assets, net of valuation allowances	286,032					286,032
	3,414,450	2,350,178	5,798,769	735,943	(5,471,881)	6,827,459
LIABILITIES AND EQUITY
Liabilities
Loans payable			107,222			107,222
Senior notes		2,282,719			38,723	2,321,442
Mortgage company warehouse loan				75,000		75,000
Customer deposits			212,669			212,669
Accounts payable			167,733	54		167,787
Accrued expenses		25,045	355,590	161,402	(19,050)	522,987
Investments in and advances to consolidated entities			1,627,130	467,929	(2,095,059)	—
Income taxes payable	81,188					81,188
Total liabilities	81,188	2,307,764	2,470,344	704,385	(2,075,386)	3,488,295
Equity
Stockholders’ equity
Common stock	1,694		48	3,006	(3,054)	1,694
Additional paid-in capital	441,677	49,400		1,734	(51,134)	441,677
Retained earnings	2,892,003	(6,986)	3,328,629	20,664	(3,342,307)	2,892,003
Treasury stock, at cost						—
Accumulated other comprehensive loss	(2,112)		(252)	(23)		(2,387)
Total stockholders’ equity	3,333,262	42,414	3,328,425	25,381	(3,396,495)	3,332,987
Noncontrolling interest				6,177		6,177
Total equity	3,333,262	42,414	3,328,425	31,558	(3,396,495)	3,339,164
	3,414,450	2,350,178	5,798,769	735,943	(5,471,881)	6,827,459

Consolidating Balance Sheet at October 31, 2012

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	712,024	66,800	—	778,824
Marketable securities			378,858	60,210		439,068
Restricted cash	28,268		17,561	1,447		47,276
Inventory			3,711,679	21,024		3,732,703
Property, construction and office equipment, net			106,963	3,008		109,971
Receivables, prepaid expenses and other assets	134	15,130	102,409	66,810	(11,441)	173,042
Mortgage loans receivable				86,386		86,386
Customer deposits held in escrow			29,579			29,579
Investments in and advances to unconsolidated entities			180,159	150,458		330,617
Investments in distressed loans				37,169		37,169
Investments in foreclosed real estate				58,353		58,353
Investments in and advances to consolidated entities	2,816,607	2,092,810	4,740		(4,914,157)	—
Deferred tax assets, net of valuation allowances	358,056					358,056
	3,203,065	2,107,940	5,243,972	551,665	(4,925,598)	6,181,044
LIABILITIES AND EQUITY
Liabilities
Loans payable			99,817			99,817
Senior notes		2,032,335			48,128	2,080,463
Mortgage company warehouse loan				72,664		72,664
Customer deposits			142,919	58		142,977
Accounts payable			99,889	22		99,911
Accrued expenses		27,476	344,555	115,922	(11,603)	476,350
Advances from consolidated entities			1,385,457	348,927	(1,734,384)	—
Income taxes payable	80,991					80,991
Total liabilities	80,991	2,059,811	2,072,637	537,593	(1,697,859)	3,053,173
Equity
Stockholders’ equity
Common stock	1,687		48	3,006	(3,054)	1,687
Additional paid-in capital	404,418	49,400		1,734	(51,134)	404,418
Retained earnings	2,721,397	(1,271)	3,171,654	3,168	(3,173,551)	2,721,397
Treasury stock, at cost	(983)					(983)
Accumulated other comprehensive loss	(4,445)		(367)	(7)		(4,819)
Total stockholders’ equity	3,122,074	48,129	3,171,335	7,901	(3,227,739)	3,121,700
Noncontrolling interest				6,171		6,171
Total equity	3,122,074	48,129	3,171,335	14,072	(3,227,739)	3,127,871
	3,203,065	2,107,940	5,243,972	551,665	(4,925,598)	6,181,044

Consolidating Statement of Operations for the fiscal year ended October 31, 2013

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			2,711,438	70,107	(107,246)	2,674,299
Cost of revenues			2,149,554	10,043	(26,297)	2,133,300
Selling, general and administrative	188	2,963	364,256	48,413	(75,888)	339,932
	188	2,963	2,513,810	58,456	(102,185)	2,473,232
Income (loss) from operations	(188)	(2,963)	197,628	11,651	(5,061)	201,067
Other:
Income from unconsolidated entities			9,318	5,074		14,392
Other income - net	9,433		32,217	12,616	(2,028)	52,238
Intercompany interest income		127,057			(127,057)	—
Interest expense		(133,500)		(646)	134,146	—
Income from consolidated subsidiaries	258,452		19,289		(277,741)	—
Income (loss) before income taxes	267,697	(9,406)	258,452	28,695	(277,741)	267,697
Income tax provision (benefit)	97,091	(3,691)	101,416	11,260	(108,985)	97,091
Net income (loss)	170,606	(5,715)	157,036	17,435	(168,756)	170,606
Other comprehensive income (loss)	2,334		114	(16)		2,432
Total comprehensive income (loss)	172,940	(5,715)	157,150	17,419	(168,756)	173,038
Consolidating Statement of Operations for the fiscal year ended October 31, 2012

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,903,177	57,581	(77,977)	1,882,781
Cost of revenues			1,541,937	10,597	(20,439)	1,532,095
Selling, general and administrative	95	2,965	309,923	38,424	(64,150)	287,257
	95	2,965	1,851,860	49,021	(84,589)	1,819,352
Income (loss) from operations	(95)	(2,965)	51,317	8,560	6,612	63,429
Other:
Income from unconsolidated entities			18,342	5,250		23,592
Other income - net	1,327		20,032	10,181	(5,619)	25,921
Intercompany interest income		116,835			(116,835)	—
Interest expense		(115,141)		(701)	115,842	—
Income from consolidated subsidiaries	111,710		22,019		(133,729)	—
Income (loss) before income taxes	112,942	(1,271)	111,710	23,290	(133,729)	112,942
Income tax (benefit) provision	(374,204)		25,515	5,319	(30,834)	(374,204)
Net income (loss)	487,146	(1,271)	86,195	17,971	(102,895)	487,146
Other comprehensive loss	(1,839)		(71)	(7)		(1,917)
Total comprehensive income (loss)	485,307	(1,271)	86,124	17,964	(102,895)	485,229

Consolidating Statement of Operations for the fiscal year ended October 31, 2011

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,502,147	48,365	(74,631)	1,475,881
Cost of revenues			1,274,173	4,314	(17,717)	1,260,770
Selling, general and administrative	137	1,345	279,131	33,605	(52,863)	261,355
	137	1,345	1,553,304	37,919	(70,580)	1,522,125
(Loss) income from operations	(137)	(1,345)	(51,157)	10,446	(4,051)	(46,244)
Other:
(Loss) Income from unconsolidated entities			(18,905)	17,711		(1,194)
Other income - net			15,784	(1,359)	8,978	23,403
Intercompany interest income		108,776			(108,776)	—
Interest expense		(103,604)	(1,504)	(245)	103,849	(1,504)
Expenses related to early retirement of debt		(3,827)				(3,827)
(Loss) income from consolidated subsidiaries	(29,229)		26,553		2,676	—
(Loss) income before income taxes	(29,366)	—	(29,229)	26,553	2,676	(29,366)
Income tax (benefit) provision	(69,161)		(68,837)	62,536	6,301	(69,161)
Net income (loss)	39,795	—	39,608	(35,983)	(3,625)	39,795
Other comprehensive loss	(1,934)		(192)			(2,126)
Total comprehensive income (loss)	37,861	—	39,416	(35,983)	(3,625)	37,669

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2013

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	116,508	5,163	(587,032)	(92,899)	(10,703)	(568,963)
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net			(15,038)	(11,529)		(26,567)
Purchase of marketable securities			(25,938)	(10,264)		(36,202)
Sale and redemption of marketable securities			357,583	60,263		417,846
Investment in and advances to unconsolidated entities			(34,071)	(59,327)		(93,398)
Return of investments in unconsolidated entities			43,405	26,404		69,809
Investment in non-performing loan portfolios and foreclosed real estate				(26,155)		(26,155)
Return of investments in non-performing loan portfolios and foreclosed real estate				27,370		27,370
Intercompany advances	(141,346)	(241,693)			383,039	—
Net cash provided by (used in) investing activities	(141,346)	(241,693)	325,941	6,762	383,039	332,703
Cash flow provide by (used in) financing activities:
Net proceeds from issuance of senior notes		400,383				400,383
Proceeds from loans payable				1,164,531		1,164,531
Principal payments of loans payable			(33,329)	(1,162,195)		(1,195,524)
Redemption of senior notes		(163,853)				(163,853)
Proceeds from stock-based benefit plans	15,798					15,798
Excess tax benefits from stock-based compensation	24,417					24,417
Purchase of treasury stock	(15,377)					(15,377)
Change in noncontrolling interest				33		33
Intercompany advances			252,498	119,838	(372,336)	—
Net cash provided by (used in) financing activities	24,838	236,530	219,169	122,207	(372,336)	230,408
Net (decrease) increase in cash and cash equivalents	—	—	(41,922)	36,070	—	(5,852)
Cash and cash equivalents, beginning of year	—	—	712,024	66,800	—	778,824
Cash and cash equivalents, end of year	—	—	670,102	102,870	—	772,972

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2012

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	4,365	5,564	(100,007)	(78,750)	(2,709)	(171,537)
Cash flow used in investing activities:
Purchase of property and equipment — net			(12,012)	92		(11,920)
Purchase of marketable securities			(519,737)	(60,221)		(579,958)
Sale and redemption of marketable securities			368,253			368,253
Investment in and advances to unconsolidated entities			(113,651)	(103,509)		(217,160)
Return of investments in unconsolidated entities			34,408	3,960		38,368
Investment in non-performing loan portfolios and foreclosed real estate				(30,090)		(30,090)
Return of investments in non-performing loan portfolios and foreclosed real estate				16,707		16,707
Acquisition of a business			(144,746)			(144,746)
Intercompany advances	(43,383)	(584,260)			627,643	—
Net cash used in investing activities	(43,383)	(584,260)	(387,485)	(173,061)	627,643	(560,546)
Cash flow provided by financing activities:
Net proceeds from issuance of senior notes		578,696				578,696
Proceeds from loans payable				1,002,934		1,002,934
Principal payments of loans payable			(28,402)	(987,679)		(1,016,081)
Proceeds from stock-based benefit plans	33,747					33,747
Excess tax benefits from stock-based compensation	5,776					5,776
Purchase of treasury stock	(505)					(505)
Intercompany advances			450,906	174,028	(624,934)	—
Net cash provided by financing activities	39,018	578,696	422,504	189,283	(624,934)	604,567
Net decrease in cash and cash equivalents	—	—	(64,988)	(62,528)	—	(127,516)
Cash and cash equivalents, beginning of year	—	—	777,012	129,328	—	906,340
Cash and cash equivalents, end of year	—	—	712,024	66,800	—	778,824

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2011

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	100,568	5,279	(276,839)	229,737	8	58,753
Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net			(12,025)	(3,431)		(15,456)
Purchase of marketable securities			(452,864)			(452,864)
Sale and redemption of marketable securities			408,831			408,831
Investment in and advances to unconsolidated entities			(70)	(62)		(132)
Return of investments in unconsolidated entities			23,859	19,450		43,309
Investment in non-performing loan portfolios and foreclosed real estate				(66,867)		(66,867)
Return of investments in non-performing loan portfolios and foreclosed real estate				2,806		2,806
Intercompany advances	(76,997)	53,558			23,439	—
Net cash (used in) provided by investing activities	(76,997)	53,558	(32,269)	(48,104)	23,439	(80,373)
Cash flow (used in) provided by financing activities:
Proceeds from loans payable				921,251		921,251
Principal payments of loans payable			(16,412)	(936,209)		(952,621)
Redemption of senior notes		(58,837)				(58,837)
Proceeds from stock-based benefit plans	25,531					25,531
Purchase of treasury stock	(49,102)					(49,102)
Change in noncontrolling interest				2,678		2,678
Intercompany advances			172,127	(148,680)	(23,447)	—
Net cash (used in) provided by financing activities	(23,571)	(58,837)	155,715	(160,960)	(23,447)	(111,100)
Net (decrease) increase in cash and cash equivalents	—	—	(153,393)	20,673	—	(132,720)
Cash and cash equivalents, beginning of year	—	—	930,405	108,655	—	1,039,060
Cash and cash equivalents, end of year	—	—	777,012	129,328	—	906,340

20. Summary Consolidated Quarterly Financial Data (Unaudited)
The table below provides summary income statement data for each quarter of fiscal 2013 and 2012 (amounts in thousands, except per share data).

	Three Months Ended,
	October 31	July 31	April 30	January 31
Fiscal 2013:
Revenue	$1,044,534	$689,160	$516,004	$424,601
Gross profit	$222,273	$144,071	$95,991	$78,664
Income before income taxes	$150,150	$68,253	$40,968	$8,326
Net income	$94,905	$46,595	$24,674	$4,432
Income per share (1)
Basic	$0.56	$0.28	$0.15	$0.03
Diluted	$0.54	$0.26	$0.14	$0.03
Weighted-average number of shares
Basic	169,440	169,268	169,380	169,064
Diluted (2)	177,952	178,001	178,136	171,903

Fiscal 2012:
Revenue	$632,826	$554,319	$373,681	$321,955
Gross profit	$127,088	$106,391	$66,860	$50,347
Income (loss) before income taxes	$60,749	$42,952	$15,649	$(6,408)
Net income (loss)	$411,417	$61,643	$16,872	$(2,786)
Income (loss) per share (1)
Basic	$2.44	$0.37	$0.10	$(0.02)
Diluted	$2.35	$0.36	$0.10	$(0.02)
Weighted-average number of shares
Basic	168,416	167,664	166,994	166,311
Diluted (2)	174,775	170,229	168,503	166,311

(1)	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

(2)
For the three months ended January 31, 2012, there were no common stock equivalents used in the calculation of diluted loss per share because the Company reported a net loss for the period, and any common stock equivalents would be anti-dilutive.