Form 10-Q
period 2014-01-31
TOLL BROTHERS INC
filed 2014-03-10
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-09186
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
At March 3, 2014, there were approximately 177,693,000 shares of Common Stock, $.01 par value, outstanding.

TOLL BROTHERS, INC.

STATEMENT ON FORWARD-LOOKING INFORMATION
Certain information included in this report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to estimates or other expectations regarding future events. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements may include, but are not limited to, information related to: anticipated operating results; home deliveries; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues; selling, general and administrative expenses; interest expense; inventory write-downs; unrecognized tax benefits; anticipated tax refunds; sales paces and prices; effects of home buyer cancellations; growth and expansion; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; the ability to acquire land and pursue real estate opportunities; the ability to gain approvals and open new communities; the ability to sell homes and properties; the ability to deliver homes from backlog; the ability to secure materials and subcontractors; the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; legal proceedings and claims; the anticipated benefits to be realized from the consummation of the Shapell acquisition; and post-closing asset sales.
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
When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires. References herein to “fiscal 2013,” “fiscal 2012,” “fiscal 2011,” “fiscal 2010,” “fiscal 2009,” and “fiscal 2008” refer to our fiscal years ending October 31, 2013, October 31, 2012, October 31, 2011, October 31, 2010, October 31, 2009, and October 31, 2008, respectively. References herein to "fiscal 2014" refer to our fiscal year ending October 31, 2014.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	January 31, 2014	October 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$1,190,489	$772,972
Marketable securities	13,017	52,508
Restricted cash	32,175	32,036
Inventory	5,235,647	4,650,412
Property, construction and office equipment, net	131,190	131,320
Receivables, prepaid expenses and other assets	240,034	229,295
Mortgage loans held for sale	58,131	113,517
Customer deposits held in escrow	45,834	46,888
Investments in and advances to unconsolidated entities	430,615	403,133
Investments in distressed loans	19,253	36,374
Investments in foreclosed real estate	79,267	72,972
Deferred tax assets, net of valuation allowances	284,603	286,032
	$7,760,255	$6,827,459
LIABILITIES AND EQUITY
Liabilities
Loans payable	$158,606	$107,222
Senior notes	2,921,851	2,321,442
Mortgage company warehouse loan	51,470	75,000
Customer deposits	218,747	212,669
Accounts payable	166,286	167,787
Accrued expenses	516,097	522,987
Income taxes payable	99,825	81,188
Total liabilities	4,132,882	3,488,295
Equity
Stockholders’ equity
Preferred stock, none issued
Common stock, 177,553 and 169,353 shares issued at January 31, 2014 and October 31, 2013, respectively	1,776	1,694
Additional paid-in capital	683,965	441,677
Retained earnings	2,937,583	2,892,003
Treasury stock, at cost — 2 and 0 shares at January 31, 2014 and October 31, 2013, respectively	(81)	—
Accumulated other comprehensive loss	(2,124)	(2,387)
Total stockholders’ equity	3,621,119	3,332,987
Noncontrolling interest	6,254	6,177
Total equity	3,627,373	3,339,164
	$7,760,255	$6,827,459
See accompanying notes

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended January 31,
	2014	2013
Revenues	$643,681	$424,601

Cost of revenues	514,032	345,937
Selling, general and administrative	97,870	78,047
	611,902	423,984
Income from operations	31,779	617
Other:
Income from unconsolidated entities	22,915	3,083
Other income - net	16,541	4,626
Income before income taxes	71,235	8,326
Income tax provision	25,655	3,894
Net income	$45,580	$4,432
Income per share:
Basic	$0.26	$0.03
Diluted	$0.25	$0.03
Weighted-average number of shares:
Basic	176,474	169,064
Diluted	184,888	171,903
See accompanying notes

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three months ended January 31,
	2014	2013
Net income	$45,580	$4,432

Other comprehensive income (loss), net of tax:
Change in pension liability	53	(173)
Change in fair value of available-for-sale securities	(31)	96
Unrealized income on derivative held by equity investee	241	93
Other comprehensive income	263	16
Total comprehensive income	$45,843	$4,448
See accompanying notes

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended January 31,
	2014	2013
Cash flow used in operating activities:
Net income	$45,580	$4,432
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,289	6,525
Stock-based compensation	7,669	5,684
Excess tax benefits from stock-based compensation	(789)
Income from unconsolidated entities	(22,915)	(3,083)
Distributions of earnings from unconsolidated entities	22,143	2,413
Income from distressed loans and foreclosed real estate	(6,619)	(3,011)
Deferred tax provision	1,711	2,306
Deferred tax valuation allowances	(448)	(216)
Inventory impairments and write-offs	1,982	709
Change in fair value of mortgage loans receivable and derivative instruments	605	554
Gain on marketable securities	(21)
Changes in operating assets and liabilities
Increase in inventory	(363,914)	(378,715)
Origination of mortgage loans	(146,354)	(141,148)
Sale of mortgage loans	200,830	176,830
(Increase) decrease in restricted cash	(139)	13,519
Increase in receivables, prepaid expenses and other assets	(7,274)	(8,256)
Increase in customer deposits	7,132	12,059
(Decrease) increase in accounts payable and accrued expenses	(14,282)	1,302
Increase in income taxes payable	19,426	2,274
Net cash used in operating activities	(250,388)	(305,822)
Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net	(2,853)	(5,391)
Purchase of marketable securities		(26,019)
Sale and redemption of marketable securities	39,243	38,775
Investments in and advances to unconsolidated entities	(60,408)	(7,614)
Return of investments in unconsolidated entities	32,429	17,311
Investments in distressed loans and foreclosed real estate	(191)	(16,252)
Return of investments in distressed loans and foreclosed real estate	17,574	3,015
Deposit - acquisition of a business	(161,000)
Net cash (used in) provided by investing activities	(135,206)	3,825
Cash flow provided by (used in) financing activities:
Proceeds from issuance of senior notes	600,000
Debt issuance costs for senior notes	(4,700)
Proceeds from loans payable	275,334	244,830
Principal payments of loans payable	(307,195)	(299,862)
Redemption of senior subordinated notes		(59,068)
Net proceeds from issuance of common stock	220,357
Proceeds from stock-based benefit plans	18,529	6,108
Excess tax benefits from stock-based compensation	789
Receipts related to noncontrolling interest	81
Purchase of treasury stock	(84)	(79)
Net cash provided by (used in) financing activities	803,111	(108,071)
Net increase (decrease) in cash and cash equivalents	417,517	(410,068)
Cash and cash equivalents, beginning of period	772,972	778,824
Cash and cash equivalents, end of period	$1,190,489	$368,756
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2013 balance sheet amounts and disclosures included herein have been derived from the Company’s October 31, 2013 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, the Company suggests that they be read in conjunction with the consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended October 31, 2013. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of January 31, 2014, the results of its operations for the three-month periods ended January 31, 2014 and 2013, and its cash flows for the three-month periods ended January 31, 2014 and 2013. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
Subsequent Events
Acquisition of Shapell Industries, Inc.
On February 4, 2014, the Company completed its previously announced acquisition of Shapell Industries, Inc. (“Shapell”) pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”), dated November 6, 2013, with Shapell Investment Properties, Inc. (“SIPI”). Pursuant to the Purchase Agreement, the Company acquired, for cash, all of the equity interests in Shapell from SIPI for an aggregate purchase price of approximately $1.60 billion (the “Acquisition”). The Company acquired the single-family residential real property development business of Shapell, including a portfolio of approximately 4,950 home sites in California, some of which the Company expects to sell to other builders. As of the acquisition date, Shapell’s home building operation had 11 active selling communities in Northern California and Southern California, within which it is focused on a select number of premium markets. In addition, the Company acquired approximately $120.0 million of cash. As part of the acquisition, the Company assumed contracts to deliver approximately 126 homes with an aggregate value of approximately $105.3 million. At January 31, 2014, the Company had deposited with an escrow agent $161.0 million of the purchase price. This deposit is included in "Inventory" on the Company's Condensed Consolidated Balance Sheet at January 31, 2014.
The purchase price is subject to post-closing adjustment in accordance with the terms of the Purchase Agreement. The Company financed the Acquisition with a combination of $370 million of borrowings under its $1.035 billion unsecured revolving credit facility, $485 million from the term loan facility described below, as well as with $830 million in proceeds from debt and equity financings completed in November 2013.
Senior Unsecured Term Loan
On February 3, 2014, the Company entered into a 5-year senior, $485 million, unsecured term loan facility (the "Term Loan Facility") with ten banks. The full amount of the Term Loan Facility was borrowed by the Company on February 3, 2014. The Company may select interest rates for the Term Loan Facility equal to (i) the London interbank offered rate ("LIBOR") plus an applicable margin, (ii) the base rate (which is defined as the greatest of (a) SunTrust Bank’s prime rate, (b) the federal funds effective rate plus 0.5% and (c) one-month LIBOR plus 1%) plus an applicable margin or (iii) the federal funds / Euro rate (which is defined as the greater of (a) the sum of the federal funds effective rate plus an applicable margin plus 0.25% and (b) one-month LIBOR), with the applicable margin, in each case, based on the Company's leverage ratio. The initial interest rate on the Term Loan will be 1.72% per annum.

The Company and substantially all of its 100% owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the Company's five-year, unsecured revolving credit facility ("Credit Facility"). The Term Loan Facility will mature, and amounts owing under it will become due and payable, on February 3, 2019.
364-Day Senior Unsecured Revolving Credit Facility
On February 4, 2014, the Company entered into a 364-day senior unsecured revolving credit facility (the "364-Day Facility") with five banks. The 364-Day Facility provides for an unsecured revolving credit facility to be made available to the Company, from time to time after February 4, 2014 and prior to February 3, 2015, in the amount of $500 million. The Company intends for this facility to remain undrawn and its existence is to provide the Company additional liquidity should unforeseen circumstances arise. The Company may select interest rates for the 364-Day Facility equal to (i) LIBOR plus an applicable margin, (ii) the base rate (which is defined as the greatest of (a) Citibank’s prime rate, (b) the federal funds effective rate plus 0.5% and (c) one-month LIBOR plus 1%) plus an applicable margin or (iii) the federal funds / Euro rate (which is defined as the greater of (a) the sum of the federal funds effective rate plus an applicable margin plus 0.25% and (b) one-month LIBOR), with the applicable margin, in each case, based on the Company's leverage ratio. The Company is obligated to pay an undrawn commitment fee.
The Company and substantially all of its 100% owned home building subsidiaries are guarantors under the 364-Day Facility. The 364-Day Facility contains substantially the same financial covenants as the Company's Credit Facility. The 364-Day Facility will terminate, and amounts owing under the 364-Day Facility will become due and payable, on February 3, 2015.
2. Inventory
Inventory at January 31, 2014 and October 31, 2013 consisted of the following (amounts in thousands):

	January 31, 2014	October 31, 2013
Land controlled for future communities	$254,549	$99,802
Land owned for future communities	1,491,205	1,287,630
Operating communities	3,489,893	3,262,980
	$5,235,647	$4,650,412
Operating communities include communities offering homes for sale, communities that have sold all available home sites but have not completed delivery of the homes, communities that were previously offering homes for sale but are temporarily closed due to business conditions or non-availability of improved home sites and that are expected to reopen within twelve months of the end of the fiscal period being reported on, and communities preparing to open for sale. The carrying value attributable to operating communities includes the cost of homes under construction, land and land development costs, the carrying cost of home sites in current and future phases of these communities, and the carrying cost of model homes.
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

	January 31, 2014	October 31, 2013
Land owned for future communities:
Number of communities	22	25
Carrying value (in thousands)	$141,356	$153,498
Operating communities:
Number of communities	15	15
Carrying value (in thousands)	$91,984	$88,534

The amounts the Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable, for the periods indicated, are shown in the table below (amounts in thousands).

	Three months ended January 31,
	2014	2013
Land controlled for future communities	$682	$9
Operating communities	1,300	700
	$1,982	$709
See Note 13, "Fair Value Disclosures," for information regarding the number of operating communities that the Company tested for potential impairment, the number of operating communities in which it recognized impairment charges, the amount of impairment charges recognized, and the fair values of those communities, net of impairment charges.
See Note 15, "Commitments and Contingencies," for information regarding land purchase commitments.
At January 31, 2014, the Company evaluated its land purchase contracts to determine if any of the selling entities were variable interest entities ("VIEs") and, if they were, whether the Company was the primary beneficiary of any of them. Under these land purchase contracts, the Company does not possess legal title to the land and its risk is generally limited to deposits paid to the sellers and the creditors of the sellers generally have no recourse against the Company. At January 31, 2014, the Company determined that 86 land purchase contracts, with an aggregate purchase price of $865.2 million, on which it had made aggregate deposits totaling $47.6 million, were VIEs, and that it was not the primary beneficiary of any VIE related to its land purchase contracts.
Interest incurred, capitalized and expensed, for the periods indicated, was as follows (amounts in thousands):

	Three months ended January 31,
	2014	2013
Interest capitalized, beginning of period	$343,077	$330,581
Interest incurred	39,944	31,748
Interest expensed to cost of revenues	(25,440)	(19,974)
Write-off against other income	(317)	(88)
Interest capitalized on investments in unconsolidated entities	(2,457)	(1,363)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	1,811
Interest capitalized, end of period	$356,618	$340,904
Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. The amounts included in the table directly above reflect the gross amount of capitalized interest without allocation of any impairment charges recognized. The Company estimates that, had inventory impairment charges been allocated on a pro-rata basis to the individual components of inventory, capitalized interest at January 31, 2014 and 2013 would have been reduced by approximately $37.1 million and $46.2 million, respectively.
3. Investments in and Advances to Unconsolidated Entities
The Company has investments in and advances to various unconsolidated entities. These entities include land development joint ventures, home building joint ventures, rental apartment joint ventures, Toll Brothers Realty Trust and Trust II, and a structured asset joint venture. At January 31, 2014, the Company had investments in and advances to these unconsolidated entities of $430.6 million and was committed to invest or advance up to an additional $76.9 million to these entities if they require additional funding. The Company’s investments in these entities are accounted for using the equity method of accounting. At January 31, 2014, the Company had purchase commitments to acquire 115 home sites for approximately $12.6 million. In addition, the Company expects to purchase approximately 3,800 additional home sites from several joint ventures in which it has interests. The purchase price of these home sites will be determined at a future date.
More specific information regarding the Company's investments in, advances to and future commitments to these entities is provided below.

Land Development Joint Ventures

The Company has investments in and advances to a number of joint ventures with unrelated parties to develop land (“Land Development Joint Ventures”). Some of these Land Development Joint Ventures develop land for the sole use of the venture participants, including the Company, and others develop land for sale to the joint venture participants and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites and other land by the Land Development Joint Ventures to other builders. With regard to home sites the Company purchases from the Land Development Joint Ventures, the Company adjusts its cost basis in those home sites by its share of the earnings/losses of the joint venture on the home sites the Company purchases. At January 31, 2014, the Company had approximately $157.3 million invested in or advanced to the Land Development Joint Ventures and a funding commitment of $26.0 million to three of the Land Development Joint Ventures which would be funded if additional investment in the ventures is required. At January 31, 2014, two of these joint ventures had aggregate loan commitments of $105.0 million and outstanding borrowings against these commitments of $73.2 million. At January 31, 2014, the Company had a purchase commitment to acquire 115 home sites from one of these Land Development Joint Ventures for an aggregate purchase price of $12.6 million. In addition, the Company expects to purchase approximately 3,800 additional lots from several joint ventures in which it has interests. The purchase price of the lots will be determined at a future date.
In the first quarter of fiscal 2014, the Company entered into a joint venture with an unrelated party to develop a parcel of land in Texas. The joint venture expects to develop a master planned community consisting of up to 6,500 home sites and retail and commercial property. The Company has a 50% interest in this joint venture. Prior to the formation of the joint venture, the Company had entered into a land purchase agreement to acquire the land for approximately $79.3 million. The Company contributed its rights under the purchase agreement to the joint venture and was reimbursed by the Company's joint venture partner for 50% of the costs the Company incurred prior to the formation of the joint venture. At January 31, 2014, the Company had an investment of $40.6 million in this joint venture. The joint venture expects to obtain outside financing of approximately $40.0 million to help fund the development of the property.
In the fourth quarter of fiscal 2013, the Company entered into a joint venture with an unrelated party to develop a parcel of land in Maryland. The property consists of 945 acres which the joint venture expects to develop into approximately 1,300 home sites. The Company has a 50% interest in this joint venture. The current plan is to develop the property and sell approximately 50% of the home sites to each of the members of the joint venture. The Company contributed $11.8 million of cash to the joint venture. At January 31, 2014, the Company had an investment of $11.9 million in this joint venture.
In the second quarter of fiscal 2013, the Company entered into a joint venture with an unrelated party to develop a parcel of land in Texas as a master planned community consisting of approximately 2,900 lots. The Company has a 50% interest in this joint venture. The joint venture expects to develop the property in multiple phases and sell groups of lots to the members of the joint venture and to other home builders. The Company contributed $15.5 million of cash to the joint venture. The joint venture entered into a $25.0 million line of credit with a bank, secured by a deed of trust on the property which can be expanded up to $40.0 million under certain conditions. At January 31, 2014, the joint venture had $24.8 million of borrowings under this line of credit. At January 31, 2014, the Company had an investment of $20.3 million in this joint venture and was committed to make additional contributions to this joint venture of up to $12.5 million.
The Company has a 50% interest in a joint venture that owns and is developing a master planned community in Orange County, California, consisting of over 2,000 home sites. At January 31, 2014, the joint venture owned approximately 1,200 home sites. At January 31, 2014, the Company had an investment of $78.2 million in this joint venture and was committed to make additional contributions to this joint venture of up to $10.0 million of additional funds to this joint venture, if needed. The joint venture has an $80.0 million credit facility from a bank to fund the development of the property. At January 31, 2014, the venture had $48.4 million borrowed under the facility.
Home Building Joint Ventures

At January 31, 2014, the Company had an aggregate of $175.9 million of investments in and advances to various joint ventures with unrelated parties to develop approximately 640 luxury for-sale homes. At January 31, 2014, the Company had $27.6 million of funding commitments to two of these joint ventures.
Rental Apartment Joint Ventures
At January 31, 2014, the Company had an aggregate of $74.8 million of investments in and advances to several joint ventures with unrelated parties to develop luxury for-rent residential apartments ("Rental Apartment Joint Ventures"), commercial space, and a hotel. At January 31, 2014, the Company had $23.3 million of funding commitments to these joint ventures. At January 31, 2014, four of these joint ventures had aggregate loan commitments of $319.8 million and outstanding borrowings against these commitments of $16.6 million.

In the first quarter of 2014, two of the Company's Rental Apartment Joint Ventures entered into $126.0 million of construction loan agreements to finance construction of multi-family residential apartments in suburban Philadelphia and northern New Jersey. At January 31, 2014, these ventures had no borrowings under the new facilities.
In the fourth quarter of fiscal 2013, the Company entered into a joint venture with an unrelated party to develop a 287-unit luxury for-rent residential apartment building in the Capitol Riverfront of Washington, D.C. on land that the Company owned and conveyed to the joint venture. The Company has a 50% interest in this joint venture. As part of the Company's initial capital contribution, it contributed land and improvements with a fair value of $27.1 million to the joint venture and subsequently received a cash distribution of $12.5 million to align the capital accounts of each of the members of the joint venture. The joint venture entered into a $54.0 million construction loan agreement with a bank to finance the development of this project. At January 31, 2014, the joint venture had no borrowings under the construction loan agreement. At January 31, 2014, the Company had an investment of $14.6 million in this joint venture.
In the second quarter of fiscal 2013, the Company entered into a joint venture with an unrelated party to develop a luxury, 38-story for-rent residential apartment building and retail space in Jersey City, New Jersey on land that the Company owned and conveyed to the joint venture. The Company has a 50% interest in this joint venture. As part of the Company's initial capital contribution, it contributed land and improvements with a fair value of $28.8 million to the joint venture and subsequently received distributions of $10.2 million and a $1.2 million payment by the joint venture on our behalf to align the capital accounts of each of the members of the joint venture. The joint venture entered into a $120.0 million construction loan agreement with a bank to finance the development of this project. At January 31, 2014, the joint venture had no borrowings under the construction loan agreement. At January 31, 2014, the Company had an investment of $25.5 million in this joint venture and was committed to make additional contributions to this joint venture of up to $4.9 million.
Toll Brothers Realty Trust and Trust II
In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust II (“Trust II”) to invest in commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by an affiliate of PASERS. In December 2013, Trust II sold substantially all of its assets to an unrelated party. As a result of this sale, the Company realized income of approximately $23.5 million in the first quarter of fiscal 2014 representing its share of the gain on the sale which is included in "Income from unconsolidated entities" on the Company's Condensed Consolidated Statement of Operations. In December 2013, the Company received a $20.0 million cash distribution from Trust II. At January 31, 2014, the Company had an investment of $6.4 million in Trust II. In addition, in the first quarter of fiscal 2014, the Company recognized the $2.9 million previously deferred gains on the Company's initial sales of the properties to Trust II; this gain is included in "Other income - net" on the Company's Condensed Consolidated Statement of Operations.
In 1998, prior to the formation of Trust II, the Company formed Toll Brothers Realty Trust (“Trust”) to invest in commercial real estate opportunities. The Trust is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Douglas C. Yearley, Jr. and former members of the Company’s senior management; and one-third by an affiliate of PASERS. As of January 31, 2014, the Company had a negative investment in the Trust of $0.9 million resulting primarily from a loss recognized by the Trust in the fourth quarter of fiscal 2013. The Company provides development, finance and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $0.6 million in each of the three-month periods ended January 31, 2014 and 2013.
Structured Asset Joint Venture
The Company, through Gibraltar Capital and Asset Management LLC (“Gibraltar”), is a 20% participant with two unrelated parties that purchased a 40% interest in an entity that owns and controls a portfolio of loans and real estate (“Structured Asset Joint Venture”). At January 31, 2014, the Company had an investment of $22.6 million in this Structured Asset Joint Venture.
Guarantees
The unconsolidated entities in which the Company has investments generally finance their activities with a combination of partner equity and debt financing. In some instances, the Company and its partners have guaranteed debt of certain unconsolidated entities which may include any or all of the following: (i) project completion including any cost overruns, in whole or in part, (ii) repayment guarantees, generally covering a percentage of the outstanding loan, (iii) indemnification of the lender as to environmental matters affecting the unconsolidated entity, (iv) a hazardous material indemnity that holds the lender harmless against any obligations for which the lender may incur liability resulting from the threat or presence of any hazardous or toxic substances at or near the property covered by a loan, and (v) indemnification of the lender from “bad boy acts” of the unconsolidated entity.

In some instances, the guarantees provided in connection with loans to an unconsolidated entity are joint and several. In these situations, the Company generally has a reimbursement agreement with its partner that provides that neither party is responsible for more than its proportionate share of the guarantee; however, if a joint venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, the Company may be liable for more than its proportionate share.
The Company believes that, as of January 31, 2014, in the event it becomes legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral should be sufficient to repay a significant portion of the obligation. If it is not, the Company and its partners would need to contribute additional capital to the venture. At January 31, 2014, the unconsolidated entities that have guarantees related to debt had loan commitments aggregating $424.8 million and had borrowed an aggregate of $89.8 million. The term of these guarantees generally range from 22 months to 48 months. The Company estimates that the maximum potential exposure under these guarantees, if the full amount of the loan commitments were borrowed, would be $424.8 million before any reimbursement from the Company's partners. Based on the amounts borrowed at January 31, 2014, the Company's maximum potential exposure under these guarantees is estimated to be approximately $89.8 million before any reimbursement from the Company's partners.
In addition, the Company has guaranteed approximately $11.5 million of ground lease payments and insurance deductibles for three joint ventures.
As of January 31, 2014, the estimated aggregate fair value of the guarantees was approximately $2.0 million. The Company has not made payments under any of the guarantees, nor has it been called upon to do so.
Variable Interest Entities
At January 31, 2014, the Company determined that three of its joint ventures were VIEs under the guidance within FASB Accounting Standards Codification ("ASC") 810, "Consolidation." The Company has, however, concluded that it was not the primary beneficiary of the VIEs because the power to direct the activities of these VIEs that most significantly impact their performance was shared by the Company and the VIEs' other members. Business plans, budgets and other major decisions are required to be unanimously approved by all members. Management and other fees earned by the Company are nominal and believed to be at market rates and there is no significant economic disproportionality between the Company and other members.
The information presented below regarding the investments, commitments and guarantees in unconsolidated entities deemed to be VIEs is also included in the information provided above. At January 31, 2014 and October 31, 2013, the Company's investments in its unconsolidated joint ventures deemed to be VIEs, which are included in "Investments in and advances to unconsolidated entities" in the accompanying Condensed Consolidated Balance Sheets, totaled $27.1 million and $22.9 million, respectively. At January 31, 2014, the maximum exposure of loss to the Company's investments in unconsolidated joint ventures that are VIEs is limited to its investment in the unconsolidated VIEs, except with regard to $37.7 million of additional commitments to the VIEs and $9.5 million of guarantees under ground lease agreements. At October 31, 2013, the maximum exposure to loss of the Company's investments in unconsolidated joint ventures that are VIEs is limited to its investment in the unconsolidated VIEs, except with regard to a $41.7 million additional commitment to fund the joint ventures and a $9.6 million guaranty of ground lease payments.
Joint Venture Condensed Financial Information
The condensed balance sheets, as of the dates indicated, and the condensed statements of operations and comprehensive income for the periods indicated, for the unconsolidated entities in which the Company has an investment, aggregated by type of business, are included below (in thousands). The column titled "Rental Property Joint Ventures" includes the Rental Apartment Joint Ventures and Toll Brothers Realty Trust and Trust II described above.

Condensed Balance Sheets:

	January 31, 2014
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Cash and cash equivalents	$29,003	$24,860	$32,191	$25,835	$111,889
Inventory	448,357	381,163	395		829,915
Non-performing loan portfolio				97,801	97,801
Rental properties			126,237		126,237
Rental properties under development			152,190		152,190
Real estate owned (“REO”)				190,217	190,217
Other assets (1)	10,330	68,288	13,412	155,925	247,955
Total assets	$487,690	$474,311	$324,425	$469,778	$1,756,204
Debt (1)	$139,801	$10,927	$195,642	$155,900	$502,270
Other liabilities	25,310	23,784	18,489	1,380	68,963
Members’ equity	322,579	439,600	110,294	124,999	997,472
Noncontrolling interest				187,499	187,499
Total liabilities and equity	$487,690	$474,311	$324,425	$469,778	$1,756,204
Company’s net investment in unconsolidated entities (2)	$157,293	$175,904	$74,843	$22,575	$430,615

	October 31, 2013
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Cash and cash equivalents	$30,826	$31,164	$35,014	$40,097	$137,101
Inventory	350,150	338,814	4,998		693,962
Non-performing loan portfolio				107,411	107,411
Rental properties			164,325		164,325
Rental properties under development			133,081		133,081
Real estate owned (“REO”)				202,259	202,259
Other assets (1)	12,700	70,180	18,526	155,921	257,327
Total assets	$393,676	$440,158	$355,944	$505,688	$1,695,466
Debt (1)	$135,200	$11,977	$235,226	$155,900	$538,303
Other liabilities	21,015	19,636	9,461	379	50,491
Members’ equity	237,461	408,545	111,257	139,764	897,027
Noncontrolling interest				209,645	209,645
Total liabilities and equity	$393,676	$440,158	$355,944	$505,688	$1,695,466
Company’s net investment in unconsolidated entities (2)	$142,448	$166,271	$68,711	$25,703	$403,133

(1)
Included in other assets of the Structured Asset Joint Venture at January 31, 2014 and October 31, 2013 is $155.9 million of restricted cash held in a defeasance account which will be used to repay debt of the Structured Asset Joint Venture.

(2)
Differences between the Company’s net investment in unconsolidated entities and its underlying equity in the net assets of the entities is primarily a result of the acquisition price of an investment in a land development joint venture in fiscal 2012 which was in excess of the Company's pro-rata share of the underlying equity, impairments related to the Company’s investments in unconsolidated entities, a loan made to one of the entities by the Company, interest capitalized on the Company's investment, and distributions from entities in excess of the carrying amount of the Company’s net investment.

Condensed Statements of Operations and Comprehensive Income:

	For the three months ended January 31, 2014
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$1,544	$11,581	$9,449	$283	$22,857
Cost of revenues	681	10,374	3,971	2,350	17,376
Other expenses	255	999	12,055	459	13,768
Total expenses	936	11,373	16,026	2,809	31,144
Gain on disposition of loans and REO				3,908	3,908
Income (loss) from operations	608	208	(6,577)	1,382	(4,379)
Other income	1	39	42,858	123	43,021
Net income	609	247	36,281	1,505	38,642
Less: income attributable to noncontrolling interest				(903)	(903)
Net income attributable to controlling interest	609	247	36,281	602	37,739
Other comprehensive income			786		786
Total comprehensive income	$609	$247	$37,067	$602	$38,525
Company’s equity in earnings (losses) of unconsolidated entities (3)	$(32)	$182	$23,750	$(985)	$22,915

	For the three months ended January 31, 2013
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$1,627	$8,970	$9,682	$9,705	$29,984
Cost of revenues	1,219	7,105	4,293	10,338	22,955
Other expenses	191	464	5,495	1,058	7,208
Total expenses	1,410	7,569	9,788	11,396	30,163
Gain on disposition of loans and REO				26,892	26,892
Income (loss) from operations	217	1,401	(106)	25,201	26,713
Other income	3	14	5	79	101
Net income (loss)	220	1,415	(101)	25,280	26,814
Less: income attributable to noncontrolling interest				(15,168)	(15,168)
Net income (loss) attributable to controlling interest	220	1,415	(101)	10,112	11,646
Other comprehensive income			302		302
Total comprehensive income	$220	$1,415	$201	$10,112	$11,948
Company’s equity in earnings (losses) of unconsolidated entities (3)	$(98)	$710	$558	$1,913	$3,083

(3)
Differences between the Company’s equity in earnings (losses) of unconsolidated entities and the underlying net income (loss) of the entities is primarily a result of prior impairments related to the Company’s investment in unconsolidated entities, distributions from entities in excess of the carrying amount of the Company’s net investment, and the Company’s share of the entities’ profits related to home sites purchased by the Company which reduces the Company’s cost basis of the home sites.

4. Investments in Distressed Loans and Foreclosed Real Estate
Investments in Distressed Loans
The Company’s investments in distressed loans consisted of the following as of the dates indicated (amounts in thousands):

	January 31, 2014	October 31, 2013
Unpaid principal balance	$36,465	$63,381
Discount on acquired loans	(17,212)	(27,007)
Carrying value	$19,253	$36,374
The Company's investments in distressed loans includes performing loans and non-performing loans and also includes investments in loan participations classified as secured borrowings under ASC 860, "Transfers and Servicing."
For acquired distressed loans where it is probable that the Company will collect less than the contractual amounts due under the terms of the loan based, at least in part, on the assessment of the credit quality of the borrowers, the loans are accounted for under ASC 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). Under ASC 310-30, provided the Company does not presently have the intention to utilize real estate secured by the loans for use in its operations or to significantly improve the collateral for resale, the amount by which the future cash flows expected to be collected at the acquisition date exceeds the estimated fair value of the loan, or accretable yield, is recognized in "Other income - net" over the estimated remaining life of the loan using a level yield methodology. The difference between the contractually required payments of the loan as of the acquisition date and the total cash flows expected to be collected, or nonaccretable difference, is not recognized.
The accretable yield activity for the Company’s investments in distressed loans accounted for under ASC 310-30 for the three-month periods ended January 31, 2014 and 2013 was as follows (amounts in thousands):

	Three months ended January 31,
	2014	2013
Balance, beginning of period	$6,606	$17,196
Additions	169
Deletions	(3,183)	(2,387)
Accretion	(502)	(1,403)
Balance, end of period	$3,090	$13,406
Additions primarily represent the reclassification to accretable yield from nonaccretable yield and the impact of impairments. Deletions primarily represent loan dispositions, which include foreclosure of the underlying collateral and resulting removal of the loans from the accretable yield portfolios, and reclassifications from accretable yield to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income are based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continues to gather additional information regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in the three-month periods ended January 31, 2014 and 2013 is not necessarily indicative of future results.
The Company may acquire distressed loans where it has determined that (1) it is possible to collect all contractual amounts due under the terms of the loan, (2) it expects to utilize the real estate secured by the loans in its operations, or (3) forecasted cash flows cannot be reasonably estimated. For non-performing loans acquired meeting any of these conditions, in accordance with ASC 310-10, "Receivable," ("ASC 310-10"), the loans are classified as nonaccrual and interest income is not recognized. When a loan is classified as nonaccrual, any subsequent cash receipt is accounted for using the cost recovery method. For performing loans, payments are applied to principal and interest in accordance with the terms of the loan when received. As of January 31, 2014 and October 31, 2013, the Company had investments in non-performing loans, accounted for in accordance with ASC 310-10, of $11.7 million and $21.4 million, respectively. At October 31, 2013, the Company had investments in performing loans of $0.8 million. The Company had no investments in performing loans as of January 31, 2014.

Foreclosed Real Estate Owned (REO)
The table below provides, for the periods indicated, the activity in REO (amounts in thousands):

	Three months ended January 31,
	2014	2013
Balance, beginning of period	$72,972	$58,353
Additions	7,165	11,040
Sales	(808)	(439)
Impairments		(15)
Depreciation	(62)	(175)
Balance, end of period	$79,267	$68,764
As of January 31, 2014, approximately $18.9 million and $60.4 million of REO was classified as held-for-sale and held-and-used, respectively. As of January 31, 2013, approximately $5.9 million and $62.8 million of REO was classified as held-for-sale and held-and-used, respectively. For the three-month periods ended January 31, 2014 and 2013, the Company recorded gains of $1.5 million and $0.6 million, respectively, from acquisitions of REO through foreclosure.
General
The Company’s earnings from Gibraltar's operations, excluding its investment in the Structured Asset Joint Venture, are included in "Other income - net" in its Condensed Consolidated Statements of Operations. In the three-month periods ended January 31, 2014 and 2013, the Company recognized $4.3 million and $0.2 million of earnings (excluding earnings from its investment in the Structured Asset Joint Venture), respectively, from Gibraltar's operations.
5. Credit Facilities, Senior Notes and Mortgage Company Loan Facility
Credit Facility
On August 1, 2013, the Company entered into an $1.035 billion (“Aggregate Credit Commitment”) unsecured, five-year Credit Facility with 15 banks which extends to August 1, 2018. Up to 75% of the Aggregate Credit Commitment is available for letters of credit. The Credit Facility has an accordion feature under which the Company may, subject to certain conditions set forth in the agreement, increase the Credit Facility up to a maximum aggregate amount of $2.0 billion. The Company may select interest rates for the Credit Facility equal to (i) LIBOR plus an applicable margin or (ii) the lenders' base rate plus an applicable margin, which in each case is based on the Company's credit rating and leverage ratio. The Company is obligated to pay an undrawn commitment fee which is based on the average daily unused amount of the Aggregate Credit Commitment and the Company's credit ratings and leverage ratio. Any proceeds from borrowings under the Credit Facility may be used for general corporate purposes.
Under the terms of the Credit Facility, the Company is not permitted to allow its maximum leverage ratio (as defined in the Credit Agreement) to exceed 1.75 to 1.00 and is required to maintain a tangible net worth (as defined in the Credit Facility) of no less than approximately $2.42 billion. Under the terms of the Credit Agreement, at January 31, 2014, the Company’s leverage ratio was approximately 0.51 to 1.00 and its tangible net worth was approximately 3.57 billion. Based upon the minimum tangible net worth requirement at January 31, 2014, the Company’s ability to repurchase its common stock is limited to approximately 1.67 billion.
At January 31, 2014, the Company had no outstanding borrowings under the Credit Facility but had outstanding letters of credit of approximately $71.1 million. As part of the Shapell acquisition, the Company borrowed $370 million under the Credit Facility on February 3, 2014. The Company repaid $170 million of the borrowing on February 12, 2014 and the remainder was repaid on February 26, 2014.
Term Loan Facility and 364-Day Facility
In February 2014, the Company entered into a Term Loan Facility and a 364-Day Facility. See Note 1 - "Significant Accounting Policies - Subsequent Events" for more information.

Senior Notes
At January 31, 2014, the Company, through Toll Brothers Finance Corp, had nine issues of Senior Notes outstanding with an aggregate principal amount of $2.93 billion.
In November 2013, the Company issued $350 million principal amount of 4.0% Senior Notes due 2018 (the “4.0% Senior Notes”) and $250 million principal amount of 5.625% Senior Notes due 2024 (the “5.625% Senior Notes”). The Company received $596.2 million of net proceeds from the issuance of the 4.0% Senior Notes and the 5.625% Senior Notes.
In September 2013, the Company repaid the $104.8 million of outstanding 5.95% Senior Notes due September 15, 2013.
On April 3, 2013, the Company issued $300 million principal amount of 4.375% Senior Notes due 2023 (the "4.375% Senior Notes") at par. The Company received $298.1 million of net proceeds from this issuance of 4.375% Senior Notes.
On May 13, 2013, the Company issued an additional $100.0 million principal amount of 4.375% Senior Notes at a price equal to 103% of par value. The Company received $102.3 million of net proceeds from this additional issuance of 4.375% Senior Notes.
In November 2012, the Company repaid the $59.1 million of outstanding 6.875% Senior Notes due November 15, 2012.
Mortgage Company Loan Facility
In July 2013, TBI Mortgage Company (“TBI Mortgage”), the Company's wholly-owned mortgage subsidiary, amended its Master Repurchase Agreement (the “Repurchase Agreement”) with Comerica Bank. The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by TBI Mortgage and it is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” The Repurchase Agreement, as amended, provides for loan purchases of up to $50 million, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $75 million for a short period of time. The Repurchase Agreement, as amended, expires on July 22, 2014 and bears interest at LIBOR plus 2.00% per annum, with a minimum rate of 3.00%. At January 31, 2014, the Company had $51.5 million of outstanding borrowings under the Repurchase Agreement.
6. Accrued Expenses
Accrued expenses at January 31, 2014 and October 31, 2013 consisted of the following (amounts in thousands):

	January 31, 2014	October 31, 2013
Land, land development and construction	$135,523	$152,674
Compensation and employee benefits	107,080	111,561
Insurance and litigation	91,820	89,104
Warranty	42,688	43,819
Interest	46,500	25,675
Commitments to unconsolidated entities	4,260	3,804
Other	88,226	96,350
	$516,097	$522,987
The Company accrues for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Warranty costs are accrued based upon historical experience. The table below provides, for the periods indicated, a reconciliation of the changes in the Company’s warranty accrual (amounts in thousands):

	Three months ended January 31,
	2014	2013
Balance, beginning of period	$43,819	$41,706
Additions – homes closed during the period	3,097	2,289
Increase (decrease) in accruals for homes closed in prior periods	344	(267)
Charges incurred	(4,572)	(2,487)
Balance, end of period	$42,688	$41,241

7. Income Taxes
The table below provides, for the periods indicated, reconciliations of the Company’s effective tax rate from the federal statutory tax rate (amounts in thousands):

	Three months ended January 31,
	2014		2013
	$	%*	$	%*
Federal tax provision at statutory rate	24,932	35.0	2,914	35.0
State tax provision, net of federal benefit	2,985	4.2	346	4.2
Domestic production activities deduction	(1,833)	(2.6)
Other permanent differences	(1,014)	(1.4)
Valuation allowance – reversed	(448)	(0.6)	(216)	(2.6)
Accrued interest on anticipated tax assessments	786	1.1	1,166	14.0
Other	247	0.3	(316)	(3.8)
Income tax provision	25,655	36.0	3,894	46.8
* Due to rounding, amounts may not add.
The Company currently operates in 20 states and is subject to various state tax jurisdictions. The Company estimates its state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and the Company’s ability to utilize certain tax-saving strategies. Based on the Company’s estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on the Company’s tax strategies, the Company estimated its rate for state income taxes at 6.5% for fiscal 2014 and 2013.
For state tax purposes, due to past and projected losses in certain jurisdictions where the Company does not have carryback potential and/or cannot sufficiently forecast future taxable income, the Company has recognized net cumulative valuation allowances against its state deferred tax assets of $55.3 million and $55.7 million as of January 31, 2014 and October 31, 2013, respectively.
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
Information regarding the amount of total stock-based compensation expense and tax benefit recognized by the Company, for the periods indicated, is as follows (amounts in thousands):

	Three months ended January 31,
	2014	2013
Total stock-based compensation expense recognized	$7,669	$5,684
Income tax benefit recognized	$2,972	$2,079
At January 31, 2014 and October 31, 2013, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $37.8 million and $19.9 million, respectively.
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
The weighted-average assumptions and the fair value used for stock option grants in fiscal 2014 and 2013 were as follows:

	2014	2013
Expected volatility	36.44% - 44.71%	44.04% - 48.13%
Weighted-average volatility	42.71%	46.70%
Risk-free interest rate	1.45% - 2.71%	0.64% - 1.56%
Expected life (years)	4.55 - 9.02	4.48 - 8.88
Dividends	none	none
Weighted-average grant date fair value per share of options granted	$14.26	$13.05
Stock compensation expense, related to stock options, for the periods indicated, was as follows (amounts in thousands):

	2014	2013
Three months ended January 31,	$4,030	$3,475
Performance-Based Restricted Stock Units
The Executive Compensation Committee of the Company’s Board of Directors ("Executive Compensation Committee") approved awards of Performance-Based RSUs relating to shares of the Company’s common stock to certain of its senior management. The Performance-Based RSUs are based on the attainment of certain performance metrics of the Company in the fiscal year of grant if the performance targets are met. The number of shares underlying the Performance-Based RSUs that will be issued to the recipients may range from 90% to 110% of the base award depending on actual performance as compared to the target performance goals. The Performance-Based RSUs vest over a four-year period provided the recipients continue to be employed by the Company or serve on the board of directors of the Company (as applicable) as specified in the award document.
The value of the Performance-Based RSUs was determined to be equal to the estimated number of shares of the Company’s common stock to be issued multiplied by the closing price of the Company’s common stock on the New York Stock Exchange ("NYSE") on the later of the date the performance goals were approved by the Executive Compensation Committee, or on the date the Performance-Based RSUs were granted ("Valuation Date"). The Company evaluates the performance goals quarterly and estimates the number of shares underlying the Performance-Based RSUs that are probable of being issued. Information regarding the issuance, valuation assumptions and amortization of the Company’s Performance-Based RSUs issued in fiscal 2014 and 2013 is provided below.

	2014	2013
Number of shares underlying Performance-Based RSUs to be issued	288,667	302,511
Closing price of the Company’s common stock on Valuation Date	$35.16	$37.78
Aggregate fair value of Performance-Based RSUs to be issued (in thousands)	$10,150	$11,429
Performance-Based RSU expense recognized in the three months ended January 31, (in thousands)	$2,071	$514
Note: The fiscal 2014 number of shares underlying Performance-Based RSUs to be issued and their aggregate fair value is estimated.

Information regarding the aggregate number of outstanding Performance-Based RSUs and the aggregate unamortized value of the outstanding Performance-Based RSUs, as of the date indicated, is provided below.

	January 31, 2014	October 31, 2013
Aggregate outstanding Performance-Based RSUs	961,354	672,687
Cumulative unamortized value of Performance-Based RSUs (in thousands)	$16,198	$8,120
Stock Price-Based Restricted Stock Units
Information regarding the amortization of the Company’s Stock Price-Based RSUs, for the periods indicated, is provided below (amounts in thousands):

	2014	2013
Three months ended January 31,	$231	$562
Information regarding the aggregate number of outstanding Stock Price-Based RSUs and aggregate unamortized value of the outstanding Stock Price-Based RSUs, as of the date indicated, is provided below:

	January 31, 2014	October 31, 2013
Aggregate outstanding Stock Price-Based RSUs	—	306,000
Cumulative unamortized value of Stock Price-Based RSUs (in thousands)	$—	$231

In December 2013 and 2012, the Company distributed 306,000 and 200,000 shares, respectively, of stock pursuant to a Stock Price-Based RSU award.

Non-Performance Based Restricted Stock Units
The Company issued RSUs to various officers, employees and non-employee directors. The value of the RSUs was determined to be equal to the number of shares of the Company’s common stock to be issued pursuant to the RSUs, multiplied by the closing price of the Company’s common stock on the NYSE on the date the RSUs were awarded. Information regarding these RSUs issued in the three months ended January 31, 2014 and 2013 is as follows:

	2014	2013
Number of RSUs issued	99,336	94,080
Closing price of the Company’s common stock on date of issuance	$35.16	$32.22
Aggregate fair value of RSUs issued (in thousands)	$3,493	$3,031
Information regarding the amortization of the Company’s RSUs, for the periods indicated, is as follows (amounts in thousands):

	2014	2013
Three months ended January 31,	$1,311	$1,112

Information regarding the aggregate number of outstanding RSUs and aggregate unamortized value of the outstanding RSUs, as of the date indicated, is as follows:

	January 31, 2014	October 31, 2013
Aggregate outstanding RSUs	307,798	225,252
Cumulative unamortized value of RSUs (in thousands)	$3,852	$1,706

9. Employee Retirement Plans
The Company has two unfunded supplemental retirement plans (“SERPs”). The table below provides, for the periods indicated, costs recognized and payments made related to its SERPs (amounts in thousands):

	Three months ended January 31,
	2014	2013
Service cost	$118	$118
Interest cost	318	261
Amortization of prior service obligation	161	210
Amortization of unrecognized losses	3	36
Total costs	$600	$625
Benefits paid	$233	$233
10. Accumulated Other Comprehensive (Loss) Income
The tables below provide, for the periods indicated, the components of accumulated other comprehensive (loss) income (amounts in thousands):

	Three months ended January 31, 2014
	Employee retirement plans	Available-for-sale securities	Derivative instruments	Total
Balance, beginning of period	$(2,112)	$(5)	$(270)	$(2,387)
Other comprehensive (loss) income before reclassifications	(77)	(29)	393	287
Gross amounts reclassified from accumulated other comprehensive income (loss)	164	(21)		143
Income tax (expense) benefit	(34)	19	(152)	(167)
Other comprehensive income (loss), net of tax	53	(31)	241	263
Balance, end of period	$(2,059)	$(36)	$(29)	$(2,124)

	Three months ended January 31, 2013
	Employee retirement plans	Available-for-sale securities	Derivative instruments	Total
Balance, beginning of period	$(4,446)	$180	$(553)	$(4,819)
Other comprehensive (loss) income before reclassifications	(519)	138	151	(230)
Gross amounts reclassified from accumulated other comprehensive income (loss)	247			247
Income tax (expense) benefit	99	(42)	(58)	(1)
Other comprehensive income (loss), net of tax	(173)	96	93	16
Balance, end of period	$(4,619)	$276	$(460)	$(4,803)
Reclassifications for the amortization of the employee retirement plans are included in "Selling, general and administrative" expense in the Condensed Consolidated Statements of Operations. See Note 9 for additional information.
Reclassifications for the realized loss on available-for-sale securities are included in "Other income - net" in the Condensed Consolidated Statements of Operations.

11. Stock Issuance & Stock Repurchase Program

Stock Issuance

In November 2013, in anticipation of the Shapell acquisition, the Company issued 7.2 million shares of its common stock, par value $0.01 per share, at a price to the public of $32.00 per share. The Company received $220.4 million of net proceeds from the issuance.
Stock Repurchase Program
In March 2003, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans.
The table below provides, for the periods indicated, information about the Company’s share repurchase program:

	Three months ended January 31,
	2014	2013
Number of shares purchased (in thousands)	3	3
Average price per share	$33.23	$32.59
Remaining authorization at January 31 (in thousands)	8,266	8,764
12. Income per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of income per share, common stock equivalents, weighted-average number of anti-dilutive options and shares issued (amounts in thousands except per share amounts):

	Three months ended January 31,
	2014	2013
Numerator:
Net income as reported	$45,580	$4,432
Plus: Interest and costs attributable to 0.5% Exchangeable Senior Notes, net of income tax benefit	397
Numerator for diluted earnings per share	$45,977	$4,432

Denominator:
Basic weighted-average shares	176,474	169,064
Common stock equivalents (a)	2,556	2,839
Shares attributable to 0.5% Exchangeable Senior Notes	5,858
Diluted weighted-average shares	184,888	171,903

Other information:
Weighted-average number of anti-dilutive options and restricted stock units (b)	1,602	980
Shares issued under stock incentive and employee stock purchase plans	1,013	523

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
Financial Instruments
The table below provides, as of the date indicated, a summary of assets (liabilities) related to the Company’s financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	January 31, 2014	October 31, 2013
Corporate Securities	Level 2	$13,017	$52,508
Residential Mortgage Loans Held for Sale	Level 2	$58,131	$113,517
Forward Loan Commitments—Residential Mortgage Loans Held for Sale	Level 2	$(191)	$(496)
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(121)	$(181)
Forward Loan Commitments—IRLCs	Level 2	$121	$181
At January 31, 2014 and October 31, 2013, the carrying value of cash and cash equivalents and restricted cash approximated fair value.
Mortgage Loans Held for Sale
The table below provides, as of the date indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Excess
At January 31, 2014	$57,421	$58,131	$710
At October 31, 2013	$111,896	$113,517	$1,621
At the end of the reporting period, the Company determines the fair value of its mortgage loans held for sale and the forward loan commitments it has entered into as a hedge against the interest rate risk of its mortgage loans using the market approach to determine fair value. The evaluation is based on the current market pricing of mortgage loans with similar terms and values as of the reporting date and by applying such pricing to the mortgage loan portfolio. The Company recognizes the difference between the fair value and the unpaid principal balance of mortgage loans held for sale as a gain or loss. In addition, the Company recognizes the fair value of its forward loan commitments as a gain or loss. These gains and losses are included in "Other income - net". Interest income on mortgage loans held for sale is calculated based upon the stated interest rate of each loan and is included in "Other income - net".

IRLCs represent individual borrower agreements that commit the Company to lend at a specified price for a specified period as long as there is no violation of any condition established in the commitment contract. These commitments have varying degrees of interest rate risk. The Company utilizes best-efforts forward loan commitments (“Forward Commitments”) to hedge the interest rate risk of the IRLCs and residential mortgage loans held for sale. Forward Commitments represent contracts with third-party investors for the future delivery of loans whereby the Company agrees to make delivery at a specified future date at a specified price. The IRLCs and Forward Commitments are considered derivative financial instruments under ASC 815, “Derivatives and Hedging,” which requires derivative financial instruments to be recorded at fair value. The Company estimates the fair value of such commitments based on the estimated fair value of the underlying mortgage loan and, in the case of IRLCs, the probability that the mortgage loan will fund within the terms of the IRLC. The fair values of IRLCs and forward loan commitments are included in either "Receivables, prepaid expenses and other assets" or "Accrued expenses", as appropriate. To manage the risk of non-performance of investors regarding the Forward Commitments, the Company assesses the credit worthiness of the investors on a periodic basis.
Marketable Securities
The table below provides, as of the date indicated, the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of marketable securities (amounts in thousands):

	January 31, 2014	October 31, 2013
Amortized cost	$13,061	$52,502
Gross unrealized holding gains	3	71
Gross unrealized holding losses	(47)	(65)
Fair value	$13,017	$52,508

The estimated fair values of corporate securities are based on quoted prices provided by brokers. The remaining contractual maturities of marketable securities as of January 31, 2014 ranged from 3 months to 22 months.
Inventory
The Company recognizes inventory impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory was determined using Level 3 criteria. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. See Note 1, “Significant Accounting Policies, Inventory” in the audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended October 31, 2013 for additional information regarding the Company’s methodology on determining fair value. As further discussed in Note 1 in the Company's Annual Report on Form 10-K, determining the fair value of a community's inventory involves a number of variables, many of which are interrelated. If the Company used a different input for any of the various unobservable inputs used in its impairment analysis, the results of the analysis may have been different, absent any other changes. The table below summarizes, for the periods indicated, the ranges of certain quantitative unobservable inputs utilized in determining the fair value of impaired communities:

	Selling price per unit (in thousands)	Sales pace per year (in units)	Discount rate
Three months ended January 31, 2014	$388 - $405	21 - 23	16.6%
Three months ended October 31, 2013	$315 - $362	2 - 7	15.0%
Three months ended July 31, 2013	$475 - $500	2	15.0%
Three months ended April 30, 2013	—	—	—%
Three months ended January 31, 2013	$303 - $307	15	15.3%

The table below provides, for the periods indicated, the fair value of operating communities whose carrying value was adjusted and the amount of impairment charges recognized ($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges
Fiscal 2014:
January 31	67	1	$7,131	$1,300
				$1,300
Fiscal 2013:
January 31	60	2	$5,377	$700
April 30	79	1	$749	340
July 31	76	1	$191	100
October 31	63	2	$6,798	2,200
				$3,340
Investments in Distressed Loans and REO
Gibraltar’s investments in distressed loans were recorded at estimated fair value at inception based on the acquisition price as determined by Level 3 inputs and was based on the estimated future cash flows to be generated by the loans discounted at the rates used to value the loans at the acquisition dates. The table below provides, as of the date indicated, the carrying amount and estimated fair value of distressed loans (amounts in thousands):

	January 31, 2014	October 31, 2013
Carrying amount	$19,253	$36,374
Estimated fair value	$23,240	$45,355
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
Debt
The table below provides, as of the date indicated, the book value and estimated fair value of the Company’s debt (amounts in thousands):

		January 31, 2014		October 31, 2013
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (a)	Level 2	$158,606	$158,097	$107,222	$106,988
Senior notes (b)	Level 1	2,925,336	3,084,026	2,325,336	2,458,737
Mortgage company warehouse loan (c)	Level 2	51,470	51,470	75,000	75,000
		$3,135,412	$3,293,593	$2,507,558	$2,640,725

(a)
The estimated fair value of loans payable was based upon interest rates that the Company believed were available to it for loans with similar terms and remaining maturities as of the applicable valuation date.

(b)	The estimated fair value of the Company’s senior notes is based upon their indicated market prices.

(c)	The Company believes that the carrying value of its mortgage company warehouse loan borrowings approximates their fair value.

14. Other Income - Net
The table below provides, for the periods indicated, the components of other income - net (amounts in thousands):

	Three months ended January 31,
	2014	2013
Interest income	$1,064	$1,475
Income from ancillary businesses	1,613	1,278
Gibraltar	4,332	151
Management fee income	1,227	327
Retained customer deposits	888	678
Land sales, net	6,258	145
Other	1,159	572
Total other income - net	$16,541	$4,626
Included in "Land sales, net" is $2.9 million of previously deferred gains on the Company's initial sales of the properties to Trust II as further described in Note 3 - "Investments in and Advances to Unconsolidated Entities."
Income from ancillary businesses includes the activity of the Company’s non-core businesses which include its mortgage, title, landscaping, security monitoring, and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for the Company’s non-core ancillary businesses (amounts in thousands):

	Three months ended January 31,
	2014	2013
Revenue	$20,940	$16,641
Expense	$19,327	$15,363
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
Investments in and Advances to Unconsolidated Entities
At January 31, 2014, the Company had investments in and advances to a number of unconsolidated entities, was committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 3, “Investments in and Advances to Unconsolidated Entities,” for more information regarding the Company’s commitments to these entities.
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

Information regarding the Company’s land purchase commitments, excluding the Shapell acquisition, as of the date indicated, is provided in the table below (amounts in thousands):

	January 31, 2014	October 31, 2013
Aggregate purchase commitments:
Unrelated parties	$1,155,798	$1,301,987
Unconsolidated entities that the Company has investments in	12,552	61,738
Total	$1,168,350	$1,363,725
Deposits against aggregate purchase commitments	$76,814	$76,986
Additional cash required to acquire land	1,091,536	1,286,739
Total	$1,168,350	$1,363,725
Amount of additional cash required to acquire land in accrued expenses	$1,753	$1,439
In addition, the Company expects to purchase approximately 3,800 additional home sites from several joint ventures in which it has interests. The purchase prices of these home sites will be determined at a future date.
At January 31, 2014, the Company had purchase commitments to acquire land for apartment developments of approximately $56.0 million, of which it had outstanding deposits in the amount of $2.5 million.
The Company has additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since it does not believe that it will complete the purchase of these land parcels and no additional funds will be required from the Company to terminate these contracts.
Surety Bonds and Letters of Credit
At January 31, 2014, the Company had outstanding surety bonds amounting to $427.1 million, primarily related to its obligations to governmental entities to construct improvements in the Company’s communities. The Company estimates that $281.4 million of work remains on these improvements. The Company has an additional $70.8 million of surety bonds outstanding that guarantee other obligations of the Company. The Company believes it is not probable that any outstanding bonds will be drawn upon.
At January 31, 2014, the Company had outstanding letters of credit of $83.6 million, including $71.1 million under its Credit Facility and $12.5 million collateralized by restricted cash. These letters of credit were issued to secure various financial obligations of the Company including insurance policy deductibles and other claims, land deposits and security to complete improvements in communities which it is operating. The Company believes it is not probable that any outstanding letters of credit will be drawn upon.
Acquisition of Shapell Industries, Inc.
On February 4, 2014, the Company completed its previously announced acquisition of Shapell. See Note 1 - "Significant Accounting Policies - Subsequent Events" for more information regarding this acquisition.
Backlog
At January 31, 2014, the Company had agreements of sale outstanding to deliver 3,667 homes with an aggregate sales value of $2.69 billion.
Mortgage Commitments
The Company’s mortgage subsidiary provides mortgage financing for a portion of the Company’s home closings. For those home buyers to whom the Company’s mortgage subsidiary provides mortgages, it determines whether the home buyer qualifies for the mortgage based upon information provided by the home buyer and other sources. For those home buyers that qualify, the Company’s mortgage subsidiary provides the home buyer with a mortgage commitment that specifies the terms and conditions of a proposed mortgage loan based upon then-current market conditions. Prior to the actual closing of the home and funding of the mortgage, the home buyer will lock in an interest rate based upon the terms of the commitment. At the time of rate lock, the Company’s mortgage subsidiary agrees to sell the proposed mortgage loan to one of several outside recognized mortgage financing institutions (“investors”) that is willing to honor the terms and conditions, including interest rate, committed to the home buyer. The Company believes that these investors have adequate financial resources to honor their commitments to its mortgage subsidiary.

Information regarding the Company’s mortgage commitments, as of the date indicated, is provided in the table below (amounts in thousands):

	January 31, 2014	October 31, 2013
Aggregate mortgage loan commitments:
IRLCs	$254,179	$247,995
Non-IRLCs	659,968	645,288
Total	$914,147	$893,283
Investor commitments to purchase:
IRLCs	$254,179	$247,995
Mortgage loans receivable	53,623	107,873
Total	$307,802	$355,868
16. Information on Operating Segments
At October 31, 2013, the Company determined that it operates in two segments: Traditional Home Building and Urban Infill ("City Living"). Amounts reported in the prior period have been reclassified to conform to the current period.
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
North:    Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey and New York
Mid-Atlantic:    Delaware, Maryland, Pennsylvania and Virginia
South:    Florida, North Carolina, South Carolina and Texas
West:    Arizona, California, Colorado, Nevada and Washington

Revenue and income (loss) before income taxes for each of the Company’s reportable segments, for the periods indicated, were as follows (amounts in thousands):

	Three months ended January 31,
	2014	2013
Revenues:
Traditional Home Building:
North	$127,644	$82,319
Mid-Atlantic	169,096	129,591
South	150,559	87,185
West	186,226	112,595
Traditional Home Building	633,525	411,690
City Living	10,156	12,911
Total	$643,681	$424,601

Income (loss) before income taxes:
Traditional Home Building:
North	$8,346	$4,720
Mid-Atlantic	21,551	14,850
South	17,368	2,814
West	34,668	8,047
Traditional Home Building	81,933	30,431
City Living	(1,058)	2,697
Corporate and other	(9,640)	(24,802)
Total	$71,235	$8,326
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
Total assets for each of the Company’s geographic segments, as of the date indicated, are shown in the table below (amounts in thousands).

	January 31, 2014	October 31, 2013
Traditional Home Building:
North	$1,000,985	$963,597
Mid-Atlantic	1,254,409	1,231,438
South	1,126,470	953,955
West	1,547,449	1,290,388
Traditional Home Building	4,929,313	4,439,378
City Living	781,698	674,302
Corporate and other	2,049,244	1,713,779
Total	$7,760,255	$6,827,459
"Corporate and other" is comprised principally of cash and cash equivalents, marketable securities, restricted cash, deferred tax assets and the assets of the Company’s Gibraltar investments, manufacturing facilities and mortgage subsidiary.

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

	Net Carrying Value		Impairments
	At January 31,	At October 31,	Three months ended January 31,
	2014	2013	2014	2013
Inventory:
Land controlled for future communities:
Traditional Home Building:
North	$14,937	$16,267	$180	$88
Mid-Atlantic	28,172	29,423	246	16
South	15,163	14,606	249	355
West	169,919	13,371	7	(450)
Traditional Home Building	228,191	73,667	682	9
City Living	26,358	26,135
	254,549	99,802	682	9

Land owned for future communities:
Traditional Home Building:
North	177,321	135,282
Mid-Atlantic	285,761	308,585
South	254,989	158,457
West	460,963	448,125
Traditional Home Building	1,179,034	1,050,449	—	—
City Living	312,171	237,181
	1,491,205	1,287,630	—	—

Operating communities:
Traditional Home Building:
North	788,391	785,175	1,300	500
Mid-Atlantic	911,138	866,256
South	729,757	690,302
West	819,421	697,573		200
Traditional Home Building	3,248,707	3,039,306	1,300	700
City Living	241,186	223,674
	3,489,893	3,262,980	1,300	700
Total	$5,235,647	$4,650,412	$1,982	$709

Investments in and advances to unconsolidated entities:
Traditional Home Building:
Mid-Atlantic	$11,850	$11,850
South	91,097	50,452
West	84,502	110,467
Traditional Home Building	187,449	172,769	—	—
City Living	145,748	135,950
Corporate and other	97,418	94,414
Total	$430,615	$403,133	$—	$—

17. Supplemental Disclosure to Condensed Statements of Cash Flows
The following are supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2014 and 2013 (amounts in thousands):

	2014	2013
Cash flow information:
Interest capitalized, net of amount paid	$17,359	$6,801
Income tax payment	$4,961
Income tax refunds		$469
Non-cash activity:
Cost of inventory acquired through seller financing or municipal bonds, net	$60,661	$15,998
Reduction in inventory for Company's share of earnings in land purchased from unconsolidated entities	$2,342
Miscellaneous decreases in inventory		$(144)
Defined benefit plan amendment	$77	$519
Increase in accrued expenses related to Stock Price-Based RSUs paid	$4,968	$2,939
Increase in investments in unconsolidated entities due to increase in letters of credit or accrued liabilities		$(24)
Transfer of inventory to investment in unconsolidated entities	$700
Unrealized gain on derivative held by equity investee	$393	$151
Increase in investments in unconsolidated entities for change in the fair value of debt guarantees	$430
Miscellaneous (decreases) increases to investments in unconsolidated entities	$(450)	$86
18. Supplemental Guarantor Information
A 100% owned subsidiary of the Company, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following Senior Notes (amounts in thousands):

	Original Amount Issued	Amount outstanding at January 31, 2014

4.95% Senior Notes due 2014	$300,000	$267,960
5.15% Senior Notes due 2015	$300,000	$300,000
8.91% Senior Notes due 2017	$400,000	$400,000
6.75% Senior Notes due 2019	$250,000	$250,000
5.875% Senior Notes due 2022	$419,876	$419,876
4.375% Senior Notes due 2023	$400,000	$400,000
0.5% Exchangeable Senior Notes due 2032	$287,500	$287,500
4.0% Senior Notes due 2018	$350,000	$350,000
5.625% Senior Notes due 2024	$250,000	$250,000
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

Condensed Consolidating Balance Sheet at January 31, 2014:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	1,070,746	119,743	—	1,190,489
Marketable securities			2,990	10,027		13,017
Restricted cash	15,196		15,744	1,235		32,175
Inventory			5,137,927	97,720		5,235,647
Property, construction and office equipment, net			116,490	14,700		131,190
Receivables, prepaid expenses and other assets	18	19,460	114,645	122,200	(16,289)	240,034
Mortgage loans held for sale				58,131		58,131
Customer deposits held in escrow			45,834			45,834
Investments in and advances to unconsolidated entities			152,929	277,686		430,615
Investments in distressed loans				19,253		19,253
Investments in foreclosed real estate				79,267		79,267
Investments in and advances to consolidated entities	3,421,229	2,953,186	4,740		(6,379,155)	—
Deferred tax assets, net of valuation allowances	284,603					284,603
	3,721,046	2,972,646	6,662,045	799,962	(6,395,444)	7,760,255
LIABILITIES AND EQUITY
Liabilities:
Loans payable			158,606			158,606
Senior notes		2,885,496			36,355	2,921,851
Mortgage company warehouse loan				51,470		51,470
Customer deposits			218,747			218,747
Accounts payable			166,266	20		166,286
Accrued expenses	37	46,176	333,601	152,942	(16,659)	516,097
Advances from consolidated entities			2,414,287	576,405	(2,990,692)	—
Income taxes payable	99,825					99,825
Total liabilities	99,862	2,931,672	3,291,507	780,837	(2,970,996)	4,132,882
Equity:
Stockholders’ equity:
Common stock	1,776		48	3,006	(3,054)	1,776
Additional paid-in capital	683,965	49,400		1,734	(51,134)	683,965
Retained earnings (deficits)	2,937,583	(8,426)	3,370,542	8,144	(3,370,260)	2,937,583
Treasury stock, at cost	(81)					(81)
Accumulated other comprehensive loss	(2,059)		(52)	(13)		(2,124)
Total stockholders’ equity	3,621,184	40,974	3,370,538	12,871	(3,424,448)	3,621,119
Noncontrolling interest				6,254		6,254
Total equity	3,621,184	40,974	3,370,538	19,125	(3,424,448)	3,627,373
	3,721,046	2,972,646	6,662,045	799,962	(6,395,444)	7,760,255

Condensed Consolidating Balance Sheet at October 31, 2013:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	670,102	102,870	—	772,972
Marketable securities			42,491	10,017		52,508
Restricted cash	15,182		16,007	847		32,036
Inventory			4,625,252	25,160		4,650,412
Property, construction and office equipment, net			116,809	14,511		131,320
Receivables, prepaid expenses and other assets	33	15,675	101,321	131,701	(19,435)	229,295
Mortgage loans held for sale				113,517		113,517
Customer deposits held in escrow			46,888			46,888
Investments in and advances to unconsolidated entities			175,159	227,974		403,133
Investments in distressed loans				36,374		36,374
Investments in foreclosed real estate				72,972		72,972
Investments in and advances to consolidated entities	3,113,203	2,334,503	4,740		(5,452,446)	—
Deferred tax assets, net of valuation allowances	286,032					286,032
	3,414,450	2,350,178	5,798,769	735,943	(5,471,881)	6,827,459
LIABILITIES AND EQUITY
Liabilities:
Loans payable			107,222			107,222
Senior notes		2,282,719			38,723	2,321,442
Mortgage company warehouse loan				75,000		75,000
Customer deposits			212,669			212,669
Accounts payable			167,733	54		167,787
Accrued expenses		25,045	355,590	161,402	(19,050)	522,987
Advances from consolidated entities			1,627,130	467,929	(2,095,059)	—
Income taxes payable	81,188					81,188
Total liabilities	81,188	2,307,764	2,470,344	704,385	(2,075,386)	3,488,295
Equity:
Stockholders’ equity:
Common stock	1,694		48	3,006	(3,054)	1,694
Additional paid-in capital	441,677	49,400		1,734	(51,134)	441,677
Retained earnings (deficits)	2,892,003	(6,986)	3,328,629	20,664	(3,342,307)	2,892,003
Treasury stock, at cost						—
Accumulated other comprehensive loss	(2,112)		(252)	(23)		(2,387)
Total stockholders’ equity	3,333,262	42,414	3,328,425	25,381	(3,396,495)	3,332,987
Noncontrolling interest				6,177		6,177
Total equity	3,333,262	42,414	3,328,425	31,558	(3,396,495)	3,339,164
	3,414,450	2,350,178	5,798,769	735,943	(5,471,881)	6,827,459

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended January 31, 2014:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			650,772	15,602	(22,693)	643,681
Cost of revenues			515,637	2,602	(4,207)	514,032
Selling, general and administrative	55	937	102,700	13,637	(19,459)	97,870
	55	937	618,337	16,239	(23,666)	611,902
Income (loss) from operations	(55)	(937)	32,435	(637)	973	31,779
Other:
Income (loss) from unconsolidated entities			24,207	(1,292)		22,915
Other income - net	2,365		10,572	6,200	(2,596)	16,541
Intercompany interest income		38,144			(38,144)	—
Interest expense		(39,574)		(193)	39,767	—
Income from subsidiaries	68,925		1,711		(70,636)	—
Income (loss) before income taxes	71,235	(2,367)	68,925	4,078	(70,636)	71,235
Income tax provision (benefit)	25,655	(928)	27,012	1,598	(27,682)	25,655
Net income (loss)	45,580	(1,439)	41,913	2,480	(42,954)	45,580
Other comprehensive income	53		200	10		263
Total comprehensive income (loss)	45,633	(1,439)	42,113	2,490	(42,954)	45,843

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended January 31, 2013:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			430,222	15,046	(20,667)	424,601
Cost of revenues			348,703	4,992	(7,758)	345,937
Selling, general and administrative	16	687	84,508	10,140	(17,304)	78,047
	16	687	433,211	15,132	(25,062)	423,984
Income (loss) from operations	(16)	(687)	(2,989)	(86)	4,395	617
Other:
Income from unconsolidated entities			1,096	1,987		3,083
Other income - net	2,386		6,027	2,494	(6,281)	4,626
Intercompany interest income		29,727			(29,727)	—
Interest expense		(31,422)		(191)	31,613	—
Income from subsidiaries	5,956		1,822		(7,778)	—
Income (loss) before income taxes	8,326	(2,382)	5,956	4,204	(7,778)	8,326
Income tax provision (benefit)	3,894	(933)	2,333	1,647	(3,047)	3,894
Net income (loss)	4,432	(1,449)	3,623	2,557	(4,731)	4,432
Other comprehensive income (loss)	(173)		225	(36)		16
Total comprehensive income (loss)	4,259	(1,449)	3,848	2,521	(4,731)	4,448

Condensed Consolidating Statement of Cash Flows for the three months ended January 31, 2014:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	31,235	23,383	(279,194)	(17,808)	(8,004)	(250,388)
Cash flow used in investing activities:
Purchase of property and equipment - net			(2,659)	(194)		(2,853)
Sale and redemption of marketable securities			39,243			39,243
Investments in and advances to unconsolidated entities			(4,879)	(55,529)		(60,408)
Return of investments in unconsolidated entities			29,429	3,000		32,429
Investments in distressed loans and foreclosed real estate				(191)		(191)
Return of investments in distressed loans and foreclosed real estate				17,574		17,574
Deposit - acquisition of a business			(161,000)			(161,000)
Dividend received - intercompany			15,000		(15,000)	—
Intercompany advances	(270,826)	(618,683)			889,509	—
Net cash used in investing activities	(270,826)	(618,683)	(84,866)	(35,340)	874,509	(135,206)
Cash flow provided by financing activities:
Net proceeds from issuance of senior notes		600,000				600,000
Debt issuance costs for senior notes		(4,700)				(4,700)
Proceeds from loans payable				275,334		275,334
Principal payments of loans payable			(8,331)	(298,864)		(307,195)
Net proceeds from issuance of common stock	220,357					220,357
Proceeds from stock-based benefit plans	18,529					18,529
Excess tax benefits from stock-based compensation	789					789
Receipts related to noncontrolling interest				81		81
Purchase of treasury stock	(84)					(84)
Dividend paid - intercompany				(15,000)	15,000	—
Intercompany advances			773,035	108,470	(881,505)	—
Net cash provided by financing activities	239,591	595,300	764,704	70,021	(866,505)	803,111
Net increase in cash and cash equivalents	—	—	400,644	16,873	—	417,517
Cash and cash equivalents, beginning of period	—	—	670,102	102,870	—	772,972
Cash and cash equivalents, end of period	—	—	1,070,746	119,743	—	1,190,489

Condensed Consolidating Statement of Cash Flows for the three months ended January 31, 2013:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	24,053	12,155	(377,864)	41,310	(5,476)	(305,822)
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net			(5,123)	(268)		(5,391)
Purchase of marketable securities			(25,938)	(81)		(26,019)
Sale and redemption of marketable securities			38,775			38,775
Investments in and advances to unconsolidated entities			(2,280)	(5,334)		(7,614)
Return of investments in unconsolidated entities			17,297	14		17,311
Investments in distressed loans and foreclosed real estate				(16,252)		(16,252)
Return of investments in distressed loans and foreclosed real estate				3,015		3,015
Intercompany advances	(30,082)	46,913			(16,831)	—
Net cash (used in) provided by investing activities	(30,082)	46,913	22,731	(18,906)	(16,831)	3,825
Cash flow provided by (used in) financing activities:
Proceeds from loans payable				244,830		244,830
Principal payments of loans payable			(25,832)	(274,030)		(299,862)
Redemption of senior notes		(59,068)				(59,068)
Proceeds from stock-based benefit plans	6,108					6,108
Purchase of treasury stock	(79)					(79)
Intercompany advances			(37,381)	15,074	22,307	—
Net cash (used in) provided by financing activities	6,029	(59,068)	(63,213)	(14,126)	22,307	(108,071)
Net (decrease) increase in cash and cash equivalents	—	—	(418,346)	8,278	—	(410,068)
Cash and cash equivalents, beginning of period	—	—	712,024	66,800	—	778,824
Cash and cash equivalents, end of period	—	—	293,678	75,078	—	368,756

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements, notes thereto, and the related Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. It also should be read in conjunction with the disclosure under “Statement on Forward-Looking Information” in this report.
Unless otherwise stated, net contracts signed represents a number or value equal to the gross number or value of contracts signed during the relevant period, less the number or value of contracts canceled during the relevant period, which includes contracts that were signed during the relevant period and in prior periods.
OVERVIEW
Financial Highlights
In the three-month period ended January 31, 2014, we recognized $643.7 million of revenues and net income of $45.6 million, as compared to $424.6 million of revenues and net income of $4.4 million in the three-month period ended January 31, 2013. Fiscal 2014 three-month income before income taxes included $2.0 million of inventory impairments and write-offs, as compared to $0.7 million in the fiscal 2013 three-month period. During the fiscal 2014 three-month period, we recognized an income tax provision of $25.7 million, as compared to $3.9 million in the fiscal 2013 period.
At January 31, 2014, we had $1.20 billion of cash, cash equivalents and marketable securities on hand and approximately $963.9 million available under our $1.035 billion revolving credit facility that matures in August 2018. In February 2014, we borrowed $370 million under our revolving credit facility to partially fund the acquisition of all of the equity interests in Shapell Industries, Inc. (“Shapell”). We repaid $170 million of the borrowing on February 12, 2014 and the remainder was repaid on February 26, 2014. See “Acquisition” section of this "Overview."
Our Business
We design, build, market and arrange financing for detached and attached homes in luxury residential communities. We cater to move-up, empty-nester, active-adult, age-qualified and second-home buyers in the United States. We also build and sell homes in urban infill markets through Toll City Living® ("City Living"). At January 31, 2014, we were operating in 20 states.
Over the past several years, we have acquired control of a number of land parcels as for-rent apartment projects, including two student housing sites. At January 31, 2014, we controlled a number of land parcels as for-rent apartment projects containing approximately 5,300 units. See "Toll Brothers Apartment Living/Toll Brothers Campus Living" section of this "Overview." Through Toll Brothers Realty Trust (“Trust”), we also have interests in approximately 1,500 operating apartment units in the Washington, D.C. area and in Princeton Junction, NJ.
We operate our own land development, architectural, engineering, mortgage, title, landscaping, security monitoring, lumber distribution, house component assembly, and manufacturing operations. We also develop, own and operate golf courses and country clubs, which generally are associated with several of our master planned communities. We have investments in a number of joint ventures to develop land for the sole use of the venture participants, including ourselves, and to develop land for sale to the joint venture participants and to unrelated builders. We are a participant in joint ventures with unrelated parties to develop luxury condominium projects, including for-sale and rental residential units and commercial space, a single master planned community, and a high-rise luxury for-sale condominium/hotel project. In addition, we formed and own interests in Toll Brothers Realty Trust II (“Trust II”) to invest in commercial real estate opportunities. In December 2013, Trust II sold substantially all of its assets to an unrelated party. As a result of this sale, we realized a profit of approximately $23.5 million in the fiscal 2014 period representing our share of the gain on the sale; this gain is included in "Income from unconsolidated entities" in our Condensed Consolidated Statements of Operations. In addition, we recognized $2.9 million of previously deferred gains on the Company's initial sales of the properties to Trust II; this gain is included in "Other income - net" in our Condensed Consolidated Statements of Operations.
In fiscal 2010, we formed Gibraltar Capital and Asset Management LLC (“Gibraltar”) to invest in distressed real estate opportunities. Gibraltar focuses primarily on residential loans and properties, from unimproved ground to partially and fully improved developments, as well as commercial opportunities. See “Gibraltar” section of this "Overview."

Acquisition
On February 4, 2014, we completed our previously announced acquisition of Shapell pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”), dated November 6, 2013, with Shapell Investment Properties, Inc. (“SIPI”). Pursuant to the Purchase Agreement, we acquired, for cash, all of the equity interests in Shapell from SIPI for an aggregate purchase price of approximately $1.60 billion (the “Acquisition”). We acquired the single-family residential real property development business of Shapell, including a portfolio of approximately 4,950 home sites in California, some of which we expect to sell to other builders. As of the acquisition date, Shapell’s home building operation had 11 active selling communities in Northern California and Southern California, within which it is focused on a select number of premium markets. In addition, we acquired approximately $120.0 million of cash. As part of the acquisition, we assumed contracts from Shapell to deliver approximately 126 homes with an aggregate value of approximately $105.3 million. At January 31, 2014, we had deposited $161.0 million of the purchase price with an escrow agent.
The purchase price is subject to post-closing adjustments in accordance with the terms of the Purchase Agreement. We financed the Acquisition with a combination of $370 million of borrowings under its $1.035 billion unsecured revolving credit facility, $485 million from the term loan facility, and with the proceeds from debt and equity financings completed in November 2013. See Note 1, "Significant Accounting Policies - Subsequent Events" of our condensed consolidated financial statements for more information on these transactions.
Shapell was founded in 1955 as a home construction company that built custom-quality single-family home communities in Southern California. Shapell designed, constructed and marketed single-family detached and attached homes and developed land in master-planned communities and neighborhoods throughout coastal Northern and Southern California. Shapell’s revenues from home building totaled $354 million, $252 million, $272 million and $447 million for calendar years 2010, 2011, 2012 and 2013, respectively.
Following the closing of the acquisition, we expect to selectively sell assets to reduce land concentration and outstanding borrowings; however, the timing and size of any asset sale transactions will be dependent on market and other factors, some of which are outside of our control. We make no assurance that we will be able to complete asset sale transactions on attractive terms or at all.
Our Challenging Business Environment and Current Outlook
During fiscal 2012 and the first nine months of fiscal 2013, we saw a strong recovery in the number and value of new sales contracts signed. Our net contracts signed in fiscal 2012 and 2013, as compared to fiscal 2011, increased approximately 50% and 90%, respectively, in the number of net contracts signed and 59% and 126%, respectively, in the value of net contracts signed. Although the number and value of fiscal 2012 and 2013 net contracts signed increased over fiscal 2011, they were still significantly below what we recorded in fiscal 2005. We have witnessed a leveling of demand which began in the fourth quarter of our fiscal 2013 and has continued into fiscal 2014. In the six-month period ended January 31, 2014, we signed 2,079 contracts with an aggregate value of $1.54 billion, compared to 2,071 contracts with an aggregate value of $1.30 billion in the six-month period ended January 31, 2013. We believe this to be a temporary pause triggered by a rapid rise in interest rates and home prices, uncertainty from the political discord in Washington and the negative impact on our business due to the severe weather we have seen in many of our markets in the fiscal 2014 period.
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
During the 2006-2011 downturn, in many markets, the pipeline of approved and improved home sites dwindled as many builders and developers lacked both the capital and the economic benefit for bringing sites through approvals. Therefore, we believe that, as demand continues to strengthen, builders and developers with approved land in well-located markets will be poised to benefit. We believe that this will be particularly true for us because our land portfolio is heavily weighted in the metro-Washington, DC to metro-Boston corridor where land is scarce, approvals are more difficult to obtain, and overbuilding has been relatively less prevalent than in the Southeast and Western regions.
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
We continue to see reduced competition from the small and mid-sized private builders that had been our primary competitors in the luxury market. We believe that many of these builders are no longer in business and that access to capital by the remaining private builders continues to be severely constrained. There are fewer and more selective lenders serving our industry as the market rebounds and we believe it is likely that those lenders will gravitate to the home building companies that offer them the greatest security, the strongest balance sheets, and the broadest array of potential business opportunities. While some builders may re-emerge with new capital, the scarcity of attractive land is a further impediment to their re-emergence. We believe that reduced competition, combined with attractive long-term demographics, will reward those well-capitalized builders that can persevere through the current challenging environment.
We believe that geographic and product diversification, access to lower-cost capital, and strong demographics benefit those builders, like us, who can control land and persevere through the increasingly difficult regulatory approval process. We believe that these factors favor a large publicly traded home building company with the capital and expertise to control home sites and gain market share. We also believe that over the past five years, many builders and land developers reduced the number of home sites that were taken through the approval process. The process continues to be difficult and lengthy, and the political pressure from no-growth proponents continues to increase, but we believe our expertise in taking land through the approval process and our already-approved land positions will allow us to grow in the years to come as market conditions improve.
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
Based on our belief that the housing market has begun to recover, the increased attractiveness of land available for purchase, and the revival of demand in certain areas, we have increased our land positions. During fiscal 2013 and 2012, we acquired control of approximately 12,500 home sites (net of options terminated) and 6,100 home sites (net of options terminated), respectively. During the three-month period ended January 31, 2014, we acquired control of approximately 3,500 home sites (net of lot options terminated), including approximately 4,350 home sites in the Shapell acquisition. In February 2014, we acquired all of the equity interests in the single-family residential real property development business of Shapell, including a portfolio of approximately 4,950 home sites in California of which we currently expect to develop approximately 4,350 home sites and sell the remaining to other builders. See "Overview - Acquisition" in this MD&A for more information about the Shapell acquisition.

At January 31, 2014, we controlled approximately 51,200 home sites of which we owned approximately 34,100. Significant improvements were completed on approximately 13,500 of the 34,100 home sites. At January 31, 2014, we were selling from 238 communities, compared to 232 at October 31, 2013 and 225 communities at January 31, 2013. We acquired 11 well-established selling communities in February 2014 as part of the Shapell acquisition. In addition, we expect to purchase approximately 3,800 additional home sites from several joint ventures in which we have interests.
We expect to be selling from 250 to 290 communities at October 31, 2014. At January 31, 2014, we had 22 communities that were temporarily closed due to market conditions and that we do not expect to re-open during the next twelve months.
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
We believe that our home buyers generally are, and should continue to be, better able to secure mortgages due to their typically lower loan-to-value ratios and attractive credit profiles as compared to the average home buyer. Nevertheless, in recent years, tightened credit standards have reduced the pool of potential home buyers and hindered accessibility of or eliminated certain loan products previously available to our home buyers. Our home buyers continue to face stricter mortgage underwriting guidelines, higher down payment requirements and narrower appraisal guidelines than in the past. In addition, some of our home buyers continue to find it more difficult to sell their existing homes as prospective buyers of their homes may face difficulties obtaining a mortgage. In addition, other potential buyers may have little or negative equity in their existing homes and may not be able or willing to purchase a larger or more expensive home.
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
There has been significant media attention given to mortgage put-backs, a practice by which a buyer of a mortgage loan tries to recoup losses from the loan originator. We do not believe this is a material issue for our mortgage subsidiary. Of the approximately 17,900 loans sold by our mortgage subsidiary since November 1, 2004, only 31 have been the subject of either actual indemnification payments or take-backs or contingent liability loss provisions related thereto. We believe that this is due to (i) our typical home buyer's financial position and sophistication, (ii) on average, our home buyers who use mortgage financing to purchase a home pay approximately 30% of the purchase price in cash, (iii) our general practice of not originating certain loan types such as option adjustable rate mortgages and down payment assistance products, and our origination of few sub-prime and high loan-to-value/no documentation loans, (iv) our elimination of “early payment default” provisions from each of our agreements with our mortgage investors several years ago, and (v) the quality of our controls, processes and personnel in our mortgage subsidiary. We have entered into two agreements with investors that contain limited early payment default provisions. At January 31, 2014, we sold one loan under these agreements. We believe that these limited early payment default provisions will not expose us to a significant risk.
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

In the three month period ended January 31, 2013, Gibraltar acquired three loans directly and invested in a loan participation for an aggregate purchase price of approximately $16.1 million. No loans were acquired in the three month period ended January 31, 2014.
At January 31, 2014, Gibraltar had investments in distressed loans of approximately $19.3 million, investments in foreclosed real estate of $79.3 million and an investment in a structured asset joint venture of $22.6 million. In the fiscal 2014 and 2013 periods, we recognized income, including Gibraltar's equity in the earnings (losses) from its investment in a structured asset joint venture, of $3.3 million and $2.1 million from the Gibraltar operations, respectively.
Toll Brothers Apartment Living/Toll Brothers Campus Living
Over the past several years, we have acquired control of a number of land parcels as for-rent apartment projects, including two student housing sites. At January 31, 2014, we controlled a number of land parcels as for-rent apartment projects containing approximately 5,300 units. These projects, which are located in the metro-Boston to metro-Washington, D.C. corridor, are being developed or will be developed with partners under the brand names Toll Brothers Apartment Living and Toll Brothers Campus Living. A number of these sites had been acquired by us as part of a larger purchase or were originally acquired to develop as for-sale homes. Of the 5,300 planned units, 1,500 are owned by joint ventures in which we have a 50% interest; approximately 1,900 are owned by us; 1,200 of them are under contract to be purchased; and 700 of them are under letters of intent. Through the Trust, we also have interests in approximately 1,500 operating apartment units in the Washington, D.C. area and in Princeton Junction, NJ.
CONTRACTS AND BACKLOG
The aggregate value of net contracts signed increased $87.3 million or 14.2% in the three-month period ended January 31, 2014, as compared to the three-month period ended January 31, 2013. The value of net contracts signed was $701.7 million (916 homes) and $614.4 million (973 homes) in the three-month periods ended January 31, 2014 and 2013, respectively. The increase in the aggregate value of net contracts signed in the fiscal 2014 period, as compared to the fiscal 2013 period, was the result of a 21.3% increase in the average value of each contract signed, offset, in part, by a 5.9% decline in the number of net contracts signed. The increase in the average value of each contract signed in the fiscal 2014 period, as compared to the fiscal 2013 period, was due primarily to a change in mix of contracts signed to more expensive areas, higher priced products, increased prices and reduced incentives given on new contracts signed. The decrease in the number of net contracts signed was primarily due to the previously discussed leveling in demand, as well as the negative impact on our business due to the severe weather we have seen in many of our markets in the fiscal 2014 period.
In the three-month period ended January 31, 2014, home buyers canceled $47.2 million (69 homes) of signed contracts. In the three-month period ended January 31, 2013, home buyers canceled $45.3 million (64 homes) of signed contracts. The cancellation rates of new contracts signed in the fiscal 2014 periods and 2013 periods were within our pre-downturn historical ranges.
Backlog consists of homes under contract but not yet delivered to our home buyers. The value of our backlog at January 31, 2014 of $2.69 billion (3,667 homes) increased 44.5%, as compared to our backlog at January 31, 2013 of $1.86 billion (2,796 homes). Our backlog at October 31, 2013 and 2012 was $2.63 billion (3,679 homes) and $1.67 billion (2,569 homes), respectively. The increase in the value of the backlog at January 31, 2014, as compared to the backlog at January 31, 2013, was primarily attributable to the higher backlog at October 31, 2013, as compared to the backlog at October 31, 2012 and the increase in the aggregate value of net contracts signed in the three-month period ended January 31, 2014, as compared to the three-month period ended January 31, 2013, offset, in part, by the increase in the aggregate value of our deliveries in the three-month period ended January 31, 2014, as compared to the aggregate value of deliveries in the three-month period ended January 31, 2013. The 57.5% and 43.2% increases in the value and number of homes in backlog at October 31, 2013, as compared to October 31, 2012, were due to the increase in the number and the average value of net contracts signed in fiscal 2013, as compared to fiscal 2012, offset, in part, by the increase in the aggregate value and number of our deliveries in fiscal 2013, as compared to the aggregate value and number of deliveries in fiscal 2012.
In February 2014, as part of the Shapell acquisition, we assumed contracts to deliver approximately 126 homes with an aggregate value of approximately $105.3 million.
For more information regarding revenues, net contracts signed and backlog by operating segment, see “Operating Segments” in this MD&A.

CRITICAL ACCOUNTING POLICIES
As disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, our most critical accounting policies relate to inventory, income taxes-valuation allowances and revenue and cost recognition. Since October 31, 2013, there have been no material changes to those critical accounting policies.
OFF-BALANCE SHEET ARRANGEMENTS
We have investments in and advances to various unconsolidated entities. Our investments in these entities are accounted for using the equity method of accounting. At January 31, 2014, we had investments in and advances to these entities of $430.6 million, and were committed to invest or advance $76.9 million to these entities if they require additional funding. At January 31, 2014, we had joint venture purchase commitments to acquire 115 home sites for approximately $12.6 million. In addition, we expect to purchase approximately 3,800 additional home sites from several joint ventures in which we have interests. The purchase price of these home sites will be determined at a future date. The unconsolidated entities in which we have investments generally finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities which may include any, or all, of the following: (i) project completion including any cost overruns, in whole or in part, (ii) repayment guarantees, generally covering a percentage of the outstanding loan, (iii) indemnification of the lender from environmental matters of the unconsolidated entity, (iv) a hazardous material indemnity that holds the lender harmless against any obligations for which the lender may incur liability resulting from the threat or presence of any hazardous or toxic substances at or near the property covered by a loan, and (v) indemnification of the lender from “bad boy acts” of the unconsolidated entity.
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
We believe that as of January 31, 2014, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At January 31, 2014, the unconsolidated entities that have guarantees related to debt had loan commitments aggregating $424.8 million and had borrowed an aggregate of $89.8 million. We estimate that our maximum potential exposure under these guarantees, if the full amount of the loan commitments were borrowed, would be $424.8 million before any reimbursement from our partners. Based on the amounts borrowed at January 31, 2014, our maximum potential exposure under these guarantees is estimated to be $89.8 million before any reimbursement from our partners.
In addition, we have guaranteed approximately $11.5 million of ground lease payments and insurance deductibles for three joint ventures.
For more information regarding these joint ventures, see Note 3, "Investments in and Advances to Unconsolidated Entities" in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
The trends, uncertainties or other factors that have negatively impacted our business and the industry in general have also impacted the unconsolidated entities in which we have investments. We review each of our investments on a quarterly basis for indicators of impairment. A series of operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of our investment in the unconsolidated entity has occurred. If a loss exists, we further review to determine if the loss is other than temporary, in which case we write down the investment to its fair value. The evaluation of our investment in unconsolidated entities entails a detailed cash flow analysis using many estimates including but not limited to expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, market conditions and anticipated cash receipts, in order to determine projected future distributions. Each of the unconsolidated entities evaluates its inventory in a similar manner. See “Critical Accounting Policies - Inventory” contained in the MD&A in our Annual Report on Form 10-K for the year ended October 31, 2013 for more detailed disclosure on our evaluation of inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, our proportionate share is reflected in income (loss) from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities. Based upon our evaluation of the fair value of our investments in unconsolidated entities, we determined that no impairments of our investments occurred in the three-month periods ended January 31, 2014 and 2013.

RESULTS OF OPERATIONS
The following table sets forth, for the three-month periods ended January 31, 2014 and 2013, a comparison of certain items in the Condensed Consolidated Statements of Operations ($ amounts in millions):

	Three months ended January 31,
	2014		2013
	$	%*	$	%*
Revenues	643.7		424.6
Cost of revenues	514.0	79.9	345.9	81.5
Selling, general and administrative	97.9	15.2	78.0	18.4
	611.9	95.1	424.0	99.9
Income from operations	31.8		0.6
Other
Income from unconsolidated entities	22.9		3.1
Other income - net	16.5		4.6
Income before income taxes	71.2		8.3
Income tax provision	25.7		3.9
Net income	45.6		4.4
* Percent of revenues
Note: Due to rounding, amounts may not add.
REVENUES AND COST OF REVENUES
Revenues for the three months ended January 31, 2014 were higher than those for the comparable period of fiscal 2013 by approximately $219.1 million, or 51.6%. This increase was primarily attributable to a 24.4% increase in the number of homes delivered and a 21.9% increase in the average price of the homes delivered. In the fiscal 2014 period, we delivered 928 homes with a value of $643.7 million, as compared to 746 homes in the fiscal 2013 period with a value of $424.6 million. The average price of the homes delivered in the fiscal 2014 period was $693,600, as compared to $569,200 in the fiscal 2013 period. The increase in the number of homes delivered in the three-month period ended January 31, 2014, as compared to the three-month period ended January 31, 2013, was primarily due to the higher number of homes in backlog at the beginning of fiscal 2014, as compared to the beginning of fiscal 2013. The increase in the average price of homes delivered in the fiscal 2014 period, as compared to the fiscal 2013 period, was primarily attributable to a shift in the number of homes delivered to more expensive areas, higher priced products and price increases.
Cost of revenues as a percentage of revenues was 79.9% in the three-month period ended January 31, 2014, as compared to 81.5% in the three-month period ended January 31, 2013. In the three-month periods ended January 31, 2014 and 2013, we recognized inventory impairment charges and write-offs of $2.0 million and $0.7 million, respectively. Cost of revenues as a percentage of revenues, excluding inventory impairments, was 79.6% of revenues in the three-month period ended January 31, 2014, as compared to 81.3% in the three-month period ended January 31, 2013. The decrease in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in the fiscal 2014 period, as compared to the fiscal 2013 period, was due primarily to the decreased cost of land, land improvements, materials and labor, lower interest, and increased prices in the fiscal 2014 period, as compared to the fiscal 2013 period. In the three-month periods ended January 31, 2014 and 2013, interest cost as a percentage of revenues was 4.0% and 4.7%, respectively.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)
SG&A increased by $19.9 million in the three-month period ended January 31, 2014, as compared to the three-month period ended January 31, 2013. As a percentage of revenues, SG&A was 15.2% in the fiscal 2014 period, as compared to 18.4% in the fiscal 2013 period. The fiscal 2014 period includes $0.8 million of expenses incurred in the Shapell acquisition. The decline in SG&A, excluding the Shapell acquisition costs, as a percentage of revenues was due to SG&A spending increasing by 24.4% while revenues increased 51.6%. The dollar increase in SG&A costs was due primarily to increased compensation, sales and marketing costs and insurance.

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
In the three-month period ended January 31, 2014, we recognized $22.9 million of income from unconsolidated entities, as compared to $3.1 million in the comparable period of fiscal 2013. The increase in income from unconsolidated entities was due primarily from our recognition of a $23.5 million gain representing our share of the gain on the sale by Trust II of substantially all of its assets to an unrelated party in December 2013. The increase due to the Trust II gain was partially offset by a loss realized from Gibraltar's Structured Asset Joint Venture in the fiscal 2014 period, as compared to income recognized in the fiscal 2013 period.
OTHER INCOME - NET
Other income - net includes the gains and losses from our ancillary businesses, income from Gibraltar, interest income, management fee income, retained customer deposits, income/losses on land sales and other miscellaneous items.
For the three months ended January 31, 2014 and 2013, other income-net was $16.5 million and $4.6 million, respectively. The increase in other income - net in the three-month period ended January 31, 2014, as compared to the fiscal 2013 period, was primarily due to an increase in income from higher earnings from land sales, increased income from our Gibraltar operations and higher management fee and other miscellaneous income in the fiscal 2014 period, as compared to the fiscal 2013 period. Included in Land sales, net, is $2.9 million of previously deferred gains on our initial sales of the properties to Trust II.
INCOME BEFORE INCOME TAXES
For the three-month period ended January 31, 2014, we reported income before income taxes of $71.2 million, as compared to $8.3 million in the three-month period ended January 31, 2013.
INCOME TAX PROVISION
We recognized a $25.7 million income tax provision in the three-month period ended January 31, 2014. Based upon the federal statutory rate of 35%, our federal tax provision would have been $24.9 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was due primarily to the recognition of $2.5 million provision for state income taxes, net of a reversal of $0.5 million of state valuation allowance, and $0.8 million of accrued interest and penalties (net of federal tax provision) for previously accrued taxes on uncertain tax positions, offset, in part, by a $1.8 million tax benefit from our utilization of domestic production activities deductions.
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
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings and the public debt and equity markets. At January 31, 2014, we had $1.19 billion of cash and cash equivalents and $13.0 million of marketable securities. At October 31, 2013, we had $773.0 million of cash and cash equivalents and $52.5 million of marketable securities. Cash used in operating activities during the three-month period ended January 31, 2014 was $250.4 million. Cash used in operating activities during the fiscal 2014 period was primarily used for the purchase of inventory, offset, in part, by cash generated from net income, stock-based compensation and depreciation and amortization, an increase in customer deposits, and the sale of mortgage loans to outside investors in excess of mortgage loans originated.
In the three-month period ended January 31, 2014, cash used in our investing activities was $135.2 million. The cash used in investing activities was primarily related to the $161.0 million deposited in escrow for the acquisition of Shapell, $60.4 million used to fund joint venture investments, and $2.9 million for the purchase of property and equipment, offset, in part, by $39.2 million of net sales of marketable securities and $50.0 million of cash received as returns on our investments in unconsolidated entities, distressed loans and foreclosed real estate. We generated $803.1 million of cash from financing activities in the three-month period ended January 31, 2014, primarily from the issuance of 7.2 million shares of our common stock in November

2013 that raised $220.4 million, the issuance in November 2013 of $350 million of 4.0% Senior Notes due 2018 and $250 million of 5.625% Senior Notes due 2024, and $18.5 million from the proceeds of our stock-based benefit plans, offset in part, by $23.5 million of repayments of borrowings under our mortgage company warehouse facility, net of new borrowings under it, and $8.3 million of net repayments of other loans payable.
At January 31, 2013, we had $368.8 million of cash and cash equivalents and $424.8 million of marketable securities. At October 31, 2012, we had $778.8 million of cash and cash equivalents and $439.1 million of marketable securities. Cash used in operating activities during the three-month period ended January 31, 2013 was $305.8 million. Cash used in operating activities during the fiscal 2013 period was primarily used to fund the purchase of inventory, offset, in part, by cash generated from net income before stock-based compensation and depreciation and amortization, the sale of mortgage loans to outside investors in excess of mortgage loans originated, a reduction in restricted cash, and an increase in customer deposits.
In the three-month period ended January 31, 2013, cash provided by our investing activities was $3.8 million. The cash provided by investing activities was primarily generated from $12.8 million of net sales of marketable securities, $20.3 million of cash received as returns on our investments in unconsolidated entities, distressed loans and foreclosed real estate, offset, in part, by $7.6 million used to fund joint venture projects, $16.3 million for investments in distressed loans and $5.4 million for the purchase of property and equipment. We used $108.1 million of cash from financing activities in the three-month period ended January 31, 2013, primarily for the repayment of $59.1 million of our 6.875% senior notes in November 2012 and $29.2 million of repayments of borrowings under our mortgage company warehouse facility, net of new borrowings under it, and $25.8 million of repayments of other loans, net of new borrowings, offset, in part, by $6.1 million from the proceeds of our stock-based benefit plans.
On February 4, 2014, we completed our previously announced acquisition of Shapell for an aggregate purchase price of approximately $1.60 billion in cash. At January 31, 2014, we had deposited with an escrow agent, $161.0 million of the purchase price. As part of the acquisition, we acquired approximately $120.0 million of cash. We financed the Acquisition with a combination of (a) $370 million of borrowings under its $1.035 billion unsecured revolving credit facility, (b) $485 million from the term loan facility, as well as with proceeds from debt and equity financings completed in November 2013. See Note 1, "Significant Accounting Policies - Subsequent Events" of our condensed consolidated financial statements for more information on these transactions.
At January 31, 2014, the aggregate purchase price of land parcels under option and purchase agreements was approximately $1.17 billion. Of the $1.17 billion of land purchase commitments, we paid or deposited $76.8 million, and, if we acquire all of these land parcels, we will be required to pay an additional $1.09 billion. In addition, we expect to acquire an additional 3,800 home sites from joint ventures in which we have a 50% interest; the purchase price of these home sites will be determined in the future. The purchases of these land parcels are scheduled over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts. At January 31, 2014, we also had purchase commitments to acquire land for apartment developments of approximately $56.0 million.
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we owned approximately 34,100 home sites at January 31, 2014, we do not need to buy home sites immediately to replace those which we deliver. Of the 34,100 home sites we owned, approximately 13,500 are substantially improved. In addition, we generally do not begin construction of our single-family detached homes until we have a signed contract with the home buyer. Should our business decline from present levels, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, or incur additional costs to improve land we already own, and as we sell and deliver the speculative homes that are currently in inventory, all of which should result in additional cash flow from operations. In addition, we might curtail our acquisition of additional land which would further reduce our inventory levels and cash needs. During the three-month period ended January 31, 2014, we acquired control of approximately 3,500 home sites (net of lot options terminated), including approximately 4,350 home sites in the Shapell acquisition. At January 31, 2014, we owned or controlled through options approximately 51,200 home sites, as compared to 48,600 at October 31, 2013 and 43,700 at January 31, 2013.
On August 1, 2013, we entered into an $1.035 billion unsecured, five-year credit facility with 15 banks which extends to August 1, 2018. Up to 75% of the credit facility is available for letters of credit. Under the terms of the credit facility, we are not permitted to allow our maximum leverage ratio (as defined in the credit agreement) to exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of approximately $2.42 billion at January 31, 2014. At January 31, 2014, our leverage ratio was approximately 0.51 to 1.00, and our tangible net worth was approximately $3.57 billion. Based upon the minimum tangible net worth requirement at January 31, 2014, our ability to repurchase our common stock was limited to approximately $1.67 billion. At January 31, 2014, we had no outstanding borrowings under our credit facility but had outstanding letters of credit of approximately $71.1 million. As part of the Shapell acquisition, we borrowed $370 million under the credit facility on February 3, 2014. We repaid $170 million of the borrowing on February 12, 2014 and the remainder was repaid on February 26, 2014.
In addition, at January 31, 2014, we had $12.5 million of letters of credit outstanding which were not part of our credit facility; these letters of credit are collateralized by $12.7 million of restricted cash deposits.
On February 4, 2014, we entered into a 364-day senior unsecured revolving credit facility (the "364-Day Facility") with five banks. The 364-Day Facility provides for an unsecured revolving credit facility to be made available to us prior to February 3, 2015, in the amount of $500 million. We intend for this facility to remain undrawn and its existence is to provide us additional liquidity should unforeseen circumstances arise. On February 3, 2014, we entered into a 5-year senior, $485 million, unsecured term loan facility (the "Term Loan Facility") with ten banks. We borrowed the full amount of the Term Loan Facility on February 3, 2014. The initial interest rate on the Term Loan will be 1.72% per annum.
See Note 1, "Significant Accounting Policies - Subsequent Events" of our condensed consolidated financial statements for more information on these transactions.
We believe that we will be able to continue to fund our current operations and meet our contractual obligations through a combination of existing cash resources and other sources of capital and credit. Due to the tight credit markets and the uncertainties that exist in the economy and for home builders in general, we cannot be certain that we will be able to replace existing financing or find sources of additional financing in the future; moreover, if we are able to replace all or some of such facilities, we may be subjected to more restrictive borrowing terms and conditions.
OPERATING SEGMENTS
We operate in two segments: Traditional Home Building and Urban Infill ("City Living"). We operate our Traditional Home Building operations in four geographic segments around the United States: the North, consisting of Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey and New York; the Mid-Atlantic, consisting of Delaware, Maryland, Pennsylvania, Virginia; the South, consisting of Florida, North Carolina, South Carolina, and Texas; and the West, consisting of Arizona, California, Colorado, Nevada and Washington.
The tables below summarize information related to units delivered and revenues and net contracts signed by segment for the three-month periods ended January 31, 2014 and 2013, and information related to backlog by segment at January 31, 2014 and 2013, and at October 31, 2013 and 2012.
Units Delivered and Revenues ($ amounts in millions):

	Three months ended January 31,
	2014 Units	2013 Units	2014 $	2013 $
Traditional Home Building:
North	209	151	$127.6	$82.3
Mid-Atlantic	273	236	169.1	129.6
South	225	143	150.6	87.2
West	204	200	186.2	112.6
Traditional Home Building	911	730	633.5	411.7
City Living	17	16	10.2	12.9
Total	928	746	$643.7	$424.6

Net Contracts Signed ($ amounts in millions):

	Three months ended January 31,
	2014 Units	2013 Units	2014 $	2013 $
Traditional Home Building:
North	181	235	$118.2	$130.4
Mid-Atlantic	263	262	163.8	146.9
South	222	203	168.3	137.5
West	199	241	187.9	177.9
Traditional Home Building	865	941	638.2	592.7
City Living	51	32	63.5	21.7
Total	916	973	$701.7	$614.4
Backlog ($ amounts in millions):

	At January 31,				At October 31,
	2014 Units	2013 Units	2014 $	2013 $	2013 Units	2012 Units	2013 $	2012 $
Traditional Home Building:
North	920	709	$553.1	$398.2	948	625	$562.5	$350.0
Mid-Atlantic	892	660	567.7	$391.8	902	634	573.0	374.5
South	953	809	691.2	$533.8	956	749	673.5	483.5
West	670	548	594.8	$416.3	675	507	593.2	351.0
Traditional Home Building	3,435	2,726	2,406.8	1,740.1	3,481	2,515	2,402.2	1,559.0
City Living	232	70	$280.7	$119.6	198	54	227.3	110.9
Total	3,667	2,796	$2,687.5	$1,859.7	3,679	2,569	$2,629.5	$1,669.9
Revenues and Income (Loss) Before Income Taxes:
The following table summarizes by segment total revenues and income (loss) before income taxes for the three-month periods ended January 31, 2014 and 2013 (amounts in millions):

	Three months ended January 31,
	2014	2013
Revenue:
Traditional Home Building:
North	$127.6	$82.3
Mid-Atlantic	169.1	129.6
South	150.6	87.2
West	186.2	112.6
Traditional Home Building	633.5	411.7
City Living	10.2	12.9
Total	$643.7	$424.6

	Three months ended January 31,
	2014	2013
Income (loss) before income taxes:
Traditional Home Building:
North	$8.3	$4.7
Mid-Atlantic	21.5	14.9
South	17.4	2.8
West	34.7	8.0
Traditional Home Building	81.9	30.4
City Living	(1.1)	2.7
Corporate and other (a)	(9.6)	(24.8)
Total	$71.2	$8.3

(a)
“Corporate and other” is comprised principally of general corporate expenses such as the offices of the Executive Officers of the Company; and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups; interest income and income from the our ancillary businesses, including Gibraltar; and income from a number of our unconsolidated entities.

North
Revenues in the three-month period ended January 31, 2014 were higher than those for the comparable period of fiscal 2013 by $45.3 million, or 55.0%. The increase in revenues was primarily attributable to increases of 38.4% and 12.0% in the number and average selling price of homes delivered, respectively. The increase in the number of homes delivered in the fiscal 2014 period, as compared to the fiscal 2013 period, was due to a higher backlog at October 31, 2013, as compared to October 31, 2012. The increase in the average selling price of the homes delivered in the fiscal 2014 period was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and increases in selling prices in fiscal 2013.
The value of net contracts signed in the three-month period ended January 31, 2014 was $118.2 million, a 9.4% decrease from the $130.4 million of net contracts signed during the three-month period ended January 31, 2013. This decrease was primarily due to a decrease of 23.0% in the number of net contracts signed, offset, in part, by a 17.6% increase in the average value of each net contract. The decrease in the number of net contracts signed was primarily due to the previously discussed leveling in demand, as well as the negative impact on our business due to the severe weather we have seen in this region in the fiscal 2014 period. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products, in the fiscal 2014 period, as compared to the fiscal 2013 period, and increases in base selling prices.
For the three-month period ended January 31, 2014, we reported income before income taxes of $8.3 million, as compared to $4.7 million for the three-month period ended January 31, 2013. This increase in income was primarily attributable to higher earnings from the increased revenues, offset, in part, by higher SG&A and higher inventory impairment charges, in the fiscal 2014 period, as compared to the fiscal 2013 period. Inventory impairment charges, in the three-month periods ended January 31, 2014 and 2013, were $1.5 million and $0.6 million, respectively.
Mid-Atlantic
For the three-month period ended January 31, 2014, revenues were higher than those for the three-month period ended January 31, 2013, by $39.5 million, or 30.5%. The increase in revenues was primarily attributable to a 15.7% increase in the number of homes delivered and a 12.8% increase in the average selling price of the homes delivered. The increase in the number of homes delivered in the fiscal 2014 period, as compared to the fiscal 2013 period, was primarily due to a higher backlog at October 31, 2013, as compared to October 31, 2012. The increase in the average price of homes delivered in the fiscal 2014 period, as compared to the fiscal 2013 period, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products and increases in selling prices in fiscal 2013.
The value of net contracts signed during the three-month period ended January 31, 2014 increased by $16.9 million, or 11.5%, from the three-month period ended January 31, 2013. The increase was due to a 11.1% increase in the average value of each net contract signed and a 0.4% increase in the number of net contracts signed. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2014 period, as compared to the fiscal 2013 period and increases in selling prices.

We reported income before income taxes for the three-month periods ended January 31, 2014 and 2013, of $21.5 million and $14.9 million, respectively. This increase in the income before income taxes was primarily due to higher earnings from the increased revenues and $2.9 million of earnings from land sales in the fiscal 2014 period, offset, in part, by higher SG&A costs, in the fiscal 2014 period, as compared to the fiscal 2013 period. The land sales in three months ended January 31, 2014 represents previously deferred gains on our initial sales of the properties to Trust II.
South
Revenues in the three-month period ended January 31, 2014 were higher than those for the three-month period ended January 31, 2013 by $63.4 million, or 72.7%. This increase was attributable to a 57.3% increase in the number of homes delivered and a 9.8% increase in the average price of the homes delivered. The increase in the number of homes delivered in the fiscal 2014 period was primarily due to a higher backlog at October 31, 2013, as compared to October 31, 2012, primarily in Florida and Texas. The increase in the average price of the homes delivered was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2014 period and increases in in selling prices in fiscal 2013.
For the three-month period ended January 31, 2014, the value of net contracts signed increased by $30.8 million, or 22.4%, as compared to the three-month period ended January 31, 2013. The increase was attributable to increases of 9.4% and 11.9% in the number and average value of net contracts signed, respectively. The increase in the number of net contracts signed in the three-month period ended January 31, 2014 was primarily due to increased demand in Florida in the fiscal 2014 period, as compared to the fiscal 2013 period. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices in the fiscal 2014 period.
For the three-month periods ended January 31, 2014 and 2013, we reported income before income taxes of $17.4 million and $2.8 million, respectively. The increase in the income before income taxes was primarily due to land sales of $3.3 million in the fiscal 2014 period and higher earnings from the increased revenues in the fiscal 2014 period, as compared to the fiscal 2013 period, partially offset by higher SG&A costs.
West
Revenues in the three-month period ended January 31, 2014 were higher than those in the three-month period ended January 31, 2013 by $73.6 million, or 65.4%. The increase in revenues was attributable to a 62.2% increase in the average sales price of the homes delivered and a 2.0% increase in the number of homes delivered. The increase in the average price of the homes delivered was primarily due to a shift in the number of homes delivered to more expensive products and/or locations and an increase in selling prices.
The value of net contracts signed during the three-month period ended January 31, 2014 increased $10.0 million, or 5.6%, as compared to the three-month period ended January 31, 2013. This increase was due to a 27.9% increase in the average value of each net contract signed, partially offset by a decrease of 17.4% in the number of net contracts signed. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices. The decrease in the number of net contracts signed was primarily due to a reduction of available inventory in the fiscal 2014, as compared to fiscal 2013, in California.
For the three-month period ended January 31, 2014 and 2013, we reported income before income taxes of $34.7 million and $8.0 million, respectively. The increase in income before income taxes was primarily due to higher earnings from the increased revenues and lower cost of revenues as a percentage of revenues, offset, in part, by higher SG&A costs in the fiscal 2014 period. Cost of revenues as a percentage of revenues was 73.7% in the three-month period ended January 31, 2014, as compared to 83.3% in the fiscal 2013 period. The decrease in cost of revenues as a percentage of revenue in the fiscal 2014 period was primarily due to a shift in the number of homes delivered to better margin products and/or locations and increases in selling prices.
City Living
For the three-months ended January 31, 2014, revenues were lower than those for the three-months ended January 31, 2013, by $2.7 million, or 20.9%. The decrease in revenues was primarily attributable to a decrease of 26.0% in the average selling price of the homes delivered, offset, in part, by a 6.3% increase in the number of homes delivered. The decrease in the average sales price of homes delivered was primarily due to a shift in the number of homes delivered to less expensive areas and/or products. The increase in the number of homes delivered was primarily due to an increase in homes delivered in the Pennsylvania City Living communities, partially offset by decreases in units delivered in the New York and New Jersey urban markets. The increase in the number of homes delivered in Pennsylvania was primarily due to a higher backlog at October 31, 2013, as compared to October 31, 2012. The decrease in the number of units delivered in the New York and New Jersey urban markets was due to settling out of two of our high rise buildings in fiscal 2013.
For the three-month period ended January 31, 2014, the value of net contracts signed increased by $41.8 million, or 192.6%, as compared to the three-month period ended January 31, 2013. The increase was attributable to increases of 59.4% and 84.1% in the number and average value of net contracts signed, respectively. The increase in the number of net contracts signed in the three-month period ended January 31, 2014 was primarily due to the commencement of sales at several of our buildings in the second quarter of fiscal 2013. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2014 period.
We reported a loss before income taxes of $1.1 million in the three-months ended January 31, 2014, as compared to income before income taxes of $2.7 million in the three-months ended January 31, 2013. The increase in the loss was primarily attributable to higher cost of revenues as a percentage of revenues in three-months ended January 31, 2014, as compared to three-months ended January 31, 2013. Cost of revenues as a percentage of revenues was 89.6% and 68.7% in three-months ended January 31, 2014 and 2013, respectively. This increase in cost of revenues as a percentage of revenues was primarily due to a shift in the number of homes delivered to less expensive areas and/or products.
Corporate and Other
For the three-month period ended January 31, 2014 and 2013, corporate and other loss before income taxes was $9.6 million and $24.8 million, respectively. The decrease in the loss in the fiscal 2014 period, as compared to the fiscal 2013 period, was primarily due to an increase in income from unconsolidated entities from $2.5 million in the fiscal 2013 period to $22.8 million in the fiscal 2013 period, and increased income from our Gibraltar operations in the fiscal 2014 period, as compared to the fiscal 2013 period, offset, in part, by higher unallocated SG&A and lower income from ancillary businesses in the fiscal 2014 period, as compared to the fiscal 2013 period. The increase in unallocated SG&A costs was due primarily to increased compensation and insurance costs as a result of the increase in our business activity.
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
The table below sets forth, at January 31, 2014, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2014	$315,802	4.95%	$60,905	2.56%
2015	349,936	5.07%	150	0.25%
2016	9,346	5.40%	150	0.25%
2017	404,287	8.88%	150	0.25%
2018	3,494	4.66%	150	0.25%
Thereafter	1,988,682	4.54%	2,360	0.25%
Discount	(3,485)
Total	$3,068,062	5.22%	$63,865	2.45%
Fair value at January 31, 2014	$3,229,728		$63,865

(a)
Based upon the amount of variable-rate debt outstanding at January 31, 2014, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $0.6 million per year.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There has not been any change in our internal control over financial reporting during our quarter ended January 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors as previously disclosed in our Form 10-K for the fiscal year ended October 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
During the three-month period ended January 31, 2014, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (b)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum number of shares that may yet be purchased under the plans or programs (a)
	(in thousands)		(in thousands)	(in thousands)
November 1, 2013 to November 30, 2013	1	$35.14	1	8,268
December 1, 2013 to December 31, 2013	6	33.05	2	8,266
January 1, 2014 to January 31, 2014	—			8,266
Total	7	$33.09	3

(a)
On March 26, 2003, we announced that our Board of Directors had authorized the repurchase of up to 20 million shares of our common stock, par value $.01, from time to time, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.

(b)
Our stock incentive plans permit participants to exercise non-qualified stock options using a “net exercise” method at the discretion of the Executive Compensation Committee of our Board of Directors. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended January 31, 2014, the net exercise method was employed to exercise stock options to acquire 86,346 of our common stock; we withheld 52,511 of the shares subject to stock options to cover $1.7 million of option exercise price and income tax withholdings and we issued the remaining 33,835 shares to the recipients. The shares withheld in connection with the net exercise method are not included in the total number of shares purchased in the table above.

Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the restricted stock unit recipient. During the three months ended January 31, 2014, we withheld 144,948 of the shares subject to restricted stock unit to cover $5.0 million of income tax withholdings and we issued the remaining 176,799 shares to the recipients. The shares withheld in connection with the net exercise method are not included in the total number of shares purchased in the table above.
In addition, our stock incentive plans also permit participants in our stock option plans to use the fair market value of Company common stock they own to pay for the exercise of stock options (“stock swap method”). During the three-month period ended January 31, 2014, we received 4,273 shares with an average fair market value per share of $33.01 for the exercise of 7,006 option using the stock swap method. The 4,273 shares used under the stock swap method are included in the total number of shares purchased in the table above.
Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended January 31, 2014.
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

TOLL BROTHERS, INC.
(Registrant)

Date:	March 10, 2014	By:	/s/ Martin P. Connor
Martin P. Connor
Senior Vice President and Chief Financial
Officer (Principal Financial Officer)

Date:	March 10, 2014	By:	/s/ Joseph R. Sicree
Joseph R. Sicree
Senior Vice President and Chief Accounting
Officer (Principal Accounting Officer)