Form 10-Q
period 2014-04-30
TOLL BROTHERS INC
filed 2014-06-06
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014
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
At June 2, 2014, there were approximately 177,773,000 shares of Common Stock, $0.01 par value, outstanding.

(This page intentially left blank)

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
For a more detailed discussion of these factors, see the information under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission and in this report.
When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires. References herein to “fiscal 2013,” “fiscal 2012,” “fiscal 2011,” and “fiscal 2010” refer to our fiscal years ending October 31, 2013, October 31, 2012, October 31, 2011, and October 31, 2010, respectively. References herein to “fiscal 2014” refer to our fiscal year ending October 31, 2014.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	April 30, 2014	October 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$351,821	$772,972
Marketable securities	13,000	52,508
Restricted cash	22,542	32,036
Inventory	6,548,024	4,650,412
Property, construction and office equipment, net	131,222	131,320
Receivables, prepaid expenses and other assets	249,934	229,295
Mortgage loans held for sale	68,642	113,517
Customer deposits held in escrow	54,417	46,888
Investments in and advances to unconsolidated entities	441,842	403,133
Investments in distressed loans	18,799	36,374
Investments in foreclosed real estate	76,652	72,972
Deferred tax assets, net of valuation allowances	268,171	286,032
	$8,245,066	$6,827,459
LIABILITIES AND EQUITY
Liabilities
Loans payable	$747,088	$107,222
Senior notes	2,654,438	2,321,442
Mortgage company warehouse loan	56,842	75,000
Customer deposits	254,621	212,669
Accounts payable	204,728	167,787
Accrued expenses	539,673	522,987
Income taxes payable	84,619	81,188
Total liabilities	4,542,009	3,488,295
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 177,761 and 169,353 shares issued at April 30, 2014 and October 31, 2013, respectively	1,778	1,694
Additional paid-in capital	694,335	441,677
Retained earnings	3,002,805	2,892,003
Treasury stock, at cost — 2 shares and 0 shares at April 30, 2014 and October 31, 2013, respectively	(79)	—
Accumulated other comprehensive loss	(2,030)	(2,387)
Total stockholders’ equity	3,696,809	3,332,987
Noncontrolling interest	6,248	6,177
Total equity	3,703,057	3,339,164
	$8,245,066	$6,827,459
See accompanying notes

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Six months ended April 30,		Three months ended April 30,
	2014	2013	2014	2013
Revenues	$1,504,055	$940,605	$860,374	$516,004

Cost of revenues	1,202,030	765,950	687,998	420,013
Selling, general and administrative	202,190	157,597	104,320	79,550
	1,404,220	923,547	792,318	499,563
Income from operations	99,835	17,058	68,056	16,441
Other:
Income from unconsolidated entities	37,242	8,076	14,327	4,993
Other income - net	27,642	24,160	11,101	19,534
Income before income taxes	164,719	49,294	93,484	40,968
Income tax provision	53,917	20,188	28,262	16,294
Net income	$110,802	$29,106	$65,222	$24,674
Income per share:
Basic	$0.63	$0.17	$0.37	$0.15
Diluted	$0.60	$0.17	$0.35	$0.14
Weighted-average number of shares:
Basic	177,278	169,222	178,082	169,380
Diluted	185,665	177,949	186,442	178,136
See accompanying notes

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Six months ended April 30,		Three months ended April 30,
	2014	2013	2014	2013
Net income	$110,802	$29,106	$65,222	$24,674

Other comprehensive income (loss), net of tax:
Change in pension liability	156	(18)	103	155
Change in fair value of available-for-sale securities	(22)	(37)	9	(133)
Change in unrealized income (loss) on derivative held by equity investee	223	13	(18)	(80)
Other comprehensive income (loss)	357	(42)	94	(58)
Total comprehensive income	$111,159	$29,064	$65,316	$24,616
See accompanying notes

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended April 30,
	2014	2013
Cash flow used in operating activities:
Net income	$110,802	$29,106
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,095	12,768
Stock-based compensation	12,294	10,027
Excess tax benefits from stock-based compensation	(1,841)	—
Income from unconsolidated entities	(37,242)	(8,076)
Distributions of earnings from unconsolidated entities	39,471	8,855
Income from distressed loans and foreclosed real estate	(7,934)	(4,893)
Deferred tax provision	18,864	18,348
Deferred tax valuation allowances	(1,226)	(1,277)
Inventory impairments and write-offs	3,906	1,738
Change in fair value of mortgage loans receivable and derivative instruments	429	292
Gain on marketable securities	(6)	(137)
Changes in operating assets and liabilities
Increase in inventory	(319,826)	(617,360)
Origination of mortgage loans	(308,466)	(301,952)
Sale of mortgage loans	352,349	322,160
Decrease in restricted cash	9,494	13,475
Increase in receivables, prepaid expenses and other assets	(4,587)	(15,172)
Increase in customer deposits	28,994	47,119
Increase in accounts payable and accrued expenses	21,973	36,405
Increase in income taxes payable	5,272	3,166
Net cash used in operating activities	(66,185)	(445,408)
Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net	(5,767)	(20,264)
Purchase of marketable securities		(36,162)
Sale and redemption of marketable securities	39,243	239,484
Investments in and advances to unconsolidated entities	(80,654)	(31,994)
Return of investments in unconsolidated entities	39,014	34,686
Investments in distressed loans and foreclosed real estate	(757)	(26,155)
Return of investments in distressed loans and foreclosed real estate	22,424	6,114
Acquisition of a business, net of cash acquired	(1,489,116)
Net cash (used in) provided by investing activities	(1,475,613)	165,709
Cash flow provided by financing activities:
Proceeds from issuance of senior notes	600,000	298,050
Debt issuance costs for senior notes	(4,700)
Proceeds from loans payable	1,597,562	501,884
Debt issuance costs for loans payable	(3,005)
Principal payments of loans payable	(1,046,677)	(545,175)
Redemption of senior notes	(267,960)	(59,068)
Net proceeds from issuance of common stock	220,357
Proceeds from stock-based benefit plans	23,333	8,430
Excess tax benefits from stock-based compensation	1,841	—
Receipts related to noncontrolling interest	81	33
Purchase of treasury stock	(185)	(178)
Net cash provided by financing activities	1,120,647	203,976
Net decrease in cash and cash equivalents	(421,151)	(75,723)
Cash and cash equivalents, beginning of period	772,972	778,824
Cash and cash equivalents, end of period	$351,821	$703,101
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2013 balance sheet amounts and disclosures included herein have been derived from the Company’s October 31, 2013 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, the Company suggests that they be read in conjunction with the consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended October 31, 2013. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of April 30, 2014, the results of its operations for the six-month and three-month periods ended April 30, 2014 and 2013, and its cash flows for the six-month periods ended April 30, 2014 and 2013. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning November 1, 2017 and, at that time the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial statements and disclosures.
In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the entity will be required to provide expanded disclosures. ASU 2014-08 is effective for the Company beginning November 1, 2015. The adoption of ASU 2014-08 is not expected to have a material effect on the Company’s condensed consolidated financial statements or disclosures.
In January 2014, the FASB issued ASU No. 2014-04, “Receivables - Troubled Debt Restructurings by Creditors” (“ASU 2014-04”), which clarifies when an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan has occurred. By doing so, this guidance helps determine when the creditor should derecognize the loan receivable and recognize the real estate property. ASU 2014-04 is effective prospectively for the Company beginning November 1, 2015. The adoption of ASU 2014-04 is not expected to have a material effect on the Company’s condensed consolidated financial statements or disclosures.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 is intended to end inconsistent practices regarding the presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from the disallowance of a tax position. ASU 2013-11 is effective for the Company beginning November 1, 2014. The adoption of ASU 2013-11 is not expected to have a material effect on the Company’s condensed consolidated financial statements or disclosures.
2. Acquisition
On February 4, 2014, the Company completed its acquisition of Shapell Industries, Inc. (“Shapell”) pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated November 6, 2013, with Shapell Investment Properties, Inc. (“SIPI”). Pursuant to the Purchase Agreement, the Company acquired, for cash, all of the equity interests in Shapell from SIPI for an aggregate purchase price of $1.60 billion (the “Acquisition”). The Company acquired the single-family residential real property development business of Shapell, including a portfolio of approximately 4,950 home sites in California, some of which the Company will sell to other builders. This acquisition provides the Company with a premier California land portfolio including 11 active selling communities, as of the acquisition date, in affluent, high-growth markets: the San Francisco Bay area, metro Los Angeles, Orange County and the Carlsbad market. As part of the acquisition, the Company assumed contracts to deliver 126 homes with an aggregate value of approximately $105.3 million.
The Company did not acquire apartment and commercial rental properties owned and operated by Shapell (the “Shapell Commercial Properties”) or Shapell’s mortgage lending activities relating to its home building operations. Accordingly, the Purchase Agreement provides that SIPI will indemnify the Company for any loss arising out of or resulting from, among other things, (i) any liability (other than environmental losses, subject to certain exceptions) related to the Shapell Commercial Properties, and (ii) any liability (other than environmental losses, subject to certain exceptions) to the extent related to Shapell Mortgage, Inc.
The Company financed the Acquisition with a combination of $370.0 million of borrowings under its $1.035 billion unsecured revolving credit facility, $485.0 million from a term loan facility, as well as with $815.7 million in net proceeds from debt and equity financings completed in November 2013. See Note 6, “Loans Payable, Senior Notes and Mortgage Company Loan Facility” and Note 12, “Stock Issuance and Stock Repurchase Program” for further details. As a result of the Acquisition, Shapell became a wholly-owned subsidiary of the Company. Accordingly, the Shapell results are included in the Company’s condensed consolidated financial statements from the date of the Acquisition. For the period from February 5, 2014 to April 30, 2014, revenues and operating income from the Shapell operations, excluding $5.1 million of acquisition-related costs, were $102.0 million and $6.1 million, respectively.
The Acquisition was accounted for in accordance with ASC 805, “Business Combinations” (“ASC 805”), and, therefore, the acquired assets and assumed liabilities were recorded by the Company at their preliminary estimated fair values. The following table summarizes the preliminary amounts for acquired assets and liabilities recorded at their fair values as of the acquisition date (amounts in thousands):

Assets acquired and liabilities assumed
Cash and cash equivalents	$106,233
Inventory	1,509,501
Property, construction and office equipment, net	404
Receivables, prepaid expenses and other assets	10,759
Total assets acquired	1,626,897

Customer deposits	(5,429)
Accounts payable and accrued liabilities	(26,119)
Total liabilities assumed	(31,548)
Total net assets acquired	$1,595,349
Cash and cash equivalents, customer deposits and accounts payable were generally stated at historical carrying values given the short-term nature of these assets and liabilities. Receivables, prepaid expenses and other assets and accrued expenses were adjusted to reflect fair values.
The Company determined the fair value of inventory on a community-by-community basis primarily using a combination of discounted cash flow models and market comparable land transactions, where available. These estimated cash flows are significantly impacted by estimates related to: (i) expected selling prices, (ii) expected settlement paces, (iii) expected land development and construction timelines, and anticipated land development costs and construction costs, and (iv) overhead costs expected to be incurred in the future. Such estimates must be made for each individual community and may vary significantly between communities. See Note 1 in the Company’s Annual Report on Form 10-K and Note 14 in this Form 10-Q for additional discussion of the factors impacting the fair value of inventory.
The Company completed the majority of its business combination accounting as of April 30, 2014 and expects to substantially complete the remainder by October 31, 2014. The Company is in the process of finalizing its fair value estimates for all of the Shapell assets acquired and liabilities assumed and, therefore, the estimates used at April 30, 2014 are subject to change.
The Company recorded $5.9 million and $5.1 million in acquisition-related costs for the six and three month periods ended April 30, 2014, which are included in the Condensed Consolidated Statements of Operations within “Selling, general and administrative.” Such costs were expensed as incurred in accordance with ASC 805. There were no acquisition-related costs incurred in the six and three month periods ended April 30, 2013.
Supplemental pro forma information
The following presents unaudited pro forma amounts as if the acquisition had been completed as of November 1, 2012 (amounts in thousands, except per share data):

	Six months ended April 30,		Three months ended April 30,
	2014	2013	2014	2013
Revenues	$1,637,554	$1,145,337	$860,374	$606,564
Net income	137,943	39,485	74,674	29,488
Income per share – basic	0.78	0.22	0.42	0.17
Income per share – diluted	0.75	0.22	0.40	0.16
The unaudited pro forma operating results have been determined after adjusting the operating results of Shapell to reflect the purchase accounting and other acquisition adjustments including interest expense associated with the debt used to fund a portion of the acquisition. The unaudited pro forma results do not reflect any cost savings, operating synergies or revenue enhancements that the Company may achieve as a result of the Acquisition, the costs to integrate Shapell’s operations, or the costs necessary to achieve these cost savings, operating synergies and revenue enhancements. Accordingly, the unaudited pro forma amounts are for comparative purposes only and may not necessarily reflect the results of operations which would have resulted had the acquisition been completed at the beginning of the applicable period or indicative of the results that will be attained in the future.
Certain other adjustments, including those related to conforming accounting policies and interest capitalization, have not been reflected in the supplemental pro forma operating results due to the impracticability of estimating such impacts.
3. Inventory
Inventory at April 30, 2014 and October 31, 2013 consisted of the following (amounts in thousands):

	April 30, 2014	October 31, 2013
Land controlled for future communities	$139,961	$99,802
Land owned for future communities	2,385,234	1,287,630
Operating communities	4,022,829	3,262,980
	$6,548,024	$4,650,412
Operating communities include communities offering homes for sale; communities that have sold all available home sites but have not completed delivery of the homes; communities that were previously offering homes for sale but are temporarily closed due to business conditions or non-availability of improved home sites and that are expected to reopen within twelve months of the end of the fiscal period being reported on; and communities preparing to open for sale. The carrying value attributable to operating communities includes the cost of homes under construction, land and land development costs, the carrying cost of home sites in current and future phases of these communities, and the carrying cost of model homes.
Communities that were previously offering homes for sale but are temporarily closed due to business conditions that do not have any remaining backlog and are not expected to reopen within twelve months of the end of the fiscal period being reported on have been classified as land owned for future communities. Backlog consists of homes under contract but not yet delivered to the Company’s home buyers (“backlog”).
Information regarding the classification, number and carrying value of these temporarily closed communities, as of the date indicated, is provided in the table below.

	April 30, 2014	October 31, 2013
Land owned for future communities:
Number of communities	20	25
Carrying value (in thousands)	$136,870	$153,498
Operating communities:
Number of communities	14	15
Carrying value (in thousands)	$83,172	$88,534

The amounts the Company provided for inventory impairment charges and the expensing of costs that it believed not to be recoverable, for the periods indicated, are shown in the table below (amounts in thousands).

	Six months ended April 30,		Three months ended April 30,
	2014	2013	2014	2013
Land controlled for future communities	$1,006	$698	$324	$689
Operating communities	2,900	1,040	1,600	340
	$3,906	$1,738	$1,924	$1,029
See Note 14, “Fair Value Disclosures,” for information regarding the number of operating communities that the Company tested for potential impairment, the number of operating communities in which it recognized impairment charges, the amount of impairment charges recognized, and the fair values of those communities, net of impairment charges.
See Note 16, “Commitments and Contingencies,” for information regarding land purchase commitments.
At April 30, 2014, the Company evaluated its land purchase contracts to determine if any of the selling entities were variable interest entities (“VIEs”) and, if they were, whether the Company was the primary beneficiary of any of them. Under these land purchase contracts, the Company does not possess legal title to the land and its risk is generally limited to deposits paid to the sellers, and the creditors of the sellers generally have no recourse against the Company. At April 30, 2014, the Company determined that 79 land purchase contracts, with an aggregate purchase price of $802.7 million, on which it had made aggregate deposits totaling $47.9 million, were VIEs, and that it was not the primary beneficiary of any VIE related to its land purchase contracts. At October 31, 2013, the Company determined that 87 land purchase contracts, with an aggregate purchase price of $1.12 billion, on which it had made aggregate deposits totaling $51.9 million, were VIEs, and that it was not the primary beneficiary of any VIE related to its land purchase contracts.
Interest incurred, capitalized and expensed, for the periods indicated, was as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2014	2013	2014	2013
Interest capitalized, beginning of period	$343,077	$330,581	$356,618	$340,904
Interest incurred	82,628	64,051	42,684	32,303
Interest expensed to cost of revenues	(54,585)	(42,990)	(29,145)	(23,016)
Write-off against other income	(1,039)	(1,221)	(722)	(1,133)
Interest capitalized on investments in unconsolidated entities	(4,757)	(2,872)	(2,300)	(1,509)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	1,811	—	—	—
Interest capitalized, end of period	$367,135	$347,549	$367,135	$347,549
Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. The amounts included in the table directly above reflect the gross amount of capitalized interest without allocation of any impairment charges recognized. The Company estimates that, had inventory impairment charges been allocated on a pro-rata basis to the individual components of inventory, capitalized interest at April 30, 2014 and 2013 would have been reduced by approximately $35.4 million and $43.4 million, respectively.

4. Investments in and Advances to Unconsolidated Entities
The Company has investments in and advances to various unconsolidated entities. These entities include land development joint ventures, home building joint ventures, rental property joint ventures, Toll Brothers Realty Trust and Trust II, and a structured asset joint venture. At April 30, 2014, the Company had investments in and advances to these unconsolidated entities of $441.8 million and was committed to invest or advance up to an additional $101.7 million to these entities if they require additional funding. The Company’s investments in these entities are accounted for using the equity method of accounting.
More specific information regarding the Company’s investments in, advances to, and future commitments to these entities is provided below.
Land Development Joint Ventures

The Company has investments in and advances to a number of joint ventures with unrelated parties to develop land (“Land Development Joint Ventures”). Some of these Land Development Joint Ventures develop land for the sole use of the venture participants, including the Company, and others develop land for sale to the joint venture participants and to unrelated builders. The Company recognizes its share of earnings from the sale of home sites and other land by the Land Development Joint Ventures to other builders. With regard to home sites the Company purchases from the Land Development Joint Ventures, the Company adjusts its cost basis in those home sites by its share of the earnings/losses of the joint venture on the home sites the Company purchases. At April 30, 2014, the Company had approximately $160.5 million invested in or advanced to the Land Development Joint Ventures and a funding commitment of $45.4 million to four of the Land Development Joint Ventures which would be funded if additional investment in the ventures is required. At April 30, 2014, two of these joint ventures had aggregate loan commitments of $105.0 million and outstanding borrowings against these commitments of $29.2 million.

At April 30, 2014, the Company had a purchase commitment to acquire 115 home sites from one of these Land Development Joint Ventures for an aggregate purchase price of $12.6 million. In addition, the Company expects to purchase approximately 3,800 additional lots from several Land Development Joint Ventures in which it has interests. The purchase price of the lots will be determined at a future date. The Company will also receive approximately 935 home sites from one of its Land Development Joint Ventures in consideration of its previous investment in the joint venture. Set forth below is additional information regarding activity in certain Land Development Joint Ventures; such activity is included in the summary information provided above.
In the first quarter of fiscal 2014, the Company entered into a joint venture with an unrelated party to develop a parcel of land in Texas. The joint venture expects to develop a master planned community consisting of up to 6,500 home sites and retail and commercial property. The Company has a 50% interest in this joint venture. Prior to the formation of the joint venture, the Company had entered into a land purchase agreement to acquire the land for approximately $79.3 million. The Company contributed its rights under the purchase agreement to the joint venture and was reimbursed by the Company’s joint venture partner for 50% of the costs the Company incurred prior to the formation of the joint venture. At April 30, 2014, the Company had an investment of $40.6 million in this joint venture. In May 2014, the joint venture obtained outside financing of $40.0 million to help fund the future development of the property.
In the fourth quarter of fiscal 2013, the Company entered into a joint venture with an unrelated party to develop a parcel of land in Maryland. The property consists of 945 acres which the joint venture expects to develop into approximately 1,300 home sites. The Company has a 50% interest in this joint venture. The current plan is to develop the property and sell approximately 50% of the home sites to each of the members of the joint venture. The Company made an initial investment of $11.8 million of cash to the joint venture. At April 30, 2014, the Company had an investment of $11.9 million in this joint venture.
In the second quarter of fiscal 2013, the Company entered into a joint venture with an unrelated party to develop a parcel of land in Texas as a master planned community consisting of approximately 2,900 lots. The Company has a 50% interest in this joint venture. The joint venture expects to develop the property in multiple phases and sell groups of lots to the members of the joint venture and to other home builders. The Company made an initial investment of $15.5 million of cash to the joint venture. The joint venture entered into a $25.0 million line of credit with a bank, secured by a deed of trust on the property which can be expanded up to $40.0 million under certain conditions. At April 30, 2014, the joint venture had $24.2 million of borrowings under this line of credit. At April 30, 2014, the Company had an investment of $24.2 million in this joint venture and was committed to make additional contributions to this joint venture of up to $9.0 million.

The Company has a 50% interest in a joint venture that owns and is developing a master planned community in Orange County, California, consisting of over 2,000 home sites. At April 30, 2014, the joint venture owned approximately 1,200 home sites. At April 30, 2014, the Company had an investment of $77.3 million in this joint venture and was committed to make additional contributions to this joint venture of up to $10.0 million, if needed. The joint venture has an $80.0 million credit facility from a bank to fund the development of the property. At April 30, 2014, the venture had $5.0 million borrowed under the facility.
Home Building Joint Ventures

At April 30, 2014, the Company had an aggregate of $183.0 million of investments in and advances to various joint ventures with unrelated parties to develop approximately 600 luxury for-sale homes. At April 30, 2014, the Company had $33.0 million of funding commitments to two of these joint ventures.
Rental Property Joint Ventures
At April 30, 2014, the Company had an aggregate of $75.3 million of investments in and advances to several joint ventures with unrelated parties to develop luxury for-rent residential apartments, commercial space, and a hotel (“Rental Property Joint Ventures”). At April 30, 2014, the Company had $23.3 million of funding commitments to these joint ventures. At April 30, 2014, four of these joint ventures had aggregate loan commitments of $319.8 million and outstanding borrowings against these commitments of $32.2 million. Set forth below is additional information regarding activity in certain Rental Property Joint Ventures; such activity is included in the summary information provided above.
In the first quarter of 2014, two of the Company’s Rental Property Joint Ventures entered into $126.0 million of construction loan agreements to finance construction of multi-family residential apartments in suburban Philadelphia and northern New Jersey. At April 30, 2014, these ventures had $1.3 million borrowings under the new facilities.
In the fourth quarter of fiscal 2013, the Company entered into a joint venture with an unrelated party to develop a 287-unit luxury for-rent residential apartment building in the Capitol Riverfront of Washington, D.C. on land that the Company owned and conveyed to the joint venture. The Company has a 50% interest in this joint venture. As part of the Company’s initial capital contribution, it contributed land and improvements with a fair value of $27.1 million to the joint venture and subsequently received a cash distribution of $12.5 million to align the capital accounts of each of the members of the joint venture. The joint venture entered into a $54.0 million construction loan agreement with a bank to finance the development of this project. At April 30, 2014, the joint venture had $14.2 million borrowed under the construction loan agreement. At April 30, 2014, the Company had an investment of $14.5 million in this joint venture.
In the second quarter of fiscal 2013, the Company entered into a joint venture with an unrelated party to develop a luxury, 38-story for-rent residential apartment building and retail space in Jersey City, New Jersey on land that the Company owned and conveyed to the joint venture. The Company has a 50% interest in this joint venture. As part of the Company’s initial capital contribution, it contributed land and improvements with a fair value of $28.8 million to the joint venture and subsequently received distributions of $10.2 million and a $1.2 million payment by the joint venture on our behalf to align the capital accounts of each of the members of the joint venture. The joint venture entered into a $120.0 million construction loan agreement with a bank to finance the development of this project. At April 30, 2014, the joint venture had no borrowings under the construction loan agreement. At April 30, 2014, the Company had an investment of $29.4 million in this joint venture and was committed to make additional contributions to this joint venture of up to $0.2 million.
Toll Brothers Realty Trust and Trust II
In fiscal 2005, the Company, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust II (“Trust II”) to invest in commercial real estate opportunities. Trust II is owned 50% by the Company and 50% by an affiliate of PASERS. In December 2013, Trust II sold substantially all of its assets to an unrelated party. As a result of this sale, the Company realized income of approximately $23.5 million in the first quarter of fiscal 2014 representing its share of the gain on the sale. In the three-month period ended April 30, 2014, we recognized an additional gain of $0.6 million from the sale of a property by Trust II. The gain on sale of assets is included in “Income from unconsolidated entities” on the Company’s Condensed Consolidated Statement of Operations. In December 2013, the Company received a $20.0 million cash distribution from Trust II. At April 30, 2014, the Company had an investment of $1.2 million in Trust II. In addition, in the first quarter of fiscal 2014, the Company recognized $2.9 million in previously deferred gains on the Company’s initial sales of the properties to Trust II. This gain is included in “Other income - net” on the Company’s Condensed Consolidated Statements of Operations in this Form 10-Q.

In 1998, prior to the formation of Trust II, the Company formed Toll Brothers Realty Trust (“Trust”) to invest in commercial real estate opportunities. The Trust is effectively owned one-third by the Company; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Douglas C. Yearley, Jr. and former members of the Company’s senior management; and one-third by an affiliate of PASERS. As of April 30, 2014, the Company had a negative investment in the Trust of $0.9 million resulting primarily from a loss recognized by the Trust in the fourth quarter of fiscal 2013. The Company provides development, finance and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $1.1 million in each of the six-month periods ended April 30, 2014 and 2013 and $0.6 million and $0.5 million in the three-month periods ended April 30, 2014 and 2013, respectively. In the second quarter of fiscal 2014, the Trust refinanced the mortgage on one of its properties and distributed $36.0 million of the net proceeds from the refinancing to its partners. The Company received $12.0 million as its share of the proceeds and recognized this distribution as income in the quarter. This income is included in “Income from unconsolidated entities” in the Company’s Condensed Consolidated Statements of Operations in this Form 10-Q.
Structured Asset Joint Venture
The Company, through Gibraltar Capital and Asset Management LLC (“Gibraltar”), is a 20% participant with two unrelated parties that purchased a 40% interest in an entity that owns and controls a portfolio of loans and real estate (“Structured Asset Joint Venture”). At April 30, 2014, the Company had an investment of $22.8 million in this Structured Asset Joint Venture.
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
The Company believes that, as of April 30, 2014, in the event it becomes legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral should be sufficient to repay a significant portion of the obligation. If it is not, the Company and its partners would need to contribute additional capital to the venture. At April 30, 2014, the unconsolidated entities that have guarantees related to debt had loan commitments aggregating $424.8 million and had borrowed an aggregate of $61.4 million. The term of these guarantees generally range from 19 months to 44 months. The Company estimates that the maximum potential exposure under these guarantees, if the full amount of the loan commitments were borrowed, would be $424.8 million before any reimbursement from the Company’s partners. Based on the amounts borrowed at April 30, 2014, the Company’s maximum potential exposure under these guarantees is estimated to be approximately $61.4 million before any reimbursement from the Company’s partners.
In addition, the Company has guaranteed approximately $11.4 million of ground lease payments and insurance deductibles for three joint ventures.
As of April 30, 2014, the estimated aggregate fair value of the guarantees was approximately $2.0 million. The Company has not made payments under any of the guarantees, nor has it been called upon to do so.

Variable Interest Entities
At April 30, 2014, the Company determined that three of its joint ventures were VIEs under the guidance within FASB Accounting Standards Codification (“ASC”) 810, “Consolidation.” The Company has, however, concluded that it was not the primary beneficiary of the VIEs because the power to direct the activities of these VIEs that most significantly impact their performance was shared by the Company and the VIEs’ other members. Business plans, budgets and other major decisions are required to be unanimously approved by all members. Management and other fees earned by the Company are nominal and believed to be at market rates and there is no significant economic disproportionality between the Company and other members.
The information presented below regarding the investments, commitments and guarantees in unconsolidated entities deemed to be VIEs is also included in the information provided above. At April 30, 2014 and October 31, 2013, the Company’s investments in its unconsolidated joint ventures deemed to be VIEs, which are included in “Investments in and advances to unconsolidated entities” in the accompanying Condensed Consolidated Balance Sheets, totaled $31.4 million and $22.9 million, respectively. At April 30, 2014, the maximum exposure of loss to the Company’s investments in unconsolidated joint ventures that are VIEs is limited to its investment in the unconsolidated VIEs, except with regard to $47.8 million of additional commitments to the VIEs and $9.3 million of guarantees under ground lease agreements. At October 31, 2013, the maximum exposure to loss of the Company’s investments in unconsolidated joint ventures that are VIEs is limited to its investment in the unconsolidated VIEs, except with regard to a $41.7 million additional commitment to fund the joint ventures and a $9.6 million guaranty of ground lease payments.
Joint Venture Condensed Financial Information
The condensed balance sheets, as of the dates indicated, and the condensed statements of operations and comprehensive income for the periods indicated, for the unconsolidated entities in which the Company has an investment, aggregated by type of business, are included below (in thousands). The column titled “Rental Property Joint Ventures” includes the Rental Property Joint Ventures and Toll Brothers Realty Trust and Trust II described above.

Condensed Balance Sheets:

	April 30, 2014
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Cash and cash equivalents	$31,267	$26,209	$39,360	$11,816	$108,652
Inventory	256,691	409,188	392		666,271
Non-performing loan portfolio				69,909	69,909
Rental properties			125,298		125,298
Rental properties under development			177,390		177,390
Real estate owned (“REO”)				207,358	207,358
Other assets (1)	19,275	78,720	13,774	155,929	267,698
Total assets	$307,233	$514,117	$356,214	$445,012	$1,622,576
Debt (1)	$36,092	$10,174	$255,185	$155,900	$457,351
Other liabilities	26,279	38,783	19,210	218	84,490
Members’ equity	244,862	465,160	81,819	115,558	907,399
Noncontrolling interest				173,336	173,336
Total liabilities and equity	$307,233	$514,117	$356,214	$445,012	$1,622,576
Company’s net investment in unconsolidated entities (2)	$160,528	$182,956	$75,574	$22,784	$441,842

	October 31, 2013
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Cash and cash equivalents	$30,826	$31,164	$35,014	$40,097	$137,101
Inventory	350,150	338,814	4,998		693,962
Non-performing loan portfolio				107,411	107,411
Rental properties			164,325		164,325
Rental properties under development			133,081		133,081
Real estate owned (“REO”)				202,259	202,259
Other assets (1)	12,700	70,180	18,526	155,921	257,327
Total assets	$393,676	$440,158	$355,944	$505,688	$1,695,466
Debt (1)	$135,200	$11,977	$235,226	$155,900	$538,303
Other liabilities	21,015	19,636	9,461	379	50,491
Members’ equity	237,461	408,545	111,257	139,764	897,027
Noncontrolling interest				209,645	209,645
Total liabilities and equity	$393,676	$440,158	$355,944	$505,688	$1,695,466
Company’s net investment in unconsolidated entities (2)	$142,448	$166,271	$68,711	$25,703	$403,133

(1)
Included in other assets of the Structured Asset Joint Venture at April 30, 2014 and October 31, 2013 is $155.9 million of restricted cash held in a defeasance account which will be used to repay debt of the Structured Asset Joint Venture.

(2)
Differences between the Company’s net investment in unconsolidated entities and its underlying equity in the net assets of the entities is primarily a result of the acquisition price of an investment in a land development joint venture in fiscal 2012 which was in excess of the Company’s pro-rata share of the underlying equity; impairments related to the Company’s investments in unconsolidated entities; a loan made to one of the entities by the Company; interest capitalized on the Company’s investment; and distributions from entities in excess of the carrying amount of the Company’s net investment.

Condensed Statements of Operations and Comprehensive Income:

	For the six months ended April 30, 2014
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$111,950	$23,228	$17,006	$3,789	$155,973
Cost of revenues	62,170	21,825	7,390	6,482	97,867
Other expenses	465	2,047	21,558	874	24,944
Total expenses	62,635	23,872	28,948	7,356	122,811
Gain on disposition of loans and REO				6,458	6,458
Income (loss) from operations	49,315	(644)	(11,942)	2,891	39,620
Other income	5	201	43,199	1,533	44,938
Net income (loss)	49,320	(443)	31,257	4,424	84,558
Less: income attributable to noncontrolling interest				(2,654)	(2,654)
Net income (loss) attributable to controlling interest	49,320	(443)	31,257	1,770	81,904
Other comprehensive income			729		729
Total comprehensive income (loss)	$49,320	$(443)	$31,986	$1,770	$82,633
Company’s equity in earnings of unconsolidated entities (3)	$103	$327	$36,622	$190	$37,242

	For the three months ended April 30, 2014
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$110,406	$11,647	$7,557	$3,505	$133,115
Cost of revenues	61,488	11,451	3,419	4,132	80,490
Other expenses	210	1,047	9,504	415	11,176
Total expenses	61,698	12,498	12,923	4,547	91,666
Gain on disposition of loans and REO				2,551	2,551
Income (loss) from operations	48,708	(851)	(5,366)	1,509	44,000
Other income	4	162	342	1,409	1,917
Net income (loss)	48,712	(689)	(5,024)	2,918	45,917
Less: income attributable to noncontrolling interest				(1,751)	(1,751)
Net income (loss) attributable to controlling interest	48,712	(689)	(5,024)	1,167	44,166
Other comprehensive loss			(56)		(56)
Total comprehensive income (loss)	$48,712	$(689)	$(5,080)	$1,167	$44,110
Company’s equity in earnings of unconsolidated entities (3)	$135	$145	$12,872	$1,175	$14,327

	For the six months ended April 30, 2013
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$35,022	$22,757	$20,303	$21,714	$99,796
Cost of revenues	17,805	19,973	9,010	19,493	66,281
Other expenses	758	1,154	10,565	2,316	14,793
Total expenses	18,563	21,127	19,575	21,809	81,074
Gain on disposition of loans and REO				39,704	39,704
Income from operations	16,459	1,630	728	39,609	58,426
Other income	5	435	9	154	603
Net income	16,464	2,065	737	39,763	59,029
Less: income attributable to noncontrolling interest				(23,858)	(23,858)
Net income attributable to controlling interest	16,464	2,065	737	15,905	35,171
Other comprehensive income			282		282
Total comprehensive income	$16,464	$2,065	$1,019	$15,905	$35,453
Company’s equity in earnings of unconsolidated entities (3)	$2,796	$1,079	$1,130	$3,071	$8,076

	For the three months ended April 30, 2013
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$33,395	$13,787	$10,621	$12,009	$69,812
Cost of revenues	16,587	12,868	4,717	9,155	43,327
Other expenses	567	690	5,069	1,259	7,585
Total expenses	17,154	13,558	9,786	10,414	50,912
Gain on disposition of loans and REO				12,812	12,812
Income from operations	16,241	229	835	14,407	31,712
Other income	2	421	3	75	501
Net income	16,243	650	838	14,482	32,213
Less: income attributable to noncontrolling interest				(8,689)	(8,689)
Net income attributable to controlling interest	16,243	650	838	5,793	23,524
Other comprehensive loss			(20)		(20)
Total comprehensive income	$16,243	$650	$818	$5,793	$23,504
Company’s equity in earnings of unconsolidated entities (3)	$2,894	$369	$572	$1,158	$4,993

(3)
Differences between the Company’s equity in earnings (losses) of unconsolidated entities and the underlying net income (loss) of the entities is primarily a result of prior impairments related to the Company’s investment in unconsolidated entities, a basis difference of an acquired joint venture interest, distributions from entities in excess of the carrying amount of the Company’s net investment, and the Company’s share of the entities’ profits related to home sites purchased by the Company which reduces the Company’s cost basis of the home sites.

5. Investments in Distressed Loans and Foreclosed Real Estate
Investments in Distressed Loans
The Company’s investments in distressed loans consisted of the following as of the dates indicated (amounts in thousands):

	April 30, 2014	October 31, 2013
Unpaid principal balance	$35,528	$63,381
Discount on acquired loans	(16,729)	(27,007)
Carrying value	$18,799	$36,374
The Company’s investments in distressed loans includes performing loans and non-performing loans and also includes investments in loan participations classified as secured borrowings under ASC 860, “Transfers and Servicing.”
For acquired distressed loans where it is probable that the Company will collect less than the contractual amounts due under the terms of the loan based, at least in part, on the assessment of the credit quality of the borrowers, the loans are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). Under ASC 310-30, provided the Company does not presently have the intention to utilize real estate secured by the loans for use in its operations or to significantly improve the collateral for resale, the amount by which the future cash flows expected to be collected at the acquisition date exceeds the estimated fair value of the loan, or accretable yield, is recognized in other income - net over the estimated remaining life of the loan using a level yield methodology. The difference between the contractually required payments of the loan as of the acquisition date and the total cash flows expected to be collected, or nonaccretable difference, is not recognized.
The accretable yield activity for the Company’s investments in distressed loans accounted for under ASC 310-30 for the six-month and three-month periods ended April 30, 2014 and 2013 was as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2014	2013	2014	2013
Balance, beginning of period	$6,606	$17,196	$3,090	$13,406
Loans acquired
Additions	554	471	385	471
Deletions	(3,372)	(3,915)	(189)	(1,528)
Accretions	(956)	(2,523)	(454)	(1,120)
Balance, end of period	$2,832	$11,229	$2,832	$11,229
Additions primarily represent the reclassification to accretable yield from nonaccretable yield and the impact of impairments. Deletions primarily represent loan dispositions, which include foreclosure of the underlying collateral and resulting removal of the loans from the accretable yield portfolios, and reclassifications from accretable yield to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income are based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continues to gather additional information regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in the six-month and three-month periods ended April 30, 2014 and 2013 is not necessarily indicative of future results.
The Company acquires distressed loans where it has determined that (1) it is possible to collect all contractual amounts due under the terms of the loan, (2) it expects to utilize the real estate secured by the loans in its operations, or (3) forecasted cash flows cannot be reasonably estimated. For non-performing loans acquired meeting any of these conditions, in accordance with ASC 310-10, “Receivable,” (“ASC 310-10”), the loans are classified as nonaccrual and interest income is not recognized. When a loan is classified as nonaccrual, any subsequent cash receipt is accounted for using the cost recovery method. For performing loans, payments are applied to principal and interest in accordance with the terms of the loan when received. As of April 30, 2014 and October 31, 2013, the Company had investments in non-performing loans, accounted for in accordance with ASC 310-10, of $11.5 million and $21.4 million, respectively. At October 31, 2013, the Company had investments in performing loans of $0.8 million. The Company had no investments in performing loans as of April 30, 2014.

Foreclosed Real Estate Owned (REO)
The table below provides, for the periods indicated, the activity in REO (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2014	2013	2014	2013
Balance, beginning of period	$72,972	$58,353	$79,267	$68,764
Additions	8,036	14,317	871	3,277
Sales	(4,192)	(911)	(3,384)	(472)
Impairments	(2)	(15)	(2)
Depreciation	(162)	(286)	(100)	(111)
Balance, end of period	$76,652	$71,458	$76,652	$71,458
As of April 30, 2014, approximately $7.2 million and $69.5 million of REO was classified as held-for-sale and held-and-used, respectively. As of April 30, 2013, approximately $9.4 million and $62.0 million of REO was classified as held-for-sale and held-and-used, respectively. For the six-month periods ended April 30, 2014 and 2013, the Company recorded gains of $1.5 million and $1.5 million, respectively, from acquisitions of REO through foreclosure. For the three-month periods ended April 30, 2014 and 2013, the Company recorded gains of $5,000 and $0.8 million, respectively, from the acquisition of REO through foreclosure.
General
The Company’s earnings from Gibraltar’s operations, excluding its investment in the Structured Asset Joint Venture, are included in “Other income - net” in its Condensed Consolidated Statements of Operations. In the six-month periods ended April 30, 2014 and 2013, the Company recognized $5.7 million and $1.1 million of earnings (excluding earnings from its investment in the Structured Asset Joint Venture), respectively, from Gibraltar’s operations. In the three-month periods ended April 30, 2014 and 2013, the Company recognized $1.4 million and $1.0 million of earnings (excluding earnings from its investment in the Structured Asset Joint Venture), respectively, from Gibraltar’s operations.
6. Loans Payable, Senior Notes and Mortgage Company Loan Facility
Loans Payable
At April 30, 2014 and October 31, 2013, loans payable consisted of the following (amounts in thousands):

	April 30, 2014	October 31, 2013
Credit facility borrowings	$95,000
Unsecured bank term loan	485,000
Loans payable - other	167,088	$107,222
	$747,088	$107,222
Credit Facility
On August 1, 2013, the Company entered into an $1.035 billion (“Aggregate Credit Commitment”) unsecured, 5-year credit facility (“Credit Facility”) with 15 banks which extends to August 1, 2018. Up to 75% of the Aggregate Credit Commitment is available for letters of credit. The Credit Facility has an accordion feature under which the Company may, subject to certain conditions set forth in the agreement, increase the Credit Facility up to a maximum aggregate amount of $2.0 billion. The Company may select interest rates for the Credit Facility equal to (i) the London Interbank Offering Rate (“LIBOR”) plus an applicable margin or (ii) the lenders’ base rate plus an applicable margin, which in each case is based on the Company’s credit rating and leverage ratio. At April 30, 2014, the interest rate on outstanding borrowings under the Credit Facility was 1.85% per annum. The Company is obligated to pay an undrawn commitment fee which is based on the average daily unused amount of the Aggregate Credit Commitment and the Company’s credit ratings and leverage ratio. Any proceeds from borrowings under the Credit Facility may be used for general corporate purposes. The Company and substantially all of its 100% owned home building subsidiaries are guarantors under the Credit Facility.
Under the terms of the Credit Facility, the Company is not permitted to allow its maximum leverage ratio (as defined in the Credit Facility) to exceed 1.75 to 1.00 and is required to maintain a tangible net worth (as defined in the Credit Facility) of no less than approximately $2.45 billion. Under the terms of the Credit Facility, at April 30, 2014, the Company’s leverage ratio was approximately 0.81 and its tangible net worth was approximately $3.65 billion. Based upon the minimum tangible net worth requirement at April 30, 2014, the Company’s ability to repurchase its common stock is limited to approximately $1.71 billion.
At April 30, 2014, the Company had $95.0 million outstanding borrowings under the Credit Facility and had outstanding letters of credit of approximately $90.8 million. As part of the Shapell acquisition, the Company borrowed $370.0 million under the Credit Facility on February 3, 2014, of which $275.0 million was repaid as of April 30, 2014.
Senior Unsecured Term Loan
On February 3, 2014, the Company entered into a 5-year senior, $485.0 million, unsecured term loan facility (the “Term Loan Facility”) with ten banks. The full amount of the Term Loan Facility was borrowed by the Company on February 3, 2014. The Company may select interest rates for the Term Loan Facility equal to (i) LIBOR plus an applicable margin, (ii) the base rate (which is defined as the greatest of (a) SunTrust Bank’s prime rate, (b) the federal funds effective rate plus 0.5% and (c) one-month LIBOR plus 1%) plus an applicable margin or (iii) the federal funds / Euro rate (which is defined as the greater of (a) the sum of the federal funds effective rate plus an applicable margin plus 0.25% and (b) one-month LIBOR), with the applicable margin, in each case, based on the Company’s leverage ratio. At April 30, 2014, the interest rate on the Term Loan Facility was 1.56% per annum.
The Company and substantially all of its 100% owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the Company’s Credit Facility. The Term Loan Facility will mature, and amounts owing under it will become due and payable, on February 3, 2019.
364-Day Senior Unsecured Revolving Credit Facility
On February 4, 2014, the Company entered into a 364-day senior unsecured revolving credit facility (the “364-Day Facility”) with five banks. The 364-Day Facility provides for an unsecured revolving credit facility to be made available to the Company, from time to time after February 4, 2014 and prior to February 3, 2015, in the amount of $500.0 million. The Company intends for this facility to remain undrawn and its purpose is to provide the Company additional liquidity should unforeseen circumstances arise. The Company may select interest rates for the 364-Day Facility equal to (i) LIBOR plus an applicable margin, (ii) the base rate (which is defined as the greatest of (a) Citibank’s prime rate, (b) the federal funds effective rate plus 0.5% and (c) one-month LIBOR plus 1%) plus an applicable margin or (iii) the federal funds / Euro rate (which is defined as the greater of (a) the sum of the federal funds effective rate plus an applicable margin plus 0.25% and (b) one-month LIBOR), with the applicable margin, in each case, based on the Company’s leverage ratio. The Company is obligated to pay an undrawn commitment fee.
The Company and substantially all of its 100% owned home building subsidiaries are guarantors under the 364-Day Facility. The 364-Day Facility contains substantially the same financial covenants as the Company’s Credit Facility. The 364-Day Facility will terminate, and amounts owed under the 364-Day Facility will become due and payable, on February 3, 2015.
At April 30, 2014, the Company had no outstanding borrowings under the 364-Day Facility.
Loans Payable - Other
The Company’s loans payable - other represent purchase money mortgages on properties the Company had acquired that the seller had financed and various revenue bonds that were issued by government entities on behalf of the Company to finance community infrastructure and the Company’s manufacturing facilities. At April 30, 2014, the weighted-average interest rate on the Company’s loans payable - other was 4.64% per annum.
Senior Notes
At April 30, 2014, the Company, through Toll Brothers Finance Corp, had eight issues of Senior Notes outstanding with an aggregate principal amount of $2.66 billion.
In March 2014, the Company repaid the $268.0 million of outstanding 4.95% Senior Notes due March 15, 2014.
In November 2013, the Company issued $350.0 million principal amount of 4.0% Senior Notes due 2018 (the “4.0% Senior Notes”) and $250.0 million principal amount of 5.625% Senior Notes due 2024 (the “5.625% Senior Notes”). The Company received $596.2 million of net proceeds from the issuance of the 4.0% Senior Notes and the 5.625% Senior Notes.
In September 2013, the Company repaid the $104.8 million of outstanding 5.95% Senior Notes due September 15, 2013.
In April 2013, the Company issued $300.0 million principal amount of 4.375% Senior Notes due 2023 (the “4.375% Senior Notes”) at par. The Company received $298.1 million of net proceeds from this issuance of 4.375% Senior Notes.

In May 2013, the Company issued an additional $100.0 million principal amount of 4.375% Senior Notes at a price equal to 103% of par value. The Company received $102.3 million of net proceeds from this additional issuance of 4.375% Senior Notes.
In November 2012, the Company repaid the $59.1 million of outstanding 6.875% Senior Notes due November 15, 2012.
Mortgage Company Loan Facility
In July 2013, TBI Mortgage Company (“TBI Mortgage”), the Company’s wholly-owned mortgage subsidiary, amended its Master Repurchase Agreement (the “Repurchase Agreement”) with Comerica Bank. The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by TBI Mortgage and it is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” The Repurchase Agreement, as amended, provides for loan purchases of up to $50 million, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $75 million for a short period of time. The Repurchase Agreement, as amended, expires on July 22, 2014 and bears interest at LIBOR plus 2.00% per annum, with a minimum rate of 3.00%. At April 30, 2014, the Company had $56.8 million of outstanding borrowings under the Repurchase Agreement.
7. Accrued Expenses
Accrued expenses at April 30, 2014 and October 31, 2013 consisted of the following (amounts in thousands):

	April 30, 2014	October 31, 2013
Land, land development and construction	$136,781	$152,674
Compensation and employee benefit	111,664	111,561
Insurance and litigation	92,814	89,104
Warranty	52,579	43,819
Interest	37,444	25,675
Commitments to unconsolidated entities	4,259	3,804
Other	104,132	96,350
	$539,673	$522,987
The Company accrues for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Warranty costs are accrued based upon historical experience. The table below provides, for the periods indicated, a reconciliation of the changes in the Company’s warranty accrual (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2014	2013	2014	2013
Balance, beginning of year	$43,819	$41,706	$42,688	$41,241
Additions - homes closed during the year	7,302	5,223	4,205	2,934
Addition - Shapell liabilities acquired	9,244		9,244
Increase (decrease) in accruals for homes closed in prior years	1,421	(478)	1,077	(212)
Charges incurred	(9,207)	(5,342)	(4,635)	(2,854)
Balance, end of year	$52,579	$41,109	$52,579	$41,109

8. Income Taxes
The table below provides, for the periods indicated, reconciliations of the Company’s effective tax rate from the federal statutory tax rate (amounts in thousands):

	Six months ended April 30,
	2014		2013
	$	%*	$	%*
Federal tax provision at statutory rate	57,652	35.0	17,253	35.0
State tax provision, net of federal benefit	7,851	4.8	2,051	4.2
Domestic production activities deduction	(4,251)	(2.6)
Other permanent differences	(2,338)	(1.4)
Reversal of accrual for uncertain tax positions	(9,112)	(5.5)
Accrued interest on anticipated tax assessments	1,126	0.7	1,982	4.0
Increase in unrecognized tax benefits	5,406	3.3
Valuation allowance – reversed	(1,226)	(0.7)	(1,277)	(2.6)
Other	(1,191)	(0.7)	179	0.4
Income tax provision	53,917	32.7	20,188	41.0

	Three months ended April 30,
	2014		2013
	$	%*	$	%*
Federal tax provision at statutory rate	32,719	35.0	14,339	35.0
State tax provision, net of federal benefit	4,866	5.2	1,705	4.2
Domestic production activities deduction	(2,417)	(2.6)
Other permanent differences	(1,324)	(1.4)
Reversal of accrual for uncertain tax positions	(9,112)	(9.7)
Accrued interest on anticipated tax assessments	340	0.4	817	2.0
Increase in unrecognized tax benefits	5,406	5.8
Valuation allowance – reversed	(778)	(0.8)	(1,061)	(2.6)
Other	(1,438)	(1.5)	494	1.2
Income tax provision	28,262	30.2	16,294	39.8
* Due to rounding, amounts may not add.
The Company currently operates in 20 states and is subject to various state tax jurisdictions. The Company estimates its state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and the Company’s ability to utilize certain tax-saving strategies. Based on the Company’s estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on the Company’s tax strategies, the Company estimated its rate for the full fiscal year for state income taxes at 7.3% and 6.5% for fiscal 2014 and 2013, respectively.
For state tax purposes, due to past and projected losses in certain jurisdictions where the Company does not have carryback potential and/or cannot sufficiently forecast future taxable income, the Company has recognized net cumulative valuation allowances against its state deferred tax assets of $54.5 million and $55.7 million as of April 30, 2014 and October 31, 2013, respectively.

9. Stock-Based Benefit Plans
The Company grants stock options, restricted stock, and various types of restricted stock units to its employees and its non-employee directors. Additionally, the Company has an employee stock purchase plan that allows employees to purchase Company stock at a discount.
Beginning in fiscal 2012, the Company changed the mix of stock-based compensation to its employees (other than certain senior executives) by reducing the number of stock options it grants and, in their place, issued non-performance based restricted stock units (“RSUs”) as a form of compensation. The Company also replaced its stock price-based restricted stock unit (“Stock Price-Based RSUs”) awards for certain senior executives with a performance-based restricted stock (“Performance-Based RSUs”) award program.
Information regarding the amount of total stock-based compensation expense and tax benefit recognized by the Company, for the periods indicated, is as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2014	2013	2014	2013
Total stock-based compensation expense recognized	$12,294	$10,027	$4,625	$4,343
Income tax benefit recognized	$4,619	$3,666	$1,647	$1,588
At April 30, 2014 and October 31, 2013, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $33.1 million and $19.9 million, respectively.
Information about the Company’s more significant stock-based compensation programs is outlined below.
Stock Options
The fair value of each option award is estimated on the date of grant using a lattice-based option valuation model that uses assumptions noted in the following table. The lattice-based option valuation model incorporates ranges of assumptions for inputs, which are disclosed in the table below. Expected volatilities were based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The expected lives of options granted were derived from the historical exercise patterns and anticipated future patterns and represent the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behaviors. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The weighted-average assumptions and the fair value used for stock option grants in fiscal 2014 and 2013 were as follows:

	2014	2013
Expected volatility	36.44% - 44.71%	44.04% - 48.13%
Weighted-average volatility	42.71%	46.70%
Risk-free interest rate	1.45% - 2.71%	0.64% - 1.56%
Expected life (years)	4.55 - 9.02	4.48 - 8.88
Dividends	none	none
Weighted-average grant date fair value per share of options granted	$14.26	$13.05
Stock compensation expense, related to stock options, for the periods indicated, was as follows (amounts in thousands):

	2014	2013
Six months ended April 30,	$5,660	$4,835
Three months ended April 30,	$1,630	$1,360

Performance-Based Restricted Stock Units
The Executive Compensation Committee of the Company’s Board of Directors (“Executive Compensation Committee”) approved awards of Performance-Based RSUs relating to shares of the Company’s common stock to certain of its senior management. The Performance-Based RSUs are based on the attainment of certain performance metrics of the Company in the fiscal year of grant if the performance targets are met. The number of shares underlying the Performance-Based RSUs that will be issued to the recipients may range from 90% to 110% of the base award depending on the Company’s actual performance as compared to the target performance goals. The Performance-Based RSUs vest over a four-year period provided the recipients continue to be employed by the Company or serve on the board of directors of the Company (as applicable) as specified in the award document.
The value of the Performance-Based RSUs was determined to be equal to the estimated number of shares of the Company’s common stock to be issued multiplied by the closing price of the Company’s common stock on the New York Stock Exchange (“NYSE”) on the later of the date the performance goals were approved by the Executive Compensation Committee, or on the date the Performance-Based RSUs were granted (“Valuation Date”). The Company evaluates the performance goals quarterly and estimates the number of shares underlying the Performance-Based RSUs that are probable of being issued. Information regarding the issuance, valuation assumptions and amortization of the Company’s Performance-Based RSUs issued in the six-month periods ended April 30, 2014 and 2013 is provided below.

	2014	2013
Number of shares underlying Performance-Based RSUs to be issued	284,037	302,511
Closing price of the Company’s common stock on Valuation Date	$35.16	$37.78
Aggregate fair value of Performance-Based RSUs issued (in thousands)	$9,987	$11,429
Performance-Based RSU expense recognized in the six months ended April 30, (in thousands)	$4,453	$2,588
Performance-Based RSU expense recognized in the three months ended April 30, (in thousands)	$2,382	$2,074
Note: The fiscal 2014 number of shares underlying Performance-Based RSUs to be issued and their aggregate fair value is estimated.
Information regarding the aggregate number of outstanding Performance-Based RSUs and the aggregate unamortized value of the outstanding Performance-Based RSUs, as of the date indicated, is provided below.

	April 30, 2014	October 31, 2013
Aggregate outstanding Performance-Based RSUs	956,725	672,687
Cumulative unamortized value of Performance-Based RSUs (in thousands)	$13,653	$8,120
Stock Price-Based Restricted Stock Units
Information regarding the amortization of the Company’s Stock Price-Based RSUs, for the periods indicated, is provided below (amounts in thousands):

	2014	2013
Six months ended April 30,	$231	$979
Three months ended April 30,	$—	$416
Information regarding the aggregate number of outstanding Stock Price-Based RSUs and aggregate unamortized value of the outstanding Stock Price-Based RSUs, as of the date indicated, is provided below:

	April 30, 2014	October 31, 2013
Aggregate outstanding Stock Price-Based RSUs	—	306,000
Cumulative unamortized value of Stock Price-Based RSUs (in thousands)	$—	$231

In December 2013 and 2012, the Company distributed 306,000 and 200,000 shares, respectively, of stock pursuant to a Stock Price-Based RSU award.

Non-Performance Based Restricted Stock Units
The Company issued RSUs to various officers, employees and non-employee directors. The value of the RSUs was determined to be equal to the number of shares of the Company’s common stock to be issued pursuant to the RSUs, multiplied by the closing price of the Company’s common stock on the NYSE on the date the RSUs were awarded. Information regarding these RSUs issued in the six months ended April 30, 2014 and 2013 is as follows:

	2014	2013
Number of RSUs issued	99,336	94,080
Closing price of the Company’s common stock on date of issuance	$35.16	$32.22
Aggregate fair value of RSUs issued (in thousands)	$3,493	$3,031
Information regarding the amortization of the Company’s RSUs, for the periods indicated, is as follows (amounts in thousands):

	2014	2013
Six months ended April 30,	$1,902	$1,584
Three months ended April 30,	$591	$472

Information regarding the aggregate number of outstanding RSUs and aggregate unamortized value of the outstanding RSUs, as of the date indicated, is as follows:

	April 30, 2014	October 31, 2013
Aggregate outstanding RSUs	307,606	225,252
Cumulative unamortized value of RSUs (in thousands)	$3,248	$1,706
10. Employee Retirement Plans
The Company has two unfunded supplemental retirement plans (“SRPs”). The table below provides, for the periods indicated, costs recognized and payments made related to its SRPs (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2014	2013	2014	2013
Service cost	$235	$236	$117	$117
Interest cost	636	521	318	261
Amortization of prior service cost	322	422	161	211
Amortization of unrecognized losses	6	72	3	36
Total costs	$1,199	$1,251	$599	$625
Benefits paid	$444	$444	$211	$211

11. Accumulated Other Comprehensive (Loss) Income
The tables below provide, for the periods indicated, the components of accumulated other comprehensive (loss) income (amounts in thousands):

	Six months ended April 30, 2014
	Employee Retirement Plans	Available-for-Sale Securities	Derivative Instruments	Total
Balance, beginning of period	$(2,112)	$(5)	$(270)	$(2,387)
Other comprehensive (loss) income before reclassifications	(77)	(29)	365	259
Gross amounts reclassified from accumulated other comprehensive income (loss)	328	(6)		322
Income tax (expense) benefit	(95)	13	(142)	(224)
Other comprehensive income (loss), net of tax	156	(22)	223	357
Balance, end of period	$(1,956)	$(27)	$(47)	$(2,030)

	Three months ended April 30, 2014
	Employee Retirement Plans	Available-for-Sale Securities	Derivative Instruments	Total
Balance, beginning of period	$(2,059)	$(36)	$(29)	$(2,124)
Other comprehensive loss before reclassifications			(28)	(28)
Gross amounts reclassified from accumulated other comprehensive income	164	15		179
Income tax (expense) benefit	(61)	(6)	10	(57)
Other comprehensive income (loss), net of tax	103	9	(18)	94
Balance, end of period	$(1,956)	$(27)	$(47)	$(2,030)

	Six months ended April 30, 2013
	Employee Retirement Plans	Available-for-Sale Securities	Derivative Instruments	Total
Balance, beginning of period	$(4,446)	$180	$(553)	$(4,819)
Other comprehensive (loss) income before reclassifications	(519)	71	24	(424)
Gross amounts reclassified from accumulated other comprehensive income (loss)	494	(137)	—	357
Income tax benefit (expense)	7	29	(11)	25
Other comprehensive (loss) income, net of tax	(18)	(37)	13	(42)
Balance, end of period	$(4,464)	$143	$(540)	$(4,861)

	Three months ended April 30, 2013
	Employee Retirement Plans	Available-for-Sale Securities	Derivative Instruments	Total
Balance, beginning of period	$(4,619)	$276	$(460)	$(4,803)
Other comprehensive loss before reclassifications	—	(67)	(127)	(194)
Gross amounts reclassified from accumulated other comprehensive income (loss)	247	(137)	—	110
Income tax (expense) benefit	(92)	71	47	26
Other comprehensive income (loss), net of tax	155	(133)	(80)	(58)
Balance, end of period	$(4,464)	$143	$(540)	$(4,861)

Reclassifications for the amortization of the employee retirement plans are included in “Selling, general and administrative” expense in the Condensed Consolidated Statements of Operations. See Note 10, “Employee Retirement Plans” for additional information.
Reclassifications for the realized gain or loss on available-for-sale securities are included in “Other income - net” in the Condensed Consolidated Statements of Operations.
12. Stock Issuance and Stock Repurchase Program

Stock Issuance

In November 2013, in anticipation of the Shapell acquisition, the Company issued 7.2 million shares of its common stock, par value $0.01 per share, at a price to the public of $32.00 per share. The Company received $220.4 million of net proceeds from the issuance.
Stock Repurchase Program
In March 2003, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock, par value $0.01, in open market transactions or otherwise, for the purpose of providing shares for its various employee benefit plans.
The table below provides, for the periods indicated, information about the Company’s share repurchase program:

	Six months ended April 30,		Three months ended April 30,
	2014	2013	2014	2013
Number of shares purchased (in thousands)	5	5	3	3
Average price per share	$34.71	$33.61	$36.04	$34.49
Remaining authorization at April 30 (in thousands)	8,263	8,760	8,263	8,760
13. Income per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of income per share, common stock equivalents, weighted-average number of anti-dilutive options and shares issued (amounts in thousands except per share amounts):

	Six months ended April 30,		Three months ended April 30,
	2014	2013	2014	2013
Numerator:
Net income as reported	$110,802	$29,106	$65,222	$24,674
Plus: Interest and costs attributable to 0.5% Exchangeable Senior Notes, net of income tax benefit	789	804	392	401
Numerator for diluted earnings per share	$111,591	$29,910	$65,614	$25,075

Denominator:
Basic weighted-average shares	177,278	169,222	178,082	169,380
Common stock equivalents (a)	2,529	2,869	2,502	2,898
Shares attributable to 0.5% Exchangeable Senior Notes	5,858	5,858	5,858	5,858
Diluted weighted-average shares	185,665	177,949	186,442	178,136

Other information:
Weighted-average number of anti-dilutive options and restricted stock units (b)	1,426	1,139	1,249	1,299
Shares issued under stock incentive and employee stock purchase plans	1,225	634	212	110

(a)
Common stock equivalents represent the dilutive effect of outstanding in-the-money stock options using the treasury stock method, Stock Price-Based RSUs whose Target Price criteria have been met but are unpaid and shares expected to be issued under Performance-Based Restricted Stock Units and Non-Performance-Based Restricted Stock Units.

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
Financial Instruments
The table below provides, as of the date indicated, a summary of assets (liabilities) related to the Company’s financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	April 30, 2014	October 31, 2013
Corporate Securities	Level 2	$13,000	$52,508
Residential Mortgage Loans Held for Sale	Level 2	$68,642	$113,517
Forward Loan Commitments—Residential Mortgage Loans Held for Sale	Level 2	$67	$(496)
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(250)	$(181)
Forward Loan Commitments—IRLCs	Level 2	$250	$181
At April 30, 2014 and October 31, 2013, the carrying value of cash and cash equivalents and restricted cash approximated fair value.
Mortgage Loans Held for Sale
The table below provides, as of the date indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Excess
At April 30, 2014	$68,014	$68,642	$628
At October 31, 2013	$111,896	$113,517	$1,621
At the end of the reporting period, the Company determines the fair value of its mortgage loans held for sale and the forward loan commitments it has entered into as a hedge against the interest rate risk of its mortgage loans using the market approach to determine fair value. The evaluation is based on the current market pricing of mortgage loans with similar terms and values as of the reporting date and by applying such pricing to the mortgage loan portfolio. The Company recognizes the difference between the fair value and the unpaid principal balance of mortgage loans held for sale as a gain or loss. In addition, the Company recognizes the fair value of its forward loan commitments as a gain or loss. These gains and losses are included in “Other income - net.” Interest income on mortgage loans held for sale is calculated based upon the stated interest rate of each loan and is included in “Other income - net.”
IRLCs represent individual borrower agreements that commit the Company to lend at a specified price for a specified period as long as there is no violation of any condition established in the commitment contract. These commitments have varying degrees of interest rate risk. The Company utilizes best-efforts forward loan commitments (“Forward Commitments”) to hedge the interest rate risk of the IRLCs and residential mortgage loans held for sale. Forward Commitments represent contracts with third-party investors for the future delivery of loans whereby the Company agrees to make delivery at a specified future date at a specified price. The IRLCs and Forward Commitments are considered derivative financial instruments under ASC 815, “Derivatives and Hedging,” which requires derivative financial instruments to be recorded at fair value. The Company estimates the fair value of such commitments based on the estimated fair value of the underlying mortgage loan and, in the case of IRLCs, the probability that the mortgage loan will fund within the terms of the IRLC. The fair values of IRLCs and forward loan commitments are included in either “Receivables, prepaid expenses and other assets” or “Accrued expenses,” as appropriate. To manage the risk of non-performance of investors regarding the Forward Commitments, the Company assesses the credit worthiness of the investors on a periodic basis.
Marketable Securities
The table below provides, as of the date indicated, the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of marketable securities (amounts in thousands):

	April 30, 2014	October 31, 2013
Amortized cost	$13,045	$52,502
Gross unrealized holding gains	—	71
Gross unrealized holding losses	(45)	(65)
Fair value	$13,000	$52,508

The estimated fair values of corporate securities are based on quoted prices provided by brokers. The remaining contractual maturities of marketable securities as of April 30, 2014 ranged from 5 days to 19 months.
Inventory
The Company recognizes inventory impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory was determined using Level 3 criteria. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. See Note 1, “Significant Accounting Policies, Inventory” in the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2013 for additional information regarding the Company’s methodology on determining fair value. As further discussed in Note 1 in the Company’s Annual Report on Form 10-K, determining the fair value of a community’s inventory involves a number of variables, many of which are interrelated. If the Company used a different input for any of the various unobservable inputs used in its impairment analysis, the results of the analysis may have been different, absent any other changes. The table below summarizes, for the periods indicated, the ranges of certain quantitative unobservable inputs utilized in determining the fair value of impaired communities:

	Selling price per unit (in thousands)	Sales pace per year (in units)	Discount rate
Three months ended April 30, 2014	$634 - $760	4 - 7	12.0% - 15.3%
Three months ended January 31, 2014	$388 - $405	21 - 23	16.6%
Three months ended October 31, 2013	$315 - $362	2 - 7	15.0%
Three months ended July 31, 2013	$475 - $500	2	15.0%
Three months ended April 30, 2013	—	—	—%
Three months ended January 31, 2013	$303 - $307	15	15.3%

The table below provides, for the periods indicated, the fair value of operating communities whose carrying value was adjusted and the amount of impairment charges recognized ($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges
Fiscal 2014:
January 31	67	1	$7,131	$1,300
April 30	65	2	$6,211	1,600
				$2,900
Fiscal 2013:
January 31	60	2	$5,377	$700
April 30	79	1	$749	340
July 31	76	1	$191	100
October 31	63	2	$6,798	2,200
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

	April 30, 2014	October 31, 2013
Carrying amount	$18,799	$36,374
Estimated fair value	$23,379	$45,355
Gibraltar’s REO was recorded at estimated fair value at the time it was acquired through foreclosure or deed in lieu actions using Level 3 inputs. The valuation techniques used to estimate fair value are third-party appraisals, broker opinions of value, or internal valuation methodologies (which may include discounted cash flows, capitalization rate analysis or comparable transactional analysis). Unobservable inputs used in estimating the fair value of REO assets are based upon the best information available under the circumstances and take into consideration the financial condition and operating results of the asset, local market conditions, the availability of capital, interest and inflation rates and other factors deemed appropriate by management.
Debt
The table below provides, as of the date indicated, the book value and estimated fair value of the Company’s debt (amounts in thousands):

		April 30, 2014		October 31, 2013
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (a)	Level 2	$747,088	$746,604	$107,222	$106,988
Senior notes (b)	Level 1	2,657,376	2,848,751	2,325,336	2,458,737
Mortgage company warehouse loan (c)	Level 2	56,842	56,842	75,000	75,000
		$3,461,306	$3,652,197	$2,507,558	$2,640,725

(a)
The estimated fair value of loans payable was based upon interest rates that the Company believed were available to it for loans with similar terms and remaining maturities as of the applicable valuation date.

(b)	The estimated fair value of the Company’s senior notes is based upon their indicated market prices.

(c)	The Company believes that the carrying value of its mortgage company warehouse loan borrowings approximates their fair value.

15. Other Income - Net
The table below provides, for the periods indicated, the components of other income - net (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2014	2013	2014	2013
Interest income	$1,889	$2,677	$825	$1,202
Income from ancillary businesses	3,950	3,432	2,337	2,154
Gibraltar	5,714	1,112	1,382	961
Management fee income	2,454	1,131	1,227	804
Retained customer deposits	1,310	1,123	422	445
Land sales, net	11,187	255	4,929	110
Income recognized from settlement of litigation		13,229		13,229
Directly expensed interest	(656)	—	(656)	—
Other	1,794	1,201	635	629
Total other income - net	$27,642	$24,160	$11,101	$19,534
In the six month period ended April 30, 2014, land sales, net includes $2.9 million of previously deferred gains on the Company’s initial sales of the properties to Trust II as further described in Note 4 - “Investments in and Advances to Unconsolidated Entities.”
In fiscal 2013, the Company recognized income from the settlement of litigation as the result of three derivative lawsuits brought on behalf of the Company against certain officers and directors of the Company. The gross settlement of $16.2 million was reduced by the payment of attorney’s fees of $3.0 million. The Company’s insurance carriers paid approximately $9.8 million and certain officers and former officers paid the remainder.
Income from ancillary businesses includes the activity of the Company’s non-core businesses which include its mortgage, title, landscaping, security monitoring, and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for the Company’s non-core ancillary businesses (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2014	2013	2014	2013
Revenue	$43,748	$39,426	$22,808	$22,785
Expense	$39,798	$35,994	$20,471	$20,631
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
Investments in and Advances to Unconsolidated Entities
At April 30, 2014, the Company had investments in and advances to a number of unconsolidated entities, was committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 4, “Investments in and Advances to Unconsolidated Entities,” for more information regarding the Company’s commitments to these entities.
Land Purchase Commitments
Generally, the Company’s purchase agreements to acquire land parcels do not require the Company to purchase those land parcels, although the Company may, in some cases, forfeit any deposit balance outstanding if and when it terminates a purchase agreement. If market conditions are weak, approvals needed to develop the land are uncertain, or other factors exist that make the purchase undesirable, the Company may choose not to acquire the land. Whether an option and purchase agreement is legally terminated or not, the Company reviews the amount recorded for the land parcel subject to the option and purchase agreement to determine if the amount is recoverable. While the Company may not formally terminate the option and purchase agreements for those land parcels that it does not expect to acquire, it writes off any non-refundable deposits and costs previously capitalized to such land parcels in the periods that it determines such costs are not recoverable.
Information regarding the Company’s land purchase commitments, excluding the Shapell acquisition, as of the date indicated, is provided in the table below (amounts in thousands):

	April 30, 2014	October 31, 2013
Aggregate purchase commitments:
Unrelated parties	$1,105,268	$1,301,987
Unconsolidated entities that the Company has investments in	12,552	61,738
Total	$1,117,820	$1,363,725
Deposits against aggregate purchase commitments	$96,002	$76,986
Additional cash required to acquire land	1,021,818	1,286,739
Total	$1,117,820	$1,363,725
Amount of additional cash required to acquire land in accrued expenses	$1,383	$1,439
In addition, the Company expects to purchase approximately 3,800 additional home sites from several joint ventures in which it has interests; the purchase prices of these home sites will be determined at a future date. The Company will also receive approximately 935 home sites from one of its Land Development Joint Ventures in consideration of its previous investment in the joint venture.
At April 30, 2014, the Company had purchase commitments to acquire land for apartment developments of approximately $56.0 million, of which it had outstanding deposits in the amount of $3.6 million.
The Company has additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since it does not believe that it will complete the purchase of these land parcels and no additional funds will be required from the Company to terminate these contracts.
Surety Bonds and Letters of Credit
At April 30, 2014, the Company had outstanding surety bonds amounting to $560.3 million, primarily related to its obligations to governmental entities to construct improvements in the Company’s communities. The Company estimates that $377.4 million of work remains on these improvements. The Company has an additional $71.8 million of surety bonds outstanding that guarantee other obligations of the Company. The Company does not believe that it is probable that any outstanding bonds will be drawn upon.
At April 30, 2014, the Company had outstanding letters of credit of $93.8 million, including $90.8 million under its Credit Facility and $3.0 million collateralized by restricted cash. These letters of credit were issued to secure various financial obligations of the Company including insurance policy deductibles and other claims, land deposits and security to complete improvements in communities which it is operating. The Company does not believe that it is probable that any outstanding letters of credit will be drawn upon.
Acquisition of Shapell Industries, Inc.
On February 4, 2014, the Company completed its previously announced acquisition of Shapell. The Purchase Agreement provides that SIPI will indemnify the Company for any loss arising out of or resulting from, among other things, (i) any liability (other than environmental losses, subject to certain exceptions) related to the Shapell Commercial Properties, and (ii) any liability (other than environmental losses, subject to certain exceptions) to the extent related to Shapell Mortgage, Inc. See Note 2 - “Acquisition” for more information regarding this acquisition.
Backlog
At April 30, 2014, the Company had agreements of sale outstanding to deliver 4,324 homes with an aggregate sales value of $3.21 billion.

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
Information regarding the Company’s mortgage commitments, as of the date indicated, is provided in the table below (amounts in thousands):

	April 30, 2014	October 31, 2013
Aggregate mortgage loan commitments:
IRLCs	$292,588	$247,995
Non-IRLCs	649,305	645,288
Total	$941,893	$893,283
Investor commitments to purchase:
IRLCs	$292,588	$247,995
Mortgage loans receivable	61,593	107,873
Total	$354,181	$355,868
17. Information on Operating Segments
At October 31, 2013, the Company determined that it operates in two segments: Traditional Home Building and Urban Infill (“City Living”). Amounts reported in the prior period have been reclassified to conform to the current period.
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
Mid-Atlantic:    Delaware, Maryland, Pennsylvania and Virginia
South:    Florida, North Carolina, South Carolina and Texas
West:    Arizona, California, Colorado, Nevada and Washington

Revenue and income (loss) before income taxes for each of the Company’s reportable segments, for the periods indicated, were as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2014	2013	2014	2013
Revenues:
Traditional Home Building:
North	$264,885	$174,567	$137,241	$92,248
Mid-Atlantic	349,571	270,110	180,475	140,519
South	336,688	222,742	186,129	135,557
West	507,835	241,216	321,609	128,621
Traditional Home Building	1,458,979	908,635	825,454	496,945
City Living	45,076	31,970	34,920	19,059
Total	$1,504,055	$940,605	$860,374	$516,004

Income (loss) before income taxes:
Traditional Home Building:
North	$17,152	$7,915	$8,806	$3,195
Mid-Atlantic	45,909	31,990	24,358	17,140
South	40,952	17,013	23,584	14,199
West	78,714	21,055	44,844	13,008
Traditional Home Building	182,727	77,973	101,592	47,542
City Living	8,964	8,336	10,022	5,639
Corporate and other	(26,972)	(37,015)	(18,130)	(12,213)
Total	$164,719	$49,294	$93,484	$40,968
“Corporate and other” is comprised principally of general corporate expenses such as the offices of the Executive Officers of the Company and the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups; interest income and income from certain of the Company’s ancillary businesses, including Gibraltar; and income from a number of the Company’s unconsolidated entities.
Total assets for each of the Company’s geographic segments, as of the date indicated, are shown in the table below (amounts in thousands).

	April 30, 2014	October 31, 2013
Traditional Home Building:
North	$1,004,364	$963,597
Mid-Atlantic	1,254,364	1,231,438
South	1,157,627	953,955
West	2,831,037	1,290,388
Traditional Home Building	6,247,392	4,439,378
City Living	817,287	674,302
Corporate and other	1,180,387	1,713,779
Total	$8,245,066	$6,827,459
“Corporate and other” is comprised principally of cash and cash equivalents, marketable securities, restricted cash, deferred tax assets and the assets of the Company’s Gibraltar investments, manufacturing facilities and mortgage subsidiary.

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

	Net Carrying Value		Impairments
	At April 30,	At October 31,	Six months ended April 30,		Three months ended April 30,
	2014	2013	2014	2013	2014	2013
Inventory:
Land controlled for future communities:
Traditional Home Building:
North	$16,783	$16,267	$247	$799	$67	$712
Mid-Atlantic	29,987	29,423	326	17	81	1
South	29,813	14,606	339	361	90	5
West	14,274	13,371	94	(479)	86	(29)
Traditional Home Building	90,857	73,667	1,006	698	324	689
City Living	49,104	26,135
	139,961	99,802	1,006	698	324	689

Land owned for future communities:
Traditional Home Building:
North	155,192	135,282
Mid-Atlantic	226,783	308,585
South	257,587	158,457
West	1,428,525	448,125
Traditional Home Building	2,068,087	1,050,449	—	—	—	—
City Living	317,147	237,181
	2,385,234	1,287,630	—	—	—	—

Operating communities:
Traditional Home Building:
North	800,837	785,175	2,900	840	1,600	340
Mid-Atlantic	958,435	866,256
South	735,898	690,302
West	1,287,375	697,573		200
Traditional Home Building	3,782,545	3,039,306	2,900	1,040	1,600	340
City Living	240,284	223,674
	4,022,829	3,262,980	2,900	1,040	1,600	340
Total	$6,548,024	$4,650,412	$3,906	$1,738	$1,924	$1,029

Investments in and advances to unconsolidated entities:
Traditional Home Building:
Mid-Atlantic	$11,850	$11,850
South	98,409	50,452
West	83,851	110,467
Traditional Home Building	194,110	172,769	—	—	—	—
City Living	149,374	135,950
Corporate and other	98,358	94,414
Total	$441,842	$403,133	$—	$—	$—	$—

18. Supplemental Disclosure to Condensed Statements of Cash Flows
The following are supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2014 and 2013 (amounts in thousands):

	2014	2013
Cash flow information:
Interest capitalized, net of amount paid	$3,798
Interest paid, net of amount capitalized		$8,947
Income tax payment	$30,968	$1,107
Income tax refunds		$1,156
Non-cash activity:
Cost of inventory acquired through seller financing or municipal bonds, net	$71,662	$26,566
Financed portion of land sale		$7,200
Reduction in inventory for Company's share of earnings in land purchased from unconsolidated entities	$1,229	$1,327
Defined benefit plan amendment	$77	$519
Increase in accrued expenses related to Stock Price-Based RSUs paid	$4,972	$2,942
Reduction of investments in unconsolidated entities due to increase/reduction in letters of credit or accrued liabilities		$49
Transfer of inventory to investment in unconsolidated entities	$700	$27,631
Unrealized gain on derivative held by equity investee	$365	$23
Increase in investments in unconsolidated entities for change in the fair value of debt guarantees	$428	$1,291
Miscellaneous (decreases) increases to investments in unconsolidated entities	$(965)	$64
Acquisition of Business:
Fair value of assets purchased, excluding cash acquired	$1,520,664
Liabilities assumed	$31,548
Cash paid, net of cash acquired	$1,489,116
19. Supplemental Guarantor Information
A 100% owned subsidiary of the Company, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following Senior Notes (amounts in thousands):

		Amount outstanding at
	Original Amount Issued	April 30, 2014
5.15% Senior Notes due 2015	$300,000	$300,000
8.91% Senior Notes due 2017	$400,000	$400,000
6.75% Senior Notes due 2019	$250,000	$250,000
5.875% Senior Notes due 2022	$419,876	$419,876
4.375% Senior Notes due 2023	$400,000	$400,000
0.50% Exchangeable Senior Notes due 2032	$287,500	$287,500
4.0% Senior Notes due 2018	$350,000	$350,000
5.625% Senior Notes due 2024	$250,000	$250,000
The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest are guaranteed jointly and severally on a senior basis by the Company and substantially all of the Company’s 100% owned home building subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional. The Company’s non-home building subsidiaries and several of its home building subsidiaries (together, the “Non-Guarantor Subsidiaries”) do not guarantee the debt. The Subsidiary Issuer generates no operating revenues and does not have any independent operations other than the financing of other subsidiaries of the Company by lending the proceeds from the above described debt issuances. The indentures under which the Senior Notes were issued provide that any subsidiary of the Company that provides a guarantee of the Credit Facility will guarantee the Senior Notes. The indentures further provide that any Guarantor Subsidiary may be released from its guarantee so long as (i) no default or event of default exists or would result from release of such guarantee; (ii) the Guarantor Subsidiary being released has consolidated net worth of less than 5% of the Company’s consolidated net worth as of the end of the Company’s most recent fiscal quarter; (iii) the Guarantor Subsidiaries released from their guarantees in any fiscal year comprise in the aggregate less than 10% (or 15% if and to the extent necessary to permit the cure of a default) of the Company’s consolidated net worth as of the end of the Company’s most recent fiscal quarter; (iv) such release would not have a material adverse effect on the home building business of the Company and its subsidiaries; and (v) the Guarantor Subsidiary is released from its guaranty under the Credit Facility. If there are no guarantors under the Credit Facility, all Guarantor Subsidiaries under the indentures will be released from their guarantees.
Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such disclosures would not be material to users of these financial statements.
Supplemental consolidating financial information of Toll Brothers, Inc., the Subsidiary Issuer, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at Toll Brothers, Inc. on a consolidated basis is presented below ($ amounts in thousands).

Condensed Consolidating Balance Sheet at April 30, 2014:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	235,689	116,132	—	351,821
Marketable securities			2,977	10,023		13,000
Restricted cash	15,202		6,066	1,274		22,542
Inventory			6,447,307	100,717		6,548,024
Property, construction and office equipment, net			116,677	14,545		131,222
Receivables, prepaid expenses and other assets	14	18,586	127,331	122,173	(18,170)	249,934
Mortgage loans held for sale				68,642		68,642
Customer deposits held in escrow			54,417			54,417
Investments in and advances to unconsolidated entities			153,428	288,414		441,842
Investments in distressed loans				18,799		18,799
Investments in foreclosed real estate				76,652		76,652
Investments in and advances to consolidated entities	3,498,129	2,676,995	4,740		(6,179,864)	—
Deferred tax assets, net of valuation allowances	268,171					268,171
	3,781,516	2,695,581	7,148,632	817,371	(6,198,034)	8,245,066
LIABILITIES AND EQUITY
Liabilities:
Loans payable			747,088			747,088
Senior notes		2,620,373			34,065	2,654,438
Mortgage company warehouse loan				56,842		56,842
Customer deposits			254,621			254,621
Accounts payable			204,634	94		204,728
Accrued expenses	14	35,701	368,330	154,217	(18,589)	539,673
Advances from consolidated entities			2,145,441	583,803	(2,729,244)	—
Income taxes payable	84,619					84,619
Total liabilities	84,633	2,656,074	3,720,114	794,956	(2,713,768)	4,542,009
Equity:
Stockholders’ equity:
Common stock	1,778		48	3,006	(3,054)	1,778
Additional paid-in capital	694,335	49,400		1,734	(51,134)	694,335
Retained earnings (deficits)	3,002,805	(9,893)	3,428,533	11,438	(3,430,078)	3,002,805
Treasury stock, at cost	(79)					(79)
Accumulated other comprehensive loss	(1,956)		(63)	(11)		(2,030)
Total stockholders’ equity	3,696,883	39,507	3,428,518	16,167	(3,484,266)	3,696,809
Noncontrolling interest				6,248		6,248
Total equity	3,696,883	39,507	3,428,518	22,415	(3,484,266)	3,703,057
	3,781,516	2,695,581	7,148,632	817,371	(6,198,034)	8,245,066

Condensed Consolidating Balance Sheet at October 31, 2013:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	670,102	102,870	—	772,972
Marketable securities			42,491	10,017		52,508
Restricted cash	15,182		16,007	847		32,036
Inventory			4,625,252	25,160		4,650,412
Property, construction and office equipment, net			116,809	14,511		131,320
Receivables, prepaid expenses and other assets	33	15,675	101,321	131,701	(19,435)	229,295
Mortgage loans held for sale				113,517		113,517
Customer deposits held in escrow			46,888			46,888
Investments in and advances to unconsolidated entities			175,159	227,974		403,133
Investments in distressed loans				36,374		36,374
Investments in foreclosed real estate				72,972		72,972
Investments in and advances to consolidated entities	3,113,203	2,334,503	4,740		(5,452,446)	—
Deferred tax assets, net of valuation allowances	286,032					286,032
	3,414,450	2,350,178	5,798,769	735,943	(5,471,881)	6,827,459
LIABILITIES AND EQUITY
Liabilities:
Loans payable			107,222			107,222
Senior notes		2,282,719			38,723	2,321,442
Mortgage company warehouse loan				75,000		75,000
Customer deposits			212,669			212,669
Accounts payable			167,733	54		167,787
Accrued expenses		25,045	355,590	161,402	(19,050)	522,987
Advances from consolidated entities			1,627,130	467,929	(2,095,059)	—
Income taxes payable	81,188					81,188
Total liabilities	81,188	2,307,764	2,470,344	704,385	(2,075,386)	3,488,295
Equity:
Stockholders’ equity:
Common stock	1,694		48	3,006	(3,054)	1,694
Additional paid-in capital	441,677	49,400		1,734	(51,134)	441,677
Retained earnings (deficits)	2,892,003	(6,986)	3,328,629	20,664	(3,342,307)	2,892,003
Treasury stock, at cost						—
Accumulated other comprehensive loss	(2,112)		(252)	(23)		(2,387)
Total stockholders’ equity	3,333,262	42,414	3,328,425	25,381	(3,396,495)	3,332,987
Noncontrolling interest				6,177		6,177
Total equity	3,333,262	42,414	3,328,425	31,558	(3,396,495)	3,339,164
	3,414,450	2,350,178	5,798,769	735,943	(5,471,881)	6,827,459

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the six months ended April 30, 2014:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,520,077	33,267	(49,289)	1,504,055
Cost of revenues			1,206,293	4,059	(8,322)	1,202,030
Selling, general and administrative	69	1,865	213,647	26,436	(39,827)	202,190
	69	1,865	1,419,940	30,495	(48,149)	1,404,220
Income (loss) from operations	(69)	(1,865)	100,137	2,772	(1,140)	99,835
Other:
Income (loss) from unconsolidated entities			37,578	(336)		37,242
Other income - net	4,660		17,815	7,208	(2,041)	27,642
Intercompany interest income		76,107			(76,107)	—
Interest expense		(78,899)		(389)	79,288	—
Income from subsidiaries	160,128		4,598		(164,726)	—
Income (loss) before income taxes	164,719	(4,657)	160,128	9,255	(164,726)	164,719
Income tax provision (benefit)	53,917	(1,751)	60,224	3,481	(61,954)	53,917
Net income (loss)	110,802	(2,906)	99,904	5,774	(102,772)	110,802
Other comprehensive income	156		189	12		357
Total comprehensive income (loss)	110,958	(2,906)	100,093	5,786	(102,772)	111,159

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the six months ended April 30, 2013:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			953,625	35,383	(48,403)	940,605
Cost of revenues			772,981	9,935	(16,966)	765,950
Selling, general and administrative	61	1,402	170,586	21,057	(35,509)	157,597
	61	1,402	943,567	30,992	(52,475)	923,547
Income (loss) from operations	(61)	(1,402)	10,058	4,391	4,072	17,058
Other:
Income from unconsolidated entities			5,040	3,036		8,076
Other income - net	4,685		24,472	2,567	(7,564)	24,160
Intercompany interest income		60,060			(60,060)	—
Interest expense		(63,330)		(222)	63,552	—
Income from subsidiaries	44,670		5,100		(49,770)	—
Income (loss) before income taxes	49,294	(4,672)	44,670	9,772	(49,770)	49,294
Income tax benefit (provision)	20,188	(1,830)	17,493	3,827	(19,490)	20,188
Net income (loss)	29,106	(2,842)	27,177	5,945	(30,280)	29,106
Other comprehensive (loss) income	(18)		36	(60)		(42)
Total comprehensive income (loss)	29,088	(2,842)	27,213	5,885	(30,280)	29,064

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended April 30, 2014:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			869,305	17,665	(26,596)	860,374
Cost of revenues			690,656	1,457	(4,115)	687,998
Selling, general and administrative	14	928	110,947	12,799	(20,368)	104,320
	14	928	801,603	14,256	(24,483)	792,318
Income (loss) from operations	(14)	(928)	67,702	3,409	(2,113)	68,056
Other:
Income from unconsolidated entities			13,371	956		14,327
Other income - net	2,295		7,243	1,008	555	11,101
Intercompany interest income		37,963			(37,963)	—
Interest expense		(39,325)		(196)	39,521	—
Income from subsidiaries	91,203		2,887		(94,090)	—
Income (loss) before income taxes	93,484	(2,290)	91,203	5,177	(94,090)	93,484
Income tax provision (benefit)	28,262	(823)	33,212	1,883	(34,272)	28,262
Net income (loss)	65,222	(1,467)	57,991	3,294	(59,818)	65,222
Other comprehensive income (loss)	103		(11)	2		94
Total comprehensive income (loss)	65,325	(1,467)	57,980	3,296	(59,818)	65,316

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended April 30, 2013:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			523,403	20,337	(27,736)	516,004
Cost of revenues			424,278	5,704	(9,969)	420,013
Selling, general and administrative	45	715	86,079	10,916	(18,205)	79,550
	45	715	510,357	16,620	(28,174)	499,563
Income (loss) from operations	(45)	(715)	13,046	3,717	438	16,441
Other:
Income from unconsolidated entities			3,890	1,103		4,993
Other income - net	2,299		18,477	833	(2,075)	19,534
Intercompany interest income		30,333			(30,333)	—
Interest expense		(31,908)		(62)	31,970	—
Income from subsidiaries	38,714		3,301		(42,015)	—
Income (loss) before income taxes	40,968	(2,290)	38,714	5,591	(42,015)	40,968
Income tax provision (benefit)	16,294	(897)	15,160	2,189	(16,452)	16,294
Net income (loss)	24,674	(1,393)	23,554	3,402	(25,563)	24,674
Other comprehensive (loss) income	155		(189)	(24)		(58)
Total comprehensive income (loss)	24,829	(1,393)	23,365	3,378	(25,563)	24,616

Condensed Consolidating Statement of Cash Flows for the six months ended April 30, 2014:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	44,258	15,152	(87,965)	(27,401)	(10,229)	(66,185)
Cash flow used in investing activities:
Purchase of property and equipment - net			(5,718)	(49)		(5,767)
Sale and redemption of marketable securities			39,243			39,243
Investments in and advances to unconsolidated entities			(13,602)	(67,052)		(80,654)
Return of investments in unconsolidated entities			35,714	3,300		39,014
Investments in distressed loans and foreclosed real estate				(757)		(757)
Return of investments in distressed loans and foreclosed real estate				22,424		22,424
Acquisition of a business			(1,489,116)			(1,489,116)
Dividend received - intercompany			15,000		(15,000)	—
Intercompany advances	(289,604)	(342,492)			632,096	—
Net cash used in investing activities	(289,604)	(342,492)	(1,418,479)	(42,134)	617,096	(1,475,613)
Cash flow provided by financing activities:
Net proceeds from issuance of senior notes		600,000				600,000
Debt issuance costs for senior notes		(4,700)				(4,700)
Proceeds from loans payable			1,141,300	456,262		1,597,562
Debt issuance costs for loans payable			(3,005)			(3,005)
Principal payments of loans payable			(572,257)	(474,420)		(1,046,677)
Redemption of senior notes		(267,960)				(267,960)
Net proceeds from issuance of common stock	220,357					220,357
Proceeds from stock-based benefit plans	23,333					23,333
Excess tax benefits from stock-based compensation	1,841					1,841
Purchase of treasury stock	(185)					(185)
Receipts related to noncontrolling interest				81		81
Dividend paid - intercompany				(15,000)	15,000	—
Intercompany advances			505,993	115,874	(621,867)	—
Net cash provided by financing activities	245,346	327,340	1,072,031	82,797	(606,867)	1,120,647
Net (decrease) increase in cash and cash equivalents	—	—	(434,413)	13,262	—	(421,151)
Cash and cash equivalents, beginning of period	—	—	670,102	102,870	—	772,972
Cash and cash equivalents, end of period	—	—	235,689	116,132	—	351,821

Condensed Consolidating Statement of Cash Flows for the six months ended April 30, 2013:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	45,380	2,599	(484,680)	3,688	(12,395)	(445,408)
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net			(8,588)	(11,676)		(20,264)
Purchase of marketable securities			(25,938)	(10,224)		(36,162)
Sale and redemption of marketable securities			209,484	30,000		239,484
Investments in and advances to unconsolidated entities			(21,637)	(10,357)		(31,994)
Return of investments in unconsolidated entities			23,437	11,249		34,686
Investments in distressed loans and foreclosed real estate				(26,155)		(26,155)
Return of investments in distressed loans and foreclosed real estate				6,114		6,114
Intercompany advances	(53,632)	(241,581)			295,213	—
Net cash (used in) provided by investing activities	(53,632)	(241,581)	176,758	(11,049)	295,213	165,709
Cash flow provided by financing activities:
Proceeds from issuance of senior notes		298,050				298,050
Proceeds from loans payable				501,884		501,884
Principal payments of loans payable			(29,153)	(516,022)		(545,175)
Redemption of senior notes		(59,068)				(59,068)
Proceeds from stock-based benefit plans	8,430					8,430
Purchase of treasury stock	(178)					(178)
Receipts related to noncontrolling interest				33		33
Intercompany advances			233,990	48,828	(282,818)	—
Net cash provided by financing activities	8,252	238,982	204,837	34,723	(282,818)	203,976
Net (decrease) increase in cash and cash equivalents	—	—	(103,085)	27,362	—	(75,723)
Cash and cash equivalents, beginning of period	—	—	712,024	66,800	—	778,824
Cash and cash equivalents, end of period	—	—	608,939	94,162	—	703,101

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements, notes thereto, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. It also should be read in conjunction with the disclosure under “Statement on Forward-Looking Information” in this report.
Unless otherwise stated, net contracts signed represents a number or value equal to the gross number or value of contracts signed during the relevant period, less the number or value of contracts canceled during the relevant period, which includes contracts that were signed during the relevant period and in prior periods. Contracts acquired in an acquisition of a business are not considered signed contracts and are not included in the amounts reported by us in net contracts signed.
OVERVIEW
Financial Highlights
In the six-month period ended April 30, 2014, we recognized $1.50 billion of revenues and net income of $110.8 million, as compared to $940.6 million of revenues and net income of $29.1 million in the six-month period ended April 30, 2013. During the fiscal 2014 six-month period, we recognized an income tax provision of $53.9 million, as compared to $20.2 million in the fiscal 2013 period.
At April 30, 2014, we had $364.8 million of cash, cash equivalents and marketable securities on hand; approximately $849.2 million available under our $1.035 billion revolving credit facility that matures in August 2018; and $500.0 million available under our 364-day senior unsecured credit facility that expires in February 2015. At April 30, 2014, we had $95.0 million of outstanding borrowings and $90.8 million of letters of credit issued under the revolving credit facility.
Our Business
We design, build, market and arrange financing for detached and attached homes in luxury residential communities. We cater to move-up, empty-nester, active-adult, age-qualified and second-home buyers in the United States. We also build and sell homes in urban infill markets through Toll City Living® (“City Living”). At April 30, 2014, we were operating in 20 states.
Over the past several years, we have acquired control of a number of land parcels as for-rent apartment projects, including two student housing sites. At April 30, 2014, we controlled a number of land parcels as for-rent apartment projects containing approximately 5,300 units. Through Toll Brothers Realty Trust (“Trust”), we also have interests in approximately 1,500 operating apartment units in the Washington, D.C. area and in Princeton Junction, New Jersey. See “Toll Brothers Apartment Living/Toll Brothers Campus Living” section of this “Overview.”
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
In the second quarter of fiscal 2014, the Trust refinanced the mortgage on one of its properties and distributed $36.0 million of the net proceeds from the refinancing to its partners. The Company received $12.0 million as its share of the proceeds and recognized this distribution as income in the quarter. This income is included in “Income from unconsolidated entities” in the six-month and three-month periods ended April 30, 2014 in our Condensed Consolidated Statements of Operations.
In addition, we own interests in Toll Brothers Realty Trust II (“Trust II”) which invests in commercial real estate opportunities. In the three-month period ended January 31, 2014, Trust II sold substantially all of its assets to an unrelated party. As a result of this sale, we realized a profit of approximately $23.5 million representing our share of the gain on the sale; this gain is included in “Income from unconsolidated entities” in our Condensed Consolidated Statements of Operations. In addition, we recognized $2.9 million of previously deferred gains on the Company’s initial sales of the properties to Trust II. This gain was included in “Other income - net” for the three-month period ended January 31, 2014 of our Condensed Consolidated Statement of Operations. In the three-month period ended April 30, 2014, we recognized an additional gain of $0.6 million from the sale of a property by Trust II.

In fiscal 2010, we formed Gibraltar Capital and Asset Management LLC (“Gibraltar”) to invest in distressed real estate opportunities. Gibraltar focuses primarily on residential loans and properties, from unimproved ground to partially and fully improved developments, as well as commercial opportunities. See “Gibraltar Capital Asset and Management LLC” in this “Overview.”
Acquisition
On February 4, 2014, we completed our acquisition of Shapell Industries, Inc. (“Shapell”) pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated November 6, 2013, with Shapell Investment Properties, Inc. (“SIPI”). Pursuant to the Purchase Agreement, we acquired, for cash, all of the equity interests in Shapell from SIPI for an aggregate purchase price of $1.60 billion (the “Acquisition”). We acquired the single-family residential real property development business of Shapell, including a portfolio of approximately 4,950 home sites in California, some of which the Company will sell to other builders. This acquisition provides us with a premier California land portfolio including 11 active selling communities, as of the acquisition date, in affluent, high-growth markets: the San Francisco Bay area, metro Los Angeles, Orange County and the Carlsbad market. As part of the acquisition, we assumed contracts to deliver 126 homes with an aggregate value of approximately $105.3 million.
We did not acquire the apartment and commercial rental properties owned and operated by Shapell (the “Shapell Commercial Properties”) or Shapell’s mortgage lending activities relating to its home building operations. Accordingly, the Purchase Agreement provides that SIPI will indemnify us for any loss arising out of or resulting from, among other things, (i) any liability (other than environmental losses, subject to certain exceptions) related to the Shapell Commercial Properties, and (ii) any liability (other than environmental losses, subject to certain exceptions) to the extent related to Shapell Mortgage, Inc.
We financed the Acquisition with a combination of $370.0 million of borrowings under our $1.035 billion unsecured revolving credit facility, $485.0 million from a term loan facility, as well as with $815.7 million in net proceeds from debt and equity financings completed in November 2013. See Note 6, “Loans Payable, Senior Notes and Mortgage Company Loan Facility” and Note 12, “Stock Issuance and Stock Repurchase Program” of our condensed consolidated financial statements for further details. As a result of the Acquisition, Shapell became our wholly-owned subsidiary. Accordingly, the Shapell results are included in our consolidated financial statements from the date of the Acquisition. For the period from February 5, 2014 to April 30, 2014, revenues and operating income from the Shapell operations, excluding $5.1 million of acquisition expenses, were $102.0 million and $6.1 million, respectively.
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
We have experienced a leveling of demand which began in the fourth quarter of fiscal 2013 and has continued into fiscal 2014. In the six-month period ended April 30, 2014, we signed 2,665 contracts with an aggregate value of $1.98 billion, compared to 2,726 contracts with an aggregate value of $1.80 billion in the six-month period ended April 30, 2013. We believe this to be a temporary pause and expect continued growth in the future as demand grows to more normalized levels.
We market our high quality homes to upscale luxury home buyers, generally those persons who have previously owned a principal residence and who are seeking to buy a larger or more desirable home — the so-called “move-up” market. We believe our reputation as a developer of homes for this market enhances our competitive position with respect to the sale of our smaller, more moderately priced, detached homes, as well as our attached homes.
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
We develop active-adult, age-qualified communities for households in which at least one member is 55 years of age or older. As of April 30, 2014, we were selling from 29 such communities and expect to open additional age-qualified communities during the next few years. For the six-month periods ended April 30, 2014 and 2013, the value of net contracts signed in active-adult communities were 9% and 7% of total contracts signed in the respective periods. As a percentage of the total number of contracts signed in the six-month periods ended April 30, 2014 and 2013, active-adult communities were 13% and 10%, respectively. Of the value and number of net contracts signed in fiscal 2013, approximately 9% and 12%, respectively, were in active-adult communities and in fiscal 2012, approximately 8% and 10%, respectively, were in such communities.
In order to serve a growing market of affluent move-up families, empty-nesters and young professionals seeking to live in or close to major cities, we have developed and are developing a number of high-density, high-, mid- and low-rise urban luxury communities. These communities are currently marketed under the Toll City Living brand. These communities, which we are currently developing or planning to develop on our own or through joint ventures, are located in Phoenix, Arizona; Hoboken, New Jersey; the boroughs of Manhattan and Brooklyn, New York; and Philadelphia, Pennsylvania and its suburbs.
We believe that the demographics of the move-up, empty-nester, active-adult, age-qualified and second-home upscale markets will provide us with the potential for growth in the coming decade. According to the U.S. Census Bureau, the number of households earning $100,000 or more (in constant 2012 dollars) at September 2013 stood at 26.9 million, or approximately 22% of all U.S. households. This group has grown at three times the rate of increase of all U.S. households since 1980. According to Harvard University’s June 2013 “The State of the Nation’s Housing,” the growth and aging of the current population, assuming the economic recovery is sustained over the next few years, supports the addition of about 1.16 million new household formations per year during the next decade. Preliminary estimates using the Census Bureau’s 2012 population projections suggest even stronger growth in net new households of 1.28 million between now and 2020. According to the April 2014 U.S. Census Bureau’s New Home Sales Report, new home inventory stands at just 5.3 months’ supply, based on current sales paces. If demand and pace increase, the 5.3 months’ supply could quickly be drawn down.
According to the U.S. Census Bureau, during the period 1970 through 2007, total housing starts in the United States averaged approximately 1.6 million per year, while in the period 2008 through 2013, total housing starts averaged approximately 0.9 million per year. During the 2006-2011 downturn, the pipeline of approved and improved home sites dwindled in many markets as many builders and developers lacked both the capital and the economic benefit for bringing sites through approvals. We believe that, as demand continues to strengthen, builders and developers with approved land in well-located markets will be poised to benefit. We believe that this will be particularly true for us because much of our land portfolio is in the Washington, D.C. to Boston corridor and in California where land is scarce and approvals are more difficult to obtain.
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
Based on our belief that the housing market is in the early stages of recovery and the increased attractiveness of land available for purchase, we have increased our land positions. During fiscal 2013 and 2012, we acquired control of approximately 12,500 home sites (net of options terminated) and 6,100 home sites (net of options terminated), respectively. During the six-month period ended April 30, 2014, we acquired control of approximately 3,900 home sites (net of lot options terminated and land we expect to sell). In February 2014, we acquired all of the equity interests in the single-family residential real property development business of Shapell, including a portfolio of approximately 4,950 home sites in California of which we currently expect to develop approximately 4,400 home sites and sell the remaining to other builders. See “Overview - Acquisition” in this MD&A for more information about the Shapell acquisition.
At April 30, 2014, we controlled approximately 50,400 home sites of which we owned approximately 37,700. Significant improvements were completed on approximately 13,800 of the home sites we owned. At April 30, 2014, we were selling from 252 communities, including 11 well-established selling communities in California that we acquired in February 2014 as part of the Shapell acquisition. We were selling from 232 communities at October 31, 2013 and 225 at April 30, 2013. In addition, we expect to purchase approximately 3,800 additional home sites from several joint ventures in which we have interests.
We expect to be selling from 250 to 290 communities at October 31, 2014. At April 30, 2014, we had 20 communities that were temporarily closed due to market conditions. We do not expect to re-open any of these communities during the next twelve months.
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
We believe that our home buyers generally are, and will continue to be, better able to secure mortgages due to their typically lower loan-to-value ratios and attractive credit profiles as compared to the average home buyer. Nevertheless, in recent years, tightened credit standards have reduced the pool of potential home buyers and hindered accessibility of or eliminated certain loan products previously available to our home buyers. Our home buyers continue to face stricter mortgage underwriting guidelines, higher down payment requirements and narrower appraisal guidelines than in the past. In addition, some of our home buyers continue to find it more difficult to sell their existing homes as prospective buyers of their homes may face difficulties obtaining a mortgage. In addition, other potential buyers may have little or negative equity in their existing homes and may not be able or willing to purchase a larger or more expensive home.
While the range of mortgage products available to a potential home buyer is not what it was in the period 2005 through 2007, we have seen improvements over the past several years. Indications from industry participants, including commercial banks, mortgage banks, mortgage real estate investment trusts and mortgage insurance companies are that availability, parameters and pricing of jumbo loans are all improving. We believe that improvement should not only enhance financing alternatives for existing jumbo loan buyers, but also help to offset the reduction in Fannie Mae/Freddie Mac-eligible loan amounts in some markets. Based on the mortgages provided by our mortgage subsidiary, we do not expect the change in the Fannie Mae/Freddie Mac-eligible loan amounts to have a significant impact on our business.
There has been significant media attention given to mortgage put-backs, a practice by which a buyer of a mortgage loan tries to recoup losses from the loan originator. This has not been, and we do not believe this is, a material issue for our mortgage subsidiary. Of the approximately 18,300 loans sold by our mortgage subsidiary since November 1, 2004, only 30 have been the subject of either actual indemnification payments or take-backs or contingent liability loss provisions related thereto. We believe that this is due to (i) our typical home buyer’s financial position and sophistication; (ii) on average, our home buyers who use mortgage financing to purchase a home pay approximately 30% of the purchase price in cash; (iii) our general practice of not originating certain loan types such as option adjustable rate mortgages and down payment assistance products, and our origination of few sub-prime and high loan-to-value/no documentation loans; (iv) our elimination of “early payment default” provisions from each of our agreements with our mortgage investors several years ago; and (v) the quality of our controls, processes and personnel in our mortgage subsidiary. We have recently entered into two agreements with investors that contain limited early payment default provisions. As of April 30, 2014, we sold 21 loans under these agreements. We believe that these limited early payment default provisions will not expose us to a significant risk.
The Dodd-Frank Wall Street Reform and Consumer Protection Act provides for a number of new requirements relating to residential mortgage lending practices. These include, among others, minimum standards for mortgages and related lender practices, the definitions and parameters of a Qualified Mortgage and a Qualified Residential Mortgage, future risk retention requirements, limitations on certain fees, prohibition of certain tying arrangements, and remedies for borrowers in foreclosure proceedings in the event that a lender violates fee limitations or minimum standards. We do not believe that the effect of these requirements on our mortgage subsidiary will be significant, although it will restrict us from providing a comprehensive package of services to some of our home buyers due to fee restrictions imposed upon our home buyers as to what they are permitted to pay to our affiliated businesses.
Gibraltar Capital and Asset Management LLC
We continue to look for distressed real estate opportunities through Gibraltar. Gibraltar continues to selectively review new opportunities, including bank portfolios and other distressed real estate investments.
In the six-month period ended April 30, 2013, Gibraltar acquired four loans directly and invested in a loan participation for an aggregate purchase price of approximately $26.0 million. No loans were acquired in the six-month period ended April 30, 2014.
At April 30, 2014, Gibraltar had investments in distressed loans of approximately $18.8 million, investments in foreclosed real estate of $76.7 million, and an investment in a structured asset joint venture of $22.8 million. In the six-month periods ended April 30, 2014 and 2013, we recognized income from Gibraltar’s operations, including Gibraltar’s equity in the earnings (losses) from its investment in a structured asset joint venture, of $5.9 million and $4.2 million, respectively. In the three-month periods ended April 30, 2014 and 2013, we recognized income from Gibraltar’s operations, including Gibraltar’s equity in the earnings (losses) from its investment in a structured asset joint venture, of $2.6 million and $2.1 million, respectively.
Toll Brothers Apartment Living/Toll Brothers Campus Living
Over the past several years, we have acquired control of a number of land parcels as for-rent apartment projects, including two student housing sites. At April 30, 2014, we controlled a number of land parcels as for-rent apartment projects containing approximately 5,300 units. These projects, which are located in the metro-Boston to metro-Washington, D.C. corridor, are being developed or will be developed with partners under the brand names Toll Brothers Apartment Living and Toll Brothers Campus Living. A number of these sites had been acquired by us as part of a larger purchase or were originally acquired to develop as for-sale homes. Of the 5,300 planned units, 1,500 are owned by joint ventures in which we have a 50% interest; approximately 1,900 are owned by us; 1,200 of them are under contract to be purchased; and 700 of them are under letters of intent. Through the Trust, we also have interests in approximately 1,500 operating apartment units in the Washington, D.C. area and in Princeton Junction, New Jersey.
CONTRACTS AND BACKLOG
The aggregate value of net contracts signed increased $174.2 million or 9.7% in the six-month period ended April 30, 2014, as compared to the six-month period ended April 30, 2013. The value of net contracts signed was $1.98 billion (2,665 homes) and $1.80 billion (2,726 homes) in the six-month periods ended April 30, 2014 and 2013, respectively. The increase in the aggregate value of net contracts signed in the fiscal 2014 period, as compared to the fiscal 2013 period, was the result of a 12.2% increase in the average value of each contract signed, offset, in part, by a 2.2% decline in the number of net contracts signed. The increase in the average value of each contract signed in the fiscal 2014 period, as compared to the fiscal 2013 period, was due primarily to a change in mix of contracts signed to more expensive areas and/or higher priced products, increased prices, and reduced incentives given on new contracts signed. The decrease in the number of net contracts signed was primarily due to the previously discussed leveling in demand, as well as the negative impact on our business due to the severe weather we have seen in many of our markets in the fiscal 2014 period.
The aggregate value of net contracts signed increased $87.0 million or 7.3% in the three-month period ended April 30, 2014, as compared to the three-month period ended April 30, 2013. The value of net contracts signed was $1.27 billion (1,749 homes) and $1.19 billion (1,753 homes) in the three-month periods ended April 30, 2014 and 2013, respectively. The increase in the aggregate value of net contracts signed in the fiscal 2014 period, as compared to the fiscal 2013 period, was the result of a 7.6% increase in the average value of each contract signed, offset, in part, by a 0.2% decline in the number of net contracts signed. The increase in the average value of each contract signed in the fiscal 2014 period, as compared to the fiscal 2013 period, was due primarily to a change in mix of contracts signed to more expensive areas and/or higher priced products, increased prices, and reduced incentives given on new contracts signed. The decrease in the number of net contracts signed was primarily due to the previously discussed leveling in demand.
Backlog consists of homes under contract but not yet delivered to our home buyers. The value of our backlog at April 30, 2014 of $3.21 billion (4,324 homes) increased 26.7%, as compared to our backlog at April 30, 2013 of $2.53 billion (3,655 homes). Our backlog at October 31, 2013 and 2012 was $2.63 billion (3,679 homes) and $1.67 billion (2,569 homes), respectively. The increase in the value of the backlog at April 30, 2014, as compared to the backlog at April 30, 2013, was primarily attributable to the higher backlog at October 31, 2013, as compared to the backlog at October 31, 2012 and the increase in the aggregate value of net contracts signed in the six-month period ended April 30, 2014, as compared to the six-month period ended April 30, 2013, offset, in part, by the increase in the aggregate value of our deliveries in the six-month period ended April 30, 2014, as compared to the aggregate value of deliveries in the six-month period ended April 30, 2013. The 57.5% and 43.2% increases in the value and number of homes in backlog at October 31, 2013, as compared to October 31, 2012, were due to the increase in the number and the average value of net contracts signed in fiscal 2013, as compared to fiscal 2012, offset, in part, by the increase in the aggregate value and number of our deliveries in fiscal 2013, as compared to the aggregate value and number of deliveries in fiscal 2012.
In February 2014, as part of the Shapell acquisition, we assumed contracts to deliver approximately 126 homes with an aggregate value of approximately $105.3 million. At April 30, 2014, 35 of these contracts remained in backlog.
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
OFF-BALANCE SHEET ARRANGEMENTS
We have investments in and advances to various unconsolidated entities. We have investments in joint ventures (i) to develop land for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) to develop for-sale homes (“Home Building Joint Ventures”); (iii) to develop luxury for-rent residential apartments, commercial space and a hotel (“Rental Property Joint Ventures”); (iv) to invest in commercial real estate opportunities (Trust and Trust II); and (v) to invest in a portfolio of distressed loans and real estate (“Structured Asset Joint Venture”).
Our investments in these entities are accounted for using the equity method of accounting. At April 30, 2014, we had investments in and advances to these entities of $441.8 million, and were committed to invest or advance $101.7 million to these entities if they require additional funding. At April 30, 2014, we had joint venture purchase commitments to acquire 115 home sites for approximately $12.6 million. In addition, we expect to purchase approximately 3,800 additional home sites from several joint ventures in which we have interests; the purchase price of these home sites will be determined at a future date. We will also receive approximately 935 home sites from one of our Land Development Joint Ventures in consideration of our previous investment in the joint venture.
The unconsolidated entities in which we have investments generally finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities which may include any, or all, of the following: (i) project completion including any cost overruns, in whole or in part; (ii) repayment guarantees, generally covering a percentage of the outstanding loan; (iii) indemnification of the lender from environmental matters of the unconsolidated entity; (iv) a hazardous material indemnity that holds the lender harmless against any obligations for which the lender may incur liability resulting from the threat or presence of any hazardous or toxic substances at or near the property covered by a loan; and (v) indemnification of the lender from “bad boy acts” of the unconsolidated entity.
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
We believe that as of April 30, 2014, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At April 30, 2014, the unconsolidated entities that have guarantees related to debt had loan commitments aggregating $424.8 million and had borrowed an aggregate of $61.4 million. We estimate that our maximum potential exposure under these guarantees, if the full amount of the loan commitments were borrowed, would be $424.8 million before any reimbursement from our partners. Based on the amounts borrowed at April 30, 2014, our maximum potential exposure under these guarantees is estimated to be $61.4 million before any reimbursement from our partners.
In addition, we have guaranteed approximately $11.4 million of ground lease payments and insurance deductibles for three joint ventures.
For more information regarding these joint ventures, see Note 4, “Investments in and Advances to Unconsolidated Entities” in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
The trends, uncertainties or other factors that have negatively impacted our business and the industry in general have also impacted the unconsolidated entities in which we have investments. We review each of our investments on a quarterly basis for indicators of impairment. A series of operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of our investment in the unconsolidated entity has occurred. If a loss exists, we further review to determine if the loss is other than temporary, in which case we write down the investment to its fair value. The evaluation of our investment in unconsolidated entities entails a detailed cash flow analysis using many estimates including but not limited to expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, market conditions and anticipated cash receipts, in order to determine projected future distributions. Each of the unconsolidated entities evaluates its inventory in a similar manner. See “Critical Accounting Policies - Inventory” contained in the MD&A in our Annual Report on Form 10-K for the year ended October 31, 2013 for more detailed disclosure on our evaluation of inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, our proportionate share is reflected in income (loss) from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities. Based upon our evaluation of the fair value of our investments in unconsolidated entities, we determined that no impairments of our investments occurred in the six-month and three-month periods ended April 30, 2014 and 2013.
RESULTS OF OPERATIONS
The following table sets forth, for the six-month and three-month periods ended April 30, 2014 and 2013, a comparison of certain items in the Condensed Consolidated Statements of Operations ($ amounts in millions):

	Six months ended April 30,				Three months ended April 30,
	2014		2013		2014		2013
	$	%*	$	%*	$	%*	$	%*
Revenues	1,504.1		940.6		860.4		516.0
Cost of revenues	1,202.0	79.9	766.0	81.4	688.0	80.0	420.0	81.4
Selling, general and administrative	202.2	13.4	157.6	16.8	104.3	12.1	79.6	15.4
	1,404.2	93.4	923.5	98.2	792.3	92.1	499.6	96.8
Income from operations	99.8		17.1		68.1		16.4
Other
Income from unconsolidated entities	37.2		8.1		14.3		5.0
Other income - net	27.6		24.2		11.1		19.5
Income before income taxes	164.7		49.3		93.5		41.0
Income tax provision	53.9		20.2		28.3		16.3
Net income	110.8		29.1		65.2		24.7
* Percent of revenues
Note: Due to rounding, amounts may not add.
REVENUES AND COST OF REVENUES
Revenues for the six months ended April 30, 2014 were higher than those for the comparable period of fiscal 2013 by approximately $563.5 million, or 59.9%. This increase was primarily attributable to a 30.9% increase in the number of homes delivered and a 22.2% increase in the average price of the homes delivered. In the fiscal 2014 six-month period, we delivered 2,146 homes with a value of $1.50 billion, as compared to 1,640 homes in the fiscal 2013 six-month period with a value of $940.6 million. The average price of the homes delivered in the fiscal 2014 period was $700,900, as compared to $573,500 in the fiscal 2013 period. The increase in the number of homes delivered in the fiscal 2014 period, as compared to the fiscal 2013 period, was primarily due to the higher number of homes in backlog at the beginning of fiscal 2014, as compared to the beginning of fiscal 2013 and the homes closed from home building operations of Shapell which we acquired in February 2014.

The increase in the average price of homes delivered in the fiscal 2014 period, as compared to the fiscal 2013 period, was primarily attributable to a shift in the number of homes delivered to more expensive areas and higher priced products and price increases, or both. For the period from February 5, 2014 to April 30, 2014, revenue from the Shapell acquisition was $102.0 million (119 homes).
Cost of revenues as a percentage of revenues was 79.9% in the six-month period ended April 30, 2014, as compared to 81.4% in the six-month period ended April 30, 2013. In the six-month periods ended April 30, 2014 and 2013, we recognized inventory impairment charges and write-offs of $3.9 million and $1.7 million, respectively. Cost of revenues as a percentage of revenues, excluding inventory impairments, was 79.7% of revenues in the fiscal 2014 period, as compared to 81.2% in the fiscal 2013 period. The decrease in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in the fiscal 2014 period, as compared to the fiscal 2013 period, was due primarily to a change in product mix/areas to higher margin areas, lower interest, and increased prices in the fiscal 2014 period, as compared to the fiscal 2013 period, offset in part, by an increase in cost of sales of approximately 1.0% due to the application of purchase accounting for the homes sold from the Shapell acquisition inventory. In the six-month periods ended April 30, 2014 and 2013, interest cost as a percentage of revenues was 3.6% and 4.6%, respectively.
Revenues for the three months ended April 30, 2014 were higher than those for the comparable period of fiscal 2013 by approximately $344.4 million, or 66.7%. This increase was primarily attributable to a 36.2% increase in the number of homes delivered and a 22.4% increase in the average price of the homes delivered. In the fiscal 2014 period, we delivered 1,218 homes with a value of $860.4 million, as compared to 894 homes in the fiscal 2013 period with a value of $516.0 million. The average price of the homes delivered in the fiscal 2014 period was $706,400, as compared to $577,200 in the fiscal 2013 period. The increase in the number of homes delivered in the fiscal 2014 period, as compared to the fiscal 2013 period, was primarily due to the higher number of homes in backlog at the beginning of fiscal 2014, as compared to the beginning of fiscal 2013 and the revenues generated from home building operations of Shapell which we acquired in February 2014. The increase in the average price of homes delivered in the fiscal 2014 period, as compared to the fiscal 2013 period, was primarily attributable either to a shift in the number of homes delivered to more expensive areas or higher priced products and price increases, or both. For the period from February 5, 2014 to April 30, 2014, revenue from the Shapell acquisition was $102.0 million (119 homes).
Cost of revenues as a percentage of revenues was 80.0% in the three-month period ended April 30, 2014, as compared to 81.4% in the three-month period ended April 30, 2013. In the three-month periods ended April 30, 2014 and 2013, we recognized inventory impairment charges and write-offs of $1.9 million and $1.0 million, respectively. Cost of revenues as a percentage of revenues, excluding inventory impairments, was 79.7% of revenues in the fiscal 2014 period, as compared to 81.2% in the fiscal 2013 period. The decrease in cost of revenues, excluding inventory impairment charges, as a percentage of revenue in the fiscal 2014 period, as compared to the fiscal 2013 period, was due primarily to a change in product mix/areas to higher margin areas, lower interest, and increased prices in the fiscal 2014 period, as compared to the fiscal 2013 period, offset in part, by an increase in cost of sales of approximately 1.5% due to the application of purchase accounting for the homes sold from the Shapell acquisition inventory. In the three-month periods ended April 30, 2014 and 2013, interest cost as a percentage of revenues was 3.4% and 4.5%, respectively.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)
SG&A increased by $44.6 million in the six-month period ended April 30, 2014, as compared to the six-month period ended April 30, 2013. As a percentage of revenues, SG&A was 13.4% in the fiscal 2014 period, as compared to 16.8% in the fiscal 2013 period. The fiscal 2014 period includes $5.9 million of expenses incurred in the Shapell acquisition. The decline in SG&A, excluding the Shapell acquisition costs, as a percentage of revenues was due to SG&A spending increasing by 24.5% while revenues increased 59.9%. The dollar increase in SG&A costs, excluding the Shapell acquisition costs, was due primarily to increased compensation costs due to our increased number of employees and higher sales commissions, increased sales and marketing costs, and increased insurance costs. The higher sales commissions were the result of our increase in sales revenues and the increase in the value of sales contracts signed during the fiscal 2014 period over the comparable period of fiscal 2013.
SG&A increased by $24.8 million in the three-month period ended April 30, 2014, as compared to the three-month period ended April 30, 2013. As a percentage of revenues, SG&A was 12.1% in the fiscal 2014 period, as compared to 15.4% in the fiscal 2013 period. The fiscal 2014 period includes $5.1 million of expenses incurred in the Shapell acquisition. The decline in SG&A, excluding the Shapell acquisition costs, as a percentage of revenues was due to SG&A spending increasing by 24.7% while revenues increased 66.7%. The dollar increase in SG&A costs, excluding the Shapell acquisition costs, was due primarily to increased compensation costs due to our increased number of employees and higher sales commissions, and increased sales and marketing costs. The higher sales commissions were the result of our increase in sales revenues and the increase in the value of sales contracts signed during the fiscal 2014 period over the comparable period of fiscal 2013.

INCOME FROM UNCONSOLIDATED ENTITIES
We are a participant in several joint ventures. We recognize our proportionate share of the earnings and losses from these entities. Many of our joint ventures are land development projects or high-rise/mid-rise construction projects and do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, it has been our experience that these joint ventures generally, over a relatively short period of time, generate revenues and earnings until all assets of the entity are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from quarter-to-quarter and year-to-year.
In the six-month period ended April 30, 2014, we recognized $37.2 million of income from unconsolidated entities, as compared to $8.1 million in the comparable period of fiscal 2013. The increase in income from unconsolidated entities was due primarily from our recognition of a $23.5 million gain representing our share of the gain on the sale by Trust II of substantially all of its assets to an unrelated party in December 2013 and a $12.0 million distribution from the Trust in April 2014 due to the refinancing of one of the Trust’s apartment complexes. The increase attributable to the Trust and Trust II gains was partially offset by lower income realized from Gibraltar’s Structured Asset Joint Venture and several of our Land Development Joint Ventures in the fiscal 2014 period, as compared to the income recognized in the fiscal 2013 period. The lower income from the Land Development Joint Ventures was attributable primarily to decreased activity from these joint ventures in the fiscal 2014 period as compared to the fiscal 2013 period.
In the three-month period ended April 30, 2014, we recognized $14.3 million of income from unconsolidated entities, as compared to $5.0 million in the comparable period of fiscal 2013. The increase in income from unconsolidated entities was due primarily to our recognition of a $12.0 million distribution from the Trust in April 2014 due to the refinancing of one of the Trust’s apartment complexes. The increase attributable to the Trust gain was partially offset by lower income realized from several of our Land Development Joint Ventures in the fiscal 2014 period, as compared to the income recognized in the fiscal 2013 period. The lower income from the Land Development Joint Ventures was attributable primarily to decreased activity from these joint ventures in the fiscal 2014 period as compared to the fiscal 2013 period.
OTHER INCOME - NET
Other income - net includes the gains and losses from our ancillary businesses, income from Gibraltar, interest income, management fee income, retained customer deposits, income/losses on land sales, directly expensed interest and other miscellaneous items.
For the six months ended April 30, 2014 and 2013, other income - net was $27.6 million and $24.2 million, respectively. The increase in other income - net in the six-month period ended April 30, 2014, as compared to the fiscal 2013 period, was primarily due to an increase in income from higher earnings from land sales, increased income from our Gibraltar operations and higher management fee and other miscellaneous income in the fiscal 2014 period, as compared to the fiscal 2013 period, offset, in part, by the recognition of $13.2 million of income in the fiscal 2013 period from the settlement of litigation, lower interest income in the fiscal 2014 period as compared to the fiscal 2013 period, and the recognition of $0.7 million of directly expensed interest in the 2014 period. Included in Land sales, net, is $2.9 million of previously deferred gains on our initial sales of the properties to Trust II.
For the three months ended April 30, 2014 and 2013, other income - net was $11.1 million and $19.5 million, respectively. The decrease in other income - net in the three-month period ended April 30, 2014, as compared to the fiscal 2013 period, was primarily due to the recognition of $13.2 million of income in the fiscal 2013 period from the settlement of litigation, lower interest income in the fiscal 2014 period, as compared to the fiscal 2013 period, and the recognition of $0.7 million of directly expensed interest in the 2014 period, offset in part, by an increase in income from higher earnings from land sales, increased income from our Gibraltar operations, higher management fee and other miscellaneous income in the fiscal 2014 period, as compared to the fiscal 2013 period.
INCOME BEFORE INCOME TAXES
For the six-month period ended April 30, 2014, we reported income before income taxes of $164.7 million, as compared to $49.3 million in the six-month period ended April 30, 2013.
For the three-month period ended April 30, 2014, we reported income before income taxes of $93.5 million, as compared to $41.0 million in the three-month period ended April 30, 2013.
INCOME TAX PROVISION
We recognized a $53.9 million income tax provision in the six-month period ended April 30, 2014. Based upon the federal statutory rate of 35%, our federal tax provision would have been $57.7 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was due primarily to the recognition of a $6.6 million provision for state income taxes, net of a reversal of $1.2 million of state valuation allowance; the recognition of a $5.4 million provision for uncertain tax positions taken in a prior period; and $1.1 million of accrued interest and penalties (net of federal tax provision) for previously accrued taxes on uncertain tax positions, offset, in part, by the reversal of $9.1 million of previously accrued tax provisions on uncertain tax positions that were no longer necessary due to the expiration of the statute of limitations and the settlement of a state income tax audit, a $4.3 million tax benefit from our utilization of domestic production activities deductions, and $2.3 million related to other miscellaneous permanent deductions.
We recognized a $20.2 million tax provision in the six-month period ended April 30, 2013. Based upon the federal statutory rate of 35%, our federal tax provision would have been $17.3 million. The difference between the tax benefit recognized and the tax provision based on the federal statutory rate was due primarily to the recognition of $2.0 million of accrued interest and penalties (net of federal tax provision) for previously accrued taxes on uncertain tax positions and a $0.8 million provision for state income taxes, net of a reversal of $1.3 million of state valuation allowance.
We recognized a $28.3 million income tax provision in the three-month period ended April 30, 2014. Based upon the federal statutory rate of 35%, our federal tax provision would have been $32.7 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was due primarily to the recognition of a $4.1 million provision for state income taxes, net of a reversal of $0.8 million of state valuation allowance; the recognition of a $5.4 million provision for uncertain tax positions taken in a prior period; and $0.3 million of accrued interest and penalties (net of federal tax provision) for previously accrued taxes on uncertain tax positions, offset, in part, by the reversal of $9.1 million of previously accrued tax provision on uncertain tax positions that were no longer needed due to the expiration of the statute of limitations and the settlement of a state income tax audit, a $2.4 million tax benefit from our utilization of domestic production activities deductions, and $1.3 million related to other miscellaneous permanent deductions.
We recognized a $16.3 million tax provision in the three-month period ended April 30, 2013. Based upon the federal statutory rate of 35%, our tax benefit would have been $14.3 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was due primarily to the recognition of $0.8 million of accrued interest and penalties (net of federal tax provision) for previously accrued taxes on uncertain tax positions and a $0.6 million provision for state income taxes, net of a reversal of $1.1 million of state valuation allowance.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings, and the public debt and equity markets. At April 30, 2014, we had $351.8 million of cash and cash equivalents and $13.0 million of marketable securities. At October 31, 2013, we had $773.0 million of cash and cash equivalents and $52.5 million of marketable securities. Cash used in operating activities during the six-month period ended April 30, 2014 was $66.2 million. Cash used in operating activities during the fiscal 2014 period was primarily used for the purchase of inventory and an increase in receivables, prepaid expenses and other assets, offset, in part, by cash generated from net income, stock-based compensation and depreciation and amortization, an increase in customer deposits, increases in accounts payable and accrued expenses, a reduction in restricted cash, and the sale of mortgage loans to outside investors in excess of mortgage loans originated.
In the six-month period ended April 30, 2014, cash used in our investing activities was $1.48 billion. The cash used in investing activities was primarily related to the $1.49 billion used to acquire Shapell, $80.7 million used to fund joint venture investments, and $5.8 million for the purchase of property and equipment, offset, in part, by $39.2 million of net sales of marketable securities and $61.4 million of cash received as returns on our investments in unconsolidated entities, distressed loans and foreclosed real estate.
We generated $1.12 billion of cash from financing activities in the six-month period ended April 30, 2014, primarily from: the issuance of 7.2 million shares of our common stock in November 2013 that raised $220.4 million; the issuance in November 2013 of $350.0 million of 4.0% Senior Notes due 2018 and $250.0 million of 5.625% Senior Notes due 2024; the borrowing of $485.0 million under a five-year term loan from ten banks; $95.0 million of borrowings under our $1.035 billion credit facility, net of repayments; and $23.3 million from the proceeds of our stock-based benefit plans, offset in part, by $18.2 million of repayments of borrowings under our mortgage company warehouse facility, net of new borrowings under it, and repayment of $268.0 million of our 4.95% senior notes in March 2014.
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

In the six-month period ended April 30, 2013, cash provided by our investing activities was $165.7 million. The cash provided by investing activities was primarily generated from $203.3 million of net sales of marketable securities, $40.8 million of cash received as returns on our investments in unconsolidated entities, distressed loans and foreclosed real estate, offset, in part, by $32.0 million used to fund joint venture projects, $26.2 million for investments in distressed loans, and $20.3 million for the purchase of property and equipment.
We generated $204.0 million of cash from financing activities in the six-month period ended April 30, 2013, primarily from the issuance of $300 million of 4.375% senior notes due 2023 and $8.4 million from the proceeds of our stock-based benefit plans, offset, in part, by the repayment of $59.1 million of our 6.875% senior notes in November 2012 and $14.1 million of repayments of borrowings under our mortgage company warehouse facility, net of new borrowings under it, and $29.2 million of repayments of other loans, net of new borrowings.
On February 4, 2014, we completed our previously announced acquisition of Shapell for an aggregate purchase price of $1.60 billion in cash. At January 31, 2014, we had deposited $161.0 million of the purchase price with an escrow agent. As part of the purchase price, we acquired $106.2 million of cash. We financed the Acquisition with a combination of (a) $370.0 million of borrowings under its $1.035 billion unsecured revolving credit facility; (b) $485.0 million from the term loan facility; and (c) proceeds from debt and equity financings completed in November 2013. See Note 2, “Acquisition,” Note 6, “Loans Payable, Senior Notes and Mortgage Company Loan Facility” and Note 12, “Stock Issuances and Stock Repurchase Program” of our condensed consolidated financial statements for more information on these transactions.
We expect to selectively sell assets to reduce land concentration and outstanding borrowings; however, the timing and size of any asset sale transactions will be dependent on market and other factors, some of which are outside of our control. We make no assurance that we will be able to complete asset sale transactions on attractive terms or at all. In the six-month period ended April 30, 2014, we sold approximately $95 million of land, sold substantially all of the assets of Trust II, and completed the refinancing of one of the mature stabilized properties owned by the Trust. These activities have generated approximately $150 million of cash which has allowed us to repay a portion of our borrowings under our credit facility.
At April 30, 2014, the aggregate purchase price of land parcels under option and purchase agreements was approximately $1.12 billion. Of the $1.12 billion of land purchase commitments, we paid or deposited $96.0 million, and, if we acquire all of these land parcels, we will be required to pay an additional $1.02 billion. In addition, we expect to acquire an additional 3,800 home sites from joint ventures in which we have a 50% interest. The purchase price of these home sites will be determined in the future. The purchases of these land parcels are scheduled over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts. At April 30, 2014, we also had purchase commitments to acquire land for apartment developments of approximately $56.0 million.
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we owned approximately 37,700 home sites at April 30, 2014, of which approximately 13,800 are substantially improved, we do not need to buy home sites immediately to replace those that we deliver. In addition, we generally do not begin construction of our single-family detached homes until we have a signed contract with the home buyer. Should our business decline from present levels, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, or incur additional costs to improve land we already own, and as we sell and deliver any speculative homes that are then in inventory, all of which should result in additional cash flow from operations. In addition, we might curtail our acquisition of additional land which would further reduce our inventory levels and cash needs. During the six-month period ended April 30, 2014, we acquired control of approximately 3,900 home sites (net of lot options terminated and land sales), including approximately 4,350 home sites in the Shapell acquisition. At April 30, 2014, we owned or controlled through options approximately 50,400 home sites, as compared to 48,600 at October 31, 2013 and 45,200 at April 30, 2013.
On August 1, 2013, we entered into an $1.035 billion unsecured, five-year credit facility with 15 banks which extends to August 1, 2018. Up to 75% of the credit facility is available for letters of credit. Under the terms of the credit facility, we are not permitted to allow our maximum leverage ratio (as defined in the credit agreement) to exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of approximately $2.45 billion at April 30, 2014. At April 30, 2014, our leverage ratio was approximately 0.81, and our tangible net worth was approximately $3.65 billion. Based upon the minimum tangible net worth requirement at April 30, 2014, our ability to repurchase our common stock was limited to approximately $1.71 billion. At April 30, 2014, we had $95.0 million outstanding borrowings under our credit facility and had outstanding letters of credit of approximately $90.8 million. As part of the Shapell acquisition, we borrowed $370.0 million under the credit facility on February 3, 2014, of which $275.0 million was repaid as of April 30, 2014.

In addition, at April 30, 2014, we had $3.0 million of letters of credit outstanding which were not part of our credit facility; these letters of credit are collateralized by $3.0 million of restricted cash deposits.
On February 4, 2014, we entered into a 364-day senior unsecured revolving credit facility (the “364-Day Facility”) with five banks. The 364-Day Facility provides for an unsecured revolving credit facility to be made available to us prior to February 3, 2015, in the amount of $500.0 million. We intend for this facility to remain undrawn and its purpose is to provide us additional liquidity should unforeseen circumstances arise. On February 3, 2014, we entered into a five-year senior, $485.0 million, unsecured term loan facility (the “Term Loan Facility”) with ten banks. We borrowed the full amount of the Term Loan Facility on February 3, 2014. The initial interest rate on the Term Loan was 1.56% per annum.
See Note 2, “Acquisition,” Note 6, “Loans Payable, Senior Notes and Mortgage Company Loan Facility” and Note 12, “Stock Issuances and Stock Repurchase Program” of our condensed consolidated financial statements for more information on these transactions.
We believe that we will be able to continue to fund our current operations and meet our contractual obligations through a combination of existing cash resources and other sources of capital and credit. Due to the tight credit markets and the uncertainties that exist in the economy and for home builders in general, we cannot be certain that we will be able to replace existing financing or find sources of additional financing in the future; moreover, if we are able to replace all or some of such facilities, we may be subjected to more restrictive borrowing terms and conditions. At April 30, 2014, we had $849.2 million available under our five-year credit facility through August 1, 2018 and $500.0 million available under the 364-Day Facility through February 3, 2015.
OPERATING SEGMENTS
We operate in two segments: Traditional Home Building and Urban Infill (“City Living”). We operate our Traditional Home Building operations in four geographic segments around the United States: the North, consisting of Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey and New York; the Mid-Atlantic, consisting of Delaware, Maryland, Pennsylvania, Virginia; the South, consisting of Florida, North Carolina, South Carolina, and Texas; and the West, consisting of Arizona, California, Colorado, Nevada and Washington.
The tables below summarize information related to units delivered and revenues and net contracts signed by segment for the six-month and three-month periods ended April 30, 2014 and 2013, and information related to backlog by segment at April 30, 2014 and 2013, and at October 31, 2013 and 2012.
Units Delivered and Revenues ($ amounts in millions):

	Six months ended April 30,				Three months ended April 30,
	2014 Units	2013 Units	2014 $	2013 $	2014 Units	2013 Units	2014 $	2013 $
Traditional Home Building:
North	448	321	$264.9	$174.6	239	170	$137.3	$92.2
Mid-Atlantic	546	495	349.6	270.1	273	259	180.5	140.5
South	510	367	336.7	222.7	285	224	186.1	135.6
West	581	407	507.8	241.2	377	207	321.6	128.6
Traditional Home Building	2,085	1,590	1,459.0	908.6	1,174	860	825.5	496.9
City Living	61	50	45.1	32.0	44	34	34.9	19.1
Total	2,146	1,640	$1,504.1	$940.6	1,218	894	$860.4	$516.0

Net Contracts Signed ($ amounts in millions):

	Six months ended April 30,				Three months ended April 30,
	2014 Units	2013 Units	2014 $	2013 $	2014 Units	2013 Units	2014 $	2013 $
Traditional Home Building:
North	484	558	$317.8	$309.8	303	323	$199.6	$179.3
Mid-Atlantic	630	740	390.5	428.6	367	478	226.6	281.7
South	596	580	424.6	390.5	374	377	256.3	253.0
West	836	660	707.2	517.7	637	419	519.4	339.8
Traditional Home Building	2,546	2,538	1,840.1	1,646.6	1,681	1,597	1,201.9	1,053.8
City Living	119	188	136.5	155.8	68	156	73.0	134.1
Total	2,665	2,726	$1,976.6	$1,802.4	1,749	1,753	$1,274.9	$1,187.9
Backlog ($ amounts in millions):

	At April 30,				At October 31,
	2014 Units	2013 Units	2014 $	2013 $	2013 Units	2012 Units	2013 $	2012 $
Traditional Home Building:
North	984	862	$615.5	$485.2	948	625	$562.5	$350.0
Mid-Atlantic	986	879	613.9	532.9	902	634	573.0	374.5
South	1,042	962	761.4	651.3	956	749	673.5	483.5
West	1,056	760	897.9	627.5	675	507	593.2	351.0
Traditional Home Building	4,068	3,463	2,888.7	2,296.9	3,481	2,515	2,402.2	1,559.0
City Living	256	192	318.7	234.7	198	54	227.3	110.9
Total	4,324	3,655	$3,207.4	$2,531.6	3,679	2,569	$2,629.5	$1,669.9
Revenues and Income (Loss) Before Income Taxes:
The following table summarizes by segment total revenues and income (loss) before income taxes for the six-month and three-month periods ended April 30, 2014 and 2013 (amounts in millions):

	Six months ended April 30,		Three months ended April 30,
	2014	2013	2014	2013
Revenue:
Traditional Home Building:
North	$264.9	$174.6	$137.3	$92.2
Mid-Atlantic	349.6	270.1	180.5	140.5
South	336.7	222.7	186.1	135.6
West	507.8	241.2	321.6	128.6
Traditional Home Building	1,459.0	908.6	825.5	496.9
City Living	45.1	32.0	34.9	19.1
Total	$1,504.1	$940.6	$860.4	$516.0

	Six months ended April 30,		Three months ended April 30,
	2014	2013	2014	2013
Income (loss) before income taxes:
Traditional Home Building:
North	$17.1	$7.9	$8.8	$3.2
Mid-Atlantic	45.9	32.0	24.4	17.2
South	41.0	17.0	23.6	14.2
West	78.7	21.1	44.8	13.0
Traditional Home Building	182.7	78.0	101.6	47.6
City Living	9.0	8.3	10.0	5.6
Corporate and other (a)	(27.0)	(37.0)	(18.1)	(12.2)
Total	$164.7	$49.3	$93.5	$41.0

(a)
“Corporate and other” is comprised principally of general corporate expenses such as the offices of the Executive Officers of the Company; the corporate finance, accounting, audit, tax, human resources, risk management, marketing and legal groups; interest income and income from the our ancillary businesses, including Gibraltar; and income from a number of our unconsolidated entities.

North
Revenues in the six-month period ended April 30, 2014 were higher than those for the comparable period of fiscal 2013 by $90.3 million, or 51.7%. The increase in revenues was primarily attributable to increases of 39.6% and 8.7% in the number and average selling price of homes delivered, respectively. The increase in the number of homes delivered in the fiscal 2014 period, as compared to the fiscal 2013 period, was due to a higher backlog at October 31, 2013, as compared to October 31, 2012. The increase in the average selling price of the homes delivered in the fiscal 2014 period was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and increases in selling prices in fiscal 2014.
The value of net contracts signed in the six-month period ended April 30, 2014 was $317.8 million, a 2.6% increase from the $309.8 million of net contracts signed during the six-month period ended April 30, 2013. This increase was primarily due to an 18.3% increase in the average value of each net contract, offset, in part, by a decrease of 13.3% in the number of net contracts signed. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products, in the fiscal 2014 period, as compared to the fiscal 2013 period, and increases in base selling prices. The decrease in the number of net contracts signed was primarily due to the previously discussed leveling in demand, as well as the negative impact on our business due to the severe weather we have seen in this region in the fiscal 2014 period.
For the six-month period ended April 30, 2014, we reported income before income taxes of $17.1 million, as compared to $7.9 million for the six-month period ended April 30, 2013. This increase in income before income taxes was primarily attributable to higher earnings from the increased revenues, offset, in part, by higher SG&A and higher inventory impairment charges, in the fiscal 2014 period, as compared to the fiscal 2013 period. Inventory impairment charges, in the fiscal 2014 and 2013 periods, were $3.1 million and $1.6 million, respectively.
Revenues in the three-month period ended April 30, 2014 were higher than those for the comparable period of fiscal 2013 by $45.1 million, or 48.9%. The increase in revenues was primarily attributable to increases of 40.6% and 5.8% in the number and average selling price of homes delivered, respectively. The increase in the number of homes delivered in the fiscal 2014 period, as compared to the fiscal 2013 period, was due to a higher backlog at October 31, 2013, as compared to October 31, 2012. The increase in the average selling price of the homes delivered in the fiscal 2014 period was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and increases in selling prices in fiscal 2014.
The value of net contracts signed in the three-month period ended April 30, 2014 was $199.6 million, a 11.3% increase from the $179.3 million of net contracts signed during the three-month period ended April 30, 2013. This increase was primarily due to an 18.7% increase in the average value of each net contract, offset, in part, by a decrease of 6.2% in the number of net contracts signed. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products, in the fiscal 2014 period, as compared to the fiscal 2013 period, and increases in base selling prices. The decrease in the number of net contracts signed was primarily due to the previously discussed leveling in demand, as well as the negative impact on our business due to the severe weather we have seen in this region in the fiscal 2014 period.

For the three-month period ended April 30, 2014, we reported income before income taxes of $8.8 million, as compared to $3.2 million for the three-month period ended April 30, 2013. This increase in income before income taxes was primarily attributable to higher earnings from the increased revenues, offset, in part, by higher SG&A and higher inventory impairment charges, in the fiscal 2014 period, as compared to the fiscal 2013 period. Inventory impairment charges, in the three-month periods ended April 30, 2014 and 2013, were $1.7 million and $1.1 million, respectively.
Mid-Atlantic
For the six-month period ended April 30, 2014, revenues were higher than those for the six-month period ended April 30, 2013, by $79.5 million, or 29.4%. The increase in revenues was primarily attributable to a 10.3% increase in the number of homes delivered and a 17.3% increase in the average selling price of the homes delivered. The increase in the number of homes delivered in the fiscal 2014 period, as compared to the fiscal 2013 period, was primarily due to a higher backlog at October 31, 2013, as compared to October 31, 2012. The increase in the average price of homes delivered in the fiscal 2014 period, as compared to the fiscal 2013 period, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products and increases in selling prices in the fiscal 2014 period.
The value of net contracts signed during the six-month period ended April 30, 2014 decreased by $38.1 million, or 8.9%, from the six-month period ended April 30, 2013. The decrease was due to a 14.9% decrease in the number of net contracts signed partially offset by a 7.0% increase in the average value of each net contract signed. The decrease in the number of net contracts signed was primarily due to the previously discussed leveling in demand, as well as the negative impact on our business due to the severe weather we have seen in this region in the fiscal 2014 period. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2014 period, as compared to the fiscal 2013 period and increases in selling prices.
We reported income before income taxes for the six-month periods ended April 30, 2014 and 2013, of $45.9 million and $32.0 million, respectively. The increase in income before income taxes was primarily due to higher earnings from the increased revenues and $2.9 million of earnings from land sales in the fiscal 2014 period, offset, in part, by higher SG&A costs, in the fiscal 2014 period, as compared to the fiscal 2013 period. The earnings from land sales in six months ended April 30, 2014 represents previously deferred gains on our initial sales of properties to Trust II.
For the three-month period ended April 30, 2014, revenues were higher than those for the three-month period ended April 30, 2013, by $40.0 million, or 28.5%. The increase in revenues was primarily attributable to a 5.4% increase in the number of homes delivered and a 21.8% increase in the average selling price of the homes delivered. The increase in the average price of homes delivered in the fiscal 2014 period, as compared to the fiscal 2013 period, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products and increases in selling prices the fiscal 2014 period. The increase in the number of homes delivered in the fiscal 2014 period, as compared to the fiscal 2013 period, was primarily due to a higher backlog at October 31, 2013, as compared to October 31, 2012.
The value of net contracts signed during the three-month period ended April 30, 2014 decreased by $55.1 million, or 19.6%, from the three-month period ended April 30, 2013. The decrease was due to a 23.2% decrease in the number of net contracts signed, offset, in part, by a 4.8% increase in the average value of each net contract signed. The decrease in the number of net contracts signed was primarily due to the previously discussed leveling in demand in the fiscal 2014 period. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2014 period, as compared to the fiscal 2013 period and increases in selling prices.
We reported income before income taxes for the three-month periods ended April 30, 2014 and 2013, of $24.4 million and $17.2 million, respectively. The increase in income before income taxes was primarily due to higher earnings from the increased revenues, offset, in part, by higher SG&A costs, in the fiscal 2014 period, as compared to the fiscal 2013 period.
South
Revenues in the six-month period ended April 30, 2014 were higher than those for the six-month period ended April 30, 2013 by $114.0 million, or 51.2%. This increase was attributable to a 39.0% increase in the number of homes delivered and an 8.8% increase in the average price of the homes delivered. The increase in the number of homes delivered in the fiscal 2014 period was primarily due to a higher backlog at October 31, 2013, as compared to October 31, 2012, primarily in Florida and Texas. The increase in the average price of the homes delivered was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2014 period and increases in in selling prices in fiscal 2014.
For the six-month period ended April 30, 2014, the value of net contracts signed increased by $34.1 million, or 8.7%, as compared to the six-month period ended April 30, 2013. The increase was attributable to increases of 2.8% and 5.8% in the number and average value of net contracts signed, respectively. The increase in the number of net contracts signed in the six-month period ended April 30, 2014 was primarily due to increased demand in Florida and Texas in the fiscal 2014 period, as compared to the fiscal 2013 period. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices in the fiscal 2014 period.
For the six-month periods ended April 30, 2014 and 2013, we reported income before income taxes of $41.0 million and $17.0 million, respectively. The increase in income before income taxes was primarily due to higher earnings from the increased revenues in the fiscal 2014 period, as compared to the fiscal 2013 period, and earnings from land sales of $3.4 million in the fiscal 2014 period, partially offset by higher SG&A costs.
Revenues in the three-month period ended April 30, 2014 were higher than those for the three-month period ended April 30, 2013 by $50.5 million, or 37.2%. This increase was attributable to a 27.2% increase in the number of homes delivered and a 7.9% increase in the average price of the homes delivered. The increase in the number of homes delivered in the fiscal 2014 period was primarily due to a higher backlog at October 31, 2013, as compared to October 31, 2012, primarily in Texas and Florida. The increase in the average price of the homes delivered was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2014 period and increases in selling prices in fiscal 2014.
For the three-month period ended April 30, 2014, the value of net contracts signed increased by $3.3 million, or 1.3%, as compared to the three-month period ended April 30, 2013. The increase was attributable to an increase of 2.1% in the average value of net contracts signed. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices in the fiscal 2014 period.
For the three-month periods ended April 30, 2014 and 2013, we reported income before income taxes of $23.6 million and $14.2 million, respectively. The increase in income before income taxes was primarily due to higher earnings from the increased revenues in the fiscal 2014 period, as compared to the fiscal 2013 period, partially offset by higher SG&A costs.
West
Revenues in the six-month period ended April 30, 2014 were higher than those in the six-month period ended April 30, 2013 by $266.6 million, or 110.5%. The increase in revenues was attributable to a 47.5% increase in the average sales price of the homes delivered and a 42.8% increase in the number of homes delivered. The increase in the average price of the homes delivered was primarily due to a shift in the number of homes delivered to more expensive products, including newly acquired Shapell communities, and/or locations and an increase in selling prices. The increase in the number of homes delivered was primarily attributable to the delivery of 119 Shapell homes in California in the period from February 2, 2014 to April 30, 2014. Excluding these deliveries, the number of homes delivered increased by 13.5% which was primarily due to a higher backlog at October 31, 2013, as compared to October 31, 2012, primarily in California and Nevada.
The value of net contracts signed during the six-month period ended April 30, 2014 increased $189.5 million, or 36.6%, as compared to the six-month period ended April 30, 2013. This increase was due to an increase of 26.7% in the number of net contracts signed and a 7.9% increase in the average value of each net contract. During the six-month period ended April 30, 2014, we signed 186 contracts with a value of $172.5 million at communities we acquired from Shapell. Excluding these Shapell net contracts signed, the value of net contracts signed during the six-month period ended April 30, 2014 increased by $17.0 million, or 3.3%, as compared to the six-month period ended April 30, 2013. The increase in the value of net contracts signed, excluding Shapell, was due to a 4.9% increase in the average value of each net contract signed, offset, in part, by a decrease of 1.5% in the number of net contracts signed. The increase in the average sales price of net contracts signed, excluding Shapell, was primarily due to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices. The decrease in the number of net contracts signed, excluding Shapell, was primarily due to a reduction of available inventory in the fiscal 2014 period, as compared to the fiscal 2013 period, in California.
For the six-month period ended April 30, 2014 and 2013, we reported income before income taxes of $78.7 million and $21.1 million, respectively. The increase in income before income taxes was primarily due to higher earnings from increased revenues, lower cost of revenues as a percentage of revenues, and $4.8 million of earnings from land sales in the fiscal 2014 period, offset, in part, by higher SG&A costs in the fiscal 2014 period, which includes $5.9 million of expenses incurred in the Shapell acquisition. Cost of revenues as a percentage of revenues was 77.6% in the six-month period ended April 30, 2014, as compared to 82.8% in the fiscal 2013 period. The decrease in cost of revenues as a percentage of revenues in the fiscal 2014 period was primarily due to a shift in the number of homes delivered to better margin products and/or locations and increases in selling prices, offset, in part, by the impact of purchase accounting on the homes delivered in the fiscal 2014 period from our acquisition of Shapell. Excluding Shapell’s deliveries, cost of revenues as a percentage of revenues in the fiscal 2014 period was 74.3%.
Revenues in the three-month period ended April 30, 2014 were higher than those in the three-month period ended April 30, 2013 by $193.0 million, or 150.1%. The increase in revenues was attributable to an 82.1% increase in the number of homes delivered and a 37.3% increase in the average sales price of the homes delivered. The increase in the number of home delivered was primarily attributable to the delivery of 119 Shapell homes in the period from February 2, 2014 to April 30, 2014. Excluding these deliveries, the number of homes delivered increased by 24.6% which was primarily due to a higher backlog at October 31, 2013, as compared to October 31, 2012, primarily in California and Nevada. The increase in the average price of the homes delivered was primarily due to a shift in the number of homes delivered to more expensive products and/or locations and an increase in selling prices.
The value of net contracts signed during the three-month period ended April 30, 2014 increased $179.6 million, or 52.9%, as compared to the three-month period ended April 30, 2013. This increase was due to an increase of 52.0% in the number of net contracts signed. During the three-month period ended April 30, 2014, we signed 186 contracts with a value of $172.5 million at communities we acquired from Shapell. Excluding these Shapell net contracts signed, the value of net contracts signed during the three-month period ended April 30, 2014 increased by $7.1 million, or 2.1%, as compared to the three-month period ended April 30, 2013. The increase in the value of net contracts signed, excluding Shapell, was due to an increase of 7.6% in the number of net contracts signed, offset, in part, by a 5.1% decrease in the average value of each net contract signed. The increase in the number of net contracts signed was primarily due to an increase in selling communities in Colorado and Nevada, partially offset by a reduction of available inventory in California. The decrease in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to less expensive areas and/or products.
For the three-month period ended April 30, 2014 and 2013, we reported income before income taxes of $44.8 million and $13.0 million, respectively. The increase in income before income taxes was primarily due to higher earnings from the increased revenues, lower cost of revenues as a percentage of revenues, and $4.8 million of earnings from land sales in the fiscal 2014 period, offset, in part, by higher SG&A costs in the fiscal 2014 period, which includes $5.1 million of expenses incurred in the Shapell acquisition. Cost of revenues as a percentage of revenues was 79.8% in the three-month period ended April 30, 2014, as compared to 82.4% in the fiscal 2013 period. The decrease in cost of revenues as a percentage of revenues in the fiscal 2014 period was primarily due to a shift in the number of homes delivered to better margin products and/or locations and increases in selling prices, offset, in part, by the impact of purchase accounting on the homes delivered in the fiscal 2014 period from our acquisition of Shapell. Excluding Shapell’s deliveries, cost of revenues as a percentage of revenues in the fiscal 2014 period was 74.9%.
City Living
For the six-months ended April 30, 2014, revenues were higher than those for the six-months ended April 30, 2013, by $13.1 million, or 40.9%. The increase in revenues was primarily attributable to a 22.0% increase in the number of homes delivered and an increase of 15.6% in the average selling price of the homes delivered. The increase in the number of homes delivered was primarily due to an increase in homes delivered in the Pennsylvania City Living communities, which was primarily attributable to a higher backlog at October 31, 2013, as compared to October 31, 2012. The increase in the average sales price of homes delivered was primarily due to a shift in the number of homes delivered to more expensive areas and/or products.
For the six-month period ended April 30, 2014, the value of net contracts signed decreased by $19.3 million, or 12.4%, as compared to the six-month period ended April 30, 2013. The decrease was attributable to a decrease of 36.7% in the number of net contracts signed, partially offset by a 38.4% increase in the average value of net contracts signed. The decrease in the number of net contracts signed in the six-month period ended April 30, 2014 was primarily due to the commencement of sales at two of our buildings in the second quarter of fiscal 2013 where sales were high during the initial opening. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2014 period.
We reported income before income taxes of $9.0 million in the six-months ended April 30, 2014, as compared to $8.3 million in the six-months ended April 30, 2013. The increase in income before income taxes was primarily attributable to higher earnings from the increased revenues and higher management fee income, partially offset by higher SG&A costs, in the six months ended April 30, 2014, as compared to the six months ended April 30, 2013.
For the three months ended April 30, 2014, revenues were higher than those for the three-months ended April 30, 2013, by $15.8 million, or 82.7%. The increase in revenues was primarily attributable to increases of 41.6% and 29.4% in the average selling price of the homes delivered and the number of homes delivered, respectively. The increase in the average sales price of homes delivered was primarily due to a shift in the number of homes delivered to more expensive areas and/or products. The increase in the number of homes delivered was primarily due to an increase in homes delivered in the New Jersey urban market, which was primarily attributable to a higher backlog at October 31, 2013, as compared to October 31, 2012.
For the three-month period ended April 30, 2014, the value of net contracts signed decreased by $61.1 million, or 45.6%, as compared to the three-month period ended April 30, 2013. The decrease was attributable to a 56.4% decrease in the number of net contracts signed, offset, in part, by a 24.8% increase in the average value of net contracts signed. The decrease in the number of net contracts signed in the three-month period ended April 30, 2014 was primarily due to the commencement of sales at two of our buildings in the second quarter of fiscal 2013 where sales were high during the initial opening. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2014 period.
We reported income before income taxes of $10.0 million in the three-months ended April 30, 2014, as compared to $5.6 million in the three-months ended April 30, 2013. The increase in income before income taxes was primarily attributable to higher earnings from the increased revenues, lower cost of revenues as a percentage of revenues and higher management fee income, partially offset by higher SG&A costs, in the three months ended April 30, 2014, as compared to three-months ended April 30, 2013. Cost of revenues as a percentage of revenues was 65.0% and 68.2% in the three months ended April 30, 2014 and 2013, respectively. This decrease in cost of revenues as a percentage of revenues was primarily due to a shift in the number of homes delivered to better margin products and/or locations.
Corporate and Other
For the six-month period ended April 30, 2014 and 2013, corporate and other loss before income taxes was $27.0 million and $37.0 million, respectively. This decrease in the fiscal 2014 period, as compared to the fiscal 2013 period, was primarily due to an increase in income from unconsolidated entities from $4.2 million in the fiscal 2013 period to $36.8 million in the fiscal 2014 period, and increased income from our Gibraltar operations in the fiscal 2014 period, as compared to the fiscal 2013 period, offset, in part, by $13.2 million of income in the fiscal 2013 period from the settlement of litigation and higher unallocated SG&A in the fiscal 2014 period, as compared to the fiscal 2013 period. The increase in income from unconsolidated entities was due primarily to our recognition of a $23.5 million gain representing our share of the gain on the sale by Trust II of substantially all of its assets to an unrelated party in December 2013 and a $12.0 million distribution from the Trust in April 2014 due to the refinancing of one of the Trust’s apartment properties. The increase attributable to the Trust and Trust II gains was partially offset by lower income realized from Gibraltar’s Structured Asset Joint Venture. The increase in unallocated SG&A costs was due primarily to increased compensation costs due to our increased number of employees.
For the three-month period ended April 30, 2014 and 2013, corporate and other loss before income taxes was $18.1 million and $12.2 million, respectively. The increase in the loss in the fiscal 2014 period, as compared to the fiscal 2013 period, was primarily due to higher unallocated SG&A and $13.2 million of income in the fiscal 2013 period from the settlement of litigation, offset, in part, by an increase in income from unconsolidated entities from $2.5 million in the fiscal 2013 period to $14.0 million in the fiscal 2014 period, and increased income from our Gibraltar operations in the fiscal 2014 period, as compared to the fiscal 2013 period. The increase in income from unconsolidated entities was due primarily from our recognition of a $12.0 million distribution from the Trust in April 2014 due to the refinancing of one of the Trust’s apartment properties. The increase in unallocated SG&A costs was due primarily to increased compensation costs due to our increased number of employees.
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

The table below sets forth, at April 30, 2014, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2014	$39,449	5.06%	$56,842	3.00%
2015	360,053	5.07%	150	0.24%
2016	12,924	5.04%	150	0.24%
2017	404,337	8.88%	150	0.24%
2018	3,537	4.73%	95,150	1.85%
Thereafter	1,989,904	4.54%	498,660	1.52%
Discount	(2,938)
Total	$2,807,266	5.24%	$651,102	1.70%
Fair value at April 30, 2014	$3,000,095		$651,102

(a)
Based upon the amount of variable-rate debt outstanding at April 30, 2014, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $6.5 million per year.

ITEM 4. CONTROLS AND PROCEDURES
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
There has not been any change in our internal control over financial reporting during our quarter ended April 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
During the three-month period ended April 30, 2014, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (b)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum number of shares that may yet be purchased under the plans or programs (a)
	(in thousands)		(in thousands)	(in thousands)
February 1, 2014 to February 28, 2014	—		—	8,266
March 1, 2014 to March 31, 2014	2	$36.21	2	8,264
April 1, 2014 to April 30, 2014	1	$34.95	1	8,263
Total	3	$36.04	3

(a)
On March 26, 2003, we announced that our Board of Directors had authorized the repurchase of up to 20 million shares of our common stock, par value $.01, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.

(b)
Our stock incentive plans permit participants to exercise non-qualified stock options using a “net exercise” method at the discretion of the Executive Compensation Committee of our Board of Directors. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended April 30, 2014, the net exercise method was employed to exercise stock options to acquire 9,816 of our common stock; we withheld 6,308 of the shares subject to stock options to cover $249,000 of option exercise price and income tax withholdings and we issued the remaining 3,508 shares to the recipients. The shares withheld in connection with the net exercise method are not included in the total number of shares purchased in the table above.

Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the restricted stock unit recipient. During the three months ended April 30, 2014, we withheld 94 of the shares subject to restricted stock unit to cover $3,000 of income tax withholdings and we issued the remaining 220 shares to the recipients. The shares withheld in connection with the net exercise method are not included in the total number of shares purchased in the table above.
Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended April 30, 2014.
We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so.

ITEM 6. EXHIBITS

4.1*
Third Supplemental Indenture dated as of April 30, 2014, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.

4.2*
Fifth Supplemental Indenture dated as of April 30, 2014, to Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.

4.3*
Second Supplemental Indenture dated as of April 30, 2014, to the Indenture dated as of September 11, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.

4.4*
Twenty-third Supplemental Indenture dated as of April 30, 2014, to the Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.

10.1
Credit Agreement by and among First Huntingdon Finance Corp., Toll Brothers, Inc., the lenders party thereto and Citibank, N.A., as Administrative Agent dated February 4, 2014, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on
February 5, 2014

10.2
Credit Agreement by and among First Huntingdon Finance Corp., Toll Brothers, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent dated February 3, 2014, is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on
February 5, 2014

10.3*	Toll Brothers, Inc. Supplemental Executive Retirement Plan, as amended and restated effective as of March 12, 2014.

31.1*	Certification of Douglas C. Yearley, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Martin P. Connor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Douglas C. Yearley, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Martin P. Connor pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC.
(Registrant)

Date:	June 6, 2014	By:	/s/ Martin P. Connor
Martin P. Connor
Senior Vice President and Chief Financial
Officer (Principal Financial Officer)

Date:	June 6, 2014	By:	/s/ Joseph R. Sicree
Joseph R. Sicree
Senior Vice President and Chief Accounting
Officer (Principal Accounting Officer)