Form 10-Q
period 2014-07-31
TOLL BROTHERS INC
filed 2014-09-05
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2014
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
At September 2, 2014, there were approximately 177,913,000 shares of Common Stock, $0.01 par value, outstanding.

(This page intentionally left blank)

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
From time to time, forward-looking statements also are included in other periodic reports on Forms 10-K, 10-Q and 8-K, in press releases, in presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Many factors mentioned in this report or in other reports or public statements made by us, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	July 31, 2014	October 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$374,649	$772,972
Marketable securities	12,006	52,508
Restricted cash	22,401	32,036
Inventory	6,593,804	4,650,412
Property, construction and office equipment, net	131,509	131,320
Receivables, prepaid expenses and other assets	252,516	229,295
Mortgage loans held for sale	98,535	113,517
Customer deposits held in escrow	55,820	46,888
Investments in and advances to unconsolidated entities	443,285	403,133
Investments in distressed loans	4,251	36,374
Investments in foreclosed real estate	79,319	72,972
Deferred tax assets, net of valuation allowances	263,821	286,032
	$8,331,916	$6,827,459
LIABILITIES AND EQUITY
Liabilities
Loans payable	$636,126	$107,222
Senior notes	2,654,666	2,321,442
Mortgage company warehouse loan	87,830	75,000
Customer deposits	254,187	212,669
Accounts payable	226,734	167,787
Accrued expenses	536,670	522,987
Income taxes payable	128,881	81,188
Total liabilities	4,525,094	3,488,295
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 177,892 and 169,353 shares issued at July 31, 2014 and October 31, 2013, respectively	1,779	1,694
Additional paid-in capital	700,337	441,677
Retained earnings	3,100,511	2,892,003
Treasury stock, at cost — 0 shares at July 31, 2014 and October 31, 2013	(2)	—
Accumulated other comprehensive loss	(2,050)	(2,387)
Total stockholders’ equity	3,800,575	3,332,987
Noncontrolling interest	6,247	6,177
Total equity	3,806,822	3,339,164
	$8,331,916	$6,827,459
See accompanying notes

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Nine months ended July 31,		Three months ended July 31,
	2014	2013	2014	2013
Revenues	$2,560,912	$1,629,765	$1,056,857	$689,160

Cost of revenues	2,019,262	1,311,039	817,232	545,089
Selling, general and administrative	312,171	246,467	109,981	88,870
	2,331,433	1,557,506	927,213	633,959
Income from operations	229,479	72,259	129,644	55,201
Other:
Income from unconsolidated entities	38,192	8,844	950	768
Other income - net	48,373	36,444	20,731	12,284
Income before income taxes	316,044	117,547	151,325	68,253
Income tax provision	107,536	41,846	53,618	21,658
Net income	$208,508	$75,701	$97,707	$46,595
Income per share:
Basic	$1.17	$0.45	$0.55	$0.28
Diluted	$1.13	$0.43	$0.53	$0.26
Weighted-average number of shares:
Basic	177,591	169,237	178,217	169,268
Diluted	185,944	177,966	186,501	178,001
See accompanying notes

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Nine months ended July 31,		Three months ended July 31,
	2014	2013	2014	2013
Net income	$208,508	$75,701	$97,707	$46,595

Other comprehensive income (loss), net of tax:
Change in pension liability	153	(55)	(3)	(37)
Change in fair value of available-for-sale securities	(14)	(107)	8	(70)
Change in unrealized income (loss) on derivative held by equity investee	198	351	(25)	338
Other comprehensive income (loss)	337	189	(20)	231
Total comprehensive income	$208,845	$75,890	$97,687	$46,826
See accompanying notes

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended July 31,
	2014	2013
Cash flow provided by (used in) operating activities:
Net income	$208,508	$75,701
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,690	19,137
Stock-based compensation	16,985	14,449
Excess tax benefits from stock-based compensation	(221)
Income from unconsolidated entities	(38,192)	(8,844)
Distributions of earnings from unconsolidated entities	41,580	12,194
Income from distressed loans and foreclosed real estate	(14,024)	(10,296)
Deferred tax provision	24,653	46,440
Deferred tax valuation allowances	(2,655)	(3,133)
Inventory impairments and write-offs	9,898	1,977
Change in fair value of mortgage loans receivable and derivative instruments	143	534
(Gain) loss on marketable securities	(6)	15
Changes in operating assets and liabilities
Increase in inventory	(352,826)	(751,418)
Origination of mortgage loans	(546,401)	(490,908)
Sale of mortgage loans	560,401	502,405
Decrease in restricted cash	9,635	13,860
Increase in receivables, prepaid expenses and other assets	(7,222)	(18,816)
Increase in customer deposits	27,157	69,217
Increase in accounts payable and accrued expenses	36,599	72,969
Increase (decrease) in income taxes payable	47,914	(2,018)
Net cash provided by (used in) operating activities	38,616	(456,535)
Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net	(9,500)	(24,184)
Purchase of marketable securities		(36,202)
Sale and redemption of marketable securities	40,243	348,595
Investments in and advances to unconsolidated entities	(93,039)	(49,210)
Return of investments in unconsolidated entities	50,677	50,453
Investments in distressed loans and foreclosed real estate	(1,127)	(26,155)
Return of investments in distressed loans and foreclosed real estate	40,675	15,396
Acquisition of a business, net of cash acquired	(1,489,116)
Net cash (used in) provided by investing activities	(1,461,187)	278,693
Cash flow provided by financing activities:
Proceeds from issuance of senior notes	600,000	400,383
Debt issuance costs for senior notes	(4,700)
Proceeds from loans payable	1,870,880	796,791
Debt issuance costs for loans payable	(3,005)
Principal payments of loans payable	(1,417,848)	(834,836)
Redemption of senior notes	(267,960)	(59,068)
Net proceeds from issuance of common stock	220,365
Proceeds from stock-based benefit plans	26,555	10,365
Excess tax benefits from stock-based compensation	221
Receipts related to noncontrolling interest	81	33
Purchase of treasury stock	(341)	(15,309)
Net cash provided by financing activities	1,024,248	298,359
Net (decrease) increase in cash and cash equivalents	(398,323)	120,517
Cash and cash equivalents, beginning of period	772,972	778,824
Cash and cash equivalents, end of period	$374,649	$899,341
See accompanying notes

TOLL BROTHERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Toll Brothers, Inc. (the “Company,” “we,” “us,” or “our”), a Delaware corporation, and those majority-owned subsidiaries it controls. All significant intercompany accounts and transactions have been eliminated. Investments in 50% or less owned partnerships and affiliates are accounted for using the equity method unless it is determined that we have effective control of the entity, in which case we would consolidate the entity.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2013 balance sheet amounts and disclosures included herein have been derived from our October 31, 2013 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, we suggest that they be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position as of July 31, 2014, the results of our operations for the nine-month and three-month periods ended July 31, 2014 and 2013, and our cash flows for the nine-month periods ended July 31, 2014 and 2013. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for us for our fiscal year ending October 31, 2017.  The adoption of ASU 2014-15 is not expected to have a material effect on our condensed consolidated financial statements or disclosures.
In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures” (“ASU 2014-11”), which requires repurchase-to-maturity transactions to be accounted for as secured borrowings. ASU 2014-11 also requires separate accounting for a transfer of financial assets executed contemporaneously with a repurchase agreement with the same counterparty and requires new disclosures for certain transfers of financial assets. ASU 2014-11 is effective prospectively for us beginning February 1, 2015. The adoption of ASU 2014-11 is not expected to have a material effect on our condensed consolidated financial statements or disclosures.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us beginning November 1, 2017, and, at that time, we may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. We are currently evaluating the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial statements and disclosures.
In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area, or a major equity investment, should be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the entity will be required to provide expanded disclosures. ASU

2014-08 is effective for us beginning November 1, 2015. The adoption of ASU 2014-08 is not expected to have a material effect on our condensed consolidated financial statements or disclosures.
In January 2014, the FASB issued ASU No. 2014-04, “Receivables - Troubled Debt Restructurings by Creditors” (“ASU 2014-04”), which clarifies when an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan has occurred. By doing so, this guidance helps determine when the creditor should derecognize the loan receivable and recognize the real estate property. ASU 2014-04 is effective prospectively for us beginning November 1, 2015. The adoption of ASU 2014-04 is not expected to have a material effect on our condensed consolidated financial statements or disclosures.
In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 is intended to end inconsistent practices regarding the presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from the disallowance of a tax position. ASU 2013-11 is effective for us beginning November 1, 2014. The adoption of ASU 2013-11 is not expected to have a material effect on our condensed consolidated financial statements or disclosures.
2. Acquisition
On February 4, 2014, we completed our acquisition of Shapell Industries, Inc. (“Shapell”) pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated November 6, 2013 with Shapell Investment Properties, Inc. (“SIPI”). Pursuant to the Purchase Agreement, we acquired, for cash, all of the equity interests in Shapell from SIPI for an aggregate purchase price of $1.60 billion (the “Acquisition”). We acquired the single-family residential real property development business of Shapell, including a portfolio of approximately 4,950 home sites in California, some of which we have sold and may continue to sell to other builders. This acquisition provides us with a premier California land portfolio including 11 active selling communities, as of the acquisition date, in affluent, high-growth markets: the San Francisco Bay area, metro Los Angeles, Orange County, and the Carlsbad market. As part of the acquisition, we assumed contracts to deliver 126 homes with an aggregate value of approximately $105.3 million.
We did not acquire apartment and commercial rental properties owned and operated by Shapell (the “Shapell Commercial Properties”) or Shapell’s mortgage lending activities relating to their home building operations. Accordingly, the Purchase Agreement provides that SIPI will indemnify us for any loss arising out of or resulting from, among other things, (i) any liability (other than environmental losses, subject to certain exceptions) related to the Shapell Commercial Properties, and (ii) any liability (other than environmental losses, subject to certain exceptions) to the extent related to Shapell Mortgage, Inc.
We financed the Acquisition with a combination of $370.0 million of borrowings under our $1.035 billion revolving credit facility, $485.0 million from a term loan facility, as well as with $815.7 million in net proceeds from debt and equity financings completed in November 2013. See Note 6, “Loans Payable, Senior Notes and Mortgage Company Loan Facility” and Note 12, “Stock Issuance and Stock Repurchase Program” for further details. At July 31, 2014, we had repaid the $370.0 million of borrowings under our unsecured revolving credit facility.
As a result of the Acquisition, Shapell became our wholly-owned subsidiary. Accordingly, the Shapell results are included in our condensed consolidated financial statements from the date of the Acquisition. For the period from February 5, 2014 to July 31, 2014, revenues and income before income taxes from the Shapell operations, excluding $5.2 million of acquisition-related costs, were $199.6 million and $14.0 million, respectively.

The Acquisition was accounted for in accordance with FASB Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”), and, therefore, the acquired assets and assumed liabilities were recorded by us at their estimated fair values. The following table summarizes the preliminary amounts for acquired assets and liabilities recorded at their fair values as of the acquisition date (amounts in thousands):

Assets acquired and liabilities assumed
Cash and cash equivalents	$106,233
Inventory	1,513,801
Property, construction and office equipment, net	404
Receivables, prepaid expenses and other assets	10,759
Total assets acquired	1,631,197

Customer deposits	(5,429)
Accounts payable and accrued liabilities	(30,419)
Total liabilities assumed	(35,848)
Total net assets acquired	$1,595,349
Cash and cash equivalents, customer deposits, and accounts payable were generally stated at historical carrying values given the short-term nature of these assets and liabilities. Receivables, prepaid expenses, and other assets and accrued expenses were adjusted to reflect fair values.
We determined the fair value of inventory on a community-by-community basis primarily using a combination of discounted cash flow models and market comparable land transactions, where available. These estimated cash flows are significantly impacted by estimates related to: (i) expected selling prices, (ii) expected settlement paces, (iii) expected land development and construction timelines, and anticipated land development costs and construction costs, and (iv) overhead costs expected to be incurred in the future. Such estimates must be made for each individual community and may vary significantly between communities. See Note 1 in our Annual Report on Form 10-K and Note 14, “Fair Value Disclosures,” in this Form 10-Q for additional discussion of the factors impacting the fair value of inventory.
We completed the majority of our business combination accounting as of July 31, 2014 and expect to substantially complete the remainder by October 31, 2014. We are in the process of finalizing the fair value estimates for all of the Shapell assets acquired and liabilities assumed and, therefore, the estimates used at July 31, 2014 are subject to change.
We recorded $6.0 million in acquisition-related costs for the nine month period ended July 31, 2014, which are included in the Condensed Consolidated Statements of Operations within “Selling, general and administrative.” Such costs were expensed as incurred in accordance with ASC 805. There were minimal acquisition-related costs included in the three month period ended July 31, 2014. There were no acquisition-related costs incurred in the nine and three month periods ended July 31, 2013.
Supplemental pro forma information
The following presents unaudited pro forma amounts as if the acquisition had been completed as of November 1, 2012 (amounts in thousands, except per share data):

	Nine months ended July 31,		Three months ended July 31,
	2014	2013	2014	2013
Revenues	$2,694,411	$1,936,833	$1,056,857	$791,496
Net income	250,164	91,069	109,895	51,585
Income per share – basic	1.41	0.52	0.62	0.29
Income per share – diluted	1.35	0.50	0.59	0.28
The unaudited pro forma operating results have been determined after adjusting the operating results of Shapell to reflect the purchase accounting and other acquisition adjustments including interest expense associated with the debt used to fund a portion of the acquisition. The unaudited pro forma results do not reflect any cost savings, operating synergies, or revenue enhancements that we may achieve as a result of the Acquisition, the costs to integrate Shapell’s operations, or the costs necessary to achieve these cost savings, operating synergies, and revenue enhancements. Accordingly, the unaudited pro forma amounts are for comparative purposes only and may not necessarily reflect the results of operations which would have resulted had the Acquisition been completed at the beginning of the applicable period or indicative of the results that will be attained in the future. Certain other adjustments, including those related to conforming accounting policies and interest capitalization, have not been reflected in the supplemental pro forma operating results due to the impracticability of estimating such impacts.

3. Inventory
Inventory at July 31, 2014 and October 31, 2013 consisted of the following (amounts in thousands):

	July 31, 2014	October 31, 2013
Land controlled for future communities	$117,753	$99,802
Land owned for future communities	2,322,532	1,287,630
Operating communities	4,153,519	3,262,980
	$6,593,804	$4,650,412
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
Communities that were previously offering homes for sale but are temporarily closed due to business conditions that do not have any remaining backlog and are not expected to reopen within twelve months of the end of the fiscal period being reported on have been classified as land owned for future communities. Backlog consists of homes under contract but not yet delivered to our home buyers (“backlog”).
Information regarding the classification, number and carrying value of these temporarily closed communities, as of the date indicated, is provided in the table below.

	July 31, 2014	October 31, 2013
Land owned for future communities:
Number of communities	19	25
Carrying value (in thousands)	$138,786	$153,498
Operating communities:
Number of communities	9	15
Carrying value (in thousands)	$54,929	$88,534

The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable, for the periods indicated, are shown in the table below (amounts in thousands).

	Nine months ended July 31,		Three months ended July 31,
	2014	2013	2014	2013
Land controlled for future communities	$2,198	$837	$1,192	$139
Operating communities	7,700	1,140	4,800	100
	$9,898	$1,977	$5,992	$239
See Note 14, “Fair Value Disclosures,” for information regarding the number of operating communities that we tested for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and the fair values of those communities, net of impairment charges.
See Note 16, “Commitments and Contingencies,” for information regarding land purchase commitments.
At July 31, 2014, we evaluated our land purchase contracts to determine if any of the selling entities were variable interest entities (“VIEs”) and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land and our risk is generally limited to deposits paid to the sellers, and the creditors of the sellers generally have no recourse against us. At July 31, 2014, we determined that 71 land purchase contracts, with an aggregate purchase price of $688.9 million, on which we had made aggregate deposits totaling $38.2 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2013, we determined that 87 land purchase contracts, with an aggregate purchase price of $1.12 billion, on which we had made aggregate deposits totaling $51.9 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts.
Interest incurred, capitalized and expensed, for the periods indicated, was as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2014	2013	2014	2013
Interest capitalized, beginning of period	$343,077	$330,581	$367,135	$347,549
Interest incurred	123,267	100,066	40,638	36,015
Interest expensed to cost of revenues	(91,766)	(71,905)	(37,181)	(28,915)
Write-off against other income	(1,876)	(2,045)	(836)	(824)
Interest capitalized on investments in unconsolidated entities	(7,098)	(4,510)	(2,341)	(1,638)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	1,811	—	—	—
Interest capitalized, end of period	$367,415	$352,187	$367,415	$352,187
Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction, and capitalized interest. The amounts included in the table directly above reflect the gross amount of capitalized interest without allocation of any impairment charges recognized. We estimate that, had inventory impairment charges been allocated on a pro-rata basis to the individual components of inventory, capitalized interest at July 31, 2014 and 2013 would have been reduced by approximately $35.8 million and $40.5 million, respectively.
4. Investments in and Advances to Unconsolidated Entities
We have investments in and advances to various unconsolidated entities. These entities include land development joint ventures, home building joint ventures, rental property joint ventures, Toll Brothers Realty Trust and Trust II, and a structured asset joint venture. At July 31, 2014, we had investments in and advances to these unconsolidated entities of $443.3 million and were committed to invest or advance up to an additional $83.0 million to these entities if they require additional funding. Our investments in these entities are accounted for using the equity method of accounting.
More specific information regarding our investments in, advances to, and future commitments to these entities is provided below.
Land Development Joint Ventures

We have investments in and advances to a number of joint ventures with unrelated parties to develop land (“Land Development Joint Ventures”). Some of these Land Development Joint Ventures develop land for the sole use of the venture participants, including us, and others develop land for sale to the joint venture participants and to unrelated builders. We recognize our share of earnings from the sale of home sites and other land by the Land Development Joint Ventures to other builders. With regard to home sites we purchase from the Land Development Joint Ventures, we adjust our cost basis in those home sites by our share of the earnings/losses of the joint venture on the home sites we purchase. At July 31, 2014, we had approximately $158.6 million invested in or advanced to the Land Development Joint Ventures and a funding commitment of $35.0 million to four of the Land Development Joint Ventures which would be funded if additional investment in the ventures is required. At July 31, 2014, three of these joint ventures had aggregate loan commitments of $145.0 million and outstanding borrowings against these commitments of $41.3 million.

At July 31, 2014, we had a purchase commitment to acquire 153 home sites from two of these Land Development Joint Ventures for an aggregate purchase price of $16.3 million. In addition, we expect to purchase approximately 3,750 additional lots from several Land Development Joint Ventures in which we have interests. The purchase price of the lots will be determined at a future date.

Set forth below is additional information regarding activity in certain Land Development Joint Ventures; such activity is included in the summary information provided above.

In the third quarter of fiscal 2014, we received approximately 515 home sites from a Land Development Joint Venture in consideration of our previous investment in the joint venture. We have a commitment to this joint venture to fund approximately $19.3 million which represents our share of the major infrastructure improvements related to this community. Contributions to this joint venture related to the improvements will be included in “Inventory” in our Condensed Consolidated Balance Sheets when made.

In the first quarter of fiscal 2014, we entered into a joint venture with an unrelated party to develop a parcel of land in Texas. The joint venture expects to develop a master planned community consisting of up to 6,500 home sites and retail and commercial property. We have a 50% interest in this joint venture. Prior to the formation of the joint venture, we had entered into a land purchase agreement to acquire the land for approximately $79.3 million. We contributed our rights under the purchase agreement to the joint venture and were reimbursed by our joint venture partner for 50% of the costs we incurred prior to the formation of the joint venture. At July 31, 2014, we had an investment of $40.8 million in this joint venture. In May 2014, the joint venture obtained outside financing of $40.0 million to help fund the future development of the property. At July 31, 2014, this joint venture had $1.8 million of borrowings under the loan facility.
In the fourth quarter of fiscal 2013, we entered into a joint venture with an unrelated party to develop a parcel of land in Maryland. The property consists of 945 acres which the joint venture expects to develop into approximately 1,300 home sites. We have a 50% interest in this joint venture. The current plan is to develop the property and sell approximately 50% of the home sites to each of the members of the joint venture. We made an initial investment of $11.8 million of cash to the joint venture. At July 31, 2014, we had an investment of $11.9 million in this joint venture.
In the second quarter of fiscal 2013, we entered into a joint venture with an unrelated party to develop a parcel of land in Texas as a master planned community consisting of approximately 2,900 lots. We have a 50% interest in this joint venture. The joint venture expects to develop the property in multiple phases and sell groups of lots to the members of the joint venture and to other home builders. At July 31, 2014, the joint venture owned approximately 2,850 home sites. We made an initial investment of $15.5 million of cash to the joint venture. The joint venture entered into a $25.0 million line of credit with a bank, secured by a deed of trust on the property which can be expanded up to $40.0 million under certain conditions. At July 31, 2014, the joint venture had $23.7 million of borrowings under this line of credit. At July 31, 2014, we had an investment of $26.8 million in this joint venture and were committed to make additional contributions to this joint venture of up to $2.2 million.
We have a 50% interest in a joint venture that owns and is developing a master planned community in Orange County, California, consisting of over 2,000 home sites. At July 31, 2014, the joint venture owned approximately 1,150 home sites. At July 31, 2014, we had an investment of $77.3 million in this joint venture and were committed to make additional contributions to this joint venture of up to $10.0 million, if needed. The joint venture has an $80.0 million credit facility from a bank to fund the development of the property. At July 31, 2014, the venture had $15.9 million borrowed under the facility.
Home Building Joint Ventures

At July 31, 2014, we had an aggregate of $186.1 million of investments in and advances to various joint ventures with unrelated parties to develop approximately 580 luxury for-sale homes. At July 31, 2014, we had $28.0 million of funding commitments to two of these joint ventures.
Rental Property Joint Ventures
At July 31, 2014, we had an aggregate of $77.0 million of investments in and advances to several joint ventures with unrelated parties to develop luxury for-rent residential apartments, commercial space, and a hotel (“Rental Property Joint Ventures”). At July 31, 2014, we had $20.0 million of funding commitments to these joint ventures. At July 31, 2014, five of these joint ventures had aggregate loan commitments of $319.8 million and outstanding borrowings against these commitments of $62.3 million. Set forth below is additional information regarding activity in certain Rental Property Joint Ventures; such activity is included in the summary information provided above.
In the first quarter of 2014, two of our Rental Property Joint Ventures entered into $126.0 million of construction loan agreements to finance construction of multi-family residential apartments in suburban Philadelphia and northern New Jersey. At July 31, 2014, these ventures had $25.8 million borrowings under the new facilities.
In the fourth quarter of fiscal 2013, we entered into a joint venture with an unrelated party to develop a 287-unit luxury for-rent residential apartment building in the Capitol Riverfront of Washington, D.C. on land that we owned and conveyed to the joint venture. We have a 50% interest in this joint venture. As part of our initial capital contribution, we contributed land and improvements with a fair value of $27.1 million to the joint venture and subsequently received a cash distribution of $12.5 million to align the capital accounts of each of the members of the joint venture. The joint venture entered into a $54.0 million construction loan agreement with a bank to finance the development of this project. At July 31, 2014, the joint venture had $18.1 million borrowed under the construction loan agreement. At July 31, 2014, we had an investment of $14.3 million in this joint venture.
In the second quarter of fiscal 2013, we entered into a joint venture with an unrelated party to develop a luxury, 38-story for-rent residential apartment building and retail space in Jersey City, New Jersey on land that we owned and conveyed to the joint venture. We have a 50% interest in this joint venture. As part of our initial capital contribution, we contributed land and improvements with a fair value of $28.8 million to the joint venture and subsequently received distributions of $10.2 million and a $1.2 million payment by the joint venture on our behalf to align the capital accounts of each of the members of the joint venture. The joint venture entered into a $120.0 million construction loan agreement with a bank to finance the development of this project. At July 31, 2014, the joint venture had $12.7 million borrowed under the construction loan agreement. At July 31, 2014, we had an investment of $29.5 million in this joint venture.
Subsequent Event
In the fourth quarter of fiscal 2014, we entered into a joint venture with an unrelated party to develop a 418-unit for-rent student housing project in College Park, Maryland on land that we were under contract to purchase. We have a 25% interest in this joint venture. We made an initial investment of $11.9 million to the joint venture, which included $3.5 million of land deposits previously funded by us, and our partner made an initial capital contribution of $35.7 million. In addition, we expect to be reimbursed for certain costs incurred prior to the closing of the joint venture. The joint venture obtained construction loan financing of $104.5 million to fund a portion of the cost of the development of the property. We and an affiliate of our partner provided certain guarantees under the construction loan agreement. Each partner has an obligation to fund 50% of any payments made as a result of performing under these guarantees.
Toll Brothers Realty Trust and Trust II
In fiscal 2005, we, together with the Pennsylvania State Employees Retirement System (“PASERS”), formed Toll Brothers Realty Trust II (“Trust II”) to invest in commercial real estate opportunities. Trust II is owned 50% by us and 50% by an affiliate of PASERS. In December 2013, Trust II sold substantially all of its assets to an unrelated party. As a result of this sale, we realized income of approximately $23.5 million in the first quarter of fiscal 2014 representing our share of the gain on the sale. In the three-month period ended April 30, 2014, we recognized an additional gain of $0.6 million from the sale of a property by Trust II. The gain on sale of assets is included in “Income from unconsolidated entities” on our Condensed Consolidated Statement of Operations. In December 2013, we received a $20.0 million cash distribution from Trust II. At July 31, 2014, we had an investment of $1.2 million in Trust II. In addition, in the first quarter of fiscal 2014, we recognized $2.9 million in previously deferred gains on our initial sales of the properties to Trust II. This gain is included in “Other income - net” in our Condensed Consolidated Statements of Operations in this Form 10-Q.
In 1998, prior to the formation of Trust II, we formed Toll Brothers Realty Trust (“Trust”) to invest in commercial real estate opportunities. The Trust is effectively owned one-third by us; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Douglas C. Yearley, Jr. and former members of our senior management; and one-third by an affiliate of PASERS. As of July 31, 2014, we had a negative investment in the Trust of $0.9 million resulting primarily from a loss recognized by the Trust in the fourth quarter of fiscal 2013. We provide development, finance and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $1.7 million and $1.7 million in the nine-month periods ended July 31, 2014 and 2013, respectively, and $0.6 million and $0.6 million in the three-month periods ended July 31, 2014 and 2013, respectively. In the second quarter of fiscal 2014, the Trust refinanced the mortgage on one of its properties and distributed $36.0 million of the net proceeds from the refinancing to its partners. We received $12.0 million as our share of the proceeds and recognized this distribution as income in the second quarter of fiscal 2014. This income is included in “Income from unconsolidated entities” in our Condensed Consolidated Statements of Operations.
Structured Asset Joint Venture
Through our wholly-owned subsidiary, Gibraltar Capital and Asset Management LLC (“Gibraltar”), we are a 20% participant with two unrelated parties that purchased a 40% interest in an entity that owns and controls a portfolio of loans and real estate (“Structured Asset Joint Venture”). At July 31, 2014, we had an investment of $21.3 million in this Structured Asset Joint Venture.
Guarantees
The unconsolidated entities in which we have investments generally finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities which may include any, or all, of the following: (i) project completion including any cost overruns, in whole or in part; (ii) repayment guarantees, generally covering a percentage of the outstanding loan; (iii) indemnification of the lender as to environmental matters affecting the unconsolidated entity; (iv) a hazardous material indemnity that holds the lender harmless against any obligations for which the lender may incur liability resulting from the threat or presence of any hazardous or toxic substances at or near the property covered by a loan; and (v) indemnification of the lender from “bad boy acts” of the unconsolidated entity.

In some instances, the guarantees provided in connection with loans to an unconsolidated entity are joint and several. In these situations, we generally have a reimbursement agreement with our partner that provides that neither party is responsible for more than its proportionate share or agreed-upon share of the guarantee; however, if a joint venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, we may be liable for more than our proportionate share.
We believe that, as of July 31, 2014, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At July 31, 2014, the unconsolidated entities that have guarantees related to debt had loan commitments aggregating $464.8 million and had borrowed an aggregate of $103.6 million. The term of these guarantees generally range from 16 months to 41 months. We estimate that the maximum potential exposure under these guarantees, if the full amount of the loan commitments were borrowed, would be $464.8 million before any reimbursement from our partners. Based on the amounts borrowed at July 31, 2014, our maximum potential exposure under these guarantees is estimated to be approximately $103.6 million before any reimbursement from our partners.
In addition, we have guaranteed approximately $11.2 million of ground lease payments and insurance deductibles for three joint ventures.
As of July 31, 2014, the estimated aggregate fair value of the guarantees was approximately $2.2 million. We have not made payments under any of the guarantees, nor have we been called upon to do so.
Variable Interest Entities
At July 31, 2014, we determined that three of our joint ventures were VIEs under the guidance within ASC 810, “Consolidation.” We have, however, concluded that we were not the primary beneficiary of the VIEs because the power to direct the activities of these VIEs that most significantly impact their performance was shared by us and the VIEs’ other members. Business plans, budgets and other major decisions are required to be unanimously approved by all members. Management and other fees earned by us are nominal and believed to be at market rates, and there is no significant economic disproportionality between us and other members. The information presented below regarding the investments, commitments, and guarantees in unconsolidated entities deemed to be VIEs is also included in the information provided above.
At July 31, 2014 and October 31, 2013, our investment in our unconsolidated joint ventures deemed to be VIEs, which are included in “Investments in and advances to unconsolidated entities” in the accompanying Condensed Consolidated Balance Sheets, totaled $37.9 million and $22.9 million, respectively. At July 31, 2014, the maximum exposure of loss to our investment in unconsolidated joint ventures that are VIEs is limited to our investment in the unconsolidated VIEs, except with regard to $39.7 million of additional commitments to the VIEs and $9.2 million of guarantees under ground lease agreements. At October 31, 2013, the maximum exposure of loss to our investment in unconsolidated joint ventures that are VIEs is limited to our investment in the unconsolidated VIEs, except with regard to $41.7 million of additional commitments to fund the joint ventures and a $9.6 million guaranty of ground lease payments.

Joint Venture Condensed Financial Information
The condensed balance sheets, as of the dates indicated, and the condensed statements of operations and comprehensive income for the periods indicated, for the unconsolidated entities in which we have an investment, aggregated by type of business, are included below (in thousands). The column titled “Rental Property Joint Ventures” includes the Rental Property Joint Ventures and Toll Brothers Realty Trust and Trust II described above.
Condensed Balance Sheets:

	July 31, 2014
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Cash and cash equivalents	$34,775	$26,492	$36,578	$15,657	$113,502
Inventory	257,370	439,174	388		696,932
Non-performing loan portfolio				64,236	64,236
Rental properties			139,395		139,395
Rental properties under development			211,196		211,196
Real estate owned (“REO”)				194,272	194,272
Other assets (1)	25,755	73,053	14,936	155,933	269,677
Total assets	$317,900	$538,719	$402,493	$430,098	$1,689,210
Debt (1)	$47,231	$9,435	$283,038	$155,900	$495,604
Other liabilities	24,301	43,849	28,340	236	96,726
Members’ equity	246,368	485,435	91,115	109,585	932,503
Noncontrolling interest				164,377	164,377
Total liabilities and equity	$317,900	$538,719	$402,493	$430,098	$1,689,210
Company’s net investment in unconsolidated entities (2)	$158,622	$186,105	$77,281	$21,277	$443,285

	October 31, 2013
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Cash and cash equivalents	$30,826	$31,164	$35,014	$40,097	$137,101
Inventory	350,150	338,814	4,998		693,962
Non-performing loan portfolio				107,411	107,411
Rental properties			164,325		164,325
Rental properties under development			133,081		133,081
Real estate owned (“REO”)				202,259	202,259
Other assets (1)	12,700	70,180	18,526	155,921	257,327
Total assets	$393,676	$440,158	$355,944	$505,688	$1,695,466
Debt (1)	$135,200	$11,977	$235,226	$155,900	$538,303
Other liabilities	21,015	19,636	9,461	379	50,491
Members’ equity	237,461	408,545	111,257	139,764	897,027
Noncontrolling interest				209,645	209,645
Total liabilities and equity	$393,676	$440,158	$355,944	$505,688	$1,695,466
Company’s net investment in unconsolidated entities (2)	$142,448	$166,271	$68,711	$25,703	$403,133

(1)
Included in other assets of the Structured Asset Joint Venture at July 31, 2014 and October 31, 2013 is $155.9 million of restricted cash held in a defeasance account which will be used to repay debt of the Structured Asset Joint Venture.

(2)
Differences between our net investment in unconsolidated entities and our underlying equity in the net assets of the entities is primarily a result of the acquisition price of an investment in a land development joint venture in fiscal 2012 which was in excess of our pro-rata share of the underlying equity; impairments related to our investment in unconsolidated entities; a loan made to one of the entities by us; interest capitalized on our investment; and distributions from entities in excess of the carrying amount of our net investment.

Condensed Statements of Operations and Comprehensive Income:

	For the nine months ended July 31, 2014
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$129,792	$39,585	$24,961	$6,990	$201,328
Cost of revenues	68,820	36,264	10,802	10,607	126,493
Other expenses	580	3,727	25,777	1,239	31,323
Total expenses	69,400	39,991	36,579	11,846	157,816
Gain on disposition of loans and REO				14,534	14,534
Income (loss) from operations	60,392	(406)	(11,618)	9,678	58,046
Other income	60	91	44,735	2,286	47,172
Net income (loss)	60,452	(315)	33,117	11,964	105,218
Less: income attributable to noncontrolling interest				(7,178)	(7,178)
Net income (loss) attributable to controlling interest	60,452	(315)	33,117	4,786	98,040
Other comprehensive income			647		647
Total comprehensive income (loss)	$60,452	$(315)	$33,764	$4,786	$98,687
Company’s equity in earnings of unconsolidated entities (3)	$456	$266	$36,678	$792	$38,192

	For the three months ended July 31, 2014
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$17,842	$16,357	$7,955	$3,201	$45,355
Cost of revenues	6,650	14,438	3,411	4,125	28,624
Other expenses	115	1,680	4,219	365	6,379
Total expenses	6,765	16,118	7,630	4,490	35,003
Gain on disposition of loans and REO				8,076	8,076
Income from operations	11,077	239	325	6,787	18,428
Other income (loss)	54	(110)	1,535	753	2,232
Net income	11,131	129	1,860	7,540	20,660
Less: income attributable to noncontrolling interest				(4,524)	(4,524)
Net income attributable to controlling interest	11,131	129	1,860	3,016	16,136
Other comprehensive loss			(82)		(82)
Total comprehensive income	$11,131	$129	$1,778	$3,016	$16,054
Company’s equity in earnings (losses) of unconsolidated entities (3)	$353	$(60)	$55	$602	$950

	For the nine months ended July 31, 2013
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$36,813	$31,574	$29,241	$27,114	$124,742
Cost of revenues	17,992	28,017	12,677	25,632	84,318
Other expenses	936	1,866	15,673	2,812	21,287
Total expenses	18,928	29,883	28,350	28,444	105,605
Gain on disposition of loans and REO				47,583	47,583
Income from operations	17,885	1,691	891	46,253	66,720
Other income	8	554	17	235	814
Net income	17,893	2,245	908	46,488	67,534
Less: income attributable to noncontrolling interest				(27,893)	(27,893)
Net income attributable to controlling interest	17,893	2,245	908	18,595	39,641
Other comprehensive income			1,162		1,162
Total comprehensive income	$17,893	$2,245	$2,070	$18,595	$40,803
Company’s equity in earnings of unconsolidated entities (3)	$2,853	$1,466	$917	$3,608	$8,844

	For the three months ended July 31, 2013
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$1,791	$8,817	$8,937	$5,400	$24,945
Cost of revenues	186	8,043	3,667	6,139	18,035
Other expenses	179	712	5,108	494	6,493
Total expenses	365	8,755	8,775	6,633	24,528
Gain on disposition of loans and REO				7,878	7,878
Income from operations	1,426	62	162	6,645	8,295
Other income	3	119	9	80	211
Net income	1,429	181	171	6,725	8,506
Less: income attributable to noncontrolling interest				(4,035)	(4,035)
Net income attributable to controlling interest	1,429	181	171	2,690	4,471
Other comprehensive income			1,064		1,064
Total comprehensive income	$1,429	$181	$1,235	$2,690	$5,535
Company’s equity in earnings (losses) of unconsolidated entities (3)	$57	$387	$(213)	$537	$768

(3)
Differences between our equity in earnings (losses) of unconsolidated entities and the underlying net income of the entities is primarily a result of prior impairments related to our investment in unconsolidated entities, a basis difference of an acquired joint venture interest, distributions from entities in excess of the carrying amount of our net investment, and our share of the entities’ profits related to home sites purchased by us which reduces our cost basis of the home sites acquired.

5. Investments in Distressed Loans and Foreclosed Real Estate
Investments in Distressed Loans
Investments in distressed loans consisted of the following as of the dates indicated (amounts in thousands):

	July 31, 2014	October 31, 2013
Unpaid principal balance	$13,437	$63,381
Discount on acquired loans	(9,186)	(27,007)
Carrying value	$4,251	$36,374
Our investments in distressed loans include performing loans and non-performing loans and also include investments in loan participations classified as secured borrowings under ASC 860, “Transfers and Servicing.”
For acquired distressed loans where it is probable that we will collect less than the contractual amounts due under the terms of the loan based, at least in part, on the assessment of the credit quality of the borrowers, the loans are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). Under ASC 310-30, provided we do not presently have the intention to utilize real estate secured by the loans for use in our operations or to significantly improve the collateral for resale, the amount by which the future cash flows expected to be collected at the acquisition date exceeds the estimated fair value of the loan, or accretable yield, is recognized in other income - net over the estimated remaining life of the loan using a level yield methodology. The difference between the contractually required payments of the loan as of the acquisition date and the total cash flows expected to be collected, or nonaccretable difference, is not recognized.
The accretable yield activity for investments in distressed loans accounted for under ASC 310-30 for the nine-month and three-month periods ended July 31, 2014 and 2013 was as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2014	2013	2014	2013
Balance, beginning of period	$6,606	$17,196	$2,832	$11,229
Additions	554	706		541
Deletions	(6,204)	(6,027)	(2,832)	(2,418)
Accretions	(956)	(3,510)		(987)
Balance, end of period	$—	$8,365	$—	$8,365
Additions primarily represent the reclassification to accretable yield from nonaccretable yield and the impact of impairments. Deletions primarily represent loan dispositions, which include foreclosure of the underlying collateral and resulting removal of the loans from the accretable yield portfolios, and reclassifications from accretable yield to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income are based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As we continue to gather additional information regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in the nine-month and three-month periods ended July 31, 2014 and 2013 is not necessarily indicative of future results.
We also acquire distressed loans where we have determined that (1) it is possible to collect all contractual amounts due under the terms of the loan, (2) we expect to utilize the real estate secured by the loans in our operations, or (3) forecasted cash flows cannot be reasonably estimated. For non-performing loans acquired meeting any of these conditions, in accordance with ASC 310-10, “Receivable,” (“ASC 310-10”), the loans are classified as nonaccrual and interest income is not recognized. When a loan is classified as nonaccrual, any subsequent cash receipt is accounted for using the cost recovery method. For performing loans, payments are applied to principal and interest in accordance with the terms of the loan when received. As of July 31, 2014 and October 31, 2013, we had investments in non-performing loans, accounted for in accordance with ASC 310-10, of $4.3 million and $21.4 million, respectively. At October 31, 2013, we had investments in performing loans of $0.8 million. We had no investments in performing loans as of July 31, 2014.

Foreclosed Real Estate Owned (REO)
The table below provides, for the periods indicated, the activity in REO (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2014	2013	2014	2013
Balance, beginning of period	$72,972	$58,353	$76,652	$71,458
Additions	21,203	20,172	13,167	5,855
Sales	(13,558)	(4,713)	(9,366)	(3,801)
Impairments	(1,046)	(505)	(1,044)	(490)
Depreciation	(252)	(395)	(90)	(110)
Balance, end of period	$79,319	$72,912	$79,319	$72,912
As of July 31, 2014, approximately $2.2 million and $77.1 million of REO was classified as held-for-sale and held-and-used, respectively. As of July 31, 2013, approximately $9.7 million and $63.2 million of REO was classified as held-for-sale and held-and-used, respectively. For the nine-month periods ended July 31, 2014 and 2013, we recorded gains of $4.5 million and $3.1 million, respectively, from acquisitions of REO through foreclosure. For the three-month periods ended July 31, 2014 and 2013, we recorded gains of $3.0 million and $1.6 million, respectively, from the acquisition of REO through foreclosure.
General
Our earnings from Gibraltar’s operations, excluding our investment in the Structured Asset Joint Venture, are included in “Other income - net” in the Condensed Consolidated Statements of Operations. In the nine-month periods ended July 31, 2014 and 2013, we recognized $10.2 million and $5.2 million of earnings (excluding earnings from our investment in the Structured Asset Joint Venture), respectively, from Gibraltar’s operations. In the three-month periods ended July 31, 2014 and 2013, we recognized $4.5 million and $4.1 million of earnings (excluding earnings from our investment in the Structured Asset Joint Venture), respectively, from Gibraltar’s operations.
6. Loans Payable, Senior Notes and Mortgage Company Loan Facility
Loans Payable
At July 31, 2014 and October 31, 2013, loans payable consisted of the following (amounts in thousands):

	July 31, 2014	October 31, 2013
Senior unsecured term loan	$485,000
Loans payable - other	151,126	$107,222
	$636,126	$107,222
Credit Facility
On August 1, 2013, we entered into a $1.035 billion (“Aggregate Credit Commitment”) unsecured, 5-year credit facility (“Credit Facility”) with 15 banks which extends to August 1, 2018. Up to 75% of the Aggregate Credit Commitment is available for letters of credit. The Credit Facility has an accordion feature under which we may, subject to certain conditions set forth in the agreement, increase the Credit Facility up to a maximum aggregate amount of $2.0 billion. We may select interest rates for the Credit Facility equal to (i) the London Interbank Offering Rate (“LIBOR”) plus an applicable margin or (ii) the lenders’ base rate plus an applicable margin, which in each case is based on our credit rating and leverage ratio. At July 31, 2014, the interest rate on outstanding borrowings under the Credit Facility would have been 2.1% per annum. We are obligated to pay an undrawn commitment fee which is based on the average daily unused amount of the Aggregate Credit Commitment and our credit ratings and leverage ratio. Any proceeds from borrowings under the Credit Facility may be used for general corporate purposes. We and substantially all of our 100% owned home building subsidiaries are guarantors under the Credit Facility.
At July 31, 2014, we had no outstanding borrowings under the Credit Facility and had outstanding letters of credit of approximately $94.7 million. As part of the Shapell acquisition, we borrowed $370.0 million under the Credit Facility on February 3, 2014, all of which was repaid as of July 31, 2014.
Under the terms of the Credit Facility, we are not permitted to allow our maximum leverage ratio (as defined in the Credit Facility) to exceed 1.75 to 1.00 and are required to maintain a tangible net worth (as defined in the Credit Facility) of no less than approximately $2.50 billion. Under the terms of the Credit Facility, at July 31, 2014, our leverage ratio was approximately 0.77 and our tangible net worth was approximately $3.75 billion. Based upon the minimum tangible net worth requirement at July 31, 2014, our ability to repurchase our common stock was limited to approximately $1.76 billion.
Senior Unsecured Term Loan
On February 3, 2014, we entered into a 5-year senior, $485.0 million, unsecured term loan facility (the “Term Loan Facility”) with ten banks. The full amount of the Term Loan Facility was borrowed by us on February 3, 2014. We may select interest rates for the Term Loan Facility equal to (i) LIBOR plus an applicable margin, (ii) the base rate (which is defined as the greatest of (a) SunTrust Bank’s prime rate, (b) the federal funds effective rate plus 0.5% and (c) one-month LIBOR plus 1%) plus an applicable margin or (iii) the federal funds / Euro rate (which is defined as the greater of (a) the sum of the federal funds effective rate plus an applicable margin plus 0.25% and (b) one-month LIBOR), with the applicable margin, in each case, based on our leverage ratio. At July 31, 2014, the interest rate on the Term Loan Facility was 1.81% per annum.
We and substantially all of our 100% owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as our Credit Facility. The Term Loan Facility will mature and amounts owing under it will become due and payable on February 3, 2019.
364-Day Senior Unsecured Revolving Credit Facility
On February 4, 2014, we entered into a 364-day senior unsecured revolving credit facility (the “364-Day Facility”) with five banks. The 364-Day Facility provides for an unsecured revolving credit facility to be made available to us, from time to time after February 4, 2014 and prior to February 3, 2015, in the amount of $500.0 million. We intend for this facility to remain undrawn and its purpose is to provide us with additional liquidity should unforeseen circumstances arise. We may select interest rates for the 364-Day Facility equal to (i) LIBOR plus an applicable margin, (ii) the base rate (which is defined as the greatest of (a) Citibank’s prime rate, (b) the federal funds effective rate plus 0.5% and (c) one-month LIBOR plus 1%) plus an applicable margin or (iii) the federal funds / Euro rate (which is defined as the greater of (a) the sum of the federal funds effective rate plus an applicable margin plus 0.25% and (b) one-month LIBOR), with the applicable margin, in each case, based on our leverage ratio. We are obligated to pay an undrawn commitment fee.
We and substantially all of our 100% owned home building subsidiaries, are guarantors under the 364-Day Facility. The 364-Day Facility contains substantially the same financial covenants as our Credit Facility. The 364-Day Facility will terminate and amounts owed under the 364-Day Facility will become due and payable on February 3, 2015.
At July 31, 2014, we had no outstanding borrowings under the 364-Day Facility.
Loans Payable - Other
Our loans payable - other represent purchase money mortgages on properties we acquired that the seller had financed and various revenue bonds that were issued by government entities on behalf of us to finance community infrastructure and our manufacturing facilities. At July 31, 2014, the weighted-average interest rate on loans payable - other was 4.34% per annum.
Senior Notes
At July 31, 2014, we, through Toll Brothers Finance Corp, had eight issues of Senior Notes outstanding with an aggregate principal amount of $2.66 billion.
In March 2014, we repaid the $268.0 million of outstanding 4.95% Senior Notes due March 15, 2014.
In November 2013, we issued $350.0 million principal amount of 4.0% Senior Notes due 2018 (the “4.0% Senior Notes”) and $250.0 million principal amount of 5.625% Senior Notes due 2024 (the “5.625% Senior Notes”). We received $596.2 million of net proceeds from the issuance of the 4.0% Senior Notes and the 5.625% Senior Notes.
In September 2013, we repaid the $104.8 million of outstanding 5.95% Senior Notes due September 15, 2013.
In April 2013, we issued $300.0 million principal amount of 4.375% Senior Notes due 2023 (the “4.375% Senior Notes”) at par. We received $298.1 million of net proceeds from this issuance of 4.375% Senior Notes.
In May 2013, we issued an additional $100.0 million principal amount of 4.375% Senior Notes at a price equal to 103% of par value. We received $102.3 million of net proceeds from this additional issuance of 4.375% Senior Notes.
In November 2012, we repaid the $59.1 million of outstanding 6.875% Senior Notes due November 15, 2012.

Mortgage Company Loan Facility
In July 2014, TBI Mortgage Company (“TBI Mortgage”), our wholly-owned mortgage subsidiary, amended its Master Repurchase Agreement (the “Repurchase Agreement”) with Comerica Bank. The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by TBI Mortgage and it is accounted for as a secured borrowing under ASC 860. The Repurchase Agreement, as amended, provides for loan purchases of up to $50 million, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $100 million for a short period of time. The Repurchase Agreement, as amended, expires on July 21, 2015 and bears interest at LIBOR plus 2.00% per annum, with a minimum rate of 2.00%. At July 31, 2014, the interest rate on the Repurchase Agreement was 2.16% per annum. At July 31, 2014, we had $87.8 million of outstanding borrowings under the Repurchase Agreement.
7. Accrued Expenses
Accrued expenses at July 31, 2014 and October 31, 2013 consisted of the following (amounts in thousands):

	July 31, 2014	October 31, 2013
Land, land development and construction	$130,304	$152,674
Compensation and employee benefits	109,753	111,561
Insurance and litigation	98,503	89,104
Warranty	54,227	43,819
Interest	38,406	25,675
Commitments to unconsolidated entities	2,564	3,804
Other	102,913	96,350
	$536,670	$522,987
We accrue for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Warranty costs are accrued based upon historical experience. The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2014	2013	2014	2013
Balance, beginning of period	$43,819	$41,706	$52,579	$41,109
Additions - homes closed during the year	12,272	9,053	4,970	3,831
Addition - Shapell liabilities acquired	11,044		1,800
Increase (decrease) in accruals for homes closed in prior years	2,003	(342)	581	136
Charges incurred	(14,911)	(8,350)	(5,703)	(3,009)
Balance, end of period	$54,227	$42,067	$54,227	$42,067

8. Income Taxes
The table below provides, for the periods indicated, reconciliations of our effective tax rate from the federal statutory tax rate (amounts in thousands):

	Nine months ended July 31,
	2014		2013
	$	%*	$	%*
Federal tax provision at statutory rate	110,615	35.0	41,141	35.0
State tax provision, net of federal benefit	14,755	4.7	4,890	4.2
Domestic production activities deduction	(7,059)	(2.2)
Other permanent differences	(4,165)	(1.3)
Reversal of accrual for uncertain tax positions	(9,292)	(2.9)	(3,885)	(3.3)
Accrued interest on anticipated tax assessments	1,484	0.5	2,837	2.4
Increase in unrecognized tax benefits	5,406	1.7
Valuation allowance – reversed	(2,655)	(0.8)	(3,133)	(2.7)
Other	(1,553)	(0.5)	(4)	—
Income tax provision	107,536	34.0	41,846	35.6

	Three months ended July 31,
	2014		2013
	$	%*	$	%*
Federal tax provision at statutory rate	52,964	35.0	23,888	35.0
State tax provision, net of federal benefit	6,904	4.6	2,839	4.2
Domestic production activities deduction	(2,809)	(1.9)
Other permanent differences	(1,827)	(1.2)
Reversal of accrual for uncertain tax positions	(180)	(0.1)	(3,885)	(5.7)
Accrued interest on anticipated tax assessments	358	0.2	854	1.3
Valuation allowance – reversed	(1,429)	(0.9)	(1,856)	(2.7)
Other	(363)	(0.2)	(182)	(0.3)
Income tax provision	53,618	35.4	21,658	31.7
* Due to rounding, amounts may not add.
We currently operate in 20 states and are subject to various state tax jurisdictions. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimate our rate for the full fiscal year for state income taxes at 7.2% and 6.5% for fiscal 2014 and 2013, respectively.
For state tax purposes, due to past and projected losses in certain jurisdictions where we do not have carryback potential and/or cannot sufficiently forecast future taxable income, we have recognized net cumulative valuation allowances against our state deferred tax assets of $53.1 million and $55.7 million as of July 31, 2014 and October 31, 2013, respectively.

9. Stock-Based Benefit Plans
We grant stock options, restricted stock, and various types of restricted stock units to our employees and our non-employee directors. Additionally, we have an employee stock purchase plan that allows employees to purchase our stock at a discount.
Beginning in fiscal 2012, we changed the mix of stock-based compensation to our employees (other than certain senior executives) by reducing the number of stock options we grant and, in their place, issued non-performance based restricted stock units (“RSUs”) as a form of compensation. We also replaced our stock price-based restricted stock unit (“Stock Price-Based RSUs”) awards for certain senior executives with a performance-based restricted stock (“Performance-Based RSUs”) award program.
Information regarding the amount of total stock-based compensation expense and tax benefit recognized by us, for the periods indicated, is as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2014	2013	2014	2013
Total stock-based compensation expense recognized	$16,985	$14,449	$4,691	$4,422
Income tax benefit recognized	$6,388	$5,283	$1,769	$1,617
At July 31, 2014 and October 31, 2013, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $28.6 million and $19.9 million, respectively.
Information about our more significant stock-based compensation programs is outlined below.
Stock Options
The fair value of each option award is estimated on the date of grant using a lattice-based option valuation model that uses assumptions noted in the following table. The lattice-based option valuation model incorporates ranges of assumptions for inputs, which are disclosed in the table below. Expected volatilities were based on implied volatilities from traded options on our stock, historical volatility of our stock, and other factors. The expected lives of options granted were derived from the historical exercise patterns and anticipated future patterns and represent the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behaviors. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The weighted-average assumptions and the fair value used for stock option grants in fiscal 2014 and 2013 were as follows:

	2014	2013
Expected volatility	36.44% - 44.71%	44.04% - 48.13%
Weighted-average volatility	42.71%	46.70%
Risk-free interest rate	1.45% - 2.71%	0.64% - 1.56%
Expected life (years)	4.55 - 9.02	4.48 - 8.88
Dividends	none	none
Weighted-average grant date fair value per share of options granted	$14.26	$13.05
Stock compensation expense, related to stock options, for the periods indicated, was as follows (amounts in thousands):

	2014	2013
Nine months ended July 31,	$7,335	$6,276
Three months ended July 31,	$1,675	$1,442
Performance-Based Restricted Stock Units
The Executive Compensation Committee of our Board of Directors (“Executive Compensation Committee”) approved awards of Performance-Based RSUs relating to shares of our common stock to certain members of our senior management. The Performance-Based RSUs are based on the attainment of certain performance metrics of our Company in the fiscal year of grant if the performance targets are met. The number of shares underlying the Performance-Based RSUs that will be issued to the recipients may range from 90% to 110% of the base award depending on our actual performance as compared to the target performance goals. The Performance-Based RSUs vest over a four-year period provided the recipients continue to be employed by us or serve on our board of directors (as applicable) as specified in the award document.

The value of the Performance-Based RSUs was determined to be equal to the estimated number of shares of our common stock to be issued multiplied by the closing price of our common stock on the New York Stock Exchange (“NYSE”) on the later of the date the performance goals were approved by the Executive Compensation Committee, or on the date the Performance-Based RSUs were granted (“Valuation Date”). We evaluate the performance goals quarterly and estimate the number of shares underlying the Performance-Based RSUs that are probable of being issued. Information regarding the issuance, valuation assumptions and amortization of the Performance-Based RSUs issued in the nine-month periods ended July 31, 2014 and 2013 is provided below.

	2014	2013
Number of shares underlying Performance-Based RSUs to be issued	287,817	302,511
Closing price of our common stock on Valuation Date	$35.16	$37.78
Aggregate fair value of Performance-Based RSUs issued (in thousands)	$10,120	$11,429
Performance-Based RSU expense recognized in the nine months ended July 31, (in thousands)	$6,886	$4,662
Performance-Based RSU expense recognized in the three months ended July 31, (in thousands)	$2,433	$2,074
Note: The fiscal 2014 number of shares underlying Performance-Based RSUs to be issued and their aggregate fair value is estimated.
Information regarding the aggregate number of outstanding Performance-Based RSUs and the aggregate unamortized value of the outstanding Performance-Based RSUs, as of the date indicated, is provided below.

	July 31, 2014	October 31, 2013
Aggregate outstanding Performance-Based RSUs	960,505	672,687
Cumulative unamortized value of Performance-Based RSUs (in thousands)	$11,353	$8,120
Stock Price-Based Restricted Stock Units
Information regarding the amortization of our Stock Price-Based RSUs, for the periods indicated, is provided below (amounts in thousands):

	2014	2013
Nine months ended July 31,	$231	$1,395
Three months ended July 31,	$—	$416
Information regarding the aggregate number of outstanding Stock Price-Based RSUs and aggregate unamortized value of the outstanding Stock Price-Based RSUs, as of the date indicated, is provided below:

	July 31, 2014	October 31, 2013
Aggregate outstanding Stock Price-Based RSUs	—	306,000
Cumulative unamortized value of Stock Price-Based RSUs (in thousands)	$—	$231

In December 2013 and 2012, we distributed 306,000 and 200,000 shares, respectively, of stock pursuant to a Stock Price-Based RSU award.

Non-Performance Based Restricted Stock Units
We issued RSUs to various officers, employees and non-employee directors. The value of the RSUs was determined to be equal to the number of shares of our common stock to be issued pursuant to the RSUs, multiplied by the closing price of our common stock on the NYSE on the date the RSUs were awarded. Information regarding these RSUs issued in the nine months ended July 31, 2014 and 2013 is as follows:

	2014	2013
Number of RSUs issued	99,336	94,080
Closing price of our common stock on date of issuance	$35.16	$32.22
Aggregate fair value of RSUs issued (in thousands)	$3,493	$3,031

Information regarding the amortization of the RSUs, for the periods indicated, is as follows (amounts in thousands):

	2014	2013
Nine months ended July 31,	$2,459	$2,048
Three months ended July 31,	$557	$464

Information regarding the aggregate number of outstanding RSUs and aggregate unamortized value of the outstanding RSUs, as of the date indicated, is as follows:

	July 31, 2014	October 31, 2013
Aggregate outstanding RSUs	305,186	225,252
Cumulative unamortized value of RSUs (in thousands)	$2,620	$1,706

10. Employee Retirement Plans
We have two unfunded supplemental retirement plans (“SRPs”). The table below provides, for the periods indicated, costs recognized and payments made related to our SRPs (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2014	2013	2014	2013
Service cost	$358	$354	$123	$118
Interest cost	955	782	319	261
Amortization of prior service cost	486	633	164	211
Amortization of unrecognized losses	9	108	3	36
Total costs	$1,808	$1,877	$609	$626
Benefits paid	$677	$677	$233	$233

11. Accumulated Other Comprehensive (Loss) Income
The tables below provide, for the periods indicated, the components of accumulated other comprehensive (loss) income (amounts in thousands):

	Nine months ended July 31, 2014
	Employee Retirement Plans	Available-for-Sale Securities	Derivative Instruments	Total
Balance, beginning of period	$(2,112)	$(5)	$(270)	$(2,387)
Other comprehensive (loss) income before reclassifications	(247)	(15)	324	62
Gross amounts reclassified from accumulated other comprehensive income (loss)	495	(6)		489
Income tax (expense) benefit	(95)	7	(126)	(214)
Other comprehensive income (loss), net of tax	153	(14)	198	337
Balance, end of period	$(1,959)	$(19)	$(72)	$(2,050)

	Nine months ended July 31, 2013
	Employee Retirement Plans	Available-for-Sale Securities	Derivative Instruments	Total
Balance, beginning of period	$(4,446)	$180	$(553)	$(4,819)
Other comprehensive (loss) income before reclassifications	(826)	(191)	556	(461)
Gross amounts reclassified from accumulated other comprehensive income	741	15		756
Income tax benefit (expense)	30	69	(205)	(106)
Other comprehensive (loss) income, net of tax	(55)	(107)	351	189
Balance, end of period	$(4,501)	$73	$(202)	$(4,630)

	Three months ended July 31, 2014
	Employee Retirement Plans	Available-for-Sale Securities	Derivative Instruments	Total
Balance, beginning of period	$(1,956)	$(27)	$(47)	$(2,030)
Other comprehensive (loss) income before reclassifications	(170)	14	(41)	(197)
Gross amounts reclassified from accumulated other comprehensive income	167			167
Income tax (expense) benefit		(6)	16	10
Other comprehensive (loss) income, net of tax	(3)	8	(25)	(20)
Balance, end of period	$(1,959)	$(19)	$(72)	$(2,050)

	Three months ended July 31, 2013
	Employee Retirement Plans	Available-for-Sale Securities	Derivative Instruments	Total
Balance, beginning of period	$(4,464)	$143	$(540)	$(4,861)
Other comprehensive (loss) income before reclassifications	(307)	(262)	532	(37)
Gross amounts reclassified from accumulated other comprehensive income	247	152		399
Income tax benefit (expense)	23	40	(194)	(131)
Other comprehensive (loss) income, net of tax	(37)	(70)	338	231
Balance, end of period	$(4,501)	$73	$(202)	$(4,630)
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
12. Stock Issuance and Stock Repurchase Program

Stock Issuance

In November 2013, in anticipation of the Shapell acquisition, we issued 7.2 million shares of our common stock, par value $0.01 per share, at a price to the public of $32.00 per share. We received $220.4 million of net proceeds from the issuance.
Stock Repurchase Program
In March 2003, our Board of Directors authorized the repurchase of up to 20 million shares of our common stock, par value $0.01, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans.

The table below provides, for the periods indicated, information about our share repurchase program:

	Nine months ended July 31,		Three months ended July 31,
	2014	2013	2014	2013
Number of shares purchased (in thousands)	10	495	5	490
Average price per share	$35.03	$30.90	$35.42	$30.87
Remaining authorization at July 31 (in thousands)	8,258	8,270	8,258	8,270
13. Income per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of income per share, common stock equivalents, weighted-average number of anti-dilutive options, and shares issued (amounts in thousands except per share amounts):

	Nine months ended July 31,		Three months ended July 31,
	2014	2013	2014	2013
Numerator:
Net income as reported	$208,508	$75,701	$97,707	$46,595
Plus: Interest and costs attributable to 0.5% Exchangeable Senior Notes, net of income tax benefit	1,185	1,208	396	404
Numerator for diluted earnings per share	$209,693	$76,909	$98,103	$46,999

Denominator:
Basic weighted-average shares	177,591	169,237	178,217	169,268
Common stock equivalents (a)	2,495	2,871	2,426	2,875
Shares attributable to 0.5% Exchangeable Senior Notes	5,858	5,858	5,858	5,858
Diluted weighted-average shares	185,944	177,966	186,501	178,001

Other information:
Weighted-average number of anti-dilutive options and restricted stock units (b)	1,560	1,159	1,830	1,198
Shares issued under stock incentive and employee stock purchase plans	1,362	728	138	94

(a)
Common stock equivalents represent the dilutive effect of outstanding in-the-money stock options using the treasury stock method, Stock Price-Based RSUs whose Target Price criteria have been met but are unpaid, and shares expected to be issued under Performance-Based Restricted Stock Units and Non-Performance-Based Restricted Stock Units.

(b)	Based upon the average closing price of our common stock on the NYSE for the period.
14. Fair Value Disclosures
Fair Value Disclosures
We use ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), to measure the fair value of certain assets and liabilities. ASC 820 provides a framework for measuring fair value in accordance with GAAP, establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, and requires certain disclosures about fair value measurements.
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

Financial Instruments
The table below provides, as of the date indicated, a summary of assets (liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	July 31, 2014	October 31, 2013
Corporate Securities	Level 2	$12,006	$52,508
Residential Mortgage Loans Held for Sale	Level 2	$98,535	$113,517
Forward Loan Commitments—Residential Mortgage Loans Held for Sale	Level 2	$343	$(496)
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(919)	$(181)
Forward Loan Commitments—IRLCs	Level 2	$919	$181
At July 31, 2014 and October 31, 2013, the carrying value of cash and cash equivalents and restricted cash approximated fair value.
Mortgage Loans Held for Sale
The table below provides, as of the date indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Excess
At July 31, 2014	$97,896	$98,535	$639
At October 31, 2013	$111,896	$113,517	$1,621
At the end of the reporting period, we determine the fair value of our mortgage loans held for sale and the forward loan commitments we have entered into as a hedge against the interest rate risk of our mortgage loans using the market approach to determine fair value. The evaluation is based on the current market pricing of mortgage loans with similar terms and values as of the reporting date and by applying such pricing to the mortgage loan portfolio. We recognize the difference between the fair value and the unpaid principal balance of mortgage loans held for sale as a gain or loss. In addition, we recognize the fair value of our forward loan commitments as a gain or loss. These gains and losses are included in “Other income - net.” Interest income on mortgage loans held for sale is calculated based upon the stated interest rate of each loan and is included in “Other income - net.”
IRLCs represent individual borrower agreements that commit us to lend at a specified price for a specified period as long as there is no violation of any condition established in the commitment contract. These commitments have varying degrees of interest rate risk. We utilize best-efforts forward loan commitments (“Forward Commitments”) to hedge the interest rate risk of the IRLCs and residential mortgage loans held for sale. Forward Commitments represent contracts with third-party investors for the future delivery of loans whereby we agree to make delivery at a specified future date at a specified price. The IRLCs and Forward Commitments are considered derivative financial instruments under ASC 815, “Derivatives and Hedging,” which requires derivative financial instruments to be recorded at fair value. We estimate the fair value of such commitments based on the estimated fair value of the underlying mortgage loan and, in the case of IRLCs, the probability that the mortgage loan will fund within the terms of the IRLC. The fair values of IRLCs and forward loan commitments are included in either “Receivables, prepaid expenses and other assets” or “Accrued expenses” as appropriate. To manage the risk of non-performance of investors regarding the Forward Commitments, we assess the credit worthiness of the investors on a periodic basis.
Marketable Securities
The table below provides, as of the date indicated, the amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of marketable securities (amounts in thousands):

	July 31, 2014	October 31, 2013
Amortized cost	$12,036	$52,502
Gross unrealized holding gains		71
Gross unrealized holding losses	(30)	(65)
Fair value	$12,006	$52,508

The estimated fair values of corporate securities are based on quoted prices provided by brokers. The remaining contractual maturities of marketable securities as of July 31, 2014 ranged from 4 months to 16 months.
Inventory
We recognize inventory impairment charges based on the difference in the carrying value of the inventory and our fair value at the time of the evaluation. The fair value of the aforementioned inventory was determined using Level 3 criteria. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. See Note 1, “Significant Accounting Policies, Inventory” in the audited financial statements contained in our Annual Report on Form 10-K for the year ended October 31, 2013 for additional information regarding our methodology on determining fair value. As further discussed in Note 1 in our Annual Report on Form 10-K, determining the fair value of a community’s inventory involves a number of variables, many of which are interrelated. If we used a different input for any of the various unobservable inputs used in our impairment analysis, the results of the analysis may have been different, absent any other changes. The table below summarizes, for the periods indicated, the ranges of certain quantitative unobservable inputs utilized in determining the fair value of impaired communities:

	Selling price per unit (in thousands)	Sales pace per year (in units)	Discount rate
Three months ended July 31, 2014	$698 - $1,233	10 - 22	15.9%
Three months ended April 30, 2014	$634 - $760	4 - 7	12.0% - 15.3%
Three months ended January 31, 2014	$388 - $405	21 - 23	16.6%
Three months ended October 31, 2013	$315 - $362	2 - 7	15.0%
Three months ended July 31, 2013	$475 - $500	2	15.0%
Three months ended April 30, 2013	—	—	—%
Three months ended January 31, 2013	$303 - $307	15	15.3%
The table below provides, for the periods indicated, the fair value of operating communities whose carrying value was adjusted and the amount of impairment charges recognized ($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges
Fiscal 2014:
January 31	67	1	$7,131	$1,300
April 30	65	2	$6,211	1,600
July 31	63	1	$14,122	4,800
				$7,700
Fiscal 2013:
January 31	60	2	$5,377	$700
April 30	79	1	$749	340
July 31	76	1	$191	100
October 31	63	2	$6,798	2,200
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

	July 31, 2014	October 31, 2013
Carrying amount	$4,251	$36,374
Estimated fair value	$4,251	$45,355

Gibraltar’s REO was recorded at estimated fair value at the time it was acquired through foreclosure or deed in lieu actions using Level 3 inputs. The valuation techniques used to estimate fair value are third-party appraisals, broker opinions of value, or internal valuation methodologies (which may include discounted cash flows, capitalization rate analysis, or comparable transactional analysis). Unobservable inputs used in estimating the fair value of REO assets are based upon the best information available under the circumstances and take into consideration the financial condition and operating results of the asset, local market conditions, the availability of capital, interest and inflation rates, and other factors deemed appropriate by management.
Debt
The table below provides, as of the date indicated, the book value and estimated fair value of our debt (amounts in thousands):

		July 31, 2014		October 31, 2013
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (a)	Level 2	$636,126	$634,535	$107,222	$106,988
Senior notes (b)	Level 1	2,657,376	2,831,215	2,325,336	2,458,737
Mortgage company warehouse loan (c)	Level 2	87,830	87,830	75,000	75,000
		$3,381,332	$3,553,580	$2,507,558	$2,640,725

(a)	The estimated fair value of loans payable was based upon interest rates that we believed were available to us for loans with similar terms and remaining maturities as of the applicable valuation date.

(b)	The estimated fair value of our senior notes is based upon their indicated market prices.

(c)	We believe that the carrying value of our mortgage company warehouse loan borrowings approximates their fair value.
15. Other Income - Net
The table below provides, for the periods indicated, the components of other income - net (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2014	2013	2014	2013
Interest income	$2,111	$3,713	$222	$1,036
Income from ancillary businesses	6,153	4,452	2,203	1,020
Gibraltar	10,219	5,184	4,505	4,072
Management fee income	4,294	1,796	1,840	665
Retained customer deposits	2,597	1,879	1,287	756
Land sales, net	21,042	2,968	9,855	2,713
Income recognized from settlement of litigation		13,229
Directly expensed interest	(656)
Other	2,613	3,223	819	2,022
Total other income - net	$48,373	$36,444	$20,731	$12,284
In the nine month period ended July 31, 2014, land sales, net includes $2.9 million of previously deferred gains on our initial sales of the properties to Trust II as further described in Note 4 - “Investments in and Advances to Unconsolidated Entities.”
In fiscal 2013, we recognized income from the settlement of litigation as the result of three derivative lawsuits brought on our behalf against certain of our officers and directors. The gross settlement of $16.2 million was reduced by the payment of attorney’s fees of $3.0 million. Our insurance carriers paid approximately $9.8 million and certain officers and former officers paid the remainder.
Income from ancillary businesses includes the activity of our non-core businesses which include our mortgage, title, landscaping, security monitoring, and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our non-core ancillary businesses (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2014	2013	2014	2013
Revenue	$70,736	$64,092	$26,988	$24,666
Expense	$64,583	$59,640	$24,785	$23,646

The table below provides, for the periods indicated, revenues and expenses recognized from land sales (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2014	2013	2014	2013
Revenue	$174,576	$20,805	$76,424	$9,776
Expense	$153,534	$17,837	$66,569	$7,063
16. Commitments and Contingencies
Legal Proceedings
We are involved in various claims and litigation arising principally in the ordinary course of business. We believe that adequate provision for resolution of all current claims and pending litigation has been made for probable losses, and the disposition of these matters will not have a material adverse effect on our results of operations and liquidity or on our financial condition.
Investments in and Advances to Unconsolidated Entities
At July 31, 2014, we had investments in and advances to a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 4, “Investments in and Advances to Unconsolidated Entities,” for more information regarding our commitments to these entities.
Land Purchase Commitments
Generally, our purchase agreements to acquire land parcels do not require us to purchase those land parcels, although we, in some cases, forfeit any deposit balance outstanding if and when we terminate a purchase agreement. If market conditions are weak, approvals needed to develop the land are uncertain, or other factors exist that make the purchase undesirable, we may choose not to acquire the land. Whether an option and purchase agreement is legally terminated or not, we review the amount recorded for the land parcel subject to the option and purchase agreement to determine if the amount is recoverable. While we may not formally terminate the option and purchase agreements for those land parcels that we do not expect to acquire, we write off any non-refundable deposits and costs previously capitalized to such land parcels in the periods that we determine such costs are not recoverable.
Information regarding our land purchase commitments, excluding the Shapell acquisition, as of the date indicated, is provided in the table below (amounts in thousands):

	July 31, 2014	October 31, 2013
Aggregate purchase commitments:
Unrelated parties	$972,497	$1,301,987
Unconsolidated entities that the Company has investments in	16,336	61,738
Total	$988,833	$1,363,725
Deposits against aggregate purchase commitments	$87,640	$76,986
Additional cash required to acquire land	901,193	1,286,739
Total	$988,833	$1,363,725
Amount of additional cash required to acquire land in accrued expenses	$504	$1,439
In addition, we expect to purchase approximately 3,750 additional home sites from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
During the three-month period ended July 31, 2014, we received approximately 515 home sites from one of our Land Development Joint Ventures in consideration of our previous investment in the joint venture. We have a commitment to this joint venture to funded approximately $19.3 million representing our share of the land improvements related to these home sites.
At July 31, 2014, we had purchase commitments to acquire land for apartment developments of approximately $64.3 million, of which we had outstanding deposits in the amount of $4.3 million.
We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.

Surety Bonds and Letters of Credit
At July 31, 2014, we had outstanding surety bonds amounting to $585.3 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that $385.2 million of work remains on these improvements. We have an additional $76.4 million of surety bonds outstanding that guarantee other obligations. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At July 31, 2014, we had outstanding letters of credit of $97.7 million, including $94.7 million under our Credit Facility and $3.0 million collateralized by restricted cash. These letters of credit were issued to secure our various financial obligations including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
Acquisition of Shapell Industries, Inc.
On February 4, 2014, we completed our previously announced acquisition of Shapell. The Purchase Agreement provides that SIPI will indemnify us for any loss arising out of or resulting from, among other things, (i) any liability (other than environmental losses, subject to certain exceptions) related to the Shapell Commercial Properties, and (ii) any liability (other than environmental losses, subject to certain exceptions) to the extent related to Shapell Mortgage, Inc. See Note 2, “Acquisition” for more information regarding this acquisition.
Backlog
At July 31, 2014, we had agreements of sale outstanding to deliver 4,204 homes with an aggregate sales value of $3.10 billion.
Mortgage Commitments
Our mortgage subsidiary provides mortgage financing for a portion of our home closings. For those home buyers to whom our mortgage subsidiary provides mortgages, we determine whether the home buyer qualifies for the mortgage based upon information provided by the home buyer and other sources. For those home buyers that qualify, our mortgage subsidiary provides the home buyer with a mortgage commitment that specifies the terms and conditions of a proposed mortgage loan based upon then-current market conditions. Prior to the actual closing of the home and funding of the mortgage, the home buyer will lock in an interest rate based upon the terms of the commitment. At the time of rate lock, our mortgage subsidiary agrees to sell the proposed mortgage loan to one of several outside recognized mortgage financing institutions (“investors”) that is willing to honor the terms and conditions, including interest rate, committed to the home buyer. We believe that these investors have adequate financial resources to honor their commitments to our mortgage subsidiary.
Information regarding our mortgage commitments, as of the date indicated, is provided in the table below (amounts in thousands):

	July 31, 2014	October 31, 2013
Aggregate mortgage loan commitments:
IRLCs	$262,365	$247,995
Non-IRLCs	642,274	645,288
Total	$904,639	$893,283
Investor commitments to purchase:
IRLCs	$262,365	$247,995
Mortgage loans receivable	90,316	107,873
Total	$352,681	$355,868

17. Information on Operating Segments
At October 31, 2013, we determined that we operate in two reportable segments: Traditional Home Building and Urban Infill (“City Living”). Amounts reported in the prior period have been reclassified to conform to the current period.
We have determined that our Traditional Home Building operations operate in four geographic segments: North, Mid-Atlantic, South and West. The states comprising each geographic segment are as follows:
North:    Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, and New York
Mid-Atlantic:    Delaware, Maryland, Pennsylvania, and Virginia
South:    Florida, North Carolina, South Carolina, and Texas
West:    Arizona, California, Colorado, Nevada, and Washington
Revenue and income (loss) before income taxes for each of our reportable and geographic segments, for the periods indicated, were as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2014	2013	2014	2013
Revenues:
Traditional Home Building:
North	$428,415	$288,024	$163,530	$113,457
Mid-Atlantic	552,362	425,929	202,791	155,819
South	576,589	411,917	239,902	189,175
West	889,476	385,730	381,640	144,514
Traditional Home Building	2,446,842	1,511,600	987,863	602,965
City Living	114,070	118,165	68,994	86,195
Total	$2,560,912	$1,629,765	$1,056,857	$689,160

Income (loss) before income taxes:
Traditional Home Building:
North	$34,892	$11,235	$17,740	$3,320
Mid-Atlantic	72,427	50,051	26,518	18,061
South	77,642	38,978	36,690	21,965
West	153,371	42,880	73,859	21,825
Traditional Home Building	338,332	143,144	154,807	65,171
City Living	35,351	37,241	26,387	28,905
Corporate and other	(57,639)	(62,838)	(29,869)	(25,823)
Total	$316,044	$117,547	$151,325	$68,253
“Corporate and other” is comprised principally of general corporate expenses such as the offices of our Executive Officers and the corporate finance, accounting, audit, tax, human resources, risk management, marketing, and legal groups; interest income and income from certain of our ancillary businesses, including Gibraltar; and income from a number of our unconsolidated entities.

Total assets for each of our reportable and geographic segments, as of the date indicated, are shown in the table below (amounts in thousands).

	July 31, 2014	October 31, 2013
Traditional Home Building:
North	$1,051,162	$963,597
Mid-Atlantic	1,278,640	1,231,438
South	1,187,030	953,955
West	2,783,956	1,290,388
Traditional Home Building	6,300,788	4,439,378
City Living	810,422	674,302
Corporate and other	1,220,706	1,713,779
Total	$8,331,916	$6,827,459
“Corporate and other” is comprised principally of cash and cash equivalents, marketable securities, restricted cash, deferred tax assets and the assets of our Gibraltar investments, manufacturing facilities, and our mortgage subsidiary.
We provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable and recoveries of prior charges for the periods indicated, as shown in the table below; the net carrying value of inventory and investments in and advances to unconsolidated entities for each of our reportable and geographic segments, as of the dates indicated, are also shown in the table below (amounts in thousands):

	Net Carrying Value		Impairments
	At July 31,	At October 31,	Nine months ended July 31,		Three months ended July 31,
	2014	2013	2014	2013	2014	2013
Inventory:
Land controlled for future communities:
Traditional Home Building:
North	$12,949	$16,267	$298	$832	$51	$33
Mid-Atlantic	31,308	29,423	1,065	33	739	16
South	12,895	14,606	704	362	365	1
West	7,608	13,371	131	(390)	37	89
Traditional Home Building	64,760	73,667	2,198	837	1,192	139
City Living	52,993	26,135
	117,753	99,802	2,198	837	1,192	139

Land owned for future communities:
Traditional Home Building:
North	166,560	135,282
Mid-Atlantic	227,605	308,585
South	304,124	158,457
West	1,347,521	448,125
Traditional Home Building	2,045,810	1,050,449	—	—	—	—
City Living	276,722	237,181
	2,322,532	1,287,630	—	—	—	—

Operating communities:
Traditional Home Building:
North	841,973	785,175	2,900	940		100
Mid-Atlantic	977,246	866,256	4,800		4,800
South	736,266	690,302
West	1,323,941	697,573		200
Traditional Home Building	3,879,426	3,039,306	7,700	1,140	4,800	100
City Living	274,093	223,674
	4,153,519	3,262,980	7,700	1,140	4,800	100
Total	$6,593,804	$4,650,412	$9,898	$1,977	$5,992	$239

Investments in and advances to unconsolidated entities:
Traditional Home Building:
Mid-Atlantic	$11,850	$11,850
South	98,496	50,452
West	79,142	110,467		$(1,621)
Traditional Home Building	189,488	172,769	—	(1,621)	—	—
City Living	155,239	135,950
Corporate and other	98,558	94,414
Total	$443,285	$403,133	$—	$(1,621)	$—	$—

18. Supplemental Disclosure to Condensed Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2014 and 2013 (amounts in thousands):

	2014	2013
Cash flow information:
Interest capitalized, net of amount paid	$183	$4,248
Income tax payments	$37,622	$1,715
Income tax refunds		$1,156
Non-cash activity:
Cost of inventory acquired through seller financing or municipal bonds, net	$88,646	$37,230
Financed portion of land sale		$7,200
Reduction in inventory for Company's share of earnings in land purchased from unconsolidated entities	$3,987	$1,327
Transfer of investment in REO to inventory		$764
Reclassification of deferred income from inventory to accrued liabilities		$4,545
Defined benefit plan amendment	$247	$826
Increase in accrued expenses related to Stock Price-Based RSUs paid	$5,035	$2,942
Reduction of investments in unconsolidated entities due to increase/reduction in letters of credit or accrued liabilities		$74
Transfer of inventory to investment in unconsolidated entities	$700	$27,631
Transfers of investment in unconsolidated entity to inventory	$2,704	$—
Unrealized gain on derivative held by equity investee	$324	$555
Increase in investments in unconsolidated entities for change in the fair value of debt guarantees	$658	$1,460
Miscellaneous decreases to investments in unconsolidated entities	$(1,787)	$(234)
Acquisition of a Business:
Fair value of assets purchased, excluding cash acquired	$1,524,964
Liabilities assumed	$35,848
Cash paid, net of cash acquired	$1,489,116

19. Supplemental Guarantor Information
Our 100% owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following Senior Notes (amounts in thousands):

Original amount issued and amount outstanding at
July 31, 2014
5.15% Senior Notes due 2015	$300,000
8.91% Senior Notes due 2017	$400,000
6.75% Senior Notes due 2019	$250,000
5.875% Senior Notes due 2022	$419,876
4.375% Senior Notes due 2023	$400,000
0.50% Exchangeable Senior Notes due 2032	$287,500
4.0% Senior Notes due 2018	$350,000
5.625% Senior Notes due 2024	$250,000
The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest are guaranteed jointly and severally on a senior basis by us and substantially all of our 100% owned home building subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional. Our non-home building subsidiaries and several of our home building subsidiaries (together, the “Non-Guarantor Subsidiaries”) do not guarantee the debt. The Subsidiary Issuer generates no operating revenues and does not have any independent operations other than the financing of our other subsidiaries by lending the proceeds from the above described debt issuances. The indentures under which the Senior Notes were issued provide that any of our subsidiaries that provide a guarantee of the Credit Facility will guarantee the Senior Notes. The indentures further provide that any Guarantor Subsidiary may be released from its guarantee so long as (i) no default or event of default exists or would result from release of such guarantee; (ii) the Guarantor Subsidiary being released has consolidated net worth of less than 5% of the Company’s consolidated net worth as of the end of the Company’s most recent fiscal quarter; (iii) the Guarantor Subsidiaries released from their guarantees in any fiscal year comprise in the aggregate less than 10% (or 15% if and to the extent necessary to permit the cure of a default) of the Company’s consolidated net worth as of the end of the Company’s most recent fiscal quarter; (iv) such release would not have a material adverse effect on the home building business of the Company and its subsidiaries; and (v) the Guarantor Subsidiary is released from its guaranty under the Credit Facility. If there are no guarantors under the Credit Facility, all Guarantor Subsidiaries under the indentures will be released from their guarantees.
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

Condensed Consolidating Balance Sheet at July 31, 2014:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	254,510	120,139	—	374,649
Marketable securities			1,987	10,019		12,006
Restricted cash	15,207		5,742	1,452		22,401
Inventory			6,488,310	105,494		6,593,804
Property, construction and office equipment, net			116,643	14,866		131,509
Receivables, prepaid expenses and other assets	6	17,701	132,020	121,759	(18,970)	252,516
Mortgage loans held for sale				98,535		98,535
Customer deposits held in escrow			55,820			55,820
Investments in and advances to unconsolidated entities			151,612	291,673		443,285
Investments in distressed loans				4,251		4,251
Investments in foreclosed real estate				79,319		79,319
Investments in and advances to consolidated entities	3,650,513	2,679,922	4,740		(6,335,175)	—
Deferred tax assets, net of valuation allowances	263,821					263,821
	3,929,547	2,697,623	7,211,384	847,507	(6,354,145)	8,331,916
LIABILITIES AND EQUITY
Liabilities:
Loans payable			636,126			636,126
Senior notes		2,622,968			31,698	2,654,666
Mortgage company warehouse loan				87,830		87,830
Customer deposits			254,187			254,187
Accounts payable			226,668	66		226,734
Accrued expenses		36,634	367,334	152,089	(19,387)	536,670
Advances from consolidated entities			2,205,157	579,636	(2,784,793)	—
Income taxes payable	128,881					128,881
Total liabilities	128,881	2,659,602	3,689,472	819,621	(2,772,482)	4,525,094
Equity:
Stockholders’ equity:
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	700,337	49,400		1,734	(51,134)	700,337
Retained earnings (deficits)	3,100,511	(11,379)	3,521,946	16,908	(3,527,475)	3,100,511
Treasury stock, at cost	(2)					(2)
Accumulated other comprehensive loss	(1,959)		(82)	(9)		(2,050)
Total stockholders’ equity	3,800,666	38,021	3,521,912	21,639	(3,581,663)	3,800,575
Noncontrolling interest				6,247		6,247
Total equity	3,800,666	38,021	3,521,912	27,886	(3,581,663)	3,806,822
	3,929,547	2,697,623	7,211,384	847,507	(6,354,145)	8,331,916

Condensed Consolidating Balance Sheet at October 31, 2013:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	670,102	102,870	—	772,972
Marketable securities			42,491	10,017		52,508
Restricted cash	15,182		16,007	847		32,036
Inventory			4,625,252	25,160		4,650,412
Property, construction and office equipment, net			116,809	14,511		131,320
Receivables, prepaid expenses and other assets	33	15,675	101,321	131,701	(19,435)	229,295
Mortgage loans held for sale				113,517		113,517
Customer deposits held in escrow			46,888			46,888
Investments in and advances to unconsolidated entities			175,159	227,974		403,133
Investments in distressed loans				36,374		36,374
Investments in foreclosed real estate				72,972		72,972
Investments in and advances to consolidated entities	3,113,203	2,334,503	4,740		(5,452,446)	—
Deferred tax assets, net of valuation allowances	286,032					286,032
	3,414,450	2,350,178	5,798,769	735,943	(5,471,881)	6,827,459
LIABILITIES AND EQUITY
Liabilities:
Loans payable			107,222			107,222
Senior notes		2,282,719			38,723	2,321,442
Mortgage company warehouse loan				75,000		75,000
Customer deposits			212,669			212,669
Accounts payable			167,733	54		167,787
Accrued expenses		25,045	355,590	161,402	(19,050)	522,987
Advances from consolidated entities			1,627,130	467,929	(2,095,059)	—
Income taxes payable	81,188					81,188
Total liabilities	81,188	2,307,764	2,470,344	704,385	(2,075,386)	3,488,295
Equity:
Stockholders’ equity:
Common stock	1,694		48	3,006	(3,054)	1,694
Additional paid-in capital	441,677	49,400		1,734	(51,134)	441,677
Retained earnings (deficits)	2,892,003	(6,986)	3,328,629	20,664	(3,342,307)	2,892,003
Treasury stock, at cost						—
Accumulated other comprehensive loss	(2,112)		(252)	(23)		(2,387)
Total stockholders’ equity	3,333,262	42,414	3,328,425	25,381	(3,396,495)	3,332,987
Noncontrolling interest				6,177		6,177
Total equity	3,333,262	42,414	3,328,425	31,558	(3,396,495)	3,339,164
	3,414,450	2,350,178	5,798,769	735,943	(5,471,881)	6,827,459

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the nine months ended July 31, 2014:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			2,587,940	53,075	(80,103)	2,560,912
Cost of revenues			2,029,097	6,809	(16,644)	2,019,262
Selling, general and administrative	98	2,762	330,591	40,898	(62,178)	312,171
	98	2,762	2,359,688	47,707	(78,822)	2,331,433
Income (loss) from operations	(98)	(2,762)	228,252	5,368	(1,281)	229,479
Other:
Income (loss) from unconsolidated entities			38,271	(79)		38,192
Other income - net	7,033		31,632	13,427	(3,719)	48,373
Intercompany interest income		111,984			(111,984)	—
Interest expense		(116,246)		(738)	116,984	—
Income from subsidiaries	309,109		10,954		(320,063)	—
Income (loss) before income taxes	316,044	(7,024)	309,109	17,978	(320,063)	316,044
Income tax provision (benefit)	107,536	(2,631)	115,792	6,734	(119,895)	107,536
Net income (loss)	208,508	(4,393)	193,317	11,244	(200,168)	208,508
Other comprehensive income	153		170	14		337
Total comprehensive income (loss)	208,661	(4,393)	193,487	11,258	(200,168)	208,845

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the nine months ended July 31, 2013:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,658,184	48,186	(76,605)	1,629,765
Cost of revenues			1,322,437	7,083	(18,481)	1,311,039
Selling, general and administrative	151	2,203	267,627	34,244	(57,758)	246,467
	151	2,203	1,590,064	41,327	(76,239)	1,557,506
Income (loss) from operations	(151)	(2,203)	68,120	6,859	(366)	72,259
Other:
Income from unconsolidated entities			5,766	3,078		8,844
Other income - net	7,059		26,807	7,460	(4,882)	36,444
Intercompany interest income		94,055			(94,055)	—
Interest expense		(98,891)		(412)	99,303	—
Income from subsidiaries	110,639		9,946		(120,585)	—
Income (loss) before income taxes	117,547	(7,039)	110,639	16,985	(120,585)	117,547
Income tax provision (benefit)	41,846	(2,757)	43,326	6,651	(47,220)	41,846
Net income (loss)	75,701	(4,282)	67,313	10,334	(73,365)	75,701
Other comprehensive income (loss)	(55)		256	(12)		189
Total comprehensive income (loss)	75,646	(4,282)	67,569	10,322	(73,365)	75,890

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended July 31, 2014:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,067,863	19,808	(30,814)	1,056,857
Cost of revenues			822,804	2,750	(8,322)	817,232
Selling, general and administrative	29	897	116,944	14,462	(22,351)	109,981
	29	897	939,748	17,212	(30,673)	927,213
Income (loss) from operations	(29)	(897)	128,115	2,596	(141)	129,644
Other:
Income from unconsolidated entities			693	257		950
Other income - net	2,373		13,817	6,219	(1,678)	20,731
Intercompany interest income		35,877			(35,877)	—
Interest expense		(37,347)		(349)	37,696	—
Income from subsidiaries	148,981		6,356		(155,337)	—
Income (loss) before income taxes	151,325	(2,367)	148,981	8,723	(155,337)	151,325
Income tax provision (benefit)	53,618	(880)	55,568	3,253	(57,941)	53,618
Net income (loss)	97,707	(1,487)	93,413	5,470	(97,396)	97,707
Other comprehensive (loss) income	(3)		(19)	2		(20)
Total comprehensive income (loss)	97,704	(1,487)	93,394	5,472	(97,396)	97,687

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended July 31, 2013:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			704,559	18,906	(34,305)	689,160
Cost of revenues			549,456	2,439	(6,806)	545,089
Selling, general and administrative	90	801	97,041	13,187	(22,249)	88,870
	90	801	646,497	15,626	(29,055)	633,959
Income (loss) from operations	(90)	(801)	58,062	3,280	(5,250)	55,201
Other:
Income from unconsolidated entities			726	42		768
Other income - net	2,374		2,335	4,081	3,494	12,284
Intercompany interest income		33,995			(33,995)	—
Interest expense		(35,561)		(190)	35,751	—
Income from subsidiaries	65,969		4,846		(70,815)	—
Income (loss) before income taxes	68,253	(2,367)	65,969	7,213	(70,815)	68,253
Income tax provision (benefit)	21,658	(927)	25,833	2,824	(27,730)	21,658
Net income (loss)	46,595	(1,440)	40,136	4,389	(43,085)	46,595
Other comprehensive income (loss)	(37)		220	48		231
Total comprehensive income (loss)	46,558	(1,440)	40,356	4,437	(43,085)	46,826

Condensed Consolidating Statement of Cash Flows for the nine months ended July 31, 2014:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	101,864	18,079	(4,242)	(64,371)	(12,714)	38,616
Cash flow used in investing activities:
Purchase of property and equipment - net			(9,145)	(355)		(9,500)
Sale and redemption of marketable securities			40,243			40,243
Investments in and advances to unconsolidated entities			(15,604)	(77,435)		(93,039)
Return of investments in unconsolidated entities			40,413	10,264		50,677
Investments in distressed loans and foreclosed real estate				(1,127)		(1,127)
Return of investments in distressed loans and foreclosed real estate				40,675		40,675
Acquisition of a business			(1,489,116)			(1,489,116)
Dividend received - intercompany			15,000		(15,000)	—
Intercompany advances	(348,664)	(345,419)			694,083	—
Net cash used in investing activities	(348,664)	(345,419)	(1,418,209)	(27,978)	679,083	(1,461,187)
Cash flow provided by financing activities:
Net proceeds from issuance of senior notes		600,000				600,000
Debt issuance costs for senior notes		(4,700)				(4,700)
Proceeds from loans payable			1,141,300	729,580		1,870,880
Debt issuance costs for loans payable			(3,005)			(3,005)
Principal payments of loans payable			(701,098)	(716,750)		(1,417,848)
Redemption of senior notes		(267,960)				(267,960)
Net proceeds from issuance of common stock	220,365					220,365
Proceeds from stock-based benefit plans	26,555					26,555
Excess tax benefits from stock-based compensation	221					221
Purchase of treasury stock	(341)					(341)
Receipts related to noncontrolling interest				81		81
Dividend paid - intercompany				(15,000)	15,000	—
Intercompany advances			569,662	111,707	(681,369)	—
Net cash provided by financing activities	246,800	327,340	1,006,859	109,618	(666,369)	1,024,248
Net (decrease) increase in cash and cash equivalents	—	—	(415,592)	17,269	—	(398,323)
Cash and cash equivalents, beginning of period	—	—	670,102	102,870	—	772,972
Cash and cash equivalents, end of period	—	—	254,510	120,139	—	374,649

Condensed Consolidating Statement of Cash Flows for the nine months ended July 31, 2013:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	77,313	20,938	(541,461)	(3,430)	(9,895)	(456,535)
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net			(12,646)	(11,538)		(24,184)
Purchase of marketable securities			(25,938)	(10,264)		(36,202)
Sale and redemption of marketable securities			288,332	60,263		348,595
Investments in and advances to unconsolidated entities			(25,517)	(23,693)		(49,210)
Return of investments in unconsolidated entities			38,811	11,642		50,453
Investments in distressed loans and foreclosed real estate				(26,155)		(26,155)
Return of investments in distressed loans and foreclosed real estate				15,396		15,396
Intercompany advances	(72,369)	(362,253)			434,622	—
Net cash provided by (used in) investing activities	(72,369)	(362,253)	263,042	15,651	434,622	278,693
Cash flow provided by (used in) financing activities:
Proceeds from issuance of senior notes		400,383				400,383
Proceeds from loans payable				796,791		796,791
Principal payments of loans payable			(31,035)	(803,801)		(834,836)
Redemption of senior notes		(59,068)				(59,068)
Proceeds from stock-based benefit plans	10,365					10,365
Purchase of treasury stock	(15,309)					(15,309)
Receipts related to noncontrolling interest				33		33
Intercompany advances			370,158	54,569	(424,727)	—
Net cash provided by (used in) financing activities	(4,944)	341,315	339,123	47,592	(424,727)	298,359
Net increase in cash and cash equivalents	—	—	60,704	59,813	—	120,517
Cash and cash equivalents, beginning of period	—	—	712,024	66,800	—	778,824
Cash and cash equivalents, end of period	—	—	772,728	126,613	—	899,341

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
This discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements, notes thereto, and the related MD&A contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. It also should be read in conjunction with the disclosure under “Statement on Forward-Looking Information” in this report.
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
OVERVIEW
Financial Highlights
In the nine-month period ended July 31, 2014, we recognized $2.56 billion of revenues and net income of $208.5 million, as compared to $1.63 billion of revenues and net income of $75.7 million in the nine-month period ended July 31, 2013. During the fiscal 2014 nine-month period, we recognized an income tax provision of $107.5 million, as compared to $41.8 million in the fiscal 2013 period. In the nine-month periods ended July 31, 2014 and 2013, we recognized income from land sales of $21.0 million and $3.0 million, respectively, and income from unconsolidated entities of $38.2 million and $8.8 million, respectively.
In the three-month period ended July 31, 2014, we recognized $1.06 billion of revenues and net income of $97.7 million, as compared to $689.2 million of revenues and net income of $46.6 million in the three-month period ended July 31, 2013. During the fiscal 2014 three-month period, we recognized an income tax provision of $53.6 million, as compared to $21.7 million in the fiscal 2013 period. In the three-month periods ended July 31, 2014 and 2013, we recognized income from land sales of $9.9 million and $2.7 million, respectively, and income from unconsolidated entities of $1.0 million and $0.8 million, respectively.
At July 31, 2014, we had $386.7 million of cash, cash equivalents and marketable securities on hand; approximately $940.3 million available under our $1.035 billion revolving credit facility that matures in August 2018; and $500.0 million available under our 364-day senior unsecured revolving credit facility that expires in February 2015. At July 31, 2014, we had no outstanding borrowings and $94.7 million of letters of credit issued under the revolving credit facility.
Our Business
We design, build, market and arrange financing for detached and attached homes in luxury residential communities that cater to move-up, empty-nester, active-adult, age-qualified and second-home buyers in the United States (“Traditional Home Building Product”). We also build and sell homes in urban infill markets through Toll City Living® (“City Living”). At July 31, 2014, we were operating in 20 states.
Over the past several years, we have acquired control of a number of land parcels as for-rent apartment projects, including two student housing sites. At July 31, 2014, we controlled a number of land parcels as for-rent apartment projects containing approximately 5,200 units. These projects, which are located in the metro-Boston to metro-Washington, D.C. corridor, are being developed or will be developed with partners under the brand names Toll Brothers Apartment Living and Toll Brothers Campus Living. Through Toll Brothers Realty Trust (“Trust”), we also have interests in approximately 1,450 operating apartment units in the Washington, D.C. area and in Princeton Junction, New Jersey. See “Toll Brothers Apartment Living/Toll Brothers Campus Living” section of this “Overview” for further details.
We operate our own land development, architectural, engineering, mortgage, title, landscaping, security monitoring, lumber distribution, house component assembly, and manufacturing operations. We also develop, own, and operate golf courses and country clubs, which generally are associated with several of our master planned communities. We have investments in a number of joint ventures to develop land for the sole use of the venture participants, including ourselves, and to develop land for sale to the joint venture participants and to unrelated builders. We are a participant in joint ventures with unrelated parties to develop luxury condominium projects, including for-sale and rental residential units and commercial space, a single master planned community, and a high-rise luxury for-sale condominium/hotel project.
In fiscal 2010, we formed Gibraltar Capital Asset and Management LLC (“Gibraltar”) to invest in distressed real estate opportunities. Gibraltar focuses primarily on residential loans and properties, from unimproved ground to partially and fully improved developments, as well as commercial opportunities. See “Gibraltar Capital Asset and Management LLC” in this “Overview” for further details.

Acquisition
On February 4, 2014, we completed our acquisition of Shapell Industries, Inc. (“Shapell”) pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated November 6, 2013 with Shapell Investment Properties, Inc. (“SIPI”). Pursuant to the Purchase Agreement, we acquired, for cash, all of the equity interests in Shapell from SIPI on February 4, 2014, for an aggregate purchase price of $1.60 billion (the “Acquisition”). We acquired the single-family residential real property development business of Shapell, including a portfolio of approximately 4,950 home sites in California, some of which we have sold and may continue to sell to other builders. This acquisition provided us with a premier California land portfolio including 11 active selling communities, as of the acquisition date, in affluent, high-growth markets: the San Francisco Bay area, metro Los Angeles, Orange County, and the Carlsbad market. As part of the acquisition, we assumed contracts to deliver 126 homes with an aggregate value of approximately $105.3 million.
We did not acquire apartment and commercial rental properties owned and operated by Shapell (the “Shapell Commercial Properties”) or Shapell’s mortgage lending activities relating to their home building operations. Accordingly, the Purchase Agreement provides that SIPI will indemnify us for any loss arising out of or resulting from, among other things, (i) any liability (other than environmental losses, subject to certain exceptions) related to the Shapell Commercial Properties, and (ii) any liability (other than environmental losses, subject to certain exceptions) to the extent related to Shapell Mortgage, Inc.
We financed the Acquisition with a combination of $370.0 million of borrowings under our $1.035 billion revolving credit facility with 15 banks which extends to August 1, 2018 (“Credit Facility”), $485.0 million from a term loan facility, as well as $815.7 million in net proceeds from debt and equity financings completed in November 2013. See Note 6, “Loans Payable, Senior Notes and Mortgage Company Loan Facility” and Note 12, “Stock Issuance and Stock Repurchase Program” of our condensed consolidated financial statements for further details. At July 31, 2014, we had repaid the $370.0 million of borrowings under our revolving Credit Facility.
As a result of the Acquisition, Shapell became our wholly-owned subsidiary. Accordingly, the Shapell results are included in our condensed consolidated financial statements from the date of the Acquisition. For the period from February 5, 2014 to July 31, 2014, revenues and income before income taxes from the Shapell operations, excluding $5.2 million of acquisition costs, were $199.6 million and $14.0 million, respectively.
We have and may continue to selectively sell assets (including assets acquired from Shapell as well as other assets owned) and deploy other cash generating strategies to reduce land concentration and outstanding borrowings; however, the timing and size of any asset sale transactions and cash generating strategies will be dependent on market and other factors, some of which are outside of our control. We make no assurance that we will be able to complete asset sale transactions on attractive terms or at all.
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
Beginning in the Fourth quarter of fiscal 2013, we have experienced a leveling in demand that continued through the second quarter of fiscal 2014 and has more recently become a weakening in demand. In the nine-month period ended July 31, 2014, we signed 3,989 contracts with an aggregate value of $2.93 billion, compared to 4,131 contracts with an aggregate value of $2.80 billion in the nine-month period ended July 31, 2013. We believe this softening in demand in the third quarter of fiscal 2014 to be a temporary pause caused by numerous factors including uncertainty in the economy and world events, fragile consumer confidence and reduced affordability, and an extended period of limited real personal income growth. We continue to expect to see growth in the future, with demand growing to more normalized levels.
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
We also market to the 50+ year-old “empty-nester” market, which we believe has strong growth potential. We have developed a number of home designs with features such as one-story living and first-floor master bedroom suites, as well as communities with recreational amenities such as golf courses, marinas, pool complexes, country clubs, and recreation centers that we believe appeal to this category of home buyers. We have integrated certain of these designs and features in some of our other home types and communities. We also develop active-adult, age-qualified communities for households in which at least one member is 55 years of age or older. As of July 31, 2014, we were selling from 29 active-adult/age-qualified communities and expect to open additional age-qualified communities during the next few years. For the nine-month periods ended July 31, 2014 and 2013, the value of net contracts signed in active-adult communities was 10.2% and 8.3% of total net contracts signed in the respective periods. In the nine-month periods ended July 31, 2014 and 2013, the number of net contracts signed in active-adult communities, as a percentage of the total number of net contracts signed, was 13.9% and 11.6%, respectively.
In order to serve a growing market of affluent move-up families, empty-nesters, and young professionals seeking to live in or close to major cities, we have developed and are developing a number of high-density, high-, mid- and low-rise urban luxury communities. These communities are currently marketed under our City Living brand. These communities, which we are currently developing or planning to develop on our own or through joint ventures, are located in Phoenix, Arizona; Hoboken, New Jersey; the boroughs of Manhattan and Brooklyn, New York; and Philadelphia, Pennsylvania and its suburbs. For the nine-month periods ended July 31, 2014 and 2013, the value of net contracts signed by our City Living group was 4.1% and 5.9% of total net contracts signed in the respective periods. In the nine-month periods ended July 31, 2014 and 2013, the number of net contracts signed by our City Living Group, as a percentage of the total number of net contracts signed, was 6.4% and 8.4%, respectively. The decline in the value and number of net contracts signed in the nine-month period ended July 31, 2014, as compared to the comparable period of fiscal 2013, was due to the decline of product available for sale in the fiscal 2014 period. We expect to open two new City Living buildings for sale in our fourth quarter of fiscal 2014.

We believe that the demographics of the move-up, empty-nester, active-adult, age-qualified, and second-home upscale markets will provide us with the potential for growth in the coming decade. According to the U.S. Census Bureau (“Census Bureau”), the number of households earning $100,000 or more (in constant 2012 dollars) at September 2013 stood at 26.9 million, or approximately 22% of all U.S. households. This group has grown at three times the rate of increase of all U.S. households since 1980. According to Harvard University’s June 2014 “The State of the Nation’s Housing” reort, demographic forces are likely to drive the addition of 1.24 million new households per year during the next decade, for a total of between 11.6 and 13.2 million new households formed from 2015-2025. Preliminary estimates using the Census Bureau’s 2012 population projections suggest even stronger growth in net new households of 1.28 million per year between now and 2020. According to the June 2014 Census Bureau’s New Home Sales Report, new home inventory stands at just 5.8 months’ supply, based on current sales paces. If demand and pace increase significantly, the 5.8 months’ supply could quickly be drawn down.
According to the Census Bureau, during the period 1970 through 2007, total housing starts in the United States averaged approximately 1.6 million per year, while in the period 2008 through 2013, total housing starts averaged approximately 0.7 million per year. During the 2006-2011 housing market downturn, the pipeline of approved and improved home sites dwindled in many markets as many builders and developers lacked both the capital and the economic benefit for bringing sites through approvals. We believe that, when demand strengthens, builders and developers with approved land in well-located markets will be poised to benefit. We believe that this will be particularly true for us because much of our land portfolio is in the Washington, D.C. to Boston corridor and in California where land is scarce and approvals are more difficult to obtain.
We continue to believe that many of our communities are in desirable locations that are difficult to replace and in markets where approvals have been increasingly difficult to obtain. We believe that many of these communities have substantial embedded value that may be realized in the future as the housing recovery strengthens.
Competitive Landscape
In the current environment, we believe our strong balance sheet, liquidity, access to capital, broad geographic presence, diversified product line, experienced personnel, and national brand name all position us well to take advantage of attractive land acquisition opportunities now and in the future.
We continue to see limited competition from the small and mid-sized private builders that had been our primary competitors in the luxury market prior to the housing market downturn. We believe that many of these builders are no longer in business and that access to capital by the remaining private builders continues to be severely constrained. There are fewer and more selective lenders serving our industry since 2005 and we believe that these lenders will gravitate to the home building companies that offer them the greatest security, the strongest balance sheets, and the broadest array of potential business opportunities. While some builders may re-emerge with new capital, the scarcity of attractive land is a further impediment to their re-emergence. We believe that reduced competition, combined with attractive long-term demographics will reward those well-capitalized builders that have persevered through the downturn.
We believe that geographic and product diversification, access to lower-cost capital, and strong demographics benefit those builders, like us, who can control land and persevere through the increasingly difficult regulatory approval process. We believe that these factors favor the large publicly traded home building companies with the capital and expertise to control home sites and gain market share. We also believe that during the 2006-2011 downturn in the housing market, many builders and land developers reduced the number of home sites that were taken through the approval process. The approval process continues to be difficult and lengthy, and the political pressure from no-growth proponents continues to increase; we believe our expertise in taking land through the approval process and our already-approved land positions will allow us to grow in the years to come as market conditions improve.
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
During fiscal 2013 and 2012, we acquired control of approximately 12,500 home sites (net of lot options terminated) and 6,100 home sites (net of lot options terminated), respectively. During the nine-month period ended July 31, 2014, we acquired control of approximately 4,000 home sites (net of lot options terminated and home sites we previously expected to develop but have determined to sell). In February 2014, we acquired all of the equity interests in the single-family residential real property development business of Shapell, including a portfolio of approximately 4,950 home sites in California of which we currently expect to develop approximately 4,400 home sites and sell the remaining to other builders. See “Overview - Acquisition” in this MD&A for more information about the Shapell acquisition.
At July 31, 2014, we controlled approximately 49,000 home sites of which we owned approximately 38,300. Significant improvements were completed on approximately 14,600 of the home sites we owned. At July 31, 2014, we were selling from 256 communities. We were selling from 232 communities at October 31, 2013 and 225 at July 31, 2013. Over the next several years, we expect to purchase approximately 3,750 additional home sites from several joint ventures in which we have interests.
We expect to be selling from 255 to 275 communities at October 31, 2014. At July 31, 2014, we had 19 communities that were temporarily closed due to market conditions. We do not expect to re-open any of these communities during the next twelve months.
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
We believe that our home buyers generally are, and will continue to be, better able to secure mortgages due to their typically lower loan-to-value ratios and attractive credit profiles as compared to the average home buyer. Nevertheless, in recent years, tightened credit standards have reduced the pool of potential home buyers and hindered accessibility of or eliminated certain loan products previously available to our home buyers. Our home buyers continue to face stricter mortgage underwriting guidelines, higher down payment requirements, and narrower appraisal guidelines than in the past. In addition, some of our home buyers continue to find it more difficult to sell their existing homes as prospective buyers of their homes may face difficulties obtaining a mortgage. In addition, other potential buyers may have little or negative equity in their existing homes and may not be able or willing to purchase a larger or more expensive home.
While the range of mortgage products available to a potential home buyer is not what it was in the period 2005 through 2007, we have seen improvements over the past several years. Indications from industry participants, including commercial banks, mortgage banks, mortgage real estate investment trusts, and mortgage insurance companies are that availability, parameters, and pricing of jumbo loans are all improving. We believe that improvement should not only enhance financing alternatives for existing jumbo loan buyers, but also help to offset the reduction in Fannie Mae/Freddie Mac-eligible loan amounts in some markets. Based on the mortgages provided by our mortgage subsidiary, we do not believe the change in the Fannie Mae/Freddie Mac-eligible loan amounts has had a significant impact on our business.
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
In the nine-month period ended July 31, 2013, Gibraltar acquired four loans directly and invested in a loan participation for an aggregate purchase price of approximately $26.0 million. No loans were acquired in the nine-month period ended July 31, 2014.
At July 31, 2014, Gibraltar had investments in foreclosed real estate of $79.3 million, investments in distressed loans of $4.3 million, and an investment in a structured asset joint venture of $21.3 million. In the nine-month periods ended July 31, 2014 and 2013, we recognized income from Gibraltar’s operations, including Gibraltar’s equity in the earnings from its investment in a structured asset joint venture, of $11.0 million and $8.8 million, respectively. In the three-month periods ended July 31, 2014 and 2013, we recognized income from Gibraltar’s operations, including Gibraltar’s equity in the earnings from its investment in a structured asset joint venture, of $5.1 million and $4.6 million, respectively.
Toll Brothers Apartment Living/Toll Brothers Campus Living
Over the past several years, we have acquired control of a number of land parcels as for-rent apartment projects, including two student housing sites. At July 31, 2014, we controlled a number of land parcels as for-rent apartment projects containing approximately 5,200 units. These projects, which are located in the metro-Boston to metro-Washington, D.C. corridor, are being developed or will be developed with partners under the brand names Toll Brothers Apartment Living and Toll Brothers Campus Living. A number of these sites had been acquired by us as part of a larger purchase or were originally acquired to develop as for-sale homes. Of the 5,200 planned units at July 31, 2014, 1,450 are owned by joint ventures in which we have an interest; approximately 1,900 are owned by us; 1,200 of them are under contract to be purchased; and 600 of them are under letters of intent. In August 2014, a new joint venture was formed and acquired approximately 400 units that were under contract at July 31, 2014. For more information regarding this joint venture, see Note 4, “Investments in and Advances to Unconsolidated Entities” in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Toll Brothers Realty Trust and Toll Brothers Realty Trust II
Through the Trust, we also have interests in approximately 1,450 operating apartment units in the Washington, D.C. area and in Princeton Junction, New Jersey. In the second quarter of fiscal 2014, the Trust refinanced the mortgage on one of its properties and distributed $36.0 million of the net proceeds from the refinancing to its partners. We received $12.0 million as our share of the proceeds and recognized this distribution as income in the second quarter of fiscal 2014. This income is included in “Income from unconsolidated entities” in the nine-month period ended July 31, 2014 and the three-month period ended April 30, 2014 in our Condensed Consolidated Statements of Operations in this Form 10-Q.
We have a 50% interest in Toll Brothers Realty Trust II (“Trust II”), which invests in commercial real estate opportunities. In the three-month period ended January 31, 2014, Trust II sold substantially all of its assets to an unrelated party. As a result of this sale, we realized a profit of approximately $23.5 million representing our share of the gain on the sale; this gain is included in “Income from unconsolidated entities” in our Condensed Consolidated Statements of Operations in this Form 10-Q. In addition, we recognized $2.9 million of previously deferred gains on our initial sales of the properties to Trust II. This gain was included in “Other income - net” for the three-month period ended January 31, 2014 of our Condensed Consolidated Statement of Operations in this Form 10-Q. In the three-month period ended April 30, 2014, we recognized an additional gain of $0.6 million from the sale of a property by Trust II.
CONTRACTS
Nine-Month Period Ended July 31, 2014
The aggregate value of net contracts signed increased $130.7 million or 4.7% in the nine-month period ended July 31, 2014, as compared to the nine-month period ended July 31, 2013. The value of net contracts signed was $2.93 billion (3,989 homes) and $2.80 billion (4,131 homes) in the nine-month periods ended July 31, 2014 and 2013, respectively. The increase in the aggregate value of net contracts signed in the fiscal 2014 period, as compared to the fiscal 2013 period, was the result of an 8.4% increase in the average value of each contract signed, offset, in part, by a 3.4% decline in the number of net contracts signed.
The aggregate value of net contracts signed in our Traditional Home Building Product segment increased $176.7 million or 6.9% in the nine-month period ended July 31, 2014, as compared to the nine-month period ended July 31, 2013. The value of net contracts signed was $2.74 billion (3,827 homes) and $2.56 billion (3,887 homes) in the nine-month periods ended July 31, 2014 and 2013, respectively. The increase in the aggregate value of net contracts signed in the fiscal 2014 period, as compared to the fiscal 2013 period, was the result of an 8.6% increase in the average value of each contract signed, offset, in part, by a 1.5% decline in the number of net contracts signed. The increase in the average value of each contract signed in the fiscal 2014 period, as compared to the fiscal 2013 period, was due primarily to a change in mix of contracts signed to more expensive areas and/or higher priced products, increased prices, and reduced incentives given on new contracts signed. The decrease in the number of net contracts signed was primarily due to the previously discussed items impacting demand.
For the nine-month period ended July 31, 2014, the value of net contracts signed in our City Living Product segment decreased by $46.0 million, or 19.6%, as compared to the nine-month period ended July 31, 2013. The decrease was attributable to a decrease of 33.6% in the number of net contracts signed, partially offset by a 21.1% increase in the average value of net contracts signed. The decrease in the number of net contracts signed in the nine-month period ended July 31, 2014 was primarily due to the commencement of sales at two of our buildings in the second quarter of fiscal 2013 where sales were high during the initial opening period. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2014 period.
Three-Month Period Ended July 31, 2014
The aggregate value of net contracts signed decreased $43.5 million or 4.4% in the three-month period ended July 31, 2014, as compared to the three-month period ended July 31, 2013. The value of net contracts signed was $949.1 million (1,324 homes) and $992.6 million (1,405 homes) in the three-month periods ended July 31, 2014 and 2013, respectively. The decrease in the aggregate value of net contracts signed in the fiscal 2014 period, as compared to the fiscal 2013 period, was the result of a 5.8% decrease in the number of net contracts signed, offset, in part, by a 1.5% increase in the average value of each contract signed.
The aggregate value of net contracts signed in our Traditional Home Building Product segment decreased $16.9 million or 1.8% in the three-month period ended July 31, 2014, as compared to the three-month period ended July 31, 2013. The value of net contracts signed was $897.3 million (1,281 homes) and $914.2 million (1,349 homes) in the three-month periods ended July 31, 2014 and 2013, respectively. The decrease in the aggregate value of net contracts signed in the fiscal 2014 period, as compared to the fiscal 2013 period, was the result of a 5.0% decline in the number of net contracts signed, offset, in part, by a 3.4% increase in the average value of each contract signed. The increase in the average value of each contract signed in the fiscal 2014 period, as compared to the fiscal 2013 period, was due primarily to a change in mix of contracts signed to more expensive areas and/or higher priced products, and increased prices. The decrease in the number of net contracts signed was primarily due to the previously discussed items impacting demand.
For the three-month period ended July 31, 2014, the aggregate value of net contracts signed in our City Living Product segment decreased by $26.6 million, or 33.9%, as compared to the three-month period ended July 31, 2013. The aggregate value of net contracts signed was $51.8 million (43 homes) and $78.4 million (56 homes) in the three-month periods ended July 31, 2014 and 2013, respectively. The decrease was attributable to a 23.2% decrease in the number of net contracts signed and a 14.0% decrease in the average value of net contracts signed. The decrease in the number of net contracts signed in the three-month period ended July 31, 2014 was primarily due to the commencement of sales at two of our buildings in the second quarter of fiscal 2013 where sales were high during the initial opening. The decrease in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to less expensive areas and/or products in the fiscal 2014 period.
BACKLOG
Backlog consists of homes under contract but not yet delivered to our home buyers. The value of our backlog at July 31, 2014 of $3.10 billion (4,204 homes) increased 9.3%, as compared to our backlog at July 31, 2013 of $2.84 billion (4,001 homes). Our backlog at October 31, 2013 and 2012 was $2.63 billion (3,679 homes) and $1.67 billion (2,569 homes), respectively. The increase in the value of the backlog at July 31, 2014, as compared to the backlog at July 31, 2013, was primarily attributable to the higher backlog at October 31, 2013, as compared to the backlog at October 31, 2012, offset, in part, by the increase in the aggregate value of our deliveries in the nine-month period ended July 31, 2014, as compared to the aggregate value of deliveries in the nine-month period ended July 31, 2013. The 57.5% and 43.2% increases in the value and number of homes in backlog at October 31, 2013, as compared to October 31, 2012, were due to the increase in the number and the average value of net contracts signed in fiscal 2013, as compared to fiscal 2012, offset, in part, by the increase in the aggregate value and number of our deliveries in fiscal 2013, as compared to the aggregate value and number of deliveries in fiscal 2012.
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
Our investments in these entities are accounted for using the equity method of accounting. At July 31, 2014, we had investments in and advances to these entities of $443.3 million, and were committed to invest or advance up to an additional $83.0 million to these entities if they require additional funding. At July 31, 2014, we had joint venture purchase commitments to acquire 153 home sites for approximately $16.3 million. In addition, we expect to purchase approximately 3,750 additional home sites from several joint ventures in which we have interests; the purchase price of these home sites will be determined at a future date.
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
In some instances, the guarantees provided in connection with loans to an unconsolidated entity are joint and several. In these situations, we generally have a reimbursement agreement with our partner that provides that neither party is responsible for more than its proportionate share or agreed-upon share of the guarantee; however, if the joint venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, we may be liable for more than our proportionate share.
We believe that as of July 31, 2014, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At July 31, 2014, the unconsolidated entities that have guarantees related to debt had loan commitments aggregating $464.8 million and had borrowed an aggregate of $103.6 million. We estimate that our maximum potential exposure under these guarantees, if the full amount of the loan commitments were borrowed, would be $464.8 million before any reimbursement from our partners. Based on the amounts borrowed at July 31, 2014, our maximum potential exposure under these guarantees is estimated to be $103.6 million before any reimbursement from our partners.
In addition, we have guaranteed approximately $11.2 million of ground lease payments and insurance deductibles for three joint ventures.
For more information regarding these joint ventures, see Note 4, “Investments in and Advances to Unconsolidated Entities” in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
The trends, uncertainties or other factors that have negatively impacted our business and the industry in general have also impacted the unconsolidated entities in which we have investments. We review each of our investments on a quarterly basis for indicators of impairment. A series of operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of our investment in the unconsolidated entity has occurred. If a loss exists, we further review to determine if the loss is other than temporary, in which case we write down the investment to its fair value. The evaluation of our investment in unconsolidated entities entails a detailed cash flow analysis using many estimates including but not limited to expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, market conditions and anticipated cash receipts, in order to determine projected future distributions. Each of the unconsolidated entities evaluates its inventory in a similar manner. See “Critical Accounting Policies - Inventory” contained in the MD&A in our Annual Report on Form 10-K for the year ended October 31, 2013 for more detailed disclosure on our evaluation of inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, our proportionate share is reflected in income (loss) from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities. Based upon our evaluation of the fair value of our investments in unconsolidated entities, we determined that no impairments of our investments occurred in the nine-month and three-month periods ended July 31, 2014 and 2013.
RESULTS OF OPERATIONS
The following table sets forth, for the nine-month and three-month periods ended July 31, 2014 and 2013, a comparison of certain items in the Condensed Consolidated Statements of Operations ($ amounts in millions):

	Nine months ended July 31,				Three months ended July 31,
	2014		2013		2014		2013
	$	%*	$	%*	$	%*	$	%*
Revenues	2,560.9		1,629.8		1,056.9		689.2
Cost of revenues	2,019.3	78.8	1,311.0	80.4	817.2	77.3	545.1	79.1
Selling, general and administrative	312.2	12.2	246.5	15.1	110.0	10.4	88.9	12.9
	2,331.4	91.0	1,557.5	95.6	927.2	87.7	634.0	92.0
Income from operations	229.5		72.3		129.6		55.2
Other
Income from unconsolidated entities	38.2		8.8		1.0		0.8
Other income - net	48.4		36.4		20.7		12.3
Income before income taxes	316.0		117.5		151.3		68.3
Income tax provision	107.5		41.8		53.6		21.7
Net income	208.5		75.7		97.7		46.6
* Percent of revenues
Note: Due to rounding, amounts may not add.
REVENUES AND COST OF REVENUES
Revenues for the nine months ended July 31, 2014 were higher than those for the comparable period of fiscal 2013 by approximately $931.1 million, or 57.1%. This increase was primarily attributable to a 33.0% increase in the number of homes delivered and a 18.1% increase in the average price of the homes delivered. In the fiscal 2014 nine-month period, we delivered 3,590 homes with a value of $2.56 billion, as compared to 2,699 homes in the fiscal 2013 nine-month period with a value of $1.63 billion. The average price of the homes delivered in the fiscal 2014 period was $713,300, as compared to $603,800 in the fiscal 2013 period. The increase in the number of homes delivered in the fiscal 2014 period, as compared to the fiscal 2013 period, was primarily due to the higher number of homes in backlog at the beginning of fiscal 2014, as compared to the beginning of fiscal 2013 and the homes closed from the home building operations of Shapell which we acquired in February 2014. The increase in the average price of homes delivered in the fiscal 2014 period, as compared to the fiscal 2013 period, was primarily attributable to a shift in the number of homes delivered to more expensive areas and higher priced products and price increases, or both. For the period from February 5, 2014 to July 31, 2014, revenue from the Shapell acquisition was $199.6 million (231 homes).
Cost of revenues as a percentage of revenues was 78.8% in the nine-month period ended July 31, 2014, as compared to 80.4% in the nine-month period ended July 31, 2013. The decrease in cost of revenues, as a percentage of revenue in the fiscal 2014 period, as compared to the fiscal 2013 period, was due primarily to a change in product mix/areas to higher margin areas, lower interest, and increased prices of homes delivered in the fiscal 2014 period, as compared to the fiscal 2013 period, offset, in part, by an increase in cost of sales of approximately 1.2% due to the application of purchase accounting for the homes sold from the Shapell acquisition and 0.3% due to higher inventory impairment charges and write-offs taken in the fiscal 2014 period, as compared to the fiscal 2013 period. In the nine-month periods ended July 31, 2014 and 2013, we recognized inventory impairment charges and write-offs of $9.9 million and $2.0 million, respectively. In the nine-month periods ended July 31, 2014 and 2013, interest cost as a percentage of revenues was 3.6% and 4.4%, respectively.
Revenues for the three months ended July 31, 2014 were higher than those for the comparable period of fiscal 2013 by approximately $367.7 million, or 53.4%. This increase was primarily attributable to a 36.4% increase in the number of homes delivered and a 12.5% increase in the average price of the homes delivered. In the fiscal 2014 period, we delivered 1,444 homes with a value of $1.06 billion, as compared to 1,059 homes in the fiscal 2013 period with a value of $689.2 million. The average price of the homes delivered in the fiscal 2014 period was $731,900, as compared to $650,800 in the fiscal 2013 period. The increase in the number of homes delivered in the fiscal 2014 period, as compared to the fiscal 2013 period, was primarily due to the higher number of homes in backlog at the beginning of fiscal 2014, as compared to the beginning of fiscal

2013 and the revenues generated from the home building operations of Shapell which we acquired in February 2014. The increase in the average price of homes delivered in the fiscal 2014 period, as compared to the fiscal 2013 period, was primarily attributable either to a shift in the number of homes delivered to more expensive areas or higher priced products and price increases, or both. For the three months ended July 31, 2014, revenue from the Shapell acquisition was $97.6 million (112 homes).
Cost of revenues as a percentage of revenues was 77.3% in the three-month period ended July 31, 2014, as compared to 79.1% in the three-month period ended July 31, 2013. The decrease in cost of revenues as a percentage of revenue in the fiscal 2014 period, as compared to the fiscal 2013 period, was due primarily to a change in product mix/areas to higher margin areas, lower interest, and increased prices of homes delivered in the fiscal 2014 period, as compared to the fiscal 2013 period, offset, in part, by an increase in cost of sales of approximately 1.5% due to the application of purchase accounting for the homes sold from the Shapell acquisition and 0.5% due to higher inventory impairment charges and write-offs taken in the fiscal 2014 period, as compared to the fiscal 2013 period. In the three-month periods ended July 31, 2014 and 2013, we recognized inventory impairment charges and write-offs of $6.0 million and $0.2 million respectively. In the three-month periods ended July 31, 2014 and 2013, interest cost as a percentage of revenues was 3.5% and 4.2%, respectively.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)
SG&A increased by $65.7 million in the nine-month period ended July 31, 2014, as compared to the nine-month period ended July 31, 2013. As a percentage of revenues, SG&A was 12.2% in the fiscal 2014 period, as compared to 15.1% in the fiscal 2013 period. The fiscal 2014 period includes $6.0 million of expenses incurred in the Shapell acquisition. The decline in SG&A, excluding the Shapell acquisition costs, as a percentage of revenues, was due to SG&A spending increasing by 24.2% while revenues increased 57.1%. The dollar increase in SG&A costs, excluding the Shapell acquisition costs, was due primarily to increased compensation costs due to our increased number of employees and higher sales commissions, increased sales and marketing costs, and increased insurance costs. The higher sales commissions were the result of the increase in the number of homes delivered and the increased sales revenues in fiscal 2014 period over the comparable period of fiscal 2013.
SG&A increased by $21.1 million in the three-month period ended July 31, 2014, as compared to the three-month period ended July 31, 2013. As a percentage of revenues, SG&A was 10.4% in the fiscal 2014 period, as compared to 12.9% in the fiscal 2013 period. The decline in SG&A as a percentage of revenues was due to SG&A spending increasing by 23.8% while revenues increased 53.4%. The dollar increase in SG&A costs was due primarily to increased compensation costs due to our increased number of employees and higher sales commissions, and increased sales and marketing costs. The higher sales commissions were the result of the increase in the number of homes delivered and the increased sales revenues in the fiscal 2014 period over the comparable period of fiscal 2013.
INCOME FROM UNCONSOLIDATED ENTITIES
We are a participant in several joint ventures. We recognize our proportionate share of the earnings and losses from these entities. Many of our joint ventures are land development projects or high-rise/mid-rise construction projects and do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, these joint ventures generally, over a relatively short period of time, generate revenues and earnings until all assets of the entity are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from quarter-to-quarter and year-to-year.
In the nine-month period ended July 31, 2014, we recognized $38.2 million of income from unconsolidated entities, as compared to $8.8 million in the comparable period of fiscal 2013. The increase in income from unconsolidated entities was due primarily from our recognition of a $23.5 million gain, representing our share of the gain on the sale by Trust II of substantially all of its assets to an unrelated party in December 2013, and a $12.0 million distribution from the Trust in April 2014 due to the refinancing of one of the Trust’s apartment complexes. The increase attributable to the Trust and Trust II gains was partially offset by lower income realized from Gibraltar’s Structured Asset Joint Venture and several of our Land Development Joint Ventures in the fiscal 2014 period, as compared to the income recognized in the fiscal 2013 period. The lower income from the Land Development Joint Ventures was attributable primarily to decreased activity from these joint ventures in the fiscal 2014 period as compared to the fiscal 2013 period.
In the three-month period ended July 31, 2014, we recognized $1.0 million of income from unconsolidated entities, as compared to $0.8 million in the comparable period of fiscal 2013.
OTHER INCOME - NET
Other income - net includes the gains and losses from our ancillary businesses, income from Gibraltar, interest income, management fee income, retained customer deposits, income/losses on land sales, directly expensed interest and other miscellaneous items.

For the nine months ended July 31, 2014 and 2013, other income - net was $48.4 million and $36.4 million, respectively. The increase in other income - net in the nine-month period ended July 31, 2014, as compared to the fiscal 2013 period, was primarily due to an $18.1 million increase in income from land sales; a $5.0 million increase in income from our Gibraltar operations; a $2.5 million increase in management fee income; and a $1.8 million increase in other miscellaneous income in the fiscal 2014 period, as compared to the fiscal 2013 period. These increases were offset, in part, by the recognition of $13.2 million of income in the fiscal 2013 period from the settlement of litigation; lower interest income of $1.6 million in the fiscal 2014 period as compared to the fiscal 2013 period; and the recognition of $0.7 million of directly expensed interest in the 2014 period. Included in income from land sales, net, is $2.9 million, recognized in the fiscal 2014 period, of previously deferred gains on our initial sales of the properties to Trust II.
For the three months ended July 31, 2014 and 2013, other income - net was $20.7 million and $12.3 million, respectively. The increase in other income - net in the three-month period ended July 31, 2014, as compared to the fiscal 2013 period, was primarily due to a $7.1 million increase in income from land sales; a $0.4 million increase in income from our Gibraltar operations; a $1.2 million increase in management fee income; and a $0.5 million increase in other miscellaneous income in the fiscal 2014 period, as compared to the fiscal 2013 period, offset, in part, by lower interest income of $0.8 million in the fiscal 2014 period as compared to the fiscal 2013 period.
INCOME BEFORE INCOME TAXES
For the nine-month period ended July 31, 2014, we reported income before income taxes of $316.0 million, as compared to $117.5 million in the nine-month period ended July 31, 2013.
For the three-month period ended July 31, 2014, we reported income before income taxes of $151.3 million, as compared to $68.3 million in the three-month period ended July 31, 2013.
INCOME TAX PROVISION
We recognized a $107.5 million income tax provision in the nine-month period ended July 31, 2014. Based upon the federal statutory rate of 35%, our federal tax provision would have been $110.6 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was due primarily to the recognition of a $14.8 million provision for state income taxes, net of a reversal of $2.7 million of state valuation allowance; the recognition of a $5.4 million provision for uncertain tax positions taken; and $1.5 million of accrued interest and penalties (net of federal tax provision) for previously accrued taxes on uncertain tax positions, offset, in part, by the reversal of $9.3 million of previously accrued tax provisions on uncertain tax positions that were no longer necessary due to the expiration of the statute of limitations and the settlement of state income tax audits; a $7.1 million tax benefit from our utilization of domestic production activities deductions; and $5.7 million related to other miscellaneous permanent deductions.
We recognized a $41.8 million tax provision in the nine-month period ended July 31, 2013. Based upon the federal statutory rate of 35%, our federal tax provision would have been $41.1 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was due primarily to a $4.9 million provision for state income taxes, net of a reversal of $3.1 million of state valuation allowance; and the recognition of $2.8 million of accrued interest and penalties (net of federal tax provision) for previously accrued taxes on uncertain tax positions, offset, in part, by the reversal of $3.9 million of previously accrued tax provisions on uncertain tax positions that were no longer necessary due to the expiration of the statute of limitations.
We recognized a $53.6 million income tax provision in the three-month period ended July 31, 2014. Based upon the federal statutory rate of 35%, our federal tax provision would have been $53.0 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was due primarily to the recognition of a $6.9 million provision for state income taxes, net of a reversal of $1.4 million of state valuation allowance; and $0.4 million of accrued interest and penalties (net of federal tax provision) for previously accrued taxes on uncertain tax positions, offset, in part, by the reversal of $0.2 million of previously accrued tax provision on uncertain tax positions that were no longer needed due to the settlement of state income tax audits, a $2.8 million tax benefit from our utilization of domestic production activities deductions, and $2.2 million related to other miscellaneous permanent deductions.
We recognized a $21.7 million tax provision in the three-month period ended July 31, 2013. Based upon the federal statutory rate of 35%, our federal tax provision would have been $23.9 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was due primarily to a $2.8 million provision for state income taxes, net of a reversal of $1.9 million of state valuation allowance; and the recognition of $0.9 million of accrued interest and penalties (net of federal tax provision) for previously accrued taxes on uncertain tax positions, offset, in part, by the reversal of $3.9 million of previously accrued tax provisions on uncertain tax positions that were no longer necessary due to the expiration of the statute of limitations.

CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings, and the public debt and equity markets. At July 31, 2014, we had $374.6 million of cash and cash equivalents and $12.0 million of marketable securities. At October 31, 2013, we had $773.0 million of cash and cash equivalents and $52.5 million of marketable securities. Cash provided by operating activities during the nine-month period ended July 31, 2014 was $38.6 million. Cash provided by operating activities during the fiscal 2014 period was generated from net income before stock-based compensation and depreciation and amortization, increases in accounts payable and accrued expenses and income taxes payable; an increase in customer deposits; a reduction in restricted cash; and the sale of mortgage loans to outside investors in excess of mortgage loans originated, offset, in part, by the purchase of inventory and an increase in receivables, prepaid expenses and other assets.
In the nine-month period ended July 31, 2014, cash used in our investing activities was $1.46 billion. The cash used in investing activities was primarily related to the $1.49 billion used to acquire Shapell, $93.0 million used to fund joint venture investments and $9.5 million for the purchase of property and equipment, offset, in part, by $40.2 million of net sales of marketable securities and $91.4 million of cash received as returns on our investments in unconsolidated entities, distressed loans, and foreclosed real estate.
We generated $1.02 billion of cash from financing activities in the nine-month period ended July 31, 2014, primarily from the issuance of 7.2 million shares of our common stock in November 2013 that raised $220.4 million; the issuance in November 2013 of $350.0 million of 4.0% Senior Notes due 2018 and $250.0 million of 5.625% Senior Notes due 2024; the borrowing of $485.0 million under a five-year term loan from ten banks; $12.8 million of borrowings under our mortgage company warehouse facility, net of repayments under it; $44.8 million of other loans payable, net of repayments; and $26.6 million from the proceeds of our stock-based benefit plans, offset, in part, by the repayment of $268.0 million of our 4.95% Senior Notes in March 2014.
At July 31, 2013, we had $899.3 million of cash and cash equivalents and $122.5 million of marketable securities. At October 31, 2012, we had $778.8 million of cash and cash equivalents and $439.1 million of marketable securities. Cash used in operating activities during the nine-month period ended July 31, 2013 was $456.5 million. Cash used in operating activities during the fiscal 2013 period was primarily used for the purchase of inventory, offset, in part, by cash generated from net income before stock-based compensation and depreciation and amortization; an increase in customer deposits; the sale of mortgage loans to outside investors in excess of mortgage loans originated; an increase in accounts payable and accrued expenses; and a reduction in restricted cash.
In the nine-month period ended July 31, 2013, cash provided by our investing activities was $278.7 million. The cash provided by investing activities was primarily generated from $312.4 million of net sales of marketable securities; $65.8 million of cash received as returns on our investments in unconsolidated entities, distressed loans and foreclosed real estate, offset, in part, by $49.2 million used to fund joint venture projects; $26.2 million for investments in distressed loans; and $24.2 million for the purchase of property and equipment.
We generated $298.4 million of cash from financing activities in the nine-month period ended July 31, 2013, primarily from the issuance of $400.4 million of 4.375% Senior Notes due 2023 and $10.4 million from the proceeds of our stock-based benefit plans, offset, in part, by the repayment of $59.1 million of our 6.875% Senior Notes in November 2012 and $7.0 million of repayments of borrowings under our mortgage company warehouse facility, net of new borrowings under it, and $31.0 million of repayments of other loans, net of new borrowings.
On February 4, 2014, we completed our acquisition of Shapell for an aggregate purchase price of $1.60 billion in cash. As part of the purchase, we acquired $106.2 million of cash. We financed the Acquisition with a combination of (a) $370.0 million of borrowings under our Credit Facility; (b) $485.0 million from the term loan facility; and (c) proceeds from debt and equity financings completed in November 2013. See Note 2, “Acquisition,” Note 6, “Loans Payable, Senior Notes and Mortgage Company Loan Facility” and Note 12, “Stock Issuances and Stock Repurchase Program” of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for more information on these transactions.
We have and continue to selectively sell assets (including assets acquired from Shapell as well as other assets owned) and deploy other cash generating strategies to reduce land concentration and outstanding borrowings; however, the timing and size of any asset sale transactions and cash generating strategies will be dependent on market and other factors, some of which are outside of our control. We make no assurance that we will be able to complete asset sale transactions on attractive terms or at all. In the nine-month period ended July 31, 2014, we sold land for $174.6 million, sold substantially all of the assets of Trust II, and completed the refinancing of one of the mature stabilized properties owned by the Trust. The cash generated by these activities has allowed us to repay our borrowings under our Credit Facility.

At July 31, 2014, the aggregate purchase price of land parcels under option and purchase agreements was approximately $988.8 million. Of the $988.8 million of land purchase commitments, we paid or deposited $87.6 million, and, if we acquire all of these land parcels, we will be required to pay an additional $901.2 million. In addition, we expect to acquire an additional 3,750 home sites from joint ventures in which we have a 50% interest. The purchase price of these home sites will be determined in the future. The purchases of these land parcels are scheduled over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts. At July 31, 2014, we also had purchase commitments to acquire land for apartment developments of approximately $64.3 million.
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we owned approximately 37,700 home sites at July 31, 2014, of which approximately 14,600 are substantially improved, we do not need to buy home sites immediately to replace those that we deliver. In addition, we generally do not begin construction of our single-family detached homes until we have a signed contract with the home buyer. Should our business decline from present levels, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, or incur additional costs to improve land we already own, and as we sell and deliver any speculative homes that are then in inventory, all of which should result in additional cash flow from operations. In addition, we might curtail our acquisition of additional land which would further reduce our inventory levels and cash needs. During the nine-month period ended July 31, 2014, we acquired control of approximately 3,900 home sites (net of lot options terminated and land sales), including approximately 4,350 home sites in the Shapell acquisition. At July 31, 2014, we owned or controlled through options approximately 49,000 home sites, as compared to 48,600 at October 31, 2013 and 47,200 at July 31, 2013.
On August 1, 2013, we entered into a Credit Facility with 15 banks which extends to August 1, 2018. Up to 75% of the Credit Facility is available for letters of credit. Under the terms of the Credit Facility, we are not permitted to allow our maximum leverage ratio (as defined in the credit agreement) to exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of approximately $2.50 billion at July 31, 2014. At July 31, 2014, our leverage ratio was approximately 0.77, and our tangible net worth was approximately $3.75 billion. Based upon the minimum tangible net worth requirement at July 31, 2014, our ability to repurchase our common stock was limited to approximately $1.76 billion. At July 31, 2014, we had no outstanding borrowings under our Credit Facility and had outstanding letters of credit of approximately $94.7 million. As part of the Shapell acquisition, we borrowed $370.0 million under the Credit Facility on February 3, 2014, all of which was repaid as of July 31, 2014.
In addition, at July 31, 2014, we had $3.0 million of letters of credit outstanding which were not part of our Credit Facility; these letters of credit are collateralized by restricted cash deposits.
On February 4, 2014, we entered into a 364-day senior unsecured revolving credit facility (the “364-Day Facility”) with five banks. The 364-Day Facility provides for an unsecured revolving credit facility to be made available to us until February 3, 2015, in the amount of $500.0 million. We intend for this facility to remain undrawn and its purpose is to provide us additional liquidity should unforeseen circumstances arise. On February 3, 2014, we entered into a five-year senior, $485.0 million, unsecured term loan facility (the “Term Loan Facility”) with ten banks. We borrowed the full amount of the Term Loan Facility on February 3, 2014. At July 31, 2014, the interest rate on the Term Loan Facility was 1.81% per annum.
See Note 2, “Acquisition,” Note 6, “Loans Payable, Senior Notes and Mortgage Company Loan Facility” and Note 12, “Stock Issuances and Stock Repurchase Program” of our Notes to Condensed Consolidated Financial Statements in this Form 10-Q for more information on these transactions.
We believe that we will be able to continue to fund our current operations and meet our contractual obligations through a combination of existing cash resources and other sources of capital and credit. Due to the tight credit markets and the uncertainties that exist in the economy and for home builders in general, we cannot be certain that we will be able to replace existing financing or find sources of additional financing in the future; moreover, if we are able to replace all or some of such facilities, we may be subjected to more restrictive borrowing terms and conditions. At July 31, 2014, we had $940.3 million available under our Credit Facility through August 1, 2018 and $500.0 million available under the 364-Day Facility through February 3, 2015.

OPERATING SEGMENTS
We operate in two reportable segments: Traditional Home Building and Urban Infill (“City Living”). We operate our Traditional Home Building operations in four geographic segments around the United States: the North, consisting of Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, and New York; the Mid-Atlantic, consisting of Delaware, Maryland, Pennsylvania, and Virginia; the South, consisting of Florida, North Carolina, South Carolina, and Texas; and the West, consisting of Arizona, California, Colorado, Nevada, and Washington.
The tables below summarize information related to units delivered and revenues and net contracts signed by segment for the nine-month and three-month periods ended July 31, 2014 and 2013, and information related to backlog by segment at July 31, 2014 and 2013, and at October 31, 2013 and 2012.
Units Delivered and Revenues ($ amounts in millions):

	Nine months ended July 31,				Three months ended July 31,
	2014 Units	2013 Units	2014 $	2013 $	2014 Units	2013 Units	2014 $	2013 $
Traditional Home Building:
North	718	529	$428.4	$288.0	270	208	$163.5	$113.5
Mid-Atlantic	865	774	552.3	425.9	319	279	202.8	155.8
South	841	660	576.6	411.9	331	293	239.9	189.2
West	1,025	624	889.5	385.8	444	217	381.7	144.5
Traditional Home Building	3,449	2,587	2,446.8	1,511.6	1,364	997	987.9	603.0
City Living	141	112	114.1	118.2	80	62	69.0	86.2
Total	3,590	2,699	$2,560.9	$1,629.8	1,444	1,059	$1,056.9	$689.2
Net Contracts Signed ($ amounts in millions):

	Nine months ended July 31,				Three months ended July 31,
	2014 Units	2013 Units	2014 $	2013 $	2014 Units	2013 Units	2014 $	2013 $
Traditional Home Building:
North	754	856	$490.8	$483.9	270	298	$173.0	$174.1
Mid-Atlantic	933	1,136	578.1	675.5	303	396	187.6	246.9
South	918	944	662.7	639.0	322	364	238.1	248.5
West	1,222	951	1,005.9	762.4	386	291	298.6	244.7
Traditional Home Building	3,827	3,887	2,737.5	2,560.8	1,281	1,349	897.3	914.2
City Living	162	244	188.2	234.2	43	56	51.8	78.4
Total	3,989	4,131	$2,925.7	$2,795.0	1,324	1,405	$949.1	$992.6
Backlog ($ amounts in millions):

	At July 31,				At October 31,
	2014 Units	2013 Units	2014 $	2013 $	2013 Units	2012 Units	2013 $	2012 $
Traditional Home Building:
North	984	952	$624.9	$545.9	948	625	$562.5	$350.0
Mid-Atlantic	970	996	598.7	624.0	902	634	573.0	374.5
South	1,033	1,033	759.6	710.5	956	749	673.5	483.5
West	998	834	814.9	727.7	675	507	593.2	351.0
Traditional Home Building	3,985	3,815	2,798.1	2,608.1	3,481	2,515	2,402.2	1,559.0
City Living	219	186	301.5	226.9	198	54	227.3	110.9
Total	4,204	4,001	$3,099.6	$2,835.0	3,679	2,569	$2,629.5	$1,669.9

Revenues and Income (Loss) Before Income Taxes:
The following table summarizes by segment total revenues and income (loss) before income taxes for the nine-month and three-month periods ended July 31, 2014 and 2013 (amounts in millions):

	Nine months ended July 31,		Three months ended July 31,
	2014	2013	2014	2013
Revenue:
Traditional Home Building:
North	$428.4	$288.0	$163.5	$113.5
Mid-Atlantic	552.3	425.9	202.8	155.8
South	576.6	411.9	239.9	189.2
West	889.5	385.8	381.7	144.5
Traditional Home Building	2,446.8	1,511.6	987.9	603.0
City Living	114.1	118.2	69.0	86.2
Total	$2,560.9	$1,629.8	$1,056.9	$689.2

	Nine months ended July 31,		Three months ended July 31,
	2014	2013	2014	2013
Income (loss) before income taxes:
Traditional Home Building:
North	$34.9	$11.2	$17.7	$3.3
Mid-Atlantic	72.4	50.0	26.5	18.1
South	77.6	39.0	36.7	22.0
West	153.3	42.9	73.9	21.8
Traditional Home Building	338.2	143.1	154.8	65.2
City Living	35.4	37.2	26.4	28.9
Corporate and other (a)	(57.6)	(62.8)	(29.9)	(25.8)
Total	$316.0	$117.5	$151.3	$68.3

(a)
“Corporate and other” is comprised principally of general corporate expenses such as the offices of the Executive Officers of the Company; the corporate finance, accounting, audit, tax, human resources, risk management, marketing, and legal groups; interest income and income from the our ancillary businesses, including Gibraltar; and income from a number of our unconsolidated entities.

North
Revenues in the nine-month period ended July 31, 2014 were higher than those for the comparable period of fiscal 2013 by $140.4 million, or 48.8%. The increase in revenues was primarily attributable to increases of 35.7% and 9.6% in the number and average selling price of homes delivered, respectively. The increase in the number of homes delivered in the fiscal 2014 period, as compared to the fiscal 2013 period, was due to a higher backlog at October 31, 2013, as compared to October 31, 2012. The increase in the average selling price of the homes delivered in the fiscal 2014 period was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and increases in selling prices in fiscal 2014.
The value of net contracts signed in the nine-month period ended July 31, 2014 was $490.8 million, a 1.4% increase from the $483.9 million of net contracts signed during the nine-month period ended July 31, 2013. This increase was primarily due to a 15.1% increase in the average value of each net contract, offset, in part, by a decrease of 11.9% in the number of net contracts signed. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products, in the fiscal 2014 period, as compared to the fiscal 2013 period, and increases in base selling prices. The decrease in the number of net contracts signed was primarily due to weakening in demand driven by uncertainty in the economy and world events, fragile consumer confidence and reduced affordability, and an extended period of limited real personal income growth.
For the nine-month period ended July 31, 2014, we reported income before income taxes of $34.9 million, as compared to $11.2 million for the nine-month period ended July 31, 2013. This increase in income before income taxes was primarily attributable to higher earnings from the increased revenues, lower cost of revenues as a percent of revenues, and $3.1 million of earnings from land sales in the fiscal 2014 period, offset, in part, by higher SG&A and higher inventory impairment charges, in the fiscal 2014 period, as compared to the fiscal 2013 period. The decrease in cost of revenues as a percentage of revenue was due primarily to a change in product mix/areas to higher margin areas, lower interest, and increased prices in the fiscal 2014 period, as compared to the fiscal 2013 period, partially offset by higher impairment charges in the fiscal 2014 period, as compared to the fiscal 2013 period. Inventory impairment charges, in the fiscal 2014 and 2013 periods, were $3.2 million and $1.8 million, respectively.
Revenues in the three-month period ended July 31, 2014 were higher than those for the comparable period of fiscal 2013 by $50.0 million, or 44.1%. The increase in revenues was primarily attributable to increases of 29.8% and 11.0% in the number and average selling price of homes delivered, respectively. The increase in the number of homes delivered in the fiscal 2014 period, as compared to the fiscal 2013 period, was due to a higher backlog at October 31, 2013, as compared to October 31, 2012. The increase in the average selling price of the homes delivered in the fiscal 2014 period was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and increases in selling prices in fiscal 2014.
The value of net contracts signed in the three-month period ended July 31, 2014 was $173.0 million, a 0.6% decrease from the $174.1 million of net contracts signed during the three-month period ended July 31, 2013. This decrease was primarily due to a decrease of 9.4% in the number of net contracts signed, offset, in part, by a 9.7% increase in the average value of each net contract. The decrease in the number of net contracts signed was primarily due to the previously discussed weakening in demand in the fiscal 2014 period. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products, in the fiscal 2014 period, as compared to the fiscal 2013 period, and increases in base selling prices.
For the three-month period ended July 31, 2014, we reported income before income taxes of $17.7 million, as compared to $3.3 million for the three-month period ended July 31, 2013. This increase in income before income taxes was primarily attributable to higher earnings from the increased revenues, lower cost of revenues as a percent of revenues, and $3.1 million of earnings from land sales in the fiscal 2014 period, offset, in part, by higher SG&A. The decrease in cost of revenues, as a percentage of revenue in the fiscal 2014 period, as compared to the fiscal 2013 period, was due primarily to a change in product mix/areas to higher margin areas, lower interest, and increased prices in the fiscal 2014 period, as compared to the fiscal 2013 period.
Mid-Atlantic
For the nine-month period ended July 31, 2014, revenues were higher than those for the nine-month period ended July 31, 2013, by $126.4 million, or 29.7%. The increase in revenues was primarily attributable to an 11.8% increase in the number of homes delivered and a 16.0% increase in the average selling price of the homes delivered. The increase in the number of homes delivered in the fiscal 2014 period, as compared to the fiscal 2013 period, was primarily due to a higher backlog at October 31, 2013, as compared to October 31, 2012. The increase in the average price of homes delivered in the fiscal 2014 period, as compared to the fiscal 2013 period, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products and increases in selling prices in the fiscal 2014 period.
The value of net contracts signed during the nine-month period ended July 31, 2014 decreased by $97.4 million, or 14.4%, from the nine-month period ended July 31, 2013. The decrease was due to a 17.9% decrease in the number of net contracts signed partially offset by a 4.2% increase in the average value of each net contract signed. The decrease in the number of net contracts signed was primarily due to the previously discussed leveling followed by weakening in demand. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2014 period, as compared to the fiscal 2013 period and increases in selling prices.
We reported income before income taxes for the nine-month periods ended July 31, 2014 and 2013, of $72.4 million and $50.0 million, respectively. The increase in income before income taxes was primarily due to higher earnings from the increased revenues and $2.9 million of earnings from land sales in the fiscal 2014 period, offset, in part, by higher impairment charges and higher SG&A costs in the fiscal 2014 period, as compared to the fiscal 2013 period. The earnings from land sales in the nine months ended July 31, 2014 represents previously deferred gains on our initial sales of properties to Trust II. Inventory impairment charges, in the fiscal 2014 and 2013 periods, were $5.9 million and $33,000, respectively.
For the three-month period ended July 31, 2014, revenues were higher than those for the three-month period ended July 31, 2013, by $47.0 million, or 30.2%. The increase in revenues was primarily attributable to a 14.3% increase in the number of homes delivered and a 13.8% increase in the average selling price of the homes delivered. The increase in the number of homes delivered in the fiscal 2014 period, as compared to the fiscal 2013 period, was primarily due to a higher backlog at October 31, 2013, as compared to October 31, 2012. The increase in the average price of homes delivered in the fiscal 2014 period, as compared to the fiscal 2013 period, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products and increases in selling prices the fiscal 2014 period.
The value of net contracts signed during the three-month period ended July 31, 2014 decreased by $59.3 million, or 24.0%, from the three-month period ended July 31, 2013. The decrease was due to a 23.5% decrease in the number of net contracts signed and a 0.7% decrease in the average value of each net contract signed. The decrease in the number of net contracts signed was primarily due to the previously discussed weakening in demand in the fiscal 2014 period.
We reported income before income taxes for the three-month periods ended July 31, 2014 and 2013, of $26.5 million and $18.1 million, respectively. The increase in income before income taxes was primarily due to higher earnings from the increased revenues, offset, in part, by higher impairment charges and higher SG&A costs, in the fiscal 2014 period, as compared to the fiscal 2013 period. Inventory impairment charges, in the fiscal 2014 and 2013 periods, were $5.5 million and $16,000, respectively.
South
Revenues in the nine-month period ended July 31, 2014 were higher than those for the nine-month period ended July 31, 2013 by $164.7 million, or 40.0%. This increase was attributable to a 27.4% increase in the number of homes delivered and a 9.9% increase in the average price of the homes delivered. The increase in the number of homes delivered in the fiscal 2014 period was primarily due to a higher backlog at October 31, 2013, as compared to October 31, 2012, primarily in Florida and Texas. The increase in the average price of the homes delivered was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2014 period and increases in selling prices in fiscal 2014.
For the nine-month period ended July 31, 2014, the value of net contracts signed increased by $23.7 million, or 3.7%, as compared to the nine-month period ended July 31, 2013. The increase was attributable to a 6.6% increase in the average value of each contract signed, offset, in part, by a decrease of 2.8% in the number of net contracts signed. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices in the fiscal 2014 period. The decrease in the number of net contracts signed in the nine-month period ended July 31, 2014 was primarily due to decreased demand in North Carolina partially offset by increases in the number of net contracts signed in Florida and Texas.
For the nine-month periods ended July 31, 2014 and 2013, we reported income before income taxes of $77.6 million and $39.0 million, respectively. The increase in income before income taxes was primarily due to higher earnings from the increased revenues, lower cost of revenues as a percent of revenues, earnings from land sales of $3.4 million in the fiscal 2014 period, and higher earnings from an investment in an unconsolidated entity, partially offset by higher SG&A costs. The decrease in cost of revenues, as a percentage of revenue in the fiscal 2014 period, as compared to the fiscal 2013 period, was due primarily to a change in product mix/areas to higher margin areas, lower interest, and increased prices in the fiscal 2014 period, as compared to the fiscal 2013 period.
Revenues in the three-month period ended July 31, 2014 were higher than those for the three-month period ended July 31, 2013 by $50.7 million, or 26.8%. This increase was attributable to a 13.0% increase in the number of homes delivered and a 12.3% increase in the average price of the homes delivered. The increase in the number of homes delivered in the fiscal 2014 period was primarily due to a higher backlog at October 31, 2013, as compared to October 31, 2012, primarily in Texas and Florida. The increase in the average price of the homes delivered was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2014 period and increases in selling prices in fiscal 2014.
For the three-month period ended July 31, 2014, the value of net contracts signed decreased by $10.4 million, or 4.2%, as compared to the three-month period ended July 31, 2013. The decrease was attributable to an 11.5% decrease in the number of net contracts signed, offset, in part, by an 8.3% increase in the average value of net contracts signed. The decrease in the number of net contracts signed in the three-month period ended July 31, 2014 was primarily due to decreased demand, primarily in North Carolina and Florida. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices in the fiscal 2014 period.
For the three-month periods ended July 31, 2014 and 2013, we reported income before income taxes of $36.7 million and $22.0 million, respectively. The increase in income before income taxes was primarily due to higher earnings from the increased revenues, lower cost of revenues as a percent of revenues, and higher earnings from an investment in an unconsolidated entity, partially offset by higher SG&A costs. The decrease in cost of revenues, as a percentage of revenue in the fiscal 2014 period, as compared to the fiscal 2013 period, was due primarily to a change in product mix/areas to higher margin areas, lower interest, and increased prices in the fiscal 2014 period, as compared to the fiscal 2013 period.
West
Revenues in the nine-month period ended July 31, 2014 were higher than those in the nine-month period ended July 31, 2013 by $503.7 million, or 130.6%. The increase in revenues was attributable to a 64.3% increase in the number of homes delivered and a 40.4% increase in the average sales price of the homes delivered. The increase in the number of homes delivered was primarily attributable to the delivery of 231 Shapell homes in California in the period from February 5, 2014 to July 31, 2014.

Excluding these deliveries, the number of homes delivered increased by 27.2% which was primarily due to a higher backlog at October 31, 2013, as compared to October 31, 2012, primarily in California and Nevada. The increase in the average price of the homes delivered was primarily due to a shift in the number of homes delivered to more expensive products, including newly acquired Shapell communities, and/or locations and an increase in selling prices.
The value of net contracts signed during the nine-month period ended July 31, 2014 increased $243.5 million, or 31.9%, as compared to the nine-month period ended July 31, 2013. This increase was due to an increase of 28.5% in the number of net contracts signed and a 2.7% increase in the average value of each net contract. During the nine-month period ended July 31, 2014, we signed 262 contracts with a value of $243.5 million at communities we acquired from Shapell. Excluding these Shapell net contracts signed, the value of net contracts signed during the nine-month period ended July 31, 2014 increased marginally as compared to the nine-month period ended July 31, 2013. The marginal increase in the value of net contracts signed, excluding Shapell, was due to an increase of 0.9% in the number of net contracts signed, offset by a 0.9% decrease in the average value of each net contract signed. The increase in the number of net contracts signed, excluding Shapell, was primarily due to an increase in selling communities in Colorado and Nevada, partially offset by a reduction of available inventory in the fiscal 2014 period, as compared to the fiscal 2013 period, in California. The decrease in the average sales price of net contracts signed, excluding Shapell, was primarily due to a shift in the number of contracts signed to less expensive areas and/or products.
For the nine-month period ended July 31, 2014 and 2013, we reported income before income taxes of $153.3 million and $42.9 million, respectively. The increase in income before income taxes was primarily due to higher earnings from increased revenues, lower cost of revenues as a percentage of revenues, and $11.6 million of earnings from land sales in the fiscal 2014 period, as compared to $2.7 million in the fiscal 2013 period, offset, in part, by higher SG&A costs in the fiscal 2014 period, which includes $6.0 million of expenses incurred in the Shapell acquisition. The decrease in cost of revenues as a percentage of revenues in the fiscal 2014 period was primarily due to a shift in the number of homes delivered to better margin products and/or locations, lower interest, and increases in selling prices, offset, in part, by the impact of purchase accounting on the homes delivered in the fiscal 2014 period from our acquisition of Shapell.
Revenues in the three-month period ended July 31, 2014 were higher than those in the three-month period ended July 31, 2013 by $237.2 million, or 164.2%. The increase in revenues was attributable to a 104.6% increase in the number of homes delivered and a 29.1% increase in the average sales price of the homes delivered. The increase in the number of home delivered was partially attributable to the delivery of 112 Shapell homes in the fiscal 2014 period. Excluding these deliveries, the number of homes delivered increased by 53.0% which was primarily due to a higher backlog at October 31, 2013, as compared to October 31, 2012, primarily in California and Nevada. The increase in the average price of the homes delivered was primarily due to a shift in the number of homes delivered to more expensive products and/or locations and an increase in selling prices.
The value of net contracts signed during the three-month period ended July 31, 2014 increased $53.9 million, or 22.0%, as compared to the three-month period ended July 31, 2013. This increase was due to an increase of 32.6% in the number of net contracts signed, offset, in part, by an 8.0% decrease in the average sales price of net contracts signed. During the three-month period ended July 31, 2014, we signed 76 contracts with a value of $71.0 million at communities we acquired from Shapell. Excluding these Shapell net contracts signed, the value of net contracts signed during the three-month period ended July 31, 2014 decreased by $17.0 million, or 6.9%, as compared to the three-month period ended July 31, 2013. The decrease in the value of net contracts signed, excluding Shapell, was due to a 12.7% decrease in the average value of each net contract signed, partially offset by an increase of 6.5% in the number of net contracts signed. The decrease in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to less expensive areas and/or products. The increase in the number of net contracts signed was primarily due to an increase in selling communities in Colorado and Nevada, partially offset by a reduction of available inventory in California.
For the three-month period ended July 31, 2014 and 2013, we reported income before income taxes of $73.9 million and $21.8 million, respectively. The increase in income before income taxes was primarily due to higher earnings from increased revenues, lower cost of revenues as a percentage of revenues, and $6.4 million of earnings from land sales in the fiscal 2014 period, as compared to $2.6 million in the fiscal 2013 period, offset, in part, by higher SG&A costs in the fiscal 2014 period. The decrease in cost of revenues as a percentage of revenues in the fiscal 2014 period was primarily due to a shift in the number of homes delivered to better margin products and/or locations, lower interest, and increases in selling prices, offset, in part, by the impact of purchase accounting on the homes delivered in the fiscal 2014 period from our acquisition of Shapell.
City Living
For the nine-months ended July 31, 2014, revenues were lower than those for the nine-months ended July 31, 2013, by $4.1 million, or 3.5%. The decrease in revenues was primarily attributable to a decrease of 23.3% in the average selling price of the homes delivered, offset, in part, by a 25.9% increase in the number of homes delivered. The decrease in the average selling price of homes delivered was primarily due to a shift in the number of homes delivered to less expensive areas and/or products.

The increase in the number of homes delivered was primarily due to an increase in homes delivered in the New Jersey urban market, which was primarily attributable to a higher backlog at October 31, 2013, as compared to October 31, 2012.
For the nine-month period ended July 31, 2014, the value of net contracts signed decreased by $46.0 million, or 19.6%, as compared to the nine-month period ended July 31, 2013. The decrease was attributable to a decrease of 33.6% in the number of net contracts signed, partially offset by a 21.1% increase in the average value of net contracts signed. The decrease in the number of net contracts signed in the nine-month period ended July 31, 2014 was primarily due to the commencement of sales at two of our buildings in the second quarter of fiscal 2013 where sales were high during the initial opening period. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2014 period.
We reported income before income taxes of $35.4 million in the nine-months ended July 31, 2014, as compared to $37.2 million in the nine-months ended July 31, 2013. The decrease in income before income taxes was primarily attributable to higher SG&A costs, lower earnings from the decreased revenues, and lower income from unconsolidated entities, partially offset by lower cost of revenues as a percentage of revenues and higher management fee income, in the nine months ended July 31, 2014, as compared to the nine months ended July 31, 2013. The decrease in cost of revenues as a percentage of revenues in the fiscal 2014 period was primarily due to a shift in the number of homes delivered to better margin products and/or locations and increases in selling prices.
For the three months ended July 31, 2014, revenues were lower than those for the three-months ended July 31, 2013, by $17.2 million, or 20.0%. The decrease in revenues was primarily attributable to a decrease of 38.0% in the average selling price of home delivered, offset, in part, by an increase 29.0% in the number of homes delivered. The decrease in the average selling price of homes delivered was primarily due to a shift in the number of homes delivered to less expensive areas and/or products. The increase in the number of homes delivered was primarily due to an increase in homes delivered in the New Jersey urban market, which was primarily attributable to a higher backlog at October 31, 2013, as compared to October 31, 2012.
For the three-month period ended July 31, 2014, the value of net contracts signed decreased by $26.6 million, or 33.9%, as compared to the three-month period ended July 31, 2013. The decrease was attributable to a 23.2% decrease in the number of net contracts signed and a 14.0% decrease in the average value of net contracts signed. The decrease in the number of net contracts signed in the three-month period ended July 31, 2014 was primarily due to the commencement of sales at two of our buildings in the second quarter of fiscal 2013 where sales were high during the initial opening. The decrease in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to less expensive areas and/or products in the fiscal 2014 period.
We reported income before income taxes of $26.4 million in the three-months ended July 31, 2014, as compared to $28.9 million in the three-months ended July 31, 2013. The decrease in income before income taxes was primarily attributable to lower earnings from the decreased revenues, and lower income from unconsolidated entities, partially offset by lower cost of revenues as a percentage of revenues and higher management fee income, in the three months ended July 31, 2014, as compared to the three months ended July 31, 2013. The decrease in cost of revenues as a percentage of revenues in the fiscal 2014 period was primarily due to a shift in the number of homes delivered to better margin products and/or locations and increases in selling prices.
Corporate and Other
For the nine-month period ended July 31, 2014 and 2013, corporate and other loss before income taxes was $57.6 million and $62.8 million, respectively. This decrease in the fiscal 2014 period, as compared to the fiscal 2013 period, was primarily due to an increase in income from unconsolidated entities from $4.5 million in the fiscal 2013 period to $37.5 million in the fiscal 2014 period, and increased income from our Gibraltar operations in the fiscal 2014 period, as compared to the fiscal 2013 period, offset, in part, by $13.2 million of income in the fiscal 2013 period from the settlement of litigation and higher unallocated SG&A in the fiscal 2014 period, as compared to the fiscal 2013 period. The increase in income from unconsolidated entities was due primarily to our recognition of a $23.5 million gain representing our share of the gain on the sale by Trust II of substantially all of its assets to an unrelated party in December 2013 and a $12.0 million distribution from the Trust in April 2014 due to the refinancing of one of the Trust’s apartment properties. The increase attributable to the Trust and Trust II gains was partially offset by lower income realized from Gibraltar’s Structured Asset Joint Venture. The increase in unallocated SG&A costs was due primarily to increased compensation costs due to our increased number of employees and higher insurance costs.
For the three-month period ended July 31, 2014 and 2013, corporate and other loss before income taxes was $29.9 million and $25.8 million, respectively. The increase in the loss in the fiscal 2014 period, as compared to the fiscal 2013 period, was primarily due to higher unallocated SG&A which was primarily attributable to our increased number of employees and higher insurance costs.

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
The table below sets forth, at July 31, 2014, our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2014	$2,774	5.97%
2015	357,844	5.09%	$87,980	2.15%
2016	24,087	3.89%	150	0.19%
2017	408,077	8.81%	150	0.19%
2018	5,175	3.23%	150	0.19%
Thereafter	1,996,285	4.54%	498,660	1.77%
Discount	(2,710)
Total	$2,791,532	5.23%	$587,090	1.82%
Fair value at July 31, 2014	$2,966,490		$587,090

(a)
Based upon the amount of variable-rate debt outstanding at July 31, 2014, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $5.9 million per year.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There has not been any change in our internal control over financial reporting during our quarter ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
During the three-month period ended July 31, 2014, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (b)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum number of shares that may yet be purchased under the plans or programs (a)
	(in thousands)		(in thousands)	(in thousands)
May 1, 2014 to May 31, 2014	3	$34.94	3	8,260
June 1, 2014 to June 30, 2014	2	$36.21	2	8,258
July 1, 2014 to July 31, 2014	—	$—	—	8,258
Total	5	$35.42	5

(a)
On March 26, 2003, we announced that our Board of Directors had authorized the repurchase of up to 20 million shares of our common stock, par value $.01, in open market transactions or otherwise, for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.

(b)
Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the restricted stock unit recipient. During the three months ended July 31, 2014, we withheld 293 of the shares subject to restricted stock units to cover $10,000 of income tax withholdings and we issued the remaining 542 shares to the recipients. The 293 shares withheld are not included in the total number of shares purchased in the table above.

Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended July 31, 2014.
We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so.

ITEM 6. EXHIBITS

4.1*
Fourth Supplemental Indenture dated as of July 31, 2014, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.

4.2*
Sixth Supplemental Indenture dated as of July 31, 2014, to Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.

4.3*
Third Supplemental Indenture dated as of July 31, 2014, to the Indenture dated as of September 11, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.

4.4*
Twenty-fourth Supplemental Indenture dated as of July 31, 2014, to the Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.

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

TOLL BROTHERS, INC.
(Registrant)

Date:	September 5, 2014	By:	/s/ Martin P. Connor
Martin P. Connor
Senior Vice President and Chief Financial
Officer (Principal Financial Officer)

Date:	September 5, 2014	By:	/s/ Joseph R. Sicree
Joseph R. Sicree
Senior Vice President and Chief Accounting
Officer (Principal Accounting Officer)